Form 10-K
period 1993-12-25
DIXIE YARNS INC
filed 1994-03-25
CIK 29332

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended December 25, 1993.

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from _______ to _______.

                        Commission File Number: 0-2585

                               Dixie Yarns, Inc.
            (Exact name of registrant as specified in its charter)

           Tennessee                                     62-0183370
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

1100 South Watkins Street
Chattanooga, Tennessee                                      37404
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code      (615) 698-2501

Securities registered pursuant to Section 12(b) of the Act:
                                                    Name of Each Exchange
Title of Each Class                                  on Which Registered

       None                                                  None

Securities Registered Pursuant to Section 12(g) of the Act:

                         Common Stock, $3.00 Par Value
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                   Yes  [X]          No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                            [X]
                                   -Continued-


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-K
                                 (Continued)

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 11, 1994: Common Stock - $103,901,205; Class B Common Stock - No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to section 15(d) of the Act.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

         Class                             Outstanding as of March 11, 1994

Common Stock, $3.00 Par Value                    11,521,733 shares (1)

Class B Common Stock, $3.00 Par Value               735,228 shares

Class C Common Stock, $3.00 Par Value                     0 shares

(1) The shares outstanding include the 1,029,446 shares issued subject to put option pursuant to the acquisition of the assets of Masland Carpets, Inc. on July 9, 1993


                      Documents Incorporated By Reference

Specified portions of the following document are incorporated by reference:

Proxy Statement of the registrant for annual meeting of shareholders to be held May 5, 1994 (Part III).









PART I

ITEM 1.  BUSINESS

GENERAL

An integral part of the Company's strategy during the past two years has been to restructure its operations and expand into floorcovering. Today, the Company operates in two business segments - Textile products and Floorcovering - with approximately half of its sales in each segment. Prior to the acquisitions of Carriage and Masland in 1993, the Company's single line of business, textile products, included the Company's Candlewick carpet yarn operations. With the expansion into the floorcovering business, the Company's carpet yarn operations are now included in the floorcovering segment. Financial information relating to the Company's business segments have been restated for all periods presented and are set forth in Note (O) to the Company's consolidated financial statements.

TEXTILES

TEXTILE INDUSTRY - The domestic textile industry manufactures products for a variety of end uses, including home furnishings (domestics, drapery and upholstery), industrial products, transportation applications and apparel. The industry, which encompasses yarn preparation, fabric formation and product distribution, is structured with various degrees of vertical integration, depending upon the particular products involved. The textile industry is made up of a great number of companies, none of which are believed to have sales that comprise as much as 10% of the total market.

The domestic apparel market, which includes a substantial portion of the customers for the Company's products, is continually faced with competition from imports; however, management believes that implementation of the North American Free Trade Agreement may increase demand for domestic textile products by continuing to encourage utilization of such products by non-domestic cut and sew operations. Additionally, management believes consumer buying patterns continue to be influenced by mass merchandisers and retailers emphasizing price competition for value-added products. The domestic textile industry also services the home furnishing and other industries in a number of applications which are impacted by housing sales as well as by domestic automotive production levels.

THE COMPANY'S TEXTILE PRODUCTS - The Company manufactures and markets yarns, threads and knit fabrics from a variety of natural and man-made fibers. Textile products are primarily sold to manufacturers of apparel, domestics, drapery and upholstery, hosiery, industrial fabrics, transportation and other industries.

The Company produces a wide variety of products, with a significant focus on high-end value added products. Although the textile products business is organized into three business groups, substantial sales and customer overlap exists among the groups. Textile products are focused on narrow groups of products, related by manufacturing processes, performance qualities and end uses. No group of such products individually accounts for as much as 10% of Dixie's consolidated revenues for 1993, 1992 or 1991 and no customer's volume exceeded 10 percent of the Company's total sales for 1993.




The Company's Yarn Group ("Yarn Group") is comprised of the Natural and Dyed Yarn Group and the Synthetics Yarn Group. Products produced and marketed through these groups include ring spun, open end and air jet single and plied yarns which are sold to manufacturers of premium-price apparel, high-end home furnishings, and industrial products. A portion of the yarn produced by the yarn spinning facilities is further processed by the Company's mercerizing and package dyeing facilities. Cotton is the primary fiber for both natural, and mercerized and package dyed markets served. Other markets served include products manufactured from man-made (synthetics) fibers, many of which are high technology fibers that impart strength, heat resistance, stretch and/or characteristics relating to comfort and insulation properties. Natural, dyed and synthetic yarns are marketed through a combination of salaried sales force and, to a lesser extent, commissioned sales agents.

The Company's Industrial Sewing Thread Group ("Threads USA") is one of three major domestic manufacturers and marketers of industrial sewing thread, with a full line of products that includes cotton, spun polyester, corespun and filament threads. Thread products are sold directly by the Company's sales personnel through an extensive regional warehouse network as well as to independent wholesale jobbers.

The Company's Knit Fabric Group ("Caro Knit") knits, dyes and finishes 100 percent cotton circular knit fabrics for apparel and industrial markets. A majority of the yarn used for the production of the knit fabric is supplied by the Company's yarn facilities. Knit products are sold primarily by its own salaried sales force.

The Company's sales order backlog position in its textile products business was approximately $79,000,000 on December 25, 1993 compared to approximately $102,000,000 on December 26, 1992. All of these orders can reasonably be expected to be filled within the 1994 fiscal year.

Although the competition faced by the Company's textile business varies depending on the markets involved, a substantial portion of the Company's products in the Company's domestic textile products business is faced with competition from imports.

The Company owns a number of patents used in its textile business, and patent protection is sought as a matter of course when machinery or process improvements are made that are considered patentable. However, in the opinion of the Company, its textile operations are not materially dependent upon patents and patent applications.

FLOORCOVERING

THE CARPET INDUSTRY - The carpet industry is composed of approximately 100 manufacturers of which the top 5 account for over 50% of total sales in the industry. The industry has two primary markets, residential and commercial, with the residential market making up the largest portion of industry's sales. A substantial portion of industry shipments is made in response to replacement demand. The residential market consists of broadloom carpets, rugs and bathmats in a broad range of styles, colors, textures and yarns. The carpet industry also manufactures carpet for the automotive, recreational vehicle and recreational boat industries.




The carpet industry is highly competitive with competition principally from 100 domestic manufacturers of carpets and rugs. Carpet manufacturers also face competition from the hard surface floorcovering industry. The principal methods of competition within the carpet industry are quality, style, price and service.

THE COMPANY'S FLOORCOVERING BUSINESS - The Company's floorcovering business manufactures and markets carpet yarns and floorcovering products for specialty markets through Candlewick Yarns ("Candlewick"), Carriage Industries, Inc. ("Carriage") and Masland Carpet, Inc. ("Masland").

Candlewick is one of the world's largest independent carpet yarn manufacturers. Its customers include end-use product manufacturers in the bath rug, automotive and broadloom carpet markets. Candlewick is a producer of premier yarns for floorcovering applications. It competes through product quality and innovation. Its product development center and relationships with fiber suppliers have been developed to provide customers a means to evaluate yarn and fiber variations. Candlewick has a significant share of the bath rug yarn market due to the breadth of its product line, service capabilities, quality and history of innovation. Products of Candlewick are marketed through its own salaried sales force.

Carriage is a vertically integrated carpet manufacturer serving specialized markets. Its highly diversified markets include: original equipment manufacturers of manufactured housing, recreational vehicles, and small boats; the exposition/trade show market; contract/residential market; and the home center/needlebond market. Carriage's manufacturing operations include yarn extrusion, yarn processing,tufting, needlebonding, dyeing, finishing and finished product transportation through its own trucking fleet. Its product line is marketed by a staff of salaried sales personnel and to a lesser extent commission sales representatives.

Carriage competes only in selected portions of the floorcovering market. Competition is based not only on price, but also on quality of goods, customer service and reputation for reliability. The Company has developed a broad array of specialized products of varying styles, widths, colors and backing. Rapid, just-in-time delivery of customer orders is an important part of the Company's customer service program. The Company controls delivery of its products through its trucking fleet of 68 tractor-trailers and utilization of regional distribution centers for finished goods.

Masland markets broadloom products for specification by the architectural and design communities and residential carpet and designer rugs to a select group in interior design showrooms and high-end specialty retailers. Each of the markets served require quality, service, innovation in styling and product design. Competition within its business is based primarily on quality, service and styling, with price becoming an increasingly important factor, particularly in the Company's contract business.

The Company's sales order backlog position in its floorcovering business was approximately $37,000,000 on December 25, 1993 compared to approximately $24,000,000 on December 26, 1992. All of these orders can reasonably be expected to be filled within the 1994 fiscal year.

The Company's floorcovering business owns a variety of trademarks under which its products, particularly those sold by Masland, are marketed. While such trademarks are important to Masland's business, there is no one trademark, other than the name Masland itself, which is of material importance to the segment.
There was no single class of products exceeding 10 percent of the Company's sales volume for 1993, 1992 or 1991 and no customer's volume exceeded 10 percent of the Company's total sales for 1993.

SEASONALITY

Within the varied markets serviced by the Company, there are a number of seasonal production cycles, but the Company's business as a whole is not considered to be significantly affected by seasonal factors. Correspondingly, there appear to be no material impacts on working capital relating to seasonality or other business dynamics.

ENVIRONMENTAL

While compliance with current federal, state and local provisions regulating the discharge of material into the environment may require additional expenditures by the Company, these expenditures are not expected to have a material effect on capital expenditures, earnings or the competitive position of the Company.

RAW MATERIALS

The Company obtains natural and synthetic raw materials from a number of domestic suppliers. Cotton fiber is purchased at market rates from numerous cotton merchants and directly from cotton growing cooperatives under short-term supply contracts at costs which are significant factors in the Company's pricing of its products. Man-made fibers are purchased from major chemical suppliers. Although the Company's procurement of raw materials is subject to variations in price and availability due to agricultural and other market conditions and in the price of petroleum used to produce man-made fibers, the Company believes that its sources of raw materials are adequate and that it is not materially dependent on any single supplier.

UTILITIES

The Company uses electricity as its principal energy source, with oil or natural gas used in some facilities for finishing operations as well as heating. During the past five years the Company has not experienced any material problems in obtaining electricity, natural gas or oil at anticipated prices. Nevertheless, energy shortages of extended duration could have an adverse effect on the Company's operations.

The Company had approximately 7,300 associates as of the end of fiscal 1993.






ITEM 2.  PROPERTIES

The following table lists the Company's facilities according to location, type of operation and approximate total floor space as of March 11, 1994.

                                                                     Approximate
Location                            Type of Operation                Square Feet
                                        CORPORATE
Administrative:
  Chattanooga, TN                   Administrative                       41,000

                                    TEXTILE PRODUCTS
Administrative:
  Gastonia, NC                      Administrative                       61,000

Warehousing:
  Gastonia, NC (2 locations)        Warehousing                          88,000
  Sales Branch Warehouses
    (4 locations)                   Warehousing                          54,000
                                      Total Warehousing                 142,000
Manufacturing:
  Chattanooga, TN                   Yarn Spinning                       440,000
  Mebane, NC                        Yarn Spinning                        99,000
  Ranlo, NC                         Yarn Spinning                       482,000
  Saxapahaw, NC                     Yarn Spinning                       264,000
  Tarboro, NC                       Yarn Spinning                       340,000
  Chattanooga, TN                   Package Yarn Dyeing, Bleaching
                                      and Mercerizing                   276,000
  Tryon, NC                         Bleaching and Mercerizing            63,000
  Gastonia, NC                      Thread Yarn Dyeing and Finishing    530,000
  Arroyo, Puerto Rico               Thread Yarn Dyeing and
                                      Finishing                          22,000
  Gastonia, NC                      Thread Yarn Spinning                445,000
  Jefferson, SC                     Knitting, and Fabric Dyeing
                                      and Finishing                     274,000
  Newton, NC                        Yarn Spinning and Knitting          252,000
                                      Total Manufacturing             3,487,000

                                    FLOORCOVERING
Administrative:
  Dalton, GA                        Administrative                       13,000
  Calhoun, GA                       Administrative                       60,000
  Mobile, AL(2)                     Administrative                       20,000
                                      Total Administrative               93,000
Warehousing:
  Ringgold, GA                      Warehousing                         119,000

Manufacturing:
  Lemoore, CA                       Tufted Yarn Spinning                322,000
  Ringgold, GA                      Tufted Yarn Spinning                290,000
  Roanoke, AL (1)                   Tufted Yarn Spinning                190,000
  Calhoun, GA                       Carpet Manufacturing              1,016,000
  Chatsworth, GA                    Carpet Manufacturing                 24,000
  Atmore, AL                        Carpet Manufacturing                262,000
  Mobile, AL(2)                     Rug Manufacturing, Distribution     400,000
                                      Total Manufacturing             2,504,000

                                      Total                           6,447,000


ITEM 2.  PROPERTIES - CONTINUED

(1) This property is currently leased. Under the provisions of the Roanoke, AL lease, the Company is acquiring title to the property over the term of the lease, which is expected to terminate in 2004.

(2) This property is currently leased. Under the provision of the Mobile, AL lease, the Company will acquire the property at the end of the lease.

In addition to the facilities listed above, the Company owns or leases various administrative, storage, warehouse and office spaces.

In the opinion of the Company, its manufacturing facilities are well maintained and the machinery is efficient and competitive. Operations at each plant generally vary between 120 hours and 168 hours per week. There are no material encumbrances on any of the Company's operations.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party or of which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of 1993 to a vote of the shareholders.














Pursuant to instruction G of Form 10-K the following is included as an unnumbered item to Part I.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and offices held by the executive officers of the registrant as of March 11, 1994, are listed below along with their business experience during the past five years.

         Name, Age                          Business Experience During
        and Position                              Past Five Years

Daniel K. Frierson, 52                      Director since 1973, Chairman of
Chairman of the Board, President            the Board since 1987 and Chief
and Chief Executive Officer,                Executive Officer since 1980.
Director, Member of Executive               Director of the American National
Committee                                   Bank & Trust Co..  Brother of
                                            Paul K. Frierson


Phil Barlow, 45                             Corporate Vice President and
Corporate Vice President and                President of Carriage Industries,
President, Carriage Industries, Inc.        Inc. since 1993.  Vice President of
                                            Sales and Marketing, Carriage, 1988-
                                            1993.  Director of Sales and
                                            Marketing, Carriage, 1986 - 1988.


David C. Clarke, 36                         Corporate Vice President and
Corporate Vice President and                President, Threads USA since
President, Threads USA                      February, 1994.  Executive Vice
                                            President of Sales, Threads USA,
                                            from September, 1992 to February,
                                            1994.  Vice President of Direct
                                            Sales, Threads USA, from November,
                                            1991 to September, 1992.  Director
                                            of Direct Sales, Threads USA, from
                                            February, 1991 to November, 1991.
                                            Director of Sales, American Thread
                                            Company, from 1989 - 1991.


C. Pat Driver, 53                           Corporate Vice President and
Corporate Vice President and                President, Synthetic Yarn Group
President, Synthetic Yarns                  since June, 1992.  Corporate Vice
                                            President and President, Dixie
                                            Yarns Group, from 1989 to June,
                                            1992.  President, Carpet Yarns,
                                            Group (Candlewick), 1983 - 1989.









EXECUTIVE OFFICERS OF THE REGISTRANT -- CONT.

         Name, Age                          Business Experience During
        and Position                              Past Five Years

Paul K. Frierson, 56                        Director since 1988.  Corporate
Corporate Vice President and                Vice President and President,
President, Candlewick Yarns,                Carpet Yarns Group (Candlewick)
Director                                    since 1989.  Executive Vice
                                            President of Candlewick from
                                            1984 - 1989.  Director of
                                            Nationsbank/Chattanooga.  Brother
                                            of Daniel K. Frierson.


Charles P. McCamy, 40                       Corporate Vice President and
Corporate Vice President and                President, Caro Knit Group
President, Caro Knit                        since December, 1992.  Vice
                                            President of Manufacturing, Caro
                                            Knit Group, from January, 1991 to
                                            December, 1992.  Vice President of
                                            Manufacturing, Great American
                                            Knitting Mills, 1989 - 1990.


George B. Smith, 53                         Corporate Vice President and
Corporate Vice President                    President, Natural and Dyed Yarn
and President, Natural and Dyed Yarns       Group since August, 1993.
                                            President Natural Yarn Group from
                                            October, 1992 to August, 1993.
                                            Self-employed (Consulting and
                                            Commission Sales) June, 1990 to
                                            November, 1992. Corporate Vice
                                            President, Avondale Mills, Inc.,
                                            1986 - 1990. President, Avondale
                                            Yarn Division, 1989 - 1990.
                                            President, Avondale Fabric Division,
                                            1986-1989.


John Sturdy, 64                             Corporate Vice President and
Corporate Vice President                    President, Masland Carpets, Inc.,
and President, Masland Carpets, Inc.        1993.  President & Chief Executive
                                            Officer, Masland Carpets, Inc.,
                                            1991 - 1993.  President & Chief
                                            Operating Officer, The Harbinger
                                            Company, Inc., subsidiary of
                                            Horizon Industries, Inc. 1984 -
                                            1991.


W. Derek Davis, 43                          Corporate Vice President of Human
Corporate Vice President -                  Resources since January, 1991.
Human Resources                             Corporate Employee Relations
                                            Director, 1990 - 1991.  Employee
                                            Relations Director, Dixie Yarns
                                            Group and Carpet Yarns Group
                                            (Candlewick), 1988 - 1990.

EXECUTIVE OFFICERS OF THE REGISTRANT -- CONT.

         Name, Age                          Business Experience During
        and Position                              Past Five Years


Jon Faulkner, 34                            Corporate Vice President of
Corporate Vice President -                  Administration since 1993.  Director
Administration                              of Management Information Systems,
                                            1990 - 1993.  Manager of Warehouses
                                            and Distribution, Threads USA,
                                            1989 - 1990.


Gary Harmon, 48                             Treasurer since 1993.
Treasurer                                   Director of Tax and Financial
                                            Planning, 1985 - 1993.


D. Eugene Lasater, 43                       Controller since 1988
Controller


Starr T. Klein, 51                          Secretary since November, 1992.
Secretary                                   Assistant Secretary, 1987 - 1992.




The executive officers of the registrant are elected annually by the Board of Directors at its first meeting held after each annual meeting of the Company's shareholders.


PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
         MATTERS

The Company's Common Stock trades on the over-the-counter National Market System with the NASDAQ symbol DXYN. No market exists for the Company's Class B Common Stock.

As of March 11, 1994, the total number of record holders of the Company's Common Stock was approximately 6,200 and the total number of holders of the Company's Class B Common Stock was 19. Management of the Company estimates that there are approximately 4,700 shareholders who hold the Company's Common Stock in nominee names. Dividends and Price Range of Common Stock for the four quarterly periods in the years ended December 25, 1993 and December 26, 1992 are as follows:





                        QUARTERLY FINANCIAL DATA, DIVIDENDS
                          AND PRICE RANGE OF COMMON STOCK
                                    (Unaudited)
               (dollar amounts in thousands, except per share data)

                                                               1993
Quarter                                     1st          2nd          3rd          4th
Net sales                                $120,777     $161,439     $152,530     $159,855
Gross profit                               15,407       23,288       24,673       20,855
Net income                                    907        2,062          841          874
Earnings per common and
  common equivalent share                     .10          .18          .07          .07
Dividends:
  Common Stock                                .05          .05          .05          .05
  Class B Common Stock                        .05          .05          .05          .05

Common Stock prices:
  High                                   $  15.38     $  16.75     $  13.50     $  11.38
  Low                                    $  12.25     $  10.75     $  10.50     $   8.75




                                                               1992
Quarter                                     1st          2nd          3rd          4th
Net sales                                $119,149     $123,462     $113,965     $113,256
Gross profit                               14,304       15,188       15,004       13,090
Net income                                    212        1,262        2,048        1,945
Earnings per common and
  common equivalent share                     .02          .14          .23          .22
Dividends:
  Common Stock                                .05          .05          .05          .05
  Class B Common Stock                        .05          .05          .05          .05

Common Stock prices:
  High                                   $  12.00     $  14.25     $  14.13     $  13.00
  Low                                    $   7.50     $   9.75     $   9.25     $   9.25





The total of quarterly earnings per share does not equal the annual earnings per share due primarily to Common Stock purchased and issued during the respective periods. Gross profit, net income and earnings per share have been restated to reflect the adoption of Statement of Financial Accounting
Standard No. 109, "Accounting for Income Taxes," in 1993. The operating results of Carriage and Masland are included subsequent to acquisitions in arch and July of 1993, respectively.

The discussion of restrictions on payment of dividends is included in Note
(E) to Consolidated Financial Statements included herein.




ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the related consolidated financial statements and notes thereto included under Items 8, 14(a) (1) and (2) and 14 (d) of the report on Form 10-K.

                                                                             Year Ended
                                            December 25,    December 26,    December 28,    December 29,     December 30,
                                                1993(1)         1992(2)         1991(2)         1990(2)          1989(2)
Net sales                                  $594,601,350    $469,832,466    $491,952,433    $556,207,313     $570,840,490

Income(loss) from continuing
  operations(3,4)                             4,684,359       5,467,421     (25,557,215)      6,644,109       11,530,227

Total assets                                496,578,881     397,080,239     372,806,621     394,041,690      385,710,694

Long-term debt:
  Senior indebtedness                        87,649,871      70,022,500      59,323,800      28,987,400       60,925,900
  Subordinated notes                         50,000,000      50,000,000      50,000,000      50,000,000              ---
  Convertible subordinated debentures        44,782,000      44,782,000      44,782,000      47,000,000       50,000,000

Common Stock, subject to put option          18,177,958             ---             ---             ---              ---

Per Share:
  Income(loss) from continuing
    operations: (3,4)
    Primary                                         .41             .62           (2.90)            .70             1.11
    Fully diluted                                   .40             .62           (2.90)            .70             1.11

  Cash dividends declared:
    Common Stock                                  .2000           .2000           .4200           .6800            .6800
    Class B Common Stock                          .2000           .2000           .4200           .6800            .6633

(1)  Includes the results of operations of Carriage Industries, Inc. and Masland Carpets, Inc. subsequent to their acquisitions on
     March 12, 1993 and July 9, 1993, respectively.  See Note (B) to the Consolidated Financial Statements.

(2)  Results for 1989 through 1992 have been restated to reflect the adoption of SFAS No. 109, "Accounting for Income Taxes."  See
     Note (H) to the Consolidated Financial Statements.

(3)  Income(loss) from continuing operations includes a restructuring charge of $18,271,000, or $2.08 per share, for the year ended December 28, 1991 and a charge for losses on plant closings of $1,143,000, or $.12 per share, for the year ended
     December 29, 1990.  See Note (I) to the Consolidated Financial Statements.

(4)  Income(loss) from continuing operations excludes a charge for the cumulative effect of an accounting charge of $1,497,000, or
     $.17 per share, and an extraordinary gain from the early retirement of debt of $452,000, or $.05 per share, for the year ended December 28, 1991 and an extraordinary gain from the early retirement of debt of $699,000, or $.07 per share, for the year ended December 29, 1990.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

An integral part of the Company's strategy has been to restructure its textile operations and expand into floorcovering. Today, the Company operates in two business segments - Textile products and Floorcovering - with approximately half of its sales in each segment.

Restructuring - During the latter part of 1991, the Company accrued the estimated cost to restructure its operations of approximately $28.3 million ($18.3 million after-tax) and began implementation of a plan to reduce costs in its operations by consolidating manufacturing facilities and expanding to seven-day scheduled operations. Cost of the restructuring incurred through 1993, consisted of approximately $13.5 million to write-down certain assets to estimated fair market value, approximately $3.2 million for severance payments and approximately $11.1 million for other direct costs of the restructuring. Five smaller manufacturing facilities were closed and one was sold. Production and equipment from the discontinued facilities were consolidated into larger, more efficient units and virtually every textile and carpet yarn facility was impacted by the restructuring. Disruptions associated with product and machinery changes had a negative impact on operating profits, particularly in 1993. Substantially all of the planned changes have been completed; however, additional costs are anticipated in 1994 until operations reach planned efficiency levels.

Expansion into floorcovering - The carpet industry has been consolidating for a number of years and the Company intends to participate in the industry's consolidation by acquiring carpet companies that serve specialty markets. The acquisition of Carriage Industries, Inc. was completed on March 12, 1993 and Masland Carpets, Inc. was acquired on July 9, 1993. Both Carriage and Masland produce floorcovering products for specialty markets. Carriage is a vertically integrated manufacturer of specialized floorcovering for the manufactured housing, recreational vehicle and small boat industries, the exposition/trade show market, the contract/residential market, and the home center/needlebond market. Masland manufactures high-end residential and contract commercial carpet and designer rugs for interior designers, architects and specialty retailers.

RESULTS OF OPERATIONS

1993 Compared with 1992 - Sales for the year ended December 25, 1993 increased approximately 27%. The increase in 1993 sales is attributable to the Company's floorcovering business, which now includes the Company's carpet yarn manufacturing operations and subsequent to their 1993 acquisitions, the operations of Carriage Industries, Inc. and Masland Carpets, Inc.. The dollar volume of sales of the Company's textile products declined 4.5% in 1993, although unit volume increased. The decline in sales of textile products is attributable to weak retail apparel markets and the sale of a dyed yarn facility in the first quarter of 1993.







Net income was $4.5 million, or $.41 per share, in 1993 compared with $5.5 million, or $.62 per share, in 1992. Operating income for 1993 was 9.2% of sales in the Company's floorcovering business and .5% of sales for textile products, compared with 6.4% and 4.4%, respectively, in 1992. In addition to the 1993 acquisitions, floorcovering enjoyed strong growth and favorable conditions in the markets it serves throughout 1993. The decrease in operating profits for textile products in 1993 is principally due to weak demand for apparel products and raw material price increases that could not be passed along to customers resulting in price and margin erosion, particularly in the third and fourth quarters of 1993. Disruptions associated with production and operating consolidations have had a negative impact on profits of the Company's textile business.

The increase in gross profits and selling, general and administrative expenses as a percent of sales in 1993 reflects the traditional higher margins and higher selling and product distribution costs associated with the specialized floorcovering markets serviced by Carriage and Masland.

The increase in other income in 1993 is principally the result of approximately $1.8 million of storm insurance proceeds and gains from assets disposals. Interest expense increased in 1993 due to the higher levels of debt. The Company's effective income tax rate differs from the statutory income tax rates due primarily to nondeductible amortization of intangible assets. Also in 1993, a non-cash income tax charge of approximately $.5 million, or $.04 per share, resulted from the effect of the increase in the statutory federal income tax rate on deferred income taxes established in prior years.

During the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and changed its method of accounting for income taxes to the liability method. In connection with the change in method of accounting, financial statements for periods subsequent to 1986 were restated as if the new method had been in effect during those periods. The effect of the change was to decrease 1992 net income by approximately $.2 million, or $.03 per share, and increase the 1991 net loss by approximately $.2 million, or $.02 per share.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which requires, under certain conditions, the adoption of accrual accounting for postemployment benefits no later than 1994. The Company sponsors no such plans and the new standard is not expected to affect the Company's financial statements.

1992 Compared with 1991 - Dollar sales decreased in 1992 although unit volume increased. The decrease in dollar volume of sales was attributable to the Company's textile products business, which declined in 1992 due to the effect of adverse economic conditions in high-end markets and a greater portion of unit sales consisting of lower priced products. Operating profits, excluding the effect of the restructuring charge in 1991, increased in both the Company's floorcovering and textile products segments increased as a result of reductions in raw materials costs, manufacturing costs, and selling, general and administrative expenses.

Interest expense decreased in 1992 due to lower interest rates. The Company's effective income tax rate differs from the statutory income tax rate due primarily to nondeductible amortization of intangible assets.


Net income for 1991 was negatively impacted by an $18.3 million after-tax charge to record the estimated cost of product and facility consolidations associated with the planned restructuring of operations and a $1.5 million after-tax charge for the cumulative effect of the change in method of accounting for postretirement benefits other than pensions when Statement of Financial Accounting Standards No. 106 was adopted.

LIQUIDITY AND CAPITAL RESOURCES

During the three year period ended December 25, 1993, funds generated from operating activities totaled $117.2 million and funds raised through additional long-term debt amounted to $56.4 million. These cash flows funded the Company's operations, capital expenditures, and cash used in business acquisitions.

Funds generated from operating activities (including $45 million from the sale of accounts receivables) were $60.2 million in 1993 and were supplemented by $16.5 million of additional senior indebtedness and $9.2 million (exclusive of insurance proceeds) from the disposal of assets. These funds financed, among other things, $38.8 million of capital expenditures (exclusive of storm and fire related expenditures), the retirement of $36.3 million of debt and expenses related to acquisitions, and dividend payments.

On March 13, 1993 a severe winter storm damaged a substantial portion of Carriage's manufacturing facilities, and in August 1993, a fire destroyed Bretlin's Chatsworth, Georgia needlebond facility. Carriage and Bretlin have substantially completed the rebuilding of their damaged facilities. Expenditures to replace or repair damaged facilities, costs, and certain losses associated with the storm and fire were approximately $33.5 million in 1993. Both losses were covered by insurance. Through the end of 1993, insurance reimbursements of approximately $28.1 million had been received. Although the insurance recovery for the storm and fire damage has not been concluded, coverage continues to appear adequate.

Capital expenditures were approximately 128% of depreciation and amortization expenses during the three year period ended December 25, 1993 and were directed toward upgrading equipment, improving quality, and providing for greater production efficiency and flexibility.

Capital expenditures for 1994 are expected to be below the level of depreciation and amortization expenses and will be concentrated in the Company's floorcovering business.

The Company acquired approximately 46% of the outstanding common stock of Carriage Industries, Inc. in 1992 for $27.4 million cash and acquired Carriage's remaining, publicly-held shares on March 12, 1993 in exchange for approximately 2.5 million shares of the Company Common Stock, options to purchase approximately .1 million shares of the Company's Common Stock, and approximately $.7 million cash. On July 9, 1993, the assets of Masland Carpets, Inc. were acquired in exchange for approximately 1.0 million shares of the Company's Common Stock, $1.1 million cash, and the assumption of approximately $.8 million of debt. The holders of the shares issued in the Masland acquisition have the right, after two years, to put the shares to the Company at a price of approximately $18 per share.




In October 1993, the Company entered into a seven-year agreement to sell an undivided interest in a revolving pool of its trade accounts receivable. At December 25, 1993, a $45,000,000 interest had been sold under this agreement, and the sale is reflected as a reduction of accounts receivable. The cost of this program are based upon rating agencies' assessment of the quality of the receivables pool and the purchasers' level of investment and are fixed at 6.08% per annum plus administrative fees typical in such transactions. In addition, the Company is generally responsible for credit losses associated with sold receivables.

At December 25, 1993, the Company's debt structure consisted of $44.8 million of convertible subordinated debentures, $ 50.0 million of subordinated notes, and $86.5 million of senior indebtedness, principally under a revolving credit and term loan agreement. The convertible subordinated debentures require mandatory sinking fund payments beginning in 1998. Payments are not required under the Company's subordinated notes until 2000. The revolving credit and term loan agreement provides revolving credit up to $125.0 million until September 30, 1995, at which time the outstanding balance, at the Company's election, may be converted into a term loan payable in semi-annual installments over five years. At year-end, the available unused borrowing capacity under the agreement was approximately $38.5 million.

The Company's future liquidity requirements are expected to consist primarily of capital expenditures, seasonal working capital requirements, and funds necessary to finance the Company's expansion in the floorcovering business. These liquidity requirements are expected to be financed from operating cash flows, existing credit arrangements, issuance of capital stock, and public or private debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary financial information as required by Item 302 of Regulation S-K is included in PART II, ITEM 5 of this report and the remaining response is included in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section entitled "Information about Nominees for Directors" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 5, 1994 is incorporated herein by reference. Information regarding the executive officers of the registrant is presented in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The section entitled "Executive Compensation Information" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 5, 1994 is incorporated herein by reference.




ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Principal Shareholders", as well as the beneficial ownership table (and accompanying notes) from the section entitled "Information About Nominees for Directors" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 5, 1994 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Transactions Between the Company and Directors and Officers" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 5, 1994 is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2)-- The response to this portion of Item 14 is submitted as a separate section of this report.

    (3) Listing of Exhibits:

             (i)  Exhibits Incorporated by Reference:

                  (3a)  Restated Charter of Dixie Yarns, Inc.

                  (3b)  Amended and Restated By-Laws of Dixie Yarns, Inc.

                  (4a) Second Amended and Restated Revolving Credit and Term Loan Agreement dated January 31, 1992 by and among Dixie Yarns, Inc., and Trust Company Bank,
                        NationsBank of North Carolina, N.A. and Chemical Bank.


                  (4b) Loan Agreement dated February 6, 1990, between Dixie Yarn, Inc. and New York Life Insurance Company and New York Life Insurance and Annuity Corporation.

                  (4c) Form of Indenture, Dated May 15, 1987 between Dixie Yarns, Inc. and Morgan Guaranty Trust Company of New York as trustee.

                  (4d) Revolving Credit Loan Agreement dated as of September 16, 1991 by and among Ti-Caro, Inc. and Trust Company Bank, individually and as Agent, NCNB National Bank and Chemical Bank.

                  (4e) First Amendment to Revolving Credit Loan Agreement dated as of August 19, 1992 by and among Ti-Caro, Inc., T-C Threads, Inc. and Trust Company Bank, individually and as agent, NCNB National Bank, and Chemical Bank.






ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K - CONTINUED

    (3) Listing of Exhibits:

                  (10a) Dixie Yarns, Inc. 1983 Incentive Stock Option Plan.

                  (10b) Dixie Yarns, Inc. Incentive Stock Plan.

                  (10c) Dixie Yarns, Inc. Nonqualified Defined Contribution
                        Plan.

                  (10d) Dixie Yarns, Inc. Nonqualified Employee Savings Plan.

                  (10e) Dixie Yarns, Inc. Incentive Compensation Plan.

                  (10f) Asset Transfer and Restructuring Agreement dated
                        July 19, 1993, by and among Dixie Yarns, Inc., Masland Carpets, Inc., individual management investors of Masland Carpets, Inc., The Prudential Insurance Company of America and Pruco Life Insurance Company

                  (10g) Assignment and Bill of Sale dated July 9, 1993, by and between Dixie Yarns, Inc. and Masland Carpets, Inc.

                  (10h) Assignment and Assumption Agreement dated July 9, 1993, by and between Dixie Yarns, Inc. and Masland Carpets,
                        Inc.

                  (10i) Stock Rights and Restrictions Agreement dated July 9,
                        1993, by and among Dixie Yarns, Inc., Masland Carpets, Inc., The Prudential Insurance Company of America and Pruco Life Insurance Company of America.

                  (10j) Pooling and Servicing Agreement dated as of October 15,
                        1993, among Dixie Yarns, Inc., Dixie Funding, Inc. and NationsBank of Virginia, N.A. (as Trustee).

                  (10k) Annex X - Definitions, to Pooling and Servicing
                        Agreement dated as of October 15, 1993, among Dixie Yarns, Inc., Dixie Funding, Inc. and NationsBank of Virginia, N.A. (as Trustee).

                  (10l) Series 1993-1 Supplement, dated as of October 15, 1993, to Pooling and Servicing Agreement dated as of October 15, 1993, among Dixie Yarns, Inc., Dixie Funding Inc. and NationsBank of Virginia, N.A. (as Trustee).

                  (10m) Certificate Purchase Agreement dated October 15, 1993, among Dixie Yarns, Inc., Dixie Funding, Inc. and New York Life Insurance and Annuity Corporation.







ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K - CONTINUED

    (3) Listing of Exhibits --Continued

                  (10n) Certificate Purchase Agreement dated October 15, 1993, among Dixie Yarns, Inc., Dixie Funding, Inc. and John Alden Life Insurance Company.

                  (10o) Certificate Purchase Agreement dated October 15, 1993, among Dixie Yarns, Inc., Dixie Funding, Inc. and John Alden Life Insurance Company of New York.

                  (10p) Certificate Purchase Agreement dated October 15, 1993, among Dixie Yarns, Inc., Dixie Funding, Inc. and Keyport Life Insurance Company.

                  (10q) Executive Severance Agreement dated as of September 8,
                        1988 as amended.

             (ii) Exhibits filed with this report:

                  (4f) First Amendment, dated August 25, 1993 to Second Amended and Restated Revolving Credit and Term Loan Agreement dated January 31, 1992, by and among Dixie Yarns, Inc. and Trust Company Bank, NationsBank of North Carolina, N.A. and Chemical Bank.

                  (11)  Statement Re:  Computation of Earnings Per Share.

                  (21)  Subsidiaries of the Registrant.

                  (23)  Consent of Ernst & Young.

(b) Reports on Form 8-K--The following reports on Form 8-K have been filed by the registrant during the last quarter of the period covered by this report:

    Current Report on Form 8-K, dated October 15, 1993 reporting the sale of an undivided interest in a revolving pool of its trade accounts receivable.

(c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14 (a) (3) (ii) above.

(d) Financial Statement Schedules--The response to this portion of Item 14 is submitted as a separate section of this report.













                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 DIXIE YARNS, INC.


March 24, 1994                                   BY: /s/DANIEL K. FRIERSON
                                                     Daniel K. Frierson,
                                                     Chairman of the Board,
                                                     President and Chief
                                                     Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                  Chairman of the Board,
                                  President, Director and
/s/DANIEL K. FRIERSON             Chief Executive Officer         March 24, 1994
Daniel K. Frierson



                                  Corporate Vice-President,
                                  President of the Candlewick
/s/PAUL K. FRIERSON               Group and Director              March 24, 1994
Paul K. Frierson



/s/D. EUGENE LASATER              Controller                      March 24, 1994
D. Eugene Lasater



/s/GARY A. HARMON                 Treasurer                       March 24, 1994
Gary A. Harmon



/s/PAUL K. BROCK                  Director                        March 24, 1994
Paul K. Brock









SIGNATURES -- CONTINUED


/s/LOVIC A. BROOKS, JR.           Director                        March 24, 1994
Lovic A. Brooks, Jr.



/s/J. FRANK HARRISON, JR.         Director                        March 24, 1994
J. Frank Harrison, Jr.



/s/JAMES H. MARTIN, JR.           Director                        March 24, 1994
James H. Martin, Jr.



/s/PETER L. SMITH                 Director                        March 24, 1994
Peter L. Smith



/s/JOSEPH T. SPENCE, JR.          Director                        March 24, 1994
Joseph T. Spence, Jr.



/s/ROBERT J. SUDDERTH, JR.        Director                        March 24, 1994
Robert J. Sudderth, Jr.









































                          ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14 (a)(1) AND (2) AND ITEM 14(d)

        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                             FINANCIAL STATEMENTS

                         FINANCIAL STATEMENT SCHEDULES

                         YEAR ENDED DECEMBER 25, 1993

                               DIXIE YARNS, INC.

                            CHATTANOOGA, TENNESSEE






























FORM 10-K--ITEM 14(a)(1) and (2)

DIXIE YARNS, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Dixie Yarns, Inc. and subsidiaries are included in Item 8:

         Report of Independent Auditors

         Consolidated balance sheets--December 25, 1993 and December 26, 1992

         Consolidated statements of income(loss)--Years ended December 25, 1993, December 26, 1992, and December 28, 1991

         Consolidated statements of cash flows--Years ended December 25, 1993, December 26, 1992, and December 28, 1991.

         Consolidated statements of stockholders' equity--Years ended December 25, 1993, December 26, 1992, December 28, 1991

The following consolidated financial statement schedules of Dixie Yarns, Inc. and subsidiaries are included in Item 14(d):

         Schedule V--Property, plant and equipment

         Schedule VI--Accumulated depreciation, depletion, and amortization of property, plant and equipment

         Schedule VIII--Valuation and qualifying account

         Schedule X--Supplementary income statement information

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, or the information is otherwise shown in the financial statements or notes thereto, and therefore have been omitted.












Report of Independent Auditors



Board of Directors
Dixie Yarns, Inc.




     We have audited the accompanying consolidated balance sheets of Dixie Yarns, Inc. and subsidiaries as of December 25, 1993 and December 26, 1992, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 25, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dixie Yarns, Inc. and subsidiaries at December 25, 1993 and December 26, 1992, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 25, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note (H) to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes.







                                            ERNST & YOUNG




Chattanooga, Tennessee
February 17, 1994



                                     DIXIE YARNS, INC.
                                CONSOLIDATED BALANCE SHEETS




                                                           December 25,     December 26,
                                                              1993             1992

ASSETS

  CURRENT ASSETS

    Cash and cash equivalents                             $  4,047,459     $  1,425,985
    Accounts receivable (less allowance for doubtful
      accounts of $3,900,000 in 1993 and $4,200,000
      in 1992)                                              26,553,831       50,415,020
    Inventories                                            105,809,888       67,086,327
    Other                                                   11,667,083        4,067,430

                                   TOTAL CURRENT ASSETS    148,078,261      122,994,762

PROPERTY, PLANT AND EQUIPMENT

  On the basis of cost
    Land and improvements                                   12,346,361        9,754,481
    Buildings and improvements                             105,198,798       81,597,789
    Machinery and Equipment                                350,751,015      286,908,460

                                                           468,296,174      378,260,730
      Less accumulated amortization and depreciation       193,037,707      180,466,651

                                                           275,258,467      197,794,079

INTANGIBLE ASSETS (less accumulated amortization of
  $8,742,059 in 1993 and $7,116,742 in 1992)                62,722,113       42,648,228

INVESTMENT IN AFFILIATE                                                      27,936,050

OTHER ASSETS                                                10,520,040        5,707,120







TOTAL ASSETS                                              $496,578,881     $397,080,239







                                                           December 25,     December 26,
                                                              1993             1992

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts payable                                      $ 32,245,506     $ 24,007,294
    Accrued expenses                                        26,518,429       21,010,085
    Current portion of long-term debt                          446,829            1,300
                              TOTAL CURRENT LIABILITIES     59,210,764       45,018,679

  LONG-TERM DEBT
    Senior indebtedness                                     87,649,871       70,022,500
    Subordinated notes                                      50,000,000       50,000,000
    Convertible subordinated debentures                     44,782,000       44,782,000
                                                           182,431,871      164,804,500

OTHER LIABILITIES                                           13,037,877        3,093,503

DEFERRED INCOME TAXES                                       48,038,943       37,804,231

COMMON STOCK, SUBJECT TO PUT OPTION -
  1,029,446 shares                                          18,177,958

STOCKHOLDERS' EQUITY
  Common Stock ($3 par value per share):  Authorized
    80,000,000 shares, issued and outstanding, including
    shares in treasury - 13,852,233 shares in 1993 and
    11,342,422 shares in 1992                               41,556,699       34,027,266
  Class B Common Stock ($3 par value per share):
    Authorized 16,000,000 shares, issued and outstanding-
    735,228 shares in 1993 and 1992                          2,205,684        2,205,684
  Additional paid-in capital                               131,684,054      107,149,489
  Retained earnings                                         60,302,834       57,841,860
  Minimum pension liability adjustment                      (4,981,943)
                                                           230,767,328      201,224,299
  Less Common Stock in treasury at cost - 3,356,646
    shares in 1993 and 3,340,930 shares in 1992             55,085,860       54,864,973
                                                           175,681,468      146,359,326

Commitments - Note N
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $496,578,881     $397,080,239












See notes to consolidated financial statements.

                                     DIXIE YARNS, INC.
                         CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                                           Year Ended
                                         December 25,     December 26,     December 28,
                                            1993             1992             1991


Net sales                                $594,601,350     $469,832,466     $491,952,433
Cost of sales                             510,378,826      412,246,551      443,015,737

                                           84,222,524       57,585,915       48,936,696

Selling, general and administrative
  expenses                                 59,910,691       32,469,983       36,702,948
Restructuring and plant closing costs             ---              ---       28,275,877
Corporate expenses                          5,159,000        5,600,000        7,700,000
Other income (expense) - net                2,640,156          256,021       (1,491,092)

                                           21,792,989       19,771,953      (25,233,221)

Interest expense                           12,772,630       10,824,344       12,180,429

        INCOME(LOSS) BEFORE INCOME TAXES,
      EXTRAORDINARY GAIN, AND CUMULATIVE
             EFFECT OF ACCOUNTING CHANGE    9,020,359        8,947,609      (37,413,650)

Income tax provision (benefit)              4,336,000        3,480,188      (11,856,435)

       INCOME (LOSS) BEFORE EXTRAORDINARY
          GAIN AND CUMULATIVE EFFECT OF
                       ACCOUNTING CHANGE    4,684,359        5,467,421      (25,557,215)

Extraordinary gain from debt retirement
  (less applicable income taxes
   of $288,000)                                                                 451,706
Cumulative effect of accounting change
  (less applicable income taxes
   of $898,000)                                                              (1,497,195)

                       NET INCOME (LOSS) $  4,684,359     $  5,467,421     $(26,602,704)



  Per common and common
  equivalent share:
    Income (loss) before extraordinary
      gain and cumulative effect of
      accounting change                  $        .41     $        .62     $      (2.90)
    Extraordinary gain                                                              .05
    Cumulative effect of accounting
      change                                                                       (.17)
    Net income (loss)                    $        .41     $        .62     $      (3.02)









See notes to consolidated financial statements.

                                     DIXIE YARNS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            Year Ended
                                               December 25,  December 26,  December 28,
                                                  1993          1992          1991
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                            $ 4,684,359   $ 5,467,421   $(26,602,704)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities
      Depreciation and amortization             31,221,998    25,041,941     24,418,389
      Provision (benefit) for deferred
        income taxes                             3,768,000     2,023,188    (12,553,435)
      Equity in earnings of affiliate             (353,000)     (586,000)            --
      (Gain) loss on property, plant
        and equipment disposals                 (1,994,510)   (1,371,960)       120,000
      Restructuring and plant closing costs            ---           ---     27,102,088
      Extraordinary gain from debt
        retirement                                     ---            --       (451,706)
      Cumulative effect of accounting change           ---            --      1,497,195
      Changes in operating assets and liabilities,
        net of effects of business combinations:
        Accounts receivable (includes
          $45 million sold in 1993)             43,839,084    (2,050,734)     7,532,675
        Inventories                              1,452,857     7,712,869        934,448
        Other current assets                    (2,614,774)      295,393      1,696,554
        Other assets                            (1,887,097)      452,274      3,109,202
        Accounts payable and accrued expenses  (18,859,652)    5,385,942    (12,177,436)
        Other liabilities                          923,090      (262,485)       276,793

NET CASH PROVIDED BY OPERATING ACTIVITIES       60,180,355    42,107,849     14,902,063

CASH FLOWS FROM INVESTING ACTIVITIES
  Net proceeds from sales and
    insurance recovery of property,
    plant and equipment                         14,582,419     1,755,516      2,578,782
  Purchase of property, plant and equipment
    (includes $12.1 million in 1993 for
    storm/fire damages)                        (50,885,812)  (26,324,316)   (38,306,024)
  Equity investment in Carriage
    Industries, Inc.                                   ---   (27,350,050)           ---
  Cash payments in connection with business
    combinations, net of cash acquired          (3,999,546)          ---            ---

NET CASH USED IN INVESTING ACTIVITIES          (40,302,939)  (51,918,850)   (35,727,242)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in credit line borrowings        16,500,000    10,700,000     36,900,000
  Debt assumed in acquisitions and retired     (32,327,167)          ---            ---
  Repayment of senior debt and repurchase of
    convertible subordinated notes                     ---            --     (8,946,575)
  Capital stock acquired                          (339,268)     (229,636)    (3,217,191)
  Dividends paid                                (2,223,385)   (1,745,573)    (3,690,585)
  Other                                          1,133,878       175,516        154,804

NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                         (17,255,942)    8,900,307     21,200,453
INCREASE(DECREASE) IN CASH AND
  CASH EQUIVALENTS                               2,621,474      (910,694)       375,274
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                        1,425,985     2,336,679       1,961,405
CASH AND CASH EQUIVALENTS AT END OF YEAR       $ 4,047,459   $ 1,425,985     $ 2,336,679

See notes to consolidated financial statements.

                                                      DIXIE YARNS, INC.
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                           Class B      Additional                      Pension         Common
                                              Common       Common         Paid-In       Retained       Liability       Stock In
                                               Stock        Stock         Capital       Earnings       Adjustment      Treasury
BALANCE AT DECEMBER 30, 1990                $33,912,783   $2,205,684   $107,116,277   $82,839,357                   $(51,602,871)
Restatement for the cumulative effect  of
  change in method of accounting - Note (H)                                             1,573,944
BALANCE AT DECEMBER 30, 1990 AS RESTATED     33,912,783    2,205,684    107,116,277    84,413,301                    (51,602,871)
Common Stock acquired and
  retired - 6,463 shares                        (19,389)                    (59,423)
Common Stock acquired for treasury-
  242,675 shares                                                                                                      (3,138,379)
Common Stock sold under stock
  option and Employees' Stock
  Purchase Plan - 22,900 shares                  68,700                      87,104
Net income (loss) for the year                                                        (26,602,704)
Dividends declared-Common Stock and
  Class B Common Stock $.42 per share                                                  (3,690,585)
BALANCE AT DECEMBER 28, 1991                 33,962,094    2,205,684    107,143,958    54,120,012                    (54,741,250)
Common Stock acquired and
  retired - 7,876 shares                        (23,628)                    (82,285)
Common Stock acquired for
  treasury - 9,900 shares                                                                                               (123,723)
Common Stock sold under stock
  option and Employees' Stock
  Purchase Plan - 29,600 shares                  88,800                      87,816
Net income for the year                                                                 5,467,421
Dividends declared-Common Stock and
  Class B Common Stock $.20 per share                                                  (1,745,573)
BALANCE AT DECEMBER 26, 1992                 34,027,266    2,205,684    107,149,489    57,841,860                    (54,864,973)
Common Stock acquired and
  retired - 8,582 shares                        (25,746)                    (92,635)
Common Stock acquired for
  treasury - 15,716 shares                                                                                              (220,887)
Common Stock sold under stock
  option and Employees' Stock
  Purchase Plan - 45,499 shares                 136,497                     174,481
Common Stock issued in connection
  with Carriage Industries
  acquisition - 2,472,894 shares              7,418,682                  23,754,688
Options issued in connection with
  Carriage Industries acquisition                                           698,031
Net income for the year                                                                 4,684,359
Minimum pension liability adjustment                                                                  (4,981,943)
Dividends declared-Common Stock and
  Class B Common Stock $.20 per share                                                  (2,223,385)
BALANCE AT DECEMBER 25, 1993                $41,556,699   $2,205,684   $131,684,054   $60,302,834    $(4,981,943)   $(55,085,860)
See notes to consolidated financial statements.

                               DIXIE YARNS, INC.
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Dixie Yarns, Inc. and its wholly-owned subsidiaries (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents: Highly liquid investments with original maturities of three months or less when purchased are reported as cash equivalents.

Credit and Market Risk: The Company sells products primarily to manufacturers located throughout the United States who produce products for a wide variety of end users. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. An allowance for doubtful accounts is maintained at a level which management believes is sufficient to cover potential credit losses. The Company invests its excess cash in short-term investments and has not experienced any losses on those investments.

Inventories: Substantially all inventories are stated at cost determined by the last-in, first-out (LIFO) method, which is less than market.

Inventories are summarized as follows:

                                                       1993              1992
At current cost:
  Raw materials                                   $ 25,274,771     $ 19,619,417
  Work-in-process                                   24,602,923       15,662,366
  Finished goods                                    62,664,139       41,338,244
  Supplies, repair parts and other                   9,792,498       10,329,674
                                                   122,334,331       86,949,701
Excess of current cost over LIFO value             (16,524,443)     (19,863,374)
                                                  $105,809,888      $67,086,327

During 1993 and 1992, the reduction of certain inventory quantities resulted in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years. The effect of these reductions was to increase net income by approximately $350,000 ($.03 per share) and $506,000 ($.06 per share) for 1993 and 1992, respectively.

Property, Plant and Equipment: Provision for depreciation and amortization of property, plant and equipment has been computed using the straight-line method for financial reporting purposes and in accordance with the applicable statutory recovery methods for tax purposes. Depreciation and amortization of property, plant and equipment for financial reporting purposes totaled $29,245,367 in 1993, $23,712,953 in 1992, and $22,847,307 in 1991. When
events occur that change the extent or manner in which long-lived assets are used, such as a restructuring of the Company's operations, evidence of physical defects, or technological obsolescence, such impaired assets are written down to their estimated fair market value. If such assets are permanently taken out of service, they are no longer depreciated.



                               DIXIE YARNS, INC.
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets: The excess of the purchase price over the fair market value of identifiable net assets acquired in business combinations is being amortized using the straight-line method over 40 years. The carrying value of goodwill will be reviewed if the facts and circumstances suggest that it may be impaired. Impairment will be measured, and goodwill reduced, for any deficiency of estimated cash flows during the amortization period related to the business acquired.

Income Taxes: The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in 1993. See Note (H).

Earnings per Share: Primary earnings per common and common equivalent share is computed using the weighted average number of shares of Common Stock outstanding and includes the effects of Class B Common Stock and the potentially dilutive effects of the exercise of stock options and the put option. Fully-diluted earnings per share reflects the maximum potential dilution of per share earnings which would have occurred assuming the exercise of stock options, the put option, and the conversion of subordinated debentures into shares of Common Stock. For 1993, 1992 and 1991, the additional dilution computed was less than 3%.

Revenue recognition: The Company recognizes revenue at the time title passes to the customer.

Postemployment Benefits: The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits," which requires, under certain conditions, the adoption of accrual accounting for postemployment benefits no later than 1994. The Company sponsors no such plans and the new standard is not expected to affect the Company's financial statements.

Reclassifications: In order to conform to the 1993 presentation, certain operating group expenses for 1992 and 1991 which had previously been reported as cost of sales, were reclassified to selling, general and administrative expenses in the accompanying consolidated statements of income (loss). In addition, corporate expenses have been segregated from selling, general and administrative expenses.

NOTE B - BUSINESS COMBINATIONS

On September 4, 1992, the Company acquired approximately 46% of the outstanding shares of Carriage Industries, Inc. ("Carriage") for $27,400,446 cash ($13.25 per share plus expenses) and on March 12, 1993 acquired the remaining shares of Carriage. The Company issued 2,472,884 shares of its Common Stock, options to purchase 83,044 shares of its Common Stock, and approximately $661,000 cash in exchange for the remaining shares and options for shares of Carriage. The acquisition was accounted for as a purchase effective March 12, 1993, and accordingly, the results of operations and accounts of Carriage subsequent to March 12, 1993 are included in the Company's consolidated financial statements. The total purchase price of $63,685,083 (the Company's initial cash investment in Carriage, expenses of the acquisition, and the estimated fair value of the Company's Common Stock and options exchanged) was allocated to the net tangible assets of Carriage based on the estimated fair market values of the assets acquired. As required by the purchase method of accounting, the excess amount of the purchase price over the fair market value of Carriage's net tangible assets was recorded as an intangible asset and is being amortized using the straight-line method over 40 years.

On July 9, 1993, the Company acquired the operating assets and liabilities of Masland Carpets, Inc. ("Masland") in exchange for 1,029,446 shares of the Company's Common Stock, approximately $1,100,000 cash, and the assumption of $750,000 of debt. The Common Stock was issued subject to an agreement which provides certain registration rights respecting the Common Stock, as well as the right, after two years, to put the shares to the Company at a price of $18.06 per share (reduced by dividends paid). The acquisition was accounted for as a purchase effective July 9, 1993, and accordingly, the results of operations and accounts of Masland subsequent to July 9, 1993 are included in the Company's consolidated financial statements. The total purchase price of $19,622,192 (cash paid, expenses of the acquisition, and estimated fair value of the Company's Common Stock issued subject to put option) was allocated to the net tangible assets of Masland based on the estimated fair market values of the assets acquired.

A summary of net assets acquired is as follows:

                                                   Carriage         Masland

Current assets                                   $ 49,865,747     $ 16,316,797
Property, plant and equipment                      53,440,710       11,748,152
Other assets                                        4,618,971           76,181
Current liabilities                               (26,802,995)      (7,072,437)
Long-term debt                                    (27,222,687)        (450,000)
Other liabilities and deferred taxes              (12,326,472)      (1,553,215)
Intangible asset                                   21,699,203              ---

     Net Assets Acquired Excluding Cash            63,272,477       19,065,478
Cash                                                  412,606          556,714
     Net Assets Acquired                          $63,685,083      $19,622,192

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions of Carriage and Masland had occurred at the beginning of each period presented after giving effect to certain adjustments, including amortization of cost in excess of net tangible assets acquired, interest expense on debt to finance the acquisitions and related income taxes. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or of results which may occur in the future.

                                                          1993           1992

Net sales                                            $641,950,000   $637,680,000

Income from continuing operations                       6,218,000      8,628,000
Net income (1)                                          6,218,000      4,099,000

Per common and common equivalent share:
  Income from continuing operations                           .49            .67
  Net income (1)                                              .49            .32
(1) Net income for the fiscal year ended December 26, 1992 includes losses of $3,537,000 after taxes ($.28 per share) on operations of and disposal of a Carriage segment held for sale and a loss of $992,000 after taxes ($.08 per share) to record the cumulative effect of the adoption of Statement of Financial Accounting Standards No. 106,"Employers Accounting for
Postretirement Benefits Other than Pensions" by Masland.

Prior to the merger, the Company's initial investment in Carriage was accounted for by the equity method. Accordingly, net income for 1993 and 1992 includes the Company's proportionate share of Carriage's earnings for periods prior to the merger of approximately $320,000 and $538,000 after taxes, respectively.

Condensed unaudited historical financial information of Carriage at and for the twelve months ended December 27, 1992 and December 29, 1991 is summarized as follows:

                                                      1992           1991
Income statement information:
  Net sales                                      $133,363,000   $105,976,000
  Gross profit                                     36,096,000     24,936,000
  Income from continuing operations                 4,697,000        726,000
  Net income                                        1,160,000        974,000
Balance sheet information:
  Current assets                                   41,920,000            ---
  Non-current assets                               44,827,000            ---
  Current liabilities                              18,811,000            ---
  Non-current liabilities                          33,617,000            ---

NOTE C --SALE OF ACCOUNTS RECEIVABLE

In October 1993, the Company entered into a seven-year agreement to sell an undivided interest in a revolving pool of its trade accounts receivable. At December 25, 1993, a $45,000,000 interest had been sold under this agreement, reflected as a reduction of accounts receivable in the accompanying consolidated balance sheets. The costs of this program, which were approximately $570,000 in 1993, are based upon rating agencies' assessment of the quality of the receivables pool and the purchasers' level of investment and are fixed at 6.08% per annum plus administrative fees typical in such transactions. These costs are included in other expense. The Company maintains allowances for doubtful accounts at a level which management believes is sufficient to cover potential credit losses relating to trade accounts receivable, including receivables sold.
NOTE D--ACCRUED EXPENSES

Accrued expenses consists of the following:

                                                       1993              1992
Compensation and benefits                         $ 11,775,625     $  9,156,692
Interest expense                                     2,632,072        2,486,885
Restructuring expense                                  487,376        3,641,046
Other                                               11,623,356        5,725,462
                                                  $ 26,518,429      $21,010,085






NOTE E--LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:
                                                       1993              1992
Senior Debt:
  Credit line borrowings                          $ 86,500,000     $ 70,000,000
  Other                                              1,596,700           23,800
                                                    88,096,700       70,023,800
Less current portion                                   446,829            1,300
                                                    87,649,871       70,022,500
Subordinated notes                                  50,000,000       50,000,000
Convertible subordinated debentures                 44,782,000       44,782,000
                                                  $182,431,871     $164,804,500

The Company's revolving credit and term loan agreement provides for borrowings of up to $125,000,000 until September 30, 1995, at which time the outstanding balance, at the Company's election, may be converted into a term loan payable in semi-annual installments over five years. The Company may select from several interest rate options which effectively allow for borrowings at rates equal to or lower than the lender's prime rate. A commitment fee of 1/4% per annum is payable on the average daily unused balance of the revolving credit line. At December 25, 1993, the Company's unused borrowing capacity under the arrangement was approximately $38,500,000.

The Company's subordinated notes are unsecured, bear interest of 9.96% payable semiannually, and are due in semiannual installments $2,381,000 beginning February 1, 2000.

The convertible subordinated debentures bear interest of 7% payable semiannually and are due 2012. The debentures are convertible by the holder into shares of Common Stock of the Company at an effective conversion price of $32.20 per share, subject to adjustment under certain circumstances. The debentures are redeemable at the Company's option through May 15, 1997, in whole or in part, at prices ranging from 102.8% to 100.7% of their principal amount. Subsequent to that date the debentures may be redeemed at 100% of their principal amount. Mandatory sinking fund payments commencing May 15, 1998, will retire $2,500,000 principal amount of the debenture annually and approximately 70% of the debentures prior to maturity. The debentures are subordinated in right of payment to all other indebtedness of the Company.

During 1991, the Company repurchased $2,218,000 face value of the debentures resulting in an extraordinary after-tax gain of $451,706 ($.05 per share).

The Company's long-term debt and credit arrangements include restrictions relating to minimum net worth, debt to capital ratio, and other financial ratios. The agreements also limit the amount of cash dividends that may be paid. Retained earnings available for payment of dividends amounted to approximately $978,000 at December 25, 1993.

Approximate maturities of long-term debt for each of the five years succeeding December 25, 1993, assuming conversion of amounts outstanding under the revolving credit arrangement to a term loan as discussed above, are $447,000 in 1994, $459,000 in 1995, $16,471,000 in 1996 $16,317,000 in 1997, and
$18,818,000 in 1998.

Interest payments in 1993, 1992, and 1991 were approximately $12,662,000, $11,077,000, and $11,947,000, respectively.

NOTE F--FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:


                                        1993                      1992
                                Carrying      Fair       Carrying       Fair
                                 Amount       Value       Amount        Value

Cash and cash equivalents   $  4,047,459 $  4,047,459 $  1,425,985 $  1,425,985

Long-term debt (including
  current portion)           182,878,700  178,974,000  164,805,800  157,893,000

Common Stock, subject
  to put option               18,177,958   18,177,958          ---          ---

The carrying amounts of cash and cash equivalents approximate fair values due to the short-term maturity of these instruments. The fair values of the Company's long-term debt were estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements and quoted market rates for public debt. The fair value of the Company's Common Stock, subject to put option, was based on current interest rates, future cash flows, and the quoted market prices of the Company's Common Stock.
NOTE G--CAPITAL STOCK

Holders of Class B Common Stock have the right to twenty votes per share on matters that are submitted to Shareholders for approval and to dividends in an amount not greater than dividends declared and paid on Common Stock. Class B Common Stock is restricted as to transferability; however, the Class B Common Stock may be converted into Common Stock on a one share for one share basis. The Company's Charter authorizes 200,000,000 shares of Class C Common Stock, $3 par value per share, and 16,000,000 shares of Preferred Stock. No shares of Class C Common Stock or Preferred Stock have been issued. Also see Note (B)

NOTE H--INCOME TAXES

In 1993, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," which requires the liability method of accounting for income taxes. The Company restated financial statements for periods subsequent to December 26, 1986, to reflect application of the new method. The effect of the change was to decrease income from continuing operations and net income for 1992 by approximately $200,000 ($.03 per share) and increase the loss from continuing operations and net loss for 1991 by approximately $200,000 ($.02 per share).

The provision (benefit) for income tax on income (loss) from continuing operations consist of the following:

                   1993                    1992                   1991
            Current    Deferred     Current    Deferred    Current    Deferred
Federal  $    21,000  $3,490,000  $1,209,000  $1,879,953  $492,000 $(11,501,838)
State        547,000     278,000     248,000     143,235   205,000   (1,051,597)
         $   568,000  $3,768,000  $1,457,000  $2,023,188  $697,000 $(12,553,435)


Deferred income taxes reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax bases of those assets and liabilities. Significant components of the Company's deferred tax liabilities and assets are as follows:


Deferred Tax Liabilities                             1993               1992
  Property, plant and equipment                  $52,792,000       $41,419,000
  Inventories                                      8,634,000         7,018,000
  Other                                              404,000         1,235,000
    Total deferred tax liabilities                61,830,000        49,672,000

Deferred Tax Assets
  Post-retirement benefits                         4,073,000            95,000
  Other employee benefits                          3,925,000         3,169,000
  Alternative minimum tax                          3,361,000         1,871,000
  Allowances for bad debts, claims and discounts   2,727,000         1,983,000
  Restructuring                                      730,000         5,765,000
  Other                                            1,737,000           810,000
  Valuation reserve                                      ---               ---
    Total deferred tax assets                     16,553,000        13,693,000

Net deferred tax liabilities                     $45,277,000       $35,979,000

Differences between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations are reconciled as follows:

                                         1993           1992           1991
Statutory rate applied to
  income (loss) from
  continuing operations               $3,157,000    $ 3,042,000    $(12,721,000)
Plus state income taxes net of
  federal tax provision (benefit)        536,000        258,000        (559,000)
                                       3,693,000      3,300,000    $(13,280,000)

Increase(decrease) attributable to:

  Non deductible amortization
    of intangible assets resulting
    from business combinations           559,000        423,000         423,000
  (Gain) loss accounted
    for on equity method                 (96,000)      (153,000)      1,457,000
  Effect of Federal tax
    rate increase on deferred
    income taxes                         500,000            ---             ---
  Other items                           (320,000)       (89,812)       (456,435)
                                         643,000        180,188       1,423,565
Total tax provision (benefit)         $4,336,000     $3,480,188    $(11,856,435)

Income tax payments, net of tax refunds received, in 1993, 1992, and 1991 were approximately $2,079,000, $1,024,000, and $5,066,000, respectively.






NOTE I--RESTRUCTURING AND PLANT CLOSING COSTS

In the fourth quarter of 1991, the Company developed and began implementation of a plan to restructure the Company's manufacturing facilities and support services areas and accrued associated costs of $28,276,000 ($18,271,000 or $2.08 per share after taxes). The plan included, among other things, production and machinery consolidations into fewer facilities, information systems conversions and personnel reductions.

As of the end of 1993, the restructuring was substantially complete. Total costs incurred through 1993 consisted of approximately $13,533,000 to write-down certain assets to estimated fair market value, approximately $3,156,000 for severance payments, and approximately $11,100,000 for other direct costs, including product consolidations, equipment relocation, systems conversions, and other related expenses.

NOTE J--STOCK PLANS

The Company's 1990 Incentive Stock Plan reserves 770,000 shares of Common Stock for sale or award to key associates under stock options, stock appreciation rights, restricted stock performance grants, or other awards. Outstanding options are exercisable at a cumulative rate of 25% to 33 1/3% per year after the second year from the date the options are granted. Options outstanding were granted at prices at or above market price on the date of grant and include grants under the 1983 Incentive Stock Plan, under which no further options may be granted. At December 25, 1993, options to purchase 126,662 shares were exercisable under these plans.

A summary of the option activity under the 1990 and 1983 Incentive Stock Plans is as follows:

                                                     Number of     Option Price
                                                       Shares       Per Share
Outstanding at December 29, 1990                      423,874   $ 4.58 - $33.83
  Granted                                              35,000    13.00 -  13.50
  Exercised                                           (19,650)    4.58 -   6.42
  Cancelled                                           (56,600)    5.83 -  14.00
Outstanding at December 28, 1991                      382,624     4.58 -  33.83
  Granted                                             254,000    10.75 -  11.00
  Exercised                                           (27,800)    4.58 -   5.83
  Cancelled                                           (68,412)   10.75 -  33.83
Outstanding at December 26, 1992                      540,412     5.83 -  30.75
  Granted                                             197,000    12.50 -  15.25
  Exercised                                           (22,100)        5.83
  Cancelled                                           (87,400)   10.75 -  30.75
Outstanding at December 25, 1993                      627,912   $10.75 - $30.75

The Company also has a stock purchase plan which authorizes 108,000 shares of Common Stock for purchase by supervisory associates at the market price prevailing at the time of purchase. At December 25, 1993, 65,940 shares remained available for issue. Shares sold under this plan are held in escrow until paid for and are subject to repurchase agreements which give the Company the right of first refusal at the prevailing market price. Numbers of shares sold under the plan were 12,700 in 1993, 1,800 in 1992, and 3,300 in 1991.




The Company issued options for the purchase of 83,044 shares of Common Stock, which were immediately exercisable at prices ranging from $3.19 - $5.27 per share, in connection with the acquisition of Carriage. During 1993, options for 10,699 shares were exercised at prices ranging from $3.43 - $4.29 per share. At December 25, 1993, options for 72,345 shares at prices ranging from $3.19 - $5.27 per share remain exercisable.

NOTE K--PENSION PLANS

The Company has defined benefit and defined contribution pension plans which cover essentially all associates. Benefits for associates participating in the defined benefit plans are based on years of service and compensation during the period of participation. Plan assets consist primarily of cash equivalents and publicly traded stocks and bonds. The Company's practice is to fund defined benefit plans in accordance with minimum requirements of the Employee Retirement Income Security Act of 1974. Contributions and costs of the defined contribution plans are based on several factors including a percentage of each participant's compensation, the operating performance of the Company, and matching of participant contributions by the Company.

Participants in the Company's largest defined benefit plan became eligible participants in a newly established 401(k) defined contribution plan effective in 1994. All accrued benefits under the defined benefit plan became fully vested and were frozen as of December 24, 1993. A portion of the liability of the defined benefit plan was settled through lump sum payments to electing associates. Losses incurred as a result of these settlements and the curtailment described above totaled $768,680 and $358,626 during 1993 and 1992, respectively. Settlement losses of $196,580 included in the 1993 amount were a direct result of the Company's restructuring plan and were charged to the restructuring reserve established in 1991.

The net periodic pension cost included the following components:

                                       1993           1992           1991
Defined benefit plans:
  Service cost                     $ 1,315,353    $ 1,446,829    $ 1,522,052
  Interest cost                      1,625,217      1,841,940      2,000,193
  Actual return on plan assets      (1,326,794)    (1,227,989)    (5,022,036)
  Other Components                     153,850     (1,056,697)     2,777,701
                                     1,767,626      1,004,083      1,277,910
Defined contribution plans             410,559            ---            ---
  Net periodic pension expense     $ 2,178,185    $ 1,004,083    $ 1,277,910
















The following table sets forth the funded status of the Company's defined benefit retirement plans and related amounts included in the Company's consolidated balance sheets:

                                                      1993           1992
Actuarial present value of benefit obligations:
  Vested benefits                                 $24,092,792    $14,753,954
  Nonvested benefits                                    1,336      1,284,875
Accumulated benefit obligations                   $24,094,128    $16,038,829

Plan assets at fair value                         $16,138,289    $18,540,107
Projected benefit obligation                      (24,094,128)   (17,902,255)
Projected benefit obligation (in excess
  of) or less than plan assets                     (7,955,839)       637,852
Unrecognized net loss                               8,764,390      2,918,403
Remaining unrecognized net transition asset          (462,761)      (995,762)
Adjustment to recognize minimum liability          (8,301,629)           ---
Pension related (liability) asset included
  in the consolidated balance sheets              $(7,955,839)   $ 2,560,493

In accordance with the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," the Company has recorded an additional minimum liability at December 25, 1993 representing the excess of the accumulated benefit obligation over the fair value of plan assets and accrued pension costs. This additional liability reduced stockholders' equity by $4,981,943 (net of income tax benefit of $3,319,686). The increased liability in 1993 results primarily from decreasing the assumed discount rate used in determining the projected benefit obligation from 8.5% to 7.13%.

The weighted average discount rate used in determining the projected benefit obligation was 7.13% for 1993, 8.5% for 1992, and 9% for 1991. There was no increase in future compensation levels assumed for 1993 (due to the freezing of benefits), and a 4% and 5% rate of increase was used for 1992 and 1991, respectively. The assumed long-term rate of return on plan assets was 8.5% for 1993 and 1992, and 9% for 1991.

NOTE L--POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company and one of its subsidiaries provided medical, dental and life insurance coverage for retirees under postretirement benefit plans.

The parent company provides medical and dental benefits until age 65 to early retirees who have met specified age and service requirements. It pays a portion of these costs for participants who retired prior to 1992 and also pays a portion of the life insurance premiums for a certain group of retirees. No new retirees may become eligible for the life insurance benefits. For measurement purposes, a 12% annual rate of increase in the per capita claims cost for the medical and dental plans was used for 1993, 1992, and 1991. The discount rate used to determine the accumulated postretirement benefit obligations was 7.5% for 1993, 8.5% for 1992, and 9% for 1991. During 1993, the Company settled a portion of its postretirement benefit obligation under the life insurance plan through the payment of lump-sum distributions made to beneficiaries of insured participants. Losses incurred as a result of these settlements totaled $73,049.




A subsidiary also provides medical, dental and life insurance plans for all retired associates who have completed required service and age requirements. The subsidiary pays the full cost of these benefits for associates who retired prior to June 1992. Eligible retirees after this date pay a portion of these benefits at the equivalent rates under COBRA. The weighted-average annual assumed rates of increase in the per capita cost of covered medical and dental benefits is 15% and 12% in 1993 for pre-65 and post-65 benefits, respectively, gradually declining to 6% in 2005, and remaining at that level thereafter. The accumulated postretirement benefit obligations were determined using an 8% weighted average discount rate.


The components of net periodic postretirement benefit cost are as follows:

                       1993                   1992                   1991
               Medical      Life      Medical      Life      Medical      Life
             and Dental  Insurance  and Dental  Insurance  and Dental  Insurance
                Plans       Plans      Plans       Plans      Plans       Plans
Interest cost $107,295   $102,863    $103,719    $63,318    $112,076    $80,964
Service cost    17,766      1,641         ---        ---         ---        ---
Amortization
  of net loss      ---      8,942         ---        ---         ---        ---
Settlement
  losses           ---     73,049         ---        ---         ---        ---

Net periodic
  postretirement
  benefit
  cost        $125,061   $186,495    $103,719    $63,318    $112,076    $80,964

The following table sets forth the funded status of the Company's defined benefit retirement plans and related amounts included in the Company's consolidated balance sheets:

                                     1993                      1992

                                             Life                     Life
                              Medical     Insurance     Medical    Insurance
                               Plans         Plans       Plans        Plans

Accumulated postretirement
  benefit obligations:
    Retirees               $(1,564,521)  $(1,400,126)  $(865,400)  $(1,141,876)
    Active participants       (476,711)      (69,941)        ---           ---
                            (2,041,232)   (1,470,067)   (865,400)   (1,141,876)
Plan assets                        ---           ---         ---           ---
Accumulated postretirement
  benefit obligation in
  excess of plan assets     (2,041,232)   (1,470,067)   (865,400)   (1,141,876)
Unrecognized net actuarial
  loss due to past
  experience different from
  assumptions made             151,957       431,861         ---       318,645
Accrued postretirement
  benefit liability
  included in the
  consolidated
  balance sheet            $(1,889,275)  $(1,038,206)  $(865,400)  $  (823,231)
The assumed rate used to measure the per capita claims cost can have a significant effect on the amounts reported. Increasing the assumed rate by one percentage point in each year would increase the accumulated postretirement benefit obligation and net periodic postretirement benefit cost by approximately $170,000 and $14,000, respectively.

NOTE M --STORM AND FIRE DAMAGE

On March 13, 1993, a severe winter storm substantially damaged Carriage's manufacturing facilities, including machinery. On August 4, 1993, a fire destroyed Carriage's Bretlin needlebond facility. Both losses were covered by insurance and the total insurance benefits recognized during 1993 were $33,500,000, including approximately $5,400,000 accrued as a receivable. The Company spent approximately $17,900,000 in 1993 to replace and repair capital assets which had been destroyed or damaged. Insurance proceeds in excess of the net book value of destroyed assets and the repair costs of damaged assets were approximately $13,400,000 and are reflected in the financial statements as other income ($1,800,000) and a reduction to cost of sales ($11,600,000) to offset extra expenses and losses incurred as a result of the storm and fire. The insurance claims have not been concluded.

NOTE N--COMMITMENTS

The Company had outstanding commitments for purchases of machinery and equipment of approximately $11,686,000 at December 25, 1993.

































NOTE O --INDUSTRY SEGMENT INFORMATION

The Company operates in two industry segments: textile products and floorcovering. Textile products include yarns, industrial sewing threads and knit fabrics. Floorcovering includes carpet for manufactured housing, recreational vehicles, high-end residential and commercial markets, rugs and yarns. Prior to the acquisitions of Carriage and Masland in 1993, the Company's single line of business, textile products, included the Company's Candlewick sales yarn operations serving the broadloom and rug manufacturing markets. With the expansion into production and sales of finished floorcovering products through the Carriage and Masland acquisitions, the operations of Candlewick are now included in the floorcovering segment. Accordingly, a restatement of the Company's financial information, by segment, is reflected for the periods presented in the consolidated financial statements.

(dollar amounts in thousands)
                                 Net Sales            Operating Profit(Loss)(1)
                       1993      1992      1991      1993     1992     1991
Business Segments
  Textile products   $332,059  $347,802  $370,825  $ 1,629  $15,352 $(14,631)
  Floorcovering       263,899   123,107   122,273   24,424    7,913    1,416
  Intersegment
    elimination        (1,357)   (1,077)   (1,146)     ---      ---      ---
      Total          $594,601  $469,832  $491,952   26,053   23,265  (13,215)
Interest expense                                    12,773   10,824   12,180
Corporate expenses                                   5,159    5,600   11,448
Other income (expense)-net(1)                          899    2,107     (571)
      Income (loss)
        before income taxes                        $ 9,020  $ 8,948 $(37,414)

                             Identifiable                  Capital
                          Assets at Year End             Expenditures
                       1993      1992      1991      1993     1992     1991
Business Segments
  Textile products   $306,076  $310,594  $311,039  $27,504  $24,072  $34,109
  Floorcovering       181,663    73,973    47,332   10,316    1,854    3,475
Corporate               8,840    12,513    14,436    1,005      398      722
      Total          $496,579  $397,080  $372,807  $38,825  $26,324  $38,306

                                                          Depreciation
                                                        and Amortization
                                                     1993     1992     1991
Business Segments
  Textile products                                 $20,531  $19,851  $18,109
  Floorcovering                                      8,051    3,189    3,312
Corporate                                              663      673    1,426
      Total                                        $29,245  $23,713  $22,847

(1) Net gains (losses) included in operating profit (loss) on a segment basis but classified in "other income (expense) - net" in the Company's Consolidated Statements of Income (Loss) are as follows: 1993 - $1,741; 1992 - $(1,851); 1991-$(920). Operating loss for 1991 includes restructuring costs as follows:  Textile products - $23,306;
    Floorcovering - $ 1,222; Corporate - $3,748.


                                         SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                                            DIXIE YARNS, INC. AND SUBSIDIARIES


            COL. A                        COL. B            COL. C          COL. D           COL. E             COL. F

CLASSIFICATION                          Balance at         Additions                     Other Changes-Add    Balance at
                                    Beginning of Period     at Cost       Retirements    (Deduct)-Describe   End of Period

Year ended December 25, 1993:
  Land and improvements                   9,754,481         3,559,478 (2)    967,598              -0-           12,346,361
  Buildings and improvements             81,597,789        33,438,645 (2)  9,828,502           (9,134)         105,198,798
  Machinery and equipment               286,908,460        79,076,551 (2) 19,654,214        4,420,218   (4)    350,751,015

                      TOTALS           $378,260,730      $116,074,674    $30,450,314       $4,411,084         $468,296,174

Year ended December 26, 1992:
  Land and improvements                   9,371,375           655,364         62,925         (209,333)  (4)      9,754,481
  Buildings and improvements             79,830,875           904,339         15,862          878,437   (4)     81,597,789
  Machinery and equipment               265,521,942        24,764,613 (3)  5,419,298        2,041,203   (4)    286,908,460

                      TOTALS           $354,724,192       $26,324,316     $5,498,085     $  2,710,307         $378,260,730

Year ended December 28, 1991:
  Land and improvements                   9,364,729           320,035        313,389              -0-            9,371,375
  Buildings and improvements             78,594,047         1,974,175        737,347              -0-           79,830,875
  Machinery and equipment               255,441,550        36,011,814 (3)  7,794,545      (18,136,877)  (5)    265,521,942

                      TOTALS           $343,400,326       $38,306,024     $8,845,281     $(18,136,877)        $354,724,192















                                         SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                                            DIXIE YARNS, INC. AND SUBSIDIARIES
                                                         CONTINUED

            COL. A                        COL. B            COL. C          COL. D           COL. E             COL. F

CLASSIFICATION                          Balance at         Additions                     Other Changes-Add    Balance at
                                    Beginning of Period     at Cost       Retirements    (Deduct)-Describe   End of Period

(1) Certain amounts previously reported have been restated to reflect adoption of SFAS No. 109, "Accounting for Income Taxes."
    See Note (H) to the Consolidated Financial Statements.
(2) In addition to machinery and equipment replacements and improvements, includes assets acquired in connection with business combinations.  See Note (B) to the Consolidated Financial Statements.  Also includes $12.1 million expended to replace storm/fire damaged assets.  See Note (M) to the Consolidated Financial Statements.

(3) Machinery and equipment replacements and improvements.

(4) Represents reclassification of previous writedown and net book value of assets traded.

(5) Represents writedown of assets to net realizable value.








Depreciable lives in effect for the principal classes of property are generally as follows:

                                    Acquired after 1980                    Acquired before 1981

    Land improvements                  10 to 20 years                            20 years
    Buildings and improvements         20 to 30 years                         10 to 45 years
    Machinery and equipment             3 to 12 years                          3 to 9 years








                            SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                            OF PROPERTY, PLANT AND EQUIPMENT

                                             DIXIE YARNS, INC. AND SUBSIDIARIES




            COL. A                        COL. B            COL. C          COL. D           COL. E             COL. F

CLASSIFICATION                          Balance at         Additions                     Other Changes-Add    Balance at
                                    Beginning of Period     at Cost       Retirements    (Deduct)-Describe   End of Period


Year ended December 25, 1993:
  Land and improvements                   1,588,558           149,399       (200,450)             -0-            1,537,507
  Buildings and improvements             22,874,336         2,779,738     (1,204,918)           4,611           24,453,767
  Machinery and equipment               156,003,757        26,316,230    (15,087,537)        (186,017)         167,046,433

                      TOTALS           $180,466,651       $29,245,367   $(16,492,905)       $(181,406)        $193,037,707

Year ended December 26, 1992:
  Land and improvements                   1,435,281           153,100            -0-              177            1,588,558
  Buildings and improvements             20,391,522         2,487,749          4,759             (176)          22,874,336
  Machinery and equipment               139,990,311        21,072,104      5,058,611              (47)         156,003,757

                      TOTALS           $161,817,114       $23,712,953     $5,063,370     $        (46)        $180,466,651

Year ended December 28, 1991:
  Land and improvements                   1,286,920           149,761          1,400              -0-            1,435,281
  Buildings and improvements             18,107,364         2,426,897        142,739              -0-           20,391,522
  Machinery and equipment               124,678,643        20,270,649      4,958,981              -0-          139,990,311

                      TOTALS           $144,072,927       $22,847,307     $5,103,120     $        -0-         $161,817,114


Certain amounts previously reported have been restated to reflect adoption of SFAS No. 109, "Accounting for Income Taxes."  See
Note (H) to the Consolidated Financial Statements.







                                     SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                            DIXIE YARNS, INC. AND SUBSIDIARIES

            COL. A                 COL. B                     COL. C                COL. D              COL. E
                                                            ADDITIONS
                                                     (1)                (2)
        DESCRIPTION              Balance at      Charged to         Charged to     Deductions-        Balance at
                                Beginning of     Costs and         Other Accounts   Describe        End of Period
                                   Period         Expenses           -Describe
Year ended December 25, 1993:
  Reserves deducted from asset
    accounts:
      Allowance for doubtful
        accounts                  $4,200,000     $      -0-         $1,494,483 (1)  $1,794,483 (2)     $3,900,000
      Provision to reduce
        inventories to net
        realizable value           4,230,000            -0-          5,410,780 (1)   2,303,851 (3)      7,336,929

Year ended December 26, 1992:
  Reserves deducted from asset
    accounts:
      Allowance for doubtful
        accounts                  $4,086,000     $  422,488         $     -0-       $  308,488 (2)     $4,200,000
      Provision to reduce
        inventories to net
        realizable value           5,976,000            -0-               -0-        1,746,000 (3)      4,230,000

Year ended December 28, 1991:
  Reserves deducted from asset
    accounts:
      Allowance for doubtful
        accounts                  $3,032,000     $2,043,984         $     -0-       $  989,984 (2)      $4,086,000
      Provision to reduce
        inventories to net
        realizable value           2,293,609      3,682,391 (3)           -0-              -0-           5,976,000



(1) Increase in reserves in connection with business combinations.  See Note (B) to the Consolidated Financial Statements.

(2) Uncollectible accounts written off, net of recoveries, and for 1993, reductions credited to costs and expenses.

(3) Provision for current items net of reductions for previous items.


                   SCHEDULE X-SUPPLEMENTARY INCOME STATEMENT INFORMATION

                        DIXIE YARNS, INC. AND SUBSIDIARIES



         COL. A                                    COL. B
         ITEM                          Charged to Costs and Expenses


                                                  Year Ended
                                December 25,     December 26,     December 28,
                                    1993             1992             1991

Maintenance and repairs         $27,010,840      $23,209,089      $24,945,876







Amounts for depreciation and amortization of intangible assets, preoperating costs and similar deferrals; taxes, other than payroll and income taxes; royalties and advertising costs are not presented as such amounts are less than 1% of total sales and revenues.






















                       ANNUAL REPORT ON FORM 10-K

                                ITEM 14 (c)

                                EXHIBITS

                      YEAR ENDED DECEMBER 25, 1993

                            DIXIE YARNS, INC.

                         CHATTANOOGA, TENNESSEE

                              Exhibit Index

EXHIBIT
  NO.     EXHIBIT DESCRIPTION            INCORPORATION BY REFERENCE

 (3a)     Restated Charter of Dixie      Incorporated by reference to
          Yarns, Inc.                    Exhibit (3a) to Dixie's Annual
                                         Report on Form 10-K for the year
                                         ended December 30, 1989.*

 (3b)     Amended and Restated By-       Incorporated by reference to
          Laws of Dixie Yarns, Inc.      Exhibits (3b) and (3c) to Dixie's
                                         Annual Report on Form 10-K for
                                         the year ended December 29,
                                         1990.*

 (4a)     Second Amended and Restated    Incorporated by reference to
          Revolving Credit and Term      Exhibit (4a) to Dixie's Annual
          Loan Agreement, dated          Report on Form 10-K for the
          January 31, 1992, by and       year ended December 28, 1991.*
          among Dixie Yarns, Inc. and
          Trust Company Bank, NationsBank
          of North Carolina, N.A. and
          Chemical Bank.

 (4b)     Loan Agreement, dated          Incorporated by reference to
          February 6, 1990 between       Exhibit (4d) to Dixie's Annual
          Dixie Yarns, Inc. and New      Report on Form 10-K for the
          York Life Insurance Company    year ended December 30, 1989.*
          and New York Life Annuity
          Corporation.

 (4c)     Form of Indenture, dated       Incorporated by reference to
          May 15, 1987 between Dixie     Exhibit 4.2 to Amendment No. 1
          Yarns, Inc. and Morgan         of Dixie's Registration
          Guaranty Trust Company of      Statement No. 33-140 78 on Form
          New York as Trustee.           S-3, dated May 19, 1987.


* Commission File No. 0-2585






                        Exhibit Index - Continued

EXHIBIT
  NO.     EXHIBIT DESCRIPTION            INCORPORATION BY REFERENCE

 (4d)     Revolving Credit Loan          Incorporated by reference to
          Agreement dated as of          Exhibit (4d) to Dixie's Annual
          September 16, 1991 by          Report on Form 10-K for the
          and among Ti-Caro, Inc. and    year ended December 28, 1991.*
          Trust Company Bank,
          individually and as agent,
          NCNB National Bank, and
          Chemical Bank.

 (4e)     First Amendment to Revolving   Incorporated by reference to
          Credit Loan Agreement dated    Exhibit 4(e) to Dixie's Annual
          as of August 19, 1992 by and   Report on form 10-K for the
          among Ti-Caro, Inc., T-C       year ended December 26, 1992.*
          Threads, Inc. and Trust
          Company Bank, individually
          and as agent, NCNB National
          Bank, and Chemical Bank.

 (4f)     First Amendment, dated         Filed herewith
          August 25, 1993 to Second
          Amended and Restated
          Revolving Credit and Term
          Loan Agreement dated
          January 31, 1992, by and among
          Dixie Yarns, Inc. and Trust
          Company Bank, NationsBank of
          North Carolina, N.A. and
          Chemical Bank.

 (10a)    Dixie Yarns, Inc. 1983         Incorporated by reference to
          Incentive Stock Option         Exhibit (10c) to Dixie's Annual
          Plan.                          Report on Form 10-K for the year
                                         ended December 28, 1985.*

 (10b)    Dixie Yarns, Inc. Incentive    Incorporated by reference to
          Stock Plan.                    Exhibit (10) to Dixie's Quarterly
                                         Report on Form 10-Q for the
                                         quarter ended March 31, 1990.*

 (10c)    Dixie Yarns, Inc. Nonquali-    Incorporated by reference to
          fied Defined Contribution      Exhibit (10c) to Dixie's Annual
          Plan.                          Report on form 10-K for the
                                         year ended December 26, 1992.*

 (10d)    Dixie Yarns, Inc. Nonquali-    Incorporated by reference to
          fied Employee Savings Plan.    Exhibit (10d) to Dixie's Annual
                                         Report on form 10-K for the
                                         year ended December 26, 1992.*


* Commission File No. 0-2585


                        Exhibit Index - Continued

EXHIBIT
  NO.     EXHIBIT DESCRIPTION            INCORPORATION BY REFERENCE


 (10e)    Dixie Yarns, Inc. Incentive    Incorporated by reference to
          Compensation Plan.             Exhibit (10e) to Dixie's Annual
                                         Report on form 10-K for the
                                         year ended December 26, 1992.*

 (10f)    Asset Transfer and Restruc-    Incorporated by reference to
          turing Agreement dated         Exhibit (2a) to Dixie's Current
          July 9, 1993, by and among     Report on Form 8-K dated
          Dixie Yarns, Inc., Masland     July 9, 1993.*
          Carpets, Inc., individual
          management investors of
          Masland Carpets, Inc., The
          Prudential Insurance Company
          of America and Pruco Life
          Insurance Company.

 (10g)    Assignment and Bill of Sale    Incorporated by reference to
          dated July 9, 1993, by and     Exhibit (2b) to Dixie's Current
          between Dixie Yarns, Inc.      Report on Form 8-K dated July 9,
          and Masland Carpets, Inc.      1993.*

 (10h)    Assignment and Assumption      Incorporated by reference to
          Agreement dated July 9, 1993,  Exhibit (2c) to Dixie's Current
          by and between Dixie Yarns,    Report on Form 8-K dated July 9,
          Inc. and Masland Carpets,      1993.*
          Inc.

 (10i) Stock Rights and Restrictions Incorporated by reference to Agreement dated July 9, 1993, Exhibit (2d) to Dixie's Current
          by and among Dixie Yarns,      Report on Form 8-K dated July 9,
          Inc., Masland Carpets, Inc.,   1993.*
          The Prudential Insurance
          Company of America and Pruco
          Life Insurance Company.

 (10j)    Pooling and Servicing          Incorporated by reference to
          Agreement dated as of          Exhibit (2a) to Dixie's
          October 15, 1993, among        Current Report on Form 8-K
          Dixie Yarns, Inc., Dixie       dated October 15, 1993.*
          Funding, Inc.  and
          NationsBank of Virginia,
          N.A.  (as Trustee).


* Commission File No. 0-2585







                        Exhibit Index - Continued

EXHIBIT
  NO.     EXHIBIT DESCRIPTION            INCORPORATION BY REFERENCE

 (10k)    Annex X - Definitions, to      Incorporated by reference to
          Pooling and Servicing          Exhibit (2b) to Dixie's
          Agreement dated as of          Current Report on Form 8-K
          October 15, 1993, among        dated October 15, 1993.*
          Dixie Yarns, Inc., Dixie
          Funding, Inc.  and
          NationsBank of Virginia,
          N.A.  (as Trustee).

 (10l)    Series 1993-1 Supplement,      Incorporated by reference to
          dated as of October 15,        Exhibit (2c) to Dixie's
          1993, to Pooling and           Current Report on Form 8-K
          Servicing Agreement dated as   dated October 15, 1993.*
          of October 15, 1993, among
          Dixie Yarns, Inc., Dixie
          Funding, Inc.  and
          NationsBank of Virginia,
          N.A.  (as Trustee).

 (10m)    Certificate Purchase           Incorporated by reference to
          Agreement dated October 15,    Exhibit (2d) to Dixie's
          1993, among Dixie Yarns,       Current Report on Form 8-K
          Inc., Dixie Funding, Inc.      dated October 15, 1993.*
          and New York Life Insurance
          and Annuity Corporation.

 (10n)    Certificate Purchase           Incorporated by reference to
          Agreement dated October 15,    Exhibit (2e) to Dixie's
          1993, among Dixie Yarns,       Current Report on Form 8-K
          Inc., Dixie Funding, Inc.      dated October 15, 1993.*
          and John Alden Life
          Insurance Company.

 (10o)    Certificate Purchase           Incorporated by reference to
          Agreement dated October 15,    Exhibit (2f) to Dixie's
          1993, among Dixie Yarns,       Current Report on Form 8-K
          Inc., Dixie Funding, Inc.      dated October 15, 1993.*
          and John Alden Life
          Insurance Company of New
          York.

 (10p)    Certificate Purchase           Incorporated by reference to
          Agreement dated October 15,    Exhibit (2g) to Dixie's
          1993, among Dixie Yarns,       Current Report on Form 8-K
          Inc., Dixie Funding, Inc.      dated October 15, 1993.*
          and Keyport Life Insurance
          Company.


* Commission File No. 0-2585




                        Exhibit Index - Continued

EXHIBIT
  NO.     EXHIBIT DESCRIPTION            INCORPORATION BY REFERENCE

 (10q)    Executive Severance            Incorporated by reference to
          Agreement dated as of          Exhibit (19) to Dixie's Quarterly
          September 8, 1988 as           Report on Form 10-Q for the
          amended.                       quarter ended March 27,1993.*

 (11)     Statement re: Computation      Filed herewith.
          of Earnings Per Share.

 (21)     Subsidiaries of the            Filed herewith.
          Registrant.

 (23)     Consent of Ernst & Young.      Filed herewith.
































*Commission File No. 0-2585