Form 10-Q
period 1994-04-02
DIXIE YARNS INC
filed 1994-05-13
CIK 29332

                           FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549



Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended  April 2, 1994

Commission File Number   0-2585

                        DIXIE YARNS, INC.
     (Exact name of registrant as specified in its charter)


           Tennessee                       62-0183370
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)         Indentification No.)

1100 South Watkins Street
Chattanooga, Tennessee                        37404
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code        (615) 698-2501


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   [X]           No   [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                         Outstanding as of May 2, 1994

Common Stock, $3 Par Value                   11,510,532 shares (1)
Class B Common Stock, $3 Par Value              735,228 shares
Class C Common Stock, $3 Par Value                    0 shares

(1) The shares outstanding include the 1,029,446 shares issued subject to put option pursuant to the acquisition of the assets of Masland Carpets, Inc. on July 9, 1993.

                            DIXIE YARNS, INC                              2

                                INDEX


Part I. Financial Information:                            Page No.

Consolidated Condensed Balance Sheets --
  April 2, 1994 and December 25, 1993                          3

Consolidated Statements of Income (Loss) --
  Three Months Ended April 2, 1994
  and March 27, 1993                                           5

Consolidated Condensed Statements of Cash Flows --
  Three Months Ended April 2, 1994
  and March 27, 1993                                           6

Notes to Consolidated Condensed Financial Statements           8

Management's Discussion and Analysis of Results of
  Operations and Financial Condition                          10

Part II.  Other Information:

Item 6 - Exhibits and Reports on Form 8-K                     12

PART I - ITEM 1                                                           3

FINANCIAL INFORMATION


                               DIXIE YARNS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                  April 2,    December 25,
                                                   1994           1993
                                               ____________   ____________

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                    $  2,366,248   $  4,047,459
  Accounts receivable (less allowance for
    doubtful accounts of $3,515,914 in
    1994 and $3,900,000 in 1993)                 30,443,284     26,553,831
  Inventories                                   115,306,118    105,809,888
  Other                                          13,885,291     11,667,083
                                               ____________   ____________

TOTAL CURRENT ASSETS                            162,000,941    148,078,261

PROPERTY, PLANT AND EQUIPMENT                   478,206,164    468,296,174
  Less allowances for amortization and
    depreciation                                201,601,359    193,037,707
                                               ____________   ____________

                                                276,604,805    275,258,467

INTANGIBLE ASSETS (less allowances for
  amortization of $9,241,945 in 1994
    and $8,742,059 in 1993)                      62,372,227     62,722,113

OTHER ASSETS                                     10,355,910     10,520,040
                                               ____________   ____________

                                               $511,333,883   $496,578,881
                                               ____________   ____________
                                               ____________   ____________















See Notes to Consolidated Condensed Financial Statements.


                          DIXIE YARNS, INC.                               4
                CONSOLIDATED CONDENSED BALANCE SHEETS
                           (UNAUDITED)

                                                April 2,      December 25,
                                                  1994            1993
                                              ____________    ___________
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                            $ 38,518,039   $ 32,245,506
  Accrued expenses                              27,348,345     26,518,429
  Current portion of long-term debt                443,964        446,829
                                              ____________   ____________

TOTAL CURRENT LIABILITIES                       66,310,348     59,210,764

LONG-TERM DEBT
  Senior indebtedness                           99,274,690     87,649,871
  Subordinated notes                            50,000,000     50,000,000
  Convertible subordinated debentures           44,782,000     44,782,000
                                              ____________   ____________

                                               194,056,690    182,431,871

OTHER LIABILITIES                               13,682,702     13,037,877

DEFERRED INCOME TAXES                           48,415,257     48,038,943

COMMON STOCK, SUBJECT TO PUT OPTION -
   1,029,446 shares in 1994 and 1993            18,177,958     18,177,958

STOCKHOLDERS' EQUITY
  Common Stock - issued and outstanding,
    including shares in treasury,
    13,852,233 shares in 1994 and 1993          41,556,699     41,556,699
  Class B Common Stock - issued and
    outstanding, 735,228 shares in 1994
    and 1993                                     2,205,684      2,205,684
  Additional paid-in capital                   131,684,054    131,684,054
  Retained earnings                             55,347,444     60,302,834
  Minimum pension liability adjustment          (4,981,943)    (4,981,943)
                                              ____________   ____________

                                               225,811,938    230,767,328
  Less Common Stock in treasury at cost -
    3,360,046 shares in 1994 and
    3,356,446 shares in 1993                    55,121,010     55,085,860
                                              ____________   ____________

                                               170,690,928    175,681,468
                                              ____________   ____________

                                              $511,333,883   $496,578,881
                                              ____________   ____________
                                              ____________   ____________


See Notes to Consolidated Condensed Financial Statements.


                                 DIXIE YARNS, INC.                        5
                     CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                    (UNAUDITED)

                                                 Three Months Ended
                                          _________________________________

                                             April 2,          March 27,
                                              1994               1993
                                          ______________     ______________

Net sales                                  $164,750,093       $120,776,590

Cost of sales                               145,227,996        105,370,090
                                           ____________       ____________

                                             19,522,097         15,406,500

Selling, general and
  administrative expenses                    20,597,794          9,902,352

Corporate expenses                            1,273,749          1,353,180

Other income (expense) - net                 (1,167,082)           289,551
                                           ____________       ____________

                                             (3,516,528)         4,440,519

Interest expense                              3,220,914          3,052,185
                                           ____________       ____________

    INCOME (LOSS) BEFORE TAXES               (6,737,442)         1,388,334

Income tax provision (benefit)               (2,395,000)           481,000
                                           ____________       ____________

NET INCOME (LOSS)                          $ (4,342,442)      $    907,334
                                           ____________       ____________
                                           ____________       ____________

Per common and common
  equivalent share:

  Net income (loss)                        $      (0.33)      $       0.10


Cash dividends declared:

  Common stock                             $       0.05       $       0.05

  Class B common stock                     $       0.05       $       0.05






See Notes to Consolidated Condensed Financial Statements.


                          DIXIE YARNS, INC.                               6
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                 Three Months Ended
                                             ___________________________

                                                April 2,      March 27,
                                                 1994           1993
                                             ____________   ____________

CASH FLOWS FROM OPERATING ACTIVITIES

    Net income (loss)                        $ (4,342,442)  $    907,334
    Depreciation and amortization               9,326,068      6,607,998
    Provision for deferred
      income taxes                                388,000        377,000
    Equity in earnings of affiliate                   -0-       (353,000)
                                             ____________   ____________

                                                5,371,626      7,539,332
    Changes in operating assets and
      liabilities, net of effects
      of business combinations                 (6,989,842)     1,504,697
                                             ____________   ____________

NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                       (1,618,216)     9,044,029




CASH FLOWS FROM INVESTING ACTIVITIES

    Net proceeds from sale of
      property, plant and equipment                   -0-      5,400,125
    Purchase of property, plant and
      equipment                               (11,036,851)    (9,439,161)
    Cash payments in connection with
      business combinations, net of
      cash acquired                                   -0-     (3,259,787)
                                             ____________   ____________

NET CASH USED IN INVESTING ACTIVITIES         (11,036,851)    (7,298,823)













See Notes to Consolidated Condensed Financial Statements.


                          DIXIE YARNS, INC.                               7
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            - CONTINUED
                            (UNAUDITED)

                                                Three Months Ended
                                             ___________________________

                                               April 2,       March 27,
                                                1994            1993
                                             ____________   ____________

CASH FLOWS FROM FINANCING ACTIVITIES

    Net increase (decrease) in credit
      line borrowings                          11,699,819     (1,000,000)
    Dividends paid                               (612,948)      (437,002)
    Capital stock acquired                        (35,150)      (289,506)
    Other                                         (77,865)       151,416
                                             ____________   ____________
NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                       10,973,856     (1,575,092)




INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                 (1,681,211)       170,114

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                    4,047,459      1,425,985
                                             ____________   ____________

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                 $  2,366,248   $  1,596,099
                                             ____________   ____________
                                             ____________   ____________




SUPPLEMENTAL CASH FLOW INFORMATION

      Interest paid                          $  3,316,000   $  3,200,000
                                             ____________   ____________
                                             ____________   ____________

      Income taxes paid, net of
       refunds received                      $    992,000   $    277,000
                                             ____________   ____________
                                             ____________   ____________






See Notes to Consolidated Condensed Financial Statements.


                          DIXIE YARNS, INC.                               8
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements which do not include all of the information and footnotes required in annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 2, 1994 are not necessarily indicative of the results that may be expected for the entire year.

NOTE B - INVENTORIES

Inventories are summarized as follows:

                                            April 2,        March 27,
                                             1994             1993
                                          ____________    ____________
      At current cost
       Raw materials                      $ 28,588,630    $ 25,274,771
       Work-in-process                      25,014,102      24,602,923
       Finished goods                       70,572,172      62,664,139
       Supplies, repair parts
         and other                           9,940,680       9,792,498
                                          ____________    ____________

                                           134,115,584     122,334,331
      Excess of current cost
       over LIFO value                     (18,809,466)    (16,524,443)
                                          ____________    ____________

                                          $115,306,118    $105,809,888
                                          ____________    ____________
                                          ____________    ____________

NOTE C - DEBT AND CREDIT ARRANGEMENTS                                     9

In view of the results of the first quarter 1994, the Company amended its Revolving Credit and Term Loan Agreement to modify certain financial convenants. The principle effect of the amendment was to defer fixed charge coverage requirements until the twelve month period ended with the close of the second quarter 1995. In addition, the holders of the Company's subordinated notes granted a waiver of the dividend restriction provisions of that loan agreement. The waiver gives the Company the flexibility to pay dividends of up to $650,000 in each of the second and third quarters of 1994.

NOTE D - RECLASSIFICATIONS

Cost of sales, selling, general and administrative expenses and corporate expenses for 1993 have been reclassified to conform with the 1994 presentation.


NOTE E - BUSINESS COMBINATION

As disclosed in Note (B) to the Company's financial statements included in its 1993 Annual Report to Shareholders, the Company acquired Carriage Industries, Inc. on March 12, 1993 and on July 9, 1993, the Company acquired the operating assets and liabilities of Masland Carpets, Inc. The following unaudited pro forma summary presents the consolidated results of operations for the three months ended March 27, 1993 as if the acquisitions of Carriage and Masland had occurred at the beginning of 1993 after giving effect to certain adjustments, including amortization of cost in excess of net tangible assets acquired, interest expense on debt to finance the acquisitions and related income taxes. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results that would have occurred had the acquisitions occurred at the beginning of 1993 or of results which may occur in the future.

                                                     Three months ended
                                                        April 2, 1993
                                                     __________________

Net sales                                                $159,476,000

Net income                                                  1,800,000

Net income per common and common equivalent share                 .14

PART I - ITEM 2                                                          10

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is presented to update the discussion of results of operations and financial condition included in the Company's 1993 Annual Report.

RESULTS OF OPERATIONS

Sales for the March quarter of 1994 were $164.8 million with a net loss of $4.3 million, or $.33 per share, compared with sales of $120.8 million and net income of $.9 million, or $.10 per share, for the March quarter of 1993.

The Company's textile products business incurred an operating loss of $7.1 million on sales of $81.6 million for the first quarter of 1994 compared with an operating profit of $2.9 million on sales of $84.0 million for the corresponding quarter in 1993. Results for the first quarter of 1994 were adversely affected by lower sales prices and higher cotton costs. Also affecting results for the March, 1994 quarter were approximately $1.0 million of severance costs and other expenses associated with operating changes designed to lower administrative and manufacturing costs. The Company's efforts to reduce cost included a cut-back of salaried and hourly associates, consolidation of distribution and manufacturing facilities and a limited freeze on hiring. Although the Company believes that significant progress has been made in streamlining a majority of its textile operations, management continues to pursue further reductions in costs.

In the latter part of March, 1994, the Company began to experience increased demand for textile products and higher selling prices on new orders in the markets it serves. The increased demand has resulted in improved operating schedules, which in conjunction with the higher selling prices are expected to positively affect the Company's results as the year progresses.

Operating profit of the Company's floorcovering business was $4.8 million on sales of $83.9 million in the first quarter of 1994 compared with an operating profit of $2.2 million on sales of $37.1 million for the corresponding period of 1993. The improved floorcovering results are attributable to the inclusion of the operations of Carriage Industries, Inc. and Masland Carpets, Inc. subsequent to their acquisitions on March 12, 1993 and July 9, 1993, respectively. The first quarter is a seasonally weak quarter for the Company's floorcovering business; however, most of the markets served by the floorcovering operations are currently expanding.

Operating profit (loss) for each of our business segments is before general corporate overhead, certain items classified as other income (expense), interest expense, and income taxes.

Total selling, general and administrative expenses increased as a percent of sales in 1994 compared with 1993 as a result of higher selling and product distribution costs associated with the specialized floorcovering markets serviced by Carriage and Masland.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - CONTINUED

RESULTS OF OPERATIONS - Continued

"Other income (expense) - net" included $.7 million of costs associated with the sale of accounts receivables in 1994 versus $.4 million of equity earnings from non-consolidated subsidiaries in 1993.

LIQUIDITY AND CAPITAL RESOURCES

The Company increased its credit line borrowings by $11.7 million during the first quarter of 1994 to fund its operations, working capital requirements and capital expenditures.

Purchases of property, plant and equipment were disproportionately high during the first quarter of 1994, and exceeded non-cash charges for depreciation, amortization and deferred income taxes. The Company anticipates holding spending levels for the 1994 fiscal year below the annual charges for depreciation, amortization and deferred income taxes. Additionally, the improving economic conditions seen in the markets served by the Company's textile products business are anticipated to improve operating cash flows.

In view of the results of the first quarter 1994, the Company amended its Revolving Credit and Term Loan Agreement to modify certain financial convenants. The principle effect of the amendment was to defer fixed charge coverage requirements until the twelve month period ended with the close of the second quarter 1995. In addition, the holders of the Company's subordinated notes granted a waiver of the dividend restriction provisions of that loan agreement. The waiver gives the Company the flexibility to pay dividends of up to $.7 million in each of the second and third quarters of 1994.

At April 2, 1994, the Company's unused borrowing capacity under its revolving credit and term loan agreement was $26.8 million. The Company considers its credit capacity and operating cash flows to be adequate to support its planned liquidity requirements.

PART II. OTHER INFORMATION                                               12

Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

       (i)  Exhibits Incorporated by Reference

            None.

       (ii) Exhibits Filed with this Report

            (4a) Second Amendment dated May 3, 1994 to Second Amended and restated Revolving Credit and Term Loan Agreement dated January 31, 1992.

            (4b) Waiver letter dated March 30, 1994 pertaining to Second Amended and Restated Revolving Credit and Term Loan Agreement dated January 31, 1992.

            (4c) Waiver letter dated April 11, 1994 pertaining to Loan Agreement dated February 6, 1990.

            (11)   Statement re:  Computation of Earnings Per Share

    (b) Reports on Form 8-K

        No reports on Form 8-K have been filed by the registrant during the three month period ended April 2, 1994.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          DIXIE YARNS, INC.
                                     __________________________

                                            (Registrant)



         May 12, 1994
     ____________________

           (Date)



                                     /s/DANIEL K. FRIERSON
                                     __________________________

                                     Daniel K. Frierson
                                     Chairman of the Board,
                                     President and CEO




                                     /s/D. EUGENE LASATER
                                     __________________________

                                     D. Eugene Lasater
                                     Controller

                         QUARTERLY REPORT ON FORM 10-Q                   14

                                 ITEM 6(a)

                                 EXHIBITS

                         QUARTER ENDED APRIL 2, 1994

                              DIXIE YARNS, INC.

                           CHATTANOOGA, TENNESSEE

                                Exhibit Index

EXHIBIT
  NO.  EXHIBIT DESCRIPTION           INCORPORATION BY REFERENCE

 (4a)  Second Amendment dated        Filed herewith.
       May 3, 1994 to Second
       Amended and Restated
       Revolving Credit and
       Term Loan Agreement dated
       January 31, 1992.

 (4b)  Waiver letter dated           Filed herewith.
       March 30, 1994 pertaining
       to Second Amended and
       Restated Revolving Credit
       and Term Loan Agreement
       dated January 31, 1992.

 (4c)  Waiver letter dated           Filed herewith.
       April 11, 1994 pertaining
       to Loan Agreement dated
       February 6, 1990.

 (11)  Statement re: Computation     Filed herewith.
       of Earnings Per Share.