Form 10-Q
period 1994-07-02
DIXIE YARNS INC
filed 1994-08-16
CIK 29332

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549



Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended  July 2, 1994

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

     Class                         Outstanding as of August 2, 1994

Common Stock, $3 Par Value                   11,507,732 shares (1)
Class B Common Stock, $3 Par Value              735,228 shares
Class C Common Stock, $3 Par Value                    0 shares

(1) The shares outstanding include the 1,029,446 shares issued subject to put option.


                            DIXIE YARNS, INC                              2

                                INDEX


Part I. Financial Information:                            Page No.

Consolidated Condensed Balance Sheets --
  July 2, 1994 and December 25, 1993                           3

Consolidated Statements of Income --
  Three Months Ended July 2, 1994
  and June 26, 1993                                            5

Consolidated Statements of Income (Loss) --
  Six Months Ended July 2, 1994
  and June 26, 1993                                            6

Consolidated Condensed Statements of Cash Flows --
  Six Months Ended July 2, 1994
  and June 26, 1993                                            7

Notes to Consolidated Condensed Financial Statements           9

Management's Discussion and Analysis of Results of
  Operations and Financial Condition                          11

Part II.  Other Information:

Item 4 - Submission of Matters to a Vote
  of Security Holders                                         13

Item 6 - Exhibits and Reports on Form 8-K                     13



PART I - ITEM 1                                                           3

FINANCIAL INFORMATION


                               DIXIE YARNS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                  July 2,     December 25,
                                                   1994           1993
                                               ____________   ____________

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                    $  1,951,028   $  4,047,459
  Accounts receivable (less allowance for
    doubtful accounts of $3,211,414 in
    1994 and $3,900,000 in 1993)                 43,622,312     26,553,831
  Inventories                                   119,472,472    105,809,888
  Other                                          14,209,615     11,667,083
                                               ____________   ____________

TOTAL CURRENT ASSETS                            179,255,427    148,078,261

PROPERTY, PLANT AND EQUIPMENT                   487,416,596    468,296,174
  Less allowances for amortization and
    depreciation                                210,129,237    193,037,707
                                               ____________   ____________

                                                277,287,359    275,258,467

INTANGIBLE ASSETS (less allowances for
  amortization of $9,730,720 in 1994
    and $8,742,059 in 1993)                      61,883,452     62,722,113

OTHER ASSETS                                     10,854,220     10,520,040
                                               ____________   ____________

                                               $529,280,458   $496,578,881
                                               ____________   ____________
                                               ____________   ____________















See Notes to Consolidated Condensed Financial Statements.


                          DIXIE YARNS, INC.                               4
                CONSOLIDATED CONDENSED BALANCE SHEETS
                           (UNAUDITED)

                                                July 2,       December 25,
                                                  1994            1993
                                              ____________    ___________
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                            $ 45,750,757   $ 32,245,506
  Accrued expenses                              28,084,678     26,518,429
  Current portion of long-term debt                451,730        446,829
                                              ____________   ____________

TOTAL CURRENT LIABILITIES                       74,287,165     59,210,764

LONG-TERM DEBT
  Senior indebtedness                          108,750,564     87,649,871
  Subordinated notes                            50,000,000     50,000,000
  Convertible subordinated debentures           44,782,000     44,782,000
                                              ____________   ____________

                                               203,532,564    182,431,871

OTHER LIABILITIES                               14,425,484     13,037,877

DEFERRED INCOME TAXES                           48,799,257     48,038,943

COMMON STOCK, SUBJECT TO PUT OPTION -
   1,029,446 shares in 1994 and 1993            18,177,958     18,177,958

STOCKHOLDERS' EQUITY
  Common Stock - issued and outstanding,
    including shares in treasury,
    13,852,233 shares in 1994 and 1993          41,556,699     41,556,699
  Class B Common Stock - issued and
    outstanding, 735,228 shares in 1994
    and 1993                                     2,205,684      2,205,684
  Additional paid-in capital                   131,684,054    131,684,054
  Retained earnings                             54,853,705     60,302,834
  Minimum pension liability adjustment          (4,981,943)    (4,981,943)
                                              ____________   ____________

                                               225,318,199    230,767,328
  Less Common Stock in treasury at cost -
    3,373,947 shares in 1994 and
    3,356,446 shares in 1993                    55,260,169     55,085,860
                                              ____________   ____________

                                               170,058,030    175,681,468
                                              ____________   ____________

                                              $529,280,458   $496,578,881
                                              ____________   ____________
                                              ____________   ____________


See Notes to Consolidated Condensed Financial Statements.


                                 DIXIE YARNS, INC.                        5
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)

                                                 Three Months Ended
                                          _________________________________

                                             July 2,            June 26,
                                              1994               1993
                                          ______________     ______________

Net sales                                  $178,317,832       $161,439,166

Cost of sales                               150,759,261        138,151,661
                                           ____________       ____________

                                             27,558,571         23,287,505

Selling, general and
  administrative expenses                    20,795,914         15,390,796

Corporate expenses                            1,264,868          1,332,037

Other income (expense) - net                 (1,335,490)           462,377
                                           ____________       ____________

                                              4,162,299          7,027,049

Interest expense                              3,537,760          3,387,653
                                           ____________       ____________

    INCOME BEFORE TAXES                         624,539          3,639,396

Income tax provision                            506,000          1,578,000
                                           ____________       ____________

NET INCOME                                 $    118,539       $  2,061,396
                                           ____________       ____________
                                           ____________       ____________

Per common and common
  equivalent share:

  Net income                               $        .01       $        .18


Cash dividends declared:

  Common stock                             $        .05       $        .05

  Class B common stock                     $        .05       $        .05






See Notes to Consolidated Condensed Financial Statements.


                                 DIXIE YARNS, INC.                        6
                     CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                    (UNAUDITED)

                                                   Six Months Ended
                                          _________________________________

                                             July 2,           June 26,
                                              1994               1993
                                          ______________     ______________

Net sales                                  $343,067,925       $282,215,756

Cost of sales                               295,987,257        243,521,751
                                           ____________       ____________

                                             47,080,668         38,694,005

Selling, general and
  administrative expenses                    41,393,708         25,293,148

Corporate expenses                            2,538,617          2,685,217

Other income (expense) - net                 (2,502,572)           751,928
                                           ____________       ____________

                                                645,771         11,467,568

Interest expense                              6,758,674          6,439,838
                                           ____________       ____________

    INCOME (LOSS) BEFORE TAXES               (6,112,903)         5,027,730

Income tax provision (benefit)               (1,889,000)         2,059,000
                                           ____________       ____________

NET INCOME (LOSS)                          $ (4,223,903)      $  2,968,730
                                           ____________       ____________
                                           ____________       ____________

Per common and common
  equivalent share:

  Net income (loss)                        $       (.32)      $        .29


Cash dividends declared:

  Common stock                             $        .10       $        .10

  Class B common stock                     $        .10       $        .10






See Notes to Consolidated Condensed Financial Statements.


                          DIXIE YARNS, INC.                               7
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                   Six Months Ended
                                             ___________________________

                                                July 2,       June 26,
                                                 1994           1993
                                             ____________   ____________

CASH FLOWS FROM OPERATING ACTIVITIES

    Net income (loss)                        $ (4,223,903)  $  2,968,730
    Depreciation and amortization              18,471,981     14,833,405
    Provision for deferred
      income taxes                                772,000        774,000
    Equity in earnings of affiliate                   -0-       (353,000)
    (Gain) loss on property, plant
      and equipment                                37,000       (440,604)
                                             ____________   ____________

                                               15,057,078     17,782,531
    Changes in operating assets and
      liabilities, net of effects
      of business combinations                (17,107,821)    (7,725,332)
                                             ____________   ____________

NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                       (2,050,743)    10,057,199




CASH FLOWS FROM INVESTING ACTIVITIES

    Net proceeds from sale of
      property, plant and equipment                   -0-      6,785,540
    Purchase of property, plant and
      equipment                               (18,803,012)   (27,915,311)
    Cash payments in connection with
      business combinations, net of
      cash acquired                              (323,735)    (3,259,787)
                                             ____________   ____________

NET CASH USED IN INVESTING ACTIVITIES         (19,126,747)   (24,389,558)











See Notes to Consolidated Condensed Financial Statements.


                          DIXIE YARNS, INC.                               8
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED
                            (UNAUDITED)

                                                  Six Months Ended
                                             ___________________________

                                               July 2,        June 26,
                                                1994            1993
                                             ____________   ____________

CASH FLOWS FROM FINANCING ACTIVITIES

    Net increase in credit
      line borrowings                          20,770,000     16,349,337
    Dividends paid                             (1,225,226)      (997,983)
    Capital stock acquired                       (174,309)      (321,031)
    Installment payments on long-term debt       (289,406)    (1,151,904)
    Other                                             -0-      1,074,379
                                             ____________   ____________
NET CASH PROVIDED BY
    FINANCING ACTIVITIES                       19,081,059     14,952,798




INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                 (2,096,431)       620,439

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                    4,047,459      1,425,985
                                             ____________   ____________

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                 $  1,951,028   $  2,046,424
                                             ____________   ____________
                                             ____________   ____________




SUPPLEMENTAL CASH FLOW INFORMATION

      Interest paid                          $  5,646,000   $  6,055,000
                                             ____________   ____________
                                             ____________   ____________

      Income taxes paid, net of
       refunds received                      $  1,300,000   $  1,108,000
                                             ____________   ____________
                                             ____________   ____________





See Notes to Consolidated Condensed Financial Statements.


                          DIXIE YARNS, INC.                               9
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements which do not include all of the information and footnotes required in annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 2, 1994 are not necessarily indicative of the results that may be expected for the entire year.

NOTE B - INVENTORIES

Inventories are summarized as follows:

                                            July 2,       December 25,
                                             1994             1993
                                          ____________    ____________
      At current cost
       Raw materials                      $ 29,780,440    $ 25,274,771
       Work-in-process                      27,159,616      24,602,923
       Finished goods                       71,536,434      62,664,139
       Supplies, repair parts
         and other                          10,143,657       9,792,498
                                          ____________    ____________

                                           138,620,147     122,334,331
      Excess of current cost
       over LIFO value                     (19,147,675)    (16,524,443)
                                          ____________    ____________

                                          $119,472,472    $105,809,888
                                          ____________    ____________
                                          ____________    ____________

NOTE C - DEBT AND CREDIT ARRANGEMENTS

The Company amended its revolving Credit and Term Loan Agreement to modify certain financial covenants, principally to defer fixed charge coverage requirements until the twelve month period ended with the close of the second quarter 1995. In addition, the Company obtained a waiver of the dividend restriction provisions of its subordinated loan agreement to permit payment of dividends of up to $650,000 in the third quarter of 1994.










NOTE D - RECLASSIFICATIONS                                               10

Selling, general and administrative expenses and corporate expenses for 1993 have been reclassified to conform with the 1994 presentation.


NOTE E - BUSINESS COMBINATION

As disclosed in Note (B) to the Company's financial statements included in its 1993 Annual Report to Shareholders, the Company acquired Carriage Industries, Inc. and the operations of Masland Carpets, Inc. on March 12, 1993 and July 9, 1993, respectively.

On June 20, 1994, the Company acquired certain of the assets and assumed certain of the liabilities of Patrick of California, Inc., ("Patrick") d/b/a Patrick Carpet Mills, a West Coast manufacturer of commercial and residential carpet for customers with a broad geographic distribution. The purchase price for the assets of Patrick was comprised of cash and expenses of approximately $324,000, long term debt assumed of $625,000, and the contribution of approximately $2,351,000 owed to Dixie by Patrick. The total purchase price was allocated to the assets and liabilities of Patrick based on the estimated fair market values of the net assets acquired.

A summary of net assets acquired from Patrick is as follows:

       Current assets                         $4,261,040
       Property, plant and equipment           1,481,780
       Other assets                               72,206
       Current liabilities                    (2,515,026)

       Net assets acquired                    $3,300,000

The following unaudited pro forma summary presents the consolidated results of operations for the three and six months ended July 2, 1994 and June 26, 1993 as if the acquisitions of Carriage, Masland and Patrick had occurred at the beginning of each period presented after giving effect to certain adjustments, including amortization of cost in excess of net tangible assets acquired, interest expense on debt to finance the acquisitions and related income taxes. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results that would have occurred had the acquisitions occurred at the beginning of each period presented or of results which may occur in the future.

                               Three months ended     Six months ended
                               ___________________   __________________
                               July 2,    June 26,   July 2,   June 26,
                                1994        1993      1994       1993
                              ________   ________   ________   ________

Net sales                     $181,866   $174,252   $349,902   $336,752

Net income (loss)                   67      2,772     (4,229)     4,555

Net income (loss) per
  common and common
  equivalent share                 .01        .22       (.32)       .36



PART I - ITEM 2                                                          11

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is presented to update the discussion of results of operations and financial condition included in the Company's 1993 Annual Report.

RESULTS OF OPERATIONS

Net sales for the quarter ended July 2, 1994 were $178.3 million, compared with net sales of $161.4 million in the second quarter of 1993. For the first six months of 1994, net sales were $343.1 million, compared with net sales of $282.2 million for the corresponding period of 1993. The increase in net sales during 1994 is attributable to the Company's floorcovering business, which includes the operations of Carriage Industries, Inc. and Masland Carpet Mills, Inc. subsequent to their acquisitions on March 12, 1993 and July 9, 1993, respectively.

Net income was $.1 million, or $.01 per share in the second quarter of 1994, compared with net income of $2.1 million, or $.18 per share in the second quarter of 1993. For the six months ended July 2, 1994, operations resulted in a net loss of $4.2 million, or $.32 per share, compared with net income of $3.0 million, or $.29 per share for the comparable 1993 period.

Results for the second quarter and first six months of 1994 were adversely affected by the performance of the Company's textile business which more than offset the improved results of the Company's floorcovering business. Textile operations were negatively impacted by lower selling prices on cotton products and higher cotton raw material costs. Manufacturing inefficiencies, consolidation expenses and capacity variances associated with low unit volume, particularly in the first quarter of 1994, also had a negative impact on this segment's results. Operating profits of the Company's floorcovering business improved in 1994 principally as the result of the operations of Carriage and Masland, which are included in the Company's financial results subsequent to their 1993 acquisitions.

The increase in selling, general and administrative expenses as a percentage of sales in the second quarter and first six months of 1994, compared with the comparable 1993 periods, is principally attributable to the higher selling and product distribution cost associated with the specialized floorcovering markets serviced by Carriage and Masland.

"Other income (expense) - net" included costs associated with the sale of accounts receivable of approximately $.8 million in the second quarter of 1994 and $1.5 million for the first six months of 1994. The comparable 1993 periods included gains associated with asset sales and equity earnings from non-consolidated subsidiaries of approximately $1.0 million in the second quarter and $1.3 million for the first six months of 1993, respectively

The Company's effective income tax rate differs from the statutory income tax rate primarily due to nondeductible amortization of intangible assets.




                                                                         12
During the second quarter of 1994, operating results improved significantly, compared with the results for the first quarter of 1994.
The improvement occurred in both the Company's textile and floorcovering businesses. Textile operating results improved $5.1 million primarily due to manufacturing costs reductions, which included a cut-back of salaried and hourly associates, consolidation of distribution and manufacturing facilities and a limited freeze on hiring. Unit volume also increased due to improved demand in most of the textile markets served. Floorcovering operating profits improved $2.7 million, attributable principally to higher unit volume associated with increased demand in the markets served by this segment. The higher volume reduced per unit overhead and fixed cost and positively affected manufacturing efficiencies.

The operating results for each of the Company's businesses exclude general corporate overhead, certain items classified as other income (expense), interest expense and income taxes.

Demand for textile products increased significantly during the latter part of March, 1994. The improved demand resulted in higher selling prices on new orders that will generally take effect in the last half of 1994. Most of the Company's textile operations are now running on a full schedule and selling prices in this segment should improve throughout the remainder of the year. The Company's floorcovering operations continue to grow and expand. Management believes that the recent acquisition of Patrick Carpet Mills, Inc. will enhance the Company's floorcovering presence on the West Coast.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1994, the Company increased its borrowings under its revolving credit line by $20.8 million in order to finance capital expenditures and working capital needs due to seasonal factors and improved business conditions.

Purchases of property, plant and equipment were less than non-cash charges for depreciation, amortization and deferred income taxes during the first six months of 1994. Capital expenditures are expected to remain below such charges for the last six months of 1994 and are planned to be directed toward the Company's floorcovering business.

On June 20, 1994, the Company acquired the assets of Patrick Carpet Mills, Inc. in a transaction valued at approximately $3.3 million. Patrick is a West Coast manufacturer of commercial and residential carpeting with annual sales of approximately $20.0 million.

Restrictions in the Company's long-term debt arrangements limit the amount of cash dividends that may be paid. These restrictions have been waived in order to allow the Company to pay dividends of up to $.7 million during the third quarter of 1994.

At July 2, 1994, the Company's unused borrowing capacity under its revolving credit and term loan agreement was $17.7 million. Improved operating results and reductions of seasonally high working capital requirements are anticipated to improve cash flows during the last half of 1994. Management believes that its present credit facilities and cash generated from operations will provide adequate liquidity to fund operations.


PART II. OTHER INFORMATION                                               13

Item 4 - Submission of Matters to a Vote of Security Holders

    (a) The annual meeting of shareholders was held on May 5, 1994.

    (c) The meeting was held to consider and vote upon the election of Directors for the following year. All Directors were elected with the results of the vote for each Director summarized as follows:

                                   FOR      AGAINST   ABSTAIN     TOTAL
Paul K. Brock                  23,642,209    26,727   238,977   23,907,913
Lovic A. Brooks, Jr.           23,645,379    23,557   238,977   23,907,913
Daniel K. Frierson             23,643,474    25,462   238,977   23,907,913
Paul K. Frierson               23,645,629    23,307   238,977   23,907,913
J. Frank Harrison, Jr.         23,644,529    24,407   238,977   23,907,913
James H. Martin, Jr.           23,642,529    26,407   238,977   23,907,913
Peter L. Smith                 23,636,349    32,587   238,977   23,907,913
Joseph T. Spence, Jr.          23,641,164    27,772   238,977   23,907,913
Robert J. Sudderth, Jr.        23,644,929    24,007   238,977   23,907,913

Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

       (i)  Exhibits Incorporated by Reference

            (2a) Asset Purchase Agreement dated May 25, 1994, by and among Dixie Yarns, Inc., Patrick of California, Inc., Regent Industries, Inc. and Frank V. Celiberti.

            (2b) Assignment and Assumption Agreement and Bill of Sale dated June 20, 1994, by and between Dixie Yarns, Inc. and Patrick of California, Inc.

       (ii) Exhibits Filed with this Report

            Exhibits (10a) and (10b) listed below omit certain schedules and exhibits, which are listed therein. The Registrant hereby undertakes to furnish a copy of any such omitted schedule or exhibit supplementally upon request of the Commission's Staff.

            (10a)  Dixie Yarns, Inc. Nonqualified Defined Contribution Plan

            (10b)  Dixie Yarns, Inc. Nonqualified Employee Savings Plan

            (11)   Statement re:  Computation of Earnings Per Share

    (b) Reports on Form 8-K

        Current Report on Form 8-K, dated June 20, 1994, reporting the acquisition of certain of the assets of Patrick of California, Inc.


                                                                         14


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



       August 15, 1994
     ____________________

           (Date)



                                     /s/DANIEL K. FRIERSON
                                     __________________________

                                     Daniel K. Frierson
                                     Chairman of the Board,
                                     President and CEO




                                     /s/D. EUGENE LASATER
                                     __________________________

                                     D. Eugene Lasater
                                     Controller




                         QUARTERLY REPORT ON FORM 10-Q                   15

                                 ITEM 6(a)

                                 EXHIBITS

                         QUARTER ENDED JULY 2, 1994

                              DIXIE YARNS, INC.

                           CHATTANOOGA, TENNESSEE

                                Exhibit Index

EXHIBIT
  NO.  EXHIBIT DESCRIPTION           INCORPORATION BY REFERENCE

 (2a)  Asset Purchase Agreement      Incorporated by reference to
       dated May 25, 1994, by and    Exhibit (2a) to the Company's
       among Dixie Yarns, Inc.,      Current Report on Form 8-K dated
       Patrick of California, Inc.,  June 20, 1994.*
       Regent Industries, Inc. and
       Frank V. Celiberti.

 (2b)  Assignment and Assumption     Incorporated by reference to
       Agreement and Bill of Sale    Exhibit (2b) to the Company's
       dated June 20, 1994, by and   Current Report on Form 8-K dated
       between Dixie Yarns, Inc.     June 20, 1994.*
       and Patrick of California
       Inc.

 (10a) Dixie Yarns, Inc.             Filed herewith.
       Nonqualified Defined
       Contribution Plan.

 (10b) Dixie Yarns, Inc.             Filed herewith.
       Nonqualified Employee
       Savings Plan.

 (11)  Statement re: Computation     Filed herewith.
       of Earnings Per Share.

















*Commission File No. 0-2585