Form 10-Q
period 1994-10-01
DIXIE YARNS INC
filed 1994-11-14
CIK 29332

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549



Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended  October 1, 1994

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

     Class                         Outstanding as of November 1, 1994

Common Stock, $3 Par Value                   11,511,398 shares (1)
Class B Common Stock, $3 Par Value              735,228 shares
Class C Common Stock, $3 Par Value                    0 shares

(1) The shares outstanding include the 1,029,446 shares issued subject to put option.


                            DIXIE YARNS, INC                              2

                                INDEX


Part I. Financial Information:                            Page No.

Consolidated Condensed Balance Sheets --
  October 1, 1994 and December 25, 1993                        3

Consolidated Statements of Income --
  Three Months Ended October 1, 1994
  and September 25, 1993                                       5

Consolidated Statements of Income (Loss) --
  Nine Months Ended October 1, 1994
  and September 25, 1993                                       6

Consolidated Condensed Statements of Cash Flows --
  Nine Months Ended October 1, 1994
  and September 25, 1993                                       7

Notes to Consolidated Condensed Financial Statements           9

Management's Discussion and Analysis of Results of
  Operations and Financial Condition                          12

Part II.  Other Information:

Item 6 - Exhibits and Reports on Form 8-K                     15



PART I - ITEM 1                                                           3

FINANCIAL INFORMATION


                               DIXIE YARNS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                October 1,     December 25,
                                                   1994           1993
                                               ____________   ____________

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                    $  1,591,980   $  4,047,459
  Accounts receivable (less allowance for
    doubtful accounts of $3,491,482 in
    1994 and $3,900,000 in 1993)                 43,408,675     26,553,831
  Inventories                                   123,539,527    105,809,888
  Other                                           9,004,915     11,667,083
                                               ____________   ____________

TOTAL CURRENT ASSETS                            177,545,097    148,078,261

PROPERTY, PLANT AND EQUIPMENT                   494,938,456    468,296,174
  Less allowances for amortization and
    depreciation                                217,949,391    193,037,707
                                               ____________   ____________

                                                276,989,065    275,258,467

INTANGIBLE ASSETS (less allowances for
  amortization of $10,181,309 in 1994
    and $8,742,059 in 1993)                      61,432,863     62,722,113

OTHER ASSETS                                      9,640,128     10,520,040
                                               ____________   ____________

                                               $525,607,153   $496,578,881
                                               ____________   ____________
                                               ____________   ____________















See Notes to Consolidated Condensed Financial Statements.


                          DIXIE YARNS, INC.                               4
                CONSOLIDATED CONDENSED BALANCE SHEETS
                           (UNAUDITED)

                                               October 1,      December 25,
                                                  1994            1993
                                              ____________    ___________
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                            $ 45,898,108   $ 32,245,506
  Accrued expenses                              27,510,919     26,518,429
  Current portion of long-term debt                446,292        446,829
                                              ____________   ____________

TOTAL CURRENT LIABILITIES                       73,855,319     59,210,764

LONG-TERM DEBT
  Senior indebtedness                          106,775,070     87,649,871
  Subordinated notes                            50,000,000     50,000,000
  Convertible subordinated debentures           44,782,000     44,782,000
                                              ____________   ____________

                                               201,557,070    182,431,871

OTHER LIABILITIES                               12,892,143     13,037,877

DEFERRED INCOME TAXES                           49,152,257     48,038,943

COMMON STOCK, SUBJECT TO PUT OPTION -
   1,029,446 shares in 1994 and 1993            18,177,958     18,177,958

STOCKHOLDERS' EQUITY
  Common Stock - issued and outstanding,
    including shares in treasury,
    13,856,642 shares in 1994 and
    13,852,233 shares in 1993                   41,569,926     41,556,699
  Class B Common Stock - issued and
    outstanding, 735,228 shares in 1994
    and 1993                                     2,205,684      2,205,684
  Additional paid-in capital                   131,707,666    131,684,054
  Retained earnings                             54,742,581     60,302,834
  Minimum pension liability adjustment          (4,981,943)    (4,981,943)
                                              ____________   ____________

                                               225,243,914    230,767,328
  Less Common Stock in treasury at cost -
    3,375,205 shares in 1994 and
    3,356,446 shares in 1993                    55,271,508     55,085,860
                                              ____________   ____________

                                               169,972,406    175,681,468
                                              ____________   ____________

                                              $525,607,153   $496,578,881
                                              ____________   ____________
                                              ____________   ____________

See Notes to Consolidated Condensed Financial Statements.


                                 DIXIE YARNS, INC.                        5
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)

                                                 Three Months Ended
                                          _________________________________

                                            October 1,       September 25,
                                               1994              1993
                                          ______________     ______________

Net sales                                  $173,923,559       $152,530,291

Cost of sales                               147,016,451        127,856,976
                                           ____________       ____________

                                             26,907,108         24,673,315

Selling, general and
  administrative expenses                    19,982,102         17,975,862

Corporate expenses                            1,237,562          1,247,463

Other income (expense) - net                   (996,877)           340,153
                                           ____________       ____________

                                              4,690,567          5,790,143

Interest expense                              3,502,606          3,243,781
                                           ____________       ____________

    INCOME BEFORE TAXES                       1,187,961          2,546,362

Income tax provision                            687,000          1,705,000
                                           ____________       ____________

NET INCOME                                 $    500,961       $    841,362
                                           ____________       ____________
                                           ____________       ____________

Per common and common
  equivalent share:

  Net income                               $        .04       $        .07


Cash dividends declared:

  Common stock                             $        .05       $        .05

  Class B common stock                     $        .05       $        .05






See Notes to Consolidated Condensed Financial Statements.


                                 DIXIE YARNS, INC.                        6
                     CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                    (UNAUDITED)

                                                   Nine Months Ended
                                          _________________________________

                                            October 1,       September 25,
                                              1994               1993
                                          ______________     ______________

Net sales                                  $516,991,484       $434,746,047

Cost of sales                               443,003,708        371,378,727
                                           ____________       ____________

                                             73,987,776         63,367,320

Selling, general and
  administrative expenses                    61,375,810         43,269,010

Corporate expenses                            3,776,179          3,932,680

Other income (expense) - net                 (3,499,449)         1,092,081
                                           ____________       ____________

                                              5,336,338         17,257,711

Interest expense                             10,261,280          9,683,619
                                           ____________       ____________

    INCOME (LOSS) BEFORE TAXES               (4,924,942)         7,574,092

Income tax provision (benefit)               (1,202,000)         3,764,000
                                           ____________       ____________

NET INCOME (LOSS)                          $ (3,722,942)      $  3,810,092
                                           ____________       ____________
                                           ____________       ____________

Per common and common
  equivalent share:

  Net income (loss)                        $       (.28)      $        .35


Cash dividends declared:

  Common stock                             $        .15       $        .15

  Class B common stock                     $        .15       $        .15






See Notes to Consolidated Condensed Financial Statements.


                          DIXIE YARNS, INC.                               7
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                   Nine Months Ended
                                             ___________________________

                                              October 1,    September 25,
                                                 1994           1993
                                             ____________   ____________

CASH FLOWS FROM OPERATING ACTIVITIES

    Net income (loss)                        $ (3,722,942)  $  3,810,092
    Depreciation and amortization              26,863,757     22,969,003
    Provision for deferred
      income taxes                              1,123,000      1,599,000
    Equity in earnings of affiliate                   -0-       (353,000)
    (Gain) loss on property, plant
      and equipment                                37,000     (1,240,604)
                                             ____________   ____________

                                               24,300,815     26,784,491
    Changes in operating assets and
      liabilities, net of effects
      of business combinations                (16,548,638)    (8,601,078)
                                             ____________   ____________

NET CASH PROVIDED BY
    OPERATING ACTIVITIES                        7,752,177     18,183,413




CASH FLOWS FROM INVESTING ACTIVITIES

    Net proceeds from sale of
      property, plant and equipment                   -0-      7,585,540
    Purchase of property, plant and
      equipment                               (26,397,463)   (31,220,910)
    Cash payments in connection with
      business combinations, net of
      cash acquired                              (323,735)    (4,755,848)
                                             ____________   ____________

NET CASH USED IN INVESTING ACTIVITIES         (26,721,198)   (28,391,218)











See Notes to Consolidated Condensed Financial Statements.


                          DIXIE YARNS, INC.                               8
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED
                            (UNAUDITED)

                                                  Nine Months Ended
                                             ___________________________

                                             October 1,     September 25,
                                                1994            1993
                                             ____________   ____________

CASH FLOWS FROM FINANCING ACTIVITIES

    Net increase in credit
      line borrowings                          18,871,006     13,455,034
    Dividends paid                             (1,837,311)    (1,610,372)
    Capital stock acquired                       (185,648)      (336,993)
    Installment payments on long-term debt       (371,344)    (2,380,205)
    Other                                          36,839      1,749,909
                                             ____________   ____________
NET CASH PROVIDED BY
    FINANCING ACTIVITIES                       16,513,542     10,877,373




INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                 (2,455,479)       669,568

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                    4,047,459      1,425,985
                                             ____________   ____________

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                 $  1,591,980   $  2,095,553
                                             ____________   ____________
                                             ____________   ____________




SUPPLEMENTAL CASH FLOW INFORMATION

      Interest paid                          $ 10,297,000   $  9,952,000
                                             ____________   ____________
                                             ____________   ____________

      Income taxes paid, net of
       refunds received                      $  1,483,000   $  1,399,000
                                             ____________   ____________
                                             ____________   ____________





See Notes to Consolidated Condensed Financial Statements.


                          DIXIE YARNS, INC.                               9
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements which do not include all of the information and footnotes required in annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 1, 1994 are not necessarily indicative of the results that may be expected for the entire year.

NOTE B - INVENTORIES

Inventories are summarized as follows:
                                           October 1,      December 25,
                                              1994             1993
                                          ____________    ____________
      At current cost
       Raw materials                      $ 32,389,002    $ 25,274,771
       Work-in-process                      29,658,381      24,602,923
       Finished goods                       71,491,206      62,664,139
       Supplies, repair parts
         and other                          10,063,882       9,792,498
                                          ____________    ____________

                                           143,602,471     122,334,331
      Excess of current cost
       over LIFO value                     (20,062,944)    (16,524,443)
                                          ____________    ____________

                                          $123,539,527    $105,809,888
                                          ____________    ____________
                                          ____________    ____________

NOTE C - DEBT AND CREDIT ARRANGEMENTS

The Company amended its revolving Credit and Term Loan Agreement to modify certain financial covenants, principally to defer fixed charge coverage requirements until the twelve month period ended with the close of the second quarter of 1995. In addition, the Company obtained waivers of the dividend restriction provisions of its subordinated loan agreement in order to permit payment of dividends of up to $650,000 per quarter through the first quarter of 1995.

NOTE D - OTHER INCOME (EXPENSE)

Other income (expense) - net included costs associated with the sale of accounts receivable of approximately $.6 million in the third quarter of 1994 and $2.3 million for the first nine months of 1994.
The comparable 1993 periods included gains from asset sales and equity earnings of non-consolidated subsidiaries of approximately $.8 million in the third quarter of 1993 and $1.6 million for the first nine months of 1993.
NOTE E - RECLASSIFICATIONS                                               10

Selling, general and administrative expenses and corporate expenses for 1993 have been reclassified to conform with the 1994 presentation.


NOTE F - BUSINESS COMBINATION

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

The following unaudited summary presents the consolidated pro forma results of operations for the three and nine months ended October 1, 1994 and September 25, 1993 as if the acquisitions of Carriage, Masland and Patrick had occurred at the beginning of each period presented after giving effect to certain adjustments, including amortization of cost in excess of net tangible assets acquired, interest expense on debt to finance the acquisitions and related income taxes. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results that would have occurred had the acquisitions occurred at the beginning of each period presented or of results which may occur in the future.

                               Three months ended    Nine months ended
                               ___________________   __________________
                               Oct 1,    Sept 25,    Oct 1,    Sept 25,
                                1994       1993       1994       1993
                              ________   ________   ________   ________

Net sales                     $173,924   $156,152   $523,826   $492,904

Net income (loss)                  501        829     (3,728)     5,384

Net income (loss) per
  common and common
  equivalent share                 .04        .07       (.28)       .43


NOTE G - SUBSEQUENT EVENTS                                               11

The Company's financial results are expected to include an after-tax gain of approximately $11.0 million in the fourth quarter of 1994 from the receipt of approximately $14.0 million of insurance proceeds on the life of the former Chairman of Carriage Industries, Inc. The effect of the gain is anticipated to be partially offset by a charge, also expected to be recorded in the fourth quarter of 1994. The charge is anticipated to be primarily non-cash but has not yet been quantified and is expected to recognize costs related to improvement of the competitive position of the Company's operations. Review of the Company's competitive position is a part of management's long-range planning process begun earlier in the year.



PART I - ITEM 2                                                          12

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

The following is presented to update the discussion of results of operations and financial condition included in the Company's 1993
Annual Report.

RESULTS OF OPERATIONS

Net sales for the quarter ended October 1, 1994 increased 14% to $173.9 million from sales of $152.5 million in the third quarter of 1993. Net income was $.5 million, or $.04 per share in the third quarter of 1994, compared with net income of $.8 million, or $.07 per share for the comparable 1993 period. Net sales increased due to higher unit volume in each of the Company's business segments and also as a result of the June 1994 acquisition of Patrick Carpet Mills, Inc. The lower 1994 net income is primarily the result of higher cotton costs in the Company's textile business. Results of operations of the Company's textile business, while below 1993 levels, improved compared with the first and second quarters of 1994 as a result of higher selling prices and lower manufacturing costs. Compared to the prior year, operating margins tightened in the Company's floorcovering business due to product mix changes and competitive pressure. The effect of the lower margins was more than offset by increased volume in this segment.

Net sales were $517.0 million for the first nine months of 1994, compared with net sales of $434.7 million for the comparable 1993 period.
Operations during the first nine months of 1994 resulted in a net loss of $3.7 million, or $.28 per share, (including $4.3 million or $.33 per share, incurred in the first quarter of 1994) compared with net income of $3.8 million, or $.35 per share, for the first nine months of 1993. The improvement in 1994 net sales is attributable to the Company's floorcovering business, which included the operations of Carriage Industries, Inc., Masland Carpets, Inc. and Patrick Carpet Mills, Inc. subsequent to their acquisitions on March 12, 1993, July 9, 1993 and June 20, 1994, respectively. Results of operations were adversely affected in 1994 by lower selling prices on cotton products and higher cotton raw material costs. Consolidation expenses, particularly in the first quarter of 1994, and increased financing cost also had a negative impact on 1994 results of operations.

The increase in selling, general and administrative expenses for the first nine months of 1994, compared with the corresponding 1993 period is principally attributable to the higher selling and product distribution cost associated with the specialized floorcovering markets served by Carriage and Masland.

Other income (expense) - net included costs associated with the sale of accounts receivable of approximately $.6 million in the third quarter of 1994 and $2.3 million for the first nine months of 1994. The comparable 1993 periods included gains from asset sales and equity earnings of non-consolidated subsidiaries of approximately $.8 million in the third quarter of 1993 and $1.6 million for the first nine months of 1993.



                                                                         13

The Company's effective income tax rate differs from the statutory income tax rate primarily due to nondeductible amortization of intangible assets. The third quarter and first nine months of 1993 also included an income tax charge of approximately $.5 million to reflect the effect of the 1993 statutory federal income tax rate increase on deferred income taxes established in earlier years.

The Company's financial results are expected to include an after-tax gain of approximately $11.0 million in the fourth quarter of 1994 from the receipt of approximately $14.0 million of insurance proceeds on the life of the former Chairman of Carriage Industries, Inc. The effect of the gain is anticipated to be partially offset by a charge, also expected to be recorded in the fourth quarter of 1994. The charge is anticipated to be primarily non-cash but has not yet been quantified and is expected to recognize costs related to improvement of the competitive position of the Company's operations. Review of the Company's competitive position is a part of management's long-range planning process begun earlier in the year.

Although demand is presently strong in most of the markets the Company serves, the fourth quarter is historically a seasonally weak quarter for floorcovering and certain of our textile business units. Management expects further improvement in the Company's textile operations in the fourth quarter of 1994 and in 1995. The Company's floorcovering operations are expected to remain strong. Net income for future periods could be adversely affected if interest rates increase significantly.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1994, $7.8 million of funds generated from operating activities were supplemented by $18.9 million of additional senior indebtedness. These funds financed the Company's operations, capital expenditures and the Patrick acquisition. Working capital increased $14.8 million due to seasonal factors and sales growth.

Purchases of property, plant and equipment were less than non-cash charges for depreciation and amortization during the first nine months of 1994. Capital expenditures are expected to remain below such charges for the remainder of 1994 and are principally directed toward the Company's floorcovering business.

Restrictions in the Company's long-term debt arrangements limit the amount of cash dividends that may be paid. These restrictions have been waived in order to permit the Company to pay dividends of up to $.7 million per quarter through the first quarter of 1995.



                                                                         14

Approximately 1.0 million shares of the Company's Common Stock are subject to a put option, which can be exercised during the two year period beginning July 9, 1995 at a price of approximately $18 per share. If the market price of the Company's Common Stock remains below the put price, the holders are likely to exercise their rights under the put option. At November 4, 1994, the Company's unused borrowing capacity under its credit arrangements was approximately $28.4 million. Proceeds from life insurance, improved operating results and working capital reductions are anticipated to improve cash flows during the fourth quarter of 1994. Management believes the Company's present credit facilities and expected positive cash flows will provide adequate liquidity for normal operations, including anticipated capital expenditures, and to fund any exercise of the put option.




PART II. OTHER INFORMATION                                               15

Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

       (i)  Exhibits Incorporated by Reference

            None

       (ii) Exhibits Filed with this Report

            (4a) Waiver letter from New York Life Insurance Company dated October 27, 1994 pertaining to 9.96% Senior Subordinated Notes due February 1, 2010

            (4b) Waiver letter from New York Life Insurance and Annuity Corporation dated October 27, 1994 pertaining to 9.96% Senior Subordinated Notes due February 1, 2010

            (11)   Statement re:  Computation of Earnings Per Share

            (27)   Financial Data Schedule

    (b) Reports on Form 8-K

        Amendment No. 1 on Form 8-K/A filed September 2, 1994 to Current Report on Form 8-K, dated June 20, 1994, reporting the acquisition of certain of the assets of Patrick of California, Inc.


                                                                         16


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



       November 14, 1994
     ____________________

           (Date)



                                     /s/DANIEL K. FRIERSON
                                     __________________________

                                     Daniel K. Frierson
                                     Chairman of the Board,
                                     President and CEO




                                     /s/D. EUGENE LASATER
                                     __________________________

                                     D. Eugene Lasater
                                     Controller




                         QUARTERLY REPORT ON FORM 10-Q                   17

                                 ITEM 6(a)

                                 EXHIBITS

                         QUARTER ENDED OCTOBER 1, 1994

                              DIXIE YARNS, INC.

                           CHATTANOOGA, TENNESSEE

                                Exhibit Index

EXHIBIT
  NO.  EXHIBIT DESCRIPTION


 (4a)   Waiver letter from                Filed herewith.
        New York Life Insurance
        Company dated October 27,
        1994 pertaining to 9.96%
        Senior Subordinated Notes
        due February 1, 2010

 (4b)   Waiver letter from                Filed herewith.
        New York Life Insurance
        and Annuity Corporation
        dated October 27, 1994
        pertaining to 9.96% Senior
        Subordinated Notes due
        February 1, 2010

 (11)  Statement re: Computation          Filed herewith.
       of Earnings Per Share.

 (27)  Financial Data Schedule.           Filed herewith.