Form 10-K405
DIXIE YARNS INC
filed 1995-03-31
CIK 29332

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended December 31, 1994.

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

                                  FORM 10-K
                                 (Continued)

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 1995: Common Stock - $69,680,418; Class B Common Stock - No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to section 15(d) of the Act.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

         Class                             Outstanding as of March 10, 1995

Common Stock, $3.00 Par Value                    11,507,998 shares (1)

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

Specified portions of the following document are incorporated by reference:

Proxy Statement of the registrant for annual meeting of shareholders to be held May 4, 1995 (Part III).









PART I

ITEM 1.  BUSINESS

GENERAL

An integral part of the Company's strategy has been to restructure its textile products operations and expand its floorcovering businesses. A significant portion of the restructuring included consolidation of manufacturing into fewer facilities. The Company has pursued its strategy of expanding its floorcovering business with the acquisitions of Carriage Industries and Masland Carpets in 1993 and the acquisition of Patrick Carpet Mills in 1994. Each of the Company's segments, Textile products and Floorcoverings, represents approximately 50% of the Company's total sales.

TEXTILES

TEXTILE INDUSTRY - The domestic textile industry manufactures products for a variety of end uses, including home furnishings (domestics, drapery and upholstery), industrial products, transportation applications and apparel. The industry, which encompasses yarn preparation, fabric formation and product distribution, is structured with various degrees of vertical integration, depending upon the particular products involved. The textile industry is made up of a great number of companies, none of which is believed to have sales that comprise as much as 10% of the total market.

The domestic apparel market, which includes a substantial portion of the customers for the Company's products, is continually faced with competition from imports; however, management believes that implementation of the North American Free Trade Agreement may eventually increase demand for domestic textile products by encouraging utilization of domestic products by non-domestic cut and sew operations. Additionally, management believes consumer buying patterns will continue to be influenced by mass merchandisers and retailers emphasizing price competition. The domestic textile industry also services the home furnishing and other industries in a number of applications which are impacted by housing sales as well as by domestic automotive production levels.

THE COMPANY'S TEXTILE PRODUCTS - The Company manufactures and markets yarns, threads and knit fabrics from a variety of natural and man-made fibers. Textile products are primarily sold to manufacturers of apparel, domestics, drapery and upholstery, hosiery, industrial fabrics, transportation and other industries.

The Company produces a wide variety of products, with a significant focus on high-end value added products. Although the textile products business is organized into three business groups, substantial sales and customer overlap exists among the groups. Textile products are focused on narrow groups of products, related by manufacturing processes, performance qualities and end uses. No group of such products individually accounts for as much as 10% of Dixie's consolidated revenues for 1994, 1993 or 1992 and no customer's volume exceeded 10 percent of the Company's total sales for 1994.

The Company's Yarn Group ("Yarn Group") is comprised of the Natural and Dyed Yarn Group and the Synthetics Yarn Group. Products produced and marketed through these groups include ring spun, open end and air jet single and plied yarns which are sold to manufacturers of premium-price apparel, high-end home furnishings, and industrial products. A portion of the yarn produced by the Company's yarn spinning facilities is further processed by the Company's mercerizing and package dyeing facilities. Cotton is the primary fiber for both natural, and mercerized and package dyed markets served. Other markets served include products manufactured from man-made (synthetic) fibers, many of which are high technology fibers that impart strength, heat resistance, stretch and/or characteristics relating to comfort and insulation properties. Natural, dyed and synthetic yarns are marketed through a combination of salaried sales force and, to a lesser extent, commissioned sales agents.

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

The Company's sales order backlog position in its textile products businesses was approximately $83,000,000 on December 31, 1994 compared to approximately $79,000,000 on December 25, 1993. All of these orders can reasonably be expected to be filled within the 1995 fiscal year.

Although the competition in the Company's textile business varies depending on the markets involved, a substantial portion of the Company's domestic textile products business is faced with competition from imports.

The Company owns a number of patents used in its textile business, and patent protection is sought as a matter of course when machinery or process improvements are made that are considered patentable. However, in the opinion of the Company, its textile operations are not materially dependent upon patents and patent applications.

FLOORCOVERING

THE CARPET INDUSTRY - The domestic carpet industry is composed of approximately 100 manufacturers of which the top 5 account for over 60% of total sales in the industry. The industry has two primary markets, residential and commercial, with the residential market making up the largest portion of the industry's sales. A substantial portion of industry shipments is made in response to replacement demand. The residential market consists of broadloom carpets, rugs and bathmats in a broad range of styles, colors, textures and yarns. The carpet industry also manufactures carpet for the automotive, recreational vehicle and small boat industries.

There is a high degree of competition within the domestic carpet industry which also faces competition from the hard surface floorcovering industry. The principal methods of competition within the carpet industry are quality, style, price and service.



THE COMPANY'S FLOORCOVERING BUSINESS - The Company's floorcovering business manufactures and markets carpet yarns and floorcovering products for specialty markets through Candlewick Yarns ("Candlewick"), Carriage Industries, Inc. ("Carriage"), Masland Carpets, Inc. ("Masland"), and Patrick Carpet Mills, Inc. ("Patrick").

Candlewick is one of the world's largest independent carpet yarn manufacturers producing premier yarns for floorcovering applications. Its customers include end-use product manufacturers in the bath rug, automotive and broadloom carpet markets. Candlewick competes through product quality, innovation, and customer service. Its product development center and relationships with fiber suppliers have been developed to provide customers a means to evaluate yarn and fiber variations. Candlewick has a significant share of the bath rug yarn market due to the breadth of its product line, service capabilities, quality and history of innovation. Products of Candlewick are marketed through its own salaried sales force.

Carriage is a vertically integrated carpet manufacturer serving specialized markets. Its highly diversified markets include: original equipment manufacturers of manufactured housing, recreational vehicles, and small boats; the exposition/trade show market; contract/residential market; and the home center/needlebond market. Carriage's manufacturing operations include yarn extrusion, yarn processing, tufting, needlebonding, dyeing, finishing and finished product transportation through its own trucking fleet. Its product line is marketed by a staff of salaried sales personnel and to a lesser extent commission sales representatives.

Carriage competes only in selected portions of the floorcovering market. Competition is based not only on price, but also on quality of goods, customer service and reputation for reliability. The Company has developed a broad array of specialized products of varying styles, widths, colors and backing. Rapid, just-in-time delivery of customer orders is an important part of the Company's customer service program. The Company controls delivery of its products through its own trucking fleet and utilization of regional distribution centers for finished goods.

Masland markets broadloom products for specification by the architectural and design communities and residential carpet and designer rugs to a select group in interior design showrooms and high-end specialty retailers. Each of the markets served requires quality, service, and innovation in styling and product design. Additionally, price is becoming an increasingly important competitive factor, particularly in the Company's contract business.

Patrick is a West Coast manufacturer of both commercial and residential broadloom products with a broad geographic distribution. During 1995, Patrick's manufacturing operations will be consolidated into Masland's Atmore, Alabama facility.

The Company's sales order backlog position in its floorcovering businesses, excluding Carriage, was approximately $31,000,000 on December 31, 1994 compared to approximately $37,000,000 on December 25, 1993. Approximately 90% of orders received by Carriage are shipped within the same week. All of the order backlog can reasonably be expected to be filled within the 1995 fiscal year.



The Company's floorcovering businesses own a variety of trademarks under which their products, particularly those sold by Masland, are marketed. While such trademarks are important to Masland's business, there is no one trademark, other than the name Masland itself, which is of material importance to the segment.

There was no single class of products exceeding 10 percent of the Company's sales volume for 1994, 1993 or 1992 and no customer's volume exceeded 10 percent of the Company's total sales for 1994.

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

The Company had approximately 6,900 associates as of the end of fiscal
1994.






ITEM 2.  PROPERTIES

The following table lists the Company's facilities according to location, type of operation and approximate total floor space as of March 10, 1995.

                                                                Approximate
Location                       Type of Operation                Square Feet
                                   CORPORATE
Administrative:
  Chattanooga, TN              Administrative                       41,000

                               TEXTILE PRODUCTS
Administrative:
  Gastonia, NC                 Administrative                       61,000

Warehousing:
  Gastonia, NC (2 locations)   Warehousing                          88,000
  Sales Branch Warehouses
    (4 locations)              Warehousing                          54,000
                                 Total Warehousing                 142,000
Manufacturing:
  Chattanooga, TN              Yarn Spinning                       440,000
  Mebane, NC                   Yarn Spinning                        99,000
  Newton, NC                   Yarn Spinning                       252,000
  Ranlo, NC                    Yarn Spinning                       482,000
  Tarboro, NC                  Yarn Spinning                       340,000
  Chattanooga, TN              Package Yarn Dyeing, Bleaching
                                 and Mercerizing                   276,000
  Tryon, NC                    Bleaching and Mercerizing            63,000
  Gastonia, NC                 Thread Yarn Dyeing and Finishing    530,000
  Arroyo, Puerto Rico          Thread Yarn Dyeing and
                                 Finishing                          22,000
  Gastonia, NC                 Thread Yarn Spinning                445,000
  Jefferson, SC                Knitting, and Fabric Dyeing
                                 and Finishing                     274,000
                                 Total Manufacturing             3,223,000

                               FLOORCOVERING
Administrative:
  Dalton, GA                   Administrative                       13,000
  Calhoun, GA                  Administrative                       60,000
  Mobile, AL(2)                Administrative                       20,000
                                 Total Administrative               93,000
Warehousing:
  Ringgold, GA                 Warehousing                         119,000

Manufacturing:
  Lemoore, CA                  Tufted Yarn Spinning                322,000
  Ringgold, GA                 Tufted Yarn Spinning                290,000
  Roanoke, AL (1)              Tufted Yarn Spinning                190,000
  Calhoun, GA                  Carpet Manufacturing              1,016,000
  Atmore, AL                   Carpet Manufacturing                262,000
  Mobile, AL(2)                Rug Manufacturing, Distribution     400,000
                                 Total Manufacturing             2,480,000

                                 Total                           6,159,000


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of 1994 to a vote of the shareholders.














Pursuant to instruction G of Form 10-K the following is included as an unnumbered item to Part I.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and offices held by the executive officers of the registrant as of March 10, 1995, are listed below along with their business experience during the past five years.

         Name, Age                     Business Experience During
        and Position                         Past Five Years

Daniel K. Frierson, 53                 Director since 1973, Chairman of
Chairman of the Board, President       the Board since 1987 and Chief
and Chief Executive Officer,           Executive Officer since 1980.
Director, Member of Executive          Director of the American National
Committee                              Bank & Trust Company.  Brother of
                                       Paul K. Frierson.


Glenn M. Grandin, 52                   Senior Vice President and Chief
Senior Vice President and              Financial Officer since February,
Chief Financial Officer                1995.  Senior Vice President and
                                       Chief Financial Officer, Signal
                                       Apparel Company, from October, 1992
                                       to February, 1995.  Senior Vice
                                       President/Chief Financial Officer,
                                       Alma Industries, Inc., from April,
                                       1992 to August, 1992.  Consultant
                                       from January, 1991 to March, 1992.
                                       Vice President/Chief Financial
                                       Officer, Pannill Knitting Co., from
                                       October, 1988 to December, 1990.


Philip H. Barlow, 46                   Corporate Vice President and
Corporate Vice President and           President of Carriage Industries,
President, Carriage Industries, Inc.   Inc. since 1993.  Vice President of
                                       Sales and Marketing, Carriage, 1988
                                       to 1993.  Director of Sales and
                                       Marketing, Carriage, 1986 - 1988.


David C. Clarke, 37                    Corporate Vice President and
Corporate Vice President and           President, Threads USA since
President, Threads USA                 February, 1994.  Executive Vice
                                       President of Sales, Threads USA,
                                       from September, 1992 to February,
                                       1994.  Vice President of Direct
                                       Sales, Threads USA, from November,
                                       1991 to September, 1992.  Director
                                       of Direct Sales, Threads USA, from
                                       February, 1991 to November, 1991.
                                       Director of Sales, American Thread
                                       Company, from 1989 - 1991.



EXECUTIVE OFFICERS OF THE REGISTRANT - CONTINUED

         Name, Age                     Business Experience During
        and Position                         Past Five Years

C. Pat Driver, 54                      Corporate Vice President and
Corporate Vice President and           President, Synthetic Yarn Group
President, Synthetic Yarns             since June, 1992.  Corporate Vice
                                       President and President, Dixie
                                       Yarns Group, from 1989 to June,
                                       1992.  President, Carpet Yarns,
                                       Group (Candlewick), 1983 - 1989.


Paul K. Frierson, 57                   Director since 1988.  Corporate
Corporate Vice President and           Vice President and President,
President, Candlewick Yarns,           Carpet Yarns Group (Candlewick)
Director                               since 1989.  Executive Vice
                                       President of Candlewick from
                                       1984 - 1989.  Director of
                                       NationsBank/Chattanooga.  Brother
                                       of Daniel K. Frierson.


George B. Smith, 54                    Corporate Vice President and
Corporate Vice President               President, Natural/Dyed Yarns
and President, Natural/Dyed Yarns      and Knits since March, 1994.
and Knits                              President, Natural and Dyed Yarn
                                       Group from August, 1993 to March,
                                       1994. President Natural Yarn Group
                                       from October, 1992 to August, 1993.
                                       Self-employed (Consulting and
                                       Commission Sales) June, 1990 to
                                       November, 1992. Corporate Vice
                                       President, Avondale Mills, Inc.,
                                       1986 - 1990. President, Avondale
                                       Yarn Division, 1989 - 1990.
                                       President, Avondale Fabric Division,
                                       1986-1989.


John O. Sturdy, 65                     Corporate Vice President and
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









EXECUTIVE OFFICERS OF THE REGISTRANT - CONTINUED

         Name, Age                     Business Experience During
        and Position                         Past Five Years

W. Derek Davis, 44                     Corporate Vice President of Human
Corporate Vice President -             Resources since January, 1991.
Human Resources                        Corporate Employee Relations
                                       Director, 1990 - 1991.  Employee
                                       Relations Director, Dixie Yarns
                                       Group and Carpet Yarns Group
                                       (Candlewick), 1988 - 1990.


Jon A. Faulkner, 35                    Corporate Vice President of
Corporate Vice President -             Administration since 1993.  Director
Administration                         of Management Information Systems,
                                       1990 - 1993.  Manager of Warehouses
                                       and Distribution, Threads USA,
                                       1989 - 1990.


Gary A. Harmon, 49                     Treasurer since 1993.
Treasurer                              Director of Tax and Financial
                                       Planning, 1985 - 1993.


D. Eugene Lasater, 44                  Controller since 1988.
Controller


Starr T. Klein, 52                     Secretary since November, 1992.
Secretary                              Assistant Secretary, 1987 - 1992.




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

As of March 10, 1995, the total number of record holders of the Company's Common Stock was approximately 5,400 and the total number of holders of the Company's Class B Common Stock was 18. Management of the Company estimates that there are approximately 4,300 shareholders who hold the Company's Common Stock in nominee names. Dividends and Price Range of Common Stock for the four quarterly periods in the years ended December 31, 1994 and December 25, 1993 are as follows:


                              DIXIE YARNS, INC.
                        QUARTERLY FINANCIAL DATA, DIVIDENDS
                          AND PRICE RANGE OF COMMON STOCK
                                    (Unaudited)
               (dollar amounts in thousands, except per share data)

                                                           1994
Quarter                                 1st          2nd          3rd          4th
Net sales                            $164,750     $178,318     $173,924     $171,543
Gross profit                           19,522       27,559       26,907       18,815
Net income (loss)                      (4,342)         118          501          496
Earnings (loss) per common and
  common equivalent share                (.33)         .01          .04          .04
Dividends:
  Common Stock                            .05          .05          .05          .05
  Class B Common Stock                    .05          .05          .05          .05

Common Stock prices:
  High                               $  11.00     $  10.25     $   9.75     $   9.00
  Low                                $   9.25     $   8.25     $   8.25     $   6.75



                                                           1993
Quarter                                 1st          2nd          3rd          4th
Net sales                            $120,777     $161,439     $152,530     $159,855
Gross profit                           15,407       23,288       24,673       20,855
Net income                                907        2,062          841          874
Earnings per common and
  common equivalent share                 .10          .18          .07          .07
Dividends:
  Common Stock                            .05          .05          .05          .05
  Class B Common Stock                    .05          .05          .05          .05

Common Stock prices:
  High                               $  15.38     $  16.75     $  13.50     $  11.38
  Low                                $  12.25     $  10.75     $  10.50     $   8.75




The total of quarterly earnings per share does not equal the annual earnings per share due primarily to Common Stock purchased and issued during the respective periods.  The operating results of Carriage, Masland and Patrick are included subsequent to their acquisitions in March 1993, July 1993 and June 1994, respectively.  During the fourth quarter of 1994, the Company recognized asset valuation losses of $10,397 (6,446, or $.47 per share after taxes) and a nontaxable life insurance gain of $12,835 ($.94 per share).

The discussion of restrictions on payment of dividends is included in Note E to the
Consolidated Financial Statements included herein.



ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the related consolidated financial statements and notes thereto included under Items 8, 14(a) (1) and (2) and 14 (d) of the report on Form 10-K.
                                                                             Year Ended
                                            December 31,    December 25,    December 26,    December 28,     December 29,
                                                1994(1)         1993(2)         1992            1991             1990
Net sales                                  $688,534,425    $594,601,350    $469,832,466    $491,952,433     $556,207,313

Income (loss) from continuing
  operations(3,4)                            (3,226,725)      4,684,359       5,467,421     (25,557,215)       6,644,109

Total assets                                488,320,030     496,578,881     397,080,239     372,806,621      394,041,690

Long-term debt:
  Senior indebtedness                        87,024,633      87,649,871      70,022,500      59,323,800       28,987,400
  Subordinated notes                         50,000,000      50,000,000      50,000,000      50,000,000       50,000,000
  Convertible subordinated debentures        44,782,000      44,782,000      44,782,000      44,782,000       47,000,000

Common Stock, subject to put option          18,177,958      18,177,958             ---             ---              ---

Per Share:
  Income (loss) from continuing
    operations: (3,4)
    Primary                                        (.24)            .41             .62           (2.90)             .70
    Fully diluted                                  (.24)            .40             .62           (2.90)             .70

  Cash dividends declared:
    Common Stock                                    .20             .20             .20             .42              .68
    Class B Common Stock                            .20             .20             .20             .42              .68

(1)  Includes the results of operations of Patrick Carpet Mills, Inc. subsequent to June 20, 1994.  See Note B to the Consolidated
     Financial Statements.

(2)  Includes the results of operations of Carriage Industries, Inc. and Masland Carpets, Inc. subsequent to their acquisitions on
     March 12, 1993 and July 9, 1993, respectively.  See Note B to the Consolidated Financial Statements.

(3)  Income (loss) from continuing operations includes asset valuation losses of $6,446,000, or $.49 per share, and a nontaxable life insurance gain of $12,835,000, or $.97 per share, for the year ended December 31, 1994, a restructuring charge of
     $18,271,000, or $2.08 per share, for the year ended December 28, 1991 and a charge for losses on plant closings of
     $1,143,000, or $.12 per share, for the year ended December 29, 1990.  See Note K and Note L to the Consolidated Financial
     Statements.

(4)  Income (loss) from continuing operations excludes a charge for the cumulative effect of an accounting change of $1,497,000, or $.17 per share, and an extraordinary gain from the early retirement of debt of $452,000, or $.05 per share, for the year ended December 28, 1991 and an extraordinary gain from the early retirement of debt of $699,000, or $.07 per share, for the year ended December 29, 1990.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS


1994 Compared with 1993 - Sales for 1994 were $688.5 million compared with sales of $594.6 million in 1993, a 15.8% increase. The increase in sales is attributable to strong demand in the Company's floorcovering business and the acquisitions made in 1993 and 1994.

Although sales increased significantly, operations resulted in a net loss of $3.2 million, or $.24 per share, in 1994, compared with net income of $4.7 million, or $.41 per share, in 1993. Operating results for 1994 were negatively affected by weak market conditions and higher costs in the Company's textile business. A nontaxable gain of $12.8 million resulting from the receipt of insurance proceeds on the life of the former Chairman of Carriage Industries, Inc. was included in 1994. Results for 1994 also included charges aggregating to $19.6 million ($12.2 million after-tax) consisting of $10.4 million for write-downs of idle facilities and machinery and equipment permanently taken out of service during 1994, $2.0 million for supply parts for the idled equipment, $2.2 million for write-downs of inventories pertaining to discontinued product lines, and $1.7 million of other inventory related losses. The remainder of the charges relate primarily to expenses and losses associated with a union campaign at one of the Company's plants and certain other liabilities, partially offset by net casualty insurance gains.

The pretax effect of the charges plus casualty losses attributable to the Company's textile business was $22.1 million. Insurance settlements, which exceeded casualty losses and the portion of the charges attributable to the Company's floorcovering business, resulted in a $2.7 million net gain for this business segment. Results for 1993 were positively affected by a $1.3 million gain from the sale of assets in the Company's textile business and a $1.8 million gain from casualty insurance settlements attributable to the Company's floorcovering business.

The following table sets forth selected operating data (in millions of dollars) related to the two business segments of the Company (see additional information in Note O to the consolidated financial statements).

                                        1994          1993        1992
Sales - Textile products               $332.5        $332.1      $347.8
      - Floorcovering                   359.6         263.9       123.1
      - Intersegment elimination         (3.6)         (1.4)       (1.1)
          Total sales                  $688.5        $594.6      $469.8

Operating profit (loss)
      - Textile products               $(33.0)       $  1.6      $ 15.4
      - Floorcovering                  $ 28.1        $ 24.4      $  7.9

The 1994 operating loss of the Company's textile business, excluding the effects of the charges of $22.1 million described above, was $10.9 million, compared with an operating profit of $.3 million in the prior year, excluding the 1993 gain from asset sales. Textile results for 1994 were negatively affected by weak demand and lower selling prices for cotton products in the first half of 1994 and higher cotton costs throughout the year. Operating losses were significantly reduced in the second half of the year as demand and manufacturing efficiencies improved and selling prices strengthened. Although cotton costs have continued to rise, both order backlogs and margins are stronger in the first quarter of 1995.

Operating profits of the floorcovering business, excluding the $2.7 million net gain in 1994 and the $1.8 million gain in 1993, increased to $25.4 million in 1994, compared with $22.6 million in 1993. The 36.3% increase in sales is due to strong demand and inclusion of the operations of Carriage Industries, Inc., Masland Carpets, Inc. and Patrick Carpet Mills, Inc. subsequent to their acquisitions on March 12, 1993, July 9, 1993 and June 20, 1994, respectively. Operating profits improved principally as a result of the additional sales volume.

The increase in consolidated selling, general and administrative expenses as a percentage of sales in 1994 reflects the higher selling and product distribution costs associated with the specialized floorcovering markets serviced by Carriage, Masland and Patrick and cost incurred to support sales growth in these businesses.

Other expense included the annual costs of $3.0 million associated with the sale of trade accounts receivable for a full year in 1994. Other income for 1993 was positively affected by $4.8 million of gains from asset sales, casualty insurance proceeds and the Company's portion of earnings of nonconsolidated entities.

Interest expense increased in 1994 as the result of higher interest rates. The Company's effective income tax rate differs from the statutory income tax rate due primarily to the nontaxable life insurance gain and nondeductible amortization of intangible assets.

The Company anticipates that demand for floorcovering products will remain strong during 1995. The Company's textile operations are expected to continue in a highly price competitive environment, but demand is anticipated to remain strong and recent cost cutting efforts should produce higher margins. Management expects higher sales as well as profitable operations in both of the Company's business segments in 1995.

1993 Compared with 1992 - Sales for the year ended December 25, 1993 increased 26.6%. The increase in 1993 sales is attributable to the Company's floorcovering business, which includes the Company's carpet yarn manufacturing operation and, subsequent to their 1993 acquisitions, the operations of Carriage Industries, Inc. and Masland Carpets, Inc. Dollar volume of sales of the Company's textile products declined 4.5% in 1993, although unit volume increased. The decline in sales of textile products is attributable to the effect of weak retail apparel markets and the sale of a dyed yarn facility in the first quarter of 1993.

Net income was $4.7 million, or $.41 per share, in 1993 compared with net income of $5.5 million, or $.62 per share, in 1992. Operating income for 1993 was 9.2% of sales in the Company's floorcovering business and .5% of sales for textile products, compared with 6.4% and 4.4%, respectively, in 1992. In addition to the 1993 acquisitions, floorcovering enjoyed strong growth and favorable conditions in the markets it serves throughout 1993. The decrease in operating profits for textile products in 1993 is principally due to weak demand for apparel products and raw material price increases that could not be passed along to customers, resulting in price and margin erosion, particularly in the third and fourth quarters of 1993. Disruptions associated with production and operating consolidations have had a negative impact on profits of the Company's textile business.

The increase in gross profit and selling, general and administrative expenses as a percent of sales in 1993 reflects the traditional higher margins and higher selling and product distribution costs associated with the specialized floorcovering markets serviced by Carriage and Masland.

The increase in other income in 1993 is principally the result of approximately $1.8 million of casualty insurance proceeds and gains from assets disposals. Interest expense increased in 1993 due to the higher levels of debt. The Company's effective income tax rate differs from the statutory income tax rates due primarily to nondeductible amortization of intangible assets. Also in 1993, a noncash income tax charge of approximately $.5 million, or $.04 per share, resulted from the effect of the increase in the statutory federal income tax rate on deferred income taxes established in prior years.

During the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" and changed its method of accounting for income taxes to the liability method. In connection with the change in method of accounting, financial statements for periods subsequent to 1986 were restated as if the new method had been in effect during those periods. The effect of the change was to decrease 1992 net income by approximately $.2 million, or $.03 per share.



LIQUIDITY AND CAPITAL RESOURCES


During the three-year period ended December 31, 1994, funds generated from operating activities (including $45.0 million from the sale of accounts receivable) totaled $120.7 million, funds raised through long-term debt amounted to $27.7 million and proceeds from asset sales generated an additional $18.8 million. These cash flows together with $16.8 million of life insurance proceeds funded the Company's operations, capital expenditures and business acquisitions during the three-year period.

Capital expenditures (excluding expenditures of approximately $15.2 million related to casualty losses) were approximately $97.8 million during the three-year period ended December 31, 1994 and were directed primarily toward upgrading equipment to improve quality and enhance manufacturing efficiency, as well as capacity expansions. During this period, charges for depreciation and amortization amounted to approximately $91.5 million. Capital expenditures for 1995 are budgeted to remain below anticipated charges for depreciation and amortization and will be concentrated on expanding the capacity of the Company's floorcovering business.

Funds generated from operating activities were $18.4 million in 1994 and were supplemented by $16.8 million of life insurance proceeds and $2.4 million of proceeds from the sale of assets. These funds financed, among other things, $32.7 million of normal capital expenditures, $3.1 million of storm and fire related capital expenditures, and dividend payments.

During 1993 and 1994, a number of the Company's manufacturing facilities were damaged or destroyed by weather-related casualties and a fire. By the end of 1994, the damaged facilities have either been replaced, repaired or their production capacity consolidated into other manufacturing facilities and all costs and expenses related to the casualties had been recorded. Costs and expenses associated with the damaged facilities amounted to $41.5 million. The casualty losses were covered by insurance. Through the end of 1994, settlements have been reached for the majority of the insurance claims and insurance reimbursements amounting to $43.6 million had been received. Unpaid insurance claims, primarily related to business interruptions, are expected to be settled in 1995.

The Company acquired approximately 46% of the outstanding common stock of Carriage Industries, Inc. in 1992 for $27.4 million cash and acquired Carriage's remaining, publicly-held shares on March 12, 1993 in exchange for approximately 2.5 million shares and options to purchase approximately .1 million shares of the Company's Common Stock and approximately $.7 million cash. On July 9, 1993, the assets of Masland Carpets, Inc. were acquired in exchange for approximately 1.0 million shares of the Company's Common Stock, $1.1 million of cash and the assumption of approximately $.8 million of debt. The holders of the shares issued in the Masland acquisition have the right, after two years, to put the shares to the Company at a price of approximately $18 per share. On June 20, 1994, the assets of Patrick Carpet Mills, Inc. were acquired for $3.2 million.

In October 1993, the Company entered into a seven-year agreement to sell an undivided interest in a revolving pool of its trade accounts receivable. A $45.0 million interest has been sold under this agreement and the sale is reflected as a reduction of accounts receivable in the Company's balance sheet. The cost of this program was fixed at 6.08% per annum of the undivided interest sold plus administrative fees typical in such transactions. In addition, the Company is generally responsible for credit losses associated with sold receivables.

At December 31, 1994, the Company's debt structure consisted of $44.8 million of convertible subordinated debentures, $50.0 million of subordinated notes and $87.0 million of senior indebtedness, principally under a revolving credit and term loan agreement. The convertible subordinated debentures require annual mandatory sinking fund payments of $2.5 million, beginning in 1998. Payments are not required under the Company's subordinated notes until the year 2000. The revolving credit and term-loan agreement was renewed for another five years in 1995. The amended agreement provides for revolving credit of up to $125.0 million through the five year commitment period and a $10.0 million term loan which may be utilized under certain circumstances. Interest rates available under the facility are selected by the Company from a number of options which effectively allow for borrowings at rates equal to or lower than the greater of the lender's prime rate or the federal funds rate plus .5%. At year end, the available unused borrowing capacity under the revolving credit facility was approximately $39.1 million.

Under restrictions set forth in one of the Company's loan agreements and as a result of the Company's 1994 loss, future dividends may be paid only to the extent that 75% of cumulative income before extraordinary items for periods subsequent to December 31, 1994 exceeds $3.9 million. Such restrictions may be waived at the discretion of the Company's lender. Although the dividend restriction was waived for the first quarter of 1995, the Board of Directors elected not to pay the first quarter dividend and has indicated an intention to suspend quarterly dividends until the Company's operating results return to appropriate levels.
The Company's future liquidity requirements are expected to consist primarily of capital expenditures, seasonal working capital requirements, funds necessary to finance expansion and the possible repurchase of the Common Stock issued in connection with the acquisition of Masland Carpets, Inc. The Company's liquidity requirements for 1995 are expected to be financed from operating cash flow and existing credit arrangements.
Funding of longer term liquidity may be supplemented by the issuance of capital stock and public or private debt.



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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section entitled "Information about Nominees for Directors" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 4, 1995 is incorporated herein by reference. Information regarding the executive officers of the registrant is presented in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The section entitled "Executive Compensation Information" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 4, 1995 is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Principal Shareholders", as well as the beneficial ownership table (and accompanying notes) from the section entitled "Information About Nominees for Directors" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 4, 1995 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Transactions Between the Company and Directors and Officers" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 4, 1995 is incorporated herein by reference.





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

             (i)  Exhibits Incorporated by Reference - Continued

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

             (i)  Exhibits Incorporated by Reference - Continued


                  (10p) Certificate Purchase Agreement dated
                        October 15, 1993, among Dixie Yarns, Inc., Dixie Funding, Inc. and Keyport Life Insurance Company.

                  (10q) Executive Severance Agreement dated as of
                        September 8, 1988 as amended.

             (ii) Exhibits filed with this report:

                  (11)  Statement Re:  Computation of Earnings Per Share.

                  (21)  Subsidiaries of the Registrant.

                  (23)  Consent of Ernst & Young LLP.

(b) Reports on Form 8-K--No reports on Form 8-K have been filed by the registrant during the last quarter of the period covered by this report.

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

                                                 DIXIE YARNS, INC.


March 30, 1995                                   BY: /s/DANIEL K. FRIERSON
                                                     Daniel K. Frierson,
                                                     Chairman of the Board,
                                                     President and Chief
                                                     Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             Chairman of the Board,
                             President, Director and
/s/DANIEL K. FRIERSON        Chief Executive Officer         March 30, 1995
Daniel K. Frierson



                             Corporate Vice President,
                             President of the Candlewick
/s/PAUL K. FRIERSON          Group and Director              March 30, 1995
Paul K. Frierson



                             Senior Vice President and
/s/GLENN M. GRANDIN          Chief Financial Officer         March 30, 1995
Glenn M. Grandin



/s/D. EUGENE LASATER         Controller                      March 30, 1995
D. Eugene Lasater



/s/PAUL K. BROCK             Director                        March 30, 1995
Paul K. Brock








SIGNATURES -- CONTINUED


/s/LOVIC A. BROOKS, JR.      Director                        March 30, 1995
Lovic A. Brooks, Jr.



/s/J. FRANK HARRISON, JR.    Director                        March 30, 1995
J. Frank Harrison, Jr.



/s/JAMES H. MARTIN, JR.      Director                        March 30, 1995
James H. Martin, Jr.



/s/PETER L. SMITH            Director                        March 30, 1995
Peter L. Smith



/s/JOSEPH T. SPENCE, JR.     Director                        March 30, 1995
Joseph T. Spence, Jr.



/s/ROBERT J. SUDDERTH, JR.   Director                        March 30, 1995
Robert J. Sudderth, Jr.








































                          ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14 (a)(1) AND (2) AND ITEM 14(d)

        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                             FINANCIAL STATEMENTS

                         FINANCIAL STATEMENT SCHEDULES

                         YEAR ENDED DECEMBER 31, 1994

                               DIXIE YARNS, INC.

                            CHATTANOOGA, TENNESSEE































FORM 10-K--ITEM 14(a)(1) and (2)

DIXIE YARNS, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Dixie Yarns, Inc. and subsidiaries are included in Item 8:

         Report of Independent Auditors

         Consolidated balance sheets--December 31, 1994 and December 25, 1993

         Consolidated statements of income(loss)--Years ended
         December 31, 1994, December 25, 1993, and December 26, 1992

         Consolidated statements of cash flows--Years ended
         December 31, 1994, December 25, 1993, and December 26, 1992.

         Consolidated statements of stockholders' equity--Years ended December 31, 1994, December 25, 1993, December 26, 1992

The following consolidated financial statement schedule of Dixie Yarns, Inc. and subsidiaries is included in Item 14(d):

Schedule II--Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, or the information is otherwise shown in the financial statements or notes thereto, and therefore have been omitted.













Report of Independent Auditors



Board of Directors
Dixie Yarns, Inc.




     We have audited the accompanying consolidated balance sheets of Dixie Yarns, Inc. and subsidiaries as of December 31, 1994 and December 25, 1993, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dixie Yarns, Inc. and subsidiaries at December 31, 1994 and December 25, 1993, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.








                                            ERNST & YOUNG LLP




Chattanooga, Tennessee
February 23, 1995,
except for Note E, as to which the date is March 24, 1995




                                 DIXIE YARNS, INC.
                                CONSOLIDATED BALANCE SHEETS



                                                           December 31,     December 25,
                                                              1994             1993

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                               $  1,904,386     $  4,047,459
  Accounts receivable (less allowance for doubtful
    accounts of $3,617,000 in 1994 and $3,900,000
    in 1993)                                                28,917,507       26,553,831
  Inventories                                              109,964,409      105,809,888
  Other                                                     11,939,224       11,667,083

                                   TOTAL CURRENT ASSETS    152,725,526      148,078,261

PROPERTY, PLANT AND EQUIPMENT

  Land and improvements                                     13,361,962       12,346,361
  Buildings and improvements                               106,482,362      105,198,798
  Machinery and equipment                                  361,075,901      350,751,015

                                                           480,920,225      468,296,174
    Less accumulated amortization and depreciation         215,406,139      193,037,707

                                                           265,514,086      275,258,467

INTANGIBLE ASSETS (less accumulated amortization
  of $10,658,901 in 1994 and $8,742,059 in 1993)            63,619,720       62,722,113

OTHER ASSETS                                                 6,460,698       10,520,040







TOTAL ASSETS                                              $488,320,030     $496,578,881








                                                           December 31,     December 25,
                                                              1994             1993

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                        $ 33,055,489     $ 32,245,506
  Accrued expenses                                          30,148,365       26,518,429
  Current portion of long-term debt                            583,599          446,829
                              TOTAL CURRENT LIABILITIES     63,787,453       59,210,764

LONG-TERM DEBT
  Senior indebtedness                                       87,024,633       87,649,871
  Subordinated notes                                        50,000,000       50,000,000
  Convertible subordinated debentures                       44,782,000       44,782,000
                                                           181,806,633      182,431,871

OTHER LIABILITIES                                           11,676,098       13,037,877

DEFERRED INCOME TAXES                                       42,364,128       48,038,943

COMMON STOCK, SUBJECT TO PUT OPTION -
  1,029,446 shares                                          18,177,958       18,177,958

STOCKHOLDERS' EQUITY
  Common Stock ($3 par value per share):  Authorized
    80,000,000 shares, issued and outstanding, including
    shares in treasury - 13,857,642 shares in 1994 and
    13,852,233 shares in 1993                               41,572,926       41,556,699
  Class B Common Stock ($3 par value per share):
    Authorized 16,000,000 shares, issued and outstanding -
    735,228 shares in 1994 and 1993                          2,205,684        2,205,684
  Additional paid-in capital                               131,709,579      131,684,054
  Retained earnings                                         54,626,472       60,302,834
  Minimum pension liability adjustment                      (4,329,565)      (4,981,943)
                                                           225,785,096      230,767,328
  Less Common Stock in treasury at cost - 3,375,990
    shares in 1994 and 3,356,646 shares in 1993             55,277,336       55,085,860
                                                           170,507,760      175,681,468

Commitments - Note N

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $488,320,030     $496,578,881












See notes to consolidated financial statements.




                                     DIXIE YARNS, INC.
                         CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                                           Year Ended
                                         December 31,     December 25,     December 26,
                                            1994             1993             1992

Net sales                                $688,534,425     $594,601,350     $469,832,466
Cost of sales                             595,731,868      510,378,826      412,246,551

                         GROSS PROFIT      92,802,557       84,222,524       57,585,915

Selling, general and administrative
  expenses                                 82,053,001       59,910,691       32,469,983
Asset valuation losses                     10,397,136              ---              ---
Corporate expenses                          5,915,227        5,159,000        5,600,000
Life insurance gain                       (12,835,313)             ---              ---
Other (income) expense - net                5,469,020       (2,640,156)        (256,021)

     INCOME BEFORE INTEREST AND TAXES       1,803,486       21,792,989       19,771,953

Interest expense                           13,748,211       12,772,630       10,824,344

    INCOME (LOSS) BEFORE INCOME TAXES     (11,944,725)       9,020,359        8,947,609


Income tax provision (benefit)             (8,718,000)       4,336,000        3,480,188


                    NET INCOME (LOSS)    $ (3,226,725)    $  4,684,359     $  5,467,421



Net income (loss) per common
  and common equivalent share            $       (.24)    $        .41     $        .62

























See notes to consolidated financial statements.
                                     DIXIE YARNS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            Year Ended
                                               December 31,  December 25,  December 26,
                                                  1994          1993          1992
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                            $(3,226,725)  $ 4,684,359   $  5,467,421
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities
      Depreciation and amortization             35,198,522    31,221,998     25,041,941
      Provision (benefit) for deferred
        income taxes                            (7,410,000)    3,768,000      2,023,188
      Equity in earnings of affiliate                  ---      (353,000)      (586,000)
      (Gain) loss on property, plant
        and equipment disposals and
        valuation adjustments                   10,935,754    (1,994,510)    (1,371,960)
      Life insurance gain                      (12,835,313)          ---            ---
  Changes in operating assets and liabilities,
    net of effects of business combinations:
      Accounts receivable (includes
        $45 million sold in 1993)               (3,532,109)   43,839,084     (2,050,734)
      Inventories                               (2,788,075)    1,452,857      7,712,869
      Other current assets                       1,169,840    (2,614,774)       295,393
      Other assets                                (546,574)   (1,887,097)       452,274
      Accounts payable and accrued expenses      1,698,502   (18,859,652)     5,385,942
      Other liabilities                           (278,357)      923,090       (262,485)

NET CASH PROVIDED BY OPERATING ACTIVITIES       18,385,465    60,180,355     42,107,849

CASH FLOWS FROM INVESTING ACTIVITIES
  Life insurance proceeds                       16,761,099           ---            ---
  Net proceeds from sales and
    insurance recovery of property,
    plant and equipment                          2,445,174    14,582,419      1,755,516
  Purchase of property, plant and equipment
    (includes $3.1 million in 1994 and
    $12.1 million in 1993 for
    casualty damages)                          (35,791,803)  (50,885,812)   (26,324,316)
  Equity investment in Carriage
    Industries, Inc.                                   ---           ---    (27,350,050)
  Cash payments in connection with business
    combinations, net of cash acquired            (230,179)   (3,999,546)           ---

NET CASH USED IN INVESTING ACTIVITIES          (16,815,709)  (40,302,939)   (51,918,850)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in credit
   line borrowings                                (635,389)   16,500,000     10,700,000
  Debt assumed in acquisitions and retired             ---   (32,327,167)           ---
  Capital stock acquired                          (191,476)     (339,268)      (229,636)
  Dividends paid                                (2,449,637)   (2,223,385)    (1,745,573)
  Other                                           (436,327)    1,133,878        175,516

NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                          (3,712,829)  (17,255,942)     8,900,307
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                              (2,143,073)    2,621,474       (910,694)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                        4,047,459     1,425,985       2,336,679
CASH AND CASH EQUIVALENTS AT END OF YEAR       $ 1,904,386   $ 4,047,459     $ 1,425,985

See notes to consolidated financial statements.


                                                      DIXIE YARNS, INC.
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                           Class B      Additional                      Pension         Common
                                              Common       Common         Paid-In       Retained       Liability       Stock In
                                               Stock        Stock         Capital       Earnings       Adjustment      Treasury
BALANCE AT DECEMBER 28, 1991                $33,962,094   $2,205,684   $107,143,958   $54,120,012                   $(54,741,250)
Common Stock acquired and
  retired - 7,876 shares                        (23,628)                    (82,285)
Common Stock acquired for
  treasury - 9,900 shares                                                                                               (123,723)
Common Stock sold under stock
  option and Employees' Stock
  Purchase Plan - 29,600 shares                  88,800                      87,816
Net income for the year                                                                 5,467,421
Dividends declared - Common Stock and
  Class B Common Stock $.20 per share                                                  (1,745,573)
BALANCE AT DECEMBER 26, 1992                 34,027,266    2,205,684    107,149,489    57,841,860                    (54,864,973)
Common Stock acquired and
  retired - 8,582 shares                        (25,746)                    (92,635)
Common Stock acquired for
  treasury - 15,716 shares                                                                                              (220,887)
Common Stock sold under stock
  option and Employees' Stock
  Purchase Plan - 45,499 shares                 136,497                     174,481
Common Stock issued in connection
  with Carriage Industries, Inc.
  acquisition - 2,472,894 shares              7,418,682                  23,754,688
Options issued in connection with
  Carriage Industries, Inc. acquisition                                     698,031
Net income for the year                                                                 4,684,359
Minimum pension liability adjustment                                                                  (4,981,943)
Dividends declared - Common Stock and
  Class B Common Stock $.20 per share                                                  (2,223,385)
BALANCE AT DECEMBER 25, 1993                 41,556,699    2,205,684    131,684,054    60,302,834     (4,981,943)    (55,085,860)
Common Stock acquired for
   treasury - 19,344 shares                                                                                             (191,476)
Common Stock sold under stock
  option and Employees' Stock
  Purchase Plan -  5,409 shares                  16,227                      25,525
Net (loss) for the year                                                                (3,226,725)
Minimum pension liability adjustment                                                                     652,378
Dividends declared - Common Stock and
  Class B Common Stock $.20 per share                                                  (2,449,637)
BALANCE AT DECEMBER 31, 1994                $41,572,926   $2,205,684   $131,709,579   $54,626,472    $(4,329,565)   $(55,277,336)

See notes to consolidated financial statements.


                               DIXIE YARNS, INC.
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Dixie Yarns, Inc. and its wholly-owned subsidiaries (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents: Highly liquid investments with original maturities of three months or less when purchased are reported as cash equivalents.

Credit and Market Risk: The Company sells products to a wide variety of manufacturers and retailers located primarily throughout the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. An allowance for doubtful accounts is maintained at a level which management believes is sufficient to cover potential credit losses including potential losses on receivables sold (see Note C). The Company invests its excess cash in short-term investments and has not experienced any losses on those investments.

Inventories: Substantially all inventories are stated at cost determined by the last-in, first-out (LIFO) method, which is less than market.

Inventories are summarized as follows:

                                                  1994             1993
At current cost:
  Raw materials                              $ 28,458,113     $ 25,274,771
  Work-in-process                              28,091,398       24,602,923
  Finished goods                               64,400,494       62,664,139
  Supplies, repair parts and other              7,857,904        9,792,498
                                              128,807,909      122,334,331
Excess of current cost over LIFO value        (18,843,500)     (16,524,443)
                                             $109,964,409     $105,809,888

The reduction of certain inventory quantities resulted in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years. The effect of these reductions was to decrease the net loss for 1994 and increase net income for 1993 and 1992 by approximately $670,000 ($.05 per share), $350,000 ($.03 per share) and $506,000 ($.06 per share), respectively.

Property, Plant and Equipment: Provision for depreciation and amortization of property, plant and equipment has been computed using the straight-line method for financial reporting purposes and in accordance with the applicable statutory recovery methods for tax purposes. Depreciation and amortization of property, plant and equipment for financial reporting purposes totaled $32,679,344 in 1994, $29,245,367 in 1993 and $23,712,953
in 1992. Property, plant and equipment is stated on the basis of cost. However, when events occur that change the extent or manner in which long-lived assets are used, such as a restructuring of the Company's operations, evidence of physical defects, or technological obsolescence, such impaired assets are written down to their estimated fair market value. If such assets are permanently taken out of service, they are no longer depreciated.
Intangible Assets: The excess of the purchase price over the fair market value of identifiable net assets acquired in business combinations is recorded as goodwill and is amortized using the straight-line method over 40 years. The carrying value of goodwill will be reviewed if facts and circumstances suggest that it may be impaired. Impairment will be measured, and goodwill reduced, for any deficiency of estimated undiscounted cash flows during the amortization period related to the business acquired.

Earnings per Share: Primary earnings per common and common equivalent share is computed using the weighted average number of shares of Common Stock outstanding and includes the effects of the assumed conversion of Class B Common Stock and the potentially dilutive effects of the exercise of stock options and the put option. Fully-diluted earnings per share reflect the maximum potential dilution of per share earnings which would have occurred assuming, if dilutive, the exercise of stock options, the put option, and the conversion of the subordinated debentures. These computations were anti-dilutive for 1994 and the additional dilution was less than 3% for 1993 and 1992.

Revenue Recognition: The Company recognizes revenue at the time title to the goods passes to the customer.

NOTE B - BUSINESS COMBINATIONS

On September 4, 1992, the Company acquired approximately 46% of the outstanding shares of Carriage Industries, Inc. ("Carriage") for $27,400,446 cash ($13.25 per share plus expenses) and on March 12, 1993 acquired the remaining shares of Carriage. The Company issued 2,472,884 shares of its Common Stock, options to purchase 83,044 shares of its Common Stock, and approximately $661,000 cash in exchange for the remaining shares and options for shares of Carriage. The acquisition was accounted for as a purchase effective March 12, 1993, and accordingly, the results of operations and accounts of Carriage subsequent to March 12, 1993 are included in the Company's consolidated financial statements. The total purchase price of $63,685,083 (the Company's initial cash investment in Carriage, expenses of the acquisition, and the estimated fair value of the Company's Common Stock and options exchanged) was allocated to the net tangible assets of Carriage based on the estimated fair market values of the assets acquired. As required by the purchase method of accounting, the excess amount of the purchase price over the estimated fair market value of Carriage's net tangible assets was recorded as an intangible asset and is being amortized using the straight-line method over 40 years.

On July 9, 1993, the Company acquired the operating assets and liabilities of Masland Carpets, Inc. ("Masland") in exchange for 1,029,446 shares of the Company's Common Stock, approximately $1,100,000 cash, and the assumption of $750,000 of debt. The Common Stock was issued subject to an agreement which provides certain registration rights respecting the Common Stock, as well as the right, after two years, to put the shares to the Company at a price of $18.06 per share (reduced by dividends paid). The acquisition was accounted for as a purchase effective July 9, 1993, and accordingly, the results of operations and accounts of Masland subsequent to July 9, 1993 are included in the Company's consolidated financial statements. The total purchase price of $19,622,192 (cash paid, expenses of the acquisition, and estimated fair value of the Company's Common Stock subject to put option issued) was allocated to the net tangible assets of Masland based on the estimated fair market values of the assets acquired. On June 20, 1994, the Company acquired certain assets and assumed certain liabilities of Patrick of California, Inc. ("Patrick"). The purchase price of $3,206,444 was allocated to the net tangible assets of Patrick based on the estimated fair market values of the assets acquired. As required by the purchase method of accounting, the excess amount of the purchase price over the estimated fair market value of Patrick's net tangible assets was recorded as an intangible asset and is being amortized using the straight-line method over 40 years.

A summary of net assets acquired is as follows:

                            Carriage           Masland           Patrick

Current assets             $49,865,747       $16,316,797        $3,352,752
Property, plant and
  equipment                 53,440,710        11,748,152           524,088
Other assets                 4,618,971            76,181           445,706
Current liabilities        (26,802,995)       (7,072,437)       (2,741,417)
Long-term debt             (27,222,687)         (450,000)              ---
Other liabilities and
  deferred taxes           (12,326,472)       (1,553,215)       (1,039,134)
Intangible asset            21,699,203               ---         2,664,449

     Net Assets Acquired
       Excluding Cash       63,272,477        19,065,478         3,206,444
Cash                           412,606           556,714               ---
     Net Assets Acquired   $63,685,083       $19,622,192        $3,206,444

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions of Carriage, Masland and Patrick had occurred at the beginning of each period presented after giving effect to certain adjustments, including amortization of cost in excess of net tangible assets acquired, interest expense on debt to finance the acquisitions, and related income taxes. The pro forma results are presented for comparative purposes only and do not purport to be indicative of the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or of results which may occur in the future.

                                                     1994           1993

Net sales                                       $695,369,000   $656,302,000

Income (loss) from continuing operations          (3,252,000)     6,098,000
Net income (loss)                                 (3,252,000)     6,098,000

Per common and common equivalent share:
  Income (loss) from continuing operations              (.25)           .48
  Net income (loss)                                     (.25)           .48

Prior to March 12, 1993, the Company's investment in Carriage was accounted for using the equity method. Accordingly, net income for 1993 included the Company's proportionate share of Carriage's earnings of approximately $320,000 after taxes.




NOTE C - SALE OF ACCOUNTS RECEIVABLE

On October 15, 1993, the Company entered into a seven-year agreement to sell an undivided interest in a revolving pool of its trade accounts receivable. At December 31, 1994 and December 25, 1993, a $45,000,000 interest had been sold under this agreement and is reflected as a reduction of accounts receivable in the accompanying consolidated balance sheets. Fees of this program were fixed at 6.08% per annum on the amount of the interest sold plus administrative fees typical in such transactions. These costs, which were approximately $2,983,000 for 1994 and $574,000 for 1993, are included in other (income) expense - net.

NOTE D - ACCRUED EXPENSES

Accrued expenses include the following:

                                                   1994              1993
Compensation and benefits                     $ 13,712,006     $ 11,775,625
Interest expense                                 2,761,233        2,632,072

NOTE E - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:
                                                   1994              1993
Senior debt:
  Credit line borrowings                      $ 85,864,611     $ 86,500,000
  Other                                          1,743,621        1,596,700
                                                87,608,232       88,096,700
Less current portion                               583,599          446,829
                                                87,024,633       87,649,871
Subordinated notes                              50,000,000       50,000,000
Convertible subordinated debentures             44,782,000       44,782,000
                                              $181,806,633     $182,431,871

The Company's unsecured revolving credit and term-loan agreement was renewed for five years in March of 1995. The amended agreement provides for a revolving credit facility of up to $125,000,000 through the five-year commitment period and a $10,000,000 term-loan facility that may be utilized under certain circumstances. The terms of the agreement provide for the potential reduction in revolving credit availability by 50% of the net cash proceeds from certain significant asset sales. However, the revolving credit availability may not be reduced below $90,000,000. Interest rates available under the facility may be selected by the Company from a number of options which effectively allow for borrowings at rates equal to or lower than the greater of the lender's prime rate or the federal funds rate plus .50%. Commitment fees, ranging from .25% to .375% per annum on the revolving credit line and .20% to .30% per annum on the term-loan facility, are payable on the average daily unused balance of the credit facilities. At December 31, 1994, unused borrowing capacity under the revolving credit facility was approximately $39,135,000.

The Company's subordinated notes are unsecured, bear interest of 9.96% payable semiannually, and are due in semiannual installments of $2,381,000 beginning February 1, 2000.




The Company's convertible subordinated debentures bear interest of 7% payable semiannually, are due 2012, and are convertible by the holder into shares of Common Stock of the Company at an effective conversion price of $32.20 per share, subject to adjustment under certain circumstances. The debentures are redeemable at the Company's option through May 15, 1997, in whole or in part, at prices ranging from 102.8% to 100.7% of their principal amount. Subsequent to that date the debentures may be redeemed at 100% of their principal amount. Mandatory sinking fund payments commencing May 15, 1998 will retire $2,500,000 principal amount of the debentures annually and approximately 70% of the debentures prior to maturity. The convertible debentures are subordinated in right of payment to all other indebtedness of the Company.

The Company's long-term debt and credit arrangements contain financial covenants relating to minimum net worth, debt to capitalization, dividends and certain financial ratios. Under restrictions set forth in the Company's subordinated note agreement, future dividends may be paid only to the extent that 75% of cumulative income before extraordinary items for periods subsequent to December 31, 1994 exceeds $3,892,000.

Approximate maturities of long-term debt for each of the five years succeeding December 31, 1994 are $584,000 in 1995, $296,000 in 1996,
$142,000 in 1997, $2,643,000 in 1998, and $2,613,000 in 1999.

Interest payments in 1994, 1993, and 1992 were approximately $13,408,000, $12,662,000, and $11,077,000, respectively.

NOTE F - FAIR VALUE OF FINANCIAL INSTRUMENTS

All of the Company's financial instruments are held or issued for purposes other than trading. The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

                                     1994                      1993
                             Carrying      Fair       Carrying       Fair
                              Amount       Value       Amount        Value

Financial assets
  Cash and cash
    equivalents         $  1,904,386 $  1,904,386 $  4,047,459   $4,047,459

Financial liabilities
  Long-term debt
    (including current
     portion)            182,390,232  169,429,000  182,878,700  178,974,000

Common Stock, subject
  to put option           18,177,958   17,662,000   18,177,958   18,177,958

The carrying amounts of cash and cash equivalents approximate fair values due to the short-term maturity of these instruments. The fair values of the Company's long-term debt were estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements and quoted market rates for the Company's convertible debentures. The fair value of the Company's Common Stock, subject to put option, is based on current interest rates and future cash flows.

NOTE G - PENSION PLANS

The Company has defined benefit and defined contribution pension plans which cover essentially all associates. Benefits for associates participating in the defined benefit plans are based on years of service and compensation during the period of participation. Plan assets consist primarily of cash equivalents and publicly traded stocks and bonds. Participants in the Company's largest defined benefit plan became eligible to participate in a 401(k) defined contribution plan effective in 1994. All accrued benefits under the defined benefit plan were fully vested and frozen as of December 24, 1993, and a portion of the liability of the defined benefit plan was settled through lump sum payments to electing associates. Losses from settlements and the curtailment were $1,574,833, $768,680 and $358,626 during 1994, 1993 and 1992, respectively.

The Company's practice is to fund its defined benefit plans in accordance with minimum contribution requirements of the Employee Retirement Income Security Act of 1974. Costs of the defined contribution plans are based on several factors including each participant's compensation, the operating performance of the Company and matching Company contributions.

The net periodic pension costs included the following components:

                                     1994           1993           1992
Defined benefit plans:
  Service cost                   $    30,385    $ 1,315,353    $ 1,446,829
  Interest cost                    1,694,169      1,625,217      1,841,940
  Actual return on plan assets
    - (gain)/loss                    204,189     (1,326,794)    (1,227,989)
  Other components                   116,232        153,850     (1,056,697)
                                   2,044,975      1,767,626      1,004,083
Defined contribution plans         1,763,621        410,559            ---
  Net pension expense            $ 3,808,596    $ 2,178,185    $ 1,004,083

The following table sets forth the funded status of the Company's defined benefit retirement plans and related amounts included in the Company's consolidated balance sheets:

                                                    1994           1993
Actuarial present value of benefit obligations:
  Vested benefits                               $20,907,205    $24,092,792
  Nonvested benefits                                    498          1,336
Accumulated benefit obligations                 $20,907,703    $24,094,128

Plan assets at fair value                       $14,312,055    $16,138,289
Projected benefit obligation                    (20,907,703)   (24,094,128)
Projected benefit obligation in
  excess of plan assets                          (6,595,648)    (7,955,839)
Unrecognized net loss                             7,412,057      8,764,390
Remaining unrecognized net transition asset        (196,217)      (462,761)
Adjustment to recognize minimum liability        (7,215,840)    (8,301,629)
Pension related liability included in the
  consolidated balance sheets                   $(6,595,648)   $(7,955,839)

In accordance with the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," the Company has recorded an additional minimum liability representing the excess of the accumulated benefit obligation over the fair value of plan assets and accrued pension liability. This additional liability, net of the related income tax benefit, reduced stockholders' equity by $4,329,565 at December 31, 1994 and $4,981,943 at December 25, 1993.

The weighted average discount rate used in determining the projected benefit obligation was 8.0% for 1994, 7.13% for 1993 and 8.5% for 1992. There was no increase in future compensation levels assumed after 1993 (due to the freezing of benefits), and a 4% rate of increase was used for 1992. The assumed long-term rate of return on plan assets was 8.5% for each year presented.

NOTE H - INCOME TAXES

In 1993, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," which requires the liability method of accounting for income taxes. The Company restated financial statements for periods subsequent to December 26, 1986 to reflect application of the new method. The effect of the change was to decrease income from continuing operations and net income for 1992 by approximately $200,000 ($.03 per share).

The provision (benefit) for income tax on income (loss) from continuing operations consist of the following:

                  1994                   1993                 1992
           Current     Deferred    Current  Deferred    Current   Deferred
Federal $(2,590,000) $(6,476,000) $ 21,000 $3,490,000 $1,209,000 $1,879,953
State     1,282,000     (934,000)  547,000    278,000    248,000    143,235
        $(1,308,000) $(7,410,000) $568,000 $3,768,000 $1,457,000 $2,023,188

Deferred income taxes reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax bases of those assets and liabilities. Significant components of the Company's deferred tax liabilities and assets are as follows:

Deferred Tax Liabilities                       1994              1993
  Property, plant and equipment            $50,047,000       $52,792,000
  Inventories                                5,690,000         8,634,000
  Intangible assets                          1,026,000               ---
  Other                                      1,474,000           404,000
    Total deferred tax liabilities          58,237,000        61,830,000

Deferred Tax Assets
  Post-retirement benefits                 $ 3,875,000       $ 4,073,000
  Other employee benefits                    3,707,000         3,925,000
  Alternative minimum tax                    4,528,000         3,361,000
  Allowances for bad debts,
    claims and discounts                     2,699,000         2,727,000
  Restructuring                                    ---           730,000
  Net operating loss carryforward            2,510,000               ---
  Other                                      2,620,000         1,737,000
  Valuation reserve                                ---               ---
    Total deferred tax assets               19,939,000        16,553,000

Net deferred tax liabilities               $38,298,000       $45,277,000

The net operating loss carryforward of approximately $7,383,000 can be utilized to offset future Federal taxable income through the year 2009. Differences between the provision (benefit) for income taxes and the amount computed by applying the statutory Federal income tax rate to income (loss) from continuing operations are reconciled as follows:

                                    1994           1993           1992
Statutory rate applied to
  income (loss) from
  continuing operations         $(4,181,000)    $3,157,000     $ 3,042,000
Plus state income taxes net of
  Federal tax provision (benefit)   226,000        536,000         258,000
                                 (3,955,000)     3,693,000       3,300,000

Increase(decrease) attributable to:

  Nondeductible amortization
    of intangible assets            634,000        559,000         423,000
  Investment income accounted
    for on equity method                ---        (96,000)       (153,000)
  Nondeductible portion of
    travel and entertainment        268,000         97,000          63,000
  Nontaxable life insurance
    gain                         (4,492,000)           ---             ---
  Capital loss carryback benefit (1,200,000)           ---             ---
  Effect of federal tax
    rate increase on deferred
    income taxes                        ---        500,000             ---
  Other items                        27,000       (417,000)       (152,812)
                                 (4,763,000)       643,000         180,188

Total tax provision (benefit)   $(8,718,000)    $4,336,000     $ 3,480,188

Income tax payments, net of tax refunds received, in 1994, 1993 and 1992 were approximately $2,645,000, $2,079,000, and $1,024,000, respectively.

NOTE I - CAPITAL STOCK

Holders of Class B Common Stock have the right to twenty votes per share on matters that are submitted to Shareholders for approval and to dividends in an amount not greater than dividends declared and paid on Common Stock. Class B Common Stock is restricted as to transferability and may be converted into Common Stock on a one share for one share basis. The Company's Charter authorizes 200,000,000 shares of Class C Common Stock, $3 par value per share, and 16,000,000 shares of Preferred Stock. No shares of Class C Common Stock or Preferred Stock have been issued.

NOTE J - STOCK PLANS

The Company's 1990 Incentive Stock Plan reserves 770,000 shares of Common Stock for sale or award to key associates under stock options, stock appreciation rights, restricted stock performance grants, or other awards. Outstanding options are exercisable at a cumulative rate of 25% to 33 1/3% per year after the second year from the date the options are granted. Options outstanding were granted at prices at or above market price on the date of grant and include grants under the 1983 Incentive Stock Plan, under which no further options may be granted. At December 31, 1994, options to purchase 182,000 shares were exercisable under these plans.

A summary of the option activity under the 1990 and 1983 Incentive Stock Plans is as follows:

                                                 Number of     Option Price
                                                   Shares       Per Share
Outstanding at December 28, 1991                  382,624   $ 4.58 - $33.83
  Granted                                         254,000    10.75 -  11.00
  Exercised                                       (27,800)    4.58 -   5.83
  Cancelled                                       (68,412)   10.75 -  33.83
Outstanding at December 26, 1992                  540,412     5.83 -  30.75
  Granted                                         197,000    12.50 -  15.25
  Exercised                                       (22,100)        5.83
  Cancelled                                       (87,400)   10.75 -  30.75
Outstanding at December 25, 1993                  627,912    10.75 -  30.75
  Granted                                          10,000        10.25
  Cancelled                                       (90,412)   10.75 -  30.75
Outstanding at December 31, 1994                  547,500   $10.25 - $19.50

The Company also has a stock purchase plan which authorizes 108,000 shares of Common Stock for purchase by supervisory associates at the market price prevailing at the time of purchase. At December 31, 1994, 64,740 shares remained available for issue. Shares sold under this plan are held in escrow until paid for and are subject to repurchase agreements which give the Company the right of first refusal at the prevailing market price. Numbers of shares sold under the plan were 3,880 in 1994, 12,700 in 1993 and 1,800 in 1992.

In 1993, the Company issued options for the purchase of 83,044 shares of Common Stock, which were immediately exercisable at prices ranging from $3.19 - $5.27 per share, in connection with the acquisition of Carriage. During 1993, options for 10,699 shares were exercised at prices ranging from $3.43 - $4.29 per share, and during 1994, options for 1,529 shares were exercised at prices ranging from $4.29 - $5.03 per share. At December 31, 1994, options for 70,816 shares at prices ranging from $3.19 - $5.27 per share remain exercisable.

NOTE K - ASSET VALUATION LOSSES

The asset valuation losses in 1994 of $10,397,136 ($6,446,136 after taxes) relate to idle facilities and machinery and equipment permanently taken out of service during the year.

NOTE L - LIFE INSURANCE GAIN

The Company recorded a nontaxable gain of $12,835,313 in the fourth quarter of 1994 from the receipt of insurance proceeds on the life of the former Chairman of Carriage Industries, Inc.

NOTE M - CASUALTY DAMAGE

During 1993 and 1994, a number of the Company's manufacturing facilities were damaged or destroyed by weather-related casualties and a fire. By the end of 1994, all of the damaged facilities were either replaced, repaired or their production capacities consolidated into other manufacturing facilities, and all costs associated with the casualties had been recorded. Each damaged facility was covered by insurance. The majority of the casualty insurance claims have been settled or partially settled, and insurance proceeds received by the Company through December 31, 1994 amounted to $43,568,487. Insurance benefits recognized by the Company amounted to $33,500,000 in 1993 and $10,068,487 in 1994. Casualty
insurance benefits exceeded the book values of the destroyed assets and the cost to repair damaged assets by $13,400,000 in 1993 and $8,210,000 in 1994, and are reflected in the financial statements as reductions to cost of sales of $11,600,000 and $7,941,000 in 1993 and 1994, respectively, to offset additional expenses incurred as a result of the casualties and as other income of $1,800,000 in 1993 and $269,000 in 1994. Additional insurance claims, primarily related to business interruptions, are expected to be settled in 1995.

NOTE N - COMMITMENTS

The Company had outstanding commitments for purchases of machinery and equipment and expenditures for construction of buildings of approximately $17,159,000 at December 31, 1994.

NOTE O - INDUSTRY SEGMENT INFORMATION

The Company operates in two industry segments: textile products and floorcovering. Textile products include yarns, industrial sewing threads and knit fabrics. Floorcovering includes carpet for manufactured housing, recreational vehicles, high-end residential and commercial markets, rugs and yarns.

(dollar amounts in thousands)
                            Net Sales            Operating Profit(Loss)(1)
                      1994     1993     1992       1994     1993    1992
Business Segments
  Textile products  $332,482 $332,059 $347,802   $(33,039) $ 1,629 $15,352
  Floorcovering      359,635  263,899  123,107     28,117   24,424   7,913
  Intersegment
    elimination       (3,583)  (1,357)  (1,077)       ---      ---     ---
      Total         $688,534 $594,601 $469,832     (4,922)  26,053  23,265
Interest expense                                   13,748   12,773  10,824
Corporate expenses                                  5,915    5,159   5,600
Life insurance gain                               (12,835)     ---     ---
Other (income) expense - net                          195     (899) (2,107)
  Income (loss) before income
    taxes                                        $(11,945) $ 9,020 $ 8,948




                           Identifiable                  Capital
                        Assets at Year End             Expenditures
                      1994     1993     1992       1994     1993    1992
Business Segments
  Textile products  $265,932 $306,076 $310,594    $ 9,673  $27,504 $24,072
  Floorcovering      205,444  181,663   73,973     21,912   10,316   1,854
Corporate             16,944    8,840   12,513      1,089    1,005     398
      Total         $488,320 $496,579 $397,080    $32,674  $38,825 $26,324






                                                        Depreciation
                                                      and Amortization
                                                   1994     1993    1992
Business Segments
  Textile products                                $22,188  $20,531 $19,851
  Floorcovering                                    11,624    8,051   3,189
Corporate                                             765      663     673
      Total                                       $34,577  $29,245 $23,713


(1) Net (gains) losses included in operating profit (loss) on a segment basis but classified in "other (income) expense - net" in the Company's Consolidated Statements of Income (Loss) are as follows: 1994 - $5,274; 1993 - ($1,741); 1992 - $1,851. Operating profit (loss) on a segment basis for 1994 includes (income) expense related to casualty insurance (gains) losses and asset valuation losses which were recognized as follows: Textile products - $14,143;
    Floorcovering - $(4,015).



                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                            DIXIE YARNS, INC. AND SUBSIDIARIES


            COL. A                 COL. B                     COL. C                COL. D              COL. E
                                                            ADDITIONS
                                                     (1)                (2)
        DESCRIPTION              Balance at      Charged to         Charged to     Deductions-        Balance at
                                Beginning of     Costs and         Other Accounts   Describe        End of Period
                                   Period         Expenses           -Describe
Year ended December 31, 1994:
  Reserves deducted from asset
    accounts:
      Allowance for doubtful
        accounts                  $3,900,000     $  829,049         $  605,249 (1)  $1,717,298 (2)    $ 3,617,000
      Provision to reduce
        inventories to net
        realizable value           7,336,929      1,801,971 (3)        913,025 (1)         -0-         10,051,925

Year ended December 25, 1993:
  Reserves deducted from asset
    accounts:
      Allowance for doubtful
        accounts                  $4,200,000     $      -0-         $1,494,483 (1)  $1,794,483 (2)     $3,900,000
      Provision to reduce
        inventories to net
        realizable value           4,230,000            -0-          5,410,780 (1)   2,303,851 (3)      7,336,929

Year ended December 26, 1992:
  Reserves deducted from asset
    accounts:
      Allowance for doubtful
        accounts                  $4,086,000     $  422,488         $     -0-       $  308,488 (2)     $4,200,000
      Provision to reduce
        inventories to net
        realizable value           5,976,000            -0-               -0-        1,746,000 (3)      4,230,000


(1) Increase in reserves in connection with business combinations.  See Note (B) to the Consolidated Financial Statements.

(2) Uncollectible accounts written off, net of recoveries, and for 1993, reductions credited to costs and expenses.

(3) Provision for current items net of reductions for previous items.


                       ANNUAL REPORT ON FORM 10-K

                                ITEM 14 (c)

                                EXHIBITS

                      YEAR ENDED DECEMBER 31, 1994

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

 (4e)     First Amendment to Revolving   Incorporated by reference to
          Credit Loan Agreement dated    Exhibit (4e) to Dixie's Annual
          as of August 19, 1992 by and   Report on form 10-K for the
          among Ti-Caro, Inc., T-C       year ended December 26, 1992.*
          Threads, Inc. and Trust
          Company Bank, individually
          and as agent, NCNB National
          Bank, and Chemical Bank.

 (4f)     First Amendment, dated         Incorporated by reference to
          August 25, 1993 to Second      Exhibit (4f) to Dixie's Annual
          Amended and Restated           Report on form 10-K for the year
          Revolving Credit and Term      ended December 25, 1993.*
          Loan Agreement dated
          January 31, 1992, by and among
          Dixie Yarns, Inc. and Trust
          Company Bank, NationsBank of
          North Carolina, N.A. and
          Chemical Bank.

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

 (11)     Statement re: Computation      Filed herewith.
          of Earnings Per Share.

 (21)     Subsidiaries of the            Filed herewith.
          Registrant.

 (23)     Consent of Ernst & Young LLP.  Filed herewith.
































*Commission File No. 0-2585