Form 10-Q
period 1995-04-01
DIXIE YARNS INC
filed 1995-05-16
CIK 29332

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549



Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended  April 1, 1995

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

     Class                         Outstanding as of May 1, 1995

Common Stock, $3 Par Value                   11,507,767 shares (1)
Class B Common Stock, $3 Par Value              735,228 shares
Class C Common Stock, $3 Par Value                    0 shares

(1) The shares outstanding include 1,029,446 shares subject to put option issued pursuant to the acquisition of the assets of Masland Carpets, Inc. on July 9, 1993.


                            DIXIE YARNS, INC                              2

                                INDEX


Part I. Financial Information:                            Page No.

Consolidated Condensed Balance Sheets --
  April 1, 1995 and December 31, 1994                          3

Consolidated Statements of Income (Loss) --
  Three Months Ended April 1, 1995
  and April 2, 1994                                            5

Consolidated Condensed Statements of Cash Flows --
  Three Months Ended April 1, 1995
  and April 2, 1994                                            6

Notes to Consolidated Condensed Financial Statements           8

Management's Discussion and Analysis of Results of
  Operations and Financial Condition                          10

Part II.  Other Information:

Item 6 - Exhibits and Reports on Form 8-K                     12



PART I - ITEM 1                                                           3

FINANCIAL INFORMATION


                               DIXIE YARNS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                  April 1,    December 31,
                                                   1995           1994
                                               ____________   ____________
                                              (dollar amounts in thousands)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                    $      2,088   $      1,904
  Accounts receivable (less allowance for
    doubtful accounts of $3,601 in 1995
    and $3,617 in 1994)                              36,883         28,918
  Inventories                                       117,589        109,964
  Other                                               8,774         11,939
                                               ____________   ____________

                      TOTAL CURRENT ASSETS          165,334        152,725

PROPERTY, PLANT AND EQUIPMENT                       493,234        480,920
  Less accumulated amortization and
    depreciation                                    224,250        215,406
                                               ____________   ____________

         NET PROPERTY, PLANT AND EQUIPMENT          268,984        265,514

INTANGIBLE ASSETS (less accumulated
  amortization of $11,155 in 1995
    and $10,659 in 1994)                             63,124         63,620

OTHER ASSETS                                          6,508          6,461
                                               ____________   ____________

                              TOTAL ASSETS     $    503,950   $    488,320
                                               ____________   ____________
                                               ____________   ____________














See Notes to Consolidated Condensed Financial Statements.


                          DIXIE YARNS, INC.                               4
                CONSOLIDATED CONDENSED BALANCE SHEETS
                           (UNAUDITED)

                                                April 1,      December 31,
                                                  1995            1994
                                              ____________    ___________
                                             (dollar amounts in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                            $     41,221   $     33,055
  Accrued expenses                                  27,989         30,148
  Current portion of long-term debt                    506            584
                                              ____________   ____________

                 TOTAL CURRENT LIABILITIES          69,716         63,787

LONG-TERM DEBT
  Senior indebtedness                               95,292         87,025
  Subordinated notes                                50,000         50,000
  Convertible subordinated debentures               44,782         44,782
                                              ____________   ____________

                      TOTAL LONG-TERM DEBT         190,074        181,807

OTHER LIABILITIES                                   11,933         11,676

DEFERRED INCOME TAXES                               42,680         42,364

COMMON STOCK, SUBJECT TO PUT OPTION -
   1,029,446 shares in 1995 and 1994                18,178         18,178

STOCKHOLDERS' EQUITY
  Common Stock - issued and outstanding,
    including shares in treasury,
    13,857,642 shares in 1995 and 1994              41,573         41,573
  Class B Common Stock - issued and
    outstanding, 735,228 shares in 1995
    and 1994                                         2,206          2,206
  Additional paid-in capital                       131,710        131,710
  Retained earnings                                 55,509         54,626
  Minimum pension liability adjustment              (4,330)        (4,330)
                                              ____________   ____________

                                                   226,668        225,785
  Less Common Stock in treasury at cost -
    3,379,090 shares in 1995 and
    3,375,990 shares in 1994                        55,299         55,277
                                              ____________   ____________

                TOTAL STOCKHOLDERS' EQUITY         171,369        170,508
                                              ____________   ____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $    503,950   $    488,320
                                              ____________   ____________
                                              ____________   ____________

See Notes to Consolidated Condensed Financial Statements.


                                 DIXIE YARNS, INC.                        5
                     CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                    (UNAUDITED)

                                                 Three Months Ended
                                          _________________________________

                                             April 1,          April 2,
                                               1995              1994
                                          ______________     ______________
                                            (dollar amounts in thousands,
                                                except per share data)

Net sales                                  $    181,646       $    163,391

Cost of sales                                   153,094            145,228
                                           ____________       ____________

                             GROSS PROFIT        28,552             18,163

Selling, general and
  administrative expenses                        21,802             20,513

Other income (expense) - net                       (953)            (1,167)
                                           ____________       ____________

  INCOME (LOSS) BEFORE INTEREST AND TAXES         5,797             (3,517)

Interest expense                                  3,926              3,220
                                           ____________       ____________

        INCOME (LOSS) BEFORE INCOME TAXES         1,871             (6,737)

Income tax provision (benefit)                      988             (2,395)
                                           ____________       ____________

                        NET INCOME (LOSS)  $        883       $     (4,342)
                                           ____________       ____________
                                           ____________       ____________

Per common and common
  equivalent share:

  Net income (loss)                        $       0.06       $      (0.33)


Cash dividends declared:

  Common stock                             $       0.00       $       0.05

  Class B common stock                     $       0.00       $       0.05






See Notes to Consolidated Condensed Financial Statements.


                          DIXIE YARNS, INC.                               6
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                 Three Months Ended
                                             ___________________________

                                                April 1,      April 2,
                                                  1995          1994
                                             ____________   ____________
                                            (dollar amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES

    Net income (loss)                        $        883   $     (4,342)
    Depreciation and amortization                   9,480          9,326
    Provision for deferred
      income taxes                                    313            388
                                             ____________   ____________

                                                   10,676          5,372
    Changes in operating assets and
      liabilities                                  (6,337)        (6,990)
                                             ____________   ____________


NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                            4,339         (1,618)




CASH FLOWS FROM INVESTING ACTIVITIES

    Net proceeds from sale of
      property, plant and equipment                   318            -0-
    Purchase of property, plant and
      equipment                                   (12,642)       (11,037)
                                             ____________   ____________

NET CASH USED IN INVESTING ACTIVITIES             (12,324)       (11,037)













See Notes to Consolidated Condensed Financial Statements.


                          DIXIE YARNS, INC.                               7
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            - CONTINUED
                            (UNAUDITED)

                                                Three Months Ended
                                             ___________________________

                                               April 1,       April 2,
                                                 1995           1994
                                             ____________   ____________
                                            (dollar amounts in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES

    Net increase in credit
      line borrowings                               8,299         11,700
    Dividends paid                                    -0-           (613)
    Capital stock acquired                            (21)           (35)
    Other                                            (109)           (78)
                                             ____________   ____________
NET CASH PROVIDED BY
    FINANCING ACTIVITIES                            8,169         10,974




INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                        184         (1,681)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                        1,904          4,047
                                             ____________   ____________

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                 $      2,088   $      2,366
                                             ____________   ____________
                                             ____________   ____________




SUPPLEMENTAL CASH FLOW INFORMATION

      Interest paid                          $      4,177   $      3,316
                                             ____________   ____________
                                             ____________   ____________

      Income taxes paid, net of
       refunds received                      $     (2,315)  $        992
                                             ____________   ____________
                                             ____________   ____________





See Notes to Consolidated Condensed Financial Statements.


                          DIXIE YARNS, INC.                               8
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements which do not include all of the information and footnotes required in annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 1, 1995 are not necessarily indicative of the results that may be expected for the entire year.

NOTE B - RECLASSIFICATIONS

Net sales, selling, general and administrative expenses and corporate expenses for 1994 have been reclassified to conform with the 1995 presentation.

NOTE C - INVENTORIES

Inventories are summarized as follows:

                                            April 1,      December 31,
                                             1995             1994
                                          ____________    ____________
                                          (dollar amounts in thousands)
      At current cost
       Raw materials                      $     30,204    $     28,458
       Work-in-process                          28,911          28,091
       Finished goods                           70,571          64,401
       Supplies, repair parts
         and other                               8,100           7,858
                                          ____________    ____________

                                               137,786         128,808
      Excess of current cost
       over LIFO value                         (20,197)        (18,844)
                                          ____________    ____________

                                          $    117,589    $    109,964
                                          ____________    ____________
                                          ____________    ____________












NOTE D - DEBT AND CREDIT ARRANGEMENTS                                     9

The Company's revolving credit facility, which was renewed in the first quarter of 1995, provides for aggregate borrowings of up to $125.0 million in addition to the availability of a $10.0 million term-loan facility which may be utilized to fund the stock repurchase (see Note E.) At April 1, 1995, the available combined unused borrowing capacity under the revolving credit and term-loan facilities was approximately $40.8 million.

NOTE E - COMMON STOCK, SUBJECT TO PUT OPTION

The holder of 1,029,446 shares of common stock issued in connection with the Company's 1993 acquisition of Masland Carpets, Inc. has exercised its option to put the shares to the Company for $18.3 million, effective July 10, 1995.


PART I - ITEM 2                                                          10

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is presented to update the discussion of results of operations and financial condition included in the Company's 1993 Annual Report.

RESULTS OF OPERATIONS

Net sales for the quarter ended April 1, 1995, increased 11.2% to $181.6 million from sales of $163.4 million for the first quarter of 1994. Net income was $.9 million, or $.06 per share, in the first quarter of 1995 compared to a net loss of $4.3 million, or $.33 per share, for the comparable period in 1994.

Selling, general and administrative expenses improved to 12.0% of sales in the first quarter of 1995 from 12.6% of sales in the first quarter of 1994, although total dollars increased by $1.3 million in the comparative periods primarily as a result of the inclusion of the operations of Patrick Carpet Mills, Inc. subsequent to its acquisition on June 20, 1994.

The following table sets forth selected operating data (in millions of dollars) related to the two business segments of the Company. Operating profit or loss for each segment excludes general corporate overhead, certain items classified as other income (expense), interest expense, and income taxes.
                                                  Quarter Ended
                                              April 1,      April 2,
                                                1995          1994
Sales - Textile products                       $ 88.4        $ 81.5
      - Floorcovering                            94.2          82.6
      - Intersegment elimination                 (1.0)        (0.7)
          Total sales                          $181.6        $163.4

Operating profit/(loss)
      - Textile products                       $  0.8        $ (7.1)
      - Floorcovering                             6.5           4.8
          Total operating profit/(loss)        $  7.3        $ (2.3)

Textile operating profits for the first quarter of 1995 were $.8 million, an improvement of $7.9 million from the corresponding period in 1994 on an increase in sales of $6.9 million, or 8.4%. Although cotton and other raw material costs increased in 1995 compared to 1994, the significant improvement was due to higher margins resulting from manufacturing and administrative cost reductions and higher selling prices on increased demand.

Operating profits in the Company's floorcovering business increased $1.7 million in the first quarter of 1995 compared to 1994 and was primarily attributable to an increase in sales of $11.6 million, or 14.1% and an increase in margins as a result of lower manufacturing costs.

Although signs of reduced demand are being seen in certain markets, the Company expects sales in 1995 to remain ahead of the 1994 levels and profits to further improve as the year progresses.

                                                                         11

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended April 1, 1995, the Company increased borrowings under its revolving credit and term-loan agreement by $8.3 million. These funds were supplemented by $4.3 million generated by operating activities and were used to support its operations and fund expenditures for property, plant and equipment.

Although purchases of property, plant and equipment for fiscal 1995 are expected to be below annual non-cash charges for depreciation and amortization, the first quarter of 1995 had a higher proportional share of the anticipated annual spending level for such expenditures.

The holder of 1,029,446 shares of common stock issued in connection with the Company's 1993 acquisition of Masland Carpets, Inc. has exercised its option to put the shares to the Company for $18.3 million, effective July 10, 1995.

During the first quarter of 1995, the Company's revolving credit and term-loan agreement was renewed for another five years. The agreement provides for revolving credit of up to $125.0 million and additional availability of a $10.0 million term-loan to be utilized in funding the stock repurchase. At April 1, 1995, the available combined unused borrowing capacity under the revolving credit and term-loan agreement was approximately $40.8 million.

The Company expects to fund operations, planned capital expenditures and the stock repurchase through its credit facilities and operating cash flows.



PART II. OTHER INFORMATION                                               12

Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

       (i)  Exhibits Incorporated by Reference

            None.

       (ii) Exhibits Filed with this Report

            Exhibit (4) listed below omits certain schedules and exhibits, which are listed therein on Page vii of the Table of Contents. The Registrant hereby undertakes to furnish a copy of any such omitted schedule or exhibit supplementally upon request of the Commission's Staff.

            (4) Third Amended and Restated Credit Agreement dated as of March 31, 1995.

            (11)   Statement re:  Computation of Earnings Per Share.

    (b) Reports on Form 8-K

        No reports on Form 8-K have been filed by the registrant during the three month period ended April 1, 1995.



                                                                         13


                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          DIXIE YARNS, INC.
                                     __________________________

                                            (Registrant)



         May 15, 1995
     ____________________

           (Date)



                                     /s/GLENN M. GRANDIN
                                     __________________________

                                     Glenn M. Grandin
                                     Senior Vice President and
                                     Chief Financial Officer




                         QUARTERLY REPORT ON FORM 10-Q                   14

                                 ITEM 6(a)

                                 EXHIBITS

                         QUARTER ENDED APRIL 1, 1995

                              DIXIE YARNS, INC.

                           CHATTANOOGA, TENNESSEE

                                Exhibit Index

EXHIBIT
  NO.  EXHIBIT DESCRIPTION           INCORPORATION BY REFERENCE

 (4)   Third Amended and             Filed herewith.
       Restated Credit
       Agreement dated
       as of March 31, 1995.

 (11)  Statement re: Computation     Filed herewith.
       of Earnings Per Share.