Form 10-Q
period 1995-07-01
DIXIE YARNS INC
filed 1995-08-15
CIK 29332

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549



Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended July 1, 1995

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

     Class                         Outstanding as of August 1, 1995

Common Stock, $3 Par Value                   10,464,119 shares
Class B Common Stock, $3 Par Value              735,228 shares
Class C Common Stock, $3 Par Value                    0 shares



                            DIXIE YARNS, INC                              2

                                INDEX


Part I. Financial Information:                            Page No.

Consolidated Condensed Balance Sheets --
  July 1, 1995 and December 31, 1994                           3

Consolidated Statements of Income --
  Three Months Ended July 1, 1995
  and July 2, 1994                                             5

Consolidated Statements of Income (Loss) --
  Six Months Ended July 1, 1995
  and July 2, 1994                                             6

Consolidated Condensed Statements of Cash Flows --
  Six Months Ended July 1, 1995
  and July 2, 1994                                             7

Notes to Consolidated Condensed Financial Statements           9

Management's Discussion and Analysis of Results of
  Operations and Financial Condition                          11

Part II.  Other Information:

Item 4 - Submission of Matters to a Vote of Security Holders  13

Item 6 - Exhibits and Reports on Form 8-K                     13



PART I - ITEM 1                                                           3

FINANCIAL INFORMATION


                               DIXIE YARNS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                  July 1,     December 31,
                                                   1995           1994
                                               ____________   ____________
                                              (dollar amounts in thousands)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                    $      1,543   $      1,904
  Accounts receivable (less allowance for
    doubtful accounts of $3,392 in 1995
    and $3,617 in 1994)                              36,401         28,918
  Inventories                                       114,236        109,964
  Other                                               9,024         11,939
                                               ____________   ____________

                      TOTAL CURRENT ASSETS          161,204        152,725

PROPERTY, PLANT AND EQUIPMENT                       498,439        480,920
  Less accumulated amortization and
    depreciation                                    232,971        215,406
                                               ____________   ____________

         NET PROPERTY, PLANT AND EQUIPMENT          265,468        265,514

INTANGIBLE ASSETS (less accumulated
  amortization of $11,643 in 1995
    and $10,659 in 1994)                             63,747         63,620

OTHER ASSETS                                          6,550          6,461
                                               ____________   ____________

                              TOTAL ASSETS     $    496,969   $    488,320
                                               ____________   ____________
                                               ____________   ____________














See Notes to Consolidated Condensed Financial Statements.


                          DIXIE YARNS, INC.                               4
                CONSOLIDATED CONDENSED BALANCE SHEETS
                           (UNAUDITED)

                                                 July 1,      December 31,
                                                  1995            1994
                                              ____________    ___________
                                             (dollar amounts in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                            $     31,429   $     33,055
  Accrued expenses                                  24,672         30,148
  Current portion of long-term debt                    439            584
                                              ____________   ____________

                 TOTAL CURRENT LIABILITIES          56,540         63,787

LONG-TERM DEBT
  Senior indebtedness                               99,758         87,025
  Subordinated notes                                50,000         50,000
  Convertible subordinated debentures               44,782         44,782
                                              ____________   ____________

                      TOTAL LONG-TERM DEBT         194,540        181,807

OTHER LIABILITIES                                   12,519         11,676

DEFERRED INCOME TAXES                               43,393         42,364

COMMON STOCK, SUBJECT TO PUT OPTION -
   1,029,446 shares in 1995 and 1994                18,178         18,178

STOCKHOLDERS' EQUITY
  Common Stock - issued and outstanding,
    including shares in treasury,
    13,857,642 shares in 1995 and 1994              41,573         41,573
  Class B Common Stock - issued and
    outstanding, 735,228 shares in 1995
    and 1994                                         2,206          2,206
  Additional paid-in capital                       131,710        131,710
  Retained earnings                                 55,940         54,626
  Minimum pension liability adjustment              (4,330)        (4,330)
                                              ____________   ____________

                                                   227,099        225,785
  Less Common Stock in treasury at cost -
    3,379,323 shares in 1995 and
    3,375,990 shares in 1994                        55,300         55,277
                                              ____________   ____________

                TOTAL STOCKHOLDERS' EQUITY         171,799        170,508
                                              ____________   ____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $    496,969   $    488,320
                                              ____________   ____________
                                              ____________   ____________

See Notes to Consolidated Condensed Financial Statements.


                                 DIXIE YARNS, INC.                        5
                        CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)

                                                 Three Months Ended
                                          _________________________________

                                              July 1,           July 2,
                                               1995              1994
                                          ______________     ______________
                                            (dollar amounts in thousands,
                                                except per share data)

Net sales                                  $    177,809       $    176,843

Cost of sales                                   151,637            150,759
                                           ____________       ____________

                             GROSS PROFIT        26,172             26,084

Selling, general and
  administrative expenses                        20,799             20,586

Other income (expense) - net                        (69)            (1,335)
                                           ____________       ____________

         INCOME BEFORE INTEREST AND TAXES         5,304              4,163

Interest expense                                  4,186              3,538
                                           ____________       ____________

               INCOME BEFORE INCOME TAXES         1,118                625

Income tax provision                                687                506
                                           ____________       ____________

                               NET INCOME  $        431       $        119
                                           ____________       ____________
                                           ____________       ____________

Per common and common
  equivalent share:

  Net income                               $       0.03       $       0.01


Cash dividends declared:

  Common stock                             $       0.00       $       0.05

  Class B common stock                     $       0.00       $       0.05






See Notes to Consolidated Condensed Financial Statements


                                 DIXIE YARNS, INC.                        6
                     CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                    (UNAUDITED)

                                                   Six Months Ended
                                          _________________________________

                                              July 1,           July 2,
                                               1995              1994
                                          ______________     ______________
                                            (dollar amounts in thousands,
                                                except per share data)

Net sales                                  $    359,455       $    340,234

Cost of sales                                   304,731            295,987
                                           ____________       ____________

                             GROSS PROFIT        54,724             44,247

Selling, general and
  administrative expenses                        42,601             41,099

Other income (expense) - net                     (1,022)            (2,502)
                                           ____________       ____________

         INCOME BEFORE INTEREST AND TAXES        11,101                646

Interest expense                                  8,112              6,759
                                           ____________       ____________

        INCOME (LOSS) BEFORE INCOME TAXES         2,989             (6,113)

Income tax provision (benefit)                    1,675             (1,889)
                                           ____________       ____________

                        NET INCOME (LOSS)  $      1,314       $     (4,224)
                                           ____________       ____________
                                           ____________       ____________

Per common and common
  equivalent share:

  Net income (loss)                        $       0.09       $      (0.32)


Cash dividends declared:

  Common stock                             $       0.00       $       0.10

  Class B common stock                     $       0.00       $       0.10






See Notes to Consolidated Condensed Financial Statements.


                          DIXIE YARNS, INC.                               7
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                   Six Months Ended
                                             ___________________________

                                                 July 1,       July 2,
                                                  1995          1994
                                             ____________   ____________
                                            (dollar amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES

    Net income (loss)                        $      1,314   $     (4,224)
    Depreciation and amortization                  18,804         18,472
    Provision for deferred
      income taxes                                    594            772
    Loss on property, plant and equipment             938             37
                                             ____________   ____________

                                                   21,650         15,057
    Changes in operating assets and
      liabilities, net of effects
      of business combination                     (16,109)       (17,108)
                                             ____________   ____________


NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                            5,541         (2,051)




CASH FLOWS FROM INVESTING ACTIVITIES

    Net proceeds from sale of
      property, plant and equipment                   318            -0-
    Purchase of property, plant and
      equipment                                   (18,786)       (18,803)
    Cash payments in connection with
      business combination                            -0-           (324)
                                             ____________   ____________

NET CASH USED IN INVESTING ACTIVITIES             (18,468)       (19,127)












See Notes to Consolidated Condensed Financial Statements.


                          DIXIE YARNS, INC.                               8
     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED
                            (UNAUDITED)

                                                   Six Months Ended
                                             ___________________________

                                                July 1,        July 2,
                                                 1995           1994
                                             ____________   ____________
                                            (dollar amounts in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES

    Net increase in credit
      line borrowings                              12,952         20,770
    Dividends paid                                    -0-         (1,225)
    Capital stock acquired                            (23)          (174)
    Other                                            (363)          (289)
                                             ____________   ____________
NET CASH PROVIDED BY
    FINANCING ACTIVITIES                           12,566         19,082




DECREASE IN CASH AND CASH EQUIVALENTS                (361)        (2,096)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                        1,904          4,047
                                             ____________   ____________

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                 $      1,543   $      1,951
                                             ____________   ____________
                                             ____________   ____________




SUPPLEMENTAL CASH FLOW INFORMATION

      Interest paid                          $      7,505   $      5,646
                                             ____________   ____________
                                             ____________   ____________

      Income taxes paid, net of
       refunds received                      $     (1,324)  $      1,300
                                             ____________   ____________
                                             ____________   ____________





See Notes to Consolidated Condensed Financial Statements.


                          DIXIE YARNS, INC.                               9
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements which do not include all of the information and footnotes required in annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 1, 1995 are not necessarily indicative of the results that may be expected for the entire year.

NOTE B - RECLASSIFICATIONS

Net sales, selling, general and administrative expenses and corporate expenses for 1994 have been reclassified to conform with the 1995 presentation.

NOTE C - INVENTORIES

Inventories are summarized as follows:

                                            July 1,       December 31,
                                             1995             1994
                                          ____________    ____________
                                          (dollar amounts in thousands)
      At current cost
       Raw materials                      $     30,326    $     28,458
       Work-in-process                          24,508          28,091
       Finished goods                           72,194          64,401
       Supplies, repair parts
         and other                               7,830           7,858
                                          ____________    ____________

                                               134,858         128,808
      Excess of current cost
       over LIFO value                         (20,622)        (18,844)
                                          ____________    ____________

                                          $    114,236    $    109,964
                                          ____________    ____________
                                          ____________    ____________












NOTE D - DEBT AND CREDIT ARRANGEMENTS                                    10

The Company's revolving credit facility, which was renewed in the first quarter of 1995, provides for aggregate borrowings of up to $125.0 million in addition to the availability of a $10.0 million term-loan facility which was utilized to fund the stock repurchase subsequent to the end of the second quarter (see Note E.) At July 1, 1995, the available combined unused borrowing capacity under revolving credit agreements and term-loan facilities was approximately $41.2 million.

NOTE E - COMMON STOCK, SUBJECT TO PUT OPTION

On July 10, 1995, 1,029,446 shares of common stock issued in connection with the Company's 1993 acquisition of Masland Carpets, Inc. were repurchased for $18.3 million, pursuant to the exercise of the holders' put option. The repurchase was funded under the company's revolving credit and term-loan facilities.

NOTE F - STOCK PLANS

On May 4, 1995 the Board of Directors acted, effective as of such date, to reprice outstanding options granted prior to 1995 under the Company's 1990 Incentive Stock Plan. Options to purchase 516,000 shares of the Company's Common Stock, originally granted at prices ranging from $10.25 to $14.00 per share, were amended to provide for a revised exercise price of $8.00 per share, which was above the market price of $6.25 per share on the effective date of the amendment. The expiration date of the repriced options was also amended to provide for a new 10 year term commencing on May 4, 1995, under which the options become exercisable at a cumulative rate of 25% per year beginning on May 4, 1997.

NOTE G - OTHER INCOME (EXPENSE) - NET

Other income (expense) - net for the quarter and six months ended July 1, 1995 included a pre-tax gain of $2.9 million from business interruption insurance proceeds and a pre-tax charge of $1.8 million related to costs associated with consolidation of the Company's synthetic yarn manufacturing facilities.

NOTE H - SUBSEQUENT EVENTS

The Company has entered into an agreement, subject to certain conditions, to sell its Newton, North Carolina open-end cotton yarn spinning facility to Beacon Manufacturing Company, a wholly owned subsidiary of Pillowtex Corporation, for approximately $6.0 million with a planned closing date in early October. At the buyer's option, consideration may be in the form of a promissory note due in early February, 1996 or the note may be reduced for an amount commensurate with the time value of money if settled earlier. It is anticipated that proceeds from the sale will be utilized to reduce borrowings under the Company's revolving credit arrangements. The sale, which will result in an after-tax, non-cash loss of approximately $5.0 million, is part of the Company's strategic plan to dispose of certain assets which do not meet the Company's performance objectives.


PART I - ITEM 2                                                          11

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

The following is presented to update the discussion of results of operations and financial condition included in the Company's 1994 Annual Report.

RESULTS OF OPERATIONS

Net sales for the quarter ended July 1, 1995 were $177.8 million compared to $176.8 million in the second quarter of 1994. Net income was $.4 million, or $.03 per share, compared to $.1 million, or $.01 per share, for the comparable period in 1994. Net income for the quarter and six months ended July 1, 1995 included a pre-tax gain of $2.9 million from business interruption insurance proceeds and a pre-tax charge of $1.8 million related to costs associated with consolidation of the Company's synthetic yarn manufacturing facilities and are classified in "Other income (expense)
- net" on the Company's financial statements.

Net sales for the six months ended July 1, 1995 were $359.5 million, an increase of 5.6%, from the comparable period in 1994. Net income was $1.3 million, or $.09 per share, for the first six months of 1994 compared to a loss of $4.2 million, or $.32 per share, in the first six months of 1994.

Interest expense increased $.6 million and $1.4 million in the quarter and six months ended July 1, 1995, respectively, compared to the second quarter and first six months of 1994. The increase is attributable to the general increase in interest rates.

The following table sets forth selected operating data (in millions of dollars) related to the two business segments of the Company. Operating profit or loss for each segment excludes general corporate overhead, certain items classified as other income (expense), interest expense, and income taxes.
                                          Quarter Ended    Six Months Ended
                                         July 1,  July 2,  July 1,  July 2,
                                          1995     1994     1995     1994
Sales - Textile products                 $ 86.4   $ 87.1   $174.8   $168.6
      - Floorcovering                      92.3     90.6    186.5    173.2
      - Intersegment elimination           (0.9)    (0.9)    (1.8)    (1.6)
          Total sales                    $177.8   $176.8   $359.5   $340.2

Operating profit/(loss)
      - Textile products                 $ (1.3)  $ (2.0)  $ (0.5)  $ (9.1)
      - Floorcovering                       8.0      7.4     14.4     12.2
          Total operating profit/(loss)  $  6.7   $  5.4   $ 13.9   $  3.1

Operating results for the Company's textile products business included a charge of $1.8 million in the quarter and six months ended July 1, 1995 related to the consolidation of the Company's synthetic yarn manufacturing facilities. Including the charge, operating results improved $.7 million and $8.6 million for the quarter and six months ended July 1, 1995 compared to the comparable periods in 1994. The improvement in results is primarily a result of manufacturing and administrative costs reductions. These improvements more than offset higher cotton and other raw materials costs

                                                                         12

in 1995 compared to 1994. Net sales were basically flat in the quarter-to-quarter comparison for 1995 and 1994 and reflect an increase of $6.2 million, or 3.6%, in the first six months of 1995 compared to 1994.

Floorcovering operating profits of $8.0 million and $14.4 million for the quarter and six months ended July 1, 1995 included a gain of $2.9 million from business interruption insurance proceeds. Excluding the insurance gain, operating earnings declined $2.3 million and $.7 million, respectively, for the second quarter and first six months of 1995, compared with 1994 periods. Although sales were up 1.8% and 7.7% in the quarter and six months of 1995, respectively, compared to the second quarter and first six months of 1994, the earnings decline reflected increased pressure on margins and a higher level of selling, general and administrative costs as demand weakened in the second quarter of 1995 from the high growth levels previously experienced.

Demand is presently weak in many of the Company's markets and operating earnings are not expected to improve significantly unless demand for textile and floorcovering products improve. The Company is continuing efforts to further reduce costs and dispose of certain assets that do not meet the Company's performance objectives.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ending July 1, 1995, $5.5 million were generated by operating activities and were supplemented by increased borrowings of $13.0 million under the Company's revolving credit agreements and were used primarily to fund expenditures for property, plant and equipment.

On July 10, 1995, 1,029,446 shares of common stock issued in connection with the Company's 1993 acquisition of Masland Carpets, Inc. were repurchased for $18.3 million, pursuant to the exercise of the holders' put option. The Company's revolving credit and term-loan agreement, which had been renewed for an additional five years in March, 1995, was amended at that time to provide for an additional $10.0 million term-loan availability which was utilized in funding the stock repurchase.

At July 1, 1995, the available combined unused borrowing capacity under revolving credit and term-loan, agreements was $41.2 million.

On August 11, 1995, the Company entered into an agreement, subject to certain conditions, to sell its Newton, North Carolina open-end cotton yarn spinning facility to Beacon Manufacturing Company, a wholly owned subsidiary of Pillowtex Corporation, for approximately $6.0 million with a planned closing date in early October. At the buyer's option, consideration may be in the form of a promissory note due in early February, 1996 or the note may be reduced for an amount commensurate with the time value of money if settled earlier. It is anticipated that proceeds from the sale will be utilized to reduce borrowings under the Company's revolving credit arrangements. The sale, which will result in an after-tax, non-cash loss of approximately $5.0 million, is part of the Company's strategic plan to dispose of certain assets which do not meet the Company's performance objectives. As a result of this transaction, the Company expects ongoing operating results to improve and anticipates a reduction in future capital expenditure requirements.

PART II. OTHER INFORMATION                                               13

Item 4 - Submission of Matters to a Vote of Security Holders

    (a) The annual meeting of shareholders was held on May 4, 1995.

    (c) The meeting was held to consider and vote upon the election of Directors for the following year. All Directors were elected with the results of the vote for each Director summarized as follows:

                                   FOR      AGAINST   ABSTAIN     TOTAL
Paul K. Brock                  23,703,365    36,795   238,977   23,979,137
Lovic A. Brooks, Jr.           23,538,215   201,945   238,977   23,979,137
Daniel K. Frierson             23,701,820    38,340   238,977   23,979,137
Paul K. Frierson               23,702,025    38,135   238,977   23,979,137
J. Frank Harrison, Jr.         23,704,465    35,695   238,977   23,979,137
James H. Martin, Jr.           23,701,715    38,445   238,977   23,979,137
Peter L. Smith                 23,703,940    36,220   238,977   23,979,137
Joseph T. Spence, Jr.          23,702,275    37,885   238,977   23,979,137
Robert J. Sudderth, Jr.        23,703,060    37,100   238,977   23,979,137

Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

       (i)  Exhibits Incorporated by Reference

            None.

       (ii) Exhibits Filed with this Report

            (10a) Form of Nonqualified Stock Option Agreement Under the Dixie Yarns, Inc. Incentive Stock Plan.

            (10b) Form of Amendment to Nonqualified Stock Option Agreement Under the Dixie Yarns, Inc. Incentive Stock Plan.

            (11)   Statement re:  Computation of Earnings Per Share.

    (b) Reports on Form 8-K

        No reports on Form 8-K have been filed by the registrant during the three month period ended July 1, 1995.


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



        August 14, 1995
     ____________________

           (Date)



                                     /s/GLENN M. GRANDIN
                                     __________________________

                                     Glenn M. Grandin
                                     Senior Vice President and
                                     Chief Financial Officer




                         QUARTERLY REPORT ON FORM 10-Q                   15

                                 ITEM 6(a)

                                 EXHIBITS

                         QUARTER ENDED JULY 1, 1995

                              DIXIE YARNS, INC.

                           CHATTANOOGA, TENNESSEE

                                Exhibit Index

EXHIBIT
  NO.  EXHIBIT DESCRIPTION           INCORPORATION BY REFERENCE

(10a) Form of Nonqualified Stock    Filed herewith.
       Option Agreement Under
       the Dixie Yarns, Inc.
       Incentive Stock Plan.

(10b) Form of Amendment to          Filed herewith.
       Nonqualified Stock
       Option Agreement Under
       the Dixie Yarns, Inc.
       Incentive Stock Plan.

(11)  Statement re: Computation     Filed herewith.
       of Earnings Per Share.