Form 10-Q
period 1995-09-30
DIXIE YARNS INC
filed 1995-11-14
CIK 29332

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549



Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995

Commission File Number   0-2585

                        DIXIE YARNS, INC.
     (Exact name of registrant as specified in its charter)


           Tennessee                       62-0183370
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)         Identification No.)

1100 South Watkins Street
Chattanooga, Tennessee                        37404
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code        (423) 698-2501


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

     Class                         Outstanding as of November 1, 1995

Common Stock, $3 Par Value                   10,459,176 shares
Class B Common Stock, $3 Par Value              735,228 shares
Class C Common Stock, $3 Par Value                    0 shares



                            DIXIE YARNS, INC                              2

                                INDEX


Part I. Financial Information:                            Page No.

Consolidated Condensed Balance Sheets --
  September 30, 1995 and December 31, 1994                     3

Consolidated Statements of Income (Loss) --
  Three Months Ended September 30, 1995
  and October 1, 1994                                          5

Consolidated Statements of Income (Loss) --
  Nine Months Ended September 30, 1995
  and October 1, 1994                                          6

Consolidated Condensed Statements of Cash Flows --
  Nine Months Ended September 30, 1995
  and October 1, 1994                                          7

Notes to Consolidated Condensed Financial Statements           9

Management's Discussion and Analysis of Results of
  Operations and Financial Condition                          11

Part II.  Other Information:

Item 6 - Exhibits and Reports on Form 8-K                     14



PART I - ITEM 1                                                           3

FINANCIAL INFORMATION


                               DIXIE YARNS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                             September 30,    December 31,
                                                 1995             1994
                                             _____________    ____________
                                             (dollar amounts in thousands)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                  $       1,990    $      1,904
  Accounts receivable (less allowance for
    doubtful accounts of $3,139 in 1995
    and $3,617 in 1994)                             34,713          28,918
  Inventories                                      114,340         109,964
  Other                                             12,055          11,939
                                             _____________    ____________

                      TOTAL CURRENT ASSETS         163,098         152,725

PROPERTY, PLANT AND EQUIPMENT                      478,567         480,920
  Less accumulated amortization and
    depreciation                                   229,166         215,406
                                             _____________    ____________

         NET PROPERTY, PLANT AND EQUIPMENT         249,401         265,514

INTANGIBLE ASSETS (less accumulated
  amortization of $12,106 in 1995
    and $10,659 in 1994)                            63,284          63,620

OTHER ASSETS                                         6,601           6,461
                                             _____________    ____________

                              TOTAL ASSETS   $     482,384    $    488,320
                                             _____________    ____________
                                             _____________    ____________














See Notes to Consolidated Condensed Financial Statements.


                          DIXIE YARNS, INC.                               4
                CONSOLIDATED CONDENSED BALANCE SHEETS
                           (UNAUDITED)

                                             September 30,    December 31,
                                                 1995             1994
                                             _____________    ____________
                                             (dollar amounts in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                           $      31,731    $     33,055
  Accrued expenses                                  25,518          30,148
  Current portion of long-term debt                  2,236             584
                                             _____________    ____________

                 TOTAL CURRENT LIABILITIES          59,485          63,787

LONG-TERM DEBT
  Senior indebtedness                              106,115          87,025
  Subordinated notes                                50,000          50,000
  Convertible subordinated debentures               44,782          44,782
                                             _____________    ____________

                      TOTAL LONG-TERM DEBT         200,897         181,807

OTHER LIABILITIES                                   12,724          11,676

DEFERRED INCOME TAXES                               43,684          42,364

COMMON STOCK, SUBJECT TO PUT OPTION -
   1,029,446 shares in 1994                            -0-          18,178

STOCKHOLDERS' EQUITY
  Common Stock - issued and outstanding,
    including shares in treasury,
    13,862,799 shares in 1995 and
    13,857,642 shares in 1994                       41,589          41,573
  Class B Common Stock - issued and
    outstanding, 735,228 shares in 1995
    and 1994                                         2,206           2,206
  Additional paid-in capital                       131,617         131,710
  Retained earnings                                 49,911          54,626
  Minimum pension liability adjustment              (4,330)         (4,330)
                                             _____________    ____________

                                                   220,993         225,785
  Less Common Stock in treasury at cost -
    3,393,523 shares in 1995 and
    3,375,990 shares in 1994                        55,399          55,277
                                             _____________    ____________

                TOTAL STOCKHOLDERS' EQUITY         165,594         170,508
                                             _____________    ____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $     482,384    $    488,320
                                             _____________    ____________
                                             _____________    ____________

See Notes to Consolidated Condensed Financial Statements.


                                 DIXIE YARNS, INC.                        5
                     CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                    (UNAUDITED)

                                                 Three Months Ended
                                          _________________________________

                                           September 30,       October 1,
                                               1995               1994
                                          ______________     ______________
                                            (dollar amounts in thousands,
                                                except per share data)

Net sales                                  $    161,289       $    172,556

Cost of sales                                   137,894            147,016
                                           ____________       ____________

                             GROSS PROFIT        23,395             25,540

Selling, general and
  administrative expenses                        21,346             19,852

Other income (expense) - net                     (6,894)              (997)
                                           ____________       ____________

  INCOME (LOSS) BEFORE INTEREST AND TAXES        (4,845)             4,691

Interest expense                                  3,985              3,503
                                           ____________       ____________

        INCOME (LOSS) BEFORE INCOME TAXES        (8,830)             1,188

Income tax provision (benefit)                   (2,800)               687
                                           ____________       ____________

                        NET INCOME (LOSS)  $     (6,030)      $        501
                                           ____________       ____________
                                           ____________       ____________

Per common and common
  equivalent share:

  Net income (loss)                        $      (0.53)      $       0.04


Cash dividends declared:

  Common stock                             $       0.00       $       0.05

  Class B common stock                     $       0.00       $       0.05






See Notes to Consolidated Condensed Financial Statements


                                 DIXIE YARNS, INC.                        6
                     CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                    (UNAUDITED)

                                                  Nine Months Ended
                                          _________________________________

                                           September 30,       October 1,
                                               1995               1994
                                          ______________     ______________
                                            (dollar amounts in thousands,
                                                except per share data)

Net sales                                  $    520,744       $    512,789

Cost of sales                                   442,625            443,004
                                           ____________       ____________

                             GROSS PROFIT        78,119             69,785

Selling, general and
  administrative expenses                        63,947             60,950

Other income (expense) - net                     (7,916)            (3,499)
                                           ____________       ____________

         INCOME BEFORE INTEREST AND TAXES         6,256              5,336

Interest expense                                 12,097             10,261
                                           ____________       ____________

        INCOME (LOSS) BEFORE INCOME TAXES        (5,841)            (4,925)

Income tax provision (benefit)                   (1,125)            (1,202)
                                           ____________       ____________

                        NET INCOME (LOSS)  $     (4,716)      $     (3,723)
                                           ____________       ____________
                                           ____________       ____________

Per common and common
  equivalent share:

  Net income (loss)                        $      (0.40)      $      (0.28)


Cash dividends declared:

  Common stock                             $       0.00       $       0.15

  Class B common stock                     $       0.00       $       0.15






See Notes to Consolidated Condensed Financial Statements.


                          DIXIE YARNS, INC.                               7
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                   Nine Months Ended
                                             _____________________________

                                             September 30,     October 1,
                                                 1995             1994
                                             _____________    ____________
                                             (dollar amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES

    Net income (loss)                        $      (4,716)   $     (3,723)
    Depreciation and amortization                   27,527          26,864
    Provision for deferred
      income taxes                                     880           1,123
    Loss on property, plant and equipment            9,058              37
                                             _____________    ____________

                                                    32,749          24,301
    Changes in operating assets and
      liabilities, net of effects
      of business combination                      (16,638)        (16,549)
                                             _____________    ____________


NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                    16,111           7,752




CASH FLOWS FROM INVESTING ACTIVITIES

    Net proceeds from sale of
      property, plant and equipment                 6,359            -0-
    Purchase of property, plant and
      equipment                                   (24,750)       (26,397)
    Cash payments in connection with
      business combination                            -0-           (324)
                                             ____________   ____________

NET CASH USED IN INVESTING ACTIVITIES             (18,391)       (26,721)












See Notes to Consolidated Condensed Financial Statements.


                          DIXIE YARNS, INC.                               8
     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED
                            (UNAUDITED)

                                                   Nine Months Ended
                                             _____________________________

                                             September 30,    October 1,
                                                 1995            1994
                                             _____________    ____________
                                             (dollar amounts in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES

    Net increase in credit
      line borrowings                               21,185          18,871
    Repurchase common stock,
      subject to put option                        (18,281)            -0-
    Dividends paid                                     -0-          (1,837)
    Capital stock acquired                            (122)           (186)
    Other                                             (416)           (334)
                                             _____________    ____________
NET CASH PROVIDED BY
    FINANCING ACTIVITIES                             2,366          16,514




INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                          86         (2,455)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                         1,904           4,047
                                             _____________     ____________

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                 $       1,990    $      1,592
                                             _____________    ____________
                                             _____________    ____________




SUPPLEMENTAL CASH FLOW INFORMATION

      Interest paid                          $      11,344    $     10,297
                                             _____________    ____________
                                             _____________    ____________

      Income taxes paid, net of
       refunds received                      $      (1,248)   $      1,483
                                             _____________    ____________
                                             _____________    ____________




See Notes to Consolidated Condensed Financial Statements.


                          DIXIE YARNS, INC.                               9
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements which do not include all of the information and footnotes required in annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the entire year.

NOTE B - RECLASSIFICATIONS

Net sales, selling, general and administrative expenses and corporate expenses for 1994 have been reclassified to conform with the 1995 presentation.

NOTE C - INVENTORIES

Inventories are summarized as follows:

                                         September 30,    December 31,
                                             1995             1994
                                         _____________    ____________
                                         (dollar amounts in thousands)
      At current cost
       Raw materials                      $     28,256    $     28,458
       Work-in-process                          28,778          28,091
       Finished goods                           71,757          64,401
       Supplies, repair parts
         and other                               7,317           7,858
                                          ____________    ____________

                                               136,108         128,808
      Excess of current cost
       over LIFO value                         (21,768)        (18,844)
                                          ____________    ____________

                                          $    114,340    $    109,964
                                          ____________    ____________
                                          ____________    ____________












NOTE D - DEBT AND CREDIT ARRANGEMENTS                                    10

The Company's revolving credit facility, which was renewed in the first quarter of 1995, provides for aggregate borrowings of up to $125.0 million in addition to the availability of a $10.0 million term-loan facility which was utilized to fund the stock repurchase on July 10, 1995 (see Note E.) Under the terms of the revolving credit agreement, borrowing capacity is permanently reduced by a portion of the proceeds from certain significant asset dispositions. Accordingly, aggregate availability has been reduced by $2.8 million as a result of the sale of the Newton plant (see Note G.) At September 30, 1995, available unused borrowing capacity under the Company's revolving credit agreements was approximately $30.1 million.

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

NOTE G - OTHER INCOME (EXPENSE) - NET

Other income (expense) - net for the quarter and nine months ended September 30, 1995 included pre-tax gains of $2.3 million and $5.2 million, respectively, from casualty insurance proceeds while the nine months included a pre-tax charge of $1.8 million related to costs associated with consolidation of the Company's synthetic yarn manufacturing facilities.
The quarter and nine months ended September 30, 1995 also included a pre-tax loss of $8.1 million on the sale of the Company's Newton, North Carolina yarn spinning facility for $5.8 million on September 18, 1995.


PART I - ITEM 2                                                          11

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

The following is presented to update the discussion of results of operations and financial condition included in the Company's 1994 Annual Report.

RESULTS OF OPERATIONS

For the quarter ended September 30, 1995, the Company had a net loss of $6.0 million, or $.53 per share, on sales of $161.2 million compared to net income of $.5 million, or $.04 per share, on sales of $172.6 million in the third quarter of 1994. Results for the 1995 quarter included an after-tax loss of $5.2 million on the sale of the Company's Newton, North Carolina yarn spinning facility and an after-tax gain of $1.4 million from casualty insurance proceeds.

The Company had a net loss of $4.7 million, or $.40 per share, on sales of $520.7 million for the nine months ended September 30, 1995, compared to a net loss of $3.7 million, or $.28 per share, on sales of $512.8 million for the first nine months of 1994. The 1995 results include after-tax gains of $3.2 million from casualty insurance proceeds and after-tax losses of $5.2 million on the Newton sale and $1.1 million on the consolidation of the Company's synthetic yarn operations.

The loss on the Newton plant sale, the consolidation costs associated with the Company's synthetic yarn manufacturing facilities and the casualty insurance gains are classified in "Other income (expense) - net" on the Company's financial statements.

Selling, general and administrative expenses increased $1.5 million and $3.0 million in the third quarter and first nine months of 1995 compared to the corresponding periods in 1994, respectively. These increases relate to higher selling costs in the Company's floorcovering businesses as a result of sales staff expansion and increased expenses related to the introduction of new products.

Interest expense increased by $.4 million and $1.8 million in the quarter and nine months ended September 30, 1995, respectively, when compared to the third quarter and first nine months of 1994. The increase is attributable to the general increase in interest rates.















                                                                         12

The following table sets forth selected operating data (in millions of dollars) related to the two business segments of the Company. Operating profit or loss for each segment excludes general corporate overhead, certain items classified as other income (expense), interest expense, and income taxes.

                                         Quarter Ended   Nine Months Ended
                                        Sept 30,  Oct 1,  Sept 30,  Oct 1,
                                          1995     1994     1995     1994
Sales - Textile products                 $ 74.0   $ 83.4   $248.8   $252.0
      - Floorcovering                      88.7     90.6    275.2    263.8
      - Intersegment elimination           (1.5)    (1.4)    (3.3)    (3.0)
          Total sales                    $161.2   $172.6   $520.7   $512.8

Operating profit/(loss)
      - Textile products                 $ (8.9)  $ (0.6)  $ (9.4)  $ (9.7)
      - Floorcovering                       5.3      6.5     19.7     18.7
          Total operating profit/(loss)  $ (3.6)  $  5.9   $ 10.3   $  9.0

Operating results in the third quarter of 1995 for the Company's textile products businesses included a charge of $8.1 million related to the sale of the Company's Newton yarn spinning facility and a gain of $1.1 million from casualty insurance proceeds. Without these items, operating results reflected a loss of $1.9 million in the current quarter compared to a loss of $.6 million in the third quarter of 1994. The Company's customers, primarily apparel and upholstery fabric manufacturers, have been severely affected by a general slowdown in retail sales of their products, which has contributed to the decline in the Company's third quarter results compared to the same period in the previous year. Additionally, the first nine months of 1995 included a charge of $1.8 million for consolidation of the Company's synthetic yarn operations. Excluding this charge and the items referenced above, textile products operating results for the first nine months of 1995 showed a loss $.6 million compared to a loss of $9.7 million for the corresponding period in 1994, reflecting manufacturing improvements accomplished in the textile products segment.

Floorcovering operating profits included gains from casualty insurance proceeds of $1.2 million and $4.1 million for the third quarter and first nine months of 1995, respectively. Excluding these gains, the third quarter of 1995 reflected operating profits of $4.1 million compared to $6.5 million for the corresponding quarter of 1994, while the first nine months of the year reflected operating profits of $15.6 million compared to $18.7 million for the same period in 1994. Excess capacity in the carpet industry and a slowdown in demand have resulted in pressure on the floorcovering segment selling prices at a time when material costs have risen. Additionally, selling expense has increased compared to the prior year.

Weak demand in markets served by both the textile products and floorcovering segments is expected to continue into early 1996. Without improvement in sales volume, operating results are not expected to improve significantly.




                                                                         13

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1995, $16.1 million generated by operating activities was supplemented by $21.2 million in borrowings under the Company's revolving credit and term loan agreement and $5.8 million from the sale of the Newton yarn spinning facility. These funds were used to fund $24.8 million of capital expenditures and the $18.3 million stock repurchase.

The Company's revolving credit agreement provides for a permanent reduction of availability in an amount equal to fifty percent of net proceeds related to significant asset dispositions. Accordingly, availability was reduced by $2.8 million as a result of the Newton plant sale. At September 30, 1995, total unused borrowing capacity was $30.1 million. If fourth quarter operations continue at third quarter levels, a waiver of the interest coverage covenant under the Company's revolving credit agreement may be necessary.



PART II. OTHER INFORMATION                                               14

Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

       (i)  Exhibits Incorporated by Reference

            None.

       (ii) Exhibits Filed with this Report

            (11)   Statement re:  Computation of Earnings Per Share.

    (b) Reports on Form 8-K

        No reports on Form 8-K have been filed by the registrant during the three month period ended September 30, 1995.


                                                                         15


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



      November 13, 1995
     ____________________

           (Date)



                                     /s/GLENN M. GRANDIN
                                     __________________________

                                     Glenn M. Grandin
                                     Senior Vice President and
                                     Chief Financial Officer




                         QUARTERLY REPORT ON FORM 10-Q                   16

                                 ITEM 6(a)

                                 EXHIBITS

                       QUARTER ENDED SEPTEMBER 30, 1995

                              DIXIE YARNS, INC.

                           CHATTANOOGA, TENNESSEE

                                Exhibit Index

EXHIBIT
  NO.  EXHIBIT DESCRIPTION           INCORPORATION BY REFERENCE

(11)  Statement re: Computation     Filed herewith.
       of Earnings Per Share.