Form 10-K405
period 1995-12-30
DIXIE YARNS INC
filed 1996-03-29
CIK 29332

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended December 30, 1995.

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

                                  FORM 10-K
                                 (Continued)

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 8, 1996: Common Stock - $44,356,294; Class B Common Stock - No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to section 15(d) of the Act.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

         Class                             Outstanding as of March 8, 1996

Common Stock, $3.00 Par Value                    10,465,299 shares

Class B Common Stock, $3.00 Par Value               735,228 shares

Class C Common Stock, $3.00 Par Value                     0 shares


                      Documents Incorporated By Reference

Specified portions of the following document are incorporated by reference:

Proxy Statement of the registrant for annual meeting of shareholders to be held May 2, 1996 (Part III).









PART I

ITEM 1.  BUSINESS

GENERAL

The Company's strategic objective has been to grow in selected floorcovering markets and those textile markets where the Company's value-added products are expected to result in the greatest growth and improved long-term return on equity. An integral part of the Company's strategy has been to restructure its textile operations through facility consolidations or the disposal of assets that the Company does not expect will meet its long-term return requirements.

In early 1996, the Company announced an agreement in principle to sell certain operating assets of its Threads USA division ("Threads") to American & Efird, Inc., a subsidiary of Ruddick Corporation. The transaction is subject to regulatory approval, the results of certain due diligence, and the execution of a definitive purchase agreement. The sale of Threads will allow the Company to concentrate its resources on accomplishing its strategic objectives. Other actions taken during 1995 in support of these objectives include the mid-year sale of the Company's Newton, North Carolina, cotton yarn spinning plant and synthetic yarn spinning plant consolidations in Ranlo, North Carolina.

During 1995, the Company completed expansions at Carriage Industries in Calhoun, Georgia and Masland Carpets Atmore, Alabama tufting facility, and relocated the tufting operations of its Patrick division to Atmore. The expansions position the Company to take advantage of anticipated growth in the floorcovering segment. After the sale of Threads, the Company's business is expected to be approximately two-thirds floorcovering and one-third textile products.

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

The domestic apparel market, which includes a substantial portion of the customers for the Company's products, is continually faced with competition from imports; however, trade legislation enacted under the North American Free Trade Agreement has increased demand for domestic textile products by non-domestic cut and sew operations. Additionally, management believes that consumer buying patterns will continue to be influenced by mass merchandisers and retailers emphasizing price competition. However, recent retail sales data reflect sales growth at department stores and specialty outlets where the Company's high-end, value-added products would be expected to benefit. The domestic textile industry also services the home furnishing and other industries in a number of applications which are impacted by housing sales as well as by domestic automotive production levels.

THE COMPANY'S TEXTILE PRODUCTS - As previously discussed, the Company entered into an agreement in principle to sell certain operating assets of Threads, its industrial sewing thread business. Threads manufactures a full line of products that includes cotton, spun polyester, corespun and filament threads, which are marketed through an extensive regional warehouse network as well as to independent wholesale jobbers. After completion of the anticipated sale, the Company's textile products business will consist of yarns and knit fabrics.

The Company manufactures and markets yarns and knit fabrics from a variety of natural and man-made fibers which are sold to manufacturers of apparel, domestics, drapery and upholstery, hosiery, industrial fabrics, transportation and other industries. The Company produces a wide variety of products, with a significant focus on high-end, value-added products.

The textile products business is organized into two business groups, the Yarn Group and the Knit Group. Textile products are focused on narrow groups of products, related by manufacturing processes, performance characteristics and end uses. No group of products individually accounts for as much as 10% of the Company's consolidated revenues for 1995, 1994 or 1993 and no customer's volume exceeded 10% of the Company's total sales for 1995.

The Company's Yarn Group manufactures natural and dyed yarn product lines. Products produced and marketed through this group include ring spun, open end and air jet single and plied yarns which are sold to manufacturers of premium-price apparel, high-end home furnishings, and industrial products. A portion of the yarn produced by the Company's yarn spinning facilities is further processed by the Company's mercerizing and package dyeing facilities. Cotton is the primary fiber for both natural, and mercerized and package dyed markets served. Other markets served include products manufactured from man-made (synthetic) fibers, many of which are high technology fibers that impart strength, heat resistance, stretch and/or characteristics relating to comfort and insulation properties. Natural, dyed and synthetic yarns are marketed through a combination of salaried sales force and, to a lesser extent, commissioned sales agents.

The Company's Knit Fabric Group knits, dyes and finishes 100 percent cotton circular knit fabrics for apparel and industrial markets. A portion of the yarn used for the production of the fabric is supplied by the Company's yarn facilities. These products are sold primarily by the group's salaried sales force.

The Company's sales order backlog position in its textile products businesses, excluding order positions associated with the thread business, was approximately $44,000,000 on December 30, 1995 compared to approximately $80,000,000 on December 31, 1994. All of these orders can reasonably be expected to be filled within the 1996 fiscal year.

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

THE CARPET INDUSTRY - The domestic carpet industry is composed of over 100 manufacturers of which the top 5 account for over 65% of total sales in the industry. The industry has two primary markets, residential and commercial, with the residential market making up the largest portion of the industry's sales. A substantial portion of industry shipments is made in response to replacement demand. The residential market consists of broadloom carpets, rugs and bathmats in a broad range of styles, colors, textures and yarns. The carpet industry also manufactures carpet for the automotive, recreational vehicle and small boat industries.

There is a high degree of competition within the domestic carpet industry, which also faces competition from the hard surface floorcovering industry. The principal methods of competition within the carpet industry are quality, style, price and service.

THE COMPANY'S FLOORCOVERING BUSINESS - The Company's floorcovering business manufactures and markets carpet yarns and floorcovering products for specialty markets through Candlewick Yarns ("Candlewick"), Carriage Industries, Inc. ("Carriage"), Bretlin, a subsidiary of Carriage, Masland Carpets, Inc. ("Masland"), Patrick, and RHS Carpets ("RHS").

Candlewick is one of the world's largest independent carpet yarn manufacturers producing premier yarns for floorcovering applications. A significant portion of its production is utilized in the Company's carpet manufacturing operations. Candlewick's products sold to external customers include end-use product manufacturers in the bath rug, automotive and broadloom carpet markets and competes through product quality, innovation, and customer service. Its product development center and relationships with fiber suppliers have been developed to provide customers a means to evaluate yarn and fiber variations. Candlewick has a significant share of the bath rug yarn market due to the breadth of its product line, service capabilities, quality and history of innovation. Products of Candlewick are marketed through its own salaried sales force.

Carriage is a vertically integrated carpet manufacturer serving specialized markets. Its highly diversified markets include: original equipment manufacturers of manufactured housing, recreational vehicles, and small boats; the exposition/trade show market; contract/residential market; and, through its Bretlin subsidiary, the home center/needlebond market. Carriage's manufacturing operations include yarn extrusion, yarn processing, tufting, needlebonding, dyeing, finishing and finished product transportation through its own trucking fleet. Its product line is marketed by a staff of salaried sales personnel and, to a lesser extent, commission sales representatives.

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



Masland markets broadloom products for specification by the architectural and design communities and residential carpet and designer rugs to a select group in interior design showrooms and high-end specialty retailers. Each of the markets served requires quality, service, and innovation in styling and product design. Additionally, price is becoming an increasingly important competitive factor, particularly in the Company's contract business. During 1995, the production of commercial broadloom products, marketed as Patrick Carpets, was transferred to Masland's Atmore, Alabama facility.

The residential broadloom products of Patrick Carpet Mills, Inc. continue to be manufactured and marketed on the West Coast under the tradestyle RHS.

The Company's sales order backlog position in its floorcovering businesses, excluding Carriage, was approximately $28,000,000 on December 30, 1995 compared to approximately $31,000,000 on December 31, 1994. Approximately 90% of orders received by Carriage are shipped within the same week. All of the order backlog can reasonably be expected to be filled within the 1996 fiscal year.

The Company's floorcovering businesses own a variety of trademarks under which their products, particularly those sold by Masland, are marketed. While such trademarks are important to Masland's business, there is no one trademark, other than the name Masland itself, which is of material importance to the segment. There was no single class of products exceeding 10 percent of the Company's sales volume for 1995, 1994 or 1993 and no customer's volume exceeded 10 percent of the Company's total sales for 1995.

SEASONALITY

Within the varied markets serviced by the Company, there are a number of seasonal production cycles, but the Company's business as a whole is not considered to be significantly affected by seasonal factors.
Correspondingly, there are no material impacts on working capital relating to seasonality.

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

OTHER FACTORS

Except for historical information contained herein, certain matters discussed in this Annual Report on Form 10-K are forward looking and involve certain risks and uncertainties that could cause actual results to differ materially from those forward looking statements, including such factors as consumer spending levels in those markets served by the Company's products and the level of textile imports.

The Company had approximately 5,900 associates as of the end of fiscal
1995.



ITEM 2.  PROPERTIES

The following table lists the Company's facilities according to location, type of operation and approximate total floor space as of March 8, 1996.

                                                                Approximate
Location                       Type of Operation                Square Feet
                                   CORPORATE
Administrative:
  Chattanooga, TN              Administrative                       41,000

                               TEXTILE PRODUCTS
Administrative:
  (1) Gastonia, NC             Administrative                       61,000

Warehousing:
  (1) Gastonia, NC
        (2 locations)          Warehousing                          88,000
  (1) Sales Branch Warehouses
        (3 locations)          Warehousing                          47,000
                                 Total Warehousing                 135,000
Manufacturing:
  Chattanooga, TN              Yarn Spinning                       440,000
  Mebane, NC                   Yarn Spinning                        99,000
  Ranlo, NC                    Yarn Spinning                       319,000
  Tarboro, NC                  Yarn Spinning                       340,000
  Chattanooga, TN              Package Yarn Dyeing, Bleaching
                                 and Mercerizing                   276,000
  Tryon, NC                    Bleaching and Mercerizing            63,000
  (1) Gastonia, NC             Thread Yarn Dyeing and Finishing    530,000
  (1) Arroyo, Puerto Rico      Thread Yarn Dyeing and
                                 Finishing                          22,000
  (1) Gastonia, NC             Thread Yarn Spinning                445,000
  Jefferson, SC                Knitting, and Fabric Dyeing
                                 and Finishing                     274,000
                                 Total Manufacturing             2,808,000

                               FLOORCOVERING
Administrative:
  Dalton, GA                   Administrative                       13,000
  Calhoun, GA                  Administrative                       60,000
  (2) Mobile, AL               Administrative                       20,000
                                 Total Administrative               93,000
Warehousing:
  Ringgold, GA                 Warehousing                         119,000

Manufacturing:
  Lemoore, CA                  Tufted Yarn Spinning                322,000
  Ringgold, GA                 Tufted Yarn Spinning                290,000
  (3) Roanoke, AL              Tufted Yarn Spinning                190,000
  Calhoun, GA                  Carpet Manufacturing,
                                 Distribution                    1,439,000
  Atmore, AL                   Carpet Manufacturing,
                                 Distribution                      342,000
  (2) Mobile, AL               Rug Manufacturing, Distribution     400,000
                                 Total Manufacturing             2,983,000

                                 Total                           6,240,000


ITEM 2.  PROPERTIES - CONTINUED

(1) These properties are currently held for sale pending the completion of a definitive purchase agreement. See Note K to the consolidated financial statements.

(2) This property is currently leased. Under the provision of the Mobile, AL lease, the Company will acquire the property at the end of the lease.

(3) This property is currently leased. Under the provisions of the Roanoke, AL lease, the Company is acquiring title to the property over the term of the lease, which is expected to terminate in 2004.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of 1995 to a vote of the shareholders.














Pursuant to instruction G of Form 10-K the following is included as an unnumbered item to Part I.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and offices held by the executive officers of the registrant as of March 8, 1996, are listed below along with their business experience during the past five years.

         Name, Age                     Business Experience During
        and Position                         Past Five Years

Daniel K. Frierson, 54                 Director since 1973, Chairman of
Chairman of the Board, President       the Board since 1987 and Chief
and Chief Executive Officer,           Executive Officer since 1980.
Director, Member of Executive          Director of the American National
Committee                              Bank & Trust Company.  Brother of
                                       Paul K. Frierson.


Glenn M. Grandin, 53                   Senior Vice President and Chief
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


William N. Fry, IV, 37                 Executive Vice President and Chief
Executive Vice President and Chief     Operating Officer, Candlewick,
Operating Officer, Candlewick,         Carriage and Bretlin since January,
Carriage and Bretlin                   1996.  President, Bretlin from
                                       January, 1995 to January, 1996.
                                       Executive Vice President, Bretlin
                                       from November, 1993 to January,
                                       1995.  Business Analyst, Carriage
                                       from July, 1993 to November, 1993.
                                       General Manager, Dyed Yarns from
                                       May, 1992 to July, 1993.  Assistant
                                       Plant Manager, Chattanooga Finishing
                                       from July, 1991 to May, 1992.
                                       Assistant to President, Yarn Group
                                       from September, 1990 to July, 1991.








EXECUTIVE OFFICERS OF THE REGISTRANT - CONTINUED

         Name, Age                     Business Experience During
        and Position                         Past Five Years

John O. Sturdy, 66                     Executive Vice President and
Executive Vice President               President, Masland Carpets, Inc.,
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


Philip H. Barlow, 47                   Corporate Vice President and
Corporate Vice President and           President of Carriage Industries,
President, Carriage Industries, Inc.   Inc. since 1993.  Vice President of
                                       Sales and Marketing, Carriage, 1988
                                       to 1993.  Director of Sales and
                                       Marketing, Carriage, 1986 - 1988.


David C. Clarke, 38                    Corporate Vice President and
Corporate Vice President and           President, Threads USA since
President, Threads USA                 February, 1994.  Executive Vice
                                       President of Sales, Threads USA,
                                       from September, 1992 to February,
                                       1994.  Vice President of Direct
                                       Sales, Threads USA, from November,
                                       1991 to September, 1992.  Director
                                       of Direct Sales, Threads USA, from
                                       February, 1991 to November, 1991.
                                       Director of Sales, American Thread
                                       Company, from 1989 - 1991.


Paul K. Frierson, 58                   Director since 1988.  Corporate
Corporate Vice President and           Vice President and President,
President, Candlewick Yarns,           Carpet Yarns Group (Candlewick)
Director                               since 1989.  Executive Vice
                                       President of Candlewick from
                                       1984 - 1989.  Director of
                                       NationsBank/Chattanooga.  Brother
                                       of Daniel K. Frierson.













EXECUTIVE OFFICERS OF THE REGISTRANT - CONTINUED

         Name, Age                     Business Experience During
        and Position                         Past Five Years

George B. Smith, 55                    Corporate Vice President and
Corporate Vice President               President, Natural/Dyed Yarns
and President, Yarns and               and Knits since March, 1994.
and Knits                              President, Natural and Dyed Yarn
                                       Group from August, 1993 to March,
                                       1994. President Natural Yarn Group
                                       from October, 1992 to August, 1993.
                                       Self-employed (Consulting and
                                       Commission Sales) June, 1990 to
                                       November, 1992. Corporate Vice
                                       President, Avondale Mills, Inc.,
                                       1986 - 1990. President, Avondale
                                       Yarn Division, 1989 - 1990.
                                       President, Avondale Fabric Division,
                                       1986-1989.


W. Derek Davis, 45                     Corporate Vice President of Human
Corporate Vice President,              Resources since January, 1991.
Human Resources                        Corporate Employee Relations
                                       Director, 1990 - 1991.  Employee
                                       Relations Director, Dixie Yarns
                                       Group and Carpet Yarns Group
                                       (Candlewick), 1988 - 1990.


Gary A. Harmon, 50                     Treasurer since 1993.
Treasurer                              Director of Tax and Financial
                                       Planning, 1985 - 1993.


D. Eugene Lasater, 45                  Controller since 1988.
Controller


Starr T. Klein, 53                     Secretary since November, 1992.
Secretary                              Assistant Secretary, 1987 - 1992.




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

As of March 8, 1996, the total number of record holders of the Company's Common Stock was approximately 4,500 and the total number of holders of the Company's Class B Common Stock was 16. Management of the Company estimates that there are approximately 3,500 shareholders who hold the Company's Common Stock in nominee names. Dividends and Price Range of Common Stock for the four quarterly periods in the years ended December 30, 1995 and December 31, 1994 are as follows:


                                 DIXIE YARNS, INC.
                        QUARTERLY FINANCIAL DATA, DIVIDENDS
                          AND PRICE RANGE OF COMMON STOCK
                                    (Unaudited)
                   (dollars in thousands, except per share data)

                                                              1995
Quarter                                    1st          2nd          3rd          4th
Net sales                               $181,646     $177,809     $161,289     $150,099
Gross profit                              28,552       26,172       23,395       19,962
Net income (loss)                            883          431       (6,030)     (47,463)
Earnings (loss) per common and
  common equivalent share                    .06          .03         (.53)       (4.24)
Dividends:
  Common Stock                               ---          ---          ---          ---
  Class B Common Stock                       ---          ---          ---          ---

Common Stock prices:
  High                                  $   7.13     $   7.19     $   7.13     $   6.00
  Low                                       4.88         5.50         5.63         3.75



                                                              1994
Quarter                                    1st          2nd          3rd          4th
Net sales                               $163,391     $176,843     $172,556     $170,070
Gross profit                              18,163       26,084       25,540       17,342
Net income (loss)                         (4,342)         118          501          496
Earnings (loss) per common and
  common equivalent share                   (.33)         .01          .04          .04
Dividends:
  Common Stock                               .05          .05          .05          .05
  Class B Common Stock                       .05          .05          .05          .05

Common Stock prices:
  High                                  $  11.00     $  10.25     $   9.75     $   9.00
  Low                                       9.25         8.25         8.25         6.75




The total of quarterly earnings per share does not equal the annual earnings per share due primarily to Common Stock purchased and issued during the respective periods.
During the fourth quarter of 1995, the Company recognized asset valuation losses of
$53,751 ($44,674, or $3.99 per share after taxes).  During the fourth quarter of 1994, the Company recognized asset valuation losses of $10,397 ($6,446, or $.47 per share after taxes) and a nontaxable life insurance gain of $12,835 ($.94 per share).

The discussion of restrictions on payment of dividends is included in Note E to the
Consolidated Financial Statements included herein.






ITEM 6. SELECTED FINANCIAL DATA
(dollars in thousands, except per share data)

The following selected financial data should be read in conjunction with the related consolidated financial statements and notes thereto included under Items 8, 14(a) (1) and (2) and 14 (d) of the report on Form 10-K.
                                                                             Year Ended
                                            December 30,    December 31,    December 25,    December 26,     December 28,
                                                1995            1994(1)         1993(2)         1992             1991
Net sales                                     $670,842        $682,859        $591,408        $469,832         $491,952

Income (loss) from continuing
  operations(3,4)                              (52,179)         (3,227)          4,684           5,467          (25,557)

Total assets                                   396,997         488,320         496,579         397,080          372,807

Long-term debt:
  Senior indebtedness                           97,383          87,025          87,650          70,023           59,324
  Subordinated notes                            50,000          50,000          50,000          50,000           50,000
  Convertible subordinated debentures           44,782          44,782          44,782          44,782           44,782

Common Stock, subject to put option                ---          18,178          18,178             ---              ---

Per Share:
  Income (loss) from continuing
    operations: (3,4)
    Primary                                      (4.44)           (.24)            .41             .62            (2.90)
    Fully diluted                                (4.44)           (.24)            .40             .62            (2.90)

  Cash dividends declared:
    Common Stock                                   ---             .20             .20             .20              .42
    Class B Common Stock                           ---             .20             .20             .20              .42

(1)  Includes the results of operations of Patrick Carpet Mills, Inc. subsequent to June 20, 1994.  See Note B to the Consolidated
     Financial Statements.

(2)  Includes the results of operations of Carriage Industries, Inc. and Masland Carpets, Inc. subsequent to their acquisitions on
     March 12, 1993 and July 9, 1993, respectively.  See Note B to the Consolidated Financial Statements.

(3)  Income (loss) from continuing operations includes asset valuation losses of $51,058, or $4.35 per share, and casualty insurance gains of $3,298, or $.28 per share, for the year ended December 30, 1995, asset valuation losses of $6,446, or $.49 per share, and a nontaxable life insurance gain of $12,835, or $.97 per share, for the year ended December 31, 1994, and a restructuring charge of $18,271, or $2.08 per share, for the year ended December 28, 1991. See Note K, Note L, and Note M to the Consolidated Financial Statements.

(4)  Income (loss) from continuing operations excludes a change for the cumulative effect of an accounting change of $1,497, or
     $.17 per share, and an extraordinary gain from the early retirement of debt of $452, or $.05 per share, for the year ended
     December 28, 1991.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

The following table sets forth selected operating data (in millions of dollars) related to the two business segments of the Company: Textile Products and Floorcovering (see additional information in Note O to the consolidated financial statements). Results include $58.4 million of unusual charges which are discussed in the commentary that follows.

                                                 1995      1994     1993
Sales
  Textile products                              $313.7   $332.5   $332.1
  Floorcovering                                  361.5    354.0    260.7
  Intersegment elimination                        (4.4)   (3.6)    (1.4)
    Total sales                                 $670.8   $682.9   $591.4

Operating profit (loss)
  Textile products
    Excluding unusual items                     $ (5.4)  $(10.9)  $  0.3
    Unusual items                                (58.5)   (22.1)     1.3
      Textile products operating profit (loss)  $(63.9)  $(33.0)  $  1.6
  Floorcovering
    Excluding Unusual items                     $ 20.1   $ 25.4   $ 22.6
    Unusual items                                  0.1      2.7      1.8
      Floorcovering operating profit            $ 20.2   $ 28.1   $ 24.4
  Combined
    Excluding unusual items                     $ 14.7   $ 14.5   $ 22.9
    Unusual items                                (58.4)   (19.4)     3.1
      Company operating profit (loss)           $(43.7)  $ (4.9)  $ 26.0

In February, 1996 the Company reached an agreement in principle to sell the operating assets of its Threads USA division ("Threads") to American & Efird, Inc., a subsidiary of Ruddick Corporation. The transaction is subject to regulatory approval, the results of certain due diligence, and the execution of a definitive purchase agreement. Based on the proposed terms of the sale, the Company recorded a pre-tax charge in the fourth quarter of 1995 amounting to $41.5 million, (including $23.4 million related to intangibles) to adjust the carrying value of Threads' assets to their estimated fair market value.

The Company also recorded pre-tax charges of $22.1 million in 1995 related to fixed and intangible asset write-downs pertaining to a plant sale, other textile group consolidations, facilities and equipment taken out of service and held for disposal, and a floorcovering product line to be discontinued. Additionally, the Company recognized casualty insurance gains of $5.2 million.










1995 Compared to 1994 - The Company reported a net loss in 1995 of $52.2 million, or $4.44 per share, on sales of $670.8 million compared with a net loss of $3.2 million, or $.24 per share, on sales of $682.9 million in 1994. The results for 1995 included the aforementioned special charges aggregating to $58.4 million ($47.9 million after-tax, or $4.07 per share). Results for 1994 included a nontaxable life insurance gain of $12.8 million and pre-tax charges of $19.6 million consisting primarily of write-downs for idle facilities and equipment, related supply parts, inventories of discontinued product lines, and other expenses partially offset by net casualty insurance gains. The aggregate effect in 1994 was a pre-tax charge of $6.8 million ($.6 million after-tax gain, or $.05 per share).

The pre-tax effect of the charges, net of casualty insurance gains, described above attributable to the Company's textile business was $58.5 million in 1995 and $22.1 million in 1994. The results of the Company's floorcovering business included pre-tax gains of $.1 million in 1995 and $2.7 million in 1994.

Sales in the Company's textile products business declined 6% in 1995 compared with 1994. The decline in sales occurred in the last half of 1995, particularly in the fourth quarter, as the Company's customers, primarily apparel and upholstery fabric manufacturers, were severely affected by a general slowdown in retail sales of their products. Additionally, sales volume was negatively impacted as a result of plant consolidations and a plant sale in the second and third quarters of 1995, respectively. Excluding the unusual items in 1995 and 1994, operating losses in the textile business were $5.4 million in 1995 compared with $10.9 million in 1994. The improvement in 1995 resulted from significant cost reductions due to manufacturing efficiencies and lower selling and administrative costs which more than offset higher cotton and other raw material costs. Although textile markets remain weak, the Company believes that operating results will continue to improve due to increased manufacturing efficiencies, the aforementioned facility consolidations and sales, and management's continued focus on value-added textile products in targeted markets.

Although sales in the Company's floorcovering business increased 2% in 1995 compared with 1994, operating profits, excluding unusual items, declined to $20.1 million in 1995 compared with $25.4 million in 1994. Excess capacity and a slowdown in demand in the carpet industry resulted in pressure on selling prices during a period where material costs increased. During 1995, disruption costs were incurred in floorcovering operations as a result of capacity expansions at Carriage and Masland. These expansions position the floorcovering segment to take advantage of anticipated growth. Selling expense increased in 1995 compared with 1994 to accommodate new product introductions and to increase staff for anticipated sales growth.

The increase in interest expense of $1.8 million in 1995 compared with 1994 is attributable to the general increase in interest rates. The Company's effective income tax rate differs from statutory income tax rates due primarily to nondeductible amortization and write-offs of intangible assets and the nontaxable life insurance gain in 1994.

1994 Compared with 1993 - Sales for the year ended December 31, 1994 increased 15.8%. The increase in sales was attributable to strong demand in the Company's floorcovering business and inclusion of the operations of Carriage Industries, Inc., Masland Carpets, Inc. and Patrick Carpet Mills, Inc. subsequent to their acquisitions on March 12, 1993, July 9, 1993 and June 20, 1994, respectively.

Although sales increased significantly, operations resulted in a net loss of $3.2 million, or $.24 per share in 1994, compared with net income of $4.7 million, or $.41 per share, in 1993. Operating results for 1994 were negatively affected by weak market conditions and higher costs in the Company's textile business. A nontaxable life insurance gain of $12.8 million and unusual charges aggregating to $19.6 million ($12.2 million after-tax) were included in 1994 results. Results for 1993 were positively affected by a $1.3 million gain from the sale of assets in the Company's textile business and a $1.8 million gain from casualty insurance settlements attributable to the Company's floorcovering business.

The 1994 operating loss of the Company's textile business, excluding the effects of unusual charges of $22.1 million, was $10.9 million compared with an operating profit of $.3 million in the prior year, excluding the 1993 gain from asset sales. Textile results for 1994 were negatively affected by weak demand and lower selling prices for cotton products in the first half of 1994 and higher cotton costs throughout the year. Operating losses were significantly reduced in the second half of 1994 as demand and manufacturing efficiencies improved and selling prices strengthened.

Operating profits of the floorcovering business, excluding the $2.7 million net gain in 1994 and the $1.8 million gain in 1993, increased to $25.4 million in 1994, compared with $22.6 million in 1993. The 36.3% increase in sales was due to strong demand and the acquisitions made in 1993 and 1994. Operating profits improved principally as a result of the additional sales volume.

The increase in consolidated selling, general and administrative expenses as a percentage of sales in 1994 reflected the higher selling and product distribution costs associated with the specialized floorcovering markets serviced by Carriage, Masland and Patrick and cost incurred to support sales growth in these businesses.

Other expense included the annual costs of $3.0 million associated with the sale of trade accounts receivable for a full year in 1994 and a partial year in 1993. Other income for 1993 was positively affected by $4.8 million of gains from asset sales, casualty insurance proceeds and the Company's portion of earnings of nonconsolidated entities.

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






LIQUIDITY AND CAPITAL RESOURCES

During the three-year period ended December 30, 1995, cash flow generated from operating activities totaled $109.1 million and was supplemented by a $28.4 million increase in long-term debt, $24.8 million of proceeds from asset sales and $16.8 million of life insurance proceeds. These funds financed the Company's operations, capital expenditures, and business acquisitions.

Capital expenditures (excluding expenditures of $15.2 million related to casualty losses) were $101.7 million during the three-year period ended December 30, 1995 and were directed toward upgrading equipment to improve quality and manufacturing efficiency, as well as expanding manufacturing capacity and service capability in the Company's floorcovering business. During this period, charges for depreciation and amortization totaled $102.4 million. Capital expenditures for 1996 are expected to be approximately $10 million less than charges for depreciation and amortization.

The Company's 1995 operating activities generated $30.5 million of cash flow, while funds generated from asset sales and borrowing under the Company's revolving credit and term-loan agreement amounted to $7.8 million and $12.5 million, respectively. These funds financed, among other things, capital expenditures of $30.3 million and $18.3 million to purchase 1.0 million shares of the Company's Common Stock issued in connection with the acquisition of the assets of Masland Carpets, Inc. in 1993.

During 1995, insurance proceeds totaling $5.2 million were received from business interruption claims relating to manufacturing facilities that were damaged or destroyed by weather-related casualties and a fire in prior years. The costs and expenses to replace, repair or consolidate production capacities into other manufacturing facilities related to these events had been recorded by year end 1994.

After acquiring 46% of the outstanding common stock of Carriage Industries, Inc. in 1992, the Company acquired the remaining publicly-held shares on March 12, 1993 in exchange for 2.5 million shares and options to purchase 83,044 shares of the Company's Common Stock and $661,000 cash. On July 9, 1993, the assets of Masland Carpets, Inc. were acquired in exchange for approximately 1.0 million shares of the Company's Common Stock, $1.1 million of cash and the assumption of $750,000 of debt. The holders of the shares issued in the Masland acquisition exercised their right on July 10, 1995 to put the shares to the Company at a price of approximately $18 per share. On June 20, 1994, the assets of Patrick of California, Inc. were acquired for $3.2 million.

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

At December 30, 1995, the Company's debt structure consisted of $44.8 million of convertible subordinated debentures, $50.0 million of subordinated notes and $97.4 million of senior indebtedness, principally under the Company's revolving credit and term-loan agreement. The convertible subordinated debentures require annual mandatory sinking fund payments of $2.5 million, beginning in 1998. Principal payments are not required under the Company's subordinated notes until the year 2000. The revolving credit and term-loan agreement was renewed for five years in March, 1995. The amended agreement provided for revolving credit of up to $125.0 million through the five-year commitment period and a $10.0 million term-loan. Principal payments on the term-loan are due in quarterly installments of $625,000 beginning in 1996. Under the terms of the revolving credit agreement, borrowing capacity is permanently reduced by 50% of the net cash proceeds from certain significant asset sales. Accordingly, the borrowing line has been reduced by $2.8 million as a result of the sale of the Company's Newton plant in September, 1995. The Company anticipates that proceeds from the Threads sale will be used to reduce outstanding borrowings, thereby offsetting any reduction of the credit line. Interest rates available under the facility are selected by the Company from a number of options which effectively allow for borrowings at rates equal to or lower than the greater of the lender's prime rate or the federal funds rate plus .5%. At year end, the available unused borrowing capacity under revolving credit facilities was $38.8 million.

Under restrictions set forth in the Company's subordinated note agreement, and absent a waiver from the lender or an amendment, future dividends may be paid only to the extent of 75% of the excess of cumulative income, excluding extraordinary items, for periods subsequent to December 30, 1995 above $57.4 million. Certain of the financial covenants of the Company's revolving credit and term-loan agreement were waived or amended effective December 30, 1995 to recognize the effects of the potential sale of Threads and the economic conditions affecting the Company's businesses.

The Company's future liquidity requirements are expected to consist primarily of capital expenditures and seasonal working capital requirements. The Company's liquidity requirements are expected to be financed from operating cash flow and existing debt arrangements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary financial information as required by Item 302 of Regulation S-K is included in PART II, ITEM 5 of this report and the remaining response is included in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section entitled "Information about Nominees for Directors" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 2, 1996 is incorporated herein by reference. Information regarding the executive officers of the registrant is presented in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The section entitled "Executive Compensation Information" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 2, 1996 is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Principal Shareholders", as well as the beneficial ownership table (and accompanying notes) from the section entitled "Information About Nominees for Directors" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 2, 1996 is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Transactions Between the Company and Directors and Officers" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 2, 1996 is incorporated herein by reference.

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

                  (4g) Third Amended and Restated Credit Agreement dated March 31, 1995.


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

                  (10p) Certificate Purchase Agreement dated
                        October 15, 1993, among Dixie Yarns, Inc., Dixie Funding, Inc. and Keyport Life Insurance Company.

                  (10q) Executive Severance Agreement dated as of
                        September 8, 1988 as amended.

                  (10r) Form of Nonqualified Stock Option Agreement Under the
                        Dixie Yarns, Inc. Incentive Stock Plan.

                  (10s) Form of Amendment to Nonqualified Stock Option
                        Agreement Under the Dixie Yarns, Inc. Incentive Stock Plan.

                  (21)  Subsidiaries of the Registrant.

             (ii) Exhibits filed with this report:

                  (4h) Waiver and First Amendment to Credit Agreement dated February 27, 1996.

                  (11)  Statement Re:  Computation of Earnings Per Share.

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

                                                 DIXIE YARNS, INC.


March 28, 1996                                   BY: /s/DANIEL K. FRIERSON
                                                     Daniel K. Frierson,
                                                     Chairman of the Board,
                                                     President and Chief
                                                     Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             Chairman of the Board,
                             President, Director and
/s/DANIEL K. FRIERSON        Chief Executive Officer         March 28, 1996
Daniel K. Frierson



                             Corporate Vice President,
                             President of the Candlewick
/s/PAUL K. FRIERSON          Group and Director              March 28, 1996
Paul K. Frierson



                             Senior Vice President and
/s/GLENN M. GRANDIN          Chief Financial Officer         March 28, 1996
Glenn M. Grandin



/s/D. EUGENE LASATER         Controller                      March 28, 1996
D. Eugene Lasater



/s/PAUL K. BROCK             Director                        March 28, 1996
Paul K. Brock








SIGNATURES -- CONTINUED


/s/LOVIC A. BROOKS, JR.      Director                        March 28, 1996
Lovic A. Brooks, Jr.



/s/J. FRANK HARRISON, JR.    Director                        March 28, 1996
J. Frank Harrison, Jr.



/s/JAMES H. MARTIN, JR.      Director                        March 28, 1996
James H. Martin, Jr.



/s/PETER L. SMITH            Director                        March 28, 1996
Peter L. Smith



/s/JOSEPH T. SPENCE, JR.     Director                        March 28, 1996
Joseph T. Spence, Jr.



/s/ROBERT J. SUDDERTH, JR.   Director                        March 28, 1996
Robert J. Sudderth, Jr.








































                          ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14 (a)(1) AND (2) AND ITEM 14(d)

        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                             FINANCIAL STATEMENTS

                         FINANCIAL STATEMENT SCHEDULES

                         YEAR ENDED DECEMBER 30, 1995

                               DIXIE YARNS, INC.

                            CHATTANOOGA, TENNESSEE































FORM 10-K--ITEM 14(a)(1) and (2)

DIXIE YARNS, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Dixie Yarns, Inc. and subsidiaries are included in Item 8:

         Report of Independent Auditors

         Consolidated balance sheets--December 30, 1995 and December 31, 1994

         Consolidated statements of income(loss)--Years ended
         December 30, 1995, December 31, 1994, and December 25, 1993

         Consolidated statements of cash flows--Years ended
         December 30, 1995, December 31, 1994, and December 25, 1993.

         Consolidated statements of stockholders' equity--Years ended December 30, 1995, December 31, 1994, December 25, 1993

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













Report of Independent Auditors



Board of Directors
Dixie Yarns, Inc.




     We have audited the accompanying consolidated balance sheets of Dixie Yarns, Inc. and subsidiaries as of December 30, 1995 and December 31, 1994, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dixie Yarns, Inc. and subsidiaries at December 30, 1995 and December 31, 1994, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note A to the consolidated financial statements, in 1995 the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."








                                            ERNST & YOUNG LLP




Chattanooga, Tennessee
February 22, 1996



DIXIE YARNS, INC.
                                CONSOLIDATED BALANCE SHEETS
                       (dollars in thousands, except per share data)



                                                           December 30,     December 31,
                                                              1995             1994

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                 $  3,413         $  1,904
  Accounts receivable (less allowance for doubtful
    accounts of $3,156 in 1995 and $3,617 in 1994)            17,369           28,918
  Inventories                                                103,253          109,964
  Assets held for sale                                        22,090              ---
  Other                                                       10,518           11,939

                                   TOTAL CURRENT ASSETS      156,643          152,725

PROPERTY, PLANT AND EQUIPMENT

  Land and improvements                                        9,128           13,362
  Buildings and improvements                                  72,544          106,482
  Machinery and equipment                                    302,069          361,076

                                                             383,741          480,920
    Less accumulated amortization and depreciation           190,238          215,406

  TOTAL PROPERTY, PLANT AND EQUIPMENT                        193,503          265,514

INTANGIBLE ASSETS (less accumulated amortization of
  $5,973 in 1995 and $10,659 in 1994)                         35,775           63,620

OTHER ASSETS                                                  11,076            6,461







TOTAL ASSETS                                                $396,997         $488,320
















See notes to consolidated financial statements.









                                                           December 30,     December 31,
                                                              1995             1994

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                          $ 20,394       $ 33,055
  Accrued expenses                                            23,294         30,148
  Current portion of long-term debt                            2,171            584
                              TOTAL CURRENT LIABILITIES       45,859         63,787

LONG-TERM DEBT
  Senior indebtedness                                         97,383         87,025
  Subordinated notes                                          50,000         50,000
  Convertible subordinated debentures                         44,782         44,782
  TOTAL LONG-TERM DEBT                                       192,165        181,807

OTHER LIABILITIES                                             11,486         11,676

DEFERRED INCOME TAXES                                         29,197         42,364

COMMON STOCK, SUBJECT TO PUT OPTION -
  1,029,446 shares in 1994                                       ---         18,178

STOCKHOLDERS' EQUITY
  Common Stock ($3 par value per share):  Authorized
    80,000,000 shares, issued - 13,862,799 shares in
    1995 and 13,857,642 shares in 1994                        41,588         41,573
  Class B Common Stock ($3 par value per share):
    Authorized 16,000,000 shares, issued - 735,228
    shares in 1995 and 1994                                    2,206          2,206
  Additional paid-in capital                                 131,618        131,710
  Retained earnings                                            2,447         54,626
  Minimum pension liability adjustment                        (4,116)        (4,330)
                                                             173,743        225,785
  Less Common Stock in treasury at cost - 3,404,123
    shares in 1995 and 3,375,990 shares in 1994               55,453         55,277
  TOTAL STOCKHOLDERS' EQUITY                                 118,290        170,508

Commitments - Note N

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $396,997       $488,320













See notes to consolidated financial statements.




                                     DIXIE YARNS, INC.
                         CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                      (dollars in thousands, except per share data)




                                                            Year Ended
                                           December 30,    December 31,    December 25,
                                              1995            1994            1993

Net sales                                    $670,842        $682,859        $591,408
Cost of sales                                 572,762         595,732         510,379

                              GROSS PROFIT     98,080          87,127          81,029

Selling, general and administrative
  expenses                                     82,624          82,293          61,876
Asset valuation losses                         63,425          10,397             ---
Life insurance gain                               ---         (12,835)            ---
Other (income) expense - net                    1,112           5,469          (2,640)

   INCOME (LOSS) BEFORE INTEREST AND TAXES    (49,081)          1,803          21,793

Interest expense                               15,591          13,748          12,773

         INCOME (LOSS) BEFORE INCOME TAXES    (64,672)        (11,945)          9,020


Income tax provision (benefit)                (12,493)         (8,718)          4,336


                         NET INCOME (LOSS)   $(52,179)       $ (3,227)       $  4,684



Net income (loss) per common
  and common equivalent share                $  (4.44)       $   (.24)       $    .41





















See notes to consolidated financial statements.
                                     DIXIE YARNS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (dollars in thousands)

                                                            Year Ended
                                               December 30,  December 31,  December 25,
                                                  1995          1994          1993
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                             $(52,179)     $ (3,227)      $  4,684
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
      Depreciation and amortization               35,980        35,199         31,222
      Provision (benefit) for deferred income
        taxes                                    (11,416)       (7,410)         3,768
      Equity in earnings of affiliate                ---           ---           (353)
      (Gain) loss on property, plant and
        equipment disposals and asset
        valuation adjustments                     65,037        10,936         (1,994)
      Life insurance gain                            ---       (12,835)           ---
      Changes in operating assets and
        liabilities, net of effects of
        business combinations:
        Accounts receivable (includes
        $45,000 sold in 1993)                     11,549        (3,532)        43,839
        Inventories                                3,517        (2,788)         1,453
        Other current assets                        (585)        1,170         (2,615)
        Other assets                                (552)         (547)        (1,887)
        Accounts payable and accrued expenses    (21,143)        1,698        (18,860)
        Other liabilities                            279          (278)           923

NET CASH PROVIDED BY OPERATING ACTIVITIES         30,487        18,386         60,180

CASH FLOWS FROM INVESTING ACTIVITIES
  Life insurance proceeds                            ---        16,761            ---
  Net proceeds from sales and insurance
    recovery of property, plant and equipment      7,773         2,445         14,582
  Purchase of property, plant and equipment
    (includes $3,118 in 1994 and $12,061 in
    1993 for casualty damages)                   (30,266)      (35,792)       (50,886)
  Cash payments in connection with business
    combinations, net of cash acquired               ---          (230)        (3,999)

NET CASH USED IN INVESTING ACTIVITIES            (22,493)      (16,816)       (40,303)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in credit line
   borrowings                                      2,529          (635)        16,500
  Borrowings under term-loan facility             10,000           ---            ---
  Debt assumed in acquisitions and retired           ---           ---        (32,327)
  Common stock acquired                          (18,457)         (191)          (339)
  Dividends paid                                     ---        (2,450)        (2,223)
  Other                                             (557)         (437)         1,133

NET CASH USED IN FINANCING ACTIVITIES             (6,485)       (3,713)       (17,256)

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                      1,509        (2,143)         2,621
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  YEAR                                             1,904         4,047          1,426
CASH AND CASH EQUIVALENTS AT END OF YEAR        $  3,413      $  1,904       $  4,047

See notes to consolidated financial statements.


                                                      DIXIE YARNS, INC.
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        (dollars in thousands, except per share data)

                                                           Class B      Additional                      Pension         Common
                                              Common       Common         Paid-In       Retained       Liability       Stock In
                                               Stock        Stock         Capital       Earnings       Adjustment      Treasury
BALANCE AT DECEMBER 26, 1992                 $34,027        $2,206       $107,149        $57,842                       $(54,865)
Common Stock acquired and
  retired - 8,582 shares                         (26)                         (92)
Common Stock acquired for
  treasury - 15,716 shares                                                                                                 (221)
Common Stock sold under stock
  option and Employees' Stock
  Purchase Plan - 45,499 shares                  137                          174
Common Stock issued in connection
  with Carriage Industries, Inc.
  acquisition - 2,472,894 shares               7,419                       23,755
Options issued in connection with
  Carriage Industries, Inc. acquisition                                       698
Net income for the year                                                                    4,684
Minimum pension liability adjustment                                                                     (4,982)
Dividends declared-Common Stock and
  Class B Common Stock $.20 per share                                                     (2,223)
BALANCE AT DECEMBER 25, 1993                  41,557         2,206        131,684         60,303         (4,982)        (55,086)
Common Stock acquired for treasury-
   19,344 shares                                                                                                           (191)
Common Stock sold under stock
  option and Employees' Stock
  Purchase Plan - 5,409 shares                    16                           26
Net (loss) for the year                                                                   (3,227)
Minimum pension liability adjustment                                                                        652
Dividends declared-Common Stock and
  Class B Common Stock $.20 per share                                                     (2,450)
BALANCE AT DECEMBER 31, 1994                  41,573         2,206        131,710         54,626         (4,330)        (55,277)
Common Stock acquired for treasury-
   28,133 shares                                                                                                           (176)
Common Stock sold under stock
   option and Employees' Stock
   Purchase Plan - 5,157 shares                   15                           11
Net (loss) for the year                                                                  (52,179)
Minimum pension liability adjustment                                                                        214
Adjustment for purchase of shares
   subject to put option                                                     (103)
BALANCE AT DECEMBER 30, 1995                 $41,588        $2,206       $131,618         $2,447        $(4,116)       $(55,453)

See notes to consolidated financial statements.


DIXIE YARNS, INC.
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS
                (dollars in thousands, except per share data)


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Dixie Yarns, Inc. and its wholly-owned subsidiaries (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents: Highly liquid investments with original maturities of three months or less when purchased are reported as cash equivalents.

Credit and Market Risk: The Company sells textile and floorcovering products to a wide variety of manufacturers and retailers located primarily throughout the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. An allowance for doubtful accounts is maintained at a level which management believes is sufficient to cover potential credit losses including potential losses on receivables sold (see Note C). The Company invests its excess cash in short-term investments and has not experienced any losses on those investments.

Inventories: Substantially all inventories are stated at cost determined by the last-in, first-out (LIFO) method, which is less than market.

Inventories are summarized as follows:

                                                  1995             1994
At current cost:
  Raw materials                                 $ 21,012         $ 28,458
  Work-in-process                                 24,441           28,091
  Finished goods                                  73,314           64,401
  Supplies, repair parts and other                 6,772            7,858
                                                 125,539          128,808
Excess of current cost over LIFO value           (22,286)         (18,844)
  Total inventories                             $103,253         $109,964

The reduction of certain inventory quantities resulted in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years. The effect of these reductions was to decrease the net loss for 1995 and 1994 and increase net income for 1993 by approximately $750 ($.06 per share), $670 ($.05 per share) and $350 ($.03 per share), respectively.






Property, Plant and Equipment: Property, plant and equipment is stated at the lower of cost or impaired value. Provision for depreciation and amortization of property, plant and equipment has been computed using the straight-line method for financial reporting purposes and in accordance with the applicable statutory recovery methods for tax purposes. Depreciation and amortization of property, plant and equipment for financial reporting purposes totaled $33,545 in 1995, $32,679 in 1994 and $29,245 in 1993.

Intangible Assets: The excess of the purchase price over the fair market value of identifiable net assets acquired in business combinations is recorded as goodwill and is amortized using the straight-line method over 40 years.

Impairment of Assets: In 1995 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. There was no material effect on the financial statements from the adoption because the Company's prior impairment recognition practice was consistent with the major provisions of the Statement. Under provisions of the Statement, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value.

Stock Based Compensation: The Company grants stock options for a fixed number of shares to employees with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and accordingly, recognizes no compensation expense for the stock option grants.

Earnings per Share: Primary earnings per common and common equivalent share is computed using the weighted average number of shares of Common Stock outstanding and includes the effects of the assumed conversion of Class B Common Stock and the potentially dilutive effects of the exercise of stock options and the put option. Fully-diluted earnings per share reflect the maximum potential dilution of per share earnings which would have occurred assuming, if dilutive, the exercise of stock options, the put option, and the conversion of the subordinated debentures. These effects were anti-dilutive for 1995 and 1994, and the additional dilution was less than 3% for 1993.

Revenue Recognition: The Company recognizes revenue for goods sold at the time title passes to the customer.

Reclassifications: Certain amounts for 1994 and 1993 have been reclassified to conform with the 1995 presentation.




NOTE B--BUSINESS COMBINATIONS

On September 4, 1992, the Company acquired approximately 46% of the outstanding shares of Carriage Industries, Inc. ("Carriage") for $27,400 cash ($13.25 per share plus expenses) and on March 12, 1993 acquired the remaining shares of Carriage. The Company issued 2,472,884 shares of its Common Stock, options to purchase 83,044 shares of its Common Stock, and approximately $661 cash in exchange for the remaining shares and options for shares of Carriage. The acquisition was accounted for as a purchase effective March 12, 1993, and accordingly, the results of operations and accounts of Carriage subsequent to March 12, 1993 are included in the Company's consolidated financial statements. The total purchase price of $63,685 (the Company's initial cash investment in Carriage, expenses of the acquisition, and the estimated fair value of the Company's Common Stock and options exchanged) was allocated to the net tangible assets of Carriage based on the estimated fair market values of the assets acquired. As required by the purchase method of accounting, the excess amount of the purchase price over the estimated fair market value of Carriage's net tangible assets was recorded as an intangible asset.

On July 9, 1993, the Company acquired the operating assets and liabilities of Masland Carpets, Inc. ("Masland") in exchange for 1,029,446 shares of the Company's Common Stock, approximately $1,100 cash, and the assumption of $750 of debt. The Common Stock was issued subject to an agreement which provided the right, after two years, to put the shares to the Company at a price of $18.06 per share (reduced by dividends paid). The acquisition was accounted for as a purchase effective July 9, 1993, and accordingly, the results of operations and accounts of Masland subsequent to July 9, 1993 are included in the Company's consolidated financial statements. The total purchase price of $19,622 (cash paid, expenses of the acquisition, and estimated fair value of the Company's Common Stock subject to put option issued) was allocated to the net tangible assets of Masland based on the estimated fair market values of the assets acquired. On July 10, 1995, the shares of Common Stock issued in connection with this acquisition were purchased by the Company for $18,281, pursuant to the exercise of the holders' put option.

On June 20, 1994, the Company acquired certain assets and assumed certain liabilities of Patrick of California, Inc. ("Patrick"). The purchase price of $3,206 was allocated to the net tangible assets of Patrick based on the estimated fair market values of the assets acquired. As required by the purchase method of accounting, the excess amount of the purchase price over the estimated fair market value of Patrick's net tangible assets was recorded as an intangible asset.














A summary of net assets acquired is as follows:

                                Carriage         Masland         Patrick

Current assets                  $49,866          $16,317         $3,410
Property, plant and
  equipment                      53,441           11,748            524
Other assets                      4,619               76            446
Current liabilities             (26,803)          (7,073)        (3,477)
Long-term debt                  (27,223)            (450)           ---
Other liabilities and
  deferred taxes                (12,327)          (1,553)        (1,472)
Intangible asset                 21,699              ---          3,775

     Net Assets Acquired
       Excluding Cash            63,272           19,065          3,206
Cash                                413              557            ---
     Net Assets Acquired        $63,685          $19,622         $3,206

The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisitions of Carriage, Masland and Patrick had occurred at the beginning of each period presented after giving effect to certain adjustments, including amortization of cost in excess of net tangible assets acquired, interest expense on debt to finance the acquisitions, and related income taxes. The pro forma results are presented for comparative purposes only and do not purport to be indicative of the results that would have occurred had the acquisitions occurred at the beginning of the periods presented or of results which may occur in the future.

                                                     1994           1993

Net sales                                          $695,369       $656,302

Income (loss) from continuing operations             (3,252)         6,098
Net income (loss)                                    (3,252)         6,098

Per common and common equivalent share:
  Income (loss) from continuing operations             (.25)           .48
  Net income (loss)                                    (.25)           .48

NOTE C--SALE OF ACCOUNTS RECEIVABLE

On October 15, 1993, the Company entered into a seven-year agreement to sell an undivided interest in a revolving pool of its trade accounts receivable. At December 30, 1995 and December 31, 1994, a $45,000 interest had been sold under this agreement and is reflected as a reduction of accounts receivable in the accompanying consolidated balance sheets. Costs of this program were fixed at 6.08% per annum on the amount of the interest sold plus administrative fees typical in such transactions. These costs, which were approximately $2,998 for 1995, $2,983 for 1994, and $574 for 1993, are included in other (income) expense - net.






NOTE D--ACCRUED EXPENSES

Accrued expenses include the following:

                                                  1995            1994
Compensation and benefits                       $ 10,148        $ 13,712
Interest expense                                   3,364           2,761

NOTE E--LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:
                                                  1995            1994
Senior indebtedness:
  Credit line borrowings                        $ 88,394        $ 85,865
  Term-loan                                       10,000             ---
  Other                                            1,160           1,744
Total senior indebtedness                         99,554          87,609
Less current portion                              (2,171)           (584)
Total long-term senior indebtedness               97,383          87,025
Subordinated notes                                50,000          50,000
Convertible subordinated debentures               44,782          44,782
Total long-term debt                            $192,165        $181,807

The Company's unsecured revolving credit and term-loan agreement provides revolving credit of up to $125,000 (reduced for certain significant asset sales) through March of 2000 and a $10,000 term-loan payable in quarterly installments of $625 beginning in 1996. The terms of the agreement provide for reduction in the revolving credit availability by 50% of the net cash proceeds from certain significant asset sales, but the credit availability cannot be reduced below $90,000. The total reduction of the facility for asset sales through December 30, 1995 was $2,836. The Company anticipates that proceeds from the Threads sale will be used to reduce outstanding borrowings, thereby offsetting any reduction of the credit line. Interest rates available under the facility may be selected by the Company from a number of options which effectively allow for borrowing at rates equal to or lower than the greater of the lender's prime rate or the federal funds rate plus .50%. Commitment fees, ranging from .25% to .375% per annum on the revolving credit line are payable on the average daily unused balance of the revolving credit facility. At December 30, 1995, unused borrowing capacity under the Company's credit agreements (including amounts available under a $5,000 short-term credit line) was approximately $38,770.

The Company's subordinated notes are unsecured, bear interest at 9.96% payable semiannually, and are due in semiannual installments of $2,381 beginning February 1, 2000.

The Company's convertible subordinated debentures bear interest at 7% payable semiannually, are due in 2012, and are convertible by the holder into shares of Common Stock of the Company at an effective conversion price of $32.20 per share, subject to adjustment under certain circumstances.
The debentures are redeemable at the Company's option through May 15, 1997, in whole or in part, at prices ranging from 102.8% to 100.7% of their principal amount. Mandatory sinking fund payments commencing May 15, 1998 will retire $2,500 principal amount of the debentures annually and approximately 70% of the debentures prior to maturity. The convertible debentures are subordinated in right of payment to all other indebtedness of the Company.
The Company's long-term debt and credit arrangements contain financial covenants relating to minimum net worth, the ratio of debt to capitalization, payment of dividends and certain other financial ratios. Under restrictions set forth in the Company's subordinated note agreement, and absent a waiver from the lender or an amendment, future dividends may be paid only to the extent of 75% of the excess of cumulative income, excluding extraordinary items, for periods subsequent to December 30, 1995 above $57,367. Certain of the financial covenants of the Company's revolving credit and term-loan agreement were waived or amended effective December 30, 1995 to recognize the effects of the potential sale of the Company's Thread business and the economic conditions affecting the Company's businesses.

Approximate maturities of long-term debt for each of the five years succeeding December 30, 1995 are $2,171 in 1996, $2,642 in 1997, $5,143 in
1998, $5,113 in 1999, and $89,302 in 2000.

Interest payments in 1995, 1994, and 1993 were approximately $14,852, $13,408, and $12,662, respectively.

NOTE F--FAIR VALUE OF FINANCIAL INSTRUMENTS

All of the Company's financial instruments are held or issued for purposes other than trading. The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

                                     1995                      1994
                             Carrying      Fair       Carrying       Fair
                              Amount       Value       Amount        Value

Financial assets
  Cash and cash
    equivalents              $  3,413    $  3,413     $  1,904    $  1,904

Financial liabilities
  Long-term debt
    (including current
     portion)                 194,336     183,559      182,391     169,429

Common Stock, subject
  to put option                   ---         ---       18,178      17,662

The carrying amounts of cash and cash equivalents approximate fair values due to the short-term maturity of these instruments. The fair values of the Company's long-term debt were estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements and quoted market rates for the Company's convertible debentures. The fair value of the Company's Common Stock, subject to put option, was based on current interest rates and future cash flows.








NOTE G--PENSION PLANS

The Company has defined benefit and defined contribution pension plans which cover essentially all associates. Benefits for associates participating in the defined benefit plans are based on years of service and compensation during the period of participation. Plan assets consist primarily of cash equivalents and publicly traded stocks and bonds. Participants in the Company's largest defined benefit plan became eligible to participate in a 401(k) defined contribution plan effective in 1994. All accrued benefits under the defined benefit plan were fully vested and frozen at December 24, 1993, and a portion of the liability has been settled through lump sum payments to electing associates. Losses from settlements and curtailments were $1,209, $1,575, and $769 during 1995, 1994, and 1993, respectively.

The Company's practice is to fund its defined benefit plans in accordance with minimum contribution requirements of the Employee Retirement Income Security Act of 1974. Costs of the defined contribution plans are based on several factors including each participant's compensation, the operating performance of the Company and matching Company contributions.

The net periodic pension cost included the following components:

                                       1995         1994         1993
Defined benefit plans:
  Service cost                       $    30       $   31      $ 1,316
  Interest cost                        1,434        1,694        1,625
  Actual return on plan assets        (3,305)         204       (1,327)
  Other components                     3,382          116          154
                                       1,541        2,045        1,768
Defined contribution plans             1,715        1,764          410
  Net pension expense                $ 3,256       $3,809      $ 2,178

The following table sets forth the funded status of the Company's defined benefit retirement plans and related amounts included in the Company's consolidated balance sheets:

                                                      1995         1994
Actuarial present value of benefit obligations:
  Vested benefits                                   $ 21,003     $ 20,907
  Nonvested benefits                                       6            1
Accumulated benefit obligations                     $ 21,009     $ 20,908

Plan assets at fair value                           $ 14,932     $ 14,312
Projected benefit obligation                         (21,009)     (20,908)
Projected benefit obligation in
  excess of plan assets                               (6,077)      (6,596)
Unrecognized net loss                                  6,747        7,412
Remaining unrecognized net transition asset              ---         (196)
Adjustment to recognize minimum liability             (6,747)      (7,216)
Pension related liability included in the
  consolidated balance sheets                       $ (6,077)    $ (6,596)





In accordance with the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," the Company has recorded an additional minimum liability representing the excess of the accumulated benefit obligation over the fair value of plan assets and accrued pension liability. This additional liability, net of the related income tax benefit, reduced stockholders' equity by $4,116 at December 30, 1995 and $4,330 at December 31, 1994.

The weighted average discount rate used in determining the projected benefit obligation was 7.0% for 1995, 8.0% for 1994, and 7.13% for 1993. There was no increase in future compensation levels assumed after 1993 due to the freezing of benefits. The assumed long-term rate of return on plan assets was 8.5% for each year presented.

NOTE H--INCOME TAXES

In 1993, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," which requires the liability method of accounting for income taxes. The Company restated financial statements for periods subsequent to December 26, 1986 to reflect application of the new method.

The provision (benefit) for income tax on income (loss) from continuing operations consists of the following:

                  1995                   1994                  1993
           Current   Deferred     Current   Deferred     Current   Deferred
Federal    $(1,825)  $ (9,586)    $(2,590)  $(6,476)       $ 21     $3,490
State          748     (1,830)      1,282      (934)        547        278
           $(1,077)  $(11,416)    $(1,308)  $(7,410)       $568     $3,768

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax bases of those assets and liabilities. Significant components of the Company's deferred tax liabilities and assets are as follows:

Deferred tax liabilities:                      1995              1994
  Property, plant and equipment              $37,300           $50,047
  Inventories                                  4,107             5,690
  Intangible assets                            1,425             1,026
  Other                                        3,718             1,474
    Total deferred tax liabilities            46,550            58,237

Deferred tax assets:
  Post-retirement benefits                     3,460             3,875
  Other employee benefits                      2,814             3,707
  Alternative minimum tax                      4,305             4,528
  Allowances for bad debts,
    claims and discounts                       2,472             2,699
  Net operating loss carryforward              4,183             2,510
  Other                                        2,179             2,620
  Valuation reserve                              ---               ---
    Total deferred tax assets                 19,413            19,939

Net deferred tax liabilities                 $27,137           $38,298

The net operating loss carryforward of approximately $12,304 can be utilized to offset future Federal taxable income through the year 2010.

Differences between the provision (benefit) for income taxes and the amount computed by applying the statutory Federal income tax rate to income (loss) from continuing operations are reconciled as follows:

                                    1995           1994           1993
Statutory rate applied to
  income (loss) from
  continuing operations           $(21,988)      $(4,181)        $3,157
Plus state income taxes net of
  Federal tax provision (benefit)     (714)          226            536
Total statutory provision (benefit)(22,702)       (3,955)         3,693

Increase(decrease) attributable to:

  Nondeductible amortization and
    impairment of intangible assets  9,816           634            559
  Investment income accounted
    for on equity method               ---           ---           (96)
  Nondeductible portion of
    travel and entertainment           267           268            97
  Nontaxable life insurance
    gain                               ---        (4,492)          ---
  Capital loss carryback benefit       ---        (1,200)          ---
  Effect of federal tax
    rate increase on deferred
    income taxes                       ---           ---           500
  Other items                          126            27          (417)

Total tax provision (benefit)     $(12,493)      $(8,718)       $4,336

Income tax refunds received, net of income tax payments, were approximately $1,072 in 1995. Income tax payments, net of tax refunds received, were approximately $2,645 and $2,079 in 1994 and 1993, respectively.

NOTE I--COMMON STOCK

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











NOTE J--STOCK PLANS

The Company's 1990 Incentive Stock Plan reserves 770,000 shares of Common Stock for sale or award to key associates under stock options, stock appreciation rights, restricted stock performance grants, or other awards. Outstanding options are exercisable at a cumulative rate of 25% per year after the second year from the date the options are granted. Options outstanding were granted at prices at or above market price on the date of grant and include grants under the 1983 Incentive Stock Plan, under which no further options may be granted. At December 30, 1995, options to purchase 4,000 shares were exercisable under these plans.

On May 4,1995, the Board of Directors acted, effective as of such date, to reprice outstanding options granted prior to 1995 under the Company's 1990 Incentive Stock Plan. Options to purchase 516,000 shares of the Company's Common Stock, originally granted at prices ranging from $10.25 to $15.25 per share, were amended to provide for a revised exercise price of $8.00 per share, which was above the market price of $6.25 per share on the effective date of the amendment. The expiration date of the repriced options was also amended to provide for a new ten-year term commencing on May 4, 1995, under which the options become exercisable at a cumulative rate of 25% per year beginning on May 4, 1997.

A summary of the option activity under the 1990 and 1983 Incentive Stock Plans is as follows:

                                             Number of       Option Price
                                               Shares         Per Share
Outstanding at December 26, 1992              540,412      $ 5.83 - $30.75
  Granted                                     197,000       12.50 -  15.25
  Exercised                                   (22,100)           5.83
  Cancelled                                   (87,400)      10.75 -  30.75
Outstanding at December 25, 1993              627,912       10.75 -  30.75
  Granted                                      10,000           10.25
  Cancelled                                   (90,412)      10.75 -  30.75
Outstanding at December 31, 1994              547,500       10.25 -  19.50
  Granted                                     716,000        6.50 -   8.00
  Cancelled                                  (561,500)       8.00 -  17.00
Outstanding at December 30, 1995              702,000      $ 6.50 - $19.50

The Company also has a stock purchase plan which authorizes 108,000 shares of Common Stock for purchase by supervisory associates at the market price prevailing at the time of purchase. At December 30, 1995, 63,340 shares remained available for issue. Shares sold under this plan are held in escrow until paid for and are subject to repurchase agreements which give the Company the right of first refusal at the prevailing market price. Numbers of shares sold under the plan were 2,100 in 1995, 3,880 in 1994, and 12,700 in 1993.

In 1993, the Company issued options for the purchase of 83,044 shares of Common Stock, which were immediately exercisable at prices ranging from $3.19 - $5.27 per share, in connection with the acquisition of Carriage.






A summary of the option activity under this Plan is as follows:

                                             Number of       Option Price
                                               Shares         Per Share
Outstanding at December 26, 1992                  ---        $ ---   $ ---
  Granted                                      83,044         3.19 -  5.27
  Exercised                                   (10,699)        3.43 -  4.29
Outstanding at December 25, 1993               72,345         3.19 -  5.27
  Exercised                                    (1,529)        4.29 -  5.03
Outstanding at December 31, 1994               70,816         3.19 -  5.27
  Exercised                                    (3,057)        3.43 -  5.03
Outstanding at December 30, 1995               67,759        $3.19 - $5.27

NOTE K--ASSET VALUATION LOSSES

Asset valuation losses of $63,425 ($51,058, after taxes) were recorded in 1995 and are described below. The losses relating to property, plant and equipment and related goodwill were $60,033, inventory losses on product lines to be discontinued were $2,500, and expenses associated with facility consolidations were $892.

In February, 1996, the Company reached an agreement in principle to sell the operating assets of its Threads USA division to American & Efird, Inc., a subsidiary of Ruddick Corporation. The transaction is subject to regulatory approval, the results of certain due diligence, and the execution of a definitive purchase agreement. Based on the proposed terms of the sale, the Company recorded a pre-tax charge in the fourth quarter of 1995 amounting to $41,480 (including $23,421 related to intangibles) to adjust the carrying value of Threads' assets to their estimated fair market value.

Additional 1995 asset valuation losses in the textile segment of $17,988 relate to a plant sale and equipment write-downs and expenses associated with the consolidation of facilities. During 1995, events and circumstances indicated that certain other assets of the Company's textile business might also be impaired. However, the Company's estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. Nonetheless, it is possible that the estimate of undiscounted cash flows may change in the future resulting in the need to adjust the carrying value of those assets.

The 1995 floorcovering segment results included asset valuation losses of $3,957 primarily related to equipment and inventories of a product line to be discontinued.

The carrying value of assets held for sale in the Company's Thread business is $22,090 and is classified as "Assets held for sale" in the current asset section of the balance sheet as of December 30, 1995. Other properties held for sale have a carrying value of $4,396 and are classified in "Other Assets". Operating losses for the Threads business of $957, excluding the adjustments described above, were included in the Company's textile segment results for 1995.

The asset valuation losses in 1994 of $10,397 ($6,446, after taxes) relate to idle facilities and machinery and equipment permanently taken out of service during the year.


NOTE L--LIFE INSURANCE GAIN

The Company recorded a nontaxable gain of $12,835 in the fourth quarter of 1994 from the receipt of insurance proceeds on the life of the former Chairman of Carriage Industries, Inc.

NOTE M--CASUALTY DAMAGE

During 1994 and 1993, certain of the Company's manufacturing facilities were damaged or destroyed by weather-related casualties and a fire. By the end of 1994, all of the damaged facilities were either replaced, repaired or their production capacities consolidated into other manufacturing facilities, and all costs associated with the casualties had been recorded. Each damaged facility was covered by insurance. Substantially all of the casualty and business interruption insurance claims have been settled, and insurance proceeds received by the Company through December 30, 1995 amounted to $48,716. Insurance benefits recognized by the Company amounted to $5,148 in 1995, $10,068 in 1994, and $33,500 in 1993. Casualty
insurance benefits exceeded the book values of the destroyed assets and the cost to repair damaged assets by $8,210 in 1994 and $13,400 in 1993, and are reflected in the financial statements as reductions to cost of sales of $7,941 and $11,600 in 1994 and 1993, respectively, to offset additional expenses incurred as a result of the casualties and as other income of $5,148 in 1995, $269 in 1994 and $1,800 in 1993.

NOTE N--COMMITMENTS

The Company had outstanding commitments for purchases of machinery and equipment and for construction of buildings of approximately $3,816 at December 30, 1995.




























NOTE O--INDUSTRY SEGMENT INFORMATION

The Company operates in two industry segments: textile products and floorcovering. Textile products include yarns, industrial sewing threads and knit fabrics. Floorcovering includes carpet for manufactured housing, recreational vehicles, high-end residential and commercial markets, rugs and yarns.

                            Net Sales            Operating Profit(Loss)(1)
                      1995     1994     1993       1995     1994    1993
Business Segments
  Textile products  $313,697 $332,482 $332,059 $(63,958) $(33,039) $ 1,629
  Floorcovering      361,520  353,960  260,706   20,213    28,117   24,424
  Intersegment
    elimination       (4,375)  (3,583)  (1,357)      (3)      ---      ---
      Total         $670,842 $682,859 $591,408  (43,748)   (4,922)  26,053
Interest expense                                 15,591    13,748   12,773
Corporate expenses                                5,444     5,915    5,159
Life insurance gain                                 ---   (12,835)     ---
Other (income) expense - net                       (111)      195     (899)
  Income (loss) before income
    taxes                                      $(64,672) $(11,945) $ 9,020


                           Identifiable                  Capital
                        Assets at Year End             Expenditures
                      1995     1994     1993       1995     1994    1993
Business Segments
  Textile products  $192,134 $265,932 $306,076    $10,222  $ 9,673 $27,504
  Floorcovering      189,208  205,444  181,663     19,591   21,912  10,316
Corporate             15,655   16,944    8,840        453    1,089   1,005
      Total         $396,997 $488,320 $496,579    $30,266  $32,674 $38,825


                                                        Depreciation
                                                      and Amortization
                                                   1995     1994    1993
Business Segments
  Textile products                                $20,095  $22,188 $20,531
  Floorcovering                                    12,590   11,624   8,051
Corporate                                             860      765     663
      Total                                       $33,545  $34,577 $29,245

(1) Net (gains) losses included in operating profit (loss) on a segment basis but classified in "other (income) expense - net" in the Company's Consolidated Statements of Income (Loss) are as follows: 1995 - $1,223; 1994 - $5,274; 1993 - ($1,741). Operating profit (loss) on a segment basis includes (income) expense related to casualty insurance (gains) losses and asset valuation losses which were recognized as follows: 1995 - Textile products - $58,468; Floorcovering - ($91); 1994 - Textile products - $14,143; Floorcovering - ($4,015).




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

                      YEAR ENDED DECEMBER 30, 1995

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

 (4f)     First Amendment, dated         Incorporated by reference to Exhibit
          August 25, 1993 to Second      (4f) to Dixie's Annual Report on form
          Amended and Restated           10-K for the year ended December 25,
          Revolving Credit and Term      1993.*
          Loan Agreement dated
          January 31, 1992, by and among
          Dixie Yarns, Inc. and Trust
          Company Bank, NationsBank of
          North Carolina, N.A. and
          Chemical Bank.

 (4g)     Third Amended and Restated     Incorporated by reference to Exhibit
          Credit Agreement dated         (4) to Dixie's Quarterly Report on
          March 31, 1995.                Form 10-Q for the quarter ended
                                         April 1, 1995.*

 (4h)     Waiver and First Amendment     Filed herewith.
          to Credit Agreement dated
          February 27, 1996.

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

 (10r)    Form of Nonqualified Stock     Incorporated by reference to Exhibit
          Option Agreement Under the     (10a) to Dixie's Quarterly Report on
          Dixie Yarns, Inc. Incentive    Form 10-Q for the quarter ended
          Stock Plan.                    July 1, 1995.*

 (10s)    Form of Amendment to           Incorporated by reference to Exhibit
          Nonqualified Stock Option      (10b) to Dixie's Quarterly Report on
          Agreement Under the Dixie       Form 10-Q for the quarter ended
          Yarns, Inc. Incentive Stock     July 1, 1995.*
          Plan.

 (11)     Statement re: Computation      Filed herewith.
          of Earnings Per Share.

 (21)     Subsidiaries of the            Incorporated by reference to Exhibit
          Registrant.                    (21) to Dixie's Annual Report on form
                                         10-K for the year ended December 31,
                                         1994.*

 (23)     Consent of Ernst & Young LLP.  Filed herewith.

















*Commission File No. 0-2585