Form 10-Q
period 1996-03-30
DIXIE YARNS INC
filed 1996-05-10
CIK 29332

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549



Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended  March 30, 1996

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

     Class                         Outstanding as of April 30, 1996

Common Stock, $3 Par Value                   10,464,796 shares
Class B Common Stock, $3 Par Value              735,228 shares
Class C Common Stock, $3 Par Value                    0 shares



                            DIXIE YARNS, INC                              2

                                INDEX


Part I. Financial Information:                            Page No.

Consolidated Condensed Balance Sheets --
  March 30, 1996 and December 30, 1995                         3

Consolidated Statements of Income (Loss) --
  Three Months Ended March 30, 1996
  and April 1, 1995                                            5

Consolidated Condensed Statements of Cash Flows --
  Three Months Ended March 30, 1996
  and April 1, 1995                                            6

Notes to Consolidated Condensed Financial Statements           8

Management's Discussion and Analysis of Results of
  Operations and Financial Condition                           9

Part II.  Other Information:

Item 6 - Exhibits and Reports on Form 8-K                     11



PART I - ITEM 1                                                           3

FINANCIAL INFORMATION


                               DIXIE YARNS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                 March 30,    December 30,
                                                   1996           1995
                                               ____________   ____________
                                              (dollar amounts in thousands)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                    $      3,788   $      3,413
  Accounts receivable (less allowance for
    doubtful accounts of $3,291 in 1996
    and $3,156 in 1995)                              30,383         17,369
  Inventories                                       101,292        103,253
  Assets held for sale                               21,669         22,090
  Other                                               7,152         10,518
                                               ____________   ____________

                      TOTAL CURRENT ASSETS          164,284        156,643

PROPERTY, PLANT AND EQUIPMENT                       388,466        383,741
  Less accumulated amortization and
    depreciation                                    197,240        190,238
                                               ____________   ____________

         NET PROPERTY, PLANT AND EQUIPMENT          191,226        193,503

INTANGIBLE ASSETS (less accumulated
  amortization of $6,239 in 1996
    and $5,973 in 1995)                              35,509         35,775

OTHER ASSETS                                         11,131         11,076
                                               ____________   ____________

                              TOTAL ASSETS     $    402,150   $    396,997
                                               ____________   ____________
                                               ____________   ____________














See Notes to Consolidated Condensed Financial Statements.


                          DIXIE YARNS, INC.                               4
                CONSOLIDATED CONDENSED BALANCE SHEETS
                           (UNAUDITED)

                                                 March 30,    December 30,
                                                   1996           1995
                                               ____________   ____________
                                              (dollar amounts in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                             $     27,342   $     20,394
  Accrued expenses                                   25,041         23,294
  Current portion of long-term debt                   2,168          2,171
                                               ____________   ____________

                 TOTAL CURRENT LIABILITIES           54,551         45,859

LONG-TERM DEBT
  Senior indebtedness                                95,062         97,383
  Subordinated notes                                 50,000         50,000
  Convertible subordinated debentures                44,782         44,782
                                               ____________   ____________

                      TOTAL LONG-TERM DEBT          189,844        192,165

OTHER LIABILITIES                                    11,351         11,486

DEFERRED INCOME TAXES                                29,083         29,197

STOCKHOLDERS' EQUITY
  Common Stock - issued and outstanding,
    13,869,422 shares in 1996 and
    13,862,799 shares in 1995                        41,608         41,588
  Class B Common Stock - issued and
    outstanding, 735,228 shares in 1996
    and 1995                                          2,206          2,206
  Additional paid-in capital                        131,620        131,618
  Retained earnings                                   1,456          2,447
  Minimum pension liability adjustment               (4,116)        (4,116)
                                               ____________   ____________

                                                    172,774        173,743
  Less Common Stock in treasury at cost -
    3,404,126 shares in 1996 and
    3,404,123 shares in 1995                         55,453         55,453
                                               ____________   ____________

                TOTAL STOCKHOLDERS' EQUITY          117,321        118,290
                                               ____________   ____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    402,150   $    396,997
                                               ____________   ____________
                                               ____________   ____________




See Notes to Consolidated Condensed Financial Statements.


                                 DIXIE YARNS, INC.                        5
                     CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                    (UNAUDITED)

                                                 Three Months Ended
                                          _________________________________

                                             March 30,          April 1,
                                               1996              1995
                                          ______________     ______________
                                            (dollar amounts in thousands,
                                                except per share data)

Net sales                                  $    161,520       $    181,646

Cost of sales                                   137,260            153,094
                                           ____________       ____________

                             GROSS PROFIT        24,260             28,552

Selling and administrative
  expenses                                       20,806             21,802

Other (income) expense - net                        693                953
                                           ____________       ____________

  INCOME BEFORE INTEREST AND TAXES                2,761              5,797

Interest expense                                  3,977              3,926
                                           ____________       ____________

        INCOME (LOSS) BEFORE INCOME TAXES        (1,216)             1,871

Income tax provision (benefit)                     (225)               988
                                           ____________       ____________

                        NET INCOME (LOSS)  $       (991)      $        883
                                           ____________       ____________
                                           ____________       ____________

Per common and common
  equivalent share:

  Net income (loss)                        $      (0.09)      $       0.06













See Notes to Consolidated Condensed Financial Statements.


                          DIXIE YARNS, INC.                               6
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                 Three Months Ended
                                             ___________________________

                                                March 30,      April 1,
                                                  1996          1995
                                             ____________   ____________
                                            (dollar amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES

    Net income (loss)                        $       (991)  $        883
    Depreciation and amortization                   7,345          9,480
    Provision (benefit) for
      deferred income taxes                           (87)           313
                                             ____________   ____________

                                                    6,267         10,676
    Changes in operating assets and
      liabilities                                     757         (6,337)
                                             ____________   ____________


NET CASH PROVIDED BY
    OPERATING ACTIVITIES                            7,024          4,339




CASH FLOWS FROM INVESTING ACTIVITIES

    Net proceeds from sale of
      property, plant and equipment                   484            318
    Purchase of property, plant and
      equipment                                    (4,832)       (12,642)
                                             ____________   ____________

NET CASH USED IN INVESTING ACTIVITIES              (4,348)       (12,324)
















See Notes to Consolidated Condensed Financial Statements.


                          DIXIE YARNS, INC.                               7
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            - CONTINUED
                            (UNAUDITED)

                                                Three Months Ended
                                             ___________________________

                                               March 30,       April 1,
                                                 1996           1995
                                             ____________   ____________
                                            (dollar amounts in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES

    Net increase (decrease) in
      credit line borrowings                       (1,664)         8,299
    Payments on term-loan                            (625)           -0-
    Capital stock acquired                            -0-            (21)
    Other                                             (12)          (109)
                                             ____________   ____________
NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                           (2,301)         8,169




INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                        375            184

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                        3,413          1,904
                                             ____________   ____________

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                 $      3,788   $      2,088
                                             ____________   ____________
                                             ____________   ____________




SUPPLEMENTAL CASH FLOW INFORMATION

      Interest paid                          $      4,563   $      4,177
                                             ____________   ____________
                                             ____________   ____________

      Tax refunds received, net
       of income taxes paid                  $     (3,313)  $     (2,315)
                                             ____________   ____________
                                             ____________   ____________





See Notes to Consolidated Condensed Financial Statements.


                          DIXIE YARNS, INC.                               8
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements which do not include all of the information and footnotes required in annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 30, 1996 are not necessarily indicative of the results that may be expected for the entire year.

NOTE B - INVENTORIES

Inventories are summarized as follows:

                                            March 30,      December 30,
                                              1996            1995
                                          ____________    ____________
                                          (dollar amounts in thousands)
      At current cost
       Raw materials                      $     21,997    $     21,012
       Work-in-process                          23,898          24,441
       Finished goods                           69,782          73,314
       Supplies, repair parts
         and other                               6,513           6,772
                                          ____________    ____________

                                               122,190         125,539
      Excess of current cost
       over LIFO value                         (20,898)        (22,286)
                                          ____________    ____________

                                          $    101,292    $    103,253
                                          ____________    ____________
                                          ____________    ____________

NOTE C - DEBT AND CREDIT ARRANGEMENTS

At March 30, 1996, unused borrowing capacity under the Company's credit agreements was approximately $39.2 million.



PART I - ITEM 2                                                           9

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is presented to update the discussion of results of operations and financial condition included in the Company's 1995 Annual Report.

RESULTS OF OPERATIONS

In February, 1996, the Company reached an agreement in principle to sell the operating assets of its Threads USA division ("Threads") to American & Efird, Inc. The parties have received official notification of the early termination of the waiting period for the proposed transaction under the Hart-Scott-Rodino Antitrust Improvements Act. Negotiations with American & Efird, Inc. for a definitive agreement are continuing and the transaction is anticipated to be completed in the second quarter. The Company's financial statements include the results of operations of Threads for the quarter ended March 30, 1996.

The following table sets forth selected operating data (in millions of dollars) related to the two business segments of the Company: Textile Products and Floorcovering.

                                                  Quarter Ended
                                              March 30,     April 1,
                                                1996          1995
Sales - Textile products                       $ 74.6        $ 88.4
      - Floorcovering                            88.2          94.2
      - Intersegment elimination                 (1.3)         (1.0)
          Total sales                          $161.5        $181.6

Operating profit/(loss)
      - Textile products                       $ (0.4)       $  0.8
      - Floorcovering                             4.4           6.5
          Total operating profit/(loss)        $  4.0        $  7.3

Sales in the textile products segment for the quarter ended March 30, 1996 declined 16% from the first quarter of 1995 reflecting weak retail demand from customers of certain products of the Company's yarn and knit fabric operations and the sale and consolidation of two textile facilities in mid-1995. The quarter ended March 30, 1996 reflected an operating loss of $.4 million in the textile products segment compared to an operating profit of $.8 million for the corresponding period in 1995. The decline in operating profit was primarily due to the decrease in unit volume which more than offset lower manufacturing and administrative costs. Operating results in the March, 1996 quarter improved approximately $4.4 million (excluding unusual losses) compared to the quarter ended December 30, 1995. The improvement resulted primarily from manufacturing efficiencies and overhead cost reductions.







                                                                         10

Operating profits in the Company's floorcovering segment for the quarter ended March 30, 1996 were $4.4 million on sales of $88.2 million compared with an operating profit of $6.5 million on sales of $94.2 million for the quarter ended April 1, 1995. The decrease in sales and operating profits in the floorcovering segment is due primarily to operations associated with the carpet yarn business in the March, 1996 quarter. Increased demand is currently being experienced in most markets served by the floorcovering operations.

As a result of operating improvements and an improvement in demand currently being experienced, the Company anticipates a return to profitability in the second quarter and expects 1996, as a whole, to be profitable.

The Company's selling and administrative costs decreased $1.0 million in the first quarter of 1996 compared to the first quarter of 1995 primarily from staffing and other cost reduction measures in the textile products segment.




LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 30, 1996, $7.0 million of funds were generated from operating activities while $4.8 million of funds were used for purchases of property, plant and equipment and $2.3 million was used to reduce debt.

At March 30, 1996, the available combined unused borrowing capacity under the Company's revolving credit agreements was approximately $39.2 million.

The Company's future liquidity requirements are expected to consist primarily of capital expenditures and seasonal working capital requirements. These requirements are expected to be financed from operating cash flow and existing debt arrangements. In addition, the Company anticipates proceeds of approximately $50.0 million to result from the planned sale of the Threads business.




PART II. OTHER INFORMATION                                               11

Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

       (i)  Exhibits Incorporated by Reference

            None.

       (ii) Exhibits Filed with this Report

            (11)   Statement re:  Computation of Earnings Per Share.

    (b) Reports on Form 8-K

        No reports on Form 8-K have been filed by the registrant during the three month period ended March 30, 1996.



                                                                         12


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



         May 9, 1996
     ____________________

           (Date)



                                     /s/GLENN M. GRANDIN
                                     __________________________

                                     Glenn M. Grandin
                                     Senior Vice President and
                                     Chief Financial Officer




                         QUARTERLY REPORT ON FORM 10-Q                   13

                                 ITEM 6(a)

                                 EXHIBITS

                         QUARTER ENDED MARCH 30, 1996

                              DIXIE YARNS, INC.

                           CHATTANOOGA, TENNESSEE

                                Exhibit Index

EXHIBIT
  NO.  EXHIBIT DESCRIPTION           INCORPORATION BY REFERENCE

 (11)  Statement re: Computation     Filed herewith.
       of Earnings Per Share.