Form 10-Q
period 1996-06-29
DIXIE YARNS INC
filed 1996-08-13
CIK 29332

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549



Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 29, 1996

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

     Class                         Outstanding as of July 30, 1996

Common Stock, $3 Par Value                   10,466,994 shares
Class B Common Stock, $3 Par Value              735,228 shares
Class C Common Stock, $3 Par Value                    0 shares



                            DIXIE YARNS, INC                              2

                                INDEX


Part I. Financial Information:                            Page No.

Consolidated Condensed Balance Sheets --
  June 29, 1996 and December 30, 1995                          3

Consolidated Statements of Income --
  Three Months Ended June 29, 1996
  and July 1, 1995                                             5

Consolidated Statements of Income --
  Six Months ended June 29, 1996
  and July 1, 1995                                             6

Consolidated Condensed Statements of Cash Flows --
  Six Months Ended June 29, 1996
  and July 1, 1995                                             7

Notes to Consolidated Condensed Financial Statements           9

Management's Discussion and Analysis of Results of
  Operations and Financial Condition                          11

Part II.  Other Information:

Item 4 - Submission of Matters to a Vote of Security Holders  14

Item 6 - Exhibits and Reports on Form 8-K                     14



PART I - ITEM 1                                                           3

FINANCIAL INFORMATION


                               DIXIE YARNS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                 June 29,     December 30,
                                                   1996           1995
                                               ____________   ____________
                                              (dollar amounts in thousands)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                    $      1,150   $      3,413
  Accounts receivable (less allowance for
    doubtful accounts of $3,405 in 1996
    and $3,156 in 1995)                              29,982         17,369
  Inventories                                        92,746        103,253
  Assets held for sale                                   --         22,090
  Other                                              10,270         10,518
                                               ____________   ____________

                      TOTAL CURRENT ASSETS          134,148        156,643

PROPERTY, PLANT AND EQUIPMENT                       392,085        383,741
  Less accumulated amortization and
    depreciation                                    204,090        190,238
                                               ____________   ____________

         NET PROPERTY, PLANT AND EQUIPMENT          187,995        193,503

INTANGIBLE ASSETS (less accumulated
  amortization of $6,501 in 1996
    and $5,973 in 1995)                              35,247         35,775

OTHER ASSETS                                         11,209         11,076
                                               ____________   ____________

                              TOTAL ASSETS     $    368,599   $    396,997
                                               ____________   ____________
                                               ____________   ____________














See Notes to Consolidated Condensed Financial Statements.


                          DIXIE YARNS, INC.                               4
                CONSOLIDATED CONDENSED BALANCE SHEETS
                           (UNAUDITED)

                                                 June 29,     December 30,
                                                   1996           1995
                                               ____________   ____________
                                              (dollar amounts in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                             $     27,100   $     20,394
  Accrued expenses                                   27,319         23,294
  Current portion of long-term debt                   2,634          2,171
                                               ____________   ____________

                 TOTAL CURRENT LIABILITIES           57,053         45,859

LONG-TERM DEBT
  Senior indebtedness                                57,295         97,383
  Subordinated notes                                 50,000         50,000
  Convertible subordinated debentures                44,782         44,782
                                               ____________   ____________

                      TOTAL LONG-TERM DEBT          152,077        192,165

OTHER LIABILITIES                                    11,851         11,486

DEFERRED INCOME TAXES                                28,971         29,197

STOCKHOLDERS' EQUITY
  Common Stock - issued and outstanding,
    13,875,026 shares in 1996 and
    13,862,799 shares in 1995                        41,625         41,588
  Class B Common Stock - issued and
    outstanding, 735,228 shares in 1996
    and 1995                                          2,206          2,206
  Additional paid-in capital                        131,629        131,618
  Retained earnings                                   2,776          2,447
  Minimum pension liability adjustment               (4,116)        (4,116)
                                               ____________   ____________

                                                    174,120        173,743
  Less Common Stock in treasury at cost -
    3,408,030 shares in 1996 and
    3,404,123 shares in 1995                         55,473         55,453
                                               ____________   ____________

                TOTAL STOCKHOLDERS' EQUITY          118,647        118,290
                                               ____________   ____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    368,599   $    396,997
                                               ____________   ____________
                                               ____________   ____________




See Notes to Consolidated Condensed Financial Statements.


                                 DIXIE YARNS, INC.                        5
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)

                                                 Three Months Ended
                                          _________________________________

                                             June 29,           July 1,
                                               1996              1995
                                          ______________     ______________
                                            (dollar amounts in thousands,
                                                except per share data)

Net sales                                  $    167,962       $    177,809

Cost of sales                                   137,533            151,637
                                           ____________       ____________

                             GROSS PROFIT        30,429             26,172

Selling and administrative
  expenses                                       19,800             20,799

Other (income) expense - net                      4,287                 69
                                           ____________       ____________

  INCOME BEFORE INTEREST AND TAXES                6,342              5,304

Interest expense                                  3,805              4,186
                                           ____________       ____________

        INCOME BEFORE INCOME TAXES                2,537              1,118

Income tax provision                              1,217                687
                                           ____________       ____________

                        NET INCOME         $      1,320       $        431
                                           ____________       ____________
                                           ____________       ____________

Per common and common
  equivalent share:

  Net income                               $        .12      $         .03













See Notes to Consolidated Condensed Financial Statements.


                                 DIXIE YARNS, INC.                        6
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)

                                                  Six Months Ended
                                          _________________________________

                                             June 29,           July 1,
                                               1996              1995
                                          ______________     ______________
                                            (dollar amounts in thousands,
                                                except per share data)

Net sales                                  $    329,482       $    359,455

Cost of sales                                   274,793            304,731
                                           ____________       ____________

                             GROSS PROFIT        54,689             54,724

Selling and administrative
  expenses                                       40,606             42,601

Other (income) expense - net                      4,980              1,022
                                           ____________       ____________

  INCOME BEFORE INTEREST AND TAXES                9,103             11,101

Interest expense                                  7,782              8,112
                                           ____________       ____________

        INCOME BEFORE INCOME TAXES                1,321              2,989

Income tax provision                                992              1,675
                                           ____________       ____________

                        NET INCOME         $        329       $      1,314
                                           ____________       ____________
                                           ____________       ____________

Per common and common
  equivalent share:

  Net income                               $        .03      $         .09













See Notes to Consolidated Condensed Financial Statements.


                          DIXIE YARNS, INC.                               7
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                  Six Months Ended
                                             ___________________________

                                                June 29,       July 1,
                                                  1996          1995
                                             ____________   ____________
                                            (dollar amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES

    Net income                               $        329   $      1,314
    Depreciation and amortization                  14,586         18,804
    Provision (benefit) for
      deferred income taxes                          (196)           594
    (Gain) loss on property, plant
      and equipment                                  (558)           938
                                             ____________   ____________

                                                   14,161         21,650
    Changes in operating assets and
      liabilities                                   8,548        (16,109)
                                             ____________   ____________


NET CASH PROVIDED BY
    OPERATING ACTIVITIES                           22,709          5,541




CASH FLOWS FROM INVESTING ACTIVITIES

    Net proceeds from sale of
      property, plant and equipment                23,194            318
    Purchase of property, plant and
      equipment                                    (8,570)       (18,786)
                                             ____________   ____________

NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                             14,624        (18,468)













See Notes to Consolidated Condensed Financial Statements.


                          DIXIE YARNS, INC.                               8
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            - CONTINUED
                            (UNAUDITED)

                                                  Six Months Ended
                                             ___________________________

                                               June 29,       July 1,
                                                 1996          1995
                                             ____________   ____________
                                            (dollar amounts in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES

    Net increase (decrease) in
      credit line borrowings                      (38,150)        12,952
    Payments on term-loan                          (1,250)           -0-
    Capital stock acquired                            (20)           (23)
    Other                                            (176)          (363)
                                             ____________   ____________
NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                          (39,596)        12,566




INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                     (2,263)          (361)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                        3,413          1,904
                                             ____________   ____________

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                 $      1,150   $      1,543
                                             ____________   ____________
                                             ____________   ____________




SUPPLEMENTAL CASH FLOW INFORMATION

      Interest paid                          $      7,960   $      7,505
                                             ____________   ____________
                                             ____________   ____________

      Tax refunds received, net
       of income taxes paid                  $       (706)  $     (1,324)
                                             ____________   ____________
                                             ____________   ____________





See Notes to Consolidated Condensed Financial Statements.


                          DIXIE YARNS, INC.                               9
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements which do not include all of the information and footnotes required in annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 29, 1996 are not necessarily indicative of the results that may be expected for the entire year.

NOTE B - INVENTORIES

Inventories are summarized as follows:

                                            June 29,       December 30,
                                              1996            1995
                                          ____________    ____________
                                          (dollar amounts in thousands)
      At current cost
       Raw materials                      $     20,463    $     21,012
       Work-in-process                          19,561          24,441
       Finished goods                           64,949          73,314
       Supplies, repair parts
         and other                               4,891           6,772
                                          ____________    ____________

                                               109,864         125,539
      Excess of current cost
       over LIFO value                         (17,118)        (22,286)
                                          ____________    ____________

                                          $     92,746    $    103,253
                                          ____________    ____________
                                          ____________    ____________

NOTE C - DEBT AND CREDIT ARRANGEMENTS

Under the terms of the Company's unsecured revolving credit and term-loan agreement, revolving credit availability is permanently reduced by 50% of the net cash proceeds from certain significant asset sales. Accordingly, the revolving credit availability was reduced by $15.5 million as a result of the sale of Threads USA on June 3, 1996. The net effect of the availability reduction and debt repayments increased unused borrowing capacity under the Company's revolving credit agreements from $38.8 million at December 30, 1995 to $61.4 million at June 29, 1996.







                                                                         10

NOTE D - SALE OF THE COMPANY'S THREADS USA BUSINESS

On June 3, 1996, the Company sold its Threads USA business, including substantially all of its property, plant and equipment, raw material and in-process inventories and certain other assets to American & Efird, Inc., a subsidiary of Ruddick Corporation, for $27.2 million cash. Under the terms of the asset purchase agreement: (i) thread inventories retained by the Company are to be held for purchase by American & Efird to service the Threads USA business; (ii) Threads USA's branded product lines must be continued until the earlier of six months or all such inventories are purchased from the Company; and (iii) the Company is prohibited from competing in the thread business for a period of five years. Accounts receivable associated with Threads USA were retained by the Company. Net proceeds from these transactions are anticipated to exceed $50.0 million and are expected to be used primarily to reduce the Company's outstanding long-term debt.

In the fourth quarter of 1995, the Company recorded a valuation allowance of approximately $41.5 million to reduce its investment in Threads USA to estimated net realizable value. Approximately $4.0 million of cost to exit the Threads USA business (consisting primarily of severance costs and pension related settlement expenses which, in accordance with GAAP, could not be recognized as part of the valuation allowance) was recorded in the second quarter of 1996 when the asset purchase agreement was executed.
This cost was included in "Other (income) expense-net" in the Company's consolidated statements of income.

Also, in the second quarter of 1996, the Company recorded a $3.6 million gain primarily resulting from liquidations of thread LIFO inventory quantities carried at lower costs prevailing in prior years. This gain was included as a reduction of costs of sales in the Company's consolidated statements of income.

Threads USA sales were $21.8 million and $45.6 million, respectively in the second quarter and first six months of 1996. Operating profits for Threads USA were $.8 million for the second quarter of 1996 and $1.8 million for the first six months of 1996.




PART I - ITEM 2                                                          11

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is presented to update the discussion of results of operations and financial condition included in the Company's 1995 Annual Report.

RESULTS OF OPERATIONS

On June 3, 1996, the Company sold its Threads USA business, including substantially all of its property, plant and equipment, raw material and in-process inventories and certain other assets to American & Efird, Inc. for $27.2 million cash. Under the terms of the asset purchase agreement:
(i) thread inventories retained by the Company are to be held for purchase by American & Efird to service the Threads USA business; (ii) Threads USA's branded product lines must be continued until the earlier of six months or all such inventories are purchased from the Company; and (iii) the Company is prohibited from competing in the thread business for a period of five years. Accounts receivable associated with Threads USA were retained by the Company. Net proceeds from these transactions are anticipated to exceed $50.0 million and are expected to be used primarily to reduce the Company's outstanding long-term debt.

In the fourth quarter of 1995, the Company recorded a valuation allowance of approximately $41.5 million to reduce its investment in Threads USA to estimated net realizable value. Approximately $4.0 million of cost to exit the Threads USA business (consisting primarily of severance costs and pension related settlement expenses which, in accordance with GAAP, could not be recognized as part of the valuation allowance) was recorded in the second quarter of 1996 when the asset purchase agreement was executed.
This cost was included in "Other (income) expense-net" in the Company's consolidated statements of income.

Also, in the second quarter of 1996, the Company recorded a $3.6 million gain primarily resulting from liquidations of thread LIFO inventory quantities carried at lower costs prevailing in prior years. This gain was included as a reduction of costs of sales in the Company's consolidated statements of income.


















                                                                         12

The following table sets forth selected operating data (in millions of dollars) related to the two business segments of the Company:
Floorcovering and Textile Products.

                                     Quarter Ended      Six Months Ended
                                   June 29,  July 1,    June 29,  July 1,
                                     1996     1995        1996     1995
SALES
  Floorcovering                     $ 96.0   $ 92.3      $184.2   $186.5
  Textile products                    72.9     86.4       147.5    174.8
  Intersegment elimination            (0.9)    (0.9)       (2.2)    (1.8)
    Total sales                     $168.0   $177.8      $329.5   $359.5

OPERATING PROFIT (LOSS)
  Floorcovering
    Excluding unusual items         $  6.4   $  5.1      $ 10.8   $ 11.5
    Unusual items                       --      2.9          --      2.9
      Floorcovering total              6.4      8.0        10.8     14.4

  Textile products
    Excluding unusual items            1.4      0.5         1.0      1.3
    Unusual items                       --     (1.8)         --     (1.8)
      Textile products total           1.4     (1.3)        1.0     (0.5)

Combined
  Excluding unusual items              7.8      5.6        11.8     12.8
  Unusual items                        --       1.1          --      1.1
    Company total                   $  7.8   $  6.7      $ 11.8   $ 13.9

Unusual items in 1995 included a $2.9 million casualty insurance gain in floorcovering and a $1.8 million facilities consolidation charge in textile products.

The decline in 1996 sales is principally the result of the Company's strategy to improve margins by reducing sales of lower margin textile products. This strategy resulted in the consolidation of two synthetic yarn facilities and the sale of an open-end cotton yarn plant in the second and third quarters of 1995, respectively, reducing the Company's capacity to produce commodity textile products. Textile sales were also impacted by weak demand for knit fabrics and the sale of the Company's Threads USA business on June 3, 1996.

Excluding unusual items in 1995, operating profits in the second quarter of 1996 improved $1.3 million in the Company's floorcovering business and $.9 million in its textile operations compared with the previous year. The improved floorcovering results are principally due to stronger second quarter demand for most of the Company's floorcovering products and manufacturing cost reductions. Improved textile earnings reflect the shift in business to higher margin products and reductions in selling and administrative expenses.






                                                                         13

Excluding unusal items in 1995, year-to-date 1996 operating profits declined $.7 million in the Company's floorcovering operations and $.3 million in its textile operations compared to the prior year. The lower 1996 floorcovering operating profits reflected weak demand for carpet yarn in the first quarter. Weak retail demand of customers for certain textile products in the first quarter of 1996 affected year-to-date textile results.

Interest expense decreased in both the second quarter and for the first six months of 1996, compared with the comparable 1995 periods as a result of the lower debt levels in 1996.




LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 29, 1996, operating activities generated funds of $22.7 million (including $11.9 million of working capital reduction associated with the sale of Threads) while net proceeds from the sale of property, plant and equipment (primarily the assets of Threads USA) provided additional funds of $23.2 million. These funds were used to reduce the Company's outstanding long-term debt by $39.6 million and to finance capital expenditures of $8.6 million.

Under the terms of the Company's unsecured revolving credit and term-loan agreement, revolving credit availability is permanently reduced by 50% of the net cash proceeds from certain significant asset sales. Accordingly, the revolving credit availability was reduced by $15.5 million as a result of the sale of Threads USA on June 3, 1996. The net effect of the availability reduction and debt repayments increased unused borrowing capacity under the Company's revolving credit agreements from $38.8 million at December 30, 1995 to $61.4 million at June 29, 1996.

Operating cash flows for the remainder of the year are expected to exceed the Company's liquidity requirements, including capital expenditures, with the excess funds available to reduce debt. The Company also anticipates further debt reductions of approximately $15.0 million funded by the collection of accounts receivable retained in and the sale of inventories associated with the Threads transaction.





PART II. OTHER INFORMATION                                               14

Item 4 - Submission of Matters to a Vote of Security Holders

    (a) The annual meeting of shareholders was held on May 2, 1996.

    (c) The meeting was held to consider and vote upon the election of Directors for the following year. All Directors were elected with the results of the vote for each Director summarized as follows:

                                   FOR      AGAINST   ABSTAIN     TOTAL
Paul K. Brock                  22,402,668   249,413    88,885   22,740,966
Lovic A. Brooks, Jr.           22,566,173    85,908    88,885   22,740,966
Daniel K. Frierson             22,554,963    97,118    88,885   22,740,966
Paul K. Frierson               22,557,568    94,513    88,885   22,740,966
J. Frank Harrison, Jr.         22,567,468    84,613    88,885   22,740,966
James H. Martin, Jr.           22,405,673   246,408    88,885   22,740,966
Peter L. Smith                 22,404,973   247,108    88,885   22,740,966
Joseph T. Spence, Jr.          22,565,773    86,308    88,885   22,740,966
Robert J. Sudderth, Jr.        22,566,263    85,818    88,885   22,740,966

Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

       (i)  Exhibits Incorporated by Reference

            None.

       (ii) Exhibits Filed with this Report

            (11)   Statement re:  Computation of Earnings Per Share.

    (b) Reports on Form 8-K

        Current Report on Form 8-K, dated June 3, 1996, reporting the sale of substantially all of the assets employed in the Company's industrial sewing threads business to American & Efird, Inc.




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



        August 12, 1996
     ____________________

           (Date)



                                     /s/DANIEL K. FRIERSON
                                     __________________________

                                     Daniel K. Frierson
                                     Chairman of the Board,
                                     President and CEO




                                     /s/D. EUGENE LASATER
                                     __________________________

                                     D. Eugene Lasater
                                     Controller



                         QUARTERLY REPORT ON FORM 10-Q                   16

                                 ITEM 6(a)

                                 EXHIBITS

                          QUARTER ENDED JUNE 29, 1996

                              DIXIE YARNS, INC.

                           CHATTANOOGA, TENNESSEE

                                Exhibit Index

EXHIBIT
  NO.  EXHIBIT DESCRIPTION           INCORPORATION BY REFERENCE

 (11)  Statement re: Computation     Filed herewith.
       of Earnings Per Share.