Form 10-Q
period 1996-09-28
DIXIE YARNS INC
filed 1996-11-08
CIK 29332

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549



Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 28, 1996

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

     Class                         Outstanding as of October 29, 1996

Common Stock, $3 Par Value                   10,468,194 shares
Class B Common Stock, $3 Par Value              735,228 shares
Class C Common Stock, $3 Par Value                    0 shares



                            DIXIE YARNS, INC                              2

                                INDEX


Part I. Financial Information:                            Page No.

Consolidated Condensed Balance Sheets --
  September 28, 1996 and December 30, 1995                           3

Consolidated Statements of Income --
  Three Months Ended September 28, 1996
  and September 30, 1995                                             5

Consolidated Statements of Income --
  Nine Months ended September 28, 1996
  and September 30, 1995                                             6

Consolidated Condensed Statements of Cash Flows --
  Nine Months Ended September 28, 1996
  and September 30, 1995                                             7

Notes to Consolidated Condensed Financial Statements                 9

Management's Discussion and Analysis of Results of
  Operations and Financial Condition                                12

Part II.  Other Information:

Item 6 - Exhibits and Reports on Form 8-K                           15



PART I - ITEM 1                                                           3

FINANCIAL INFORMATION


                               DIXIE YARNS, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                              September 28,   December 30,
                                                  1996            1995
                                              _____________   ____________
                                              (dollar amounts in thousands)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                   $       2,190   $      3,413
  Accounts receivable (less allowance for
    doubtful accounts of $3,434 in 1996
    and $3,156 in 1995)                              22,611         17,369
  Inventories                                        92,764        103,253
  Assets held for sale                                   --         22,090
  Other                                               7,519         10,518
                                              _____________   ____________

                      TOTAL CURRENT ASSETS          125,084        156,643

PROPERTY, PLANT AND EQUIPMENT                       394,013        383,741
  Less accumulated amortization and
    depreciation                                    209,680        190,238
                                              _____________   ____________

         NET PROPERTY, PLANT AND EQUIPMENT          184,333        193,503

INTANGIBLE ASSETS (less accumulated
  amortization of $6,749 in 1996
    and $5,973 in 1995)                              35,000         35,775

OTHER ASSETS                                         10,415         11,076
                                              _____________   ____________

                              TOTAL ASSETS    $     354,832   $    396,997
                                              _____________   ____________
                                              _____________   ____________














See Notes to Consolidated Condensed Financial Statements.


                          DIXIE YARNS, INC.                               4
                CONSOLIDATED CONDENSED BALANCE SHEETS
                           (UNAUDITED)

                                              September 28,   December 30,
                                                  1996            1995
                                              _____________   ____________
                                              (dollar amounts in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                            $      32,674   $     20,394
  Accrued expenses                                   24,591         23,294
  Current portion of long-term debt                   2,630          2,171
                                              _____________   ____________

                 TOTAL CURRENT LIABILITIES           59,895         45,859

LONG-TERM DEBT
  Senior indebtedness                                39,113         97,383
  Subordinated notes                                 50,000         50,000
  Convertible subordinated debentures                44,782         44,782
                                              _____________   ____________

                      TOTAL LONG-TERM DEBT          133,895        192,165

OTHER LIABILITIES                                    11,411         11,486

DEFERRED INCOME TAXES                                28,948         29,197

STOCKHOLDERS' EQUITY
  Common Stock - issued and outstanding,
    13,876,826 shares in 1996 and
    13,862,799 shares in 1995                        41,630         41,588
  Class B Common Stock - issued and
    outstanding, 735,228 shares in 1996
    and 1995                                          2,206          2,206
  Common Stock Subscribed                             1,348             --
  Additional paid-in capital                        132,475        131,618
  Stock Subscriptions Receivable                     (2,190)            --
  Retained earnings                                   4,806          2,447
  Minimum pension liability adjustment               (4,116)        (4,116)
                                              _____________   ____________

                                                    176,159        173,743
  Less Common Stock in treasury at cost -
    3,408,532 shares in 1996 and
    3,404,123 shares in 1995                         55,476         55,453
                                              _____________   ____________

                TOTAL STOCKHOLDERS' EQUITY          120,683        118,290
                                              _____________   ____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $     354,832   $    396,997
                                              _____________   ____________
                                              _____________   ____________


See Notes to Consolidated Condensed Financial Statements.


                                 DIXIE YARNS, INC.                        5
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)

                                                  Three Months Ended
                                            ______________________________

                                            September 28,    September 30,
                                                1996             1995
                                            _____________    _____________
                                             (dollar amounts in thousands,
                                                 except per share data)

Net sales                                   $     145,400    $     161,289

Cost of sales                                     120,442          137,894
                                            _____________    _____________

                             GROSS PROFIT          24,958           23,395

Selling and administrative
  expenses                                         16,824           21,346

Other (income) expense - net                        1,682            6,894
                                            _____________    _____________

  INCOME (LOSS) BEFORE INTEREST AND TAXES           6,452           (4,845)

Interest expense                                    2,920            3,985
                                            _____________    _____________

        INCOME (LOSS) BEFORE INCOME TAXES           3,532           (8,830)

Income tax provision (benefit)                      1,502           (2,800)
                                            _____________    _____________

                        NET INCOME (LOSS)   $       2,030    $      (6,030)
                                            _____________    _____________
                                            _____________    _____________

Per common and common
  equivalent share:

  Net income (loss)                         $         .18    $        (.53)













See Notes to Consolidated Condensed Financial Statements.


                                 DIXIE YARNS, INC.                        6
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)

                                                  Nine Months Ended
                                            ______________________________

                                            September 28,    September 30,
                                                1996             1995
                                            _____________    _____________
                                            (dollar amounts in thousands,
                                                except per share data)

Net sales                                   $     474,882    $     520,744

Cost of sales                                     395,235          442,625
                                            _____________    _____________

                             GROSS PROFIT          79,647           78,119

Selling and administrative
  expenses                                         57,430           63,947

Other (income) expense - net                        6,662            7,916
                                            _____________    _____________

   INCOME BEFORE INTEREST AND TAXES                15,555            6,256

Interest expense                                   10,702           12,097
                                            _____________    _____________

  INCOME (LOSS) BEFORE INCOME TAXES                 4,853           (5,841)

Income tax provision (benefit)                      2,494           (1,125)
                                            _____________    _____________

                  NET INCOME (LOSS)         $       2,359    $      (4,716)
                                            _____________    _____________
                                            _____________    _____________

Per common and common
  equivalent share:

  Net income (loss)                         $         .21    $        (.40)













See Notes to Consolidated Condensed Financial Statements.


                          DIXIE YARNS, INC.                               7
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                  Nine Months Ended
                                            ______________________________

                                            September 28,    September 30,
                                                1996             1995
                                            _____________    _____________
                                            (dollar amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES

    Net income (loss)                       $       2,359    $      (4,716)
    Depreciation and amortization                  21,561           27,527
    Provision (benefit) for
      deferred income taxes                          (154)             880
    (Gain) loss on property, plant
      and equipment                                  (354)           9,058
                                            _____________    _____________

                                                   23,412           32,749
    Changes in operating assets and
      liabilities                                  21,523          (16,638)
                                            _____________    _____________


NET CASH PROVIDED BY
    OPERATING ACTIVITIES                           44,935           16,111




CASH FLOWS FROM INVESTING ACTIVITIES

    Net proceeds from sale of
      property, plant and equipment                23,590            6,359
    Purchase of property, plant and
      equipment                                   (11,972)         (24,750)
                                            _____________    _____________

NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                             11,618          (18,391)













See Notes to Consolidated Condensed Financial Statements.


                          DIXIE YARNS, INC.                               8
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            - CONTINUED
                            (UNAUDITED)

                                                  Nine Months Ended
                                            ______________________________

                                            September 28,    September 30,
                                                1996             1995
                                            _____________    _____________
                                            (dollar amounts in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES

    Net increase (decrease) in
      credit line borrowings                      (55,675)          11,185
    Borrowings (payments) under
      term-loan facility                           (1,875)          10,000
    Common stock acquired                             (23)         (18,403)
    Other                                            (203)            (416)
                                            _____________    _____________
NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                          (57,776)           2,366




INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                     (1,223)              86

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                        3,413            1,904
                                            _____________    _____________

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                $       2,190    $       1,990
                                            _____________    _____________
                                            _____________    _____________




SUPPLEMENTAL CASH FLOW INFORMATION

      Interest paid                          $     11,397    $      11,344
                                             ____________    _____________
                                             ____________    _____________

      Tax refunds received, net
       of income taxes paid                  $       (589)   $      (1,248)
                                             ____________    _____________
                                             ____________    _____________




See Notes to Consolidated Condensed Financial Statements.


                          DIXIE YARNS, INC.                               9
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements which do not include all of the information and footnotes required in annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 28, 1996 are not necessarily indicative of the results that may be expected for the entire year.

NOTE B - INVENTORIES

Inventories are summarized as follows:

                                          September 28,    December 30,
                                              1996             1995
                                          _____________    ____________
                                          (dollar amounts in thousands)
      At current cost
       Raw materials                      $      21,843    $     21,012
       Work-in-process                           23,625          24,441
       Finished goods                            57,614          73,314
       Supplies, repair parts
         and other                                4,852           6,772
                                          _____________    ____________

                                                107,934         125,539
      Excess of current cost
       over LIFO value                          (15,170)        (22,286)
                                          _____________    ____________

                                          $      92,764    $    103,253
                                          _____________    ____________
                                          _____________    ____________

The reduction of certain inventory quantities resulted in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years. The effect of these reductions (excluding thread inventory liquidations discussed in Note E,) was to increase net income for the third quarter and first nine months of 1996 by approximately $.6 million ($.05 per share) and $.8 million ($.07 per share), respectively.

NOTE C - DEBT AND CREDIT ARRANGEMENTS

Under the terms of the Company's unsecured revolving credit and term-loan agreement, revolving credit availability is permanently reduced by 50% of the net cash proceeds from certain significant asset sales. Accordingly, the revolving credit availability was reduced by $20.8 million as a result of the sale of Threads USA on June 3, 1996. The net effect of the availability reduction and debt repayments increased unused borrowing capacity under the Company's revolving credit agreements from $38.8 million at December 30, 1995 to $73.6 million at September 28, 1996.
                                                                         10

NOTE D - COMMON STOCK SUBSCRIBED

In August 1996, the Company's Board of Directors adopted a stock ownership plan applicable to the senior management of the Company for the purpose of encouraging each participant to make a significant investment in the Company's Common Stock. Pursuant to the plan, in September 1996, the Company entered into stock subscription agreements with seven of the Company's senior executive officers for the purchase of an aggregate of 449,300 shares at a price of $4.875 per share. The par value of the subscribed shares was credited to Common Stock Subscribed with the excess over par value credited to additional paid-in capital. The aggregate receivable under the subscription agreements is reflected as a reduction from total stockholders' equity.

NOTE E - SALE OF THE COMPANY'S THREADS USA BUSINESS

On June 3, 1996, the Company sold its Threads USA business, including substantially all of its property, plant and equipment, raw material and in-process inventories and certain other assets to American & Efird, Inc. for $27.2 million cash. Under the terms of the asset purchase agreement:
(i) thread inventories retained by the Company were to be held for purchase by American & Efird to service the Threads USA business; (ii) Threads USA's branded product lines must be continued until the earlier of six months or all such inventories are purchased from the Company; and (iii) the Company is prohibited from competing in the thread business for a period of five years. Accounts receivable associated with Threads USA were retained by the Company. Net proceeds from these transactions were anticipated to exceed $50.0 million. From the transaction date on June 3, 1996, through the end of the third quarter of 1996, net proceeds were approximately $46.4 million, including collection of substantially all of the accounts receivables and the sale of approximately sixty percent of the unit volumes of inventories retained by the Company. Proceeds were used to reduce the Company's outstanding long-term debt.

During the first nine months of 1996, operations of the thread business generated sales of $51.1 million, including $10.5 million subsequent to June 3, 1996 related to inventories retained by the Company. Results included operating profits of $1.7 million during the first nine months of 1996. Revenues and costs subsequent to June 3, 1996 substantially offset and included $5.0 million of LIFO inventory gains and approximately $4.4 million of costs to exit the Threads USA business. The exit costs consisted primarily of severance costs and pension related settlement expenses which, in accordance with GAAP, could not be recognized as part of the valuation allowance recorded in 1995. These costs were classified in "Other (income) expense-net" in the Company's consolidated statements of income. The LIFO inventory gains resulted from liquidations of thread LIFO inventory quantities carried at lower costs prevailing in prior years and were reported as a reduction of costs of sales in the Company's consolidated statements of income.







                                                                         11

NOTE F - SUBSEQUENT EVENT

In October 1996, the Company signed a letter of intent to purchase for $25.0 million cash, subject to certain working capital and other adjustments, the business and operating assets of Danube Carpet Mills, Inc., a subsidiary of Shelter Components Corporation. Danube is engaged primarily in the business of manufacturing and selling carpet to the manufactured housing and recreational vehicle industries and had 1995 sales of approximately $69.0 million. The Company anticipates closing the transaction on or about December 31, 1996 subject to regulatory approval, due diligence review, and the execution of a definitive asset purchase agreement.








PART I - ITEM 2                                                          12

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is presented to update the discussion of results of operations and financial condition included in the Company's 1995 Annual Report.

Subsequent to the quarter ended September 28, 1996, the Company signed a letter of intent to purchase for $25.0 million cash, subject to certain working capital and other adjustments, the business and operating assets of Danube Carpet Mills, Inc., a subsidiary of Shelter Components Corporation. The transaction is subject to regulatory approval, due diligence review, and the execution of a definitive asset purchase agreement. The Company anticipates closing the transaction on or about December 31, 1996.

Danube, which had sales of approximately $69.0 million in 1995, is engaged primarily in the business of manufacturing and selling carpet to the manufactured housing and recreational vehicle industries. The Danube acquisition and the mid-year 1996 disposition of the Company's thread business represent a continuation of the Company's strategy to expand its floorcovering business while concentrating on select, targeted markets in the textile business.

RESULTS OF OPERATIONS

On June 3, 1996, the Company sold its Threads USA business, including substantially all of its property, plant and equipment, raw material and in-process inventories and certain other assets to American & Efird, Inc. for $27.2 million cash. Under the terms of the asset purchase agreement:
(i) thread inventories retained by the Company were to be held for purchase by American & Efird to service the Threads USA business; (ii) Threads USA's branded product lines must be continued until the earlier of six months or all such inventories are purchased from the Company; and (iii) the Company is prohibited from competing in the thread business for a period of five years. Accounts receivable associated with Threads USA were retained by the Company. Net proceeds from these transactions were anticipated to exceed $50.0 million. From the transaction date on June 3, 1996, through the end of the third quarter of 1996, net proceeds were approximately $46.4 million, including collection of substantially all of the accounts receivables and the sale of approximately sixty percent of the unit volumes of inventories retained by the Company. Proceeds were used to reduce the Company's outstanding long-term debt.

The Company's operations included thread sales of $5.5 million in the third quarter of 1996 and $51.1 million for the first nine months of 1996, including $10.5 million subsequent to June 3, 1996 related to inventories retained by the Company. Results included an operating loss of $.1 million in the third quarter of 1996 and an operating profit of $1.7 million for the first nine months of 1996. Revenues and costs subsequent to June 3, 1996 substantially offset and included $5.0 million of LIFO inventory gains and approximately $4.4 million of costs to exit the Threads USA business. The exit costs consisted primarily of severance costs and pension related settlement expenses which, in accordance with GAAP, could not be recognized as part of the valuation allowance recorded in 1995. These costs were classified in "Other (income) expense-net" in the Company's consolidated statements of income. The LIFO inventory gains resulted from liquidations
                                                                         13

of thread LIFO inventory quantities carried at lower costs prevailing in prior years and were reported as a reduction of costs of sales in the Company's consolidated statements of income.

The following table sets forth selected operating data (in millions of dollars) related to the two business segments of the Company:
Floorcovering and Textile Products.

                                     Quarter Ended      Nine Months Ended
                                   Sept 28,  Sept 30,   Sept 28,  Sept 30,
                                     1996      1995       1996      1995
SALES
  Floorcovering                     $ 93.3    $ 88.7     $277.5    $275.2
  Textile products                    52.6      74.0      200.1     248.8
  Intersegment elimination            (0.5)     (1.5)      (2.7)     (3.3)
    Total sales                     $145.4    $161.2     $474.9    $520.7

OPERATING PROFIT (LOSS)
  Floorcovering
    Excluding unusual items         $  7.4    $  4.1     $ 18.3    $ 15.6
    Unusual items                       --       1.2         --       4.1
      Floorcovering total              7.4       5.3       18.3      19.7

  Textile products
    Excluding unusual items            0.2      (1.9)       1.2      (0.6)
    Unusual items                       --      (7.0)        --      (8.8)
      Textile products total           0.2      (8.9)       1.2      (9.4)

Combined
  Excluding unusual items              7.6       2.2       19.5      15.0
  Unusual items                        --       (5.8)        --      (4.7)
    Company total                   $  7.6    $ (3.6)    $ 19.5    $ 10.3

Unusual items in floorcovering included casualty insurance gains of $1.2 million and $4.1 million for the quarter and nine months ended September 30, 1995, respectively. Unusual items in textile products included a $1.1 million casualty insurance gain and an $8.1 million charge for the sale of a facility during the quarter and nine months ended September 28, 1995. Textile products also included a $1.8 million facilities consolidation charge in the nine months ended September 28, 1995.

The decline in sales in the Company's textile products segment for the first nine months of 1996 compared with the first nine months of 1995 occurred as a result of decreased sales of lower margin commodity products and the sale of the Company's Threads USA business on June 3, 1996. The facilities consolidation and sale of an open-end cotton yarn plant in 1995 were part of the Company's strategy to decrease production of lower margin commodity products. The Company's sales decline in the quarter ended September 28, 1996, compared with the quarter ended September 30, 1995, resulted primarily from the Threads USA sale.






                                                                         14

Excluding unusual items in 1995, operating profits in the Company's floorcovering business improved $3.3 million in the third quarter of 1996 and $2.7 million in year-to-date 1996 compared with the corresponding 1995 periods. The improved results are principally due to favorable mix toward higher margin products, manufacturing costs reductions, lower selling expenses and inventory liquidation gains of $1.0 million and $1.2 included in the quarter and nine months ended September 28, 1996, respectively.

Excluding unusual items in 1995, operating results in the Company's textile operations improved $2.1 million and $1.8 million in the quarter and nine months ended September 28, 1996, respectively, compared with the corresponding 1995 periods. The improved textile earnings reflect the shift to higher margin products and reductions in selling and administrative expenses.

Interest expense decreased in both the third quarter and the first nine months of 1996, compared with the corresponding 1995 periods as a result of substantially lower debt levels in 1996.




LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 28, 1996, operating activities generated funds of $44.9 million (including $22.8 million of working capital reduction associated with the sale of Threads) while net proceeds from the sale of property, plant and equipment (primarily the assets of Threads USA) provided additional funds of $23.6 million. These funds were used to reduce the Company's outstanding long-term debt by $57.8 million and to finance capital expenditures of $12.0 million.

Under the terms of the Company's unsecured revolving credit and term-loan agreement, revolving credit availability is permanently reduced by 50% of the net cash proceeds from certain significant asset sales. Accordingly, the revolving credit availability was reduced by $20.8 million as a result of the sale of Threads USA on June 3, 1996. The net effect of the availability reduction and debt repayments increased unused borrowing capacity under the Company's revolving credit agreements from $38.8 million at December 30, 1995 to $73.6 million at September 28, 1996.

Operating cash flows for the remainder of the year are currently expected to exceed the Company's liquidity requirements, including planned capital expenditures. The acquisition of Danube is expected to be funded by operating cash flows and borrowings under the Company's revolving credit line.





PART II. OTHER INFORMATION                                               15

Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

       (i)  Exhibits Incorporated by Reference

            None.

       (ii) Exhibits Filed with this Report

            (11)   Statement re:  Computation of Earnings Per Share.

    (b) Reports on Form 8-K

        Current Report on Form 8-K, dated September 9, 1996, reporting subscriptions for 449,300 shares of the Company's Common Stock by seven of the Company's senior executive officers.





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



       November 7, 1996
     ____________________

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

                      QUARTER ENDED SEPTEMBER 28, 1996

                              DIXIE YARNS, INC.

                           CHATTANOOGA, TENNESSEE

                                Exhibit Index

EXHIBIT
  NO.  EXHIBIT DESCRIPTION           INCORPORATION BY REFERENCE

 (11)  Statement re: Computation     Filed herewith.
       of Earnings Per Share.