Form 10-K405
period 1996-12-28
DIXIE YARNS INC
filed 1997-03-27
CIK 29332

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended December 28, 1996.

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

                                  FORM 10-K
                                 (Continued)

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 7, 1997: Common Stock - $69,474,609; Class B Common Stock - No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to section 15(d) of the Act.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

         Class                             Outstanding as of March 7, 1997

Common Stock, $3.00 Par Value                    10,466,894 shares

Class B Common Stock, $3.00 Par Value               735,228 shares

Class C Common Stock, $3.00 Par Value                     0 shares


                      Documents Incorporated By Reference

Specified portions of the following document are incorporated by reference:

Proxy Statement of the registrant for annual meeting of shareholders to be held May 1, 1997 (Part III).









PART I

ITEM 1.  BUSINESS

GENERAL

In 1992, the Company had $470 million in sales consisting of yarns, thread, and fabrics, sold to industrial manufacturers, all of which required further processing by the Company's customers prior to reaching the consumer. The Company has grown into a group of businesses with aggregate sales in excess of $600 million, approximately two-thirds of which are sold into selected floorcovering markets and the remainder into certain textile and apparel markets. Over fifty percent of the Company's products are supplied to its customers in the final form used by the ultimate consumer.

The Company expanded into the floorcovering business through the acquisitions of Carriage Industries, Inc., and Masland Carpets, Inc. in 1993 and Patrick Carpets Mills, Inc. in 1994. In early fiscal 1997, the Company acquired the assets and business of Danube Carpets Mills, Inc.

Since the later part of 1992, the Company has sold or closed a substantial number of textile facilities, including the sale of the Company's thread business. In late 1996, the Company announced its intent to sell its Tarboro, North Carolina textile spinning facility. In each case, the Company has either exited specific markets or product lines in an effort to focus on higher-margin products. Where applicable, equipment and operations have been consolidated into existing facilities in order to continue the production and sale of products that fit the Company's strategy. The Company intends to pursue growth in selected finished apparel markets in order to take advantage of its vertical manufacturing capabilities. The Company believes that vertical expansion into selected finished apparel markets will provide value to its customers through a quality controlled, quick response production and distribution process.

FLOORCOVERING

THE CARPET INDUSTRY - Based on information compiled by the national trade association representing carpet and rug manufacturers, the domestic carpet and rug industry is composed of over 100 manufacturers of which the top 10 account for 75% of the industry's production. The industry has two primary markets, residential and commercial, with the residential market making up the largest portion of the industry's sales. A substantial portion of industry shipments is made in response to replacement demand. The residential market consists of broadloom carpets, rugs, and bathmats in a broad range of styles, colors, and textures. The commercial market consists primarily of broadloom carpets for a variety of institutional applications. The carpet industry also manufactures carpet for the automotive, recreational vehicle, and small boat industries.

There is a high degree of competition within the domestic carpet industry, which also faces competition from the hard surface floorcovering industry. The principal methods of competition within the carpet industry are quality, style, price, and service.

THE COMPANY'S FLOORCOVERING BUSINESS - The Company's floorcovering business consists of four distinct specialty businesses including proprietary yarn for the tufting industry and products for a variety of floorcovering applications. Each business is described below.

Candlewick Yarns produces yarn for the tufting industry. Candlewick's yarn systems are sold for applications in residential and commercial carpet, bath and decorative accent rugs, and automotive floorcovering. Candlewick competes in markets that emphasize product quality, innovation, and customer service. Candlewick's relationships with fiber suppliers and its product development center allow customers a means to evaluate yarn and fiber variations to achieve product enhancement and product differentiation. Approximately 35% of Candlewick's yarn production is used internally by the Company's other floorcovering businesses. Products to outside customers are marketed through Candlewick's own salaried sales force.

Carriage Industries is a vertically integrated carpet manufacturer supplying tufted broadloom carpet for customers of the manufactured/modular housing, recreational vehicle, van conversion, and exposition trade show industries. Carriage creates specialty products geared to specifications that maximize efficiency and minimize waste for their customers with a just-in-time delivery approach through its own trucking fleet. The recent acquisition of Danube Carpet Mills will increase Carriage's sales in the manufactured housing and recreation vehicle industries and provide the opportunity to be more competitive by expanding its core business. Carriage's product lines are marketed by a staff of salaried sales personnel.

Bretlin is a manufacturer of indoor/outdoor needlebond carpet and runners, floormats, decorative accent rugs, commercial/industrial polypropylene needlebond carpet, and synthetic fiber cushion. Its products are marketed to home centers, mass merchants, floorcovering groups or co-ops, distributors, and independent floorcovering retailers. High service standards in terms of speed and accuracy in filling orders for its customers are key competitive factors for Bretlin. Products of Bretlin are marketed primarily through its own sales force, and to a lesser extent, commission sales representatives.

Masland Carpets is a manufacturer of specialty carpets and rugs for the high-end residential and commercial marketplaces. Masland's products are marketed to the architectural and interior design community and specialty floorcovering showrooms. Masland competes in each of these markets through quality, service, and innovation in styling and product design. Masland's Patrick Carpet line is designed to cater to the value oriented commercial customers where style, design, and quality are required. Masland's product lines are marketed by its own sales force.

The Company's sales order backlog position in its floorcovering businesses, excluding Carriage, was approximately $28,000,000 at December 28, 1996 and December 30, 1995. Approximately 90% of orders received by Carriage are shipped within the same week. All of the order backlog can reasonably be expected to be filled within the 1997 fiscal year.

The Company's floorcovering businesses own a variety of trademarks under which their products are marketed. While such trademarks are important to the Company's businesses, there is no one trademark, other than the name Masland itself, which is of material importance to the floorcovering business.



TEXTILES/APPAREL

TEXTILE INDUSTRY - The domestic textile industry encompasses yarn preparation, fabric formation, and product distribution. The industry is structured with various degrees of vertical integration depending on the products involved. Textile products are manufactured for a variety of end uses including home furnishings, industrial products, transportation applications, and apparel. The textile industry is made up of a great number of companies, none of which are believed to have sales that comprise as much as 10% of the total market.

The domestic apparel market, which includes a substantial portion of the customers for the Company's textile products, is continually faced with competition from imports. Additionally, the Company believes that consumer buying patterns will continue to be influenced by mass merchandisers and retailers emphasizing price competition. The domestic textile industry also services the home furnishing and other industries in a number of applications which are impacted by housing sales as well as domestic automotive production levels.

Information published by the U. S. Department of Commerce indicates an increase in the supply of apparel into domestic markets from Mexico and the Caribbean Basin compared with Asian suppliers. The Company believes a substantial portion of the increase has resulted from enacted trade legislation and has increased the demand for domestic textile products as a source of fabric for the manufacture of finished apparel. The Company also believes that merchandisers in the domestic apparel industry prefer a supply of complete finished apparel products. Sales data presented at the annual meeting of the trade association representing American textile manufacturers indicate anticipated sales growth at department stores and specialty outlets. These factors are expected to benefit the high-end value added products of the Company's textile business and support the Company's strategy to grow its package finished apparel business by utilizing the Company's vertical yarn and fabric capabilities and sewing resources in Central America or Mexico.

THE COMPANY'S TEXTILE/APPAREL BUSINESS - The Company's textile/apparel group is comprised of three separate businesses that compete to varying degrees in several textile markets. Products include high quality yarns, knit fabric, and upper-end knit sport finished apparel. The Company intends to utilize its vertical capacity capabilities to further expand its finished knit apparel products. Each business is discussed below.

The Company's yarn business spins, dyes, and processes value-added cotton and high performance specialty synthetic yarns to select manufacturers of high-end upholstery, home furnishings, premium sportswear, hosiery, sweaters, underwear, and automotive body cloth. Products manufactured by the Yarn Group are primarily made from cotton fiber but also include products made from branded specialty synthetic fibers which impart strength, heat resistance, stretch and/or characteristics relating to comfort and insulation properties. A portion of the yarn produced is further processed by the Company's mercerizing and package dye facility. Natural, dyed, and synthetic yarns are marketed through a combination of salaried sales force and, to a lesser extent, commissioned sales agents.




Caro Knit produces 100% cotton knit fabrics. Markets served by Caro Knit's customers include manufacturers of apparel for sportswear, golf shirts, activewear/athletic, and impressions (print-ons). The higher-end products made from Caro Knit fabric compete on the basis of design, fabric consistency, and color. The Company has invested in state-of-the-art dyeing and finishing facilities to achieve optimum color consistency. Caro Knit supplies 100% of the fabric to the Company's recently established finished apparel business. Caro Knit products are sold primarily by the group's salaried sales force.

C-Knit Apparel produces and markets finished knit apparel products catering to sports apparel, branded lines, golf related manufacturers, and advertising specialty and screen printers. C-Knit utilizes the vertical yarn and fabric manufacturing capabilities of the Company along with cutting and contract sewing in order to control the quality and delivery process. C-Knit products are marketed through its own salaried sales force.

The Company's sales order backlog position in its textile/apparel businesses was approximately $56,500,000 on December 28, 1996 compared to $44,000,000 on December 30, 1995. All of these orders can reasonably be expected to be filled within the 1997 fiscal year.

The Company owns a number of patents used in its textile business, and patent protection is sought as a matter of course when machinery or process improvements are made that are considered patentable. However, in the opinion of the Company, its textile operations are not materially dependent upon patents and patent applications.

CUSTOMER AND PRODUCT CONCENTRATION

There was no single class of products exceeding 10 percent of the Company's consolidated sales volume for 1996, 1995, or 1994 and no single customer's sales volume exceeded 10 percent of the Company's consolidated sales volume for 1996.

SEASONALITY

Within the varied markets serviced by the Company, there are a number of seasonal production cycles, but the Company's business as a whole is not considered to be significantly affected by seasonal factors. Consequently, there are no material impacts on working capital relating to seasonality.

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

EMPLOYMENT LEVEL

The Company had approximately 4,600 associates as of the end of fiscal
1996.





ITEM 2.  PROPERTIES

The following table lists the Company's facilities according to location, type of operation and approximate total floor space as of March 7, 1997.

                                                                Approximate
Location                       Type of Operation                Square Feet
                               FLOORCOVERING
Administrative:
  Dalton, GA                   Administrative                       13,000
  Calhoun, GA                  Administrative                       60,000
  Mobile, AL                   Administrative                       20,000
                                 Total Administrative               93,000
Warehousing:
  Ringgold, GA                 Warehousing                         119,000

Manufacturing:
  Lemoore, CA                  Tufted Yarn Spinning                322,000
  Ringgold, GA                 Tufted Yarn Spinning                290,000
  (1) Roanoke, AL              Tufted Yarn Spinning                190,000
  Calhoun, GA                  Carpet Manufacturing,
                                 Distribution                    1,439,000
  Atmore, AL                   Carpet Manufacturing,
                                 Distribution                      342,000
  Mobile, AL                   Rug Manufacturing, Distribution     400,000
  LaFayette, GA                Filament Processing                  73,000
                                 Total Manufacturing             3,056,000

                               TEXTILE/APPAREL
Manufacturing:
  Chattanooga, TN              Yarn Spinning                       440,000
  Mebane, NC                   Yarn Spinning                        99,000
  Ranlo, NC                    Yarn Spinning                       319,000
  (2) Tarboro, NC              Yarn Spinning                       340,000
  Chattanooga, TN              Package Yarn Dyeing, Bleaching
                                 and Mercerizing                   276,000
  Jefferson, SC                Knitting, and Fabric Dyeing
                                 and Finishing                     274,000
                                 Total Manufacturing             1,748,000

                               CORPORATE
Administrative:
  Chattanooga, TN              Administrative                       41,000

                                 Total                           5,057,000






ITEM 2.  PROPERTIES - CONTINUED

(1) This property is currently leased. Under the provisions of the Roanoke, AL lease, the Company is acquiring title to the property over the term of the lease, which is expected to terminate in 2004.

(2) Currently operating; "held for sale".

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of 1996 to a vote of the shareholders.














Pursuant to instruction G of Form 10-K the following is included as an unnumbered item to Part I.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and offices held by the executive officers of the registrant as of March 7, 1997, are listed below along with their business experience during the past five years.

         Name, Age                     Business Experience During
        and Position                         Past Five Years

Daniel K. Frierson, 55                 Director since 1973, Chairman of
Chairman of the Board, President       the Board since 1987 and Chief
and Chief Executive Officer,           Executive Officer since 1980.
Director, Member of Executive          Director of SunTrust Bank,
Committee                              Chattanooga, N.A.  Brother of
                                       Paul K. Frierson.


Glenn A. Berry, 49                     Executive Vice President and Chief
Executive Vice President and           Financial Officer since January,
Chief Financial Officer                1997.  Vice President, Lighting
                                       Products Group, MagneTek, Inc.,
                                       March, 1995 to December, 1996.
                                       Vice President, Allied Signal
                                       Laminate Systems 1986 to 1994.


William N. Fry, IV, 38                 Executive Vice President and Chief
Executive Vice President and Chief     Operating Officer, Floorcovering
Operating Officer, Floorcovering       Group since January, 1997.
Group                                  Executive Vice President and Chief
                                       Operating Officer, Candlewick,
                                       Carriage and Bretlin since January,
                                       1996.  President, Bretlin from
                                       January, 1995 to January, 1996.
                                       Executive Vice President, Bretlin
                                       from November, 1993 to January,
                                       1995.  Business Analyst, Carriage
                                       from July, 1993 to November, 1993.
                                       General Manager, Dyed Yarns from
                                       May, 1992 to July, 1993.  Assistant
                                       Plant Manager, Chattanooga Finishing
                                       from July, 1991 to May, 1992.













EXECUTIVE OFFICERS OF THE REGISTRANT - CONTINUED

         Name, Age                     Business Experience During
        and Position                         Past Five Years

George B. Smith, 56                    Executive Vice President and
Executive Vice President               Chief Operating Officer, Textile/
and Chief Operating Officer,           Apparel Group since September, 1996.
Textile/Apparel Group                  Executive Vice President and
                                       President, Natural/Dyed Yarns
                                       and Knits since March, 1994.
                                       President, Natural and Dyed Yarn
                                       Group from August, 1993 to March,
                                       1994.  President Natural Yarn Group
                                       from October, 1992 to August, 1993.
                                       Self-employed (Consulting and
                                       Commission Sales) June, 1990 to
                                       November, 1992.


Philip H. Barlow, 47                   Vice President and President of
Vice President and President,          Carriage Industries, Inc. since
Carriage Industries, Inc.              1993.  Vice President of Sales and
                                       Marketing, Carriage, 1988 to 1993.
                                       Director of Sales and Marketing,
                                       Carriage, 1986 to 1988.


Kenneth L. Dempsey, 38                 Vice President and President,
Vice President and President,          Masland Carpets, Inc. since
Masland Carpets, Inc.                  January, 1997.  Vice President
                                       of Marketing, Masland, 1991 to 1996.
                                       Director of Marketing, The Harbinger
                                       Company, Inc., subsidiary of Horizon
                                       Industries, Inc., 1982 to 1991.


Paul K. Frierson, 59                   Director since 1988.  Vice President
Vice President and President,          and President, Candlewick Yarns
Candlewick Yarns, Director             since 1989.  Director of
                                       NationsBank/Chattanooga.  Brother of
                                       Daniel K. Frierson.


W. Derek Davis, 46                     Vice President of Human Resources
Vice President, Human                  since January, 1991.  Corporate
Resources                              Employee Relations Director,
                                       1990 to 1991.










EXECUTIVE OFFICERS OF THE REGISTRANT - CONTINUED

         Name, Age                     Business Experience During
        and Position                         Past Five Years

Gary A. Harmon, 51                     Treasurer since 1993.
Treasurer                              Director of Tax and Financial
                                       Planning, 1985 to 1993.


D. Eugene Lasater, 46                  Controller since 1988.
Controller


Starr T. Klein, 54                     Secretary since November, 1992.
Secretary                              Assistant Secretary, 1987 to 1992.




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

As of March 7, 1997, the total number of record holders of the Company's Common Stock was approximately 4,500 and the total number of holders of the Company's Class B Common Stock was 16. Management of the Company estimates that there are approximately 3,600 shareholders who hold the Company's Common Stock in nominee names. Dividends and Price Range of Common Stock for the four quarterly periods in the years ended December 28, 1996 and December 30, 1995 are as follows:









                                 DIXIE YARNS, INC.
                        QUARTERLY FINANCIAL DATA, DIVIDENDS
                          AND PRICE RANGE OF COMMON STOCK
                                    (Unaudited)
                   (dollars in thousands, except per share data)


                                                              1996
Quarter                                    1st          2nd          3rd          4th
Net sales                               $161,520     $167,962     $145,400     $140,199
Gross profit                              24,260       30,429       24,958       20,229
Net income (loss)                           (991)       1,320        2,030      (13,572)
Earnings (loss) per common and
  common equivalent share                   (.09)         .12          .18        (1.21)
Dividends:
  Common Stock                               ---          ---          ---          ---
  Class B Common Stock                       ---          ---          ---          ---

Common Stock prices:
  High                                  $   5.13     $   5.38     $   5.13     $   8.13
  Low                                       3.81         4.25         3.88         4.38



                                                              1995
Quarter                                    1st          2nd          3rd          4th
Net sales                               $181,646     $177,809     $161,289     $150,099
Gross profit                              28,552       26,172       23,395       19,962
Net income (loss)                            883          431       (6,030)     (47,463)
Earnings (loss) per common and
  common equivalent share                    .06          .03         (.53)       (4.24)
Dividends:
  Common Stock                               ---          ---          ---          ---
  Class B Common Stock                       ---          ---          ---          ---

Common Stock prices:
  High                                  $   7.13     $   7.19     $   7.13     $   6.00
  Low                                       4.88         5.50         5.63         3.75




The total of quarterly earnings per share does not equal the annual earnings per share due primarily to Common Stock purchased and issued during the respective periods.
During the fourth quarter of 1996, the Company recognized asset valuation losses of
$18,995 ($13,074, or $1.17 per share after taxes).  During the fourth quarter of 1995, the Company recognized asset valuation losses of $53,751 ($44,674, or $3.99 per share after taxes).

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
                                                                             Year Ended
                                            December 28,    December 30,    December 31,    December 25,     December 26,
                                                1996            1995            1994            1993(1)          1992
Net sales                                     $615,081        $670,842        $682,859        $591,408         $469,832

Income (loss) from continuing
  operations(2)                                (11,213)        (52,179)         (3,227)          4,684            5,467

Total assets                                   328,135         396,997         488,320         496,579          397,080

Long-term debt:
  Senior indebtedness                           34,036          97,383          87,025          87,650           70,023
  Subordinated notes                            50,000          50,000          50,000          50,000           50,000
  Convertible subordinated debentures           44,782          44,782          44,782          44,782           44,782

Common Stock, subject to put option                ---             ---          18,178          18,178              ---

Per Share:
  Income (loss) from continuing
    operations:  (2)
    Primary                                      (1.00)          (4.44)           (.24)            .41              .62
    Fully diluted                                (1.00)          (4.44)           (.24)            .40              .62

  Cash dividends declared:
    Common Stock                                   ---             ---             .20             .20              .20
    Class B Common Stock                           ---             ---             .20             .20              .20

(1)  Includes the results of operations of Carriage Industries, Inc. and Masland Carpets, Inc. subsequent to their acquisitions on
     March 12, 1993 and July 9, 1993, respectively.

(2)  Income (loss) from continuing operations includes asset valuation losses of $13,074, or $1.17 per share, for the year ended
     December 28, 1996, asset valuation losses of $51,058, or $4.35 per share, and casualty insurance gains of $3,298, or $.28 per share, for the year ended December 30, 1995, asset valuation losses of $6,446, or $.49 per share, and a nontaxable life insurance gain of $12,835, or $.97 per share, for the year ended December 31, 1994.  See Note B, Note K, Note L, Note M, and
     Note N to the Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

An integral part of the Company's strategy has involved expansion of its floorcovering business and to focus its textile/apparel business on higher margin markets as well as vertical growth through finished apparel. Another part of the Company's strategy, which is shared by both business groups, is to be consumer driven and to increase its production and sales of products that are sold in the form used by the ultimate consumer.

The Company expanded its floorcovering business early in fiscal 1997 when the assets and business of Danube Carpet Mills, Inc. were acquired for $18.2 million cash. Danube, which had 1996 sales of approximately $75.0 million, manufactures carpet for the manufactured housing, recreational vehicle, and van conversion industries. The carpet manufacturing and distribution operations of Danube have been consolidated into existing facilities and its carpet yarn plant is operating as a part of the Company's carpet yarn operation. This acquisition complements the Company's floorcovering business and is expected to significantly enhance operating results through an increase in production volume and a favorable product mix.

Implementation of these strategies resulted in unusual charges to operations in 1996, 1995, and 1994. The results for 1996 included charges of $20.6 million ($14.3 million after-tax, or $1.27 per share), primarily relating to the write-down of the Company's Tarboro textile spinning facility, which is being held for sale, costs associated with the sale of the Company's thread business, as well as costs to consolidate operations and exit certain lower-margin product lines. In 1995, net charges of $58.4 million ($47.9 million after-tax, or $4.07 per share), were recorded principally related to the disposal of the Company's thread business, asset impairment losses, a plant sale, and facility consolidations. The Company's 1994 results included a $12.8 million nontaxable life insurance gain and $19.6 million of net charges to write-down idled facilities and for losses related to discontinued product lines. The aggregate effect of these items in 1994 was a pre-tax charge of $6.8 million ($.6 million after-tax gain, or $.05 per share).

Including the unusual items described above, the Company reported a net loss of $11.2 million, or $1.00 per share, in 1996, $52.2 million, or $4.44 per share, in 1995, and $3.2 million, or $.24 per share, in 1994.

Excluding the unusual items, net income was $3.1 million, or $.27 per share, in 1996, compared with a net loss of $4.3 million, or $.37 per share, in 1995, and a net loss of $3.8 million, or $.29 per share, in 1994.









The following table reflects selected operating data related to the two business segments of the Company: Floorcovering and Textile/apparel (see additional information in Note P to the consolidated financial statements). The effects of the unusual items have been reported separately in order to more clearly understand the operations of each segment.

(dollars in millions)

                                                 1996      1995     1994
Sales
  Floorcovering                                 $366.4   $361.5   $354.0
  Textile/apparel                                252.0    313.7    332.5
  Intersegment elimination                        (3.3)    (4.4)    (3.6)
    Total sales                                 $615.1   $670.8   $682.9

Operating profit (loss)
  Floorcovering
    Excluding unusual items                     $ 25.4   $ 20.1   $ 25.4
    Unusual items                                 (1.9)     0.1      2.7
      Floorcovering operating profit              23.5     20.2     28.1
  Textile/apparel
    Excluding unusual items                       (1.3)    (5.4)   (10.9)
    Unusual items                                (18.7)   (58.5)   (22.1)
      Textile/apparel operating loss             (20.0)   (63.9)   (33.0)
  Combined
    Excluding unusual items                       24.1     14.7     14.5
    Unusual items                                (20.6)   (58.4)   (19.4)
      Company operating profit (loss)           $  3.5   $(43.7)  $ (4.9)

1996 Compared to 1995 (excluding unusual items) - Operating profits in the Company's floorcovering business increased by $5.3 million or 26% in 1996, compared with 1995. During this period sales increased by 1%. The improvement in operating profit was attributable to a shift in sales mix to higher-margin products, and a $2.8 million gain from liquidation of LIFO inventories.

Operating losses for the Company's textile/apparel business declined $4.1 million in 1996 compared with 1995 despite a 20% decline in net sales. The improved results in 1996 were attributable to the exit of lower-margin product lines and businesses and reduced manufacturing, selling and administrative expenses. The decline in sales is principally attributable to the sale of the Company's thread business on June 3, 1996.

Interest expense declined in 1996 compared with 1995 by $2.6 million due to a $62.9 million reduction in debt, which was funded by the proceeds from the sale of the Company's thread business and operating cash flows.

1995 Compared to 1994 (excluding unusual items) - Although sales in the Company's floorcovering business increased 2% in 1995 compared with 1994, operating profits declined by $5.3 million in 1995 compared with the 1994 results. Excess capacity and a slowdown in demand in the carpet industry resulted in pressure on selling prices during a period when material costs increased. During 1995, disruption costs were incurred as a result of capacity expansions at Carriage and Masland. These expansions positioned the floorcovering segment to take advantage of anticipated growth. Selling expense increased in 1995 compared with 1994 to accommodate new product introductions and to increase staff for anticipated sales growth.

Sales in the Company's textile/apparel business declined 6% in 1995 compared with 1994. The decline in sales occurred in the last half of 1995, particularly in the fourth quarter, as the Company's customers, primarily apparel and upholstery fabric manufacturers, were severely affected by a general slowdown in retail sales of their products. Additionally, sales volume was negatively impacted as a result of plant consolidations and a plant sale in the second and third quarters of 1995, respectively. Operating losses in the textile/apparel business declined by $5.5 million in 1995 compared with 1994. The 1995 improvement resulted from significant cost reductions due to manufacturing efficiencies and lower selling and administrative costs which more than offset higher cotton and other raw material costs.

Interest expense increased by $1.8 million in 1995 compared with 1994 due to the general increase in interest rates. During 1996, 1995, and 1994, the Company's effective income tax rate differs from statutory income tax rates primarily due to nondeductible amortization and write-offs of intangible assets and the nontaxable life insurance gain in 1994.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The Statement has a required adoption date of 1997 and provides new accounting and financial reporting rules for sales, securitizations, and servicing of receivables and other financial assets, for secured borrowing and collateral transactions, and for extinguishments of liabilities. The required changes from the adoption of this new standard are not expected to have a material effect on the Company's financial statements.




LIQUIDITY AND CAPITAL RESOURCES

During the three-year period ended December 28, 1996, cash flows generated from operating activities totaled $103.9 million and were supplemented by $34.3 million from asset sales and $16.8 million of life insurance proceeds. These funds were used to finance the Company's operations and capital expenditures, to reduce debt, and to repurchase stock upon exercise of the put option issued in connection with the acquisition of Masland Carpets, Inc.

Capital expenditures (including expenditures of $3.1 million in 1994 related to casualty losses) were $83.7 million during the three-year period ended December 28, 1996 and were directed toward upgrading equipment to improve quality and manufacturing efficiency, as well as expanding manufacturing capacity and service capability in the Company's floorcovering business. During this period, charges for depreciation and amortization totaled $99.4 million.

During 1996, the Company's debt was reduced by $62.9 million, primarily from proceeds related to the sale of the Company's thread business. The Company's operating activities generated $55.0 million in cash flows (including $31.8 million in working capital reductions related to the sale of the thread business) and $24.1 million of funds were generated from asset sales (including $21.9 million for the sale of the thread business). These funds substantially financed the Company's operations, fixed asset purchases of $17.6 million and the debt reduction.

In 1993, approximately 1.0 million shares of the Company's Common Stock were issued under a put option arrangement relating to the acquisition of Masland Carpets, Inc. The holders exercised their right on July 10, 1995 to put the shares to the Company at a price of approximately $18.00 per share.

In October 1993, the Company entered into a seven-year agreement and sold a $45.0 million undivided interest in a revolving pool of its trade accounts receivable. The sale is reflected as a reduction of accounts receivable in the Company's balance sheets. No further interest has been sold under this agreement subsequent to the original sale. The cost of this program was fixed at 6.08% per annum of the undivided interest sold plus administrative fees typical in such transactions. In addition, the Company is generally at risk for credit losses associated with sold receivables and provides for such in the Company's financial statements.

At December 28, 1996, the Company's debt structure consisted of $44.8 million of convertible subordinated debentures, $50.0 million of subordinated notes and $34.0 million of senior indebtedness, principally under the Company's revolving credit and term loan agreement. The convertible subordinated debentures require annual mandatory sinking fund payments of $2.5 million, beginning in 1998. Principal payments are not required under the Company's subordinated notes until the year 2000. The revolving credit and term loan agreement was renewed for five years in March, 1995. The amended agreement provides for revolving credit of up to $125.0 million through the five-year commitment period and a $10.0 million term loan. Principal payments on the term loan are due in quarterly installments of $625,000 which began in March, 1996. Under the terms of the revolving credit agreement, borrowing capacity is permanently reduced by 50% of the net cash proceeds from certain significant asset sales. Accordingly, the borrowing line has been reduced by $24.6 million as a result of the sales of the Company's Newton plant in September, 1995 and thread business in June, 1996.

Interest rates available under the facility are selected by the Company from a number of options which effectively allow for borrowings at rates equal to or lower than the greater of the lender's prime rate or the federal funds rate plus .5%. At year end, the available unused borrowing capacity under revolving credit facilities was $77.1 million. Early in fiscal 1997, $18.2 million of the availability was used to finance the acquisition of Danube Carpet Mills, Inc.

Under restrictions set forth in the Company's subordinated note agreement, and absent a waiver from the lender or an amendment, future dividends may be paid only to the extent of 75% of the excess of cumulative income, excluding extraordinary items, for periods subsequent to December 28, 1996 above $68.6 million. During the fourth quarter of 1996, the subordinated note lender granted the Company a waiver to permanently exclude the write-down and subsequent sale of the carrying amounts of the property, machinery, and related assets of the Company's Tarboro spinning facility from a net worth covenant contained within the agreement.

Availability under the Company's debt arrangements and expected operating cash flows are deemed adequate to finance the Company's future liquidity requirements, which are anticipated to consist primarily of capital expenditures and seasonal working capital needs.




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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section entitled "Information about Nominees for Directors" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 1, 1997 is incorporated herein by reference. Information regarding the executive officers of the registrant is presented in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The section entitled "Executive Compensation Information" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 1, 1997 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Principal Shareholders", as well as the beneficial ownership table (and accompanying notes) from the section entitled "Information About Nominees for Directors" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 1, 1997 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Transactions Between the Company and Directors and Officers" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 1, 1997 is incorporated herein by reference.

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

                  (4h) Waiver and First Amendment to Credit Agreement dated February 27, 1996.

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




ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K - CONTINUED

                  (10p) Certificate Purchase Agreement dated
                        October 15, 1993, among Dixie Yarns, Inc., Dixie Funding, Inc. and Keyport Life Insurance Company.

                  (10q) Form of Nonqualified Stock Option Agreement Under the
                        Dixie Yarns, Inc. Incentive Stock Plan.

                  (10r) Form of Amendment to Nonqualified Stock Option
                        Agreement Under the Dixie Yarns, Inc. Incentive Stock Plan.

                  (10s) Asset Purchase Agreement dated May 23, 1996, by and
                        among T-C Threads, Inc. d/b/a Threads USA, Threads of Puerto Rico, Inc., Productos para la Industria de la Maquila, S. A., PRIMA, Hilos y Accessorios, S. A. de
                        C. V., and Dixie Yarns, Inc. and American & Efird, Inc.

                  (10t) Amendment, dated May 31, 1996, to Asset Purchase
                        Agreement dated May 23, 1996, by and among T-C Threads, Inc. d/b/a Threads USA, Threads of Puerto Rico, Inc., Productos para la Industria de la Maquila, S. A., PRIMA, Hilos y Accessorios, S. A. de C. V., and Dixie Yarns, Inc. and American & Efird, Inc.

                  (10u) Second Amendment, dated June 3, 1996, to Asset Purchase
                        Agreement dated May 23, 1996, by and among T-C Threads, Inc., d/b/a Threads USA, Threads of Puerto Rico, Inc., Productos para la Industria de la Maquila, S. A., PRIMA, Hilos y Accessorios, S. A. de C. V., and Dixie Yarns, Inc. and American & Efird, Inc.

                  (10v) Yarn and Finished Goods Agreement dated as of June 3,
                        1996, by and among T-C Threads, Inc. d/b/a Threads USA, Threads of Puerto Rico, Inc., Productos para la Industria de la Maquila, S. A., PRIMA, Hilos y Accessorios, S. A. de C. V., and Dixie Yarns, Inc. and American & Efird, Inc.

                  (10w) Accounts Receivable Agreement dated as of June 3, 1996, by and among T-C Threads, Inc. d/b/a Threads USA, Threads of Puerto Rico, Inc., Productos para la Industria de la Maquila, S. A., PRIMA, Hilos y Accessorios, S. A. de C. V., and Dixie Yarns, Inc. and American & Efird, Inc.

                  (10x) Noncompetition Agreement dated as of June 3, 1996, by and among T-C Threads, Inc. d/b/a Threads USA, Threads of Puerto Rico, Inc., Productos para la Industria de la Maquila, S. A., PRIMA, Hilos y Accessorios, S. A. de
                        C. V., and Dixie Yarns, Inc. and American & Efird, Inc.

             (ii) Exhibits filed with this report:

                  (4i)  Waiver and Modification Agreement dated November 1,
                        1996.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K - CONTINUED

                  (4j)  Waiver Letter dated December 13, 1996.

                  (10a) Dixie Yarns, Inc. Incentive Stock Plan as amended.

                  (10b) Form of Stock Option Agreement Under the Dixie Yarns,
                        Inc. Incentive Stock Plan as amended.

                  (10y) Dixie Yarns, Inc. Stock Ownership Plan as amended.

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

                                                 DIXIE YARNS, INC.


March 26, 1997                                   BY: /s/DANIEL K. FRIERSON
                                                     Daniel K. Frierson,
                                                     Chairman of the Board,
                                                     President and Chief
                                                     Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             Chairman of the Board,
                             President, Director and
/s/DANIEL K. FRIERSON        Chief Executive Officer         March 26, 1997
Daniel K. Frierson



                             Vice President,
                             President of Candlewick
/s/PAUL K. FRIERSON          Yarns and Director              March 26, 1997
Paul K. Frierson



                             Executive Vice President and
/s/GLENN A. BERRY            Chief Financial Officer         March 26, 1997
Glenn A. Berry



/s/D. EUGENE LASATER         Controller                      March 26, 1997
D. Eugene Lasater



/s/PAUL K. BROCK             Director                        March 26, 1997
Paul K. Brock








SIGNATURES -- CONTINUED


/s/LOVIC A. BROOKS, JR.      Director                        March 26, 1997
Lovic A. Brooks, Jr.



/s/J. FRANK HARRISON, JR.    Director                        March 26, 1997
J. Frank Harrison, Jr.



/s/JAMES H. MARTIN, JR.      Director                        March 26, 1997
James H. Martin, Jr.



/s/JOHN W. MURREY, III       Director                        March 26, 1997
John W. Murrey, III



/s/PETER L. SMITH            Director                        March 26, 1997
Peter L. Smith



/s/ROBERT J. SUDDERTH, JR.   Director                        March 26, 1997
Robert J. Sudderth, Jr.








































                          ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14 (a)(1) AND (2) AND ITEM 14(d)

        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                             FINANCIAL STATEMENTS

                         FINANCIAL STATEMENT SCHEDULES

                         YEAR ENDED DECEMBER 28, 1996

                               DIXIE YARNS, INC.

                            CHATTANOOGA, TENNESSEE































FORM 10-K--ITEM 14(a)(1) and (2)

DIXIE YARNS, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Dixie Yarns, Inc. and subsidiaries are included in Item 8:

         Report of Independent Auditors

         Consolidated balance sheets--December 28, 1996 and December 30, 1995

         Consolidated statements of operations--Years ended
         December 28, 1996, December 30, 1995, and December 31, 1994

         Consolidated statements of cash flows--Years ended
         December 28, 1996, December 30, 1995, and December 31, 1994

         Consolidated statements of stockholders' equity--Years ended December 28, 1996, December 30, 1995, December 31, 1994

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













Report of Independent Auditors



Board of Directors
Dixie Yarns, Inc.




     We have audited the accompanying consolidated balance sheets of Dixie Yarns, Inc. and subsidiaries as of December 28, 1996 and December 30, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 28, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dixie Yarns, Inc. and subsidiaries at December 28, 1996 and December 30, 1995, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 28, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note A to the consolidated financial statements, in 1995 the Company adopted the provisions of Statement of Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."





                                            ERNST & YOUNG LLP




Chattanooga, Tennessee
February 20, 1997



                                     DIXIE YARNS, INC.
                                CONSOLIDATED BALANCE SHEETS
                       (dollars in thousands, except per share data)



                                                           December 28,     December 30,
                                                              1996             1995

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                 $  1,988         $  3,413
  Accounts receivable (less allowance for doubtful
    accounts of $3,614 in 1996 and $3,156 in 1995)            14,628           17,369
  Inventories                                                 93,226          103,253
  Assets held for sale                                        10,350           22,090
  Other                                                       10,520           10,518

    TOTAL CURRENT ASSETS                                     130,712          156,643

PROPERTY, PLANT AND EQUIPMENT

  Land and improvements                                        8,673            9,128
  Buildings and improvements                                  65,960           72,544
  Machinery and equipment                                    263,940          302,069

                                                             338,573          383,741
  Less accumulated amortization and depreciation             182,797          190,238

    NET PROPERTY, PLANT AND EQUIPMENT                        155,776          193,503

INTANGIBLE ASSETS (less accumulated amortization of
  $6,928 in 1996 and $5,973 in 1995)                          31,611           35,775

OTHER ASSETS                                                  10,036           11,076







TOTAL ASSETS                                                $328,135         $396,997
















See notes to consolidated financial statements.









                                                           December 28,     December 30,
                                                              1996             1995

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                          $ 31,473       $ 20,394
  Accrued expenses                                            24,338         23,294
  Current portion of long-term debt                            2,641          2,171
    TOTAL CURRENT LIABILITIES                                 58,452         45,859

LONG-TERM DEBT
  Senior indebtedness                                         34,036         97,383
  Subordinated notes                                          50,000         50,000
  Convertible subordinated debentures                         44,782         44,782
    TOTAL LONG-TERM DEBT                                     128,818        192,165

OTHER LIABILITIES                                              9,555         11,486

DEFERRED INCOME TAXES                                         22,760         29,197

STOCKHOLDERS' EQUITY
  Common Stock ($3 par value per share):  Authorized
    80,000,000 shares, issued - 13,876,826 shares in
    1996 and 13,862,799 shares in 1995                        41,630         41,588
  Class B Common Stock ($3 par value per share):
    Authorized 16,000,000 shares, issued - 735,228
    shares in 1996 and 1995                                    2,206          2,206
  Common Stock subscribed - 449,300 shares in 1996             1,348            ---
  Additional paid-in capital                                 132,475        131,618
  Stock subscriptions receivable                              (2,190)           ---
  Retained earnings (deficit)                                 (8,766)         2,447
  Minimum pension liability adjustment                        (2,668)        (4,116)
                                                             164,035        173,743
  Less Common Stock in treasury at cost - 3,409,872
    shares in 1996 and 3,404,123 shares in 1995               55,485         55,453
    TOTAL STOCKHOLDERS' EQUITY                               108,550        118,290

Commitments - Note O

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $328,135       $396,997














See notes to consolidated financial statements.




                                     DIXIE YARNS, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                      (dollars in thousands, except per share data)




                                                            Year Ended
                                           December 28,    December 30,    December 31,
                                              1996            1995            1994

Net sales                                    $615,081        $670,842        $682,859
Cost of sales                                 515,205         572,762         595,732

GROSS PROFIT                                   99,876          98,080          87,127

Selling and administrative expenses            74,061          82,624          82,293
Asset valuation losses                         18,995          63,425          10,397
Life insurance gain                               ---             ---         (12,835)
Other expense - net                             9,363           1,112           5,469

INCOME (LOSS) BEFORE INTEREST AND TAXES        (2,543)        (49,081)          1,803

Interest expense                               13,000          15,591          13,748

LOSS BEFORE INCOME TAXES                      (15,543)        (64,672)        (11,945)


Income tax benefit                             (4,330)        (12,493)         (8,718)


NET LOSS                                     $(11,213)       $(52,179)       $ (3,227)



Net loss per common and
  common equivalent share                    $  (1.00)       $  (4.44)       $   (.24)






















See notes to consolidated financial statements.
                                     DIXIE YARNS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (dollars in thousands)

                                                            Year Ended
                                               December 28,  December 30,  December 31,
                                                  1996          1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                      $(11,213)     $(52,179)      $ (3,227)
  Adjustments to reconcile net loss to
    net cash provided by operating
    activities:
      Depreciation and amortization               28,195        35,980         35,199
      Benefit for deferred income taxes           (5,395)      (11,416)        (7,410)
      Loss on property, plant and
        equipment disposals and asset
        valuation adjustments                     18,706        65,037         10,936
      Life insurance gain                            ---           ---        (12,835)
      Changes in operating assets and
        liabilities, net of effects of
        business combinations:
          Accounts receivable                      2,740        11,549         (3,532)
          Inventories                             10,028         3,517         (2,788)
          Other current assets                      (721)         (585)         1,170
          Other assets                                (3)         (552)          (547)
          Accounts payable and accrued expenses   12,222       (21,143)         1,698
          Other liabilities                          443           279           (278)

NET CASH PROVIDED BY OPERATING ACTIVITIES         55,002        30,487         18,386

CASH FLOWS FROM INVESTING ACTIVITIES
  Life insurance proceeds                            ---           ---         16,761
  Net proceeds from sales and insurance
    recovery of property, plant and equipment     24,057         7,773          2,445
  Purchase of property, plant and equipment
    (includes $3,118 in 1994 for casualty
    damages)                                     (17,634)      (30,266)       (35,792)
  Cash payments in connection with business
    combinations, net of cash acquired               ---           ---           (230)

NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                       6,423       (22,493)       (16,816)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in credit line
   borrowings                                    (60,080)         2,529           (635)
  Borrowings (payments) under term loan
    facility                                      (2,500)        10,000            ---
  Common stock acquired                              (32)      (18,457)          (191)
  Dividends paid                                     ---           ---         (2,450)
  Other                                             (238)         (557)          (437)

NET CASH USED IN FINANCING ACTIVITIES            (62,850)       (6,485)        (3,713)

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                     (1,425)        1,509         (2,143)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  YEAR                                             3,413         1,904          4,047
CASH AND CASH EQUIVALENTS AT END OF YEAR        $  1,988      $  3,413       $  1,904



See notes to consolidated financial statements.


                                                      DIXIE YARNS, INC.
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        (dollars in thousands, except per share data)

                                                Class B    Common    Additional      Stock      Retained   Pension     Common
                                        Common  Common      Stock      Paid-In   Subscriptions  Earnings   Liability   Stock In
                                         Stock   Stock   Subscribed    Capital     Receivable   (Deficit)  Adjustment  Treasury
BALANCE AT DECEMBER 25, 1993           $41,557   $2,206               $131,684                  $ 60,303    $(4,982)   $(55,086)
Common Stock acquired for treasury-
   19,344 shares                                                                                                           (191)
Common Stock sold under stock
   option and Employees' Stock
   Purchase Plan - 5,409 shares             16                              26
Net loss for the year                                                                             (3,227)
Minimum pension liability adjustment                                                                            652
Dividends - Common Stock and Class B
   Common Stock $.20 per share                                                                    (2,450)
BALANCE AT DECEMBER 31, 1994            41,573    2,206                131,710                    54,626     (4,330)    (55,277)
Common Stock acquired for treasury-
   28,133 shares                                                                                                           (176)
Common Stock sold under stock
   option and Employees' Stock
   Purchase Plan - 5,157 shares             15                              11
Net loss for the year                                                                            (52,179)
Minimum pension liability adjustment                                                                            214
Adjustment for purchase of shares
   subject to put option                                                  (103)
BALANCE AT DECEMBER 30, 1995            41,588    2,206                131,618                     2,447     (4,116)    (55,453)
Common Stock acquired for treasury-
   5,749 shares                                                                                                             (32)
Common Stock sold under stock
   option and Employees' Stock
   Purchase Plan - 14,027 shares            42                              15
Common Stock subscribed -
   449,300 shares                                          $1,348          842     $(2,190)
Net loss for the year                                                                            (11,213)
Minimum pension liability adjustment                                                                          1,448
BALANCE AT DECEMBER 28, 1996           $41,630   $2,206    $1,348     $132,475     $(2,190)     $ (8,766)   $(2,668)   $(55,485)



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

Credit and Market Risk: The Company sells floorcovering and textile/apparel products to a wide variety of manufacturers and retailers located primarily throughout the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. An allowance for doubtful accounts is maintained at a level which management believes is sufficient to cover potential credit losses including potential losses on receivables sold (see Note C). The Company invests its excess cash in short-term investments and has not experienced any losses on those investments.

Inventories: Substantially all inventories are stated at cost determined by the last-in, first-out (LIFO) method, which is less than market. The reduction of certain inventory quantities resulted in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years. The effect of these reductions was to decrease the net losses for 1996, 1995, and 1994 by approximately $4,909 ($.44 per share), $750 ($.06 per share), and $670 ($.05 per share), respectively. The 1996 effect includes $3,195 ($.29 per share) relating to inventory reductions resulting from the sale of the Company's thread business.

Inventories are summarized as follows:

                                                  1996             1995
At current cost:
  Raw materials                                 $ 20,276         $ 21,012
  Work-in-process                                 26,294           24,441
  Finished goods                                  54,109           73,314
  Supplies, repair parts and other                 4,000            6,772
                                                 104,679          125,539
Excess of current cost over LIFO value           (11,453)         (22,286)
  Total inventories                             $ 93,226         $103,253




Property, Plant and Equipment: Property, plant and equipment is stated at the lower of cost or impaired value. Provision for depreciation and amortization of property, plant and equipment has been computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets, ranging from 10 to 40 years for buildings and improvements, and 3 to 10 years for machinery and equipment. Applicable statutory recovery methods are used for tax purposes. Depreciation and amortization of property, plant and equipment for financial reporting purposes totaled $26,893 in 1996, $33,545 in 1995, and $32,679 in 1994.

Intangible Assets: The excess of the purchase price over the fair market value of identifiable net assets acquired in business combinations is recorded as goodwill and is amortized using the straight-line method over 40 years.

Impairment of Assets: In 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. There was no material effect on the financial statements from the adoption because the Company's prior impairment recognition practice was consistent with the major provisions of the Statement. Under provisions of the Statement, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant, and equipment and intangibles in relation to the operating performance and estimated future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value.

Stock Based Compensation: During 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The Company grants stock options for a fixed number of shares to employees with an exercise price equal to or greater than the fair value of the shares at the date of grant. As permitted under Statement No. 123, the Company continues to account for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and accordingly, recognizes no compensation expense for the stock option grants.

Earnings per Share: Primary earnings per common and common equivalent share is computed using the weighted average number of shares of Common Stock outstanding and includes the effects of the assumed conversion of Class B Common Stock and the potentially dilutive effects of the exercise of stock options. Fully-diluted earnings per share reflect the maximum potential dilution of per share earnings which would have occurred assuming, if dilutive, the exercise of stock options and the conversion of the subordinated debentures. Such effects were anti-dilutive for 1996, 1995 and 1994 and, accordingly, were excluded from per share computations.

Revenue Recognition: The Company recognizes revenue for goods sold at the time title passes to the customer.

Reclassifications: Certain amounts for 1995 and 1994 have been reclassified to conform with the 1996 presentation.

NOTE B - SALE OF THE COMPANY'S THREAD BUSINESS

On June 3, 1996, the Company sold substantially all of the property, plant and equipment, raw material and in-process inventories, and certain other assets related to its thread business to American & Efird, Inc. for $27,157 cash (including $1,500 held in escrow). Under the terms of the asset purchase agreement: (i) greige and finished thread inventories were retained by the Company and held for purchase by American & Efird to service the acquired business; (ii) the Company's branded thread product lines were to be continued until the earlier of six months or all such inventories were purchased from the Company; and (iii) the Company is prohibited from competing in the thread business for a period of five years. Accounts receivable associated with the Company's thread business were retained. From June 3, 1996, through the end of the fiscal year, net proceeds related to the disposition of the Company's thread business were approximately $53,694, including the collection of substantially all of the accounts receivable and the sale of approximately seventy percent of the unit volumes of inventories retained by the Company.

During 1996, operations of the thread business generated sales of $53,034, including $12,483 subsequent to June 3, 1996 related to inventories retained by the Company. The Company's results included operating losses of the thread business of $369 during 1996. The Company recorded $5,154 of costs to exit the thread business. Included in the exit costs were $3,867 relating to 63 selling and administrative associates receiving termination benefits and approximately 700 wage associates receiving excess benefits under a pre-existing pension plan. At December 28, 1996, $328 remains accrued. Also included were other exit costs of $1,287 consisting primarily of contractual support expenses under the sales agreement and non-fixed asset valuation losses. At December 28, 1996, $148 remains accrued. These costs were classified in "Other expense-net" in the Company's consolidated statements of operations.

NOTE C--SALE OF ACCOUNTS RECEIVABLE

On October 15, 1993, the Company entered into a seven-year agreement and sold a $45,000 undivided interest in a revolving pool of its trade accounts receivable. No further interest has been sold under this agreement subsequent to the original sale. At December 28, 1996 and December 30, 1995, the $45,000 interest sold is reflected as a reduction of accounts receivable in the Company's consolidated balance sheets. Costs of this program were fixed at 6.08% per annum on the amount of the interest sold plus administrative fees typical in such transactions. These costs, which were approximately $2,948 for 1996, $2,998 for 1995 and $2,983 for 1994 are included in other expense - net. In addition, the Company is generally at risk for credit losses associated with sold receivables and provides for such in the Company's financial statements.











NOTE D--ACCRUED EXPENSES

Accrued expenses include the following:

                                                  1996            1995
Compensation and benefits                       $ 10,263        $ 10,148
Interest expense                                   2,708           3,364

NOTE E--LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:
                                                  1996            1995
Senior indebtedness:
  Credit line borrowings                        $ 28,314        $ 88,394
  Term loan                                        7,500          10,000
  Other                                              863           1,160
Total senior indebtedness                         36,677          99,554
Less current portion                              (2,641)         (2,171)
Total long-term senior indebtedness               34,036          97,383
Subordinated notes                                50,000          50,000
Convertible subordinated debentures               44,782          44,782
Total long-term debt                            $128,818        $192,165

The Company's unsecured revolving credit and term loan agreement provides revolving credit of up to $125,000 (reduced for certain significant asset sales) through March of 2000 and a $10,000 term loan payable in quarterly installments of $625 which began in March, 1996. The terms of the agreement provide for a reduction in the revolving credit availability by 50% of the net cash proceeds from certain significant asset sales, but the credit availability cannot be reduced below $90,000. The total reduction of the facility for asset sales through December 28, 1996 was $24,605. Interest rates available under the facility may be selected by the Company from a number of options which effectively allow for borrowing at rates equal to or lower than the greater of the lender's prime rate or the federal funds rate plus .5%. The effective annual interest rate on the revolving credit and term loan agreement was 6.85%, 7.21%, and 4.88% for 1996, 1995, and 1994, respectively. The interest rate on debt outstanding under this agreement was 6.81% at December 28, 1996. Commitment fees, ranging from .25% to .375% per annum on the revolving credit line are payable on the average daily unused balance of the revolving credit facility. At December 28, 1996, unused borrowing capacity under the Company's credit agreements (including amounts available under a $5,000 short-term credit line) was approximately $77,081.

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

The Company's long-term debt and credit arrangements contain financial covenants relating to minimum net worth, the ratio of debt to capitalization, payment of dividends and certain other financial ratios. Under restrictions set forth in the Company's subordinated note agreement, and absent a waiver from the lender or an amendment, future dividends may be paid only to the extent of 75% of the excess of cumulative income, excluding extraordinary items, for periods subsequent to December 28, 1996 above $68,580.

Approximate maturities of long-term debt for each of the five years succeeding December 28, 1996 are $2,641 in 1997, $5,143 in 1998, $5,113 in
1999, $35,597 in 2000, and $7,285 in 2001.

Interest payments in 1996, 1995, and 1994 were $13,550, $14,852, and
$13,408, respectively.

NOTE F--FAIR VALUE OF FINANCIAL INSTRUMENTS

All of the Company's financial instruments are held or issued for purposes other than trading. The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

                                     1996                      1995
                             Carrying      Fair       Carrying       Fair
                              Amount       Value       Amount        Value

Financial assets
  Cash and cash
    equivalents              $  1,988    $  1,988     $  3,413    $  3,413

  Notes receivable
    (including current
      portion)                  2,158       2,158        1,059       1,059

  Other                         1,751       1,751          251         251

Financial liabilities
  Long-term debt
    (including current
     portion)                $131,460    $123,295     $194,336    $183,559

The carrying amounts of cash and cash equivalents approximate fair values due to the short-term maturity of these instruments. The carrying amounts of notes receivable approximate fair values due to the short-term maturity and adjustable interest rate provision of these instruments. Other current assets include amounts held in escrow from asset sales, and the carrying values of such amounts approximate fair values due to the estimated short-term maturity of these contracts. The fair values of the Company's long-term debt were estimated using discounted cash flow analyses based on incremental borrowing rates for similar types of borrowing arrangements and quoted market rates for the Company's convertible debentures.




NOTE G--PENSION PLANS

The Company has defined benefit and defined contribution pension plans which cover essentially all associates. Benefits for associates participating in the defined benefit plans are based on years of service and compensation during the period of participation. Plan assets consist primarily of cash equivalents and publicly traded stocks and bonds. All accrued benefits under the Company's largest defined benefit plan became fully vested and were frozen at December 24, 1993, and participants became eligible to participate in a 401(k) defined contribution plan. A portion of these accrued benefits have been settled through lump sum payments. Losses from settlements (excluding losses related to the sale of the Company's thread business, see Note B) were $772, $1,209, and $1,575 during 1996, 1995, and 1994, respectively.

The Company's practice is to fund its defined benefit plans in accordance with minimum contribution requirements of the Employee Retirement Income Security Act of 1974. Costs of the defined contribution plans are based on several factors including each participant's compensation, the operating performance of the Company and matching Company contributions.

The net periodic pension cost of all plans included the following components:

                                       1996          1995        1994
Defined benefit plans:
  Service cost                       $    42       $    30      $   31
  Interest cost                        1,464         1,434       1,694
  Actual return on plan assets        (1,788)       (3,305)        204
  Other components                     1,748         3,382         116
                                       1,466         1,541       2,045
Defined contribution plans             2,009         1,715       1,764
  Net periodic pension cost          $ 3,475       $ 3,256      $3,809

The following table sets forth the funded status of the Company's defined benefit retirement plans and related amounts included in the Company's consolidated balance sheets:

                                                      1996         1995
Actuarial present value of benefit obligations:
  Vested benefits                                   $ 14,727     $ 21,003
  Nonvested benefits                                      27            6
Accumulated benefit obligations                     $ 14,754     $ 21,009

Plan assets at fair value                           $ 10,941     $ 14,932
Projected benefit obligation                         (14,754)     (21,009)
Projected benefit obligation in
  excess of plan assets                               (3,813)      (6,077)
Unrecognized net loss                                  4,373        6,747
Adjustment to recognize minimum liability             (4,373)      (6,747)
Pension related liability included in the
  consolidated balance sheets                       $ (3,813)    $ (6,077)

In accordance with the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," the Company has recorded an additional minimum liability representing the excess of the accumulated benefit obligation over the fair value of plan assets and accrued pension liability. This additional liability, net of the related income tax benefit, reduced stockholders' equity by $2,668 at December 28, 1996 and $4,116 at December 30, 1995.

The weighted average discount rate used in determining the projected benefit obligation was 7.0% for 1996 and 1995, and 8.0% for 1994. There has been no increase in future compensation levels assumed due to the freezing of benefits in 1993. The assumed long-term rate of return on plan assets was 8.5% for each year presented.

NOTE H--INCOME TAXES

The provision (benefit) for income tax on income (loss) from continuing operations consists of the following:

                  1996                   1995                   1994
           Current   Deferred     Current   Deferred     Current   Deferred
Federal    $ (158)   $(3,603)    $(1,825)  $ (9,586)    $(2,590)   $(6,476)
State       1,223     (1,792)        748     (1,830)      1,282       (934)
Total      $1,065    $(5,395)    $(1,077)  $(11,416)    $(1,308)   $(7,410)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax bases of those assets and liabilities. Significant components of the Company's deferred tax liabilities and assets are as follows:

Deferred Tax Liabilities:                      1996              1995
  Property, plant and equipment              $28,042           $37,300
  Inventories                                  3,404             4,107
  Intangible assets                              972             1,425
  Other                                        3,016             3,718
    Total deferred tax liabilities            35,434            46,550

Deferred Tax Assets:
  Post-retirement benefits                     3,150             3,460
  Other employee benefits                      2,276             2,814
  Alternative minimum tax                      5,739             4,305
  Allowances for bad debts,
    claims and discounts                       2,749             2,472
  Net operating loss carryforward                ---             4,183
  Other                                        1,366             2,179
  Valuation reserve                              ---               ---
    Total deferred tax assets                 15,280            19,413

Net deferred tax liabilities                 $20,154           $27,137











Differences between the benefit for income taxes and the amount computed by applying the statutory Federal income tax rate to loss from continuing operations are reconciled as follows:

                                        1996         1995        1994
Statutory rate applied to
  loss from continuing
  operations                          $(5,285)    $(21,988)    $(4,181)
Plus state income taxes net of
  Federal tax provision (benefit)        (375)        (714)        226
Total statutory benefit                (5,660)     (22,702)     (3,955)

Increase(decrease) attributable to:

  Nondeductible amortization and
    impairment of intangible assets     1,020        9,816         634
  Nondeductible portion of
    travel and entertainment              193          267         268
  Nontaxable life insurance
    gain                                  ---          ---      (4,492)
  Capital loss carryback benefit          ---          ---      (1,200)
  Other items                             117          126          27

Total tax benefit                     $(4,330)    $(12,493)    $(8,718)

Income tax payments, net of income tax refunds received, were $1,677 and $2,645 in 1996 and 1994, respectively. Income tax refunds received, net of income tax payments, were $1,072 in 1995.

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

NOTE J--STOCK PLANS

The Company's 1990 Incentive Stock Plan reserves 1,770,000 shares of Common Stock (including 1,000,000 shares approved by the Board of Directors and recommended to the shareholders for approval at the annual meeting) for sale or award to key associates under stock options, stock appreciation rights, restricted stock performance grants, or other awards. The Board of Directors has also approved and recommended to the shareholders for approval certain amendments to the Plan which would allow for the granting of stock options or other awards to the outside directors of the Company. Outstanding options are exercisable at a cumulative rate of 25% per year after the second year from the date the options are granted. Options outstanding were granted at prices at or above market price on the date of grant and include grants under the 1983 Incentive Stock Plan, under which no further options may be granted. At December 28, 1996 no options remain outstanding under the 1983 plan.

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

In 1993, the Company issued options for the purchase of 83,044 shares of Common Stock, which were immediately exercisable at prices ranging from $3.19 - $5.27 per share, in connection with the acquisition of Carriage Industries, Inc.

A summary of the option activity for 1995 and 1994 is as follows:

                                             Number of       Option Price
                                               Shares         Per Share
Outstanding at December 25, 1993              700,257      $ 3.19 - $30.75
  Granted                                      10,000           10.25
  Exercised                                    (1,529)       4.29 -   5.03
  Cancelled                                   (90,412)      10.75 -  30.75
Outstanding at December 31, 1994              618,316        3.19 -  19.50
  Granted                                     716,000        6.50 -   8.00
  Exercised                                    (3,057)       3.43 -   5.03
  Cancelled                                  (561,500)       8.00 -  17.00
Outstanding at December 30, 1995              769,759      $ 3.19 - $19.50


A summary of the 1996 option activity is as follows:

                                                               Weighted-
                                                Weighted-       Average
                                     Number      Average     Fair Value of
                                       of       Exercise    Options Granted
                                     Shares      Price      During the Year
Outstanding at December 30, 1995     769,759     $ 7.74
  Granted at market price            532,500       5.49          $2.61
  Granted above market price          85,000       6.33           2.57
  Exercised                          (12,227)      3.96
  Forfeited                         (111,190)      7.55
  Expired                             (4,000)     19.50
Outstanding at December 28, 1996   1,259,842     $ 6.71
Options exercisable at
  December 28, 1996                   45,342     $ 4.85




The following table summarizes information about stock options outstanding at December 28, 1996:

                       Options        Weighted-Average
   Range of        Outstanding at        Remaining       Weighted-Average
Exercise Prices   December 28, 1996   Contractual Life    Exercise Price
 $3.43 - $4.29           28,755           6.3 years            $4.03
  4.88 -  5.75          549,087           9.6                   5.51
  6.33 -  8.00          682,000           8.5                   7.79


                             Options
   Range of              Exercisable at           Weighted-Average
Exercise Prices         December 28, 1996          Exercise Price
 $3.43 - $4.29                13,755                    $4.07
  4.88 -  5.75                31,587                     5.19


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                          1996 Grants
Expected life                               5 years
Expected volatility                          44.3%
Risk-free interest rate                      6.38%
Dividend yield                                  0%

Pro forma information reflecting the effect of applying the fair value method to the Company's accounting for stock option grants has not been presented because such effect is not materially different from amounts reported.

The Company also has a stock purchase plan which authorizes 108,000 shares of Common Stock for purchase by supervisory associates at the market price prevailing at the time of purchase. At December 28, 1996, 64,280 shares remained available for issue. Shares sold under this plan are held in escrow until paid for and are subject to repurchase agreements which give the Company the right of first refusal at the prevailing market price. Numbers of shares sold under the plan were 1,800 in 1996, 2,100 in 1995, and 3,880 in 1994.

NOTE K--ASSET VALUATION LOSSES

Asset valuation losses of $18,995 ($13,074, after taxes), $63,425 ($51,058, after taxes), and $10,397 ($6,446, after taxes) were recorded in 1996, 1995, and 1994, respectively.

The losses recorded in 1996 consisted of $14,297 related to a write-down of the Company's Tarboro textile spinning operation to its estimated net recoverable value following the Company's decision to exit this business and hold the facility for sale. Losses relating to Tarboro operations of $4,304, excluding the write-down described above, were included in the Company's textile segment results for 1996. Additional losses of $4,698 consisted primarily of write-downs of fixed assets and related intangibles where expected future cash flows are less than the assets' carrying value. Included in the 1996 asset valuation losses are $3,395 related to intangibles.

Asset valuation losses recorded in 1995 included a $41,480 loss to adjust the assets of the Company's thread business to their estimated fair market value following an agreement in principle to sell the assets. Additional 1995 asset valuation losses of $17,988 in the Company's textile business related to a plant sold in 1995, equipment write-downs and the consolidation of certain facilities. The floorcovering segment included losses of $3,957 primarily related to the write-down of equipment utilized for a product line to be discontinued.

The asset valuation losses in 1994 of $10,397 related to idle facilities and machinery and equipment permanently taken out of service during the year.

NOTE L--RESTRUCTURING AND EXIT COSTS

At December 28, 1996, the financial statements included $1,311 of accrued costs associated with the exit of two product lines in the Company's floorcovering business and consolidations of facilities in both the floorcovering and textile/apparel businesses.

Included in the accrual were $600 associated with involuntary termination benefits related to 40 production associates and 29 sales, administrative or distribution associates. These costs were classified in "Selling and administrative expenses" in the Company's financial statements.

Additional costs that were incremental and directly attributable to the exit and consolidations totaling $711 were recorded in 1996. These costs primarily relate to inventory devaluations and impairment of current assets associated with discontinued product lines and clean up costs related to a facility idled in a consolidation. Of these costs, $326 were classified in "Cost of sales" and $385 were classified in "Other expense - net" in the Company's financial statements.

NOTE M--LIFE INSURANCE GAIN

The Company recorded a nontaxable gain of $12,835 in the fourth quarter of 1994 from the receipt of insurance proceeds on the life of the former Chairman of Carriage Industries, Inc.

NOTE N--CASUALTY DAMAGE

During 1994 and 1993, certain of the Company's manufacturing facilities were damaged or destroyed by weather-related casualties and a fire. By the end of 1994, all of the damaged facilities were either replaced, repaired or their production capacities consolidated into other manufacturing facilities, and all costs associated with the casualties had been recorded. Each damaged facility was covered by insurance. Insurance benefits recognized by the Company amounted to $5,148 in 1995 and $10,068 in 1994. The 1995 amount is included in other income in the financial statements. Casualty insurance benefits exceeded the carrying amounts of the destroyed assets and cost to repair damaged assets by $8,210 in 1994, and is reflected in the financial statements as a reduction to cost of sales of $7,941 and as other income of $269.




NOTE O--COMMITMENTS

The Company had outstanding commitments for purchases of machinery and equipment and for building construction of approximately $4,827 at December 28, 1996.

NOTE P--INDUSTRY SEGMENT INFORMATION

The Company operates in two industry segments: floorcovering and textile/apparel. Floorcovering includes carpet for manufactured housing, recreational vehicles, high-end residential and commercial markets, rugs and yarns. Textile/apparel includes yarns, knit fabrics and apparel.

                           Net Sales            Operating Profit(Loss)(1)
                     1996     1995     1994       1996     1995     1994
Business Segments:
  Floorcovering    $366,431 $361,520 $353,960 $ 23,584  $ 20,213  $ 28,117
  Textile/apparel   251,968  313,697  332,482  (20,166)  (63,958)  (33,039)
  Intersegment
    elimination      (3,318)  (4,375)  (3,583)      18        (3)      ---
Total Segment      $615,081 $670,842 $682,859    3,436   (43,748)   (4,922)
Interest expense                                13,000    15,591    13,748
Corporate expenses                               6,156     5,444     5,915
Life insurance gain                                ---       ---   (12,835)
Other (income) expense - net                      (177)     (111)      195
  Consolidated loss before
    income taxes                              $(15,543) $(64,672) $(11,945)


                           Identifiable                  Capital
                        Assets at Year End             Expenditures
                      1996     1995     1994       1996     1995    1994
Business Segments:
  Floorcovering     $185,071 $189,208 $205,444    $11,016  $19,591 $21,912
  Textile/apparel    129,692  192,134  265,932      5,539   10,222   9,673
Corporate             13,372   15,655   16,944      1,079      453   1,089
Total               $328,135 $396,997 $488,320    $17,634  $30,266 $32,674


                                                        Depreciation
                                                      and Amortization
                                                   1996     1995    1994
Business Segments:
  Floorcovering                                   $13,847  $13,988 $12,193
  Textile/apparel                                  13,802   21,444  22,460
Corporate                                             546      548     546
Total                                             $28,195  $35,980 $35,199




(1) Operating profit (loss) on a segment basis includes (income) expense related to casualty insurance (gains) losses and asset valuation losses which were recognized as follows:

                               1996            1995            1994
    Floorcovering            $ 1,136         $   (91)        $(4,015)
    Textile/apparel           17,609          58,468          14,143

NOTE Q--SUBSEQUENT EVENT

In early 1997, the Company acquired the assets and business of Danube Carpet Mills, Inc., a manufacturer of carpet for the manufactured housing, recreational vehicle and van conversion industries for $18,154 cash.







                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                            DIXIE YARNS, INC. AND SUBSIDIARIES
                                                 (dollars in thousands)


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

Year ended December 28, 1996:
  Reserves deducted from asset
    accounts:
      Allowance for doubtful
        accounts                         $ 3,156         $ 1,538             $-0-            $ 1,080 (2)        $ 3,614
      Provision to reduce
        inventories to net
        realizable value                   9,668             -0-              -0-              2,322 (3)          7,346
      Provision to reduce
        assets held for sale
        to estimated fair
        market value                      23,005          13,425              -0-             17,866 (4)         18,564


Year ended December 30, 1995:
  Reserves deducted from asset
    accounts:
      Allowance for doubtful
        accounts                         $ 3,617         $ 1,259             $-0-            $ 1,720 (2)        $ 3,156
      Provision to reduce
        inventories to net
        realizable value                  10,052             -0-              -0-                384 (3)          9,668
      Provision to reduce assets
        held for sale to estimated
        fair market value                  1,999          21,006              -0-                -0-             23,005








                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                            DIXIE YARNS, INC. AND SUBSIDIARIES
                                                 (dollars in thousands)


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


Year ended December 31, 1994:
  Reserves deducted from asset
    accounts:
      Allowance for doubtful
        accounts                         $ 3,900         $   829             $605 (1)        $ 1,717 (2)        $ 3,617
      Provision to reduce
        inventories to net
        realizable value                   7,337           1,802 (3)          913 (1)            -0-             10,052
      Provision to reduce assets
        held for sale to estimated
        fair market value                    -0-           1,999              -0-                -0-              1,999







(1) Increase in reserves in connection with business combinations.
(2) Uncollectible accounts written off, net of recoveries.
(3) Provision for current items net of reductions for previous items.
(4) Reserve reductions for assets sold.

                       ANNUAL REPORT ON FORM 10-K

                                ITEM 14 (c)

                                EXHIBITS

                      YEAR ENDED DECEMBER 28, 1996

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

 (4g)     Third Amended and Restated     Incorporated by reference to
          Credit Agreement dated         Exhibit (4) to Dixie's Quarterly
          March 31, 1995.                Report on Form 10-Q for the
                                         quarter ended April 1, 1995.*

 (4h)     Waiver and First Amendment     Incorporated by reference to
          to Credit Agreement dated      Exhibit (4h) to Dixie's Annual
          February 27, 1996.             Report on Form 10-K for the year
                                         ended December 30, 1995.*

 (4i)     Waiver and Modification        Filed herewith.
          Agreement dated
          November 1, 1996.

 (4j)     Waiver Letter dated            Filed herewith.
          December 13, 1996.

 (10a)    Dixie Yarns, Inc. Incentive    Filed herewith.
          Stock Plan as amended.



* Commission File No. 0-2585

                        Exhibit Index - Continued

EXHIBIT
  NO.     EXHIBIT DESCRIPTION            INCORPORATION BY REFERENCE

 (10b)    Form of Stock Option           Filed herewith.
          Agreement Under the Dixie
          Yarns, Inc. Incentive
          Stock Plan as amended.

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

 (10q)    Form of Nonqualified Stock     Incorporated by reference to
          Option Agreement Under the     Exhibit (10a) to Dixie's Quarterly
          Dixie Yarns, Inc. Incentive    Report on Form 10-Q for the
          Stock Plan.                    quarter ended July 1, 1995.*

 (10r)    Form of Amendment to           Incorporated by reference to
          Nonqualified Stock Option      Exhibit (10b) to Dixie's Quarterly
          Agreement Under the Dixie      Report on Form 10-Q for the
          Yarns, Inc. Incentive Stock    quarter ended July 1, 1995.*
          Plan.

 (10s)    Asset Purchase Agreement       Incorporated by reference to
          dated May 23, 1996, by and     Exhibit (2a) to Dixie's Current
          among T-C Threads, Inc.        Report on Form 8-K dated
          d/b/a Threads USA, Threads     June 3, 1996.*
          of Puerto Rico, Inc.,
          Productos para la Industria
          de la Maquila, S. A., PRIMA,
          Hilos y Accessorios, S. A.
          de C. V., and Dixie Yarns,
          Inc. and American & Efird,
          Inc.

 (10t)    Amendment, dated May 31,       Incorporated by reference to
          1996, to Asset Purchase        Exhibit (2b) to Dixie's Current
          Agreement dated May 23,        Report on Form 8-K dated
          1996, by and among T-C         June 3, 1996.*
          Threads, Inc. d/b/a Threads
          USA, Threads of Puerto Rico,
          Inc., Productos para la
          Industria de la Maquila,
          S. A., PRIMA, Hilos y
          Accessorios, S. A. de C. V.,
          and Dixie Yarns, Inc. and
          American & Efird, Inc.



* Commission File No. 0-2585







                        Exhibit Index - Continued

EXHIBIT
  NO.     EXHIBIT DESCRIPTION            INCORPORATION BY REFERENCE

 (10u)    Second Amendment, dated        Incorporated by reference to
          June 3, 1996, to Asset         Exhibit (2c) to Dixie's Current
          Purchase Agreement dated       Report on Form 8-K dated
          May 23, 1996, by and among     June 3, 1996.*
          T-C Threads, Inc., d/b/a
          Threads USA, Threads of
          Puerto Rico, Inc., Productos
          para la Industria de la
          Maquila, S. A., PRIMA, Hilos
          y Accessorios, S. A. de
          C. V., and Dixie Yarns, Inc.
          and American & Efird, Inc.

 (10v)    Yarn and Finished Goods        Incorporated by reference to
          Agreement dated as of          Exhibit (2d) to Dixie's Current
          June 3, 1996, by and among     Report on Form 8-K dated
          T-C Threads, Inc. d/b/a        June 3, 1996.*
          Threads USA, Threads of
          Puerto Rico, Inc., Productos
          para la Industria de la
          Maquila, S. A., PRIMA, Hilos
          y Accessorios, S. A. de
          C. V., and Dixie Yarns, Inc.
          and American & Efird, Inc.

 (10w)    Accounts Receivable            Incorporated by reference to
          Agreement dated as of          Exhibit (2e) to Dixie's Current
          June 3, 1996, by and among     Report on Form 8-K dated
          T-C Threads, Inc. d/b/a        June 3, 1996.*
          Threads USA, Threads of
          Puerto Rico, Inc., Productos
          para la Industria de la
          Maquila, S. A., PRIMA, Hilos
          y Accessorios, S. A. de
          C. V., and Dixie Yarns, Inc.
          and American & Efird, Inc.

 (10x)    Noncompetition Agreement       Incorporated by reference to
          dated as of June 3, 1996, by   Exhibit (2f) to Dixie's Current
          and among T-C Threads, Inc.    Report on Form 8-K dated
          d/b/a Threads USA, Threads     June 3, 1996.*
          of Puerto Rico, Inc.,
          Productos para la Industria
          de la Maquila, S. A., PRIMA,
          Hilos y Accessorios, S. A.
          de C. V., and Dixie Yarns,
          Inc. and American & Efird,
          Inc.



* Commission File No. 0-2585

                        Exhibit Index - Continued

EXHIBIT
  NO.     EXHIBIT DESCRIPTION            INCORPORATION BY REFERENCE

 (10y)    Dixie Yarns, Inc. Stock        Filed herewith.
          Ownership Plan as
          amended.

 (11)     Statement re: Computation      Filed herewith.
          of Earnings Per Share.

 (21)     Subsidiaries of the            Filed herewith.
          Registrant.

 (23)     Consent of Ernst & Young LLP.  Filed herewith.




















*Commission File No. 0-2585