Form 10-Q
period 1997-03-29
DIXIE GROUP INC
filed 1997-05-13
CIK 29332

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549



Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 29, 1997

Commission File Number   0-2585

                     THE DIXIE GROUP, INC.
     (Exact name of registrant as specified in its charter)


           Tennessee                       62-0183370
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)         Identification No.)

1100 South Watkins Street
Chattanooga, Tennessee                        37404
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code        (423) 698-2501

                        DIXIE YARNS, INC.
         (Former name, if changed since last report.)

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

     Class                         Outstanding as of April 29, 1997

Common Stock, $3 Par Value                   10,466,894 shares
Class B Common Stock, $3 Par Value              735,228 shares
Class C Common Stock, $3 Par Value                    0 shares



                        THE DIXIE GROUP, INC.                             2

                                INDEX


Part I. Financial Information:                                   Page No.

Consolidated Condensed Balance Sheets --
  March 29, 1997 and December 28, 1996                               3

Consolidated Statements of Income (Loss) --
  Three Months Ended March 29, 1997
  and March 30, 1996                                                 5

Consolidated Condensed Statements of Cash Flows --
  Three Months Ended March 29, 1997
  and March 30, 1996                                                 6

Notes to Consolidated Condensed Financial Statements                 8

Management's Discussion and Analysis of Results of
  Operations and Financial Condition                                10

Part II.  Other Information:

Item 6 - Exhibits and Reports on Form 8-K                           12



PART I - ITEM 1                                                           3

FINANCIAL INFORMATION


                             THE DIXIE GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                March 29,     December 28,
                                                  1997            1996
                                              _____________   ____________
                                              (dollar amounts in thousands)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                   $       1,882   $      1,988
  Accounts receivable (less allowance for
    doubtful accounts of $3,205 in 1997
    and $3,614 in 1996)                              29,663         14,628
  Inventories                                       104,738         93,226
  Assets held for sale                               10,000         10,350
  Other                                               9,446         10,520
                                              _____________   ____________

                      TOTAL CURRENT ASSETS          155,729        130,712

PROPERTY, PLANT AND EQUIPMENT                       345,417        338,573
  Less accumulated amortization and
    depreciation                                    188,560        182,797
                                              _____________   ____________

         NET PROPERTY, PLANT AND EQUIPMENT          156,857        155,776

INTANGIBLE ASSETS (less accumulated
  amortization of $7,261 in 1997
    and $6,928 in 1996)                              44,706         31,611

OTHER ASSETS                                         11,672         10,036
                                              _____________   ____________

                              TOTAL ASSETS    $     368,964   $    328,135
                                              _____________   ____________
                                              _____________   ____________














See Notes to Consolidated Condensed Financial Statements.


                        THE DIXIE GROUP, INC.                             4
                CONSOLIDATED CONDENSED BALANCE SHEETS
                           (UNAUDITED)

                                                March 29,     December 28,
                                                  1997            1996
                                              _____________   ____________
                                              (dollar amounts in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                            $      33,712   $     31,473
  Accrued expenses                                   29,109         24,338
  Current portion of long-term debt                   2,638          2,641
                                              _____________   ____________

                 TOTAL CURRENT LIABILITIES           65,459         58,452

LONG-TERM DEBT
  Senior indebtedness                                64,187         34,036
  Subordinated notes                                 50,000         50,000
  Convertible subordinated debentures                44,782         44,782
                                              _____________   ____________

                      TOTAL LONG-TERM DEBT          158,969        128,818

OTHER LIABILITIES                                     9,688          9,555

DEFERRED INCOME TAXES                                23,317         22,760

STOCKHOLDERS' EQUITY
  Common Stock - issued and outstanding,
    13,876,826 shares in 1997 and 1996               41,630         41,630
  Class B Common Stock - issued and
    outstanding, 735,228 shares in 1997
    and 1996                                          2,206          2,206
  Common Stock Subscribed                             1,550          1,348
  Additional paid-in capital                        132,771        132,475
  Stock Subscriptions Receivable                     (2,688)        (2,190)
  Retained earnings                                  (5,785)        (8,766)
  Minimum pension liability adjustment               (2,668)        (2,668)
                                              _____________   ____________

                                                    167,016        164,035
  Less Common Stock in treasury at cost -
    3,409,932 shares in 1997 and
    3,409,872 shares in 1996                         55,485         55,485
                                              _____________   ____________

                TOTAL STOCKHOLDERS' EQUITY          111,531        108,550
                                              _____________   ____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $     368,964   $    328,135
                                              _____________   ____________
                                              _____________   ____________



See Notes to Consolidated Condensed Financial Statements.


                               THE DIXIE GROUP, INC.                      5
                     CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                    (UNAUDITED)

                                                  Three Months Ended
                                            ______________________________

                                              March 29,        March 30,
                                                1997             1996
                                            _____________    _____________
                                             (dollar amounts in thousands,
                                                 except per share data)

Net sales                                   $     162,360    $     161,520

Cost of sales                                     135,147          137,260
                                            _____________    _____________

                             GROSS PROFIT          27,213           24,260

Selling and administrative
  expenses                                         18,466           20,806

Other expense - net                                   446              693
                                            _____________    _____________

  INCOME BEFORE INTEREST AND TAXES                  8,301            2,761

Interest expense                                    3,337            3,977
                                            _____________    _____________

        INCOME (LOSS) BEFORE INCOME TAXES           4,964           (1,216)

Income tax provision (benefit)                      1,983             (225)
                                            _____________    _____________

                        NET INCOME (LOSS)   $       2,981    $        (991)
                                            _____________    _____________
                                            _____________    _____________

Per common and common
  equivalent share:

  Net income (loss)                         $         .26    $        (.09)













See Notes to Consolidated Condensed Financial Statements.


                         THE DIXIE GROUP, INC.                            6
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                  Three Months Ended
                                            ______________________________

                                              March 29,        March 30,
                                                1997             1996
                                            _____________    _____________
                                            (dollar amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES

    Net income (loss)                       $       2,981    $        (991)
    Depreciation and amortization                   6,099            7,345
    Benefit for deferred income taxes                (250)             (87)
                                            _____________    _____________

                                                    8,830            6,267
    Changes in operating assets and
      liabilities, net of effects
      of business combination                     (16,192)             757
                                            _____________    _____________


NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                           (7,362)           7,024




CASH FLOWS FROM INVESTING ACTIVITIES

    Net proceeds from sale of
      property, plant, and equipment                  191              484
    Purchase of property, plant, and
      equipment                                    (4,036)          (4,832)
    Net cash paid in business
      combination                                 (19,046)             -0-
                                            _____________    _____________

NET CASH USED IN INVESTING ACTIVITIES             (22,891)          (4,348)














See Notes to Consolidated Condensed Financial Statements.


                         THE DIXIE GROUP, INC.                            7
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            - CONTINUED
                            (UNAUDITED)

                                                  Three Months Ended
                                            ______________________________

                                              March 29,        March 30,
                                                1997             1996
                                            _____________    _____________
                                            (dollar amounts in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES

    Net increase (decrease) in
      credit line borrowings                       30,807           (1,664)
    Payments on term loan                            (625)            (625)
    Other                                             (35)             (12)
                                            _____________    _____________
NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                           30,147           (2,301)




INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                       (106)             375

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                        1,988            3,413
                                            _____________    _____________

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                $       1,882    $       3,788
                                            _____________    _____________
                                            _____________    _____________




SUPPLEMENTAL CASH FLOW INFORMATION

      Interest paid                          $      3,517    $       4,563
                                             ____________    _____________
                                             ____________    _____________

      Tax refunds received, net
       of income taxes paid                  $       (429)   $      (3,313)
                                             ____________    _____________
                                             ____________    _____________






See Notes to Consolidated Condensed Financial Statements.


                          THE DIXIE GROUP, INC.                           8
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED)
           (dollar amounts in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements which do not include all of the information and footnotes required in annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 29, 1997 are not necessarily indicative of the results that may be expected for the entire year.

NOTE B - INVENTORIES

Inventories are summarized as follows:

                                            March 29,      December 28,
                                              1997             1996
                                          _____________    ____________
      At current cost
       Raw materials                      $      23,763    $     20,276
       Work-in-process                           24,974          26,294
       Finished goods                            63,360          54,109
       Supplies, repair parts,
         and other                                3,851           4,000
                                          _____________    ____________

                                                115,948         104,679
      Excess of current cost
       over LIFO value                          (11,210)        (11,453)
                                          _____________    ____________

                                          $     104,738    $     93,226
                                          _____________    ____________
                                          _____________    ____________

NOTE C - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which the Company is required to adopt on December 27, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating "basic earnings per share", which replaces primary earnings per share, the dilutive effect of stock options will be excluded. The restated basic earnings per share is expected to result in an increase over primary earnings per share for the quarter ended March 29, 1997 of $.01 per share. The adoption of Statement 128 will have no impact on the calculation of diluted earnings per share for the quarter ended March 29, 1997.




                                                                          9

NOTE D - DEBT AND CREDIT ARRANGEMENTS

Under the Company's revolving credit and term loan agreement, the Company is required to maintain a certain ratio of equity to total capitalization. Including reductions in borrowing availability associated with this covenant, the Company's available unused borrowing capacity under revolving credit facilities was approximately $42,863 at May 3, 1997.

NOTE E - BUSINESS COMBINATION

In early fiscal 1997, the Company acquired the business and operating assets of Danube Carpet Mills, Inc. ("Danube"), a manufacturer of carpet for the manufactured housing, recreational vehicle, and van conversion industries. The acquisition was accounted for as a purchase effective December 31, 1996, and accordingly, the results of operations of Danube subsequent to December 31, 1996 are included in the Company's consolidated financial statements. The total purchase price of $20,846 (of which $19,046 had been expended through March 29, 1997) was allocated to the net tangible assets acquired based on their estimated fair market values. The excess amount of the purchase price over the estimated fair market value of the net tangible assets was recorded as an intangible asset and is being amortized using the straight-line method over 40 years.

A summary of net assets acquired is as follows:

Current assets                                      $ 8,863
Property, plant, and equipment                        4,421
Current liabilities                                  (5,203)
Deferred taxes                                         (663)
Intangible asset                                     13,428
  Net assets acquired                               $20,846

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of Danube had occurred at the beginning of 1996 after giving effect to certain adjustments, including the consolidation of Danube into existing operations, amortization of cost in excess of net tangible assets acquired, interest expense on debt to finance the acquisition, and related income taxes. The pro forma results are presented for comparative purposes only and do not purport to be indicative of future results or of the results that would have occurred had the acquisition taken place at the beginning of 1996. Pro forma information is not presented for the current year since the transaction was completed at the beginning of fiscal 1997.

                                               Three months ended
                                                 March 30, 1996
Net sales                                           $172,951
Loss from continuing operations                         (113)
Net loss                                                (113)
Per common and common equivalent share:
  Loss from continuing operations                       (.01)
  Net loss                                              (.01)



PART I - ITEM 2                                                          10

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is presented to update the discussion of results of operations and financial condition included in the Company's 1996 Annual Report.

RESULTS OF OPERATIONS

The Company reported net income of $3.0 million, or $.26 per share, on sales of $162.4 million in the first quarter of 1997 compared with a net loss of $1.0 million, or $.09 per share, on sales of $161.5 million in the first quarter of 1996. The 1997 results include the effects of acquiring the assets and business of Danube Carpet Mills, Inc. at the beginning of fiscal 1997.

The following table reflects selected operating data (in millions of dollars) related to the two business segments of the Company:
Floorcovering Business and Textile/Apparel Business.

                                                Quarter Ended
                                           March 29,     March 30,
                                             1997          1996
SALES
  Floorcovering                             $102.2        $ 88.2
  Textile/Apparel                             60.5          74.6
  Intersegment elimination                    (0.3)         (1.3)
    Total sales                             $162.4        $161.5

OPERATING PROFIT (LOSS)
  Floorcovering                             $  7.8        $  4.4
  Textile/Apparel                              2.7          (0.4)
    Total operating profit                  $ 10.5        $  4.0

Sales in the Company's Floorcovering Business were $102.2 million in the quarter ended March 29, 1997, reflecting an increase of $14.0 million, or 16%, compared with the corresponding period in 1996. Sales were above first quarter levels of the prior year in each company within the Floorcovering Business. Operating profits in the Company's Floorcovering Business were $7.8 million in the first quarter of 1997, an increase of $3.4 million from the corresponding period in 1996. The increased profitability resulted primarily from the additional business associated with the Danube acquisition and included a more favorable product mix as sales of lower margin products declined.

Operating profits in the Company's Textile/Apparel Business were $2.7 million on sales of $60.5 million during the quarter ended March 29, 1997, compared with an operating loss of $.4 million on sales of $74.6 million in the corresponding period in 1996. Sales declined in 1997 compared with 1996 by $22.6 million as a result of the mid-1996 sale of the Company's thread business. Excluding sales related to the Company's thread business, Textile/Apparel sales increased 17% in the first quarter of 1997 compared with the corresponding period in 1996. The 1997 increase in operating profits of $3.1 million compared with 1996 resulted from stronger demand for specialty products combined with lower costs of manufacturing and

                                                                         11

selling and administrative cost decreases resulting primarily from exiting the thread business.

The Company's interest expense declined in the first quarter of 1997 compared with the first quarter of 1996 due to a net reduction in debt resulting from the application of proceeds from the sale of the Company's thread business partially offset by debt incurred to finance the Danube acquisition.




LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 29, 1997, the Company's debt increased $30.1 million from year-end 1996 levels as a result of $19.0 million expended in connection with the acquisition of Danube, a net cash usage of $7.4 million from operating activities (including a $15.0 million increase in accounts receivable from the seasonally low year-end level and the higher level of first quarter 1997 sales), and $4.0 million in capital expenditures.

Under the Company's revolving credit and term loan agreement, the Company is required to maintain a certain ratio of equity to total capitalization. Including reductions in borrowing availability associated with this covenant, the Company's available unused borrowing capacity under revolving credit facilities was approximately $42.9 million at May 3, 1997. The available borrowing capacity and operating cash flows are deemed adequate to finance the Company's future liquidity requirements, which are anticipated to consist primarily of capital expenditures and seasonal working capital needs.




PENDING ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which the Company is required to adopt on December 27, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating "basic earnings per share", which replaces primary earnings per share, the dilutive effect of stock options will be excluded. The restated basic earnings per share is expected to result in an increase over primary earnings per share for the quarter ended March 29, 1997 of $0.01 per share. The adoption of Statement 128 will have no impact on the calculation of diluted earnings per share for the quarter ended March 29, 1997.



PART II. OTHER INFORMATION                                               12

Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

       (i)  Exhibits Incorporated by Reference

            None.

       (ii) Exhibits Filed with this Report

            (3)    Restated Charter of The Dixie Group, Inc.
                   as amended to date.

            (11)   Statement re:  Computation of Earnings Per Share.

    (b) Reports on Form 8-K

        No reports on Form 8-K have been filed by the registrant during the three month period ended March 29, 1997.





                                                                         13


                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        THE DIXIE GROUP, INC.
                                     __________________________

                                            (Registrant)



         May 12, 1997
     ____________________

           (Date)



                                     /s/GLENN A. BERRY
                                     __________________________

                                     Glenn A. Berry
                                     Executive Vice President and
                                     Chief Financial Officer




                                     /s/D. EUGENE LASATER
                                     __________________________

                                     D. Eugene Lasater
                                     Controller



                         QUARTERLY REPORT ON FORM 10-Q                   14

                                 ITEM 6(a)

                                 EXHIBITS

                        QUARTER ENDED MARCH 29, 1997

                            THE DIXIE GROUP, INC.

                           CHATTANOOGA, TENNESSEE

                                Exhibit Index

EXHIBIT
  NO.  EXHIBIT DESCRIPTION           INCORPORATION BY REFERENCE

 (3)   Restated Charter of           Filed herewith.
       The Dixie Group, Inc.
       as amended to date.

 (11)  Statement re: Computation     Filed herewith.
       of Earnings Per Share.