Form 10-Q
period 1997-06-28
DIXIE GROUP INC
filed 1997-08-12
CIK 29332

                           FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549



Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 28, 1997

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

     Class                         Outstanding as of July 29, 1997

Common Stock, $3 Par Value                   10,505,244 shares
Class B Common Stock, $3 Par Value              735,228 shares
Class C Common Stock, $3 Par Value                    0 shares

                        THE DIXIE GROUP, INC                              2

                                INDEX


Part I. Financial Information:                            Page No.

Consolidated Condensed Balance Sheets --
  June 28, 1997 and December 28, 1996                          3

Consolidated Statements of Income --
  Three Months Ended June 28, 1997
  and June 29, 1996                                            5

Consolidated Statements of Income --
  Six Months ended June 28, 1997
  and June 29, 1996                                            6

Consolidated Condensed Statements of Cash Flows --
  Six Months Ended June 28, 1997
  and June 29, 1996                                            7

Notes to Consolidated Condensed Financial Statements           9

Management's Discussion and Analysis of Results of
  Operations and Financial Condition                          11

Part II.  Other Information:

Item 4 - Submission of Matters to a Vote of Security Holders  13

Item 6 - Exhibits and Reports on Form 8-K                     13

PART I - ITEM 1                                                           3

FINANCIAL INFORMATION


                             THE DIXIE GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                 June 28,     December 28,
                                                   1997           1996
                                               ____________   ____________
                                              (dollar amounts in thousands)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                    $      2,052   $      1,988
  Accounts receivable (less allowance for
    doubtful accounts of $3,415 in 1997
    and $3,614 in 1996)                              31,339         14,628
  Inventories                                       100,102         93,226
  Assets held for sale                               10,000         10,350
  Other                                               8,125         10,520
                                               ____________   ____________

                      TOTAL CURRENT ASSETS          151,618        130,712

PROPERTY, PLANT AND EQUIPMENT                       346,960        338,573
  Less accumulated amortization and
    depreciation                                    190,270        182,797
                                               ____________   ____________

         NET PROPERTY, PLANT AND EQUIPMENT          156,690        155,776

INTANGIBLE ASSETS (less accumulated
  amortization of $7,594 in 1997
    and $6,928 in 1996)                              44,374         31,611

OTHER ASSETS                                         11,093         10,036
                                               ____________   ____________

                              TOTAL ASSETS     $    363,775   $    328,135
                                               ____________   ____________
                                               ____________   ____________














See Notes to Consolidated Condensed Financial Statements.

                        THE DIXIE GROUP, INC.                             4
                CONSOLIDATED CONDENSED BALANCE SHEETS
                           (UNAUDITED)

                                                 June 28,     December 28,
                                                   1997           1996
                                               ____________   ____________
                                              (dollar amounts in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                             $     34,815   $     31,473
  Accrued expenses                                   29,036         24,338
  Current portion of long-term debt                   5,134          2,641
                                               ____________   ____________

                 TOTAL CURRENT LIABILITIES           68,985         58,452

LONG-TERM DEBT
  Senior indebtedness                                54,888         34,036
  Subordinated notes                                 50,000         50,000
  Convertible subordinated debentures                42,282         44,782
                                               ____________   ____________

                      TOTAL LONG-TERM DEBT          147,170        128,818

OTHER LIABILITIES                                     9,789          9,555

DEFERRED INCOME TAXES                                23,211         22,760

STOCKHOLDERS' EQUITY
  Common Stock - issued and outstanding,
    13,903,643 shares in 1997 and
    13,876,826 shares in 1996                        41,711         41,630
  Class B Common Stock - issued and
    outstanding, 735,228 shares in 1997
    and 1996                                          2,206          2,206
  Common Stock subscribed                             1,366          1,348
  Additional paid-in capital                        132,579        132,475
  Stock subscriptions receivable                     (2,388)        (2,190)
  Retained earnings                                  (2,484)        (8,766)
  Minimum pension liability adjustment               (2,668)        (2,668)
                                               ____________   ____________

                                                    170,322        164,035
  Less Common Stock in treasury at cost -
    3,435,799 shares in 1997 and
    3,409,872 shares in 1996                         55,702         55,485
                                               ____________   ____________

                TOTAL STOCKHOLDERS' EQUITY          114,620        108,550
                                               ____________   ____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    363,775   $    328,135
                                               ____________   ____________
                                               ____________   ____________


See Notes to Consolidated Condensed Financial Statements.

                               THE DIXIE GROUP, INC.                      5
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)

                                                 Three Months Ended
                                          _________________________________

                                             June 28,           June 29,
                                               1997               1996
                                          ______________     ______________
                                            (dollar amounts in thousands,
                                                except per share data)

Net sales                                  $    169,163       $    167,962

Cost of sales                                   139,332            137,533
                                           ____________       ____________

                             GROSS PROFIT        29,831             30,429

Selling and administrative
  expenses                                       20,063             19,800

Other expense - net                                 911              4,287
                                           ____________       ____________

  INCOME BEFORE INTEREST AND TAXES                8,857              6,342

Interest expense                                  3,282              3,805
                                           ____________       ____________

        INCOME BEFORE INCOME TAXES                5,575              2,537

Income tax provision                              2,275              1,217
                                           ____________       ____________

                        NET INCOME         $      3,300       $      1,320
                                           ____________       ____________
                                           ____________       ____________

Net income per common
  and common equivalent
  share:

  Primary                                  $        .29      $         .12

  Fully-diluted                            $        .28      $         .12










See Notes to Consolidated Condensed Financial Statements.

                               THE DIXIE GROUP, INC.                      6
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)

                                                  Six Months Ended
                                          _________________________________

                                             June 28,           June 29,
                                               1997               1996
                                          ______________     ______________
                                            (dollar amounts in thousands,
                                                except per share data)

Net sales                                  $    331,523       $    329,482

Cost of sales                                   274,479            274,793
                                           ____________       ____________

                             GROSS PROFIT        57,044             54,689

Selling and administrative
  expenses                                       38,529             40,606

Other expense - net                               1,357              4,980
                                           ____________       ____________

  INCOME BEFORE INTEREST AND TAXES               17,158              9,103

Interest expense                                  6,619              7,782
                                           ____________       ____________

        INCOME BEFORE INCOME TAXES               10,539              1,321

Income tax provision                              4,258                992
                                           ____________       ____________

                        NET INCOME         $      6,281       $        329
                                           ____________       ____________
                                           ____________       ____________

Net income per common
  and common equivalent
  share:

  Primary                                  $        .55      $         .03

  Fully-diluted                            $        .53      $         .03










See Notes to Consolidated Condensed Financial Statements.

                         THE DIXIE GROUP, INC.                            7
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                  Six Months Ended
                                             ___________________________

                                                June 28,       June 29,
                                                  1997           1996
                                             ____________   ____________
                                            (dollar amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES

    Net income                               $      6,281   $        329
    Depreciation and amortization                  12,229         14,586
    Benefit for deferred income
      taxes                                          (359)          (196)
    Gain on property, plant and
      equipment                                       (20)          (558)
                                             ____________   ____________

                                                   18,131         14,161
    Changes in operating assets and
      liabilities, net of effects
      of business combination                     (10,898)         8,548
                                             ____________   ____________


NET CASH PROVIDED BY
    OPERATING ACTIVITIES                            7,233         22,709




CASH FLOWS FROM INVESTING ACTIVITIES

    Net proceeds from sale of
      property, plant and equipment                   886         23,194
    Purchase of property, plant and
      equipment                                    (9,643)        (8,570)
    Net cash paid in business
      combination                                 (19,046)           -0-
                                             ____________   ____________

NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                            (27,803)        14,624










See Notes to Consolidated Condensed Financial Statements.

                         THE DIXIE GROUP, INC.                            8
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            - CONTINUED
                            (UNAUDITED)

                                                  Six Months Ended
                                             ___________________________

                                               June 28,       June 29,
                                                 1997           1996
                                             ____________   ____________
                                            (dollar amounts in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES

    Net increase (decrease) in
      credit line borrowings                       22,165        (38,150)
    Payments on term-loan                          (1,250)        (1,250)
    Other                                            (281)          (196)
                                             ____________   ____________
NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                           20,634        (39,596)




INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                         64         (2,263)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                        1,988          3,413
                                             ____________   ____________

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                 $      2,052   $      1,150
                                             ____________   ____________
                                             ____________   ____________




SUPPLEMENTAL CASH FLOW INFORMATION

      Interest paid                          $      6,179   $      7,960
                                             ____________   ____________
                                             ____________   ____________

      Income taxes paid, net of
        tax refunds received                 $      1,712   $       (706)
                                             ____________   ____________
                                             ____________   ____________






See Notes to Consolidated Condensed Financial Statements.

                          THE DIXIE GROUP, INC.                           9
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements which do not include all of the information and footnotes required in annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 28, 1997 are not necessarily indicative of the results that may be expected for the entire year.

NOTE B - INVENTORIES

Inventories are summarized as follows:

                                            June 28,       December 28,
                                              1997            1996
                                          ____________    ____________
                                          (dollar amounts in thousands)
      At current cost
       Raw materials                      $     23,800    $     20,276
       Work-in-process                          24,165          26,294
       Finished goods                           58,148          54,109
       Supplies, repair parts
         and other                               4,056           4,000
                                          ____________    ____________

                                               110,169         104,679
      Excess of current cost
       over LIFO value                         (10,067)        (11,453)
                                          ____________    ____________

                                          $    100,102    $     93,226
                                          ____________    ____________
                                          ____________    ____________

NOTE C - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which the Company is required to adopt on December 27, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating "basic earnings per share", which replaces primary earnings per share, the dilutive effect of stock options will be excluded. The restated basic earnings per share is expected to result in an increase over primary earnings per share for the six months ended June 28, 1997 of $.01 per share. The adoption of Statement 128 will have no impact on the calculation of diluted earnings per share for the quarter or six months ended June 28, 1997.

NOTE D - DEBT AND CREDIT ARRANGEMENTS

Under the Company's revolving credit and term loan agreement, the Company is required to maintain a certain ratio of equity to total capitalization. The Company's available unused borrowing capacity under revolving credit facilities was approximately $57,459 at August 2, 1997.

NOTE E - BUSINESS COMBINATION

In early fiscal 1997, the Company acquired the business and operating assets of Danube Carpet Mills, Inc. ("Danube"), a manufacturer of carpet for the manufactured housing, recreational vehicle, and van conversion industries. The acquisition was accounted for as a purchase effective December 31, 1996, and accordingly, the results of operations of Danube subsequent to December 31, 1996 are included in the Company's consolidated financial statements. The total purchase price of $20,846 (of which $19,046 had been expended through June 28, 1997) was allocated to the net tangible assets acquired based on their estimated fair market values. The excess amount of the purchase price over the estimated fair market value of the net tangible assets was recorded as an intangible asset and is being amortized using the straight-line method over 40 years.

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

                                           Three months      Six months
                                               ended            ended
                                           June 29, 1996    June 29, 1996
Net sales                                     $178,718         $351,669
Income from continuing operations                2,208            2,095
Net income                                       2,208            2,095
Per common and common equivalent share:
  Income from continuing operations                .20              .19
  Net income                                       .20              .19

PART I - ITEM 2                                                          11

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is presented to update the discussion of results of operations and financial condition included in the Company's 1996 Annual Report.

RESULTS OF OPERATIONS

With the Company's sale of its Thread Business in June 1996 and the acquisition of the assets and business of Danube Carpet Mills, Inc. at the beginning of fiscal 1997, the Company's revised strategic business structure is now in place. The 1997 results include the effects of the Danube acquisition.

For the quarter ended June 28, 1997, the Company reported net income of $3.3 million, or $.29 per share, a significant increase over earnings of $1.3 million, or $.12 per share, in the second quarter of 1996. Sales for the second quarter of 1997 were $169.2 million compared with $168.0 million in the prior year. Excluding sales from the Company's Thread Business, second quarter 1997 sales were up $22.3 million, or 15.3%.

For the first six months of 1996, the Company's net income was $6.3 million, or $.55 per share, an increase of $6.0 million compared with earnings of $0.3 million, or $.03 per share, in the prior year period. Sales for the six months ended June 28, 1997 were $331.5 million compared with $329.5 million for the first half of 1996. Excluding sales from the Threads Business, revenues in 1997 were up $45.7 million, or 16.1%.

The following table reflects selected operating data (in millions of dollars) related to the two business segments of the Company:
Floorcovering Business and Textile/Apparel Business.

                                     Quarter Ended      Six Months Ended
                                   June 28,  June 29,    June 28,  June 29,
                                     1997      1996        1997      1996
SALES
  Floorcovering                    $109.1    $ 96.0      $211.3    $184.2
  Textile/Apparel                    60.3      72.9       120.8     147.5
  Intersegment elimination           (0.2)     (0.9)       (0.6)     (2.2)
    Total sales                    $169.2    $168.0      $331.5    $329.5

OPERATING PROFIT
  Floorcovering                    $  9.2    $  6.4      $ 17.0    $ 10.8
  Textile/Apparel                     2.0       1.4         4.7       1.0
    Total operating profit         $ 11.2    $  7.8      $ 21.7    $ 11.8

Sales in the Company's Floorcovering Business were $109.1 million and $211.3 million for the quarter and six months ended June 28, 1997, respectively. This represented an increase of approximately 14% against each of the 1996 corresponding periods. While the manufactured housing market remains soft, the acquisition of Danube and strong demand in other of the Company's floorcovering segments resulted in the 1997 increase in revenues over the 1996 reporting periods. As a result of the acquisition of Danube, the stronger demand in core floorcovering segments served and costs reductions from manufacturing efficiency improvements, operating profits of $9.2 million and $17.0 million in the quarter and six months periods ended June 28, 1997, respectively, represented an increase of 43.8% and 57.4% over the 1996 periods.

Excluding Threads, sales in the Company's Textile/Apparel Business were up for the quarter and six months ended June 28, 1997 by approximately 17% compared with the corresponding periods in 1996. Excluding the operations of Threads, operating profits for the quarter ended June 28, 1997 were $2.0 million compared with $0.6 million in 1996 and $4.7 million for the six months of 1997 compared with a loss of $0.7 million for the comparable period in 1996. The increase in revenues in the 1997 reporting periods compared with 1996 represents stronger demand for products in home furnishing and apparel textile markets served. The operating profit improvement in 1997 resulted from the effects of the demand increase and lower costs of manufacturing.




LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1997, the Company's debt increased $20.8 million from year-end 1996 levels as a result of $19.0 expended in connection with the acquisition of Danube and $9.6 million in capital expenditures net of an increase in cash flow of $7.2 million provided by operating activities and proceeds from miscellaneous asset sales of $0.9 million. Debt decreased from the end of the first quarter of fiscal 1997 as cash generated from the continued improved operating results, including decreased working capital requirements, was used to reduce debt.

Under the Company's revolving credit and term loan agreement, the Company is required to maintain a certain ratio of equity to total capitalization. The Company's available unused borrowing capacity under revolving credit facilities was approximately $57.5 million at August 2, 1997. The available borrowing capacity and operating cash flows are deemed adequate to finance the Company's anticipated liquidity requirements for capital expenditures and seasonal working capital needs.




PENDING ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which the Company is required to adopt on December 27, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating "basic earnings per share", which replaces primary earnings per share, the dilutive effect of stock options will be excluded. The restated basic earnings per share is expected to result in an increase over primary earnings per share for the six months ended June 28, 1997 of $0.01 per share. The adoption of Statement 128 will have no impact on the calculation of diluted earnings per share for the six months ended June 28, 1997.

PART II. OTHER INFORMATION                                               13

Item 4 - Submission of Matters to a Vote of Security Holders

    (a) The annual meeting of shareholders was held on May 1, 1997.

    (c) The meeting was held to consider and vote upon the following:
        (1) the election of Directors for the following year; (2) the approval of an amendment to the Company's Restated Charter changing the Company's name to "The Dixie Group, Inc."; and (3) the approval of certain amendments (as described in the Proxy Statement) to the Company's Incentive Stock Plan. All Directors were elected and both amendments were approved with the results of the vote summarized as follows:

                                 FOR       AGAINST    ABSTAIN     TOTAL
J. Don Brock                 22,312,307      25,433   480,146   22,817,886
Paul K. Brock                22,315,707      22,033   480,146   22,817,886
Lovic A. Brooks, Jr.         22,175,707     162,033   480,146   22,817,886
Daniel K. Frierson           22,317,425      20,315   480,146   22,817,886
Paul K. Frierson             22,319,577      18,163   480,146   22,817,886
James H. Martin, Jr.         22,167,300     170,440   480,146   22,817,886
John W. Murrey, III          22,175,657     162,083   480,146   22,817,886
Peter L. Smith               22,177,257     160,483   480,146   22,817,886
Robert J. Sudderth, Jr.      22,318,857      18,883   480,146   22,817,886


Corporate name change        22,725,532      30,992    61,362   22,817,886


Amendments to the
  Incentive Stock Plan       18,750,585   2,248,267   128,246   21,127,098



Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

       (i)  Exhibits Incorporated by Reference

            None.

       (ii) Exhibits Filed with this Report

            (11)   Statement re:  Computation of Earnings Per Share.

    (b) Reports on Form 8-K

        No reports on Form 8-K have been filed by the registrant during the three month period ended June 28, 1997.

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



        August 11, 1997
     ____________________

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

                          QUARTER ENDED JUNE 28, 1997

                             THE DIXIE GROUP, INC.

                            CHATTANOOGA, TENNESSEE

                                 Exhibit Index

EXHIBIT
  NO.  EXHIBIT DESCRIPTION           INCORPORATION BY REFERENCE

 (11)  Statement re: Computation     Filed herewith.
       of Earnings Per Share.