Form 10-Q
period 1997-09-27
DIXIE GROUP INC
filed 1997-11-12
CIK 29332

                           FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549



Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 27, 1997

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

     Class                         Outstanding as of October 28, 1997

Common Stock, $3 Par Value                   10,521,163 shares
Class B Common Stock, $3 Par Value              735,228 shares
Class C Common Stock, $3 Par Value                    0 shares

                        THE DIXIE GROUP, INC                              2

                                INDEX


Part I. Financial Information:                            Page No.

Consolidated Condensed Balance Sheets --
  September 27, 1997 and December 28, 1996                     3

Consolidated Statements of Income --
  Three Months Ended September 27, 1997
  and September 28, 1996                                       5

Consolidated Statements of Income --
  Nine Months ended September 27, 1997
  and September 28, 1996                                       6

Consolidated Condensed Statements of Cash Flows --
  Nine Months Ended September 27, 1997
  and September 28, 1996                                       7

Notes to Consolidated Condensed Financial Statements           9

Management's Discussion and Analysis of Results of
  Operations and Financial Condition                          12

Part II.  Other Information:

Item 6 - Exhibits and Reports on Form 8-K                     15

PART I - ITEM 1                                                           3

FINANCIAL INFORMATION


                             THE DIXIE GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                              September 27,   December 28,
                                                  1997            1996
                                              _____________   ____________
                                              (dollar amounts in thousands)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                   $       2,096   $      1,988
  Accounts receivable (less allowance for
    doubtful accounts of $3,209 in 1997
    and $3,614 in 1996)                              30,426         14,628
  Inventories                                        94,873         93,226
  Assets held for sale                               10,000         10,350
  Other                                               7,801         10,520
                                              _____________   ____________

                      TOTAL CURRENT ASSETS          145,196        130,712

PROPERTY, PLANT AND EQUIPMENT                       352,668        338,573
  Less accumulated amortization and
    depreciation                                    195,533        182,797
                                              _____________   ____________

         NET PROPERTY, PLANT AND EQUIPMENT          157,135        155,776

INTANGIBLE ASSETS (less accumulated
  amortization of $7,911 in 1997
    and $6,928 in 1996)                              44,057         31,611

OTHER ASSETS                                         10,677         10,036
                                              _____________   ____________

                              TOTAL ASSETS    $     357,065   $    328,135
                                              _____________   ____________
                                              _____________   ____________













See Notes to Consolidated Condensed Financial Statements.

                        THE DIXIE GROUP, INC.                             4
                CONSOLIDATED CONDENSED BALANCE SHEETS
                           (UNAUDITED)

                                              September 27,   December 28,
                                                  1997            1996
                                              _____________   ____________
                                              (dollar amounts in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                            $      35,464   $     31,473
  Accrued expenses                                   32,246         24,338
  Current portion of long-term debt                   5,131          2,641
                                              _____________   ____________

                 TOTAL CURRENT LIABILITIES           72,841         58,452

LONG-TERM DEBT
  Senior indebtedness                                41,904         34,036
  Subordinated notes                                 50,000         50,000
  Convertible subordinated debentures                42,282         44,782
                                              _____________   ____________

                      TOTAL LONG-TERM DEBT          134,186        128,818

OTHER LIABILITIES                                     8,960          9,555

DEFERRED INCOME TAXES                                23,112         22,760

STOCKHOLDERS' EQUITY
  Common Stock - issued and outstanding,
    13,960,262 shares in 1997 and
    13,876,826 shares in 1996                        41,881         41,630
  Class B Common Stock - issued and
    outstanding, 735,228 shares in 1997
    and 1996                                          2,206          2,206
  Common Stock subscribed                             1,366          1,348
  Additional paid-in capital                        132,785        132,475
  Stock subscriptions receivable                     (2,388)        (2,190)
  Retained earnings                                     528         (8,766)
  Minimum pension liability adjustment               (2,668)        (2,668)
                                              _____________   ____________

                                                    173,710        164,035
  Less Common Stock in treasury at cost -
    3,439,099 shares in 1997 and
    3,409,872 shares in 1996                         55,744         55,485
                                              _____________   ____________

                TOTAL STOCKHOLDERS' EQUITY          117,966        108,550
                                              _____________   ____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $     357,065   $    328,135
                                              _____________   ____________
                                              _____________   ____________

See Notes to Consolidated Condensed Financial Statements.

                               THE DIXIE GROUP, INC.                      5
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)

                                                  Three Months Ended
                                            ______________________________

                                            September 27,    September 28,
                                                1997             1996
                                            _____________    _____________
                                            (dollar amounts in thousands,
                                                except per share data)

Net sales                                   $     159,940    $     145,400

Cost of sales                                     133,804          120,442
                                            _____________    _____________

                             GROSS PROFIT          26,136           24,958

Selling and administrative
  expenses                                         18,139           16,824

Other expense - net                                   606            1,682
                                            _____________    _____________

  INCOME BEFORE INTEREST AND TAXES                  7,391            6,452

Interest expense                                    2,798            2,920
                                            _____________    _____________

        INCOME BEFORE INCOME TAXES                  4,593            3,532

Income tax provision                                1,581            1,502
                                            _____________    _____________

                        NET INCOME          $       3,012    $       2,030
                                            _____________    _____________
                                            _____________    _____________

Net income per common
  and common equivalent
  share:

  Primary                                   $         .25    $         .18

  Fully-diluted                             $         .25    $         .18









See Notes to Consolidated Condensed Financial Statements.

                               THE DIXIE GROUP, INC.                      6
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)

                                                  Nine Months Ended
                                            ______________________________

                                            September 27,    September 28,
                                                1997             1996
                                            _____________    _____________
                                            (dollar amounts in thousands,
                                                except per share data)

Net sales                                   $     491,463    $     474,882

Cost of sales                                     408,283          395,235
                                            _____________    _____________

                             GROSS PROFIT          83,180           79,647

Selling and administrative
  expenses                                         56,668           57,430

Other expense - net                                 1,963            6,662
                                            _____________    _____________

  INCOME BEFORE INTEREST AND TAXES                 24,549           15,555

Interest expense                                    9,417           10,702
                                            _____________    _____________

        INCOME BEFORE INCOME TAXES                 15,132            4,853

Income tax provision                                5,839            2,494
                                            _____________    _____________

                        NET INCOME          $       9,293    $       2,359
                                            _____________    _____________
                                            _____________    _____________

Net income per common
  and common equivalent
  share:

  Primary                                   $         .79    $         .21

  Fully-diluted                             $         .76    $         .21









See Notes to Consolidated Condensed Financial Statements.

                         THE DIXIE GROUP, INC.                            7
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                  Nine Months Ended
                                            ______________________________

                                            September 27,    September 28,
                                                1997             1996
                                            _____________    _____________
                                            (dollar amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES

    Net income                              $       9,293    $       2,359
    Depreciation and amortization                  18,531           21,561
    Benefit for deferred income
      taxes                                          (458)            (154)
    Gain on property, plant and
      equipment                                      (335)            (354)
                                            _____________    _____________

                                                   27,031           23,412
    Changes in operating assets and
      liabilities, net of effects
      of business combination                      (1,801)          21,523
                                            _____________    _____________


NET CASH PROVIDED BY
    OPERATING ACTIVITIES                           25,230           44,935




CASH FLOWS FROM INVESTING ACTIVITIES

    Net proceeds from sale of
      property, plant and equipment                 1,604           23,590
    Purchase of property, plant and
      equipment                                   (15,661)         (11,972)
    Net cash paid in business
      combination                                 (19,046)             -0-
                                            _____________    _____________

NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                            (33,103)          11,618









See Notes to Consolidated Condensed Financial Statements.

                         THE DIXIE GROUP, INC.                            8
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            - CONTINUED
                            (UNAUDITED)

                                                  Nine Months Ended
                                            ______________________________

                                            September 27,    September 28,
                                                1997             1996
                                            _____________    _____________
                                            (dollar amounts in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES

    Net increase (decrease) in
      credit line borrowings                        9,839          (55,675)
    Payments on term-loan                          (1,875)          (1,875)
    Other                                              17             (226)
                                            _____________    _____________
NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                            7,981          (57,776)




INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                        108           (1,223)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                        1,988            3,413
                                            _____________    _____________

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                $       2,096    $       2,190
                                            _____________    _____________
                                            _____________    _____________




SUPPLEMENTAL CASH FLOW INFORMATION

      Interest paid                         $       9,602    $      11,397
                                            _____________    _____________
                                            _____________    _____________

      Income taxes paid, net of
        tax refunds received                $       2,159    $        (589)
                                            _____________    _____________
                                            _____________    _____________





See Notes to Consolidated Condensed Financial Statements.

                          THE DIXIE GROUP, INC.                           9
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements which do not include all of the information and footnotes required in annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 27, 1997 are not necessarily indicative of the results that may be expected for the entire year.

NOTE B - INVENTORIES

Inventories are summarized as follows:

                                          September 27,    December 28,
                                              1997             1996
                                          _____________    ____________
                                          (dollar amounts in thousands)
      At current cost
       Raw materials                      $      20,376    $     20,276
       Work-in-process                           24,795          26,294
       Finished goods                            55,087          54,109
       Supplies, repair parts
         and other                                3,775           4,000
                                          _____________    ____________

                                                104,033         104,679
      Excess of current cost
       over LIFO value                           (9,160)        (11,453)
                                          _____________    ____________

                                          $      94,873    $     93,226
                                          _____________    ____________
                                          _____________    ____________

NOTE C - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which the Company is required to adopt on December 27, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, calculations of "basic earnings per share" replaces "primary earnings per share" and "diluted earnings per share" replaces "fully diluted earnings per share". The basic calculation excludes the effect of stock options and stock equivalents. The dilutive calculation uses the average stock price for the period, rather than the quarter end price if higher, to determine the dilutive effect of stock options and stock equivalents. The restated basic earnings per share is expected to result in an increase over primary earnings per share for the quarter and nine months ended September 27, 1997 of $.02 per share and $.04 per share, respectively. The restated diluted earnings per share is expected to result in no change compared with the fully diluted earnings per share for the quarter ended September 27, 1997 and is expected to result in an increase of $.03 per share for the nine months ended September 27, 1997.

NOTE D - DEBT AND CREDIT ARRANGEMENTS

The Company's available unused borrowing capacity under revolving credit facilities was $66,414 at September 27, 1997. As of November 7, 1997, the Company's unused available debt capacity was $36,655 under the credit line and includes the change in availability after the recent acquisition.

NOTE E - BUSINESS COMBINATION

In early fiscal 1997, the Company acquired the business and operating assets of Danube Carpet Mills, Inc. ("Danube"), a manufacturer of carpet for the manufactured housing, recreational vehicle, and van conversion industries. The acquisition was accounted for as a purchase effective December 31, 1996, and accordingly, the results of operations of Danube subsequent to December 31, 1996 are included in the Company's consolidated financial statements. The total purchase price of $20,846 (of which $19,046 had been expended through September 27, 1997) was allocated to the net tangible assets acquired based on their estimated fair market values. The excess amount of the purchase price over the estimated fair market value of the net tangible assets was recorded as an intangible asset and is being amortized using the straight-line method over 40 years.

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

                                           Three months      Nine months
                                               ended            ended
                                           Sept 28, 1996    Sept 28, 1996
Net sales                                     $156,325         $507,994
Income from continuing operations                2,749            4,844
Net income                                       2,749            4,844
Per common and common equivalent share:
  Income from continuing operations                .25              .43
  Net income                                       .25              .43

NOTE F - SUBSEQUENT EVENT

On October 2, 1997, the Company acquired the needlebond and artificial turf assets and business of General Felt Industries based in Dalton, Georgia for approximately $41.0 million. The acquired business will be merged with the Company's Bretlin floorcovering operation serving selected needlebond and artificial turf markets.

PART I - ITEM 2                                                          12

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is presented to update the discussion of results of operations and financial condition included in the Company's 1996 Annual Report.

RESULTS OF OPERATIONS

The Company acquired the assets and business of Danube Carpet Mills, Inc. at the beginning of fiscal 1997. The results for 1997 include the effects of the Danube acquisition.

Following the end of the most recent quarter, on October 2, 1997, the Company acquired the needlebond and artificial turf assets and business of General Felt Industries. The acquired business will be merged with the Company's Bretlin floorcovering operation serving selected needlebond and artificial turf markets.

For the quarter ended September 27, 1997, the Company reported net income of $3.0 million, or $.25 per share, on sales of $159.9 million, representing an increase of 50% over the third quarter 1996 net income of $2.0 million, or $.18 per share, on sales of $145.4 million. Excluding sales from the Company's Thread Business, which was sold in June 1996, third quarter 1997 sales were up over the corresponding 1996 quarter by $19.3 million, or 13.8%.

For the first nine months of 1997, the Company's net income was $9.3 million, or $.76 per share, on sales of $491.5 million. The year to date net income represents a significant increase over the comparable 1996 period's net income of $2.4 million, or $.21 per share, on sales of $474.9 million. Excluding sales from the Thread Business, year to date 1997 sales were up $65.0 million, or 15.3%.

The Company's third quarter and year to date 1997 interest expense is lower than the 1996 comparable periods as a result of lower interest rates and lower debt levels due to improved operating cash flows. Additionally, the Company's effective tax rate for the third quarter and first nine months of 1997 was lower than 1996 due primarily to tax effects realized in the third quarter of 1997 from the utilization of net operating loss carrybacks to periods when higher rates were in effect.

The following table reflects selected operating data (in millions of dollars) relating to the two business segments of the Company:
Floorcovering Business and Textile/Apparel Business.

                                     Quarter Ended      Nine Months Ended
                                   Sept 27,  Sept 28,   Sept 27,  Sept 28,
                                     1997      1996       1997      1996
SALES
  Floorcovering                     $107.2    $ 93.3     $318.5    $277.5
  Textile/Apparel                     53.0      52.6      173.8     200.1
  Intersegment elimination            (0.3)     (0.5)      (0.8)     (2.7)
    Total sales                     $159.9    $145.4     $491.5    $474.9

OPERATING PROFIT
  Floorcovering                     $  6.9    $  7.4     $ 23.9    $ 18.3
  Textile/Apparel                      2.1       0.2        6.8       1.2
    Total operating profit          $  9.0    $  7.6     $ 30.7    $ 19.5

Sales in the Company's Floorcovering Business for the quarter and nine months ended September 27, 1997 were up 15% over the corresponding periods in 1996. Operating profits in the Company's Floorcovering Business for the first nine months of 1997 were up $5.6 million over the same period in 1996 but did reflect a decline in the most recent quarter against the previous two quarters in 1997 and the third quarter of 1996. The decline was due to market sluggishness and price pressures experienced in certain floorcovering markets and costs associated with acquisition consolidations.

Excluding Threads, sales in the Company's Textile/Apparel Business were up for the quarter and nine months ended September 27, 1997 over the 1996 periods by 11.0% and 14.8%, respectively. Textile/Apparel operating profits in the quarter ended September 27, 1997 reflected an increase of $1.9 million over the comparable period in 1996. The year to date operating profit of $6.8 million compared with an operating loss of $.5 million, excluding Threads, for the first nine months of 1996. The favorable operating earnings in the 1997 periods reflect the effects of stronger product demand and lower costs of manufacturing.




LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1997, the Company's debt increased $7.9 million. The increase resulted from $19.0 million expended in connection with the acquisition of Danube in the first quarter and $15.7 million in year to date capital expenditures net of $25.2 million provided by operating activities and $1.6 million from miscellaneous asset sales during the first nine months. Since the end of the first quarter of 1997, debt has decreased $22.3 million through September 27, 1997. Cash generated from operating activities, including a decrease of $17.9 million in working capital requirements (due primarily to inventory reductions), was used to reduce debt. On October 2, 1997, the needlebond and turf assets and business of General Felt Industries were acquired for approximately $41.0 million. This acquisition was financed under the Company's revolving credit facility.

The Company's available unused borrowing capacity under revolving credit facilities was $66.4 million at September 27, 1997. As of November 7, 1997, the Company's unused available debt capacity was $36.7 million under the credit line and includes the change in availability after the recent acquisition.




PENDING ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which the Company is required to adopt on December 27, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, calculations of "basic earnings per share" replaces "primary earnings per share" and "diluted earnings per share" replaces "fully diluted earnings per share". The basic calculation excludes the effect of stock options and stock equivalents. The dilutive calculation uses the average stock price for the period, rather than the quarter end price if higher, to determine the dilutive effect of stock options and stock equivalents. The restated basic earnings per share is expected to result in an increase over primary earnings per share for the quarter and nine months ended September 27, 1997 of $.02 per share and $.04 per share, respectively. The restated diluted earnings per share is expected to result in no change compared with the fully diluted earnings per share for the quarter ended September 27, 1997 and is expected to result in an increase of $.03 per share for the nine months ended September 27, 1997.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Statement is effective for fiscal 1998 and includes provisions requiring companies to report segment information using a "management approach", which modifies the required disclosures and business segmentation approach used in a company's public financial statements. Statement No. 131 will not have any effect on the consolidated results of operations or financial condition of the Company. The Company has not made a final determination as to whether compliance with the Statement will require changes in its current business segmentation for financial reporting purposes.

PART II. OTHER INFORMATION                                               15

Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

       (i)  Exhibits Incorporated by Reference

            None.

       (ii) Exhibits Filed with this Report

            (4) Second Amendment dated September 7, 1997 to the Third Amended and Restated Credit Agreement dated March 31, 1995.

            (11)   Statement re:  Computation of Earnings Per Share.

    (b) Reports on Form 8-K

        Current Report on Form 8-K dated August 29, 1997 reporting the execution of an Asset Purchase Agreement with Foamex L. P. under which the Company acquired the Dalton, Georgia based business of General Felt Industries, Inc.

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



       November 10, 1997
     ____________________

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

                     QUARTER ENDED SEPTEMBER 27, 1997

                             THE DIXIE GROUP, INC.

                            CHATTANOOGA, TENNESSEE

                                 Exhibit Index

EXHIBIT
  NO.  EXHIBIT DESCRIPTION           INCORPORATION BY REFERENCE

 (4)   Second Amendment dated        Filed herewith.
       September 7, 1997 to
       the Third Amended and
       Restated Credit Agreement
       dated March 31, 1995.

 (11)  Statement re: Computation     Filed herewith.
       of Earnings Per Share.