Form 10-K405
period 1997-12-27
DIXIE GROUP INC
filed 1998-03-27
CIK 29332

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 27, 1997.

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

                                  FORM 10-K
                                 (Continued)

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 6, 1998: Common Stock - $114,315,162; Class B Common Stock - No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to section 15(d) of the Act.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

         Class                             Outstanding as of March 6, 1998

Common Stock, $3.00 Par Value                    10,597,219 shares

Class B Common Stock, $3.00 Par Value               735,228 shares

Class C Common Stock, $3.00 Par Value                     0 shares


                      Documents Incorporated By Reference

Specified portions of the following document are incorporated by reference:

Proxy Statement of the registrant for annual meeting of shareholders to be held April 30, 1998 (Part III).








PART I

ITEM 1.  BUSINESS

GENERAL

The Company's sales in 1992 were $470 million and consisted of yarns, thread, and fabrics, sold to industrial manufacturers, all of which required further processing by the Company's customers prior to reaching the consumer. The Company has expanded into a group of businesses with total sales in excess of $650 million, approximately two-thirds of which are sold into selected floorcovering markets and the remainder into certain textile and apparel markets. Over fifty percent of the Company's products are supplied to its customers in the final form used by the ultimate consumer.

The Company expanded into the floorcovering business through the acquisitions of Carriage Industries, Inc. and Masland Carpets, Inc. in 1993 and Patrick Carpet Mills, Inc. in 1994. In early fiscal 1997, the Company acquired the assets and business of Danube Carpet Mills, Inc. and in October 1997, the Company acquired the needlebond and artificial turf assets and business of General Felt Industries, Inc. based in Dalton, Georgia.

Since the later part of 1992, the Company has sold or closed a substantial number of textile facilities, including the sale of the Company's thread business. In late 1996, the Company announced its intent to sell its Tarboro, North Carolina textile spinning facility. The facility is still held for sale but continues to operate. In each case, the Company has either exited specific markets or product lines in an effort to focus on higher-margin products. Where applicable, equipment and operations have been consolidated into existing facilities in order to continue the production and sale of products that fit the Company's strategy. The Company has pursued growth in selected finished apparel markets in order to take advantage of its vertical manufacturing capabilities. The Company believes that vertical expansion into selected finished apparel markets will provide value to its customers through a quality controlled, quick response production and distribution process.

In an effort to pursue new markets in the floorcovering business, the Company is launching a new product line in 1998 which involves the manufacture and sale of carpet pad which will be made by recycling the Company's synthetic materials by-products.


FLOORCOVERING

THE CARPET INDUSTRY - Based on information compiled by the national trade association representing carpet and rug manufacturers, the domestic carpet and rug industry is composed of over 100 manufacturers of which the top 10 account for approximately 75% of the industry's production. The industry has two primary markets, residential and commercial, with the residential market making up the largest portion of the industry's sales. A substantial portion of industry shipments is made in response to replacement demand. The residential market consists of broadloom carpets, rugs, and bathmats in a broad range of styles, colors, and textures. The commercial market consists primarily of broadloom carpets for a variety of institutional applications. The carpet industry also manufactures carpet for the automotive, recreational vehicle, and small boat industries.

There is a high degree of competition within the domestic carpet industry, which also faces competition from the hard surface floorcovering industry. The principal methods of competition within the carpet industry are quality, style, price, and service.

THE COMPANY'S FLOORCOVERING BUSINESS - The Company's floorcovering business consists of four distinct specialty businesses including products for a variety of floorcovering applications and proprietary yarn for the tufting industry. Each business is described below.

Masland Carpets is a manufacturer of specialty carpets and rugs for the high-end residential and commercial marketplaces. Masland's products are marketed to the architectural and interior design community and specialty floorcovering showrooms. Masland competes in each of these markets through quality, service, and innovation in styling and product design. Masland's business includes a product line designed to cater to value oriented commercial customers where style, design, and quality are required. Masland's product lines are marketed by its own sales force.

Carriage Industries is a vertically integrated carpet manufacturer supplying tufted broadloom carpet for customers of the manufactured/modular housing, recreational vehicle, van conversion, and exposition trade show industries. Carriage creates specialty products geared to specifications that maximize efficiency and minimize waste for their customers with a just-in-time delivery approach through its own trucking fleet. The acquisition of Danube Carpet Mills increased Carriage's sales in the manufactured housing and recreational vehicle industries and provided the opportunity to be more competitive by expanding its core business. Carriage's product lines are marketed by a staff of salaried sales personnel.

Bretlin is a manufacturer of indoor/outdoor needlebond carpet and runners, floormats, decorative accent rugs, commercial/industrial polypropylene needlebond carpet, and synthetic fiber cushion. Its products are marketed to home centers, mass merchants, floorcovering groups or co-ops, distributors, and independent floorcovering retailers. The needlebond and artificial turf assets and business acquired from General Felt Industries in October 1997 are complementary to Bretlin's existing manufacturing capabilities and product lines. High service standards in terms of speed and accuracy in filling orders for its customers are key competitive factors for Bretlin. Products of Bretlin are marketed primarily through its own sales force, and to a lesser extent, commission sales representatives.

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

The Company's sales order backlog position in its floorcovering businesses, excluding Carriage, was approximately $27,300,000 at December 27, 1997 and $28,000,000 at December 28, 1996. Approximately 90% of orders received by Carriage are shipped within the same week. All of the order backlog can reasonably be expected to be filled within the 1998 fiscal year.

The Company's floorcovering businesses own a variety of trademarks under which their products are marketed. While such trademarks are important to the Company's businesses, there is no one trademark, other than the name "Masland", which is of material importance to the floorcovering business.


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

Apparel industry information continues to reflect an increase in the supply of apparel into domestic markets from Mexico and the Caribbean Basin compared with Asian suppliers. The Company believes a substantial portion of this increase has resulted from enacted trade legislation and has increased the demand for domestic textile products as a source of fabric for the manufacture of finished apparel. The Company also believes that merchandisers in the domestic apparel industry prefer a supply of complete finished apparel products. The Company's textile and apparel products are generally concentrated into markets and distribution chains whose customers favor higher-end products. These factors are expected to benefit the high-end value added products of the Company's textile business and support the Company's strategy to grow its package finished apparel business by utilizing the Company's vertical yarn and fabric capabilities and sewing resources in Central America.

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




Dixie Yarns spins, dyes, and processes value-added cotton and high performance specialty synthetic yarns to select manufacturers of high-end upholstery, home furnishings, premium sportswear, hosiery, sweaters, underwear, and automotive body cloth. Products manufactured by the Yarn Group are primarily made from cotton fiber but also include products made from branded specialty synthetic fibers which impart strength, heat resistance, stretch and/or characteristics relating to comfort and insulation properties. A portion of the yarn produced is further processed by the Company's mercerizing and package dye facility. Natural, dyed, and synthetic yarns are marketed through a combination of salaried sales force and, to a lesser extent, commissioned sales agents.

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

The Company's sales order backlog position in its textile/apparel businesses was approximately $42,900,000 on December 27, 1997 compared to $56,500,000 on December 28, 1996. All of these orders can reasonably be expected to be filled within the 1998 fiscal year.

The Company owns a number of patents used in its textile business, and patent protection is sought as a matter of course when machinery or process improvements are made that are considered patentable. However, in the opinion of the Company, its textile operations are not materially dependent upon patents and patent applications.


CUSTOMER AND PRODUCT CONCENTRATION

There was no single class of products exceeding 10 percent of the Company's consolidated sales volume for 1997, 1996, or 1995 and no single customer's sales volume exceeded 10 percent of the Company's consolidated sales volume for 1997.


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


EMPLOYMENT LEVEL

The Company had approximately 4,600 associates as of the end of fiscal
1997.



ITEM 2.  PROPERTIES

The following table lists the Company's facilities according to location, type of operation and approximate total floor space as of March 6, 1998.

                                                                Approximate
Location                       Type of Operation                Square Feet
                               FLOORCOVERING
Administrative:
  Dalton, GA                   Administrative                       13,000
  Calhoun, GA                  Administrative                       22,000
  Mobile, AL                   Administrative                       20,000
                                 Total Administrative               55,000
Warehousing:
  Ringgold, GA                 Warehousing                         119,000

Manufacturing:
  Lemoore, CA                  Tufted Yarn Spinning                322,000
  Ringgold, GA                 Tufted Yarn Spinning                290,000
  (1) Roanoke, AL              Tufted Yarn Spinning                190,000
  Calhoun, GA                  Carpet Manufacturing,
                                 Distribution                    1,086,000
                               Needlebond Manufacturing,
                                 Distribution                      347,000
  (2) Dalton, GA               Carpet Manufacturing,
                                 Distribution                      511,000
  Atmore, AL                   Carpet Manufacturing,
                                 Distribution                      342,000
  Mobile, AL                   Rug Manufacturing, Distribution     400,000
  (3) LaFayette, GA            Carpet Padding Manufacturing         73,000
                                 Total Manufacturing             3,561,000

                               TEXTILE/APPAREL
Manufacturing:
  Chattanooga, TN              Yarn Spinning                       440,000
  Mebane, NC                   Yarn Spinning                        99,000
  Ranlo, NC                    Yarn Spinning                       319,000
  (4) Tarboro, NC              Yarn Spinning                       340,000
  Chattanooga, TN              Package Yarn Dyeing, Bleaching
                                 and Mercerizing                   276,000
  Jefferson, SC                Fabric Knitting, Dyeing and
                                 Finishing                         274,000
                                 Total Manufacturing             1,748,000

                               CORPORATE
Administrative:
  Chattanooga, TN              Administrative                       41,000

                                 Total                           5,524,000





ITEM 2.  PROPERTIES - CONTINUED

(1) This property is currently leased. Under the provisions of the Roanoke, AL lease, the Company is acquiring title to the property over the term of the lease, which is expected to terminate in 2004.

(2) The Company is currently leasing 63,000 square feet for carpet manufacturing.

(3) The Company is in the process of converting this operation to a carpet padding manufacturing operation. No production is being performed in this location as of March 6, 1998.

(4) Currently operating; "held for sale".

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of 1997 to a vote of the shareholders.




Pursuant to instruction G of Form 10-K the following is included as an unnumbered item to Part I.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and offices held by the executive officers of the registrant as of March 6, 1998, are listed below along with their business experience during the past five years.

         Name, Age                     Business Experience During
        and Position                         Past Five Years

Daniel K. Frierson, 56                 Director since 1973, Chairman of
Chairman of the Board, President       the Board since 1987 and Chief
and Chief Executive Officer,           Executive Officer since 1980.
Director, Member of Executive          Director of SunTrust Bank,
Committee                              Chattanooga, N.A.  Brother of
                                       Paul K. Frierson.


Glenn A. Berry, 50                     Executive Vice President and Chief
Executive Vice President and           Financial Officer since January
Chief Financial Officer                1997.  Vice President, Lighting
                                       Products Group, MagneTek, Inc.,
                                       from March 1995 to December 1996.
                                       Vice President, Allied Signal
                                       Laminate Systems, 1986 to 1994.


William N. Fry, IV, 39                 Executive Vice President and Chief
Executive Vice President and Chief     Operating Officer, Floorcovering
Operating Officer, Floorcovering       Business since January 1997.
Business                               Executive Vice President and Chief
                                       Operating Officer, Candlewick,
                                       Carriage and Bretlin since January
                                       1996.  President, Bretlin from
                                       January 1995 to January 1996.
                                       Executive Vice President, Bretlin
                                       from November 1993 to January 1995.
                                       Business Analyst, Carriage from July
                                       1993 to November 1993.  General
                                       Manager, Dyed Yarns from May 1992 to
                                       July 1993.  Assistant Plant Manager,
                                       Chattanooga Finishing from July 1991
                                       to May 1992.













EXECUTIVE OFFICERS OF THE REGISTRANT - CONTINUED

         Name, Age                     Business Experience During
        and Position                         Past Five Years

George B. Smith, 57                    Executive Vice President and
Executive Vice President               Chief Operating Officer, Textile/
and Chief Operating Officer,           Apparel Business since September
Textile/Apparel Business               1996.  Executive Vice President
                                       and President, Natural/Dyed Yarns
                                       and Knits since March 1994.
                                       President, Natural and Dyed Yarn
                                       Group from August 1993 to March
                                       1994.  President Natural Yarn Group
                                       from October 1992 to August 1993.
                                       Self-employed (Consulting and
                                       Commission Sales) from June 1990 to
                                       November 1992.


Philip H. Barlow, 48                   Vice President and President of
Vice President and President,          Carriage Industries, Inc. since
Carriage Industries, Inc.              1993.  Vice President of Sales and
                                       Marketing, Carriage, 1988 to 1993.
                                       Director of Sales and Marketing,
                                       Carriage, 1986 to 1988.


Kenneth L. Dempsey, 39                 Vice President and President,
Vice President and President,          Masland Carpets, Inc. since
Masland Carpets, Inc.                  January 1997.  Vice President of
                                       Marketing, Masland, 1991 to 1996.
                                       Director of Marketing, The Harbinger
                                       Company, Inc., subsidiary of Horizon
                                       Industries, Inc., 1982 to 1991.


Paul K. Frierson, 60                   Director since 1988.  Vice President
Vice President and President,          and President, Candlewick Yarns
Candlewick Yarns, Director             since 1989.  Director of
                                       NationsBank/Chattanooga.  Brother of
                                       Daniel K. Frierson.


Jeffrey L. Gregg, 34                   Vice President and President of
Vice President and President,          Bretlin, Inc. since January 1998.
Bretlin, Inc.                          Vice President of Operations,
                                       Carriage Industries, Inc. from May
                                       1996 to January 1998.  Chief
                                       Operating Officer and Chief
                                       Financial Officer, The Geiger Group,
                                       Inc. from July 1991 to April 1996.


W. Derek Davis, 47                     Vice President of Human Resources
Vice President, Human                  since January 1991.  Corporate
Resources                              Employee Relations Director,
                                       1990 to 1991.
EXECUTIVE OFFICERS OF THE REGISTRANT - CONTINUED

         Name, Age                     Business Experience During
        and Position                         Past Five Years

Gary A. Harmon, 52                     Treasurer since 1993.
Treasurer                              Director of Tax and Financial
                                       Planning, 1985 to 1993.


D. Eugene Lasater, 47                  Controller since 1988.
Controller


Starr T. Klein, 55                     Secretary since November 1992.
Secretary                              Assistant Secretary, 1987 to 1992.




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

As of March 6, 1998, the total number of record holders of the Company's Common Stock was approximately 4,100 and the total number of holders of the Company's Class B Common Stock was 16. Management of the Company estimates that there are approximately 3,100 shareholders who hold the Company's Common Stock in nominee names. Dividends and Price Range of Common Stock for the four quarterly periods in the years ended December 27, 1997 and December 28, 1996 are as follows:








                               THE DIXIE GROUP, INC.
                        QUARTERLY FINANCIAL DATA, DIVIDENDS
                          AND PRICE RANGE OF COMMON STOCK
                                    (Unaudited)
                   (dollars in thousands, except per share data)


                                                              1997
Quarter                                    1st          2nd          3rd          4th
Net sales                               $162,360     $169,163     $159,940     $170,380
Gross profit                              27,213       29,831       26,136       26,812
Net income                                 2,981        3,300        3,012        2,326
Earnings per share
  Basic                                      .27          .29          .27          .21
  Diluted                                    .26          .29          .25          .19
Dividends:
  Common Stock                               ---          ---          ---          ---
  Class B Common Stock                       ---          ---          ---          ---

Common Stock prices:
  High                                  $   8.13     $   9.88     $  15.88     $  14.75
  Low                                       6.38         6.00         9.63         9.13



                                                              1996
Quarter                                    1st          2nd          3rd          4th
Net sales                               $161,520     $167,962     $145,400     $140,199
Gross profit                              24,260       30,429       24,958       20,229
Net income (loss)                           (991)       1,320        2,030      (13,572)
Earnings (loss) per share
  Basic                                     (.09)         .12          .18        (1.21)
  Diluted                                   (.09)         .12          .18        (1.21)
Dividends:
  Common Stock                               ---          ---          ---          ---
  Class B Common Stock                       ---          ---          ---          ---

Common Stock prices:
  High                                  $   5.13     $   5.38     $   5.13     $   8.13
  Low                                       3.81         4.25         3.88         4.38




The total of quarterly earnings per share may not equal the annual earnings per share due primarily to Common Stock purchased and issued during the respective periods.
During the fourth quarter of 1996, the Company recognized asset valuation losses of
$18,995 ($13,074, or $1.17 per share after taxes).

The discussion of restrictions on payment of dividends is included in Note F to the
Consolidated Financial Statements included herein.



ITEM 6. SELECTED FINANCIAL DATA
(dollars in thousands, except per share data)

The following selected financial data should be read in conjunction with the related consolidated financial statements and notes thereto included under Items 8, 14(a) (1) and (2) and 14 (d) of the report on Form 10-K.
                                                                             Year Ended
                                            December 27,    December 28,    December 30,    December 31,     December 25,
                                                1997(1)         1996            1995            1994             1993(2)
Net sales                                     $661,843        $615,081        $670,842        $682,859         $591,408

Income (loss) from continuing
  operations(2)                                 11,619         (11,213)        (52,179)         (3,227)           4,684

Total assets                                   386,614         328,135         396,997         488,320          496,579

Long-term debt:
  Senior indebtedness                           68,528          34,036          97,383          87,025           87,650
  Subordinated notes                            50,000          50,000          50,000          50,000           50,000
  Convertible subordinated debentures           42,282          44,782          44,782          44,782           44,782

Common Stock, subject to put option                ---             ---             ---          18,178           18,178

Per Share:
  Income (loss) from continuing
    operations:  (3)
    Basic                                         1.03           (1.00)          (4.44)           (.26)             .42
    Diluted                                        .99           (1.00)          (4.44)           (.26)             .41

  Cash dividends declared:
    Common Stock                                   ---             ---             ---             .20              .20
    Class B Common Stock                           ---             ---             ---             .20              .20

(1)  Includes the results of operations of Danube and GFI Dalton subsequent to their acquisitions on December 31, 1996 and
     October 2, 1997, respectively.

(2)  Includes the results of operations of Carriage Industries, Inc. and Masland Carpets, Inc. subsequent to their acquisitions on
     March 12, 1993 and July 9, 1993, respectively.

(3)  Income (loss) from continuing operations includes asset valuation losses of $13,074, or $1.17 per share, for the year ended
     December 28, 1996, asset valuation losses of $51,058, or $4.35 per share, and casualty insurance gains of $3,298, or $.28 per share, for the year ended December 30, 1995, asset valuation losses of $6,446, or $.53 per share, and a nontaxable life insurance gain of $12,835, or $1.05 per share, for the year ended December 31, 1994.  See Note B, Note L, and Note N to the
     Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

The Company's strategy includes expanding its floorcovering business, focusing its textile/apparel business on higher margin markets (including vertical growth through finished apparel) and increasing the production and sale by both businesses of products that are sold in the form used by the ultimate consumer.

The Company continued the expansion of its floorcovering business through two acquisitions which were completed during fiscal 1997. The Company acquired the assets and business of Danube Carpet Mills, Inc. ("Danube") early in fiscal 1997 for $20.9 million cash. Danube manufactured carpet for the manufactured housing, recreational vehicle, and van conversion industries. The Danube manufacturing and distribution facilities were closed and their operations merged into existing facilities of the Company's Carriage Carpet and Candlewick Yarns operations. On October 2, 1997, the Company acquired the needlebond and artificial turf assets and business of General Felt Industries based in Dalton, Georgia ("GFI Dalton") for $40.9 million. The acquired assets and business were merged with the Company's Bretlin operation.

The Company recorded unusual charges for years before 1997 related to the strategic realignment of its manufacturing facilities, product lines, and businesses to support the objectives of focusing on higher margin markets and increasing its sales of products in the form used by the ultimate consumer. The results for 1996 included charges of $20.6 million ($14.3 million after-tax, or $1.27 per share), primarily related to the write-down of the Company's Tarboro textile spinning facility, which is being held for sale, costs associated with the sale of the Company's thread business, and costs to consolidate operations and exit certain lower-margin product lines. In 1995, net charges of $58.4 million ($47.9 million after-tax, or $4.07 per share), were recorded principally related to the disposal of the Company's thread business, asset impairment losses, a plant sale, and facility consolidations.

The Company reported net income of $11.6 million, or $.99 per share, in 1997. Including the unusual items described above, the Company reported a net loss of $11.2 million, or $1.00 per share, in 1996 and a net loss of $52.2 million, or $4.44 per share, in 1995. Excluding these items, net income was $3.1 million, or $.27 per share, in 1996 and the net loss was $4.3 million, or $.37 per share, in 1995.












The following table reflects selected operating data related to the two business segments of the Company: Floorcovering and Textile/Apparel (see additional information in Note P to the consolidated financial statements). The effects of the unusual items have been reported separately in order to more clearly understand the operations of each segment.

(dollars in millions)

                                                 1997      1996     1995
Sales
  Floorcovering                                 $433.3   $366.4   $361.5
  Textile/Apparel                                229.7    252.0    313.7
  Intersegment elimination                        (1.2)    (3.3)    (4.4)
    Total sales                                 $661.8   $615.1   $670.8

Operating profit (loss)
  Floorcovering
    Excluding unusual items                     $ 30.7   $ 25.4   $ 20.1
    Unusual items                                  ---     (1.9)     0.1
      Floorcovering operating profit              30.7     23.5     20.2
  Textile/Apparel
    Excluding unusual items                        8.8     (1.3)    (5.4)
    Unusual items                                  ---    (18.7)   (58.5)
      Textile/Apparel operating profit (loss)      8.8    (20.0)   (63.9)
  Combined
    Excluding unusual items                       39.5     24.1     14.7
    Unusual items                                  ---    (20.6)   (58.4)
      Company operating profit (loss)           $ 39.5   $  3.5   $(43.7)

1997 Compared to 1996 (excluding unusual items) - Operating profits in the Company's floorcovering business were $30.7 million for 1997, an increase of $5.3 million or 21%, compared with 1996. Sales in the floorcovering business were $433.3 million in 1997 compared with $366.4 million in 1996, an increase of 18%. The increase in sales was primarily a result of the 1997 acquisitions. The improvement in operating profits resulted from incremental volume increases due to the Danube acquisition and volume improvements in the segment's high-end residential and commercial markets. Additional improvements in profitability related to the GFI Dalton acquisition are anticipated in fiscal 1998.

Operating profits in the Company's textile/apparel business were $8.8 million in 1997, compared with an operating loss of $1.3 million in 1996. Textile/Apparel sales decreased in 1997 by $22.3 million compared with 1996. Excluding sales from the Company's thread business, which was sold in June 1996, sales increased $27.4 million in 1997 compared with 1996. A significant portion of this sales growth resulted from the implementation of the Company's strategy of growing finished apparel sales in its textile/apparel business. The improved profitability in 1997 compared with 1996 reflects favorable costs of raw materials and lower manufacturing costs in the segment's yarn business. Approximately $3.5 million, or 35% of the improved costs in the yarn business resulted from the discontinuance of depreciation expense associated with the Tarboro facility in 1997, under provisions of the accounting guidance for assets held for sale. The Company's periodic market value review indicated no adjustment to the facility's carrying value.


Other corporate and miscellaneous expenses not included in the Company's operating segments increased $2.2 million in 1997 compared with 1996. The increase included, among other items, costs associated with the Company's leadership training process, benefit related costs, and costs associated with the Company's name change.

The Company's effective income tax rate was 38.2% for the 1997 tax provision and 27.9% for the 1996 tax benefit. The rate difference is primarily related to the non-deductible goodwill impairment recorded in 1996 which received no tax benefit.

1996 Compared to 1995 (excluding unusual items) - Operating profits in the Company's floorcovering business increased by $5.3 million or 26% in 1996 compared with 1995. During this period, sales in the floorcovering business increased by 1%. The improvement in operating profit was attributable to a shift in sales mix to higher-margin products, as well as a $2.8 million gain from liquidation of LIFO inventories.

Operating losses for the Company's textile/apparel business declined $4.1 million in 1996 compared with 1995, despite a 20% decline in net sales. The improved results in 1996 were attributable to the exit of lower-margin product lines and businesses and reduced manufacturing, selling and administrative expenses. The decline in sales is principally attributable to the sale of the Company's thread business on June 3, 1996.

Interest expense declined in 1996 compared with 1995 by $2.6 million due to a $62.9 million reduction in debt, which was funded by the proceeds from the sale of the Company's thread business and operating cash flows.




LIQUIDITY AND CAPITAL RESOURCES

During the three year period ended December 27, 1997, cash flows generated from operating activities totaled $134.4 million, with an additional $36.4 million generated from the sale of assets. These funds were used to finance the Company's operations, fund capital expenditures, repurchase stock, and reduce debt.

During 1997, as sales increased by $46.8 million, the dollar value of inventories decreased $10.6 million, including inventories to support the Danube and GFI Dalton acquisitions. This reflects the Company's ongoing emphasis to effectively manage its working capital.

Capital expenditures were $74.4 million during the three year period ended December 27, 1997 and were directed toward upgrading equipment to improve quality and manufacturing efficiency, as well as expanding manufacturing capacity and service capabilities in the Company's floorcovering business. During this period, charges for depreciation and amortization totaled $86.7 million.

In 1993, approximately 1.0 million shares of the Company's Common Stock were issued under a put option arrangement relating to the acquisition of Masland Carpet, Inc. The holders exercised their right on July 10, 1995 to put the shares to the Company at a price of approximately $18.00 per share.

In October 1993, the Company entered into a seven year agreement and sold a $45.0 million undivided interest in a revolving pool of its trade accounts receivable. The sale is reflected as a reduction of accounts receivable in the Company's balance sheets. No further interest has been sold under this agreement subsequent to the original sale. The cost of this program was fixed at 6.08% per annum of the undivided interest sold plus administrative fees typical in such transactions. In addition, the Company is generally at risk for credit losses associated with sold receivables and provides for such in the Company's financial statements.

At December 27, 1997, the Company's debt structure consisted of $44.8 million of convertible subordinated debentures, $50.0 million of subordinated notes and $71.2 million of senior indebtedness, principally under the Company's revolving credit and term-loan agreement. The convertible subordinated debentures require annual mandatory sinking fund payments of $2.5 million, beginning in 1998. Principal payments are not required under the Company's subordinated notes until the year 2000. The revolving credit and term-loan agreement was renewed for five years in March 1995. The agreement provides for revolving credit of up to $125.0 million (before reduction for certain significant asset sales) through the five year commitment period and a $10.0 million term-loan. Principal payments on the term-loan are due in quarterly installments of $625,000 which began in March 1996. Under the terms of the revolving credit agreement, borrowing capacity is permanently reduced by 50% of the net cash proceeds from certain significant asset sales. Accordingly, the borrowing line has been reduced by $25.5 million as a result of the sales of the Company's Newton plant in September 1995 and thread business in June 1996.

Interest rates available under the facility are selected by the Company from a number of options which effectively allow for borrowings at rates equal to or lower than the greater of the lender's prime rate or the federal funds rate plus .5%. At year end, the available unused borrowing capacity under the Company's credit agreements (including amounts available under a $5,000 short-term credit line) was $39.0 million.

The Company's long-term debt and credit arrangements contain financial covenants relating to minimum net worth, the ratio of debt to capitalization, payment of dividends, and certain other financial ratios. The Company's subordinated note agreement was amended to provide for the payment of dividends, subject to specified earnings levels, for periods after December 31, 1997. In February 1998, the Board of Directors approved a quarterly dividend of $.05 per share payable in March 1998.

Availability under the Company's existing debt arrangements and expected operating cash flows are deemed adequate to finance the Company's future liquidity requirements, which are anticipated to consist primarily of capital expenditures and seasonal working capital needs.

In February 1998, the Company received a commitment letter from its principal senior lenders agreeing to replace its unsecured revolving credit and term-loan facility with a new unsecured credit facility that would provide for revolving credit of up to $100.0 million through a five year commitment period and a $60.0 million, seven year term-loan. The new credit facility is expected to have financial covenants and interest rates similar to those of the Company's existing revolving credit and term-loan facility. The transaction, which is subject to certain contingencies, including the execution of a mutually acceptable credit agreement, is expected to be completed in early April 1998. Assuming the transaction is completed as structured in the commitment letter, the Company's committed borrowing capacity would be increased by approximately $50.0 million.




ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Statement is effective for fiscal 1998 and includes provisions requiring companies to report segment information using a "management approach", which modifies the required disclosures and business segmentation approach used in a company's public financial statements. Statement No. 131 will have no effect on the consolidated results of operations or financial condition of the Company. Reporting provisions under the new statement are first required for fiscal 1998 financial statements. The Company has not made a final determination if, or to what degree, compliance with the Statement will require changes in its current business segmentation for financial reporting purposes.

In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal Use". Adoption of the SOP is required for the Company at the beginning of fiscal 1999. Provisions of the Statement require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. Early adoption of the SOP is permitted, and accordingly the Company plans to adopt effective with the beginning of fiscal 1998.
The Company has historically expensed internal software development costs as incurred but after adoption of the Statement will capitalize and amortize such costs over the expected useful life of the associated software.




YEAR 2000 SYSTEMS ISSUES

The Company has electronic business systems in place at each primary business group. Systems platforms and architecture differ between the business groups. The Company has actively planned its various systems for year 2000 compliance for several years in its design, purchase, and installation processes. Year 2000 compliance plans are formalized and include specific testing and monitoring. Costs for testing and conversion for compliance is not considered material to the Company's operations.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section entitled "Information about Nominees for Directors" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held April 30, 1998 is incorporated herein by reference. Information regarding the executive officers of the registrant is presented in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The section entitled "Executive Compensation Information" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held April 30, 1998 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Principal Shareholders", as well as the beneficial ownership table (and accompanying notes) in the Proxy Statement of the registrant for the annual meeting of shareholders to be held April 30, 1998 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Transactions Between the Company and Directors and Officers" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held April 30, 1998 is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2)-- The response to this portion of Item 14 is submitted as a separate section of this report.

    (3) Listing of Exhibits:

             (i)  Exhibits Incorporated by Reference:

                  (3a)  Restated Charter of The Dixie Group, Inc.

                  (3b)  Amended and Restated By-Laws of Dixie Yarns, Inc.





ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K - CONTINUED

                  (4a) Second Amended and Restated Revolving Credit and Term Loan Agreement dated January 31, 1992 by and among Dixie Yarns, Inc., and Trust Company Bank, NationsBank of North Carolina, N.A. and Chemical Bank.

                  (4b) Loan Agreement dated February 6, 1990, between Dixie Yarns, Inc. and New York Life Insurance Company and New York Life Insurance and Annuity Corporation.

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

                  (4g) Third Amended and Restated Credit Agreement dated March 31, 1995.

                  (4h) Waiver and First Amendment to Credit Agreement dated February 27, 1996.

                  (4i)  Waiver and Modification Agreement dated November 1,
                        1996.

                  (4j)  Waiver Letter dated December 13, 1996.

                  (4k) Second Amendment dated September 7, 1997 to the Third Amended and Restated Credit Agreement dated March 31, 1995.

                  (10a) Dixie Yarns, Inc. Nonqualified Defined Contribution
                        Plan.

                  (10b) Dixie Yarns, Inc. Nonqualified Employee Savings
                        Plan.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K - CONTINUED

                  (10c) Dixie Yarns, Inc. Incentive Compensation Plan.

                  (10d) Pooling and Servicing Agreement dated as of October
                        15, 1993, among Dixie Yarns, Inc., Dixie Funding, Inc. and NationsBank of Virginia, N.A. (as Trustee).

                  (10e) Annex X - Definitions, to Pooling and Servicing
                        Agreement dated as of October 15, 1993, among Dixie Yarns, Inc., Dixie Funding, Inc. and NationsBank of Virginia, N.A. (as Trustee).

                  (10f) Series 1993-1 Supplement, dated as of October 15,
                        1993, to Pooling and Servicing Agreement dated as of October 15, 1993, among Dixie Yarns, Inc., Dixie Funding Inc. and NationsBank of Virginia, N.A. (as Trustee).

                  (10g) Certificate Purchase Agreement dated
                        October 15, 1993, among Dixie Yarns, Inc., Dixie Funding, Inc. and New York Life Insurance and Annuity Corporation.

                  (10h) Certificate Purchase Agreement dated
                        October 15, 1993, among Dixie Yarns, Inc., Dixie Funding, Inc. and John Alden Life Insurance Company.

                  (10i) Certificate Purchase Agreement dated
                        October 15, 1993, among Dixie Yarns, Inc., Dixie Funding, Inc. and John Alden Life Insurance Company of New York.

                  (10j) Certificate Purchase Agreement dated
                        October 15, 1993, among Dixie Yarns, Inc., Dixie Funding, Inc. and Keyport Life Insurance Company.

                  (10k) Asset Purchase Agreement dated May 23, 1996, by and
                        among T-C Threads, Inc. d/b/a Threads USA, Threads of Puerto Rico, Inc., Productos para la Industria de la Maquila, S. A., PRIMA, Hilos y Accessorios, S. A. de
                        C. V., and Dixie Yarns, Inc. and American & Efird, Inc.

                  (10l) Amendment, dated May 31, 1996, to Asset Purchase
                        Agreement dated May 23, 1996, by and among T-C Threads, Inc. d/b/a Threads USA, Threads of Puerto Rico, Inc., Productos para la Industria de la Maquila, S. A., PRIMA, Hilos y Accessorios, S. A. de C. V., and Dixie Yarns, Inc. and American & Efird, Inc.






ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K - CONTINUED

                  (10m) Second Amendment, dated June 3, 1996, to Asset Purchase
                        Agreement dated May 23, 1996, by and among T-C Threads, Inc., d/b/a Threads USA, Threads of Puerto Rico, Inc., Productos para la Industria de la Maquila, S. A., PRIMA, Hilos y Accessorios, S. A. de C. V., and Dixie Yarns, Inc. and American & Efird, Inc.

                  (10n) Yarn and Finished Goods Agreement dated as of June 3,
                        1996, by and among T-C Threads, Inc. d/b/a Threads USA, Threads of Puerto Rico, Inc., Productos para la Industria de la Maquila, S. A., PRIMA, Hilos y Accessorios, S. A. de C. V., and Dixie Yarns, Inc. and American & Efird, Inc.

                  (10o) Accounts Receivable Agreement dated as of June 3, 1996, by and among T-C Threads, Inc. d/b/a Threads USA, Threads of Puerto Rico, Inc., Productos para la Industria de la Maquila, S. A., PRIMA, Hilos y Accessorios, S. A. de C. V., and Dixie Yarns, Inc. and American & Efird, Inc.

                  (10p) Noncompetition Agreement dated as of June 3, 1996, by and among T-C Threads, Inc. d/b/a Threads USA, Threads of Puerto Rico, Inc., Productos para la Industria de la Maquila, S. A., PRIMA, Hilos y Accessorios, S. A. de
                        C. V., and Dixie Yarns, Inc. and American & Efird, Inc.

                  (10q) Asset Purchase Agreement dated as of August 29, 1997 among The Dixie Group, Inc., Bretlin, Inc., Foamex L.P. and General Felt Industries, Inc.

                  (10r) Dixie Yarns, Inc. Incentive Stock Plan as amended.

                  (10s) Form of Nonqualified Stock Option Agreement Under the
                        Dixie Yarns, Inc. Incentive Stock Plan.

                  (10t) Form of Amendment to Nonqualified Stock Option
                        Agreement Under the Dixie Yarns, Inc. Incentive Stock Plan.

                  (10u) Form of Stock Option Agreement Under the Dixie Yarns,
                        Inc. Incentive Stock Plan as amended.














ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K - CONTINUED

             (ii) Exhibits filed with this report:

                  (4l) Amendment to 9.96% Senior Subordinated notes due February 1, 2010.

                  (4m) Letter agreement dated February 17, 1998 re: Amendment to 9.96% Senior Subordinated Notes due February 1, 2010.

                  (10v) Form of Stock Rights and Restrictions Agreement for
                        Restricted Stock Award Under Incentive Stock Plan as Amended.

                  (10w) The Dixie Group, Inc. Stock Ownership Plan as amended.

                  (10x) Form of Stock Subscription Agreement Under Stock
                        Ownership Plan of The Dixie Group, Inc.

                  (10y) The Dixie Group, Inc. Directors Stock Plan.

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

                                                 THE DIXIE GROUP, INC.


March 25, 1998                                   BY: /s/DANIEL K. FRIERSON
                                                     Daniel K. Frierson,
                                                     Chairman of the Board,
                                                     President and Chief
                                                     Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             Chairman of the Board,
                             President, Director and
/s/DANIEL K. FRIERSON        Chief Executive Officer         March 25, 1998
Daniel K. Frierson



                             Vice President,
                             President of Candlewick
/s/PAUL K. FRIERSON          Yarns and Director              March 25, 1998
Paul K. Frierson



                             Executive Vice President and
/s/GLENN A. BERRY            Chief Financial Officer         March 25, 1998
Glenn A. Berry



/s/D. EUGENE LASATER         Controller                      March 25, 1998
D. Eugene Lasater



/s/J. DON BROCK              Director                        March 25, 1998
J. Don Brock








SIGNATURES -- CONTINUED





/s/PAUL K. BROCK             Director                        March 25, 1998
Paul K. Brock



/s/ LOVIC A. BROOKS, JR.     Director                        March 25, 1998
Lovic A. Brooks, Jr.



/s/JAMES H. MARTIN, JR.      Director                        March 25, 1998
James H. Martin, Jr.



/s/JOHN W. MURREY, III       Director                        March 25, 1998
John W. Murrey, III



/s/PETER L. SMITH            Director                        March 25, 1998
Peter L. Smith



/s/ROBERT J. SUDDERTH, JR.   Director                        March 25, 1998
Robert J. Sudderth, Jr.





































                          ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14 (a)(1) AND (2) AND ITEM 14(d)

        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                             FINANCIAL STATEMENTS

                         FINANCIAL STATEMENT SCHEDULES

                         YEAR ENDED DECEMBER 27, 1997

                            THE DIXIE GROUP, INC.

                            CHATTANOOGA, TENNESSEE































FORM 10-K--ITEM 14(a)(1) and (2)

THE DIXIE GROUP, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of The Dixie Group, Inc. and subsidiaries are included in Item 8:

         Report of Independent Auditors

         Consolidated balance sheets--December 27, 1997 and December 28, 1996

         Consolidated statements of operations--Years ended
         December 27, 1997, December 28, 1996, and December 30, 1995

         Consolidated statements of cash flows--Years ended
         December 27, 1997, December 28, 1996, and December 30, 1995

         Consolidated statements of stockholders' equity--Years ended December 27, 1997, December 28, 1996, and December 30, 1995

The following consolidated financial statement schedule of The Dixie Group, Inc. and subsidiaries is included in Item 14(d):

Schedule II--Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, or the information is otherwise shown in the financial statements or notes thereto, and therefore have been omitted.














Report of Independent Auditors



Board of Directors
The Dixie Group, Inc.




     We have audited the accompanying consolidated balance sheets of The Dixie Group, Inc. and subsidiaries as of December 27, 1997 and December 28, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 27, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Dixie Group, Inc. and subsidiaries at December 27, 1997 and December 28, 1996, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 27, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                            ERNST & YOUNG LLP




Chattanooga, Tennessee
February 19, 1998

                                   THE DIXIE GROUP, INC.
                                CONSOLIDATED BALANCE SHEETS
                       (dollars in thousands, except per share data)




                                                           December 27,     December 28,
                                                              1997             1996

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                 $  1,848         $  1,988
  Accounts receivable (less allowance for doubtful
    accounts of $3,207 in 1997 and $3,614 in 1996)            29,450           14,628
  Inventories                                                 82,661           93,226
  Assets held for sale                                        10,000           10,350
  Other                                                       11,977           10,520

    TOTAL CURRENT ASSETS                                     135,936          130,712

PROPERTY, PLANT AND EQUIPMENT

  Land and improvements                                        9,421            8,673
  Buildings and improvements                                  72,683           65,960
  Machinery and equipment                                    291,345          263,940

                                                             373,449          338,573
  Less accumulated amortization and depreciation            (199,027)        (182,797)

    NET PROPERTY, PLANT AND EQUIPMENT                        174,422          155,776

INTANGIBLE ASSETS (less accumulated amortization of
  $8,359 in 1997 and $6,928 in 1996)                          63,555           31,611

OTHER ASSETS                                                  12,701           10,036







TOTAL ASSETS                                                $386,614         $328,135
















See notes to consolidated financial statements.








                                                           December 27,     December 28,
                                                              1997             1996

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                          $ 35,768       $ 31,473
  Accrued expenses                                            26,974         24,338
  Current portion of long-term debt                            5,143          2,641
    TOTAL CURRENT LIABILITIES                                 67,885         58,452

LONG-TERM DEBT
  Senior indebtedness                                         68,528         34,036
  Subordinated notes                                          50,000         50,000
  Convertible subordinated debentures                         42,282         44,782
    TOTAL LONG-TERM DEBT                                     160,810        128,818

OTHER LIABILITIES                                              9,560          9,555

DEFERRED INCOME TAXES                                         27,115         22,760

STOCKHOLDERS' EQUITY
  Common Stock ($3 par value per share):  Authorized
    80,000,000 shares, issued - 14,038,318 shares in
    1997 and 13,876,826 shares in 1996                        42,115         41,630
  Class B Common Stock ($3 par value per share):
    Authorized 16,000,000 shares, issued - 735,228
    shares                                                     2,206          2,206
  Common Stock subscribed - 512,477 shares in 1997
    and 449,300 shares in 1996                                 1,537          1,348
  Additional paid-in capital                                 134,151        132,475
  Stock subscriptions receivable                              (3,132)        (2,190)
  Unearned stock compensation                                   (894)           ---
  Retained earnings (deficit)                                  2,853         (8,766)
  Minimum pension liability adjustment                        (1,839)        (2,668)
                                                             176,997        164,035
  Less Common Stock in treasury at cost - 3,439,999
    shares in 1997 and 3,409,872 shares in 1996              (55,753)       (55,485)
    TOTAL STOCKHOLDERS' EQUITY                               121,244        108,550

Commitments - Note O

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $386,614       $328,135












See notes to consolidated financial statements.



                                  THE DIXIE GROUP, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                      (dollars in thousands, except per share data)




                                                           Years Ended
                                           December 27,    December 28,    December 30,
                                              1997            1996            1995

NET SALES                                    $661,843        $615,081        $670,842
Cost of sales                                 551,851         515,205         572,762

GROSS PROFIT                                  109,992          99,876          98,080

Selling and administrative expenses            75,837          74,061          82,624
Asset valuation losses                            ---          18,995          63,425
Other expense - net                             2,770           9,363           1,112

INCOME (LOSS) BEFORE INTEREST AND TAXES        31,385          (2,543)        (49,081)

Interest expense                               12,583          13,000          15,591

INCOME (LOSS) BEFORE INCOME TAXES              18,802         (15,543)        (64,672)


Income tax provision (benefit)                  7,183          (4,330)        (12,493)


NET INCOME (LOSS)                            $ 11,619        $(11,213)       $(52,179)



NET EARNINGS (LOSS) PER SHARE
  Basic                                      $   1.03        $  (1.00)       $  (4.44)
  Diluted                                    $    .99        $  (1.00)       $  (4.44)





















See notes to consolidated financial statements.


                                   THE DIXIE GROUP, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (dollars in thousands)

                                                           Years Ended
                                               December 27,  December 28,  December 30,
                                                  1997          1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                             $ 11,619      $(11,213)      $(52,179)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Depreciation and amortization               24,495        28,195         35,980
      Provision (benefit) for deferred
        income taxes                               3,993        (5,395)       (11,416)
      (Gain) loss on property, plant
        and equipment disposals and
        asset valuation adjustments                 (211)       18,706         65,037
      Changes in operating assets and
        liabilities, net of effects of
        business combinations:
          Accounts receivable                    (14,821)        2,740         11,549
          Inventories                             26,361        10,028          3,517
          Other current assets                    (1,370)         (721)          (585)
          Other assets                            (2,600)           (3)          (552)
          Accounts payable and accrued expenses       36        12,222        (21,143)
          Other liabilities                        1,444           443            279

NET CASH PROVIDED BY OPERATING ACTIVITIES         48,946        55,002         30,487

CASH FLOWS FROM INVESTING ACTIVITIES
  Net proceeds from sales of property,
    plant and equipment                            4,556        24,057          7,773
  Purchase of property, plant and equipment      (26,519)      (17,634)       (30,266)
  Cash payments in connection with business
    combinations                                 (61,744)          ---            ---

NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                     (83,707)        6,423        (22,493)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in credit line
   borrowings                                     37,135       (60,080)         2,529
  Borrowings (payments) under term loan
    facility                                      (2,500)       (2,500)        10,000
  Purchase of Company Common Stock                  (268)          (32)       (18,457)
  Other                                              254          (238)          (557)

NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                      34,621       (62,850)        (6,485)

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                       (140)       (1,425)         1,509
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  YEAR                                             1,988         3,413          1,904
CASH AND CASH EQUIVALENTS AT END OF YEAR        $  1,848      $  1,988       $  3,413




See notes to consolidated financial statements.

                                                    THE DIXIE GROUP, INC.
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        (dollars in thousands, except per share data)


                                                 Class B     Common     Additional               Retained    Pension     Common
                                        Common   Common       Stock       Paid-In                Earnings    Liability   Stock In
                                         Stock    Stock    Subscribed     Capital      Other     (Deficit)   Adjustment  Treasury
BALANCE AT DECEMBER 31, 1994           $41,573    $2,206     $  ---      $131,710     $   ---    $ 54,626     $(4,330)   $(55,277)
Common Stock acquired for treasury-
   28,133 shares                                                                                                             (176)
Common Stock sold under stock
   option and Employees' Stock
   Purchase Plan - 5,157 shares             15                                 11
Net loss for the year                                                                             (52,179)
Minimum pension liability adjustment                                                                              214
Adjustment for purchase of shares
   subject to put option                                                     (103)
BALANCE AT DECEMBER 30, 1995            41,588     2,206                  131,618                   2,447      (4,116)    (55,453)
Common Stock acquired for treasury-
   5,749 shares                                                                                                               (32)
Common Stock sold under stock
   option and Employees' Stock
   Purchase Plan - 14,027 shares            42                                 15
Common Stock subscribed -
   449,300 shares                                             1,348           842      (2,190)
Net loss for the year                                                                             (11,213)
Minimum pension liability adjustment                                                                            1,448
BALANCE AT DECEMBER 28, 1996            41,630     2,206      1,348       132,475      (2,190)     (8,766)     (2,668)    (55,485)
Common Stock acquired for treasury-
   30,127 shares                                                                                                             (268)
Common Stock sold under stock
   option and Employees' Stock
   Purchase Plan - 60,925 shares           183                                250
Common Stock subscribed -
   124,677 shares                                               374           868      (1,242)
Stock subscriptions settled                 77                 (185)         (192)        300
Restricted stock grants -
   75,000 shares                           225                                750        (975)
Amortization of restricted
   stock grants                                                                            81
Net income for the year                                                                            11,619
Minimum pension liability adjustment                                                                              829
BALANCE AT DECEMBER 27, 1997           $42,115    $2,206     $1,537      $134,151     $(4,026)   $  2,853     $(1,839)   $(55,753)



See notes to consolidated financial statements.

                             THE DIXIE GROUP, INC.
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS
                (dollars in thousands, except per share data)


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of The Dixie Group, Inc. and its wholly-owned subsidiaries (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Credit and Market Risk: The Company sells floorcovering and textile/apparel products to a wide variety of manufacturers and retailers located primarily throughout the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. An allowance for doubtful accounts is maintained at a level which management believes is sufficient to cover potential credit losses including potential losses on receivables sold (see Note D). The Company invests its excess cash in short-term investments and has not experienced any losses on those investments.

Inventories: Substantially all inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market. The reduction of certain inventory quantities resulted in liquidations of LIFO inventory quantities carried at lower costs prevailing in prior years. The effect of these reductions was to increase net income in 1997 by $1,065 ($.09 per share), to decrease the net loss in 1996 by $4,909 ($.44 per share), and to decrease the net loss in 1995 by $750 ($.06 per share). These effects include $690 ($.06 per share) in 1997 and $3,195 ($.29 per share) in 1996 relating to inventory reductions resulting from the sale of the Company's thread business (see Note C).

Inventories are summarized as follows:

                                                  1997             1996
At current cost:
  Raw materials                                 $19,080          $ 20,276
  Work-in-process                                20,954            26,294
  Finished goods                                 47,819            54,109
  Supplies, repair parts and other                3,183             4,000
                                                 91,036           104,679
Excess of current cost over LIFO value           (8,375)          (11,453)
  Total inventories                             $82,661          $ 93,226




Property, Plant and Equipment: Property, plant and equipment is stated at the lower of cost or impaired value. Provision for depreciation and amortization of property, plant and equipment has been computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets, ranging from 10 to 40 years for buildings and improvements, and 3 to 10 years for machinery and equipment. Applicable statutory recovery methods are used for tax purposes. Depreciation and amortization of property, plant and equipment for financial reporting purposes totaled $22,780 in 1997, $26,893 in 1996, and $33,545 in 1995.

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

Stock Based Compensation: During 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". As permitted under Statement No. 123, the Company continues to account for stock based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees".

Earnings per Share: In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share". Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is computed using the weighted average common shares outstanding including the assumed conversion of Class B Common Stock. Diluted earnings per share considers the effects of all potentially dilutive securities. Earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the provisions of Statement No. 128.

Revenue Recognition: The Company recognizes revenue for goods sold at the time title passes to the customer.

Reclassifications: Certain amounts for 1996 and 1995 have been reclassified to conform with the 1997 presentation.




NOTE B - BUSINESS COMBINATIONS

In early fiscal 1997, the Company acquired for $20,854, the business and operating assets of Danube Carpet Mills, Inc. ("Danube"), a manufacturer of carpet for the manufactured housing, recreational vehicle, and van conversion industries. The Danube manufacturing and distribution facilities were closed and their operations merged into existing facilities of the Company's Carriage Carpet and Candlewick Yarns operations. On October 2, 1997, the Company acquired the needlebond and artificial turf assets and business of General Felt Industries based in Dalton, Georgia ("GFI Dalton") for $40,890. The acquired assets and business were merged with the Company's Bretlin operation. The acquisitions were accounted for as purchase business combinations, and accordingly, the results of operations of Danube subsequent to December 31, 1996 and GFI Dalton subsequent to October 2, 1997 are included in the Company's consolidated financial statements. The purchase price of each acquisition was allocated to the net tangible assets acquired based on their estimated fair market values. The excess amounts of the purchase price over the estimated fair market value of the net tangible assets were recorded as intangible assets and are being amortized using the straight-line method over forty years.

A summary of net assets acquired is as follows:

                                                           GFI
                                           Danube         Dalton
Current assets                            $ 8,363        $ 9,015
Property, plant, and equipment              4,359         13,550
Current liabilities                        (4,703)        (2,356)
Deferred taxes                                141            ---
Intangible asset                           12,694         20,681
  Net assets acquired                     $20,854        $40,890

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions of Danube and GFI Dalton had occurred at the beginning of the periods presented after giving effect to certain adjustments, including the closure of Danube facilities and consolidation into existing operations, amortization of cost in excess of net tangible assets acquired, interest expense on debt to finance the acquisitions, and related income taxes. The pro forma results are presented for comparative purposes only and do not purport to be indicative of future results or of the results that would have occurred had the acquisitions taken place at the beginning of the periods presented.

                                                   1997         1996
Net sales                                        $694,199     $692,604
Net income (loss)                                  12,397       (9,923)

Net income (loss) per share:
  Basic                                              1.10         (.89)
  Diluted                                            1.05         (.89)








NOTE C - SALE OF THE COMPANY'S THREAD BUSINESS

On June 3, 1996, the Company sold substantially all of the property, plant and equipment, raw material and in-process inventories, and certain other assets related to its thread business to American & Efird, Inc. for $27,157 cash (including $1,500 held in escrow). Under the terms of the asset purchase agreement: (i) greige and finished thread inventories were retained by the Company and held for purchase by American & Efird to service the acquired business; (ii) the Company's branded thread product lines were to be continued until the earlier of six months or all such inventories were purchased from the Company; and (iii) the Company is prohibited from competing in the thread business for a period of five years. Accounts receivable associated with the Company's thread business were retained. From June 3, 1996 through the end of fiscal 1997, net proceeds related to the disposition of the Company's thread business were approximately $55,533. The proceeds include the collection of substantially all of the accounts receivables and the sale of substantially all inventories retained by the Company.

Sales related to thread inventories retained by the Company were $3,025 in 1997 and the Company's results included charges of $558 primarily related to adjustments to the inventory carrying values. During 1996, operations of the thread business generated sales of $53,034, including $12,483 after June 3, 1996 related to inventories retained by the Company. The Company's 1996 results included thread business operating losses of $369 and the Company recorded $5,154 of costs to exit the thread business. Included in the exit costs were $3,867 relating to 63 selling and administrative associates receiving termination benefits and approximately 700 wage associates receiving excess benefits under a pre-existing pension plan. Also included were other exit costs of $1,287 consisting primarily of contractual support expenses under the sales agreement and non-fixed asset valuation losses. These costs were classified in "Other expense-net" in the Company's consolidated statements of operations.

NOTE D--SALE OF ACCOUNTS RECEIVABLE

On October 15, 1993, the Company entered into a seven year agreement and sold a $45,000 undivided interest in a revolving pool of its trade accounts receivable. No further interest has been sold under this agreement subsequent to the original sale. At December 27, 1997 and December 28, 1996, the $45,000 interest sold is reflected as a reduction of accounts receivable in the Company's consolidated balance sheets. Costs of this program were fixed at 6.08% per annum on the amount of the interest sold plus administrative fees typical in such transactions. These costs, which were approximately $2,985 for 1997, $2,948 for 1996, and $2,998 for 1995
are included in other expense - net. In addition, the Company is generally at risk for credit losses associated with sold receivables and provides for such in the Company's financial statements.

NOTE E--ACCRUED EXPENSES

Accrued expenses include the following:

                                                  1997            1996
Compensation and benefits                       $ 12,172        $ 10,263



NOTE F--LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:
                                                  1997            1996
Senior indebtedness:
  Credit line borrowings                        $ 65,449        $ 28,314
  Term loan                                        5,000           7,500
  Other                                              722             863
Total senior indebtedness                         71,171          36,677
Subordinated notes                                50,000          50,000
Convertible subordinated debentures               44,782          44,782
Total long-term debt                             165,953         131,459
Less current portion                              (5,143)         (2,641)
Total long-term debt (less current
  portion)                                      $160,810        $128,818

The Company's unsecured revolving credit and term-loan agreement provides revolving credit of up to $125,000 (before reduction for certain significant asset sales) through March of 2000 and a $10,000 term-loan payable in quarterly installments of $625 which began in March 1996. The terms of the agreement provide for a reduction in the revolving credit availability by 50% of the net cash proceeds from certain significant asset sales, but the credit availability cannot be reduced below $90,000. The total reduction of the facility for asset sales through December 27, 1997 was $25,524. Interest rates available under the facility may be selected by the Company from a number of options which effectively allow for borrowing at rates equal to or lower than the greater of the lender's prime rate or the federal funds rate plus .5%. The effective annual interest rate on the revolving credit and term-loan agreement was 6.79% in 1997, 6.85% in 1996, and 7.21% in 1995. The interest rate on debt outstanding under this agreement was 6.83% at December 27, 1997. Commitment fees, ranging from .25% to .375% per annum on the revolving credit line are payable on the average daily unused balance of the revolving credit facility. At December 27, 1997, unused borrowing capacity under the Company's credit agreements (including amounts available under a $5,000 short-term credit line) was approximately $39,027 (see Note Q).

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

The Company's long-term debt and credit arrangements contain financial covenants relating to minimum net worth, the ratio of debt to capitalization, payment of dividends and certain other financial ratios. Under an amendment to the Company's subordinated note agreement effective December 31, 1997, retained earnings available for the payment of dividends is $1,000 plus 50% of future net income subject to certain adjustments.

Approximate maturities of long-term debt for each of the five years succeeding December 27, 1997 are $5,143 in 1998, $5,113 in 1999, $72,732 in
2000, $7,285 in 2001, and $7,287 in 2002 (see Note Q).

Interest payments were $12,424 in 1997, $13,550 in 1996, and $14,852 in
1995.

NOTE G--FAIR VALUE OF FINANCIAL INSTRUMENTS

All of the Company's financial instruments are held or issued for purposes other than trading. The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

                                     1997                      1996
                             Carrying      Fair       Carrying       Fair
                              Amount       Value       Amount        Value

Financial assets
  Cash and cash
    equivalents              $  1,848    $  1,848     $  1,988    $  1,988

  Notes receivable
    (including current
      portion)                  2,178       2,178        2,158       2,158

  Escrow funds                  1,270       1,270        1,751       1,751

Financial liabilities
  Long-term debt
    (including current
     portion)                $165,953    $163,758     $131,460    $123,295

The fair values of the Company's financial assets approximate their carrying amounts due to their short-term nature and for notes receivable, adjustable interest rate provisions. The fair values of the Company's long-term debt were estimated using discounted cash flow analyses based on incremental borrowing rates for similar types of borrowing arrangements and quoted market rates for the Company's convertible debentures.

NOTE H--PENSION PLANS

The Company has defined benefit and defined contribution pension plans which cover essentially all associates. Benefits for associates participating in the defined benefit plans are based on years of service and compensation during the period of participation. Plan assets consist primarily of cash equivalents and publicly traded stocks and bonds. At December 27, 1997, the Company's defined benefit plans included 130,226 shares of the Company's Common Stock with a fair value of $1,481, or 11.4% of the fair value of the plans' assets. All accrued benefits under the Company's largest defined benefit plan became fully vested and were frozen at December 24, 1993, and participants became eligible to participate in a 401(k) defined contribution plan. A portion of these accrued benefits have been settled through lump sum payments. Losses from settlements (excluding losses related to the sale of the Company's thread business, see Note C) were $284 in 1997, $772 in 1996, and $1,209 in 1995.



The Company's practice is to fund its defined benefit plans in accordance with minimum contribution requirements of the Employee Retirement Income Security Act of 1974. Costs of the defined contribution plans are based on several factors including each participant's compensation, the operating performance of the Company and matching Company contributions.

The net periodic pension cost of all plans included the following components:

                                       1997          1996        1995
Defined benefit plans:
  Service cost                       $    47       $    42      $   30
  Interest cost                        1,026         1,464       1,434
  Actual return on plan assets        (2,166)       (1,788)     (3,305)
  Other components                     1,793         1,748       3,382
                                         700         1,466       1,541
Defined contribution plans             4,685         2,009       1,715
  Net periodic pension cost          $ 5,385       $ 3,475      $3,256


The following table sets forth the funded status of the Company's defined benefit retirement plans and related amounts included in the Company's consolidated balance sheets:

                                                      1997         1996
Actuarial present value of benefit obligations:
  Vested benefits                                   $ 14,503     $ 14,727
  Nonvested benefits                                      30           27
Accumulated benefit obligations                     $ 14,533     $ 14,754

Plan assets at fair value                           $ 12,966     $ 10,941
Projected benefit obligation                         (14,533)     (14,754)
Projected benefit obligation in
  excess of plan assets                               (1,567)      (3,813)
Unrecognized net loss                                  2,972        4,373
Adjustment to recognize minimum liability             (3,014)      (4,373)
Pension related liability included in the
  consolidated balance sheets                       $ (1,609)    $ (3,813)

In accordance with the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," the Company has recorded an additional minimum liability representing the excess of the accumulated benefit obligation over the fair value of plan assets and accrued pension liability. This additional liability, net of the related income tax benefit, reduced stockholders' equity by $1,839 at December 27, 1997 and $2,668 at December 28, 1996.

The weighted average discount rate used in determining the projected benefit obligation was 7.0% for each year presented. There has been no increase in future compensation levels assumed due to the freezing of benefits in 1993. The assumed long-term rate of return on plan assets was 8.5% for each year presented.






NOTE I--INCOME TAXES

The provision (benefit) for income taxes on income (loss) from continuing operations consists of the following:

                  1997                   1996                   1995
           Current   Deferred     Current   Deferred     Current   Deferred
Federal    $4,190     $2,220      $ (158)   $(3,603)    $(1,825)  $ (9,586)
State         676         97       1,223     (1,792)        748     (1,830)
Total      $4,866     $2,317      $1,065    $(5,395)    $(1,077)  $(11,416)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax bases of those assets and liabilities. Significant components of the Company's deferred tax liabilities and assets are as follows:

Deferred Tax Liabilities:                      1997              1996
  Property, plant and equipment              $28,749           $28,042
  Inventories                                  1,097             3,404
  Intangible assets                            1,185               972
  Other                                        3,241             3,016
    Total deferred tax liabilities            34,272            35,434

Deferred Tax Assets:
  Post-retirement benefits                     3,007             3,150
  Other employee benefits                      2,046             2,276
  Alternative minimum tax                      2,674             5,739
  Allowances for bad debts,
    claims and discounts                       1,891             2,749
  Other                                        1,700             1,366
  Valuation reserve                              ---               ---
    Total deferred tax assets                 11,318            15,280

Net deferred tax liabilities                 $22,954           $20,154


Differences between the provision (benefit) for income taxes and the amount computed by applying the statutory Federal income tax rate to income (loss) from continuing operations are reconciled as follows:

                                         1997        1996         1995
Statutory rate applied to income
  (loss) from continuing operations $ 6,393 $(5,285) $(21,988) Plus state income taxes net of
  Federal tax effect                       948        (375)        (714)
Total statutory provision (benefit)      7,341      (5,660)     (22,702)

Increase(decrease) attributable to:
  Nondeductible amortization of and
    impairment adjustments to
    intangible assets                      305       1,020        9,816
  Nondeductible portion of
    travel and entertainment               228         193          267
  Net operating loss carryback
    benefit                               (781)        ---          ---
  Other items                               90         117          126
Total tax provision (benefit)          $ 7,183     $(4,330)    $(12,493)

Income tax payments, net of income tax refunds received, were $3,162 in 1997 and $1,677 in 1996. Income tax refunds received, net of income tax payments, were $1,072 in 1995.

NOTE J--COMMON STOCK AND EARNINGS PER SHARE

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

In August 1996, the Company's Board of Directors adopted a stock ownership plan applicable to the senior management of the Company for the purpose of encouraging each participant to make a significant investment in the Company's Common Stock. Pursuant to the plan, at December 27, 1997, 512,477 shares were subscribed at an average price of $6.11 per share and at December 28, 1996, 449,300 shares were subscribed at a price of $4.875 per share.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                          1997        1996         1995
Net income (loss)                       $11,619    $(11,213)    $(52,179)
(No adjustments needed for diluted
  calculation)

Denominator for calculation of
  basic earnings per share -
  weighted average shares (1)            11,229      11,200       11,744

Effect of dilutive securities:
  Stock options                             332         ---          ---
  Stock subscriptions                       204         ---          ---

Denominator for calculation of
  diluted earnings per share -
  weighted average shares
  adjusted for potential
  dilution (2)                           11,765      11,200       11,744

Earnings (loss) per share:
  Basic                                 $  1.03    $  (1.00)    $  (4.44)
  Diluted                                  0.99       (1.00)       (4.44)


(1) Includes Common and Class B Common shares in thousands
(2) Because their effects are anti-dilutive, excludes shares issuable under stock option, stock subscription, and restricted stock plans whose grant price was greater than the average market price of common shares outstanding and the assumed conversion of subordinated debentures into shares of Common Stock as follows: 1,737 shares in 1997, 3,100 shares in 1996, and 2,161 shares in 1995.

NOTE K--STOCK PLANS

The Company's 1990 Incentive Stock Plan reserves 2,270,000 shares of Common Stock (including 500,000 shares approved by the Board of Directors and recommended to the shareholders for approval at the annual meeting) for sale or award to key associates or to the outside directors of the Company under stock options, stock appreciation rights, restricted stock performance grants, or other awards. Outstanding options are generally exercisable at a cumulative rate of 25% per year after the second year from the date the options are granted and generally expire after ten years from the date of grant. Options outstanding were granted at prices at or above market price on the date of grant and include grants under the 1983 Incentive Stock Plan, under which no further options may be granted. At December 28, 1996 no options remain outstanding under the 1983 plan.

On May 4,1995, the Board of Directors acted, effective as of such date, to reprice outstanding options granted prior to 1995 under the Company's 1990 Incentive Stock Plan. Options to purchase 516,000 shares of the Company's Common Stock, originally granted at prices ranging from $10.25 to $15.25 per share, were amended to provide for a revised exercise price of $8.00 per share, which was above the market price of $6.25 per share on the effective date of the amendment. The expiration date of the repriced options was also amended to provide for a new ten-year term commencing on May 4, 1995. Under the amendment, the options become exercisable at a cumulative rate of 25% per year beginning on May 4, 1997.

In 1993, the Company issued options for the purchase of 83,044 shares of Common Stock, which were immediately exercisable at prices ranging from $3.19 - $5.27 per share, in connection with the acquisition of Carriage Industries, Inc.

A summary of the option activity for 1995 is as follows:

                                             Number of     Exercise Price
                                               Shares         Per Share
Outstanding at December 31, 1994              618,316      $ 3.19 - $19.50
  Granted                                     716,000        6.50 -   8.00
  Exercised                                    (3,057)       3.43 -   5.03
  Canceled                                   (561,500)       8.00 -  17.00
Outstanding at December 30, 1995              769,759      $ 3.19 - $19.50

















A summary of the 1996 and 1997 option activity is as follows:

                                                               Weighted-
                                                Weighted-       Average
                                     Number      Average     Fair Value of
                                       of       Exercise    Options Granted
                                     Shares      Price      During the Year
Outstanding at December 30, 1995     769,759     $ 7.74
  Granted at market price            532,500       5.49          $2.61
  Granted above market price          85,000       6.33           2.57
  Exercised                          (12,227)      3.96
  Forfeited                         (111,190)      7.55
  Expired                             (4,000)     19.50
Outstanding at December 28, 1996   1,259,842       6.71
  Granted at market price            499,500       9.74           4.45
  Granted above market price          12,000      14.30           5.54
  Exercised                          (22,825)      6.46
  Forfeited                          (80,250)      7.28
Outstanding at December 27, 1997   1,668,267     $ 7.65



Options exercisable at
  December 28, 1996                   45,342     $ 4.85
  December 27, 1997                  240,392       6.85


The following table summarizes information about stock options at December 27, 1997:

                           Options Outstanding
                                    Weighted-Average
   Range of          Number of         Remaining         Weighted-Average
Exercise Prices        Shares       Contractual Life      Exercise Price
 $3.43 - $ 5.27        176,267          7.4 years             $ 4.82
  5.75 -   8.00      1,216,000          7.9                     6.99
  9.25 -  14.30        276,000          9.5                    12.37
 $3.43 - $14.30      1,668,267          8.1                   $ 7.65


                       Options Exercisable
   Range of                 Number of             Weighted-Average
Exercise Prices               Shares               Exercise Price
 $3.43 - $5.27                41,267                    $4.86
  5.75 -  8.00               199,125                     7.26
 $3.43 - $8.00               240,392                    $6.85


The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                            1997 Grants     1996 Grants     1995 Grants
Expected life                 5 years         5 years         5 years
Expected volatility            41.6%           44.3%           42.6%
Risk-free interest rate        6.25%           6.38%           6.75%
Dividend yield                    0%              0%              0%

The following pro forma summary presents the Company's net income (loss) and earnings (loss) per share which would have been reported had the Company determined stock compensation cost using the alternative fair value method of accounting set forth under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The pro forma impact on net income (loss) shown below may not be representative of future pro forma effects.

                               1997            1996            1995
Pro forma
  Net income (loss)          $11,073        $(11,495)       $(52,282)
  Earnings (loss)
    per share:
      Basic                      .99           (1.03)          (4.45)
      Diluted                    .94           (1.03)          (4.45)

The Company also has a stock purchase plan which authorizes 108,000 shares of Common Stock for purchase by supervisory associates at the market price prevailing at the time of purchase. At December 27, 1997, 29,740 shares remained available for issue. Shares sold under this plan are held in escrow until paid for and are subject to repurchase agreements which give the Company the right of first refusal at the prevailing market price. Numbers of shares sold under the plan were 38,500 in 1997, 1,800 in 1996, and 2,100 in 1995.

NOTE L--ASSET VALUATION LOSSES

The Company incurred asset valuation losses of $18,995 ($13,074, after taxes) in 1996 and $63,425 ($51,058, after taxes) in 1995.

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

At December 27, 1997, the Tarboro facility continued to operate while being held for sale. The Company anticipates completion of a transaction during fiscal 1998. Operating results of the Company's textile and apparel business included an operating profit of $864 associated with the Tarboro operation. In accordance with Statement of Financial Accounting Standards No. 121, no depreciation expense was recorded for the Tarboro physical assets, which are held for sale. Depreciation expense for the Tarboro assets was $3,585 in 1996 prior to the Company's decision to hold the facility for sale.

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

NOTE M--RESTRUCTURING AND EXIT COSTS

At December 28, 1996, the financial statements included $1,311 of accrued costs associated with the exit of two product lines in the Company's floorcovering business and consolidations of facilities in both the floorcovering and textile/apparel businesses.

Included in the accrual were $600 associated with involuntary termination benefits related to 40 production associates and 29 sales, administrative or distribution associates. These costs were classified in "Selling and administrative expenses" in the Company's financial statements. At December 27, 1997, $60 remains accrued related to involuntary termination benefits.

Additional costs that were incremental and directly attributable to the exit and consolidations totaling $711 were recorded in 1996. These costs primarily relate to inventory devaluations and impairment of current assets associated with discontinued product lines and clean up costs related to a facility idled in a consolidation. Of these costs, $326 were classified in "Cost of sales" and $385 were classified in "Other expense - net" in the Company's financial statements. At December 27, 1997, $92 remains accrued related to impairment of current assets associated with discontinued product lines and facility clean up costs.

NOTE N--CASUALTY DAMAGE

The Company recognized insurance benefits of $5,148 in 1995 related to manufacturing facilities that were damaged or destroyed in 1993 and 1994. These benefits were included in other income in the financial statements.

NOTE O--COMMITMENTS

The Company had commitments for purchases of machinery and equipment, building construction, and information system of approximately $10,362 at December 27, 1997.




















NOTE P--INDUSTRY SEGMENT INFORMATION

The Company operates in two industry segments: Floorcovering and Textile/Apparel. Floorcovering includes carpet for manufactured housing, recreational vehicles, high-end residential and commercial markets, rugs and yarns. Textile/Apparel includes yarns, knit fabrics and apparel.

                           Net Sales            Operating Profit(Loss)(1)
                     1997     1996     1995       1997     1996     1995
Business Segments:
  Floorcovering    $433,248 $366,431 $361,520  $30,724  $ 23,584  $ 20,213
  Textile/Apparel   229,757  251,968  313,697    8,852   (20,166)  (63,958)
  Intersegment
    elimination      (1,162)  (3,318)  (4,375)       7        18        (3)
Segment total      $661,843 $615,081 $670,842   39,583     3,436   (43,748)
Interest expense                                12,583    13,000    15,591
Corporate expenses                               9,315     6,156     5,444
Other (income) expense - net                    (1,117)     (177)     (111)
  Consolidated income (loss)
    before income taxes                        $18,802  $(15,543) $(64,672)


                           Identifiable                  Capital
                        Assets at Year End             Expenditures
                      1997     1996     1995       1997     1996    1995
Business Segments:
  Floorcovering     $231,714 $185,071 $189,208    $18,961  $11,016 $19,591
  Textile/Apparel    138,853  129,692  192,134      7,336    5,539  10,222
Corporate             16,047   13,372   15,655        222    1,079     453
Total               $386,614 $328,135 $396,997    $26,519  $17,634 $30,266


                                                        Depreciation
                                                      and Amortization
                                                   1997     1996    1995
Business Segments:
  Floorcovering                                   $15,181  $13,847 $13,988
  Textile/Apparel                                   8,686   13,802  21,444
Corporate                                             628      546     548
Total                                             $24,495  $28,195 $35,980


(1) Operating profit (loss) on a segment basis includes (income) expense related to casualty insurance (gains) losses and asset valuation losses which were recognized as follows:

                               1997            1996            1995
    Floorcovering             $ ---          $ 1,136         $   (91)
    Textile/Apparel             ---           17,609          58,468

NOTE Q--SUBSEQUENT EVENT

In February 1998, the Company received a commitment letter from its principal senior lenders agreeing to replace its unsecured revolving credit and term-loan facility with a new unsecured credit facility that would provide for revolving credit of up to $100.0 million through a five year commitment period and a $60.0 million, seven year term-loan. The new credit facility is expected to have financial covenants and interest rates similar to those of the Company's existing revolving credit and term-loan facility. The transaction, which is subject to certain contingencies, including the execution of a mutually acceptable credit agreement, is expected to be completed in early April 1998. Assuming the transaction is completed as structured in the commitment letter, the Company's committed borrowing capacity would be increased by approximately $50.0 million.
Under the revised agreement, the Company's maturities of long-term debt for the five years succeeding December 27, 1997 would be as follows: $7,268 in 1998, $9,947 in 1999, $15,950 in 2000, $16,285 in 2001, and $16,287 in 2002
(see Note F).


                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                         THE DIXIE GROUP, INC. AND SUBSIDIARIES
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

Year ended December 27, 1997:
  Reserves deducted from asset
    accounts:
      Allowance for doubtful
        accounts                         $ 3,614         $   386            $  -0-           $   793 (2)        $ 3,207
      Provision to reduce
        inventories to net
        realizable value                   7,346             -0-             2,447 (1)         2,129 (3)          7,664
      Provision to reduce
        assets held for sale
        to estimated fair
        market value                      18,564             -0-               -0-             2,364 (4)         16,200


Year ended December 28, 1996:
  Reserves deducted from asset
    accounts:
      Allowance for doubtful
        accounts                         $ 3,156         $ 1,538            $  -0-           $ 1,080 (2)        $ 3,614
      Provision to reduce
        inventories to net
        realizable value                   9,668             -0-               -0-             2,322 (3)          7,346
      Provision to reduce assets
        held for sale to estimated
        fair market value                 23,005          13,425               -0-            17,866 (4)         18,564









                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                         THE DIXIE GROUP, INC. AND SUBSIDIARIES
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

                      YEAR ENDED DECEMBER 27, 1997

                         THE DIXIE GROUP, INC.

                         CHATTANOOGA, TENNESSEE

                              Exhibit Index

EXHIBIT
  NO.     EXHIBIT DESCRIPTION            INCORPORATION BY REFERENCE

 (3a)     Restated Charter of The        Incorporated by reference to
          Dixie Group, Inc.              Exhibit (3) to Dixie's Quarterly
                                         Report on Form 10-Q for the
                                         quarter ended March 29, 1997.*

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

 (4i)     Waiver and Modification        Incorporated by reference to
          Agreement dated                Exhibit (4i) to Dixie's Annual
          November 1, 1996.              Report on Form 10-K for the year
                                         ended December 28, 1996.*

 (4j)     Waiver Letter dated            Incorporated by reference to
          December 13, 1996.             Exhibit (4j) to Dixie's Annual
                                         Report on Form 10-K for the year
                                         ended December 28, 1996.*



* Commission File No. 0-2585

                        Exhibit Index - Continued

EXHIBIT
  NO.     EXHIBIT DESCRIPTION            INCORPORATION BY REFERENCE

 (4k)     Second Amendment dated         Incorporated by reference to
          September 7, 1997 to the       Exhibit (4) to Dixie's Quarterly
          Third Amended and Restated     Report on Form 10-Q for the
          Credit Agreement dated         quarter ended September 27, 1997.*
          March 31, 1995.

 (4l)     Amendment to 9.96% Senior      Filed herewith.
          Subordinated Notes due
          February 1, 2010.

 (4m)     Letter agreement dated         Filed herewith.
          February 17, 1998 re:
          Amendment to 9.96% Senior
          Subordinated Notes due
          February 1, 2010.

 (10a)    Dixie Yarns, Inc. Nonquali-    Incorporated by reference to
          fied Defined Contribution      Exhibit (10c) to Dixie's Annual
          Plan.                          Report on Form 10-K for the
                                         year ended December 26, 1992.*

 (10b)    Dixie Yarns, Inc. Nonquali-    Incorporated by reference to
          fied Employee Savings Plan.    Exhibit (10d) to Dixie's Annual
                                         Report on Form 10-K for the
                                         year ended December 26, 1992.*

 (10c)    Dixie Yarns, Inc. Incentive    Incorporated by reference to
          Compensation Plan.             Exhibit (10e) to Dixie's Annual
                                         Report on Form 10-K for the
                                         year ended December 26, 1992.*

 (10d)    Pooling and Servicing          Incorporated by reference to
          Agreement dated as of          Exhibit (2a) to Dixie's
          October 15, 1993, among        Current Report on Form 8-K
          Dixie Yarns, Inc., Dixie       dated October 15, 1993.*
          Funding, Inc.  and
          NationsBank of Virginia,
          N.A.  (as Trustee).

 (10e)    Annex X - Definitions, to      Incorporated by reference to
          Pooling and Servicing          Exhibit (2b) to Dixie's
          Agreement dated as of          Current Report on Form 8-K
          October 15, 1993, among        dated October 15, 1993.*
          Dixie Yarns, Inc., Dixie
          Funding, Inc.  and
          NationsBank of Virginia,
          N.A.  (as Trustee).



* Commission File No. 0-2585


                        Exhibit Index - Continued

EXHIBIT
  NO.     EXHIBIT DESCRIPTION            INCORPORATION BY REFERENCE

 (10f)    Series 1993-1 Supplement,      Incorporated by reference to
          dated as of October 15,        Exhibit (2c) to Dixie's
          1993, to Pooling and           Current Report on Form 8-K
          Servicing Agreement dated as   dated October 15, 1993.*
          of October 15, 1993, among
          Dixie Yarns, Inc., Dixie
          Funding, Inc.  and
          NationsBank of Virginia,
          N.A.  (as Trustee).

 (10g)    Certificate Purchase           Incorporated by reference to
          Agreement dated October 15,    Exhibit (2d) to Dixie's
          1993, among Dixie Yarns,       Current Report on Form 8-K
          Inc., Dixie Funding, Inc.      dated October 15, 1993.*
          and New York Life Insurance
          and Annuity Corporation.

 (10h)    Certificate Purchase           Incorporated by reference to
          Agreement dated October 15,    Exhibit (2e) to Dixie's
          1993, among Dixie Yarns,       Current Report on Form 8-K
          Inc., Dixie Funding, Inc.      dated October 15, 1993.*
          and John Alden Life
          Insurance Company.

 (10i)    Certificate Purchase           Incorporated by reference to
          Agreement dated October 15,    Exhibit (2f) to Dixie's
          1993, among Dixie Yarns,       Current Report on Form 8-K
          Inc., Dixie Funding, Inc.      dated October 15, 1993.*
          and John Alden Life
          Insurance Company of New
          York.

 (10j)    Certificate Purchase           Incorporated by reference to
          Agreement dated October 15,    Exhibit (2g) to Dixie's
          1993, among Dixie Yarns,       Current Report on Form 8-K
          Inc., Dixie Funding, Inc.      dated October 15, 1993.*
          and Keyport Life Insurance
          Company.

 (10k)    Asset Purchase Agreement       Incorporated by reference to
          dated May 23, 1996, by and     Exhibit (2a) to Dixie's Current
          among T-C Threads, Inc.        Report on Form 8-K dated
          d/b/a Threads USA, Threads     June 3, 1996.*
          of Puerto Rico, Inc.,
          Productos para la Industria
          de la Maquila, S. A., PRIMA,
          Hilos y Accessorios, S. A.
          de C. V., and Dixie Yarns,
          Inc. and American & Efird,
          Inc.


* Commission File No. 0-2585
                        Exhibit Index - Continued

EXHIBIT
  NO.     EXHIBIT DESCRIPTION            INCORPORATION BY REFERENCE

 (10l)    Amendment, dated May 31,       Incorporated by reference to
          1996, to Asset Purchase        Exhibit (2b) to Dixie's Current
          Agreement dated May 23,        Report on Form 8-K dated
          1996, by and among T-C         June 3, 1996.*
          Threads, Inc. d/b/a Threads
          USA, Threads of Puerto Rico,
          Inc., Productos para la
          Industria de la Maquila,
          S. A., PRIMA, Hilos y
          Accessorios, S. A. de C. V.,
          and Dixie Yarns, Inc. and
          American & Efird, Inc.

 (10m)    Second Amendment, dated        Incorporated by reference to
          June 3, 1996, to Asset         Exhibit (2c) to Dixie's Current
          Purchase Agreement dated       Report on Form 8-K dated
          May 23, 1996, by and among     June 3, 1996.*
          T-C Threads, Inc., d/b/a
          Threads USA, Threads of
          Puerto Rico, Inc., Productos
          para la Industria de la
          Maquila, S. A., PRIMA, Hilos
          y Accessorios, S. A. de
          C. V., and Dixie Yarns, Inc.
          and American & Efird, Inc.

 (10n)    Yarn and Finished Goods        Incorporated by reference to
          Agreement dated as of          Exhibit (2d) to Dixie's Current
          June 3, 1996, by and among     Report on Form 8-K dated
          T-C Threads, Inc. d/b/a        June 3, 1996.*
          Threads USA, Threads of
          Puerto Rico, Inc., Productos
          para la Industria de la
          Maquila, S. A., PRIMA, Hilos
          y Accessorios, S. A. de
          C. V., and Dixie Yarns, Inc.
          and American & Efird, Inc.

 (10o)    Accounts Receivable            Incorporated by reference to
          Agreement dated as of          Exhibit (2e) to Dixie's Current
          June 3, 1996, by and among     Report on Form 8-K dated
          T-C Threads, Inc. d/b/a        June 3, 1996.*
          Threads USA, Threads of
          Puerto Rico, Inc., Productos
          para la Industria de la
          Maquila, S. A., PRIMA, Hilos
          y Accessorios, S. A. de
          C. V., and Dixie Yarns, Inc.
          and American & Efird, Inc.



* Commission File No. 0-2585
                        Exhibit Index - Continued

EXHIBIT
  NO.     EXHIBIT DESCRIPTION            INCORPORATION BY REFERENCE

 (10p)    Noncompetition Agreement       Incorporated by reference to
          dated as of June 3, 1996, by   Exhibit (2f) to Dixie's Current
          and among T-C Threads, Inc.    Report on Form 8-K dated
          d/b/a Threads USA, Threads     June 3, 1996.*
          of Puerto Rico, Inc.,
          Productos para la Industria
          de la Maquila, S. A., PRIMA,
          Hilos y Accessorios, S. A.
          de C. V., and Dixie Yarns,
          Inc. and American & Efird,
          Inc.

 (10q)    Asset Purchase Agreement       Incorporated by reference to
          dated as of August 29, 1997    Exhibit (2) to Dixie's Current
          among The Dixie Group, Inc.,   Report on Form 8-K dated
          Bretlin, Inc., Foamex L.P.     August 29, 1997.
          and General Felt Industries,
          Inc.

 (10r)    Dixie Yarns, Inc. Incentive    Incorporated by reference to
          Stock Plan as amended.         ANNEX A to Dixie's Proxy Statement
                                         dated March 27, 1998 for its 1998
                                         Annual Meeting of Shareholders.

 (10s)    Form of Nonqualified Stock     Incorporated by reference to
          Option Agreement Under the     Exhibit (10a) to Dixie's Quarterly
          Dixie Yarns, Inc. Incentive    Report on Form 10-Q for the
          Stock Plan.                    quarter ended July 1, 1995.*

 (10t)    Form of Amendment to           Incorporated by reference to
          Nonqualified Stock Option      Exhibit (10b) to Dixie's Quarterly
          Agreement Under the Dixie      Report on Form 10-Q for the
          Yarns, Inc. Incentive Stock    quarter ended July 1, 1995.*
          Plan.

 (10u)    Form of Stock Option           Incorporated by reference to
          Agreement Under the Dixie      Exhibit (10b) to Dixie's Annual
          Yarns, Inc. Incentive          Report on Form 10-K for the
          Stock Plan as amended.         Year ended December 28, 1996.*

 (10v)    Form of Stock Rights and       Filed herewith.
          Restrictions Agreement
          for Restricted Stock Award
          Under Incentive Stock Plan
          as Amended.

 (10w)    The Dixie Group, Inc. Stock    Filed herewith.
          Ownership Plan as
          amended.



*Commission File No. 0-2585
                        Exhibit Index - Continued

EXHIBIT
  NO.     EXHIBIT DESCRIPTION            INCORPORATION BY REFERENCE

 (10x)    Form of Stock Subscription     Filed herewith.
          Agreement Under Stock
          Ownership Plan of The
          Dixie Group, Inc.

 (10y)    The Dixie Group, Inc.          Filed herewith.
          Directors Stock Plan


 (21)     Subsidiaries of the            Filed herewith.
          Registrant.

 (23)     Consent of Ernst & Young LLP.  Filed herewith.











*Commission File No. 0-2585