Form 10-Q
period 1998-03-28
DIXIE GROUP INC
filed 1998-05-12
CIK 29332

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549



Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 28, 1998

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

     Class                         Outstanding as of April 28, 1998

Common Stock, $3 Par Value                   10,603,718 shares
Class B Common Stock, $3 Par Value              735,228 shares
Class C Common Stock, $3 Par Value                    0 shares


                        THE DIXIE GROUP, INC.                             2

                                INDEX


Part I. Financial Information:                                   Page No.

Consolidated Condensed Balance Sheets --
  March 28, 1998 and December 27, 1997                               3

Consolidated Statements of Income --
  Three Months Ended March 28, 1998
  and March 29, 1997                                                 5

Consolidated Condensed Statements of Cash Flows --
  Three Months Ended March 28, 1998
  and March 29, 1997                                                 6

Notes to Consolidated Condensed Financial Statements                 8

Management's Discussion and Analysis of Results of
  Operations and Financial Condition                                11

Part II.  Other Information:

Item 6 - Exhibits and Reports on Form 8-K                           14


PART I - ITEM 1                                                           3

FINANCIAL INFORMATION


                             THE DIXIE GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                March 28,     December 27,
                                                  1998            1997
                                              _____________   ____________
                                              (dollar amounts in thousands)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                   $       2,020   $      1,848
  Accounts receivable (less allowance for
    doubtful accounts of $3,237 in 1998
    and $3,207 in 1997)                              34,465         29,450
  Inventories                                        86,137         82,661
  Assets held for sale                               10,000         10,000
  Other                                               9,764         11,977
                                              _____________   ____________

                      TOTAL CURRENT ASSETS          142,386        135,936

PROPERTY, PLANT AND EQUIPMENT                       380,067        373,449
  Less accumulated amortization and
    depreciation                                   (204,772)      (199,027)
                                              _____________   ____________

         NET PROPERTY, PLANT AND EQUIPMENT          175,295        174,422

INTANGIBLE ASSETS (less accumulated
  amortization of $8,746 in 1998
    and $8,359 in 1997)                              63,168         63,555

OTHER ASSETS                                         12,849         12,701
                                              _____________   ____________

                              TOTAL ASSETS    $     393,698   $    386,614
                                              _____________   ____________
                                              _____________   ____________














See Notes to Consolidated Condensed Financial Statements.

                        THE DIXIE GROUP, INC.                             4
                CONSOLIDATED CONDENSED BALANCE SHEETS
                           (UNAUDITED)

                                                March 28,     December 27,
                                                  1998            1997
                                              _____________   ____________
                                              (dollar amounts in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                            $      38,472   $     35,768
  Accrued expenses                                   25,240         26,974
  Current portion of long-term debt                   5,139          5,143
                                              _____________   ____________

                 TOTAL CURRENT LIABILITIES           68,851         67,885

LONG-TERM DEBT
  Senior indebtedness                                73,051         68,528
  Subordinated notes                                 50,000         50,000
  Convertible subordinated debentures                42,282         42,282
                                              _____________   ____________

                      TOTAL LONG-TERM DEBT          165,333        160,810

OTHER LIABILITIES                                     9,868          9,560

DEFERRED INCOME TAXES                                26,416         27,115

STOCKHOLDERS' EQUITY
  Common Stock - issued and outstanding,
    14,045,818 shares in 1998 and
    14,038,318 shares in 1997                        42,137         42,115
  Class B Common Stock - issued and
    outstanding, 735,228 shares in 1998
    and 1997                                          2,206          2,206
  Common Stock Subscribed                             1,618          1,537
  Additional paid-in capital                        134,401        134,151
  Stock subscriptions receivable                     (3,442)        (3,132)
  Unearned stock compensation                          (837)          (894)
  Retained earnings                                   4,759          2,853
  Accumulated other comprehensive income             (1,839)        (1,839)
                                              _____________   ____________

                                                    179,003        176,997
  Less Common Stock in treasury at cost -
    3,441,699 shares in 1998 and
    3,439,999 shares in 1997                        (55,773)       (55,753)
                                              _____________   ____________

                TOTAL STOCKHOLDERS' EQUITY          123,230        121,244
                                              _____________   ____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $     393,698   $    386,614
                                              _____________   ____________
                                              _____________   ____________

See Notes to Consolidated Condensed Financial Statements.

                               THE DIXIE GROUP, INC.                      5
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)

                                                  Three Months Ended
                                            ______________________________

                                              March 28,        March 29,
                                                1998             1997
                                            _____________    _____________
                                             (dollar amounts in thousands,
                                                 except per share data)

Net sales                                   $     167,884    $     162,360

Cost of sales                                     139,106          135,147
                                            _____________    _____________

                             GROSS PROFIT          28,778           27,213

Selling and administrative
  expenses                                         20,375           18,466

Other expense - net                                   957              446
                                            _____________    _____________

         INCOME BEFORE INTEREST AND TAXES           7,446            8,301

Interest expense                                    3,414            3,337
                                            _____________    _____________

               INCOME BEFORE INCOME TAXES           4,032            4,964

Income tax provision                                1,560            1,983
                                            _____________    _____________

                               NET INCOME   $       2,472    $       2,981
                                            _____________    _____________
                                            _____________    _____________

Net earnings per share:

  Basic                                     $         .22    $         .27
  Diluted                                   $         .21    $         .26


Dividends per share:

  Common Stock                              $         .05    $         ---
  Class B Common Stock                      $         .05    $         ---







See Notes to Consolidated Condensed Financial Statements.

                         THE DIXIE GROUP, INC.                            6
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                  Three Months Ended
                                            ______________________________

                                              March 28,        March 29,
                                                1998             1997
                                            _____________    _____________
                                            (dollar amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES

    Net income                              $       2,472    $       2,981
    Depreciation and amortization                   7,005            6,099
    Benefit for deferred income taxes                (298)            (250)
    Gain on property, plant and
      equipment disposals                             (50)             ---
                                            _____________    _____________

                                                    9,129            8,830
    Changes in operating assets and
      liabilities, net of effects
      of business combination                      (5,660)         (16,192)
                                            _____________    _____________


NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                            3,469           (7,362)




CASH FLOWS FROM INVESTING ACTIVITIES

    Net proceeds from sale of
      property, plant, and equipment                  224              191
    Purchase of property, plant, and
      equipment                                    (7,497)          (4,036)
    Net cash paid in business
      combination                                     ---          (19,046)
                                            _____________    _____________

NET CASH USED IN INVESTING ACTIVITIES              (7,273)         (22,891)












See Notes to Consolidated Condensed Financial Statements.

                         THE DIXIE GROUP, INC.                            7
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            - CONTINUED
                            (UNAUDITED)

                                                  Three Months Ended
                                            ______________________________

                                              March 28,        March 29,
                                                1998             1997
                                            _____________    _____________
                                            (dollar amounts in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES

    Net increase in credit line
      borrowings                                    5,179           30,807
    Payments on term loan                            (625)            (625)
    Dividends paid                                   (566)             ---
    Other                                             (12)             (35)
                                            _____________    _____________
NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                      3,976           30,147




INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                        172             (106)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                        1,848            1,988
                                            _____________    _____________

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                $       2,020    $       1,882
                                            _____________    _____________
                                            _____________    _____________




SUPPLEMENTAL CASH FLOW INFORMATION

      Interest paid                          $      3,742    $       3,517
                                             ____________    _____________
                                             ____________    _____________

      Income taxes paid, net of
       tax refunds received                  $        401    $        (429)
                                             ____________    _____________
                                             ____________    _____________





See Notes to Consolidated Condensed Financial Statements.

                          THE DIXIE GROUP, INC.                           8
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED)
           (dollar amounts in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements which do not include all of the information and footnotes required in annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 28, 1998 are not necessarily indicative of the results that may be expected for the entire year.

In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal Use". Provisions of the Statement require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. Early adoption of the SOP is permitted, and accordingly the Company has adopted the Statement effective with the beginning of fiscal 1998.

NOTE B - INVENTORIES

Inventories are summarized as follows:

                                            March 28,      December 27,
                                              1998             1997
                                          _____________    ____________
      At current cost
       Raw materials                      $      18,334    $     19,080
       Work-in-process                           21,836          20,954
       Finished goods                            50,413          47,819
       Supplies, repair parts,
         and other                                3,126           3,183
                                          _____________    ____________

                                                 93,709          91,036
      Excess of current cost
       over LIFO value                           (7,572)         (8,375)
                                          _____________    ____________

                                          $      86,137    $     82,661
                                          _____________    ____________
                                          _____________    ____________









NOTE C - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                         March 28,     March 29,
                                           1998          1997
Net income                                $ 2,472       $ 2,981
(No adjustments needed for diluted
  calculation)

Denominator for calculation of
  basic earnings per share -
  weighted average shares (1)              11,259        11,202

Effect of dilutive securities:
  Stock options                               507           138
  Stock subscriptions                         249           151

Denominator for calculation of
  diluted earnings per share -
  weighted average shares
  adjusted for potential
  dilution (2)                             12,015        11,491

Earnings per share:
  Basic                                   $  0.22       $  0.27
  Diluted                                    0.21          0.26


(1) Includes Common and Class B Common shares in thousands.
(2) Because their effects are anti-dilutive, excludes shares issuable pursuant to certain grants under stock option, stock subscription, and restricted stock plans whose grant price was greater than the average market price of common shares outstanding during the periods presented and the assumed conversion of subordinated debentures into shares of Common Stock as follows: 1,737 shares in 1998 and 2,065 shares in 1997.

NOTE D - DEBT AND CREDIT ARRANGEMENTS

On March 31, 1998, the Company entered into a new unsecured revolving credit and term-loan facility with its principal senior lenders. The new credit facility provides for revolving credit of up to $100.0 million through a five year commitment period and a $60.0 million, seven year term-loan. The new agreement contains financial covenants relating to minimum net worth, the ratio of debt to capitalization, payment of dividends, and certain other financial ratios. Interest rates available under the facility may be selected by the Company from a number of options which effectively allow for borrowing at rates equal to or lower than the greater of the lender's prime rate, or the federal funds rate plus .5% per annum. Commitment fees, ranging from .25% to .375% per annum on the revolving credit line are payable on the average daily unused balance of the revolving credit facility.



On April 2, 1998, the Company completed an agreement with the Development Authority of Lafayette, Georgia to obtain up to $7.0 million from the Authority under a development bond issuance. Amounts received by the Company are secured by a letter of credit issued by the Company's lead lender in favor of the Development Authority. The value of the letter of credit reduces the Company's availability under its revolving credit and term-loan facility.

The new revolving credit and term-loan facility increased the Company's borrowing capacity by approximately $50.0 million. Available unused borrowing capacity under the new revolving credit and term-loan agreement was $80.9 million at April 24, 1998.

NOTE E - BUSINESS COMBINATION

As disclosed in Note B to the Company's consolidated financial statements included in its 1997 Annual Report to Shareholders, the Company acquired the needlebond and artificial turf assets and business of General Felt Industries, Inc. based in Dalton, Georgia on October 2, 1997.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of 1997 after giving effect to certain adjustments, including the amortization of cost in excess of net tangible assets acquired, interest expense on debt to finance the acquisition, and related income taxes. The pro forma results are presented for comparative purposes only and do not purport to be indicative of future results or of the results that would have occurred had the acquisition taken place at the beginning of 1997.

                                               Three months ended
                                                 March 29, 1997
Net sales                                           $172,152
Net income                                             3,142
Net earnings per share:
  Basic                                                  .28
  Diluted                                                .27

NOTE F - COMPREHENSIVE INCOME

The only component of accumulated other comprehensive income is the minimum pension liability adjustment of $1,839 recorded as of December 27, 1997 and unchanged as of March 28, 1998.




PART I - ITEM 2                                                          11

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is presented to update the discussion of results of operations and financial condition included in the Company's 1997 Annual Report.

RESULTS OF OPERATIONS

The Company reported net income for the quarter ended March 28, 1998 of $2.5 million, or $.21 per diluted share, on sales of $167.9 million. Results for the 1997 comparable period included net income of $3.0 million, or $.26 per diluted share, on sales of $162.4 million. The Company attributes the lower earnings level in the first quarter of 1998 compared with the first quarter of 1997 primarily to weaknesses in the Company's knit fabric and apparel business.

The following table reflects selected operating data (in millions of dollars) relating to the two industries served by the Company, the floorcovering industry and the textile/apparel industry. The Company's Floorcovering Business supplies carpets and rugs to the manufactured housing and recreational vehicle markets through Carriage Carpets, to home consumers through major retailers under the Bretlin name, to higher-end residential and commercial customers serviced by Masland, and to the specialty carpet yarn market through Candlewick. The Company's Textile/Apparel Business includes specialty yarns for the apparel and home furnishing markets through Dixie Yarns and knit fabric and finished apparel through Caro-Knit and C-Knit Apparel.

                                                Quarter Ended
                                           March 28,     March 29,
                                             1998          1997
SALES
  Floorcovering                             $118.8        $102.2
  Textile/Apparel                             49.3          60.5
  Intersegment elimination                    (0.2)         (0.3)
    Total sales                             $167.9        $162.4

OPERATING PROFIT
  Floorcovering                             $  8.4        $  7.8
  Textile/Apparel                              1.4           2.7
    Total operating profit                  $  9.8        $ 10.5

Sales in the Company's Floorcovering Business for the quarter ended March 28, 1998 were $118.8 million, an increase of 16% over the comparable period in 1997. The increase was a result of strong growth in sales of higher-end products through Masland and increased volume in Bretlin resulting from the General Felt acquisition in October, 1997. Operating profits in the Floorcovering Business were $8.4 million in the first quarter of 1998 compared with $7.8 million in the first quarter of 1997. The profitability increase was a result of the sales volume increases at Masland and Bretlin.





The Company's Textile/Apparel Business reflected an operating profit of $1.4 million on sales of $49.3 million for the quarter ended March 28, 1998 compared with an operating profit of $2.7 million on sales of $60.5 million in the comparable period in 1997. The 1998 decrease in sales and profitability primarily resulted from particularly weak demand for the Company's knit fabric and finished apparel products. Current demand for these products reflects an increase against first quarter 1998 levels but remains below the comparative 1997 levels.

Selling and administrative expenses were $20.4 million, or 12.1% of sales, in the first quarter of 1998 compared with $18.5 million, or 11.4% of sales, in the first quarter of 1997. The increase resulted from higher selling expenses associated with the sales volume increases at Masland and Bretlin.




LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 1998, the Company's long-term debt increased $4.5 million from the year-end 1997 levels. The increase resulted from expenditures of $7.5 million for property, plant and equipment and $.5 million for the payment of dividends net of $3.5 million in funds generated from operating activities.

On March 31, 1998, the Company entered into a new unsecured revolving credit and term-loan facility with its principal senior lenders. The new credit facility provides for revolving credit of up to $100.0 million through a five year commitment period and a $60.0 million, seven year term-loan. The new agreement contains financial covenants relating to minimum net worth, the ratio of debt to capitalization, payment of dividends, and certain other financial ratios. Interest rates available under the facility may be selected by the Company from a number of options which effectively allow for borrowing at rates equal to or lower than the greater of the lender's prime rate, or the federal funds rate plus .5% per annum. Commitment fees, ranging from .25% to .375% per annum on the revolving credit line are payable on the average daily unused balance of the revolving credit facility.

On April 2, 1998, the Company completed an agreement with the Development Authority of Lafayette, Georgia to obtain up to $7.0 million from the Authority under a development bond issuance. Amounts received by the Company are secured by a letter of credit issued by the Company's lead lender in favor of the Development Authority. The value of the letter of credit reduces the Company's availability under its revolving credit and term-loan facility. The proceeds are to be used for financing real property and machinery and equipment needs of the Company's recycling center under development in Lafayette, Georgia.

The new revolving credit and term-loan facility increased the Company's borrowing capacity by approximately $50.0 million. Available unused borrowing capacity under the new revolving credit and term-loan agreement was $80.9 million at April 24, 1998. The Company considers its unused debt availability and operating cash flows to be adequate to fund its anticipated liquidity needs, which include increased amounts for capital expenditures to support sales growth and market needs.




ACCOUNTING PRONOUNCEMENTS

In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal Use". Adoption of the SOP is required for the Company at the beginning of fiscal 1999. Provisions of the Statement require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. Early adoption of the SOP is permitted, and accordingly the Company adopted the Statement effective with the first quarter of 1998. The Company has historically expensed internal software development costs as incurred but after adoption of the Statement will capitalize and amortize such costs over the expected useful life of the associated software. Those costs incurred in the first quarter of 1998 subject to capitalization and amortization were not material to the Company's financial statements.




PART II. OTHER INFORMATION                                               14

Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

       (i)  Exhibits Incorporated by Reference

            None.

       (ii) Exhibits Filed with this Report

            (4) Credit Agreement dated as of March 31, 1998 by and among The Dixie Group, Inc., SunTrust Bank, Atlanta, and NationsBank, N. A. and Form of Revolving Credit Note, Form of Term Note and Form of Swing Line Note.


    (b) Reports on Form 8-K

        No reports on Form 8-K have been filed by the registrant during the three month period ended March 28, 1998.


Pursuant to the requirements of Rule 601(b)(4)(v) of Regulation S-K, the registrant hereby undertakes to furnish copies of the following documents to the Staff of the Securities and Exchange Commission upon request:

        Loan Agreement, dated as of March 1, 1998, between the Company and the Development Authority of Lafayette.

        Letter of Credit Agreement, dated as of March 1, 1998, by and between the Company and SunTrust Bank, Atlanta, relating to $7,000,000 Development Authority of Lafayette Exempt Facility Revenue Bonds (The Dixie Group, Inc. Project), Series 1998





                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        THE DIXIE GROUP, INC.
                                     __________________________

                                            (Registrant)



         May 11, 1998
     ____________________

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

                        QUARTER ENDED MARCH 28, 1998

                            THE DIXIE GROUP, INC.

                           CHATTANOOGA, TENNESSEE

                                Exhibit Index

EXHIBIT
  NO.  EXHIBIT DESCRIPTION           INCORPORATION BY REFERENCE

 (4)   Credit Agreement dated        Filed herewith.
       as of March 31, 1998 by
       and among The Dixie Group,
       Inc., SunTrust Bank, Atlanta,
       and NationsBank, N. A. and
       Form of Revolving Credit
       Note, Form of Term Note and
       Form of Swing Line Note.