Form 10-Q
period 1998-06-27
DIXIE GROUP INC
filed 1998-08-11
CIK 29332

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549



Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 27, 1998

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

     Class                         Outstanding as of July 28, 1998

Common Stock, $3 Par Value                   10,607,329 shares
Class B Common Stock, $3 Par Value              735,228 shares
Class C Common Stock, $3 Par Value                    0 shares


                        THE DIXIE GROUP, INC                              2

                                INDEX


Part I. Financial Information:                            Page No.

Consolidated Condensed Balance Sheets --
  June 27, 1998 and December 27, 1997                          3

Consolidated Statements of Income --
  Three Months Ended June 27, 1998
  and June 28, 1997                                            5

Consolidated Statements of Income --
  Six Months ended June 27, 1998
  and June 28, 1997                                            7

Consolidated Condensed Statements of Cash Flows --
  Six Months Ended June 27, 1998
  and June 28, 1997                                            9

Notes to Consolidated Condensed Financial Statements          11

Management's Discussion and Analysis of Results of
  Operations and Financial Condition                          16

Part II.  Other Information:

Item 4 - Submission of Matters to a Vote of Security Holders  20

Item 6 - Exhibits and Reports on Form 8-K                     20


PART I - ITEM 1                                                           3

FINANCIAL INFORMATION


                             THE DIXIE GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                 June 27,     December 27,
                                                   1998           1997
                                               ____________   ____________
                                              (dollar amounts in thousands)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                    $      3,556   $      1,848
  Accounts receivable (less allowance for
    doubtful accounts of $5,217 in 1998
    and $3,207 in 1997)                              34,742         29,450
  Inventories                                        80,297         82,661
  Assets held for sale                               10,000         10,000
  Other                                              16,765         11,977
                                               ____________   ____________

                      TOTAL CURRENT ASSETS          145,360        135,936

PROPERTY, PLANT AND EQUIPMENT                       353,342        373,449
  Less accumulated amortization and
    depreciation                                   (189,373)      (199,027)
                                               ____________   ____________

         NET PROPERTY, PLANT AND EQUIPMENT          163,969        174,422

INTANGIBLE ASSETS (less accumulated
  amortization of $9,189 in 1998
    and $8,359 in 1997)                              61,061         63,555

OTHER ASSETS                                         16,533         12,701
                                               ____________   ____________

                              TOTAL ASSETS     $    386,923   $    386,614
                                               ____________   ____________
                                               ____________   ____________














See Notes to Consolidated Condensed Financial Statements.

                        THE DIXIE GROUP, INC.                             4
                CONSOLIDATED CONDENSED BALANCE SHEETS
                           (UNAUDITED)

                                                 June 27,     December 27,
                                                   1998           1997
                                               ____________   ____________
                                              (dollar amounts in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                             $     35,521   $     35,768
  Accrued expenses                                   32,135         26,974
  Current portion of long-term debt                   8,641          5,143
                                               ____________   ____________

                 TOTAL CURRENT LIABILITIES           76,297         67,885

LONG-TERM DEBT
  Senior indebtedness                                72,839         68,528
  Subordinated notes                                 50,000         50,000
  Convertible subordinated debentures                39,737         42,282
                                               ____________   ____________

                      TOTAL LONG-TERM DEBT          162,576        160,810

OTHER LIABILITIES                                    10,071          9,560

DEFERRED INCOME TAXES                                27,210         27,115

STOCKHOLDERS' EQUITY
  Common Stock - issued and outstanding,
    14,050,129 shares in 1998 and
    14,038,318 shares in 1997                        42,150         42,115
  Class B Common Stock - issued and
    outstanding, 735,228 shares in 1998
    and 1997                                          2,206          2,206
  Common Stock subscribed                             1,618          1,537
  Additional paid-in capital                        134,458        134,151
  Stock subscriptions receivable                     (3,442)        (3,132)
  Unearned stock compensation                          (779)          (894)
  Retained earnings (deficit)                        (7,816)         2,853
  Accumulated other comprehensive income             (1,839)        (1,839)
                                               ____________   ____________

                                                    166,556        176,997
  Less Common Stock in treasury at cost -
    3,442,800 shares in 1998 and
    3,439,999 shares in 1997                        (55,787)       (55,753)
                                               ____________   ____________

                TOTAL STOCKHOLDERS' EQUITY          110,769        121,244
                                               ____________   ____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    386,923   $    386,614
                                               ____________   ____________
                                               ____________   ____________

See Notes to Consolidated Condensed Financial Statements.

                               THE DIXIE GROUP, INC.                      5
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)

                                                 Three Months Ended
                                          _________________________________

                                             June 27,           June 28,
                                               1998               1997
                                          ______________     ______________
                                            (dollar amounts in thousands,
                                                except per share data)

Net sales                                  $    167,663       $    151,057

Cost of sales                                   136,195            122,137
                                           ____________       ____________

                             GROSS PROFIT        31,468             28,920

Selling and administrative
  expenses                                       21,345             18,870

Other expense - net                               1,115                868
                                           ____________       ____________

         INCOME BEFORE INTEREST AND TAXES         9,008              9,182

Interest expense                                  3,392              3,009
                                           ____________       ____________

               INCOME BEFORE INCOME TAXES         5,616              6,173

Income tax provision                              2,179              2,508
                                           ____________       ____________

        INCOME FROM CONTINUING OPERATIONS         3,437              3,665

        LOSS FROM DISCONTINUED OPERATIONS           728                365

      LOSS ON DISPOSAL OF KNIT FABRIC AND
                          APPAREL SEGMENT        14,717                ---
                                           ____________       ____________

                        NET INCOME (LOSS)  $    (12,008)      $      3,300
                                           ____________       ____________
                                           ____________       ____________










See Notes to Consolidated Condensed Financial Statements.
                               THE DIXIE GROUP, INC.                      6
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)

                                                 Three Months Ended
                                          _________________________________

                                             June 27,           June 28,
                                               1998               1997
                                          ______________     ______________
                                            (dollar amounts in thousands,
                                                except per share data)

Basic earnings (loss) per share:
  Income from continuing operations        $       0.30       $       0.32
  Loss from discontinued operations               (0.06)             (0.03)
  Loss on disposal of knit fabric
    and apparel segment                           (1.31)               ---
  Net earnings (loss)                      $      (1.07)      $       0.29



Diluted earnings (loss) per share:
  Income from continuing operations        $       0.28       $       0.32
  Loss from discontinued operations               (0.06)             (0.03)
  Loss on disposal of knit fabric
    and apparel segment                           (1.22)               ---
  Net earnings (loss)                      $      (1.00)      $       0.29


Dividends per share:

  Common Stock                             $        .05       $        ---
  Class B Common Stock                     $        .05       $        ---























See Notes to Consolidated Condensed Financial Statements.

                               THE DIXIE GROUP, INC.                      7
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)

                                                  Six Months Ended
                                          _________________________________

                                             June 27,           June 28,
                                               1998               1997
                                          ______________     ______________
                                            (dollar amounts in thousands,
                                                except per share data)

Net sales                                  $    324,560       $    294,833

Cost of sales                                   264,389            239,375
                                           ____________       ____________

                             GROSS PROFIT        60,171             55,458

Selling and administrative
  expenses                                       40,924             36,591

Other expense - net                               2,030              1,265
                                           ____________       ____________

         INCOME BEFORE INTEREST AND TAXES        17,217             17,602

Interest expense                                  6,549              6,069
                                           ____________       ____________

               INCOME BEFORE INCOME TAXES        10,668             11,533

Income tax provision                              4,136              4,646
                                           ____________       ____________

        INCOME FROM CONTINUING OPERATIONS         6,532              6,887

        LOSS FROM DISCONTINUED OPERATIONS         1,351                606

      LOSS ON DISPOSAL OF KNIT FABRIC AND
                          APPAREL SEGMENT        14,717                ---
                                           ____________       ____________

                        NET INCOME (LOSS)  $     (9,536)      $      6,281
                                           ____________       ____________
                                           ____________       ____________










See Notes to Consolidated Condensed Financial Statements.
                               THE DIXIE GROUP, INC.                      8
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)

                                                  Six Months Ended
                                          _________________________________

                                             June 27,           June 28,
                                               1998               1997
                                          ______________     ______________
                                            (dollar amounts in thousands,
                                                except per share data)

Basic earnings (loss) per share:
  Income from continuing operations        $       0.58       $       0.61
  Loss from discontinued operations               (0.12)             (0.05)
  Loss on disposal of knit fabric
    and apparel segment                           (1.31)               ---
  Net earnings (loss)                      $      (0.85)      $       0.56



Diluted earnings (loss) per share:
  Income from continuing operations        $       0.54       $       0.60
  Loss from discontinued operations               (0.11)             (0.05)
  Loss on disposal of knit fabric
    and apparel segment                           (1.22)               ---
  Net earnings (loss)                      $      (0.79)      $       0.55



Dividends per share:

  Common Stock                             $        .10       $        ---
  Class B Common Stock                     $        .10       $        ---






















See Notes to Consolidated Condensed Financial Statements.

                         THE DIXIE GROUP, INC.                            9
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                  Six Months Ended
                                             ___________________________

                                                June 27,       June 28,
                                                  1998           1997
                                             ____________   ____________
                                            (dollar amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                          $     (9,536)  $      6,281
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities of continuing
    operations:
      Loss from discontinued operations             1,351            606
      Loss on disposal of knit fabric
        and segment apparel                        14,717            ---
      Depreciation and amortization                12,473         10,797
      Provision (benefit) for deferred
        income taxes                                  366           (517)
      (Gain) loss on property, plant
        and equipment                                 293            (20)
                                             ____________   ____________

                                                   19,664         17,147
      Changes in operating assets and
        liabilities, net of effects
        of business combination                    (3,646)       (12,390)
                                             ____________   ____________


NET CASH PROVIDED BY OPERATING
  ACTIVITIES OF CONTINUING OPERATIONS              16,018          4,757




CASH FLOWS FROM INVESTING ACTIVITIES

  Net proceeds from sale of
    property, plant and equipment                     203            886
  Purchase of property, plant and
    equipment                                     (16,698)        (9,443)
  Net cash paid in business
    combination                                       ---        (19,046)
                                             ____________   ____________

NET CASH USED IN INVESTING ACTIVITIES
  OF CONTINUING OPERATIONS                        (16,495)       (27,603)



See Notes to Consolidated Condensed Financial Statements.

                         THE DIXIE GROUP, INC.                           10
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            - CONTINUED
                            (UNAUDITED)

                                                  Six Months Ended
                                             ___________________________

                                               June 27,       June 28,
                                                 1998           1997
                                             ____________   ____________
                                            (dollar amounts in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES

  Net increase in credit line borrowings            8,474         22,165
  Payments on subordinated debentures              (2,545)           ---
  Payments on term-loan                              (625)        (1,250)
  Dividends paid                                   (1,134)           ---
  Other                                                41           (281)
                                             ____________   ____________
NET CASH PROVIDED BY FINANCING
  ACTIVITIES OF CONTINUING OPERATIONS               4,211         20,634


NET CASH PROVIDED BY (USED IN)
  DISCONTINUED OPERATIONS                          (2,026)         2,276


INCREASE IN CASH AND CASH EQUIVALENTS               1,708             64


CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                         1,848          1,988
                                             ____________   ____________

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                     $      3,556   $      2,052
                                             ____________   ____________
                                             ____________   ____________




SUPPLEMENTAL CASH FLOW INFORMATION

      Interest paid                          $      6,038   $      6,179
                                             ____________   ____________
                                             ____________   ____________

      Income taxes paid, net of
        tax refunds received                 $      1,641   $      1,712
                                             ____________   ____________
                                             ____________   ____________


See Notes to Consolidated Condensed Financial Statements.

                          THE DIXIE GROUP, INC.                          11
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements which do not include all of the information and footnotes required in annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 27, 1998 are not necessarily indicative of the results that may be expected for the entire year. Consolidated Statements of Income for all periods include the results related to the Company's knit fabric and apparel operations under the reporting provisions for discontinued operations. Restatements were made for periods previously presented where applicable.

NOTE B - INVENTORIES

Inventories are summarized as follows:

                                            June 27,       December 27,
                                              1998            1997
                                          ____________    ____________
                                          (dollar amounts in thousands)
      At current cost
       Raw materials                      $     19,500    $     19,080
       Work-in-process                          20,846          20,954
       Finished goods                           44,529          47,819
       Supplies, repair parts
         and other                               3,033           3,183
                                          ____________    ____________

                                                87,908          91,036
      Excess of current cost
       over LIFO value                          (7,611)         (8,375)
                                          ____________    ____________

                                          $     80,297    $     82,661
                                          ____________    ____________
                                          ____________    ____________

NOTE C - COMPREHENSIVE INCOME

The only component of accumulated other comprehensive income is the minimum pension liability adjustment of $1,839 recorded as of December 27, 1997 and unchanged as of June 27, 1998.









NOTE D - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                              Three Months Ended
                                            June 27,     June 28,
                                              1998         1997
Income from continuing operations           $  3,437     $ 3,665
Loss from discontinued operations                728         365
Loss on disposal of knit fabric
  and apparel segment                         14,717         ---
Net income (loss)                           $(12,008)    $ 3,300
(No adjustments needed for diluted
  calculation)

Denominator for calculation of
  basic earnings per share -
  weighted average shares (1)                 11,266      11,202

Effect of dilutive securities:
  Stock options                                  542         179
  Stock subscriptions                            258         160

Denominator for calculation of
  diluted earnings per share -
  weighted average shares
  adjusted for potential
  dilution (2)                                12,066      11,541



Basic earnings (loss) per share:
  Income from continuing operations         $   0.30     $  0.32
  Loss from discontinued operations            (0.06)      (0.03)
  Loss on disposal of knit fabric
    and apparel segment                        (1.31)        ---
  Net earnings (loss)                       $  (1.07)    $  0.29



Diluted earnings (loss) per share:
  Income from continuing operations         $   0.28     $  0.32
  Loss from discontinued operations            (0.06)      (0.03)
  Loss on disposal of knit fabric
    and apparel segment                        (1.22)        ---
  Net earnings (loss)                       $  (1.00)    $  0.29


(1) Includes Common and Class B Common shares in thousands.
(2) Because their effects are anti-dilutive, excludes shares issuable pursuant to certain grants under stock option, stock subscription, and restricted stock plans whose grant price was greater than the average market price of common shares outstanding during the periods presented and the assumed conversion of subordinated debentures into shares of Common Stock as follows: 1,667 shares in 1998 and 1,937 shares in 1997.
                                                                         13

                                              Six Months Ended
                                            June 27,     June 28,
                                              1998         1997
Income from continuing operations           $  6,532     $ 6,887
Loss from discontinued operations              1,351         606
Loss on disposal of knit fabric
  and apparel segment                         14,717         ---
Net income (loss)                           $ (9,536)    $ 6,281
(No adjustments needed for diluted
  calculation)

Denominator for calculation of
  basic earnings per share -
  weighted average shares (1)                 11,262      11,202

Effect of dilutive securities:
  Stock options                                  525         158
  Stock subscriptions                            254         156

Denominator for calculation of
  diluted earnings per share -
  weighted average shares
  adjusted for potential
  dilution (2)                                12,041      11,516



Basic earnings (loss) per share:
  Income from continuing operations         $   0.58     $  0.61
  Loss from discontinued operations            (0.12)      (0.05)
  Loss on disposal of knit fabric
    and apparel segment                        (1.31)        ---
  Net earnings (loss)                       $  (0.85)    $  0.56



Diluted earnings (loss) per share:
  Income from continuing operations         $   0.54     $  0.60
  Loss from discontinued operations            (0.11)      (0.05)
  Loss on disposal of knit fabric
    and apparel segment                        (1.22)        ---
  Net earnings (loss)                       $  (0.79)    $  0.55





(1) Includes Common and Class B Common shares in thousands.
(2) Because their effects are anti-dilutive, excludes shares issuable pursuant to certain grants under stock option, stock subscription, and restricted stock plans whose grant price was greater than the average market price of common shares outstanding during the periods presented and the assumed conversion of subordinated debentures into shares of Common Stock as follows: 1,702 shares in 1998 and 2,001 shares in 1997.


NOTE E - DEBT AND CREDIT ARRANGEMENTS

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

On April 2, 1998, the Company completed an agreement with the Development Authority of Lafayette, Georgia to obtain up to $7.0 million from the Authority under a development bond issuance. Amounts received by the Company are secured by a letter of credit issued by the Company's lead lender in favor of the Development Authority. The value of the letter of credit reduces the Company's availability under its revolving credit and term-loan facility. The proceeds are to be used for financing real property and machinery and equipment needs of the Company's synthetic materials recycling center under development in Lafayette, Georgia.

Under restrictions set forth in the Company's subordinated note agreement, and absent a waiver from the lender or an amendment, future dividends can only be paid to the extent of 50% of the excess of cumulative income for periods subsequent to June 27, 1998 above $9,804.

Borrowing capacity under the revolving credit and term-loan agreement was $82,654 at June 27, 1998. Covenants under the agreement limit the available borrowing capacity to $34,496 at June 27, 1998. The

NOTE F - BUSINESS COMBINATION

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






                                           Three months      Six months
                                               ended            ended
                                           June 28, 1997    June 28, 1997
Net sales                                     $163,795         $317,363
Income from continuing operations                4,182            7,565
Net income                                       3,817            6,959

Basic earnings per share:
  Income from continuing operations                .37              .67
  Net income                                       .34              .62

Diluted earnings per share:
  Income from continuing operations                .36              .66
  Net income                                       .33              .61

NOTE G - DISCONTINUED OPERATIONS

On June 22, 1998, the Company announced the decision to discontinue its knit fabric and apparel operations. Operations of the apparel business are being ceased during a wind-down phase that is expected to be completed by the end of September, 1998. The Company is seeking a buyer for its knit fabric business and anticipates a disposition by year-end, 1998.

The table set forth below summarizes (in thousands of dollars) the results of operations and the estimated loss on disposal (including estimated operating losses during the disposition period) with related tax effects pertaining to the knit fabric and apparel businesses which have been presented in the Statements of Income as discontinued operations. Additionally, revenues for these operations through June, 1998 (measurement date) are shown below and have been excluded from Net Sales in the Statements of Income for all periods presented.

                                  Three Months Ended    Six Months Ended
                                  June 27,  June 28,     June 27,  June 28,
                                    1998      1997         1998      1997

Net Sales                         $12,704   $18,106      $23,691   $36,689

Pre-tax operating loss            $ 1,194   $   598      $ 2,214   $   994
Tax (benefit)                        (466)     (233)        (863)     (388)
    Net operating loss            $   728   $   365      $ 1,351   $   606

Pre-tax loss on disposal
  including $700 of operating
  losses through disposition
  period                          $21,745   $   ---      $21,745   $   ---
Tax (benefit)                      (7,028)      ---       (7,028)      ---
    Net loss on disposal          $14,717   $   ---      $14,717   $   ---

Assets and liabilities related to the discontinued operations are presented in the Consolidated Condensed Balance Sheets at their estimated net realizable values and reflect all adjustments believed to be necessary. Assets related to property, plant and equipment of the discontinued operations are reported in Other Assets at June 27, 1998.



PART I - ITEM 2                                                          16

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is presented to update the discussion of results of operations and financial condition included in the Company's 1997 Annual Report.

RESULTS OF OPERATIONS

On May 26, 1998 the Company announced its intent to spin-off its Textile Business. After the planned spin-off, the Company's Floorcovering Business will remain as the core operations in The Dixie Group, Inc. Each company, Floorcoverings and Textiles, will operate as a separate public company with separate boards of directors. Management believes that the separation will allow each company to more effectively pursue its individual strategies, serve its customers, raise capital, and return value to shareholders. The spin-off is contingent upon the Company obtaining a favorable tax ruling to distribute the Textile Business to existing shareholders in a tax-free stock transaction.

In late June, the Company announced the decision to discontinue its knit fabric and apparel operations. The apparel operation is being wound down and the Company is seeking a buyer for its fabric operation. Apparel market conditions, including the impact of Asian imports on apparel markets, have driven return levels on the knit fabric and apparel assets below the Company's targets. The Company believes that prospective market conditions indicate that similar impacts will continue for the foreseeable future. Following these actions, the Company's on-going Textile Business will consist of the Specialty Yarn Business. Management believes that this will create a stronger and more focused business to operate as a separate company after the planned spin-off.

As a result of the discontinuance of the knit fabric and apparel operations, the Company's second quarter results reflected after-tax charges of $15.4 million, or $1.28 per share, for the expected loss on their dispositions as well as operating losses on the discontinued operations during the quarter. All periods presented, including restatement of previously published results, reflect the results of the knit fabric and apparel operations as discontinued operations.

The Company's sales from continuing operations were $167.7 million in the second quarter of 1998, up 11% compared with the second quarter of 1997. Sales from continuing operations for the first six months of 1998 were $324.6 million, an increase of 10% over 1997. The net increases in sales were driven by strong growth in the Floorcovering Businesses.

The Company reported income from continuing operations of $3.4 million, or $.28 per diluted share, in the quarter ended June 27, 1998 compared with $3.7 million, or $.32 per diluted share, in the second quarter of 1997. Income from continuing operations was $6.5 million, or $.54 per diluted share in the first six months of 1998 against $6.9 million, or $.60 per diluted share, in the 1997 comparable period. Operating earnings in the Floorcovering Business increased in the 1998 versus 1997 reporting periods and the Textile Business reflected declines in the 1998 reporting periods compared with 1997.

The following table reflects selected operating data (in millions of dollars) relating to the two industries served by the Company, the floorcovering industry and the textile industry. The Company's discontinued operations, knit fabric and apparel, are excluded from the data. The Company's Floorcovering Business supplies carpets and rugs to the manufactured housing and recreational vehicle markets through Carriage Carpets, to home consumers through major retailers under the Bretlin name, to higher end residential and commercial customers serviced by Masland, and to the specialty carpet yarn market through Candlewick. The Company's Textile Business produces value-added yarns for the apparel and home furnishing markets as Dixie Yarns.

                                     Quarter Ended      Six Months Ended
                                   June 27,  June 28,    June 27,  June 28,
                                     1998      1997        1998      1997
SALES
  Floorcovering                    $130.9    $109.1      $249.7    $211.3
  Textile                            37.2      42.2        75.5      84.1
  Intersegment elimination           (0.4)     (0.2)       (0.6)     (0.6)
    Total sales-continuing
      operations                   $167.7    $151.1      $324.6    $294.8

OPERATING PROFIT
  Floorcovering                    $ 10.5    $  9.2      $ 18.8    $ 17.0
  Textile                             1.2       2.4         3.4       5.2
    Total operating profit-
      continuing operations        $ 11.7    $ 11.6      $ 22.2    $ 22.2

Sales in the Company's Floorcovering Business reflected an increase of 20% in the second quarter of 1998 compared with the second quarter of 1997 and reflected an increase of 18% in the 1998 six months to date versus 1997. The increase was a result of continued strong growth in sales of higher-end products through Masland and sales volume increases in Bretlin resulting from the October, 1997 acquisition of General Felt Industries', Dalton, Georgia business. Operating profits in the Floorcovering Business increased in the second quarter of 1998 and first six months of 1998 by 14% and 11% compared with the respective periods in 1997 as a result of the sales volume increases.

The Company's Textile Yarn Business reflected both lower sales and operating profits in the quarter and six months ended June 27, 1998 compared with the 1997 second quarter and year-to-date reporting periods. Weaker product demand and price softness was experienced in the second quarter of 1998 compared with relatively strong performance in the second quarter of 1997.











LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1998, net cash provided from operating activities of continuing operations was $16.0 million. Operating cash flow was supplemented by $7.8 million of funds from increased net borrowings under the Company's revolving credit and term-loan facility. These funds were used primarily for purchases of property, plant and equipment of $16.7 million, dividend payments of $1.1 million, sinking fund payments of $2.5 million for the Company's subordinated debentures, and $2.0 million to fund operations associated with the discontinued knit fabric and apparel businesses.

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

On April 2, 1998, the Company completed an agreement with the Development Authority of Lafayette, Georgia to obtain up to $7.0 million from the Authority under a development bond issuance. Amounts received by the Company are secured by a letter of credit issued by the Company's lead lender in favor of the Development Authority. The value of the letter of credit reduces the Company's availability under its revolving credit and term-loan facility. The proceeds are to be used for financing real property and machinery and equipment needs of the Company's synthetic materials recycling center under development in Lafayette, Georgia.

Under restrictions set forth in the Company's subordinated note agreement, and absent a waiver from the lender or an amendment, future dividends can only be paid to the extent of 50% of the excess of cumulative income for periods subsequent to June 27, 1998 above $9.8 million.

Borrowing capacity under the revolving credit and term-loan agreement was $82.7 million at June 27, 1998. Covenants under the agreement limit the available borrowing capacity to $34.5 million at June 27, 1998. The Company considers its unused debt availability and operating cash flows to be adequate to fund its anticipated liquidity needs including anticipated increases in capital expenditures to support sales growth and market needs.









ACCOUNTING PRONOUNCEMENTS

In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal Use". Adoption of the SOP is required for the Company at the beginning of fiscal 1999. Provisions of the Statement require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. Early adoption of the SOP is permitted, and accordingly the Company adopted the Statement effective with the first quarter of 1998. The Company has historically expensed internal software development costs as incurred but after adoption of the Statement will capitalize and amortize such costs over the expected useful life of the associated software. Those costs incurred in the first six months of 1998 subject to capitalization and amortization were not material to the Company's financial statements.





PART II. OTHER INFORMATION                                               20

Item 4 - Submission of Matters to a Vote of Security Holders

    (a) The annual meeting of shareholders was held on April 30, 1998.

    (c) The meeting was held to consider and vote upon the following proposals: (1) to elect Directors for the following year; (2) to approve certain amendments (as described in the Proxy Statement) to the Company's Incentive Stock Plan; (3) to approve the issuance of Class B Common Stock (as described in the Proxy Statement); and (4) to approve the Directors' Stock Plan. All Directors were elected and all proposals were approved with the results of the vote summarized as follows:

                                 FOR       AGAINST    ABSTAIN     TOTAL
J. Don Brock                 23,711,326      9,440    140,727   23,861,493
Paul K. Brock                23,713,773      6,993    140,727   23,861,493
Lovic A. Brooks, Jr.         23,704,873     15,893    140,727   23,861,493
Daniel K. Frierson           23,714,873      5,893    140,727   23,861,493
Paul K. Frierson             23,714,373      6,393    140,727   23,861,493
William N. Fry, IV           23,714,466      6,300    140,727   23,861,493
John W. Murrey, III          23,713,183      7,583    140,727   23,861,493
Peter L. Smith               23,714,873      5,893    140,727   23,861,493
Robert J. Sudderth, Jr.      23,711,326      9,440    140,727   23,861,493




Amendments to the
  Incentive Stock Plan       20,648,210   2,574,027    52,744   23,274,981

Issuance of Class
  Common Stock B             20,385,218   2,846,060    56,023   23,287,301

Director's Stock Plan        22,405,288     809,837    59,613   23,274,738




Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

       (i)  Exhibits Incorporated by Reference

            None.

       (ii) Exhibits Filed with this Report

            None.

    (b) Reports on Form 8-K

        No reports on Form 8-K have been filed by the registrant during the three month period ended June 27, 1998.

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



        August 11, 1998
     ____________________

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