Form 10-Q
period 1998-09-26
DIXIE GROUP INC
filed 1998-11-10
CIK 29332

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549



Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 26, 1998

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

     Class                         Outstanding as of October 27, 1998

Common Stock, $3 Par Value                   10,627,079 shares
Class B Common Stock, $3 Par Value              735,228 shares
Class C Common Stock, $3 Par Value                    0 shares


                        THE DIXIE GROUP, INC                              2

                                INDEX


Part I. Financial Information:                            Page No.

Consolidated Condensed Balance Sheets --
  September 26, 1998 and December 27, 1997                     3

Consolidated Statements of Income --
  Three Months Ended September 26, 1998
  and September 27, 1997                                       5

Consolidated Statements of Income --
  Nine Months Ended September 26, 1998
  and September 27, 1997                                       7

Consolidated Condensed Statements of Cash Flows --
  Nine Months Ended September 26, 1998
  and September 27, 1997                                       9

Notes to Consolidated Condensed Financial Statements          11

Management's Discussion and Analysis of Results of
  Operations and Financial Condition                          17

Part II.  Other Information:

Item 6 - Exhibits and Reports on Form 8-K                     20


PART I - ITEM 1                                                           3

FINANCIAL INFORMATION


                             THE DIXIE GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                              September 26,   December 27,
                                                  1998            1997
                                              _____________   ____________
                                              (dollar amounts in thousands)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                   $       1,955   $      1,848
  Accounts receivable (less allowance for
    doubtful accounts of $5,369 in 1998
    and $3,207 in 1997)                              32,002         29,450
  Inventories                                        81,612         82,661
  Other                                              16,420         11,977
                                              _____________   ____________

                      TOTAL CURRENT ASSETS          131,989        125,936

PROPERTY, PLANT AND EQUIPMENT                       248,918        231,418
  Less accumulated amortization and
    depreciation                                   (117,136)      (104,850)
                                              _____________   ____________

         NET PROPERTY, PLANT AND EQUIPMENT          131,782        126,568

INTANGIBLE ASSETS (less accumulated
  amortization of $4,338 in 1998
    and $3,325 in 1997)                              53,379         54,393

OTHER ASSETS                                         13,215         11,169

NON-CURRENT ASSETS OF DISCONTINUED
  SEGMENTS HELD FOR SALE                             58,973         68,548


                                              _____________   ____________

                              TOTAL ASSETS    $     389,338   $    386,614
                                              _____________   ____________
                                              _____________   ____________










See Notes to Consolidated Condensed Financial Statements.

                        THE DIXIE GROUP, INC.                             4
                CONSOLIDATED CONDENSED BALANCE SHEETS
                           (UNAUDITED)

                                              September 26,   December 27,
                                                  1998            1997
                                              _____________   ____________
                                              (dollar amounts in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                            $      36,632   $     35,768
  Accrued expenses                                   33,634         26,974
  Current portion of long-term debt                   9,137          5,143
                                              _____________   ____________

                 TOTAL CURRENT LIABILITIES           79,403         67,885

LONG-TERM DEBT
  Senior indebtedness                                72,394         68,528
  Subordinated notes                                 50,000         50,000
  Convertible subordinated debentures                39,737         42,282
                                              _____________   ____________

                      TOTAL LONG-TERM DEBT          162,131        160,810

OTHER LIABILITIES                                    10,076          9,560

DEFERRED INCOME TAXES                                27,254         27,115

STOCKHOLDERS' EQUITY
  Common Stock - issued and outstanding,
    14,051,879 shares in 1998 and
    14,038,318 shares in 1997                        42,156         42,115
  Class B Common Stock - issued and
    outstanding, 735,228 shares in 1998
    and 1997                                          2,206          2,206
  Common Stock subscribed                             1,720          1,537
  Additional paid-in capital                        134,636        134,151
  Stock subscriptions receivable                     (3,719)        (3,132)
  Unearned stock compensation                          (722)          (894)
  Retained earnings (deficit)                        (8,177)         2,853
  Accumulated other comprehensive income             (1,839)        (1,839)
                                              _____________   ____________

                                                    166,261        176,997
  Less Common Stock in treasury at cost -
    3,442,800 shares in 1998 and
    3,439,999 shares in 1997                        (55,787)       (55,753)
                                              _____________   ____________

                TOTAL STOCKHOLDERS' EQUITY          110,474        121,244
                                              _____________   ____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $     389,338   $    386,614
                                              _____________   ____________
                                              _____________   ____________

See Notes to Consolidated Condensed Financial Statements.

                               THE DIXIE GROUP, INC.                      5
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)

                                                  Three Months Ended
                                            ______________________________

                                            September 26,    September 27,
                                                1998             1997
                                            _____________    _____________
                                            (dollar amounts in thousands,
                                                except per share data)

Net sales                                   $     120,387    $     106,932

Cost of sales                                      97,560           86,267
                                            _____________    _____________

                      GROSS PROFIT                 22,827           20,665

Selling and administrative
  expenses                                         16,850           14,804

Other expense - net                                   919              504
                                            _____________    _____________

  INCOME BEFORE INTEREST AND TAXES                  5,058            5,357

Interest expense                                    2,417            1,975
                                            _____________    _____________

        INCOME BEFORE INCOME TAXES                  2,641            3,382

Income tax provision                                  991            1,083
                                            _____________    _____________
 INCOME FROM CONTINUING OPERATIONS          $       1,650    $       2,299

   INCOME (LOSS) FROM DISCONTINUED
                        OPERATIONS                 (1,444)             713
                                            _____________    _____________

                                            $         206    $       3,012
                        NET INCOME          _____________    _____________
                                            _____________    _____________













See Notes to Consolidated Condensed Financial Statements.
                               THE DIXIE GROUP, INC.                      6
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)

                                                 Three Months Ended
                                          _________________________________

                                           September 26,      September 27,
                                               1998               1997
                                          ______________     ______________
                                            (dollar amounts in thousands,
                                                except per share data)

Basic earnings (loss) per share:
  Income from continuing operations        $       0.15       $       0.21
  Income (loss) from discontinued
    operations                                    (0.13)              0.06
  Net earnings                             $       0.02       $       0.27



Diluted earnings (loss) per share:
  Income from continuing operations        $       0.14       $       0.19
  Income (loss) from discontinued
    operations                                    (0.12)              0.06
  Net earnings                             $       0.02       $       0.25



Dividends per share:

  Common Stock                             $        .05       $        ---
  Class B Common Stock                     $        .05       $        ---
























See Notes to Consolidated Condensed Financial Statements.

                               THE DIXIE GROUP, INC.                      7
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)

                                                  Nine Months Ended
                                            ______________________________

                                            September 26,    September 27,
                                                1998             1997
                                            _____________    _____________
                                            (dollar amounts in thousands,
                                                except per share data)

Net sales                                   $     369,477    $     317,637

Cost of sales                                     295,145          252,025
                                            _____________    _____________

                      GROSS PROFIT                 74,332           65,612

Selling and administrative
  expenses                                         51,951           45,873

Other expense - net                                 2,999            1,739
                                            _____________    _____________

  INCOME BEFORE INTEREST AND TAXES                 19,382           18,000

Interest expense                                    7,745            6,651
                                            _____________    _____________

        INCOME BEFORE INCOME TAXES                 11,637           11,349

Income tax provision                                4,397            4,282
                                            _____________    _____________

 INCOME FROM CONTINUING OPERATIONS                  7,240            7,067

   INCOME (LOSS) FROM DISCONTINUED
                        OPERATIONS                 (1,853)           2,226

   LOSS ON DISPOSAL OF KNIT FABRIC
               AND APPAREL SEGMENT                (14,717)             ---
                                            _____________    _____________

                 NET INCOME (LOSS)          $      (9,330)   $       9,293
                                            _____________    _____________
                                            _____________    _____________









See Notes to Consolidated Condensed Financial Statements.
                               THE DIXIE GROUP, INC.                      8
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)

                                                  Nine Months Ended
                                            ______________________________

                                           September 26,      September 27,
                                               1998               1997
                                          ______________     ______________
                                            (dollar amounts in thousands,
                                                except per share data)

Basic earnings (loss) per share:
  Income from continuing operations        $       0.64       $       0.63
  Income (loss) from discontinued
    operations                                    (0.16)              0.20
  Loss on disposal of knit fabric
    and apparel segment                           (1.31)               ---
  Net earnings (loss)                      $      (0.83)      $       0.83



Diluted earnings (loss) per share:
  Income from continuing operations        $       0.61       $       0.60
  Income (loss) from discontinued
    operations                                    (0.16)              0.20
  Loss on disposal of knit fabric
    and apparel segment                           (1.23)               ---
  Net earnings (loss)                      $      (0.78)      $       0.80



Dividends per share:

  Common Stock                             $        .15       $        ---
  Class B Common Stock                     $        .15       $        ---




















See Notes to Consolidated Condensed Financial Statements.

                         THE DIXIE GROUP, INC.                            9
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                  Nine Months Ended
                                            ______________________________

                                            September 26,    September 27,
                                                1998             1997
                                            _____________    _____________
                                            (dollar amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                         $      (9,330)   $       9,293
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities of continuing
    operations:
      (Income) loss from discontinued
        operations                                  1,853           (2,226)
      Loss on disposal of knit fabric
        and segment apparel                        14,717              ---
      Depreciation and amortization                13,491           11,370
      Provision (benefit) for deferred
        income taxes                                  139             (458)
      (Gain) loss on property, plant
        and equipment                                 246              (34)
                                            _____________    _____________

                                                   21,116           17,945
      Changes in operating assets and
        liabilities, net of effects
        of business combination                     2,306           (8,273)
                                            _____________    _____________


NET CASH PROVIDED BY OPERATING
  ACTIVITIES OF CONTINUING OPERATIONS              23,422            9,672




CASH FLOWS FROM INVESTING ACTIVITIES

  Net proceeds from sale of
    property, plant and equipment                     112              769
  Purchase of property, plant and
    equipment                                     (17,933)          (9,105)
  Net cash paid in business
    combination                                       ---          (19,046)
                                            _____________    _____________

NET CASH USED IN INVESTING ACTIVITIES
  OF CONTINUING OPERATIONS                        (17,821)         (27,382)


See Notes to Consolidated Condensed Financial Statements.

                         THE DIXIE GROUP, INC.                           10
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            - CONTINUED
                            (UNAUDITED)

                                                  Nine Months Ended
                                            ______________________________

                                            September 26,    September 27,
                                                1998             1997
                                            _____________    _____________
                                            (dollar amounts in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES

  Net increase in credit line borrowings            4,176            9,839
  Payments on subordinated debentures              (2,545)             ---
  Payments on term-loan                            (2,125)          (1,875)
  Dividends paid                                   (1,701)             ---
  Other                                                12               17
                                            _____________    _____________
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES OF CONTINUING OPERATIONS              (2,183)           7,981


NET CASH PROVIDED BY (USED IN)
  DISCONTINUED OPERATIONS                          (3,311)           9,837


INCREASE IN CASH AND CASH EQUIVALENTS                 107              108


CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                         1,848            1,988
                                            _____________    _____________

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                    $       1,955    $       2,096
                                            _____________    _____________
                                            _____________    _____________




SUPPLEMENTAL CASH FLOW INFORMATION

      Interest paid                         $       9,897    $       9,602
                                            _____________    _____________
                                            _____________    _____________

      Income taxes paid, net of
        tax refunds received                $       1,962    $       2,159
                                            _____________    _____________
                                            _____________    _____________



See Notes to Consolidated Condensed Financial Statements.

                          THE DIXIE GROUP, INC.                          11
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements which do not include all of the information and footnotes required in annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 26, 1998 are not necessarily indicative of the results that may be expected for the entire year. Consolidated Statements of Income for all periods include the results related to the Company's Textile Businesses under the reporting provisions for discontinued operations. Restatements were made for periods previously presented where applicable.

NOTE B - INVENTORIES

Inventories are summarized as follows:

                                          September 26,    December 27,
                                              1998             1997
                                          _____________    ____________
                                          (dollar amounts in thousands)
      At current cost
       Raw materials                      $      18,418    $     19,080
       Work-in-process                           22,668          20,954
       Finished goods                            45,125          47,819
       Supplies, repair parts
         and other                                2,891           3,183
                                          _____________    ____________

                                                 89,102          91,036
      Excess of current cost
       over LIFO value                           (7,490)         (8,375)
                                          _____________    ____________

                                          $      81,612    $     82,661
                                          _____________    ____________
                                          _____________    ____________

NOTE C - COMPREHENSIVE INCOME

The only component of accumulated other comprehensive income is the minimum pension liability adjustment of $1,839 recorded as of December 27, 1997 and unchanged as of September 26, 1998.









NOTE D - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                 Three Months Ended
                                           September 26,   September 27,
                                               1998            1997
Income from continuing operations            $  1,650         $ 2,299
Income (loss) from discontinued
  operations                                   (1,444)            713
Net income                                   $    206         $ 3,012
(No adjustments needed for diluted
  calculation)

Denominator for calculation of
  basic earnings per share -
  weighted average shares (1)                  11,268          11,253

Effect of dilutive securities:
  Stock options                                   263             513
  Stock subscriptions                             175             255

Denominator for calculation of
  diluted earnings per share -
  weighted average shares
  adjusted for potential
  dilution (2)                                 11,706          12,021



Basic earnings (loss) per share:
  Income from continuing operations          $   0.15         $  0.21
  Income (loss) from discontinued
    operations                                  (0.13)           0.06
  Net earnings                               $   0.02         $  0.27



Diluted earnings (loss) per share:
  Income from continuing operations          $   0.14         $  0.19
  Income (loss) from discontinued
    operations                                  (0.12)           0.06
  Net earnings                               $   0.02         $  0.25


(1) Includes Common and Class B Common shares in thousands.
(2) Because their effects are anti-dilutive, excludes shares issuable pursuant to certain grants under stock option, stock subscription, and restricted stock plans whose grant price was greater than the average market price of common shares outstanding during the periods presented and the assumed conversion of subordinated debentures into shares of Common Stock as follows: 1,998 shares in 1998 and 1,697 shares in 1997.



                                              Nine Months Ended
                                           September 26,   September 27,
                                               1998            1997
Income from continuing operations            $  7,240         $ 7,067
Income (loss) from discontinued
  operations                                   (1,853)          2,226
Loss on disposal of knit fabric
  and apparel segment                         (14,717)            ---
Net income (loss)                            $ (9,330)        $ 9,293
(No adjustments needed for diluted
  calculation)

Denominator for calculation of
  basic earnings per share -
  weighted average shares (1)                  11,264          11,219

Effect of dilutive securities:
  Stock options                                   438             276
  Stock subscriptions                             227             189

Denominator for calculation of
  diluted earnings per share -
  weighted average shares
  adjusted for potential
  dilution (2)                                 11,929          11,684



Basic earnings (loss) per share:
  Income from continuing operations          $   0.64         $  0.63
  Income (loss) from discontinued
    operations                                  (0.16)           0.20
  Loss on disposal of knit fabric
    and apparel segment                         (1.31)            ---
  Net earnings (loss)                        $  (0.83)        $  0.83



Diluted earnings (loss) per share:
  Income from continuing operations          $   0.61         $  0.60
  Income (loss) from discontinued
    operations                                  (0.16)           0.20
  Loss on disposal of knit fabric
    and apparel segment                         (1.23)            ---
  Net earnings (loss)                        $  (0.78)        $  0.80




(1) Includes Common and Class B Common shares in thousands.
(2) Because their effects are anti-dilutive, excludes shares issuable pursuant to certain grants under stock option, stock subscription, and restricted stock plans whose grant price was greater than the average market price of common shares outstanding during the periods presented and the assumed conversion of subordinated debentures into shares of Common Stock as follows: 1,801 shares in 1998 and 1,900 shares in 1997.
                                                                         14

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

Restrictions set forth in the Company's subordinated note agreement have limited the Company's ability to pay dividends due to losses associated with the disposal of the Company's knit fabric and apparel businesses. Absent a waiver from the lender or an amendment, future dividends can only be paid to the extent of 50% of the excess of cumulative income for periods subsequent to September 26, 1998 above $10,732.

As of September 26, 1998, the most restrictive covenants under the revolving credit and term-loan agreement limit available borrowing capacity to $33,898.

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




                                           Three months      Nine months
                                               ended            ended
                                           Sept 27, 1997    Sept 27, 1997
Net sales                                     $116,758         $349,993
Income from continuing operations                2,399            7,845
Net income                                       3,112           10,071

Basic earnings per share:
  Income from continuing operations                .22              .70
  Net income                                       .28              .90

Diluted earnings per share:
  Income from continuing operations                .20              .66
  Net income                                       .26              .86

NOTE G - DISCONTINUED OPERATIONS

In June 1998, the Company announced the decision to discontinue its knit fabric and apparel businesses. Operations of the apparel business have ceased and the Company is actively seeking a buyer for its knit fabric business and anticipates a disposition by year-end, 1998.

During September, 1998, the Company announced the decision to discontinue and hold for sale its remaining Textile operations, the Specialty Yarns Business, and has retained First Union Capital Markets to assist in marketing the discontinued businesses.

The table set forth below summarizes (in thousands of dollars) the results of operations of the discontinued Textile Businesses and the estimated loss on disposal (including estimated operating losses during the disposition period) pertaining to the knit fabric and apparel businesses. The Company has recorded no asset valuation impairment related to the Specialty Yarns assets nor can the likelihood or amount of any impairment be reasonably estimated until such time that valuation indicators are present through the asset marketing process. Additionally, revenues for these operations are shown below and have been excluded from Net Sales in the Statements of Income for all periods presented.

                                  Three Months Ended   Nine Months Ended
                                  Sept 26,  Sept 27,   Sept 26,  Sept 27,
                                    1998      1997       1998      1997

Net Sales                         $42,930   $53,008    $142,091  $173,827

Pre-tax operating income (loss)   $(2,155)  $ 1,211    $ (2,697) $  3,783
Tax provision (benefit)              (711)      498        (844)    1,557
    Net operating income (loss)   $(1,444)  $   713    $ (1,853) $  2,226

Pre-tax loss on disposal
  including $700 of operating
  losses through disposition
  period                          $   ---   $   ---    $(21,745) $    ---
Tax (benefit)                         ---       ---      (7,028)      ---
    Net loss on disposal          $   ---   $   ---    $(14,717) $    ---


Assets and liabilities related to the knit fabric and apparel operations are presented in the Consolidated Condensed Balance Sheets at their estimated net realizable values and reflect all adjustments believed to be necessary. As noted above, no adjustments have been recorded to the carrying value of the assets of the Specialty Yarns Business. Property, plant and equipment and intangible assets of the discontinued operations are reported in Non-current Assets of Discontinued Segments Held for Sale.




PART I - ITEM 2                                                          17

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is presented to update the discussion of results of operations and financial condition included in the Company's 1997 Annual Report.

RESULTS OF OPERATIONS

In the second quarter of 1998, the Company announced the decision to discontinue its knit fabric and apparel operations and the intent to spin-off the remaining Textile Business (Specialty Yarn Business) into a separate public company. Due to conditions in the stock market and in the textile industry, the spin-off process was ceased in September, 1998 and the decision was made to hold the Specialty Yarns Business for sale. With these actions, the Company's entire textile operations are being held for sale. An outside firm has been retained to assist the Company in marketing the assets of the Specialty Yarn Business.

The Company's financial results reflect the operations of the textile businesses as discontinued operations for all periods presented. The Company has recorded no asset valuation impairment related to the Specialty Yarns assets nor can the likelihood or amount of any impairment be reasonably estimated until such time that valuation indicators are present through the asset marketing process. The Company is committed to completing the disposition of the textile assets expeditiously.

Net income of $.2 million was reported for the three months ended September 26, 1998 and included a loss of $1.5 million related to the operations of the discontinued textile businesses. A net loss of $9.3 million was reported for the first nine months of 1998 and included a loss of $1.8 million for the discontinued operations and $14.7 million for estimated disposal losses for the Company's knit fabric and apparel segment.

The Company's continuing operations, the Floorcovering Business, reported sales of $120.4 million and income of $1.7 million for the three month period ended September 26, 1998 compared with sales of $106.9 million and income of $2.3 million for the third quarter of 1997. The Floorcovering Business reported sales of $369.5 million and income of $7.2 million for the nine months ended September 26, 1998 compared with sales of $317.6 million and income of $7.1 million for the first nine months of 1997.

Sales increased 13% for the third quarter of 1998 and 16% for the first nine months of 1998 compared with the 1997 reporting periods. The increases in both reporting periods were attributable to higher sales volumes associated with the October, 1997 acquisition of the needlebond and artificial turf assets of General Felt Industries and strong growth in higher-end commercial markets. Third quarter 1998 earnings of $1.7 million were down compared with the third quarter of 1997. Earnings were negatively impacted during the third quarter by inefficiencies and disruptions related to Masland's capacity expansion to support growth, the delayed start-up of the Company's synthetic materials recycling center, and the short-term effect of the General Motors strike on Candlewick's tufted yarn business.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1998, net cash provided from operating activities of continuing operations was $23.4 million. Operating cash flow was supplemented by $2.0 million of funds from increased net borrowings under the Company's revolving credit and term-loan facility. These funds were used primarily for purchases of property, plant and equipment of $17.9 million, dividend payments of $1.7 million, sinking fund payments of $2.5 million for the Company's subordinated debentures, and $3.3 million to fund operations associated with the discontinued Textile Businesses.

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

Restrictions set forth in the Company's subordinated note agreement have limited the Company's ability to pay dividends due to losses associated with the disposal of the Company's knit fabric and apparel businesses. Absent a waiver from the lender or an amendment, future dividends can only be paid to the extent of 50% of the excess of cumulative income for periods subsequent to September 26, 1998 above $10.7 million.

As of September 26, 1998, the most restrictive covenants under the revolving credit and term-loan agreement limit available borrowing capacity to $33.9 million. The Company considers its unused debt availability and operating cash flows to be adequate to fund its anticipated liquidity needs including anticipated increases in capital expenditures to support sales growth and market needs.








                                                                         19
ACCOUNTING PRONOUNCEMENTS

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


YEAR 2000 SYSTEMS ISSUES

The Company has electronic business systems in place at each primary business group. Systems platforms and architecture differ between the business groups. The Company has actively planned its various systems for year 2000 compliance for several years in its design, purchase, and installation processes. The impact of non-compliant systems from major vendors, customers, or its own internal applications could be material to the operations of the Company.

Year 2000 compliance plans are formalized and include specific testing of all systems and conversion to a compliant state for those applications that are not planned for replacement prior to year 2000 impact dates. The Company anticipates completion of the applications conversions by March 1999. Significant vendors and customers are included in the determination and assessment of the Company's year 2000 readiness. Written contact has occurred with the vendors and customers with response monitoring and follow-up where inadequate assurances exist.

The costs for year 2000 compliance assessment and remediation is estimated to be less than $0.2 million in fiscal 1998 and less than $0.2 million in fiscal 1999. The Company has not deferred any information technology projects as a result of personnel or financial resource allocations toward year 2000 compliance issues.

The Company has not developed a formal contingency plan due to its current planned state of readiness and timetable. Progress will continue to be monitored by management and plans subjected to alteration if deemed appropriate.


SUBSEQUENT EVENT

The Company announced on October 28, 1998 that it completed the acquisition of the assets of Ideal Fibers, a Calhoun, Georgia, corporation that is starting up a manufacturing facility to produce extruded carpet yarns. The business will be operated as part of Candlewick Yarns, and is expected to begin production in January, 1999 with capacity to produce about 25 million pounds of continuous filament annually. The Company's investment in fiber extrusion is a strategic move to support anticipated continued growth in the carpet industry.

PART II. OTHER INFORMATION                                               20

Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

       (i)  Exhibits Incorporated by Reference

            None.

       (ii) Exhibits Filed with this Report

            (4a) Waiver letter dated August 17, 1998 from New York Life
                 Insurance and Annuity Corporation.

            (4b) Waiver letter dated August 17, 1998 from New York Life
                 Insurance Company.



    (b) Reports on Form 8-K

        No reports on Form 8-K have been filed by the registrant during the three month period ended September 26, 1998.





                                                                         21


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



       November 9, 1998
     ____________________

           (Date)



                                     /s/GLENN A. BERRY
                                     __________________________

                                     Glenn A. Berry
                                     Executive Vice President and
                                     Chief Financial Officer




                                     /s/D. EUGENE LASATER
                                     __________________________

                                     D. Eugene Lasater
                                     Controller


                         QUARTERLY REPORT ON FORM 10-Q                   22

                                 ITEM 6(a)

                                 EXHIBITS

                       QUARTER ENDED SEPTEMBER 26, 1998

                             THE DIXIE GROUP, INC.

                            CHATTANOOGA, TENNESSEE

                                 Exhibit Index

EXHIBIT
  NO.  EXHIBIT DESCRIPTION           INCORPORATION BY REFERENCE

 (4a)  Waiver letter dated           Filed herewith.
       August 17, 1998 from
       New York Life Insurance
       and Annuity Corporation.

 (4b)  Waiver letter dated           Filed herewith.
       August 17, 1998 from
       New York Life Insurance
       Company.