Form 10-K405
period 1998-12-26
DIXIE GROUP INC
filed 1999-03-26
CIK 29332

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 26, 1998.

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

                                  FORM 10-K
                                 (Continued)

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 5, 1999: Common Stock - $69,699,050; Class B Common Stock - No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to section 15(d) of the Act.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

         Class                             Outstanding as of March 5, 1999

Common Stock, $3.00 Par Value                    10,630,779 shares

Class B Common Stock, $3.00 Par Value               735,228 shares

Class C Common Stock, $3.00 Par Value                     0 shares


                      Documents Incorporated By Reference

Specified portions of the following document are incorporated by reference:

Proxy Statement of the registrant for annual meeting of shareholders to be held April 29, 1999 (Part III).








PART I

ITEM 1.  BUSINESS

GENERAL

Prior to 1993, the Company's business consisted of manufacturing yarn, thread, and fabrics sold to industrial manufacturers. All products required further processing by the Company's customers before reaching the final consumers. The principal markets served were home furnishings, textile related industrial markets, transportation, and apparel. A component of the Company's yarn business was Candlewick Yarns, a supplier of yarn to carpet and rug manufacturers serving various markets in the floorcovering industry. The Company's total sales in 1992 were $470 million.

In 1993, the Company embarked on a strategic plan to divest itself of those textile assets considered to have limited shareholder return potential while investing, through acquisitions, in the floorcovering industry. The Company sought carpet companies with existing positions in growth market that were considered complementary to the Company's strengths in yarn product offerings and product development in its Candlewick yarn business.

From 1993 through 1998, the Company sold or closed the majority of its textile related operations. During 1998, the Company made the decision to exit and hold for sale its remaining textile operations. In February 1999, the Company signed letters of intent with two separate Companies for the sale of those operations. Definitive sales agreements are being negotiated with the prospective buyers and completion of the sales are expected to be completed in the second quarter of 1999.

During the same period of textile related asset divestitures, the Company acquired Carriage Carpets, Bretlin Carpets and Masland Carpets in 1993, Patrick Carpet Mills in 1994, Danube Carpet Mills and certain carpet assets of General Felt Industries in 1997, and Ideal Fibers in late 1998. In January 1999, the Company acquired the assets and business of Multitex Corporation of America, Inc., a manufacturer who sells carpet under the name Globaltex.

Sales in 1998 were $496.4 million for the Company's floorcovering businesses. Results for the textile related businesses have been reclassified to discontinued operations in the Company's financial statements for the periods presented. Entering 1999, the strategic repositioning as a floorcovering company is expected to provide greater return potential to the Company's shareholders.



THE INDUSTRY INFORMATION - The carpet and rug industry has two primary markets, residential and commercial, with the residential market making up the largest portion of the industry's sales. A substantial portion of industry shipments is made in response to replacement demand. Residential products consist of broadloom carpets, rugs, and bathmats in a broad range of styles, colors, and textures. Commercial products consist primarily of broadloom carpets for a variety of institutional applications such as office buildings, restaurant chains, schools, hotels, and other commercial establishments. The carpet industry also manufactures carpet for the automotive, recreational vehicle, and small boat industries.


Based on various data complied from published information by the U.S. Department of Commerce and industry trade association assessments, the Company believes the domestic carpet and rug industry to be composed of approximately 100 manufacturers of which the top 3 account for approximately 75 of the industry's production. The carpet industry has undergone substantial consolidation at the manufacturing level in recent years. The Company believes the consolidations provide opportunities for profitable growth in selected markets where styling, product differentiation, and focused service add value to customers and differentiate the Company from its competitors.


THE COMPANY'S BUSINESSES - The Company's businesses are segmented between Carpet Manufacturing and Floorcovering Base Materials (See Note N in the Company's 1998 Consolidated Financial Statements for quantitative segment information). The products of each segment serve carpet and rug markets in the floorcovering industry.

The Company's Carpet Manufacturing segment is viewed as a manufacturing, selling, marketing, and distribution resource pool with a wide range of capabilities to serve selected markets with a variety of products. The products are sold in roll or piece goods in a wide breadth of textures, colors and designs. Products in the Carpet Manufacturing segment, although marketed for diverse applications under different marketing names, are manufactured by similar techniques. Businesses in the Company's Carpet Manufacturing segment are described below.

Masland Carpets is a manufacturer of specialty carpets and rugs for the high-end residential and commercial marketplaces. Masland's products are marketed to the architectural and interior design community and select specialty floorcovering showrooms. Masland competes in each of these markets through quality, service, and innovation in styling and product design. Masland's business includes a product line designed to cater to value oriented commercial customers where style, design, and quality are required. Masland's product lines are marketed by its own sales force.

Carriage Carpets is a carpet manufacturer supplying tufted broadloom carpet for customers of the factory built housing, recreational vehicle, van conversion, and exposition trade show industries. Carriage creates specialty products geared to customer specifications that maximizes processing efficiency and minimizes waste with just-in-time delivery through the Company's trucking fleet. The acquisition of Danube Carpet Mills increased Carriage's sales in the manufactured housing and recreational vehicle industries and provided the opportunity to be more competitive by expanding its core business. Carriage's operations, which include tufting, dyeing, finishing and distribution, provides carpet production and related services to its sister companies to serve their markets. Carriage's product lines are marketed by a staff of salaried sales personnel.

Bretlin is a manufacturer of indoor/outdoor needlebond carpet and runners, floormats, decorative accent rugs, commercial/industrial polypropylene needlebond carpet, and synthetic fiber cushion. Its products are marketed to home centers, mass merchants, floorcovering groups or co-ops, distributors, and independent floorcovering retailers. The needlebond and artificial turf assets and business acquired from General Felt Industries in October 1997 are complementary to Bretlin's existing manufacturing capabilities and product lines. The acquisition of Globaltex product line in January 1999 expanded the Company's position in certain residential markets and is expected to particularly strengthen and expand Bretlin's position in the home center markets. High service standards in terms of speed and accuracy in filling orders for its customers are key competitive factors for Bretlin. Products of Bretlin are marketed primarily through its own sales force, and to a lesser extent, commission sales representatives.

The Company's Floorcovering Base Materials segment includes Candlewick Yarns and the filament yarn extrusion assets of Ideal Fibers which were acquired in a start-up phase in the fourth quarter of 1998. Ideal will operate as a component of Candlewick. The Base Materials group produces yarns for the carpet industry and are sold for applications in residential and commercial carpet, bath and decorative accent rugs, and automotive floorcovering. A substantial majority of the production volume in this segment is utilized in the Company's Carpet Manufacturing group. As a vertically integrated supplier, the Company's Base Materials group focuses on the development and production of low costs yarn through extrusion, spinning, and finishing. Their mission is to satisfy the internal needs of the Carpet Manufacturing group at a competitive cost and to supply external customers with innovative products, the production of which has the effect of lowering the Company's total unit costs of production.

The Company's sales order backlog position in its floorcovering businesses, excluding Carriage and Bretlin, was approximately $38,100,000 at December 26, 1998 and $27,300,000 at December 27, 1997. Approximately 90% of orders received by Carriage and Bretlin are shipped within the same week. All of the order backlog can reasonably be expected to be filled within the 1999 fiscal year.

The Company's floorcovering businesses own a variety of trademarks under which their products are marketed. While such trademarks are important to the Company's businesses, there is no one trademark, other than the name "Masland", which is of material importance to the floorcovering business.


CUSTOMER AND PRODUCT CONCENTRATION

There was no single class of products exceeding 10 percent of the Company's consolidated sales volume for 1998, 1997, or 1996. Sales to Fleetwood Enterprises, Inc. were 11% of the Company's consolidated sales in 1996.


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



RAW MATERIALS

The Company obtains natural and synthetic raw materials from a number of domestic suppliers. Man-made fibers are purchased from major chemical suppliers. Although the Company's procurement of raw materials is subject to variations in price and availability due to market conditions and the price of petroleum used to produce man-made fibers, the Company believes that its sources of raw materials are adequate and that it is not materially dependent on any single supplier.


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


EMPLOYMENT LEVEL

The Company had approximately 3,100 associates in its continuing operations as of the end of fiscal 1998.



ITEM 2.  PROPERTIES

The following table lists the Company's facilities according to location, type of operation and approximate total floor space as of March 5, 1999.

                                                                Approximate
Location                       Type of Operation                Square Feet
                               FLOORCOVERING
Administrative:
  Dalton, GA                   Administrative                       13,000
  Calhoun, GA                  Administrative                       22,000
  Mobile, AL                   Administrative                       20,000
                                 Total Administrative               55,000
Warehousing:
  Ringgold, GA                 Warehousing                         119,000

Manufacturing:
  Lemoore, CA                  Tufted Yarn Spinning                322,000
  Ringgold, GA                 Tufted Yarn Spinning                290,000
  (1) Roanoke, AL              Tufted Yarn Spinning                190,000
   Ulmer, SC                   Tufted Yarn Spinning                138,000
  (2) Calhoun, GA              Carpet Manufacturing,
                                 Distribution                    1,284,000
                               Needlebond Manufacturing,
                                 Distribution                      347,000
  (3) Dalton, GA               Carpet Manufacturing,
                                 Distribution                      511,000
  Atmore, AL                   Carpet Manufacturing,
                                 Distribution                      342,000
  Mobile, AL                   Rug Manufacturing, Distribution     400,000
  (4) LaFayette, GA            Carpet Padding Manufacturing         73,000
                                 Total Manufacturing             3,897,000

                               TEXTILE
Manufacturing:
  (5) Chattanooga, TN          Yarn Spinning                       440,000
  (5) Mebane, NC               Yarn Spinning                        99,000
  (5) Ranlo, NC                Yarn Spinning                       319,000
  (5)Chattanooga, TN           Package Yarn Dyeing, Bleaching
                                 and Mercerizing                   276,000
                                 Total Manufacturing             1,134,000

                               CORPORATE
Administrative:
  Chattanooga, TN              Administrative                       41,000

                                 Total                           5,246,000





ITEM 2.  PROPERTIES - CONTINUED

(1) This property is currently leased. Under the provisions of the Roanoke, AL lease, the Company is acquiring title to the property over the term of the lease, which is expected to terminate in 2004.

(2) The Company is currently leasing 126,000 square feet for Tufted Yarn
Twisting.

(3) The Company is currently leasing 165,000 square feet for carpet manufacturing and 10,000 square feet for administrative uses.

(4) The Company is in the process of converting this operation to a carpet padding manufacturing operation. No production is being performed in this location as of March 5, 1999.

(5) Currently operating; "held for sale".

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of 1998 to a vote of the shareholders.




Pursuant to instruction G of Form 10-K the following is included as an unnumbered item to Part I.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and offices held by the executive officers of the registrant as of March 5, 1999, are listed below along with their business experience during the past five years.

         Name, Age                     Business Experience During
        and Position                         Past Five Years


Daniel K. Frierson, 57                 Director since 1973, Chairman of
Chairman of the Board                  the Board since 1987 and Chief
and Chief Executive Officer,           Executive Officer since 1980.
Director, Member of Executive          Director of SunTrust Bank,
Committee                              Chattanooga, N.A.  Brother of
                                       Paul K. Frierson.



William N. Fry, IV, 40                 President and Chief Operating
President and Chief Operating          Officer since February 1999.
Officer                                Executive Vice President and
                                       Chief Operating Officer,
                                       Floorcovering Business from
                                       January 1997 to February 1999.
                                       Executive Vice President
                                       and Chief Operating Officer,
                                       Candlewick, Carriage and
                                       Bretlin from January 1996
                                       to January 1997.  President,
                                       Bretlin from January 1995 to
                                       January 1996.  Executive Vice
                                       President, Bretlin from November
                                       1993 to January 1995.  Business
                                       Analyst, Carriage from July
                                       1993 to November 1993.  General
                                       Manager, Dyed Yarns from May 1992 to
                                       July 1993.  Assistant Plant Manager,
                                       Chattanooga Finishing from July 1991
                                       to May 1992.


Glenn A. Berry, 51                     Executive Vice President and Chief
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
                                       Products Group, MagneTek, Inc.,
                                       from March 1995 to December 1996.
                                       Vice President, Allied Signal
                                       Laminate Systems, 1986 to 1994.






EXECUTIVE OFFICERS OF THE REGISTRANT - CONTINUED

         Name, Age                     Business Experience During
        and Position                         Past Five Years

George B. Smith, 58                    Executive Vice President and
Executive Vice President               Chief Operating Officer, Textile
and Chief Operating Officer,           Business since September 1996.
Textile Business                       Executive Vice President and
                                       President, Natural/Dyed Yarns
                                       and Knits since March 1994.
                                       President, Natural and Dyed Yarn
                                       Group from August 1993 to March
                                       1994.  President Natural Yarn Group
                                       from October 1992 to August 1993.
                                       Self-employed (Consulting and
                                       Commission Sales) from June 1990 to
                                       November 1992.


Philip H. Barlow, 49                   Vice President and President of
Vice President and President,          Carriage Industries, Inc. since
Carriage Industries, Inc.              1993.  Vice President of Sales and
                                       Marketing, Carriage, 1988 to 1993.
                                       Director of Sales and Marketing,
                                       Carriage, 1986 to 1988.


Kenneth L. Dempsey, 40                 Vice President and President,
Vice President and President,          Masland Carpets, Inc. since
Masland Carpets, Inc.                  January 1997.  Vice President of
                                       Marketing, Masland, 1991 to 1996.
                                       Director of Marketing, The Harbinger
                                       Company, Inc., subsidiary of Horizon
                                       Industries, Inc., 1982 to 1991.


Paul K. Frierson, 61                   Director since 1988.  Vice President
Vice President and President,          and President, Candlewick Yarns
Candlewick Yarns, Director             since 1989.  Director of
                                       NationsBank/Chattanooga.  Brother of
                                       Daniel K. Frierson.


Jeffrey L. Gregg, 35                   Vice President and President of
Vice President and President,          Bretlin, Inc. since January 1998.
Bretlin, Inc.                          Vice President of Operations,
                                       Carriage Industries, Inc. from May
                                       1996 to January 1998.  Chief
                                       Operating Officer and Chief
                                       Financial Officer, The Geiger Group,
                                       Inc. from July 1991 to April 1996.


W. Derek Davis, 48                     Vice President of Human Resources
Vice President, Human                  since January 1991.  Corporate
Resources                              Employee Relations Director,
                                       1990 to 1991.
EXECUTIVE OFFICERS OF THE REGISTRANT - CONTINUED

         Name, Age                     Business Experience During
        and Position                         Past Five Years

Gary A. Harmon, 53                     Treasurer since 1993.
Treasurer                              Director of Tax and Financial
                                       Planning, 1985 to 1993.


D. Eugene Lasater, 48                  Controller since 1988.
Controller


Starr T. Klein, 56                     Secretary since November 1992.
Secretary                              Assistant Secretary, 1987 to 1992.




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

As of March 5, 1999, the total number of record holders of the Company's Common Stock was approximately 3,900 and the total number of holders of the Company's Class B Common Stock was 16. Management of the Company estimates that there are approximately 3,000 shareholders who hold the Company's Common Stock in nominee names. Dividends and Price Range of Common Stock for the four quarterly periods in the years ended December 26, 1998 and December 27, 1997 are as follows:








                               THE DIXIE GROUP, INC.
                        QUARTERLY FINANCIAL DATA, DIVIDENDS
                          AND PRICE RANGE OF COMMON STOCK
                                    (Unaudited)
                   (dollars in thousands, except per share data)


                                                              1998
Quarter                                    1st          2nd          3rd          4th
Net sales                               $118,601     $130,489     $120,387     $126,935
Gross profit                              23,960       27,544       22,827       25,077
Income from continuing operations          2,247        3,343        1,650        1,868
Net income (loss)                          2,472      (12,008)         206      (11,672)


Basic earnings (loss) per share:
  Income from continuing operations          .20          .30          .15          .17
  Net income (loss)                          .22        (1.07)         .02        (1.03)


Diluted earnings (loss) per share:
  Income from continuing operations          .19          .28          .14          .16
  Net income (loss)                          .21        (1.00)         .02        (1.02)


Dividends:
  Common Stock                               .05          .05          .05          ---
  Class B Common Stock                       .05          .05          .05          ---

Common Stock prices:
  High                                  $  13.00     $  14.00     $  10.00      $  8.13
  Low                                       9.75         9.75         6.75         4.38





                                                              1997
Quarter                                    1st          2nd          3rd          4th
Net sales                               $101,860     $108,845     $106,932     $114,449
Gross profit                              21,115       23,832       20,665       21,058
Income from continuing operations          2,051        2,717        2,299        1,745
Net income                                 2,981        3,300        3,012        2,326


Basic earnings per share:
  Income from continuing operations          .18          .24          .21          .16
  Net income                                 .27          .29          .27          .21


Diluted earnings per share:
  Income from continuing operations          .18          .24          .19          .14
  Net income                                 .26          .29          .25          .19


Dividends:
  Common Stock                               ---          ---          ---          ---
  Class B Common Stock                       ---          ---          ---          ---

Common Stock prices:
  High                                  $   8.13     $   9.88     $  15.88     $  14.75
  Low                                       6.38         6.00         9.63         9.13


The total of quarterly earnings per share may not equal the annual earnings per share due primarily to Common Stock purchased and issued during the respective periods.
Discontinued operations consist of the knit fabric and apparel business as well as the specialty yarns business.  In the second quarter of 1998, results included charges of
$21,745 ($14,717 or $1.22 per diluted share after taxes), for the expected loss on the disposition of the knit fabric and apparel business. In the fourth quarter of 1998, results included charges of $17,580 ($13,540 or $1.18 per diluted share after taxes) for the expected loss on the disposition of the specialty yarns business.

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

                                                                             Year Ended
                                            December 26,    December 27,    December 28,    December 30,     December 31,
                                                1998            1997 (1)        1996            1995             1994

Net sales                                     $496,412        $432,086        $363,113        $357,145         $350,377

Income from continuing
  operations(2)                                  9,108           8,812           5,701           4,365           24,397

Total assets                                   374,646         386,614         328,135         396,997          488,320

Long-term debt:
  Senior indebtedness                           64,466          68,528          34,036          97,383           87,025
  Subordinated notes                            50,000          50,000          50,000          50,000           50,000
  Convertible subordinated debentures           39,737          42,282          44,782          44,782           44,782

Common Stock, subject to put option                ---             ---             ---             ---           18,178

Per Share:
  Income from continuing
    operations:  (2)
    Basic                                          .81             .78             .51             .37             1.99
    Diluted                                        .77             .75             .51             .37             1.99

  Cash dividends declared:
    Common Stock                                   .15             ---             ---             ---              .20
    Class B Common Stock                           .15             ---             ---             ---              .20

(1)  Includes the results of operations of Danube and GFI Dalton subsequent to their acquisitions on December 31, 1996 and
     October 2, 1997, respectively.

(2)  Income from continuing operations includes asset valuation losses of $739, or $.07 per share, for the year ended
     December 28, 1996, asset valuation losses of $2,612, or $.22 per share, and casualty insurance gains of $2,672, or $.23 per share, for the year ended December 30, 1995, casualty insurance gains of $2,641, or $.22 per share, and a nontaxable life insurance gain of $12,835, or $1.05 per share, for the year ended December 31, 1994.  See Note B and Note J to the
     Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

During 1998, the Company successfully completed the sale of its Tarboro textile yarn spinning facility, the closure and wind-down of its C-Knit apparel operation, and the sale of its Caro-Knit textile fabric operation. In February 1999, the Company signed letters of intent with two separate companies for the sale of the remainder of its textile operations. Definitive sale agreements are being negotiated with the prospective buyers and completion of the sales are expected to be finalized in the second quarter of 1999.

As a result of these actions, the Company's results reflected losses of $30.1 million in 1998 associated with asset devaluations, costs of disposal, expected operating losses through the estimated holding period, as well as operating losses up to the measurement dates for the discontinued businesses. The losses were classified as discontinued operations and accordingly were segregated from results of the Company's ongoing Floorcovering businesses, including restatement for periods previously presented.

Subsequent to the end of fiscal 1998, in early January 1999, the Company acquired the assets of Multitex Corporation of America, Inc., a Dalton, Georgia carpet and carpet yarn producer. Multitex sells carpet under the Globaltex name through home centers and other retail channels. During 1998, the Company expanded its manufacturing capacity at Masland Carpets' Atmore, Alabama facility and, in late 1998, acquired the filament yarn extrusion assets of Ideal Fibers. Ideal Fibers, which was in a start-up phase, will provide the Company with an internally produced source of filament yarn.

Ideal will operate in the Company's Base Materials group as part of Candlewick Yarns. Following this acquisition, the Company funded additional equipment acquisitions and plans further productive capacity expansion in the extrusion operation. The Company expects Ideal's filament yarn extrusion capacity to provide the Company's Carpet manufacturing group with a source of raw material at a competitive cost, as well as product development capabilities to meet market demands for product differentiation.

Results for the Company's continuing operations, its floorcovering businesses, reflected sales of $496.4 million in 1998 compared with sales of $432.1 million in 1997 and $363.1 million in 1996. The year-over-year growth in 1998 and 1997 versus the previous periods resulted from the acquisitions of Danube Carpet Mills in early fiscal 1997, the needlebond assets of General Felt Industries in late 1997, and strong growth in selected commercial and residential markets served by the Company. Income from continuing operations was $9.1 million in 1998, or $.77 per diluted share, $8.8 million in 1997, or $.75 per diluted share, and $5.7 million in 1996, or $.51 per diluted share.

Effective for fiscal 1998, the Company adopted Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and
Related Information". Statement 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Prior to 1998 and the adoption of Statement 131, the Company reported its business segments according to the industries served. The Company identified its reportable segments under the new guidelines as Carpet Manufacturing and Floorcovering Base Materials (see note N). The adoption of Statement 131 did not affect results of operations or financial position. Discussions below pertaining to the year-to-year operating results exclude the Company's discontinued textile and apparel operations.

1998 Compared to 1997- The Company's sales increased to $496.4 million or 15% over 1997 sales of $432.1 million. The sales growth was attributable to volume increases in its Carpet Manufacturing segment. The growth resulted from the acquisition of the needlebond business of General Felt Industries in late fiscal 1997 and strong growth in higher-end residential and commercial products. The Company's 1998 earnings before interest and taxes (EBIT) increased 9% over 1997. The increase in EBIT was a result of the higher sales volume. Costs associated with facilities expansion and selling expenses in support of current and anticipated future growth impacted the 1998 earnings.

The Company's interest expense reflected an increase of $1.3 million in 1998 compared with 1997. The increase resulted from increased borrowing levels to support the Company's growth. Interest expense as a percentage of sales was 2.0% in 1998 and 1997.

In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal Use". Adoption of the SOP is required at the beginning of fiscal 1999. Provisions of the Statement require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. Early adoption of the SOP is permitted, and accordingly, the Company adopted the statement effective with the first quarter of 1998. The Company historically expensed internal software development costs as incurred but after adoption of the Statement capitalizes and amortizes such costs over the expected useful life of the associated software. The Company's results were not materially affected as a result of the adoption.

1997 Compared to 1996 - Net sales for 1997 increased $69.0 million, or 19%, compared with 1996. Sales in each of the Company's operating segments increased in 1997 over 1996. A substantial portion of the sales growth was a result of the acquisition of Danube Carpet Mills in early fiscal 1997. Danube products are sold primarily into the factory-built housing markets in the Company's Carpet Manufacturing segment. Earnings before interest and taxes reflected an increase of 32% in 1997 compared with 1996. The increase resulted primarily from incremental sales volume increases associated with the Danube acquisition and growth in higher-end residential and commercial products.

The Company's interest expense increased by $1.3 million in 1997 compared with 1996. Interest expense was 2% of sales in both periods.

The Company's effective income tax rate was 37.2% for 1997 and 41.5% for 1996. The higher effective rate in 1996 was due primarily to the effect of non-deductible goodwill related to the lower level of pre-tax earnings.






LIQUIDITY AND CAPITAL RESOURCES

During the three year period ended December 26, 1998, cash flows generated from operating activities were $138.4 million. These funds were supplemented by $41.7 million from the sale of assets and were used to finance the Company's operations, fund capital expenditures, invest in business acquisitions, pay dividends, and reduce debt.

Investments in property, plant and equipment of $64.6 million and cash of $61.7 million for business acquisitions were directed toward the carpet and carpet yarn operations during the three year period ended December 26, 1998. The expenditures were made to support sales growth, manufacturing capacities expansions, and equipment modernization.

In October, 1993, the Company entered into a seven year agreement under which it sold a $45.0 million undivided interest in a revolving pool of its trade accounts receivable. The sale is reflected as a reduction of accounts receivable in the Company's balance sheets. No further interest has been sold under this agreement subsequent to the original sale. The cost of this program was fixed at 6.08% per annum of the undivided interest sold plus administrative fees typical in such transactions. In addition, the Company is generally at risk for credit losses associated with sold receivables and provides for such in the Company's financial statements.

At December 26, 1998, the Company's debt consisted of $42.2 million of convertible subordinated debentures, $50.0 million of subordinated notes and $71.6 million of senior indebtedness, principally under the Company's revolving credit and term-loan agreement. Beginning in 1998, the convertible subordinated debentures require annual mandatory sinking fund payments of $2.5 million. Principal payments under the Company's subordinated notes are due in semi-annual installments of $2.4 million beginning in the year 2000. In March, 1998 the Company entered into a new unsecured revolving credit and term-loan agreement. The agreement provides for revolving credit of up to $100.0 million through a five year commitment period and a $60.0 million, seven year term-loan.

Interest rates available under the revolving credit and term-loan facility may be selected by the Company from a number of options which effectively allow for borrowing at rates equal to or lower than the greater of the lender's prime rate or federal funds rate plus .5%.

The Company's long-term debt and credit agreements contain financial covenants relating to minimum net worth, the ratio of debt to capitalization, payment of dividends and certain other financial ratios. Restrictions set forth in the Company's subordinated note agreement have limited the Company's ability to pay dividends due to losses associated with the disposal of the Company's textile and apparel operations. Absent a waiver from the lender or an amendment, future dividends can only be paid to the extent of 50% of the excess of aggregate consolidated net income subsequent to the end of the fiscal quarter when the Company first meets the required ratios of interest coverage and debt to earnings before interest, taxes, depreciation and amortization as defined by the subordinated note agreement.

As of December 26, 1998, the most restrictive covenants under the revolving credit and term-loan agreement limit available borrowing capacity to $43.7 million.

The Company expects to generate net cash of approximately $55 million related to the sale of the textile business subsequent to year-end 1998, primarily in the first half of 1999.

Availability under the Company's existing debt arrangements and expected operating cash flows are deemed adequate to finance the Company's future liquidity requirements, which are anticipated to consist primarily of capital expenditures and seasonal working capital needs.




YEAR 2000 SYSTEMS ISSUES

The Company believes it has identified all information technology systems that were not year 2000 compliant. Incidental to year 2000 issues, the Company developed a plan for the conversion of its hardware platform and the acquisition or development of business process software to be utilized and centrally maintained across each of its operating businesses. Each of these new systems are designed to be year 2000 compliant. Certain modules are due for implementation in the second and third quarters of 1999. Those non-compliant applications which will not be implemented before year 2000 are in the process of modification for year 2000 compliance. The majority of the modifications have been completed and the remainder are expected to be completed by mid-1999.

Each operating business identified those non-information systems that contain embedded technology that could be impacted by the year 2000 issue. The Company is substantially complete in its state of readiness related to those systems.

The Company identified those third parties through written or direct communications with whom it has a material relationship or whose relationship is substantially dependant on information technology. The Company has no known unresolved issues that could have a material impact on its on-going business.

Incremental costs associated with all aspects of year 2000 assessment and remediation was less than $0.2 million in 1998 and is estimated to be less than $0.2 million in 1999. The Company has not deferred any information technology projects as a result of personnel or financial resource allocation toward year 2000 compliance issues.

Based on the overall state of readiness, the Company feels it is reasonably unlikely that any material impact will result from non-compliant information technology systems issues that are within the Company's control. Non-compliance resulting in service interruptions by electrical power service providers would result in the worse case for the Company due to its dependancy on electrical sourcing for productive output.

The Company has not developed a formal contingency plan due to its state of readiness. Progress will continue to be monitored by management and plans altered if deemed appropriate.

FORWARD-LOOKING INFORMATION

This Annual Report to shareholders may contain certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are identified by their use of terms or phrases such as "expects", "estimates", "projects", "believes", "anticipates",
"intends", and similar terms and phrases. Such terms or phrases relate to, among other matters, the Company's future financial performance, business prospects, growth, strategies, or liquidity. Forward-looking statements involve a number of risks and uncertainties. The following important factors may affect the future results of The Dixie Group, Inc. and could cause those results to differ materially from those expressed in the forward-looking statements. These risks include raw material prices, materially adverse changes in economic conditions generally in carpet, rug and floorcovering markets served by the Company, completion of the sale of the Company's remaining textile business, risks associated with interruptions in the Company's operations related to inadequate corrective action for the Year 2000 computer problem in any systems of the Company or one of its major suppliers or customers and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section entitled "Information about Nominees for Directors" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held April 29, 1999 is incorporated herein by reference. Information regarding the executive officers of the registrant is presented in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The section entitled "Executive Compensation Information" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held April 29, 1999 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Principal Shareholders", as well as the beneficial ownership table (and accompanying notes) in the Proxy Statement of the registrant for the annual meeting of shareholders to be held April 29, 1999 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Transactions Between the Company and Directors and Officers" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held April 29, 1999 is incorporated herein by reference.

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

                  (4k) Second Amendment dated September 7, 1997 to the Third Amended and Restated Credit Agreement dated March 31, 1995.

                  (4l) Amendment to 9.96% Senior Subordinated notes due February 1, 2010.

                  (4m) Letter agreement dated February 17, 1998 re: Amendment to 9.96% Senior Subordinated Notes due February 1, 2010.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K - CONTINUED

                  (4n) Credit Agreement dated as of March 31, 1998 by and among The Dixie Group, Inc., SunTrust Bank, Atlanta, and NationsBank, N.A. and Form of Revolving Credit Note, Form of Term Note and Form of Swing Line Note.

                  (4o) Waiver letter dated August 17, 1998 from New York Life Insurance and Annuity Corporation.

                  (4p) Waiver letter dated August 17, 1998 from New York Life Insurance Company.

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

                  (10v) Form of Stock Rights and Restrictions Agreement for
                        Restricted Stock Award Under Incentive Stock Plan as Amended.

                  (10w) The Dixie Group, Inc. Stock Ownership Plan as amended.

                  (10x) Form of Stock Subscription Agreement Under Stock
                        Ownership Plan of The Dixie Group, Inc.

                  (10y) The Dixie Group, Inc. Directors Stock Plan.

                  (21)  Subsidiaries of the Registrant.

              (ii) Exhibits filed with this report:

                  (4q) Second Amendment to 9.96% Senior Subordinated Notes due February 1, 2010.

                  (4r)  First Amendment to Credit Agreement
                        dated December 26, 1998.

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

                                                 THE DIXIE GROUP, INC.


March 25, 1999                                   BY: /s/DANIEL K. FRIERSON
                                                     Daniel K. Frierson,
                                                     Chairman of the Board
                                                     and Chief Executive
                                                     Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             Chairman of the Board,
                             Director and Chief
/s/DANIEL K. FRIERSON        Executive Officer               March 25, 1999
Daniel K. Frierson



                             President, Chief
                             Operating Officer
/s/WILLIAM N. FRY, IV        and Director                    March 25, 1999
William N. Fry, IV



                             Vice President,
                             President of Candlewick
/s/PAUL K. FRIERSON          Yarns and Director              March 25, 1999
Paul K. Frierson



                             Executive Vice President and
/s/GLENN A. BERRY            Chief Financial Officer         March 25, 1999
Glenn A. Berry



/s/D. EUGENE LASATER         Controller                      March 25, 1999
D. Eugene Lasater






SIGNATURES -- CONTINUED



/s/J. DON BROCK              Director                        March 25, 1999
J. Don Brock



/s/PAUL K. BROCK             Director                        March 25, 1999
Paul K. Brock



/s/ LOVIC A. BROOKS, JR.     Director                        March 25, 1999
Lovic A. Brooks, Jr.



/s/JOHN W. MURREY, III       Director                        March 25, 1999
John W. Murrey, III



/s/PETER L. SMITH            Director                        March 25, 1999
Peter L. Smith



/s/ROBERT J. SUDDERTH, JR.   Director                        March 25, 1999
Robert J. Sudderth, Jr.





































                          ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14 (a)(1) AND (2) AND ITEM 14(d)

        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                             FINANCIAL STATEMENTS

                         FINANCIAL STATEMENT SCHEDULES

                         YEAR ENDED DECEMBER 26, 1998

                            THE DIXIE GROUP, INC.

                            CHATTANOOGA, TENNESSEE

































FORM 10-K--ITEM 14(a)(1) and (2)

THE DIXIE GROUP, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of The Dixie Group, Inc. and subsidiaries are included in Item 8:

         Report of Independent Auditors

         Consolidated balance sheets--December 26, 1998 and December 27, 1997

         Consolidated statements of operations--Years ended
         December 26, 1998, December 27, 1997, and December 28, 1996

         Consolidated statements of cash flows--Years ended
         December 26, 1998, December 27, 1997, and December 28, 1996

         Consolidated statements of stockholders' equity--Years ended December 26, 1998, December 27, 1997, and December 28, 1996

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














Report of Independent Auditors



Board of Directors
The Dixie Group, Inc.




     We have audited the accompanying consolidated balance sheets of The Dixie Group, Inc. and subsidiaries as of December 26, 1998 and December 27, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 26, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Dixie Group, Inc. and subsidiaries at December 26, 1998 and December 27, 1997, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 26, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                            ERNST & YOUNG LLP




Chattanooga, Tennessee
February 17, 1999

                                   THE DIXIE GROUP, INC.
                                CONSOLIDATED BALANCE SHEETS
                       (dollars in thousands, except per share data)




                                                           December 26,     December 27,
                                                              1998             1997

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                 $  2,815         $  1,848
  Accounts receivable (less allowance for doubtful
    accounts of $1,294 in 1998 and $3,207 in 1997)             8,364           29,450
  Inventories                                                 72,671           82,661
  Net assets held for sale                                    67,508           10,000
  Other                                                       14,810           11,977

    TOTAL CURRENT ASSETS                                     166,168          135,936

PROPERTY, PLANT AND EQUIPMENT

  Land and improvements                                        5,329            9,421
  Buildings and improvements                                  56,027           72,683
  Machinery and equipment                                    204,346          291,345

                                                             265,702          373,449
  Less accumulated amortization and depreciation            (120,517)        (199,027)

    NET PROPERTY, PLANT AND EQUIPMENT                        145,185          174,422

INTANGIBLE ASSETS (less accumulated amortization of
  $4,687 in 1998 and $8,359 in 1997)                          52,394           63,555

OTHER ASSETS                                                  10,899           12,701






TOTAL ASSETS                                                $374,646         $386,614
















See notes to consolidated financial statements.


                                   THE DIXIE GROUP, INC.
                                CONSOLIDATED BALANCE SHEETS
                       (dollars in thousands, except per share data)




                                                           December 26,     December 27,
                                                              1998             1997

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                          $ 39,264       $ 35,768
  Accrued expenses                                            24,028         26,974
  Accrued losses of discontinued operations                   12,649            ---
  Current portion of long-term debt                            9,645          5,143
    TOTAL CURRENT LIABILITIES                                 85,586         67,885

LONG-TERM DEBT
  Senior indebtedness                                         64,466         68,528
  Subordinated notes                                          50,000         50,000
  Convertible subordinated debentures                         39,737         42,282
    TOTAL LONG-TERM DEBT                                     154,203        160,810

OTHER LIABILITIES                                             11,869          9,560

DEFERRED INCOME TAXES                                         22,998         27,115

STOCKHOLDERS' EQUITY
  Common Stock ($3 par value per share):  Authorized
    80,000,000 shares, issued - 14,071,629 shares in
    1998 and 14,038,318 shares in 1997                        42,215         42,115
  Class B Common Stock ($3 par value per share):
    Authorized 16,000,000 shares, issued - 735,228
    shares                                                     2,206          2,206
  Common Stock subscribed - 573,463 shares in 1998
    and 512,477 shares in 1997                                 1,720          1,537
  Additional paid-in capital                                 134,720        134,151
  Stock subscriptions receivable                              (3,719)        (3,132)
  Unearned stock compensation                                   (716)          (894)
  Retained earnings (deficit)                                (19,850)         2,853
  Accumulated other comprehensive income                        (799)        (1,839)
                                                             155,777        176,997
  Less Common Stock in treasury at cost - 3,442,900
    shares in 1998 and 3,439,999 shares in 1997              (55,787)       (55,753)
    TOTAL STOCKHOLDERS' EQUITY                                99,990        121,244

Commitments - Note M

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $374,646       $386,614








See notes to consolidated financial statements.


                                  THE DIXIE GROUP, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                      (dollars in thousands, except per share data)




                                                           Years Ended
                                           December 26,    December 27,    December 28,
                                              1998            1997            1996

NET SALES                                    $496,412        $432,086        $363,113

Cost of sales                                 397,004         345,416         286,742

GROSS PROFIT                                   99,408          86,670          76,371

Selling and administrative expenses            71,088          61,475          54,263

Other expense - net                             3,357           2,283           4,775

INCOME BEFORE INTEREST AND TAXES               24,963          22,912          17,333

Interest expense                               10,263           8,886           7,596

INCOME BEFORE INCOME TAXES                     14,700          14,026           9,737


Income tax provision                            5,592           5,214           4,036



INCOME FROM CONTINUING OPERATIONS               9,108           8,812           5,701


INCOME (LOSS) FROM DISCONTINUED OPERATIONS     (1,853)          2,807         (16,914)


LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS   (28,257)            ---             ---


NET INCOME (LOSS)                            $(21,002)       $ 11,619        $(11,213)
















See notes to consolidated financial statements.


                                  THE DIXIE GROUP, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                      (dollars in thousands, except per share data)




                                                           Years Ended
                                           December 26,    December 27,    December 28,
                                              1998            1997            1996




  Basic earnings (loss) per share:
    Income from continuing operations        $    .81        $    .78        $    .51
    Income (loss) from discontinued
      operations                                 (.16)            .25           (1.51)
    Loss on disposal of discontinued
      operations                                (2.51)            ---             ---
    Net earnings (loss)                      $  (1.86)       $   1.03        $  (1.00)



  Diluted earnings (loss) per share:

    Income from continuing operations        $    .77        $    .75        $    .51
    Income (loss) from discontinued
      operations                                 (.16)            .24           (1.51)
    Loss on disposal of discontinued
      operations                                (2.39)            ---             ---
    Net earnings (loss)                      $  (1.78)       $    .99        $  (1.00)



Dividends per share:

    Common Stock                             $    .15        $    ---       $     ---
    Class B Common Stock                          .15             ---             ---



















See notes to consolidated financial statements.


                                   THE DIXIE GROUP, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (dollars in thousands)

                                                           Years Ended
                                               December 26,  December 27,  December 28,
                                                  1998          1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Income from continuing operations             $  9,108      $  8,812       $  5,701
  Income (loss) from discontinued operations     (30,110)        2,807        (16,914)
  Net income (loss)                              (21,002)       11,619      $(11,213)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Depreciation and amortization:
       Continuing operations                      18,701        15,809         14,731
       Discontinued operations                     6,272         8,686         13,464
      Provision (benefit) for deferred
        income taxes                              (7,900)        3,993         (5,395)
       Long-lived asset losses-
        discontinued operations                   19,992           ---         17,860
      (Gain) loss on property, plant
        and equipment disposals and
        asset valuation adjustments                  (56)         (211)           846
      Changes in operating assets and
        liabilities, net of effects of
        business combinations:
          Accounts receivable                     (6,017)      (14,821)         2,740
          Inventories                              2,196        26,361         10,028
          Other current assets                        21        (1,370)          (721)
          Other assets                            (1,518)       (2,600)            (3)
          Accounts payable and accrued expenses    6,939            36         12,222
          Accrued losses from
            discontinued operations               12,649           ---            ---
          Other liabilities                        4,167         1,444            443

NET CASH PROVIDED BY OPERATING ACTIVITIES         34,444        48,946         55,002

CASH FLOWS FROM INVESTING ACTIVITIES
  Net proceeds from sales of property,
    plant and equipment                           13,078         4,556         24,057
  Purchase of property, plant and equipment:
    Continuing operations                        (33,363)      (19,183)       (12,095)
    Discontinued operations                       (9,482)       (7,336)        (5,539)
  Cash payments in connection with business
    combinations                                     ---       (61,744)           ---

NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                     (29,767)      (83,707)         6,423

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in credit line
   borrowings                                      4,176        37,135        (60,080)
  Payments under term loan facility               (3,625)       (2,500)        (2,500)
  Payments on subordinated debentures             (2,545)          ---            ---
  Dividends paid                                  (1,701)          ---            ---
  Other                                              (15)          (14)          (270)

NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                      (3,710)       34,621        (62,850)


                                   THE DIXIE GROUP, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (dollars in thousands)


                                                           Years Ended
                                               December 26,  December 27,  December 28,
                                                  1998          1997          1996

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                        967          (140)        (1,425)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  YEAR                                             1,848         1,988          3,413
CASH AND CASH EQUIVALENTS AT END OF YEAR        $  2,815      $  1,848       $  1,988













































See notes to consolidated financial statements.

                                                    THE DIXIE GROUP, INC.
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        (dollars in thousands, except per share data)


                                        Common
                                         Stock                                                Accumulated
                                          and    Common     Additional             Retained      Other      Common     Total
                                        Class B   Stock      Paid-In               Earnings  Comprehensive Stock In Stockholders'
                                         Stock  Subscribed    Capital     Other    (Deficit)    Income     Treasury    Equity
BALANCE AT DECEMBER 30, 1995           $43,794   $   ---    $131,618    $   ---    $ 2,447    $ (4,116)    $(55,453)  $118,290
Common Stock acquired for treasury -
   5,749 shares                                                                                                 (32)       (32)
Common Stock sold under stock
   option and Employees' Stock
   Purchase Plan - 14,027 shares            42                    15                                                        57
Common Stock subscribed -
   449,300 shares                                  1,348         842     (2,190)
Net loss for the year                                                              (11,213)                            (11,213)
Other comprehensive income
   Change in additional
      minimum pension liability,
      net of tax of $926                                                                         1,448                   1,448
Comprehensive income (loss)                                                                                             (9,765)
BALANCE AT DECEMBER 28, 1996            43,836     1,348     132,475     (2,190)    (8,766)     (2,668)     (55,485)   108,550
Common Stock acquired for treasury -
   30,127 shares                                                                                               (268)      (268)
Common Stock sold under stock
   option and Employees' Stock
   Purchase Plan - 60,925 shares           183                   250                                                       433
Common Stock subscribed -
   124,677 shares                                    374         868     (1,242)
Stock subscriptions settled                 77      (185)       (192)       300
Restricted stock grants -
   75,000 shares                           225                   750       (975)
Amortization of restricted
   stock grants                                                              81                                             81
Net income for the year                                                             11,619                              11,619
Other comprehensive income
   Change in additional
      minimum pension liability,
      net of tax of $530                                                                           829                     829
Comprehensive income                                                                                                    12,448
BALANCE AT DECEMBER 27, 1997           $44,321   $ 1,537    $134,151    $(4,026)   $ 2,853    $ (1,839)    $(55,753)  $121,244







                                                    THE DIXIE GROUP, INC.
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        (dollars in thousands, except per share data)


                                        Common
                                         Stock                                                Accumulated
                                          and    Common     Additional             Retained      Other      Common     Total
                                        Class B   Stock      Paid-In               Earnings  Comprehensive Stock In Stockholders'
                                         Stock  Subscribed    Capital     Other    (Deficit)    Income     Treasury    Equity


BALANCE AT DECEMBER 27, 1997           $44,321    $1,537    $134,151    $(4,026)  $  2,853    $ (1,839)    $(55,753)  $121,244
Common Stock acquired for treasury -
   2,901 shares                                                                                                 (34)       (34)
Common Stock sold under stock
   option and restricted stock grant
   plan - 22,759 shares                     68                    93                                                       161
Common Stock issued upon conversion
   of convertible subordinated
   debentures - 1,552 shares                 5                    45                                                        50
Common Stock subscribed -
   60,986 shares                                     183         405       (588)
Restricted stock grants -
   9,000 shares                             27                    26        (53)
Amortization of restricted
   stock grants                                                             232                                            232
Net loss for the year                                                              (21,002)                            (21,002)
Other comprehensive income
   Change in additional
      minimum pension liability,
      net of tax of $533                                                                         1,040                   1,040
Comprehensive income (loss)                                                                                            (19,962)
Dividends - Common Stock and Class B
   Common Stock $.15 per share                                                      (1,701)                             (1,701)
BALANCE AT DECEMBER 26, 1998           $44,421    $1,720    $134,720    $(4,435)  $(19,850)   $   (799)    $(55,787)   $99,990



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

Discontinued Operations: Financial statements for years prior to 1998 have been restated to separately report results of discontinued operations from results of continuing operations. Disclosures included herein pertain to the Company's continuing operations unless noted otherwise. A portion of interest cost not attributable to any specific operation of the Company is allocated to discontinued operations based on the ratio of net assets discontinued to the sum of consolidated net assets plus consolidated debt (exclusive of debt attributable to specific operations).

Cash Equivalents: Highly liquid investments with original maturities of three months or less when purchased are reported as cash equivalents.

Credit and Market Risk: For the years presented, the Company sold floorcovering and textile/apparel products to a wide variety of manufacturers and retailers located primarily throughout the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. An allowance for doubtful accounts is maintained at a level which management believes is sufficient to cover potential credit losses including potential losses on receivables sold (see Note D). The Company invests its excess cash in short-term investments and has not experienced any losses on those investments.

Inventories: Substantially all inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market. The reduction of certain inventory quantities in 1996, carried at lower costs prevailing in prior years, had the effect of increasing income from continuing operations for 1996 by $1,714($.15 per share).

Inventories are summarized as follows:
                                                  1998              1997
At current cost:
  Raw materials                                 $21,424           $19,080
  Work-in-process                                11,636            20,954
  Finished goods                                 34,796            47,819
  Supplies, repair parts and other                1,631             3,183
                                                 69,487            91,036
LIFO value over (under) current cost              3,184            (8,375)
  Total inventories                             $72,671           $82,661

Property, Plant and Equipment: Property, plant and equipment is stated at the lower of cost or impaired value. Provision for depreciation and amortization of property, plant and equipment has been computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets, ranging from 10 to 40 years for buildings and improvements, and 3 to 10 years for machinery and equipment. Applicable statutory recovery methods are used for tax purposes. Depreciation and amortization of property, plant and equipment for financial reporting purposes totaled $16,888 in 1998, $14,407 in 1997, and $13,812 in 1996.

Intangible Assets: The excess of the purchase price over the fair market value of identifiable net assets acquired in business combinations is recorded as goodwill and is amortized using the straight-line method over 40 years.

Impairment of Long-lived Assets: In 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. There was no material effect on the financial statements from the adoption because the Company's prior impairment recognition practice was consistent with the major provisions of the Statement. Under provisions of the Statement, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant, and equipment and intangibles in relation to the operating performance and estimated future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value.

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

Comprehensive Income: During 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. To conform to the Statement, the Company has classified the change in the minimum pension liability adjustment as other comprehensive income in its consolidated statements of stockholders' equity and its consolidated balance sheets. Adoption of the Statement had no effect on the consolidated results of operations or total stockholders' equity of the Company. Reclassification of the financial statements for all periods presented has been made to conform with the provisions of Statement No. 130.

Segment Disclosures: During 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments, as defined by the Statement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Statement requires financial information to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Adoption of the Statement had no effect on the consolidated results of operations or financial position of the Company. The Company has identified its floorcovering base materials manufacturing business and its carpet manufacturing business as its reportable segments under Statement No. 131. Comparative information for all years presented has been reclassified to conform with the provisions of Statement No. 131.

Pensions and Other Postretirement Benefits: During 1998, the Company adopted Statement of Financial Accounting Standards No. 132, "Disclosures about Pensions and Other Postretirement Benefits". This Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. Adoption of the statement had no effect on the consolidated results of operations or financial position of the Company. Disclosures for earlier periods provided for comparative purposes have been conformed to the provisions of Statement No. 132.

Computer Software Costs: During 1998, the Company early adapted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP is required to be implemented for 1999 and earlier application was encouraged. The SOP provides guidance on accounting for the costs of internal use software and requires capitalization of certain types of costs which were expensed by the Company under its previous accounting method. Restatement of amounts reported in prior years is not allowed by the SOP. Adoption of the SOP in 1998 had no material effect on reported operating results.

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

                                                   1997         1996
Net sales                                        $464,442     $440,636
Net income (loss)                                  12,397       (9,923)

Net income (loss) per share:
  Basic                                              1.10         (.89)
  Diluted                                            1.05         (.89)



NOTE C-DISCONTINUED OPERATIONS

During 1998, the Company decided to discontinue its textile products operations. At that time, this consisted of the knit fabric and apparel and the specialty yarns businesses.

Apparel manufacturing was terminated and the knit fabric operations were offered for sale effective June 27, 1998 (the knit fabric and apparel measurement date). In January 1999, the Company finalized the sale of the knit fabric operations.

The specialty yarns business was offered for sale beginning September 26, 1998 (the specialty yarns measurement date). The sale of one yarn facility was finalized in December 1998, and in February 1999, the Company and two different buyers agreed to basic terms and conditions under which the remainder of the specialty yarns operations would be sold. The pending transactions are scheduled to close in the second quarter of 1999. The yarn facility sold in December 1998, was held for sale apart from the remainder of the specialty yarns business beginning December 28, 1996.

Proceeds to the Company from disposal of its textile products operations discussed above are expected to total $84,792 including liquidation of certain accounts receivable and inventories retained by the Company. Proceeds received though December 26, 1998, were approximately $11,025.

The Company's textile products operations formerly included its thread business which was sold June 3, 1996. Proceeds from the sale of the thread business and liquidation of its accounts receivable and inventories retained by the Company, totaled approximately $55,533.

Following is summary financial information for the Company's discontinued textile products operations:

                                        1998       1997       1996

Net sales                             $184,122   $229,757   $251,968

Income (loss) from
  discontinued operations:
    Before income taxes                 (2,697)     4,776    (25,280)
    Income tax provision (benefit)        (844)     1,969     (8,366)
    Net                                $(1,853)    $2,807   $(16,914)

Estimated loss on disposal:
    Before income taxes                (39,325)
    Income tax benefit                 (11,068)
    Net                               $(28,257)

Interest cost charged to discontinued operations was $3,325 for 1998, $3,697 for 1997 and $5,404 for 1996. Interest cost for periods subsequent to the measurement dates included in the estimated loss on disposal is $1,996.

The 1996 loss from discontinued operations includes charges of $5,154 (before income taxes) for costs to exit the thread business; and asset valuation losses of $17,860 (before income taxes) related to assets held for sale.

The estimated net loss on disposal includes the write-off of intangible assets of $8,877 and estimated operating losses from the measurement dates to the anticipated disposal dates of $944 (net of applicable income taxes of $604). The effect of liquidating inventories carried at lower costs prevailing in prior years under the LIFO method was to reduce the estimated net loss on disposal by approximately $5,461.

At December 26, 1998, assets of the textile products operations to be sold consisted of accounts receivable, inventories, and property, plant and equipment amounting to approximately $77,212 after deducting an allowance for the estimated loss on disposal; and liabilities were $22,354 including estimated operating losses to the anticipated disposal date.



NOTE D--SALE OF ACCOUNTS RECEIVABLE

On October 15, 1993, the Company entered into a seven year agreement under which it sold a $45,000 undivided interest in a revolving pool of its trade accounts receivable. No further interest has been sold under this agreement subsequent to the original sale. At December 26, 1998 and December 27, 1997, the $45,000 interest sold is reflected as a reduction of accounts receivable in the Company's consolidated balance sheets. Costs of this program were fixed at 6.08% per annum on the amount of the interest sold plus administrative fees typical in such transactions. These costs, which were approximately $2,935 for 1998, $2,985 for 1997, and $2,948 for 1996, are included in other expense - net. In addition, the Company is generally at risk for credit losses associated with sold receivables and provides for such in the Company's financial statements.



NOTE E--ACCRUED EXPENSES

Accrued expenses include the following:

                                                  1998            1997
Compensation and benefits                       $  8,910        $ 12,172



NOTE F--LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:
                                                  1998            1997
Senior indebtedness:
  Credit line borrowings                        $ 14,000        $ 65,449
  Term loan                                       57,000           5,000
  Other                                              611             722
Total senior indebtedness                         71,611          71,171
Subordinated notes                                50,000          50,000
Convertible subordinated debentures               42,237          44,782
Total long-term debt                             163,848         165,953
Less current portion                             ( 9,645)         (5,143)
Total long-term debt (less current
  portion)                                      $154,203        $160,810

On March 31, 1998, the Company entered into a new unsecured revolving credit and term-loan facility with its principal senior lenders. The new credit facility provides for revolving credit of up to $100,000 through a five year commitment period and a $60,000, seven year term-loan. Interest rates available under the facility may be selected by the Company from a number of options which effectively allow for borrowing at rates equal to or lower than the greater of the lender's prime rate or the federal funds rate plus .5% per annum. The effective annual interest rate on the revolving credit and term-loan agreement was 6.28% for 1998, 6.79% for 1997 and 6.85% for 1996. The average interest rate on debt outstanding under this agreement was 5.97% at December 26, 1998. Commitment fees, ranging from .25% to .375% per annum on the revolving credit line are payable on the average daily unused balance of the revolving credit facility.

On April 2, 1998, the Company completed an agreement with the Development Authority of Lafayette, Georgia to obtain up to $7,000 from the Authority under a development bond issuance. Amounts received by the Company are secured by a letter of credit issued by the Company's lead lender in favor of the Development Authority. The value of the letter of credit reduces the Company's availability under its revolving credit and term-loan facility. The proceeds are being used to finance the real property and machinery and equipment needs of the Company's synthetic materials recycling center under development in Lafayette, Georgia.

The Company's subordinated notes are unsecured, bear interest at 9.96% payable semiannually, and are due in semiannual installments of $2,381 beginning February 1, 2000.

The Company's convertible subordinated debentures bear interest at 7% payable semiannually, are due in 2012, and are convertible by the holder into shares of Common Stock of the Company at an effective conversion price of $32.20 per share, subject to adjustment under certain circumstances. Mandatory sinking fund payments, which commenced May 15, 1998, will retire $2,500 principal amount of the debentures annually and approximately 70% of the debentures prior to maturity. The convertible debentures are subordinated in right of payment to all other indebtedness of the Company.

The Company's long-term debt and credit arrangements contain financial covenants relating to minimum net worth, the ratio of debt to capitalization, payment of dividends and certain other financial ratios. Restrictions set forth in the Company's subordinated note agreement have limited the Company's ability to pay dividends due to losses associated with the disposal of the Company's textile and apparel operations. Absent a waiver from the lender or an amendment, future dividends can only be paid to the extent of 50% of the excess of aggregate consolidated net income subsequent to the end of the fiscal quarter when the Company first meets the required ratios of interest coverage and debt to earnings before interest, taxes, depreciation and amortization as defined by the subordinated note agreement.

As of December 26, 1998, the most restrictive covenants under the revolving credit and term-loan agreement limit available borrowing capacity to $43,699.

Approximate maturities of long-term debt for each of the five years succeeding December 26, 1998 are $14,030 in 1999, $15,783 in 2000, $16,285
in 2001, $16,287 in 2002, and $23,289 in 2003.

Interest payments were $12,918 in 1998, $12,424 in 1997, and $13,550 in
1996.



NOTE G--FAIR VALUE OF FINANCIAL INSTRUMENTS

All of the Company's financial instruments are held or issued for purposes other than trading. The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

                                     1998                      1997
                             Carrying      Fair       Carrying       Fair
                              Amount       Value       Amount        Value

Financial assets
  Cash and cash
    equivalents              $  2,815    $  2,815     $  1,848    $  1,848

  Notes receivable
    (including current
      portion)                  1,151       1,151        2,178       2,178

  Escrow funds                  1,030       1,030        1,270       1,270

Financial liabilities
  Long-term debt
    (including current
     portion)                $163,848    $155,616     $165,953    $163,758

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



NOTE H--PENSION PLANS

Information about the benefit obligation, assets and funded status of the Company's defined benefit pension plans is as follows:

                                                      1998         1997
Change in benefit obligation:
Benefit obligation at beginning of year             $ 14,533     $ 14,754
Service cost                                              51           47
Interest cost                                            941        1,026
Actuarial loss                                         4,020          107
Benefits paid                                         (1,515)      (1,685)
Settlement loss                                          195          284
Benefit obligation at end of year                     18,225       14,533

Change in plan assets:
Fair value of plan assets at beginning of year        12,966       10,941
Actual return on plan assets                             964        2,164
Employer contribution                                    135        1,546
Benefits paid                                         (1,515)      (1,685)
Fair value of plan assets at end of year              12,550       12,966

Funded status                                         (5,675)      (1,567)
Unrecognized actuarial loss                            1,400        2,973
Net amount recognized                               $ (4,275)    $  1,406

Amounts recognized in the statement of financial
   position consist of:
  Accrued benefit liability                         $ (5,675)    $ (1,567)
  Accumulated other comprehensive income               1,400        2,973
  Net amount recognized                             $ (4,275)    $  1,406


Weighted-average assumptions as of year-end:
Discount rate                                           5.11%        7.00%
Expected return on plan assets                          8.50%        8.50%

The actuarial loss increasing the benefit obligation in 1998, resulted primarily from reduction of the assumed discount rate to the estimated rate applicable to settlement of the benefit obligation relative to associates of discontinued operations. The amount of such benefit obligation subject to settlement is approximately $14,377 and a loss resulting from the settlement of approximately $5,769 ($3,519 after income tax) is included in loss on disposal of discontinued operations in 1998.

At December 26, 1998, plan assets included 130,226 shares of the Company's Common Stock with a fair value of $1,058 ($8.12 per share). Dividends received on shares of the Company's Common Stock held during 1998 totaled $20.

Costs charged to continuing operations for all pension plans are summarized as follows:

                                       1998          1997        1996
Components of net periodic
  pension cost:
Defined benefit plans
  Service cost                       $    51        $   47      $   42
  Interest cost                          331           430         450
  Expected return on plan assets        (375)         (411)       (416)
  Recognized net acturial loss            25           129         157
  Settlement loss                         59           108         215
                                          91           303         448
Defined contribution plans             3,811         3,067       1,354
Net pension cost                      $3,902        $3,370      $1,802

Portions of the cost of the defined contribution plans are based on the Company's operating results and the level of associates' contributions to their accounts.



NOTE I--INCOME TAXES

The provision (benefit) for income taxes on income (loss) from continuing operations consists of the following:

                  1998                   1997                   1996
           Current   Deferred     Current   Deferred     Current   Deferred
Federal    $1,748     $3,525     $(1,188)   $5,330      $1,930     $1,750
State          97        222         799       273          91        265
Total      $1,845     $3,747     $  (389)   $5,603      $2,021     $2,015

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax bases of those assets and liabilities. Significant components of the Company's deferred tax liabilities and assets are as follows:

Deferred Tax Liabilities:                      1998              1997
  Property, plant and equipment              $24,035           $28,749
  Inventories                                  2,046             1,097
  Intangible assets                            1,682             1,185
  Other                                        3,899             3,241
    Total deferred tax liabilities            31,662            34,272

Deferred Tax Assets:
  Post-retirement benefits                     5,014             3,007
  Other employee benefits                      3,481             2,046
  Losses from discontinued operations          2,398               ---
  Alternative minimum tax                      1,277             2,674
  Allowances for bad debts,
    claims and discounts                       2,414             1,891
  Other                                        1,085             1,700
  Valuation reserve                              ---               ---
    Total deferred tax assets                 15,669            11,318

Net deferred tax liabilities                 $15,993           $22,954


Differences between the provision for income taxes and the amount computed by applying the statutory Federal income tax rate to income from continuing operations are reconciled as follows:

                                         1998        1997         1996
Statutory rate applied to income
  from continuing operations           $ 4,998     $ 4,769     $ 3,311
Plus state income taxes net of
  Federal tax effect                       210         707         235
Total statutory provision                5,208       5,476       3,546

Increase(decrease) attributable to:
  Nondeductible amortization of and
    impairment adjustments to
    intangible assets                      201         200         184
  Nondeductible portion of
    travel and entertainment               251         228         193
  Net operating loss carryback
    benefit                                ---        (781)        ---
  Other items                              (68)         91         113
Total tax provision                    $ 5,592     $ 5,214     $ 4,036

Income tax payments, net of income tax refunds received, were $2,156 in 1998, $3,162 in 1997 and $1,677 in 1996.



NOTE J--RESTRUCTURING AND EXIT COSTS

At December 28, 1996, the financial statements included $954 of accrued costs associated with the exit of two product lines and facility consolidations.

Included in the accrual were $424 associated with involuntary termination benefits related to 28 sales, administrative or distribution associates. These costs were classified in "Selling and administrative expenses" in the Company's financial statements. At December 26, 1998, no cost remains accrued related to involuntary termination benefits for these associates.

Additional costs that were incremental and directly attributable to the exit and consolidations totaling $530 were recorded in 1996. These costs primarily relate to inventory devaluations and impairment of current assets associated with discontinued product lines. Of these costs, $200 were classified in "Cost of sales" and $330 were classified in "Other expense - net" in the Company's financial statements. At December 26, 1998, no cost remains accrued related to impairment of current assets associated with discontinued product lines and facility clean up costs.

The actual amounts incurred for exit costs and termination benefits approximated the amounts accrued. In connection with the exit of the product lines, the Company recorded a write-off of intangible assets of $1,068 in the Carpet Manufacturing segment.

NOTE K--COMMON STOCK AND EARNINGS PER SHARE

Holders of Class B Common Stock have the right to twenty votes per share on matters that are submitted to Shareholders for approval and to dividends in an amount not greater than dividends declared and paid on Common Stock. Class B Common Stock is restricted as to transferability and may be converted into Common Stock on a one share for one share basis. The Company's Charter authorized 200,000,000 of Class C Common Stock, $3 par value per share, and 16,000,000 shares of Preferred Stock. No shares of Class C Common Stock or Preferred Stock have been issued.

In August 1996, the Company's Board of Directors adopted a stock ownership plan applicable to the senior management of the Company for the purpose of encouraging each participant to make a significant investment in the Company's Common Stock. Pursuant to the plan, at December 26, 1998, 573,463 shares were subscribed at an average price of $6.49 per share, at December 27, 1997, 512,477 shares were subscribed at an average price of $6.11 per share, and at December 28, 1996, 449,300 shares were subscribed at a price of $4.875 per share.

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

                                          1998        1997         1996
Income from continuing operations (1)   $ 9,108     $ 8,812      $ 5,701


Denominator for calculation of
  basic earnings per share -
  weighted average shares (2)            11,267      11,229       11,200

Effect of dilutive securities:
  Stock options                             348         332          ---
  Stock subscriptions                       194         204          ---

Denominator for calculation of
  diluted earnings per share -
  weighted average shares
  adjusted for potential
  dilution (3)                           11,809      11,765       11,200

Earnings per share:
  Basic                                 $   .81     $   .78      $   .51
  Diluted                                   .77         .75          .51



(1) No adjustments needed in the numerator for diluted calculations.
(2) Includes Common and Class B Common shares in thousands.
(3) Because their effects are anti-dilutive, excludes shares issuable under stock option, stock subscription, and restricted stock plans whose grant price was greater than the average market price of common shares outstanding and the assumed conversion of subordinated debentures into shares of Common Stock as follows: 2,065 shares in 1998, 1,737 shares in 1997, and 3,100 shares in 1996.



NOTE L--STOCK PLANS

The Company's 1990 Incentive Stock Plan reserves 2,270,000 shares of Common Stock for sale or award to key associates or to the outside directors of the Company under stock options, stock appreciation rights, restricted stock performance grants, or other awards. Outstanding options are generally exercisable at a cumulative rate of 25% per year after the second year from the date the options are granted and generally expire after ten years from the date of grant. Options outstanding were granted at prices at or above market price on the date of grant and include grants under the 1983 Incentive Stock Plan, under which no further options may be granted. At December 28, 1996, no options remain outstanding under the 1983 plan.

In 1993, the Company issued options for the purchase of 83,044 shares of Common Stock, which were immediately exercisable at prices ranging from $3.19 - $5.27 per share, in connection with the acquisition of Carriage Industries, Inc.





A summary of the 1996, 1997 and 1998 option activity is as follows:

                                                               Weighted-
                                                Weighted-       Average
                                     Number      Average     Fair Value of
                                       of       Exercise    Options Granted
                                     Shares      Price      During the Year
Outstanding at December 30, 1995     769,759     $ 7.74
  Granted at market price            532,500       5.49          $2.61
  Granted above market price          85,000       6.33           2.57
  Exercised                          (12,227)      3.96
  Forfeited                         (111,190)      7.55
  Expired                             (4,000)     19.50
Outstanding at December 28, 1996   1,259,842       6.71
  Granted at market price            499,500       9.74           4.45
  Granted above market price          12,000      14.30           5.54
  Exercised                          (22,825)      6.46
  Forfeited                          (80,250)      7.28
Outstanding at December 27, 1997   1,668,267     $ 7.65
  Granted at market price            287,250     $ 8.53           3.95
  Granted above market price          20,000       9.35           3.69
  Exercised                          (12,250)      5.73
  Forfeited                          (35,750)      6.21
  Expired                             (1,019)      3.43
Outstanding at December 26, 1998   1,926,498       7.84
Options exercisable at
  December 28, 1996                   45,342     $ 4.85
  December 27, 1997                  240,392       6.85
  December 26, 1998                  497,561       6.90





The following table summarizes information about stock options at December 26, 1998:

                           Options Outstanding
                                    Weighted-Average
   Range of          Number of         Remaining         Weighted-Average
Exercise Prices        Shares       Contractual Life      Exercise Price
 $3.43 - $ 5.27        166,498          6.4 years             $ 4.83
  5.75 -   8.50      1,421,000          7.4                     7.18
  9.25 -  14.30        339,000          8.4                    12.09
 $3.43 - $14.30      1,926,498          7.5                   $ 7.84


                       Options Exercisable
   Range of                 Number of             Weighted-Average
Exercise Prices               Shares               Exercise Price
 $3.43 - $ 5.27               71,811                    $4.86
  5.75 -   8.50              422,750                     7.20
  9.25 -  14.30                3,000                    14.30
 $3.43 - $14.30              497,561                    $6.90


The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                            1998 Grants     1997 Grants     1996 Grants
Expected life                 5 years         5 years         5 years
Expected volatility            44.2%           41.6%           44.3%
Risk-free interest rate        5.56%           6.25%           6.38%
Dividend yield                    0%              0%              0%

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

                           1998         1997          1996
Pro forma
  Net income (loss)     $(21,788)      11,073      $(11,495)
  Earnings (loss)
    per share:
      Basic                (1.93)         .99         (1.03)
      Diluted              (1.84)         .94         (1.03)

The Company also has a stock purchase plan which authorizes 108,000 shares of Common Stock for purchase by supervisory associates at the market price prevailing at the time of purchase. At December 26, 1998, 32,540 shares remained available for issue. Shares sold under this plan are held in escrow until paid for and are subject to repurchase agreements which give the Company the right of first refusal at the prevailing market price. Numbers of shares sold under the plan were 0 in 1998, 38,500 in 1997, and 1,800 in 1996.



NOTE M--COMMITMENTS

The Company had commitments for purchases of machinery and equipment, building construction, and information systems of approximately $20,287 at December 26, 1998.


NOTE N--SEGMENT INFORMATION

The Company has two reportable segments in its continuing operations:
Carpet Manufacturing and Floorcovering Base Materials. Each reportable segment is organized around product similarities. The Carpet Manufacturing segment contains three operating businesses that manufacture and sell finished carpet and rugs. The Floorcovering Base Materials segment manufactures and sells yarn to external customers and transfers a significant portion of its unit volumes to the Company's Carpet Manufacturing segment.


The profit performance measure for the Company's segments is defined as Internal EBIT(earnings before interest and taxes). The aggregate of Internal EBIT for the reportable segments differs from the Company's consolidated earnings before interest and taxes by costs associated with the sale of accounts receivable under the Company's accounts receivables sales agreement and sundry amounts that are deemed to be non-operating in nature. Assets measured in each reportable segment include long-lived assets and goodwill, inventories at current cost, and accounts receivables (without reductions for receivables sold under the Company's accounts receivable sales agreement).

Allocations of corporate general and administrative expenses are used in the determination of segment profit performance; however, assets of the corporate departments are not used in the segment asset performance measurement. All expenses incurred for the amortization of goodwill are recognized in segment profit performance measurement; however, only selected intangible assets are included in the asset performance measurement.

                   Net Sales - External Customers    Profit Performance
                     1998     1997     1996       1998     1997     1996
Reportable Segments:
  Carpet
   Manufacturing   $401,826 $340,271 $280,735  $24,454   $21,337   $15,877
  Floorcovering
   Base Materials    94,586   91,815   82,378    3,108     3,349     4,162
  Intersegment
    eliminations                                     7         -        17
Segment total      $496,412 $432,086 $363,113   27,569    24,686    20,056
Interest expense                                10,263     8,886     7,596
Cost of A/R
  sales program                                  2,900     2,898     2,900
Other non-segment
    (income)                                      (294)   (1,124)    (177)
Consolidated income
  before taxes
    from continuing
     operations                                $14,700   $14,026   $ 9,737


                              Capital                 Depreciation
                           Expenditures             and Amortization
                      1998     1997     1996      1998     1997    1996
Reportable Segments:
  Carpet
   Manufacturing    $23,099  $15,803  $ 9,892  $14,542   $12,883   $ 9,987
  Floorcovering
   Base Materials    10,219    3,158    1,124    3,359     2,298     3,718
Corporate and
  Shared Services        45      222    1,079      800       628     1,026
Total Continuing
  operations        $33,363  $19,183  $12,095  $18,701   $15,809   $14,731


                                                        Assets Used in
                                                    Performance Measurement
                                                   1998      1997     1996
Reportable Segments:
  Carpet
   Manufacturing                              $229,937  $222,056  $155,016
   Floorcovering
     Base Materials                             54,463    51,680    49,300
      Assets in Performance Measurement        284,400   273,736   204,316
Assets Not in Segment Measurements:
   Other operating assets                       22,738   112,878   123,819
   Assets of discontinued operations            67,508
Total Consolidated Assets                     $374,646  $386,614  $328,135


No single customer's net sales exceeded 10% of the Company's consolidated net sales in 1998 or 1997. Net sales to one customer in the Company's Carpet Manufacturing segment exceeded 10% of the Company's consolidated net sales in 1996. Substantially all of the Company's sales were to domestic customers and all assets domestically based for the periods presented. A substantial majority of the unit production volume of the Company's Floorcovering Base Materials segment is directed into the Carpet Manufacturing segment. A significant portion of the units are processed by the Base Materials group on a conversion basis only (costs to manufacture) and are recorded in intersegment sales at the conversion value. The remaining transfers are recorded on a full-package basis (raw materials plus conversion costs) with either cost or an arms length price as the transfer value, depending on the product. Intersegment sales from the Company's Floorcovering Base Materials group to the Company's Carpet Manufacturing group were $62,545 in 1998, $49,798 in 1997, and $46,432 in 1996.



NOTE O--SUBSEQUENT EVENT

In early 1999, the Company acquired the assets and business of Multitex Corporation of America, Inc., a Dalton, Georgia, carpet and carpet yarn producer for approximately $30,444 cash, plus future payments keyed to revenue growth.

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

Year ended December 26, 1998:
  Reserves deducted from asset
    accounts:
      Allowance for doubtful
        accounts                         $ 3,207         $   888            $  -0-           $   323 (2)        $ 3,772 (5)
      Provision to reduce
        inventories to net
        realizable value                   7,664             -0-               -0-             2,692 (3)          4,972 (5)
      Provision to reduce
        assets held for sale
        to estimated fair
        market value                      16,200          11,635               -0-            13,351 (4)         14,484


Year ended December 27, 1997:
  Reserves deducted from asset
    accounts:
      Allowance for doubtful
        accounts                         $ 3,614         $   386            $  -0-           $   793 (2)        $ 3,207
      Provision to reduce
        inventories to net
        realizable value                   7,346             -0-             2,447 (1)         2,129 (3)          7,664
      Provision to reduce assets
        held for sale to estimated
        fair market value                 18,564             -0-               -0-             2,364 (4)         16,200









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




(1) Increase in reserves in connection with business combinations.
(2) Uncollectible accounts written off, net of recoveries.
(3) Provision for current items net of reductions for previous items.
(4) Reserve reductions for assets sold.
(5) Includes amounts related to discontinued businesses.

                       ANNUAL REPORT ON FORM 10-K

                                ITEM 14 (c)

                                EXHIBITS

                      YEAR ENDED DECEMBER 26, 1998

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

 (4l)     Amendment to 9.96% Senior      Incorporated by reference to
          Subordinated Notes due         Exhibit (4l) to Dixie's Annual
          February 1, 2010.              Report on Form 10-K for the
                                         year ended December 27, 1997.*

 (4m)     Letter agreement dated         Incorporated by reference to
          February 17, 1998 re:          Exhibit (4m) to Dixie's Annual
          Amendment to 9.96% Senior      Report on Form 10-K for the
          Subordinated Notes due         year ended December 27, 1997.*
          February 1, 2010.

 (4n)     Credit agreement dated         Incorporated by reference to
          as of March 31, 1998 by        Exhibit (4) to Dixie's Quarterly
          and among The Dixie            Report on Form 10-Q for the
          Group, Inc., SunTrust          quarter ended March 28, 1998.*
          Bank, Atlanta, and
          NationsBank, N.A. and
          Form of Revolving Credit
          Note, Form of Term Note
          And Form of Swing Line
          Note.

 (4o)     Waiver letter dated            Incorporated by reference to
          August 17, 1998 from           Exhibit (4a) to Dixie's Quarterly
          New York Life Insurance        Report on Form 10-Q for the
          And Annuity Corporation.       quarter ended September 26, 1998.*

 (4p)     Waiver letter dated            Incorporated by reference to
          August 17, 1998 from           Exhibit (4b) to Dixie's Quarterly
          New York Life Insurance        Report on Form 10-Q for the
          Company.                       quarter ended September 26, 1998.*

  (4q)    Second Amendment to 9.96%      Filed herewith.
          Senior Subordinated Notes
          due February 1, 2010.

  (4r)    First Amendment to Credit      Filed herewith.
          Agreement dated
          December 26, 1998.

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

 (10s)    Form of Nonqualified Stock     Incorporated by reference to
          Option Agreement Under the     Exhibit (10a) to Dixie's Quarterly
          Dixie Yarns, Inc. Incentive    Report on Form 10-Q for the
          Stock Plan.                    quarter ended July 1, 1995.*
*Commission File No. 0-2585
                        Exhibit Index - Continued

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

 (10v)    Form of Stock Rights and       Incorporated by reference to
          Restrictions Agreement         Exhibit (10v) to Dixie's Annual
          for Restricted Stock Award     Report on Form 10-K for the
          Under Incentive Stock Plan     year ended December 27, 1997.*
          as Amended.

 (10w)    The Dixie Group, Inc. Stock    Incorporated by reference to
          Ownership Plan as              Exhibit (10w) to Dixie's Annual
          amended.                       Report on Form 10-K for the
                                         year ended December 27, 1997.*

 (10x)    Form of Stock Subscription     Incorporated by reference to
          Agreement Under Stock          Exhibit (10x) to Dixie's Annual
          Ownership Plan of The          Report on Form 10-K for the
          Dixie Group, Inc.              year ended December 27, 1997.*

 (10y)    The Dixie Group, Inc.          Incorporated by reference to
          Directors Stock Plan           Exhibit (10y) to Dixie's Annual
                                         Report on Form 10-K for the
                                         year ended December 27, 1997.*


 (21)     Subsidiaries of the            Incorporated by reference to
          Registrant.                    Exhibit (21) to Dixie's Annual
                                         Report on Form 10-K for the
                                         Year ended December 27, 1997.*

 (23)     Consent of Ernst & Young LLP.  Filed herewith.











*Commission File No. 0-2585