Form 10-Q
period 1999-03-27
DIXIE GROUP INC
filed 1999-05-11
CIK 29332

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549



Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 27, 1999

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

     Class                         Outstanding as of April 30, 1999

Common Stock, $3 Par Value                   10,629,879 shares
Class B Common Stock, $3 Par Value              735,228 shares
Class C Common Stock, $3 Par Value                    0 shares


                        THE DIXIE GROUP, INC.

                                INDEX


Part I. Financial Information:                                   Page No.

Consolidated Condensed Balance Sheets --
  March 27, 1999 and December 26, 1998                               3

Consolidated Statements of Income --
  Three Months Ended March 27, 1999
  and March 28, 1998                                                 5

Consolidated Condensed Statements of Cash Flows --
  Three Months Ended March 27, 1999
  and March 28, 1998                                                 6

Consolidated Statement of Stockholder's Equity --
  Three Months Ended March 27, 1999                                  8

Notes to Consolidated Condensed Financial Statements                 9

Management's Discussion and Analysis of Results of
  Operations and Financial Condition                                15


Part II.  Other Information:

Item 6 - Exhibits and Reports on Form 8-K                           18


PART I - ITEM 1

FINANCIAL INFORMATION


                             THE DIXIE GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                March 27,     December 26,
                                                  1999            1998
                                              _____________   ____________
                                              (dollar amounts in thousands)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                   $       1,782   $      2,815
  Accounts receivable (less allowance for
    doubtful accounts of $1,843 in 1999
    and $1,294 in 1998)                              19,074          8,364
  Inventories                                        91,224         72,671
  Net assets held for sale                           67,565         67,508
  Other                                              15,255         14,810
                                              _____________   ____________

                      TOTAL CURRENT ASSETS          194,900        166,168


PROPERTY, PLANT AND EQUIPMENT                       281,814        265,702
  Less accumulated amortization and
    depreciation                                   (124,463)      (120,517)
                                              _____________   ____________

         NET PROPERTY, PLANT AND EQUIPMENT          157,351        145,185

INTANGIBLE ASSETS (less accumulated
  amortization of $4,940 in 1999
    and $4,687 in 1998)                              52,034         52,394

OTHER ASSETS                                         11,224         10,899
                                              _____________   ____________

                              TOTAL ASSETS    $     415,509   $    374,646
                                              _____________   ____________
                                              _____________   ____________











See Notes to Consolidated Condensed Financial Statements.

                        THE DIXIE GROUP, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS
                           (UNAUDITED)

                                                March 27,     December 26,
                                                  1999            1998
                                              _____________   ____________
                                              (dollar amounts in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                            $      38,668   $     39,264
  Accrued expenses                                   28,559         24,028
  Accrued losses of discontinued operations          11,367         12,649
  Current portion of long-term debt                   9,582          9,645
                                              _____________   ____________
                 TOTAL CURRENT LIABILITIES           88,176         85,586

LONG-TERM DEBT
  Senior indebtedness                                99,984         64,466
  Subordinated notes                                 50,000         50,000
  Convertible subordinated debentures                39,737         39,737
                                              _____________   ____________
                      TOTAL LONG-TERM DEBT          189,721        154,203

OTHER LIABILITIES                                    11,908         11,869
DEFERRED INCOME TAXES                                23,126         22,998

STOCKHOLDERS' EQUITY
  Common Stock ($3 par value per share)
    authorized 80,000,000 shares -
    issued and outstanding,
    14,073,879 shares in 1999 and
    14,071,629 shares in 1998                        42,222         42,215
  Class B Common Stock ($3 par value per share)
    authorized 16,000,000 shares -
    issued and outstanding, 735,228 shares
    in 1999 and 1998                                  2,206          2,206
  Common Stock Subscribed - 573,463 shares
    in 1999 and 1998                                  1,720          1,720
  Additional paid-in capital                        134,727        134,720
  Stock subscriptions receivable                     (3,719)        (3,719)
  Unearned stock compensation                          (716)          (716)
  Retained earnings (deficit)                       (17,270)       (19,850)
  Accumulated other comprehensive income               (799)          (799)
                                              _____________   ____________
                                                    158,371        155,777
  Less Common Stock in treasury at cost -
    3,443,700 shares in 1999 and
    3,442,900 shares in 1998                        (55,793)       (55,787)
                                              _____________   ____________
                TOTAL STOCKHOLDERS' EQUITY          102,578         99,990
                                              _____________   ____________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $     415,509   $    374,646
                                              _____________   ____________
                                              _____________   ____________

See Notes to Consolidated Condensed Financial Statements.

                               THE DIXIE GROUP, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)

                                                  Three Months Ended
                                            ______________________________

                                              March 27,        March 28,
                                                1999             1998
                                            _____________    _____________
                                             (dollar amounts in thousands,
                                                 except per share data)

Net sales                                   $     141,224    $     118,601
Cost of sales                                     112,014           94,641
                                            _____________    _____________
                             GROSS PROFIT          29,210           23,960

Selling and administrative expenses                20,470           16,765
Other expense - net                                 1,120              975
                                            _____________    _____________
         INCOME BEFORE INTEREST AND TAXES           7,620            6,220

Interest expense                                    3,346            2,579
                                            _____________    _____________
               INCOME BEFORE INCOME TAXES           4,274            3,641

Income tax provision                                1,694            1,395
                                            _____________    _____________
Income from Continuing Operations           $       2,580    $       2,246
Income from Discontinued Operations                     -              226
Net Income                                  $       2,580    $       2,472
                                            _____________    _____________
                                            _____________    _____________

Earnings per Share:
Basic Earnings per share:
  Income from continuing operations         $         0.23   $        0.20
  Income from discontinued operations                    -            0.02
  Net Earnings                              $         0.23   $        0.22
                                             _____________    ____________
  Shares outstanding                                11,282          11,259

Diluted Earnings per share:
  Income from continuing operations         $         0.22   $        0.19
  Income from discontinued operations                    -            0.02
  Net Earnings                              $         0.22   $        0.21
                                             _____________    ____________
  Shares outstanding                                11,627          12,015

Dividends per share:

  Common Stock                              $          --    $         .05
  Class B Common Stock                      $          --    $         .05

See Notes to Consolidated Condensed Financial Statements.

                         THE DIXIE GROUP, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                  Three Months Ended
                                            ______________________________

                                              March 27,        March 28,
                                                1999             1998
                                            _____________    _____________
                                            (dollar amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES

    Net income                              $       2,580    $       2,472
    Depreciation and amortization:
    Continuing operations                           6,260            4,529
    Discontinued operations                             -            2,476
    Provision (benefit) for deferred
      income taxes                                      1             (298)
    Gain on property, plant and
      equipment disposals                             ---              (50)
                                            _____________    _____________

                                                    8,841            9,129
    Changes in operating assets and
      liabilities, net of effects
      of business combination                     (17,684)          (5,660)
                                            _____________    _____________
NET CASH (USED) PROVIDED BY
    OPERATING ACTIVITIES                           (8,843)           3,469




CASH FLOWS FROM INVESTING ACTIVITIES

    Net proceeds from sale of
      property, plant, and equipment                  ---              224
    Net proceeds from assets held for sale          9,943              ---
    Purchase of property, plant, and equipment:
      Continuing operations                        (4,745)          (6,414)
   	Discontinued operations                          (657)          (1,083)
    Net cash paid in business combinations        (32,194)             ---
                                            _____________     ____________

NET CASH USED IN INVESTING ACTIVITIES             (27,653)          (7,273)








See Notes to Consolidated Condensed Financial Statements.

                         THE DIXIE GROUP, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            - CONTINUED
                            (UNAUDITED)

                                                  Three Months Ended
                                            ______________________________

                                              March 27,        March 28,
                                                1999             1998
                                            _____________    _____________
                                            (dollar amounts in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES

    Net increase in credit line
      borrowings                                   36,612            5,179
    Payments on term loan                          (1,500)            (625)
    Dividends paid                                    ---             (566)
    Other                                             351              (12)
                                            _____________    _____________
NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                     35,463            3,976




(DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                     (1,033)             172

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                        2,815            1,848
                                            _____________    _____________

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                $       1,782    $       2,020
                                            _____________    _____________
                                            _____________    _____________




SUPPLEMENTAL CASH FLOW INFORMATION

      Interest paid                          $      4,122    $       3,742
                                             ____________    _____________
                                             ____________    _____________

      Income taxes paid, net of
       tax refunds received                  $        967    $         401
                                             ____________    _____________
                                             ____________    _____________



See Notes to Consolidated Condensed Financial Statements.

                                                    THE DIXIE GROUP, INC.
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    (dollars in thousands)


                                        Common
                                         Stock                                                Accumulated
                                          and    Common     Additional             Retained      Other      Common     Total
                                        Class B   Stock      Paid-In               Earnings  Comprehensive Stock In Stockholders'
                                         Stock  Subscribed    Capital     Other    (Deficit)    Income     Treasury    Equity


BALANCE AT DECEMBER 26, 1998           $44,421    $1,720    $134,720    $(4,435)  $(19,850)   $   (799)    $(55,787)  $ 99,990
Common Stock acquired for treasury -
   800 shares                                                                                                    (6)        (6)
Common Stock sold under stock
   option and restricted stock grant
   plan - 2,250 shares                       7                     7                                                        14
Net income for the year                                                              2,580                               2,580

BALANCE AT MARCH 27, 1999              $44,428    $1,720    $134,727    $(4,435)  $(17,270)   $   (799)    $(55,793)  $102,578



See notes to consolidated financial statements.





                          THE DIXIE GROUP, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED)
           (dollar amounts in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements which do not include all of the information and footnotes required in annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 27, 1999 are not necessarily indicative of the results that may be expected for the entire year.

Discontinued Operations: Financial statements for 1998 have been restated to report results of discontinued operations separately from results of continuing operations. Disclosures included herein pertain to the Company's continuing operations unless noted otherwise. A portion of interest cost not attributable to any specific operation of the Company is allocated to discontinued operations based on the ratio of net assets discontinued to the sum of consolidated net assets plus consolidated debt (exclusive of debt attributable to specific operations).

Credit and Market Risk: For the periods presented, the Company sold floorcovering to a wide variety of manufacturers and retailers located primarily throughout the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. An allowance for doubtful accounts is maintained at a level which management believes is sufficient to cover potential credit losses including potential losses on receivables sold. The Company invests its excess cash in short-term investments and has not experienced any losses on those investments.

NOTE B - INVENTORIES

Substantially all inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market. Inventories are summarized as follows:
                                            March 27,      December 26,
                                              1999             1998
                                          _____________    ____________
      At current cost:
       Raw materials                      $      21,690    $     21,424
       Work-in-process                           21,393          11,636
       Finished goods                            43,328          34,796
       Supplies, repair parts, and other          2,265           1,631
                                          _____________    ____________
                                                 88,676          69,487
      LIFO value over current cost                2,548           3,184
                                          _____________    ____________
                                          $      91,224    $     72,671
                                          _____________    ____________
                                          _____________    ____________




NOTE C - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                   March 27,      March 28,
1999 1998

Income from continuing operations (1)              $ 2,580         $ 2,246
Income from discontinued operations (1)                  -             226
Net income                                         $ 2,580         $ 2,472
                                                  ________       _________
                                                  ________       _________

Denominator for calculation of
  basic earnings per share -
  weighted average shares (2)                       11,282          11,259

Effect of dilutive securities:
  Stock options                                        200             507
  Stock subscriptions                                  145             249

Denominator for calculation of
  diluted earnings per share -
  weighted average shares adjusted
  for potential dilution (3)                        11,627          12,015


Basic Earnings per share:
  Income from continuing operations         $         0.23   $        0.20
  Income from discontinued operations                    -            0.02
  Net Earnings                              $         0.23   $        0.22
                                             _____________    ____________

Diluted Earnings per share:
  Income from continuing operations         $         0.22   $        0.19
  Income from discontinued operations                    -            0.02
  Net Earnings                              $         0.22   $        0.21
                                             _____________    ____________


Dividends per share:
  Common Stock                              $          --    $         .05
  Class B Common Stock                      $          --    $         .05


(1) No adjustments needed for diluted calculation.
(2) Includes Common and Class B Common shares in thousands.
(3) Because their effects are anti-dilutive, excludes shares issuable pursuant to certain grants under stock option, stock subscription, and restricted stock plans whose grant price was greater than the average market price of common shares outstanding during the periods presented and the assumed conversion of subordinated debentures into shares of Common Stock as follows: 2,634 shares in 1999 and 1,737 shares in 1998.



NOTE D - LONG TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:
                                                March 27,      December 26,
                                                  1999            1998
Senior indebtedness:
  Credit line borrowings                        $ 50,612        $ 14,000
  Term loan                                       55,500          57,000
  Other                                              954             611
Total senior indebtedness                        107,066          71,611
Subordinated notes                                50,000          50,000
Convertible subordinated debentures               42,237          42,237
Total long-term debt                             199,303         163,848
Less current portion                             (9,582)          (9,645)
Total long-term debt (less current
  portion)                                      $189,721        $154,203


On March 31, 1998, the Company entered into a new unsecured revolving credit and term-loan facility with its principal senior lenders. The new credit facility provides for revolving credit of up to $100.0 million through a five-year commitment period and a $60.0 million, seven-year term-loan. The new agreement contains financial covenants relating to minimum net worth, the ratio of debt to capitalization, payment of dividends, and certain other financial ratios. Interest rates available under the facility may be selected by the Company from a number of options which effectively allow for borrowing at rates equal to or lower than the greater of the lender's prime rate, or the federal funds rate plus .5% per annum. Commitment fees, ranging from .25% to .375% per annum on the revolving credit line are payable on the average daily unused balance of the revolving credit facility.

On April 2, 1998, the Company completed an agreement with the Development Authority of Lafayette, Georgia to obtain up to $7.0 million from the Authority under a development bond issuance. Amounts received by the Company are secured by a letter of credit issued by the Company's lead lender in favor of the Development Authority. The value of the letter of credit reduces the Company's availability under its revolving credit and term-loan facility. The proceeds were used to finance the real property and machinery and equipment needs of the Company's synthetic materials recycling center under development in Lafayette, Georgia.

The Company's subordinated notes are unsecured, bear interest at 9.96% payable semiannually, and are due in semiannual installments of $2,381 beginning February 1, 2000.

The Company's convertible subordinated debentures bear interest at 7% payable semiannually, are due in 2012, and are convertible by the holder into shares of Common Stock of the Company at an effective conversion price of $32.30 per share, subject to adjustment under certain circumstances. Mandatory sinking fund payments, which commenced May 15, 1998, will retire $2,500 principal amount of the debentures annually and approximately 70% of the debentures prior to maturity. The convertible debentures are subordinated in right of payment to all other indebtedness of the Company.



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

As of March 27, 1999, the most restrictive covenants under the revolving credit and term-loan agreement limit available borrowing capacity to $11,041.


NOTE E - BUSINESS COMBINATION

In early 1999, the Company acquired the assets and assumed certain liabilities of Multitex Corporation of America, Inc. ("Multitex"), a Dalton, Georgia carpet and carpet yarn producer for approximately $30,444 in cash, plus future payments keyed to revenue growth. The acquisition was accounted for as a purchase effective January 8, 1999, and accordingly, the results of operations of Multitex subsequent to January 8, 1999 are included in the Company's consolidated financial statements. The total purchase price of $30,444 was allocated to the net assets acquired based on their estimated fair market values.

A summary of the net assets acquired as of the purchase data is as follows:


Current Assets                                 $18,170
Property, Plant and Equipment                   20,295
Other Non-Current Assets                           470
Current Liabilities                             (8,491)
   Net assets acquired                         $30,444


The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of Multitex had occurred at the beginning of 1998 after giving effect to certain adjustments, including the elimination of sales between the Company and Multitex and related profit, adjustments for interest expense on debt to finance the acquisition, depreciation expense on adjusted fixed asset values and related income taxes. The pro forma results are presented for comparative purposes only and do not purport to be indicative of future results or of the results that would have occurred had the acquisition taken place at the beginning of 1998. Pro forma information is not presented for the current year, as the effects of the pro forma adjustments are not material.






                                               Three months ended
                                                 March 28, 1998

Net sales                                           $142,692
Income from continuing operations                      2,506
Net income                                             2,732

Basic earnings per share:
  Income from continuing operations                     0.22
  Net income                                            0.24

Diluted earnings per share:
  Income from continuing operations                     0.21
  Net income                                            0.23


In early 1999, the Company acquired Graphictech, Inc. ("Graphictech"), a carpet yarn producer for approximately $1,750 in cash. The acquisition was accounted for as a purchase, and accordingly, the results of operations of Graphictech subsequent to the data of acquisition are included in the Company's consolidated financial statements. Pro forma information is not presented, as the effects of the pro forma adjustments are not material.


NOTE F - SEGMENT DATA

The Company has two reportable segments in its continuing operations:
Carpet Manufacturing and Floorcovering Base Materials. Each reportable segment is organized around product similarities. The Company's Carpet Manufacturing segment contains three operating businesses that manufacture and supply carpets and rugs to the manufactured housing and recreational vehicle markets through Carriage Carpets, to home consumers through major retailers under the Bretlin/Globaltex name, to higher-end residential and commercial customers serviced by Masland, and to the specialty carpet yarn market through Candlewick. The Floorcovering Base Materials segment manufactures and sells yarn to external customers and transfers a significant portion of its unit volume to the Company's Carpet Manufacturing segment.

The following table reflects selected operating data relating to the two industries served by the Company:


                                                Quarter Ended
                                           March 27,     March 28,
                                             1999          1998

SALES TO EXTERNAL CUSTOMERS
  Carpet Manufacturing                     $108,132      $ 93,436
  Floorcovering Base Materials               31,806        24,453
  Other                                       1,286           712
Total sales to external customers          $141,224      $118,601




Quarter Ended
                                           March 27,     March 28,
                                             1999          1998

INTERSEGMENTAL SALES
  Carpet Manufacturing                      $ 2,153       $   431
  Floorcovering Base Materials               20,141        14,171
  Other                                       1,905         2,304
Total intersegmental sales                  $24,199       $16,906


OPERATING PROFIT (E.B.I.T.)
  Carpet Manufacturing                       $6,390        $5,280
  Floorcovering Base Materials                1,216           920
  Other                                          14            20
Total operating profit (E.B.I.T.)             7,620         6,220
Interest expense                              3,346         2,579
Consolidated income before income taxes
  from continuing operations	                $4,274        $3,641



Quarter Ended
                                           March 27,    December 26,
                                             1999          1998
IDENTIFABLE ASSETS
  Carpet Manufacturing                    $249,694       $229,900
  Floorcovering Base Materials              74,568         54,348
  Other                                     23,682         22,890
  Net assets held for sale                  67,565         67,508
Total consolidated assets                 $415,509       $374,646



NOTE G - RECENT EVENTS

On April 26, 1999, the Company announced that it would make additional investments totaling $20.0 million to expand the Company's capability in filament carpet yarn extrusion over the next 18 months. Additionally, the Company reported that it has signed an agreement with Mohawk Industries to sell the Company's Ulmer, South Carolina, carpet yarn spinning facility for $10.0 million. The yarn spinning facility being sold was recently acquired as part of the Company's purchase of Multitex.




PART I - ITEM 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is presented to update the discussion of results of operations and financial condition included in the Company's 1998 Annual Report. (dollar amounts in thousands, except per share data)


RESULTS OF OPERATIONS


The Company reported net income for the quarter ended March 27, 1999 of $2,580, or $.22 per diluted share, on sales of $141,224. Results for the 1998 comparable period included net income from continuing operations of $2,246, or $.19 per diluted share, on sales of $118,601. This is an increase of $22,623 or 19% in sales and an increase of $334 or 15% in income from continuing operations from the first quarter of 1998.

Sales increased over 1998 in all of the Company's continuing operations led by the acquisition of Globaltex Carpets, a division of Multitex, in January 1999. The income growth was caused by improved productivity resulting in higher operating margins in the Company's existing businesses versus last year and came despite higher interest expense and other costs associated with the Company's recent acquisitions.

The Company has two reportable segments in its continuing operations:
Carpet Manufacturing and Floorcovering Base Materials. Each reportable segment is organized around product similarities. The Company's Carpet Manufacturing segment contains three operating businesses that manufacture and supply carpets and rugs to the factory-built housing and recreational vehicle markets through Carriage Carpets, to home consumers through major retailers under the Bretlin/Globaltex name, to higher-end residential and commercial customers serviced by Masland, and to the specialty carpet yarn market through Candlewick. The Floorcovering Base Materials segment manufactures and sells yarn to external customers and sells a significant portion of its unit volume to the Company's Carpet Manufacturing segment.

The following table reflects selected operating data relating to the two industries served by the Company:


                                                Quarter Ended
                                           March 27,     March 28,
                                             1999          1998

SALES
  Carpet Manufacturing                     $110,285      $ 93,867
  Floorcovering Base Materials               51,947        38,627
  Eliminations and Other                    (21,008)      (13,893)
Total sales                                $141,224      $118,601




                                                Quarter Ended
                                           March 27,     March 28,
                                             1999          1998

OPERATING PROFIT (E.B.I.T.)
  Carpet Manufacturing                      $6,390        $5,280
  Floorcovering Base Materials               1,216           920
  Other                                         14            20
Total operating profit (E.B.I.T.)           $7,620        $6,220



Sales in the Company's Carpet Manufacturing segment for the quarter ended March 27, 1999 were $110,285, an increase of $16,528 or 17.5% over the comparable period in 1998. The increase was a result of increased volume resulting from the Multitex acquisition in January 1999. Operating profits in the Carpet Manufacturing segment were $6,390 in the first quarter of 1999 compared with $5,280 in the first quarter of 1998. The profitability increase was a result of the sales volume increase and improved productivity.

Sales in the Company's Floorcovering Base Materials segment for the quarter ended March 27, 1999 were $51,947, an increase of $13,320 or 34.5% over the comparable period in 1998. The increase was a result of increased volume primarily resulting from the Multitex acquisition in January 1999. Operating profits in the Floorcovering Base Materials segment were $1,216 in the first quarter of 1999 compared with $920 in the first quarter of 1998. The profitability increase was a result of the sales volume increase and improved productivity.

Selling and administrative expenses were $20,475, or 14.5% of sales, in the first quarter of 1999 compared with $16,765, or 14.1% of sales, in the first quarter of 1998. The increase resulted from higher selling expenses associated with the sales volume increases and acquisition expenses.

Interest expense was $3,346 which was an increase of $767 or 29.7% over the comparable period in 1998 due to the increase in debt caused by the acquisition of Multitex.



LIQUIDITY AND CAPITAL RESOURCES


During the first three months of 1999, the Company's long-term debt increased $35,463 from the 1998 year-end level. The increase resulted from expenditures of $5,402 for property, plant and equipment, $8,843 of funds used by operating activities and $30,444 and $1,750 for the purchases of Multitex and Graphictech, respectively, net of $9,943 of proceeds from assets held for sale.






On March 31, 1998, the Company entered into a new unsecured revolving credit and term-loan facility with its principal senior lenders. The new credit facility provides for revolving credit of up to $100.0 million through a five-year commitment period and a $60.0 million, seven-year term-loan. The new agreement contains financial covenants relating to minimum net worth, the ratio of debt to capitalization, payment of dividends, and certain other financial ratios. Interest rates available under the facility may be selected by the Company from a number of options which effectively allow for borrowing at rates equal to or lower than the greater of the lender's prime rate, or the federal funds rate plus .5% per annum. Commitment fees, ranging from .25% to .375% per annum on the revolving credit line are payable on the average daily unused balance of the revolving credit facility.

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

On April 26, 1999, the Company announced that it would make additional investments totaling $20.0 million to expand the Company's capability in filament carpet yarn extrusion over the next 18 months. Additionally, the Company reported that it has signed an agreement with Mohawk Industries to sell the Company's Ulmer, South Carolina, carpet yarn spinning facility for $10.0 million. The yarn spinning facility being sold was recently acquired as part of the Company's purchase of Multitex. Funds for the additional investments are anticipated to be provided for by the sale of the Company's remaining textile/apparel assets and the sale of the Company's Ulmer, South Carolina facility, cash flow from operations and, if necessary, from borrowing on the Company's lines of credit.

The new revolving credit and term-loan facility increased the Company's borrowing capacity by approximately $50.0 million. Available unused borrowing capacity under the new revolving credit and term-loan agreement was $11,041 at March 27, 1999. The Company considers its unused debt availability and operating cash flows to be adequate to fund its anticipated liquidity needs, which include increased amounts for capital expenditures to support sales growth and market needs.



YEAR 2000 SYSTEMS ISSUES

The Company believes it has identified all its information technology systems that were not year 2000 compliant. Incidental to year 2000 issues, the Company developed a plan for the conversion of its hardware platform and the acquisition or development of business process software to be utilized and centrally maintained across each of its operating businesses. Each of these new systems is designed to be year 2000 compliant. Certain modules are due for implementation in the second and third quarters of 1999. Those non-compliant applications, which will not be implemented before year 2000, are in the process of modifications for year 2000 compliance. The majority of the modifications have been completed and the remainder is expected to be completed and tested by mid-1999.

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

Incremental costs associated with all aspects of year 2000 assessment and remediation were less than $200 in 1998 and the Company has spent approximately $25 in the first quarter of 1999. The Company has not deferred any information technology projects as a result of personnel or financial resource allocation toward year 2000 compliance issues.

Based on the overall state of readiness, the Company feels it is reasonably unlikely that any material impact will result from non-compliant information technology systems issues that are within the Company's control. Non-compliance resulting in service interruptions by electrical power service providers would result in the worse case for the Company due to its dependency on electrical sourcing for productive output.

The Company has not developed a formal contingency plan due to its state of readiness. Progress will continue to be monitored by management and plans altered if deemed appropriate.



PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

       (i)  Exhibits Incorporated by Reference

            None.

       (ii) Exhibits Filed with this Report

            (10) Asset Purchase Agreement dated January 8, 1999, by and between Multitex  Corporation of America and The Dixie
                 Group, Inc.

    (b) Reports on Form 8-K

        No reports on Form 8-K have been filed by the registrant during the three month period ended March 27, 1999.





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



         May 11, 1999
     ____________________

           (Date)



                                     /s/GLENN A. BERRY
                                     __________________________

                                     Glenn A. Berry
                                     Executive Vice President and
                                     Chief Financial Officer




                                     /s/D. EUGENE LASATER
                                     __________________________

                                     D. Eugene Lasater
                                     Controller



                         QUARTERLY REPORT ON FORM 10-Q

                                 ITEM 6(a)

                                 EXHIBITS

                        QUARTER ENDED MARCH 27, 1999

                            THE DIXIE GROUP, INC.

                           CHATTANOOGA, TENNESSEE

                                Exhibit Index

EXHIBIT
  NO.  EXHIBIT DESCRIPTION           	INCORPORATION BY REFERENCE

(10) Asset Purchase Agreement      	Filed herewith.
dated January 8, 1999, by and
between Multitex Corporation
of America and The Dixie Group,
Inc.