Form 10-Q
period 1999-06-26
DIXIE GROUP INC
filed 1999-08-10
CIK 29332

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549



Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 26, 1999

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

     Class                         Outstanding as of July 30, 1999

Common Stock, $3 Par Value                   10,678,249 shares
Class B Common Stock, $3 Par Value              735,228 shares
Class C Common Stock, $3 Par Value                    0 shares


                        THE DIXIE GROUP, INC.

                                INDEX


Part I. Financial Information:                                   Page No.

Consolidated Condensed Balance Sheets --
  June 26, 1999 and December 26, 1998                                3

Consolidated Statements of Income --
  Three and Six Months Ended June 26, 1999
  and June 27, 1998                                                  5

Consolidated Condensed Statements of Cash Flows --
  Six Months Ended June 26, 1999
  and June 27, 1998                                                  6

Consolidated Statement of Stockholder's Equity --
  Three and Six Months Ended June 26, 1999                           8

Notes to Consolidated Condensed Financial Statements                 9

Management's Discussion and Analysis of Results of
  Operations and Financial Condition                                15


Part II.  Other Information:

Item 4 - Submission of Matters to a Vote of Security Holders        19

Item 6 - Exhibits and Reports on Form 8-K                           19


PART I - ITEM 1

FINANCIAL INFORMATION


                             THE DIXIE GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                 June 26,     December 26,
                                                  1999            1998
                                              _____________   ____________
                                              (dollar amounts in thousands)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                   $       2,706   $      2,815
  Accounts receivable (less allowance for
    doubtful accounts of $3,618 in 1999
    and $1,294 in 1998)                              37,275          8,364
  Inventories                                       100,388         72,671
  Net assets held for sale                           10,457         67,508
  Other                                              14,001         14,810
                                              _____________   ____________

                      TOTAL CURRENT ASSETS          164,827        166,168


PROPERTY, PLANT AND EQUIPMENT                       292,215        265,702
  Less accumulated amortization and
    depreciation                                   (129,088)      (120,517)
                                              _____________   ____________

         NET PROPERTY, PLANT AND EQUIPMENT          163,127        145,185

INTANGIBLE ASSETS (less accumulated
  amortization of $5,308 in 1999
    and $4,687 in 1998)                              51,666         52,394

OTHER ASSETS                                         13,221         10,899
                                              _____________   ____________

                              TOTAL ASSETS    $     392,841   $    374,646
                                              _____________   ____________
                                              _____________   ____________











See Notes to Consolidated Condensed Financial Statements.

                        THE DIXIE GROUP, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS
                           (UNAUDITED)

                                                 June 26,     December 26,
                                                  1999            1998
                                              _____________   ____________
                                              (dollar amounts in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                            $      42,776   $     39,264
  Accrued expenses                                   36,094         24,028
  Accrued losses of discontinued operations           9,621         12,649
  Current portion of long-term debt                  10,551          9,645
                                              _____________   ____________
                 TOTAL CURRENT LIABILITIES           99,042         85,586

LONG-TERM DEBT
  Senior indebtedness                                62,081         64,466
  Subordinated notes                                 50,000         50,000
  Convertible subordinated debentures                37,237         39,737
                                              _____________   ____________
                      TOTAL LONG-TERM DEBT          149,318        154,203

OTHER LIABILITIES                                    10,183         11,869
DEFERRED INCOME TAXES                                23,135         22,998

STOCKHOLDERS' EQUITY
  Common Stock ($3 par value per share)
    authorized 80,000,000 shares -
    issued and outstanding,
    14,085,129 shares in 1999 and
    14,071,629 shares in 1998                        42,256         42,215
  Class B Common Stock ($3 par value per share)
    authorized 16,000,000 shares -
    issued and outstanding, 735,228 shares
    in 1999 and 1998                                  2,206          2,206
  Common Stock Subscribed - 758,639 shares
    in 1999 and 573,463 shares in 1998                2,276          1,720
  Additional paid-in capital                        135,731        134,720
  Stock subscriptions receivable                     (5,241)        (3,719)
  Unearned stock compensation                          (676)          (716)
  Accumulated deficit                                (8,791)       (19,850)
  Accumulated other comprehensive income               (799)          (799)
                                              _____________   ____________
                                                    166,962        155,777
  Less Common Stock in treasury at cost -
    3,444,500 shares in 1999 and
    3,442,900 shares in 1998                        (55,799)       (55,787)
                                              _____________   ____________
                TOTAL STOCKHOLDERS' EQUITY          111,163         99,990
                                              _____________   ____________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $     392,841   $    374,646
                                              _____________   ____________
                                              _____________   ____________




See Notes to Consolidated Condensed Financial Statements.

                               THE DIXIE GROUP, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)

                                        Three Months Ended            Six Months Ended
                                      _______________________        ____________________

                                        June 26,     June 27,       June 26,     June 27,
                                          1999         1998           1999         1998
                                        ________     _______        ________     ________
                                      (dollar amounts in thousands, except per share data)
Net sales                             $  152,113   $  130,489      $  293,337   $ 249,090
Cost of sales                            119,094      102,945         231,108     197,586
                                       _________    _________       _________    ________
                     GROSS PROFIT         33,019       27,544          62,229      51,504

Selling and administrative expenses       21,889       18,336          42,359      35,101
Other expense - net                        1,020        1,105           2,140       2,080
                                       _________    _________       _________    ________
    INCOME BEFORE INTEREST AND TAXES      10,110        8,103          17,730      14,323

Interest expense                           3,453        2,749           6,799       5,328
                                       _________    _________       _________    ________
    INCOME BEFORE INCOME TAXES             6,657        5,354          10,931       8,995

Income tax provision                       2,597        2,012           4,291       3,407
                                       _________    _________       _________    ________
Income from Continuing Operations     $    4,060   $    3,342      $    6,640   $   5,588
Loss from Discontinued Operations              -         (633)              -        (407)
Income (loss) from Disposal of
  Discontinued Operations                  4,419      (14,717)          4,419     (14,717)
Net Income (loss)                     $    8,479   $  (12,008)     $   11,059   $  (9,536)
                                       _________    __________      _________    _________
                                       _________    __________      _________    _________

Earnings per Share:
Basic Earnings per share:
  Income from continuing operations   $     0.36    $    0.30       $    0.59   $    0.50
  Loss from discontinued operations            -        (0.06)              -       (0.04)
  Income (loss) from disposal of
    discontinued operations            _____0.39        (1.31)           0.39       (1.31)
  Net Income (loss)                   $_____0.75    $   (1.07)      $    0.98   $    (.85)
                                       _________     ________        ________    _________
  Shares outstanding                      11,281       11,266          11,282      11,262

Diluted Earnings per share:
  Income from continuing operations   $     0.35    $    0.28       $    0.57   $    0.47
  Loss from discontinued operations            -        (0.06)              -       (0.04)
  Income (loss) from disposal of
    discontinued operations            _____0.37        (1.22)           0.37       (1.22)
  Net Income (loss)                   $_____0.72    $   (1.00)      $    0.94   $   (0.79)
                                       _________     ________        ________    _________
  Shares outstanding                      11,716       12,066          11,672      12,041

Dividends per share:

  Common Stock                        $       --    $     .05              --         .10
  Class B Common Stock                $       --    $     .05              --         .10


See Notes to Consolidated Condensed Financial Statements.

                         THE DIXIE GROUP, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                   Six Months Ended
                                            ______________________________

                                              June 26,        June 27,
                                                1999             1998
                                            _____________    _____________
                                            (dollar amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES

    Net income (loss)                       $      11,059    $      (9,536)
    Adjustments to reconcile net income
      (loss) to net cash provided by
       operating activities of continuing
       operations:
       (Income) loss on disposal of
         discontinued operations                   (4,419)          14,717
    Depreciation and amortization                  12,071           12,473
    (Benefit) provision for deferred
      income taxes                                 (1,263)             366
    Loss on property, plant and
      equipment disposals                             ---              293
                                              ___________      ___________

                                                   17,448           18,313
    Changes in operating assets and
      liabilities including discontinued
      operations, net of effects of
      business combination                        (11,558)          (4,321)
                                              ___________      ___________

NET CASH PROVIDED BY OPERATING ACTIVITIES           5,890           13,992




CASH FLOWS FROM INVESTING ACTIVITIES

    Net proceeds from sale of
      property, plant, and equipment                  ---              203
    Net proceeds from assets held for sale         47,396              ---
    Purchase of property, plant, and equipment    (17,296)         (16,698)
    Net cash paid in business combinations        (32,194)             ---
                                              ___________       __________

NET CASH USED IN INVESTING ACTIVITIES              (2,094)         (16,495)












See Notes to Consolidated Condensed Financial Statements.

                         THE DIXIE GROUP, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            - CONTINUED
                            (UNAUDITED)

                                                   Six Months Ended
                                            ______________________________

                                              June 26,        June 27,
                                                1999             1998
                                            _____________    _____________
                                            (dollar amounts in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES

    Net increase in credit
      line borrowings                               1,280            8,474
    Payments on subordinated debentures            (2,500)          (2,545)
    Payments on term loan                          (3,000)            (625)
    Dividends paid                                    ---           (1,134)
    Other                                             315               41
                                              ___________      ___________
NET CASH (USED) PROVIDED BY FINANCING
    ACTIVITIES OF CONTINUING OPERATIONS            (3,905)           4,211




(DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                      (109)            1,708

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                        2,815            1,848
                                              ___________      ___________

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                $       2,706    $       3,556
                                              ___________      ___________
                                              ___________      ___________





SUPPLEMENTAL CASH FLOW INFORMATION

      Interest paid                          $      7,380    $       6,038
                                               __________      ___________
                                               __________      ___________

      Income taxes paid, net of
       tax refunds received                  $      4,723    $       1,641
                                               __________      ___________
                                               __________      ___________



See Notes to Consolidated Condensed Financial Statements.

                                                    THE DIXIE GROUP, INC.
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    (dollar amounts in thousands)


                                        Common
                                         Stock                                                Accumulated
                                          and    Common     Additional             Retained      Other      Common     Total
                                        Class B   Stock      Paid-In               Earnings  Comprehensive Stock In Stockholders'
                                         Stock  Subscribed    Capital     Other    (Deficit)    Income     Treasury    Equity


BALANCE AT DECEMBER 26, 1998           $44,421    $1,720    $134,720    $(4,435)  $(19,850)   $   (799)    $(55,787)  $ 99,990

Common Stock acquired for treasury -
   800 shares                                                                                                    (6)        (6)
Common Stock sold under stock
   option and restricted stock grant
   plan - 2,250 shares                       7                     7                                                        14
Net income for the quarter                                                           2,580                               2,580

BALANCE AT MARCH 27, 1999              $44,428    $1,720    $134,727    $(4,435)  $(17,270)   $   (799)    $(55,793)  $102,578

Common Stock acquired for treasury -
   800 shares                                                                                                    (6)        (6)
Common Stock sold under stock
   option and restricted stock grant
   plan - 11,250 shares                     34                    38                                                        72
Common Stock subscribed -
   185,176 shares                                    556         966     (1,522)                                           ---
Amortization of restricted
   stock grants                                                              40                                             40
Net income for the quarter                                                           8,479                               8,479

BALANCE AT JUNE 26, 1999               $44,462    $2,276    $135,731    $(5,917)   $(8,791)   $   (799)    $(55,799)  $111,163

See notes to consolidated financial statements.





                          THE DIXIE GROUP, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED)
           (dollar amounts in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements which do not include all of the information and footnotes required in annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 26, 1999 are not necessarily indicative of the results that may be expected for the entire year.

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

Credit and Market Risk: For the periods presented, the Company sold floorcovering products to a wide variety of manufacturers and retailers located primarily throughout the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. An allowance for doubtful accounts is maintained at a level which management believes is sufficient to cover potential credit losses including potential losses on receivables sold. The Company invests its excess cash in short-term investments and has not experienced any losses on those investments.


NOTE B - INVENTORIES

Substantially all inventories are stated at the lower of cost, determined by the last-in, first-out (LIFO) method, or market. Inventories are summarized as follows:

                                            June 26,      December 26,
                                              1999             1998
                                          _____________    ____________

      At current cost:
       Raw materials                      $      31,464    $     21,424
       Work-in-process                           20,236          11,636
       Finished goods                            44,600          34,796
       Supplies, repair parts, and other          1,570           1,631
                                           ____________     ___________
                                                 97,870          69,487
      LIFO value over current cost                2,518           3,184
                                           ____________     ___________
                                          $     100,388    $     72,671
                                           ____________     ___________
                                           ____________     ___________




NOTE C - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                       Three Months Ended  Six Months Ended
                                       __________________  ________________

                                        June 26, June 27,  June 26, June 27
                                         1999     1998      1999      1998

Income from continuing operations(1)    $ 4,060 $  3,342   $ 6,640 $ 5,588
(Loss) from discontinued operations(1)        -     (633)        -    (407)
Income (loss) from disposal of
  discontinued operations(1)             _4,419  (14,717)   _4,419  14,717
Net income (loss)                       $ 8,479 $(12,008)  $11,059 $(9,536)
                                         _______ _______    ______  _______
                                         _______ _______    ______  _______

Denominator for calculation of
  basic earnings per share -
  weighted average shares(2)             11,281   11,266   11,282  11,262

Effect of dilutive securities:
  Stock options                             266      542      233     525
  Stock subscriptions                       169      258      157     254

Denominator for calculation of
  diluted earnings per share -
  weighted average shares adjusted
  for potential dilution(3)              11,716   12,066   11,672  12,041


Basic Earnings per share:
  Income from continuing operations     $  0.36  $  0.30  $  0.59 $   .50
  Loss from discontinued operations           -    (0.06)       -    (.04)
  Income (loss) from disposal of
    discontinued operations                0.39    (1.31)    0.39   (1.31)
  Net Income (loss)                     $  0.75  $ (1.07) $  0.98 $ (0.85)
                                         _______  _______  _______ _______
                                         _______  _______  _______ _______

Diluted Earnings per share:
  Income from continuing operations     $  0.35  $   0.28  $  0.57 $  0.47
  Loss from discontinued operations           -  $  (0.06)       -   (0.04)
  Income (loss) from disposal of
    discontinued operations                0.37     (1.22)    0.37   (1.22)
  Net Income (loss)                     $__0.72  $  (1.00) $  0.94 $ (0.79)
                                        _______   ________ _______ ________


Dividends per share:
  Common Stock                          $    --  $    .05  $    -- $   .10
  Class B Common Stock                  $    --  $    .05  $    -- $   .10


(1) No adjustments needed for diluted calculation.
(2) Includes Common and Class B Common shares in thousands.
(3) Because their effects are anti-dilutive, this calculation excludes shares issuable pursuant to certain grants under stock option, stock subscription, and restricted stock plans whose grant price was greater than the average market price of common shares outstanding during the periods presented and the assumed conversion of subordinated debentures into shares of Common Stock as follows: 1,956 shares in 1999 and 1,737 shares in 1998.



NOTE D - LONG TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

                                                June 26,      December 26,
                                                  1999            1998
Senior indebtedness:
  Credit line borrowings                        $ 15,280        $ 14,000
  Term loan                                       54,000          57,000
  Other                                              852             611
Total senior indebtedness                         70,131          71,611
Subordinated notes                                50,000          50,000
Convertible subordinated debentures               39,737          42,237
Total long-term debt                             159,869         163,848
Less current portion                             (10,551)         (9,645)
Total long-term debt (less current portion)     $149,318        $154,203

On March 31, 1998, the Company entered into a new unsecured revolving credit and term-loan facility with its principal senior lenders. This credit facility provides for revolving credit of up to $100.0 million through a five-year commitment period and a $60.0 million, seven-year term-loan. The agreement contains financial covenants relating to minimum net worth, the ratio of debt to capitalization, payment of dividends, and certain other financial ratios. Interest rates available under the facility may be selected by the Company from a number of options which effectively allow for borrowing at rates equal to or lower than the greater of the lender's prime rate, or the federal funds rate plus .5% per annum. Commitment fees, ranging from .25% to .375% per annum on the revolving credit line are payable on the average daily unused balance of the revolving credit facility.

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

As of June 26, 1999, the most restrictive covenants under the revolving credit and term-loan agreement limit available borrowing capacity to $46.5 million.


NOTE E - DISCONTINUED OPERATIONS

In the second quarter of 1999, the Company finalized the sale of its specialty yarns operations completing the disposal of its textile products business segment discontinued in 1998. In connection therewith, the Company recognized a gain on disposal of $4,419 (net of related income taxes of $2,825). The gain resulted from favorable adjustments to amounts accrued at the end of the preceding year for estimated future operating results, including related exit costs, of the discontinued segment through the disposal date. The textile products business segment had pretax operating income, exclusive of exit costs, of $2,659 from the beginning of 1999 through the disposal date, versus a previously accrued estimated loss of $2,600.

Proceeds from disposal of the textile products business segment received in 1999 through June 26, 1999 amounted to $47,396 of cash, excluding account receivables, account payables and accrued expenses retained by the Company. Additionally, the Company received an $8,000 face value note from one of the purchasers. The note matures in 2003, has a stated interest rate of 10.5% with interest payable monthly and is subordinated to the maker's senior indebtedness. The value of the note included in the proceeds was estimated to be $5,049 with an effective discount rate of 25%.

At June 26, 1999, the remaining assets of the textile products business segment consisted of accounts receivable of $10,141; and liabilities consisted of accounts payable and accrued expenses of $12,675.


NOTE F - BUSINESS COMBINATION

In early 1999, the Company acquired the assets and assumed certain liabilities of Multitex Corporation of America, Inc. ("Multitex"), a Dalton, Georgia carpet and carpet yarn producer, for approximately $30,444 cash, plus future payments keyed to revenue growth. The acquisition was accounted for as a purchase effective January 8, 1999, and accordingly, the results of operations of Multitex subsequent to January 8, 1999 are included in the Company's consolidated financial statements. The total purchase price of $30,444 was allocated to the net assets acquired based on their estimated fair market values.

A summary of the net assets acquired as of the purchase date is as follows:


Current Assets                                 $18,170
Property, Plant and Equipment                   20,295
Other Non-Current Assets                           470
Current Liabilities                             (8,491)
   Net assets acquired                         $30,444


The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of Multitex had occurred at the beginning of 1998 after giving effect to certain adjustments, including the elimination of sales between the Company and Multitex and related profit, adjustments for interest expense on debt to finance the acquisition, depreciation expense on adjusted fixed asset values and income taxes. The pro forma results are presented for comparative purposes only and do not purport to be indicative of future results or of the results that would have occurred had the acquisition taken place at the beginning of 1998.
Pro forma information is not presented for the current year, as the effects of the pro forma adjustments are not material.





                                     Three months ended    Six months ended
                                        June 27, 1998       June 27, 1998

Net sales                                   $149,271            $291,963
Income from continuing operations              3,319               5,825
Net loss                                     (12,031)             (9,299)

Basic earnings per share:
  Income from continuing operations             0.29                0.52
  Net loss                                     (1.07)              (0.83)

Diluted earnings per share:
  Income from continuing operations             0.28                0.48
  Net loss                                     (1.00)              (0.77)


NOTE G - SEGMENT DATA

The Company has two reportable segments in its continuing operations:
Carpet Manufacturing and Floorcovering Base Materials. Each reportable segment is organized around product similarities. The Company's Carpet Manufacturing segment contains three operating businesses that manufacture and supply carpets and rugs to the manufactured housing and recreational vehicle markets through Carriage Carpets, to home consumers through major retailers under the Bretlin/Globaltex name and to higher-end residential and commercial customers serviced by Masland. The Floorcovering Base Materials segment manufactures and sells specialty carpet yarn through Candlewick to external customers and transfers a significant portion of its unit volume to the Company's Carpet Manufacturing segment.

The following table reflects selected operating data relating to the two industries served by the Company:



                                   Three Months Ended    Six Months Ended
                                   June 26,  June 27,    June 26, June 27,
                                     1999      1998        1999     1998


SALES TO EXTERNAL CUSTOMERS
  Carpet Manufacturing            $116,749   105,675     $224,881  $199,111
  Floorcovering Base Materials      34,678    24,136       66,484    48,592
  Other                            ____686   ____678      __1,972   __1,387
Total sales to external customers $152,113  $130,489     $293,337  $249,090


INTERSEGMENTAL SALES
  Carpet Manufacturing            $  1,791       242     $  3,944  $    673
  Floorcovering Base Materials      26,900    17,082       47,041    31,253
  Other                            __2,778   __2,732        4,683     5,036
Total intersegmental sales        $ 31,469  $ 20,056     $ 55,668  $ 36,962


OPERATING PROFIT (E.B.I.T.)
  Carpet Manufacturing            $  8,531  $  7,206     $ 14,921  $ 12,486
  Floorcovering Base Materials       1,561       908        2,777     1,828
  Other                            _____18   ____(11)     _____32   ______9
Total operating profit (E.B.I.T.)   10,110     8,103       17,730    14,323
Interest expense                   __3,453   __2,749      __6,799   __5,328
Consolidated income before income
  taxes from continuing operations $ 6,657  $  5,354     $ 10,931  $  8,995






                                                  As of
                                           June 26,    December 26,
                                             1999          1998
IDENTIFIABLE ASSETS
  Carpet Manufacturing                    $279,214       $229,900
  Floorcovering Base Materials              73,217         54,348
  Other                                     29,953         22,890
  Net assets held for sale                 _10,457        _67,508
Total consolidated assets                 $392,841       $374,646



NOTE H - RECENT EVENTS

On April 26, 1999, the Company announced that it would make additional investments totaling $20.0 million to expand the Company's capability in filament carpet yarn extrusion over the next 18 months. Additionally, on July 23, 1999, the Company sold to Mohawk Industries the Company's Ulmer, South Carolina, carpet yarn spinning facility for approximately $10.0 million. The yarn spinning facility being sold was recently acquired as part of the Company's purchase of Multitex and is reported on the Consolidated Condensed Balance Sheet as of June 26, 1999, as Assets Held for Sale.



PART I - ITEM 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is presented to update the discussion of results of operations and financial condition included in the Company's 1998 Annual Report (dollar amounts in thousands, except per share data).


RESULTS OF OPERATIONS


Quarter Ended June 26, 1999 Compared to Quarter Ended June 27, 1998


The Company reported net income for the quarter ended June 26, 1999 of $8,479, or $.72 per diluted share, on sales of $152,113. Results for the 1998 comparable period included a net loss of $12,008, or $1.00 per diluted share, on sales of $130,489. The quarter ended June 26, 1999 includes a net gain of $4,419, or $0.37 per diluted share, from the disposal of the Company's Textile segment. The quarter ended June 27, 1998 included a net loss from discontinued operations of $633, or $0.06 per diluted share, and a net loss of $14,717, or $1.22 per diluted share, on the disposal of the Company's Textile segment.

Sales increased over 1998 in most of the Company's continuing operations led by the acquisition of Globaltex Carpets, a division of Multitex, in January 1999. The income growth was caused by improved productivity resulting in higher operating margins in the Company's existing businesses versus last year; despite higher interest expense and other costs associated with the Company's acquisitions.

The Company has two reportable segments in its continuing operations:
Carpet Manufacturing and Floorcovering Base Materials. Each reportable segment is organized around product similarities. The Company's Carpet Manufacturing segment contains three operating businesses that manufacture and supply carpets and rugs to: the factory-built housing and recreational vehicle markets through Carriage Carpets; to home consumers through major retailers under the Bretlin/Globaltex name and to higher-end residential and commercial customers serviced by Masland. The Floorcovering Base Materials segment manufactures and sells specialty carpet yarn through Candlewick to external customers and sells a significant portion of its unit volume to the Company's Carpet Manufacturing segment.

The following table reflects selected operating data relating to the two industries served by the Company:


                                            Three Months Ended
                                           June 26,      June 27,
                                             1999          1998

SALES
  Carpet Manufacturing                     $118,540      $105,917
  Floorcovering Base Materials               61,578        41,218
  Eliminations and Other                    (28,005)      (16,646)
Total sales                                $152,113      $130,489


OPERATING PROFIT (E.B.I.T.)
  Carpet Manufacturing                     $  8,531      $  7,206
  Floorcovering Base Materials                1,561           908
  Other                                     _____18           (11)
Total operating profit (E.B.I.T.)          $ 10,110      $  8,103


Sales in the Company's Carpet Manufacturing segment for the quarter ended June 26, 1999 were $118,540, an increase of $12,623, or 11.9%, over the comparable period in 1998. The increase was a result of increased volume resulting from the Multitex acquisition in January 1999. Operating profits in the Carpet Manufacturing segment were $8,531 in the second quarter of 1999 compared with $7,206 in the second quarter of 1998. The profitability increase was a result of the sales volume increase and improved productivity.

Sales in the Company's Floorcovering Base Materials segment for the quarter ended June 26, 1999 were $61,578, an increase of $20,360, or 49.4%, over the comparable period in 1998. The increase was a result of increased volume primarily resulting from the Multitex acquisition in January 1999. Operating profits in the Floorcovering Base Materials segment were $1,561 in the second quarter of 1999 compared with $908 in the second quarter of 1998. The profitability increase was a result of the sales volume increase and improved productivity.

Selling and administrative expenses were $21,889, or 14.4% of sales, in the second quarter of 1999 compared with $18,336, or 14.1% of sales, in the second quarter of 1998. The increase resulted from higher selling expenses associated with the sales volume increases.

Interest expense was $3,453 which was an increase of $704, or 25.6%, over the comparable period in 1998 due to the increase in debt caused by the acquisition of Multitex.



Six Months Ended June 26, 1999 Compared to Six Months Ended June 27, 1998


The Company reported net income for the six months ended June 26, 1999 of $11,059, or $.94 per diluted share, on sales of $293,337. Results for the 1998 comparable period included a net loss of $9,536, or $0.79 per diluted share, on sales of $249,090. The six months ended June 26, 1999 includes a net gain of $4,419, or $0.37 per diluted share, from the disposal of the Company's Textile segment. The six months ended June 27, 1998 included a net loss from discontinued operations of $407, or $0.04 per diluted share, and a net loss of $14,717, or $1.22 per diluted share, on the disposal of the Company's Textile segment.

Sales increased over 1998 in most of the Company's continuing operations primarily led by the acquisition of Globaltex Carpets, a division of Multitex, in January 1999. The income growth was caused by improved productivity resulting in higher operating margins in the Company's existing businesses versus last year and came despite higher interest expense and other costs associated with the Company's acquisitions.

The following table reflects selected operating data relating to the two industries served by the Company:


                                              Six Months Ended
                                           June 26,     June 27,
                                             1999          1998

SALES
  Carpet Manufacturing                     $228,825      $199,784
  Floorcovering Base Materials              113,525        79,845
  Eliminations and Other                    (49,013)      (30,539)
Total sales                                $293,337      $249,090


OPERATING PROFIT (E.B.I.T.)
  Carpet Manufacturing                     $ 14,921      $ 12,486
  Floorcovering Base Materials                2,777         1,828
  Other                                     _____32       ______9
Total operating profit (E.B.I.T.)          $ 17,730      $ 14,323

Sales in the Company's Carpet Manufacturing segment for the six months ended June 26, 1999 were $228,825, an increase of $29,041 or 14.5% over the comparable period in 1998. The increase was a result of increased volume resulting from the Multitex acquisition in January 1999. Operating profits in the Carpet Manufacturing segment were $14,921 in the first six months of 1999 compared with $12,486 in the first six months of 1998. The profitability increase was a result of the sales volume increase and improved productivity.

Sales in the Company's Floorcovering Base Materials segment for the six months ended June 26, 1999 were $113,525, an increase of $33,680 or 42.2% over the comparable period in 1998. The increase was a result of increased volume primarily resulting from the Multitex acquisition in January 1999. Operating profits in the Floorcovering Base Materials segment were $2,777 in the first six months of 1999 compared with $1,828 in the first six months of 1998. The profitability increase was a result of the sales volume increase and improved productivity.

Selling and administrative expenses were $42,359, or 14.4% of sales, in the first six months of 1999 compared with $35,101, or 14.1% of sales, in the first six months of 1998. The increase resulted from higher selling expenses associated with the sales volume increases.

Interest expense was $6,799 which was an increase of $1,471 or 27.6% over the comparable period in 1998 due to the increase in debt caused by the acquisition of Multitex.



LIQUIDITY AND CAPITAL RESOURCES


During the first six months of 1999, the Company's long-term debt decreased $3,979 from the 1998 year-end level. The decrease resulted from cash proceeds received from assets held for sale of $47,396 and cash provided by operating activities of $5,890, net of expenditures of $17,296 for property, plant and equipment and $32,194 for acquisitions.

On March 31, 1998, the Company entered into a new unsecured revolving credit and term-loan facility with its principal senior lenders. This credit facility provides for revolving credit of up to $100.0 million through a five-year commitment period and a $60.0 million, seven-year term-loan. The agreement contains financial covenants relating to minimum net worth, the ratio of debt to capitalization, payment of dividends, and certain other financial ratios. Interest rates available under the facility may be selected by the Company from a number of options which effectively allow for borrowing at rates equal to or lower than the greater of the lender's prime rate, or the federal funds rate plus .5% per annum. Commitment fees, ranging from .25% to .375% per annum on the revolving credit line are payable on the average daily unused balance of the revolving credit facility.

On April 2, 1998, the Company completed an agreement with the Development Authority of LaFayette, Georgia to obtain up to $7.0 million from the Authority under a development bond issuance. Amounts received by the Company are secured by a letter of credit issued by the Company's lead lender in favor of the Development Authority. The value of the letter of credit reduces the Company's availability under its revolving credit and term-loan facility. The proceeds are to be used for financing real property and machinery and equipment needs of the Company's recycling center in LaFayette, Georgia.

On April 26, 1999, the Company announced that it would make additional investments totaling $20.0 million to expand the Company's capability in filament carpet yarn extrusion over the next 18 months. Additionally, on July 23, the Company sold to Mohawk Industries its Ulmer, South Carolina, carpet yarn spinning facility for approximately $10.0 million. The yarn spinning facility being sold was recently acquired as part of the Company's purchase of Multitex. Funds for the additional investments are anticipated to be provided for by the sale of the Company's remaining textile/apparel assets, the sale of the Company's Ulmer, South Carolina facility, cash flow from operations and, if necessary, from borrowing on the Company's lines of credit.

Available unused borrowing capacity under the Company's revolving credit and term-loan agreement was $46.5 million at June 26, 1999. The Company considers its unused debt availability and operating cash flows to be adequate to fund its anticipated liquidity needs, which include increased amounts for capital expenditures to support sales growth and market needs.



YEAR 2000 SYSTEMS ISSUES

The Company believes it has identified all its information technology systems that were not year 2000 compliant. Incidental to year 2000 issues, the Company developed a plan for the conversion of its hardware platform and the acquisition or development of business process software to be utilized and centrally maintained across each of its operating businesses. Each of these new systems is designed to be year 2000 compliant. Certain modules are due for implementation in the second and third quarters of 1999. Those non-compliant applications, which will not be replaced before year 2000, are in the process of modifications for year 2000 compliance. The majority of the modifications have been completed and the remaining modifications are expected to be completed and tested in the third quarter of 1999.

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

Incremental costs associated with all aspects of year 2000 assessment and remediation were less than $200 in 1998 and the Company has spent approximately $50 in the first six months of 1999. The Company does not anticipate a material increase in year 2000 assessment and remediation expenditures in the second half of 1999. The Company has not deferred any information technology projects as a result of personnel or financial resource allocation toward year 2000 compliance issues.

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


PART II. OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders

(a)  The annual meeting of shareholders was held on April 29, 1999.

(b) The meeting was held to consider and vote upon the election of Directors for the following year. All Directors were elected with the results of the vote summarized as follows:


                               FOR        AGAINST     ABSTAIN      TOTAL
                            __________    _______     _______    __________

J. Don Brock                23,158,557     8,476      130,338    23,297,371
Paul K. Brock               23,162,457     4,576      130,338    23,297,371
Lovic A. Brooks, Jr.        23,149,657    17,376      130,338    23,297,371
Daniel K. Frierson          23,162,407     4,626      130,338    23,297,371
Paul K. Frierson            23,162,407     4,626      130,338    23,297,371
William N. Fry, IV          23,163,407     3,626      130,338    23,297,371
John W. Murrey, III         23,160,907     6,126      130,338    23,297,371
Peter L. Smith              23,161,057     5,976      130,338    23,297,371
Robert J. Sudderth, Jr.     23,161,057     5,976      130,338    23,297,371


Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

       (i)  Exhibits Incorporated by Reference

            None.

       (ii) Exhibits Filed with this Report

(10.1)    The Dixie Group, Inc. New Nonqualified Retirement
            Savings Plan effective August 1, 1999
(10.2)    The Dixie Group, Inc. Deferred  Compensation Plan
            Amended and Restated Master Trust Agreement effective as of August 1, 1999
(10.3)    Asset Purchase Agreement dated  as of May 7, 1999
            between R.L. Stowe Mills, Inc. and The Dixie Group, Inc.

    (b) Reports on Form 8-K

        No reports on Form 8-K have been filed by the registrant during the three month period ended June 26, 1999.




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



       August 10, 1999
     ____________________

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

                        QUARTER ENDED JUNE 26, 1999

                            THE DIXIE GROUP, INC.

                           CHATTANOOGA, TENNESSEE


                                Exhibit Index




EXHIBIT
  NO.  EXHIBIT DESCRIPTION      		     INCORPORATION BY REFERENCE


(10.1)  The Dixie Group, Inc. New Nonqualified            Filed herein
        Retirement Savings Plan effective
        August 1, 1999

(10.2)  The Dixie Group, Inc. Deferred                    Filed herein
        Compensation Plan Amended and
        Restated Master Trust Agreement
        Effective as of August 1, 1999

(10.3)  Asset Purchase Agreement dated as of              Filed herein
        May 7, 8, 1999, between R.L. Stowe
        Mills, Inc. and The Dixie Group, Inc.