Form 10-Q
period 1999-09-25
DIXIE GROUP INC
filed 1999-11-09
CIK 29332

                           FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549



Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 25, 1999

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

     Class                         Outstanding as of October 29, 1999

Common Stock, $3 Par Value                   10,817,974 shares
Class B Common Stock, $3 Par Value              795,970 shares
Class C Common Stock, $3 Par Value                    0 shares

                        THE DIXIE GROUP, INC.

                                INDEX



Part I. Financial Information:                                         Page No.


Item 1 - Financial Statements:

Consolidated Condensed Balance Sheets --
  September 25, 1999 and December 26, 1998                                3

Consolidated Statements of Income --
  Three and Nine Months Ended September 25, 1999
  and September 26, 1998                                                  5

Consolidated Condensed Statements of Cash Flows --
  Nine Months Ended September 25, 1999
  and September 26, 1998                                                  6

Consolidated Statement of Stockholder's Equity --
  Three and Nine Months Ended September 25, 1999                          8

Notes to Consolidated Condensed Financial Statements                      9


Item 2 - Management's Discussion and Analysis of Results of
  Operations and Financial Condition                                     16


Item 3 - Quantitative and Qualitative Disclosures About Market Risk      20



Part II.  Other Information:

Item 1 - Legal Proceedings                                               20

Item 2 - Changes in Securities and Use of Proceeds                       20

Item 3 - Defaults Upon Senior Securities                                 20

Item 4 - Submission of Matters to a Vote of Security Holders             20

Item 5 - Other Information                                               20

Item 6 - Exhibits and Reports on Form 8-K                                21

PART I - ITEM 1

FINANCIAL INFORMATION


                             THE DIXIE GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                              September 25,   December 26,
                                                  1999            1998
                                              _____________   ____________
                                              (dollar amounts in thousands)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                   $       7,592   $      2,815
  Accounts receivable (less allowance for
    doubtful accounts of $3,781 in 1999
    and $1,294 in 1998)                              21,851          8,364
  Inventories                                        96,830         72,671
  Net assets held for sale                              457         67,508
  Other                                              16,835         14,810
                                              _____________   ____________

                      TOTAL CURRENT ASSETS          143,565        166,168


PROPERTY, PLANT AND EQUIPMENT                       298,102        265,702
  Less accumulated amortization and
    depreciation                                   (135,714)      (120,517)
                                              _____________   ____________

         NET PROPERTY, PLANT AND EQUIPMENT          162,388        145,185

INTANGIBLE ASSETS (less accumulated
  amortization of $5,788 in 1999
    and $4,687 in 1998)                              51,293         52,394

OTHER ASSETS                                         16,908         10,899
                                              _____________   ____________

                              TOTAL ASSETS    $     374,154   $    374,646
                                              _____________   ____________
                                              _____________   ____________











See Notes to Consolidated Condensed Financial Statements.

                        THE DIXIE GROUP, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS
                           (UNAUDITED)

                                              September 25,   December 26,
                                                  1999            1998
                                              _____________   ____________
                                              (dollar amounts in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                            $      36,441   $     39,264
  Accrued expenses                                   17,231         24,028
  Accrued losses of discontinued operations           8,272         12,649
  Current portion of long-term debt                  18,479          9,645
                                              _____________   ____________
                 TOTAL CURRENT LIABILITIES           80,423         85,586

LONG-TERM DEBT
  Senior indebtedness                                63,495         64,466
  Subordinated notes                                 45,238         50,000
  Convertible subordinated debentures                37,237         39,737
                                              _____________   ____________
                      TOTAL LONG-TERM DEBT          145,970        154,203

OTHER LIABILITIES                                    11,097         11,869
DEFERRED INCOME TAXES                                21,936         22,998

STOCKHOLDERS' EQUITY
  Common Stock ($3 par value per share)
    authorized 80,000,000 shares -
    issued and outstanding,
    14,262,027 shares in 1999 and
    14,071,629 shares in 1998                        42,786         42,215
  Class B Common Stock ($3 par value per share)
    authorized 16,000,000 shares -
    issued and outstanding, 795,970 shares
    in 1999 and 735,228 shares in 1998                2,388          2,206
  Common Stock Subscribed - 242,941 shares
    in 1999 and 573,463 shares in 1998                  729          1,720
  Additional paid-in capital                        133,920        134,720
  Stock subscriptions receivable                     (2,107)        (3,719)
  Unearned stock compensation                          (659)          (716)
  Accumulated deficit                                (5,722)       (19,850)
  Accumulated other comprehensive income               (799)          (799)
                                              _____________   ____________
                                                    170,536        155,777
  Less Common Stock in treasury at cost -
    3,445,503 shares in 1999 and
    3,442,900 shares in 1998                        (55,808)       (55,787)
                                              _____________   ____________
                TOTAL STOCKHOLDERS' EQUITY          114,728         99,990
                                              _____________   ____________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $     374,154   $    374,646
                                              _____________   ____________
                                              _____________   ____________




See Notes to Consolidated Condensed Financial Statements.

                               THE DIXIE GROUP, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)

                                     Three Months Ended            Nine Months Ended
                                 __________________________    __________________________

                                 September 25, September 26,   September 25, September 26,
                                     1999          1998            1999          1998
                                   ________      ________        ________      ________
                                   (dollar amounts in thousands, except per share data)
Net sales                           $142,589     $120,387        $435,926      $369,477
Cost of sales                        111,713       97,560         342,821       295,145
                                    ________     ________        ________      ________
                     GROSS PROFIT     30,876       22,827          93,105        74,332

Selling and administrative expenses   22,267       16,850          64,626        51,951
Other expense - net                      317          919           2,457         2,999
                                    ________     ________        ________      ________
  INCOME BEFORE INTEREST AND TAXES     8,292        5,058          26,022        19,382

Interest expense                       3,173        2,417           9,972         7,745
                                    ________     ________        ________      ________
  INCOME BEFORE INCOME TAXES           5,119        2,641          16,050        11,637

Income tax provision                   2,050          991           6,341         4,397
                                    ________     ________        ________      ________
Income from Continuing Operations   $  3,069     $  1,650        $  9,709      $  7,240
Loss from Discontinued Operations          -       (1,444)              -        (1,853)
Income (loss) from Disposal of
  Discontinued Operations                  -            -           4,419       (14,717)
Net Income (loss)                   $  3,069     $    206        $ 14,128      $ (9,330)
                                    ________     ________        ________      ________
                                    ________     ________        ________      ________

Earnings per Share:
Basic Earnings per share:
  Income from continuing operations $   0.27     $   0.15        $   0.86      $   0.64
  Loss from discontinued operations        -        (0.13)              -         (0.16)
  Income (loss) from disposal of
    discontinued operations         ____   -     _      -        _   0.39      __ (1.31)
  Net Income (loss)                 $___0.27     $   0.02        $_  1.25      $   (.83)
                                    ________     ________        ________      ________
  Shares outstanding                  11,390       11,268          11,318        11,264

Diluted Earnings per share:
  Income from continuing operations $   0.26     $   0.14        $   0.83      $   0.61
  Loss from discontinued operations        -        (0.12)              -         (0.16)
  Income (loss) from disposal of
    discontinued operations         ____   -     _      -        _   0.37      _  (1.23)
  Net Income (loss)                 $___0.26     $   0.02        $   1.20      $  (0.78)
                                    ________     ________        ________      ________
  Shares outstanding                  11,857       11,706          11,733        11,929

Dividends per share:

  Common Stock                      $     --     $   0.05        $     --      $    .15
  Class B Common Stock              $     --     $   0.05        $     --      $    .15

See Notes to Consolidated Condensed Financial Statements.

                         THE DIXIE GROUP, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                  Nine Months Ended
                                            ______________________________

                                            September 25,    September 26,
                                                1999             1998
                                            _____________    _____________
                                            (dollar amounts in thousands)


CASH FLOWS FROM OPERATING ACTIVITIES

    Net income (loss)                       $      14,128    $      (9,330)
    Adjustments to reconcile net income
      (loss) to net cash provided by
       operating activities of continuing
       operations:
       (Income) loss on disposal of
         discontinued operations                   (4,419)          14,717
    Depreciation and amortization                  16,945           13,491
    (Benefit) provision for deferred
      income taxes                                 (1,358)             139
    (Gain) loss on property, plant and
      equipment disposals                             (53)             246
                                              ___________      ___________

                                                   25,243           19,263
    Changes in operating assets and
      liabilities including discontinued
      operations, net of effects of
      business combination                        (23,053)             848
                                              ___________      ___________

NET CASH PROVIDED BY OPERATING ACTIVITIES           2,190           20,111




CASH FLOWS FROM INVESTING ACTIVITIES

    Net proceeds from sale of
      property, plant, and equipment                   91              112
    Net proceeds from assets held for sale         57,380              ---
    Purchase of property, plant, and equipment    (23,845)         (17,933)
    Net cash paid in business combinations        (32,194)             ---
                                              ___________       __________

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES    1,432          (17,821)












See Notes to Consolidated Condensed Financial Statements.

                         THE DIXIE GROUP, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            - CONTINUED
                            (UNAUDITED)

                                                  Nine Months Ended
                                            ______________________________

                                            September 25,    September 26,
                                                1999             1998
                                            _____________    _____________
                                            (dollar amounts in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES

    Net increase in credit
      line borrowings                              16,921            4,176
    Payments on subordinated debentures            (2,500)          (2,545)
    Payments on term loan                         (14,000)          (2,125)
    Dividends paid                                    ---           (1,701)
    Other                                             734               12
                                              ___________      ___________
NET CASH PROVIDED (USED) IN FINANCING
    ACTIVITIES OF CONTINUING OPERATIONS             1,155           (2,183)




INCREASE IN CASH AND CASH
   EQUIVALENTS                                      4,777              107

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                        2,815            1,848
                                              ___________      ___________

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                $       7,592    $       1,955
                                              ___________      ___________
                                              ___________      ___________





SUPPLEMENTAL CASH FLOW INFORMATION

      Interest paid                          $     11,289    $       9,897
                                               __________      ___________
                                               __________      ___________

      Income taxes paid, net of
       tax refunds received                  $     10,837    $       1,962
                                               __________      ___________
                                               __________      ___________



See Notes to Consolidated Condensed Financial Statements.

                                                    THE DIXIE GROUP, INC.
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    (dollar amounts in thousands)


                                      Common
                                       Stock                                                Accumulated
                                        and    Common     Additional             Retained      Other      Common     Total
                                      Class B   Stock      Paid-In               Earnings  Comprehensive Stock In Stockholders'
                                       Stock  Subscribed    Capital     Other    (Deficit)    Income     Treasury    Equity


BALANCE AT DECEMBER 26, 1998         $44,421    $1,720    $134,720    $(4,435)  $(19,850)   $   (799)   $(55,787)  $ 99,990

Common Stock acquired for treasury -
   800 shares                                                                                                 (6)        (6)
Common Stock sold under stock
   option and restricted stock grant
   plan - 2,250 shares                     7                     7                                                       14
Net income for the quarter                                                         2,580                              2,580

BALANCE AT MARCH 27, 1999            $44,428    $1,720    $134,727    $(4,435)  $(17,270)   $   (799)   $(55,793)  $102,578

Common Stock acquired for treasury -
   800 shares                                                                                                 (6)        (6)
Common Stock sold under stock
   option and restricted stock grant

  plan - 11,250 shares                   34                    38                                                       72
Common Stock subscribed -
   185,176 shares                                  556         966     (1,522)                                          ---
Amortization of restricted
   stock grants                                                            40                                            40
Net income for the quarter                                                         8,479                              8,479

BALANCE AT JUNE 26, 1999             $44,462    $2,276    $135,731    $(5,917)   $(8,791)   $   (799)   $(55,799)  $111,163

Common Stock acquired for treasury -
   1,003 shares                                                                                               (9)        (9)
Common Stock sold under stock
   option and restricted stock grant
   plan - 74,243 shares                  222                   267                                                      489
Stock subscriptions settled -
   515,698                               490    (1,547)     (2,078)     3,135                                           ---
Amortization of restricted
   stock grants                                                            16                                            16
Net income for the quarter                                                         3,069                              3,069

BALANCE AT SEPTEMBER 25, 1999        $45,174    $  729    $133,920    $(2,766)   $(5,722)   $   (799)   $(55,808)  $114,728


See notes to consolidated financial statements.

                          THE DIXIE GROUP, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED)
           (dollar amounts in thousands, except per share data)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements which do not include all of the information and footnotes required in annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 25, 1999 are not necessarily indicative of the results that may be expected for the entire year.

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


NOTE B - CASH AND CASH EQUIVALENTS

On October 15, 1993, the Company entered into a seven-year agreement under which it sold a $45,000 undivided interest in a revolving pool of its trade accounts receivable. No further interest has been sold under this agreement subsequent to the original sale. At September 25, 1999 and December 26, 1998, the $45,000 interest sold is reflected as a reduction of accounts receivable in the Company's consolidated balance sheet. Cash receipts from the collections of trade accounts receivables are retained by the trustee to fund certain cost of the program and to provide short-term credit support for the facility when the amount of receivables in the revolving pool of trade accounts receivable are below certain levels. Such funds are invested in liquid, highly rated securities by the trustee and are restricted as to use by the Company. At September 25, 1999, cash receipts retained by the trustee amounted to $14,138 and are included in Cash and Cash Equivalents in the Company's Condensed Consolidated Balance Sheet.

NOTE C - INVENTORIES

Substantially all inventories are stated at the lower of cost, determined by the
last-in, first-out  (LIFO)  method,  or  market.   Inventories are summarized as
follows:


                                          September 25,      December 26,
                                              1999             1998
                                          _____________    ____________

      At current cost:
       Raw materials                      $      27,826    $     21,424
       Work-in-process                           18,313          11,636
       Finished goods                            46,408          34,796
       Supplies, repair parts, and other           1,816          1,631
                                           ____________     ___________
                                                 94,363          69,487
      LIFO value over current cost                2,467           3,184
                                           ____________     ___________
                                          $      96,830    $     72,671
                                           ____________     ___________
                                           ____________     ___________


NOTE D - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                      Three Months Ended  Nine Months Ended
                                      __________________  _________________

                                       Sept 25, Sept 26,  Sept 25, Sept 26,
                                         1999     1998      1999      1998

Income from continuing operations(1)   $ 3,069  $ 1,650   $ 9,709  $ 7,240
(Loss) from discontinued operations(1)       -   (1,444)        -   (1,853)
Income (loss) from disposal of
  discontinued operations(1)           ______-  _______   __4,419  (14,717)
Net income (loss)                      $ 3,069  $   206   $14,128  $(9,330)
                                       _______  _______   _______  _______

Denominator for calculation of
  basic earnings per share -
  weighted average shares(2)            11,390   11,268    11,318   11,264

Effect of dilutive securities:
  Stock options                            184      263       166      438
  Stock subscriptions                      283      175       249      227

Denominator for calculation of
  diluted earnings per share -
  weighted average shares adjusted
  for potential dilution(3)             11,857   11,706    11,733   11,929


Basic Earnings per share:
  Income from continuing operations    $  0.27  $  0.15   $  0.86  $   .64
  Loss from discontinued operations          -    (0.13)        -     (.16)
  Income (loss) from disposal of
    discontinued operations            _  ___-  ___ __-   _  0.39  _ (1.31)
  Net Income (loss)                    $  0.27  $  0.02   $  1.25  $ (0.83)
                                       _______  _______   _______  _______

                                      Three Months Ended  Nine Months Ended
                                      __________________  _________________

                                       Sept 25, Sept 26,  Sept 25, Sept 26,
                                         1999     1998      1999      1998

Diluted Earnings per share:
  Income from continuing operations    $  0.26  $  0.14   $  0.83  $  0.61
  Loss from discontinued operations          -  $ (0.12)        -    (0.16)
  Income (loss) from disposal of
    discontinued operations               ___-     ___-      0.37    (1.23)
  Net Income (loss)                    $  0.26  $  0.02   $  1.20  $ (0.78)
                                       _______  _______   _______  _______


Dividends per share:
  Common Stock                         $    --  $   .05   $    --  $   .15
  Class B Common Stock                 $    --  $   .05   $    --  $   .15


(1) No adjustments needed for diluted calculation.
(2) Includes Common and Class B Common shares.
(3) Because their effects are anti-dilutive, this calculation excludes shares issuable pursuant to certain grants under stock option, stock subscription, and restricted stock plans whose grant price was greater than the average market price of common shares outstanding during the periods presented and the assumed conversion of subordinated debentures into shares of Common Stock as follows:
1,655 shares in 1999 and 1,801 shares in 1998.


NOTE E - LONG TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

                                             September 25,     December 26,
                                                  1999            1998
Senior indebtedness:
  Credit line borrowings                        $ 30,953        $ 14,000
  Term loan                                       43,000          57,000
  Other                                              759             611
Total senior indebtedness                         74,712          71,611
Subordinated notes                                50,000          50,000
Convertible subordinated debentures               39,737          42,237
Total long-term debt                             164,449         163,848
Less current portion                             (18,479)         (9,645)
Total long-term debt (less current portion)     $145,970        $154,203

The Company's unsecured revolving credit and term-loan facility provides for revolving credit of up to $100.0 million through a five-year commitment period and a $60.0 million, seven-year term-loan. The Company's remaining indebtedness under the term loan was $43.0 million at September 25, 1999, with $43.7 million of additional borrowing capacity available under the revolving credit line as of such date. The agreement contains financial covenants relating to minimum net worth, the ratio of debt to capitalization, payment of dividends, and certain other financial ratios. Interest rates available under the facility may be selected by the Company from a number of options which effectively allow for borrowing at rates equal to or lower than the greater of the lender's prime rate, or the federal funds rate plus 0.5% per annum. Commitment fees, ranging from 0.25% to 0.375% per annum on the revolving credit line are payable on the average daily unused balance of the revolving credit facility.

On April 2, 1998, the Company completed an agreement with the Development Authority of LaFayette, Georgia to obtain up to $7.0 million from the Authority under a development bond issuance. Amounts received by the Company are secured by a letter of credit issued by the Company's senior lenders in favor of the Development Authority. The value of the letter of credit reduces the Company's availability under its revolving credit and term-loan facility. The proceeds were used to finance the real property, machinery and equipment needs of the Company's synthetic materials recycling center in LaFayette, Georgia.

The  Company's  subordinated   notes   are   unsecured,  bear  interest  payable
semiannually at 9.96% to 10.61% based on the Company's financial ratios, and are due in semiannual installments of $2,381 beginning February 1, 2000.

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

As of September 25, 1999, the most restrictive covenants under the revolving credit and term-loan agreement limit available borrowing capacity to $43.7 million.


NOTE F - DISCONTINUED OPERATIONS

In the second quarter of 1999, the Company finalized the sale of its specialty yarns operations completing the disposal of its textile products business segment. The specialty yarns operations were accounted for as discontinued operations since 1998. In connection therewith, the Company recognized a gain on disposal of $4,419 (net of related income taxes of $2,825) in the second quarter of 1999. The gain resulted from favorable adjustments to amounts accrued at the end of the preceding year for estimated future operating results, including related exit costs, of the discontinued segment through the disposal date. The textile products business segment had pretax operating income, exclusive of exit costs, of $2,659 from the beginning of 1999 through the disposal date, versus a previously accrued estimated loss of $2,600.

Proceeds from disposal of the textile products business segment received in 1999 through September 25, 1999 amounted to $47,396 of cash, excluding account receivables, account payables and accrued expenses retained by the Company. Additionally, the Company received an $8,000 face value note from one of the purchasers. The note matures in 2003, has a stated interest rate of 10.5% with interest payable monthly and is subordinated to the maker's senior indebtedness. The value of the note included in the proceeds was estimated to be $5,049 with an effective discount rate of 25%.

At September 25, 1999, the remaining assets of the textile products business segment consisted of account receivables of $1,994; and liabilities consisted of accounts payable and accrued expenses of $8,670.


NOTE G - BUSINESS COMBINATION

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

                                    Three months ended    Nine months ended
                                    September 26, 1998   September 26, 1998

Net sales                               $143,112             $435,075
Income from continuing operations          2,061                7,886
Net income (loss)                            617               (8,682)

Basic earnings per share:
  Income from continuing operations         0.18                0.70
  Net income (loss)                         0.05               (0.77)

Diluted earnings per share:
  Income from continuing operations         0.18                0.66
  Net income (loss)                         0.05               (0.73)


NOTE H - SEGMENT DATA

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

The following table reflects selected operating data relating to the two industries served by the Company:



                                    Three Months Ended    Nine Months Ended
                                    Sept 25,  Sept 26,    Sept 25, Sept 26,
                                      1999      1998        1999     1998


SALES TO EXTERNAL CUSTOMERS
  Carpet Manufacturing             $112,528    98,288    $337,409  $297,399
  Floorcovering Base Materials       29,453    21,482      95,937    70,074
  Other                             ____608   ____617     __2,580   __2,004
Total sales to external customers  $142,589  $120,387    $435,926  $369,477


INTERSEGMENTAL SALES
  Carpet Manufacturing             $  3,235       573    $  7,179  $  1,246
  Floorcovering Base Materials       27,489    17,018      74,530    48,271
  Other                             __2,556   __2,780       7,239     7,816
Total intersegmental sales         $ 33,280  $ 20,371    $ 88,948  $ 57,333


OPERATING PROFIT (E.B.I.T.)
  Carpet Manufacturing             $  7,204  $  4,408    $ 22,125  $ 16,894
  Floorcovering Base Materials          521       643       3,298     2,471
  Other                             ____567   ______7     ____599   _____17
Total operating profit (E.B.I.T.)     8,292     5,058      26,022    19,382
Interest expense                    __3,173   __2,417     __9,972   __7,745
Consolidated income before income
  taxes from continuing operations  $ 5,119  $  2,641    $ 16,050  $ 11,637

                                                     As of
                                        September 25,      December 26,
                                            1999            1998

IDENTIFIABLE ASSETS
  Carpet Manufacturing                    $275,010        $229,900
  Floorcovering Base Materials              72,215          54,348
  Other                                     26,472          22,890
  Net assets held for sale                 _   457         _67,508
Total consolidated assets                 $374,154        $374,646



NOTE I - ASSETS HELD FOR SALE

On July 23, 1999, the Company sold its Ulmer, South Carolina, carpet yarn spinning facility for approximately $10.0 million. The yarn spinning facility sold was recently acquired as part of the Company's purchase of Multitex and had been reported on the Consolidated Condensed Balance Sheet as Assets Held for Sale.

PART I - ITEM 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following analysis is presented to update the discussion of results of operations and financial condition included in the Company's 1998 Annual Report (dollar amounts in thousands, except per share data).


RESULTS OF OPERATIONS


Quarter Ended September 25, 1999 Compared to Quarter Ended September 26, 1998


The Company reported net income for the quarter ended September 25, 1999 of $3,069, or $0.26 per diluted share, on sales of $142,589. Results for the 1998 comparable period reflected net income of $206, or $0.02 per diluted share, on sales of $120,387. The quarter ended September 26, 1998 included a net loss from discontinued operations of $1,444, or $0.12 per diluted share.

Sales increased over 1998 in most of the Company's continuing operations led by the acquisition of Globaltex Carpets, a division of Multitex, in January 1999. The income growth was caused by the sales growth and improved productivity resulting in higher  operating  margins  in  the  Company's  existing businesses versus last year. These productivity gains have more than offset higher interest expense and other costs associated with the Company's acquisitions.

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

The following table reflects selected operating data relating to the two industries served by the Company:


                                              Three Months Ended
                                         September 25,    September 26,
                                             1999             1998

SALES
  Carpet Manufacturing                     $115,763         $ 98,861
  Floorcovering Base Materials               56,942           38,500
  Eliminations and Other                    (30,116)         (16,974)
Total sales                                $142,589         $120,387


OPERATING PROFIT (E.B.I.T.)
  Carpet Manufacturing                     $  7,204         $  4,408
  Floorcovering Base Materials                  521              643
  Other                                     ____567                7
Total operating profit (E.B.I.T.)          $  8,292         $  5,058

Sales in the Company's Carpet Manufacturing segment for the quarter ended September 25, 1999 were $115,763, an increase of $16,902, or 17.1%, over the comparable period in 1998. The increase was primarily a result of increased volume resulting from the Multitex acquisition in January 1999. Operating profits in the Carpet Manufacturing segment were $7,204 in the third quarter of 1999 compared with $4,408 in the third quarter of 1998. The profitability increase was a result of the sales volume increase and improved productivity.

Sales in the Company's Floorcovering Base Materials segment for the quarter ended September 25, 1999 were $56,942, an increase of $18,442, or 47.9%, over the comparable period in 1998. The increase was primarily a result of increased volume resulting from the Multitex acquisition in January 1999. Operating profits in the Floorcovering Base Materials segment were $521 in the third quarter of 1999 compared with $643 in the third quarter of 1998. The profitability decrease was a result of increased raw material (fiber) costs, higher percentage of production for internal use and restructuring expenses associated with the Multitex acquisition which more than offset the affect of the sales volume increase.

Selling and administrative expenses were $22,267, or 15.6% of sales, in the third quarter of 1999 compared with $16,850, or 14.0% of sales, in the third quarter of 1998. The increase resulted from sales volume growth in home center and high-end markets and reflects the higher cost to service these areas of the Company's businesses.

Interest expense was $3,173, which was an increase of $756, or 31.3%, over the comparable period in 1998 due to the increase in debt caused by the acquisition of Multitex.


              Nine Months Ended September 25, 1999 Compared to
                    Nine Months Ended September 26, 1998


The Company reported net income for the nine months ended September 25, 1999 of $14,128, or $1.20 per diluted share, on sales of $435,926. Results for the 1998 comparable period resulted in a net loss of $9,330, or $0.78 per diluted share, on sales of $369,477. The nine months ended September 25, 1999 includes a net gain of $4,419, or $0.37 per diluted share, from the disposal of the Company's Textile segment. The nine months ended September 26, 1998 included a net loss from discontinued operations of $1,853, or $0.16 per diluted share, and a net loss of $14,717, or $1.23 per diluted share, on the disposal of the Company's Textile segment.

Sales increased over 1998 in most of the Company's continuing operations primarily led by the acquisition of Globaltex Carpets, a division of Multitex, in January 1999. The income growth in 1999 resulted from the additional sales and improved productivity resulting in higher operating margins in the Company's existing businesses versus last year and came despite higher interest expense and other costs associated with the Company's acquisitions.

The following table reflects selected operating data relating to the two industries served by the Company:


                                              Nine Months Ended
                                         September 25,    September 26,
                                             1999             1998

SALES
  Carpet Manufacturing                     $344,588         $298,645
  Floorcovering Base Materials              170,467          118,345
  Eliminations and Other                    (79,129)         (47,513)
Total sales                                $435,926         $369,477

                                              Nine Months Ended
                                         September 25,    September 26,
                                             1999             1998

OPERATING PROFIT (E.B.I.T.)
  Carpet Manufacturing                     $ 22,125         $ 16,894
  Floorcovering Base Materials                3,298            2,471
  Other                                     ____599          _____17
Total operating profit (E.B.I.T.)          $ 26,022         $ 19,382


Sales in the Company's Carpet Manufacturing segment for the nine months ended September 25, 1999 were $344,588, an increase of $45,943 or 15.4% over the comparable period in 1998. The increase was a result of increased volume resulting from the Multitex acquisition in January 1999. Operating profits in the Carpet Manufacturing segment were $22,125 in the first nine months of 1999 compared with $16,894 in the first nine months of 1998. The profitability increase was a result of the sales volume increase and improved productivity.

Sales in the Company's Floorcovering Base Materials segment for the nine months ended September 25, 1999 were $170,467, an increase of $52,122 or 44.0% over the comparable period in 1998. The increase was a result of increased volume primarily resulting from the Multitex acquisition in January 1999. Operating profits in the Floorcovering Base Materials segment were $3,298 in the first nine months of 1999 compared with $2,471 in the first nine months of 1998. The profitability increase was a result of the sales volume increase and improved productivity.

Selling and administrative expenses were $64,626, or 14.8% of sales, in the first nine months of 1999 compared with $51,951, or 14.1% of sales, in the first nine months of 1998. The increase resulted from higher selling expenses associated with growth in home center and high-end markets and reflects the higher cost to service these areas of the Company's businesses.

Interest expense was $9,972, which was an increase of $2,227 or 28.8% over the comparable period in 1998 due to the increase in debt caused by the acquisition of Multitex.



LIQUIDITY AND CAPITAL RESOURCES


During the first nine months of 1999, the Company's long-term debt increased $601 from the 1998 year-end level. During this period, the Company spent $23,845 for capital expenditures and $32,194 for acquisitions. Cash proceeds from the sale of assets held for sale amounted to $57,380 and cash provided by operating activities was $2,190.

The Company's unsecured revolving credit and term-loan facility provides for revolving credit of up to $100.0 million through a five-year commitment period and a $60.0 million, seven-year term-loan. The Company's remaining indebtedness under the term loan was $43.0 million at September 25, 1999, with $43.7 million of additional borrowing capacity available under the revolving credit line as of such date. The agreement contains financial covenants relating to minimum net worth, the ratio of debt to capitalization, payment of dividends, and certain other financial ratios. Interest rates available under the facility may be selected by the Company from a number of options which effectively allow for borrowing at rates equal to or lower than the greater of the lender's prime rate, or the federal funds rate plus 0.5% per annum. Commitment fees, ranging from 0.25% to 0.375% per annum on the revolving credit line are payable on the average daily unused balance of the revolving credit facility.

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

On April 26, 1999, the Company announced that it would make additional investments totaling $20.0 million to expand the Company's capability in filament carpet yarn extrusion over the next 18 months. During the first nine months of 1999, approximately $6.1 million has been spent on the extrusion expansion, which has been funded by cash flow from operations and additional line of credit borrowing. Additionally, on July 23, the Company sold to Mohawk Industries its Ulmer, South Carolina, carpet yarn spinning facility for approximately $10.0 million. The yarn spinning facility sold was recently acquired as part of the Company's purchase of Multitex. Funds for the additional investments are anticipated to be provided for by cash flow from operations and, if necessary, from borrowing on the Company's lines of credit.

Available unused borrowing capacity under the Company's revolving credit and term-loan agreement was $43.7 million at September 25, 1999. The Company considers its unused debt availability and operating cash flows to be adequate to fund its anticipated liquidity needs, which include increased amounts for capital expenditures to support sales growth and market needs.



YEAR 2000 SYSTEMS ISSUES

The Company believes it has identified all its information technology systems that were not year 2000 compliant. Incidental to year 2000 issues, the Company developed a plan for the conversion of its hardware platform and the acquisition or development of business process software to be utilized and centrally maintained across each of its operating businesses. Each of these new systems is designed to be year 2000 compliant. Certain modules due for implementation in the second and third quarters of 1999 have been completed or are near completion. Those non-compliant applications, which will not be replaced before year 2000, are in the process of modifications for year 2000 compliance. The majority of the modifications have been completed and the remaining modifications are expected to be completed and tested early in the fourth quarter of 1999.

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

Incremental costs associated with all aspects of year 2000 assessment and remediation were less than $200 in 1998 and the Company has spent approximately $75 in the first nine months of 1999. The Company does not anticipate a material increase in year 2000 assessment and remediation expenditures in the fourth quarter of 1999 and expects total expenditures for 1999 to approximate $100. The Company has not deferred any information technology projects as a result of personnel or financial resource allocation toward year 2000 compliance issues.

Based on the overall state of readiness, the Company feels it is reasonably unlikely that any material impact will result from non-compliant information technology systems issues that are within the Company's control. Non-compliance resulting in service interruptions by electrical power service providers would result in the worst case for the Company due to its dependency on electrical sourcing for productive output. The Company has discussed with each of its electrical service providers the state of their year 2000 compliance programs. Based on the information supplied by these providers, the Company does not anticipate any service interruptions as a result of their year 2000 systems readiness.

The Company has not developed a formal contingency plan due to its state of readiness. Progress will continue to be monitored by management and plans altered if deemed appropriate.


PART I - ITEM 3


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


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



PART II. OTHER INFORMATION


Item 1 - Legal Proceedings

            None


Item 2 - Changes in Securities and Use of Proceeds

            None


Item 3 - Defaults Upon Senior Securities

            None


Item 4 - Submission of Matters to a Vote of Security Holders

            None


Item 5 - Other Information

On October 7, 1999, the Company announced that Glenn A. Berry, Executive Vice President and Chief Financial Officer of The Dixie Group, resigned to pursue private business interests, effective October 8, 1999.

Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

       (i)  Exhibits Incorporated by Reference

            None.

       (ii) Exhibits Filed with this Report

            None

    (b) Reports on Form 8-K

        No reports on Form 8-K have been filed by the registrant during the three month period ended September 25, 1999.




                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        THE DIXIE GROUP, INC.
                                     __________________________

                                            (Registrant)



       November 9, 1999
     ____________________

           (Date)




                                     /s/Dan K. Frierson
                                     __________________________

                                     Dan K. Frierson
                                     Chairman of the Board and CEO





                                     /s/D. EUGENE LASATER
                                     __________________________

                                     D. Eugene Lasater
                                     Controller