Form 10-K
period 1999-12-25
DIXIE GROUP INC
filed 2000-03-24
CIK 29332

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 25, 1999.

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

                                  FORM 10-K
                                 (Continued)

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 2000: Common Stock - $48,617,014; Class B Common Stock - No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to section 15(d) of the Act.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.


         Class                             Outstanding as of March 10, 2000

Common Stock, $3.00 Par Value                    10,748,503 shares

Class B Common Stock, $3.00 Par Value               795,970 shares

Class C Common Stock, $3.00 Par Value                     0 shares



                      Documents Incorporated By Reference

Specified portions of the following document are incorporated by reference:

Proxy Statement of the registrant for annual meeting of shareholders to be held May 4, 2000 (Part III).

PART I

ITEM 1.  BUSINESS

GENERAL

Prior to 1993, the Company's business consisted of yarn, thread, and fabrics sold to industrial manufacturers. All products required further processing by the Company's customers before reaching the final consumers. The principal markets served were home furnishings, textile related industrial markets, transportation, and apparel. A component of the Company's yarn business was Candlewick Yarns, a supplier of yarn to carpet and rug manufacturers serving various markets in the floorcovering industry. The Company's total sales in 1992 were $470 million.

In 1993, the Company embarked on a strategic plan to divest itself of those textile assets which were considered to limit return potential to its shareholders and to redeploy assets into the floorcovering industry utilizing its strengths in product offerings and development through Candlewick as a value base.

From 1993 through 1998, the Company either sold or closed the majority of its textile related operations. In the second quarter of 1999, the Company finalized the sale of its specialty yarns operations, completing the disposal of its textile products business segment. The textile products operations were accounted for as discontinued operations since 1998.

During the same period of textile related asset divestitures, the Company invested in floorcovering related assets with the acquisitions of Carriage Carpets, Bretlin Carpets and Masland Carpets in 1993, RHS Carpet Mills in 1994,
 Danube Carpet Mills and certain carpet assets of General Felt Industries in 1997, and Ideal Fibers in late 1998. In January 1999, the Company acquired the assets and assumed certain liabilities of Multitex Corporation of America, Inc., a manufacturer who sells carpet under the name Globaltex, and acquired the carpet assets of Graphic Tec, Inc.

Sales for 1999 were $569.5 million for continuing operations which consists of the Company's floorcovering businesses. Results for the textile related businesses were reclassified to discontinued operations in the Company's financial statements for the periods presented. Entering 2000, the strategic repositioning to a floorcovering company is expected to provide greater return potential to the Company's shareholders. Approximately 80 percent of the Company's dollar sales volume relate to products that are used by consumers without further processing.



THE INDUSTRY INFORMATION - The carpet and rug industry has two primary markets, residential and commercial, with the residential market making up the largest portion of the industry's sales. A substantial portion of industry shipments is made in response to replacement demand. Residential products consist of broadloom carpets, rugs, and bathmats in a broad range of styles, colors, and textures. Commercial products consist primarily of broadloom carpets for a variety of institutional applications such as office buildings, restaurant chains, schools and other commercial establishments. The carpet industry also manufactures carpet for the automotive, recreational vehicle, and small boat industries.


The Carpet and Rug Institute ( the "CRI") is the national trade association representing carpet and rug manufacturers. Based on information compiled by the CRI, the domestic carpet and rug industry is composed of less than 100 manufacturers of which the top three account for over 75% of the industry's production. The carpet industry has undergone substantial consolidation at the manufacturing level in recent years. The Company believes the consolidations provide opportunities in selected markets where styling, product differentiation, and focused service can add value to selected customers.

THE COMPANY'S BUSINESSES - The Company's businesses are segmented between Carpet Manufacturing and Floorcovering Base Materials (See Note M in the Company's 1999 Consolidated Financial Statements for quantitative segment information). The products of each segment serve carpet and rug markets in the floorcovering industry.

The Company's Carpet Manufacturing segment is viewed as a manufacturing, selling, marketing, and distribution resource pool with a wide range of capabilities to serve selected markets with a variety of products. The products are sold in roll or piece goods with a breadth of textures, colors and designs. Products in the Carpet Manufacturing segment, although marketed for diverse applications under different marketing names, are manufactured by similar techniques and are sold through wholesale distribution channels. Businesses in the Company's Carpet Manufacturing segment are described below.

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

Carriage Industries is a carpet manufacturer supplying tufted broadloom carpet for customers of the manufactured/modular housing, recreational vehicle, van conversion, and exposition trade show industries. Carriage creates specialty products geared to specifications that maximize efficiency and minimize waste for their customers with a just-in-time delivery approach through its own trucking fleet. The acquisition of Danube Carpet Mills increased Carriage's sales in the manufactured housing and recreational vehicle industries and provided the opportunity to be more competitive by expanding its core business.
  Carriage's product lines are marketed by a staff of salaried sales personnel.

Bretlin is a manufacturer of tufted broadloom carpet, indoor/outdoor needlebond carpet and runners, floormats, decorative accent rugs, commercial/industrial polypropylene needlebond carpet, and synthetic fiber cushion. Its products are marketed to home centers, mass merchants, floorcovering groups or co-ops, distributors, and independent floorcovering retailers. The needlebond and artificial turf assets and business acquired from General Felt Industries in October 1997 are complementary to Bretlin's previously existing manufacturing capabilities and product lines. The acquisition of Multitex and Graphic Tec in
 January 1999 strengthened and expanded Bretlin's position in the home center markets. High service standards in terms of speed and accuracy in filling orders for its customers are key competitive factors for Bretlin. Products of Bretlin are marketed primarily through its own sales force, and to a lesser extent, through commission sales representatives.

The Company's Floorcovering Base Materials segment includes Candlewick Yarns and the filament yarn extrusion assets of Ideal Fibers, which were acquired in a start-up phase in the fourth quarter of 1998. Ideal operates as a component of Candlewick. The Base Materials group produces yarns for the carpet industry which are sold for applications in residential and commercial carpet, bath and decorative accent rugs, and automotive floorcovering. A substantial majority of the unit production volume in this segment is utilized in the Company's Carpet Manufacturing group. The basic premise followed in the Company's Floorcovering Base Materials group involves the development and production for sourcing of low costs yarn through yarn spinning or extrusion and finishing to satisfy the Company's internal needs providing the Carpet Manufacturing group a competitive advantage in the marketplace and to supply the industry with products which do not compromise its internal return potential.

The Company's sales order backlog position in its floorcovering businesses, excluding Carriage, was approximately $42,400,000 at December 25, 1999 and $38,100,000 at December 26, 1998. Approximately 90% of orders received by

Carriage are shipped within the same week. All of the order backlog can reasonably be expected to be filled within the 2000 fiscal year.

The Company's floorcovering businesses own a variety of trademarks under which their products are marketed. While such trademarks are important to the Company's businesses, there is no one trademark, other than the name "Masland", which is of material importance to the floorcovering business.



CUSTOMER AND PRODUCT CONCENTRATION

There was no single class of products exceeding 10 percent of the Company's consolidated sales volume for 1998, 1997, or 1996. Sales to The Home Depot were 10.5% of the Company's consolidated sales in 1999. Although no other single customer accounted for more than 10% of the Company's consolidated net sales in 1999, sales to manufacturers of factory-built housing collectively constituted approximately 22% of the 1999 total.



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



RAW MATERIALS

The Company obtains natural and synthetic raw materials from a number of domestic suppliers. Man-made fibers are purchased from major chemical suppliers. A number of these suppliers, whose products are petroleum based, have announced their desire to increase prices. Where possible, the Company intends to pass through raw material price increases to its customers. Although the Company does not anticipate any interruption in its sources of supply due to these increases, there can be no assurance that such increases can be passed through in the Company's prices or that they will not have an adverse effect on profitability. Although the Company's procurement of raw materials is subject to variations in price and availability due to market conditions and the price of petroleum used to produce man-made fibers, the Company believes that its sources of raw materials are adequate and that it is not materially dependent on any single supplier.



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

EMPLOYMENT LEVEL

The Company had approximately 3,600 associates in its continuing operations as of the end of fiscal 1999.



ITEM 2.  PROPERTIES

The following table lists the Company's facilities according to location, type of operation and approximate total floor space as of March 10, 2000:


                                                                Approximate
Location                       Type of Operation                Square Feet


                               FLOORCOVERING
Administrative:
  Calhoun, GA                  Administrative                       24,000
  Dalton, GA                   Administrative                       12,000
  Mobile, AL                   Administrative                       14,000

                                 Total Administrative               50,000


Manufacturing:
  Atmore, AL                   Carpet Manufacturing,
                                 Distribution                      443,000
  Calhoun, GA                  Carpet Manufacturing,
                                 Distribution                    1,196,000
                               Needlebond Manufacturing,
                                 Distribution                      347,000
                               Carpet Yarn Processing              139,000
                               Filament Yarn Extrusion             125,000
  Chatsworth, GA               Carpet Manufacturing                 51,000
  (1) Dalton, GA               Carpet Manufacturing,
                                 Distribution                      654,000
  LaFayette, GA                Carpet Padding Manufacturing         73,000
  Lemoore, CA                  Carpet Yarn Processing              322,000
  Mobile, AL                   Rug Manufacturing, Distribution     396,000
  Ringgold, GA                 Carpet Yarn Processing              413,000
  Roanoke, AL                  Filament Yarn Processing            189,000

                                 Total Manufacturing             4,348,000


                               CORPORATE
Administrative:
  (2) Chattanooga, TN          Administrative                       41,000

                                 Total                           4,439,000

(1) The Company is currently leasing 63,000 square feet for carpet manufacturing.

(2) Currently "held for sale".


In addition to the facilities listed above, the Company owns or leases various administrative, storage, warehouse and office spaces.

In the opinion of the Company, its manufacturing facilities are well maintained and the machinery is efficient and competitive. Operations at each plant generally vary between 120 hours and 168 hours per week. There are no material encumbrances on any of the Company's properties.



ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party or of which any of its property is the subject.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of 1999 to a vote of the shareholders.

Pursuant to instruction G of Form 10-K the following is included as an unnumbered item to Part I.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and offices held by the executive officers of the registrant as of March 10, 2000, are listed below along with their business experience during the past five years.

         Name, Age                     Business Experience During
        and Position                         Past Five Years

Daniel K. Frierson, 58                 Director since 1973, Chairman of
Chairman of the Board,                 the Board since 1987 and Chief
and Chief Executive Officer,           Executive Officer since 1980.
Director, Member of Executive          Director of SunTrust Bank,
Committee                              Chattanooga, N.A.  Brother of
                                       Paul K. Frierson.


William N. Fry, IV, 41                 President and Chief Operating
President and Chief Operating          Officer since February 1999.
Officer                                Executive Vice President and
                                       Chief Operating Officer,
                                       Floorcovering Business from
                                       January 1997 to February 1999.
                                       Executive Vice President
                                       and Chief Operating Officer,
                                       Candlewick, Carriage and
                                       Bretlin from January 1996
                                       to January 1997.  President,
                                       Bretlin from January 1995 to
                                       January 1996.  Executive Vice
                                       President, Bretlin from November
                                       1993 to January 1995.  Business
                                       Analyst, Carriage from July
                                       1993 to November 1993.  General
                                       Manager, Dyed Yarns from May 1992 to
                                       July 1993.  Assistant Plant Manager,
                                       Chattanooga Finishing from July 1991
                                       to May 1992.


Philip H. Barlow, 50                   Vice President and President of
Vice President and President,          Carriage Industries, Inc. since
Carriage Industries, Inc.              1993.  Vice President of Sales and
                                       Marketing, Carriage, 1988 to 1993.
                                       Director of Sales and Marketing,
                                       Carriage, 1986 to 1988.


Kenneth L. Dempsey, 41                 Vice President and President,
Vice President and President,          Masland Carpets, Inc. since
Masland Carpets, Inc.                  January 1997.  Vice President of
                                       Marketing, Masland, 1991 to 1996.
                                       Director of Marketing, The Harbinger
                                       Company, Inc., subsidiary of Horizon
                                       Industries, Inc., 1982 to 1991.

         Name, Age                     Business Experience During
        and Position                         Past Five Years


Paul K. Frierson, 62                   Director since 1988.  Vice President
Vice President and President,          and President, Candlewick Yarns
Candlewick Yarns, Director             since 1989.  Director of
                                       NationsBank/Chattanooga.  Brother of
                                       Daniel K. Frierson.


Jeffrey L. Gregg, 36                   Vice President and President of
Vice President and President,          Bretlin, Inc. since January 1998.
Bretlin, Inc.                          Vice President of Operations,
                                       Carriage Industries, Inc. from May
                                       1996 to January 1998.  Chief
                                       Operating Officer and Chief
                                       Financial Officer, The Geiger Group,
                                       Inc. from July 1991 to April 1996.


W. Derek Davis, 49                     Vice President of Human Resources
Vice President, Human                  since January 1991.  Corporate
Resources                              Employee Relations Director,
                                       1990 to 1991.


Gary A. Harmon, 54                     Vice President and Chief
Vice President and                     Financial Officer since
Chief Financial Officer                January 2000.  Treasurer
                                       Since 1993.  Director of
                                       Tax and Financial Planning,
                                       1985 to 1993.


D. Eugene Lasater, 49                  Controller since 1988.
Controller


Starr T. Klein, 57                     Secretary since November 1992.
Secretary                              Assistant Secretary, 1987 to 1992.




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

As of March 10, 2000, the total number of record holders of the Company's Common Stock was approximately 3,500 and the total number of holders of the Company's Class B Common Stock was 15. Management of the Company estimates that there are approximately 2,500 shareholders who hold the Company's Common Stock in nominee names. Dividends and Price Range of Common Stock for the four quarterly periods in the years ended December 25, 1999 and December 26, 1998 are as follows:

                               THE DIXIE GROUP, INC.
                        QUARTERLY FINANCIAL DATA, DIVIDENDS
                          AND PRICE RANGE OF COMMON STOCK
                                    (Unaudited)
                   (dollars in thousands, except per share data)

                                                       1999
Quarter                                1st        2nd        3rd        4th
Net sales                           $141,224   $152,113   $142,589   $143,540
Gross profit                          29,210     33,019     30,876     30,001
Income from continuing operations      2,580      4,060      3,069      2,690
Net income                             2,580      8,479      3,069      3,063


Basic earnings per share:
Income from continuing operations        .23        .36        .27        .23
Net income                               .23        .75        .27        .26


Diluted earnings per share:
Income from continuing operations        .22        .35        .26        .23
Net income                               .22        .72        .26        .26


Dividends:
Common Stock                             ---        ---        ---        ---
Class B Common Stock                     ---        ---        ---        ---

Common Stock prices:
High                                $   9.19   $   9.38   $   9.375  $  8.125
Low                                     6.97       7.00       7.125     5.281




                                                     1998
Quarter                              1st        2nd        3rd        4th
Net sales                           $118,601   $130,489   $120,387   $126,935
Gross profit                          23,960     27,544     22,827     25,077
Income from continuing operations      2,247      3,343      1,650      1,868
Net income (loss)                      2,472    (12,008)       206    (11,672)


Basic earnings (loss) per share:
Income from continuing operations        .20        .30        .15        .17
Net income (loss)                        .22      (1.07)       .02      (1.03)


Diluted earnings (loss) per share:
Income from continuing operations        .19        .28        .14        .16
Net income (loss)                        .21       (.99)       .02      (1.02)


Dividends:
Common Stock                             .05        .05        .05        ---
Class B Common Stock                     .05        .05        .05        ---

Common Stock prices:
High                                $  13.00   $  14.00   $  10.00   $  8.125
Low                                     9.75       9.75       6.75      4.375



The total of quarterly earnings per share may not equal the annual earnings per share due primarily to Common Stock purchased and issued during the respective periods. Discontinued operations consist of textile products operations. In the second quarter of 1999, results included income of $7,244 ($4,419 or $.37 per diluted share after taxes), resulting from favorable adjustments to amounts accrued at the end of the preceding year for estimated future operating results, including related exit costs, of the discontinued segment through the disposal date. In the fourth quarter of 1999, results included income of $611 ($373 or $.03 per diluted share after taxes), resulting from additional favorable adjustments to amounts accrued at the end of the preceding year for estimated future operating results, including related exit costs, of the
discontinued segment through the disposal date.   In the second quarter of
1998, results included charges of $21,745 ($14,717 or $1.22 per diluted share after taxes), for the loss on the disposition of the knit fabric and apparel business. In the fourth quarter of 1998, results included charges of $17,580 ($13,540 or $1.18 per diluted share after taxes) for the loss on the disposition of the specialty yarns business.

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

                                              Year Ended
                       December    December    December    December    December
                      25, 1999(1)  26, 1998    27, 1997(2) 28, 1996    30, 1995
Net sales              $579,466    $496,412    $432,086    $363,113    $357,145

Income from continuing
  operations(1)(2)       12,399       9,108       8,812       5,701       4,365

Total assets            391,901     374,646     386,614     328,135     396,997

Long-term debt:
  Senior indebtedness    60,961      64,466       68,528     34,036      97,383
  Subordinated notes     45,238      50,000       50,000     50,000      50,000
  Convertible subordinated
    debentures           37,237      39,737       42,282     44,782      44,782


Per Share:
  Income from continuing
    operations:  (3)
    Basic                  1.09         .81          .78        .51        .37
    Diluted                1.06         .77          .75        .51        .37

  Cash dividends declared:
    Common Stock            ---         .15          ---        ---        ---
    Class B Common Stock    ---         .15          ---        ---        ---

(1) Includes the results of operations of Graphic Tec and Multitex subsequent to their acquisitions on January 21, 1999 and January 8, 1999, respectively.

(2) Includes the results of operations of Danube and GFI Dalton subsequent to their acquisitions on December 31, 1996 and October 2, 1997, respectively.

(3) Income (loss) from continuing operations includes asset valuation losses of $13,074, or $1.17 per share, for the year ended December 28, 1996, and asset valuation losses of $51,058, or $4.35 per share, and casualty insurance gains of $3,298, or $.28 per share, for the year ended December 30, 1995. See Note B, Note K, and Note M to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS

During the three years ended December 25, 1999, the Company acquired the operating assets and business of Danube Carpet Mills, Inc., a producer of carpet for the factory-built housing industry, General Felt Industries Dalton, Georgia needlebond and artificial turf operations, Ideal Fibers filament yarn assets, Multitex Corporation of America, Inc.'s yarn and tufted carpet business
 (Multitex) and the graphic carpet business of Graphic Tec, Inc. All of these acquisitions were accounted for as purchase business combinations and their results are included in the Company's consolidated financial statements subsequent to their respective acquisitions.

The Company decided to discontinue its textile knit fabric, apparel and specialty yarn business segments in fiscal 1998 and disposed of these operations in late 1998 and 1999. Results of the discontinued textile operations are segregated from the Company's continuing floorcovering operations and accounted for as discontinued operations for all periods presented. Results from the discontinued operations and disposal were income of $4.8 million, or $.41 per diluted share in 1999, a loss of $30.1 million, or $2.55 per diluted share in 1998 and income of $2.8 million, or $.24 per diluted share in 1997.

The Company's floorcovering operations are segmented around product similarities between its carpet manufacturing and floorcovering base materials businesses. Its carpet manufacturing operations supply carpet and rugs to the factory-built housing and recreational vehicle markets through Carriage Carpets, to consumers through major retailers under the Bretlin, Globaltex and Alliance Mills names and to higher-end residential and commercial customers serviced by Masland Carpets. Its floorcovering base material operations supply extruded plyed and heat-set filament and spun yarns to the Company's carpet manufacturing segment and to a lesser extent to specialty carpet yarn markets through Candlewick Yarns.

The compounded annual growth rates of the Company's floorcovering business were approximately 13% for sales, 24% for EBIT (earnings before interest and taxes) and 24% for income from continuing operations for the five year period ended
December 25, 1999. Business combinations accounted for a significant portion of the growth in sales and earnings.


1999 Compared to 1998 - Sales increased 17% to $579.5 million in 1999 compared to 1998. The significant increase in sales is principally attributable to the acquisition of the carpet and yarn processing operations of Multitex in January
 1999, expansion into extruded filament yarn in late 1998 and increased sales volume of residential and commercial products at Masland and Bretlin. These improvements more than offset a 5% decline in Carriage's sales. Carriage sales declined due to softness in the factory-built housing market, which is expected to continue through the first half of 2000. Sales to external customers increased 14% for carpet manufacturing and 30% for floorcovering base materials.

In the year 2000 the Company anticipates that a higher portion of Candlewick's yarn production will be utilized by the Company's carpet manufacturing operations. Additionally, a number of the Company's carpet yarn sales programs are being converted from a full package basis to a conversion basis in which the customer supplies fiber for yarn processing. Accordingly, the Company anticipates a significant reduction in sales of base materials to external customers as a result of these changes.

As a percentage of sales, 1999 gross margins increased 1.2 percentage points to
 21.2% and selling expenses increased 0.8 percentage points to 15.1% compared with 1998. These increases are principally attributable to the growth in the carpet manufacturing's home center and high-end residential and commercial businesses and the higher cost required to service these markets.

The profit performance measure of the Company's business segments is internal EBIT (earnings before interest, taxes, cost of the Company's A/R sales program and other non-segment income). Internal EBIT for 1999 was $30.0 million, or 6.6% of sales for carpet manufacturing and $3.5 million, or 2.8% of sales for floorcovering base materials. The comparable 1998 internal EBIT was $24.5 million, or 6.1% of sales for carpet manufacturing and $3.1 million, or 3.3% of sales for floorcovering base materials. The improved carpet manufacturing internal EBIT is principally attributable to the sales growth and manufacturing cost reductions. During the last half of 1999, floorcovering base materials began a significant expansion and re-alignment of its facilities to increase yarn processing capacity and lower cost. The costs associated with this expansion and re-alignment negatively impacted margins of this business. Such costs are anticipated to intensify until the project is completed in the first half of 2000. Additionally, a number of the Company's suppliers, whose products are petroleum based, have announced their desire to increase prices. Where possible, the Company intends to pass through raw material price increases to its customers. However, there can be no assurance that such increases can be passed through and significant increases in the cost of raw materials could negatively affect future results.

The decrease in "Other expense - net" is due primarily to interest income related to a note received in connection with the sale of the Company's textile specialty yarn business.

Interest expense increased $2.8 million in 1999 compared with 1998 due to higher average debt resulting from the January 1999 acquisitions and working capital to support sales growth. Interest expense as a percentage of sales was
 2.3% in 1999 and 2.0% in 1998.

The effective income tax rate increased to 39.1% in 1999 from 38.0% in 1998 as a result of the phase out of the benefit of lower tax brackets for corporations with pre-tax income in excess of $10.0 million.


1998 Compared to 1997 - Sales increased 15% to $496.4 million in 1998 compared with 1997. Sales improved 18% in the Company's carpet manufacturing segment and 3% for floorcovering base materials. Growth in the carpet manufacturing segment was attributable to increased unit volume that resulted from the acquisition of the needlebond business and artificial turf business of General Felt Industries in late fiscal 1997 and strong growth in higher-end residential and commercial products.

Internal EBIT was $24.5 million, or 6.1% of sales for carpet manufacturing and $3.1 million, or 3.3% of sales for floorcovering base materials. The comparable 1997 internal EBIT was $21.3 million, or 6.2% of sales for carpet manufacturing and $3.3 million, or 3.6% of sales for floorcovering base materials. The increase in carpet manufacturing internal EBIT is principally attributable to sales growth. Cost associated with facilities expansion and selling expenses in support of current and anticipated future growth negatively impacted 1998 earnings.

Interest expense increased $1.3 million in 1998 compared with 1997. The increase resulted from additional borrowing to support the Company's growth. Interest expense, as a percentage of sales, was 2.0% in 1998 and 1997.



LIQUIDITY AND CAPITAL RESOURCES

During the three year period ended December 25, 1999, cash flows generated from operating activities were $120.1 million. These funds were supplemented by $69.7 million from asset sales, including $52.1 million from sale of fixed assets and inventories in 1999, and $57.4 million from borrowings under the Company's credit lines. Funds were used to finance the Company's operations, $109.1 million of capital expenditures, $94.5 million for business acquisitions and $31.8 million to retire long-term debt.

In October 1993, the Company entered into a seven year agreement under which it sold a $45.0 million undivided interest in a revolving pool of its trade accounts receivable. The sale is reflected as a reduction of accounts receivable in the Company's balance sheets. No further interest has been sold under this agreement subsequent to the original sale. The cost of this program was fixed at 6.08% per annum of the undivided interest sold plus administrative fees typical in such transactions. In addition, the Company is generally at risk for credit losses associated with sold receivables and provides for such losses in the Company's financial statements. This agreement expires in October 2000. The Company is currently in the process of replacing this facility with an accounts receivable sales facility where costs will vary with interest rates. The Company anticipates completion of an agreement for the replacement facility by mid year 2000.

At December 25, 1999, the Company's debt consisted of $39.7 million of convertible subordinated debentures, $50.0 million of subordinated notes, $36.3 million of senior term loans and $30.1 million of credit line indebtedness, principally under the Company's senior credit agreement. Annual payments for the convertible subordinated debentures, the subordinated notes and the senior term loan are approximately $13.6 million in 2000 and will average approximately $13.8 million for each of the succeeding four years. The Company's unsecured credit agreement was replaced in March 1998 and provides for a revolving credit of up to $100.0 million through a five-year commitment period and a $60.0 million seven-year term loan. Under the terms of the credit agreement, borrowing capacity is permanently reduced by 50% of the net cash proceeds from certain significant asset sales. Accordingly, the term loan has been reduced by $14.0 million as a result of asset sales in 1999.

Interest rates available under the credit agreement may be selected by the Company from a number of options which effectively allow for borrowing at rates equal to or lower than the greater of the lender's prime rate or federal funds rate plus 0.5%. At year-end, the available unused borrowing capacity under the Company's credit agreements (including amounts available under short-term credit lines) was $74.8 million.

The Company's long-term debt and credit agreements contain financial covenants relating to minimum net worth, the ratio of debt to capitalization, payment of dividends and certain other financial ratios. Currently, payment of dividends is limited to 50% of aggregate consolidated net income subsequent to December 25, 1999.

Capital expenditures for the year 2000 are expected to be approximately $45.0 million and to exceed depreciation and amortization by approximately $20.0 million. The primary capital expenditure focus for 2000 will be to expand and optimize extrusion and yarn capacity, build a distribution center to improve service for the Company's home center business and expand the Company's carpet operations.

Availability under the Company's existing debt arrangements, the anticipated replacement of the accounts receivable sale arrangement and operating cash flows are expected to be adequate to finance the Company's normal liquidity requirements. However, significant additional cash expenditures beyond normal requirements could require the supplementation or replacement of the Company's credit facilities. There can be no assurance that any such additional credit will be available on terms as favorable as the Company's current credit facilities.

The Company's balance sheet contains approximately $52.5 million of unamortized goodwill representing 13.4% of total assets and 44.5% of total equity. All goodwill is the result of acquisitions made in connection with the Company's floorcovering business. The Company's analysis of goodwill did not identify factors related to the estimated future cash flows of the businesses acquired that would appear to limit the life of the goodwill and it is therefore being amortized over 40 years in accordance with Accounting Principles Board Opinion No. 17: Intangible Assets.



YEAR 2000 SYSTEMS ISSUES

The Company experienced no significant system related year 2000 conversion issues. The Company believes that it identified all information technology systems that could be impacted by the year 2000 issue. Incremental costs associated with all aspects of year 2000 compliance and remediation were not material.

FORWARD - LOOKING INFORMATION

This Annual Report to Shareholders may contain certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are identified by their use of terms or phases such as "expects", "estimates", "projects", "believes", "anticipates", "intends", and similar terms and phrases. Such terms or phrases relate to, among other matters, the Company's future financial performance, business prospects, growth, strategies, or liquidity. Forward-looking statements involve a number of risks and uncertainties. The following important factors may affect the future results of
 The Dixie Group, Inc. and could cause those results to differ materially from its historical results or those expressed in the forward-looking statements. These risks include, among others, market risks relating to interest rates, raw material prices, the loss of a significant customer or group of customers, materially adverse changes in economic conditions generally in carpet, rug and floorcovering markets served by the Company and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company's market risk-sensitive instruments do not subject the Company to material market risk exposures.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section entitled "Information about Nominees for Directors" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 4, 2000 is incorporated herein by reference. Information regarding the executive officers of the registrant is presented in Part I of this report.


ITEM 11. EXECUTIVE COMPENSATION

The section entitled "Executive Compensation Information" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 4, 2000 is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Principal Shareholders", as well as the beneficial ownership table (and accompanying notes) in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 4, 2000 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Transactions Between the Company and Directors and Officers" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 4, 2000 is incorporated herein by reference.

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

                  (10v) Form of Stock Rights and Restrictions Agreement for
                        Restricted Stock Award Under Incentive Stock Plan as Amended.

                  (10w) The Dixie Group, Inc. Stock Ownership Plan as amended.

                  (10x) Form of Stock Subscription Agreement Under Stock
                        Ownership Plan of The Dixie Group, Inc.

                  (10y) The Dixie Group, Inc. Directors Stock Plan.

                  (10z) Asset Purchase Agreement dated January 8, 1999,
                        by and between Multitex Corporation of America and the Dixie Group, Inc.

                  (10A) The Dixie Group, Inc. New Nonqualified Retirement
                        Savings Plan effective August 1, 1999.

                  (10B) The Dixie Group, Inc. Deferred Compensation Plan
                        Amended and Restated Master Trust Agreement
                        Effective as of August 1, 1999.

                  (10C) Asset Purchase Agreement dated as of May 7, 1999,
                        between R.L. Stowe Mills, Inc. and The Dixie Group,
                        Inc.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K - CONTINUED


             (ii) Exhibits filed with this report:

                  (21)  Subsidiaries of the Registrant.

                  (23)  Consent of Ernst & Young LLP.

                  (27)  Financial Data Schedule


(b) Reports on Form 8-K -- No reports on Form 8-K have been filed by the registrant during the last quarter of the period covered by this report.

(c) Exhibits -- The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14 (a) (3) (ii) above.

(d) Financial Statement Schedules -- The response to this portion of Item 14 is submitted as a separate section of this report.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 THE DIXIE GROUP, INC.


March 24, 2000                                   BY: /s/DANIEL K. FRIERSON
                                                     Daniel K. Frierson,
                                                     Chairman of the Board,
                                                     and Chief Executive
                                                     Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             Chairman of the Board,
                             Director and Chief
/s/DANIEL K. FRIERSON        Executive Officer               March 24, 2000
Daniel K. Frierson



                             President, Chief
                             Operating Officer
/s/WILLIAM N. FRY, IV        and Director                    March 24, 2000
William N. Fry, IV



                             Vice President,
                             President of Candlewick
/s/PAUL K. FRIERSON          Yarns and Director              March 24, 2000
Paul K. Frierson



                             Vice President and
/s/GARY A. HARMON           Chief Financial Officer          March 24, 2000
Gary A. Harmon



/s/D. EUGENE LASATER         Controller                      March 24, 2000
D. Eugene Lasater

/s/J. DON BROCK              Director                        March 24, 2000
J. Don Brock



/s/PAUL K. BROCK             Director                        March 24, 2000
Paul K. Brock



/s/ LOVIC A. BROOKS, JR.     Director                        March 24, 2000
Lovic A. Brooks, Jr.



/s/JOHN W. MURREY, III       Director                        March 24, 2000
John W. Murrey, III



/s/PETER L. SMITH            Director                        March 24, 2000
Peter L. Smith



/s/ROBERT J. SUDDERTH, JR.   Director                        March 24, 2000
Robert J. Sudderth, Jr.

                          ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14 (a)(1) AND (2) AND ITEM 14(d)

        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                             FINANCIAL STATEMENTS

                         FINANCIAL STATEMENT SCHEDULES

                         YEAR ENDED DECEMBER 25, 1999

                            THE DIXIE GROUP, INC.

                           CHATTANOOGA,  TENNESSEE

FORM 10-K--ITEM 14(a)(1) and (2)

THE DIXIE GROUP, INC. AND SUBSIDIARIES



LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of The Dixie Group, Inc. and subsidiaries are included in Item 8:

         Report of Independent Auditors

         Consolidated balance sheets--December 25, 1999 and December 26, 1998

         Consolidated statements of operations--Years ended
         December 25, 1999, December 26, 1998, and December 27, 1997

         Consolidated statements of cash flows--Years ended
         December 25, 1999, December 27, 1998, and December 27, 1997

         Consolidated statements of stockholders' equity--Years ended December 25, 1999, December 26, 1998, and December 27, 1997

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

Report of Independent Auditors



Board of Directors
The Dixie Group, Inc.




We have audited the accompanying consolidated balance sheets of The Dixie Group, Inc. as of December 25, 1999 and December 26, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 25, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Dixie Group, Inc. at December 25, 1999 and December 26, 1998, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 25, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                  ERNST & YOUNG LLP





Chattanooga, Tennessee
February 15, 2000

                                   THE DIXIE GROUP, INC.
                                CONSOLIDATED BALANCE SHEETS
                       (dollars in thousands, except per share data)



                                                      December 25,  December 26,
                                                         1999          1998
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                            $ 12,541       $  2,815
  Accounts receivable (less allowance for doubtful
    accounts of $1,831 for 1999 and $1,294 for 1998)     19,454          8,364
  Inventories                                           104,042         72,671
  Net assets held for sale                                  457         67,508
  Other                                                  14,471         14,810

    TOTAL CURRENT ASSETS                                150,965        166,168

PROPERTY, PLANT AND EQUIPMENT

  Land and improvements                                   5,829          5,329
  Buildings and improvements                             68,885         56,027
  Machinery and equipment                               233,052        204,346

                                                        307,766        265,702
  Less accumulated amortization and depreciation       (134,180)      (120,517)

    NET PROPERTY, PLANT AND EQUIPMENT                   173,586        145,185

INTANGIBLE ASSETS (less accumulated amortization of
  $6,190 for 1999 and $4,687 for 1998)                   52,460         52,394

OTHER ASSETS                                             14,890         10,899






TOTAL ASSETS                                           $391,901       $374,646
















See notes to consolidated financial statements.

                                   THE DIXIE GROUP, INC.
                                CONSOLIDATED BALANCE SHEETS
                       (dollars in thousands, except per share data)



                                                      December 25,  December 26,
                                                         1999          1998
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                     $ 53,590       $ 39,264
  Accrued expenses                                       26,241         24,028
  Accrued liabilities of discontinued operations          3,461         12,649
  Current portion of long-term debt                      13,460          9,645
    TOTAL CURRENT LIABILITIES                            96,752         85,586

LONG-TERM DEBT
  Senior indebtedness                                    60,961         64,466
  Subordinated notes                                     45,238         50,000
  Convertible subordinated debentures                    37,237         39,737
    TOTAL LONG-TERM DEBT                                143,436        154,203

OTHER LIABILITIES                                        10,295         11,869

DEFERRED INCOME TAXES                                    23,508         22,998

STOCKHOLDERS' EQUITY
  Common Stock ($3 par value per share):  Authorized
    80,000,000 shares, issued - 14,264,277 shares for
    1999 and 14,071,629 shares for 1998                  42,793         42,215
  Class B Common Stock ($3 par value per share):
    Authorized 16,000,000 shares, issued - 795,970
    shares for 1999 and 735,228 shares for 1998           2,388          2,206
  Common Stock subscribed - 620,516 shares for 1999
    and 573,463 shares for 1998                           1,861          1,720
  Additional paid-in capital                            136,144        134,720
  Stock subscriptions receivable                         (5,456)        (3,719)
  Unearned stock compensation                              (489)          (716)
  Retained earnings (deficit)                            (2,659)       (19,850)
  Accumulated other comprehensive income                   (412)          (799)
                                                        174,170        155,777
  Less Common Stock in treasury at cost - 3,511,829
    shares for 1999 and 3,442,900 shares for 1998       (56,260)       (55,787)
    TOTAL STOCKHOLDERS' EQUITY                          117,910         99,990

Commitments - Note L

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $391,901       $374,646








See notes to consolidated financial statements.

                                  THE DIXIE GROUP, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                      (dollars in thousands, except per share data)



                                                     Years Ended
                                     December 25,    December 26,   December 27,
                                         1999            1998           1997

NET SALES                              $579,466        $496,412       $432,086

Cost of sales                           456,360         397,004        345,416

GROSS PROFIT                            123,106          99,408         86,670

Selling and administrative expenses      87,604          71,088         61,475

Other expense - net                       2,081           3,357          2,283

INCOME BEFORE INTEREST AND TAXES         33,421          24,963         22,912

Interest expense                         13,051          10,263          8,886

INCOME BEFORE INCOME TAXES               20,370          14,700         14,026


Income tax provision                      7,971           5,592          5,214



INCOME FROM CONTINUING OPERATIONS        12,399           9,108          8,812


INCOME (LOSS) FROM DISCONTINUED OPERATIONS  ---          (1,853)         2,807


INCOME (LOSS) ON DISPOSAL OF
   DISCONTINUED OPERATIONS                4,792         (28,257)           ---


NET INCOME (LOSS)                      $ 17,191        $(21,002)      $ 11,619



















                                  THE DIXIE GROUP, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                      (dollars in thousands, except per share data)



                                                           Years Ended
                                           December 25,    December 26,    December 27,
                                              1999            1998            1997



  Basic earnings (loss) per share:

    Income from continuing operations        $   1.09        $    .81        $    .78
    Income (loss) from discontinued
      operations                                  ---           (0.16)            .25
    Income (loss) on disposal of
      discontinued operations                     .42           (2.51)           ---
    Net income (loss)                        $   1.51       $   (1.86)       $   1.03



  Diluted earnings (loss) per share:

    Income from continuing operations        $   1.06        $    .77        $    .75
    Income (loss) from discontinued
      operations                                  ---            (.16)            .24
    Income (loss) on disposal of
      discontinued operations                     .41           (2.39)            ---
    Net income (loss)                        $   1.47        $  (1.78)        $    .99



Dividends per share:

    Common Stock                             $    ---        $    .15       $     ---
    Class B Common Stock                          ---             .15             ---



















See notes to consolidated financial statements.

                                   THE DIXIE GROUP, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (dollars in thousands)

                                                           Years Ended
                                               December 25,  December 26,  December 27,
                                                  1999          1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Income from continuing operations             $ 12,399      $  9,108       $  8,812
  Income (loss) from discontinued operations       4,792       (30,110)         2,807
  Net income (loss)                               17,191       (21,002)        11,619
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Depreciation and amortization:
       Continuing operations                      22,330        18,701         15,809
       Discontinued operations                       ---         6,272          8,686
      Provision (benefit) for deferred
        income taxes                               2,045        (7,900)         3,993
      Long-lived asset losses-
        discontinued operations                      ---        19,992            ---
      (Gain) loss on property, plant
        and equipment disposals                     (160)          (56)          (211)
      Changes in operating assets and
        liabilities, net of effects of
        business combinations:
          Accounts receivable                     23,739        (6,017)       (14,821)
          Inventories                            (12,685)        2,196         26,361
          Other current assets                    (1,122)           21         (1,370)
          Other assets                            (6,129)       (1,518)        (2,600)
          Accounts payable and accrued expenses    1,831         6,939             36
          Accrued losses of
            discontinued operations               (9,188)       12,649            ---
          Other liabilities                       (1,114)        4,167          1,444

NET CASH PROVIDED BY OPERATING ACTIVITIES         36,738        34,444         48,946

CASH FLOWS FROM INVESTING ACTIVITIES
  Net proceeds from sales of property,
    plant and equipment                           52,097        13,078          4,556
  Purchase of property, plant and equipment:
    Continuing operations                        (35,327)      (33,363)       (19,183)
    Discontinued operations                       (4,385)       (9,482)        (7,336)
  Cash payments in connection with business
    combinations                                 (32,714)          ---        (61,744)

NET CASH (USED IN) INVESTING ACTIVITIES          (20,329)      (29,767)       (83,707)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in credit line
   borrowings                                     16,073         4,176         37,135
  Payments under term loan facility              (20,654)       (3,625)        (2,500)
  Payments on subordinated debentures             (2,500)       (2,545)           ---
  Dividends paid                                     ---        (1,701)           ---
  Other                                              398           (15)           (14)

NET CASH (USED IN) PROVIDED BY FINANCING
  ACTIVITIES                                      (6,683)       (3,710)        34,621

                                   THE DIXIE GROUP, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (dollars in thousands)

                                                           Years Ended
                                               December 25,  December 26,  December 27,
                                                  1999          1998          1997

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                      9,726           967           (140)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  YEAR                                             2,815         1,848          1,988
CASH AND CASH EQUIVALENTS AT END OF YEAR        $ 12,541      $  2,815       $  1,848















































See notes to consolidated financial statements.

                                                    THE DIXIE GROUP, INC.
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        (dollars in thousands, except per share data)

                                     Common
                                      Stock                                                    Accumulated
                                       and    Common     Additional               Retained        Other       Common      Total
                                     Class B   Stock      Paid-In                 Earnings    Comprehensive  Stock In  Stockholders'
                                      Stock  Subscribed    Capital     Other      (Deficit)      Income      Treasury     Equity

BALANCE AT DECEMBER 28, 1996        $43,836   $ 1,348    $132,475    $(2,190)     $(8,766)      $(2,668)    $(55,485)   $108,550
Common Stock acquired for treasury -
   30,127 shares                                                                                                (268)       (268)
Common Stock sold under stock
   option and Employees' Stock
   Purchase Plan - 60,925 shares        183                   250                                                            433
Common Stock subscribed -
   124,677 shares                                 374         868     (1,242)
Stock subscription settled               77      (185)       (192)       300
Restricted stock grants -
   75,000 shares                        225                   750       (975)
Amortization of restricted
   stock grants                                                           81                                                  81
Net income for the year                                                            11,619                                 11,619
Other comprehensive income
Change in additional
   minimum pension liability,
   net of tax of $530                                                                        829                             829
Comprehensive income                                                                                                      12,448
BALANCE AT DECEMBER 27, 1997         44,321     1,537     134,151     (4,026)       2,853    (1,839)    (55,753)         121,244
Common Stock acquired for treasury -
   2,901 shares                                                                                             (34)             (34)
Common Stock sold under stock
   option and restricted stock grant
   plan - 22,759 shares                  68                    93                                                            161
Common Stock issued upon conversion
   of convertible subordinated
   debentures - 1,552 shares              5                    45                                                             50
Common Stock subscribed -
   60,986 shares                                   183        405       (588)
Restricted stock grants -
   9,000 shares                          27                    26        (53)
Amortization of restricted
   stock grants                                                          232                                                  232
Net loss for the year                                                             (21,002)                                (21,002)
Other comprehensive income
   Change in additional
      minimum pension liability,
      net of tax of $533                                                                        1,040                       1,040
Comprehensive income (loss)                                                                                               (19,962)
Dividends - Common Stock and Class B
Common Stock $.15 per share                                                        (1,701)                                 (1,701)
BALANCE AT DECEMBER 26, 1998        $44,421    $1,720    $134,720    $(4,435)    $(19,850)    $  (799)  $(55,787)        $ 99,990

                                                    THE DIXIE GROUP, INC.
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
                                        (dollars in thousands, except per share data)


                                     Common
                                      Stock                                                Accumulated
                                       and     Common     Additional             Retained      Other      Common     Total
                                     Class B    Stock       Paid-In               Earnings  Comprehensive Stock In Stockholders'
                                      Stock   Subscribed    Capital     Other    (Deficit)    Income     Treasury    Equity
BALANCE AT DECEMBER 26, 1998          $44,421   $1,720     $134,720    $(4,435)   $(19,850)    $  (799)  $(55,787)   $ 99,990

Common Stock acquired for treasury -
   68,929 shares                                                                                             (473)       (473)
Common Stock sold under stock
   option and Employees' Stock
   Purchase Plan - 89,993 shares          270                  318                                                        588
Common Stock subscribed -
   562,751 shares                                1,688       3,184      (4,872)
Stock subscriptions settled -
   515,698 shares                         490   (1,547)     (2,078)      3,135
Amortization of restricted
   stock grants                                                            227                                            227
Net income for the year                                                             17,191                             17,191
Other comprehensive income
   Change in additional
      minimum pension liability,
      net of tax of $247                                                                          387                     387
Comprehensive income                                                                                                   17,578

BALANCE AT DECEMBER 25, 1999         $45,181   $1,861     $136,144     $(5,945)   $ (2,659)   $  (412)    $(56,260)  $117,910

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

Discontinued Operations: The financial statements separately report discontinued operations and the results of continuing operations. Disclosures included herein pertain to the Company's continuing operations unless noted otherwise. A portion of interest cost not attributable to any specific operation of the Company is allocated to discontinued operations based on the ratio of net assets discontinued to the sum of consolidated net assets plus consolidated debt (exclusive of debt attributable to specific operations).

Cash and Cash Equivalents: Cash and highly liquid investments with original maturities of three months or less when purchased are reported as cash equivalents. See Note D.

Credit and Market Risk:  The Company sells floorcovering products and, prior to
 July 1999, sold textile/apparel products to a wide variety of manufacturers and retailers located primarily throughout the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. An allowance for doubtful accounts is maintained at a level which management believes is sufficient to cover potential credit losses including potential losses on receivables sold (see Note D). The Company invests its excess cash in short-term investments and has not experienced any losses on those investments.

Inventories: Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) cost method was used to determine cost for substantially all inventories at December 26, 1998. Inventories resulting from a business combination in 1999 comprised 21% of total inventories at December 25, 1999, and such investments are valued using the first-in, first-out (FIFO) method.

Inventories are summarized as follows:

                                                  1999              1998

At FIFO cost:
  Raw materials                                $ 31,664          $ 21,424
  Work-in-process                                18,389            11,636
  Finished goods                                 49,121            34,796
  Supplies, repair parts and other                1,835             1,631
                                                101,009            69,487
LIFO value over FIFO value                        3,033             3,184
  Total inventories                            $104,042          $ 72,671

Property, Plant and Equipment: Property, plant and equipment is stated at the lower of cost or impaired value. Provision for depreciation and amortization of property, plant and equipment has been computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets, ranging from 10 to 40 years for buildings and improvements, and
 3 to 10 years for machinery and equipment. Applicable statutory recovery methods are used for tax purposes. Depreciation and amortization of property, plant and equipment for financial reporting purposes totaled $20,482 in 1999, $16,888 in 1998, and $14,407 in 1997.

Intangible Assets: Intangible assets represent the excess of the purchase price over the fair market value of identifiable net assets acquired in business combinations and are being amortized using the straight-line method over 40 years. The carrying value of goodwill will be reviewed if facts and circumstances suggest that it may be impaired. Impairment will be measured, and goodwill reduced, for any deficiency of estimated undiscounted cash flows during the amortization period related to the business acquired.

Impairment of Assets: Impairment losses are recognized when expected future cash flows are less than the assets' carrying value. In such circumstances, property, plant, and equipment and related intangibles are adjusted to their fair value based on the operating performance and estimated future discounted cash flows of the underlying business.

Stock Based Compensation:  As permitted under Statement of Financial Accounting
 Standards No. 123, "Accounting for Stock-Based Compensation", the Company continues to account for stock based compensation in accordance with Accounting
 Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

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

Revenue Recognition: The Company recognizes revenue for goods sold at the time title passes to the customer which is normally at the time of shipment.

Comprehensive Income: During 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement displayed with the same prominence as other financial statements. To conform to the statement, the Company has classified the change in the minimum pension liability adjustment as other comprehensive income in its consolidated statements of stockholders' equity and its consolidated balance sheets. Adoption of the statement had no effect on the consolidated results of operations or total stockholders' equity of the Company. Reclassification of the financial statements for all periods presented has been made to conform with the provisions of Statement No. 130.

Segment Disclosures: During 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments, as defined by the statement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The statement requires financial information to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Adoption of the statement had no effect on the consolidated results of operations or financial position of the Company. The Company has identified its floorcovering base materials manufacturing business and its carpet manufacturing business as its reportable segments under Statement No. 131. Comparative information for all years presented has been restated to conform with the provisions of Statement No. 131.

Pensions and Other Postretirement Benefits: During 1998, the Company adopted Statement of Financial Accounting Standards No. 132, "Disclosures about Pensions and Other Postretirement Benefits". This Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. Adoption of the statement had no effect on the consolidated results of operations or financial position of the Company. Disclosures for earlier periods provided for comparative purposes have been restated by the Company to conform with the provisions of Statement No. 132.



NOTE B - BUSINESS COMBINATIONS

In early fiscal 1997, the Company acquired for $20,854 cash the business and operating assets of Danube Carpet Mills, Inc. ("Danube"), a manufacturer of carpet for the factory built housing, recreational vehicle, and van conversion industries. The Danube manufacturing and distribution facilities were closed and their operations merged into existing facilities of the Company's Carriage Carpet and Candlewick Yarns operations. On October 2, 1997, the Company acquired the needlebond and artificial turf assets and business of General Felt
 Industries based in Dalton, Georgia ("GFI Dalton") for $40,890 cash. The acquired assets and business were merged with the Company's Bretlin operation.

In early 1999, the Company acquired the assets and assumed certain liabilities of Multitex Corporation of America, Inc. ("Multitex"), a Dalton, Georgia carpet and carpet yarn producer, for approximately $30,964 cash, plus future payments keyed to revenue growth.

The acquisitions were accounted for as purchase business combinations, and accordingly, the results of operations of Danube subsequent to December 31, 1996, GFI Dalton subsequent to October 2, 1997 and Multitex subsequent to January 8, 1999, are included in the Company's consolidated financial statements. The purchase price of each acquisition was allocated to the net assets acquired based on their estimated fair market values. The excess amounts of the purchase prices over the estimated fair market value of the net identifiable assets were recorded as intangible assets and are being amortized using the straight-line method over forty years.

A summary of net assets acquired is as follows:


                                                                 GFI
                                     Multitex      Danube       Dalton

Current assets                       $18,462      $ 8,363      $ 9,015
Property, plant, and equipment        21,459        4,359       13,550
Other non-current assets                 430          ---          ---
Current liabilities                   (9,387)      (4,703)      (2,356)
Deferred taxes                           ---          141          ---
Intangible asset                         ---       12,694       20,681
  Net assets acquired                $30,964      $20,854      $40,890


The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions of Danube, GFI Dalton and Multitex had occurred at the beginning of the periods presented after giving effect to certain adjustments, including the closure of Danube facilities and consolidation into existing operations, amortization of cost in excess of net tangible assets acquired, interest expense on debt to finance the acquisitions, elimination of sales between the Company and Multitex and related profit, depreciation expense on adjusted fixed asset values and related income taxes. The pro forma results are presented for comparative purposes only and do not purport to be indicative of future results or of the results that would have occurred had the acquisitions taken place at the beginning of the periods presented.


                                                 1998         1997
Net sales                                      $581,408     $547,770
Net income (loss)                               (20,659)      12,149

Net income (loss) per share:
  Basic                                           (1.83)        1.08
  Diluted                                         (1.75)        1.03

In the fourth quarter of 1998, The Company acquired the assets of Ideal Fibers, a fiber extrusion business, for approximately $4,061 cash. In the first quarter of 1999, the Company acquired Graphic Tec, Inc., a carpet producer, for approximately $1,750 cash. These acquisitions were accounted for as purchases, and accordingly, the results of operations of the acquired companies subsequent to the dates of acquisitions are included in the Company's consolidated financial statements. Pro forma information is not presented, as the effects of the pro forma adjustments are not material.



NOTE C - DISCONTINUED OPERATIONS

In 1998, the Company decided to discontinue its textile products operations and completed the sale of the related assets in June 1999. Cash proceeds from disposal of the Company's textile products operations were approximately $11,025 in 1998 and $47,396 in 1999, excluding accounts receivable, accounts payable and accrued expenses retained by the Company. Additionally, the Company received an $8,000 face value note as part of the consideration from one of the purchasers in 1999. The note matures in 2003, has a stated interest rate of 10.5% with interest payable monthly and is subordinated to the maker's senior indebtedness. The value of the note included in the proceeds was estimated to be $5,049 with an effective discount rate of 25%.

Following is summary financial information for the Company's discontinued textile products operations:


                                        1999       1998       1997

Net sales                             $ 11,832   $184,122   $229,757


Income (loss) from
  discontinued operations:
    Before income taxes                    ---     (2,697)     4,776
    Income tax provision (benefit)         ---       (844)     1,969
    Net                               $    ---    $(1,853)  $  2,807


Estimated income (loss) on disposal:
    Before income taxes               $  7,855    (39,325)       ---
    Income tax provision (benefit)       3,063    (11,068)       ---
    Net                               $  4,792    (28,257)       ---


The gain on disposal in 1999 resulted from favorable adjustments to amounts accrued as of the end of the preceding year for exit costs and estimated future operating results. The textile products operations had operating income of $1,622 (net of tax) from the beginning of 1999 through the disposal date, versus a previously accrued estimated loss for such period of $1,586 (net of tax).

The loss on disposal in 1998 includes the write-off of intangible assets of $8,877 and estimated operating losses subsequent to the decision to discontinue the textile products operations to the anticipated disposal date of $944 (net of tax). The effect of liquidating inventories carried at lower costs prevailing in prior years under the LIFO method was to reduce the loss on disposal by approximately $5,461 in 1998. Interest cost charged to discontinued operations was $3,325 for 1998 and $3,697 for 1997. Interest cost for periods subsequent to the decision to discontinue the textile product operations included in the loss on disposal was $1,996.

At December 26, 1998 assets of the textile products operations to be sold consisted of accounts receivable, inventories, and property, plant and equipment amounting to approximately $77,212 after deducting an allowance for the estimated losses on disposal and liabilities were $22,354 including estimated operating losses to the anticipated disposal date. At December 25, 1999, the remaining liabilities of the textile products operations consisted of accrued exit costs of $3,461 and no significant assets were remaining.



NOTE D--SALE OF ACCOUNTS RECEIVABLE

On October 15, 1993, the Company entered into a seven year agreement under which it sold a $45,000 undivided interest in a revolving pool of its trade accounts receivable. No further interest has been sold under this agreement subsequent to the original sale. As part of the agreement, the Company's accounts receivable are transferred to a trust in which the Company retains an ownership interest generally equal to the value of the assets transferred to the trust in excess of the $45,000 interest sold. During the term of the agreement, the Company is to maintain a revolving pool of eligible accounts receivable and/or other assets (as defined in the agreement) in the trust at levels which vary daily based on ratios defined in the agreement. At December 25, 1999, the Company had $14,112 of liquid, highly rated securities classified as cash equivalents included in the pool.

At December 25, 1999 and December 26, 1998, the $45,000 interest sold is reflected as a reduction of accounts receivable in the Company's consolidated balance sheets. Costs of this program were fixed at 6.08% per annum on the amount of the interest sold plus administrative fees typical in such transactions. These costs, which were approximately $2,900 for 1999, $2,935 for 1998, and $2,985 for 1997, are included in other expense - net. In addition, the Company is generally at risk for credit losses associated with sold receivables and provides for such losses in the Company's financial statements.



NOTE E--ACCRUED EXPENSES

Accrued expenses include the following:

                                                  1999            1998
Compensation and benefits                       $13,934         $ 8,910

NOTE F--LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:
                                                  1999            1998
Senior indebtedness:
  Credit line borrowings                        $ 30,073        $ 14,000
  Term loan                                       36,346          57,000
  Other                                              740             611
Total senior indebtedness                         67,159          71,611
Subordinated notes                                50,000          50,000
Convertible subordinated debentures               39,737          42,237
Total long-term debt                             156,896         163,848
Less current portion                             (13,460)         (9,645)
Total long-term debt (less current
  portion)                                      $143,436        $154,203


On March 31, 1998, the Company entered into an unsecured revolving credit and term-loan facility with its principal senior lenders. The credit facility provides for revolving credit of up to $100,000 through a five year commitment period and a $60,000, seven year term-loan. Interest rates available under the facility may be selected by the Company from a number of options which effectively allow for borrowing at rates not exceeding the greater of the lender's prime rate or the federal funds rate plus .5% per annum. The effective annual interest rate on borrowings under the revolving credit and term-loan agreement was 6.31% for 1999, 6.28% for 1998 and 6.79% for 1997. The
 average interest rate on debt outstanding under this agreement was 5.92% at December 25, 1999, and 5.97% at December 26, 1998. Commitment fees, ranging from .25% to .375% per annum on the revolving credit line are payable on the average daily unused balance of the revolving credit facility.

On April 2, 1998, the Company completed an agreement with the Development Authority of Lafayette, Georgia (the Authority) to borrow $7,000 from the Authority under a development bond issuance. Amounts received by the Company are secured by a letter of credit issued by the Company's lead lender in favor of the Authority. The value of the letter of credit reduces the Company's availability under its revolving credit and term-loan facility. The proceeds were used to finance the real property and machinery and equipment needs of the
 Company's synthetic materials recycling center in Lafayette, Georgia.

The Company's subordinated notes are unsecured, bear interest ranging from 9.96% to 10.61% payable semiannually, and are due in semiannual installments of
 $2,381 beginning February 1, 2000.

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

The Company's long-term debt and credit arrangements contain financial covenants relating to minimum net worth, the ratio of debt to capitalization, payment of dividends and certain other financial ratios. The payment of future dividends is currently limited to 50% of aggregate consolidated net income subsequent to December 25, 1999.

At December 25, 1999, unused borrowing capacity under the Company's revolving credit and term-loan agreement was approximately $74,801 (including amounts available under short-term credit lines).

Approximate maturities of long-term debt for each of the five years succeeding December 25, 1999 are $13,625 in 2000, $13,834 in 2001, $13,836 in 2002,
$36,910 in 2003, and $13,840 in 2004.

Interest payments for continuing and discontinued operations were $14,095 in 1999, $12,918 in 1998, and $12,424 in 1997.



NOTE G--FAIR VALUE OF FINANCIAL INSTRUMENTS

All of the Company's financial instruments are held or issued for purposes other than trading. The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

                                      1999                     1998
                             Carrying      Fair       Carrying       Fair
                              Amount       Value       Amount        Value

Financial assets
  Cash and cash
    equivalents              $ 12,541    $ 12,541     $  2,815    $  2,815
  Notes receivable
    (including current
      portion)                  6,865       6,865        1,151       1,151
  Escrow funds                    640         640        1,030       1,030

Financial liabilities
  Long-term debt
    (including current
     portion)                $156,896    $145,324     $163,848    $155,616

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

NOTE H--PENSION PLANS

Information about the benefit obligation, assets and funded status of the Company's defined benefit pension plans is as follows:

                                                      1999         1998
Change in benefit obligation:
Benefit obligation at beginning of year             $ 18,225     $ 14,533
Service cost                                             100           51
Interest cost                                            945          941
Actuarial (gain) loss                                 (1,804)       4,215
Benefits paid                                        (10,588)      (1,515)
Change in plan provisions                                121          ---
Benefit obligation at end of year                      6,999       18,225


Change in plan assets:
Fair value of plan assets at beginning of year        12,550       12,966
Actual return on plan assets                              11          964
Employer contribution                                  2,097          135
Benefits paid                                        (10,588)       (1,515)
Fair value of plan assets at end of year               4,070        12,550


Funded status:                                        (2,928)      (5,675)
Unrecognized actuarial loss                              674        1,400
Net amount recognized                               $ (2,254)    $ (4,275)


Amounts recognized in the statement of financial
   position consist of:
  Accrued liability                                 $ (2,928)    $ (5,675)
  Accumulated other comprehensive income                 674        1,400
  Net amount recognized                             $ (2,254)    $ (4,275)


Weighted-average assumptions as of year-end:
Discount rate                                           6.27%        5.11%
Expected return on plan assets                          8.50%        8.50%


The actuarial loss increasing the benefit obligation in 1998 resulted primarily from reduction of the assumed discount rate to the estimated rate applicable to settlement of the benefit obligation relative to associates of discontinued operations. The amount of such benefit obligation subject to settlement approximated $14,377 and a loss resulting from the settlement of approximately $5,769 ($3,519 after income tax) is included in loss on disposal of discontinued operations in 1998.

At December 25, 1999, there were no shares of the Company's Common Stock included in plan assets. At December 26, 1998, plan assets included 130,226 shares of the Company's Common Stock with a fair value of $1,058 ($8.12 per share). Dividends received on shares of the Company's Common Stock held during 1998 totaled $20.

Costs charged to continuing operations for all pension plans are summarized as follows:

                                                1999       1998       1997
Components of net periodic pension cost:
Defined benefit plans
  Service cost                                $  100     $   51     $   47
  Interest cost                                  222        331        430
  Expected return on plan assets                (244)      (375)      (411)
  Recognized net actuarial loss                  110         25        129
  Settlement loss                                 64         59        108
                                                 252         91        303
 Defined contribution plans                    3,889      3,811      3,067
 Net Pension Cost                             $4,141     $3,902     $3,370

Portions of the cost of the defined contribution plans are based on the Company's operating results and the level of associates' contributions to their accounts.



NOTE I--INCOME TAXES

The provision (benefit) for income taxes on income (loss) from continuing operations consists of the following:

                  1999                   1998                   1997
           Current   Deferred     Current   Deferred     Current   Deferred
Federal    $5,366     $1,940     $ 1,748    $3,525      $(1,188)   $5,330
State         747        (82)         97       222          799       273
Total      $6,113     $1,858     $ 1,845    $3,747      $  (389)   $5,603

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax bases of those assets and liabilities. Significant components of the Company's deferred tax liabilities and assets are as follows:

Deferred Tax Liabilities:                      1999              1998
  Property, plant and equipment              $23,035           $24,035
  Inventories                                    267             2,046
  Intangible assets                            2,176             1,682
  Other                                        3,702             3,899
    Total deferred tax liabilities            29,180            31,662
Deferred Tax Assets:
  Post-retirement benefits                     4,350             5,014
  Other employee benefits                      2,695             3,481
  Losses from discontinued operations            529             2,398
  Alternative minimum tax                        ---             1,277
  Allowances for bad debts,
    claims and discounts                       2,332             2,414
  Other                                        1,236             1,085
    Total deferred tax assets                 11,142            15,669

Net deferred tax liabilities                 $18,038           $15,993

Differences between the provision for income taxes and the amount computed by applying the statutory Federal income tax rate to income from continuing operations are reconciled as follows:

                                         1999        1998         1997
Statutory rate applied to income
  from continuing operations           $ 7,132     $ 4,998      $ 4,769
Plus state income taxes net of
  Federal tax effect                       432         210          707
Total statutory provision                7,564       5,208        5,476

Increase(decrease) attributable to:
  Nondeductible amortization of and
    impairment adjustments to
    intangible assets                      242         201          200
  Nondeductible portion of
    travel and entertainment               246         251          228
  Net operating loss carryback
    benefit                                ---         ---         (781)
  Other items                              (81)        (68)          91
Total tax provision                    $ 7,971      $ 5,592     $ 5,214


Income tax payments, net of income tax refunds received, for continuing and discontinued operations were $10,545 in 1999, $2,156 in 1998 and $3,162 in 1997.



NOTE J--COMMON STOCK AND EARNINGS PER SHARE

Holders of Class B Common Stock have the right to twenty votes per share on matters that are submitted to Shareholders for approval and to dividends in an amount not greater than dividends declared and paid on Common Stock. Class B Common Stock is restricted as to transferability and may be converted into Common Stock on a one share for one share basis. The Company's Charter also authorizes 200,000,000 shares of Class C Common Stock, $3 par value per share, and 16,000,000 shares of Preferred Stock. No shares of Class C Common Stock or
 Preferred Stock have been issued.

In August 1996, the Company's Board of Directors adopted a stock ownership plan applicable to the senior management of the Company for the purpose of encouraging each participant to make a significant investment in the Company's Common Stock. Pursuant to the plan, at December 25, 1999, 620,516 shares were subscribed at a weighted average price of $8.79 per share, at December 26, 1998, 573,463 shares were subscribed at a weighted average price of $6.49 per share, and at December 27, 1997, 512,477 shares were subscribed at a weighted average price of $6.11 per share.

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

                                          1999        1998         1997

Income from continuing operations (1)   $12,399     $ 9,108      $ 8,812


Denominator for calculation of
  basic earnings per share -
  weighted average shares (2)            11,355      11,267       11,229

Effect of dilutive securities:
  Stock options (2)                         206         348          332
  Stock subscriptions (2)                   121         194          204

Denominator for calculation of
  diluted earnings per share -
  weighted average shares
  adjusted for potential
  dilution (2)(3)                        11,682      11,809       11,765
Earnings per share:
  Basic                                 $  1.09     $  0.81      $  0.78
  Diluted                                  1.06        0.77         0.75


(1) No adjustments needed in the numerator for diluted calculations.
(2) Includes Common and Class B Common shares in thousands.
(3) Because their effects are anti-dilutive, excludes shares issuable under stock option, stock subscription, and restricted stock plans whose grant price was greater than the average market price of common shares outstanding and the assumed conversion of subordinated debentures into shares of Common Stock as follows: 2,835 shares in 1999, 2,065 shares in 1998, and 1,737 shares in 1997.



NOTE K--STOCK PLANS

The Company's 1990 Incentive Stock Plan reserves 2,270,000 shares of Common Stock for sale or award to key associates or to the outside directors of the Company under stock options, stock appreciation rights, restricted stock performance grants, or other awards. Outstanding options are generally exercisable at a cumulative rate of 25% per year after the second year from the date the options are granted and generally expire after ten years from the date of grant. Options outstanding were granted at prices at or above market price on the date of grant.

In 1993, the Company issued options for the purchase of 83,044 shares of Common
 Stock, which were immediately exercisable at prices ranging from $3.19 - $5.27 per share, in connection with the acquisition of Carriage Industries, Inc. As of December 25, 1999, options for 18,851 of these shares remain outstanding.


A summary of the option activity for the three years ended December 25, 1999 is as follows:

                                                               Weighted-
                                                Weighted-       Average
                                     Number      Average     Fair Value of
                                       of       Exercise    Options Granted
                                     Shares      Price      During the Year
Outstanding at December 28, 1996   1,259,842     $ 6.71
  Granted at market price            499,500       9.74          $4.45
  Granted above market price          12,000      14.30           5.54
  Exercised                          (22,825)      6.46
  Forfeited                          (80,250)      7.28
Outstanding at December 27, 1997   1,668,267       7.65
  Granted at market price            287,250       8.53           3.95
  Granted above market price          20,000       9.35           3.69
  Exercised                          (12,250)      5.73
  Forfeited                          (35,750)      6.21
  Expired                             (1,019)      3.43
Outstanding at December 26, 1998   1,926,498       7.84
  Granted at market price            128,500       8.11           3.95
  Exercised                         (103,147)      7.58
  Forfeited                         (237,250)      6.93
Outstanding at December 25, 1999   1,714,601       7.92

Options exercisable at
  December 27, 1997                  240,392     $ 6.85
  December 26, 1998                  497,561       6.90
  December 25, 1999                  603,914       7.76


The following table summarizes information about stock options at December 25, 1999:

                           Options Outstanding
                                    Weighted-Average
   Range of          Number of         Remaining         Weighted-Average
Exercise Prices        Shares       Contractual Life      Exercise Price
 $4.00 - $ 5.27        115,601          5.8 years             $ 4.82
  5.75 -   8.81      1,319,750          6.6                     7.30
  9.25 -  14.30        279,250          7.3                    12.14
 $4.00 - $14.30      1,714,601          6.7                   $ 7.92


                       Options Exercisable
   Range of                 Number of             Weighted-Average
Exercise Prices               Shares               Exercise Price
 $4.00 - $ 5.27               45,601                   $ 4.83
  5.75 -   8.81              496,500                     7.42
  9.25 -  14.30               61,813                    12.66
 $4.00 - $14.30              603,914                   $ 7.76


The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                            1999 Grants     1998 Grants     1997 Grants
Expected life                 5 years         5 years         5 years
Expected volatility            50.1%           44.2%           41.6%
Risk-free interest rate        5.60%           5.56%           6.25%
Dividend yield                    0%              0%              0%

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

                           1999         1998          1997
Pro forma
  Net income (loss)     $ 16,271     $(21,788)     $ 11,073
  Earnings (loss)
    per share:
      Basic                 1.43        (1.93)         0.99
      Diluted               1.39        (1.84)         0.94

The Company also has a stock purchase plan which authorizes 108,000 shares of Common Stock for purchase by supervisory associates at the market price prevailing at the time of purchase. At December 25, 1999, 26,340 shares remained available for issue. Shares sold under this plan are held in escrow until paid for and are subject to repurchase agreements which give the Company the right of first refusal at the prevailing market price at the time of sale.
 Numbers of shares sold under the plan were 9,100 in 1999, 0 in 1998, and 38,500 in 1997.



NOTE L--COMMITMENTS

The Company had commitments for purchases of machinery and equipment, building construction, and information systems of approximately $18,173 at December 25, 1999.

The Company leases buildings, machinery and equipment under operating leases. Commitments for minimum rentals under noncancellable leases at the end of 1999 for the next five years are as follows:

          2000                                   $1,543
          2001                                    1,511
          2002                                    1,346
          2003                                    1,026
          2004                                      443
          thereafter                                  -
          Total                                  $5,869

Subsequent to December 25, 1999, the Company entered into additional operating leases for certain transportation equipment. The Company's practice, prior to this leasing arrangement, was to purchase all transportation equipment. The total future commitments related to the transportation equipment leases are $7,649 over the next seven years.

Rental expense in 1999 amounted to approximately $2,855 and for prior periods was not material.



NOTE M--SEGMENT INFORMATION

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

The profit performance measure for the Company's segments is defined as Internal EBIT (earnings before interest and taxes). The aggregate of Internal EBIT for the reportable segments differs from the Company's consolidated earnings before interest and taxes by costs associated with the sale of accounts receivable under the Company's accounts receivable sales agreement and sundry amounts that are deemed to be non-operating in nature. Assets measured in each reportable segment include long-lived assets and goodwill, inventories at current cost, and accounts receivable (without reductions for receivables sold under the Company's accounts receivable sales agreement).

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

                   Net Sales - External Customers    Profit Performance
                     1999     1998     1997       1999     1998     1997
Reportable Segments:
  Carpet
   Manufacturing   $456,835 $401,826 $340,271  $30,056   $24,454   $21,337
  Floorcovering
   Base Materials   122,631   94,586   91,815    3,466     3,108     3,349
  Intersegment
    eliminations                                     -         7         -
Segment total      $579,466 $496,412 $432,086   33,522    27,569    24,686
Interest expense                                13,051    10,263     8,886
Cost of A/R
  sales program                                  2,900     2,900     2,898
Other non-segment
    (income)                                    (2,799)     (294)   (1,124)
Consolidated income
  before income taxes
    from continuing
     operations                                $20,370   $14,700   $14,026

                              Capital                 Depreciation
                           Expenditures             and Amortization
                      1999     1998     1997      1999     1998    1997
Reportable Segments:
  Carpet
   Manufacturing    $21,161  $23,099  $15,803  $15,398   $14,542   $12,883
  Floorcovering
   Base Materials    13,671   10,219    3,158    6,328     3,359     2,298
Corporate and
  Shared Services       495       45      222      604       800       628
Total Continuing
  Operations        $35,327  $33,363  $19,183  $22,330   $18,701   $15,809


                                                        Assets Used in
                                                    Performance Measurement
                                                   1999      1998     1997
Reportable Segments:
  Carpet
   Manufacturing                              $292,889  $229,937  $222,056
   Floorcovering
     Base Materials                             76,051    54,463    51,680
      Assets in Performance Measurement        368,940   284,400   273,736
Assets Not in Segment Measurements:
   Other operating assets                       22,504    22,738   112,878
   Assets of discontinued operations               457    67,508       ---
Total Consolidated Assets                     $391,901  $374,646  $386,614


During 1999, sales to The Home Depot amounted to approximately $61.0 million or
 10.5% of consolidated net sales. No single customer's net sales exceeded 10% of the Company's consolidated net sales in 1998 or 1997. The loss of The Home Depot business could have a material adverse effect on the Company's operations. Substantially all of the Company's sales were to domestic customers and all assets were domestically based for the periods presented. A substantial majority of the unit production volume of the Company's Floorcovering Base Materials segment is directed into the Carpet Manufacturing segment. A significant portion of the units are processed by the Base Materials group on a conversion basis only (costs to manufacture) and are recorded in intersegment sales at the conversion value. The remaining transfers are recorded on a full-package basis (raw materials plus conversion costs) with either cost or an arms length price as the transfer value, depending on the product. Intersegment sales from the Company's Floorcovering Base Materials group to the Company's Carpet Manufacturing group were $103,669 in 1999, $62,545 in 1998, and $49,798 in 1997.

                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                         THE DIXIE GROUP, INC. AND SUBSIDIARIES
                                                 (dollars in thousands)



            COL. A               COL. B                  COL. C                    COL. D        COL. E
                                                        ADDITIONS
                                                  (1)             (2)
          DESCRIPTION          Balance at      Charged to      Charged to        Deductions-   Balance at
                              Beginning of     Costs and      Other Accounts      Describe    End of Period
                                 Period         Expenses        -Describe
Year ended December 25, 1999:
  Reserves deducted from asset
    accounts:
      Allowance for doubtful
        accounts               $ 3,772         $  832             $  262 (1)       $ 3,035 (2)  $ 1,831
      Provision to reduce
        inventories to net
        realizable value         4,972           (531)               -0-               -0- (3)    4,441
      Provision to reduce
        assets held for sale
        to estimated fair
        market value            14,484            -0-                -0-            13,297 (4)    1,187


Year ended December 26, 1998:
  Reserves deducted from asset
    accounts:
      Allowance for doubtful
        accounts               $ 3,207         $  888             $ -0-            $   323 (2)  $ 3,772 (5)
      Provision to reduce
        inventories to net
        realizable value         7,664            -0-               -0-              2,692 (3)    4,972 (5)
      Provision to reduce
        assets held for sale
        to estimated fair
        market value            16,200         11,635               -0-             13,351 (4)    14,484








                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (continued)
                                         THE DIXIE GROUP, INC. AND SUBSIDIARIES
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



* Commission File No. 0-2585

EXHIBIT
  NO.     EXHIBIT DESCRIPTION            INCORPORATION BY REFERENCE

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

* Commission File No. 0-2585

EXHIBIT
  NO.     EXHIBIT DESCRIPTION            INCORPORATION BY REFERENCE

 (4m)     Letter agreement dated         Incorporated by reference to
          February 17, 1998 re:          Exhibit (4m) to Dixie's Annual
          Amendment to 9.96% Senior      Report on Form 10-K for the
          Subordinated Notes due         year ended December 27, 1997.*
          February 1, 2010.

(4n)     Credit agreement dated         Incorporated by reference to
          as of March 31, 1998 by        Exhibit (4n) to Dixie's Annual
          and among The Dixie            Report on Form 10-K for the
          Group, Inc., SunTrust          year ended December 27, 1997.*
          Bank, Atlanta, and
          NationsBank, N.A. and
          Form of Revolving Credit
          Note, Form of Term Note
          And Form of Swing Line
          Note.

 (4o)     Waiver letter dated            Incorporated by reference to
          August 17, 1998 from           Exhibit (4o) to Dixie's Annual
          New York Life Insurance        Report on Form 10-K for the
          And Annuity Corporation.       year ended December 27, 1997.*

 (4p)     Waiver letter dated            Incorporated by reference to
          August 17, 1998 from           Exhibit (4p) to Dixie's Annual
          New York Life Insurance        Report on Form 10-K for the
          Company.                       year ended December 27, 1997.*

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

* Commission File No. 0-2585

EXHIBIT
  NO.     EXHIBIT DESCRIPTION            INCORPORATION BY REFERENCE


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


* Commission File No. 0-2585

EXHIBIT
  NO.     EXHIBIT DESCRIPTION            INCORPORATION BY REFERENCE


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

* Commission File No. 0-2585

EXHIBIT
  NO.     EXHIBIT DESCRIPTION            INCORPORATION BY REFERENCE


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

*Commission File No. 0-2585

EXHIBIT
  NO.     EXHIBIT DESCRIPTION            INCORPORATION BY REFERENCE


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

 (10z)    Asset Purchase Agreement       Incorporated by reference to
          dated January 8, 1999, by      Exhibit (10) to Dixie's Quarterly
          and between Multitex           Report on Form 10-Q for the
          Corporation of America         quarter ended March 27, 1999.*
          and The Dixie Group, Inc.

 (10A)    The Dixie Group, Inc. New      Incorporated by reference to
          Nonqualified Retirement        Exhibit (10.1) to Dixie's
          Savings Plan effective         Quarterly Report on Form 10-Q
          August 1, 1999                 for the quarter ended June 26,
                                         1999.*

 (10B)    The Dixie Group, Inc.          Incorporated by reference to
          Deferred Compensation Plan     Exhibit (10.2) to Dixie's
          Amended and Restated           Quarterly Report on Form 10-Q
          Master Trust Agreement         for the quarter ended June 26,
          Effective as of August         1999.*
          1, 1999.

*Commission File No. 0-2585

EXHIBIT
  NO.     EXHIBIT DESCRIPTION            INCORPORATION BY REFERENCE


 (10C)    Asset Purchase Agreement       Incorporated by reference to
          dated as of May 7, 1999,       Exhibit (10.3) to Dixie's
          between R.L. Stowe Mills,      Quarterly Report on Form 10-Q
          Inc. and The Dixie Group,      for the quarter ended June 26,
          Inc.                           1999.*

 (21)     Subsidiaries of the            Filed herewith
          Registrant.

 (23)     Consent of Ernst & Young LLP.  Filed herewith.

*Commission File No. 0-2585