Form 10-Q
period 2000-04-01
DIXIE GROUP INC
filed 2000-05-16
CIK 29332

                           FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549



Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended April 1, 2000

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

     Class                         Outstanding as of April 28, 2000

Common Stock, $3 Par Value                   10,747,058 shares
Class B Common Stock, $3 Par Value              795,970 shares
Class C Common Stock, $3 Par Value                    0 shares

                        THE DIXIE GROUP, INC.

                                INDEX


Part I. Financial Information:                                   Page No.

Consolidated Condensed Balance Sheets --
  April 1, 2000 and December 25, 1999                                3

Consolidated Statements of Operations --
  Three Months Ended April 1, 2000
  and March 27, 1999                                                 5

Consolidated Condensed Statements of Cash Flows --
  Three Months Ended April 1, 2000
  and March 27, 1999                                                 6

Consolidated Statement of Stockholder's Equity --
  Three Months Ended April 1, 2000                                   8

Notes to Consolidated Condensed Financial Statements                 9

Management's Discussion and Analysis of Results of
  Operations and Financial Condition                                14


Part II.  Other Information:

Item 1 - Legal Proceedings                                          17

Item 2 - Changes in Securities and Use of Proceeds                  17

Item 3 - Defaults Upon Senior Securities                            17

Item 4 - Submission of Matters to a Vote of Security Holders        17

Item 5 - Other Information                                          18

Item 6 - Exhibits and Reports on Form 8-K                           18

PART I - ITEM 1

FINANCIAL INFORMATION


                             THE DIXIE GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                April 1,      December 25,
                                                  2000            1999
                                              _____________   ____________
                                              (dollar amounts in thousands)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                   $      13,413   $     12,541
  Accounts receivable (less allowance for
    doubtful accounts of $1,736 for 2000
    and $1,831 for 1999)                             18,996         19,454
  Inventories                                       120,857        104,042
  Net assets held for sale                              457            457
  Other                                              14,148         14,471
                                              _____________   ____________

                      TOTAL CURRENT ASSETS          167,871        150,965


PROPERTY, PLANT AND EQUIPMENT                       321,520        307,766
  Less accumulated amortization and
    depreciation                                   (139,984)      (134,180)
                                              _____________   ____________

         NET PROPERTY, PLANT AND EQUIPMENT          181,536        173,586

INTANGIBLE ASSETS (less accumulated
  amortization of $6,585 for 2000
    and $6,190 for 1999)                             51,862         52,460

OTHER ASSETS                                         15,107         14,890
                                              _____________   ____________

                              TOTAL ASSETS    $     416,376   $    391,901
                                              _____________   ____________
                                              _____________   ____________










See Notes to Consolidated Condensed Financial Statements.

                        THE DIXIE GROUP, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS
                           (UNAUDITED)

                                                 April 1,     December 25,
                                                   2000           1999
                                              _____________   ____________
                                              (dollar amounts in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                            $      35,068   $     53,590
  Accrued expenses                                   20,091         26,241
  Accrued losses of discontinued operations           3,276          3,461
  Current portion of long-term debt                  13,824         13,460
                                              _____________   ____________
                 TOTAL CURRENT LIABILITIES           72,259         96,752

LONG-TERM DEBT
  Senior indebtedness                               113,425         60,961
  Subordinated notes                                 42,857         45,238
  Convertible subordinated debentures                37,237         37,237
                                              _____________   ____________
                      TOTAL LONG-TERM DEBT          193,519        143,436

OTHER LIABILITIES                                    10,355         10,295
DEFERRED INCOME TAXES                                23,508         23,508

STOCKHOLDERS' EQUITY
  Common Stock ($3 par value per share)
    authorized 80,000,000 shares -
    issued and outstanding,
    14,265,296 shares for 2000 and
    14,264,277 shares for 1999                       42,796         42,793
  Class B Common Stock ($3 par value per share)
    authorized 16,000,000 shares -
    issued and outstanding, 795,970 shares
    for 2000 and 1999                                 2,388          2,388
  Common Stock Subscribed - 646,230 shares
    for 2000 and 620,516 shares for 1999              1,939          1,861
  Additional paid-in capital                        136,260        136,144
  Stock subscriptions receivable                     (5,649)        (5,456)
  Unearned stock compensation                          (453)          (489)
  Retained earnings (deficit)                        (3,843)        (2,659)
  Accumulated other comprehensive income               (412)          (412)
                                              _____________   ____________
                                                    173,026        174,170
  Less Common Stock in treasury at cost -
    3,516,798 shares for 2000 and
    3,511,829 shares for 1999                       (56,291)       (56,260)
                                              _____________   ____________
                TOTAL STOCKHOLDERS' EQUITY          116,735        117,910
                                              _____________   ____________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $     416,376   $    391,901
                                              _____________   ____________
                                              _____________   ____________

See Notes to Consolidated Condensed Financial Statements.

                               THE DIXIE GROUP, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                  Three Months Ended
                                            ______________________________

                                              April 1,         March 27,
                                                2000             1999
                                            _____________    _____________
                                             (dollar amounts in thousands,
                                                 except per share data)

Net sales                                   $     131,574    $     141,224
Cost of sales                                     106,199          112,014
                                            _____________    _____________
                             GROSS PROFIT          25,375           29,210

Selling and administrative expenses                23,160           20,470
Other expense - net                                   132            1,120
                                            _____________    _____________
         INCOME BEFORE INTEREST AND TAXES           2,083            7,620

Interest expense                                    4,002            3,346
                                            _____________    _____________
         INCOME (LOSS) BEFORE INCOME TAXES         (1,919)           4,274

Income tax provision (benefit)                       (735)           1,694
                                            _____________    _____________
Net Income (Loss)                           $      (1,184)   $       2,580
                                            _____________    _____________
                                            _____________    _____________

Earnings per Share:
Basic Earnings (Loss) per share:
  Income (loss) from continuing operations  $        (0.10)  $        0.23
  Income from discontinued operations                    -               -
  Net Income (Loss)                         $        (0.10)  $        0.23
                                             _____________    ____________
  Shares outstanding                                11,474          11,282

Diluted Earnings (Loss) per share:
  Income (loss) from continuing operations  $        (0.10)  $        0.22
  Income from discontinued operations                    -               -
  Net Income (Loss)                         $        (0.10)  $        0.22
                                             _____________    ____________
  Shares outstanding                                11,474          11,627

Dividends per share:

  Common Stock                              $          --    $          --
  Class B Common Stock                      $          --    $          --

See Notes to Consolidated Condensed Financial Statements.

                         THE DIXIE GROUP, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                  Three Months Ended
                                            ______________________________

                                              April 1,         March 27,
                                                2000             1999
                                            _____________    _____________
                                            (dollar amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES

    Net income (loss)                       $      (1,184)   $       2,580
    Depreciation and amortization                   6,429            6,260
    Provision (benefit) for deferred
      income taxes                                    ---                1
    Gain on property, plant and
      equipment disposals                            (352)             ---
                                            _____________    _____________

                                                    4,893            8,841
    Changes in operating assets and
      liabilities, net of effects
      of business combination                     (40,967)         (17,684)
                                            _____________    _____________
NET CASH (USED) PROVIDED BY
    OPERATING ACTIVITIES                          (36,074)          (8,843)




CASH FLOWS FROM INVESTING ACTIVITIES

    Net proceeds from sale of
      property, plant, and equipment                  617              ---
    Net proceeds from assets held for sale            ---            9,943
    Purchase of property, plant, and equipment:
      Continuing operations                       (14,091)          (4,745)
      Discontinued operations                         ---             (657)
    Net cash paid in business combinations            ---          (32,194)
                                            _____________     ____________

NET CASH USED IN INVESTING ACTIVITIES             (13,474)         (27,653)







See Notes to Consolidated Condensed Financial Statements.

                         THE DIXIE GROUP, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            - CONTINUED
                            (UNAUDITED)

                                                  Three Months Ended
                                            ______________________________

                                              April 1,         March 27,
                                                2000             1999
                                            _____________    _____________
                                            (dollar amounts in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES

    Net increase in credit line
      borrowings                                   55,745           36,612
    Payments on term loan                          (2,908)          (1,500)
    Payments on subordinated notes                 (2,381)             ---
    Other                                             (36)             351
                                            _____________    _____________
NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                     50,420           35,463




INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                        872           (1,033)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                       12,541            2,815
                                            _____________    _____________

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                $      13,413    $       1,782
                                            _____________    _____________
                                            _____________    _____________




SUPPLEMENTAL CASH FLOW INFORMATION

      Interest paid                          $      3,957    $       4,122
                                             ____________    _____________
                                             ____________    _____________

      Income taxes paid, net of
       tax refunds (received)                $        (33)    $        967
                                             ____________    _____________
                                             ____________    _____________



See Notes to Consolidated Condensed Financial Statements.

                                                    THE DIXIE GROUP, INC.
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    (dollars in thousands)


                                        Common
                                         Stock                                                Accumulated
                                          and    Common     Additional             Retained      Other      Common     Total
                                        Class B   Stock      Paid-In               Earnings  Comprehensive Stock In Stockholders'
                                         Stock  Subscribed    Capital     Other    (Deficit)    Income     Treasury    Equity


BALANCE AT DECEMBER 25, 1999           $45,181    $1,861    $136,144    $(5,945)  $ (2,659)   $   (412)    $(56,260)  $117,910

Common Stock acquired for treasury -
   4,969 shares                                                                                                 (31)       (31)
Common Stock subscribed -
   45,714 shares                                     138         203       (341)                                             -
Stock subscriptions settled -
   20,000 shares                                     (60)        (87)       147                                              -
Amortization of restricted
   Stock grants                                                              36                                             36
Other                                        3                                1                                              4
Net income (loss) for the period                                                    (1,184)                             (1,184)

BALANCE AT APRIL 1, 2000               $45,184    $1,939    $136,260    $(6,102)  $ (3,843)   $   (412)    $(56,291)  $116,735



See notes to consolidated financial statements.

                          THE DIXIE GROUP, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED)
           (dollar amounts in thousands, except per share data)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements which do not include all of the information and footnotes required in annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 1, 2000 are not necessarily indicative of the results that may be expected for the entire year.

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


NOTE B - INVENTORIES

Inventories are stated at the lower of cost or market. At December 25, 1999 and April 1, 2000, the last-in, first-out (LIFO) cost method was used for approximately 80% of total inventories and the first-in, first-out
(FIFO) cost method was used for approximately 20% of total inventories. Inventories are summarized as follows:

                                            April 1,        December 25,
                                              2000             1999
                                          _____________    ____________
      At FIFO cost:
       Raw materials                      $      39,196    $     31,664
       Work-in-process                           19,160          18,389
       Finished goods                            57,562          49,121
       Supplies, repair parts, and other          2,051           1,835
                                          _____________    ____________
                                                117,969         101,009
      LIFO value over FIFO value                  2,888           3,033
                                          _____________    ____________
      Total inventories                   $     120,857    $    104,042
                                          _____________    ____________
                                          _____________    ____________

NOTE C - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                  April 1,        March 27,
                                                    2000            1999

Income (loss) from continuing operations (1)     $  (1,184)      $   2,580
Income from discontinued operations (1)                  -               -
                                                 ---------       ---------
Net income (loss)                                $  (1,184)      $   2,580
                                                 _________       _________
                                                 _________       _________

Denominator for calculation of
  basic earnings per share -
  weighted average shares (2)                       11,474          11,282

Effect of dilutive securities:
  Stock options                                          -             200
  Stock subscriptions                                    -             145

Denominator for calculation of
  diluted earnings per share -
  weighted average shares adjusted               ---------       ---------
  for potential dilution (3)                        11,474          11,627
                                                 _________       _________
                                                 _________       _________

Basic Earnings (Loss) per share:
  Income (loss) from continuing operations       $   (0.10)      $    0.23
  Income from discontinued operations                    -               -
                                                 ---------       ---------
  Net Income (loss)                              $   (0.10)      $    0.23
                                                 _________       _________
                                                 _________       _________

Diluted Earnings (Loss) per share:
  Income (loss) from continuing operations       $   (0.10)      $    0.22
  Income from discontinued operations                    -               -
                                                 ---------       ---------
  Net Income (loss)                              $   (0.10)      $    0.22
                                                 _________       _________
                                                 _________       _________

Dividends per share:
  Common Stock                                   $      --       $      --
  Class B Common Stock                           $      --       $      --


(1) No adjustments needed for diluted calculation.
(2) Includes Common and Class B Common shares in thousands.
(3) Because their effects are anti-dilutive, excludes shares issuable pursuant to certain grants under stock option, stock subscription, and restricted stock plans and the assumed conversion of subordinated debentures into shares of Common Stock as follows: 3,298 shares in 2000 and 2,634 shares in 1999.

NOTE D - LONG TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

                                                April 1,       December 25,
                                                  2000            1999

Senior indebtedness:
  Credit line borrowings                        $ 85,818        $ 30,073
  Term loan                                       33,438          36,346
  Other                                              731             740
                                                --------        --------
Total senior indebtedness                        119,987          67,159
Subordinated notes                                47,619          50,000
Convertible subordinated debentures               39,737          39,737
                                                --------        --------
Total long-term debt                             207,343         156,896
Less current portion                             (13,824)        (13,460)
Total long-term debt (less current              --------        --------
  portion)                                      $193,519        $143,436
                                                ________        ________
                                                ________        ________


The Company's unsecured revolving credit and term-loan facility provides for revolving credit of up to $100.0 million through a five-year commitment period beginning on March 31, 1998, and a $60.0 million, seven-year term-loan. Interest rates available under the facility may be selected by the Company from a number of options which effectively allow for borrowing at rates equal to or lower than the greater of the lender's prime rate, or the federal funds rate plus .5% per annum. Commitment fees, ranging from .25% to .375% per annum on the revolving credit line are payable on the average daily unused balance of the revolving credit facility.

The Company's subordinated notes are unsecured, bear interest at 9.96% to 10.61% payable semiannually, and are due in semiannual installments of $2,381 which commenced February 1, 2000.

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

As of April 1, 2000, the most restrictive covenants under the revolving credit and term-loan agreement limit available borrowing capacity to $9.3 million (including amounts available under short-term credit lines).

NOTE E - SEGMENT DATA

The Company's floorcovering operations are segmented around product similarities between its Carpet Manufacturing and Floorcovering Base Materials businesses. The Company's Carpet Manufacturing operations supply carpet and rugs to the factory-built housing and recreational vehicle markets through Carriage Carpets, to consumers through major retailers under the Bretlin and Globaltex brands, through select distributors under the Alliance Mills name and to higher-end residential and commercial customers serviced by Masland Carpets. The Company's Floorcovering Base Materials operations supply extruded plied and heat-set filament and spun yarns, through Candlewick Yarns, to the Company's Carpet Manufacturing segment and, to a lesser extent, to specialty carpet yarn markets.

The following table reflects selected operating data relating to the two reportable segments of the Company:

                                                Quarter Ended
                                           April 1,      March 27,
                                             2000          1999


SALES TO EXTERNAL CUSTOMERS
  Carpet Manufacturing                     $111,557      $108,132
  Floorcovering Base Materials               19,212        31,806
  Other                                         805         1,286
                                            -------       -------
Total sales to external customers          $131,574      $141,224


INTERSEGMENTAL SALES
  Carpet Manufacturing                     $  2,443      $  2,153
  Floorcovering Base Materials               32,941        20,141
  Other                                       2,790         1,905
                                            -------       -------
Total intersegmental sales                 $ 38,174      $ 24,199


OPERATING PROFIT (Internal E.B.I.T.)
  Carpet Manufacturing                     $  2,415      $  6,390
  Floorcovering Base Materials               (1,266)        1,216
  Other                                         934            14
                                            -------       -------
Total operating profit (Internal E.B.I.T.)    2,083         7,620
Interest expense                              4,002         3,346
Consolidated income (loss) before income    -------       -------
  taxes from continuing operations         $ (1,919)     $  4,274
                                            _______       _______
                                            _______       _______


IDENTIFIABLE ASSETS
  Carpet Manufacturing                    $311,595       $292,889
  Floorcovering Base Materials              82,215         76,051
  Other                                     22,109         22,504
  Assets of discontinued operations            457            457
                                           -------        -------
Total consolidated assets                 $416,376       $391,901

NOTE F - RECENT EVENTS

On March 28, 2000, the Company announced that it had signed a letter of intent to acquire privately held, high-end carpet and rug maker Fabrica International and its interests in Chroma Systems Partners' dyeing and finishing operations. The transaction is subject to regulatory approval, due diligence review and execution of a definitive purchase agreement. The Company anticipates closing the transaction before the end of June 2000. Fabrica, headquartered in Santa Ana, California, with estimated 2000 sales in excess of $50 million, manufactures and sells high-end luxury carpet and rugs to carpet retailers, interior designers, manufacturers of luxury yachts, furniture stores and other markets.

PART I - ITEM 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is presented to update the discussion of results of operations and financial condition included in the Company's 1999 Annual Report. (dollar amounts in thousands, except per share data)


RESULTS OF OPERATIONS

The Company reported a net loss for the quarter ended April 1, 2000 of $1,184 or $.10 per diluted share, on sales of $131,574. The comparable 1999 period reflected net income of $2,580, or $.22 per diluted share, on sales of $141,224. The decline in sales and net income for the period is discussed in the Company's segment analysis below.

The Company's floorcovering operations are segmented around product similarities between its Carpet Manufacturing and Floorcovering Base Materials businesses. The Company's Carpet Manufacturing operations supply carpet and rugs to the factory-built housing and recreational vehicle markets through Carriage Carpets, to consumers through major retailers under the Bretlin and Globaltex brands, through select distributors under the Alliance Mills name and to higher-end residential and commercial customers serviced by Masland Carpets. The Company's Floorcovering Base Materials operations supply extruded plied and heat-set filament and spun yarns, through Candlewick Yarns, to the Company's Carpet Manufacturing segment and, to a lesser extent, to specialty carpet yarn markets.

The following table reflects selected operating data relating to the two reportable segments of the Company:


                                                Quarter Ended
                                           April 1,      March 27,
                                             2000          1999

SALES TO EXTERNAL CUSTOMERS
  Carpet Manufacturing                     $111,557      $108,132
  Floorcovering Base Materials               19,212        31,806
  Other                                         805         1,286
                                            -------       -------
Total sales                                $131,574      $141,224


OPERATING PROFIT (Internal E.B.I.T.)
  Carpet Manufacturing                     $ 2,415       $ 6,390
  Floorcovering Base Materials              (1,266)        1,216
  Other                                        934            14
                                            ------        ------
Total operating profit (Internal E.B.I.T.) $ 2,083       $ 7,620

Sales to external customers in the Company's Carpet Manufacturing segment for the quarter ended April 1, 2000 were $111,557, an increase of $3,425 or 3.2% over the comparable period in 1999. The increase was a result of increased volume in our high-end commercial and residential business of over 10% and our home center/mass merchant business of over 20% which more than offset a decline in sales to the factory-built housing market. Operating profits in the Carpet Manufacturing segment were $2,415 in the first quarter of 2000 compared with $6,380 in the first quarter of 1999. The profitability decrease was a result of lower shipment volume to the factory-built housing industry, inefficiencies created due to rapid expansion in our home center business, higher raw material costs and marketing costs and other expenses associated with the start-up of the Company's Alliance Mills distributor partnership.

Sales to external customers in the Company's Floorcovering Base Materials segment for the quarter ended April 1, 2000 were $19,212, a decrease of $12,594 or 39.6% below the comparable period in 1999. The decrease was a result of the sale of the Ulmer, SC plant in July 1999, greater utilization of yarn capacity by our carpet operations and the shift of a number of the Company's external yarn programs from a full package basis to a conversion basis, in which the customer supplies fiber for yarn processing.
Operations in the Floorcovering Base Materials segment resulted in a loss of $1,266 in the first quarter of 2000 compared with an operating profit of $1,216 in the first quarter of 1999. The profitability decrease was principally a result of cost associated with realignment and expansion of the Company's yarn manufacturing facilities, expansion of the Company's extrusion capacity and higher raw material prices.

A number of the Company's suppliers, whose products are petroleum based, increased prices of raw materials purchased by each of the Company's two reportable segments in the first quarter of 2000. The Company's ability to recover raw material cost increases varied according to the market served.

Selling and administrative expenses were $23,160, or 17.6% of sales, in the first quarter of 2000 compared with $20,470, or 14.5% of sales, in the first quarter of 1999. The increase resulted from growth in the high-end residential, commercial and home center businesses, which have higher selling and administrative expenses. Also, selling and administrative expenses were impacted by marketing costs and other expenses associated with the start-up of the Company's Alliance Mills distributor partnership. Selling and administrative expenses increased as a percent of sales because of the decline in external sales of floorcovering base materials. Such external sales have relatively small selling and administrative expenses per dollar of sales.

Interest expense was $4,002 which was an increase of $656 or 19.6% over the comparable period in 1999 due an increase in interest rates and an increase in debt from higher working capital.


LIQUIDITY AND CAPITAL RESOURCES


During the first three months of 2000, the Company's long-term debt increased $50,447 from the 1999 year-end level. The increase resulted from expenditures of $14,091 for property, plant and equipment and $36,074 of funds used by operating activities, net of $617 of proceeds from sale of property, plant and equipment. The majority of the capital expenditures in the first quarter of 2000 were focused on the Company's yarn restructuring, extrusion expansion and Bretlin's new distribution center. Working capital increased as a result of higher inventory levels during the quarter and higher levels of accounts payable and accrued expenses at the end of 1999. The Company increased its inventory in response to anticipated disruptions in manufacturing related to the Company's planned rationalization of its yarn facilities, extrusion expansion and completion of Bretlin's new distribution center

At April 1, 2000, the Company's debt consisted of $39.7 million of convertible subordinated debentures, $47.6 million of subordinated notes, $33.4 million of senior term loans and $85.8 million of credit line indebtedness, principally under the Company's senior credit agreement. Annual payments for the convertible subordinated debentures, the subordinated notes and the senior term loan are approximately $13.6 million in 2000. The Company's unsecured credit agreement was replaced in March 1998 and provides for a revolving credit of up to $100.0 million through a five-year commitment period and a $60.0 million seven-year term loan.
Under the terms of the credit agreement, borrowing capacity is permanently reduced by 50% of the net cash proceeds from certain significant asset sales. Accordingly, the term loan has been reduced by $14.0 million as a result of asset sales in 1999.

Interest rates available under the credit agreement may be selected by the Company from a number of options which effectively allow for borrowing at rates equal to or lower than the greater of the lender's prime rate or federal funds rate plus 0.5%. As of April 1, 2000, the available unused borrowing capacity under the Company's credit agreements (including amounts available under short-term credit lines) was $9.3 million.

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

Availability under the Company's existing debt arrangements, the anticipated replacement of the accounts receivable sale arrangement and operating cash flows are expected to be adequate to finance the Company's anticipated liquidity requirements. However, significant additional cash expenditures beyond normal requirements could require the supplementation or replacement of the Company's credit facilities. There can be no assurance that any such additional credit will be available on terms as favorable as the Company's current credit facilities.

YEAR 2000 SYSTEMS ISSUES

The Company has not experienced any significant system related year 2000 conversion issues. The Company believes it identified all information technology systems that could be impacted by the year 2000 issue.
Incremental costs associated with all aspects of year 2000 compliance and remediation were not material.


FORWARD - LOOKING INFORMATION

This Quarterly Report on Form 10-Q may contain certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are identified by their use of terms or phrases such as "expects," "estimates," "projects," "believes," "anticipates,"
"intends," and similar terms and phrases. Such terms or phrases relate to, among other matters, the Company's future financial performance, business prospects, growth, strategies, or liquidity. Forward-looking statements involve a number of risks and uncertainties. The following important factors may affect the future results of The Dixie Group, Inc. and could cause those results to differ materially from its historical results or those expressed in the forward-looking statements. These risks include, among others, market risks relating to interest rates, raw material prices, the loss of a significant customer or group of customers, materially adverse changes in economic conditions generally in carpet, rug and floorcovering markets served by the Company and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.



PART II. OTHER INFORMATION


Item 1 - Legal Proceedings
            None.


Item 2 - Changes in Securities and Use of Proceeds
            None.


Item 3 - Defaults Upon Senior Securities
            None.


Item 4 - Submission of Matters to a Vote of Security Holders
            None.

Item 5 - Other Information

On March 28, 2000, the Company announced that it had signed a letter of intent to acquire privately held, high-end carpet and rug maker Fabrica International and its interests in Chroma Systems Partners' dyeing and finishing operations. The transaction is subject to regulatory approval, due diligence review and execution of a definitive purchase agreement. The Company anticipates closing the transaction before the end of June 2000. Fabrica, headquartered in Santa Ana, California, with estimated 2000 sales in excess of $50 million, manufactures and sells high-end luxury carpet and rugs to carpet retailers, interior designers, manufacturers of luxury yachts, furniture stores and other markets.


Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

       (i)  Exhibits Incorporated by Reference
            None.

       (ii) Exhibits Filed with this Report
            None.

    (b) Reports on Form 8-K
        No reports on Form 8-K have been filed by the registrant during the three month period ended April 1, 2000.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        THE DIXIE GROUP, INC.
                                     __________________________

                                            (Registrant)



         May 16, 2000
     ____________________

           (Date)



                                     /s/GARY A. HARMON
                                     __________________________

                                     Gary A. Harmon
                                     Vice President and
                                     Chief Financial Officer




                                     /s/D. EUGENE LASATER
                                     __________________________

                                     D. Eugene Lasater
                                     Controller