Form 10-Q
period 2000-07-01
DIXIE GROUP INC
filed 2000-08-15
CIK 29332

                                     FORM 10-Q

                           SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549



          Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

          For the quarterly period ended July 1, 2000

          Commission File Number   0-2585

                               THE DIXIE GROUP, INC.
               (Exact name of registrant as specified in its charter)


                     Tennessee                       62-0183370
          (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)         Identification No.)

          345-B Nowlin Lane
          Chattanooga, Tennessee                        37421
          (Address of principal executive offices)    (Zip Code)

          Registrant's telephone number, including area code     (423) 510-7010


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

               Class                         Outstanding as of July 28, 2000

          Common Stock, $3 Par Value                   10,747,877 shares
          Class B Common Stock, $3 Par Value              795,970 shares
          Class C Common Stock, $3 Par Value                    0 shares

                        THE DIXIE GROUP, INC.

                                INDEX


Part I. Financial Information:                                   Page No.

Item 1 - Financial Statements

Consolidated Condensed Balance Sheets --
  July 1, 2000 and December 25, 1999                                 3

Consolidated Statements of Operations --
  Three and Six Months Ended July 1, 2000
  and June 26, 1999                                                  5

Consolidated Condensed Statements of Cash Flows --
  Six Months Ended July 1, 2000
  and June 26, 1999                                                  6

Consolidated Statement of Stockholders' Equity --
  Three and Six Months Ended July 1, 2000                            8

Notes to Consolidated Condensed Financial Statements                 9


Item 2 - Management's Discussion and Analysis of Results
  Of Operations and Financial Condition                             16


Item 3 - Quantitative and Qualitative Disclosures About
  Market Risks                                                      19



Part II.  Other Information:

Item 1 - Legal Proceedings                                          20

Item 2 - Changes in Securities and Use of Proceeds                  20

Item 3 - Defaults Upon Senior Securities                            20

Item 4 - Submission of Matters to a Vote of Security Holders        20

Item 5 - Other Information                                          20

Item 6 - Exhibits and Reports on Form 8-K                           21

PART I - ITEM 1

FINANCIAL INFORMATION


                             THE DIXIE GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                July 1,       December 25,
                                                 2000             1999
                                              _____________   ____________
                                              (dollar amounts in thousands)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                   $       3,728   $     12,541
  Accounts receivable (less allowance for
    doubtful accounts of $2,549 for 2000
    and $1,831 for 1999)                             25,573         19,454
  Inventories                                       125,365        104,042
  Net assets held for sale                              457            457
  Other                                              17,421         14,471
                                              _____________   ____________

                      TOTAL CURRENT ASSETS          172,544        150,965


PROPERTY, PLANT AND EQUIPMENT                       334,823        307,766
  Less accumulated amortization and
    depreciation                                   (141,624)      (134,180)
                                              _____________   ____________

         NET PROPERTY, PLANT AND EQUIPMENT          193,199        173,586

INTANGIBLE ASSETS (less accumulated
  amortization of $6,956 for 2000
    and $6,190 for 1999)                             51,497         52,460

INVESTMENT IN AFFILIATE                              11,183             --

OTHER ASSETS                                         15,233         14,890
                                              _____________   ____________

                              TOTAL ASSETS    $     443,656   $    391,901
                                              _____________   ____________
                                              _____________   ____________






See Notes to Consolidated Condensed Financial Statements.

                        THE DIXIE GROUP, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS
                           (UNAUDITED)
                                                 July 1,      December 25,
                                                  2000            1999
                                              _____________   ____________
                                              (dollar amounts in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                            $      51,095   $     53,590
  Accrued expenses                                   22,772         26,241
  Accrued losses of discontinued operations           2,600          3,461
  Current portion of long-term debt                  13,994         13,460
  Other                                              18,000             --
                                              _____________   ____________
                 TOTAL CURRENT LIABILITIES          108,461         96,752

LONG-TERM DEBT
  Senior indebtedness                               103,811         60,961
  Subordinated notes                                 42,857         45,238
  Convertible subordinated debentures                34,737         37,237
                                              _____________   ____________
                      TOTAL LONG-TERM DEBT          181,405        143,436

OTHER LIABILITIES                                    10,574         10,295
DEFERRED INCOME TAXES                                24,399         23,508
MINORITY INTEREST IN SUBSIDIARY                         795             --

STOCKHOLDERS' EQUITY
  Common Stock ($3 par value per share)
    authorized 80,000,000 shares - issued
    and outstanding, 14,265,296 shares
    for 2000 and 14,264,277 shares for 1999          42,796         42,793
  Class B Common Stock ($3 par value per share)
    authorized 16,000,000 shares -
    issued and outstanding, 795,970 shares
    for 2000 and 1999                                 2,388          2,388
  Common Stock Subscribed - 886,788 shares
    for 2000 and 620,516 shares for 1999              2,660          1,861
  Additional paid-in capital                        136,056        136,144
  Stock subscriptions receivable                     (6,167)        (5,456)
  Unearned stock compensation                          (412)          (489)
  Retained earnings (deficit)                        (2,589)        (2,659)
  Accumulated other comprehensive income               (412)          (412)
                                              _____________   ____________
                                                    174,320        174,170
  Less Common Stock in treasury at cost -
    3,518,438 shares for 2000 and
    3,511,829 shares for 1999                       (56,298)       (56,260)
                                              _____________   ____________
                TOTAL STOCKHOLDERS' EQUITY          118,022        117,910
                                              _____________   ____________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $     443,656   $    391,901
                                              _____________   ____________
                                              _____________   ____________

See Notes to Consolidated Condensed Financial Statements.

                               THE DIXIE GROUP, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                    Three Months Ended       Six Months Ended
                                  _______________________  ____________________

                                     July 1,    June 26,     July 1,   June 26,
                                      2000        1999        2000       1999
                                    ________   _______      ________   ________
                                           (dollar amounts in thousands,
                                               except per share data)

Net sales                           $140,658   $152,113     $272,232   $293,337
Cost of sales                        111,306    119,094      217,505    231,108
                                     _______    _______      _______    _______
GROSS PROFIT                          29,352     33,019       54,727     62,229

Selling and administrative expenses   23,409     21,889       46,569     42,359
Other (income) expense - net            (270)     1,020         (138)     2,140
                                     _______    _______      _______    _______
INCOME BEFORE INTEREST AND TAXES       6,213     10,110        8,296     17,730

Interest expense                       4,113      3,453        8,115      6,799
                                     _______    _______      _______    _______
INCOME BEFORE INCOME TAXES             2,100      6,657          181     10,931

Income tax provision                     846      2,597          111      4,291
                                     _______    _______      _______    _______
Income from Continuing Operations   $  1,254   $  4,060     $     70   $  6,640
Income from Disposal of
  Discontinued Operations                 --      4,419           --      4,419
                                     _______    _______      _______    _______
Net Income                          $  1,254   $  8,479     $     70   $ 11,059
                                     _______    _______      _______    _______
                                     _______    _______      _______    _______
Earnings per Share:
Basic Earnings per share:
  Income from continuing operations $   0.11    $  0.36      $  0.01   $  0.59
  Income from disposal of
    discontinued operations               --       0.39           --      0.39
  Net Income            	           $   0.11    $  0.75      $  0.01   $  0.98

  Shares outstanding                  11,470     11,281       11,472    11,282

Diluted Earnings per share:
  Income from continuing operations $   0.11    $  0.35      $  0.01   $  0.57
  Income from disposal of
    discontinued operations               --       0.37           --      0.37
  Net Income                      $     0.11    $  0.72      $  0.01   $  0.94

  Shares outstanding                  11,471     11,716       11,490    11,672


See Notes to Consolidated Condensed Financial Statements.

                         THE DIXIE GROUP, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                   Six Months Ended
                                            ______________________________

                                              July 1,            June 26,
                                               2000                1999
                                            _____________    _____________
                                            (dollar amounts in thousands)


CASH FLOWS FROM OPERATING ACTIVITIES

    Net income                               $         70     $     11,059
    Adjustments to reconcile net income
       to net cash provided by
       operating activities of continuing
       operations:
       (Income) on disposal of
         discontinued operations                       --           (4,419)
    Depreciation and amortization                  12,774           12,071
    Provision (benefit) for deferred
      income taxes                                  2,494           (1,263)
    (Gain) on property, plant and
      equipment disposals                            (322)              --
                                               __________       __________

                                                   15,016           17,448
    Changes in operating assets and
      liabilities including discontinued
      operations, net of effects of
      business combination                        (35,608)         (11,558)
                                               __________       __________

NET CASH (USED) PROVIDED BY
OPERATING ACTIVITIES                              (20,592)           5,890


CASH FLOWS FROM INVESTING ACTIVITIES

    Net proceeds from sale of
      property, plant, and equipment                2,372               --
    Net proceeds from assets held for sale             --           47,396
    Purchase of property, plant, and equipment    (28,158)         (17,296)
    Net cash paid in business combinations             --          (32,194)
                                               __________       __________

NET CASH USED IN INVESTING ACTIVITIES             (25,786)          (2,094)



See Notes to Consolidated Condensed Financial Statements.

                         THE DIXIE GROUP, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            - CONTINUED
                             (UNAUDITED)

                                                   Six Months Ended
                                            ______________________________

                                                July 1,           June 26,
                                                 2000               1999
                                            _____________    _____________
                                            (dollar amounts in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES

    Net increase in credit
      line borrowings                              47,306            1,280
    Payments on subordinated debentures            (4,881)          (2,500)
    Payments on term loan                          (4,543)          (3,000)
    Other                                            (317)             315
                                              ___________      ___________
NET CASH PROVIDED (USED) BY FINANCING
    ACTIVITIES OF CONTINUING OPERATIONS            37,565           (3,905)




(DECREASE) IN CASH AND CASH
   EQUIVALENTS                                     (8,813)            (109)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                       12,541            2,815
                                              ___________      ___________

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                $       3,728    $       2,706
                                              ___________      ___________
                                              ___________      ___________





SUPPLEMENTAL CASH FLOW INFORMATION

      Interest paid                          $      8,436    $       7,380
                                               __________      ___________
                                               __________      ___________

      Income taxes paid
       (refunds received)                    $       (212)   $       4,723
                                               __________      ___________
                                               __________      ___________



See Notes to Consolidated Condensed Financial Statements

                                                    THE DIXIE GROUP, INC.
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    (dollars in thousands)


                                        Common
                                         Stock                                                Accumulated
                                          and    Common     Additional             Retained      Other      Common     Total
                                        Class B   Stock      Paid-In               Earnings  Comprehensive Stock In Stockholders'
                                         Stock  Subscribed    Capital     Other    (Deficit)    Income     Treasury    Equity

BALANCE AT DECEMBER 25, 1999           $45,181    $1,861    $136,144    $(5,945)  $ (2,659)   $   (412)    $(56,260)  $117,910

Common Stock acquired for treasury -
   4,969 shares                                                                                                 (31)       (31)
Common Stock subscribed -
   45,714 shares                                     138         203       (341)                                             -
Stock subscriptions settled -
   20,000 shares                                     (60)        (87)       147                                              -
Amortization of restricted
   stock grants                                                              36                                             36
Common Stock sold under stock
   option plan - 1,019 shares                3                                1                                              4
Net (loss) for the period                                                           (1,184)                             (1,184)

BALANCE AT APRIL 1, 2000               $45,184    $1,939    $136,260    $(6,102)  $ (3,843)   $   (412)    $(56,291)  $116,735

Common Stock acquired for treasury -
   1,640 shares                                                                                                  (7)        (7)
Common Stock subscribed -
  309,675 shares                                     929         271     (1,200)                                             -
Stock subscriptions settled -
   69,117 shares                                    (208)       (474)       682                                              -
Amortization of restricted
   stock grants                                                              41                                             41
Other                                                             (1)                                                       (1)
Net income for the period                                                            1,254                               1,254

BALANCE AT JULY 1, 2000                $45,184    $2,660    $136,056    $(6,579)  $ (2,589)   $   (412)    $(56,298)  $118,022


See notes to consolidated financial statements.

                          THE DIXIE GROUP, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (UNAUDITED)
           (dollar amounts in thousands, except per share data)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements which do not include all of the information and footnotes required in annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 1, 2000 are not necessarily indicative of the results that may be expected for the entire year.

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


NOTE B - SALE OF ACCOUNTS RECEIVABLE

In June, 2000, the Company replaced its existing $45.0 million accounts receivable securitization program with a new one-year program which provides for up to $60.0 million of funding. Under the agreement, a significant portion of the Company's accounts receivable is sold, on a revolving basis, to a special purpose wholly owned subsidiary, which assigns such receivables to an independent issuer of receivables-backed commercial paper as security for amounts borrowed by the special purpose subsidiary.

The transaction is accounted for as a sale of accounts receivable. Accordingly, the undivided interest in receivables sold under the agreement is excluded from the Company's balance sheet. Amounts sold under this arrangement and the previous program were $43.3 million at July 1, 2000 and $45.0 million at December 25, 1999. The Company's retained interest in the accounts receivable is included in the balance sheet as accounts receivable.

Proceeds from the sale of accounts receivable are less than the face amount of the accounts receivable sold by an amount which approximates the variable financing cost of receivables backed commercial paper plus administrative fees typical in such transactions. The Company continues to service the receivables and maintains an allowance for doubtful accounts based upon the expected collectibility of all of the accounts receivable generated by the Company.


NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market. At July 1, 2000 and December 25, 1999, the last-in, first-out (LIFO) cost method was used for approximately 80% of total inventories and the first-in, first-out (FIFO) cost method was used for approximately 20% of total inventories.
Inventories are summarized as follows:

                                              July 1,      December 25,
                                               2000            1999
                                          _____________    ____________
      At FIFO cost:
       Raw materials                      $      38,692    $     31,664
       Work-in-process                           17,411          18,389
       Finished goods                            64,919          49,121
       Supplies, repair parts, and other          2,109           1,835
                                          _____________    ____________
                                                123,131         101,009
      LIFO value over FIFO value                  2,234           3,033
                                          _____________    ____________
      Total inventories                   $     125,365    $    104,042
                                          _____________    ____________
                                          _____________    ____________


NOTE D - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                       Three Months Ended  Six Months Ended
                                       __________________  ________________

                                        July 1,  June 26,  July 1, June 26,
                                         2000     1999      2000     1999

Income from continuing operations(1) $ 1,254 $ 4,060 $ 70 $ 6,640 Income from disposal of
  discontinued operations(1)             _   --    4,419    _   --   4,419
Net Income                              $ 1,254  $ 8,479   $    70 $11,059
                                         ______   ______    ______  ______
                                         ______   ______    ______  ______

Denominator for calculation of
  basic earnings per share -
  weighted average shares(2)             11,470   11,281   11,472  11,282
Effect of dilutive securities:
  Stock options                               1      266       18     233
  Stock subscriptions                        --      169       --     157
Denominator for calculation of
  diluted earnings per share -
  weighted average shares adjusted
  for potential dilution(3)              11,471   11,716   11,490  11,672

                                       Three Months Ended  Six Months Ended
                                       __________________  ________________

                                        July 1,  June 26,  July 1, June 26,
                                         2000     1999      2000     1999

Basic Earnings per share:
  Income from continuing operations $ 0.11 $ 0.36 $ 0.01 $ 0.59 Income from disposal of
    discontinued operations                  --     0.39        --    0.39
  Net Income                            $  0.11  $  0.75   $  0.01 $  0.98
                                         ______   ______    ______  ______
                                         ______   ______    ______  ______

Diluted Earnings per share:
  Income from continuing operations $ 0.11 $ 0.35 $ 0.01 $ 0.57 Income from disposal of
    discontinued operations                  --      0.37       --    0.37
  Net Income                            $__0.11  $   0.72  $  0.01 $  0.94
                                         ______   _______   ______  ______

(1)  No adjustments needed for diluted calculation.
(2)  Includes Common and Class B Common shares in thousands.
(3) Because their effects are anti-dilutive, excludes shares issuable pursuant to certain grants under stock option, stock subscription, and restricted stock plans and the assumed conversion of subordinated debentures into shares of Common Stock as follows: 3,500 shares in 2000 and 1,956 shares in 1999.


NOTE E - LONG TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

                                                 July 1,      December 25,
                                                  2000            1999

Senior indebtedness:
  Credit line borrowings                        $ 78,282        $ 30,073
  Term loan                                       31,803          36,346
  Other                                              458             740
Total senior indebtedness                        110,543          67,159
Subordinated notes                                47,619          50,000
Convertible subordinated debentures               37,237          39,737
Total long-term debt                             195,399         156,896
Less current portion                             (13,994)        (13,460)
Total long-term debt (less current
  portion)                                      $181,405        $143,436
                                                ________        ________
                                                ________        ________


The Company's unsecured revolving credit and term-loan facility provides for revolving credit of up to $100.0 million through a five-year commitment period which began March 31, 1998, and a $60.0 million, seven-year term-loan. Interest rates available under the facility may be selected by the

Company from a number of options which effectively allow for borrowing at rates equal to or lower than the greater of the lender's prime rate, or the federal funds rate plus .5% per annum. Commitment fees, ranging from .25% to .375% per annum on the revolving credit line are payable on the average daily unused balance of the revolving credit facility.

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

At July 1, 2000, the Company is party to an interest rate swap agreement, with a notional amount of $30.0 million, to reduce the impact of changes in interest rates on its floating rate long-term debt. Under the agreement, the Company pays a fixed rate of 5.97% and receives a variable rate, which was 6.69% at July 1, 2000. Any interest rate differential realized is recognized as an adjustment to interest expense over the life of the swap agreement.

The Company's long-term debt and credit agreements contain financial covenants relating to minimum net worth, the ratio of debt to capitalization, payment of dividends and certain other financial ratios. The payment of dividends is limited to 50% of aggregate consolidated net income subsequent to December 25, 1999 and financial covenants currently do not permit the payment of dividends.

As of July 1, 2000, the Company's borrowing capacity under its credit arrangements was $23.7 million (including amounts available under short-term credit lines).


NOTE F - BUSINESS COMBINATION AND INVESTMENTS IN AFFILIATES

On July 1, 2000, the Company acquired 90% of the capital stock of Fabrica International ("Fabrica"), a privately held California corporation and a one-third interest in Chroma Systems Partners ("Chroma"). Fabrica produces and sells higher-end carpet and rugs to carpet retailers, interior designers, luxury yacht manufacturers, furniture stores and other markets. Chroma performs dyeing and finishing processes on a contract basis for Fabrica and other carpet businesses. The acquisition of Fabrica was accounted for under the purchase method and the Chroma interest was accounted for under the equity method. Their results will be included in the Company's income statement subsequent to July 1, 2000.

The stock of Fabrica was acquired for $7.0 million payable in cash on July 3, 2000. At July 1, 2000, such amount is included in other current liabilities in the Company's consolidated condensed balance sheet. In connection with the acquisition, the Company recorded assets with a fair value of approximately $17.1 million, liabilities of $9.1 million and minority interest of $795 thousand. The Company will be obligated to pay $45.0 million in 2003 if Fabrica's cumulative gross sales for the period of April 1, 2000 through June 30, 2003 exceed certain levels. The agreement also provides for an additional contingent amount of up to $2.25 million to be paid in April 2005 based upon Fabrica's cumulative earnings before interest and taxes for the five-year period beginning January 1, 2000. Any contingent amounts that may become payable under the agreement will be treated as an additional cost of the acquisition. The Company expects to purchase the remaining 10% of the Fabrica capital stock in the third quarter of 2000 for $2.0 million in cash and contingent amounts proportionally similar to those in the initial purchase. Goodwill that may be generated from these transactions will be amortized over future periods on a straight-line basis.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of Fabrica had occurred at the beginning of the periods presented after giving effect to certain adjustments, including interest expense on debt to finance the acquisition, depreciation expense on adjusted fixed asset values and related income taxes. The pro forma results are presented for comparative purposes only and do not purport to be indicative of future results or the results that would have occurred had the acquisition taken place at the beginning of the periods presented. The pro forma information below does not include information pertaining to the equity investment in Chroma.

                                   Quarter Ended        Six Months Ended
                                 July 1,   June 26,      July 1,  June 26,
                                  2000      1999          2000     1999

Net sales                    $ 153,640  $ 162,850     $297,397   $313,174
Income from continuing
  Operations                     2,280      4,939        1,862      8,164
Net Income                       2,280      9,358        1,862     12,583

Basic earnings per share:
  Income from continuing
    Operations                    0.20       0.44         0.16       0.72
  Net income                      0.20       0.83         0.16       1.12

Diluted earnings per share:
  Income from continuing
    Operations                    0.20       0.42         0.16       0.70
  Net income                      0.20       0.80         0.16       1.08


The initial investment in Chroma was $11.0 million payable in cash on July 3, 2000. At July 1, 2000, such amount is included in other current liabilities in the Company's consolidated condensed balance sheet. The agreement provides for an adjustment to the amount paid generally equal to the Company's share of Chroma's income or loss for the three years ending June 30, 2003 less $1.8 million. The excess of cost over the Company's share of Chroma's net assets was approximately $9.0 million. Pending valuation of Chroma's net assets, such amount will be amortized as a reduction against the Company's share of Chroma's earnings over the appropriate periods.

NOTE G - SEGMENT DATA

The Company's floorcovering operations are segmented based on product similarities. Accordingly, its two reportable segments are Carpet Manufacturing and Floorcovering Base Materials. The Company's Carpet Manufacturing segment is a leading carpet and rug manufacturer and supplier to higher-end residential and commercial customers serviced by Masland Carpets and Fabrica International, to consumers through major retailers under the Bretlin, Globaltex and Alliance Mills brands and to the factory-built housing and recreational vehicle markets through Carriage Carpets. The Company's Floorcovering Base Materials segment supplies extruded plied and heat-set filament and spun yarn, through Candlewick Yarns, to the Company's Carpet Manufacturing segment and, to a lesser extent, to specialty carpet yarn markets.

The profit performance measure for the Company's segments is defined as
Internal EBIT (earnings before interest and taxes).   The aggregate of
Internal EBIT for the reportable segments differs from the Company's consolidated earnings before interest and taxes by costs associated with the sale of accounts receivable under the Company's accounts receivable sales agreement and other amounts that are deemed to be non-operating in nature. Assets measured in each reportable segment include long-lived assets and goodwill, inventories at current cost, and accounts receivables (without reductions for receivables assigned under the Company's accounts receivable sales agreement).

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

The following table reflects selected operating data relating to the two reportable segments of the Company:

                                   Three Months Ended   Six Months Ended
                                   July 1,   June 26,   July 1,  June 26,
                                     2000      1999       2000     1999

NET SALES - EXTERNAL CUSTOMERS
  Carpet Manufacturing            $119,113  $117,435    $231,475  $226,853
  Floorcovering Base Materials      21,545    34,678      40,757    66,484
Total Net Sales                   $140,658  $152,113    $272,232  $293,337


INTERSEGMENTAL SALES
  Carpet Manufacturing            $  6,861  $  4,269    $ 12,094  $  8,627
  Floorcovering Base Materials      33,819    26,900      66,760    47,041
Total intersegmental sales        $ 40,680  $ 31,469    $ 78,854  $ 55,668

                                   Three Months Ended   Six Months Ended
                                   July 1,   June 26,   July 1,  June 26,
                                     2000      1999       2000     1999

PROFIT PERFORMANCE
  Carpet Manufacturing            $  5,950  $  8,621    $  9,006  $ 15,635
  Floorcovering Base Materials         268     1,675        (879)    3,003
Segment Total                        6,218    10,296       8,127    18,638

Cost of A/R sales program              770       748       1,511     1,509
Other non-segment (income)            (765)     (562)     (1,680)     (601)
Earnings Before Interest and Taxes   6,213    10,110       8,296    17,730

Interest expense                     4,113     3,453       8,115     6,799
Consolidated income before income
  taxes from continuing operations $ 2,100  $  6,657    $    181  $ 10,931



                                                   As of
                                           July 1,     December 25,
                                            2000           1999

IDENTIFIABLE ASSETS
  Carpet Manufacturing                    $336,038       $292,889
  Floorcovering Base Materials              85,082         76,051
  Other                                     22,079         22,504
  Assets of discontinued operations            457            457
Total consolidated assets                 $443,656       $391,901


NOTE H - SUBSEQUENT EVENT

On August 15, 2000, the Company signed an agreement which is expected to close on August 17, 2000, to sell machinery and equipment used in its operations for approximately $15.0 million. The agreement provides that the assets will be leased back from the purchaser under an operating lease for a period of four years at an annual lease cost of approximately $2.9 million. The lease requires the Company to pay customary operating and repair expenses and to observe certain operating restrictions and financial covenants.

PART I - ITEM 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is presented to update the discussion of results of operations and financial condition included in the Company's 1999 Annual Report. (dollar amounts in thousands, except per share data)

On July 1, 2000, the Company acquired 90% of the stock of Fabrica International, a privately held corporation which manufactures and sells high-end luxury carpet and rugs to carpet retailers, interior designers, luxury yacht manufacturers, furniture stores and other markets. The purchase price was $7.0 million plus contingent payments based on future sales and earnings. Additionally, the Company acquired a one-third equity interest in Chroma Systems Partners, a business which performs dyeing and finishing processes for Fabrica and other carpet businesses. The equity investment in Chroma was $11.0 million, subject to adjustments based on Chroma earnings for the three-year period ending June 30, 2003.

The Company anticipates acquiring the remaining 10% of the Fabrica stock in the third quarter of 2000.

These transactions are expected to be accretive to earnings immediately and, together with Masland, provide two growth businesses in the high-end residential market.


RESULTS OF OPERATIONS

Net income and income from continuing operations was $1,254 or $.11 per diluted share for the quarter ended July 1, 2000 and $70, or $.01 per diluted share for the first six months of 2000 compared with income from continuing operations of $4,060, or $.36 per diluted share in the second quarter 1999 and $6,640, or $.59 per diluted share for the first half of
1999.   Net income was $8,479, or $.72 per diluted share in the second quarter of 1999 and $11,059, or $.94 per diluted share for the first six months of 1999 and included a net gain of $4,419, or $.37 per diluted share, from the disposal of discontinued operations.

Net sales were $140,658 in the second quarter of 2000 and $272,232 for the first six months of 2000, compared with net sales of $152,113 in the second quarter of 1999 and $293,337 in the first half of 1999.

The Company's floorcovering operations are segmented based on product similarities. Accordingly, its two reportable segments are Carpet Manufacturing and Floorcovering Base Materials. The Company's Carpet Manufacturing segment is a leading carpet and rug manufacturer and supplier to higher-end residential and commercial customers serviced by Masland Carpets and Fabrica International, to consumers through major retailers under the Bretlin, Globaltex and Alliance Mills brands and to the factory-built housing and recreational vehicle markets through Carriage Carpets. The Company's Floorcovering Base Materials segment supplies extruded plied and heat-set filament and spun yarn, through Candlewick Yarns, to the Company's Carpet Manufacturing segment and, to a lesser extent, to specialty carpet yarn markets.

Sales to external customers in the Company's Carpet Manufacturing segment were $119,113 in the quarter ended July 1, 2000 and $231,475 for the first six months of 2000. Sales increased 1.4% in the second quarter of 2000 and 2.0% for the first half of 2000, over the comparable 1999 periods. The improvement reflects a significant increase in dollar volume of sales to high-end commercial and residential markets and to home center/mass merchant markets which more than offset a 17% decline in sales to the factory-built housing market.

Operating profits in the Carpet Manufacturing segment were $5,950 in the second quarter of 2000 and $9,006 for the first six months of 2000, compared with $8,621 in the second quarter of 1999 and $15,635 in the first half of 1999. The decrease in profitability was principally the result of lower shipment volume to the factory-built housing market, higher raw material costs and inefficiencies due to the rapid expansion of the Company's home center business.

Sales to external customers in the Company's Floorcovering Base Materials segment were $21,545 in the quarter ended July 1, 2000 and $40,757 for the first six months of 2000. The approximately 38% decrease in sales for the second quarter and first six months of 2000 compared with the comparable 1999 periods was the result of the sale of the Ulmer, SC yarn plant in July 1999, greater utilization of yarn capacity by our carpet operations and the shift of a number of the Company's external yarn programs from a full package basis to a conversion basis, in which the customer supplies fiber for yarn processing.

Operating profits in the Floorcovering Base Materials segment were $268 in the second quarter of 2000 and resulted in a loss of $879 for the first half of 2000, compared with operating profits of $1,675 and $3,003 respectively, for the second quarter and first half of 1999. The profitability decrease was principally a result of cost associated with realignment and expansion of the Company's yarn manufacturing facilities and expansion of the Company's extrusion capacity, which negatively affected operations, particularly in the first quarter of 2000. The majority of the yarn manufacturing and extrusion projects were completed by the end of the second quarter of 2000. Higher raw material prices also negatively impacted results during the second quarter and first six months of 2000.

A number of the Company's suppliers, whose products are petroleum based, increased prices of raw materials purchased by each of the Company's two reportable segments in 2000. The Company's ability to recover raw material cost increases varied according to the market served.

Selling and administrative expenses were $23,409, or 16.6% of sales, in the second quarter of 2000 and $46,569, or 17.1% of sales, in the first six months of 2000, compared with $21,889, or 14.4% of sales, in the second quarter of 1999 and $42,359, or 14.5% of sales, for the first six months in 1999. The increase resulted from growth in the Company's high-end residential, commercial and home center businesses and start-up expenses associated with the expansion of distribution channels. Selling and administrative expenses increased as a percent of sales principally due to the decline in the sales to yarn and factory built housing markets, which have relatively low selling and administrative expenses compared with sales to the Company's other markets, which grew during the period.

Interest expense increased in 2000 over the comparable 1999 periods due to increased debt and higher interest rates.


LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2000, the Company's long-term debt increased $38,503 from the 1999 year-end level. The increase was principally attributable to expenditures of $28,158 for property, plant and equipment and $20,592 of funds used by operating activities. The majority of these capital expenditures were focused on the Company's yarn realignment and expansion, extrusion expansion and a new distribution center. Working capital increased in 2000 as a result of higher inventory levels and reduced levels of accounts payable and accrued expenses. Inventories were increased to maintain customer service levels while the yarn realignment and distribution center projects are being completed and to support anticipated growth in the Company's Home Center Business.

At July 1, 2000, the Company's debt consisted of $37.2 million of convertible subordinated debentures, $47.6 million of subordinated notes, $31.8 million of senior term loans and $78.3 million of credit line indebtedness, principally under the Company's senior credit agreement. Fixed annual payments under the Company's debt arrangements are approximately $13.6 million in 2000. The Company's unsecured credit agreement provides revolving credit of up to $100.0 million through March 2003.

Interest rates available under the credit agreement may be selected by the Company from a number of options which effectively allow for borrowing at rates equal to or lower than the greater of the lender's prime rate or federal funds rate plus 0.5%. As of July 1, 2000, the Company's unused borrowing capacity under its credit arrangements was $23.7 million (including amounts available under short-term credit lines).

The Company's long-term debt and credit agreements contain financial covenants relating to minimum net worth, the ratio of debt to capitalization, payment of dividends and certain other financial ratios. Payment of dividends is limited to 50% of aggregate consolidated net income subsequent to December 25, 1999 and financial covenants currently do not permit the payment of dividends.

In June, 2000, the Company replaced its existing $45.0 million accounts receivable securitization program with a new one-year program which can provide for up to $60.0 million of funding.

On August 15, 2000, the Company signed a sale and lease-back agreement, expected to close on August 17, 2000. Pursuant to the agreement, the Company will sell machinery and equipment used in its operations for approximately $15.0 million. The assets will be leased back from the purchaser under an operating lease for a period of four years at an annual lease cost of approximately $2.9 million.

Availability under the Company's existing debt arrangements and operating cash flows are expected to be adequate to finance the Company's anticipated liquidity requirements. However, significant additional cash expenditures beyond normal requirements could require supplementation or replacement of the Company's credit facilities. There can be no assurance that any such additional credit will be available on terms as favorable as the Company's current credit facilities.


YEAR 2000 SYSTEMS ISSUES

The Company has not experienced any significant system related year 2000 conversion issues.


NEW ACCOUNTING STANDARD

In June, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS No.133), which establishes accounting and reporting standards for derivative instruments and hedging activities. In June 1999, FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which amends the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Adoption of the statement is not expected to have a significant impact on the Company's results of operations or financial position.


FORWARD - LOOKING INFORMATION

This Quarterly Report on Form 10-Q may contain certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended. These forward-looking statements are identified by their use of terms or phrases such as "expects," "estimates," "projects," "believes," "anticipates,"
"intends," and similar terms and phrases. Such terms or phrases relate to, among other matters, the Company's future financial performance, business prospects, growth, strategies, or liquidity. Forward-looking statements involve a number of risks and uncertainties. The following important factors may affect the future results of The Dixie Group, Inc. and could cause those results to differ materially from its historical results or those expressed in the forward-looking statements. These factors include, among others, market risks relating to interest rates, raw material prices, the loss of a significant customer or group of customers, materially adverse changes in economic conditions generally in carpet, rug and floorcovering markets served by the Company and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.


PART I - ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is party to an interest rate swap agreement as a hedge to market risk exposure for potential fluctuations in its variable rate long-term debt instruments. Any interest rate differential is reflected as an adjustment to interest expense over the life of the swap agreement. The Company does not use derivative financial instruments for trading purposes.

Based on the Company's $30.0 million interest rate swap agreement, the Company pays a fixed rate and receives a variable rate. A 10% fluctuation in the variable rate would result in an economic impact to the Company of approximately $100 thousand.


PART II. OTHER INFORMATION

Item 1 - Legal Proceedings
            None.

Item 2 - Changes in Securities and Use of Proceeds
            None.

Item 3 - Defaults Upon Senior Securities
            None.

Item 4 - Submission of Matters to a Vote of Security Holders

(a)  The annual meeting of shareholders was held on May 4, 2000.

(b) The meeting was held to consider and vote upon the following proposals:

(1) To elect Directors for the following year; and
(2) To approve a Stock Incentive Plan.

All Directors were elected and all proposals were approved with the results of the vote summarized as follows:


                               FOR        AGAINST     ABSTAIN      TOTAL
                            __________    _______     _______    __________
J. Don Brock                24,814,962     17,516     429,838    25,262,316
Paul K. Brock               24,815,862     16,616     429,838    25,262,316
Lovic A. Brooks, Jr.        24,803,912     28,566     429,838    25,262,316
Daniel K. Frierson          24,816,307     16,171     429,838    25,262,316
Paul K. Frierson            24,816,307     16,171     429,838    25,262,316
William N. Fry, IV          24,816,612     15,866     429,838    25,262,316
John W. Murrey, III         24,815,012     17,466     429,838    25,262,316
Peter L. Smith              24,816,612     15,866     429,838    25,262,316
Robert J. Sudderth, Jr.     24,816,507     15,971     429,838    25,262,316

Approval of Stock
 Incentive Plan             23,359,629  1,884,226      18,461    25,262,316


Item 5 - Other Information
            None.

Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

       (i)  Exhibits Incorporated by Reference
            None.

       (ii) Exhibits Filed with this Report
            (27.)  Financial Data Schedule (for SEC use only).


    (b) Reports on Form 8-K
        No reports on Form 8-K were filed by the registrant during the three month period ended July 1, 2000.

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



        August 15, 2000
     ____________________

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