Form 10-Q/A
period 2000-07-01
DIXIE GROUP INC
filed 2000-09-01
CIK 29332

                                  FORM 10-Q/A

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                Amendment No. 1

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 1, 2000

Commission File Number   0-2585

                             THE DIXIE GROUP, INC.
             (Exact name of registrant as specified in its charter)


             Tennessee                                       62-0183370
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

345-B Nowlin Lane
Chattanooga, Tennessee                                            37421
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code        (423) 510-7010


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

       Class                                   Outstanding as of August 28, 2000

Common Stock, $3 Par Value                             10,747,877 shares
Class B Common Stock, $3 Par Value                        795,970 shares
Class C Common Stock, $3 Par Value                              0 shares

This Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the period ended July 1, 2000 amends Part II of the Quarterly Report on Form 10-Q as follows: by adding two exhibits which were not available to the Company at the time of filing the original Report.


PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

  (a) Exhibits

      (i)  Exhibits Incorporated by Reference
           None.

      (ii) Exhibits Filed with this Report

           10.1 Receivables Purchase Agreement dated as of June 23, 2000 between Dixie Funding II, Inc., as Purchaser, and
                The Dixie Group, Inc., as Originator.

           10.2 Loan Agreement dated as of June 23, 2000 by and among Dixie Funding II, Inc., as Borrower, The Dixie Group, Inc., as Servicer, Three Pillars Funding Corporation, as Lender, and SunTrust Equitable Securities Corporation, as Administrator.


  (b) Reports on Form 8-K
      No reports on Form 8-K have been filed by the registrant during the three month period ended July 1, 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE DIXIE GROUP, INC.
                                       ---------------------
                                            (Registrant)

August 28, 2000
---------------
    (Date)

                                       /s/ GARY A. HARMON
                                       ------------------
                                       Gary A. Harmon
                                       Vice President and
                                       Chief Financial Officer



                                       /s/ D. EUGENE LASATER
                                       ---------------------
                                       D. Eugene Lasater
                                       Controller