Form 10-Q
period 2000-09-30
DIXIE GROUP INC
filed 2000-11-14
CIK 29332

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

Commission File Number 0-2585

                              THE DIXIE GROUP, INC.
              Exact name of registrant as specified in its charter)


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

         Class                              Outstanding as of November 8, 2000
 Common Stock, $3 Par Value                         10,706,877 shares
 Class B Common Stock, $3 Par Value                    795,970 shares
 Class C Common Stock, $3 Par Value                          0 shares

                              THE DIXIE GROUP, INC.

                                      INDEX


Part I. Financial Information:                                        Page No.

Item 1 - Financial Statements

Consolidated Condensed Balance Sheets --
         September 30, 2000 and December 25, 1999                           3

Consolidated Condensed Statements of Operations --
         Three and Nine Months Ended September 30, 2000
         and September 25, 1999                                             5

Consolidated Condensed Statements of Cash Flows --
         Nine Months Ended September 30, 2000
         and September 25, 1999                                             6

Consolidated Condensed Statements of Stockholders' Equity --
         Nine Months Ended September 30, 2000                               8

Notes to Consolidated Condensed Financial Statements                        9


Item 2 - Management's Discussion and Analysis of Results
           of Operations and Financial Condition                           16


Item 3 - Quantitative and Qualitative Disclosures About
           Market Risks                                                    19



Part II.  Other Information:

Item 1 - Legal Proceedings                                                 19

Item 2 - Changes in Securities and Use of Proceeds                         19

Item 3 - Defaults Upon Senior Securities                                   19

Item 4 - Submission of Matters to a Vote of Security Holders               19

Item 5 - Other Information                                                 19

Item 6 - Exhibits and Reports on Form 8-K                                  19

PART I - ITEM 1

FINANCIAL INFORMATION


                              THE DIXIE GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)



                                                                                   September 30,            December 25,
                                                                                        2000                     1999
                                                                                   -------------             ------------
                                                                                         (dollar amounts in thousands)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                        $   3,614                $  12,541
     Accounts receivable (less allowance for doubtful
       accounts of $2,044 for 2000 and $1,831 for 1999)                                  25,161                   19,454
     Inventories                                                                        122,427                  104,042
     Net assets held for sale                                                                68                      457
     Other                                                                               18,263                   14,471
                                                                                      ---------                ---------

                                                   TOTAL CURRENT ASSETS                 169,533                  150,965


PROPERTY, PLANT AND EQUIPMENT                                                           330,741                  307,766
     Less accumulated amortization and depreciation                                    (144,038)                (134,180)
                                                                                      ---------                ---------


                                      NET PROPERTY, PLANT AND EQUIPMENT                 186,703                  173,586


INTANGIBLE ASSETS (less accumulated amortization
     of $7,317 for 2000 and $6,190 for 1999)                                             51,139                   52,460


INVESTMENT IN AFFILIATE                                                                  11,589                       --


OTHER ASSETS                                                                             17,210                   14,890
                                                                                      ---------                ---------

                                                           TOTAL ASSETS               $ 436,174                $ 391,901
                                                                                      =========                =========



See Notes to Consolidated Condensed Financial Statements.

                              THE DIXIE GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                               September 30,          December 25,
                                                                                                   2000                   1999
                                                                                               -------------          -------------
                                                                                                  (dollar amounts in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                            $  52,921                $  53,590
     Accrued expenses                                                                               20,766                   26,241
     Accrued losses of discontinued operations                                                       2,661                    3,461
     Current portion of long-term debt                                                              14,019                   13,460
                                                                                                 ---------                ---------

                                                         TOTAL CURRENT LIABILITIES                  90,367                   96,752
LONG-TERM DEBT
     Senior indebtedness                                                                           120,798                   60,961
     Subordinated notes                                                                             40,476                   45,238
     Convertible subordinated debentures                                                            34,737                   37,237
                                                                                                 ---------                ---------

                                                              TOTAL LONG-TERM DEBT                 196,011                  143,436

OTHER LIABILITIES                                                                                   10,238                   10,295
DEFERRED INCOME TAXES                                                                               25,426                   23,508

STOCKHOLDERS' EQUITY
     Common Stock ($3 par value per share)
       authorized 80,000,000 shares - issued
       and outstanding, 14,226,315 shares for 2000 and
       14,264,277 shares for 1999                                                                   42,679                   42,793
     Class B Common Stock ($3 par value per share)
       authorized 16,000,000 shares - issued and
       outstanding, 795,970 shares for 2000 and 1999                                                 2,388                    2,388
     Common Stock Subscribed - 805,801 shares
       for 2000 and 620,516 shares for 1999                                                          2,417                    1,861
     Additional paid-in capital                                                                    135,189                  136,144
     Stock subscriptions receivable                                                                 (5,456)                  (5,456)
     Unearned stock compensation                                                                      (106)                    (489)
     Retained earnings (deficit)                                                                    (6,265)                  (2,659)
     Accumulated other comprehensive income                                                           (412)                    (412)
                                                                                                 ---------                ---------
                                                                                                   170,434                  174,170
     Less Common Stock in treasury at cost -
       3,519,438 shares for 2000 and
       3,511,829 shares for 1999                                                                   (56,302)                 (56,260)
                                                                                                 ---------                ---------
                                                        TOTAL STOCKHOLDERS' EQUITY                 114,132                  117,910
                                                                                                 ---------                ---------

                                        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 436,174                $ 391,901
                                                                                                 =========                =========

See Notes to Consolidated Condensed Financial Statements.

                              THE DIXIE GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Three Months Ended                 Nine Months Ended
                                                   --------------------------------    ---------------------------------
                                                   September 30,      September 25,     September 30,      September 25,
                                                        2000               1999             2000                  1999
                                                   -------------      -------------    --------------      -------------
                                                              (dollar amounts in thousands, except per share data)
Net Sales                                            $ 142,554           $142,589          $ 414,786           $435,926
Cost of Sales                                          116,142            111,713            333,647            342,821
                                                     ---------           --------          ---------           --------

   GROSS PROFIT                                         26,412             30,876             81,139             93,105

Selling and administrative expenses                     28,751             22,267             75,319             64,626
Other (income) expense - net                              (824)               317               (961)             2,457
                                                     ---------           --------          ---------           --------
   INCOME (LOSS) BEFORE                                 (1,515)             8,292              6,781             26,022
      INTEREST AND TAXES

Interest expense                                         4,503              3,173             12,618              9,972
                                                     ---------           --------          ---------           --------
   INCOME (LOSS) BEFORE                                 (6,018)             5,119             (5,837)            16,050
      INCOME TAXES

Income tax provision (benefit)                          (2,342)             2,050             (2,231)             6,341
                                                     ---------           --------          ---------           --------

Income (loss) from Continuing Operations                (3,676)             3,069             (3,606)             9,709
Income from Disposal of
   Discontinued Operations                                  --                 --                 --              4,419
                                                     ---------           --------          ---------           --------
Net income (loss)                                    $  (3,676)          $  3,069          $  (3,606)          $ 14,128
                                                     =========           ========          =========           ========
Earnings per Share:
Basic Earnings (loss) per share:
   Income (loss) from continuing operations          $   (0.32)          $   0.27          $   (0.31)          $   0.86
   Income from disposal of
      discontinued operations                               --                 --                 --               0.39
                                                     ---------           --------          ---------           --------
   Net income (loss)                                 $   (0.32)          $   0.27          $   (0.31)          $   1.25
                                                     =========           ========          =========           ========

   Shares outstanding                                   11,470             11,390             11,471             11,318

Diluted Earnings (loss) per share:
   Income (loss) from continuing operations          $   (0.32)          $   0.26          $   (0.31)          $   0.83
   Income from disposal of
      discontinued operations                               --                 --                 --               0.37
                                                     ---------           --------          ---------           --------
   Net income (loss)                                 $   (0.32)          $   0.26          $   (0.31)          $   1.20
                                                     =========           ========          =========           ========

   Shares outstanding                                   11,470             11,857             11,471             11,733

See Notes to Consolidated Condensed Financial Statements.

                              THE DIXIE GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  Nine Months Ended
                                                                          ---------------------------------
                                                                          September 30,     September 25,
                                                                               2000              1999
                                                                          -------------     -------------
                                                                           (dollar amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss)                                                      $ (3,606)          $ 14,128
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities of continuing operations:
     (Income) on disposal of discontinued operations                              --             (4,419)
     Depreciation and amortization                                            17,923             16,945
     Provision (benefit) for deferred income taxes                             3,492             (1,358)
     (Gain) on property, plant and equipment disposals                        (1,933)               (53)
                                                                            --------           --------
                                                                              15,876             25,243

     Changes in operating assets and liabilities, including
        discontinued operations, net of effects of
        business combination                                                 (32,113)           (23,053)
                                                                            --------           --------

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                             (16,237)             2,190

CASH FLOWS FROM INVESTING ACTIVITIES

     Net proceeds from sale of property, plant,
        and equipment                                                         17,962                 91
     Net proceeds from assets held for sale                                       --             57,380
     Purchase of property, plant, and equipment                              (41,142)           (23,845)
     Net cash paid in business combinations                                   (9,117)           (32,194)
     Investment in affiliate                                                 (11,589)                --
                                                                            --------           --------

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                             (43,886)             1,432



See Notes to Consolidated Condensed Financial Statements.

                              THE DIXIE GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   - CONTINUED
                                   (UNAUDITED)



                                                                  Nine Months Ended
                                                       ---------------------------------------
                                                       September 30,             September 25,
                                                            2000                     1999
                                                       -------------             -------------
                                                            (dollar amounts in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES

    Net increase in credit line borrowings                 64,915                  16,921
    Payments on subordinated debentures                    (7,262)                 (2,500)
    Payments on term loan                                  (6,179)                (14,000)
    Other                                                    (278)                    734
                                                         --------                --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  51,196                   1,155

(DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                            (8,927)                  4,777

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                                              12,541                   2,815
                                                         --------                --------

CASH AND CASH EQUIVALENTS AT END
    OF PERIOD                                            $  3,614                $  7,592
                                                         ========                ========
SUPPLEMENTAL CASH FLOW INFORMATION

    Interest paid                                        $ 13,299                $ 11,289
                                                         ========                ========

    Income taxes paid
      (refunds received)                                 $   (201)               $ 10,837
                                                         ========                ========



See Notes to Consolidated Condensed Financial Statements.

                              THE DIXIE GROUP, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (dollars in thousands)
                                   (UNAUDITED)

                                        Common                                                  Accumulated
                                       Stock and   Common     Additional           Retained       Other     Common        Total
                                        Class B     Stock      Paid-In             Earnings   Comprehensive Stock In   Stockholders'
                                         Stock    Subscribed   Capital     Other   (Deficit)      Income    Treasury      Equity
BALANCE AT DECEMBER 25, 1999           $ 45,181    $ 1,861    $ 136,144   $(5,945)  $(2,659)     $  (412)   $(56,260)   $ 117,910

Common Stock acquired for treasury -
       7,609 shares                                                                                              (42)         (42)
Common Stock subscribed -
       355,389 shares                                1,066          474    (1,540)                                             --
Stock subscriptions settled -
       170,104 shares                                 (510)      (1,030)    1,540                                              --
Amortization of restricted
       stock grants                                                           178                                             178
Restricted stock grants cancelled -
       40,000 shares                       (120)                   (400)      205                                            (315)
Common Stock sold under stock
       option plan - 2,038 shares             6                       2                                                         8
Other                                                                (1)                                                       (1)
Net (loss) for the period                                                            (3,606)                               (3,606)

BALANCE AT SEPTEMBER 30, 2000          $ 45,067    $ 2,417    $ 135,189   $(5,562)  $(6,265)     $  (412)   $(56,302)   $ 114,132


See Notes to Consolidated Condensed Financial Statements.

                              THE DIXIE GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
       (dollar amounts in thousands, except where noted or per share data)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements which do not include all of the information and footnotes required in annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire year.

Cash and Cash Equivalents: Cash and highly liquid investments with original maturities of three months or less when purchased are reported as cash equivalents.

Credit and Market Risk: The Company sells floorcovering products and, prior to July 1999, sold textile/apparel products to a wide variety of manufacturers and retailers located primarily throughout the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. An allowance for doubtful accounts is maintained at a level which management believes is sufficient to cover potential credit losses, including potential losses on receivables sold. The Company invests its excess cash in short-term investments and has not experienced any losses on those investments.


NOTE B - SALE OF ACCOUNTS RECEIVABLE

In June, 2000, the Company replaced its existing $45.0 million accounts receivable securitization program with a new one-year program which provides for up to $60.0 million of funding. Under the agreement, a significant portion of the Company's accounts receivable is sold, on a revolving basis, to a special purpose wholly-owned subsidiary which assigns such receivables to an independent issuer of receivables-backed commercial paper as security for amounts borrowed by the special purpose subsidiary.

The transaction is accounted for as a sale of accounts receivable. Accordingly, the undivided interest in receivables sold under the agreement is excluded from the Company's balance sheet. Amounts sold under this arrangement and the previous program were $44.3 million at September 30, 2000 and $45.0 million at December 25, 1999. The Company's retained interest in the accounts receivable is included in the balance sheet as accounts receivable.

Proceeds from the sale of accounts receivable are less than the face amount of the accounts receivable sold by an amount which approximates the variable financing cost of receivables-backed commercial paper plus administrative fees typical in such transactions. The Company continues to service the receivables and maintains an allowance for doubtful accounts based upon the expected collectibility of all of the accounts receivable generated by the Company.


NOTE C - INVENTORIES

Inventories are stated at the lower of cost or market. At September 30, 2000, the last-in, first-out (LIFO) cost method was used for substantially all inventories. At December 25, 1999, LIFO cost method was used for approximately 80% of total inventories and the first-in, first-out (FIFO) cost method was used for approximately 20% of total inventories. Inventories are summarized as follows:

                                                  September 30,   December 25,
                                                      2000            1999
                                                  -------------   ------------

At FIFO cost:
    Raw materials                                  $   40,065      $   31,664
    Work-in-process                                    20,666          18,389
    Finished goods                                     57,392          49,121
    Supplies, repair parts, and other                   2,247           1,835
                                                   ----------      ----------
                                                      120,370         101,009

LIFO value over FIFO value                              2,057           3,033
                                                   ----------      ----------

Total inventories                                  $  122,427      $  104,042
                                                   ==========      ==========


NOTE D - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                      Three Months Ended              Nine Months Ended
                                                   -------------------------      -------------------------
                                                    Sept 30,        Sept 25,       Sept 30,        Sept 25,
                                                     2000            1999           2000            1999
                                                   ---------       ---------      ---------       ---------
Income (loss) from continuing
     operations (1)                                $  (3,676)      $   3,069      $  (3,606)      $   9,709
Income from disposal of
     discontinued operations (1)                          --              --             --           4,419
Net income (loss)                                  $  (3,676)      $   3,069      $  (3,606)      $  14,128
                                                   =========       =========      =========       =========
Denominator for calculation of
     basic earnings per share -
     weighted average shares (2)                      11,470          11,390         11,471          11,318
Effect of dilutive securities:
     Stock options                                        --             184             --             166
     Stock subscriptions                                  --             283             --             249

Denominator for calculation of
     diluted earnings per share -
     weighted average shares adjusted
     for potential dilution (3)                       11,470          11,857         11,471          11,733

                                                     Three Months Ended              Nine Months Ended
                                                -----------------------------   ----------------------------

                                                       Sept 30,      Sept 25,      Sept 30,      Sept 25,
                                                         2000          1999          2000          1999
                                                       --------      --------      --------      --------
Basic Earnings per share:
   Income (loss) from continuing operations             $ (0.32)      $  0.27      $ (0.31)      $  0.86
   Income from disposal of
    discontinued operations                                  --            --           --          0.39
   Net income (loss)                                    $ (0.32)      $  0.27      $ (0.31)      $  1.25
                                                        =======       =======      =======       =======
Diluted Earnings per share:
   Income (loss) from continuing operations             $ (0.32)      $  0.26      $ (0.31)      $  0.83
   Income from disposal of
    discontinued operations                                  --            --           --          0.37
   Net Income (loss)                                    $ (0.32)      $  0.26      $ (0.31)      $  1.20
                                                        =======       =======      =======       =======


(1)  No adjustments needed for diluted calculation.
(2)  Includes Common and Class B Common shares in thousands.
(3) Because their effects are anti-dilutive, excludes shares issuable pursuant to certain grants under stock option, stock subscription, and restricted stock plans and the assumed conversion of subordinated debentures into shares of Common stock as follows: 3,281 shares in 2000 and 1,655 shares in 1999.


NOTE E - LONG TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

                                                   September 30,     December 25,
                                                       2000             1999
                                                   ------------      ------------

Senior indebtedness:
    Credit line borrowings                         $    95,989       $    30,073
    Term loan                                           30,167            36,346
    Other                                                1,399               740
                                                   -----------       -----------
Total senior indebtedness                              127,555            67,159
Subordinated notes                                      45,238            50,000
Convertible subordinated debentures                     37,237            39,737
                                                   -----------       -----------
Total long-term debt                                   210,030           156,896
Less current portion                                   (14,019)          (13,460)
                                                   -----------       -----------
Total long-term debt (less current
    portion)                                       $   196,011       $   143,436
                                                   ===========       ===========


The Company's senior credit arrangement was amended on November 2, 2000 to secure, with a significant portion of the Company and its subsidiaries' assets, borrowings under the arrangement and adjust covenants to reflect expected future results and the Company's current financial structure. The credit agreement provides revolving credit of up to $100.0 million through March 2003 and $5.0 million of short-term credit. The $30.2 million term loan outstanding under the agreement is payable in quarterly installments of approximately $1.6 million through December 31, 2002 with a final installment of $15.4 million in March, 2003. Interest rates under the credit agreement effectively allow for borrowing at rates equal to LIBOR plus 1.75% to 2.75%. Commitment fees, ranging from .25% to
 .50% per annum on the revolving credit line are payable on the average daily unused balance of the revolving credit facility.

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

At September 30, 2000, the Company is party to an interest rate swap agreement, with a notional amount of $70.0 million, to reduce the impact of changes in interest rates on its floating rate long-term debt. Under the agreement, the Company pays a fixed rate of 6.75% and receives a variable rate, which was 6.80% at September 30, 2000. Any interest rate differential realized is recognized as an adjustment to interest expense over the life of the swap agreement.

The Company's long-term debt and credit agreements contain financial covenants relating to minimum net worth, the ratio of debt to capitalization and debt to earnings before interest, taxes depreciation and amortization (EBITDA), payment of dividends and certain other financial ratios. Payment of dividends is limited to 50% of aggregate consolidated net income subsequent to December 25, 1999 and financial covenants currently do not permit the payment of dividends.

As of November 2, 2000, the Company's borrowing capacity under its credit arrangements was $13.1 million (including amounts available under short-term credit lines).




NOTE F - BUSINESS COMBINATION AND INVESTMENTS IN AFFILIATES

On July 1, 2000, the Company acquired 90% of the capital stock of Fabrica International ("Fabrica"), a privately held California corporation and a one-third interest in Chroma Systems Partners ("Chroma"). On September 8, 2000, the Company acquired the remaining 10% of the capital stock of Fabrica. Subsequent to the end of the third quarter, the Company's interest in Chroma increased to 50%. Fabrica produces and sells higher-end carpet and rugs to carpet retailers, interior designers, luxury yacht manufacturers, furniture stores and other markets. Chroma performs dyeing and finishing processes on a contract basis for Fabrica and other carpet businesses. The acquisition of Fabrica was accounted for under the purchase method and the Chroma interest was accounted for under the equity method.

The Company acquired the stock of Fabrica for $9.0 million in cash. In connection with the acquisition, the Company recorded assets with a fair value of approximately $17.1 million and liabilities of $9.1 million. The agreement provides for additional payment of $50.0 million in 2003 if Fabrica's cumulative gross sales for the period of April 1, 2000 through June 30, 2003 exceed certain levels. The agreement also provides for an additional contingent amount of up to $2.5 million to be paid in April 2005 based upon Fabrica's cumulative earnings before interest and taxes for the five-year period beginning January 1, 2000. Any contingent amounts that may become payable under the agreement will be treated as an additional cost of the acquisition. Goodwill that may be generated from these transactions will be amortized over future periods on a straight-line basis.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of Fabrica had occurred at the beginning of the periods presented after giving effect to certain adjustments, including interest expense on debt to finance the acquisition, depreciation expense on adjusted fixed asset values and related income taxes. The pro forma results are presented for comparative purposes only and do not purport to be indicative of future results or the results that would have occurred had the acquisition taken place at the beginning of the periods presented. The pro forma information below does not include information pertaining to the equity investment in Chroma. Their results of operations have been included in the Company's statement of operations subsequent to July 1, 2000.

                                                                            Nine Months Ended
                                                   Quarter Ended     -------------------------------
                                                     Sept 25,          Sept 30,           Sept 25,
                                                       1999              2000               1999
                                                   -------------     ------------       ------------
Net sales                                          $    153,860      $    439,951       $    467,034
Income (loss) from continuing
   Operations                                             4,386            (1,805)            12,502
Net income (loss)                                         4,386            (1,805)            16,921

Basic earnings (loss) per share:
   Income (loss) from continuing
    Operations                                             0.39             (0.16)              1.10
   Net income (loss)                                       0.39             (0.16)              1.50

Diluted earnings (loss) per share:
   Income (loss) from continuing
    Operations                                             0.37             (0.16)              1.07
   Net income (loss)                                       0.37             (0.16)              1.44



The initial investment in Chroma was $11.0 million paid in cash on July 3, 2000. The agreement provides for an adjustment to the amount paid generally equal to the Company's share of Chroma's income or loss for the three years ending June 30, 2003 less $1.8 million. The excess of cost over the Company's share of Chroma's net assets was approximately $9.0 million. Such amount is amortized as a reduction against the Company's share of Chroma's earnings over the appropriate periods. The Company's share of Chroma's earnings for the third quarter ending September 30, 2000 were approximately $556.


NOTE G - COMMITMENTS

On August 15, 2000, the Company sold machinery and equipment used in its operations for approximately $15.0 million. The assets were leased back from the purchaser under an operating lease for a period of four years at an annual lease cost of approximately $2.9 million. The lease requires the Company to pay customary operating and repair expenses and to observe certain operating restrictions and financial covenants.


NOTE H - SEGMENT DATA

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

The profit performance measure for the Company's segments is defined as Internal EBIT (earnings before interest and taxes). The aggregate of Internal EBIT for the reportable segments differs from the Company's consolidated earnings before interest and taxes by costs associated with the sale of accounts receivable under the Company's accounts receivable sales agreement and other amounts that are not included in the segments' operations. Assets measured in each reportable segment include long-lived assets, goodwill, inventories at current cost, and accounts receivable

Allocations of corporate general and administrative expenses are used in the determination of segment profit performance; however, assets of the corporate departments are not used in the segment asset performance measurement. All amortization of goodwill is included in segment profit performance measurement; however, only selected intangible assets are included in the asset performance measurement.

The following table reflects selected operating data relating to the two reportable segments of the Company:

                                                            Three Months Ended                Nine Months Ended
                                                        ---------------------------       ---------------------------
                                                         Sept 30,         Sept 25,         Sept 30,         Sept 25,
                                                           2000             1999             2000             1999
                                                        ----------       ----------       ----------       ----------
NET SALES - EXTERNAL CUSTOMERS
    Carpet Manufacturing                                $  125,011       $  113,136       $  356,485       $  339,989
    Floorcovering Base Materials                            17,543           29,453           58,301           95,937
                                                        ----------       ----------       ----------       ----------
Total Net Sales                                         $  142,554       $  142,589       $  414,786       $  435,926


INTERSEGMENTAL SALES
    Carpet Manufacturing                                $    7,878       $    5,791       $   19,973       $   14,418
    Floorcovering Base Materials                            38,269           27,489          105,028           74,530
                                                        ----------       ----------       ----------       ----------
Total intersegmental sales                              $   46,147       $   33,280       $  125,001       $   88,948


PROFIT (LOSS) PERFORMANCE
    Carpet Manufacturing                                $   (3,201)      $    7,764       $    5,805       $   23,694
    Floorcovering Base Materials                              (163)             619           (1,043)           3,626
                                                        ----------       ----------       ----------       ----------
Segment Total                                               (3,364)           8,383            4,762           27,320

Cost of A/R sales program                                    1,005              661            2,514            2,148
Other non-segment (income)                                  (2,854)            (570)          (4,533)            (850)
                                                        ----------       ----------       ----------       ----------
Earnings (loss) Before Interest and Taxes                   (1,515)           8,292            6,781           26,022

Interest expense                                             4,503            3,173           12,618            9,972
                                                        ----------       ----------       ----------       ----------
Consolidated income (loss) before income
    taxes from continuing operations                    $   (6,018)      $    5,119       $   (5,837)      $   16,050


                                                             As of
                                                  ----------------------------
                                                  September 30,   December 25,
                                                     2000             1999
                                                  -------------   ------------
IDENTIFIABLE ASSETS
    Carpet Manufacturing                           $  343,712      $  292,889
    Floorcovering Base Materials                       76,174          76,051
    Other                                              16,220          22,504
    Assets of discontinued operations                      68             457
                                                   ----------      ----------
Total consolidated assets                          $  436,174      $  391,901

NOTE I - OTHER INCOME

On September 30, 2000, the Company sold certain recreational real estate. The gain of approximately $2.0 million on the sale was included in the other (income) expense - net of the Company's income statement.

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is presented to update the discussion of results of operations and financial condition included in the Company's 1999 Annual Report (dollar amounts in thousands, except where noted or per share data).

On July 1, 2000, the Company acquired 90% of the stock of Fabrica International ("Fabrica"), a privately held corporation which manufactures and sells high-end luxury carpet and rugs to carpet retailers, interior designers, luxury yacht manufacturers, furniture stores and other markets. On September 8, 2000, the Company acquired the remaining 10% of the capital stock of Fabrica. The total purchase price was $9.0 million plus up to $52.5 million of contingent consideration based on future sales and earnings. Additionally, the Company acquired a one-third equity interest in Chroma Systems Partners ("Chroma"), a business which performs dyeing and finishing processes for Fabrica and other carpet businesses. The equity investment in Chroma was $11.0 million, and provides for an adjustment to the amount paid generally equal to the Company's share of Chroma's income or loss for the three years ending June 30, 2003 less $1.8 million. Subsequent to the end of the third quarter the Company's interest in Chroma increased to 50%.

In the third quarter 2000, the Company began implementing a strategy to improve asset utilization and operating efficiencies to improve the Company's cost structure by integrating manufacturing operations and information support systems of it's North Georgia tufted carpet businesses. The Company also began reducing inventories, which had been increased to excessive levels to insure service to customers during the re-alignment of the Company's yarn operations and construction of a new distribution center and to support aggressive internal sales forecasts. As a result of implementation of the integration and inventory reduction plan, the Company recorded approximately $6.5 million of cost, which are not anticipated to reoccur in 2001, in the third quarter 2000. The Company anticipates an additional $2.5 million to $3.0 million of similar costs in the fourth quarter of 2000 to substantially complete the planed manufacturing consolidation and inventory reduction.

The Company anticipates annual savings of $12.0 million to $15.0 million from the manufacturing consolidations and other identified costs reduction programs. Expected cost improvements should result from increased utilization of tufting, dyeing, finishing and distribution assets, improved operating efficiencies, and product quality, as well as elimination of fixed cost associated with the multi-site operations. Realization of the savings will be dependent upon many factors, including continued and increasing levels of demand and careful avoidance of additional, offsetting cost.

RESULTS OF OPERATIONS

The Company recorded a net loss of $3,676, or $.32 per diluted share, in the quarter ended September 30, 2000 and $3,606, or $.31 per diluted share, for the first nine months of 2000. Results for the third quarter and year-to-date 2000 reflected cost of $6.5 million to consolidate manufacturing operations and information systems, curtail operations to reduce inventories and to recognize losses associated with off quality inventories identified during the third quarter. Results for the 2000 reporting periods also included a gain of $2.0 million from the sale of real estate. The effect of these costs, net of the real estate gain, was $4.5 million ($2.8 million after-tax), or $.24 per diluted share, for the third quarter and nine months ended September 30, 2000. The 2000 results compared with net income of $3,069, or $.26 per diluted share, in the third quarter 1999 and income from continuing operations of $9,709, or $.83 per diluted share, for the first nine months of 1999. Net income for the first nine months of 1999 included a gain of $4,419, or $.37 per diluted share, related to discontinued operations.

Net sales were $142,554 in the third quarter of 2000 and $414,786 for the first nine months of 2000, compared with net sales of $142,589 in the third quarter of 1999 and $435,926 in the first nine months of 1999.

The Company's operations are segmented based on product similarities. Accordingly, its two reportable segments are Carpet Manufacturing and Floorcovering Base Materials. The Company's Carpet Manufacturing segment is a leading carpet and rug manufacturer and supplier to higher-end residential and commercial customers serviced by Masland Carpets and Fabrica International, to consumers through major retailers under the Bretlin, Globaltex and Alliance Mills brands and to the factory-built housing and recreational vehicle markets through Carriage Carpets. The Company's

Floorcovering Base Materials segment supplies extruded plied and heat-set filament and spun yarn, through Candlewick Yarns, to the Company's Carpet Manufacturing segment and, to a lesser extent, to external customers in specialty carpet yarn markets.

Sales to external customers in the Company's Carpet Manufacturing segment were $125,011 in the quarter ended September 30, 2000 and $356,485 for the first nine months of 2000. Sales increased 10.5% in the third quarter of 2000 and 4.9% for the first nine months of 2000, over the comparable 1999 periods. The improvement reflects a significant increase in dollar volume of sales to high-end commercial and residential markets, including $12.0 million related to the acquisition of Fabrica, and to home center/mass merchant markets which more than offset a decline in sales to the factory-built housing market.

Results of operations in the Carpet Manufacturing segment was a $3,201 loss in the third quarter of 2000 and a $5,805 profit for the first nine months of 2000. Excluding unusual cost associated with inventories and manufacturing and system consolidations, the Carpet Manufacturing segment's operating profit was $2,388 in the third quarter of 2000 and $11,394 for the first nine months of 2000. These results compare with an operating profit of $7,764 in the third quarter of 1999 and $23,694 for the 1999 year-to-date period. The decrease in profitability for the 2000 periods was principally the result of high manufacturing and distribution cost in the Company's rapidly growing tufted home center and distributor businesses, lower sales volume to the factory-built housing market and higher raw material costs.

Sales to external customers in the Company's Floorcovering Base Materials segment were $17,543 in the quarter ended September 30, 2000 and $58,301 for the first nine months of 2000, a decrease of approximately 40% compared with the corresponding 1999 periods. The sales decline was primarily the result of reduced external sales volume subsequent to the sale of the Company's Ulmer, SC yarn plant in July 1999, greater utilization of yarn capacity by the Company's carpet operations and the shift of a number of the Company's external yarn programs from a full package basis to a conversion basis, in which the customer supplies fiber for yarn processing.

Operating losses in the Floorcovering Base Materials segment were $163 in the third quarter of 2000 and $1,043 for the first nine months of 2000. In the third quarter of 2000, certain of the Company's base materials facilities were operated at reduced levels to reduce inventory, which resulted in fixed costs absorption losses. Excluding such losses, operations resulted in a profit of $651 for the quarter and a loss of $229 for the nine months. These results compare with operating profits of $619 and $3,626 respectively, for the third quarter and first nine months of 1999. The profitability decrease for the year-to-date 2000 period was principally a result of cost associated with realignment and expansion of the Company's yarn manufacturing facilities and expansion of the Company's extrusion capacity. The majority of the yarn manufacturing and extrusion projects were completed by the end of the second quarter of 2000. Higher raw material prices also negatively impacted results during the first nine months of 2000 compared with 1999.

A number of the Company's suppliers of petroleum based raw materials increased prices in 2000. The Company's ability to recover such cost increases has varied according to the market served. The extent to which further cost increases can be recovered is uncertain. However, selected raw material price decreases have occurred since the end of the third quarter.

Selling and administrative expenses were $28,751, or 20.2% of sales, in the third quarter of 2000 and $75,319, or 18.2% of sales, in the first nine months of 2000. This compared with $22,267, or 15.6% of sales, in the third quarter of 1999 and $64,626, or 14.8% of sales, for the first nine months in 1999. The increase resulted from growth in the Company's high-end residential, commercial and home center businesses and start-up expenses associated with expanded distribution channels. Selling and administrative expenses increased as a percent of sales principally due to the decline in the sales to yarn and factory built housing markets. Sales to the yarn and factory built housing markets have relatively low selling and administrative expenses compared with sales to the Company's other markets, which grew during the periods.

Interest expense increased in 2000 over the comparable 1999 periods due to increased debt and higher interest rates.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2000, the Company's long-term debt increased $51,196 excluding debt assumed in the Fabrica acquisition. Funds of $41,142 were utilized for property, plant and equipment expenditures, $20,706 for the acquisition of Fabrica and the investment in Chroma and, $16,237 through operating activities. Funds of $17,962 were generated from the sale of property, plant and equipment. Additionally, funds of $8,927, as reflected as a reduction of cash on the Company's balance sheet, were utilized to reduce debt. The majority of the capital expenditures were focused on the Company's yarn realignment and expansion, extrusion expansion and a new distribution center. Inventories were increased to maintain customer service levels while the yarn realignment and distribution center were being completed and to support forecasted growth in the Company's Home Center Business. During the third quarter of 2000, inventories were reduced by $3.0 million and the Company anticipates an additional $8.0 million reduction by year-end.

At September 30, 2000, the Company's debt consisted of $37.2 million of convertible subordinated debentures, $45.2 million of subordinated notes, $30.2 million of senior term loans and $97.4 million of credit line indebtedness, principally under the Company's senior credit agreement.

The Company's senior credit arrangement was amended on November 2, 2000 to secure borrowing under the arrangement and adjust covenants to reflect expected future results and the Company's current financial structure. The credit agreement provides revolving credit of up to $100.0 million through March 2003 and $5.0 million of short-term credit. The $30.2 million term loan outstanding under the agreement is payable in quarterly installments of approximately $1.6 million through December 31, 2002 with a final installment of $15.4 million in March, 2003. Interest rates under the credit agreement effectively allow for borrowing at rates equal to LIBOR plus 1.75% to 2.75%. Commitment fees, ranging from .25% to .50% per annum on the revolving credit line are payable on the average daily unused balance of the revolving credit facility.

The Company's long-term debt and credit agreements contain financial covenants relating to minimum net worth, the ratio of debt to capitalization and debt to earnings before interest, taxes depreciation and amortization (EBITDA), payment of dividends and certain other financial ratios. Payment of dividends is limited to 50% of aggregate consolidated net income subsequent to December 25, 1999 and financial covenants currently do not permit the payment of dividends.

In June, 2000, the Company replaced its existing $45.0 million accounts receivable securitization program with a new one-year program which provides for up to $60.0 million of funding. At September 30, 2000, amounts funded under the agreement were $44.3 million.

On August 15, 2000, the Company sold machinery and equipment used in its operations for approximately $15.0 million. The assets were leased back from the purchaser under an operating lease for a period of four years at an annual lease cost of approximately $2.9 million.

Availability under the Company's existing debt arrangements, together with the Company's operating cash flows, are expected to be adequate to finance the Company's anticipated liquidity requirements. However, significant additional cash expenditures beyond normal requirements could require supplementation or replacement of the Company's credit facilities. There can be no assurance that any such additional credit will be available on terms as favorable as the Company's current credit facilities.

YEAR 2000 SYSTEMS ISSUES

The Company has not experienced any significant system related year 2000 conversion issues.

NEW ACCOUNTING STANDARDS

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

In July, 2000 the Emerging Issue Task Force ( EITF) reached a consensus that all shipping and handling billings to a customer in a sale transaction represent fees earned for goods provided and, accordingly, amounts billed related to shipping and handling should be classified as revenue. In September, 2000 the EITF reached a consensus that a company cannot net the shipping and handling costs against the shipping and handling revenues in the financial statements and that a company may adopt a policy of including shipping and handling costs in cost of goods sold. If shipping and handling costs are significant and are not included in cost of goods sold, a company should disclose both the amount of such costs and which line item on the income statement includes that amount. Implementation date is the fourth quarter of a registrant's fiscal year beginning after December 15, 1999 and requires restatement for all periods presented. The Company is assessing it's classification alternatives for adoption in the fourth quarter, 2000. Adoption of EITF 00-10 is not expected to have a significant impact on the Company's results of operations and financial condition.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q may contain certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as such are amended. These forward-looking statements are identified by their use of terms or phrases such as "expects," "estimates," "projects," "believes," "anticipates," "intends," and similar terms and phrases. Such terms or phrases relate to, among other matters, the Company's future financial performance, business prospects, growth, strategies, or liquidity. Forward-looking statements involve a number of risks and uncertainties. The following important factors may affect the future results of The Dixie Group, Inc. and could cause those results to differ materially from its historical results or those expressed in the forward-looking statements. These factors include, among others, market risks relating to interest rates, raw material prices, the loss of a significant customer or group of customers, materially adverse changes in economic conditions generally in carpet, rug and floorcovering markets served by the Company and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

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

Based on the Company's $70.0 million interest rate swap agreement, the Company pays a fixed rate and receives a variable rate. A 10% fluctuation in the variable rate would result in an annual economic impact to the Company of approximately $300.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings
            None.

Item 2 - Changes in Securities and Use of Proceeds
            None.

Item 3 - Defaults Upon Senior Securities
            None.

Item 4 - Submission of Matters to a Vote of Security Holders
            None.

Item 5 - Other Information
            None.

Item 6 - Exhibits and Reports on Form 8-K

    Item 6

    (a) Exhibits

        (i)  Exhibits Incorporated by Reference
             None.

        (ii) Exhibits Filed with this Report

               (4.1) Second Amendment, dated October 5, 2000 to Credit Agreement dated March 31, 1998.

               (4.2) Third Amendment, dated November 2, 2000 to Credit Agreement dated March 31, 1998.

               (4.3) Pledge Agreement dated November 2, 2000 between the Company and SunTrust Bank, as collateral agent.

               (4.4) Security Agreement dated November 2, 2000 between the Company and SunTrust Bank, as collateral Agent.

                (27)   Financial Data Schedule (for SEC Use only)



    (b) Reports on Form 8-K

(1) A Current Report on Form 8-K dated July 1, 2000 was filed to report the acquisition of 90% of Fabrica International and a one-third equity interest in Chroma Systems Partners.

(2) An Amended Current Report on Form 8-K dated July 1, 2000 was filed to include the financial statements of Fabrica International and pro forma financial information as required by article 3 of Regulation S-X and Article 11 of Regulation S-X, respectively.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THE DIXIE GROUP, INC.
                                            -----------------------------------
                                             (Registrant)



November 14, 2000
-----------------
    (Date)



                                            /s/ GARY A. HARMON
                                            -----------------------------------
                                            Gary A. Harmon
                                            Vice President and
                                              Chief Financial Officer




                                            /s/ D. EUGENE LASATER
                                            -----------------------------------
                                            D. Eugene Lasater
                                            Controller