Form 10-K405
period 2000-12-30
DIXIE GROUP INC
filed 2001-03-30
CIK 29332

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2000.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from            to             .
                                        ----------    ------------
                         Commission File Number: 0-2585

                              The Dixie Group, Inc.
             (Exact name of registrant as specified in its charter)

           Tennessee                                     62-0183370
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

345-B Nowlin Lane
Chattanooga, TN                                         37421
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code (423) 510-7000


Securities registered pursuant to Section 12(b) of the Act:
                                                  Name of Each Exchange on Which
          Title of Each Class                                Registered
                 None                                           None


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

                           Yes     [x]     No     [ ]


                                   -Continued-

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
                                   (Continued)



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]


State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 9, 2001: Common Stock - $30,350,749; Class B Common Stock - No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

              Class                            Outstanding as of March 9, 2001

    Common Stock, $3.00 Par Value                      10,706,537 shares

 Class B Common Stock, $3.00 Par Value                  795,970 shares

 Class C Common Stock, $3.00 Par Value                     0 shares



                       Documents Incorporated By Reference

Specified portions of the following document are incorporated by reference:

Proxy Statement of the registrant for annual meeting of shareholders to be held May 3, 2001 (Part III).

PART I

ITEM 1.    BUSINESS

GENERAL

From 1996 through 2000, the Company continued the process of selling or closing its textile operations and investing in floorcovering businesses. In the second quarter of 1999, the Company sold its specialty textile yarns operations, completing the disposal of its textile business segment.

The Company's investments in floorcovering businesses began with the acquisitions of Carriage Industries, Inc., Bretlin Inc., and Masland Carpets, Inc. in 1993. Subsequent acquisitions included Patrick Carpet Mills in 1994, Danube Carpet Mills, Inc. and certain carpet assets of General Felt Industries, Inc. in 1997, and Ideal Fibers, Inc. in late 1998. In January 1999, the Company acquired the assets of Multitex Corporation of America, Inc. ("Globaltex"), and Graphic Technologies, Inc. In 2000, the Company acquired Fabrica International, and an interest in the dyeing and finishing operations of Chroma Systems Partners.

In the first half of 2000, the Company expanded its yarn and extrusion production capacity, and re-aligned and consolidated its yarn processing facilities. In the third quarter of 2000, the Company began implementing a plan to consolidate and restructure its North Georgia tufting, finishing and distribution operations. The consolidation, which was substantially completed by the end of the fourth quarter of 2000, integrated the tufted manufacturing operations of Globaltex and Carriage, closed an inefficient dyeing operation, and significantly reduced personnel in its North Georgia carpet operations. Additionally, the information systems of Globaltex were integrated into those of Carriage which improved the timeliness and quality of management information of these businesses.

The Company is now positioned as a leading carpet and rug manufacturer and supplier to higher-end residential and commercial customers serviced by Masland Carpets and Fabrica International, to consumers through major retailers under the Bretlin, Globaltex and Alliance Mills brands, and to the factory-built housing, recreational vehicle and exposition tradeshow markets through Carriage Carpets.

Candlewick Yarns supplies a variety of filament and spun yarns to the Company's carpet operations as well as specialty yarns to unrelated carpet manufacturing customers.


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

The Carpet and Rug Institute (the "CRI") is the national trade association representing carpet and rug manufacturers. Based on information compiled by the CRI, the domestic carpet and rug industry is composed of less than 100 manufacturers, with a significant majority of the industries production concentrated in a limited number of manufacturers. The carpet industry has undergone substantial consolidation in recent years. The Company believes the consolidations provide opportunities in selected markets where styling product differentiation and focused service can add value to selected customers.

THE COMPANY'S BUSINESSES - The Company's businesses are segmented between carpet manufacturing and floorcovering base materials (see Note M in the Company's 2000 Consolidated Financial Statements for Quantitative Segment Information). The products of each segment are sold to carpet and rug markets in the floorcovering industry.

The Company's carpet manufacturing segment has a wide range of manufacturing, selling, marketing, and distribution capabilities to serve selected markets with a variety of products. The products are sold as broadloom, rugs or piece goods with a breadth of textures, colors and designs. Products in the carpet manufacturing segment, although marketed for diverse applications under different marketing names, are manufactured by similar techniques and are sold principally by the Company's own sales force to wholesale and retail distribution channels. Operations of the Company's carpet manufacturing segment are described below.

MASLAND AND FABRICA focus on higher-end residential and commercial business.

         MASLAND CARPETS is a manufacturer of design-driven specialty carpets and rugs for the high-end residential and commercial marketplaces. Its high-style products are marketed through the architectural/specifiers and interior design community, specialty floorcovering showrooms and direct to corporate end-users. Masland competes in each of these markets through quality, service, and innovation in styling and product design. Masland's business also includes a product line designed to cater to value oriented commercial customers where style, design, and quality are required.

         FABRICA produces and sells luxurious residential carpet and custom rugs to high-end retailers, interior designers, luxury yacht manufacturers, furniture stores and the upscale home building market. Chroma Systems Partners, in which the Company acquired an interest, performs dyeing and finishing on a contract basis for Fabrica and other carpet manufacturers.

NORTH GEORGIA CARPET OPERATIONS. During 2000, the Company consolidated the tufted manufacturing operations of Carriage and Globaltex and integrated the information systems of these businesses. The tufted operations of Carriage, Globaltex and the needlebond operations of Bretlin have been reorganized under one management structure to more efficiently service our customers.


         CARRIAGE CARPETS supplies tufted broadloom carpet with innovative styling for customers of the factory-built housing, recreational vehicle, van conversion and exposition trade show industries. Carriage is known for its ability to provide its customers with floorcovering solutions and outstanding service. Its specialty products are designed to maximize efficiency and minimize waste for its customers. Most of its products are delivered by its own trucking fleet to insure just-in-time delivery to its customers, a key competitive advantage to serving its markets.

         GLOBALTEX markets an array of high fashion, trend-setting tufted broadloom residential carpet, indoor/outdoor needlebond carpet, runners floor mats and decorative accent rugs to home center and mass merchant retailers. Product differentiation through unique styling, coupled with high service and speed of delivery, are key competitive factors.

         BRETLIN markets tufted broadloom carpet, indoor/outdoor needlebond carpet, runners, floor mats, decorative accent rugs, industrial fabrics and carpet pads to independent floorcovering specialty retailers and selected distributors. High service standards in terms of speed and accuracy in filling orders for its customers are key competitive factors.

 The Company's floorcovering base materials segment includes CANDLEWICK YARNS and the filament yarn extrusion assets of Ideal Fibers. The base materials group produces high-end quality yarns for use in the production of residential and commercial carpet, bath and decorative accent rugs and automotive floorcovering. The Company's floorcovering base materials group develops and produces a complex variety of innovative filament and spun yarns for the Company's internal needs and Candlewick's external customers. Approximately 70% of this segment's unit production volume is utilized by the Company's carpet manufacturing operations.

The Company's sales order backlog in its floorcovering base materials segment was approximately $19,488,000 at December 30, 2000 and $34,313,000 at December 25, 1999. Sales order backlog in the Company's carpet manufacturing segment is not significant. The Company's order fulfillment timeframe is generally several days in its home center/mass merchants, factory-built housing and other residential markets. Commercial order fulfillment varies depending upon the customer's requirements which generally occur within six weeks but, in certain cases, may span several months.

The Company's floorcovering businesses own a variety of trademarks under which their products are marketed. Among such trademarks, the names "Masland" and "Fabrica" are of greatest importance to the Company's business. The Company believes it has taken steps to protect its interest in all such trademarks.

CUSTOMER AND PRODUCT CONCENTRATION

The Company does not believe that it has any single class of products that account for more than 10 percent of its sales. However, the classification of the Company's sales for the past three years, by significant markets, is summarized as follows:

                                         2000       1999        1998
                                         ----       ----        ----
         High-end residential             19%        12%        14%
         High-end commercial              13%        12%        13%
         Home centers/Mass markets        19%        15%         8%
         Factory-built housing            16%        21%        29%
         Carpet yarns                     13%        20%        18%
         Other                            20%        20%        18%


Sales to The Home Depot were approximately 16% of the Company's consolidated net sales in 2000.

SEASONALITY

Within the varied markets serviced by the Company, there are a number of seasonal production cycles, but the Company's business, as a whole, is not considered to be significantly affected by seasonal factors. The Company's sales volume and working capital requirements have historically reached their highest levels in the second and third quarters of the year.

ENVIRONMENTAL

While compliance with current federal, state and local provisions regulating the discharge of material into the environment may require additional expenditures by the Company, these expenditures are not expected to have a material effect on capital expenditures, earnings or the competitive position of the Company.

RAW MATERIALS

The Company obtains its raw materials from a number of domestic suppliers. Man-made fibers are purchased from major chemical companies. A number of those suppliers, whose products are petroleum based, increased prices during certain periods in the past year. Where possible, the Company passed raw material price increases through to its customers; however, there can be no assurance that additional price increases can be passed through in the Company's prices or that such increases will not have an adverse effect on profitability. Although the Company's procurement of raw materials is subject to variations in price and availability, the Company believes that its source of raw materials are adequate and that it is not materially dependent on any single supplier.

UTILITIES

The Company uses electricity as its principal energy source, with oil or natural gas used in some facilities for finishing operations as well as heating. The higher cost of energy in 2000 increased the Company's operating cost. The Company also has operations in areas of the country that experienced electricity shortages during periods of 2000. Although the Company has not experienced any material problem in obtaining adequate supplies of electricity, natural gas or oil, energy shortages of extended duration could have an adverse effect on the Company's operations, and price volatility could negatively impact future earnings.

EMPLOYMENT LEVEL

The Company had approximately 3,800 associates in its continuing operations at the end of fiscal 2000.

ITEM 2.  PROPERTIES

The following table lists the Company's facilities according to location, type of operation and approximate total floor space as of March 9, 2001:

                                                                                         APPROXIMATE
   LOCATION                           TYPE OF OPERATION                                  SQUARE FEET
   --------                           -----------------                                  -----------
   Administrative:
         Calhoun, GA                  Administrative                                          24,000
         Dalton, GA                   Administrative                                          12,000
         Mobile, AL                   Administrative                                          14,000
         Santa Ana, CA(1)             Administrative                                          20,000

                                      Total Administrative                                    70,000

   Manufacturing:
         Atmore, AL                   Carpet Manufacturing, Distribution                     443,000
         Calhoun, GA                  Carpet Manufacturing, Distribution                   1,707,000
                                      Needlebond Manufacturing, Distribution                 347,000
                                      Carpet Yarn Processing                                 155,000
                                      Filament Yarn Extrusion                                125,000
         Chatsworth, GA(1)            Carpet Manufacturing                                    82,000
         Dalton, GA                   Needlebond Manufacturing, Distribution                 459,000
         Lafayette, GA                Carpet Padding Manufacturing                            73,000
         Lemoore, CA                  Carpet Yarn Processing                                 322,000
         Santa Ana, CA(1)             Carpet/Rug Manufacturing, Distribution                 160,000
         Mobile, AL                   Rug Manufacturing, Distribution                        396,000
         Ringgold, GA                 Carpet Yarn Processing                                 413,000
         Roanoke, AL                  Filament Yarn Processing                               189,000

                                      Total Manufacturing                                  4,871,000


                                      TOTAL                                                4,941,000

          (1)  Leased properties


In addition to the facilities listed above, the Company owns or leases various administrative, storage, warehouse and office spaces.

In the opinion of the Company, its manufacturing facilities are well maintained and the machinery is efficient and competitive. Operations at each plant generally vary between 120 hours and 168 hours per week. Substantially all of the Company's owned properties are subject to a mortgage which secures the outstanding borrowings under the Company's senior credit agreement.


ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party or of which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of 2000 to a vote of the shareholders.

Pursuant to instruction G of Form 10-K the following is included as an unnumbered item to Part I.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and offices held by the executive officers of the registrant as of March 9, 2001, are listed below along with their business experience during the past five years.

NAME, AGE AND POSITION                           BUSINESS EXPERIENCE DURING PAST FIVE YEARS
----------------------                           ------------------------------------------
Daniel K. Frierson, 59                           Director since 1973, Chairman of the Board since 1987 and
Chairman of the Board, and                       Chief Executive Officer since 1980.
Chief Executive Officer,
Director

Philip H. Barlow, 51                             Vice President and President of North Georgia Operations
Vice President and President                     since December 2000. Vice President and President of Carriage
North Georgia Operations                         Industries, Inc., 1993 to December 2000. Vice President of Sales
                                                 and Marketing, Carriage, 1988 to 1993. Director of Sales and Marketing,
                                                 Carriage, 1986 to 1988.

Kenneth L. Dempsey, 42                           Vice President and President, Masland Carpets since
Vice President and President,                    January 1997. Vice President of Marketing, Masland, 1991
Masland Carpets                                  to 1996. Director of Marketing, The Harbinger Company,
                                                 Inc., subsidiary of Horizon Industries, Inc., 1982 to 1991.

Paul K. Frierson, 63                             Director since 1988. Vice President and President,
Vice President and President                     Candlewick Yarns since 1989.
Candlewick Yarns, Director

W. Derek Davis, 50                               Vice President of Human Resources since January 1991.
Vice President, Human Resources                  Corporate Employee Relations Director, 1990 to 1991.

Gary A. Harmon, 55                               Vice President and Chief Financial Officer since
Vice President and                               January 2000. Treasurer 1993 to 2000. Director of Tax and
Chief Financial Officer                          Financial Planning, 1985 to 1993.

D. Eugene Lasater, 50                            Controller since 1988.
Controller

Starr T. Klein, 58                               Secretary since November 1992. Assistant Secretary, 1987
Secretary                                        to 1992.

The executive officers of the registrant are elected annually by the Board of Directors at its first meeting held after each annual meeting of the Company's shareholders.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
         MATTERS

The Company's Common Stock trades on the National Market System with the NASDAQ symbol DXYN. No market exists for the Company's Class B Common Stock.

As of March 9, 2001, the total number of record holders of the Company's Common Stock was approximately 3,500, including an estimated 2,500 shareholders who hold the Company's Common Stock in nominee names, but excluding 2,900 participants in the Company's 401(k) plan who may direct the voting of the shares allocated to their accounts. The total number of holders of the Company's Class B Common Stock was 15. Quarterly Financial Data, Dividends and Price Range of Common Stock for the four quarterly periods in the years ended December 30, 2000 and December 25, 1999 are as follows:

                              THE DIXIE GROUP, INC.
                     QUARTERLY FINANCIAL DATA, DIVIDENDS AND
                           PRICE RANGE OF COMMON STOCK
                                   (unaudited)
                  (dollars in thousands, except per share data)

2000 Quarter                                             1st               2nd              3rd               4th
--------------------------------------------------------------------------------------------------------------------
Net sales                                          $   136,366       $   146,078      $   148,720       $   136,917
Gross profit                                            22,697            26,667           23,010            25,269
Income (loss) from continuing operations                (1,184)            1,254           (3,676)           (6,544)
Net income (loss)                                       (1,184)            1,254           (3,676)           (5,720)
Basic earnings per share:
     Income (loss) from continuing operations            (0.10)             0.11            (0.32)            (0.57)
     Net income (loss)                                   (0.10)             0.11            (0.32)            (0.50)
Diluted earnings per share:
     Income (loss) from continuing operations            (0.l0)             0.11            (0.32)            (0.57)
     Net income (loss)                                   (0.l0)             0.11            (0.32)            (0.50)
Dividends:
     Common Stock                                           --                --               --                --
     Class B Common Stock                                   --                --               --                --
Common Stock Prices:
     High                                                 7.44              5.56             5.72              3.75
     Low                                                  4.19              3.50             3.50              2.38


1999 Quarter                                             1st               2nd              3rd               4th
--------------------------------------------------------------------------------------------------------------------
Net sales                                          $   145,547       $   156,873      $   147,033       $   148,416
Gross profit                                            27,311            31,077           28,513            27,870
Income from continuing operations                        2,580             4,060            3,069             2,690
Net income                                               2,580             8,479            3,069             3,063
Basic earnings per share:
     Income from continuing operations                    0.23              0.36             0.27              0.23
     Net income                                           0.23              0.75             0.27              0.26
Diluted earnings per share:
     Income from continuing operations                    0.22              0.35             0.26              0.23
     Net income                                           0.22              0.72             0.26              0.26
Dividends:
     Common Stock                                           --                --               --                --
     Class B Common Stock                                   --                --               --                --
Common Stock Prices:
     High                                                 9.19              9.38             9.38              8.13
     Low                                                  6.97              7.00             7.13              5.28

The total of quarterly earnings per share may not equal the annual earnings per share due primarily to Common Stock purchased and issued during the respective periods. Discontinued operations consist of textile products operations. The Company recorded after-tax gains, resulting from favorable adjustments to amounts accrued for discontinued operations at the end of 1998 of $824, or $.07 per diluted share in the fourth quarter 2000, $4,419 or $.37 per diluted share in the second quarter of 1999 and $373, or $.03 per diluted share in the fourth quarter of 1999.

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

                                                                                     Year Ended
                                                       ----------------------------------------------------------------------
                                                       December 30,   December 25,  December 26,  December 27,   December 28,
                                                           2000 (1)      1999 (2)        1998        1997 (3)        1996 (4)
                                                       ------------   ------------  ------------  ------------   ------------
Net sales                                                $568,081       $597,869      $510,962      $444,520      $373,222

Income (loss) from continuing operations                  (10,150)        12,399         9,108         8,812         5,701

Total assets                                              423,206        391,901       374,646       386,614       328,135

Long-term debt:
     Senior indebtedness                                  112,286         60,961        64,466        68,528        34,036
     Subordinated notes                                    40,476         45,238        50,000        50,000        50,000
     Convertible subordinated debentures                   34,737         37,237        39,737        42,282        44,782

Per share:
Income (loss) from continuing operations:
     Basic                                                  (0.88)          1.09          0.81          0.78          0.51
     Diluted                                                (0.88)          1.06          0.77          0.75          0.51

Cash dividends declared:
     Common Stock                                              --             --          0.15            --            --
     Class B Common Stock                                      --             --          0.15            --            --

(1) Includes the results of operations of Fabrica International subsequent to their acquisition on July 1, 2000.

(2) Includes the results of operations of Graphic Technologies, Inc. and Globaltex subsequent to their acquisitions on January 21, 1999 and January 8, 1999, respectively.

(3) Includes the results of operations of Danube and GFI Dalton subsequent to their acquisitions on December 31, 1996 and October 2, 1997, respectively.

(4) Income (loss) from continuing operations includes asset valuation losses of $13,074, or $1.17 per share, for the year ended December 28, 1996.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

During the three-year period ended December 30, 2000, the Company completed the acquisition of the stock of Fabrica International, together with a 50% interest in Chroma Systems Partners, the acquisition of the assets of Multitex Corporation of America, Inc. ("Globaltex"), Ideal Fibers, Inc., and Graphic Technologies, Inc. The Company discontinued its textile products operations in 1998 and completed the sale of all significant textile-related assets in 1999. The Company's business now consists of manufacturing, selling, and distributing finished carpets and rugs and carpet yarns.

The Company's floorcovering businesses are segmented between carpet manufacturing and floorcovering base materials. Its carpet manufacturing operations supply carpet and rugs to higher-end residential and commercial customers serviced by Masland Carpets and Fabrica International. Its North Georgia carpet manufacturing operations supply tufted and needlebond floorcovering products to the factory-built housing, recreational vehicle and exposition tradeshow markets through Carriage Carpets and to consumers through major retailers under the Bretlin, Globaltex, and Alliance Mills names. Its floorcovering base material operations supply extruded, plied and heat-set filament, and spun yarns to the Company's carpet manufacturing segment and, to a lesser extent, to specialty carpet yarn markets through Candlewick Yarns.

2000 COMPARED TO 1999 - During the fourth quarter of 2000, the Company amended its accounting policy in accordance with a recent accounting pronouncement to classify freight expenses and costs related to finished product handling in cost of sales. Freight expenses were previously deducted from sales and costs related to finished product handling were previously classified in selling and administrative expenses. Such costs have been reclassified for all periods presented in the Company's financial statements.

Sales decreased 5% to $568.1 million in 2000, compared to 1999. Sales improved $19.3 million or 4.1% in the Company's carpet manufacturing segment and declined $48.9 million or 40% in the Company's floorcovering base material operations. The improved carpet manufacturing sales reflect the acquisition of Fabrica International on July 1, 2000, which added $26.0 million in revenue, as well as growth in both the Company's high-end and home center markets. These additional sales more than offset the effect of significant weakness in the factory-built housing market, which began in 1999 and continued throughout the year 2000.

During 2000 and 1999, sales to The Home Depot amounted to approximately $89.0 million and $59.0 million, 16% and 10% of consolidated net sales. No single customer's net sales exceeded 10% of the Company's consolidated net sales in 1998. The loss of The Home Depot business could have a material adverse effect on the Company's operations.

The decrease in floorcovering base material sales to external customers in 2000 resulted from a greater utilization of the Company's yarn production by its carpet manufacturing operations and changes in a number of the Company's carpet yarn sales programs to a conversion basis in which the customer supplies fiber for yarn processing. During 2000, approximately 70% of Candlewick Yarns' production was utilized by the Company's carpet manufacturing operations.

The year 2000 was a year of intensive restructuring and consolidation designed to improve the cost effectiveness of the Company's operations. Except for Masland and Fabrica, nearly all of the Company's operations were affected by the restructuring and consolidation. Early in the year, the Company's yarn operations were re-aligned and its yarn and extrusion capacity expanded. In the third quarter, the Company began consolidating its North Georgia carpet operations to support its growing home center business and utilize excess capacity created by the slowdown in the factory-built housing industry. The costs of the restructurings and consolidations, high distribution costs and asset write-downs had a negative impact on year 2000 results. Additionally, the Company experienced higher raw material and energy costs in 2000. Significant weakness in the factory-built housing market and softness in the Company's other markets during the latter part of the fourth quarter 2000 caused sales to decline well below the Company's expectations. Production in the fourth quarter was lower than anticipated due to the declining sales and the Company's efforts to reduce inventory levels. These issues caused gross margins to be 2% below the prior year despite the improved margin effect of the Masland and Fabrica businesses. In response to these issues, the Company acted to bring costs in line with the softness in revenues. In addition to consolidating the Company's North Georgia tufted manufacturing operations, which is now substantially complete, the Company is aggressively reducing non-essential costs and in January 2001 reduced salaried personnel in its North Georgia operations and corporate office by approximately 15%. Severance costs relating to the personnel reduction will be recorded in the first quarter 2001.

The profit performance measure of the Company's business segments is internal EBIT (earnings before interest, taxes, cost of the Company's accounts receivable securitization program and other non-segment items). Internal EBIT for 2000 was $.7 million, or .1% of sales for carpet manufacturing and a $1.9 million loss for floorcovering base materials. The comparable 1999 internal EBIT was $30.0 million, or 6.3% of sales for carpet manufacturing and $3.5 million, or 2.8% of sales for floorcovering base materials.

For the year 2000, selling and administrative expenses, as a percentage of sales, increased 3.7 percentage points over the 1999 levels. The increase in these expenses is principally attributable to the acquisition of Fabrica International, which added $7.4 million to selling and administrative expenses in 2000, the cost of new product introductions in our distributor and home center businesses, and higher selling and administrative costs associated with growth in our high-end and home center businesses.

Other (income) expense - net improved to $.2 million of income in 2000 from a $2.1 million expense in 1999 principally as a result of gains from the sale of non-strategic assets and the Company's equity in the earnings of an affiliate.

Interest expense increased in 2000 due to the higher level of borrowings and higher interest rates.

The Company's effective income tax rate was 36.1% for 2000 and 39.1% for 1999. The decrease in the effective tax rate for the 2000 tax benefit is principally the result of state net operating losses that cannot be carried back to prior years.

Although the Company has operations in areas of the country that have experienced energy shortages, such shortages did not have a material effect on operations during 2000.

1999 COMPARED TO 1998 - Sales increased 17% to $597.9 million in 1999 compared to 1998. The significant increase in sales is principally attributable to the January 1999 acquisition of the assets of Multitex Corporation of America, Inc., expansion into extruded filament yarn in late 1998 and increased sales volume of residential and commercial products at Masland and Bretlin. These improvements more than offset a 5% decline in Carriage's sales. Carriage sales declined due to softness in the factory-built housing market. Sales to external customers increased 13% for carpet manufacturing and 29% for floorcovering base materials.

As a percentage of sales, 1999 gross margins increased 0.7 percentage points to 19.2% and selling expenses increased 0.3 percentage points to 13.3% compared with 1998. These increases were principally attributable to growth in the Company's home center and high-end residential businesses and the higher costs required to service these markets.

Internal EBIT for 1999 was $30.0 million, or 6.3% of sales for carpet manufacturing and $3.5 million, or 2.8% of sales for floorcovering base materials. The comparable 1998 internal EBIT was $24.5 million, or 5.9% of sales for carpet manufacturing and $3.1 million, or 3.3% of sales for floorcovering base materials. The improved carpet manufacturing internal EBIT is principally attributable to sales growth and manufacturing cost reductions. During the last half of 1999, floorcovering base materials began a significant expansion and re-alignment of its facilities to increase yarn processing capacity and lower cost. Costs associated with floorcovering base materials expansion and re-alignment of facilities negatively impacted margins of this business.

The decrease in "Other expenses - net" in 1999 was due primarily to interest income related to a note received in connection with the sale of the Company's textile specialty yarn business.

Interest expense increased $2.8 million in 1999 compared with 1998 due to higher average debt.

The effective income tax rate increased to 39.1% in 1999 from 38.0% in 1998 as a result of the phase out of the benefit of lower tax brackets for corporations with pre-tax income in excess of $10.0 million.

LIQUIDITY AND CAPITAL RESOURCES

During the three-year period ended December 30, 2000, cash flows generated from operating activities were $71.0 million. These funds were supplemented by $85.2 million from asset sales and $79.4 million from borrowings under the Company's senior credit facilities. Funds were used to finance the Company's operations, $133.2 million of capital expenditures, $55.5 million of business acquisitions and retire $44.4 million of debt.

The Company may be required to pay an additional $50.0 million of contingent consideration in 2003 with respect to the acquisition of Fabrica International if Fabrica's cumulative gross sales for the thirty-nine month period beginning April 1, 2000 exceed certain levels. The agreement also provides for an additional contingent amount of up to $2.5 million to be paid in April 2005 based upon Fabrica's cumulative earnings before interest and taxes for the five-year period beginning January 1, 2000. Goodwill that may result from payment of contingent consideration will be amortized over future periods on a straight-line basis. The acquisition of the Company's interest in Chroma Systems Partners in 2000 is subject to adjustment generally equal to the Company's share of Chroma's income or loss for the three years ending June 30, 2003, less $1.8 million. The Company's investment in Fabrica and Chroma secures the seller's right to contingent consideration.

At December 30, 2000, the Company's debt consisted of $37.2 million of convertible subordinated debentures, $45.2 million of subordinated notes, $119.0 million of senior indebtedness, principally under the Company's senior credit agreement. Annual payments for the convertible subordinated debentures, the subordinated notes and the senior term loan will be approximately $14.0 million in 2001 and 2002, $105.0 million in 2003, and will average approximately $7.3 million for each succeeding two years.

The Company's senior credit arrangement was amended on November 2, 2000 to secure substantially all of the Company's assets and to adjust financial covenants to reflect the Company's expected future results and financial structure. The credit agreement provides revolving credit of up to $100.0 million through March 2003, a $28.5 million term loan, and $5.0 million of short-term credit. The term loan is payable in quarterly installments of $1.6 million through December 31, 2002 with a final installment of $15.4 million in March 2003. Interest rates available under the credit agreement may be selected by the Company from a number of options, which effectively allows for borrowing at rates equal to LIBOR plus 1.75% to 2.50%. Commitment fees, ranging from .25% to .50% per annum are payable on the average unused balance of the revolving credit facility. At December 30, 2000, available unused borrowing capacity under the Company's credit agreements (including amounts available under short-term credit lines) was $15.7 million.

The Company's long-term debt and credit agreements contain financial covenants relating to minimum net worth, the ratio of debt to capitalization, senior and total debt to earnings before interest, taxes, depreciation and amortization, payment of dividends and certain other financial ratios. The financial covenants under the Company's debt arrangements currently do not permit the payment of dividends.

In June 2000, the Company replaced its $45.0 million accounts receivable securitization program with a new one-year program that provides for up to $60.0 million of funding. At December 30, 2000, amounts funded under the arrangement were $40.4 million. The new program is designed to be extended annually and the Company anticipates such an extension in June 2001.

On August 15, 2000, the Company sold machinery and equipment used in its operations for approximately $15.0 million. The assets were leased back from the purchaser under an operating lease for a period of four years at an annual lease cost of approximately $2.9 million.

Capital expenditures for the year 2001 are expected to be approximately $15.0 million, including $6.0 million of commitments at December 30, 2000 for the purchase of machinery and equipment and real property. Depreciation and amortization for the year 2001 is expected to be approximately $25.5 million. Capital expenditures are expected to be financed by machinery manufacturers and the Company's operating cash flows. Capital expenditures in 2001 will be focused primarily on expanding the Company's high-end residential and commercial business.

Availability under the Company's existing debt arrangements, the anticipated extension of the accounts receivable securitization program and operating cash flows are expected to be adequate to finance the Company's normal liquidity requirements. However, significant additional cash expenditures beyond normal requirements could require the supplementation or replacement of the Company's credit facilities. There can be no assurance that any such additional credit will be available on terms as favorable as the Company's current credit facilities.

The Company's balance sheet contains approximately $50.9 million of unamortized goodwill representing 12.0% of total assets and 47.0% of total equity. All goodwill is the result of acquisitions made in connection with the Company's floorcovering business. The Company's analysis of goodwill did not identify factors related to the estimated future cash flows of the businesses acquired that would appear to limit the life of the goodwill which is being amortized over 40 years in accordance with Accounting Principles Board Opinion No. 17:
Intangible Assets.

FORWARD - LOOKING INFORMATION

This Annual Report to Shareholders may contain certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are identified by their use of terms or phrases such as "expects," "estimated," "projects," "believes," "anticipates," "intends," and similar terms and phrases. Such terms or phrases relate to, among other matters, the Company's future financial performance, business prospects, growth, strategies or liquidity. Forward-looking statements involve a number of risks and uncertainties. The following important factors may affect the future results of the Company and could cause those results to differ materially from its historical results or those expressed in or implied by the forward-looking statements. These risks include, among others, the cost and availability of capital, raw material and transportation costs related to petroleum price levels, the cost and availability of energy supplies, the loss of a significant customer or group of customers, materially adverse changes in economic conditions generally in carpet, rug and floorcovering markets served by the Company and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is party to an interest rate swap agreement as a hedge to market risk exposure for potential fluctuations in its variable rate long-term debt instruments. Any interest rate differential is reflected as an adjustment to interest expense over the life of the swap agreement. The Company does not use derivative financial instruments for trading purposes.

Based on the Company's $70,000 interest rate swap agreement, the Company pays a fixed rate and receives a variable rate. A 10% fluctuation in the variable rate would result in an annual economic impact to the Company of approximately $282.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary financial information as required by Item 302 of Regulation S-K is included in PART II, ITEM 5 of this report and the remaining response is included in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section entitled "Information about Nominees for Directors" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 3, 2001 is incorporated herein by reference. Information regarding the executive officers of the registrant is presented in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The section entitled "Executive Compensation Information" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 3, 2001 is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The section entitled "Principal Shareholders", as well as the beneficial ownership table (and accompanying notes) in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 3, 2001 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The section entitled "Certain Transactions Between the Company and Directors and Officers" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 3, 2001 is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) (1) and (2) -- The response to this portion of Item 14 is submitted as a separate section of this report.

    (3) Listing of Exhibits:

         (i)      Exhibits Incorporated by References:

                  (3.1)    Restated Charter of The Dixie Group, Inc.

                  (3.2)    Amended and Restated By-Laws of Dixie Yarns, Inc.

                  (4.1)    Second Amended and Restated Revolving Credit and Term
                           Loan Agreement dated January 31, 1992 by and among
                           Dixie Yarns, Inc., and Trust Company Bank,
                           NationsBank of North Carolina, N.A. and Chemical
                           Bank.

                  (4.2)    Loan Agreement dated February 6, 1990, between Dixie
                           Yarns, Inc. and New York Life Insurance Company and
                           New York Life Insurance and Annuity Corporation.

                  (4.3)    Form of Indenture, dated May 15, 1987 between Dixie
                           Yarns, Inc. and Morgan Guaranty Trust Company of New
                           York as trustee.

                  (4.4)    Revolving Credit Loan Agreement dated as of September
                           16, 1991 by and among Ti-Caro, Inc. and Trust Company
                           Bank, individually and as Agent, NCNB National Bank and Chemical Bank.

                  (4.5) First Amendment to Revolving Credit Loan Agreement dated as of August 19, 1992 by and among Ti-Caro, Inc., T-C Threads, Inc. and Trust Company Bank, individually and as agent, NCNB National Bank, and Chemical Bank.

                  (4.6)    First Amendment, dated August 25, 1993 to Second
                           Amended and Restated Revolving Credit and Term Loan
                           Agreement dated January 31, 1992, by and among Dixie
                           Yarns, Inc. and Trust Company Bank, NationsBank of
                           North Carolina, N.A. and Chemical Bank.

                  (4.7)    Third Amended and Restated Credit Agreement dated
                           March 31, 1995.

                  (4.8)    Waiver and First Amendment to Credit Agreement dated
                           February 27, 1996.

                  (4.9)    Waiver and Modification Agreement dated November 1,
                           1996.

                  (4.10)   Waiver Letter dated December 13, 1996.

                  (4.11)   Second Amendment dated September 7, 1997 to the Third
                           Amended and Restated Credit Agreement dated March 31,
                           1995.

                  (4.12)   Amendment to 9.96% Senior Subordinated Notes due
                           February 1, 2010.

                  (4.13)   Letter Agreement dated February 17, 1998 re:
                           Amendment to 9.96% Senior Subordinated Notes due
                           February 1, 2010.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

                  (4.14) Credit Agreement dated as of March 31, 1998 by and among The Dixie Group, Inc., SunTrust Bank, Atlanta, and NationsBank, N.A. and Form of Revolving Credit
                           Note, Form of Term Note and Form of Swing Line Note.

                  (4.15)   Waiver Letter dated August 17, 1998 from New York
                           Life Insurance and Annuity Corporation.

                  (4.16)   Waiver Letter dated August 17, 1998 from New York
                           Life Insurance Company.

                  (4.17)   Second Amendment, dated October 5, 2000 to Credit
                           Agreement dated March 31, 1998.

                  (4.18)   Third Amendment, dated November 2, 2000 to Credit
                           Agreement dated March 31, 1998.

                  (4.19)   Pledge Agreement, dated November 2, 2000 between the
                           Company and SunTrust Bank, as collateral agent.

                  (4.20)   Security Agreement dated November 2, 2000 between the
                           Company and SunTrust Bank, as collateral agent.

                  (10.1)   Dixie Yarns, Inc. Non-qualified Defined Contribution
                           Plan.

                  (10.2)   Dixie Yarns, Inc. Non-qualified Employee Savings
                           Plan.

                  (10.3)   Dixie Yarns, Inc. Incentive Compensation Plan.

                  (10.4)   Pooling and Servicing Agreement dated as of October
                           15, 1993, among Dixie Yarns, Inc., Dixie Funding,
                           Inc., and NationsBank of Virginia, N.A. (as Trustee).

                  (10.5)   Annex X - Definitions, to Pooling and Servicing
                           Agreement dated as of October 15, 1993, among Dixie
                           Yarns, Inc., Dixie Funding, Inc., and NationsBank of
                           Virginia, N.A. (as Trustee).

                  (10.6)   Series 1993-1 Supplement, dated as of October 15,
                           1993, to Pooling and Servicing Agreement dated as of October 15, 1993, among Dixie Yarns, Inc., Dixie
                           Funding, Inc., and NationsBank of Virginia, N.A. (as
                           Trustee).

                  (10.7)   Certificate Purchase Agreement dated October 15,
                           1993, among Dixie Yarns, Inc., Dixie Funding, Inc.
                           and New York Life Insurance and Annuity Corporation.

                  (10.8)   Certificate Purchase Agreement dated October 15,
                           1993, among Dixie Yarns, Inc., Dixie Funding, Inc., and John Alden Life Insurance Company.

                  (10.9)   Certificate Purchase Agreement dated October 15,
                           1993, among Dixie Yarns, Inc., Dixie Funding, Inc.
                           and John Alden Life Insurance Company of New York.

                  (10.10)  Certificate Purchase Agreement dated October 15,
                           1993, among Dixie Yarns, Inc., Dixie Funding, Inc., and Keyport Life Insurance Company.

                  (10.11) Asset Purchase Agreement dated May 23, 1996, by and among T-C Threads, Inc., d/b/a Threads USA, Threads of Puerto Rico, Inc., Productos para la Industria de la Maquila, S.A., PRIMA, Hilos y Accessorios, S.A. de
                           C.V., and Dixie Yarns, Inc. and American & Efird,
                           Inc.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

                  (10.12)  Amendment dated May 31, 1996, to Asset Purchase
                           Agreement dated May 23, 1996, by and among T-C
                           Threads, Inc. d/b/a Threads USA, Threads of Puerto
                           Rico, Inc., Productos para la Industria de la
                           Maquila, S.A., PRIMA, Hilos y Accessorios, S.A. de
                           C.V., and Dixie Yarns, Inc. and American & Efird,
                           Inc.

                  (10.13)  Second Amendment, dated June 3, 1996, to Asset
                           Purchase Agreement dated May 23, 1996, by and among
                           T-C Threads, Inc., d/b/a Threads USA, Threads of
                           Puerto Rico, Inc., Productos para la Industria de la
                           Maquila, S.A., PRIMA, Hilos y Accessorios, S.A. de
                           C.V., and Dixie Yarns, Inc. and American & Efird,
                           Inc.

                  (10.14)  Yarn and Finished Goods Agreement dated as of June 3,
                           1996, by and among T-C Threads, Inc., d/b/a Threads
                           USA, Threads of Puerto Rico, Inc., Productos para la
                           Industria de la Maquila, S.A., PRIMA, Hilos y
                           Accessorios, S.A. de C.V., and Dixie Yarns, Inc. and
                           American & Efird, Inc.

                  (10.15)  Accounts Receivable Agreement dated as of June 3,
                           1996, by and among T-C Threads, Inc. d/b/a Threads
                           USA, Threads of Puerto Rico, Inc., Productos para la
                           Industria de la Maquila., S.A., PRIMA, Hilos y
                           Accessorios, S.A. de C.V., and Dixie Yarns, Inc. and
                           American & Efird, Inc.

                  (10.16) Non-competition Agreement dated as of June 3, 1996, by and among T-C Threads, Inc. d/b/a Threads USA,
                           Threads of Puerto Rico, Inc., Productos para la
                           Industria de la Maquila, S.A., PRIMA, Hilos y
                           Accessorios, S.A. de C.V., and Dixie Yarns, Inc. and
                           American & Efird, Inc.

                  (10.17) Asset Purchase Agreement dated as of August 29, 1997 among The Dixie Group, Inc., Bretlin, Inc., Foamex
                           L.P. and General Felt Industries, Inc.

                  (10.18)  Dixie Yarns, Inc. Incentive Stock Plan as amended.

                  (10.19) Form of Non-qualified Stock Option Agreement under the Dixie Yarns, Inc. Incentive Stock Plan.

                  (10.20)  Form of Amendment to Non-qualified Stock Option
                           Agreement under the Dixie Yarns, Inc. Incentive Stock
                           Plan.

                  (10.21)  Form of Stock Option Agreement under the Dixie Yarns,
                           Inc. Incentive Plan as amended.

                  (10.22)  Form of Stock Rights and Restrictions Agreement for
                           Restricted Stock Award under Incentive Stock Plan as amended.

                  (10.23) The Dixie Group, Inc. Stock Ownership Plan as amended.

                  (10.24)  Form of Stock Subscription Agreement under Stock
                           Ownership Plan of The Dixie Group, Inc.

                  (10.25)  The Dixie Group, Inc. Director's Stock Plan.

                  (10.26) Asset Purchase Agreement dated January 8, 1999, by and between Multitex Corporation of America and The
                           Dixie Group, Inc.

                  (10.27)  The Dixie Group, Inc. New Non-qualified Retirement
                           Savings Plan effective August 1, 1999.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (CONTINUED)

                  (10.28)  The Dixie Group, Inc. Deferred Compensation Plan
                           Amended and Restated Master Trust Agreement effective as of August 1, 1999.

                  (10.29) Asset Purchase Agreement, dated as of May 7, 1999, between R. L. Stowe Mills, Inc. and The Dixie Group,
                           Inc.

                  (10.30) Stock Purchase Agreement, dated as of July 1, 2000, by and among the Company and the stockholders of Fabrica International, Inc. named therein.

                  (10.31) Stock Purchase Agreement, dated as of July 1, 2000, by and among the Company and all of the stockholders of Chroma Technologies, Inc.

                  (10.32) Pledge and Security Agreement, dated July 1, 2000, by and among the Company and Scott D. Guenther.

                  (10.33) Pledge and Security Agreement, dated July 1, 2000, by and among the Company, Albert A. Frink, the Albert A.
                           Frink and Denise Frink Charitable Remainder Unitrust and the Albert A. Frink Loving Trust.

                  (10.34)  Receivables Purchase Agreement, dated as of June 23,
                           2000 between Dixie Funding II, Inc., as Purchaser, and The Dixie Group, Inc., as Originator.

                  (10.35) Loan Agreement, dated as of June 23, 2000 by and among Dixie Funding II, Inc., as Borrower, The Dixie
                           Group, Inc., as Servicer, Three Pillars Funding
                           Corporation, as Lender, and SunTrust Equitable
                           Securities Corporation, as Administrator.

                  (10.36)  The Dixie Group, Inc. Stock Incentive Plan.

         (ii)     Exhibits filed with this report:

                  (18)     Letter re: Change in Accounting Principle.

                  (21)     Subsidiaries of the Registrant.

                  (23)     Consent of Ernst & Young LLP.


(b)      Reports on Form 8-K

         (i) An Amended Current Report on Form 8-K dated July 1, 2000, was filed to amend Item 7, Financial Statements and Exhibits, by replacing the previously filed Financial Statements of the business acquired (two fiscal years plus interim period) with historical financial statements for the most recent fiscal year and the applicable interim period; and by adding the account's consent to incorporation by reference in the Company's Securities Act registration statements which was not available to the Company at the time of filing Amendment No. 1 to the original report.

(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14 (a) (3) (ii) above.

(d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    The Dixie Group, Inc.

March 30, 2001                      By: /s/ DANIEL K. FRIERSON
                                        Daniel K. Frierson
                                        Chairman of the Board,
                                        and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ DANIEL K. FRIERSON              Chairman of the Board,                      March 30, 2001
Daniel K. Frierson                  Director and Chief Executive Officer


/s/ PAUL K. FRIERSON                Vice President,                             March 30, 2001
Paul K. Frierson                    President of Candlewick Yarns and
                                    Director


/s/ GARY A. HARMON                  Vice President,                             March 30, 2001
Gary A. Harmon                      Chief Financial Officer


/s/ D. EUGENE LASATER               Controller                                  March 30, 2001
D. Eugene Lasater


/s/ J. DON BROCK                    Director                                    March 30, 2001
J. Don Brock


/s/ PAUL K. BROCK                   Director                                    March 30, 2001
Paul K. Brock


/s/ LOVIC A. BROOKS, JR.            Director                                    March 30, 2001
Lovic A. Brooks, Jr.


/s/ JOHN W. MURREY, III             Director                                    March 30, 2001
John W. Murrey, III


/s/ PETER L. SMITH                  Director                                    March 30, 2001
Peter L. Smith


/s/ ROBERT J. SUDDERTH, JR.         Director                                    March 30, 2001
Robert J. Sudderth, Jr.

                           ANNUAL REPORT ON FORM 10-K

                 ITEM 8, ITEM 14(a) (1) AND (2) AND ITEM 14(d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                              FINANCIAL STATEMENTS

                          FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 30, 2000

                              THE DIXIE GROUP, INC.

                             CHATTANOOGA, TENNESSEE

FORM 10-K - ITEM 14(a) (1) and (2)

THE DIXIE GROUP, INC. AND SUBSIDIARIES


LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of The Dixie Group, Inc. and subsidiaries are included in Item 8:

         Report of Independent Auditors

         Consolidated balance sheets - December 30, 2000 and December 25, 1999

         Consolidated statements of operations - Years ended December 30, 2000, December 25, 1999 and December 26, 1998

         Consolidated statements of cash flows - Years ended December 30, 2000, December 25, 1999 and December 26, 1998

         Consolidated statements of stockholders' equity - Years ended December 30, 2000, December 25, 1999 and December 26, 1998

The following consolidated financial statement schedule of The Dixie Group, Inc. and subsidiaries is included in Item 14(d):

Schedule II - Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, or the information is otherwise shown in the financial statements or notes thereto, and therefore have been omitted.

REPORT OF INDEPENDENT AUDITORS


Board of Directors
The Dixie Group, Inc.



We have audited the accompanying consolidated balance sheets of The Dixie Group, Inc. as of December 30, 2000 and December 25, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Dixie Group, Inc. at December 30, 2000 and December 25, 1999, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note N to the consolidated financial statements, the Company changed its method of inventory valuation for certain inventories in 2000.




                                             ERNST & YOUNG LLP



Chattanooga, Tennessee
February 14, 2001

                              THE DIXIE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)

                                                                      December 30,    December 25,
                                                                          2000            1999
                                                                      ------------    ------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                         $   2,591       $  12,541
     Accounts receivable (less allowance for doubtful accounts of
         $2,164 for 2000 and $1,831 for 1999)                             11,998          19,454
     Inventories                                                         114,944         104,042
     Assets held for sale                                                     68             457
     Other                                                                20,348          14,471
                                                                       ---------       ---------

         TOTAL CURRENT ASSETS                                            149,949         150,965

PROPERTY, PLANT AND EQUIPMENT
     Land and improvements                                                 6,675           5,829
     Buildings and improvements                                           81,405          68,885
     Machinery and equipment                                             251,695         233,052
                                                                       ---------       ---------

                                                                         339,775         307,766
     Less accumulated amortization and depreciation                     (147,583)       (134,180)
                                                                       ---------       ---------

         NET PROPERTY, PLANT AND EQUIPMENT                               192,192         173,586

INTANGIBLE ASSETS (less  accumulated  amortization of $7,659 for
   2000 and $6,190 for 1999)                                              50,895          52,460

INVESTMENT IN AFFILIATE                                                   11,678              --

OTHER ASSETS                                                              18,492          14,890
                                                                       ---------       ---------

TOTAL ASSETS                                                           $ 423,206       $ 391,901
                                                                       =========       =========

See accompanying notes to the consolidated financial statements.

                              THE DIXIE GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)


                                                                          December 30,     December 25,
                                                                              2000             1999
                                                                          ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                      $  49,361       $  53,590
     Accrued expenses                                                         23,645          26,241
     Accrued liabilities of  discontinued operations                           1,630           3,461
     Current portion of long-term debt                                        14,018          13,460
                                                                           ---------       ---------
         TOTAL CURRENT LIABILITIES                                            88,654          96,752

LONG-TERM DEBT
     Senior indebtedness                                                     112,286          60,961
     Subordinated notes                                                       40,476          45,238
     Convertible subordinated debentures                                      34,737          37,237
                                                                           ---------       ---------
         TOTAL LONG-TERM DEBT                                                187,499         143,436

OTHER LIABILITIES                                                             11,208          10,295

DEFERRED INCOME TAXES                                                         27,554          23,508

STOCKHOLDERS' EQUITY
     Common Stock ($3 par value per share):  Authorized
         80,000,000 shares, issued - 14,226,315 shares for 2000
         14,264,277 shares for 1999                                           42,679          42,793
     Class B Common Stock ($3 par value per share):  Authorized
         16,000,000 shares, issued - 795,970 shares for 2000 and 1999          2,388           2,388
     Common Stock subscribed - 791,786 shares for 2000 and
         620,516 shares for 1999                                               2,375           1,861
     Additional paid-in capital                                              135,116         136,144
     Stock subscriptions receivable                                           (5,341)         (5,456)
     Unearned stock compensation                                                 (93)           (489)
     Accumulated deficit                                                     (11,985)         (2,659)
     Accumulated other comprehensive income                                     (545)           (412)
                                                                           ---------       ---------
                                                                             164,594         174,170

     Less  Common  Stock in  treasury  at cost - 3,519,778 shares
      for 2000 and 3,511,829 share for 1999                                  (56,303)        (56,260)
                                                                           ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                                                   108,291         117,910
                                                                           ---------       ---------

Commitments - Note L

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 423,206       $ 391,901
                                                                           =========       =========

 See accompanying notes to the consolidated financial statements.

                              THE DIXIE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)


                                                             Year Ended
                                              ------------------------------------------
                                              December 30,   December 25,   December 26,
                                                  2000           1999           1998
                                              ------------   ------------   ------------
NET SALES                                      $ 568,081       $597,869      $ 510,962

     Cost of sales                               470,437        483,098        416,441
                                               ---------       --------      ---------

GROSS PROFIT                                      97,644        114,771         94,521

     Selling and administrative expenses          96,471         79,269         66,201

     Other (income) expenses - net                  (161)         2,081          3,357
                                               ---------       --------      ---------

INCOME BEFORE INTEREST AND TAXES                   1,334         33,421         24,963

     Interest expense                             17,211         13,051         10,263
                                               ---------       --------      ---------

INCOME (LOSS) BEFORE INCOME TAXES                (15,877)        20,370         14,700

     Income tax provision (benefit)               (5,727)         7,971          5,592
                                               ---------       --------      ---------


INCOME (LOSS) FROM CONTINUING OPERATIONS         (10,150)        12,399          9,108

LOSS FROM DISCONTINUED OPERATIONS                     --             --         (1,853)

INCOME (LOSS) ON DISPOSAL OF DISCONTINUED
     OPERATIONS                                      824          4,792        (28,257)
                                               ---------       --------      ---------

NET INCOME (LOSS)                              $  (9,326)      $ 17,191      $ (21,002)
                                               =========       ========      =========

See accompanying notes to the consolidated financial statements.

                              THE DIXIE GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                  (dollars in thousands, except per share data)


                                                                               Year Ended
                                                               --------------------------------------------
                                                               December 30,    December 25,    December 26,
                                                                   2000            1999            1998
                                                               ------------    ------------    ------------
BASIC EARNINGS (LOSS) PER SHARE:

     Income (loss) from continuing operations                    $  (0.88)       $   1.09        $    .81
     Loss from discontinued operations                                 --              --           (0.16)
     Income (loss) on disposal of discontinued operations            0.07             .42           (2.51)
                                                                 --------        --------        --------
     Net income (loss)                                           $  (0.81)       $   1.51        $  (1.86)
                                                                 ========        ========        ========


DILUTED EARNINGS (LOSS) PER SHARE:

     Income (loss) from continuing operations                    $  (0.88)       $   1.06        $    .77
     Loss from discontinued operations                                 --              --            (.16)
     Income (loss) on disposal of discontinued operations            0.07             .41           (2.39)
                                                                 --------        --------        --------
     Net income (loss)                                           $  (0.81)       $   1.47        $  (1.78)
                                                                 ========        ========        ========


DIVIDENDS PER SHARE:

     Common Stock                                                      --              --        $    .15
     Class B Common Stock                                              --              --             .15

See accompanying notes to the consolidated financial statements.

                              THE DIXIE GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                           Year Ended
                                                                           -------------------------------------------
                                                                           December 30,    December 25,   December 26,
                                                                               2000            1999           1998
                                                                           ------------    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Income (loss) from continuing operations                               $ (10,150)      $  12,399       $   9,108
     Income (loss) from discontinued operations                                   824           4,792         (30,110)
                                                                            ---------       ---------       ---------
     Net income (loss)                                                         (9,326)         17,191         (21,002)
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
              Depreciation and amortization:
                  Continuing operations                                        23,440          22,330          18,701
                  Discontinued operations                                          --              --           6,272
              Provision (benefit) for deferred income taxes                     3,647           2,045          (7,900)
              Long-lived asset losses - discontinued operations                    --              --          19,992
              Gain on property, plant and equipment disposals                  (2,661)           (160)            (56)
              Changes in operating assets and liabilities, net of
                  effects of business combinations:
                     Accounts receivable                                       12,653          23,739          (6,017)
                     Inventories                                               (5,122)        (12,685)          2,196
                     Other current assets                                      (2,286)         (1,122)             21
                     Other assets                                              (3,564)         (6,129)         (1,518)
                     Accounts payable and accrued expenses                    (14,962)          1,831           6,939
                     Accrued losses of discontinued operations                 (1,831)         (9,188)         12,649
                     Other liabilities                                           (150)         (1,114)          4,167
                                                                            ---------       ---------       ---------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                              (162)         36,738          34,444

CASH FLOWS FROM INVESTING ACTIVITIES
     Net proceeds from sales of property, plant and equipment                  20,008          52,097          13,078
     Purchase of property, plant and equipment:
              Continuing operations                                           (50,664)        (35,327)        (33,363)
              Discontinued operations                                              --          (4,385)         (9,482)
     Cash payments in connection with business combinations                   (10,923)        (32,714)             --
     Investment in affiliate                                                  (11,894)             --              --
                                                                            ---------       ---------       ---------

NET CASH (USED IN) INVESTING ACTIVITIES                                       (53,473)        (20,329)        (29,767)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in credit line borrowings                                    59,104          16,073           4,176
     Payments under term loan facility                                         (7,814)        (20,654)         (3,625)
     Payments on subordinated indebtedness                                     (7,262)         (2,500)         (2,545)
     Dividends paid                                                                --              --          (1,701)
     Other                                                                       (343)            398             (15)
                                                                            ---------       ---------       ---------

NET CASH (USED IN) PROVIDED BY FINANCING
     ACTIVITIES                                                                43,685          (6,683)         (3,710)
                                                                            ---------       ---------       ---------

INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                               (9,950)          9,726             967

CASH AND CASH EQUIVALENTS AT BEGINNING OF
     YEAR                                                                      12,541           2,815           1,848
                                                                            ---------       ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $   2,591       $  12,541       $   2,815
                                                                            =========       =========       =========

See accompanying notes to the consolidated financial statements.

                              THE DIXIE GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (dollars in thousands, except per share data)

                                          Common
                                         Stock and                                              Accumulated
                                          Class B   Common     Additional            Retained     Other      Common       Total
                                          Common     Stock      Paid-In               Earnings Comprehensive Stock In  Stockholders'
                                          Stock    Subscribed   Capital     Other    (Deficit)    Income     Treasury    Equity
                                         --------- ----------  ----------  -------   --------- ------------- --------  -------------
BALANCE AT DECEMBER 27, 1997              $44,321    $1,537    $134,151    $(4,026)  $  2,853    $(1,839)   $(55,753)    $121,244
Common Stock acquired for treasury -
     2,901 shares                                                                                                (34)         (34)
Common Stock sold under stock option
     and restricted stock grant plan -
     22,759 shares                             68                    93                                                       161
Common Stock issued upon conversion
     of convertible subordinated
     debentures - 1,552 shares                  5                    45                                                        50
Common Stock subscribed -
     60,986 shares                                      183         405       (588)                                            --
Restricted stock grants - 9,000 shares         27                    26        (53)                                            --
Amortization of restricted stock grants                                        232                                            232
Net loss for the year                                                                 (21,002)                            (21,002)
Other comprehensive income
     Change in additional minimum
       pension liability, net of tax of
       $533                                                                                        1,040                    1,040
Comprehensive income (loss)                                                                                               (19,962)
Dividends - Common Stock and Class
     B - Common Stock $.15 per share                                                   (1,701)                             (1,701)
                                          -------    ------    --------    -------   --------    -------    --------     --------
BALANCE AT DECEMBER 26, 1998               44,421     1,720     134,720     (4,435)   (19,850)      (799)    (55,787)      99,990
Common Stock acquired for treasury -
     68,929 shares                                                                                              (473)        (473)
Common Stock sold under stock
     option and Employees' Stock
     Purchase Plan - 89,993 shares            270                   318                                                       588

See accompanying notes to the consolidated financial statements.

                              THE DIXIE GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (dollars in thousands, except per share data)
                                   (continued)

                                           Common
                                          Stock and                                              Accumulated
                                          Class B    Common     Additional            Retained     Other      Common       Total
                                           Common     Stock      Paid-In               Earnings Comprehensive Stock In Stockholders'
                                           Stock    Subscribed   Capital     Other    (Deficit)    Income     Treasury    Equity
                                          --------- ----------  ----------  -------   --------- ------------- -------- -------------
Common Stock subscribed -
    562,751 shares                                    $ 1,688    $ 3,184    $(4,872)                                           --
Stock subscriptions settled -
    515,698 shares                              490    (1,547)    (2,078)     3,135                                            --
Amortization of restricted stock grants                                         227                                           227
Net income for the year                                                                  17,191                            17,191
Other comprehensive income
    Change in additional minimum
    pension liability, net of tax of $247                                                            387                      387
Comprehensive income                                                                                                       17,578
                                            -------   -------   --------    -------    --------    -----      --------   --------
BALANCE AT DECEMBER 25, 1999                 45,181     1,861    136,144     (5,945)     (2,659)    (412)      (56,260)   117,910
Common Stock acquired for treasury -
    7,949 shares                                                                                                   (43)       (43)
Common Stock sold under stock option
    Plan - 2,038 shares                           6                    2                                                        8
Common Stock subscribed -
    355,389 shares                                      1,066        474     (1,540)                                           --
Stock subscriptions cancelled -
    184,119 shares                                       (552)    (1,104)     1,656                                            --
Amortization of restricted stock grants                                         190                                           190
Restricted stock grants cancelled -
    40,000 shares                              (120)                (400)       205                                          (315)
Net loss for the year                                                                    (9,326)                           (9,326)
Other comprehensive income (loss)
    Change in additional minimum
    pension liability, net of tax of $85                                                            (133)                    (133)
Comprehensive income (loss)                                                                                                 (9,459)
                                            -------   -------   --------    -------    --------    -----      --------    --------
BALANCE AT DECEMBER 30, 2000                $45,067   $ 2,375   $135,116    $(5,434)   $(11,985)   $(545)     $(56,303)   $108,291
                                            =======   =======   ========    =======    ========    =====      ========    ========

See accompanying notes to the consolidated financial statements.

                              THE DIXIE GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of The Dixie Group, Inc. and its subsidiaries (the "Company"), except for the Company's special purpose accounts receivable financing subsidiary (see Note D). Significant intercompany accounts and transactions have been eliminated in consolidation. The Company's 50% interest in Chroma Systems Partners is accounted for on the equity method.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

DISCONTINUED OPERATIONS: The financial statements separately report discontinued operations and the results of continuing operations. Disclosures included herein pertain to the Company's continuing operations unless noted otherwise. A portion of interest cost is allocated to discontinued operations based on the ratio of net assets discontinued to the sum of consolidated net assets plus consolidated debt (exclusive of debt attributable to specific operations).

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

INVENTORIES: Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) cost method was used to determine cost for substantially all inventories at December 30, 2000. Inventories resulting from a business combination in 1999 comprised 21% of total inventories at December 25, 1999. Such inventories are valued using the first-in first-out (FIFO) method in 1999 and using the LIFO method in 2000 (see Note N).

Inventories are summarized as follows:

                                                        2000             1999
                                                      ---------        ---------
      Raw materials                                   $  33,541        $  32,320
      Work-in-process                                    16,559           18,852
      Finished goods                                     62,908           50,995
      Supplies, repair parts and other                    1,936            1,875
                                                      ---------        ---------
      Total inventories                               $ 114,944        $ 104,042
                                                      =========        =========

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is stated at the lower of cost or impaired value. Provision for depreciation and amortization of property, plant and equipment has been computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets, ranging from 10 to 40 years for buildings and improvements, and 3 to 10 years for machinery and equipment. Applicable statutory recovery methods are used for income tax purposes. Depreciation and amortization of property, plant and equipment for financial reporting purposes totaled $21,223 in 2000, $20,482 in 1999 and $16,888 in 1998.

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

IMPAIRMENT OF ASSETS: Impairment losses are recognized when expected future cash flows are less than the assets' carrying value. In such circumstances, property, plant, and equipment and related intangibles are adjusted to their fair values based on the operating performance and estimated future discounted cash flows of the underlying business.

STOCK BASED COMPENSATION: As permitted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company accounts for stock based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

REVENUE RECOGNITION: The Company recognizes revenue for goods sold at the time title passes to the customer which is normally at the time of shipment.

SHIPPING AND HANDLING COSTS: Shipping and handling costs are charged to cost of sales in the Company's financial statements.

RECLASSIFICATIONS: Certain amounts for 1999 and 1998 have been reclassified to conform with 2000 presentation.

TRANSFERS OF FINANCIAL ASSETS: The Company will be required to adopt Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" in 2001. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Adoption of the statement is not expected to have a material effect on the consolidated results of operations or financial position of the Company.

DERIVATIVES AND HEDGING ACTIVITIES: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", which was amended by Statement of Financial Accounting Standards Nos. 137 and 138 and is now required to be adopted by the Company effective January 1, 2001. Because of the Company's minimal use of derivatives, Management does not anticipate that the adoption of the new statement will have a significant impact on the Company's earnings or financial position.

NOTE B - BUSINESS COMBINATIONS AND INVESTMENT IN AFFILIATE

On July 1, 2000, the Company acquired 90% of the capital stock of Fabrica International ("Fabrica"), a privately held California corporation. On September 8, 2000, the Company acquired the remaining 10% of the capital stock of Fabrica. Fabrica produces and sells higher-end carpet and rugs to carpet retailers, interior designers, luxury yacht manufacturers, furniture stores and other markets.


The Company acquired the stock of Fabrica for $9,000 in cash. The agreement provides for the payment of contingent consideration of $50,000 in 2003 if Fabrica's cumulative gross sales for the period of April 1, 2000 through June 30, 2003 exceed certain levels. The agreement also provides for an additional contingent amount of up to $2,500 to be paid in April 2005 if Fabrica's cumulative earnings before interest and taxes for the five-year period beginning January 1, 2000 exceed specified levels. The Company's investment in Fabrica secures the seller's right to any contingent consideration that becomes due. Any contingent amounts that may become payable under the agreement will be treated as an additional cost of the acquisition.

In early 1999, the Company acquired the assets and assumed certain liabilities of Multitex Corporation of America, Inc. ("Globaltex"), a Dalton, Georgia carpet and carpet yarn producer, for approximately $30,964 cash, plus future payments keyed to revenue growth.

The acquisitions of Fabrica and Globaltex were accounted for under the purchase method of accounting for business combinations and accordingly, the results of operations of Globaltex subsequent to January 8, 1999, and Fabrica subsequent to June 30, 2000, are included in the Company's consolidated financial statements. The purchase price of each acquisition was allocated to the net assets acquired based on their estimated fair market values.

A summary of net assets acquired is as follows:

                                                 FABRICA          GLOBALTEX
                                                ---------         ---------
Current assets                                  $  11,947         $  18,462
Property, plant, and equipment                      6,406            21,459
Other non-current assets                              291               430
Current liabilities                                (7,957)           (9,387)
Deferred taxes                                       (708)               --
Long-term debt                                       (733)               --
                                                ---------         ---------

         Net assets acquired                    $   9,246         $  30,964
                                                =========         =========

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

                                                   2000              1999
                                                ---------         ---------
Net sales                                       $ 593,890         $ 642,040
Net income (loss)                                  (7,525)           20,608

Net income (loss) per share:
     Basic                                          (0.66)             1.81
     Diluted                                        (0.66)             1.76

In the first quarter of 1999, the Company acquired Graphic Technologies, Inc., a carpet producer, for approximately $1,750 cash. In the fourth quarter of 1998, the Company acquired the assets of Ideal Fibers, Inc. a fiber extrusion business, for approximately $4,061 cash. These acquisitions were accounted for as purchases, and accordingly, the results of operations of the acquired companies subsequent to the dates of acquisitions are included in the Company's consolidated financial statements.

On July 1, 2000, the Company acquired a one-third interest in Chroma Systems Partners ("Chroma"). Chroma performs dyeing and finishing processes on a contract basis for Fabrica and other carpet businesses. The initial investment in Chroma was $11,000 paid in cash on July 3, 2000. The agreement provides for an adjustment to the amount paid, which will increase or decrease the Company's investment when due, by an amount generally equal to the Company's share of Chroma's income or loss for the three years ending June 30, 2003 less $1,800. Such adjustment paid in 2000 was $786. The Company's investment in Chroma secures the seller's right to any contingent consideration that becomes due. Upon withdrawal of another partner from Chroma on September 30, 2000, the Company's interest in Chroma increased to 50%, without further investment. At December 30, 2000, the carrying value of the Chroma investment is approximately $9,591 greater than the Company's 50% interest in Chroma's reported net assets. Such difference is being amortized on a straight-line basis over the estimated average economic life of the underlying assets (approximately 19 years) as a reduction to income from the investment. In 2000, the Company's equity in the earnings and distributions received from Chroma were $617 and $1,086, respectively.

Fabrica's purchases from Chroma were $2,611 in 2000.

NOTE C - DISCONTINUED OPERATIONS

In 1998, the Company discontinued its textile products operations and completed the sale of the related assets in June 1999. Cash proceeds from disposal of the Company's textile products operations were approximately $11,025 in 1998 and $47,396 in 1999, excluding accounts receivable, accounts payable and accrued expenses retained by the Company. Additionally, the Company received an $8,000 face value note as part of the consideration from one of the purchasers in 1999. The note matures in 2003, has a stated interest rate of 10.5% and is subordinated to the maker's senior indebtedness. The value of the note included in the proceeds was estimated to be $5,049 with an effective discount rate of 25%.

Following is summary financial information for the Company's discontinued textile products operations:

                                                      2000            1999             1998
                                                     -------        --------        ---------
Net sales                                            $    --        $ 11,832        $ 184,122

Loss from discontinued operations:
     Before income taxes                                  --              --           (2,697)
     Income tax provision (benefit)                       --              --             (844)
                                                     -------        --------        ---------
     Net loss                                        $    --        $     --        $  (1,853)
                                                     =======        ========        =========

Estimated income (loss) on disposal:
     Before income taxes                             $ 1,289        $  7,855        $ (39,325)
     Income tax provision (benefit)                      465           3,063          (11,068)
                                                     -------        --------        ---------
     Net income (loss)                               $   824        $  4,792        $ (28,257)
                                                     =======        ========        =========

The gains on disposal in 2000 and 1999 resulted from favorable adjustments to amounts accrued as of the end of the preceding year for exit costs and estimated future operating results. The textile products operations had operating income of $1,622 (net of tax) from the beginning of 1999 through the disposal date, versus a previously accrued estimated loss for such period of $1,586 (net of tax).

The loss on disposal in 1998 includes the write-off of intangible assets of $8,877 and estimated operating losses subsequent to the decision to discontinue the textile products operations to the anticipated disposal date of $944 (net of tax). The effect of liquidating inventories carried at lower costs prevailing in prior years under the LIFO method was to reduce the loss on disposal by approximately $5,461 in 1998. Interest cost charged to discontinued operations was $3,325 for 1998. Interest cost for periods subsequent to the decision to discontinue the textile products operations included in the loss on disposal was $1,996.

At December 30, 2000 and December 25, 1999, the remaining liabilities of the textile products operations consisted of accrued exit costs of $1,630 and $3,461 respectively, and no significant assets were remaining.

NOTE D - SALE OF ACCOUNTS RECEIVABLE

In June 2000, the Company replaced its existing $45,000 accounts receivable securitization program with a new one-year program which provides for up to $60,000 of funding. Under the agreement, a significant portion of the Company's accounts receivable is sold, on a revolving basis, to a special purpose wholly-owned subsidiary, which assigns such receivables to an independent issuer of receivables-backed commercial paper as security for amounts borrowed by the special purpose subsidiary.

The transaction is accounted for as a sale of accounts receivable. Accordingly, the undivided interest in receivables sold under the agreement is excluded from the Company's balance sheet. Amounts sold under this arrangement and the previous program were $40,400 at December 30, 2000 and $45,000 at December 25, 1999. The Company's retained interest in the accounts receivable is stated at the estimated amount to be received upon the collection of the receivables and is included in the balance sheet as accounts receivable, a portion of which is classified as other assets.

Proceeds from the sale of accounts receivable are less than the face amount of the accounts receivable sold by an amount which approximates the variable financing cost of receivables-backed commercial paper plus administrative fees typical in such transactions. Costs of the previous program were fixed at 6.08% per annum on the amount of the interest sold plus administrative fees typical in such transactions. The Company continues to service the receivables and maintains an allowance for doubtful accounts based upon the expected collectibility of all of the accounts receivable generated by the Company.

These costs which were approximately $3,479 for 2000, $2,900 for 1999 and $2,935 for 1998, are included in other expense - net.

At December 30, 2000, $5,165 of the Company's accounts receivable were factored without recourse to financial institutions.

NOTE E - ACCRUED EXPENSES

Accrued expenses exceeding 5% of current liabilities include the following:

                                                                              2000                1999                1998
                                                                            -------             -------              ------
Compensation and benefits                                                   $10,866             $13,934              $8,910

NOTE F - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

                                                                                          2000                    1999
                                                                                       ---------                ---------
Senior indebtedness:
     Credit line borrowings                                                           $   82,177               $   23,073
     Term loan                                                                            28,532                   36,346
     Other                                                                                 8,333                    7,740
                                                                                       ---------                ---------
Total senior indebtedness                                                                119,042                   67,159
Subordinated notes                                                                        45,238                   50,000
Convertible subordinated debentures                                                       37,237                   39,737
                                                                                       ---------                ---------
Total long-term debt                                                                     201,517                  156,896
Less current portion                                                                     (14,018)                 (13,460)
                                                                                       ---------                ---------
Total long-term debt (less current portion)                                            $ 187,499                $ 143,436
                                                                                       =========                =========

The Company's senior credit arrangement was amended on November 2, 2000 to provide the lender with a security interest in substantially all of the Company's assets not otherwise pledged (see Note B), and to adjust covenants to reflect expected future results and the Company's current financial structure. The credit agreement provides revolving credit of up to $100,000 through March 2003, a $28,500 term loan, and $5,000 of short-term credit. The term loan is payable in quarterly installments of approximately $1,600 through December 31, 2002 with a final installment of $15,400 in March 2003. Interest rates under the credit agreement effectively allow for borrowing at rates equal to LIBOR plus 1.75% to 2.75%. Commitment fees, ranging from .25% to .50% per annum on the revolving credit line are payable on the average daily unused balance of the revolving credit facility. The effective annual interest rate on borrowings under the revolving credit and term loan agreement was 7.67% for 2000 and 6.31% for 1999. The average interest rate on debt outstanding under this agreement was 9.14% at December 30, 2000 and 5.92% at December 25, 1999.

The Company's subordinated notes are unsecured, bear interest at 9.96% to 10.61% payable semi-annually, and are due in semi-annual installments of $2,381 which commenced February 1, 2000.

The Company's convertible subordinated debentures bear interest at 7% payable semi-annually, are due in 2012, and are convertible by the holder into shares of Common Stock of the Company at an effective conversion price of $32.20 per share, subject to adjustment under certain circumstances. Mandatory sinking fund payments, which commenced May 15, 1998, will retire $2,500 principal amount of the debentures annually and approximately 70% of the debentures prior to maturity. The convertible debentures are subordinated in right of payment to all other indebtedness of the Company.

On April 2, 1998, the Company completed an agreement with the Development Authority of Lafayette, Georgia (the "Authority") to borrow $7,000 from the Authority under a development bond issuance. Amounts received by the Company are secured by a letter of credit issued by the Company's lead lender in favor of the Authority. The value of the letter of credit reduces the Company's availability under its revolving credit and term-loan facility. The proceeds were used to finance the real property and machinery and equipment needs of the Company's synthetic materials recycling center in Lafayette, Georgia.

Approximate maturities of long-term debt for each of the five years succeeding December 30, 2000 are $14,018 in 2001, $14,013 in 2002, $105,021 in 2003, $7,294
in 2004, and $7,299 in 2005.

Interest payments for continuing and discontinued operations were $17,447 in 2000, $14,095 in 1999, and $12,918 in 1998.

At December 30, 2000, the Company is party to an interest rate swap agreement, with a notional amount of $70,000, to reduce the impact of changes in interest rates on its floating rate long-term debt. Under the agreement, the Company pays a fixed rate of 6.75% and receives a variable rate, which was 6.58% at December 30, 2000. Any interest rate differential realized is recognized as an adjustment to interest expense over the life of the swap agreement.

The Company's long-term debt and credit agreements contain financial covenants relating to minimum net worth, the ratio of debt to capitalization and senior and total debt to earnings before interest, taxes, depreciation and amortization, payment of dividends and certain other financial ratios. The financial covenants under the Company's debt arrangements currently do not permit the payment of dividends.

As of December 30, 2000, the Company's borrowing capacity under its credit arrangements was $15,697 (including amounts available under short-term credit lines).

NOTE G - FAIR VALUE OF FINANCIAL INSTRUMENTS

All of the Company's financial instruments are held or issued for purposes other than trading. The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

                                                                          2000                                1999
                                                               ---------------------------         ---------------------------
                                                               Carrying                             Carrying
                                                                Amount          Fair Value          Amount          Fair Value
                                                               ---------        ----------         ---------        ----------
Financial assets
     Cash and cash equivalents                                 $   2,591        $    2,591         $  12,541        $  12,541
     Notes receivable (including current portion)                  6,860             6,860             6,865            6,865
     Escrow funds                                                    253               253               640              640
Financial liabilities
     Long-term debt (including current portion)                  201,517           190,102           156,896          145,324
Off balance sheet
     Interest rate swap                                               --            (1,485)               --            1,383

The fair values of the Company's financial assets approximate their carrying amounts due to their short-term nature or for notes receivable, adjustable interest rate provisions, and discounting previously recorded. The fair values of the Company's long-term debt were estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements.

NOTE H - PENSION PLANS

Information about the benefit obligation, assets and funded status of the Company's defined benefit pension plans is as follows:

                                                                                     2000              1999
                                                                                   --------          --------
Change in benefit obligation:
     Benefit obligation at beginning of year                                       $  6,999          $ 18,225
     Service cost                                                                        92               100
     Interest cost                                                                      437               945
     Actuarial (gain) loss                                                              230            (1,804)
     Benefits paid                                                                   (1,152)          (10,588)
     Change in plan provisions                                                           --               120
                                                                                   --------          --------
     Benefit obligation at end of year                                                6,606             6,998

Change in plan assets:
     Fair value of plan assets at beginning of year                                   4,070            12,550
     Actual return on plan assets                                                      (259)               11
     Employer contribution                                                              324             2,097
     Benefits paid                                                                   (1,151)          (10,588)
                                                                                   --------          --------
     Fair value of plan assets at end of year                                         2,984             4,070
                                                                                   --------          --------

Funded status                                                                        (3,622)           (2,928)
Unrecognized actuarial loss                                                             893               674
                                                                                   --------          --------
Net amount recognized                                                              $ (2,729)         $ (2,254)
                                                                                   ========          ========

Amounts recognized in the statement of financial position consist of:
Accrued liability                                                                  $ (3,622)         $ (2,928)
Accumulated other comprehensive income                                                  893               674
                                                                                   --------          --------
Net amount recognized                                                              $ (2,729)         $ (2,254)
                                                                                   ========          ========

Weighted-average assumptions as of year-end:
Discount rate                                                                          6.06%             6.27%
Expected return on plan assets                                                         8.50%             8.50%

There were no shares of the Company's Common Stock included in plan assets at December 30, 2000 or December 25, 1999.

Costs charged to continuing operations for all pension plans are summarized as follows:

                                                            2000             1999             1998
                                                          --------         --------         --------
Components of net periodic pension costs:
Defined benefit plans
   Service cost                                           $     92         $    100         $     51
   Interest cost                                               436              222              331
   Expected return on plan assets                             (357)            (244)            (375)
   Recognized net actuarial loss                                10              110               25
   Settlement loss                                              75               64               59
                                                          --------         --------         --------
                                                               256              252               91
Defined contribution plans                                   3,006            3,889            3,811
                                                          --------         --------         --------
Net pension cost                                          $  3,262         $  4,141         $  3,902
                                                          ========         ========         ========

Portions of the cost of the defined contribution plans are based on the Company's operating results and the level of associates' contributions to their accounts.

NOTE I - INCOME TAXES

The provision (benefit) for income taxes on income (loss) from continuing operations consists of the following:

                             2000                          1999                         1998
                    -----------------------       ----------------------        ---------------------
                    Current        Deferred       Current       Deferred       Current       Deferred
                    -------        --------       -------       --------       -------       --------
Federal             $(9,125)        $3,600        $5,366        $ 1,940         $1,748        $3,525
State                  (249)            47           747            (82)            97           222
                    -------         ------        ------        -------         ------        ------
Total               $(9,374)        $3,647        $6,113        $ 1,858         $1,845        $3,747
                    =======         ======        ======        =======         ======        ======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax bases of those assets and liabilities. Significant components of the Company's deferred tax liabilities and assets are as follows:

Deferred Tax Liabilities:                                             2000            1999
                                                                    --------        --------
     Property, plant and equipment                                  $ 31,799        $ 23,035
     Inventories                                                          --             267
     Intangible assets                                                   522           2,176
     Other                                                             4,085           3,702
                                                                    --------        --------
         Total deferred tax liabilities                               36,406          29,180
Deferred Tax Assets:
     Inventories                                                         525              --
     Post-retirement benefits                                          4,996           4,350
     Other employee benefits                                           1,721           2,695
     Losses from discontinued operations                                 214             529
     Alternative minimum tax                                           3,240              --
     Allowances for bad debts, claims and discounts                    2,281           2,332
     Other                                                               761           1,236
                                                                    --------        --------
         Total deferred tax assets                                    13,738          11,142
                                                                    --------        --------

Net deferred tax liabilities                                        $ 22,668        $ 18,038
                                                                    ========        ========

Differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income from continuing operations are reconciled as follows:

                                                                               2000             1999            1998
                                                                              -------         -------         -------
Statutory rate applied to income from continuing operations                   $(5,557)        $ 7,132         $ 4,998
Plus state income taxes net of federal tax effect                                (482)            432             210
                                                                              -------         -------         -------
Total statutory provision (benefit)                                            (6,039)          7,564           5,208

Increase (decrease) attributable to:
     Nondeductible amortization of intangible assets                              193             242             201
     Nondeductible portion of travel and entertainment                            246             246             251
     Net operating loss carryback benefit                                          --              --              --
     Other items                                                                 (127)            (81)            (68)
                                                                              -------         -------         -------
Total tax provision (benefit)                                                 $(5,727)        $ 7,971         $ 5,592
                                                                              =======         =======         =======

Income tax refunds received, net of income tax payments, for continuing and discontinued operations were $5,348 in 2000. Income tax payments, net of income tax refunds received, for continuing and discontinued operations were $10,545 and $2,156 in 1999 and 1998, respectively.

At December 30, 2000, the Company had income tax refunds receivable of $9,642 included in other current assets.

NOTE J - COMMON STOCK AND EARNINGS PER SHARE

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


The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

                                                                      2000              1999            1998
                                                                    ---------         --------        --------
Income (loss) from continuing operations (1)                        $ (10,150)        $ 12,399        $  9,108

Denominator for calculation of basic earnings per
     share - weighted average shares (2)                               11,473           11,355          11,267
Effect of dilutive securities:
     Stock options (2)                                                     --              206             348
     Stock subscriptions (2)                                               --              121             194

Denominator for calculation of diluted earnings per
     share - weighted average shares adjusted for
     potential dilution (2) (3)                                        11,473           11,682          11,809
Earnings (loss) per share:
     Basic                                                          $   (0.88)        $   1.09        $   0.81
     Diluted                                                        $   (0.88)        $   1.06        $   0.77

(1)      No adjustments needed in the numerator for diluted calculations.

(2)      Includes Common and Class B Common shares in thousands.

(3) Because their effects are anti-dilutive, excludes shares issuable under stock option, stock subscription, and restricted stock plans whose grant price was greater than the average market price of Common Shares outstanding and the assumed conversion of subordinated debentures into shares of Common Stock as follows: 3,687 shares in 2000, 2,835 shares in 1999, and 2,065 shares in 1998.

NOTE K - STOCK PLANS

The Company's 2000 Incentive Stock Plan reserved 436,500 shares of Common Stock for sale or award to key associates or to the outside directors of the Company under stock options, stock appreciation rights, restricted stock performance grants, or other awards. Outstanding options are generally exercisable at a cumulative rate of 25% per year after the second year from the date the options are granted and generally expire after ten years from the date of grant. Options outstanding were granted at prices at or above market price on the date of grant.

In 1993, the Company issued options for the purchase of 83,044 shares of Common Stock, which were immediately exercisable at prices ranging from $3.19 - $5.27 per share, in connection with the acquisition of Carriage Industries, Inc. As of December 30, 2000, options for 13,756 of these shares remain outstanding.

A summary of the option activity for the three years ended December 30, 2000:

                                                                                             Weighted -
                                                                           Weighted -    Average Fair Value
                                                                       Average Exercise  of Options Granted
                                                  Number of Shares           Price        During the Year
                                                  ----------------     ----------------  ------------------
Outstanding at December 27, 1997                      1,668,267             $ 7.65
     Granted at market price                            287,250               8.53            $ 3.95
     Granted above market price                          20,000               9.35              3.69
     Exercised                                          (12,250)              5.73
     Forfeited                                          (35,750)              6.21
     Expired                                             (1,019)              3.43
                                                    -----------             ------            ------
Outstanding at December 26, 1998                      1,926,498               7.84
     Granted at market price                            128,500               8.11              3.95
     Exercised                                         (103,147)              7.58
     Forfeited                                         (237,250)              6.93
                                                    -----------             ------            ------
Outstanding at December 25, 1999                      1,714,601               7.92
     Granted at market price                            290,500               4.13              2.10
     Exercised                                           (1,019)              4.29
     Forfeited                                         (297,019)              7.59
     Expired                                             (3,057)              4.29
                                                    -----------             ------
Outstanding at December 30, 2000                      1,704,006             $ 7.38
                                                    ===========             ======

Options exercisable at:
     December 26, 1998                                  497,561             $ 6.90
     December 25, 1999                                  603,914               7.76
     December 30, 2000                                1,180,007               8.34

The following table summarizes information about stock options at December 30, 2000:

                                                        Options Outstanding
------------------------------------------------------------------------------------------------------------------------------------
                                                                          Weighted-Average                 Weighted - Average
    Range of Exercise Prices              Number of Shares            Remaining Contractual Life             Exercise Price
    ------------------------              ----------------            --------------------------           ------------------
       $  3.875  - $ 5.27                        349,006                       8.4 years                        $   4.17
           5.75  -   8.81                      1,110,000                       5.5 years                            7.32
           9.25  -  14.30                        245,000                       6.2 years                           12.21
       ------------------                     ----------                       ---------                        --------
       $  3.875 - $ 14.30                      1,704,006                       6.2 years                        $   7.38

                                                        Options Exercisable
------------------------------------------------------------------------------------------------------------------------------------
          Range of Exercise Prices                         Number of Shares                    Weighted-Average Exercise Price
          ------------------------                         ----------------                    -------------------------------
            $ 3.875  - $ 5.27                                      64,381                                  $   4.95
               5.75  -   8.81                                     837,876                                      7.23
               9.25  -  14.30                                     277,750                                     12.48
            -----------------                                  ----------                                  --------
            $ 3.875  - $14.30                                   1,180,007                                  $   8.34

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted - average assumptions:

                                          2000 Grants        1999 Grants         1998 Grants
                                          -----------        -----------         -----------
Expected life                              5 years             5 years             5 years
Expected volatility                          49.5%               50.1%               44.2%
Risk-free interest rate                      6.37%               5.60%               5.56%
Dividend yield                                0.0%                0.0%                0.0%

The following pro forma summary presents the Company's net income (loss) and earnings (loss) per share which would have been reported had the Company determined stock compensation cost using the alternative fair value method of accounting set forth under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The pro forma impact on net income
(loss) shown below may not be representative of future effects.

                                                   2000                    1999                   1998
                                               -----------             -----------            -----------
Pro forma:
Net income (loss)                              $   (10,213)            $    16,271            $   (21,788)
Earnings (loss) per share:
     Basic                                           (0.89)                   1.43                  (1.93)
     Diluted                                         (0.89)                   1.39                  (1.84)

In August 1996, the Company's Board of Directors adopted a stock ownership plan applicable to the senior management of the Company for the purpose of encouraging each participant to make a significant investment in the Company's Common Stock. Pursuant to the plan, at December 30, 2000, 791,786 shares were subscribed at a weighted-average price of $6.74 per share, at December 25, 1999, 620,516 shares were subscribed at a weighted-average price of $8.79 per share, and at December 26, 1998, 573,463 shares were subscribed at a weighted-average price of $6.49 per share.

The Company also has a stock purchase plan which authorizes 108,000 shares of Common Stock for purchase by supervisory associates at the market price prevailing at the time of purchase. At December 30, 2000, 27,480 shares remained available for issue. Shares sold under this plan are held in escrow until paid for and are subject to repurchase agreements which give the Company the right of first refusal at the prevailing market price at the time of sale. The numbers of shares sold under the plan were 9,100 in 1999. No shares were sold in the other periods presented.

NOTE L - COMMITMENTS

The Company had commitments for purchases of machinery and equipment, building construction and information systems of approximately $5,970 at December 30, 2000.

The Company leases buildings, machinery and equipment under operating leases. Commitments for minimum rentals under non-cancelable leases are as follows:

               2001                                 $  7,870
               2002                                    7,493
               2003                                    6,806
               2004                                    4,659
               2005                                    1,760
               Thereafter                                909
                                                    --------
               Total                                $ 29,497
                                                    ========

During 2000, the Company participated in related party non-cancelable operating leases for certain manufacturing facilities. Rent paid to related parties during 2000 was approximately $736.

Rental expense in 2000 and 1999 amounted to approximately $7,127 and $2,855, respectively, and for 1998 was not material.

NOTE M - SEGMENT INFORMATION

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

The profit performance measure for the Company's segments is defined as Internal EBIT (earnings before interest, taxes, cost of the Company's accounts receivable securitization program and other non-segment items). Assets measured in each reportable segment include long-lived assets and goodwill, inventories at current cost, and accounts receivables (without reductions for receivables sold under the Company's accounts receivable securitization program).

Allocations of corporate, general and administrative expenses are used in the determination of segment profit performance; however, assets of the corporate departments are not used in the segment asset performance measurement. All expenses incurred for the amortization of goodwill are recognized in segment profit performance measurement; however, only selected intangible assets are included in the asset performance measurement.

                                                 Net Sales - External Customers                    Profit Performance
                                            -----------------------------------------      -----------------------------------
                                               2000            1999           1998           2000          1999         1998
                                            ---------       ---------       ---------      --------      --------     --------
Reportable Segments:
     Carpet manufacturing                   $ 493,709       $ 474,552       $ 415,619      $    725      $ 30,056     $ 24,454
     Floorcovering base materials              74,372         123,317          95,343        (1,934)        3,466        3,108
     Intersegment eliminations                                                                   --            --            7
                                            ---------       ---------       ---------      --------      --------     --------
Segment total                               $ 568,081       $ 597,869       $ 510,962        (1,209)       33,522       27,569
                                            =========       =========       =========
Interest expense                                                                             17,211        13,051       10,263
Cost of accounts receivable
     securitization program                                                                   3,479         2,900        2,900
Other non-segment (income)                                                                   (6,022)       (2,799)        (294)
                                                                                           --------      --------     --------
Consolidated income (loss) from
     continuing operations before
     income taxes                                                                          $(15,877)     $ 20,370     $ 14,700
                                                                                           ========      ========     ========

                                                      Capital Expenditures                  Depreciation and Amortization
                                               -----------------------------------       -----------------------------------
                                                2000          1999           1998         2000           1999         1998
                                               -------       -------       -------       -------       -------       -------
Reportable Segments:
     Carpet manufacturing                      $25,433       $21,161       $23,099       $14,225       $15,398       $14,542
     Floorcovering base
     materials                                  18,478        13,671        10,219         6,788         6,328         3,359
Corporate and shared services                    6,753           495            45         2,427           604           800
                                               -------       -------       -------       -------       -------       -------
Total continuing operations                    $50,664       $35,327       $33,363       $23,440       $22,330       $18,701
                                               =======       =======       =======       =======       =======       =======

                                                      Assets Used In Performance Measurement
                                                    -----------------------------------------
                                                       2000           1999            1998
                                                    ---------       ---------       ---------
Reportable Segments:
     Carpet manufacturing                           $ 325,486       $ 292,889       $ 229,937
     Floorcovering base materials                      73,621          76,051          54,463
                                                    ---------       ---------       ---------
     Assets in Performance Measurement                399,107         368,940         284,400
Assets Not in Segment Measurements:
     Other operating assets                            24,031          22,504          22,738
     Assets of discontinued operations                     68             457          67,508
                                                    ---------       ---------       ---------
Total consolidated assets                           $ 423,206       $ 391,901       $ 374,646
                                                    =========       =========       =========

During 2000 and 1999, sales to The Home Depot amounted to approximately $89,000 and $59,000, 16% and 10% of consolidated net sales. No single customer's net sales exceeded 10% of the Company's consolidated net sales in 1998. The loss of The Home Depot business could have a material adverse effect on the Company's operations. Substantially, all of the Company's sales were to domestic customers and all substantial assets were domestically based for the periods presented. A substantial majority of the unit production volume of the Company's floorcovering base materials segment is directed into the carpet manufacturing segment. A significant portion of the units are processed by the base materials group on a conversion basis only (costs to manufacture) and are recorded in intersegment sales at the conversion value. The remaining transfers are recorded on a full-package basis (raw materials plus conversion costs) with either cost or an arms-length price as the transfer value, depending on the product. Intersegment sales from the Company's floorcovering base materials group to the Company's carpet manufacturing group were $137,328 in 2000, $103,669 in 1999 and $62,545 in 1998.

NOTE N - CHANGE IN ACCOUNTING METHOD FOR CERTAIN INVENTORIES

In connection with combining the manufacturing processes of its Globaltex and Carriage operations, the Company changed the valuation method used for Globaltex inventories from the first-in, first-out (FIFO) method to the last in, last-out
(LIFO) method effective January 1, 2000. Management believes the new method more appropriately matches current costs with current revenues, and the change results in substantially all of the Company's inventories being accounted for on the LIFO method. The effect of the change in 2000 was to increase the net loss by approximately $192 ($0.02 per share). The change had no material effect on prior periods.

NOTE O - OTHER (INCOME) EXPENSE

Gains on the sale of certain fixed assets of $3,700 and write-downs of certain fixed assets of $1,000 are included in other (income) expense for 2000.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     THE DIXIE GROUP, INC. AND SUBSIDIARIES
                             (dollars in thousands)

                      COL. A                           COL. B                   COL. C                 COL. D            COL. E
                      ------                           ------                   ------                 ------            ------
                                                                               ADDITIONS
                                                       Balance at     Charged to   Charged to Other                    Balance at
                                                     Beginning of     Costs and        Accounts -     Deductions -       End of
                    Description                         Period         Expenses         Describe        Describe         Period
                    -----------                         ------        ----------   ----------------   ----------       ----------
Year ended December 30, 2000:
   Reserves deducted from asset accounts:
       Allowance for doubtful accounts                  $  1,831       $    305          $ 450(1)     $    422(2)       $  2,164
       Provision to reduce inventories to net
           realizable value                                4,441          1,686(3)         -0-             -0-             6,127
       Provision to reduce assets held for
           sale to estimated fair market value             1,187            -0-            -0-             239(4)            948

Year ended December 25, 1999:
   Reserves deducted from asset accounts:
       Allowance for doubtful accounts                  $  3,772       $    832          $ 262(1)     $  3,035(2)       $  1,831
       Provision to reduce inventories to net
           realizable value                                4,972            -0-            -0-             531(3)          4,441
       Provision to reduce assets held for
           sale to estimated fair market value            14,484            -0-            -0-          13,297(4)          1,187

Year ended December 26, 1998:
   Reserves deducted from asset accounts:
       Allowance for doubtful accounts                  $  3,207       $    888          $ -0-      $      323(2)     $    3,772(5)
       Provision to reduce inventories to net
           realizable value                                7,664            -0-            -0-           2,692(3)          4,972(5)
       Provision to reduce assets held for
           sale to estimated fair market value            16,200         11,635            -0-          13,351(4)         14,484(5)

(1)  Increase in reserves in connection with business combinations.
(2)  Uncollectible accounts written off, net of recoveries.
(3)  Current year provision or reserve reductions for inventories sold.
(4)  Reserve reductions for assets sold.
(5)  Includes amounts related to discontinued businesses.

                           ANNUAL REPORT ON FORM 10-K
                                   ITEM 14 (C)
                                    EXHIBITS
                          YEAR ENDED DECEMBER 30, 2000
                              THE DIXIE GROUP, INC.
                             CHATTANOOGA, TENNESSEE
                                  EXHIBIT INDEX
                                   EXHIBIT NO.

EXHIBIT
   NO.         EXHIBIT DESCRIPTION                                   INCORPORATION BY REFERENCE
-------        -------------------                                   --------------------------
  (3.1)        Restated Charter of The Dixie Group, Inc.             Incorporated by reference to Exhibit (3) to Dixie's
                                                                     Quarterly Report on Form 10-Q for the quarter ended
                                                                     March 29, 1997.*

  (3.2)        Amended and Restated By-Laws of Dixie Yarns, Inc.     Incorporated by reference to Exhibits (3b) and (3c)
                                                                     to Dixie's Annual Report on Form 10-K for the year
                                                                     ended December 29, 1990. *

  (4.1)        Second Amended and Restated Revolving Credit and      Incorporated by reference to Exhibit (4a) to Dixie's
               Term Loan Agreement, dated January 31, 1992, by and   Annual Report on Form 10-K for the year ended
               among Dixie Yarns, Inc. and Trust Company Bank,       December 28, 1991. *
               NationsBank of North Carolina, N.A. and Chemical
               Bank.

  (4.2)        Loan Agreement, dated February 6, 1990 between        Incorporated by reference to Exhibit (4d) to Dixie's
               Dixie Yarns, Inc. and New York Life Insurance         Annual Report on Form 10-K for the year ended
               Company and New York Life Annuity Corporation.        December 30, 1989. *

  (4.3)        Form of Indenture, dated May 15, 1987 between Dixie   Incorporated by reference to Exhibit 4.2 to
               Yarns, Inc. and Morgan Guaranty Trust Company of      Amendment No. 1 of Dixie's Registration Statement
               New York as Trustee.                                  No. 33-140 78 on Form S-3, dated May 19, 1987.

  (4.4)        Revolving Credit Loan Agreement dated as of           Incorporated by reference to Exhibit (4d) to Dixie's
               September 16, 1991 by and among Ti-Caro, Inc. and     Annual Report on Form 10-K for the year ended
               Trust Company Bank, individually and as agent, NCNB   December 28, 1991. *
               National Bank, and Chemical Bank.

  (4.5)        First Amendment to Revolving Credit Loan Agreement    Incorporated by reference to Exhibit (4e) to Dixie's
               dated as of August 19, 1992 by and among Ti-Caro,     Annual Report on Form 10-K for the year ended
               Inc., T-C Threads, Inc. and Trust Company Bank,       December 26, 1992. *
               individually and as agent, NCNB National Bank, and
               Chemical Bank.

  (4.6)        First Amendment, dated August 25, 1993 to Second      Incorporated by reference to Exhibit (4f) to Dixie's
               Amended and Restated Revolving Credit and Term Loan   Annual Report on Form 10-K for the year ended
               Agreement dated January 31, 1992, by and among        December 25, 1993. *
               Dixie Yarns, Inc. and Trust Company Bank,
               NationsBank of North Carolina, N.A. and Chemical
               Bank.

*   Commission File No. 0-2585

EXHIBIT
   NO.         EXHIBIT DESCRIPTION                                   INCORPORATION BY REFERENCE
-------        -------------------                                   --------------------------
  (4.7)        Third Amended and Restated Credit Agreement dated     Incorporated by reference to Exhibit (4) to Dixie's
               March 31, 1995.                                       Quarterly Report on Form 10-Q for the quarter ended
                                                                     April 1, 1995. *

  (4.8)        Waiver and First Amendment to Credit Agreement        Incorporated by reference to Exhibit (4h) to Dixie's
               dated February 27, 1996.                              Annual Report on Form 10-K for the year ended
                                                                     December 30, 1995. *

  (4.9)        Waiver and Modification Agreement dated November 1,   Incorporated by reference to Exhibit (4i) to Dixie's
               1996.                                                 Annual Report on Form 10-K for the year ended
                                                                     December 28, 1996. *

  (4.10)       Waiver Letter dated December 13, 1996.                Incorporated by reference to Exhibit (4j) to Dixie's
                                                                     Annual Report on Form 10-K for the year ended
                                                                     December 28, 1996. *

  (4.11)       Second Amendment dated September 7, 1997              Incorporated by reference to Exhibit (4) to
               to the Third Amended and Restated Credit              Dixie Quarterly Report on Form 10-Q for the
               Agreement dated March 31, 1995.                       quarter ended September 27, 1997.*

  (4.12)       Amendment to 9.96% Senior Subordinated Notes due      Incorporated by reference to Exhibit (4l) to Dixie's
               February 1, 2010.                                     Annual Report on Form 10-K for the year ended
                                                                     December 27, 1997. *

  (4.13)       Letter Agreement dated February 17, 1998 re:          Incorporated by reference to Exhibit (4m) to Dixie's
               Amendment to 9.96% Senior Subordinated Notes due      Annual Report on Form 10-K for the year ended
               February 1, 2010.                                     December 27, 1997. *

  (4.14)       Credit Agreement dated as of March 31, 1998 by and    Incorporated by reference to Exhibit (4n) to Dixie's
               among The Dixie Group, Inc., SunTrust Bank,           Annual Report on Form 10-K for the year ended
               Atlanta, and NationsBank, N.A. and Form of            December 27, 1997. *
               Revolving Credit Note, Form of Term Note and Form
               of Swing Line Note.

  (4.15)       Waiver Letter dated August 17, 1998 from New York     Incorporated by reference to Exhibit (4o) to Dixie's
               Life Insurance and Annuity Corporation.               Annual Report on Form 10-K for the year ended
                                                                     December 27, 1997. *

  (4.16)       Waiver Letter dated August 17, 1998 from New York     Incorporated by reference to Exhibit (4p) to Dixie's
               Life Insurance Company.                               Annual Report on Form 10-K for the year ended
                                                                     December 27, 1997. *

  (4.17)       Second Amendment, dated October 5, 2000 to Credit     Incorporated by reference to Exhibit (4.1) to
               Agreement dated March 31, 1998.                       Dixie's Quarterly Report on Form 10-Q for the
                                                                     quarter ended September 30, 2000.*

*  Commission File No. 0-2585

EXHIBIT
   NO.         EXHIBIT DESCRIPTION                                   INCORPORATION BY REFERENCE
-------        -------------------                                   --------------------------
  (4.18)       Third Amendment, dated November 2, 2000 to Credit     Incorporated by reference to Exhibit (4.2) to
               Agreement dated March 31, 1998.                       Dixie's Quarterly Report on Form 10-Q for the
                                                                     quarter ended September 30, 2000.*

  (4.19)       Pledge Agreement dated November 2, 2000 between the   Incorporated by reference to Exhibit (4.3) to
               Company and SunTrust Bank, as collateral agent.       Dixie's Quarterly Report on Form 10-Q for the
                                                                     quarter ended September 30, 2000.*

  (4.20)       Security Agreement dated November 2, 2000 between     Incorporated by reference to Exhibit (4.4) to
               the Company and SunTrust Bank, as collateral agent.   Dixie's Quarterly Report on Form 10-Q for the
                                                                     quarter ended September 30, 2000.*

  (10.1)       Dixie Yarns, Inc. Non-qualified Defined               Incorporated by reference to Exhibit (10c) to
               Contribution Plan.                                    Dixie's Annual Report on Form 10-K for the year
                                                                     ended December 26, 1992. *

  (10.2)       Dixie Yarns, Inc. Non-qualified Employee Savings      Incorporated by reference to Exhibit (10d) to
               Plan.                                                 Dixie's Annual Report on Form 10-K for the year
                                                                     ended December 26, 1992. *

  (10.3)       Dixie Yarns, Inc. Incentive Compensation Plan.        Incorporated by reference to Exhibit (10e) to
                                                                     Dixie's Annual Report on Form 10-K for the year
                                                                     ended December 26, 1992. *

  (10.4)       Pooling and Servicing Agreement dated as of October   Incorporated by reference to Exhibit (2a) to Dixie's
               15, 1993, among Dixie Yarns, Inc., Dixie Funding,     Current Report on Form 8-K dated October 15, 1993. *
               Inc. and NationsBank of Virginia, N.A. (as Trustee).

  (10.5)       Annex X - Definitions, to Pooling and                 Incorporated by reference to Exhibit (2b) to
               Servicing Agreement dated as of October 15,           Dixie's Current Report on Form 8-K dated
               1993, among Dixie Yarns, Inc., Dixie Funding,         October 15, 1993. *
               Inc. and NationsBank of Virginia, N.A. (as Trustee).

  (10.6)       Series 1993-1 Supplement, dated as of October 15,     Incorporated by reference to Exhibit (2c) to
               1993, to Pooling and Servicing Agreement dated        Dixie's Current Report on Form 8-K dated
               as of October 15, 1993, among Dixie                   October 15, 1993. *
               Yarns, Inc., Dixie Funding, Inc.
               and NationsBank of Virginia, N.A. (as Trustee).

  (10.7)       Certificate Purchase Agreement dated                  Incorporated by reference to Exhibit (2d) to
               October 15, 1993, among Dixie Yarns, Inc.,            Dixie's Current Report on Form 8-K dated
               Dixie Funding, Inc. and New York Life Insurance       October 15, 1993. *
               and Annuity Corporation.

  (10.8)       Certificate Purchase Agreement dated October 15,      Incorporated by reference to Exhibit (2e) to
               1993, among Dixie Yarns, Inc., Dixie Funding, Inc.    Dixie's Current Report on Form 8-K dated
               and John Alden Life Insurance Company.                October 15, 1993. *

*  Commission File No. 0-2585

EXHIBIT
   NO.         EXHIBIT DESCRIPTION                                   INCORPORATION BY REFERENCE
-------        -------------------                                   --------------------------
  (10.9)       Certificate Purchase Agreement dated October 15,      Incorporated by reference to Exhibit (2f) to Dixie's
               1993, among Dixie Yarns, Inc., Dixie Funding, Inc.    Current Report on Form 8-K dated October 15, 1993. *
               and John Alden Life Insurance Company of New York.

 (10.10)       Certificate Purchase Agreement dated October 15,      Incorporated by reference to Exhibit (2g) to Dixie's
               1993, among Dixie Yarns, Inc., Dixie Funding, Inc.    Current Report on Form 8-K dated October 15, 1993. *
               and Keyport Life Insurance Company.

 (10.11)       Asset Purchase Agreement dated May 23, 1996, by and   Incorporated by reference to Exhibit (2a) to Dixie's
               among T-C Threads, Inc. d/b/a Threads USA, Threads    Current Report on Form 8K dated June 3, 1996.
               of Puerto Rico, Inc., Productos para la Industria
               de la Maquila, S.A., PRIMA, Hilos y Accessorios,
               S.A. de C.V., and Dixie Yarns, Inc. and American &
               Efird, Inc.

 (10.12)       Amendment, dated May 31, 1996, to Asset Purchase      Incorporated by reference to Exhibit (2b) to Dixie's
               Agreement dated May 23, 1996, by and among T-C        Current Report on Form 8-K dated June 3, 1996. *
               Threads, Inc. d/b/a Threads USA, Threads of
               Puerto Rico, Inc., Productos para la Industria
               de la Maquila, S.A., PRIMA, Hilos y Accessorios,
               S.A. de C.V., and Dixie Yarns, Inc. and American
               & Efird, Inc.

 (10.13)       Second Amendment, dated June 3, 1996, to              Incorporated by reference to Exhibit (2c) to
               Asset Purchase Agreement dated May 23,                Dixie's Current Report on Form 8-K dated
               1996, by and among T-C Threads, Inc. d/b/a            June 3, 1996. *
               Threads USA, Threads of Puerto Rico, Inc.,
               Productos para la Industria de la Maquila, S.A.,
               PRIMA, Hilos y Accessorios, S.A. de C.V.,
               and Dixie Yarns, Inc. and American & Efird,
               Inc.

 (10.14)       Yarn and Finished Goods Agreement dated as            Incorporated by reference to Exhibit (2d) to
               of June 3, 1996, by and among T-C Threads,            Dixie's Current Report on Form 8-K dated
               Inc. d/b/a Threads USA, Threads of Puerto             June 3, 1996. *
               Rico, Inc., Productos para la Industria de la
               Maquila, S.A., PRIMA, Hilos y Accessorios,
               S.A. de C.V., and Dixie Yarns, Inc. and
               American & Efird, Inc.

*  Commission File No. 0-2585

EXHIBIT
   NO.         EXHIBIT DESCRIPTION                                   INCORPORATION BY REFERENCE
-------        -------------------                                   --------------------------

 (10.15)       Accounts Receivable Agreement dated as of June 3,     Incorporated by reference to Exhibit (2e) to Dixie's
               1996, by and among T-C Threads, Inc. d/b/a Threads    Current Report on Form 8-K dated June 3, 1996. *
               USA, Threads of Puerto Rico, Inc., Productos para
               la Industria de la Maquila, S.A., PRIMA, Hilos y
               Accessorios, S.A. de C.V., and Dixie Yarns, Inc.
               and American & Efird, Inc.

 (10.16)       Non-competition Agreement dated as of June 3, 1996,   Incorporated by reference to Exhibit (2f) to Dixie's
               by and among T-C Threads, Inc. d/b/a Threads USA,     Current Report on Form 8-K dated June 3, 1996. *
               Threads of Puerto Rico, Inc., Productos para la
               Industria de la Maquila, S.A., PRIMA, Hilos y
               Accessorios, S.A. de C.V., and Dixie Yarns, Inc.
               and American & Efird, Inc.

 (10.17)       Asset Purchase Agreement dated as of August 29,       Incorporated by reference to Exhibit (2) to Dixie"
               1997 among The Dixie Group, Inc., Bretlin, Inc.,      Current Report on Form 8-K dated August 29, 1997.
               Foamex L.P. and General Felt Industries, Inc.

 (10.18)       Dixie Yarns, Inc. Incentive Stock Plan as amended.    Incorporated by reference to ANNEX A to Dixie's
                                                                     Proxy Statement dated March 27, 1998 for its 1998
                                                                     Annual Meeting of Shareholders.

 (10.19)       Form of Non-qualified Stock Option Agreement Under    Incorporated by reference to Exhibit (10a) to
               the Dixie Yarns, Inc. Incentive Stock Plan.           Dixie's Quarterly Report on Form 10-Q for the
                                                                     quarter ended July 1, 1995. *

 (10.20)       Form of Amendment to Non-qualified Stock Option       Incorporated by reference to Exhibit (10b) to
               Agreement Under the Dixie Yarns, Inc. Incentive       Dixie's Quarterly Report on Form 10-Q for the
               Stock Plan.                                           quarter ended July 1, 1995. *

 (10.21)       Form of Stock Option Agreement Under the Dixie        Incorporated by reference to Exhibit (10b) to
               Yarns, Inc. Incentive Stock Plan as amended.          Dixie's Annual Report on Form 10-K for the year
                                                                     ended December 28, 1996. *

 (10.22)       Form of Stock Rights and Restrictions Agreement for   Incorporated by reference to Exhibit (10v) to
               Restricted Stock Award Under Incentive Stock Plan     Dixie's Annual Report on Form 10-K for the year
               as amended.                                           ended December 27, 1997. *

 (10.23)       The Dixie Group, Inc. Stock Ownership Plan as         Incorporated by reference to Exhibit (10w) to
               amended.                                              Dixie's Annual Report on Form 10-K for the year
                                                                     ended December 27, 1997. *

 (10.24)       Form of Stock Subscription Agreement Under Stock      Incorporated by reference to Exhibit (10x) to
               Ownership Plan of The Dixie Group, Inc.               Dixie's Annual Report on Form 10-K for the year
                                                                     ended December 27, 1997. *

*  Commission File No. 0-2585

EXHIBIT
   NO.         EXHIBIT DESCRIPTION                                   INCORPORATION BY REFERENCE
-------        -------------------                                   --------------------------
 (10.25)       The Dixie Group, Inc. Director's Stock Plan.          Incorporated by reference to Exhibit (10y) to
                                                                     Dixie's Annual Report on Form 10-K for the year
                                                                     ended December 27, 1997. *

 (10.26)       Asset Purchase Agreement dated January 8,             Incorporated by reference to Exhibit (10) to
               1999, by and between Multitex Corporation of          Dixie's Quarterly  Report on Form 10-Q for the
               America and The Dixie Group, Inc.                     quarter ended March 27, 1999. *

 (10.27)       The Dixie Group, Inc. New Non-qualified Retirement    Incorporated by reference to Exhibit (10.1) to
               Savings Plan effective August 1, 1999.                Dixie's Quarterly Report on Form 10-Q for the
                                                                     quarter ended June 26, 1999. *

 (10.28)       The Dixie Group, Inc. Deferred Compensation Plan      Incorporated by reference to Exhibit (10.2) to
               Amended and Restated Master Trust Agreement           Dixie's Quarterly Report on Form 10-Q for the
               effective as of August 1, 1999.                       quarter ended June 26, 1999. *

 (10.29)       Asset Purchase Agreement dated as of May 7, 1999,     Incorporated by reference to Exhibit (10.3) to
               between R. L. Stowe Mills, Inc., and The Dixie        Dixie's Quarterly Report on Form 10-Q for the
               Group, Inc.                                           quarter ended June 26, 1999. *

 (10.30)       Stock Purchase Agreement dated as of July 1, 2000,    Incorporated by reference to Exhibit (2.1) to
               by and among the Company and the stockholders of      Dixie's Current Report on Form 8-K dated July 1,
               Fabrica International, Inc. named therein.            2000.*

 (10.31)       Stock Purchase Agreement dated as of July 1, 2000,    Incorporated by reference to Exhibit (2.2) to
               by and among the Company and all of the               Dixie's Current Report on Form 8-K dated July 1,
               stockholders of Chroma Technologies, Inc.             2000.*

 (10.32)       Pledge and Security Agreement, dated July 1, 2000,    Incorporated by reference to Exhibit (10.1) to
               by and among the Company and Scott D. Guenther.       Dixie's Current Report on Form 8-K dated July 1,
                                                                     2000.*

 (10.33)       Pledge and Security Agreement, dated July 1, 2000,    Incorporated by reference to Exhibit (10.2) to
               by and among the Company, Albert A. Frink, the        Dixie's Current Report on Form 8-K dated July 1,
               Albert A. Frink and Denise Frink Charitable           2000.*
               Remainder Unitrust and the Albert A. Frink Loving
               Trust.

 (10.34)       Receivables Purchase Agreement dated as of June 23,   Incorporated by reference to Exhibit (10.1) to
               2000 between Dixie Funding II, Inc., as Purchaser,    Amendment No. 1 on Form 10-Q/A to Dixie's Quarterly
               and The Dixie Group, Inc., as Originator.             Report on Form 10-Q for the quarter ended July 1,
                                                                     2000.*

*  Commission File No. 0-2585

EXHIBIT
   NO.         EXHIBIT DESCRIPTION                                   INCORPORATION BY REFERENCE
-------        -------------------                                   --------------------------
 (10.35)       Loan Agreement dated as of June 23, 2000 by and       Incorporated by reference to Exhibit (10.2) to
               among Dixie Funding II, Inc., as Borrower, The        Amendment No. 1 on Form 10-Q/A to Dixie's Quarterly
               Dixie Group, Inc., as Servicer, Three Pillars         Report on Form 10-Q for the quarter ended July 1,
               Funding Corporation, as Lender, and SunTrust          2000.*
               Equitable Securities Corporation, as
               Administrator.

 (10.36)       The Dixie Group, Inc.                                 Incorporated by reference to Annex A to Dixie's
               Stock Incentive Plan                                  Proxy Statement dated April 6, 2000 for its
                                                                     2000 Annual Meeting of Shareholders.

    (18)       Letter re:  Change in Accounting Principle            Filed herewith.

    (21)       Subsidiaries of the Registrant.                       Filed herewith.

    (23)       Consent of Ernst & Young LLP.                         Filed herewith.

*  Commission File No. 0-2585