Form 10-Q
period 2001-03-31
DIXIE GROUP INC
filed 2001-05-15
CIK 29332

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

Commission File Number: 0-2585

THE DIXIE GROUP, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-0183370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
345-B Nowlin Lane Chattanooga, Tennessee (Address of principal executive offices)	37421 (Zip Code)
Registrant's telephone number, including area code	(423) 510-7010

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.
Class Common Stock, $3 Par Value Class B Common Stock, $3 Par Value Class C Common Stock, $3 Par Value	Outstanding as of May 11, 2001 10,706,537 shares 795,970 shares 0 shares

THE DIXIE GROUP, INC.
INDEX

Part I. Financial Information:	Page No.
Item 1 -- Financial Statements
Consolidated Condensed Balance Sheets -- March 31, 2001 and December 30, 2000	3 - 4
Consolidated Condensed Statements of Operations -- Three Months Ended March 31, 2001 and April 1, 2000	5
Consolidated Condensed Statements of Cash Flows -- Three Months Ended March 31, 2001 and April 1, 2000	6
Consolidated Condensed Statement of Stockholders' Equity -- Three Months Ended March 31, 2001	7
Notes to Consolidated Condensed Financial Statements	8 - 11
Item 2 -- Management's Discussion and Analysis of Results of Operations and Financial Condition	12 - 14
Part II. Other Information:
Item 1 -- Legal Proceedings	15
Item 2 -- Changes in Securities and Use of Proceeds	15
Item 3 -- Defaults Upon Senior Securities	15
Item 4 -- Submission of Matters to a Vote of Security Holders	15
Item 5 -- Other Information	15
Item 6 -- Exhibits Waiver of default - senior agreement. Amended and restated stock purchase agreement by an among The Dixie Group, Inc. and Scott D. Guenther, Royce R. Renfroe and the Albert A. Frink and Denise Frink Charitable Remainder Trust and the Albert A. Frink Loving Trust. Pledge and security agreement.	15

 PART I -- ITEM 1
FINANCIAL INFORMATION

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except per share data)

	March 31, 2001	December 30, 2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents Accounts receivable (less allowance for doubtful accounts of $1,792 for 2001 and $2,l64 for 2000) Inventories Assets held for sale Other	$ 1,352 21,350 111,575 4,054 15,394	$ 2,591 11,998 114,944 68 20,348
TOTAL CURRENT ASSETS	153,725	149,949
PROPERTY, PLANT AND EQUIPMENT Less accumulated amortization and depreciation	339,534 (152,378)	339,775 (147,583)
NET PROPERTY, PLANT AND EQUIPMENT	187,156	192,192
INTANGIBLE ASSETS (less accumulated amortization of $8,021 for 2001 and $7,642 for 2000)	50,516	50,895
INVESTMENT IN AFFILIATE	11,908	11,678
OTHER ASSETS	16,869	18,492
TOTAL ASSETS	$ 420,174 ========	$ 423,206 ========

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except per share data)

	March 31, 2001	December 30, 2000
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES Accounts payable Accrued expenses Current portion of long-term debt TOTAL CURRENT LIABILITIES	$ 52,669 21,897 129,352 203,918	$ 49,361 25,275 14,018 88,654
LONG-TERM DEBT Senior indebtedness Subordinated notes Convertible subordinated debentures TOTAL LONG-TERM DEBT	1,714 38,095 34,737 74,546	112,286 40,476 34,737 187,499
OTHER LIABILITIES	12,078	11,208
DEFERRED INCOME TAXES	25,554	27,554

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized
    80,000,000 shares, issued -- 14,226,315 shares for 2001 and     2000
Class B Common Stock ($3 par value per share): Authorized
    16,000,000 shares, issued -- 795,970 shares for 2001 and      2000
Common Stock subscribed -- 802,557 shares for 2001 and     791,786 shares for 2000
Additional paid-in capital
Stock subscriptions receivable
Unearned stock compensation
Accumulated deficit
Accumulated other comprehensive loss

Less Common Stock in treasury at cost -- 3,519,778 shares for     2001 and 2000
TOTAL STOCKHOLDERS' EQUITY

	42,679 2,388 2,408 135,172 (5,429) (81) (14,686) (2,070) 160,381 (56,303) 104,078	42,679 2,388 2,375 135,116 (5,341) (93) (11,985) (545) 164,594 (56,303) 108,291
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 420,174 ========	$ 423,206 ========

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended
	March 31, 2001	April 1, 2000
NET SALES Cost of sales	$ 133,097 106,831	$ 136,366 113,669
GROSS PROFIT	26,266	22,697
Selling and administrative expenses Other expense -- net	24,629 1,133	20,482 132
INCOME BEFORE INTEREST AND TAXES	504	2,083
Interest expense	4,796	4,002
LOSS BEFORE INCOME TAXES	(4,292)	(1,919)
Income tax benefit	(1,591)	(735)
NET LOSS	$ (2,701) =======	$ (1,184) =======
BASIC EARNINGS (LOSS) PER SHARE: Net loss	$ (0.24) =======	$ (0.10) =======
SHARES OUTSTANDING	11,479	11,474
DILUTED EARNINGS (LOSS) PER SHARE: Net loss	$ (0.24) =======	$ (0.10) =======
SHARES OUTSTANDING	11,479	11,474
DIVIDENDS PER SHARE: Common Stock Class B Common Stock	--- ---	--- ---

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Three Months Ended
	March 31, 2001	April 1, 2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization
    Provision (benefit) for deferred income taxes
    (Gain) loss on property, plant and equipment       disposals
    Changes in operating assets and liabilities, net of          effects of business combinations

	$ (2,701) 6,303 (1,319) 301 (909)	$ (1,184) 6,429 --- (352) (40,967)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,675	(36,074)
CASH FLOWS FROM INVESTING ACTIVITIES Net proceeds from sales of property, plant and equipment Purchase of property, plant and equipment Investment in affiliate	--- (4,953) (343)	617 (14,091) ---
NET CASH USED IN INVESTING ACTIVITIES	(5,296)	(13,474)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in credit line borrowings Payments under term loan facility Payments on subordinated indebtedness Other	5,476 (1,636) (2,381) 923	55,745 (2,908) (2,381) (36)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,382	50,420
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,239)	872
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,591	12,541
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 1,352 ========	$ 13,413 ========
SUPPLEMENTAL CASH FLOW INFORMATION
Purchase of equipment with note payable Interest paid Income taxes paid, net of tax refunds (received)	$ 1,013 4,984 (904)	$ ---- 3,957 (33)

See accompanying notes to the consolidated financial statements

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(dollars in thousands, except per share data)

	Common Stock and Class B Common Stock	Common Stock Subscribed	Additional Paid-In Capital	Other	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Common Stock In Treasury	Total Stockholders' Equity
BALANCE AT DECEMBER 30, 2000	$ 45,067	$ 2,375	$ 135,116	$ (5,434)	$ (11,985)	$ (545)	$ (56,303)	$ 108,291
Common Stock subscribed -- 14,015 shares		43	73	(116)				---
Stock subscriptions cancelled -- 3,244 shares		(10)	(17)	27				---
Amortization of restricted stock grants				13				13
Net loss for the period					(2,701)			(2,701)
Change in fair value of interest rate swap (net of tax of $396)						(619)		(619)
Effect of accounting change (net of tax of $579)						(906)		(906)
Comprehensive loss								(4,226)
BALANCE AT MARCH 31, 2001	======= $ 45,067 =======	======= $ 2,408 =======	======= $ 135,172 =======	======= $ (5,510) =======	======= $ (14,686) =======	======== $ (2,070) ========	======== $ (56,303) ========	======== $ 104,078 ========

 See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements which do not include all of the information and footnotes required in annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire year.

Cash and Cash Equivalents: Cash and highly liquid investments with original maturities of three months or less when purchased are reported as cash equivalents.

Credit and Market Risk: The Company sells floorcovering products to a wide variety of manufacturers and retailers located primarily throughout the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. An allowance for doubtful accounts is maintained at a level which management believes is sufficient to cover potential credit losses including potential losses on receivables sold. The Company invests its excess cash in short-term investments and has not experienced any losses on those investments.

NOTE B - ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

The Company's accounts receivable securitization program provides up to $60,000 of funding. Under the agreement, a significant portion of the Company's accounts receivable are sold, on a revolving basis, to a special purpose wholly-owned subsidiary, which assigns such accounts to an independent issuer of receivables-backed commercial paper as security for amounts borrowed by the special purpose subsidiary. Amounts sold under this agreement were $37,338 at March 31, 2001 and $40,400 at December 30, 2000 .

NOTE C -- INVENTORIES

Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) cost method was used to determine cost for substantially all inventories at March 31, 2001 and December 30, 2000.

Inventories are summarized as follows:

	March 31, 2001	December 30, 2000
Raw materials Work-in-process Finished goods Supplies, repair parts and other Total inventories	$ 27,614 16,028 65,816 2,117 $ 111,575 =======	$ 33,541 16,559 62,908 1,936 $ 114,944 =======

NOTE D -- LONG-TERM DEBT AND CREDIT ARRANGEMENTS

 Long-term debt consists of the following:

March 31, 2001	December 30, 2000

Senior indebtedness:
    Credit line borrowings
    Term loan
    Other
Total senior indebtedness
Subordinated notes
Convertible subordinated debentures
Total long-term debt
Less current portion
Total long-term debt (less current portion)

$ 87,653 26,896 9,255 123,804 42,857 37,237 203,898 (129,352) $ 74,546 ========	$ 82,177 28,532 8,333 119,042 45,238 37,237 201,517 (14,018) $ 187,499 ========

The Company's long-term debt and credit agreements contain financial covenants relating to minimum net worth, the ratio of debt to capitalization, senior and total debt to earnings before interest, taxes, depreciation and amortization, payment of dividends, and certain other financial ratios. At March 31, 2001, the Company was not in compliance with certain convenants under its revolving credit and term loan agreement. The Company's lenders waived compliance until June 15, 2001. The Company and its lenders are currently working on a long-term amendment to the senior credit agreement. In accordance with generally accepted accounting principles, amounts outstanding under the agreement totaling $115,007 at March 31, 2001 have been classified in "current portion of long-term debt" until an appropriate modification to the agreement can be completed. The financial covenants under the Company's debt arrangements currently do not permit the payment of dividends. At May 14, 2001, available unused borrowing capacity under the credit agreement was approximately $6,700.

NOTE E -- FINANCIAL INSTRUMENTS

In January 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Transactions". The Company is party to an interest rate swap agreement through March of 2003. The swap agreement qualifies as a cash flow hedge subject to provisions of Statement No. 133. The agreement has a notional amount of $70,000. Under the agreement, the Company pays a fixed interest rate and receives a variable interest rate. Based on the market value of the swap instrument and provisions of Statement No. 133, the Company recorded an after-tax charge of $906 to "accumulated other comprehensive loss" in the equity section of the Company's balance sheet upon adoption. An additional charge of $619 was recorded in 2001 representing the change in fair value from the date of adoption to March 31, 2001. Any interest rate differential realized will be recognized as an adjustment to interest expense over the life of the swap agreement.

NOTE F --EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	March 31, 2001	April 1, 2000
Net loss (1) Denominator for calculation of basic earnings per share -- weighted average shares (2)	$ (2,701) 11,479	$(1,184) 11,474
Effect of dilutive securities: Stock options (3) Stock subscriptions (3)	--- ---	--- ---
Denominator for calculation of diluted earnings per share -- weighted average shares adjusted for potential dilution (2) (3)	11,479	11,474
Earnings (loss) per share: Basic Diluted	$ (0.24) $ (0.24)	$(0.10) $(0.10)

(1)  No adjustments needed in the numerator for diluted calculations.
(2)  Includes Common and Class B Common shares in thousands.
(3)  Because their effects are anti-dilutive, excludes shares issuable under stock option, stock subscription, and restricted stock plans whose grant price was greater       than the average market price of Common Shares outstanding, and excludes shares issuable on conversion of subordinated debentures into shares of Common      Stock as follows: 3,689 shares in 2001 and 3,298 shares in 2000.

NOTE G -- SEGMENT INFORMATION

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

The profit performance measure for the Company's segments is defined as Business EBIT (earnings before interest and taxes, and other non-segment items). Assets measured in each reportable segment include long-lived assets and goodwill, inventories at current cost, and accounts receivable (without reductions for receivables sold under the Company's accounts receivable securitization program).

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

Net Sales -- External Customers		Profit Performance
March 31, 2001	April 1, 2000	March 31, 2001	April 1, 2000

Reportable Segments:
   Carpet manufacturing
   Floorcovering base materials
   Segment total

Interest expense

Other non-segment (income)
Consolidated income (loss) from    continuing operations before income    taxes

$ 117,417 15,680 $ 133,097 =======	$ 116,954 19,412 $ 136,366 =======	$ 1,102 (856) 246 4,796 (258) $ (4,292) =======	$ 2,199 (991) 1,208 4,002 (875) $ (1,919) =======

Assets Used In Performance Measurement
March 31, 2001	April 1, 2000

Reportable Segments:
   Carpet manufacturing
   Floorcovering base materials
Assets in Performance Measurement
Assets Not in Segment Measurements:
   Other operating assets
   Assets held for sale
Total consolidated assets

$ 325,303 69,221 394,524 21,596 4,054 $ 420,174 =======	$ 311,595 82,215 393,810 22,109 457 $ 416,376 =======

 NOTE H -- SUBSEQUENT EVENT

The Company has reached an agreement in principle to sell a carpet dyeing facility. Accordingly, the estimated net realizable value of the related property, plant and equipment of $3,986 is included in "assets held for sale" in the Company's balance sheet at March 31, 2001. The sale is anticipated to be completed by the latter part of the second quarter of 2001.

PART I -- ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is presented to update the discussion of results of operations and financial condition included in the Company's 2000 annual report (dollar amounts in thousands, except per share data).

RESULTS OF OPERATIONS

The Company reported a net loss for the quarter ended March 31, 2001 of $2,701, or $.24 per diluted share, on sales of $133,097. The comparable 2000 period reflected a net loss of $1,184, or $.10 per diluted share, on sales of $136,366. The loss for the 2001 quarter included $1,453 ($900 after-tax, or $.08 per diluted share) of unusual charges for severance related to a salaried workforce reduction and to write-down a small dyeing facility pending its sale. The first quarter 2001 reporting period was 13 weeks versus a 14-week reporting period in the prior year.

The Company's operations are segmented based on product similarities. Accordingly, its two reportable segments are Carpet Manufacturing and Flooorcovering Base Materials. The Company's Carpet Manufacturing segment is a leading carpet and rug manufacturer and supplier to higher-end residential and commercial customers through Masland Carpets and Fabrica International, to consumers through major retailers under Bretlin, Globaltex and Alliance brands, and to the factory-built housing and recreational vehicle markets through Carriage Carpets. The Company's Floorcovering Base Materials segment supplies extruded, plied and heat-set filament and spun yarns, through Candlewick Yarns to the Company's Carpet Manufacturing segment, and to a lesser extent, to external customers in specialty carpet yarn markets.

Sales of the Company's Carpet Manufacturing segment were $117,417 in the quarter ended March 31, 2001 and included sales of $12,297 for Fabrica International, which was acquired on July 1, 2000. This compares with sales of $116,954 in the comparable 2000 period. Adjusting for the 14-week reporting period in 2000, sales were up 8% on an equivalent basis in 2001. Sales attributable to the Fabrica acquisition more than offset a significant decline in sales to the factory-built housing industry and softness in the home center and mass merchant markets served by the Company. Excluding the effect of the Fabrica acquisition, 2001 sales were 3% below the equivalent prior year levels.

Excluding severance costs recorded in the first quarter of 2001, Carpet Manufacturing gross margins were 22.3% compared with 20.0% in the first quarter of 2000. The increase was primarily a result of higher concentrations of sales in upper-end markets and lower variable manufacturing costs due to consolidation of the Company's North Georgia carpet manufacturing operations. These improvements helped to offset the effects of lower than expected unit volume of production and sales in the first quarter of 2001.

Sales in the Company's Floorcovering Base Materials segment were $15,680 in the quarter ended March 31, 2001 compared with $19,412 in the comparable reporting period in 2000. Adjusting for the 14-week reporting period in 2000, sales were down on an equivalent basis 13% in 2001. The decline reflected general softness in the external markets served by this segment and a higher percentage of its products directed to the Company's Carpet Manufacturing segment.

Floorcovering Base Materials gross margins improved $1,157 in the first quarter 2001 compared with the first quarter of 2000. The 2000 reporting period included costs of realigning manufacturing facilities. The Company believes the Floorcovering Base Materials segment is positioned to produce cost competitive products if demand improves and higher production levels are achieved.

Selling and administrative expenses, excluding severance costs, were 18% of sales in the 2001 period compared with 15% of sales in the comparable 2000 period. The increase is primarily the result of a greater concentration of business in the high-end markets served by Masland Carpets and Fabrica International, where selling and service requirements are greater.

Interest expense increased by $794 in the first quarter of 2001 compared with the first quarter of 2000. The increase was attributable to higher levels of borrowing and higher interest rates.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 2001, the Company's long-term debt increased $2,381 from the year-end 2000 level. The lenders under the Company's senior credit agreement waived compliance, until June 15, 2001, with certain covenants in the credit agreement, which the Company failed to meet at the end of the first quarter 2001. The Company anticipates reaching an agreement to amend its senior credit facilities on a longer-term basis prior to June 15, 2001. The balance outstanding under the credit facility has been classified as a current liability in the Company's financial statements. At May 14, 2001 available unused borrowing capacity under the credit agreement was approximately $6,700.

In response to the soft market conditions and the uncertain economy, the Company increased its focus on generating cash to reduce debt and improve its balance sheet. The Company continues to maintain tight controls on working capital, limit capital expenditures and sell non-critical or non-strategic assets. From the high point at the end of fiscal July 2000, the Company's inventories have been reduced $14,537, including $3,369 during the first quarter of 2001. The Company expects to reduce inventories by an additional $10,000 during the remainder of the fiscal 2001 year.

In the three months ended March 31, 2001, the Company invested $4,953 in capital expenditures while depreciation and amortization during this period was $6,303. The Company estimates that capital expenditures for fiscal 2001 will be $15,000 or less. Depreciation and amortization for the full year 2001 is expected to be approximately $24,600.

Subsequent to the end of the first quarter 2001, the Company sold several parcels of real estate that were not used in its operations and agreed in principal to sell a small dyeing facility. The Company continues to evaluate its options for other non-strategic assets as well as the possible sale and leaseback of its North Georgia distribution facilities.

Meeting the Company's short-term liquidity requirements is dependent on its ability to extend or replace its senior credit facility. There can be no assurance that such an extension or replacement will be obtained or will be obtained on terms favorable to the Company. Amounts currently available under the credit facility, the Company's accounts receivable securitization program, cash flows generated through operations and asset sales are expected to be adequate to finance the Company's operations and capital expenditures needs, provided that Company can extend or replace its senior credit facility.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In January 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Transactions". The Company is party to an interest rate swap agreement through March of 2003. The swap agreement qualifies as a cash flow hedge subject to provisions of Statement No. 133. The agreement has a notional amount of $70,000. Under the agreement, the Company pays a fixed interest rate and receives a variable interest rate. Based on the market value of the swap instrument and provisions of Statement No. 133, the Company recorded an after-tax charge of $906 to "accumulated other comprehensive loss" in the equity section of the Company's balance sheet upon adoption. An additional charge of $619 was recorded in 2001 representing the change in fair value from the date of adoption to March 31, 2001. Any interest rate differential realized will be recognized as an adjustment to interest expense over the life of the swap agreement. Based on the Company's $70,000 interest rate swap agreement, a 10% fluctuation in the variable rate would result in an economic impact to the Company of approximately $225.

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

PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings.
               None.
Item 2 -- Changes in Securities and Use of Proceeds
               None.
Item 3 -- Defaults Upon Senior Securities
               None.
Item 4 -- Submission of Matters to a Vote of Security Holders
               None.
Item 5 -- Other Information
               None.

Item 6 -- Exhibits

(4.1)	Waiver of default - senior agreement dated April 30, 2001.
(10.1)

Amended and restated stock purchase agreement by and among The Dixie Group, Inc., and Scott D. Guenther, Royce R. Renfroe, and the Albert A. Frink and Denise Frink Charitable Remainder Unitrust and the Albert A. Frink Loving Trust dated September 8, 2000.

(10.2)	Pledge and security agreement dated September 8, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIXIE GROUP, INC. (Registrant)

May 15, 2001 (Date)

/s/ GARY A. HARMON Gary A. Harmon Vice President and Chief Financial Officer

/s/ D. EUGENE LASATER D. Eugene Lasater Controller