Form 10-Q
period 2001-06-30
DIXIE GROUP INC
filed 2001-08-14
CIK 29332

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Yes [X]	No [ ]
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.
Class Common Stock, $3 Par Value Class B Common Stock, $3 Par Value Class C Common Stock, $3 Par Value	Outstanding as of August 4, 2001 10,982,773 shares 795,970 shares 0 shares

THE DIXIE GROUP, INC.
INDEX

Part I. Financial Information:	Page No.
Item 1 -- Financial Statements
Consolidated Condensed Balance Sheets -- June 30, 2001 and December 30, 2000	3 - 4
Consolidated Condensed Statements of Operations -- Three and Six Months Ended June 30, 2001 and July 1, 2000	5
Consolidated Condensed Statements of Cash Flows -- Six Months Ended June 30, 2001 and July 1, 2000	6
Consolidated Condensed Statement of Stockholders' Equity -- Six Months Ended June 30, 2001	7
Notes to Consolidated Condensed Financial Statements	8 - 11
Item 2 -- Management's Discussion and Analysis of Results of Operations and Financial Condition	12 - 14
Part II. Other Information:
Item 1 -- Legal Proceedings	15
Item 2 -- Changes in Securities and Use of Proceeds	15
Item 3 -- Defaults Upon Senior Securities	15
Item 4 -- Submission of Matters to a Vote of Security Holders	15
Item 5 -- Other Information	15
Item 6 -- Exhibits Waiver of Default under Credit Agreement, dated April 30, 2001 Waiver of Default under Credit Agreement, dated June 15, 2001 Waiver of Default under Credit Agreement, dated July 20, 2001	15

 PART I -- ITEM 1
FINANCIAL INFORMATION

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except per share data)

	June 30, 2001	December 30, 2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents Accounts receivable (less allowance for doubtful accounts of $1,752 for 2001 and $2,l64 for 2000) Inventories Assets held for sale Other	$ 1,958 22,294 100,455 68 9,193	$ 2,591 11,998 114,944 68 20,348
TOTAL CURRENT ASSETS	133,968	149,949
PROPERTY, PLANT AND EQUIPMENT Less accumulated amortization and depreciation	341,528 (157,704)	339,775 (147,583)
NET PROPERTY, PLANT AND EQUIPMENT	183,824	192,192
INTANGIBLE ASSETS (less accumulated amortization of $8,400 for 2001 and $7,642 for 2000)	50,138	50,895
INVESTMENT IN AFFILIATE	12,289	11,678
OTHER ASSETS	19,593	18,492
TOTAL ASSETS	$ 399,812 ========	$ 423,206 ========

 See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except per share data)

	June 30, 2001	December 30, 2000
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES Accounts payable Accrued expenses Current portion of long-term debt TOTAL CURRENT LIABILITIES	$ 50,915 20,307 116,433 187,655	$ 49,361 25,275 14,018 88,654
LONG-TERM DEBT Senior indebtedness Subordinated notes Convertible subordinated debentures TOTAL LONG-TERM DEBT	1,182 38,095 32,237 71,514	112,286 40,476 34,737 187,499
OTHER LIABILITIES	12,511	11,208
DEFERRED INCOME TAXES	23,554	27,554

   STOCKHOLDERS' EQUITY
  Common Stock ($3 par value per share): Authorized
     80,000,000 shares, issued -- 14,226,315 shares for 2001 and 2000
  Class B Common Stock ($3 par value per share): Authorized 16,000,000        shares, issued -- 795,970 shares for 2001 and 2000
  Common Stock subscribed -- 802,557 shares for 2001 and 791,786 shares for         2000
  Additional paid-in capital
  Stock subscriptions receivable
  Unearned stock compensation
  Accumulated deficit
  Accumulated other comprehensive loss

  Less Common Stock in treasury at cost -- 3,232,051 shares for 2001 and        3,519,778 for 2000
   TOTAL STOCKHOLDERS' EQUITY

	42,679 2,388 2,408 132,922 (5,429) (68) (14,498) (2,588) 157,814 (53,236) 104,578	42,679 2,388 2,375 135,116 (5,341) (93) (11,985) (545) 164,594 (56,303) 108,291
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 399,812 ========	$ 423,206 ========

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000

NET SALES Cost of sales	$ 145,479 114,635	$ 146,078 119,411	$ 278,576 221,466	$ 282,444 233,080
GROSS PROFIT	30,844	26,667	57,110	49,364
Selling and administrative expenses Other (income) expense -- net	25,397 533	20,724 (270)	50,026 1,666	41,206 (138)
INCOME BEFORE INTEREST AND TAXES	4,914	6,213	5,418	8,296
Interest expense	4,527	4,113	9,323	8,115
INCOME (LOSS) BEFORE INCOME TAXES	387	2,100	(3,905)	181
Income tax provision (benefit)	199	846	(1,392)	111
NET INCOME (LOSS)	$ 188 =======	$ 1,254 ========	$ (2,513) =========	$ 70 =========
BASIC EARNINGS (LOSS) PER SHARE: Net income (loss)	$ 0.02 =======	$ 0.11 =======	$ (0.22) =======	$ 0.01 =======
SHARES OUTSTANDING	11,722	11,470	11,600	11,472
DILUTED EARNINGS (LOSS) PER SHARE: Net income (loss)	$ 0.02 =======	$ 0.11 =======	$ (0.22) =======	$ 0.01 =======
SHARES OUTSTANDING	11,765	11,471	11,600	11,490

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands, except per share data)

	Six Months Ended
	June 30, 2001	July 1, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
         Depreciation and amortization
         Provision (benefit) for deferred income taxes
         (Gain) on property, plant and equipment disposals
         Changes in operating assets and liabilities, net of effects of             business combinations

	$ (2,513) 12,803 (1,823) (91) 11,389	$ 70 12,774 2,494 (322) (35,608)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	19,765	(20,592)
CASH FLOWS FROM INVESTING ACTIVITIES Net proceeds from sales of property, plant and equipment Purchase of property, plant and equipment Investment in affiliate Cash paid in business combination	2,412 (7,739) (826) (496)	2,372 (28,158) --- ---
NET CASH USED IN INVESTING ACTIVITIES	(6,649)	(25,786)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in credit line borrowings Payments under term loan facility Payments on subordinated indebtedness Other	(4,832) (4,240) (4,881) 204	47,306 (4,543) (4,881) (317)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(13,749)	37,565
DECREASE IN CASH AND CASH EQUIVALENTS	(633)	(8,813)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,591	12,541
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 1,958 ========	$ 3,728 ========
SUPPLEMENTAL CASH FLOW INFORMATION Purchase of equipment with note payables Interest paid Income taxes paid, net of tax refunds (received) Treasury stock issued	$ 1,014 9,737 (5,192) 1,329	$ --- 8,436 (212) ---

See accompanying notes to the consolidated financial statements

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(dollars in thousands, except per share data)

	Common Stock and Class B Common Stock	Common Stock Subscribed	Additional Paid-In Capital	Other	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Common Stock In Treasury	Total Stockholders' Equity
BALANCE AT DECEMBER 30, 2000	$ 45,067	$ 2,375	$ 135,116	$ (5,434)	$ (11,985)	$ (545)	$ (56,303)	$ 108,291
Common Stock subscribed - 14,015 shares		43	73	(116)				---
Stock subscriptions cancelled - 3,244 shares		(10)	(17)	27				---
Amortization of restricted stock grants				26				26
Common stock acquired for treasury - 142,610 shares							(551)	(551)
Treasury shares reissued - 430,337 shares			(2,250)				3,618	1,368
Comprehensive loss: Net loss for the period Change in fair value of interest rate swap (net of tax of $728) Effect of accounting change (net of tax of $579)	---	---	---	---	(2,513) ---	(1,137) (906) (2,043)	---	(2,513) (1,137) (906) (4,556)
BALANCE AT JUNE 30, 2001	====== $ 45,067 ======	======= $ 2,408 =======	======= $ 132,922 =======	====== $ (5,497) ======	======= $ (14,498) =======	======== $ (2,588) ========	======= $ (53,236) =======	======== $ 104,578 ========

 See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements which do not include all of the information and footnotes required in annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire year.

Recent Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141) "Business Combinations" and Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets". SFAS 141 requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling of interests method. SFAS 142 provides that goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually. SFAS 142 will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. The Company is assessing the effect of these recent statements on the Company's financial statements.

NOTE B - ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

The Company's accounts receivable securitization program provides up to $60,000 of funding. Under the agreement, a significant portion of the Company's accounts receivable are sold, on a revolving basis, to a special purpose wholly-owned subsidiary, which assigns such accounts to an independent issuer of receivables-backed commercial paper as security for amounts borrowed by the special purpose subsidiary. Amounts sold under this agreement were $40,538 at June 30, 2001 and $40,400 at December 30, 2000.

NOTE C -- INVENTORIES

Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) cost method was used to determine cost for substantially all inventories at June 30, 2001 and December 30, 2000.

Inventories are summarized as follows:

	June 30, 2001	December 30, 2000
Raw materials Work-in-process Finished goods Supplies, repair parts and other Total inventories	$ 25,694 13,976 58,666 2,119 $ 100,455 =======	$ 33,541 16,559 62,908 1,936 $ 114,944 =========

NOTE D -- LONG-TERM DEBT AND CREDIT ARRANGEMENTS

 Long-term debt consists of the following:

June 30, 2001	December 30, 2000

Senior indebtedness:
    Credit line borrowings
    Term loan
    Other
Total senior indebtedness
Subordinated notes
Convertible subordinated debentures
Total long-term debt
Less current portion
Total long-term debt (less current portion)

$ 77,345 24,292 8,716 110,353 42,857 34,737 187,947 (116,433) $ 71,514 =======	$ 82,177 28,532 8,333 119,042 45,238 37,237 201,517 (14,018) $ 187,499 ========

The Company's long-term debt and credit agreements contain financial covenants relating to minimum net worth, the ratio of debt to capitalization, senior and total debt to earnings before interest, taxes, depreciation and amortization, payment of dividends, and certain other financial ratios. At June 30, 2001, the Company was not in compliance with certain convenants under its revolving credit and term loan agreement. The Company's lenders waived compliance until October 15, 2001. In accordance with generally accepted accounting principles, amounts outstanding under the agreement totaling $102,094 at June 30, 2001 have been classified in "current portion of long-term debt" until an appropriate modification to the agreement can be completed. The financial covenants under the Company's debt arrangements currently do not permit the payment of dividends. At June 30, 2001, available unused borrowing capacity under the credit agreement was approximately $15,529.

NOTE E -- FINANCIAL INSTRUMENTS

In January 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Transactions". The Company is party to an interest rate swap agreement through March of 2003. The swap agreement qualifies as a cash flow hedge subject to provisions of SFAS 133. The agreement has a notional amount of $70,000. Under the agreement, the Company pays a fixed interest rate and receives a variable interest rate. Based on the market value of the swap instrument and provisions of SFAS 133, the Company recorded an after-tax charge of $906 to "accumulated other comprehensive loss" in the equity section of the Company's balance sheet upon adoption. An additional after-tax charge of $1,137 was recorded in 2001 representing the change in fair value from the date of adoption to June 30, 2001. Any interest rate differential realized will be recognized as an adjustment to interest expense over the life of the swap agreement.

NOTE F --EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended		Six Months Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
Net income (loss) (1)	$ 188	$ 1,254	$(2,513)	$ 70
Denominator for calculation of basic earnings per share - weighted average shares (2)	11,722	11,470	11,600	11,472
Effect of dilutive securities: Stock options (3) Stock subscriptions (3) Restricted stock plan (3)	10 13 20	1 --- ---	--- --- ---	18 --- ---
Denominator for calculation of diluted earnings per share - weighted average shares adjusted for potential dilution (2) (3)	11,765	11,471	11,600	11,490
Earnings (loss) per share: Basic Diluted	$ 0.02 $ 0.02	$ 0.11 $ 0.11	$ (0.22) $ (0.22)	$ 0.01 $ 0.01

(1) No adjustments needed in the numerator for diluted calculations.
(2) Includes Common and Class B Common Shares.
(3) Because their effects are anti-dilutive, excludes shares issuable under stock option,     stock subscription, and restricted stock plans whose grant price is greater than the     average market price of Common Stock outstanding at the end of the relevant period,     and excludes shares issuable on conversion of subordinated debentures into shares of     Common Stock as follows: 3,024 shares in 2001 and 3,500 shares in 2000.

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

The profit performance measurement for the Company's segments is defined as Business EBIT (earnings before interest and taxes, and other non-segment items). Assets measured in each reportable segment include long-lived assets and goodwill, inventories at current cost, and accounts receivable (without reductions for receivables sold under the Company's accounts receivable securitization program).

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

	Three Months Ended		Six Months Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
Net sales - external customers Carpet manufacturing Floorcovering base materials Segment total	$ 131,466 14,013 $ 145,479	$ 124,307 21,771 $ 146,078	$ 248,883 29,693 $ 278,576	$ 241,261 41,183 $ 282,444
Profit (loss) performance Carpet manufacturing Floorcovering base materials Segment total	$ 4,337 217 4,544	$ 5,303 145 5,448	$ 5,439 (640) 4,799	$ 7,737 (1,121) 6,616
Interest expense	4,527	4,113	9,323	8,115
Other non-segment (income)	(360)	(765)	(619)	(1,680)
Consolidated income (loss) before income taxes	$ 387 =======	$ 2,100 =======	$ (3,905) =======	$ 181 ========
Assets Used in Performance Measurement
	June 30, 2001	December 30, 2000
Reportable Segments: Carpet manufacturing Floorcovering base materials	$ 315,661 66,643	$ 325,486 73,621
Assets in performance measurement	382,304	399,107
Assets Not in Segment Measurements: Other operating assets Assets held for sale	17,440 68	24,031 68
Total consolidated assets	$ 399,812 =========	$ 423,206 =========

NOTE H -- SUBSEQUENT EVENT

During July 2001, the Company signed a letter of intent to sell and leaseback its North Georgia distribution facility. The Company expects to complete the agreement by the end of its fiscal third quarter.

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

Sales of the Company's Carpet Manufacturing segment were $131,466 in the quarter ended June 30, 2001, a 6% increase, compared with sales of $124,307 in the comparable 2000 period. The reporting period for the first six months of 2001 included 26 weeks versus 27 weeks in the first six months of 2000. Sales were $248,883 for the first six months of 2001 versus $241,261 in the comparable 2000 period, an increase of 7% after adjusting for the additional reporting week in 2000. Sales for the quarter and six months ended June 30, 2001 included $13,972 and $26,269, respectively, for Fabrica International which was acquired on July 1, 2000. Sales from the Fabrica acquisition more than offset a significant decline in sales to the factory-built housing industry and, to a lesser extent, softness in other markets served by the Company's Carpet Manufacturing segment.

Carpet Manufacturing gross margins were 22.5% in the quarter ending June 30, 2001 and 22.3% for the first six months of 2001 compared with 20.9% in the second quarter of 2000 and 20.5% for the first six months of 2000. Improvements in the 2001 reporting periods were primarily attributable to the acquisition of Fabrica and lower manufacturing costs resulting from facilities consolidation in the Company's North Georgia tufting, dyeing, finishing and distribution operations. However, margins in 2001 were negatively impacted by higher energy costs and higher fixed costs per unit of production resulting from limiting production to accomplish inventory reductions.

Sales in the Company's Floorcovering Base Materials segment were $14,013 in the quarter ended June 30, 2001, compared with $21,771 in the comparable reporting period in 2000. Sales in the first six months of 2001 were $29,693, compared with $41,183 for the first six months of 2000. The sales decrease in the 2001 reporting periods reflected general softness in the external markets served by this segment.

Floorcovering Base Materials gross margin improved $544 in the quarter ended June 30, 2001, and $1,551 for the first six months of 2001, compared with the comparable 2000 reporting periods. The gross margin improvements in 2001 were primarily a result of manufacturing cost reductions. The improvements reflected in 2001 were net of higher energy costs and higher fixed costs per unit of production which resulted from lower production levels.

Selling and administrative expenses increased for the quarter and six months ended June 30, 2001, compared with the comparable 2000 reporting periods. The increase is primarily attributable to the relatively higher levels of selling and administrative costs associated with Fabrica's higher-end business which was acquired on July 1, 2000.

"Other (income) expense-net" was a net expense of $533 and $1,666 for the second quarter and first six months of 2001, respectively. This compared with other income of $270 and $138 for the comparable 2000 reporting periods. The 2001 reporting periods included a lower amount of interest income and gains from asset sales as compared with the 2000 operating periods.

Interest expense in the 2001 reporting periods was higher than the comparable periods in 2000 primarily as a result of higher effective interest rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company failed to meet certain covenants under its senior credit agreement at the end of the first quarter of 2001. The lenders under the credit agreement waived compliance with those covenants at that time and have extended the waiver of compliance until October 15, 2001. Accordingly, the balance outstanding under the credit facility has been classified as a current liability in the Company's financial statements. At June 30, 2001, available unused borrowing capacity under the credit agreement was approximately $15,529.

In response to the soft market conditions, and the uncertain economy, the Company increased its focus on reducing debt and improving its balance sheet. Since the high point in mid-August of 2000, the Company reduced its debt approximately $31,000, including $16,000 during the three months ended June 30, 2001. The debt reduction during the first six months of 2001 was $13,600.

During the first six months of 2001, the Company generated $19,800 of funds from operating activities and $2,400 from the sale of non-core assets. These funds financed the Company's operations, $7,700 of capital expenditures and the repayment of $13,600 of debt. Funds generated from operating activities included a $14,500 reduction in inventory. Capital expenditures during the six months ended June 30, 2001 were $5,100 below depreciation and amortization.

In July 2001, the Company announced that it had executed a letter of intent to sell and leaseback its North Georgia distribution center. The Company anticipates proceeds from this transaction to be approximately $17,000. The Company intends to use these funds, cash generated from operating activities and proceeds from the anticipated sale of other non-core assets to reduce debt. The debt reduction is expected to be in excess of $30,000 during the balance of 2001. The Company will continue to maintain tight controls on working capital and anticipates that capital expenditures will be approximately $5,000 below depreciation and amortization during the last six months of 2001.

Meeting the Company's liquidity requirements are dependent on its ability to extend or replace its senior credit facility. There can be no assurance that such an extension or replacement will be obtained or will be obtained on terms favorable to the Company. The Company expects amounts currently available under the credit facility, the Company's accounts receivable securitization program, cash flows generated through operations and asset sales to be adequate to finance the Company's operations and capital expenditures needs.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In January 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133 (SFAS 133)"Accounting for Derivative Instruments and Hedging Transactions". The Company is party to an interest rate swap agreement through March of 2003. The swap agreement qualifies as a cash flow hedge subject to provisions of SFAS 133. The agreement has a notional amount of $70,000. Under the agreement, the Company pays a fixed interest rate and receives a variable interest rate. Based on the market value of the swap instrument and provisions of SFAS 133, the Company recorded an after-tax charge of $906 to "accumulated other comprehensive loss" in the equity section of the Company's balance sheet upon adoption. An additional charge of $1,137 was recorded in 2001 representing the change in fair value from the date of adoption to June 30, 2001. Any interest rate differential realized will be recognized as an adjustment to interest expense over the life of the swap agreement. Based on the Company's $70,000 interest rate swap agreement, a 10% fluctuation in the variable rate would result in an annual after-tax economic impact of approximately $225.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141) "Business Combinations" and Statement of Financial Accounting Standards No. 142 (SFAS 142) " Goodwill and Other Intangible Assets". SFAS 141 requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling of interests method. SFAS 142 provides that goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually. SFAS 142 will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. The Company is assessing the effect of these recent statements on the Company's financial statements.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q may contain certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are identified by their use of terms or phrases such as "expects," "estimated," "projects," "believes," "anticipates," "intends," and similar terms and phrases. Such terms or phrases relate to, among other matters, the Company's future financial performance, business prospects, growth, strategies or liquidity. Forward-looking statements involve a number of risks and uncertainties. The following important factors may affect the future results of the Company and could cause those results to differ materially from its historical results or those expressed in or implied by the forward-looking statements. These risks include, among others, the cost and availability of capital, raw material and transportation costs related to petroleum price levels, the cost and availability of energy supplies (particularly for the Company's California operations), the loss of a significant customer or group of customers, materially adverse changes in economic conditions generally in carpet, rug and floorcovering markets served by the Company, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 1 --	Legal Proceedings. None
Item 2 --	Changes in Securities and Use of Proceeds None.
Item 3 --	Defaults Upon Senior Securities None.
Item 4 --

Submission of Matters to a Vote of Security Holders
   (a) The annual meeting of shareholders was held on May 3, 2001.
   (b) The meeting was held to consider and vote upon the following proposal:
   (1) To elect Directors for the following year.

All Directors were elected and were approved with the results of the vote summarized as follows:
		For	Against	Abstain	Total
	J. Don Brock Lovic A. Brooks, Jr. Daniel K. Frierson Paul K. Frierson John W. Murrey, III Peter L. Smith Robert J. Sudderth, Jr.	25,502,911 25,499,619 25,092,721 25,125,621 25,505,819 25,505,486 25,503,419	68,700 71,992 478,890 445,990 65,792 66,125 68,192	53,235 53,235 53,235 53,235 53,235 53,235 53,235	25,624,846 25,624,846 25,624,846 25,624,846 25,624,846 25,624,846 25,624,846
Item 5 --	Other Information None.
Item 6 --

Exhibits
   (4.1) Waiver of Default under Credit Agreement, dated April 30, 2001.
   (4.2) Waiver of Default under Credit Agreement, dated June 15, 2001.
   (4.3) Waiver of Default under Credit Agreement, dated July 20, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIXIE GROUP, INC. (Registrant)

August 13, 2001 (Date)

/s/ GARY A. HARMON Gary A. Harmon Vice President and Chief Financial Officer

/s/ D. EUGENE LASATER D. Eugene Lasater Controller