Form 10-Q
period 2001-09-29
DIXIE GROUP INC
filed 2001-11-13
CIK 29332

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2001

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

Yes [X]	No [ ]
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.
Class Common Stock, $3 Par Value Class B Common Stock, $3 Par Value Class C Common Stock, $3 Par Value	Outstanding as of November 7, 2001 10,958,982 shares 795,970 shares 0 shares

THE DIXIE GROUP, INC.
INDEX

Part I. Financial Information:	Page No.
Item 1 -- Financial Statements
Consolidated Condensed Balance Sheets -- September 29, 2001 and December 30, 2000	3 - 4
Consolidated Condensed Statements of Operations -- Three and Nine Months Ended September 29, 2001 and September 30, 2000	5
Consolidated Condensed Statements of Cash Flows -- Nine Months Ended September 29, 2001 and September 30, 2000	6
Consolidated Condensed Statement of Stockholders' Equity -- Nine Months Ended September 29, 2001	7
Notes to Consolidated Condensed Financial Statements	8 - 13
Item 2 -- Management's Discussion and Analysis of Results of Operations and Financial Condition	14 - 19
Part II. Other Information:	20
Item 1 -- Legal Proceedings
Item 2 -- Changes in Securities and Use of Proceeds
Item 3 -- Defaults Upon Senior Securities
Item 4 -- Submission of Matters to a Vote of Security Holders
Item 5 -- Other Information
Item 6 -- Exhibits Waiver of Default under Credit Agreement, dated October 15, 2001

 PART I -- ITEM 1
FINANCIAL INFORMATION

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except per share data)

	September 29, 2001	December 30, 2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents Accounts receivable (less allowance for doubtful accounts of $1,755 for 2001 and $2,l64 for 2000) Inventories Assets held for sale Other	$ 2,692 22,638 101,448 68 7,068	$ 2,591 11,998 114,944 68 20,348
TOTAL CURRENT ASSETS	133,914	149,949
PROPERTY, PLANT AND EQUIPMENT Less accumulated amortization and depreciation	341,403 (160,909)	339,775 (147,583)
NET PROPERTY, PLANT AND EQUIPMENT	180,494	192,192
INTANGIBLE ASSETS (less accumulated amortization of $8,751 for 2001 and $7,642 for 2000)	49,786	50,895
INVESTMENT IN AFFILIATE	12,579	11,678
OTHER ASSETS	19,722	18,492
TOTAL ASSETS	$ 396,495 ========	$ 423,206 ========

 See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except per share data)

	September 29, 2001	December 30, 2000
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES Accounts payable Accrued expenses Current portion of long-term debt TOTAL CURRENT LIABILITIES	$ 52,107 21,653 111,993 185,753	$ 49,361 25,275 14,018 88,654
LONG-TERM DEBT Senior indebtedness Subordinated notes Convertible subordinated debentures TOTAL LONG-TERM DEBT	1,174 35,714 32,237 69,125	112,286 40,476 34,737 187,499
OTHER LIABILITIES	13,082	11,208
DEFERRED INCOME TAXES	24,471	27,554

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
  Stock subscriptions receivable
  Unearned stock compensation
  Accumulated deficit
  Accumulated other comprehensive loss

  Less Common Stock in treasury at cost -- 3,256,260 shares for 2001             and 3,519,778 for 2000
   TOTAL STOCKHOLDERS' EQUITY

	42,679 2,388 2,408 132,922 (5,429) (56) (14,275) (3,223) 157,414 (53,350) 104,064	42,679 2,388 2,375 135,116 (5,341) (93) (11,985) (545) 164,594 (56,303) 108,291
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 396,495 ========	$ 423,206 ========

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 29, 2001	September 30, 2000	September 29, 2001	September 30, 2000

NET SALES Cost of sales	$ 132,289 102,923	$ 148,720 125,710	$ 410,864 324,389	$ 431,164 358,790
GROSS PROFIT	29,366	23,010	86,475	72,374
Selling and administrative expenses Other (income) expense -- net	24,156 450	25,349 (824)	74,182 2,117	66,554 (961)
INCOME (LOSS) BEFORE INTEREST AND TAXES	4,760	(1,515)	10,176	6,781
Interest expense	4,326	4,503	13,648	12,618
INCOME (LOSS) BEFORE INCOME TAXES	434	(6,018)	(3,472)	(5,837)
Income tax provision (benefit)	211	(2,342)	(1,182)	(2,231)
NET INCOME (LOSS)	$ 223 ========	$ (3,676) ========	$ (2,290) ========	$ (3,606) =========
BASIC EARNINGS (LOSS) PER SHARE: Net income (loss)	$ 0.02 ========	$ (0.32) ========	$ (0.20) ========	$ (0.31) =========
SHARES OUTSTANDING	11,751	11,470	11,651	11,471
DILUTED EARNINGS (LOSS) PER SHARE: Net income (loss)	$ 0.02 ========	$ (0.32) ========	$ (0.20) =======	$ (0.31) =========
SHARES OUTSTANDING	11,879	11,470	11,651	11,471

 See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands, except per share data)

	Nine Months Ended
	September 29, 2001	September 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
          Depreciation and amortization
          Provision (benefit) for deferred income taxes
          (Gain) on property, plant and equipment disposals
          Changes in operating assets and liabilities, net of effects of               business combinations

	$ (2,290) 19,034 (1,597) (136) 15,052	$ (3,606) 17,923 3,492 (1,933) (32,113)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	30,063	(16,237)
CASH FLOWS FROM INVESTING ACTIVITIES Net proceeds from sales of property, plant and equipment Purchase of property, plant and equipment Investment in affiliate Cash paid in business combination	2,412 (9,932) (1,222) (496)	17,962 (41,142) (11,589) (9,117)
NET CASH USED IN INVESTING ACTIVITIES	(9,238)	(43,886)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in credit line borrowings Payments under term loan facility Payments on subordinated indebtedness Other	(7,792) (5,875) (7,262) 205	64,915 (6,179) (7,262) (278)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(20,724)	51,196
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	101	(8,927)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,591	12,541
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 2,692 ==========	$ 3,614 ==========
SUPPLEMENTAL CASH FLOW INFORMATION Purchase of equipment with notes payables Interest paid Income taxes paid, net of tax refunds (received) Treasury stock issued	$ 1,014 14,323 (6,542) 1,329	$ --- 11,289 10,837 ---

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(dollars in thousands, except per share data)

	Common Stock and Class B Common Stock	Common Stock Subscribed	Additional Paid-In Capital	Other	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Common Stock In Treasury	Total Stockholders' Equity
BALANCE AT DECEMBER 30, 2000	$ 45,067	$ 2,375	$ 135,116	$ (5,434)	$ (11,985)	$ (545)	$ (56,303)	$ 108,291
Common Stock subscribed -- 14,015 shares		43	73	(116)				---
Stock subscriptions cancelled -- 3,244 shares		(10)	(17)	27				---
Amortization of restricted stock grants				38				38
Common stock acquired for treasury -- 166,819 shares							(665)	(665)
Treasury shares reissued -- 430,337 shares			(2,250)				3,618	1,368
Comprehensive loss: Net loss for the period Change in fair value of interest rate swap (net of tax of $1,009) Effect of accounting change (net of tax of $579)	---	---	---	---	(2,290) ---	(1,772) (906) (2,678)	---	(2,290) (1,772) (906) (4,968)
BALANCE AT SEPTEMBER 29, 2001	_______ $ 45,067 ======	________ $ 2,408 =======	________ $ 132,922 =======	_______ $ (5,485) ======	________ $ (14,275) =======	_________ $ (3,223) ========	________ $ (53,350) =======	_________ $ 104,064 ========

 See accompanying notes to the consolidated financial statements.
THE DIXIE GROUP, INC. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED) (dollars in thousands, except per share data)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements which do not include all of the information and footnotes required in annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 29, 2001 are not necessarily indicative of the results that may be expected for the entire year.

Recent Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141) "Business Combinations" and Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets". SFAS 141 requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling of interests method. SFAS 142 provides that goodwill and certain other intangible assets no longer will be amortized but will be tested for impairment at least annually. SFAS 142 will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. The Company is currently evaluating the effect of the application of SFAS 142 on the carrying value of its goodwill.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $49,435. Amortization expense related to goodwill was $1,544 and $1,294 for the year ended December 30, 2000 and the nine months ended September 29, 2001, respectively.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations". The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The standard is effective for fiscal years beginning after June 15, 2002. Adoption of the statement is not expected to have a significant impact on the Company's results of operations or financial position.

In addition, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-lived Assets". This statement supersedes Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of the statement is not expected to have a significant impact on the Company's results of operations or financial position.

NOTE B - ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

The Company's accounts receivable securitization program provides up to $60,000 of funding. Under the agreement, a significant portion of the Company's accounts receivable are sold, on a revolving basis, to a special purpose wholly-owned subsidiary, which assigns such accounts to an independent issuer of receivables-backed commercial paper as security for amounts borrowed by the special purpose subsidiary. Amounts sold under this agreement were $35,251 at September 29, 2001 and $40,400 at December 30, 2000.

NOTE C -- INVENTORIES

Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) cost method was used to determine cost for substantially all inventories at September 29, 2001 and December 30, 2000.

Inventories are summarized as follows:

	September 29, 2001	December 30, 2000
Raw materials Work-in-process Finished goods Supplies, repair parts and other Total inventories	$ 25,111 17,109 57,036 2,192 $ 101,448 =======	$ 33,541 16,559 62,908 1,936 $ 114,944 =========

NOTE D -- LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

September 29, 2001	December 30, 2000

Senior indebtedness:
    Credit line borrowings
    Term loan
    Other
Total senior indebtedness
Subordinated notes
Convertible subordinated debentures
Total long-term debt
Less current portion
Total long-term debt (less current portion)

$ 74,385 22,657 8,863 105,905 40,476 34,737 181,118 (111,993) $ 69,125 ========	$ 82,177 28,532 8,333 119,042 45,238 37,237 201,517 (14,018) $ 187,499 ========

The Company's long-term debt and credit agreements contain financial covenants relating to minimum net worth, the ratio of debt to capitalization, senior and total debt to earnings before interest, taxes, depreciation and amortization, payment of dividends, and certain other financial ratios. At September 29, 2001, the Company was not in compliance with certain convenants under its revolving credit and term loan agreement. The Company's lenders waived compliance until November 30, 2001. In accordance with generally accepted accounting principles, amounts outstanding under the agreement totaling $97,499 at September 29, 2001 have been classified in "current portion of long-term debt". The financial covenants under the Company's debt arrangements currently do not permit the payment of dividends. At September 29, 2001, available unused borrowing capacity under the credit agreement was approximately $18,489.

NOTE E -- FINANCIAL INSTRUMENTS

In January 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Transactions". The Company is party to an interest rate swap agreement through March of 2003. The swap agreement qualifies as a cash flow hedge subject to provisions of SFAS 133. The agreement has a notional amount of $70,000. Under the agreement, the Company pays a fixed interest rate and receives a variable interest rate. Based on the market value of the swap instrument and provisions of SFAS 133, the Company recorded an after-tax charge of $906 to "accumulated other comprehensive loss" in the equity section of the Company's balance sheet upon adoption. An additional after-tax charge of $1,772 was recorded in 2001 representing the change in fair value from the date of adoption to September 29, 2001. Any interest rate differential realized will be recognized as an adjustment to interest expense over the life of the swap agreement.

NOTE F -- EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended		Nine Months Ended
	September 29, 2001	September 30, 2000	September 29, 2001	September 30, 2000
Net income (loss) (1)	$ 223	$ (3,676)	$ (2,290)	$ (3,606)
Denominator for calculation of basic earnings per share - weighted average shares (2)	11,751	11,470	11,651	11,471
Effect of dilutive securities: Stock options (3) Stock subscriptions (3) Restricted stock plan (3)	46 60 22	--- --- ---	--- --- ---	--- --- ---
Denominator for calculation of diluted earnings per share - weighted average shares adjusted for potential dilution (2) (3)	11,879	11,470	11,651	11,471
Earnings (loss) per share: Basic Diluted	$ 0.02 $ 0.02	$ (0.32) $ (0.32)	$ (0.20) $ (0.20)	$ (0.31) $ (0.31)

(1) No adjustments needed in the numerator for diluted calculations.
(2) Includes Common and Class B Common Shares.
(3) Because their effects are anti-dilutive, excludes shares issuable under stock option, stock subscription, and restricted stock plans whose grant price is greater than the average market price of Common Stock outstanding at the end of the relevant period, and excludes shares issuable on conversion of subordinated debentures into shares of Common Stock, as follows: 3,010 shares in 2001 and 3,281 shares in 2000.

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

Allocations of corporate, general and administrative expenses are used in the determination of segment profit performance; however, assets of the corporate departments are not used in the segment asset performance measurement. All expenses incurred for the amortization of goodwill is recognized in segment profit performance measurement; however, only selected intangible assets are included in the asset performance measurement.

	Three Months Ended		Nine Months Ended
	September 29, 2001	September 30, 2000	September 29, 2001	September 30, 2000
Net sales - external customers Carpet manufacturing Floorcovering base materials Segment total	$ 120,064 12,225 $ 132,289	$ 130,955 17,765 $ 148,720	$ 368,946 41,918 $ 410,864	$ 372,215 58,949 $ 431,164
Intersegmental sales Carpet manufacturing Floorcovering base materials Total intersegmental sales	$ 5,314 37,986 $ 43,300	$ 7,878 38,269 $ 46,147	$ 16,942 108,237 $ 125,179	$ 19,973 105,028 $ 125,001
Profit (loss) performance Carpet manufacturing Floorcovering base materials Segment total	$ 4,605 (237) 4,368	$ (4,045) (324) (4,369)	$ 10,043 (876) 9,167	$ 3,695 (1,447) 2,248
Interest expense	4,326	4,503	13,648	12,618
Other non-segment (income)	(392)	(2,854)	(1,009)	(4,533)
Consolidated income (loss) before income taxes	$ 434 ========	$ (6,018) ========	$ (3,472) ========	$ (5,837) ========
Assets Used in Performance Measurement
	September 29, 2001	December 30, 2000
Reportable Segments: Carpet manufacturing Floorcovering base materials	$ 313,625 62,950	$ 325,486 73,621
Assets in performance measurement	376,575	399,107
Assets Not in Segment Measurements: Other operating assets Assets held for sale	19,852 68	24,031 68
Total consolidated assets	$ 396,495 =========	$ 423,206 =========

 NOTE H -- FACILITY SALE AND LEASE BACK

During September 2001, the Company signed a letter of intent to sell and lease back its North Georgia distribution facility. The transaction is subject to the execution of a definitive agreement and approval from the Boards of Directors of each party.

PART I -- ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
The following is presented to update the discussion of results of operations and financial condition included in the Company's 2000 annual report (dollars amounts in thousands, except per share data).
RESULTS OF OPERATIONS

The Company recorded net income of $223, or $0.02 per diluted share, on net sales of $132,289 for the quarter ended September 29, 2001. These results compare with a net loss of $3,676, or $0.32 per diluted share, on net sales of $148,720 for the quarter ended September 30, 2000.

During the first nine months of 2001, the Company recorded a net loss of $2,290, or $0.20 per diluted share, on net sales of $410,864 compared with a net loss of $3,606, or $0.31 per diluted share, on net sales of $431,164 for the first nine months of 2000.

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

Results for the first nine months of 2001 included $1,453 of pre-tax charges for severance and asset write-downs recorded in the Company's first quarter of 2001. Results for the third quarter and first nine months of 2000 included $4,451 of pre-tax costs, net of a $1,952 pre-tax gain on a sale of real estate, to consolidate manufacturing operations and information systems, curtail operations, reduce inventories and recognize losses associated with off-quality inventories. The effects of the unusual charges incurred in 2001 and 2000 have been excluded from the segment discussions that follow.

Sales of the Company's Carpet Manufacturing segment were $120,064 in the quarter ended September 29, 2001, compared with sales of $130,955 in the comparable 2000 period, a decrease of 8%. The decrease in sales is generally attributable to the softness in the residential markets served by its North Georgia Carpet Operations.

The first nine months of 2001 included 38 operating weeks versus 39 operating weeks in the prior year. Sales were $368,946 in the 2001 reporting period compared with sales of $372,215 in the 2000 reporting period. Sales from the mid-year 2000 acquisition of Fabrica substantially offset the decline in sales in the Company's other carpet markets. Excluding Fabrica sales and adjusting for the number of weeks in the reporting periods, carpet sales declined 5.8%.

Carpet Manufacturing gross margins were 23.8% in the quarter ending September 29, 2001 and 22.9% for the first nine months of 2001 compared with 19.8% in the third quarter of 2000 and 20.2% for the first nine months of 2000. The improvements in the 2001 reporting periods were primarily attributable to cost reductions associated with the consolidation of the Company's North Georgia Carpet Operations and Fabrica's higher-end business which was included in the Company's results subsequent to its July 1, 2000 acquisition.

Sales to external customers in the Company's Floorcovering Base Material segment were $12,225 for the quarter ending September 29, 2001 compared with $17,765 for the third quarter of 2000. Sales were $41,918 in the first nine months of 2001 compared with $58,969 in the first nine months of 2000. The sales decrease in 2001 reflected general softness in the external markets served by this segment.

Floorcovering Base Materials gross margins decreased $778 in the quarter ended September 29, 2001, and increased $910 for the first nine months of 2001, compared with the comparable 2000 reporting periods. The margin decrease in 2001 was attributable to higher fixed costs per unit of production with a 17% production decrease in the reporting periods. The Company continues to focus on product development to increase utilization of its base materials in the Company's Carpet Manufacturing segment.

Excluding the unusual costs, selling and administrative costs decreased $100 in the quarter ended September 29, 2001 but increased $8,000 in the first nine months of 2001 compared with the prior year periods. The increase in cost for the nine months is attributable to Fabrica's selling and administrative expenses which were not included in the Company's results prior to July 2000. Excluding Fabrica's selling and administrative expenses, such expenses decreased $700 in the first nine months of 2001 compared with the first nine months of 2000.

The change in "other (income) expense-net" in the Company's consolidated results is attributable to a lower amount of interest income in 2001 and gains from asset sales in 2000.

Interest increased in the 2001 year-to-date reporting period compared with the 2000 period as a result of higher effective interest rates. Interest decreased in the third quarter of 2001 compared with the third quarter of 2000 principally due to lower borrowing levels.

LIQUIDITY AND CAPITAL RESOURCES

The Company failed to meet certain covenants under its senior credit agreement at the end of the first quarter of 2001. The lenders under the credit agreement waived compliance with those covenants at that time and have extended the waiver of compliance until November 30, 2001. Accordingly, the balance outstanding under the credit facility has been classified as a current liability in the Company's financial statements. At September 29, 2001, available unused borrowing capacity under the credit agreement was approximately $18,489. The Company anticipates extending, amending or replacing its credit facility.

In response to the soft market conditions in 2000 and the uncertain economy, the Company increased its focus on reducing debt and improving its balance sheet. Since the high point in mid-August of 2000, the Company reduced its debt approximately $38,000. Debt was reduced $6,800 during the three months ended September 29, 2001 and $20,400 for the first nine months of 2001.

During the first nine months of 2001, the Company generated $30,100 of funds from operating activities and $2,400 from the sale of non-core assets. These funds financed the Company's operations, $9,900 of capital expenditures and $20,400 of debt reduction. Funds generated from operating activities during the first nine months of 2001 included an inventory reduction of $13,500. Capital expenditures were below depreciation and amortization by $9,100 during the period.

The Company intends to continue maintaining tight controls on working capital, capital expenditures and to use cash generated from its operating activities and the anticipated sale of non-core assets to further reduce debt.

Meeting the Company's liquidity requirements will depend on the Company's ability to extend or replace its senior credit facility. The Company expects amounts available under an amended or new credit facility, the accounts receivable securitization program, cash flows generated through operations and asset sales to be adequate to finance the Company's operations and capital expenditures needs through the 2002 fiscal year. There can be no assurance that such an extension or replacement will be obtained or will be obtained on terms favorable to the Company.

The Company anticipates that the $50,000 contingent consideration provided for in the Fabrica asset purchase agreement will be earned by the first half of 2002 and due in 2003. The Company anticipates that cash flows from operations, asset sales and replacement of its senior credit facility are expected to support the Company's longer-term operations, including the Fabrica contingent consideration.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In January 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133 (SFAS 133)"Accounting for Derivative Instruments and Hedging Transactions". The Company is party to an interest rate swap agreement through March of 2003. The swap agreement qualifies as a cash flow hedge subject to provisions of SFAS 133. The agreement has a notional amount of $70,000. Under the agreement, the Company pays a fixed interest rate and receives a variable interest rate. Based on the market value of the swap instrument and provisions of SFAS 133, the Company recorded an after-tax charge of $906 to "accumulated other comprehensive loss" in the equity section of the Company's balance sheet upon adoption. An additional charge of $1,772 was recorded in 2001 representing the change in fair value from the date of adoption to September 29, 2001. Any interest rate differential realized will be recognized as an adjustment to interest expense over the life of the swap agreement. Based on the Company's $70,000 interest rate swap agreement, a 10% fluctuation in the variable rate would result in an annual after-tax economic impact of approximately $150.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141) "Business Combinations" and Statement of Financial Accounting Standards No. 142 (SFAS 142) " Goodwill and Other Intangible Assets". SFAS 141 requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling of interests method. SFAS 142 provides that goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually. SFAS 142 will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. The Company is currently evaluating the carrying value of its existing goodwill that was acquired in prior business combinations for the existence of impairment in accordance with guidance under SFAS 142. No determination has been made as to whether any impairment of goodwill has occurred. The Company is currently evaluating the effect of the application of SFAS 142 on the carrying value of its goodwill.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $49,435. Amortization expense related to goodwill was $1,544 and $1,294 for the year ended December 30, 2000 and the nine months ended September 29, 2001, respectively.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations". The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The standard is effective for fiscal years beginning after June 15, 2002. Adoption of the statement is not expected to have a significant impact on the Company's results of operations or financial position.

In addition, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-lived Assets". This statement supersedes Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of the statement is not expected to have a significant impact on the Company's results of operations or financial position.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q may contain certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are identified by their use of terms or phrases such as "expects," "estimated," "projects," "believes," "anticipates," "intends," and similar terms and phrases. Such terms or phrases relate to, among other matters, the Company's future financial performance, business prospects, growth, strategies or liquidity. Forward-looking statements involve a number of risks and uncertainties. The following important factors may affect the future results of the Company and could cause those results to differ materially from its historical results or those expressed in or implied by the forward-looking statements. These factors include, among others, risks relating to the cost and availability of capital, raw material and transportation costs related to petroleum price levels, the cost and availability of energy supplies (particularly for the Company's California operations), the loss of a significant customer or group of customers, materially adverse changes in economic conditions generally in carpet, rug and floorcovering markets served by the Company, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 1 --	Legal Proceedings. None
Item 2 --	Changes in Securities and Use of Proceeds None.
Item 3 --	Defaults Upon Senior Securities None.
Item 4 --	Submission of Matters to a Vote of Security Holders None.
Item 5 --	Other Information None.
Item 6 --	Exhibits (4.1) Waiver of Default under Credit Agreement, dated October 15, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIXIE GROUP, INC. (Registrant)

November 9, 2001 (Date)

/s/ GARY A. HARMON Gary A. Harmon Vice President and Chief Financial Officer

/s/ D. EUGENE LASATER D. Eugene Lasater Controller