Form 10-K
period 2001-12-29
DIXIE GROUP INC
filed 2002-03-29
CIK 29332

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2001
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _________ to ________.
Commission File Number 0-2585
The Dixie Group, Inc. (Exact name of registrant as specified in its charter)
Tennessee (State or other jurisdiction of incorporation or organization)	62-0183370 (I.R.S. Employer Identification No.)
345-B Nowlin Lane Chattanooga, TN (Address of principal executive offices)	37421 (Zip Code)
Registrant's telephone number, including area code	(423) 510-7000
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class None	Name of Each Exchange on Which Registered None
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $3.00 Par Value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]	No [ ]
SECURITIES AND EXCHANGE COMMSSION
Washington, D. C. 20549
FORM 10-K
(Continued)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K                                     [     ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 8, 2002: Common Stock - $45,802,066; Class B Common Stock - No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of the latest practicable date.
Class	Outstanding as of March 8, 2002
Common Stock, $3.00 Par Value	10,904,843 shares
Class B Common Stock, $3.00 Par Value	795,970 shares
Class C Common Stock, $3.00 Par Value	0 shares
Documents Incorporated By Reference
Specified portions of the following documents are incorporated by reference:
Proxy Statement of the registrant for annual meeting of shareholders to be held May 2, 2002 (Part III).
Part I
Item 1. BUSINESS
GENERAL

The Company is a leading carpet and rug manufacturer and supplier to higher-end residential and commercial customers serviced by Masland Carpets and Fabrica International, to consumers through major retailers under the Bretlin, Globaltex and Alliance Mills brands, and to the factory-built housing, recreational vehicle and exposition tradeshow markets through Carriage Carpets.

The Company's floorcovering base materials business, Candlewick Yarns, manufactures and supplies a variety of filament and spun yarns to the Company's carpet operations and, to a lesser extent, specialty yarns to unrelated carpet manufacturing customers.

Prior to 1993, the Company was primarily engaged in the production and distribution of natural and dyed yarns and sewing thread to the apparel and upholstery industries. The Company's involvement in the carpet industry was principally as an independent supplier of carpet yarn.

From 1996 through 2000, the Company continued the process of selling or closing its textile operations and investing in floorcovering businesses. In the second quarter of 1999, the Company sold its specialty textile yarns operations, completing the disposal of its textile business segment..

The Company's investment in the carpet industry began with the acquisitions of Carriage Industries, Inc. and Bretlin, Inc., and Masland Carpets, Inc. in 1993. Subsequent acquisitions included Patrick Carpet Mills in 1994, Danube Carpet Mills, Inc. and certain carpet assets of General Felt Industries, Inc. in 1997, and Ideal Fibers, Inc. in late 1998. In January 1999, the Company acquired the assets of Multitex Corporation of America, Inc. (Globaltex), and Graphic Technologies, Inc. In 2000, the Company acquired Fabrica International and an interest in the dyeing and finishing operations of Chroma Systems Partners.

Beginning in the first half of 2000, the Company expanded the yarn and extrusion production capacity, and re-aligned and consolidated its yarn processing facilities. In the third quarter of 2000, the Company began implementing a plan to consolidate and restructure its North Georgia tufting, finishing and distribution operations. The consolidation plan was initiated to reduce operating cost and debt. The consolidation, which was substantially completed by the end of the fourth quarter of 2000, integrated three tufted manufacturing operations into one facility, closed an inefficient dyeing operation and consolidated remaining dyeing operations into one facility, and consolidated multiple distribution centers into one. Additionally, three information systems were integrated which improved the timeliness and quality of management information of these businesses.

From mid-2000 through the end of the year 2001, results of these actions included reductions of 25% in workforce, 26% in inventories, and 27% in debt (including amounts advanced under the Company's accounts receivable securitization program).

In early 2002, the Company closed a small carpet yarn plant in California and moved its Candlewick Yarns administrative office from Dalton, Georgia to Calhoun, Georgia to be located with the Company's other North Georgia operations.

INDUSTRY INFORMATION - The carpet and rug industry has two primary markets, residential and commercial, with the residential market making up the largest portion of the industry's sales. A substantial portion of industry shipments is made in response to replacement demand. Residential products consist of broadloom carpets, rugs, and bathmats in a broad range of styles, colors, and textures. Commercial products consist primarily of broadloom carpets for a variety of institutional applications such as office buildings, restaurant chains, schools and other commercial establishments. The carpet industry also manufactures carpet for the automotive, recreational vehicle, and small boat and other industries.

The Carpet and Rug Institute (the "CRI") is the national trade association representing carpet and rug manufacturers. Based on information compiled by the CRI, the domestic carpet and rug industry is composed of less than 100 manufacturers, with a significant majority of the industry's production concentrated in a limited number of manufacturers. The carpet industry has undergone substantial consolidation in recent years. The Company believes the consolidations provide opportunities in selected markets where styling product differentiation and focused service can add value to selected customers.

THE COMPANY'S BUSINESSES - The Company's businesses are segmented between carpet manufacturing and floorcovering base materials (see Note M in the Company's 2001 Consolidated Financial Statements for Quantitative Segment Information).

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

North Georgia Carpet Operations. During 2000, the Company reorganized its Carriage, Globaltex and Bretlin businesses under one management structure to more efficiently service our customers.

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

Globaltex markets an array of high fashion, trend-setting tufted broadloom residential carpet, indoor/outdoor needlebond carpet, runners, floor mats and decorative accent rugs to home center and mass merchant retailers. Product differentiation through unique styling, coupled with high service and speed of delivery, are key competitive factors.

Bretlin markets tufted broadloom carpet, indoor/outdoor needlebond carpet, runners, floor mats, decorative accent rugs, industrial fabrics and carpet pads to independent floorcovering specialty retailers and selected distributors. High service standards in terms of speed and accuracy in filling orders for its customers are key competitive factors.

The Company's floorcovering base materials segment produces high-end quality yarns for use in the production of residential and commercial carpet, bath and decorative accent rugs and automotive floorcovering. The Company's floorcovering base materials segment develops and produces a complex variety of innovative filament and spun yarns for the Company's internal needs and external customers. Approximately 70% of this segment's unit production volume is utilized by the Company's carpet manufacturing operations.

Sales order backlog in the Company's carpet manufacturing segment is not significant. The Company's order fulfillment timeframe is generally several days in its home center/mass merchants, factory-built housing and other residential markets. Commercial order fulfillment varies depending upon the customer's requirements, which generally occur within six weeks but, in certain cases, may span several months. As the Company continues to direct a greater percentage of its Candlewick production toward the Company's carpet operations, order backlog is not a valid indicator of relative business levels.

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

CUSTOMER AND PRODUCT CONCENTRATION

The Company does not believe that it has any single class of products that account for more than 10 percent of its sales. However, the classification of the Company's sales for the past three years, by significant markets, is summarized as follows:

	2001	2000	1999
High-end residential High-end commercial Home centers/Mass markets Factory-built housing Carpet yarns Other	24% 13% 21% 14% 6% 22%	19% 13% 19% 16% 13% 20%	12% 12% 15% 21% 20% 20%

Sales to The Home Depot were approximately 15% of the Company's consolidated net sales in 2001 and 2000.

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

RAW MATERIALS
The Company obtains its raw materials from a number of domestic suppliers. Man-made fibers are purchased from major chemical companies. Where possible, the Company passes raw material price increases through to its customers; however, there can be no assurance that price increases can be passed through to customers and that such increases will not have an adverse effect on profitability. Although the Company's procurement of raw materials is subject to variations in price and availability, the Company believes that its sources of raw materials are adequate and that it is not materially dependent on any single supplier.

UTILITIES
The Company uses electricity as its principal energy source, with oil or natural gas used in some facilities for finishing operations as well as heating. The Company has not experienced any material problem in obtaining adequate supplies of electricity, natural gas or oil. Energy shortages of extended duration could have an adverse effect on the Company's operations, and price volatility could negatively impact future earnings.

EMPLOYMENT LEVEL The Company has approximately 3,100 associates in its continuing operations.

ITEM 2. PROPERTIES
The following table lists the Company's facilities according to location, type of operation and approximate total floor space as of March 8, 2002:
Location Administrative:	Type of Operations	Approximate Square Feet
Calhoun, GA Mobile, AL Santa Ana, CA (1)	Administrative Administrative Administrative Total Administrative	28,000 29,000 8,000 65,000
Manufacturing:
Atmore, AL Calhoun, GA Dalton, GA Lafayette, GA Lemoore, CA (2) Santa Ana, CA (1) Mobile, AL Ringgold, GA Roanoke, AL Santa Fe Springs, CA (1) Elkhart, IN

Carpet Manufacturing, Distribution
Carpet Manufacturing, Dyeing, Distribution
Needlebond & Piece Goods Manufacturing
Filament Yarn Extrusion
Carpet Yarn Processing
Needlebond Manufacturing
Carpet Padding Manufacturing
Carpet Yarn Processing
Carpet/Rug Manufacturing, Distribution
Rug Manufacturing, Distribution
Carpet Yarn Processing
Filament Yarn Processing
Distribution
Distribution

Total Manufacturing

TOTAL

537,000 1,528,000 362,000 128,000 164,000 451,000 77,000 324,000 165,000 384,000 415,000 201,000 60,000 20,000 4,816,000 4,881,000 ========

(1) Leased properties
(2) Property included in assets held for sale
In addition to the facilities listed above, the Company owns or leases various administrative, storage, warehouse and office spaces.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted during the fourth quarter of 2001 to a vote of the shareholders. Pursuant to instruction G of Form 10-K the following is included as an unnumbered item to Part I.

EXECUTIVE OFFICERS OF THE REGISTRANT
The names, ages, positions and offices held by the executive officers of the registrant as of March 8, 2002, are listed below along with their business experience during the past five years.

Name, Age and Position	Business Experience During Past Five Years
Daniel K. Frierson, 60 Chairman of the Board, and Chief Executive Officer, Director	Director since 1973, Chairman of the Board since 1987 and Chief Executive Officer since 1980.
Philip H. Barlow, 52 Vice President and President North Georgia Operations

Vice President and President of North Georgia Operations since December 2000. Vice President and President of Carriage Industries, Inc., 1993 to December 2000. Vice President of Sales and Marketing, Carriage, 1988 to 1993. Director of Sales and Marketing, Carriage, 1986 to 1988.

Kenneth L. Dempsey, 43 Vice President and President, Masland Carpets

Vice President and President, Masland Carpets since January 1997. Vice President of Marketing, Masland, 1991 to 1996. Director of Marketing, The Harbinger Company, Inc., subsidiary of Horizon Industries, Inc., 1982 to 1991.

Jon A. Faulkner, 41 Vice President Planning and Development	Vice President of Planning and Development since February 2002.
Paul K. Frierson, 64 Vice President and President Candlewick Yarns, Director	Director since 1988. Vice President and President, Candlewick Yarns since 1989.
W. Derek Davis, 51 Vice President, Human Resources	Vice President of Human Resources since January 1991. Corporate Employee Relations Director, 1990 to 1991.
Gary A. Harmon, 56 Vice President and Chief Financial Officer	Vice President and Chief Financial Officer since January 2000. Treasurer 1993 to 2000. Director of Tax and Financial Planning, 1985 to 1993.
Starr T. Klein, 59 Secretary	Secretary since November 1992. Assistant Secretary, 1987 to 1992.
Royce R. Renfroe, 55 Vice President and President, Fabrica International	Vice President since May 2001. President of Fabrica since 1998.
D. Eugene Lasater, 51 Controller	Controller since 1988.
The executive officers of the registrant are elected annually by the Board of Directors at its first meeting held after each annual meeting of the Company's shareholders.
PART II ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the National Market System with the NASDAQ symbol DXYN. No market exists for the Company's Class B Common Stock.

As of March 8, 2002, the total number of record holders of the Company's Common Stock was approximately 3,000, including an estimated 2,100 shareholders who hold the Company's Common Stock in nominee names, but excluding 2,600 participants in the Company's 401(k) plan who may direct the voting of the shares allocated to their accounts. The total number of holders of the Company's Class B Common Stock was 15. Quarterly Financial Data, Dividends and Price Range of Common Stock for the four quarterly periods in the years ended December 29, 2001 and December 30, 2000 are as follows:

THE DIXIE GROUP, INC. QUARTERLY FINANCIAL DATA, DIVIDENDS AND PRICE RANGE OF COMMON STOCK (unaudited) (dollars in thousands, except per share data)
2001 Quarter	1st	2nd	3rd	4th
Net sales	$ 133,097	$ 145,493	$ 132,289	$ 123,719
Gross profit	26,266	30,844	29,366	27,500
Income (loss) from continuing operations	(2,701)	188	223	2,807
Net income (loss)	(2,701)	188	223	2,807
Basic earnings per share: Income (loss) from continuing operations Net income(loss)	(0.24) (0.24)	0.02 0.02	0.02 0.02	0.24 0.24
Diluted earnings per share: Income (loss) from continuing operations Net income (loss)	(0.24) (0.24)	0.02 0.02	0.02 0.02	0.24 0.24
Dividends: Common Stock Class B Common Stock	--- ---	--- ---	--- ---	--- ---
Common Stock Prices: High Low	3.75 2.34	5.35 3.06	5.05 3.80	5.03 4.14

2000 Quarter	1st	2nd	3rd	4th
Net sales	$ 136,366	$ 146,078	$ 148,720	$ 136,917
Gross profit	22,697	26,667	23,010	25,269
Income (loss) from continuing operations	(1,184)	1,254	(3,676)	(6,544)
Net income (loss)	(1,184)	1,254	(3,676)	(5,720)
Basic earnings per share: Income (loss) from continuing operations Net income (loss)	(0.10) (0.10)	0.11 0.11	(0.32) (0.32)	(0.57) (0.50)
Diluted earnings per share: Income (loss) from continuing operations Net income (loss)	(0.10) (0.10)	0.11 0.11	(0.32) (0.32)	(0.57) (0.50)
Dividends: Common Stock Class B Common Stock	--- ---	--- ---	--- ---	--- ---
Common Stock Prices: High Low	7.44 4.19	5.56 3.50	5.72 3.50	3.75 2.38

The total of quarterly earnings per share may not equal the annual earnings per share due primarily to Common Stock purchased and issued during the respective periods. Discontinued operations consist of textile products operations. The Company recorded after-tax gains, resulting from favorable adjustments to amounts accrued for discontinued operations at the end of 1998 of $824, or $.07 per diluted share in the fourth quarter 2000.

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

Year Ended

	December 29, 2001	December 30, 2000 (1)	December 25, 1999 (2)	December 26, 1998	December 27, 1997 (3)
Net sales	$ 534,598	$ 568,081	$ 597,869	$ 510,962	$ 444,520
Income (loss) from continuing operations	517	(10,150)	12,399	9,108	8,812
Total assets	386,188	423,206	391,901	374,646	386,614
Total debt Current portion Long-term	168,246 14,497 153,749	201,517 14,018 187,499	156,896 13,460 143,436	163,848 9,645 154,203	165,953 5,143 160,810
Per share: Income (loss) from continuing operations: Basic Diluted	0.04 0.04	(0.88) (0.88)	1.09 1.06	0.81 0.77	0.78 0.75
Cash dividends declared: Common Stock Class B. Common Stock	--- ---	--- ---	--- ---	0.15 0.15	--- ---

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (dollars in thousands)
RESULTS OF OPERATIONS

During the three-year period ended December 29, 2001, the Company acquired Fabrica International (together with a 50% interest in Chroma Systems Partners), Multitex Corporation of America, Inc. ("Globaltex"), and Graphic Technologies, Inc. The Company's textile knit fabric and apparel and specialty yarn businesses were sold in 1999. The Company's business now consists entirely of manufacturing, selling and distributing finished carpet, rugs and carpet yarns.

The Company's floorcovering businesses are segmented between carpet manufacturing, including rugs, and floorcovering base materials (carpet yarns). Its carpet manufacturing operations supply carpet and rugs to higher-end residential and commercial customers serviced by Masland Carpets and Fabrica International. Its North Georgia carpet manufacturing operations supply tufted and needlebond floorcovering products to the factory-built housing, recreational vehicle and exposition tradeshow markets through Carriage Carpets and to consumers through major retailers under the Bretlin, Globaltex, and Alliance Mills names. Its floorcovering base materials operations supply extruded, plied and heat-set filament, and spun yarns to the Company's carpet manufacturing segment and, to a lesser extent, to specialty carpet yarn markets through Candlewick Yarns.

In 1999 and early in 2000, the Company's yarn operations were realigned and its yarn and extrusion capacity expanded. Also, during the early part of 2000, the Company identified a number of problems in its North Georgia operations and developed a strategy to address these problems and to substantially reduce debt and operating cost. Implementation, which began in mid-2000, resulted in the consolidation of three tufting operations into one facility, three dyeing operations into one facility, and multiple distribution centers into one. The Company also sold its two smaller dyeing facilities and combined three information systems. The strategy is continuing and, by the end of the year 2001, included the following results: reductions of 25% in workforce, 26% in inventories and 27% in debt (including amounts advanced under the Company's accounts receivable securitization program). In early 2002, the Company closed a small carpet yarn plant in California and moved its carpet yarn administrative offices to Calhoun to be located with the Company's other North Georgia operations. The yarn produced in the California facility can be more efficiently produced in the Company's larger plants in the Southeast.

2001 Compared to 2000 - The Company's 2001 fiscal year included 50 operating weeks versus 51 operating weeks in 2000. Sales decreased 6% to $534,598 in 2001 compared to 2000. The acquisition of Fabrica in July 2000 increased carpet sales by $26,401 in 2001 compared with 2000. Excluding Fabrica's sales and adjusting for the difference in the number of operating weeks in 2001 versus 2000, carpet sales declined 5.9% and floorcovering base materials sales to external customers declined 31%. The most significant decline in 2001 carpet sales was in the factory-built housing market, where sales declined over 20%. The Company believes the factory-built housing industry is recovering from a two-year slump in which this industry's production declined approximately 40%. The Company's sales to the factory-built housing industry increased in the fourth quarter of 2001 compared with the prior year.

The decline in the Company's floorcovering base materials sales was principally the result of softness in demand for carpet yarns throughout the carpet industry. Approximately 70% of the Company's carpet yarn production was utilized by the Company's carpet manufacturing operations in 2001.

The dollar volumes and percentages of the Company's net sales to The Home Depot were approximately $82,000, or 15%, in 2001, $85,000, or 15%, in 2000, and $56,000, or 9%, in 1999. The loss of The Home Depot business could have a material adverse effect on the Company's operations.

The profit performance measure of the Company's business segments. is internal EBIT (earnings before interest, taxes and non-segment items). For purposes of the internal EBIT comparisons, the costs of the Company's accounts receivable securitization program are treated as expenses of the Company's business segments. For a reconciliation of internal EBIT to consolidated income (loss) from continuing operations before income taxes, see Note M to the Company's financial statements.

Internal EBIT for 2001 was $15,605 for the carpet manufacturing segment and a loss of $1,098 for the floorcovering base materials segment. The comparable 2000 internal EBIT was a $1,244 loss for the carpet manufacturing segment and a $2,490 loss for the floorcovering base materials segment.

The years 2001 and 2000 included unusual losses associated with facility consolidations, plant shutdowns, asset sales, severance and asset write-downs. Excluding the unusual items, internal EBIT for 2001 was $16,960, or 3.5% of sales, for carpet manufacturing and a $552 loss for floorcovering base materials. The comparable 2000 internal EBIT was $11,641, or 2.4% of sales, for carpet manufacturing and $292, or .4% of sales, for floorcovering base materials. The improved profitability for carpet manufacturing in 2001 is primarily attributable to implementation of the Company's consolidation and cost reduction strategy and the acquisition of Fabrica in July 2000. This improvement occurred despite the 4% decline in sales. This decrease in profitability for floorcovering base materials in 2001 was primarily the result of the 31% decline in sales volume.

Selling and administrative expenses decreased $155 in 2001, despite the effect of the mid-year 2000 acquisition of Fabrica, which increased these costs compared to the prior year. Excluding the effect of the Fabrica acquisition, these expenses decreased approximately $8,000 in 2001 compared with 2000. Selling, general and administrative expenses increased by 1.0% of sales, principally as the result of lower sales volume and higher selling and administrative costs associated with Fabrica's high-end operations.

Other (income) expense - net included gains of $4,330 in 2001 and $2,661 in 2000 from the sale of non-critical assets.

The Company's effective tax rate was 51.9% in 2001 and 36.1% for 2000. The effective tax rates differ from the approximate 39% statutory tax rates principally due to the effect of non-deductible goodwill amortization and other expenses in 2001, and due to net operating losses that could not be carried back to prior years for state income tax purposes in 2000.

2000 Compared to 1999 - Sales decreased 5% to $568,081 in 2000, compared to 1999. Sales improved $19,157, or 4.1%, in the Company's carpet manufacturing segment and declined $48,948, or 39.7%, in the Company's floorcovering base materials operations. The improved carpet manufacturing sales reflect the acquisition of Fabrica International on July 1, 2000, which added $26,038 in revenue, as well as growth in both the Company's high-end and home center markets. These additional sales more than offset the effect of significant weakness in the factory-built housing market, which began in 1999 and continued throughout the year 2000.

The decrease in floorcovering base material sales to external customers in 2000 resulted from a greater utilization of the Company's yarn production by its carpet manufacturing operations and changes in a number of the Company's carpet yarn sales programs to a conversion basis in which the customer supplies fiber for yarn processing. During 2000, approximately 70% of the Company's carpet yarn production was utilized by the Company's carpet manufacturing operations.

Internal EBIT for 2000 was a $1,244 loss for carpet manufacturing and a $2,490 loss for floorcovering base materials. Excluding costs in 2000 related to facilities consolidations and asset write-downs, internal EBIT was $11,641, or 2.4% of sales, for carpet manufacturing and $292, or .4% of sales, in the floorcovering base materials segment. Comparable 1999 internal EBIT was $27,584, or 5.8% of sales, for carpet manufacturing and $3,038, or 2.5% of sales, for floorcovering base materials.

The year 2000 was a year of intensive restructuring and consolidation designed to improve the cost effectiveness of the Company's operations. The costs of the restructurings and consolidations, high distribution costs and asset write-downs had a negative impact on year 2000 results. Additionally, the Company experienced higher raw material and energy costs in 2000. Significant weakness in the factory-built housing market and softness in the Company's other markets during the latter part of the fourth quarter 2000 caused sales to decline well below the Company's expectations. Production in the fourth quarter was lower than anticipated due to the declining sales and the Company's efforts to reduce inventory.

Selling and administrative expenses increased by 3.7% of sales compared to 1999 levels. The increase in these expenses is principally attributable to the acquisition of Fabrica International, which added $7,450 to selling and administrative expenses in 2000, the cost of new product introductions in the Company's distributor and home center businesses, and higher selling and administrative costs associated with growth in the Company's high-end and home center businesses.

Other (income) expense - net improved to $161 of income in 2000 from a $2,081 expense in 1999, principally as a result of gains from the sale of non-critical assets and the Company's equity in the earnings of an affiliate.

The Company's effective income tax rate was 36.1% for 2000 and 39.1% for 1999. The decrease in the effective tax rate for the 2000 tax benefit is principally the result of net operating losses that cannot be carried back to prior years for state income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

During the three-year period ended December 29, 2001, cash flows generated from operating activities were $77,991. These funds were supplemented by $78,669 from asset sales and $54,694 from borrowings under the Company's senior credit facilities. Funds were used to finance the Company's operations, to invest $102,509 in capital assets, to invest $58,841 in business acquisitions, and to retire $51,367 of debt.

A major focus of the Company's strategy has been debt reduction. Since the high point of the Company's debt on August 11, 2000, through December 29, 2001, the Company reduced debt and amounts advanced under the accounts receivable securitization program by $71,221. The reduction is principally the result of proceeds from asset sales and better management of working capital. The Company does expect seasonal working capital to increase debt during the first half of 2002.

The purchase agreement for the July 2000 acquisition of Fabrica provides for contingent consideration of $50,000 if Fabrica's cumulative gross sales exceed certain levels for the thirty-nine month period beginning April 1, 2000. Based on Fabrica's sales through the end of 2001, the Company believes this sales level should be reached, in which case the contingent consideration will become payable in April 2003. The agreement also provides for an additional contingent amount of up to $2,500 to be paid in April 2005 if Fabrica's cumulative earnings before interest and taxes for the five-year period beginning January 1, 2000 exceed certain levels. The Company expects that any contingent payments under the agreement would be treated as additional costs of the acquisition. The acquisition of the Company's interest in Chroma Systems Partners in 2000 is subject to an adjustment generally equal to the Company's share of Chroma's income or loss for the three years ending June 30, 2003, less $1,800. The amounts due by the Company as a result of this calculation are paid monthly. The Company's investment in Fabrica and Chroma secures the Company's obligation to make the contingent payments.

At December 29, 2001, the Company's debt consisted of $34,737 of convertible subordinated debentures, $40,476 of subordinated notes, $93,033 of senior indebtedness, principally under the Company's senior credit agreement. Annual sinking fund principal payments for the convertible subordinated debentures are $2,500 for the years of 2002 through 2011. The subordinated notes require semi-annual principal payments of approximately $2,381 each February and August with the final payment in February 2010.

The Company's senior credit arrangement provides revolving credit of up to $95,000 through March 2003 and a $22,657 term loan. During 2001, the Company failed to comply with certain covenants under the agreement. The Company's lenders amended the agreement and waived compliance until December 31, 2002, at which time the Company will be required to replace the existing agreement or obtain additional waivers. The Company has executed a commitment letter for replacement financing with a new lender and expects to have the new financing in place during the first half of 2002. Financial covenants under the Company's debt arrangements currently do not permit the payment of dividends.

The Company's accounts receivable securitization program was extended in June 2001 for an additional year. The agreement provides up to $60,000 of funding. Under the agreement, a significant portion of the Company's accounts receivable are sold, on a revolving basis, to a special purpose wholly-owned subsidiary, which assigns such receivables to an independent issuer of receivables-backed commercial paper as security for amounts borrowed by the special purpose subsidiary. The Company retains the credit risks for the collectibility of receivables sold under the agreement. The accounts of the special purpose subsidiary are not consolidated in the Company's financial statements. Amounts sold under this agreement were $25,951 at December 29, 2001, and $40,400 at December 30, 2000. The Company anticipates that this agreement will be terminated and receivables sold will become part of the collateral for borrowings under any new senior credit agreement.

Proceeds from the sale of assets were $6,564 in 2001, $20,008 in 2000 and $52,097 in 1999. The asset sales consisted primarily from the sale of the Company's textile knit fabrics and apparel and specialty yarn businesses in 1999 and the sale of machinery and equipment, dyeing facilities and real estate in 2000 and 2001. The assets sold in 2000 included $14,982 for machinery and equipment that were leased back under an operating lease for a period of four years at an annual lease cost of $2,900. The Company has an option to extend the lease for an additional year.

Capital expenditures, including $6,829 of amounts committed at December 29, 2001, are expected to be below $13,000 in 2002. Capital expenditures in 2002 will be focused primarily on new technology to support the Company's high-end residential and commercial business. Depreciation and amortization in the year 2002 is expected to be approximately $22,700.

The Company expects to replace its senior credit agreement with a new credit facility in the first half of 2002 and believes that operating cash flows and the anticipated credit availability under any new credit arrangement would be adequate to finance the Company's normal liquidity requirements. However, significant additional cash expenditures beyond such requirements, including the expected purchase contingency that is expected to become due in April 2003, would require supplemental financing or other sources of funding. Meeting the Company's liquidity requirements is dependent on the Company's ability to replace its senior credit facility and secure other funding sources. There can be no assurance that replacement financing or other sources of funding can be obtained or will be obtained on terms favorable to the Company.

The Company is a party to two non-cancelable operating leases assumed by the Company as part of acquisitions made in 1999 and 2000. Principals of the businesses acquired are employed by the Company and are lessors in the respective leases.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

Inventory represents a significant asset of the Company. Substantially all of the Company's inventories are valued at the lower of cost or market under the LIFO method. The Company inspects inventories at the completion of its production process to determine their quality and maintains statistical data relating to the age, size and quality of its inventories. The Company uses business judgement along with historical sales data and market conditions to value inventory, which is aged, less than standard size or off-quality, at estimated market value. Changes in market conditions within the floorcovering industry, the cost of raw materials, or other conditions, none of which the Company controls, could affect the value ultimately received for the Company's inventories. There can be no assurance that inventories will ultimately be sold at prices equal to or in excess of the value of the inventories recorded in the Company's financial statements.

The Company establishes reserves for potential bad debts related to the collectibility of accounts receivable based on numerous factors, including but not limited to, the customer's financial strength, payment patterns, and specific knowledge of the customers as obtained by direct communication. Additionally, the Company maintains reserves for allowances and customer claims based primarily on historical claims experience for specific markets, customers, or products. The Company believes that such reserves for bad debts, allowances and claims are reasonable.

RECENT ACCOUNTING PRONOUNCEMENTS

At December 29, 2001, the Company had unamortized goodwill in the amount of $50,197, representing 13.0% of total assets and 47.3% of total equity. All goodwill is the result of acquisitions made in connection with the Company's floorcovering business. The Company's analysis of goodwill did not identify factors related to the estimated future cash flows of the businesses acquired that would appear to limit the life of the goodwill which is being amortized over 40 years in accordance with Accounting Principles Board Opinion No. 17, "Intangible Assets". Amortization expense related to goodwill was $1,633, $1,544, and $1,503 for the years ended December 29, 2001, December 30, 2000, and December 25, 1999, respectively.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141) "Business Combinations" and Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets". SFAS 141 requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling of interests method of accounting. SFAS 142 provides that goodwill and certain other intangible assets no longer will be amortized but will be tested for impairment at least annually. SFAS 142 will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. The Company currently is evaluating the effect of the application of SFAS 142 on the carrying value of its goodwill.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In January 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Transactions". The Company is party to an interest rate swap agreement through March 2003. The swap agreement qualifies as a cash flow hedge subject to provisions of SFAS 133. The agreement has a notional amount of $70,000. Under the agreement, the Company pays a fixed interest rate and receives a variable interest rate calculated with respect to the notional amount. Based on the market value of the swap instrument and provisions of SFAS 133, the Company recorded an after-tax charge of $906 to "accumulated other comprehensive loss" in the equity section of the Company's balance sheet upon adoption. An additional after-tax charge of $1,551 was recorded in 2001, representing the change in fair value from the date of adoption to December 29, 2001. Any interest rate differential realized is recognized as an adjustment to interest expense over the life of the swap agreement. Based on the Company's $70,000 interest rate swap agreement, a 10% fluctuation in the variable rate would result in an annual after-tax economic impact of approximately $83.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The supplementary financial information as required by Item 302 of Regulation S-K is included in PART II, ITEM 5 of this report and the remaining response is included in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section entitled "Information about Nominees for Directors" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 2, 2002 is incorporated herein by reference. Information regarding the executive officers of the registrant is presented in Part I of this report.

ITEM 11.    EXECUTIVE COMPENSATION

The section entitled "Executive Compensation Information" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 2, 2002 is hereby incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The section entitled "Principal Shareholders", as well as the beneficial ownership table (and accompanying notes) in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 2, 2002 is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The section entitled "Certain Transactions Between the Company and Directors and Officers" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 2, 2002 is incorporated herein by reference.

PART IV ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  (1) and (2) - The response to this portion of Item 14 is submitted as a separate section of this report.

    (3) Listing of Exhibits:

        (i)  Exhibits Incorporated by References:

EXHIBIT NO.	EXHIBIT DESCRIPTION
(3.1)	Restated Charter of The Dixie Group, Inc.
(3.2)	Amended and Restated By-Laws of Dixie Yarns, Inc.
(4.1)

Second Amended and Restated Revolving Credit and Term Loan Agreement, dated January 31, 1992, by and among Dixie Yarns, Inc. and Trust Company Bank, NationsBank of North Carolina, N.A. and Chemical Bank.

(4.2)	Loan Agreement, dated February 6, 1990 between Dixie Yarns, Inc. and New York Life Insurance Company and New York Life Annuity Corporation.
(4.3)	Form of Indenture, dated May 15, 1987 between Dixie Yarns, Inc. and Morgan Guaranty Trust Company of New York as Trustee.
(4.4)	Revolving Credit Loan Agreement dated as of September 16, 1991 by and among Ti-Caro, Inc. and Trust Company Bank, individually and as agent, NCNB National Bank, and Chemical Bank.
(4.5)

First Amendment to Revolving Credit Loan Agreement dated as of Aguust 19, 1992 by and among Ti-Caro, Inc., T-C Threads, Inc. and Trust Company Bank, individually and as agent, NCNB National Bank, and Chemical Bank.

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

(4.15)	Waiver Letter dated August 17, 1998 from New York Life Insurance and Annuity Corporation.
(4.16)	Waiver Letter dated August 17, 1998 from New York Life Insurance Company.
(4.17)	Second Amendment, dated October 5, 2000 to Credit Agreement dated March 31, 1998.
(4.18)	Third Amendment dated November 2, 2000 to Credit Agreement dated March 31, 1998.
(4.19)	Pledge Agreement dated November 2, 2000 between the Company and SunTrust Bank, as collateral agent.
(4.20)	Security Agreement dated November 2, 2000 between the Company and SunTrust Bank, as collateral agent.
(4.21)	Security Agreement dated April 30, 2001 between the Company and SunTrust Bank, as collateral agent
(4.22)	Security Agreement dated June 15, 2001 between the Company and SunTrust Bank, as collateral agent
(4.23)	Security Agreement dated July 20, 2001 between the Company and SunTrust Bank, as collateral agent
(4.24)	Security Agreement dated October 15, 2001 between the Company and SunTrust Bank, as collateral agent

(10.1)	Asset Purchase Agreement dated as of August 29, 1997 among The Dixie Group, Inc., Bretlin, Inc., Foamex L.P. and General Felt Industries, Inc.
(10.2)	Dixie Yarns, Inc. Incentive Stock Plan as amended.
(10.3)	Form of Non-qualified Stock Option Agreement Under the Dixie Yarns, Inc. Incentive Stock Plan.
(10.4)	Form of Amendment to Non-qualified Stock Option Agreement Under the Dixie Yarns, Inc. Incentive Stock Plan.
(10.5)	Form of Stock Option Agreement Under the Dixie Yarns, Inc. Incentive Stock Plan as amended.
(10.6)	Form of Stock Rights and Restrictions Agreement for Restricted Stock Award Under Incentive Stock Plan as amended.
(10.7)	The Dixie Group, Inc. Stock Ownership Plan as amended.
(10.8)	Form of Stock Subscription Agreement Under Stock Ownership Plan of The Dixie Group, Inc.
(10.9)	The Dixie Group, Inc. Director's Stock Plan.
(10.10)	Asset Purchase Agreement dated January 8, 1999, by and between Multitex Corporation of America and The Dixie Group, Inc.
(10.11)	The Dixie Group, Inc. New Non-qualified Retirement Savings Plan effective August 1, 1999.
(10.12)	The Dixie Group, Inc. Deferred Compensation Plan Amended and Restated Master Trust Agreement effective as of August 1, 1999.
(10.13)	Asset Purchase Agreement dated as of May 7, 1999, between R. L. Stowe Mills, Inc., and The Dixie Group, Inc.
(10.14)	Stock Purchase Agreement dated as of July 1, 2000, by and among the Company and the stockholders of Fabrica International, Inc. named therein.
(10.15)	Stock Purchase Agreement dated as of July 1, 2000, by and among the Company and all of the stockholders of Chroma Technologies, Inc.
(10.16)	Pledge and Security Agreement, dated July 1, 2000, by and among the Company and Scott D. Guenther.
(10.17)	Pledge and Security Agreement, dated July 1, 2000, by and among the Company, Albert A. Frink, the Albert A. Frink and Denise Frink Charitable Remainder Unitrust and the Albert A. Frink Loving Trust.
(10.18)	Receivables Purchase Agreement dated as of June 23, 2000 between Dixie Funding II, Inc., as Purchaser, and The Dixie Group, Inc., as Originator.
(10.19)

Loan Agreement dated as of June 23, 2000 by and among Dixie Funding II, Inc., as Borrower, The Dixie Group, Inc., as Servicer, Three Pillars Funding Corporation, as Lender, and SunTrust Equitable Securities Corporation, as Administrator.

(10.20)	The Dixie Group, Inc. Stock Incentive Plan
(10.21)

Amended and restated stock purchase agreement by and among The Dixie Group, Inc., and Scott D. Guenther, Royce R. Renfroe, and the Albert A. Frink and Denise Frink Charitable Remainder Unitrust and the Albert A. Frink Loving Trust dated September 8, 2000.

(10.22)	Pledge and security agreement dated September 8, 2000.

(ii)	Exhibits filed with this report:
(4.25)	Security Agreement dated November 30, 2001 between the Company and SunTrust Bank, as collateral agent
(10.23)	Form of Stock Option Agreement under The Dixie Group, Inc. Stock Incentive Plan.
(10.24)	The Dixie Group, Inc. 2001 Leadership & Performance Incentive Award Plan and Form of Individual Award thereunder.
(21)	Subsidiaries of the Registrant
(23)	Consent of Ernst & Young LLP

(b)	Reports on Form 8-K

(i)	No reports on Form 8-K have been filed by the registrant during the last quarter of the period covered by this report.

(c)	Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14 (a) (3) (ii) above.
(d)	Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 29, 2002	The Dixie Group, Inc. /s/ DANIEL K. FRIERSON By: Daniel K. Frierson Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DANIEL K. FRIERSON Daniel K. Frierson	Chairman of the Board, Director and Chief Executive Officer	March 29, 2002
/s/ PAUL K. FRIERSON Paul K. Frierson	Vice President, President of Candlewick Yarns and Director	March 29, 2002
/s/ GARY A. HARMON Gary A. Harmon	Vice President, Chief Financial Officer	March 29, 2002
/s/ D. EUGENE LASATER D. Eugene Lasater	Controller	March 29, 2002
/s/ J. DON BROCK J. Don Brock	Director	March 29, 2002
/s/ LOVIC A. BROOKS, JR. Lovic A. Brooks, Jr.	Director	March 29, 2002
/s/ JOHN W. MURREY, III John W. Murrey, III	Director	March 29, 2002
/s/ PETER L. SMITH Peter L. Smith	Director	March 29, 2002
/s/ ROBERT J. SUDDERTH, JR. Robert J. Sudderth, Jr.	Director	March 29, 2002

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 14 (a) (1) AND (2) AND ITEM 14 (d)
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULES
YEAR ENDED DECEMBER 29, 2001
THE DIXIE GROUP, INC.
CHATTANOOGA, TENNESSEE
FORM 10-K - ITEM 14 (a) (1) and (2) THE DIXIE GROUP, INC. AND SUBSIDIARIES LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
The following consolidated financial statements of The Dixie Group, Inc. and subsidiaries are included in Item 8:
Report of Independent Auditors
Consolidated balance sheets - December 29, 2001 and December 30, 2000
Consolidated statements of operations - Years ended December 29, 2001, December 30, 2000, and December 25, 1999
Consolidated statements of cash flows - Years ended December 29, 2001, December 30, 2000, and December 25, 1999
Consolidated statements of stockholders' equity - Years ended December 29, 2001, December 30, 2000, and December 25, 1999
The following consolidated financial statement schedule of The Dixie Group, Inc. and subsidiaries is included in Item 14 (d):

Schedule II - Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, or the information is otherwise shown in the financial statements or notes thereto, and therefore have been omitted.

Report of Independent Auditors

Board of Directors
The Dixie Group, Inc.

We have audited the accompanying consolidated balance sheets of The Dixie Group, Inc. as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 29, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Dixie Group, Inc. at December 29, 2001 and December 30, 2000 and the consolidated results of their operations and cash flows for each of the three years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001, and as further discussed in Note N to the consolidated financial statements, the Company changed its method of inventory valuation for certain inventories in 2000.

ERNST & YOUNG LLP

Chattanooga, Tennessee
February 12, 2002

THE DIXIE GROUP, INC. CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)
	December 29, 2001	December 30, 2000
ASSETS CURRENT ASSETS Cash and cash equivalents Accounts receivable (less allowance for doubtful accounts of $2,524 for 2001 and $2,164 for 2000) Inventories Assets held for sale Other	$ 1,412 18,144 92,899 2,271 9,538	$ 2,591 11,998 114,944 68 20,348
TOTAL CURRENT ASSETS	124,264	149,949
PROPERTY, PLANT AND EQUIPMENT Land and improvements Buildings and improvements Machinery and equipment	6,028 75,350 240,273	6,675 81,405 251,695
Less accumulated amortization and depreciation	321,651 (144,397)	339,775 (147,583)
NET PROPERTY, PLANT AND EQUIPMENT	177,254	192,192
INTANGIBLE ASSETS (less accumulated amortization of $9,103 for 2001 and $7,659 for 2000)	50,197	50,895
INVESTMENT IN AFFILIATE	12,575	11,678
OTHER ASSETS	21,898	18,492
TOTAL ASSETS	$ 386,188 ==========	$ 423,206 ==========

See accompanying notes to the consolidated financial statements.
THE DIXIE GROUP, INC. CONSOLIDATED BALANCE SHEETS (dollars in thousands, except per share data)
	December 29, 2001	December 30, 2000
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES Accounts payable Accrued expenses Current portion of long-term debt	$ 42,547 30,605 14,497	$ 49,361 25,275 14,018
TOTAL CURRENT LIABILITIES	87,649	88,654
LONG-TERM DEBT Senior indebtedness Subordinated notes Convertible subordinated debentures	85,798 35,714 32,237	112,286 40,476 34,737
TOTAL LONG-TERM DEBT	153,749	187,499
OTHER LIABILITIES	13,926	11,208
DEFERRED INCOME TAXES	24,639	27,554

STOCKHOLDERS' EQUITY
     Common Stock ($3 par value per share): Authorized
        80,000,000 shares, issued - 14,226,315 shares for 2001 and             2000
     Class B Common Stock ($3 par value per share): Authorized
        16,000,000 shares, issued - 795,970 shares for 2001 and 2000
     Common Stock subscribed - 802,557 shares for 2001
        791,786 shares for 2000
     Additional paid in capital
     Stock subscriptions receivable
     Unearned stock compensation
     Accumulated deficit
     Accumulated other comprehensive income

	42,679 2,388 2,408 132,922 (5,429) (44) (11,468) (3,762)	42,679 2,388 2,375 135,116 (5,341) (93) (11,985) (545)
	159,694	164,594
Less Common Stock in treasury at cost -3,281,109 shares for 2001 and 3,519,778 shares for 2000	(53,469)	(56,303)
TOTAL STOCKHOLDERS' EQUITY	106,225 ========	108,291 ========
Commitments - Note L
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 386,188 =========	$ 423,206 =========

See accompanying notes to the consolidated financial statements.
THE DIXIE GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in thousands, except per share data)
Year Ended
	December 29, 2001	December 30, 2000	December 25, 1999
NET SALES Cost of sales	$ 534,598 420,622	$ 568,081 470,437	$ 597,869 483,098
GROSS PROFIT Selling and administrative expenses Other (income) expenses - net	113,976 96,316 (947)	97,644 96,471 (161)	114,771 79,269 2,081
INCOME BEFORE INTEREST AND TAXES Interest expense	18,607 17,533	1,334 17,211	33,421 13,051
INCOME (LOSS) BEFORE INCOME TAXES Income tax provision (benefit)	1,074 557	(15,877) (5,727)	20,370 7,971
INCOME (LOSS) FROM CONTINUING OPERATIONS	517	(10,150)	12,399
INCOME ON DISPOSAL OF DISCONTINUED OPERATIONS	---	824	4,792
NET INCOME (LOSS)	$ 517 =========	$ (9,326) =========	$ 17,191 =========

See accompanying notes to the consolidated financial statements.
THE DIXIE GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Continued) (dollars in thousands, except per share data)
Year Ended
	December 29, 2001	December 30, 2000	December 25, 1999
BASIC EARNINGS (LOSS) PER SHARE: Income (loss) from continuing operations Income on disposal of discontinued operations Net income (loss)	$ 0.04 --- $ 0.04	$ (0.88) 0.07 $ (0.81)	$ 1.09 .42 $ 1.51
DILUTED EARNINGS (LOSS) PER SHARE: Income (loss) from continuing operations Income on disposal of discontinued operations Net income (loss)	$ 0.04 --- $ 0.04 ==========	$ (0.88) 0.07 $ (0.81) =========	$ 1.06 .41 $ 1.47 ==========
DIVIDENDS PER SHARE: Common Stock Class B Common Stock	--- ---	--- ---	--- ---

See accompanying notes to the consolidated financial statements.
THE DIXIE GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
	Year Ended
	December 29, 2001	December 30, 2000	December 25, 1999
CASH FLOWS FROM OPERATING ACTIVITIES Income (loss) from continuing operations Income on disposal of discontinued operations Net income (loss)	$ 517 --- 517	$ (10,150) 824 (9,326)	$ 12,399 4,792 17,191
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization - Continuing Operations Provision (benefit) for deferred income taxes Gain on property, plant and equipment disposals	24,007 (1,271) (4,330)	23,440 3,647 (2,661)	22,330 2,045 (160)

     Changes in operating assets and liabilities, net of         effects of business combinations:
               Accounts receivable
               Inventories
               Other current assets
               Other assets
               Accounts payable and accrued expenses
               Other liabilities

	(6,367) 22,045 10,591 (1,419) 108 (2,466)	12,653 (5,122) (2,286) (3,564) (16,793) (150)	23,739 (12,685) (1,122) (6,129) (7,357) (1,114)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	41,415	(162)	36,738

CASH FLOWS FROM INVESTING ACTIVITIES
     Net proceeds from sales of property, plant and         equipment
     Purchase of property, plant and equipment:
               Continuing operations
               Discontinued operations
     Cash payments in connection with business         combinations
     Investment in affiliate

	6,564 (12,133) --- (1,987) (1,323)	20,008 (50,664) --- (10,923) (11,894)	52,097 (35,327) (4,385) (32,714) ---
NET CASH USED IN INVESTING ACTIVITIES	(8,879)	(53,473)	(20,329)
CASH FLOWS FROM FINANCING ACTIVITIES Net (decrease) increase in credit line borrowings Payments under term loan facility Payments on subordinated indebtedness Other	(20,483) (5,875) (7,262) (95)	59,104 (7,814) (7,262) (343)	16,073 (20,654) (2,500) 398
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(33,715)	43,685	(6,683)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,179)	(9,950)	9,726
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,591	12,541	2,815
CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 1,412 =========	$ 2,591 =========	$ 12,541 =========

See accompanying notes to the consolidated financial statements.
THE DIXIE GROUP, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (dollars in thousands, except per share data)
	Common Stock and Class B Common Stock	Common Stock Subscribed	Additional Paid-In Capital	Other	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Common Stock In Treasury	Total Stockholders' Equity
BALANCE AT DECEMBER 26, 1998	$ 44,421	$ 1,720	$134,720	$ (4,435)	$(19,850)	$ (799)	$ (55,787)	$ 99,990
Common Stock acquired for treasury - 68,929 shares							(473)	(473)
Common Stock sold under stock option and Employees' Stock Purchase Plan - 89,993 shares	270		318					588
Common Stock subscribed - 562,751 shares		1,688	3,184	(4,872)				---
Stock subscriptions settled - 515,698 shares	490	(1,547)	(2,078)	3,135				---
Amortization of restricted stock grants				227				227
Other comprehensive income:
Change in additional minimum pension liability, net of tax of $247						387		387
Net income for the year					17,191			17,191
Total comprehensive income								17,578
BALANCE AT DECEMBER 25, 1999	45,181	1,861	136,144	(5,945)	(2,659)	(412)	(56,260)	117,910
Common Stock acquired for treasury - 7,949 shares							(43)	(43)
Common Stock sold under stock option Plan - 2,038 shares	6		2					8
Common Stock subscribed - 355,389 shares		1,066	474	(1,540)				---
Stock subscriptions cancelled - 184,119 shares		(552)	(1,104)	1,656				---
Amortization of restricted stock grants				190				190
Restricted stock grants cancelled - 40,000 shares	(120)		(400)	205				(315)
Other comprehensive loss: Change in additional minimum pension liability, net of tax of $85						(133)		(133)
Net loss for the year					(9,326)			(9,326)
Total comprehensive loss								(9,459)
BALANCE AT DECEMBER 30, 2000	45,067	2,375	135,116	(5,434)	(11,985)	(545)	(56,303)	108,291
Common Stock acquired for treasury - 191,668 shares							(784)	(784)
Re-issuance of Treasury Shares - 430,337 shares			(2,250)				3,618	1,368
Common Stock subscribed - 14,015 shares		43	73	(116)				---
Stock subscriptions cancelled - 3,244 shares		(10)	(17)	27				---
Amortization of restricted stock grants				50				50
Other comprehensive income (loss): Change in additional minimum pension liability,net of tax of $486						(760)		(760)
Effect of adoption of SFAS 133 (net of tax of $579)						(906)		(906)
Change in fair value of interest rate swap (net of tax of $992)						(1,551)		(1,551)
Net income for the year					517			517
Total comprehensive loss								(2,700)
BALANCE AT DECEMBER 29, 2001	$ 45,067 =======	$ 2,408 ======	$132,922 =======	$(5,473) =======	$(11,468) =======	$ (3,762) ========	$(53,469) ========	$106,225 =======
THE DIXIE GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share data)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business: The Company's business consists of manufacturing, selling and distributing finished carpet, rugs and carpet yarns.

Principles of Consolidation: The consolidated financial statements include the accounts of The Dixie Group, Inc. and its wholly-owned subsidiaries (the "Company"), except for the Company's special purpose accounts receivable financing subsidiary (see Note D). Significant intercompany accounts and transactions have been eliminated in consolidation. The Company's 50% interest in Chroma Systems Partners is accounted for on the equity method.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Discontinued Operations: The financial statements separately report discontinued operations and the results of continuing operations (see Note C). Disclosures included herein pertain to the Company's continuing operations unless noted otherwise.

Cash and Cash Equivalents: Cash and highly liquid investments with original maturities of three months or less when purchased are reported as cash equivalents.

Credit and Market Risk: The Company sells floorcovering products and, prior to July 1999, sold textile/apparel products to a wide variety of manufacturers and retailers located primarily throughout the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. An allowance for doubtful accounts is maintained at a level which management believes is sufficient to cover potential credit losses, including potential losses on receivables sold (see Note D). The Company invests its excess cash in short-term investments and has not experienced any losses on those investments.

Inventories: Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) cost method was used to determine cost for substantially all inventories at December 29, 2001 and December 30, 2000. Inventories resulting from a business combination in 1999 comprised 21% of total inventories at December 25, 1999. Such inventories are valued using the first-in first-out (FIFO) method in 1999 and using the LIFO method in 2000 and 2001 (see Note N).

Inventories are summarized as follows:
	2001	2000
Raw materials Work-in-process Finished goods Supplies, repair parts and other Total inventories	$ 24,018 15,855 50,767 2,259 $ 92,899	$ 33,541 16,559 62,908 1,936 $ 114,944

Property, Plant and Equipment: Property, plant and equipment is stated at the lower of cost or impaired value. Provision for depreciation and amortization of property, plant and equipment has been computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets, ranging from 10 to 40 years for buildings and improvements, and 3 to 10 years for machinery and equipment. Applicable statutory recovery methods are used for income tax purposes. Depreciation and amortization of property, plant and equipment for financial reporting purposes totaled $21,340 in 2001, $21,223 in 2000 and $20,482 in 1999.

Intangible Assets: Intangible assets represent the excess of the purchase price over the fair market value of identifiable net assets acquired in business combinations. The carrying value of goodwill will be reviewed if facts and circumstances suggest that it may be impaired. Impairment will be measured, and goodwill reduced, for any deficiency of estimated undiscounted cash flows of the operations to which the goodwill applies compared to the net book value of those operations, including goodwill.

Impairment of Assets: The Company reviews assets for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. The Company evaluates recoverability of its long-lived assets by comparing estimated future undiscounted cash flows with the carrying value of the related assets to determine if impairment exists. Impairment, if any, is then measured by comparing carrying value to market value or estimated future discounted cash flows of the underlying business.

Stock Based Compensation: As permitted under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", the Company accounts for stock based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and accordingly, recognizes no compensation expense for the stock option grants as long as the exercise price is equal to or more than the fair value of the shares at the date of grant. See Note K for pro forma information related to net income and earnings per share calculations in accordance with SFAS 123.

Revenue Recognition: The Company recognizes revenue for goods sold at the time title passes to the customer.
Shipping and Handling Costs: Shipping and handling costs are charged to cost of sales in the Company's financial statements.
Reclassifications: Certain amounts for 2000 and 1999 have been reclassified to conform with 2001 presentation.

Business Combinations, Goodwill and Other Intangible Assets: In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141) "Business Combinations" and Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets". SFAS 141 requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling of interests method. SFAS 142 provides that goodwill and certain other intangible assets no longer will be amortized but will be tested for impairment at least annually. Additionally, SFAS 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized and continue to be assessed for impairment under APB Opinion No. 18. SFAS 142 will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. The Company is currently evaluating the effect of the application of SFAS 142 on the carrying value of its goodwill.

At December 29, 2001, the Company had unamortized goodwill in the amount of $50,197. Amortization expense related to goodwill was $1,633, $1,544, and $1,503 for the years ended December 29, 2001, December 30, 2000 and December 25, 1999, respectively.

Impairment or Disposal of Long-lived Assets: In addition, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-lived Assets". This statement supersedes Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of the statement is not expected to have a significant impact on the Company's results of operations or financial position.

Transfers of Financial Assets: The Company adopted Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" in 2001. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Adoption of the statement did not have a material effect on the consolidated results of operations or financial position of the Company.

Derivatives and Hedging Activities: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which was amended by Statement of Financial Accounting Standards Nos. 137 and 138. In January 2001, the Company adopted the provisions of SFAS 133. As required by SFAS 133, the 2000 and 1999 consolidated financial statements were not restated but were prepared in accordance with the applicable accounting guidance for derivatives and hedging instruments in effect at that time.

The Company does not engage in speculative transactions, nor does it hold or issue financial instruments for trading purposes. The Company uses derivative instruments, currently interest rate swaps, to minimize interest rate volatility.

All derivatives that are designated as cash flow hedges are linked to specific liabilities on the balance sheet. The Company assesses, both at inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction are highly effective in offsetting changes in cash flows of the hedged items. When it is determined that a derivative is not highly effective, the derivative expires, or is sold, terminated, or exercised, the Company discontinues hedge accounting for that specific hedge instrument.

The Company is party to an interest rate swap agreement to adjust a proportion of total debt that is subject to variable interest rates. Under the interest rate swap agreement, the Company pays a fixed rate of interest times a notional principal amount, and receives in return an amount equal to a specified variable rate of interest times the same notional principal. The interest rate swap agreement's fair value is reflected on the balance sheet and related gains and losses are deferred in other comprehensive income. As of December 29, 2001, the Company had an interest swap agreement outstanding for $70,000, which will be in effect until March 2003. Under the terms of the swap agreement, the Company pays a fixed interest rate of 6.75%. The fair value of the swap agreement as of December 29, 2001 resulted in an unrealized loss, net of taxes, of $2,457 and, accordingly, the unrealized loss is recorded in other comprehensive income.

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

The Company acquired the stock of Fabrica for $9,246 cash. The agreement provides for the payment of contingent consideration of $50,000 in 2003 if Fabrica's cumulative gross sales for the period of April 1, 2000 through June 30, 2003 exceed certain levels. The Company believes this sales level should be reached, in which case the contingent consideration will become payable in April 2003. The agreement also provides for an additional contingent amount of up to $2,500 to be paid in April 2005 if Fabrica's cumulative earnings before interest and taxes for the five-year period beginning January 1, 2000 exceed specified levels. The Company's investment in Fabrica secures the seller's right to any contingent consideration that becomes due. Any contingent amounts that may become payable under the agreement will be treated as an additional cost of the acquisition.

In early 1999, the Company acquired the assets and assumed certain liabilities of Multitex Corporation of America, Inc. ("Globaltex"), a Dalton, Georgia carpet and carpet yarn producer, for approximately $30,964 cash, plus future payments keyed to revenue growth through fiscal 2003. Such payments have been $1,491, $1,561, and $252 for fiscal years ended 2001, 2000, and 1999, respectively and are accounted for as additional cost of the acquisition.

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

A summary of net assets acquired (without adjustment for subsequent contingent payments) is as follows:
	Fabrica	Globaltex
Current assets Property, plant, and equipment Other non-current assets Current liabilities Deferred taxes Long-term debt Net assets acquired	$ 11,947 6,406 291 (7,957) (708) (733) $ 9,246	$ 18,462 21,459 430 (9,387) --- --- $ 30,964

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

	2000	1999
Net sales Net income (loss) Net income (loss) per share: Basic Diluted	$ 593,890 (7,525) (0.66) (0.66)	$ 642,040 20,608 1.81 1.76

In the first quarter of 1999, the Company acquired Graphic Technologies, Inc., a carpet producer, for approximately $1,750 cash. This acquisition was accounted for as a purchase, and accordingly, the results of operations of the acquired company subsequent to the date of acquisition is included in the Company's consolidated financial statements.

On July 1, 2000, the Company acquired a one-third interest in Chroma Systems Partners ("Chroma"). Chroma performs dyeing and finishing processes on a contract basis for Fabrica and other carpet businesses. The initial investment in Chroma was $11,000 paid in cash on July 3, 2000. The acquisition of the Company's interest in Chroma Systems Partners in 2000 is subject to an adjustment generally equal to the Company's share of Chroma's income or loss for the three years ending June 30, 2003, less $1,800. Such adjustment amounted to $544 in 2001 and $786 in 2000. The Company's investment in Chroma secures the seller's right to any contingent consideration that becomes due. Upon withdrawal of a partner from Chroma on September 30, 2000, the Company's interest in Chroma increased to 50%, without further investment. At December 30, 2000, the carrying value of the Chroma investment was approximately $9,591 greater than the Company's 50% interest in Chroma's reported net assets. Such difference is being amortized on a straight-line basis over the estimated average economic life of the underlying assets (approximately 19 years) as a reduction to income from the investment. In 2001, the Company's equity in the earnings and distributions received from Chroma were $556 and $1,141, respectively compared with $617 and $1,086, respectively in 2000.

Purchases by the Company from Chroma were $5,400 in 2001 and $2,611 in 2000.

NOTE C - DISCONTINUED OPERATIONS

In June 1999, the Company completed the sale of its discontinued textile knit fabric, apparel and specialty yarns (textile products) operations. Cash proceeds from disposal of the Company's textile products operations were $47,396 in 1999, excluding accounts receivable, accounts payable and accrued expenses retained by the Company. Additionally, the Company received an $8,000 note as part of the consideration from one of the purchasers in 1999. The face value of the note, as of December 29, 2001, is $8,910 as a result of unpaid interest which, under the agreement, converts to principal. The note matures in 2003, has a stated interest rate of 10.5% and is subordinated to the maker's senior indebtedness. The note is recorded in the Company's financial statements at its estimated fair value of $6,193 and is classified in other, non-current assets at December 29, 2001. The Company assesses the financial condition of the issuer periodically to determine the note's estimated fair value.

Following is summary financial information for the Company's discontinued textile products operations:

	2001	2000	1999
Net sales Estimated income on disposal: Before income taxes Income tax provision Net income	$ --- --- --- $ --- =======	$ --- $ 1,289 465 $ 824 =======	$ 11,832 $ 7,855 3,063 $ 4,792 =======

The gains on disposal in 2000 and 1999 resulted from favorable adjustments to amounts accrued as of the end of the preceding year for exit costs and estimated future operating results. The textile products operations had operating income of $1,622 (net of tax) from the beginning of 1999 through the disposal date compared with an estimated loss for such period of $1,586 (net of tax).

At December 29, 2001 and December 30, 2000, the remaining liabilities of the textile products operations consisted of accrued exit costs of $1,311 and $1,630 respectively and are included in accrued expenses in the Company's financial statements. No significant assets were remaining.

NOTE D - SALE OF ACCOUNTS RECEIVABLE

The Company has an accounts receivable securitization program which provides for up to $60,000 of funding. Under the agreement, a significant portion of the Company's accounts receivable is sold, on a revolving basis, to a special purpose wholly-owned subsidiary, which assigns such receivables to an independent issuer of receivables-backed commercial paper as security for amounts borrowed by the special purpose subsidiary.

The transaction is accounted for as a sale of accounts receivable. Accordingly, the undivided interest in receivables sold under the agreement is excluded from the Company's balance sheet. Amounts sold under this arrangement were $25,951 at December 29, 2001 and $40,400 at December 30, 2000. The Company's retained interest in the accounts receivable is stated at the estimated amount to be received upon the collection of the receivables and is included in the balance sheet as accounts receivable.

Proceeds from the sale of accounts receivable are less than the face amount of the accounts receivable sold by an amount which approximates the variable financing cost of receivables-backed commercial paper plus administrative fees typical in such transactions. These costs, which were approximately $2,310 for 2001, $3,479 for 2000 and $2,900 for 1999, are included in other (income) expense - net. The Company continues to service the receivables and maintains an allowance for doubtful accounts based upon the expected collectibility of all of the accounts receivable generated by the Company.

At December 29, 2001 and December 30, 2000, $4,532 and $5,165, respectively, of the Company's accounts receivable were factored without recourse to financial institutions.
NOTE E - ACCRUED EXPENSES

Accrued expenses exceeding 5% of current liabilities include the following:
	2001	2000	1999
Compensation and benefits	$ 11,752	$ 10,866	$ 13,934

NOTE F - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

Senior indebtedness:
     Credit line borrowings
     Term loan
     Other
Total senior indebtedness
Subordinated notes
Convertible subordinated debentures
Total long-term debt
Less current portion
Total long-term debt (less current portion)

2001 $ 61,694 22,657 8,682 93,033 40,476 34,737 168,246 (14,497) $ 153,749 ========	2000 $ 82,177 28,532 8,333 119,042 45,238 37,237 201,517 (14,018) $ 187,499 ========

The Company's senior credit arrangement provides the lender with a security interest in substantially all of the Company's assets not otherwise pledged (see Note B). The credit agreement provides revolving credit of up to $95,000 through March 2003, and a $22,657 term loan. The term loan was reduced by $4,197 in 2002 with the proceeds from the sale of non-critical assets in December 2001. The term loan is payable in quarterly installments of $1,635, with a final installment of $10,285 in March 2003. Interest rates under the credit agreement effectively allow for borrowing at rates equal to LIBOR plus 2.75% to 3.50%. A commitment fee, of .50% per annum on the revolving credit line is payable on the average daily unused balance of the revolving credit facility. The effective annual interest rate on borrowings under the revolving credit and term loan agreement was 8.49% for 2001 and 7.67% for 2000. The average interest rate on debt outstanding under this agreement was 5.32% at December 29, 2001 and 9.14% at December 30, 2000.

During 2001, the Company failed to comply with certain covenants under the agreement. The Company's lenders amended the agreement and waived compliance until December 31, 2002, at which time the Company will be required to replace the existing agreement or obtain additional waivers.

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

On April 2, 1998, the Company completed an agreement with the Development Authority of Lafayette, Georgia (the "Authority") to borrow $7,000 from the Authority under a development bond issuance. Amounts received by the Company are secured by a letter of credit issued under the Company's senior credit agreement in favor of the Authority. The value of the letter of credit reduces the Company's availability under its revolving credit and term-loan facility. The proceeds were used to finance the purchase of real property and machinery and equipment at the Company's facility in Lafayette, Georgia.

Approximate maturities of long-term debt for each of the five years succeeding December 29, 2001 are $14,497 in 2002, $104,985 in 2003, $7,321 in 2004, $7,297 in 2005, $7,294 in 2006 and $26,852 thereafter.

Interest payments for continuing and discontinued operations were $16,596 in 2001, $17,447 in 2000 and $14,095 in 1999.

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

As of December 29, 2001, the Company's unused borrowing capacity under its credit arrangements was $21,983.

NOTE G - FAIR VALUE OF FINANCIAL INSTRUMENTS

All of the Company's financial instruments are held or issued for purposes other than trading. The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets Cash and cash equivalents Notes receivable (including current portion) Escrow funds Financial liabilities Long-term debt (including current portion) Interest rate swap	$ 1,412 9,841 251 168,246 (4,028)	$ 1,412 9,841 251 161,051 (4,028)	$ 2,591 6,860 253 201,517 ---	$ 2,591 6,860 253 190,102 (1,485)

The fair values of the Company's long-term debt were estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements.
NOTE H - PENSION PLANS Information about the benefit obligation, assets and funded status of the Company's defined benefit pension plans is as follows:

Change in benefit obligation: Benefit obligation at beginning of year Service cost Interest cost Actuarial loss Benefits paid Benefit obligation at end of year	2001 $ 6,606 103 407 239 (549) 6,806	2000 $ 6,999 92 437 230 (1,152) 6,606
Change in plan assets: Fair value of plan assets at beginning of year Actual return on plan assets Employer contribution Benefits paid Fair value of plan assets at end of year	2,984 (457) 386 (549) 2,364 ======	4,070 (259) 324 (1,151) 2,984 =======
Funded status Unrecognized actuarial loss Net amount recognized	(4,442) 2,139 $ (2,303) ======	(3,622) 893 $ (2,729) =======
Amounts recognized in the statement of financial position consist of:
Accrued liability Accumulated other comprehensive income Net amount recognized	$ (4,442) 2,139 $ (2,303) ========	$ (3,622) 893 $ (2,729) ========
Weighted-average assumptions as of year-end:
Discount rate Expected return on plan assets	6.08% 7.50%	6.06% 8.50%
Costs charged to continuing operations for all pension plans are summarized as follows:
Components of net periodic pension costs: Defined benefit plans Service cost Interest cost Expected return on plan assets Recognized net actuarial loss Settlement loss	2001 $ 103 232 (79) 40 42 338	2000 $ 92 436 (357) 10 75 256	1999 $ 100 222 (244) 110 64 252
Defined contribution plans	1,676	3,006	3,889
Net pension cost	$ 2,014 =======	$ 3,262 =======	$ 4,141 =======

Portions of the cost of the defined contribution plans are based on the Company's operating results and the level of associates' contributions to their accounts.
NOTE I - INCOME TAXES The provision (benefit) for income taxes on income (loss) from continuing operations consists of the following:

	2001		2000		1999
Federal State Total	Current $ (1,437) (113) $ (1,550) =======	Deferred $ 2,330 (223) $ 2,107 =======	Current $ (9,125) (249) $ (9,374) =======	Deferred $ 3,600 47 $ 3,647 =======	Current $ 5,366 747 $ 6,113 =======	Deferred $ 1,940 (82) $ 1,858 =======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax bases of those assets and liabilities. Significant components of the Company's deferred tax liabilities and assets are as follows:

Deferred Tax Liabilities:
     Property, plant and equipment
     Intangible assets
     Other
          Total deferred tax liabilities

Deferred Tax Assets:
     Inventories
     Post-retirement benefits
     Other employee benefits
     Losses from discontinued operations
     Alternative minimum tax
     Net operating loss carry forward
     Allowances for bad debts, claims and discounts
     Other
          Total deferred tax assets

Net deferred tax liabilities

2001 $ 33,728 1,219 2,848 37,795 22 5,532 1,613 37 3,687 2,857 2,699 2,397 18,844 $ 18,951 =======	2000 $ 31,799 522 4,085 36,406 525 4,996 1,721 214 3,240 --- 2,281 761 13,738 $ 22,668 =======

Differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income from continuing operations are reconciled as follows:

Statutory rate applied to income from continuing operations Plus state income taxes net of federal tax effect Total statutory provision (benefit)	2001 $ 376 (219) 157	2000 $ (5,557) (482) (6,039)	1999 $ 7,132 432 7,564

Increase (decrease) attributable to:
     Nondeductible amortization of intangible assets
     Nondeductible portion of travel and entertainment
     Net operating loss carryback benefit
     Other items
Total tax provision (benefit)

	206 220 --- (26) $ 557	193 246 --- (127) $ (5,727)	242 246 --- (81) $ 7,971

Income tax refunds received, net of income tax payments, for continuing and discontinued operations were $6,447 in 2001 and $5,348 in 2000. Income tax payments, net of income tax refunds received, for continuing and discontinued operations were $10,545 in 1999.

At December 29, 2001, the Company had income tax refunds receivable of $592 included in other current assets.

At December 29, 2001, the Company had federal net operating loss carry forwards of $7,300 which will expire in the year 2021. The Company also had alternative minimum tax credit carry forwards of $3,700 which have no expiration date.

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

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	2001	2000	1999

Income (loss) from continuing operations (1)
     Denominator for calculation of basic earnings per         share - weighted average shares (2)

Effect of dilutive securities:
     Stock options (3)
     Stock subscriptions (3)
     Restricted stock grants (3)

	$ 517 11,669 25 33 21	$ (10,150) 11,473 --- --- ---	$ 12,399 11,355 206 121 ---
Denominator for calculation of diluted earnings per share - weighted average shares adjusted for potential dilution (2) (3)	11,748	11,473	11,682
Earnings (loss) per share: Basic Diluted	$ 0.04 $ 0.04	$ (0.88) $ (0.88)	$ 1.09 $ 1.06

1.   No adjustments needed in the numerator for diluted calculations.
2.   Includes Common and Class B Common shares in thousands.
3.   Because their effects are anti-dilutive, excludes shares under restricted stock plans and shares issuable under stock option, and stock subscription plans, whose grant price is greater than the average market price of Common Shares outstanding at the end of the relevant period, and excludes shares issuable on conversion of subordinated debentures into shares of Common Stock. Aggregate shares excluded were 1,927 shares in 2001, 3,687 shares in 2000 and 2,835 shares in 1999.

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

In October 2001, the Company canceled outstanding options previously issued under its 1990 Incentive Stock Plan which had exercise prices ranging from $6.00 to $14.30 per share. The Company advised affected option holders that it intended to issue a reduced number of options to each holder based on a specific exchange scale and at an exercise price equal to the market price of the Company's Common Stock on the date such options are issued which would be at least six months, plus one day, subsequent to the cancellation date. Issuance of the replacement options will require a waiver of the provision in the Company's 2000 Stock Incentive Plan which limits the maximum number of shares that may be subject to awards to any one individual during a single year, and will require an amendment of such plan to increase the maximum number of shares of the Company's Common Stock which may be issued pursuant to awards thereunder. These actions with respect to the 2000 Stock Incentive Plan are being submitted for approval by the Company's shareholders at the 2002 Annual Meeting.

In 1993, the Company issued options for the purchase of 83,044 shares of Common Stock, which were immediately exercisable at prices ranging from $3.19 - $5.27 per share, in connection with the acquisition of Carriage Industries, Inc. As of December 29, 2001, options for 13,756 of these shares remain outstanding.

A summary of the option activity for the three years ended December 29, 2001:

	Number of Shares	Weighted - Average Exercise Price	Weighted - Average Fair Value of Options Granted During the Year
Outstanding at December 26, 1998 Granted at market price Exercised Forfeited Outstanding at December 25, 1999	1,926,498 128,500 (103,147) (237,250) 1,714,601	$ 7.84 8.11 7.58 6.93 7.92	$ 3.95
Granted at market price Exercised Forfeited Expired Outstanding at December 30, 2000	290,500 (1,019) (297,019) (3,057) 1,704,006	4.13 4.29 7.59 4.29 7.38	2.10
Cancelled Exercised Forfeited Outstanding at December 29, 2001	(1,059,750) --- (72,500) 571,756 ========	8.79 --- 6.32 $ 4.85 =====
Options exercisable at: December 25, 1999 December 30, 2000 December 29, 2001	603,914 1,180,007 159,167	$ 7.76 8.34 5.53

The following table summarizes information about stock options at December 29, 2001:

Options Outstanding
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted - Average Exercise Price
$ 3.875 - $5.27 5.750 - 8.81 $ 3.875 -$8.81	339,006 232,750 571,756	7.4 years 5.2 years 6.5 years	$ 4.18 5.82 $ 4.85

Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price
$ 3.875 - $5.27 5.750 - 8.81 $ 3.875 - $8.81	52,985 106,182 159,167	$ 4.96 5.82 $ 5.53
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted - average assumptions:

	2001 Grants (1)	2000 Grants	1999 Grants
Expected life Expected volatility Risk-free interest rate Dividend yield	--- --- --- ---	5 years 49.50% 6.37% 0.00%	5 years 50.10% 5.60% 0.00%

(1) There were no options granted during 2001.

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

	2001	2000	1999
Pro forma: Net income (loss) Earnings (loss) per share: Basic Diluted	$ (144) (0.01) (0.01)	$ (10,213) (0.89) (0.89)	$ 16,271 1.43 1.39

In August 1996, the Company's Board of Directors adopted a stock ownership plan applicable to the senior management of the Company for the purpose of encouraging each participant to make a significant investment in the Company's Common Stock. Pursuant to the plan, at December 29, 2001, 802,557 shares were subscribed at a weighted-average price of $6.76 per share, at December 30, 2000, 791,786 shares were subscribed at a weighted-average price of $6.74 per share, and at December 25, 1999, 620,516 shares were subscribed at a weighted-average price of $8.79 per share.

The Company also has a stock purchase plan which authorizes 108,000 shares of Common Stock for purchase by supervisory associates at the market price prevailing at the time of purchase. At December 29, 2001, 27,480 shares remained available for issue. Shares sold under this plan are held in escrow until paid for and are subject to repurchase agreements which give the Company the right of first refusal at the prevailing market price at the time of sale. The number of shares sold under the plan was 9,100 in 1999.

NOTE L - COMMITMENTS
The Company had commitments for purchases of machinery and equipment, building construction and information systems of approximately $6,829 at December 29, 2001.
The Company leases certain buildings, machinery and equipment under operating leases. Commitments for minimum rentals under non-cancelable leases are as follows:

2002 2003 2004 2006 Total	$ 7,686 7,000 4,874 1,837 909 $ 22,306 =======

The Company is party to two non-cancelable operating leases assumed by the Company as part of acquisitions made in 1999 and 2000. Rent paid to related parties during 2001 and 2000 was approximately $997 and $736, respectively.

Rental expense in 2001, 2000 and 1999 amounted to approximately $9,590, $7,127 and $2,855, respectively.
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

The profit performance measure for the Company's segments is defined as internal EBIT (earnings before interest, taxes, and other non-segment items). Assets measured in each reportable segment include long-lived assets and goodwill, inventories at current cost, and accounts receivable (without reductions for receivables sold under the Company's accounts receivable securitization program).

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

	Net Sales - External Customers			Profit Performance
Reportable Segments: Carpet manufacturing Floorcovering base materials Segment total	2001 $ 484,054 50,544 $ 534,598 ========	2000 $ 493,709 74,372 $ 568,081 ========	1999 $ 474,552 123,317 $ 597,869 ========	2001 $ 15,605 (1,098) 14,507	2000 $ (1,244) (2,490) (3,734)	1999 $ 27,584 3,038 30,622
Interest expense Other non-segment income				17,533 (4,100)	17,211 (5,068)	13,051 (2,799)
Consolidated income (loss) from continuing operations before income taxes				$ 1,074	$ (15,877)	$ 20,370

	Capital Expenditures			Depreciation and Amortization
Reportable Segments: Carpet manufacturing Floorcovering base materials Corporate Total continuing operations	2001 $ 9,607 769 1,757 $ 12,133 =======	2000 $ 25,433 18,478 6,753 $ 50,664 =======	1999 $ 21,161 13,671 495 $ 35,327 =======	2001 $ 14,135 6,686 3,186 $ 24,007 =======	2000 $ 14,225 6,788 2,427 $ 23,440 =======	1999 $ 15,398 6,328 604 $ 22,330 =======

Assets Used In Performance Measurement

Reportable Segments:
     Carpet manufacturing
     Floorcovering base materials
     Assets in Performance Measurement
Assets Not in Segment Measurements:
     Other operating assets
     Assets held for sale
Total consolidated assets

2001 $ 294,550 61,516 356,066 27,851 2,271 $ 386,188 ========	2000 $ 325,486 73,621 399,107 24,031 68 $ 423,206 =======	1999 $ 292,889 76,051 368,940 22,504 457 $ 391,901 =======

The dollar volumes and percentages of the Company's net sales to The Home Depot were approximately $82,000, or 15%, in 2001, $85,000, or 15%, in 2000 and $56,000, or 9%, in 1999. The loss of The Home Depot business could have a material adverse effect on the Company's operations. Substantially, all of the Company's sales were to domestic customers and all substantial assets were domestically based for the periods presented. Approximately 70% of the unit production volume of the Company's floorcovering base materials segment is sold to the Company's carpet manufacturing segment at cost. Intersegment sales from the Company's floorcovering base materials group to the Company's carpet manufacturing group were $140,583 in 2001, $137,328 in 2000 and $103,669 in 1999.

NOTE N - CHANGE IN ACCOUNTING METHOD FOR CERTAIN INVENTORIES

In connection with combining the manufacturing processes of the Company's Globaltex and Carriage operations, the Company changed the valuation method used for Globaltex inventories from the first-in, first-out (FIFO) method to the last in, first-out (LIFO) method effective January 1, 2000. Management believes the new method more appropriately matches current costs with current revenues, and the change results in substantially all of the Company's inventories being accounted for on the LIFO method. The effect of the change in 2000 was to increase the net loss by approximately $192 ($0.02 per share). The change had no material effect on prior periods.

NOTE O - ASSETS HELD FOR SALE

In the fourth quarter of 2001, the Company announced the closing of its Lemoore, California carpet yarn processing facility. Production was discontinued in January 2002 and substantially all of its manufacturing equipment was either sold or relocated to the Company's other yarn processing operations. As of December 29, 2001, the $2,271 carrying value of the remaining assets is classified in the Company's balance sheet as assets held for sale.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THE DIXIE GROUP, INC. AND SUBSIDIARIES
(dollars in thousands)

   COL. A

Description

Year ended December 29, 2001:
   Reserves deducted from asset accounts:
      Allowance for doubtful accounts
      Provision to reduce inventories to net         realizable value
      Provision to reduce assets held for sale         to estimated fair market value

	COL. B Balance at Beginning of Period $ 2,164 6,894 948	COL. C - - Charged to Costs and Expenses $ 1,048 -0- -0-	ADDITIONS Charged to Other Accounts - Describe $ -0- -0- -0-	COL. D Deductions - Describe $ 688 (2) 613 -0-	COL. E Balance at End of Period $ 2,524 6,281 948
Year ended December 30, 2000:
Reserves deducted from asset accounts: Allowance for doubtful accounts Provision to reduce inventories to net realizable value Provision to reduce assets held for sale to estimated fair market value	$ 1,831 4,441 1,187	$ 305 1,686(3) -0-	$ 450(1) 767 (1) -0-	$ 422(2) -0- 239 (4)	$ 2,164 6,894 948
Year ended December 25, 1999:
Reserves deducted from asset accounts: Allowance for doubtful accounts Provision to reduce inventories to net realizable value Provision to reduce assets held for sale to estimated fair market value	$ 3,772 4,972 14,484	$ 832 -0- -0-	$ 262 (1) -0- -0-	$ 3,035 (2) 531 (3) 13,297 (4)	$ 1,831 4,441 1,187

(1) Increase in reserves in connection with business combinations.
(2) Uncollectible accounts written off, net of recoveries.
(3) Current year provision or reserve reductions for inventories sold.
(4) Reserve reductions for assets sold.

ANNUAL REPORT ON FORM 10-K
ITEM 14 (c)
EXHIBITS

YEAR ENDED DECEMBER 29, 2001
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
(4.1)

Second Amended and Restated Revolving Credit and Term Loan Agreement, dated January 31, 1992, by and among Dixie Yarns, Inc. and Trust Company Bank, NationsBank of North Carolina, N.A. and Chemical Bank.

Incorporated by reference to Exhibit (4a) to Dixie's Annual Report on Form 10-K for the year ended December 28, 1991. *
(4.2)	Loan Agreement, dated February 6, 1990 between Dixie Yarns, Inc. and New York Life Insurance Company and New York Life Annuity Corporation.	Incorporated by reference to Exhibit (4d) to Dixie's Annual Report on Form 10-K for the year ended December 30, 1989. *
(4.3)	Form of Indenture, dated May 15, 1987 between Dixie Yarns, Inc. and Morgan Guaranty Trust Company of New York as Trustee.	Incorporated by reference to Exhibit 4.2 to Amendment No. 1 of Dixie's Registration Statement No. 33-140 78 on Form S-3, dated May 19, 1987.
(4.4)	Revolving Credit Loan Agreement dated as of September 16, 1991 by and among Ti-Caro, Inc. and Trust Company Bank, individually and as agent, NCNB National Bank, and Chemical Bank.	Incorporated by reference to Exhibit (4d) to Dixie's Annual Report on Form 10-K for the year ended December 28, 1991. *
(4.5)

First Amendment to Revolving Credit Loan Agreement dated as of Aguust 19, 1992 by and among Ti-Caro, Inc., T-C Threads, Inc. and Trust Company Bank, individually and as agent, NCNB National Bank, and Chemical Bank.

Incorporated by reference to Exhibit (4e) to Dixie's Annual Report on Form 10-K for the year ended December 26, 1992. *
(4.6)

First Amendment, dated August 25, 1993 to Second Amended and Restated Revolving Credit and Term Loan Agreement dated January 31, 1992, by and among Dixie Yarns, Inc. and Trust Company Bank, NationsBank of North Carolina, N.A. and Chemical Bank.

Incorporated by reference to Exhibit (4f) to Dixie's Annual Report on Form 10-K for the year ended December 25, 1993. *
(4.7)	Third Amended and Restated Credit Agreement dated March 31, 1995.	Incorporated by reference to Exhibit (4) to Dixie's Quarterly Report on Form 10-Q for the quarter ended April 1, 1995. *
(4.8)	Waiver and First Amendment to Credit Agreement dated February 27, 1996.	Incorporated by reference to Exhibit (4h) to Dixie's Annual Report on Form 10-K for the year ended December 30, 1995. *
(4.9)	Waiver and Modification Agreement dated November 1, 1996.	Incorporated by reference to Exhibit (4i) to Dixie's Annual Report on Form 10-K for the year ended December 28, 1996. *
(4.10)	Waiver Letter dated December 13, 1996.	Incorporated by reference to Exhibit (4j) to Dixie's Annual Report on Form 10-K for the year ended December 28, 1996. *
(4.11)	Second Amendment dated September 7, 1997 to the Third Amended and Restated Credit Agreement dated March 31, 1995.	Incorporated by reference to Exhibit (4) to Dixie's Quarterly Report on Form 10-Q for the quarter ended September 27, 1997. *
(4.12)	Amendment to 9.96% Senior Subordinated Notes due February 1, 2010.	Incorporated by reference to Exhibit (4l) to Dixie's Annual Report on Form 10-K for the year ended December 27, 1997. *
(4.13)	Letter Agreement dated February 17, 1998 re: Amendment to 9.96% Senior Subordinated Notes due February 1, 2010.	Incorporated by reference to Exhibit (4m) to Dixie's Annual Report on Form 10-K for the year ended December 27, 1997. *
(4.14)

Credit Agreement dated as of March 31, 1998 by and among The Dixie Group, Inc., SunTrust Bank, Atlanta, and NationsBank, N.A. and Form of Revolving Credit Note, Form of Term Note and Form of Swing Line Note.

Incorporated by reference to Exhibit (4n) to Dixie's Annual Report on Form 10-K for the year ended December 27, 1997. *
(4.15)	Waiver Letter dated August 17, 1998 from New York Life Insurance and Annuity Corporation.	Incorporated by reference to Exhibit (4o) to Dixie's Annual Report on Form 10-K for the year ended December 27, 1997. *
(4.16)	Waiver Letter dated August 17, 1998 from New York Life Insurance Company.	Incorporated by reference to Exhibit (4p) to Dixie's Annual Report on Form 10-K for the year ended December 27, 1997. *
(4.17)	Second Amendment, dated October 5, 2000 to Credit Agreement dated March 31, 1998.	Incorporated by reference to Exhibit (4.1) to Dixie's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.*
(4.18)	Third Amendment, dated November 2, 2000 to Credit Agreement dated March 31, 1998.	Incorporated by reference to Exhibit (4.2) to Dixie's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.*
(4.19)	Pledge Agreement dated November 2, 2000 between the Company and SunTrust Bank, as collateral agent.	Incorporated by reference to Exhibit (4.3) to Dixie's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.*
(4.20)	Security Agreement dated November 2, 2000 between the Company and SunTrust Bank, as collateral agent.	Incorporated by reference to Exhibit (4.4) to Dixie's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.*
(4.21)	Security Agreement dated April 30, 2001 between the Company and SunTrust Bank, as collateral agent	Incorporated by reference to Exhibit (4.1) to Dixie's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.*
(4.22)	Security Agreement dated June 15, 2001 between the Company and SunTrust Bank, as collateral agent	Incorporated by reference to Exhibit (4.2) to Dixie's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001*
(4.23)	Security Agreement dated July 20, 2001 between the Company and SunTrust Bank, as collateral agent	Incorporated by reference to Exhibit (4.3) to Dixie's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001*
(4.24)	Security Agreement dated October 15, 2001 between the Company and SunTrust Bank, as collateral agent	Incorporated by reference to Exhibit (4.4) to Dixie's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001*
(4.25)	Security Agreement dated November 30, 2001 between the Company and SunTrust Bank, as collateral agent	Filed herewith.*
(10.1)	Asset Purchase Agreement dated as of August 29, 1997 among The Dixie Group, Inc., Bretlin, Inc., Foamex L.P. and General Felt Industries, Inc.	Incorporated by reference to Exhibit (2) to Dixie'' Current Report on Form 8-K dated August 29, 1997.
(10.2)	Dixie Yarns, Inc. Incentive Stock Plan as amended.	Incorporated by reference to ANNEX A to Dixie's Proxy Statement dated March 27, 1998 for its 1998 Annual Meeting of Shareholders.
(10.3)	Form of Non-qualified Stock Option Agreement Under the Dixie Yarns, Inc. Incentive Stock Plan.	Incorporated by reference to Exhibit (10a) to Dixie's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995. *
(10.4)	Form of Amendment to Non-qualified Stock Option Agreement Under the Dixie Yarns, Inc. Incentive Stock Plan.	Incorporated by reference to Exhibit (10b) to Dixie's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995. *
(10.5)	Form of Stock Option Agreement Under the Dixie Yarns, Inc. Incentive Stock Plan as amended.	Incorporated by reference to Exhibit (10b) to Dixie's Annual Report on Form 10-K for the year ended December 28, 1996. *
(10.6)	Form of Stock Rights and Restrictions Agreement for Restricted Stock Award Under Incentive Stock Plan as amended.	Incorporated by reference to Exhibit (10v) to Dixie's Annual Report on Form 10-K for the year ended December 27, 1997. *
(10.7)	The Dixie Group, Inc. Stock Ownership Plan as amended.	Incorporated by reference to Exhibit (10w) to Dixie's Annual Report on Form 10-K for the year ended December 27, 1997. *
(10.8)	Form of Stock Subscription Agreement Under Stock Ownership Plan of The Dixie Group, Inc.	Incorporated by reference to Exhibit (10x) to Dixie's Annual Report on Form 10-K for the year ended December 27, 1997. *
(10.9)	The Dixie Group, Inc. Director's Stock Plan.	Incorporated by reference to Exhibit (10y) to Dixie's Annual Report on Form 10-K for the year ended December 27, 1997. *
(10.10)	Asset Purchase Agreement dated January 8, 1999, by and between Multitex Corporation of America and The Dixie Group, Inc.	Incorporated by reference to Exhibit (10) to Dixie's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999. *
(10.11)	The Dixie Group, Inc. New Non-qualified Retirement Savings Plan effective August 1, 1999.	Incorporated by reference to Exhibit (10.1) to Dixie's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999. *
(10.12)	The Dixie Group, Inc. Deferred Compensation Plan Amended and Restated Master Trust Agreement effective as of August 1, 1999.	Incorporated by reference to Exhibit (10.2) to Dixie's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999. *
(10.13)	Asset Purchase Agreement dated as of May 7, 1999, between R. L. Stowe Mills, Inc., and The Dixie Group, Inc.	Incorporated by reference to Exhibit (10.3) to Dixie's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999. *
(10.14)	Stock Purchase Agreement dated as of July 1, 2000, by and among the Company and the stockholders of Fabrica International, Inc. named therein.	Incorporated by reference to Exhibit (2.1) to Dixie's Current Report on Form 8-K dated July 1, 2000.*
(10.15)	Stock Purchase Agreement dated as of July 1, 2000, by and among the Company and all of the stockholders of Chroma Technologies, Inc.	Incorporated by reference to Exhibit (2.2) to Dixie's Current Report on Form 8-K dated July 1, 2000.*
(10.16)	Pledge and Security Agreement, dated July 1, 2000, by and among the Company and Scott D. Guenther.	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated July 1, 2000.*
(10.17)	Pledge and Security Agreement, dated July 1, 2000, by and among the Company, Albert A. Frink, the Albert A. Frink and Denise Frink Charitable Remainder Unitrust and the Albert A. Frink Loving Trust.	Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated July 1, 2000.*
(10.18)	Receivables Purchase Agreement dated as of June 23, 2000 between Dixie Funding II, Inc., as Purchaser, and The Dixie Group, Inc., as Originator.	Incorporated by reference to Exhibit (10.1) to Amendment No. 1 on Form 10-Q/A to Dixie's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000.*
(10.19)

Loan Agreement dated as of June 23, 2000 by and among Dixie Funding II, Inc., as Borrower, The Dixie Group, Inc., as Servicer, Three Pillars Funding Corporation, as Lender, and SunTrust Equitable Securities Corporation, as Administrator.

Incorporated by reference to Exhibit (10.2) to Amendment No. 1 on Form 10-Q/A to Dixie's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000.*
(10.20)	The Dixie Group, Inc. Stock Incentive Plan	Incorporated by reference to Annex A to Dixie's Proxy Statement dated April 6, 2000 for its 2000 Annual Meeting of Shareholders.
(10.21)

Amended and restated stock purchase agreement by and among The Dixie Group, Inc., and Scott D. Guenther, Royce R. Renfroe, and the Albert A. Frink and Denise Frink Charitable Remainder Unitrust and the Albert A. Frink Loving Trust dated September 8, 2000.

Incorporated by reference to Exhibit (10.1) to Dixie's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
(10.22)	Pledge and security agreement dated September 8, 2000.	Incorporated by reference to Exhibit (10.2) to Dixie's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
(10.23)	Form of Stock Option Agreement under The Dixie Group, Inc. Stock Incentive Plan.	Filed herewith.

(10.24)	The Dixie Group, Inc. 2001 Leadership & Performance Incentive Award Plan and Form of Individual Award thereunder.	Filed herewith.

(21)	Subsidiaries of the Registrant.	Filed herewith.

(23)	Consent of Ernst & Young LLP.	Filed herewith.
* Commission File No. 0-2585

EXHIBIT 21.   SUBSIDIARIES OF THE DIXIE GROUP, INC.
SUBSIDIARIES OF THE DIXIE GROUP, INC.
SUBSIDIARY	STATE/COUNTRY OF INCORPORATION
CARRIAGE INDUSTRIES, INC. CHROMA TECHNOLOGIES, INC. DIXIE EXPORT, INC. DIXIE FUNDING II, INC. FABRICA INTERNATIONAL	GA CA USVI TN CA
SUBSIDIARIES OF CARRIAGE INDUSTRIES, INC.
BRETLIN, INC. CANDLEWICK YARNS, INC. DIXIE GROUP LOGISTICS, INC.	GA TN GA

EXHIBIT 23.   CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-30473) pertaining to the Employee Stock Purchase Plan of The Dixie Group, Inc., the Registration Statement (Form S-8 No. 33-59564) pertaining to options to acquire Common Stock of The Dixie Group, Inc. issued in connection with the acquisition of Carriage Industries, Inc., the Registration Statement (Form S-8 No. 33-42615 and No. 333-81163) pertaining to the Incentive Stock Option Plan of The Dixie Group, Inc., Post-Effective Amendment Number 2 to the Registration Statements (Form S-8 No. 2-20604 and No. 2-56744) pertaining to the Employee Stock Purchase Plan and Employee Stock Option Plan of The Dixie Group, Inc., and the Registration Statement (Form S-8 No. 333-80971) pertaining to the Core Leadership Team Stock Ownership Plan of The Dixie Group, Inc. of our report dated February 12, 2002, with respect to the consolidated financial statements and schedule of The Dixie Group, Inc. included in the Annual Report (Form 10-K) for the year ended December 29, 2001.

ERNST & YOUNG LLP

Chattanooga, Tennessee
March 29, 2002