Form 10-Q
period 2002-03-30
DIXIE GROUP INC
filed 2002-05-14
CIK 29332

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

Commission File Number: 0-2585

                 THE DIXIE GROUP, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-0183370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
345-B Nowlin Lane Chattanooga, Tennessee (Address of principal executive offices)	37421 (Zip Code)
(423) 510-7010 Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.
Class Common Stock, $3 Par Value Class B Common Stock, $3 Par Value Class C Common Stock, $3 Par Value	Outstanding as of May 6, 2002 10,926,990 shares 795,970 shares 0 shares

THE DIXIE GROUP, INC.
INDEX

Part I. Financial Information:	Page No.
Item 1 -- Financial Statements
Consolidated Condensed Balance Sheets -- March 30, 2002 and December 29, 2001	3 - 4
Consolidated Condensed Statements of Operations -- Three Months Ended March 30, 2002 and March 31, 2001	5
Consolidated Condensed Statements of Cash Flows -- Three Months Ended March 30, 2002 and March 31, 2001	6
Consolidated Condensed Statement of Stockholders' Equity -- Three Months Ended March 30, 2002	7
Notes to Consolidated Condensed Financial Statements	8 - 13
Item 2 -- Management's Discussion and Analysis of Results of Operations and Financial Condition	14 - 15
Item 3 -- Quantitative and Qualitative Disclosures about Market Risk	16
Part II. Other Information:
Item 1 -- Legal Proceedings	17
Item 2 -- Changes in Securities and Use of Proceeds	18
Item 3 -- Defaults Upon Senior Securities	18
Item 4 -- Submission of Matters to a Vote of Security Holders	18
Item 5 -- Other Information	18
Item 6 -- Exhibits and Reports on Form 8-K	18

  PART I -- ITEM 1
FINANCIAL INFORMATION

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED BALANCE SHEETS (dollars in thousands, except per share data)

	(Unaudited)
	March 30, 2002	December 29, 2001
ASSETS	--------------------	---------------------
CURRENT ASSETS
Cash and cash equivalents	$ 2,012	$ 1,412
Accounts receivable (less allowance for doubtful
accounts of $2,486 for 2002 and $2,524 for 2001)	19,268	18,144
Inventories	96,726	92,899
Assets held for sale	2,018	2,271
Other	10,079	9,538
	--------------------	---------------------
TOTAL CURRENT ASSETS	130,103	124,264

PROPERTY, PLANT AND EQUIPMENT	325,468	321,651
Less accumulated amortization and depreciation	(149,870)	(144,397)
	--------------------	---------------------
NET PROPERTY, PLANT AND EQUIPMENT	175,598	177,254

INTANGIBLE ASSETS (less accumulated amortization of
$9,103 for 2002 and 2001)	50,197	50,197

INVESTMENT IN AFFILIATE	12,667	12,575

OTHER ASSETS	22,819	21,898
	----------------------	----------------------
TOTAL ASSETS	$ 391,384	$ 386,188
	============	============

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands, except per share data)
	(Unaudited)
	March 30,	December 29,
	2002	2001
LIABILITIES AND STOCKHOLDERS' EQUITY	-----------------------	-------------------
CURRENT LIABILITIES
Accounts payable	$ 52,102	$ 42,547
Accrued expenses	26,320	30,605
Current portion of long-term debt	15,510	14,497
	-----------------------	---------------------
TOTAL CURRENT LIABILITIES	93,932	87,649

LONG-TERM DEBT
Senior indebtedness	86,179	85,798
Subordinated notes	33,333	35,714
Convertible subordinated debentures	32,237	32,237
	-----------------------	---------------------
TOTAL LONG-TERM DEBT	151,749	153,749

OTHER LIABILITIES	12,909	13,926

DEFERRED INCOME TAXES	25,584	24,639

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized
	80,000,000 shares, issued - 14,226,315 shares
for 2002 and 2001	42,679	42,679
Class B Common Stock ($3 par value per share):
	Authorized 16,000,000 shares, issued - 795,970
shares for 2002 and 2001	2,388	2,388
Common Stock subscribed - 802,557 shares for
2002 and 2001	2,408	2,408
Additional paid-in capital	132,928	132,922
Stock subscriptions receivable	(5,429)	(5,429)
Unearned stock compensation	(31)	(44)
Accumulated deficit	(10,972)	(11,468)
Accumulated other comprehensive loss	(3,307)	(3,762)
	-----------------------	---------------------
	160,664	159,694
Less Common Stock in treasury at cost - 3,277,651
shares for 2002 and 3,281,109 shares for 2001	(53,454)	(53,469)
	-----------------------	---------------------
TOTAL STOCKHOLDERS' EQUITY	107,210	106,225
	-----------------------	---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 391,384	$ 386,188
	============	============

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended
	---------------------------------------------------
	March 30,	March 31,
	2002	2001
	-----------------------	----------------------
NET SALES	$ 123,324	$ 133,097
Cost of sales	95,442	106,831
	-----------------------	----------------------
GROSS PROFIT	27,882	26,266
Selling and administrative expenses	23,185	24,629
Other (income) expenses - net	(472)	1,133
	-----------------------	----------------------
INCOME BEFORE INTEREST AND TAXES	5,169	504
Interest expense	4,384	4,796
	-----------------------	----------------------
INCOME (LOSS) BEFORE TAXES	785	(4,292)
Income tax provision (benefit)	289	(1,591)
	-----------------------	----------------------
NET INCOME (LOSS)	$ 496	$ (2,701)
	=============	============
BASIC EARNINGS (LOSS) PER SHARE:
Net income (loss)	$ 0.04	$ (0.24)

SHARES OUTSTANDING	11,685	11,479

DILUTED EARNINGS (LOSS) PER SHARE:
Net income (loss)	$ 0.04	$ (0.24)

SHARES OUTSTANDING	11,795	11,479

DIVIDENDS PER SHARE:
Common Stock	-	-
Class B Common Stock	-	-

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)
	Three Months Ended
	------------------------------------------
	March 30,	March 31,
	2002	2001
	------------------	------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 496	$ (2,701)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	6,106	6,303
Provision (benefit) for deferred income taxes	367	(1,319)
(Gain) loss on property, plant and equipment disposals	(828)	301
Changes in operating assets and liabilities	(1,583)	(909)
	------------------	------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,558	1,675

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	1,131	-
Purchase of property, plant and equipment	(3,129)	(4,953)
Investment in affiliate	(157)	(343)
Additional cash paid in business combination	(489)	-
	------------------	------------------
NET CASH USED IN INVESTING ACTIVITIES	(2,644)	(5,296)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in credit line borrowings	8,719	5,476
Payments under term loan facility	(8,181)	(1,636)
Payments on subordinated indebtedness	(2,381)	(2,381)
Other	529	923
	------------------	------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,314)	2,382
	------------------	------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	600	(1,239)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,412	2,591
	------------------	------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 2,012	$ 1,352
	==========	==========
SUPPLEMENTAL CASH FLOW INFORMATION
Purchase of equipment with note payable	$ 1,204	$ 1,013
Interest paid	4,746	4,984
Income taxes paid, net of tax refunds (received)	(320)	(904)

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED) (dollars in thousands)

	Common Stock and Class B Common Stock	Common Stock Subscribed	Additional Paid-In Capital	Other	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total Stockholders' Equity
Balance at December 29, 2001	$ 45,067	$ 2,408	$ 132,922	$ (5,473)	$ (11,468)	$ (3,762)	$ (53,469)	$ 106,225

Common Stock acquired
for treasury - 72,257
shares							(327)	(327)
Re-issuance of treasury
shares - 75,715 shares			6				342	348
Amortization of restricted
stock grants				13				13
Comprehensive income						455		455
Net income for the year					496			496
	---------------	---------------	---------------	--------------	---------------	--------------------	---------------	---------------
Balance at March 30, 2002	$ 45,067	$ 2,408	$ 132,928	$ (5,460)	$ (10,972)	$ (3,307)	$ (53,454)	$ 107,210
	=========	=========	=========	========	=========	============	=========	=========

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
In the opinion of management, all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included. Operating results for the three months ended March 30, 2002 are not necessarily indicative of the results that may be expected for the entire year.

New Accounting Standard: At March 30, 2002, the Company had unamortized goodwill in the amount of $50,197, representing 12.8% of total assets and 46.8% of total equity. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting
Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets". SFAS 142 provides that goodwill and certain other intangible assets no longer will be amortized but will be tested for impairment at least annually. SFAS 142 will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. The Company currently is evaluating the effect of the application of SFAS 142 on the carrying value of its goodwill.
NOTE B - ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM
The Company's accounts receivable securtization program provides up to $60,000 of funding. Under the agreement, a significant portion of the Company's accounts receivable are sold, on a revolving basis, to a special purpose wholly-owned subsidiary, which assigns such accounts to an independent issuer of receivables-backed commercial paper as security for amounts borrowed by the special purpose subsidiary. The transaction is accounted for as a sale of accounts receivable.
Accordingly, the undivided interest in receivables sold under the agreement are excluded from the Company's balance sheet. Amounts sold under this agreement were $29,951 at March 30, 2002 and $25,951 at
December 29, 2001. The accounts receivable securitization program was terminated and all amounts borrowed under the arrangement were re-paid on May 14, 2002 when the Company replaced its senior credit facility.
NOTE C - INVENTORIES
Inventories are stated at the lower of cost or market. The last in, first out (LIFO) cost method was used to determine cost for substantially all inventories at March 30, 2002 and December
29, 2001.
Inventories are summarized as follows:
	March 30,	December 29,
	2002	2001
	----------------------	----------------------
Raw Materials	$ 23,809	$ 24,018
Work-in-process	16,940	15,855
Finished goods	53,931	50,767
Supplies, repair parts and other	2,046	2,259
	----------------------	----------------------
Total inventories	$ 96,726	$ 92,899
	============	============

NOTE D - LONG-TERM DEBT AND CREDIT ARRANGEMENTS
Long-term debt consists of the following:
	March 30,	December 29,
	2002	2001
Senior indebtedness	----------------------	----------------------
Credit line borrowings	$ 70,413	$ 61,694
Term Loan	14,476	22,657
Other	9,538	8,682
	----------------------	----------------------
Total senior indebtedness	94,427	93,033
Subordinated notes	38,095	40,476
Convertible subordinated debentures	34,737	34,737
	------------------	------------------
Total long-term debt	167,259	168,246
Less current portion	(15,510)	(14,497)
	----------------------	----------------------
Total long-term debt (less current portion)	$ 151,749	$ 153,749
	============	============

On May 14, 2002, the Company entered into a revolving credit and term-loan facility with a new group of lenders to replace the Company's 1998 senior credit facility and its accounts receivable securitization program.
The credit agreement provides the lender with a security interest in substantially all of the Company's assets, contains financial covenants relating to fixed charges, debt, net worth, and borrowing availability and does not permit the payment of dividends. The new credit facility provides revolving credit of up to $110,000 through a five-year commitment period and a $40,000 term-loan. The level of the Company's accounts receivable and inventory limit borrowing availability under the revolving credit facility. The term loan is payable in quarterly installments of $1,429 beginning August 1, 2002 and due in May 2007. Interest rates available under the facility may be selected from a number of options that effectively allow for borrowing at rates ranging from the lender's prime rate to the lender's prime rate plus 1.0%. Commitment fees, ranging from .375% to .50% per annum are payable on the average daily unused balance of the revolving credit facility. On May 14, 2002, the unused borrowing capacity under the new credit facility was approximately $22,000.
NOTE E - FINANCIAL INSTRUMENTS

The Company is party to an interest rate swap agreement to adjust a proportion of total debt that is subject to variable interest rates. Under the interest rate swap agreement, the Company pays a fixed rate of interest times a notional principal amount, and receives in return an amount equal to a specified variable rate of interest times the same notional principal. The interest rate swap agreement's fair value is reflected on the balance sheet and related gains and losses are deferred in other comprehensive income. As of March 30, 2002, the Company had an interest rate swap agreement outstanding for $70,000, which will be in effect until March 2003. Under the terms of the swap agreement, the Company pays a fixed interest rate of 6.75%. The fair value of the swap agreement as of March 30, 2002 was a liability of $3,282. Changes in the fair value since December
29, 2001 resulted in an unrealized gain, net of taxes, of $455 and, accordingly, the unrealized gain is recorded in other comprehensive income.
NOTE F - EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:
	March 30,	March 31,
	2002	2001
	----------------------	----------------------
Net income (loss) (1)	$ 496	$ (2,701)

Denominator for calculation of basic earnings per
share - weighted average shares (2)	11,685	11,479

Effect of dilutive securities:
Stock options (3)	36	-
Stock subscriptions (3)	47	-
Restricted stock grants (3)	27	-

Denominator for calculation of diluted earnings per
share - weighted average shares adjusted for
potential dilution (2) (3)	11,795	11,479

Earnings (loss) per share:
Basic	$ 0.04	$ (0.24)
Diluted	$ 0.04	$ (0.24)

(1)	No adjustments needed in the numerator for diluted calculations.
(2)	Includes Common and Class B Common shares in thousands.
(3)	Because their effects are anti-dilutive, excludes shares under restricted stock plans and shares issuable under stock option, and stock subscription plans, whose grant price is greater than the average market price of Common Shares at the end of the relevant period, and excludes shares issuable on conversion of subordinated debentures into shares of Common Stock. Aggregate shares excluded were 1,958 in 2002 and
3,689 shares in 2001.
NOTE G - COMPREHENSIVE INCOME

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:
	March 30,	March 31,
	2002	2001
	----------------------	----------------------
Net income (loss)	$ 496	$ (2,701)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap
agreement, net of taxes of $291 for 2002 and
$975 for 2001	455	(1,525)
	----------------------	----------------------
Comprehensive income (loss)	$ 951	$ (4,226)
	============	============
NOTE H - SEGMENT INFORMATION
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

The profit performance measure for the Company's segments is defined as internal EBIT
(earnings before interest, taxes, and other non-segment items). Assets measured in each reportable segment include long-lived assets and goodwill, inventories and accounts receivable (without reductions for receivables sold under the Company's accounts receivable securitization program).

Allocations of corporate, general and administrative expenses are used in the determination of segment profit performance; however, assets of the corporate departments are not used in the segment asset performance measurement. Expenses incurred for the amortization of goodwill were recognized in segment profit performance for periods prior to fiscal 2002. However, only selected intangible assets are included in the asset performance measurement.
	March 30,	March 31,
	2002	2001
Net sales - external customers	---------------------	---------------------
Carpet manufacturing	$ 112,746	$ 117,417
Floorcovering base materials	10,578	15,680
	---------------------	---------------------
Segment total	$ 123,324	$ 133,097
	============	=============
Intersegmental sales
Carpet manufacturing	$ -	$ -
Floorcovering base materials	37,589	33,553
	---------------------	---------------------
Total intersegmental sales	$ 37,589	$ 33,553
	============	=============
Profit performance
Carpet manufacturing	$ 4,338	$ 1,102
Floorcovering base materials	755	(856)
	---------------------	---------------------
Segment total	5,093	246
Interest expense	4,384	4,796
Other non-segment income	(76)	(258)
	---------------------	---------------------
Consolidated income (loss) before taxes	$ 785	$ (4,292)
	===========	============

	March 30,	December 29,
	2002	2001
	---------------------	---------------------
Assets used in performance measurement
Carpet manufacturing	$ 59,967	$ 294,550
Floorcovering base materials	303,477	61,516
	---------------------	---------------------
Assets in performance measurement	363,444	356,066

Assets not in performance measurement
Other operating assets	25,922	27,851
Assets held for sale	2,018	2,271
	---------------------	---------------------
Total consolidated assets	$ 391,384	$ 386,188
	============	=============
NOTE I - COMMITMENTS
On July 1, 2000, the Company acquired the stock of Fabrica International, Inc. for $9,246 cash.
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
NOTE J - SUBSEQUENT EVENTS
On May 8, 2002, the Company sold its Calhoun, Georgia, extrusion manufacturing facility for $30,800. The transaction included a three-year supply agreement with the purchaser. The sale of the facility is expected to result in an after-tax gain exceeding $3,000.

On May 14, 2002, the Company entered into a new five-year secured senior credit facility. See Note D.

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is presented to update the discussion of results of operations and financial condition included in the Company's 2001 annual report (dollar amounts in thousands, except per share data).

RESULTS OF OPERATIONS

Net income for the quarter ended March 30, 2002 was $496, or $0.04 per diluted share, compared with a net loss of $2,701, or $0.24 per diluted share for the first quarter of 2001 Results for the first quarter 2002 and 2001 included the following unusual items. The first quarter 2002 included a pre-tax gain of $800 from the sale of excess equipment, which was principally offset by costs to close a carpet yarn processing facility in California. The first quarter 2001 included $1,453 ($900 after-tax), or $0.08 per diluted share of charges related to workforce reductions and asset write-offs.

The Company's operations are segmented based on product similarities. Accordingly, its two reportable segments are Carpet Manufacturing and Floorcovering Base Materials. The Company's Carpet Manufacturing segment is a leading carpet and rug manufacturer and supplier to higher-end residential and commercial customers through Masland Carpets and Fabrica International, to consumers through major retailers under Bretlin, Globaltex and Alliance brands, and to the factory-built housing and recreational vehicle markets through Carriage Carpets. The Company's Floorcovering Base Materials segment supplies carpet yarns to the Company's Carpet Manufacturing segment, and to a lesser extent, to external customers in specialty carpet yarn markets.

Sales of the Company's Carpet Manufacturing segment were $112,746 in the quarter ended March 30, 2002, down 4%, compared with sales of $117,417 in the comparable 2001 period. Sales in the Company's Floorcovering Base Materials segment were $10,578 in the quarter ended March 30, 2002, down 32% compared with sales of $15,680 in the comparable 2001 period. The decline in carpet sales was principally attributable to softness in home center and commercial markets, which more than offset improved sales to the factory-built housing industry. The lower floorcovering base materials sales reflect the company strategy to de-emphasize its external carpet yarn business.

The profit performance measure of the Company's business segments is internal EBIT (earnings before interest, taxes and non-segment items). Costs of the Company's accounts receivable securitization program are treated as expenses of the Company's business segments. For a reconciliation of internal EBIT to consolidated income (loss) from continuing operations before income taxes, see Note H to the Company's consolidated financial statements.

Excluding the unusual items, described above, carpet manufacturing results reflected a gross margin of $27,195, or 24.1% of sales and an internal EBIT of $4,619, or 4.1% of sales in the first quarter 2002, compared with a gross margin of $26,165, or 22.3% of sales and an internal EBIT of $2,605, or 2.2% of sales in the first quarter of 2001. Floorcovering base materials results reflected a gross margin of $1,352, or 12.8% of sales and an internal EBIT of $619, or 5.9% of sales in the first quarter 2002, compared with a gross margin of $483, or 3.1% of sales and a $635 internal EBIT loss in the first quarter 2001. The improved results are principally attributable to changes the Company made in its cost structure during the past year and a half. During this period, the Company consolidated its North Georgia carpet operations, reduced its workforce by 25% and substantially lowered its manufacturing and administrative costs.

Excluding severance costs associated with the first quarter 2001 workforce reduction, selling and administrative expenses declined $723 in the quarter ended March 30, 2002 compared with the first quarter of 2001. Such cost were 18.8% of sales in 2002 compared with 18.0% in 2001 as a result of the lower sales in the 2002 reporting period.

"Other (income) expense - net" reflected an improvement of $1,605 in the quarter ended March 30, 2002 compared with the comparable 2001 reporting period. The improvement is primarily a result of the $800 gain on the sale of excess assets in 2002 and a $350 asset write-off in 2001.

Interest expense decreased in the first quarter of 2002 compared with the first quarter 2001 due to lower levels of debt.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities, including $4,000 of funding under the Company's accounts receivable securization program, amounted to $4,558 for the first quarter of 2002. These funds financed the Company's operations, capital expenditure programs and a $987 reduction in debt.

During the first quarter of 2002, capital expenditures were $3,129 while depreciation and amortization was $6,106. The Company expects capital expenditures to be approximately $12,500 during the fiscal year 2002, while depreciation and amortization is expected to be approximately $21,000.

A major focus of the Company's strategy has been debt reduction. Since the high point of the Company's debt on August 11, 2000, through March 30, 2002, the Company reduced debt, including amounts advanced under its accounts receivable securitization agreement by $68,208. In May 2002, the Company sold its extrusion manufacturing facility for $30,800 and entered into a three-year supply agreement with the purchaser. Net proceeds from the sale were used to further reduce debt. The sale is expected to result in an after-tax gain exceeding $3,000 that will be recorded in the second quarter 2002.

On May 14, 2002, the Company entered into a secured revolving credit and term-loan facility with a new group of lenders to replace the Company's 1998 senior credit facility and its accounts receivable securitization program. The new credit facility provides revolving credit of up to $110,000 through a five-year commitment period and a $40,000 term-loan. The level of the Company's accounts receivables and inventories limit borrowing availability under the revolving credit facility. The term-loan is payable in quarterly installments of $1,429 beginning august 1, 2002 and is due in May 2007. Interest rates available under the new credit facility may be selected by the Company from a number of options that effectively allow for borrowing at rates ranging from the lender's prime rate to the lender's prime rate plus 1.0%. Commitment fees, ranging from .375% to .50% per annum are payable on the average daily unused balance of the revolving credit facility. On May 14, 2002, the unused borrowing capacity of the revolving credit facility was approximately $22,000.

The purchase agreement for the July 2000 acquisition of Fabrica International provides for contingent consideration of $50,000 if Fabrica's cumulative gross sales exceed certain levels for the thirty-nine month period beginning April 1, 2000. Based on Fabrica's sales through March 30, 2002, the Company believes this sales level should be achieved and the contingent consideration will become payable in April 2003. The agreement also provides for an additional contingent amount of up to $2,500 to be paid in April 2005 if Fabrica's cumulative earnings before interest and taxes for the five-year period beginning January 2000 exceed certain levels. The Company expects that any contingent payments under the agreement would be treated as additional costs of the acquisition. The acquisition of the Company's interest in Chroma Systems Partners in 2000 is subject to an adjustment generally equal to the Company's share of Chroma's income or loss for the three years ending June 30, 2003, less $1,800. A significant portion of the amounts due by the Company as a result of this adjustment is paid monthly. The Company's investment in Fabrica and Chroma secures the Company's obligation to make the contingent payments.

The Company believes its operating cash flows and credit availability under the new senior credit facility are adequate to finance the Company's normal liquidity requirements. However, significant additional cash expenditures beyond such requirements, including the Fabrica purchase contingency, expected to become due in April 2003, could require supplemental financing or other sources of funding. There can be no assurance that other sources of funding can be obtained or will be obtained on terms favorable to the Company.

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

PART I - ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has market risk exposure for potential fluctuations in its variable rate long-term debt instruments. The Company uses derivative instruments, currently interest rate swaps, to minimize interest rate volatility. At March 30, 2002, the Company is party to an interest rate swap agreement through March 2003, under which the Company pays a fixed rate of interest times the notional principal amount of $70,000 and receives a variable rate of interest times the same notional principal amount. The fixed interest rate per the agreement is 6.75%. The variable rate as of March 30, 2002 was 1.88%. The cumulative fair value of the agreement as of March 30, 2002 was a liability of approximately $3,282, which was recorded in accrued expenses with the offset to accumulated other comprehensive loss, net of taxes of $1,280.

PART II. OTHER INFORMATION
Item 1 -	Legal Proceedings. None.
Item 2 -	Changes in Securities and Use of Proceeds. None.
Item 3 -	Defaults Upon Senior Securities. None.
Item 4 -	Submission of Matters to a Vote of Security Holders. None.
Item 5 -	Other Information. None.
Item 6 -	Exhibits.
(a)	Exhibits
	No.	Description
	4.1	Fifth Amendment, dated March 29, 2002 to Credit Agreement dated March 31, 1998.
(b)	Report on Form 8-K
No reports on Form 8-K were filed by the Registrant during the three month period ended March 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.
THE DIXIE GROUP, INC. (Registrant)
May 14, 2002 Date
/s/ GARY A. HARMON Gary A. Harmon Vice President and Chief Financial Officer

/s/ D. EUGENE LASATER D. Eugene Lasater Controller