Form 10-Q
period 2002-06-29
DIXIE GROUP INC
filed 2002-08-13
CIK 29332

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

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

Yes [X]	No [ ]
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.
Class Common Stock, $3 Par Value Class B Common Stock, $3 Par Value Class C Common Stock, $3 Par Value	Outstanding as of August 9, 2002 10,952,705 shares 795,970 shares 0 shares

THE DIXIE GROUP, INC.
INDEX

Part I. Financial Information:	Page No.
Item 1 -- Financial Statements
Consolidated Condensed Balance Sheets -- June 29, 2002 and December 29, 2001	3 - 4
Consolidated Condensed Statements of Operations -- Three and Six Months Ended June 29, 2002 and June 30, 2001	5
Consolidated Condensed Statements of Cash Flows -- Six Months Ended June 29, 2002 and June 30, 2001	6
Consolidated Condensed Statement of Stockholders' Equity -- Six Months Ended June 29, 2002	7
Notes to Consolidated Condensed Financial Statements	8 - 13
Item 2 -- Management's Discussion and Analysis of Results of Operations and Financial Condition	14 - 19
Item 3 -- Quantitative and Qualitative Disclosures about Market Risk	19
Part II. Other Information:
Item 1 -- Legal Proceedings	20
Item 2 -- Changes in Securities and Use of Proceeds	20
Item 3 -- Defaults Upon Senior Securities	20
Item 4 -- Submission of Matters to a Vote of Security Holders	20
Item 5 -- Other Information	20
Item 6 -- Exhibits and Reports on Form 8-K	21

  PART I -- ITEM 1
FINANCIAL INFORMATION

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED) (dollars in thousands, except per share data)
	June 29,	December 29,
	2002	2001
ASSETS	---------------	-------------------
CURRENT ASSETS
Cash and cash equivalents	$ 4,669	$ 1,412
Accounts receivable (less allowance for doubtful
accounts of $2,594 for 2002 and $2,524 for 2001)	53,021	18,144
Inventories	97,305	92,899
Assets held for sale	1,922	2,271
Other	10,487	9,538
	--------------	-------------
TOTAL CURRENT ASSETS	167,404	124,264

PROPERTY, PLANT AND EQUIPMENT	290,591	321,651
Less accumulated amortization and depreciation	(140,751)	(144,397)
	---------------	--------------
NET PROPERTY, PLANT AND EQUIPMENT	149,840	177,254

INTANGIBLE ASSETS (less accumulated amortization of
$9,103 for 2002 and 2001)	99,303	50,197

INVESTMENT IN AFFILIATE	13,015	12,575

OTHER ASSETS	20,374	21,898
	---------------	---------------
TOTAL ASSETS	$ 449,936	$ 386,188
	=========	=========

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except per share data)
	June 29,	December 29,
	2002	2001
LIABILITIES AND STOCKHOLDERS' EQUITY	---------------	------------------
CURRENT LIABILITIES
Accounts payable	$ 51,196	$ 42,547
Accrued expenses	33,333	30,605
Accrued purchase contingency	50,000	-
Current portion of long-term debt	14,381	14,497
	---------------	---------------
TOTAL CURRENT LIABILITIES	148,910	87,649

LONG-TERM DEBT
Senior indebtedness	86,520	85,798
Subordinated notes	33,333	35,714
Convertible subordinated debentures	29,737	32,237
	---------------	---------------
TOTAL LONG-TERM DEBT	149,590	153,749

OTHER LIABILITIES	15,257	13,926

DEFERRED INCOME TAXES	25,656	24,639

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized
	80,000,000 shares, issued - 14,272,234 shares
for 2002 and 14,226,315 shares for 2001	42,817	42,679
Class B Common Stock ($3 par value per share):
	Authorized 16,000,000 shares, issued - 795,970
shares for 2002 and 2001	2,388	2,388
Common Stock subscribed - 699,332 shares for
2002 and 802,557 shares for 2001	2,098	2,408
Additional paid-in capital	132,700	132,922
Stock subscriptions receivable	(5,029)	(5,429)
Unearned stock compensation	(5)	(44)
Accumulated deficit	(7,936)	(11,468)
Accumulated other comprehensive loss	(2,840)	(3,762)
	---------------	----------------
	164,193	159,694
Less Common Stock in treasury at cost - 3,316,796
shares for 2002 and 3,281,109 shares for 2001	(53,670)	(53,469)
	---------------	----------------
TOTAL STOCKHOLDERS' EQUITY	110,523	106,225
	---------------	----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 449,936	$ 386,188
	==========	=========

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)
	Three Months Ended		Six Months Ended
	-------------------------------------------		------------------------------------------
	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001
	---------------	---------------	---------------	---------------
NET SALES	$ 139,977	$ 145,479	$ 263,301	$ 278,576
Cost of sales	105,513	114,635	200,956	221,466
	---------------	---------------	---------------	--------------
GROSS PROFIT	34,464	30,844	62,345	57,110
Selling and administrative expenses	24,801	25,397	47,985	50,026
Other (income) expenses - net	417	533	(55)	1,666
	---------------	--------------	--------------	-------------
INCOME BEFORE INTEREST AND TAXES	9,246	4,914	14,415	5,418
Interest Expense	4,302	4,527	8,686	9,323
	---------------	--------------	--------------	-------------
INCOME (LOSS) BEFORE TAXES	4,944	387	5,729	(3,905)
Income tax provision (benefit)	1,908	199	2,197	(1,392)
	---------------	--------------	--------------	-------------
NET INCOME (LOSS)	$ 3,036	$ 188	$ 3,532	$ (2,513)

	========	========	========	========
BASIC EARNINGS (LOSS) PER SHARE:
Net income (loss)	0.26	0.02	0.30	(0.22)

SHARES OUTSTANDING	11,718	11,722	11,702	11,600

DILUTED EARNINGS (LOSS) PER SHARE:
Net income (loss)	0.25	0.02	0.30	(0.22)

SHARES OUTSTANDING	11,941	11,765	11,868	11,600

DIVIDENDS PER SHARE:
Common Stock	-	-	-	-
Class B Common Stock	-	-	-	-

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)
	Six Months Ended
	------------------------------------------
	June 29,	June 30,
	2002	2001
	---------------	------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 3,532	$ (2,513)
Adjustments to reconcile net income (loss) to net
cash (used in) provided by operating activities:
Depreciation and amortization	11,932	12,803
Benefit for deferred income taxes	(582)	(1,823)
Gain on property, plant and equipment disposals	(3,956)	(91)
Changes in operating assets and liabilities:
Accounts receivable	(34,877)	(10,517)
Other operating assets and liabilities	5,894	21,906
	----------------	--------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(18,057)	19,765

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	31,516	2,412
Purchase of property, plant and equipment	(4,324)	(7,739)
Investment in affiliate	(570)	(826)
Additional cash paid in business combination	(489)	(496)
	---------------	--------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	26,133	(6,649)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on previous credit and term loan facility	(84,351)	(9,072)
Net borrowings on current credit and term loan facility	84,958	-
Payments on subordinated indebtedness	(4,881)	(4,881)
Other	(545)	204
	----------------	--------------
NET CASH USED IN FINANCING ACTIVITIES	(4,819)	(13,749)
	----------------	--------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,257	(633)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,412	2,591
	----------------	--------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 4,669	$ 1,958
	========	========

SUPPLEMENTAL CASH FLOW INFORMATION
Purchase of equipment with note payable	$ 1,204	$ 1,014
Interest paid	8,113	9,737
Income taxes paid, net of tax refunds (received)	116	(5,192)
Treasury stock issued	348	1,329

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED) (dollars in thousands)
	Common Stock and Class B Common Stock	Common Stock Subscribed	Additional Paid-In Capital	Other	Retained Earnings (Deficit)	Other Comprehensive Income	Accumulated Common Stock in Treasury	Total Stockholders' Equity
	--------------	--------------	--------------	------------	--------------	-----------------	----------------	----------------
Balance at December 29,2001	$ 45,067	$ 2,408	$132,922	$ (5,473)	$ (11,468)	$ (3,762)	$ (53,469)	$106,225

Common Stock acquired for treasury -
111,402 shares							(543)	(543)
Re-issuance of treasury shares -
75,715 shares			6				342	348
Settle stock subscription
45,919 shares	138	(310)	(228)	400				-
Amortization of restricted stock grants				39				39
Comprehensive income						922		922
Net income for the year					3,532			3,532
	--------------	-------------	--------------	-------------	------------	------------	-------------	------------
Balance at June 29, 2002	$ 45,205	$ 2,098	$ 132,700	$ (5,034)	$ (7,936)	$ (2,840)	$ (53,670)	$110,523
	=========	=======	========	=======	=======	=======	=======	=======

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements which do not include all the information and footnotes required by generally accepted accounting principles in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2001 annual report filed on Form 10-K with the Securities and Exchange Commission, which includes consolidated financial statements for the fiscal year ended December 29, 2001. Operating results for the three and six month periods ended June 29, 2002 are not necessarily indicative of the results that may be expected for the entire 2002 year.

NOTE B - GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 30, 2001, the Company adopted SFAS No. 142 which provides that goodwill and certain other intangible assets no longer will be amortized and requires the Company to evaluate its goodwill for impairment on at least an annual basis. As of June 29, 2002, the Company tested its goodwill for impairment and determined that there was no impairment. The Company expects to evaluate goodwill for impairment during the fourth quarter of each year. At June 29, 2002, the Company's unamortized goodwill amounted to $99,303, representing 22.1% of total assets and 89.8% of total equity. The following table presents the Company's net income assuming goodwill had not been amortized during the three and six months ended June 30, 2001.
	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Net income (loss), as reported	$ 3,036	$ 188	$ 3,532	$ (2,513)
Add goodwill, net of taxes	-	253	-	514
	--------------	-----------	-----------	-----------
Adjusted net income (loss)	3,036	441	3,532	(1,999)

Basic earnings (loss) per share, as reported	0.26	0.02	0.30	(0.22)
Add goodwill, net of taxes	-	0.02	-	0.05
	--------------	-----------	-----------	-----------
Adjusted basic earnings (loss) per share	0.26	0.04	0.30	(0.17)

Diluted earnings (loss) per share, as reported	0.25	0.02	0.30	(0.22)
Add goodwill, net of taxes	-	0.02	-	0.05
	--------------	-----------	-----------	-----------
Adjusted diluted earnings (loss) per share	0.25	0.04	0.30	(0.17)

NOTE C- ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

The Company's accounts receivable securitization program provided up to $60,000 of funding prior to May 14, 2002. Under the arrangement, a significant portion of the Company's accounts receivable were sold, on a revolving basis, to a special purpose, wholly-owned subsidiary, which assigned such accounts receivable to an independent issuer of receivables-backed commercial paper as security for amounts borrowed by the special purpose subsidiary. The transaction was accounted for as a sale of accounts receivable. Accordingly, the undivided interest in receivables sold under the agreement was excluded from the Company's balance sheet. Amounts sold under this agreement were $25,951 at December 29, 2001. The accounts receivable securitization program was terminated and all amounts borrowed under the arrangements were re-paid on May 14, 2002 when the Company refinanced its senior credit facility (See Note E).

Cost of this program which were approximately $95 and $333 for the three month and six month periods ended June 29, 2002 and were $695 and $1,488 for the three month and six month periods ended June 30, 2001, are included in other (income) expense-net.

NOTE D - INVENTORIES

Inventories are stated at the lower of cost or market. The last in, first out (LIFO) cost method was used to determine cost for substantially all inventories at June 29, 2002 and December 29, 2001.
The components of inventories are as follows:
	June 29,	December 29,
	2002	2001
	--------------	------------------
Raw Materials	$ 26,400	$ 24,018
Work-in-process	16,541	15,855
Finished goods	52,897	50,767
Supplies, repair parts and other	1,467	2,259
	-------------	-------------
Total inventories	$ 97,305	$ 92,899
	=======	=======
NOTE E - LONG-TERM DEBT AND CREDIT ARRANGEMENTS
Long-term debt consists of the following:

	June 29,	December 29,
	2002	2001
Senior indebtedness	---------------	------------------
Credit line borrowings	$ 44,958	$ 61,694
Term loan	40,000	22,657
Other	8,681	8,682
	---------------	------------------
Total senior indebtedness	93,639	93,033
Subordinated notes	38,095	40,476
Convertible subordinated debentures	32,237	34,737
	---------------	------------------
Total long-term debt	163,971	168,246
Less current portion	(14,381)	(14,497)
	---------------	------------------
Total long-term debt (less current portion)	$ 149,590	$ 153,749
	=========	==========

On May 14, 2002, the Company entered into a senior revolving credit and term loan facility to replace its 1998 senior credit facility and its accounts receivable securitization program. The credit agreement provides the lender with a security interest in substantially all of the Company's assets, contains financial covenants relating to fixed charges, debt and net worth and among other matters, limits future acquisitions, capital expenditures, and does not permit the payment of dividends. The new credit facility provides revolving credit of up to $110,000 through a five-year commitment period and a $40,000 term loan. Borrowing availability under the revolving credit facility is limited by the level of the Company's accounts receivable and inventory. The term loan is payable in quarterly installments of $1,429 beginning August 1, 2002 and is due in May 2007. Interest rates available under the facility may be selected from a number of options that effectively allow for borrowing at rates ranging from the lender's prime rate to the lender's prime rate plus 1.0% for base rate loans, or at rates ranging from LIBOR plus 2.25% to LIBOR plus 3.5% for LIBOR loans. Commitment fees, ranging from .375% to .50% per annum are payable on the average daily unused balance of the revolving credit facility. At June 29, 2002, the borrowing availability under the new credit facility was $18,286.

NOTE F - DERIVATIVE FINANCIAL INSTRUMENTS

The Company is party to an interest rate swap agreement, effective through March 30, 2003, under which the Company pays a fixed rate of interest times a notional principal amount of $70,000, and receives in return an amount equal to a specified variable rate of interest times the same notional principal amount. The fixed interest rate per the agreement is 6.75% and the average variable rate as of June 29, 2002 was 1.84%. This agreement is considered a highly effective hedge for accounting purposes as of June 29, 2002. The agreement's estimated fair value as of June 29, 2002 was a liability of approximately $2,516, which is recorded in current liabilities with an offset to other comprehensive loss, net of applicable income taxes (See Note G).

NOTE G - COMPREHENSIVE INCOME
Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	--------------------------------------		--------------------------------------
	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001
	---------------	------------------	------------------	------------------
Net income (loss)	$ 3,036	$ 188	$ 3,532	$ (2,513)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap agreement, net of taxes	467	(518)	922	(2,043)
	--------------	-----------	---------------	--------------
Comprehensive income (loss)	$ 3,503	$ (330)	$ 4,454	$ (4,556)
	=========	======	========	=======

NOTE H - EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:
		Three Months Ended		Six Months Ended
		--------------------------------------		--------------------------------------
		June 29,	June 30,	June 29,	June 30,
		2002	2001	2002	2001
		----------------	----------------	----------------	----------------
Net income (loss) (1)		$ 3,036	$ 188	$ 3,532	$ (2,513)

Denominator for calculation of basic earnings
	per share - weighted average shares (2)	11,718	11,722	11,702	11,600

Effect of dilutive securities (3):
	Stock options	110	10	73	-
	Stock subscriptions	94	13	70	-
	Restricted stock grants	19	20	23	-

Denominator for calculation of diluted earnings
	per share - weighted average shares
	adjusted for potential dilution (2) (3)	11,941	11,765	11,868	11,600

Earnings (loss) per share:
	Basic	$ 0.26	$ 0.02	$ 0.30	$ (0.22)
	Diluted	$ 0.25	$ 0.02	$ 0.30	$ (0.22)

(1)	No adjustments needed in the numerator for diluted calculations.
(2)	Includes Common and Class B Common shares in thousands.
(3)

Because their effects are anti-dilutive, excludes shares under restricted stock plans and shares issuable under stock option and stock subscription plans, where the grant price is greater than the average market price of Common Shares outstanding at the end of the relevant periods, and shares issuable on conversion of subordinated debentures into shares of Common Stock. Aggregate shares excluded were 2,247 in 2002 and 3,024 shares in 2001.

NOTE I - SEGMENT INFORMATION

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

The profit performance measure for the Company's segments is internal EBIT (earnings before interest, taxes, and other non-segment items). Assets measured in each reportable segment include long-lived assets and goodwill, inventories, and accounts receivable.

Allocations of corporate, general and administrative expenses are used in the determination of segment profit performance; however, assets of the corporate departments are not used in the segment asset performance measurement.

	Three Months Ended		Six Months Ended
	------------------------------------------		--------------------------------------
	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001
Net sales - external customers	-----------------	-----------------	-----------------	-----------------
Carpet manufacturing	$ 129,298	$ 131,466	$ 242,045	$ 248,883
Floorcovering base materials	10,679	14,013	21,256	29,693
	----------------	----------------	----------------	----------------
Segment total	$ 139,977	$ 145,479	$ 263,301	$ 278,576
	=========	==========	=========	=========
Intersegmental sales
Carpet manufacturing	$ -	$ -	$ -	$ -
Floorcovering base materials	41,622	36,699	79,211	70,252
	---------------	----------------	-----------------	----------------
Total intersegmental sales	$ 41,622	$ 36,699	$ 79,211	$ 70,252
	=========	=========	==========	=========
Profit performance
Carpet manufacturing	$ 9,371	$ 4,576	$ 13,811	$ 5,948
Floorcovering base materials (1)	7,041	216	7,796	(640)
	----------------	---------------	-----------------	---------------
Segment total	16,412	4,792	21,607	5,308
Interest expense	4,302	4,527	8,686	9,323
Other non-segment (income) expense (2)	7,166	(122)	7,192	(110)
	---------------	--------------	-----------------	---------------
Consolidated income (loss) before taxes	$ 4,944	$ 387	$ 5,729	$ (3,905)
	=========	==========	==========	=========

	June 29,	December 29,
	2002	2001
	----------------	-----------------
Assets used in performance measurement
Carpet manufacturing	$ 362,180	$ 294,550
Floorcovering base materials	37,597	61,516
	----------------	----------------
Assets in performance measurement	399,777	356,066

Assets not in performance measurement
Other operating assets	48,237	27,851
Assets held for sale	1,922	2,271
	-----------------	----------------
Total consolidated assets	$ 449,936	$ 386,188
	==========	==========

(1) Includes a pre-tax gain of $6,901 and $7,701 for the three month and six month periods ended June 29, 2002, respectively from the disposition of certain long-lived assets.
(2) Includes the write-off of computer software costs of $3,614 and deferred financing costs of $2,769 for the three month and six month periods ended June 29, 2002.

NOTE J - COMMITMENTS

In connection with the July 1, 2000 acquisition of Fabrica International, the Company entered into an agreement that provided for an additional $50,000 of consideration if Fabrica's cumulative gross sales for the period beginning April 1, 2000 through June 30, 2003 exceeded certain levels. During the second quarter 2002, Fabrica's sales reached the levels that required the Company to accrue the contingent consideration due on April 1, 2003. Accordingly, the Company treated the additional acquisition cost as goodwill and recorded a current liability in its balance sheet at June 29, 2002.

The agreement also provides for an additional contingent amount of up to $2,500 to be paid in April 2005 if Fabrica's cumulative earnings before interest and taxes for the five-year period beginning January 2000 exceed certain levels. The Company expects that any contingent payments that may become due under the cumulative earnings test would be treated as additional costs of the acquisition.

The acquisition of the Company's interest in Chroma Systems Partners in 2000 is subject to an adjustment generally equal to the Company's share of Chroma's income or loss for the three years ending June 30, 2003, less $1,800. A significant portion of the amounts due by the Company as a result of this adjustment is paid monthly.

The Company's interest in Fabrica and Chroma secures the Company's obligation to make the contingent payments.

In accordance with the 1999 acquisition of Multitex Corporation of America, Inc., the Company has certain contingent payment obligations related to revenue growth of a specific customer through 2003.

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is presented to update the discussion of results of operations and financial condition included in the Company's 2001 annual report (dollar amounts in thousands, except per share data).

RESULTS OF OPERATIONS

Net income for the quarter ended June 29,2002 was $3,036, or $0.25 per diluted share, compared with net income of $188 or $0.02 per diluted share for the second quarter of 2001. Net income for the first six months of 2002 was $3,532, or $0.30 per diluted share, compared with a net loss of $2,513, or $0.22 per diluted share, for the first six months of 2001.

The second quarter and six months of 2002 included pre-tax gains of approximately $6,900 principally from the sale of the Company's carpet yarn extrusion facility, pre-tax charges of $4,087, principally related to long-lived asset impairments, and a $2,769 write-off of deferred financing costs associated with replacement of the Company's senior credit facility in May 2002. These unusual gains and losses were offsetting and had no significant net effect on the Company's operating results. The first six months of 2001 included charges of $1,453 ($900 after-tax), or $0.08 per diluted share, related to workforce reductions and asset write-offs.

The Company's operations are segmented based on product similarities. Accordingly, its two reportable segments are carpet manufacturing and floorcovering base materials. The Company's carpet manufacturing segment is a leading carpet and rug manufacturer and supplier to higher-end residential and commercial customers through Masland Carpets and Fabrica International, to consumers through major retailers under Bretlin, Globaltex and Alliance brands, and to the factory-built housing and recreational vehicle markets through Carriage Carpets. The Company's floorcovering base materials segment operates as a cost center related to supplying carpet yarns to the Company's carpet manufacturing segment, and to a lesser extent, sells specialty carpet yarn to external customers at prevailing market prices.

The profit performance measure of the Company's business segments is internal EBIT (earnings before interest, taxes and non-segment items). Costs of the Company's accounts receivable securitization program, were treated as expenses of the Company's business segments. For a reconciliation of internal EBIT to consolidated income (loss) before income taxes, see Note I to the Company's consolidated financial statements.

The following table reflects selected operating data related to the Company's two business segments. The effects of the unusual items described above have been reported separately in order to more clearly understand the operations of each segment.
	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Sales
Carpet manufacturing	129,298	131,466	242,045	248,883
Floorcovering base materials	10,679	14,013	21,256	29,693
	------------	-----------	------------	------------
Total sales	139,977	145,479	263,301	278,576
Gross Profit
Carpet manufacturing
As reported	33,275	29,597	60,468	55,513
Unusual (gains) losses	-	-	-	249
	----------	----------	-----------	-----------
Excluding unusual items	33,275	29,597	60,468	55,762
% of sales	25.7%	22.5%	25.0%	22.4%

Floorcovering base materials
As reported	1,189	1,247	1,877	1,597
Unusual (gains) losses	-	-	665	133
	---------	---------	----------	----------
Excluding unusual items	1,189	1,247	2,542	1,730
% of sales	11.1%	8.9%	12.0%	5.8%
Internal EBIT
Carpet manufacturing
As reported	9,371	4,576	13,811	5,948
Unusual (gains) losses	-	-	179	1,233
	----------	--------	-----------	----------
Excluding unusual items	9,371	4,576	13,990	7,181
% of sales	7.2%	3.5%	5.8%	2.9%

Floorcovering base materials
As reported	7,041	216	7,796	(640)
Unusual (gains) losses	(6,741)	-	(6,877)	220
	---------	-------	---------	---------
Excluding unusual items	300	216	919	(420)
% of sales	2.8%	1.5%	4.3%	(1.4%)

Sales of the Company's carpet manufacturing segment declined 1.6% in the quarter ended June 29, 2002 and 2.7% for the first half of 2002, compared with the same periods in the prior year. Carpet sales in 2002 were soft in our home center / mass merchant and commercial markets. Sales to higher-end residential markets were consistent with the prior year. Sales to the factory-built and modular-housing markets improved, compared with 2001 levels, although the pace of growth has slowed from that experienced in the first quarter of 2002. The Company's sales to The Home Depot, while behind the 2001 levels for the first half of 2002, showed positive comparisons in the second quarter 2002. Sales in the Company's Floorcovering base materials segment were down 23.8% in the quarter ended June 29, 2002 and 28.4% for the first half of 2002, compared with the same periods in 2001. The lower floorcovering base materials sales reflect the Company's strategy to de-emphasize its external carpet yarn business in favor of production to support its carpet operations, softness in external carpet yarn markets and, to a lesser extent, sales associated with the Company's extrusion business which was sold in May 2002.

Despite softness in sales, operating results significantly improved in both the Company's carpet manufacturing and floorcovering base materials segments. The improved results are principally attributable to lower manufacturing and administrative costs that reflect the effects in its cost structure of consolidating its North Georgia carpet operations. This consolidation improved efficiencies and asset utilization and allowed the Company to reduce its workforce by 27% and its inventories by 22%. The improved margins also reflect an increase in the sales of higher margin products.

Excluding the effects of severance recorded in the first quarter of 2001, selling and administrative expenses decreased $596 and $1,320, respectively in the quarter and six months ended June 29, 2002, compared with the same reporting periods in 2001. These costs as a percentage of sales were slightly higher in 2002 as a result of lower sales.

"Other (income) expense - net" reflected an improvement of $1,711 in the six months ended June 29, 2002 compared with the six months 2001 principally due to net gains from asset sales and impairment losses in 2002, as previously discussed, and asset impairment losses in 2001.

Interest expense decreased in the quarter and six months ended June 29, 2002 compared with the same periods in 2001 due to lower levels of debt.

The Company's effective income tax rate was 38.6% and 38.3% for the three and six month periods ended June 29, 2002, respectively, and 51.4% and a benefit of 35.6% for the three and six month periods ended June 30, 2001, respectively. The decrease in the effective tax rates for the 2002 reporting periods is principally the result of non-deductible goodwill amortization during 2001 reporting periods.

In August 2002, several factory-built housing manufacturers announced plans to reduce their workforces, close manufacturing and retail sales facilities and incur significant restructuring charges and write-offs due to a number of factors. The industry appears to continue to be negatively impacted by soft sales, financing issues for sales at retail, high percentages of repossessed homes, a weak economy and difficult access to capital. The Company believes it is the largest supplier of carpet to the factory-built housing industry, with approximately 20% of the Company's total net sales being made to customers in that industry. In light of these announcements, the Company has re-evaluated the adequacy of its provision for credit losses. Based on this review, the Company believes it has adequately provided for its credit risk at June 29, 2002; however, continued deterioration of the factory-built housing industry could have a negative impact on our operations and increase credit losses.

LIQUIDITY AND CAPITAL RESOURCES

On May 14, 2002, the Company entered into a secured revolving credit and term-loan facility with a new group of lenders to replace the Company's 1998 senior credit facility and its accounts receivable securitization program. The new credit facility provides revolving credit of up to $110,000 through a five-year commitment period and a $40,000 term-loan. The level of the Company's accounts receivables and inventories limit borrowing availability under the revolving credit facility. The term-loan is payable in quarterly installments of $1,429 beginning August 1, 2002 and is due in May 2007. Interest rates available under the new credit facility may be selected by the Company from a number of options that effectively allow for borrowing at rates ranging from the lender's prime rate to the lender's prime rate plus 1.0% for base rate loans, or at rates ranging from LIBOR plus 2.25% to LIBOR plus 3.5% for LIBOR loans. Commitment fees, ranging from .375% to .50% per annum are payable on the average daily unused balance of the revolving credit facility. On June 29, 2002, the borrowing availability of the revolving credit facility was $18,286.

During the first six months of 2002, the Company's operating activities generated $11,894 of funds (excluding $29,951 associated with termination of the Company's accounts receivable securitization program in May 2002). These funds and $31,516 of proceeds from asset sales, were used to repay $29,951 advanced under the Company's accounts receivables securitization program, finance $4,324 of capital expenditures, and decrease debt by $4,819.

During the first six months of 2002, capital expenditures were $4,324 while depreciation and amortization was $11,932. The Company expects capital expenditures to be below $12,500 during the fiscal year 2002, while depreciation and amortization is expected to be approximately $22,000.

A major focus of the Company's strategy has been debt reduction. Since the high point of the Company's debt on August 11, 2000, through June 29, 2002, the Company reduced debt, including amounts advanced under its accounts receivable securitization program, by $101,447. In May 2002, the Company sold its extrusion manufacturing facility for $30,800 and entered into a three-year supply agreement with the purchaser of the facility. Net proceeds from the sale were used to reduce debt.

The purchase agreement for the July 2000 acquisition of Fabrica International provides for an additional $50,000 of consideration if Fabrica's cumulative gross sales exceed certain levels for the thirty-nine month period beginning April 1, 2000. Fabrica's sales through June 29, 2002 reached the levels that required the Company to accrue the contingent consideration due on April 1, 2003. Accordingly, the Company treated the additional acquisition cost as goodwill and recorded a current liability in its balance sheet at June 29, 2002.

The agreement also provides for an additional contingent amount of up to $2,500 to be paid in April 2005 if Fabrica's cumulative earnings before interest and taxes for the five-year period beginning January 2000 exceed certain levels. The Company expects that any contingent payments that may become due under the cumulative earnings test would be treated as additional costs of the acquisition.

The acquisition of the Company's interest in Chroma Systems Partners in 2000 is subject to an adjustment generally equal to the Company's share of Chroma's income or loss for the three years ending June 30, 2003, less $1,800. A significant portion of the amounts due by the Company as a result of this adjustment is paid monthly.

The Company's interest in Fabrica and Chroma secures the Company's obligation to make the contingent payments.

The Company believes its operating cash flows and credit availability under the new senior credit facility are adequate to finance the Company's normal liquidity requirements. However, the Fabrica purchase contingency due in April 2003, will require supplemental financing or other sources of funding. The Company's improved operating results and lower debt levels have enhanced its financial flexibility and created financing options that were not available to it earlier in the year. The Company is considering various financing alternatives. The availability and pricing of any such alternatives , however, will be subject to future market conditions and there can be no assurance that other sources of funding can be obtained or will be obtained on terms favorable to the Company.

The Company has completed its analysis of goodwill under Statement of Financial Standard No. 142. The analysis indicates that the enterprise value for each of its operating units exceeds their related carrying value and therefore there was no impairment of goodwill at June 29, 2002. Goodwill and intangible assets are subject to annual impairment testing which are based on determining the fair value of the specified reporting units. Management judgments and assumptions are used to derive the fair values of the respective reporting units. These judgments and assumptions could materially change the value of the specified reporting units and therefore could materially impact the Company's consolidated financial statements.

CERTAIN FACTORS AFFECTING THE COMPANY'S PERFORMANCE

In addition to the other information provided in this Form 10-Q, the following risk factors should be considered when evaluating results of operations, future prospects and an investment in shares of the Company's Common Stock. Any of these factors could cause the Company's actual financial results during any period to differ materially from historical results, and could give rise to events that might have a material adverse effect on the Company's business, financial condition and results of operations. These factors also may impact the outcome of the developments anticipated in any forward-looking statements made by or on behalf of the Company.

The floorcovering industry is cyclical and prolonged declines in residential or commercial construction activity, corporate remodeling and refurbishments, or in the factory-built housing industry, could have a material adverse effect on the Company's business.

The U.S. floorcovering industry is cyclical and is influenced by a number of general economic factors. The floorcovering industry in general is dependent on residential and commercial construction activity, including new construction as well as remodeling. In addition, sales of certain of the Company's principal products are significantly influenced by sales of factory-built housing, recreational vehicles and yachts. New construction activity, as well as sales in the factory-built housing, recreational vehicle and yachting industries, all are cyclical in nature. To a somewhat lesser degree, this also is true with residential and commercial remodeling.

A prolonged decline in any of these cyclical industries could have a material adverse effect on the Company's business, financial condition and results of operations. The level of activity in these industries is significantly affected by numerous factors, all of which are beyond the Company's control, including:

  consumer confidence;
  housing demand;
  financing availability;
  national and local economic conditions;
  interest rates;
  employment levels;
  changes in disposable income;
  commercial rental vacancy rates; and
  federal and state income tax policies.

The Company believes it is the largest producer of carpeting for the factory-built housing industry, with approximately 20% of the Company's total net sales being made to customers in that industry. Production in the factory-built housing industry significantly declined during the years 2000 and 2001 and there are indications that conditions in the industry could further deteriorate before they improve. The U.S. construction, factory-built housing and other industries have experienced significant downturns in the past, which have adversely affected suppliers to these industries, including suppliers of floorcoverings. These industries could experience similar downturns in the future, which could have a negative impact on the Company's business, financial condition and results of operations.

The Company faces intense competition in its industry, which could decrease demand for its products and could have a material adverse effect on its profitability.

The floorcovering industry is highly competitive. The Company faces competition from a number of domestic manufacturers and independent distributors of floorcovering products and, in certain product areas, foreign manufacturers. There has been a significant consolidation within the industry during recent years which has caused a number of the Company's existing and potential competitors to be larger and have greater resources and access to capital than it does. Maintaining the Company's competitive position may require it to make substantial investments in its product development efforts, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for its products and in the loss of market share. In addition, the Company faces, and will continue to face, pressure on sales prices of its products from competitors, as well as from large customers, such as The Home Depot to whom the Company makes approximately 15% of its dollar volume of sales. As a result of any of these factors, there could be a material adverse effect on the Company's sales and profitability.

Risk of Increases in Raw Material Prices.

The cost of raw materials has a significant impact on the Company's profitability. In particular, the Company's business requires the purchase of large volumes of nylon fiber, filament, synthetic backing, polyester, polypropylene, wool fibers, latex and dye. Increases in the cost of these raw materials could materially adversely affect our business, results of operations and financial condition if we are unable to pass these increases through to our customers. Price increases have been announced for many raw materials used by the Company. The Company believes it has been successful in increasing prices to pass along raw material costs; however, it could take several months to recoup these increases in the marketplace. There can be no assurance that the Company will successfully recover such raw material increases.

We May Be Responsible for Environmental Cleanup Costs.

Various federal, state and local environmental laws govern the use of our facilities. These laws govern such matters as:

    Discharges to air and water
    Handling and disposal of solid and hazardous substances and waste, and
    Remediation of contamination from releases of hazardous substances in our facilities and off-site disposal locations.

Our operations also are governed by laws relating to workplace safety and worker health, which, among other things, establish asbestos and noise standards and regulate the use of hazardous chemicals in the workplace. We have taken and will continue to take steps to comply with these laws. If we fail to comply with present or future environmental or safety regulations, we could be subject to future liabilities. However, we cannot insure that complying with these environmental or health and safety laws and requirements will not adversely affect our business, results of operations and financial condition. Future laws, ordinances or regulations could give rise to additional compliance or remediation costs, which could have a material adverse affect on our business, results of operations and financial condition.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include the use of terms or phrases such as "expects," "estimated," "projects," "believes," "anticipates," "intends," and similar terms and phrases. Such terms or phrases relate to, among other matters, the Company's future financial performance, business prospects, growth, strategies or liquidity. The following important factors may affect the future results of the Company and could cause those results to differ materially from its historical results either expressed or implied by the forward-looking statements. These risks include, among others, the cost and availability of capital, raw material and transportation costs related to petroleum price levels, the cost and availability of energy supplies, the loss of a significant customer or group of customers, materially adverse changes in economic conditions generally in carpet, rug and floorcovering markets served by the Company and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

PART I - ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has market risk exposure for potential fluctuations in its variable rate long-term debt instruments. The Company uses derivative instruments, currently interest rate swaps, to minimize interest rate volatility. At June 29, 2002, the Company is party to an interest rate swap agreement through March 2003, under which the Company pays a fixed rate of interest times the notional principal amount of $70,000 and receives a variable rate of interest times the same notional principal amount. The fixed interest rate per the agreement is 6.75%. The average variable rate as of June 29, 2002 was 1.84%. The agreements estimated fair value as of June 29, 2002 was a liability of approximately $2,516, which was recorded in current liabilities with an offset to other comprehensive loss of $1,535 (net of taxes).

PART II. OTHER INFORMATION
Item 1 -	Legal Proceedings. None.

Item 2 -	Changes in Securities and Use of Proceeds.

(c) Recent Sales of Unregistered Securities.

Effective May 24, 2002, we issued 45,919 shares of the Company's Common Stock to Scott D. Guenther, a former officer of Fabrica, in settlement of a stock subscription which Mr. Guenther entered into with the Company in connection with his employment following the purchase of Fabrica from Mr. Guenther and its other former owners in June of 2000. The transaction represented a "net shares" settlement of his original subscription for 103,225 shares, based on the difference between the subscription price of $3.875 per share and the $6.98 per share market price for the Common Stock on the settlement date. We believe that the issuance of these securities was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Regulation D thereunder because this issuance did not involve a public offering or sale. No underwriters, brokers or finders were involved in this transaction.

Item 3 -	Defaults Upon Senior Securities. None.

Item 4 -	Submission of Matters to a Vote of Security Holders.
(a) The annual meeting of shareholders was held on May 2, 2002.

(b) The meeting was held to consider and vote upon the following proposals: (1) to elect Directors for the following year; (2) to approve certain amendments (as described in the Proxy Statement) to the Company's Incentive Stock Plan; and (3) to approve (as described in the Proxy Statement) the Company's Amended and Restated Stock Ownership Plan. All Directors were elected and all proposals were approved with the results of the vote summarized as follows:

	FOR	AGAINST	ABSTAIN	TOTAL
	-----------------	-----------------	-----------------	-----------------
J. Don Brock	26,188,005	163,974	33,932	26,385,911
Lovic A. Brooks, Jr.	26,186,405	165,574	33,932	26,385,911
Daniel K. Frierson	25,805,195	546,784	33,932	26,385,911
Paul K. Frierson	25,813,385	538,594	33,932	26,385,911
John W. Murrey, III	26,187,305	164,674	33,932	26,385,911
Peter L. Smith	26,187,405	164,574	33,932	26,385,911
Robert J. Sudderth, Jr.	26,187,590	164,389	33,932	26,385,911

Amendments to the Stock Incentive Plan	21,065,332	1,161,247	730,423	22,957,002

Approval of the Amended and Restated Stock Ownership Plan	24,961,030	673,318	751,463	26,385,811
Item 5 -	Other Information. None.

Item 6 -	Exhibits.
(a) Exhibits
(i) Exhibits Incorporated by Reference None.
(ii)

Exhibits Filed With This Report
   (10.1) Asset Purchase Agreement dated as of May 1, 2002, by and among     Candlewick Yarns, Inc., Bretlin, Inc., The Dixie Group, Inc., CAF Extrusion,     Inc. and Collins and Aikman Floorcovering, Inc.

(b) Reports
(i)

A Current Report on Form 8-K dated May 14, 2002 was filed to report the completion of a new senior revolving credit and term loan facility which replaced the Company's 1998 senior credit facility and its accounts receivable securitization program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

THE DIXIE GROUP, INC. (Registrant)
August 13, 2002 Date
/s/ GARY A. HARMON Gary A. Harmon Vice President and Chief Financial Officer

/s/ D. EUGENE LASATER D. Eugene Lasater Controller