Form 10-Q
period 2002-09-28
DIXIE GROUP INC
filed 2002-11-08
CIK 29332

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

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

Yes [X]	No [ ]
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.
Class Common Stock, $3 Par Value Class B Common Stock, $3 Par Value Class C Common Stock, $3 Par Value	Outstanding as of November 1, 2002 10,952,705 shares 795,970 shares 0 shares

THE DIXIE GROUP, INC.
INDEX

Part I. Financial Information:	Page No.
Item 1 -- Financial Statements
Consolidated Condensed Balance Sheets -- September 28, 2002 and December 29, 2001	3 - 4
Consolidated Condensed Statements of Operations -- Three and Nine Months Ended September 28, 2002 and September 29, 2001	5
Consolidated Condensed Statements of Cash Flows -- Nine Months Ended September 28, 2002 and September 29, 2001	6
Consolidated Condensed Statement of Stockholders' Equity -- Nine Months Ended September 28, 2002	7
Notes to Consolidated Condensed Financial Statements	8 - 13
Item 2 -- Management's Discussion and Analysis of Results of Operations and Financial Condition	14 - 19
Item 3 -- Quantitative and Qualitative Disclosures about Market Risk	20
Item 4 -- Procedures and Controls	20
Part II. Other Information:	21
Item 1 -- Legal Proceedings
Item 2 -- Changes in Securities and Use of Proceeds
Item 3 -- Defaults Upon Senior Securities
Item 4 -- Submission of Matters to a Vote of Security Holders
Item 5 -- Other Information
Item 6 -- Exhibits and Reports on Form 8-K Signatures
22
Certifications	23 - 24

  PART I -- ITEM 1
FINANCIAL INFORMATION

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except per share data)

	September 28, 2002	December 29, 2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 2,245	$ 1,412
Accounts receivable (less allowance for doubtful
accounts of $2,892 for 2002 and $2,524 for 2001)	51,940	18,144
Inventories	106,763	92,899
Assets held for sale	1,910	2,271
Other	11,184	9,538
TOTAL CURRENT ASSETS	174,042	124,264

PROPERTY, PLANT AND EQUIPMENT	291,877	321,651
Less accumulated amortization and depreciation	(145,499)	(144,397)
NET PROPERTY, PLANT AND EQUIPMENT	146,378	177,254

GOODWILL	99,303	50,197

INVESTMENT IN AFFILIATE	13,282	12,575

OTHER ASSETS	19,617	21,898
TOTAL ASSETS	$ 452,622 =========	$ 386,188 =========

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)
(dollars in thousands, except per share data)
	September 28, 2002	December 29, 2001
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 58,078	$ 42,547
Accrued expenses	32,159	30,605
Accrued purchase contingency	50,000	--
Current portion of long-term debt	13,662	14,497
TOTAL CURRENT LIABILITIES	153,899	87,649

LONG-TERM DEBT
Senior indebtedness	81,447	85,798
Subordinated notes	30,952	35,714
Convertible subordinated debentures	29,737	32,237
TOTAL LONG-TERM DEBT	142,136	153,749

OTHER LIABILITIES	15,008	13,926

DEFERRED INCOME TAXES	28,155	24,639

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized
	80,000,000 shares, issued - 14,272,234 shares
for 2002 and 14,226,315 shares for 2001	42,817	42,679
Class B Common Stock ($3 par value per share):
	Authorized 16,000,000 shares, issued - 795,970
shares for 2002 and 2001	2,388	2,388
Common Stock subscribed - 699,332 shares for
2002 and 802,557 shares for 2001	2,098	2,408
Additional paid-in capital	132,700	132,922
Stock subscriptions receivable	(5,029)	(5,429)
Unearned stock compensation	--	(44)
Accumulated deficit	(5,524)	(11,468)
Accumulated other comprehensive loss	(2,341)	(3,762)
	167,109	159,694
Less Common Stock in treasury at cost - 3,319,529
shares for 2002 and 3,281,109 shares for 2001	(53,685)	(53,469)
TOTAL STOCKHOLDERS' EQUITY	113,424	106,225

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 452,622 ==========	$ 386,188 ==========

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended

	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
NET SALES	$ 125,680	$ 132,289	$ 388,981	$ 410,864
Cost of sales	94,876	102,923	295,832	324,389
GROSS PROFIT	30,804	29,366	93,149	86,475
Selling and administrative expenses	23,197	24,156	71,182	74,182
Other (income) expenses - net	(1)	450	(56)	2,117
INCOME BEFORE INTEREST AND TAXES	7,608	4,760	22,023	10,176
Interest Expense	3,776	4,326	12,463	13,648
INCOME (LOSS) BEFORE TAXES	3,832	434	9,560	(3,472)
Income tax provision (benefit)	1,420	211	3,616	(1,182)
NET INCOME (LOSS)	$ 2,412 ==========	$ 223 ==========	$ 5,944 ==========	$ (2,290) ==========

BASIC EARNINGS (LOSS) PER SHARE:
Net income (loss)	0.21	0.02	0.51	(0.20)

SHARES OUTSTANDING	11,741	11,751	11,715	11,651

DILUTED EARNINGS (LOSS) PER SHARE:
Net income (loss)	0.20	0.02	0.50	(0.20)

SHARES OUTSTANDING	11,798	11,879	11,845	11,651

DIVIDENDS PER SHARE:
Common Stock	--	--	--	--
Class B Common Stock	--	--	--	--

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)
	Nine Months Ended
	September 28, 2002	September 29, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 5,944	$ (2,290)
Adjustments to reconcile net income (loss) to net
cash (used in) provided by operating activities:
Depreciation and amortization	16,993	19,034
Provision (benefit) for deferred income taxes	1,734	(1,597)
Gain on property, plant and equipment disposals	(3,881)	(136)
Changes in operating assets and liabilities:
Accounts receivable	(33,796)	(10,861)
Other operating assets and liabilities	2,337	25,913
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(10,669)	30,063

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	31,541	2,412
Purchase of property, plant and equipment	(5,644)	(9,932)
Investment in affiliate	(899)	(1,222)
Additional cash paid in business combination	(489)	(496)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	24,509	(9,238)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on previous credit and term loan facility	(84,351)	(13,667)
Net borrowings on current credit and term loan facility	80,143	--
Payments on subordinated indebtedness	(7,262)	(7,262)
Other	(1,537)	205
NET CASH USED IN FINANCING ACTIVITIES	(13,007)	(20,724)
INCREASE IN CASH AND CASH EQUIVALENTS	833	101

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,412	2,591
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 2,245	$ 2,692
	==========	==========

SUPPLEMENTAL CASH FLOW INFORMATION
Purchase of equipment with note payable	$ --	$ 1,014
Interest paid	12,225	14,323
Income taxes paid, net of tax refunds (received)	852	(6,542)
Treasury stock issued	348	1,329

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(dollars in thousands, except per share data)

	Common Stock and Class B Comm Stock	Common Stock Subscribed	Additional Paid-In Capital	Other	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Common Stock in Treasury	Total Stockholders' Equity
Balance at December 29, 2001	$ 45,067	$ 2,408	$ 132,922	$ (5,473)	$ (11,468)	$ (3,762)	$ (53,469)	$ 106,225

Common Stock acquired for treasury -
114,135 shares							(558)	(558)
Re-issuance of treasury shares -
75,715 shares			6				342	348
Settle stock subscription
45,919 shares	138	(310)	(228)	400				--
Amortization of restricted stock grants				44				44
Comprehensive income						1,421		1,421
Net income for the year					5,944			5,944
	---------------	---------------	---------------	---------------	---------------	-----------------	---------------	---------------
Balance at September 28, 2002	$ 45,205 =========	$ 2,098 =========	$ 132,700 =========	$ (5,029) =========	$ (5,524) =========	$ (2,341) ==========	$ (53,685) =========	$ 113,424 ========

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements which do not include all the information and footnotes required by generally accepted accounting principles in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2001 annual report filed on Form 10-K with the Securities and Exchange Commission, which includes consolidated financial statements for the fiscal year ended December 29, 2001. Operating results for the three and nine month periods ended September 28, 2002 are not necessarily indicative of the results that may be expected for the entire 2002 year.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the FASB (Financial Accounting Standards Board) issued SFAS (Statement of Financial Accounting Standards) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 became effective for the Company on December 30, 2001 and did not materially impact the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers", FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements", and amends FASB Statement No. 13, "Accounting for Leases." SFAS No. 145 addresses the treatment of gains and losses that are related to debt extinguishments and that should only be classified as extraordinary items if they meet certain criteria. The provisions of this Statement became effective beginning May 15, 2002. The financial statements included herein reflect the adoption of SFAS No. 145.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. Adoption of this Statement is not expected to have a significant impact on the Company's financial statements.

NOTE C - GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 30, 2001, the Company adopted SFAS No. 142 which provides that goodwill and certain other intangible assets no longer will be amortized and requires the Company to evaluate its goodwill for impairment on at least an annual basis. During the second quarter of 2002, the Company tested its goodwill for impairment and determined that there was no impairment. The Company expects to evaluate goodwill for impairment during the fourth quarter of each year. At September 28, 2002, the Company's unamortized goodwill amounted to $99,303, representing 21.9% of total assets and 87.6% of total equity. The following table presents the Company's net income assuming goodwill had not been amortized during the three and nine months ended September 29, 2001.

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Net income (loss), as reported	$ 2,412	$ 223	$ 5,944	$ (2,290)
Add goodwill, net of taxes	--	241	--	755
Adjusted net income (loss)	2,412	464	5,944	(1,535)

Basic earnings (loss) per share, as reported	0.21	0.02	0.51	(0.20)
Add goodwill, net of taxes	--	0.02	--	0.06
Adjusted basic earnings (loss) per share	0.21	0.04	0.51	(0.14)

Diluted earnings (loss) per share, as reported	0.20	0.02	0.50	(0.20)
Add goodwill, net of taxes	--	0.02	--	0.06
Adjusted diluted earnings (loss) per share	0.20	0.04	0.50	(0.14)

NOTE D - ACCOUNTS RECEIVABLE SECURITIZATION PROGRAM

The Company's accounts receivable securitization program provided up to $60,000 of funding prior to May 14, 2002. Under the arrangement, a significant portion of the Company's accounts receivable were sold, on a revolving basis, to a special purpose, wholly-owned subsidiary, which assigned such accounts receivable to an independent issuer of receivables-backed commercial paper as security for amounts borrowed by the special purpose subsidiary. The transaction was accounted for as a sale of accounts receivable. Accordingly, the undivided interest in receivables sold under the agreement was excluded from the Company's balance sheet. Amounts sold under this agreement were $25,951 at December 29, 2001. The accounts receivable securitization program was terminated and all amounts borrowed under the arrangements were re-paid on May 14, 2002 when the Company refinanced its senior credit facility (See Note F).

Cost of this program, which were approximately $0 and $333 for the three month and nine month periods ended September 28, 2002 and were $489 and $1,978 for the three month and nine month periods ended September 29, 2001, are included in other (income) expense-net.

NOTE E - INVENTORIES

Inventories are stated at the lower of cost or market. The last in, first out (LIFO) cost method was used to determine cost for substantially all inventories at September 28, 2002 and December 29, 2001.

The components of inventories are as follows:
		September 28, 2002		December 29, 2001
Raw materials		$ 27,798		$ 24,018
Work-in-process		19,095		15,855
Finished goods		58,402		50,767
Supplies, repair parts and other		1,468		2,259
Total inventories		$ 106,763 ==========		$ 92,899 =========

NOTE F - LONG-TERM DEBT AND CREDIT ARRANGEMENTS
Long-term debt consists of the following:
	September 28, 2002	December 29, 2001
Senior indebtedness
Credit line borrowings	$ 48,572	$ 61,694
Term loan	38,571	22,657
Other	704	8,682
Total senior indebtedness	87,847	93,033
Subordinated notes	35,714	40,476
Convertible subordinated debentures	32,237	34,737
Total long-term debt	155,798	168,246
Less current portion	(13,662)	(14,497)
Total long-term debt (less current portion)	$ 142,136 =========	$ 153,749 =========

On May 14, 2002, the Company entered into a senior revolving credit and term loan facility to replace its 1998 senior credit facility and its accounts receivable securitization program. The credit agreement provides the lender with a security interest in substantially all of the Company's assets, contains financial covenants relating to fixed charges, debt and net worth and among other matters, limits future acquisitions, capital expenditures, and does not permit the payment of dividends. The new credit facility provides revolving credit of up to $110,000 through a five-year commitment period and a $40,000 term loan. Borrowing availability under the revolving credit facility is limited by the level of the Company's accounts receivable and inventory. The term loan became payable in quarterly installments of $1,429 beginning August 1, 2002 and is due in May 2007. Interest rates available under the facility may be selected from a number of options that effectively allow for borrowing at rates ranging from the lender's prime rate of the lender's prime rate plus 1% for base rate loans, or at rates ranging from LIBOR plus 2.25% to LIBOR plus 3.50% for LIBOR loans.

Commitment fees, ranging from .375% to .50% per annum are payable on the average daily unused balance of the revolving credit facility. At September 28, 2002, the borrowing availability under the existing credit facility was $22,951.

NOTE G - DERIVATIVE FINANCIAL INSTRUMENTS

The Company is party to an interest rate swap arrangements, effective through March 11, 2005, under which the Company pays a fixed rate of interest times a notional principal amount of $70,000, and receives in return an amount equal to a specified variable rate of interest times the same notional principal amount. The fixed interest rate per the arrangement is 6.75% through March 10, 2003 and 3.4% thereafter. The average variable rate related to the portion of the arrangement expiring on March 10, 2003 was 1.81%, at September 28, 2002 and 1.83% for the arrangement, entered into in October 2002, that becomes effective on March 11, 2003. These arrangements are considered a highly effective hedge for accounting purposes as of September 28, 2002. The arrangements' estimated fair value as of September 28, 2002 was a liability of approximately $1,698, which is recorded in current liabilities with an offset to other comprehensive loss, net of applicable income taxes (See Note H).

NOTE H - COMPREHENSIVE INCOME

Comprehensive income (loss) is as follows:
	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Net income (loss)	$ 2,412	$ 223	$ 5,944	$ (2,290)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap agreement, net of taxes	499	(635)	1,421	(2,678)
Comprehensive income (loss)	$ 2,911 ==========	$ (412) ==========	$ 7,365 ==========	$ (4,968) =========

NOTE I - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:
	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Net income (loss) (1)	$ 2,412	$ 223	$ 5,944	$ (2,290)

Denominator for calculation of basic earnings
per share - weighted average shares (2)	11,741	11,751	11,715	11,651

Effect of dilutive securities (3):
Stock options	29	46	58	--
Stock subscriptions	28	60	57	--
Restricted stock grants	--	22	15	--

Denominator for calculation of diluted earnings
per share - weighted average shares
adjusted for potential dilution (2) (3)	11,798	11,879	11,845	11,651

Earnings (loss) per share:
Basic	$ 0.21	$ 0.02	$ 0.51	$ (0.20)
Diluted	$ 0.20	$ 0.02	$ 0.50	$ (0.20)

(1) No adjustments needed in the numerator for diluted calculations.
(2) Includes Common and Class B Common shares in thousands.

(3) Because their effects are anti-dilutive, excludes shares under restricted stock plans and shares issuable under stock option and stock subscription plans, where the grant price is greater than the average market price of Common Shares outstanding at the end of the relevant periods, and shares issuable on conversion of subordinated debentures into shares of Common Stock. Aggregate shares excluded were 2,607 in 2002 and 3,010 shares in 2001.

NOTE J - SEGMENT INFORMATION

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

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Net sales - external customers
Carpet manufacturing	$ 116,698	$ 120,064	$ 358,743	$ 368,946
Floorcovering base materials	8,982	12,225	30,238	41,918
Segment total	$ 125,680 ==========	$ 132,289 ==========	$ 388,981 ==========	$ 410,864 =========
Intersegmental sales
Carpet manufacturing	$ --	$ --	$ --	$ --
Floorcovering base materials	41,499	37,986	120,709	108,237
Total intersegmental sales	$ 41,499 ==========	$ 37,986 =========	$ 120,709 =========	$ 108,237 =========

Profit performance
Carpet manufacturing	$ 7,444	$ 4,605	$ 21,254	$ 10,043
Floorcovering base materials (1)	244	(237)	8,040	(876)
Segment total	7,688	4,368	22,553	9,167
Interest expense	3,776	4,326	12,463	13,648
Other non-segment (income) expense (2)	80	(392)	7,271	(1,009)
Consolidated income (loss) before taxes	$ 3,832 =========	$ 434 =========	$ 9,560 =========	$ (3,472) =========

		September 28, 2002	December 29, 2001
Assets used in performance measurement
Carpet manufacturing		$ 359,985	$ 294,550
Floorcovering base materials		43,877	61,516
Assets in performance measurement		403,862	356,066

Assets not in performance measurement
Other operating assets		46,850	27,851
Assets held for sale		1,910	2,271
Total consolidated assets		$ 452,622 =========	$ 386,188 =========

(1) Includes a pre-tax gain of $7,701 for the nine month period ended September 28, 2002from the disposition of certain long-lived assets.
(2) Includes the write-off of computer software costs of $3,614 and deferred financing costs of $2,769 for the nine month period ended September 28, 2002.

NOTE K - COMMITMENTS

In connection with the July 1, 2000 acquisition of Fabrica International, the Company entered into an agreement that provided for an additional $50,000 of consideration if Fabrica's cumulative gross sales for the period beginning April 1, 2000 through June 30, 2003 exceeded certain levels. During the second quarter 2002, Fabrica's sales reached the levels that required the Company to accrue the contingent consideration due on April 1, 2003. Accordingly, the Company treated the additional acquisition cost as goodwill and recorded a current liability in its balance sheet at September 28, 2002.

The agreement also provides for an additional contingent amount of up to $2,500 to be paid in April 2005 if Fabrica's cumulative earnings before interest and taxes for the five-year period beginning January 2000 exceed certain levels. The Company expects that any contingent payments that may become due under the cumulative earnings test would be treated as additional costs of the acquisition.

The purchase price for the Company's interest in Chroma Systems Partners in 2000 is subject to an adjustment generally equal to the Company's share of Chroma's income or loss for the three years ending June 30, 2003, less $1,800. A significant portion of the amounts due by the Company as a result of this adjustment is paid monthly.

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

PART I - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is presented to update the discussion of results of operations and financial condition included our 2001 annual report (dollar amounts in thousands, except per share data).

Our floorcovering businesses are segmented between carpet manufacturing and floorcovering base materials (carpet yarns). Our carpet operations supply carpet and rugs to high-end residential and high-end commercial customers through Masland Carpets and Fabrica International. Our North Georgia carpet operations supply tufted and needlebond floorcovering products to the factory-built and modular housing, recreational vehicle and exposition/trade show markets through Carriage Carpets and to consumers through major retailers under the Bretlin, Globaltex and Alliance Mills brands. Our carpet yarn operations supply plied and heat-set filament and spun yarns primarily to our carpet manufacturing business and, to a lesser extent, to external specialty carpet yarn markets through Candlewick Yarns.

RESULTS OF OPERATIONS

The following table sets forth certain operating results as a percentage of net sales for the periods indicated:
	Quarter Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.5%	77.8%	76.0%	79.0%
Gross profit	24.5%	22.2%	24.0%	21.0%
Selling and administrative expenses	18.4%	18.3%	18.3%	18.0%
Other (income) expense - net	--	0.3%	--	0.5%
Operating income	6.1%	3.6%	5.7%	2.5%

The first nine months of 2002 included pre-tax gains of approximately $6,900 principally from the sale of the Company's carpet yarn extrusion facility, pre-tax charges of $4,087, principally related to long-lived asset impairments, and a $2,769 write-off of deferred financing costs associated with replacement of the Company's senior credit facility. These unusual gains and losses were offsetting and had no significant net effect on the Company's operating results. The first nine months of 2001 included charges of $1,453 ($900 after-tax), or $0.08 per diluted share, related to workforce reductions and asset write-offs.

Net Sales. Net sales for the quarter ended September 28, 2002 were $125,680, down 5.0% from $132,289 for the quarter ended September 29, 2001. Net sales for the nine months ended September 28, 2002 were $388,981 compared with $410,864 for the first nine months of 2001, a decline of 5.3%.

Carpet manufacturing sales declined 2.8% in the quarter and nine-month periods ended September 28, 2002 compared with the same periods in the prior year. Lower sales in 2002 are primarily attributable to soft sales to our home center / mass merchant markets. Sales to higher-end markets continued to gain momentum and showed positive comparisons to the prior year in the third quarter, although high-end commercials markets continued to be slow. Sales to the factory-built and modular-housing markets grew due to increasing demand for modular and aftermarket products during the quarter.

Carpet yarn sales were down 26.5% in the quarter ended September 28, 2002 and 27.9% for the first nine months of 2002, compared with the same periods in 2001. The lower carpet yarn sales reflect our continued de-emphasis of external carpet yarn business in favor of supplying yarn to our carpet operations, softness in external carpet yarn markets and, to a lesser extent, the sale of our extrusion business in May 2002.

The dollar volumes and percentages of our net sales to The Home Depot were approximately $14,825, or 11.8% in the three months ended September 28, 2002, $55,792, or 14.3% in the nine months ended September 28, 2002. The loss of The Home Depot business could have a material adverse effect on our operations.

We believe we are the largest supplier of carpet to the factory-built housing industry, with approximately 20% of our total net sales to customers in this industry. The factory-built housing industry appears to continue to be negatively affected by soft sales, financing issues for sales at retail, high percentages of repossessed homes, a weak economy and difficult access to capital. We believe we have adequately provided for our credit risk at September 28, 2002; however, continued deterioration of the factory-built housing industry could have a negative impact on our operations and could materially increase credit losses.

Cost of Sales. Despite softness in sales and increased raw material cost, cost of sales decreased significantly in both our carpet manufacturing and carpet yarn operations. As a result, our gross margin increased to 24.5% and 23.9% of sales respectively for the three and nine-month periods ended September 28, 2002, compared with 22.2% and 21% of sales respectively for the three and nine-month periods ended September 29, 2001. The improvement is principally attributable to lower manufacturing costs that reflect the benefits to our cost structure of consolidating our North Georgia carpet operations. The consolidation reduced our workforce and improved efficiencies and asset utilization. Margins also improved due to growth in sales of higher margin products.

Selling and Administrative Expenses. Excluding the effects of $721 of severance recorded in the first quarter of 2001, selling and administrative expenses decreased $959 and $2,279, respectively in the quarter and nine month periods ended September 28, 2002, compared with the same reporting periods in 2001. These costs as a percentage of sales were slightly higher in 2002 as a result of lower sales.

Other (Income) Expense - Net. Other (income) expense - net reflected an improvement of $2,173 for the nine months ended September 28, 2002 compared with the nine months of 2001. The lower cost in 2002 is principally due to the elimination of goodwill amortization and the reduction in expenses associated with the Company's accounts receivable securitization program in 2002, which was terminated in May of this year.

Interest Expense. Interest expense decreased in the quarter and nine months ended September 28, 2002 compared with the same periods in 2001 due to lower levels of debt.

Income Tax Provision (Benefit). Our effective income tax rate was 37.1% and 37.8% for the three and nine month periods ended September 28, 2002, respectively, and 48.6% and a benefit of 34.0% for the three and nine month periods ended September 29, 2001, respectively. The change in the effective tax rates is principally due to the relationship of certain costs that are not deductible for income tax purposes to pre-tax earnings in each of these reporting periods.

LIQUIDITY AND CAPITAL RESOURCES

On May 14, 2002, we entered into a secured revolving credit and term-loan facility with a new group of lenders to replace our prior senior credit facility and our accounts receivable securitization program. The new credit facility provides revolving credit of up to $110,000 through a five-year commitment period and a $40,000 term-loan. The level of our accounts receivables and inventories limit borrowing availability under the revolving credit facility. The term-loan became payable in quarterly installments of $1,429 beginning August 1, 2002 and is due in May 2007. We may select Interest rates under the new credit facility from a number of options that effectively allow for borrowing at rates ranging from the lender's prime rate to the lender's prime rate plus 1.0% for base rate loans, or at rates ranging from LIBOR plus 2.25% to LIBOR plus 3.5% for LIBOR loans. Commitment fees, ranging from .375% to .50% per annum are payable on the average daily unused balance of the revolving credit facility. On September 28, 2002, the borrowing availability under the revolving credit facility was $22,951.

During the first nine months of 2002, our operations generated $15,282 of funds (excluding $25,951 associated with termination of the Company's accounts receivable securitization program in May 2002). These funds and $31,516 of proceeds from asset sales were used to finance $5,644 of capital expenditures, decrease debt by $38,399 (including amounts advanced under our accounts receivable securitization program) and fund our operations.

During the first nine months of 2002, capital expenditures were $5,644 while depreciation and amortization was $16,993. We expect capital expenditures to be less than $8,000 for the fiscal year 2002, while depreciation and amortization is expected to be approximately $22,000.

In May 2002, we sold our extrusion manufacturing facility for $30,800 and entered into a three-year supply agreement with the purchaser of the facility. Net proceeds from the sale were used to reduce debt.

Fabrica's sales in 2002 reached the levels that will require us to pay an additional $50,000 of consideration due April 1, 2003 under the terms of the original acquisition agreement. Accordingly, we treated the additional acquisition cost as goodwill and recognized a current liability in the amount of the contingent consideration in our balance sheet.

The Fabrica acquisition agreement also provides for an additional contingent amount of up to $2,500 to be paid in April 2005 if Fabrica's cumulative earnings before interest and taxes for the five-year period beginning January 2000 exceed certain levels. We expect that any contingent payments that may become due under the cumulative earnings test would be treated as additional costs of the acquisition.

The purchase price for our interest in Chroma Systems Partners in 2000 is subject to an adjustment generally equal to our share of Chroma's income or loss for the three years ending June 30, 2003, less $1,800. A significant portion of the amounts due by us as a result of this adjustment is paid monthly.

Our ownership interest in Fabrica and Chroma secures our obligation to make these contingent payments.

In accordance with the 1999 acquisition of Multitex Corporation of America, Inc ("Globaltex"), we have certain contingent payment obligations related to revenue growth of a specific customer through 2003. Such payments have been $1,491, $1,561, and $252 for the fiscal years ended 2001, 2000 and 1999, respectively.

We believe operating cash flows and credit availability under the new senior credit facility are adequate to finance our normal liquidity requirements. However, the Fabrica purchase contingency due in April 2003, will require supplemental financing or other sources of liquidity. Our improved operating results and lower debt levels have enhanced our financial flexibility and created financing options that were not available to us earlier in the year. We are considering various financing alternatives to satisfy the Fabrica obligation. The availability and pricing of any such alternatives will be subject to future market conditions and there can be no assurance that other sources of funding can be obtained or will be obtained on terms favorable to us.

ACCOUNTING PRONOUNCEMENTS

We completed our analysis of the carrying value of goodwill beginning fiscal 2002 pursuant to Statement of Financial Standard No. 142. The analysis indicated that the enterprise value for each of our operating units exceeded their related carrying value and therefore there was no impairment of goodwill. Goodwill and intangible assets are subject to annual impairment testing which are based on determining the fair value of the specified reporting units. Judgments and assumptions are used to derive the fair values of the respective reporting units. A material change in these judgments and assumptions could change the value of the specified reporting units and therefore could materially impact our consolidated financial statements.

In October 2001, the FASB (Financial Accounting Standards Board) issued SFAS (Statement of Financial Accounting Standards) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 became effective for us on December 30, 2001 and did not materially impact our financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers", FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements", and amends FASB Statement No. 13, "Accounting for Leases." SFAS No. 145 addresses the treatment of gains and losses related to debt extinguishments and should only be classified as extraordinary items if they meet certain criteria. The provisions of this Statement are effective beginning May 15, 2002. The financial statements included herein reflect the adoption of SFAS No. 145.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. Adoption of this statement is not expected to have a significant impact on our financial statements.

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

The floorcovering industry is cyclical and prolonged declines in residential or commercial construction activity, corporate remodeling and refurbishments, or in the factory-built housing industry, could have a material adverse effect on our business.

The U.S. floorcovering industry is cyclical and is influenced by a number of general economic factors. The floorcovering industry in general is dependent on residential and commercial construction activity, including new construction as well as remodeling. In addition, sales of certain of the Company's principal products are significantly influenced by sales of factory-built housing, recreational vehicles and yachts. New construction activity, as well as sales in the factory-built housing, recreational vehicle and yachting industries, all are cyclical in nature. To a somewhat lesser degree, this also is true with residential and commercial remodeling. A prolonged decline in any of these industries could have a material adverse effect on the Company's business, financial condition and results of operations. The level of activity in these industries is significantly affected by numerous factors, all of which are beyond the Company's control, including:

• consumer confidence;
• housing demand;
• financing availability;
• national and local economic conditions;
• interest rates;
• employment levels;
• changes in disposable income;
• commercial rental vacancy rates; and
• federal and state income tax policies.

We believe we are the largest producer of carpeting for the factory-built housing industry, with approximately 20% of the Company's total net sales being made to customers in the factory-built and modular housing industries. Production in the factory-built housing industry significantly declined during the years 2000 and 2001 and there are indications that conditions in the industry could further deteriorate before they improve. The U.S. construction, factory-built housing and other industries have experienced significant downturns in the past, which have adversely affected suppliers to these industries, including suppliers of floorcoverings. These industries could experience similar downturns in the future, which could have a negative impact on our business, financial condition and results of operations.

The Company faces intense competition in its industry, which could decrease demand for its products and could have a material adverse effect on its profitability.

The floorcovering industry is highly competitive. The Company faces competition from a number of domestic manufacturers and independent distributors of floorcovering products and, in certain product areas, foreign manufacturers. There has been a significant consolidation within the industry during recent years, which has caused a number of our existing and potential competitors to be larger and have greater resources and access to capital than we do. Maintaining our competitive position may require us to make substantial investments in our product development efforts, manufacturing facilities, distribution network and sales and marketing activities. Competitive pressures may also result in decreased demand for our products and in the loss of market share. In addition, we face, and will continue to face, pressure on sales prices of our products from competitors. As a result of any of these factors, there could be a material adverse effect on our sales and profitability.

The loss of our business with The Home Depot, Inc. could have a material adverse effect on our sales and profitability.

Sales to The Home Depot, Inc. represent approximately 15% of our total dollar volume of our sales. We believe that our relationship with The Home Depot is good, but we cannot assure you that we will be able to maintain this relationship. Our reliance on The Home Depot may significantly influence our negotiations with them. We do not have long-term contracts with The Home Depot, and there can be no assurance that The Home Depot will continue to purchase our products in historical quantities or at all. The loss of, or a significant reduction in, this business could have a material adverse effect on our sales and profitability.

Raw material prices may increase.

The cost of raw materials has a significant impact on our profitability. In particular, our business requires the purchase of large volumes of nylon fiber, filament, synthetic backing, polyester, polypropylene, wool fibers, latex and dye. Increases in the cost of these raw materials could materially adversely affect our business, results of operations and financial condition if we are unable to pass these increases through to our customers. Price increases have been announced for many raw materials we use. We believe we have been successful in increasing prices to pass along raw material costs; however, it could take several months to recoup these increases in the marketplace, and there can be no assurance that we will successfully recover such raw material increases.

Unanticipated termination or interruption of our arrangements with third-party suppliers of nylon yarn could have a material adverse effect on us.

Nylon yarn is the principal raw material used in our floorcovering products. The unanticipated termination or interruption of our supply arrangement s could have a material adverse effect on us.

We may be responsible for environmental cleanup costs.

Various federal, state and local environmental laws govern the use of our facilities. These laws govern such matters as:

• Discharges to air and water
• Handling and disposal of solid and hazardous substances and waste, and
• Remediation of contamination from releases of hazardous substances in our facilities and off-site      disposal locations.

Our operations also are governed by laws relating to workplace safety and worker health, which, among other things, establish noise standards and regulate the use of hazardous materials and chemicals in the workplace. We have taken and will continue to take steps to comply with these laws. If we fail to comply with present or future environmental or safety regulations, we could be subject to future liabilities. However, we cannot insure that complying with these environmental or health and safety laws and requirements will not adversely affect our business, results of operations and financial condition. Future laws, ordinances or regulations could give rise to additional compliance or remediation costs, which could have a material adverse affect on our business, results of operations and financial condition.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include the use of terms or phrases that include such terms as "expects," "estimated," "projects," "believes," "anticipates," "intends," and similar terms and phrases. Such terms or phrases relate to, among other matters, our future financial performance, business prospects, growth, strategies or liquidity. The following important factors may affect our future results of and could cause those results to differ materially from our historical results. These risks include, among others, the cost and availability of capital, raw material and transportation costs related to petroleum price levels, the cost and availability of energy supplies, the loss of a significant customer or group of customers, materially adverse changes in economic conditions generally in carpet, rug and floorcovering markets we serve and other risks detailed from time to time in our filings with the Securities and Exchange Commission.

PART I - ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has market risk exposure for potential fluctuations in its variable rate long-term debt instruments. The Company uses derivative instruments, currently interest rate swaps, to minimize interest rate volatility. At September 28, 2002, the Company is party to interest rate swap arrangements through March 11, 2005, under which the Company pays a fixed rate of interest times the notional principal amount of $70,000 and receives a variable rate of interest times the same notional principal amount. The fixed interest rate per the arrangement is 6.75% through March 10, 2003 and 3.24% thereafter. The average variable rate related to the portion of the arrangement expiring on March 10, 2003 was 1.81%, at September 28, 2002 and 1.83% for the arrangement, entered into in October 2002, that becomes effective on March 11, 2003. The arrangements' estimated fair value as of September 28, 2002 was a liability of approximately $1,698, which was recorded in current liabilities with an offset to other comprehensive loss of $1,036 (net of taxes).

PART I - ITEM 4 - PROCEDURES AND CONTROLS

Within the 90 days prior to this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

PART II. OTHER INFORMATION

Item 1 -	Legal Proceedings.
None.
Item 2 -	Changes in Securities and Use of Proceeds.
None.
Item 3 -	Defaults Upon Senior Securities.
None.
Item 4 -	Submission of Matters to a Vote of Security Holders.
None.
Item 5 -	Other Information
None.
Item 6 -	Exhibits
(a) Exhibits
(i) Exhibits Incorporated by Reference
None.

(ii) Exhibits Filed With This Report
99.1 CEO Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2 CFO Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b) Reports
(i)

A Current Report on Form 8-K dated August 13, 2002 was filed to submit the sworn statements by the Principal Executive Officer, Daniel K. Frierson, and Principal Financial Officer, Gary A. Harmon pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

THE DIXIE GROUP, INC. (Registrant)
November 8, 2002 Date
/s/ GARY A. HARMON Gary A. Harmon Vice President and Chief Financial Officer

/s/ D. EUGENE LASATER D. Eugene Lasater Controller

Form of Sarbanes-Oxley Section 302(a) Certification

I, Daniel K. Frierson, Chief Executive Officer of The Dixie Group, Inc. certify that:

  I have reviewed this quarterly report on Form 10-Q of The Dixie Group, Inc.;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 8, 2002	/s/ Daniel K. Frierson
Daniel K. Frierson Chief Executive Officer The Dixie Group, Inc.

Form of Sarbanes-Oxley Section 302(a) Certification

I, Gary A. Harmon, Chief Financial Officer of The Dixie Group, Inc. certify that:

  I have reviewed this quarterly report on Form 10-Q of The Dixie Group, Inc.;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 8, 2002	/s/Gary A. Harmon
Gary A. Harmon Chief Financial Officer The Dixie Group, Inc.