Form 10-Q/A
period 2002-09-28
DIXIE GROUP INC
filed 2002-11-12
CIK 29332

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

This Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the period ended September 28, 2002 amends Part II of the Quarterly Report on Form 10-Q as follows: by correcting inadvertent typographical errors in the dates contained in Exhibits 99.1 and 99.2 which were filed with the Company's 10-Q on November 8, 2002.

PART II. OTHER INFORMATION
Item 6	Exhibits
	(a)	Exhibits
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
November 12, 2002 Date
/s/ GARY A. HARMON Gary A. Harmon Vice President and Chief Financial Officer

/s/ D. EUGENE LASATER D. Eugene Lasater Controller

Certifications

I, Daniel K. Frierson, Chief Executive Officer of The Dixie Group, Inc. certify that:

1.   I have reviewed this quarterly report on Form 10-Q of The Dixie Group, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
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

5.   The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
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

6.   The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 12, 2002	/s/ Daniel K. Frierson
Daniel K. Frierson Chief Executive Officer The Dixie Group, Inc.

I, Gary A. Harmon, Chief Financial Officer of The Dixie Group, Inc. certify that:

1.   I have reviewed this quarterly report on Form 10-Q of The Dixie Group, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
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

5.   The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
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

6.   The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 12, 2002	/s/ Gary A. Harmon
Gary A. Harmon Chief Financial Officer The Dixie Group, Inc.