Form 10-K
period 2002-12-28
DIXIE GROUP INC
filed 2003-03-27
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002

OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________.

Commission File Number 0-2585

THE DIXIE GROUP, INC.
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-0183370 (I.R.S. Employer Identification No.)
345-B Nowlin Lane, Chattanooga, TN (Address of principal executive offices)	37421 (Zip Code)
(423) 510-7000 Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class None	Name of Each Exchange on Which Registered None
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $3.00 Par Value (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]	No [ ]

UNITED STATES
SECURITIES AND EXCHANGE COMMSSION
Washington, D. C. 20549

FORM 10-K (Continued)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   [  X  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [ ]	No [ X ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 28, 2002 (the last business day of the registrant's most recently completed fiscal second quarter) was $64,245,646. The aggregate market value was computed by reference to the closing price of the stock on such date. In making this calculation, the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding Common Stock, and no other persons, are affiliates. No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of March 7, 2003
Common Stock, $3.00 Par Value	10,972,982 shares
Class B Common Stock, $3.00 Par Value	795,970 shares
Class C Common Stock, $3.00 Par Value	0 shares

Documents Incorporated By Reference.

Specified portions of the following documents are incorporated by reference:
     Proxy Statement of the registrant for annual meeting of shareholders to be held May 1, 2003 (PART III).

PART I

ITEM 1.     BUSINESS

General

We are a leading floorcovering manufacturer and are currently ranked as the fifth largest carpet company in the United States. Our business is focused on meeting the special floorcovering needs of customers in a variety of markets, including high-end residential, high-end commercial, factory-built and modular housing, needlebond and tufted indoor/outdoor carpet, as well as recreational vehicle and exposition/trade show installations.

Our Recent History

Beginning with the acquisitions of Carriage Carpets, Bretlin, Inc. and Masland Carpets, Inc. in 1993, we embarked on a transition that included both the sale of all of our traditional textile products businesses and continuous expansion in the soft floorcovering industry. Subsequent acquisitions included Patrick Carpet Mills in 1994, Danube Carpet Mills, Inc. and certain needlebond assets of General Felt Industries, Inc. in 1997 and Ideal Fibers, Inc. in late 1998. In January 1999, we acquired the assets of Multitex Corporation of America, Inc. (Globaltex) and Graphic Technologies, Inc. In 2000, we acquired Fabrica International and an interest in the dyeing and finishing operations of Chroma Systems Partners. This process transformed us from a textile producer into a leading floorcovering manufacturer and supplier to customers in the specialty markets served by each of our business units.

From 1995 through 1999, the strategic realignment that drove our expansion into the soft floorcovering industry produced consistent growth for us, resulting in compounded annual growth rates of 13% in revenues and 18% in operating earnings.

This transformation of our company, however, did not come without its own significant challenges. During 2000 and 2001, our profitability was adversely impacted by a number of factors, including both operational inefficiencies in the assimilation of certain of our North Georgia carpet acquisitions and a significant decline in the factory-built and modular housing industry.

We responded to these challenges by consolidating our North Georgia manufacturing and distribution operations and reorganizing them under a streamlined management structure. We have succeeded in achieving significant sales growth in our high-end, higher margin businesses to reduce the impact on the Company of cyclical downturns in the factory-built and modular housing market. Since June of 2000 through the end of fiscal 2002, we have achieved significant reductions in our overall workforce (31%) and inventory levels (24%). Since its high point in August 2000, our indebtedness (including amounts advanced under our prior accounts receivable securitization program) was reduced by 44%. We believe these achievements have positioned us for more profitable growth in the periods ahead as we build on the competitive strengths that we have established in a variety of markets within the floorcovering industry.

Our Business Units

Fabrica

Fabrica, founded in 1977, manufactures and markets luxurious residential carpet and custom rugs, at selling prices that we believe are approximately five times the average for the soft floorcovering industry, to interior decorators and designers, selected retailers and furniture stores, luxury home builders and manufacturers of luxury motor coaches and yachts. Fabrica is among the leading premium brands in the domestic marketplace, known for styling innovation and unique colors and patterns. Fabrica is viewed by the trade as a premier brand and resource for very high-end carpet. Fabrica also is known as a styling trend-setter and a market leader in the very high-end residential sector. Since its acquisition in July 2000, sales have continued to grow and now accounts for approximately 11% of our sales.

Masland

Masland Carpets, founded in 1866, manufactures and markets design-driven specialty carpets and rugs for the high-end residential and high-end commercial marketplaces. Its residential broadloom carpet products are marketed at selling prices that we believe are approximately four times the average for the soft floorcovering industry. Its products are marketed through the architectural, specifier and interior design communities, to consumers through specialty floorcovering showrooms and directly to corporate end-users. Masland accounts for approximately 27% of our sales, divided equally between high-end residential and high-end commercial markets. Masland has strong brand recognition within the high-end residential and high-end commercial markets. Masland competes in each of these markets through innovative styling, color, product design, quality and service.

Since we acquired Masland in July 1993, its sales have grown from $48 million to approximately $136 million in 2002. This growth has been driven in part by Masland's successful entrance into the high-end commercial carpet business, which reported approximately $68 million of sales in 2002.

A recent independent study by Kurt Salmon Associates, a management consulting firm specializing in the consumer soft-goods industry, surveyed opinion within the domestic architectural and interior design communities. The results of this study support our belief that Masland and Fabrica are highly regarded, primary resources in the high-end and very high-end residential and high-end commercial markets, well known for innovative styling and color.

North Georgia Operations

Carriage Carpets, founded in 1969, manufactures and markets tufted broadloom carpet specifically designed to meet the needs of its customers in the factory-built and modular housing, recreational vehicle and exposition/trade show industries. Carriage is known for its ability to provide its customers with specialized floorcovering solutions including exact widths, coordinated colors and outstanding service. Carriage's specialty products are designed to maximize efficiency and minimize waste for its customers. Carriage accounts for approximately 27% of our sales.

Our focus on developing solutions which cater to the requirements of customers who utilize floorcovering products in specialized applications has led to a significant market share in the factory-built and modular housing industries, that we believe is approximately two-thirds.

Bretlin, founded in 1981, manufactures and markets needlebond indoor/outdoor carpet, runners, floor mats, decorative accent rugs, industrial fabrics and carpet pads, as well as tufted indoor/outdoor carpet, to home centers, mass merchants and selected independent floorcovering retailers and distributors. Bretlin, which accounts for approximately 13% of our sales, has only one significant domestic competitor for its needlebond floorcovering products.

Dixie Home is a new name chosen in 2003 through which we market an array of tufted broadloom residential carpet to home centers, mass merchant retailers and selected retailers and distributors under the Globaltex, Metro Mills, and private label brands. We have also developed a collection of high-end differentiated tufted broadloom residential carpet products at selling prices which we believe range from two to three times the average for the soft floorcovering industry. These products are marketed under the Dixie Home name, have been well received in the market place and are intended to significantly increase our sales and presence with retailers and distributors. Dixie Home currently accounts for approximately 15% of our sales.

Candlewick, purchased in 1952, develops and produces a complex variety of innovative filament and spun yarns for our internal needs and external customers. Our carpet manufacturing operations utilizes approximately 78% of Candlewick's unit production volume. Candlewick's external specialty yarn sales presently account for approximately 7% of our sales, and the portion of Candlewick's capacity devoted to external sales could be converted for use by our other businesses without requiring further significant capital investment. Its expertise and experience in the development of new, uniquely-styled proprietary yarns are key factors in the ability of our carpet businesses to consistently develop specialized, targeted products that are believed to be difficult for our competitors to readily duplicate.

Candlewick is managed as part of our North Georgia operations. We have, however, historically regarded our businesses as segmented between floorcovering products and carpet yarns (floorcovering base materials) (see Note O to our consolidated financial statements for the year ended December 28, 2002).

Industry

The carpet and rug industry has two primary markets, residential and commercial, with the residential market making up the largest portion of the industry's sales. A substantial portion of industry shipments is made in response to replacement demand. Residential products consist of broadloom carpets, rugs and bathmats in a broad range of styles, colors and textures. Commercial products consist primarily of broadloom carpets for a variety of institutional applications such as office buildings, restaurant chains, schools and other commercial establishments. The carpet industry also manufactures carpet for the automotive, recreational vehicle and small boat and other industries.

The Carpet and Rug Institute (the "CRI") is the national trade association representing carpet and rug manufacturers. Based on information compiled by the CRI, the domestic carpet and rug industry is composed of fewer than 100 manufacturers, with a significant majority of the industry's production concentrated in a limited number of manufacturers. The carpet industry has undergone substantial consolidation in recent years. We believe that these consolidations provide us with opportunities to capitalize on our competitive strengths in selected markets, as discussed in greater detail above, where styling, product differentiation and focused service can add value to selected customers.

Competition

The floorcovering industry is highly competitive. We compete with other carpet manufacturers and manufacturers of other types of floorcoverings. Although the industry recently has experienced consolidation, a large number of manufacturers remain. We believe that we are the largest manufacturer for the factory-built and modular housing market, a leading manufacturer of indoor/outdoor needlebond carpet and a design and market leader in the high-end residential and high-end commercial markets. However, a number of competitors manufacture these products and some of these competitors have greater financial resources than we do.

We believe the principal competitive factors in our primary floorcovering markets are quality, design, service, product performance and pricing. In the high-end residential and high-end commercial markets, carpet competes with various other types of floorcoverings. We compete with innovative styling, color, product design, quality and service with the Masland, Fabrica and Dixie Home brands. In the home center/mass merchant broadloom market, where we face several competitors, our Globaltex and Metro Mills brands compete on the basis of their product differentiation, service and speed of delivery. In the factory-built and modular housing and the recreational vehicle and exposition/trade show markets, Carriage competes with its ability to provide specialized floorcovering solutions and its own trucking fleet, which insures that the critical delivery schedules of its customers are met.

We believe we have competitive advantages in several areas. Our focus on diverse markets has allowed us to establish a strong presence in several specialized segments of the soft floorcovering industry and will make us less vulnerable to economic downturns affecting customers in any single market or industry. We have an attractive portfolio of brands that we believe are well known and highly regarded by customers in each of the markets in which we compete. In addition, we have established longstanding relationships with key suppliers in our industry and customers in most of our markets. Finally, our reputation for innovative design excellence and our experienced management team also enhances our competitive position.

Backlog

Sales order backlog is not material to an understanding of our business, due to relatively short lead times for order fulfillment for the markets served by the vast majority of our production.

Trademarks

Our floorcovering businesses own a variety of trademarks under which our products are marketed. Among such trademarks, the names "Masland" and "Fabrica" are of greatest importance to our business. We believe that we have taken adequate steps to protect our interest in all such trademarks. Trademark registrations in the United States are valid for a period of 10 years and are renewable for additional 10-year periods as long as the mark remains in actual use.

Customer and Product Concentration

We do not believe that we have any single class of products that accounts for more than 10 percent of our sales. However, our sales may be classified by significant markets, and such information for the past three years is summarized as follows:

	2002	2001	2000
High-end residential High-end commercial Indoor/Outdoor Needlebond and Grass Factory-built/Modular Housing Recreational Vehicle/Tradeshow Residential Broadloom Carpet Yarn	25% 13% 13% 20% 7% 15% 7%	23% 13% 16% 18% 5% 15% 10%	19% 13% 17% 19% 5% 14% 13%

Sales to The Home Depot were approximately 14% of our consolidated net sales in 2002 and 15% in 2001 and 2000.

Seasonality

Within the varied markets which we serve there are a number of seasonal production cycles, but our business, as a whole, is not considered to be significantly affected by seasonal factors. Our sales volume and working capital requirements have historically reached their highest levels in the second and third quarters of the year.

Environmental

Our operations are subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. The costs of complying with environmental protection laws and regulations have not had a material adverse impact on our financial condition or results of operations in the past and are not expected to have a material adverse impact in the future. See "Certain Factors Affecting The Company's Performance" in Item 7 of this report.

Raw Materials

We obtain our raw materials from a number of domestic suppliers. Man-made fibers are purchased from major chemical companies. Where possible, we pass raw material price increases through to our customers; however, there can be no assurance that price increases can be passed through to customers and that increases in raw material prices will not have an adverse effect on profitability. See "Certain Factors Affecting The Company's Performance" in Item 7 of this report. Although our procurement of raw materials is subject to variations in price and availability, we believe that our sources of raw materials are adequate and that we are not materially dependent on any single supplier. See "Certain Factors Affecting The Company's Performance" in Item 7 of this report.

Utilities

We use electricity as our principal energy source, with oil or natural gas used in some facilities for finishing operations as well as heating. We have not experienced any material problem in obtaining adequate supplies of electricity, natural gas or oil. Energy shortages of extended duration could have an adverse effect on our operations, and price volatility could negatively impact future earnings. See "Certain Factors Affecting The Company's Performance" in Item 7 of this report.

Employment Level

As of December 28, 2002, we employ approximately 2,850 associates in our continuing operations.

Available Information

Our internet address is www.thedixiegroup.com. We make the following reports filed by us with the Securities and Exchange Commission available, free of charge, on our website under the heading "Investor Relations":

    annual reports on Form 10-K;
    quarterly reports on Form 10-Q;
    current reports on Form 8-K; and
    amendments to the foregoing reports.

The contents of our website are not a part of this report.

 ITEM 2.     PROPERTIES

The following table lists the Company's facilities according to location, type of operation and approximate total floor space as of March 7, 2003:
Location Administrative:	Type of Operations	Approximate Square Feet
Calhoun, GA Mobile, AL Santa Ana, CA *	Administrative Administrative Administrative Total Administrative	28,000 29,000 8,000 65,000
Manufacturing and Distribution:
Atmore, AL Calhoun, GA Dalton, GA Lafayette, GA Santa Ana, CA * Mobile, AL Ringgold, GA Roanoke, AL Santa Fe Springs, CA * Elkhart, IN

Carpet Manufacturing, Distribution
Carpet Manufacturing, Dyeing, Distribution
Needlebond & Piece Goods Manufacturing
Carpet Yarn Processing
Needlebond Manufacturing
Carpet Padding Manufacturing
Carpet/Rug Manufacturing, Distribution
Rug Manufacturing, Distribution
Carpet Yarn Processing
Filament Yarn Processing
Distribution
Distribution

Total Manufacturing and Distribution

TOTAL

537,000 1,528,000 362,000 164,000 451,000 77,000 165,000 384,000 415,000 201,000 60,000 20,000 4,364,000 4,429,000 ========
* Leased properties In addition to the facilities listed above, the Company owns or leases various administrative, storage, warehouse and office spaces.

In the opinion of the Company, its manufacturing facilities are well maintained and the machinery is efficient and competitive. Operations at each plant generally vary between 120 hours and 168 hours per week. Substantially all of the Company's owned properties are subject to mortgages which secure the outstanding borrowings under the Company's senior credit agreement and senior secured notes.

ITEM 3.    LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party or of which any of its property is the subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of 2002 to a vote of the shareholders.

Pursuant to instruction G of Form 10-K the following is included as an unnumbered item to PART I.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and offices held by the executive officers of the registrant as of March 7, 2003, are listed below along with their business experience during the past five years.

Name, Age and Position	Business Experience During Past Five Years
Daniel K. Frierson, 61 Chairman of the Board, and Chief Executive Officer, Director

Director since 1973, Chairman of the Board since 1987 and Chief Executive Officer since 1980. He serves on the Company's Executive Committee and Chairman of the Company's Retirement Plans Committee. He also serves as Director of Astec Industries, Inc. headquartered in Chattanooga, Tennessee; Printpack, Inc., headquartered in Atlanta, Georgia; and Louisiana-Pacific Corporation headquartered in Portland, Oregon.

Gary A. Harmon, 57 Vice President and Chief Financial Officer	Vice President and Chief Financial Officer since January 2000. Treasurer 1993 to 2000. Director of Tax and Financial Planning, 1985 to 1993.
David E. Polley, 68 Vice President Marketing

Vice President of Marketing since November of 2002. President, Residential Division of Mohawk Industries, Inc. from 1998 to 2002. President of World Carpets from 1991 to 1998. Prior to 1991, President of Lee's Residential Carpet Business.

Philip H. Barlow, 53 Vice President and President North Georgia Operations

Vice President and President of North Georgia Operations since December 2000. Vice President and President of Carriage Industries, Inc., 1993 to December 2000. Vice President of Sales and Marketing, Carriage, 1988 to 1993. Director of Sales and Marketing, Carriage, 1986 to 1988.

Kenneth L. Dempsey, 44 Vice President and President, Masland Carpets	Vice President and President, Masland Carpets since January 1997. Vice President of Marketing, Masland, 1991 to 1996.
Paul K. Frierson, 65 Vice President and President Candlewick Yarns, Director

Director since 1988. Vice President and President, Candlewick Yarns since 1989. Served as Executive Vice President of Candlewick Yarns from 1984 - 1989. He is a member of the Company's Retirement Plans Committee.

Royce R. Renfroe, 56 Vice President and President, Fabrica International	Vice President since May 2001. President of Fabrica since 1998. Previous experience included serving as President and Chief Executive Officer of Bentley Mills, Division of Interface, Inc.
W. Derek Davis, 52 Vice President, Human Resources	Vice President of Human Resources since January 1991. Corporate Employee Relations Director, 1990 to 1991.
Jon A. Faulkner, 42 Vice President Planning and Development	Vice President of Planning and Development since February 2002. Executive Vice President of Sales and Marketing for Steward, Inc. from 1997 to 2002.
D. Eugene Lasater, 52 Controller	Controller since 1988.
Starr T. Klein, 60 Secretary	Secretary since November 1992. Assistant Secretary, 1987 to 1992.
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

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the National Market System with the NASDAQ symbol DXYN. No market exists for the Company's Class B Common Stock.

As of March 7, 2003, the total number of record holders of the Company's Common Stock was approximately 2,800, including an estimated 2,000 shareholders who hold the Company's Common Stock in nominee names, but excluding 2,529 participants in the Company's 401(k) plan who may direct the voting of the shares allocated to their accounts. The total number of holders of the Company's Class B Common Stock was 15. Quarterly Financial Data, Dividends and Price Range of Common Stock for the four quarterly periods in the years ended December 28, 2002 and December 29, 2001 are as follows:

THE DIXIE GROUP, INC.
QUARTERLY FINANCIAL DATA, DIVIDENDS AND PRICE RANGE OF COMMON STOCK
(unaudited)
(dollars in thousands, except per share data)

2002 QUARTER	1ST	2ND	3RD	4TH
Net Sales	$123,324	$139,977	$125,680	$118,536
Gross Profit	27,882	34,464	30,804	27,358
Income from continuing operations	496	3,036	2,412	2,327
Net income (loss)	496	3,036	2,412	(1,378)
Basic earnings per share:
Income from continuing operations	0.04	0.26	0.21	0.20
Net income (loss)	0.04	0.26	0.21	(0.12)
Diluted earnings per share:
Income from continuing operations	0.04	0.25	0.20	0.20
Net income (loss)	0.04	0.25	0.20	(0.12)
Dividends:
Common Stock	---	---	---	---
Class B Common Stock	---	---	---	---
Common Stock Prices:
High	4.80	7.19	6.00	4.50
Low	4.15	4.60	3.00	3.12

2001 QUARTER	1ST	2ND	3RD	4TH
Net Sales	$133,097	$145,493	$132,289	$123,719
Gross Profit	26,266	30,844	29,366	27,501
Income (loss) from continuing operations	(2,701)	188	223	2,807
Net income (loss)	(2,701)	188	223	2,807
Basic earnings per share:
Income (loss) from continuing operations	(0.24)	0.02	0.02	0.24
Net income (loss)	(0.24)	0.02	0.02	0.24
Diluted earnings per share:
Income (loss) from continuing operations	(0.24)	0.02	0.02	0.24
Net income (loss)	(0.24)	0.02	0.02	0.24
Dividends:
Common Stock	---	---	---	---
Class B Common Stock	---	---	---	---
Common Stock Prices:
High	3.75	5.35	5.05	5.03
Low	2.34	3.06	3.80	4.14

Totals of the quarterly information for each of the years reflected above may not necessarily equal the annual totals. During the fourth quarter of 2002, the Company recorded a non-cash, after-tax charge of $3,705, or $0.32 per diluted share, on discontinued operations to fully reserve a note received in 1999 when the Company's textile cotton yarn and dyeing operations were sold.

The discussion of restrictions on payment of dividends is included in Note G and Note Q to the Consolidated Financial Statements included herein.

ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the related consolidated financial statements and notes thereto included under Items 8, 15(a) (1) and (2) and 15(d) of this report on Form 10-K.

FISCAL YEARS OPERATIONS	2002	2001	2000 (1)	1999 (2)	1998
Net sales	$ 507,517	$ 534,598	$ 568,081	$ 597,869	$ 510,962
Income (loss) from continuing operations
before income taxes	12,461	1,074	(15,877)	20,370	14,700
Income tax provision (benefit)	4,191	557	(5,727)	7,971	5,592
Income (loss) from continuing operations	8,270	517	(10,150)	12,399	9,108
Depreciation and amortization (3)	21,319	24,007	23,440	22,330	18,701
Dividends	---	---	---	---	1,701
Capital expenditures (3)	7,129	12,133	50,664	35,327	33,363

FINANCIAL POSITION
Assets	$ 416,646	$ 386,188	$ 423,206	$ 391,901	$ 374,646
Working capital	67,572	37,649	61,295	54,213	80,582
Long-term debt:
Senior indebtedness	75,408	85,798	112,286	60,961	64,466
Subordinated notes	30,952	35,714	40,476	45,238	50,000
Convertible subordinated debentures	29,737	32,237	34,737	37,237	39,737
Stockholders' equity	111,352	106,225	108,291	117,910	99,990

PERCENT
Income (loss) from continuing operations
to sales	1.6%	0.1%	(1.8)%	2.1%	1.8%
Income (loss) from continuing operations
to average equity	7.5%	0.5%	(9.0)%	11.0%	8.1%

PER SHARE
Income (loss) from continuing operations:
Basic	$ 0.71	$ 0.04	$ (0.88)	$ 1.09	$ 0.81
Diluted	0.70	0.04	(0.88)	1.06	0.77
Dividends:
Common Stock	---	---	---	---	0.15
Class B Common Stock	---	---	---	---	0.15
Book value	9.46	9.05	9.41	10.21	8.80

GENERAL
Weighted average common shares
outstanding:
Basic	11,723,192	11,669,144	11,473,210	11,355,175	11,267,418
Diluted	11,820,827	11,747,740	11,473,210	11,681,650	11,809,281

Number of shareholders (4)	2,800	3,000	3,500	3,500	3,900
Number of associates	2,850	3,200	3,800	3,600	3,100

(1) Includes the results of operations of Fabrica and the equity earnings of Chroma subsequent to July 1, 2000.

(2) Includes the results of operations of Graphic Technologies and Globaltex subsequent to their acquisitions on January 21, 1999, and January 8, 1999, respectively.

(3) Excludes discontinued operations.

(4) The approximate number of record holders of the Company's Common Stock for 1998 through 2002 includes Management's estimate of shareholders who held the Company's Common Stock in nominee names as follows: 1998 - 3,000 shareholders; 1999 - 2,500 shareholders; 2000 - 2,500 shareholders; 2001 - 2,100 shareholders; 2002 - 2,000 shareholders.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

OVERVIEW

During the three-year period ended December 28, 2002, we acquired Fabrica International "Fabrica" (together with a 50% interest in Chroma Systems Partners "Chroma"). We also sold our carpet yarn extrusion operation, two dyeing facilities, a carpet yarn plant and a number of assets that were not part of our floorcovering operations.

Our business principally consists of manufacturing, selling and distributing products for the soft floorcovering industry. These businesses are segmented between floorcovering products and floorcovering base materials (carpet yarns). Our floorcovering products' operations supply carpet and rugs to high-end residential and high-end commercial customers through Fabrica International and Masland Carpets. Our North Georgia carpet operations supply high-end tufted products to residential customers through Dixie Home and tufted and needlebond floorcovering products to the factory-built and modular housing, recreational vehicle and exposition/trade show markets through Carriage Carpets and to consumers through major retailers under the Bretlin, Globaltex and private label brands. Our carpet yarn operations supply plied and heat-set filament and spun yarns primarily to our carpet manufacturing business and, to a lesser extent, to external specialty carpet yarn markets through Candlewick Yarns.

During 2000, we initiated an extensive restructuring effort in our North Georgia carpet business to address a number of problems that were negatively impacting operations. We had made several acquisitions that were not promptly assimilated, which led to an inefficient operating structure with overlapping management responsibilities. In addition, we experienced difficulty supporting rapid growth due to an aggressive expansion of our home center sales. At the same time, demand for carpet by the factory-built and modular housing industry significantly declined. We responded to these issues with a strategy aimed at simplifying our operations and reorganizing our North Georgia business under one management structure. The reorganization reduced employment at all levels, including, 120 salaried personnel and allowed us to gain better control of operations and to reduce cost, inventory, and debt. We also consolidated three tufting operations into one facility, the production of three dyeing operations into one facility and multiple distribution centers into one facility. Two smaller dyeing facilities were sold and three information systems were combined. From June 30, 2000 through the end of 2002, we achieved the following results: a 31% reduction in workforce and a 24% reduction in inventories. From its high point in August 2000, we reduced debt $116.0 million, or 44% (including amounts advanced under our prior accounts receivable securitization program).

The dollar volumes and percentages of our net sales to The Home Depot were approximately $71 million, or 14%, in 2002, $82 million, or 15%, in 2001, and $85 million, or 15%, in 2000. The loss of The Home Depot business could have a material adverse effect on our operations.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements that were prepared in accordance with accounting principles generally accepted in the United States of America.

Certain estimates and assumptions are made when preparing financial statements. These estimates and assumptions affect various matters, including:

  Amounts reported for assets and liabilities in the Company's Consolidated Balance Sheets at the dates of the financial statements, and
  Amounts reported for revenues and expenses in the Company's Consolidated Statements of Operations during the reporting periods presented.

These estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict and are often beyond management's control. As a result, actual amounts could differ from estimates made in preparing the financial statements.

The SEC issued disclosure guidance for accounting policies that management identifies as most critical. These critical accounting policies, as determined in accordance with the SEC guidance, are those that are both most important to the portrayal of a company's financial condition and results and require management's most difficult, subjective, and complex judgment, often as a result of the need to make estimates about inherently uncertain matters that may change in subsequent periods.

We believe the following accounting policies require us to use significant judgments and estimates in preparing our consolidated financial statements and represent our critical accounting policies as described above. Other significant accounting policies are discussed in Note A to our Consolidated Financial Statements.

  Revenue recognition. Revenues are recognized when legal title passes to the customer, which is at the time goods are shipped.
  Accounts receivable. We provide allowances for expected cash discounts, returns, claims and doubtful accounts based upon historical experience and periodic evaluation of the financial condition of our customers and the collectability of our accounts receivable. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to pay their debts, allowances recorded in our financial statements may not be adequate.
  Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out method (LIFO), which matches current costs with current revenues. Inventories on hand are compared against anticipated future usage, which is based on historical usage, in order to evaluate obsolescence and excessive quantities. Additionally, rates of recoverability per unit of inventory related to inventory that is less than first quality, obsolete or excessive are estimated based on historical rates of recoverability. Actual results could differ from assumptions used to value our inventory.
  Goodwill is subject to annual impairment testing. The impairment tests are based on determining the fair value of our specified reporting units by estimating the reporting units' future cash flows, which requires management judgments and assumptions about future economic factors that are difficult to predict and often beyond management's control. These judgments and assumptions could materially change the value of the specified reporting units and, therefore, could materially impact our consolidated financial statements.
  We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the future periods in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in the tax rates is recognized in earnings in the period that includes the effective date of the change. Also, taxing jurisdictions could retroactively disagree with our tax treatment of various items in a manner that could have tax effects on such items going forward. Accounting rules require these future effects to be evaluated using existing laws, rules and regulations, each of which is subject to change.

RESULTS OF OPERATIONS

The following table sets forth certain elements of our operating results as a percentage of net sales for the periods indicated:
	Fiscal Year Ended
	December 28, 2002	December 29, 2001	December 30, 2000

Net sales	100.0%	100.0%	100.0%
Cost of sales	76.3%	78.7%	82.8%
Gross profit	23.7%	21.3%	17.2%
Selling and administrative expenses	18.1%	18.0%	17.0%
Other (income) expense - net	0.0%	(0.2)%	0.0%
Operating income	5.6%	3.5%	0.2%

Results for the years ended December 28, 2002, December 29, 2001, and December 30, 2000 were affected by a number of unusual gains and losses associated with facility consolidations, plant shutdowns, workforce reductions, asset sales and asset write-downs. The following table summarizes the increase (decrease) in operating income, by cost category, as a result of these unusual items for each period presented:
	Fiscal Year Ended
	December 28, 2002	December 29, 2001	December 30, 2000
	(dollars in millions)

Cost of sales	$ (0.7)	$ (0.7)	$ (8.7)
Selling and administrative expenses	---	(0.9)	(6.0)
Other (income) expense - net	0.7	3.8	2.7
Net increase (decrease) in operating income	---	2.2	(12.0)

Excluding the effect of these unusual items described above, the following table sets forth certain elements of our operating results as a percentage of net sales for the periods indicated:

Fiscal Year Ended
	December 28, 2002	December 29, 2001	December 30, 2000

Net sales	100.0%	100.0%	100.0%
Cost of sales	76.1%	78.5%	81.3%
Gross profit	23.9%	21.5%	18.7%
Selling and administrative expenses	18.1%	17.9%	15.9%
Other (income) expense - net	0.1%	0.5%	0.4%
Operating income	5.6%	3.1%	2.4%

Fiscal Year Ended December 28, 2002, Compared with Fiscal Year Ended December 29, 2001

Net Sales. Net sales for the year ended December 28, 2002 were $507.5 million, a decline of 5.1% from $534.6 million for the year ended December 29, 2001. Sales in our carpet business declined 2.7%. Carpet sales for the year ended December 28, 2002 were very soft in our home center/mass merchant markets principally due to a significant decline in sales to The Home Depot, and also soft in commercial markets. Sales improved in our high-end residential markets and factory-built and modular housing markets, compared with 2001 levels. Sales in our carpet yarn business declined 27.3%. The lower carpet yarn sales reflect our strategy to de-emphasize our external carpet yarn sales to supply raw materials to support our carpet operations. Our carpet manufacturing operations utilized approximately 78% of our carpet yarn production in the fiscal year 2002.

Cost of Sales. Despite the decline in sales, cost of sales decreased significantly as a percentage of sales in both our carpet and carpet yarn businesses. As a result, gross margin increased to 23.7% for the year ended December 28, 2002, compared to 21.3% for the year ended December 29, 2001. This improvement is principally attributable to cost reduction programs implemented during the year ending December 28, 2002 to reduce our workforce, and improve efficiencies and asset utilization. We also increased the portion of our total sales derived from higher margin products during fiscal 2002.

Selling and Administrative Expenses. Selling and administrative expenses decreased $4.3 million ($3.4 million, excluding severance costs incurred in 2001) in the twelve-month period ended December 28, 2002, compared with the same period in 2001. These costs as a percentage of sales were slightly higher in 2002 as a result of lower sales.

Other (Income) Expense - Net. Other (income) expense - net reflected a lower level of net gains from asset sales in the year ended December 28, 2002 compared with the year ended December 29, 2001. Excluding the non-recurring net gains of $0.7 million in fiscal 2002 and $3.8 million in fiscal 2001, other (income) expense - net improved $2.2 million. The improvement in fiscal 2002 is principally due to the elimination of goodwill amortization and the reduction in expenses associated with our prior accounts receivable securitization program.

Interest Expense. Interest expense decreased for the year ended December 28, 2002, compared with the same period in 2001 due to lower levels of debt.

Income Tax Provision (Benefit). Our effective income tax rate was 33.6% for the year ended December 28, 2002 and 51.9% for the year ended December 29, 2001. The change in the effective tax rates is principally due to the relationship of non-deductible goodwill amortization and other non-deductible costs to pre-tax earnings in each of these reporting periods. Additionally, the year 2002 included an income tax benefit of $0.4 million due to a contribution deduction, for income tax purposes, related to the sale of a carpet yarn facility that was closed.

Net Income. Income from continuing operations for fiscal 2002 was $8.3 million, or $0.70 per diluted share. Net income for fiscal 2002 was $4.6 million, or $0.39 per diluted share, and included a loss on disposal of discontinued operations of $3.7 million, or $0.31 per diluted share, to fully reserve a note received in 1999 when we sold our cotton yarn and dyeing textile operations. This compared with net income of $0.5 million, or $0.04 per diluted share, for fiscal 2001.

Fiscal Year Ended December 29, 2001, Compared with Fiscal Ended December 30, 2000

Net Sales. Net sales for the year ended December 29, 2001 were $534.6 million, down 5.9% from $568.1 million for the year ended December 30, 2000. Our 2001 fiscal year included 50 operating weeks versus 51 operating weeks in the 2000 fiscal year. The acquisition of Fabrica on July 1, 2000 increased fiscal year 2001 carpet sales by $26.4 million compared with fiscal year 2000. Excluding Fabrica's sales and adjusting for the number of operating weeks in each fiscal year, carpet sales declined 5.9%. The most significant decline in our fiscal 2001 carpet sales was in the factory-built and modular housing market, where sales declined over 20%. Our sales to the factory-built and modular housing industry began showing positive comparisons to the prior fiscal year in the fourth quarter of fiscal 2001.

During 2001, external carpet yarn sales declined 30.7%. The decline in our external carpet yarn sales reflects our strategy to de-emphasize our external carpet yarn sales to supply raw materials to support our carpet operations and softness in demand for carpet yarns throughout the carpet industry. Our carpet manufacturing operations, in fiscal 2001, utilized approximately 70% of our carpet yarn production.

Cost of Sales. Cost of sales as a percentage of net sales significantly declined in the fiscal year 2001 due to the effect on our cost structure of the consolidation of our North Georgia carpet operations, the acquisition of Fabrica on July 1, 2000 and the unusual costs incurred in the fiscal year 2000. As a result, gross margin increased to 21.3% for the fiscal year ended December 29, 2001, compared to 17.2% for the fiscal year ended December 30, 2000.

Selling and Administrative Expenses. Selling and administrative expenses decreased $0.2 million in the fiscal year 2001, compared with the fiscal year 2000. This decrease reflects an $8.1 million increase in cost due to a full year of Fabrica's results being included in the fiscal year 2001, which was more than offset by a $3.1 million reduction in cost in our other operations and a $5.2 million reduction in costs related to the restructuring and consolidation of operations in the fiscal year 2000. As a percentage of sales, these expenses increased due to the lower net sales and higher selling and administrative costs associated with Fabrica's high-end business.

Other (Income) Expense - Net. Other (income) expense - net improved to $0.9 million of income for the fiscal year 2001, compared with $0.2 million of income for the fiscal year 2000. This change is principally the result of larger net gains from the sale of assets in fiscal 2001.

Interest Expense. Interest expense increased in fiscal 2001 due to higher interest rates.

Income Tax Provision (Benefit). Our effective tax rate was 51.9% in fiscal 2001 and a benefit of 36.1% for fiscal 2000. The effective tax rates differ from the statutory tax rates principally due to the relationship of non-deductible goodwill amortization and other non-deductible expenses to pre-tax earnings in each fiscal year and due to net operating losses that could not be carried back to prior years for state income tax purposes in fiscal 2000.

Net Income. Net income for the fiscal year ending December 29, 2001 was $0.5 million, or $0.04 per diluted share, compared with a loss from continuing operations of $10.2 million, or $0.88 per diluted share, for the fiscal year ending December 30, 2000. The net loss for fiscal 2000 was $9.3 million, or $0.81 per diluted share, and included a gain on disposal of discontinued operations of $0.8 million, or $0.07 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

On May 14, 2002, we entered into a secured revolving credit and term-loan facility to replace our prior senior credit facility and our accounts receivable securitization program. The credit facility provided revolving credit of up to $110.0 million through a five-year commitment period and a $40.0 million term loan.

On March 14, 2003, we issued $37.0 million of senior secured notes, amended our senior credit facility and settled the $50.0 million obligation that was due in April 2003 to the former shareholders of Fabrica International. The Fabrica obligation was settled through a cash payment of $49.8 million, reflecting an early payment discount.

Interest on the senior secured notes is payable monthly in cash at LIBOR plus 10%, or, if LIBOR is unavailable, at a base rate plus 8%, in either event not to exceed 14% during the last fifteen months prior to the maturity of the notes, plus a 3% per annum Payment-In-Kind ("PIK") interest component which is settled quarterly by the addition of the accrued PIK interest to the notes' principal balance then outstanding. The outstanding principal and all accrued and unpaid interest is due at maturity of the notes on May 13, 2007. The notes rank pari passu with all of our senior indebtedness and are secured by a second priority lien in substantially all of our assets, junior only to liens we granted to secure borrowings under our senior credit facility. The senior credit facility and the senior secured notes are senior to our subordinated debt.

The amended senior credit facility reduced the revolving credit loan commitments to $90.0 million and increased amounts that can be borrowed under our borrowing base formula by approximately $10.0 million. The existing term loan was reissued at its outstanding balance and an additional $4.5 million term loan was issued, bringing the aggregate balance of the term loan portion of the facility to $38.3 million. The term loans are payable in quarterly installments of $1.4 million beginning May 1, 2003 and are due in May 2007. Interest rates available under the amended senior facility may be selected from a number of options that effectively allow for borrowing at rates ranging from the lender's prime rate plus .25% to the lender's prime rate plus 1.25% for base rate loans, or at rates ranging from LIBOR plus 2.50% to LIBOR plus 3.75% for LIBOR loans. Commitment fees, ranging from .375% to .50% per annum, are payable on the average daily unused balance of the revolving credit facility. The level of our accounts receivable and inventories limits borrowing availability under the revolving credit facility. The senior credit facility is secured by a first priority lien in substantially all of our assets.

Our credit agreements contain financial covenants relating to fixed charges, interest and debt coverage and net worth and among other things, limit future acquisitions and sales of assets, capital expenditures, and the payment of dividends. After completing the transactions, including payment of the obligation to the former shareholders of Fabrica International, the unused borrowing capacity under our credit facility was $19.4 million.

During the three-year period ended December 28, 2002, cash flows generated from operating activities (excluding amounts advanced under our prior accounts receivable securitization) were $83.1 million. These funds were supplemented by $60.1 million from asset sales and $10.0 million from highly liquid investments. During this three-year period, funds were used to finance our operations, and to invest $69.9 million in capital assets and $28.9 million in business acquisitions, and to retire (including amounts advanced under our prior accounts receivable securitization) $52.5 million of debt.

Proceeds from the sale of assets were $33.5 million in 2002, $6.6 million in 2001, and $20.0 million in 2000. The assets sold consisted primarily of an extrusion operation and a carpet yarn facility in 2002, and real estate in 2000 and machinery, dyeing facilities and real estate in 2001. The assets sold in 2000 included $15.0 million for machinery and equipment that were leased back to us under an operating lease for a period of four years at an annual lease cost of $2.9 million. We have an option to extend the lease for an additional year.

Capital expenditures for the fiscal year 2002 were $7.1 million, while depreciation and amortization was $21.3 million. We expect capital expenditures to be approximately $13.0 million or less for the fiscal year 2003 while depreciation and amortization is expected to be approximately $20.8 million.

The Fabrica asset purchase agreement also provides for an additional contingent amount of up to $2.5 million to be paid in April 2005 if Fabrica's cumulative earnings before interest and taxes for the five-year period beginning January 2000 exceed certain levels. We expect that any contingent payments that may become due under the cumulative earnings test would be treated as additional costs of the acquisition.

The acquisition of our interest in Chroma Systems Partners in 2000 is subject to a purchase price adjustment generally equal to our share of Chroma's income or loss for the three years ending June 30, 2003, less $1.8 million. A significant portion of the amounts due by us as a result of this adjustment is paid monthly.

The 1999 acquisition of Multitex Corporation of America, Inc. ("Globaltex") provides for certain contingent obligations related to revenue growth of a specific customer through 2003. Such obligations were $1.2 million, $1.5 million, and $1.6 million for fiscal years ended 2002, 2001 and 2000, respectively.

We believe our operating cash flows, proceeds from the senior notes issued on March 14, 2003 and credit availability under the amended senior credit facility are adequate to finance our normal liquidity requirements.

The following table contains a summary of the Company's future minimum payments under contractual obligations as of December 28, 2002.
	Payments Due By Period
	2003	2004	2005	2006	2007	Thereafter	Total
	(dollars in millions)
Long-term debt	$ 13.3	$ 13.0	$ 13.0	$ 13.0	$ 65.5	$ 31.6	$ 149.4
Capital leases	---	---	---	---	---	---	---
Operating leases	6.8	4.9	2.0	1.0	0.7	1.7	17.1
Purchase commitments	---	---	---	---	---	---	---
	$ 20.1	$ 17.9	$ 15.0	$ 14.0	$ 66.2	$ 33.3	$ 166.5

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets." SFAS 142 provides that goodwill and certain other intangible assets no longer will be amortized but be tested for impairment at least annually. SFAS 142 applies to all existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. During 2002, we tested our year-end 2001 goodwill for impairment and determined that there was no indication of impairment. Goodwill was also tested for impairment in the fourth quarter of 2002 and there was no indication of impairment. At December 28, 2002, our unamortized goodwill amounted to $100,492, representing 24.1% of total assets.

In April 2002, the FASB issued SFAS 145, which contains provisions that supercede previously issued accounting pronouncements. Among such provisions was new guidance related to income statement classification for debt extinguishment costs. Adoption is required for companies with fiscal years beginning after May 15, 2002, with early adoption encouraged. We adopted the provisions of SFAS 145 during the quarter ended June 29, 2002.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. Adoption of this Statement is not expected to have a significant impact on the Company's financial statements.

During 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (SFAS 148) "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternate methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on the reporting of net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about these effects in interim financial information. The annual disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002.

CERTAIN FACTORS AFFECTING THE COMPANY'S PERFORMANCE

In addition to the other information provided in this Report, the following risk factors should be considered when evaluating results of our operations, future prospects and an investment in shares of our Common Stock. Any of these factors could cause our actual financial results during any period to differ materially from our historical results, and could give rise to events that might have a material adverse effect on our business, financial condition and results of operations.

The floorcovering industry is cyclical and prolonged declines in residential or commercial construction activity, corporate remodeling and refurbishment, or in the factory-built housing industry, could have a material adverse effect on our business.

The U.S. floorcovering industry is cyclical and is influenced by a number of general economic factors. The floorcovering industry in general is dependent on residential and commercial construction activity, including new construction as well as remodeling. In addition, sales of certain of the Company's principal products are significantly influenced by sales of factory-built housing, recreational vehicles and yachts. New construction activity, as well as sales in the factory-built housing, recreational vehicle and yachting industries, all are cyclical in nature. To a somewhat lesser degree, this also is true with residential and commercial remodeling. A prolonged decline in any of these industries could have a material adverse effect on our business, financial condition and results of operations. The level of activity in these industries is significantly affected by numerous factors, all of which are beyond the our control, including:

  consumer confidence;
  housing demand;
  financing availability;
  national and local economic conditions;
  interest rates;
  employment levels;
  changes in disposable income;
  commercial rental vacancy rates; and
  federal and state income tax policies.

We believe we are the largest producer of carpeting for the factory-built housing industry. Approximately 20% of our total net sales being made to customers in the factory-built and modular housing industries. Production in the factory-built housing industry significantly declined during the years 2000 and 2001 and remained at depressed levels throughout 2002. There are indications that conditions in the industry could further deteriorate before they improve. The U.S. construction, factory-built housing and other industries have experienced significant downturns in the past, which have adversely affected suppliers to these industries, including suppliers of floorcoverings. These industries could experience similar downturns in the future, which could have a negative impact on our business, financial condition and results of operations.

We face intense competition in our industry, which could decrease demand for our products and could have a material adverse effect on our profitability.

The floorcovering industry is highly competitive. We face competition from a number of domestic manufacturers and independent distributors of floorcovering products and, in certain product areas, foreign manufacturers. There has been a significant consolidation within the floorcovering industry during recent years which has caused a number of our existing and potential competitors to be larger and have greater resources and access to capital than we do. Maintaining our competitive position may require us to make substantial investments in our product development efforts, manufacturing facilities, distribution network and sales and marketing activities, which may be limited by restrictions set forth in our credit facilities. Competitive pressures may also result in decreased demand for our products and in the loss of market share. In addition, we face, and will continue to face, pressure on sales prices of our products from competitors. As a result of any of these factors, there could be a material adverse effect on our sales and profitability.

The loss of our business with The Home Depot, Inc. could have a material adverse effect on our sales and profitability.

Sales to The Home Depot, Inc. represented approximately 14% of the total dollar volume of our sales in the fiscal year 2002. We believe that our relationship with The Home Depot is good, but we cannot assure you that we will be able to maintain this relationship. Our reliance on The Home Depot may significantly influence our negotiations with them. We do not have long-term contracts with The Home Depot, and there can be no assurance that The Home Depot will continue to purchase our products in historical quantities or at all. The loss of, or a significant reduction in, this business could have a material adverse effect on our sales and profitability.

Raw material prices may increase.

The cost of raw materials has a significant impact on our profitability. In particular our business requires the purchase of large volumes of nylon fiber, filament, synthetic backing, polyester, polypropylene, wool fibers, latex and dyes. Increases in the cost of these raw materials could materially adversely affect our business, results of operations and financial condition if we are unable to pass these increases through to our customers. Prices of raw materials have increased in early 2003 and additional increases have been announced for many raw materials we use. We believe we will be successful in increasing prices to pass along raw material and other costs; however, it could take several months to recoup these increases in the marketplace, and there can be no assurance that we will successfully recover such raw material price increases.

Unanticipated termination or interruption of our arrangements with third-party suppliers of nylon yarn could have a material adverse effect on us.

Nylon yarn is the principal raw material used in our floorcovering products. The unanticipated termination or interruption of our supply arrangements could have a material adverse effect on us.

We may be responsible for environmental cleanup costs.

Various federal, state and local environmental laws govern the use of our facilities. These laws govern such matters as:

  Discharges to air and water;
  Handling and disposal of solid and hazardous substances and waste; and
  Remediation of contamination from releases of hazardous substances in our facilities and off-site disposal locations.

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

Acts of Terrorism.

Our business could be materially adversely affected as a result of international conflicts or acts of terrorism. Terrorist acts or acts of war may cause damage or disruption to our facilities, employees, customers, suppliers, and distributors, which could have a material adverse affect on our business, results of operations or financial condition. Such conflicts also may cause damage or disruption to transportation and communication systems and to our ability to manage logistics in such an environment, including receipt of supplies and distribution of product.

FORWARD-LOOKING INFORMATION

This Report contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include the use of terms or phrases that include such terms as "expects," "estimated," "projects," "believes," "anticipates," "intends," and similar terms and phrases. Such terms or phrases relate to, among other matters, our future financial performance, business prospects, growth, strategies or liquidity. The following important factors may affect our future results of and could cause those results to differ materially from our historical results. These risks include, in addition to those detailed above under the heading "Certain Factors Affecting the Company's Performance", the cost and availability of capital, raw material and transportation costs related to petroleum price levels, the cost and availability of energy supplies, the loss of a significant customer or group of customers, materially adverse changes in economic conditions generally in carpet, rug and floorcovering markets we serve and other risks detailed from time to time in our filings with the Securities and Exchange Commission.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is party to interest rate swap agreements through March 11, 2005. Under the interest rate swap agreements, the Company pays a fixed rate of interest times a notional principal amount, and receives in return an amount equal to a specified variable rate of interest times the same notional principal. The interest rate swap agreements' fair value is reflected on the balance sheet and related gains and losses are deferred in "Accumulated other comprehensive loss". As of December 28, 2002, the Company had an interest rate swap agreement outstanding for $70,000. Under the terms of the swap agreement, the Company paid a fixed rate of interest of 6.75% through March 10, 2003 and will pay 3.24% thereafter. Any interest rate differential realized is recognized as an adjustment to interest expense over the life of the swap agreement.

Unrealized losses in "Accumulated other comprehensive loss" at December 29, 2001 were $2,457, net of taxes. During 2002, losses in "Accumulated other comprehensive loss" decreased by amounts that were reclassified into earnings in the amount of $2,003, net of taxes, and increased by $1,035, net of taxes, related to a new interest rate swap agreement. This activity resulted in net unrealized losses in "Accumulated other comprehensive loss" of $1,489, net of taxes, at December 28, 2002. During the next 12 months, the Company expects this cost to impact earnings approximately $871, net of taxes. Based on the Company's $70,000 interest rate swap agreement, a 10% fluctuation in the variable rate would result in an annual after-tax economic impact of approximately $61.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary financial information required by ITEM 302 of Regulation S-K is included in PART II, ITEM 5 of this report and the Financial Statements are included in a separate section of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section entitled "Information about Nominees for Directors" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 1, 2003 is incorporated herein by reference. Information regarding the executive officers of the registrant is presented in PART I of this report.

ITEM 11.    EXECUTIVE COMPENSATION

The section entitled "Executive Compensation Information" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 1, 2003 is hereby incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Principal Shareholders", as well as the beneficial ownership table (and accompanying notes) in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 1, 2003 is incorporated herein by reference.

Equity Compensation Plan Information as of December 28, 2002

The following table sets forth information as to the Company's equity compensation plans as of the end of the Company's 2002 fiscal year:

Plan Category	(a) Number of securities to be issued upon exercise of the outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans approved by security holders	1,368,028(1)	$5.99(2)	867,302
Equity Compensation Plans not approved by security holders	N/A(3)	N/A(3)	N/A(4)
(1)

Does not include shares subject to outstanding subscriptions to purchase 330,150 shares of Common Stock under the Company's Stock Ownership Plan for senior executives at a weighted average subscription price of $8.76 per share. Also, does not include 20,000 shares of Common Stock issued pursuant to restricted stock grants under the Company's 2000 Stock Incentive Plan, with a weighted average grant date value of $4.20 per share.

(2)

Includes the aggregate weighted average of (i) the exercise price per share for outstanding options to purchase 1,319,698 shares of Common Stock under the Company's 1990 Incentive Stock Plan and 2000 Stock Incentive Plan and (ii) the price per share of the Common Stock on the grant date for each of 48,330 Performance Units issued under the Directors' Stock Plan (each unit equivalent to one share of Common Stock).

(3)

Excludes outstanding subscriptions to purchase 369,182 shares of Common Stock under the Company's Core Leadership Team Stock Subscription Plan issued at a weighted average subscription price of $5.79 per share. There are no outstanding options, warrants or rights to purchase securities under such plan.

(4)

There was no fixed limit on the number of shares authorized for issuance, however; the Company has no plans to issue any additional subscriptions under either the Core Leadership Team Stock Subscription Plan or the Stock Ownership Plan.

The Core Leadership Team Stock Subscription Plan is the Company's only non-shareholder approved equity compensation plan. The Plan allows certain non-executive management to subscribe at the then-current market price for shares of Common Stock up to that number of shares having a fair market value equal to one third of the participant's base salary. Each participant's subscription is due generally in 2004, subject to the Company's right to extend the subscription payment date for any participant.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Transactions Between the Company and Directors and Officers" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 1, 2003 is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

Within ninety (90) days prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer ("CEO"), and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective in bringing to their attention material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the most recent evaluation conducted by the CEO and CFO.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1) and (2) - The response to this portion of Item 15 is submitted as a separate section of this report.

     (3) Listing of Exhibits:

        (i)  Exhibits Incorporated by Reference:
EXHIBIT NO.	EXHIBIT DESCRIPTION
(3.1)	Restated Charter of The Dixie Group, Inc.
(4.1)	Loan Agreement, dated February 6, 1990 between Dixie Yarns, Inc. and New York Life Insurance Company and New York Life Annuity Corporation.
(4.2)	Form of Indenture, dated May 15, 1987 between Dixie Yarns, Inc. and Morgan Guaranty Trust Company of New York as Trustee.
(4.3)	Amendment to 9.96% Senior Subordinated Notes due February 1, 2010.
(4.4)	Letter Agreement dated February 17, 1998 re: Amendment to 9.96% Senior Subordinated Notes due February 1, 2010.
(4.5)	Waiver Letter dated August 17, 1998 from New York Life Insurance and Annuity Corporation.
(4.6)	Waiver Letter dated August 17, 1998 from New York Life Insurance Company.
(4.7)

Loan and Security Agreement and Forms of Notes dated May 14, 2002 by and among The Dixie Group, Inc., Fleet Capital Corporation, as "Agent", General Electric Capital Corporation, as "Documentation Agent", and Congress Financial Corporation (Southern), as "Co-Agent".

(10.1)	Asset Purchase Agreement dated as of August 29, 1997 among The Dixie Group, Inc., Bretlin, Inc., Foamex L.P. and General Felt Industries, Inc.
(10.2)	Dixie Yarns, Inc. Incentive Stock Plan as amended. *
(10.3)	Form of Non-qualified Stock Option Agreement Under the Dixie Yarns, Inc. Incentive Stock Plan. *
(10.4)	Form of Amendment to Non-qualified Stock Option Agreement Under the Dixie Yarns, Inc. Incentive Stock Plan. *
(10.5)	Form of Stock Option Agreement Under the Dixie Yarns, Inc. Incentive Stock Plan as amended. *
(10.6)	Form of Stock Rights and Restrictions Agreement for Restricted Stock Award Under Incentive Stock Plan as amended. *
(10.7)	The Dixie Group, Inc. Stock Ownership Plan as amended. *
(10.8)	Form of Stock Subscription Agreement Under Stock Ownership Plan of The Dixie Group, Inc. *
(10.9)	The Dixie Group, Inc. Director's Stock Plan. *
(10.10)	Asset Purchase Agreement dated January 8, 1999, by and between Multitex Corporation of America and The Dixie Group, Inc.
(10.11)	The Dixie Group, Inc. New Non-qualified Retirement Savings Plan effective August 1, 1999. *
(10.12)	The Dixie Group, Inc. Deferred Compensation Plan Amended and Restated Master Trust Agreement effective as of August 1, 1999. *
(10.13)	Asset Purchase Agreement dated as of May 7, 1999, between R. L. Stowe Mills, Inc., and The Dixie Group, Inc.
(10.14)	Stock Purchase Agreement dated as of July 1, 2000, by and among the Company and the stockholders of Fabrica International, Inc. named therein.
(10.15)	Stock Purchase Agreement dated as of July 1, 2000, by and among the Company and all of the stockholders of Chroma Technologies, Inc.
(10.16)	Pledge and Security Agreement, dated July 1, 2000, by and among the Company and Scott D. Guenther.
(10.17)	Pledge and Security Agreement, dated July 1, 2000, by and among the Company, Albert A. Frink, the Albert A. Frink and Denise Frink Charitable Remainder Unitrust and the Albert A. Frink Loving Trust.
(10.18)	The Dixie Group, Inc. Stock Incentive Plan. *
(10.19)

Amended and restated stock purchase agreement by and among The Dixie Group, Inc., and Scott D. Guenther, Royce R. Renfroe, and the Albert A. Frink and Denise Frink Charitable Remainder Unitrust and the Albert A. Frink Loving Trust dated September 8, 2000.

(10.20)	Pledge and security agreement dated September 8, 2000.
(10.21)	Form of Stock Option Agreement under The Dixie Group, Inc. Stock Incentive Plan. *
(10.22)	The Dixie Group, Inc. 2001 Leadership & Performance Incentive Award Plan and Form of Individual Award thereunder. *
(10.23)	Asset Purchase Agreement dated May 1, 2002, by and among Candlewick Yarns, Inc., Bretlin, Inc., The Dixie Group, Inc., CAF Extrusion, Inc. and Collins and Aikman Floorcovering, Inc.

(ii)	Exhibits Filed with this Report:

(3.2)	Amended and Restated By-Laws of The Dixie Group, Inc.
(4.8)	Letter Agreement, dated September 17, 2002, amending Loan and Security Agreement dated May 14, 2002.
(4.9)	Letter Agreement, dated January 21, 2003, amending Loan and Security Agreement dated May 14, 2002.
(4.10)	Letter Agreement, dated March 7, 2003, amending Loan and Security Agreement dated May 14, 2002.
(10.24)	The Dixie Group, Inc. Core Leadership Team Stock Subscription Plan. *
(10.25)	Form of Stock Subscription Agreement under The Dixie Group, Inc. Core Leadership Team Stock Subscription Plan. *
(10.26)	The Dixie Group, Inc. 2002 Leadership and Performance Incentive Award Plan. *
(21)	Subsidiaries of the Registrant.
(23)	Consent of Ernst & Young LLP.
(99.1)	CEO Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99.2)	CFO Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Indicates a management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K
(i)	No reports on Form 8-K have been filed by the registrant during the last quarter of the period covered by this report.
(c)	Exhibits - The response to this portion of Item 15 is submitted as a separate section of this report. See Item 15 (a) (3) (ii) above.
(d)	Financial Statement Schedules - The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 27, 2003	The Dixie Group, Inc. /s/ DANIEL K. FRIERSON By: Daniel K. Frierson Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ DANIEL K. FRIERSON Daniel K. Frierson	Chairman of the Board, Director and Chief Executive Officer	March 27, 2003
/s/ PAUL K. FRIERSON Paul K. Frierson	Vice President, President of Candlewick Yarns and Director	March 27, 2003
/s/ GARY A. HARMON Gary A. Harmon	Vice President, Chief Financial Officer	March 27, 2003
/s/ D. EUGENE LASATER D. Eugene Lasater	Controller	March 27, 2003
/s/ J. DON BROCK J. Don Brock	Director	March 27, 2003
/s/ LOVIC A. BROOKS, JR. Lovic A. Brooks, Jr.	Director	March 27, 2003
/s/ JOHN W. MURREY, III John W. Murrey, III	Director	March 27, 2003
/s/ PETER L. SMITH Peter L. Smith	Director	March 27, 2003
/s/ ROBERT J. SUDDERTH, JR. Robert J. Sudderth, Jr.	Director	March 27, 2003

Certifications

I, Daniel K. Frierson, Chief Executive Officer of The Dixie Group, Inc. certify that:

1.   I have reviewed this annual report on Form 10-K of The Dixie Group, Inc.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 27, 2003	/s/ Daniel K. Frierson Daniel K. Frierson Chief Executive Officer The Dixie Group, Inc.

I, Gary A. Harmon, Chief Financial Officer of The Dixie Group, Inc. certify that:

1.   I have reviewed this annual report on Form 10-K of The Dixie Group, Inc.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 27, 2003	/s/ Gary A. Harmon Gary A. Harmon Chief Financial Officer The Dixie Group, Inc.

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15 (a) (1) AND (2) AND ITEM 15(d)
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS
FINANCIAL STATEMENT SCHEDULES
YEAR ENDED DECEMBER 28, 2002
THE DIXIE GROUP, INC.
CHATTANOOGA, TENNESSEE
FORM 10-K - ITEM 15(a) (1) and (2) THE DIXIE GROUP, INC. AND SUBSIDIARIES LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
The following consolidated financial statements of The Dixie Group, Inc. and subsidiaries are included in Item 8:
Report of Independent Auditors
Consolidated balance sheets - December 28, 2002 and December 29, 2001
Consolidated statements of operations - Years ended December 28, 2002, December 29, 2001, and December 30, 2000
Consolidated statements of cash flows - Years ended December 28, 2002, December 29, 2001, and December 30, 2000
Consolidated statements of stockholders' equity - Years ended December 28, 2002, December 29, 2001, and December 30, 2000
The following consolidated financial statement schedule of The Dixie Group, Inc. and subsidiaries is included in Item 15(d):

Schedule II - Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, or the information is otherwise shown in the financial statements or notes thereto, and therefore have been omitted.

Report of Independent Auditors

Board of Directors
The Dixie Group, Inc.

We have audited the accompanying consolidated balance sheets of The Dixie Group, Inc. as of December 28, 2002 and December 29, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 28, 2002. Our audits also include the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Dixie Group, Inc. at December 28, 2002 and December 29, 2001, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002, and as further discussed in Note A, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

ERNST & YOUNG LLP

Chattanooga, Tennessee
February 20, 2003, except for note Q,
as to which the date is March 14, 2003

THE DIXIE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
	December 28,	December 29,
	2002	2001
ASSETS	------------------	------------------
CURRENT ASSETS
Cash and cash equivalents	$ 2,440	$ 1,412
Accounts receivable (less allowance for doubtful
accounts of $3,290 for 2002 and $2,524 for 2001)	40,158	18,144
Inventories	95,113	92,899
Assets held for sale	14	2,271
Other	8,592	9,538
	------------------	------------------
TOTAL CURRENT ASSETS	146,317	124,264

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	5,992	6,028
Buildings and improvements	75,665	75,350
Machinery and equipment	211,349	240,273
	------------------	------------------
	293,006	321,651
Less accumulated amortization and depreciation	(149,432)	(144,397)
	------------------	------------------
NET PROPERTY, PLANT AND EQUIPMENT	143,574	177,254

GOODWILL (less accumulated amortization of $9,103)	100,492	50,197

INVESTMENT IN AFFILIATE	13,458	12,575

OTHER ASSETS	12,805	21,898
	------------------	------------------
TOTAL ASSETS	$ 416,646	$ 386,188
	==========	==========

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
	December 28,	December 29,
	2002	2001
LIABILITIES AND STOCKHOLDERS' EQUITY	--------------------	--------------------
CURRENT LIABILITIES
Accounts payable	$ 37,458	$ 42,547
Accrued expenses	27,993	29,571
Current portion of long-term debt	13,294	14,497
	-----------------	------------------
TOTAL CURRENT LIABILITIES	78,745	86,615

LONG-TERM DEBT
Senior indebtedness	75,408	85,798
Subordinated notes	30,952	35,714
Convertible subordinated debentures	29,737	32,237
	-----------------	-----------------
TOTAL LONG-TERM DEBT	136,097	153,749

ACCRUED PURCHASE CONSIDERATION	50,000	---

OTHER LIABILITIES	16,529	14,960

DEFERRED INCOME TAXES	23,923	24,639

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized
	80,000,000 shares, issued - 14,292,234 shares
for 2002 and 14,226,315 shares for 2001	42,877	42,679
Class B Common Stock ($3 par value per share):
	Authorized 16,000,000 shares, issued - 795,970
shares for 2002 and 2001	2,388	2,388
Common Stock subscribed - 699,332 shares for
2002 and 802,557 shares for 2001	2,098	2,408
Additional paid-in capital	132,724	132,922
Stock subscriptions receivable	(5,029)	(5,429)
Unearned stock compensation	(82)	(44)
Accumulated deficit	(6,903)	(11,468)
Accumulated other comprehensive loss	(3,036)	(3,762)
	-----------------	-----------------
	165,037	159,694
Less Common Stock in treasury at cost - 3,319,252
shares for 2002 and 3,281,109 shares for 2001	(53,685)	(53,469)
	-----------------	------------------
TOTAL STOCKHOLDERS' EQUITY	111,352	106,225
	-----------------	-----------------
Commitments - Note N
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 416,646	$ 386,188
	==========	==========
See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
	Year Ended
	--------------------------------------------------------------------------------
	December 28, 2002	December 29, 2001	December 30, 2000
	------------------	------------------	------------------
NET SALES	$ 507,517	$ 534,598	$ 568,081
Cost of sales	387,010	420,622	470,437
	------------------	------------------	------------------
GROSS PROFIT	120,507	113,976	97,644
Selling and administrative expenses	92,042	96,316	96,471
Other (income) expenses - net	(22)	(947)	(161)
	------------------	-------------------	-------------------
INCOME BEFORE INTEREST AND TAXES	28,487	18,607	1,334
Interest expense	16,026	17,533	17,211
	------------------	------------------	------------------
INCOME (LOSS) BEFORE TAXES	12,461	1,074	(15,877)
Income tax provision (benefit)	4,191	557	(5,727)
	------------------	------------------	------------------
INCOME (LOSS) FROM CONTINUING
OPERATIONS	8,270	517	(10,150)

INCOME (LOSS) ON DISPOSAL OF
DISCONTINUED OPERATIONS	(3,705)	---	824

NET INCOME (LOSS)	$ 4,565	$ 517	$ (9,326)
	=========	=========	=========

BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations	$ 0.71	$ 0.04	$ (0.88)
Income (loss) on disposal of discontinued operations	(0.32)	---	0.07
	------------------	------------------	------------------
Net income (loss)	$ 0.39 =========	$ 0.04 =========	$ (0.81) ==========

DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations	$ 0.70	$ 0.04	$ (0.88)
Income (loss) on disposal of discontinued operations	(0.31)	---	0.07
	------------------	------------------	------------------
Net income (loss)	$ 0.39 =========	$ 0.04 =========	$ (0.81) ==========

DIVIDENDS PER SHARE:
Common Stock	---	---	---
Class B Common Stock	---	---	---
See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Year Ended
	-----------------------------------------------------------------------
	December 28, 2002	December 29, 2001	December 30, 2000
	-------------------	-------------------	-------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$ 8,270	$ 517	$ (10,150)
Income (loss) on disposal of discontinued operations	(3,705)	---	824
	-------------------	-------------------	-------------------
Net income (loss)	4,565	517	(9,326)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation and amortization	21,319	24,007	23,440
Provision (benefit) for deferred income taxes	843	(1,271)	3,647
Net gain on property, plant and equipment disposals and impairments	(3,642)	(4,330)	(2,661)
Asset valuation loss - discontinued operations	6,133	---	---
Changes in operating assets and liabilities, net of
effects of business combinations:
Accounts receivable	(22,014)	(6,367)	12,653
Inventories	(2,214)	22,045	(5,122)
Other current assets	(1,520)	10,591	(2,286)
Other assets	2,602	(1,419)	(3,564)
Accounts payable and accrued expenses	(12,144)	(926)	(16,793)
Other liabilities	2,961	(1,432)	(150)
	-------------------	-------------------	-------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(3,111)	41,415	(162)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	33,496	6,564	20,008
Purchase of property, plant and equipment	(7,129)	(12,133)	(50,664)
Cash payments in connection with business combinations	(1,678)	(1,987)	(10,923)
Investment in affiliate	(1,136)	(1,323)	(11,894)
	-------------------	-------------------	-------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	23,553	(8,879)	(53,473)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) borrowings on previous credit and term loan facility	(84,351)	(26,358)	51,290
Net borrowings on current credit and term loan facility	74,066	---	---
Payments on subordinated indebtedness	(7,262)	(7,262)	(7,262)
Other	(1,867)	(95)	(343)
	-------------------	-------------------	-------------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(19,414)	(33,715)	43,685
	-------------------	-------------------	-------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,028	(1,179)	(9,950)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,412	2,591	12,541
	-------------------	-------------------	-------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 2,440	$ 1,412	$ 2,591
	===========	===========	===========

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
	Common Stock and Class B Comm Stock	Common Stock Subscribed	Additional Paid-In Capital	Other	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total Stockholders' Equity
	---------------	---------------	---------------	---------------	---------------	---------------	---------------	-----------------
Balance at December 25, 1999	$ 45,181	$ 1,861	$ 136,144	$ (5,945)	$ (2,659)	$ (412)	$ (56,260)	$ 117,910
Common Stock acquired for treasury - 7,949 shares							(43)	(43)
Common Stock sold under stock option plan - 2,038 shares	6		2					8
Common Stock subscribed - 355,389 shares		1,066	474	(1,540)				---
Stock subscriptions cancelled - 184,119 shares		(552)	(1,104)	1,656				---
Amortization of restricted stock grants				190				190
Restricted stock grants cancelled - 40,000 shares	(120)		(400)	205				(315)
Other comprehensive loss						(133)		(133)
Net loss for the year					(9,326)			(9,326)
	---------------	---------------	-----------------	--------------	----------------	---------------	---------------	-----------------
Balance at December 30, 2000	45,067	2,375	135,116	(5,434)	(11,985)	(545)	(56,303)	108,291
Common Stock acquired for treasury - 191,668 shares							(784)	(784)
Re-issuance of treasury shares - 430,337 shares			(2,250)				3,618	1,368
Common Stock subscribed - 14,015 shares		43	73	(116)				---
Stock subscriptions cancelled - 3,244 shares		(10)	(17)	27				---
Amortization of restricted stock grants				50				50
Other comprehensive loss						(3,217)		(3,217)
Net income for the year					517			517
	---------------	---------------	---------------	---------------	---------------	---------------	---------------	---------------
Balance at December 29, 2001	45,067	2,408	132,922	(5,473)	(11,468)	(3,762)	(53,469)	106,225
Common Stock acquired for treasury - 113,858 shares							(558)	(558)
Re-issuance of treasury shares - 75,715 shares			6				342	348
Settle stock subscriptions 45,919 shares	138	(310)	(228)	400				---
Restricted stock grant issued - 20,000 shares	60		24	(84)				---
Amortization of restricted stock grants				46				46
Other comprehensive income						726		726
Net income for the year					4,565			4,565
	---------------	---------------	---------------	--------------	---------------	---------------	---------------	---------------
Balance at December 28, 2002	$ 45,265	$ 2,098	$ 132,724	$ (5,111)	$ (6,903)	$ (3,036)	$ (53,685)	$ 111,352
	=======	=======	=======	=======	=======	=======	=======	=======

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business: The Company's business consists of manufacturing, selling and distributing finished carpet, rugs and carpet yarns.

Principles of Consolidation: The consolidated financial statements include the accounts of The Dixie Group, Inc. and its wholly-owned subsidiaries (the "Company"), except for the Company's special purpose accounts receivable financing subsidiary prior to its termination in May 2002 (see Note D). Significant intercompany accounts and transactions have been eliminated in consolidation. The Company's 50% interest in Chroma Systems Partners is accounted for on the equity method. The Company utilizes the equity method of accounting for 50% or less investments when the Company exercises significant influence but does not control the investee.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Inventories: Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) cost method was used to determine cost for substantially all inventories at December 28, 2002 and December 29, 2001.

Inventories are summarized as follows:
	2002	2001
Raw materials Work-in-process Finished goods Supplies, repair parts and other Total inventories	$ 25,624 15,702 52,297 1,490 $ 95,113 ========	$ 24,018 15,855 50,767 2,259 $ 92,899 ========

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Property, Plant and Equipment: Property, plant and equipment is stated at the lower of cost or impaired value. Provision for depreciation and amortization of property, plant and equipment has been computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets, ranging from 10 to 40 years for buildings and improvements, and 3 to 10 years for machinery and equipment. Applicable statutory recovery methods are used for income tax purposes. Depreciation and amortization of property, plant and equipment for financial reporting purposes totaled $19,913 in 2002, $21,340 in 2001 and $21,223 in 2000.

Repair and Maintenance Costs: Costs to repair and maintain the Company's equipment and facilities are expensed as incurred. Such costs typically include expenditures to keep the equipment and facilities in proper working condition.

Goodwill: Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets acquired in business combinations. The Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets" in January 2002. SFAS 142 provides that goodwill and certain other intangible assets no longer will be amortized for fiscal years beginning after December 15, 2001 but will be tested for impairment at least annually. The Company measures goodwill impairment by comparing the carrying value of its operating units, including goodwill, with the fair value of the operating unit measured by determining the present value of future cash flows. A significant decline in estimated future cash flows could indicate potential impairment and trigger an impairment assessment. Additionally, SFAS 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized for fiscal years beginning after December 15, 2001 and continue to be assessed for impairment under APB Opinion No. 18. During 2002, goodwill of $51,343 was added related to contingent payments made under prior business combinations and goodwill of $1,047 was charged off relating to the sale of one of the Company's facilities. At December 28, 2002, the Company had unamortized goodwill in the amount of $100,492. Amortization expense related to goodwill was $1,633 and $1,544 for the years ended December 29, 2001 and December 30, 2000, respectively.

The following table presents the Company's net income assuming goodwill had not been amortized during the twelve months ended December 29, 2001 and December 30, 2000.
Year Ended
2002	2001	2000

Net income (loss), as reported
Add goodwill amortization, net of taxes
Adjusted net income (loss)

Basic earnings (loss) per share, as reported
Add goodwill amortization, net of taxes
Adjusted basic earnings (loss) per share

Diluted earnings (loss) per share, as reported
Add goodwill amortization, net of taxes
Adjusted diluted earnings (loss) per share

$ 4,565 --- 4,565 0.39 --- 0.39 0.39 --- 0.39	$ 517 996 1,513 0.04 0.09 0.13 0.04 0.09 0.13	$ (9,326) 942 (8,384) (0.81) 0.08 (0.73) (0.81) 0.08 (0.73)

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Impairment of Assets: The Company reviews assets for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. The Company evaluates recoverability of its long-lived assets by comparing estimated future undiscounted cash flows with the carrying value of the related assets to determine if impairment exists. Impairment, if any, is then measured by comparing carrying value to market value or estimated future discounted cash flows of the underlying assets.

Stock-Based Compensation: As permitted under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", the Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and accordingly, recognizes no compensation expense for the stock option grants as long as the exercise price is equal to or more than the fair value of the shares at the date of grant.

During 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (SFAS 148) "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternate methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on the reporting of net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about these effects in interim financial information. The annual disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002.

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

	Year Ended
	2002	2001	2000
Net income (loss), as reported	$ 4,565	$ 517	$ (9,326)
Stock compensation expense under SFAS 123, net of taxes	(666)	(790)	(887)
Adjusted net income (loss)	3,899	(273)	(10,213)

Basic earnings (loss) per share, as reported	0.39	0.04	(0.81)
Stock compensation expense under SFAS 123, net of taxes	(0.06)	(0.06)	(0.08)
Adjusted basic earnings (loss) per share	0.33	(0.02)	(0.89)

Diluted earnings (loss) per share, as reported	0.39	0.04	(0.81)
Stock compensation expense under SFAS 123, net of taxes	(0.06)	(0.06)	(0.08)
Adjusted diluted earnings (loss) per share	0.33	(0.02)	(0.89)

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted - average assumptions:
	2002 Grants	2001 Grants (1)	2000 Grants
Expected life Expected volatility Risk-free interest rate Dividend yield	5 years 53.70% 4.32% 0.00%	--- --- --- ---	5 years 49.50% 6.37% 0.00%

(1) There were no options granted during 2001.

Revenue Recognition: The Company recognizes revenue for goods sold at the time title passes to the customer.

Shipping and Handling Costs: Shipping and handling costs are charged to cost of sales in the Company's financial statements.

Reclassifications: Certain amounts for 2001 and 2000 have been reclassified to conform with 2002 presentation.

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

Derivatives and Hedging Activities: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which was amended by Statement of Financial Accounting Standards Nos. 137 and 138. In January 2001, the Company adopted the provisions of SFAS 133. As required by SFAS 133, the 2000 consolidated financial statements were not restated but were prepared in accordance with the applicable accounting guidance for derivatives and hedging instruments in effect at that time.

The Company does not engage in speculative transactions, nor does it hold or issue financial instruments for trading purposes. The Company uses derivative instruments; currently interest rate swaps, to minimize interest rate volatility.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

The Company is party to interest rate swap agreements through March 11, 2005. Under the interest rate swap agreements, the Company pays a fixed rate of interest times a notional principal amount, and receives in return an amount equal to a specified variable rate of interest times the same notional principal. The interest rate swap agreements' fair value is reflected on the balance sheet and related gains and losses are deferred in other comprehensive income. As of December 28, 2002, the Company had an interest swap agreement outstanding for $70,000. Under the terms of the swap agreement, the Company pays a fixed interest rate of 6.75% through March 10, 2003 and 3.24% thereafter. Unrealized losses in other comprehensive income at December 29, 2001 were $2,457, net of taxes. During 2002, losses in other comprehensive income decreased by amounts that were reclassified into earnings in the amount of $2,003, net of taxes, and increased by $1,035, net of taxes, related to a new interest rate swap agreement. This activity resulted in net unrealized losses in other comprehensive income of $1,489, net of taxes, at December 28, 2002. During the next 12 months, the Company expects to reclassify into earnings approximately $871, net of taxes.

Recent Accounting Pronouncements: In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No, 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", FASB Statement No. 44, " Accounting for Intangible Assets of Motor Carriers", FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements", and amends FASB Statement No. 13, "Accounting for Leases." SFAS No. 145 requires that gains and losses related to debt extinguishments should only be classified as extraordinary items if they meet certain criteria. The provisions of this Statement became effective beginning May 15, 2002. The financial statements included herein reflect the adoption of SFAS No. 145.

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

The Company acquired the stock of Fabrica for $9,246 cash. The agreement provides for the payment of contingent consideration of $50,000 in 2003 if Fabrica's cumulative gross sales for the period of April 1, 2000 through June 30, 2003 exceed certain levels. The sales level was reached in the Company's second quarter of fiscal 2002 and the Company recorded additional goodwill and accrued purchase consideration of $50,000 which will become due in April 2003. The agreement also provides for an additional contingent amount of up to $2,500 to be paid in April 2005 if Fabrica's cumulative earnings before interest and taxes for the five-year period beginning January 1, 2000 exceed specified levels. The Company's investment in

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Fabrica secures the seller's right to the $50,000 contingency consideration. Any contingent amounts that may become payable under the agreement will be treated as an additional cost of the acquisition.

The acquisition of Fabrica was accounted for under the purchase method of accounting for business combinations and accordingly, the results of operations of Fabrica subsequent to June 30, 2000 are included in the Company's consolidated financial statements.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition of Fabrica had occurred at the beginning of the period presented after giving effect to certain adjustments, including interest expense on debt to finance the acquisition, depreciation expense on the fair value of fixed assets acquired and related income taxes. The pro forma results are presented for comparative purposes only and do not purport to be indicative of future results or the results that would have occurred had the acquisition taken place at the beginning of the periods presented.

2000
Net sales Net loss Net loss per share: Basic Diluted	$ 593,890 (7,525) (0.66) (0.66)

On July 1, 2000, the Company acquired a one-third interest in Chroma Systems Partners ("Chroma"). The initial investment in Chroma was $11,000 paid in cash on July 3, 2000. Upon withdrawal of a partner from Chroma on September 30, 2000, the Company's interest in Chroma increased to 50%, without further investment. Consideration paid for the Company's interest in Chroma is subject to an adjustment generally equal to the Company's share of Chroma's income or loss for the three years ending June 30, 2003, less $1,800. Such adjustment amounted to $1,117 in 2002, $919 in 2001 and $861 in 2000. The Company's investment in Chroma secures the seller's right to the Fabrica sales contingency consideration and any contingent consideration that becomes due under the Chroma agreement. At December 28, 2002 and December 29, 2001, the carrying value of the Chroma investment was approximately $11,267 and $10,242; respectively, greater than the Company's 50% interest in Chroma's reported net assets. The Company's equity in the earnings and distributions received from Chroma were $864 and $1,289; respectively, in 2002, $556 and $1,141; respectively, in 2001, and $617 and $1,086; respectively, in 2000. The Company's proportionate share of earnings in Chroma are reflected in "Other (income) expenses - net" in the Company's consolidated financial statements.

Purchases by the Company from Chroma were $5,962 in 2002, $5,400 in 2001 and $2,611 in 2000. Profit eliminations related to such purchases totaled $596 in 2002, $540 in 2001 and $337 in 2000.

NOTE C - DISCONTINUED OPERATIONS

In June 1999, the Company completed the sale of its discontinued textile knit fabric, apparel and specialty yarns (textile products) operations and the Company received a note as part of the consideration. The note matures in July 2003 and is subordinated to the maker's senior indebtedness. The Company's assessment of the financial condition of the issuer and further deterioration of economic conditions in the textile industry indicated an impairment of the carrying value of the note. As a result, the Company fully reserved the carrying value of the note during 2002 which resulted in a non-cash charge of $3,705, after tax.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)
Following is summary financial information for the Company's discontinued textile products operations:

	2002	2001	2000
Net sales Income (loss) on disposal: Before income taxes Income tax provision (benefit) Net income (loss)	$ --- (6,133) (2,428) $ (3,705) =======	$ --- --- --- $ --- ======	$ --- 1,289 465 $ 824 ======

The gain on disposal in 2000 resulted from favorable adjustments to amounts accrued as of the end of the preceding year for exit costs.

NOTE D - SALE OF ACCOUNTS RECEIVABLE

The Company's accounts receivable securitization program provided up to $60,000 of funding prior to May 14, 2002 when the program was terminated and all amounts borrowed under the arrangement were re-paid (see Note G). Under the agreement, a significant portion of the Company's accounts receivable were sold, on a revolving basis, to a special purpose wholly-owned subsidiary, which assigned such receivables to an independent issuer of receivables-backed commercial paper as security for amounts borrowed by the special purpose subsidiary.

The transaction was accounted for as a sale of accounts receivable. Accordingly, the undivided interest in receivables sold under the agreement was excluded from the Company's balance sheet. Amounts sold under this arrangement were $25,951 at December 29, 2001. The Company's retained interest in the accounts receivable was stated at the estimated amount to be received upon the collection of the receivables and was included in the balance sheet as accounts receivable.

Proceeds from the sale of accounts receivable were less than the face amount of the accounts receivable sold by an amount that approximates the variable financing cost of receivables-backed commercial paper plus administrative fees typical in such transactions. These costs, which were approximately $334 for 2002, $2,310 for 2001 and $3,479 for 2000, are included in "Other (income) expense - net". The Company serviced the receivables sold and maintained an allowance for doubtful accounts based upon the expected collectibility of all of the accounts receivable generated by the Company.

Portions of the Company's accounts receivable were factored without recourse to financial institutions. At December 28, 2002 and December 29, 2001 such amounts were $4,223 and $4,532, respectively.

NOTE E - ACCRUED EXPENSES

Accrued expenses exceeding 5% of current liabilities include the following:
	2002	2001	2000
Compensation and benefits	$ 11,645	$ 11,752	$ 10,866

The Company's self-insured Workers' Compensation program is collateralized by a $1,500 letter of credit.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE F - PRODUCT WARRANTY RESERVES

The Company warrants its products against manufacturing defects and performance to specified standards. The warranty period and performance standards vary by market and uses of its products. The Company estimates the costs that may be incurred under its warranties and records a liability at the time product sales are recorded. The warranty liability is primarily based on historical claim rates, nature of claims and the associated cost.

Changes in the Company's product liability during fiscal 2002 are as follows:

Reserve balance at beginning of period	$ 1,062
Warranty liabilities accrued during 2002	6,856
Warranty liabilities settled during the period	(6,800)
Changes for pre-existing warranty liabilities	104
Reserve balance at end of period	$ 1,222 =======

NOTE G - LONG-TERM DEBT AND CREDIT ARRANGEMENTS (SEE NOTE Q)

Long-term debt consists of the following:

Senior indebtedness:
     Credit line borrowings
     Term loan
     Other
Total senior indebtedness
Subordinated notes
Convertible subordinated debentures
Total long-term debt
Less current portion
Total long-term debt (less current portion)

2002 $ 45,823 35,243 374 81,440 35,714 32,237 149,391 (13,294) $ 136,097 ========	2001 $ 61,694 22,657 8,682 93,033 40,476 34,737 168,246 (14,497) $ 153,749 ========

On May 14, 2002, the Company entered into a senior revolving credit and term loan facility to replace its 1998 senior credit facility and its accounts receivable securitization program. The credit agreement provides the lender with a security interest in substantially all of the Company's assets. The new credit facility provides revolving credit of up to $110,000 through a five-year commitment period and a $40,000 term loan. Borrowing availability under the revolving credit facility is limited by the level of the Company's accounts receivable and inventory. The term loan is payable in quarterly installments of $1,429 beginning August 1, 2002 and is due in May 2007. Interest rates available under the facility may be selected from a number of options that effectively allow for borrowing at rates ranging from the lender's prime rate to the lender's prime rate plus 1.0% for base rate loans, or at rates ranging from LIBOR plus 2.25% to LIBOR plus 3.5% for LIBOR loans. The effective annual interest rate on borrowings under the revolving credit and term loan agreements were 9.17 % for 2002 and 8.49% for 2001. The average interest rate on debt outstanding under these agreements were 9.03% at December 28, 2002 and 8.96% at December 29, 2001. Commitment fees, ranging from .375% to .50% per annum, are payable on the average daily unused balance of the revolving credit facility.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

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

Approximate maturities of long-term debt for each of the five years succeeding December 28, 2002 are $13,294 in 2003, $13,003 in 2004, $13,004 in 2005, $12,978 in 2006, $65,471 in 2007 and $31,641 thereafter.

Interest payments for continuing operations were $15,473 in 2002, $16,596 in 2001 and $17,447 in 2000.

The Company's long-term debt and credit arrangements contain financial covenants relating to fixed charges, total debt, net worth and among other matters, limits future acquisitions, capital expenditures, and does not permit the payment of dividends.

NOTE H - FAIR VALUE OF FINANCIAL INSTRUMENTS

All of the Company's financial instruments are held or issued for purposes other than trading. The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:
	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets Cash and cash equivalents Notes receivable (including current portion) Escrow funds Financial liabilities Long-term debt (including current portion) Interest rate swap	$2,440 3,455 250 149,391 (2,441)	$2,440 3,455 250 142,551 (2,441)	$ 1,412 9,841 251 168,246 (4,028)	$ 1,412 9,841 251 161,051 (4,028)

The fair values of the Company's long-term debt were estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE I - PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company sponsors a 401(k) defined contribution plan covering substantially all associates. The Company sponsors two defined benefit retirement plans, one of which covers a limited number of the Company's active associates and another which has been frozen since 1993 as to new benefits earned under the plan.

Additionally, the Company sponsors two postretirement benefit plans, one of which provides for medical and life insurance for a limited number of associates. Effective January 1, 2003, benefits will no longer be provided for associates who retire subsequent to that date. The other plan provides life insurance to a limited number of associates as a result of a prior acquisition.

Information about the benefit obligation, assets and funded status of the Company's defined benefit pension plans and postretirement benefit plans are as follows:

	Pension Benefits		Postretirement Benefits
	2002	2001	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of year	$ 6,806	$ 6,606	$ 3,059	$ 2,861
Service cost	116	103	60	55
Interest cost	405	407	173	221
Participant contributions	---	---	57	28
Actuarial (gain) loss	55	239	(626)	144
Benefits paid	(1,142)	(549)	(234)	(250)
Change in plan provisions	---	---	(1,156)	---
Benefit obligation at end of year	6,240	6,806	1,333	3,059

Change in plan assets:
Fair value of plan assets at beginning of year	2,364	2,984	---	---
Actual return on plan assets	(434)	(457)	---	---
Employer contribution	1,240	386	177	222
Participant contributions	---	---	57	28
Benefits paid	(1,142)	(549)	(234)	(250)
Fair value of plan assets at end of year	2,028	2,364	---	---

Funded status:	(4,212)	(4,442)	(1,333)	(3,059)
Unrecognized prior service cost	97	103	(1,156)	---
Unrecognized actuarial (gain) loss	2,417	2,036	(623)	(109)
Net amount recognized	$ (1,698)	$ (2,303)	$ (3,112)	$ (3,168)
	=======	=======	=======	=======
Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$ (4,212)	$ (4,442)	$ (3,112)	$ (3,168)
Accumulated other comprehensive income	2,514	2,139	---	---
Net amount recognized	$ (1,698)	$ (2,303)	$ (3,112)	$ (3,168)
	=======	=======	=======	======
Weighted-average assumptions as of year-end:
Discount rate	6.03%	6.08%	6.99%	7.25%
Expected return on plan assets	7.50%	7.50%	---	---

There were no shares of the Company's Common Stock included in plan assets at December 28, 2002 or December 29, 2001.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Costs charged to continuing operations for all pension and postretirement plans are summarized as follows:
	Pension Benefits			Postretirement Benefits
Components of net periodic benefit costs:	2002	2001	2000	2002	2001	2000
Defined benefit plans
Service cost	$ 117	$ 103	$ 92	$ 60	$ 55	$ 48
Interest cost	330	232	436	173	221	209
Expected return on plan assets	(84)	(79)	(357)	---	---	---
Recognized net actuarial loss	54	40	10	(52)	(34)	(26)
Settlement loss	207	42	75	(60)	(59)	(26)
	624	338	256	121	183	205
Defined contribution pension plan	929	1,676	3,006	---	---	---
Net periodic benefit cost	$ 1,553	$ 2,014	$ 3,262	$ 121	$ 183	$ 205
	======	======	======	======	======	======

NOTE J - INCOME TAXES

The provision (benefit) for income taxes on income (loss) from continuing operations consists of the following:

	2002		2001		2000
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$ 2,096	$ 1,848	$(1,437)	$ 2,330	$(9,125)	$ 3,600
State	139	108	(113)	(223)	(249)	47
Total	$ 2,235	$ 1,956	$(1,550)	$ 2,107	$(9,374)	$ 3,647
	======	======	======	======	======	======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax bases of those assets and liabilities.

DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Significant components of the Company's deferred tax liabilities and assets are as follows:
	2002	2001
Deferred tax liabilities:
Property, plant and equipment	$ 28,853	$ 33,728
Inventories	1,823	---
Intangible assets	1,889	1,219
Other	3,146	2,848
Total deferred tax liabilities	35,711	37,795

Deferred tax assets:
Inventories	---	22
Post-retirement benefits	5,443	5,532
Other employee benefits	1,108	1,613
Losses from discontinued operations	5	37
Alternative minimum tax	2,204	3,687
Net operating loss carryforward	---	2,857
Allowances for bad debts,
claims, and discounts	3,621	2,699
Other	2,629	2,397
Total deferred tax assets	15,010	18,844
Net deferred tax liabilities	$ 20,701	$ 18,951
	======	======

Differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income from continuing operations are reconciled as follows:
	2002	2001	2000
Statutory rate applied to income from continuing operations	$ 4,361	$ 376	$ (5,557)
Plus state income taxes net of federal tax effect	161	(219)	(482)
Total statutory provision (benefit)	4,522	157	(6,039)

Increase (decrease) attributable to:
Nondeductible amortization of and impairment adjustments to intangible assets	---	206	193
Nondeductible portion of travel and entertainment	212	220	246
Income exclusion on foreign sales	(105)	---	---
Contributions	(423)	---	---
Other items	(15)	(26)	(127)
Total tax provision	$ 4,191	$ 557	$ (5,727)
	======	======	======

Income tax refunds received; net of income tax payments, for continuing and discontinued operations were $439 in 2002, $6,447 in 2001 and $5,348 in 2000.

At December 28, 2002, the Company had income tax refunds receivable of $281 included in other current assets.

At December 28, 2002, the Company has alternative minimum tax credit carryforwards of $2,204 which have no expiration date.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE K - COMMON STOCK AND EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:
	2002	2001	2000

Income (loss) from continuing operations (1)
     Denominator for calculation of basic earnings per share -         weighted average shares (2)

Effect of dilutive securities:
     Stock options (3)
     Stock subscriptions (3)
     Restricted stock grants (3)

	$ 8,270 11,723 44 42 12	$ 517 11,669 25 33 21	$ (10,150) 11,473 --- --- ---
Denominator for calculation of diluted earnings per share - weighted average shares adjusted for potential dilution (2) (3)	11,821	11,748	11,473
Earnings (loss) per share: Basic Diluted	$ 0.71 $ 0.70	$ 0.04 $ 0.04	$ (0.88) $ (0.88)

(1)   No adjustments needed in the numerator for diluted calculations.
(2)   Includes Common and Class B Common shares in thousands.
(3)   Because their effects are anti-dilutive, excludes shares under restricted stock plans and shares issuable under stock option, and stock subscription plans, whose grant price is greater than the average market price of Common Shares outstanding at the end of the relevant period, and excludes shares issuable on conversion of subordinated debentures into shares of Common Stock. Aggregate shares excluded were 3,089 in 2002, 1,927 shares in 2001 and 3,687 shares in 2000.

NOTE L - STOCK PLANS

The Company's 2000 Incentive Stock Plan reserved 1,936,500 shares of Common Stock for sale or award to key associates or to the outside directors of the Company under stock options, stock appreciation rights, restricted stock performance grants, or other awards. Outstanding options are generally exercisable at a cumulative rate of 25% per year after the second year from the date the options are granted and generally expire after ten years from the date of grant. Options outstanding were granted at prices at or above market price on the date of grant.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

In October 2001, the Company canceled outstanding options previously issued under its 1990 Incentive Stock Plan which had exercise prices ranging from $6.00 to $14.30 per share. On May 2, 2002, the Company issued a reduced number of options to each holder based on a specific exchange scale and at an exercise price equal to the market price of the Company's Common Stock on the date such options were issued.

A summary of the option activity for the three years ended December 28, 2002:
	Number of Shares	Weighted - Average Exercise Price	Weighted - Average Fair Value of Options Granted During the Year
Outstanding at December 25, 1999	1,714,601	$ 7.92
Granted at market price Exercised Forfeited Expired Outstanding at December 30, 2000	290,500 (1,019) (297,019) (3,057) 1,704,006	4.13 4.29 7.59 4.29 7.38	$ 2.10
Cancelled Exercised Forfeited Outstanding at December 29, 2001	(1,059,750) --- (72,500) 571,756	8.79 --- 6.32 4.85
Exercised Granted at market price Granted above market price Forfeited Outstanding at December 28, 2002	--- 721,369 123,704 (97,131) 1,319,698 ========	--- 6.50 7.66 5.26 $ 5.98 =====	3.31 3.38
Options exercisable at: December 30, 2000 December 29, 2001 December 28, 2002	1,180,007 294,006 804,197	$ 8.34 5.56 6.32

The following table summarizes information about stock options at December 28, 2002:
Options Outstanding
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$ 3.875 - $ 4.875 5.750 - 7.660 $ 3.875 - $ 7.660	424,850 894,848 1,319,698	7.6 years 8.1 years 7.9 years	$ 4.28 6.79 $ 5.98

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)
Option Exercisable
Range of Exercise Prices	Number of shares	Weighted-Average Exercise Price
$ 3.875 - $ 4.875 5.750 - 7.660 $ 3.875 - $ 7.660	121,875 682,322 804,197	$ 4.45 6.65 $ 6.32

In August 1996, the Company's Board of Directors adopted a stock ownership plan applicable to selected management of the Company for the purpose of encouraging each participant to make a significant investment in the Company's Common Stock. Pursuant to the plan, at December 28, 2002, 699,332 shares were subscribed at a weighted-average price of $7.19 per share, at December 29, 2001, 802,557 shares were subscribed at a weighted-average price of $6.76 per share, and at December 30, 2000, 791,786 shares were subscribed at a weighted-average price of $6.74 per share. All shares were subscribed at prevailing market prices at subscription date.

The Company also has a stock purchase plan which authorizes 108,000 shares of Common Stock for purchase by supervisory associates at the market price prevailing at the time of purchase. At December 28, 2002, 27,480 shares remained available for issue. Shares sold under this plan are held in escrow until paid for and are subject to repurchase agreements which give the Company the right of first refusal at the time of sale.

NOTE M - COMPREHENSIVE INCOME

Comprehensive income is as follows:
	2002	2001	2000
Net income (loss)	$ 4,565	$ 517	$ (9,326)
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap agreements, net of tax of $619 in 2002 and $992 in 2001	968	(1,551)	---

Effect of adoption of SFAS 133, net of tax of $579	---	(906)	---

Change in additional minimum pension liability, net of tax of $133 in 2002, $486 in 2001 and $85 in 2000	(242)	(760)	(133)

Comprehensive income (loss)	$ 5,291 =======	$ (2,700) =======	$ (9,459) =======

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE N - COMMITMENTS

The Company had commitments for purchases of machinery and equipment, building construction and information systems of approximately $2,257 at December 28, 2002.

The Company leases certain buildings, machinery and equipment under operating leases. Commitments for minimum rentals under non-cancelable leases are as follows:
2003 2004 2005 2006 2007 Total	$ 6,757 4,876 1,967 980 721 $ 15,301 =======

The Company was a party to two operating leases with related parties which were assumed by the Company as part of acquisitions made in 1999 and 2000. Rent paid to related parties during 2002, 2001 and 2000 was approximately $1,029, $997 and $736, respectively. In 2003, one of the leases was terminated and interest held by the lessor in the other lease was sold.

Rental expense in 2002, 2001 and 2000 amounted to approximately $8,584, $9,590 and $7,127, respectively.

NOTE O - SEGMENT INFORMATION

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

The profit performance measure for the Company's segments is defined as internal EBIT (earnings before interest, taxes, and other non-segment items). Income from equity investees of $864 in 2002, $556 in 2001 and $617 in 2000 are reflected in the profit performance of the carpet manufacturing segment. Assets measured in each reportable segment include long-lived assets and goodwill, inventories at current cost, and accounts receivable (without reductions for receivables sold under the Company's accounts receivable securitization program). The carrying amount of goodwill included in the carpet manufacturing segment was $100,492, $49,150, and $49,819 for years ended 2002, 2001 and 2000, respectively. The carrying amount of goodwill included in the floorcovering base materials segment was $0, $1,047 and $1,076 for years ended 2002, 2001 and 2000, respectively.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Allocations of corporate and administrative expenses are used in the determination of segment profit performance; however, assets of the corporate departments are not used in the segment asset performance measurement. All expenses incurred for the amortization of goodwill are recognized in segment profit performance measurement. Goodwill amortization expense in the carpet manufacturing segment was $1,605 in 2001 and $1,516 in 2000. Such expense in the Company's floorcovering base material segment was $28 in 2001 and $28 in 2000. Goodwill was not subject to amortization in 2002.
	Net Sales - External Customers			Profit Performance
Reportable Segments: Carpet manufacturing Floorcovering base materials (1) Segment total	2002 $470,760 36,757 $507,517 =======	2001 $484,054 50,544 $534,598 ========	2000 $493,709 74,372 $568,081 ========	2002 $27,867 7,825 35,692	2001 $15,605 (1,098) 14,507	2000 $ (1,244) (2,490) (3,734)
Interest expense Other non-segment loss (income)(2)(3)(4)				16,026 7,205	17,533 (4,100)	17,211 (5,068)
Consolidated income (loss) from continuing operations before income taxes				$12,461 ======	$ 1,074 ========	$ (15,877) ========

(1) Includes pre-tax gains of $7,701 from the disposition of certain long-lived assets during 2002.
(2) Includes the write-off of "internal use" computer software costs of $3,614, related to software not put in service, and deferred      financing costs of $2,769 during 2002.
(3) Includes a pre-tax gain of $4,143 from the sale of real estate during 2001.
(4) Includes pre-tax gains of $3,700 for the sale of real estate and the Company's aircraft during 2000.

Note: All of the items above in footnotes 1 - 4 are classified in "Other (income) expenses - net" in the Company's consolidated financial statements.
	Capital Expenditures			Depreciation and Amortization
Reportable Segments: Carpet manufacturing Floorcovering base materials Corporate Total continuing operations	2002 $ 6,027 1,084 18 $ 7,129 ======	2001 $ 9,607 769 1,757 $12,133 ======	2000 $25,433 18,478 6,753 $50,664 =======	2002 $14,901 4,939 1,479 $21,319 =======	2001 $14,135 6,686 3,186 $24,007 ======	2000 $14,225 6,788 2,427 $23,440 ======

DIXIE GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share data) (Continued)
Assets Used In Performance Measurement

Reportable Segments:
   Carpet manufacturing
   Floorcovering base materials
   Assets in Performance      Measurement
Assets Not in Segment      Measurements:
   Other operating assets
   Assets held for sale
Total consolidated assets

				2002 $339,882 38,421 378,303 38,329 14 $416,646 =======	2001 $294,550 61,516 356,066 27,851 2,271 $386,188 =======	2000 $325,486 73,621 399,107 24,031 68 $423,206 =======

The dollar volumes and percentages of the Company's net sales to The Home Depot were approximately $71,000, or 14% in 2002, $82,000, or 15%, in 2001 and $85,000, or 15%, in 2000. The loss of The Home Depot business could have a material adverse effect on the Company's operations. Substantially all of the Company's sales were to domestic customers and all substantial assets were domestically based for the periods presented. Approximately 78% of the unit production volume of the Company's floorcovering base materials segment is sold to the Company's carpet manufacturing segment at cost. Intersegment sales from the Company's floorcovering base materials group to the Company's carpet manufacturing group were $150,127 in 2002, $140,583 in 2001 and $137,328 in 2000.

NOTE P - ASSETS HELD FOR SALE

At December 29, 2001, the Company held for sale its Lemoore, California carpet yarn processing facility which was included in the Company's floorcovering base materials segment. During 2002, the Company sold this facility for an amount which approximated its carrying value of $2,271.

NOTE Q - SUBSEQUENT EVENTS

On March 14, 2003, the Company issued $37,000 of senior secured notes, amended its senior credit facility and settled the $50,000 obligation with the former shareholders of Fabrica International due on April 1, 2003. The obligation was settled through a cash payment of $49,784, reflecting an early payment discount of $216. Because this obligation was settled using long-term financing, the $50,000 accrued purchase consideration has been classified as a long term liability on the Company's balance sheet at December 28, 2002.

The interest on the senior secured notes is payable monthly in cash at LIBOR plus 10%, or, if LIBOR is unavailable, at a base rate plus 8%, in either event not to exceed 14% during the last fifteen months prior to the maturity of the notes, plus a 3% per annum Payment-In-Kind ("PIK") interest component which is settled quarterly by the addition of the accrued PIK interest to the notes principal balance then outstanding. The outstanding principal and all accrued and unpaid interest is due at maturity of the notes on May 13, 2007. The notes rank pari passu with all of our senior indebtedness and are secured by a second priority lien in substantially all of our assets, junior only to liens we granted to secure borrowings under our senior credit facility. The senior credit facility and the senior secured notes are senior to the Company's subordinated debt.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

The amended senior credit facility reduced the revolving credit loan commitments to $90,000 and increased amounts that can be borrowed under our borrowing base formula by approximately $10,000. It also reissues a term loan for the outstanding balance of the existing term loan and includes an additional $4,551 term loan, bringing the balance of the term loan portion of the facility to $38,333. The term loans are payable in quarterly installments of $1,369 beginning May 1, 2003 and are due in May 2007. Interest rates available under the amended senior facility may be selected from a number of options that effectively allow for borrowing at rates ranging from the lender's prime rate plus .25% to the lender's prime rate plus 1.25% for base rate loans, or at rates ranging from LIBOR plus 2.50% to LIBOR plus 3.75% for LIBOR loans. Commitment fees, ranging from .375% to .50% per annum, are payable on the average daily unused balance of the revolving credit facility. The Company's level of accounts receivable and inventories limits borrowing availability under the revolving credit facility. The senior credit facility is secured by a first priority lien in substantially all of the Company's assets.

The Company's credit agreements contain financial covenants relating to fixed charges, interest and debt coverage and net worth and among other things, limit future acquisitions, capital expenditures, and the payment of dividends. After completing the transactions, including payment of the obligation to the former shareholders of Fabrica International, the unused borrowing capacity under the Company's credit facilities was approximately $19,400.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THE DIXIE GROUP, INC. AND SUBSIDIARIES
(dollars in thousands)
Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses		Additions Charged to Other Accounts - Describe		Deductions - Describe		Balance at End of Year

Year ended December 28, 2002:
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$ 2,524	$ 1,257		$ ---		$ 491	(1)	$ 3,290
Provision to reduce inventories to net
realizable value	6,281	---		---		101	(2)	6,180
Provision to reduce assets held for sale
to estimated fair market value	948	---		---		38	(3)	910
Reserve for note receivable associated
discontinued operations	1,867	6,133		---		---		8,000

Year ended December 29, 2001:
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$ 2,164	$ 1,048		$ ---		$ 688	(1)	$ 2,524
Provision to reduce inventories to net
realizable value	6,894	---		---		613	(2)	6,281
Provision to reduce assets held for sale
to estimated fair market value	948	---		---		---		948
Reserve for note receivable associated
discontinued operations	1,867	---		---				1,867

Year ended December 30, 2000:
Reserves deducted from asset accounts:
Allowance for doubtful accounts	$ 1,831	$ 305		$ 450	(4)	$ 422	(1)	$ 2,164
Provision to reduce inventories to net
realizable value	4,441	1,686	(2)	767	(4)	---		6,894
Provision to reduce assets held for sale
to estimated fair market value	1,187	---		---		239	(3)	948
Reserve for note receivable associated
discontinued operations	2,589	---		---		722	(5)	1,867

(1) Uncollectible accounts written off, net of recoveries.
(2) Current year provision or reserve reductions for inventories sold.
(3) Reserve reductions for assets sold.
(4) Increase in reserves in connection with business combinations.
(5) Decrease in current year provision.

ANNUAL REPORT ON FORM 10-K
ITEM 15 (c)
EXHIBITS

YEAR ENDED DECEMBER 28, 2002
THE DIXIE GROUP, INC.
CHATTANOOGA, TENNESSEE

Exhibit Index
EXHIBIT NO.	EXHIBIT DESCRIPTION	INCORPORATION BY REFERENCE
(3.1)	Restated Charter of The Dixie Group, Inc.	Incorporated by reference to Exhibit (3) to Dixie's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997. *
(3.2)	Amended and Restated By-Laws of Dixie Yarns, Inc.	Filed herewith.
(4.1)	Loan Agreement, dated February 6, 1990 between Dixie Yarns, Inc. and New York Life Insurance Company and New York Life Annuity Corporation.	Incorporated by reference to Exhibit (4d) to Dixie's Annual Report on Form 10-K for the year ended December 30, 1989. *
(4.2)	Form of Indenture, dated May 15, 1987 between Dixie Yarns, Inc. and Morgan Guaranty Trust Company of New York as Trustee.	Incorporated by reference to Exhibit 4.2 to Amendment No. 1 of Dixie's Registration Statement No. 33-14078 on Form S-3, dated May 19, 1987. *
(4.3)	Amendment to 9.96% Senior Subordinated Notes due February 1, 2010.	Incorporated by reference to Exhibit (4l) to Dixie's Annual Report on Form 10-K for the year ended December 27, 1997. *
(4.4)	Letter Agreement dated February 17, 1998 re: Amendment to 9.96% Senior Subordinated Notes due February 1, 2010.	Incorporated by reference to Exhibit (4m) to Dixie's Annual Report on Form 10-K for the year ended December 27, 1997. *
(4.5)	Waiver Letter dated August 17, 1998 from New York Life Insurance and Annuity Corporation.	Incorporated by reference to Exhibit (4o) to Dixie's Annual Report on Form 10-K for the year ended December 27, 1997. *
(4.6)	Waiver Letter dated August 17, 1998 from New York Life Insurance Company.	Incorporated by reference to Exhibit (4p) to Dixie's Annual Report on Form 10-K for the year ended December 27, 1997. *
(4.7)

Loan and Security Agreement and Forms of Notes dated May 14, 2002 by and among The Dixie Group, Inc., Fleet Capital Corporation, as "Agent", General Electric Capital Corporation, as "Documentation Agent", and Congress Financial Corporation (Southern), as "Co-Agent".

Incorporated by reference to Exhibit (4.1) to Dixie's Current Report on Form 8-K dated May 14, 2002. *
(4.8)	Letter Agreement, dated September 17, 2002, amending Loan and Security Agreement dated May 14, 2002	Filed herewith.
(4.9)	Letter Agreement, dated January 21, 2003, amending Loan and Security Agreement dated May 14, 2002	Filed herewith.
(4.10)	Letter Agreement, dated March 7, 2003, amending Loan and Security Agreement dated May 14, 2002	Filed herewith.
(10.1)	Asset Purchase Agreement dated as of August 29, 1997 among The Dixie Group, Inc., Bretlin, Inc., Foamex L.P. and General Felt Industries, Inc.	Incorporated by reference to Exhibit (2) to Dixie's Current Report on Form 8-K dated August 29, 1997. *
(10.2)	Dixie Yarns, Inc. Incentive Stock Plan as amended. **	Incorporated by reference to ANNEX A to Dixie's Proxy Statement dated March 27, 1998 for its 1998 Annual Meeting of Shareholders. *
(10.3)	Form of Non-qualified Stock Option Agreement Under the Dixie Yarns, Inc. Incentive Stock Plan. **	Incorporated by reference to Exhibit (10a) to Dixie's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995. *
(10.4)	Form of Amendment to Non-qualified Stock Option Agreement Under the Dixie Yarns, Inc. Incentive Stock Plan. **	Incorporated by reference to Exhibit (10b) to Dixie's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995. *
(10.5)	Form of Stock Option Agreement Under the Dixie Yarns, Inc. Incentive Stock Plan as amended. **	Incorporated by reference to Exhibit (10b) to Dixie's Annual Report on Form 10-K for the year ended December 28, 1996. *
(10.6)	Form of Stock Rights and Restrictions Agreement for Restricted Stock Award Under Incentive Stock Plan as amended. **	Incorporated by reference to Exhibit (10v) to Dixie's Annual Report on Form 10-K for the year ended December 27, 1997. *
(10.7)	The Dixie Group, Inc. Stock Ownership Plan as amended. **	Incorporated by reference to Exhibit (10w) to Dixie's Annual Report on Form 10-K for the year ended December 27, 1997. *
(10.8)	Form of Stock Subscription Agreement Under Stock Ownership Plan of The Dixie Group, Inc. **	Incorporated by reference to Exhibit (10x) to Dixie's Annual Report on Form 10-K for the year ended December 27, 1997. *
(10.9)	The Dixie Group, Inc. Director's Stock Plan. **	Incorporated by reference to Exhibit (10y) to Dixie's Annual Report on Form 10-K for the year ended December 27, 1997. *
(10.10)	Asset Purchase Agreement dated January 8, 1999, by and between Multitex Corporation of America and The Dixie Group, Inc.	Incorporated by reference to Exhibit (10) to Dixie's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999. *
(10.11)	The Dixie Group, Inc. New Non-qualified Retirement Savings Plan effective August 1, 1999. **	Incorporated by reference to Exhibit (10.1) to Dixie's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999. *
(10.12)	The Dixie Group, Inc. Deferred Compensation Plan Amended and Restated Master Trust Agreement effective as of August 1, 1999. **	Incorporated by reference to Exhibit (10.2) to Dixie's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999. *
(10.13)	Asset Purchase Agreement dated as of May 7, 1999, between R. L. Stowe Mills, Inc., and The Dixie Group, Inc.	Incorporated by reference to Exhibit (10.3) to Dixie's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999. *
(10.14)	Stock Purchase Agreement dated as of July 1, 2000, by and among the Company and the stockholders of Fabrica International, Inc. named therein.	Incorporated by reference to Exhibit (2.1) to Dixie's Current Report on Form 8-K dated July 1, 2000. *
(10.15)	Stock Purchase Agreement dated as of July 1, 2000, by and among the Company and all of the stockholders of Chroma Technologies, Inc.	Incorporated by reference to Exhibit (2.2) to Dixie's Current Report on Form 8-K dated July 1, 2000. *
(10.16)	Pledge and Security Agreement, dated July 1, 2000, by and among the Company and Scott D. Guenther.	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated July 1, 2000. *
(10.17)	Pledge and Security Agreement, dated July 1, 2000, by and among the Company, Albert A. Frink, the Albert A. Frink and Denise Frink Charitable Remainder Unitrust and the Albert A. Frink Loving Trust.	Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated July 1, 2000. *
(10.18)	The Dixie Group, Inc. Stock Incentive Plan. **	Incorporated by reference to Annex A to Dixie's Proxy Statement dated April 6, 2000 for its 2000 Annual Meeting of Shareholders. *
(10.19)

Amended and restated stock purchase agreement by and among The Dixie Group, Inc., and Scott D. Guenther, Royce R. Renfroe, and the Albert A. Frink and Denise Frink Charitable Remainder Unitrust and the Albert A. Frink Loving Trust dated September 8, 2000.

Incorporated by reference to Exhibit (10.1) to Dixie's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. *
(10.20)	Pledge and security agreement dated September 8, 2000.	Incorporated by reference to Exhibit (10.2) to Dixie's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. *
(10.21)	Form of Stock Option Agreement under The Dixie Group, Inc. Stock Incentive Plan. **	Incorporated by reference to Exhibit (10.23) to Dixie's Annual Report on Form 10-K for the year ended December 29, 2001. *
(10.22)	The Dixie Group, Inc. 2001 Leadership & Performance Incentive Award Plan and Form of Individual Award thereunder. **	Incorporated by reference to Exhibit (10.24) to Dixie's Annual Report on Form 10-K for the year ended December 29, 2001.s *
(10.23)	Asset Purchase Agreement dated May 1, 2002, by and among Candlewick Yarns, Inc., Bretlin, Inc., The Dixie Group, Inc., CAF Extrusion, Inc. and Collins and Aikman Floorcovering, Inc.	Incorporated by reference to Exhibit (10.1) to Dixie's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002. *
(10.24)	The Dixie Group, Inc. Core Leadership Team Stock Subscription Plan. **	Filed herewith.
(10.25)	Form of Stock Subscription Agreement under The Dixie Group, Inc. Core Leadership Team Stock Subscription Plan. **	Filed herewith.
(10.26)	The Dixie Group, Inc. 2002 Leadership and Performance Incentive Award Plan. **	Filed herewith.
(21)	Subsidiaries of the Registrant.	Filed herewith.
(23)	Consent of Ernst & Young LLP.	Filed herewith.

(99.1)	CEO Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
(99.2)	CFO Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

* Commission File No. 0-2585.

** Indicates a management contract or compensatory plan or arrangement.