Form 10-Q
period 2003-03-29
DIXIE GROUP INC
filed 2003-05-13
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 29, 2003
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to ____________________

Commission File Number:	0-2585

THE DIXIE GROUP, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-0183370

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

345-B Nowlin Lane Chattanooga, TN	37421

(Address of principal executive offices)	(Zip code)

(423) 510-7010

(Registrant's telephone number, including area code)

NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]	Yes	[ ]	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[ ]	Yes	[X]	No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.
Class	Outstanding as of May 1, 2003

Common Stock, $3 Par Value Class B Common Stock, $3 Par Value Class C Common Stock, $3 Par Value	10,972,982 shares 795,970 shares 0 shares

THE DIXIE GROUP, INC.
INDEX TO QUARTERLY FINANCIAL REPORT
Table of Contents

PART I. FINANCIAL INFORMATION
Item 1 -- Financial Statements	Page

Consolidated Condensed Balance Sheets - March 29, 2003 and December 28, 2002	3 - 4

Consolidated Condensed Statements of Operations - Three Months Ended March 29, 2003 and March 30, 2002	5

Consolidated Condensed Statements of Cash Flows - Three Months Ended March 29, 2003 and March 30, 2002	6

Consolidated Condensed Statement of Stockholders' Equity - Three Months Ended March 29, 2003	7

Notes to Consolidated Condensed Financial Statements	8 - 13

Item 2 -- Management's Discussion and Analysis of Results of Operations and Financial Condition	14 - 18

Item 3 -- Quantitative and Qualitative Disclosures about Market Risk	18

Item 4 -- Procedures and Controls	18

PART II. -- OTHER INFORMATION	19

Item 1 -- Legal Proceedings
Item 2 -- Changes in Securities and Use of Proceeds
Item 3 -- Defaults Upon Senior Securities
Item 4 -- Submission of Matters to a Vote of Security Holders
Item 5 -- Other Information
Item 6 -- Exhibits and Reports on Form 8-K
Signatures	20

Certifications	21 - 22

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED BALANCE SHEETS (dollars in thousands, except per share data)

	(Unaudited)
	March 29, 2003	December 28, 2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,035	$2,440
Accounts receivable (less allowance for doubtful
accounts of $3,510 for 2003 and $3,290 for 2002)	46,518	40,158
Inventories	110,907	95,113
Assets held for sale	14	14
Other	12,174	8,592

TOTAL CURRENT ASSETS	170,648	146,317

PROPERTY, PLANT AND EQUIPMENT	293,782	293,006
Less accumulated amortization and depreciation	(154,281)	(149,432)

NET PROPERTY, PLANT AND EQUIPMENT	139,501	143,574

GOODWILL	100,758	100,492

INVESTMENT IN AFFILIATE	11,752	13,458

OTHER ASSETS	15,500	12,805

TOTAL ASSETS	$438,159	$416,646

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED BALANCE SHEETS (dollars in thousands, except per share data)

	(Unaudited)
	March 29, 2003	December 28, 2002

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$54,866	$37,458
Accrued expenses	24,564	27,993
Current portion of long-term debt	13,113	13,294

TOTAL CURRENT LIABILITIES	92,543	78,745

LONG-TERM DEBT
Senior indebtedness	96,857	75,408
Senior notes	37,000	---
Subordinated notes	28,571	30,952
Convertible subordinated debentures	29,737	29,737

TOTAL LONG-TERM DEBT	192,165	136,097

ACCRUED PURCHASE CONSIDERATION	---	50,000

OTHER LIABILITIES	16,776	16,529

DEFERRED INCOME TAXES	25,478	23,923

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized
80,000,000 shares, issued - 14,292,234 shares
for 2003 and 2002	42,877	42,877
Class B Common Stock ($3 par value per share):
Authorized 16,000,000 shares, issued - 795,970
shares for 2003 and 2002	2,388	2,388
Common Stock subscribed - 696,899 shares for
2003 and 699,332 shares for 2002	2,091	2,098
Additional paid-in capital	132,711	132,724
Stock subscriptions receivable	(5,009)	(5,029)
Unearned stock compensation	(75)	(82)
Accumulated deficit	(7,239)	(6,903)
Accumulated other comprehensive loss	(2,862)	(3,036)

	164,882	165,037
Less Common Stock in treasury at cost - 3,319,252
shares for 2003 and 2002	(53,685)	(53,685)

TOTAL STOCKHOLDERS' EQUITY	111,197	111,352

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$438,159	$416,646

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) (dollars in thousands, except per share data)

	Three Months Ended
	March 29, 2003	March 30, 2002

NET SALES	$111,964	$123,324
Cost of sales	86,113	95,442

GROSS PROFIT	25,851	27,882
Selling and administrative expenses	22,694	23,185
Other (income) expenses - net	(124)	(472)

INCOME BEFORE INTEREST AND INCOME TAXES	3,281	5,169
Interest Expense	3,822	4,384

INCOME (LOSS) BEFORE INCOME TAXES	(541)	785
Income tax provision (benefit)	(205)	289

NET INCOME (LOSS)	$(336)	$496

BASIC EARNINGS (LOSS) PER SHARE:
Net income (loss)	(0.03)	0.04

SHARES OUTSTANDING	11,749	11,685

DILUTED EARNINGS (LOSS) PER SHARE:
Net income (loss)	(0.03)	0.04

SHARES OUTSTANDING	11,749	11,795

DIVIDENDS PER SHARE:
Common Stock	---	---
Class B Common Stock	---	---

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands, except per share data)

		Three Months Ended
		March 29, 2003	March 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)		$(336)	$496
Adjustments to reconcile net income (loss) to net
cash (used in) provided by operating activities:
Depreciation and amortization		5,334	6,106
Provision for deferred income taxes		1,409	367
Gain on property, plant and equipment disposals		(67)	(828)
Changes in operating assets and liabilities:
Accounts receivable		(6,360)	(1,124)
Inventories		(15,794)	(3,827)
Accounts payable and accrued expenses		13,993	5,630
Other operating assets and liabilities		(5,953)	(2,262)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES		(7,774)	4,558

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment		54	1,131
Purchase of property, plant and equipment		(946)	(3,129)
Investment in affiliate		1,640	(157)
Additional cash paid in business combination		(50,266)	(489)

NET CASH USED IN INVESTING ACTIVITIES		(49,518)	(2,644)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under current credit and term loan facility		21,455	---
Net borrowings under previous credit and term loan facility		---	538
Senior notes issued		37,000	---
Payments on subordinated indebtedness		(2,381)	(2,381)
Other		(187)	529

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		55,887	(1,314)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(1,405)	600

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		2,440	1,412

CASH AND CASH EQUIVALENTS AT END OF PERIOD		$1,035	$2,012

SUPPLEMENTAL CASH FLOW INFORMATION
Purchase of equipment with note payable	$	---	$1,204
Interest paid		3,764	4,746
Income taxes paid, net of tax refunds (received)		1,736	(320)

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)

	Common Stock and Class B Common Stock	Common Stock Subscribed	Additional Paid-In Capital	Other	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Common Stock in Treasury	Total Stockholders' Equity

Balance at December 28, 2002	$45,265	$2,098	$132,724	$(5,111)	$(6,903)	$(3,036)	$(53,685)	$111,352
Stock subscriptions cancelled -
2,433 shares		(7)	(13)	20				---
Amortization of restricted stock grants				7				7
Comprehensive income						174		174
Net loss for the year					(336)			(336)

Balance at March 29, 2003	$45,265	$2,091	$132,711	$(5,084)	$(7,239)	$(2,862)	$(53,685)	$111,197

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements which do not include all the information and footnotes required by generally accepted accounting principles in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2002 annual report filed on Form 10-K with the Securities and Exchange Commission, which includes consolidated financial statements for the fiscal year ended December 28, 2002. Operating results for the three month period ended March 29, 2003 are not necessarily indicative of the results that may be expected for the entire 2003 year.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS (Statement of Financial Accounting Standards) No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." Effective December 29, 2002, the Company adopted SFAS No. 146 which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." This Statement requires recognition of cost associated with an exit or disposal activity, measured initially at fair value, only when the liability is incurred. Adoption of this Statement did not have a material impact on the Company's financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 is effective for variable interest entities created after January 31, 2003 and to any variable interest entities in which the Company obtains an interest after that date. FIN 46 is effective for quarters beginning after June 15, 2003 for variable interest entities in which the Company held a variable interest that it acquired before February 1, 2003. The Company has evaluated the provisions of FIN 46 and does not believe adoption will have a material effect on its financial statements.

NOTE C - STOCK COMPENSATION

During 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternate methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on the reporting of net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about these effects in interim financial information.

The following pro forma summary presents the Company's net income (loss) and earnings (loss) per share which would have been reported had the Company determined stock compensation cost using the alternative fair value method of accounting set forth under SFAS No. 123, "Accounting for Stock-Based Compensation". The pro forma impact on net income (loss) shown below may not be representative of future effects.

	March 29, 2003	March 30, 2002

Net income (loss), as reported	$(336)	$496
Stock compensation expense under SFAS 123, net of taxes	(41)	(130)

Adjusted net income (loss)	$(377)	$366

Basic earnings (loss) per share, as reported	$(0.03)	$0.04
Stock compensation expense under SFAS 123, net of taxes	---	(0.01)

Adjusted basic earnings (loss) per share	$(0.03)	$0.03

Diluted earnings (loss) per share, as reported	$(0.03)	$0.04
Stock compensation expense under SFAS 123, net of taxes	---	(0.01)

Adjusted diluted earnings (loss) per share	$(0.03)	$0.03

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	March 29, 2003	March 30, 2002

Expected life	5 years	5 years
Expected volatility	54.00%	53.70%
Risk-free interest rate	3.02%	4.39%
Dividend yield	0.00%	0.00%

NOTE D - INVENTORIES

Inventories are stated at the lower of cost or market. The last in, first out (LIFO) cost method was used to determine cost for substantially all inventories at March 29, 2003 and December 28, 2002.

Inventories are summarized as follows:

	March 29, 2003	December 28, 2002

Raw Materials	$32,992	$25,624
Work-in-process	19,050	15,702
Finished goods	57,321	52,297
Supplies, repair parts and other	1,544	1,490

Total inventories	$110,907	$95,113

NOTE E - PRODUCT WARRANTY RESERVES

The Company warrants its products against manufacturing defects and performance to specified standards. The warranty period and performance standards vary by market and uses of its products. The Company estimates the costs that may be incurred under its warranties and records a liability at the time product sales are recorded. The warranty liability is primarily based on historical claims, nature of claims and the associated cost.

March 29, 2003

Reserve balance at December 28, 2002	$1,222
Warranty liabilities accrued during 2003	1,801
Warranty liabilities settled during 2003	(1,802)
Changes for pre-existing warranty liabilities	(17)

Reserve balance at March 29, 2003	$1,204

NOTE F - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	March 29, 2003	December 28, 2002

Senior indebtedness
Credit line borrowings	$64,188	$45,823
Term loans	38,333	35,243
Senior notes	37,000	---
Other	187	374

Total senior indebtedness	139,708	81,440
Subordinated notes	33,333	35,714
Convertible subordinated debentures	32,237	32,237

Total long-term debt	205,278	149,391
Less current portion	(13,113)	(13,294)

Total long-term debt (less current portion)	$192,165	$136,097

On March 14, 2003, the Company issued $37,000 of senior notes and amended its senior credit facility. Interest on the senior notes is payable monthly in cash at LIBOR plus 10%, or, if LIBOR is unavailable, at a base rate plus 8%, in either event not to exceed 14% during the last fifteen months prior to the maturity of the notes, plus a 3% per annum Payment-In-Kind ("PIK") interest component which is settled quarterly by the addition of the accrued PIK interest to the notes' principal balance then outstanding. The outstanding principal and all accrued and unpaid interest is due at maturity of the notes on May 2007. The notes rank pari passu with indebtedness outstanding under the Company's senior credit facility and are secured by a second priority lien in substantially all of the Company's assets, junior to liens granted to secure borrowings under the Company's senior credit facility. The senior credit facility and the senior notes rank superior to the Company's subordinated debt.

The amendment to the senior credit facility reduced the facility's revolving credit loan commitments to $90,000, increased amounts that can be borrowed under the facility's borrowing base formula by approximately $10,000 and provided for the issuance of the senior notes. It also reissues a term loan for the outstanding balance of the existing term loan and included an additional $4,551 term loan, bringing the balance of the term loan portion of the facility to $38,333. The term loans are payable in quarterly installments of $1,369 beginning May 1, 2003 and are due in May 2007.

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

The Company's credit agreements contain financial covenants relating to fixed charges, interest and debt coverage and net worth and among other things, limit future acquisitions, capital expenditures, and the payment of dividends. The unused borrowing capacity under the Company's credit facilities on May 6, 2003 was approximately $17,825.

NOTE G - FINANCIAL INSTRUMENTS

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

As of March 29, 2003, the Company had an interest rate swap agreement outstanding for $70,000, which will be in effect until March 2005. Under the terms of the Company's swap agreements, the Company paid a fixed interest rate of 6.75% through March 10, 2003 and 3.24% thereafter. The fair value of the swap agreement as of March 29, 2003 was $2,121. Changes in the fair value of the swap agreements since December 28, 2002 resulted in an unrealized gain, net of taxes, of $174 and, accordingly, the unrealized gain is recorded in other comprehensive income.

NOTE H - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended
	March 29, 2003	March 30, 2002

Net income (loss) (1)	$(336)	$496

Denominator for calculation of basic earnings
per share - weighted average shares (2)	11,749	11,685

Effect of dilutive securities:
Stock options (3)	---	36
Stock subscriptions (3)	---	47
Restricted stock grants (3)	---	27

Denominator for calculation of diluted earnings
per share - weighted average shares
adjusted for potential dilution (2) (3)	11,749	11,795

Earnings (loss) per share:
Basic	$(0.03)	$0.04
Diluted	$(0.03)	$0.04
(1)	No adjustments needed in the numerator for diluted calculations.
(2)	Includes Common and Class B Common shares in thousands.
(3)

Because their effects are anti-dilutive, excludes shares under restricted stock plans and shares issuable under stock option, and stock subscription plans, whose grant price is greater than the average market price of Common Shares outstanding at the end of the relevant period, and excludes shares issuable on conversion of subordinated debentures into shares of Common Stock. Aggregate shares excluded were 3,094 in 2003 and 1,958 shares in 2002.

NOTE I - COMPREHENSIVE INCOME

Comprehensive income (loss) is as follows:

	Three Months Ended
	March 29, 2003	March 30, 2002

Net income (loss)	$(336)	$496
Other comprehensive income:
Unrealized gain on interest rate swap
agreements, net of taxes	174	455

Comprehensive income (loss)	$(162)	$951

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

The profit performance measure for the Company's segments is defined as internal EBIT (earnings before interest, taxes, and other non-segment items). Assets measured in each reportable segment include long-lived assets and goodwill, inventories, and accounts receivable. The carrying amount of goodwill included in the carpet manufacturing segment was $100,758 and $100,492 for the periods ended March 29, 2003 and December 28, 2002, respectively. The $266 increase in goodwill was a result of net contingent payments associated with prior business combinations. There is no goodwill included in the floorcovering base materials segment at March 29, 2003 and December 28, 2002.

Allocations of corporate, general and administrative expenses are used in the determination of segment profit performance; however, assets of the corporate departments are not used in the segment asset performance measurement.

	Three Months Ended
	March 29, 2003	March 30, 2002

Net sales - external customers
Carpet manufacturing	$104,952	$112,746
Floorcovering base materials	7,012	10,578

Segment total	$111,964	$123,324

Profit performance
Carpet manufacturing	$2,756	$4,338
Floorcovering base materials	512	755

Segment total	3,268	5,093

Interest expense	3,822	4,384
Other non-segment (income) expense	(13)	(76)

Income (loss) before taxes	$(541)	$785

Intersegment sales from the Company's floorcovering base materials group to the Company's carpet manufacturing group were $39,424 for the three months ended March 29, 2003 and $37,589 for the three months ended March 30, 2002.

	March 29, 2003	December 28, 2002

Assets used in performance measurement
Carpet manufacturing	$359,536	$339,882
Floorcovering base materials	40,868	38,421

Assets in performance measurement	400,404	378,303

Assets not in performance measurement
Other operating assets	37,741	38,329
Assets held for sale	14	14

Total consolidated assets	$438,159	$416,646

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

The following is presented to update the discussion of results of operations and financial condition included in our 2002 annual report.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies were outlined in the Management's Discussion and Analysis of Results of Operations and Financial Condition in our 2002 Annual Report to Shareholders. There have been no changes to those critical accounting policies as specified in the 2002 Annual Report.

RESULTS OF OPERATIONS

The following table sets forth certain elements of our operating results as a percentage of net sales for the periods indicated:

Quarter Ended
	March 29, 2003	March 30, 2002

Net sales	100.0%	100.0%
Cost of sales	76.9%	77.4%
Gross profit	23.1%	22.6%
Selling and administrative expenses	20.3%	18.8%
Other (income) expense - net	(0.1)%	(0.4)%
Operating income	2.9%	4.2%

Net Sales. Net sales for the quarter ended March 29, 2003 were $112.0 million, a decline of 9.2% from $123.3 million for the quarter ended March 30, 2002. Sales in our carpet business declined 6.9%. Carpet sales for the quarter ended March 29, 2003 were down over 20% in our manufactured housing markets due to continued weakness in the factory-built housing industry and over 16% in our home center/mass merchant markets. The decline in the home center/mass merchants markets was principally due to a decline in The Home Depot's carpet business. Sales to our high-end residential and commercial markets were stronger than the overall carpet industry, with high-end residential sales relatively flat with the prior year and commercial sales up approximately 6%. Sales in our carpet yarn business declined 33.7% principally due to the sale or our extrusion yarn facility in May 2002 and our de-emphasis of external carpet yarn sales to supply raw materials to our carpet operations. Our carpet manufacturing operations utilized approximately 86% of our carpet yarn production in the quarter ended March 29, 2003.

Cost of Sales. Cost of sales was 76.9% of sales in the quarter ended March 29, 2003 compared with 77.4% for the corresponding period in 2002. Despite the 9.2% decline in sales in 2003, cost of sales as a percentage of sales decreased due to an increase in the sales of higher-end products, continued cost containment and elimination of $0.7 million of costs related to facility consolidation and plant shutdowns that occurred in the 2002 period. These improvements more than offset increases in raw materials and other costs. Sales in our high-end residential and commercial businesses were 41% of total sales in the first quarter 2003, compared with 36.6% in the first quarter a year ago..

Selling and Administrative Expenses. Selling and administrative expenses decreased $0.5 million in the quarter ended March 29, 2003 compared with the same period in 2002. These costs as a percentage of sales were higher in 2003 as a result of lower sales.

Other (income) expense - net. Other (income) expense - net reflected a lower level of net gains principally due to the non-recurring net gain of $0.7 million in the quarter ended March 30, 2002.

Interest Expense. Interest expense decreased for the quarter ended March 29, 2003 compared with the same period in 2002 principally due to lower levels of debt.

Income Tax Provision (Benefit). Our effective income tax rate was a 37.9% benefit for the quarter ended March 29, 2003 and a 36.8% provision for the quarter ended March 30, 2002. The change in the effective tax rates is principally due to the relationship of non-deductible costs to pre-tax earnings in each of these reporting periods.

Net Income (Loss). Results for the quarter ended March 29, 2003 reflected a net loss of $0.3 million, or $0.03 per diluted share, compared with net income of $0.5 million, or $0.04 per diluted share, for the quarter ended March 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

On March 14, 2003, we issued $37.0 million of senior notes, amended our senior credit facility and settled the $50.0 million obligation due on April 1, 2003 to the former shareholders of Fabrica International. The Fabrica obligation was settled through a cash payment of $49.8 million, reflecting an early payment discount. The interest on the senior notes is payable monthly in cash at LIBOR plus 10%, or, if LIBOR is unavailable, at a base rate plus 8%, in either event not to exceed 14% during the last fifteen months prior to the maturity of the notes, plus a 3% per annum Payment-In-Kind ("PIK") interest component which is settled quarterly by the addition of the accrued PIK interest to the notes' principal balance then outstanding. The outstanding principal and all accrued and unpaid interest is due at maturity of the notes in May 2007. The notes rank pari passu with the indebtedness under our senior credit facility and are secured by a second priority lien in substantially all of our assets, junior to liens we granted to secure borrowings under our senior credit facility. The senior credit facility and the senior notes rank senior to our subordinated debt.
The amendment to the senior credit facility reduced the revolving credit loan commitments to $90.0 million, increased amounts that can be borrowed under the credit facility's borrowing base formula by approximately $10.0 million and provided for the issuance of the senior notes. The existing term loan was reissued at its outstanding balance and an additional $4.5 million term loan was issued, bringing the aggregate balance of the term loan portion of the credit facility to $38.3 million. The term loans are payable in quarterly installments of $1.4 million beginning May 1, 2003 and are due in May 2007. Interest rates available under the amended senior credit facility may be selected from a number of options that effectively allow for borrowing at rates ranging from the lender's prime rate plus .25% to the lender's prime rate plus 1.25% for base rate loans, or at rates ranging from LIBOR plus 2.50% to LIBOR plus 3.75% for LIBOR loans. Commitment fees, ranging from .375% to .50% per annum, are payable on the average daily unused balance of the revolving credit facility. The level of our accounts receivable and inventories limits borrowing availability under the revolving credit facility. The senior credit facility is secured by a first priority lien in substantially all of our assets.

Our credit agreements contain financial covenants relating to fixed charges, interest, debt coverage and net worth and among other things, limit future acquisitions, sales of assets, capital expenditures, and the payment of dividends. At May 6, 2003, the unused borrowing capacity under our credit facility was $17.8 million.

During the three-month period ended March 29, 2003, net borrowings under our senior credit facility increased $21.5 million, we issued $37.0 million of senior notes and received a $1.8 million distribution from our Chroma partnership. These funds were used to satisfy the $50.0 million obligation to the former shareholders of Fabrica International, invest $0.9 million in capital assets, pay $2.4 million of maturities on our subordinated indebtedness, and fund $7.8 million of cash used in our operating activities.
Capital expenditures for the three-month period ended March 29, 2003 were $0.9 million, while depreciation and amortization was $5.3 million. We expect capital expenditures to be approximately $12.0 million or less for the fiscal year 2003 while depreciation and amortization is expected to be approximately $20.5 million.

The Fabrica asset purchase agreement provides for an additional contingent amount of up to $2.5 million to be paid in April 2005 if Fabrica's cumulative earnings before interest and taxes for the five-year period beginning January 2000 exceed certain levels. We expect that any contingent payments that may become due under the cumulative earnings test would be treated as additional costs of the acquisition.

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

We believe our operating cash flows and credit availability under the amended senior credit facility are adequate to finance our anticipated liquidity requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities". Effective December 29, 2002, we adopted SFAS No. 146 which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". This Statement requires recognition of cost associated with an exit or disposal activity, measured initially at fair value, only when the liability is incurred. Adoption of this Statement did not have a significant impact on our financial statements.

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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN 46 requires that companies that control another entity through interest other than voting interests should consolidate the controlled entity. FIN 46 is effective for variable interest entities created after January 31, 2003 and to any variable interest entities in which the Company obtains an interest after that date. FIN 46 is effective for quarters beginning after June 15, 2003 for variable interest entities in which the Company held a variable interest that it acquired before February 1, 2003. We have evaluated the provisions of FIN 46 and do not believe adoption will have a material effect on our financial statements.

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

The U.S. floorcovering industry is cyclical and is influenced by a number of general economic factors. The floorcovering industry in general is dependent on residential and commercial construction activity, including new construction as well as remodeling. In addition, sales of certain of the our principal products are significantly influenced by sales of factory-built housing, recreational vehicles and yachts. New construction activity, as well as sales in the factory-built housing, recreational vehicle and yachting industries, all are cyclical in nature. To a somewhat lesser degree, this also is true with residential and commercial remodeling. A prolonged decline in construction activity or any of these industries could have a material adverse effect on our business, financial condition and results of operations. The level of activity in these industries is significantly affected by numerous factors, all of which are beyond the our control, including:

• consumer confidence;
• housing demand;
• financing availability;
• national and local economic conditions;
• interest rates;
• employment levels;
• changes in disposable income;
• commercial rental vacancy rates; and
• federal and state income tax policies.

We believe we are the largest producer of carpeting for the factory-built housing industry. Approximately 20% of our total net sales are made to customers in the factory-built and modular housing industries. Production in the factory-built housing industry has remained at significantly depressed levels since 1999. The U.S. construction, factory-built housing and other industries have experienced significant downturns in the past, which have adversely affected suppliers to these industries, including suppliers of floorcoverings. These industries could experience similar downturns in the future, which could have a negative impact on our business, financial condition and results of operations.

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

Sales to The Home Depot, Inc. represented approximately 14% of the total dollar volume of our sales in the quarter ended March 29, 2003. We believe that our relationship with The Home Depot is good, but we cannot assure you that we will be able to maintain this relationship. Our reliance on The Home Depot may significantly influence our negotiations with them. We do not have long-term contracts with The Home Depot, and there can be no assurance that The Home Depot will continue to purchase our products in historical quantities or at all. The loss of, or a significant reduction in, this business could have a material adverse effect on our sales and profitability.

Raw material prices may increase.

The cost of raw materials has a significant impact on our profitability. In particular our business requires the purchase of large volumes of nylon fiber, filament, synthetic backing, polyester, polypropylene, wool fibers, latex and dyes. Increases in the cost of these raw materials could materially adversely affect our business, results of operations and financial condition if we are unable to pass these increases through to our customers. Prices of certain raw materials increased in early 2003 and additional raw material increases have been announced to become effective in the second quarter of 2003. We believe we will be successful in increasing our selling prices to pass along raw material and other cost increases; however, it could take several months to recoup these increases in the marketplace, and there can be no assurance that we will successfully recover all such cost increases.

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

Acts of Terrorism.

Our business could be materially adversely affected as a result of international conflicts or acts of terrorism. Terrorist acts or acts of war may cause damage or disruption to our facilities, employees, customers, suppliers, and distributors, which could have a material adverse affect on our business, results of operations or financial condition. Such conflicts also may cause damage or disruption to transportation and communication systems and to our ability to manage logistics in such an environment, including receipt of supplies and distribution of products.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk (dollars in thousands)

The Company has market risk exposure for potential fluctuations in its variable rate long-term debt instruments. The Company uses derivative instruments, currently interest rate swaps, to minimize the impact of interest rate volatility. At March 29, 2003, the Company is party to an interest rate swap agreement through March 11, 2005, under which the Company pays a fixed rate of interest times the notional principal amount of $70,000 and receives a variable rate of interest times the same notional principal amount. The fixed interest rate per the agreement was 6.75% through March 10, 2003 and 3.24% thereafter. The variable rate as of March 29, 2003 was 1.32%. The cumulative fair value of the agreement as of March 29, 2003 was a liability of approximately $2,121, which was recorded in other long-term liabilities with the offset to accumulated other comprehensive loss of $1,315 (net of taxes).

Based on the Company's $70,000 interest rate swap agreement, a 10% fluctuation in the variable rate would result in an annual after-tax economic impact of approximately $57.

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
None.

Item 5 - Other Information
None.

Item 6 - Exhibits and Reports on Form 8-K
(a) Exhibits
(i) Exhibits Incorporated by Reference
None.
(ii) Exhibits Filed with this Report
*	10.1	Employment Agreement between The Dixie Group, Inc. and David E. Polley dated November 20, 2002
	99.1	CEO Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	99.2	CFO Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement
*

(b) Reports on Form 8-K

(i) A Current Report on Form 8-K dated March 14, 2003 was filed to report the issuance of $37.0 million of senior term notes, due May 2007, amendment of the senior credit facility, and settlement of the $50.0 million obligation that was due in April 2003 to the former shareholders of Fabrica.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIXIE GROUP, INC.

(Registrant)

Date: May 13, 2003	By: /s/ GARY A. HARMON

Gary A. Harmon Vice President and Chief Financial Officer

Date: May 13, 2003	By: /s/ D. EUGENE LASATER

D. Eugene Lasater Corporate Controller

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
Date: May 13, 2003	/s/ DANIEL K. FRIERSON
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
Date: May 13, 2003	/s/ GARY A. HARMON
Gary A. Harmon Chief Financial Officer The Dixie Group, Inc.