Form 10-Q
period 2003-06-28
DIXIE GROUP INC
filed 2003-08-12
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 28, 2003
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
[X]	Yes	[ ]	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[ ]	Yes	[X]	No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.
Class	Outstanding as of August 7, 2003

Common Stock, $3 Par Value Class B Common Stock, $3 Par Value Class C Common Stock, $3 Par Value	10,982,648 shares 795,970 shares 0 shares

THE DIXIE GROUP, INC.
INDEX TO QUARTERLY FINANCIAL REPORT
Table of Contents

PART I. FINANCIAL INFORMATION	Page
Item 1 -- Financial Statements

Consolidated Condensed Balance Sheets - June 28, 2003 and December 28, 2002	3 - 4

Consolidated Condensed Statements of Operations - Three and Six Months Ended June 28, 2003 and June 29, 2002	5

Consolidated Condensed Statements of Cash Flows - Six Months Ended June 28, 2003 and June 29, 2002	6

Consolidated Condensed Statement of Stockholders' Equity - Six Months Ended June 28, 2003	7

Notes to Consolidated Condensed Financial Statements	8 - 13

Item 2 -- Management's Discussion and Analysis of Results of Operations and Financial Condition	14 - 18

Item 3 -- Quantitative and Qualitative Disclosures about Market Risk	18

Item 4 -- Procedures and Controls	18

PART II. -- OTHER INFORMATION	19 - 20

Item 1 -- Legal Proceedings
Item 2 -- Changes in Securities and Use of Proceeds
Item 3 -- Defaults Upon Senior Securities
Item 4 -- Submission of Matters to a Vote of Security Holders
Item 5 -- Other Information
Item 6 -- Exhibits and Reports on Form 8-K
Signatures	21

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED BALANCE SHEETS (dollars in thousands, except per share data)

	(Unaudited)
	June 28, 2003	December 28, 2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,281	$2,440
Accounts receivable (less allowance for doubtful
accounts of $2,165 for 2003 and $3,290 for 2002)	49,340	40,158
Inventories	109,494	95,113
Assets held for sale	14	14
Other	11,403	8,592

TOTAL CURRENT ASSETS	172,532	146,317

PROPERTY, PLANT AND EQUIPMENT	294,360	293,006
Less accumulated amortization and depreciation	(158,840)	(149,432)

NET PROPERTY, PLANT AND EQUIPMENT	135,520	143,574

GOODWILL	100,758	100,492

INVESTMENT IN AFFILIATE	12,348	13,458

OTHER ASSETS	17,360	12,805

TOTAL ASSETS	$438,518	$416,646

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED BALANCE SHEETS (dollars in thousands, except per share data)

	(Unaudited)
	June 28, 2003	December 28, 2002

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$55,407	$37,458
Accrued expenses	20,392	27,993
Current portion of long-term debt	12,796	13,294

TOTAL CURRENT LIABILITIES	88,595	78,745

LONG-TERM DEBT
Senior indebtedness	102,756	75,408
Senior notes	37,250	---
Subordinated notes	28,571	30,952
Convertible subordinated debentures	27,237	29,737

TOTAL LONG-TERM DEBT	195,814	136,097

ACCRUED PURCHASE CONSIDERATION	---	50,000

OTHER LIABILITIES	16,952	16,529

DEFERRED INCOME TAXES	24,575	23,923

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized
80,000,000 shares, issued - 14,301,900 shares
for 2003 and 14,292,234 shares for 2002	42,906	42,877
Class B Common Stock ($3 par value per share):
Authorized 16,000,000 shares, issued - 795,970
shares for 2003 and 2002	2,388	2,388
Common Stock subscribed - 696,899 shares for
2003 and 699,332 shares for 2002	2,091	2,098
Additional paid-in capital	132,742	132,724
Stock subscriptions receivable	(5,009)	(5,029)
Unearned stock compensation	(68)	(82)
Accumulated deficit	(5,842)	(6,903)
Accumulated other comprehensive loss	(2,941)	(3,036)

	166,267	165,037
Less Common Stock in treasury at cost - 3,319,252
shares for 2003 and 2002	(53,685)	(53,685)

TOTAL STOCKHOLDERS' EQUITY	112,582	111,352

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$438,518	$416,646

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) (dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

NET SALES	$132,135	$139,977	$244,098	$263,301
Cost of sales	102,210	105,513	188,322	200,956

GROSS PROFIT	29,925	34,464	55,776	62,345
Selling and administrative expenses	23,551	24,801	46,246	47,985
Other (income) expenses - net	(688)	417	(813)	(55)

INCOME BEFORE INTEREST AND TAXES	7,062	9,246	10,343	14,415
Interest Expense	4,811	4,302	8,633	8,686

INCOME BEFORE TAXES	2,251	4,944	1,710	5,729
Income tax provision	854	1,908	649	2,197

NET INCOME	$1,397	$3,036	$1,061	$3,532

BASIC EARNINGS PER SHARE:
Net income	$0.12	$0.26	$0.09	$0.30

SHARES OUTSTANDING	11,755	11,718	11,752	11,702

DILUTED EARNINGS PER SHARE:
Net income	$0.12	$0.25	$0.09	$0.30

SHARES OUTSTANDING	11,755	11,941	11,753	11,868

DIVIDENDS PER SHARE:
Common Stock	---	---	---	---
Class B Common Stock	---	---	---	---

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands, except per share data

		Six Months Ended
		June 28, 2003	June 29, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$1,061	$3,532
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization		10,807	11,932
Provision (benefit) for deferred income taxes		2,343	(582)
Gain on property, plant and equipment disposals		(593)	(3,956)
Changes in operating assets and liabilities:
Accounts receivable		(9,182)	(34,877)
Inventories		(14,381)	(4,406)
Accounts payable and accrued expenses		10,693	6,035
Other operating assets and liabilities		(9,172)	4,265

NET CASH USED IN OPERATING ACTIVITIES		(8,424)	(18,057)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment		615	31,516
Purchase of property, plant and equipment		(2,032)	(4,324)
Investment in affiliate		979	(570)
Additional cash paid in business combination		(50,266)	(489)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES		(50,704)	26,133

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on current credit and term loan facility		27,123	84,958
Net payments on previous credit and term loan facility		---	(84,351)
Senior notes issued		37,000	---
Payments on subordinated indebtedness		(4,881)	(4,881)
Other		(273)	(545)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		58,969	(4,819)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(159)	3,257

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		2,440	1,412

CASH AND CASH EQUIVALENTS AT END OF PERIOD		$2,281	$4,669

SUPPLEMENTAL CASH FLOW INFORMATION
Purchase of equipment with note payable	$	---	$1,204
Interest paid		7,724	8,113
Income taxes paid, net of tax refunds		1,846	116
Treasury stock issued		---	348

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)

	Common Stock and Class B Common Stock	Common Stock Subscribed	Additional Paid-In Capital	Other	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Common Stock in Treasury	Total Stockholders' Equity

Balance at December 28, 2002	$45,265	$2,098	$132,724	$(5,111)	$(6,903)	$(3,036)	$(53,685)	$111,352
Stock subscriptions cancelled -
2,433 shares		(7)	(13)	20				---
Common Stock issued under Directors' Stock Plan - 9,666 shares	29		31					60
Amortization of restricted stock grants				14				14
Comprehensive income						95		95
Net income for the year					1,061			1,061

Balance at June 28, 2003	$45,294	$2,091	$132,742	$(5,077)	$(5,842)	$(2,941)	$(53,685)	$112,582

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements which do not include all the information and footnotes required by generally accepted accounting principles in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2002 annual report filed on Form 10-K with the Securities and Exchange Commission, which includes consolidated financial statements for the fiscal year ended December 28, 2002. Operating results for the three and six month periods ended June 28, 2003 are not necessarily indicative of the results that may be expected for the entire 2003 fiscal year.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS (Statement of Financial Accounting Standards) No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." Effective December 29, 2002, the Company adopted SFAS No. 146 which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Adoption of SFAS No. 146 did not have a material impact on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 is applicable for variable interest entities created after January 31, 2003 and any variable interest entities in which the Company obtains an interest after that date. FIN 46 is effective for the quarter ending September 30, 2003 for variable interest entities in which the Company held a variable interest that it acquired before February 1, 2003. The Company has evaluated the provisions of FIN 46 and does not believe adoption will have a material effect on its financial statements.

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

The following pro forma summary presents the Company's net income and earnings per share which would have been reported had the Company determined stock compensation cost using the alternative fair value method of accounting set forth under SFAS No. 123, "Accounting for Stock-Based Compensation". The pro forma impact on net income shown below may not be representative of future effects.

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net income, as reported	$1,397	$3,036	$1,061	$3,532
Stock compensation expense, net of taxes	(42)	(179)	(83)	(309)

Adjusted net income	$1,355	$2,857	$978	$3,223

Basic earnings per share, as reported	$0.12	$0.26	$0.09	$0.30
Stock compensation expense, net of taxes	---	(0.02)	(0.01)	(0.03)

Adjusted basic earnings per share	$0.12	$0.24	$0.08	$0.27

Diluted earnings per share, as reported	$0.12	$0.25	$0.09	$0.30
Stock compensation expense, net of taxes	---	(0.02)	(0.01)	(0.03)

Adjusted diluted earnings per share	$0.12	$0.23	$0.08	$0.27

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Expected life	5 years	5 years	5 years	5 years
Expected volatility	54.00%	53.70%	54.00%	53.70%
Risk-free interest rate	2.27%	4.47%	2.79%	4.47%
Dividend yield	0.00%	0.00%	0.00%	0.00%

NOTE D - INVENTORIES

Inventories are stated at the lower of cost or market. The last in, first out (LIFO) cost method was used to determine cost for substantially all inventories at June 28, 2003 and December 28, 2002.

Inventories are summarized as follows:

	June 28, 2003	December 28, 2002

Raw Materials	$28,564	$25,624
Work-in-process	19,461	15,702
Finished goods	59,970	52,297
Supplies, repair parts and other	1,499	1,490

Total inventories	$109,494	$95,113

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

June 28, 2003

Reserve balance at December 28, 2002	$1,222
Warranty liabilities accrued during 2003	3,024
Warranty liabilities settled during 2003	(3,446)
Changes for pre-existing warranty liabilities	13

Reserve balance at June 28, 2003	$813

NOTE F - LONG-TERM DEBT AND CREDIT ARRANGEMENTS
Long-term debt consists of the following:

	June 28, 2003	December 28, 2002

Senior indebtedness
Credit line borrowings	$71,516	$45,823
Term loans	36,673	35,243
Senior notes	37,250	---
Other	101	374

Total senior indebtedness	145,540	81,440
Subordinated notes	33,333	35,714
Convertible subordinated debentures	29,737	32,237

Total long-term debt	208,610	149,391
Less current portion	(12,796)	(13,294)

Total long-term debt (less current portion)	$195,814	$136,097

On March 14, 2003, the Company issued $37,000 of senior notes and amended its senior credit facility. Interest on the senior notes is payable monthly in cash at LIBOR plus 10%, or, if LIBOR is unavailable, at a base rate plus 8%, in either event not to exceed 14% during the last fifteen months prior to the maturity of the notes, plus a 3% per annum Payment-In-Kind ("PIK") interest component which is settled quarterly by the addition of the accrued PIK interest to the notes' principal balance then outstanding. During the quarter ended June 28, 2003, $250 of PIK interest was added to the principal balance outstanding. The outstanding principal and all accrued and unpaid interest is due at maturity of the notes in May 2007. The notes rank pari passu with indebtedness outstanding under the Company's senior credit facility and are secured by a second priority lien in substantially all of the Company's assets, junior to liens granted to secure borrowings under the Company's senior credit facility. The senior credit facility and the senior notes rank superior to the Company's subordinated debt.

The amendment to the senior credit facility reduced the facility's revolving credit loan commitments to $90,000, increased amounts that can be borrowed under the facility's borrowing base formula by approximately $10,000 and provided for the issuance of the senior notes. It also reissued a term loan for the outstanding balance of the existing term loan and included an additional $4,551 term loan, bringing the balance of the term loan portion of the facility to $38,333. The term loans are payable in quarterly installments of $1,369 beginning May 1, 2003 and are due in May 2007.

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

The Company's credit agreements contain financial covenants relating to fixed charges, interest and debt coverage and net worth and among other things, limit future acquisitions, capital expenditures, and the payment of dividends. The unused borrowing capacity under the Company's credit facilities on June 28, 2003 was approximately $12,529.

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

As of June 28, 2003, the Company had an interest rate swap agreement outstanding for $70,000, which will be in effect until March 2005. Under the terms of the swap agreements, the fixed interest rate was 6.75% through March 10, 2003 and is 3.24% thereafter. The fair value of the swap agreement as of June 28, 2003 was $2,248. Changes in the fair value of the swap agreements since December 28, 2002 resulted in an unrealized gain, net of taxes, of $95 and, accordingly, the unrealized gain is recorded in other comprehensive income.

NOTE H - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

		Three Months Ended		Six Months Ended
		June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net income (1)		$1,397	$3,036	$1,061	$3,532

Denominator for calculation of basic earnings
	per share - weighted average shares (2)	11,755	11,718	11,752	11,702

Effect of dilutive securities:
	Stock options (3)	---	110	---	73
	Stock subscriptions (3)	---	94	---	70
	Restricted stock grants (3)	---	19	1	23

Denominator for calculation of diluted earnings
	per share - weighted average shares
	adjusted for potential dilution (2) (3)	11,755	11,941	11,753	11,868

Earnings per share:
	Basic	$0.12	$0.26	$0.09	$0.30
	Diluted	$0.12	$0.25	$0.09	$0.30

(1)	No adjustments needed in the numerator for diluted calculations.
(2)	Includes Common and Class B Common shares in thousands.
(3)

Because their effects are anti-dilutive, excludes shares under restricted stock plans and shares issuable under stock option, and stock subscription plans, whose grant price is greater than the average market price of Common Shares outstanding at the end of the relevant period, and excludes shares issuable on conversion of subordinated debentures into shares of Common Stock. Aggregate shares excluded were 3,026 in 2003 and 2,247 shares in 2002.

NOTE I - COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net income	$1,397	$3,036	$1,061	$3,532
Other comprehensive income:
Unrealized gain (loss) on interest rate
swap agreements, net of taxes	(79)	467	95	922

Comprehensive income	$1,318	$3,503	$1,156	$4,454

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

The profit performance measure for the Company's segments is defined as internal EBIT (earnings before interest, taxes, and other non-segment items). Assets measured in each reportable segment include long-lived assets and goodwill, inventories, and accounts receivable. The carrying amount of goodwill included in the carpet manufacturing segment was $100,758 and $100,492 for the periods ended June 28, 2003 and December 28, 2002, respectively. The $266 increase in goodwill was a result of net contingent payments associated with prior business combinations. There is no goodwill included in the floorcovering base materials segment at June 28, 2003 and December 28, 2002.

Allocations of corporate, general and administrative expenses are used in the determination of segment profit performance; however, assets of the corporate departments are not used in the segment asset performance measurement.

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net sales - external customers

Carpet manufacturing	$125,620	$129,298	$230,571	$242,045
Floorcovering base materials	6,515	10,679	13,527	21,256

Segment total	$132,135	$139,977	$244,098	$263,301

Profit performance
Carpet manufacturing	$5,948	$9,371	$8,702	$13,811
Floorcovering base materials (1)	1,113	7,041	1,626	7,796

Segment total	7,061	16,412	10,328	21,607

Interest expense	4,811	4,302	8,633	8,686
Other non-segment (income) expense (2)	(1)	7,166	(15)	7,192

Consolidated income before taxes	$2,251	$4,944	$1,710	$5,729

(1)	Includes a pre-tax gain of $6,901 and $7,701 for the three and six month periods ended June 29, 2002, respectively from the disposition of certain long-lived assets.
(2)	Includes the write-off of computer software costs of $3,614 and deferred financing costs of $2,769 for the three and six month periods ended June 29, 2002.

Intersegment sales from the Company's floorcovering base materials group to the Company's carpet manufacturing group were $42,010 and $81,434 for the three and six months ended June 28, 2003 and $41,622 and $79,211 for the three and six months ended June 29, 2002.

	June 28, 2003	December 28, 2002

Assets used in performance measurement
Carpet manufacturing	$358,604	$339,882
Floorcovering base materials	37,774	38,421

Assets in performance measurement	396,378	378,303

Assets not in performance measurement
Other operating assets	42,126	38,329
Assets held for sale	14	14

Total consolidated assets	$438,518	$416,646

NOTE K - SUBSEQUENT EVENT

During July 2003, the Company reduced the salaried workforce in its North Georgia operations by approximately 16%. The severance and other costs associated with the workforce reduction will be approximately $1,400 and will be recorded in the third quarter ending September 27, 2003.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is presented to update the discussion of results of operations and financial condition included in our 2002 annual report.

RESULTS OF OPERATIONS

Results for the second quarter and first half of 2003 were negatively affected by increased raw material costs, expenses associated with the start-up of an initiative to develop and market a new collection of residential products, and lower sales volume. To help offset higher raw material costs, we implemented selling price increases during the second quarter, however, the effective dates of the raw material and selling price increases caused a delay in recovering the higher raw material cost. In response to softness in our business with the factory-built housing industry and home center/mass merchant markets, we have taken action to reduce fixed costs, and are continuing our efforts to expand our sales in other markets.

To lower fixed cost, we reduced the salaried workforce in our North Georgia operations by approximately 16% in July 2003. The severance and other cost associated with the workforce reduction is expected to be approximately $1.4 million and will be recorded in our third quarter ending September 27, 2003. The annualized reduction in fixed costs associated with this action is approximately $4.0 million.

During the later part of the year 2002, we began an initiative to develop and market a collection of residential products (The Dixie Home Collection) to selected retailers at price points two to three times the industry average, but below the price points of our residential products at Fabrica and Masland. The reception and product placement this collection achieved at retail has exceeded our expectations. We are seeing steady growth in sales from this initiative and are optimistic that this strategy will make a sound contribution to our sales and margins in the last half of this year.

The following table sets forth certain elements of our operating results as a percentage of net sales for the periods indicated:

	Quarter Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.4%	75.4%	77.2%	76.3%
Gross profit	22.6%	24.6%	22.8%	23.7%
Selling and administrative expenses	17.8%	17.7%	18.9%	18.2%
Other (income) expense - net	(0.5)%	0.3%	(0.3)%	---
Operating income	5.3%	6.6%	4.2%	5.5%

Net Sales. Net sales declined $7.8 million, or 5.6%, in the quarter ended June 28, 2003 and $19.2 million, or 7.3%, for the six months ended June 28, 2003, compared with the corresponding periods of the prior year.

Sales in our carpet segment declined $3.7 million, or 2.8%, in the quarter ended June 28, 2003 and $11.5 million, or 4.7%, for the first six months of 2003, compared with the prior year periods. Carpet sales continued to be very soft in our factory-built housing and home center/mass merchant markets. Comparisons of our sales to the factory-built housing industry reflected a decline in 2003 of 14% in the second quarter and 19% for the first six months, due to continued weakness in this industry. In the home center/mass merchant markets sales were down 21% in the second quarter and 19% for the first six months due principally to softness in The Home Depot's carpet business. Sales in our high-end residential and commercial businesses continued to compare positively with the prior year levels.

Sales in our carpet yarn segment were down $4.2 million, or 39% in the quarter ended June 28, 2003 and $7.7 million, or 36% for the first six months of 2003, compared to the corresponding periods of the prior year. The decline in carpet yarn sales was due to the sale of our extrusion yarn facility in May 2002, our de-emphasis of external carpet yarn sales to supply raw materials to our carpet operations, and soft markets for carpet yarn in 2003.

Cost of Sales. As a percentage of sales, cost of sales were 77.4% and 77.2% respectively for the second quarter and six month period ending June 28, 2003, compared with 75.4% and 76.3% respectively for the corresponding periods of the prior year. The percentage increase in cost of sales was principally due to higher raw material costs during the 2003 reporting periods.

Selling and Administrative Expenses. Despite cost associated with the start-up of the Dixie Home collection of residential products, selling and administrative expenses decreased $1.3 million in the quarter ended June 28, 2003 and $1.7 million for the first six months of 2003, compared with the same periods in 2002. These costs as a percentage of sales increased in the 2003 periods as a result of the lower sales.

Other (income) expense - net. Other (income) expense - net reflected an improvement in income during the second quarter and first six months of 2003, compared with the same reporting periods in the prior year, principally as a result of higher net gains from asset sales in 2003.

Interest Expense. Interest expense increased for the quarter ended June 28, 2003 compared with the quarter ended June 29, 2002 due to the higher level of debt required to fund the $50.0 million acquisition obligation paid on March 14, 2003 to the former shareholders of Fabrica.

Income Tax Provision (Benefit). Our effective income tax rate provision was 37.9% and 38.0% respectively for the second quarter and first six months of 2003, compared with 38.6% and 38.3%, respectively for the same periods in 2002. The change in the effective income tax rates is principally attributable to the relationship of non-deductible costs to pre-tax earnings in each of these reporting periods.

Net Income. Results for the quarter ended June 28, 2003 reflected net income of $1.4 million, or $0.12 per diluted share, compared with net income of $3.0 million, or $0.25 per diluted share, for the quarter ended June 29, 2002. Net income was $1.1 million, or $0.09 per diluted share, for the six months ended June 28, 2003, compared with net income of $3.5 million, or $0.30 per diluted share, during the six months ended June 29, 2002.

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

Our credit agreements contain financial covenants relating to fixed charges, interest, debt coverage and net worth and among other things, limit future acquisitions, sales of assets, capital expenditures, and the payment of dividends. Meeting these covenants will depend on our levels of debt and operating earnings. We believe the actions we have taken to improve results and control debt will permit us to continue to meet such covenants. There can be no assurance that our results will be adequate to meet such requirements. At June 28, 2003, the unused borrowing capacity under our credit facility was $12.5 million.

During the six-month period ended June 28, 2003, net borrowings under our senior credit facility increased $27.3 million, we issued $37.0 million of senior notes and received a $1.8 million distribution from our Chroma partnership. These funds were used to satisfy the $50.0 million obligation to the former shareholders of Fabrica International, invest $2.0 million in capital assets, pay $4.9 million of maturities on our subordinated indebtedness, pay a $.5 million purchase price adjustment related to the acquisition of our interest in Chroma Systems Partners, and fund $8.4 million of cash used in our operating activities.

Capital expenditures for the six-month period ended June 28, 2003 were $2.0 million, while depreciation and amortization was $10.8 million. We expect capital expenditures to be approximately $8.0 million for the fiscal year 2003 while depreciation and amortization is expected to be approximately $20.5 million.

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

We believe our operating cash flows and credit availability under its credit facilities are adequate to finance our normal liquidity requirements. However, significant additional cash expenditures beyond such requirements could require supplemental financing or other sources of funding. There can be no assurance that other sources of funding can be obtained or will be obtained on terms favorable to the Company.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN 46 requires that companies that control another entity through interest other than voting interests should consolidate the controlled entity. FIN 46 is applicable to variable interest entities created after January 31, 2003 and any variable interest entities in which the Company obtains an interest after that date. FIN 46 is effective for quarters beginning after June 15, 2003 for variable interest entities in which the Company held a variable interest that it acquired before February 1, 2003. We have evaluated the provisions of FIN 46 and do not believe adoption will have a material effect on our financial statements.

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

The U.S. floorcovering industry is cyclical and is influenced by a number of general economic factors. The floorcovering industry in general is dependent on residential and commercial construction activity, including new construction as well as remodeling. In addition, sales of certain of the our principal products are significantly influenced by sales of factory-built housing, recreational vehicles and yachts. New construction activity, as well as sales in the factory-built housing, recreational vehicle and yachting industries, all are cyclical in nature. To a somewhat lesser degree, this also is true with residential and commercial remodeling. A prolonged decline in construction activity or in any of these industries could have a material adverse effect on our business, financial condition and results of operations. The level of activity in these industries is significantly affected by numerous factors, all of which are beyond the our control, including:

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

Raw material prices increase.

The cost of raw materials has a significant impact on our profitability. In particular our business requires the purchase of large volumes of nylon fiber, filament, synthetic backing, polyester, polypropylene, wool fibers, latex and dyes. Increases in the cost of these raw materials could materially adversely affect our business, results of operations and financial condition if we are unable to pass these increases through to our customers. Prices of certain raw materials increased in early 2003 and additional raw material increases became effective in the second quarter of 2003. We believe we have been successful in increasing our selling prices to pass along raw material and other cost increases; however, it could take several months to recoup these increases in the marketplace, and there can be no assurance that we will successfully recover all such current or future cost increases.

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

Our operations also are governed by laws relating to workplace safety and worker health, which, among other things, establish noise standards and regulate the use of hazardous materials and chemicals in the workplace. We have taken and will continue to take steps to comply with these laws. If we fail to comply with present or future environmental or safety regulations, we could be subject to future liabilities. However, we cannot assure you that complying with these environmental or health and safety laws and requirements will not adversely affect our business, results of operations and financial condition. Future laws, ordinances or regulations could give rise to additional compliance or remediation costs, which could have a material adverse affect on our business, results of operations and financial condition.

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

FORWARD-LOOKING INFORMATION

This Report contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include the use of terms or phrases that include such terms as "expects," "estimated," "projects," "believes," "anticipates," "intends," and similar terms and phrases. Such terms or phrases relate to, among other matters, our future financial performance, business prospects, growth, strategies or liquidity. The following important factors may affect our future results and could cause those results to differ materially from our historical results. These risks include, in addition to those detailed above under the heading "Certain Factors Affecting the Company's Performance", the cost and availability of capital, raw material and transportation costs related to petroleum price levels, the cost and availability of energy supplies, the loss of a significant customer or group of customers, materially adverse changes in economic conditions generally in carpet, rug and floorcovering markets we serve and other risks detailed from time to time in our filings with the Securities and Exchange Commission.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk (dollars in thousands)

The Company has market risk exposure for potential fluctuations in its variable rate long-term debt instruments. The Company uses derivative instruments, currently interest rate swaps, to minimize the impact of interest rate volatility. At June 28, 2003, the Company is party to an interest rate swap agreement through March 11, 2005, under which the Company pays a fixed rate of interest times the notional principal amount of $70,000 and receives a variable rate of interest times the same notional principal amount. The fixed interest rate per the agreement was 6.75% through March 10, 2003 and 3.24% thereafter. The variable rate as of June 28, 2003 was 1.26%. The cumulative fair value of the agreement as of June 28, 2003 was a liability of approximately $2,248, which was recorded in other long-term liabilities with the offset to accumulated other comprehensive loss of $1,394 (net of taxes).

Based on the Company's $70,000 interest rate swap agreement, a 10% fluctuation in the variable rate would result in an annual after-tax economic impact of approximately $55.

Item 4 - Procedures and Controls

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings
None.

Item 2 - Changes in Securities and Use of Proceeds
None.

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
(a)	The annual meeting of shareholders was held on May 1, 2003.

(b)	The following directors were elected at the meeting: J. Don Brock; Lovic A Brooks, Jr.; Daniel K. Frierson; Paul K. Frierson; John W. Murrey, III; and Peter L. Smith.

(c)

The meeting was held to consider and vote upon the following proposals: (1) to elect Directors for the following year and (2) to amend the Company's Charter to broaden the business purposes of the Company to the maximum extent permitted by law and to delete references to certain discontinued lines of business. All Directors were elected and all proposals were approved with the results of the vote summarized as follows:

	FOR	AGAINST	ABSTAIN	TOTAL

Vote for Election of Directors:
J. Don Brock	26,053,593	14,553	56,284	26,124,430
Lovic A. Brooks, Jr.	26,023,193	44,953	56,284	26,124,430
Daniel K. Frierson	25,319,396	748,750	56,284	26,124,430
Paul K. Frierson	25,298,275	769,871	56,284	26,124,430
John W. Murrey, III	26,030,846	37,300	56,284	26,124,430
Peter L. Smith	25,314,330	753,816	56,284	26,124,430

Amendment to Company's Charter	26,058,986	37,090	28,354	26,124,430

Item 5 - Other Information
None.

Item 6 - Exhibits and Reports on Form 8-K
(a) Exhibits
(i) Exhibits Incorporated by Reference
None.
(ii) Exhibits Filed with this Report
4.1	Fifth Amendment, dated as of June 30, 2003, to Loan and Security Agreement dated May 14, 2002

31.1	CEO Form of Sarbanes-Oxley Section 302(a) Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Form of Sarbarnes-Oxley Section 302(a) Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K
(i) A Current Report on Form 8-K dated April 11, 2003 was filed to report the issuance of a press release, dated April 10, 2003, reporting business update for the quarter ended March 29, 2003

(ii) A Current Report on Form 8-K dated May 5, 2003 was filed to report the issuance of a press release, dated April 29, 2003, reporting results for the quarter ended March 29, 2003

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIXIE GROUP, INC.

(Registrant)

Date: August 12, 2003	By: /s/ GARY A. HARMON

Gary A. Harmon Vice President and Chief Financial Officer

Date: August 12, 2003	By: /s/ D. EUGENE LASATER

D. Eugene Lasater Corporate Controller