Form 10-Q
period 2003-09-27
DIXIE GROUP INC
filed 2003-11-12
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 27, 2003
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
[X]	Yes	[ ]	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[ ]	Yes	[X]	No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.
Class	Outstanding as of November 6, 2003

Common Stock, $3 Par Value Class B Common Stock, $3 Par Value Class C Common Stock, $3 Par Value	11,043,941 shares 795,970 shares 0 shares

THE DIXIE GROUP, INC.
INDEX TO QUARTERLY FINANCIAL REPORT
Table of Contents

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands, except per share data)

	(Unaudited) September 27, 2003	December 28, 2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,111	$2,440
Accounts receivable (less allowance for doubtful
accounts of $1,334 for 2003 and $1,344 for 2002)	20,005	18,770
Inventories	52,301	42,748
Assets held for sale	204,851	200,407
Other	8,161	8,592

TOTAL CURRENT ASSETS	287,429	272,957

PROPERTY, PLANT AND EQUIPMENT	142,766	141,391
Less accumulated amortization and depreciation	(82,985)	(75,981)

NET PROPERTY, PLANT AND EQUIPMENT	59,781	65,410

GOODWILL	52,582	52,316

INVESTMENT IN AFFILIATE	11,936	13,458

OTHER ASSETS	16,572	12,505

TOTAL ASSETS	$428,300	$416,646

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED BALANCE SHEETS (dollars in thousands, except per share data)

	(Unaudited) September 27, 2003	December 28, 2002

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$47,357	$37,458
Accrued expenses	26,024	27,993
Current portion of long-term debt	149,988	13,294

TOTAL CURRENT LIABILITIES	223,369	78,745

LONG-TERM DEBT
Senior indebtedness	27,929	75,408
Subordinated notes	---	30,952
Convertible subordinated debentures	27,237	29,737

TOTAL LONG-TERM DEBT	55,166	136,097

ACCRUED PURCHASE CONSIDERATION	---	50,000

OTHER LIABILITIES	15,831	16,529

DEFERRED INCOME TAXES	22,276	23,923

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized
80,000,000 shares, issued - 14,420,125 shares
for 2003 and 14,292,234 shares for 2002	43,260	42,877
Class B Common Stock ($3 par value per share):
Authorized 16,000,000 shares, issued - 795,970
shares for 2003 and 2002	2,388	2,388
Common Stock subscribed - 490,449 shares for
2003 and 699,332 shares for 2002	1,471	2,098
Additional paid-in capital	132,710	132,724
Stock subscriptions receivable	(4,209)	(5,029)
Unearned stock compensation	(61)	(82)
Accumulated deficit	(7,249)	(6,903)
Accumulated other comprehensive loss	(2,720)	(3,036)

	165,590	165,037
Less Common Stock in treasury at cost - 3,380,440
shares for 2003 and 3,319,252 shares for 2002	(53,932)	(53,685)

TOTAL STOCKHOLDERS' EQUITY	111,658	111,352

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$428,300	$416,646

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002

NET SALES	$60,921	$58,745	$176,750	$177,285
Cost of sales	40,374	39,064	116,859	118,933

GROSS PROFIT	20,547	19,681	59,891	58,352
Selling and administrative expenses	17,967	14,099	49,135	43,778
Other (income) expenses - net	(113)	(197)	(843)	(681)

INCOME BEFORE INTEREST AND TAXES	2,693	5,779	11,599	15,255
Interest Expense	2,101	1,194	5,855	4,180

INCOME BEFORE TAXES	592	4,585	5,744	11,075
Income tax provision	221	1,699	2,177	4,164

INCOME FROM CONTINUING OPERATIONS	371	2,886	3,567	6,911

LOSS FROM DISCONTINUED OPERATIONS,
NET OF TAX	(1,778)	(474)	(3,913)	(967)

NET INCOME (LOSS)	$(1,407)	$2,412	$(346)	$5,944

BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$0.03	$0.25	$0.30	$0.59
Loss from discontinued operations	(0.15)	(0.04)	(0.33)	(0.08)

Net income (loss)	$(0.12)	$0.21	$(0.03)	$0.51

SHARES OUTSTANDING	11,748	11,741	11,751	11,715

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$0.03	$0.24	$0.30	$0.58
Loss from discontinued operations	(0.15)	(0.04)	(0.33)	(0.08)

Net income (loss)	$(0.12)	$0.20	$(0.03)	$0.50

SHARES OUTSTANDING	11,779	11,798	11,761	11,845

DIVIDENDS PER SHARE:
Common Stock	---	---	---	---
Class B Common Stock	---	---	---	---

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands, except per share data)

	Nine Months Ended
	September 27, 2003	September 28, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$3,567	$6,911
Loss from discontinued operations	(3,913)	(967)

Net income (loss)	(346)	5,944
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation and amortization -
Continuing operations	8,403	9,778
Discontinued operations	7,171	7,215
Provision (benefit) for deferred income taxes	(525)	1,734
Gain on property, plant and equipment disposals	(605)	(3,881)
Changes in operating assets and liabilities:
Accounts receivable	(5,787)	(33,796)
Inventories	(15,010)	(13,864)
Accounts payable and accrued expenses	8,741	11,666
Other operating assets and liabilities	(6,141)	4,535

NET CASH USED IN OPERATING ACTIVITIES	(4,099)	(10,669)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	615	31,541
Purchase of property, plant and equipment -
Continuing operations	(2,188)	(3,269)
Discontinued operations	(1,212)	(2,375)
Investment in affiliate	1,331	(899)
Additional cash paid in business combination	(50,266)	(489)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(51,720)	24,509

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on current credit and term loan facility	25,803	80,143
Net payments on previous credit and term loan facility	---	(84,351)
Senior notes issued	37,000	---
Payments on subordinated indebtedness	(7,262)	(7,262)
Other	(51)	(1,537)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	55,490	(13,007)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(329)	833

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,440	1,412

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,111	$2,245

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$11,994	$12,225
Income taxes paid, net of tax refunds (received)	2,082	852
Treasury stock issued	---	348

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)

	Common Stock and Class B Common Stock	Common Stock Subscribed	Additional Paid-In Capital	Other	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total Stockholders' Equity

Balance at December 28, 2002	$45,265	$2,098	$132,724	$(5,111)	$(6,903)	$(3,036)	$(53,685)	$111,352
Common Stock acquired for treasury - 61,187 shares							(247)	(247)

Stock subscription cancelled 2,433 shares		(7)	(13)	20				---

Stock subscription settled - 206,450 shares	309	(620)	(45)	800				444

Common Stock issued under Directors' Stock Plan - 9,666 shares	29		31					60

Common Stock sold under stock option plan - 15,000 shares	45		13					58

Amortization of restricted stock grants				21				21

Comprehensive income						316		316

Net loss for the year					(346)			(346)

Balance at September 27, 2003	$45,648	$1,471	$132,710	$(4,270)	$(7,249)	$(2,720)	$(53,932)	$111,658

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements which do not include all the information and footnotes required by generally accepted accounting principles in the United States of America for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2002 annual report filed on Form 10-K with the Securities and Exchange Commission, which includes consolidated financial statements for the fiscal year ended December 28, 2002. Operating results for the three and nine month periods ended September 27, 2003 are not necessarily indicative of the results that may be expected for the entire 2003 year.

The financial statements separately report discontinued operations and the results of continuing operations (see Note E). Disclosures included herein pertain to the Company's continuing operations unless noted otherwise.

Certain prior period financial statement balances have been reclassified to conform to the current period's presentation.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company has adopted SFAS No. 149 and it did not have a material impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, otherwise it is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted SFAS No. 150 and it did not have a material impact on its financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN 46 is effective for variable interest entities created after January 31, 2003 and to any variable interest entities in which the Company obtains an interest after that date. FIN 46 is effective for the interim or annual period ending after December 15, 2003 for variable interest entities in which the Company held a variable interest that it acquired before February 1, 2003. The Company is assessing the provisions of FIN 46 and does not expect a material effect on its financial statements.

The Company has a one-half ownership interest in Chroma Systems Partners, which operates a carpet dyeing and finishing plant. Because the Company does not exercise control over the partnership, the Company currently accounts for the partnership under the equity method of accounting. The Company's maximum exposure to loss as a result of its involvement with the partnership is limited to its initial investment in the partnership and its undistributed share of the partnership's earnings.

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

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2003

Net income (loss), as reported	$(1,407)	$2,412	$(346)	$5,944
Stock compensation expense, net of taxes	(41)	(179)	(124)	(488)

Adjusted net income (loss)	$(1,448)	$2,233	$(470)	$5,456

Basic earnings (loss) per share, as reported	$(0.12)	$0.21	$(0.03)	$0.51
Stock compensation expense, net of taxes	---	(0.02)	(0.01)	(0.04)

Adjusted basic earnings (loss) per share	$(0.12)	$0.19	$(0.04)	$0.47

Diluted earnings (loss) per share, as reported	$(0.12)	$0.20	$(0.03)	$0.50
Stock compensation expense, net of taxes	---	(0.02)	(0.01)	(0.04)

Adjusted diluted earnings (loss) per share	$(0.12)	$0.18	$(0.04)	$0.46

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 27, 2003 *	September 28, 2002	September 27, 2003	September 28, 2002

Expected life	---	5 years	5 years	5 years
Expected volatility	---	53.70%	54.00%	53.70%
Risk-free interest rate	---	3.33%	2.79%	4.37%
Dividend yield	---	0.00%	0.00%	0.00%

* There were no options granted during the three months ended September 27, 2003.

NOTE D - INVENTORIES

Inventories are stated at the lower of cost or market. The last in, first out (LIFO) cost method was used to determine cost for substantially all inventories at September 27, 2003 and December 28, 2002.

Inventories are summarized as follows:

	September 27, 2003	December 28, 2002

Raw Materials	$14,683	$13,139
Work-in-process	8,829	6,280
Finished goods	27,738	22,313
Supplies, repair parts and other	1,051	1,016

Total inventories	$52,301	$42,748

NOTE E - DISCONTINUED OPERATIONS

During September 2003, the Company executed a definitive agreement to sell its factory-built housing, needlebond and carpet recycling business and the assets that support those operations to Shaw Industries Group, Inc. (See note L). In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", operating results associated with the businesses sold have been classified as discontinued operations and the associated assets are classified as assets held for sale for all periods presented. Also, in accordance with FAS No. 144, interest was allocated to continuing operations based on the relationship of net assets of the continuing operations to total consolidated net assets.

Following is summary financial information for the Company's discontinued operations:

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002

Net sales	$62,352	$66,935	$190,620	$211,696
Loss on discontinued operations:
Before income taxes	$(2,833)	$(753)	$(6,275)	$(1,513)
Income tax benefit	(1,055)	(279)	(2,362)	(546)

Net loss on discontinued operations	$(1,778)	$(474)	$(3,913)	$(967)

During July 2003, the Company announced the reduction of salaried workforce in its North Georgia operations by approximately 16%. The severance and other costs associated with the workforce reduction was $1,344 and was included in discontinued operations for the quarter ended September 27, 2003.
Assets held for sale are as follows:

	September 27, 2003	December 28, 2002

Accounts Receivable - net	$25,940	$21,388
Inventories	57,822	52,365
Property, Plant & Equipment - net	72,613	78,178
Goodwill	48,176	48,176
Other Assets	300	300

Assets held for sale	$204,851	$200,407

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

September 27, 2003

Reserve balance at December 28, 2002	$806
Warranty liabilities accrued during 2003	1,433
Warranty liabilities settled during 2003	(1,948)
Changes for pre-existing warranty liabilities	169

Reserve balance at September 27, 2003	$460

NOTE G - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	September 27, 2003	December 28, 2002

Senior indebtedness
Credit line borrowings	$71,821	$45,823
Term loans	35,048	35,243
Senior notes	37,529	---
Other	67	374

Total senior indebtedness	144,465	81,440
Subordinated notes	30,952	35,714
Convertible subordinated debentures	29,737	32,237

Total long-term debt	205,154	149,391
Less current portion	(149,988)	(13,294)

Total long-term debt (less current portion)	$55,166	$136,097

Proceeds from the asset sale to Shaw Industries Group, Inc. were used to retire the senior notes, the subordinated notes, reduce amounts then outstanding under the term loans to $25,000 and all but $7,000 of the amounts outstanding under our revolving credit line. Accordingly, we have classified the debt retired in connection with the sale transaction as a current liability in our consolidated balance sheet at September 27, 2003.

On March 14, 2003, the Company issued $37,000 of senior notes and amended its senior credit facility. Interest on the senior notes is payable monthly in cash at LIBOR plus 10%, or, if LIBOR is unavailable, at a base rate plus 8%, in either event not to exceed 14% during the last fifteen months prior to the maturity of the notes, plus a 3% per annum Payment-In-Kind ("PIK") interest component which is settled quarterly by the addition of the accrued PIK interest to the notes' principal balance then outstanding. During the nine months ended September 27, 2003, $529 of PIK interest was added to the principal balance outstanding. The outstanding principal and all accrued and unpaid interest is due at maturity of the notes on May 2007. The notes rank pari passu with indebtedness outstanding under the Company's senior credit facility and are secured by a second priority lien in substantially all of the Company's assets, junior to liens granted to secure borrowings under the Company's senior credit facility. The senior credit facility and the senior notes rank superior to the Company's subordinated debt.

The May 2003 amendment to the senior credit facility reduced the facility's revolving credit loan commitments to $90,000, increased amounts that can be borrowed under the facility's borrowing base formula by approximately $10,000 and provided for the issuance of the senior notes. It also reissues a term loan for the outstanding balance of the existing term loan and included an additional $4,551 term loan, bringing the balance of the term loan portion of the facility to $38,333. The term loans are payable in quarterly installments of $1,369 beginning May 1, 2003 and are due in May 2007. In November 2003, the agreement was further amended to reduce the term loan to $25,000 and to provide for the sale of assets to Shaw Industries Group, Inc.

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

The Company's credit agreements contain financial covenants relating to fixed charges, interest and debt coverage and net worth and among other things, limit future acquisitions, capital expenditures, and the payment of dividends. During the quarter ended September 27, 2003, the Company failed to comply with certain of the covenants under the Company's senior credit and senior note agreements. The lenders that are parties to these agreements have waived compliance with these covenants. The unused borrowing capacity under the Company's credit facilities on September 27, 2003 was approximately $10,741.

NOTE H - FINANCIAL INSTRUMENTS

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

As of September 27, 2003, the Company had an interest rate swap agreement outstanding for $70,000, which will be in effect until March 2005. Under the terms of the swap agreements, the Company paid a fixed interest rate of 6.75% through March 10, 2003 and 3.24% thereafter. The fair value of the swap agreement as of September 27, 2003 was a liability of $1,891. Changes in the fair value of the swap agreements since December 28, 2002 resulted in an unrealized gain, net of taxes, of $316 and, accordingly, the unrealized gain is recorded in other comprehensive income.

NOTE I - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

		Three Months Ended		Nine Months Ended
		September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002

Income from continuing operations (1)		$371	$2,886	$3,567	$6,911

Denominator for calculation of basic earnings
	per share - weighted average shares (2)	11,748	11,741	11,751	11,715

Effect of dilutive securities:
	Stock options (3)	20	29	6	58
	Stock subscriptions (3)	6	28	2	57
	Restricted stock grants (3)	5	---	2	15

Denominator for calculation of diluted earnings
	per share - weighted average shares
	adjusted for potential dilution (2) (3)	11,779	11,798	11,761	11,845

Earnings per share:
	Basic	$0.03	$0.25	$0.30	$0.59
	Diluted	$0.03	$0.24	$0.30	$0.58

(1)	No adjustments needed in the numerator for diluted calculations.
(2)	Includes Common and Class B Common shares in thousands.
(3)

Because their effects are anti-dilutive, excludes shares under restricted stock plans and shares issuable under stock option, and stock subscription plans, whose grant price is greater than the average market price of Common Shares outstanding at the end of the relevant period, and excludes shares issuable on conversion of subordinated debentures into shares of Common Stock. Aggregate shares excluded were 2,516 in 2003 and 2,607 shares in 2002.

NOTE J - COMPREHENSIVE INCOME

Comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002

Net income (loss)	$(1,407)	$2,412	$(346)	$5,944
Other comprehensive income (loss):
Unrealized gain on interest rate
swap agreements, net of taxes	221	499	316	1,421

Comprehensive income (loss)	$(1,186)	$2,911	$(30)	$7,365

NOTE K - SEGMENT INFORMATION

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

The profit performance measure for the Company's segments is defined as internal EBIT (earnings before interest, taxes, and other non-segment items). Assets measured in each reportable segment include long-lived assets and goodwill, inventories, and accounts receivable. The carrying amount of goodwill included in the carpet manufacturing segment was $52,582 and $52,316 for the periods ended September 27, 2003 and December 28, 2002, respectively. The $266 increase in goodwill was a result of net contingent payments associated with prior business combinations. There is no goodwill included in the floorcovering base materials segment at September 27, 2003 and December 28, 2002.

Allocations of corporate, general and administrative expenses are used in the determination of segment profit performance; however, assets of the corporate departments are not used in the segment asset performance measurement.

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002

Net sales - external customers
Carpet manufacturing	$54,824	$49,763	$157,126	$147,047
Floorcovering base materials	6,097	8,982	19,624	30,238

Segment total	$60,921	$58,745	$176,750	$177,285

Profit performance
Carpet manufacturing	$2,260	$5,174	$9,160	$13,357
Floorcovering base materials (1)	343	411	2,118	8,491

Segment total	2,603	5,585	11,278	21,848

Interest expense (2)	2,101	1,194	5,855	4,180
Other non-segment (income) expense (3)	(90)	(194)	(321)	6,593

Consolidated income before taxes	$592	$4,585	$5,744	$11,075

(1)	Includes a pre-tax gain of $7,701 for the nine month period ended September 28, 2002 from the disposition of certain long-lived assets.
(2)	Interest allocated to continuing operations based on relationship of net assets of continuing operations to total consolidated net assets.
(3)	Includes the write-off of computer software costs of $3,614 and deferred financing costs of $2,769 for the nine month period ended September 28, 2002.

Intersegment sales from the Company's floorcovering base materials group to the Company's carpet manufacturing group were $19,826 and $69,079 for the three and nine months ended September 27, 2003 and $25,292 and $73,450 for the three and nine months ended September 28, 2002.

	September 27, 2003	December 28, 2002

Assets used in performance measurement
Carpet manufacturing	$162,232	$154,120
Floorcovering base materials	29,253	29,851

Assets in performance measurement	191,485	183,971

Assets not in performance measurement
Other operating assets	31,964	32,268
Assets held for sale	204,851	200,407

Total consolidated assets	$428,300	$416,646

NOTE L - SUBSEQUENT EVENTS

On November 12, 2003, the Company completed the sale of its factory-built housing, needlebond and carpet recycling businesses and related assets to Shaw Industries Group, Inc. The previously announced sales agreement executed on September 4, 2003, provided for a cash purchase price of $205,000, which, net of liabilities retained by the Company, resulted in a net value for the transaction of approximately $180,000. Proceeds received at closing, which are subject to certain adjustments, were used to retire approximately $143,000 of the Company's debt, to fund an $8,000 escrow reserve, and to pay certain debt pre-payment premiums and transaction-related expenses. Approximately $47,000 was invested in short-term securities and will be used to pay the retained liabilities when they become due and income taxes related to the transaction. The assets sold included the Company's yarn, tufting, dyeing, finishing, needlebond, distribution and logistics facilities in Calhoun, Georgia, its needlebond facility in Dalton, Georgia, and its carpet recycling facility in Lafayette, Georgia. Approximately 1,100 associates are employed in these facilities.

The transaction is not expected to result in a material net gain or loss; however, the Company will incur cost to extinguish debt retired with the sale proceeds. The Company is also evaluating certain assets that will be impaired as a result of the sale of these businesses. These items and charges, estimated at approximately $12,000 to $15,000 after-tax, are expected to have a negative impact on results for the fourth quarter of 2003.

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

SALE TRANSACTION

On November 12, 2003, the Company completed the sale of its factory-built housing, needlebond and carpet recycling businesses and related assets to Shaw Industries Group, Inc. The previously announced sales agreement, executed on September 4, 2003, provided for a cash purchase price of $205.0 million, which, net of liabilities retained by the Company, resulted in a net value for the transaction of approximately $180.0 million. Proceeds received at closing, which are subject to certain adjustments, were used to retire approximately $143.0 million of the Company's debt, to fund an $8.0 million escrow reserve, and to pay certain debt pre-payment premiums and transaction-related expenses. Approximately $47.0 million was invested in short-term securities and will be used to pay the retained liabilities when they become due and income taxes related to the transaction. The assets sold included the Company's yarn, tufting, dyeing, finishing, needlebond, distribution and logistics facilities in Calhoun, Georgia, its needlebond facility in Dalton, Georgia, and its carpet recycling facility in Lafayette, Georgia. Approximately 1,100 associates are employed in these facilities.

The transaction is not expected to result in a material net gain or loss; however, the Company will incur cost to extinguish debt retired with the sale proceeds. The Company is also evaluating certain assets that will be impaired as a result of the sale of these businesses. These items and charges, estimated at approximately $12.0 million to $15.0 million after-tax, are expected to have a negative impact on results for the fourth quarter of 2003.

In accordance with accounting guidance, operating results associated with the businesses included in the sale have been classified as discontinued operations and the associated assets are classified as assets held for sale for all periods presented.

RESULTS OF OPERATIONS

During the later part of 2002, we began a growth initiative to develop and market a new collection of products (The Dixie Home Collection) for selective distribution to residential retail markets at price points below those of our Fabrica and Masland residential products. The acceptance of these products by retailers has been exceptional, and we now have samples placed with most of our target customers. Although many of these samples have only recently been installed at these retail stores, Dixie Home sales showed a marked improvement in the third quarter of 2003. With most of our samples now in place, sales rates have continued to increase in the first six weeks of the fourth quarter. While start-up costs for this initiative had a negative impact on our operating results during the third quarter (approximately $2.7 million) and the first nine months of this year (approximately $6.3 million), we remain optimistic that Dixie Home sales will continue to improve and provide a positive contribution next year.

The following table sets forth certain elements of our continuing operating results as a percentage of net sales for the periods indicated:

	Quarter Ended		Nine Months Ended
	September 28, 2003	September 28, 2002	September 28, 2003	September 28, 2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.3%	66.5%	66.1%	67.1%
Gross profit	33.7%	33.5%	33.9%	32.9%
Selling and administrative expenses	29.5%	24.0%	27.8%	24.7%
Other (income) expense - net	(0.2)%	(0.3)%	(0.5)%	(0.4)%
Operating income	4.3%	9.5%	6.4%	8.5%

Net Sales. Net sales for the quarter ended September 27, 2003 were $60.9 million, an increase of 3.7% from $58.7 million for the quarter ended September 28, 2002. Net sales for the nine months ended September 27, 2003 were $176.8 million compared with $177.3 million for the first nine months of 2002.

Sales in our carpet segment were $54.8 million in the quarter ended September 27, 2003, an increase of $5.1 million, or 10.1%, from the corresponding period in 2002. Carpet sales were $157.1 million for the nine months ended September 27, 2003, an increase of $10.1 million, or 6.9%, from the first nine months of 2002. The increase in our carpet sales for the quarter and first nine months ended September 27, 2003 compared with the 2002 reporting periods was primarily attributable to growth in the new Dixie Home collection and increased sales in our higher-end businesses at Masland Carpets and Fabrica.

Sales in our carpet yarn segment were $6.1 million in the quarter ended September 27, 2003 compared with $9.0 million for the corresponding period in 2002. Carpet yarn sales were $19.6 million for the first nine months of 2003 compared with $30.2 million in 2002. The decline in carpet yarn sales was due to the sale or our extrusion yarn facility in May 2002, our de-emphasis of external carpet yarn sales to supply raw materials to our carpet operations, and softer markets in 2003 compared with 2002.

Cost of Sales. Cost of sales was 66.3% of sales in the quarter ended September 27, 2003 and 66.5% for the corresponding period in 2002. Cost of sales was 66.1% for the nine months ended September 27, 2003 compared with 67.1% for the first nine of 2002. The percentage improvement is primarily attributable to growth in our higher-end products.

Selling and Administrative Expenses. Selling and administrative expenses increased $3.9 million and $5.4 million in the quarter and nine months ended September 27, 2003, respectively compared with the corresponding periods in 2002. The increase in both the quarter and year-to-date reporting periods resulted from product development costs, sample costs and the sales and marketing infrastructure associated with start-up of the Dixie Home Collection.

Other (income) expense - net. Other (income) expense - net reflected net gains of $0.1 million during the quarter ended September 27, 2003 and net gains of $0.8 million for the first nine months of 2003 compared with net gains of $0.2 million in the quarter ended September 28, 2002 and $0.7 for the first nine months ended September 28, 2002.

Interest Expense. Interest expense increased $.9 million for the quarter ended September 27, 2003 compared with the quarter ended September 28, 2002. Interest expense increased $1.7 million in the nine months ended September 27, 2003 compared with the first nine months of 2002. The increase in both reporting periods was principally due to higher levels of debt incurred to finance the March, 2003 contingency payment related to our acquisition of Fabrica International, Inc.

Income Tax Provision. Our effective income tax rate provision was 37.2% and 37.9%, respectively for the third quarter and first nine months of 2003 compared with 37.0% and 37.6%, respectively for the corresponding periods in 2002. Changes in the effective income tax rate were principally due to the relationship of non-deductible costs to pre-tax earnings in each of these reporting periods.

Income From Continuing Operations. Income from continuing operations was $0.4 million, or $0.03 per diluted share, for the quarter ended September 27, 2003, compared with $2.9 million, or $0.24 per diluted share, for the quarter ended September 28, 2002. Income from continuing operations was $3.6 million, or $0.30 per diluted share, for the first nine months of 2003, compared with $6.9 million, or $0.58 per diluted share, for the first nine months of 2002. The decrease in income from continuing operations during the 2003 reporting periods is primarily attributable to the start-up cost of the Dixie Home growth initiative and higher interest cost associated with the debt incurred to settle the Fabrica contingent payment.

Net Income (Loss). Including the effects of discontinued operations, the quarter ended September 27, 2003 reflected a net loss of $1.4 million, or $(0.12) per diluted share, compared with net income of $2.4 million, or $0.20 per diluted share for the quarter ended September 28, 2002. For the first nine months of 2003, results reflected a net loss of $0.3 million, or $(0.03) per diluted share, compared with net income of $5.9 million, or $0.50 per diluted share for the corresponding period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

On March 14, 2003, we issued $37.0 million of senior notes, amended our senior credit facility and settled the $50.0 million obligation due to the former shareholders of Fabrica International. The Fabrica obligation was settled through a cash payment of $49.8 million, reflecting an early payment discount. The interest on the senior notes is payable monthly in cash at LIBOR plus 10%, or, if LIBOR is unavailable, at a base rate plus 8%, in either event not to exceed 14% during the last fifteen months prior to the maturity of the notes, plus a 3% per annum Payment-In-Kind ("PIK") interest component which is settled quarterly by the addition of the accrued PIK interest to the notes' principal balance then outstanding. The outstanding principal and all accrued and unpaid interest is due at maturity of the notes in May 2007. The notes rank pari passu with the indebtedness under our senior credit facility and are secured by a second priority lien in substantially all of our assets, junior to liens we granted to secure borrowings under our senior credit facility. The senior credit facility and the senior notes rank senior to our subordinated debt.

The May 2003 amendment to the senior credit facility reduced the revolving credit loan commitments to $90.0 million, increased amounts that can be borrowed under the credit facility's borrowing base formula by approximately $10.0 million and provided for the issuance of the senior notes. The existing term loan was reissued at its outstanding balance and an additional $4.5 million term loan was issued, bringing the aggregate balance of the term loan portion of the credit facility to $38.3 million. The term loans are payable in quarterly installments of $1.4 million beginning May 1, 2003 and are due in May 2007. Interest rates available under the amended senior credit facility may be selected from a number of options that effectively allow for borrowing at rates ranging from the lender's prime rate plus .25% to the lender's prime rate plus 1.25% for base rate loans, or at rates ranging from LIBOR plus 2.50% to LIBOR plus 3.75% for LIBOR loans. Commitment fees, ranging from .375% to .50% per annum, are payable on the average daily unused balance of the revolving credit facility. The level of our accounts receivable and inventories limits borrowing availability under the revolving credit facility. The senior credit facility is secured by a first priority lien in substantially all of our assets. In November 2003, the agreement was further amended to reduce the term loan to $25.0 million and to provide for the sale of assets to Shaw Industries Group, Inc.

Our credit agreements contain financial covenants relating to fixed charges, interest, debt coverage and net worth and among other things, limit future acquisitions, sales of assets, capital expenditures, and the payment of dividends. At September 27, 2003, we failed to comply with certain covenants under our revolving credit and senior notes agreements. The lenders waived compliance. At September 27, 2003, the unused borrowing capacity under our credit facility was $10.7 million and such unused borrowing capacity was approximately $38.0 million after the sale transaction on November 12, 2003.

Proceeds from the asset sale to Shaw Industries Group, Inc. were used to retire the senior notes, the subordinated notes, reduce amounts then outstanding under the term loans to $25.0 million and all but $7.0 million of the amounts outstanding under our revolving credit line and invest $47.0 million in short-term investments. Accordingly, we have classified the debt retired in connection with the sale transaction as a current liability in our consolidated balance sheet at September 27, 2003.

During the nine-month period ended September 27, 2003, net borrowings under our senior credit facility increased $25.8 million, we issued $37.0 million of senior notes, received a $1.8 million distribution from our Chroma partnership and received $0.6 million from the sale of capital assets. These funds were used to satisfy the $50.0 million obligation to the former shareholders of Fabrica International, invest $3.4 million in capital assets, pay $7.3 million of maturities on our subordinated indebtedness, pay the final payment contingency of $0.5 million related to Chroma Systems Partners, and fund $4.1 million of cash used in our operating activities.

Capital expenditures for the nine-month period ended September 27, 2003 were $3.4 million (including $1.3 million relating to our discontinued operations), while depreciation and amortization was $15.6 million (including $8.4 million related to our discontinued operations). We expect capital expenditures to be approximately $2.5 million for our continuing operations in the fourth quarter of 2003 while depreciation and amortization is expected to be approximately $2.3 million in the same period.

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

The acquisition of our interest in Chroma Systems Partners in 2000 was subject to a purchase price adjustment generally equal to our share of Chroma's income or loss for the three years ending June 30, 2003, less $1.8 million. A significant portion of the amounts due by us as a result of this adjustment was paid monthly. A final contingency payment of $0.5 million was made in June 2003 related to the acquisition of our interest in Chroma Systems Partners.

We believe our operating cash flows, net proceeds from the sale of assets and credit availability under the amended senior credit facility are adequate to finance our anticipated liquidity requirements.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, otherwise it is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN 46 is effective for variable interest entities created after January 31, 2003 and to any variable interest entities in which the Company obtains an interest after that date. FIN 46 is effective for the interim or annual period ending after December 15, 2003 for variable interest entities in which the Company held a variable interest that it acquired before February 1, 2003. The Company is assessing the provisions of FIN 46 and does not expect a material effect on its financial statements.

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

The U.S. floorcovering industry is cyclical and is influenced by a number of general economic factors. The floorcovering industry in general is dependent on residential and commercial construction activity, including new construction as well as remodeling. New construction activity is cyclical in nature. To a somewhat lesser degree, this also is true with residential and commercial remodeling. A prolonged decline in construction activity or any of these industries could have a material adverse effect on our business, financial condition and results of operations. The level of activity in these industries is significantly affected by numerous factors, all of which are beyond the our control, including:

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

Raw material prices may increase.

The cost of raw materials has a significant impact on our profitability. In particular our business requires the purchase of large volumes of nylon fiber, filament, synthetic backing, polyester, polypropylene, wool fibers, latex and dyes. Increases in the cost of these raw materials could materially adversely affect our business, results of operations and financial condition if we are unable to pass these increases through to our customers. Prices of certain raw materials increased in 2003. We believe we have been successful in increasing our selling prices to pass along raw material and other cost increases.

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

Our operations also are governed by laws relating to workplace safety and worker health, which, among other things, establish noise standards and regulate the use of hazardous materials and chemicals in the workplace. We have taken and will continue to take steps to comply with these laws. If we fail to comply with present or future environmental or safety regulations, we could be subject to future liabilities. However, we cannot insure that complying with these environmental or health and safety laws and requirements will not adversely affect our business, results of operations and financial condition. Future laws, ordinances or regulations could give rise to additional compliance or remediation costs, which could have a material adverse effect on our business, results of operations and financial condition.

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

FORWARD-LOOKING INFORMATION

This Report contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include the use of terms or phrases that include such terms as "expects," "estimated," "projects," "believes," "anticipates," "intends," and similar terms and phrases. Such terms or phrases relate to, among other matters, our future financial performance, business prospects, growth strategies or liquidity. The following important factors may affect our future results and could cause those results to differ materially from our historical results. These risks include, in addition to those detailed above under the heading "Certain Factors Affecting the Company's Performance", the cost and availability of capital and raw materials, transportation costs related to petroleum price levels, the cost and availability of energy supplies, the loss of a significant customer or group of customers, materially adverse changes in economic conditions generally in carpet, rug and floorcovering markets we serve and other risks detailed from time to time in our filings with the Securities and Exchange Commission.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (DOLLARS IN THOUSANDS)

The Company has market risk exposure for potential fluctuations in its variable rate long-term debt instruments. The Company uses derivative instruments, currently interest rate swaps, to minimize the impact of interest rate volatility. At September 27, 2003, the Company is party to an interest rate swap agreement through March 11, 2005, under which the Company pays a fixed rate of interest times the notional principal amount of $70,000 and receives a variable rate of interest times the same notional principal amount. The fixed interest rate per the agreement was 6.75% through March 10, 2003 and 3.24% thereafter. The variable rate as of September 27, 2003 was 1.12%. The cumulative fair value of the agreement as of September 27, 2003 was a liability of approximately $1,891, which was recorded in other long-term liabilities with the offset to accumulated other comprehensive loss of $1,173 (net of taxes).

Based on the Company's $70,000 interest rate swap agreement, a 10% fluctuation in the variable rate would result in an annual after-tax economic impact of approximately $49.

ITEM 4 - PROCEDURES AND CONTROLS

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in our periodic SEC filings. During the period covered by this Form 10-Q, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings
None.

Item 2 - Changes in Securities and Use of Proceeds
None.

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
None

Item 5 - Other Information
None.

Item 6 - Exhibits and Reports on Form 8-K
(a) Exhibits
(i) Exhibits Incorporated by Reference
None.
(ii) Exhibits Filed with this Report

10.1	Shaw Industries Group, Inc. and The Dixie Group, Inc. Asset Purchase Agreement dated September 4, 2003

31.1	CEO Form of Sarbanes-Oxley Section 302(a) Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Form of Sarbanes-Oxley Section 302(a) Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K
(i) A Current Report on Form 8-K dated July 30, 2003 was filed to report the issuance of a press release, dated July 30, 2003, reporting business update for the quarter ended June 28, 2003

(ii) A Current Report on Form 8-K dated September 4, 2003 was filed to report the execution of a definitive agreement to sell certain assets to Shaw Industries Group, Inc.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIXIE GROUP, INC.

(Registrant)

Date: November 12, 2003	By: /s/ GARY A. HARMON

Gary A. Harmon Vice President and Chief Financial Officer

Date: November 12, 2003	By: /s/ D. EUGENE LASATER

D. Eugene Lasater Corporate Controller