Form 10-K
period 2003-12-27
DIXIE GROUP INC
filed 2004-03-26
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2003

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 27, 2003 (the last business day of the registrant's most recently completed fiscal second quarter) was approximately $33,900,000. The aggregate market value was computed by reference to the closing price of the Common Stock on such date. In making this calculation, the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding Common Stock, and no other persons, are affiliates. No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of March 12, 2004
Common Stock, $3.00 Par Value	11,416,214 shares
Class B Common Stock, $3.00 Par Value	636,230 shares
Class C Common Stock, $3.00 Par Value	0 shares

Documents Incorporated By Reference.

Specified portions of the following documents are incorporated by reference:
     Proxy Statement of the registrant for annual meeting of shareholders to be held May 6, 2004 (PART III).

PART I

ITEM 1.     BUSINESS

General

Our business consists principally of marketing, manufacturing and selling carpet and rugs to high-end residential and commercial customers through the Fabrica International, Masland Carpets and the Dixie Home brands. Additionally, our Candlewick carpet yarn processing business primarily produces yarn for our carpet businesses and sells to independent carpet manufacturers.

Our Recent History

Beginning in 1993, we entered the soft floorcovering business, using our carpet yarn business as a base, with the acquisition of Carriage Industries and Masland Carpets. Over the next seven years we made six additional floorcovering acquisitions concluding with our acquisition of Fabrica International and an interest in the dyeing and finishing operations of Chroma Systems Partners on July 1, 2000. Our floorcovering acquisitions were partially financed by selling assets of our textile products businesses. In 1999, we sold the last of our textile products' assets to complete our transformation from the textile products business to a marketer and manufacturer of soft floorcovering products.

During the years 2000 through 2003, our profitability was adversely affected by operational inefficiencies associated with assimilating acquisitions into our North Georgia carpet operations and a significant decline in the factory-built housing industry. Our commitment to our brands, the upper-end of the floorcovering market and our desire to reduce our outstanding debt led to the sale, in November 2003, of our North Georgia factory-built housing, needlebond and carpet recycling businesses and related assets. In early 2004, we sold a carpet yarn facility located in Ringgold, Georgia that was a significant supplier of spun yarns to our North Georgia carpet operations.

The sale of these businesses and assets allowed us to substantially reduce our debt and focus on our core competencies in the upper-end of the soft floorcovering market where we believe we have strong brands and competitive advantages with our style and design capabilities and customer relationships.

Our business is now smaller, but more profitable and with greater growth potential. It is concentrated in segments of the soft floorcovering markets where innovative styling, design, color, quality and service as well as limited distribution are welcomed and rewarded. Through Masland, Fabrica, and Dixie Home, we have a significant presence in the high-end of the soft floorcovering market. Our brands are well known, highly regarded and complementary; by being differentiated, we offer meaningful alternatives to the discriminating customer.

Our Business Units

Our businesses are segmented between floorcovering products (carpet manufacturing) and carpet yarns (floorcovering base materials) (see Note P to our consolidated financial statements for the year ended December 27, 2003).

Fabrica

Fabrica, founded in 1977, markets and manufactures luxurious residential carpet and custom rugs, at selling prices that we believe are approximately five times the average for the soft floorcovering industry, to interior decorators and designers, selected retailers and furniture stores, luxury home builders and manufacturers of luxury motor coaches and yachts. Fabrica is among the leading premium brands in the domestic marketplace, known for styling innovation and unique colors and patterns. Fabrica is viewed by the trade as a premier brand and resource for very high-end carpet. Fabrica also is known as a styling trendsetter and a market leader in the very high-end residential sector. Since its acquisition in July 2000, sales have continued to grow and in 2003 accounted for approximately 25% of our sales.

Masland

Masland Carpets, founded in 1866, markets and manufactures design-driven specialty carpets and rugs for the high-end residential and commercial marketplaces. Its residential broadloom carpet products are marketed at selling prices that we believe are approximately four times the average for the soft floorcovering industry. Its products are marketed through the architectural, specifier and interior design communities, as well as to consumers through specialty floorcovering retailers and directly to corporate end-users. Masland accounted for approximately 62% of our sales in 2003, divided equally between products for high-end residential and high-end commercial markets. Masland has strong brand recognition within the upper-end residential and commercial markets. Masland competes in each of these markets through innovative styling, color, product design, quality and service.

Since we acquired Masland in July 1993, its sales have grown from $48 million to approximately $146 million in 2003. This growth has been driven in part by Masland's successful entrance into the high-end commercial carpet business, which reported approximately $72 million of sales in 2003.

Dixie Home

Dixie Home was introduced in 2003 as a brand to provide stylishly designed, differentiated products that offer affordable fashion. Dixie Home markets an array of tufted broadloom residential carpet to selected retailers, home centers and distributors under the Dixie Home and private label brands. Our objective is to make this brand the line of choice for styling, service and quality in the more moderately priced sector of the high-end broadloom residential carpet market. Its products are marketed at selling prices, which we believe range from two to three times the average for the soft floorcovering industry. The product collection has been well received in the market place and is expected to have significant growth potential and to significantly increase our sales and presence with retailers. Dixie Home accounted for approximately 6% of our sales in 2003.

Candlewick

Candlewick, purchased in 1952, develops and produces a complex variety of innovative filament yarns for our internal needs and external customers. Our carpet manufacturing operations utilize approximately 80% of Candlewick's unit production volume. Candlewick's external specialty yarn sales accounted for approximately 7% of our sales in 2003, and the portion of Candlewick's capacity currently devoted to external sales could be converted for use by our other businesses without requiring further significant capital investment. Our expertise and experience in developing new, uniquely-styled proprietary yarns are key factors in the ability of our carpet businesses to consistently develop specialized, unique and innovative products that we believe are difficult for our competitors to readily duplicate.

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

The Carpet and Rug Institute (the "CRI") is the national trade association representing carpet and rug manufacturers. Information compiled by the CRI, suggest that the domestic carpet and rug industry is composed of fewer than 100 manufacturers, with a significant majority of the industry's production concentrated in a limited number of manufacturers. The carpet industry has continued to consolidate in recent years. We believe that these consolidations provide us with opportunities to capitalize on our competitive strengths in selected markets where innovative styling, design, product differentiation, focused service can add value.

Competition

The floorcovering industry is highly competitive. We compete with other carpet manufacturers and manufacturers of other types of floorcoverings. Despite the industry consolidation, a large number of manufacturers remain. We believe our products are among the leaders in styling and design in the high-end residential and high-end commercial markets. However, a number of competitors manufacture similar products and some of these competitors have greater financial resources than we do.

We believe the principal competitive factors in our primary floorcovering markets are innovative styling, color, product design, quality and service. In the high-end residential and high-end commercial markets, carpet competes with various other types of floorcoverings.

We believe we have competitive advantages in several areas. We have an attractive portfolio of brands that we believe are well known, highly regarded by customers and complementary; by being differentiated, we offer meaningful alternatives to the discriminating customer. In addition, we have established longstanding relationships with key suppliers in our industry and customers in most of our markets. Finally, our reputation for innovative design excellence and our experienced management team also enhances our competitive position.

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

Product Concentration

We do not believe that we have any single class of products that accounts for more than 10 percent of our sales. However, our sales may be classified by significant markets, and such information for the past three years is summarized as follows:

	2003	2002	2001

Residential Floorcovering Markets	62%	58%	54%
Commercial Floorcovering Markets	31%	30%	30%
Carpet Yarn	7%	12%	16%

Seasonality

Within the varied markets which we serve there are a number of seasonal production cycles, but our business, as a whole, is not considered to be significantly affected by seasonal factors. Our sales volume and working capital requirements have normally reached their highest levels in the second and third quarters of the year.

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

Raw Materials

We obtain our raw materials from a number of domestic suppliers. Man-made yarns are purchased from major chemical companies. Where possible, we pass raw material price increases through to our customers; however, there can be no assurance that price increases can be passed through to customers and that increases in raw material prices will not have an adverse effect on our profitability. See "Certain Factors Affecting the Company's Performance" in Item 7 of this report. Although our procurement of raw materials is subject to variations in price and availability and we purchase the majority of our raw materials from one supplier, we believe there are other adequate sources of raw materials. See "Certain Factors Affecting the Company's Performance" in Item 7 of this report.

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

Employment Level

We employ approximately 1,300 associates in our continuing operations.

Available Information

Our internet address is www.thedixiegroup.com. We make the following reports filed by us with the Securities and Exchange Commission available, free of charge, on our website under the heading "Investor Relations":

    annual reports on Form 10-K;
    quarterly reports on Form 10-Q;
    current reports on Form 8-K; and
    amendments to the foregoing reports.

The contents of our website are not a part of this report.

 ITEM 2.     PROPERTIES

The following table lists the Company's facilities according to location, type of operation and approximate total floor space as of March 12, 2004:
Location	Type of Operation	Approximate Square Feet

Administrative:
   Dalton, GA*
	Administrative
16,000

Mobile, AL	Administrative	29,000
Santa Ana, CA*	Administrative	8,000
Chattanooga, TN*	Administrative	3,500

	Total Administrative	56,500

 Manufacturing and Distribution:

Atmore, AL	Carpet Manufacturing, Distribution	609,000
Mobile, AL	Distribution	384,000
Mobile, AL*	Samples/Rug Manufacturing	132,000
Roanoke, AL	Carpet Yarn Processing	201,000
Santa Ana, CA*	Carpet/Rug Manufacturing, Distribution	165,000
Santa Fe Springs, CA*	Distribution	60,000
Chatsworth, GA *	Samples / R & D	71,000

		1,622,000

	TOTAL		1,678,500

* Leased properties

In addition to the facilities listed above, the Company leases various warehousing and office spaces.

In our opinion, our manufacturing facilities are well maintained and our machinery is efficient and competitive. Operations of our facilities generally vary between 120 and 168 hours per week. Substantially all of our owned properties are subject to mortgages, which secure the outstanding borrowings under our senior credit facility.

ITEM 3.    LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party or of which any of its property is the subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of 2003 to a vote of the shareholders.

Pursuant to instruction G of Form 10-K the following is included as an unnumbered item to PART I.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and offices held by the executive officers of the registrant as of March 12, 2004, are listed below along with their business experience during the past five years.

Name, Age and Position	Business Experience During Past Five Years
Daniel K. Frierson, 62 Chairman of the Board, and Chief Executive Officer, Director

Director since 1973, Chairman of the Board since 1987 and Chief Executive Officer since 1980. He serves on the Company's Executive Committee and is Chairman of the Company's Retirement Plans Committee. He also serves as Director of Astec Industries, Inc. headquartered in Chattanooga, Tennessee; Printpack, Inc., headquartered in Atlanta, Georgia; and Louisiana-Pacific Corporation headquartered in Portland, Oregon.

Gary A. Harmon, 58 Vice President and Chief Financial Officer	Vice President and Chief Financial Officer since January 2000. Treasurer 1993 to 2000. Director of Tax and Financial Planning, 1985 to 1993.
David E. Polley, 69 Vice President Marketing

Vice President of Marketing since November of 2002. President, Residential Division of Mohawk Industries, Inc. from 1998 to 2002. President of World Carpets from 1991 to 1998. Prior to 1991, President of Lee's Residential Carpet Business.

Kenneth L. Dempsey, 45 Vice President and President, Masland Carpets	Vice President and President, Masland Carpets since January 1997. Vice President of Marketing, Masland, 1991 to 1996.
Royce R. Renfroe, 57 Vice President and President, Fabrica International	Vice President since May 2001. President of Fabrica since 1998. Previous experience included serving as President and Chief Executive Officer of Bentley Mills, Division of Interface, Inc.
W. Derek Davis, 53 Vice President, Human Resources	Vice President of Human Resources since January 1991. Corporate Employee Relations Director, 1990 to 1991.
Jon A. Faulkner, 43 Vice President Planning and Development	Vice President of Planning and Development since February 2002. Executive Vice President of Sales and Marketing for Steward, Inc. from 1997 to 2002.
D. Eugene Lasater, 53 Controller	Controller since 1988.
Starr T. Klein, 61 Secretary	Secretary since November 1992. Assistant Secretary, 1987 to 1992.
The executive officers of the registrant are elected annually by the Board of Directors at its first meeting held after each annual meeting of the Company's shareholders.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the National Market System with the NASDAQ symbol DXYN. No market exists for the Company's Class B Common Stock.

As of March 12, 2004, the total number of holders of the Company's Common Stock was approximately 2,800, including an estimated 2,100 shareholders who hold the Company's Common Stock in nominee names, but excluding 1,660 participants in the Company's 401(k) plan who may direct the voting of the shares allocated to their accounts. The total number of holders of the Company's Class B Common Stock was 15.

Recent Sales of Unregistered Securities

On November 14, 2003, Gary A. Harmon settled outstanding subscriptions under the Stock Ownership Plan covering a total of 45,714 shares, with an aggregate subscription price of $339,997.88, through the surrender to the Company of 37,988 shares of Common Stock, valued at the market price of $8.95 per share, and payment of $5.28 cash (resulting in the net delivery of 7,726 new shares of Common Stock). We believe that the issuance of these securities was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof because this issuance did not involve a public offering or sale. No underwriters, brokers or finders were involved in this transaction.

Quarterly Financial Data, Dividends and Price Range of Common Stock

Following are quarterly financial data, dividends and price range of Common Stock for the four quarterly periods in the years ended December 27, 2003 and December 28, 2002. Totals of the quarterly information for each of the years reflected below may not necessarily equal the annual totals. Results for the periods presented have been restated to classify the results of our North Georgia operations sold in November 2003 and in early fiscal 2004 as discontinued operations. The discussion of restrictions on payment of dividends is included in Note H to the Consolidated Financial Statements included herein.

THE DIXIE GROUP, INC.
QUARTERLY FINANCIAL DATA, DIVIDENDS AND PRICE RANGE OF COMMON STOCK
(unaudited)
(dollars in thousands, except per share data)

2003 QUARTER	1ST	2ND	3RD	4TH

Net sales	$51,885	$58,857	$58,790	$64,617
Gross profit	18,129	20,347	19,749	21,697
Income (loss) from continuing operations (1)	877	1,889	(60)	(11,734)
Loss from discontinued operations	(1,213)	(492)	(1,347)	(2,097)
Loss on disposal of discontinued operations	---	---	---	(2,778)
Net income (loss) (1)	(336)	1,397	(1,407)	(16,609)
Basic earnings (loss) per share:
Continuing operations (1)	0.07	0.16	(0.01)	(0.77)
Discontinued operations	(0.10)	(0.04)	(0.11)	(0.44)
Disposal of discontinued operations	---	---	---	(0.23)
Net income (loss) (1)	(0.03)	0.12	(0.12)	(1.44)
Diluted earnings (loss) per share:
Continuing operations (1)	0.07	0.16	(0.01)	(0.77)
Discontinued operations	(0.10)	(0.04)	(0.11)	(0.44)
Disposal of discontinued operations	---	---	---	(0.23)
Net income (loss) (1)	(0.03)	0.12	(0.12)	(1.44)
Dividends:
Common Stock	---	---	---	---
Class B Common Stock	---	---	---	---
Common Stock Prices:
High	4.34	3.50	8.00	8.95
Low	2.85	2.80	3.06	7.08
(1) Results in the fourth quarter include $13,445 after tax, or $1.14 per share of impairment and other charges that resulted from the sale of our North Georgia operations.

2002 QUARTER	1ST	2ND	3RD	4TH

Net sales	$53,392	$59,728	$56,098	$54,065
Gross profit	17,173	21,241	19,625	19,145
Income from continuing operations	1,467	2,646	2,967	4,368
Income (loss) from discontinued operations	(971)	390	(555)	(2,041)
Loss on disposal of discontinued operations	---	---	---	(3,705)
Net income (loss)	496	3,036	2,412	(1,378)
Basic earnings (loss) per share:
Continuing operations	0.12	0.23	0.26	0.37
Discontinued operations	(0.08)	0.03	(0.05)	(0.17)
Disposal of discontinued operations	---	---	---	(0.32)
Net income (loss)	0.04	0.26	0.21	(0.12)
Diluted earnings (loss) per share:
Continuing operations	0.12	0.22	0.25	0.37
Discontinued operations	(0.08)	0.03	(0.05)	(0.17)
Disposal of discontinued operations	---	---	---	(0.32)
Net income (loss)	0.04	0.25	0.20	(0.12)
Dividends:
Common Stock	---	---	---	---
Class B Common Stock	---	---	---	---
Common Stock Prices:
High	4.80	7.19	6.00	4.50
Low	4.15	4.60	3.00	3.12

ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the related consolidated financial statements and notes thereto included under Items 8, 15(a) (1) and (2) and 15(d) of this report on Form 10-K. Selected financial data for the periods presented have been restated to classify the results of our North Georgia operations sold in November 2003 and in early fiscal 2004 as discontinued operations.

FISCAL YEARS	2003	2002	2001	2000 (1)	1999 (2)

OPERATIONS
Net sales	$234,149	$223,283	$230,869	$230,950	$240,431
Gross Margin	79,923	77,183	73,733	63,703	56,650
Income (loss) from continuing operations
before income taxes (3)	(14,165)	16,790	11,281	7,401	6,282
Income tax provision (benefit)	(5,138)	5,342	4,287	2,812	2,458
Income (loss) from continuing operations (3)	(9,027)	11,448	6,994	4,589	3,824
Depreciation and amortization (4)	9,349	9,684	11,019	9,922	6,251
Dividends	---	---	---	---	---
Capital expenditures (4)	12,514	3,776	8,909	20,410	28,898

FINANCIAL POSITION
Assets	$238,954	$416,646	$386,188	$423,206	$391,901
Working capital	49,718	65,262	37,649	61,295	54,213
Long-term debt:
Senior indebtedness	28,011	21,342	85,798	112,286	60,961
Subordinated notes	---	---	35,714	40,476	45,238
Convertible subordinated debentures	27,237	29,737	32,237	34,737	37,237
Stockholders' equity	96,081	111,352	106,225	108,291	117,910

PER SHARE
Income (loss) from continuing operations:(3)
Basic	$(0.77)	$0.98	$0.60	$0.40	$0.34
Diluted	(0.77)	0.97	0.59	0.40	0.33
Dividends:
Common Stock	---	---	---	---	---
Class B Common Stock	---	---	---	---	---
Book value	8.07	9.46	9.05	9.41	10.21

GENERAL
Weighted average common shares
outstanding:
Basic	11,773,024	11,723,192	11,669,144	11,473,210	11,355,175
Diluted	11,773,024	11,820,827	11,747,740	11,473,210	11,681,650

Number of shareholders (5)	2,800	2,800	3,000	3,500	3,500
Number of associates	1,300	2,850	3,200	3,800	3,600

(1) Includes the results of operations of Fabrica and the Company's 50% equity in the earnings of Chroma subsequent to July 1, 2000.

(2) Includes the results of operations of Graphic Technologies and Globaltex subsequent to their acquisitions on January 21, 1999, and January 8, 1999, respectively.

(3) Includes $21,073 pre-tax and $13,445 after tax, or $1.14 per share of impairment and other charges that resulted from the sale of our North Georgia operations in 2003.

(4) Excludes discontinued operations.

(5) The approximate number of record holders of the Company's Common Stock for 1999 through 2003 includes Management's estimate of shareholders who held the Company's Common Stock in nominee names as follows: 1999 - 2,500 shareholders; 2000 - 2,500 shareholders; 2001 - 2,100 shareholders; 2002 - 2,000 shareholders; 2003 - 2,100 shareholders.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

OVERVIEW

During 2001 and 2002, we sold our carpet yarn extrusion operation, two dyeing facilities, a carpet yarn plant and a number of non-operating assets. In November 2003 and early fiscal 2004, we sold substantially all of our remaining assets located in North Georgia, including our factory-built housing, needlebond, carpet recycling businesses and a carpet spun yarn manufacturing facility to Shaw Industries Group, Inc. ("Shaw"). Financial results for the operations sold to Shaw have been classified as discontinued operations for all periods presented.

The sale transactions significantly reduced our debt, diversified our customer concentration and significantly improved our strategic position. In essence, we begin 2004 as a new company - one now focused on its core competencies, committed to its brands and the upper-end of the market, with a strong balance sheet, and well positioned to take advantage of an improving economy.

Our business is now smaller, but more profitable with greater growth potential. It is concentrated in segments of the soft floorcovering market, where innovative styling, design, color, quality and service as well as limited distribution are welcomed and rewarded. Through our Fabrica, Masland, and Dixie Home brands, we have a significant presence in the high-end of the soft floorcovering market. Our Candlewick carpet yarn operations supply plied and heat-set filament yarns primarily to our carpet manufacturing businesses and sells yarn to independent carpet manufacturers.

CRITICAL ACCOUNTING POLICIES

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

Estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict. As a result, actual amounts could differ from estimates made in preparing the financial statements.

The SEC has issued disclosure guidance requiring management to identify its most critical accounting policies. Such critical accounting policies are those that are both most important to the portrayal of our financial condition and results and requires our most difficult, subjective, and complex judgments, as a result of the need to make estimates about inherently uncertain matters that may change in subsequent periods.

We believe the following accounting policies require significant judgments and estimates in preparing our consolidated financial statements and represent our critical accounting policies. Other significant accounting policies are discussed in Note A to our Consolidated Financial Statements.

  Revenue recognition. Revenues are recognized when legal title passes to the customer, which is generally at the time goods are shipped.
  Accounts receivable. We provide allowances for expected cash discounts, returns, claims and doubtful accounts based upon historical experience and periodic evaluation of the financial condition of our customers and the collectability of our accounts receivable. If the financial condition of our customers signficantly deteriorate, or other factors impair their ability to pay their debts, allowances recorded in our financial statements may not be adequate.
  Customer claims and product warranties. We provide varying warranties related to our products against manufacturing defects and specific performance standards. We record reserves related to defective products and performance standards. The levels of reserves are established based primarily upon historical experience. Significant deviations from historical experience could cause us to under estimate and, therefore, under record related reserves.
  Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out method (LIFO), which matches current costs with current revenues. Inventories on hand are compared against anticipated future usage, which, to some extent is based on historical usage, in order to evaluate obsolescence and excessive quantities. Additionally, rates of recoverability per unit of inventory related to inventory that is less than first quality, obsolete or excessive are estimated based on historical rates of recoverability. Actual results could differ from assumptions used to value our inventory.
  Goodwill is subject to annual impairment testing. The impairment tests are based on determining the fair value of our specified reporting units by estimating the reporting units' future cash flows, which requires management judgments and assumptions about future economic factors that are difficult to predict and beyond management's control. Changes in future economic factors or our judgments and assumptions about future economic factors could materially change our estimate of the value of a specified reporting unit and, therefore, could materially impact the value of goodwill and our consolidated financial statements.
  Self-insured accruals. We accrue for claims related to our self-insured medical and dental benefits and workers' compensation costs. Accurals related to these costs pertain to known claims, projected future inflationary impacts related to known claims, and estimates of unreported claims. Inflationary factors in the future that are significantly in excess of those used to quantitfy the reserve and claims experience in the future significantly greater than past experience could cause us to under record related accruals.
  We recognize deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applicable to future periods when the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in the tax rates is recognized in earnings in the period that includes the effective date of the change. Also, taxing jurisdictions could retroactively disagree with our tax treatment of various items in a manner that could affect the tax treatment of such items going forward. Accounting rules require these future effects to be evaluated using existing laws, rules and regulations, each of which is subject to change.
  Loss contingencies. We recognize a loss contingency when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. Judgment must be applied related to the likelihood of occurrence and the financial impact of an event in terms of its reasonable quantification and related significance.

RESULTS OF OPERATIONS

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements that were prepared in accordance with accounting principles generally accepted in the United States of America. The following table sets forth certain elements of results for our continuing operations as a percentage of net sales for the periods indicated:

Fiscal Year Ended

	December 27, 2003	December 28, 2002	December 29, 2001

Net sales	100.0%	100.0%	100.0%
Cost of sales	65.9%	65.4%	68.1%
Gross profit	34.1%	34.6%	31.9%
Selling and administrative expenses	28.1%	25.3%	25.9%
Impairments and other charges	9.0%	--- %	--- %
Other (income) expense - net	(0.4)%	(0.5)%	(1.7)%
Operating income (loss)	(2.6)%	9.8%	7.7%

Fiscal Year Ended December 27, 2003, Compared with Fiscal Year Ended December 28, 2002

Net Sales. Net sales for the year ended December 27, 2003 were $234.1 million, an increase of 4.9% over net sales of $223.3 million for the year ended December 28, 2002. Carpet sales in 2003 increased $20.8 million, or 10.6%, compared with 2002 carpet sales. Over half of the increase in 2003 was attributable to year over year growth in both the higher end residential and contract markets served by Masland and Fabrica, with the remainder due to the Dixie Home collection of products introduced in early 2003. Carpet yarn sales declined $10.0 million, or 37.6%, in 2003 as we continue to focus our yarn production capacity to support our internal floorcovering businesses.

Cost of Sales. Cost of sales in 2003 increased by 0.5% of sales as compared with 2002 principally due to a greater portion of our sales increase coming from Masland and Dixie Home products, that have lower gross margins than those of Fabrica.

Selling and Administrative Expenses. Selling and administrative expenses were 28.1% of sales in 2003 compared with 25.3% of sales in 2002. The increase is due to the costs of the sales and marketing infrastructure associated with the introduction of the Dixie Home collection of products and higher than normal sample costs necessary to introduce a new product line. We anticipate that these expenses as a percentage of sales will decrease as the volume of sales of Dixie Home products increase. Additionally, we expect sample cost per dollar of sales to decrease as Dixie Home's business matures.

Impairments and Other Charges. Our results were negatively impacted by $21.1 million ($13.4 million after-tax, or $1.14 per diluted share) of "Impairments and other charges" recorded in the fourth quarter of the year ended December 27, 2003. These charges were principally related to early extinguishments of debt and the write-down of assets impaired as a result of the sale of our North Georgia operations. $4.2 million of the charges were cash prepayment penalties and fees related to debt retired with the sale proceeds and $0.8 million related to success fees paid to management in connection with the sale transaction. $16.1 million of the charges were non-cash, including $10.6 million for impairments of long-lived assets and $5.5 million to write-off deferred financing cost.

Other (Income) Expense - Net. Other (income) expense - net reflects a decrease of $0.3 million in 2003 compared with 2002 as a result of a lower level of gains on asset sales in 2003.

Interest Expense. Interest expense was $8.0 million in 2003 compared with $5.0 million in 2002. Interest expense is allocated to continuing operations for all periods presented based on the relationship of the net asset value of the assets in our continuing operations to the net asset value of our total assets. The increase in interest expense in 2003 was primarily a result of the payment of a $50.0 million contingent purchase obligation to the previous owners of Fabrica in March of 2003. Based on the expected debt levels and current interest rates, we expect interest expense to be in the $5.0 million to $5.5 million range in 2004.

Income Tax Provision (Benefit). Our effective income tax rate was 36.3% for 2003 compared with 31.8% for 2002. The change in the effective tax rates is principally due to the relationship of items of cost that are non-deductible for tax purposes to pre-tax earnings in each of these reporting periods.

Net Income (Loss). Results from continuing operations reflected a loss of $9.0 million, or $0.77 per diluted share, in 2003, compared with income from continuing operations of $11.4 million, or $0.97 per diluted share, in 2002. The after-tax effect of impairment and other charges included in results from continuing operations in 2003 was a loss of $13.4 million, or $1.14 per diluted share. The net loss for 2003 was $17.0 million, or $1.44 per diluted share, compared with net income of $4.6 million, or $0.39 per diluted share, for 2002. The net loss in 2003 included a loss of $5.1 million, or $0.44 per diluted share, from discontinued operations and a loss of $2.8 million, or $0.23 per diluted share, on the disposal of discontinued operations. Results for 2002 included a loss of $3.2 million, or $0.27 per diluted share, from discontinued operations and a loss of $3.7 million, or $0.31 per diluted share, on disposal of discontinued operations, when we wrote-off a note received in 1999 in connection with the sale of our cotton yarn and dyeing textile operations.

Fiscal Year Ended December 28, 2002, Compared with Fiscal Year Ended December 29, 2001

Net Sales. Net sales for the year ended December 28, 2002 were $223.3 million, a decline of 3.3% from $230.9 million for the year ended December 29, 2001. Sales in our carpet business increased 1.3%. Although commercial markets were soft in 2002, sales improved due to growth in our high-end residential markets. Sales in our carpet yarn business declined 27.7%. The lower carpet yarn sales reflect our strategy to de-emphasize our external carpet yarn sales to supply raw materials to support our carpet operations.

Cost of Sales. Cost of sales decreased significantly in 2002 compared with 2001. As a result, gross margin increased to 34.6% for the year ended December 28, 2002, compared to 31.9% for the year ended December 29, 2001. This improvement is principally attributable to product mix as we grew our higher margin carpet business and decreased our lower margin carpet yarn business. In addition, cost reduction programs were implemented during the year ending December 28, 2002, that reduced cost by improving efficiencies and asset utilization.

Selling and Administrative Expenses. Selling and administrative expenses decreased $3.3 million in the twelve-month period ended December 28, 2002, compared with the same period in 2001 due to our efforts to control costs in all areas.

Other (Income) Expense - Net. Other (income) expense - net reflected $2.7 million reduction in other income due to a lower level of net gains from asset sales in the year ended December 28, 2002 compared with the year ended December 29, 2001.

Interest Expense. Interest expense decreased for the year ended December 28, 2002, compared with the same period in 2001 principally due to lower levels of debt and a lower portion of total interest expense being allocated to continuing operations in fiscal 2002.

Income Tax Provision (Benefit). Our effective income tax rate was 31.8% for the year ended December 28, 2002 and 38.0% for the year ended December 29, 2001. The change in the effective tax rates is principally due to the relationship of non-deductible goodwill amortization and other items of cost that are non-deductible for tax purposes to pre-tax earnings in each of these reporting periods. Additionally, the year 2002 included an income tax benefit of $0.4 million due to a contribution deduction, for income tax purposes, related to the sale of a carpet yarn facility.

Net Income (Loss). Income from continuing operations for fiscal 2002 was $11.4 million, or $0.97 per diluted share, compared with income from continuing operations of $7.0 million, or $0.59 per diluted share, in 2001. Net income for 2002 was $4.6 million, or $0.39 per diluted share, and included a loss from discontinued operations of $3.2 million, or $0.27 per diluted share, and a loss on disposal of discontinued operations of $3.7 million, or $0.31 per diluted share. This compared with net income of $0.5 million, or $0.04 per diluted share, in 2001, and included a loss from discontinued operations of $6.5 million, or $0.55 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

On March 14, 2003, we issued $37.0 million of senior secured notes, amended our senior credit facility to reduce the revolving credit loan commitments to $90.0 million, but increased the effective borrowing availability under the agreement by $10.0 million, reissued our existing term loan at its outstanding balance, and added an additional $4.5 million term loan, bringing the aggregate balance of the term loan portion of the facility to $38.3 million. The term loans were reduced to $25.0 million on November 12, 2003 when we sold our North Georgia operations. The term loans are payable in quarterly installments of $1.2 million beginning February 1, 2004 and are due in May 2007. Interest rates available under the amended senior facility may be selected from a number of options that effectively allow for borrowing at rates ranging from the lender's prime rate plus 0.25% to the lender's prime rate plus 1.25% for base rate loans, or at rates ranging from LIBOR plus 2.50% to LIBOR plus 3.75% for LIBOR loans. Commitment fees, ranging from 0.375% to 0.50% per annum, are payable on the average daily unused balance of the revolving credit facility. The level of our accounts receivable and inventories limits borrowing availability under the revolving credit facility. The senior credit facility is secured by a first priority lien in substantially all of our assets.

Proceeds from the financings were used to settle a $50.0 million contingent obligation to the former shareholders of Fabrica International through a cash payment of $49.8 million, reflecting an early payment discount.

On November 12, 2003, we sold our factory-built housing, needlebond and carpet recycling businesses and related assets to Shaw Industries Group, Inc. pursuant to an asset purchase agreement that provided for a cash purchase price of $205.0 million, which, net of liabilities retained by us, resulted in a net value for the transaction of approximately $180.0 million. Proceeds received at closing, which are subject to certain adjustments, were used to retire approximately $143.3 million of the Company's debt, to fund an $8.0 million escrow reserve, and to pay certain debt pre-payment premiums and transaction-related expenses. Approximately $47.6 million of the proceeds were invested in short-term securities were used to pay the retained liabilities and income taxes related to the transaction. At December 27, 2003, amounts invested in short-term securities were $11.1 million and adequate to pay income taxes relating to the sale.

Debt repaid with proceeds from the sale consisted of amounts then outstanding under our senior secured notes of $37.5 million and our subordinated notes of $31.0 million. Additionally, we paid $74.8 million of debt outstanding under our senior credit facility and, in December 2003, reduced the revolving credit commitment to $40.0 million.

Our senior credit agreement contains financial covenants relating to fixed charges, debt coverage and net worth and among other things, limit future acquisitions, capital expenditures, and the payment of dividends. The Company's revolving credit facility provides that the occurrence of any event or condition that has a Material Adverse Effect (as defined in the Agreement) shall constitute an Event of Default. The portion of our revolving credit debt that is classified as long-term in our balance sheet at December 27, 2003 and December 28, 2002 represents amounts that are not repaid through lockbox remittances. Because the assets sold in November 2003 and in early 2004 were classified as assets held for sale in the current asset section of our balance sheet, debt retired with the proceeds from the sales was classified in the current liability section of our balance sheet for the applicable periods. The unused borrowing capacity under our credit facilities on December 27, 2003 was approximately $30,432.
During the three-year period ended December 27, 2003, cash flows generated from operating activities (excluding $40.4 million advanced under our prior accounts receivable securitization) were $22.5 million. These funds were supplemented by $247.8 million from asset sales and were used to finance our operations, invest $25.9 million in capital assets, $55.1 million in business acquisitions (including $52.7 of contingent payments related to previous acquisitions), retire (including $40.4 million advanced under our prior accounts receivable securitization) $180.8 million of debt, and invest $8.5 million in short-term securities.

Proceeds from the sale of assets were $207.8 million in 2003, $33.5 million in 2002 and $6.5 million in 2001. The assets sold consisted primarily of the sale of our North Georgia operations in 2003, a yarn extrusion facility and a carpet yarn facility in 2002, and machinery, dyeing facilities and real estate in 2001.

Capital expenditures for the year 2003 were $14.0 million ($12.5 in continuing operations, including $7.3 of assets under operating leases that were converted to a capital lease). During 2003, depreciation and amortization was $18.3 million ($9.3 million in continuing operations). We expect capital expenditures to be approximately $12.0 million for the year 2004, while depreciation and amortization is expected to be approximately $8.0 million.

The Fabrica asset purchase agreement provides for a contingent amount of up to $2.5 million to be paid in April 2005 if Fabrica's cumulative earnings before interest and taxes for the five-year period beginning January 2000 exceed certain levels. We expect that any contingent payments that may become due under the cumulative earnings test would be treated as additional costs of the acquisition.

The 1999 acquisition of Multitex Corporation of America, Inc. ("Globaltex") provides for certain contingent obligations related to revenue growth of a specific customer through 2003. The final payment for the obligation under the Multitex agreement is expected to be approximately $0.6 million and will be paid in March 2004.

We believe our operating cash flows and credit availability under our senior credit facilities are adequate to finance our normal liquidity requirements.

The following table contains a summary of the Company's future minimum payments under contractual obligations as of December 27, 2003.

	Payments Due By Period

	2004	2005	2006	2007	2008	Thereafter	Total

	(dollars in millions)
Debt	$ 12.3	$ 7.3	$ 7.3	$ 15.0	$ 2.5	$ 17.3	$ 61.7
Interest - debt (1)	4.8	3.2	2.5	1.7	1.3	3.0	16.5
Capital leases	1.3	1.5	1.5	2.8	---	---	7.1
Interest - capital leases	0.6	0.4	0.3	0.1	---	---	1.4
Operating leases	1.9	1.3	1.1	0.6	0.5	---	5.4
Purchase commitments	4.4	---	---	---	---	---	4.4

	$ 25.3	$ 13.7	$ 12.7	$ 20.2	$ 4.3	$ 20.3	$ 96.5

(1) Calculated based upon interest rates in effect at December 27, 2003.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted SFAS No. 150 and it did not have a material impact on its financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. In December 2003, the FASB issued modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the variable interest entities (VIE's). VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied by the first quarter of 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. Non-Special Purpose Entities created prior to February 1, 2003 should be accounted for under the Revised Interpretation's provisions by the first quarter of fiscal 2004. The provisions of FIN 46 will be effective for the Company in first quarter 2004 and is not expected to have a material impact on its financial statements.

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

The floorcovering industry is cyclical and prolonged declines in residential or commercial construction activity or corporate remodeling and refurbishment could have a material adverse effect on our business.

The U.S. floorcovering industry is cyclical and is influenced by a number of general economic factors. The floorcovering industry in general is dependent on residential and commercial construction activity, including new construction as well as remodeling. New construction is cyclical in nature. To a somewhat lesser degree, this also is true with residential and commercial remodeling. A prolonged decline in any of these industries could have a material adverse effect on our business, financial condition and results of operations. The level of activity in these industries is significantly affected by numerous factors, all of which are beyond the our control, including:

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

Raw material prices may increase.

The cost of raw materials has a significant impact on our profitability. In particular our business requires the purchase of large volumes of nylon yarn, synthetic backing, wool fibers, latex and dyes. Increases in the cost of these raw materials could materially adversely affect our business, results of operations and financial condition if we are unable to pass these increases through to our customers. Prices of raw materials increased in early 2004 and additional increases have been announced for many raw materials we use. We believe we will be successful in increasing prices to pass along raw material and other costs; however, there can be no assurance that we will successfully recover such increases in cost.

Unanticipated termination or interruption of our arrangements with third-party suppliers of nylon yarn could have a material adverse effect on us.

Nylon yarn is the principal raw material used in our floorcovering products. A significant portion of our nylon yarn purchases is from one supplier. We believe there are other adequate sources of nylon yarns, however, an unanticipated termination or interruption of our supply arrangements could adversely effect our supply arrangements and could be material.

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

Our operations also are governed by laws relating to workplace safety and worker health, which, among other things, establish noise standards and regulate the use of hazardous materials and chemicals in the workplace. We have taken, and will continue to take, steps to comply with these laws. If we fail to comply with present or future environmental or safety regulations, we could be subject to future liabilities. However, we cannot insure that complying with these environmental or health and safety laws and requirements will not adversely affect our business, results of operations and financial condition. Future laws, ordinances or regulations could give rise to additional compliance or remediation costs which could have a material adverse affect on our business, results of operations and financial condition.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 27, 2003, the Company had an interest rate swap agreement with a notional amount of $70,000 which expires March 11, 2005. Under the interest rate swap agreement, the Company pays a fixed rate of 3.24% of interest times the notional amount, and receives in return an amount equal to a specified variable rate of interest times the same notional amount. Any interest rate differential realized is recognized as an adjustment to interest expense over the life of the swap agreement. Based on the Company's $70,000 interest rate swap agreement, a 10% fluctuation in the variable rate would result in an annual after-tax economic impact of approximately $51.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary financial information required by ITEM 302 of Regulation S-K is included in PART II, ITEM 5 of this report and the Financial Statements are included in a separate section of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

As of our fiscal year end, our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management concluded that disclosure controls and procedures were effective. Further, no change in our internal control over financial reporting occurred during the fourth quarter of our fiscal year that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections entitled "Information about Nominees for Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 6, 2004 are incorporated herein by reference. Information regarding the executive officers of the registrant is presented in PART I of this report.

The Company has adopted a Code of Business Conduct and Ethics (the "Code of Ethics") which applies to its principal executive officer, principal financial officer and principal accounting officer or controller, and any persons performing similar functions. A copy of the Code of Ethics is filed as Exhibit 14 to this Report.

Audit Committee Financial Expert

The Board has determined that John W. Murrey, III is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended, and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934. For a brief listing of Mr. Murrey's relevant experience, please refer to the "Election of Directors" section of the Company's Proxy Statement.

Audit Committee

The Company has a standing audit committee. Members of the Company's audit committee during 2003 were J. Don Brock, Chairman; Lovic A. Brooks, Jr.; Peter L. Smith and John W. Murrey, III.

ITEM 11.    EXECUTIVE COMPENSATION

The sections entitled "Executive Compensation Information" and the directors' fee information in the last paragraph of the section entitled "Committees, Attendance and Directors' Fees" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 6, 2004 are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Principal Shareholders", as well as the beneficial ownership table (and accompanying notes) in the Proxy Statement of the registrant for the annual meeting of shareholders to be May 6, 2004 is incorporated herein by reference.

Equity Compensation Plan Information as of December 27, 2003

The following table sets forth information as to the Company's equity compensation plans as of the end of the Company's 2003 fiscal year:

	Plan Category	(a) Number of securities to be issued upon exercise of the outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

	Equity Compensation Plans approved by security holders	1,188,197	(1)	$5.94	(2)	999,593

	Equity Compensation Plans not approved by security holders	N/A	(3)	N/A	(3)	N/A	(4)

(1)

Does not include shares subject to outstanding subscriptions to purchase 124,653 shares of Common Stock under the Company's Stock Ownership Plan for senior executives at a weighted-average subscription price of $8.88 per share. Also, does not include 20,000 shares of Common Stock issued pursuant to restricted stock grants under the Company's 2000 Stock Incentive Plan, with a weighted-average grant date value of $4.20 per share.

(2)

Includes the aggregate weighted-average of (i) the exercise price per share for outstanding options to purchase 1,136,157 shares of Common Stock under the Company's 1990 Incentive Stock Plan and 2000 Stock Incentive Plan and (ii) the price per share of the Common Stock on the grant date for each of 52,040 Performance Units issued under the Directors' Stock Plan (each unit equivalent to one share of Common Stock).

(3)

Excludes outstanding subscriptions to purchase 3,041 shares of Common Stock under the Company's Core Leadership Team Stock Subscription Plan issued at a weighted-average subscription price of $8.22 per share. There are no outstanding options, warrants or rights to purchase securities under such plan.

(4)

There was no fixed limit on the number of shares authorized for issuance, however; the Company has no plans to issue any additional subscriptions under either the Core Leadership Team Stock Subscription Plan or the Stock Ownership Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Transactions Between the Company and Directors and Officers" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 6, 2004 is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled "Audit Fees Discussion" in the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held May 6, 2004 is incorporated herein by reference.

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1) and (2) - The response to this portion of Item 15 is submitted as a separate section of this report.

     (3) Listing of Exhibits:

        (i)  Exhibits Incorporated by Reference:
EXHIBIT NO.	EXHIBIT DESCRIPTION
(2.1)	Asset Purchase Agreement between The Dixie Group and certain of its subsidiaries, and Shaw Industries Group, Inc., dated September 4, 2003.
(2.2)	First Amendment dated November 12, 2003, to Asset Purchase Agreement dated September 4, 2003.
(3.1)	Restated Charter of The Dixie Group, Inc.
(3.2)	Amended and Restated By-Laws of The Dixie Group, Inc.
(4.1)	Form of Indenture, dated May 15, 1987 between Dixie Yarns, Inc. and Morgan Guaranty Trust Company of New York as Trustee.
(4.2)

Loan and Security Agreement and Forms of Notes dated May 14, 2002 by and among The Dixie Group, Inc., Fleet Capital Corporation, as "Agent", General Electric Capital Corporation, as "Documentation Agent", and Congress Financial Corporation (Southern), as "Co-Agent".

(4.3)	Letter Agreement, dated September 17, 2002, amending Loan and Security Agreement dated May 14, 2002.
(4.4)	Letter Agreement, dated January 21, 2003, amending Loan and Security Agreement dated May 14, 2002.
(4.5)	Letter Agreement, dated March 7, 2003, amending Loan and Security Agreement dated May 14, 2002.
(4.6)

Note Purchase Agreement and Form of Senior Secured Notes due 2007, dated March 14, 2003 by and among The Dixie Group, Inc., the Purchasers of the Notes and Tennenbaum Capital Partners, LLC (as Collateral Agent for such Purchasers).

(4.7)

Security Agreement, dated March 14, 2003 by and among The Dixie Group, Inc., Fabrica International, Bretlin, Inc., Candlewick Yarns, Inc., Chroma Technologies, Inc., Dixie Group Logistics, Inc., and Tennenbaum Capital Partners, LLC (as Collateral Agent).

(4.8)

Intercreditor Agreement, dated as of March 14, 2003, by and between Fleet Capital Corporation, in its capacity as administrative and Collateral Agent, and Tennenbaum Capital Partners, LLC, as Collateral Agent.

(4.9)	Fourth Amendment, dated as of March 14, 2003, to Loan and Security Agreement dated May 14, 2002.
(4.10)	Fifth Amendment, dated as of June 30, 2003, to Loan and Security Agreement dated May 14, 2002.
(10.1)	Asset Purchase Agreement dated as of August 29, 1997 among The Dixie Group, Inc., Bretlin, Inc., Foamex L.P. and General Felt Industries, Inc.
(10.2)	Dixie Yarns, Inc. Incentive Stock Plan as amended. *
(10.3)	Form of Non-qualified Stock Option Agreement Under the Dixie Yarns, Inc. Incentive Stock Plan. *
(10.4)	Form of Amendment to Non-qualified Stock Option Agreement Under the Dixie Yarns, Inc. Incentive Stock Plan. *
(10.5)	Form of Stock Option Agreement Under the Dixie Yarns, Inc. Incentive Stock Plan as amended. *
(10.6)	Form of Stock Rights and Restrictions Agreement for Restricted Stock Award Under Incentive Stock Plan as amended. *
(10.7)	The Dixie Group, Inc. Stock Ownership Plan as amended. *
(10.8)	Form of Stock Subscription Agreement Under Stock Ownership Plan of The Dixie Group, Inc. *
(10.9)	The Dixie Group, Inc. Director's Stock Plan. *
(10.10)	Asset Purchase Agreement dated January 8, 1999, by and between Multitex Corporation of America and The Dixie Group, Inc.
(10.11)	The Dixie Group, Inc. New Non-qualified Retirement Savings Plan effective August 1, 1999. *
(10.12)	The Dixie Group, Inc. Deferred Compensation Plan Amended and Restated Master Trust Agreement effective as of August 1, 1999. *
(10.13)	Asset Purchase Agreement dated as of May 7, 1999, between R. L. Stowe Mills, Inc., and The Dixie Group, Inc.
(10.14)	Stock Purchase Agreement dated as of July 1, 2000, by and among the Company and the stockholders of Fabrica International, Inc. named therein.
(10.15)	Stock Purchase Agreement dated as of July 1, 2000, by and among the Company and all of the stockholders of Chroma Technologies, Inc.
(10.16)	Pledge and Security Agreement, dated July 1, 2000, by and among the Company and Scott D. Guenther.
(10.17)	Pledge and Security Agreement, dated July 1, 2000, by and among the Company, Albert A. Frink, the Albert A. Frink and Denise Frink Charitable Remainder Unitrust and the Albert A. Frink Loving Trust.
(10.18)	The Dixie Group, Inc. Stock Incentive Plan. *
(10.19)

Amended and restated stock purchase agreement by and among The Dixie Group, Inc., and Scott D. Guenther, Royce R. Renfroe, and the Albert A. Frink and Denise Frink Charitable Remainder Unitrust and the Albert A. Frink Loving Trust dated September 8, 2000.

(10.20)	Pledge and security agreement dated September 8, 2000.
(10.21)	Form of Stock Option Agreement under The Dixie Group, Inc. Stock Incentive Plan. *
(10.22)	The Dixie Group, Inc. 2001 Leadership & Performance Incentive Award Plan and Form of Individual Award thereunder. *
(10.23)	Asset Purchase Agreement dated May 1, 2002, by and among Candlewick Yarns, Inc., Bretlin, Inc., The Dixie Group, Inc., CAF Extrusion, Inc. and Collins and Aikman Floorcovering, Inc.
(10.24)	The Dixie Group, Inc. Core Leadership Team Stock Subscription Plan. *
(10.25)	Form of Stock Subscription Agreement under The Dixie Group, Inc. Core Leadership Team Stock Subscription Plan. *
(10.26)	The Dixie Group, Inc. 2002 Leadership and Performance Incentive Award Plan. *
(10.27)	Employment Agreement between The Dixie Group, Inc. and David E. Polley, dated November 20, 2002*
(ii)	Exhibits Filed with this Report:
(3.3)	Amendment to the Restated Charter of The Dixie Group, Inc.
(3.4)	Text of the Restated Charter of The Dixie Group, Inc. as Amended - Blacklined Version.
(4.11)	Sixth Amendment, dated as of November 12, 2003, to Loan and Security Agreement dated May 14, 2002.
(10.28)	General Electric Capital Corporation "Master Lease Agreement for Synthetic Lease, dated October 14, 2003, between the Company and General Electric Capital Corporation.
(10.29)	First Amendment dated January 26, 2004 to Employment Agreement between The Dixie Group, Inc. and David E. Polley, dated November 20, 2002.*

(10.30)	Severance Agreement and Release between The Dixie Group, Inc. and Paul K. Frierson, dated July 31, 2003. *
(14)	Code of Ethics
(21)	Subsidiaries of the Registrant.
(23)	Consent of Ernst & Young LLP.
(31.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(a).
(31.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(a).
(32.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(b).
(32.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(b).
* Indicates a management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K
(i)

A Current Report on Form 8-K dated October 10, 2003 was filed to report the issuance of a press release, dated October 10, 2003, announcing that the Company and Shaw Industries Group, Inc. had agreed to voluntarily provide the FTC with additional time in which to review the proposed sale of certain assets of the Company.

A Current Report on Form 8-K dated November 12, 2003 was filed to report the issuance of a press release, dated November 12, 2003, announcing the quarterly earnings and the completion of the sale of assets to Shaw Industries Group, Inc.

A Current Report on Form 8-K dated November 12, 2003 was filed to include the Pro Forma financial information as a result of the sale of assets to Shaw Industries Group, Inc.

A Current Report on Form 8-K dated December 5, 2003 was filed to report the issuance of a press release, dated December 5, 2003, announcing the execution of a definitive agreement to sell its Ringgold, Georgia spun carpet yarn production facility to Shaw Industries Group, Inc..

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
March 26, 2004	The Dixie Group, Inc. /s/ DANIEL K. FRIERSON By: Daniel K. Frierson Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ DANIEL K. FRIERSON Daniel K. Frierson	Chairman of the Board, Director and Chief Executive Officer	March 26, 2004
/s/ GARY A. HARMON Gary A. Harmon	Vice President, Chief Financial Officer	March 26, 2004
/s/ D. EUGENE LASATER D. Eugene Lasater	Controller	March 26, 2004
/s/ J. DON BROCK J. Don Brock	Director	March 26, 2004
/s/ LOVIC A. BROOKS, JR. Lovic A. Brooks, Jr.	Director	March 26, 2004
/s/ PAUL K. FRIERSON Paul K. Frierson	Director	March 26, 2004
/s/ JOHN W. MURREY, III John W. Murrey, III	Director	March 26, 2004
/s/ PETER L. SMITH Peter L. Smith	Director	March 26, 2004

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(a)(1) AND ITEM 15(d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULES

YEAR ENDED DECEMBER 27, 2003

THE DIXIE GROUP, INC.

CHATTANOOGA, TENNESSEE

Report of Independent Auditors

Board of Directors
The Dixie Group, Inc.

We have audited the accompanying consolidated balance sheets of The Dixie Group, Inc. as of December 27, 2003 and December 28, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 27, 2003. Our audits also include the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Dixie Group, Inc. at December 27, 2003 and December 28, 2002, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 27, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002, and as further discussed in Note A, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

ERNST & YOUNG LLP

Chattanooga, Tennessee
February 19, 2004

THE DIXIE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 27, 2003	December 28, 2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,058	$2,440
Accounts receivable (less allowance for doubtful
accounts of $1,309 for 2003 and $1,344 for 2002)	26,197	18,770
Inventories	50,772	41,683
Assets held for sale	5,593	207,540
Other	17,146	8,592

TOTAL CURRENT ASSETS	110,766	279,025

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	1,047	1,056
Buildings and improvements	23,750	23,299
Machinery and equipment	79,688	79,843

	104,485	104,198
Less accumulated amortization and depreciation	(51,858)	(44,856)

NET PROPERTY, PLANT AND EQUIPMENT	52,627	59,342

GOODWILL	52,598	52,316

INVESTMENT IN AFFILIATE	11,949	13,458

OTHER ASSETS	11,014	12,505

TOTAL ASSETS	$238,954	$416,646

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 27, 2003	December 28, 2002

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$11,368	$37,458
Accrued expenses	36,010	27,993
Accrued purchase consideration	---	50,000
Current portion of long-term debt	13,670	98,312

TOTAL CURRENT LIABILITIES	61,048	213,763

LONG-TERM DEBT
Senior indebtedness	22,174	21,286
Capital lease obligations	5,837	56
Convertible subordinated debentures	27,237	29,737

TOTAL LONG-TERM DEBT	55,248	51,079

OTHER LIABILITIES	15,056	16,529

DEFERRED INCOME TAXES	11,521	23,923

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized
80,000,000 shares, issued - 14,509,617 shares
for 2003 and 14,292,234 shares for 2002	43,529	42,877
Class B Common Stock ($3 par value per share):
Authorized 16,000,000 shares, issued - 795,970
shares for 2003 and 2002	2,388	2,388
Common Stock subscribed - 127,694 shares for
2003 and 699,332 shares for 2002	383	2,098
Additional paid-in capital	130,862	132,724
Stock subscriptions receivable	(1,131)	(5,029)
Unearned stock compensation	(54)	(82)
Accumulated deficit	(23,857)	(6,903)
Accumulated other comprehensive loss	(1,995)	(3,036)

	150,125	165,037
Less Common Stock in treasury at cost - 3,395,390
shares for 2003 and 3,319,252 shares for 2002	(54,044)	(53,685)

TOTAL STOCKHOLDERS' EQUITY	96,081	111,352

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$238,954	$416,646

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)
	Year Ended

	December 27, 2003	December 28, 2002	December 29, 2001

NET SALES	$234,149	$223,283	$230,869
Cost of sales	154,226	146,100	157,136

GROSS PROFIT	79,923	77,183	73,733
Selling and administrative expenses	65,800	56,497	59,747
Impairments and other charges	21,073	---	---
Other (income) expenses - net	(760)	(1,102)	(3,779)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	(6,190)	21,788	17,765
Interest expense	7,975	4,998	6,484

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(14,165)	16,790	11,281
Income tax provision (benefit)	(5,138)	5,342	4,287

INCOME (LOSS) FROM CONTINUING OPERATIONS	(9,027)	11,448	6,994

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(5,149)	(3,178)	(6,477)

LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS, NET OF TAX	(2,778)	(3,705)	---

NET INCOME (LOSS)	$(16,954)	$4,565	$517

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.77)	$0.98	$0.60
Discontinued operations	(0.44)	(0.27)	(0.56)
Disposal of discontinued operations	(0.23)	(0.32)	---

Net income (loss)	$(1.44)	$0.39	$0.04

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	11,773	11,723	11,669

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.77)	$0.97	$0.59
Discontinued operations	(0.44)	(0.27)	(0.55)
Disposal of discontinued operations	(0.23)	(0.31)	---

Net income (loss)	$(1.44)	$0.39	$0.04

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	11,773	11,821	11,748

DIVIDENDS PER SHARE:
Common Stock	---	---	---
Class B Common Stock	---	---	---

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Year Ended

	December 27, 2003	December 28, 2002	December 29, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$(9,027)	$11,448	$6,994
Loss from discontinued operations	(5,149)	(3,178)	(6,477)
Loss on disposal of discontinued operations	(2,778)	(3,705)	---

Net income (loss)	(16,954)	4,565	517
Adjustments to reconcile net income (loss) to net
cash (used in) provided by operating activities:
Depreciation and amortization -
Continuing operations	9,349	9,684	11,019
Discontinued operations	8,975	11,635	12,988
Provision (benefit) for deferred income taxes	(13,859)	843	(1,271)
Net (gain) loss on property, plant and equipment disposals and impairments	5,478	(3,642)	(4,330)
Write-off of deferred financing costs	5,488	---	---
Asset valuation loss - discontinued operations	---	6,133	---
Changes in operating assets and liabilities:
Accounts receivable	(11,191)	(22,014)	(6,367)
Inventories	(7,549)	(2,214)	22,045
Other current assets	(7,793)	(1,520)	10,591
Other assets	(5,289)	2,602	(1,419)
Accounts payable and accrued expenses	(23,125)	(12,144)	(926)
Other liabilities	291	2,961	(1,432)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(56,179)	(3,111)	41,415

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment and disposal of discontinued operations	207,754	33,496	6,564
Purchase of property, plant and equipment -
Continuing operations	(5,182)	(3,715)	(8,909)
Discontinued operations	(1,499)	(3,353)	(3,196)
Investment in affiliate	1,256	(1,678)	(1,987)
Additional cash paid in business combination	(50,282)	(1,136)	(1,323)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	152,047	23,614	(8,851)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) borrowings on current credit and term loan facility	(49,066)	74,066	---
Net payments on previous credit and term loan facility	---	(84,351)	(26,358)
Senior notes issued	37,000	---	---
Repayment of senior notes	(37,529)	---	---
Payments on subordinated indebtedness	(38,214)	(7,262)	(7,262)
Other	559	(1,928)	(123)

NET CASH USED IN FINANCING ACTIVITIES	(87,250)	(19,475)	(33,743)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,618	1,028	(1,179)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,440	1,412	2,591

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,058	$2,440	$1,412

SUPPLEMENTAL CASH FLOW INFORMATION
Equipment purchased under capital leases	$7,332	$61	$28

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)
	Common Stock and Class B Common Stock	Common Stock Subscribed	Additional Paid-In Capital	Other	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total Stockholders' Equity

Balance at December 30, 2000	$45,067	$2,375	$135,116	$(5,434)	$(11,985)	$(545)	$(56,303)	$108,291
Common Stock acquired for treasury -
191,668 shares							(784)	(784)
Treasury shares issued -
430,337 shares			(2,250)				3,618	1,368
Stock subscriptions subscribed -
14,015 shares		43	73	(116)				---
Stock subscriptions cancelled -
3,244 shares		(10)	(17)	27				---
Amortization of restricted stock grants				50				50
Other comprehensive loss						(3,217)		(3,217)
Net income for the year					517			517

Balance at December 29, 2001	45,067	2,408	132,922	(5,473)	(11,468)	(3,762)	(53,469)	106,225
Common Stock acquired for treasury -
113,858 shares							(558)	(558)
Treasury shares issued -
75,715 shares			6				342	348
Stock subscriptions settled -
45,919 shares	138	(310)	(228)	400				---
Restricted stock grant issued -
20,000 shares	60		24	(84)				---
Amortization of restricted stock grants				46				46
Other comprehensive income						726		726
Net income for the year					4,565			4,565

Balance at December 28, 2002	45,265	2,098	132,724	(5,111)	(6,903)	(3,036)	(53,685)	111,352
Common Stock acquired for treasury -
76,138 shares							(359)	(359)
Stock subscriptions cancelled -
346,288 shares		(1,039)	(1,446)	2,530				45
Stock subscriptions settled -
342,103 shares	350	(676)	(642)	1,368				400
Common Stock issued under Directors' Stock Plan
9,666 shares	29		31					60
Common Stock sold under stock option plan -
90,964 shares	273		195					468
Amortization of restricted stock grants				28				28
Other comprehensive income						1,041		1,041
Net loss for the year					(16,954)			(16,954)

Balance at December 27, 2003	$45,917	$383	$130,862	$(1,185)	$(23,857)	$(1,995)	$(54,044)	$96,081

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business: The Company's business consists of marketing, manufacturing and selling finished carpet, rugs and carpet yarns.

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

Reclassifications: Certain amounts for 2002 and 2001 have been reclassified to conform to the 2003 presentation.

Discontinued Operations: The financial statements separately report discontinued operations and the results of continuing operations (See Note D). Disclosures included herein pertain to the Company's continuing operations unless noted otherwise.

Cash and Cash Equivalents: Cash and highly liquid investments with original maturities of three months or less when purchased are reported as cash equivalents.

Credit and Market Risk: The Company sells primarily floorcovering products to a wide variety of retailers and certain manufacturers located throughout the United States. No customers account for more than 10% of net sales in 2003, 2002 or 2001. The Company grants credit to customers based on defined payment terms, performs ongoing credit evaluations of its customers and generally does not require collateral. Accounts receivable are carried at their outstanding principal amounts, less an allowance for doubtful accounts, which management believes is sufficient to cover potential credit losses based on their knowledge of the customers, existing economic conditions and historical losses. Notes receivable are carried at their outstanding principals amounts. The Company assesses whether an allowance for uncollectible amounts is necessary based on their knowledge of the circumstances, existing economic conditions and historical losses. Interest income on notes receivable is recognized upon receipt of payment. The Company invests its excess cash in short-term investments and has not experienced any losses on those investments.

Inventories: Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) cost method was used to determine cost for substantially all inventories at December 27, 2003 and December 28, 2002.
Inventories are summarized as follows:

	2003	2002

Raw materials	$14,266	$12,800
Work-in-process	9,373	6,277
Finished goods	29,448	23,447
Supplies, repair parts and other	456	428
LIFO	(2,771)	(1,269)

Total inventories	$50,772	$41,683

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Property, Plant and Equipment: Property, plant and equipment is stated at the lower of cost or impaired value. Provision for depreciation and amortization of property, plant and equipment has been computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets, ranging from 10 to 40 years for buildings and improvements, and 3 to 10 years for machinery and equipment. Applicable statutory recovery methods are used for income tax purposes. Depreciation and amortization of property, plant and equipment for financial reporting purposes totaled $8,762 in 2003, $9,206 in 2002 and $10,370 in 2001.

Customer Claims and Product Warranties: The Company provides warranties related to its products against manufacturing defects and specific performance standards.

Self-Insured Accruals: The Company accrues for claims related to its self-insured medical and dental benefits and workers' compensation costs. Accruals related to these costs pertain to known claims and estimates of unreported claims.

Deferred Tax Assets and Liabilities: The Company recognizes deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Loss Contingencies: The Company recognizes a loss contingency when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated.

Revenue Recognition: The Company recognizes revenue for goods sold at the time title passes to the customer, which is generally upon time of shipment.

Shipping and Handling Costs: Shipping and handling costs are charged to cost of sales in the Company's financial statements.

Repairs and Maintenance Costs: Costs to repair and maintain the Company's equipment and facilities are expensed as incurred. Such costs typically include expenditures to keep the equipment and facilities in proper working condition.

Goodwill: Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets acquired in business combinations. The Company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets" in January 2002. SFAS 142 provides that goodwill and certain other intangible assets would not be amortized for fiscal years beginning after December 15, 2001 but are tested for impairment at least annually. The Company measures goodwill impairment by comparing the carrying value of its reporting units, including goodwill, with the fair value of the reporting unit measured by determining the present value of its future cash flows. A significant decline in estimated future cash flows could indicate potential impairment and require an impairment assessment. Additionally, SFAS 142 requires that goodwill included in the carrying value of equity method investments would not be amortized for fiscal years beginning after December 15, 2001 and would be assessed for impairment under APB Opinion No. 18.

Goodwill of $282 and $51,343 was added during 2003 and 2002, respectively, as a result of net contingent payments associated with prior business combinations. Goodwill of $48,176 and $1,047 was reduced in 2003 and 2002, respectively, as a result of the sale of Company facilities. At December 27, 2003, the Company had unamortized goodwill in the amount of $52,598. Amortization expense related to goodwill was $1,633 for the year ended December 29, 2001.

The following table presents the Company's net income (loss) assuming goodwill had not been amortized during the twelve months ended December 29, 2001.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

	2003	2002	2001

Net income (loss), as reported	$(16,954)	$4,565	$517
Add goodwill amortization, net of taxes	---	---	996

Adjusted net income (loss)	$(16,954)	$4,565	$1,513

Basic earnings (loss) per share, as reported	$(1.44)	$0.39	$0.04
Add goodwill amortization, net of taxes	---	---	0.09

Adjusted basic earnings (loss) per share	$(1.44)	$0.39	$0.13

Diluted earnings (loss) per share, as reported	$(1.44)	$0.39	$0.04
Add goodwill amortization, net of taxes	---	---	0.09

Adjusted diluted earnings (loss) per share	$(1.44)	$0.39	$0.13

Impairment of Assets: The Company reviews assets for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. The Company evaluates recoverability of its long-lived assets by comparing estimated future undiscounted cash flows with the carrying value of the related assets to determine if an impairment exists. Impairment, if any, is then measured by comparing carrying value to market value or estimated future discounted cash flows of the underlying assets.

Stock-Based Compensation: Effective December 28, 2002, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires prominent disclosure in both the annual and interim financial statements of the method of accounting used and the financial impact of stock-based compensation. As permitted by SFAS No. 123, the Company accounts for stock options granted as prescribed under Accounting Principles Board Opinion No. 25, " Accounting for Stock Issued to Employees", which recognizes compensation cost based upon the intrinsic value of the award.

The following pro forma summary presents the Company's net income (loss) and earnings (loss) per share which would have been reported had the Company determined stock compensation cost using the alternative fair value method of accounting. The pro forma impact on net income (loss) shown below may not be representative of future effects.

	2003	2002	2001

Net income (loss), as reported	$(16,954)	$4,565	$517
Stock compensation expense, net of taxes	(163)	(666)	(790)

Adjusted net income (loss)	$(17,117)	$3,899	$(273)

Basic earnings (loss) per share, as reported	$(1.44)	$0.39	$0.04
Stock compensation expense, net of taxes	(0.01)	(0.06)	(0.06)

Adjusted basic earnings (loss) per share	$(1.45)	$0.33	$(0.02)

Diluted earnings (loss) per share, as reported	$(1.44)	$0.39	$0.04
Stock compensation expense, net of taxes	(0.01)	(0.06)	(0.06)

Adjusted diluted earnings (loss) per share	$(1.45)	$0.33	$(0.02)

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003 Grants	2002 Grants	2001 Grants(1)

Expected life	5 years	5 years	---
Expected volatility	54.00%	53.70%	---
Risk-free interest rate	2.79%	4.32%	---
Dividend yield	0.00%	0.00%	---

(1) There were no options granted during 2001.

Compensation Cost for Restricted Stock (Fixed Awards): The Company recognizes compensation cost for restricted stock grants with pro-rata vesting under the straight-line method.

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

All derivatives that are designated as cash flow hedges are linked to specific liabilities on the balance sheet. The Company assesses, both at inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction are highly effective in offsetting changes in cash flows of the hedged items. When it is determined that a derivative is not highly effective, the derivative expires, or is sold, terminated, or exercised, the Company discontinues hedge accounting for that specific hedge instrument. The fair value of cash flow hedges are reflected on the balance sheet and related gains and losses are deferred in other comprehensive income.

The Company is party to an interest rate swap agreement which expires March 11, 2005. Under the interest rate swap agreement, the Company pays a fixed rate of 3.24% interest times a notional amount of $70,000, and receives in return an amount equal to a specified variable rate of interest times the same notional amount.

The swap agreement was deemed highly effective as a cash flow hedge by the Company until a significant portion of the related debt was retired in 2003. At such time the Company de-designated the swap and wrote off to interest expense the portion of Accumulated Other Comprehensive Income ("AOCI") in proportion to the debt retired. Future changes in the fair value of the current swap will be marked to market through interest expense. Amounts that remained in AOCI at the time of the de-designation and debt retirement will be amortized into earnings through interest expense over the remaining life of the swap.

Recent Accounting Pronouncements: In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company has adopted SFAS No. 149 and it did not have a material impact on its financial statements.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. In December 2003, the FASB issued modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the variable interest entities (VIE's). VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied by the first quarter of 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. Non-Special Purpose Entities created prior to February 1, 2003, should be accounted for under the Revised Interpretation's provisions by the first quarter of fiscal 2004. The provisions of FIN 46 will be effective for the Company in first quarter 2004 and is not expected to have a material impact on its financial statements.

The Company has a 50% ownership interest in Chroma Systems Partners, which operates a carpet dyeing and finishing plant. Because the Company does not exercise control over the partnership, the Company currently accounts for the partnership under the equity method of accounting. The Company's maximum exposure to loss as a result of its involvement with the partnership is limited to its initial investment in the partnership and its undistributed share of the partnership's earnings (See Note C).

NOTE B - RECEIVABLES

Receivables are as follows:

	2003	2002

Customers, trade	$26,361	$19,143
Other	1,145	971

Gross receivables	27,506	20,114
Less allowance for doubtful accounts	1,309	1,344

Net receivables	$26,197	$18,770

The Company also had notes receivables in the amount of $3,381 and $3,455 as of December 27, 2003 and December 28, 2002, respectively. These amounts are included in other current and other long-term assets in the Company's financial statements.

Portions of the Company's trade accounts receivable are factored without recourse to a financial institution. At December 27, 2003 and December 28, 2002 such amounts were $4,245 and $4,460, respectively.

NOTE C - INVESTMENT IN AFFILIATE

The Company owns a 50% interest in Chroma Systems Partners ("Chroma"). Consideration paid for the Company's interest in Chroma was subject to an adjustment generally equal to the Company's share of Chroma's income or loss for the three years ending June 30, 2003, less $1,800. Such adjustment amounted to $263 in 2003, $1,117 in 2002 and $919 in 2001.

At December 27, 2003 and December 28, 2002, the carrying value of the Chroma investment was approximately $11,600 and $11,267; respectively, greater than the Company's 50% interest in Chroma's reported net assets. Purchases by the Company from Chroma were $5,758 in 2003, $5,962 in 2002 and $5,400 in 2001. The Company's equity in the earnings and distributions received from Chroma were $1,099 and $3,247; respectively, in 2003, $1,460 and $1,289; respectively, in 2002, and $1,096 and $1,141; respectively, in 2001. The Company's proportionate share of earnings in Chroma is reflected in "Other (income) expense - net" and "Cost of sales" in the Company's consolidated financial statements.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE D - DISCONTINUED OPERATIONS

On November 12, 2003, the Company sold the businesses and assets of its factory-built housing, needlebond and carpet recycling to Shaw Industries Group, Inc. pursuant to an asset purchase agreement that provided for a cash purchase price of $205,000, which, net of liabilities retained by the Company, resulted in a net value for the transaction of approximately $180,000. As part of the transaction, $8,000 of the proceeds were placed in an escrow fund for one year from the date of sale and can be used for certain contingencies that may arise during that period. The escrow is included in "Other current assets". In early fiscal 2004, the Company sold a spun yarn production facility whose production was substantially directed toward the carpet related assets sold on November 12, 2003. Proceeds from the sale were $7,128. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", operating results associated with the businesses sold have been classified as discontinued operations and the associated applicable assets are classified as assets held for sale for all periods presented. The loss on the disposal of discontinued operations of $2,778 in 2003 was substantially associated with the Company's carpet manufacturing segment.

Additionally, during July 2003, the Company announced the reduction of salaried workforce in its North Georgia operations by approximately 16%. The severance and other costs associated with the workforce reduction was $1,344 and was substantially included in the loss from discontinued operations in our financial statements.

Interest expense was allocated to discontinued operations based on the relationship of net assets in discontinued operations to the total net assets of the Company. Interest expense allocated to the discontinued operations was $9,366, $11,028 and $11,049 for fiscal years ended 2003, 2002 and 2001, respectively.

Following is summary financial information for the Company's discontinued operations:

	2003	2002		2001

Net sales	$233,025	$284,234		$303,729

Loss from discontinued operations:
Before income taxes	(8,435)	(4,329)		(10,207)
Income tax benefit	(3,286)	(1,151)		(3,730)

Loss from discontinued operations, net of tax	$(5,149)	$(3,178)		$(6,477)

Income (loss) on disposal of discontinued operations:
Before income taxes	4,493	(6,133)		---
Income tax provision (benefit)	7,271	(2,428)		---

Loss on disposal of discontinued operations, net of tax	$(2,778)	$(3,705)	$	---

The $3,705 loss from disposal of discontinued operations in 2002 was to write off a note received in 1999 when the Company sold its cotton yarn and dyeing textile operations.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)
The book value of assets sold to Shaw Industries Group, Inc. on November 12, 2003 are summarized as follows:

Accounts receivable - net	$24,460
Inventories	50,891
Property, plant & equipment - net	73,899
Goodwill	48,176
Other assets	300

Total	$197,726

Assets held for sale are as follows:

		2003	2002

Accounts receivable - net	$	---	$21,388
Inventories		999	53,430
Property, plant & equipment - net		4,594	84,232
Goodwill		---	48,176
Other assets		---	300

Assets held for sale		$5,593	$207,526

NOTE E - SALE OF ACCOUNTS RECEIVABLE

The Company's accounts receivable securitization program provided up to $60,000 of funding prior to May 14, 2002 when the program was terminated and all amounts borrowed under the arrangement were re-paid. Under the agreement, a significant portion of the Company's accounts receivable were sold, on a revolving basis, to a special purpose wholly-owned subsidiary, which assigned such receivables to an independent issuer of receivables-backed commercial paper as security for amounts borrowed by the special purpose subsidiary.

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

Proceeds from the sale of accounts receivable were less than the face amount of the accounts receivable sold by an amount that approximates the variable financing cost of receivables-backed commercial paper plus administrative fees typical in such transactions. These costs, which were approximately $334 for 2002 and $2,310 for 2001, are included in "Other (income) expense - net".

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE F - ACCRUED EXPENSES

Accrued expenses exceeding 5% of current liabilities include the following:

	2003	2002

Compensation and benefits	$12,511	$11,645
Accrued income taxes	10,695	906
Provision for customer rebates, claims and allowances	3,881	6,322
Accrued purchase price consideration	3,791	1,189

The Company's self-insured Workers' Compensation program is collateralized by a $2,568 letter of credit.

NOTE G - PRODUCT WARRANTY RESERVES

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

	2003	2002

Reserve balance at beginning of period	$806	$502
Warranty liabilities accrued	2,164	2,123
Warranty liabilities settled	(2,460)	(2,067)
Changes for pre-existing warranty liabilities	98	248

Reserve balance at end of period	$608	$806

NOTE H - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	2003	2002

Senior indebtedness
Credit line borrowings	$7,000	$45,823
Term loans	25,000	35,243
Capital lease obligations	7,181	82
Other	---	292

Total senior indebtedness	39,181	81,440
Subordinated notes	---	35,714
Convertible subordinated debentures	29,737	32,237

Total long-term debt	68,918	149,391
Less current portion of long-term debt	(12,326)	(98,287)
Less current portion of capital lease obligations	(1,344)	(25)

Total long-term debt, less current portion	$55,248	$51,079

The Company is party to a senior revolving credit and term loan facility dated May 14, 2002 that matures on May 14, 2007. On March 14, 2003, the Company issued $37,000 of senior secured notes, amended its senior credit facility to reduce the revolving credit loan commitments to $90,000 and increased borrowing availability under the agreement's borrowing base formula by approximately $10,000, reissued the existing term loan at its outstanding balance, and added an additional $4,551 term loan, bringing the aggregate balance of the term loan portion of the facility to $38,333.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

On November 12, 2003, proceeds from the sale of assets to Shaw Industries Group, Inc. were used to pay amounts then outstanding under the Company's senior secured notes and subordinated notes of $37,529 and $30,952, respectively. Additionally, the Company paid $66,096 of revolving credit and $8,679 of term loans under the Company's senior credit facility. The senior credit facility's revolving credit commitment was reduced to $40,000 in December 2003. The term loan is due in quarterly installments of $1,207 on February 1, 2004 and each quarter thereafter with the balance due in May 2007.

Interest rates available under the facility may be selected from a number of options that effectively allow for borrowing at rates ranging from the lender's prime rate plus 0.25% to the lender's prime rate plus 1.25% for base rate loans, or at rates ranging from LIBOR plus 2.5% to LIBOR plus 3.75% for LIBOR loans. The effective annual interest rate on borrowings under the revolving credit and term loan agreements was 6.73% for 2003 and 9.17% for 2002. The average interest rate on debt outstanding under these agreements was 9.36% at December 27, 2003 and 9.03% at December 28, 2002. Commitment fees, ranging from 0.375% to 0.50% per annum, are payable on the average daily unused balance of the revolving credit facility. The level of our accounts receivable and inventories limits borrowing availability under the revolving credit facility. The senior credit facility is secured by a first priority lien in substantially all of the Company's assets.

The Company's convertible subordinated debentures bear interest at 7% payable semi-annually, are due in 2012, and are convertible by the holder into shares of Common Stock of the Company at an effective conversion price of $32.20 per share, subject to adjustment under certain circumstances. Mandatory sinking fund payments, which commenced May 15, 1998, will retire $2,500 principal amount of the debentures annually. The convertible debentures are subordinated in right of payment to all other indebtedness of the Company.

The Company's senior credit agreement contains financial covenants relating to fixed charges, debt coverage and net worth and among other things, limit future acquisitions, capital expenditures, and the payment of dividends. The Company's revolving credit facility provides that the occurrence of any event or condition that has a Material Adverse Effect (as defined in the Agreement) shall constitute an Event of Default. The portion of the Company's revolving credit debt that is classified as long-term in the Company's balance sheet at December 27, 2003 and December 28, 2002 represents amounts that are not repaid through lockbox remittances. Because the assets sold in November 2003 and in early 2004 were classified as assets held for sale in the current asset section of our balance sheet, debt retired with the proceeds from the sales was classified in the current liability section of our balance sheet for the applicable periods. The unused borrowing capacity under the Company's credit facilities on December 27, 2003 was approximately $30,432.

Interest payments for continuing operations were $7,570 in 2003, $5,261 in 2002 and $9,792 in 2001.

Approximate maturities of long-term debt (excluding capital leases - See Note O) for each of the five years succeeding December 27, 2003 are as follows:

Long-Term Debt

2004	$12,326
2005	7,326
2006	7,326
2007	15,022
2008	2,500
Thereafter	17,237

Total long-term debt, excluding capital leases	61,737
Capital lease obligations (See Note O)	7,181

Total long-term debt	$68,918

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE I - FAIR VALUE OF FINANCIAL INSTRUMENTS

All of the Company's financial instruments are held or issued for purposes other than trading. The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	2003		2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets
Cash and cash equivalents	$11,058	$11,058	$2,440	$2,440
Notes receivable, including current portion	3,381	3,381	3,455	3,455
Escrow funds	8,250	8,250	250	250

Financial liabilities
Long-term debt, including current portion	68,918	68,313	149,391	142,551
Interest rate swap	(1,455)	(1,455)	(2,441)	(2,441)

The fair values of the Company's long-term debt were estimated using current market value rates for similar types of borrowing arrangements.

NOTE J - PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company sponsors a 401(k) defined contribution plan covering substantially all associates. The Company sponsors two defined benefit retirement plans, one that covers a limited number of the Company's active associates and another that has been frozen since 1993 as to new benefits earned under the plan. The Company intends to terminate the frozen defined benefit plan.

The Company sponsors a postretirement benefit plan that provides life insurance to a limited number of associates as a result of a prior acquisition. The Company also sponsors a postretirement benefit plan that provides medical and life insurance for a limited number of associates. Effective January 1, 2003, benefits were no longer provided for associates under this plan that retired subsequent to that date.

The measurement date used to determine pension and other postretirement benefit measurements for the pension plans and other postretirement benefit plans is December 30 for each period presented.

Information about the benefit obligation, assets and funded status of the Company's defined benefit pension plans and postretirement benefit plans are as follows:

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002

Change in benefit obligation:
Benefit obligation at beginning of year	$6,240	$6,806	$1,333	$3,059
Service cost	135	116	5	60
Interest cost	371	405	100	173
Participant contributions	---	---	88	57
Actuarial (gain) loss	220	55	91	(626)
Benefits paid	(368)	(1,142)	(269)	(234)
Change in plan provisions	---	---	---	(1,156)

Benefit obligation at end of year	6,598	6,240	1,348	1,333

Change in plan assets:
Fair value of plan assets at beginning of year	2,028	2,364	---	---
Actual return on plan assets	128	(434)	---	---
Employer contributions	2,030	1,240	181	177
Participant contributions	---	---	88	57
Benefits paid	(368)	(1,142)	(269)	(234)

Fair value of plan assets at end of year	3,818	2,028	---	---

Funded status:	(2,780)	(4,212)	(1,348)	(1,333)
Unrecognized prior service cost	91	97	(1,068)	(1,156)
Unrecognized actuarial (gain) loss	2,578	2,417	(397)	(623)

Net amount recognized	$(111)	$(1,698)	$(2,813)	$(3,112)

Amounts recognized in the financial statements consist of:
Accrued benefit liability	$(2,744)	$(4,212)	$(2,813)	$(3,112)
Accumulated other comprehensive income	2,633	2,514	---	---

Net amount recognized	$(111)	$(1,698)	$(2,813)	$(3,112)

Projected benefit obligation	$6,598	$6,240
Accumulated benefit obligation	6,562	6,240
Fair value of plan assets	3,818	2,028

Defined benefit allocation of plan assets:
Equity securities	61.73%	62.00%
Debt securities	36.93%	36.69%
Other	1.34%	1.31%

Total	100.00%	100.00%

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

There were no shares of the Company's Common Stock included in plan assets at December 27, 2003 or December 28, 2002. Retirement plan assets are invested in moderate risk investments with a strategy of maintaining a balanced investment portfolio of 60% equity instruments and 40% debt instruments. The investment strategy is geared toward a balance of capital growth and income. The Company expects to contribute $1,805 to its pension plan and $190 to its postretirement plan in 2004.

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002

Weighted-average assumptions as of year-end:
Discount rate	5.90%	6.03%	6.73%	6.99%
Expected return on plan assets	7.50%	7.50%	0.00%	0.00%

The Company is currently using a 7.5% expected long-term rate of return on assets in the determination of pension cost. The rate of return considers the asset allocation strategy, historical returns, and expected future returns based on current and expected future market conditions.

	Postretirement Benefits
	2003	2002

Assumptions used and related effects of health care:
Health care cost trend assumed for next year	9.00%	8.00%
Rate to which the cost trend is assumed to decline	5.50%	5.50%
Year that the rate reaches the ultimate trend rate	2009	2007
Effect of 1% increase on postretirement benefit obligation	$25	$13
Effect of 1% decrease on postretirement benefit obligation	(9)	(13)

Costs charged to continuing operations for all pension plans are summarized as follows:

	Pension Benefits
	2003	2002	2001

Components of net periodic benefit costs:
Defined benefit plans
Service cost	$135	$117	$103
Interest cost	154	192	157
Expected return on plan assets	(80)	(84)	(79)
Recognized net actuarial loss	79	45	32
Settlement loss	---	78	18

	288	348	231
Defined contribution pension plan	725	524	841

Net periodic benefit cost	$1,013	$872	$1,072

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)
Costs charged to continuing operations for all postretirement plans are summarized as follows:

	Postretirement Benefits
	2003	2002	2001

Components of net periodic benefit costs:
Defined benefit plans
Service cost	$5	$60	$55
Interest cost	100	173	221
Amortization of prior service costs	(88)	---	---
Recognized net actuarial loss	(51)	(52)	(34)
Settlement gains	(83)	(60)	(59)

Net periodic benefit cost	$(117)	$121	$183

NOTE K - INCOME TAXES

The provision (benefit) for income taxes on income (loss) from continuing operations consists of the following:

	2003	2002	2001

Current
Federal	$7,114	$2,672	$1,945
State	(138)	177	235

Total current	$6,976	$2,849	$2,180

Deferred
Federal	$(11,906)	$2,355	$2,330
State	(208)	138	(223)

Total deferred	$(12,114)	$2,493	$2,107

Total current and deferred	$(5,138)	$5,342	$4,287

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax basis of those assets and liabilities.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Significant components of the Company's deferred tax liabilities and assets are as follows:

	2003	2002

Deferred tax liabilities:
Property, plant and equipment	$10,102	$28,853
Inventories	49	1,823
Intangible assets	843	1,889
Other	6,051	3,146

Total deferred tax liabilities	17,045	35,711

Deferred tax assets:
Postretirement benefits	4,799	5,443
Other employee benefits	2,026	1,108
Losses from discontinued operations	---	5
Alternative minimum tax	---	2,204
Allowances for bad debts, claims and discounts	1,716	3,621
Other	966	2,629

Total deferred tax assets	9,507	15,010

Net deferred tax liabilities	$7,538	$20,701

Differences between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations are reconciled as follows:

	2003	2002	2001

Statutory rate applied to income (loss) from continuing operations	$(4,958)	$5,877	$3,948
Plus state income taxes net of federal tax effect	(247)	75	256

Total statutory provision (benefit)	(5,205)	5,952	4,204

Increase (decrease) attributable to:
Nondeductible portion of travel and entertainment	113	95	108
Income exclusion on foreign sales	(47)	(105)	---
Contributions	---	(423)	---
Other items	1	(176)	(26)

Total tax provision (benefit)	$(5,138)	$5,342	$4,287

Income tax payments, net of income tax refunds (received), for continuing and discontinued operations were $2,869 in 2003, $(439) in 2002 and $(6,447) in 2001.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE L - COMMON STOCK AND EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

		2003	2002	2001

Income (loss) from continuing operations (1)		$(9,027)	$11,448	$6,994

Denominator for calculation of basic earnings (loss) per share - weighted-average shares (2)		11,773	11,723	11,669

Effect of dilutive securities:
	Stock options (3)	---	44	25
	Stock subscriptions (3)	---	42	33
	Restricted stock grants (3)	---	12	21

Denominator for calculation of diluted earnings (loss) per share - weighted-average shares adjusted for potential dilution (2)(3)		11,773	11,821	11,748

Earnings (loss) per share:
	Basic	$(0.77)	$0.98	$0.60
	Diluted	$(0.77)	$0.97	$0.59

(1)	No adjustments needed in the numerator for diluted calculations.

(2)	Includes Common and Class B Common shares in thousands.

(3)

Because their effects are anti-dilutive, excludes shares under restricted stock plans and shares issuable under stock option, and stock subscription plans, whose grant price is greater than the average market price of Common Shares outstanding at the end of the relevant period, and excludes shares issuable on conversion of subordinated debentures into shares of Common Stock. Aggregate shares excluded were 1,059 in 2003, 3,089 shares in 2002 and 1,927 shares in 2001.

NOTE M - STOCK PLANS

The Company's 2000 Incentive Stock Plan reserved 1,936,500 shares of Common Stock for sale or award to key associates or outside directors of the Company under stock options, stock appreciation rights, restricted stock performance grants, or other awards. Outstanding options are generally exercisable at a cumulative rate of 25% per year after the second year from the date the options are granted and generally expire after ten years from the date of grant. In 2002, 620,973 options were granted that were exercisable within six to eight months from the date the options were granted. Options outstanding were granted at prices at or above market price on the date of grant.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

A summary of the option activity for the three years ended December 27, 2003:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Fair Value of Options Granted During the Year

Outstanding at December 30, 2000	1,704,006	$7.38
Cancelled	(1,059,750)	8.79
Forfeited	(72,500)	6.32

Outstanding at December 29, 2001	571,756	4.85
Granted at market price	721,369	6.50	$3.31
Granted above market price	123,704	7.66	3.38
Forfeited	(97,131)	5.26

Outstanding at December 28, 2002	1,319,698	5.98
Exercised	(122,933)	5.70
Granted at market price	32,500	3.88	1.91
Forfeited	(93,108)	5.89

Outstanding at December 27, 2003	1,136,157	$5.96

Options exercisable at:
December 29, 2001	294,006	$5.56
December 28, 2002	804,197	6.32
December 27, 2003	790,674	6.31

The following table summarizes information about stock options at December 27, 2003:

Options Outstanding

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price

$3.875 - $4.875	380,850	6.9 years	$4.26
5.750 - 7.660	755,307	7.2 years	6.82

$3.875 - $7.660	1,136,157	7.1 years	$5.96

Options Exercisable

Range of Exercise Prices	Number of Shares		Weighted-Average Exercise Price

$3.875 - $4.875	138,875		$4.29
5.750 - 7.660	651,799		6.73

$3.875 - $7.660	790,674		$6.31

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

In August 1996, the Company's Board of Directors adopted a stock ownership plan applicable to selected management of the Company for the purpose of encouraging each participant to make a significant investment in the Company's Common Stock. Pursuant to the plan, at December 27, 2003, 127,694 shares were subscribed at a weighted-average price of $8.86 per share, at December 28, 2002, 699,332 shares were subscribed at a weighted-average price of $7.19 per share, at December 29, 2001, 802,557 shares were subscribed at a weighted-average price of $6.76 per share. All shares were subscribed at prevailing market prices on the subscription date.

The Company also has a stock purchase plan which authorizes 108,000 shares of Common Stock for purchase by supervisory associates at the market price prevailing at the time of purchase. At December 27, 2003, 27,480 shares remained available for issue under the plan. Shares sold under this plan are held in escrow until paid for and are subject to repurchase agreements which gives the Company the right of first refusal at the time of a subsequent sale.

NOTE N - COMPREHENSIVE INCOME

Comprehensive income (loss) is as follows:

	2003	2002	2001

Net income (loss)	$(16,954)	$4,565	$517
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap agreements, net of tax of $729 in 2003, $619 in 2002 and $992 in 2001	1,126	968	(1,551)

Effect of adoption of SFAS 133, net of tax of $579	---	---	(906)

Change in additional minimum pension liability, net of tax of $33 in 2003, $133 in 2002 and $486 in 2001	(85)	(242)	(760)

Comprehensive income (loss)	$(15,913)	$5,291	$(2,700)

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Components of accumulated other comprehensive loss, net of tax, are as follows:

	Minimum Pension Liability		Interest Rate Swaps	Total

Balance at December 30, 2000	$(545)	$	---	$(545)

Change in additional minimum pension liability, net of tax of $486	(760)		---	(760)

Effect of adoption of SFAS 133, net of tax of $579	---		(906)	(906)

Unrealized loss on interest rate swap agreement, net of tax of $992	---		(1,551)	(1,551)

Balance at December 29, 2001	(1,305)		(2,457)	(3,762)

Change in additional minimum pension liability, net of tax $133	(242)		---	(242)

Unrealized gain on interest rate swap agreements, net of tax of $619	---		968	968

Balance at December 28, 2002	(1,547)		(1,489)	(3,036)

Change in additional minimum pension liability, net of tax of $33	(85)		---	(85)

Unrealized gain on interest rate swap agreements, net of tax of $455	---		679	679

Ineffective portion of interest rate swap agreement, net of tax of $274	---		447	447

Balance at December 27, 2003	$(1,632)		$(363)	$(1,995)

During the next 12 months, the Company expects to reduce earnings by approximately $304, net of taxes to amortize the unrealized loss in "Accumulated other comprehensive loss" related to the interest rate swap agreement.

NOTE O - COMMITMENTS

The Company had commitments for purchase of machinery and equipment and information systems of approximately $4,408 at December 27, 2003.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

The Company leases certain equipment under capital leases and certain buildings, machinery and equipment under operating leases. Commitments for minimum rentals under non-cancelable leases are as follows:

	Capital	Operating
	Leases	Leases

2004	$1,859	$1,857
2005	1,859	1,342
2006	1,833	1,140
2007	3,001	575
2008	---	463

Total commitments	8,552	5,377
Less amounts representing interest	(1,371)	---

Total commitments, excluding amounts representing interest	$7,181	$5,377

Property, plant and equipment at December 27, 2003 includes machinery and equipment under capital leases which have cost and accumulated depreciation of $7,393 and $540, respectively.

The Company was a party to two operating leases with related parties that were assumed by the Company as part of acquisitions made in 1999 and 2000. Rent paid to related parties during 2002 and 2001 was approximately $1,029, and $997, respectively. There was no rent paid to related parties during 2003.

Rental expense in 2003, 2002 and 2001 was approximately $3,847, $5,395 and $5,463, respectively.

NOTE P - SEGMENT INFORMATION

The Company has two reportable segments in its continuing operations: carpet manufacturing and floorcovering base materials. Each reportable segment is organized around product similarities. The carpet manufacturing segment contains three operating businesses that market and manufacture carpet and rugs. The floorcovering base materials segment manufactures and sells yarn to external customers and transfers a significant portion of its unit volumes to the Company's carpet manufacturing segment.

The profit performance measure for the Company's segments is defined as internal EBIT (earnings before interest, taxes, and other non-segment items). Income from equity investees of $1,099 in 2003, $1,460 in 2002 and $1,096 in 2001 are reflected in the profit performance of the carpet manufacturing segment. Assets measured in each reportable segment include long-lived assets and goodwill, inventories at current cost, and accounts receivable (without reductions for receivables sold under the Company's former accounts receivable securitization program). The carrying amount of goodwill included in the carpet manufacturing segment was $52,598, $52,316 and $2,163 for years ended 2003, 2002 and 2001, respectively. The $282 increase in goodwill in 2003 was a result of net contingent payments associated with prior business combinations. The carrying amount of goodwill included in the floorcovering base materials segment was $1,047 for the year ended 2001.

Allocations of corporate, general and administrative expenses are used in the determination of segment profit performance; however, assets of the corporate departments are not used in the segment asset performance measurement. All expenses incurred for the amortization of goodwill are recognized in segment profit performance measurement. Goodwill amortization expense in 2001 was $1,605 in the carpet manufacturing segment and $28 in the floorcovering base materials segment. Goodwill was not subject to amortization in 2003 and 2002.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Net Sales - External Customers	2003	2002	2001

Reportable Segments:
Carpet manufacturing	$217,586	$196,746	$194,162
Floorcovering base materials	16,563	26,537	36,707

Segment total	$234,149	$223,283	$230,869

Profit Performance	2003	2002	2001

Reportable Segments:
Carpet manufacturing (1)	$14,135	$19,379	$14,082
Floorcovering base materials (2)	(91)	1,466	(417)

Segment total	14,044)	20,845	13,665
Interest expense	7,975	4,998	6,484
Other non-segment loss (income) (1)(3)(4)	(20,234)	(943)	(4,100)

Consolidated income (loss) from continuing operations before income taxes	$(14,165)	$16,790	$11,281

(1)			During 2003, "Impairments and other charges" were $1,139 in carpet manufacturing and $19,934 in other non-segment loss (income). (See Note Q)

(2)			Includes pre-tax gains of $7,701 from the disposition of certain long-lived assets during 2002.

(3)			Includes the write-off of "internal use" computer software costs of $3,614, related to software not put in service, and deferred financing costs of $2,769 during 2002.

(4)	Includes a pre-tax gain of $4,143 from the sale of real estate during 2001.

Note: All of the items above in footnotes 2 through 4 are classified in "Other (income) expenses - net" in the Company's consolidated financial statements.

Capital Expenditures	2003	2002	2001

Reportable Segments:
Carpet manufacturing	$8,234	$3,221	$8,660
Floorcovering base materials	4,280	537	249
Corporate	---	18	---

Total continuing operations	$12,514	$3,776	$8,909

Depreciation and Amortization	2003	2002	2001

Reportable Segments:
Carpet manufacturing	$6,765	$6,733	$4,414
Floorcovering base materials	1,946	2,400	3,850
Corporate	638	551	2,755

Total continuing operations	$9,349	$9,684	$11,019

THE DIXIE GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (dollars in thousands, except per share data) (Continued)

Assets Used in Performance Measurement	2003	2002	2001

Reportable Segments:
Carpet manufacturing	$160,149	$153,278	$93,489
Floorcovering base materials	24,819	22,037	46,926

Assets in Performance Measurement	184,968	175,315	140,415

Assets Not in Segment Measurements:
Other operating assets	48,393	33,791	26,120
Assets held for sale	5,593	207,540	219,653

Total consolidated assets	$238,954	$416,646	$386,188

Substantially all of the Company's sales were to domestic customers and substantially all assets were domestically based for the periods presented. Approximately 80% of the unit production volume of the Company's floorcovering base materials segment is sold to the Company's carpet manufacturing segment at cost. Intersegment sales from the Company's floorcovering base materials group to the Company's carpet manufacturing group were $57,249 in 2003, $58,602 in 2002 and $50,290 in 2001.

NOTE Q - IMPAIRMENTS AND OTHER CHARGES

Impairments and other charges were $21,073 for the year ended December 27, 2003. These charges were principally related to early extinguishments of debt and the write-down of assets impaired as a result of the sale of our North Georgia operations. $4,219 of the charges were cash prepayment penalties and fees related to debt retired with the sale proceeds and $800 related to success fees paid to management in connection with the sale transaction. $16,054 of the charges were non-cash, including $10,566 for impairments of long-lived assets and $5,488 to write-off deferred financing cost. $9,427 of the $10,566 relates to computer systems to be replaced and $1,139 relates to certain machinery that no longer is utilized in the Company's business. The computer system was written down to its current economical value.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THE DIXIE GROUP, INC. AND SUBSIDIARIES
(dollars in thousands)

	Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses		Additions Charged to Other Accounts-Described	Deductions - Describe		Balance at End of Year

Year ended December 27, 2003:

Reserves deducted from asset accounts:
	Allowance for doubtful accounts	$3,290	$444	$	---	$2,425	(1)	$1,309
	Provision to reduce inventories to net realizable value	6,180	---		---	2,411	(2)	3,769
	Provision to reduce assets held for sale to estimated fair market value	910	---		---	910	(3)	---
	Reserve for note receivable associated with discontinued operations	8,000	---		---	8,000	(1)	---

Year ended December 28, 2002:

Reserves deducted from asset accounts:
	Allowance for doubtful accounts	$2,524	$1,257	$	---	$491	(1)	$3,290
	Provision to reduce inventories to net realizable value	6,281	---		---	101	(2)	6,180
	Provision to reduce assets held for sale to estimated fair market value	948	---		---	38	(3)	910
	Reserve for note receivable associated with discontinued operations	1,867	6,133		---	---		8,000

Year ended December 29, 2001:

Reserves deducted from asset accounts:
	Allowance for doubtful accounts	$2,164	$1,048	$	---	$688	(1)	$2,524
	Provision to reduce inventories to net realizable value	6,894	---		---	613	(2)	6,281
	Provision to reduce assets held for sale to estimated fair market value	948	---		---	---		948
	Reserve for note receivable associated with discontinued operations	1,867	---		---	---		1,867

(1)	Uncollectible accounts written off, net of recoveries
(2)	Current year provision or reserve reductions for inventories sold.
(3)	Reserve reductions for assets sold.

ANNUAL REPORT ON FORM 10-K
ITEM 15 (c)
EXHIBITS

YEAR ENDED DECEMBER 27, 2003
THE DIXIE GROUP, INC.
CHATTANOOGA, TENNESSEE

Exhibit Index
EXHIBIT NO.	EXHIBIT DESCRIPTION	INCORPORATION BY REFERENCE
(2.1)	Asset Purchase Agreement between The Dixie Group, Inc. and certain of its subsidiaries, and Shaw Industries Group, Inc., dated September 4, 2003.	Incorporated by reference to Exhibit (10.1) to Dixie's Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.*
(2.2)	First Amendment, dated November 12, 2003, to Asset Purchase Agreement dated September 4, 2003.	Incorporated by reference to Exhibit (2.2) to Dixie's Current Report on Form 8-K dated November 12, 2003.*

(3.1)	Restated Charter of The Dixie Group, Inc.	Incorporated by reference to Exhibit (3) to Dixie's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997. *
(3.2)	Amended and Restated By-Laws of Dixie Yarns, Inc.	Incorporated by reference to Exhibit (3.2) to Dixie's Annual Report on Form 10-K for the year ended December 28, 2002. *
(3.3)	Amendment to Restated Charter of The Dixie Group, Inc.	Filed herewith.
(3.4)	Text of Restated Charter of The Dixie Group, Inc. as Amended - Blackline Version.	Filed herewith.
(4.1)	Form of Indenture, dated May 15, 1987 between Dixie Yarns, Inc. and Morgan Guaranty Trust Company of New York as Trustee.	Incorporated by reference to Exhibit 4.2 to Amendment No. 1 of Dixie's Registration Statement No. 33-14078 on Form S-3, dated May 19, 1987. *
(4.2)

Loan and Security Agreement and Forms of Notes dated May 14, 2002 by and among The Dixie Group, Inc., Fleet Capital Corporation, as "Agent", General Electric Capital Corporation, as "Documentation Agent", and Congress Financial Corporation (Southern), as "Co-Agent".

Incorporated by reference to Exhibit (4.1) to Dixie's Current Report on Form 8-K dated May 14, 2002. *
(4.3)	Letter Agreement, dated September 17, 2002, amending Loan and Security Agreement dated May 14, 2002.	Incorporated by reference to Exhibit (4.8) to Dixie's Annual Report on Form 10-K for the year ended December 28, 2002. *
(4.4)	Letter Agreement, dated January 21, 2003, amending Loan and Security Agreement dated May 14, 2002.	Incorporated by reference to Exhibit (4.9) to Dixie's Annual Report on Form 10-K for the year ended December 28, 2002. *
(4.5)	Letter Agreement, dated March 7, 2003, amending Loan and Security Agreement dated May 14, 2002.	Incorporated by reference to Exhibit (4.10) to Dixie's Annual Report on Form 10-K for the year ended December 28, 2002. *
(4.6)

Note Purchase Agreement and Form of Senior Secured Notes due 2007, dated March 14, 2003 by and among The Dixie Group, Inc., the Purchasers of the Notes and Tennenbaum Capital Partners, LLC (as Collateral Agent for such Purchasers).

Incorporated by reference to Exhibit (4.1) to Dixie's Current Report on Form 8-K dated March 14, 2003.*
(4.7)

Security Agreement, dated March 14, 2003 by and among The Dixie Group, Inc., Fabrica International, Bretlin, Inc., Candlewick Yarns, Inc., Chroma Technologies, Inc., Dixie Group Logistics, Inc., and Tennenbaum Capital Partners, LLC (as Collateral Agent).

Incorporated by reference to Exhibit (4.2) to Dixie's Current Report on Form 8-K dated March 14, 2003.*
(4.8)

Intercreditor Agreement, dated as of March 14, 2003, by and between Fleet Capital Corporation, in its capacity as administrative and collateral agent, and Tennenbaum Capital Partners, LLC, as Collateral Agent.

Incorporated by reference to Exhibit (4.3) to Dixie's Current Report on Form 8-K dated March 14, 2003.*
(4.9)	Fourth Amendment, dated as of March 14, 2003, to Loan and Security Agreement dated May 14, 2002.	Incorporated by reference to Exhibit (4.4) to Dixie's Current Report on Form 8-K dated March 14, 2003.*
(4.10)	Fifth Amendment, dated as of June 30, 2003, to Loan and Security Agreement dated May 14, 2002.	Incorporated by reference to Exhibit (4.1) to Dixie's Quarterly Report on Form 10-Q for the quarter ended June 28, 2003.*
(4.11)	Sixth Amendment, dated as of November 12, 2003, to Loan and Security Agreement dated May 14, 2002.	Filed herewith.
(10.1)	Asset Purchase Agreement dated as of August 29, 1997 among The Dixie Group, Inc., Bretlin, Inc., Foamex L.P. and General Felt Industries, Inc.	Incorporated by reference to Exhibit (2) to Dixie's Current Report on Form 8-K dated August 29, 1997. *
(10.2)	Dixie Yarns, Inc. Incentive Stock Plan as amended. **	Incorporated by reference to ANNEX A to Dixie's Proxy Statement dated March 27, 1998 for its 1998 Annual Meeting of Shareholders. *
(10.3)	Form of Non-qualified Stock Option Agreement Under the Dixie Yarns, Inc. Incentive Stock Plan. **	Incorporated by reference to Exhibit (10a) to Dixie's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995. *
(10.4)	Form of Amendment to Non-qualified Stock Option Agreement Under the Dixie Yarns, Inc. Incentive Stock Plan. **	Incorporated by reference to Exhibit (10b) to Dixie's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995. *
(10.5)	Form of Stock Option Agreement Under the Dixie Yarns, Inc. Incentive Stock Plan as amended. **	Incorporated by reference to Exhibit (10b) to Dixie's Annual Report on Form 10-K for the year ended December 28, 1996. *
(10.6)	Form of Stock Rights and Restrictions Agreement for Restricted Stock Award Under Incentive Stock Plan as amended. **	Incorporated by reference to Exhibit (10v) to Dixie's Annual Report on Form 10-K for the year ended December 27, 1997. *
(10.7)	The Dixie Group, Inc. Stock Ownership Plan as amended. **	Incorporated by reference to Exhibit (10w) to Dixie's Annual Report on Form 10-K for the year ended December 27, 1997. *
(10.8)	Form of Stock Subscription Agreement Under Stock Ownership Plan of The Dixie Group, Inc. **	Incorporated by reference to Exhibit (10x) to Dixie's Annual Report on Form 10-K for the year ended December 27, 1997. *
(10.9)	The Dixie Group, Inc. Director's Stock Plan. **	Incorporated by reference to Exhibit (10y) to Dixie's Annual Report on Form 10-K for the year ended December 27, 1997. *
(10.10)	Asset Purchase Agreement dated January 8, 1999, by and between Multitex Corporation of America and The Dixie Group, Inc.	Incorporated by reference to Exhibit (10) to Dixie's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999. *
(10.11)	The Dixie Group, Inc. New Non-qualified Retirement Savings Plan effective August 1, 1999. **	Incorporated by reference to Exhibit (10.1) to Dixie's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999. *
(10.12)	The Dixie Group, Inc. Deferred Compensation Plan Amended and Restated Master Trust Agreement effective as of August 1, 1999. **	Incorporated by reference to Exhibit (10.2) to Dixie's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999. *
(10.13)	Asset Purchase Agreement dated as of May 7, 1999, between R. L. Stowe Mills, Inc., and The Dixie Group, Inc.	Incorporated by reference to Exhibit (10.3) to Dixie's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999. *
(10.14)	Stock Purchase Agreement dated as of July 1, 2000, by and among the Company and the stockholders of Fabrica International, Inc. named therein.	Incorporated by reference to Exhibit (2.1) to Dixie's Current Report on Form 8-K dated July 1, 2000. *
(10.15)	Stock Purchase Agreement dated as of July 1, 2000, by and among the Company and all of the stockholders of Chroma Technologies, Inc.	Incorporated by reference to Exhibit (2.2) to Dixie's Current Report on Form 8-K dated July 1, 2000. *
(10.16)	Pledge and Security Agreement, dated July 1, 2000, by and among the Company and Scott D. Guenther.	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated July 1, 2000. *
(10.17)	Pledge and Security Agreement, dated July 1, 2000, by and among the Company, Albert A. Frink, the Albert A. Frink and Denise Frink Charitable Remainder Unitrust and the Albert A. Frink Loving Trust.	Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated July 1, 2000. *
(10.18)	The Dixie Group, Inc. Stock Incentive Plan. **	Incorporated by reference to Annex A to Dixie's Proxy Statement dated April 6, 2000 for its 2000 Annual Meeting of Shareholders. *
(10.19)

Amended and restated stock purchase agreement by and among The Dixie Group, Inc., and Scott D. Guenther, Royce R. Renfroe, and the Albert A. Frink and Denise Frink Charitable Remainder Unitrust and the Albert A. Frink Loving Trust dated September 8, 2000.

Incorporated by reference to Exhibit (10.1) to Dixie's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. *
(10.20)	Pledge and security agreement dated September 8, 2000.	Incorporated by reference to Exhibit (10.2) to Dixie's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. *
(10.21)	Form of Stock Option Agreement under The Dixie Group, Inc. Stock Incentive Plan. **	Incorporated by reference to Exhibit (10.23) to Dixie's Annual Report on Form 10-K for the year ended December 29, 2001. *
(10.22)	The Dixie Group, Inc. 2001 Leadership & Performance Incentive Award Plan and Form of Individual Award thereunder. **	Incorporated by reference to Exhibit (10.24) to Dixie's Annual Report on Form 10-K for the year ended December 29, 2001. *
(10.23)	Asset Purchase Agreement dated May 1, 2002, by and among Candlewick Yarns, Inc., Bretlin, Inc., The Dixie Group, Inc., CAF Extrusion, Inc. and Collins and Aikman Floorcovering, Inc.	Incorporated by reference to Exhibit (10.1) to Dixie's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002. *
(10.24)	The Dixie Group, Inc. Core Leadership Team Stock Subscription Plan. **	Incorporated by reference to Exhibit (10.24) to Dixie's Annual Report on Form 10-K for the year ended December 28, 2002.*
(10.25)	Form of Stock Subscription Agreement under The Dixie Group, Inc. Core Leadership Team Stock Subscription Plan. **	Incorporated by reference to Exhibit (10.25) to Dixie's Annual Report on Form 10-K for the year ended December 28, 2002.*
(10.26)	The Dixie Group, Inc. 2002 Leadership and Performance Incentive Award Plan. **	Incorporated by reference to Exhibit (10.26) to Dixie's Annual Report on Form 10-K for the year ended December 28, 2002.*
(10.27)	Employment Agreement between The Dixie Group, Inc. and David E. Polley, dated November 20, 2002.**	Incorporated by reference to Exhibit (10.1) to Dixie's Quarterly Report on Form 10-Q for the quarter ended March 29, 2003.*
(10.28)	"Master Lease Agreement for Synthetic Lease, dated October 14, 2003, between the Company and General Electric Capital Corporation."	Filed herewith.
(10.29)	First Amendment dated January 26, 2004 to Employment Agreement between The Dixie Group, Inc. and David E. Polley, dated November 20, 2002. **	Filed herewith.
(10.30)	Severance Agreement and Release between The Dixie Group, Inc. and Paul K. Frierson, dated July 31, 2003. **	Filed herewith.
(14)	Code of Ethics	Filed herewith.
(21)	Subsidiaries of the Registrant.	Filed herewith.
(23)	Consent of Ernst & Young LLP.	Filed herewith.

(31.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(a)	Filed herewith.
(31.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(a)	Filed herewith.
(32.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(b).	Filed herewith.
(32.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(b).	Filed herewith.

* Commission File No. 0-2585.

** Indicates a management contract or compensatory plan or arrangement.