Form 10-K/A
period 2003-12-27
DIXIE GROUP INC
filed 2004-03-31
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

FORM 10-K/A (Continued)

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

EXPLANATORY NOTE:

The Registrant is filing this Amendment No. 1 to its Form 10-K for the fiscal year ended December 27, 2003, to correct a typographical error with respect to the basic earnings (loss) per share and diluted earnings (loss) per share for the fourth quarter of fiscal 2003 contained in the Quarterly Financial Data, Dividends and Price Range of Common Stock table under Item 5. No other information contained in the original filing is amended hereby. This amendment does not reflect events occurring after the filing of the original Form 10-K, or modify or update other disclosures therein in any way other than as required to correct Item 5.

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

THE DIXIE GROUP, INC.
QUARTERLY FINANCIAL DATA, DIVIDENDS AND PRICE RANGE OF COMMON STOCK
(unaudited)
(dollars in thousands, except per share data)
2003 QUARTER	1ST	2ND	3RD	4TH

Net sales	$51,885	$58,857	$58,790	$64,617
Gross profit	18,129	20,347	19,749	21,697
Income (loss) from continuing operations (1)	877	1,889	(60)	(11,734)
Loss from discontinued operations	(1,213)	(492)	(1,347)	(2,097)
Loss on disposal of discontinued operations	---	---	---	(2,778)
Net income (loss) (1)	(336)	1,397	(1,407)	(16,609)
Basic earnings (loss) per share:
Continuing operations (1)	0.07	0.16	(0.01)	(0.99)
Discontinued operations	(0.10)	(0.04)	(0.11)	(0.18)
Disposal of discontinued operations	---	---	---	(0.23)
Net income (loss) (1)	(0.03)	0.12	(0.12)	(1.40)
Diluted earnings (loss) per share:
Continuing operations (1)	0.07	0.16	(0.01)	(0.99)
Discontinued operations	(0.10)	(0.04)	(0.11)	(0.18)
Disposal of discontinued operations	---	---	---	(0.23)
Net income (loss) (1)	(0.03)	0.12	(0.12)	(1.40)
Dividends:
Common Stock	---	---	---	---
Class B Common Stock	---	---	---	---
Common Stock Prices:
High	4.34	3.50	8.00	8.95
Low	2.85	2.80	3.06	7.08
(1) Results in the fourth quarter include $13,445 after tax, or $1.14 per share of impairment and other charges that resulted from the sale of our North Georgia operations.

2002 QUARTER	1ST	2ND	3RD	4TH

Net sales	$53,392	$59,728	$56,098	$54,065
Gross profit	17,173	21,241	19,625	19,145
Income from continuing operations	1,467	2,646	2,967	4,368
Income (loss) from discontinued operations	(971)	390	(555)	(2,041)
Loss on disposal of discontinued operations	---	---	---	(3,705)
Net income (loss)	496	3,036	2,412	(1,378)
Basic earnings (loss) per share:
Continuing operations	0.12	0.23	0.26	0.37
Discontinued operations	(0.08)	0.03	(0.05)	(0.17)
Disposal of discontinued operations	---	---	---	(0.32)
Net income (loss)	0.04	0.26	0.21	(0.12)
Diluted earnings (loss) per share:
Continuing operations	0.12	0.22	0.25	0.37
Discontinued operations	(0.08)	0.03	(0.05)	(0.17)
Disposal of discontinued operations	---	---	---	(0.32)
Net income (loss)	0.04	0.25	0.20	(0.12)
Dividends:
Common Stock	---	---	---	---
Class B Common Stock	---	---	---	---
Common Stock Prices:
High	4.80	7.19	6.00	4.50
Low	4.15	4.60	3.00	3.12

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	List of exhibits filed pursuant to Item 601 of Regulation S-K.
The following exhibits are being filed herewith.
	(31.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(a).
	(31.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(a).
	(32.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(b).
	(32.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 31, 2004	The Dixie Group, Inc. /s/ GARY A. HARMON By: Gary A. Harmon Vice President and Chief Financial Officer