Form 10-Q
period 2004-03-27
DIXIE GROUP INC
filed 2004-05-11
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 27, 2004
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
[X]	Yes	[ ]	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[ ]	Yes	[X]	No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.
Class	Outstanding as of April 30, 2004

Common Stock, $3 Par Value Class B Common Stock, $3 Par Value Class C Common Stock, $3 Par Value	11,472,741 shares 636,230 shares 0 shares

THE DIXIE GROUP, INC.
INDEX TO QUARTERLY FINANCIAL REPORT
Table of Contents
PART I. FINANCIAL INFORMATION	Page
Item 1 -- Financial Statements
Consolidated Condensed Balance Sheets - March 27, 2004 and December 27, 2003	3 - 4
Consolidated Condensed Statements of Operations - Three Months Ended March 27, 2004 and March 29, 2003	5
Consolidated Condensed Statements of Cash Flows - Three Months Ended March 27, 2004 and March 29, 2003	6
Consolidated Condensed Statement of Stockholders' Equity - Three Months Ended March 27, 2004	7
Notes to Consolidated Condensed Financial Statements	8 - 15
Item 2 -- Management's Discussion and Analysis of Results of Operations and Financial Condition	16 - 19
Item 3 -- Quantitative and Qualitative Disclosures about Market Risk	20
Item 4 -- Controls and Procedures	20
PART II. -- OTHER INFORMATION
Item 1 -- Legal Proceedings	21
Item 2 -- Changes in Securities, Use of Proceeds and Issuer Purchases of Company Securities
Item 3 -- Defaults Upon Senior Securities
Item 4 -- Submission of Matters to a Vote of Security Holders
Item 5 -- Other Information
Item 6 -- Exhibits and Reports on Form 8-K
Signatures	23

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED BALANCE SHEETS (dollars in thousands)

	(Unaudited)
	March 27, 2004	December 27, 2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,402	$11,058
Accounts receivable (less allowance for doubtful
accounts of $1,444 for 2004 and $1,309 for 2003)	31,238	26,197
Inventories	56,525	50,772
Assets held for sale	---	5,593
Other	17,660	17,146

TOTAL CURRENT ASSETS	108,825	110,766

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	1,047	1,047
Buildings and improvements	23,750	23,750
Machinery and equipment	83,022	79,688

	107,819	104,485
Less accumulated amortization and depreciation	(52,560)	(51,858)

NET PROPERTY, PLANT AND EQUIPMENT	55,259	52,627

GOODWILL	52,598	52,598

INVESTMENT IN AFFILIATE	11,722	11,949

OTHER ASSETS	11,108	11,014

TOTAL ASSETS	$239,512	$238,954

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED BALANCE SHEETS (dollars in thousands)

	(Unaudited)
	March 27, 2004	December 27, 2003

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$22,140	$11,368
Accrued expenses	20,207	36,010
Current portion of long-term debt	8,914	13,670

TOTAL CURRENT LIABILITIES	51,261	61,048

LONG-TERM DEBT
Senior indebtedness	29,525	22,174
Capital lease obligations	6,810	5,837
Convertible subordinated debentures	27,237	27,237

TOTAL LONG-TERM DEBT	63,572	55,248

OTHER LIABILITIES	14,184	15,056

DEFERRED INCOME TAXES	11,695	11,521

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized
80,000,000 shares, issued - 14,823,951 shares
for 2004 and 14,509,617 shares for 2003	44,472	43,529
Class B Common Stock ($3 par value per share):
Authorized 16,000,000 shares, issued - 636,230
shares for 2004 and 795,970 shares for 2003	1,909	2,388
Common Stock subscribed - 104,653 shares for
2004 and 127,694 shares for 2003	314	383
Additional paid-in capital	131,126	130,862
Stock subscriptions receivable	(929)	(1,131)
Unearned stock compensation	(47)	(54)
Accumulated deficit	(22,140)	(23,857)
Accumulated other comprehensive loss	(1,861)	(1,995)

	152,844	150,125
Less Common Stock in treasury at cost - 3,395,390
shares for 2004 and 2003	(54,044)	(54,044)

TOTAL STOCKHOLDERS' EQUITY	98,800	96,081

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$239,512	$238,954

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) (dollars in thousands, except per share data)

	Three Months Ended
	March 27, 2004	March 29, 2003

NET SALES	$64,404	$51,885
Cost of sales	42,882	33,756

GROSS PROFIT	21,522	18,129
Selling and administrative expenses	17,586	15,232
Other (income) expenses - net	(736)	(93)

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	4,672	2,990
Interest expense	1,494	1,575

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	3,178	1,415
Income tax provision	1,202	538

INCOME FROM CONTINUING OPERATIONS	1,976	877

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(338)	(1,213)

INCOME ON DISPOSAL OF DISCONTINUED OPERATIONS, NET OF TAX	79	---

NET INCOME (LOSS)	$1,717	$(336)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.16	$0.07
Discontinued operations	(0.03)	(0.10)
Disposal of discontinued operations	0.01	---

Net income (loss)	$0.14	$(0.03)

WEIGHTED-AVERAGE SHARES OUTSTANDING	11,960	11,749

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.16	$0.07
Discontinued operations	(0.03)	(0.10)
Disposal of discontinued operations	0.01	---

Net income (loss)	$0.14	$(0.03)

WEIGHTED-AVERAGE SHARES OUTSTANDING	12,421	11,750

DIVIDENDS PER SHARE:
Common Stock	---	---
Class B Common Stock	---	---

See accompanying notes to the consolidated condensed financial statements.
THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Three Months Ended
	March 27, 2004	March 29, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$1,976	$877
Loss from discontinued operations	(338)	(1,213)
Income on disposal of discontinued operations	79	---

Net income (loss)	1,717	(336)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation and amortization -
Continuing operations	2,182	2,336
Discontinued operations	---	2,998
Provision for deferred income taxes	563	1,409
Net gain on property, plant and equipment disposals	(127)	(67)
Changes in operating assets and liabilities:
Accounts receivable	(5,041)	(6,360)
Inventories	(5,753)	(15,794)
Accounts payable and accrued expenses	8,550	13,993
Accrued income taxes related to sale of business	(10,230)	---
Accrued purchase price consideration related to sale of business	(3,351)	---
Other operating assets and liabilities	(2,494)	(5,953)

NET CASH USED IN OPERATING ACTIVITIES	(13,984)	(7,774)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	6,424	54
Purchase of property, plant and equipment -
Continuing operations	(4,686)	(557)
Discontinued operations	---	(389)
Investment in affiliate	161	1,640
Additional cash paid in business combination	---	(50,266)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,899	(49,518)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on credit facility	8,830	18,365
Borrowings on term loan	---	4,551
Payments on term loan	(6,479)	(1,461)
Borrowings under capitalized leases	1,579	---
Payments on capitalized leases	(362)	(5)
Senior notes issued	---	37,000
Payments on subordinated indebtedness	---	(2,381)
Common stock issued under stock option plans	861	---
Other	---	(182)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,429	55,887

DECREASE IN CASH AND CASH EQUIVALENTS	(7,656)	(1,405)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,058	2,440

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,402	$1,035

Interest paid	$852	$3,764
Income taxes paid, net of tax refunds received	10,349	1,736
See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

	Common Stock and Class B Common Stock	Common Stock Subscribed	Additional Paid-In Capital	Other	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total Stockholders' Equity

Balance at December 27, 2003	$45,917	$383	$130,862	$(1,185)	$(23,857)	$(1,995)	$(54,044)	$96,081

Stock subscriptions settled - 23,041 shares	19	(69)	(152)	202				---

Common Stock sold under stock option plan -148,226 shares	445		416					861

Amortization of restricted stock grants				7				7
Other comprehensive income						134		134
Net income for the year					1,717			1,717

Balance at March 27, 2004	$46,381	$314	$131,126	$(976)	$(22,140)	$(1,861)	$(54,044)	$98,800

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements, which do not include all the information and footnotes required by such principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2003 annual report filed on Form 10-K with the Securities and Exchange Commission, which includes consolidated financial statements for the fiscal year ended December 27, 2003. Operating results for the three-month period ended March 27, 2004 are not necessarily indicative of the results that may be expected for the entire 2004 year.

The financial statements separately report discontinued operations and the results of continuing operations (See Note F). Disclosures included herein pertain to the Company's continuing operations unless noted otherwise.

Certain prior period financial statement balances have been restated to conform to the current period's presentation.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN 46 is effective for variable interest entities created after January 31, 2003 and to any variable interest entities in which the Company obtains an interest after that date. In December 2003, the FASB issued modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the variable interest entities ("VIE's"). VIE's created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied by the first quarter of 2004. VIE's created after January 1, 2004 must be accounted for under the Revised Interpretations. Non-Special Purpose Entities created prior to February 1, 2003, should be accounted for under the Revised Interpretation's provisions by the first quarter of fiscal 2004. The provisions of FIN 46 were effective for the Company during the first quarter of 2004 and did not have a material impact on its financial statements.

The Company has a 50% interest in the ownership, profits and losses of Chroma Systems Partners, which operates a carpet dyeing and finishing plant. The Company accounts for the partnership under the equity method of accounting. The Company's maximum exposure to loss as a result of its involvement with the partnership is limited to its initial investment in the partnership and its undistributed share of the partnership's earnings.

NOTE C - STOCK COMPENSATION

The following pro forma summary presents the Company's net income (loss) and earnings (loss) per share which would have been reported had the Company determined stock compensation cost using the alternative fair value method of accounting set forth under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". The pro forma impact on net income (loss) shown below may not be representative of future effects.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)
CONTINUED

	Three Months Ended
	March 27, 2004	March 29, 2003

Net income (loss), as reported	$1,717	$(336)
Stock compensation expense, net of taxes	(40)	(41)

Adjusted net income (loss)	$1,677	$(377)

Basic earnings (loss) per share, as reported	0.16	(0.03)
Stock compensation expense, net of taxes	---	---

Adjusted basic earnings (loss) per share	$0.16	$(0.03)

Diluted earnings (loss) per share, as reported	0.16	(0.03)
Stock compensation expense, net of taxes	---	---

Adjusted diluted earnings (loss) per share	$0.16	$(0.03)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended
	March 27, 2004	March 29, 2003

Expected life	5 years	5 years
Expected volatility	63.40%	54.00%
Risk-free interest rate	3.07%	3.02%
Dividend yield	0.00%	0.00%

NOTE D - RECEIVABLES

Receivables are summarized as follows:

	March 27, 2004	December 27, 2003

Customers, trade	$30,045	$26,361
Other	2,637	1,145

	32,682	27,506
Less allowance for doubtful accounts	1,444	1,309

Net receivables	$31,238	$26,197

The Company had notes receivables in the amount of $3,364 and $3,381 at March 27, 2004 and December 27, 2003, respectively.

NOTE E - INVENTORIES

Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) cost method was used to determine cost for substantially all inventories at March 27, 2004 and December 27, 2003:

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)
CONTINUED

Inventories are summarized as follows:

	March 27, 2004	December 27, 2003

Raw materials	$17,841	$14,266
Work-in-process	13,342	9,373
Finished goods	26,464	29,448
Supplies, repair parts and other	452	456
LIFO reserve	(1,574)	(2,771)

Total inventories	$56,525	$50,772

During the quarter ended March 27, 2004, certain inventories in the Company's carpet yarn LIFO inventory pool were permanently reduced which resulted in a LIFO tier liquidation, the effect of which reduced cost of sales by approximately $1,000.

NOTE F - DISCONTINUED OPERATIONS

On November 12, 2003, the Company sold the businesses and assets of its factory-built housing, needlebond and carpet recycling operations. In early fiscal 2004, the Company sold a spun yarn production facility whose production was substantially directed toward the operations sold on November 12, 2003. Net proceeds from the sale of the spun yarn production facility, net of amounts to purchase leased assets and pay certain expenses of the transaction were $6,424. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", operating results associated with the businesses sold have been classified as discontinued operations for all periods presented and the assets associated with the spun yarn production facility were classified as assets held for sale at December 27, 2003.

Interest expense in the amount of $2,247 was allocated to discontinued operations during the three-month period ended March 29, 2003 based on the relationship of net assets in discontinued operations to the total net assets of the Company.

Following is a summary of the financial information for the Company's discontinued operations:

	Three Months Ended
		March 27, 2004		March 29, 2003

Net sales	$	---		$60,079

Loss from discontinued operations:
Before income taxes		(546)		(1,956)
Income tax benefit		(208)		(743)

Loss from discontinued operations, net of tax		$(338)		$(1,213)

Income on disposal of discontinued operations:
Before income taxes		$127	$	---
Income tax provision		48		---

Income on disposal of discontinued operations, net of tax		$79	$	---

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)
CONTINUED

Assets held for sale are as follows:

		March 27, 2004	December 27, 2003

Inventories	$	---	$999
Property, Plant & Equipment - net		---	4,594

Assets held for sale	$	---	$5,593

NOTE G - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	March 27, 2004	December 27, 2003

Compensation and benefits	$8,934	$12,511
Accrued income taxes	808	10,695
Provision for customer rebates, claims and allowances	3,591	3,881
Accrued purchase price consideration	587	3,791
Other	6,287	5,132

Total accrued expenses	$20,207	$36,010

NOTE H - PRODUCT WARRANTY RESERVES

The Company warrants its products generally against manufacturing defects and performance to specified standards. The warranty period and performance standards vary by market and uses of its products. The Company estimates the costs that may be incurred under its warranties and records a liability at the time product sales are recorded. The reserve for such warranty liabilities is based primarily on historical claims, the nature of claims and changes in the Company's warranty policies. There have been no changes in the Company's warranty policies during the periods presented.

Following is a summary of the Company's product warranty activity:

	Three Months Ended
	March 27, 2004	March 29, 2003

Reserve balance at beginning of period	$608	$806
Warranty liabilities accrued	406	543
Warranty liabilities settled	(407)	(551)
Changes for pre-existing warranty liabilities	16	(98)

Reserve balance at end of period	$623	$700

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)
CONTINUED

NOTE I - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	March 27, 2004	December 27, 2003

Senior indebtedness
Credit line borrowings	$15,830	$7,000
Term loans	18,521	25,000
Capital lease obligations	8,398	7,181

Total senior indebtedness	42,749	39,181
Convertible subordinated debentures	29,737	29,737

Total long-term debt	72,486	68,918
Less current portion of long-term debt	(7,326)	(12,326)
Less current portion of capital lease obligations	(1,588)	(1,344)

Total long-term debt, less current portions	$63,572	$55,248

On April 14, 2004, the Company amended and restated its May 12, 2002 loan and security agreement with Fleet Capital Corporation, as Agent. The amended agreement reduced interest rates and certain fees applicable to the credit facility, modified financial covenants and provides the Company with $60,000 of credit, consisting of $40,000 of revolving credit through May 11, 2007 and a $20,000 term loan. The term loan is payable in quarterly installments of $715 beginning June 1, 2004 and is due in May 2007. Interest rates available under the facility may be selected from a number of options that effectively allow for borrowing at rates ranging from the lender's prime rate to the lender's prime rate plus 1.00% for base rate loans, or at rates ranging from LIBOR plus 2.0% to LIBOR plus 3.75% for LIBOR loans. Commitment fees of 0.375% per annum are payable on the average daily unused balance of the revolving credit facility. The level of the Company's accounts receivable and inventory limits borrowing availability under the revolving credit facility. The facility is secured by a first priority lien in substantially all of the Company's assets.

The credit facility contains financial covenants relating to fixed charges and debt coverage that apply if borrowings under the revolving credit facility exceed certain levels, as well as covenants that limit future acquisitions, capital expenditures, and the payment of dividends. The unused borrowing capacity under this credit facility on April 30, 2004 was approximately $22,549.

NOTE J - FINANCIAL INSTRUMENTS

The Company has market risk exposure for potential fluctuations in its variable rate long-term debt instruments. From time to time, the Company has used derivative instruments to minimize interest rate volatility. The Company is party to an interest rate swap agreement which expires March 11, 2005. Under the agreement, the Company pays a fixed rate of 3.24% times a notional amount of $70,000, and receives in return an amount equal to a specified variable rate of interest times the same notional amount.

The swap agreement was deemed highly effective as a cash flow hedge by the Company until a significant portion of the related debt was retired in 2003. At such time, the Company de-designated the swap and charged off as interest expense the portion of Accumulated Other Comprehensive Income ("AOCI") in proportion to the debt retired. Future changes in the fair value of the current swap are being marked to market through interest expense. Amounts that remained in AOCI at the time of the de-designation are being amortized against earnings as interest expense over the remaining life of the swap.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)
CONTINUED

NOTE K - PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company sponsors two defined benefit retirement plans, one that covers a limited number of the Company's active associates and another that has been frozen since 1993 as to new benefits earned under the plan. The Company intends to terminate the frozen defined benefit plan.

Costs charged to continuing operations for all pension plans are summarized as follows:

	Three Months Ended
	March 27, 2004	March 29, 2003

Components of net periodic benefit costs:
Defined benefit retirement plans
Service cost	$65	$32
Interest cost	61	27
Expected return on plan assets	(38)	(19)
Recognized net actuarial loss	34	15

Net periodic benefit cost	$122	$55

The Company sponsors a postretirement benefit plan (acquired as a result of an acquisition) that provides life insurance to a limited number of associates. Additionally, the Company sponsors a postretirement benefit plan that provides medical and life insurance for a limited number of associates. Benefits under this plan are no longer provided for associates that retired subsequent to January 1, 2003.

Costs charged to continuing operations for all postretirement plans are summarized as follows:

	Three Months Ended
	March 27, 2004	March 29, 2003

Components of net periodic benefit costs:
Postretirement benefit plans
Service cost	$10	$10
Interest cost	20	19
Amortization of prior service costs	(10)	(10)

Net periodic benefit cost	$20	$19

Amounts contributed or expected to be contributed by the Company during the current fiscal year to its pension and postretirement plans are not anticipated to be significantly different from amounts disclosed in the Company's 2003 annual report filed on Form 10-K.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)
CONTINUED

NOTE L - COMMON STOCK AND EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

		Three Months Ended
		March 27, 2004	March 29, 2003

Income from continuing operations (1)		$1,976	$877

Denominator for calculation of basic earnings per share - weighted-average shares (2)		11,960	11,749

Effect of dilutive securities:
	Stock options (3)	419	---
	Stock subscriptions (3)	16	---
	Restricted stock grants (3)	11	1
	Directors' stock performance units (3)	15	---

Denominator for calculation of diluted earnings per share - weighted-average shares adjusted for potential dilution (2)(3)		12,421	11,750
Earnings per share:
	Basic	$0.16	$0.07
	Diluted	$0.16	$0.07

(1)	No adjustments needed in the numerator for diluted calculations.
(2)	Includes Common and Class B Common shares in thousands.
(3)

Because their effects are anti-dilutive, excludes shares under restricted stock plans and shares issuable under stock option and stock subscription plans, whose grant price is greater than the average market price of Common Shares outstanding at the end of the relevant period, and excludes shares issuable on conversion of subordinated debentures into shares of Common Stock. Aggregate shares excluded were 937 in 2004 and 3,094 in 2003.

NOTE M - COMPREHENSIVE INCOME

Comprehensive income (loss) is as follows:

	Three Months Ended
	March 27, 2004	March 29, 2003

Net income (loss)	$1,717	$(336)
Other comprehensive income:
Unrealized gains on interest rate swap agreements, net of tax of $82 in 2004 and $146 in 2003	134	174

Comprehensive income (loss)	$1,851	$(162)

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)
CONTINUED

Components of accumulated other comprehensive loss, net of tax, are as follows:

	Minimum	Interest
	Pension	Rate
	Liability	Swap	Total

Balance at December 27, 2003	$(1,632)	$(363)	$(1,995)
Unrealized gain on interest rate swap agreement, net of tax of $38	---	62	62
Ineffective portion of interest rate swap agreement, net of tax of $44	---	72	72

Balance at March 27, 2004	$(1,632)	$(229)	$(1,861)

NOTE N - SEGMENT INFORMATION

The Company is now a single operating segment, Carpet Manufacturing. In fiscal 2003, the Company reported its operations as two segments; Carpet Manufacturing and Floorcovering Base Materials (Carpet Yarns). The Company has sold substantially all of its carpet yarn manufacturing facilities and subsequently integrated the operations of its remaining carpet yarn facility into its carpet manufacturing business. The Company measures the operations of its carpet yarn manufacturing facility as a cost center and considers it principally as a raw material source for its carpet businesses.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL                CONDITION

The following is presented to update the discussion of results of operations and financial condition included in our 2003 annual report.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies were outlined in the Management's Discussion and Analysis of Results of Operations and Financial Condition in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Subsequent to the date of that report, there have been no changes to those critical accounting policies.

RESULTS OF OPERATIONS

In fiscal 2003, we reported our operations as two segments; Carpet Manufacturing and Floorcovering Base Materials (Carpet Yarns). We sold substantially all of our carpet yarn manufacturing facilities and subsequently integrated the operations of our remaining carpet yarn facility into our carpet manufacturing businesses. Accordingly, we are now a single operating segment, Carpet Manufacturing.

The following table sets forth certain elements of our results from continuing operations as a percentage of net sales for the periods indicated:

Quarter Ended
	March 27, 2004	March 29, 2003

Net sales	100.0%	100.0%
Cost of sales	66.6%	65.1%
Gross profit	33.4%	34.9%
Selling and administrative expenses	27.3%	29.3%
Other (income) expense - net	(1.2)%	(0.2)%
Operating income	7.3%	5.8%

Net Sales. Net sales for the quarter ended March 27, 2004 were $64.4 million, an increase of 24.1% from $51.9 million for the quarter ended March 29, 2003. The improved revenue was driven by a 31% year-over-year increase in sales of residential carpet products and a 9% increase in sales of commercial carpet products. Approximately one half of the total revenue growth was the result of organic growth at Fabrica and Masland, where sales of residential carpeting improved approximately 15% and sales of Masland's commercial carpeting increased over 9%. Approximately 41% of the revenue growth was attributable to our Dixie Home brand of carpet products, which was introduced in early 2003.

Cost of Sales and Gross Profit. Cost of sales was 66.6% of sales in the quarter ended March 27, 2004 and 65.1% for the corresponding period in 2003. During the period, gross profit improved $3.4 million. Gross profit was negatively affected by significant increases in raw material, energy, medical and other costs and product mix. These cost increases were more than offset by the effect of increased sales volume, a $1.0 million reduction in cost of sales due to a LIFO inventory liquidation and better manufacturing efficiencies. The LIFO liquidation occurred because inventories in our carpet yarn inventory pool were permanently reduced during the quarter.

Selling and Administrative Expenses. Selling and administrative expenses as a percent of sales were 27.3% in the quarter ended March 27, 2004, compared with 29.3% in the quarter ended March 29, 2003. The decrease in these expenses as a percent of sales reflects the effect of the higher sales volume in the 2004 reporting periods and our efforts to control cost.

Other (Income) Expense - Net. Other (income) expense improved $0.6 million during the quarter ended March 27, 2004, compared with the comparable period in 2003 due to higher earnings from our investment in Chroma System Partners, interest earned on short-term investments and other miscellaneous items.

Interest Expense. Interest expense was $1.5 million for the quarter ended March 27, 2004 compared with $1.6 million for the quarter ended March 29, 2003. Interest expense in 2003 was allocated to continuing operations based on the relationship of the net asset value of the assets in our continuing operations to the net asset value of our total assets.

Income Tax Provision. Our effective income tax rate was 37.8% for the first three months of 2004 compared with 38.0% for the corresponding period in 2003. Changes in the effective income tax rate were principally due to the relationship of non-deductible costs to pre-tax earnings in each of these reporting periods.

Income From Continuing Operations. Income from continuing operations was $2.0 million, or $0.16 per diluted share, for the quarter ended March 27, 2004, compared with $0.9 million, or $0.07 per diluted share, for the quarter ended March 29, 2003.

Net Income (Loss). Including the effect of discontinued operations, net income for the quarter ended March 27, 2004 was $1.7 million, or $0.14 per diluted share, compared with a net loss of $0.3 million, or $(0.03) per diluted share, for the quarter ended March 29, 2003.

LIQUIDITY AND CAPITAL RESOURCES

During the three-month period ended March 27, 2004, we generated $6.4 million of proceeds from sales of property, plant and equipment, utilized $7.7 million of cash held in short-term investments and increased net borrowings by $3.6 million. These funds were used to finance our operations, including $10.2 million of funds used to pay income taxes and a $4.0 million purchase price adjustment related to businesses sold in fiscal 2003, and for capital expenditures.

Capital expenditures for the three-month period ended March 27, 2004 were $4.7 million while depreciation and amortization was $2.2 million. We expect capital expenditures to be approximately $12.0 million for the fiscal year 2004 while depreciation and amortization is expected to be approximately $8.0 million in the same period.

The Fabrica asset purchase agreement provides for an additional contingent amount of up to $2.5 million to be paid in April 2005 if Fabrica's cumulative earnings before interest and taxes for the five-year period beginning January 2000 exceed certain levels. Any contingent payments that may become due under the cumulative earnings test would be treated as additional costs of the acquisition.

On April 14, 2004, we amended and restated our May 12, 2002 loan and security agreement with Fleet Capital Corporation, as Agent. The amended agreement reduced interest rates and certain fees applicable to the credit facility, modified financial covenants and provides us with $60.0 million of credit, consisting of $40.0 million of revolving credit through May 11, 2007and a $20.0 million term loan. The term loan is payable in quarterly installments of $715,000 beginning June 1, 2004 and is due in May 2007. Interest rates available under the facility may be selected from a number of options that effectively allow for borrowing at rates ranging from the lender's prime rate to the lender's prime rate plus 1.00% for base rate loans, or at rates ranging from LIBOR plus 2.0% to LIBOR plus 3.75% for LIBOR loans. Commitment fees of 0.375% per annum are payable on the average daily unused balance of the revolving credit facility. The level of our accounts receivable and inventory limits borrowing availability under the revolving credit facility. The facility is secured by a first priority lien in substantially all of our assets.

The credit facility contains financial covenants relating to fixed charges and debt coverage if borrowings under the revolving credit facility exceed certain levels, as well as covenants that limit future acquisitions, capital expenditures, and the payment of dividends. The unused borrowing capacity under this credit facility on April 30, 2004 was approximately $22.5 million. We believe our operating cash flows and credit availability under the amended senior credit facility are adequate to finance our anticipated liquidity requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN 46 is effective for variable interest entities created after January 31, 2003 and to any variable interest entities in which the Company obtains an interest after that date. In December 2003, the FASB issued modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the variable interest entities ("VIE's"). VIE's created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied by the first quarter of 2004. VIE's created after January 1, 2004 must be accounted for under the Revised Interpretations. Non-Special Purpose Entities created prior to February 1, 2003, should be accounted for under the Revised Interpretation's provisions by the first quarter of fiscal 2004. The provisions of FIN 46 were effective for the first quarter of 2004 and did not have a material impact on our financial statements.

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

The floorcovering industry is cyclical and prolonged declines in residential or commercial construction activity, or corporate remodeling and refurbishment could have a material adverse effect on our business.

The U.S. floorcovering industry is cyclical and is influenced by a number of general economic factors. The floorcovering industry in general is dependent on residential and commercial construction activity, including new construction as well as remodeling. New construction activity is cyclical in nature. To a somewhat lesser degree, this also is true with residential and commercial remodeling. A prolonged decline in construction activity or any of these industries could have a material adverse effect on our business, financial condition and results of operations. The level of activity in these industries is significantly affected by numerous factors, all of which are beyond our control, including:

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

The floorcovering industry is highly competitive. We face competition from a number of domestic manufacturers and independent distributors of floorcovering products and, in certain product areas, foreign manufacturers. There has been a significant consolidation within the floorcovering industry during recent years that has caused a number of our existing and potential competitors to be larger and have greater resources and access to capital than we do. Maintaining our competitive position may require us to make substantial investments in our product development efforts, manufacturing facilities, distribution network and sales and marketing activities, which may be limited by restrictions set forth in our credit facilities. Competitive pressures may also result in decreased demand for our products and in the loss of market share. In addition, we face, and will continue to face, pressure on sales prices of our products from competitors. As a result of any of these factors, there could be a material adverse effect on our sales and profitability.

Raw material prices may increase.

The cost of raw materials has a significant impact on our profitability. In particular our business requires the purchase of large volumes of nylon filament yarn, synthetic backing, wool yarn, latex, dyes, and other raw materials. Increases in the cost of these raw materials could materially adversely affect our business, results of operations and financial condition if we are unable to pass these increases through to our customers.

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

Our operations also are governed by laws relating to workplace safety and worker health, which, among other things, establish noise standards and regulate the use of hazardous materials and chemicals in the workplace. We have taken and will continue to take steps to comply with these laws. If we fail to comply with present or future environmental or safety regulations, we could be subject to future liabilities. However, we cannot ensure that complying with these environmental or health and safety laws and requirements will not adversely affect our business, results of operations and financial condition. Future laws, ordinances or regulations could give rise to additional compliance or remediation costs, which could have a material adverse effect on our business, results of operations and financial condition.

Acts of Terrorism.

Our business could be materially adversely affected as a result of international conflicts or acts of terrorism. Terrorist acts or acts of war may cause damage or disruption to our facilities, employees, customers, suppliers, and distributors, which could have a material adverse effect on our business, results of operations or financial condition. Such conflicts also may cause damage or disruption to transportation and communication systems and to our ability to manage logistics in such an environment, including receipt of supplies and distribution of products.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk (dollars in thousands)
As of March 27, 2004, the Company had an interest rate swap agreement with a notional amount of $70,000 which expires on March 11, 2005. Under the agreement, the Company pays a fixed rate of 3.24% times the notional amount, and receives in return an amount equal to a specified variable rate of interest times the same notional amount. Any rate differential realized is recognized as an adjustment to interest expense during the life of the swap agreement. Based upon the Company's $70,000 interest rate swap agreement, a 10% fluctuation in the variable rate would result in an annual after-tax economic impact of approximately $47.

Item 4 - Controls and Procedures

As of March 27, 2004, our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management concluded that disclosure controls and procedures were effective. Further, no change in our internal control over financial reporting occurred during the quarter covered by this report that materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings
None.

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Company Securities

On February 23, 2004, one participant in the Company's Stock Ownership Plan settled his outstanding subscriptions under such plan covering a total of 20,000 shares, with an aggregate subscription price of $177,500.00, through the surrender to the Company of 14,489 shares of Common Stock, valued at the market price of $12.25 per share, and payment of $9.75 cash (resulting in the net delivery of 5,511 new shares of unregistered Common Stock). Additionally, on February 24, 2004, one participant in the Company's Core Leadership Team Stock Ownership Plan settled his outstanding subscriptions under such plan covering a total of 3,041 shares, with an aggregate subscription price of $24,993.37, through the surrender to the Company of 2,184 shares of Common Stock, valued at the market price of $11.44 per share, and payment of $8.41 cash (resulting in the net delivery of 1,399 new shares of registered Common Stock and 1,642 new shares of unregistered Class B Common Stock). We believe that each issuance of unregistered securities was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof because each such issuance did not involve a public offering or sale. No underwriters, brokers or finders were involved in these transactions.

Effective as of February 20, 2004 the Company issued 125,139 shares of Common Stock to one holder of the Company's Class B Common Stock, upon such holder's election to convert Class B Common Stock pursuant to the one-for-one conversion ratio of the of Class B Common Stock. Effective as of March 9, 2004, the Company issued an aggregate of 36,000 shares of Common Stock to two additional holders of the Company's Class B Common Stock, upon such holders' election to convert Class B Common Stock pursuant to the one-for-one conversion ratio of the of Class B Common Stock. Each such issuance of shares of Common Stock upon conversion was made pursuant to an exemption from registration contained in Section 3(a)(9) of the Securities Act.

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
None.

Item 5 - Other Information
None.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits
(i) Exhibits Incorporated by Reference
4.12 Seventh Amendment to Loan and Security Agreement dated January 22, 2004.

4.13 Amended and Restated Loan and Security Agreement dated April 14, 2004.

(ii) Exhibits Filed with this Report
10.31 Employment Agreement between Fabrica International (a wholly-owned subsidiary of The Dixie Group, Inc.) and Royce R. Renfroe dated July 1, 2000.

31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 CEO Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 CFO Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K
(i)

A Current Report on Form 8-K dated December 29, 2003 was filed to report the issuance of a press release dated December 29, 2003, announcing the completion of the sale of the Company's Ringgold, Georgia spun carpet yarn production facility.

A Current Report on Form 8-K dated February 17, 2004 was filed to report the issuance of a press release dated February 17, 2004, announcing the Company's results for the quarter and year ended December 27, 2003.

A Current Report on Form 8-K dated February 20, 2004 was filed to report the execution of a sale plan under SEC rule 10b5-1 of the Securities and Exchange Act of 1934 regarding shares of the Company's Stock held by the estate of Rowena K. Frierson.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIXIE GROUP, INC.

(Registrant)

Date: May 11, 2004	By: /s/ GARY A. HARMON

Gary A. Harmon Vice President and Chief Financial Officer

Date: May 11, 2004	By: /s/ D. EUGENE LASATER

D. Eugene Lasater Controller