Form 10-Q
period 2004-06-26
DIXIE GROUP INC
filed 2004-08-06
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 26, 2004
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
[X]	Yes	[ ]	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[ ]	Yes	[X]	No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.
Class	Outstanding as of July 29, 2004

Common Stock, $3 Par Value Class B Common Stock, $3 Par Value Class C Common Stock, $3 Par Value	11,545,700 shares 636,230 shares 0 shares

THE DIXIE GROUP, INC.
INDEX TO QUARTERLY FINANCIAL REPORT
Table of Contents
PART I. FINANCIAL INFORMATION	Page
Item 1 -- Financial Statements
Consolidated Condensed Balance Sheets - June 26, 2004 and December 27, 2003	3 - 4
Consolidated Condensed Statements of Operations - Three and Six Months Ended June 26, 2004 and June 28, 2003	5
Consolidated Condensed Statements of Cash Flows - Six Months Ended June 26, 2004 and June 28, 2003	6
Consolidated Condensed Statement of Stockholders' Equity - Six Months Ended June 26, 2004	7
Notes to Consolidated Condensed Financial Statements	8 - 14
Item 2 -- Management's Discussion and Analysis of Results of Operations and Financial Condition	15 - 18
Item 3 -- Quantitative and Qualitative Disclosures About Market Risk	19
Item 4 -- Controls and Procedures	19
PART II. OTHER INFORMATION	20

Item 1 -- Legal Proceedings

Item 2 -- Changes in Securities, Use of Proceeds and Issuer Purchases of Equity                Securities

Item 3 -- Defaults Upon Senior Securities

Item 4 -- Submission of Matters to a Vote of Security Holders

Item 5 -- Other Information

Item 6 -- Exhibits and Reports on Form 8-K

Signatures	22

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED BALANCE SHEETS (dollars in thousands)

	(Unaudited) June 26, 2004	December 27, 2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,541	$11,058
Accounts receivable (less allowance for doubtful
accounts of $1,604 for 2004 and $1,309 for 2003)	31,789	26,197
Inventories	63,197	50,772
Assets held for sale	---	5,593
Other	17,258	17,146

TOTAL CURRENT ASSETS	114,785	110,766

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	1,135	1,047
Buildings and improvements	25,123	23,750
Machinery and equipment	84,136	79,688

	110,394	104,485
Less accumulated amortization and depreciation	(54,561)	(51,858)

NET PROPERTY, PLANT AND EQUIPMENT	55,833	52,627

GOODWILL	52,598	52,598

INVESTMENT IN AFFILIATE	11,770	11,949

OTHER ASSETS	11,598	11,014

TOTAL ASSETS	$246,584	$238,954

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED BALANCE SHEETS (dollars in thousands)

	(Unaudited) June 26, 2004	December 27, 2003

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$22,300	$11,368
Accrued expenses	19,961	36,010
Current portion of long-term debt	7,537	13,670

TOTAL CURRENT LIABILITIES	49,798	61,048

LONG-TERM DEBT
Senior indebtedness	39,198	22,174
Capital lease obligations	6,395	5,837
Convertible subordinated debentures	24,737	27,237

TOTAL LONG-TERM DEBT	70,330	55,248

OTHER LIABILITIES	13,105	15,056

DEFERRED INCOME TAXES	10,462	11,521

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized
80,000,000 shares, issued - 14,926,415 shares
for 2004 and 14,509,617 shares for 2003	44,779	43,529
Class B Common Stock ($3 par value per share):
Authorized 16,000,000 shares, issued - 636,230
shares for 2004 and 795,970 shares for 2003	1,909	2,388
Common Stock subscribed - 104,653 shares for
2004 and 127,694 shares for 2003	314	383
Additional paid-in capital	131,391	130,862
Stock subscriptions receivable	(929)	(1,131)
Unearned stock compensation	(40)	(54)
Accumulated deficit	(18,692)	(23,857)
Accumulated other comprehensive loss	(1,799)	(1,995)

	156,933	150,125
Less Common Stock in treasury at cost - 3,395,390
shares for 2004 and 2003	(54,044)	(54,044)

TOTAL STOCKHOLDERS' EQUITY	102,889	96,081

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$246,584	$238,954

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) (dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

NET SALES	$70,818	$58,857	$135,221	$110,742
Cost of sales	46,151	38,509	89,032	72,265

GROSS PROFIT	24,667	20,348	46,189	38,477
Selling and administrative expenses	18,476	15,906	36,062	31,138
Other (income) expense - net	(248)	(636)	(984)	(728)

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	6,439	5,078	11,111	8,067
Interest expense	911	2,033	2,405	3,607

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	5,528	3,045	8,706	4,460
Income tax provision	2,042	1,156	3,243	1,694

INCOME FROM CONTINUING OPERATIONS	3,486	1,889	5,463	2,766

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(38)	(492)	(377)	(1,705)

INCOME ON DISPOSAL OF DISCONTINUED OPERATIONS, NET OF TAX	---	---	79	---

NET INCOME	$3,448	$1,397	$5,165	$1,061

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.28	$0.16	$0.45	$0.24
Discontinued operations	---	(0.04)	(0.03)	(0.15)
Disposal of discontinued operations	---	---	0.01	---

Net income	$0.28	$0.12	$0.43	$0.09

WEIGHTED-AVERAGE SHARES OUTSTANDING	12,111	11,755	12,036	11,752

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.27	$0.16	$0.43	$0.24
Discontinued operations	---	(0.04)	(0.03)	(0.15)
Disposal of discontinued operations	---	---	0.01	---

Net income	$0.27	$0.12	$0.41	$0.09

WEIGHTED-AVERAGE SHARES OUTSTANDING	12,583	11,755	12,502	11,753

DIVIDENDS PER SHARE:
Common Stock	---	---	---	---
Class B Common Stock	---	---	---	---

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Six Months Ended
	June 26, 2004	June 28, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$5,463	$2,766
Loss from discontinued operations	(377)	(1,705)
Income on disposal of discontinued operations	79	---

Net income	5,165	1,061
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization -
Continuing operations	4,396	4,751
Discontinued operations	---	6,056
Provision for deferred income taxes	(382)	2,343
Net gain on property, plant and equipment disposals	(127)	(593)
Changes in operating assets and liabilities:
Accounts receivable	(5,592)	(9,182)
Inventories	(12,425)	(14,381)
Accounts payable and accrued expenses	8,604	10,693
Accrued income taxes related to sale of business	(10,230)	---
Accrued purchase price consideration related to sale of business	(3,351)	---
Other operating assets and liabilities	(3,977)	(9,172)

NET CASH USED IN OPERATING ACTIVITIES	(17,919)	(8,424)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	6,424	615
Purchase of property, plant and equipment -
Continuing operations	(7,313)	(1,556)
Discontinued operations	---	(476)
Investment in affiliate	48	979
Additional cash paid in business combination	---	(50,266)

NET CASH USED IN INVESTING ACTIVITIES	(841)	(50,704)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on credit facility	12,680	25,693
Borrowings on term loan	1,479	4,551
Payments on term loan	(7,194)	(3,121)
Borrowings from equipment financing	3,723	---
Payments on equipment financing	(71)	---
Borrowings under capitalized leases	1,579	---
Payments on capitalized leases	(747)	(11)
Senior notes issued	---	37,000
Payments on subordinated indebtedness	(2,500)	(4,881)
Common stock issued under stock option plans	1,294	---
Other	---	(262)

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,243	58,969

DECREASE IN CASH AND CASH EQUIVALENTS	(8,517)	(159)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,058	2,440

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,541	$2,281

Interest paid	$2,895	$7,724
Income taxes paid, net of tax refunds (received)	11,247	1,846

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

	Common Stock and Class B Common Stock	Common Stock Subscribed	Additional Paid-In Capital	Other	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total Stockholders' Equity

Balance at December 27, 2003	$45,917	$383	$130,862	$(1,185)	$(23,857)	$(1,995)	$(54,044)	$96,081

Stock subscriptions settled - 23,041 shares	19	(69)	(152)	202				---

Common Stock sold under Stock Option Plan -224,670 shares	674		619					1,293

Common Stock issued under Directors' Stock Plan - 26,020 shares	78		62					140

Amortization of restricted stock grants				14				14
Other comprehensive income						196		196
Net income					5,165			5,165

Balance at June 26, 2004	$46,688	$314	$131,391	$(969)	$(18,692)	$(1,799)	$(54,044)	$102,889

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements which do not include all the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which includes consolidated financial statements for the fiscal year ended December 27, 2003. Operating results for the three and six month periods ended June 26, 2004 are not necessarily indicative of the results that may be expected for the entire 2004 year.

The financial statements separately report discontinued operations and the results of continuing operations (See Note F). Disclosures included herein pertain to the Company's continuing operations unless noted otherwise.

Certain prior period financial statement balances have been restated to reflect discontinued operations.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities"("FIN 46") and later issued a revised version, FIN 46R. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The revised version was applicable to all special purpose entities ("SPE's") created prior to February 1, 2003 at the end of the first interim or annual period after December 15, 2003. It was applicable to all non-SPE's created prior to February 1, 2003 at the first interim or annual reporting period ending after March 15, 2004. The Company has adopted FIN 46 and FIN 46R and the adoption of the provisions did not have a material impact on its financial statements.

The Company has a 50% interest in the ownership, profits and losses of Chroma Systems Partners, which operates a carpet dyeing and finishing plant. The Company accounts for the partnership under the equity method of accounting. The Company's maximum exposure to loss of its interest in the partnership is limited to its initial investment and its undistributed share of the partnership's earnings.

NOTE C - STOCK COMPENSATION

The following pro forma summary presents the Company's net income and earnings per share which would have been reported had the Company determined stock compensation cost using the alternative fair value method of accounting set forth under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". The pro forma impact on net income and effects on earnings per share shown below may not be representative of future effects.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)

CONTINUED

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Net income, as reported	$3,448	$1,397	$5,165	$1,061
Stock compensation expense, net of taxes	(47)	(42)	(87)	(83)

Adjusted net income	$3,401	$1,355	$5,078	$978

Basic earnings per share, as reported	$0.28	$0.12	$0.43	$0.09
Stock compensation expense, net of taxes	---	---	(0.01)	(0.01)

Adjusted basic earnings per share	$0.28	$0.12	$0.42	$0.08

Diluted earnings per share, as reported	$0.27	$0.12	$0.41	$0.09
Stock compensation expense, net of taxes	---	---	(0.01)	(0.01)

Adjusted diluted earnings per share	$0.27	$0.12	$0.40	$0.08

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Expected life	5 years	5 years	5 years	5 years
Expected volatility	63.40%	54.00%	63.40%	54.00%
Risk-free interest rate	3.62%	2.27%	3.51%	2.79%
Dividend yield	0.00%	0.00%	0.00%	0.00%

NOTE D - RECEIVABLES

Receivables are summarized as follows:

	June 26, 2004	December 27, 2003

Customers, trade	$31,937	$26,361
Other	1,456	1,145

	33,393	27,506

Less allowance for doubtful accounts	1,604	1,309

Net receivables	$31,789	$26,197

The Company had notes receivables in the amount of $3,345 and $3,381 at June 26, 2004 and December 27, 2003, respectively.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)

CONTINUED

NOTE E - INVENTORIES

Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) cost method was used to determine cost for substantially all inventories at June 26, 2004 and December 27, 2003.

Inventories are summarized as follows:

	June 26, 2004	December 27, 2003

Raw materials	$17,516	$14,266
Work-in-process	18,664	9,373
Finished goods	29,013	29,448
Supplies, repair parts and other	487	456
LIFO	(2,483)	(2,771)

Total inventories	$63,197	$50,772

Inventories in the Company's carpet yarn LIFO inventory pool were permanently reduced in 2004 resulting in a LIFO inventory tier liquidation, the effect of which reduced cost of sales by approximately $300 and $1,300 in the three and six month periods ending June 26, 2004, respectively.

NOTE F - DISCONTINUED OPERATIONS

On November 12, 2003, the Company sold the businesses and assets of its factory-built housing, needlebond and carpet recycling operations. As part of the transaction, $8,000 of the proceeds were placed in escrow for one year from the date of sale to fund any indemnification liabilities to the purchaser that may arise during that period. In early fiscal 2004, the Company sold a spun yarn production facility whose production was substantially utilized by the operations sold on November 12, 2003. Proceeds from the sale of the spun yarn production facility, net of funds used to purchase certain leased assets sold with the facility and to pay certain expenses of the transaction were $6,424. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", operating results associated with the businesses sold have been classified as discontinued operations for all periods presented and the assets associated with the spun yarn production facility were classified as assets held for sale at December 27, 2003.

Interest expense in the amount of $2,778 and $5,025 was allocated to discontinued operations during the three and six month periods ended June 28, 2003, respectively, based on the ratio of net assets of discontinued operations to the total net assets of the Company.

Following is a summary of the financial information for the Company's discontinued operations:

		Three Months Ended				Six Months Ended
		June 26, 2004		June 28, 2003		June 26, 2004		June 28, 2003

Net sales	$	---		$73,278	$	---		$133,357

Loss from discontinued operations:
Before income taxes		(54)		(794)		(601)		(2,750)
Income tax benefit		(16)		(302)		(224)		(1,045)

Loss from discontinued operations, net of tax		$(38)		$(492)		$(377)		$(1,705)

Income on disposal of discontinued operations:
Before income taxes		---		---		127		---
Income tax provision		---		---		48		---

Income on disposal of discontinued operations, net of tax	$	---	$	---		$79	$	---

At December 27, 2003, assets held for sale consisted of $999 of inventories and $4,594 of property, plant and equipment.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)

CONTINUED

NOTE G - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	June 26, 2004	December 27, 2003

Compensation and benefits	$9,157	$12,511
Accrued income taxes	2,100	10,695
Provision for customer rebates, claims and allowances	3,618	3,881
Accrued purchase price consideration	---	3,791
Other	5,086	5,132

Total accrued expenses	$19,961	$36,010

Other liabilities on the Company's balance sheet included $7,358 at June 26, 2004 and $7,764 at December 27, 2003, related to a non-qualified retirement plan.

NOTE H - PRODUCT WARRANTY RESERVES

The Company warrants its products generally against manufacturing defects and conformity to specified standards. The warranty periods and performance standards vary by market and uses of its products. The Company estimates the costs that may be incurred under its warranties and recognizes this liability at the time products are sold based primarily on historical claims, the nature of claims and changes in the Company's warranty policies. There have been no changes in the Company's warranty policies during the periods presented.

Following is a summary of the Company's product warranty activity:

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Reserve balance at beginning of period	$623	$700	$608	$806
Warranty liabilities accrued	368	358	774	901
Warranty liabilities settled	(574)	(779)	(981)	(1,330)
Changes for pre-existing warranty liabilities	(65)	56	(49)	(42)

Reserve balance at end of period	$352	$335	$352	$335

NOTE I - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	June 26, 2004	December 27, 2003

Senior indebtedness
Credit line borrowings	$19,680	$7,000
Term loans	22,937	25,000
Capital lease obligations	8,013	7,181

Total senior indebtedness	50,630	39,181
Convertible subordinated debentures	27,237	29,737

Total long-term debt	77,867	68,918
Less current portion of long-term debt	(5,918)	(12,326)
Less current portion of capital lease obligations	(1,619)	(1,344)

Total long-term debt, less current portions	$70,330	$55,248

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)

CONTINUED

On April 14, 2004, the Company amended and restated its senior loan and security agreement with Fleet Capital Corporation, as Agent. The amended agreement reduced interest rates and certain fees applicable to the credit facility, modified financial covenants and provides the Company with $60,000 of credit, consisting of $40,000 of revolving credit through May 11, 2007 and a $20,000 term loan. The term loan is payable in quarterly installments of $715 beginning June 1, 2004 and is due in May 2007. Interest rates available under the facility may be selected from a number of options that effectively allow the Company to borrow at rates ranging from the lender's prime rate to the lender's prime rate plus 1.00% for base rate loans, or at rates ranging from LIBOR plus 2.00% to LIBOR plus 3.50% for LIBOR loans. Commitment fees of 0.375% per annum are payable on the average daily unused balance of the revolving credit facility. The levels of the Company's accounts receivable and inventory limit borrowing availability under the revolving credit facility. The facility is secured by a first priority lien in substantially all of the Company's assets.

The credit facility contains financial covenants relating to fixed charges and total debt that apply if availability under the revolving credit facility falls below $15,000, as well as covenants that limit future acquisitions, capital expenditures, and the payment of dividends. The unused borrowing capacity under this facility on June 26, 2004 was approximately $17,984.

NOTE J - FINANCIAL INSTRUMENTS

The Company has risk related to fluctuations in the interest rates of its variable rate debt instruments. From time to time, the Company has used derivative instruments to minimize the effects of interest rate volatility. The Company is party to an interest rate swap agreement which expires March 11, 2005. Under the agreement, the Company pays a fixed rate of 3.24% times a notional amount of $70,000, and receives in return an amount equal to the 30-day LIBOR rate of interest times the same notional amount.

The swap agreement was deemed highly effective as a cash flow hedge by the Company until a significant portion of its debt was retired in 2003. At such time, the Company de-designated the interest rate swap as a cash flow hedge and charged to interest expense the portion of the expense related to the interest rate hedge that was included in Accumulated Other Comprehensive Income ("AOCI") in proportion to the debt retired. Future changes in the fair value of the interest rate swap agreement are being recognized through interest expense. Amounts that remained in AOCI at the time the interest rate swap was de-designated are being amortized against earnings as interest expense over the remaining life of the swap.

NOTE K - PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company sponsors two defined benefit retirement plans, one that covers a limited number of the Company's active associates and another that has been frozen since 1993 as to new benefits earned under the plan. The Company is in the process of terminating the frozen defined benefit plan.

Costs charged to continuing operations for pension plans are summarized as follows:

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Components of net periodic benefit costs:
Defined benefit retirement plans
Service cost	$62	$33	$127	$65
Interest cost	53	26	114	53
Expected return on plan assets	(37)	(19)	(75)	(38)
Amortization of prior service cost	6	---	6	---
Recognized net actuarial loss	26	15	60	30

Net periodic benefit cost	$110	$55	$232	$110

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)

CONTINUED

The Company sponsors a 401K defined contribution plan that covers substantially all associates.

The Company sponsors a postretirement benefit plan that provides life insurance to a limited number of associates. Additionally, the Company sponsors a postretirement benefit plan that provides medical and life insurance for a limited number of associates who retired prior to January 1, 2003.

Costs charged to continuing operations for all postretirement plans are summarized as follows:

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Components of net periodic benefit costs:
Postretirement benefit plans
Service cost	$10	$10	$20	$20
Interest cost	20	19	40	38
Amortization of prior service costs	(10)	(10)	(20)	(20)

Net periodic benefit cost	$20	$19	$40	$38

Amounts contributed or expected to be contributed by the Company during the current fiscal year to its pension and postretirement plans are not anticipated to be significantly different from amounts disclosed in the Company's 2003 Annual Report filed on Form 10-K.

NOTE L - COMMON STOCK AND EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

		Three Months Ended		Six Months Ended
		June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Income from continuing operations (1)		$3,486	$1,889	$5,463	$2,766

Denominator for calculation of basic earnings per share - weighted-average shares (2)		12,111	11,755	12,036	11,752

Effect of dilutive securities:
	Stock options (3)	427	---	423	---
	Stock subscriptions (3)	26	---	21	---
	Restricted stock grants (3)	7	---	11	1
	Directors' stock performance units (3)	12	---	11	---

Denominator for calculation of diluted earnings per share - weighted-average shares adjusted for potential dilution (2)(3)		12,583	11,755	12,502	11,753

Earnings per share:
	Basic	$0.28	$0.16	$0.45	$0.24
	Diluted	$0.27	$0.16	$0.43	$0.24

(1)	No adjustments needed in the numerator for diluted calculations.
(2)	Includes Common and Class B Common shares stated in thousands.
(3)

Because their effects are anti-dilutive, excludes shares under restricted stock plans and shares issuable under stock option and stock subscription plans, whose grant price was greater than the average market price of Common Shares outstanding at the end of the relevant period, and excludes shares issuable on conversion of subordinated debentures into shares of Common Stock. Aggregate shares excluded were 893 in 2004 and 3,026 in 2003.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)

CONTINUED

NOTE M - COMPREHENSIVE INCOME
Comprehensive income is summarized as follows:

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Net income	$3,448	$1,397	$5,165	$1,061
Other comprehensive income:
Unrealized gain (loss) on interest rate swap agreements:
Pretax	100	(127)	316	193
Tax effect	(38)	48	(120)	(98)

Net unrealized gain (loss)	62	(79)	196	95

Comprehensive income	$3,510	$1,318	$5,361	$1,156

Components of accumulated other comprehensive loss, net of tax, are summarized as follows:

		Minimum Pension Liability	Interest Rate Swaps	Total

Balance at December 27, 2003		$(1,632)	$(363)	$(1,995)
Unrealized gain on interest rate swap agreement, net of tax of $76		---	124	124

Ineffective portion of interest rate swap agreement, net of tax of $44		---	72	72

Balance at June 26, 2004		$(1,632)	$(167)	$(1,799)

NOTE N - SEGMENT INFORMATION

The Company is now in one line of business, Carpet Manufacturing. In fiscal 2003, the Company reported its operations as two segments: Carpet Manufacturing and Floorcovering Base Materials (Carpet Yarns). The Company sold substantially all of its carpet yarn manufacturing facilities and subsequently integrated the operations of its remaining carpet yarn facility into its carpet manufacturing business. The Company measures the operations of its carpet yarn manufacturing facility as a cost center and considers it principally as a raw material source for its carpet businesses.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL                CONDITION

The following is presented to update the discussion of results of operations and financial condition included in our 2003 Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies were outlined in the Management's Discussion and Analysis of Results of Operations and Financial Condition in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Subsequent to the date of that report, there have been no changes to those critical accounting policies.

RESULTS OF OPERATIONS

In fiscal 2003, we reported our operations as two segments; Carpet Manufacturing and Floorcovering Base Materials (Carpet Yarns). We sold substantially all of our carpet yarn manufacturing facilities and subsequently integrated the operations of our remaining carpet yarn facility into our carpet manufacturing businesses. Accordingly, we are now in a single line of business, Carpet Manufacturing.

The following table sets forth certain elements of our results from continuing operations as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.2%	65.4%	65.8%	65.3%
Gross profit	34.8%	34.6%	34.2%	34.7%
Selling and administrative expenses	26.1%	27.0%	26.7%	28.1%
Other (income) expense - net	(0.4)%	(1.0)%	(0.7)%	(0.7)%
Operating income	9.1%	8.6%	8.2%	7.3%

Net Sales. Net sales for the quarter ended June 26, 2004 were $70.8 million, an increase of 20.3% over net sales of $58.9 million for the quarter ended June 28, 2003. Net sales for the first six-months of 2004 were $135.2 million, an increase of 22.1% over net sales of $110.7 million for the first six months of 2003. The improvement was primarily driven by year-over-year increases in sales revenue of residential and commercial carpet products. During the first six months of 2004, revenues of residential products grew over 30% and revenues of commercial products grew over 8% due to strong demand for the Company's products. Approximately half of our 2004 revenue growth was attributable to our Dixie Home residential brand of carpet products, which was introduced in 2003. Revenues from residential carpet products at Masland and Fabrica improved approximately 10% and 13% for the second quarter and first six months of 2004, respectively, compared with the same periods in 2003.

Cost of Sales and Gross Profit. Gross profit improved $4.3 million in the second quarter of 2004 and $7.7 million for the first six months of 2004, compared with the same periods in 2003. The improved gross profit reflects the effect of higher sales volume, increased selling prices, better manufacturing efficiencies and the effect of a LIFO inventory liquidation. These improvements more than offset the effect of significant increases in raw material and other costs and the negative effect of sales mix in the 2004 periods. The LIFO inventory liquidation was due to permanent reductions in inventories in our carpet yarn LIFO inventory pool which reduced our cost of sales by $0.3 million in the second quarter 2004 and $1.3 million for the first six months of 2004.

Selling and Administrative Expenses. Selling and administrative expenses decreased as a percent of sales during the 2004 reporting periods due to higher sales volume and our efforts to control cost.

Other (Income) Expense - Net. Other (income) expense - net reflected a decrease in income of $0.4 million during the second quarter 2004 as compared with the second quarter 2003 principally due to lower gains from real estate sales. For the first six months of 2004, higher earnings from our investment in affiliate, interest earned on short-term investments and other miscellaneous items caused an increase in income of $0.3 million, compared with the first six months of 2003.

Interest Expense. Interest expense decreased $1.1 million in the second quarter 2004 and $1.2 million for the first six months of 2004, compared to the corresponding periods of 2003 due to lower levels of debt in 2004. During 2003, interest expense was allocated to continuing operations based on the ratio of net assets of continuing operations to our total net assets.

Income Tax Provision. Our effective income tax rate was 36.9% in the second quarter 2004, 37.3% for the first six months of 2004 and 38.0% for the three and six month periods ended June 28, 2003. Changes in the effective income tax rate were principally due to the relationship of non-deductible expenses to pre-tax earnings in each of these reporting periods.

Income From Continuing Operations. Income from continuing operations was $3.5 million, or $0.27 per diluted share, for the quarter ended June 26, 2004, compared with $1.9 million, or $0.16 per diluted share, for the quarter ended June 28, 2003. Income from continuing operations was $5.5 million, or $0.43 per diluted share, for the first six months of 2004 compared with $2.8 million, or $0.24 per diluted share, for the first six months of 2003.

Net Income. Including discontinued operations, net income was $3.4 million, or $0.27 per diluted share for the quarter ended June 26, 2004, compared with $1.4 million, or $0.12 per diluted share, for the quarter ended June 28, 2003. Net income was $5.2 million, or $0.41 per diluted share, for the six-month period ended June 26, 2004 compared with net income of $1.1 million, or $0.09 per diluted share for the six-month period ended June 28, 2003.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 26, 2004, we generated $6.4 million of funds from the sale of property, plant and equipment, increased net borrowings by $8.9 million, issued $1.3 million of Common Stock and reduced cash and short-term investments by $8.5 million. These funds were used to finance our operations, including $10.2 million of funds used to pay income taxes and a $4.0 million purchase price adjustment related to businesses sold in fiscal 2003, and capital expenditures.

Capital expenditures for the six-month period ended June 26, 2004 were $7.3 million while depreciation and amortization was $4.4 million. We expect capital expenditures to be approximately $12.0 million for the fiscal year 2004 while depreciation and amortization is expected to be approximately $8.0 million in the same period.

As disclosed in our 2003 Annual Report filed on Form 10-K, $8.0 million of the proceeds from the business sold in November 2003 were placed in an escrow for one year to fund any indemnification liabilities to the purchaser that may arise during that period.

The Fabrica asset purchase agreement provides for an additional contingent amount of up to $2.5 million to be paid in April 2005 if Fabrica's cumulative earnings before interest and taxes for the five-year period beginning January 2000 exceed certain levels. Any contingent payments that may become due under the cumulative earnings test would be treated as additional costs of the acquisition.

On April 14, 2004, we amended and restated our senior loan and security agreement with Fleet Capital Corporation, as Agent. The amended agreement reduced interest rates and certain fees applicable to the credit facility, modified financial covenants and provides $60.0 million of credit, consisting of $40.0 million of revolving credit through May 11, 2007 and a $20.0 million term loan. The term loan is payable in quarterly installments of $715,000 beginning June 1, 2004 and is due in May 2007. Interest rates available under the facility may be selected from a number of options that effectively allow us to borrow at rates ranging from the lender's prime rate to the lender's prime rate plus 1.00% for base rate loans, or at rates ranging from LIBOR plus 2.0% to LIBOR plus 3.75% for LIBOR loans. Commitment fees of 0.375% per annum are payable on the average daily unused balance of the revolving credit facility. The level of our accounts receivable and inventory limits borrowing availability under the revolving credit facility. The facility is secured by a first priority lien in substantially all of our assets.

The credit facility contains financial covenants relating to fixed charges and total debt that apply if availability under the revolving credit facility falls below $15.0 million, as well as covenants that limit future acquisitions, capital expenditures, and the payment of dividends. The unused borrowing capacity under this credit facility on June 26, 2004 was approximately $18.0 million. We believe our operating cash flows and credit availability under our senior credit facility are adequate to finance our anticipated liquidity requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities"("FIN 46") and later issued a revised version, FIN 46R. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The revised version was applicable to all special purpose entities ("SPE's") created prior to February 1, 2003 at the end of the first interim or annual period after December 15, 2003. It was applicable to all non-SPE's created prior to February 1, 2003 at the first interim or annual reporting period ending after March 15, 2004. We have adopted FIN 46 and FIN 46R and the adoption of the provisions did not have a material impact on our financial statements.

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

Raw material prices may increase.

The cost of raw materials has a significant impact on our profitability. In particular our business requires the purchase of large volumes of nylon yarn, synthetic backing, wool yarn, latex, dyes, and other raw materials. Increases in the cost of these raw materials could materially adversely affect our business, results of operations and financial condition if we are unable to pass such increases through to our customers. Prices of raw materials increased in the first six months of 2004 and additional increases have been announced for many raw materials we use. We believe we have been and will be successful in increasing prices to pass along raw material and other cost increases; however, there can be no assurance that we will successfully recover such increases in cost.

Unanticipated termination or interruption of our arrangements with third-party suppliers of nylon yarn could have a material adverse effect on us.

Nylon yarn is the principal raw material used in our floorcovering products. A significant portion of our nylon yarn purchases is from one supplier. We believe there are other adequate sources of nylon yarns, however, an unanticipated termination or interruption of our supply arrangements could adversely effect our operations and could be material.

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

Interruptions Beyond Our Control

Our business could be adversely affected if a significant portion of our plant, equipment or operations were damaged or interrupted by a casualty, condemnation, utility service or other event beyond our control. Such an event could have a material adverse affect on our business, results of operations and financial condition.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk (dollars in thousands)

As of June 26, 2004, the Company had an interest rate swap agreement with a notional amount of $70,000 which expires on March 11, 2005. Under the agreement, the Company pays a fixed rate of 3.24% times the notional amount, and receives in return an amount equal to a specified variable rate of interest times the same notional amount. Any rate differential realized is recognized as an adjustment to interest expense during the life of the swap agreement. Based upon the Company's $70,000 interest rate swap agreement, a 10% fluctuation in the variable rate would result in an annual after-tax economic impact of approximately $52.

Item 4 - Controls and Procedures

As of June 26, 2004, our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management concluded that disclosure controls and procedures were effective. Further, no change in our internal control over financial reporting occurred during the quarter covered by this report that materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings
None.

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Company Securities
None.

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
(a)	The annual meeting of shareholders was held on May 6, 2004.

(b)	The meeting was held to consider and vote upon the election of Directors for the following year. All Directors were elected with the results of the vote summarized as follows:

	FOR	AGAINST	ABSTAIN	TOTAL

J. Don Brock	21,145,430	518,419	22,497	21,686,346
Daniel K. Frierson	20,934,330	729,519	22,497	21,686,346
Paul K. Frierson	20,920,330	743,519	22,497	21,686,346
Joseph L. Jennings, Jr.	21,625,334	38,515	22,497	21,686,346
Lowry F. Kline	21,218,434	445,415	22,497	21,686,346
John W. Murrey, III	21,572,219	91,630	22,497	21,686,346

Item 5 - Other Information
None.

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits
(i)	Exhibits Incorporated by Reference
	None.

(ii)	Exhibits Filed with this Report
	10.1 The Dixie Group, Inc. Stock Ownership Plan as amended (corrected copy).

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
(i)

A Current Report on Form 8-K dated April 14, 2004 was filed to report an amendment to the Company's Loan and Security Agreement with Fleet Capital Corporation, as Agent and to report the seventh amendment to the Loan and Security Agreement entered into with Fleet Capital Corporation, as Agent.

A Current Report on Form 8-K dated April 29, 2004 was filed to report the issuance of a press release dated April 29, 2004, announcing the Company's results for the first quarter ended March 27, 2004.

A Current Report on Form 8-K dated May 18, 2004 was filed to report a series of meetings between the Company's senior executives and securities industry analysts on May 18, 19 and 20, 2004.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIXIE GROUP, INC.

(Registrant)

Date: August 6, 2004	By: /s/ GARY A. HARMON

Gary A. Harmon Vice President and Chief Financial Officer

Date: August 6, 2004	By: /s/ D. EUGENE LASATER

D. Eugene Lasater Controller