Form 10-Q
period 2004-09-25
DIXIE GROUP INC
filed 2004-11-09
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 25, 2004
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
[X]	Yes	[ ]	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[ ]	Yes	[X]	No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.
Class	Outstanding as of November 5, 2004

Common Stock, $3 Par Value Class B Common Stock, $3 Par Value Class C Common Stock, $3 Par Value	11,578,305 shares 661,005 shares 0 shares

THE DIXIE GROUP, INC.
INDEX TO QUARTERLY FINANCIAL REPORT

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands)

	(Unaudited)
	Sept. 25, 2004	Dec. 27, 2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,304	$11,058
Accounts receivable (less allowance for doubtful
accounts of $1,793 for 2004 and $1,309 for 2003)	32,694	26,197
Inventories	65,900	50,772
Assets held for sale	---	5,593
Other	16,743	17,146

TOTAL CURRENT ASSETS	118,641	110,766

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	1,158	1,047
Buildings and improvements	24,775	23,750
Machinery and equipment	86,359	79,688

	112,292	104,485
Less accumulated amortization and depreciation	(56,245)	(51,858)

NET PROPERTY, PLANT AND EQUIPMENT	56,047	52,627

GOODWILL	52,598	52,598

INVESTMENT IN AFFILIATE	11,604	11,949

OTHER ASSETS	11,363	11,014

TOTAL ASSETS	$250,253	$238,954

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands)

	(Unaudited)
	Sept. 25, 2004	Dec. 27, 2003

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$19,115	$11,368
Accrued expenses	20,624	36,010
Current portion of long-term debt	7,575	13,670

TOTAL CURRENT LIABILITIES	47,314	61,048

LONG-TERM DEBT
Senior indebtedness	42,910	22,174
Capital lease obligations	5,971	5,837
Convertible subordinated debentures	24,737	27,237

TOTAL LONG-TERM DEBT	73,618	55,248

OTHER LIABILITIES	12,507	15,056

DEFERRED INCOME TAXES	10,208	11,521

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized
80,000,000 shares, issued - 14,959,945 shares
for 2004 and 14,509,617 shares for 2003	44,880	43,529
Class B Common Stock ($3 par value per share):
Authorized 16,000,000 shares, issued - 661,005
shares for 2004 and 795,970 shares for 2003	1,983	2,388
Common Stock subscribed - No shares for
2004 and 127,694 shares for 2003	---	383
Additional paid-in capital	130,737	130,862
Stock subscriptions receivable	---	(1,131)
Unearned stock compensation	(33)	(54)
Accumulated deficit	(15,175)	(23,857)
Accumulated other comprehensive loss	(1,742)	(1,995)

	160,650	150,125
Less Common Stock in treasury at cost - 3,395,390
shares for 2004 and 2003	(54,044)	(54,044)

TOTAL STOCKHOLDERS' EQUITY	106,606	96,081

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$250,253	$238,954

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004	Sept. 27, 2003

NET SALES	$74,108	$58,790	$209,329	$169,532
Cost of sales	49,125	39,041	138,157	111,306

GROSS PROFIT	24,983	19,749	71,172	58,226
Selling and administrative expenses	18,001	17,929	54,063	49,069
Other (income) expense - net	(44)	(113)	(1,028)	(845)

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST AND TAXES	7,026	1,933	18,137	10,002
Interest expense	1,362	2,028	3,766	5,636

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	5,664	(95)	14,371	4,366
Income tax provision (benefit)	2,110	(35)	5,354	1,659

INCOME (LOSS) FROM CONTINUING OPERATIONS	3,554	(60)	9,017	2,707

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(38)	(1,347)	(414)	(3,053)

INCOME ON DISPOSAL OF DISCONTINUED OPERATIONS, NET OF TAX	---	---	79	---

NET INCOME (LOSS)	$3,516	$(1,407)	$8,682	$(346)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.29	$(0.01)	$0.75	$0.23
Discontinued operations	---	(0.11)	(0.03)	(0.26)
Disposal of discontinued operations	---	---	---	---

Net income (loss)	$0.29	$(0.12)	$0.72	$(0.03)

WEIGHTED-AVERAGE SHARES OUTSTANDING	12,180	11,748	12,084	11,751

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.28	$(0.01)	$0.72	$0.23
Discontinued operations	---	(0.11)	(0.03)	(0.26)
Disposal of discontinued operations	---	---	---	---

Net income (loss)	$0.28	$(0.12)	$0.69	$(0.03)

WEIGHTED-AVERAGE SHARES OUTSTANDING	12,592	11,748	12,532	11,761

DIVIDENDS PER SHARE:
Common Stock	---	---	---	---
Class B Common Stock	---	---	---	---

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Nine Months Ended
	Sept. 25, 2004	Sept. 27, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$9,017	$2,707
Loss from discontinued operations	(414)	(3,053)
Income on disposal of discontinued operations	79	---

Net income (loss)	8,682	(346)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation and amortization -
Continuing operations	6,548	6,890
Discontinued operations	---	8,684
Provision for deferred income taxes	(550)	(525)
Net gain on property, plant and equipment disposals	(123)	(605)
Changes in operating assets and liabilities:
Accounts receivable	(6,497)	(5,787)
Inventories	(15,128)	(15,010)
Accounts payable and accrued expenses	6,084	8,741
Other operating assets and liabilities	(3,942)	(6,141)

NET CASH USED IN OPERATING ACTIVITIES	(4,926)	(4,099)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	6,424	615
Accrued income taxes related to sale of business	(10,230)	---
Accrued purchase price consideration related to sale of business	(3,351)	---
Purchase of property, plant and equipment -
Continuing operations	(9,528)	(2,438)
Discontinued operations	---	(962)
Investment in affiliate	153	1,331
Additional cash paid in business combination	---	(50,266)

NET CASH USED IN INVESTING ACTIVITIES	(16,532)	(51,720)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on credit facility	17,251	25,998
Borrowings on term loan	1,479	4,551
Payments on term loan	(7,909)	(4,746)
Borrowings from equipment financing	3,723	---
Payments on equipment financing	(208)	---
Borrowings under capitalized leases	1,579	---
Payments on capitalized leases	(1,140)	(17)
Senior notes issued	---	37,000
Payments on subordinated indebtedness	(2,500)	(7,262)
Common stock issued under stock option plans	1,429	503
Other	---	(537)

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,704	55,490

DECREASE IN CASH AND CASH EQUIVALENTS	(7,754)	(329)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,058	2,440

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,304	$2,111

Interest paid	$3,860	$11,994
Income taxes paid, net of tax refunds (received)	13,834	2,082

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

	Common Stock and Class B Common Stock		Common Stock Subscribed	Additional Paid-In Capital	Other	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total Stockholders' Equity

Balance at December 27, 2003	$45,917		$383	$130,862	$(1,185)	$(23,857)	$(1,995)	$(54,044)	$96,081

Stock subscriptions settled - 127,694 shares	96		(383)	(844)	1,131				---

Common Stock sold under Stock Option Plan -257,234 shares	772			657					1,429

Common Stock issued under Directors' Stock Plan - 26,020 shares	78			62					140

Amortization of restricted stock grants					21				21
Other comprehensive income							253		253
Net income for the year						8,682			8,682

Balance at September 25, 2004	$46,863	$	---	$130,737	$(33)	$(15,175)	$(1,742)	$(54,044)	$106,606

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements which do not include all the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which includes consolidated financial statements for the fiscal year ended December 27, 2003. Operating results for the three and nine month periods ended September 25, 2004 are not necessarily indicative of the results that may be expected for the entire 2004 year.

The financial statements separately report discontinued operations and the results of continuing operations (See Note F). Disclosures included herein pertain to the Company's continuing operations unless noted otherwise.

Certain prior period financial statement balances have been restated to reflect discontinued operations.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities"("FIN 46") and later issued a revised version, FIN 46R. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The revised version was applicable to all special purpose entities ("SPE's") created prior to February 1, 2003 at the end of the first interim or annual period after December 15, 2003. It was applicable to all non-SPE's created prior to February 1, 2003 at the first interim or annual reporting period ending after March 15, 2004. The Company has adopted FIN 46 and FIN 46R and the adoption did not have a material impact on its financial statements.

Chroma Systems is a partnership jointly owned by the Company and Monterey Carpets, Inc. that operates a dyeing and finishing facility in Santa Ana, California. The Company currently accounts for the partnership under the equity method of accounting. The Company's maximum exposure to loss of its interest in the partnership is limited to its initial investment and its undistributed share of the partnership's earnings.

NOTE C - STOCK COMPENSATION

The following pro forma summary presents the Company's net income and earnings per share which would have been reported had the Company determined stock compensation cost using the alternative fair value method of accounting set forth under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". The pro forma impact on net income (loss) and effects on earnings (loss) per share shown below may not be representative of future effects.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)
CONTINUED

	Three Months Ended		Nine Months Ended
	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004	Sept. 27, 2003

Net income (loss), as reported	$3,516	$(1,407)	$8,682	$(346)
Stock compensation expense, net of taxes	(672)	(41)	(759)	(124)

Adjusted net income (loss)	$2,844	$(1,448)	$7,923	$(470)

Basic earnings (loss) per share, as reported	$0.29	$(0.12)	$0.72	$(0.03)
Stock compensation expense, net of taxes	(0.06)	---	(0.06)	(0.01)

Adjusted basic earnings (loss) per share	$0.23	$(0.12)	$0.66	$(0.04)

Diluted earnings (loss) per share, as reported	$0.28	$(0.12)	$0.69	$(0.03)
Stock compensation expense, net of taxes	(0.05)	---	(0.06)	(0.01)

Adjusted diluted earnings (loss) per share	$0.23	$(0.12)	$0.63	$(0.04)

The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	Sept. 25, 2004	Sept. 27, 2003*	Sept. 25, 2004	Sept. 27, 2003

Expected life	5 years	---	5 years	5 years
Expected volatility	63.40%	---	63.40%	54.00%
Risk-free interest rate	3.47%	---	3.48%	2.79%
Dividend yield	0.00%	---	0.00%	0.00%

* There were no options granted during the three months ended September 27, 2003.

NOTE D - RECEIVABLES

Receivables are summarized as follows:

	Sept. 25, 2004	Dec. 27, 2003

Customers, trade	$33,350	$26,361
Other	1,137	1,145

	34,487	27,506

Less allowance for doubtful accounts	1,793	1,309

Net receivables	$32,694	$26,197

The Company had notes receivables in the amount of $3,337 and $3,381 at September 25, 2004 and December 27, 2003, respectively.

NOTE E - INVENTORIES

Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) cost method was used to determine cost for substantially all inventories at September 25, 2004 and December 27, 2003.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)
CONTINUED

Inventories are summarized as follows:

	Sept. 25, 2004	Dec. 27, 2003

Raw materials	$18,059	$14,266
Work-in-process	19,473	9,373
Finished goods	30,407	29,448
Supplies, repair parts and other	480	456
LIFO	(2,519)	(2,771)

Total inventories	$65,900	$50,772

Inventories in the Company's carpet yarn LIFO inventory pool were permanently reduced during the first six months of 2004 resulting in a LIFO inventory tier liquidation, the effect of which reduced cost of sales by $1,300 in the nine month period ending September 25, 2004

NOTE F - DISCONTINUED OPERATIONS

On November 12, 2003, the Company sold the businesses and assets of its factory-built housing, needlebond and carpet recycling operations. As part of the transaction, $8,000 of the proceeds were placed in escrow for one year from the date of sale to fund any indemnification liabilities to the purchaser that may arise during that period. In early fiscal 2004, the Company sold a spun yarn production facility whose production was substantially utilized by the operations sold on November 12, 2003. Proceeds from the sale of the spun yarn production facility, net of funds used to purchase certain leased assets sold with the facility and to pay certain expenses of the transaction were $6,424. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", operating results associated with the businesses sold were classified as discontinued operations for all periods presented and the assets associated with the spun yarn production facility were classified as assets held for sale at December 27, 2003.

Interest expense in the amount of $2,708 and $7,733 was allocated to discontinued operations during the three and nine month periods ended September 27, 2003, respectively, based on the ratio of net assets of discontinued operations to the total net assets of the Company.

Following is a summary of the financial information for the Company's discontinued operations:

		Three Months Ended				Nine Months Ended
		Sept. 25, 2004		Sept. 27, 2003		Sept. 25, 2004		Sept. 27, 2003

Net sales	$	---		$64,482	$	---		$197,839

Loss from discontinued operations:
Before income taxes		(60)		(2,146)		(660)		(4,896)
Income tax benefit		(22)		(799)		(246)		(1,843)

Loss from discontinued operations, net of tax		$(38)		$(1,347)		$(414)		$(3,053)

Income on disposal of discontinued operations:
Before income taxes		---		---		127		---
Income tax provision		---		---		48		---

Income on disposal of discontinued operations, net of tax	$	---	$	---		$79	$	---

At December 27, 2003, assets held for sale consisted of $999 of inventories and $4,594 of property, plant and equipment.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)
CONTINUED

NOTE G - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	Sept. 25, 2004	Dec. 27, 2003

Compensation and benefits	$9,906	$12,511
Accrued income taxes	1,771	10,695
Provision for customer rebates, claims and allowances	3,313	3,881
Accrued purchase price consideration	---	3,791
Other	5,634	5,132

Total accrued expenses	$20,624	$36,010

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

Following is a summary of the Company's product warranty activity:

	Three Months Ended		Nine Months Ended
	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004	Sept. 27, 2003

Reserve balance at beginning of period	$352	$335	$608	$806
Warranty liabilities accrued	815	532	1,589	1,433
Warranty liabilities settled	(409)	(618)	(1,390)	(1,948)
Changes for pre-existing warranty liabilities	2	210	(47)	168

Reserve balance at end of period	$760	$459	$760	$459

NOTE I - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	Sept. 25, 2004	Dec. 27, 2003

Senior indebtedness
Credit line borrowings	$27,766	$7,000
Term loans	18,570	25,000
Capital lease obligations	7,620	7,181

Total senior indebtedness	53,956	39,181
Convertible subordinated debentures	27,237	29,737

Total long-term debt	81,193	68,918
Less current portion of long-term debt	(5,926)	(12,326)
Less current portion of capital lease obligations	(1,649)	(1,344)

Total long-term debt, less current portions	$73,618	$55,248

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

The credit facility contains financial covenants relating to fixed charges and total debt, as well as covenants that limit future acquisitions, capital expenditures, and the payment of dividends. The unused borrowing capacity under this facility on September 25, 2004 was approximately $13,413.

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

The swap agreement was deemed highly effective as a cash flow hedge by the Company until a significant portion of its debt was retired in 2003. At such time, the Company de-designated the interest rate swap as a cash flow hedge and charged to interest expense the portion of the expense related to the interest rate hedge that was included in Accumulated Other Comprehensive Income ("AOCI") in proportion to the debt retired. Future changes in the fair value of the interest rate swap are being recognized through interest expense. Amounts that remained in AOCI at the time the interest rate swap was de-designated are being amortized against earnings as interest expense over the remaining life of the swap.

NOTE K - PENSION AND POSTRETIREMENT BENEFIT PLANS

The Company sponsors two defined benefit retirement plans, one that covers a limited number of the Company's active associates and another that has been frozen since 1993 as to new benefits earned under the plan. The Company is in the process of terminating the frozen defined benefit plan.

Costs charged to continuing operations for pension plans are summarized as follows:

	Three Months Ended		Nine Months Ended
	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004	Sept. 27, 2003

Components of net periodic benefit costs:
Defined benefit retirement plans
Service cost	$30	$33	$157	$98
Interest cost	37	81	151	134
Expected return on plan assets	(18)	(19)	(93)	(57)
Amortization of prior service cost	1	---	7	---
Recognized net actuarial loss	17	35	77	65

Net periodic benefit cost	$67	$130	$299	$240

The Company sponsors 401(k) defined contribution plans that covers substantially all associates.

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

Costs charged to continuing operations for all postretirement plans are summarized as follows:

	Three Months Ended		Nine Months Ended
	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004	Sept. 27, 2003

Components of net periodic benefit costs:
Postretirement benefit plans
Service cost	$10	$10	$30	$30
Interest cost	20	18	60	56
Amortization of prior service costs	(10)	(10)	(30)	(30)

Net periodic benefit cost	$20	$18	$60	$56

Amounts contributed or expected to be contributed by the Company during the current fiscal year to its pension and postretirement plans are not anticipated to be significantly different from amounts disclosed in the Company's 2003 Annual Report filed on Form 10-K.

NOTE L - COMMON STOCK AND EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

		Three Months Ended		Nine Months Ended
		Sept. 25, 2004	Sept. 27 2003	Sept. 25, 2004	Sept. 27 2003

Income (loss) from continuing operations (1)		$3,554	$(60)	$9,017	$2,707

Denominator for calculation of basic earnings (loss) per share - weighted-average shares (2)		12,180	11,748	12,084	11,751

Effect of dilutive securities:
	Stock options (3)	380	---	408	6
	Stock subscriptions (3)	12	---	18	2
	Restricted stock grants (3)	12	---	12	2
	Directors' stock performance units (3)	8	---	10	---

Denominator for calculation of diluted earnings (loss) per share - weighted-average shares adjusted for potential dilution (2)(3)		12,592	11,748	12,532	11,761

Earnings (loss) per share:
	Basic	$0.29	$(0.01)	$0.75	$0.23
	Diluted	$0.28	$(0.01)	$0.72	$0.23

(1)	No adjustments needed in the numerator for diluted calculations.

(2)	Includes Common and Class B Common shares stated in thousands.

(3)

Because their effects are anti-dilutive, excludes shares under restricted stock plans and shares issuable under stock option and stock subscription plans, whose grant price was greater than the average market price of Common Shares outstanding at the end of the relevant period, and excludes shares issuable on conversion of subordinated debentures into shares of Common Stock. Aggregate shares excluded were 1,052 in 2004 and 2,516 in 2003.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)
CONTINUED

NOTE M - COMPREHENSIVE INCOME

Comprehensive income (loss) is summarized as follows:

	Three Months Ended		Nine Months Ended
	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004	Sept. 27, 2003

Net income (loss)	$3,516	$(1,407)	$8,682	$(346)
Other comprehensive income:
Unrealized gain on interest rate swap agreements:
Pretax	93	357	409	549
Tax effect	(36)	(136)	(156)	(233)

Net unrealized gain	57	221	253	316

Comprehensive income (loss)	$3,573	$(1,186)	$8,935	$(30)

Components of accumulated other comprehensive loss, net of tax, are summarized as follows:

	Minimum Pension Liability	Interest Rate Swaps	Total

Balance at December 27, 2003	$(1,632)	$(363)	$(1,995)
Unrealized gain on interest rate swap agreement, net of tax of $112	---	181	181

Ineffective portion of interest rate swap agreement, net of tax of $44	---	72	72

Balance at September 25, 2004	$(1,632)	$(110)	$(1,742)

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

NOTE O - SUBSEQUENT EVENT

On November 8, 2004, the Company effectively acquired the 50% interest in Chroma Systems Partners held by Monterey Carpets, Inc. Prior to the acquisition, Chroma, headquartered in Santa Ana, California, was jointly owned by the Company and Monterey. Chroma currently dyes and finishes substantially all of Monterey's carpet yarn and carpet production and the Company's Fabrica Division's carpet production and performs carpet dyeing and finishing for other carpet mills. Monterey's partnership interest was redeemed by Chroma for a nominal cash consideration and the Company entered into an agreement with Monterey to facilitate the orderly transition of the dyeing and finishing services performed for Monterey to other facilities owned by Monterey's parent corporation.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)
CONTINUED

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL                CONDITION

The following information is presented to update the discussion of results of operations and financial condition included in our 2003 Annual Report on Form 10-K.

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

In September 2004, operations at our manufacturing and distribution facilities located in Atmore, Saraland and Roanoke, Alabama were suspended for approximately three days due to Hurricane Ivan. We believe the effect of the hurricane, and suspension of operations, reduced our third quarter 2004 net sales by approximately $2.0 million and our income from continuing operations by approximately $500 thousand, or $0.04 per diluted share.

On November 8, 2004, we effectively acquired the 50% interest in Chroma Systems Partners held by Monterey Carpets, Inc. Prior to the acquisition we jointly owned Chroma, headquartered in Santa Ana, California, with Monterey. Chroma currently dyes and finishes substantially all of Monterey's production, and our Fabrica Division's production and performs carpet dyeing and finishing for other carpet mills. Monterey's partnership interest was redeemed by Chroma for a nominal cash consideration and we entered into an agreement with Monterey to facilitate the orderly transition of the dyeing and finishing services performed for Monterey to other facilities owned by Monterey's parent corporation. We believe this transaction will have a positive affect on our long-term operations, allowing us to eliminate certain lease costs related to our West Coast operations, eliminate cost related to Chroma's yarn skein dyeing operations, and restructure Chroma's carpet dyeing and finishing operations to better serve our West Coast carpet dyeing and finishing requirements.

The following table sets forth certain elements of our results from continuing operations as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004	Sept. 27, 2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.3%	66.4%	66.0%	65.7%
Gross profit	33.7%	33.6%	34.0%	34.3%
Selling and administrative expenses	24.3%	30.5%	25.8%	28.9%
Other (income) expense - net	(0.1)%	(0.2)%	(0.5)%	(0.5)%
Operating income	9.5%	3.3%	8.7%	5.9%

Net Sales. Our net sales increased significantly in the third quarter and the first nine months of 2004, compared with the same periods in 2003. The improved sales occurred despite the negative effect of the suspension of our Atmore, Saraland and Roanoke, Alabama operations and were the result of the growing economy and new product introductions. Net sales for the quarter ended September 25, 2004 were $74.1 million, an increase of 26% over net sales of $58.8 million for the quarter ended September 27, 2003. The improved third quarter sales were driven by a 31% increase in revenue from residential carpet products and a 22% increase in revenue from commercial carpet products. Net sales for the first nine months of 2004 were $209.3 million, an increase of 23.5% over net sales of $169.5 million for the first nine months of 2003. The year-over-year revenue increase was 30% for residential carpet products and 13% for commercial carpet products. Approximately half of our 2004 revenue growth was attributable to our Dixie Home residential brand of carpet products, which was introduced in 2003.

Cost of Sales and Gross Profit. Gross profit improved $5.2 million in the third quarter of 2004 and $12.9 million for the first nine months of 2004, compared with the same periods in 2003. The improved gross profit reflects the effect of higher sales volume, increased selling prices, better manufacturing efficiencies and for the first nine months of 2004, the effect of a liquidation of LIFO inventories. These improvements more than offset the effect of significant increases in raw material and other costs, the negative effect of sales mix and the suspension of our Atmore, Saraland and Roanoke, Alabama operations in the 2004 periods. The LIFO inventory liquidation was due to permanent reductions in inventories in our carpet yarn LIFO inventory pool that reduced our cost of sales by $1.3 million for the first nine months of 2004.

Selling and Administrative Expenses. Selling and administrative expenses decreased as a percent of sales during the 2004 reporting periods due to higher sales volume and our efforts to control cost.

Other (Income) Expense - Net. Other (income) expense - net reflected a decrease in income of $69 thousand during the third quarter 2004 and a net increase in income of $183 thousand for the first nine months of 2004, compared with the same periods in 2003.

Interest Expense. Interest expense decreased $666 thousand in the third quarter 2004 and $1.9 million for the first nine months of 2004, compared to the corresponding periods of 2003 due to lower levels of debt in 2004. During 2003, interest expense was allocated to continuing operations based on the ratio of net assets of continuing operations to our total net assets.

Income Tax Provision (Benefit). Our effective income tax rate was 37.3% in the third quarter and first nine months of 2004 and 36.8% and 38.0% for the three and nine-month periods ended September 27, 2003, respectively. Changes in the effective income tax rate were principally due to the relationship of non-deductible expenses to pre-tax earnings in each of these reporting periods.

Income (Loss) From Continuing Operations. Income from continuing operations was $3.6 million, or $0.28 per diluted share, for the quarter ended September 25, 2004, compared with a loss of $60 thousand, or $0.01 per diluted share, for the quarter ended September 27, 2003. Income from continuing operations was $9.0 million, or $0.72 per diluted share, for the first nine months of 2004 compared with $2.7 million, or $0.23 per diluted share, for the first nine months of 2003.

Net Income (Loss). Including discontinued operations, net income was $3.5 million, or $0.28 per diluted share for the quarter ended September 25, 2004, compared with a loss of $1.4 million, or $0.12 per diluted share, for the quarter ended September 27, 2003. Net income was $8.7 million, or $0.69 per diluted share, for the nine-month period ended September 25, 2004 compared with a net loss of $346 thousand, or $0.03 per diluted share, for the nine-month period ended September 27, 2003.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 25, 2004, we generated $6.4 million of funds from the sale of property, plant and equipment, increased net borrowings by $12.3 million, issued $1.4 million of Common Stock and reduced cash and short-term investments by $7.8 million. These funds were used to finance our operations, pay $10.2 million of income taxes and a $3.4 million purchase price adjustment related to businesses sold in fiscal 2003, and to fund capital expenditures.

Capital expenditures for the nine-month period ended September 25, 2004 were $9.5 million while depreciation and amortization was $6.5 million. We expect capital expenditures to be approximately $14 million to $16 million for the fiscal year 2004 while depreciation and amortization is expected to be approximately $8.5 million in the same period.

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

On April 14, 2004, we amended and restated our senior loan and security agreement with Fleet Capital Corporation, as Agent. The amended agreement reduced interest rates and certain fees applicable to the credit facility, modified financial covenants and provides $60.0 million of credit, consisting of $40.0 million of revolving credit through May 11, 2007 and a $20.0 million term loan. The term loan is payable in quarterly installments of $715,000 beginning June 1, 2004 and is due in May 2007. Interest rates available under the facility may be selected from a number of options that effectively allow us to borrow at rates ranging from the lender's prime rate to the lender's prime rate plus 1.00% for base rate loans, or at rates ranging from LIBOR plus 2.00% to LIBOR plus 3.50% for LIBOR loans. Commitment fees of 0.375% per annum are payable on the average daily unused balance of the revolving credit facility. The levels of our accounts receivable and inventory limit borrowing availability under the revolving credit facility. The facility is secured by a first priority lien in substantially all of our assets.

The credit facility contains financial covenants relating to fixed charges and total debt and covenants that limit future acquisitions, capital expenditures, and the payment of dividends. The unused borrowing capacity under this credit facility on September 25, 2004 was approximately $13.4 million. We believe our operating cash flows and credit availability from our senior lenders are adequate to finance our anticipated liquidity requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities"("FIN 46") and later issued a revised version, FIN 46R. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The revised version was applicable to all special purpose entities ("SPE's") created prior to February 1, 2003 at the end of the first interim or annual period after December 15, 2003. It was applicable to all non-SPE's created prior to February 1, 2003 at the first interim or annual reporting period ending after March 15, 2004. We have adopted FIN 46 and FIN 46R and the adoption did not have a material impact on our financial statements.

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

Raw material prices may increase.

The cost of raw materials has a significant impact on our profitability. In particular our business requires the purchase of large volumes of nylon yarn, synthetic backing, wool yarn, latex, dyes, and other raw materials. Increases in the cost of these raw materials could materially adversely affect our business, results of operations and financial condition if we are unable to pass such increases through to our customers. Prices of raw materials increased in the first nine months of 2004. We believe we have been and will be successful in increasing prices to pass along raw material and other cost increases; however, there can be no assurance that we will successfully recover such increases in cost.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk (dollars in thousands)

As of September 25 2004, the Company had an interest rate swap agreement with a notional amount of $70,000 which expires on March 11, 2005. Under the agreement, the Company pays a fixed rate of 3.24% times the notional amount, and receives in return an amount equal to a specified variable rate of interest times the same notional amount. Any rate differential realized is recognized as an adjustment to interest expense during the life of the swap agreement. Based upon the Company's $70,000 interest rate swap agreement, a 10% fluctuation in the variable rate would result in an annual after-tax economic impact of approximately $77.

Item 4 - Controls and Procedures

As of September 25, 2004, our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management concluded that disclosure controls and procedures were effective. Further, no change in our internal control over financial reporting occurred during the quarter covered by this report that materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings
None.

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Company Securities
(a)

On August 16, 2004, one participant in the Company's Stock Ownership Plan settled his outstanding subscriptions under such plan covering a total of 104,653 shares (which could be settled, at the participant's election, either for all Common Stock or for Common Stock and Class B Common Stock in proportion to the participant's existing ownership), with an aggregate subscription price of $928,795.38, through the surrender to the Company of 78,912 shares of Class B Common Stock, valued at the Common Stock market price of $11.77 per share, and payment of $1.14 cash (resulting in the net delivery of 966 new shares of unregistered Common Stock and 103,687 new shares of unregistered Class B Common Stock). We believe that this issuance of unregistered securities was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof because such issuance did not involve a public offering or sale. No underwriters, brokers or finders were involved in this transaction.

(b)	The following table presents information with respect to repurchases of Common Stock made by us during the three months ended September 25, 2004:

	Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May be Purchased Under the Plant

	June 27, 2004 - July 31, 2004	3,267	$11.89	---	---

	August 1, 2004 - August 28, 2004	---	---	---	---

	August 29, 2004 - September 25, 2004	---	---	---	---

	Total	3,267	$11.89	---	---

(1)	Represents shares surrendered to the Company by an option holder to pay the exercise price for options exercised under the1990 Stock Option Plan.

(2)	Represents the market value of the Common Stock on the exercise date of the stock option, which was used to determine the number of shares required to be surrendered in payment of the exercise price.

Item 3 - Defaults Upon Senior Securities

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

THE DIXIE GROUP, INC.

(Registrant)

Date: November 9, 2004	By: /s/ GARY A. HARMON

Gary A. Harmon Vice President and Chief Financial Officer

Date: November 9, 2004	By: /s/ D. EUGENE LASATER

D. Eugene Lasater Controller