Form 10-K
period 2004-12-25
DIXIE GROUP INC
filed 2005-03-07
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [ X ]	No [ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 26, 2004 (the last business day of the registrant's most recently completed fiscal second quarter) was approximately $125,250,000. The aggregate market value was computed by reference to the closing price of the Common Stock on such date. In making this calculation, the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding Common Stock, and no other persons, are affiliates. No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of March 3, 2005
Common Stock, $3.00 Par Value	11,631,309 shares
Class B Common Stock, $3.00 Par Value	667,569 shares
Class C Common Stock, $3.00 Par Value	0 shares

Documents Incorporated By Reference.

Specified portions of the following documents are incorporated by reference:
     Proxy Statement of the registrant for annual meeting of shareholders to be held May 3, 2005 (PART III).

PART I

ITEM 1.     BUSINESS

General

Our business consists principally of marketing, manufacturing and selling carpet and rugs to high-end residential and commercial customers through the Fabrica International, Masland Carpets and the Dixie Home brands. Our Candlewick carpet yarn business primarily processes yarn for our carpet businesses and also processes yarns for independent carpet manufacturers.

Our Recent History

Beginning in 1993, we entered the soft floorcovering business, using our carpet yarn business as a base, with the acquisition of Carriage Industries and Masland Carpets. Over the next seven years we made six additional floorcovering acquisitions concluding with our acquisition of Fabrica International and an interest in the dyeing and finishing operations of Chroma Systems Partners ("Chroma") on July 1, 2000. Our floorcovering acquisitions were partially financed by selling assets of our textile products businesses. In 1999, we sold the last of our textile products' assets to complete our transformation from the textile products business to a marketer and manufacturer of soft floorcovering products.

During the years 2000 through 2003, our profitability was adversely affected by operational inefficiencies associated with assimilating acquisitions into our North Georgia carpet operations and a significant decline in the factory-built housing industry. Our commitment to our brands, the upper-end of the floorcovering market and our desire to reduce our outstanding debt, led to the sale, in November 2003, of our North Georgia factory-built housing carpet, needlebond and carpet recycling businesses and related assets. In early 2004, we sold a carpet yarn facility located in Ringgold, Georgia that was a significant supplier of spun yarns to our North Georgia carpet operations.

The sale of these businesses and assets allowed us to substantially reduce our debt, diversify our customer base and focus on our core competencies in the upper-end of the soft floorcovering market where we believe we have strong brands and competitive advantages with our style and design capabilities and customer relationships.

Although smaller, our business is growing, is more profitable and has greater growth potential. It is concentrated in areas of the soft floorcovering markets where innovative styling, design, color, quality and service, as well as limited distribution, are welcomed and rewarded. Through Masland, Fabrica, and Dixie Home, we have a significant presence in the high-end of the soft floorcovering market. Our brands are well known, highly regarded and complementary; by being differentiated, we offer meaningful alternatives to the discriminating customer.

Our Business Units

The Company is now in one line of business, Carpet Manufacturing. In fiscal 2003, the Company reported its operations as two segments: Carpet Manufacturing and Floorcovering Base Materials (Carpet Yarns). In the calendar year 2003, the Company sold a substantial portion of its carpet yarn manufacturing facilities and subsequently integrated the operations of its remaining carpet yarn facility into its carpet manufacturing business. The Company measures the operations of its carpet yarn manufacturing facility as a cost center and considers it principally as a raw material source for its carpet businesses.

Fabrica

Fabrica, founded in 1977, markets and manufactures luxurious residential carpet and custom rugs, at selling prices that we believe are approximately five times the average for the soft floorcovering industry. Its primary customers are interior decorators and designers, selected retailers and furniture stores, luxury home builders and manufacturers of luxury motor coaches and yachts. Fabrica is among the leading premium brands in the domestic marketplace and is known for styling innovation and unique colors and patterns. Fabrica is viewed by the trade as a premier brand and resource for very high-end carpet. Fabrica also is known as a styling trendsetter and a market leader in the very high-end residential sector. Since its acquisition in July 2000, sales have continued to grow and in 2004 accounted for approximately 21% of our sales.

Masland

Masland Carpets, founded in 1866, markets and manufactures design-driven specialty carpets and rugs for the high-end residential and commercial marketplaces. Its residential broadloom carpet products are marketed at selling prices that we believe are approximately four times the average for the soft floorcovering industry. Its products are marketed through the architectural, specifier and interior design communities, as well as to consumers through specialty floorcovering retailers and directly to corporate end-users. Masland accounted for approximately 59% of our sales in 2004. Masland has strong brand recognition within the upper-end residential and commercial markets. Masland competes in each of these markets through innovative styling, color, product design, quality and service.

Dixie Home

Dixie Home was introduced in 2003 as a brand to provide stylishly designed, differentiated products that offer affordable fashion to residential consumers. Through Dixie Home, we market an array of tufted broadloom residential carpet to selected retailers, home centers and distributors under the Dixie Home and private label brands. Our objective is to make this brand the line of choice for styling, service and quality in the more moderately priced sector of the high-end broadloom residential carpet market. Its products are marketed at selling prices which we believe range from two to three times the average for the soft floorcovering industry. This product collection has been well received in the marketplace and is expected to have significant growth potential. Dixie Home accounted for approximately 14% of our sales in 2004.

Candlewick

Candlewick develops and processes a complex variety of innovative filament yarns. Our carpet manufacturing operations utilize approximately 75% of Candlewick's unit production volume. Candlewick's external specialty yarn sales accounted for approximately 6% of our sales in 2004, and its capacity, currently devoted to external sales, could be utilized to support growth in our carpet businesses without significant capital investment. Our expertise and experience in developing new, uniquely-styled proprietary yarns are key factors in the ability of our carpet businesses to consistently develop specialized, unique and innovative products that we believe are difficult for our competitors to readily duplicate.

Industry

The carpet and rug industry has two primary markets, residential and commercial, with the residential market making up the largest portion of the industry's sales. A substantial portion of industry shipments is made in response to replacement demand. Residential products consist of broadloom carpets, rugs and bathmats in a broad range of styles, colors and textures. Commercial products consist primarily of broadloom carpet and carpet tiles for a variety of institutional applications such as office buildings, restaurant chains, schools and other commercial establishments. The carpet industry also manufactures carpet for the automotive, recreational vehicle and small boat and other industries.

The Carpet and Rug Institute (the "CRI") is the national trade association representing carpet and rug manufacturers. Information compiled by the CRI suggests that the domestic carpet and rug industry is comprised of fewer than 100 manufacturers, with a significant majority of the industry's production concentrated in a limited number of manufacturers. The industry has continued to consolidate in recent years. We believe that this consolidation provides us with opportunities to capitalize on our competitive strengths in selected markets where innovative styling, design, product differentiation, focused service and limited distribution can add value.

Competition

The floorcovering industry is highly competitive. We compete with other carpet manufacturers and rug manufacturers of other types of floorcoverings. Despite the industry consolidation, a large number of smaller manufacturers remain. We believe our products are among the leaders in styling and design in the high-end residential and high-end commercial carpet markets. However, a number of competitors manufacture similar products and some of these competitors have greater financial resources than we do.

We believe the principal competitive factors in our primary floorcovering markets are innovative styling, color, product design, quality and service. In the high-end residential and high-end commercial markets, carpet competes with various other types of floorcoverings.

We believe we have competitive advantages in several areas. We have an attractive portfolio of brands that we believe are well known, highly regarded by customers and complementary; by being differentiated, we offer meaningful alternatives to the discriminating customer. In addition, we have established longstanding relationships with key suppliers in our industry and customers in most of our markets. Finally, our reputation for innovative design excellence and our experienced management team enhance our competitive position.

Backlog

Sales order backlog is not material to an understanding of our business, due to relatively short lead times for order fulfillment for the markets served by the vast majority of our production.

Trademarks

Our floorcovering businesses own a variety of trademarks under which our products are marketed. Among such trademarks, the names "Masland" "Fabrica" and "Dixie Home" are of greatest importance to our business. We believe that we have taken adequate steps to protect our interest in all significant trademarks.

Product Concentration

We do not believe that we have any single class of products that accounts for more than 10 percent of our sales. However, our sales may be classified by significant markets, and such information for the past three years is summarized as follows:

	2004	2003	2002

Residential floorcovering products	65%	62%	58%
Commercial floorcovering products	29%	31%	30%
Carpet yarn products	6%	7%	12%

Seasonality

Our sales volumes have normally reached their highest levels in the fourth quarter (approximately 28% of our annual sales) and their lowest levels in the first quarter (approximately 22% of our annual sales), with the remaining sales being distributed relatively equally between the second and third quarters. Working capital requirements have normally reached their highest levels in the second and third quarters of the year.

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

Employment Level

We employ approximately 1,400 associates in our continuing operations.

Available Information

Our internet address is www.thedixiegroup.com. We make the following reports filed by us with the Securities and Exchange Commission available, free of charge, on our website under the heading "Investor Relations":

1.  annual reports on Form 10-K;

2.  quarterly reports on Form 10-Q;

3.  current reports on Form 8-K; and

4.  amendments to the foregoing reports.

The contents of our website are not a part of this report.

 ITEM 2.     PROPERTIES

The following table lists the Company's facilities according to location, type of operation and approximate total floor space as of February 1, 2005:
Location	Type of Operation	Approximate Square Feet

Administrative:
Dalton, GA*	Administrative	16,000
Mobile, AL	Administrative	29,000
Santa Ana, CA	Administrative	10,000
Santa Ana, CA*	Administrative	10,500
Chattanooga, TN*	Administrative	3,500

	Total Administrative	69,000

Manufacturing and Distribution:
Atmore, AL	Carpet Manufacturing, Distribution	668,200
Mobile, AL	Distribution	384,000
Mobile, AL*	Samples/Rug Manufacturing, Distribution	264,000
Roanoke, AL	Carpet Yarn Processing	201,000
Santa Ana, CA*	Carpet/Rug Manufacturing	98,000
Santa Ana, CA	Carpet Dyeing and Finishing	194,000
Santa Ana, CA*	Distribution	75,000
Chatsworth, GA *	Samples / R & D	65,000

	Total Manufacturing and Distribution	1,949,200

	TOTAL	2,018,200

* Leased properties

In addition to the facilities listed above, the Company leases various warehousing and office spaces.

In our opinion, our manufacturing facilities are well maintained and our machinery is efficient and competitive. Operations of our facilities generally vary between 120 and 168 hours per week. Substantially, all of our owned properties are subject to mortgages, which secure the outstanding borrowings under our senior credit facility.

ITEM 3.    LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party or of which any of its property is the subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of 2004 to a vote of the shareholders.

Pursuant to instruction G of Form 10-K the following is included as an unnumbered item to PART I.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and offices held by the executive officers of the registrant as of February 22, 2005, are listed below along with their business experience during the past five years.

Name, Age and Position	Business Experience During Past Five Years
Daniel K. Frierson, 63 Chairman of the Board, and Chief Executive Officer, Director

Director since 1973, Chairman of the Board since 1987 and Chief Executive Officer since 1980. He serves on the Company's Executive Committee and is Chairman of the Company's Retirement Plans Committee. He also serves as Director of Astec Industries, Inc. headquartered in Chattanooga, Tennessee; Printpack, Inc., headquartered in Atlanta, Georgia; and Louisiana-Pacific Corporation headquartered in Nashville, TN.

Gary A. Harmon, 59 Vice President and Chief Financial Officer	Vice President and Chief Financial Officer since January 2000. Treasurer 1993 to 2000. Director of Tax and Financial Planning, 1985 to 1993.
David E. Polley, 70 Vice President Marketing

Vice President of Marketing since November of 2002. President, Residential Division of Mohawk Industries, Inc. from 1998 to 2002. President of World Carpets from 1991 to 1998. Prior to 1991, President of Lee's Residential Carpet Business.

Kenneth L. Dempsey, 46 Vice President and President, Masland Commercial	Vice President and President, Masland Commercial since February 2005. Vice President and President, Masland Carpets, 1997 to 2005. Vice President of Marketing, Masland, 1991 to 1996.
Craig S. Lapeere, 55 Vice President and President, Masland Residential	Vice President and President, Masland Residential since February 2005. Vice President of Sales, Masland Carpets, 1998 to 2005.
D. Wayne Pattillo, 60 Vice President Manufacturing

Vice President Manufacturing since February 2005. Executive Vice President of Manufacturing for East Coast manufacturing, 2003 to 2005. Prior to 2003, Executive Vice President of Manufacturing, North Georgia Operations.

Royce R. Renfroe, 58 Vice President and President, Fabrica International	Vice President since May 2001. President of Fabrica since 1998. Prior to 1998, President and Chief Executive Officer of Bentley Mills, Division of Interface, Inc.
W. Derek Davis, 54 Vice President, Human Resources	Vice President of Human Resources since January 1991. Corporate Employee Relations Director, 1990 to 1991.
Jon A. Faulkner, 44 Vice President Planning and Development	Vice President of Planning and Development since February 2002. Executive Vice President of Sales and Marketing for Steward, Inc. from 1997 to 2002.
D. Eugene Lasater, 54 Controller	Controller since 1988.
Starr T. Klein, 62 Secretary	Secretary since November 1992. Assistant Secretary, 1987 to 1992.
The executive officers of the registrant are generally elected annually by the Board of Directors at its first meeting held after each annual meeting of the Company's shareholders.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the National Market System with the NASDAQ symbol DXYN. No market exists for the Company's Class B Common Stock.

As of February 1, 2005, the total number of holders of the Company's Common Stock was approximately 2,800, including an estimated 2,100 shareholders who hold the Company's Common Stock in nominee names, but excluding approximately 1,150 participants in the Company's 401(k) plan who may direct the voting of the shares allocated to their accounts. The total number of holders of the Company's Class B Common Stock was 15.

Quarterly Financial Data, Dividends and Price Range of Common Stock

Following are quarterly financial data, dividends and price range of Common Stock for the four quarterly periods in the years ended December 25, 2004 and December 27, 2003. Totals of the quarterly information for each of the years reflected below may not necessarily equal the annual totals. The discussion of restrictions on payment of dividends is included in Note G to the Consolidated Financial Statements included herein.

THE DIXIE GROUP, INC.
QUARTERLY FINANCIAL DATA, DIVIDENDS AND PRICE RANGE OF COMMON STOCK
(unaudited)
(dollars in thousands, except per share data)

2004 QUARTER	1st	2nd	3rd	4th

Net sales	$64,404	$70,818	$74,108	$82,641
Gross profit	21,522	24,667	24,983	28,307
Operating income	3,880	6,134	6,941	8,642
Income from continuing operations	1,976	3,486	3,554	5,024
Loss from discontinued operations	(338)	(38)	(38)	(873)
Income (loss) on disposal of discontinued operations	79	---	---	(517)
Net income	1,717	3,448	3,516	3,634

Basic earnings (loss) per share:
Continuing operations	0.16	0.28	0.29	0.41
Discontinued operations	(0.03)	---	---	(0.07)
Disposal of discontinued operations	0.01	---	---	(0.04)

Net income	0.14	0.28	0.29	0.30

Diluted earnings (loss) per share:
Continuing operations	0.16	0.27	0.28	0.40
Discontinued operations	(0.03)	---	---	(0.07)
Disposal of discontinued operations	0.01	---	---	(0.04)

Net income	0.14	0.27	0.28	0.29

Dividends:
Common Stock	---	---	---	---
Class B Common Stock	---	---	---	---

Common Stock Prices:
High	12.41	14.05	12.01	16.70
Low	7.58	10.66	10.16	11.00

2003 QUARTER	1st	2nd	3rd	4th (1)

Net sales	$51,885	$58,857	$58,790	$64,617
Gross profit	18,129	20,347	19,749	21,697
Operating income (loss)	2,820	4,852	1,713	(6,576)
Income (loss) from continuing operations	877	1,889	(60)	(11,734)
Loss from discontinued operations	(1,213)	(492)	(1,347)	(2,097)
Loss on disposal of discontinued operations	---	---	---	(2,778)
Net income (loss)	(336)	1,397	(1,407)	(16,609)

Basic earnings (loss) per share:
Continuing operations	0.07	0.16	(0.01)	(0.99)
Discontinued operations	(0.10)	(0.04)	(0.11)	(0.18)
Disposal of discontinued operations	---	---	---	(0.23)

Net income (loss)	(0.03)	0.12	(0.12)	(1.40)

Diluted earnings (loss) per share:
Continuing operations	0.07	0.16	(0.01)	(0.99)
Discontinued operations	(0.10)	(0.04)	(0.11)	(0.18)
Disposal of discontinued operations	---	---	---	(0.23)

Net income (loss)	(0.03)	0.12	(0.12)	(1.40)

Dividends:
Common Stock	---	---	---	---
Class B Common Stock	---	---	---	---

Common Stock Prices:
High	4.34	3.50	8.00	8.95
Low	2.85	2.80	3.06	7.08

(1) Includes impairments, other charges and debt extinguishment costs that resulted from the sale of our North Georgia operations. These items reduced operating income (loss) by $11,366, income (loss) from continuing operations and net income (loss) by $13,445, or $1.14 per basic and diluted share.

ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the related consolidated financial statements and notes thereto included under Items 8, 15(a) (1) and (2) and 15(c) of this report on Form 10-K.

FISCAL YEARS	2004 (1)	2003 (2)	2002 (3)	2001	2000(4)

OPERATIONS
Net sales	$291,971	$234,149	$223,283	$230,869	$230,950
Gross profit	99,479	79,923	77,183	73,733	63,703
Operating income	25,597	2,809	24,104	13,996	8,534
Income (loss) from continuing operations before income taxes	21,891	(14,165)	16,790	11,281	7,401
Income tax provision (benefit)	7,851	(5,138)	5,342	4,287	2,812
Income (loss) from continuing operations	14,040	(9,027)	11,448	6,994	4,589
Depreciation and amortization (5)	8,601	9,349	9,684	11,019	9,922
Dividends	---	---	---	---	---
Capital expenditures (5)	13,611	12,514	3,776	8,909	20,410

FINANCIAL POSITION
Assets	$248,277	$238,954	$416,646	$386,188	$423,206
Working capital	58,610	47,260	65,262	37,649	61,295
Long-term debt:
Senior indebtedness	42,077	28,011	21,342	85,798	112,286
Subordinated notes	---	---	---	35,714	40,476
Convertible subordinated debentures	24,737	27,237	29,737	32,237	34,737
Stockholders' equity	110,837	96,081	111,352	106,225	108,291

PER SHARE
Income (loss) from continuing operations:
Basic	$1.16	$(0.77)	$0.98	$0.60	$0.40
Diluted	1.12	(0.77)	0.97	0.59	0.40
Dividends:
Common Stock	---	---	---	---	---
Class B Common Stock	---	---	---	---	---
Book value	9.03	8.07	9.46	9.05	9.41

GENERAL
Weighted-average common shares outstanding:
Basic	12,119,050	11,773,024	11,723,192	11,669,144	11,473,210
Diluted	12,574,695	11,773,024	11,820,827	11,747,740	11,473,210

Number of shareholders (6)	2,800	2,800	2,800	3,000	3,500
Number of associates	1,400	1,300	2,850	3,200	3,800

(1) Includes the results of operations of Chroma subsequent to November 7, 2004.

(2) Includes impairment, other charges and debt extinguishment costs that resulted from the sale of our North Georgia operations. These items reduced operating income by $11,366, income (loss) from continuing operations before income taxes by $21,073 and income (loss) from continuing operations by $13,445, or $1.14 per basic and diluted share.

(3) Includes impairment and other charges of $3,614 and a gain from the sale of an extrusion yarn facility of $6,901. These items increased operating income by $3,287.
(4) Includes the results of operations of Fabrica and the equity earnings of Chroma subsequent to July 1, 2000.
(5) Excludes discontinued operations.

(6) The approximate number of record holders of the Company's Common Stock for 2000 through 2004 includes Management's estimate of shareholders who held the Company's Common Stock in nominee names as follows: 2000 - 2,500 shareholders; 2001 - 2,100 shareholders; 2002 - 2,000 shareholders; 2003 - 2,100 shareholders; 2004 - 2,100 shareholders.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

OVERVIEW
We began 2004 as a company focused on our core competencies, committed to our brands and the upper-end of the soft floorcovering market, with a strong balance sheet, and well positioned to take advantage of an improving economy. Our business is concentrated in areas of the soft floorcovering market where innovative styling, design, color, quality and service as well as limited distribution are welcomed and rewarded. Through our Fabrica, Masland, and Dixie Home brands, we have a significant presence in the high-end of the soft floorcovering market. Our Candlewick carpet yarn operations supply plied and heat-set filament yarns primarily to our carpet manufacturing businesses and processes yarn for independent carpet manufacturers.

During 2002, we sold our carpet yarn extrusion operation. In November 2003 and early fiscal 2004, we sold substantially all of our assets located in North Georgia, including our factory-built housing carpet, needlebond, carpet recycling businesses and a carpet spun yarn manufacturing facility to Shaw Industries Group, Inc. Financial results for the operations sold have been classified as discontinued operations for all periods presented. These sales significantly reduced our debt, diversified our customer base, and improved our strategic position.

CRITICAL ACCOUNTING POLICIES

Certain estimates and assumptions are made when preparing financial statements. These estimates and assumptions affect various matters, including:

  Amounts reported for assets and liabilities in our Consolidated Balance Sheets at the dates of the financial statements, and
  Amounts reported for revenues and expenses in our Consolidated Statements of Operations during the reporting periods presented.

Estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict. As a result, actual amounts could differ from estimates made in preparing the financial statements.

The Securities and Exchange Commission ("SEC") has issued disclosure guidance requiring management to identify its most critical accounting policies. Such critical accounting policies are those that are both most important to the portrayal of our financial condition and results and the application of which requires our most difficult, subjective, and complex judgments, as a result of the need to make estimates about inherently uncertain matters that may change in subsequent periods.

We believe application of the following accounting policies require significant judgments and estimates in preparing our consolidated financial statements and represent our critical accounting policies. Other significant accounting policies are discussed in Note A to our Consolidated Financial Statements.

  Revenue recognition. Revenues are recognized when legal title of the products we sell passes to our customer, which is at the time goods are shipped.

  Accounts receivable. We provide allowances for expected cash discounts, returns, claims and doubtful accounts based upon historical experience and periodic evaluation of the financial condition of our customers. If the financial condition of our customers significantly deteriorates, or other factors impair their ability to pay their debts, credit losses could differ from allowances recorded in our Consolidated Financial Statements.

  Customer claims and product warranties. We provide varying warranties related to our products against manufacturing defects and specific performance standards. We record reserves for the estimated costs of defective products and failure to meet applicable performance standards. The levels of reserves are established based primarily upon historical experience and our evaluation of known claims. Because our evaluations are primarily based on historical experience, actual results could differ from the reserves used in our Consolidated Financial Statements.

  Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out method (LIFO), which generally matches current costs of inventory sold with current revenues, for substantially all inventories. Reserves are also established to adjust inventories that are off-quality, aged or obsolete to their estimated fair market value. Inventories on hand are compared against anticipated future usage in order to evaluate obsolescence and excessive quantities. Additionally, rates of recoverability per unit of off-quality, obsolete or excessive inventory are estimated based on historical rates of recoverability. Actual results could differ from assumptions used to value our inventory.

  Goodwill. Goodwill is subject to annual impairment testing. The impairment tests are based on determining the fair value of the underlying assets and businesses to which the goodwill applies based on estimates of future cash flows, which require management's judgments and assumptions about future economic factors that are difficult to predict and in some cases beyond our control. Changes in our judgments and assumptions about future economic factors could materially change our estimate of values and could materially impact the value of goodwill and our consolidated financial statements.

  Self-insured accruals. We estimate the costs to settle claims related to our self-insured medical, dental and workers' compensation plans. These estimates include costs to settle known claims, as well as unreported claims. The estimated costs of known and unreported claims are based on historical experience. Actual results could differ from assumptions used to estimate these accruals.

  Deferred tax assets and liabilities. We recognize deferred tax assets and liabilities for the future tax consequences of differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates that will be applicable in future periods when the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in income tax rates is recognized in earnings in the period that the change in income tax rates is enacted. Taxing jurisdictions could retroactively disagree with our tax treatment of various items in a manner that could affect the tax treatment of such items going forward. Accounting rules require these future effects to be evaluated using existing laws, rules and regulations, each of which is subject to change.

  Loss contingencies. We recognize a loss contingency when we believe it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. Judgment must be applied to determine if such an event has occurred and to quantitify the financial impact of such an event.

RESULTS OF OPERATIONS

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements that were prepared in accordance with U. S. generally accepted accounting principles. The following table sets forth certain elements of our continuing operations as a percentage of net sales for the periods indicated:
Fiscal Year Ended

	December 25, 2004	December 27, 2003	December 28, 2002

Net sales	100.0%	100.0%	100.0%
Cost of sales	65.9%	65.9%	65.4%

Gross profit	34.1%	34.1%	34.6%
Selling and administrative expenses	25.1%	28.1%	25.3%
Impairments and other charges	--- %	4.8%	1.6%
Other operating income	(0.1)%	(0.2)%	(3.4)%
Other operating expense	0.3%	0.2%	0.3%

Operating income	8.8%	1.2%	10.8%

Fiscal Year Ended December 25, 2004, Compared with Fiscal Year Ended December 27, 2003

Net Sales. Net sales for the year ended December 25, 2004 increased 24.7% to $292.0 million. The improved revenue was driven by significant increases in sales of residential and commercial carpet products. Compared with 2003, net sales of residential carpet increased 31.4% and net sales of commercial carpet increased 15.0%. Approximately half of the total improvement in net sales was attributable to our Dixie Home collection of residential products, which were introduced in early 2003. We believe the improved revenue is attributable to a growing economy and the overall strength of the carpet industry, particularly in the higher-end of the soft floorcovering market where our business is concentrated, and the success of the new products we have developed during the past several years. In 2002, we developed a number of growth initiatives for our businesses. These initiatives included introduction of the Dixie Home collection of products and a substantial increase in the development and introduction of new products in our other businesses. The new products have been well received by the markets we serve and allowed us to increase business through existing customers. A key factor in our ability to continue to grow profitably is our ability to develop highly styled, unique and differentiated quality products that meet the needs of the higher-end market.

Cost of Sales. Cost of sales was 65.9% of sales in both 2004 and 2003. The percentage comparison remained consistent despite significant increases in raw materials, utilities and other costs and a higher portion of our sales coming from lower margin products in 2004. The effect of the higher cost was offset by $2.3 million due to a LIFO inventory liquidation, increased selling prices and lower manufacturing costs per unit of production due to higher unit volume. Raw material price increases have been announced that will become effective in 2005. We expect to recover these and other cost increases by increasing the selling prices of our products and reducing manufacturing costs through improved efficiencies and better utilization of our assets.

Gross Profit. The $19.6 million improvement in gross profit is principally attributable to the higher sales volume.

Selling and Administrative Expenses. Selling and administrative expenses increased $7.3 million in 2004, but decreased to 25.1% of net sales compared with 28.1% of net sales in 2003. The percentage decrease is primarily attributable to the effect of the higher sales volume.

Impairments and Other Charges. We did not incur impairment and other charges in fiscal 2004. Our 2003 operating income was negatively impacted by $11.4 million of impairments and other charges principally related to assets impaired as a result of the sale of our North Georgia operations.

Other Operating Income. Other operating income decreased $272 thousand in 2004 principally due to a lower level of gains from the sale of operating equipment.

Other Operating Expense. Other operating expense increased in 2004 as a result of costs recognized related to a contract dispute.

Operating Income. Operating income was $25.6 million, or 8.8% of sales in 2004, compared with operating income of $2.8 million, or 1.2% of sales in 2003.

Interest Expense. The $2.9 million decrease in interest expense in 2004 was primarily a result of lower levels of debt.

Other Income. Other income improved $636 thousand in 2004 principally as a result of the favorable settlement of a vendor dispute and higher interest income.

Debt Extinguishment Costs. We did not incur debt extinguishment costs in 2004. Costs to extinguish debt retired prior to its scheduled maturity from the proceeds of the sale of our North Georgia operations were $9.7 million in 2003. Such costs included $4.2 million of charges for cash prepayment penalties and fees and $5.5 million of non-cash charges to write-off deferred financing costs associated with the debt retired.

Income Tax Provision (Benefit). Our effective income tax rate was 35.9% for 2004 compared with 36.3% (benefit) for 2003. The change in the effective tax rates is principally due to the relationship of expenses that are non-deductible for tax purposes to pre-tax earnings in each of these reporting periods and a $415 thousand reduction in our tax contingency reserve in 2004.

Net Income (Loss). Income from continuing operations was $14.0 million, or $1.12 per diluted share in 2004, compared with a loss from continuing operations of $9.0 million, or $0.77 per diluted share in 2003. Income from continuing operations was reduced by $13.4 million, or $1.14 per diluted share in 2003, due to impairments and other charges and debt extinguishment cost related to the sale of our North Georgia operations. Results related to discontinued operations reflected a loss of $1.7 million, or $0.14 per diluted share in 2004, compared to a loss of $7.9 million, or $0.67 per diluted share in 2003. Including discontinued operations, net income was $12.3 million, or $0.98 per diluted share in 2004, compared with a net loss of $17.0 million, or $1.44 per diluted share in 2003.

Fiscal Year Ended December 27, 2003, Compared with Fiscal Year Ended December 28, 2002

Net Sales. Net sales for the year 2003 increased to $234.1 million, an increase of 4.9% compared with net sales in the prior year. The revenue growth reflected a $20.8 million, or 10.6% increase in net sales of residential and commercial carpet products and a $10.0 million, or 37.6% decline in net sales of carpet yarn. The improvement in carpet sales was attributable to new product introductions and the overall strength of higher-end carpet markets. Almost half of the increased carpet revenue was due to the Dixie Home collection of products which were introduced in the marketplace in early 2003. Over half of the carpet revenue increase in 2003 was attributable to year over year growth in the higher-end residential and commercial markets served by our Masland and Fabrica business units. The decline in carpet yarn sales resulted primarily from management's decision to de-emphasize its carpet yarn sales business and utilize a greater portion of our carpet yarn capacity to supply our carpet businesses. In addition, consolidation within the carpet industry by vertically integrated manufacturers has reduced the demand for carpet yarn produced by independent suppliers.

Cost of Sales. Cost of sales, as a percentage of net sales, increased by 0.5 percentage points in 2003 principally due to a greater portion of our sales coming from lower margin products.

Gross Profit. The $2.7 million improvement in gross profit is principally attributable to higher sales volume.

Selling and Administrative Expenses. Selling and administrative expenses were 28.1% of net sales in 2003 compared with 25.3% of net sales in 2002. The increase is principally due to cost associated with the new Dixie Home collection of products and related higher than normal sample costs associated with this new product line. We anticipate that these expenses will decrease, as a percentage of net sales, as the volume of net sales of Dixie Home products increases. Additionally, we expect sample cost per dollar of net sales to decrease as Dixie Home's business matures.

Impairments and Other Charges. Our operating income was negatively impacted by $11.4 million of impairments and other charges recorded in the fourth quarter of the year ended December 27, 2003. The charges included $10.6 million of non-cash charges related to the write-down of assets impaired as a result of the sale of our North Georgia operations and $0.8 million related to success fees paid to management in connection with the North Georgia sale transaction. Impairment and other charges were $3.6 million in 2002 for the right-off of certain computer software.

Other Operating Income. Other operating income decreased by $7.1 million in 2003 principally as the result of a $6.9 million gain from the sale of a yarn extrusion facility in 2002. The gain was included in operating income due to our continuing involvement in the assets of this facility.

Other Operating Expense. Other operating expense consists primarily of certain expenses of our retirement plans and were relatively unchanged in 2003 compared with 2002.

Operating Income. Operating income was $2.8 million, or 1.2% of sales in 2003, compared with $24.1 million, or 10.8% of sales in 2002. Our 2003 operating income was negatively impacted by $11.4 million of impairment and other charges. Our 2002 operating income was reduced by $3.6 million of impairments and other charges and improved by a $6.9 million gain from the sale of an extrusion facility

Interest Expense. Interest expense increased $3.0 million in 2003. Interest expense was allocated to continuing operations in 2003 and prior periods presented based on the ratio of the net asset value of the assets in our continuing operations to the net asset value of our total assets. The increase in interest expense in 2003 was primarily a result of higher levels of debt due to the payment of a $50.0 million contingent purchase obligation to the previous owners of Fabrica in March of 2003.

Other Income. Other income decreased $468 thousand in 2003 principally due to lower earnings of an unconsolidated subsidiary.

Other Expense. Other expense decreased $723 thousand in 2003 due to certain supplier and contract cancellation costs incurred and the termination of our accounts receivable securitization program in 2002.

Debt Extinguishment Costs. Costs to extinguish debt was $9.7 million in 2003, which included $4.2 million of charges for cash pre-payment penalties and fees and $5.5 million of non-cash charges to write-off deferred financing cost associated with the debt retired, prior to its scheduled maturity, from the proceeds of the sale of our North Georgia operations. In 2002, we recorded a $2.8 million charge to write-off deferred financing cost relating to refinancing our senior credit facility prior to its scheduled maturity.

Income Tax Provision (Benefit). Our effective income tax rate was 36.3% (benefit) for 2003 compared with 31.8% for 2002. The change in the effective tax rates is principally due to a $1.1 million contribution deduction in 2002 and the relationship of expenses that are non-deductible for income tax purposes to pre-tax earnings in each of these reporting periods.

Net Income (Loss). Results from our continuing operations reflected a loss of $9.0 million, or $0.77 per diluted share in 2003, compared with income from continuing operations of $11.4 million, or $0.97 per diluted share in 2002. Income from continuing operations was reduced by $13.4 million, or $1.14 per diluted share in 2003, due to impairment and other charges and debt extinguishment cost, related to the sale of our North Georgia operations. Results related to discontinued operations reflected a loss of $7.9 million, or $0.67 per diluted share in 2003, compared with a loss of $6.9 million, or $0.58 per diluted share in 2002. Including discontinued operations, the net loss was $17.0 million, or $1.44 per diluted share in 2003, compared with net income of $4.6 million, or $0.39 per diluted share in 2002.

LIQUIDITY AND CAPITAL RESOURCES

During the three-year period ended December 25, 2004, cash generated from asset sales was $244.3 million. These funds were our primary source of liquidity and were used to finance $50.5 million used in our operating activities (including $40.4 million utilized to terminate our accounts receivable securitization arrangement), invest $34.8 million in capital assets, invest $51.0 million in business acquisitions, and retire $108.2 million of debt.

Net proceeds from the sale of assets were $3.1 million in 2004, $207.7 million in 2003 and $33.5 million in 2002. The assets sold consisted primarily of a spun yarn manufacturing facility in 2004, our North Georgia operations in 2003, and a yarn extrusion and a carpet yarn facility in 2002.

Capital expenditures were $13.6 million in 2004 and depreciation and amortization was $8.6 million. We expect capital expenditures to be approximately $20.0 million for the year 2005, and depreciation and amortization is expected to be approximately $10.0 million. The 2005 capital expenditures will be primarily for newer manufacturing technology, carpet tile manufacturing equipment to expand our commercial product line, and additional building space to accommodate this equipment and expand our distribution capabilities.

We amended our senior loan and security agreement in April and November 2004. As amended, the agreement reduced interest rates and certain fees applicable to the credit facility, modified financial covenants and provides the Company with $75.0 million of credit, consisting of $45.0 million of revolving credit through May 11, 2007, a $20.0 million term loan and a $10.0 million capital expenditure line. The term loan is payable in quarterly installments of $715 thousand that began June 1, 2004 and is due in May 2007. The capital expenditure line can be utilized through May 10, 2007 to finance the purchase of up to 80% of the cost of eligible equipment and real estate improvements.

Interest rates available under the senior loan and security agreement may be selected from a number of options that effectively allow us to borrow at rates ranging from the lender's prime rate to the lender's prime rate plus 1.00% for base rate loans, or at rates ranging from LIBOR plus 2.00% to LIBOR plus 3.50% for LIBOR loans. The weighted-average interest rate on borrowings outstanding under this agreement was 4.62% at December 25, 2004. Commitment fees of 0.375% per annum are payable on the average daily unused balance of the revolving credit facility. The levels of our accounts receivable and inventory may limit borrowing availability under the revolving credit line. The facility is secured by a first priority lien on substantially all of our assets.

Our $7.2 million mortgage note payable is secured by real property, is payable in monthly installments ranging from $15 thousand to $28 thousand during its term and matures in March 2013. The mortgage note bears interest based on LIBOR plus 2.0% and is fixed at 6.54% through March 13, 2013 by an interest rate swap.

Our $1.3 million note payable bears interest at 6.09%, is due in October 2005, and is secured by a one-third interest in Chroma.

Our senior loan and security agreement contains financial covenants relating to fixed charges and total debt that apply if availability under the facility's revolving credit line falls below $10.0 million, as well as covenants that limit future acquisitions, capital expenditures, and the payment of dividends. The unused borrowing capacity under the facility's revolving credit and capital expenditure lines on December 25, 2004 was approximately $41.0 million. Our mortgage note payable contains financial covenants related to certain fixed charges of Chroma.

The Fabrica asset purchase agreement provides for a $2.0 million contingent payment to be made in April 2005. The liability for the additional contingent consideration was recorded in 2004 and was treated as additional cost of the acquisition.

The following table contains a summary of the Company's future minimum payments under contractual obligations as of December 25, 2004.
	Payments Due By Period

	2005	2006	2007	2008	2009	Thereafter	Total

	(dollars in millions)
Debt	$7.5	$6.2	$27.3	$3.4	$3.5	$20.9	$68.8
Interest - debt (1)	3.8	3.4	2.6	1.8	1.5	3.1	16.2
Capital leases	1.7	1.8	3.1	0.2	0.3	0.1	7.2
Interest - capital leases	0.5	0.4	0.2	---	---	---	1.1
Operating leases	2.2	2.0	0.7	0.6	0.1	---	5.6
Purchase commitments	6.9	---	---	---	---	---	6.9

	$22.6	$13.8	$33.9	$6.0	$5.4	$24.1	$105.8

(1) Variable rates used are those in effect at December 25, 2004.

We believe our operating cash flows and credit availability under our senior loan and credit agreements are adequate to finance our normal liquidity requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued SFAS No. 132 - Revised 2003 (SFAS No. 132R), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132R increased the existing disclosure requirements about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies are required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. SFAS No. 132R did not have a material impact on our financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires these costs to be treated as current period charges. In addition, SFAS No. 151 requires that fixed production overhead cost be allocated to units of production based on the normal capacity of each production facility. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently in the process of evaluating the impact of SFAS No. 151 on our financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29." SFAS No. 153 amends the guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We are currently in the process of evaluating the impact of SFAS No. 153 on our financial statements.

In December 2004, the FASB issued SFAS No. 123 - Revised (SFAS No. 123R), "Share-Based Payment", which revises SFAS No. 123, "Accounting for Stock-Based Compensation", and supercedes APB No. 25, "Accounting for Stock Issued to Employees." Currently, we do not record compensation expense for certain stock-based compensation. Under SFAS No. 123R, we will measure the cost of employee services received in exchange for stock, based on the grant-date fair value (with limited exceptions) of the stock award. Such cost will be recognized over the period during which the employee is required to provide service in exchange for the stock award (usually the vesting period). The fair value of the stock award will be estimated using an option-pricing model, with excess tax benefits, as defined in SFAS No. 123R, being recognized as an addition to paid in capital. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are currently in the process of evaluating the impact of SFAS No. 123R on our financial statements.

CERTAIN FACTORS AFFECTING THE COMPANY'S PERFORMANCE

In addition to the other information provided in this Report, the following risk factors should be considered when evaluating results of our operations, future prospects and an investment in shares of our Common Stock. Any of these factors could cause our actual financial results to differ materially from our historical results, and could give rise to events that might have a material adverse effect on our business, financial condition and results of operations.

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

Our product concentration in the higher-end of the residential and commercial markets could be a significant factor in the impact of these factors on our business.

We face intense competition in our industry, which could decrease demand for our products and could have a material adverse effect on our profitability.

The floorcovering industry is highly competitive. We face competition from a number of domestic manufacturers and independent distributors of floorcovering products and, in certain product areas, foreign manufacturers. There has been significant consolidation within the floorcovering industry during recent years that has caused a number of our existing and potential competitors to be larger and have greater resources and access to capital than we do. Maintaining our competitive position may require us to make substantial investments in our product development efforts, manufacturing facilities, distribution network and sales and marketing activities, which may be limited by restrictions set forth in our credit facilities. Competitive pressures may also result in decreased demand for our products and in the loss of market share. In addition, we face, and will continue to face, pressure on sales prices of our products from competitors. As a result of any of these factors, there could be a material adverse effect on our sales and profitability.

Raw material prices may increase.

The cost of raw materials has a significant impact on our profitability. In particular, our business requires the purchase of large volumes of nylon yarn, synthetic backing, latex, and dyes. Increases in the cost of these raw materials could materially adversely affect our business, results of operations and financial condition if we are unable to pass these increases through to our customers. Prices of raw materials increased during 2004 and additional increases became effective in early 2005 for certain raw materials we use. We believe we were successful in passing along the increases in 2004 and believe we will be successful in increasing prices to pass along raw material and other costs as they may occur; however, there can be no assurance that we will successfully recover such increases in cost.

Unanticipated termination or interruption of our arrangements with third-party suppliers of nylon yarn could have a material adverse effect on us.

Nylon yarn is the principal raw material used in our floorcovering products. A significant portion of our nylon yarn purchases is from one supplier. We believe there are other adequate sources of nylon yarns; however, an unanticipated termination or interruption of our supply arrangements could adversely affect our supply arrangements and could be material.

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

Our operations also are governed by laws relating to workplace safety and worker health, which, among other things, establish noise standards and regulate the use of hazardous materials and chemicals in the workplace. We have taken, and will continue to take, steps to comply with these laws. If we fail to comply with present or future environmental or safety regulations, we could be subject to future liabilities. However, we cannot insure that complying with these environmental or health and safety laws and requirements will not adversely affect our business, results of operations and financial condition. Future laws, ordinances or regulations could give rise to additional compliance or remediation costs that could have a material adverse effect on our business, results of operations and financial condition.

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

Interruptions Beyond Our Control.

Our business could be adversely affected if a significant portion of our plant, equipment or operations were damaged or interrupted by a casualty, condemnation, utility service, work stoppage or other event beyond our control. Such an event could have a material adverse effect on our business, results of operations and financial condition.

FORWARD-LOOKING INFORMATION

This Report contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include the use of terms or phrases that include such terms as "expects," "estimated," "projects," "believes," "anticipates," "intends," and similar terms and phrases. Such terms or phrases relate to, among other matters, our future financial performance, business prospects, growth strategies or liquidity. The following important factors may affect our future results and could cause those results to differ materially from our historical results. These factors include, in addition to those detailed above under the heading "Certain Factors Affecting the Company's Performance", the cost and availability of capital, raw material and transportation costs related to petroleum price levels, the cost and availability of energy supplies, the loss of a significant customer or group of customers, materially adverse changes in economic conditions generally in carpet, rug and floorcovering markets we serve and other risks detailed from time to time in our filings with the Securities and Exchange Commission.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands)

As of December 25, 2004, the Company had an interest rate swap agreement with a notional amount of $70,000 which expires on March 11, 2005. Under the interest rate swap agreement, the Company pays a fixed rate of 3.24% of interest times the notional amount, and receives in return an amount equal to a specified variable rate of interest times the same notional amount. Any interest rate differential realized is recognized as an adjustment to interest expense over the life of the swap agreement. The Company also has an interest rate swap agreement on its mortgage note payable with a notional amount equal to the outstanding balance of the mortgage note ($7,190 at December 25, 2004) which expires in March of 2013. Under the interest rate swap agreement, the Company pays a fixed rate of 4.5% of interest times the notional amount and receives in return an amount equal to a specified variable rate of interest times the same notional amount. The swap agreement effectively fixes the interest rate on the mortgage note payable at 6.54%. Based upon the Company's interest rate swap agreements in effect during 2004, a 10% fluctuation in the variable interest rate would result in an annual after-tax economic impact of approximately $119.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary financial information required by ITEM 302 of Regulation S-K is included in PART II, ITEM 5 of this report and the Financial Statements are included in a separate section of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 25, 2004, the date of the financial statements included in this Form 10-K (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company that is required to be included in our periodic filings under the Exchange Act.

     (b)  Changes in Internal Control over Financial Reporting. During the last fiscal quarter there have not been any changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).

We conducted, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under such framework, our management concluded that our internal control over financial reporting was effective as of December 25, 2004.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 25, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

SCOPE OF MANAGEMENT'S EVALUATION AND REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

For purposes of evaluating the internal controls over financial reporting, management determined that the internal control over financial reporting of Chroma Systems Partners ("Chroma") would be excluded from the 2004 internal control assessment, as permitted by the rules and regulations of the Securities and Exchange Commission.

On November 8, 2004, we acquired 100% control of Chroma when the ownership interest of our partner was redeemed by Chroma for a nominal cash consideration. In 2004, Chroma contributed less than 1% of our consolidated net sales and its loss represented less than 1% of our consolidated income from continuing operations before taxes. At December 25, 2004, Chroma's assets represented approximately 8.9% of our consolidated assets. We did not conduct an assessment of internal controls over financial reporting for Chroma due to the proximity of its acquisition date to our year-end date of December 25, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of The Dixie Group, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that The Dixie Group, Inc. maintained effective internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Dixie Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Chroma Systems Partners ("Chroma"), which is included in the December 25, 2004 consolidated financial statements of The Dixie Group, Inc. and constituted 8.9% of total assets as of December 25, 2004. In 2004, Chroma's net sales represented less than 1% of consolidated net sales and its loss represented less than 1% of consolidated pre-tax earnings from continuing operations for the year then ended. Management did not assess the effectiveness of internal control over financial reporting for Chroma due to the proximity of the November 8, 2004 acquisition date to the Company's year-end date of December 25, 2004. Our audit of internal control over financial reporting of The Dixie Group, Inc. also did not include an evaluation of the internal control over financial reporting of Chroma.

In our opinion, management's assessment that The Dixie Group, Inc. maintained effective internal control over financial reporting as of December 25, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Dixie Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 25, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Dixie Group, Inc. as of December 25, 2004 and December 27, 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 25, 2004, of The Dixie Group, Inc. and our report dated February 24, 2005, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chattanooga, Tennessee
February 24, 2005

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections entitled "Information about Nominees for Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 3, 2005 are incorporated herein by reference. Information regarding the executive officers of the registrant is presented in PART I of this report.

The Company has adopted a Code of Business Conduct and Ethics (the "Code of Ethics") which applies to its principal executive officer, principal financial officer and principal accounting officer or controller, and any persons performing similar functions. A copy of the Code of Ethics is incorporated by reference as Exhibit 14 to this Report.

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

Audit Committee

The Company has a standing audit committee. Members of the Company's audit committee during 2004 were John W. Murrey, III, Chairman, J. Don Brock, Joseph L. Jennings, Jr., and Lowry F. Kline.

ITEM 11.    EXECUTIVE COMPENSATION

The sections entitled "Executive Compensation Information" and the directors' fee information in the last paragraph of the section entitled "Committees, Attendance and Directors' Fees" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 3, 2005 are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Principal Shareholders", as well as the beneficial ownership table (and accompanying notes) in the Proxy Statement of the registrant for the annual meeting of shareholders to be May 3, 2005 is incorporated herein by reference.

Equity Compensation Plan Information as of December 25, 2004

The following table sets forth information as to the Company's equity compensation plans as of the end of the Company's 2004 fiscal year:

		(a)		(b)		(c)
	Plan Category	Number of securities to be issued upon exercise of the outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

	Equity Compensation Plans approved by security holders	1,239,862	(1)	$8.58	(2)	523,718

	Equity Compensation Plans not approved by security holders	N/A		N/A		N/A	(3)

(1)	Does not include 20,000 shares of Common Stock issued pursuant to restricted stock grants under the Company's 2000 Stock Incentive Plan, with a weighted-average grant date value of $4.20 per share.

(2)

Includes the aggregate weighted-average of (i) the exercise price per share for outstanding options to purchase 1,210,042 shares of Common Stock under the Company's 1990 Incentive Stock Plan and 2000 Stock Incentive Plan and (ii) the price per share of the Common Stock on the grant date for each of 29,820 Performance Units issued under the Directors' Stock Plan (each unit equivalent to one share of Common Stock).

(3)

There was no fixed limit on the number of shares authorized for issuance under the Core Leadership Team Stock Subscription Plan or the Stock Ownership Plan; however, the Company has no plans to issue any additional subscriptions under either Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Transactions Between the Company and Directors and Officers" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 3, 2005 is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled "Audit Fees Discussion" in the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held May 3, 2005 is incorporated herein by reference.

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1) and (2) - The response to this portion of Item 15 is submitted as a separate section of this report.

     (3) Listing of Exhibits:

        (i)  Exhibits Incorporated by Reference:
EXHIBIT NO.	EXHIBIT DESCRIPTION
(2.1)	Asset Purchase Agreement between The Dixie Group and certain of its subsidiaries, and Shaw Industries Group, Inc., dated September 4, 2003.
(2.2)	First Amendment dated November 12, 2003, to Asset Purchase Agreement dated September 4, 2003.
(3.1)	Restated Charter of The Dixie Group, Inc.
(3.2)	Amended and Restated By-Laws of The Dixie Group, Inc.
(3.3)	Amendment to Restated Charter of The Dixie Group, Inc.
(3.4)	Text of Restated Charter of The Dixie Group, Inc. as Amended - Blackline Version.
(4.1)	Form of Indenture, dated May 15, 1987 between Dixie Yarns, Inc. and Morgan Guaranty Trust Company of New York as Trustee.
(4.2)

Loan and Security Agreement and Forms of Notes dated May 14, 2002 by and among The Dixie Group, Inc., Fleet Capital Corporation, as "Agent", General Electric Capital Corporation, as "Documentation Agent", and Congress Financial Corporation (Southern), as "Co-Agent".

(4.3)	Amended and Restated Loan and Security Agreement dated April 14, 2004 by and among The Dixie Group, Inc. each of its subsidiaries as guarantors, and Fleet Capital Corporation, as Agent.
(4.4)

First Amendment to Amended and Restated Loan and Security Agreement, dated November 10, 2004 by and among The Dixie Group, Inc., each of its subsidiaries as guarantors, and Fleet Capital Corporation, as Agent.

(4.5)	Consent to Acquisition of Partnership Interest by Chroma Systems Partners, dated October 29, 2004, by Fleet Capital Corporation, as Agent.
(10.1)	Asset Purchase Agreement dated as of August 29, 1997 among The Dixie Group, Inc., Bretlin, Inc., Foamex L.P. and General Felt Industries, Inc.
(10.2)	Dixie Yarns, Inc. Incentive Stock Plan as amended. *
(10.3)	Form of Non-qualified Stock Option Agreement Under the Dixie Yarns, Inc. Incentive Stock Plan. *
(10.4)	Form of Amendment to Non-qualified Stock Option Agreement Under the Dixie Yarns, Inc. Incentive Stock Plan. *
(10.5)	Form of Stock Option Agreement Under the Dixie Yarns, Inc. Incentive Stock Plan as amended. *
(10.6)	Form of Stock Rights and Restrictions Agreement for Restricted Stock Award Under Incentive Stock Plan as amended. *
(10.7)	The Dixie Group, Inc. Stock Ownership Plan as amended (corrected copy). *
(10.8)	Form of Stock Subscription Agreement Under Stock Ownership Plan of The Dixie Group, Inc. *
(10.9)	The Dixie Group, Inc. Director's Stock Plan. *
(10.10)	Asset Purchase Agreement dated January 8, 1999, by and between Multitex Corporation of America and The Dixie Group, Inc.
(10.11)	The Dixie Group, Inc. New Non-qualified Retirement Savings Plan effective August 1, 1999. *
(10.12)	The Dixie Group, Inc. Deferred Compensation Plan Amended and Restated Master Trust Agreement effective as of August 1, 1999. *
(10.13)	Asset Purchase Agreement dated as of May 7, 1999, between R. L. Stowe Mills, Inc., and The Dixie Group, Inc.
(10.14)	Stock Purchase Agreement dated as of July 1, 2000, by and among the Company and the stockholders of Fabrica International, Inc. named therein.
(10.15)	Stock Purchase Agreement dated as of July 1, 2000, by and among the Company and all of the stockholders of Chroma Technologies, Inc.
(10.16)	Pledge and Security Agreement, dated July 1, 2000, by and among the Company and Scott D. Guenther.
(10.17)	Pledge and Security Agreement, dated July 1, 2000, by and among the Company, Albert A. Frink, the Albert A. Frink and Denise Frink Charitable Remainder Unitrust and the Albert A. Frink Loving Trust.
(10.18)	The Dixie Group, Inc. Stock Incentive Plan, as amended. *
(10.19)

Amended and restated stock purchase agreement by and among The Dixie Group, Inc., and Scott D. Guenther, Royce R. Renfroe, and the Albert A. Frink and Denise Frink Charitable Remainder Unitrust and the Albert A. Frink Loving Trust dated September 8, 2000.

(10.20)	Pledge and security agreement dated September 8, 2000.
(10.21)	Form of Stock Option Agreement under The Dixie Group, Inc. Stock Incentive Plan. *
(10.22)	The Dixie Group, Inc. 2001 Leadership & Performance Incentive Award Plan and Form of Individual Award thereunder. *
(10.23)	Asset Purchase Agreement dated May 1, 2002, by and among Candlewick Yarns, Inc., Bretlin, Inc., The Dixie Group, Inc., CAF Extrusion, Inc. and Collins and Aikman Floorcovering, Inc.
(10.24)	The Dixie Group, Inc. Core Leadership Team Stock Subscription Plan. *
(10.25)	Form of Stock Subscription Agreement under The Dixie Group, Inc. Core Leadership Team Stock Subscription Plan. *
(10.26)	The Dixie Group, Inc. 2002 Leadership and Performance Incentive Award Plan. *
(10.27)	Employment Agreement between The Dixie Group, Inc. and David E. Polley, dated November 20, 2002.*
(10.28)	Master Lease Agreement for Synthetic Lease, dated October 14, 2003, between the Company and General Electric Capital Corporation.
(10.29)	First Amendment dated January 26, 2004 to Employment Agreement between The Dixie Group, Inc. and David E. Polley, dated November 20, 2002. *
(10.30)	Severance Agreement and Release between The Dixie Group, Inc. and Paul K. Frierson, dated July 31, 2003. *
(10.31)	Employment Agreement between Fabrica International (a wholly-owned subsidiary of The Dixie Group, Inc.) and Royce R. Renfroe dated July 1, 2000.*
(10.32)

Chroma Transition Agreement, dated November 8, 2004, by and among The Dixie Group, Inc., Chroma Technologies, Inc., Chroma Systems Partners, Collins & Aikman Floorcoverings, Inc., Monterey Carpets, Inc. and Monterey Color Systems, Inc.

(14)	Code of Ethics.

(ii)	Exhibits Filed with this Report:

(10.33)	Summary Description of the 2004 Annual Incentive Plan for The Dixie Group, Inc. *
(10.34)	Summary Description of the 2004 Director Compensation Arrangements for The Dixie Group, Inc. *
(10.35)	Form of Stock Rights and Restrictions Agreement for Restricted Stock Award under Stock Incentive Plan, as amended. *
(21)	Subsidiaries of the Registrant.
(23)	Consent of Ernst & Young LLP.
(31.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(a).
(31.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(a).
(32.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(b).
(32.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(b).
* Indicates a management contract or compensatory plan or arrangement.

(b)	Exhibits - The response to this portion of Item 15 is submitted as a separate section of this report. See Item 15 (a) (3) (ii) above.
(c)	Financial Statement Schedules - The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 7, 2005	The Dixie Group, Inc. /s/ DANIEL K. FRIERSON By: Daniel K. Frierson Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ DANIEL K. FRIERSON Daniel K. Frierson	Chairman of the Board, Director and Chief Executive Officer	March 4, 2005
_/s/ GARY A. HARMON Gary A. Harmon	Vice President, Chief Financial Officer	March 4, 2005
/s/ D. EUGENE LASATER D. Eugene Lasater	Controller	March 4, 2005
/s/ J. DON BROCK J. Don Brock	Director	March 4, 2005
/s/ PAUL K. FRIERSON Paul K. Frierson	Director	March 4, 2005
/s/ JOSEPH L. JENNINGS, JR. Joseph L. Jennings, Jr.	Director	March 4, 2005
/s/ LOWRY F. KLINE Lowry F. Kline	Director	March 4, 2005
/s/ JOHN W. MURREY, III John W. Murrey, III	Director	March 4, 2005

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(a)(1) AND (2) AND ITEM 15(c)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULES

YEAR ENDED DECEMBER 25, 2004

THE DIXIE GROUP, INC.

CHATTANOOGA, TENNESSEE

FORM 10-K - ITEM 15(a)(1) and (2) and ITEM 15(c)

THE DIXIE GROUP, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of The Dixie Group, Inc. and subsidiaries are included in Item 8:

Report of Independent Auditors

Consolidated balance sheets - December 25, 2004 and December 27, 2003

Consolidated statements of operations - Years ended December 25, 2004, December 27, 2003, and December 28, 2002

Consolidated statements of cash flows - Years ended December 25, 2004, December 27, 2003, and December 28, 2002

Consolidated statements of stockholders' equity - Years ended December 25, 2004, December 27, 2003, and December 28, 2002

Notes to consolidated financial statements

The following consolidated financial statement schedule of The Dixie Group, Inc. and subsidiaries is included in Item 15(c):

Schedule II - Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, or the information is otherwise shown in the financial statements or notes thereto, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Dixie Group, Inc.

We have audited the accompanying consolidated balance sheets of The Dixie Group, Inc. as of December 25, 2004 and December 27, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 25, 2004. Our audits also include the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Dixie Group, Inc. at December 25, 2004 and December 27, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 25, 2004, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Dixie Group, Inc.'s internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chattanooga, Tennessee
February 24, 2005

THE DIXIE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

		December 25, 2004	December 27, 2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$	---	$11,058
Accounts receivable (less allowance for doubtful
accounts of $1,835 for 2004 and $1,309 for 2003)		33,276	26,197
Inventories		57,992	50,772
Assets held for sale		57	5,593
Other		15,229	17,146

TOTAL CURRENT ASSETS		106,554	110,766

PROPERTY, PLANT AND EQUIPMENT
Land and improvements		6,048	1,047
Buildings and improvements		36,540	23,750
Machinery and equipment		91,488	79,688

		134,076	104,485
Less accumulated amortization and depreciation		(57,739)	(51,858)

NET PROPERTY, PLANT AND EQUIPMENT		76,337	52,627

GOODWILL		55,604	52,598

INVESTMENT IN AFFILIATE		---	11,949

OTHER ASSETS		9,782	11,014

TOTAL ASSETS		$248,277	$238,954

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 25, 2004	December 27, 2003

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$11,178	$11,368
Accrued expenses	27,610	38,468
Current portion of long-term debt	9,156	13,670

TOTAL CURRENT LIABILITIES	47,944	63,506

LONG-TERM DEBT
Senior indebtedness	36,538	22,174
Capital lease obligations	5,539	5,837
Convertible subordinated debentures	24,737	27,237

TOTAL LONG-TERM DEBT	66,814	55,248

OTHER LIABILITIES	13,087	15,056

DEFERRED INCOME TAXES	9,595	9,063

COMMITMENTS AND CONTINGENCIES (Note O)	---	---

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized
80,000,000 shares, issued - 14,999,689 shares
for 2004 and 14,509,617 shares for 2003	44,999	43,529
Class B Common Stock ($3 par value per share):
Authorized 16,000,000 shares, issued - 667,569
shares for 2004 and 795,970 shares for 2003	2,003	2,388
Common Stock subscribed - No shares for
2004 and 127,694 shares for 2003	---	383
Additional paid-in capital	131,321	130,862
Stock subscriptions receivable	---	(1,131)
Unearned stock compensation	(26)	(54)
Accumulated deficit	(11,542)	(23,857)
Accumulated other comprehensive loss	(1,874)	(1,995)

	164,881	150,125
Less Common Stock in treasury at cost - 3,395,390
shares for 2004 and 2003	(54,044)	(54,044)

TOTAL STOCKHOLDERS' EQUITY	110,837	96,081

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$248,277	$238,954

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	December 25, 2004	December 27, 2003	December 28, 2002

Net sales	$291,971	$234,149	$223,283
Cost of sales	192,492	154,226	146,100

Gross profit	99,479	79,923	77,183
Selling and administrative expenses	73,143	65,800	56,497
Impairments and other charges	---	11,366	3,614
Other operating income	(279)	(551)	(7,622)
Other operating expense	1,018	499	590

Operating income	25,597	2,809	24,104

Interest expense	5,125	7,975	4,998
Other income	(1,425)	(789)	(1,257)
Other expense	6	81	804
Debt extinguishment costs	---	9,707	2,769

Income (loss) from continuing operations before taxes	21,891	(14,165)	16,790
Income tax provision (benefit)	7,851	(5,138)	5,342

Income (loss) from continuing operations	14,040	(9,027)	11,448
Loss from discontinued operations, net of tax	(1,287)	(5,149)	(3,178)
Loss on disposal of discontinued operations, net of tax	(438)	(2,778)	(3,705)

Net income (loss)	$12,315	$(16,954)	$4,565

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.16	$(0.77)	$0.98
Discontinued operations	(0.10)	(0.44)	(0.27)
Disposal of discontinued operations	(0.04)	(0.23)	(0.32)

Net income (loss)	$1.02	$(1.44)	$0.39

SHARES OUTSTANDING	12,119	11,773	11,723

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.12	$(0.77)	$0.97
Discontinued operations	(0.10)	(0.44)	(0.27)
Disposal of discontinued operations	(0.04)	(0.23)	(0.31)

Net income (loss)	$0.98	$(1.44)	$0.39

SHARES OUTSTANDING	12,575	11,773	11,821

DIVIDENDS PER SHARE:
Common Stock	---	---	---
Class B Common Stock	---	---	---

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

		December 25, 2004	December 27, 2003	December 28, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations		$14,040	$(9,027)	$11,448
Loss from discontinued operations		(1,287)	(5,149)	(3,178)
Loss on disposal of discontinued operations		(438)	(2,778)	(3,705)

Net income (loss)		12,315	(16,954)	4,565
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization -
Continuing operations		8,601	9,349	9,684
Discontinued operations		---	8,975	11,635
Change in deferred income taxes		567	(13,859)	843
	Tax benefit from exercise of stock options	486	52	---
	Net (gain) loss on property, plant and equipment disposals	755	5,478	(3,642)
Write-off of deferred financing costs		---	5,488	---
Asset valuation loss - discontinued operations		---	---	6,133
Changes in operating assets and liabilities:
Accounts receivable		(6,213)	(11,191)	(22,014)
Inventories		(6,708)	(7,549)	(2,214)
Other current assets		1,635	(7,793)	(1,520)
Other assets		1,930	(5,289)	2,602
Accounts payable and accrued expenses		(2,988)	(23,125)	(12,144)
Other liabilities		(1,664)	291	2,961

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		8,716	(56,127)	(3,111)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment		6,438	207,754	33,496
Income taxes paid related to sale of business		(10,230)	---	---
Adjustments to the price of property, plant and equipment sold		(3,351)	---	---
Purchase of property, plant and equipment -
Continuing operations		(13,611)	(5,182)	(3,715)
Discontinued operations		---	(1,499)	(3,353)
Investment in affiliate		(55)	1,256	(1,678)
Additional cash received (paid) in business combination		861	(50,282)	(1,136)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES		(19,948)	152,047	23,614

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) borrowings on current credit facility		4,753	(38,823)	38,823
Borrowings on term loan		1,479	4,551	40,000
Payments on term loan		(8,624)	(14,794)	(4,757)
Borrowings from equipment financing		3,723	---	1,204
Payments on equipment financing		(347)	(292)	(2,156)
Borrowings under capitalized leases		1,579	---	---
Payments on capitalized leases		(1,540)	(233)	(6)
Net payments on previous credit and term loan facility		---	---	(84,351)
Senior notes issued		---	37,000	---
Repayment of senior notes		---	(37,529)	---
Payments on subordinated indebtedness		(2,500)	(38,214)	(7,262)
Common stock issued under stock option plans		1,666	861	---
Other		(15)	171	(970)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		174	(87,302)	(19,475)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(11,058)	8,618	1,028

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		11,058	2,440	1,412

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$	---	$11,058	$2,440

Equipment purchased under capital leases	$	---	$7,332	$61
See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

	Common Stock and Class B Common Stock	Common Stock Subscribed		Additional Paid-In Capital	Other	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total Stockholders' Equity

Balance at December 29, 2001	$45,067		$2,408	$132,922	$(5,473)	$(11,468)	$(3,762)	$(53,469)	$106,225
Common Stock acquired for treasury -
113,858 shares								(558)	(558)
Treasury shares issued -
75,715 shares				6				342	348
Stock subscriptions settled -
45,919 shares	138		(310)	(228)	400				---
Restricted stock grant issued 20,000 shares	60			24	(84)				---
Amortization of restricted stock grants					46				46
Other comprehensive income							726		726
Net income for the year						4,565			4,565

Balance at December 28, 2002	45,265		2,098	132,724	(5,111)	(6,903)	(3,036)	(53,685)	111,352
Common Stock acquired for treasury -
76,138 shares								(359)	(359)
Stock subscriptions cancelled -
346,288 shares			(1,039)	(1,446)	2,530				45
Stock subscriptions settled -
342,103 shares	350		(676)	(642)	1,368				400
Common Stock issued under
Directors' Stock Plan - 9,666 shares	29			31					60
Common Stock sold under
stock option plan - 90,964 shares	273			143					416
Tax benefit from exercise of stock options				52					52
Amortization of restricted stock grants					28				28
Other comprehensive income							1,041		1,041
Net loss for the year						(16,954)			(16,954)

Balance at December 27, 2003	45,917		383	130,862	(1,185)	(23,857)	(1,995)	(54,044)	96,081
Stock subscriptions settled -
127,694 shares	96		(383)	(844)	1,131				---
Common Stock issued under
Directors' Stock Plan - 26,020 shares	78			62					140
Common Stock sold under
stock option plan - 303,542 shares	911			755					1,666
Tax benefit from exercise of
stock options				486					486
Amortization of restricted stock grants					28				28
Other comprehensive income							121		121
Net income for the year						12,315			12,315

Balance at December 25, 2004	$47,002	$	---	$131,321	$(26)	$(11,542)	$(1,874)	$(54,044)	$110,837

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

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fiscal Year: The Company ends its fiscal year on the last Saturday of December. All references herein to "2004," "2003," and "2002," mean the fiscal years ended December 25, 2004, December 27, 2003, and December 28, 2002, respectively. The years 2004, 2003 and 2002 each comprised 52 weeks.

Reclassifications: The Company included a subtotal for operating income in its Consolidated Statements of Operations in 2004 and, accordingly, reclassified certain items of income or expenses consistent with this presentation. These items and certain other amounts for 2003 and 2002 have been reclassified to conform to the 2004 presentation.

Discontinued Operations: The financial statements separately report discontinued operations and the results of continuing operations (See Note D). Disclosures included herein pertain to the Company's continuing operations unless noted otherwise.

Cash and Cash Equivalents: Highly liquid investments with original maturities of three months or less when purchased are reported as cash equivalents.

Credit and Market Risk: The Company sells primarily carpet and yarn products to a wide variety of retailers and certain manufacturers located throughout the United States. No customer accounts for more than 10% of net sales in 2004, 2003 or 2002. The Company grants credit to customers based on defined payment terms, performs ongoing credit evaluations of its customers and generally does not require collateral. Accounts receivable are carried at their outstanding principal amounts, less an allowance for doubtful accounts, which management believes is sufficient to cover potential credit losses based on historical experience and periodic evaluation of the financial condition of the Company's customers. Notes receivable are carried at their estimated fair value. The Company evaluates the fair value of its notes receivable based on the financial condition of borrowers. The Company invests its excess cash in short-term investments and has not experienced any losses on those investments.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method, which generally matches current costs of inventory sold with current revenues, for substantially all inventories. The reduction in inventory quantities in our carpet yarn LIFO pool resulted in a liquidation of LIFO inventory carried at lower costs prevailing in prior years. The effect of this LIFO liquidation was to decrease cost of sales by $2,253 in 2004.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)
Inventories are summarized as follows:

	2004	2003

Raw materials	$14,420	$14,266
Work-in-process	14,679	9,373
Finished goods	31,962	29,448
Supplies, repair parts and other	496	456
LIFO reserve	(3,565)	(2,771)

Total inventories	$57,992	$50,772

Property, Plant and Equipment: Property, plant and equipment is stated at the lower of cost or impaired value. Provisions for depreciation and amortization of property, plant and equipment have been computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets, ranging from 10 to 40 years for buildings and improvements, and 3 to 10 years for machinery and equipment. Applicable statutory recovery methods are used for income tax purposes. Depreciation and amortization of property, plant and equipment, including amounts for capital leases, for financial reporting purposes totaled $8,228 in 2004, $8,762 in 2003 and $9,206 in 2002. Cost to repair and maintain the Company's equipment and facilities is expensed as incurred. Such cost typically includes expenditures to keep equipment and facilities in proper working condition.

Impairment of Long-Lived Assets: Long-lived assets and intangibles are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be fully recoverable. When the carrying value of the asset exceeds the value of its expected undiscounted future cash flows, an impairment charge is recognized equal to the difference between the asset's carrying value and its fair value. Assets to be disposed of are classified as assets held for sale in the Company's balance sheet, reported at the lower of their carrying value or fair value less estimated costs of disposal and are not depreciated.

Goodwill: Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets acquired in business combinations. Goodwill is tested for impairment annually or when indication of impairment may exist. The Company measures goodwill impairment by comparing the carrying value of its reporting units, including goodwill, with the present value of its reporting units' expected future cash flows. A significant decline in expected future cash flows of the Company's reporting units could indicate a potential impairment and require an impairment assessment.

Goodwill increased by $3,006 in 2004 as the result of a business combination and a contingent payment associated with a prior business combination. Goodwill increased by $282 and $51,343, respectively, during 2003 and 2002 as a result of net contingent payments associated with prior business combinations. Goodwill decreased by $48,176 and $1,047, respectively, in 2003 and 2002 as a result of the sale of Company facilities. Unamortized goodwill at December 25, 2004 was $55,604.

Customer Claims and Product Warranties: The Company provides varying warranties related to its products against manufacturing defects and specific performance standards. The Company records reserves for the estimated costs of defective products and failure to meet applicable performance standards. The levels of reserves are established based primarily upon historical experience and the Company's evaluation of known claims.

Self-Insured Accruals: The Company records liabilities to reflect the cost of claims related to its self-insured medical and dental benefits and workers' compensation. The amounts of such liabilities are based on an analysis of the cost of known claims and estimates of the cost of unreported claims.

Deferred Tax Assets and Liabilities: The Company recognizes deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Derivative Financial Instruments: The Company does not engage in speculative transactions, nor does it hold or issue financial instruments for trading purposes. The Company uses derivative instruments, currently interest rate swaps, to minimize interest rate volatility.

Derivatives that are designated as cash flow hedges are linked to specific liabilities on the balance sheet. The Company assesses, both at inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction are highly effective in offsetting changes in cash flows of the hedged items. When it is determined that a derivative is not highly effective or the derivative expires, is sold, terminated, or exercised, the Company discontinues hedge accounting for that specific hedge instrument. The Company recognizes all derivatives on its balance sheet at fair value. Change in the fair value of cash flow hedges are deferred in "accumulated other comprehensive loss". Changes in the fair value of derivatives that are not effective cash flow hedges are recognized in income.

Loss Contingencies: The Company recognizes a loss contingency when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. The Company recorded a $500 liability in the fourth quarter 2004 to recognize the estimated cost of a dispute between Chroma Systems Partners and a former utility supplier.

Revenue Recognition: The Company recognizes revenue billed to customers for goods sold, including shipping and handling amounts, at the time title passes to the customer, which is at the time goods are shipped.

Advertising Costs and Vendor Consideration: The Company engages in promotional and advertising programs that include rebates, discounts, points and cooperative advertising programs. The expenses relating to these programs are charged to earnings during the period in which they are earned and these arrangements do not require significant estimates of costs. Substantially, all such expenses are recorded as a deduction from sales. The cost of cooperative advertising programs are recorded as selling and administrative expenses when the Company can identify a tangible benefit associated with the program, and can reasonably estimate that the fair value of the benefit is equal to or greater than its cost. The amount of advertising and promotion expenses included in selling and administrative expenses were not significant for the years 2004, 2003 or 2002.

Cost of Sales: Cost of sales includes all costs related to manufacturing the Company's products, including purchasing and receiving costs, inspection costs, warehousing costs, freight costs, internal transfer costs or other costs of the Company's distribution network.

Selling and Administrative Expenses: Selling and administrative expenses include all costs, not included in cost of sales, related to the sale and marketing of the Company's products and general administration of the Company's business.

Stock-Based Compensation: The Company accounts for stock options granted as prescribed under APB Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes compensation cost based upon the intrinsic value of the award and follows the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 123, as amended by SFAS No. 148, requires disclosure of stock compensation cost using the alternative fair value method of accounting.

The following pro forma summary presents the Company's net income (loss) and earnings (loss) per share as if the Company had determined stock compensation expense using the alternative fair value method of accounting under SFAS No. 123, as amended by SFAS No. 148. The pro forma impact on net income (loss) and earnings (loss) per share shown below may not be representative of future results.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

	2004	2003	2002

Net income (loss), as reported	$12,315	$(16,954)	$4,565
Stock compensation expense, net of taxes	(961)	(163)	(666)

Adjusted net income (loss)	$11,354	$(17,117)	$3,899

Basic earnings (loss) per share, as reported	$1.02	$(1.44)	$0.39
Stock compensation expense, net of taxes	(0.08)	(0.01)	(0.06)

Adjusted basic earnings (loss) per share	$0.94	$(1.45)	$0.33

Diluted earnings (loss) per share, as reported	$0.98	$(1.44)	$0.39
Stock compensation expense, net of taxes	(0.08)	(0.01)	(0.06)

Adjusted diluted earnings (loss) per share	$0.90	$(1.45)	$0.33

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004 Grants	2003 Grants	2002 Grants

Expected life	5 years	5 years	5 years
Expected volatility	63.40%	54.00%	53.70%
Risk-free interest rate	3.53%	2.79%	4.32%
Dividend yield	0.00%	0.00%	0.00%

Compensation Expense for Restricted Stock (Fixed Awards): Restricted stock grants with pro-rata vesting are expensed using the straight-line method.

Recent Accounting Pronouncements: In December 2003, the FASB issued SFAS No. 132 - Revised 2003 (SFAS No. 132R), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132R increased the existing disclosure requirements about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies are required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. The Company's adoption of SFAS No. 132R did not have a material impact on its financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires these costs be treated as current period charges. In addition, SFAS No. 151 requires that fixed production overhead cost be allocated to units of production based on the normal capacity of each production facility. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently in the process of evaluating the impact of SFAS No. 151 on its financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29." SFAS No. 153 amends the guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently in the process of evaluating the impact of SFAS No. 153 on its financial statements.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

In December 2004, the FASB issued SFAS No. 123 - Revised (SFAS No. 123R), "Share-Based Payment." SFAS No. 123R revises SFAS No. 123 Accounting for Stock-Based Compensation and supercedes APB No. 25, "Accounting for Stock Issued to Employees." Currently, the Company does not record compensation expense for all stock-based compensation. Under SFAS No. 123R, the Company will be required to measure the cost of employee services received in exchange for stock based on the grant-date fair value of stock-based compensation (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the stock award (usually the vesting period). The fair value of the stock award will be estimated using an option-pricing model, with excess tax benefits, as defined in SFAS No. 123R, being recognized as an addition to paid-in capital. The provisions of SFAS No. 123R are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently in the process of evaluating the impact of SFAS No. 123R on its financial statements.

NOTE B - ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	2004	2003

Customers, trade	$33,722	$26,556
Other	1,389	950

Gross receivables	35,111	27,506
Less allowance for doubtful accounts	1,835	1,309

Net receivables	$33,276	$26,197

The Company also had notes receivable in the amount of $3,026 and $3,381 at 2004 and 2003, respectively. The notes receivable are included in other current assets and other assets in the Company's consolidated financial statements.

Portions of the Company's trade accounts receivable are factored without recourse to a financial institution. The amounts due to the Company from the factor are included in accounts receivable. At December 25, 2004 and December 27, 2003 the amounts due from the factor were $4,227 and $4,245, respectively.

NOTE C - BUSINESS COMBINATIONS AND INVESTMENT IN AFFILIATE

Prior to November 8, 2004, the Company owned a 50% interest in Chroma Systems Partners ("Chroma") which was accounted for under the equity method of accounting. On November 8, 2004, the remaining 50% interest held by Monterey Carpets, Inc. ("Monterey") was redeemed by Chroma for a nominal cash consideration. As a part of the transaction, the Company and Monterey entered into an agreement to facilitate the orderly transition of the dyeing and finishing services Chroma performs for Monterey to other facilities owned by Monterey's parent corporation. Chroma currently dyes and finishes substantially all of Monterey's carpet yarn and carpet production, the Company's Fabrica Division's carpet production and provides carpet dyeing and finishing services to other carpet mills. The Company accounted for the transaction by the purchase method of accounting and, accordingly, the results of Chroma's operations subsequent to November 7, 2004 are included in the Company's consolidated financial statements.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

The following table summarizes the estimated fair values of Chroma's assets and liabilities included in the Company's financial statements on the date of acquisition:

Cash	$862
Accounts receivable	866
Inventories	512
Other current assets	57
Property, plant and equipment	18,240
Goodwill	1,006
Other non-current assets	72

Total assets acquired	21,615

Accounts payable	546
Accrued expenses	765
Current portion of long-term debt	189
Long-term debt	8,355
Other long-term liabilities	92

Total liabilities assumed	9,947

Net assets acquired	$11,668

The Company's equity in the earnings and distributions received from Chroma prior to November 8, 2004 were $919 and $1,179, respectively in 2004; $1,099 and $3,247, respectively in 2003; and $1,460 and $1,289, respectively in 2002. The Company's proportionate share of Chroma's earnings is reflected in "Other income " and "Cost of sales" in the Company's consolidated financial statements. Purchases by the Company from Chroma prior to November 8, 2004,were $5,221 in 2004, $5,758 in 2003 and $5,962 in 2002.

NOTE D - DISCONTINUED OPERATIONS

Following is a summary of the Company's discontinued operations:

		2004	2003	2002

Net sales	$	---	$233,025	$284,234

Loss on discontinued operations:
Before income taxes		(2,067)	(8,435)	(4,329)
Income tax benefit		(780)	(3,286)	(1,151)

Loss from discontinued operations, net of tax		$(1,287)	$(5,149)	$(3,178)

Income (loss) on disposal of discontinued operations:
Before income taxes		(703)	4,493	(6,133)
Income tax provision (benefit)		(265)	7,271	(2,428)

Loss on disposal of discontinued operations, net of tax		$(438)	$(2,778)	$(3,705)

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

In early fiscal 2004, the Company sold a spun yarn facility whose production was substantially utilized by the operations sold to Shaw Industries Group, Inc. on November 12, 2003. Proceeds from the sale of the spun yarn facility, net of funds used to purchase certain leased assets sold with the facility and to pay certain expenses of the transaction, were $6,424. Operating results associated with the businesses sold are classified as discontinued operations for all periods presented and the assets associated with the spun yarn facility were classified as assets held for sale at December 27, 2003. At December 27, 2003, assets held for sale consisted of $999 of inventories and $4,594 of property, plant and equipment.

On November 12, 2003, the Company sold the assets of its factory-built housing carpet, needlebond and carpet recycling businesses to Shaw Industries Group, Inc. pursuant to an asset purchase agreement that provided for a cash purchase price of $205,000 which, net of liabilities retained by the Company, resulted in a net value for the transaction of approximately $180,000. As part of the transaction, $8,000 of the proceeds were placed in escrow for one year from the date of sale and could be used for certain contingencies that may arise during that period. During 2004, $6,095 of funds held in escrow were distributed to the Company and claims of $780 were charged against the escrow. The remaining escrow balance is included in "Other current assets" at December 25, 2004 and was distributed to the Company in early 2005.

The book value of assets sold to Shaw Industries Group, Inc. on November 12, 2003 are summarized as follows:

Accounts receivable - net	$24,460
Inventories	50,891
Property, plant & equipment - net	73,899
Goodwill	48,176
Other assets	300

Total	$197,726

Interest expense was allocated to discontinued operations based on the relationship of net assets in discontinued operations to the total net assets of the Company. Interest expense allocated to the discontinued operations was $9,366 and $11,028, respectively for fiscal years ended 2003 and 2002.

The loss on the disposal of discontinued operations in 2002 is a result of the write-off of a note received in 1999 when the Company sold its cotton yarn and dyeing textile operations.

NOTE E - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	2004	2003

Compensation and benefits	$12,611	$12,511
Accrued income taxes	2,606	13,153
Provision for customer rebates, claims and allowances	3,950	3,881
Accrued purchase price consideration	2,766	3,791
Other	5,677	5,132

	$27,610	$38,468

The Company's self-insured Workers' Compensation program is collateralized by letters of credit in the amount of $2,336.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE F - PRODUCT WARRANTY RESERVES

The Company provides varying warranties related to its products against manufacturing defects and specific performance standards. The Company records reserves for the estimated costs of defective products and failure to meet applicable performance standards at the time product sales are recorded. The levels of reserves are established based primarily upon historical experience and evaluation of known claims. Following is a summary of the Company's warranty activity.

	2004	2003

Warranty reserve beginning of period	$608	$806
Warranty liabilities accrued	2,503	2,164
Warranty liabilities settled	(2,285)	(2,460)
Changes for pre-existing warranty liabilities	(54)	98

Warranty reserve end of period	$772	$608

NOTE G - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	2004	2003

Senior indebtedness
Credit line borrowings	$15,130	$7,000
Term loans	17,855	25,000
Capital lease obligations	7,220	7,181
Mortgage note payable	7,190	---
Note payable	1,338	---

Total senior indebtedness	48,733	39,181
Convertible subordinated debentures	27,237	29,737

Total long-term debt	75,970	68,918
Less current portion of long-term debt	(7,475)	(12,326)
Less current portion of capital lease obligations	(1,681)	(1,344)

Total long-term debt, less current portion	$66,814	$55,248

The Company amended and restated its senior loan and security agreement in April and November of 2004. The amended agreement reduced interest rates and certain fees applicable to the credit facility, modified financial covenants and provided the Company with $75,000 of credit, consisting of $45,000 of revolving credit through May 11, 2007, a $20,000 term loan and a $10,000 capital expenditure line of credit. The term loan is payable in quarterly installments of $715 beginning June 1, 2004 and is due in May 2007. The capital expenditure line can be utilized through May 10, 2007 to finance the purchase of up to 80% of the cost of eligible equipment and real estate improvements.

The Company's $7,190 mortgage note payable is secured by real property, is payable in monthly installments ranging from $15 to $28 during its term and matures on March 2013. The mortgage note bears interest based on LIBOR plus 2.0% and the interest rate is fixed at 6.54% through March 13, 2013 by an interest rate swap.

The Company's $1,338 note payable bears interest at 6.09%, is due in October 2005 and is secured by a one-third interest in Chroma.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Interest rates available under the senior loan and security agreement may be selected from a number of options that effectively allow the Company to borrow at rates ranging from the lender's prime rate to the lender's prime rate plus 1.00% for base rate loans, or at rates ranging from LIBOR plus 2.00% to LIBOR plus 3.50% for LIBOR loans. The weighted-average interest rate on borrowings outstanding at December 25, 2004 and December 27, 2003 was 4.62% and 4.83%, respectively. Commitment fees of 0.375% per annum are payable on the average daily unused balance of the revolving credit facility. The levels of the Company's accounts receivable and inventory limit borrowing availability under the revolving credit facility. The facility is secured by a first priority lien in substantially all of the Company's assets.

The Company's convertible subordinated debentures bear interest at 7% payable semi-annually, are due in 2012, and are convertible by the holder into shares of Common Stock of the Company at an effective conversion price of $32.20 per share, subject to adjustment under certain circumstances. Mandatory sinking fund payments, which commenced May 15, 1998, retire $2,500 principal amount of the debentures annually and approximately 70% of the debentures prior to maturity. The convertible debentures are subordinated in right of payment to all other indebtedness of the Company.

The senior loan and security agreement contains financial covenants relating to fixed charges and total debt that apply if availability under the revolving credit line falls below $10,000, as well as covenants that limit future acquisitions, capital expenditures, and the payment of dividends. The unused borrowing capacity under the facility's revolving credit and capital expenditure lines on December 25, 2004 was approximately $41,000. The mortgage note payable contains financial covenants related to certain fixed charges of Chroma.

Interest payments for continuing operations were $5,760 in 2004, $7,570 in 2003, and $5,261 in 2002.

Approximate maturities of long-term debt for periods following December 25, 2004 are as follows:

	Long-Term Debt	Capital Leases (See Note O)	Total

2005	$7,475	$1,681	$9,156
2006	6,185	1,783	7,968
2007	27,264	3,102	30,366
2008	3,429	273	3,702
2009	3,487	289	3,776
Thereafter	20,910	92	21,002

Total	$68,750	$7,220	$75,970

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE H - FINANCIAL INSTRUMENTS

The Company's financial instruments are not held or issued for trading purposes. The carrying amounts and estimated fair value of the Company's financial instruments are summarized as follows:

		2004			2003

		Carrying Amount		Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$	---	$	---	$11,058	$11,058
Notes receivable, including current portion		3,026		3,026	3,381	3,381
Escrow funds		2,141		2,141	8,250	8,250

Financial liabilities
Long-term debt and capital leases, including current portion		75,970		79,631	68,918	68,313
Interest rate swap		(245)		(245)	(1,455)	(1,455)

The fair value of the Company's long-term debt and capital leases were estimated using market rates the Company believes are available for similar types of financial instruments.

NOTE I - DERIVATIVE FINANCIAL INSTRUMENTS

The Company is party to an interest rate swap agreement which expires March 11, 2005. Under the interest rate swap agreement, the Company pays a fixed rate of interest of 3.24% times a notional amount of $70,000, and receives in return an amount equal to a specified variable rate of interest times the same notional amount. The swap agreement was deemed highly effective as a cash flow hedge by the Company until a significant portion of the related debt was retired in 2003. At such time, the Company de-designated the swap and wrote off to interest expense the portion of Accumulated Other Comprehensive Loss ("AOCL") in proportion to the debt retired. Future changes in the fair value of the current swap will be marked to market through interest expense. Amounts that remained in AOCL at the time of the de-designation will be amortized into earnings through interest expense over the remaining life of the swap. During the next 12 months, the Company expects to reduce earnings by approximately $52, net of taxes, to amortize the unrealized loss in AOCL related to the interest rate swap agreement.

The Company is also a party to an interest rate swap agreement through March 2013, that is linked to a mortgage note payable and considered a highly effective hedge under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Under the interest rate swap agreement, the Company pays a fixed rate of interest times a notional principal amount equal to the outstanding balance of the mortgage note, and receives in return an amount equal to a specified variable rate of interest times the same notional principal. The fair value of the interest rate swap agreement is reflected on the Company's balance sheet and related gains and losses are deferred in other comprehensive income. As of December 25, 2004, the notional amount of the interest swap agreement was $7,190. Under the terms of the swap agreement, the Company pays a fixed interest rate of 4.54% through March 2013, which effectively fixes interest on the mortgage note payable at 6.54%. Net unrealized losses included in AOCL were $18 at December 25, 2004.

NOTE J - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) defined contribution plan covering substantially all associates. The Company matches associates' contributions on a sliding scale based on the level of the associate's contribution. The Company may make additional contributions to the plan based on the attainment of certain performance targets set by the Company.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations owed to participants were $8,439 at December 25, 2004 and $7,764 at December 27, 2003 and are included in other liabilities in the Consolidated Balance Sheets.

The Company sponsors two defined benefit retirement plans, one that covers a limited number of the Company's active associates and another that has been frozen since 1993 as to new benefits earned under the plan. The Company is in the process of terminating the frozen defined benefit plan.

The Company sponsors a postretirement benefit plan that provides life insurance to a limited number of associates as a result of a prior acquisition. The Company also sponsors a postretirement benefit plan that provides medical and life insurance for a limited number of associates. Benefits are no longer provided under this plan for associates that retire after January 1, 2003.

The measurement date used to determine pension and other postretirement benefits measurements is December 30 for each period presented.

Information about the benefit obligation, assets and funded status of the Company's defined benefit pension plans and postretirement benefit plans are summarized as follows:

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003

Change in benefit obligation:
Benefit obligation at beginning of year	$6,598	$6,240	$1,255	$1,333
Service cost	153	135	5	5
Interest cost	388	371	63	100
Participant contributions	---	---	71	88
Actuarial (gain) loss	464	220	(345)	(2)
Benefits paid	(1,442)	(368)	(90)	(269)

Benefit obligation at end of year	6,161	6,598	959	1,255

Change in plan assets:
Fair value of plan assets at beginning of year	3,818	2,028	---	---
Actual return on plan assets	177	128	---	---
Employer contributions	1,845	2,030	19	181
Participant contributions	---	---	71	88
Benefits paid	(1,442)	(368)	(90)	(269)

Fair value of plan assets at end of year	4,398	3,818	---	---

Funded status:	(1,763)	(2,780)	(959)	(1,255)
Unrecognized prior service cost	86	91	(980)	(1,068)
Unrecognized actuarial (gain) loss	2,687	2,578	(689)	(490)

Net amount recognized	$1,010	$(111)	$(2,628)	$(2,813)

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Amounts recognized in the Company's financial statements consist of:

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003

Accrued benefit liability	$(1,717)	$(2,744)	$(2,628)	$(2,813)
Accumulated other comprehensive income	2,727	2,633	---	---

Net amount recognized	$1,010	$(111)	$(2,628)	$(2,813)

Projected benefit obligation	$6,161	$6,598
Accumulated benefit obligation	6,115	6,562
Fair value of plan assets	4,398	3,818

Defined benefit allocation of plan assets:
Equity securities	65.14%	61.73%
Debt securities	34.07%	36.93%
Other	0.79%	1.34%

Total	100.00%	100.00%

There were no shares of the Company's Common Stock included in plan assets at December 25, 2004 or December 27, 2003. Retirement plan assets are invested in moderate risk investments with a strategy of maintaining a balanced investment portfolio of 60% equity instruments and 40% debt instruments. The investment strategy is geared toward a balance of capital growth and income. The Company expects to contribute $1,718 to its pension plan and $20 to its postretirement plan in 2005.
Benefits expected to be paid on behalf of associates for defined benefit and postretirement plans are as follows:

Years	Pension Plans (1)	Postretirement Plans

2005	$126	$42
2006	129	40
2007	140	38
2008	159	38
2009	181	38
2010 - 2014	1,516	147

(1) Includes $1,364 related to a defined benefit plan that has been frozen since 1993 as to new benefits earned under the plan. Such plan is currently in the process of being terminated and accordingly; amounts and timing of benefit payments will vary based on completion of the plan termination.

Assumptions used to determine benefit obligations, net periodic pension cost and return on assets of the Company's pension and postretirement plans are summarized as follows:

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003

Weighted-average assumptions as of year-end:
Discount rate (benefit obligations)	5.75%	5.90%	6.52%	6.73%
Discount rate (net periodic pension cost)	5.75%	5.90%	---%	---%
Expected return on plan assets (net periodic pension cost)	7.50%	7.50%	---%	---%

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

The Company currently uses a 7.5% expected long-term rate of return on assets to determine pension cost. The rate of return considers the plan's asset allocation strategy and the historical and expected future returns on the plan's assets.

	Postretirement Benefits
	2004	2003

Assumptions used and related effects of health care:
Health care cost trend assumed for next year	10.00%	9.00%
Rate to which the cost trend is assumed to decline	6.00%	5.50%
Year that the rate reaches the ultimate trend rate	2009	2009
Effect of 1% increase on postretirement benefit obligation	$6	$9
Effect of 1% decrease on postretirement benefit obligation	(6)	(9)

Costs charged to continuing operations for all pension and postretirement plans are summarized as follows:

	Pension Benefits
	2004	2003	2002

Components of net periodic benefit costs:
Defined benefit plans
Service cost	$153	$135	$117
Interest cost	163	154	192
Expected return on plan assets	(114)	(80)	(84)
Amortization of prior service costs	6	---	---
Recognized net actuarial loss	67	79	45
Settlement loss	6	---	78

	281	288	348
Defined contribution pension plan	1,287	725	524

Net periodic benefit cost	$1,568	$1,013	$872

	Postretirement Benefits
	2004	2003	2002

Components of net periodic benefit costs:
Defined benefit plans
Service cost	$5	$5	$60
Interest cost	63	100	173
Amortization of prior service costs	(88)	(88)	---
Recognized net actuarial loss	(82)	(51)	(52)
Settlement loss	(64)	(83)	(60)

Net periodic benefit cost	$(166)	$(117)	$121

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE K - INCOME TAXES

The provision (benefit) for income taxes on income (loss) from continuing operations consists of the following:

	2004	2003	2002

Current
Federal	$6,620	$7,114	$2,672
State	417	(138)	177

Total current	$7,037	$6,976	$2,849

Deferred
Federal	$749	$(11,906)	$2,355
State	65	(208)	138

Total deferred	$814	$(12,114)	$2,493

Income tax provision (benefit)	$7,851	$(5,138)	$5,342

Deferred income taxes reflect the income tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax basis of those assets and liabilities.

Significant components of the Company's deferred tax liabilities and assets are as follows:

	2004	2003

Deferred tax liabilities:
Property, plant and equipment	$9,859	$10,102
Inventories	---	49
Intangible assets	822	843
Other	4,275	3,593

Total deferred tax liabilities	14,956	14,587

Deferred tax assets:
Inventories	34	---
Postretirement benefits	4,255	4,799
Other employee benefits	1,690	2,026
State net operating losses	1,389	1,520
State tax credit carryforwards	1,444	366
Allowances for bad debts, claims and discounts	2,021	1,716
Other	115	966

Total deferred tax assets	10,948	11,393
Valuation allowance	(1,886)	(1,886)

Net deferred tax asset	9,062	9,507

Net deferred tax liabilities	$5,894	$5,080

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations are reconciled as follows:

	2004	2003	2002

Statutory rate applied to income (loss) from continuing operations	$7,662	$(4,958)	$5,877
Plus state income taxes net of federal tax effect	482	(247)	75

Total statutory provision (benefit)	$8,144	$(5,205)	$5,952

Increase (decrease) attributable to:
Contributions	---	---	(423)
Other items	(293)	67	(187)

Total tax provision (benefit)	$7,851	$(5,138)	$5,342

Income tax payments, net of income tax refunds (received), for continuing and discontinued operations were $17,937 in 2004, $2,869 in 2003, and $(439) in 2002.

At December 25, 2004, $1,721 of income tax refunds receivable was included in other current assets on the Company's balance sheet.

At December 25, 2004, approximately $30,000 of state tax NOL carryforwards and $1,444 state tax credit carryforwards are available to the Company that will expire in five to twenty years. A valuation allowance of $1,886 is recorded to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of state net operating losses and state tax credit carryforwards.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

		2004	2003	2002

Income (loss) from continuing operations (1)		$14,040	$(9,027)	$11,448

Denominator for calculation of basic earnings per share - weighted-average shares (2)		12,119	11,773	11,723

Effect of dilutive securities:
	Stock options (3)	420	---	44
	Stock subscriptions (3)	14	---	42
	Restricted stock grants (3)	12	---	12
	Directors' stock performance units (3)	10	---	---

Denominator for calculation of diluted earnings per share - weighted-average shares adjusted for potential dilution (2)(3)		12,575	11,773	11,821

Earnings (loss) per share:
	Basic	$1.16	$(0.77)	$0.98
	Diluted	$1.12	$(0.77)	$0.97

(1)	No adjustments needed in the numerator for diluted calculations.
(2)	Includes Common and Class B Common shares in thousands.
(3)

Because their effects are anti-dilutive, excludes shares under restricted stock plans and shares issuable under stock option, stock subscription plans, whose grant price is greater than the average market price of Common Shares outstanding at the end of the relevant period, and shares issuable on conversion of subordinated debentures into shares of Common Stock. Aggregate shares excluded were 981 in 2004, 1,059 in 2003, and 3,089 shares in 2002.

NOTE M - STOCK PLANS

The Company's 2000 Stock Incentive Plan reserved 1,936,500 shares of Common Stock for sale or award to key associates or outside directors of the Company under stock options, stock appreciation rights, restricted stock performance grants, or other awards. Outstanding options are generally exercisable at a cumulative rate of 25% per year after the second year from the date the options are granted and generally expire six to ten years after the date of grant. In 2004, 151,000 options were granted that were immediately exercisable and expire five years from date of grant and 195,610 options were granted and are exercisable in six months from the date of grant and expire six years from the date of grant. In 2002, 620,973 options were granted that were exercisable within six to eight months from the date the options were granted. Options outstanding were granted at prices at or above market price on the date of grant.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

A summary of the option activity for the three years ended December 25, 2004:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Fair Value of Options Granted During the Year

Outstanding at December 29, 2001	571,756	$4.85
Granted at market price	728,091	6.50	$3.31
Granted above market price	123,704	7.66	3.38
Forfeited	(97,131)	5.26

Outstanding at December 28, 2002	1,326,420	5.98
Exercised	(122,933)	5.70
Granted at market price	32,500	3.88	$1.91
Forfeited	(76,248)	5.89

Outstanding at December 27, 2003	1,159,739	5.97
Exercised	(317,807)	5.91
Granted at market price	379,997	13.97	$7.86
Granted above market price	16,113	13.84	6.79
Forfeited	(28,000)	4.66

Outstanding at December 25, 2004	1,210,042	$8.64

Options exercisable at:
December 28, 2002	804,197	$6.32
December 27, 2003	790,674	6.31
December 25, 2004	737,599	7.41

The following table summarizes information about stock options at December 25, 2004:

Options Outstanding

Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price

$3.210 - $4.875	259,725	6.5 years	$4.27
5.750 - 7.660	564,207	6.7 years	6.96
11.420 - 17.580	386,110	5.9 years	14.02

$3.210 - $17.580	1,210,042	6.4 years	$8.64

Options Exercisable

Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price

$3.210 - $4.875	117,369	$4.23
5.750 - 7.660	479,230	6.88
11.420 - 17.580	141,000	11.85

$3.210 - $17.580	737,599	$7.41

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

In August 1996, the Company's Board of Directors adopted a stock ownership plan applicable to selected management of the Company for the purpose of encouraging each participant to make a significant investment in the Company's Common Stock. Pursuant to the plan, no shares were subscribed at December 25, 2004, 127,694 shares were subscribed at a weighted-average price of $8.86 per share at December 27, 2003 and 699,332 shares were subscribed at a weighted-average price of $7.19 per share at December 28, 2002. All shares were subscribed at the prevailing market prices on the subscription date.

The Company also has a stock purchase plan which authorizes 108,000 shares of Common Stock for purchase by supervisory associates at the market price prevailing at the time of purchase. At December 25, 2004, 27,480 shares remained available for issue under the plan. Shares sold under this plan are held in escrow until paid for and are subject to repurchase agreements which give the Company a right of first refusal to purchase the shares if they are subsequently sold.

NOTE N - COMPREHENSIVE INCOME

Comprehensive income (loss) is as follows:

	2004	2003	2002

Net income (loss)	$12,315	$(16,954)	$4,565
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap agreements, net of tax of $191 in 2004, $729 in 2003, and $619 in 2002	180	1,126	968

Change in additional minimum pension liability, net of tax of $37 in 2004, $33 in 2003, and $133 in 2002	(59)	(85)	(242)

Comprehensive income (loss)	$12,436	$(15,913)	$5,291

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Components of accumulated other comprehensive loss are as follows:

	Minimum	Interest
	Pension	Rate
	Liability	Swaps	Total

Balance at December 29, 2001	$(1,305)	$(2,457)	$(3,762)
Change in additional minimum pension liability, net of tax of $133	(242)	---	(242)

Unrealized gain on interest rate swap agreements, net of tax of $619	---	968	968

Balance at December 28, 2002	(1,547)	(1,489)	(3,036)
Change in additional minimum pension liability, net of tax of $33	(85)	---	(85)

Unrealized gain on interest rate swap agreements, net of tax of $455	---	679	679

Ineffective portion of interest rate swap agreement, net of tax of $274	---	447	447

Balance at December 28, 2003	(1,632)	(363)	(1,995)
Change in additional minimum pension liability, net of tax of $37	(59)	---	(59)

Unrealized gain on interest rate swap agreements, net of tax of $147	---	108	108

Ineffective portion of interest rate swap agreement, net of tax of $44	---	72	72

Balance at December 25, 2004	$(1,691)	$(183)	$(1,874)

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE O - COMMITMENTS

The Company had commitments for purchases of machinery and equipment, building construction and information systems of approximately $6,926 at December 25, 2004.

The Company leases certain equipment under capital leases and certain buildings, machinery and equipment under operating leases. Commitments for minimum rentals under non-cancelable leases are as follows:

	Capital	Operating
	Leases	Leases

2005	$2,165	$2,171
2006	2,136	1,975
2007	3,296	747
2008	304	591
2009	304	165

Total commitments	8,205	5,649
Less amounts representing interest	(1,078)	---

Total commitments, excluding amounts representing interest	$7,127	$5,649

Property, plant and equipment includes machinery and equipment under capital leases which have cost and accumulated depreciation of $8,972 and $1,658, respectively, at December 25, 2004, and $7,393 and $540, respectively, at December 27, 2003.

There was no rent paid to related parties during 2004 and 2003. The Company was a party to two operating leases with related parties that were assumed by the Company as part of acquisitions made in 1999 and 2000. Rent paid to related parties during 2002 was approximately $1,029.

Rental expense in 2004, 2003 and 2002 amounted to approximately $3,219, $3,847 and $5,395, respectively.

NOTE P - SEGMENT INFORMATION

The Company is now in one line of business, Carpet Manufacturing. In 2003 and 2002, the Company reported its operations as two segments: Carpet Manufacturing and Floorcovering Base Materials (Carpet Yarns). The Company sold substantially all of its carpet yarn manufacturing facilities and subsequently integrated the operations of its remaining carpet yarn facility into its carpet manufacturing business. The Company measures the operations of its carpet yarn facility as a cost center and considers it principally as a raw material source for its carpet businesses.

NOTE Q - IMPAIRMENTS AND OTHER CHARGES AND DEBT EXTINGUISHMENT COSTS

Impairments and other charges were $11,366 in 2003 and $3,614 in 2002. The charges in 2003 were principally related to the write-down of assets impaired as a result of the sale of our North Georgia operations. $10,566 of these charges was non-cash and, related to the impairment of long-lived assets and $800 was related to success fees paid to management in connection with the sale transaction. The non-cash charges included $9,427 relating to computer systems to be replaced that were written down to current economic value and $1,139 relating to machinery written-off because it could no longer be used in the Company's operations.

The 2002 charges were related to the write-off of internal use computer software no longer used by the Company.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Debt extinguishment costs were $9,707 in 2003 and $2,769 in 2002. The 2003 costs included $4,219 of debt prepayment penalties and fees and $5,488 of non-cash charges to write off deferred financing costs related to the debt retired with the proceeds for the sale of the Company's North Georgia operations. In 2002, deferred financing costs were written off when the Company refinanced its senior credit facility prior to its scheduled maturity.

NOTE R - OTHER (INCOME) EXPENSE

Other income and expense is summarized as follows:

		2004		2003		2002

Other operating income:
Gain on sale of extrusion assets	$	---	$	---		$(6,901)
Gain on sale of other operating assets		---		(437)		(721)
Other miscellaneous income		(279)		(114)		---

Other operating income		$(279)		$(551)		$(7,622)

Other operating expense:
Contract dispute		$500	$	---	$	---
Retirement expenses		434		489		449
Other miscellaneous expense		84		10		141

Other operating expense		$1,018		$499		$590

Other income:
Equity in earnings of unconsolidated subsidiary		$(419)		$(523)		$(864)
Interest income		(310)		(80)		(163)
Dispute settlement		(500)		---		---
Gain on sale of real estate		---		(122)		---
Other miscellaneous income		(196)		(64)		(230)

Other income		$(1,425)		$(789)		$(1,257)

Other expense:
Accounts receivable securitization costs	$	---	$	---		$140
Supplier charges		---		---		351
Contract cancellation		---		---		313
Other miscellaneous expense		6		81		---

Other expense		$6		$81		$804

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THE DIXIE GROUP, INC. AND SUBSIDIARIES
(dollars in thousands)

	Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses		Additions Charged to Other Accounts - Describe	Deductions - Describe		Balance at End of Year

Year ended December 25, 2004:

Reserves deducted from asset accounts:
	Allowance for doubtful accounts	$1,309	$732	$	---	$206	(1)	$1,835
	Provision to reduce inventories to net realizable value	3,769	845		---	---		4,614
	Provision for claims and allowances	1,399	7,049		---	6,484	(5)	1,964

Year ended December 27, 2003:

Reserves deducted from asset accounts:
	Allowance for doubtful accounts	$1,344	$444	$	---	$479	(1)	$1,309
	Provision to reduce inventories to net realizable value	6,180	---		---	2,411	(2)	3,769
	Provision to reduce assets held for sale to estimated fair market value	910	---		---	910	(3)	---
	Reserve for note receivable associated with discontinued operations	8,000	---		---	8,000	(1)	---
	Provision for claims and allowances	1,910	6,154		---	6,665	(5)	1,399

Year ended December 28, 2002:

Reserves deducted from asset accounts:
	Allowance for doubtful accounts	$2,524	$1,257	$	---	$2,437	(1)(4)	$1,344
	Provision to reduce inventories to net realizable value	6,281	---		---	101	(2)	6,180
	Provision to reduce assets held for sale to estimated fair market value	948	---		---	38	(3)	910
	Reserve for note receivable associated with discontinued operations	1,867	6,133		---	---		8,000
	Provision for claims and allowances	1,190	6,075		---	5,355	(5)	1,910

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Current year provision or reserve reductions for inventories sold.
(3)	Reserve reductions for assets sold.
(4)	Reduction of $1,946 was reported in assets held for sale.
(5)	Reserve reductions for claims and allowances settled.

ANNUAL REPORT ON FORM 10-K
ITEM 15 (e)
EXHIBITS

YEAR ENDED DECEMBER 25, 2004
THE DIXIE GROUP, INC.
CHATTANOOGA, TENNESSEE

Exhibit Index
EXHIBIT NO.	EXHIBIT DESCRIPTION	INCORPORATION BY REFERENCE
(2.1)	Asset Purchase Agreement between The Dixie Group, Inc. and certain of its subsidiaries, and Shaw Industries Group, Inc., dated September 4, 2003.	Incorporated by reference to Exhibit (10.1) to Dixie's Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.*
(2.2)	First Amendment, dated November 12, 2003, to Asset Purchase Agreement dated September 4, 2003.	Incorporated by reference to Exhibit (2.2) to Dixie's Current Report on Form 8-K dated November 12, 2003.*

(3.1)	Restated Charter of The Dixie Group, Inc.	Incorporated by reference to Exhibit (3) to Dixie's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997. *
(3.2)	Amended and Restated By-Laws of Dixie Yarns, Inc.	Incorporated by reference to Exhibit (3.2) to Dixie's Annual Report on Form 10-K for the year ended December 28, 2002. *
(3.3)	Amendment to Restated Charter of The Dixie Group, Inc.	Incorporated by reference to Exhibit (3.3) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2003.
(3.4)	Text of Restated Charter of The Dixie Group, Inc. as Amended - Blackline Version.	Incorporated by reference to Exhibit (3.4) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2003.
(4.1)	Form of Indenture, dated May 15, 1987 between Dixie Yarns, Inc. and Morgan Guaranty Trust Company of New York as Trustee.	Incorporated by reference to Exhibit 4.2 to Amendment No. 1 of Dixie's Registration Statement No. 33-14078 on Form S-3, dated May 19, 1987. *
(4.2)

Loan and Security Agreement and Forms of Notes dated May 14, 2002 by and among The Dixie Group, Inc., Fleet Capital Corporation, as "Agent", General Electric Capital Corporation, as "Documentation Agent", and Congress Financial Corporation (Southern), as "Co-Agent".

Incorporated by reference to Exhibit (4.1) to Dixie's Current Report on Form 8-K dated May 14, 2002. *
(4.3)	Amended and Restated Loan and Security Agreement dated April 14, 2004 by and among The Dixie Group, Inc., each of its subsidiaries as guarantors, and Fleet Capital Corporation, as Agent.	Incorporated by reference to Exhibit (4.13) to Dixie's Current Report on Form 8-K dated April 14, 2004.
(4.4)

First Amendment to Amended and Restated Loan and Security Agreement, dated November 10, 2004 by and among The Dixie Group, Inc., each of its subsidiaries as guarantors, and Fleet Capital Corporation, as Agent.

Incorporated by reference to Exhibit (4.1) to Dixie's Current Report on Form 8-K dated November 8, 2004.
(4.5)	Consent to Acquisition of Partnership Interest by Chroma Systems Partners, dated October 29, 2004, by Fleet Capital Corporation, as Agent.	Incorporated by reference to Exhibit (4.2) to Dixie's Current Report on Form 8-K dated November 8, 2004.
(10.1)	Asset Purchase Agreement dated as of August 29, 1997 among The Dixie Group, Inc., Bretlin, Inc., Foamex L.P. and General Felt Industries, Inc.	Incorporated by reference to Exhibit (2) to Dixie's Current Report on Form 8-K dated August 29, 1997. *
(10.2)	Dixie Yarns, Inc. Incentive Stock Plan as amended. **	Incorporated by reference to ANNEX A to Dixie's Proxy Statement dated March 27, 1998 for its 1998 Annual Meeting of Shareholders. *
(10.3)	Form of Non-qualified Stock Option Agreement Under the Dixie Yarns, Inc. Incentive Stock Plan. **	Incorporated by reference to Exhibit (10a) to Dixie's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995. *
(10.4)	Form of Amendment to Non-qualified Stock Option Agreement Under the Dixie Yarns, Inc. Incentive Stock Plan. **	Incorporated by reference to Exhibit (10b) to Dixie's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995. *
(10.5)	Form of Stock Option Agreement Under the Dixie Yarns, Inc. Incentive Stock Plan as amended. **	Incorporated by reference to Exhibit (10b) to Dixie's Annual Report on Form 10-K for the year ended December 28, 1996. *
(10.6)	Form of Stock Rights and Restrictions Agreement for Restricted Stock Award Under Incentive Stock Plan as amended. **	Incorporated by reference to Exhibit (10v) to Dixie's Annual Report on Form 10-K for the year ended December 27, 1997. *
(10.7)	The Dixie Group, Inc. Stock Ownership Plan as amended (corrected copy). **	Incorporated by reference to Exhibit (10.1) to Dixie's Quarterly Report on Form 10-Q for the quarter ended June 26, 2004. *
(10.8)	Form of Stock Subscription Agreement Under Stock Ownership Plan of The Dixie Group, Inc. **	Incorporated by reference to Exhibit (10x) to Dixie's Annual Report on Form 10-K for the year ended December 27, 1997. *
(10.9)	The Dixie Group, Inc. Director's Stock Plan. **	Incorporated by reference to Exhibit (10y) to Dixie's Annual Report on Form 10-K for the year ended December 27, 1997. *
(10.10)	Asset Purchase Agreement dated January 8, 1999, by and between Multitex Corporation of America and The Dixie Group, Inc.	Incorporated by reference to Exhibit (10) to Dixie's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999. *
(10.11)	The Dixie Group, Inc. New Non-qualified Retirement Savings Plan effective August 1, 1999. **	Incorporated by reference to Exhibit (10.1) to Dixie's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999. *
(10.12)	The Dixie Group, Inc. Deferred Compensation Plan Amended and Restated Master Trust Agreement effective as of August 1, 1999. **	Incorporated by reference to Exhibit (10.2) to Dixie's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999. *
(10.13)	Asset Purchase Agreement dated as of May 7, 1999, between R. L. Stowe Mills, Inc., and The Dixie Group, Inc.	Incorporated by reference to Exhibit (10.3) to Dixie's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999. *
(10.14)	Stock Purchase Agreement dated as of July 1, 2000, by and among the Company and the stockholders of Fabrica International, Inc. named therein.	Incorporated by reference to Exhibit (2.1) to Dixie's Current Report on Form 8-K dated July 1, 2000. *
(10.15)	Stock Purchase Agreement dated as of July 1, 2000, by and among the Company and all of the stockholders of Chroma Technologies, Inc.	Incorporated by reference to Exhibit (2.2) to Dixie's Current Report on Form 8-K dated July 1, 2000. *
(10.16)	Pledge and Security Agreement, dated July 1, 2000, by and among the Company and Scott D. Guenther.	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated July 1, 2000. *
(10.17)	Pledge and Security Agreement, dated July 1, 2000, by and among the Company, Albert A. Frink, the Albert A. Frink and Denise Frink Charitable Remainder Unitrust and the Albert A. Frink Loving Trust.	Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated July 1, 2000. *
(10.18)	The Dixie Group, Inc. Stock Incentive Plan, as amended. **	Incorporated by reference to Annex A to Dixie's Proxy Statement dated April 5, 2002 for its 2002 Annual Meeting of Shareholders. *
(10.19)

Amended and restated stock purchase agreement by and among The Dixie Group, Inc., and Scott D. Guenther, Royce R. Renfroe, and the Albert A. Frink and Denise Frink Charitable Remainder Unitrust and the Albert A. Frink Loving Trust dated September 8, 2000.

Incorporated by reference to Exhibit (10.1) to Dixie's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. *
(10.20)	Pledge and security agreement dated September 8, 2000.	Incorporated by reference to Exhibit (10.2) to Dixie's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. *
(10.21)	Form of Stock Option Agreement under The Dixie Group, Inc. Stock Incentive Plan. **	Incorporated by reference to Exhibit (10.23) to Dixie's Annual Report on Form 10-K for the year ended December 29, 2001. *
(10.22)	The Dixie Group, Inc. 2001 Leadership & Performance Incentive Award Plan and Form of Individual Award thereunder. **	Incorporated by reference to Exhibit (10.24) to Dixie's Annual Report on Form 10-K for the year ended December 29, 2001. *
(10.23)	Asset Purchase Agreement dated May 1, 2002, by and among Candlewick Yarns, Inc., Bretlin, Inc., The Dixie Group, Inc., CAF Extrusion, Inc. and Collins and Aikman Floorcovering, Inc.	Incorporated by reference to Exhibit (10.1) to Dixie's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002. *
(10.24)	The Dixie Group, Inc. Core Leadership Team Stock Subscription Plan. **	Incorporated by reference to Exhibit (10.24) to Dixie's Annual Report on Form 10-K for the year ended December 28, 2002.*
(10.25)	Form of Stock Subscription Agreement under The Dixie Group, Inc. Core Leadership Team Stock Subscription Plan. **	Incorporated by reference to Exhibit (10.25) to Dixie's Annual Report on Form 10-K for the year ended December 28, 2002.*
(10.26)	The Dixie Group, Inc. 2002 Leadership and Performance Incentive Award Plan. **	Incorporated by reference to Exhibit (10.26) to Dixie's Annual Report on Form 10-K for the year ended December 28, 2002.*
(10.27)	Employment Agreement between The Dixie Group, Inc. and David E. Polley, dated November 20, 2002.**	Incorporated by reference to Exhibit (10.1) to Dixie's Quarterly Report on Form 10-Q for the quarter ended March 29, 2003.*
(10.28)	Master Lease Agreement for Synthetic Lease, dated October 14, 2003, between the Company and General Electric Capital Corporation.	Incorporated by reference to Exhibit (10.28) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2003.
(10.29)	First Amendment dated January 26, 2004 to Employment Agreement between The Dixie Group, Inc. and David E. Polley, dated November 20, 2002.**	Incorporated by reference to Exhibit (10.29) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2003.
(10.30)	Severance Agreement and Release between The Dixie Group, Inc. and Paul K. Frierson, dated July 31, 2003.**	Incorporated by reference to Exhibit (10.30) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2003.
(10.31)	Employment Agreement between Fabrica International (a wholly-owned subsidiary of The Dixie Group, Inc.) and Royce R. Renfroe dated July 1, 2000.**	Incorporated by reference to Exhibit (10.31) to Dixie's Quarterly Report on Form 10-Q for the quarter ended March 27, 2004.
(10.32)

Chroma Transition Agreement, dated November 8, 2004, by and among The Dixie Group, Inc., Chroma Technologies, Inc., Chroma Systems Partners, Collins & Aikman Floorcoverings, Inc., Monterey Carpets, Inc. and Monterey Color Systems, Inc.

Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated November 8, 2004.
(10.33)	Summary Description of the 2004 Annual Incentive Plan for The Dixie Group, Inc. **	Filed herewith.
(10.34)	Summary Description of the 2004 Director Compensation Arrangements for The Dixie Group, Inc. **	Filed herewith.
(10.35)	Form of Stock Rights and Restrictions Agreement for Restricted Stock Award under Stock Incentive Plan, as amended. **	Filed herewith.

(14)	Code of Ethics	Incorporated by reference to Exhibit (14) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2003.
(21)	Subsidiaries of the Registrant.	Filed herewith.
(23)	Consent of Ernst & Young LLP.	Filed herewith.
(31.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(a)	Filed herewith.
(31.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(a)	Filed herewith.
(32.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(b).	Filed herewith.
(32.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(b).	Filed herewith.

* Commission File No. 0-2585.

** Indicates a management contract or compensatory plan or arrangement.