Form 10-Q
period 2005-03-26
DIXIE GROUP INC
filed 2005-05-04
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 26, 2005
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
[ X ]	Yes	[ ]	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[ X ]	Yes	[ ]	No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of April 25, 2005

Common Stock, $3 Par Value Class B Common Stock, $3 Par Value Class C Common Stock, $3 Par Value	11,736,561 shares 667,569 shares 0 shares

THE DIXIE GROUP, INC.
INDEX TO QUARTERLY FINANCIAL REPORT
Table of Contents
PART I. FINANCIAL INFORMATION	Page
Item 1 -- Financial Statements
Consolidated Condensed Balance Sheets - March 26, 2005 and December 25, 2004	3 - 4
Consolidated Condensed Statements of Income - Three Months Ended March 26, 2005 and March 27, 2004	5
Consolidated Condensed Statements of Cash Flows - Three Months Ended March 26, 2005 and March 27, 2004	6
Consolidated Condensed Statement of Stockholders' Equity - Three Months Ended March 26, 2005	7
Notes to Consolidated Condensed Financial Statements	8 - 15
Item 2 -- Management's Discussion and Analysis of Results of Operations and Financial Condition	16 - 20
Item 3 -- Quantitative and Qualitative Disclosures about Market Risk	21
Item 4 -- Controls and Procedures	21
PART II. -- OTHER INFORMATION
Item 1 -- Legal Proceedings	22
Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds
Item 3 -- Defaults Upon Senior Securities
Item 4 -- Submission of Matters to a Vote of Security Holders
Item 5 -- Other Information
Item 6 -- Exhibits
Signatures	23

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED BALANCE SHEETS (dollars in thousands)

	(Unaudited) March 26, 2005	December 25, 2004

ASSETS
CURRENT ASSETS
Accounts receivable (less allowance for doubtful
accounts of $1,997 for 2005 and $1,835 for 2004)	$32,930	$33,276
Inventories	59,606	57,992
Other	12,087	15,286

TOTAL CURRENT ASSETS	104,623	106,554

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	6,048	6,048
Buildings and improvements	37,746	36,540
Machinery and equipment	94,695	91,488

	138,489	134,076
Less accumulated amortization and depreciation	(60,083)	(57,739)

NET PROPERTY, PLANT AND EQUIPMENT	78,406	76,337

GOODWILL	55,604	55,604

OTHER ASSETS	9,518	9,782

TOTAL ASSETS	$248,151	$248,277

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED BALANCE SHEETS (dollars in thousands)

	(Unaudited) March 26, 2005	December 25, 2004

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$16,477	$11,178
Accrued expenses	22,970	27,610
Current portion of long-term debt	9,164	9,156

TOTAL CURRENT LIABILITIES	48,611	47,944

LONG-TERM DEBT
Senior indebtedness	35,224	36,538
Capital lease obligations	4,851	5,539
Convertible subordinated debentures	24,737	24,737

TOTAL LONG-TERM DEBT	64,812	66,814

OTHER LIABILITIES	12,442	13,087

DEFERRED INCOME TAXES	8,533	9,595

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized
80,000,000 shares, issued - 15,123,951 shares
for 2005 and 14,999,689 shares for 2004	45,372	44,999
Class B Common Stock ($3 par value per share):
Authorized 16,000,000 shares, issued - 667,569
shares for 2005 and 2004	2,003	2,003
Additional paid-in capital	132,281	131,321
Unearned stock compensation	(840)	(26)
Accumulated deficit	(9,248)	(11,542)
Accumulated other comprehensive loss	(1,771)	(1,874)

	167,797	164,881
Less Common Stock in treasury at cost - 3,395,390
shares for 2005 and 2004	(54,044)	(54,044)

TOTAL STOCKHOLDERS' EQUITY	113,753	110,837

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$248,151	$248,277

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED) (dollars in thousands, except per share data)

	Three Months Ended
	March 26, 2005	March 27, 2004

Net sales	$72,034	$64,404
Cost of sales	49,991	42,882

Gross profit	22,043	21,522
Selling and administrative expenses	17,799	17,586
Other operating income	(85)	(18)
Other operating expense	36	74

Operating income	4,293	3,880

Interest expense	1,402	1,494
Other income	(92)	(792)
Other expense	20	---

Income from continuing operations before taxes	2,963	3,178
Income tax provision	1,091	1,202

Income from continuing operations	1,872	1,976
Loss from discontinued operations, net of tax	(412)	(338)
Income on disposal of discontinued operations, net of tax	834	79

Net income	$2,294	$1,717

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.15	$0.16
Discontinued operations	(0.03)	(0.03)
Disposal of discontinued operations	0.07	0.01

Net income	$0.19	$0.14

WEIGHTED-AVERAGE SHARES OUTSTANDING	12,270	11,960

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.15	$0.16
Discontinued operations	(0.03)	(0.03)
Disposal of discontinued operations	0.06	0.01

Net income	$0.18	$0.14

WEIGHTED-AVERAGE SHARES OUTSTANDING	12,853	12,421

DIVIDENDS PER SHARE:
Common Stock	---	---
Class B Common Stock	---	---

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Three Months Ended
	March 26, 2005	March 27, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$1,872	$1,976
Loss from discontinued operations	(412)	(338)
Income on disposal of discontinued operations	834	79

Net income	2,294	1,717
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	2,616	2,182
Change in deferred income taxes	(777)	563
Net (gain) loss on property, plant and equipment disposals	20	(127)
Tax benefit from exercise of stock options	127	---
Amortization of restricted stock	146	---
Changes in operating assets and liabilities:
Accounts receivable	346	(5,041)
Inventories	(1,614)	(5,753)
Accounts payable and accrued expenses	659	8,550
Other operating assets and liabilities	2,525	(2,494)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,342	(403)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	210	6,424
Accrued income taxes related to sale of business	---	(10,230)
Accrued purchase price consideration related to sale of business	---	(3,351)
Purchase of property, plant and equipment	(4,804)	(4,686)
Investment in affiliate	---	161

NET CASH USED IN INVESTING ACTIVITIES	(4,594)	(11,682)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) borrowings on credit facility	(389)	8,830
Payments on term loan	(715)	(6,479)
Payments on equipment financing	(156)	---
Borrowings under capitalized leases	---	1,579
Payments on capitalized leases	(686)	(362)
Payments on mortgage note payable	(48)	---
Common Stock issued under stock option plans	246	861

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,748)	4,429

DECREASE IN CASH AND CASH EQUIVALENTS	---	(7,656)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	---	11,058

CASH AND CASH EQUIVALENTS AT END OF PERIOD $	---	$3,402

Interest paid	$829	$852
Income taxes paid, net of tax refunds	123	10,349

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED) (dollars in thousands)

	Common Stock and Class B Common Stock	Additional Paid-In Capital	Unearned Stock Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total Stockholders' Equity

Balance at December 25, 2004	$47,002	$131,321	$(26)	$(11,542)	$(1,874)	$(54,044)	$110,837
Common Stock sold under stock option plan - 57,082 shares	171	75	---	---	---	---	246

Tax benefit from exercise of stock options	---	127	---	---	---	---	127

Restricted stock grants issued - 67,180 shares	202	758	(960)	---	---	---	---

Amortization of restricted stock grants	---	---	146	---	---	---	146
Other comprehensive income	---	---	---	---	103	---	103
Net income	---	---	---	2,294	---	---	2,294

Balance at March 26, 2005	$47,375	$132,281	$(840)	$(9,248)	$(1,771)	$(54,044)	$113,753

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements which do not include all the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which includes consolidated financial statements for the fiscal year ended December 25, 2004. Operating results for the three-month period ended March 26, 2005 are not necessarily indicative of the results that may be expected for the entire 2005 year.

The financial statements separately report discontinued operations and the results of continuing operations (See Note F). Disclosures included herein pertain to the Company's continuing operations unless noted otherwise.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires these costs be treated as current period charges. In addition, SFAS No. 151 requires that fixed production overhead cost be allocated to units of production based on the normal capacity of each production facility. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect SFAS No. 151 to materially impact its financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29." SFAS No. 153 amends the guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect SFAS No. 153 to materially impact its financial statements.

In December 2004, the FASB issued SFAS No. 123 - Revised (SFAS No. 123R), "Share-Based Payment." SFAS No. 123R revises SFAS No. 123, "Accounting for Stock-Based Compensation", and supercedes APB No. 25, "Accounting for Stock Issued to Employees." Under SFAS No. 123R, the Company will measure the cost of employee services received in exchange for stock based on the grant-date fair value of stock-based compensation (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the stock award (usually the vesting period). The fair value of the stock award will be estimated using an option-pricing model, with excess tax benefits, as defined in SFAS No. 123R, being recognized as an addition to paid-in capital. The provisions of SFAS No. 123R are effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company is currently in the process of evaluating the impact of SFAS No. 123R on its financial statements.

NOTE C - STOCK COMPENSATION

Currently, the Company accounts for stock options granted as prescribed under APB Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes compensation cost based upon the intrinsic value of the award and follows the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123". SFAS No. 123, as amended by SFAS No. 148, requires disclosure of stock compensation cost using the alternative fair value method of accounting.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)
(Cont'd.)

The following pro forma summary presents the Company's net income and earnings per share as if the Company had determined stock compensation expense using the alternative fair value method of accounting under SFAS No. 123, as amended by SFAS No. 148. The pro forma impact on net income and earnings per share shown below may not be representative of future results.

	Three Months Ended
	March 26, 2005	March 27, 2004

Net income, as reported	$2,294	$1,717
Stock compensation expense, net of taxes	(600)	(40)

Adjusted net income	1,694	1,677

Basic earnings per share, as reported	0.19	0.14
Stock compensation expense, net of taxes	(0.05)	---

Adjusted basic earnings per share	0.14	0.14

Diluted earnings per share, as reported	0.18	0.14
Stock compensation expense, net of taxes	(0.05)	---

Adjusted diluted earnings per share	0.13	0.14

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
	March 26, 2005	(1)	March 27, 2004

Expected life	---		5 years
Expected volatility	---		63.40%
Risk-free interest rate	---		3.07%
Dividend yield	---		0.00%

(1) There were no options granted during the three months ended March 26, 2005.

NOTE D - RECEIVABLES

Receivables are summarized as follows:

	March 26, 2005	December 25, 2004

Customers, trade	$33,445	$33,722
Other	1,482	1,389

Gross receivables	34,927	35,111
Less allowance for doubtful accounts	1,997	1,835

Net receivables	$32,930	$33,276

The Company had notes receivable in the amount of $1,831 and $3,026 at March 26, 2005 and December 25, 2004, respectively, which are included in other current assets in the accompanying consolidated condensed balance sheets.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)
(Cont'd.)

NOTE E - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method, which generally matches current costs of inventory sold with current revenues, for substantially all inventories.

Inventories are summarized as follows:

	March 26, 2005	December 25, 2004

Raw materials	$18,731	$14,420
Work-in-process	15,076	14,679
Finished goods	29,604	31,962
Supplies, repair parts and other	529	496
LIFO	(4,334)	(3,565)

Total inventories	$59,606	$57,992

NOTE F - DISCONTINUED OPERATIONS

Following is a summary of the Company's discontinued operations:

		Three Months Ended
		March 26, 2005		March 27, 2004

Net sales	$	---	$	---

Loss from discontinued operations:
Before income taxes		(652)		(546)
Income tax benefit		(240)		(208)

Loss from discontinued operations, net of tax		$(412)		$(338)

Income on disposal of discontinued operations:
Before income taxes		1,320		127
Income tax provision		486		48

Income on disposal of discontinued operations, net of tax		$834		$79

In early fiscal 2004, the Company sold a spun yarn facility. The production of this facility had been substantially utilized by the operations sold to Shaw Industries Group, Inc. on November 12, 2003. Proceeds from the sale of the spun yarn facility, net of funds used to purchase certain leased assets sold with the facility and to pay certain expenses of the transaction, were $6,424. In 2005, the Company reduced its reserve for notes receivable by $1,320 to reflect the settlement of a note receivable associated with its textile cotton yarn and dyeing operations sold in 1999. Operating results associated with businesses sold are classified as discontinued operations for all periods presented.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)
(Cont'd.)

NOTE G - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	March 26, 2005	December 25, 2004

Compensation and benefits	$7,668	$12,611
Accrued income taxes	4,532	2,606
Provision for customer rebates, claims and allowances	3,703	3,950
Accrued purchase price consideration	---	2,766
Other	7,067	5,677

Total accrued expenses	$22,970	$27,610

NOTE H - PRODUCT WARRANTY RESERVES

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

Following is a summary of the Company's warranty activity:

	March 26, 2005	March 27, 2004

Warranty reserve beginning of period	$772	$608
Warranty liabilities accrued	1,032	406
Warranty liabilities settled	(1,110)	(407)
Changes for pre-existing warranty liabilities	23	16

Warranty reserve end of period	$717	$623

NOTE I - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	March 26, 2005	December 25, 2004

Senior indebtedness
Credit line borrowings	$14,586	$15,130
Term loans	17,140	17,855
Capital lease obligations	6,533	7,220
Mortgage note payable	7,142	7,190
Note payable	1,338	1,338

Total senior indebtedness	46,739	48,733
Convertible subordinated debentures	27,237	27,237

Total long-term debt	73,976	75,970
Less current portion of long-term debt	(7,482)	(7,475)
Less current portion of capital lease obligations	(1,682)	(1,681)

Total long-term debt, less current portions	$64,812	$66,814

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)
(Cont'd.)

The Company's senior loan and security agreement contains financial covenants relating to fixed charges and total debt that apply if availability under the revolving credit line falls below $10,000, as well as covenants that limit future acquisitions, capital expenditures, and the payment of dividends. The unused borrowing capacity under the facility's revolving credit and capital expenditure lines on March 26, 2005 was approximately $40,591. The mortgage note payable contains financial covenants related to certain fixed charges of an affiliate.

NOTE J - DERIVATIVE FINANCIAL INSTRUMENTS

The Company was party to an interest rate swap agreement which expired March 11, 2005. Under the interest rate swap agreement, the Company paid a fixed rate of interest of 3.24% multiplied by a notional amount of $70,000, and received in return an amount equal to a specified variable rate of interest multiplied by the same notional amount.

The Company is party to an interest rate swap agreement through March 2013, that is linked to a mortgage note payable and considered a highly effective hedge. Under the interest rate swap agreement, the Company pays a fixed rate of interest multiplied by a notional principal amount equal to the outstanding balance of the mortgage note, and receives in return an amount equal to a specified variable rate of interest multiplied by the same notional principal. The fair value of the interest rate swap agreement is reflected on the Company's balance sheet and related changes are deferred in other comprehensive income. As of March 26, 2005, the notional amount of the interest swap agreement was $7,142. Under the terms of the swap agreement, the Company pays a fixed interest rate of 4.54% through March 2013, which effectively fixes interest on the mortgage note payable at 6.54%. Net unrealized losses, net of tax, included in AOCL were $80 at March 26, 2005.

NOTE K - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) defined contribution plan covering substantially all associates. The Company matches associates' contributions on a sliding scale based on the level of the associate's contribution. The Company may make additional contributions to the plan based on the attainment of certain performance targets set by the Company.

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations owed to participants were $8,288 at March 26, 2005 and $8,439 at December 25, 2004 and are included in other liabilities in the Company's balance sheet. Substantially, all such liabilities are funded by assets held for the benefit of participants.

The Company sponsors two defined benefit retirement plans, one that covers a limited number of the Company's active associates and another that has been frozen since 1993 as to new benefits earned under the plan. The Company is in the process of terminating the frozen defined benefit plan.

Costs charged to continuing operations for all pension plans are summarized as follows:

	Three Months Ended
	March 26, 2005	March 27, 2004

Components of net periodic benefit costs:
Defined benefit plans
Service cost	$40	$65
Interest cost	37	61
Expected return on plan assets	(30)	(38)
Amortization of prior service cost	1	---
Recognized net actuarial loss	19	34

Net periodic benefit cost	$67	$122

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)
(Cont'd.)

The Company sponsors a postretirement benefit plan that provides life insurance to a limited number of associates as a result of a prior acquisition. The Company also sponsors a postretirement benefit plan that provides medical and life insurance for a limited number of associates who retired prior to January 1, 2003.

Costs charged to continuing operations for all postretirement plans are summarized as follows:

	Three Months Ended
	March 26, 2005	March 27, 2004

Components of net periodic benefit costs:
Defined benefit plans
Service cost	$10	$10
Interest cost	20	20
Amortization of prior service costs	(10)	(10)

Net periodic benefit cost	$20	$20

Amounts contributed, or expected to be contributed, by the Company during the current fiscal year is not anticipated to be significantly different from amounts disclosed in the Company's 2004 Annual Report filed on Form 10-K. However, we are in the process of terminating our frozen defined benefit plan and will fully fund that plan when all regulatory approvals have been received and the plan is terminated.

NOTE L - COMMON STOCK AND EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended
	March 26, 2005	March 27, 2004

Income from continuing operations (1)	$1,872	$1,976

Denominator for calculation of basic earnings per share - weighted-average shares (2)	12,270	11,960

Effect of dilutive securities:
Stock options (3)	548	419
Stock subscriptions	---	16
Restricted stock grants	23	11
Directors' stock performance units	12	15

Denominator for calculation of diluted earnings per share - weighted-average shares adjusted for potential dilution (2)(3)	12,853	12,421

Earnings per share:
Basic	$0.15	$0.16
Diluted	$0.15	$0.16
(1)	No adjustments needed in the numerator for diluted calculations.
(2)	Includes Common and Class B Common shares in thousands.
(3)

Because their effects are anti-dilutive, excludes shares issuable under stock option plans whose grant price is greater than the average market price of Common Shares outstanding at the end of the relevant period and shares issuable on conversion of subordinated debentures into shares of Common Stock. Aggregate shares excluded were 846 in 2005 and 937 in 2004.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)
(Cont'd.)

NOTE M - COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Three Months Ended
	March 26, 2005	March 27, 2004

Net income	$2,294	$1,717
Other comprehensive income:
Unrealized gains on interest rate swap agreements, net of tax of $76 in 2005 and $82 in 2004	103	134

Comprehensive income	$2,397	$1,851

Components of accumulated other comprehensive loss, net of tax, are as follows:

	Minimum	Interest
	Pension	Rate
	Liability	Swaps	Total

Balance at December 25, 2004	$(1,691)	$(183)	$(1,874)
Unrealized gains on interest rate swap agreements net of tax of $76	---	103	103

Balance at March 26, 2005	$(1,691)	$(80)	$(1,771)

NOTE N - OTHER (INCOME) EXPENSE

Other (income) expense is summarized as follows:

		March 26, 2005		March 27, 2004

Other operating income:
Other miscellaneous income		$(85)		$(18)

Other operating income		$(85)		$(18)

Other operating expense:
Retirement expenses		$33		$74
Other miscellaneous expense		3		---

Other operating expense		$36		$74

Other income:
Equity in earnings of unconsolidated subsidiary	$	---		$(138)
Interest income		(84)		(75)
Dispute settlement		---		(500)
Other miscellaneous income		(8)		(79)

Other income		$(92)		$(792)

Other expense:
Other miscellaneous expense		$20	$	---

Other expense		$20	$	---

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)
(Cont'd.)

NOTE O - SEGMENT INFORMATION

The Company is in one line of business, Carpet Manufacturing.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is presented to update the discussion of results of operations and financial condition included in our 2004 annual report.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies were outlined in Management's Discussion and Analysis of Results of Operations and Financial Condition in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no changes to those critical accounting policies subsequent to the date of that report.

RESULTS OF OPERATIONS

The following table sets forth certain elements of our continuing operating results as a percentage of net sales for the periods indicated:

Three Months Ended
	March 26, 2005	March 27, 2004

Net sales	100.0%	100.0%
Cost of sales	69.4%	66.6%

Gross profit	30.6%	33.4%
Selling and administrative expenses	24.7%	27.3%

Other operating income	(0.1)%	0.0%
Other operating expense	0.0%	0.1%

Operating income	6.0%	6.0%

Net Sales. Net sales for the quarter ended March 26, 2005 were $72.0 million, an increase of 11.8% from $64.4 million for the quarter ended March 27, 2004.

The improved revenue was driven by significant increases in net sales of residential and commercial carpet products. Compared with the prior year, net sales of residential carpet products increased 18.6% and net sales of commercial carpet increased 15.5%. We believe the improved carpet revenue is attributable to a growing economy, particularly in the higher-end of the soft floorcovering market where our business is concentrated and the favorable acceptance in our markets of new product introductions.

Net sales of carpet yarn in the first quarter of 2005 declined $2.6 million, or 41%, compared with the first quarter of the prior year, principally as the result of short-term carpet yarn sourcing arrangements in the prior year due to the sale of our North Georgia operations in late 2003.

Cost of Sales. Cost of sales as a percentage of net sales increased 2.8 percentage points, compared to the prior year. Approximately 57% of this increase, or 1.6 percentage points, is attributable to a LIFO inventory liquidation which reduced cost of sales by $1.0 million during the prior year period. Additionally, the cost of sales as a percentage of net sales increased in 2005 due to a less favorable product mix and raw material cost increases that were not fully passed through to customers during the quarter.

Gross Profit. Gross profit increased $0.5 million in the quarter ended March 26, 2005 compared with the quarter ended March 27, 2004 as a result of higher sales volume, which more than offset the effect of the factors described above, that increased the cost of sales percentage.

Selling and Administrative Expenses. Selling and administrative expenses increased $.2 million in the first quarter of 2005, compared with the same quarter of 2004, but decreased as a percent of net sales by 2.6 percentage points, principally as a result of the higher net sales volume.

Other Operating Income/Other Operating Expense. Other operating income and other operating expense were not significant in either the first quarter of 2005 or 2004.

Operating Income. Operating income was $4.3 million, or 6.0% of sales, in the quarter ended March 26, 2005 compared with $3.9 million, or 6.0% of sales, in the quarter ended March 27, 2004. Higher sales volume and improved leverage of administrative cost more than offset the effect of the prior year's LIFO inventory liquidation.

Interest Expense. Interest expense was $1.4 million for the quarter ended March 26, 2005 compared with $1.5 million for the quarter ended March 27, 2004. Interest expense decreased in 2005 as a result of lower effective interest rates.

Other Income. Other income decreased $0.7 million in the quarter ended March 26, 2005 compared with the quarter ended March 27, 2004 due to other income items in the 2004 period that did not repeat in 2005. The 2004 reporting period included a $0.5 million gain for a dispute that was favorably settled and $0.1 million of equity earnings from an unconsolidated subsidiary.

Other Expense. Other expense was not significant in either the first quarter of 2005 or 2004.

Income Tax Provision. Our effective income tax rate was 36.8% for the first three months of 2005 compared with 37.8% for the corresponding period in 2004. The decrease in the effective income tax rate in 2005 was principally due to the deductions for certain domestic manufacturing/production activities that became effective in 2005.

Income From Continuing Operations. Income from continuing operations was $1.9 million, or $0.15 per diluted share, for the quarter ended March 26, 2005 compared with $2.0 million, or $0.16 per diluted share, for the quarter ended March 27, 2004.

Net Income. Results related to discontinued operations reflected income of $422 thousand, or $0.03 per diluted share in the first quarter of 2005, compared with a loss of $259 thousand, or $0.02 per diluted share in the first quarter of 2004. Including discontinued operations, net income was $2.3 million, or $0.18 per diluted share in the quarter ended March 26, 2005, compared with net income of $1.7 million, or $0.14 per diluted share for the quarter ended March 27, 2004.

LIQUIDITY AND CAPITAL RESOURCES

During the three-months ended March 26, 2005, we generated $6.4 million of funds from operating activities, $0.2 million from the sale of assets and $0.2 from Common Stock issued under stock option plans. These funds were used to finance our operations, purchase $4.8 million of capital assets and reduce debt by $2.0 million.

Capital expenditures for the three-month period ended March 27, 2004 were $4.8 million while depreciation and amortization was $2.6. We expect capital expenditures to be approximately $20.0 million for fiscal 2005 while depreciation and amortization is expected to be approximately $10.0 million in the same period. The 2005 capital expenditures will be primarily for newer manufacturing technology, carpet tile manufacturing equipment to expand our commercial product line, and the expansion of our distribution capabilities.

Our senior loan and security agreement contains financial covenants relating to fixed charges and total debt that apply if borrowing availability under the facility's revolving credit line falls below $10.0 million, as well as covenants that limit future acquisitions, capital expenditures and the payment of dividends. The unused borrowing capacity under the facility's revolving credit and capital expenditure lines on March 26, 2005 was approximately $40.6 million. Our mortgage note payable contains financial covenants related to certain fixed charges of an affiliate.

We believe our operating cash flows and credit availability under the senior credit facility are adequate to finance our anticipated liquidity requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires these costs be treated as current period charges. In addition, SFAS No. 151 requires that fixed production overhead cost be allocated to units of production based on the normal capacity of each production facility. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect SFAS No. 151 to materially impact our financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29." SFAS No. 153 amends the guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect SFAS No. 153 to materially impact our financial statements.

In December 2004, the FASB issued SFAS No. 123 - Revised (SFAS No. 123R), "Share-Based Payment." SFAS No. 123R revises SFAS No. 123, "Accounting for Stock-Based Compensation", and supercedes APB No. 25, "Accounting for Stock Issued to Employees." Under SFAS No. 123R, we will measure the cost of employee services received in exchange for stock based on the grant-date fair value of stock-based compensation (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the stock award (usually the vesting period). The fair value of the stock award will be estimated using an option-pricing model, with excess tax benefits, as defined in SFAS No. 123R, being recognized as an addition to paid-in capital. The provisions of SFAS No. 123R are effective as of the beginning of the first annual reporting period that begins after June 15, 2005. We are currently in the process of evaluating the impact of SFAS No. 123R on its financial statements.

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

Raw material prices may increase.

The cost of raw materials has a significant impact on our profitability. In particular, our business requires the purchase of large volumes of nylon yarn, synthetic backing, latex and dyes. Increases in the cost of these raw materials could materially adversely affect our business, results of operations and financial condition if we are unable to pass these increases through to our customers. Prices of certain raw materials have increased in 2005. We believe we will be successful in increasing our selling prices to pass along raw material and other cost as they may occur; however, there can be no assurance that we will successfully recover such increases in cost.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk (dollars in thousands)

As of March 26, 2005, the Company had an interest rate swap agreement on its mortgage note payable with a notional amount equal to the outstanding balance of the mortgage note ($7,142 at March 26, 2005) which expires in March of 2013. Under the interest rate swap agreement, the Company pays a fixed rate of 4.54% of interest times the notional amount and receives in return an amount equal to a specified variable rate of interest times the same notional amount. The swap agreement effectively fixes the interest rate on the mortgage note payable at 6.54%. Based upon the Company's interest rate swap agreements in effect during 2005, a 10% fluctuation in the variable interest rate would result in an annual after-tax economic impact of approximately $12.

Item 4 - Controls and Procedures

As of March 26, 2005, our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management concluded that disclosure controls and procedures were effective. Further, no change in our internal control over financial reporting occurred during the quarter covered by this report that materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings
None.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
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

THE DIXIE GROUP, INC.

(Registrant)

Date: May 4, 2005	By: /s/ GARY A. HARMON

Gary A. Harmon Vice President and Chief Financial Officer

Date: May 4, 2005	By: /s/ D. EUGENE LASATER

D. Eugene Lasater Controller