Form 10-Q
period 2005-06-25
DIXIE GROUP INC
filed 2005-08-03
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 25, 2005
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
[ X ]	Yes	[ ]	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[ X ]	Yes	[ ]	No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of July 22, 2005

Common Stock, $3 Par Value Class B Common Stock, $3 Par Value Class C Common Stock, $3 Par Value	11,784,401 shares 667,569 shares 0 shares

THE DIXIE GROUP, INC.
INDEX TO QUARTERLY FINANCIAL REPORT
Table of Contents
PART I. FINANCIAL INFORMATION	Page
Item 1 -- Financial Statements
Consolidated Condensed Balance Sheets - June 25, 2005 and December 25, 2004	3 - 4
Consolidated Condensed Statements of Income - Three and Six Months Ended June 25, 2005 and June 26, 2004	5
Consolidated Condensed Statements of Cash Flows - Six Months Ended June 25, 2005 and June 26, 2004	6
Consolidated Condensed Statement of Stockholders' Equity - Six Months Ended June 25, 2005	7
Notes to Consolidated Condensed Financial Statements	8 - 15

Item 2 -- Management's Discussion and Analysis of Results of Operations and Financial Condition	16 - 20

Item 3 -- Quantitative and Qualitative Disclosures about Market Risk	21

Item 4 -- Controls and Procedures	21

PART II. -- OTHER INFORMATION
Item 1 -- Legal Proceedings	22
Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds
Item 3 -- Defaults Upon Senior Securities
Item 4 -- Submission of Matters to a Vote of Security Holders
Item 5 -- Other Information
Item 6 -- Exhibits

Signatures	23

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED BALANCE SHEETS (dollars in thousands)

	(Unaudited) June 25, 2005	December 25, 2004

ASSETS
CURRENT ASSETS
Accounts receivable (less allowance for doubtful
accounts of $2,029 for 2005 and $1,835 for 2004)	$35,218	$33,276
Inventories	68,164	57,992
Other	10,975	15,286

TOTAL CURRENT ASSETS	114,357	106,554

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	6,047	6,048
Buildings and improvements	43,851	36,540
Machinery and equipment	97,580	91,488

	147,478	134,076
Less accumulated amortization and depreciation	(61,341)	(57,739)

NET PROPERTY, PLANT AND EQUIPMENT	86,137	76,337

GOODWILL	55,604	55,604

OTHER ASSETS	10,290	9,782

TOTAL ASSETS	$266,388	$248,277

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED BALANCE SHEETS (dollars in thousands)

	(Unaudited) June 25, 2005	December 25, 2004

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$19,183	$11,178
Accrued expenses	24,210	27,610
Current portion of long-term debt	9,313	9,156

TOTAL CURRENT LIABILITIES	52,706	47,944

LONG-TERM DEBT
Senior indebtedness	48,014	36,538
Capital lease obligations	4,428	5,539
Convertible subordinated debentures	22,162	24,737

TOTAL LONG-TERM DEBT	74,604	66,814

OTHER LIABILITIES	12,949	13,087

DEFERRED INCOME TAXES	8,281	9,595

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized
80,000,000 shares, issued - 15,164,027 shares
for 2005 and 14,999,689 shares for 2004	45,492	44,999
Class B Common Stock ($3 par value per share):
Authorized 16,000,000 shares, issued - 667,569
shares for 2005 and 2004	2,003	2,003
Additional paid-in capital	132,816	131,321
Unearned stock compensation	(889)	(26)
Accumulated deficit	(5,759)	(11,542)
Accumulated other comprehensive loss	(1,771)	(1,874)

	171,892	164,881
Less Common Stock in treasury at cost - 3,395,390
shares for 2005 and 2004	(54,044)	(54,044)

TOTAL STOCKHOLDERS' EQUITY	117,848	110,837

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$266,388	$248,277

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED) (dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004

Net sales	$82,073	$70,818	$154,107	$135,221
Cost of sales	55,925	46,151	105,916	89,032

Gross profit	26,148	24,667	48,191	46,189
Selling and administrative expenses	19,075	18,476	36,875	36,062
Other operating income	(139)	(66)	(224)	(84)
Other operating expense	277	123	313	197

Operating income	6,935	6,134	11,227	10,014

Interest expense	1,403	911	2,805	2,405
Other income	(141)	(309)	(233)	(1,101)
Other expense	27	4	46	4

Income from continuing operations before taxes	5,646	5,528	8,609	8,706
Income tax provision	2,062	2,042	3,153	3,243

Income from continuing operations	3,584	3,486	5,456	5,463
Loss from discontinued operations, net of tax	(95)	(38)	(507)	(377)
Income on disposal of discontinued operations, net of tax	---	---	834	79

Net income	$3,489	$3,448	$5,783	$5,165

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.29	$0.28	$0.44	$0.45
Discontinued operations	(0.01)	---	(0.04)	(0.03)
Disposal of discontinued operations	---	---	0.07	0.01

Net income	$0.28	$0.28	$0.47	$0.43

WEIGHTED-AVERAGE SHARES OUTSTANDING	12,326	12,111	12,298	12,036

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.28	$0.27	$0.43	$0.43
Discontinued operations	(0.01)	---	(0.04)	(0.03)
Disposal of discontinued operations	---	---	0.06	0.01

Net income	$0.27	$0.27	$0.45	$0.41

WEIGHTED-AVERAGE SHARES OUTSTANDING	12,805	12,583	12,829	12,502

DIVIDENDS PER SHARE:
Common Stock	---	---	---	---
Class B Common Stock	---	---	---	---

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Six Months Ended
	June 25,	June 26,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$5,456	$5,463
Loss from discontinued operations	(507)	(377)
Income on disposal of discontinued operations	834	79

Net income	5,783	5,165
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	5,291	4,396
Change in deferred income taxes	(1,296)	(382)
Net gain on property, plant and equipment disposals	(59)	(127)
Tax benefit from exercise of stock options	258	---
Amortization of restricted stock	173	---
Changes in operating assets and liabilities:
Accounts receivable	(1,942)	(5,592)
Inventories	(10,172)	(12,425)
Accounts payable and accrued expenses	4,605	8,604
Other operating assets and liabilities	3,526	(3,977)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,167	(4,338)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	716	6,424
Accrued income taxes related to sale of business	---	(10,230)
Accrued purchase price consideration related to sale of business	---	(3,351)
Purchase of property, plant and equipment	(15,525)	(7,313)
Investment in affiliate	---	48

NET CASH USED IN INVESTING ACTIVITIES	(14,809)	(14,422)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on credit facility	13,320	12,680
Borrowings on term loan	---	1,479
Payments on term loan	(1,430)	(7,194)
Borrowings from equipment financing	---	3,723
Payments on equipment financing	(296)	(71)
Borrowings under capitalized leases	---	1,579
Payments on capitalized leases	(973)	(747)
Payments on mortgage note payable	(99)	---
Payments on subordinated indebtedness	(2,498)	(2,500)
Common stock issued under stock option plans	618	1,294

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,642	10,243

DECREASE IN CASH AND CASH EQUIVALENTS	---	(8,517)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	---	11,058

CASH AND CASH EQUIVALENTS AT END OF PERIOD $	---	$2,541

Interest paid	$2,600	$2,895
Income taxes paid, net of tax refunds	3,224	11,247

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED) (dollars in thousands)

	Common Stock and Class B Common Stock	Additional Paid-In Capital	Unearned Stock Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total Stockholders' Equity

Balance at December 25, 2004	$47,002	$131,321	$(26)	$(11,542)	$(1,874)	$(54,044)	$110,837
Common Stock sold under stock option plan - 103,957 shares	312	306	---	---	---	---	618

Tax benefit from exercise of stock options	---	258	---	---	---	---	258

Restricted stock grants issued - 67,180 shares	202	998	(1,200)	---	---	---	---

Restricted stock grants forfeited - 9,190 shares	(28)	(137)	143	---	---	---	(22)

Amortization of restricted stock grants	---	---	194	---	---	---	194

Common Stock issued upon conversion of convertible subordinated debentures - 2,391	7	70	---	---	---	---	77

Other comprehensive income	---	---	---	---	103	---	103
Net income	---	---	---	5,783	---	---	5,783

Balance at June 25, 2005	$47,495	$132,816	$(889)	$(5,759)	$(1,771)	$(54,044)	$117,848

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements which do not include all the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which includes consolidated financial statements for the fiscal year ended December 25, 2004. Operating results for the three and six month periods ended June 25, 2005 are not necessarily indicative of the results that may be expected for the entire 2005 year.

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

In December 2004, the FASB issued SFAS No. 123 - Revised (SFAS No. 123R), "Share-Based Payment." SFAS No. 123R revises SFAS No. 123, "Accounting for Stock-Based Compensation", and supercedes APB No. 25, "Accounting for Stock Issued to Employees." Under SFAS No. 123R, the Company will measure the cost of employee services received in exchange for stock based on the grant-date fair value of stock-based compensation (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the stock award (usually the vesting period). The fair value of the stock award will be estimated using an option-pricing model, with excess tax benefits, as defined in SFAS No. 123R, being recognized as an addition to paid-in capital. The provisions of SFAS No. 123R are effective for annual periods beginning after June 15, 2005 and will be effective for the Company's first quarter of fiscal 2006. The Company is currently in the process of evaluating the impact of SFAS No. 123R on its financial statements.

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The Company does not expect the adoption of SFAS No. 154 to have a material effect on its financial statements. Return to Table of Contents

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)
(Cont'd.)

NOTE C - STOCK COMPENSATION

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

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004

Net income, as reported	$3,489	$3,448	$5,783	$5,165
Stock compensation expense, net of taxes	(470)	(47)	(1,070)	(87)

Adjusted net income	$3,019	$3,401	$4,713	$5,078

Basic earnings per share, as reported	$0.28	$0.28	$0.47	$0.43
Stock compensation expense, net of taxes	(0.04)	---	(0.09)	(0.01)

Adjusted basic earnings per share	$0.24	$0.28	$0.38	$0.42

Diluted earnings per share, as reported	$0.27	$0.27	$0.45	$0.41
Stock compensation expense, net of taxes	(0.04)	---	(0.08)	(0.01)

Adjusted diluted earnings per share	$0.23	$0.27	$0.37	$0.40

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004

Expected life	5 years	5 years	5 years	5 years
Expected volatility	59.80%	63.40%	59.80%	63.40%
Risk-free interest rate	3.85%	3.62%	3.85%	3.51%
Dividend yield	0.00%	0.00%	0.00%	0.00%

NOTE D - RECEIVABLES

Receivables are summarized as follows:

	June 25, 2005	December 25, 2004

Customers, trade	$34,724	$33,722
Other	2,523	1,389

Gross receivables	37,247	35,111
Less allowance for doubtful accounts	2,029	1,835

Net receivables	$35,218	$33,276

The Company had notes receivables in the amount of $511 and $3,026 at June 25, 2005 and December 25, 2004, respectively, which are included in other current assets and other assets in the accompanying consolidated condensed balance sheets.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)
(Cont'd.)

NOTE E - INVENTORIES

Inventories are stated at the lower of cost or market. Cost for substantially all inventories is determined using the last-in first-out (LIFO) method, which generally matches current costs of inventory sold with current revenues.
Inventories are summarized as follows:

	June 25, 2005	December 25, 2004

Raw materials	$22,265	$14,420
Work-in-process	16,236	14,679
Finished goods	34,769	31,962
Supplies, repair parts and other	516	496
LIFO	(5,622)	(3,565)

Total inventories	$68,164	$57,992

NOTE F - DISCONTINUED OPERATIONS
Following is a summary of the Company's discontinued operations:

	Three Months Ended					Six Months Ended
		June 25, 2005		June 26, 2004		June 25, 2005		June 26, 2004

Net sales	$	---	$	---	$	---	$	---

Loss from discontinued operations:
Before income taxes		(149)		(54)		(802)		(601)
Income tax benefit		(54)		(16)		(295)		(224)

Loss from discontinued operations, net of tax		$(95)		$(38)		$(507)		$(377)

Income on disposal of discontinued operations:
Before income taxes		---		---		1,320		127
Income tax provision		---		---		486		48

Income on disposal of discontinued operations, net of tax	$	---	$	---		$834		$79

In early fiscal 2004, the Company sold a spun yarn facility. The production of this facility had been substantially utilized by the operations sold on November 12, 2003 to Shaw Industries Group, Inc. Proceeds from the sale of the spun yarn facility, net of funds used to purchase certain leased assets sold with the facility and to pay certain expenses of the transaction, were $6,424. In the first quarter of 2005, the Company reduced its reserve for notes receivable by $1,320 to reflect the settlement of a note receivable associated with its textile cotton yarn and dyeing operations sold in 1999. Operating results associated with businesses sold are classified as discontinued operations for all periods presented.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)
(Cont'd.)

NOTE G - ACCRUED EXPENSES
Accrued expenses are summarized as follows:

	June 25, 2005	December 25, 2004

Compensation and benefits	$7,609	$12,611
Accrued income taxes	3,829	2,606
Provision for customer rebates, claims and allowances	3,431	3,950
Accrued purchase price consideration	---	2,766
Outstanding checks in excess of cash	4,096	1,156
Other	5,245	4,521

Total accrued expenses	$24,210	$27,610

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

Following is a summary of the Company's warranty activity:

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004

Warranty reserve beginning of period	$717	$623	$772	$608
Warranty liabilities accrued	957	368	1,989	774
Warranty liabilities settled	(1,207)	(574)	(2,317)	(981)
Changes to pre-existing warranty liabilities	275	(65)	298	(49)

Warranty reserve end of period	$742	$352	$742	$352

NOTE I - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	June 25, 2005	December 25, 2004

Senior indebtedness
Credit line borrowings	$25,073	$11,753
Term loans	16,425	17,855
Equipment financing	3,081	3,377
Capital lease obligations	6,247	7,220
Mortgage note payable	7,091	7,190
Note payable	1,338	1,338

Total senior indebtedness	59,255	48,733
Convertible subordinated debentures	24,662	27,237

Total long-term debt	83,917	75,970
Less current portion of long-term debt	(7,494)	(7,475)
Less current portion of capital lease obligations	(1,819)	(1,681)

Total long-term debt, less current portions	$74,604	$66,814

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)
(Cont'd.)

The Company's senior loan and security agreement contains financial covenants relating to fixed charges and total debt that apply if availability under the revolving credit line falls below $10,000, as well as covenants that limit future acquisitions, capital expenditures, and the payment of dividends. The unused borrowing capacity under the facility's revolving credit and capital expenditure lines on June 25, 2005 was approximately $26,778. The mortgage note payable contains financial covenants related to certain fixed charges of an affiliate.

NOTE J - DERIVATIVE FINANCIAL INSTRUMENTS

The Company was party to an interest rate swap agreement which expired March 11, 2005. Under the interest rate swap agreement, the Company paid a fixed rate of interest of 3.24% multiplied by a notional amount of $70,000, and received in return an amount equal to a specified variable rate of interest multiplied by the same notional amount.

The Company is party to an interest rate swap agreement through March 2013 that is linked to a mortgage note payable and is considered a highly effective hedge. Under the interest rate swap agreement, the Company pays a fixed rate of interest multiplied by a notional principal amount equal to the outstanding balance of the mortgage note, and receives in return an amount equal to a specified variable rate of interest multiplied by the same notional principal. The fair value of the interest rate swap agreement is reflected on the Company's balance sheet and changes in its fair value are deferred in other comprehensive income. As of June 25, 2005, the notional amount of the interest rate swap agreement was $7,091. Under the terms of the swap agreement, the Company pays a fixed interest rate of 4.54% through March 2013, which effectively fixes interest on the mortgage note payable at 6.54%. Unrealized losses, net of tax, included in Accumulated Other Comprehensive Loss were $80 at June 25, 2005.

NOTE K - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) defined contribution plan covering substantially all associates. The Company matches associates' contributions up to a maximum of 3% on a sliding scale based on the level of the associate's contribution. The Company may make additional contributions to the plan if the Company attains certain performance targets.

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations owed to participants were $9,077 at June 25, 2005 and $8,439 at December 25, 2004. Such obligations are included in other liabilities in the Company's balance sheets and substantially all such liabilities are funded by assets held for the benefit of participants.

The Company sponsors two defined benefit retirement plans, one that covers a limited number of the Company's active associates and another that has been frozen since 1993 as to new benefits earned under the plan. The Company is in the process of terminating the frozen defined benefit plan.
Costs charged to continuing operations for all pension plans are summarized as follows:

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004

Components of net periodic benefit costs:
Defined benefit plans
Service cost	$40	$62	$80	$127
Interest cost	37	53	73	114
Expected return on plan assets	(30)	(37)	(60)	(75)
Amortization of prior service cost	2	6	3	6
Recognized net actuarial loss	19	26	39	60

Net periodic benefit cost	$68	$110	$135	$232

The Company sponsors a postretirement benefit plan that provides life insurance to a limited number of associates as a result of a prior acquisition. The Company also sponsors a postretirement benefit plan that provides medical and life insurance for a limited number of associates who retired prior to January 1, 2003.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)
(Cont'd.)
Costs charged to continuing operations for all postretirement plans are summarized as follows:

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004

Components of net periodic benefit costs:
Defined benefit plans
Service cost	$10	$10	$20	$20
Interest cost	20	20	40	40
Amortization of prior service costs	(10)	(10)	(20)	(20)

Net periodic benefit cost	$20	$20	$40	$40

Amounts contributed, or expected to be contributed, by the Company for pension and postretirement benefits during the current fiscal year are not anticipated to be significantly different from amounts disclosed in the Company's 2004 Annual Report filed on Form 10-K. However, the Company is in the process of terminating its frozen defined benefit plan and will fully fund that plan when all regulatory approvals have been received and the plan is terminated.

NOTE L - COMMON STOCK AND EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

		Three Months Ended		Six Months Ended
		June 25,	June 26,	June 25,	June 26,
		2005	2004	2005	2004

Income from continuing operations (1)		$3,584	$3,486	$5,456	$5,463

Denominator for calculation of basic earnings per share - weighted-average shares (2)		12,326	12,111	12,298	12,036

Effect of dilutive securities:
	Stock options (3)	454	427	501	423
	Stock subscriptions	---	26	---	21
	Restricted stock grants	15	7	19	11
	Directors' stock performance units	10	12	11	11

Denominator for calculation of diluted earnings per share - weighted-average shares adjusted for potential dilution (2)(3)		12,805	12,583	12,829	12,502

Earnings per share:
	Basic	$0.29	$0.28	$0.44	$0.45
	Diluted	$0.28	$0.27	$0.43	$0.43

(1)	No adjustments needed in the numerator for diluted calculations.
(2)	Includes Common and Class B Common shares stated in thousands.
(3)

Because their effects are anti-dilutive, excludes shares issuable under stock option plans whose grant price is greater than the average market price of Common Shares outstanding at the end of the relevant period and shares issuable on conversion of subordinated debentures into shares of Common Stock. Aggregate shares excluded were 770 and 808 during the three and six months of 2005 and 893 and 915 during the three and six months of 2004.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)
(Cont'd.)

NOTE M - COMPREHENSIVE INCOME
Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004

Net income	$3,489	$3,448	$5,783	$5,165
Other comprehensive income:
Unrealized gain on interest rate swap agreements:
Before income taxes	---	100	179	316
Income taxes	---	38	76	120

Net of taxes	---	62	103	196

Comprehensive income	$3,489	$3,510	$5,886	$5,361

Components of accumulated other comprehensive loss, net of tax, are as follows:

	Minimum	Interest
	Pension	Rate
	Liability	Swaps	Total

Balance at December 25, 2004	$(1,691)	$(183)	$(1,874)
Unrealized gain on interest rate swap agreement, net of tax of $76	---	103	103

Balance at June 25, 2005	$(1,691)	$(80)	$(1,771)

NOTE N - OTHER (INCOME) EXPENSE
Other (income) expense is summarized as follows:

	Three Months Ended			Six Months Ended
	June 25,		June 26,	June 25,		June 26,
	2005		2004	2005		2004

Other operating income:
Gain on sale of other operating assets	$(93)	$	---	$(93)	$	---
Other miscellaneous income	(46)		(66)	(131)		(84)

Other operating income	$(139)		$(66)	$(224)		$(84)

Other operating expense:
Retirement expenses	$147		$105	$180		$179
Other miscellaneous expense	130		18	133		18

Other operating expense	$277		$123	$313		$197

Other income:
Interest income	(18)		(73)	(102)		(148)
Equity in earnings of unconsolidated subsidiary	---		(236)	---		(374)
Dispute settlement	(107)		---	(107)		(500)
Other miscellaneous income	(16)		---	(24)		(79)

Other income	$(141)		$(309)	$(233)		$(1,101)

Other expense:
Other miscellaneous expense	$27		$4	$46		$4

Other expense	$27		$4	$46		$4

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)
(Cont'd.)

NOTE O - SEGMENT INFORMATION

The Company is in one line of business, Carpet Manufacturing.

NOTE P - SUBSEQUENT EVENT

In July 2005, the Company amended its senior loan and security agreement. The amended agreement extended the term of the credit facility to May 11, 2010, reduced interest rates applicable to the credit facility, eliminated financial covenants and provides the Company with $70,000 of credit, consisting of $50,000 of revolving credit and a $20,000 term loan. The term loan is payable in monthly installments of $142 beginning September 1, 2005 and is due in May 2010.

Interest rates available under the senior loan and security agreement may be selected from a number of options that effectively allow the Company to borrow at rates ranging from the lender's prime rate to the lender's prime rate plus .75% for base rate loans, or at rates ranging from LIBOR plus 1.25% to LIBOR plus 3.25% for LIBOR loans. Commitment fees of 0.25% per annum are payable on the average daily unused balance of the revolving credit facility. The levels of the Company's accounts receivable and inventory limit borrowing availability under the revolving credit facility. The facility is secured by a first priority lien on substantially all of the Company's assets.

The senior loan and security agreement generally permits dividends and repurchases of the Company's Common Stock up to an aggregate annual amount of $3,000 and such distributions in excess of $3,000 annually may be made under conditions specified in the agreement. The agreement also contains covenants that could limit future acquisitions. The unused borrowing capacity under the senior credit facility on July 27, 2005 was approximately $24,036.

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

RESULTS OF OPERATIONS

The following table sets forth certain elements of our continuing operating results as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.1%	65.2%	68.7%	65.8%

Gross profit	31.9%	34.8%	31.3%	34.2%
Selling and administrative expenses	23.2%	26.1%	23.9%	26.7%

Other operating income	(0.1)%	(0.1)%	(0.1)%	(0.0)%
Other operating expense	0.3%	0.1%	0.2%	0.1%

Operating income	8.5%	8.7%	7.3%	7.4%

Net Sales. Net sales for the quarter ended June 25, 2005 were $82.1 million, an increase of 15.9%, compared with $70.8 million for the quarter ended June 26, 2004. Net sales were $154.1 million for the first six months of 2005, an increase of 14.0%, compared with net sales of $135.2 million for the first six months of 2004.

Our carpet sales increased by 18% in both the second quarter and first six months of 2005 compared with the same periods in 2004, principally due to higher unit volume. The year-over-year sales growth reflected a 19% increase in sales of residential carpet and a 17% increase in sales of commercial carpet in both the second quarter and first six months of 2005. We believe the growth in carpet revenue is principally attributable to the increased strength of the U.S. economy, particularly the higher-end of the soft floorcovering market where our business is concentrated, as well as, the favorable acceptance in our markets of new products introduced during the last several years.

Net sales of carpet yarn declined $900 thousand, or 24% in the second quarter of 2005 and $3.5 million, or 34% for the first six months of 2005 compared with the prior year periods. The decrease was principally a result of carpet yarn sourcing arrangements in the prior year due to the sale of our North Georgia operations which did not continue in 2005.

Cost of Sales. Cost of sales as a percentage of net sales increased 2.9 percentage points for both the second quarter and first six months of 2005 compared to the prior year periods. The second quarter and first six months of 2004 included LIFO inventory liquidations that reduced cost of sales by $0.3 million, or 0.4 percentage points in the second quarter of 2004 and $1.3 million, or 1.0 percentage points in the first six months of 2004. Cost of sales, as a percentage of net sales, also increased in 2005 due to higher raw material, energy and manufacturing costs. Although we increased selling prices to offset the higher raw material and energy costs, there was a significant timing lag in this implementation, but we believe these increases are now in place. During April 2005, order entries in our Masland Residential, Masland Commercial and Dixie Home businesses increased 51% over the prior year levels. This unusual escalation in business activity increased complexities and created a number of operational issues that resulted in fewer shipments from inventory, longer lead times and difficulty shipping on time. In response to these issues, we have added staff, lengthened operating schedules, and accelerated our move into a new distribution facility. As a result, manufacturing costs were affected by an unusually high amount of overtime, increased staffing and training expenses associated with the move of inventory and staff to our new distribution center.

Gross Profit. Gross profit increased $1.5 million in the quarter ended June 25, 2005 and $2.0 million during the first six months of 2005 compared with the 2004 reporting periods. The increase in gross profit in the 2005 periods was a result of higher sales volume, which more than offset the effect of the factors described above that increased the cost of sales percentage.

Selling and Administrative Expenses. Selling and administrative expenses, as a percentage of net sales, decreased 2.9 percentage points in the quarter ended June 25, 2005 compared with the 2004 reporting period and 2.8 percentage points for the year-to-date comparison, principally as a result of the higher net sales volume.

Other Operating Income/Other Operating Expense. Other operating income and other operating expense were not significant in the second quarter or first six months of either 2005 or 2004.

Operating Income. Operating income was $6.9 million, or 8.5% of sales, in the quarter ended June 25, 2005 and $11.2 million, or 7.3% of sales, for the first six months of 2005, compared with $6.1 million, or 8.7% of sales, in the quarter ended June 26, 2004 and $10.0 million, or 7.4% of sales, for the first six months of 2004. Higher sales volume and improved leverage of administrative cost in 2005 more than offset the effect of the prior year's LIFO inventory liquidation and higher raw material, manufacturing and other costs in 2005.

Interest Expense. Interest expense increased in the quarter and six months ended June 25, 2005 compared with the 2004 reporting periods principally due to market gains related to an interest rate swap that reduced interest expense in the second quarter of 2004.

Other Income. Other income decreased $200 thousand in the quarter ended June 25, 2005 and $900 thousand for the first six months of 2005 compared with the same periods in 2004, principally due to other income items in 2004 that did not repeat in 2005. The 2004 results included a $500 thousand gain related to a dispute that was favorably settled and $200 thousand of equity earnings from an unconsolidated subsidiary.

Other Expense. Other expense was not significant in the 2005 or 2004 reporting periods.

Income Tax Provision. Our effective income tax rate was 36.5% and 36.6%, respectively for three and six months ended June 25, 2005 compared with 36.9% and 37.3%, respectively for the three and six-month periods ended June 26, 2004. The decrease in the effective income tax rate in 2005 was principally due to deductions for certain domestic manufacturing/production activities that became effective in 2005.

Income from Continuing Operations. Income from continuing operations was $5.6 million, or $0.28 per diluted share, for the quarter ended June 25, 2005 compared with $5.5 million, or $0.27 per diluted share, for the quarter ended June 26, 2004. Income from continuing operations was $8.6 million, or $0.43 per diluted share, for the first six months of 2005 compared with $8.7 million, or $0.43 per diluted share, for the first six months of 2004.

Net Income. Results related to discontinued operations reflected a loss of $95 thousand, or $0.01 per diluted share, in the second quarter of 2005, compared with a loss of $38 thousand, or less than $0.01 per diluted share, in the second quarter of 2004. For the first six months of 2005, discontinued operations reflected a gain of $327 thousand, $0.02 per diluted share, compared with a loss of $298 thousand, or $0.02 per diluted share in the year-earlier period. Including discontinued operations, net income was $3.5 million, or $0.27 per diluted share, in the quarter ended June 25, 2005 compared with net income of $3.4 million, or $0.27 per diluted share in the quarter ended June 26, 2004. For the first six months of 2005, net income was $5.8 million, or $0.45 per diluted share, compared with $5.2 million, or $0.41 per diluted share, for the first six-month of 2004.

LIQUIDITY AND CAPITAL RESOURCES

During the six-months ended June 25, 2005, we generated $6.2 million of funds from operating activities, $716 thousand from the sale of assets and $618 thousand from the sale of Common Stock. These funds were supplemented by $8.0 million of borrowings under our debt facilities and were used to finance our operations and purchase $15.5 million of capital assets.

Capital expenditures for the six-months ended June 25, 2005 were $15.5 million while depreciation and amortization was $5.3 million. We expect capital expenditures to be in excess of $20.0 million for fiscal 2005 while depreciation and amortization is expected to be approximately $10.0 million. Approximately half of the 2005 capital expenditures will fund the purchase of carpet tile manufacturing equipment to expand our commercial product line, and acquisition of a distribution center to expand our distribution capabilities. The remaining expenditures will be primarily for newer manufacturing technology.

Our senior loan and security agreement contains financial covenants relating to fixed charges and total debt that apply if borrowing availability under the facility's revolving credit line falls below $10.0 million, as well as covenants that limit future acquisitions, capital expenditures and the payment of dividends. The unused borrowing capacity under the facility's revolving credit and capital expenditure lines on June 25, 2005 was approximately $26.8 million. Our mortgage note payable contains financial covenants related to certain fixed charges of an affiliate.

In July 2005, we amended our senior loan and security agreement. The amended agreement extended the term of the credit facility to May 11, 2010, reduced interest rates applicable to the credit facility, eliminated financial covenants and provides us with $70 million of credit, consisting of $50 million of revolving credit and a $20 million term loan. The term loan is payable in monthly installments of $142 thousand beginning September 1, 2005 and is due in May 2010.

Interest rates available under the senior loan and security agreement may be selected from a number of options that effectively allows us to borrow at rates ranging from the lender's prime rate to the lender's prime rate plus .75% for base rate loans, or at rates ranging from LIBOR plus 1.25% to LIBOR plus 3.25% for LIBOR loans. Commitment fees of 0.25% per annum are payable on the average daily unused balance of the revolving credit facility. The levels of our accounts receivable and inventory limit borrowing availability under the revolving credit facility. The facility is secured by a first priority lien on substantially all of our assets.

The senior loan and security agreement generally permits dividends and repurchases of our Common Stock up to an aggregate annual amount of $3.0 million and such distributions in excess of $3.0 million annually may be made under conditions specified in the agreement. The amendment also contains covenants that could limit future acquisitions. The unused borrowing capacity under the senior credit facility on July 27, 2005 was approximately $24.0 million.

We believe our operating cash flows and credit availability under our credit facilities are adequate to finance our anticipated liquidity requirements.

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

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. We do not expect the adoption of SFAS No. 154 to have a material effect on its financial statements.

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

Raw material prices may increase.

The cost of raw materials has a significant impact on our profitability. In particular, our business requires the purchase of large volumes of nylon yarn, synthetic backing, latex and dyes. Most of our raw materials are petroleum-based and their costs tend to fluctuate, over time, with the price of oil. Increases in the cost of these raw materials could materially adversely affect our business, results of operations and financial condition if we are unable to pass these increases through to our customers. Prices of certain raw materials have increased in 2005. We believe we will be successful in increasing our selling prices to pass along raw material and other cost as they may occur; however, there can be no assurance that we will successfully recover such increases in cost.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk (dollars in thousands)

The Company's earnings, cash flows and financial position are exposed to market risks relating to interest rates. It is the Company's policy to minimize its exposure to adverse changes in interest rates and manage interest rate risks inherent in funding the Company with debt. The Company addresses this financial exposure through a risk management program that includes maintaining a mix of fixed and floating rate debt and the use of derivative financial instruments.

At June 25, 2005, the Company had an interest rate swap agreement on its mortgage note payable with a notional amount equal to the outstanding balance of the mortgage note ($7,091 at June 25, 2005) which expires in March of 2013. Under the interest rate swap agreement, the Company pays a fixed rate of 4.54% of interest times the notional amount and receives in return an amount equal to a specified variable rate of interest times the same notional amount. The swap agreement effectively fixes the interest rate on the mortgage note payable at 6.54%.

At June 25, 2005 approximately 49% of the Company's debt was floating rate debt. Based on the amount of the Company's floating rate debt at June 25, 2005, a 10% fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact on the Company's net income of approximately $89.

Item 4 - Controls and Procedures

As of June 25, 2005, our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management concluded that disclosure controls and procedures were effective.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

During the quarter ended June 25, 2005 the Company made changes in its internal control over financial reporting to address deficiencies uncovered in its review of internal control over financial reporting for the fiscal year ended December 25, 2004. However, no change in our internal control over financial reporting occurred during the quarter covered by this report that materially adversely affected, or is reasonably likely to adversely affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings
None.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
(a)	The annual meeting of shareholders was held on May 3, 2005.

(b)	The meeting was held to consider and vote upon the election of Directors for the following year. All Directors were elected with the results of the vote summarized as follows:

	FOR	AGAINST	ABSTAIN	TOTAL
J. Don Brock	23,776,513	650,034	74,664	24,501,211
Daniel K. Frierson	23,198,927	1,227,620	74,664	24,501,211
Paul K. Frierson	23,316,426	1,110,121	74,664	24,501,211
Joseph L. Jennings, Jr.	24,254,867	171,680	74,664	24,501,211
Lowry F. Kline	24,254,562	171,985	74,664	24,501,211
John W. Murrey III	23,813,994	612,553	74,664	24,501,211

Item 5 - Other Information
None.

Item 6 - Exhibits

(a)	Exhibits
(i)	Exhibits Incorporated by Reference
	None.

(ii)	Exhibits Filed with this Report
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

THE DIXIE GROUP, INC.

(Registrant)

Date: August 3, 2005	By: /s/ GARY A. HARMON

Gary A. Harmon Vice President and Chief Financial Officer

Date: August 3, 2005	By: /s/ D. EUGENE LASATER

D. Eugene Lasater Controller