Form 10-Q
period 2005-09-24
DIXIE GROUP INC
filed 2005-11-02
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 24, 2005
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________________ to _______________________
Commission File Number:	0-2585

THE DIXIE GROUP, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-0183370

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

345-B Nowlin Lane, Chattanooga, TN	37421

(Address of principal executive offices)	(Zip code)

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
[ X ]	Yes	[ ]	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[ X ]	Yes	[ ]	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ]	Yes	[X ]	No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of October 21, 2005

Common Stock, $3 Par Value Class B Common Stock, $3 Par Value Class C Common Stock, $3 Par Value	11,942,067 shares 721,952 shares 0 shares

THE DIXIE GROUP, INC.
INDEX TO QUARTERLY FINANCIAL REPORT
Table of Contents
PART I. FINANCIAL INFORMATION	Page
Item 1 -- Financial Statements
Consolidated Condensed Balance Sheets - September 24, 2005 and December 25, 2004	3 - 4

Consolidated Condensed Statements of Income - Three and Nine Months Ended September 24, 2005 and September 25, 2004	5

Consolidated Condensed Statements of Cash Flows - Nine Months Ended September 24, 2005 and September 25, 2004	6

Consolidated Condensed Statement of Stockholders' Equity - Nine Months Ended September 24, 2005	7

Notes to Consolidated Condensed Financial Statements	8 - 15

Item 2 -- Management's Discussion and Analysis of Results of Operations and Financial Condition	16 - 21

Item 3 -- Quantitative and Qualitative Disclosures about Market Risk	22

Item 4 -- Controls and Procedures	22

PART II. -- OTHER INFORMATION
Item 1 -- Legal Proceedings	23
Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds
Item 3 -- Defaults Upon Senior Securities
Item 4 -- Submission of Matters to a Vote of Security Holders
Item 5 -- Other Information
Item 6 -- Exhibits

Signatures	24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED BALANCE SHEETS (dollars in thousands)

	(Unaudited) Sept. 24, 2005	Dec. 25, 2004

ASSETS
CURRENT ASSETS
Accounts receivable (less allowance for doubtful
accounts of $1,759 for 2005 and $1,835 for 2004)	$33,323	$33,276
Inventories	73,202	57,992
Other	11,713	15,286

TOTAL CURRENT ASSETS	118,238	106,554

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	6,047	6,048
Buildings and improvements	44,326	36,540
Machinery and equipment	102,965	91,488

	153,338	134,076
Less accumulated amortization and depreciation	(63,594)	(57,739)

NET PROPERTY, PLANT AND EQUIPMENT	89,744	76,337

GOODWILL	55,604	55,604

OTHER ASSETS	10,949	9,782

TOTAL ASSETS	$274,535	$248,277

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED BALANCE SHEETS (dollars in thousands)

	(Unaudited) Sept. 24, 2005	Dec. 25, 2004

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$15,467	$11,178
Accrued expenses	23,554	27,610
Current portion of long-term debt	6,316	9,156

TOTAL CURRENT LIABILITIES	45,337	47,944

LONG-TERM DEBT
Senior indebtedness	59,618	36,538
Capital lease obligations	5,014	5,539
Convertible subordinated debentures	22,162	24,737

TOTAL LONG-TERM DEBT	86,794	66,814

OTHER LIABILITIES	13,248	13,087

DEFERRED INCOME TAXES	7,921	9,595

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized
80,000,000 shares, issued - 15,329,332 shares
for 2005 and 14,999,689 shares for 2004	45,988	44,999
Class B Common Stock ($3 par value per share):
Authorized 16,000,000 shares, issued - 721,952
shares for 2005 and 667,569 share for 2004	2,166	2,003
Additional paid-in capital	134,237	131,321
Unearned stock compensation	(803)	(26)
Accumulated deficit	(4,538)	(11,542)
Accumulated other comprehensive loss	(1,771)	(1,874)

	175,279	164,881
Less Common Stock in treasury at cost - 3,395,390
shares for 2005 and 2004	(54,044)	(54,044)

TOTAL STOCKHOLDERS' EQUITY	121,235	110,837

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$274,535	$248,277

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) (dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	Sept.24, 2005	Sept. 25, 2004	Sept. 24, 2005	Sept. 25, 2004

Net sales	$76,661	$74,108	$230,768	$209,329
Cost of sales	54,208	49,125	160,124	138,157

Gross profit	22,453	24,983	70,644	71,172
Selling and administrative expenses	19,213	18,001	56,088	54,063
Other operating income	(6)	(22)	(230)	(106)
Other operating expense	85	63	398	260

Operating income	3,161	6,941	14,388	16,955

Interest expense	1,553	1,362	4,358	3,766
Other income	(9)	(87)	(242)	(1,188)
Other expense	21	2	67	6

Income from continuing operations before taxes	1,596	5,664	10,205	14,371
Income tax provision	343	2,110	3,496	5,354

Income from continuing operations	1,253	3,554	6,709	9,017
Loss from discontinued operations, net of tax	(32)	(38)	(539)	(414)
Income on disposal of discontinued operations, net of tax	---	---	834	79

Net income	$1,221	$3,516	$7,004	$8,682

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.10	$0.29	$0.54	$0.75
Discontinued operations	---	---	(0.04)	(0.03)
Disposal of discontinued operations	---	---	0.07	---

Net income	$0.10	$0.29	$0.57	$0.72

WEIGHTED-AVERAGE SHARES OUTSTANDING	12,472	12,180	12,356	12,084

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.10	$0.28	$0.52	$0.72
Discontinued operations	(0.01)	---	(0.04)	(0.03)
Disposal of discontinued operations	---	---	0.06	---

Net income	$0.09	$0.28	$0.54	$0.69

WEIGHTED-AVERAGE SHARES OUTSTANDING	12,946	12,592	12,868	12,532

DIVIDENDS PER SHARE:
Common Stock	---	---	---	---
Class B Common Stock	---	---	---	---

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)

	Nine Months Ended
	Sept. 24, 2005	Sept. 25, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$6,709	$9,017
Loss from discontinued operations	(539)	(414)
Income on disposal of discontinued operations	834	79

Net income	7,004	8,682
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	7,927	6,548
Change in deferred income taxes	(1,403)	(550)
Net gain on property, plant and equipment disposals	(43)	(123)
Tax benefit from exercise of stock options	956	---
Amortization of restricted stock	347	---
Changes in operating assets and liabilities:
Accounts receivable	(47)	(6,497)
Inventories	(15,210)	(15,128)
Accounts payable and accrued expenses	233	6,084
Other operating assets and liabilities	2,090	(3,942)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,854	(4,926)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	823	6,424
Accrued income taxes related to sale of business	---	(10,230)
Accrued purchase price consideration related to sale of business	---	(3,351)
Purchase of property, plant and equipment	(21,806)	(9,528)
Investment in affiliate	---	153

NET CASH USED IN INVESTING ACTIVITIES	(20,983)	(16,532)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on credit facility	19,141	17,251
Borrowings on term loan	3,575	1,479
Payments on term loan	(1,572)	(7,909)
Borrowings from equipment financing	1,610	3,723
Payments on equipment financing	(454)	(208)
Borrowings under capitalized leases	---	1,579
Payments on capitalized leases	(1,096)	(1,140)
Payments on mortgage note payable	(151)	---
Payments on subordinated indebtedness	(2,498)	(2,500)
Payment on note payable	(1,338)	---
Proceeds from stock option exercises	1,912	1,429

NET CASH PROVIDED BY FINANCING ACTIVITIES	19,129	13,704

DECREASE IN CASH AND CASH EQUIVALENTS	---	(7,754)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	---	11,058

CASH AND CASH EQUIVALENTS AT END OF PERIOD $	---	$3,304

Interest paid	$3,597	$3,860
Income taxes paid, net of tax refunds	5,559	13,834

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED) (dollars in thousands)

	Common Stock and Class B Common Stock	Additional Paid-In Capital	Unearned Stock Compensation	Retained Earnings Accumulated (Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total Stockholders' Equity

Balance at December 25, 2004	$47,002	$131,321	$(26)	$(11,542)	$(1,874)	$(54,044)	$110,837
Common Stock and Class B sold under stock option plan - 323,645 shares	971	941	---	---	---	---	1,912

Tax benefit from exercise of stock options	---	956	---	---	---	---	956

Restricted stock grants issued - 67,180 shares	202	998	(1,200)	---	---	---	---

Restricted stock grants forfeited - 9,190 shares	(28)	(137)	143	---	---	---	(22)

Amortization of restricted stock grants	---	---	280	---	---	---	280

Acceleration of stock options	---	88	---	---	---	---	88

Common Stock issued upon conversion of convertible subordinated debentures - 2,391	7	70	---	---	---	---	77

Other comprehensive income	---	---	---	---	103	---	103
Net income	---	---	---	7,004	---	---	7,004

Balance at September 24, 2005	$48,154	$134,237	$(803)	$(4,538)	$(1,771)	$(54,044)	$121,235

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements which do not include all the information and notes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which includes consolidated financial statements for the fiscal year ended December 25, 2004. Operating results for the three and nine month periods ended September 24, 2005 are not necessarily indicative of the results that may be expected for the entire 2005 year.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29." SFAS No. 153 amends the guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 on June 26, 2005, and its adoption did not have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 123 - Revised (SFAS No. 123R), "Share-Based Payment." SFAS No. 123R revises SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB No. 25, "Accounting for Stock Issued to Employees." Under SFAS No. 123R, the Company will measure the cost of employee services received in exchange for stock based on the grant-date fair value of stock-based compensation (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for stock awards (usually the vesting period). The fair value of stock awards will be estimated using an option-pricing model, with excess tax benefits, as defined in SFAS No. 123R, being recognized as an addition to paid-in capital. The provisions of SFAS No. 123R are effective for annual periods beginning after June 15, 2005 and will be effective for the Company's first quarter of fiscal 2006. The Company does not expect the adoption SFAS No. 123R to have a material impact on its financial statements.

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

	Three Months Ended		Nine Months Ended
	Sept. 24, 2005	Sept. 25, 2004	Sept. 24, 2005	Sept. 25, 2004

Net income, as reported	$1,221	$3,516	$7,004	$8,682
Stock compensation expense, net of taxes	(152)	(672)	(1,222)	(759)

Adjusted net income	$1,069	$2,844	$5,782	$7,923

Basic earnings per share, as reported	$0.10	$0.29	$0.57	$0.72
Stock compensation expense, net of taxes	(0.01)	(0.06)	(0.10)	(0.06)

Adjusted basic earnings per share	$0.09	$0.23	$0.47	$0.66

Diluted earnings per share, as reported	$0.09	$0.28	$0.54	$0.69
Stock compensation expense, net of taxes	(0.01)	(0.05)	(0.09)	(0.06)

Adjusted diluted earnings per share	$0.08	$0.23	$0.45	$0.63

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	Sept. 24, 2005	Sept. 25, 2004	Sept. 24, 2005	Sept. 25, 2004

Expected life	5 years	5 years	5 years	5 years
Expected volatility	59.80%	63.40%	59.80%	63.40%
Risk-free interest rate	4.01%	3.47%	3.93%	3.48%
Dividend yield	0.00%	0.00%	0.00%	0.00%

NOTE D - RECEIVABLES

Receivables are summarized as follows:

	Sept. 24, 2005	Dec. 25, 2004

Customers, trade	$33,184	$33,722
Other	1,898	1,389

Gross receivables	35,082	35,111
Less allowance for doubtful accounts	1,759	1,835

Net receivables	$33,323	$33,276

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)
(Cont'd.)

The Company had notes receivables in the amount of $511 and $3,026 at September 24, 2005 and December 25, 2004, respectively, which are included in other current assets and other assets in the accompanying consolidated condensed balance sheets.

NOTE E - INVENTORIES

Inventories are stated at the lower of cost or market. Cost for substantially all inventories is determined using the last-in, first-out (LIFO) method, which generally matches current costs of inventory sold with current revenues.

Inventories are summarized as follows:

	Sept. 24, 2005	Dec. 25, 2004

Raw materials	$21,632	$14,420
Work-in-process	19,185	14,679
Finished goods	37,551	31,962
Supplies, repair parts and other	497	496
LIFO	(5,663)	(3,565)

Total inventories	$73,202	$57,992

NOTE F - DISCONTINUED OPERATIONS

Following is a summary of the Company's discontinued operations:

		Three Months Ended				Nine Months Ended
		Sept. 24, 2005		Sept. 25, 2004		Sept. 24, 2005		Sept. 25, 2004

Net sales	$	---	$	---	$	---	$	---

Loss from discontinued operations:
Before income taxes		(50)		(60)		(851)		(660)
Income tax benefit		(18)		(22)		(312)		(246)

Loss from discontinued operations, net of tax		$(32)		$(38)		$(539)		$(414)

Income on disposal of discontinued operations:
Before income taxes		---		---		1,320		127
Income tax provision		---		---		486		48

Income on disposal of discontinued operations, net of tax	$	---	$	---		$834		$79

In early fiscal 2004, the Company sold a spun yarn facility. The production of this facility was substantially utilized by the operations sold on November 12, 2003 to Shaw Industries Group, Inc. Proceeds from the sale of the spun yarn facility, net of funds used to purchase certain leased assets sold with the facility and to pay certain expenses of the transaction, were $6,424. In the first quarter of 2005, the Company reduced its reserve for notes receivable by $1,320 to reflect the settlement of a note receivable associated with its textile cotton yarn and dyeing operations sold in 1999. Operating results associated with businesses sold are classified as discontinued operations for all periods presented.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)
(Cont'd.)

NOTE G - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	Sept. 24, 2005	Dec. 25, 2004

Compensation and benefits	$7,292	$12,611
Accrued income taxes	2,090	2,606
Provision for customer rebates, claims and allowances	3,378	3,950
Accrued purchase price consideration	---	2,766
Outstanding checks in excess of cash	4,740	1,156
Other	6,054	4,521

Total accrued expenses	$23,554	$27,610

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

Following is a summary of the Company's warranty activity:

	Three Months Ended		Nine Months Ended
	Sept. 24, 2005	Sept. 25, 2004	Sept. 24, 2005	Sept. 25, 2004

Warranty reserve beginning of period	$717	$352	$772	$608
Warranty liabilities accrued	1,151	815	3,140	1,589
Warranty liabilities settled	(1,454)	(409)	(3,771)	(1,390)
Changes for pre-existing warranty liabilities	293	2	566	(47)

Warranty reserve end of period	$707	$760	$707	$760

NOTE I - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	Sept. 24, 2005	Dec. 25, 2004

Senior indebtedness
Credit line borrowings	$30,894	$11,753
Term loans	19,858	17,855
Equipment financings	4,533	3,377
Capital lease obligations	6,124	7,220
Mortgage note payable	7,039	7,190
Note payable	---	1,338

Total senior indebtedness	68,448	48,733
Convertible subordinated debentures	24,662	27,237

Total long-term debt	93,110	75,970
Less current portion of long-term debt	(5,206)	(7,475)
Less current portion of capital lease obligations	(1,110)	(1,681)

Total long-term debt, less current portions	$86,794	$66,814

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)
(Cont'd.)

In July 2005, the Company amended its senior loan and security agreement. The amended agreement extended the term of the credit facility to May 11, 2010, reduced interest rates applicable to the credit facility, eliminated financial covenants and provided the Company with $70,000 of credit, consisting of $50,000 of revolving credit and a $20,000 term loan. The term loan is payable in monthly installments of $142 beginning September 1, 2005 and is due in May 2010.

Interest rates available under the senior loan and security agreement may be selected from a number of options that effectively allow the Company to borrow at rates ranging from the lender's prime rate to the lender's prime rate plus 0.75% for base rate loans, or at rates ranging from LIBOR plus 1.25% to LIBOR plus 3.25% for LIBOR loans. Commitment fees of 0.25% per annum are payable on the average daily unused balance of the revolving credit facility. The levels of the Company's accounts receivable and inventory limit borrowing availability under the revolving credit facility. The facility is secured by a first priority lien on substantially all of the Company's assets.

The senior loan and security agreement generally permits dividends and repurchases of the Company's Common Stock up to an aggregate annual amount of $3,000 and such distributions in excess of $3,000 annually may be made under conditions specified in the agreement. The agreement also contains covenants that could limit future acquisitions. The unused borrowing capacity under the senior credit facility on September 24, 2005 was approximately $15,919.

NOTE J - DERIVATIVE FINANCIAL INSTRUMENTS

The Company was party to an interest rate swap agreement which expired on March 11, 2005. Under the interest rate swap agreement, the Company paid a fixed rate of interest of 3.24% multiplied by a notional amount of $70,000, and received in return an amount equal to a specified variable rate of interest multiplied by the same notional amount.

The Company is party to an interest rate swap agreement through March 2013 that is linked to a mortgage note payable and is considered a highly effective hedge. Under the interest rate swap agreement, the Company pays a fixed rate of interest multiplied by a notional principal amount equal to the outstanding balance of the mortgage note, and receives in return an amount equal to a specified variable rate of interest multiplied by the same notional principal. The fair value of the interest rate swap agreement is reflected on the Company's balance sheet and changes in its fair value are deferred in other comprehensive income. At September 24, 2005, the notional amount of the interest rate swap agreement was $7,039. Under the terms of the swap agreement, the Company pays a fixed interest rate of 4.54% through March 2013, which effectively fixes interest on the mortgage note payable at 6.54%. Unrealized losses, net of tax, included in Accumulated Other Comprehensive Loss were $80 at September 24, 2005.

On October 11, 2005, the Company entered into an interest rate swap agreement with a notional amount of $30,000 through May 11, 2010. Under the interest rate swap agreement, the Company pays a fixed rate of interest of 4.79% and receives in return a specified variable rate of interest. The interest rate swap agreement is linked to the Company's variable rate debt and is considered a highly effective hedge.

NOTE K - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) defined contribution plan covering substantially all associates. The Company matches associates' contributions up to a maximum of 3% on a sliding scale based on the level of the associate's contribution. The Company may make additional contributions to the plan if the Company attains certain performance targets.

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations owed to participants were $9,708 at September 24, 2005 and $8,439 at December 25, 2004. Such obligations are included in other liabilities in the Company's balance sheets and substantially all such liabilities are funded by assets held for the benefit of participants.

The Company sponsors two defined benefit retirement plans, one that covers a limited number of the Company's active associates and another that has been frozen since 1993 as to new benefits earned under the plan. The Company is in the process of terminating the frozen defined benefit plan.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)
(Cont'd.)

Costs charged to continuing operations for all pension plans are summarized as follows:

	Three Months Ended		Nine Months Ended
	Sept. 24, 2005	Sept. 25, 2004	Sept. 24, 2005	Sept. 25, 2004

Components of net periodic benefit costs:
Defined benefit plans
Service cost	$40	$30	$119	$157
Interest cost	37	37	110	151
Expected return on plan assets	(30)	(18)	(89)	(93)
Amortization of prior service cost	2	1	5	7
Recognized net actuarial loss	19	17	58	77

Net periodic benefit cost	$68	$67	$203	$299

The Company sponsors a postretirement benefit plan that provides life insurance to a limited number of associates as a result of a prior acquisition. The Company also sponsors a postretirement benefit plan that provides medical and life insurance for a limited number of associates who retired prior to January 1, 2003.

Costs charged to continuing operations for all postretirement plans are summarized as follows:

	Three Months Ended		Nine Months Ended
	Sept. 24, 2005	Sept. 25, 2004	Sept. 24, 2005	Sept. 25, 2004

Components of net periodic benefit costs:
Defined benefit plans
Service cost	$10	$10	$30	$30
Interest cost	20	20	60	60
Amortization of prior service costs	(10)	(10)	(30)	(30)

Net periodic benefit cost	$20	$20	$60	$60

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)
(Cont'd.)

NOTE L - COMMON STOCK AND EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

		Three Months Ended		Nine Months Ended
		Sept. 24, 2005	Sept. 25, 2004	Sept. 24, 2005	Sept. 25, 2004

Income from continuing operations (1)		$1,253	$3,554	$6,709	$9,017

Denominator for calculation of basic earnings per share - weighted-average shares (2)		12,472	12,180	12,356	12,084

Effect of dilutive securities:
	Stock options (3)	432	380	478	408
	Stock subscriptions	---	12	---	18
	Restricted stock grants	27	12	13	12
	Directors' stock performance units	15	8	21	10

Denominator for calculation of diluted earnings per share - weighted-average shares adjusted for potential dilution (2)(3)		12,946	12,592	12,868	12,532

Earnings per share:
	Basic	$0.10	$0.29	$0.54	$0.75
	Diluted	$0.10	$0.28	$0.52	$0.72

(1)	No adjustments needed in the numerator for diluted calculations.
(2)	Includes Common and Class B Common shares stated in thousands.
(3)

Because their effects are anti-dilutive, excludes shares issuable under stock option plans whose grant price is greater than the average market price of Common Shares outstanding at the end of the relevant period and shares issuable on conversion of subordinated debentures into shares of Common Stock. Aggregate shares excluded were 785 and 800 during the three and nine months of 2005 and 1,052 and 960 during the three and nine months of 2004.

NOTE M - COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	Sept. 24, 2005	Sept. 25, 2004	Sept. 24, 2005	Sept. 25, 2004

Net income	$1,221	$3,516	$7,004	$8,682
Other comprehensive income:
Unrealized gain on interest rate swap agreements
Before income taxes	---	93	179	409
Income taxes	---	36	76	156

Net of taxes	---	57	103	253

Comprehensive income	$1,221	$3,573	$7,107	$8,935

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)
(Cont'd.)

Components of accumulated other comprehensive loss, net of tax, are as follows:

	Minimum	Interest
	Pension	Rate
	Liability	Swaps	Total

Balance at December 25, 2004	$(1,691)	$(183)	$(1,874)
Unrealized gain on interest rate swap agreement, net of tax of $76	---	103	103

Balance at September 24, 2005	$(1,691)	$(80)	$(1,771)

NOTE N - OTHER (INCOME) EXPENSE

Other (income) expense is summarized as follows:

		Three Months Ended		Nine Months Ended
		Sept. 24, 2005	Sept. 25, 2004	Sept. 24, 2005	Sept. 25, 2004

Other operating income:
Gain on sale of other operating assets	$	---	$(17)	$(93)	$(17)
Other miscellaneous income		(6)	(5)	(137)	(89)

Other operating income		$(6)	$(22)	$(230)	$(106)

Other operating expense:
Retirement expenses		$70	$63	$250	$242
Other miscellaneous expense		15	---	148	18

Other operating expense		$85	$63	$398	$260

Other income:
Interest income		(3)	(78)	(105)	(227)
Equity in earnings of unconsolidated subsidiary		---	(9)	---	(383)
Dispute settlement		---	---	(107)	(500)
Other miscellaneous income		(6)	---	(30)	(78)

Other income		$(9)	$(87)	$(242)	$(1,188)

Other expense:
Other miscellaneous expense		$21	$2	$67	$6

Other expense		$21	$2	$67	$6

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

RESULTS OF OPERATIONS

Operations in the third quarter 2005 were affected by a number of issues. The growth we experienced during the past several years, combined with extremely high levels of order entry in April 2005, overtaxed our manufacturing and distribution capabilities. This rapid growth significantly increased the complexity of our operations and had a negative impact on customer service, product quality and manufacturing efficiency. To improve service to our customers, we added associates, lengthened operating schedules and increased production outsourcing. Also during the quarter, we completed the staffing and movement of inventory into a new distribution facility in North Georgia, relocated our West Coast distribution operation from a leased facility to an owned facility and began the installation of modular/carpet tile equipment to expand our commercial product offerings. While these actions are intended to improve results in the future, much of the cost for these improvements was incurred during the third quarter. In addition, natural gas costs increased significantly during the quarter. Furthermore, our distribution and carpet manufacturing facilities located in Saraland and Atmore, Alabama, were evacuated three times during the quarter as a result of tropical storm Cindy and hurricanes Dennis and Katrina. Although the storms caused only minor damage to these facilities, their operations were interrupted for a total of approximately five days during the quarter.

As a result of these issues, our rate of sales growth moderated in the third quarter 2005, while manufacturing and distribution costs increased significantly. Our estimate of the negative impact on our gross margins of the weather-related events was approximately $1.0 million to $1.5 million.

Compared with the third quarter 2005 levels, we are optimistic that sales revenue and operating results will improve in the fourth quarter of this year and beyond. October order entry and sales levels improved significantly compared to the third quarter levels. We now expect fourth quarter 2005 revenue to improve 15% to 19% compared with the third quarter of this year and 6% to 10% compared with the strong fourth quarter a year ago. The moves to the new distribution facilities on both the East and West Coasts are now completed, which should improve customer service and reduce distribution costs. In the fourth quarter, we have begun installing tufting manufacturing equipment in our North Georgia facility. The installation of this tufting equipment, which is expected to be completed in the second quarter of 2006, should simplify our manufacturing operations, reduce cost and diversify the geographic locations of our carpet manufacturing facilities.

Raw material prices increased in early October of this year and additional raw material price increases have been announced for November. We increased selling prices in October and have announced additional selling price increases that will go into effect for orders taken in November and December of this year. When these selling price increases are fully implemented, we believe they will recoup the higher raw material and energy costs.

The following table sets forth certain elements of our continuing operating results as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	Sept. 24, 2005	Sept. 25, 2004	Sept. 24, 2005	Sept. 25, 2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.7%	66.3%	69.4%	66.0%

Gross profit	29.3%	33.7%	30.6%	34.0%
Selling and administrative expenses	25.1%	24.3%	24.3%	25.8%

Other operating income	(0.0)%	(0.0)%	(0.1)%	(0.0)%
Other operating expense	0.1%	0.0%	0.2%	0.1%

Operating income	4.1%	9.4%	6.2%	8.1%

Net Sales. Net sales for the quarter ended September 24, 2005 were $76.7 million, an increase of 3.4%, compared with $74.1 million for the quarter ended September 25, 2004. Net sales were $230.8 million for the first nine months of 2005, an increase of 10.2%, compared with net sales of $209.3 million for the first nine months of 2004.

Residential and commercial carpet sales increased 5% in the third quarter of 2005, compared with the same period in 2004, principally due to higher selling prices. Carpet sales for the first nine months of 2005 reflected a 13% year-over-year growth, with residential carpet improving 14% and commercial carpet improving 12%. The increase in sales for the first nine months of 2005 reflected higher unit volume and higher selling prices. We believe the growth in carpet revenue is principally attributable to the increased strength of the U.S. economy, particularly the higher-end of the soft floorcovering market where our business is concentrated, the favorable acceptance in our markets of new products introduced during the last several years and higher selling prices of our products.

Net sales of carpet yarn declined $900 thousand, or 21%, in the third quarter of 2005 and $4.4 million, or 31%, for the first nine months of 2005 compared with the same periods in the prior year. The decrease was principally a result of carpet yarn sourcing arrangements in the prior year associated with the sale of our North Georgia operations that did not continue in 2005.

Cost of Sales. Cost of sales as a percentage of net sales increased 4.4 percentage points for the third quarter and 3.4 percentage points for the first nine months of 2005 compared to the prior year periods. Cost of sales, as a percentage of net sales, increased in 2005 due to higher sales deductions, increased energy and manufacturing costs, costs associated with disruptions of weather related events, as well as the cost to move distribution facilities and begin the start-up of our modular/carpet tile operation. The year-over-year comparison was also affected by LIFO inventory liquidations that reduced cost of sales by $1.3 million, or 0.6 percentage points in the first nine months of 2004 that did not repeat in the 2005 reporting periods.

Gross Profit. Gross profit decreased $2.5 million in the quarter ended September 24, 2005 and $528 thousand during the first nine months of 2005 compared with the same periods in 2004. The decrease in gross profit in the 2005 periods was primarily a result of the factors described above that increased the cost of sales percentage.

Selling and Administrative Expenses. Selling and administrative expenses increased $1.2 million, or, as a percentage of net sales, 0.8 percentage points in the quarter ended September 24, 2005 compared with the same period in 2004. The increase in these expenses is principally due to higher sample and marketing expenses. For the first nine months of 2005, selling and administrative expenses increased $2.0 million, but decreased, as a percentage of net sales, by 1.5 percentage points for the year-to-date comparison. The increase in these expenses is principally attributable to the growth of our business and higher sample and marketing expenses. The reduction of these expenses, as a percentage of sales for the nine months comparison, reflects the higher level of net sales in the 2005 reporting period.

Other Operating Income/Other Operating Expense. Other operating income and other operating expense were not significant in the third quarter or first nine months of either 2005 or 2004.

Operating Income. Operating income was $3.2 million, or 4.1% of net sales, in the quarter ended September 24, 2005 and $14.4 million, or 6.2% of net sales, for the first nine months of 2005, compared with $6.9 million, or 9.4% of net sales, in the quarter ended September 25, 2004 and $17.0 million, or 8.1% of net sales, for the first nine months of 2004. Compared to the 2004 reporting periods, increased cost of sales and selling and administrative expenses more than offset the effect of the higher sales volume in 2005.

Interest Expense. Interest expense increased for the three and nine months ended September 24, 2005 compared with the same periods in 2004 were principally due to market gains related to an interest rate swap that reduced interest expense in the second quarter of 2004 and higher levels of debt in 2005.

Other Income. Other income decreased $946 thousand for the first nine months of 2005 compared with the first nine months of 2004, principally due to other income items in 2004 that did not repeat in 2005. The 2004 results included a $500 thousand gain related to a dispute that was favorably settled and $200 thousand of equity earnings from an unconsolidated subsidiary.

Other Expense. Other expense was not significant in the 2005 or 2004 reporting periods.

Income Tax Provision. Our effective income tax rate was 27.4% and 34.3%, respectively for three and nine months ended September 24, 2005 compared with 37.3% for the three and nine-month periods ended September 25, 2004. The decrease in the effective income tax rate in 2005 was principally due to the reduction of our tax contingency reserve due to the favorable settlement of a state tax examination, state income tax credits and the deduction for domestic manufacturing/production activities that became effective in 2005.

Income from Continuing Operations. Income from continuing operations was $1.3 million, or $0.10 per diluted share, for the three months ended September 24, 2005 compared with $3.6 million, or $0.28 per diluted share, for the three months ended September 25, 2004. Income from continuing operations was $6.7 million, or $0.52 per diluted share, for the first nine months of 2005 compared with $9.0 million, or $0.72 per diluted share, for the first nine months of 2004.

Net Income. Discontinued operations reflected a gain of $295 thousand, $0.02 per diluted share for the first nine months of 2005, compared with a loss of $335 thousand, or $0.03 per diluted share in the year-earlier period. Including discontinued operations, net income was $1.2 million, or $0.09 per diluted share, for the three months ended September 24, 2005 compared with net income of $3.5 million, or $0.28 per diluted share in the same period of 2004. Net income was $7.0 million, or $0.54 per diluted share for the first nine months of 2005, compared with $8.7 million, or $0.69 per diluted share, for the same period of 2004.

LIQUIDITY AND CAPITAL RESOURCES

During the nine-months ended September 24, 2005, we generated $1.9 million of funds from operating activities, $823 thousand from the sale of assets and $1.9 million from the sale of Common Stock. These funds were supplemented by $17.2 million of borrowings under our debt facilities and were used to finance our operations and purchase $21.8 million of capital assets.

Capital expenditures for the nine-months ended September 24, 2005 were $21.8 million while depreciation and amortization was $7.9 million. We expect capital expenditures to be approximately $27.0 million for fiscal 2005 while depreciation and amortization is expected to be approximately $10.2 million. Almost half of the 2005 capital expenditures will be used to fund the purchase of modular/carpet tile manufacturing equipment, and the acquisition of a facility and equipment for tufting and distribution in North Georgia. The remaining expenditures will be primarily for newer manufacturing technology.

In July 2005, we amended our senior loan and security agreement. The amended agreement extended the term of the credit facility to May 11, 2010, reduced interest rates applicable to the credit facility, eliminated financial covenants and provided us with $70 million of credit, consisting of $50 million of revolving credit and a $20 million term loan. The term loan is payable in monthly installments of $142 thousand beginning September 1, 2005 and is due in May 2010. The senior loan and security agreement generally permits dividends and repurchases of our Common Stock up to an aggregate annual amount of $3.0 million and such distributions in excess of $3.0 million annually may be made under conditions specified in the agreement. The amendment also contains covenants that could limit future acquisitions. The unused borrowing capacity under the facility's revolving credit and capital expenditure lines on September 24, 2005 was approximately $15.9 million.

Interest rates available under the senior loan and security agreement may be selected from a number of options that effectively allows us to borrow at rates ranging from the lender's prime rate to the lender's prime rate plus 0.75% for base rate loans, or at rates ranging from LIBOR plus 1.25% to LIBOR plus 3.25% for LIBOR loans. Commitment fees of 0.25% per annum are payable on the average daily unused balance of the revolving credit facility. The levels of our accounts receivable and inventory limit borrowing availability under the revolving credit facility. The facility is secured by a first priority lien on substantially all of our assets.

On October 11, 2005, we entered into an interest rate swap agreement with a notional amount of $30,000 through May 11, 2010. Under the interest rate swap agreement, we pay a fixed rate of interest of 4.79% and receive in return a specified variable rate of interest. The interest rate swap agreement is linked to our variable rate debt and is considered a highly effective hedge. We believe our operating cash flows and credit availability under our credit facilities are adequate to finance our anticipated liquidity requirements.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29." SFAS No. 153 amends the guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We adopted SFAS No. 153 on June 26, 2005 and its adoption did not have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123 - Revised (SFAS No. 123R), "Share-Based Payment." SFAS No. 123R revises SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB No. 25, "Accounting for Stock Issued to Employees." Under SFAS No. 123R, we will measure the cost of employee services received in exchange for stock based on the grant-date fair value of stock-based compensation (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the stock award (usually the vesting period). The fair value of the stock award will be estimated using an option-pricing model, with excess tax benefits, as defined in SFAS No. 123R, being recognized as an addition to paid-in capital. The provisions of SFAS No. 123R are effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and will be effective for our first fiscal quarter of fiscal 2006. We do not expect the adoption of SFAS No. 123R to have a material impact on our financial statements.

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

Raw material prices may increase.

The cost of raw materials has a significant impact on our profitability. In particular, our business requires the purchase of large volumes of nylon yarn, synthetic backing, latex and dyes. Most of our raw materials are petroleum-based and their costs tend to fluctuate, over time, with the price of oil. Increases in the cost of these raw materials could materially adversely affect our business, results of operations and financial condition if we are unable to pass these increases through to our customers. Prices of certain raw materials have increased in 2005 and additional increases have been announced by our suppliers. We believe we will be successful in increasing our selling prices to pass along raw material and other cost as they may occur; however, there can be no assurance that we will successfully recover such increases in cost.

Unanticipated termination or interruption of our arrangements with third-party suppliers of nylon yarn and backing material could have a material adverse effect on us.

Nylon yarn is the principal raw material used in our floorcovering products. A significant portion of our nylon yarn purchases is from one supplier. There are also a limited number of suppliers of backing materials used in our floorcovering products. We believe there are other adequate sources of nylon yarns and backing materials; however, an unanticipated termination or interruption of our supply arrangements could adversely affect our supply arrangements and could be material.

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

At September 24, 2005, the Company had an interest rate swap agreement on its mortgage note payable with a notional amount equal to the outstanding balance of the mortgage note ($7,039 at September 24, 2005) which expires in March of 2013. Under the interest rate swap agreement, the Company pays a fixed rate of 4.54% of interest times the notional amount and receives in return an amount equal to a specified variable rate of interest times the same notional amount. The swap agreement effectively fixes the interest rate on the mortgage note payable at 6.54%.

On October 11, 2005, the Company entered into an interest rate swap agreement with a notional amount of $30,000 through May 11, 2010. Under the interest rate swap agreement, the Company pays a fixed rate of interest of 4.79% and receives in return a specified variable rate of interest.

During the nine month period ending September 24, 2005, approximately 46% of the Company's average debt was floating rate. Based on the amount of the Company's average floating rate debt during this period, a 10% fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact on the Company's net income of approximately $129.

Item 4 - Controls and Procedures

As of September 24, 2005, our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management concluded that disclosure controls and procedures were effective. Further, no change in our internal control over financial reporting occurred during the quarter covered by this report that materially adversely affected, or is reasonably likely to adversely affect, our internal control over financial reporting.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. These inherent limitations are known features of the financial reporting process; therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

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

THE DIXIE GROUP, INC.

(Registrant)

Date: November 2, 2005	By: /s/ GARY A. HARMON

Gary A. Harmon Vice President and Chief Financial Officer

Date: November 2, 2005	By: /s/ D. EUGENE LASATER

D. Eugene Lasater Controller