Form 10-K
period 2005-12-31
DIXIE GROUP INC
filed 2006-03-08
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________.

Commission File Number 0-2585

The Dixie Group, Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-0183370

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
345-B Nowlin Lane, Chattanooga, TN	37421

(Address of principal executive offices)	(Zip Code)
(423) 510-7000

Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered

None	None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $3.00 Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]	No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ]	No [ X ]

UNITED STATES
SECURITIES AND EXCHANGE COMMSSION
Washington, D. C. 20549

FORM 10-K (Continued)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]	No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   [     ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [x]	Non-accelerated filer [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.
Yes [ ]	No [x]

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 25, 2005 (the last business day of the registrant's most recently completed fiscal second quarter) was approximately $195,000,000. The aggregate market value was computed by reference to the closing price of the Common Stock on such date. In making this calculation, the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding Common Stock, and no other persons, are affiliates. No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of February 17, 2006
Common Stock, $3.00 Par Value	11,692,199 shares
Class B Common Stock, $3.00 Par Value	714,560 shares
Class C Common Stock, $3.00 Par Value	0 shares

Documents Incorporated By Reference.

Specified portions of the following documents are incorporated by reference:
     Proxy Statement of the registrant for annual meeting of shareholders to be held May 3, 2006(PART III).

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

Our Recent History

Beginning in 1993, we entered the soft floorcovering business, using our carpet yarn business as a base, with the acquisition of Carriage Industries and Masland Carpets. Over the next seven years we made six additional floorcovering acquisitions concluding with our acquisition of Fabrica International and an interest in the dyeing and finishing operations of Chroma Systems Partners ("Chroma") on July 1, 2000. Our floorcovering acquisitions were partially financed by selling assets of our textile products businesses. In 1999, we sold the last of our textile product's assets to complete our transformation from the textile products business to a marketer and manufacturer of soft floorcovering products.

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

Our Business Units

We are in one line of business, Carpet Manufacturing. In fiscal 2003, we reported our operations as two segments: Carpet Manufacturing and Floorcovering Base Materials (Carpet Yarns). In the calendar year 2003, we sold a substantial portion of our carpet yarn manufacturing facilities and subsequently integrated the operations of our remaining carpet yarn facility into our carpet manufacturing business. We measure the operations of our carpet yarn manufacturing facility as a cost center and consider it principally as a raw material source for our carpet businesses.

Fabrica

Fabrica, founded in 1977, markets and manufactures luxurious residential carpet and custom rugs, at selling prices that we believe are approximately five times the average for the soft floorcovering industry. Its primary customers are interior decorators and designers, selected retailers and furniture stores, luxury home builders and manufacturers of luxury motor coaches and yachts. Fabrica is among the leading premium brands in the domestic marketplace and is known for styling innovation and unique colors and patterns. Fabrica is viewed by the trade as a premier brand and resource for very high-end carpet. Fabrica also is known as a styling trendsetter and a market leader in the very high-end residential sector. Fabrica accounted for approximately 19% of our sales in 2005.

Masland

Masland Carpets, founded in 1866, manufactures and markets residential and commercial products.

Masland Residential markets and manufactures design-driven specialty carpets and rugs for the high-end residential marketplace. Its residential broadloom carpet products are marketed at selling prices that we believe are approximately four times the average for the soft floorcovering industry. Its products are marketed through the interior design community, as well as to consumers through specialty floorcovering retailers. Masland Residential accounted for approximately 29% of our sales in 2005. Masland Residential has strong brand recognition within the upper-end residential market. Masland Residential competes through innovative styling, color, product design, quality and service.

Masland Contract markets and manufactures broadloom and modular carpet (carpet tiles) for the specified commercial marketplace. Its commercial products are marketed through the architectural and specifier community and directly to commercial end users, as well as to consumers through specialty floorcovering retailers. Masland Contract, which began in 1993, accounted for approximately 30% of our sales in 2005. Masland Contract has strong brand recognition within the upper-end contract market. Masland Contract competes through innovative styling, color, patterns, quality and service.

Dixie Home

Dixie Home was introduced in 2003 as a brand to provide stylishly designed, differentiated products that offer affordable fashion to residential consumers. Through Dixie Home, we market an array of tufted broadloom residential carpet to selected retailers, home centers and distributors under the Dixie Home and private label brands. Our objective is to make this brand the line of choice for styling, service and quality in the more moderately priced sector of the high-end broadloom residential carpet market. Its products are marketed at selling prices which we believe range from two to three times the average for the soft floorcovering industry. Dixie Home's products have been well received in the marketplace and are expected to have significant growth potential. Dixie Home accounted for approximately 17% of our sales in 2005.

Candlewick

Candlewick develops and processes a complex variety of innovative filament yarns. Our carpet manufacturing operations utilize approximately 82% of Candlewick's unit production volume. Candlewick's external specialty yarn sales accounted for approximately 4% of our sales in 2005. Its capacity currently devoted to external sales can be utilized to support growth in our carpet businesses without significant capital investment. Our expertise and experience in developing new, uniquely-styled proprietary yarns are key factors in the ability of our carpet businesses to consistently develop specialized, unique and innovative products that we believe are difficult for our competitors to readily duplicate.

Industry

The carpet and rug industry has two primary markets, residential and commercial, with the residential market making up the largest portion of the industry's sales. A substantial portion of industry shipments is made in response to replacement demand. Residential products consist of broadloom carpets, rugs and bathmats in a broad range of styles, colors and textures. Commercial products consist primarily of broadloom carpet and carpet tiles for a variety of institutional applications such as office buildings, restaurant chains, schools and other commercial establishments. The carpet industry also manufactures carpet for the automotive, recreational vehicle, small boat and other industries.

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

We believe we have competitive advantages in several areas. We have an attractive portfolio of brands that we believe are well known, highly regarded by customers and complementary; by being differentiated, we offer meaningful alternatives to the discriminating customer. In addition, we have established longstanding relationships with key suppliers in our industry and customers in most of our markets. Finally, our reputation for innovative design excellence and our experienced management team enhance our competitive position. See "Risk Factors" in Item 1A of this report.

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

Customer and Product Concentration

No single customer accounts for more than 10 percent of our sales and we do not make a significant amount of sales to foreign countries. We do not believe that we have any single class of products that accounts for more than 10 percent of our sales. However, our sales may be classified by significant markets, and such information for the past three years is summarized as follows:

	2005	2004	2003

Residential floorcovering products	66%	65%	62%
Commercial floorcovering products	30%	29%	31%
Carpet yarn products	4%	6%	7%

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

Environmental

Our operations are subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. The costs of complying with environmental protection laws and regulations have not had a material adverse impact on our financial condition or results of operations in the past and are not expected to have a material adverse impact in the future. See "Risk Factors" in Item 1A of this report.

Raw Materials

 We obtain our raw materials from a number of domestic suppliers. Man-made yarns are purchased from major chemical companies. Where possible, we pass raw material price increases through to our customers; however, there can be no assurance that price increases can be passed through to customers and that increases in raw material prices will not have an adverse effect on our profitability. See "Risk Factors" in Item 1A of this report. A significant portion of our raw materials (nylon yarn) are purchased from one supplier. We believe there are other sources of nylon yarn; however, an unanticipated termination or interruption of our supply arrangements could adversely affect our supply arrangements and could be material. See "Risk Factors" in Item 1A of this report.

Utilities

We use electricity as our principal energy source, with oil or natural gas used in some facilities for finishing operations as well as heating. We have not experienced any material problem in obtaining adequate supplies of electricity, natural gas or oil. Energy shortages of extended duration could have an adverse effect on our operations, and price volatility could negatively impact future earnings. See "Risk Factors" in Item 1A of this report.

Working Capital

We are required to maintain significant levels of inventory in order to provide the enhanced service levels demanded by the nature of our business and our customers, and to ensure timely delivery of our products. Consistent and dependable sources of liquidity are required to maintain such inventory levels. Failure to maintain appropriate levels of inventory could materially adversely affect our relationships with our customers and adversely affect our business.

Employment Level

We employ approximately 1,500 associates in our continuing operations.

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

ITEM 1A.     RISK FACTORS

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

Raw material prices may increase.

The cost of raw materials has a significant impact on our profitability. In particular, our business requires the purchase of large volumes of nylon yarn, synthetic backing, latex, and dyes. Increases in the cost of these raw materials could materially adversely affect our business, results of operations and financial condition if we are unable to pass these increases through to our customers. We believe we are successful in passing along raw material and other costs as they may occur; however, there can be no assurance that we will successfully recover such increases in cost.

Unanticipated termination or interruption of our arrangements with third-party suppliers of nylon yarn could have a material adverse effect on us.

Nylon yarn is the principal raw material used in our floorcovering products. A significant portion of nylon yarn is purchased from one supplier. We believe there are other sources of nylon yarns; however, an unanticipated termination or interruption of our supply arrangements could adversely affect our supply arrangements and could be material.

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

Unanticipated Business Interruptions.

Our business could be adversely affected if a significant portion of our plant, equipment or operations were damaged or interrupted by a casualty, condemnation, utility service, work stoppage or other event beyond our control. Such an event could have a material adverse effect on our business, results of operations and financial condition.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

 ITEM 2.     PROPERTIES

The following table lists the Company's facilities according to location, type of operation and approximate total floor space as of February 17, 2006:
Location	Type of Operation	Approximate Square Feet

Administrative:
Dalton, GA*	Administrative	16,000
Saraland, AL	Administrative	29,000
Santa Ana, CA*	Administrative	10,500
Chattanooga, TN*	Administrative	3,500

	Total Administrative	59,000

Manufacturing and Distribution:
Atmore, AL	Carpet Manufacturing, Distribution	780,000
Saraland, AL	Carpet Tile Manufacturing, Distribution	384,000
Saraland, AL*	Samples/Rug Manufacturing, Distribution	264,000
Roanoke, AL	Carpet Yarn Processing	201,000
Santa Ana, CA*	Carpet/Rug Manufacturing	98,000
Santa Ana, CA	Carpet Dyeing, Finishing and Distribution	204,000
Eton, GA	Carpet Manufacturing, Distribution	408,000

	Total Manufacturing and Distribution	2,339,000

	TOTAL	2,398,000

* Leased properties

In addition to the facilities listed above, the Company leases various warehousing and office spaces.

In our opinion, our manufacturing facilities are well maintained and our machinery is efficient and competitive. Operations of our facilities generally vary between 120 and 168 hours per week. Substantially all of our owned properties are subject to mortgages, which secure the outstanding borrowings under our senior credit facilities.

ITEM 3.    LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or its subsidiaries are a party or of which any of its property is the subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the shareholders during the fourth quarter 2005.

Pursuant to instruction G of Form 10-K the following is included as an unnumbered item to PART I.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and offices held by the executive officers of the registrant as of February 26, 2005, are listed below along with their business experience during the past five years.

Name, Age and Position	Business Experience During Past Five Years
Daniel K. Frierson, 64 Chairman of the Board, and Chief Executive Officer, Director

Director since 1973, Chairman of the Board since 1987 and Chief Executive Officer since 1980. He serves on the Company's Executive Committee and is Chairman of the Company's Retirement Plans Committee. He also serves as Director of Astec Industries, Inc. headquartered in Chattanooga, Tennessee; and Louisiana-Pacific Corporation headquartered in Nashville, TN.

Gary A. Harmon, 60 Vice President and Chief Financial Officer	Vice President and Chief Financial Officer since January 2000. Treasurer 1993 to 2000. Director of Tax and Financial Planning, 1985 to 1993.
David E. Polley, 71 Vice President Marketing and President, Dixie Home

Vice President of Marketing and President, Dixie Home since November of 2002. President, Residential Division of Mohawk Industries, Inc. from 1998 to 2002. President of World Carpets from 1991 to 1998. Prior to 1991, President of Lee's Residential Carpet Business.

Kenneth L. Dempsey, 47 Vice President and President, Masland Commercial	Vice President and President, Masland Commercial since February 2005. Vice President and President, Masland Carpets, 1997 to 2005. Vice President of Marketing, Masland, 1991 to 1996.
D. Kennedy Frierson, Jr., 39 Vice President and President, Masland Residential

Vice President since February 2006. President Masland Residential since December 2005. Executive Vice President and General Manager, Dixie Home, 2003 to 2005. Business Unit Manager, Bretlin, 2002 to 2003.

D. Wayne Pattillo, 61 Vice President Manufacturing

Vice President Manufacturing since February 2005. Executive Vice President of Manufacturing for East Coast manufacturing, 2003 to 2005. Prior to 2003, Executive Vice President of Manufacturing, North Georgia Operations.

Craig S. Lapeere, 56 Vice President and President, Fabrica International

Vice President and President Fabrica International since December 2005. Vice President and President, Masland Residential February 2005 to December 2005. Vice President of Sales, Masland Carpets, 1998 to 2005.

W. Derek Davis, 55 Vice President, Human Resources	Vice President of Human Resources since January 1991. Corporate Employee Relations Director, 1990 to 1991.
Jon A. Faulkner, 45 Vice President Planning and Development	Vice President of Planning and Development since February 2002. Executive Vice President of Sales and Marketing for Steward, Inc. from 1997 to 2002.
D. Eugene Lasater, 55 Controller	Controller since 1988.
Starr T. Klein, 63 Secretary	Secretary since November 1992. Assistant Secretary, 1987 to 1992.
The executive officers of the registrant are generally elected annually by the Board of Directors at its first meeting held after each annual meeting of the Company's shareholders.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock trades on the National Market System with the NASDAQ symbol DXYN. No market exists for the Company's Class B Common Stock.

As of February 17, 2006, the total number of holders of the Company's Common Stock was approximately 5,100, including an estimated 4,500 shareholders who hold the Company's Common Stock in nominee names, but excluding approximately 1,025 participants in the Company's 401(k) plan who may direct the voting of the shares allocated to their accounts. The total number of holders of the Company's Class B Common Stock was 13.

Recent Sales of Unregistered Securities

On December 1, 2005, the Company issued a total of 1,740 shares of Common Stock to retiring director Joseph L. Jennings, Jr., pursuant to the payout of Performance Units previously issued to Mr. Jennings under the Company's Directors Stock Plan.  Each non-employee director of the Company receives an award of Performance Units annually under the plan, with the number of  units awarded determined by dividing one-half of the annual director's fee by the market price of the Common Stock as reported on the NASDAQ National Market on the day prior to the annual meeting of shareholders.  Each Performance Unit represents one share of Common Stock.  Upon retirement, non-employee directors may elect to receive shares of Common Stock represented by Performance Units in their account either in one lump sum distribution or in five equal annual installments: Mr. Jennings chose the lump sum distribution option.  We believe the issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof because this issuance did not involve a public offering or sale.  No underwriters, brokers or finders were involved in this transaction.

Quarterly Financial Data, Dividends and Price Range of Common Stock

Following are quarterly financial data, dividends and price range of Common Stock for the four quarterly periods in the years ended December 31, 2005 and December 25, 2004. Totals of the quarterly information for each of the years reflected below may not necessarily equal the annual totals. The discussion of restrictions on payment of dividends is included in Note G to the Consolidated Financial Statements included herein.

THE DIXIE GROUP, INC.
QUARTERLY FINANCIAL DATA, DIVIDENDS AND PRICE RANGE OF COMMON STOCK
(unaudited)
(dollars in thousands, except per share data)

2005 QUARTER	1st	2nd	3rd	4th

Net sales	$72,034	$82,073	$76,661	$87,759
Gross profit	22,043	26,148	22,453	25,874
Operating income	4,293	6,935	3,161	5,455
Income from continuing operations	1,872	3,584	1,253	3,254
Loss from discontinued operations	(412)	(95)	(32)	(122)
Income on disposal of discontinued operations	834	---	---	---
Net income	2,294	3,489	1,221	3,132

Basic earnings (loss) per share:
Continuing operations	0.15	0.29	0.10	0.26
Discontinued operations	(0.03)	(0.01)	---	(0.01)
Disposal of discontinued operations	0.07	---	---	---
Net income	0.19	0.28	0.10	0.25
Diluted earnings (loss) per share:
Continuing operations	0.15	0.28	0.10	0.25
Discontinued operations	(0.03)	(0.01)	(0.01)	(0.01)
Disposal of discontinued operations	0.06	---	---	---
Net income	0.18	0.27	0.09	0.24

Dividends:
Common Stock	---	---	---	---
Class B Common Stock	---	---	---	---

Common Stock Prices:
High	19.40	18.05	18.42	16.82
Low	16.65	14.84	16.12	12.83

2004 QUARTER	1st	2nd	3rd	4th(1)

Net sales	$64,404	$70,818	$74,108	$82,641
Gross profit	21,522	24,667	24,983	28,307
Operating income	3,880	6,134	6,941	8,642
Income from continuing operations	1,976	3,486	3,554	5,024
Loss from discontinued operations	(338)	(38)	(38)	(873)
Income (loss) on disposal of discontinued operations	79	---	---	(517)
Net income	1,717	3,448	3,516	3,634

Basic earnings (loss) per share:
Continuing operations	0.16	0.28	0.29	0.41
Discontinued operations	(0.03)	---	---	(0.07)
Disposal of discontinued operations	0.01	---	---	(0.04)
Net income	0.14	0.28	0.29	0.30
Diluted earnings (loss) per share:
Continuing operations	0.16	0.27	0.28	0.40
Discontinued operations	(0.03)	---	---	(0.07)
Disposal of discontinued operations	0.01	---	---	(0.04)
Net income	0.14	0.27	0.28	0.29

Dividends:
Common Stock	---	---	---	---
Class B Common Stock	---	---	---	---

Common Stock Prices:
High	12.41	14.05	12.01	16.70
Low	7.58	10.66	10.16	11.00

(1) Includes the results of operations of Chroma subsequent to November 7, 2004.

ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the related consolidated financial statements and notes thereto included under Items 8, 15(a) (1) and (2) and 15(c) of this report on Form 10-K.

FISCAL YEARS	2005	2004 (1)	2003 (2)	2002 (3)	2001

OPERATIONS
Net sales	$318,526	$291,971	$234,149	$223,283	$230,869
Gross profit	96,518	99,479	79,923	77,183	73,733
Operating income	19,843	25,597	2,809	24,104	13,996
Income (loss) from continuing operations before income taxes	14,419	21,891	(14,165)	16,790	11,281
Income tax provision (benefit)	4,456	7,851	(5,138)	5,342	4,287
Income (loss) from continuing operations	9,963	14,040	(9,027)	11,448	6,994
Depreciation and amortization (4)	10,058	8,601	9,349	9,684	11,019
Dividends	---	---	---	---	---
Capital expenditures (4)	27,175	13,611	5,182	3,715	8,909

FINANCIAL POSITION
Assets	$277,003	$247,865	$238,954	$416,646	$386,188
Working capital	75,516	58,610	47,260	65,262	37,649
Long-term debt:
Senior indebtedness	65,714	42,077	28,011	21,342	85,798
Subordinated notes	---	---	---	---	35,714
Convertible subordinated debentures	22,162	24,737	27,237	29,737	32,237
Stockholders' equity	123,484	110,837	96,081	111,352	106,225

PER SHARE
Income (loss) from continuing operations:
Basic	$0.80	$1.16	$(0.77)	$0.98	$0.60
Diluted	0.77	1.12	(0.77)	0.97	0.59
Dividends:
Common Stock	---	---	---	---	---
Class B Common Stock	---	---	---	---	---
Book value	9.75	9.03	8.07	9.46	9.05

GENERAL

Weighted average common shares outstanding:
Basic	12,415,743	12,119,050	11,773,024	11,723,192	11,669,144
Diluted	12,878,886	12,574,695	11,773,024	11,820,827	11,747,740

Number of shareholders (5)	5,100	2,800	2,800	2,800	3,000
Number of associates	1,500	1,400	1,300	2,850	3,200

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
(4) Excludes discontinued operations.

(5) The approximate number of record holders of the Company's Common Stock for 2001 through 2005 includes Management's estimate of shareholders who held the Company's Common Stock in nominee names as follows: 2001 - 2,100 shareholders; 2002 - 2,000 shareholders; 2003 - 2100 shareholders; 2004 - 2,100 shareholders; 2005 - 4,500 shareholders.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

OVERVIEW

Our business is concentrated in areas of the soft floorcovering market where innovative styling, design, color, quality and service as well as limited distribution are welcomed and rewarded. Through our Fabrica, Masland Residential, Masland Contract and Dixie Home brands, we have a significant presence in the high-end of the soft floorcovering market. Our Candlewick carpet yarn operation supplies plied and heat-set filament yarns primarily to our carpet manufacturing businesses and processes yarn for independent carpet manufacturers.

The rapid growth of our business since the third quarter of 2003 created operating issues that began to impact our manufacturing and distribution facilities in 2005, resulting in delayed product introductions, significantly higher costs, poorer service and increased quality issues. We addressed these issues by making a number of changes in our manufacturing and distribution facilities and management to reduce complexities and accommodate our growth. In the second and third quarter of 2005, we added staff and moved a significant portion of the inventory in our Saraland, Alabama distribution center to a new distribution facility in North Georgia to reduce congestion at Saraland and simplify our East Coast distribution operations. We began adding tufting manufacturing to the North Georgia facility later in the year to reduce complexity in our Atmore, Alabama manufacturing facility. Although these initiatives accelerated our capital spending and caused us to incur costs to set up these operations, they should allow us to regain our historical quality and service levels, as well as reduce cost in the future. The North Georgia distribution center is now fully operational and the tufting operation is expected to be fully operational in the second quarter of 2006.

In order to better utilize our West Coast facilities, we consolidated three facilities into two and began producing products for our East Coast operations. This consolidation will also eliminate the cost of a leased facility in 2006.

In the third quarter, we began installation of modular (carpet tile) equipment to expand our commercial product offering. We are developing the initial line of modular products and expect to begin shipping these products to customers in the second quarter of 2006.

In November 2003 and early fiscal 2004, we sold substantially all of our assets located in North Georgia, including our factory-built housing carpet, needlebond, carpet recycling businesses and a carpet spun yarn manufacturing facility to Shaw Industries Group, Inc. Financial results for the operations sold have been classified as discontinued operations for all periods presented. The sale of these businesses significantly reduced our debt, diversified our customer base, and improved our strategic position.

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

The Securities and Exchange Commission ("SEC") has issued disclosure guidance requiring management to identify its most critical accounting policies. Such critical accounting policies are those that are both most important to the portrayal of our financial condition and results and the application of which requires our most difficult, subjective, and complex judgments. Although estimates have not been materially different from actual experience our estimates pertain to inherently uncertain matters that could result in material differences in subsequent periods.

We believe application of the following accounting policies require significant judgments and estimates in preparing our consolidated financial statements and represent our critical accounting policies. Other significant accounting policies are discussed in Note A to our Consolidated Financial Statements.

  Revenue recognition. Revenues are recognized when legal title of the products we sell passes to our customer, which is at the time goods are shipped. At the time revenue is recognized, we record a provision for the estimated amount of future returns based primarily on historical experience and any known trends or conditions that exist at the time revenue is recognized.
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
  Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out method (LIFO), which generally matches current costs of inventory sold with current revenues, for substantially all inventories. Reserves are also established to adjust inventories that are off-quality, aged or obsolete to their estimated fair market value. Inventories on hand are compared against anticipated future usage in order to evaluate obsolescence and excessive quantities. Additionally, rates of recoverability per unit of off-quality, obsolete or excessive inventory are estimated based on historical rates of recoverability and other known conditions or circumstances that may affect future recoverability. Actual results could differ from assumptions used to value our inventory.
  Goodwill. Goodwill is subject to annual impairment testing. The impairment tests are based on determining the fair value of the underlying assets and businesses to which the goodwill applies based on estimates of future cash flows, which require judgments and assumptions about future economic factors that are difficult to predict and in some cases beyond our control. Changes in our judgments and assumptions about future economic factors could materially change our estimate of values and could materially impact the value of goodwill and our consolidated financial statements.
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

  Loss contingencies. We recognize a loss contingency when we believe it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. Judgment must be applied to determine if such an event has occurred and to quantify the financial impact of such an event.

RESULTS OF OPERATIONS

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements that were prepared in accordance with U. S. generally accepted accounting principles. The following table sets forth certain elements of our continuing operations as a percentage of net sales for the periods indicated:

Fiscal Year Ended

	December 31, 2005	December 25, 2004	December 27, 2003

Net sales	100.0%	100.0%	100.0%
Cost of sales	69.7%	65.9%	65.9%

Gross profit	30.3%	34.1%	34.1%
Selling and administrative expenses	24.1%	25.1%	28.1%
Impairments and other charges	--- %	--- %	4.8%
Other operating income	(0.2)%	(0.1)%	(0.2)%
Other operating expense	0.2%	0.3%	0.2%

Operating income	6.2%	8.8%	1.2%

Fiscal Year Ended December 31, 2005 (53 weeks), Compared with Fiscal Year Ended December 25, 2004 (52 weeks)

Net Sales. Net sales for the year ended December 31, 2005 increased 9.1% to $318.5 million. Net sales of carpet products increased 11.3% and net sales of carpet yarn decreased 24.3%. Compared with 2004, net sales of residential carpet increased 10.8% and net sales of commercial carpet increased 12.3%. Over half of the total improvement in net sales was attributable to the Dixie Home collection of residential products, which were introduced in early 2003, and continue to gain acceptance in retail market channels. A significant portion of the growth in our carpet business resulted from increased selling prices enacted during 2005 in response to raw material and other costs increases. The trends we are seeing in our business lead us to believe our net sales will grow 7% to 12% in 2006. The decrease in carpet yarn sales is principally a result of carpet yarn sourcing arrangements in the prior year associated with the sale of our North Georgia operations that did not continue into 2005.

Cost of Sales. Cost of sales was 69.7% of net sales in 2005 compared with 65.9% in 2004. The increase in cost as a percentage of net sales in 2005 reflects the effect of rapid growth, higher raw material, energy and other costs and weather related disruptions on our operations. The rapid growth of our carpet business experienced in recent years increased the complexity of our operations, significantly overtaxed our manufacturing, distribution and operational capabilities, and had a negative impact on customer service, product quality and manufacturing efficiencies. To improve service to our customers, we added associates, lengthened operating schedules, and increased production outsourcing - all of which increased costs in 2005. To simplify our East Coast manufacturing and distribution operations and consolidate our West Coast operations we added staff and moved inventory to two new distribution centers and started a new tufting manufacturing operation. While the cost to staff and build the infrastructure of these new facilities was incurred in 2005, these actions should simplify our operations and reduce costs in the future. Lags in passing higher raw material and utility costs through to our customers also significantly impacted our costs in 2005. The year-over-year comparison was also affected by LIFO inventory liquidations that reduced cost of sales by $389 thousand, or one tenth of a percentage point in 2005 and $2.3 million, or eight tenths of a percentage point in 2004.

Gross Profit. The 3.8 percentage point decline in gross profit was attributable to the costs increases described above.

Selling and Administrative Expenses. Selling and administrative expenses increased $3.7 million in 2005, but decreased to 24.1% of net sales compared with 25.1% of net sales in 2004. The percentage decrease is primarily attributable to the higher sales volume.

Other Operating Income. Other operating income increased $283 thousand in 2005 principally due to a higher gains from the sale of operating equipment.

Other Operating Expense. Other operating expense decreased $583 thousand in 2005 primarily as a result of costs related to a contract dispute in 2004 that did not repeat in 2005.

Operating Income. Operating income was $19.8 million, or 6.2% of sales in 2005, compared with $25.6 million, or 8.8% of sales in 2004.

Interest Expense. Interest expense increased $823 thousand in 2005 as a result of higher levels of debt and higher interest rates.

Other Income. Other income decreased $814 thousand in 2005 principally as a result of earnings from an unconsolidated subsidiary and the favorable settlement of a vendor dispute 2004, most of which did not repeat in 2005.

Income Tax Provision (Benefit). Our effective income tax rate was 31.0% for 2005 compared with 35.9% for 2004. The change in the effective tax rates is principally due to reductions in our tax contingency reserve, greater utilization of state income tax credits and the deduction for domestic manufacturing/production activities that became effective in 2005.

Net Income (Loss). Income from continuing operations was $10.0 million, or $0.77 per diluted share in 2005, compared with $14.0 million, or $1.12 per diluted share in 2004. Results related to discontinued operations reflected income of $173 thousand, or $0.02 per diluted share in 2005, compared to a loss of $1.7 million, or $0.14 per diluted share in 2004. Including discontinued operations, net income was $10.1 million, or $0.79 per diluted share in 2005, compared with $12.3 million, or $0.98 per diluted share in 2004.

Fiscal Year Ended December 25, 2004, Compared with Fiscal Year Ended December 27, 2003

Net Sales. Net sales for the year ended December 25, 2004 increased 24.7% to $292.0 million. Significant increases in sales of residential and commercial carpet products drove the improved revenue. Compared with 2003, net sales of residential carpet increased 31.4% and net sales of commercial carpet increased 15.0%. Approximately half of the total improvement in net sales was attributable to our Dixie Home collection of residential products, which were introduced in early 2003. We believe the improved revenue is attributable to a growing economy and the overall strength of the carpet industry, particularly in the higher-end of the soft floorcovering market where our business is concentrated, and the success of the new products we have developed during the past several years. In 2002, we developed a number of growth initiatives for our businesses. These initiatives included introduction of the Dixie Home collection of products and a substantial increase in the development and introduction of new products in our other businesses. The new products have been well received by the markets we serve and allowed us to increase business through existing customers.

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

LIQUIDITY AND CAPITAL RESOURCES

During the three-year period ended December 31, 2005, cash generated from asset sales was $211.8 million. These funds were primarily used to finance $41.5 million used in our operating activities, invest $47.5 million in capital assets, invest $48.2 million in business acquisitions, and retire $71.5 million of debt.

Net proceeds from the sale of assets were $1.0 million in 2005, $3.1 million in 2004 and $207.7 million in 2003. The assets sold consisted primarily of a spun yarn manufacturing facility in 2004 and our North Georgia operations in 2003.

Capital expenditures were $27.2 million in 2005 and depreciation and amortization was $10.1 million. Capital expenditures in 2005 were primarily for a North Georgia distribution and tufting facility, equipment to produce modular (carpet tile) products and investments in new manufacturing technology. We expect capital expenditures to be approximately $15.0 million for the year 2006, and depreciation and amortization is expected to be approximately $11.7 million. The 2006 capital expenditures will be primarily for newer manufacturing technology.

In July 2005, we amended our senior loan and security agreement. The amended agreement extended the term of the credit facility to May 11, 2010, reduced interest rates applicable to the credit facility, eliminated financial covenants and provided us with $70.0 million of credit, consisting of $50.0 million of revolving credit and a $20.0 million term loan. The term loan is payable in monthly principal installments of $142 thousand that began September 1, 2005 and is due in May 2010.

Interest rates available under the senior loan and security agreement may be selected from a number of options that effectively allow us to borrow at rates ranging from the lender's prime rate to the lender's prime rate plus 0.75% for base rate loans, or at rates ranging from LIBOR plus 1.25% to LIBOR plus 3.25% for LIBOR loans. The weighted-average interest rate on borrowings outstanding under this agreement was 6.60% at December 31, 2005. Commitment fees of 0.25% per annum are payable on the average daily unused balance of the revolving credit facility. The levels of our accounts receivable and inventory may limit borrowing availability under the revolving credit line. The facility is secured by a first priority lien on substantially all of our assets.

Our senior loan and security agreement generally permits dividends and repurchases of our Common Stock up to aggregate annual amounts of $3.0 million and such distributions in excess of $3.0 million as may be made under conditions specified in the agreement. The agreement also contains covenants that could limit future acquisitions. The unused borrowing capacity under the facility's revolving credit facility on December 31, 2005 was approximately $14.5 million.

During the three year period ended December 31, 2005, we financed $5.3 million of our equipment purchases with various financial institutions. Our equipment financing notes have terms ranging from five to seven years, are secured by the specific equipment financed, bear interest ranging from 5.56% to 6.78% and are due in monthly installments of principal and interest of $107 through February 2010 and monthly installments of principal and interest ranging from $58 to $24 from March 2010 through August 2012. The notes do not have financial covenants.

In 2004, we used capital leases to financed $1.6 million of our equipment purchases. Our significant capitalized lease obligations have terms ranging from five to six years, are secured by the specific equipment leased, bear interest ranging from 5.93% to 7.27% and are due in monthly installments of principal and interest of $124 through January 2010, monthly installments of principal and interest of $99 from February 2010 through July 2012 and a final installment of $200 in August 2010. The capitalized leases do not have financial covenants.

The following table contains a summary of the Company's future minimum payments under contractual obligations as of December 31, 2005.

	Payments Due By Period

	2006	2007	2008	2009	2010	Thereafter	Total

	(dollars in millions)
Debt	$5.2	$5.3	$5.4	$5.4	$48.7	$18.4	$88.4
Interest - debt (1)	5.6	5.3	4.9	4.6	2.4	1.8	24.6
Capital leases	1.1	1.2	1.3	1.4	0.8	---	5.8
Interest - capital leases	0.4	0.3	0.2	0.1	---	---	1.0
Operating leases	1.6	1.5	1.3	0.9	0.9	---	6.2
Purchase commitments	4.9	---	---	---	---	---	4.9

	$18.8	$13.6	$13.1	$12.4	$52.8	$20.2	$130.9

(1) Variable rates used are those in effect at December 31, 2005.

In February 2006 we received a favorable ruling from the Internal Revenue Service permitting us to terminate one of our defined benefit retirement plans. We expect to terminate this plan, contribute approximately $1.8 million to fully fund the plan and distribute its assets to participants in the second quarter of 2006.

We believe our operating cash flows and credit availability under our senior loan and credit agreement and other sources of financing are adequate to finance our normal liquidity requirements, including any contributions that will be required to terminate the defined benefit retirement plan described above.

Future Income Tax Considerations. We do not anticipate that cash outlays for income taxes will be materially different than our provision for income taxes during the next three fiscal years. Our operating loss carryforwards, net of any related valuation allowance, is less than $1.0 million at December 31, 2005.

Unrecognized Losses on Pension Plans. At December 31, 2005, we have unrecognized losses related to our defined benefit pension plans in the amount of $2.8 million, net of tax. Such amount is included in other "Accumulated other comprehensive loss" in the equity section of our balance sheet. Amortization against earnings for the unrecognized losses is not material. Approximately, $1.6 million of the unrecognized losses relates to a defined benefit plan that is expected to be terminated in the second quarter of 2006. The unrecognized losses will be recorded as an expense when the plan is terminated. Approximately $1.4 million of this amount will be recognized as a loss in discontinued operations. (See Note J in the notes to our financial statements).

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 - Revised (SFAS No. 123R), "Share-Based Payment", which revises SFAS No. 123, "Accounting for Stock-Based Compensation", and supercedes APB No. 25, "Accounting for Stock Issued to Employees." Currently, we do not record compensation expense for certain stock-based compensation. Under SFAS No. 123R, we will measure the cost of employee services received in exchange for stock, based on the grant-date fair value (with limited exceptions) of stock awards. Such cost will be recognized over the period during which employees are required to provide service in exchange for stock awards (usually the vesting period). The fair value of stock awards will be estimated using an option-pricing model, with excess tax benefits, as defined in SFAS No. 123R, being recognized as additional paid in capital. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We do not expect the adoption of SFAS No. 123R to have a material effect on our financial statements.

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. We do not expect the adoption of SFAS No. 154 to have a material effect on our financial statements.

CERTAIN FACTORS AFFECTING THE COMPANY'S PERFORMANCE

In addition to the other information provided in this Report, the risk factors included in Item 1A should be considered when evaluating results of our operations, future prospects and an investment in shares of our Common Stock. Any of these factors could cause our actual financial results to differ materially from our historical results, and could give rise to events that might have a material adverse effect on our business, financial condition and results of operations.

FORWARD-LOOKING INFORMATION

This Report contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include the use of terms or phrases that include such terms as "expects," "estimated," "projects," "believes," "anticipates," "intends," and similar terms and phrases. Such terms or phrases relate to, among other matters, our future financial performance, business prospects, growth strategies or liquidity. The following important factors may affect our future results and could cause those results to differ materially from our historical results. These factors include, in addition to those "Risk Factors" detailed in Item 1A of this report, the cost and availability of capital, raw material and transportation costs related to petroleum price levels, the cost and availability of energy supplies, the loss of a significant customer or group of customers, materially adverse changes in economic conditions generally in carpet, rug and floorcovering markets we serve and other risks detailed from time to time in our filings with the Securities and Exchange Commission.

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

At December 31, 2005, the Company had an interest rate swap agreement on its mortgage note payable with a notional amount equal to the outstanding balance of the mortgage note ($6,987 at December 31, 2005) which expires in March of 2013. Under the interest rate swap agreement, the Company pays a fixed rate of 4.54% of interest times the notional amount and receives in return an amount equal to a specified variable rate of interest times the same notional amount. The swap agreement effectively fixes the interest rate on the mortgage note payable at 6.54%.

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

At December 31, 2005, $22,379, or approximately 24%, of the Company's total debt was subject to floating interest rates. A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact on the Company's net income of approximately $87.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary financial information required by ITEM 302 of Regulation S-K is included in PART II, ITEM 5 of this report and the Financial Statements are included in a separate section of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2005, the date of the financial statements included in this Form 10-K (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company that is required to be included in our periodic filings under the Exchange Act.

     (b)  Changes in Internal Control over Financial Reporting. During the last fiscal quarter there have not been any changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13(a)-15(f) and 15(d)-15(f).

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. These inherent limitations are known features of the financial reporting process; therefore, it is possible to design into process safeguards to reduce, though not eliminate, this risk.

We conducted, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under such framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

SCOPE OF MANAGEMENT'S EVALUATION AND REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

In 2005, internal controls over financial reporting for Chroma Systems Partners ("Chroma") were included in our evaluation of the effectiveness of our internal control over financial reporting. In 2004, management determined that the internal control over financial reporting of Chroma would be excluded from the 2004 internal control assessment, as permitted by the rules and regulations of the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Dixie Group, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that The Dixie Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Dixie Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that The Dixie Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Dixie Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Dixie Group, Inc. as of December 31, 2005 and December 25, 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005, of The Dixie Group, Inc. and our report dated March 2, 2006, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Atlanta, Georgia
March 2, 2006

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections entitled "Information about Nominees for Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 3, 2006 are incorporated herein by reference. Information regarding the executive officers of the registrant is presented in PART I of this report.

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

Audit Committee

The Company has a standing audit committee. At December 31, 2005, members of the Company's audit committee are John W. Murrey, III, Chairman, J. Don Brock and Lowry F. Kline.

ITEM 11.    EXECUTIVE COMPENSATION

The sections entitled "Executive Compensation Information" and the directors' fee information in the last paragraph of the section entitled "Committees, Attendance and Directors' Fees" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 3, 2006 are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Principal Shareholders", as well as the beneficial ownership table (and accompanying notes) in the Proxy Statement of the registrant for the annual meeting of shareholders to be May 3, 2006 is incorporated herein by reference.

Equity Compensation Plan Information as of December 31, 2005

The following table sets forth information as to the Company's equity compensation plans as of the end of the Company's 2005 fiscal year:

		(a)		(b)		(c)
	Plan Category	Number of securities to be issued upon exercise of the outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

	Equity Compensation Plans approved by security holders	1,220,552	(1)	$10.68	(2)	125,340	(3)

	Equity Compensation Plans not approved by security holders	N/A		N/A		N/A

(1)	Excludes 57,990 shares of Common Stock issued pursuant to restricted stock grants under the Company's 2000 Stock Incentive Plan, with a weighted-average grant date value of $17.86 per share.
(2)

Includes the aggregate weighted-average of (i) the exercise price per share for outstanding options to purchase 1,189,312 shares of Common Stock under the Company's 1990 and 2000 Stock Incentive Plans and (ii) the price per share of the Common Stock on the grant date for each of 31,240 Performance Units issued under the Directors' Stock Plan (each unit equivalent to one share of Common Stock).

(3)	There is no fixed limit on the number of shares that can be issued under the Directors Stock Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Transactions Between the Company and Directors and Officers" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 3, 2006 is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled "Audit Fees Discussion" in the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held May 3, 2006 is incorporated herein by reference.

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	(1) and (2) - The response to this portion of Item 15 is submitted as a separate section of this report.
(3) Please refer to the Exhibit Index which is attached hereto.
(b)	Exhibits - The response to this portion of Item 15 is submitted as a separate section of this report. See Item 15 (a) (3) above.
(c)	Financial Statement Schedules - The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 8, 2006	The Dixie Group, Inc. /s/ DANIEL K. FRIERSON By: Daniel K. Frierson Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ DANIEL K. FRIERSON Daniel K. Frierson	Chairman of the Board, Director and Chief Executive Officer	March 6, 2006
_/s/ GARY A. HARMON Gary A. Harmon	Vice President, Chief Financial Officer	March 6, 2006
/s/ D. EUGENE LASATER D. Eugene Lasater	Controller	March 6, 2006
/s/ J. DON BROCK J. Don Brock	Director	March 6, 2006
/s/ PAUL K. FRIERSON Paul K. Frierson	Director	March 6, 2006
/s/ WALTER W. HUBBARD Walter W. Hubbard	Director	March 6, 2006
/s/ LOWRY F. KLINE Lowry F. Kline	Director	March 6, 2006
/s/ JOHN W. MURREY, III John W. Murrey, III	Director	March 6, 2006

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(a)(1) AND (2) AND ITEM 15(c)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULES

YEAR ENDED DECEMBER 31, 2005

THE DIXIE GROUP, INC.

CHATTANOOGA, TENNESSEE

FORM 10-K - ITEM 15(a)(1) and (2) and ITEM 15(c)

THE DIXIE GROUP, INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
The following consolidated financial statements of The Dixie Group, Inc. and subsidiaries are included in Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated balance sheets - December 31, 2005 and December 25, 2004
Consolidated statements of operations - Years ended December 31, 2005, December 25, 2004, and December 27, 2003
Consolidated statements of cash flows - Years ended December 31, 2005, December 25, 2004, and December 27, 2003
Consolidated statements of stockholders' equity - Years ended December 31, 2005, December 25, 2004, and December 27, 2003
Notes to consolidated financial statements

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Dixie Group, Inc.

We have audited the accompanying consolidated balance sheets of The Dixie Group, Inc. as of December 31, 2005 and December 25, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Dixie Group, Inc. at December 31, 2005 and December 25, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Dixie Group, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Atlanta, Georgia
March 2, 2006

THE DIXIE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31, 2005	December 25, 2004

ASSETS
CURRENT ASSETS
Accounts receivable (less allowance for doubtful
accounts of $595 for 2005 and $1,425 for 2004)	$31,633	$33,686
Inventories	72,871	57,992
Other	10,577	15,286

TOTAL CURRENT ASSETS	115,081	106,964

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	6,047	6,048
Buildings and improvements	44,348	36,540
Machinery and equipment	107,993	91,488

	158,388	134,076
Less accumulated amortization and depreciation	(65,440)	(57,739)

NET PROPERTY, PLANT AND EQUIPMENT	92,948	76,337

GOODWILL	57,177	54,782

OTHER ASSETS	11,797	9,782

TOTAL ASSETS	$277,003	$247,865

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31, 2005	December 25, 2004

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$14,929	$11,178
Accrued expenses	18,295	28,020
Current portion of long-term debt	6,341	9,156

TOTAL CURRENT LIABILITIES	39,565	48,354

LONG-TERM DEBT
Senior indebtedness	60,987	36,538
Capital lease obligations	4,727	5,539
Convertible subordinated debentures	22,162	24,737

TOTAL LONG-TERM DEBT	87,876	66,814

OTHER LIABILITIES	15,310	13,087

DEFERRED INCOME TAXES	10,768	8,773

COMMITMENTS AND CONTINGENCIES (Note O)	---	---

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized
80,000,000 shares, issued - 15,347,589 shares
for 2005 and 14,999,689 shares for 2004	46,043	44,999
Class B Common Stock ($3 par value per share):
Authorized 16,000,000 shares, issued - 714,560
shares for 2005 and 667,569 shares for 2004	2,144	2,003
Additional paid-in capital	134,353	131,321
Unearned stock compensation	(719)	(26)
Accumulated deficit	(1,406)	(11,542)
Accumulated other comprehensive loss	(2,887)	(1,874)

	177,528	164,881
Less Common Stock in treasury at cost - 3,395,390
shares for 2005 and 2004	(54,044)	(54,044)

TOTAL STOCKHOLDERS' EQUITY	123,484	110,837

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$277,003	$247,865

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Year Ended
	December 31, 2005	December 25, 2004	December 27, 2003

Net sales	$318,526	$291,971	$234,149
Cost of sales	222,008	192,492	154,226

Gross profit	96,518	99,479	79,923
Selling and administrative expenses	76,802	73,143	65,800
Impairments and other charges	---	---	11,366
Other operating income	(562)	(279)	(551)
Other operating expense	435	1,018	499

Operating income	19,843	25,597	2,809

Interest expense	5,948	5,125	7,975
Other income	(611)	(1,425)	(789)
Other expense	87	6	81
Debt extinguishment costs	---	---	9,707

Income (loss) from continuing operations before taxes	14,419	21,891	(14,165)
Income tax provision (benefit)	4,456	7,851	(5,138)

Income (loss) from continuing operations	9,963	14,040	(9,027)
Loss from discontinued operations, net of tax	(661)	(1,287)	(5,149)
Income (loss) on disposal of discontinued operations, net of tax	834	(438)	(2,778)

Net income (loss)	$10,136	$12,315	$(16,954)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.80	$1.16	$(0.77)
Discontinued operations	(0.05)	(0.10)	(0.44)
Disposal of discontinued operations	0.07	(0.04)	(0.23)

Net income (loss)	$0.82	$1.02	$(1.44)

SHARES OUTSTANDING	12,416	12,119	11,773

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.77	$1.12	$(0.77)
Discontinued operations	(0.05)	(0.10)	(0.44)
Disposal of discontinued operations	0.07	(0.04)	(0.23)

Net income (loss)	$0.79	$0.98	$(1.44)

SHARES OUTSTANDING	12,879	12,575	11,773

DIVIDENDS PER SHARE:
Common Stock	---	---	---
Class B Common Stock	---	---	---

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

		Year Ended
		December 31, 2005		December 25, 2004	December 27, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations		$9,963		$14,040	$(9,027)
Loss from discontinued operations		(661)		(1,287)	(5,149)
Income (loss) on disposal of discontinued operations		834		(438)	(2,778)

Net income (loss)		10,136		12,315	(16,954)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization -
Continuing operations		10,058		8,601	9,349
Discontinued operations		---		---	8,975
Change in deferred income taxes		(486)		567	(13,859)
Tax benefit from exercise of stock options		1,042		486	52
Net (gain) loss on property, plant and equipment disposals		(121)		755	5,478
Amortization of restricted stock		431		---	---
Write-off of deferred financing costs		---		---	5,488
Changes in operating assets and liabilities:
Accounts receivable		2,053		(6,213)	(11,191)
Inventories		(14,879)		(6,708)	(7,549)
Other current assets		4,740		1,635	(7,793)
Other assets		(2,337)		1,930	(5,289)
Accounts payable and accrued expenses		(5,974)		(2,988)	(23,125)
Other liabilities		1,234		(1,664)	291

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		5,897		8,716	(56,127)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment		1,004		6,438	207,754
Income taxes paid related to sale of business		---		(10,230)	---
Additional purchase price consideration paid related to sale of business		---		(3,351)	---
Purchase of property, plant and equipment -
Continuing operations		(27,175)		(13,611)	(5,182)
Discontinued operations		---		---	(1,499)
Investment in affiliate		---		(55)	1,256
Additional cash received (paid) in business combination		---		861	(50,282)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES		(26,171)		(19,948)	152,047

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on credit line		21,196		4,753	(38,823)
Borrowings on term loan		3,575		1,479	4,551
Payments on term loan		(2,000)		(8,624)	(14,794)
Borrowings from equipment financing		1,610		3,723	---
Payments on equipment financing		(646)		(347)	(292)
Borrowings under capitalized leases		---		1,579	---
Payments on capitalized leases		(1,372)		(1,540)	(233)
Senior notes issued		---		---	37,000
Repayment of senior notes		---		---	(37,529)
Payments on subordinated indebtedness		(2,498)		(2,500)	(38,214)
Payments on mortgage note payable		(203)		(15)	---
Payment on note payable		(1,338)		---	---
Common stock issued under stock option plans		1,950		1,666	861
Other		---		---	171

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		20,274		174	(87,302)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		---		(11,058)	8,618

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		---		11,058	2,440

CASH AND CASH EQUIVALENTS AT END OF YEAR	$	---	$	---	$11,058

Equipment purchased under capital leases	$	---	$	---	$7,332

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

	Common Stock and Class B Common Stock		Common Stock Subscribed	Additional Paid-In Capital	Other	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total Stockholders' Equity

Balance at December 28, 2002	$45,265		$2,098	$132,724	$(5,111)	$(6,903)	$(3,036)	$(53,685)	$111,352
Common Stock acquired for treasury - 76,138 shares	---		---	---	---	---	---	(359)	(359)
Stock subscriptions cancelled - 346,288 shares	---		(1,039)	(1,446)	2,530	---	---	---	45
Stock subscriptions settled - 342,103 shares	350		(676)	(642)	1,368	---	---	---	400
Common Stock issued under Directors' Stock Plan - 9,666 shares	29		---	31	---	---	---	---	60
Common Stock sold under stock option plan - 90,964 shares	273		---	195	---	---	---	---	468
Amortization of restricted stock grants	---		---	---	28	---	---	---	28
Other comprehensive income	---		---	---	---	---	1,041	---	1,041
Net loss	---		---	---	---	(16,954)	---	---	(16,954)

Balance at December 27, 2003	45,917		383	130,862	(1,185)	(23,857)	(1,995)	(54,044)	96,081
Stock subscriptions settled - 127,694 shares	96		(383)	(844)	1,131	---	---	---	---
Common Stock issued under Directors' Stock Plan - 26,020 shares	78		---	62	---	---	---	---	140
Common Stock sold under stock option plan - 303,542 shares	911		---	1,241	---	---	---	---	2,152
Amortization of restricted stock grants	---		---	---	28	---	---	---	28
Other comprehensive income	---		---	---	---	---	121	---	121
Net income	---		---	---	---	12,315	---	---	12,315

Balance at December 25, 2004	47,002		---	131,321	(26)	(11,542)	(1,874)	(54,044)	110,837
Common Stock issued under Directors' Stock Plan - 1,740 shares	6		---	19	---	---	---	---	25
Common Stock and Class B sold under stock option plan - 332,770 shares	998		---	952	---	---	---	---	1,950
Tax benefit from exercise of stock options	---		---	1,042	---	---	---	---	1,042
Restricted stock grants issued - 67,180 shares	202		---	998	(1,200)	---	---	---	---
Restricted stock grants forfeited - 9,190 shares	(28)		---	(137)	143	---	---	---	(22)
Amortization of restricted stock grants	---		---	---	364	---	---	---	364
Acceleration of stock options	---		---	88	---	---	---	---	88
Common Stock issued upon conversion of convertible subordinated debentures -2,391 shares	7		---	70	---	---	---	---	77
Other comprehensive loss	---		---	---	---	---	(1,013)	---	(1,013)
Net income	---		---	---	---	10,136	---	---	10,136

Balance at December 31, 2005	$48,187	$	---	$134,353	$(719)	$(1,406)	$(2,887)	$(54,044)	$123,484

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

Fiscal Year: The Company ends its fiscal year on the last Saturday of December. All references herein to "2005," "2004," and "2003," mean the fiscal years ended December 31, 2005, December 25, 2004, and December 27, 2003, respectively. The year 2005 comprised 53 weeks while 2004 and 2003 each comprised 52 weeks.

Reclassifications: Certain amounts for 2004 have been reclassified to conform to the 2005 presentation.

Discontinued Operations: The financial statements separately report discontinued operations and the results of continuing operations (See Note D). Disclosures included herein pertain to the Company's continuing operations unless noted otherwise.

Cash and Cash Equivalents: Highly liquid investments with original maturities of three months or less when purchased are reported as cash equivalents.

Credit and Market Risk: The Company sells primarily carpet and yarn products to a wide variety of retailers and certain manufacturers located throughout the United States. No customer accounts for more than 10% of net sales in 2005, 2004 or 2003. The Company grants credit to customers based on defined payment terms, performs ongoing credit evaluations of its customers and generally does not require collateral. Accounts receivable are carried at their outstanding principal amounts, less an allowance for doubtful accounts, which management believes is sufficient to cover potential credit losses based on historical experience and periodic evaluation of the financial condition of the Company's customers. Notes receivable are carried at their estimated fair value. The Company evaluates the fair value of its notes receivable based on the financial condition of borrowers. The Company invests its excess cash in short-term investments and has not experienced any losses on those investments.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method, which generally matches current costs of inventory sold with current revenues, for substantially all inventories. The reduction in inventory quantities in our carpet yarn LIFO pool resulted in a liquidation of LIFO inventory carried at lower costs prevailing in prior years. The effect of LIFO liquidations was to decrease cost of sales by $389 in 2005 and $2,253 in 2004.

Inventories are summarized as follows:

	2005	2004

Raw materials	$22,037	$14,420
Work-in-process	17,498	14,679
Finished goods	40,959	31,962
Supplies, repair parts and other	480	496
LIFO	(8,103)	(3,565)

Total inventories	$72,871	$57,992

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Property, Plant and Equipment: Property, plant and equipment is stated at the lower of cost or impaired value. Provisions for depreciation and amortization of property, plant and equipment have been computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets, ranging from 10 to 40 years for buildings and improvements, and 3 to 10 years for machinery and equipment. Applicable statutory recovery methods are used for income tax purposes. Depreciation and amortization of property, plant and equipment, including amounts for capital leases, for financial reporting purposes totaled $9,681 in 2005, $8,228 in 2004 and $8,762 in 2003. Cost to repair and maintain the Company's equipment and facilities is expensed as incurred. Such cost typically includes expenditures to keep equipment and facilities in proper working condition.

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

Goodwill increased by $2,395 in 2005 principally as a result of a non-cash adjustment to deferred taxes associated with a prior acquisition. Goodwill increased by $3,006 in 2004 as the result of a business combination and a contingent payment associated with a prior business combination. Unamortized goodwill at December 31, 2005 was $57,177.

Customer Claims and Product Warranties: The Company provides varying warranties related to its products against manufacturing defects and specific performance standards. The Company records reserves for the estimated costs of defective products and failure of its products to meet applicable performance standards. The levels of reserves are established based primarily upon historical experience and the Company's evaluation of known claims.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Loss Contingencies: The Company recognizes a loss contingency when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. The Company recorded a $500 liability in the fourth quarter 2004 to recognize the estimated cost of a dispute with a former utility supplier.

Revenue Recognition: The Company recognizes revenue for goods sold, including shipping and handling amounts, at the time title passes to the customer, which is at the time goods are shipped. At the time revenue is recognized, the Company records a provision for the estimated amount of future returns based primarily on historical experience and any known trends or conditions that exist at the time revenue is recognized.

Advertising Costs and Vendor Consideration: The Company engages in promotional and advertising programs that include rebates, discounts, points and cooperative advertising programs. The expenses relating to these programs are charged to earnings during the period in which they are earned and these arrangements do not require significant estimates of costs. Substantially, all such expenses are recorded as a deduction from sales. The cost of cooperative advertising programs are recorded as selling and administrative expenses when the Company can identify a tangible benefit associated with the program, and can reasonably estimate that the fair value of the benefit is equal to or greater than its cost. The amount of advertising and promotion expenses included in selling and administrative expenses were not significant for the years 2005, 2004 or 2003.

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

Operating Leases: Leasehold improvements are amortized over the shorter of their economic lives or the lease term. Rent is expensed, including the effect of any rent holiday, over the lease period with the effect of the rent holiday amortized on a straight-line basis over the lease period. Any leasehold improvement made by the Company and funded by the lessor is treated as a leasehold improvement and amortized over the shorter of their economic lives or the lease term. Funding provided by the lessor for such improvements are treated as deferred costs and are amortized over the lease period.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

	2005	2004	2003

Net income (loss), as reported	$10,136	$12,315	$(16,954)
Stock compensation expense, net of taxes	(3,350)	(1,113)	(258)

Adjusted net income (loss)	$6,786	$11,202	$(17,212)

Basic earnings (loss) per share, as reported	$0.82	$1.02	$(1.44)
Stock compensation expense, net of taxes	(0.27)	(0.09)	(0.02)

Adjusted basic earnings (loss) per share	$0. 55	$0.93	$(1.46)

Diluted earnings (loss) per share, as reported	$0.79	$0.98	$(1.44)
Stock compensation expense, net of taxes	(0.26)	(0.09)	(0.02)

Adjusted diluted earnings (loss) per share	$0.53	$0.89	$(1.46)

A significant portion of stock option awards granted in 2005 and 2004 vested either immediately or within six months of their grant date. The pro forma effect of these options on stock compensation expense and diluted earnings (loss) per share was $3,097, or $0.24 per diluted share in 2005 and $866, or $0.07 per diluted share in 2004.

At December 31, 2005, the Company had 112,229 unvested stock option awards. These stock option awards are expected to vest over the next four years. The after-tax compensation expense associated with these awards is expected to be $114 in 2006, $74 in 2007, $35 in 2008 and $8 in 2009. The Company currently anticipates the limited use of stock options as form of compensation for future periods.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005 Grants	2004 Grants	2003 Grants

Expected life	5 years	5 years	5 years
Expected volatility	59.80%	63.40%	54.00%
Risk-free interest rate	4.35%	3.53%	2.79%
Dividend yield	0.00%	0.00%	0.00%

Compensation Expense for Restricted Stock Awards: Restricted stock grants with pro-rata vesting are expensed using the straight-line method. The amount of expense, net of tax, included in the Company's financial statements related to restricted stock awards was $342, or $0.03 per diluted share in 2005, and $28, or less than $.01 per diluted share in 2004 and 2003. At December 31, 2005, the unearned amount of restricted stock awards, net of tax, was $719. These awards are expected to vest pro-rata over a three year period beginning February 2006. The after-tax compensation expense associated with these awards is expected to be $345 in 2006, $345 in 2007 and $29 in 2008.

Recent Accounting Pronouncements: In December 2004, the FASB issued SFAS No. 123 - Revised (SFAS No. 123R), "Share-Based Payment", which revises SFAS No. 123, "Accounting for Stock-Based Compensation", and supercedes APB No. 25, "Accounting for Stock Issued to Employees." Currently, the Company does not record compensation expense for certain stock-based compensation. Under SFAS No. 123R, the Company will measure the cost of employee services received in exchange for stock, based on the grant-date fair value (with limited exceptions) of stock awards. Such cost will be recognized over the period during which employees are required to provide service in exchange for stock awards (usually the vesting period). The fair value of stock awards will be estimated using an option-pricing model, with excess tax benefits, as defined in SFAS No. 123R, being recognized as additional paid in capital. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company does not expect the adoption of SFAS No. 123R to have a material effect on its financial statements.

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

NOTE B - ACCOUNTS RECEIVABLE

Receivables are as follows:

	2005	2004

Customers, trade	$30,174	$33,722
Other	2,054	1,389

Gross receivables	32,228	35,111
Less allowance for doubtful accounts	595	1,425

Net receivables	$31,633	$33,686

The Company also had notes receivable in the amount of $522 and $3,026 at 2005 and 2004, respectively. The notes receivable are included in other current assets and other assets in the Company's consolidated financial statements.

Portions of the Company's trade accounts receivable are factored without recourse to a financial institution. The amounts due to the Company from the factor are included in accounts receivable. At December 31, 2005 and December 25, 2004 the amounts due from the factor were $3,461 and $4,227, respectively.

NOTE C - BUSINESS COMBINATIONS

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

The following table summarizes the fair values of Chroma's assets and liabilities included in the Company's financial statements on the date of acquisition:

Cash	$862
Accounts receivable	866
Inventories	512
Other current assets	57
Property, plant and equipment	18,240
Goodwill	3,456
Other non-current assets	72

Total assets acquired	$24,065

Accounts payable	546
Accrued expenses	765
Current portion of long-term debt	189
Long-term debt	8,355
Other long-term liabilities	92

Total liabilities assumed	$9,947

Net assets acquired	$14,118

The Company's equity in the earnings and distributions received from Chroma prior to November 8, 2004 were $919 and $1,179, respectively in 2004 and $1,099 and $3,247, respectively in 2003. The Company's proportionate share of Chroma's earnings for periods prior to November 8, 2004 is reflected in "Other income" and "Cost of sales" in the Company's consolidated financial statements. Purchases by the Company from Chroma prior to November 8, 2004, were $5,221 in 2004 and $5,758 in 2003.

NOTE D - DISCONTINUED OPERATIONS

Following is summary financial information for the Company's discontinued operations:

		2005		2004	2003

Net sales	$	---	$	---	$233,025

Loss on discontinued operations:
Before income taxes		(1,044)		(2,067)	(8,435)
Income tax benefit		(383)		(780)	(3,286)

Loss from discontinued operations, net of tax		$(661)		$(1,287)	$(5,149)

Income (loss) on disposal of discontinued operations:
Before income taxes		1,320		(703)	4,493
Income tax provision (benefit)		486		(265)	7,271

Income (loss) on disposal of discontinued operations, net of tax		$834		$(438)	$(2,778)

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

On November 12, 2003, the Company sold the assets of its factory-built housing carpet, needlebond and carpet recycling businesses to Shaw Industries Group, Inc. pursuant to an asset purchase agreement that provided for a cash purchase price of $205,000 which, net of liabilities retained by the Company, resulted in a net value for the transaction of approximately $180,000. As part of the transaction, $8,000 of the proceeds was placed in escrow for one year from the date of sale and could be used for certain contingencies that may arise during that period. During 2004, $6,095 of funds held in escrow was distributed to the Company and claims of $780 were charged against the escrow. During 2005, the remaining $1,125 escrow balance was distributed to the Company.

Operating results associated with the businesses sold are classified as discontinued operations for all periods presented.

Interest expense was allocated to discontinued operations based on the relationship of net assets in discontinued operations to the total net assets of the Company. Interest expense allocated to the discontinued operations was $9,366 for 2003.

NOTE E - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	2005	2004

Compensation and benefits	$6,076	$12,611
Accrued income taxes	1,856	2,606
Provision for customer rebates, claims and allowances	4,160	4,360
Accrued purchase price consideration	---	2,766
Other	6,203	5,677

	$18,295	$28,020

The Company's self-insured Workers' Compensation program is collateralized by letters of credit in the amount of $2,557.

NOTE F - PRODUCT WARRANTY RESERVES

The Company provides varying warranties related to its products against manufacturing defects and specific performance standards. The Company records reserves for the estimated costs of defective products and failure of its products to meet applicable performance standards at the time sales are recorded. The levels of reserves are established based primarily upon historical experience and evaluation of known claims. Following is a summary of the Company's warranty activity.

	2005	2004

Warranty reserve beginning of year	$922	$758
Warranty liabilities accrued	4,499	2,503
Warranty liabilities settled	(5,162)	(2,285)
Changes for pre-existing warranty liabilities	850	(54)

Warranty reserve end of year	$1,109	$922

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE G - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	2005	2004

Senior indebtedness
Credit line borrowings	$32,949	$11,753
Term loans	19,430	17,855
Equipment financing	4,341	3,377
Capital lease obligations	5,848	7,220
Mortgage note payable	6,987	7,190
Other	---	1,338

Total senior indebtedness	69,555	48,733
Convertible subordinated debentures	24,662	27,237

Total long-term debt	94,217	75,970
Less current portion of long-term debt	(5,221)	(7,475)
Less current portion of capital lease obligations	(1,120)	(1,681)

Total long-term debt, less current portion	$87,876	$66,814

In July 2005, the Company amended its senior loan and security agreement. The amended agreement extended the term of the credit facility to May 11, 2010, reduced interest rates applicable to the credit facility, eliminated financial covenants and provided the Company with $70,000 of credit, consisting of $50,000 of revolving credit and a $20,000 term loan. The term loan is payable in monthly principal installments of $142 beginning September 1, 2005 and is due in May 2010.

Interest rates available under the senior loan and security agreement may be selected from a number of options that effectively allow the Company to borrow at rates ranging from the lender's prime rate to the lender's prime rate plus 0.75% for base rate loans, or at rates ranging from LIBOR plus 1.25% to LIBOR plus 3.25% for LIBOR loans. The weighted-average interest rate on borrowings outstanding under this agreement was 6.60% at December 31, 2005 and 4.62% at December 25, 2004. Commitment fees of 0.25% per annum are payable on the average daily unused balance of the revolving credit facility. The levels of the Company's accounts receivable and inventory limit borrowing availability under the revolving credit facility. The facility is secured by a first priority lien on substantially all of the Company's assets.

The senior loan and security agreement generally permits dividends and repurchases of the Company's Common Stock up to an aggregate annual amount of $3,000 and such distributions in excess of $3,000 annually as may be made under conditions specified in the agreement. The agreement also contains covenants that could limit future acquisitions. The unused borrowing capacity under the senior credit facility on December 31, 2005 was approximately $14,494.

The Company's equipment financing notes have terms ranging from five to seven years, are secured by the specific equipment financed, bear interest ranging from 5.56% to 6.78% and are due in monthly installments of principal and interest of $107 through February 2010 and monthly installments of principal and interest ranging from $58 to $24 from March 2010 through August 2012. The notes do not have financial covenants.

The Company's significant capitalized lease obligations have terms ranging from five to six years, are secured by the specific equipment leased, bear interest ranging from 5.93% to 7.27% and are due in monthly installments of principal and interest of $124 through January 2010, monthly installments of principal and interest of $99 from February 2010 through July 2012 and a final installment of $200 in August 2010. The capitalized leases do not have financial covenants.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

The Company's $6,987 mortgage note payable is secured by real property, is payable in monthly principal installments ranging from $17 to $28 during its remaining term and matures on March 2013. The mortgage note bears interest based on LIBOR plus 2.0% and the interest rate is fixed at 6.54% through March 13, 2013 by an interest rate swap.

In October 2005, the Company paid the $1,338 note payable that bore interest at 6.09% and was secured by a one-third interest in Chroma.

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

Interest payments for continuing operations were $5,646 in 2005, $5,760 in 2004, and $7,570 in 2003. During 2005, the Company capitalized $151 of interest costs.

Approximate maturities of long-term debt for periods following December 31, 2005 are as follows:

	Long-Term Debt	Capital Leases (See Note O)	Total

2006	$5,221	$1,120	$6,341
2007	5,286	1,199	6,485
2008	5,355	1,285	6,640
2009	5,428	1,378	6,806
2010	48,728	866	49,594
Thereafter	18,351	---	18,351

Total	$88,369	$5,848	$94,217

NOTE H - FINANCIAL INSTRUMENTS

The Company's financial instruments are not held or issued for trading purposes. The carrying amounts and estimated fair value of the Company's financial instruments are summarized as follows:

	2005		2004

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Notes receivable, including current portion	$522	$522	$3,026	$3,026
Escrow funds	68	68	2,141	2,141

Financial liabilities:
Long-term debt and capital leases, including current portion	94,217	97,055	75,970	79,631
Interest rate swaps	(140)	(140)	(245)	(245)

The fair value of the Company's long-term debt and capital leases were estimated using market rates the Company believes are available for similar types of financial instruments.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE I - DERIVATIVE FINANCIAL INSTRUMENTS

The Company was a party to an interest rate swap agreement which expired March 11, 2005. Under the interest rate swap agreement, the Company paid a fixed rate of interest of 3.24% times a notional amount of $70,000, and received in return an amount equal to a specified variable rate of interest times the same notional amount. The swap agreement was deemed highly effective as a cash flow hedge by the Company until a significant portion of the related debt was retired in 2003. At such time, the Company de-designated the swap and wrote off to interest expense the portion of Accumulated Other Comprehensive Loss ("AOCL") in proportion to the debt retired. Changes in the fair value of the swap were marked to market through interest expense. Amounts that remained in AOCL at the time of the de-designation were amortized into earnings through interest expense over the remaining life of the swap. During 2005, the Company reduced earnings by approximately $52, net of taxes, to amortize the unrealized loss in AOCL related to the interest rate swap agreement.

On October 11, 2005, the Company entered into an interest rate swap agreement with a notional amount of $30,000 through May 11, 2010. Under the interest rate swap agreement, the Company pays a fixed rate of interest of 4.79% and receives in return a specified variable rate of interest. The interest rate swap agreement is linked to the Company's variable rate debt and is considered a highly effective hedge. The fair value of the interest rate swap agreement is reflected on the Company's balance sheet and related gains and losses are deferred in other comprehensive income. Net unrealized losses included in AOCL were $26 at December 31, 2005.

The Company is also a party to an interest rate swap agreement through March 2013, which is linked to a mortgage note payable and considered a highly effective hedge. Under the interest rate swap agreement, the Company pays a fixed rate of interest times a notional principal amount equal to the outstanding balance of the mortgage note, and receives in return an amount equal to a specified variable rate of interest times the same notional principal. The fair value of the interest rate swap agreement is reflected on the Company's balance sheet and related gains and losses are deferred in other comprehensive income. At December 31, 2005, the notional amount of the interest swap agreement was $6,987. Under the terms of the swap agreement, the Company pays a fixed interest rate of 4.54% through March 2013, which effectively fixes interest on the mortgage note payable at 6.54%. Net unrealized losses included in AOCL were $56 at December 31, 2005.

NOTE J - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) defined contribution plan covering substantially all associates. The Company matches associates' contributions up to a maximum of 5% on a sliding scale based on the level of the associate's contribution. The Company may make additional contributions to the plan if the Company attains certain performance targets.

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations owed to participants were $10,217 at December 31, 2005 and $8,439 at December 25, 2004 and are included in other liabilities in the Consolidated Balance Sheets.

The Company sponsors two defined benefit retirement plans, one that covers a limited number of the Company's active associates and another that has been frozen since 1993 as to new benefits earned under the plan. The Company is in the process of terminating the frozen defined benefit plan. A significant portion of the associates covered by this plan were employed in operations that have been sold or discontinued. The Company received a favorable ruling permitting termination of this plan from the Internal Revenue Service and expects to terminate this plan and distribute assets to its participants in the second quarter of fiscal 2006. The estimated settlement expenses to be recognized upon the plan termination are approximately $2,500, or $1,600 net of tax. Approximately $1,400, net of tax, is expected to be recorded as a loss from discontinued operations. The funds required to terminate the plan are expected to be approximately $1,750. Disclosures in this note pertaining to the plan being terminated and the ongoing defined benefit plan have been segregated in order to provide more meaningful information about the Company's retirement plans.

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

The measurement date used to determine pension and other postretirement benefits is December 30 for each period presented.

Information about the benefit obligation, assets and funded status of the Company's defined benefit pension plans is summarized as follows:

	Pension Benefits
	2005			2004

	Terminating Plan	Ongoing Plan	Total 2005	Terminating Plan	Ongoing Plan	Total 2004

Change in benefit obligation:
Benefit obligation at beginning of year	$3,601	$2,560	$6,161	$4,632	$1,966	$6,598
Service cost	---	179	179	---	153	153
Interest cost	202	148	350	264	124	388
Participant contributions	---	---	---	---	---	---
Actuarial (gain) loss	1,327	169	1,496	104	360	464
Benefits paid	(168)	(157)	(325)	(1,339)	(43)	(1,442)

Benefit obligation at end of year	4,962	2,899	7,861	3,601	2,560	6,161

Change in plan assets:
Fair value of plan assets at beginning of year	2,475	1,923	4,398	2,502	1,316	3,818
Actual return on plan assets	(22)	42	20	66	111	177
Employer contributions	930	492	1,422	1,306	539	1,845
Participant contributions	---	---	---	---	---	---
Benefits paid	(168)	(157)	(325)	(1,399)	(43)	(1,442)

Fair value of plan assets at end of year	3,215	2,300	5,515	2,475	1,923	4,398

Funded status:	(1,747)	(599)	(2,346)	(1,126)	(637)	(1,763)
Unrecognized prior service cost	---	79	79	---	86	86
Unrecognized actuarial (gain) loss	2,503	1,904	4,407	993	1,694	2,687

Net amount recognized	$756	$1,384	$2,140	$(133)	$1,143	$1,010

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Information about the benefit obligation and funded status of the Company's postretirement benefit plans is summarized as follows:

	Postretirement Benefits

	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$959	$1,255
Service cost	5	5
Interest cost	51	63
Participant contributions	42	71
Actuarial (gain) loss	(257)	(345)
Benefits paid	(46)	(90)

Benefit obligation at end of year	754	959

Change in plan assets:
Fair value of plan assets at beginning of year	---	---
Actual return on plan assets	---	---
Employer contributions	4	19
Participant contributions	42	71
Benefits paid	(46)	(90)

Fair value of plan assets at end of year	---	---

Funded status:	(754)	(959)
Unrecognized prior service cost	(893)	(980)
Unrecognized actuarial (gain) loss	(751)	(689)

Net amount recognized	$(2,398)	$(2,628)

Amounts recognized in the Company's financial statements for defined benefit plans consist of:

	Pension Benefits
	2005			2004

	Terminating Plan	Ongoing Plan	Total 2005	Terminating Plan	Ongoing Plan	Total 2004

Accrued benefit liability	$(1,747)	$(599)	$(2,346)	$(1,126)	$(591)	$(1,717)
Accumulated other comprehensive income	2,503	1,983	4,486	993	1,734	2,737

Net amount recognized	$756	$1,384	$2,140	$(133)	$$1,143	$1,010

Projected benefit obligation	$4,962	2,899	7,861	3,601	2,560	$6,161
Accumulated benefit obligation	4,962	2,899	7,861	3,601	2,514	6,115
Fair value of plan assets	3,215	2,300	5,515	2,475	1,923	4,398

Defined benefit allocation of plan assets:
Equity securities	38.08%	65.49%	49.51%	63.79%	66.86%	65.14%
Debt securities	9.33%	32.05%	18.81%	35.44%	32.32%	34.07%
Other	52.59%	2.46%	31.68%	0.77%	0.82%	0.79%

Total	100.00%	100.00%	100.00%	100.00%	100.00%	100.00%

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Amounts recognized in the Company's financial statements for postretirement plans consist of:

	Postretirement Benefits

	2005	2004

Accrued benefit liability	$(2,398)	$(2,628)
Accumulated other comprehensive income	---	---

Net amount recognized	$(2,398)	$2,628)

There were no shares of the Company's Common Stock included in plan assets at December 31, 2005 or December 25, 2004. Retirement plan assets are invested in moderate risk investments with a strategy of maintaining a balanced investment portfolio of 60% equity instruments and 40% debt instruments. The investment strategy is geared toward a balance of capital growth and income. In preparation for the termination and distribution of assets related to the defined benefit plan that is being terminated, approximately $1,700 of assets in this plan were invested in highly liquid investments and is presented in the "Other" classification of asset allocations in the table above. The allocation of assets for the on-going defined benefit plan is as follows: Equity securities - 65.49%, Debt securities - 32.05%, and Other investments - 2.46%. The Company expects to contribute $467 to its on-going pension plan and $20 to its postretirement plans in 2006. The Company expects to contribute approximately $1,750 during 2006 to fully fund participant obligations for the plan expected to be terminated in 2006.

Benefits expected to be paid on behalf of associates for defined benefit and postretirement plans are as follows:

	Years	Pension Plans (1)	Postretirement Plans

	2006	$25	$20
	2007	27	20
	2008	37	21
	2009	56	23
	2010	91	23
2011 - 2015		879	92

(1)	Excludes approximately $1,750 estimated to fully fund the defined benefit plan that is expected to be terminated in the second quarter of 2006.

Assumptions used to determine benefit obligations, net periodic pension cost and return on assets of the Company's pension are summarized as follows:

	Pension Benefits
	2005			2004

	Terminating Plan	Ongoing Plan	Total 2005	Terminating Plan	Ongoing Plan	Total 2004

Weighted-average assumptions as of year-end:
Discount rate (benefit obligations)	4.73%	5.50%	5.01%	5.75%	5.75%	5.75%
Discount rate (net periodic pension costs)	5.75%	5.75%	5.75%	5.75%	5.75%	5.75%
Expected return on plan assets	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%

The Company currently uses a 7.5% expected long-term rate of return on assets to determine pension cost. The rate of return considers the plan's asset allocation strategy and the historical and expected future returns on the plan's assets.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Assumptions used to determine benefit obligations of the Company's postretirement plans are summarized as follows:

	Postretirement Benefits

	2005	2004

Weighted-average assumptions as of year-end:
Discount rate (benefit obligations)	6.44%	6.52%

Assumptions used and related effects of health care cost are summarized as follows:

	Postretirement Benefits

	2005	2004

Health care cost trend assumed for next year	10.00%	10.00%
Rate to which the cost trend is assumed to decline	6.00%	6.00%
Year that the rate reaches the ultimate trend rate	2010	2009
Effect of 1% increase on postretirement benefit obligation	$3	$6
Effect of 1% decrease on postretirement benefit obligation	(3)	(6)

Costs charged for all pension plans are summarized as follows:

		Pension Benefit
		2005				2004				2003

		Terminating Plan	Ongoing Plan	Total 2005		Terminating Plan	Ongoing Plan	Total 2004		Terminating Plan	Ongoing Plan	Total 2003

Components of net periodic benefit costs:
Defined benefit plans
Service cost	$	-- -	$179	$179	$	---	$153	$153	$	---	$135	$135
Interest cost		202	148	350		264	124	388		(122)	(80)	(202)
Expected return on plan assets		(220)	(161)	(381)		(236)	(114)	(350)		74	66	140
Amortization of prior service costs		---	6	6		---	6	6		---	---	---
Recognized net actuarial loss		59	78	137		75	67	142		---	---	---
Settlement loss		---	---	---		386	---	386		---	---	---

		41	250	291		489	236	725		211	233	444
Defined contribution pension plan		---	841	841-		---	1,287	1,287		---	725	725

Net periodic benefit cost		$41	1,091	1,132		$489	$1,523	$2,012		$211	$958	$1.169

Costs charged for all postretirement plans are summarized as follows:

	Postretirement Benefits

	2005	2004	2003

Components of net periodic benefit costs:
Defined benefit plans
Service cost	$6	$5	$5
Interest cost	51	63	100
Amortization of prior service costs	(88)	(88)	(88)
Recognized net actuarial gain	(84)	(82)	(51)
Settlement gain	(111)	(64)	(83)

Net periodic benefit cost	$(226)	$(166)	$(117)

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE K - INCOME TAXES

The provision (benefit) for income taxes on income (loss) from continuing operations consists of the following:

	2005	2004	2003

Current
Federal	$2,370	$6,620	$7,114
State	122	417	(138)

Total current	$2,492	$7,037	$6,976

Deferred
Federal	$1,808	$749	$(11,906)
State	156	65	(208)

Total deferred	$1,964	$814	$(12,114)

Income tax provision (benefit)	$4,456	$7,851	$(5,138)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax basis of those assets and liabilities.

Significant components of the Company's deferred tax liabilities and assets are as follows:

	2005	2004

Deferred tax liabilities:
Property, plant and equipment	$12,658	$9,859
Intangible assets	41	---
Other	3,324	4,275

Total deferred tax liabilities	16,023	14,956

Deferred tax assets:
Inventories	519	34
Postretirement benefits	4,149	4,255
Other employee benefits	1,409	1,690
State net operating losses	1,061	1,389
State tax credit carryforwards	1,455	1,444
Allowances for bad debts, claims and discounts	1,770	2,021

Other	251	115

Total deferred tax assets	10,614	10,948
Valuation allowance	(1,627)	(1,886)

Net deferred tax asset	8,987	9,062

Net deferred tax liabilities	$7,036	$5,072

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations are reconciled as follows:

	2005	2004	2003

Statutory rate applied to income (loss) from continuing operations	$5,047	$7,662	$(4,958)
Plus state income taxes net of federal tax effect	278	482	(247)

Total statutory provision (benefit)	$5,325	$8,144	$(5,205)

Increase (decrease) attributable to:
Tax contingency reserve	(434)	---	---
Refunds from utilization of tax credits	(394)	---	---
Other items	(41)	(293)	67

Total tax provision (benefit)	$4,456	$7,851	$(5,138)

Income tax payments, net of income tax refunds, for continuing and discontinued operations were $5,539 in 2005, $17,937 in 2004, and $2,869 in 2003.

At December 31, 2005 and December 25, 2004, income tax refunds receivable in the amount of $3,175 and $1,721, respectively, were included in other current assets on the Company's balance sheet.

At December 31, 2005, approximately $27,000 of state tax NOL ("net operating loss") carryforwards and $1,455 state tax credit carryforwards are available to the Company that will expire in five to twenty years. A valuation allowance of $1,627 is recorded to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of state net operating losses and state tax credit carryforwards.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

		2005	2004	2003

Income (loss) from continuing operations (1)		$9,963	$14,040	$(9,027)

Denominator for calculation of basic earnings per share - weighted-average shares (2)		12,416	12,119	11,773

Effect of dilutive securities:
	Stock options (3)	432	420	---
	Stock subscriptions (3)	---	14	---
	Restricted stock grants	18	12	---
	Directors' stock performance units (3)	13	10	---

Denominator for calculation of diluted earnings per share - weighted-average shares adjusted for potential dilution (2)(3)		12,879	12,575	11,773

Earnings (loss) per share:
	Basic	$0.80	$1.16	$(0.77)
	Diluted	$0.77	$1.12	$(0.77)

(1)	No adjustments needed in the numerator for diluted calculations.
(2)	Includes Common and Class B Common shares in thousands.
(3)

Because their effects are anti-dilutive, excludes shares issuable under stock option, stock subscription plans, whose grant price is greater than the average market price of Common Shares outstanding at the end of the relevant period, and shares issuable on conversion of subordinated debentures into shares of Common Stock. Aggregate shares excluded were 845 shares in 2005, 981 shares in 2004, and 1,059 shares in 2003.

NOTE M - STOCK PLANS

The Company's 2000 Stock Incentive Plan reserved 1,936,500 shares of Common Stock for sale or award to key associates or outside directors of the Company under stock options, stock appreciation rights, restricted stock performance grants, or other awards. Outstanding options are generally exercisable at a cumulative rate of 25% per year after the second year from the date the options are granted and generally expire five to ten years after the date of grant. In 2005, 358,000 options were granted that were immediately exercisable and 20,000 options were granted that are exercisable in six months from the date of grant. In 2004, 151,000 options were granted that were immediately exercisable and 215,610 options were granted and are exercisable in six months from the date of grant. Options outstanding were granted at prices at or above market price on the date of grant.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Option activity for the three years ended December 31, 2005 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Fair Value of Options Granted During the Year

Outstanding at December 28, 2002	1,326,420	$5.98
Exercised	(122,933)	5.70
Granted at market price	32,500	3.88	$1.91
Forfeited	(76,248)	5.89

Outstanding at December 27, 2003	1,159,739	5.97
Exercised	(317,807)	5.91
Granted at market price	379,997	13.97	$7.86
Granted above market price	16,113	13.84	6.79
Forfeited	(28,000)	4.66

Outstanding at December 25, 2004	1,210,042	8.64
Exercised	(361,118)	6.79
Granted at market price	378,000	13.77	$7.56
Forfeited	(37,612)	10.05

Outstanding at December 31, 2005	1,189,312	$10.78

Options exercisable at:
December 27, 2003	790,674	6.31
December 25, 2004	737,599	7.41
December 31, 2005	1,077,083	11.22

The following table summarizes information about stock options at December 31, 2005:

Options Outstanding

Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price

$3.210 - $4.875	195,600	5.6 years	$4.26
5.750 - 7.660	268,052	5.9 years	7.06
11.420 - 17.580	725,660	7.4 years	13.91

$3.210 - $17.580	1,189,312	6.8 years	$10.78

Options Exercisable

Range of Exercise Prices	Number of Shares	Weighted-Average Exercise Price

$3.210 - $4.875	132,175	$4.23
5.750 - 7.660	241,248	7.03
11.420 - 17.580	703,660	13.97

$3.210 - $17.580	1,077,083	$11.22

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

The Company has a stock purchase plan which authorizes 108,000 shares of Common Stock for purchase by supervisory associates at the market price prevailing at the time of purchase. At December 31, 2005, 27,480 shares remained available for issue under the plan. Shares sold under this plan are held in escrow until paid for and are subject to repurchase agreements which give the Company a right of first refusal to purchase the shares if they are subsequently sold.

NOTE N - COMPREHENSIVE INCOME

Comprehensive income (loss) is as follows:

	2005	2004	2003

Net income (loss)	$10,136	$12,315	$(16,954)
Other comprehensive income (loss):
Unrealized gain on interest rate swap agreements, net of tax of $45 in 2005, $191 in 2004, and $729 in 2003	102	180	1,126

Change in additional minimum pension liability, net of tax of $650 in 2005, $37 in 2004, and $33 in 2003	(1,115)	(59)	(85)

Comprehensive income (loss)	$9,123	$12,436	$(15,913)

Components of accumulated other comprehensive loss are as follows:

	Minimum	Interest
	Pension	Rate
	Liability	Swaps	Total

Balance at December 28, 2002	$(1,547)	$(1,489)	$(3,036)
Change in additional minimum pension liability, net of tax of $33	(85)	---	(85)

Unrealized gain on interest rate swap agreements, net of tax of $455	---	679	679

Ineffective portion of interest rate swap agreement, net of tax of $274	---	447	447

Balance at December 27, 2003	(1,632)	(363)	(1,995)
Change in additional minimum pension liability, net of tax of $37	(59)	---	(59)

Unrealized gain on interest rate swap agreements, net of tax of $147	---	108	108

Ineffective portion of interest rate swap agreement, net of tax of $44	---	72	72

Balance at December 25, 2004	(1,691)	(183)	(1,874)
Change in additional minimum pension liability, net of tax of $650	(1,115)	---	(1,115)

Unrealized gain on interest rate swap agreements, net of tax of $45	---	102	102

Balance at December 31, 2005	$(2,806)	$(81)	$(2,887)

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE O - COMMITMENTS

The Company had commitments for purchases of machinery and equipment and information systems of approximately $4,879 at December 31, 2005.

The Company leases certain equipment under capital leases and certain buildings, machinery and equipment under operating leases. Commitments for minimum rentals under non-cancelable leases are as follows:

	Capital	Operating
	Leases	Leases

2006	$1,494	$1,576	(1)
2007	1,492	1,499
2008	1,492	1,337
2009	1,493	929
2010	887	900

Total commitments	6,858	6,241
Less amounts representing interest	(1,010)	---

Total commitments, excluding amounts representing interest	$5,848	$6,241

(1) Net of $463 of minimum rentals to be received under non-cancelable subleases.

Property, plant and equipment includes machinery and equipment under capital leases which have cost and accumulated depreciation of $8,623 and $2,724, respectively, at December 31, 2005, and $8,972 and $1,658, respectively, at December 25, 2004.

Rental expense in 2005, 2004 and 2003 amounted to approximately $3,033, $3,219 and $3,847, respectively. There was no rent paid to related parties during 2005, 2004 or 2003.

NOTE P - SEGMENT INFORMATION

The Company is in one line of business, Carpet Manufacturing. In 2003, the Company reported its operations as two segments: Carpet Manufacturing and Floorcovering Base Materials (Carpet Yarns). The Company sold substantially all of its carpet yarn manufacturing facilities and subsequently integrated the operations of its remaining carpet yarn facility into its carpet manufacturing business. The Company measures the operations of its carpet yarn facility as a cost center and considers it principally as a raw material source for its carpet businesses.

NOTE Q - IMPAIRMENTS AND OTHER CHARGES AND DEBT EXTINGUISHMENT COSTS

Impairments and other charges were $11,366 in 2003. These charges were principally related to the write-down of assets impaired as a result of the sale of the Company's North Georgia operations. Of these charges, $10,566 was non-cash and related to the impairment of long-lived assets and $800 was related to success fees paid to management in connection with the sale transaction. The non-cash charges included $9,427 relating to computer systems to be replaced that were written down to current economic value and $1,139 relating to machinery written-off because it could no longer be used in the Company's operations.

Debt extinguishment costs were $9,707 in 2003. These costs included $4,219 of debt prepayment penalties and fees and $5,488 of non-cash charges to write off deferred financing costs related to the debt retired with the proceeds for the sale of the Company's North Georgia operations.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE R - OTHER (INCOME) EXPENSE

Other income and expense is summarized as follows:

		2005		2004		2003

Other operating income:
Gain on sale of other operating assets		$(174)	$	---		$(437)
Miscellaneous income		(388)		(279)		(114)

Other operating income		$(562)		$(279)		$(551)

Other operating expense:
Contract dispute	$	---		$500	$	---
Retirement expenses		331		434		489
Miscellaneous expense		104		84		10

Other operating expense		$435		$1,018		$499

Other non-operating income:
Equity in earnings of unconsolidated subsidiary	$	---		$(419)		$(523)
Interest income		(118)		(310)		(80)
Dispute settlement		(107)		(500)		---
Gain on sale of real estate		(218)		---		(122)
Miscellaneous income		(168)		(196)		(64)

Other income		$(611)		$(1,425)		$(789)

Other expense:
Miscellaneous expense		$87		$6		$81

Other expense		$87		$6		$81

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THE DIXIE GROUP, INC. AND SUBSIDIARIES
(dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses		Additions Charged to Other Accounts	Deductions		Balance at End of Year

Year ended December 31, 2005:

Reserves deducted from asset accounts:
Allowance for doubtful accounts	$1,425	$18	$	---	$848	(1)	$595
Provision to reduce inventories to net realizable value	4,614	2,091		---	---		6,705
Provision for claims and allowances	2,374	9,824		---	9,499	(4)	2,699
Deferred tax asset valuation allowance	1,886	45		---	304		1,627

Year ended December 25, 2004:

Reserves deducted from asset accounts:
Allowance for doubtful accounts	$899	$732	$	---	$206	(1)	$1,425
Provision to reduce inventories to net realizable value	3,769	845		---	---		4,614
Provision for claims and allowances	1,809	7,049		---	6,484	(4)	2,374
Deferred tax asset valuation allowance	3,019	18		---	1,151		1,886

Year ended December 27, 2003:

Reserves deducted from asset accounts:
Allowance for doubtful accounts	$934	$444	$	---	$479	(1)	$899
Provision to reduce inventories to net realizable value	6,180	---		---	2,411	(2)	3,769
Provision to reduce assets held for sale to estimated fair market value	910	---		---	910	(3)	---
Reserve for note receivable associated with discontinued operations	8,000	---		---	8,000	(1)	---
Provision for claims and allowances	2,320	6,154		---	6,665	(4)	1,809
Deferred tax asset valuation allowance	3,306	625		---	912		3,019

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Current year provision or reserve reductions for inventories sold.
(3) Reserve reductions for assets sold.
(4)	Reserve reductions for claims and allowances settled.

ANNUAL REPORT ON FORM 10-K
ITEM 15 (e)
EXHIBITS

YEAR ENDED DECEMBER 31, 2005
THE DIXIE GROUP, INC.
CHATTANOOGA, TENNESSEE

Exhibit Index
EXHIBIT NO.	EXHIBIT DESCRIPTION	INCORPORATION BY REFERENCE
(2.1)	Asset Purchase Agreement between The Dixie Group and certain of its subsidiaries, and Shaw industries Group, Inc., dated September 4, 2003.	Incorporated by reference to Exhibit (10.1) to Dixie's Quarterly Report on Form 10-Q for the quarter ended September 27, 2003. *
(2.2)	First Amendment, dated November 12, 2003, to Asset Purchase Agreement dated September 4, 2003.	Incorporated by reference to Exhibit (2.2) to Dixie's Current Report on Form 8-K dated November 12, 2003. *
(3.1)	Restated Charter of The Dixie Group, Inc.	Incorporated by reference to Exhibit (3) to Dixie's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997. *
(3.2)	Amended and Restated By-Laws of Dixie Yarns, Inc.	Incorporated by reference to Exhibit (3.2) to Dixie's Annual Report on Form 10-K for the year ended December 28, 2002. *
(3.3)	Amendment to Restated Charter of The Dixie Group, Inc.	Incorporated by reference to Exhibit (3.3) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2003. *
(3.4)	Text of Restated Charter of The Dixie Group, Inc. as Amended - Blackline Version.	Incorporated by reference to Exhibit (3.4) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2003. *
(4.1)	Form of Indenture, dated May 15, 1987 between Dixie Yarns, Inc. and Morgan Guaranty Trust Company of New York as Trustee.	Incorporated by reference to Exhibit 4.2 to Amendment No. 1 of Dixie's Registration Statement No. 33-14078 on Form S-3, dated May 19, 1987. *
(4.2)

Loan and Security Agreement and Forms of Notes dated May 14, 2002 by and among The Dixie Group, Inc., Fleet Capital Corporation, as "Agent", General Electric Capital Corporation, as "Documentation Agent", and Congress Financial Corporation (Southern), as "Co-Agent".

Incorporated by reference to Exhibit (4.1) to Dixie's Current Report on Form 8-K dated May 14, 2002.*
(4.3)	Amended and Restated Loan and Security Agreement dated April 14, 2004 by and among The Dixie Group, Inc. each of its subsidiaries as guarantors, and Fleet Capital Corporation.	Incorporated by reference to Exhibit (4.13) to Dixie's Current Report on Form 8-K dated April 14, 2004. *
(4.4)	First Amendment to Amended and Restated Loan and Security Agreement, dated November 10, 2004 by and among The Dixie Group, Inc. each of its subsidiaries as guarantors, and Fleet Capital Corporation.	Incorporated by reference to Exhibit (4.1) to Dixie's Current Report on Form 8-K dated November 8, 2004. *
(4.5)	Consent to Acquisition of Partnership Interest by Chroma Systems Partners, dated October 29, 2004, by Fleet Capital Corporation.	Incorporated by reference to Exhibit (4.2) to Dixie's Current Report on Form 8-K dated November 8, 2004. *
(4.6)

Second Amendment, dated July 27, 2005, to Amended and Restated Loan and Security Agreement dated April 14, 2004 by and among The Dixie Group, Inc. each of its subsidiaries as guarantors, and Bank of America, N.A. (successor to Fleet Capital Corporation).

Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated July 27, 2005. *
(10.1)	Dixie Yarns, Inc. Incentive Stock Plan as amended. **	Incorporated by reference to ANNEX A to Dixie's Proxy Statement dated March 27, 1998 for its 1998 Annual Meeting of Shareholders. *
(10.2)	Form of Non-qualified Stock Option Agreement Under the Dixie Yarns, Inc. Incentive Stock Plan. **	Incorporated by reference to Exhibit (10a) to Dixie's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995. *
(10.3)	Form of Amendment to Non-qualified Stock Option Agreement Under the Dixie Yarns, Inc. Incentive Stock Plan. **	Incorporated by reference to Exhibit (10b) to Dixie's Quarterly Report on Form 10-Q for the quarter ended July 1, 1995. *
(10.4)	Form of Stock Option Agreement Under the Dixie Yarns, Inc. Incentive Stock Plan as amended. **	Incorporated by reference to Exhibit (10b) to Dixie's Annual Report on Form 10-K for the year ended December 28, 1996. *
(10.5)	Form of Stock Rights and Restrictions Agreement for Restricted Stock Award Under Incentive Stock Plan as amended. **	Incorporated by reference to Exhibit (10v) to Dixie's Annual Report on Form 10-K for the year ended December 27, 1997. *
(10.6)	The Dixie Group, Inc. Director's Stock Plan. **	Incorporated by reference to Exhibit (10y) to Dixie's Annual Report on Form 10-K for the year ended December 27, 1997. *
(10.7)	The Dixie Group, Inc. New Non-qualified Retirement Savings Plan effective August 1, 1999. **	Incorporated by reference to Exhibit (10.1) to Dixie's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999. *
(10.8)	The Dixie Group, Inc. Deferred Compensation Plan Amended and Restated Master Trust Agreement effective as of August 1, 1999. **	Incorporated by reference to Exhibit (10.2) to Dixie's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999. *
(10.9)	Stock Purchase Agreement dated as of July 1, 2000, by and among the Company and the stockholders of Fabrica International, Inc. named therein.	Incorporated by reference to Exhibit (2.1) to Dixie's Current Report on Form 8-K dated July 1, 2000. *
(10.10)	Stock Purchase Agreement dated as of July 1, 2000, by and among the Company and all of the stockholders of Chroma Technologies, Inc.	Incorporated by reference to Exhibit (2.2) to Dixie's Current Report on Form 8-K dated July 1, 2000. *
(10.11)	Pledge and Security Agreement, dated July 1, 2000, by and among the Company and Scott D. Guenther.	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated July 1, 2000. *
(10.12)	Pledge and Security Agreement, dated July 1, 2000, by and among the Company, Albert A. Frink, the Albert A. Frink and Denise Frink Charitable Remainder Unitrust and the Albert A. Frink Loving Trust.	Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated July 1, 2000. *
(10.13)	The Dixie Group, Inc. Stock Incentive Plan, as amended. **	Incorporated by reference to Annex A to Dixie's Proxy Statement dated April 5, 2002 for its 2002 Annual Meeting of Shareholders. *
(10.14)

Amended and restated stock purchase agreement by and among The Dixie Group, Inc., and Scott D. Guenther, Royce R. Renfroe, and the Albert A. Frink and Denise Frink Charitable Remainder Unitrust and the Albert A. Frink Loving Trust dated September 8, 2000.

Incorporated by reference to Exhibit (10.1) to Dixie's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. *
(10.15)	Pledge and security agreement dated September 8, 2000.	Incorporated by reference to Exhibit (10.2) to Dixie's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. *
(10.16)	Form of Stock Option Agreement under The Dixie Group, Inc. Stock Incentive Plan. **	Incorporated by reference to Exhibit (10.23) to Dixie's Annual Report on Form 10-K for the year ended December 29, 2001. *
(10.17)	Form of Stock Rights and Restrictions Agreement for Restricted Stock Award under The Dixie Group, Inc. Stock Incentive Plan, as amended.**	Incorporated by reference to Exhibit (10.35) to Dixie's Annual Report on Form 10-K for the year ended December 25, 2004. *
(10.18)	Form of Stock Option Agreement under The Dixie Group, Inc. Stock Incentive Plan for Non-Qualified Options Granted December 20, 2005.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated December 20, 2005. *
(10.19)	Employment Agreement between The Dixie Group, Inc. and David E. Polley, dated November 20, 2002**	Incorporated by reference to Exhibit (10.1) to Dixie's Quarterly Report on Form 10-Q for the quarter ended March 29, 2003. *
(10.20)	Master Lease Agreement for Synthetic Lease, dated October 14, 2003, between the Company and General Electric Capital Corporation.	Incorporated by reference to Exhibit (10.28) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2003. *
(10.21)	First Amendment dated January 26, 2004 to Employment Agreement between The Dixie Group, Inc. and David E. Polley, dated November 20, 2002.**	Incorporated by reference to Exhibit (10.29) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2003. *
(10.22)

Chroma Transition Agreement, dated November 8, 2004, by and among The Dixie Group, Inc., Chroma Technologies, Inc., Chroma Systems Partners, Collins & Aikman Floorcoverings, Inc., Monterey Carpets, Inc. and Monterey Color Systems, Inc.

Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated November 8, 2004. *
(10.23)	Summary Description of the 2004 Annual Incentive Plan for The Dixie Group, Inc.**	Incorporated by reference to Exhibit (10.33) to Dixie's Annual Report on Form 10-K for the year ended December 25, 2004. *
(10.24)	Summary Description of the Director Compensation Arrangements for The Dixie Group, Inc. (current arrangements remain unchanged from those described for 2004)**	Incorporated by reference to Exhibit (10.34) to Dixie's Annual Report on Form 10-K for the year ended December 25, 2004. *
(10.25)	Severance Agreement and Release Between Fabrica International and Royce Renfroe effective as of May 12, 2005.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated May 12, 2005. *
(10.26)	Second Amendment, dated January 18, 2006, to Employment Agreement dated November 20, 2002 between The Dixie Group, Inc. and David E. Polley.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated January 18, 2006. *
(14)	Code of Ethics.	Incorporated by reference to Exhibit (14) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2003. *
(21)	Subsidiaries of the Registrant.	Filed herewith.
(23)	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
(31.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(a).	Filed herewith.
(31.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(a).	Filed herewith.
(32.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(b).	Filed herewith.
(32.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(b).	Filed herewith.

* Commission File No. 0-2585.

** Indicates a management contract or compensatory plan or arrangement.