Form 10-K/A
DIXIE GROUP INC
filed 2006-03-09
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to its Form 10-K for the fiscal year ended December 31, 2005, to correct a typographical error with respect to Exhibit 23, Consent of Independent Registered Public Accounting Firm. No other information contained in the original filing is amended hereby. This amendment does not reflect events occurring after the filing of the original Form 10-K, or modify or update other disclosures therein in any way other than as required to correct Exhibit 23.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) (3)	List of exhibits filed pursuant to Item 601 of the Regulation S-K.
EXHIBIT NO.	EXHIBIT DESCRIPTION	INCORPORATION BY REFERENCE
(23)	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
(31.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(a).	Filed herewith.
(31.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(a).	Filed herewith.
(32.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(b).	Filed herewith.
(32.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(b).	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 8, 2006	The Dixie Group, Inc. /s/ GARY A. HARMON Vice President and Chief Financial Officer