Form 10-Q
period 2006-04-01
DIXIE GROUP INC
filed 2006-05-09
CIK 29332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 1, 2006
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission File Number: 0-2585
THE DIXIE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Tennessee		62-0183370
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
345-B Nowlin Lane, Chattanooga, TN	37421	(423) 510-7010
(Address of principal executive offices)	(zip code)	(Registrant's telephone number, including area code)
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

☒	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.	☐	Yes	☒	No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.
Class	Outstanding as of April 26, 2006
Common Stock, $3 Par Value	11,988,135 shares
Class B Common Stock, $3 Par Value	720,560 shares
Class C Common Stock, $3 Par Value	0 shares

The Dixie Group, Inc. - 1st Quarter 10-Q 2006

THE DIXIE GROUP, INC.
INDEX TO QUARTERLY FINANCIAL REPORT
Table of Contents
PART 1. FINANCIAL INFORMATION

Item 1 --	Financial Statements	Page
	Consolidated Condensed Balance Sheets -	3
	April 1, 2006 and December 31, 2005
	Consolidated Condensed Statements of Income -	4
	Three Months Ended April 1, 2006 and March 26, 2005
	Consolidated Condensed Statements of Cash Flows -	5
	Three Months Ended April 1, 2006 and March 26, 2005
	Consolidated Condensed Statement of Stockholders' Equity -	6
	Three Months Ended April 1, 2006
	Notes to Consolidated Condensed Financial Statements	7 - 14
Item 2 --	Management's Discussion and Analysis of Results of Operations and Financial Condition	15 - 17
Item 3 --	Quantitative and Qualitative Disclosures about Market Risk	18
Item 4 --	Controls and Procedures	18

PART 11. OTHER INFORMATION		19

Item 1 --	Legal Proceedings
Item 2 --	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3 --	Defaults Upon Senior Securities
Item 4 --	Submission of Matters to a Vote of Security Holders
Item 5 --	Other information
Item 6 --	Exhibits

	Signatures	22

The Dixie Group, Inc. - 1st Quarter 10-Q 2006

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

THE DIXIE GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(dollars in thousands)

	April 1, 2006		December 31, 2005
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,393	$	---
Accounts receivable (less allowance for doubtful accounts of $657 for 2006 and $595 for 2005)	37,802		31,633
Inventories	76,569		72,871
Other current assets	11,105		10,577
TOTAL CURRENT ASSETS	126,869		115,081

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	6,100		6,047
Buildings and improvements	44,521		44,348
Machinery and equipment	114,179		107,993
	164,800		158,388
Less accumulated depreciation and amortization	(68,221)		(65,440)
NET PROPERTY, PLANT AND EQUIPMENT	96,579		92,948

OTHER ASSETS
Goodwill	57,177		57,177
Other long-term assets	12,847		11,797
TOTAL OTHER ASSETS	70,024		68,974
TOTAL ASSETS	$293,472		$277,003

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$19,669		$14,929
Accrued expenses	19,986		18,295
Current portion of long-term debt	6,964		6,341
TOTAL CURRENT LIABILITIES	46,619		39,565

LONG-TERM DEBT
Senior indebtedness	68,992		60,987
Capital lease obligations	4,436		4,727
Convertible subordinated debentures	22,162		22,162
TOTAL LONG-TERM DEBT	95,590		87,876

DEFERRED INCOME TAXES	10,954		10,768

OTHER LONG-TERM LIABILITIES	15,073		15,310

COMMITMENTS AND CONTINGENCIES	---		---

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued - 15,386,980 shares for 2006 and 15,347,589 shares for 2005	46,161		46,043
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued - 720,560 for 2006 and 714,560 shares for 2005	2,162		2,144
Additional paid-in capital	133,977		134,353
Unearned stock compensation	---		(719)
Accumulated deficit	(571)		(1,406)
Accumulated other comprehensive loss	(2,404)		(2,887)
	179,325		177,528
Less Common Stock in treasury at cost - 3,398,845 shares for 2006 and 3,395,390 shares for 2005	(54,089)		(54,044)
TOTAL STOCKHOLDERS' EQUITY	125,236		123,484
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$293,472		$277,003
See accompanying notes to the consolidated condensed financial statements.

The Dixie Group, Inc. - 1st Quarter 10-Q 2006

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)
	Three Months Ended
	April 1, 2006	March 26, 2005
Net sales	$79,173	$72,034
Cost of sales	56,974	49,991

Gross profit	22,199	22,043
Selling and administrative expenses	19,216	17,799
Other operating income	(342)	(85)
Other operating expense	157	36

Operating income	3,168	4,293

Interest expense	1,767	1,402
Other income	(12)	(92)
Other expense	3	20

Income from continuing operations before taxes	1,410	2,963
Income tax provision	484	1,091

Income from continuing operations	926	1,872
Loss from discontinued operations, net of tax	(91)	(412)
Income on disposal of discontinued operations, net of tax	---	834

Net income	$835	$2,294

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.07	$0.15
Discontinued operations	---	(0.03)
Disposal of discontinued operations	---	0.07
Net income	$0.07	$0.19

SHARES OUTSTANDING	12,632	12,270

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.07	$0.15
Discontinued operations	(0.01)	(0.03)
Disposal of discontinued operations	---	0.06
Net income	$0.06	$0.18

SHARES OUTSTANDING	12,935	12,853

DIVIDENDS PER SHARE:
Common Stock	---	---
Class B Common Stock	---	---

See accompanying notes to the consolidated condensed financial statements.

The Dixie Group, Inc. - 1st Quarter 10-Q 2006

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Three Months Ended
	April 1, 2006		March 26, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$926		$1,872
Loss from discontinued operations	(91)		(412)
Income on disposal of discontinued operations	---		834
Net income	835		2,294

Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	2,853		2,616
Change in deferred income taxes	678		(777)
Net (gain) loss on property, plant and equipment disposals	(20)		20
Stock-based compensation expense	118		146
Changes in operating assets and liabilities:
Accounts receivable	(6,169)		346
Inventories	(3,698)		(1,614)
Accounts payable and accrued expenses	6,431		659
Other operating assets and liabilities	(1,897)		2,525
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(869)		6,215

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	20		210
Purchase of property, plant and equipment	(6,412)		(4,804)
NET CASH USED IN INVESTING ACTIVITIES	(6,392)		(4,594)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on credit line	5,596		(389)
Payments on term loan	(570)		(715)
Borrowings from equipment financing	3,876		---
Payments on equipment financing	(239)		(156)
Payments on capitalized leases	(275)		(686)
Payments on mortgage note payable	(51)		(48)
Common stock issued under stock option plans	304		246
Common stock acquired for treasury	(45)		---
Tax benefits from exercise of stock options	58		127
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,654		(1,621)

INCREASE IN CASH AND CASH EQUIVALENTS	1,393		---
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	---		---

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,393	$	---

Supplemental Cash Flow Information:
Interest paid	$1,374		$829
Income taxes paid, net of tax refunds	279		123

See accompanying notes to the consolidated condensed financial statements.

The Dixie Group, Inc. - 1st Quarter 10-Q 2006

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

	Common Stock and Class B Common Stock	Additional Paid-in Capital		Unearned Stock Compensation	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total Stockholders' Equity

Balance at December 31, 2005	$48,187	$134,353		$(719)	$(1,406)	$(2,887)	$(54,044)	$123,484

Common Stock acquired for treasury - 3,455 shares	---	---		---	---	---	(45)	(45)

Common Stock and Class B sold under stock option plan - 45,391 shares	136	167		---	---	---	---	303

Tax benefit from exercise of stock options	---	58		---	---	---	---	58

Stock-based compensation expense	---	118		---	---	---	---	118

Reclassification upon adoption of SFAS No.123(R)	---	(719)		719	---	---	---	---

Other comprehensive income	---	---		---	---	483	---	483

Net income	---	---		---	835	---	---	835

Balance at April 1, 2006	$48,323	$133,977	$	---	$(571)	$(2,404)	$(54,089)	$125,236

See accompanying notes to the consolidated condensed financial statements.

The Dixie Group, Inc. - 1st Quarter 10-Q 2006

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements which do not include all the information and footnotes required by such accounting principles for annual financial statements.  In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which includes consolidated financial statements for the fiscal year ended December 31, 2005.  Operating results for the three month period ended April 1, 2006 are not necessarily indicative of the results that may be expected for the entire 2006 year.

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

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155") which is effective for fiscal years beginning after September 15, 2006.  The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments.  The Company does not expect the adoption of SFAS No. 155 to have a material effect on its financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS No. 156") which is effective for fiscal years beginning after September 15, 2006.  This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes.  The Company does not expect the adoption of SFAS No. 156 to have a material effect on its financial statements.

NOTE C - SHARE-BASED PAYMENTS

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS No. 123(R)").  SFAS No. 123(R) requires that compensation expense relating to share-based payments be recognized in financial statements based on the fair value of the equity or liability instrument issued.  The Statement also requires that forfeitures be estimated over the vesting period of the instrument.  Actual forfeitures prior to the adoption of SFAS 123(R) were considered by the Company.  Accordingly, there was no cumulative effect upon the adoption of SFAS 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective method to account for stock options, restricted shares and stock performance units granted by the Company.  Under the modified prospective method, compensation expense for share-based payments is recognized for periods after the date of adoption for (a) all unvested awards granted prior to January 1, 2006, based on the estimated grant-date fair value in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and (b) all awards granted subsequent to January 1, 2006, based on the estimated grant-date fair value in accordance with the provisions of SFAS No. 123(R).

The Dixie Group, Inc. - 1st Quarter 10-Q 2006

Prior to January 1, 2006, as permitted by SFAS No. 123, the Company accounted for share-based payments to employees using Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and accordingly, did not record compensation expense for stock options granted.  Results for prior periods have not been retrospectively restated.  Following is a pro forma summary of the Company's net income and earnings per share for the three months ended March 25, 2005, as if the Company had determined compensation expense for share-based payments based on the recognition provisions of SFAS No. 123(R).

Three Months Ended
March 26, 2005
Net income, as reported	$2,294
Stock compensation expense, net of taxes	(600)
Adjusted net income	1,694

Basic earnings per share, as reported	$0.19
Stock compensation expense, net of taxes	(0.05)
Adjusted basic earnings per share	$0.14

Diluted earnings per share, as reported	$0.18
Stock compensation expense, net of taxes	(0.05)
Adjusted diluted earnings per share	$0.13

The pro forma effect of applying SFAS No. 123(R) on net income and earnings per share shown above is not necessarily indicative of future results.

No stock awards were granted during the three months ended April 1, 2006 and March 26, 2005.  SFAS No. 123(R) requires that the excess tax benefits relating to compensation expense be reported as a financing cash flow, rather than as an operating cash flow as required under prior guidance.  Excess tax benefits of $58 were included in cash used by financing activities for the three months ended April 1, 2006.

Restricted Stock Awards

In February 2005, the Company granted 67,180 shares of restricted stock with a grant-date fair value of $1,200, or $17.86 per share, to officers and other key employees.  The restricted stock vests ratably in three equal annual installments beginning one year from the grant date.  The fair value of restricted stock granted was equal to the market value of the Company's Common Stock on the grant date.

Number of Shares
Outstanding at December 31, 2005	57,990
Granted	---
Vested	(19,330)
Forfeited	---
Outstanding at April 1, 2006	38,660

As of April 1, 2006, unrecognized compensation expense related to unvested restricted stock was $633.  The unrecognized amounts are expected to be recorded as follows: $259 in 2006, $345 in 2007 and $29 in 2008.  The vesting date market value of restricted stock that vested during the three months ended April 1, 2006 was approximately $251.

Stock Options

The Company's 2000 Stock Incentive Plan reserved 1,936,500 shares of Common Stock for sale or award to key associates or outside directors of the Company under stock options, stock appreciation rights, restricted stock grants, or other awards.  Outstanding options are generally exercisable at a cumulative rate of 25% per year after the second year from the date the options are granted and generally expire five to ten years after the date of grant.  Options outstanding were granted at prices at or above market price on the date of grant.

The Dixie Group, Inc. - 1st Quarter 10-Q 2006

The fair value of each option is estimated on the date of grant using the Black-Scholes model.  No options were granted during the three months ended April 1, 2006 and March 26, 2005.  The assumptions used to determine fair value of stock options granted prior to adoption of SFAS No. 123(R) are described more fully in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Stock option activity for the three months ended April 1, 2006 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life
Outstanding at December 31, 2005	1,189,312	$10.78	6.80
Granted	---	---
Exercised	(45,391)	6.69
Forfeited	(15,000)	15.67
Outstanding at April 1, 2006	1,128,921	$10.88	6.40

Exercisable at April 1, 2006	1,046,121	11.25	6.30

At April 1, 2006, the aggregate intrinsic value of the outstanding options was $4,604 and exercisable options were $3,884.  The total intrinsic value of options exercised during the three months ended April 1, 2006 and March 26, 2005 was $359 and $803, respectively.  Unrecognized compensation expense for unvested options at April 1, 2006, was $206.  The remaining amounts expected to be recognized are $87 in 2006, $76 in 2007, $35 in 2008 and $8 in 2009.

Stock Performance Units

The Company's non-employee directors receive $12 of their annual retainer in Stock Performance Units under the Company's Directors Stock Plan.  The number of Stock Performance Units granted is determined by using the closing price the day prior to the grant date.  Upon retirement, the Company issues Common Stock equivalent to the number of Stock Performance Units granted.  As of April 1, 2006, 31,240 Stock Performance Units were outstanding under this plan.

NOTE D - RECEIVABLES

Receivables are summarized as follows:

	April 1, 2006	December 31, 2005
Customers, trade	$35,347	$30,174
Other	3,112	2,054
Gross receivables	38,459	32,228
Less allowance for doubtful accounts	657	595
Net receivables	$37,802	$31,633

The Company had notes receivables in the amount of $509 and $522 at April 1, 2006 and December 31, 2005, respectively. The notes receivable are included in accounts receivable and other long-term assets in the Company's consolidated condensed financial statements.

NOTE E - INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method, which generally matches current costs of inventory sold with current revenues, for substantially all inventories.

Inventories are summarized as follows:

	April 1, 2006	December 31, 2005
Raw materials	$26,407	$22,037
Work-in-process	16,293	17,498
Finished goods	41,015	40,959
Supplies, repair parts and other	453	480
LIFO reserve	(7,599)	(8,103)
Total inventories	$76,569	$72,871

The Dixie Group, Inc. - 1st Quarter 10-Q 2006

NOTE F - DISCONTINUED OPERATIONS

Following is a summary of the Company's discontinued operations:

		Three Months Ended
		April 1, 2006		March 26, 2005
Net sales	$	---	$	---

Loss from discontinued operations:
Before income taxes		(138)		(652)
Income tax benefit		(47)		(240)
Loss from discontinued operations, net of tax		$(91)		$(412)

Income on disposal of discontinued operations:
Before income taxes		---		1,320
Income tax provision		---		486
Income on disposal of discontinued operations, net of tax	$	---		$834

The losses from discontinued operations in 2006 and 2005 principally consists of additional workers' compensation costs associated with the Company's sale of assets of its factory-built housing carpet, needlebond and carpet recycling businesses in 2003 and 2004.  The $834 income on disposal of discontinued operations in 2005 is the result of a recovery of a previously written-off note receivable associated with the cotton yarn and dyeing textile operations sold in 1999.  Operating results associated with businesses sold are classified as discontinued operations for all periods presented.

NOTE G - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	April 1, 2006	December 31, 2005
Compensation and benefits	$6,115	$6,076
Accrued income taxes	1,753	1,856
Provision for customer rebates, claims and allowances	3,953	4,160
Outstanding checks in excess of cash	2,851	1,918
Other	5,314	4,285
Total accrued expenses	$19,986	$18,295

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

Following is a summary of the Company's warranty activity:

	April 1, 2006	March 26, 2005
Warranty reserve beginning of period	$1,109	$922
Warranty liabilities accrued	1,302	1,032
Warranty liabilities settled	(1,448)	(1,110)
Changes for pre-existing warranty liabilities	128	23
Warranty reserve end of period	$1,091	$867

The Dixie Group, Inc. - 1st Quarter 10-Q 2006

NOTE I - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	April 1, 2006	December 31, 2005
Senior indebtedness
Credit line borrowings	$38,545	$32,949
Term loans	18,860	19,430
Equipment financing	7,978	4,341
Capital lease obligations	5,573	5,848
Mortgage note payable	6,936	6,987
Total senior indebtedness	77,892	69,555
Convertible subordinated debentures	24,662	24,662
Total long-term debt	102,554	94,217
Less current portion of long-term debt	(5,826)	(5,221)
Less current portion of capital lease obligations	(1,138)	(1,120)
Total long-term debt, less current portions	$95,590	$87,876

During the quarter ended April 1, 2006, the Company borrowed $3,876 under equipment financing notes.  The equipment financing notes are secured by the specific equipment financed, bear interest ranging from 6.19% to 6.83% and are due in monthly installments over five to seven year terms.  The Company's senior loan and security agreement matures on May 11, 2010 and provides the Company with $70,000 of credit, consisting of $50,000 of revolving credit and a $20,000 term loan facility.  The Company's long-term debt and capital lease facilities do not contain financial covenants; however, these facilities contain covenants that generally limit dividends and repurchases of the Company's Common Stock to $3,000 annually and could limit future acquisitions.  The unused borrowing capacity under the senior loan and security agreement on April 1, 2006 was approximately $8,898 (see Note P).

NOTE J - DERIVATIVE FINANCIAL INSTRUMENTS

The Company is a party to an interest rate swap agreement with a notional amount of $30,000 through May 11, 2010.  Under the interest rate swap agreement, the Company pays a fixed rate of interest of 4.79% and receives in return a specified variable rate of interest.  The interest rate swap is linked to the Company's variable rate debt and is considered a highly effective hedge.  The fair value of the interest rate swap agreement is reflected on the Company's balance sheet and related gains and losses are deferred in Accumulated Other Comprehensive Loss ("AOCL").  Net unrealized gains included in AOCL were $255 at April 1, 2006.

The Company is also a party to an interest rate swap agreement through March 2013, which is linked to a mortgage note payable and considered a highly effective hedge.  Under the interest rate swap agreement, the Company pays a fixed rate of interest times a notional principal amount equal to the outstanding balance of the mortgage note, and receives in return an amount equal to a specified variable rate of interest times the same notional principal.  The fair value of the interest rate swap agreement is reflected on the Company's balance sheet and related gains and losses are deferred in other comprehensive income.  As of April 1, 2006, the notional amount of the interest swap agreement was $6,936.  Under the terms of the swap agreement, the Company pays a fixed interest rate of 4.54% through March 2013, which effectively fixes interest on the mortgage note payable at 6.54%.  Net unrealized gains included in AOCL were $147 at April 1, 2006.

The Company was party to an interest rate swap agreement which expired March 11, 2005.  Under the interest rate swap agreement, the Company paid a fixed rate of interest of 3.24% times a notional amount of $70,000, and received in return an amount equal to a specified variable rate of interest times the same notional amount.  The swap agreement was deemed highly effective as a cash flow hedge by the Company until a significant portion of the related debt was retired in 2003.  At such time the interest rate swap became ineffective and the Company wrote off the portion of interest expense in AOCL related to the debt retired.  Changes in the fair value of the swap were marked to market through interest expense.  Amounts that remained in AOCL at the time of the de-designation were amortized into earnings through interest expense over the remaining life of the swap.

NOTE K - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) defined contribution plan covering substantially all associates.  The Company matches associates' contributions up to a maximum of 5% on a sliding scale based on the level of the associate's contribution.  The Company may make additional contributions to the plan if the Company attains certain performance targets.

The Dixie Group, Inc. - 1st Quarter 10-Q 2006

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation.  The obligations owed to participants were $10,306 at April 1, 2006 and $10,217 at December 31, 2005 and are included in other liabilities in the Company's balance sheet.

The Company sponsors two defined benefit retirement plans, one that covers a limited number of the Company's active associates and another that has been frozen since 1993 as to new benefits earned under the plan.  The Company is in the process of terminating the frozen defined benefit plan.  A significant number of associates covered by this plan were employed in operations that have been sold or discontinued.  The Company received a favorable ruling permitting termination of this plan from the Internal Revenue Service and expects to terminate this plan and distribute assets to its participants in the second quarter of fiscal 2006.  The estimated settlement expenses to be recognized upon the plan termination in the second quarter of fiscal 2006 are approximately $3,000, or $1,900 net of tax.  Approximately $1,700, net of tax, is expected to be recorded as a loss from discontinued operations.  The funds required to terminate the plan are expected to be approximately $2,300.

Costs charged to continuing operations for all pension plans are summarized as follows:

	Three Months Ended
	April 1, 2006	March 26, 2005
Components of net periodic benefit costs:
Defined benefit plans
Service cost	$29	$40
Interest cost	24	37
Expected return on plan assets	(26)	(30)
Amortization of prior service cost	1	1
Recognized net actuarial loss	13	19
Net periodic benefit cost	$41	$67

Settlement expenses related to the plan termination in the amount of approximately $350 are expected to be recorded in the Company's continuing operations during the second quarter of 2006.

The Company sponsors a postretirement benefit plan that provides life insurance to a limited number of associates as a result of a prior acquisition.  The Company also sponsors a postretirement benefit plan that provides medical and life insurance for a limited number of associates who retired prior to January 1, 2003.

Costs charged to continuing operations for all postretirement plans are summarized as follows:

		Three Months Ended
		April 1, 2006	March 26, 2005
Components of net periodic benefit costs:
Defined benefit plans
Service cost		$2	$10
Interest cost		5	20
Amortization of prior service costs		(5)	(10)
Recognized net actuarial losses		(2)	---
Net periodic benefit cost	$	---	$20

Except for $550 of additional funding expected to be required for the defined benefit plan being terminated in 2006, amounts contributed or expected to be contributed by the Company during the current fiscal year to its pension and postretirement plans are not anticipated to be significantly different from amounts disclosed in the Company's 2005 Annual Report filed on Form 10-K.

The Dixie Group, Inc. - 1st Quarter 10-Q 2006

NOTE L - COMMON STOCK AND EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended
	April 1, 2006	March 26,2005
Income from continuing operations (1)	$926	$1,872

Denominator for calculation of basic earnings per share - weighted-average shares (2)	12,632	12,270

Effect of dilutive securities:
Stock options (3)	278	548
Restricted stock grants (3)	---	23
Directors' stock performance units (3)	25	12
Denominator for calculation of diluted earnings per share - weighted-average shares adjusted for potential dilution (2)(3)	12,935	12,853

Earnings per share:
Basic	$0.07	$0.15
Diluted	0.07	0.15

(1)	No adjustments needed in the numerator for diluted calculations.
(2)	Includes Common and Class B Common shares in thousands.
(3)

Because their effects are anti-dilutive, excludes shares issuable under stock option plans whose grant price is greater than the average market price of Common Shares outstanding at the end of the relevant period and shares issuable on conversion of subordinated debentures into shares of Common Stock.  Aggregate shares excluded were 966 in 2006 and 846 in 2005.

NOTE M - COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Three Months Ended
	April 1,2006	March 26,2005
Net income	$835	$2,294
Other comprehensive income:
Unrealized gains on interest rate swap agreements, net of tax of $296 in 2006 and $76 in 2005	483	103
Comprehensive income	$1,318	$2,397

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Minimum	Interest
	Pension	Rate
	Liability	Swaps	Total
Balance at December 31, 2005	$(2,806)	$(81)	$(2,887)
Unrealized gains on interest rate swap agreements, net of tax of $296	---	483	483
Balance at April 1, 2006	$(2,806)	$402	$(2,404)

NOTE N - SEGMENT INFORMATION

The Company is in one line of business, Carpet Manufacturing.

The Dixie Group, Inc. - 1st Quarter 10-Q 2006

NOTE O - OTHER (INCOME) EXPENSE

Other (income) expense is summarized as follows:

	April 1, 2006	March 26, 2005
Other operating income:
Insurance settlements and refunds	$(232)	$-
Miscellaneous income	(110)	(85)
Other operating income	$(342)	$(85)

Other operating expense:
Retirement expenses	$145	$33
Miscellaneous expense	12	3
Other operating expense	$157	$36

Other income:
Interest income	(12)	(84)
Miscellaneous income	---	(8)
Other income	$(12)	$(92)

Other expense:
Miscellaneous expense	$3	$20
Other expense	$3	$20

NOTE P - SUBSEQUENT EVENT

In May 2006, the Company amended its senior loan and security agreement to increase the amount of the facility from $70,000 to $80,000, increase the agreements revolving credit facility by $10,000 from $50,000 to $60,000 and change certain definitions in the agreement to facilitate the increase in the revolving credit facility.  Other terms of the credit facility were not modified.

The unused borrowing capacity under the senior credit facility on May 3, 2006 was approximately $18,157.

The Dixie Group, Inc. - 1st Quarter 10-Q 2006

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is presented to update the discussion of results of operations and financial condition included in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies were outlined in Management's Discussion and Analysis of Results of Operations and Financial Condition in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no changes to those critical accounting policies subsequent to the date of that report.

RESULTS OF OPERATIONS

The following table sets forth certain elements of our continuing operating results as a percentage of net sales for the periods indicated:

Three Months Ended
	April 1,2006	March 26,2005
Net sales	100.0%	100.0%
Cost of sales	72.0%	69.4%

Gross profit	28.0%	30.6%
Selling and administrative expenses	24.3%	24.7%

Other operating income	(0.5)%	(0.1)%
Other operating expense	0.2%	0.0%

Operating income	4.0%	6.0%

Net Sales.  Net sales for the quarter ended April 1, 2006 were $79.2 million, an increase of 9.9%, compared with $72.0 million for the quarter ended March 26, 2005.

The improved revenue in 2006 reflects a 10.8% increase in sales of carpet products compared with the same period in 2005. The higher revenue was driven by year-over-year increases of 15.5% in the sale of commercial carpet products and 8.5% in the sale of residential carpet products.  Although a substantial majority of the total growth in carpet revenue was equally split between our commercial carpet products and our Dixie Home brand of residential products, all of our carpet product lines grew during the first quarter of 2006.

Net sales of carpet yarn declined $260 thousand, or 7%, in the first quarter of 2006 compared with the same period in the prior year due to the use of more of our carpet yarn capacity to support the growth of our carpet businesses.

Cost of Sales.  Cost of sales as a percentage of net sales increased 2.6 percentage points in the first quarter of 2006, compared with the previous year. This increase is principally attributable to the higher cost and quality issues related to outsourcing of tufting production and start-up costs associated with our new tufting and modular/carpet tile operation.

Gross Profit.  Despite the higher cost of sales, as a percentage of net sales, gross profit increased $156 thousand the first quarter of 2006 compared with the same period in 2005 as a result of higher sales volume.

Selling and Administrative Expenses.  Selling and administrative expenses increased $1.4 million in the first quarter of 2006 compared with the first quarter of 2005 due to marketing, product development and administrative expenses to support revenue growth. As a percentage of sales, these expenses declined due to higher sales volume.

Other Operating Income/Other Operating Expense.  Net other operating income and other operating expense reflected a slight improvement in 2006 compared with 2005 primarily as a result of life insurance benefits received in 2006.

Operating Income.  Operating income was $3.2 million, or 4.0% of net sales, in the quarter ended April 1, 2006 compared with $4.3 million, or 6.0% of net sales, in the quarter ended March 26, 2005.

Interest Expense.  Interest expense increased $365 thousand for the three months ended April 1, 2006 compared with the 2005 reporting period principally due higher levels of debt in 2006.

The Dixie Group, Inc. - 1st Quarter 10-Q 2006

Other Income/Other Expense.  Other income and other expense were not significant in the 2006 or 2005 reporting periods.

Income Tax Provision.  Our effective income tax rate was 34.3% for three months ended April 1, 2006 compared with 36.8% for the three months ended March 26, 2005. The decrease in the effective income tax rate in 2006 was principally due to non-taxable income from life insurance benefits in 2006.

Income from Continuing Operations.  Income from continuing operations was $1.4 million, or $0.07 per diluted share, for the three months ended April 1, 2006 compared with $3.0 million, or $0.15 per diluted share, for the three months ended March 26, 2005.

Net Income.  Discontinued operations reflected a loss of $91 thousand, $0.01 per diluted share, for the three months ended April 1, 2006 compared with income from discontinued operations of $422 thousand, or $0.03 per diluted share, in the same period of 2005. Including discontinued operations, net income was $835 thousand, or $0.06 per diluted share, for the first three months of 2006, compared with $2.3 million, or $0.18 per diluted share, for the same period of 2005.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended April 1, 2006, our debt increased $8.3 million and was used primarily to invest $6.4 million in capital assets and to fund our operations.  $3.9 million of the capital expenditures were financed through equipment financing notes which are due in monthly principal installments over five to seven years.  The equipment financing notes bear interest at fixed rates ranging from 6.19% to 6.83%.

Capital expenditures for the three-months ended April 1, 2006 were $6.4 million while depreciation and amortization was $2.9 million.  We expect capital expenditures to be approximately $15.0 million for fiscal 2006 while depreciation and amortization is expected to be approximately $11.2 million.  The estimated 2006 capital expenditures are primarily related to completing the new tufting operation in North Georgia, newer manufacturing technology and information systems.

Approximately $2.3 million of funds will be required to fully fund our defined benefit retirement plan that is expected to be terminated in the second quarter of this year.

In May 2006, the Company amended its senior loan and security agreement to increase the amount of the facility from $70.0 million to $80.0 million and increased the agreements revolving credit facility by $10.0 million from $50.0 million to $60.0 million.

We believe that cash generated from our operations and our existing facilities are adequate to fund our planned liquidity needs.  Unused borrowing capacity under our revolving credit facility was $18.2 million at May 3, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R) ("SFAS No. 123(R)"). SFAS No. 123(R) requires compensation expense relating to share-based awards to be recognized in financial statements and that such expense be measured based on the fair value of the equity instrument issued.  Prior to the adoption of this statement, we accounted for share-based payments to employees using Accounting Principles Board Opinion No. 25 and accordingly, did not record compensation expense for stock options granted.  We utilized the Black-Scholes option-pricing model to determine the fair value for stock-based awards under SFAS 123(R) and the determination of the pro-forma effects of stock-based awards for disclosure purposes prior to adoption of 123(R). In applying the provisions of SFAS No. 123(R), we used the modified prospective method and accordingly, previously published financial statements were not retrospectively restated.  Actual forfeitures prior to the adoption of SFAS 123(R) were considered by us.  Accordingly, there was no cumulative effect upon the adoption of SFAS 123(R).  Outstanding stock-based awards were not modified prior to the adoption of SFAS 123(R).  As of January 1, 2006, $719 thousand of unrecognized compensation expense for non-vested restricted stock awards will be recognized ratably from January 1, 2006 through February 1, 2008.  As of January 1, 2006 $231 thousand of unrecognized compensation cost related to non-vested stock option awards will be recognized as follows: $87 in 2006, $76 in 2007, $35 in 2008 and $8 in 2009.

The Dixie Group, Inc. - 1st Quarter 10-Q 2006

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

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155") which is effective for fiscal years beginning after September 15, 2006.  The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments.  We do not expect the adoption of SFAS No. 155 to have a material effect on our financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS No. 156") which is effective for fiscal years beginning after September 15, 2006.  This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes.  We do not expect the adoption of SFAS No. 156 to have a material effect on our financial statements.

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

The Dixie Group, Inc. - 1st Quarter 10-Q 2006

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

At April 1, 2006, the Company had an interest rate swap agreement on its mortgage note payable with a notional amount equal to the outstanding balance of the mortgage note ($6,936 at April 1, 2006) which expires in March of 2013.  Under the interest rate swap agreement, the Company pays a fixed rate of 4.54% of interest times the notional amount and receives in return an amount equal to a specified variable rate of interest times the same notional amount.  The swap agreement effectively fixes the interest rate on the mortgage note payable at 6.54%.

The Company is also a party to an interest rate swap agreement with a notional amount of $30,000 through May 11, 2010.  Under the interest rate swap agreement, the Company pays a fixed rate of interest of 4.79% and receives in return a specified variable rate of interest.  The interest rate swap agreement is linked to the Company's variable rate debt and is considered a highly effective hedge.

At April 1, 2006, $27,405, or approximately 27%, of the Company's total debt was subject to floating interest rates.  A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact on the Company's net income of approximately $122.

Item 4 - Controls and Procedures

As of April 1, 2006, our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management concluded that disclosure controls and procedures were effective.

During the first quarter of 2006, we implemented an enterprise-wide general ledger and financial reporting system across all business units.  Internal control over financial reporting was not affected as a result of implementation of the new financial reporting system.

No significant changes in our internal control over financial reporting occurred during the quarter covered by this report that materially adversely affected, or is reasonably likely to adversely affect, our internal control over financial reporting.

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

The Dixie Group, Inc. - 1st Quarter 10-Q 2006

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings
None.

Item 1A - Risk Factors

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

The Dixie Group, Inc. - 1st Quarter 10-Q 2006

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

Various federal, state and local environmental laws govern the use of our facilities. These laws govern such matters as:

•

Discharges to air and water;

•

Handling and disposal of solid and hazardous substances and waste; and

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
On January 30, 2006, the Company issued a total of 10,000 shares of Common Stock to retiring director Joseph L. Jennings, Jr. pursuant to the Company's Incentive Stock Option Plan. .

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
None.

Item 5 - Other Information
None.

The Dixie Group, Inc. - 1st Quarter 10-Q 2006

Item 6 - Exhibits
(a)	Exhibits
	(i)	Exhibits Incorporated by Reference

10.26

Second Amendment, dated January 18, 2006, to Employment Agreement dated November 20, 2002 between The Dixie Group, Inc. and David E. Polley.  (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 18, 2006).

		10.27	The Dixie Group, Inc. 2006 Stock Awards Plan (Incorporated by reference to Annex A to the Company's Proxy Statement for its 2006 Annual Meeting of Shareholders, filed March 20, 2006.

10.28

On February 23, 2006, the Compensation Committee of the Board of Directors of The Dixie Group, Inc., approved the 2006 Incentive Compensation Plan.  (Incorporated by reference to Current Report on Form 8-K dated March 1, 2006).

10.29

On March 14, 2006, the Compensation Committee of the Board of Directors of The Dixie Group, Inc., approved the 2007-2011 Incentive Compensation Plan pursuant to which incentive compensation awards may be made to certain key executives of the Company based on the results achieved by the Company during such years.  (Incorporated by reference to Current Report on Form 8-K dated March 20, 2006).

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

The Dixie Group, Inc. - 1st Quarter 10-Q 2006

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIXIE GROUP, INC.
(Registrant)

Date: May 9, 2006	By: /s/ GARY A. HARMON
Gary A. Harmon Vice President and Chief Financial Officer

Date: May 9, 2006	By: /s/ D. EUGENE LASATER
D. Eugene Lasater Controller

The Dixie Group, Inc. - 1st Quarter 10-Q 2006