Form 10-Q
period 2006-07-01
DIXIE GROUP INC
filed 2006-08-09
CIK 29332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 1, 2006
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission File Number: 0-2585
THE DIXIE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Tennessee		62-0183370
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
345-B Nowlin Lane, Chattanooga, TN	37421	(423) 510-7000
(Address of principal executive offices)	(zip code)	(Registrant's telephone number, including area code)
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.	☐	Yes	☒	No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.
Class	Outstanding as of July 28, 2006
Common Stock, $3 Par Value	12,048,887 shares
Class B Common Stock, $3 Par Value	840,433 shares
Class C Common Stock, $3 Par Value	0 shares

The Dixie Group, Inc. - 2nd Quarter 10-Q 2006

The Dixie Group, Inc. - 2nd Quarter 10-Q 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED BALANCE SHEETS (dollars in thousands)
	(Unaudited)
	July 1, 2006		December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$552	$	---
Accounts receivable (less allowance for doubtful accounts of $553 for 2006 and $595 for 2005)	38,296		31,633
Inventories	73,530		72,871
Other current assets	11,515		10,577
TOTAL CURRENT ASSETS	123,893		115,081

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	6,100		6,047
Buildings and improvements	44,562		44,348
Machinery and equipment	110,735		107,993
	161,397		158,388
Less accumulated depreciation and amortization	(63,282)		(65,440)
NET PROPERTY, PLANT AND EQUIPMENT	98,115		92,948

OTHER ASSETS
Goodwill	57,068		57,177
Other long-term assets	12,962		11,797
TOTAL OTHER ASSETS	70,030		68,974

TOTAL ASSETS	$292,038		$277,003

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$14,764		$14,929
Accrued expenses	19,660		18,295
Current portion of long-term debt	7,460		6,341
TOTAL CURRENT LIABILITIES	41,884		39,565

LONG-TERM DEBT
Senior indebtedness	73,665		60,987
Capital lease obligations	4,139		4,727
Convertible subordinated debentures	19,662		22,162
TOTAL LONG-TERM DEBT	97,466		87,876

DEFERRED INCOME TAXES	10,691		10,768

OTHER LONG-TERM LIABILITIES	13,343		15,310

COMMITMENTS AND CONTINGENCIES	---		---

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued - 15,447,732 shares for 2006 and 15,347,589 shares for 2005	46,343		46,043
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued - 840,433 for 2006 and 714,560 shares for 2005	2,521		2,144
Additional paid-in capital	134,098		134,353
Unearned stock compensation	---		(719)
Retained earnings (accumulated deficit)	373		(1,406)
Accumulated other comprehensive loss	(592)		(2,887)
	182,743		177,528
Less Common Stock in treasury at cost - 3,398,845 shares for 2006 and 3,395,390 shares for 2005	(54,089)		(54,044)
TOTAL STOCKHOLDERS' EQUITY	128,654		123,484

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$292,038		$277,003
See accompanying notes to the consolidated condensed financial statements.

The Dixie Group, Inc. - 2nd Quarter 10-Q 2006

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) (dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Net sales	$88,046	$82,073	$167,219	$154,107
Cost of sales	63,582	55,925	120,557	105,916

Gross profit	24,464	26,148	46,662	48,191
Selling and administrative expenses	18,795	19,075	38,011	36,875
Other operating income	(228)	(139)	(570)	(224)
Other operating expense	130	277	286	313

Operating income	5,767	6,935	8,935	11,227

Interest expense	1,944	1,403	3,711	2,805
Other income	(95)	(141)	(108)	(233)
Other expense	50	27	54	46

Income from continuing operations before taxes	3,868	5,646	5,278	8,609
Income tax provision	964	2,062	1,449	3,153

Income from continuing operations	2,904	3,584	3,829	5,456
Loss from discontinued operations, net of tax	(1,960)	(95)	(2,050)	(507)
Income on disposal of discontinued operations, net of tax	---	---	---	834

Net income	$944	$3,489	$1,779	$5,783

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.23	$0.29	$0.30	$0.44
Discontinued operations	(0.16)	(0.01)	(0.16)	(0.04)
Disposal of discontinued operations	---	---	---	0.07
Net income	$0.07	$0.28	$0.14	$0.47

SHARES OUTSTANDING	12,689	12,326	12,660	12,298

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.22	$0.28	$0.30	$0.43
Discontinued operations	(0.15)	(0.01)	(0.16)	(0.04)
Disposal of discontinued operations	---	---	---	0.06
Net income	$0.07	$0.27	$0.14	$0.45

SHARES OUTSTANDING	12,943	12,805	12,939	12,829

DIVIDENDS PER SHARE:
Common Stock	---	---	---	---
Class B Common Stock	---	---	---	---

See accompanying notes to the consolidated condensed financial statements.

The Dixie Group, Inc. - 2nd Quarter 10-Q 2006

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)
	Six Months Ended
	July 1, 2006		June 25, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$3,829		$5,456
Loss from discontinued operations	(2,050)		(507)
Income on disposal of discontinued operations	---		834
Net income	1,779		5,783

Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	5,731		5,291
Change in deferred income taxes	546		(1,296)
Net gain on property, plant and equipment disposals	(24)		(59)
Stock-based compensation expense	251		173
Changes in operating assets and liabilities:
Accounts receivable	(6,663)		(1,942)
Inventories	(659)		(10,172)
Accounts payable and accrued expenses	1,200		4,605
Other operating assets and liabilities	(2,436)		3,526
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(275)		5,909

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	26		716
Purchase of property, plant and equipment	(10,753)		(15,525)
NET CASH USED IN INVESTING ACTIVITIES	(10,727)		(14,809)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on credit line	8,987		13,320
Payments on term loan	(997)		(1,430)
Borrowings from equipment financing	6,456		---
Payments on equipment financing	(579)		(296)
Payments on capitalized leases	(552)		(973)
Payments on mortgage note payable	(106)		(99)
Payments on subordinated indebtedness	(2,500)		(2,498)
Common stock issued under stock option plans	699		618
Common stock acquired for treasury	(45)		---
Tax benefits from exercise of stock options	191		258
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,554		8,900

INCREASE IN CASH AND CASH EQUIVALENTS	552		---
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	---		---

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$552	$	---

Supplemental Cash Flow Information:
Interest paid	$3,701		$2,600
Income taxes paid, net of tax refunds	380		3,224

See accompanying notes to the consolidated condensed financial statements.

The Dixie Group, Inc. - 2nd Quarter 10-Q 2006

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED) (dollars in thousands)
	Common Stock and Class B Common Stock	Additional Paid-in Capital		Unearned Stock Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total Stockholders' Equity

Balance at December 31, 2005	$48,187	$134,353		$(719)	$(1,406)	$(2,887)	$(54,044)	$123,484

Common Stock acquired for treasury - 3,455 shares	---	---		---	---	---	(45)	(45)

Common Stock and Class B sold under stock option plan - 101,016 shares	302	397		---	---	---	---	699

Restricted Stock Grant issued - 125,000 shares	375	(375)		---	---	---	---	---

Tax benefit from exercise of stock options	---	191		---	---	---	---	191

Stock-based compensation expense	---	251		---	---	---	---	251

Reclassification upon adoption of SFAS No. 123[R]	---	(719)		719	---	---	---	---

Other comprehensive income	---	---		---	---	2,295	---	2,295

Net income	---	---		---	1,779	---	---	1,779

Balance at July 1, 2006	$48,864	$134,098	$	---	$373	$(592)	$(54,089)	$128,654

See accompanying notes to the consolidated condensed financial statements.

The Dixie Group, Inc. - 2nd Quarter 10-Q 2006

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements which do not include all the information and footnotes required by such accounting principles for annual financial statements.  In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which includes consolidated financial statements for the fiscal year ended December 31, 2005.  Operating results for the three month and six month periods ended July 1, 2006 are not necessarily indicative of the results that may be expected for the entire 2006 year.

The Company is in one line of business, Carpet Manufacturing.

The financial statements separately report discontinued operations and the results of continuing operations (See Note F).  Disclosures included herein pertain to the Company's continuing operations unless noted otherwise.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").  FIN 48 clarified the treatment of uncertain income tax positions in accordance with FASB Statement No. 109, "Accounting for Income Taxes."  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on adjustments of a previously recognized tax position, classification, interest and penalties, accounting for taxes in interim periods and disclosure requirements.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently in the process of evaluating the impact of FIN 48 on its financial statements.

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The statement applies to all voluntary changes in accounting principles and changes the requirements for accounting and reporting a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods' financial statements of voluntary changes in accounting principles unless such retrospective application is impracticable.  SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005.  The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement.  The Company does not expect the adoption of SFAS No. 154 to have a material effect on its financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155") which is effective for fiscal years beginning after September 15, 2006.  The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments.  The Company does not expect the adoption of SFAS No. 155 to have a material effect on its financial statements.

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

The Dixie Group, Inc. - 2nd Quarter 10-Q 2006

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) -- Cont'd.

NOTE C - SHARE-BASED PAYMENTS

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS No. 123(R)").  SFAS No. 123(R) requires that compensation expense relating to share-based payments be recognized in financial statements based on the fair value of the equity or liability instrument issued.  The Statement also requires that forfeitures be estimated over the vesting period of the instrument.  Actual forfeitures prior to the adoption of SFAS 123(R) were considered by the Company.  Accordingly, there was no cumulative effect on the Company's consolidated financial statements as a result of the adoption of SFAS 123(R).

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

Prior to January 1, 2006, as permitted by SFAS No. 123, the Company accounted for share-based payments to employees using Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and accordingly, did not record compensation expense for stock options granted.  Results for prior periods have not been retrospectively restated.  Following is a pro forma summary of the Company's net income and earnings per share for the three and six months ended June 25, 2005, as if the Company had determined compensation expense for share-based payments based under the recognition provisions of SFAS No. 123(R).

	Three Months Ended	Six Months Ended
	June 25, 2005	June 25, 2005
Net income, as reported	$3,489	$5,783
Stock compensation expense, net of taxes	(470)	(1,070)
Pro forma net income	3,019	4,713

Basic earnings per share, as reported	$0.28	$0.47
Stock compensation expense, net of taxes	(0.04)	(0.09)
Pro forma basic earnings per share	$0.24	$0.38

Diluted earnings per share, as reported	$0.27	$0.45
Stock compensation expense, net of taxes	(0.04)	(0.08)
Pro forma diluted earnings per share	$0.23	$0.37

The pro forma effect of applying SFAS No. 123(R) on net income and earnings per share shown above is not necessarily indicative of future results.

SFAS No. 123(R) requires that the excess tax benefits relating to compensation expense be reported as a financing cash flow, rather than as an operating cash flow as required under prior guidance.  Excess tax benefits of $191 were included in cash used by financing activities for the six months ended July 1, 2006.

2006 Stock Awards Plan

On May 3, 2006, the Company's shareholders' approved and adopted the Company's 2006 Stock Award Plan (the "2006 Plan") which provides for the issuance of a maximum of 800,000 shares of Common Stock and/or Class B Common Stock for the grant of options, and/or other stock-based or stock-denominated awards to directors of the Company, and to salaried employees of the Company and its participating subsidiaries.  The 2006 Plan superseded and replaced The Dixie Group, Inc. Stock Incentive Plan (the "2000 Plan"), which was terminated with respect to the granting of new awards.  Awards previously granted under the 2000 Plan will continue to be governed by the terms of that plan and will not be affected by its termination.

The Dixie Group, Inc. - 2nd Quarter 10-Q 2006

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) -- Cont'd.

Restricted Stock Awards

On June 6, 2006, the Company granted 125,000 shares of restricted stock to its Chief Executive Officer.  The award is intended to retain and motivate the Company's Chief Executive Officer over the next several years and to bring his total compensation package closer to median levels for Chief Executive Officers of comparable companies.  The fair value of the award was $1,207, or $9.6525 per share, equivalent to 71.5% of the market value of a share of the Company's Common Stock on the date the award was granted.  Such value was determined using a lattice valuation model and will be expensed over the term of the award.  Vesting of the shares is contingent on a 35% increase in the market value of the Company's Common Stock ("Market Condition") through June 5, 2011.  Additionally, vesting of shares requires the Chief Executive Officer to meet a continued service condition during the term of the award, with a two year minimum vesting period.  Shares subject to the award vest pro rata annually after the market condition is met on the anniversary date the award was granted.

In February 2005, the Company granted awards of 67,180 shares of restricted stock to officers and other key employees.  The grant-date fair value of the awards was $1,200, or $17.86 per share.  Vesting of the shares subject to the awards is subject to a continued service condition, with one-third of the awards vesting each year on the anniversary date the awards were granted.  The fair value of the awards of restricted stock was equal to the market value of the Company's Common Stock on the grant date.

Number of Shares
Outstanding at December 31, 2005	57,990
Granted	125,000
Vested	(19,330)
Forfeited	---
Outstanding at July 1, 2006	163,660

As of July 1, 2006, there was $1,731 of unrecognized compensation cost related to unvested restricted stock.  That cost is expected to be recognized over a period of 5.3 years.  The total fair value of shares vested during the six months ended July 1, 2006 was approximately $251.

Stock Performance Units

The Company's non-employee directors receive 50% of their annual retainer ($12 in 2006) in Stock Performance Units under the Directors' Stock Plan.  Upon retirement, the Stock Performance Units vest and the Company issues Common Stock equivalent to the number of Stock Performance Units held by non-employee directors.  The fair value of the awards of Stock Performance Units was equal to the market value of the Company's Common Stock on the grant date.  As of July 1, 2006, 36,442 Stock Performance Units were outstanding under this plan.

Stock Options

All currently unvested stock options issued under the Company's 2000 Plan are generally exercisable at a cumulative rate 25% per year after the second year from the date the options were granted.  Options under the Company's 2006 Plan will be exercisable for periods determined at the time awards may be issued.  No options were issued under either of these plans during the six months ended July 1, 2006.  The fair value of each option issued under the plans will be estimated on the date of grant using the Black-Scholes model.  The assumptions used for grants prior to adoption of SFAS No. 123(R) are described more fully in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The Dixie Group, Inc. - 2nd Quarter 10-Q 2006

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) -- Cont'd.

Stock option activity for the six months ended July 1, 2006 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
Outstanding at December 31, 2005	1,189,312	$10.78
Granted	---	---
Exercised	(101,016)	6.93
Forfeited	(16,875)	14.71
Outstanding at July 1, 2006	1,071,421	$11.08	$6.40

Exercisable at July 1, 2006	999,309	$11.43	$6.30

At July 1, 2006, the market value of the Company’s Common Stock exceeded the exercise price of all outstanding stock options by $2,364 and the exercise price of exercisable stock options by $1,862.  The market value of the Company’s Common Stock exceeded the exercise price of stock options exercised during the six months ended July 1, 2006 and June 25, 2005 by $722 and $1,163, respectively.  At July 1, 2006, unrecognized compensation cost related to unvested stock options was $177.  The remaining amounts expected to be recognized are $58 in 2006, $76 in 2007, $35 in 2008 and $8 in 2009.

NOTE D - RECEIVABLES

Receivables are summarized as follows:

	July 1, 2006	December 31, 2005
Customers, trade	$36,003	$30,174
Other	2,846	2,054
Gross receivables	38,849	32,228
Less allowance for doubtful accounts	(553)	(595)
Net receivables	$38,296	$31,633

The Company had notes receivables in the amount of $636 and $522 at July 1, 2006 and December 31, 2005, respectively.  The notes receivable are included in accounts receivable and other long-term assets in the Company's consolidated condensed balance sheets.

NOTE E - INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method, which generally matches current costs of inventory sold with current revenues, for substantially all inventories.

Inventories are summarized as follows:

	July 1, 2006	December 31, 2005
Raw materials	$23,836	$22,037
Work-in-process	17,995	17,498
Finished goods	39,337	40,959
Supplies, repair parts and other	456	480
LIFO	(8,094)	(8,103)
Total inventories	$73,530	$72,871

The Dixie Group, Inc. - 2nd Quarter 10-Q 2006

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) -- Cont'd.

NOTE F - DISCONTINUED OPERATIONS

Following is a summary of the Company's discontinued operations:

	Three Months Ended					Six Months Ended
		July 1, 2006		June 25, 2005		July 1, 2006		June 25, 2005
Net sales	$	---	$	---	$	---	$	---

Loss from discontinued operations:
Before income taxes		(3,101)		(149)		(3,239)		(802)
Income tax benefit		(1,141)		(54)		(1,189)		(295)
Loss from discontinued operations, net of tax		$(1,960)		$(95)		$(2,050)		$(507)

Income on disposal of discontinued operations:
Before income taxes		---		---		---		1,320
Income tax provision		---		---		---		486
Income on disposal of discontinued operations, net of tax	$	---	$	---	$	---		$834

The losses from discontinued operations in 2006 principally consist of settlement expenses associated with the termination of one of the Company's defined benefit plans.  The losses from discontinued operations in 2005 principally consists of additional workers' compensation costs associated with the Company's factory-built housing carpet, needlebond and carpet recycling businesses sold in 2003 and 2004.  Income on disposal of discontinued operations in 2005 is the result of a recovery of a previously written-off note receivable associated with the cotton yarn and dyeing textile operations sold in 1999.  Operating results associated with the businesses sold are classified as discontinued operations for all periods presented.

NOTE G - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	July 1, 2006	December 31, 2005
Compensation and benefits	$5,869	$6,076
Accrued income taxes	2,303	1,856
Provision for customer rebates, claims and allowances	4,442	4,160
Outstanding checks in excess of cash	2,780	1,918
Other	4,266	4,285
Total accrued expenses	$19,660	$18,295

NOTE H - PRODUCT WARRANTY RESERVES

The Company provides varying warranties related to its products against manufacturing defects and specific performance standards.  The Company records reserves for the estimated costs of defective products and failure of its products to meet applicable performance standards at the time sales are recorded.  The levels of reserves are established based primarily upon historical experience and evaluation of pending claims.

The Dixie Group, Inc. - 2nd Quarter 10-Q 2006

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) -- Cont'd.

Following is a summary of the Company's warranty activity:

	Three Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Warranty reserve beginning of period	$1,091	$867	$1,109	$922
Warranty liabilities accrued	1,476	957	2,778	1,989
Warranty liabilities settled	(1,593)	(1,207)	(3,041)	(2,317)
Changes for pre-existing warranty liabilities	240	275	368	298
Warranty reserve end of period	$1,214	$892	$1,214	$892

NOTE I - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	July 1, 2006	December 31, 2005
Senior indebtedness
Credit line borrowings	$41,936	$32,949
Term loans	18,433	19,430
Equipment financing	10,218	4,341
Capital lease obligations	5,296	5,848
Mortgage note payable	6,881	6,987
Total senior indebtedness	82,764	69,555
Convertible subordinated debentures	22,162	24,662
Total long-term debt	104,926	94,217
Less current portion of long-term debt	(6,303)	(5,221)
Less current portion of capital lease obligations	(1,157)	(1,120)
Total long-term debt, less current portion	$97,466	$87,876

During the six months ended July 1, 2006, the Company borrowed $6,456 under equipment financing notes.  The equipment financing notes are secured by the specific equipment financed, bear interest ranging from 6.19% to 6.83% and are due in monthly installments of principal and interest over five to seven year terms.

In May 2006, the Company amended its senior loan and security agreement to increase the revolving credit portion of the facility and change certain definitions in the agreement to facilitate the increase in revolving credit.  As amended, the senior loan and security agreement matures on May 11, 2010 and provides the Company with $80,000 of credit, consisting of $60,000 of revolving credit and a $20,000 term loan facility. The Company's long-term debt and capital lease facilities do not contain financial covenants; however, these facilities contain covenants that may limit dividends and repurchase of the Company's Common Stock to an aggregate of $3,000 annually and could limit future acquisitions.  Unused borrowing capacity under the senior loan and security agreement on July 1, 2006 was approximately $15,507.

NOTE J - DERIVATIVE FINANCIAL INSTRUMENTS

The Company is a party to an interest rate swap agreement with a notional amount of $30,000 through May 11, 2010.  Under the interest rate swap agreement, the Company pays a fixed rate of interest of 4.79% and receives in return a specified variable rate of interest.  The interest rate swap is linked to the Company's variable rate debt and is considered a highly effective hedge.  The fair value of the interest rate swap agreement is reflected on the Company's balance sheet and related gains and losses are deferred in Accumulated Other Comprehensive Loss ("AOCL").  Net unrealized gains included in AOCL were $452 at July 1, 2006.

The Dixie Group, Inc. - 2nd Quarter 10-Q 2006

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) -- Cont'd.

The Company is also a party to an interest rate swap agreement through March 2013, which is linked to a mortgage note payable and considered a highly effective hedge.  Under the interest rate swap agreement, the Company pays a fixed rate of interest times a notional principal amount equal to the outstanding balance of the mortgage note, and receives in return an amount equal to a specified variable rate of interest times the same notional principal amount.  The fair value of the interest rate swap agreement is reflected on the Company's balance sheet and related gains and losses are deferred in other comprehensive income.  As of July 1, 2006, the notional amount of the interest swap agreement was $6,881.  Under the terms of the swap agreement, the Company pays a fixed interest rate of 4.54% through March 2013, which effectively fixes interest on the mortgage note payable at 6.54%.  Net unrealized gains included in AOCL were $210 at July 1, 2006.

The Company was party to an interest rate swap agreement which expired March 11, 2005.  Under the interest rate swap agreement, the Company paid a fixed rate of interest of 3.24% times a notional amount of $70,000, and received in return an amount equal to a specified variable rate of interest times the same notional amount.  The swap agreement was deemed highly effective as a cash flow hedge by the Company until a significant portion of the related debt was retired in 2003.  At such time, the interest rate swap became ineffective and the Company wrote off the portion of interest expense in AOCL related to the debt retired.  Changes in the fair value of the swap were marked to market through interest expense.  Amounts that remained in AOCL at the time the interest rate swap agreement became ineffective were amortized into earnings through interest expense over the remaining life of the swap.

NOTE K - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) defined contribution plan covering substantially all associates.  The Company matches associates' contributions up to a maximum of 5% on a sliding scale based on the level of the associate's contribution.  The Company may make additional contributions to the plan if the Company attains certain performance targets.

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation.  The obligations owed to participants under this plan were $10,210 at July 1, 2006 and $10,217 at December 31, 2005 and are included in other liabilities in the Company's balance sheet.  Assets of the retirement savings plan were $10,339 at July 1, 2006 and $9,688 at December 31, 2005 and are included in cash and cash equivalents and other assets in the Company's balance sheets.

The Company also sponsors a defined benefit retirement plan that covers a limited number of the Company's active associates.

During June 2006, the Company completed the termination and distribution of assets of a defined benefit plan that had been frozen since 1993 as to new benefits.  A significant number of associates covered by this plan were previously employed by operations that were sold and discontinued.  Settlement expenses for the plan termination recognized in the quarter ended July 1, 2006 were $3,249, or $2,057 net of tax. $1,829, net of tax, was recorded as a loss from discontinued operations and $228, net of tax, was recorded as a expense in the Company's continuing operations.  The funds required to terminate the plan were $2,595.

The Dixie Group, Inc. - 2nd Quarter 10-Q 2006

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) -- Cont'd.

Costs charged to continuing operations for all retirement plans are summarized as follows:

	Three Months Ended
	Pension Benefit
	July 1,2006				June 25, 2005
		Terminated Plan	Ongoing Plan	Total 2006		Terminated Plan	Ongoing Plan	Total 2005
Components of net periodic benefit costs:
Defined benefit plans
Service cost	$	---	$30	$30	$	---	$40	$40
Interest cost		33	25	58		5	32	37
Expected return on plan assets		(34)	(27)	(61)		---	(30)	(30)
Amortization of prior service costs		---	1	1		---	2	2
Recognized net actuarial loss		30	13	43		2	17	19
Settlement loss		359	---	359		---	---	---
		388	42	430		7	61	68
Defined contribution plan		---	266	266		---	333	333

Net periodic benefit cost		$388	$308	696		7	394	401

	Six Months Ended
	Pension Benefit
	July 1,2006				June 25, 2005
		Terminated Plan	Ongoing Plan	Total 2006		Terminated Plan	Ongoing Plan	Total 2005
Components of net periodic benefit costs:
Defined benefit plans
Service cost	$	---	$59	$59	$	---	$80	$80
Interest cost		33	49	82		9	64	73
Expected return on plan assets		(34)	(53)	(87)		---	(60)	(60)
Amortization of prior service costs		---	2	2		---	3	3
Recognized net actuarial loss		30	26	56		3	36	39
Settlement loss		359	---	359		---	---	---
		388	83	471		12	123	135
Defined contribution plan		---	534	534		---	485	485

Net periodic benefit cost		$388	$617	$1,005		$12	$608	$620

The Company sponsors a postretirement benefit plan that provides life insurance to a limited number of associates as a result of a prior acquisition.  The Company also sponsors a postretirement benefit plan that provides medical and life insurance for a limited number of associates who retired prior to January 1, 2003.  There was no net periodic cost associated with these plans in the first six months of 2006.

Costs charged to continuing operations for all postretirement plans are summarized as follows:

		Three Months Ended			Six Months Ended
		July 1, 2006	June 25, 2005		July 1, 2006	June 25, 2005
Components of net periodic benefit costs:
Defined benefit plans
Service cost	$	---	$10	$	---	$20
Interest cost		---	20		---	40
Amortization of prior service costs		---	(10)		---	(20)
Recognized net actuarial losses		---	---		---	---
Net periodic benefit cost	$	---	$20	$	---	$40

The Dixie Group, Inc. - 2nd Quarter 10-Q 2006

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) -- Cont'd.

Except for an additional $845 required to fund the terminated defined benefit plan, amounts contributed or expected to be contributed by the Company during the current fiscal year to its pension and postretirement plans are not anticipated to be significantly different from amounts disclosed in the Company's 2005 Annual Report filed on Form 10-K.

NOTE L - COMMON STOCK AND EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Income from continuing operations (1)	$2,904	$3,584	$3,829	$5,456

Denominator for calculation of basic earnings per share - weighted-average shares (2)	12,689	12,326	12,660	12,298

Effect of dilutive securities:
Stock options (3)	224	454	251	501
Restricted stock grants (3)	1	15	1	19
Directors' stock performance units (3)	29	10	27	11
Denominator for calculation of diluted earnings per share - weighted-average shares adjusted for potential dilution (2)(3)	12,943	12,805	12,939	12,829

Earnings per share:
Basic	$0.23	$0.29	$0.30	$0.44
Diluted	0.22	0.28	0.30	0.43

(1)

No adjustments needed in the numerator for diluted calculations.

(2)

Includes Common and Class B Common shares in thousands.

(3)

Because their effects are anti-dilutive, excludes shares issuable under stock option plans whose grant price is greater than the average market price of Common Shares outstanding at the end of the relevant period and shares issuable on conversion of subordinated debentures into shares of Common Stock.  Aggregate shares excluded were 893 and 929 during the three and six months of 2006 and 770 and 808 during the three and six months of 2005.

NOTE M - COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Net income	$944	$3,489	$1,779	$5,783
Other comprehensive income:
Unrealized gains on interest rate swap agreement:
Before income taxes	418	---	1,198	179
Income taxes	159	---	455	76
Net of taxes	259	---	743	103
Change in minimum pension liability:
Before income taxes	2,503	---	2,503	---
Income taxes	951	---	951	---
Net of taxes	1,552	---	1,552	---
Comprehensive income	$2,755	$3,489	$4,074	$5,886

The Dixie Group, Inc. - 2nd Quarter 10-Q 2006

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) -- Cont'd.

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Minimum	Interest
	Pension	Rate
	Liability	Swaps	Total
Balance at December 31, 2005	$(2,806)	$(81)	$(2,887)
Unrealized gains on interest rate swap agreements, net of tax of $455	---	743	743
Change in additional minimum pension liability, net of tax of $951	1,552	---	1,552
Balance at July 1, 2006	$(1,254)	$662	$(592)

NOTE N - OTHER (INCOME) EXPENSE

Other (income) expense is summarized as follows:

	Three Months Ended			Six Months Ended
	July 1, 2006		June 25, 2005	July 1, 2006		June 25, 2005
Other operating income:
Insurance settlements and refunds	$(121)	$	---	$(353)	$	---
Miscellaneous income	(107)		(139)	(217)		(224)
Other operating income	$(228)		$(139)	$(570)		$(224)

Other operating expense:
Retirement expenses	$100		$147	$245		$180
Miscellaneous expense	30		130	41		133
Other operating expense	$130		$277	$286		$313

Other income:
Interest income	$(88)		$(18)	$(101)		$(102)
Dispute settlement	---		(107)	---		(107)
Miscellaneous income	(7)		(16)	(7)		(24)
Other income	$(95)		$(141)	$(108)		$(233)

Other expense:
Miscellaneous expense	$51		$27	$54		$46
Other expense	$51		$27	$54		$46

NOTE O - INCOME TAXES

During the three months ended July 1, 2006, the Company settled a Federal income tax audit for the fiscal year 2003.  As a result of the settlement of the audit, the Company reduced its tax contingency reserve and its income tax provision by $460 to reflect the settlement of certain items previously included in the Company's tax contingency reserve.  The effect on the Company's statement of operations was to reduce the effective tax rate to 24.9% and 27.5%, respectively for the three and six months periods ended July 1, 2006.

The Dixie Group, Inc. - 2nd Quarter 10-Q 2006

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

RESULTS OF OPERATIONS

The following table sets forth certain elements of our continuing operating results as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.2%	68.1%	72.1%	68.7%

Gross profit	27.8%	31.9%	27.9%	31.3%
Selling and administrative expenses	21.3%	23.2%	22.7%	23.9%

Other operating income	(0.2)%	(0.1)%	(0.3)%	(0.1)%
Other operating expense	0.2%	0.3%	0.2%	0.2%

Operating income	6.5%	8.5%	5.3%	7.3%

Net Sales.  Net sales for the quarter ended July 1, 2006 were $88.0 million, up 7.3% from net sales of $82.1 million in the year-earlier quarter. Net sales for the first six months of 2006 were $167.2 million, up 8.5% from net sales of $154.1 million in the prior year period.

Net sales in our carpet operations increased by 8.1% in the second quarter of 2006 and 10.4% for the first six months of 2006, compared with the same periods in 2005.  The 2006 revenue growth is primarily attributable to higher unit volume due to strong demand for our Dixie Home and Masland commercial products.  On a product basis, net sales of commercial products grew 10.3% and 12.9%, respectively, during the three and six month periods ended July 1, 2006, compared with the same periods in 2005.  During these same periods, net sales of residential products grew 7.2% and 9.2%, respectively.

Unit sales of broadloom carpet rose 20% in the second quarter of 2006 and 16% for the first six months of 2006, compared with the same periods in 2005.  Units sold increased at a higher rate than net sales dollars due to the significant growth in our Dixie Home and Masland commercial brands which have lower average selling prices than our Fabrica and Masland residential products.  We also sold an unusually high level of products at promotional prices in the second quarter of 2006.

Net sales from our carpet yarn and carpet dyeing and finishing operations decreased year-over-year in both the second quarter and first six months of 2006.  Sales from these operations only represent approximately 5% of our business and do not significantly affect the Company's total revenues.

Cost of Sales.  The increase in cost of sales, as a percentage of net sales, in 2006 compared with prior year periods is primarily attributable to a less profitable product mix, start-up costs of our new tufting and modular/carpet tile operations, settlement expenses related to a defined benefit plan terminated in the second quarter of 2006 and higher levels of off-quality production.  A significant portion of the quality issues were related to outsourcing of tufting production prior to June 2006 when our new North Georgia tufting operation began operating on a full schedule.

The Dixie Group, Inc. - 2nd Quarter 10-Q 2006

Raw material costs were higher in the first six months of 2006 due to a number of increases in raw material prices in the fourth quarter of 2005.  These increases were passed along to our customers through higher selling prices that were fully implemented by the end of the first quarter 2006.  In July 2006, nylon yarn prices increased again.  We have increased the selling prices of our products, which are generally effective with orders taken after July 2006 to offset these increases; however, we expect a normal two to three month lag between the time we incur higher raw material costs and the time the selling price increases are fully implemented.

Gross Profit.  Gross profit declined $1.7 million in the quarter ended July 1, 2006 and $1.5 million during the first six months of 2006 compared with the same periods in 2005. The decrease in gross profit reflects the effect of the factors described above that increased cost of sales.

Selling and Administrative Expenses.  Selling and administrative expenses, as a percentage of net sales, decreased in both the second quarter and first six months of 2006 compared with the same periods in 2005, principally as a result of the higher sales volume and lower sample expenses in the second quarter of 2006.

Other Operating Income/Other Operating Expense.  Other operating income and other operating expense were not significant in the second quarter or first six months of either 2006 or 2005.

Operating Income.  Operating income was $5.8 million, or 6.5% of sales, in the quarter ended July 1, 2006 and $8.9 million, or 5.3% of sales, for the first six months of 2006 compared with $6.9 million, or 8.5% of sales, in the quarter ended June 25, 2005 and $11.2 million, or 7.3% of sales, for the first six months of 2005.  The lower levels of operating income reflect the higher cost of sales, which more than offset the positive effect of the higher net sales volume.

Interest Expense.  Interest expense increased in the second quarter and first six months of 2006 compared with the same periods in 2005 principally due to higher levels of debt in 2006.

Other Income/Other Expense.  Other income and other expense were not significant in the second quarter or first six months of either 2006 or 2005.

Income Tax Provision.  Our effective income tax rate was 24.9% and 27.5%, respectively, for three and six months ended July 1, 2006, compared with 36.5% and 36.6%, respectively for the three and six months ended June 25, 2005.  The decrease in the effective income tax rate in 2006 was principally due to reductions in our tax contingency reserve as a result of a federal income tax audit settled during the second quarter of 2006.

Income From Continuing Operations.  Income from continuing operations was $2.9 million, or $0.22 per diluted share, for the quarter ended July 1, 2006 compared with $3.6 million, or $0.28 per diluted share, for the quarter ended June 25, 2005.  Income from continuing operations was $3.8 million, or $0.30 per diluted share, for the first six months of 2006 compared with $5.5 million, or $0.43 per diluted share, for the first six months of 2005.

Net Income.  Discontinued operations reflected a loss of $2.0 million, or $0.15 per diluted share, in the second quarter of 2006 and a loss of $2.1 million, or $0.16 per diluted share, for the first six months of 2006. Discontinued operations included settlement expenses of $1.9 million, net of tax, or $0.15 per diluted share, in the second quarter and first six months of 2006 due to the termination of a defined benefit plan in the second quarter of 2006.  Discontinued operations reflected a loss of $95 thousand, or $0.01 per diluted share, in the second quarter of 2005 and income of $327 thousand, or $0.02 per diluted share, for the first six months of 2005.

Including discontinued operations, net income was $944 thousand, or $0.07 per diluted share, in the quarter ended July 1, 2006 compared with net income of $3.5 million, or $0.27 per diluted share, for the quarter ended June 25, 2005. For the first six months of 2006, net income was $1.8 million, or $0.14 per diluted share, compared with $5.8 million, or $0.45 per diluted share, for the first six months of 2005.

LIQUIDITY AND CAPITAL RESOURCES

During the six-months ended July 1, 2006, our debt increased $10.7 million and $0.9 million of funds were generated from Common Stock issued under stock option plans. These funds were used to purchase $10.8 million of capital assets and to finance our operations, including $2.6 million to funds required to terminate a defined benefit retirement plan.  $6.5 million of the capital expenditures were financed through equipment financing notes, which bear interest ranging from 6.19 to 6.83%, have terms of five to seven years and are due in monthly installments of principal and interest.

The Dixie Group, Inc. - 2nd Quarter 10-Q 2006

Capital expenditures for the six month period ended July 1, 2006 were $10.8 million while depreciation and amortization was $5.7.  We expect capital expenditures to be approximately $16.0 million for fiscal 2006 while depreciation and amortization is expected to be approximately $11.2 million.  Capital expenditures in 2006 are primarily related to newer manufacturing technology, and to a lesser extent, new information systems.

In May 2006, we amended our senior loan and security agreement to increase the revolving credit portion of the facility by $10.0 million, from $50.0 million to $60.0 million and change certain definitions in the agreement to facilitate the increase in the revolving credit facility.  Other terms of the credit facility were not modified.

The unused borrowing capacity under the senior credit facility on July 1, 2006 was approximately $15.5 million.

We believe our operating cash flows and credit availability under the senior credit facility are adequate to finance our anticipated liquidity requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").  FIN 48 clarified the treatment of uncertain income tax positions in accordance with FASB Statement No. 109, "Accounting for Income Taxes."  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on adjustments of a previously recognized tax position, classification, interest and penalties, accounting for taxes in interim periods and disclosure requirements.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are currently in the process of evaluating the impact of FIN 48 on our financial statements.

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The statement applies to all voluntary changes in accounting principles, and changes the requirements for accounting and reporting a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods' financial statements of voluntary changes in accounting principles unless such retrospective application is impracticable.  SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005.  The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement.  We do not expect the adoption of SFAS No. 154 to have a material effect on our financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155") which is effective for fiscal years beginning after September 15, 2006.  The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments.  We do not expect the adoption of SFAS No. 155 to have a material effect on our financial statements.

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

The Dixie Group, Inc. - 2nd Quarter 10-Q 2006

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

The Dixie Group, Inc. - 2nd Quarter 10-Q 2006

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

At July 1, 2006, the Company had an interest rate swap agreement linked to its mortgage note payable with a notional amount equal to the outstanding balance of the mortgage note ($6,881 at July 1, 2006) which expires in March of 2013.  Under the interest rate swap agreement, the Company pays interest at a fixed rate of 4.54% of interest times the notional amount and receives in return an amount equal to a specified variable rate of interest times the same notional amount.  The swap agreement effectively fixes the interest rate on the mortgage note payable at 6.54%.

The Company is also a party to an interest rate swap agreement with a notional amount of $30,000 through May 11, 2010.  Under the interest rate swap agreement, the Company pays interest at a fixed rate of interest of 4.79% and receives in return a specified variable rate of interest.  The interest rate swap agreement is linked to the Company's variable rate debt and is considered a highly effective hedge.

At July 1, 2006, $30,369, or approximately 29%, of the Company's total debt was subject to floating interest rates.  A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact on the Company's net income of approximately $144.

Item 4 - Controls and Procedures

As of July 1, 2006, our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management concluded that disclosure controls and procedures were effective.

No significant changes in our internal control over financial reporting occurred during the quarter covered by this report that materially adversely affected, or are reasonably likely to adversely affect, our internal control over financial reporting.

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

The Dixie Group, Inc. - 2nd Quarter 10-Q 2006

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

The Dixie Group, Inc. - 2nd Quarter 10-Q 2006

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3 - Defaults Upon Senior Securities
None.

The Dixie Group, Inc. - 2nd Quarter 10-Q 2006

Item 4 - Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders was held on May 3, 2006.

(b)

The meeting was held to consider and vote upon the following proposals:  (1) to elect Directors for the following year (2) to approve the adoption of a new 2006 Stock Awards Plan and (3) approve material terms of the performance goals for awards under the Company's 2007 - 2011 Incentive Compensation Plan.  All Directors were elected and all proposals were approved with the results of the vote summarized as follows:

	Election of Directors:	FOR	AGAINST	ABSTAIN	TOTAL
	J. Don Brock	24,390,334	825,285	1,009,704	26,225,323
	Daniel K. Frierson	22,822,300	2,393,319	1,009,704	26,225,323
	Paul K. Frierson	23,176,519	2,039,100	1,009,704	26,225,323
	Walter W. Hubbard	25,212,302	3,317	1,009,704	26,225,323
	Lowry F. Kline	25,081,503	134,116	1,009,704	26,225,323
	John W. Murrey, III	24,641,526	574,093	1,009,704	26,225,323

	Adoption of 2006 Stock Awards Plan	20,812,584	3,250,414	521,445	24,584,443

	Adoption of material terms of performance goals for awards under the 2007 - 2011 Incentive Compensation Plan	22,947,336	1,068,522	502,665	24,518,523

Item 5 - Other Information
None.

The Dixie Group, Inc. - 2nd Quarter 10-Q 2006

Item 6 - Exhibits
(a)	Exhibits
	(i)	Exhibits Incorporated by Reference

10.30

Third Amendment dated May 3, 2006, to Amended and Restated Loan and Security Agreement, by and among The Dixie Group, Inc., each of its subsidiaries as guarantors, Bank of America, N.A., in its capacity as collateral and administrative agent for the Lenders for the Lenders, and the Lenders (as such term is defined in the Loan Agreement).  (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 4, 2006).

10.31

The Dixie Group, Inc., Form of Award of Career Shares under the 2006 Incentive Compensation Plan for Participants holding only shares of the Company's Common Stock.  (Incorporated by reference to Current Report on Form 8-K dated June 6, 2006).

10.32

The Dixie Group, Inc., Form of Award of Career Shares under the 2006 Incentive Compensation Plan for Participants holding only shares of the Company's Class B Common Stock.  (Incorporated by reference to Current Report on Form 8-K dated June 6, 2006).

10.33

The Dixie Group, Inc., Form of Award of Long Term Incentive Plan Shares under the 2006 Incentive Compensation Plan for Participants holding only share of the Company's Common Stock.  (Incorporated by reference to Current Report on Form 8-K dated June 6, 2006).

10.34

The Dixie Group, Inc., Form of Award of Long Term Incentive Plan Shares under the 2006 Incentive Compensation Plan for Participants holding only share of the Company's Class B Common Stock.  (Incorporated by reference to Current Report on Form 8-K dated June 6, 2006).

		10.35	Award of 125,000 shares of Restricted Stock to Daniel K. Frierson. (Incorporated by reference to Current Report on Form 8-K dated June 7, 2006).

	(ii)	Exhibits Filed with this Report

		31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Dixie Group, Inc. - 2nd Quarter 10-Q 2006

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIXIE GROUP, INC.
(Registrant)

Date: August 9, 2006	By: /s/ GARY A. HARMON
Gary A. Harmon Vice President and Chief Financial Officer

Date: August 9, 2006	By: /s/ D. EUGENE LASATER
D. Eugene Lasater Controller

The Dixie Group, Inc. - 2nd Quarter 10-Q 2006