Form 10-Q
period 2006-09-30
DIXIE GROUP INC
filed 2006-11-09
CIK 29332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission File Number: 0-2585
THE DIXIE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Tennessee		62-0183370
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
104 Nowlin Lane, Suite 101, Chattanooga, TN	37421	(423) 510-7000
(Address of principal executive offices)	(zip code)	(Registrant's telephone number, including area code)
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)	☐	Yes	☒	No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of October 27, 2006
Common Stock, $3 Par Value	12,077,211 shares
Class B Common Stock, $3 Par Value	840,433 shares
Class C Common Stock, $3 Par Value	0 shares

The Dixie Group, Inc. 3 Qtr. 2006 -10-Q

The Dixie Group, Inc. 3 Qtr. 2006 -10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE DIXIE GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(dollars in thousands)

	(Unaudited)
	Sept. 30, 2006		Dec. 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$614	$	---
Accounts receivable (less allowance for doubtful accounts of $569 for 2006 and $595 for 2005)	35,152		31,633
Inventories	76,424		72,871
Other current assets	8,953		10,577
TOTAL CURRENT ASSETS	121,143		115,081

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	6,100		6,047
Buildings and improvements	44,661		44,348
Machinery and equipment	113,873		107,993
	164,634		158,388
Less accumulated depreciation and amortization	(65,860)		(65,440)
NET PROPERTY, PLANT AND EQUIPMENT	98,774		92,948

OTHER ASSETS
Goodwill	57,014		57,177
Other long-term assets	12,651		11,797
TOTAL OTHER ASSETS	69,665		68,974

TOTAL ASSETS	$289,582		$277,003
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$13,864		$14,929
Accrued expenses	21,550		18,295
Current portion of long-term debt	7,606		6,341
TOTAL CURRENT LIABILITIES	43,020		39,565

LONG-TERM DEBT
Senior indebtedness	67,309		60,987
Capital lease obligations	4,269		4,727
Convertible subordinated debentures	19,662		22,162
TOTAL LONG-TERM DEBT	91,240		87,876

DEFERRED INCOME TAXES	10,270		10,768

OTHER LONG-TERM LIABILITIES	13,871		15,310

COMMITMENTS AND CONTINGENCIES	---		---

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued - 15,476,056 shares for 2006 and 15,347,589 shares for 2005	46,428		46,043
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued - 840,433 for 2006 and 714,560 shares for 2005	2,521		2,144
Additional paid-in capital	134,406		134,353
Unearned stock compensation	---		(719)
Retained earnings (accumulated deficit)	2,990		(1,406)
Accumulated other comprehensive loss	(1,075)		(2,887)
	185,270		177,528
Less Common Stock in treasury at cost - 3,398,845 shares for 2006 and 3,395,390 shares for 2005	(54,089)		(54,044)
TOTAL STOCKHOLDERS' EQUITY	131,181		123,484

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$289,582		$277,003
See accompanying notes to the consolidated condensed financial statements.

The Dixie Group, Inc. 3 Qtr. 2006 -10-Q

THE DIXIE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2006	Sept. 24, 2005	Sept. 30, 2006	Sept. 24, 2005
Net sales	$83,606	$76,661	$250,825	$230,768
Cost of sales	58,761	54,208	179,317	160,124

Gross profit	24,845	22,453	71,508	70,644
Selling and administrative expenses	19,097	19,213	57,108	56,088
Other operating income	(29)	(6)	(599)	(230)
Other operating expense	171	85	458	398

Operating income	5,606	3,161	14,541	14,388

Interest expense	1,795	1,553	5,506	4,358
Other income	(14)	(9)	(122)	(242)
Other expense	53	21	107	67

Income from continuing operations before taxes	3,772	1,596	9,050	10,205
Income tax provision	1,069	343	2,517	3,496

Income from continuing operations	2,703	1,253	6,533	6,709
Loss from discontinued operations, net of tax	(86)	(32)	(2,137)	(539)
Income on disposal of discontinued operations, net of tax	---	---	---	834

Net income	$2,617	$1,221	$4,396	$7,004

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.21	$0.10	$0.52	$0.54
Discontinued operations	(0.00)	(0.00)	(0.17)	(0.04)
Disposal of discontinued operations	---	---	---	0.07
Net income	$0.21	$0.10	$0.35	$0.57

SHARES OUTSTANDING	12,736	12,472	12,685	12,356

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.21	$0.10	$0.50	$0.52
Discontinued operations	(0.01)	(0.01)	(0.16)	(0.04)
Disposal of discontinued operations	---	---	---	0.06
Net income	$0.20	$0.09	$0.34	$0.54

SHARES OUTSTANDING	12,982	12,946	12,953	12,868

DIVIDENDS PER SHARE:
Common Stock	---	---	---	---
Class B Common Stock	---	---	---	---

See accompanying notes to the consolidated condensed financial statements.

The Dixie Group, Inc. 3 Qtr. 2006 -10-Q

THE DIXIE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Nine Months Ended
	Sept. 30, 2006		Sept. 24, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$6,533		$6,709
Loss from discontinued operations	(2,137)		(539)
Income on disposal of discontinued operations	---		834
Net income	4,396		7,004

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	8,609		7,927
Change in deferred income taxes	(1,445)		(1,403)
Net loss (gain) on property, plant and equipment disposals	31		(43)
Stock-based compensation expense	422		347
Tax benefits from exercise of stock options	---		956
Changes in operating assets and liabilities:
Accounts receivable	(3,519)		(47)
Inventories	(3,553)		(15,210)
Accounts payable and accrued expenses	2,190		233
Other operating assets and liabilities	2,030		2,090
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,161		1,854

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	51		823
Purchase of property, plant and equipment	(13,752)		(21,806)
NET CASH USED IN INVESTING ACTIVITIES	(13,701)		(20,983)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on credit line	3,421		19,141
Borrowings on term loan	---		3,575
Payments on term loan	(1,282)		(1,572)
Borrowings from equipment financing	6,456		1,610
Payments on equipment financing	(999)		(454)
Payments on capitalized leases	(848)		(1,096)
Payments on mortgage note payable	(161)		(151)
Payment on note payable	---		(1,338)
Payments on subordinated indebtedness	(2,500)		(2,498)
Common stock issued under stock option plans	854		1,912
Common stock acquired for treasury	(45)		---
Tax benefits from exercise of stock options	258		---
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,154		19,129

INCREASE IN CASH AND CASH EQUIVALENTS	614		---
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	---		---

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$614	$	---

Supplemental Cash Flow Information:
Interest paid	$5,022		$3,597
Income taxes paid, net of tax refunds	433		5,559
Equipment purchased under capital leases	542		---

See accompanying notes to the consolidated condensed financial statements.

The Dixie Group, Inc. 3 Qtr. 2006 -10-Q

THE DIXIE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

(dollars in thousands)

	Common Stock and Class B Common Stock	Additional Paid-in Capital		Unearned Stock Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total Stockholders' Equity

Balance at December 31, 2005	$48,187	$134,353		$(719)	$(1,406)	$(2,887)	$(54,044)	$123,484

Common Stock acquired for treasury - 3,455 shares	---	---		---	---	---	(45)	(45)

Common Stock and Class B sold under stock option plan - 125,340 shares	375	479		---	---	---	---	854

Restricted Stock Grants issued - 129,000 shares	387	(387)		---	---	---	---	---

Tax benefit from exercise of stock options	---	258		---	---	---	---	258

Stock-based compensation expense	---	422		---	---	---	---	422

Reclassification upon adoption of SFAS No. 123[R]	---	(719)		719	---	---	---	---

Other comprehensive income	---	---		---	---	1,812	---	1,812

Net income	---	---		---	4,396	---	---	4,396

Balance at September 30, 2006	$48,949	$134,406	$	---	$2,990	$(1,075)	$(54,089)	$131,181

See accompanying notes to the consolidated condensed financial statements.

The Dixie Group, Inc. 3 Qtr. 2006 -10-Q

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements which do not include all the information and footnotes required by such accounting principles for annual financial statements.  In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which includes consolidated financial statements for the fiscal year ended December 31, 2005.  Operating results for the three month and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire 2006 year.

The Company is in one line of business, Carpet Manufacturing.

The financial statements separately report discontinued operations and the results of continuing operations (See Note F).  Disclosures included herein pertain to the Company's continuing operations unless noted otherwise.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").  FIN 48 clarified the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes."  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on accounting for adjustments of a previously recognized tax position, classification, interest and penalties, taxes in interim periods and disclosures.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently in the process of evaluating the impact of FIN 48 on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157").  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company does not expect the adoption of SFAS No. 157 to have a material effect on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statement No. 87, 88, 106 and 132(R)" ("SFAS No. 158").  SFAS No. 158 requires recognition of the funded status of defined benefit plans in statements of financial position.  It also requires recognition in comprehensive income of changes in the funding status of such plans during the year a change occurs, as well as modifies the timing of reporting and disclosure requirements.  SFAS No. 158 is effective for recognition of funding status and disclosures as of the end of the fiscal year ending after December 15, 2006.  The measurement of defined benefit plan assets and benefit obligations under SFAS No. 158 is effective for fiscal years ending after December 15, 2008.  The Company does not expect the adoption of SFAS No. 158 to have a material effect on its financial statements.  If the Company had adopted SFAS No. 158 as of December 31, 2005, application of this standard would have decreased other liabilities by approximately $1,000 and increased accumulated other comprehensive income by approximately $1,000.  The Company participates in limited sponsorship of defined benefit plans and defined post-retirement benefit plans (See Note K).

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108").  SAB No. 108 eliminates the diversity of practice surrounding how public companies quantify misstatements in prior year financial statements.  Staff Accounting Bulletin No. 108 requires quantification of misstatements in prior year financial statements based on the effects of the misstatements on the company's financial statements and the related financial statement disclosures during the period a misstatement is corrected.  SAB No. 108 is effective for fiscal years ending after November 15, 2006.  The Company does not expect the adoption of SAB No. 108 to have a material effect on its financial statements.

The Dixie Group, Inc. 3 Qtr. 2006 -10-Q

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) -- Cont'd.

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The statement applies to all voluntary changes in accounting principles and changes the requirements for accounting and reporting a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods' financial statements of voluntary changes in accounting principles unless such retrospective application is impracticable.  SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005.  The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement.  The adoption of SFAS No. 154 did not have a material effect on the Company’s financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155") which is effective for fiscal years beginning after September 15, 2006.  The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments.  The Company does not expect the adoption of SFAS No. 155 to have a material effect on the Company’s financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS No. 156") which is effective for fiscal years beginning after September 15, 2006.  This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that may result from using different measurement attributes.  The Company does not expect the adoption of SFAS No. 156 to have a material effect on its financial statements.

NOTE C - SHARE-BASED PAYMENTS

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)").  SFAS No. 123(R) requires that compensation expense relating to share-based payments be recognized in financial statements based on the fair value of the equity or liability instrument issued.  The Statement also requires that forfeitures be estimated over the vesting period of the instrument.  Actual forfeitures prior to the adoption of SFAS 123(R) were considered by the Company in connection with its application of SFAS No. 123(R).

The Company used the modified prospective method to adopt SFAS 123(R).  Accordingly, there was no cumulative effect on the Company's consolidated financial statements as a result of the adoption of SFAS 123(R).  Under the modified prospective method, compensation expense for share-based payments is recognized for periods after the date of adoption for (a) all unvested awards granted prior to January 1, 2006, based on the estimated grant-date fair value in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and (b) all awards granted subsequent to January 1, 2006, based on the estimated grant-date fair value in accordance with the provisions of SFAS No. 123(R).

Prior to January 1, 2006, as permitted by SFAS No. 123, the Company accounted for share-based payments to employees using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and accordingly, did not record compensation expense for stock options granted.  Results for prior periods have not been retrospectively restated.  Following is a pro forma summary of the Company's net income and earnings per share for the three and nine months ended September 24, 2005, as if the Company had determined compensation expense for share-based payments based under the recognition provisions of SFAS No. 123(R).

The Dixie Group, Inc. 3 Qtr. 2006 -10-Q

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) -- Cont'd.

	Three Months Ended	Nine Months Ended
	Sept. 24, 2005	Sept. 24, 2005
Net income, as reported	$1,221	$7,004
Stock compensation expense, net of taxes	(152)	(1,222)
Adjusted net income	$1,069	$5,782

Basic earnings per share, as reported	$0.10	$0.57
Stock compensation expense, net of taxes	(0.01)	(0.10)
Adjusted basic earnings per share	$0.09	$0.47

Diluted earnings per share, as reported	$0.09	$0.54
Stock compensation expense, net of taxes	(0.01)	(0.09)
Adjusted diluted earnings per share	$0.08	$0.45

The pro forma effect of applying SFAS No. 123(R) on net income and earnings per share shown above is not necessarily indicative of future results.

SFAS No. 123(R) requires that the excess tax benefits relating to compensation expense be reported as a financing cash flow, rather than as an operating cash flow as required under prior guidance.  Excess tax benefits of $258 were included in cash provided by financing activities for the nine months ended September 30, 2006 as compared to excess tax benefits of $956 included in cash provided by operating activities for the nine months ended September 24, 2005.

2006 Stock Award Plan

On May 3, 2006, the Company's shareholders' approved and adopted the Company's 2006 Stock Award Plan (the "2006 Plan") which provides for the issuance of a maximum of 800,000 shares of Common Stock and/or Class B Common Stock for the grant of stock-based or stock-denominated awards to directors of the Company, and to salaried employees of the Company and its participating subsidiaries.  The 2006 Plan superseded and replaced The Dixie Group, Inc. Stock Incentive Plan (the "2000 Plan"), which was terminated with respect to the granting of new awards.  Awards previously granted under the 2000 Plan will continue to be governed by the terms of that plan and were not affected by its termination.

Restricted Stock Awards

On June 6, 2006, the Company granted 125,000 shares of restricted stock to its Chief Executive Officer.  The award is intended to retain and motivate the Company's Chief Executive Officer over the term of the award and to bring his total compensation package closer to median levels for Chief Executive Officers of comparable companies.  The fair value of the award was $1,556, or $12.45 per share, equivalent to 92% of the market value of a share of the Company's Common Stock on the date the award was granted.  Such value was determined using a binomial model and will be expensed over the seven year term of the award.  Vesting of the shares is contingent on a 35% increase in the market value of the Company's Common Stock ("Market Condition") prior to June 5, 2011.  Additionally, vesting of shares requires the Chief Executive Officer to meet a continued service condition during the term of the award, with a two year minimum vesting period.  Shares subject to the award vest pro rata annually on the anniversary date the award was granted after the market condition and minimum vesting period are met.

In September 2006, the Company granted awards of 4,000 shares of restricted stock to key employees.  The grant-date fair value of the awards was $57, or $14.35 per share.  In February 2005, the Company granted awards of 67,180 shares of restricted stock to officers and other key employees.  The grant-date fair value of the awards was $1,200, or $17.86 per share.  Vesting of the share awards is subject to a continued service condition, with one-third of the shares vesting each year on the anniversary date the awards were granted.  The fair value of the awards of restricted stock was equal to the market value of the Company's Common Stock on the grant date.

The Dixie Group, Inc. 3 Qtr. 2006 -10-Q

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) -- Cont'd.

Number of Shares
Outstanding at December 31, 2005	57,990
Granted	129,000
Vested	(19,330)
Forfeited	---
Outstanding at September 30, 2006	167,660

As of September 30, 2006, unrecognized compensation cost related to unvested restricted stock was $2,000.  That cost is expected to be recognized over a period of 5.3 years.  The total fair value of shares vested during the nine months ended September 30, 2006 was approximately $251.

Stock Performance Units

Each of the Company's five non-employee directors receive 50% of their annual retainer ($12 in 2006) in Stock Performance Units under the Directors' Stock Plan.  Upon retirement, the Stock Performance Units vest and the Company issues Common Stock equivalent to the number of Stock Performance Units held.  The fair value of the awards of Stock Performance Units was equal to the market value of the Company's Common Stock on the grant date.  As of September 30, 2006, 36,442 Stock Performance Units were outstanding under this plan.

Stock Options

All currently unvested stock options issued under the Company's 2000 Plan were generally exercisable at a cumulative rate of 25% per year after the second year from the date the options were granted.  Any stock options granted under the Company's 2006 Plan will be exercisable for periods determined at the time the awards may be issued.  No options were granted under either of these plans during the nine months ended September 30, 2006.  The fair value of any options granted under the Company's 2006 Plan are expected to be estimated on the date of grant using the Black-Scholes model.  The assumptions used for stock option grants prior to adoption of SFAS No. 123(R) are described more fully in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Stock option activity for the nine months ended September 30, 2006 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2005	1,189,312	$10.78
Granted	---	---
Exercised	(125,340)	6.81
Forfeited	(16,875)	14.71
Outstanding at September 30, 2006	1,047,097	$11.19	6.10

Exercisable at September 30, 2006	986,235	11.48	6.10

At September 30, 2006, the market value of the Company's Common Stock exceeded the exercise price of all outstanding stock options by $3,901 and exercisable stock options by $3,395.  The market value of the Company's Common Stock exceeded the exercise price of the stock options exercised during the nine months ended September 30, 2006 and September 24, 2005 by $905 and $3,608, respectively.  At September 30, 2006, unrecognized compensation cost related to unvested options was $148.  Compensation costs expected to be recognized for unvested stock options are $29 in 2006, $76 in 2007, $35 in 2008 and $8 in 2009.

The Dixie Group, Inc. 3 Qtr. 2006 -10-Q

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) -- Cont'd.

NOTE D - RECEIVABLES

Receivables are summarized as follows:

	Sept. 30, 2006	Dec. 31, 2005
Customers, trade	$32,681	$30,174
Other	3,040	2,054
Gross receivables	35,721	32,228
Less allowance for doubtful accounts	(569)	(595)
Net receivables	$35,152	$31,633

The Company had notes receivable in the amount of $626 and $522 at September 30, 2006 and December 31, 2005, respectively.  The notes receivable are included in accounts receivable and other long-term assets in the Company's consolidated condensed balance sheets.

NOTE E - INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method, which generally matches current costs of inventory sold with current revenues, for substantially all inventories.

Inventories are summarized as follows:

	Sept. 30, 2006	Dec. 31, 2005
Raw materials	$25,882	$22,037
Work-in-process	17,674	17,498
Finished goods	41,763	40,959
Supplies, repair parts and other	475	480
LIFO	(9,370)	(8,103)
Total inventories	$76,424	$72,871

NOTE F - DISCONTINUED OPERATIONS

Following is a summary of the Company's discontinued operations:

	Three Months Ended					Nine Months Ended
		Sept. 30, 2006		Sept. 24, 2005		Sept. 30, 2006		Sept. 24, 2005
Net sales	$	---	$	---	$	---	$	---

Loss from discontinued operations:
Before income taxes		$(136)		$(50)		$(3,375)		$(851)
Income tax benefit		(50)		(18)		(1,238)		(312)
Loss from discontinued operations, net of tax		$(86)		$(32)		$(2,137)		$(539)

Income on disposal of discontinued operations:
Before income taxes	$	---	$	---	$	---		$1,320
Income tax provision		---		---		---		486
Income on disposal of discontinued operations, net of tax	$	---	$	---	$	---		$834

The Dixie Group, Inc. 3 Qtr. 2006 -10-Q

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) -- Cont'd.

The losses from discontinued operations for the first nine months of 2006 principally consist of settlement expenses associated with the termination of one of the Company's two defined benefit plans.  The terminated plan had been frozen as to new benefits since 1993 and was primarily related to businesses that had been sold or discontinued.  The losses from discontinued operations in 2005 principally consist of additional workers' compensation costs associated with the Company's factory-built housing carpet, needlebond and carpet recycling businesses sold in 2003 and 2004.  Income on disposal of discontinued operations in 2005 is the result of a recovery of a previously written-off note receivable related to certain cotton yarn and dyeing textile operations sold in 1999.  Operating results associated with the businesses sold are classified as discontinued operations for all periods presented.

NOTE G - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	Sept. 30, 2006	Dec. 31, 2005
Compensation and benefits	$6,028	$6,076
Accrued income taxes	1,618	1,856
Provision for customer rebates, claims and allowances	4,859	4,160
Outstanding checks in excess of cash	3,949	1,918
Other	5,096	4,285
Total accrued expenses	$21,550	$18,295

NOTE H - PRODUCT WARRANTY RESERVES

The Company provides varying warranties related to manufacturing defects and specific performance standards with respect to its products.  The Company records reserves for the estimated costs of defective products and failure of its products to meet applicable performance standards at the time sales are recorded. The levels of such reserves are established based primarily on historical experience and evaluation of pending claims.

Following is a summary of the Company's warranty activity:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2006	Sept. 24, 2005	Sept. 30, 2006	Sept. 24, 2005
Warranty reserve beginning of period	$1,214	$867	$1,109	$922
Warranty liabilities accrued	1,191	1,151	3,969	3,140
Warranty liabilities settled	(1,210)	(1,454)	(4,251)	(3,771)
Changes for pre-existing warranty liabilities	57	293	425	566
Warranty reserve end of period	$1,252	$857	$1,252	$857

NOTE I - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	Sept. 30, 2006	Dec. 31, 2005
Senior indebtedness
Credit line borrowings	$36,370	$32,949
Term loans	18,148	19,430
Equipment financing	9,799	4,341
Capital lease obligations	5,541	5,848
Mortgage note payable	6,826	6,987
Total senior indebtedness	76,684	69,555
Convertible subordinated debentures	22,162	24,662
Total long-term debt	98,846	94,217
Less current portion of long-term debt	(6,334)	(5,221)
Less current portion of capital lease obligations	(1,272)	(1,120)
Total long-term debt, less current portions	$91,240	$87,876

The Dixie Group, Inc. 3 Qtr. 2006 -10-Q

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) -- Cont'd.

During the nine months ended September 30, 2006, the Company borrowed $6,456 under equipment financing notes.  The equipment financing notes are secured by the specific equipment financed, bear interest ranging from 6.19% to 6.83% and are due in monthly installments of principal and interest over five to seven year terms.

In May 2006, the Company amended its senior loan and security agreement to increase the revolving credit portion of the facility and change certain definitions in the agreement to facilitate the increase in revolving credit.  As amended, the senior loan and security agreement matures on May 11, 2010 and provides the Company with $78,148 of credit, consisting of $60,000 of revolving credit and a $18,148 term loan.  The Company's long-term debt and capital lease facilities do not contain financial covenants that restrict the Company's operations; however, these facilities contain covenants that may limit dividends and repurchase of the Company's Common Stock to an aggregate of $3,000 annually and could limit future acquisitions.  Unused borrowing capacity under the senior loan and security agreement on September 30, 2006 was approximately $21,073.

NOTE J - DERIVATIVE FINANCIAL INSTRUMENTS

The Company is a party to an interest rate swap agreement with a notional amount of $30,000 through May 11, 2010.  Under the interest rate swap agreement, the Company pays a fixed rate of interest of 4.79% and receives in return a specified variable rate of interest.  The interest rate swap is linked to the Company's variable rate debt and is considered a highly effective hedge.  The fair value of the interest rate swap agreement is reflected on the Company's balance sheet and related gains and losses are deferred in Accumulated Other Comprehensive Loss ("AOCL").  Net unrealized gains included in AOCL were $87 at September 30, 2006.

The Company is also a party to an interest rate swap agreement through March 2013, which is linked to a mortgage note payable and considered a highly effective hedge.  Under the interest rate swap agreement, the Company pays a fixed rate of interest times a notional principal amount equal to the outstanding balance of the mortgage note, and receives in return an amount equal to a specified variable rate of interest times the same notional principal amount.  The fair value of the interest rate swap agreement is reflected on the Company's balance sheet and related gains and losses are deferred in AOCL.  As of September 30, 2006, the notional amount of the interest swap agreement was $6,826.  Under the terms of the swap agreement, the Company pays a fixed interest rate of 4.54% through March 2013, which effectively fixes the interest rate on the mortgage note payable at 6.54%.  Net unrealized gains included in AOCL were $92 at September 30, 2006.

The Company was party to an interest rate swap agreement which expired March 11, 2005.  Under the interest rate swap agreement, the Company paid a fixed rate of interest of 3.24% times a notional amount of $70,000, and received in return an amount equal to a specified variable rate of interest times the same notional amount.  The interest rate swap agreement was considered highly effective as a cash flow hedge by the Company until a significant portion of the related debt was retired in 2003.  At the time the interest rate swap agreement became ineffective, the Company wrote off to interest expense the portion of AOCL related to the debt retired.  Changes in the fair value of the interest rate swap agreement were marked to market through interest expense.  Amounts that remained in AOCL at the time the interest rate swap agreement became ineffective were amortized into earnings through interest expense over the remaining life of the interest rate swap agreement.

NOTE K - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) defined contribution plan covering substantially all associates.  The Company matches associates' contributions, on a sliding scale, up to a maximum of 5% of the associate's earnings.  The Company may make additional contributions to the plan if the Company attains certain performance targets.

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation.  The obligations owed to participants under this plan were $10,774 at September 30, 2006 and $10,217 at December 31, 2005 and are included in other liabilities in the Company's balance sheets. Assets of the retirement savings plan were $10,817 at September 30, 2006 and $9,688 at December 31, 2005 and are included in cash and cash equivalents and other assets in the Company's balance sheets.

The Company also sponsors a defined benefit retirement plan that covers a limited number of the Company's active associates.

The Dixie Group, Inc. 3 Qtr. 2006 -10-Q

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) -- Cont'd.

During June 2006, the Company completed the termination and distribution of assets of a defined benefit plan that had been frozen since 1993 as to new benefits.  A significant number of associates covered by this plan were previously employed by operations that were sold or discontinued.  Settlement expenses for the plan termination in the amount of $3,249, or $2,057, net of tax, were recognized in the quarter ended July 1, 2006.  Settlement expenses recorded in the Company's continuing operations were $228, net of tax, and $1,829, net of tax, of such expenses were recorded as a loss from discontinued operations.  The funds required to terminate the plan were $2,595.

Costs charged to continuing operations for all pension plans are summarized as follows:

	Three Months Ended
	Pension Benefit
	Sept. 30, 2006				Sept. 24, 2005
	Terminated Plan		Ongoing Plan	Total 2006	Terminated Plan		Ongoing Plan	Total 2005
Components of net periodic benefit costs:
Defined benefit plans
Service cost	$	---	$61	$61	$	---	$40	$40
Interest cost		---	50	50		5	32	37
Expected return on plan assets		---	(55)	(55)		---	(30)	(30)
Amortization of prior service cost		---	2	2		---	2	2
Recognized net actuarial loss		---	27	27		2	17	19
Net periodic benefit cost - defined benefit plans		---	85	85		7	61	68
Net periodic benefit cost - defined contribution plans		---	261	261		---	61	61
Net periodic benefit cost - total	$	---	$346	$346		$7	$122	$129

	Nine Months Ended
	Pension Benefit
	Sept. 30, 2006				Sept. 24, 2005
	Terminated Plan		Ongoing Plan	Total 2006	Terminated Plan		Ongoing Plan	Total 2005
Components of net periodic benefit costs:
Defined benefit plans
Service cost	$	---	$120	$120	$	---	$119	$119
Interest cost		33	99	132		14	96	110
Expected return on plan assets		(34)	(108)	(142)		---	(89)	(89)
Amortization of prior service cost		---	4	4		---	5	5
Recognized net actuarial loss		30	53	83		5	53	58
Settlement loss		359	---	359		---	---	---
Net periodic benefit cost - defined benefit plans		388	168	556		19	184	203
Net periodic benefit cost - defined contribution plans		---	787	787		---	582	582
Net periodic benefit cost - total		$388	$955	$1,343		$19	$766	$785

The Company sponsors a legacy postretirement benefit plan that provides life insurance to a limited number of associates as a result of a prior acquisition.  The Company also sponsors a postretirement benefit plan that provides medical and life insurance for a limited number of associates who retired prior to January 1, 2003. There was no periodic cost associated with these plans in the first nine months of 2006.

The Dixie Group, Inc. 3 Qtr. 2006 -10-Q

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) -- Cont'd.

Costs charged to continuing operations for all postretirement plans are summarized as follows:

	Three Months Ended			Nine Months Ended
	Sept. 30 2006		Sept. 24, 2005	Sept. 30, 2006		Sept. 24, 2005
Components of net periodic benefit costs:
Defined benefit plans
Service cost	$	---	$10	$	---	$30
Interest cost		---	20		---	60
Amortization of prior service costs		---	(10)		---	(30)
Net periodic benefit cost	$	---	$20	$	---	$60

Except for an additional $845 required to fund the terminated defined benefit plan in the quarter ended July 1, 2006, amounts contributed or expected to be contributed by the Company during the current fiscal year to its pension and postretirement plans are not anticipated to be significantly different than amounts disclosed in the Company's 2005 Annual Report filed on Form 10-K.

NOTE L - COMMON STOCK AND EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2006	Sept. 24, 2005	Sept. 30, 2006	Sept. 24, 2005
Income from continuing operations (1)	$2,703	$1,253	$6,533	$6,709

Denominator for calculation of basic earnings per share - weighted-average shares (2)	12,736	12,472	12,685	12,356

Effect of dilutive securities:
Stock options (3)	196	432	233	478
Restricted stock grants (3)	20	27	7	13
Directors' stock performance units (3)	30	15	28	21
Denominator for calculation of diluted earnings per share - weighted-average shares adjusted for potential dilution (2)(3)	12,982	12,946	12,953	12,868

Earnings per share:
Basic	$0.21	$0.10	$0.52	$0.54
Diluted	0.21	0.10	0.50	0.52

(1)

No adjustments needed in the numerator for diluted calculations.

(2)

Includes Common and Class B Common shares in thousands.

(3)

Because their effects are anti-dilutive, excludes shares issuable under stock based plans where the grant price or unrecognized compensation benefit is greater than the average market price of Common Shares outstanding at the end of the relevant period and shares issuable on conversion of subordinated debentures into shares of Common Stock.  Aggregate shares excluded were 1,232 and 1,030, respectively, during the three and nine months of 2006 and 785 and 800 during the three and nine months of 2005.

The Dixie Group, Inc. 3 Qtr. 2006 -10-Q

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) -- Cont'd.

NOTE M - COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2006	Sept. 24, 2005	Sept. 30, 2006	Sept. 24, 2005
Net income	$2,617	$1,221	$4,396	$7,004
Other comprehensive income:
Unrealized gain (loss) on interest rate swap agreements:
Before income taxes	(779)	---	419	179
Income taxes	(296)	---	159	76
Net of taxes	(483)	---	260	103

Change in additional minimum pension liability:
Before income taxes	---	---	2,503	---
Income taxes	---	---	951	---
Net of taxes	---	---	1,552	---

Comprehensive income	$2,134	$1,221	$6,208	$7,107

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Minimum Pension Liability	Interest Rate Swaps	Total
Balance at December 31, 2005	$(2,806)	$(81)	$(2,887)
Unrealized gain on interest rate swap agreements, net of tax of $159	---	260	260
Change in additional minimum pension liability, net of tax of $951	1,552	---	1,552
Balance at September 30, 2006	$(1,254)	$179	$(1,075)

The Dixie Group, Inc. 3 Qtr. 2006 -10-Q

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) -- Cont'd.

NOTE N - OTHER (INCOME) EXPENSE

Other (income) expense is summarized as follows:

	Three Months Ended				Nine Months Ended
		Sept. 30, 2006		Sept. 24, 2005	Sept. 30, 2006		Sept. 24, 2005
Other operating income:
Insurance settlements and refunds	$	---	$	---	$(353)	$	---
Miscellaneous income		(29)		(6)	(246)		(230)
Other operating income		$(29)		$(6)	$(599)		$(230)

Other operating expense:
Retirement expenses		$109		$70	$354		$250
Miscellaneous expense		62		15	104		148
Other operating expense		$171		$85	$458		$398

Other income:
Interest income		$(7)		$(3)	$(108)		$(105)
Dispute settlement		---		---	---		(107)
Miscellaneous income		(7)		(6)	(14)		(30)
Other income		$(14)		$(9)	$(122)		$(242)

Other expense:
Miscellaneous expense		$53		$21	$107		$67
Other expense		$53		$21	$107		$67

NOTE O - INCOME TAXES

During the three and nine months ended September 30, 2006, and September 24, 2005, the Company concluded a Federal income tax examination covering the fiscal year 2003 and a number of state income tax examinations.  As a result of concluding these examinations and expiration of tax statutes of limitations, the Company reduced its tax contingency reserves.  The Company also recognized Federal and State income tax credits during these periods and received non-taxable life insurance benefits during the first quarter of 2006.  As a result of these adjustments, income tax credits and non-taxable income, the Company's effective tax rate was reduced to 28.3% and 27.8%, respectively, for the three and nine months ended September 30, 2006 and 21.5% and 34.3% for the three and nine months ended September 24, 2005.

NOTE P - SUBSEQUENT EVENT

On October 25, 2006, the Company amended its senior loan and security agreement to reduce the credit spreads applicable for base rate and LIBOR borrowings under the agreement by 0.25% and to reduce the maximum credit spreads that could be applicable to such borrowings by 0.50%.

The Dixie Group, Inc. 3 Qtr. 2006 -10-Q

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

RESULTS OF OPERATIONS

The following table sets forth certain elements of our continuing operating results as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2006	Sept. 24, 2005	Sept. 30, 2006	Sept. 24, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.3%	70.7%	71.5%	69.4%

Gross profit	29.7%	29.3%	28.5%	30.6%
Selling and administrative expenses	22.8%	25.1%	22.8%	24.3%

Other operating income	(0.0)%	(0.0)%	(0.3)%	(0.1)%
Other operating expense	0.2%	0.1%	0.2%	0.2%

Operating income	6.7%	4.1%	5.8%	6.2%

Net Sales.  Net sales for the quarter ended September 30, 2006 were $83.6 million, up 9.1% from net sales of $76.7 million in the year-earlier quarter. Net sales for the first nine months of 2006 were $250.8 million, up 8.7% from net sales of $230.8 million in the first nine months of 2005.

Net sales in our carpet operations increased by 8.2% in the third quarter of 2006 and 9.7% for the first nine months of 2006 compared with the same periods in 2005.  During the three and nine month periods ended September 30, 2006, net sales of residential products rose 10.5% and 9.6%, respectively, and net sales of commercial products improved 3.5% and 9.7%, compared with the same periods in 2005.  Driven by strong demand for our Dixie Home residential and Masland commercial products, unit sales of broadloom carpet reflected year-over-year growth of 5% in the third quarter and 12% for the first nine months of 2006.

Net sales from our carpet yarn and carpet dyeing and finishing operations represent approximately 5% of our total sales and are not significant to the Company's total business.  Net sales from these operations increased approximately 23% in third quarter of 2006 and declined 6% for the first nine months of 2006, compared with the same periods in the prior year.

Cost of Sales.  Cost of sales, as a percentage of net sales, decreased 0.4 percentage points in the quarter ended September 30, 2006 compared with the same period in 2005.  The decrease is primarily the result of the cost of weather related events in the third quarter of 2005 that did not repeat in 2006 and improved product quality.  These improvements more than offset the effect of increases in raw material costs and start up cost of our modular carpet tile operation.

For the first nine months of 2006 cost of sales, as a percentage of net sales, reflected a 2.1 percentage point year-over-year increase. The increase is primarily attributable to expenses in the first half of 2006 related to the start-up of our new tufting and modular/carpet tile operations, product quality issues, termination of the largest of our two defined benefit retirement plans and higher raw material costs.  A significant portion of the quality issues were related to outsourcing of tufting production prior to June 2006 when our new North Georgia tufting operation began operating on a full schedule.

Raw material costs were higher in the third quarter and the first nine months of 2006 due to increases in raw material prices in the fourth quarter of 2005 and in July of this year. Selling prices were increased in response to the higher raw material costs; however, it typically takes two to three months to fully implement selling price increases. The full effect of the higher selling prices will not be realized until the fourth quarter of this year.

The Dixie Group, Inc. 3 Qtr. 2006 -10-Q

Gross Profit.  Gross profit increased $2.4 million in the quarter ended September 30, 2006 and $0.9 million during the first nine months of 2006 compared with the same periods in 2005. The increase in gross profit reflects higher net sales volume and the effect of the factors described above that affected cost of sales as a percentage of net sales.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $116 thousand in the third quarter of 2006 and increased $1.0 million for the first nine months of 2006, compared with the same periods in 2005.  As a percentage of net sales, these expenses decreased year-over-year in both the third quarter and first nine months of 2006 as a result of higher net sales volume and tight control of discretionary spending.

Other Operating Income/Other Operating Expense.  Other operating income and other operating expense were not significant in the third quarter or first nine months of either 2006 or 2005.

Operating Income.  Operating income was $5.6 million, or 6.7% of sales, in the quarter ended September 30, 2006, compared with $3.2 million, or 4.1% of sales, in the earlier year period.  The $2.4 million improvement in operating income is primarily attributable to the higher level of net sales and control of selling and administrative expenses.  For the first nine months of 2006, operating income was $14.5 million, or 5.8% of sales compared with $14.4 million, or 6.2% of sales during the same period in 2005.  The improved operating profit reflects the effect of higher net sales volume and control of selling and administrative expenses.

Interest Expense.  Interest expense increased in the third quarter and first nine months of 2006 compared with the same periods in 2005 principally due to higher levels of debt in 2006.

Other Income/Other Expense.  Other income and other expense were not significant in the third quarter or first nine months of either 2006 or 2005.

Income Tax Provision.  Our effective income tax rate was 28.3% and 27.8%, respectively, for three and nine months ended September 30, 2006, compared with 21.5% and 34.3%, respectively, for the three and nine months ended September 24, 2005.  The decrease in the effective income tax rates compared with statutory rates is principally due to reductions in our tax contingency reserve as a result of a federal and state revenue examinations resolved during 2006 and 2005 and expiration of tax statue of limitations.  The effective income tax rate was also affected by the level of federal and state income tax credits recognized during the respective periods and the effect of non-taxable life insurance benefits during the first quarter of 2006.

Income From Continuing Operations.  Income from continuing operations was $2.7 million, or $0.21 per diluted share, for the quarter ended September 30, 2006 compared with $1.3 million, or $0.10 per diluted share, for the quarter ended September 24, 2005.  Income from continuing operations was $6.5 million, or $0.50 per diluted share, for the first nine months of 2006 compared with $6.7 million, or $0.52 per diluted share, for the first nine months of 2005.

Net Income.  Discontinued operations reflected a loss of $86 thousand, or $0.01 per diluted share, in the third quarter of 2006 and a loss of $2.1 million, or $0.16 per diluted share, for the first nine months of 2006. The discontinued operations loss for the first nine months of 2006 included settlement expenses of $1.8 million, net of tax, or $0.15 per diluted share to terminate a defined benefit plan in the second quarter of 2006.  In 2005, discontinued operations reflected a loss of $32 thousand, or $0.01 per diluted share, in the third quarter and income of $295 thousand, or $0.02 per diluted share, for the first nine months.

Including discontinued operations, net income was $2.6 million, or $0.20 per diluted share, in the quarter ended September 30, 2006 compared with net income of $1.2 million, or $0.09 per diluted share, for the quarter ended September 24, 2005. For the first nine months of 2006, net income was $4.4 million, or $0.34 per diluted share, compared with $7.0 million, or $0.54 per diluted share, for the first nine months of 2005.

Our product offerings are concentrated in the higher end of the residential and commercial floorcovering markets which we believe have grown faster than the overall carpet industry.  Recent softness in the United States’ housing market appears to have reduced new housing starts as well as sales of existing housing.  Despite these broad, negative economic trends, our sales increased in the third quarter, first nine months, and into October of this year, compared with same periods in 2005.  However, order entry levels, compared to October a year ago, have softened.  In addition to the weakness the carpet industry is experiencing, we believe the order entry comparison was affected by selling price increases a year ago that appeared to have significantly increased October 2005 order entry levels.  At this time, it is uncertain what long term effect the housing downturn will have on our business.

The Dixie Group, Inc. 3 Qtr. 2006 -10-Q

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2006, cash generated from operating activities was $9.2 million and was supplemented by $4.6 million in additional debt and $0.9 million of funds from Common Stock issued under stock option plans. These funds were used to purchase $13.8 million of capital assets and to finance our operations, including additional working capital to support revenue growth and $2.6 million of funds required to terminate a defined benefit retirement plan.  $6.5 million of the capital expenditures were financed through equipment financing notes, which bear interest ranging from 6.19% to 6.83%, have terms of five to seven years and are due in monthly installments of principal and interest.

Capital expenditures for the nine month period ended September 30, 2006 were $13.8 million while depreciation and amortization was $8.6 million.  We expect capital expenditures to be approximately $16.0 million for fiscal 2006 while depreciation and amortization is expected to be approximately $11.2 million.  Capital expenditures in 2006 are primarily related to new tufting equipment and manufacturing technology, including the expenditures to complete our North Georgia tufting facility and to a lesser extent, new information systems.

In May 2006, we amended our senior loan and security agreement to increase the revolving credit portion of the facility by $10.0 million, from $50.0 million to $60.0 million and change certain definitions in the agreement to facilitate the increase in the revolving credit facility.  The senior loan and security agreement was further amended on October 25, 2006 to reduce the credit spreads for base rate or LIBOR borrowings under the credit agreement by 0.25% and reduce the maximum credit spreads that could be applicable to such borrowings by 0.50%.

The unused borrowing capacity under our senior loan and credit agreement on September 30, 2006 was approximately $21.1 million.

We believe our operating cash flows and credit availability under our senior loan and credit agreement are adequate to finance our anticipated liquidity requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").  FIN 48 clarified the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes."  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on accounting for adjustments of a previously recognized tax position, classification, interest and penalties, taxes in interim periods and disclosures.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are currently in the process of evaluating the impact of FIN 48 on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157").  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We do not expect the adoption of SFAS No. 157 to have a material effect on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statement No. 87, 88, 106 and 132(R)" ("SFAS No. 158").  SFAS No. 158 requires recognition of the funded status of defined benefit plans in statements of financial position.  It also requires recognition in comprehensive income  of changes in the funding status of such plans during the year a change occurs, as well as modifies the timing of reporting and  disclosures requirements.  SFAS No. 158 is effective for recognition of funding status and disclosure as of the end of the fiscal year ending after December 15, 2006.  The measurement of defined benefit plan assets and benefit obligations under SAFS No. 158 is effective for fiscal years ending after December 15, 2008.  We do not expect the adoption of SFAS No. 158 to have a material effect on our financial statements.  If we had adopted SFAS No. 158 as of December 31, 2005, application of this standard would have decreased other liabilities by approximately $1.0 million and increased accumulated other comprehensive income by approximately $1.0 million.  We participate in limited sponsorship of defined benefit plans and defined post-retirement benefit plans (See Note K).

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108").  SAB No. 108 eliminates the diversity of practice surrounding how public companies quantify misstatements in prior year financial statements.  Staff Accounting Bulletin No. 108 requires quantification of

The Dixie Group, Inc. 3 Qtr. 2006 -10-Q

misstatements in prior year financial statements based on the effects of the misstatements on the company's financial statements and the related financial statement disclosures during the period a misstatement is corrected.  SAB No. 108 is effective for fiscal years ending after November 15, 2006.  We do not expect the adoption of SAB No. 108 to have a material effect on our financial statements.

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The statement applies to all voluntary changes in accounting principles and changes the requirements for accounting and reporting a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods' financial statements of voluntary changes in accounting principles unless such retrospective application is impracticable.  SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005.  The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement.  The adoption of SFAS No. 154 did not have a material effect on our financial statements.

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

FORWARD-LOOKING INFORMATION

This Report contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include the use of terms or phrases that include such terms as "expects," "estimated," "projects," "believes," "anticipates," "intends," and similar terms and phrases. Such terms or phrases relate to, among other matters, our future financial performance, business prospects, growth strategies or liquidity. The following important factors may affect our future results and could cause those results to differ materially from our historical results. These factors include, in addition to those detailed above under the heading "Certain Factors Affecting the Company's Performance", the cost and availability of capital and raw materials, transportation costs related to petroleum price levels, the cost and availability of energy supplies, the loss of a significant customer or group of customers, materially adverse changes in economic conditions generally in carpet, rug and floor covering markets we serve and other risks detailed from time to time in our filings with the Securities and Exchange Commission.

The Dixie Group, Inc. 3 Qtr. 2006 -10-Q

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

At September 30, 2006, the Company had an interest rate swap agreement linked to its mortgage note payable with a notional amount equal to the outstanding balance of the mortgage note ($6,826 at September 30, 2006) which expires in March of 2013.  Under the interest rate swap agreement, the Company pays interest at a fixed rate of 4.54% of interest times the notional amount and receives in return an amount equal to a specified variable rate of interest times the same notional amount.  The swap agreement effectively fixes the interest rate on the mortgage note payable at 6.54% and is considered a highly effective hedge.

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

At September 30, 2006, $24,518, or approximately 25%, of the Company's total debt was subject to floating interest rates.  A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact on the Company's net income of approximately $118.

Item 4 - Controls and Procedures

As of September 30, 2006, our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management concluded that disclosure controls and procedures were effective.

No significant changes in our internal control over financial reporting occurred during the quarter covered by this report that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. These inherent limitations are known features of the financial reporting process; therefore, it is not possible to design into the process safeguards to eliminate all risk.

The Dixie Group, Inc. 3 Qtr. 2006 -10-Q

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

The Dixie Group, Inc. 3 Qtr. 2006 -10-Q

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
None.

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
None.

Item 5 - Other Information
None.

The Dixie Group, Inc. 3 Qtr. 2006 -10-Q

Item 6 - Exhibits
(a)	Exhibits
	(i)	Exhibits Incorporated by Reference

	(ii)	Exhibits Filed with this Report

		31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Dixie Group, Inc. 3 Qtr. 2006 -10-Q

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIXIE GROUP, INC.
(Registrant)

Date: November 9, 2006	By: /s/ GARY A. HARMON
Gary A. Harmon Vice President and Chief Financial Officer

Date: November 9, 2006	By: /s/ D. EUGENE LASATER
D. Eugene Lasater Controller

The Dixie Group, Inc. 3 Qtr. 2006 -10-Q