Form 10-K
period 2006-12-30
DIXIE GROUP INC
filed 2007-03-09
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________.

Commission File Number 0-2585

The Dixie Group, Inc.
(Exact name of registrant as specified in its charter)
Tennessee		62-0183370
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
104 Nowlin Lane, Suite 101 Chattanooga, TN 37421
(Address of principal executive offices)
(423) 510-7000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Title of each class		Name of each exchange on which registered
Common Stock, $3.00 Par Value		None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐

Yes

☑

No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

☐

Yes

☑

No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer   ☐   Accelerated filer    ☑   Non-accelerated filer     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐

Yes

☑

No

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K (Continued)

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2006 (the last business day of the registrant's most recently completed fiscal second quarter) was approximately $133,500,000.  The aggregate market value was computed by reference to the closing price of the Common Stock on such date.  In making this calculation, the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding Common Stock, and no other persons, are affiliates.  No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of February 12, 2007
Common Stock, $3.00 Par Value	12,112,819 shares
Class B Common Stock, $3.00 Par Value	829,825 shares
Class C Common Stock, $3.00 Par Value	0 shares

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the following document is incorporated by reference:

Proxy Statement of the registrant for annual meeting of shareholders to be held May 2, 2007 (Part III).

PART I

ITEM 1.     BUSINESS

General

Our business consists principally of marketing, manufacturing and selling carpet and rugs to high-end residential and commercial customers through the Fabrica International, Masland Carpets and the Dixie Home brands.  We utilize a small amount of our manufacturing capacity to process yarns and provide carpet dyeing and finishing services for independent carpet manufacturers.

Our Recent History

Beginning in 1993, we entered the soft floorcovering business, using our carpet yarn business as a base, with the acquisition of Carriage Industries and Masland Carpets.  Over the next seven years we made six additional floorcovering acquisitions concluding with our acquisition of Fabrica International and an interest in the dyeing and finishing operations of Chroma Systems Partners ("Chroma") on July 1, 2000.  Our floorcovering acquisitions were partially financed by selling assets of our textile products businesses.  In 1999, we sold the last of our textile product assets to complete our transformation from the textile products business to a marketer and manufacturer of soft floorcovering products.

During the years 2000 through 2003, our profitability was adversely affected by a significant decline in the factory-built housing industry and operational inefficiencies associated with assimilating acquisitions into our North Georgia carpet operations.  Our commitment to our brands, the upper-end of the floorcovering market and our desire to reduce our outstanding debt, led to the sale of our extrusion operation in 2001 and our North Georgia factory-built housing carpet, needlebond and carpet recycling businesses and related assets in 2003.  In early 2004, we sold a carpet yarn facility located in Ringgold, Georgia that was a significant supplier of spun yarns to our North Georgia carpet operations.

The sale of these businesses and assets allowed us to substantially reduce our debt, diversify our customer base and focus on our core competencies in the upper-end of the soft floorcovering market where we believe we have strong brands and competitive advantages with our style and design capabilities and customer relationships.

Although smaller as a result of these sales, our business is growing, is more profitable and has greater growth potential.  It is concentrated in areas of the soft floorcovering markets where innovative styling, design, color, quality and service, as well as limited distribution, are welcomed and rewarded.  Through Masland, Fabrica, and Dixie Home, we have a significant presence in the high-end of the residential and commercial soft floorcovering markets.  Our brands are well known, highly regarded and complementary; by being differentiated, we offer meaningful alternatives to the discriminating customer.

Our Business Units

We are in one line of business, Carpet Manufacturing.

Fabrica

Fabrica, founded in 1977, markets and manufactures luxurious residential carpet and custom rugs, at selling prices that we believe are approximately four and one half times the average for the soft floorcovering industry.  Their primary customers are interior decorators and designers, selected retailers and furniture stores, luxury home builders and manufacturers of luxury motor coaches and yachts.  Fabrica is among the leading premium brands in the domestic marketplace and is known for styling innovation and unique colors and patterns.  Fabrica is viewed by the trade as a premier brand and resource for very high-end carpet.  Fabrica also is known as a styling trendsetter and a market leader in the very high-end residential sector.  Fabrica accounted for approximately 18% of our sales in 2006.

Masland

Masland Carpets, founded in 1866, manufactures and markets residential and commercial products.

Masland Residential markets and manufactures design-driven specialty carpets and rugs for the high-end residential marketplace.  Their residential broadloom carpet products are marketed at selling prices that we believe are approximately more than three and one half times the average for the soft floorcovering industry.  Their products are marketed through the interior design community, as well as to consumers through specialty floorcovering retailers.  Masland Residential accounted for approximately 27% of our sales in 2006.  Masland Residential has strong brand recognition within the upper-end residential market.  Masland Residential competes through innovative styling, color, product design, quality and service.

Masland Contract markets and manufactures broadloom and modular carpet (carpet tiles) for the specified commercial marketplace.  Their commercial products are marketed through the architectural and specifier community and directly to commercial end users, as well as to consumers through specialty floorcovering retailers.  Masland Contract, which began in 1993, accounted for approximately 30% of our sales in 2006.  Masland Contract has strong brand recognition within the upper-end contract market.  Masland Contract competes through innovative styling, color, patterns, quality and service.

Dixie Home

Dixie Home was introduced in 2003 as a brand to provide stylishly designed, differentiated products that offer affordable fashion to residential consumers.  Dixie Home markets an array of tufted broadloom residential carpet to selected retailers and home centers under the Dixie Home and private label brands.  Their objective is to make the Dixie Home brand the products of choice for styling, service and quality in the more moderately priced sector of the high-end broadloom residential carpet market.  Their products are marketed at selling prices which we believe are approximately two times the average for the soft floorcovering industry.  Dixie Home's products have been well received in the marketplace and are expected to have significant growth potential.  Dixie Home accounted for approximately 21% of our sales in 2006.

Industry

The carpet and rug industry has two primary markets, residential and commercial, with the residential market making up the largest portion of the industry's sales.  A substantial portion of industry shipments is made in response to replacement demand.  Residential products consist of broadloom carpets and rugs in a broad range of styles, colors and textures.  Commercial products consist primarily of broadloom carpet and carpet tiles for a variety of institutional applications such as office buildings, restaurant chains, schools and other commercial establishments.  The carpet industry also manufactures carpet for the automotive, recreational vehicle, small boat and other industries.

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

Competition

The floorcovering industry is highly competitive.  We compete with other carpet manufacturers and rug manufacturers and other types of floorcoverings.  Despite the industry consolidation, a large number of smaller manufacturers remain.  We believe our products are among the leaders in styling and design in the high-end residential and high-end commercial carpet markets.  However, a number of manufacturers produce competitive products and some of these manufacturers have greater financial resources than we do.

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

Backlog

Sales order backlog is not material to an understanding of our business, due to relatively short lead times for order fulfillment for the markets served by the vast majority of our products.

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

Customer and Product Concentration

No single customer accounts for more than 10 percent of our sales and we do not make a significant amount of sales to foreign countries.  We do not believe that we have any single class of products that accounts for more than 10 percent of our sales.  However, our sales may be classified by significant markets, and such information for the past three years is summarized as follows:

	2006	2005	2004

Residential floorcovering products	65%	64%	64%
Commercial floorcovering products	30%	30%	29%
Carpet yarn products and carpet dyeing and finishing services	5%	6%	7%

Seasonality

Our sales volumes historically have normally reached their highest levels in the fourth quarter (approximately 28% of our annual sales) and their lowest levels in the first quarter (approximately 22% of our annual sales), with the remaining sales being distributed relatively equally between the second and third quarters.  Working capital requirements have normally reached their highest levels in the second and third quarters of the year.

Environmental

Our operations are subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment.  The costs of complying with environmental protection laws and regulations have not had a material adverse impact on our financial condition or results of operations in the past and are not expected to have a material adverse impact in the future.  See "Risk Factors” in Item 1A of this report.

Raw Materials

We obtain our raw materials from a number of domestic suppliers.  Man-made yarns are purchased from major chemical companies.  Where possible, we pass raw material price increases through to our customers; however, there can be no assurance that price increases can be passed through to customers and that increases in raw material prices will not have an adverse effect on our profitability.  See "Risk Factors” in Item 1A of this report.  We purchased a significant portion of our raw materials (nylon yarn) from one supplier.  We believe there are other sources of nylon yarn; however, an unanticipated termination or interruption of our supply arrangements could adversely affect our supply arrangements and could be material.  See "Risk Factors” in Item 1A of this report.

Utilities

We use electricity as our principal energy source, with oil or natural gas used in some facilities for finishing operations as well as heating.  We have not experienced any material problem in obtaining adequate supplies of electricity, natural gas or oil.  Energy shortages of extended duration could have an adverse effect on our operations, and price volatility could negatively impact future earnings.  See "Risk Factors” in Item 1A of this report.

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

The U.S. floorcovering industry is cyclical and is influenced by a number of general economic factors.  The floorcovering industry in general is dependent on residential and commercial construction activity, including new construction as well as remodeling. New construction is cyclical in nature. To a somewhat lesser degree, this also is true with residential and commercial remodeling.  A prolonged decline in any of these industries could have a material adverse effect on our business, financial condition and results of operations. The level of activity in these industries is significantly affected by numerous factors, all of which are beyond our control, including among others:

•

consumer confidence;
•

housing demand;
•

financing availability;
•

national and local economic conditions;
•

interest rates;
•

employment levels;
•

changes in disposable income;
•

commercial rental vacancy rates; and
•

federal and state income tax policies.

Our product concentration in the higher-end of the residential and commercial markets could significantly affect the impact of these factors on our business.

We face intense competition in our industry, which could decrease demand for our products and could have a material adverse effect on our profitability.

The floorcovering industry is highly competitive.  We face competition from a number of domestic manufacturers and independent distributors of floorcovering products and, in certain product areas, foreign manufacturers.  There has been significant consolidation within the floorcovering industry during recent years that has caused a number of our existing and potential competitors to be larger and have greater resources and access to capital than we do.  Maintaining our competitive position may require us to make substantial additional investments in our product development efforts, manufacturing facilities, distribution network and sales and marketing activities, which may be limited by our access to capital, as well as restrictions set forth in our credit facilities.  Competitive pressures may also result in decreased demand for our products and in the loss of market share.  In addition, we face, and will continue to face, pressure on sales prices of our products from competitors.  As a result of any of these factors, there could be a material adverse effect on our sales and profitability.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

The following table lists the Company's facilities according to location, type of operation and approximate total floor space as of February 12, 2007:

Location	Type of Operation	Approximate Square Feet

Administrative:
Dalton, GA*	Administrative	16,000
Saraland, AL	Administrative	29,000
Santa Ana, CA*	Administrative	10,500
Chattanooga, TN*	Administrative	3,500
	Total Administrative	59,000

Manufacturing and Distribution:
Atmore, AL	Carpet Manufacturing, Distribution	593,000
Saraland, AL	Carpet Tile Manufacturing, Distribution	384,000
Saraland, AL*	Samples/Rug Manufacturing, Distribution	264,000
Roanoke, AL	Carpet Yarn Processing	201,000
Santa Ana, CA*	Carpet/Rug Manufacturing	98,000
Santa Ana, CA	Carpet Dyeing, Finishing and Distribution	204,000
Eton, GA	Carpet Manufacturing, Distribution	408,000
	Total Manufacturing and Distribution	2,152,000

	TOTAL	2,211,000

*  Leased properties

In addition to the facilities listed above, the Company leases various office spaces.

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

There were no matters submitted to a vote of the shareholders during the fourth quarter 2006.

Pursuant to instruction G of Form 10-K the following is included as an unnumbered item to PART I.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and offices held by the executive officers of the registrant as of February 22, 2007, are listed below along with their business experience during the past five years.

Name, Age and Position	Business Experience During Past Five Years

Daniel K. Frierson, 65 Chairman of the Board, and Chief Executive Officer, Director

Director since 1973, Chairman of the Board since 1987 and Chief Executive Officer since 1980. He serves on the Company's Executive Committee and is Chairman of the Company's Retirement Plans Committee.  He also serves as Director of Astec Industries, Inc. headquartered in Chattanooga, Tennessee; and Louisiana-Pacific Corporation headquartered in Nashville, TN.

Gary A. Harmon, 61 Vice President and Chief Financial Officer	Vice President and Chief Financial Officer since January 2000. Treasurer 1993 to 2000. Director of Tax and Financial Planning, 1985 to 1993.

David E. Polley, 72 Vice President Marketing

Vice President of Marketing since December 2006.  Vice President of Marketing and President, Dixie Home from November of 2002 to 2006.  President, Residential Division of Mohawk Industries, Inc. from 1998 to 2002.  President of World Carpets from 1991 to 1998.  Prior to 1991, President of Lee's Residential Carpet Business.

Paul B. Comiskey, 55 Vice President and President, Dixie Home

Vice President and President, Dixie Home since February 2007.  President, Dixie Home since December 2006.  Senior Vice President of Residential Sales, Mohawk Industries, Inc. from 1998 to 2006.  Executive Vice President of Sales and Marketing for World Carpets from 1996 to 1998.

Kenneth L. Dempsey, 48 Vice President and President, Masland Contract	Vice President and President, Masland Contract since February 2005. Vice President and President, Masland Carpets, 1997 to 2005. Vice President of Marketing, Masland, 1991 to 1996.

D. Kennedy Frierson, Jr., 40 Vice President and President, Masland Residential

Vice President and President Masland Residential since February 2006. President Masland Residential since December 2005. Executive Vice President and General Manager, Dixie Home, 2003 to 2005.  Business Unit Manager, Bretlin, 2002 to 2003.

Craig S. Lapeere, 57 Vice President and President, Fabrica International

Vice President and President Fabrica International since December 2005.  Vice President and President, Masland Residential, February 2005 to December 2005.  Vice President of Sales, Masland Carpets, 1998 to 2005.

W. Derek Davis, 56 Vice President, Human Resources	Vice President of Human Resources since January 1991. Corporate Employee Relations Director, 1990 to 1991.

Jon A. Faulkner, 46 Vice President Planning and Development	Vice President of Planning and Development since February 2002. Executive Vice President of Sales and Marketing for Steward, Inc. from 1997 to 2002.

D. Wayne Pattillo, 62 Vice President Manufacturing

Vice President Manufacturing since February 2005.  Executive Vice President of Manufacturing for East Coast manufacturing, 2003 to 2005.  Prior to 2003, Executive Vice President of Manufacturing, North Georgia Operations.

Christopher N. Riley, 59 Vice President, Product Quality and Development	Vice President, Product Development and Quality since November 2006. Vice President Product Development 1998 to 2006. Vice President of Sales of Candlewick Yarns from 1988 to 1997.

D. Eugene Lasater, 56 Controller	Controller since 1988.

Starr T. Klein, 64 Secretary	Secretary since November 1992. Assistant Secretary, 1987 to 1992.
The executive officers of the registrant are generally elected annually by the Board of Directors at its first meeting held after each annual meeting of the Company's shareholders.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock trades on the NASDAQ Global Market under the symbol DXYN.  No market exists for the Company's Class B Common Stock.

As of February 12, 2007, the total number of holders of the Company's Common Stock was approximately 4,850, including an estimated 4,300 shareholders who hold the Company's Common Stock in nominee names, but excluding approximately 925 participants in the Company's 401(k) plan who may direct the voting of the shares allocated to their accounts.  The total number of holders of the Company's Class B Common Stock was 12.

Recent Sales of Unregistered Securities

None.

Quarterly Financial Data, Dividends and Price Range of Common Stock

Following are quarterly financial data, dividends and price range of Common Stock for the four quarterly periods in the years ended December 30, 2006 and December 31, 2005.  Totals of the quarterly information for each of the years reflected below may not necessarily equal the annual totals.  The discussion of restrictions on payment of dividends is included in Note G to the Consolidated Financial Statements included herein.

THE DIXIE GROUP, INC.
QUARTERLY FINANCIAL DATA, DIVIDENDS AND PRICE RANGE OF COMMON STOCK
(unaudited)
(dollars in thousands, except per share data)

	2006 QUARTERS
	1st	2nd	3rd	4th

Net sales	$79,173	$88,046	$83,606	$80,275
Gross profit	22,199	24,464	24,845	24,044
Operating income	3,168	5,767	5,606	4,979
Income from continuing operations	926	2,904	2,703	3,234
Income (loss) from discontinued operations	(91)	(1,960)	(86)	72
Income on disposal of discontinued operations	---	---	---	---
Net income	835	944	2,617	3,306

Basic earnings (loss) per share:
Continuing operations	0.07	0.23	0.21	0.25
Discontinued operations	---	(0.16)	---	0.01
Disposal of discontinued operations	---	---	---	---
Net income	0.07	0.07	0.21	0.26
Diluted earnings (loss) per share:
Continuing operations	0.07	0.22	0.21	0.25
Discontinued operations	(0.01)	(0.15)	(0.01)	---
Disposal of discontinued operations	---	---	---	---
Net income	0.06	0.07	0.20	0.25

Dividends:
Common Stock	---	---	---	---
Class B Common Stock	---	---	---	---

Common Stock Prices:
High	16.55	15.26	15.55	14.92
Low	12.62	11.44	10.75	11.80

	2005 QUARTERS
	1st	2nd	3rd	4th

Net sales	$72,034	$82,073	$76,661	$87,759
Gross profit	22,043	26,148	22,453	25,874
Operating income	4,293	6,935	3,161	5,455
Income from continuing operations	1,872	3,584	1,253	3,254
Loss from discontinued operations	(412)	(95)	(32)	(122)
Income on disposal of discontinued operations	834	---	---	---
Net income	2,294	3,489	1,221	3,132

Basic earnings (loss) per share:
Continuing operations	0.15	0.29	0.10	0.26
Discontinued operations	(0.03)	(0.01)	---	(0.01)
Disposal of discontinued operations	0.07	---	---	---
Net income	0.19	0.28	0.10	0.25
Diluted earnings (loss) per share:
Continuing operations	0.15	0.28	0.10	0.25
Discontinued operations	(0.03)	(0.01)	(0.01)	(0.01)
Disposal of discontinued operations	0.06	---	---	---
Net income	0.18	0.27	0.09	0.24

Dividends:
Common Stock	---	---	---	---
Class B Common Stock	---	---	---	---

Common Stock Prices:
High	19.40	18.05	18.42	16.82
Low	16.65	14.84	16.12	12.83

Shareholder Return Performance Presentation

The Company has elected to compare its performance to two different industry indexes published by Dow Jones, Inc.  The first of these is the Dow Jones Furnishings Index, which is composed of 9 publicly traded companies classified by Dow Jones in the furnishings industry.  The second is the Dow Jones Building Materials & Fixtures Index, which is composed of 7 publicly traded companies classified by Dow Jones in the building materials and fixtures industry.

In accordance with SEC rules, set forth below is a line graph comparing the yearly change in the cumulative total shareholder return on the Company’s Common Stock against the total return of the Standard & Poor’s 600 Stock Index, plus both the Dow Jones Furnishings Index and the Dow Jones Building Materials & Fixtures Index, in each case for the five year period ended December 31, 2006.  The comparison assumes that $100.00 was invested on December 31, 2001, in each of the Company’s Common Stock, the S&P 600 Index, and each of the two Peer Groups, and assumes the reinvestment of dividends.

The foregoing shareholder performance presentation shall not be deemed "soliciting material" or to be "filed" with the Commission subject to Regulation 14A, or subject to the liabilities of Section 18 of the Exchange Act.

ITEM 6.   SELECTED FINANCIAL DATA

	FISCAL YEARS
	2006	2005	2004 (1)	2003 (2)	2002 (3)
OPERATIONS
Net sales	$331,100	$318,526	$291,971	$234,149	$223,283
Gross profit	95,552	96,518	99,479	79,923	77,183
Operating income	19,521	19,843	25,597	2,809	24,104
Income (loss) from continuing operations before income taxes	12,635	14,419	21,891	(14,165)	16,790
Income tax provision (benefit)	2,868	4,456	7,851	(5,138)	5,342
Income (loss) from continuing operations	9,767	9,963	14,040	(9,027)	11,448
Depreciation and amortization (4)	11,500	10,058	8,601	9,349	9,684
Dividends	---	---	---	---	---
Capital expenditures (4)	16,450	27,175	13,611	5,182	3,715

FINANCIAL POSITION
Assets	$277,674	$278,089	$249,358	$239,840	$417,510
Working capital	73,126	75,516	58,610	47,260	65,262
Long-term debt:
Senior indebtedness	61,717	65,714	42,077	28,011	21,342
Convertible subordinated debentures	19,662	22,162	24,737	27,237	29,737
Stockholders' equity	135,678	123,484	110,837	96,081	111,352

PER SHARE
Income (loss) from continuing operations:
Basic	$0.77	$0.80	$1.16	$(0.77)	$0.98
Diluted	0.75	0.77	1.12	(0.77)	0.97
Dividends:
Common Stock	---	---	---	---	---
Class B Common Stock	---	---	---	---	---
Book value	10.49	9.75	9.03	8.07	9.46

GENERAL
Weighted average common shares outstanding:
Basic	12,701,506	12,415,743	12,119,050	11,773,024	11,723,192
Diluted	12,958,610	12,878,886	12,574,695	11,773,024	11,820,827

Number of shareholders (5)	4,850	5,100	2,800	2,800	2,800
Number of associates	1,500	1,500	1,400	1,300	2,850

(1)

 Includes the results of operations of Chroma Systems Partners subsequent to November 7, 2004.

(2)

 Includes impairment, other charges and debt extinguishment costs that resulted from the sale of our North Georgia operations during 2003.  These items reduced operating income by $11,366, income (loss) from continuing operations before income taxes by $21,073 and income (loss) from continuing operations by $13,445, or $1.14 per basic and diluted share.

(3)

Includes impairment and other charges of $3,614 and a gain from the sale of an extrusion yarn facility of $6,901.  These items increased operating income by $3,287.

(4)

Excludes discontinued operations.

(5)

The approximate number of record holders of the Company's Common Stock for 2002 through 2006 includes Management's estimate of shareholders who held the Company's Common Stock in nominee names as follows:  2002 - 2,000 shareholders; 2003 - 2,100 shareholders; 2004 - 2,100 shareholders; 2005 - 4,500 shareholders; 2006 - 4,300 shareholders.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

OVERVIEW

Our business is concentrated in areas of the soft floorcovering market where innovative styling, design, color, quality and service as well as limited distribution are welcomed and rewarded.  Through our Fabrica, Masland Residential, Masland Contract and Dixie Home brands, we have a significant presence in the high-end of the soft floorcovering market.  We utilize a small amount of our manufacturing capacity to process plied and heat-set filament yarns and provide carpet dyeing and finishing services for independent carpet manufacturers.

During the five year period ending December 30, 2006, our carpet sales grew at a compounded annual growth rate of 12.6% in dollars and 12.7% in units, significantly faster than the sales of the carpet industry. During this five year period the compounded annual growth rate of carpet sales for the industry was 4.1% in dollars and its units sold declined by 0.7%.  We believe our focus on high-end markets, which appear to be growing faster than the overall carpet industry, and our dedication to the development of new and differentiated products are responsible for much of our revenue growth.

The rapid growth of our carpet business increased the complexity of our operations, significantly overtaxed our manufacturing, distribution and operating capabilities and created a number of issues - all of which increased cost, particularly in the second half of 2005 and the first half of 2006.  We addressed these issues by adding facilities and making a number of changes in our existing facilities and management to simplify our operations and reduce cost in the future.  We began seeing the benefits of these changes in the third and fourth quarters of 2006.

CRITICAL ACCOUNTING POLICIES

Certain estimates and assumptions are made when preparing our financial statements.  These estimates and assumptions affect various matters, including:

?

Amounts reported for assets and liabilities in our Consolidated Balance Sheets at the dates of the financial statements, and

?

Amounts reported for revenues and expenses in our Consolidated Statements of Operations during the reporting periods presented.

Estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict.  As a result, actual amounts could differ from estimates made in preparing the financial statements.

The Securities and Exchange Commission ("SEC") has issued disclosure guidance requiring management to identify its most critical accounting policies as defined by such guidance.  Such critical accounting policies are those that are both most important to the portrayal of our financial condition and results and the application of which requires our most difficult, subjective, and complex judgments.  Although estimates have not been materially different from actual experience, our estimates pertain to inherently uncertain matters that could result in material differences in subsequent periods.

We believe application of the following accounting policies require significant judgments and estimates in preparing our Consolidated Financial Statements and represent our critical accounting policies.  Other significant accounting policies are discussed in Note A to our Consolidated Financial Statements.

•

Revenue recognition.  Revenues, including shipping and handling amounts, are recognized when the following criteria are met:  persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, price to the buyer is fixed and determinable, and collectibility is reasonably assured.  Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership, which is generally on the date of shipment.  At the time revenue is recognized, we record a provision for the estimated amount of future returns based primarily on historical experience and any known trends or conditions that exist at the time revenue is recognized.

•

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

•

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

•

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

•

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

•

Self-insured accruals.  We estimate the costs to settle claims related to our self-insured medical, dental and workers' compensation plans.  These estimates include costs to settle known claims, as well as incurred and unreported claims.  The estimated costs of known and unreported claims are based on historical experience.  Actual results could differ from assumptions used to estimate these accruals.

•

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

SHARE-BASED COMPENSATION

We adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payments" effective January 1, 2006.  Prior to January 1, 2006, we accounted for share-based payments using Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), as permitted by SFAS No. 123, and accordingly, did not record compensation expense for stock options.

We did not modify existing stock-based awards prior to adoption of the new accounting statement and used the modified prospective method to account for compensation expense for share-based payments for periods after the date of adoption for (a) all unvested stock-based awards granted prior to January 1, 2006, based on the estimated grant-date fair value in accordance with previous guidance, and (b) all awards granted after January 1, 2006, based on the estimated grant-date fair value in accordance with the new provisions.  All stock-based awards granted prior to adoption of the new standard, and some of the awards granted after the adoption of the new standard, were not subject to a market condition.  Accordingly, we used the Black-Scholes option-pricing model to determine the grant-date fair value of these awards, both prior to and after adoption of the new statement.  The grant-date fair value of awards granted after the adoption of the new standard that are subject to a market condition were determined using a binomial model.  Because we used the modified prospective method to adopt the new standard and the estimated forfeiture method was used under SFAS No. 123 prior to the adoption of SFAS No. 123(R), there was no cumulative effect on our Consolidated Financial Statements as a result of the adoption of SFAS 123(R).

At December 30, 2006, unvested stock options and shares of restricted stock awards are expected to vest over the next six and one half years.  The compensation expense associated with these awards was $662 thousand in 2006.  On March 2, 2007, restricted stock with a grant-date fair value of approximately $1.4 million that will vest over the next 2 years to 20 years was awarded under our 2006 stock incentive plan.  The compensation expense for all unvested stock options and restricted stock, including the awards granted in 2007, is expected to be $1.1 million in 2007, $831 thousand in 2008, $676 thousand in 2009 and $1.1 million thereafter.  No stock options were granted in 2006 and we do not expect to grant any stock options in 2007.

RESULTS OF OPERATIONS

Our discussion and analysis of financial condition and results of operations is based on our Consolidated Financial Statements that were prepared in accordance with U. S. generally accepted accounting principles.  The following table sets forth certain elements of our continuing operations as a percentage of net sales for the periods indicated:

	Fiscal Year Ended
	December 30, 2006	December 30, 2005	December 25, 2004

Net sales	100.0%	100.0%	100.0%
Cost of sales	71.1%	69.7%	65.9%

Gross profit	28.9%	30.3%	34.1%
Selling and administrative expenses	22.9%	24.1%	25.1%

Other operating income	(0.2)%	(0.2)%	(0.1)%
Other operating expense	0.3%	0.2%	0.3%

Operating income	5.9%	6.2%	8.8%

Fiscal Year Ended December 30, 2006 (52 weeks), Compared with Fiscal Year Ended December 31, 2005 (53 weeks)

Net Sales.  Net sales for the year ended December 30, 2006 increased 3.9% to $331.1 million.  Net sales of our carpet products increased 4.7% and net sales related to our carpet yarn and carpet dyeing and finishing services decreased 7.4%.  Compared with 2005, net sales of residential carpet increased 4.1% and net sales of commercial carpet increased 5.9%.  Our 2006 net sales were negatively affected by significant weakness in the carpet industry during the third and fourth quarters of the year and one less operating week in 2006, compared with 2005.  Adjusting for the extra operating week in 2005, our net sales of carpet products rose 6.7% in dollars and 7.9% in units in 2006, compared to the previous year.  Our carpet sales continued to outpace the carpet industry, where 2006 sales of carpet declined 0.6% in dollars and 6.5% in units, compared with the prior year.

We believe the improvement in our net sales is principally attributable to our focus on high-end markets and the new and differentiated products we have developed over the past several years. Our ancillary sales of carpet yarn and carpet dyeing and finishing services are not significant to our core business and their decrease had less than a 0.5% effect on our total net sales.

Cost of Sales.  The increase in cost of sales as a percentage of sales in 2006, compared with 2005, was principally attributable to costs related to start-up a new tufting and modular/carpet tile operations, higher levels of off-quality production and settlement expenses related to the termination of a legacy defined benefit retirement plan during the first half of the year.  A significant portion of the quality issues were related to outsourcing of tufting production prior to June when our new tufting facility began operating on a full schedule.  The year-over-year comparison was also affected by LIFO inventory liquidations that reduced cost of sales by $297 thousand in 2006 and $389 thousand in 2005.

Gross Profit.  The 1.5 percentage point decline in gross profit was attributable to the cost increases described above.

Selling and Administrative Expenses.  Selling and administrative expenses were down $864 thousand in 2006, compared with 2005, due to tight control of discretionary spending.  The decrease of these expenses as a percentage of net sales to 22.9% in 2006, compared with 24.1% in 2005, reflects the effect of lower levels of spending and higher net sales in 2006.

Other Operating Income.  Other operating income increased $78 thousand in 2006 due to insurance settlements and refunds that more than offset lower gains from the sale of operating assets.

Other Operating Expense.  Other operating expense increased $298 thousand in 2006 primarily as a result of losses recognized from the impairment of certain operating assets.

Operating Income.  Operating income was $19.5 million, or 5.9% of sales in 2006, compared with $19.8 million, or 6.2% of sales in 2005.

Interest Expense.  Interest expense increased $1.3 million in 2006 primarily as a result of higher levels of debt.

Other Income.  Other income decreased $157 thousand in 2006 principally as a result of a gain on the sale of real estate in 2005 that did not repeat in 2006.

Other Expense.  Other expense was not significant in 2006 or 2005.

Income Tax Provision.  Our effective income tax rate was 22.7% in 2006, compared with 30.9% in 2005.  The change in the effective tax rates is principally due to reductions in our tax contingency reserve due to favorable resolution of federal and state tax examinations and expirations of tax statute of limitations.  We also were able to utilize more state and federal income tax credits in 2006.

Net Income.  Income from continuing operations was $9.8 million, or $0.75 per diluted share in 2006, compared with $10.0 million, or $0.77 per diluted share in 2005.  Results related to discontinued operations reflected a loss of $2.1 million, or $0.16 per diluted share in 2006, compared to income of $173 thousand, or $0.02 per diluted share, in 2005.  The loss from discontinued operations in 2006 was principally the result of the termination of a legacy defined benefit pension plan that had been frozen as to new benefits since 1993. Including discontinued operations, net income was $7.7 million, or $0.59 per diluted share in 2006, compared with $10.1 million, or $0.79 per diluted share, in 2005.

Fiscal Year Ended December 31, 2005 (53 weeks), Compared with Fiscal Year Ended December 25, 2004 (52 weeks)

Net Sales.  Net sales for the year ended December 31, 2005 increased 9.1% to $318.5 million.  Net sales of carpet products increased 9.9% and net sales of carpet yarn and dyeing and finishing services decreased 2.5%.  Compared with 2004, net sales of residential carpet products increased 8.8% and net sales of commercial carpet products increased 12.3%.  Net sales in 2005 were positively affected by one more operating week than in the 2004 year.  Adjusting for the extra operating week in 2005, net sales of carpet products rose 7.8%, in 2005, compared with the previous year.  Over half of the total improvement in net sales was attributable to the Dixie Home collection of residential products.  A significant portion of the growth in our carpet business resulted from increased selling prices enacted during 2005 in response to raw material and other cost increases.  The decrease in carpet yarn sales is principally a result of carpet yarn sourcing arrangements in the prior year associated with the sale of our North Georgia operations that did not continue into 2005.

Cost of Sales.  Cost of sales was 69.7% of net sales in 2005 compared with 65.9% in 2004.  The increase in cost as a percentage of net sales in 2005 reflects the effect of our rapid growth, higher raw material, energy and other costs and weather related disruptions on our operations.  The rapid growth of our carpet business experienced in recent years increased the complexity of our operations, significantly overtaxed our manufacturing, distribution and operational capabilities, and had a negative impact on customer service, product quality and manufacturing efficiencies.  To improve service to our customers, we added associates, lengthened operating schedules, and increased production outsourcing - all of which increased costs in 2005.  To simplify our East Coast manufacturing and distribution operations and consolidate our West Coast operations, we added staff and moved inventory to two new distribution centers and started a new tufting manufacturing operation.  While the cost to staff and build the infrastructure of these new facilities was incurred in 2005, these actions should simplify our operations and reduce cost in the future.  Lags in passing higher raw material and utility costs through to our customers also significantly impacted our costs in 2005.  The year-over-year comparison was also affected by LIFO inventory liquidations that reduced cost of sales by $389 thousand, or one tenth of a percentage point in 2005 and $2.3 million, or eight tenths of a percentage point in 2004.

Gross Profit.  The 3.8 percentage point decline in gross profit was attributable to the cost increases described above.

Selling and Administrative Expenses.  Selling and administrative expenses increased $3.7 million in 2005, but decreased as a percentage of net sales to 24.1% in 2006, compared with 25.1% in 2004.  The percentage decrease is primarily attributable to the higher sales volume.

Other Operating Income.  Other operating income increased $283 thousand in 2005 principally due to gains from the sale of operating equipment.

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

Other Income.  Other income decreased $814 thousand in 2005 principally as a result of earnings from an unconsolidated subsidiary and the favorable settlement of a vendor dispute in 2004, most of which did not repeat in 2005.

Income Tax Provision.  Our effective income tax rate was 31.0% for 2005, compared with 35.9% for 2004.  The change in the effective tax rates is principally due to reductions in our tax contingency reserve, greater utilization of state income tax credits and the deduction for domestic manufacturing/production activities that became effective in 2005.

Net Income.  Income from continuing operations was $10.0 million, or $0.77 per diluted share in 2005, compared with $14.0 million, or $1.12 per diluted share in 2004.  Results related to discontinued operations reflected income of $173 thousand, or $0.02 per diluted share in 2005, compared to a loss of $1.7 million, or $0.14 per diluted share in 2004.  The discontinued operations loss in 2004 principally consisted of workers' compensation costs associated with businesses sold in 2003 and 2004 and the loss on the sale of a spun yarn facility in 2004.  Including discontinued operations, net income was $10.1 million, or $0.79 per diluted share in 2005, compared with $12.3 million, or $0.98 per diluted share in 2004.

LIQUIDITY AND CAPITAL RESOURCES

During the three-year period ended December 30, 2006, cash generated from operating activities was $36.3 million. These funds we supplemented with $11.1 of additional borrowings under our credit facilities, $11.4 million of available cash, $7.5 million from the sale of assets and $4.7 million from the exercise of stock options.  These funds were used to fund our operations, purchase $57.2 million of property, plant and equipment, pay $10.2 million of taxes related to the sale of a business and pay $3.4 million of additional purchase price consideration related to a previous business acquisition.

During the three years ended December 30, 2006, accounts receivable increased $1.8 million and inventories increased $18.8 million to support our sales growth.  Accounts payable and accrued expenses decreased during this period by $21.9 million as a result of the sale of a significant portion of our business in late 2003.  The accounts payables, accrued expenses and income taxes related to the assets sold were retained by the Company and paid in 2004.

In June 2006, we terminated a legacy defined benefit pension plan and distributed the plan's assets to participants.  Approximately $2.6 million of cash was used to fully fund the pension plan in order to complete the plan's termination and asset distribution.

Capital expenditures were $16.5 million in 2006 and depreciation and amortization was $11.5 million.  Capital expenditures in 2006 were primarily for equipment installed in our new tufting facility, new manufacturing technology in our other carpet operations and investments in information systems.  We expect capital expenditures to be approximately $14.0 million to $17.0 million in 2007, and depreciation and amortization is expected to be approximately $12.9 million.  The 2007 capital expenditures will be primarily for newer manufacturing technology and to a lesser extent, information systems.

In 2006, we amended our senior loan and security agreement to increase the revolving credit portion of the facility, change certain definitions in the agreement to facilitate the increase in revolving credit and reduce credit spreads applicable to borrowings under the agreement.  As amended, the senior loan and security agreement matures on May 11, 2010 and at December 30, 2006 provides us with $77.7 million of credit, consisting of $60 million of revolving credit and a $17.7 million term loan facility.  The term loan is payable in monthly principal installments of $142 thousand and is due May 11, 2010.

Interest rates available under the senior loan and security agreement may be selected from a number of options that effectively allow us to borrow at rates ranging from the lender's prime rate to the lender's prime rate plus 0.50% for base rate loans, or at rates ranging from LIBOR plus 1.00% to LIBOR plus 2.75% for LIBOR loans.  The weighted-average interest rate on borrowings outstanding under this agreement was 6.99% at December 30, 2006 and 6.60% at December 31, 2005.  Commitment fees ranging from 0.25% to 0.375% per annum are payable on the average daily unused balance of the revolving credit facility.  The interest rate on borrowings under the senior loan and security agreement are fixed by an interest rate swap arrangement, that effectively fixes $30.0 million of borrowings under the agreement at 4.79% plus the applicable credit spreads.  The levels of our accounts receivable and inventory limit borrowing availability under the revolving credit facility.  The facility is secured by a first priority lien on substantially all of our assets.

The senior loan and security agreement generally permits dividends and repurchases of our Common Stock up to an aggregate annual amount of $3.0 million and such distributions in excess of $3.0 million annually as may be made under conditions specified in the agreement.  The agreement also contains covenants that could limit future acquisitions.  The unused borrowing capacity under the senior credit facility on February 8, 2007 was approximately $23.0 million.

In 2006, $6.5 million of capital expenditures were financed by equipment financing notes.  Our $9.3 million of equipment financing notes have terms ranging from five to seven years, are secured by the specific equipment financed, bear interest ranging from 5.55% to 6.94% and are due in monthly installments of principal and interest of $206 thousand through February 2010 and monthly installments of principal and interest ranging from $157 thousand to $23 thousand from March 2010 through February 2013.  The notes do not have financial covenants.

Our $5.2 million of capitalized lease obligations have terms ranging from five to six years, are secured by the specific equipment leased, bear interest ranging from 5.93% to 7.27% and are due in monthly installments of principal and interest of $135 thousand through January 2010 and monthly installments of principal and interest ranging from $110 thousand to $11 thousand from February 2010 through June 2011.  One of the lease obligations requires a final installment of $200 thousand at the end of its lease term in July 2010.  The capitalized leases do not have financial covenants.

Our $6.8 million mortgage note payable is secured by real property, is payable in monthly principal installments ranging from $17 thousand to $28 thousand during its remaining term and matures on March 2013.  The mortgage note bears interest based at LIBOR plus 2.0% and the interest rate is fixed at 6.54% through its maturity date by an interest rate swap arrangement.

Our $22.2 million convertible subordinated debentures bear interest at 7% payable semi-annually, are due in 2012, and are convertible by the holder into shares of our Common Stock at an effective conversion price of $32.20 per share, subject to adjustment under certain circumstances.  Mandatory sinking fund payments, which commenced May 15, 1998, retire $2.5 million principal amount of the debentures annually and approximately 86% of the debentures prior to maturity.  The convertible debentures are subordinated in right of payment to all of our other indebtedness.

Interest payments for our continuing operations were $7.2 million in 2006, $5.6 million in 2005, and $5.8 million in 2004.  Interest capitalized was $243 thousand in 2006 and $151 thousand in 2005.

The following table contains a summary of the Company's future minimum payments under contractual obligations as of December 30, 2006.

	Payments Due By Period

	2007	2008	2009	2010	2011	Thereafter	Total

	(dollars in millions)

Debt	$6.4	$6.5	$6.7	$44.9	$3.8	$15.5	$83.8
Interest - debt (1)	5.8	5.5	5.2	2.8	1.4	0.7	21.4
Capital leases	1.3	1.4	1.5	1.0	0.1	---	5.3
Interest - capital leases	0.3	0.2	0.1	---	---	---	0.6
Operating leases	1.7	1.6	1.2	1.0	0.9	---	6.4
Purchase commitments	3.5	---	---	---	---	---	3.5
	$19.0	$15.2	$14.7	$49.7	$6.2	$16.2	$121.0

(1) Variable rates used were those in effect at December 30, 2006.

We believe our operating cash flows, credit availability under our senior loan and security agreement and other sources of financing are adequate to finance our normal liquidity requirements.

Future Income Tax Considerations.   We do not anticipate that cash outlays for income taxes will be materially different than our provision for income taxes during the next three fiscal years.  Net operating loss and income tax credit carryforwards in the amount of approximately $1.0 million are expected to be utilized in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").  FIN 48 clarified the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes."  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on accounting for adjustments of a previously recognized tax position, classification, interest and penalties, taxes in interim periods and disclosure requirements.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We do not expect the adoption of FIN 48 to have a material effect on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157").  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We are currently in the process of evaluating the impact of SFAS No. 157 on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statement No. 87, 88, 106 and 132(R)" ("SFAS No. 158").  SFAS No. 158 requires recognition of the funded status of benefit plans in statements of financial position.  It also requires recognition in other comprehensive income of changes in the funding status of such plans during the year a change occurs, as well as modifies the timing of reporting and disclosure requirements.  SFAS No. 158 is effective for recognition of funding status and disclosures as of the end of the fiscal year ending after December 15, 2006.  The measurement of defined benefit plan assets and benefit obligations under SFAS No. 158 is effective for fiscal years ending after December 15, 2008.  The adoption of SFAS No. 158 resulted in decreasing other liabilities associated with our postretirement plans by $1,381 and increasing accumulated other comprehensive income by $856, net of $525 of deferred taxes.  The adoption of SFAS No. 158 did not have an effect on our defined benefit retirement plan (See Note J).

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", including an amendment of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities".  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective of which is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Eligible items for the measurement option include all recognized financial assets and liabilities except: investments in subsidiaries, interests in variable interest entities, employers' and plans' obligations for pension benefits, assets and liabilities recognized under leases, deposit liabilities, financial instruments that are a component of shareholder’s equity.  Also included are firm commitments that involve only financial instruments, nonfinancial insurance contracts and warranties and host financial instruments.  The statement permits all entities to choose at specified election dates, after which the entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings, at each subsequent reporting date.  The fair value option may be applied instrument by instrument; however, the election is irrevocable and is applied only to entire instruments and not to portions of instruments.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We do not expect the adoption of this statement to have a material effect on our financial position or results of operations.

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

At December 30, 2006, the Company had an interest rate swap agreement on its mortgage note payable with a notional amount equal to the outstanding balance of the mortgage note ($6,770 at December 30, 2006) which expires in March of 2013.  Under the interest rate swap agreement, the Company pays a fixed rate of 4.54% of interest times the notional amount and receives in return an amount equal to a specified variable rate of interest times the same notional amount.  The swap agreement effectively fixes the interest rate on the mortgage note payable at 6.54%.

On October 11, 2005, the Company entered into an interest rate swap agreement with a notional amount of $30,000 through May 11, 2010.  Under the interest rate swap agreement, the Company pays a fixed rate of interest of 4.79% times the notional amount and receives in return a specified variable rate of interest times the same notional amount.  The interest rate swap agreement is linked to the Company's variable rate debt and is considered a highly effective hedge.

At December 30, 2006, $15,542, or approximately 17% of the Company's total debt, was subject to floating interest rates.  A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have had an annual after-tax impact of approximately $73.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary financial information required by ITEM 302 of Regulation S-K is included in PART II, ITEM 5 of this report and the Financial Statements are included in a separate section of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 30, 2006, the date of the financial statements included in this Form 10-K (the "Evaluation Date").  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company that is required to be included in our periodic filings under the Exchange Act.

(b)

Changes in Internal Control over Financial Reporting.  During the last fiscal quarter, there have not been any changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

We conducted, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under such framework, our management concluded that our internal control over financial reporting was effective as of December 30, 2006.

Our management's assessment of the effectiveness of our internal control over financial reporting as of December 30, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Dixie Group, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that The Dixie Group, Inc. maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Dixie Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that The Dixie Group, Inc. maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Dixie Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Dixie Group, Inc. as of December 30, 2006 and December 31, 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2006, of The Dixie Group, Inc. and our report dated March 5, 2007, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia
March 5, 2007

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections entitled "Information about Nominees for Director" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 2, 2007 are incorporated herein by reference.  Information regarding the executive officers of the registrant is presented in PART I of this report.

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

Audit Committee

The Company has a standing audit committee.  At December 30, 2006, members of the Company's audit committee are John W. Murrey, III, Chairman, J. Don Brock, Walter W. Hubbard and Lowry F. Kline.

ITEM 11.    EXECUTIVE COMPENSATION

The section entitled "Compensation Discussion and Analysis", "Executive Compensation Information" and "Director Compensation" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 2, 2007 is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Principal Shareholders", as well as the beneficial ownership table (and accompanying notes) in the Proxy Statement of the registrant for the annual meeting of shareholders to be May 2, 2007 is incorporated herein by reference.

Equity Compensation Plan Information as of December 30, 2006

The following table sets forth information as to the Company's equity compensation plans as of the end of the Company's 2006 fiscal year:

Plan Category	Number of securities to be issued upon exercise of the outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity Compensation Plans approved by security holders	1,066,039	(1)	$11.02	(2)	651,000

Equity Compensation Plans not approved by security holders	N/A		N/A		N/A

(1)

Does not include 57,990 shares of Common Stock issued pursuant to restricted stock grants under the Company's 2000 Stock Incentive Plan, with a weighted-average grant date value of $17.86 per share or 149,000 shares of Common Stock issued pursuant to restricted stock grants under the Company's 2006 Stock Awards Plan, with a weighted-average grant date value of $12.68 per share.

(2)

Includes the aggregate weighted-average of (i) the exercise price per share for outstanding options to purchase 1,029,597 shares of Common Stock under the Company's 2000 Stock Incentive Plan and (ii) the price per share of the Common Stock on the grant date for each of 36,442 Performance Units issued under the Directors' Stock Plan (each unit equivalent to one share of Common Stock).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Transactions Between the Company and Directors and Officers" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 2, 2007 is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled "Audit Fees Discussion" in the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held May 2, 2007 is incorporated herein by reference.

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

March 9, 2007	The Dixie Group, Inc. /s/ DANIEL K. FRIERSON By: Daniel K. Frierson Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DANIEL K. FRIERSON Daniel K. Frierson	Chairman of the Board, Director and Chief Executive Officer	March 9, 2007
/s/ GARY A. HARMON Gary A. Harmon	Vice President, Chief Financial Officer	March 9, 2007
/s/ D. EUGENE LASATER D. Eugene Lasater	Controller	March 9, 2007
/s/ J. DON BROCK J. Don Brock	Director	March 9, 2007
/s/ PAUL K. FRIERSON Paul K. Frierson	Director	March 9, 2007
/s/ WALTER W. HUBBARD Walter W. Hubbard	Director	March 9, 2007
/s/ LOWRY F. KLINE Lowry F. Kline	Director	March 9, 2007
/s/ JOHN W. MURREY, III John W. Murrey, III	Director	March 9, 2007

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(a)(1) AND (2) AND ITEM 15(c)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULES

YEAR ENDED DECEMBER 30, 2006

THE DIXIE GROUP, INC.

CHATTANOOGA, TENNESSEE

FORM 10-K - ITEM 15(a)(1) and (2)

THE DIXIE GROUP, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of The Dixie Group, Inc. and subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 30, 2006 and December 31, 2005

Consolidated Statements of Operations - Years ended December 30, 2006, December 31, 2005, and December 25, 2004

Consolidated Statements of Cash Flows - Years ended December 30, 2006, December 31, 2005, and December 25, 2004

Consolidated Statements of Stockholders' Equity - Years ended December 30, 2006, December 31, 2005, and December 25, 2004

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Dixie Group, Inc.

We have audited the accompanying consolidated balance sheets of The Dixie Group, Inc. as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Dixie Group, Inc. at December 30, 2006 and December 31, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2006, in conformity with U. S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, in 2006 the Company changed its methods of accounting for share-based compensation and postretirement benefit plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Dixie Group, Inc.'s internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia

March 5, 2007

THE DIXIE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 30, 2006		December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$538	$	---
Accounts receivable (less allowance for doubtful
accounts of $651 for 2006 and $595 for 2005)	30,922		33,482
Inventories	69,600		72,871
Other current assets	7,652		9,814
TOTAL CURRENT ASSETS	108,712		116,167

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	6,047		6,047
Buildings and improvements	45,407		44,348
Machinery and equipment	113,673		107,993
	165,127		158,388
Less accumulated depreciation and amortization	(66,729)		(65,440)
NET PROPERTY, PLANT AND EQUIPMENT	98,398		92,948

OTHER ASSETS
Goodwill	56,960		57,177
Other long-term assets	13,604		11,797
TOTAL OTHER ASSETS	70,564		68,974
TOTAL ASSETS	$277,674		$278,089

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$8,382		$14,929
Accrued expenses	19,541		19,381
Current portion of long-term debt	7,663		6,341
TOTAL CURRENT LIABILITIES	35,586		40,651

LONG-TERM DEBT
Senior indebtedness	57,780		60,987
Capital lease obligations	3,937		4,727
Convertible subordinated debentures	19,662		22,162
TOTAL LONG-TERM DEBT	81,379		87,876

DEFERRED INCOME TAXES	11,697		10,768

OTHER LONG-TERM LIABILITIES	13,334		15,310

COMMITMENTS AND CONTINGENCIES (Note O)	---		---

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized
80,000,000 shares, issued - 15,506,664 shares
for 2006 and 15,347,589 shares for 2005	46,520		46,043
Class B Common Stock ($3 par value per share):
Authorized 16,000,000 shares, issued - 829,825
shares for 2006 and 714,560 shares for 2005	2,489		2,144
Additional paid-in capital	134,469		134,353
Unearned stock compensation	---		(719)
Retained earnings (accumulated deficit)	6,297		(1,406)
Accumulated other comprehensive loss	(8)		(2,887)
	189,767		177,528
Less Common Stock in treasury at cost - 3,398,845
shares for 2006 and 3,395,390 shares for 2005	(54,089)		(54,044)
TOTAL STOCKHOLDERS' EQUITY	135,678		123,484
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$277,674		$278,089

See accompanying notes to the consolidated financial statements.

 THE DIXIE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	December 30, 2006	December 31, 2005	December 25, 2004

Net sales	$331,100	$318,526	$291,971
Cost of sales	235,548	222,008	192,492

Gross profit	95,552	96,518	99,479
Selling and administrative expenses	75,938	76,802	73,143
Other operating income	(640)	(562)	(279)
Other operating expense	733	435	1,018

Operating income	19,521	19,843	25,597

Interest expense	7,213	5,948	5,125
Other income	(454)	(611)	(1,425)
Other expense	127	87	6

Income from continuing operations before taxes	12,635	14,419	21,891
Income tax provision	2,868	4,456	7,851

Income from continuing operations	9,767	9,963	14,040
Loss from discontinued operations, net of tax	(2,064)	(661)	(1,287)
Income (loss) on disposal of discontinued operations, net of tax	---	834	(438)
Net income	$7,703	$10,136	$12,315

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.77	$0.80	$1.16
Discontinued operations	(0.16)	(0.05)	(0.10)
Disposal of discontinued operations	---	0.07	(0.04)
Net income	$0.61	$0.82	$1.02

SHARES OUTSTANDING	12,702	12,416	12,119

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.75	$0.77	$1.12
Discontinued operations	(0.16)	(0.05)	(0.10)
Disposal of discontinued operations	---	0.07	(0.04)
Net income	$0.59	$0.79	$0.98

SHARES OUTSTANDING	12,959	12,879	12,575

DIVIDENDS PER SHARE:
Common Stock	---	---	---
Class B Common Stock	---	---	---

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended
	December 30, 2006		December 31, 2005		December 25, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$9,767		$9,963		$14,040
Loss from discontinued operations	(2,064)		(661)		(1,287)
Income (loss) on disposal of discontinued operations	---		834		(438)
Net income	7,703		10,136		12,315
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	11,500		10,058		8,601
Change in deferred income taxes	369		(486)		567
Tax benefit from exercise of stock options	(202)		1,042		486
Net (gain) loss on property, plant and equipment disposals and impairments	191		(121)		755
Stock-based compensation expense	662		431		---
Changes in operating assets and liabilities:
Accounts receivable	2,560		3,616		(7,950)
Inventories	3,271		(14,879)		(6,708)
Other current assets	3,023		3,584		2,765
Other assets	(1,889)		(2,337)		1,930
Accounts payable and accrued expenses	(6,387)		(6,381)		(2,381)
Other liabilities	842		1,234		(1,664)
NET CASH PROVIDED BY OPERATING ACTIVITIES	21,643		5,897		8,716

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	51		1,004		6,438
Income taxes paid related to sale of business	---		---		(10,230)
Additional purchase price consideration paid related to sale of business	---		---		(3,351)
Purchase of property, plant and equipment	(16,450)		(27,175)		(13,611)
Investment in affiliate	---		---		(55)
Additional cash received in business combination	---		---		861
NET CASH USED IN INVESTING ACTIVITIES	(16,399)		(26,171)		(19,948)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) borrowings on credit line	(5,128)		21,196		4,753
Borrowings on term loan	---		3,575		1,479
Payments on term loan	(1,709)		(2,000)		(8,624)
Borrowings from equipment financing	6,456		1,610		3,723
Payments on equipment financing	(1,461)		(646)		(347)
Borrowings under capitalized leases	---		---		1,579
Payments on capitalized leases	(1,158)		(1,372)		(1,540)
Payments on subordinated indebtedness	(2,500)		(2,498)		(2,500)
Payments on mortgage note payable	(217)		(203)		(15)
Payment on note payable	---		(1,338)		---
Common stock issued under stock option plans	853		1,950		1,666
Tax benefit from exercise of stock options	202		---		---
Other	(44)		---		---
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(4,706)		20,274		174

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	538		---		(11,058)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	---		---		11,058
CASH AND CASH EQUIVALENTS AT END OF YEAR	$538	$	---	$	---

Equipment purchased under capital leases	$542	$	---	$	---
See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(dollars in thousands)

	Common Stock and Class B Common Stock	Common Stock Subscribed	Additional Paid-In Capital	Other	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total Stockholders' Equity
Balance at December 27, 2003	$ 45,917	$ 383	$ 130,862	$ (1,185)	$ (23,857)	$ (1,995)	$ (54,044)	$ 96,081
Stock subscription settled - 127,694 shares	96	(383)	(844)	1,131	---	---	---	---
Common Stock issued under Directors' Stock Plan - 26,020 shares	78	---	62	---	---	---	---	140
Common Stock issued under stock option plan - 303,542 shares	911	---	1,241	---	---	---	---	2,152
Amortization of restricted stock grants	---	---	---	28	---	---	---	28
Other comprehensive income	---	---	---	---	---	121	---	121
Net income	---	---	---	---	12,315	---	---	12,315

Balance at December 25, 2004	47,002	---	131,321	(26)	(11,542)	(1,874)	(54,044)	110,837
Common Stock issued under Directors' Stock Plan - 1,740 shares	6	---	19	---	---	---	---	25
Common Stock and Class B issued under stock option plan - 332,770 shares	998	---	952	---	---	---	---	1,950
Tax benefit from exercise of stock options	---	---	1,042	---	---	---	---	1,042
Restricted stock grants issued - 67,180 shares	202	---	998	(1,200)	---	---	---	---
Restricted stock grants forfeited - 9,190 shares	(28)	---	(137)	143	---	---	---	(22)
Amortization of restricted stock grants	---	---	---	364	---	---	---	364
Acceleration of stock options	---	---	88	---	---	---	---	88
Common Stock issued upon conversion of convertible subordinated debentures - 2,391 shares	7	---	70	---	---	---	---	77
Other comprehensive loss	---	---	---	---	---	(1,013)		(1,013)
Net income	---	---	---	---	10,136	---	---	10,136

Balance at December 31, 2005	48,187	---	134,353	(719)	(1,406)	(2,887)	(54,044)	123,484
Common Stock acquired for treasury - 3,455 shares	---	---	---	---	---	---	(45)	(45)
Common Stock and Class B issued under stock option plan - 125,340 shares	375	---	478	---	---	---	---	853
Restricted stock grants issued - 149,000 shares	447	---	(447)	---	---	---	---	---
Tax benefit from exercise of stock options	---	---	202	---	---	---	---	202
Stock-based compensation expense	---	---	602	---	---	---	---	602
Reclassification upon adoption of SFAS No. 123{R}	---	---	(719)	719	---	---	---	---
Other comprehensive income	---	---	---	---	---	2,023	---	2,023
Adoption of SFAS No. 158	---	---	---	---	---	856	---	856
Net income	---	---	---	---	7,703	---	---	7,703
Balance at December 30, 2006	$ 49,009	$ ---	$ 134,469	$ ---	$ 6,297	$ (8)	$ (54,089)	$ 135,678

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business:  The Company's business consists of marketing, manufacturing and selling finished carpet, rugs and carpet yarns.  The Company is in one line of business, Carpet Manufacturing.

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

Fiscal Year:  The Company ends its fiscal year on the last Saturday of December.  All references herein to "2006," "2005," and "2004," mean the fiscal years ended December 30, 2006, December 31, 2005, and December 25, 2004, respectively.  The years 2006 and 2004 contained 52 weeks and the year 2005 contained 53 weeks.

Reclassifications:  Certain amounts of accounts receivable and accrued expenses for 2005 have been reclassified to conform to the 2006 presentation.

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

Credit and Market Risk:  The Company sells carpet and yarn products and supplies a limited amount of carpet dyeing and finishing services to a wide variety of retailers and certain manufacturers located principally throughout the United States.  No customer accounts for more than 10% of net sales in 2006, 2005 or 2004 and the Company does not make a significant amount of sales to foreign countries.  The Company grants credit to customers based on defined payment terms, performs ongoing credit evaluations of its customers and generally does not require collateral.  Accounts receivable are carried at their outstanding principal amounts, less an allowance for doubtful accounts, which management believes is sufficient to cover potential credit losses based on historical experience and periodic evaluation of the financial condition of the Company's customers.  Notes receivable are carried at their estimated fair values.  The Company evaluates the fair value of its notes receivable based on the financial condition of borrowers and collateral held by the Company.  The Company invests its excess cash, if any, in short-term investments and has not experienced any losses on those investments.

Inventories:  Inventories are stated at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method, which generally matches current costs of inventory sold with current revenues, for substantially all inventories.  Reduction in inventory quantities resulted in liquidations of LIFO inventory carried at lower costs prevailing in prior years.  The effect of LIFO liquidations was to decrease cost of sales by $297 in 2006, $389 in 2005 and $2,253 in 2004.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Inventories are summarized as follows:

	2006	2005

Raw materials	$21,678	$22,037
Work-in-process	15,210	17,498
Finished goods	41,107	40,959
Supplies, repair parts and other	410	480
LIFO reserve	(8,805)	(8,103)
Total inventories	$69,600	$72,871

Property, Plant and Equipment:  Property, plant and equipment is stated at the lower of cost or impaired value.  Provisions for depreciation and amortization of property, plant and equipment have been computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets, ranging from 10 to 40 years for buildings and improvements, and 3 to 10 years for machinery and equipment.  Applicable statutory depreciation methods are used for income tax purposes.  Depreciation and amortization of property, plant and equipment, including amounts for capital leases, for financial reporting purposes totaled $11,201 in 2006, $9,681 in 2005 and $8,228 in 2004.  Cost to repair and maintain the Company's equipment and facilities is expensed as incurred.  Such costs typically include expenditures to keep equipment and facilities in proper working condition.

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

Goodwill:  Goodwill represents the excess of the purchase price over the fair market value of identified net assets acquired in business combinations.  Goodwill is tested for impairment annually or when indication of impairment may exist.  The Company measures goodwill impairment by comparing the carrying value of its reporting units, including goodwill, with the present value of its reporting units' expected future cash flows.

Goodwill decreased by $217 in 2006 and increased $2,395 in 2005 principally as a result of non-cash adjustments to deferred taxes associated with a prior acquisition.  Unamortized goodwill at December 30, 2006 was $56,960.

Customer Claims and Product Warranties:  The Company provides varying warranties related to its products against manufacturing defects and specific performance standards.  The Company records reserves for the estimated costs of defective products and failure of its products to meet applicable performance standards.  The level of reserves is established based primarily upon historical experience and the Company's evaluation of known claims.

Self-Insured Accruals:  The Company records liabilities to reflect the cost of claims related to its self-insured medical and dental benefits and workers' compensation.  The amounts of such liabilities are based on an analysis of the cost of known claims and estimates of the cost of incurred and unreported claims.

Deferred Tax Assets and Liabilities:  The Company recognizes deferred tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Derivative Financial Instruments:  The Company does not hold speculative financial instruments, nor does it hold or issue financial instruments for trading purposes.  The Company uses derivative instruments, currently interest rate swaps, to minimize interest rate volatility.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Derivatives that are designated as cash flow hedges are linked to specific liabilities on the balance sheet.  The Company assesses, both at inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction are highly effective in offsetting changes in cash flows of the hedged items.  When it is determined that a derivative is not highly effective or the derivative expires, is sold, terminated, or exercised, the Company discontinues hedge accounting for that specific hedge instrument.  The Company recognizes all derivatives on its balance sheet at fair value.  Changes in the fair value of cash flow hedges are deferred in "accumulated other comprehensive loss".  Changes in the fair value of derivatives that are not effective cash flow hedges are recognized in income.

Revenue Recognition:  Revenues, including shipping and handling amounts, are recognized when the following criteria are met:  persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, price to the buyer is fixed and determinable, and collectibility is reasonably assured.  Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership, which is generally on the date of shipment.  At the time revenue is recognized, the Company records a provision for the estimated amount of future returns based primarily on historical experience and any known trends or conditions that exist at the time revenue is recognized.

Advertising Costs and Vendor Consideration:  The Company engages in promotional and advertising programs that include rebates, discounts, points and cooperative advertising programs.  The expenses relating to these programs are charged to earnings during the period in which they are earned and these arrangements do not require significant estimates of costs.  Substantially, all such expenses are recorded as a deduction from sales.  The cost of cooperative advertising programs is recorded as selling and administrative expenses when the Company can identify a tangible benefit associated with the program, and can reasonably estimate that the fair value of the benefit is equal to or greater than its cost.  The amount of advertising and promotion expenses included in selling and administrative expenses were not significant for the years 2006, 2005 or 2004.

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

Operating Leases:  Leasehold improvements are amortized over the shorter of their economic lives or the lease term.  Rent is expensed, including the effect of any rent holiday and rent escalation provisions, over the lease period with the effect of the rent holiday amortized on a straight-line basis over the lease period.  Any leasehold improvement made by the Company and funded by the lessor is treated as a leasehold improvement and amortized over the shorter of its economic life or the lease term.  Funding provided by the lessor for such improvements, if any, is treated as deferred costs and amortized over the lease period.

Stock-Based Compensation:  Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS No. 123(R)").  SFAS No. 123(R) requires that compensation expense relating to share-based payments be recognized in financial statements based on the fair value of the equity or liability instrument issued.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

The Company adopted SFAS No. 123(R) using the modified prospective method to account for stock options, restricted shares and stock performance units granted by the Company.  Under the modified prospective method, compensation expense for share-based payments is recognized for periods after the date of adoption for (a) all unvested awards granted prior to January 1, 2006, based on the estimated grant-date fair value in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and (b) all awards granted subsequent to January 1, 2006, based on the estimated grant-date fair value in accordance with the provisions of SFAS No. 123(R).  Because the Company used the modified prospective method and the estimated forfeiture method was used under SFAS No. 123 prior to the adoption of SFAS 123(R), there was no cumulative effect on the Company's consolidated financial statements as a result of the adoption of SFAS 123(R).

Restricted stock grants with pro-rata vesting are expensed using the straight-line method.

Recent Accounting Pronouncements:

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").  FIN 48 clarified the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes."  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on accounting for adjustments of a previously recognized tax position, classification, interest and penalties, taxes in interim periods and disclosure requirements.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a material effect on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157").  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company is currently in the process of evaluating the impact of SFAS No. 157 on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statement No. 87, 88, 106 and 132(R)" ("SFAS No. 158").  SFAS No. 158 requires recognition of the funded status of benefit plans in statements of financial position.  It also requires recognition in other comprehensive income of changes in the funding status of such plans during the year a change occurs, as well as modifies the measurement date to account for benefits.  SFAS No. 158 was effective for recognition of funding status and disclosures as of December 30, 2006 for the Company.  The measurement of defined benefit plan assets and benefit obligations under SFAS No. 158 is effective for fiscal years ending after December 15, 2008.  The adoption of SFAS No. 158 decreased other liabilities associated with the Company's postretirement plans by $1,381 and increased accumulated other comprehensive income by $856, net of $525 of deferred taxes.  The adoption of SFAS No. 158 did not have an effect on the Company's defined benefit retirement plan (See Note J).

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", including an amendment of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities".  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective of which is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Eligible items for the measurement option include all recognized financial assets and liabilities except: investments in subsidiaries, interests in variable interest entities, employers' and plans' obligations for pension benefits, assets and liabilities recognized under leases, deposit liabilities, financial instruments that are a component of shareholder’s equity.  Also included are firm commitments that involve only financial instruments, nonfinancial insurance contracts and warranties and host financial instruments.  The statement permits all entities to choose at specified election dates, after which the entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings, at each subsequent reporting date.  The fair value option may be applied instrument by instrument; however, the election is irrevocable and is applied only to entire instruments and not to portions of instruments.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of this statement to have a material effect on the financial position or results of operations.

NOTE B - ACCOUNTS RECEIVABLE

Receivables are as follows:

	2006	2005

Customers, trade	$28,278	$31,260
Other	3,295	2,817
Gross receivables	31,573	34,077
Less allowance for doubtful accounts	(651)	(595)
Net receivables	$30,922	$33,482

The Company also had notes receivable in the amount of $589 and $522 at 2006 and 2005, respectively.  The notes receivable are included in accounts receivable and other long-term assets in the Company's Consolidated Financial Statements.

Portions of the Company's trade accounts receivable are factored without recourse to a financial institution.  The amounts due to the Company from the factor are included in accounts receivable.  At December 30, 2006 and December 31, 2005, the amounts due from the factor were $3,066 and $3,461, respectively.

NOTE C - BUSINESS COMBINATIONS AND INVESTMENT IN AFFILIATE

Prior to November 8, 2004, the Company owned a 50% interest in Chroma Systems Partners, a carpet dyeing and finishing business, ("Chroma") which was accounted for under the equity method of accounting. On November 8, 2004, the remaining 50% interest was redeemed by Chroma for a nominal cash consideration.  The Company accounted for the transaction by the purchase method of accounting and, accordingly, the results of Chroma's operations subsequent to November 7, 2004 are included in the Company's Consolidated Financial Statements.

The Company's equity in the earnings and distributions received from Chroma prior to November 8, 2004 were $919 and $1,179, respectively in 2004.  The Company's proportionate share of Chroma's earnings for periods prior to November 8, 2004 is reflected in "Other income" and "Cost of sales" in the Company's Consolidated Financial Statements.  Purchases by the Company from Chroma prior to November 8, 2004, were $5,221 in 2004.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE D - DISCONTINUED OPERATIONS

Results associated with operations that have been sold or discontinued are classified as discontinued operations for all periods presented.

Following is summary financial information for the Company's discontinued operations:

		2006	2005	2004
Loss on discontinued operations:
Before income taxes		$(3,284)	$(1,044)	$(2,067)
Income tax benefit		(1,220)	(383)	(780)
Loss from discontinued operations, net of tax		$(2,064)	$(661)	$(1,287)

Income (loss) on disposal of discontinued operations:
Before income taxes	$	---	$1,320	$(703)
Income tax provision (benefit)		---	486	(265)
Income (loss) on disposal of discontinued operations, net of tax	$	---	$834	$(438)

During June 2006, the Company terminated and distributed the assets of a legacy defined benefit pension plan that had been frozen as to new benefits since 1993.  A significant number of associates covered by this plan were previously employed by operations that had been sold or discontinued.  Accordingly, $1,829, net of tax, of termination settlement expenses were recorded as a loss from discontinued operations in 2006 (See Note J).  Discontinued operations losses in 2005 and 2004 principally consisted of workers' compensation cost associated with businesses sold in 2003 and 2004 and the loss on the sale of a spun yarn facility in 2004.

NOTE E - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	2006	2005

Compensation and benefits	$5,768	$6,076
Accrued income taxes	319	1,856
Provision for customer claims, rebates and allowances	4,968	4,160
Outstanding checks in excess of cash	4,193	1,918
Other	4,293	5,371
	$19,541	$19,381

The Company's self-insured Workers' Compensation program is collateralized by letters of credit in the aggregate amount of $2,557.

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

	2006	2005

Warranty reserve beginning of year	$1,109	$922
Warranty liabilities accrued	5,075	4,499
Warranty liabilities settled	(5,201)	(5,162)
Changes for pre-existing warranty liabilities	293	850
Warranty reserve end of year	$1,276	$1,109

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE G - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

	2006	2005
Senior indebtedness
Credit line borrowings	$27,821	$32,949
Term loans	17,721	19,430
Equipment financing	9,336	4,341
Capital lease obligations	5,232	5,848
Mortgage note payable	6,770	6,987
Total senior indebtedness	66,880	69,555
Convertible subordinated debentures	22,162	24,662
Total long-term debt	89,042	94,217
Less current portion of long-term debt	(6,368)	(5,221)
Less current portion of capital lease obligations	(1,295)	(1,120)
Total long-term debt, less current portion	$81,379	$87,876

In 2006, the Company amended its senior loan and security agreement to (1) increase the revolving credit portion of the facility and change certain definitions in the agreement to facilitate the increase in revolving credit, and (2) reduce the credit spreads applicable to certain borrowings under the agreement by 0.25% and (3) reduce the maximum credit spreads that could be applicable to borrowings under the agreement by 0.50%.  The senior loan and security agreement matures on May 11, 2010 and at December 30, 2006 provided the Company with $77,721 of credit, consisting of $60,000 of revolving credit and a $17,721 term loan.  The term loan is payable in monthly principal installments of $142 and is due May 11, 2010.

Interest rates available under the senior loan and security agreement may be selected from a number of options that effectively allow the Company to borrow at rates ranging from the lender's prime rate to the lender's prime rate plus 0.50% for base rate loans, or at rates ranging from LIBOR plus 1.00% to LIBOR plus 2.75% for LIBOR loans.  The weighted-average interest rate on borrowings outstanding under this agreement was 6.99% at December 30, 2006 and 6.60% at December 31, 2005.  Commitment fees ranging from 0.25% to 0.375% per annum are payable on the average daily unused balance of the revolving credit facility.  The interest rate on borrowings under the senior loan and security agreement are fixed by an interest rate swap arrangement, that effectively fixes $30.0 million of borrowings under the agreement at 4.79% plus the applicable credit spreads.

The levels of the Company's accounts receivable and inventory limit borrowing availability under the revolving credit facility.  The facility is secured by a first priority lien on substantially all of the Company's assets.

The senior loan and security agreement generally permits dividends and repurchases of the Company's Common Stock up to an aggregate annual amount of $3,000 and such distributions in excess of $3,000 annually as may be made under conditions specified in the agreement.  The agreement also contains covenants that could limit future acquisitions.  The unused borrowing capacity under the senior loan and security agreement on December 30, 2006 was approximately $27,095.

The Company's equipment financing notes have terms ranging from five to seven years, are secured by the specific equipment financed, bear interest ranging from 5.55% to 6.94% and are due in monthly installments of principal and interest of $206 through February 2010 and monthly installments of principal and interest ranging from $157 to $23 from March 2010 through February 2013.  The notes do not have financial covenants.

The Company's significant capitalized lease obligations have terms ranging from five to six years, are secured by the specific equipment leased, bear interest ranging from 5.93% to 7.27% and are due in monthly installments of principal and interest of $135 through January 2010 and monthly installments of principal and interest ranging from $110 to $11 from February 2010 through June 2011.  One of the lease obligations requires a final installment of $200 at the end of its lease term in July 2010.  The capitalized leases do not have financial covenants.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

The Company's $6,770 mortgage note payable is secured by real property, is payable in monthly principal installments ranging from $17 to $28 during the remaining term and matures on March 2013.  The mortgage note bears interest based on LIBOR plus 2.0% and the interest rate is fixed at 6.54% through March 13, 2013 by an interest rate swap.

The Company's convertible subordinated debentures bear interest at 7% payable semi-annually, are due in 2012, and are convertible by the holder into shares of Common Stock of the Company at an effective conversion price of $32.20 per share, subject to adjustment under certain circumstances.  Mandatory sinking fund payments, which commenced May 15, 1998, retire $2,500 principal amount of the debentures annually and approximately 86% of the debentures prior to maturity.  The convertible debentures are subordinated in right of payment to all other indebtedness of the Company.

Interest payments for continuing operations were $7,152 in 2006, $5,646 in 2005, and $5,760 in 2004.  Interest capitalized by the Company was $243 in 2006 and $151 in 2005.

Maturities of long-term debt for periods following December 30, 2006 are as follows:

	Long-Term Debt	Capital Leases (See Note O)	Total

2007	$6,368	$1,295	$7,663
2008	6,510	1,389	7,899
2009	6,662	1,489	8,151
2010	44,919	985	45,904
2011	3,762	74	3,836
Thereafter	15,589	---	15,589
Total	$83,810	$5,232	$89,042

NOTE H - FINANCIAL INSTRUMENTS

The Company's financial instruments are not held or issued for trading purposes.  The carrying amounts and estimated fair value of the Company's financial instruments are summarized as follows:

	2006			2005
	Carrying Amount	Fair Value		Carrying Amount		Fair Value
Financial assets:
Cash and cash equivalents	$538	$538	$	---	$	---
Notes receivable, including current portion	589	589		522		522
Escrow funds	66	66		68		68

Financial liabilities:
Long-term debt and capital leases, including current portion	89,042	87,514		94,217		97,055
Interest rate swaps	324	324		(140)		(140)

The fair value of the Company's long-term debt and capital leases were estimated using market rates the Company believes are available for similar types of financial instruments.

NOTE I - DERIVATIVE FINANCIAL INSTRUMENTS

The Company is a party to an interest rate swap agreement with a notional amount of $30,000 through May 11, 2010.  Under the interest rate swap agreement, the Company pays a fixed rate of interest of 4.79% times the notional amount and receives in return a specified variable rate of interest times the same notional amount.  The interest rate swap is linked to the Company's variable rate debt and is considered a highly effective hedge.  The fair value of the interest rate swap agreement is reflected on the Company's balance sheet and related gains and losses are deferred in Accumulated Other Comprehensive Loss ("AOCL").  Net unrealized gains included in AOCL were $103 at December 30, 2006.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

The Company is also a party to an interest rate swap agreement through March 2013, which is linked to a mortgage note payable and considered a highly effective hedge.  Under the interest rate swap agreement, the Company pays a fixed rate of interest times a notional amount equal to the outstanding balance of the mortgage note, and receives in return an amount equal to a specified variable rate of interest times the same notional amount.  The fair value of the interest rate swap agreement is reflected on the Company's balance sheet and related gains and losses are deferred in AOCL.  At December 30, 2006, the notional amount of the interest swap agreement was $6,770.  Under the terms of the swap agreement, the Company pays a fixed interest rate of 4.54% through March 2013, which effectively fixes the interest rate on the mortgage note payable at 6.54%.  Net unrealized gains included in AOCL were $90 at December 30, 2006.

The Company was a party to an interest rate swap agreement which expired March 11, 2005.  Under the interest rate swap agreement, the Company paid a fixed rate of interest of 3.24% times a notional amount of $70,000, and received in return an amount equal to a specified variable rate of interest times the same notional amount.  The interest rate swap agreement was considered highly effective as a cash flow hedge by the Company until a significant portion of the related debt was retired in 2003.  At the time the interest rate swap agreement became ineffective, the Company wrote off to interest expense the portion of AOCL related to the debt retired.  Changes in the fair value of the interest rate swap agreement were marked to market through interest expense.  Amounts that remained in AOCL at the time of the interest rate swap agreement became ineffective were amortized into earnings through interest expense over the remaining life of the interest rate swap agreement.  During 2005, the Company reduced earnings by approximately $52, net of taxes, to amortize the unrealized loss in AOCL related to the interest rate swap agreement.

NOTE J - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) defined contribution plan covering substantially all associates.  The Company matches associates' contributions, on a sliding scale, up to a maximum of 5% of the associate's earnings.  The Company may make additional contributions to the plan if the Company attains certain performance targets.

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation.  The obligations owed to participants under this plan were $11,704 at December 30, 2006 and $10,217 at December 31, 2005 and are included in other liabilities in the Company's balance sheets.  The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors.  The Company has established a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan.  Amounts invested in cash and company-owned life insurance in the Rabbi Trust were $11,673 at December 30, 2006 and $9,688 at December 31, 2005 and are included in cash and cash equivalents and other long-term assets in the Company's balance sheets.

The Company also sponsors a defined benefit retirement plan that covers a limited number of the Company's active associates.  During June 2006, the Company completed the termination and distribution of assets of a defined benefit plan that had been frozen since 1993 as to new benefits.  A significant number of associates covered by this plan were previously employed by operations that were sold or discontinued.  Settlement expenses for the plan termination in the amount of $3,249, or $2,057, net of tax, were recognized during 2006.  Settlement expenses recorded in the Company's continuing operations were $228, net of tax, and $1,829, net of tax, of such expenses were recorded as a loss from discontinued operations.  The funds required to terminate the plan were $2,595.  Disclosures in this note pertaining to the terminated plan and the ongoing defined benefit plan have been segregated in order to provide more meaningful information about the Company's retirement plans.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

During 2006, the Company adopted the provisions of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statement Nos. 87, 88, 106 and 132(R)".  See Note A, "Recent Accounting Pronouncements" to the Company's Financial Statements.

Information about the benefit obligation, assets and funded status of the Company's defined benefit pension plans is summarized as follows:

	2006				2005
	Ongoing Plan		Terminated Plan	Total	Ongoing Plan	Terminated Plan	Total
Change in benefit obligation:
Benefit obligation at beginning of year	$2,899		$4,962	$7,861	$2,560	$3,601	$6,161
Service cost	183		---	183	179	---	179
Interest cost	155		117	272	148	202	350
Actuarial (gain) loss	(23)		697	674	169	1,327	1,496
Benefits paid	(16)		---	(16)	(157)	(168)	(325)
Settlements	(353)		(5,776)	(6,129)	---	---	---
Benefit obligation at end of year	2,845		---	2,845	2,899	4,962	7,861

Change in plan assets:
Fair value of plan assets at
beginning of year	2,300		3,215	5,515	1,923	2,475	4,398
Actual return on plan assets	144		(34)	110	42	(22)	20
Employer contributions	467		2,595	3,062	492	930	1,422
Benefits paid	(16)		---	(16)	(157)	(168)	(325)
Settlements	(353)		(5,776)	(6,129)	---	---	---
Fair value of plan assets at end of year	2,542		---	2,542	2,300	3,215	5,515

Funded status: Underfunded	$(303)	$	---	$(303)	$(599)	$(1,747)	$(2,346)

The balance sheet classification of the Company's liability for defined benefit pension plans and asset allocation for such plans are summarized as follows:

	2006				2005
	Ongoing Plan	Terminated Plan		Total	Ongoing Plan	Terminated Plan	Total

Accrued benefit liability - Non-current portion	$303	$	---	$303	$599	$1,747	$2,346

Projected benefit obligation	2,845		---	2,845	2,899	4,962	7,861
Accumulated benefit obligation	2,845		---	2,845	2,899	4,962	7,861
Fair value of plan assets	2,542		---	2,542	2,300	3,215	5,515

Defined benefit plan asset allocation
Equity securities	66.65%		---	66.65%	65.49%	38.08%	49.51%
Debt securities	31.30%		---	31.30%	32.05%	9.33%	18.81%
Other	2.05%		---	2.05%	2.46%	52.59%	31.68%
Total	100.00%		---	100.00%	100.00%	100.00%	100.00%

At December 31, 2005, prior to the adoption of SFAS No. 158, the net amount recognized for defined benefit pension plans was $2,140 as follows:  $79 of unrecognized prior service cost and $4,407 of unrecognized actuarial losses as components of accumulated other comprehensive loss (before taxes) and $2,346 as a non-current liability.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Information about the benefit obligation and funded status of the Company's postretirement benefit plans is summarized as follows:

	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$812	$1,017
Service cost	5	6
Interest cost	53	51
Participant contributions	30	42
Actuarial (gain) loss	24	(258)
Benefits paid	(38)	(46)
Benefit obligation at end of year	886	812

Change in plan assets:
Employer contributions	8	4
Participant contributions	30	42
Benefits paid	(38)	(46)
Fair value of plan assets at end of year	---	---

Funded status Underfunded	$(886)	$(812)

The balance sheet classification of the Company's liability for postretirement benefit plans is summarized as follows:

	2006		2005

Accrued benefit liability - Current portion	$25	$	---
Accrued benefit liability - Non-current portion	861		2,398
Total Liability	$886		$2,398

At December 31, 2005, prior to the adoption of SFAS No. 158, the Company's liability for postretirement plans included unrecognized prior service credit of $893 and unrecognized actuarial gains of $693.

There were no shares of the Company's Common Stock included in the assets of the Company’s defined benefit pension plans at December 30, 2006 or December 31, 2005.  Assets of the defined benefit pension plan are invested in moderate risk investments with a strategy to maintain a balanced investment portfolio of 60% equity instruments and 40% debt instruments.  The investment strategy is geared toward a balance of capital growth and income.  During 2005, approximately $1,700 of the assets in the defined benefit pension plan that was in the process of being terminated were invested in highly liquid investments and is presented in the "Other" classification of asset allocations in the table above.  The Company expects to contribute $295 to its on-going pension plan and $10 to its postretirement plans in 2007.

Benefits expected to be paid on behalf of associates for defined benefit pension and postretirement benefit plans during the period 2007 through 2016 are summarized as follows:

	Pension Plans	Postretirement Plans

2007	$25	$25
2008	35	26
2009	46	27
2010	70	29
2011	89	20
2012 - 2016	886	111

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Assumptions used to determine benefit obligations, net periodic pension cost and return on assets of the Company's defined benefit pension plans are summarized as follows:

	2006			2005
	Ongoing	Terminated		Ongoing	Terminated
	Plan	Plan	Total	Plan	Plan	Total

Weighted-average assumptions as of year-end:
Discount rate (benefit obligations)	5.75%	---	5.75%	5.50%	4.73%	5.01%
Discount rate (net periodic pension costs)	5.50%	---	5.50%	5.75%	5.75%	5.75%
Expected return on plan assets	7.50%	---	7.50%	7.50%	7.50%	7.50%

The Company currently uses a 7.5% expected long-term rate of return on assets to determine pension cost.  The rate of return considers the defined benefit pension plan's asset allocation strategy and the historical and expected future returns on its assets.

Assumptions used to determine benefit obligations of the Company's postretirement benefit plans are summarized as follows:

	2006	2005
Weighted-average assumptions as of year-end:
Discount rate (benefit obligations)	5.40%	6.44%

Assumptions used and related effects of health care cost are summarized as follows:

	2006	2005

Health care cost trend assumed for next year	10.00%	10.00%
Rate to which the cost trend is assumed to decline	6.00%	6.00%
Year that the rate reaches the ultimate trend rate	2011	2010

The effect of a 1% change in health care cost trend on the Company's postretirement benefit plans is summarized as follows:

	2006				2005
		1% Increase		1% Decrease		1% Increase		1% Decrease
Service and interest components of cost for postretirement benefit plans	$	---	$	---	$	---	$	---
Accumulated postretirement benefit obligation		2		(3)		3		(3)

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Components of net periodic benefit costs for all retirement plans are summarized as follows:

		2006			2005			2004
	Ongoing Plan	Terminated Plan	Total	Ongoing Plan	Terminated Plan	Total	Ongoing Plan	Terminated Plan	Total
Defined benefit plans:
Service cost	$ 183	$ ---	$ 183	$ 179	$ ---	$ 179	$ 153	$ ---	$ 153
Interest cost	155	117	272	148	202	350	124	264	388
Expected return on plan assets	(184)	(121)	(305)	(161)	(220)	(381)	(114)	(236)	(350)
Amortization of prior service costs	6	---	6	6	---	6	6	---	6
Recognized net actuarial loss	90	106	196	78	59	137	67	75	142
Settlement loss	202	3,249	3,451	---	---	---	---	386	386
Total defined benefit plans	452	3,351	3,803	250	41	291	236	489	725
Defined contribution plan	1,022	---	1,022	841	---	841	1,287	---	1,287
Net periodic benefit cost	$ 1,474	$ 3,351	$ 4,825	$ 1,091	$ 41	$ 1,132	$ 1,523	$ 489	$ 2,012

Costs charged for all postretirement benefit plans are summarized as follows:

	2006	2005	2004
Defined benefit plans
Service cost	$5	$6	$5
Interest cost	53	51	63
Amortization of prior service costs	(88)	(88)	(88)
Recognized net actuarial gain	(95)	(84)	(82)
Settlement gain	---	(111)	(64)
Net periodic benefit credit	$(125)	$(226)	$(166)

Pre-tax components of Accumulated Other Comprehensive Income (Loss) related to defined benefit pension and postretirement benefit plans at December 30, 2006:

	Defined Benefit Pension Plans		Postretirement Benefit Plans
	2006	2007 Expected Amortization	2006	2007 Expected Amortization

Prior service costs (credit)	$74	$6	$(805)	$(88)
Unrecognized actuarial (gains) losses	1,629	74	(576)	(56)
Totals	$1,703	$80	$(1,381)	$(144)

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE K - INCOME TAXES

The provision for income taxes on income from continuing operations consists of the following:

	2006	2005	2004
Current
Federal	$2,317	$2,304	$6,395
State	182	188	642
Total current	2,499	2,492	7,037

Deferred
Federal	324	1,724	714
State	45	240	100
Total deferred	369	1,964	814

Income tax provision	$2,868	$4,456	$7,851

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax basis of those assets and liabilities.

Significant components of the Company's deferred tax liabilities and assets are as follows:

	2006	2005
Deferred tax liabilities:
Property, plant and equipment	$13,071	$12,658
Intangible assets	81	41
Other	3,312	3,324
Total deferred tax liabilities	16,464	16,023

Deferred tax assets:
Inventories	967	519
Postretirement benefits	3,723	4,149
Other employee benefits	1,037	1,409
State net operating losses	1,430	1,061
State tax credit carryforwards	1,959	1,455
Allowances for bad debts, claims and discounts	2,188	1,770
Other	165	251
Total deferred tax assets	11,469	10,614
Valuation allowance	(2,410)	(1,627)
Net deferred tax asset	9,059	8,987
Net deferred tax liabilities	$7,405	$7,036

Differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income from continuing operations are reconciled as follows:

	2006	2005	2004

Statutory rate applied to income from continuing operations	$4,422	$5,047	$7,662
Plus state income taxes net of federal tax effect	147	278	482
Total statutory provision	4,569	5,325	8,144

Increase (decrease) attributable to:
Tax contingency reserve	(1,221)	(434)	---
Refunds from utilization of tax credits	(411)	(394)	---
Other items	(69)	(41)	(293)
Total tax provision	$2,868	$4,456	$7,851

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Income tax payments, net of income tax refunds, for continuing and discontinued operations were $1,625 in 2006, $5,539 in 2005, and $17,937 in 2004.

At December 30, 2006 and December 31, 2005, income tax refunds receivable in the amount of $924 and $3,175, respectively, were included in other current assets on the Company's balance sheet.

At December 30, 2006, approximately $36,000 of state tax NOL ("net operating loss") carryforwards and $1,959 state tax credit carryforwards were available to the Company that will expire in five to twenty years.  A valuation allowance of $2,410 is recorded to reflect the estimated amount of deferred tax assets that may not be realized during the carryforward periods.

NOTE L - COMMON STOCK AND EARNINGS PER SHARE

The Company's Charter authorizes 80,000,000 shares of Common Stock with a $3 par value per share and 16,000,000 shares of Class B Common Stock with a $3 par value per share.  Holders of Class B Common Stock have the right to twenty votes per share on matters that are submitted to Shareholders for approval and to dividends in an amount not greater than dividends declared and paid on Common Stock.  Class B Common Stock is restricted as to transferability and may be converted into Common Stock on a one share for one share basis.  The Company's Charter also authorizes 200,000,000 shares of Class C Common Stock, $3 par value per share, and 16,000,000 shares of Preferred Stock.  No shares of Class C Common Stock or Preferred Stock have been issued.

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	2006	2005	2004

Income from continuing operations (1)	$9,767	$9,963	$14,040

Denominator for calculation of basic earnings per share -
weighted-average shares outstanding (2)	12,702	12,416	12,119

Effect of dilutive securities:
Stock options (3)	222	432	420
Stock subscriptions (3)	---	---	14
Restricted stock grants	6	18	12
Directors' stock performance units	29	13	10
Denominator for calculation of diluted earnings per
share - weighted-average shares adjusted
for potential dilution (2)(3)	12,959	12,879	12,575

Earnings per share:
Basic	$0.77	$0.80	$1.16
Diluted	0.75	0.77	1.12

 (1)

No adjustments needed in the numerator for diluted calculations.

 (2)

Includes Common and Class B Common shares in thousands.

 (3)

Because their effects are anti-dilutive, excludes shares issuable under stock option and stock subscription plans, whose grant price is greater than the average market price of Common Shares outstanding at the end of the relevant period, and shares issuable on conversion of subordinated debentures into shares of Common Stock.  Aggregate shares excluded were 995 shares in 2006, 845 shares in 2005, and 981 shares in 2004.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE M - STOCK COMPENSATION EXPENSE AND STOCK PLANS

Stock Compensation Expense

Stock compensation expense in 2006 for restricted stock and stock performance units granted prior to December 31, 2006 and unvested stock options as of January 1, 2006 was $662.  No stock options were granted in 2006.  The compensation expense for all such stock awards is expected to be approximately $719 in 2007, $360 in 2008, $298 in 2009 and $867 thereafter. Subsequent to December 30, 2006, restricted stock with a grant-date fair value of approximately $1,400 that will vest over the next 2 years to 20 years was awarded under our 2006 stock incentive plan.  The compensation expense for all unvested stock options and restricted stock, including the awards granted in 2007, is expected to be $1,100 in 2007, $831 in 2008, $676 in 2009 and $1,100 thereafter.

Prior to January 1, 2006, as permitted by SFAS No. 123, the Company accounted for share-based payments to employees using Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and accordingly, did not record compensation expense for stock options granted.  Results for prior periods have not been retrospectively restated.  Following is a pro forma summary of the Company's net income and earnings per share, as if the Company had determined compensation expense for stock options based under the recognition provisions of SFAS No. 123.

	2005	2004

Net income, as reported	$10,136	$12,315
Stock compensation expense, net of taxes	(3,350)	(1,113)
Adjusted net income	$6,786	$11,202

Basic earnings per share, as reported	$0.82	$1.02
Stock compensation expense, net of taxes	(0.27)	(0.09)
Adjusted basic earnings per share	$0.55	$0.93

Diluted earnings per share, as reported	$0.79	$0.98
Stock compensation expense, net of taxes	(0.26)	(0.09)
Adjusted diluted earnings per share	$0.53	$0.89

The pro forma effect of applying SFAS No. 123 on net income and earnings per share shown above is not necessarily indicative of future results.

A significant portion of stock option awards granted in 2005 and 2004 vested either immediately or within six months of their grant date.  The pro forma effect of these options on stock compensation expense and diluted earnings per share was $3,097, or $0.24 per diluted share in 2005 and $866, or $0.07 per diluted share in 2004.

At December 30, 2006, unrecognized compensation expense related to unvested stock options was $119.  This compensation expense is expected to be recognized over a weighted-average period of 1.7 years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005 Grants	2004 Grants

Expected life	5 years	5 years
Expected volatility	59.80%	63.40%
Risk-free interest rate	4.35%	3.53%
Dividend yield	0.00%	0.00%

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

SFAS No. 123(R) requires that excess tax benefits relating to compensation expense be reported as a financing cash flow, rather than as an operating cash flow as required under prior guidance.  Excess tax benefits of $202 were included in cash provided by financing activities for the year ended December 30, 2006 as compared to excess tax benefits of $1,042 and $486 included in cash provided by operating activities for the years ended December 31, 2005 and December 25, 2004, respectively.

2006 Stock Award Plan

On May 3, 2006, the Company's shareholders approved and adopted the Company's 2006 Stock Award Plan (the "2006 Plan") which provides for the issuance of a maximum of 800,000 shares of Common Stock and/or Class B Common Stock for the stock-based or stock-denominated awards to directors of the Company, and to salaried employees of the Company and its participating subsidiaries.  The 2006 Plan superseded and replaced The Dixie Group, Inc. Stock Incentive Plan (the "2000 Plan"), which was terminated with respect to the granting of new awards.  Awards previously granted under the 2000 Plan will continue to be governed by the terms of that plan and will not be affected by its termination.

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

During 2006, the Company also granted awards of 24,000 shares of restricted stock to key employees.  The grant-date fair value of the awards was $333, or $13.88 per share.  Vesting of the awards is subject to a continued service condition, with one-third to one-fifth of the awards vesting each year on the anniversary date the awards were granted.  The fair value of each share of restricted stock awarded was equal to the market value of a share the Company's Common Stock on the grant date.

During 2005, the Company granted awards of 67,180 shares of restricted stock to officers and other key employees.  The grant-date fair value of the awards was $1,200, or $17.86 per share.  Vesting of the awards is subject to a continued service condition, with one-third of the awards vesting each year on the anniversary date the awards were granted.  The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Restricted stock activity for the three years ended December 30, 2006 is summarized as follows:

	Number of Shares	Weighted-Average Fair Value Granted During the Year

Outstanding at December 27, 2003	20,000	$	---
Granted	---		---
Vested	---		---
Forfeited	---		---

Outstanding at December 25, 2004	20,000		---
Granted	67,180		17.86
Vested	(20,000)		---
Forfeited	(9,190)		---

Outstanding at December 31, 2005	57,990		---
Granted	149,000		12.68
Vested	(19,330)		---
Forfeited	---		---

Outstanding at December 30, 2006	187,660	$	---

As of December 30, 2006, unrecognized compensation cost related to unvested restricted stock was $2,124.  That cost is expected to be recognized over a period of 5.2 years.  The total fair value of shares vested during the year ended December 30, 2006 and December 31, 2005 was approximately $261 and $273, respectively.

Stock Performance Units

The Company's non-employee directors receive 50% of their annual retainer ($12 in 2006) in Stock Performance Units under the Directors' Stock Plan.  Upon retirement, the Stock Performance Units vest and the Company issues Common Stock equivalent to the number of Stock Performance Units held by non-employee directors.  The fair value of each Stock Performance Unit awarded was equal to the market value of a share of the Company's Common Stock on the grant date.  As of December 30, 2006, 36,442 Stock Performance Units were outstanding under this plan.

Stock Purchase Plan

The Company has a stock purchase plan which authorizes 108,000 shares of Common Stock for purchase by supervisory associates at the market price prevailing at the time of purchase.  At December 30, 2006, 27,480 shares remained available for issuance under the plan.  Shares sold under this plan are held in escrow until paid for and are subject to repurchase agreements which give the Company a right of first refusal to purchase the shares if they are subsequently sold.  No shares were sold under the plan in 2006, 2005, or 2004.

Stock Options

All unvested stock options issued under the Company's 2000 Plan are generally exercisable at a cumulative rate of 25% per year after the second year from the date the options are granted.  Any options granted under the Company's 2006 Plan will be exercisable for periods determined at the time the awards are granted.  No options were granted under either of these plans during the year ended December 30, 2006.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Option activity for the three years ended December 30, 2006 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price		Weighted-Average Fair Value of Options Granted During the Year

Outstanding at December 27, 2003	1,159,739	$5.97	$	---
Exercised	(317,807)	5.91		---
Granted at market price	379,997	13.97		7.86
Granted above market price	16,113	13.84		6.79
Forfeited	(28,000)	4.66		---

Outstanding at December 25, 2004	1,210,042	8.64		---
Exercised	(361,118)	6.79		---
Granted at market price	378,000	13.77		7.56
Forfeited	(37,612)	10.05		---

Outstanding at December 31, 2005	1,189,312	10.78		---
Exercised	(125,340)	6.81		---
Forfeited	(34,375)	14.71		---

Outstanding at December 30, 2006	1,029,597	$11.13	$	---

Options exercisable at:
December 25, 2004	737,599	$7.41	$	---
December 31, 2005	1,077,083	11.22		---
December 30, 2006	976,635	11.36		---

The following table summarizes information about stock options at December 30, 2006:

Options Outstanding
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price

$3.210 - $4.875	161,600	5.0 years	$4.23
5.750 - 7.660	184,837	4.7 years	7.05
11.420 - 17.580	683,160	6.4 years	13.87
3.210 - 17.580	1,029,597	5.9 years	$11.13

Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price

$3.210 - $4.875	129,575	4.8 years	$4.23
5.750 - 7.660	180,400	4.7 years	7.05
11.420 - 17.580	666,660	6.4 years	13.91
3.210 - 17.580	976,635	5.9 years	$11.36

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

At December 30, 2006, the market value of outstanding stock options exceeded their exercise price by $1,550 and the market value of exercisable stock options exceeded their exercise price by $1,249.  The market value of stock options exercised exceeded the exercise price of the stock options exercised during the year ended 2006, 2005 and 2004 by $905, $3,711 and $1,900, respectively.

NOTE N - COMPREHENSIVE INCOME

	2006	2005	2004

Net income	$7,703	$10,136	$12,315
Other comprehensive income (loss):
Unrealized gain on interest rate swap agreements, net of tax of $168 in 2006, $45 in 2005, and $191 in 2004	274	102	180

Change in additional minimum pension liability, net of tax of $1,040 in 2006, $650 in 2005, and $37 in 2004	1,749	(1,115)	(59)
Comprehensive income	$9,726	$9,123	$12,436

Components of accumulated other comprehensive loss are as follows:

		Minimum Pension Liability	Interest Rate Swaps		Pension and Post-Retirement Liability	Total

Balance at December 27, 2003		$(1,632)	$(363)	$	---	$(1,995)
Change in additional minimum pension liability, net of tax of $37		(59)	---		---	(59)

Unrealized gain on interest rate swap agreements, net of tax of $147		---	108		---	108

Ineffective portion of interest rate swap agreement, net of tax of $44		---	72		---	72
Balance at December 25, 2004		(1,691)	(183)		---	(1,874)
Change in additional minimum pension liability, net of tax of $650		(1,115)	---		---	(1,115)

Unrealized gain on interest rate swap agreements, net of tax of $45		---	102		---	102
Balance at December 31, 2005		(2,806)	(81)		---	(2,887)
Change in additional minimum pension liability, net of tax of $1,040		1,749	---		---	1,749

Unrealized gain on interest rate swap agreements, net of tax of $168		---	274		---	274

Reclassification upon adoption of SFAS No. 158, net of tax of $646		1,057	---		(1,057)	---

Reclassification of unrecognized gains upon adoption of SFAS No. 158, net of tax of $525		---	---		856	856
Balance at December 30, 2006	$	---	$193		$(201)	$(8)

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE O - COMMITMENTS

The Company had commitments for purchases of machinery and equipment and information systems of approximately $3,464 at December 30, 2006.

The Company leases certain equipment under capital leases and certain buildings, machinery and equipment under operating leases.  Commitments for minimum rentals under non-cancelable leases, including any applicable rent escalation clauses, are as follows:

	Capital	Operating
	Leases	Leases

2007	$1,622	$1,731
2008	1,622	1,580
2009	1,622	1,168
2010	1,016	1,032
2011	75	940
Total commitments	5,957	6,451
Less amounts representing interest	(725)	---
	$5,232	$6,451

Property, plant and equipment includes machinery and equipment under capital leases which have cost and accumulated depreciation of $9,165 and $3,883, respectively, at December 30, 2006, and $8,623 and $2,724, respectively, at December 31, 2005.

Rental expense in 2006, 2005 and 2004 amounted to approximately $2,437, $3,033 and $3,219, respectively.  There was no rent paid to related parties during 2006, 2005 or 2004.

NOTE P - OTHER (INCOME) EXPENSE

Other income and expense is summarized as follows:

		2006		2005		2004
Other operating income:
Gain on sale of other operating assets		$(27)		$(174)	$	---
Insurance settlements and refunds		(353)		---		---
Miscellaneous income		(260)		(388)		(279)
Other operating income		$(640)		$(562)		$(279)

Other operating expense:
Contract dispute	$	---	$	---		$500
Retirement expenses		453		331		434
Loss on impairment of assets		218		---		---
Miscellaneous expense		62		104		84
Other operating expense		$733		$435		$1,018

Other income:
Equity in earnings of unconsolidated subsidiary	$	---	$	---		$(419)
Interest income		(32)		(118)		(310)
Dispute settlement		(294)		(107)		(500)
Gain on sale of real estate		---		(218)		---
Miscellaneous income		(128)		(168)		(196)
Other income		$(454)		$(611)		$(1,425)

Other expense:
Miscellaneous expense		$127		$87		$6
Other expense		$127		$87		$6

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THE DIXIE GROUP, INC. AND SUBSIDIARIES
(dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions		Balance at End of Year

Year ended December 30, 2006:

Reserves deducted from asset accounts:
Allowance for doubtful accounts	$595	$384	$328	(1)	$651
Provision to reduce inventories to net realizable value	6,705	---	1,530	(2)	5,175
Deferred tax asset valuation allowance	1,627	1,002	219	(3)	2,410
Reserves classified as liabilities:
Provision for claims and allowances	2,699	9,150	8,760	(4)	3,089

Year ended December 31, 2005:

Reserves deducted from asset accounts:
Allowance for doubtful accounts	$1,425	$18	$848	(1)	$595
Provision to reduce inventories to net realizable value	4,614	2,091	---		6,705
Deferred tax asset valuation allowance	1,886	45	304	(3)	1,627
Reserves classified as liabilities:
Provision for claims and allowances	2,374	9,824	9,499	(4)	2,699

Year ended December 25, 2004:

Reserves deducted from asset accounts:
Allowance for doubtful accounts	$899	$732	$206	(1)	$1,425
Provision to reduce inventories to net realizable value	3,769	845	---		4,614
Deferred tax asset valuation allowance	3,019	18	1,151	(3)	1,886
Reserves classified as liabilities:
Provision for claims and allowances	1,809	7,049	6,484	(4)	2,374

(1)

Uncollectible accounts written off, net of recoveries.

(2)

Current year provision or reserve reductions for inventories sold.

(3)

Reductions resulting from settlement of federal and state income tax examinations and expiration of tax statute of limitations.

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

Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated November 8, 2004. *
(10.23)	Summary Description of the 2004 Annual Incentive Plan for The Dixie Group, Inc.**	Incorporated by reference to Exhibit (10.33) to Dixie's Annual Report on Form 10-K for the year ended December 25, 2004. *
(10.24)	Summary Description of the Director Compensation Arrangements for The Dixie Group, Inc. (current arrangements remain unchanged from those described for 2004)**	Incorporated by reference to Exhibit (10.34) to Dixie's Annual Report on Form 10-K for the year ended December 25, 2004. *
(10.25)	Severance Agreement and Release Between Fabrica International and Royce Renfroe effective as of May 12, 2005.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated May 12, 2005. *
(10.26)	Second Amendment, dated January 18, 2006, to Employment Agreement dated November 20, 2002 between The Dixie Group, Inc. and David E. Polley.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated January 18, 2006. *
(10.27)	The Dixie Group, Inc. 2006 Stock Awards Plan. **	Incorporated by reference to Annex A to the Company's Proxy Statement for its 2006 Annual Meeting of Shareholders, filed March 20, 2006. *
(10.28)	The 2006 Incentive Compensation Plan, approved February 23, 2006.**	Incorporated by reference to Current Report on Form 8-K dated March 1, 2006. *

(10.29)

Material terms of the performance goals for the period 2007-2011, pursuant to which incentive compensation awards may be made to certain key executives of the Company based on the results achieved by the Company during such years, approved March 14, 2006.**

Incorporated by reference to Current Report on Form 8-K dated March 20, 2006. *
(10.30)

Third Amendment dated May 3, 2006, to Amended and Restated Loan and Security Agreement, by and among The Dixie Group, Inc., each of its subsidiaries as guarantors, Bank of America, N.A., in its capacity as collateral and administrative agent for the Lenders, and the Lenders (as such term is defined in the Loan Agreement).

Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated May 4, 2006. *
(10.31)	Form of Award of Career Shares under the 2006 Incentive Compensation Plan for Participants holding only shares of the Company’s Common Stock.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated June 6, 2006. *
(10.32)	Form of Award of Career Shares under the 2006 Incentive Compensation Plan for Participants holding shares of the Company’s Class B Common Stock.**	Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated June 6, 2006. *
(10.33)	Form of Award of Long Term Incentive Plan Shares under the 2006 Incentive Compensation Plan for Participants holding only shares of the Company’s Common Stock.**	Incorporated by reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated June 6, 2006. *
(10.34)	Form of Award of Long Term Incentive Plan Shares under the 2006 Incentive Compensation Plan for Participants holding shares of the Company’s Class B Common Stock.**	Incorporated by reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated June 6, 2006. *
(10.35)	Award of 125,000 shares of Restricted Stock under the 2006 Stock Awards Plan to Daniel K. Frierson.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated June 7, 2006. *
(10.36)

Fourth Amendment dated October 25, 2006, to Amended and Restated Loan and Security Agreement, by and among The Dixie Group, Inc., each of its subsidiaries as guarantors, Bank of America, N.A., in its capacity as collateral and administrative agent for the Lenders, and the Lenders (as such term is defined in the Loan Agreement).

Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated October 25, 2006. *

(10.37)	Third Amendment, dated January 6, 2007, to Employment Agreement dated November 20, 2002 between The Dixie Group, Inc. and David E. Polley.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated January 16, 2007. *

(14)	Code of Ethics.	Incorporated by reference to Exhibit (14) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2003. *
(21)	Subsidiaries of the Registrant.	Filed herewith.
(23)	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
(31.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(a).	Filed herewith.
(31.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(a).	Filed herewith.
(32.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(b).	Filed herewith.
(32.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(b).	Filed herewith.

*   Commission File No. 0-2585.

** Indicates a management contract or compensatory plan or arrangement.