Form 10-Q
period 2007-03-31
DIXIE GROUP INC
filed 2007-05-07
CIK 29332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007
or
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)	☐	Yes	☒	No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of April 23, 2007
Common Stock, $3 Par Value	12,213,880 shares
Class B Common Stock, $3 Par Value	877,539 shares
Class C Common Stock, $3 Par Value	0 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE DIXIE GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(dollars in thousands, except share amounts)

	(Unaudited)
	March 31, 2007	December 30, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$627	$538
Accounts receivable (less allowance for doubtful accounts of $598 for 2007 and $651 for 2006)	32,760	30,922
Inventories	74,951	69,600
Other current assets	10,154	7,652
TOTAL CURRENT ASSETS	118,492	108,712

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	6,063	6,047
Buildings and improvements	45,456	45,407
Machinery and equipment	116,634	113,673
	168,153	165,127
Less accumulated depreciation and amortization	(70,018)	(66,729)
NET PROPERTY, PLANT AND EQUIPMENT	98,135	98,398

OTHER ASSETS
Goodwill	56,906	56,960
Other long-term assets	13,709	13,604
TOTAL OTHER ASSETS	70,615	70,564

TOTAL ASSETS	$287,242	$277,674

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$14,865	$8,382
Accrued expenses	20,134	19,541
Current portion of long-term debt	7,908	7,663
TOTAL CURRENT LIABILITIES	42,907	35,586

LONG-TERM DEBT
Senior indebtedness	59,514	57,780
Capital lease obligations	3,598	3,937
Convertible subordinated debentures	19,662	19,662
TOTAL LONG-TERM DEBT	82,774	81,379

DEFERRED INCOME TAXES	11,696	11,697

OTHER LONG-TERM LIABILITIES	13,718	13,334

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued - 15,610,850 shares for 2007 and 15,506,664 shares for 2006	46,833	46,520
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued - 877,539 for 2007 and 829,825 shares for 2006	2,633	2,489
Additional paid-in capital	134,417	134,469
Retained earnings	6,468	6,297
Accumulated other comprehensive loss	(115)	(8)
	190,236	189,767
Less Common Stock in treasury at cost - 3,398,845 shares for 2007 and 2006	(54,089)	(54,089)
TOTAL STOCKHOLDERS' EQUITY	136,147	135,678

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$287,242	$277,674
See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(dollars in thousands, except per share data)

	Three Months Ended
	March 31, 2007	April 1, 2006
Net sales	$74,490	$79,173
Cost of sales	52,671	56,974

Gross profit	21,819	22,199
Selling and administrative expenses	19,778	19,216
Other operating income	(28)	(342)
Other operating expense	125	157

Operating income	1,944	3,168

Interest expense	1,557	1,767
Other income	(14)	(12)
Other expense	17	3

Income from continuing operations before taxes	384	1,410
Income tax provision	147	484

Income from continuing operations	237	926
Loss from discontinued operations, net of tax	(66)	(91)

Net income	$171	$835

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.02	$0.07
Discontinued operations	(0.01)	(0.00)
Net income	$0.01	$0.07

SHARES OUTSTANDING	12,771	12,632

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.02	$0.07
Discontinued operations	(0.01)	(0.01)
Net income	$0.01	$0.06

SHARES OUTSTANDING	12,976	12,935

DIVIDENDS PER SHARE:
Common Stock	---	---
Class B Common Stock	---	---

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Three Months Ended
	March 31, 2007	April 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$237	$926
Loss from discontinued operations	(66)	(91)
Net income	171	835

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,373	2,853
Change in deferred income taxes	(99)	678
Tax benefit from exercise of stock options	(85)	(58)
Net loss(gain) on property, plant and equipment disposals	2	(20)
Stock-based compensation expense	228	118
Changes in operating assets and liabilities:
Accounts receivable	(1,838)	(6,169)
Inventories	(5,351)	(3,698)
Accounts payable and accrued expenses	7,161	6,489
Other operating assets and liabilities	(2,249)	(1,897)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,313	(869)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	---	20
Purchase of property, plant and equipment	(3,041)	(6,412)
NET CASH USED IN INVESTING ACTIVITIES	(3,041)	(6,392)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on credit line	2,039	5,596
Payments on term loan	(428)	(570)
Borrowings from equipment financing	908	3,876
Payments on equipment financing	(508)	(239)
Payments on capitalized leases	(316)	(275)
Payments on mortgage note payable	(55)	(51)
Common stock issued under stock option plans	92	304
Common stock acquired for treasury	----	(45)
Tax benefit from exercise of stock options	85	58
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,817	8,654

INCREASE IN CASH AND CASH EQUIVALENTS	89	1,393
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	538	---

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$627	$1,393

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,208	$1,374
Income taxes paid, net of tax refunds (received)	(3)	279

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(dollars in thousands)

	Common Stock and Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total Stockholders' Equity

Balance at December 30, 2006	$49,009	$134,469	$6,297	$(8)	$(54,089)	$135,678

Common Stock and Class B issued under stock option plan - 43,180 net shares	131	(39)	---	---	---	92

Restricted stock grants issued - 108,720 shares	326	(326)	---	---	---	---

Tax benefit from exercise of stock options	---	85	---	---	---	85

Stock-based compensation expense	---	228	---	---	---	228

Comprehensive Income:
Net income	---	---	171	---	---	171
Unrealized loss on interest rate swap agreements, net of tax of $65	---	---	---	(107)	---	(107)
Total Comprehensive Income	---	---	171	(107)	---	64

Balance at March 31, 2007	$49,466	$134,417	$6,468	$(115)	$(54,089)	$136,147

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements which do not include all the information and footnotes required by such accounting principles for annual financial statements.  In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which includes consolidated financial statements for the fiscal year ended December 30, 2006.  Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire 2007 year.

The Company is in one line of business, carpet manufacturing.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements".  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company does not expect the adoption of this statement to have a material effect on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", including an amendment of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities".  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Items eligible for the measurement option include all recognized financial assets and liabilities except: investments in subsidiaries, interests in variable interest entities, obligations for pension benefits, assets and liabilities recognized under leases, deposit liabilities and financial instruments that are a component of shareholders' equity.  Also included are firm commitments that involve only financial instruments, nonfinancial insurance contracts and warranties and host financial instruments.  The statement permits all entities to choose the fair value measurement option at specified election dates, after which the entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings, at each subsequent reporting date.  The fair value option may be applied instrument by instrument; however, the election is irrevocable and may apply only to entire instruments and not to portions of instruments.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating its options under this statement.

NOTE C - SHARE-BASED PAYMENTS

The Company recognizes compensation expense relating to share-based payments in financial statements based on the fair value of the equity or liability instrument issued.  The Company's share-based awards are more fully discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2006.

On March 2, 2007, the Company granted 108,720 shares of restricted stock to officers of the Company.  The grant-date fair value of the awards was $1,425, or $13.11 per share.  The shares will vest over terms ranging from 2 to 20 years.  Each award is subject to a continued service condition.  The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

The Company's stock compensation expense was $228 and $118 for the three months ended March 31, 2007 and April 1, 2006, respectively.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) -- Cont'd.

NOTE D - RECEIVABLES

Receivables are summarized as follows:

	March 31, 2007	December 30, 2006
Customers, trade	$30,482	$28,278
Other	2,876	3,295
Gross receivables	33,358	31,573
Less allowance for doubtful accounts	(598)	(651)
Net receivables	$32,760	$30,922

The Company also had notes receivable in the amount of $552 and $589 at March 31, 2007 and December 30, 2006, respectively.  The notes receivables are included in accounts receivable and other long-term assets in the Company's consolidated condensed balance sheets.

NOTE E - INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method, which generally matches current costs of inventory sold with current revenues, for substantially all inventories.  Inventories are summarized as follows:

	March 31, 2007	December 30, 2006
Raw materials	$23,515	$21,678
Work-in-process	17,223	15,210
Finished goods	43,915	41,107
Supplies, repair parts and other	429	410
LIFO reserve	(10,131)	(8,805)
Total inventories	$74,951	$69,600

NOTE F - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	March 31, 2007	December 30, 2006
Compensation and benefits	$5,659	$5,768
Provision for customer rebates, claims and allowances	4,734	4,968
Outstanding checks in excess of cash	4,674	4,193
Other	5,067	4,612
Total accrued expenses	$20,134	$19,541

NOTE G - PRODUCT WARRANTY RESERVES

The Company warrants its products against manufacturing defects and failure to meet specific performance standards.  The Company records reserves for the estimated costs of defective products and failure of its products to meet applicable performance standards at the time sales are recorded.  The levels of reserves are established based primarily upon historical experience and evaluation of known claims.  Following is a summary of the Company's warranty activity:

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) -- Cont'd.

	Three Months Ended
	March 31, 2007	April 1, 2006
Warranty reserve beginning of period	$1,276	$1,109
Warranty liabilities accrued	879	1,302
Warranty liabilities settled	(932)	(1,448)
Changes for pre-existing warranty liabilities	131	128
Warranty reserve end of period	$1,354	$1,091

NOTE H - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	March 31, 2007	December 30, 2006
Senior indebtedness
Credit line borrowings	$29,860	$27,821
Term loans	17,293	17,721
Equipment financing	9,736	9,336
Capital lease obligations	4,916	5,232
Mortgage note payable	6,715	6,770
Total senior indebtedness	68,520	66,880
Convertible subordinated debentures	22,162	22,162
Total long-term debt	90,682	89,042
Less current portion of long-term debt	(6,590)	(6,368)
Less current portion of capital lease obligations	(1,318)	(1,295)
Total long-term debt, less current portion	$82,774	$81,379

During the quarter ended March 31, 2007, the Company borrowed $908 under an equipment financing note.  The note is secured by the equipment financed, bears interest at a fixed rate of interest of 6.83% and is due in monthly installments over the five-year term of the note.  The Company's senior loan and security agreement, which matures on May 11, 2010, provides $77,293 of credit, consisting of $60,000 of revolving credit and a $17,293 term loan.  The Company's credit facilities do not contain ongoing financial covenants; however, these facilities contain covenants that generally limit dividends and repurchases of the Company's Common Stock to an aggregate of $3,000 annually and could limit future acquisitions.  The unused borrowing capacity under the senior loan and security agreement on March 31, 2007 was approximately $27,584.

NOTE I - DERIVATIVE FINANCIAL INSTRUMENTS

The Company is a party to an interest rate swap agreement with a notional amount of $30,000 through May 11, 2010.  Under the interest rate swap agreement, the Company pays a fixed rate of interest of 4.79% times the notional amount and receives in return a specified variable rate of interest times the same notional amount.  The interest rate swap is linked to the Company's variable rate debt and is considered a highly effective hedge.  The fair value of the interest rate swap agreement is reflected on the Company's consolidated condensed balance sheets and related gains and losses are deferred in Accumulated Other Comprehensive Loss ("AOCL").  Net unrealized gains included in AOCL were $17 at March 31, 2007.

The Company is also a party to an interest rate swap agreement through March 2013, which is linked to a mortgage note payable and considered a highly effective hedge.  Under the interest rate swap agreement, the Company pays a fixed rate of interest times a notional amount equal to the outstanding balance of the mortgage note, and receives in return an amount equal to a specified variable rate of interest times the same notional amount.  The fair value of the interest rate swap agreement is reflected on the Company's consolidated condensed balance sheets and related gains and losses are deferred in AOCL.  At March 31, 2007, the notional amount of the interest swap agreement was $6,715.  Under the terms of the swap agreement, the Company pays a fixed interest rate of 4.54% through March 2013, which effectively fixes the interest rate on the mortgage note payable at 6.54%.  Net unrealized gains included in AOCL were $69 at March 31, 2007.

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

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation.  The obligations owed to participants under this plan were $11,746 at March 31, 2007 and $11,704 at December 30, 2006 and are included in other liabilities in the Company's consolidated condensed balance sheets.  The obligations are unsecured general obligations of the Company and the participants do not have a right, interest or claim in the assets of the Company, except as unsecured general creditors.  The Company has established a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan.  Amounts invested in cash and company-owned life insurance in the Rabbi Trust was $12,020 at March 31, 2007 and $11,673 at December 30, 2006 and is included in cash and cash equivalents and other long-term assets in the Company's consolidated condensed balance sheets.

The Company sponsors a defined benefit plan that covers a limited number of the Company's active associates.

Components of net periodic benefit costs for all retirement plans are summarized as follows:

	Three Months Ended
	March 31, 2007	April 1, 2006
Defined benefit plan:
Service cost	$50	$29
Interest cost	42	24
Expected return on plan assets	(50)	(26)
Amortization of prior service costs	2	1
Recognized net actuarial loss	24	13
Total defined benefit plan	68	41
Defined contribution plan	267	257
Net periodic benefit cost	$335	$298

The Company sponsors a legacy postretirement benefit plan that provides life insurance to a limited number of associates as a result of a prior acquisition.  The Company also sponsors a postretirement benefit plan that provides medical and life insurance for a limited number of associates who retired prior to January 1, 2003.

Components of net periodic benefit costs for all postretirement plans are summarized as follows:

		Three Months Ended
		March 31, 2007		April 1, 2006
Service cost		$5		$2
Interest cost		21		5
Amortization of prior service costs		(16)		(5)
Recognized net actuarial gains		(10)		(2)
Net periodic benefit cost	$	---	$	---

Amounts contributed or expected to be contributed by the Company during the current fiscal year to its pension and postretirement plans are not anticipated to be significantly different from amounts disclosed in the Company's 2006 Annual Report filed on Form 10-K.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) -- Cont'd.

NOTE K - INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") on, the first day of the Company's fiscal year 2007.  The Company's reserves for uncertain tax positions at December 30, 2006 were $319 and did not change as a result of the implementation of FIN 48.  Unrecognized tax benefits were $329 at March 31, 2007, all of which, if recognized, would favorably affect the Company's effective tax rate.  The Company does not expect its unrecognized tax benefits to change significantly during the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of March 31, 2007, accrued interest related to uncertain tax positions was $44.

The Company and its subsidiaries are subject to United States federal income taxes, as well as, income taxes in a number of state jurisdictions.  The Company's tax years 2003 through 2006 remain open to examination for U.S. federal income taxes and most state jurisdictions.  A few state jurisdictions remain open for tax years 2002 through 2006.

NOTE L - COMMON STOCK AND EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended
	March 31, 2007	April 1, 2006
Income from continuing operations (1)	$237	$926

Denominator for calculation of basic earnings per share - weighted-average shares (2)	12,771	12,632

Effect of dilutive securities:
Stock options (3)	173	278
Restricted stock grants (3)	1	---
Directors' stock performance units (3)	31	25
Denominator for calculation of diluted earnings per share - weighted-average shares adjusted for potential dilution (2)(3)	12,976	12,935
Earnings per share:
Basic	$0.02	$0.07
Diluted	0.02	0.07

(1)

No adjustments needed to the numerator for diluted calculations.

(2)

Includes Common and Class B Common shares in thousands.

(3)

Because their effects are anti-dilutive, shares issuable under stock option plans whose grant price is greater than the average market price of Common Shares outstanding at the end of the relevant period and shares issuable on conversion of subordinated debentures into shares of Common Stock have been excluded.  Aggregate shares excluded were 1,358 in 2007 and 966 in 2006.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) -- Cont'd.

NOTE M - COMPREHENSIVE INCOME

Comprehensive income is summarized as follows:

	Three Months Ended
	March 31, 2007	April 1, 2006
Net income	$171	$835
Other comprehensive income:
Unrealized (loss) gain on interest rate swap agreements, net of tax of $65 in 2007 and $296 in 2006	(107)	483
Comprehensive income	$64	$1,318

Components of accumulated other comprehensive income (loss), net of tax, are summarized as follows:

	Interest Rate Swaps	Pension and Post Retirement Liability	Total
Balance at December 30, 2006	$193	$(201)	$(8)
Unrealized loss on interest rate swap agreements, net of tax of $65	(107)	---	(107)
Balance at March 31, 2007	$86	$(201)	$(115)

NOTE N - OTHER (INCOME) EXPENSE

Other (income) expense is summarized as follows:

		Three Months Ended
		March 31, 2007	April 1, 2006
Other operating income:
Insurance settlements and refunds	$	---	$(232)
Miscellaneous income		(28)	(110)
Other operating income		$(28)	$(342)

Other operating expense:
Retirement expenses		$56	$145
Miscellaneous expense		69	12
Other operating expense		$125	$157

Other income:
Interest income		$(6)	$(12)
Miscellaneous income		(8)	---
Other income		$(14)	$(12)

Other expense:
Miscellaneous expense		$17	$3
Other expense		$17	$3

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is presented to update the discussion of results of operations and financial condition included in our 2006 annual report.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies were outlined in Management's Discussion and Analysis of Results of Operations and Financial Condition in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  There have been no changes to those critical accounting policies subsequent to the date of that report.

RESULTS OF OPERATIONS

The significant weakness affecting the carpet industry that began in the third quarter of 2006 has continued through the first quarter of 2007.  Units sold by the industry declined 10.4%, 10.1% and 11.5%, respectively, in the third quarter of 2006 through the first quarter of 2007, compared with units sold in the same periods of the prior year.  During this same period, dollar sales of carpet reported by the industry declined 3.2%, 7.7% and 9.8%, respectively.  As discussed below, our sales and operating results were also affected by the negative conditions experienced by the industry.

The following table sets forth certain elements of our continuing operating results as a percentage of net sales for the periods indicated:

Three Months Ended
	March 31, 2007	April 1, 2006
Net sales	100.0%	100.0%
Cost of sales	70.7%	72.0%

Gross profit	29.3%	28.0%
Selling and administrative expenses	26.5%	24.3%

Other operating income	(0.0)%	(0.5)%
Other operating expense	0.2%	0.2%

Operating income	2.6%	4.0%

Net Sales.  Net sales for the quarter ended March 31, 2007 were $74.5 million, a decrease of 5.9%, compared with sales of $79.2 million for the quarter ended April 1, 2006.

Our lower revenue in the first quarter of 2007 reflects a 6.3% decline in the dollar volume of carpet sales, compared with the same period in 2006.  Nevertheless, our sales continued to outperform the carpet industry, where sales declined 9.8%.  During the quarter sales of our residential carpet products declined 9.2% while sales of our commercial products were down only 0.4%.  Approximately 60% of the decline in our sales of residential products was due to lower sales to one customer, The Home Depot, whose carpet business was extremely weak, particularly at higher price points.  Sales of residential products to our other customers were down approximately 4% in the first quarter of 2007, compared with the same period in 2006.

Although our sales of residential carpet products remained weak during the first three weeks of April, our sales of commercial carpet products improved approximately 15%, compared with the same period in 2006.  We believe that our emphasis on development of new and differentiated products has been an important factor in keeping our business ahead of industry trends.  We have continued our development of new and differentiated products, many of which are expected to reach the market place later this year.  The recent improvement we have seen in our commercial products and the anticipated effect of the new residential products we are introducing make us optimistic that our sales will continue to outpace the sales of the carpet industry.

Cost of Sales.  Cost of sales as a percentage of net sales decreased 1.3 percentage points in the first quarter of 2007 compared to the first quarter of 2006.  Despite the effect of lower volume on fixed cost per unit, higher average selling prices, better product mix, improved production quality and manufacturing efficiencies positively affected our cost of sales percent.

Gross Profit.  Although costs as a percentage of sales improved as described above, gross profit dollars decreased $380 thousand in the first quarter of 2007 compared with the same period in 2006 due to lower sales volume.

Selling and Administrative Expenses.  Selling and administrative expenses were 26.5 percent of net sales in the first quarter of 2007 compared with 24.3 percent of net sales in the first quarter of 2006.  The increase in these expenses as a percentage of sales was the result of lower sales volume and normal inflationary cost increases.

Other Operating Income.  Other operating income decreased $314 thousand in the first quarter of 2007, compared with the first quarter of 2006 primarily as a result of life insurance benefits received in 2006.

Other operating expense.  Other operating expense did not significantly change in the first quarter of 2007, compared with the first quarter of 2006.

Operating Income.  Operating income was $1.9 million, or 2.6% of net sales, in the quarter ended March 31, 2007 compared with $3.2 million, or 4.0% of net sales, in the quarter ended April 1, 2006.  The decline in operating income was principally the result of lower sales volume, higher selling and administrative expenses and lower levels of other operating income.

Interest Expense.  Interest expense decreased for the three months ended March 31, 2007 compared with the 2006 reporting period principally due to lower levels of debt in 2007.

Other Income/Other Expense.  Other income and other expense were not significant in the first quarter of 2007 or the first quarter of 2006.

Income Tax Provision.  Our effective income tax rate was 38.3% for three months ended March 31, 2007 compared with 34.3% for the three months ended April 1, 2006.  The increase in the effective income tax rate in the first quarter of 2007 compared with the first quarter of 2006 was principally due to non-taxable life insurance proceeds in 2006 and changes in our tax contingency reserve during the periods.

Income from Continuing Operations.  Income from continuing operations was $237 thousand, or $0.02 per diluted share, for the three months ended March 31, 2007 compared with $926 thousand, or $0.07 per diluted share, for the three months ended April 1, 2006.

Net Income.  Discontinued operations reflected a loss of $66 thousand, $0.01 per diluted share, for the three months ended March 31, 2007 compared with a loss from discontinued operations of $91 thousand, or $0.01 per diluted share, in the same period of 2006.  Including discontinued operations, net income was $171 thousand, or $0.01 per diluted share, for the first three months of 2007, compared with $835 thousand, or $0.06 per diluted share, for the same period of 2006.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2007 our debt increased $1.6 million and was used primarily to invest in capital assets and fund our operations, including seasonal increases in working capital.  We financed $908 thousand of our capital expenditures through an equipment financing note which is due in monthly installments of principal and interest over five years.  The equipment financing note bears interest at a fixed rate of 6.83%.

Subsequent to March 31, 2007, on April 23, 2007, we financed $2.5 million of our capital expenditures through an equipment financing note which is due in monthly installments of principal and interest over seven years.  The equipment financing note bears interest at a fixed rate of 6.85%.

Capital expenditures for the three-months ended March 31, 2007 were $3.0 million while depreciation and amortization was $3.4 million.  We expect capital expenditures to be approximately $14.0 million to $16.0 million in fiscal 2007, while depreciation and amortization is expected to be approximately $13.0 million.  The anticipated 2007 capital expenditures will primarily be for newer manufacturing technology and new operating information systems.

We adopted the provision of Financial Accounting Standards Board Interpretation No. 48 on December 31, 2006, the first day of our fiscal year 2007.  Our reserves for unrecognized tax benefits were $319 thousand on December 30, 2006 and did not change as a result of the implementation of Financial Accounting Standards Board Interpretation No. 48.  Our unrecognized tax benefits increased by $10 thousand during the quarter ended March 31, 2007 and we do not expect our unrecognized tax benefits to change significantly during the next twelve months.

We believe that cash generated from our operations and our existing credit facilities are adequate to fund our planned liquidity needs. Unused borrowing capacity under our revolving credit facility was $27.6 million at March 31, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" SFAS No. 157.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We do not expect the adoption of this statement to have a material effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", including an amendment of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities".  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Items eligible for the measurement option include all recognized financial assets and liabilities except: investments in subsidiaries, interests in variable interest entities, obligations for pension benefits, assets and liabilities recognized under leases, deposit liabilities and financial instruments that are a component of shareholders' equity.  Also included are firm commitments that involve only financial instruments, nonfinancial insurance contracts and warranties and host financial instruments.  The statement permits all entities to choose the fair value measurement option at specified election dates, after which the entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings, at each subsequent reporting date.  The fair value option may be applied instrument by instrument; however, the election is irrevocable and may apply only to entire instruments and not to portions of instruments.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating our options under this statement.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk (dollars in thousands)

The Company's earnings, cash flows and financial position are exposed to market risks relating to interest rates.  The Company minimizes its exposure to adverse changes in interest rates and manages interest rate risks inherent in funding the Company with debt.  The Company addresses this financial exposure through a risk management program that includes maintaining a mix of fixed and floating rate debt and the use of derivative financial instruments.

At March 31, 2007, the Company had an interest rate swap agreement on its mortgage note payable with a notional amount equal to the outstanding balance of the mortgage note ($6,715 at March 31, 2007) which expires in March of 2013.  Under the interest rate swap agreement, the Company pays a fixed rate of 4.54% of interest times the notional amount and receives in return an amount equal to a specified variable rate of interest times the same notional amount.  The swap agreement effectively fixes the interest rate on the mortgage note payable at 6.54%.

On October 11, 2005, the Company entered into an interest rate swap agreement with a notional amount of $30,000 through May 11, 2010.  Under the interest rate swap agreement, the Company pays a fixed rate of interest of 4.79% times the notional amount and receives in return an amount equal to a specified variable rate of interest times the same notional amount.  The interest rate swap agreement is linked to the Company's variable rate debt and is considered a highly effective hedge.

At March 31, 2007, $17,153, or approximately 19% of the Company's total debt, was subject to floating interest rates.  A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have had an annual after-tax impact of approximately $73.

Item 4 - Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.  As of March 31, 2007, our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

10.1

Third Amendment, dated January 2, 2007, to Employment Agreement dated November 20, 2002 between The Dixie Group, Inc. and David E. Polley.  (Incorporated by Reference as Exhibit 10.1 to Current Report on Form 8-K dated January 6, 2007.)

		3.1	Bylaws of The Dixie Group, Inc., as amended, February 22, 2007. (Incorporated by Reference as Exhibit 3.1 to Current Report on Form 8-K dated February 26, 2007.)

		10.1	The Dixie Group, Inc., Summary Description of the 2007 Annual Incentive Plan. (Incorporated by Reference as Exhibit 10.1 to Current Report on Form 8-K dated February 26, 2007.)

	(ii)	Exhibits Filed with this Report

		31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIXIE GROUP, INC.
(Registrant)

Date: May 7, 2007	By: /s/ GARY A. HARMON
Gary A. Harmon Vice President and Chief Financial Officer

Date: May 7, 2007	By: /s/ D. EUGENE LASATER
D. Eugene Lasater Controller