Form 10-Q/A
period 2006-07-01
DIXIE GROUP INC
filed 2007-07-13
CIK 29332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q/A
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.	☐	Yes	☒	No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.
Class	Outstanding as of June 2, 2007
Common Stock, $3 Par Value	12,238,876 shares
Class B Common Stock, $3 Par Value	877,539 shares
Class C Common Stock, $3 Par Value	0 shares

EXPLANATORY NOTE

We have received comments from the Securities and Exchange Commission (“SEC”) regarding our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, and as a result of those comments, we are amending and restating our Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006.  The restatement does not affect our Net Income, Net Income per share, total cash flow, Balance Sheets, or stockholders’ equity for any periods.

This Quarterly Report on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 as of the date of its original filing on August 9, 2006 to correct a classification error for certain pension expenses that were classified as costs of discontinued operations.

The amendment reclassifies certain pension expenses from discontinued operations to continuing operations in our Consolidated Condensed Statements of Operations and Consolidated Condensed Statements of Cash Flows for the three and six months ended July 1, 2006. We previously classified pension expenses related to employees of our textile operations based on our interpretation that Accounting Principles Board Opinion No. 30 required that such expenses be treated as costs of discontinued operations.  The pension expenses related to former employees of our textile operations that were discontinued in 1998 and sold in 1999 and prior years.  Our original classification of such pension expenses and their presentation in our consolidated condensed financial statements was reviewed with Ernst & Young LLP, our independent registered public accounting firm, who concurred with our presentation.  Based on a review of our presentation, we have reclassified these expenses as costs of continuing operations in accordance with the requirements of Statement of Financial Accounting Standards No. 88, as clarified by the answer to Question 37 in the Financial Accounting Standards Board Special Report, "A Guide to Implementation of Statement 88 on Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits: Questions and Answers".

We have also revised our presentation of comprehensive income to prominently display the details of comprehensive income in our Consolidated Condensed Statements of Stockholders’ Equity and Comprehensive Income and made conforming changes to other relevant portions of our Quarterly Report on Form 10-Q.

As a result of the reclassifications discussed above, modifications were required to previously filed notes to our consolidated condensed financial statements as follows: Note F, Note K, Note L, and Note O.

We have revised our discussion of disclosure controls and procedures contained in our Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 to discuss the above-referenced restatement and how such restatement affected our CEO’s and CFO’s conclusions regarding our disclosure controls and procedures.  We have concluded that, solely because of the restatement as described above and described in greater detail in Note P to our consolidated condensed financial statements, we are required to conclude, and we have concluded, that we had a material weakness in internal control.  Accordingly, we have concluded that our disclosure controls and procedures was not effective as of July 1, 2006.

The following sections of our Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2006 are hereby amended and are filed herewith:

•

PART I, Item 1 - Financial Statements

•

PART I, Item 2 - Management’s Discussion and Analysis of Results of Operations

  and Financial Condition

•

PART I, Item 4 - Controls and Procedures

•

PART II, Item 6 - Exhibits

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the original filing and we have not updated the disclosures contained herein to reflect events that occurred at a later date.  This Quarterly Report on Form 10-Q/A contains forward-looking statements that were made at the time the original Quarterly Report on Form 10-Q was filed on August 9, 2006.  It is subject to the factors described in PART II, OTHER INFORMATION, Item 1A – Risk Factors and must be considered in light of any subsequent statements, including forward-looking statements, in any reports made by us subsequent to the filing of the original Form 10-Q, including all filings we made with the Securities and Exchange Commission.  Furthermore, the remainder of our Quarterly Report on Form 10-Q will not be amended and, accordingly, is not filed herewith.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED BALANCE SHEETS (dollars in thousands)
	(Unaudited)
	July 1, 2006		December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$552	$	---
Accounts receivable (less allowance for doubtful accounts of $553 for 2006 and $595 for 2005)	38,296		31,633
Inventories	73,530		72,871
Other current assets	11,515		10,577
TOTAL CURRENT ASSETS	123,893		115,081

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	6,100		6,047
Buildings and improvements	44,562		44,348
Machinery and equipment	110,735		107,993
	161,397		158,388
Less accumulated depreciation and amortization	(63,282)		(65,440)
NET PROPERTY, PLANT AND EQUIPMENT	98,115		92,948

OTHER ASSETS
Goodwill	57,068		57,177
Other long-term assets	12,962		11,797
TOTAL OTHER ASSETS	70,030		68,974

TOTAL ASSETS	$292,038		$277,003

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$14,764		$14,929
Accrued expenses	19,660		18,295
Current portion of long-term debt	7,460		6,341
TOTAL CURRENT LIABILITIES	41,884		39,565

LONG-TERM DEBT
Senior indebtedness	73,665		60,987
Capital lease obligations	4,139		4,727
Convertible subordinated debentures	19,662		22,162
TOTAL LONG-TERM DEBT	97,466		87,876

DEFERRED INCOME TAXES	10,691		10,768

OTHER LONG-TERM LIABILITIES	13,343		15,310

COMMITMENTS AND CONTINGENCIES	---		---

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued - 15,447,732 shares for 2006 and 15,347,589 shares for 2005	46,343		46,043
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued - 840,433 for 2006 and 714,560 shares for 2005	2,521		2,144
Additional paid-in capital	134,098		134,353
Unearned stock compensation	---		(719)
Retained earnings (accumulated deficit)	373		(1,406)
Accumulated other comprehensive loss	(592)		(2,887)
	182,743		177,528
Less Common Stock in treasury at cost - 3,398,845 shares for 2006 and 3,395,390 shares for 2005	(54,089)		(54,044)
TOTAL STOCKHOLDERS' EQUITY	128,654		123,484

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$292,038		$277,003
See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) (dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 1, 2006 Restated	June 25, 2005	July 1, 2006 Restated	June 25, 2005
Net sales	$88,046	$82,073	$167,219	$154,107
Cost of sales	63,296	55,925	120,271	105,916

Gross profit	24,750	26,148	46,948	48,191
Selling and administrative expenses	18,795	19,075	38,011	36,875
Other operating income	(228)	(139)	(570)	(224)
Other operating expense	130	277	286	313
Defined benefit pension plan termination expenses	3,249	---	3,249	---

Operating income	2,804	6,935	5,972	11,227

Interest expense	1,944	1,403	3,711	2,805
Other income	(95)	(141)	(108)	(233)
Other expense	50	27	54	46

Income from continuing operations before taxes	905	5,646	2,315	8,609
Income tax provision (benefit)	(123)	2,062	362	3,153

Income from continuing operations	1,028	3,584	1,953	5,456
Loss from discontinued operations, net of tax	(84)	(95)	(174)	(507)
Income on disposal of discontinued operations, net of tax	---	---	---	834

Net income	$944	$3,489	$1,779	$5,783

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.08	$0.29	$0.15	$0.44
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.04)
Disposal of discontinued operations	---	---	---	0.07
Net income	$0.07	$0.28	$0.14	$0.47

SHARES OUTSTANDING	12,689	12,326	12,660	12,298

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.08	$0.28	$0.15	$0.43
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.04)
Disposal of discontinued operations	---	---	---	0.06
Net income	$0.07	$0.27	$0.14	$0.45

SHARES OUTSTANDING	12,943	12,805	12,939	12,829

DIVIDENDS PER SHARE:
Common Stock	---	---	---	---
Class B Common Stock	---	---	---	---

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)
	Six Months Ended
	July 1, 2006 Restated		June 25, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$1,953		$5,456
Loss from discontinued operations	(174)		(507)
Income on disposal of discontinued operations	---		834
Net income	1,779		5,783

Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	5,731		5,291
Change in deferred income taxes	546		(1,296)
Net gain on property, plant and equipment disposals	(24)		(59)
Stock-based compensation expense	251		173
Changes in operating assets and liabilities:
Accounts receivable	(6,663)		(1,942)
Inventories	(659)		(10,172)
Accounts payable and accrued expenses	1,200		4,605
Other operating assets and liabilities	(2,436)		3,526
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(275)		5,909

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	26		716
Purchase of property, plant and equipment	(10,753)		(15,525)
NET CASH USED IN INVESTING ACTIVITIES	(10,727)		(14,809)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on credit line	8,987		13,320
Payments on term loan	(997)		(1,430)
Borrowings from equipment financing	6,456		---
Payments on equipment financing	(579)		(296)
Payments on capitalized leases	(552)		(973)
Payments on mortgage note payable	(106)		(99)
Payments on subordinated indebtedness	(2,500)		(2,498)
Common stock issued under stock option plans	699		618
Common stock acquired for treasury	(45)		---
Tax benefits from exercise of stock options	191		258
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,554		8,900

INCREASE IN CASH AND CASH EQUIVALENTS	552		---
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	---		---

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$552	$	---

Supplemental Cash Flow Information:
Interest paid	$3,701		$2,600
Income taxes paid, net of tax refunds	380		3,224

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (UNAUDITED) (dollars in thousands) RESTATED
	Common Stock and Class B Common Stock	Additional Paid-in Capital		Unearned Stock Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total Stockholders' Equity

Balance at December 31, 2005	$48,187	$134,353		$(719)	$(1,406)	$(2,887)	$(54,044)	$123,484

Common Stock acquired for treasury - 3,455 shares	---	---		---	---	---	(45)	(45)

Common Stock and Class B sold under stock option plan - 101,016 shares	302	397		---	---	---	---	699

Restricted Stock Grant issued - 125,000 shares	375	(375)		---	---	---	---	---

Tax benefit from exercise of stock options	---	191		---	---	---	---	191

Stock-based compensation expense	---	251		---	---	---	---	251

Reclassification upon adoption of SFAS No. 123[R]	---	(719)		719	---	---	---	---

Comprehensive Income:
Net income	---	---		---	1,779	---	---	1,779
Unrealized gain on interest rate swap agreement, net of tax of $455	---	---		---	---	743	---	743
Change in minimum pension liability, net of taxes of $951	---	---		---	---	1,552	---	1,552
Total Comprehensive Income	---	---		---	1,779	2,295	---	4,074

Balance at July 1, 2006	$48,864	$134,098	$	---	$373	$(592)	$(54,089)	$128,654

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)
RESTATED

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
RESTATED

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
RESTATED

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
RESTATED

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
RESTATED

NOTE F - DISCONTINUED OPERATIONS

Following is a summary of the Company's discontinued operations:

	Three Months Ended					Six Months Ended
		July 1, 2006 Restated		June 25, 2005		July 1, 2006 Restated		June 25, 2005
Net sales	$	---	$	---	$	---	$	---

Loss from discontinued operations:
Before income taxes		(138)		(149)		(276)		(802)
Income tax benefit		(54)		(54)		(102)		(295)
Loss from discontinued operations, net of tax		$(84)		$(95)		$(174)		$(507)

Income on disposal of discontinued operations:
Before income taxes		---		---		---		1,320
Income tax provision		---		---		---		486
Income on disposal of discontinued operations, net of tax	$	---	$	---	$	---		$834

The losses from discontinued operations in 2006 and 2005 principally consist of additional workers' compensation costs associated with the Company's factory-built housing carpet, needlebond and carpet recycling businesses sold in 2003 and 2004.  Income on disposal of discontinued operations in 2005 is the result of a recovery of a previously written-off note receivable associated with the cotton yarn and dyeing textile operations sold in 1999. Results associated with operations that have been sold or discontinued are generally classified as discontinued operations for all periods presented.  Pension expense associated with employees of our discontinued textile operations are included in income from continuing operations in accordance with Statement of Financial Accounting Standards No. 88.

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
RESTATED

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
RESTATED

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
RESTATED

Costs charged to continuing operations for all retirement plans are summarized as follows:

	Three Months Ended
	Pension Benefit
	July 1, 2006				June 25, 2005
		Restated Terminated Plan	Ongoing Plan	Restated Total 2006		Terminated Plan	Ongoing Plan	Total 2005
Components of net periodic benefit costs:
Defined benefit plans
Service cost	$	---	$30	$30	$	---	$40	$40
Interest cost		117	25	142		5	32	37
Expected return on plan assets		(121)	(27)	(148)		---	(30)	(30)
Amortization of prior service costs		---	1	1		---	2	2
Recognized net actuarial loss		106	13	119		2	17	19
Settlement loss		3,249	---	3,249		---	---	---
		3,351	42	3,393		7	61	68
Defined contribution plan		---	266	266		---	333	333

Net periodic benefit cost		$3,351	$308	3,659		7	394	401

	Six Months Ended
	Pension Benefit
	July 1, 2006				June 25, 2005
		Restated Terminated Plan	Ongoing Plan	Restated Total 2006		Terminated Plan	Ongoing Plan	Total 2005
Components of net periodic benefit costs:
Defined benefit plans
Service cost	$	---	$59	$59	$	---	$80	$80
Interest cost		117	49	166		9	64	73
Expected return on plan assets		(121)	(53)	(174)		---	(60)	(60)
Amortization of prior service costs		---	2	2		---	3	3
Recognized net actuarial loss		106	26	132		3	36	39
Settlement loss		3,249	---	3,249		---	---	---
		3,351	83	3,434		12	123	135
Defined contribution plan		---	534	534		---	485	485

Net periodic benefit cost		$3,351	$617	$3,968		$12	$608	$620

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
RESTATED

Except for an additional $845 required to fund the terminated defined benefit plan, amounts contributed or expected to be contributed by the Company during the current fiscal year to its pension and postretirement plans are not anticipated to be significantly different from amounts disclosed in the Company's 2005 Annual Report filed on Form 10-K.

NOTE L - COMMON STOCK AND EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended		Six Months Ended
	Restated July 1, 2006	June 25, 2005	Restated July 1, 2006	June 25, 2005
Income from continuing operations (1)	$1,028	$3,584	$1,953	$5,456

Denominator for calculation of basic earnings per share - weighted-average shares (2)	12,689	12,326	12,660	12,298

Effect of dilutive securities:
Stock options (3)	224	454	251	501
Restricted stock grants (3)	1	15	1	19
Directors' stock performance units (3)	29	10	27	11
Denominator for calculation of diluted earnings per share - weighted-average shares adjusted for potential dilution (2)(3)	12,943	12,805	12,939	12,829

Earnings per share:
Basic	$0.08	$0.29	$0.15	$0.44
Diluted	0.08	0.28	0.15	0.43

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
RESTATED

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
RESTATED

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

NOTE O - INCOME TAXES

During the three months ended July 1, 2006, the Company settled a Federal income tax audit for the fiscal year 2003.  As a result of the settlement of the audit, the Company reduced its tax contingency reserve and its income tax provision by $460 to reflect the settlement of certain items previously included in the Company's tax contingency reserve.  The effect on the Company's statement of operations was to reduce the effective tax rate to 13.6% and 15.6%, respectively for the three and six months periods ended July 1, 2006.

NOTE P - RESTATEMENT OF CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

This Form 10-Q/A for the quarterly period ended July 1, 2006 restates the Company’s consolidated condensed financial statements to reclassify expenses related to our legacy defined benefit pension plan as cost of continuing operations in the Company’s Consolidated Condensed Statements of Operations and Consolidated Condensed Statements of Cash Flows for the three and six months ended July 1, 2006.  This classification error did not affect net income or net income per share, or total cash flow, nor did it affect the Company’s Consolidated Condensed Balance Sheets or Consolidated Condensed Statements of Shareholders' Equity and Comprehensive Income in any period presented.

The Company interpreted Accounting Principles Board Opinion No. 30 to require that pension expenses related to employees of its discontinued textile operations should be classified as a loss from discontinued operations.  Based on a subsequent review of its presentation, the Company reclassified these expenses as costs of continuing operations in accordance with the requirements of Statement of Financial Accounting Standards No. 88, as clarified by the answer to Question 37 in the FASB Special Report, “A Guide to Implementation of Statement 88 on Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits: Questions and Answers”.

The Company has also revised its presentation of comprehensive income to prominently display the details of comprehensive income in the Company's Consolidated Condensed Statement of Stockholders' and Comprehensive Income.

As a result of the reclassifications discussed above, modifications were required to previously filed notes to consolidated condensed financial statements as follows:  Note F, Note K, Note L and Note O.  The following tables present the details of the restatement:

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) -- Cont'd.
RESTATED

SUMMARY OF CHANGES TO CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Three Months Ended July 1, 2006				Six Months Ended July 1, 2006
	Previously Reported		Adjustments	Restated	Previously Reported		Adjustments	Restated
Net sales	$88,046	$	---	$88,046	$167,219	$	---	$167,219
Cost of sales	63,582		(286)	63,296	120,557		(286)	120,271

Gross profit	24,464		286	24,750	46,662		286	46,948
Selling and administrative expenses	18,795		---	18,795	38,011		---	38,011
Other operating income	(228)		---	(228)	(570)		---	(570)
Other operating expense	130		---	130	286		---	286
Defined benefit plan termination expenses	---		3,249	3,249	---		3,249	3,249

Operating income	5,767		(2,963)	2,804	8,935		(2,963)	5,972

Interest expense	1,944		---	1,944	3,711		---	3,711
Other income	(95)		---	(95)	(108)		---	(108)
Other expense	50		---	50	54		---	54

Income from continuing operations before taxes	3,868		(2,963)	905	5,278		(2,963)	2,315
Income tax provision (benefit)	964		(1,087)	(123)	1,449		(1,087)	362

Income from continuing operations	2,904		(1,876)	1,028	3,829		(1,876)	1,953
Loss from discontinued operations, net of tax	(1,960)		1,876	(84)	(2,050)		1,876	(174)
Net income	$944	$	---	$944	$1,779	$	---	$1,779

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.23		$(0.15)	$0.08	$0.30		$(0.15)	$0.15
Discontinued operations	(0.16)		0.15	(0.01)	(0.16)		0.15	(0.01)
Net income	$0.07	$	---	$0.07	$0.14	$	---	$0.14

SHARES OUTSTANDING	12,689		12,689	12,689	12,660		12,660	12,660

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.22		$(0.14)	$0.08	$0.30		$(0.15)	$0.15
Discontinued operations	(0.15)		0.14	(0.01)	(0.16)		0.15	(0.01)
Net income	$0.07	$	---	$0.07	$0.14	$	---	$0.14

SHARES OUTSTANDING	12,943		12,943	12,943	12,939		12,939	12,939

DIVIDENDS PER SHARE:
Common Stock	---		---	---	---		---	---
Class B Common Stock	---		---	---	---		---	---

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) -- Cont'd.
RESTATED

SUMMARY OF CHANGES TO STATEMENT OF CONSOLIDATED CONDENSED CASH FLOWS
(dollars in thousands)
	Six Months Ended July 1, 2006
	Previously Reported		Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$3,829		$(1,876)	$1,953
Loss from discontinued operations	(2,050)		1,876	(174)
Net Income	$1,779	$	---	$1,779

Segment Information.  The Company’s ongoing operations are conducted in one line of business, Carpet Manufacturing.  Therefore, the Company has one reportable business segment: Carpet Manufacturing.  Consolidated net sales and assets reported in the Company's consolidated condensed financial statements pertain to its carpet manufacturing operations.  Pension expenses included in income from continuing operations for employees of our discontinued textile business were $2,963 for the three and six months ended July 1, 2006.  Such employees were terminated in 1999 and prior years.

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

RESULTS OF OPERATIONS

The following table sets forth certain elements of our continuing operating results as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	July 1, 2006 Restated	June 25, 2005	July 1, 2006 Restated	June 25, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.9%	68.1%	71.9%	68.7%

Gross profit	28.1%	31.9%	28.1%	31.3%
Selling and administrative expenses	21.3%	23.2%	22.7%	23.9%

Other operating income	(0.3)%	(0.1)%	(0.3)%	(0.1)%
Other operating expense	0.2%	0.3%	0.2%	0.2%
Defined benefit pension plan termination expenses	3.7%	0.0%	1.9%	0.0%
Operating income	3.2%	8.5%	3.6%	7.3%

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

Cost of Sales.  The increase in cost of sales, as a percentage of net sales, in 2006 compared with prior year periods is primarily attributable to a less profitable product mix, start-up costs of our new tufting and modular/carpet tile operations and higher levels of off-quality production.  A significant portion of the quality issues were related to outsourcing of tufting production prior to June 2006 when our new North Georgia tufting operation began operating on a full schedule.

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

Gross Profit.  Gross profit declined $1.4 million in the quarter ended July 1, 2006 and $1.2 million during the first six months of 2006 compared with the same periods in 2005. The decrease in gross profit reflects the effect of the factors described above that increased cost of sales.

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

Defined Benefit Pension Plan Termination Expenses.  Expenses to terminate our legacy defined benefit pension plan were $3.2 million in 2006.  Approximately $2.9 million of these expenses related to the settlement of pension benefits for employees of our discontinued textile business segment that had been terminated in 1999 and prior years.  The remaining expenses related to the settlement of pension benefits for employees of our ongoing floorcovering business segment.

Operating Income.  Operating income was $2.8 million, or 3.2% of sales, in the quarter ended July 1, 2006 and $6.0 million, or 3.6% of sales, for the first six months of 2006 compared with $6.9 million, or 8.5% of sales, in the quarter ended June 25, 2005 and $11.2 million, or 7.3% of sales, for the first six months of 2005. Defined benefit pension plan termination expenses negatively affected operating income by 3.7 percentage points and 1.9 percentage points, respectively for the quarter and six months ended July 1, 2006.  The lower levels of operating income also reflect the higher cost of sales, which more than offset the positive effect of the higher net sales volume.

Interest Expense.  Interest expense increased in the second quarter and first six months of 2006 compared with the same periods in 2005 principally due to higher levels of debt in 2006.

Other Income/Other Expense.  Other income and other expense were not significant in the second quarter or first six months of either 2006 or 2005.

Income Tax Provision.  Our income tax provision (benefit) included reductions in our tax contingency reserve for the three and six months ended July 1, 2006, principally as a result of a federal income tax examination concluded during the second quarter of 2006.  Excluding the contingency reserve adjustments, the effective income tax rate was 37.2% and 35.5%, respectively for the three and six months ended July 1, 2006 compared with 36.5% and 36.6%, respectively for the three and six months ended June 25, 2005.

Income From Continuing Operations.  Income from continuing operations was $1.0 million, or $0.08 per diluted share, for the quarter ended July 1, 2006 compared with $3.6 million, or $0.28 per diluted share, for the quarter ended June 25, 2005.  Income from continuing operations was $2.0 million, or $0.15 per diluted share, for the first six months of 2006 compared with $5.5 million, or $0.43 per diluted share, for the first six months of 2005.  Income from continuing operations in the second quarter and first six months of 2006 was reduced by $2.1 million, net of tax, or $0.16 per diluted share as a result of settlement expenses to terminate a defined benefit pension plan in the second quarter of 2006.

Net Income.  Discontinued operations reflected a loss of $84 thousand, or $0.01 per diluted share, in the second quarter of 2006 and a loss of $174 thousand, or $0.01 per diluted share, for the first six months of 2006.  Discontinued operations reflected a loss of $95 thousand, or $0.01 per diluted share, in the second quarter of 2005 and income of $327 thousand, or $0.02 per diluted share, for the first six months of 2005.

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

Item 4 - Controls and Procedures

Restatement

See Note P – “Restatement of Consolidated Condensed Financial Statements”, of Notes to Consolidated Condensed  Financial Statements, which fully describes the restatement of our previously issued financial statements to change the presentation of pension costs relating to our discontinued textile business in our Consolidated Condensed Statements of Operations for the three and six months ended July 1, 2006 and Consolidated Condensed Statements of Cash Flows for the six months ended July 1, 2006.  This change in presentation had no impact on previously reported Net Income, Net Income per share, total cash flow, our Balance Sheets or stockholder’s equity.  This change in presentation also did not affect our compliance with loan covenants or financial rewards granted to our associates and officers.

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of July 1, 2006, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”).  In connection with the restatement described above, we reevaluated the effectiveness of our disclosure controls and procedures.

Public Company Accounting Oversight Board Auditing Standard No. 2 (“AS-2”) defines a material weakness over financial reporting as a significant deficiency or a combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  AS-2 identifies certain circumstances that are to be regarded as a “significant deficiency” and as a “strong indicator” that a material weakness in internal control over financial reporting exists.  The restatement of previously issued financial statements to reflect the correction of an error is such an indicator, under AS-2.

In conducting our reevaluation, we considered the provisions of AS-2, which identifies a restatement as a strong indicator of a material weakness in internal control over financial reporting.  We also considered the following additional factors: the facts underlying our original classification of the pension costs that are the subject of our restatement were disclosed in our consolidated financial statements and notes thereto, and our original classification of such pension costs and income tax payments were reviewed with and concurred in by Ernst & Young, LLP, our independent registered public accounting firm.  Based on our reevaluation on July 12, 2007, our CEO and CFO concluded that our original classification of such pension costs in our Consolidated Condensed Statements of Operations and Consolidated Condensed Statements of Cash Flows must be considered, as AS-2 is currently interpreted, a material weakness in our internal control over financial reporting and our disclosure controls and procedures were not effective as of July 1, 2006.

Remediation of Material Weakness in Internal Control and Changes in Internal Control Over Financial Reporting

Subsequent to March 31, 2007, we remediated the material weakness described above by restating our financial statements to reclassify pension costs related to our discontinued textile business from discontinued operations to continuing operations in our Consolidated Condensed Statements of Operations for the three and six months ended July 1, 2006 and Consolidated Condensed Statements of Cash Flows for the six ended July 1, 2006.

We continue to monitor new and emerging accounting guidance and industry interpretations to assist in our application of U. S. Generally Accepted Accounting Principles, and we will seek additional guidance regarding the accounting treatment of matters that, in our judgment, require such additional review.  Accordingly, we have remediated the material weakness in our internal control and our CEO and CFO have concluded that, as of date hereof, our disclosure controls and procedures and internal controls over financial reporting are effective.

No changes in our internal control over financial reporting occurred during the quarter covered by this report that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures, as well as diverse interpretation of U. S. Generally Accepted Accounting Principals by accounting professionals.. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  These inherent limitations are known features of the financial reporting process; therefore, it is not possible to design into the process safeguards to eliminate all risk.

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

THE DIXIE GROUP, INC.
(Registrant)

Date: July 13, 2007	By: /s/ GARY A. HARMON
Gary A. Harmon Vice President and Chief Financial Officer

Date: July 13, 2007	By: /s/ D. EUGENE LASATER
D. Eugene Lasater Controller