Form 10-Q/A
period 2006-09-30
DIXIE GROUP INC
filed 2007-07-13
CIK 29332

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

EXPLANATORY NOTE

We have received comments from the Securities and Exchange Commission (“SEC”) regarding our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, and as a result of those comments, we are amending and restating our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006.  The restatement does not affect our Net Income, Net Income per share, total cash flow, Balance Sheets, or stockholders’ equity for any periods.

This Quarterly Report on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 as of the date of its original filing on November 9, 2006 to correct a classification error for certain pension expenses that were classified as costs of discontinued operations.

The amendment reclassifies certain pension expenses from discontinued operations to continuing operations in our Consolidated Condensed Statements of Operations and Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2006.  We previously classified pension expenses related to employees of our textile operations based on our interpretation that Accounting Principles Board Opinion No. 30 requires that such expenses be treated as costs of discontinued operations.  The pension expenses related to former employees of our textile operations that were discontinued in 1998 and sold in 1999 and prior years.  Our original classification of such pension expenses and their presentation in our consolidated condensed financial statements was reviewed with Ernst & Young LLP, our independent registered public accounting firm, who concurred with our presentation.  Based on a review of our presentation, we have reclassified these expenses as costs of continuing operations in accordance with the requirements of Statement of Financial Accounting Standards No. 88, as clarified by the answer to Question 37 in the Financial Accounting Standards Board Special Report, "A Guide to Implementation of Statement 88 on Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits: Questions and Answers".

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

We have revised our discussion of disclosure controls and procedures contained in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 to discuss the above-referenced restatement and how such restatement affected our CEO’s and CFO’s conclusions regarding our disclosure controls and procedures.  We have concluded that, solely because of the restatement as described above and described in greater detail in Note Q to our consolidated condensed financial statements, we are required to conclude, and we have concluded, that we had a material weakness in internal control.  Accordingly, we have concluded that our disclosure controls and procedures was not effective as of September 30, 2006.

The following sections of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 are hereby amended and are filed herewith:

•

PART I, Item 1 - Financial Statements

•

PART I, Item 2 - Management’s Discussion and Analysis of Results of Operations

and Financial Condition

•

PART I, Item 4 - Controls and Procedures

•

PART II, Item 6 - Exhibits

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the original filing and we have not updated the disclosures contained herein to reflect events that occurred at a later date.  This Quarterly Report on Form 10-Q/A contains forward-looking statements that were made at the time the original Quarterly Report on Form 10-Q was filed on November 9, 2006.  It is subject to the factors described in PART II, OTHER INFORMATION, Item 1A – Risk Factors and must be considered in light of any subsequent statements, including forward-looking statements, in any reports made by us subsequent to the filing of the original Form 10-Q, including all filings we made with the Securities and Exchange Commission.  Furthermore, the remainder of our Quarterly Report on Form 10-Q will not be amended and, accordingly, is not filed herewith.

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

THE DIXIE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2006	Sept. 24, 2005	Sept. 30, 2006 Restated	Sept. 24, 2005
Net sales	$83,606	$76,661	$250,825	$230,768
Cost of sales	58,761	54,208	179,031	160,124

Gross profit	24,845	22,453	71,794	70,644
Selling and administrative expenses	19,097	19,213	57,108	56,088
Other operating income	(29)	(6)	(599)	(230)
Other operating expense	171	85	458	398
Defined benefit pension plan termination expenses	---	---	3,249	---

Operating income	5,606	3,161	11,578	14,388

Interest expense	1,795	1,553	5,506	4,358
Other income	(14)	(9)	(122)	(242)
Other expense	53	21	107	67

Income from continuing operations before taxes	3,772	1,596	6,087	10,205
Income tax provision	1,069	343	1,430	3,496

Income from continuing operations	2,703	1,253	4,657	6,709
Loss from discontinued operations, net of tax	(86)	(32)	(261)	(539)
Income on disposal of discontinued operations, net of tax	---	---	---	834

Net income	$2,617	$1,221	$4,396	$7,004

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.21	$0.10	$0.37	$0.54
Discontinued operations	(0.00)	(0.00)	(0.02)	(0.04)
Disposal of discontinued operations	---	---	---	0.07
Net income	$0.21	$0.10	$0.35	$0.57

SHARES OUTSTANDING	12,736	12,472	12,685	12,356

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.21	$0.10	$0.36	$0.52
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.04)
Disposal of discontinued operations	---	---	---	0.06
Net income	$0.20	$0.09	$0.34	$0.54

SHARES OUTSTANDING	12,982	12,946	12,953	12,868

DIVIDENDS PER SHARE:
Common Stock	---	---	---	---
Class B Common Stock	---	---	---	---

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Nine Months Ended
	Sept. 30, 2006 Restated		Sept. 24, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$4,657		$6,709
Loss from discontinued operations	(261)		(539)
Income on disposal of discontinued operations	---		834
Net income	4,396		7,004

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	8,609		7,927
Change in deferred income taxes	(1,445)		(1,403)
Net loss (gain) on property, plant and equipment disposals	31		(43)
Stock-based compensation expense	422		347
Tax benefits from exercise of stock options	---		956
Changes in operating assets and liabilities:
Accounts receivable	(3,519)		(47)
Inventories	(3,553)		(15,210)
Accounts payable and accrued expenses	2,190		233
Other operating assets and liabilities	2,030		2,090
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,161		1,854

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	51		823
Purchase of property, plant and equipment	(13,752)		(21,806)
NET CASH USED IN INVESTING ACTIVITIES	(13,701)		(20,983)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on credit line	3,421		19,141
Borrowings on term loan	---		3,575
Payments on term loan	(1,282)		(1,572)
Borrowings from equipment financing	6,456		1,610
Payments on equipment financing	(999)		(454)
Payments on capitalized leases	(848)		(1,096)
Payments on mortgage note payable	(161)		(151)
Payment on note payable	---		(1,338)
Payments on subordinated indebtedness	(2,500)		(2,498)
Common stock issued under stock option plans	854		1,912
Common stock acquired for treasury	(45)		---
Tax benefits from exercise of stock options	258		---
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,154		19,129

INCREASE IN CASH AND CASH EQUIVALENTS	614		---
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	---		---

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$614	$	---

Supplemental Cash Flow Information:
Interest paid	$5,022		$3,597
Income taxes paid, net of tax refunds	433		5,559
Equipment purchased under capital leases	542		---

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(dollars in thousands)

RESTATED

	Common Stock and Class B Common Stock	Additional Paid-in Capital		Unearned Stock Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total Stockholders' Equity

Balance at December 31, 2005	$48,187	$134,353		$(719)	$(1,406)	$(2,887)	$(54,044)	$123,484

Common Stock acquired for treasury - 3,455 shares	---	---		---	---	---	(45)	(45)

Common Stock and Class B sold under stock option plan - 125,340 shares	375	479		---	---	---	---	854

Restricted Stock Grants issued - 129,000 shares	387	(387)		---	---	---	---	---

Tax benefit from exercise of stock options	---	258		---	---	---	---	258

Stock-based compensation expense	---	422		---	---	---	---	422

Reclassification upon adoption of SFAS No. 123[R]	---	(719)		719	---	---	---	---

Comprehensive income:
Net income	---	---		---	4,396	---	---	4,396
Unrealized gain on interest rate swap agreement, net of tax of $159	---	---		---	---	260	---	260
Change in minimum pension liability, net of tax of $951	---	---		---	---	1,552	---	1,552
Total comprehensive income	---	---		---	4,396	1,812	---	6,208
Balance at September 30, 2006	$48,949	$134,406	$	---	$2,990	$(1,075)	$(54,089)	$131,181

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

Inventories are summarized as follows:

	Sept. 30, 2006	Dec. 31, 2005
Raw materials	$25,882	$22,037
Work-in-process	17,674	17,498
Finished goods	41,763	40,959
Supplies, repair parts and other	475	480
LIFO	(9,370)	(8,103)
Total inventories	$76,424	$72,871

NOTE F - DISCONTINUED OPERATIONS

Following is a summary of the Company's discontinued operations:

	Three Months Ended					Nine Months Ended
		Sept. 30, 2006		Sept. 24, 2005		Sept. 30, 2006 Restated		Sept. 24, 2005
Net sales	$	---	$	---	$	---	$	---

Loss from discontinued operations:
Before income taxes		$(136)		$(50)		$(412)		$(851)
Income tax benefit		(50)		(18)		(151)		(312)
Loss from discontinued operations, net of tax		$(86)		$(32)		$(261)		$(539)

Income on disposal of discontinued operations:
Before income taxes	$	---	$	---	$	---		$1,320
Income tax provision		---		---		---		486
Income on disposal of discontinued operations, net of tax	$	---	$	---	$	---		$834

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) -- Cont'd.

RESTATED

The losses from discontinued operations for the first nine months of 2006 and 2005 principally consist of additional workers' compensation costs associated with the Company's factory-built housing carpet, needlebond and carpet recycling businesses sold in 2003 and 2004.  Income on disposal of discontinued operations in 2005 is the result of a recovery of a previously written-off note receivable related to certain cotton yarn and dyeing textile operations sold in 1999.  Results associated with operations that have been sold or discontinued are generally classified as discontinued operations for all periods presented.  Pension expenses associated with employees of our discontinued textile operations are included in income from continuing operations in accordance with Statement of Financial Accounting Standards No. 88.

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

Costs charged to continuing operations for all pension plans are summarized as follows:

	Three Months Ended
	Pension Benefit
	Sept. 30, 2006				Sept. 24, 2005
	Terminated Plan		Ongoing Plan	Total 2006	Terminated Plan		Ongoing Plan	Total 2005
Components of net periodic benefit costs:
Defined benefit plans
Service cost	$	---	$61	$61	$	---	$40	$40
Interest cost		---	50	50		5	32	37
Expected return on plan assets		---	(55)	(55)		---	(30)	(30)
Amortization of prior service cost		---	2	2		---	2	2
Recognized net actuarial loss		---	27	27		2	17	19
Net periodic benefit cost - defined benefit plans		---	85	85		7	61	68
Net periodic benefit cost - defined contribution plans		---	261	261		---	61	61
Net periodic benefit cost - total	$	---	$346	$346		$7	$122	$129

	Nine Months Ended
	Pension Benefit
	Sept. 30, 2006				Sept. 24, 2005
	Terminated Plan Restated		Ongoing Plan	Total 2006 Restated	Terminated Plan		Ongoing Plan	Total 2005
Components of net periodic benefit costs:
Defined benefit plans
Service cost	$	---	$120	$120	$	---	$119	$119
Interest cost		117	99	216		14	96	110
Expected return on plan assets		(121)	(108)	(229)		---	(89)	(89)
Amortization of prior service cost		---	4	4		---	5	5
Recognized net actuarial loss		106	53	159		5	53	58
Settlement loss		3,249	---	3,249		---	---	---
Net periodic benefit cost - defined benefit plans		3,351	168	3,519		19	184	203
Net periodic benefit cost - defined contribution plans		---	787	787		---	582	582
Net periodic benefit cost - total		$3,351	$955	$4,306		$19	$766	$785

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

NOTE L - COMMON STOCK AND EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2006	Sept. 24, 2005	Sept. 30, 2006 Restated	Sept. 24, 2005
Income from continuing operations (1)	$2,703	$1,253	$4,657	$6,709

Denominator for calculation of basic earnings per share - weighted-average shares (2)	12,736	12,472	12,685	12,356

Effect of dilutive securities:
Stock options (3)	196	432	233	478
Restricted stock grants (3)	20	27	7	13
Directors' stock performance units (3)	30	15	28	21
Denominator for calculation of diluted earnings per share - weighted-average shares adjusted for potential dilution (2)(3)	12,982	12,946	12,953	12,868

Earnings per share:
Basic	$0.21	$0.10	$0.37	$0.54
Diluted	0.21	0.10	0.36	0.52

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

NOTE O - INCOME TAXES

During the three and nine months ended September 30, 2006, and September 24, 2005, the Company concluded a Federal income tax examination covering the fiscal year 2003 and a number of state income tax examinations.  As a result of concluding these examinations and expiration of tax statutes of limitations, the Company reduced its tax contingency reserves.  The Company also recognized Federal and State income tax credits during these periods and received non-taxable life insurance benefits during the first quarter of 2006.  As a result of these adjustments, income tax credits and non-taxable income, the Company's effective tax rate was reduced to 28.3% and 23.5%, respectively, for the three and nine months ended September 30, 2006 and 21.5% and 34.3% for the three and nine months ended September 24, 2005.

NOTE P - SUBSEQUENT EVENT

On October 25, 2006, the Company amended its senior loan and security agreement to reduce the credit spreads applicable for base rate and LIBOR borrowings under the agreement by 0.25% and to reduce the maximum credit spreads that could be applicable to such borrowings by 0.50%.

NOTE Q - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

This Form 10-Q/A for the quarterly period ended September 30, 2006 restates the Company’s consolidated condensed financial statements to reclassify expenses related to our legacy defined benefit pension plan as costs of continuing operations in the Company’s Consolidated Condensed Statements of Operations and Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2006.  This classification error did not affect net income, or net income per share or total cash flow, nor did it affect the Company’s Consolidated Condensed Balance Sheets or Consolidated Condensed Statements of Stockholders' Equity and Comprehensive Income in any period presented.

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

The Company has also revised its presentation of comprehensive income to prominently display the details of comprehensive income in the Company's Consolidated Condensed Statements of Stockholders' Equity and Comprehensive Income.

As a result of the reclassifications discussed above, modifications were required to previously filed notes to consolidated condensed financial statements as follows:  Note F, Note K, Note L and Note O.  The following tables present the details of the restatement:

SUMMARY OF CHANGES TO CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Nine Months Ended September 30, 2006
	Previously Reported		Adjustments	Restated
Net sales	$250,825	$	---	$250,825
Cost of sales	179,317		(286)	179,031

Gross Profit	71,508		286	71,794
Selling and administrative expenses	57,108		---	57,108
Other operating income	(599)		---	(599)
Other operating expense	458			458
Defined benefit pension plan termination expenses	---		3,249	3,249

Operating Income	14,541		(2,963)	11,578

Interest expenses	5,506		---	5,506
Other income	(122)		---	(122)
Other expense	107		---	107

Income from continuing operations before taxes	9,050		(2,963)	6,087
Income tax provision	2,517		(1,087)	1,430

Income from continuing operations	6,533		(1,876)	4,657
Loss from discontinued operations, net of tax	(2,137)		1,876	(261)

Net income	$4,396	$	---	$4,396

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.52		$(0.15)	$0.37
Discontinued operations	(0.17)		0.15	(0.02)
Net income	$0.35	$	---	$0.35

SHARES OUTSTANDING	12,685		12,685	12,685

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.50		$(0.14)	$0.36
Discontinued operations	(0.16)		0.14	(0.02)
Net income	$0.34	$	---	$0.34

SHARES OUTSTANDING	12,953		12,953	12,953

DIVIDENDS PER SHARE:
Common Stock	---		---	---
Class B Common Stock	---		---	---

SUMMARY OF CHANGES TO CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(dollars in thousands, except per share data)

	Nine Months Ended September 30, 2006
	Previously Reported		Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$6,533		$(1,876)	$4,657
Loss from discontinued operations	(2,137)		1,876	(261)
Net Income	$4,396	$	---	$4,396

Segment Information.  The Company's ongoing operations are conducted in one line of business, Carpet Manufacturing.  Therefore, the Company has one reportable business segment: Carpet Manufacturing.  Consolidated net sales and assets reported in the Company's consolidated condensed financial statements pertain to its carpet manufacturing operations.  Pension expenses included in income from continuing operations for employees of our discontinued textile business were $2,963 for the nine months ended September 30, 2006.  Such employees were terminated in 1999 and prior years.

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

RESULTS OF OPERATIONS

The following table sets forth certain elements of our continuing operating results as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2006	Sept. 24, 2005	Sept. 30, 2006 Restated	Sept. 24, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.3%	70.7%	71.4%	69.4%

Gross profit	29.7%	29.3%	28.6%	30.6%
Selling and administrative expenses	22.8%	25.1%	22.8%	24.3%

Other operating income	(0.0)%	(0.0)%	(0.3)%	(0.1)%
Other operating expense	0.2%	0.1%	0.2%	0.2%
Defined benefit pension plan termination expenses	0.0%	0.0%	1.3%	0.0%
Operating income	6.7%	4.1%	4.6%	6.2%

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

For the first nine months of 2006 cost of sales, as a percentage of net sales, reflected a 2.0 percentage point year-over-year increase. The increase is primarily attributable to expenses in the first half of 2006 related to the start-up of our new tufting and modular/carpet tile operations, product quality issues, termination of the largest of our two defined benefit retirement plans and higher raw material costs.  A significant portion of the quality issues were related to outsourcing of tufting production prior to June 2006 when our new North Georgia tufting operation began operating on a full schedule.

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

Gross Profit.  Gross profit increased $2.4 million in the quarter ended September 30, 2006 and $1.2 million during the first nine months of 2006 compared with the same periods in 2005. The increase in gross profit reflects higher net sales volume and the effect of the factors described above that affected cost of sales as a percentage of net sales.

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

Operating Income.  Operating income was $5.6 million, or 6.7% of sales, in the quarter ended September 30, 2006, compared with $3.2 million, or 4.1% of sales, in the earlier year period.  The $2.4 million improvement in operating income is primarily attributable to the higher level of net sales and control of selling and administrative expenses.  For the first nine months of 2006, operating income was $11.6 million, or 4.6% of sales compared with $14.4 million, or 6.2% of sales during the same period in 2005.  Defined benefit pension plan termination expenses negatively affected operating income in the first nine months of 2006 by 1.3 percentage points.  Excluding the effect of the defined benefit pension plan termination expenses on the first nine months of 2006 operating profit improved due to the effect of higher net sales volume and control of selling and administrative expenses.

Interest Expense.  Interest expense increased in the third quarter and first nine months of 2006 compared with the same periods in 2005 principally due to higher levels of debt in 2006.

Other Income/Other Expense.  Other income and other expense were not significant in the third quarter or first nine months of either 2006 or 2005.

Income Tax Provision.  Our effective income tax rate was 28.3% and 23.5%, respectively, for three and nine months ended September 30, 2006, compared with 21.5% and 34.3%, respectively, for the three and nine months ended September 24, 2005.  The decrease in the effective income tax rates compared with statutory rates is principally due to reductions in our tax contingency reserve as a result of a federal and state income tax examinations concluded during 2006 and 2005 and expiration of tax statue of limitations.  The effective income tax rate was also affected by the level of federal and state income tax credits recognized during the respective periods and the effect of non-taxable life insurance benefits during the first quarter of 2006.

Income From Continuing Operations.  Income from continuing operations was $2.7 million, or $0.21 per diluted share, for the quarter ended September 30, 2006 compared with $1.3 million, or $0.10 per diluted share, for the quarter ended September 24, 2005.  Income from continuing operations was $4.7 million, or $0.36 per diluted share, for the first nine months of 2006 compared with $6.7 million, or $0.52 per diluted share, for the first nine months of 2005.  Income from continuing operations for the first nine months of 2006 was reduced by $2.1 million, net of tax, or $0.14 per diluted share, as a result of settlement expenses to terminate a defined benefit plan in the second quarter of 2006.

Net Income.  Discontinued operations reflected a loss of $86 thousand, or $0.01 per diluted share, in the third quarter of 2006 and a loss of $261 thousand, or $0.02 per diluted share, for the first nine months of 2006.  In 2005, discontinued operations reflected a loss of $32 thousand, or $0.01 per diluted share, in the third quarter and income of $295 thousand, or $0.02 per diluted share, for the first nine months.

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

Item 4 - Controls and Procedures

Restatement

See Note Q – “Restatement of Consolidated Condensed Financial Statements”, of Notes to Consolidated Condensed  Financial Statements, which fully describes the restatement of our previously issued financial statements to change the presentation of pension costs relating to our discontinued textile business in our Consolidated Condensed Statements of Operations and Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2006.  This change in presentation had no impact on previously reported Net Income, Net Income per share, total cash flow, our Balance Sheets or stockholder’s equity.  This change in presentation also did not affect our compliance with loan covenants or financial rewards granted to our associates and officers.

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2006, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”).  In connection with the restatement described above, we reevaluated the effectiveness of our disclosure controls and procedures.

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

In conducting our reevaluation, we considered the provisions of AS-2, which identifies a restatement as a strong indicator of a material weakness in internal control over financial reporting.  We also considered the following additional factors: the facts underlying our original classification of the pension costs that are the subject of our restatement were disclosed in our consolidated financial statements and notes thereto, and our original classification of such pension costs and income tax payments were reviewed with and concurred in by Ernst & Young, LLP, our independent registered public accounting firm.  Based on our reevaluation on July 12, 2007, our CEO and CFO concluded that our original classification of such pension costs in our Consolidated Condensed Statements of Operations and Consolidated Condensed Statements of Cash Flows must be considered, as AS-2 is currently interpreted, a material weakness in our internal control over financial reporting and our disclosure controls and procedures were not effective as of September 30, 2006.

Remediation of Material Weakness in Internal Control and Changes in Internal Control Over Financial Reporting

Subsequent to March 31, 2007, we remediated the material weakness described above by restating our financial statements to reclassify pension costs related to our discontinued textile business from discontinued operations to continuing operations in our Consolidated Condensed Statements of Operations and Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2006.

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures, as well as diverse interpretation of U. S. Generally Accepted Accounting Principals by accounting professionals. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  These inherent limitations are known features of the financial reporting process; therefore, it is not possible to design into the process safeguards to eliminate all risk.

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