Form 10-K/A
period 2006-12-30
DIXIE GROUP INC
filed 2007-07-13
CIK 29332

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

☐

Yes

☑

No

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A (Continued)

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 29, 2007 (the last business day of the registrant's most recently completed fiscal second quarter) was approximately $125,800,000.  The aggregate market value was computed by reference to the closing price of the Common Stock on such date.  In making this calculation, the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding Common Stock, and no other persons, are affiliates.  No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of June 2, 2007
Common Stock, $3.00 Par Value	12,238,876 shares
Class B Common Stock, $3.00 Par Value	877,539 shares
Class C Common Stock, $3.00 Par Value	0 shares

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the following document is incorporated by reference:

Proxy Statement of the registrant for annual meeting of shareholders to be held May 2, 2007 (Part III).

EXPLANATORY NOTE

We have received comments from the Securities and Exchange Commission (“SEC”) regarding our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, and as a result of those comments, we are amending and restating our annual report on Form 10-K.  The restatement does not affect our net income, net income per share, total cash flow, balance sheets, or stockholders' equity for any periods.

This Annual Report on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 30, 2006 as of the date of its original filing on March 9, 2007 to correct the following classification errors:

•

The classification of certain pension expenses as costs of discontinued operations.

•

The classification of certain income tax payments as investing activities.

The amendment reclassifies certain pension expenses from discontinued operations to continuing operations in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2006 and December 31, 2005.  We previously classified pension expenses related to employees of our textile operations based on our interpretation that Accounting Principles Board Opinion No. 30 required that such expenses be treated as costs of discontinued operations.  The pension expenses related to former employees of our textile operations that were discontinued in 1998 and sold in 1999 and prior years.  Our original classification of such pension costs and their presentation in our consolidated financial statements was reviewed with Ernst & Young LLP, our independent registered public accounting firm, who concurred with our presentation.   Based on a review of our presentation, we have reclassified these expenses as costs of continuing operations in accordance with the requirements of Statement of Financial Accounting Standards No.88, as clarified by the answer to Question 37 in the Financial Accounting Standards Board Special Report, "A Guide to Implementation of Statement 88 on Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits: Questions and Answers".

In determining the original classification for the income tax payments, as cash flows from investing activities, we considered that these income tax payments directly related to the sale of a business and discussed the presentation with our independent registered public accounting firm, who concurred with this presentation.  Based on a subsequent review of our presentation, we have now reclassified these income tax payments as operating activities in accordance with paragraph 23(c) of Statement of Financial Accounting Standards No. 95

We have also revised our presentation of comprehensive income to prominently display the details of comprehensive income in our Consolidated Statements of Stockholders’ Equity and Comprehensive Income and made conforming changes to other relevant portions of our Annual Report on Form 10-K.

As a result of the reclassifications discussed above, modifications were required to previously filed notes to our consolidated financial statements as follows: Note D, Note J, Note K, and Note L.

We have revised our discussion of disclosure controls and procedures and our report on internal control over financial reporting contained in our Report on Form 10-K for the fiscal year ended December 30, 2006 to discuss the above-referenced restatement and how such restatement affected our CEO’s and CFO’s conclusions regarding our disclosure controls and procedures and internal control over financial reporting.  We have concluded that, solely because of the restatement as described above and described in greater detail in Note Q to our consolidated financial statements, we are required to conclude, and we have concluded, that we had a material weakness in internal control.  Accordingly, we have concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 30, 2006.

The following sections of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 are hereby amended and are filed herewith:

o

Item 5  -  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

o

Item 6  -  Selected Financial Data

o

Item 7  -  Management’s Discussion and Analysis of Results of Operations and Financial Condition

o

Item 8  -  Financial Statements and Supplementary Data

o

Item 9A  -  Controls and Procedures

o

Item 15  -  Exhibits, Financial Statement Schedules

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the original filing and we have not updated the disclosures contained herein to reflect events that occurred at a later date.  This Annual Report on Form 10-K/A contains forward-looking statements that were made at the time the original Annual Report on Form 10-K was filed on March 9, 2007.  It is subject to the factors described in Item 1A - Risk Factors and must be considered in light of any subsequent statements, including forward-looking statements, in any reports made by the Company subsequent to the filing of the original Form 10-K, including all filings we made with the Securities and Exchange Commission.  Furthermore, the remainder of our Annual Report on Form 10-K is not amended and, accordingly, is not filed herewith.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock trades on the NASDAQ Global Market under the symbol DXYN.  No market exists for the Company's Class B Common Stock.

As of June 29, 2007, the total number of holders of the Company's Common Stock was approximately 4,000, including an estimated 3,500 shareholders who hold the Company's Common Stock in nominee names, but excluding approximately 880 participants in the Company's 401(k) plan who may direct the voting of the shares allocated to their accounts.  The total number of holders of the Company's Class B Common Stock was 13.

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

THE DIXIE GROUP, INC.
QUARTERLY FINANCIAL DATA, DIVIDENDS AND PRICE RANGE OF COMMON STOCK
(unaudited)
(dollars in thousands, except per share data)

	2006 Quarters
	1st	2nd Previously Reported	2nd Restated	3rd	4th
Net sales	$79,173	$88,046	$88,046	$83,606	$80,275
Gross profit	22,199	24,464	24,750	24,845	24,044
Operating income	3,168	5,767	2,804	5,606	4,979
Income from continuing operations	926	2,904	1,028	2,703	3,234
(Loss) income from discontinued operations	(91)	(1,960)	(84)	(86)	72
Income on disposal of discontinued operations	---	---	---	---	---
Net income	835	944	944	2,617	3,306

Basic earnings (loss) per share:
Continuing operations	0.07	0.23	0.08	0.21	0.25
Discontinued operations	---	(0.16)	(0.01)	---	0.01
Disposal of discontinued operations	---	---	---	---	---
Net income	0.07	0.07	0.07	0.21	0.26
Diluted earnings (loss) per share:
Continuing operations	0.07	0.22	0.08	0.21	0.25
Discontinued operations	(0.01)	(0.15)	(0.01)	(0.01)	---
Disposal of discontinued operations	---	---	---	---	---
Net income	0.06	0.07	0.07	0.20	0.25

Dividends:
Common Stock	---	---	---	---	---
Class B Common Stock	---	---	---	---	---

Common Stock Prices:
High	16.55	15.26	15.26	15.55	14.92
Low	12.62	11.44	11.44	10.75	11.80
	2005 Quarters
	1st	2nd	3rd	4th Previously Reported	4th Restated
Net sales	$72,034	$82,073	$76,661	$87,759	$87,759
Gross profit	22,043	26,148	22,453	25,874	25,866
Operating income	4,293	6,935	3,161	5,455	5,447
Income from continuing operations	1,872	3,584	1,253	3,254	3,249
Loss from discontinued operations	(412)	(95)	(32)	(122)	(117)
Income on disposal of discontinued operations	834	---	---	---	---
Net income	2,294	3,489	1,221	3,132	3,132

Basic earnings (loss) per share:
Continuing operations	0.15	0.29	0.10	0.26	0.26
Discontinued operations	(0.03)	(0.01)	---	(0.01)	(0.01)
Disposal of discontinued operations	0.07	---	---	---	---
Net income	0.19	0.28	0.10	0.25	0.25
Diluted earnings (loss) per share:
Continuing operations	0.15	0.28	0.10	0.25	0.25
Discontinued operations	(0.03)	(0.01)	(0.01)	(0.01)	(0.01)
Disposal of discontinued operations	0.06	---	---	---	---
Net income	0.18	0.27	0.09	0.24	0.24

Dividends:
Common Stock	---	---	---	---	---
Class B Common Stock	---	---	---	---	---

Common Stock Prices:
High	19.40	18.05	18.42	16.82	16.82
Low	16.65	14.84	16.12	12.83	12.83

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

ITEM 6.   SELECTED FINANCIAL DATA

The following selected consolidated financial data have been derived from our consolidated financial statements.  All financial information set forth below reflects the restatement of our financial statements as discussed in Note (Q) of the Notes to Consolidated Financial Statements.  The classification errors affected periods prior to 2004 and, accordingly, we have restated our selected financial data for fiscal year 2003.  This data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	FISCAL YEARS
	2006 (1) Restated	2005 Restated	2004 (2)	2003 (3) Restated	2002 (4)
OPERATIONS
Net sales	$331,100	$318,526	$291,971	$234,149	$223,283
Gross profit	95,838	96,510	99,479	79,326	77,183
Operating income	16,558	19,835	25,597	2,212	24,104
Income (loss) from continuing operations before income taxes	9,672	14,411	21,891	(14,762)	16,790
Income tax provision (benefit)	1,781	4,453	7,851	(5,371)	5,342
Income (loss) from continuing operations	7,891	9,958	14,040	(9,391)	11,448
Depreciation and amortization (5)	11,500	10,058	8,601	9,349	9,684
Dividends	---	---	---	---	---
Capital expenditures (5)	16,450	27,175	13,611	5,182	3,715

FINANCIAL POSITION
Assets	$277,674	$278,089	$249,358	$239,840	$417,510
Working capital	73,126	75,516	58,610	47,260	65,262
Long-term debt:
Senior indebtedness	61,717	65,714	42,077	28,011	21,342
Convertible subordinated debentures	19,662	22,162	24,737	27,237	29,737
Stockholders' equity	135,678	123,484	110,837	96,081	111,352

PER SHARE
Income (loss) from continuing operations:
Basic	$0.62	$0.80	$1.16	$(0.80)	$0.98
Diluted	0.61	0.77	1.12	(0.80)	0.97
Dividends:
Common Stock	---	---	---	---	---
Class B Common Stock	---	---	---	---	---
Book value	10.49	9.75	9.03	8.07	9.46

GENERAL
Weighted average common shares outstanding:
Basic	12,701,506	12,415,743	12,119,050	11,773,024	11,723,192
Diluted	12,958,610	12,878,886	12,574,695	11,773,024	11,820,827

Number of shareholders (6)	4,850	5,100	2,800	2,800	2,800
Number of associates	1,500	1,500	1,400	1,300	2,850

(1)

Includes expenses of $3,249, or $1,829 net of tax, to terminate a defined benefit pension plan in 2006.

(2)

 Includes the results of operations of Chroma Systems Partners subsequent to November 7, 2004.

(3)

 Includes impairment, other charges and debt extinguishment costs that resulted from the sale of our North Georgia operations during 2003.  These items reduced operating income by $11,366, income (loss) from continuing operations before income taxes by $21,073 and income (loss) from continuing operations by $13,445, or $1.14 per basic and diluted share.

(4)

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

•

Amounts reported for assets and liabilities in our Consolidated Balance Sheets at the dates of the financial statements, and

•

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

RESULTS OF OPERATIONS

Our discussion and analysis of financial condition and results of operations is based on our Consolidated Financial Statements that were prepared in accordance with U. S. generally accepted accounting principles.  The following table sets forth certain elements of our continuing operations as a percentage of net sales for the periods indicated:

	Fiscal Year Ended
	December 30, 2006	December 30, 2005	December 25, 2004

Net sales	100.0%	100.0%	100.0%
Cost of sales	71.1%	69.7%	65.9%

Gross profit	28.9%	30.3%	34.1%
Selling and administrative expenses	22.9%	24.1%	25.1%

Other operating income	(0.2)%	(0.2)%	(0.1)%
Other operating expense	0.2%	0.2%	0.3%
Defined benefit pension plan termination expenses	1.0%	0.0%	0.0%

Operating income	5.0%	6.2%	8.8%

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

Cost of Sales.  The increase in cost of sales as a percentage of sales in 2006, compared with 2005, was principally attributable to costs related to start-up a new tufting and modular/carpet tile operations and higher levels of off-quality production during the first half of the year.  A significant portion of the quality issues were related to outsourcing of tufting production prior to June when our new tufting facility began operating on a full schedule.  The year-over-year comparison was also affected by LIFO inventory liquidations that reduced cost of sales by $297 thousand in 2006 and $389 thousand in 2005.

Gross Profit.  The 1.4 percentage point decline in gross profit was attributable to the cost increases described above.

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

Defined Benefit Pension Plan Termination Expenses.  Expenses to terminate our legacy defined benefit pension plan were $3.2 million in 2006.  Approximately $2.9 million of these expenses related to the settlement of pension benefits for employees of our discontinued textile business segment.  These employees were terminated in 1999 and prior years.  The remaining expenses related to the settlement of pension benefits for employees of our ongoing floorcovering business segment.

Operating Income.  Operating income was $16.6 million, or 5.0% of sales in 2006, compared with $19.8 million, or 6.2% of sales in 2005.

Interest Expense.  Interest expense increased $1.3 million in 2006 primarily as a result of higher levels of debt.

Other Income.  Other income decreased $157 thousand in 2006 principally as a result of a gain on the sale of real estate in 2005 that did not repeat in 2006.

Other Expense.  Other expense was not significant in 2006 or 2005.

Income Tax Provision.  Our effective income tax rate was 18.4% in 2006, compared with 30.9% in 2005.  The change in the effective tax rates is principally due to reductions in our tax contingency reserve due to favorable resolution of federal and state tax examinations and expirations of tax statute of limitations.  We also were able to utilize more state and federal income tax credits in 2006.

Net Income.  Income from continuing operations was $7.9 million, or $0.61 per diluted share in 2006, compared with $10.0 million, or $0.77 per diluted share in 2005.  Results related to discontinued operations reflected a loss of $188 thousand, or $0.02 per diluted share in 2006, compared to income of $178 thousand, or $0.02 per diluted share, in 2005.  Including discontinued operations, net income was $7.7 million, or $0.59 per diluted share in 2006, compared with $10.1 million, or $0.79 per diluted share, in 2005.

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

Income Tax Provision.  Our effective income tax rate was 30.9% for 2005, compared with 35.9% for 2004.  The change in the effective tax rates is principally due to reductions in our tax contingency reserve, greater utilization of state income tax credits and the deduction for domestic manufacturing/production activities that became effective in 2005.

Net Income.  Income from continuing operations was $10.0 million, or $0.77 per diluted share in 2005, compared with $14.0 million, or $1.12 per diluted share in 2004.  Results related to discontinued operations reflected income of $178 thousand, or $0.02 per diluted share in 2005, compared to a loss of $1.7 million, or $0.14 per diluted share in 2004.  The discontinued operations loss in 2004 principally consisted of workers' compensation costs associated with businesses sold in 2003 and 2004 and the loss on the sale of a spun yarn facility in 2004.  Including discontinued operations, net income was $10.1 million, or $0.79 per diluted share in 2005, compared with $12.3 million, or $0.98 per diluted share in 2004.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 30, 2006, cash generated from operating activities was $21.6 million and $1.1 million of funds were received from the exercise of stock options.  These funds were used to finance $16.5 million of purchases of property, plant and equipment and to reduce total debt by $5.7 million.  Working capital decreased $2.4 million in 2006 principally as a result of lower levels of accounts receivable, inventories and income tax refunds receivable which more than offset lower levels of accounts payable and accrued expenses.  Accounts receivable decreased by $2.6 million, inventory decreased by $3.3 million and accounts payable and accrued expenses decreased by $6.4 million, due to softness in our business in the fourth quarter of the year.  Other current assets decreased due principally to lower levels of income tax refunds receivable.

During the year ended December 31, 2005, cash generated from operating activities was $5.9 million.  These funds were supplemented by $18.3 million of net borrowing under our credit facilities, $2.0 million from the exercise of stock options and $1.0 million from the sale of property plant and equipment.  These funds financed $27.2 of property, plant and equipment purchases.  Working capital increased $16.9 million principally due to higher levels of inventory to support sales growth and to better service our customers.

During the year ended December 25, 2004, our operations were funded by $11.1 million of available cash, $6.4 million of proceeds from the sale of property, plant and equipment, and $1.7 million from the exercise of stock options.  These funds financed $13.6 million of purchases of property, plant and equipment, $2.5 million related to adjustments of prior year business combinations and sales, $1.5 million to reduce total debt and to fund our operations.  Our operating activities used $1.5 million of funds, including $10.2 million of income taxes related to the sale of a business in 2003.  Working capital increased $11.4 million principally due to higher levels of accounts receivable and inventory to support a 25% increase in net sales.  Net cash on our balance sheet decreased $11.1 million and was primarily used to fund accounts payable and accrued expenses related to liabilities we retained when we sold our North Georgia operations in late 2003, including $10.2 million of related income tax liabilities.

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

ITEM 9A.   CONTROLS AND PROCEDURES

Restatement

See Note Q – “Restatement of Consolidated Financial Statements”, of Notes to Consolidated Financial Statements, which fully describes the restatement of our previously issued financial statements to change the presentation of pension costs relating to our discontinued textile business in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years ended December 30, 2006 and December 31, 2005 and of income tax payments related to the sale of a business in our Consolidated Statement of Cash Flows for the year ended December 25, 2004.  These changes in presentation had no impact on previously reported Net Income, Net Income per share, total cash flow, our Balance Sheets or stockholder’s equity.  These changes in presentation also did not affect our compliance with loan covenants or financial rewards granted to our associates and officers.

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 30, 2006, the date of the financial statements included in this Form 10-K (the “Evaluation Date”).  In connection with the restatement described above, we reevaluated the effectiveness of our disclosure controls and procedures.

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

In conducting our reevaluation, we considered the provisions of AS-2, which identifies a restatement as a strong indicator of a material weakness in internal control over financial reporting.  We also considered the following additional factors: the facts underlying our original classification of the pension costs and income tax payments that are the subject of our restatement were disclosed in our consolidated financial statements and notes thereto, and our original classification of such pension costs and income tax payments were reviewed with and concurred in by Ernst & Young, LLP, our independent registered public accounting firm.  Based on our reevaluation on July 12, 2007, our CEO and CFO concluded that our original classification of such pension costs in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows and certain income taxes in our Consolidated Statement of Cash Flows must be considered, as AS-2 is currently interpreted, a material weakness in our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 30, 2006.

Remediation of Material Weakness in Internal Control and Changes in Internal Control Over Financial Reporting

Subsequent to March 31, 2007, we remediated the material weakness described above by restating our financial statements to reclassify (1) pension costs related to our discontinued textile business from discontinued operations to continuing operations in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years ended December 30, 2006, December 31, 2005, the three and six months ended June 30, 2006 and the nine months ended September 30, 2006 and (2) income taxes related to the sale of a business from investing activities to operating activities in our Consolidated Statements of Cash Flows for the year ended December 25, 2004.

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

We conducted, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting based on the frame work in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our annual report on Form 10-K for the year ended December 30, 2006, based on our evaluation under such framework, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 30, 2006.  In response to our restatements described above, our review of PCAOB Auditing Standard No. 2 and our discussions with Ernst & Young, LLP, our independent registered public accounting firm, we reevaluated the effectiveness of our internal control over financial reporting.  Based on the information and guidance available during our reevaluation on July 12, 2007, we have determined that under current interpretation of AS-2 we are required to and have concluded that our classification of certain pension costs in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows and certain income taxes in our Consolidated Statement of Cash Flows should be regarded as a control deficiency that represents a material weakness in our internal control over financial reporting.  Accordingly, and solely as a consequence of the restatement described above, we have revised our earlier assessment and have concluded our internal control over financial reporting was not effective as of December 30, 2006.

Our revised assessment of the effectiveness of our internal control over financial reporting as of December 30, 2006 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (as revised), that The Dixie Group, Inc. did not maintain effective internal control over financial reporting as of December 30, 2006, because of the effect of a material weakness in the Company’s internal control that arose from the Company’s incorrect classification of amounts previously reported as discontinued operations in the consolidated statements of operations and consolidated statements of cash flows for the years ended December 30, 2006 and December 31, 2005 and to income tax payments related to the sale of a business previously reported as an investing activity in the consolidated statement of cash flows for the year ended December 25, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Dixie Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our report dated March 5, 2007, we expressed an unqualified opinion on management's previous assessment that the Company maintained effective internal control over financial reporting as of December 30, 2006 and an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the COSO criteria.  As described in the following paragraph, the Company subsequently identified misstatements in its annual and quarterly financial statements.  Such matters were considered to be a material weakness as further discussed in the following paragraph.  Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, as expressed herein, is different from that expressed in our previous report.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following material weakness has been identified and included in management’s assessment.  Subsequent to December 30, 2006, management concluded that the Company’s historical (i) classification of the expenses and losses incurred associated with a terminated defined benefit pension plan as discontinued operations in the 2006 and 2005 consolidated statements of operations was not correct and (ii) classification of income tax payments related to a discontinued operation was incorrectly classified as an investing activity in the 2004 consolidated statement of cash flows.  Management concluded that the incorrect application of generally accepted accounting principles related to the classification of these amounts constituted a material weakness in internal control over financial reporting as of December 30, 2006.  As a result of this material weakness in internal control, management concluded that the 2006 and 2005 consolidated statements of operations and 2004 consolidated statement of cash flows should be restated to properly (i) classify the expenses and losses incurred associated with a terminated defined benefit pension plan as continuing operations and (ii) classify income tax payments related to a sold business as an operating activity.  See Note Q to the consolidated financial statements for a full discussion of the effects of these changes to the Company’s consolidated financial statements.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 5, 2007, except for Notes D, J, K, L and Q, as to which the date is July 12, 2007 on those consolidated financial statements.

In our opinion, management’s revised assessment that The Dixie Group, Inc. did not maintain effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the COSO control criteria.  Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, The Dixie Group, Inc. has not maintained effective internal control over financial reporting as of December 30, 2006, based on the COSO criteria.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 5, 2007, except for the effects of the

  material weakness described in the sixth paragraph

  above, as to which the date is July 12,  2007

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	(1) and (2) - The response to this portion of Item 15 is submitted as a separate section of this report.
(3) Please refer to the Exhibit Index which is attached hereto.
(b)	Exhibits - The response to this portion of Item 15 is submitted as a separate section of this report. See Item 15 (a) (3) above.
(c)	Financial Statement Schedules - The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 13, 2007	The Dixie Group, Inc. /s/ DANIEL K. FRIERSON By: Daniel K. Frierson Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DANIEL K. FRIERSON Daniel K. Frierson	Chairman of the Board, Director and Chief Executive Officer	July 13, 2007
/s/ GARY A. HARMON Gary A. Harmon	Vice President, Chief Financial Officer	July 13, 2007
/s/ D. EUGENE LASATER D. Eugene Lasater	Controller	July 13, 2007
/s/ J. DON BROCK J. Don Brock	Director	July 13, 2007
/s/ PAUL K. FRIERSON Paul K. Frierson	Director	July 13, 2007
/s/ WALTER W. HUBBARD Walter W. Hubbard	Director	July 13, 2007
/s/ LOWRY F. KLINE Lowry F. Kline	Director	July 13, 2007
/s/ JOHN W. MURREY, III John W. Murrey, III	Director	July 13, 2007

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 30, 2006 and December 31, 2005

Consolidated Statements of Operations - Years ended December 30, 2006, December 31, 2005, and December 25, 2004

Consolidated Statements of Cash Flows - Years ended December 30, 2006, December 31, 2005, and December 25, 2004

Consolidated Statements of Stockholders' Equity and Comprehensive Income - Years ended December 30, 2006, December 31, 2005, and December 25, 2004

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Dixie Group, Inc.

We have audited the accompanying consolidated balance sheets of The Dixie Group, Inc. as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 30, 2006.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Dixie Group, Inc. at December 30, 2006 and December 31, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, in 2006 the Company changed its methods of accounting for share-based compensation and postretirement benefit plans.

As discussed in Note Q to the consolidated financial statements, the consolidated statements of cash flows for the years ended December 30, 2006, December 31, 2005 and December 25, 2004 and the statements of operations for the years ended December 30, 2006 and December 31, 2005 have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Dixie Group, Inc.’s internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2007, except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is July 12, 2007, expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 5, 2007, except for Notes D, J, K, L and Q,

  as to which the date is July 12,  2007

THE DIXIE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 30, 2006		December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$538	$	---
Accounts receivable (less allowance for doubtful
accounts of $651 for 2006 and $595 for 2005)	30,922		33,482
Inventories	69,600		72,871
Other current assets	7,652		9,814
TOTAL CURRENT ASSETS	108,712		116,167

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	6,047		6,047
Buildings and improvements	45,407		44,348
Machinery and equipment	113,673		107,993
	165,127		158,388
Less accumulated depreciation and amortization	(66,729)		(65,440)
NET PROPERTY, PLANT AND EQUIPMENT	98,398		92,948

OTHER ASSETS
Goodwill	56,960		57,177
Other long-term assets	13,604		11,797
TOTAL OTHER ASSETS	70,564		68,974
TOTAL ASSETS	$277,674		$278,089

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$8,382		$14,929
Accrued expenses	19,541		19,381
Current portion of long-term debt	7,663		6,341
TOTAL CURRENT LIABILITIES	35,586		40,651

LONG-TERM DEBT
Senior indebtedness	57,780		60,987
Capital lease obligations	3,937		4,727
Convertible subordinated debentures	19,662		22,162
TOTAL LONG-TERM DEBT	81,379		87,876

DEFERRED INCOME TAXES	11,697		10,768

OTHER LONG-TERM LIABILITIES	13,334		15,310

COMMITMENTS AND CONTINGENCIES (Note O)	---		---

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized
80,000,000 shares, issued - 15,506,664 shares
for 2006 and 15,347,589 shares for 2005	46,520		46,043
Class B Common Stock ($3 par value per share):
Authorized 16,000,000 shares, issued - 829,825
shares for 2006 and 714,560 shares for 2005	2,489		2,144
Additional paid-in capital	134,469		134,353
Unearned stock compensation	---		(719)
Retained earnings (accumulated deficit)	6,297		(1,406)
Accumulated other comprehensive loss	(8)		(2,887)
	189,767		177,528
Less Common Stock in treasury at cost - 3,398,845
shares for 2006 and 3,395,390 shares for 2005	(54,089)		(54,044)
TOTAL STOCKHOLDERS' EQUITY	135,678		123,484
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$277,674		$278,089

See accompanying notes to the consolidated financial statements.

 THE DIXIE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	December 30, 2006 Restated	December 31, 2005 Restated	December 25, 2004

Net sales	$331,100	$318,526	$291,971
Cost of sales	235,262	222,016	192,492

Gross profit	95,838	96,510	99,479
Selling and administrative expenses	75,938	76,802	73,143
Other operating income	(640)	(562)	(279)
Other operating expense	733	435	1,018
Defined benefit pension termination expenses	3,249	---	---

Operating income	16,558	19,835	25,597

Interest expense	7,213	5,948	5,125
Other income	(454)	(611)	(1,425)
Other expense	127	87	6

Income from continuing operations before taxes	9,672	14,411	21,891
Income tax provision	1,781	4,453	7,851

Income from continuing operations	7,891	9,958	14,040
Loss from discontinued operations, net of tax	(188)	(656)	(1,287)
Income (loss) on disposal of discontinued operations, net of tax	---	834	(438)
Net income	$7,703	$10,136	$12,315

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.62	$0.80	$1.16
Discontinued operations	(0.01)	(0.05)	(0.10)
Disposal of discontinued operations	---	0.07	(0.04)
Net income	$0.61	$0.82	$1.02

SHARES OUTSTANDING	12,702	12,416	12,119

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.61	$0.77	$1.12
Discontinued operations	(0.02)	(0.05)	(0.10)
Disposal of discontinued operations	---	0.07	(0.04)
Net income	$0.59	$0.79	$0.98

SHARES OUTSTANDING	12,959	12,879	12,575

DIVIDENDS PER SHARE:
Common Stock	---	---	---
Class B Common Stock	---	---	---

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended
	December 30, 2006 Restated		December 31, 2005 Restated		December 25, 2004 Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$7,891		$9,958		$14,040
Loss from discontinued operations	(188)		(656)		(1,287)
Income (loss) on disposal of discontinued operations	---		834		(438)
Net income	7,703		10,136		12,315
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	11,500		10,058		8,601
Change in deferred income taxes	369		(486)		567
Tax benefit from exercise of stock options	(202)		1,042		486
Net (gain) loss on property, plant and equipment disposals and impairments	191		(121)		755
Stock-based compensation expense	662		431		---
Changes in operating assets and liabilities:
Accounts receivable	2,560		3,616		(7,950)
Inventories	3,271		(14,879)		(6,708)
Other current assets	3,023		3,584		2,765
Other assets	(1,889)		(2,337)		1,930
Accounts payable and accrued expenses	(6,387)		(6,381)		(2,381)
Other liabilities	842		1,234		(1,664)
Income taxes paid related to sale of business	---		---		(10,230)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	21,643		5,897		(1,514)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	51		1,004		6,438
Additional purchase price consideration paid related to sale of business	---		---		(3,351)
Purchase of property, plant and equipment	(16,450)		(27,175)		(13,611)
Investment in affiliate	---		---		(55)
Additional cash received in business combination	---		---		861
NET CASH USED IN INVESTING ACTIVITIES	(16,399)		(26,171)		(9,718)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) borrowings on credit line	(5,128)		21,196		4,753
Borrowings on term loan	---		3,575		1,479
Payments on term loan	(1,709)		(2,000)		(8,624)
Borrowings from equipment financing	6,456		1,610		3,723
Payments on equipment financing	(1,461)		(646)		(347)
Borrowings under capitalized leases	---		---		1,579
Payments on capitalized leases	(1,158)		(1,372)		(1,540)
Payments on subordinated indebtedness	(2,500)		(2,498)		(2,500)
Payments on mortgage note payable	(217)		(203)		(15)
Payment on note payable	---		(1,338)		---
Common stock issued under stock option plans	853		1,950		1,666
Tax benefit from exercise of stock options	202		---		---
Other	(44)		---		---
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(4,706)		20,274		174

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	538		---		(11,058)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	---		---		11,058
CASH AND CASH EQUIVALENTS AT END OF YEAR	$538	$	---	$	---

Equipment purchased under capital leases	$542	$	---	$	---
See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(dollars in thousands)

RESTATED

	Common Stock and Class B Common Stock		Common Stock Subscribed	Additional Paid-In Capital		Other	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total Stockholders' Equity
Balance at December 27, 2003	$45,917		$383	$130,862		$(1,185)	$(23,857)	$(1,995)	$(54,044)	$96,081
Stock subscriptions settled - 127,694 shares	96		(383)	(844)		1,131	---	---	---	---
Common Stock issued under Directors' Stock Plan - 26,020 shares	78		---	62		---	---	---	---	140
Common Stock sold under stock option plan - 303,542 shares	911		---	1,241		---	---	---	---	2,152
Amortization of restricted stock grants	---		---	---		28	---	---	---	28
Comprehensive income:
Net income	---		---	---		---	12,315	---	---	12,315
Unrealized gain on interest rate swap agreements, net of tax of $191	---		---	---		---	---	180	---	180
Change in additional minimum pension liability, net of tax of $37	---		---	---		---	---	(59)	---	(59)
Total Comprehensive Income	---		---	---		---	12,315	121	---	12,436
Balance at December 25, 2004	47,002		---	131,321		(26)	(11,542)	(1,874)	(54,044)	110,837
Common Stock issued under Directors' Stock Plan - 1,740 shares	6		---	19		---	---	---	---	25
Common Stock and Class B sold under stock option plan - 332,770 shares	998		---	952		---	---	---	---	1,950
Tax benefit from exercise of stock options	---		---	1,042		---	---	---	---	1,042
Restricted stock grants issued - 67,180 shares	202		---	998		(1,200)	---	---	---	---
Restricted stock grants forfeited - 9,190 shares	(28)		---	(137)		143	---	---	---	(22)
Amortization of restricted stock grants	---		---	---		364	---	---	---	364
Acceleration of stock options	---		---	88		---	---	---	---	88
Common Stock issued upon conversion of convertible subordinated debentures 2,391 shares	7		---	70		---	---	---	---	77
Comprehensive income:
Net income	---		---	---		---	10,136	---	---	10,136
Unrealized gain on interest rate swap agreements, net of tax of $45	---		---	---		---	---	102	---	102
Change in additional minimum pension liability, net of tax of $650	---		---	---		---	---	(1,115)	---	(1,115)
Total Comprehensive Income	---		---	---		---	10,136	(1,013)	---	9,123
Balance at December 31, 2005	48,187		---	134,353		(719)	(1,406)	(2,887)	(54,044)	123,484
Common Stock acquired for treasury - 3,455 shares	---		---	---		---	---	---	(45)	(45)
Common Stock and Class B sold under stock option plan - 125,340 shares	375		---	478		---	---	---	---	853
Restricted stock grants issued - 149,000 shares	447		---	(447)		---	---	---	---	---
Tax benefit from exercise of stock options	---		---	202		---	---	---	---	202
Stock-based compensation expense	---		---	602		---	---	---	---	602
Reclassification upon adoption of SFAS No. 123{R}	---		---	(719)		719	---	---	---	---
Adoption of SFAS No. 158	---		---	---		---	---	856	---	856
Comprehensive Income:										---
Net income	---		---	---		---	7,703	---	---	7,703
Unrealized gain on interest rate swap agreements, net of tax of $168	---		---	---		---	---	274	---	274
Change in additional minimum Pension liability, net of tax of $1,040	---		---	---		---	---	1,749	---	1,749
Total Comprehensive Income	---		---	---		---	7,703	2,023	---	9,726
Balance at December 30, 2006	$49,009	$	---	$134,469	$	---	$6,297	$(8)	$(54,089)	$135,678

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)
RESTATED

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
RESTATED

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
RESTATED

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
RESTATED

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
RESTATED

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)
RESTATED

NOTE D - DISCONTINUED OPERATIONS

Results associated with operations that have been sold or discontinued are generally classified as discontinued operations for all periods presented.  Pension expenses associated with employees of our discontinued textile operations are included in continuing operations in accordance with Statement of Financial Accounting Standards No. 88.

Following is summary financial information for the Company's discontinued operations:

		2006 Restated	2005 Restated	2004
Loss on discontinued operations:
Before income taxes		$(321)	$(1,036)	$(2,067)
Income tax benefit		(133)	(380)	(780)
Loss from discontinued operations, net of tax		$(188)	$(656)	$(1,287)

Income (loss) on disposal of discontinued operations:
Before income taxes	$	---	$1,320	$(703)
Income tax provision (benefit)		---	486	(265)
Income (loss) on disposal of discontinued operations, net of tax	$	---	$834	$(438)

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
RESTATED

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
RESTATED

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

The Company also sponsors a defined benefit retirement plan that covers a limited number of the Company's active associates.  During June 2006, the Company completed the termination and distribution of assets of a defined benefit pension plan that had been frozen since 1993 as to new benefits.  A significant number of associates covered by this plan were previously employed by operations that were sold or discontinued.  Settlement expenses for the plan termination in the amount of $3,249, or $2,057, net of tax, were recognized during 2006.  The funds required to terminate the plan were $2,595.  Disclosures in this note pertaining to the terminated plan and the ongoing defined benefit plan have been segregated in order to provide more meaningful information about the Company's retirement plans.

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
RESTATED

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
RESTATED

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
RESTATED

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
RESTATED

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)
RESTATED

NOTE K - INCOME TAXES

The provision for income taxes on income from continuing operations consists of the following:

	2006 Restated	2005 Restated	2004
Current
Federal	$1,309	$2,301	$6,395
State	103	188	642
Total current	1,412	2,489	7,037

Deferred
Federal	324	1,724	714
State	45	240	100
Total deferred	369	1,964	814

Income tax provision	$1,781	$4,453	$7,851

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

Differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income from continuing operations are reconciled as follows:

	2006 Restated	2005 Restated	2004
Statutory rate applied to income from continuing operations	$3,385	$5,044	$7,662
Plus state income taxes net of federal tax effect	97	278	482
Total statutory provision	3,482	5,322	8,144

Increase (decrease) attributable to:
Tax contingency reserve	(1,221)	(434)	---
Refunds from utilization of tax credits	(411)	(394)	---
Other items	(69)	(41)	(293)
Total tax provision	$1,781	$4,453	$7,851

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)
RESTATED

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

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	2006 Restated	2005 Restated	2004

Income from continuing operations (1)	$7,891	$9,958	$14,040

Denominator for calculation of basic earnings per share -
weighted-average shares outstanding (2)	12,702	12,416	12,119

Effect of dilutive securities:
Stock options (3)	222	432	420
Stock subscriptions (3)	---	---	14
Restricted stock grants	6	18	12
Directors' stock performance units	29	13	10
Denominator for calculation of diluted earnings per
share - weighted-average shares adjusted
for potential dilution (2)(3)	12,959	12,879	12,575

Earnings per share:
Basic	$0.62	$0.80	$1.16
Diluted	0.61	0.77	1.12

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
RESTATED

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
RESTATED

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
RESTATED

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
RESTATED

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
RESTATED

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
RESTATED

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)
RESTATED

NOTE Q - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

This Form 10-K/A for the fiscal year ended December 30, 2006 restates the Company’s consolidated financial statements to reclassify expenses related to our legacy defined benefit pension plan as costs of continuing operations in the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years 2006 and 2005, and restates the Company’s 2004 Consolidated Statement of Cash Flows to reclassify tax payments related to the sale of a business as operating rather than investing activities.  These classification errors did not affect net income or net income per share, or total cash flow, nor did they affect the Company’s Consolidated Balance Sheets, or Consolidated Statements of Stockholders’ Equity and Comprehensive Income in any year.

•

The Company interpreted Accounting Principles Board Opinion No. 30 to require that pension expenses related to employees of its discontinued textile operations should be classified as a loss from discontinued operations.  Based on a subsequent review of the presentation, the Company  reclassified these expenses as costs of continuing operations in accordance with the requirements of Statement of Financial Accounting Standards No. 88, as clarified by the answer to Question 37 in the FASB Special Report, “A Guide to Implementation of Statement 88 on Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits: Questions and Answers”.

•

The income tax payments that were reclassified relate to the sale of a business in 2003 and 2004.  The treatment of such taxes was disclosed in our financial statements.  Such taxes were reclassified as operating activities rather than investing activities, in accordance with paragraph 23(c) of Statement of Financial Accounting Standards No. 95.

The Company has also revised its presentation of comprehensive income to prominently display the details of comprehensive income in the Company’s Consolidated Statements of Stockholders’ Equity and Comprehensive Income.

As a result of the reclassifications discussed above, modifications were required to previously filed notes to the Company’s consolidated financial statements as follows: Note D, Note J, Note K, and Note L.  The following tables present the details of the restatement:

SUMMARY OF CHANGES TO CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Year Ended December 30, 2006
	Previously Reported		Adjustments	Restated
Net sales	$331,100	$	---	$331,100
Cost of sales	235,548		(286)	235,262

Gross profit	95,552		286	95,838
Selling and administrative expenses	75,938		---	75,938
Other operating income	(640)		---	(640)
Other operating expense	733		---	733
Defined benefit plan termination expenses	---		3,249	3,249

Operating income	19,521		(2,963)	16,558

Interest expense	7,213		---	7,213
Other income	(454)		---	(454)
Other expense	127		---	127

Income from continuing operations before taxes	12,635		(2,963)	9,672
Income tax provision	2,868		(1,087)	1,781

Income from continuing operations	9,767		(1,876)	7,891
Loss from discontinued operations, net of tax	(2,064)		1,876	(188)
Income (loss) on disposal of discontinued operations, net of tax	---		---	---
Net income	$7,703	$	---	$7,703

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.77		$(0.15)	$0.62
Discontinued operations	(0.16)		0.15	(0.01)
Disposal of discontinued operations	---		---	---
Net income	$0.61	$	---	$0.61

SHARES OUTSTANDING	12,702		12,702	12,702

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.75		$(0.14)	$0.61
Discontinued operations	(0.16)		0.14	(0.02)
Disposal of discontinued operations	---		---	---
Net income	$0.59	$	---	$0.59

SHARES OUTSTANDING	12,959		12,959	12,959

DIVIDENDS PER SHARE:
Common Stock	---		---	---
Class B Common Stock	---		---	---

SUMMARY OF CHANGES TO CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Year Ended December 31, 2005
	Previously Reported		Adjustments	Restated
Net sales	$318,526	$	---	$318,526
Cost of sales	222,008		8	222,016

Gross profit	96,518		(8)	96,510
Selling and administrative expenses	76,802		---	76,802
Other operating income	(562)		---	(562)
Other operating expense	435		---	435

Operating income	19,843		(8)	19,835

Interest expense	5,948		---	5,948
Other income	(611)		---	(611)
Other expense	87		---	87

Income from continuing operations before taxes	14,419		(8)	14,411
Income tax provision	4,456		(3)	4,453

Income from continuing operations	9,963		(5)	9,958
Loss from discontinued operations, net of tax	(661)		5	(656)
Income (loss) on disposal of discontinued operations, net of tax	834		---	834
Net income	$10,136	$	---	$10,136

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.80		$(0.00)	$0.80
Discontinued operations	(0.05)		0.00	(0.05)
Disposal of discontinued operations	0.07		---	0.07
Net income	$0.82	$	---	$0.82

SHARES OUTSTANDING	12,416		12,416	12,416

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.77		$(0.00)	$0.77
Discontinued operations	(0.05)		0.00	(0.05)
Disposal of discontinued operations	0.07		---	0.07
Net income	$0.79	$	---	$0.79

SHARES OUTSTANDING	12,879		12,879	12,879

DIVIDENDS PER SHARE:
Common Stock	---		---	---
Class B Common Stock	---		---	---

SUMMARY OF CHANGES TO STATEMENTS OF CASH FLOWS

(Reported in Thousands of Dollars)

		Year Ended December 30, 2006
		Previously Reported		Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations		$9,767		$(1,876)	$7,891
Loss from discontinued operations		(2,064)		1,876	(188)
Net Income		$7,703	$	---	$7,703

		Year Ended December 31, 2005
		Previously Reported		Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations		$9,963		$(5)	$9,958
Loss from discontinued operations		(661)		5	(656)
Income (loss) on disposal of discontinued operations		834		---	834
Net Income		$10,136	$	---	$10,136

		Year Ended December 25, 2004
		Previously Reported		Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Income taxes paid related to sale of a business	$	---		$(10,230)	$(10,230)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		8,716		(10,230)	(1,514)

CASH FLOWS FROM INVESTING ACTIVITIES
Income taxes paid related to sale of a business		(10,230)		10,230	---
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		$(19,948)		$10,230	$(9,718)

Segment Information.  The Company’s ongoing operations are conducted in one line of business, Carpet Manufacturing. Therefore, the Company has one reportable business segment: Carpet Manufacturing.  Consolidated net sales and assets reported in the Company’s consolidated financial statements pertain to its carpet manufacturing operations.  Pension expenses included in income from continuing operations for employees of our discontinued textile business were $2,963 and $8, respectively for the years 2006 and 2005.  Such employees were terminated in 1999 and prior years.

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

YEAR ENDED DECEMBER 30, 2006
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