Form 10-Q
period 2007-06-30
DIXIE GROUP INC
filed 2007-08-08
CIK 29332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007
or
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)	☐	Yes	☒	No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of July 27, 2007
Common Stock, $3 Par Value	12,238,876 shares
Class B Common Stock, $3 Par Value	877,539 shares
Class C Common Stock, $3 Par Value	0 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE DIXIE GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(dollars in thousands)

	(Unaudited) June 30, 2007	December 30, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$150	$538
Accounts receivable (less allowance for doubtful accounts of $602 for 2007 and $651 for 2006)	38,686	30,922
Inventories	77,405	69,600
Other current assets	10,739	7,652
TOTAL CURRENT ASSETS	126,980	108,712

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	6,075	6,047
Buildings and improvements	45,642	45,407
Machinery and equipment	121,192	113,673
	172,909	165,127
Less accumulated depreciation and amortization	(73,328)	(66,729)
NET PROPERTY, PLANT AND EQUIPMENT	99,581	98,398

OTHER ASSETS
Goodwill	56,852	56,960
Other long-term assets	14,787	13,604
TOTAL OTHER ASSETS	71,639	70,564

TOTAL ASSETS	$298,200	$277,674

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$14,196	$8,382
Accrued expenses	22,117	19,541
Current portion of long-term debt	8,231	7,663
TOTAL CURRENT LIABILITIES	44,544	35,586

LONG-TERM DEBT
Senior indebtedness	67,353	57,780
Capital lease obligations	3,254	3,937
Convertible subordinated debentures	17,162	19,662
TOTAL LONG-TERM DEBT	87,769	81,379

DEFERRED INCOME TAXES	11,902	11,697

OTHER LONG-TERM LIABILITIES	14,546	13,334

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued - 15,637,721 shares for 2007 and 15,506,664 shares for 2006	46,913	46,520
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued - 877,539 for 2007 and 829,825 shares for 2006	2,633	2,489
Additional paid-in capital	134,899	134,469
Retained earnings	8,906	6,297
Accumulated other comprehensive income (loss)	177	(8)
	193,528	189,767
Less Common Stock in treasury at cost - 3,398,845 shares for 2007 and 2006	(54,089)	(54,089)
TOTAL STOCKHOLDERS' EQUITY	139,439	135,678
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$298,200	$277,674

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales	$84,403	$88,046	$158,893	$167,219
Cost of sales	58,140	63,296	110,811	120,271

Gross profit	26,263	24,750	48,082	46,948
Selling and administrative expenses	20,543	18,795	40,321	38,011
Other operating income	(82)	(228)	(110)	(570)
Other operating expense	144	130	269	286
Defined benefit pension plan termination expenses	---	3,249	---	3,249

Operating income	5,658	2,804	7,602	5,972

Interest expense	1,669	1,944	3,226	3,711
Other income	(22)	(95)	(37)	(108)
Other expense	13	50	31	54

Income from continuing operations before taxes	3,998	905	4,382	2,315
Income tax provision (benefit)	1,442	(123)	1,589	362

Income from continuing operations	2,556	1,028	2,793	1,953
Loss from discontinued operations, net of tax	(118)	(84)	(184)	(174)

Net income	$2,438	$944	$2,609	$1,779

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.20	$0.08	$0.22	$0.15
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.01)
Net income	$0.19	$0.07	$0.20	$0.14

SHARES OUTSTANDING	12,828	12,689	12,799	12,660

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.20	$0.08	$0.21	$0.15
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Net income	$0.19	$0.07	$0.20	$0.14

SHARES OUTSTANDING	13,010	12,943	12,993	12,939

DIVIDENDS PER SHARE:
Common Stock	---	---	---	---
Class B Common Stock	---	---	---	---

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Six Months Ended
	June 30, 2007	July 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$2,793	$1,953
Loss from discontinued operations	(184)	(174)
Net income	2,609	1,779

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	6,761	5,731
Change in deferred income taxes	(565)	546
Tax benefit from exercise of stock options	(134)	(191)
Net loss (gain) on property, plant and equipment disposals	2	(24)
Stock-based compensation expense	627	311
Changes in operating assets and liabilities:
Accounts receivable	(7,764)	(6,663)
Inventories	(7,805)	(659)
Accounts payable and accrued expenses	8,390	1,200
Other operating assets and liabilities	(2,068)	(2,305)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	53	(275)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	---	26
Purchases of property, plant and equipment	(7,799)	(10,753)
NET CASH USED IN INVESTING ACTIVITIES	(7,799)	(10,727)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on credit line	8,665	8,987
Payments on term loan	(855)	(997)
Borrowings from equipment financing	3,419	6,456
Payments on equipment financing	(1,021)	(579)
Payments on capitalized leases	(637)	(552)
Payments on mortgage note payable	(113)	(106)
Payments on subordinated indebtedness	(2,500)	(2,500)
Common stock issued under stock option plans	266	699
Common stock acquired for treasury	---	(45)
Tax benefits from exercise of stock options	134	191
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,358	11,554

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(388)	552
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	538	---

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$150	$552

Supplemental Cash Flow Information:
Interest paid	$3,283	$3,701
Income taxes paid, net of tax refunds	206	380

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(dollars in thousands)

.	Common Stock and Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Stockholders' Equity

Balance at December 30, 2006	$49,009	$134,469	$6,297	$(8)	$(54,089)	$135,678

Common Stock and Class B issued under stock option plan - 64,782 net shares	226	40	---	---	---	266

Restricted stock grants issued - 108,720 shares	326	(326)	---	---	---	---

Restricted stock grants forfeited - 5,249 shares	(15)	15	---	---	---	---

Tax benefit from exercise of stock options	---	134	---	---	---	134

Stock-based compensation expense	---	567	---	---	---	567

Comprehensive Income:
Net income	---	---	2,609	---	---	2,609
Unrealized gain on interest rate swap agreements, net of tax of $113	---	---	---	185	---	185
Total Comprehensive Income	---	---	2,609	185	---	2,794

Balance at June 30, 2007	$49,546	$134,899	$8,906	$177	$(54,089)	$139,439

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements which do not include all the information and footnotes required by such accounting principles for annual financial statements.  In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2006 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission, which includes consolidated financial statements for the fiscal year ended December 30, 2006.  Operating results for the three month and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire 2007 year.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", including an amendment of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities".  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Eligible items for the measurement option include all recognized financial assets and liabilities except: investments in subsidiaries, interests in variable interest entities, obligations for pension benefits, assets and liabilities recognized under leases, deposit liabilities and financial instruments that are a component of shareholder's equity.  Also included are firm commitments that involve only financial instruments, nonfinancial insurance contracts and warranties and host financial instruments.

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

NOTE C - SHARE-BASED PAYMENTS

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity or liability instrument issued.

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

The Company's stock compensation expense was $399 and $627 for the three and six months ended June 30, 2007 and $193 and $311 for the three and six months ended July 1, 2006, respectively.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)  --  Cont'd.

NOTE D - ACCOUNTS RECEIVABLE

Receivables are summarized as follows:

	June 30, 2007	December 30, 2006
Customers, trade	$37,035	$28,278
Other	2,253	3,295
Gross receivables	39,288	31,573
Less allowance for doubtful accounts	(602)	(651)
Net receivables	$38,686	$30,922

The Company also had notes receivable in the amount of $501 and $589 at June 30, 2007 and December 30, 2006, respectively.  The current portion of the notes receivable is included in accounts receivable and the long-term portion is included in other long-term assets in the Company's consolidated condensed balance sheets.

NOTE E - INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method, which generally matches current costs of inventory sold with current revenues, for substantially all inventories.  Inventories are summarized as follows:

	June 30, 2007	December 30, 2006
Raw materials	$26,388	$21,678
Work-in-process	16,997	15,210
Finished goods	44,467	41,107
Supplies, repair parts and other	440	410
LIFO	(10,887)	(8,805)
Total inventories	$77,405	$69,600

NOTE F - DISCONTINUED OPERATIONS

Following is a summary of the Company's discontinued operations:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Loss from discontinued operations:
Before income taxes	$(184)	$(138)	$(287)	$(276)
Income tax benefit	(66)	(54)	(103)	(102)
Loss from discontinued operations, net of tax	$(118)	$(84)	$(184)	$(174)

The losses from discontinued operations in 2007 and 2006 principally related to the settlement of contingencies that had been retained by the Company in connection with the sales of the Company's factory-built housing carpet, needlebond and carpet recycling businesses sold in 2003 and 2004 and the Company's textile operations in 1999 and prior years.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)  --  Cont'd.

NOTE G - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	June 30, 2007	December 30, 2006
Compensation and benefits	$5,645	$5,768
Provision for customer rebates, claims and allowances	5,410	4,968
Outstanding checks in excess of cash	4,289	4,193
Other	6,773	4,612
Total accrued expenses	$22,117	$19,541

NOTE H - PRODUCT WARRANTY RESERVES

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

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Warranty reserve beginning of period	$1,354	$1,091	$1,276	$1,109
Warranty liabilities accrued	1,165	1,476	2,044	2,778
Warranty liabilities settled	(1,033)	(1,593)	(1,965)	(3,041)
Changes for pre-existing warranty liabilities	10	240	141	368
Warranty reserve end of period	$1,496	$1,214	$1,496	$1,214

NOTE I - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	June 30, 2007	December 30, 2006
Senior indebtedness
Credit line borrowings	$36,486	$27,821
Term loans	16,866	17,721
Equipment financing	11,734	9,336
Capital lease obligations	4,595	5,232
Mortgage note payable	6,657	6,770
Total senior indebtedness	76,338	66,880
Convertible subordinated debentures	19,662	22,162
Total long-term debt	96,000	89,042
Less current portion of long-term debt	(6,890)	(6,368)
Less current portion of capital lease obligations	(1,341)	(1,295)
Total long-term debt, less current portions	$87,769	$81,379

During the six months ended June 30, 2007, the Company borrowed $3,419 under equipment financing notes.  The notes are secured by the equipment financed, bear interest at fixed rates ranging from 6.83% to 6.85% and are due in monthly installments over the five to seven year terms of the notes.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)  --  Cont'd.

The Company's senior loan and security agreement, which matures on May 11, 2010, provides $76,866 of credit, consisting of $60,000 of revolving credit and a $16,866 term loan.  The Company's credit facilities do not contain ongoing financial covenants; however, these facilities contain covenants that generally limit dividends and repurchases of the Company's Common Stock to an aggregate of $3,000 annually and could limit future acquisitions.  The unused borrowing capacity under the senior loan and security agreement on June 30, 2007 was approximately $21,099.

On July 16, 2007, the Company amended its senior loan and security agreement to  increase the level of "permitted purchase money debt" as defined in the loan agreement from $10,000 to $20,000.  The other provisions in the loan agreement remain unchanged.

NOTE J - DERIVATIVE FINANCIAL INSTRUMENTS

The Company is a party to an interest rate swap agreement with a notional amount of $30,000 through May 11, 2010.  Under the interest rate swap agreement, the Company pays a fixed rate of interest of 4.79% times the notional amount and receives in return a specified variable rate of interest times the same notional amount.  The interest rate swap is linked to the Company's variable rate debt and is considered a highly effective hedge.  The fair value of the interest rate swap agreement is reflected on the Company's consolidated condensed balance sheets and related gains and losses are deferred in Accumulated Other Comprehensive Loss ("AOCL").  Net unrealized gains included in AOCL were $228 at June 30, 2007.

The Company is also a party to an interest rate swap agreement through March 2013, which is linked to a mortgage note payable and considered a highly effective hedge.  Under the interest rate swap agreement, the Company pays a fixed rate of interest times a notional amount equal to the outstanding balance of the mortgage note, and receives in return an amount equal to a specified variable rate of interest times the same notional amount.  The fair value of the interest rate swap agreement is reflected on the Company's consolidated condensed balance sheets and related gains and losses are deferred in AOCL.  As of June 30, 2007, the notional amount of the interest swap agreement was $6,657.  Under the terms of the swap agreement, the Company pays a fixed interest rate of 4.54% through March 2013, which effectively fixes interest on the mortgage note payable at 6.54%.  Net unrealized gains included in AOCL were $150 at June 30, 2007.

NOTE K - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) defined contribution plan covering substantially all associates.  The Company matches associates' contributions, on a sliding scale, up to a maximum of 5% of the associate's earnings.  The Company may make additional contributions to the plan if the Company attains certain performance targets.

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation.  The obligations owed to participants under this plan were $12,630 at June 30, 2007 and $11,704 at December 30, 2006 and are included in other liabilities in the Company's consolidated condensed balance sheets. The obligations are unsecured general obligations of the Company and the participants do not have a right, interest or claim in the assets, except as unsecured general creditors. The Company has established a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Assets invested in cash and company-owned life insurance in the Rabbi Trust were $12,804 at June 30, 2007 and $11,673 at December 30, 2006 and is included in cash and cash equivalents and other long-term assets in the Company's consolidated condensed balance sheets.

The Company also sponsors a defined benefit retirement plan that covers a limited number of the Company's active associates.

During June 2006, the Company completed the termination and distribution of assets of a defined benefit plan that had been frozen since 1993 as to new benefits.  The majority of associates covered by this plan were previously employed by operations that were sold or discontinued. Settlement expenses for the plan termination recognized in the quarter ended July 1, 2006 were $3,249, or $2,057 net of tax. The funds required to terminate the plan were $2,595.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)  --  Cont'd.

Costs charged to continuing operations for all retirement plans are summarized as follows:

	Three Months Ended
	June 30, 2007				July 1, 2006
	Terminated Plan		Ongoing Plan	Total 2007	Terminated Plan		Ongoing Plan	Total 2006
Components of net periodic benefit costs:
Defined benefit plans
Service cost	$	---	$51	$51	$	---	$30	$30
Interest cost		---	43	43		117	25	142
Expected return on plan assets		---	(51)	(51)		(121)	(27)	(148)
Amortization of prior service cost		---	2	2		---	1	1
Recognized net actuarial loss		---	25	25		106	13	119
Settlement loss		---	---	---		3,249	---	3,249
Net periodic benefit cost - defined benefit plans		---	70	70		3,351	42	3,393
Net periodic benefit cost - defined contribution plans		---	240	240		---	266	266
Net periodic benefit cost - total	$	---	$310	$310		$3,351	$308	$3,659

	Six Months Ended
	June 30, 2007				July 1, 2006
	Terminated Plan		Ongoing Plan	Total 2007	Terminated Plan		Ongoing Plan	Total 2006
Components of net periodic benefit costs:
Defined benefit plans
Service cost	$	---	$101	$101	$	---	$59	$59
Interest cost		---	86	86		117	49	166
Expected return on plan assets		---	(102)	(102)		(121)	(53)	(174)
Amortization of prior service cost		---	3	3		---	2	2
Recognized net actuarial loss		---	50	50		106	26	132
Settlement loss		---	---	---		3,249	---	3,249
Net periodic benefit cost - defined benefit plans		---	138	138		3,351	83	3,434
Net periodic benefit cost - defined contribution plans		---	507	507		---	534	534
Net periodic benefit cost - total	$	---	$645	$645		$3,351	$617	$3,968

The Company sponsors a legacy postretirement benefit plan that provides life insurance to a limited number of associates as a result of a prior acquisition.  The Company also sponsors a postretirement benefit plan that provides medical and life insurance for a limited number of associates who retired prior to January 1, 2003.

Components of net periodic benefit costs for all postretirement plans are summarized as follows:

		Three Months Ended				Six Months Ended
	June 30, 2007		July 1, 2006		June 30, 2007		July 1, 2006
Components of net periodic benefit costs:
Defined benefit plans
Service cost		$5	$	---		$11	$	---
Interest cost		21		---		42		---
Amortization of prior service costs		(16)		---		(32)		---
Recognized net actuarial loss		(10)		---		(21)		---
Net periodic benefit cost	$	---	$	---	$	---	$	---

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)  --  Cont'd.

Amounts contributed or expected to be contributed by the Company during the current fiscal year to its pension and postretirement plans are not anticipated to be significantly different from amounts disclosed in the Company's 2006 Annual Report filed on Form 10-K/A.

NOTE L - INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") on the first day of the Company's fiscal year 2007.  The Company's reserves for uncertain tax positions at December 30, 2006 were $319 and did not change as a result of the implementation of FIN 48.  Unrecognized tax benefits were $343 at June 30, 2007, all of which, if recognized, would favorably affect the Company's effective tax rate.  The Company does not expect its unrecognized tax benefits to change significantly during the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of June 30, 2007, accrued interest related to uncertain tax positions was $50.

The Company and its subsidiaries are subject to United States federal income taxes, as well as income taxes in a number of state jurisdictions.  The Company's tax years 2003 through 2006 remain open to examination for U.S. federal income taxes and most state jurisdictions.  A few state jurisdictions remain open to examination for tax years 2002 through 2006.

During the three months ended July 1, 2006, the Company settled a Federal income tax audit for the fiscal year 2003; although the 2003 tax year remains open to examination through September 2007.  As a result of the settlement of the audit, the Company reduced its tax contingency reserve and its income tax provision by $460 to reflect the settlement of certain items previously included in the Company's tax contingency reserve.  The effect on the Company's consolidated condensed statements of operations was to reduce the effective tax rate to 13.6% and 15.6%, respectively for the three and six month periods ended July 1, 2006.

NOTE M - COMMON STOCK AND EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Income from continuing operations (1)	$2,556	$1,028	$2,793	$1,953

Denominator for calculation of basic earnings per share - weighted-average shares (2)	12,828	12,689	12,799	12,660

Effect of dilutive securities:
Stock options (3)	140	224	156	251
Restricted stock grants (3)	8	1	5	1
Directors' stock performance units (3)	34	29	33	27
Denominator for calculation of diluted earnings per share - weighted-average shares adjusted for potential dilution (2)(3)	13,010	12,943	12,993	12,939

Earnings per share:
Basic	$0.20	$0.08	$0.22	$0.15
Diluted	0.20	0.08	0.21	0.15

(1)	No adjustments needed to the numerator for diluted calculations.
(2)	Includes Common and Class B Common shares in thousands.
(3)

Because their effects are anti-dilutive, shares issuable under stock option plans where the exercise price is greater than the average market price of Common Shares outstanding at the end of the relevant period and shares issuable on conversion of subordinated debentures into shares of Common Stock have been excluded.  Aggregate shares excluded were 1,283 and 1,320 during the three and six months of 2007 and 893 and 929 during the three and six months of 2006.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)  --  Cont'd.

NOTE N - COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net income	$2,438	$944	$2,609	$1,779
Other comprehensive income:
Unrealized gains on interest rate swap agreements:
Before income taxes	471	418	298	1,198
Income taxes	179	159	113	455
Net of taxes	292	259	185	743
Change in minimum pension liability:
Before income taxes	---	2,503	---	2,503
Income taxes	---	951	---	951
Net of taxes	---	1,552	---	1,552
Comprehensive income	$2,730	$2,755	$2,794	$4,074

Components of accumulated other comprehensive income (loss), net of tax, are summarized as follows:

	Interest Rate Swaps	Pension and Post Retirement Liability	Total
Balance at December 30, 2006	$193	$(201)	$(8)
Unrealized gains on interest rate swap agreements, net of tax of $113	185	---	185
Balance at June 30, 2007	$378	$(201)	$177

NOTE O - OTHER (INCOME) EXPENSE

Other (income) expense is summarized as follows:

	Three Months Ended				Six Months Ended
		June 30, 2007	July 1, 2006		June 30, 2007	July 1, 2006
Other operating income:
Insurance settlements and refunds	$	---	$(121)	$	---	$(353)
Miscellaneous income		(82)	(107)		(110)	(217)
Other operating income		$(82)	$(228)		$(110)	$(570)

Other operating expense:
Retirement expenses		$108	$100		$163	$245
Miscellaneous expense		36	30		106	41
Other operating expense		$144	$130		$269	$286

Other income:
Interest income		$(4)	$(88)		$(10)	$(101)
Miscellaneous income		(18)	(7)		(27)	(7)
Other income		$(22)	$(95)		$(37)	$(108)

Other expense:
Miscellaneous expense		$13	$50		$31	$54
Other expense		$13	$50		$31	$54

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is presented to update the discussion of results of operations and financial condition included in our 2006 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies were outlined in Management's Discussion and Analysis of Results of Operations and Financial Condition in our 2006 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. There have been no changes to those critical accounting policies subsequent to the date of that report.

RESULTS OF OPERATIONS

The following table sets forth certain elements of our continuing operating results as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.9%	71.9%	69.7%	71.9%

Gross profit	31.1%	28.1%	30.3%	28.1%
Selling and administrative expenses	24.3%	21.3%	25.4%	22.7%

Other operating income	(0.1)%	(0.3)%	(0.1)%	(0.3)%
Other operating expense	0.2%	0.2%	0.2%	0.2%
Defined benefit pension plan termination expenses	0.0%	3.7%	0.0%	1.9%
Operating income	6.7%	3.2%	4.8%	3.6%

Net Sales.  Net sales for the quarter ended June 30, 2007 were $84.4 million, down 4.1% from net sales of $88.0 million in the year-earlier quarter. Net sales for the first six months of 2007 were $158.9 million, down 5.0% from net sales of $167.2 million in the prior year period.  The decline in net sales is principally attributable to significant weakness in residential carpet markets that began to be experienced in the third quarter of 2006 and has continued through the second quarter of 2007.

Our net sales of residential carpet products declined 10.3% in the second quarter of 2007 and 9.8% for the first six months of 2007, compared with the same periods in 2006.  In addition to the general industry weakness, our residential carpet business has been negatively affected by a significant decline in sales to one large customer.  Net sales to our other residential customers declined 4.2% in both the second quarter and first six months of 2007.  We continued to experience good demand in our commercial carpet business.  Year-over-year sales of our commercial carpet products reflected net sales growth of 7.3% and 3.6%, respectively for the second quarter and first six months of 2007.  Despite weakness in the residential portion of our business, our sales continue to outperform the carpet industry, where sales of carpet products reflected a year-over-year decline of 7.7% in the second quarter and 8.7% for the first six months of 2007.  The industry’s net sales of residential products declined 12.7% and 13.8%, respectively for the second quarter and first six months of 2007.  During this same period, the industry’s net sales of commercial products grew 2.0% in the second quarter and 1.5% for the first six months of 2007.

Although our residential carpet markets remain weak, we have continued to develop new and differentiated products, many of which should reach the market later this year.  The outlook for our commercial business continues to be favorable.  Sales of commercial products grew significantly in the second quarter of this year and our order entry and sales comparisons in July indicate this business is strengthening.  The recent improvement we have seen in sales and order entry for our commercial products and the anticipated effect of our new residential and commercial products make us optimistic that our sales will continue to outpace the sales of the carpet industry.

Cost of Sales.  Cost of sales, as a percentage of net sales, decreased 3.0 percentage points and 2.2 percentage points, respectively in the second quarter and first six months of 2007, compared with the same periods in 2006. The decreases were primarily a result of a better  product mix and improvements in materials utilization, manufacturing and distribution efficiencies and production quality.

Raw material costs increased in June of this year and we raised our selling prices to recoup this higher cost.  The effect of these higher selling prices should be felt during the third and fourth quarters of this year.

Gross Profit.  Despite lower net sales, gross profit increased $1.5 million in the second quarter and $1.1 million for the first six months of 2007 compared with the same periods in 2006. The increase in gross profit reflects the effect of the factors described above that decreased cost of sales as a percentage of net sales.

Selling and Administrative Expenses.  Selling and administrative expenses increased $1.7 million in the second quarter and $2.3 million for the first six months of 2007, compared with the same periods in 2006.  The cost increases are principally a result of investments in our sales and marketing infrastructure and new products, information systems and normal inflationary cost increases.

Other Operating Income/Other Operating Expense.  Other operating income and other operating expense were not significant in the second quarter or first six months of either 2007 or 2006.

Defined Benefit Pension Plan Termination Expenses.  Expenses to terminate our legacy defined benefit pension plan were $3.2 million in the second quarter of 2006.  Approximately $2.9 million of these expenses related to the settlement of pension benefits for employees of our discontinued textile business segment that had been terminated in 1999 and prior years.  The remaining expenses related to the settlement of pension benefits for employees of our ongoing floorcovering business segment.

Operating Income.  Operating income was $5.7 million, or 6.7% of sales, in the quarter ended June 30, 2007 and $7.6 million, or 4.8% of sales, for the first six months of 2007 compared with $2.8 million, or 3.2% of sales, in the quarter ended July 1, 2006 and $6.0 million, or 3.6% of sales, for the first six months of 2006. Defined benefit pension plan termination expenses negatively affected operating income by 3.7 percentage points and 1.9 percentage points, respectively for the quarter and six months ended July 1, 2006.

Interest Expense.  Interest expense decreased in the second quarter and first six months of 2007 compared with the same periods in 2006 principally due to lower levels of debt in 2007.

Other Income/Other Expense.  Other income and other expense were not significant in the second quarter or first six months of either 2007 or 2006.

Income Tax Provision.  Our effective income tax rate was 36.1% and 36.3%, respectively for the three and six months ended June 30, 2007. Our income tax provision (benefit) included a $460 thousand reduction in our tax contingency reserve for the three and six months ended July 1, 2006, principally as a result of a federal income tax examination concluded during the second quarter of 2006.  Excluding the contingency reserve adjustment in 2006, the effective income tax rate was 37.2% and 35.5%, respectively for the three and six months ended July 1, 2006.

Income From Continuing Operations.  Income from continuing operations was $2.5 million, or $0.20 per diluted share, for the quarter ended June 30, 2007 compared with $1.0 million, or $0.08 per diluted share, for the quarter ended July 1, 2006.  Income from continuing operations was $2.8 million, or $0.21 per diluted share, for the first six months of 2007 compared with $2.0 million, or $0.15 per diluted share, for the first six months of 2006.  Income from continuing operations in the second quarter and first six months of 2006 was reduced by $2.1 million, net of tax, or $0.16 per diluted share as a result of settlement expenses to terminate the defined benefit pension plan in the second quarter of 2006.

Net Income.  The loss from discontinued operations was $118 thousand, or $0.01 per diluted share, in the second quarter of 2007, compared with a loss of $84 thousand, or $0.01 per diluted share for the second quarter of 2006.  For the first six months of 2006, the loss from discontinued operations was $184 thousand, or $0.01 per diluted share, compared with a loss of $174 thousand, or $0.01 per diluted share in the year earlier period.

Including discontinued operations, net income was $2.4 million, or $0.19 per diluted share, for the second quarter of 2007, compared with net income of $944 thousand, or $0.07 per diluted share, for the second quarter of 2006. For the first six months of 2007, net income was $2.6 million, or $0.20 per diluted share, compared with $1.8 million, or $0.14 per diluted share, in the 2006 period.

LIQUIDITY AND CAPITAL RESOURCES

During the six-months ended June 30, 2007, we increased debt by $7.0 million, generated $400 thousand of funds from the issuance of common stock under stock option plans and utilized $400 thousand of cash on our balance sheet to fund our operations and purchase $7.8 million of capital assets. $3.4 million of the increase in debt related to equipment financing notes, which bears interest at fixed rates of interest ranging from 6.83% to 6.85%.

Working capital increased $9.3 million for the first six months of 2007 principally due to seasonable increases in accounts receivable, inventories and accounts payable and accrued expenses.  Capital expenditures for the six month period ended June 30, 2007 were $7.8 million while depreciation and amortization was $6.8 million.  We expect capital expenditures to be approximately $16.0 million for fiscal 2007 while depreciation and amortization is expected to be approximately $13.0 million.  Planned capital expenditures in 2007 primarily relate to new manufacturing technology and information systems.

On July 16, 2007, we amended our senior loan and security agreement to increase the level of "permitted purchase money debt" as defined in the loan agreement from $10.0 million to $20.0 million.  The other provisions in the loan agreement remain unchanged.

The unused borrowing capacity under the senior loan and security agreement  was approximately $21.1 million at June 30, 2007.

We believe our operating cash flows and existing credit facilities are adequate to finance our anticipated liquidity requirements.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", including an amendment of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities".  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Eligible items for the measurement option include all recognized financial assets and liabilities except: investments in subsidiaries, interests in variable interest entities, obligations for pension benefits, assets and liabilities recognized under leases, deposit liabilities and financial instruments that are a component of shareholder's equity.  Also included are firm commitments that involve only financial instruments, nonfinancial insurance contracts and warranties and host financial instruments.

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

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk (Dollars in thousands)

The Company's earnings, cash flows and financial position are exposed to market risks relating to interest rates.  The Company minimizes its exposure to adverse changes in interest rates and manages interest rate risks inherent in funding the Company with debt through a risk management program that includes maintaining a mix of fixed and floating rate debt and the use of derivative financial instruments.

At June 30, 2007, the Company had an interest rate swap agreement applicable to its mortgage note payable. The agreement has a notional amount equal to the outstanding balance of the mortgage note ($6,657 at June 30, 2007) which expires in March of 2013.  Under the agreement, the Company pays a fixed rate of 4.54% of interest times the notional amount and receives in return an amount equal to a specified variable rate of interest times the same notional amount.  The swap agreement effectively fixes the interest rate on the mortgage note payable at 6.54%.

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

At June 30, 2007, $23,352, or approximately 24% of the Company's total debt, was subject to floating interest rates.  A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have had an annual after-tax impact of approximately $106.

ITEM 4 - Controls and Procedures

Restatement - We amended and restated our Annual Report of on Form 10-K/A for the year ended December 30, 2006 and our Quarterly Reports on Form 10-Q/A for the quarterly periods ending July 1, 2006 and September 30, 2006 in response to comments from the Securities and Exchange Commission regarding our Annual Report on Form 10K for the fiscal year ended December 30, 2006.  See Note Q – “Restatement of Consolidated Financial Statements”, of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K/A for the fiscal year ended December 30, 2006, which fully describes the restatement of our previously issued financial statements to change the presentation of pension costs relating to our discontinued textile business in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years ended December 31, 2006 and December 31, 2005 and of income tax payments related to the sale of a business in our Consolidated Statement of Cash Flows for the year ended December 25, 2004.  These changes in presentation had no impact on previously reported Net Income, Net Income per share, total cash flow, our Balance Sheets or stockholder’s equity.  These changes in presentation also did not affect compliance with our loan covenants or financial rewards granted to our associates and officers.

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2007, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”).

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

In conducting our evaluation, we considered the provisions of AS-2, which identifies a restatement as a strong indicator of a material weakness in internal control over financial reporting.  We also considered the following additional factors: the facts underlying our original classification of the pension costs that were the subject of our restatement were disclosed in our consolidated financial statements and notes thereto, and our original classification of such pension costs and income tax payments were reviewed with and concurred in by Ernst & Young LLP, our independent registered public accounting firm.  Based on our evaluation on July 12, 2007, our CEO and CFO concluded that as AS-2 is currently interpreted, our restatement of previously issued financial statements must be considered, a material weakness in our internal control over financial reporting and our disclosure controls and procedures were not effective as of June 30, 2007.

Remediation of Material Weakness in Internal Control and Changes in Internal Control Over Financial Reporting

Subsequent to June 30, 2007, we remediated the material weakness described above by restating our financial statements as described above.  We continue to monitor new and emerging accounting guidance and industry interpretations to assist in our application of U. S. Generally Accepted Accounting Principles, and we will seek additional guidance regarding the accounting treatment of matters that, in our judgment, require such additional review.  Accordingly, we have remediated the material weakness in our internal control and our CEO and CFO have concluded that, as of date hereof, our disclosure controls and procedures and internal controls over financial reporting are effective.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
(a)	The annual meeting of shareholders was held on May 2, 2007.

(b)

The meeting was held to consider and vote upon the following proposals:  (1) to elect Directors for the following year.  All Directors were elected and with the results of the vote summarized as follows:

		FOR	AGAINST	ABSTAIN	TOTAL
	J. Don Brock	27,864,913	612,619	92,503	28,570,035
	Daniel K. Frierson	26,967,433	1,510,099	92,503	28,570,035
	Paul K. Frierson	26,991,575	1,485,957	92,503	28,570,035
	Walter W. Hubbard	28,390,081	87,451	92,503	28,570,035
	Lowry F. Kline	28,421,228	56,304	92,503	28,570,035
	John W. Murrey, III	27,996,010	481,522	92,503	28,570,035

Item 5 - Other Information
None.

Item 6 - Exhibits
(a)	Exhibits
	(i)	Exhibits Incorporated by Reference
None

	(ii)	Exhibits Filed with this Report

		31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIXIE GROUP, INC.
(Registrant)

Date: August 8, 2007	By: /s/ GARY A. HARMON
Gary A. Harmon Vice President and Chief Financial Officer

Date: August 8, 2007	By: /s/ D. EUGENE LASATER
D. Eugene Lasater Controller