Form 10-Q
period 2007-09-29
DIXIE GROUP INC
filed 2007-11-07
CIK 29332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 29, 2007
or
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)	☐	Yes	☒	No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of October 19, 2007
Common Stock, $3 Par Value	12,154,110 shares
Class B Common Stock, $3 Par Value	877,539 shares
Class C Common Stock, $3 Par Value	0 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands)
	(Unaudited)
	Sept. 29, 2007	Dec. 30, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$317	$538
Accounts receivable (less allowance for doubtful accounts of $660 for 2007 and $651 for 2006)	37,837	30,922
Inventories	76,874	69,600
Other current assets	8,716	7,652
TOTAL CURRENT ASSETS	123,744	108,712

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	6,075	6,047
Buildings and improvements	45,827	45,407
Machinery and equipment	124,587	113,673
	176,489	165,127
Less accumulated depreciation and amortization	(75,953)	(66,729)
NET PROPERTY, PLANT AND EQUIPMENT	100,536	98,398

OTHER ASSETS
Goodwill	56,797	56,960
Other long-term assets	13,798	13,604
TOTAL OTHER ASSETS	70,595	70,564

TOTAL ASSETS	$294,875	$277,674

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$12,245	$8,382
Accrued expenses	24,062	19,541
Current portion of long-term debt	8,299	7,663
TOTAL CURRENT LIABILITIES	44,606	35,586

LONG-TERM DEBT
Senior indebtedness	63,296	57,780
Capital lease obligations	2,904	3,937
Convertible subordinated debentures	17,162	19,662
TOTAL LONG-TERM DEBT	83,362	81,379

DEFERRED INCOME TAXES	11,654	11,697

OTHER LONG-TERM LIABILITIES	14,574	13,334

COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued - 15,632,083 shares for 2007 and 15,506,664 shares for 2006	46,896	46,520
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued - 877,539 for 2007 and 829,825 shares for 2006	2,633	2,489
Additional paid-in capital	135,197	134,469
Retained earnings	11,154	6,297
Accumulated other comprehensive loss	(275)	(8)
	195,605	189,767
Less Common Stock in treasury at cost - 3,477,973 shares for 2007 and 3,398,845 shares for 2006	(54,926)	(54,089)
TOTAL STOCKHOLDERS' EQUITY	140,679	135,678

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$294,875	$277,674

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	Sept. 29, 2007	Sept. 30, 2006	Sept. 29, 2007	Sept. 30, 2006
Net sales	$82,385	$83,606	$241,278	$250,825
Cost of sales	57,878	58,761	168,690	179,031

Gross profit	24,507	24,845	72,588	71,794
Selling and administrative expenses	19,371	19,097	59,691	57,108
Other operating income	(147)	(29)	(257)	(599)
Other operating expense	149	171	418	458
Defined benefit pension plan termination expenses	---	---	---	3,249

Operating income	5,134	5,606	12,736	11,578

Interest expense	1,613	1,795	4,839	5,506
Other income	(9)	(14)	(46)	(122)
Other expense	28	53	59	107

Income from continuing operations before taxes	3,502	3,772	7,884	6,087
Income tax provision	1,263	1,069	2,852	1,430

Income from continuing operations	2,239	2,703	5,032	4,657
Income (loss) from discontinued operations, net of tax	9	(86)	(175)	(261)

Net income	$2,248	$2,617	$4,857	$4,396

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.18	$0.21	$0.39	$0.37
Discontinued operations	0.00	(0.00)	(0.01)	(0.02)
Net income	$0.18	$0.21	$0.38	$0.35

SHARES OUTSTANDING	12,817	12,736	12,805	12,685

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.17	$0.21	$0.39	$0.36
Discontinued operations	0.00	(0.01)	(0.02)	(0.02)
Net income	$0.17	$0.20	$0.37	$0.34

SHARES OUTSTANDING	12,985	12,982	12,990	12,953

DIVIDENDS PER SHARE:
Common Stock	---	---	---	---
Class B Common Stock	---	---	---	---

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Nine Months Ended
	Sept. 29, 2007	Sept. 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$5,032	$4,657
Loss from discontinued operations	(175)	(261)
Net income	4,857	4,396

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	9,693	8,609
Change in deferred income taxes	(1,025)	(1,445)
Tax benefit from exercise of stock options	(131)	(258)
Net loss on property, plant and equipment disposals	12	31
Stock-based compensation expense	911	482
Changes in operating assets and liabilities:
Accounts receivable	(6,915)	(3,519)
Inventories	(7,274)	(3,553)
Accounts payable and accrued expenses	7,259	159
Other operating assets and liabilities	709	2,228
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,096	7,130

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	20	51
Purchases of property, plant and equipment	(11,641)	(13,752)
NET CASH USED IN INVESTING ACTIVITIES	(11,621)	(13,701)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on credit line	5,735	3,421
Payments on term loan	(1,282)	(1,282)
Borrowings from equipment financing	3,419	6,456
Payments on equipment financing	(1,617)	(999)
Payments on capitalized leases	(963)	(848)
Payments on mortgage note payable	(173)	(161)
Payments on subordinated indebtedness	(2,500)	(2,500)
Common stock issued under stock option plans	266	854
Common stock acquired for treasury	(837)	(45)
Tax benefits from exercise of stock options	131	258
Change in outstanding checks in excess of cash	1,125	2,031
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,304	7,185

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(221)	614
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	538	---

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$317	$614

Supplemental Cash Flow Information:
Interest paid	$4,534	$5,022
Income taxes paid, net of tax refunds	1,526	433
Equipment purchased under capital leases	---	542

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(dollars in thousands)

	Common Stock and Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total Stockholders' Equity

Balance at December 30, 2006	$49,009	$134,469	$6,297	$(8)	$(54,089)	$135,678

Common Stock and Class B issued under stock option plan - 64,782 net shares	226	40	---	---	---	266

Restricted stock grants issued - 109,620 shares	329	(329)	---	---	---	---

Restricted stock grants forfeited -11,787 shares	(35)	35	---	---	---	---

Common Stock acquired for treasury - 79,128 shares	---	---	---	---	(837)	(837)

Tax benefit from exercise of stock options	---	131	---	---	---	131

Stock-based compensation expense	---	851	---	---	---	851

Comprehensive Income:
Net income	---	---	4,857	---	---	4,857

Unrealized loss on interest rate swap agreements, net of tax of $167	---	---	---	(272)	---	(272)

Pension and postretirement benefit plans:
Recognition of net actuarial loss, net of tax of $16	---	---	---	27	---	27

Amortization of prior service cost, net of tax of $13	---	---	---	(22)	---	(22)
Total Comprehensive Income	---	---	4,857	(267)	---	4,590

Balance at September 29, 2007	$49,529	$135,197	$11,154	$(275)	$(54,926)	$140,679

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements which do not include all the information and footnotes required by such accounting principles for annual financial statements.  In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2006 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission, which includes consolidated financial statements for the fiscal year ended December 30, 2006.  Operating results for the three month and nine month periods ended September 29, 2007 are not necessarily indicative of the results that may be expected for the entire 2007 year.

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

The Company's stock compensation expense was $283 and $911 for the three and nine months ended September 29, 2007 and $171 and $482 for the three and nine months ended September 30, 2006, respectively.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

NOTE D - ACCOUNTS RECEIVABLE

Receivables are summarized as follows:

	Sept. 29, 2007	Dec. 30, 2006
Customers, trade	$35,996	$28,278
Other	2,501	3,295
Gross receivables	38,497	31,573
Less allowance for doubtful accounts	(660)	(651)
Net receivables	$37,837	$30,922

The Company also had notes receivable in the amount of $453 and $589 at September 29, 2007 and December 30, 2006, respectively.  The current portion of the notes receivable is included in accounts receivable and the long-term portion is included in other long-term assets in the Company's consolidated condensed balance sheets.

NOTE E - INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method, which generally matches current costs of inventory sold with current revenues, for substantially all inventories.  Inventories are summarized as follows:

	Sept. 29, 2007	Dec. 30, 2006
Raw materials	$27,140	$21,678
Work-in-process	15,602	15,210
Finished goods	44,684	41,107
Supplies, repair parts and other	419	410
LIFO	(10,971)	(8,805)
Total inventories	$76,874	$69,600

NOTE F - DISCONTINUED OPERATIONS

Following is a summary of the Company's discontinued operations:

	Three Months Ended		Nine Months Ended
	Sept. 29, 2007	Sept. 30, 2006	Sept. 29, 2007	Sept. 30, 2006
Income (loss) from discontinued operations:
Before income taxes	$14	$(136)	$(272)	$(412)
Income tax provision (benefit)	5	(50)	(97)	(151)
Income (loss) from discontinued operations, net of tax	$9	$(86)	$(175)	$(261)

The income (loss) from discontinued operations in 2007 and 2006 principally related to the settlement of contingencies that had been retained by the Company in connection with the sales of the Company's factory-built housing carpet, needlebond and carpet recycling businesses sold in 2003 and 2004 and the Company's textile operations in 1999 and prior years.

NOTE G - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	Sept. 29, 2007	Dec. 30, 2006
Compensation and benefits	$6,391	$5,768
Provision for customer rebates, claims and allowances	5,508	4,968
Outstanding checks in excess of cash	5,318	4,193
Other	6,845	4,612
Total accrued expenses	$24,062	$19,541

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

NOTE H - PRODUCT WARRANTY RESERVES

The Company warrants its products against manufacturing defects and failure to meet specific performance standards.  At the time sales are recorded, the Company establishes reserves for the estimated costs of defective products and failure of its products to meet applicable performance standards.  The levels of reserves are established based primarily upon historical experience and evaluation of known claims.  Following is a summary of the Company's warranty activity:

	Three Months Ended		Nine Months Ended
	Sept. 29, 2007	Sept. 30, 2006	Sept. 29, 2007	Sept. 30, 2006
Warranty reserve beginning of period	$1,496	$1,214	$1,276	$1,109
Warranty liabilities accrued	923	1,191	2,966	3,969
Warranty liabilities settled	(786)	(1,210)	(2,752)	(4,251)
Changes for pre-existing warranty liabilities	(30)	57	113	425
Warranty reserve end of period	$1,603	$1,252	$1,603	$1,252

NOTE I - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	Sept. 29, 2007	Dec. 30, 2006
Senior indebtedness
Credit line borrowings	$33,556	$27,821
Term loans	16,439	17,721
Equipment financing	11,138	9,336
Capital lease obligations	4,269	5,232
Mortgage note payable	6,597	6,770
Total senior indebtedness	71,999	66,880
Convertible subordinated debentures	19,662	22,162
Total long-term debt	91,661	89,042
Less current portion of long-term debt	(6,934)	(6,368)
Less current portion of capital lease obligations	(1,365)	(1,295)
Total long-term debt, less current portions	$83,362	$81,379

During the nine months ended September 29, 2007, the Company borrowed $3,419 under equipment financing notes.  The notes are secured by the equipment financed, bear interest at fixed rates ranging from 6.83% to 6.85% and are due in monthly installments over the five to seven year terms of the notes.

The Company's senior loan and security agreement, which matures on May 11, 2010, provides $76,439 of credit, consisting of $60,000 of revolving credit and a $16,439 term loan.  The Company's credit facilities do not contain ongoing financial covenants; however, these facilities contain covenants that generally limit dividends and repurchases of the Company's Common Stock to an aggregate of $3,000 annually and could limit future acquisitions.  The unused borrowing capacity under the senior loan and security agreement on September 29, 2007 was approximately $24,029.

The Company’s senior loan and security agreement was amended on July 16, 2007 and October 22, 2007.  The July 16, 2007 amendment increased the level of "permitted purchase money debt" as defined in the loan agreement from $10,000 to $20,000.  The October 22, 2007 amendment increased the agreement’s limit on revolver loans from $60,000 to $70,000 and increased the amount the Company may expend for repurchases of its common stock or the payment of dividends by $10,000, subject to certain limitations and conditions set forth in the agreement.  The other provisions in the loan agreement remain unchanged.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

NOTE J - DERIVATIVE FINANCIAL INSTRUMENTS

The Company is a party to an interest rate swap agreement with a notional amount of $30,000 through May 11, 2010.  Under the interest rate swap agreement, the Company pays a fixed rate of interest of 4.79% times the notional amount and receives in return a specified variable rate of interest times the same notional amount.  The interest rate swap is linked to the Company's variable rate debt and is considered a highly effective hedge.  The fair value of the interest rate swap agreement is reflected on the Company's consolidated condensed balance sheets and related gains and losses are deferred in Accumulated Other Comprehensive Loss ("AOCL").  Net unrealized losses included in AOCL were $117 at September 29, 2007.

The Company is also a party to an interest rate swap agreement through March 2013, which is linked to a mortgage note payable and considered a highly effective hedge.  Under the interest rate swap agreement, the Company pays a fixed rate of interest times a notional amount equal to the outstanding balance of the mortgage note, and receives in return an amount equal to a specified variable rate of interest times the same notional amount.  The fair value of the interest rate swap agreement is reflected on the Company's consolidated condensed balance sheets and related gains and losses are deferred in AOCL.  As of September 29, 2007, the notional amount of the interest swap agreement was $6,597.  Under the terms of the swap agreement, the Company pays a fixed interest rate of 4.54% through March 2013, which effectively fixes interest on the mortgage note payable at 6.54%.  Net unrealized gains included in AOCL were $38 at September 29, 2007.

NOTE K - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) defined contribution plan covering substantially all associates.  The Company matches participants’ contributions, on a sliding scale, up to a maximum of 5% of the participant’s earnings.  The Company may make additional contributions to the plan if the Company attains certain performance targets.

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation.  The obligations owed to participants under this plan were $12,362 at September 29, 2007 and $11,704 at December 30, 2006 and are included in other liabilities in the Company's consolidated condensed balance sheets.  The obligations are unsecured general obligations of the Company and the participants do not have a right, interest or claim in the assets, except as unsecured general creditors.  The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan.  Assets invested in cash and company-owned life insurance in the Rabbi Trust were $12,532 at September 29, 2007 and $11,673 at December 30, 2006 and are included in cash and cash equivalents and other long-term assets in the Company's consolidated condensed balance sheets.

The Company also sponsors a defined benefit retirement plan that covers a limited number of the Company's active associates.

During June 2006, the Company terminated a defined benefit retirement plan and distributed the plan’s assets to its participants.  The plan had been frozen as to new benefits since 1993.  The majority of participants covered by this plan had been employed by operations that were previously sold or discontinued.  Settlement expenses for the plan termination recognized in the nine months ended September 30, 2006 were $3,249, or $2,057 net of tax. The funds required to terminate the plan were $2,595.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

Costs charged to continuing operations for all retirement plans are summarized as follows:

	Three Months Ended
	Sept. 29, 2007				Sept. 30, 2006
	Ongoing Plan		Terminated Plan	Total 2007	Ongoing Plan		Terminated Plan	Total 2006
Components of net periodic benefit costs:
Defined benefit plans
Service cost	$51	$	---	$51	$61	$	---	$61
Interest cost	43		---	43	50		---	50
Expected return on plan assets	(51)		---	(51)	(55)		---	(55)
Amortization of prior service cost	2		---	2	2		---	2
Recognized net actuarial loss	25		---	25	27		---	27
Settlement loss	89		---	89	---		---	---
Net periodic benefit cost - defined benefit plans	159		---	159	85		---	85
Net periodic benefit cost - defined contribution plans	243		---	243	261		---	261
Net periodic benefit cost	$402	$	---	$402	$346	$	---	$346

	Nine Months Ended
	Sept. 29, 2007				Sept. 30, 2006

	Ongoing Plan		Terminated Plan	Total 2007	Ongoing Plan		Terminated Plan	Total 2006
Components of net periodic benefit costs:
Defined benefit plans
Service cost	$153	$	---	$153	$120	$	---	$120
Interest cost	129		---	129	99		117	216
Expected return on plan assets	(153)		---	(153)	(108)		(121)	(229)
Amortization of prior service cost	5		---	5	4		---	4
Recognized net actuarial loss	74		---	74	53		106	159
Settlement loss	89		---	89	---		3,249	3,249
Net periodic benefit cost - defined benefit plans	297		---	297	168		3,351	3,519
Net periodic benefit cost - defined contribution plans	752		---	752	787		---	787
Net periodic benefit cost	$1,049	$	---	$1,049	$955		$3,351	$4,306

As a result of a prior acquisition, the Company sponsors a legacy postretirement benefit plan that provides life insurance to a limited number of associates.  The Company also sponsors a postretirement benefit plan that provides medical and life insurance for a limited number of associates who retired prior to January 1, 2003.

Components of net periodic benefit costs for all postretirement plans are summarized as follows:

	Three Months Ended				Nine Months Ended
		Sept 29, 2007		Sept. 30 2006		Sept. 29 2007		Sept. 30, 2006
Components of net periodic benefit costs:
Defined benefit plans
Service cost		$2	$	---		$13	$	---
Interest cost		16		---		58		---
Amortization of prior service cost		(8)		---		(40)		---
Recognized net actuarial loss		(10)		---		(31)		---
Net periodic benefit cost	$	---	$	---	$	---	$	---

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

Amounts contributed or expected to be contributed by the Company during the current fiscal year to its pension and postretirement plans are not anticipated to be significantly different from amounts disclosed in the Company's 2006 Annual Report filed on Form 10-K/A.

NOTE L - INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") on the first day of the Company's 2007 fiscal year.  The Company's reserves for uncertain tax positions at December 30, 2006 were $319 and did not change as a result of the implementation of FIN 48.  Unrecognized tax benefits were $356 at September 29, 2007, all of which, if recognized, would favorably affect the Company's effective tax rate.  The Company does not expect its unrecognized tax benefits to change significantly during the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  As of September 29, 2007, accrued interest related to uncertain tax positions was $54.

The Company and its subsidiaries are subject to United States federal income taxes, as well as income taxes in a number of state jurisdictions.  The Company's tax years 2004 through 2006 remain open to examination for U.S. federal income taxes and most state jurisdictions.  A few state jurisdictions remain open to examination for tax years 2003 through 2006.

During the nine months ended September 30, 2006, the Company settled a federal income tax audit for the fiscal year 2003.  As a result of the settlement of the audit, the Company reduced its tax contingency reserve and its income tax provision by $460 to reflect the settlement of certain items previously included in the Company's tax contingency reserve.  The Company also recognized federal and state income tax credits during these periods and received certain non-taxable life insurance benefits.  As a result of these adjustments, income tax credits and non-taxable income, the Company's effective tax rate was reduced to 28.3% and 23.5%, respectively, for the three and nine months ended September 30, 2006.

NOTE M - COMMON STOCK AND EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended		Nine Months Ended
	Sept. 29, 2007	Sept. 30, 2006	Sept. 29, 2007	Sept. 30, 2006
Income from continuing operations (1)	$2,239	$2,703	$5,032	$4,657

Denominator for calculation of basic earnings per share - weighted-average shares (2)	12,817	12,736	12,805	12,685

Effect of dilutive securities:
Stock options (3)	112	196	142	233
Restricted stock grants (3)	38	20	34	7
Directors' stock performance units (3)	18	30	9	28
Denominator for calculation of diluted earnings per share - weighted-average shares adjusted for potential dilution (2)(3)	12,985	12,982	12,990	12,953

Earnings per share:
Basic	$0.18	$0.21	$0.39	$0.37
Diluted	0.17	0.21	0.39	0.36

(1)	No adjustments needed to the numerator for diluted calculations.
(2)	Includes Common and Class B Common shares in thousands.
(3)

Because their effects are anti-dilutive, shares issuable under stock option plans where the exercise price is greater than the average market price of Common Shares outstanding at the end of the relevant period and shares issuable on conversion of subordinated debentures into shares of Common Stock have been excluded.  Aggregate shares excluded were 1,411 and 1,350 during the three and nine months of 2007 and 1,232 and 1,030 during the three and nine months of 2006.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

NOTE N - COMPREHENSIVE INCOME

Comprehensive income is summarized as follows:

	Three Months Ended		Nine Months Ended
	Sept. 29, 2007	Sept. 30, 2006	Sept. 29, 2007	Sept. 30, 2006
Net income	$2,248	$2,617	$4,857	$4,396
Other comprehensive income:
Unrealized gain (loss) on interest rate swap agreements:
Before income taxes	(737)	(779)	(439)	419
Income taxes	(280)	(296)	(167)	159
Net of taxes	(457)	(483)	(272)	260

Recognition of net actuarial loss on pension and postretirement benefit plans:
Before income taxes	14	---	43	---
Income taxes	5	---	16	---
Net of taxes	9	---	27	---

Amortization of prior service cost on pension and postretirement benefit plans:
Before income taxes	(6)	---	(35)	---
Income taxes	(2)	---	(13)	---
Net of taxes	(4)	---	(22)	---

Change in additional minimum pension liability:
Before income taxes	---	---	---	2,503
Income taxes	---	---	---	951
Net of taxes	---	---	---	1,552

Comprehensive income	$1,796	$2,134	$4,590	$6,208

Components of accumulated other comprehensive income (loss), net of tax, are summarized as follows:

	Interest Rate Swaps	Pension and Post-Retirement Benefit Plans	Total
Balance at December 30, 2006	$193	$(201)	$(8)
Unrealized loss on interest rate swap agreements, net of tax of $167	(272)	---	(272)

Recognition of net actuarial loss on pension and postretirement benefit plans, net of tax of $16	---	27	27

Amortization of prior service cost on pension and postretirement benefit plans, net of tax of $13	---	(22)	(22)

Balance at September 29, 2007	$(79)	$(196)	$(275)

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

NOTE O - OTHER (INCOME) EXPENSE

Other (income) expense is summarized as follows:

	Three Months Ended					Nine Months Ended
		Sept. 29, 2007		Sept. 30, 2006		Sept. 29, 2007	Sept. 30, 2006
Other operating income:
Insurance settlements and refunds	$	---	$	---	$	---	$(353)
Miscellaneous income		(147)		(29)		(257)	(246)
Other operating income		$(147)		$(29)		$(257)	$(599)

Other operating expense:
Retirement expenses		$113		$109		$277	$354
Miscellaneous expense		36		62		141	104
Other operating expense		$149		$171		$418	$458

Other income:
Interest income		$(3)		$(7)		$(13)	$(108)
Miscellaneous income		(6)		(7)		(33)	(14)
Other income		$(9)		$(14)		$(46)	$(122)

Other expense:
Miscellaneous expense		$28		$53		$59	$107
Other expense		$28		$53		$59	$107

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

RESULTS OF OPERATIONS

The following table sets forth certain elements of our continuing operations as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	Sept. 29, 2007	Sept. 30, 2006	Sept. 29, 2007	Sept. 30, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.3%	70.3%	69.9%	71.4%

Gross profit	29.7%	29.7%	30.1%	28.6%
Selling and administrative expenses	23.5%	22.8%	24.7%	22.8%

Other operating income	(0.2)%	(0.0)%	(0.1)%	(0.3)%
Other operating expense	0.2%	0.2%	0.2%	0.2%
Defined benefit pension plan termination expenses	0.0%	0.0%	0.0%	1.3%
Operating income	6.2%	6.7%	5.3%	4.6%

Net Sales.  Net sales for the quarter ended September 29, 2007 were $82.4 million, down 1.5% from net sales of $83.6 million in the year-earlier quarter. Net sales for the first nine months of 2007 were $241.3 million, down 3.8% from net sales of $250.8 million in the prior year period.  The decline in net sales is principally attributable to continued significant weakness in residential carpet markets that we began to experience in the third quarter of 2006.

Our net sales of residential carpet products declined 10.7% in the third quarter of 2007 and 10.1% for the first nine months of 2007, compared with the same periods in 2006.  In addition to the general industry weakness, our residential carpet business was negatively affected by a significant decline in sales to one large home center customer.  The carpet industry has reported that net sales of residential carpet declined 13.8% in the third quarter of 2007 and 13.7% for the first nine months of 2007, compared with the same periods in 2006.  Although it is impossible to predict the future, the slowing housing market and tightening credit conditions are likely to continue to negatively impact demand for residential carpet products for the next several quarters.

Demand has remained strong in our commercial carpet business.  Year-over-year sales of our commercial carpet products reflected net sales growth of 23.8% and 9.9%, respectively for the third quarter and first nine months of 2007, compared with the same periods in 2006.  During 2007, the carpet industry reported year-over-year improvement in commercial carpet sales of 2.5% and 1.6%, respectively.

The new and differentiated residential products we are bringing to the market this year are well placed and beginning to generate sales.  The outlook for our commercial business continues to be favorable.  Our new modular/carpet tile products continue to gain momentum.  We have also expanded our offering of commercial tile and broadloom products this year.  The year-over-year order entry and sales comparisons of our commercial business continued to be positive in October of this year.  The improvement we have seen in commercial business and the anticipated effect of our new residential and commercial products make us optimistic that our sales will continue to outpace the sales of the carpet industry.

Cost of Sales.  Cost of sales, as a percentage of net sales, was 70.3% in the third quarter of 2007 and 2006.  Higher raw material, utility and other costs were offset by higher selling prices and a more profitable mix of product sold.

The 1.5 percentage point decrease in cost of sales as a percentage of sales for the first nine months of 2007, compared with the first nine months of 2006, is primarily a result of a higher selling prices, better product mix and improved operational performance.  Quality, material utilization and manufacturing and distribution efficiencies also improved in 2007.  The cost of our modular/carpet tile operation improved with higher sales and this new product line contributed to our operating results in September of this year.

Gross Profit.  Gross profit declined $338 thousand in the third quarter of 2007 compared with the third quarter of 2006 primarily due to lower sales of yarn and dyeing and finishing services.  Despite lower sales volume, gross profit increased $794 thousand for the first nine months of 2007, compared with the same period in 2006 due to the factors described above that reduced manufacturing cost as a percentage of net sales.

Selling and Administrative Expenses.  Selling and administrative expenses increased $274 thousand in the third quarter and $2.6 million for the first nine months of 2007, compared with the same periods in 2006.  The higher cost is principally the result of investments in our sales and marketing infrastructure, information systems and normal inflationary cost increases.

Other Operating Income/Other Operating Expense.  Other operating income and other operating expense were not significant in the third quarter or first nine months of either 2007 or 2006. The decrease in other operating income in the first nine months of 2007 compared with the first nine months of 2006 was primarily a result of insurance proceeds received in the 2006 period.

Defined Benefit Pension Plan Termination Expenses.  Results for the first nine months of 2006 included expenses of $3.2 million to terminate our legacy defined benefit pension plan in the second quarter of 2006.  Approximately $2.9 million of these expenses related to the settlement of pension benefits for employees of our discontinued textile business segment that had been terminated in 1999 and prior years.  The remaining expenses related to the settlement of pension benefits for employees of our ongoing floorcovering business segment.

Operating Income.  Operating income was $5.1 million, or 6.2% of sales, in the quarter ended September 29, 2007 and $12.7 million, or 5.3% of sales, for the first nine months of 2007 compared with $5.6 million, or 6.7% of sales, in the quarter ended September 30, 2006 and $11.6 million, or 4.6% of sales, for the first nine months of 2006.  Defined benefit pension plan termination expenses negatively affected operating income by 1.3 percentage points for the nine months ended September 30, 2006.

Interest Expense.  Interest expense decreased in the third quarter and first nine months of 2007, compared with the same periods in 2006 principally due to lower levels of debt in 2007.

Other Income/Other Expense.  Other income and other expense were not significant in the third quarter or first nine months of either 2007 or 2006.

Income Tax Provision.  Our effective income tax rate was 36.1% and 36.2%, respectively for the three and nine months ended September 29, 2007 compared with 28.3% and 23.5%, respectively for the three and nine month periods ended September 30, 2006.  Our 2006 income tax provision was reduced by the effect of non taxable life insurance benefits, a $460 thousand adjustment to our tax contingency reserve as a result of a federal income tax examination concluded in the second quarter of 2006 and certain income tax credits recognized in the third quarter of 2006.  Excluding the effects of these items, our effective income tax rate would have been 35.0% for the third quarter of 2006 and 36.0% for the nine months ended September 30, 2006.

Income From Continuing Operations.  Income from continuing operations was $2.2 million, or $0.17 per diluted share, for the quarter ended September 29, 2007 compared with $2.7 million, or $0.21 per diluted share, for the quarter ended September 30, 2006.  Income from continuing operations was $5.0 million, or $0.39 per diluted share, for the first nine months of 2007 compared with $4.7 million, or $0.36 per diluted share, for the first nine months of 2006.  Income from continuing operations for the first nine months of 2006 was reduced by $2.1 million, net of tax, or $0.16 per diluted share, as a result of settlement expenses to terminate a defined benefit pension plan in the second quarter of 2006.

Net Income.  Income from discontinued operations was $9 thousand, or $0.00 per diluted share for the third quarter of 2007, compared with a loss of $86 thousand, or $0.01 per diluted share for the third quarter of 2006.  For the first nine months of 2007, the loss from discontinued operations was $175 thousand, or $0.01 per diluted share, compared with a loss of $261 thousand, or $0.02 per diluted share in the year earlier period.

Including discontinued operations, net income was $2.2 million, or $0.17 per diluted share, for the third quarter of 2007, compared with net income of $2.6 million, or $0.20 per diluted share, for the third quarter of 2006.  For the first nine months of 2007, net income was $4.9 million, or $0.38 per diluted share, compared with $4.4 million, or $0.34 per diluted share, in the year-earlier period.

LIQUIDITY AND CAPITAL RESOURCES

During the nine-months ended September 29, 2007, we generated $8.1 million of funds from operating activities, received $397 thousand from the exercise of stock options, increased debt by $2.6 million, increased outstanding checks in excess of cash by $1.1 million and reduced cash on our balance sheet by $221 thousand.  These funds were used to finance our operations, purchase $11.6 million of capital assets and acquire $837 thousand of our outstanding Common Stock for treasury.  The $2.6 million net increase in debt included $3.4 million of equipment financing notes, which bear interest at fixed rates ranging from 6.83% to 6.85%.

Working capital increased $6.0 million for the first nine months of 2007 principally due to normal seasonal increases in accounts receivable, inventories and accounts payable and accrued expenses.  Capital expenditures for the nine months ended September 29, 2007 were $11.6 million while depreciation and amortization was $9.7 million.  We expect capital expenditures to be approximately $16.0 million for fiscal 2007, while depreciation and amortization is expected to be slightly below $13.0 million.  Planned capital expenditures in 2007 primarily relate to new manufacturing technology and information systems.

On August 7, 2007, our Board of Directors authorized the repurchase of up to $10.0 million of our Common Stock in the open market or through private transactions at such times and such prices as determined by management.  We repurchased 79,128 shares of our Common Stock at an average price of $10.53 per share pursuant to this authorization during the quarter ended September 29, 2007.

Our senior loan and security agreement was amended on July 16, 2007 and October 22, 2007.  The July 16, 2007 amendment increased the level of "permitted purchase money debt" as defined in the loan agreement from $10.0 million to $20.0 million.  The October 22, 2007 amendment increased the agreement’s limit on revolver loans from $60.0 million to $70.0 million and increased the amount we may expend for repurchases of our Common Stock or the payment of dividends by $10.0 million, subject to certain limitations and conditions set forth in the agreement.  The other provisions in the loan agreement remain unchanged.

The unused borrowing capacity under our senior loan and security agreement was approximately $24.0 million at September 29, 2007.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", including an amendment of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities".  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective of SFAS No. 159 is to improve financial reporting by providing entities with a means of mitigating volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Eligible items for the measurement option include all recognized financial assets and liabilities except: investments in subsidiaries, interests in variable interest entities, obligations for pension benefits, assets and liabilities recognized under leases, deposit liabilities and financial instruments that are a component of shareholders' equity.  Also included are firm commitments that involve only financial instruments, nonfinancial insurance contracts and warranties and host financial instruments.

The Statement permits entities to choose the fair value measurement option at specified election dates, after which the entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings, at each subsequent reporting date.  The fair value option may be applied instrument by instrument; however, the election is irrevocable and may apply only to entire instruments and not to portions of instruments.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating our options under this statement.

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

FORWARD-LOOKING INFORMATION

This Report contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include the use of terms or phrases that include such terms as "expects," "estimated," "projects," "believes," "anticipates," "intends," and similar terms and phrases. Such terms or phrases relate to, among other matters, our future financial performance, business prospects, growth strategies or liquidity. The following important factors may affect our future results and could cause those results to differ materially from our historical results. These factors include, in addition to those detailed under the heading "Certain Factors Affecting the Company's Performance", the cost and availability of capital and raw materials, transportation costs related to petroleum price levels, the cost and availability of energy supplies, the loss of a significant customer or group of customers, materially adverse changes in economic conditions generally in carpet, rug and floorcovering markets we serve and other risks detailed from time to time in our filings with the Securities and Exchange Commission.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk (Dollars in thousands)

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

At September 29, 2007, the Company had an interest rate swap agreement applicable to its mortgage note payable.  The agreement has a notional amount equal to the outstanding balance of the mortgage note ($6,597 at September 29, 2007) which expires in March of 2013.  Under the agreement, the Company pays a fixed rate of interest of 4.54% times the notional amount and receives in return an amount equal to a specified variable rate of interest times the same notional amount.  The swap agreement effectively fixes the interest rate on the mortgage note payable at 6.54%.

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

At September 29, 2007, $19,995, or approximately 22% of the Company's total debt, was subject to floating interest rates.  A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have had an annual after-tax impact of approximately $95.

ITEM 4 - Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 29, 2007, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”).  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

During the quarter ended September 29, 2007, we remediated a material weakness in our internal controls over financial reporting by amending and restating our Annual Report of on Form 10-K/A for the year ended December 30, 2006 and our Quarterly Reports on Form 10-Q/A for the quarterly periods ending July 1, 2006 and September 30, 2006 in response to comments from the Securities and Exchange Commission regarding our Annual Report on Form 10K for the fiscal year ended December 30, 2006.  See Note Q – “Restatement of Consolidated Financial Statements”, of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K/A for the fiscal year ended December 30, 2006, which fully describes the restatement of our previously issued financial statements to change the presentation of pension costs relating to our discontinued textile business in our Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years ended December 31, 2006 and December 31, 2005 and of income tax payments related to the sale of a business in our Consolidated Statement of Cash Flows for the year ended December 25, 2004.  These changes in presentation had no impact on previously reported Net Income, Net Income per share, total cash flow, our Balance Sheets or stockholder’s equity.  These changes in presentation also did not affect compliance with our loan covenants or financial rewards granted to our associates and officers.  No other changes in our internal control over financial reporting occurred during the quarter covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The floorcovering industry is highly competitive.  We face competition from a number of domestic manufacturers and independent distributors of floorcovering products and, in certain product areas, foreign manufacturers.  Significant consolidation within the floorcovering industry during recent years has caused a number of our existing and potential competitors to be larger and have greater resources and access to capital than we do.  Maintaining our competitive position may require us to make substantial additional investments in our product development efforts, manufacturing facilities, distribution network and sales and marketing activities, which may be limited by our access to capital, as well as restrictions set forth in our credit facilities.  Competitive pressures may also result in decreased demand for our products and in the loss of market share.  In addition, we face, and will continue to face, pressure on sales prices of our products from competitors.  As a result of any of these factors, there could be a material adverse effect on our sales and profitability.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of shares of our common stock during the three months ended September 29, 2007:

Month Ending	Total Number of Shares Purchased		Average Price Paid Per Share		Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs		Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (1)
August 4, 2007	---	$	N/A	$	N/A		---
September 1, 2007	64,728		10.59		N/A		64,728
September 29, 2007	14,400		10.27		9,162,605	(2)	14,400
Three Months September 29, 2007	79,128		$10.53				79,128

(1)	On August 8, 2007, we announced a stock repurchase program under which we would spend up to $10 million to repurchase shares of our common stock.

(2)	The balance of our authorization remaining after deducting the price paid, to date, plus all commissions paid, to date.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits
(a)	Exhibits
	(i)	Exhibits Incorporated by Reference
		10.1	Letter Agreement dated July 16, 2007, to the Amended and Restated Loan and Security Agreement. (Incorporated by reference to the Current Report on Form 8-K dated July 16, 2007)

99.1

On August 8 2007, The Dixie Group, Inc. issued a press release announcing that the Company's Board of Directors has authorized the repurchase of up to $10 million of the Company's Common Stock.  (Incorporated by reference to the Current Report on Form 8-K dated August 8, 2007)

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

THE DIXIE GROUP, INC.
(Registrant)

Date: November 7, 2007	By: /s/ GARY A. HARMON
Gary A. Harmon Vice President and Chief Financial Officer

Date: November 7, 2007	By: /s/ D. EUGENE LASATER
D. Eugene Lasater Controller