Form 10-K
period 2007-12-29
DIXIE GROUP INC
filed 2008-03-06
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007
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

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of February 8, 2008
Common Stock, $3.00 Par Value	12,060,884 shares
Class B Common Stock, $3.00 Par Value	835,908 shares
Class C Common Stock, $3.00 Par Value	0 shares

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the following document are incorporated by reference:

Proxy Statement of the registrant for annual meeting of shareholders to be held April 30, 2008 (Part III).

PART I

ITEM 1.     BUSINESS

General

Our business consists principally of marketing, manufacturing and selling carpet and rugs to high-end residential and commercial customers through the Fabrica International, Masland Carpets and the Dixie Home brands.  A small portion of our manufacturing capacity is used to process yarns and provide carpet dyeing and finishing services to other carpet manufacturers.

Over the seven year period beginning in 1993, we made eight floorcovering business acquisitions and completed the disposal of the assets of our textile product's business.  In 2001 through 2003, we disposed of our lower price point factory-built housing carpet, needlebond and carpet recycling businesses.  The sale of these businesses and assets allowed us to substantially reduce our debt, diversify our customer base and focus on the upper-end of the soft floorcovering market where we believe we have strong brands and competitive advantages with our style and design capabilities and customer relationships.

Our business is now concentrated in areas of the soft floorcovering markets where innovative styling, design, color, quality and service, as well as limited distribution, are welcomed and rewarded.  Through Masland, Fabrica, and Dixie Home, we have a significant presence in the high-end of the residential and commercial soft floorcovering markets.  Our brands are well known, highly regarded and complementary; by being differentiated, we offer meaningful alternatives to the discriminating customer.

Our Business Units

We are in one line of business, Carpet Manufacturing.

Fabrica

Fabrica, founded in 1977, markets and manufactures luxurious residential carpet and custom rugs, at selling prices that we believe are approximately four and one half times the average for the soft floorcovering industry.  Its primary customers are interior decorators and designers, selected retailers and furniture stores, luxury home builders and manufacturers of luxury motor coaches and yachts.  Fabrica is among the leading premium brands in the domestic marketplace and is known for styling innovation and unique colors and patterns.  Fabrica is viewed by the trade as a premier brand and resource for very high-end carpet and enjoys an established reputation as a styling trendsetter and a market leader in the very high-end residential sector.  Fabrica accounted for approximately 18% of our sales in 2007.

Masland

Masland Carpets, founded in 1866, markets and manufactures residential and commercial products.

Masland Residential markets and manufactures design-driven specialty carpets and rugs for the high-end residential marketplace.  Its residential broadloom carpet products are marketed at selling prices that we believe are approximately three and one half times the average for the soft floorcovering industry.  Its products are marketed through the interior design community, as well as to consumers through specialty floorcovering retailers.  Masland Residential accounted for approximately 32% of our sales in 2007.  Masland Residential has strong brand recognition within the upper-end residential market.  Masland Residential competes through innovative styling, color, product design, quality and service.

Masland Contract markets and manufactures broadloom and modular carpet (carpet tiles) for the specified commercial marketplace.  Its commercial products are marketed through the architectural and specifier community and directly to commercial end users, as well as to consumers through specialty floorcovering retailers.  Masland Contract was started in 1993 and accounted for approximately 27% of our sales in 2007.  Masland Contract has strong brand recognition within the upper-end contract market.  Masland Contract competes through innovative styling, color, patterns, quality and service.

Dixie Home

We introduced Dixie Home in 2003 as a brand to provide stylishly designed, differentiated products that offer affordable fashion to residential and commercial consumers.  Dixie Home markets an array of tufted broadloom residential and commercial carpet to selected retailers and home centers under the Dixie Home and private label brands.  Its objective is to make the Dixie Home brand the choice for styling, service and quality in the more moderately priced sector of the high-end broadloom residential and commercial carpet market.  Its products are marketed at selling prices which we believe are approximately two times the average for the soft floorcovering industry.  Dixie Home's products have been well received in the marketplace and are expected to have significant growth potential.  Dixie Home accounted for approximately 18% of our sales in 2007.

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

Competition

The floorcovering industry is highly competitive.  We compete with other carpet manufacturers and rug manufacturers and other types of floorcoverings.  Despite the industry consolidation, a number of smaller manufacturers remain.  We believe our products are among the leaders in styling and design in the high-end residential and high-end commercial carpet markets.  However, a number of manufacturers produce competitive products and some of these manufacturers have greater financial resources than we do.

We believe the principal competitive factors in our primary floorcovering markets are innovative styling, color, product design, quality and service.  In the high-end residential and high-end commercial markets, carpet competes with various other types of floorcoverings, many of which have grown at a faster rate than carpet in recent years.

Nevertheless, we believe we have competitive advantages in several areas.  We have an attractive portfolio of brands that we believe are well known, highly regarded by customers and complementary; by being differentiated, we offer meaningful alternatives to the discriminating customer.  In addition, we have established longstanding relationships with key suppliers in our industry and customers in most of our markets.  Finally, our reputation for innovative design excellence and our experienced management team enhance our competitive position.  See "Risk Factors" in Item 1A of this report.

Backlog

Sales order backlog is not material to an understanding of our business, due to relatively short lead times for order fulfillment in the markets for the vast majority of our products.

Trademarks

Our floorcovering businesses own a variety of trademarks under which our products are marketed.  Among such trademarks, the names "Masland" "Fabrica" and "Dixie Home" are of greatest importance to our business.  We believe that we have taken adequate steps to protect our interest in all significant trademarks.

Customer and Product Concentration

No single customer accounts for more than 10 percent of our sales and we do not make a material amount of sales to foreign countries.  We do not believe that we have any single class of products that accounts for more than 10 percent of our sales.  However, our sales may be classified by significant markets, and such information for the past three years is summarized as follows:

	2007	2006	2005

Residential floorcovering products	60%	65%	64%
Commercial floorcovering products	35%	30%	30%
Carpet yarn processing and carpet dyeing and finishing services	5%	5%	6%

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

Raw Materials

We obtain our raw materials from a number of domestic suppliers.  Man-made yarns are purchased from major chemical companies.  Where possible, we pass raw material price increases through to our customers; however, there can be no assurance that price increases can be passed through to customers and that increases in raw material prices will not have an adverse effect on our profitability.  See "Risk Factors” in Item 1A of this report.  We purchase a significant portion of our raw materials (nylon yarn) from one supplier.  We believe there are other sources of nylon yarn; however, an unanticipated termination or interruption of our supply arrangements could adversely affect our supply arrangements and could be material.  See "Risk Factors” in Item 1A of this report.

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

Employment Level

We employ approximately 1,500 associates in our operations.

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

The U.S. floorcovering industry is cyclical and is influenced by a number of general economic factors.  In general, the industry is dependent on residential and commercial construction activity, including new construction as well as remodeling. New construction is cyclical in nature. To a somewhat lesser degree, this also is true with residential and commercial remodeling.  A prolonged decline in new construction or remodeling activity could have a material adverse effect on our business, financial condition and results of operations. The level of activity in these industries is significantly affected by numerous factors, all of which are beyond our control, including among others:

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

The floorcovering industry is highly competitive.  We face competition from a number of domestic manufacturers and independent distributors of floorcovering products and, in certain product areas, foreign manufacturers.  There has been significant consolidation within the floorcovering industry during recent years that has caused a number of our existing and potential competitors to be significantly larger and have significantly greater resources and access to capital than we do.  Maintaining our competitive position may require us to make substantial additional investments in our product development efforts, manufacturing facilities, distribution network and sales and marketing activities, which may be limited by our access to capital, as well as restrictions set forth in our credit facilities.  Competitive pressures may also result in decreased demand for our products and in the loss of market share.  In addition, we face, and will continue to face, pressure on sales prices of our products from competitors.  As a result of any of these factors, there could be a material adverse effect on our sales and profitability.

Raw material prices may increase.

The cost of raw materials has a significant impact on our profitability.  In particular, our business requires the purchase of large volumes of nylon yarn, synthetic backing, latex, and dyes.  Increases in the cost of these raw materials could materially adversely affect our business, results of operations and financial condition if we are unable to pass these increases through to our customers.  We believe we are successful in passing along raw material and other cost increases as they may occur; however, there can be no assurance that we will successfully recover such increases in cost.

Unanticipated termination or interruption of our arrangements with third-party suppliers of nylon yarn could have a material adverse effect on us.

Nylon yarn is the principal raw material used in our floorcovering products.  A significant portion of such yarn is purchased from one supplier.  We believe there are other sources of nylon yarns; however, an unanticipated termination or interruption of our supply arrangements could adversely affect our supply arrangements and could be material.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

The following table lists the Company's facilities according to location, type of operation and approximate total floor space as of February 12, 2008:

Location	Type of Operation	Approximate Square Feet

Administrative:
Dalton, GA*	Administrative	16,000
Saraland, AL	Administrative	29,000
Santa Ana, CA*	Administrative	10,500
Chattanooga, TN*	Administrative	3,500
	Total Administrative	59,000

Manufacturing and Distribution:
Atmore, AL	Carpet Manufacturing, Distribution	593,000
Saraland, AL	Carpet Tile Manufacturing, Distribution	384,000
Saraland, AL*	Samples/Rug Manufacturing, Distribution	132,000
Roanoke, AL	Carpet Yarn Processing	204,000
Santa Ana, CA*	Carpet/Rug Manufacturing	98,000
Santa Ana, CA	Carpet Dyeing, Finishing and Distribution	204,000
Eton, GA	Carpet Manufacturing, Distribution	408,000
	Total Manufacturing and Distribution	2,023,000

	TOTAL	2,082,000

*  Leased properties

In addition to the facilities listed above, the Company leases a small amount of office space in various locations.

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

There were no matters submitted to a vote of the shareholders during the fourth quarter 2007.

Pursuant to instruction G of Form 10-K the following is included as an unnumbered item to PART I.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and offices held by the executive officers of the registrant as of February 22, 2008, are listed below along with their business experience during the past five years.

Name, Age and Position	Business Experience During Past Five Years

Daniel K. Frierson, 66 Chairman of the Board, and Chief Executive Officer, Director

Director since 1973, Chairman of the Board since 1987 and Chief Executive Officer since 1980. He serves on the Company's Executive Committee and is Chairman of the Company's Retirement Plans Committee.  He also serves as Director of Astec Industries, Inc. headquartered in Chattanooga, Tennessee; and Louisiana-Pacific Corporation headquartered in Nashville, TN.

Gary A. Harmon, 62 Vice President and Chief Financial Officer	Vice President and Chief Financial Officer since January 2000. Treasurer 1993 to 2000. Director of Tax and Financial Planning, 1985 to 1993.

David E. Polley, 73 Vice President Marketing

Vice President of Marketing since December 2006.  Vice President of Marketing and President, Dixie Home from November of 2002 to 2006.  President, Residential Division of Mohawk Industries, Inc. from 1998 to 2002.  President of World Carpets from 1991 to 1998.  Prior to 1991, President of Lee's Residential Carpet Business.

Paul B. Comiskey, 56 Vice President and President, Dixie Home

Vice President and President, Dixie Home since February 2007.  President, Dixie Home since December 2006.  Senior Vice President of Residential Sales, Mohawk Industries, Inc. from 1998 to 2006.  Executive Vice President of Sales and Marketing for World Carpets from 1996 to 1998.

Kenneth L. Dempsey, 49 Vice President and President, Masland Contract	Vice President and President, Masland Contract since February 2005. Vice President and President, Masland Carpets, 1997 to 2005. Vice President of Marketing, Masland, 1991 to 1996.

D. Kennedy Frierson, Jr., 41 Vice President and President, Masland Residential

Vice President and President Masland Residential since February 2006. President Masland Residential since December 2005. Executive Vice President and General Manager, Dixie Home, 2003 to 2005.  Business Unit Manager, Bretlin, 2002 to 2003.

Craig S. Lapeere, 58 Vice President and President, Fabrica International

Vice President and President Fabrica International since December 2005.  Vice President and President, Masland Residential, February 2005 to December 2005.  Vice President of Sales, Masland Carpets, 1998 to 2005.

W. Derek Davis, 57 Vice President, Human Resources	Vice President of Human Resources since January 1991. Corporate Employee Relations Director, 1990 to 1991.

Jon A. Faulkner, 47 Vice President Planning and Development	Vice President of Planning and Development since February 2002. Executive Vice President of Sales and Marketing for Steward, Inc. from 1997 to 2002.

Terry W. Clark, 57 Vice President Manufacturing	Vice President of Manufacturing since June 2007. Group Plant Manager at Shaw Industries, Inc. from 2003 to 2007. Vice President of Manufacturing, The Dixie Group, Inc. from 1972 to 2003.

D. Eugene Lasater, 57 Controller	Controller since 1988.

Starr T. Klein, 65 Secretary	Secretary since November 1992. Assistant Secretary, 1987 to 1992.
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

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock trades on the NASDAQ Global Market under the symbol DXYN.  No market exists for the Company's Class B Common Stock.

As of February 13, 2008, the total number of holders of the Company's Common Stock was approximately 3,300, including an estimated 2,800 shareholders who hold the Company's Common Stock in nominee names, but excluding approximately 793 participants in the Company's 401(k) plan who may direct the voting of the shares allocated to their accounts.  The total number of holders of the Company's Class B Common Stock was 18.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of shares of our common stock during the three months ended December 29, 2007:
Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share		Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (1)
November 3, 2007	3,600	$9.65	$		3,600
December 1, 2007	57,897	9.35			57,897
December 29, 2007	16,782	8.99			16,782
Three Months December 29, 2007	78,279	$9.29		$8,434,231	78,279

(1) On August 8, 2007, we announced a program to repurchase up to $10 million of our Common Stock.

Quarterly Financial Data, Dividends and Price Range of Common Stock

Following are quarterly financial data, dividends and price range of Common Stock for the four quarterly periods in the years ended December 29, 2007 and December 30, 2006.  Totals of the quarterly information for each of the years reflected below may not necessarily equal the annual totals.  The discussion of restrictions on payment of dividends is included in Note F to the Consolidated Financial Statements included herein.

THE DIXIE GROUP, INC.
QUARTERLY FINANCIAL DATA, DIVIDENDS AND PRICE RANGE OF COMMON STOCK
(unaudited)
(dollars in thousands, except per share data)

2007 QUARTER	1ST	2ND	3RD	4TH
Net sales	$74,490	$84,403	$82,385	$79,517
Gross profit	21,819	26,263	24,507	24,646
Operating income	1,944	5,658	5,134	3,988
Income from continuing operations	237	2,556	2,239	1,746
Income (loss) from discontinued operations	(66)	(118)	9	(337)
Net income	171	2,438	2,248	1,409

Basic earnings (loss) per share:
Continuing operations	0.02	0.20	0.18	0.14
Discontinued operations	(0.01)	(0.01)	---	(0.03)
Net income	0.01	0.19	0.18	0.11
Diluted earnings (loss) per share:
Continuing operations	0.02	0.20	0.17	0.14
Discontinued operations	(0.01)	(0.01)	---	(0.03)
Net income	0.01	0.19	0.17	0.11

Dividends:
Common Stock	---	---	---	---
Class B Common Stock	---	---	---	---

Common Stock Prices:
High	13.99	13.86	13.22	10.68
Low	11.88	11.45	9.01	7.97

2006 QUARTER	1ST	2ND	3RD	4TH
Net sales	$79,173	$88,046	$83,606	$80,275
Gross profit	22,199	24,750	24,845	24,044
Operating income	3,168	2,804	5,606	4,979
Income from continuing operations	926	1,028	2,703	3,234
Income (loss) from discontinued operations	(91)	(84)	(86)	72
Net income	835	944	2,617	3,306

Basic earnings (loss) per share:
Continuing operations	0.07	0.08	0.21	0.25
Discontinued operations	---	(0.01)	---	0.01
Net income	0.07	0.07	0.21	0.26
Diluted earnings (loss) per share:
Continuing operations	0.07	0.08	0.21	0.25
Discontinued operations	(0.01)	(0.01)	(0.01)	---
Net income	0.06	0.07	0.20	0.25

Dividends:
Common Stock	---	---	---	---
Class B Common Stock	---	---	---	---

Common Stock Prices:
High	16.55	15.26	15.55	14.92
Low	12.62	11.44	10.75	11.80

Shareholder Return Performance Presentation

The Company compares its performance to two different industry indexes published by Dow Jones, Inc.  The first of these is the Dow Jones Furnishings Index, which is composed of 9 publicly traded companies classified by Dow Jones in the furnishings industry.  The second is the Dow Jones Building Materials & Fixtures Index, which is composed of 7 publicly traded companies classified by Dow Jones in the building materials and fixtures industry.

In accordance with SEC rules, set forth below is a line graph comparing the yearly change in the cumulative total shareholder return on the Company’s Common Stock against the total return of the Standard & Poor’s 600 Stock Index, plus both the Dow Jones Furnishings Index and the Dow Jones Building Materials & Fixtures Index, in each case for the five year period ended December 29, 2007.  The comparison assumes that $100.00 was invested on December 28, 2002, in each of the Company’s Common Stock, the S&P 600 Index, and each of the two Peer Groups, and assumes the reinvestment of dividends.

The foregoing shareholder performance presentation shall not be deemed "soliciting material" or to be "filed" with the Commission subject to Regulation 14A, or subject to the liabilities of Section 18 of the Exchange Act.

ITEM 6.   SELECTED FINANCIAL DATA

The Dixie Group, Inc.

Historical Summary

(dollars in thousands, except per share data)

FISCAL YEARS	2007(1)	2006 (2)	2005	2004 (3)	2003 (4)
OPERATIONS
Net sales	$320,795	$331,100	$318,526	$291,971	$234,149
Gross profit	97,234	95,838	96,510	99,479	79,326
Operating income	16,724	16,558	19,835	25,597	2,212
Income (loss) from continuing operations before income taxes	10,471	9,672	14,411	21,891	(14,762)
Income tax provision (benefit)	3,693	1,781	4,453	7,851	(5,371)
Income (loss) from continuing operations	6,778	7,891	9,958	14,040	(9,391)
Depreciation and amortization (5)	12,941	11,500	10,058	8,601	9,349
Dividends	---	---	---	---	---
Capital expenditures (5)	16,659	16,450	27,175	13,611	5,182

FINANCIAL POSITION
Assets	$290,238	$277,826	$278,089	$249,358	$239,840
Working capital	75,414	73,126	75,516	58,610	47,260
Long-term debt:
Senior indebtedness	62,666	61,717	65,714	42,077	28,011
Convertible subordinated debentures	17,162	19,662	22,162	24,737	27,237
Stockholders' equity	142,114	135,678	123,484	110,837	96,081

PER SHARE
Income (loss) from continuing operations:
Basic	$0.53	$0.62	$0.80	$1.16	$(0.80)
Diluted	0.52	0.61	0.77	1.12	(0.80)
Dividends:
Common Stock	---	---	---	---	---
Class B Common Stock	---	---	---	---	---
Book value	10.97	10.49	9.75	9.03	8.07

GENERAL
Weighted average common shares outstanding:
Basic	12,788,292	12,701,506	12,415,743	12,119,050	11,773,024
Diluted	12,967,212	12,958,610	12,878,886	12,574,695	11,773,024

Number of shareholders (6)	3,300	4,850	5,100	2,800	2,800
Number of associates	1,500	1,500	1,500	1,400	1,300

(1) Includes expenses of $1,518, or $1,023 net of tax, to merge a defined benefit pension plan into a multi-employer pension plan in 2007.

(2) Includes expenses of $3,249, or $2,057 net of tax, to terminate a defined benefit pension plan in 2006.

(3) Includes the results of operations of Chroma Systems Partners subsequent to November 7, 2004.

(4) Includes impairment, other charges and debt extinguishment costs that resulted from the sale of our North Georgia operations during 2003.  These items reduced operating income by $11,366, income from continuing operations before income taxes by $21,073 and income from continuing operations by $13,445, or $1.14 per basic and diluted share.

(5) Excludes discontinued operations.

(6) The approximate number of record holders of the Company's Common Stock for 2003 through 2007 includes Management's estimate of shareholders who held the Company's Common Stock in nominee names as follows:  2003 - 2,100 shareholders; 2004 - 2,100 shareholders; 2005 - 4,500 shareholders; 2006 - 4,300 shareholders; 2007 - 2,800 shareholders.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

OVERVIEW

Our business is concentrated in areas of the soft floorcovering market where innovative styling, design, color, quality and service as well as selected distribution are welcomed and rewarded.  Through our Fabrica, Masland Residential, Masland Contract and Dixie Home brands, we have a significant presence in the high-end of the soft floorcovering market.  A small portion of our manufacturing capacity is used to process plied and heat-set filament yarns and provides carpet dyeing and finishing services for other carpet manufacturers.

Over the last two years, tightening credit conditions, higher energy costs and other factors have considerably reduced the levels of new residential housing construction and sales of existing homes.  The housing and credit markets issues have negatively impacted the carpet industry, where sales have fallen significantly in both units and dollars over the last two years and the industry's sales volume is now running well below its high point in 2005.  We have not seen signs of near-term improvement in the industry’s markets.  Despite the market weakness, our carpet business has continued growing.  Our total carpet sales grew 1.7% during the two years ended December 29, 2007, with carpet sales up 4.7% in fiscal 2006 and down 2.8% in fiscal 2007.  Over the last five years, our carpet sales have grown at a compounded annual growth rate of 9.2%, significantly faster than the industry’s compounded annual rate of growth, which was 2.1% during this same period.  We believe our focus on high-end residential and commercial markets and our dedication to the development and marketing of new and differentiated products has contributed to our growth and will allow us to continue to grow at a rate that is faster than the industry.

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

Estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict.  As a result, actual amounts could differ from estimates made when our financial statements are prepared.

The Securities and Exchange Commission requires management to identify its most critical accounting policies, defined as those that are both most important to the portrayal of our financial condition and operating results and the application of which requires our most difficult, subjective, and complex judgments.  Although our estimates have not differed materially from our experience, such estimates pertain to inherently uncertain matters that could result in material differences in subsequent periods.

We believe application of the following accounting policies require significant judgments and estimates and represent our critical accounting policies.  Other significant accounting policies are discussed in Note A to our Consolidated Financial Statements.

•

Revenue recognition.  Revenues, including shipping and handling amounts, are recognized when the following criteria are met:  there is persuasive evidence that a sales agreement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collection is reasonably assured.  Delivery is not considered to have occurred until the customer takes title to products shipped and assumes the risks and rewards of ownership, which is generally on the date of shipment.  At the time revenue is recognized, we record a provision for the estimated amount of future returns based primarily on historical experience and any known trends or conditions.

•

Accounts receivable.  We provide allowances for expected cash discounts, returns, claims and doubtful accounts based upon historical experience and periodic evaluations of the financial condition of our customers.  If the financial conditions of our customers were to significantly deteriorate, or other factors impair their ability to pay their debts, credit losses could differ from allowances recorded in our Consolidated Financial Statements.

•

Customer claims and product warranties.  We provide product warranties related to manufacturing defects and specific performance standards for our products.  We record reserves for the estimated costs of defective products and failure to meet applicable performance standards.  The levels of reserves are established based primarily upon historical experience and our evaluation of pending claims.  Because our evaluations are based on historical experience and conditions at the time our financial statements are prepared, actual results could differ from the reserves in our Consolidated Financial Statements.

•

Inventories.  Inventories are stated at the lower of cost or market.  Cost is determined using the last-in, first-out method (LIFO), which generally matches current costs of inventory sold with current revenues, for substantially all inventories.  Reserves are also established to adjust inventories that are off-quality, aged or obsolete to their estimated net realizable value.  Additionally, rates of recoverability per unit of off-quality, obsolete or excessive inventory are estimated based on historical rates of recoverability and other known conditions or circumstances that may affect future recoverability.  Actual results could differ from assumptions used to value our inventory.

•

Goodwill.  Goodwill is subject to annual impairment testing.  This test is based on the fair value of the underlying assets and businesses to which the goodwill applies based on estimates of future cash flows, which require judgments and assumptions about future economic factors that are difficult to predict.  Changes in our judgments and assumptions about future economic factors could materially change our estimate of values and could materially impact the value of goodwill and our Consolidated Financial Statements.

•

Self-insured accruals.  We estimate costs required to settle claims related to our self-insured medical, dental and workers' compensation plans.  These estimates include costs to settle known claims, as well as incurred and unreported claims.  The estimated costs of known and unreported claims are based on historical experience.  Actual results could differ from assumptions used to estimate these accruals.

•

Deferred income tax assets and liabilities.  We recognize deferred income tax assets and liabilities for the future tax consequences of the differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.  Deferred income tax assets and liabilities are measured using statutory income tax rates that are expected to be applicable in future periods when temporary differences are expected to be recovered or paid.  The effect on deferred income tax assets and liabilities of changes in income tax rates is recognized in earnings in the period that a change in income tax rates is enacted.  Taxing jurisdictions could disagree with our tax treatment of various items in a manner that could affect the tax treatment of such items in the future.  Accounting rules require these future effects to be evaluated using existing laws, rules and regulations, each of which is subject to change.

SHARE-BASED COMPENSATION

We adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payments" effective January 1, 2006.  Prior to January 1, 2006, we accounted for share-based payments using Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), as permitted by SFAS No. 123, and accordingly, did not record compensation expense for stock options since our options are issued at market value on the grant date.

We did not modify existing stock-based awards prior to adoption of the new accounting standard and used the modified prospective method to account for compensation expense for share-based payments for periods after the date of adoption for (a) all unvested stock-based awards granted prior to January 1, 2006, based on the awards' estimated grant-date fair value in accordance with previous guidance, and (b) all stock-based awards granted after December 31, 2005, based on the awards' estimated grant-date fair value in accordance with the new provisions.  All stock-based awards granted prior to adoption of the new standard, and some of the awards granted after the adoption of the new standard, were not subject to a market condition.  Accordingly, we used the Black-Scholes option-pricing model to determine the grant-date fair value of awards that are not subject to a market condition, both prior to and after adoption of the new statement.  The grant-date fair value of awards that are subject to a market condition were determined using a binomial model.  Because the modified prospective method was used to adopt the new standard and we used the estimated forfeiture method under SFAS No. 123 prior to the adoption of SFAS No. 123(R), there was no cumulative effect on our Consolidated Financial Statements as a result of the adoption of SFAS 123(R).

At December 29, 2007, the weighted average vesting period for unvested stock options and restricted stock awards was four and one half years.  On February 28, 2008 restricted stock, with a grant-date fair value of approximately $1.6 million was granted under our 2006 stock incentive plan.  These restricted stock awards are expected to vest over the next 2 years to 19 years.

RESULTS OF OPERATIONS

Our discussion and analysis of financial condition and results of operations is based on our Consolidated Financial Statements that were prepared in accordance with U. S. generally accepted accounting principles.  The following table sets forth certain elements of our continuing operations as a percentage of net sales for the periods indicated:

Fiscal Year Ended
	December 29, 2007	December 30, 2006	December 30, 2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	69.7%	71.1%	69.7%
Gross profit	30.3%	28.9%	30.3%
Selling and administrative expenses	24.5%	22.9%	24.1%
Other operating income	(0.1)%	(0.2)%	(0.2)%
Other operating expense	0.2%	0.2%	0.2%
Defined benefit pension plan merger/termination expenses	0.5%	1.0%	0.0%
Operating income	5.2%	5.0%	6.2%

Fiscal Year Ended December 29, 2007 Compared with Fiscal Year Ended December 30, 2006

Net Sales.  Net sales for the year ended December 29, 2007 decreased 3.1% to $320.8 million.  Continued weakness in residential carpet markets had a negative impact on the sales of the industry and our business.  Nevertheless, our sales continued to significantly outpace the sales of the industry, which reported that total carpet sales declined 8.0%, with residential carpet sales down 13.1% and commercial carpet sales improving 1.6%, compared with the prior year.  Our 2007 year-over-year carpet sales comparison reflected a 2.8% decline in total carpet sales, with net sales of residential carpet down 9.1% and net sales of commercial carpet growing 10.5%.  In addition to difficult conditions in the industry, over 95% of the decline in our total carpet sales was a result of lower sales of residential carpet to one large home center customer.  Revenue from carpet yarn processing and carpet dyeing and finishing services decreased 8.2% in 2007, compared with 2006.

Cost of Sales.  The 1.4 percentage point decrease in cost of sales as a percentage of sales in 2007, compared with 2006 was principally attributable to higher selling prices, improved product mix and operational performance. The year-over-year comparison was also affected by LIFO inventory liquidations that reduced cost of sales by $297 thousand in 2006.

Gross Profit.  Despite lower net sales and higher raw material and other costs, gross profit improved $1.4 million in 2007, compared with 2006.  The improved results of our modular/carpet tile operation and the items described above that decreased cost of sales as a percentage of sales, more than offset the effect of lower sales volume.

Selling and Administrative Expenses.  Selling and administrative expenses increased $2.9 million in 2007, compared with 2006.  The higher level of these expenses is principally attributable to investments in our sales and marketing infrastructure, information systems and inflationary cost increases.  As a percentage of net sales, these expenses also increased due to lower net sales volume.

Other Operating Income.  Other operating income decreased $171 thousand in 2007 primarily due to insurance settlements and refunds in 2006 that did not repeat in 2007 which more than offset higher levels of  miscellaneous income in 2007.

Other Operating Expense.  Other operating expense decreased $60 thousand in 2007, compared with 2006 due to lower asset retirement and impairment losses and higher levels of miscellaneous expense.

Defined Benefit Pension Plan Merger/Termination Expenses.  In 2007, $1.5 million of expenses were incurred to merge our one remaining defined benefit pension plan into a multi-employer plan.  These expenses principally consisted of non-cash, previously unrecognized actuarial losses.  In 2006, $3.2 million of expenses were incurred to terminate our legacy defined benefit pension plan.  Approximately $2.9 million of these 2006 expenses related to the settlement of pension benefits for employees of our discontinued textile business segment and the remaining expenses related to the settlement of pension benefits for employees of our ongoing floorcovering business segment.

Operating Income.  Operating income was $16.7 million, or 5.2% of sales in 2007, compared with $16.6 million, or 5.0% of sales in 2006.

Interest Expense.  Interest expense decreased $866 thousand in 2007 due to lower levels of debt, lower interest rates and higher levels of capitalized interest.

Other Income.  Other income decreased $291 thousand in 2007 principally as a result of a dispute settled in 2006 that did not repeat in 2007.

Other Expense.  Other expense was not significant in 2007 or 2006.

Income Tax Provision.  Our effective income tax rate was 35.3% in 2007, compared with 18.4% in 2006.  The change in the effective tax rates is principally due to reductions in our tax contingency reserve in 2006 as a result of the resolution of federal and state tax examinations and expirations of tax statutes of limitations.  We also were able to utilize more state and federal income tax credits in 2006.

Net Income.  Income from continuing operations was $6.8 million, or $0.52 per diluted share in 2007, compared with $7.9 million, or $0.61 per diluted share in 2006.  Our discontinued operations reflected a loss of $512 thousand, or $0.04 per diluted share, in 2007, compared with a loss of $188 thousand, or $0.02 per diluted share, in 2006.  Including discontinued operations, net income was $6.3 million, or $0.48 per diluted share in 2007, compared with $7.7 million, or $0.59 per diluted share, in 2006.

Fiscal Year Ended December 30, 2006 (52 weeks), Compared with Fiscal Year Ended December 31, 2005 (53 weeks)

Net Sales.  Net sales for the year ended December 30, 2006 increased 3.9% to $331.1 million.  Net sales of our carpet products increased 4.7% and net sales related to our carpet yarn and carpet dyeing and finishing services decreased 7.4%.  Compared with 2005, net sales of residential carpet increased 4.1% and net sales of commercial carpet increased 5.9%.  Our 2006 net sales were negatively affected by significant weakness in the carpet industry, particularly during the last half of the year and one less operating week in 2006, compared with 2005.  Adjusting for the extra operating week in 2005, our net sales of carpet products rose 6.7% in dollars and 7.9% in units in 2006, compared to the previous year.  Our carpet sales continued to outpace the carpet industry, where 2006 sales of carpet declined 0.6% in dollars and 6.5% in units, compared with the prior year.

We believe the improvement in our net sales is principally attributable to our focus on high-end markets and our continuing development of new and differentiated products.  Our carpet yarn processing and carpet dyeing and finishing services are not significant to our core business and their decrease had less than a 0.5% effect on our total net sales.

Cost of Sales.  The increase in cost of sales as a percentage of sales in 2006, compared with 2005, was principally attributable to costs related to start-up of new tufting and modular/carpet tile operations and higher levels of off-quality production during the first half of the year.  A significant portion of the quality issues were related to outsourcing of tufting production prior to June when our new tufting facility began operating on a full schedule.  The year-over-year comparison was also affected by LIFO inventory liquidations that reduced cost of sales by $297 thousand in 2006 and $389 thousand in 2005.

Gross Profit.  The 1.4 percentage point decline in gross profit as a percent of sales was attributable to the cost increases described above.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $864 thousand in 2006, compared with 2005, due to tight control of discretionary spending.  The decrease of these expenses as a percentage of net sales to 22.9% in 2006, compared with 24.1% in 2005, reflects the lower levels of spending and higher net sales in 2006.

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

Income Tax Provision.  Our effective income tax rate was 18.4% in 2006, compared with 30.9% in 2005.  The change in the effective tax rates is principally due to reductions in our tax contingency reserve due to the resolution of federal and state income tax examinations and expirations of tax statutes of limitations.  We also were able to utilize more state and federal income tax credits in 2006.

Net Income.  Income from continuing operations was $7.9 million, or $0.61 per diluted share in 2006, compared with $10.0 million, or $0.77 per diluted share in 2005.  Our discontinued operations reflected a loss of $188 thousand, or $0.02 per diluted share in 2006, compared to income of $178 thousand, or $0.02 per diluted share, in 2005.  Including discontinued operations, net income was $7.7 million, or $0.59 per diluted share in 2006, compared with $10.1 million, or $0.79 per diluted share, in 2005.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 29, 2007, cash generated from operating activities was $19.8 million.  These funds were supplemented by $6.0 million of borrowings to finance equipment purchases and $381 thousand of funds from the exercise of employee stock options. These funds were used to support our operations, purchase $16.7 million of property, plant and equipment, retire $6.4 million of debt, purchase $1.6 million of our Common Stock and reduce outstanding checks in excess of cash by $1.7 million.  Working capital increased $2.3 million in 2007 principally due to higher levels of inventories and accounts receivable in excess of the increase in the levels of accounts payable and accrued expenses.  Accounts receivable increased $1.8 million, inventories increased $6.3 million and accounts payable and accrued expenses increased $4.7 million.  The increase in inventory is primarily due to higher levels of raw material.

During the year ended December 30, 2006, cash generated from operating activities was $19.4 million.  These funds were supplemented by $6.5 million of borrowings to finance equipment purchases, $1.1 million of funds received from the exercise of employee stock options and a $2.3 million increase in outstanding checks in excess of cash.  These funds were used to finance $16.5 million of purchases of property, plant and equipment, retire $12.2 million of debt and increase cash and cash equivalents by $538 thousand.  Working capital decreased $2.4 million in 2006 principally as a result of lower levels of accounts receivable, inventories and income tax refunds receivable which more than offset lower levels of accounts payable and accrued expenses.

Accounts receivable decreased by $2.4 million, inventory decreased by $3.3 million and accounts payable and accrued expenses decreased by $6.2 million, due to softness in our business in the fourth quarter of the year.  Other current assets decreased due principally to lower levels of income tax refunds receivable.

During the year ended December 31, 2005, cash generated from operating activities was $5.0 million and $873 thousand of funds were generated from an increase in outstanding checks in excess of cash.  These funds were supplemented by $18.3 million of net borrowing under our credit facilities, $2.0 million from the exercise of employee stock options and $1.0 million from the sale of property plant and equipment.  These funds financed $27.2 million of property, plant and equipment purchases.  Working capital increased $16.9 million principally due to higher levels of inventory to support sales growth and to better serve our customers.

In December 2007, we merged our only remaining defined benefit pension plan into a multi-employer pension plan.  As a result of the merger, we ceased to be a plan sponsor and will become a contributing employer in the multi-employer pension plan.  In connection with the merger, we contributed $205 thousand in early January 2008 to complete our funding obligations for the defined benefit pension plan.

In June 2006, we terminated a legacy defined benefit pension plan and distributed the plan's assets to participants.  Approximately $2.6 million of cash was used to fully fund that pension plan in order to complete the plan's termination and asset distribution.

Capital expenditures were $16.7 million in 2007, $16.5 million in 2006 and $27.2 million in 2005, while depreciation and amortization were $12.9 million in 2007, $11.5 million in 2006 and $10.1 million in 2005.  Capital expenditures in 2007 and 2006 were primarily for new manufacturing technology and investments in information systems.  The capital expenditures in 2005 included a new distribution center and tufting facility, equipment to produce modular/carpet tile and investments in new manufacturing technology.  We expect capital expenditures in the $12.0 million to $14.0 million range in 2008, while depreciation and amortization is expected to be approximately $13.9 million.  Capital expenditures in 2008 will be primarily for newer manufacturing technology and, to a lesser extent, information systems.

In 2007, we amended our senior loan and security agreement to (1) increase the limit on revolver loans from $60.0 million to $70.0 million, (2) increase our flexibility to repurchase Common Stock or pay dividends, and (3) increase the level of "permitted purchase money debt" as defined in the loan agreement from $10.0 million to $20.0 million.  The senior loan and security agreement matures on May 11, 2010 and at December 29, 2007 provided the Company with $86.0 million of credit, consisting of $70.0 million of revolving credit and a $16.0 million term loan.  The term loan is payable in monthly principal installments of $142 thousand and is due May 11, 2010.

Interest rates available under the senior loan and security agreement may be selected from a number of options that effectively allow us to borrow at rates ranging from the lender's prime rate to the lender's prime rate plus 0.50% for base rate loans, or at rates ranging from LIBOR plus 1.00% to LIBOR plus 2.75% for LIBOR loans.  The weighted-average interest rate on borrowings outstanding under this agreement was 6.68% at December 29, 2007 and 6.99% at December 30, 2006.  Commitment fees ranging from 0.25% to 0.375% per annum are payable on the average daily unused balance of the revolving credit facility.  The interest rate on a portion of the borrowings under the senior loan and security agreement is fixed by an interest rate swap arrangement that effectively sets the interest rate on $30.0 million of borrowings under the senior loan and security agreement at 4.79% plus applicable credit spreads.  The levels of our accounts receivable and inventory limit borrowing availability under the revolving credit facility.  The facility is secured by a first priority lien on substantially all of our assets.

Our credit facilities do not contain ongoing financial covenants and permit payment of dividends and repurchases of our Common Stock in an aggregate annual amount of up to $3.0 million and distributions in excess in $3.0 million under conditions specified in the agreement.  The agreement also contains provisions that may permit the payment of up to an additional $10.0 million of dividends or repurchases of Common Stock prior to December 31, 2008.  The agreement also contains covenants that could limit future acquisitions.  The unused borrowing capacity under the senior loan and security agreement on December 29, 2007 was approximately $27.7 million.

Our equipment financing notes have terms ranging from five to seven years, are secured by the specific equipment financed, bear interest ranging from 5.55% to 6.94% and are due in monthly installments of principal and interest of $311 thousand through February 2010 and monthly installments of principal and interest ranging from $263 thousand to $38 thousand from March 2010 through May 2014.  The notes do not contain financial covenants.

Our capitalized lease obligations have terms ranging from five to six years, are secured by the specific equipment leased, bear interest ranging from 5.93% to 7.27% and are due in monthly installments of principal and interest of $135 thousand through January 2010, monthly installments of principal and interest ranging from $110 thousand to $11 thousand from February 2010 through June 2011.  The capitalized leases do not have financial covenants.

Our $6.5 million mortgage is secured by real property, is payable in monthly principal installments ranging from $20 thousand to $28 thousand during the remaining term and matures on March 2013.  The mortgage bears interest based at LIBOR plus 2.0% and its interest rate is fixed at 6.54% through March 13, 2013 by an interest rate swap agreement.

Our convertible subordinated debentures bear interest at 7% payable semi-annually, are due in 2012, and are convertible by their holders into shares of our Common Stock at an effective conversion price of $32.20 per share, subject to adjustment under certain circumstances.  Mandatory sinking fund payments, which commenced May 15, 1998, retire $2.5 million principal amount of the debentures annually and approximately 86% of the debentures prior to maturity.  The convertible debentures are subordinated in right of payment to all of our other indebtedness.

Interest payments for continuing operations were $6.5 million in 2007, $7.2 million in 2006, and $5.6 million in 2005.  Capitalized interest was $457 thousand in 2007, $243 thousand in 2006, and $151 thousand in 2005.

The following table contains a summary of the Company's future minimum payments under contractual obligations as of December 29, 2007.

	Payments Due By Period
	2008	2009	2010	2011	2012	Thereafter	Total
	(dollars in millions)
Debt	$7.4	$7.6	$47.6	$4.9	$11.4	$5.8	$84.7
Interest - debt (1)	5.6	5.3	2.9	1.5	0.7	0.1	16.1
Capital leases	1.4	1.5	1.0	---	---	---	3.9
Interest - capital leases	0.2	0.1	0.1	---	---	---	0.4
Operating leases	1.7	1.2	1.1	1.0	1.0	---	6.0
Purchase commitments	5.0	---	---	---	---	---	5.0
	$21.3	$15.7	$52.7	$7.4	$13.1	$5.9	$116.1

(1) Interest rates used for variable rate debt were those in effect at December 29, 2007.

We may be required to make cash outlays related to our unrecognized tax benefits in the future; however, the timing of such cash outlays is undeterminable.  Accordingly, unrecognized tax benefits of $503 thousand as of December 29, 2007, have been excluded from the contractual obligations table above.

We believe our operating cash flows, credit availability under our senior loan and security agreement and other sources of financing are adequate to finance our normal liquidity requirements.

Future Income Tax Considerations.  We do not anticipate that cash outlays for income taxes will be materially different from our provision for income taxes during the next three fiscal years.  Net operating loss and income tax credit carryforward benefits in the amount of approximately $1.0 million are expected to be utilized in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157").  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We do not expect the adoption of this statement to have a material effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", including an amendment of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate the volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions to such assets and liabilities.  Eligible items for the measurement option include all recognized financial assets and liabilities except: investments in subsidiaries, interests in variable interest entities, obligations for pension benefits, assets and liabilities recognized under leases, deposit liabilities, and financial instruments that are a component of shareholder’s equity.  Also included are firm commitments that involve only financial instruments, nonfinancial insurance contracts and warranties and host financial instruments.  The statement permits all entities to choose the fair value measurement option at specified election dates, after which the entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings, at each subsequent reporting date.  The fair value option may be applied instrument by instrument; however, the election is irrevocable and may be applied only to entire instruments and not to portions of instruments.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We do not expect this statement to have a material effect on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS No. 141R").  SFAS No. 141R replaces SFAS No. 141 and establishes principles and requirements for how identifiable assets, liabilities assumed, any non-controlling interest in acquiree and goodwill is recognized and measured in an acquirer’s financial statements.  SFAS No. 141R also establishes disclosure requirements to assist users in evaluating the nature and financial effects of business combinations.  This standard is effective for fiscal years beginning after December 15, 2008.  We do not expect the adoption of this statement to have a material effect on our financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160").  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the holder of a noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is no longer consolidated.  SFAS No. 160 also establishes reporting requirements to clearly identify, distinguish and disclose the interests of the parent and the interests of the noncontrolling owners.  This standard is effective for fiscal years beginning after December 15, 2008.  We do not expect the adoption of this statement to have a material effect on our financial statements.

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

FORWARD-LOOKING INFORMATION

This Report contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements include the use of terms or phrases such as "expects," "estimated," "projects," "believes," "anticipates," "intends," and similar terms and phrases.  Such forward-looking statements relate to, among other matters, our future financial performance, business prospects, growth strategies or liquidity.  The following important factors may affect our future results and could cause those results to differ materially from our historical results.  These factors include, in addition to those "Risk Factors" detailed in Item 1A of this report, and described elsewhere in this document, the cost and availability of capital, raw material and transportation costs related to petroleum price levels, the cost and availability of energy supplies, the loss of a significant customer or group of customers, materially adverse changes in economic conditions generally in carpet, rug and floorcovering markets we serve and other risks detailed from time to time in our filings with the Securities and Exchange Commission.

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

At December 29, 2007, the Company was a party to an interest rate swap agreement on its mortgage note payable with a notional amount equal to the outstanding balance of the mortgage note ($6,538 at December 29, 2007) which expires in March of 2013.  Under the interest rate swap agreement, the Company pays a fixed rate of 4.54% of interest times the notional amount and receives in return an amount equal to a specified variable rate of interest times the same notional amount.  This swap agreement effectively fixes the interest rate on the mortgage note payable at 6.54%.

On October 11, 2005, the Company entered into an interest rate swap agreement with a notional amount of $30,000 through May 11, 2010.  Under this agreement, the Company pays a fixed rate of interest of 4.79% times the notional amount and receives in return a specified variable rate of interest times the same notional amount.  The interest rate swap agreement is linked to the Company's variable rate debt and is considered a highly effective hedge.

At December 29, 2007, $15,464, or approximately 17% of the Company's total debt, was subject to floating interest rates.  A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $69.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary financial information required by ITEM 302 of Regulation S-K is included in PART II, ITEM 5 of this report and the Financial Statements is included in a separate section of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 29, 2007, the date of the financial statements included in this Form 10-K (the "Evaluation Date").  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures as well as diverse interpretation of U.S. generally accepted accounting principles by accounting professionals.  It is also possible that internal controls could be circumvented by collusion or improper management override.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  These inherent limitations are known features of the financial reporting process; therefore, it is possible to design into the reporting process safeguards to reduce, though not eliminate, this risk.

We conducted, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under such framework, our management concluded that our internal control over financial reporting was effective as of December 29, 2007.

Our independent auditors, Ernst & Young LLP, an independent registered public accounting firm, has audited and reported on our consolidated financial statements and has issued an attestation report on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Dixie Group, Inc.

We have audited The Dixie Group, Inc.’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Dixie Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, The Dixie Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Dixie Group, Inc. as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 29, 2007. Our report dated March 4, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 4, 2008

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections entitled "Information about Nominees for Director" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held April 30, 2008 is incorporated herein by reference.  Information regarding the executive officers of the registrant is presented in PART I of this report.

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

Audit Committee

The Company has a standing audit committee.  At December 29, 2007, members of the Company's audit committee are John W. Murrey, III, Chairman, J. Don Brock, Walter W. Hubbard and Lowry F. Kline.

ITEM 11.    EXECUTIVE COMPENSATION

The section entitled "Compensation Discussion and Analysis", "Executive Compensation Information" and "Director Compensation" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held April 30, 2008 is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled "Principal Shareholders", as well as the beneficial ownership table (and accompanying notes) in the Proxy Statement of the registrant for the annual meeting of shareholders to be April 30, 2008 is incorporated herein by reference.

Equity Compensation Plan Information as of December 29, 2007

The following table sets forth information as to the Company's equity compensation plans as of the end of the Company's 2007 fiscal year:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of the outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity Compensation Plans approved by security holders	959,298	(1)	$11.53	(2)	551,781

Equity Compensation Plans not approved by security holders	N/A		N/A		N/A

(1)

Does not include 56,604 shares of Common Stock issued pursuant to restricted stock grants under the Company's 2000 Stock Incentive Plan, with a weighted-average grant date value of $17.86 per share or 248,219 shares of Common Stock issued pursuant to restricted stock grants under the Company's 2006 Stock Awards Plan, with a weighted-average grant date value of $12.84 per share.

(2)

Includes the aggregate weighted-average of (i) the exercise price per share for outstanding options to purchase 917,866 shares of Common Stock under the Company's 2000 Stock Incentive Plan and (ii) the price per share of the Common Stock on the grant date for each of 41,432 Performance Units issued under the Directors' Stock Plan (each performance unit is equivalent to one share of Common Stock).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The section entitled "Certain Transactions Between the Company and Directors and Officers" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held April 30, 2008 is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled "Audit Fees Discussion" in the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held April 30, 2008 is incorporated herein by reference.

PART IV.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

(1) and (2) - The response to this portion of Item 15 is submitted as a separate section of this report.

(3) Please refer to the Exhibit Index which is attached hereto.

(b)

Exhibits - The response to this portion of Item 15 is submitted as a separate section of this report.  See Item 15(a) (3) above.

(c)

Financial Statement Schedules - The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 4, 2007	The Dixie Group, Inc. /s/ DANIEL K. FRIERSON By: Daniel K. Frierson Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DANIEL K. FRIERSON Daniel K. Frierson	Chairman of the Board, Director and Chief Executive Officer	March 4, 2008
/s/ GARY A. HARMON Gary A. Harmon	Vice President, Chief Financial Officer	March 4, 2008
/s/ D. EUGENE LASATER D. Eugene Lasater	Controller	March 4, 2008
/s/ J. DON BROCK J. Don Brock	Director	March 4, 2008
/s/ PAUL K. FRIERSON Paul K. Frierson	Director	March 4, 2008
/s/ WALTER W. HUBBARD Walter W. Hubbard	Director	March 4, 2008
/s/ LOWRY F. KLINE Lowry F. Kline	Director	March 4, 2008
/s/ JOHN W. MURREY, III John W. Murrey, III	Director	March 4, 2008

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(a)(1) AND ITEM 15(d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULES

YEAR ENDED DECEMBER 29, 2007

THE DIXIE GROUP, INC.

CHATTANOOGA, TENNESSEE

FORM 10-K - ITEM 15(a)(1) and (2)

THE DIXIE GROUP, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of The Dixie Group, Inc. and subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets - December 29, 2007 and December 30, 2006

Consolidated statements of operations - Years ended December 29, 2007, December 30, 2006, and December 31, 2005

Consolidated statements of cash flows - Years ended December 29, 2007, December 30, 2006, and December 31, 2005

Consolidated statements of stockholders' equity and comprehensive income - Years ended December 29, 2007, December 30, 2006, and December 31, 2005

Notes to consolidated financial statements

The following consolidated financial statement schedule of The Dixie Group, Inc. and subsidiaries is included in Item 15(d):

Schedule II - Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, or the information is otherwise shown in the financial statements or notes thereto, and therefore such schedules have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Dixie Group, Inc.

We have audited the accompanying consolidated balance sheets of The Dixie Group, Inc. as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 29, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Dixie Group, Inc. at December 29, 2007 and December 30, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Dixie Group, Inc.’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 4, 2008

THE DIXIE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 29, 2007	December 30, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$427	$538
Accounts receivable (less allowance for doubtful
accounts of $676 for 2007 and $651 for 2006)	32,868	31,074
Inventories	75,928	69,600
Other current assets	7,742	7,652
TOTAL CURRENT ASSETS	116,965	108,864

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	6,075	6,047
Buildings and improvements	45,890	45,407
Machinery and equipment	128,968	113,673
	180,933	165,127
Less accumulated depreciation and amortization	(78,555)	(66,729)
NET PROPERTY, PLANT AND EQUIPMENT	102,378	98,398

OTHER ASSETS
Goodwill	56,743	56,960
Other long-term assets	14,152	13,604
TOTAL OTHER ASSETS	70,895	70,564

TOTAL ASSETS	$290,238	$277,826

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$11,492	$8,534
Accrued expenses	21,242	19,541
Current portion of long-term debt	8,817	7,663
TOTAL CURRENT LIABILITIES	41,551	35,738

LONG-TERM DEBT
Senior indebtedness	60,119	57,780
Capital lease obligations	2,547	3,937
Convertible subordinated debentures	17,162	19,662
TOTAL LONG-TERM DEBT	79,828	81,379

DEFERRED INCOME TAXES	11,726	11,697

OTHER LONG-TERM LIABILITIES	15,019	13,334

COMMITMENTS AND CONTINGENCIES (Note N)	---	---

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized
80,000,000 shares, issued - 15,673,714 shares
for 2007 and 15,506,664 shares for 2006	47,021	46,520
Class B Common Stock ($3 par value per share):
Authorized 16,000,000 shares, issued - 835,908
shares for 2007 and 829,825 shares for 2006	2,508	2,489
Additional paid-in capital	135,449	134,469
Retained earnings	12,563	6,297
Accumulated other comprehensive income (loss)	230	(8)
	197,771	189,767
Less Common Stock in treasury at cost - 3,556,252
shares for 2007 and 3,398,845 shares for 2006	(55,657)	(54,089)
TOTAL STOCKHOLDERS' EQUITY	142,114	135,678
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$290,238	$277,826

See accompanying notes to the consolidated financial statements.

 THE DIXIE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Net sales	$320,795	$331,100	$318,526
Cost of sales	223,561	235,262	222,016

Gross profit	97,234	95,838	96,510
Selling and administrative expenses	78,788	75,938	76,802
Other operating income	(469)	(640)	(562)
Other operating expense	673	733	435
Defined benefit pension plan merger/termination expenses	1,518	3,249	---

Operating income	16,724	16,558	19,835

Interest expense	6,347	7,213	5,948
Other income	(163)	(454)	(611)
Other expense	69	127	87

Income from continuing operations before taxes	10,471	9,672	14,411
Income tax provision	3,693	1,781	4,453

Income from continuing operations	6,778	7,891	9,958
Loss from discontinued operations, net of tax	(512)	(188)	(656)
Income on disposal of discontinued operations, net of tax	---	---	834
Net income	$6,266	$7,703	$10,136

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.53	$0.62	$0.80
Discontinued operations	(0.04)	(0.01)	(0.05)
Disposal of discontinued operations	---	---	0.07
Net income	$0.49	$0.61	$0.82

BASIC SHARES OUTSTANDING	12,788	12,702	12,416

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.52	$0.61	$0.77
Discontinued operations	(0.04)	(0.02)	(0.05)
Disposal of discontinued operations	---	---	0.07
Net income	$0.48	$0.59	$0.79

DILUTED SHARES OUTSTANDING	12,967	12,959	12,879

DIVIDENDS PER SHARE:
Common Stock	---	---	---
Class B Common Stock	---	---	---

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

		Year Ended
		December 29, 2007	December 30, 2006		December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations		$6,778	$7,891		$9,958
Loss from discontinued operations		(512)	(188)		(656)
Income on disposal of discontinued operations		---	---		834
Net income		6,266	7,703		10,136
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization		12,941	11,500		10,058
Change in deferred income taxes		(990)	369		(486)
Tax benefit from exercise of stock options		(115)	(202)		1,042
Net loss (gain) on property, plant and equipment disposals and impairments		14	191		(121)
Stock-based compensation expense		1,179	662		431
Changes in operating assets and liabilities:
Accounts receivable		(1,794)	2,408		3,616
Inventories		(6,328)	3,271		(14,879)
Other current assets		934	3,023		3,584
Other assets		(633)	(1,889)		(2,337)
Accounts payable and accrued expenses		6,429	(8,510)		(7,254)
Other liabilities		1,863	842		1,234
NET CASH PROVIDED BY OPERATING ACTIVITIES		19,766	19,368		5,024

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment		21	51		1,004
Purchases of property, plant and equipment		(16,659)	(16,450)		(27,175)
NET CASH USED IN INVESTING ACTIVITIES		(16,638)	(16,399)		(26,171)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on credit line		1,632	(5,128)		21,196
Borrowings on term loan		---	---		3,575
Payments on term loan		(1,710)	(1,709)		(2,000)
Borrowings from equipment financing		5,967	6,456		1,610
Payments on equipment financing		(2,258)	(1,461)		(646)
Payments on capitalized leases		(1,296)	(1,158)		(1,372)
Payments on subordinated indebtedness		(2,500)	(2,500)		(2,498)
Payments on mortgage note payable		(232)	(217)		(203)
Payment on note payable		---	---		(1,338)
Common stock issued under stock option plans		266	853		1,950
Tax benefit from exercise of stock options		115	202		---
Change in outstanding checks in excess of cash		(1,655)	2,275		873
Common stock acquired for treasury		(1,568)	(44)		---
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES		(3,239)	(2,431)		21,147
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(111)	538		---
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		538	---		---
CASH AND CASH EQUIVALENTS AT END OF YEAR		$427	$538	$	---

Equipment acquired under capital leases	$	---	$542	$	---

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(dollars in thousands)

	Common Stock and Class B Common Stock	Additional Paid-In Capital	Other	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Stockholders' Equity
Balance at December 25, 2004	$ 47,002	$ 131,321	$ (26)	$ (11,542)	$ (1,874)	$ (54,044)	$ 110,837
Common Stock issued under Directors' Stock Plan - 1,740 shares	6	19	---	---	---	---	25
Common Stock and Class B issued under stock option plan - 332,770 shares	998	952	---	---	---	---	1,950
Tax benefit from exercise of stock options	---	1,042	---	---	---	---	1,042
Restricted stock grants issued - 67,180 shares	202	998	(1,200)	---	---	---	---
Restricted stock grants forfeited - 9,190 shares	(28)	(137)	143	---	---	---	(22)
Amortization of restricted stock grants	---	---	364	---	---	---	364
Acceleration of stock options	---	88	---	---	---	---	88
Common Stock issued upon conversion of convertible subordinated debentures - 2,391 shares	7	70	---	---	---	---	77
Comprehensive Income:
Net income	---	---	---	10,136	---	---	10,136
Unrealized gain on interest rate swap agreements, net of tax of $45	---	---	---	---	102	---	102
Change in additional minimum pension liability, net of tax of $650	---	---	---	---	(1,115)	---	(1,115)
Total Comprehensive Income	---	---	---	10,136	(1,013)	---	9,123
Balance at December 31, 2005	48,187	134,353	(719)	(1,406)	(2,887)	(54,044)	123,484
Common Stock acquired for treasury - 3,455 shares	---	---	---	---	---	(45)	(45)
Common Stock and Class B issued under stock option plan - 125,340 shares	375	478	---	---	---	---	853
Restricted stock grants issued - 149,000 shares	447	(447)	---	---	---	---	---
Tax benefit from exercise of stock options	---	202	---	---	---	---	202
Stock-based compensation expense	---	602	---	---	---	---	602
Reclassification upon adoption of SFAS No. 123{R}	---	(719)	719	---	---	---	---
Adoption of SFAS No. 158	---	---	---	---	856	---	856
Comprehensive Income:
Net income	---	---	---	7,703	---	---	7,703
Unrealized gain on interest rate swap agreements, net of tax of $45	---	---	---	---	274	---	274
Change in additional minimum pension liability, net of tax of $650	---	---	---	---	1,749	---	1,749
Total Comprehensive Income	---	---	---	7,703	2,023	---	9,726
Balance at December 30, 2006	49,009	134,469	---	6,297	(8)	(54,089)	135,678
Common Stock acquired for treasury - 157,407 shares	---	---	---	---	---	(1,568)	(1,568)
Common Stock and Class B issued under stock option plan - 75,300 shares	226	40	---	---	---	---	266
Restricted stock grants issued - 109,620 shares	329	(329)	---	---	---	---	---
Restricted stock grants forfeited - 11,787 shares	(35)	35	---	---	---	---	---
Tax benefit from exercise of stock options	---	115	---	---	---	---	115
Stock-based compensation expense	---	1,119	---	---	---	---	1,119
Comprehensive Income:
Net income	---	---	---	6,266	---	---	6,266
Unrealized loss on interest rate swap agreements, net of tax of $459	---	---	---	---	(748)	---	(748)
Pension and postretirement benefit plans
Unrecognized net actuarial loss, net of tax of $76	---	---	---	---	(127)	---	(127)
Recognition Of net actuarial loss, net of tax of $685	---	---	---	---	1,121	---	1,121
Amortization of prior service credits, net of tax of $6	---	---	---	---	(8)	---	(8)
Total Comprehensive Income	---	---	---	6,266	238	---	6,504
Balance at December 29, 2007	$ 49,529	$ 135,449	$ ---	$ 12,563	$ 230	$ (55,657)	$ 142,114

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business:  The Company's business consists principally of marketing, manufacturing and selling finished carpet and rugs.  The Company is in one line of business, Carpet Manufacturing.

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

Fiscal Year:  The Company ends its fiscal year on the last Saturday of December.  All references herein to "2007," "2006," and "2005," mean the fiscal years ended December 29, 2007, December 30, 2006, and December 31, 2005, respectively.  The years of 2007 and 2006 contained 52 weeks and the year 2005 contained 53 weeks.

Reclassifications:  Outstanding checks in excess of cash for 2006 and 2005 on the Statement of Cash Flows have been reclassified to conform to the 2007 presentation.

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

Credit and Market Risk:  The Company sells carpet and supplies carpet yarn and carpet dyeing and finishing services to floorcovering retailers, the interior design, architectural and specifier communities, and certain manufacturers located principally throughout the United States.  No customer accounted for more than 10% of net sales in 2007, 2006 or 2005, nor did the Company make a significant amount of sales to foreign countries during such periods.

The Company grants credit to its customers based on defined payment terms, performs ongoing evaluations of the credit worthiness of its customers and generally does not require collateral.  Accounts receivable are carried at their outstanding principal amounts, less an anticipated amount for discounts and an allowance for doubtful accounts, which management believes is sufficient to cover potential credit losses based on historical experience and periodic evaluation of the financial condition of the Company's customers.  Notes receivable are carried at their estimated fair values, not to exceed their principal amounts.  The Company evaluates the fair value of its notes receivable based on its estimate of the financial condition of borrowers and collateral held by the Company.  The Company invests its excess cash, if any, in short-term investments and has not experienced any losses on those investments.

Inventories:  Inventories are stated at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method, which generally matches current costs of inventory sold with current revenues, for substantially all inventories.  Reduction of inventory quantities in 2006 and 2005 resulted in liquidations of LIFO inventories carried at lower costs established in prior years and decreased cost of sales by $297 in 2006 and $389 in 2005.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Inventories are summarized as follows:

	2007	2006
Raw materials	$26,148	$21,678
Work-in-process	15,999	15,210
Finished goods	44,359	41,107
Supplies, repair parts and other	430	410
LIFO reserve	(11,008)	(8,805)
Total inventories	$75,928	$69,600

Property, Plant and Equipment:  Property, plant and equipment is stated at the lower of cost or impaired value.  Provisions for depreciation and amortization of property, plant and equipment have been computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets, ranging from 10 to 40 years for buildings and improvements, and 3 to 10 years for machinery and equipment.  Applicable statutory depreciation methods are used for income tax purposes.  Depreciation and amortization of property, plant and equipment, including amounts for capital leases, totaled $12,639 in 2007, $11,201 in 2006 and $9,681 in 2005 for financial reporting purposes.  Costs to repair and maintain the Company's equipment and facilities is expensed as incurred.  Such costs typically include expenditures to maintain equipment and facilities in good repair and proper working condition.

Impairment of Long-Lived Assets:  Long-lived assets and intangibles are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be fully recoverable.  When the carrying value of the asset exceeds the value of its expected undiscounted future cash flows, an impairment charge would be recognized equal to the difference between the asset's carrying value and its fair value.

Goodwill:  Goodwill represents the excess of purchase price over the fair market value of identified net assets acquired in business combinations.  Goodwill is tested for impairment annually or when an indication of impairment exists.  The Company measures goodwill impairment by comparing the carrying value of its reporting units, including goodwill, with the present value of its reporting units expected future cash flows (fair value).

Goodwill decreased by $217 in 2007 and 2006 as a result of the recognition of tax benefits associated with a prior acquisition.

Customer Claims and Product Warranties:  The Company provides product warranties related to manufacturing defects and specific performance standards for its products.  The Company records reserves for the estimated costs of defective products and failure of its products to meet applicable performance standards.  The level of reserves is established based primarily upon historical experience and the Company's evaluation of pending claims.

Self-Insured Accruals:  The Company records liabilities to reflect the cost of claims related to its self-insured medical and dental benefits and workers' compensation.  The amounts of such liabilities are based on an analysis of the cost of known claims and estimates of the cost of incurred and unreported claims.

Deferred Income Tax Assets and Liabilities:  The Company recognizes deferred income tax assets and liabilities for the future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Derivative Financial Instruments:  The Company does not hold speculative financial instruments, nor does it hold or issue financial instruments for trading purposes.  The Company uses derivative instruments, currently interest rate swaps, to minimize interest rate volatility.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Derivatives that are designated as cash flow hedges are linked to specific liabilities on the Company's balance sheet.  The Company assesses, both at inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction are highly effective in offsetting changes in cash flows of the hedged items.  When it is determined that a derivative is not highly effective or the derivative expires, is sold, terminated, or exercised, the Company discontinues hedge accounting for that specific hedge instrument.  The Company recognizes all derivatives on its balance sheet at fair value.  Changes in the fair value of cash flow hedges are deferred in accumulated other comprehensive income (loss) ("AOCIL").  Changes in the fair value of derivatives that are not effective cash flow hedges are recognized in income.

Revenue Recognition:  Revenues, including shipping and handling amounts, are recognized when the following criteria are met:  there is persuasive evidence that a sales agreement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured.  Delivery is not considered to have occurred until the customer takes title to the goods and assumes the risks and rewards of ownership, which is generally on the date of shipment.  At the time revenue is recognized, the Company records a provision for the estimated amount of future returns based primarily on historical experience and any known trends or conditions that exist at the time revenue is recognized.

Advertising Costs and Vendor Consideration:  The Company engages in promotional and advertising programs that include rebates, discounts, points and cooperative advertising programs.  Expenses relating to these programs are charged to earnings during the period in which they are earned.  These arrangements do not require significant estimates of costs.  Substantially all such expenses are recorded as a deduction from sales.  The cost of cooperative advertising programs is recorded as selling and administrative expenses when the Company can identify a tangible benefit associated with the program, and can reasonably estimate that the fair value of the benefit is equal to or greater than its cost.  The amount of advertising and promotion expenses included in selling and administrative expenses was not significant for the years 2007, 2006 or 2005.

Cost of Sales:  Cost of sales includes all costs related to manufacturing the Company's products, including purchasing and receiving costs, inspection costs, warehousing costs, freight costs, internal transfer costs and other costs of the Company's distribution network.

Selling and Administrative Expenses:  Selling and administrative expenses include all costs, not included in cost of sales, related to the sale and marketing of the Company's products and general administration of the Company's business.

Operating Leases:  Leasehold improvements are amortized over the shorter of their economic lives or the lease term, excluding renewal options.  Rent is expensed over the lease period, including the effect of any rent holiday and rent escalation provisions, which effectively amortizes the rent holidays and rent escalations on a straight-line basis over the lease period.  Any leasehold improvement made by the Company and funded by the lessor is treated as a leasehold improvement and amortized over the shorter of its economic life or the lease term.  Any funding provided by lessors for such improvements is treated as deferred cost and amortized over the lease period.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

The Company adopted SFAS No. 123(R) using the modified prospective method to account for stock options, restricted shares, stock performance units, or other share-based payments made by the Company.  Under the modified prospective method, compensation expense for share-based payments is recognized for periods after the date of adoption for (a) all unvested share-based awards granted prior to January 1, 2006, based on the award's estimated grant-date fair value in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and (b) all share-based awards granted after December 31, 2005, based on the award's estimated grant-date fair value in accordance with the provisions of SFAS No. 123(R).  Because the Company used the modified prospective method and the estimated forfeiture method was used under SFAS No. 123 prior to the adoption of SFAS No. 123(R), there was no cumulative effect on the Company's Consolidated Financial Statements as a result of the adoption of SFAS No. 123(R).

Restricted stock grants with pro-rata vesting are expensed using the straight-line method.

Recent Accounting Pronouncements:  In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157").  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company does not expect the adoption of this statement to have a material effect on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", including an amendment of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 159").  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions to such assets and liabilities.  Eligible items for the measurement option include all recognized financial assets and liabilities except: investments in subsidiaries, interests in variable interest entities, obligations for pension benefits, assets and liabilities recognized under leases, deposit liabilities and financial instruments that are a component of shareholder's equity.  Also included are firm commitments that involve only financial instruments, nonfinancial insurance contracts and warranties and host financial instruments.

The Statement permits all entities to choose the fair value measurement option at specified election dates, after which the entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings, at each subsequent reporting date.  The fair value option may be applied instrument by instrument; however, the election is irrevocable and may apply only to entire instruments and not to portions of instruments.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of this statement to have a material effect on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS No. 141R").  SFAS No. 141R replaces SFAS No. 141 and establishes principles and requirements for how identifiable assets, liabilities assumed, any non-controlling interest in an acquiree, and goodwill is recognized and measured in an acquirer's financial statements.  SFAS No. 141R also establishes disclosure requirements to assist users in evaluating the nature and financial effects of business combinations.  This standard is effective for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of this statement to have a material effect on its financial position or results of operations.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160").  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than its parent, the amount of consolidated net income attributable to its parent and to the holder of a noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is no longer consolidated.  SFAS No. 160 also establishes reporting requirements to clearly identify, distinguish and disclose the interests of the parent and the interests of the noncontrolling owners.  This standard is effective for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of this statement to have a material effect on its financial position or results of operations.

NOTE B - ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	2007	2006
Customers, trade	$29,929	$28,278
Other	3,615	3,447
Gross receivables	33,544	31,725
Less allowance for doubtful accounts	(676)	(651)
Net receivables	$32,868	$31,074

The Company also had notes receivable in the amount of $542 and $589 at 2007 and 2006, respectively.  The notes receivable are included in accounts receivable and other long-term assets in the Company's Consolidated Financial Statements.

Prior to March 26, 2007, portions of the Company's trade accounts receivable were factored without recourse by a financial institution.  At December 30, 2006, $3,066 of amounts due to the Company from the factor was included in accounts receivable.

NOTE C - DISCONTINUED OPERATIONS

Results associated with operations that have been sold or discontinued are generally classified as discontinued operations for all periods presented.  Pension expenses associated with employees of the Company's discontinued textile operations are included in continuing operations in accordance with Statement of Financial Accounting Standards No. 88.

Discontinued operations are summarized as follows:

		2007		2006	2005
Loss on discontinued operations:
Before income taxes		$(873)		$(321)	$(1,036)
Income tax benefit		(361)		(133)	(380)
Loss from discontinued operations, net of tax		$(512)		$(188)	$(656)

Income on disposal of discontinued operations:
Before income taxes	$	---	$	---	$1,320
Income tax provision		---		---	486
Income on disposal of discontinued operations, net of tax	$	---	$	---	$834

Discontinued operating losses in 2007, 2006 and 2005 primarily consisted of expenses for workers' compensation and sales tax expenses related to businesses sold in 2003 and 2004.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE D - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	2007	2006
Compensation and benefits	$7,859	$5,768
Provision for customer claims, rebates and allowances	5,470	4,968
Outstanding checks in excess of cash	2,538	4,193
Other	5,375	4,612
Total accrued expenses	$21,242	$19,541

The Company's self-insured Workers' Compensation program is collateralized by letters of credit in the aggregate amount of $2,415.

NOTE E - PRODUCT WARRANTY RESERVES

The Company provides product warranties related to manufacturing defects and specific performance standards for its products.  The Company records reserves for the estimated costs of defective products and failure of its products to meet applicable performance standards at the time sales are recorded. The level of reserves is established based primarily upon historical experience and evaluation of pending claims.  Product warranty reserves are included in accrued expenses on the consolidated balance sheets.  Following is a summary of the Company's warranty activity.

	2007	2006
Warranty reserve beginning of year	$1,276	$1,109
Warranty liabilities accrued	3,934	5,075
Warranty liabilities settled	(3,464)	(5,201)
Changes for pre-existing warranty liabilities	(231)	293
Warranty reserve end of year	$1,515	$1,276

NOTE F - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

	2007	2006
Senior indebtedness
Credit line borrowings	$29,453	$27,821
Term loans	16,011	17,721
Equipment financing	13,045	9,336
Capital lease obligations	3,936	5,232
Mortgage note payable	6,538	6,770
Total senior indebtedness	68,983	66,880
Convertible subordinated debentures	19,662	22,162
Total long-term debt	88,645	89,042
Less current portion of long-term debt	(7,428)	(6,368)
Less current portion of capital lease obligations	(1,389)	(1,295)
Total long-term debt, less current portion	$79,828	$81,379

In 2007, the Company amended its senior loan and security agreement to (1) increase the limit on revolver loans from $60,000 to $70,000, (2) increase the Company's flexibility to repurchase Common Stock or pay dividends and (3) increase the level of "permitted purchase money debt" as defined in the loan agreement from $10,000 to $20,000.  The senior loan and security agreement matures on May 11, 2010 and at December 29, 2007 provided the Company with $86,011 of credit, consisting of $70,000 of revolving credit and a $16,011 term loan.  The term loan is payable in monthly principal installments of $142 and is due May 11, 2010.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Interest rates available under the senior loan and security agreement may be selected from a number of options that effectively allow the Company to borrow at rates ranging from the lender's prime rate to the lender's prime rate plus 0.50% for base rate loans, or at rates ranging from LIBOR plus 1.00% to LIBOR plus 2.75% for LIBOR loans.  The weighted-average interest rate on borrowings outstanding under this agreement was 6.68% at December 29, 2007 and 6.99% at December 30, 2006.  Commitment fees ranging from 0.25% to 0.375% per annum are payable on the average daily unused balance of the revolving credit facility.  The interest rate on a portion of borrowings under the senior loan and security agreement is fixed by an interest rate swap arrangement that effectively sets the interest rate on $30,000 of borrowings under the senior loan and security agreement at 4.79% plus the applicable credit spreads.  The levels of the Company's accounts receivable and inventory limit borrowing availability under the revolving credit facility.  The facility is secured by a first priority lien on substantially all of the Company's assets.

The Company's credit facilities do not contain ongoing financial covenants and permit payment of dividends and repurchases of the Company's Common Stock in an aggregate annual amount of up to $3,000 and distributions in excess of $3,000 annually under conditions specified in the agreement.  The agreement also contains flexible provisions that may permit payment of an additional $10,000 of dividends or repurchases of the Company's Common Stock prior to December 31, 2008.  The agreement also contains covenants that could limit future acquisitions.  Unused borrowing capacity under the senior loan and security agreement on December 29, 2007 was $27,697.

The Company's equipment financing notes have terms ranging from five to seven years, are secured by the specific equipment financed, bear interest ranging from 5.55% to 6.94% and are due in monthly installments of principal and interest of $311 through February 2010 and monthly installments of principal and interest ranging from $263 to $38 from March 2010 through May 2014.  The notes do not contain financial covenants.

The Company's capitalized lease obligations have terms ranging from five to six years, are secured by the specific equipment leased, bear interest at rates ranging from 5.93% to 7.27% and are due in monthly installments of principal and interest of $135 through January 2010, monthly installments of principal and interest ranging from $110 to $11 from February 2010 through June 2011.  One of the lease obligations requires a final installment of $67 in January 2010 and another requires a final installment of $200 in July 2010.  The capitalized leases do not contain financial covenants.

The Company's $6,538 mortgage is secured by real property, is payable in monthly principal installments ranging from $20 to $28 during the remaining term and matures on March 2013.  The mortgage bears interest at LIBOR plus 2.0% and the interest rate is fixed at 6.54% through March 13, 2013 by an interest rate swap.

The Company's convertible subordinated debentures bear interest at 7% payable semi-annually, are due in 2012, and are convertible by their holders into shares of the Company's Common Stock at an effective conversion price of $32.20 per share, subject to adjustment under certain circumstances.  Mandatory sinking fund payments, which commenced May 15, 1998, retire $2,500 principal amount of the debentures annually and approximately 86% of the debentures prior to maturity.  The convertible debentures are subordinated in right of payment to all of the Company's other indebtedness.

Interest payments for continuing operations were $6,469 in 2007, $7,152 in 2006, and $5,646 in 2005.  Interest capitalized by the Company was $457 in 2007, $243 in 2006, and $151 in 2005.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Maturities of long-term debt for periods following December 29, 2007 are as follows:

	Long-Term Debt	Capital Leases	Total
		(See Note N)
2008	$7,428	$1,389	$8,817
2009	7,643	1,489	9,132
2010	47,597	985	48,582
2011	4,881	73	4,954
2012	11,403	---	11,403
Thereafter	5,757	---	5,757
Total	$84,709	$3,936	$88,645

NOTE G - FINANCIAL INSTRUMENTS

The Company's financial instruments are not held or issued for trading purposes.  The carrying amounts and estimated fair value of the Company's financial instruments are summarized as follows:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$427	$427	$538	$538
Notes receivable, including current portion	542	542	589	589
Escrow funds	---	---	66	66

Financial liabilities:
Long-term debt and capital leases, including current portion	88,645	87,342	89,042	87,514
Interest rate swaps	(885)	(885)	324	324

The fair value of the Company's long-term debt and capital leases were estimated using market rates the Company believes are available for similar types of financial instruments.

NOTE H - DERIVATIVE FINANCIAL INSTRUMENTS

The Company is a party to an interest rate swap agreement with a notional amount of $30,000 through May 11, 2010.  Under the interest rate swap agreement, the Company pays a fixed rate of interest of 4.79% times the notional amount and receives in return a specified variable rate of interest times the same notional amount.  The interest rate swap agreement is linked to the Company's variable rate debt and is considered a highly effective hedge.  The fair value of the interest rate swap agreement is reflected on the Company's balance sheet and related gains and losses are deferred in AOCIL.  Net unrealized losses included in AOCIL were $473 at December 29, 2007.

The Company is also a party to an interest rate swap agreement through March 2013, which is linked to a mortgage and considered a highly effective hedge.  Under the interest rate swap agreement, the Company pays a fixed rate of interest times a notional amount equal to the outstanding balance of the mortgage, and receives in return an amount equal to a specified variable rate of interest times the same notional amount.  The fair value of the interest rate swap agreement is reflected on the Company's balance sheet and related gains and losses are deferred in AOCIL.  At December 29, 2007, the notional amount of the interest rate swap agreement was $6,538.  Under the terms of the interest rate swap agreement, the Company pays a fixed interest rate of 4.54% through March 2013, which effectively fixes the interest rate on the mortgage at 6.54%.  Net unrealized losses included in AOCIL were $82 at December 29, 2007.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

The Company was a party to an interest rate swap agreement which expired March 11, 2005.  Under the interest rate swap agreement, the Company paid a fixed rate of interest of 3.24% times a notional amount of $70,000, and received in return an amount equal to a specified variable rate of interest times the same notional amount.  The interest rate swap agreement was considered highly effective as a cash flow hedge by the Company until a significant portion of the related debt was retired in 2003.  At the time the interest rate swap agreement became ineffective, the Company recorded as interest expense the portion of AOCIL related to the debt retired.  Subsequent changes in the fair value of the interest rate swap agreement were marked to market through interest expense.  Amounts that remained in AOCIL at the time of the interest rate swap agreement became ineffective were amortized into earnings through interest expense over the remaining life of the interest rate swap agreement. During 2005, the Company reduced earnings by approximately $52, net of taxes, to amortize the unrealized loss in AOCIL related to the interest rate swap agreement.

NOTE I - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) defined contribution plan covering substantially all associates.  The Company matches participants' contributions, on a sliding scale, up to a maximum of 5% of the participant's earnings.  The Company may make additional contributions to the plan if the Company attains certain performance targets.

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation.  The obligations owed to participants under this plan were $12,709 at December 29, 2007 and $11,704 at December 30, 2006 and are included in Other Liabilities in the Company's consolidated balance sheets.  The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors.  The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan.  Assets invested in cash and company-owned life insurance in the Rabbi Trust were $12,777 at December 29, 2007 and $11,673 at December 30, 2006 and are included in cash and cash equivalents and other long-term assets in the Company's consolidated balance sheets.

On December 29, 2007, the Company merged its only remaining defined benefit pension plan into a multi-employer pension plan.  As a result of the merger, the Company ceased to be a plan sponsor and will become a contributing employer in the multi-employer pension plan.  Expenses related to the merger were $1,518, or $1,023 net of tax, and the Company contributed $205 in January 2008 to complete the Company's funding obligations for the defined benefit pension plan.  Substantially all of the expenses were non-cash and principally consisted of previously unrecognized actuarial losses.

During June 2006, the Company terminated a defined benefit retirement plan and distributed the plan's assets to its participants.  The plan had been frozen as to new benefits since 1993.  The majority of participants covered by this plan had been employed by operations that were previously sold or discontinued. Settlement expenses for the plan termination recognized in 2006 were $3,249, or $2,057 net of tax.  The funds required to terminate the plan were $2,595.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Information about the benefit obligation, assets and funded status of the Company's defined benefit pension plans is summarized as follows:

		2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year		$2,845	$7,861
Service cost		169	183
Interest cost		164	272
Actuarial loss		76	674
Benefits paid		(15)	(16)
Settlements		(396)	(6,129)
Liabilities transferred to multi-employer plan		(2,843)	---
Benefit obligation at end of year		---	2,845

Change in plan assets:

Fair value of plan assets at beginning of year		2,542	5,515
Actual return on plan assets		22	110
Employer contributions		295	3,062
Benefits paid		(15)	(5,792)
Settlements		(396)	(353)
Assets transferred to multi-employer plan		(2,448)	---
Fair value of plan assets at end of year		---	2,542

Funded status: Underfunded	$	---	$(303)

The balance sheet classification of the Company's liability for defined benefit pension plans and asset allocation for such plans are summarized as follows:

		2007	2006
Accrued benefit liability - non-current portion	$	---	$303

Projected benefit obligation	$	---	$2,845
Accumulated benefit obligation		---	2,845
Fair value of plan assets		---	2,542

Defined benefit plan asset allocation:
Equity securities		---	66.65%
Debt securities		---	31.30%
Other		---	2.05%
Total		---	100.00%

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Information about the benefit obligation and funded status of the Company's postretirement benefit plans is summarized as follows:

	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$886	$812
Service cost	5	5
Interest cost	46	53
Participant contributions	27	31
Actuarial (gain) loss	(95)	24
Benefits paid	(27)	(38)
Benefit obligation at end of year	842	886

Change in plan assets:
Fair value of plan assets at beginning of year	---	---
Employer contributions	---	8
Participant contributions	27	30
Benefits paid	(27)	(38)
Fair value of plan assets at end of year	---	---

Funded status: Underfunded	$(842)	$(886)

The balance sheet classification of the Company's liability for postretirement benefit plans is summarized as follows:

	2007	2006
Accrued benefit liability - current portion	$28	$25
Accrued benefit liability - non-current portion	814	861
Total liability	$842	$886

Benefits expected to be paid on behalf of associates for defined benefit pension and postretirement plans during the period 2008 through 2017 are summarized as follows:

Years	Pension Plans		Postretirement Plans
2008	$	---	$28
2009		---	29
2010		---	31
2011		---	23
2012		---	24
2013 - 2017		---	118

Based on current employment and benefit levels, the Company's contributions to the multi-employer plan are expected to be approximately $280 in 2008 and $296 thereafter.

Assumptions used to determine benefit obligations, net periodic pension cost and return on assets of the Company's defined benefit pension plans are summarized as follows:

	2007	2006

Weighted-average assumptions as of year-end:
Discount rate (benefit obligations)	---	5.75%
Discount rate (net periodic pension costs)	---	5.50%
Expected return on plan assets	---	7.50%

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Assumptions used to determine benefit obligations of the Company's postretirement benefit plans are summarized as follows:

	2007	2006
Weighted-average assumptions as of year-end:
Discount rate (benefit obligations)	5.44%	5.40%

Assumptions used and related effects of health care cost are summarized as follows:

	2007	2006
Health care cost trend assumed for next year	10.00%	10.00%
Rate to which the cost trend is assumed to decline	6.00%	6.00%
Year that the rate reaches the ultimate trend rate	2012	2011

The effect of a 1% change in the health care cost trend on the Company's postretirement benefit plans is summarized as follows:

	2007		2006
	1% Increase	1% Decrease	1% Increase	1% Decrease

Accumulated postretirement benefit obligation	$3	$(3)	$2	$(3)

Components of net periodic benefit costs for all retirement plans are summarized as follows:

	2007	2006	2005
Defined benefit plans:
Service cost	$169	$183	$179
Interest cost	164	272	350
Expected return on plan assets	(200)	(305)	(381)
Amortization of prior service costs	6	6	6
Recognized net actuarial loss	78	196	137
Settlement loss	221	3,451	---
Total - Defined pension plans	438	3,803	291
Defined contribution plan	1,025	1,022	841
Net periodic benefit cost	$1,463	$4,825	$1,132

Costs charged for all postretirement plans are summarized as follows:

	2007	2006	2005
Defined benefit plans
Service cost	$5	$5	$6
Interest cost	46	53	51
Amortization of prior service costs	(88)	(88)	(88)
Recognized net actuarial gain	(53)	(67)	(84)
Settlement gain	(68)	(28)	(111)
Net periodic benefit credit	$(158)	$(125)	$(226)

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Pre-tax amounts included in Accumulated Other Comprehensive Income (Loss) for the Company's defined benefit pension plan and postretirement benefit plans at December 29, 2007 are summarized as follows:

		Defined Benefit Pension Plan			Postretirement Benefit Plans
		2007		2008 Expected Amortization	2007	2008 Expected Amortization
Prior service costs/(credit)		$68	$	---	$(717)	$(88)
Unrecognized actuarial (gains)/losses		1,584		---	(550)	(53)
Total prior to plan merger		$1,652	$	---	$(1,267)	$(141)

Defined benefit plan merger expenses		(1,652)		---	---	---
Totals	$	---	$	---	$(1,267)	$(141)

NOTE J - INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") on the first day of the Company's 2007 fiscal year.  The Company's reserve for uncertain tax positions at December 31, 2006 was $490, including $58 of accrued interest, and did not change as a result of the implementation of FIN 48.  Unrecognized tax benefits were $503, including $84 of accrued interest, at December 29, 2007, all of which, if recognized, would favorably affect the Company's effective tax rate.  The Company does not expect its unrecognized tax benefits to change significantly during the next twelve months.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

Following is a summary of the change in the Company's unrecognized tax benefits excluding accrued interest during 2007:

Balance at December 31, 2006	$432
Additions based on tax positions taken during a prior period	59
Reductions related to settlement of tax matters	(51)
Reductions related to a lapse of applicable statute of limitations	(21)
Balance at December 29, 2007	$419

The Company and its subsidiaries are subject to United States federal income taxes, as well as income taxes in a number of state jurisdictions.  The Company's tax years 2004 through 2007 remain open to examination for U.S. federal income taxes and most state jurisdictions.  A few state jurisdictions remain open to examination for tax years 2003 through 2007.

The provision for income taxes on income from continuing operations consists of the following:

	2007	2006	2005
Current
Federal	$4,079	$1,309	$2,301
State	308	103	188
Total current	4,387	1,412	2,489

Deferred
Federal	(645)	324	1,724
State	(49)	45	240
Total deferred	(694)	369	1,964

Income tax provision	$3,693	$1,781	$4,453

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax basis of those assets and liabilities.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Significant components of the Company's deferred tax liabilities and assets are as follows:

	2007	2006
Deferred tax liabilities:
Property, plant and equipment	$13,397	$13,071
Intangible assets	121	81
Other	3,289	3,312
Total deferred tax liabilities	16,807	16,464

Deferred tax assets:
Inventories	1,686	967
Postretirement benefits	3,769	3,723
Other employee benefits	882	1,037
State net operating losses	1,095	1,430
State tax credit carryforwards	2,079	1,959
Allowances for bad debts, claims and discounts	2,385	2,188
Other	1,024	165
Total deferred tax assets	12,920	11,469
Valuation allowance	(2,528)	(2,410)
Net deferred tax asset	10,392	9,059
Net deferred tax liabilities	$6,415	$7,405

At December 29, 2007, $1,095 of deferred tax assets related to approximately $35,000 of state tax net operating loss carryforwards and $2,079 state tax credit carryforwards were available to the Company that will expire in five to twenty years.  A valuation allowance of $2,528 is recorded to reflect the estimated amount of deferred tax assets that may not be realized during carryforward periods.

Differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 34% to income from continuing operations are summarized as follows:

	2007	2006	2005

Statutory rate applied to income from continuing operations	$3,560	$3,385	$5,044
Plus state income taxes net of federal tax effect	269	97	278
Total statutory provision	3,829	3,482	5,322

Increase (decrease) attributable to:
Tax contingency reserve	33	(1,221)	(434)
Refunds from utilization of tax credits	(114)	(411)	(394)
Other items	(55)	(69)	(41)
Total tax provision	$3,693	$1,781	$4,453

As a result of the settlement of federal and state income tax examinations and expiring tax statute of limitations, the Company reduced its tax contingency reserve and its income tax provision by $1,221 in 2006.  The Company also recognized federal and state income tax credits and received certain non-taxable life insurance benefits in 2006.  As a result of these adjustments, income tax credits and non-taxable income, the Company's effective tax rate was reduced to 18.4% for 2006.

Income tax payments, net of income tax refunds, for continuing and discontinued operations were $3,080 in 2007, $1,625 in 2006, and $5,539 in 2005.

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

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	2007	2006	2005

Income from continuing operations (1)	$6,778	$7,891	$9,958

Denominator for calculation of basic earnings per share - weighted-average shares outstanding (2)	12,788	12,702	12,416

Effect of dilutive securities:
Stock options (3)	129	222	432
Restricted stock grants (3)	14	6	18
Directors' stock performance units	36	29	13

Denominator for calculation of diluted earnings per share - weighted-average shares outstanding adjusted for potential dilution (2)(3)	12,967	12,959	12,879

Earnings per share:
Basic	$0.53	$0.62	$0.80
Diluted	0.52	0.61	0.77

(1)	No adjustments needed in the numerator for diluted calculations.
(2)	Includes Common and Class B Common shares in thousands.
(3)

Because their effects are anti-dilutive, shares issuable under stock option plans where the exercise price is greater than the average market price of Common Shares outstanding at the end of the relevant period, restricted stock grants where market conditions have not been met, and shares issuable on conversion of subordinated debentures into shares of Common Stock have been excluded.  Aggregate shares excluded were 1,367 shares in 2007, 995 shares in 2006, and 845 shares in 2005.

NOTE L - STOCK COMPENSATION EXPENSE AND STOCK PLANS

Stock Compensation Expense

Stock-based compensation expense was $1,179 for 2007 and $662 for 2006.  No stock options were granted in 2007 or 2006.  On February 28, 2008, restricted stock with a grant-date fair value of approximately $1,642, which will vest over the next 2 years to 19 years, was awarded under the Company's 2006 stock incentive plan.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Prior to January 1, 2006, as permitted by SFAS No. 123, the Company accounted for share-based payments to employees using Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and accordingly, did not record compensation expense for stock options granted, since the Company's options are issued at market value on the grant date.  Results for prior periods have not been retrospectively restated.  Following is a pro forma summary of the Company's net income and earnings per share, as if the Company had determined compensation expense for stock options based under the recognition provisions of SFAS No. 123.

2005
Net income, as reported	$10,136
Stock compensation expense, net of taxes	(3,350)
Adjusted net income	$6,786

Basic earnings per share, as reported	$0.82
Stock compensation expense, net of taxes	(0.27)
Adjusted basic earnings per share	$0.55

Diluted earnings per share, as reported	$0.79
Stock compensation expense, net of taxes	(0.26)
Adjusted diluted earnings per share	$0.53

The pro forma effect of applying SFAS No. 123 on net income and earnings per share shown above is not necessarily indicative of future results.

A significant portion of stock option awards granted in 2005 vested either immediately or within six months of their grant date.  The pro forma effect of these options on the 2005 pro forma summary of the Company's net income and earnings per share was to increase stock compensation expense by $3,097, and reduce diluted earnings per share by $0.24 per diluted share.

At December 29, 2007, unrecognized compensation expense related to unvested stock options was $40.  This compensation expense is expected to be recognized over a weighted-average period of 1.2 years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

2005 Grants
Expected life	5 years
Expected volatility	59.80%
Risk-free interest rate	4.35%
Dividend yield	0.00%

Excess tax benefits of $115 and $202 were included in cash provided by financing activities for the years ended December 29, 2007 and December 30, 2006, respectively, and excess tax benefits of $1,042 are included in cash provided by operating activities for the year ended December 31, 2005.

2006 Stock Award Plan

On May 3, 2006, the Company's shareholders' approved and adopted the Company's 2006 Stock Award Plan (the "2006 Plan") which provides for the issuance of up to 800,000 shares of Common Stock and/or Class B Common Stock as stock-based or stock-denominated awards to directors of the Company and to salaried employees of the Company and its participating subsidiaries.  The 2006 Plan superseded and replaced The Dixie Group, Inc. Stock Incentive Plan (the "2000 Plan"), which was terminated with respect to the granting of new awards.  Awards previously granted under the 2000 Plan will continue to be governed by the terms of that plan and will not be affected by its termination.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Restricted Stock Awards

During 2007, the Company granted awards of 109,620 shares of restricted stock to officers and other key employees.  The aggregate grant-date fair value of the awards was $1,435, or $13.09 per share.  Vesting of the awards is subject to a continued service condition, with awards vesting over 2 to 20 years on the anniversary of the date the awards were granted.  The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

On June 6, 2006, the Company granted 125,000 shares of restricted stock to its Chief Executive Officer.  The award was intended to retain and motivate the Company's Chief Executive Officer over the term of the award and to bring his total compensation package closer to median levels for Chief Executive Officers of comparable companies.  The fair value of the award was $1,556, or $12.45 per share, equivalent to 92% of the market value of a share of the Company's Common Stock on the date the award was granted.  Such value was determined using a binomial model and will be expensed over the seven year term of the award.  Vesting of the shares is contingent on a 35% increase in the market value of the Company's Common Stock (the "Market Condition") prior to June 5, 2011.  Additionally, vesting of shares requires the Chief Executive Officer to meet a continued service condition during the term of the award, with a two year minimum vesting period.  Shares subject to the award vest pro rata annually on the anniversary date the award was granted after the Market Condition and minimum vesting period are met.

During 2006, the Company also granted awards of 24,000 shares of restricted stock to key employees.  The aggregate grant-date fair value of the awards was $333, or $13.88 per share.  Vesting of the share awards is subject to a continued service condition, with one-third to one-fifth of the awards vesting each year on the anniversary date the awards were granted.  The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

During 2005, the Company granted awards of 67,180 shares of restricted stock to officers and other key employees.  The aggregate grant-date fair value of the awards was $1,200, or $17.86 per share.  Vesting of the awards is subject to a continued service condition, with one-third of the awards vesting each year on the anniversary date the awards were granted.  The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

Restricted stock activity for the three years ended December 29, 2007 is summarized as follows:

	Number of Shares	Weighted- Average Fair Value of Granted During the Year
Outstanding at December 25, 2004	20,000	$	---
Granted	67,180		17.86
Vested	(20,000)		---
Forfeited	(9,190)		---

Outstanding at December 31, 2005	57,990		---
Granted	149,000		12.68
Vested	(19,330)		---
Forfeited	---		---

Outstanding at December 30, 2006	187,660		---
Granted	109,620		13.09
Vested	(29,369)		---
Forfeited	(11,787)		---

Outstanding at December 29, 2007	256,124	$	---

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

As of December 29, 2007, unrecognized compensation cost related to unvested restricted stock was $2,383.  That cost is expected to be recognized over a weighted-average period of 4.5 years.  The total fair value of shares vested was approximately $359, $261 and $273 during the year 2007, 2006 and 2005, respectively.

Stock Performance Units

The Company's non-employee directors receive 50% of their annual retainer ($12 in 2007) in Stock Performance Units under the Directors' Stock Plan.  Upon retirement, the Stock Performance Units vest and the Company issues a number of shares of Common Stock equivalent to the number of Stock Performance Units held by non-employee directors.  The fair value of each Stock Performance Unit awarded was equal to the market value of a share of the Company's Common Stock on the grant date.  As of December 29, 2007, 41,432 Stock Performance Units were outstanding under this plan.

Stock Purchase Plan

The Company has a stock purchase plan which authorizes 108,000 shares of Common Stock for purchase by supervisory associates at the market price prevailing at the time of purchase.  At December 29, 2007, 27,480 shares remained available for issuance under the plan.  Shares sold under this plan are held in escrow until paid for and are subject to repurchase agreements which give the Company a right of first refusal to purchase the shares if they are subsequently sold.  No shares were sold under the plan in 2007, 2006 or 2005.

Stock Options

All unvested stock options issued under the Company's 2000 Plan are exercisable generally at a cumulative rate of 25% per year after the second year from the date the options are granted.  Any options granted under the Company's 2006 Plan will be exercisable for periods determined at the time the awards are granted.  No options were granted under either of these plans during the years ended December 29, 2007 and December 30, 2006.

Option activity for the three years ended December 29, 2007 is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value of Options Granted During the Year
Outstanding at December 25, 2004	1,210,042	$8.64	$	---
Exercised	(361,118)	6.79		---
Granted at market price	378,000	13.77		7.56
Forfeited	(37,612)	10.05		---

Outstanding at December 31, 2005	1,189,312	10.78		---
Exercised	(125,340)	6.81		---
Forfeited	(34,375)	14.71		---

Outstanding at December 30, 2006	1,029,597	11.13		---
Exercised	(103,106)	6.16		---
Forfeited	(8,625)	12.90		---

Outstanding at December 29, 2007	917,866	$11.68	$	---

Options exercisable at:
December 31, 2005	1,077,083	$11.22	$	---
December 30, 2006	976,635	11.36		---
December 29, 2007	904,054	11.71		---

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

The following tables summarize information about stock options at December 29, 2007:

Options Outstanding
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$3.210 - $4.875	125,350	4.1 years	$4.25
5.750 - 7.660	117,356	4.3 years	6.96
11.420 - 17.580	675,160	5.4 years	13.88
$3.210 - $17.580	917,866	5.1 years	$11.68

Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$3.210 - $4.875	121,288	4.1 years	$4.27
5.750 - 7.660	117,356	4.3 years	6.96
11.420 - 17.580	665,410	5.4 years	13.90
$3.210 - $17.580	904,054	5.1 years	$11.71

At December 29, 2007, the market value of all outstanding stock options was less than their exercise price by $3,402 and the market value of exercisable stock options was less than their exercise price by $3,378.  The market value of stock options exercised exceeded the exercise price of the stock options exercised during the year ended 2007, 2006 and 2005 by $682, $905 and $3,711, respectively.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE M - COMPREHENSIVE INCOME

	2007	2006	2005
Net income	$6,266	$7,703	$10,136
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap agreements:
Before income taxes	(1,207)	442	147
Income taxes	(459)	168	45
Net of taxes	(748)	274	102

Unrecognized net actuarial losses of pension and postretirement benefit plans:
Before income taxes	(202)	---	---
Income taxes	(75)	---	---
Net of taxes	(127)	---	---

Recognition of net actuarial losses of pension and postretirement benefit plans:
Before income taxes	1,806	---	---
Income taxes	685	---	---
Net of taxes	1,121	---	---

Amortization of prior service credits of pension and postretirement benefit plans:
Before income taxes	(14)	---	---
Income taxes	(6)	---	---
Net of taxes	(8)	---	---

Change in additional minimum pension liability:
Before income taxes	---	2,789	(1,765)
Income taxes	---	1,040	(650)
Net of taxes	---	1,749	(1,115)

Comprehensive income	$6,504	$9,726	$9,123

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Components of accumulated other comprehensive income (loss) are as follows:

		Minimum Pension Liability	Interest Rate Swaps		Pension & Post-Retirement Liabilities	Total
Balance at December 25, 2004		$(1,691)	$(183)	$	---	$(1,874)
Change in additional minimum pension liability, net of tax of $650		(1,115)	---		---	(1,115)

Unrealized gain on interest rate swap agreements, net of tax of $45		---	102		---	102

Balance at December 31, 2005		(2,806)	(81)		---	(2,887)
Change in additional minimum pension liability, net of tax of $1,040		1,749	---		---	1,749

Unrealized gain on interest rate swap agreements, net of tax of $168		---	274		---	274

Reclassification upon adoption of SFAS No. 158, net of tax of $646		1,057	---		(1,057)	---

Reclassification of unrecognized gains upon adoption of SFAS No. 158, net of tax of $525		---	---		856	856

Balance at December 30, 2006		---	193		(201)	(8)
Unrealized loss on interest rate swap agreements, net of tax of $459		---	(748)		---	(748)

Unrecognized net actuarial losses of pension and postretirement benefit plans, net of tax of $75		---	---		(127)	(127)

Recognition of net actuarial losses of pension and postretirement benefit plans, net of tax of $685		---	---		1,121	1,121

Amortization of prior service credits of pension and postretirement benefit plans, net of tax of $6		---	---		(8)	(8)

Balance at December 29, 2007	$	---	$(555)		$785	$230

NOTE N - COMMITMENTS

The Company had commitments for purchases of machinery and equipment and information systems of approximately $5,012 at December 29, 2007.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

The Company leases certain equipment under capital leases and certain buildings, machinery and equipment under operating leases.  Commitments for minimum rentals under non-cancelable leases, including any applicable rent escalation clauses, are as follows:

	Capital	Operating
	Leases	Leases
2008	$1,622	$1,665
2009	1,622	1,252
2010	1,016	1,112
2011	75	984
2012	---	982
Total commitments	4,335	5,995
Less amounts representing interest	(399)	---
Total	$3,936	$5,995

Property, plant and equipment includes machinery and equipment under capital leases which have cost and accumulated depreciation of $9,104 and $5,006, respectively, at December 29, 2007, and $9,165 and $3,883, respectively, at December 30, 2006.

Rental expense in 2007, 2006 and 2005 amounted to approximately $2,422, $2,437 and $3,033, respectively.  There was no rent paid to related parties during 2007, 2006 or 2005.

NOTE O - OTHER (INCOME) EXPENSE

Other (income) and expense is summarized as follows:

	2007	2006	2005
Other operating income:
Gain on sale of other operating assets	$(13)	$(27)	$(174)
Insurance settlements and refunds	---	(353)	---
Miscellaneous income	(456)	(260)	(388)
Other operating income	$(469)	$(640)	$(562)

Other operating expense:
Retirement expenses	$392	$453	$331
Loss on impairment of assets	27	218	---
Miscellaneous expense	254	62	104
Other operating expense	$673	$733	$435

Other income:
Interest income	$(20)	$(32)	$(118)
Dispute settlement	---	(294)	(107)
Gain on sale of real estate	---	---	(218)
Miscellaneous income	(143)	(128)	(168)
Other income	$(163)	$(454)	$(611)

Other expense:
Miscellaneous expense	$69	$127	$87
Other expense	$69	$127	$87

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THE DIXIE GROUP, INC. AND SUBSIDIARIES
(dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses		Deductions		Balance at End of Year
Year ended December 30, 2007:

Reserves deducted from asset accounts:
Allowance for doubtful accounts	$651	$204		$179	(1)	$676
Reduce inventories to net realizable value	5,175	1,527	(2)	---		6,702
Deferred income tax asset valuation allowance	2,410	326		208	(3)	2,528
Reserves classified as liabilities:
Provision for claims, allowances and warranties	3,089	6,981		6,688	(4)	3,382

Year ended December 30, 2006:

Reserves deducted from asset accounts:
Allowance for doubtful accounts	$595	$384		$328	(1)	$651
Reduce inventories to net realizable value	6,705	---		1,530	(2)	5,175
Deferred income tax asset valuation allowance	1,627	1,002		219	(3)	2,410
Reserves classified as liabilities:
Provision for claims, allowances and warranties	2,699	9,150		8,760	(4)	3,089

Year ended December 31, 2005:

Reserves deducted from asset accounts:
Allowance for doubtful accounts	$1,425	$18		$848	(1)	$595
Reduce inventories to net realizable value	4,614	2,091	(2)	---		6,705
Deferred income tax asset valuation allowance	1,886	45		304	(3)	1,627
Reserves classified as liabilities:
Provision for claims, allowances and warranties	2,374	9,824		9,499	(4)	2,699

(1)

Uncollectible accounts written off, net of recoveries.

(2)

Current year net additions and deductions to the reserve.

(3)

Reductions resulting from settlement of federal and state income tax examinations and expiration of tax statute of limitations.

(4)

Reserve reductions for claims and allowances settled.

ANNUAL REPORT ON FORM 10-K
ITEM 15(e)
EXHIBITS

YEAR ENDED DECEMBER 29, 2007
THE DIXIE GROUP, INC.
CHATTANOOGA, TENNESSEE

Exhibit Index

EXHIBIT NO.	EXHIBIT DESCRIPTION	INCORPORATION BY REFERENCE

(3.1)	Text of Restated Charter of The Dixie Group, Inc. as Amended - Blackline Version.	Incorporated by reference to Exhibit (3.4) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2003. *
(3.2)	Amended By-Laws of The Dixie Group, Inc. as of February 22, 2007.	Incorporated by reference to Exhibit 3.1 to Dixie's Current Report on Form 8-K dated February 26 2007.*
(4.1)	Form of Indenture, dated May 15, 1987 between Dixie Yarns, Inc. and Morgan Guaranty Trust Company of New York as Trustee.	Incorporated by reference to Exhibit 4.2 to Amendment No. 1 of Dixie's Registration Statement No. 33-14078 on Form S-3, dated May 19, 1987. *
(4.2)	Master Lease Agreement for Synthetic Lease, dated October 14, 2003, between the Company and General Electric Capital Corporation.	Incorporated by reference to Exhibit (10.28) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2003. *
(4.3)	Amended and Restated Loan and Security Agreement dated April 14, 2004 by and among The Dixie Group, Inc. each of its subsidiaries as guarantors, and Fleet Capital Corporation.	Incorporated by reference to Exhibit (4.13) to Dixie's Current Report on Form 8-K dated April 14, 2004. *
(4.4)	First Amendment to Amended and Restated Loan and Security Agreement, dated November 10, 2004 by and among The Dixie Group, Inc. each of its subsidiaries as guarantors, and Fleet Capital Corporation.	Incorporated by reference to Exhibit (4.1) to Dixie's Current Report on Form 8-K dated November 8, 2004. *
(4.5)

Second Amendment, dated July 27, 2005, to Amended and Restated Loan and Security Agreement dated April 14, 2004 by and among The Dixie Group, Inc. each of its subsidiaries as guarantors, and Bank of America, N.A. (successor to Fleet Capital Corporation).

Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated July 27, 2005. *

(4.6)

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
(4.7)

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

Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated October 25, 2006. *
(4.8)

Letter Agreement dated July 16, 2007 to the Fourth Amendment dated October 25, 2006, to Amended and Restated Loan and Security Agreement, by and among The Dixie Group, Inc., each of its subsidiaries as guarantors, Bank of America, N.A., in its capacity as collateral and administrative agent for the Lenders, and the Lenders (as such term is defined in the Loan Agreement).

Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated July 16, 2007.*
(4.9)

Fifth Amendment dated October 23, 2007, to Amended and Restated Loan and Security Agreement, by and among The Dixie Group, Inc., each of its subsidiaries as guarantors, Bank of America, N.A., in its capacity as collateral and administrative agent for the Lenders, and the Lenders (as such term is defined in the Loan Agreement).

Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated October 23, 2007.*
(4.10)	Note and Security Agreement with Bank of America Leasing & Capital, LLC	Incorporated by reference to Exhibit (99.1) to Dixie's Current Report on Form 8-K dated November 9, 2007*
(10.1)	Dixie Yarns, Inc. Incentive Stock Plan as amended. **	Incorporated by reference to ANNEX A to Dixie's Proxy Statement dated March 27, 1998 for its 1998 Annual Meeting of Shareholders. *
(10.2)	The Dixie Group, Inc. Director's Stock Plan. **	Incorporated by reference to Exhibit (10y) to Dixie's Annual Report on Form 10-K for the year ended December 27, 1997. *
(10.3)	The Dixie Group, Inc. New Non-qualified Retirement Savings Plan effective August 1, 1999. **	Incorporated by reference to Exhibit (10.1) to Dixie's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999. *

(10.4)	The Dixie Group, Inc. Deferred Compensation Plan Amended and Restated Master Trust Agreement effective as of August 1, 1999. **	Incorporated by reference to Exhibit (10.2) to Dixie's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999. *
(10.5)	Stock Purchase Agreement dated as of July 1, 2000, by and among the Company and the stockholders of Fabrica International, Inc. named therein.	Incorporated by reference to Exhibit (2.1) to Dixie's Current Report on Form 8-K dated July 1, 2000. *
(10.6)	Stock Purchase Agreement dated as of July 1, 2000, by and among the Company and all of the stockholders of Chroma Technologies, Inc.	Incorporated by reference to Exhibit (2.2) to Dixie's Current Report on Form 8-K dated July 1, 2000. *
(10.7)	The Dixie Group, Inc. Stock Incentive Plan, as amended. **	Incorporated by reference to Annex A to Dixie's Proxy Statement dated April 5, 2002 for its 2002 Annual Meeting of Shareholders. *
(10.8)

Amended and restated stock purchase agreement by and among The Dixie Group, Inc., and Scott D. Guenther, Royce R. Renfroe, and the Albert A. Frink and Denise Frink Charitable Remainder Unitrust and the Albert A. Frink Loving Trust dated September 8, 2000.

Incorporated by reference to Exhibit (10.1) to Dixie's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. *
(10.9)	Form of Stock Option Agreement under The Dixie Group, Inc. Stock Incentive Plan. **	Incorporated by reference to Exhibit (10.23) to Dixie's Annual Report on Form 10-K for the year ended December 29, 2001. *
(10.10)	Form of Stock Rights and Restrictions Agreement for Restricted Stock Award under The Dixie Group, Inc. Stock Incentive Plan, as amended.**	Incorporated by reference to Exhibit (10.35) to Dixie's Annual Report on Form 10-K for the year ended December 25, 2004. *
(10.11)	Form of Stock Option Agreement under The Dixie Group, Inc. Stock Incentive Plan for Non-Qualified Options Granted December 20, 2005.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated December 20, 2005. *
(10.12)	Employment Agreement between The Dixie Group, Inc. and David E. Polley, dated November 20, 2002**	Incorporated by reference to Exhibit (10.1) to Dixie's Quarterly Report on Form 10-Q for the quarter ended March 29, 2003. *
(10.13)	First Amendment dated January 26, 2004 to Employment Agreement between The Dixie Group, Inc. and David E. Polley, dated November 20, 2002.**	Incorporated by reference to Exhibit (10.29) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2003. *

(10.14)	Second Amendment, dated January 18, 2006, to Employment Agreement dated November 20, 2002 between The Dixie Group, Inc. and David E. Polley.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated January 18, 2006. *
(10.15)	Third Amendment, dated January 6, 2007, to Employment Agreement dated November 20, 2002 between The Dixie Group, Inc. and David E. Polley.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated January 16, 2007. *
(10.16)	Summary Description of the 2004 Annual Incentive Plan for The Dixie Group, Inc.**	Incorporated by reference to Exhibit (10.33) to Dixie's Annual Report on Form 10-K for the year ended December 25, 2004. *
(10.17)	Summary Description of the Director Compensation Arrangements for The Dixie Group, Inc.**	Incorporated by reference to Exhibit (10.34) to Dixie's Annual Report on Form 10-K for the year ended December 25, 2004. *
(10.18)	Severance Agreement and Release Between Fabrica International and Royce Renfroe effective as of May 12, 2005.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated May 12, 2005. *
(10.19)	The Dixie Group, Inc. 2006 Stock Awards Plan. **	Incorporated by reference to Annex A to the Company's Proxy Statement for its 2006 Annual Meeting of Shareholders, filed March 20, 2006. *
(10.20)	The 2006 Incentive Compensation Plan, approved February 23, 2006.**	Incorporated by reference to Current Report on Form 8-K dated March 1, 2006. *
(10.21)

Material terms of the performance goals for the period 2007-2011, pursuant to which incentive compensation awards may be made to certain key executives of the Company based on the results achieved by the Company during such years, approved March 14, 2006.**

Incorporated by reference to Current Report on Form 8-K dated March 20, 2006. *
(10.22)	Form of Award of Career Shares under the 2006 Incentive Compensation Plan for Participants holding only shares of the Company’s Common Stock.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated June 6, 2006. *
(10.23)	Form of Award of Career Shares under the 2006 Incentive Compensation Plan for Participants holding shares of the Company’s Class B Common Stock.**	Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated June 6, 2006. *
(10.24)	Form of Award of Long Term Incentive Plan Shares under the 2006 Incentive Compensation Plan for Participants holding only shares of the Company’s Common Stock.**	Incorporated by reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated June 6, 2006. *

(10.25)	Form of Award of Long Term Incentive Plan Shares under the 2006 Incentive Compensation Plan for Participants holding shares of the Company’s Class B Common Stock.**	Incorporated by reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated June 6, 2006. *
(10.26)	Award of 125,000 shares of Restricted Stock under the 2006 Stock Awards Plan to Daniel K. Frierson.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated June 7, 2006. *
(10.27)	Summary description of The Dixie Group, Inc. 2007 Annual Compensation Plan.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated February 26, 2007.*
(10.28)	Rule 10b5-1 and 10b-18 Repurchase Agreement by and between The Dixie Group, Inc. and Raymond James & Associates, Inc. dated December 11, 2007*	Incorporated by reference to Exhibit (99.1) to Dixie's Current Report on Form 8-K dated December 11, 2007*
(10.29)	Merger agreement between The Dixie Group, Inc. and Unite Here National Retirement Fund regarding the Company's Masland Bargaining Unit Defined Benefit Pension Plan.**	Incorporated by reference to Exhibit (99.1) to Dixie's Current Report on Form 8-K dated December 28, 2007*

(14)	Code of Ethics.	Incorporated by reference to Exhibit (14) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2003. *
(21)	Subsidiaries of the Registrant.	Filed herewith.
(23)	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
(31.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(a).	Filed herewith.
(31.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(a).	Filed herewith.
(32.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(b).	Filed herewith.
(32.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(b).	Filed herewith.

*   Commission File No. 0-2585.

** Indicates a management contract or compensatory plan or arrangement.