Form 10-Q
period 2008-03-29
DIXIE GROUP INC
filed 2008-05-02
CIK 29332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 29, 2008
or
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)	☐	Yes	☒	No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of April 17, 2008
Common Stock, $3 Par Value	12,113,877 shares
Class B Common Stock, $3 Par Value	869,909 shares
Class C Common Stock, $3 Par Value	0 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED BALANCE SHEETS (dollars in thousands)
	(Unaudited) March 29, 2008	December 29, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$284	$427
Accounts receivable (less allowance for doubtful accounts of $772 for 2008 and $676 for 2007)	32,457	32,868
Inventories	82,331	75,928
Other current assets	9,965	7,742
TOTAL CURRENT ASSETS	125,037	116,965

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	6,075	6,075
Buildings and improvements	46,142	45,890
Machinery and equipment	131,188	128,968
	183,405	180,933
Less accumulated depreciation and amortization	(81,630)	(78,555)
NET PROPERTY, PLANT AND EQUIPMENT	101,775	102,378

OTHER ASSETS
Goodwill	56,689	56,743
Other long-term assets	14,261	14,152
TOTAL OTHER ASSETS	70,950	70,895
TOTAL ASSETS	$297,762	$290,238
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$13,681	$11,492
Accrued expenses	22,392	21,242
Current portion of long-term debt	8,894	8,817
TOTAL CURRENT LIABILITIES	44,967	41,551
LONG-TERM DEBT
Senior indebtedness	66,098	60,119
Capital lease obligations	2,185	2,547
Convertible subordinated debentures	17,162	17,162
TOTAL LONG-TERM DEBT	85,445	79,828

DEFERRED INCOME TAXES	11,520	11,726
OTHER LONG-TERM LIABILITIES	14,804	15,019
COMMITMENTS AND CONTINGENCIES	---	---
STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued - 15,828,380 shares for 2008 and 15,673,714 shares for 2007	47,485	47,021
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued - 869,909 shares for 2008 and 835,908 shares for 2007	2,610	2,508
Additional paid-in capital	135,026	135,449
Retained earnings	12,576	12,563
Accumulated other comprehensive income	132	230
	197,829	197,771
Less Common Stock in treasury at cost - 3,694,227 shares for 2008 and 3,556,252 shares for 2007	(56,803)	(55,657)
TOTAL STOCKHOLDERS' EQUITY	141,026	142,114
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$297,762	$290,238
See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) (dollars in thousands, except per share data)

	Three Months Ended
	March 29, 2008	March 31, 2007

Net sales	$70,722	$74,490
Cost of sales	50,165	52,671

Gross profit	20,557	21,819
Selling and administrative expenses	18,943	19,778
Other operating income	(148)	(28)
Other operating expense	187	125

Operating income	1,575	1,944

Interest expense	1,476	1,557
Other income	(61)	(14)
Other expense	8	17

Income from continuing operations before taxes	152	384
Income tax provision	70	147

Income from continuing operations	82	237
Loss from discontinued operations, net of tax	(69)	(66)

Net income	$13	$171

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.01	$0.02
Discontinued operations	(0.01)	(0.01)
Net income	$0.00	$0.01

SHARES OUTSTANDING	12,649	12,771

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.01	$0.02
Discontinued operations	(0.01)	(0.01)
Net income	$0.00	$0.01

SHARES OUTSTANDING	12,768	12,976

DIVIDENDS PER SHARE:
Common Stock	---	---
Class B Common Stock	---	---

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)
	Three Months Ended
	March 29, 2008	March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$82	$237
Loss from discontinued operations	(69)	(66)
Net income	13	171

Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	3,480	3,373
Change in deferred income taxes	(19)	(99)
Tax provision (benefit) from exercise of stock options	124	(85)
Net (gain) loss on property, plant and equipment disposals	(113)	2
Stock-based compensation expense	261	228
Changes in operating assets and liabilities:
Accounts receivable	411	(1,838)
Inventories	(6,403)	(5,351)
Other current assets	(2,410)	---
Accounts payable and accrued expenses	735	6,680
Other operating assets and liabilities	(443)	(2,249)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(4,364)	832

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	241	---
Purchase of property, plant and equipment	(2,929)	(3,041)
NET CASH USED IN INVESTING ACTIVITIES	(2,688)	(3,041)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on credit line	7,243	2,039
Payments on term loan	(427)	(428)
Borrowings from equipment financing	---	908
Payments on equipment financing	(724)	(508)
Payments on capitalized leases	(338)	(316)
Payments on mortgage note payable	(60)	(55)
Change in outstanding checks in excess of cash	2,480	481
Common stock issued under stock option plans	5	92
Common stock acquired for treasury	(1,146)	---
Tax provision (benefit) from exercise of stock options	(124)	85
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,909	2,298

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(143)	89
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	427	538

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$284	$627

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,192	$1,208
Income taxes paid, net of tax refunds (received)	449	(3)

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED) (dollars in thousands)

	Common Stock and Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock in Treasury	Total Stockholders' Equity
Balance at December 29, 2007	$49,529	$135,449	$12,563	$230	$(55,657)	$142,114
Common Stock acquired for treasury - 137,975 shares	---	---	---	---	(1,146)	(1,146)
Common Stock and Class B issued under stock option plan - 1,250 shares	4	2	---	---	---	6
Restricted stock grants issued - 187,417 shares	562	(562)	---	---	---	---
Tax expense from exercise of stock options	---	(124)	---	---	---	(124)
Stock-based compensation expense	---	261	---	---	---	261
Comprehensive Income (Loss):
Net income	---	---	13	---	---	13
Unrealized loss on interest rate swap agreements, net of tax of $379	---	---	---	(618)	---	(618)
Unrealized gain on available-for-sale securities, net of tax of $330	---	---	---	538	---	538
Pension and postretirement benefit plans:
Recognition of net actuarial gain, net of tax of $4	---	---	---	(7)	---	(7)
Amortization of prior service credits, net of tax of $6	---	---	---	(11)	---	(11)
Total Comprehensive Income (Loss)	---	---	13	(98)	---	(85)
Balance at March 29, 2008	$50,095	$135,026	$12,576	$132	$(56,803)	$141,026

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements which do not include all the information and footnotes required by such accounting principles for annual financial statements.  In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which includes consolidated financial statements for the fiscal year ended December 29, 2007.  Operating results for the three month period ended March 29, 2008 are not necessarily indicative of the results that may be expected for the entire 2008 year.

The Company is in one line of business, carpet manufacturing.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157").  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The adoption of this statement did not have a material effect on the Company's financial position or results of operations (See Note J).

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", including an amendment of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 159").  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions to such assets and liabilities.  Eligible items for the measurement option include all recognized financial assets and liabilities except: investments in subsidiaries, interests in variable interest entities, obligations for pension benefits, assets and liabilities recognized under leases, deposit liabilities and financial instruments that are a component of shareholders' equity.  Also, included are firm commitments that involve only financial instruments, nonfinancial insurance contracts and warranties and host financial instruments.

The Statement permits all entities to choose the fair value measurement option at specified election dates, after which the entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings, at each subsequent reporting date.  The fair value option may be applied instrument by instrument; however, the election is irrevocable and may apply only to entire instruments and not to portions of instruments.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  This statement did not have a material effect on the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS No. 141R").  SFAS No. 141R replaces SFAS No. 141 and establishes principles and requirements for how identifiable assets, liabilities assumed, any non-controlling interest in an acquiree, and goodwill is recognized and measured in an acquirer's financial statements.  SFAS No. 141R also establishes disclosure requirements to assist users in evaluating the nature and financial effects of business combinations.  This statement is effective for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of this statement to have a material effect on its financial position or results of operations.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160").  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than their parent, the amount of consolidated net income attributable to their parent and to the holder of a noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is no longer consolidated.  SFAS No. 160 also establishes reporting requirements to clearly identify, distinguish and disclose the interests of the parent and the interests of the noncontrolling owners.  This statement is effective for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of this statement to have a material effect on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS No. 161").  SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company does not expect the adoption of this statement to have a material effect on its financial position or results of operations.

NOTE C - SHARE-BASED PAYMENTS

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity or liability instrument issued.

On February 28, 2008, the Company granted 187,417 shares of restricted stock to officers of the Company.  The grant-date fair value of the awards was $1,643, or $8.765 per share.  The shares will vest over terms ranging from 2 to 19 years.  Each award is subject to a continued service condition.  The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

The Company's stock compensation expense was $261 and $228 for the three months ended March 29, 2008 and March 31, 2007, respectively.

NOTE D - ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	March 29, 2008	December 29, 2007

Customers, trade	$30,295	$29,929
Other	2,934	3,615
Gross receivables	33,229	33,544
Less allowance for doubtful accounts	(772)	(676)
Net receivables	$32,457	$32,868

The Company also had notes receivable in the amount of $498 and $542 at March 29, 2008 and December 29, 2007, respectively.  The notes receivable are included in accounts receivable and other long-term assets in the Company's consolidated condensed balance sheets.

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

NOTE E - INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method, which generally matches current costs of inventory sold with current revenues, for substantially all inventories.  Inventories are summarized as follows:

	March 29, 2008	December 29, 2007

Raw materials	$29,927	$26,148
Work-in-process	16,849	15,999
Finished goods	45,876	44,359
Supplies, repair parts and other	399	430
LIFO reserve	(10,720)	(11,008)
Total inventories	$82,331	$75,928

NOTE F - DISCONTINUED OPERATIONS

Results associated with operations that have been sold or discontinued are generally classified as discontinued operations for all periods presented.  Discontinued operations are summarized as follows:

	Three Months Ended
	March 29, 2008	March 31, 2007
Loss from discontinued operations:
Before income taxes	$(108)	$(103)
Income tax benefit	(39)	(37)
Loss from discontinued operations, net of tax	$(69)	$(66)

Discontinued operating losses in 2008 and 2007 primarily consisted of expenses for workers' compensation related to businesses sold in 2003 and 2004.

NOTE G - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	March 29, 2008	December 29, 2007

Compensation and benefits	$6,349	$7,859
Provision for customer rebates, claims and allowances	4,893	5,470
Outstanding checks in excess of cash	5,018	2,538
Other	6,132	5,375
Total accrued expenses	$22,392	$21,242

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

NOTE H - PRODUCT WARRANTY RESERVES

The Company provides product warranties related to manufacturing defects and specific performance standards for its products.  The Company records reserves for the estimated costs of defective products and failure of its products to meet applicable performance standards at the time sales are recorded.  The level of reserves is established based primarily upon historical experience and evaluation of pending claims.  Product warranty reserves are included in accrued expenses in the Company's consolidated condensed balance sheets.  Following is a summary of the Company's warranty activity.

	Three Months Ended
	March 29, 2008	March 31, 2007

Warranty reserve beginning of period	$1,515	$1,276
Warranty liabilities accrued	765	879
Warranty liabilities settled	(780)	(932)
Changes for pre-existing warranty liabilities	(37)	131
Warranty reserve end of period	$1,463	$1,354

NOTE I - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	March 29, 2008	December 29, 2007
Senior indebtedness
Credit line borrowings	$36,696	$29,453
Term loans	15,584	16,011
Equipment financing	12,321	13,045
Capital lease obligations	3,598	3,936
Mortgage note payable	6,478	6,538
Total senior indebtedness	74,677	68,983
Convertible subordinated debentures	19,662	19,662
Total long-term debt	94,339	88,645
Less current portion of long-term debt	(7,481)	(7,428)
Less current portion of capital lease obligations	(1,413)	(1,389)
Total long-term debt, less current portion	$85,445	$79,828

The Company's senior loan and security agreement, which matures on May 11, 2010, provides $85,584 of credit, consisting of $70,000 of revolving credit and a $15,584 term loan.  The Company's credit facilities do not contain ongoing financial covenants and permit payment of dividends and repurchases of the Company's Common Stock in an aggregate annual amount of up to $3,000 and distributions in excess of $3,000 annually under conditions specified in the agreement.  The agreement also contains flexible provisions that may permit payment of an additional $10,000 of dividends or repurchases of the Company's Common Stock prior to December 31, 2008.  The agreement also contains covenants that could limit future acquisitions.  The unused borrowing capacity under the senior loan and security agreement on March 29, 2008 was $20,204.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

NOTE J - FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157 on the first day of fiscal year 2008.  SFAS No. 157 defines fair value as the exchange value of an asset or a liability in an orderly transaction between market participants.  The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures.  The three broad fair value hierarchy levels are defined as follows:

Level 1 - Quoted market prices in active markets for identical assets or liabilities as of the reported date.

Level 2 - Other than quoted market prices in active markets for identical assets or liabilities, quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and other than quoted prices for assets or liabilities and prices that are derived principally from or corroborated by market data by correlation or other means.

Level 3 - Measurements using management's best estimate of fair value, where the determination of fair value requires significant management judgment or estimation.

The Company's available-for-sale securities and interest rate swaps must be measured under the fair value standard.  The following table summarizes the hierarchy level the Company used to determine fair value of its financial assets and liabilities as of March 29, 2008:

	Balance at
	March 29,	Fair Value Hierarchy Level
	2008		Level 1		Level 2		Level 3
Assets:
Available-for-sale securities	$868		$868	$	---	$	---

Liabilities:
Interest rate swaps	$1,894	$	---		$1,894	$	---

The fair value of available-for-sale securities was determined based on quoted market prices and the fair value of the interest rate swaps' was obtained from external sources and was determined through the use of models that consider various assumptions and relevant economic factors.

Available-for-sale securities are reflected on the Company's consolidated condensed balance sheet in other long-term assets and related gains and losses are deferred in Accumulated Other Comprehensive Income ("AOCI").  Net unrealized gains included in AOCI were $538 at March 29, 2008.

The Company is a party to an interest rate swap agreement with a notional amount of $30,000 through May 11, 2010.  Under the interest rate swap agreement, the Company pays a fixed rate of interest of 4.79% times the notional amount and receives in return a specified variable rate of interest times the same notional amount.  The interest rate swap is linked to the Company's variable rate debt and is considered a highly effective hedge.  The fair value of the interest rate swap agreement is reflected on the Company's consolidated condensed balance sheet in other long-term liabilities and related gains and losses are deferred in AOCI.  Net unrealized losses included in AOCI were $942 at March 29, 2008.

The Company is also a party to an interest rate swap agreement through March 2013, which is linked to a mortgage and considered a highly effective hedge.  Under the interest rate swap agreement, the Company pays a fixed rate of interest times a notional amount equal to the outstanding balance of the mortgage, and receives in return an amount equal to a specified variable rate of interest times the same notional amount.  The fair value of the interest rate swap agreement is reflected on the Company's consolidated condensed balance sheet in other long-term liabilities and related gains and losses are deferred in AOCI.  At March 29, 2008, the notional amount of the interest rate swap agreement was $6,478.  Under the terms of the interest rate swap agreement, the Company pays a fixed interest rate of 4.54% through March 2013, which effectively fixes the interest rate on the mortgage at 6.54%.  Net unrealized losses included in AOCI were $231 at March 29, 2008.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

NOTE K - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) defined contribution plan covering substantially all associates.  The Company matches participants' contributions, on a sliding scale, up to a maximum of 5% of the participant's earnings.  The Company may make additional contributions to the plan if the Company achieves certain performance targets.

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation.  The obligations owed to participants under this plan were $11,482 at March 29, 2008 and $12,709 at December 29, 2007 and are included in other liabilities in the Company's consolidated condensed balance sheets.  The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors.  The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan.  Amounts invested in company-owned life insurance in the Rabbi Trust were $12,100 at March 29, 2008 and $12,777 at December 29, 2007 and are included in other long-term assets in the Company's consolidated condensed balance sheets.

On December 29, 2007, the Company merged its only remaining defined benefit pension plan into a multi-employer pension plan.  As a result of the merger, the Company ceased to be a plan sponsor and became a contributing employer in the multi-employer pension plan.  The Company contributed $205 in January 2008 to complete its funding obligation for the defined benefit pension plan.  The Company’s expense and cash contribution related to the multi-employer pension plan was $68 during the three months ended March 29, 2008.

Components of net periodic benefit costs for all retirement plans are summarized as follows:

		Three Months Ended
		March 29, 2008	March 31, 2007
Defined benefit plan:
Service cost	$	---	$50
Interest cost		---	42
Expected return on plan assets		---	(50)
Amortization of prior service costs		---	2
Recognized net actuarial loss		---	24
Total - Defined benefit plan		---	68
Defined contribution plan		306	267
Net periodic benefit cost		$306	$335

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

		Three Months Ended
		March 29, 2008		March 31, 2007
Defined benefit plans:
Service cost	$	---		$5
Interest cost		---		21
Amortization of prior service credits		(17)		(16)
Recognized net actuarial gains		(11)		(10)
Net periodic benefit credit		$(28)	$	---

Amounts contributed or expected to be contributed by the Company during the current fiscal year to its postretirement plans are not anticipated to be significantly different from amounts disclosed in the Company's 2007 Annual Report filed on Form 10-K.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

NOTE L - INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") on the first day of the Company's 2007 fiscal year.  Unrecognized tax benefits were $500, including $82 of accrued interest, at March 29, 2008, all of which, if recognized, would favorably affect the Company's effective tax rate.  The Company does not expect its unrecognized tax benefits to change significantly during the next twelve months.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

Following is a summary of the change in the Company's unrecognized tax benefits excluding accrued interest during the three months ended March 29, 2008:

Balance at December 29, 2007	$419
Additions based on tax positions taken during a prior period	14
Reductions related to settlement of tax matters	(15)
Reductions related to a lapse of applicable statute of limitations	---
Balance at March 29, 2008	$418

The Company and its subsidiaries are subject to United States federal income taxes, as well as income taxes in a number of state jurisdictions.  The tax years 2004 through 2007 remain open to examination for U.S. federal income taxes and most state jurisdictions.  A few state jurisdictions remain open to examination for tax years 2003 through 2007.

NOTE M - COMMON STOCK AND EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended
	March 29, 2008	March 31, 2007
Income from continuing operations (1)	$82	$237

Denominator for calculation of basic earnings per share - weighted-average shares (2)	12,649	12,771

Effect of dilutive securities:
Stock options (3)	77	173
Restricted stock grants (3)	---	1
Directors' stock performance units	42	31
Denominator for calculation of diluted earnings per share - weighted-average shares adjusted for potential dilution (2)(3)	12,768	12,976

Earnings per share:
Basic	$0.01	$0.02
Diluted	0.01	0.02

(1)

No adjustments needed in the numerator for diluted calculations.

(2)

Includes Common and Class B Common shares in thousands.

(3)

Because their effects are anti-dilutive, shares issuable under stock option plans where the exercise price is greater than the average market price of Common Shares outstanding at the end of the relevant period, restricted stock grants where market conditions have not been met, and shares issuable on conversion of subordinated debentures into shares of Common Stock have been excluded.  Aggregate shares excluded were 1,499 shares in 2008 and 1,358 shares in 2007.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

NOTE N - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

	Three Months Ended
	March 29, 2008	March 31, 2007
Net income	$13	$171
Other comprehensive income (loss):
Unrealized loss on interest rate swap agreements:
Before income taxes	(997)	(172)
Income taxes	(379)	(65)
Net of taxes	(618)	(107)

Unrealized gain on available-for-sale securities:
Before income taxes	868	---
Income taxes	330	---
Net of taxes	538	---

Recognition of net actuarial (gain) loss of pension and postretirement benefit plans:
Before income taxes	(11)	14
Income taxes	(4)	5
Net of taxes	(7)	9

Amortization of prior service credits of postretirement benefit plans:
Before income taxes	(17)	(14)
Income taxes	(6)	(5)
Net of taxes	(11)	(9)

Comprehensive income (loss)	$(85)	$64

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

				Pension
	Interest		Available-	and Post-
	Rate		For-Sale	Retirement
	Swaps		Securities	Liabilities	Total

Balance at December 29, 2007	$(555)	$	---	$785	$230

Unrealized loss on interest rate swap agreements, net of tax of $379	(618)		---	---	(618)

Unrealized gains on available-for- sale securities, net of tax of $330	---		538	---	538

Recognition of net actuarial (gain) loss of pension and postretirement benefit plans, net of tax of $4	---		---	(7)	(7)

Amortization of prior service credits of pension and postretirement benefit plans, net of tax of $6	---		---	(11)	(11)

Balance at March 29, 2008	$(1,173)		$538	$767	$132

In March 2008, the Company recorded certain available-for-sale securities believed to be acquired through a prior acquisition.  Such securities were not reflected in the financial statements of any prior acquisition.  The effect of this transaction increased other non-current assets by $868, increased accumulated other comprehensive income by $538 and increased deferred tax liabilities by $330.  The effect of this transaction was not material to the Company's historical consolidated financial statements or to the consolidated condensed financial statements for the period ended March 29, 2008.

NOTE O - OTHER (INCOME) EXPENSE

Other (income) expense is summarized as follows:

	Three Months Ended
	March 29, 2008		March 31, 2007
Other operating income:
Gain on sale of operating assets	$(113)	$	---
Miscellaneous income	(35)		(28)
Other operating income	$(148)		$(28)

Other operating expense:
Retirement expenses	$143		$56
Miscellaneous expense	44		69
Other operating expense	$187		$125

Other income:
Interest income	$(6)		$(6)
Miscellaneous income	(55)		(8)
Other income	$(61)		$(14)

Other expense:
Miscellaneous expense	$8		$17
Other expense	$8		$17

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is presented to update the discussion of results of operations and financial condition included in our 2007 annual report.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies were outlined in Management's Discussion and Analysis of Results of Operations and Financial Condition in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  There have been no changes to those critical accounting policies subsequent to the date of that report.

RESULTS OF OPERATIONS

The carpet industry continued to be negatively impacted by declining sales of new and existing housing units, difficult credit conditions and contracting consumer confidence.  Industry sales declined 7% in the first quarter of 2008, compared with the same period a year ago.  During this period, the industry’s sales of residential carpeting declined 11.8% and sales of commercial carpeting grew only 1.3%.  As discussed below, our sales and operating results were also affected by the negative conditions in the industry.

The following table sets forth certain elements of our continuing operating results as a percentage of net sales for the periods indicated:

Three Months Ended
	March 29, 2008	March 31, 2007
Net sales	100.0%	100.0%
Cost of sales	70.9%	70.7%

Gross profit	29.1%	29.3%
Selling and administrative expenses	26.8%	26.6%

Other operating income	(0.2)%	(0.1)%
Other operating expense	0.3%	0.2%

Operating income	2.2%	2.6%

Net Sales.  Net sales for the quarter ended March 29, 2008 were $70.7 million, a decrease of 5.1%, compared with sales of $74.5 million for the year earlier quarter.

Our 2008 year-over-year revenue comparison reflects a 3.1% decline in the dollar volume of carpet sales.  Sales of our residential carpet products were down 10.6%, slightly less than the industry’s residential carpet decline, but sales of our commercial carpet products grew 10.4%, well ahead of the industry’s commercial carpet growth.

Our emphasis on development of new and differentiated products has been an important factor in our efforts to grow our share of the markets we serve.  We introduced residential wool carpet collections late last year at Masland and early this year at Fabrica.  Dixie Home’s introductions, including the new Lifestyles collection, were well received at Surfaces, and samples already have been shipped to customers.  Our commercial growth reflects the success of our new modular carpet tile and our Dixie Home and Office collection of Stainmaster® commercial products.

Although the severe weakness in the housing industry and tough credit conditions will likely persist throughout this year, the normal seasonality of the carpet industry is expected to improve sales volumes in the second quarter.  We believe that conditions in the residential portion of our industry will improve somewhat in the last half of this year, but the rate of growth of the commercial carpet is expected to slow.  We expect our sales to continue to outpace those of the carpet industry, as a whole, due to the performance of our commercial business and the anticipated effect of our new residential products

Cost of Sales.  Despite a 5.1% decline in sales volume, cost of sales as a percentage of sales increased only 0.2 percentage points in the first quarter of 2008 compared with the first quarter of 2007.  The negative effect of lower volume on fixed cost absorption was substantially offset by improved operational performance.

Gross Profit.   Gross profit dollars decreased $1.3 million in the first quarter of 2008 compared with the same period in 2007 principally due to lower sales volume.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $835 thousand in the first quarter of 2008, compared with the first quarter of 2007.  As a percentage of net sales, these expenses slightly increased due to the lower sales volume.

Other Operating Income.  Other operating income increased $120 thousand in the first quarter of 2008, compared with the first quarter of 2007, primarily as the result of a gain on the sale of an operating asset in 2008.

Other operating expense.  Other operating expense increased $62 thousand in the first quarter of 2008, compared with the first quarter of 2007, primarily as a result of changes in the mix of investments in our non-qualified retirement plan.

Operating Income.  Operating income was $1.6 million, or 2.2% of net sales, in the first quarter of 2008 compared with $1.9 million, or 2.6% of net sales, in the first quarter of the prior year.  The decline in operating income was principally the result of lower sales volume.

Interest Expense.  Interest expense decreased $81 thousand in the first quarter of 2008, compared with the first quarter of 2007 principally as a result of lower interest rates.

Other Income/Other Expense.  Other income and other expense were not significant in the first quarter of 2008 or the first quarter of 2007.

Income Tax Provision.  Our effective income tax rate was 46.1% in the first quarter of 2008 compared with 38.3% for the first quarter of the prior year.  The increase in the effective income tax rate was principally due to adjustments in our tax contingency reserve during the periods presented.

Income from Continuing Operations.  Income from continuing operations was $82 thousand, or $0.01 per diluted share in the first quarter of 2008 compared with $237 thousand, or $0.02 per diluted share, for same period in the previous year.

Net Income.  Discontinued operations reflected a loss of $69 thousand, $0.01 per diluted share, in the first quarter of 2008 compared with a loss of $66 thousand, or $0.01 per diluted share, in the same period of 2007.  Including discontinued operations, net income was $13 thousand, or $0.00 per diluted share, in the first quarter of 2008, compared with $171 thousand, or $0.01 per diluted share, for the same period of 2007.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 29, 2008, our debt increased $5.7 million and outstanding checks in excess of cash increased by $2.5 million.  These funds were used primarily to invest in capital assets, fund our operations, including seasonal increases in working capital, and acquire $1.1 million of the Company’s Common Stock.

Working capital increased $4.7 million during the three month period ended March 29, 2008, principally as a result of an increase in raw material inventories to support new product offerings.

Capital expenditures for the three-months ended March 29, 2008 were $2.9 million while depreciation and amortization was $3.5 million.  We expect capital expenditures to be approximately $12.0 million to $14.0 million in fiscal 2008, while depreciation and amortization is expected to be approximately $13.9 million.  The anticipated 2008 capital expenditures will primarily be for newer manufacturing technology and to a lesser extent new operating information systems.

We believe that cash generated from our operations and our existing credit facilities are adequate to fund our planned liquidity needs. Unused borrowing capacity under our revolving credit facility was $20.2 million at March 29, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157").  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The adoption of this statement did not have a material effect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", including an amendment of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 159").  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate the volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions to such assets and liabilities.  Eligible items for the measurement option include all recognized financial assets and liabilities except: investments in subsidiaries, interests in variable interest entities, obligations for pension benefits, assets and liabilities recognized under leases, deposit liabilities and financial instruments that are a component of shareholders' equity.  Also, included are firm commitments that involve only financial instruments, nonfinancial insurance contracts and warranties and host financial instruments.

The Statement permits all entities to choose the fair value measurement option at specified election dates, after which the entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings, at each subsequent reporting date.  The fair value option may be applied instrument by instrument; however, the election is irrevocable and may apply only to entire instruments and not to portions of instruments.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  This statement did not have a material effect on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS No. 141R").  SFAS No. 141R replaces SFAS No. 141 and establishes principles and requirements for how identifiable assets, liabilities assumed, non-controlling interest in an acquiree, and goodwill is recognized and measured in an acquirer's financial statements.  SFAS No. 141R also establishes disclosure requirements to assist users in evaluating the nature and financial effects of business combinations.  This standard is effective for fiscal years beginning after December 15, 2008.  We do not expect the adoption of this statement to have a material effect on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160").  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than their parent, the amount of consolidated net income attributable to their parent and to the holder of a noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is no longer consolidated.  SFAS No. 160 also establishes reporting requirements to clearly identify, distinguish and disclose the interests of the parent and the interests of the noncontrolling owners.  This standard is effective for fiscal years beginning after December 15, 2008.  We do not expect the adoption of this statement to have a material effect on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS No. 161").  SFAS No. 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  We do not expect the adoption of this statement to have a material effect on our financial position or results of operations.

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

At March 29, 2008, the Company was a party to an interest rate swap agreement on its mortgage note payable with a notional amount equal to the outstanding balance of the mortgage note ($6,478 at March 29, 2008) which expires in March of 2013.  Under the interest rate swap agreement, the Company pays a fixed rate of interest of 4.54% times the notional amount and receives in return an amount equal to a specified variable rate of interest times the same notional amount.  The interest rate swap agreement effectively fixes the interest rate on the mortgage note payable at 6.54%.

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

At March 29, 2008, $22,280, or approximately 24% of the Company's total debt, was subject to floating interest rates.  A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $63.

ITEM 4.    Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 29, 2008, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”).  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

No changes in our internal control over financial reporting occurred during the quarter covered by this report that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures, as well as diverse interpretation of U. S. Generally Accepted Accounting Principals by accounting professionals.  It is also possible that internal control over financial reporting could be circumvented by collusion or improper management override.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  These inherent limitations are known features of the financial reporting process; therefore, it is possible to design into the process safeguards to reduce, through not eliminate all risk.

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

Raw material prices may increase.

The cost of raw materials has a significant impact on our profitability.  In particular, our business requires the purchase of large volumes of nylon yarn, synthetic backing, latex, and dyes.  Increases in the cost of these raw materials could materially adversely affect our business, results of operations and financial condition if we are unable to pass these increases through to our customers.  We believe we have been generally successful in passing along raw material and other cost increases as they may occur; however, there can be no assurance that we will successfully recover such increases in cost, as they may occur in the future.

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

Item 2 - Unregistered Sales Of Equity Securities And Use Of Proceeds

The following table provides information regarding our repurchases of shares of our Common Stock during the three fiscal months ended March 29, 2008:

Fiscal Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)
February 2, 2008	49,943	$8.01		$49,943
March 1, 2008	42,198	8.57		42,198
March 29, 2008	45,834	8.26		45,834
Three Fiscal Months Ended March 29, 2008	137,975	$8.26	$7,286,304	137,975

(1)  On August 8, 2007, we announced a program to repurchase up to $10 million of our Common Stock.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits
(a)	Exhibits
	(i)	Exhibits Incorporated by Reference
		10.1	2008 Incentive Compensation Plan/Range of Incentives as effective on February 15, 2008. (Incorporated by reference to the Current Report on Form 8-K dated February 15, 2008)

	(ii)	Exhibits Filed with this Report

		31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIXIE GROUP, INC.
(Registrant)

Date: May 2, 2008	By: /s/ GARY A. HARMON
Gary A. Harmon Vice President and Chief Financial Officer

Date: May 2, 2008	By: /s/ D. EUGENE LASATER
D. Eugene Lasater Controller