Form 10-Q
period 2008-06-28
DIXIE GROUP INC
filed 2008-08-07
CIK 29332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 28, 2008
or
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)	☐	Yes	☒	No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of July 21, 2008
Common Stock, $3 Par Value	11,937,811 shares
Class B Common Stock, $3 Par Value	869,909 shares
Class C Common Stock, $3 Par Value	0 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE DIXIE GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(dollars in thousands)

	(Unaudited) June 28, 2008	December 29, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$162	$427
Accounts receivable (less allowance for doubtful accounts of $738 for 2008 and $676 for 2007)	34,931	32,868
Inventories	79,300	75,928
Other current assets	10,333	7,742
TOTAL CURRENT ASSETS	124,726	116,965

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	6,088	6,075
Buildings and improvements	46,405	45,890
Machinery and equipment	132,567	128,968
	185,060	180,933
Less accumulated depreciation and amortization	(84,809)	(78,555)
NET PROPERTY, PLANT AND EQUIPMENT	100,251	102,378

OTHER ASSETS
Goodwill	56,635	56,743
Other long-term assets	14,973	14,152
TOTAL OTHER ASSETS	71,608	70,895
TOTAL ASSETS	$296,585	$290,238
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$13,738	$11,492
Accrued expenses	20,344	21,242
Current portion of long-term debt	8,972	8,817
TOTAL CURRENT LIABILITIES	43,054	41,551

LONG-TERM DEBT
Senior indebtedness	68,085	60,119
Capital lease obligations	1,816	2,547
Convertible subordinated debentures	14,662	17,162
TOTAL LONG-TERM DEBT	84,563	79,828

DEFERRED INCOME TAXES	11,875	11,726
OTHER LONG-TERM LIABILITIES	14,862	15,019
COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): authorized 80,000,000 shares, issued - 15,828,380 shares for 2008 and 15,673,714 shares for 2007	47,485	47,021
Class B Common Stock ($3 par value per share): authorized 16,000,000 shares, issued - 869,909 for 2008 and 835,908 shares for 2007	2,610	2,508
Additional paid-in capital	135,354	135,449
Retained earnings	13,862	12,563
Accumulated other comprehensive income	561	230
	199,872	197,771
Less Common Stock in treasury at cost - 3,806,899 shares for 2008 and 3,556,252 shares for 2007	(57,641)	(55,657)
TOTAL STOCKHOLDERS' EQUITY	142,231	142,114
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$296,585	$290,238

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales	$77,155	$84,403	$147,877	$158,893
Cost of sales	54,602	58,140	104,767	110,811

Gross profit	22,553	26,263	43,110	48,082
Selling and administrative expenses	19,078	20,543	38,021	40,321
Other operating income	(88)	(82)	(236)	(110)
Other operating expense	181	144	368	269

Operating income	3,382	5,658	4,957	7,602

Interest expense	1,454	1,669	2,930	3,226
Other income	(121)	(22)	(182)	(37)
Other expense	17	13	26	31

Income from continuing operations before taxes	2,032	3,998	2,183	4,382
Income tax provision	749	1,442	818	1,589

Income from continuing operations	1,283	2,556	1,365	2,793
Income (loss) from discontinued operations, net of tax	3	(118)	(66)	(184)

Net income	$1,286	$2,438	$1,299	$2,609

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.10	$0.20	$0.11	$0.22
Discontinued operations	0.00	(0.01)	(0.01)	(0.02)
Net income	$0.10	$0.19	$0.10	$0.20

BASIC SHARES OUTSTANDING	12,549	12,828	12,599	12,799

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.10	$0.20	$0.11	$0.21
Discontinued operations	0.00	(0.01)	(0.01)	(0.01)
Net income	$0.10	$0.19	$0.10	$0.20

DILUTED SHARES OUTSTANDING	12,655	13,010	12,711	12,993

DIVIDENDS PER SHARE:
Common Stock	---	---	---	---
Class B Common Stock	---	---	---	---

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Six Months Ended
	June 28, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$1,365	$2,793
Loss from discontinued operations	(66)	(184)
Net income	1,299	2,609

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	7,027	6,761
Change in deferred income taxes	824	(565)
Excess tax expense (benefit) from stock-based awards	124	(134)
Net (gain) loss on property, plant and equipment disposals	(108)	2
Gain on sale of available-for-sale securities	(112)	---
Stock-based compensation expense	649	627
Changes in operating assets and liabilities:
Accounts receivable	(2,063)	(7,764)
Inventories	(3,372)	(7,805)
Accounts payable and accrued expenses	(116)	8,294
Other operating assets and liabilities	(4,016)	(2,068)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	136	(43)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	306	---
Purchase of property, plant and equipment	(4,946)	(7,799)
Proceeds from sale of available-for-sale securities	112	---
NET CASH USED IN INVESTING ACTIVITIES	(4,528)	(7,799)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on credit line	10,509	8,665
Payments on term loan	(854)	(855)
Borrowings from equipment financing	---	3,419
Payments on equipment financing	(1,461)	(1,021)
Payments on capitalized leases	(682)	(637)
Payments on mortgage note payable	(122)	(113)
Payments on subordinated indebtedness	(2,500)	(2,500)
Change in outstanding checks in excess of cash	1,340	96
Common stock issued under stock option plans	5	266
Common stock acquired for treasury	(1,984)	---
Excess tax (expense) benefits from stock-based awards	(124)	134
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,127	7,454

DECREASE IN CASH AND CASH EQUIVALENTS	(265)	(388)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	427	538

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$162	$150

Supplemental Cash Flow Information:
Interest paid	$3,084	$3,283
Income taxes paid, net of tax refunds	647	206

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(dollars in thousands)

	Common Stock and Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock in Treasury	Total Stockholders' Equity
Balance at December 29, 2007	$49,529	$135,449	$12,563	$230	$(55,657)	$142,114
Common Stock acquired for treasury - 250,647 shares	---	---	---	---	(1,984)	(1,984)
Common Stock and Class B issued under stock option plan - 1,250 shares	4	2	---	---	---	6
Restricted stock grants issued - 187,417 shares	562	(562)	---	---	---	---
Excess tax expense from stock- based awards	---	(124)	---	---	---	(124)
Stock-based compensation expense	---	589	---	---	---	589
Comprehensive Income (Loss):
Net income	---	---	1,299	---	---	1,299
Unrealized loss on interest rate swap agreements, net of tax of $18	---	---	---	(29)	---	(29)
Unrealized gain on available- for-sale securities, net of tax of $285	---	---	---	466	---	466
Realized gain on sale of available-for-sale securities, net of tax of $42				(70)		(70)
Pension and postretirement benefit plans:
Recognition of net actuarial gain, net of tax of $9	---	---	---	(14)	---	(14)
Amortization of prior service credits, net of tax of $13	---	---	---	(22)	---	(22)
Total Comprehensive Income	---	---	1,299	331	---	1,630
Balance at June 28, 2008	$50,095	$135,354	$13,862	$561	$(57,641)	$142,231

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements which do not include all the information and footnotes required by such accounting principles for annual financial statements.  In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which includes consolidated financial statements for the fiscal year ended December 29, 2007.  Operating results for the three month and six month periods ended June 28, 2008 are not necessarily indicative of the results that may be expected for the entire 2008 year.

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

The Statement permits all entities to choose the fair value measurement option at specified election dates, after which unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings, at each subsequent reporting date.  The fair value option may be applied instrument by instrument; however, the election is irrevocable and may apply only to entire instruments and not to portions of instruments.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  This statement did not have a material effect on the Company's financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160").  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties (other than the parent of such subsidiaries), the amount of consolidated net income attributable to the parent and to the holder of a noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is no longer consolidated.  SFAS No. 160 also establishes reporting requirements to clearly identify, distinguish and disclose the interests of the parent and the interests of the noncontrolling owners.  This statement is effective for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of this statement to have a material effect on its financial position or results of operations.

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

The Company's stock compensation expense was $389 and $649 for the three and six months ended June 28, 2008 and $399 and $627 for the three and six months ended June 30, 2007, respectively.

NOTE D - ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	June 28, 2008	December 29, 2007
Customers, trade	$31,888	$29,929
Other	3,781	3,615
Gross receivables	35,669	33,544
Less allowance for doubtful accounts	(738)	(676)
Net receivables	$34,931	$32,868

The Company also had notes receivable in the amount of $465 and $542 at June 28, 2008 and December 29, 2007, respectively.  The current portions of notes receivable are included in accounts receivable and the non-current portions are included in other long-term assets in the Company's consolidated condensed balance sheets.

NOTE E - INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method, which generally matches current costs of inventory sold with current revenues, for substantially all inventories.  Inventories are summarized as follows:

	June 28, 2008	December 29, 2007
Raw materials	$28,166	$26,148
Work-in-process	16,747	15,999
Finished goods	47,821	44,359
Supplies, repair parts and other	405	430
LIFO reserve	(13,839)	(11,008)
Total inventories	$79,300	$75,928

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)  --  Cont'd.

NOTE F - DISCONTINUED OPERATIONS

Results associated with operations that have been sold or discontinued are generally classified as discontinued operations for all periods presented.  Discontinued operations are summarized as follows:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Income (loss) from discontinued operations:
Before income taxes	$3	$(184)	$(105)	$(287)
Income tax benefit	---	(66)	(39)	(103)
Income (loss) from discontinued operations, net of tax	$3	$(118)	$(66)	$(184)

Discontinued operating losses in 2008 and 2007 primarily consisted of expenses for workers' compensation related to businesses sold in 2003 and 2004.

NOTE G - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	June 28, 2008	December 29, 2007
Compensation and benefits	$6,268	$7,859
Provision for customer rebates, claims and allowances	5,045	5,470
Outstanding checks in excess of cash	3,878	2,538
Other	5,153	5,375
Total accrued expenses	$20,344	$21,242

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

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Warranty reserve beginning of period	$1,463	$1,354	$1,515	$1,276
Warranty liabilities accrued	917	1,165	1,682	2,044
Warranty liabilities settled	(843)	(1,033)	(1,623)	(1,965)
Changes for pre-existing warranty liabilities	(64)	10	(101)	141
Warranty reserve end of period	$1,473	$1,496	$1,473	$1,496

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)  --  Cont'd.

NOTE I - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	June 28, 2008	December 29, 2007
Senior indebtedness
Credit line borrowings	$39,962	$29,453
Term loans	15,157	16,011
Equipment financing	11,584	13,045
Capital lease obligations	3,254	3,936
Mortgage note payable	6,416	6,538
Total senior indebtedness	76,373	68,983
Convertible subordinated debentures	17,162	19,662
Total long-term debt	93,535	88,645
Less current portion of long-term debt	(7,534)	(7,428)
Less current portion of capital lease obligations	(1,438)	(1,389)
Total long-term debt, less current portion	$84,563	$79,828

The Company's senior loan and security agreement, which matures on May 11, 2010, provides $85,157 of credit, consisting of $70,000 of revolving credit and a $15,157 term loan.  The Company's credit facilities do not contain ongoing financial covenants and permit payment of dividends and repurchases of the Company's Common Stock in an aggregate annual amount of up to $3,000 and distributions in excess of $3,000 annually under conditions specified in the agreement.  The agreement also contains flexible provisions that may permit payment of an additional $10,000 of dividends or repurchases of the Company's Common Stock prior to December 31, 2008.  The agreement also contains covenants that could limit future acquisitions.  The unused borrowing capacity under the senior loan and security agreement on June 28, 2008 was $18,119.

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

The Company's available-for-sale securities and interest rate swaps are measured under the fair value standard.  The following table summarizes the hierarchy level the Company used to determine fair value of its financial assets and liabilities as of June 28, 2008:

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)  --  Cont'd.

	Balance at	Fair Value Hierarchy Level
	June 28, 2008	Level 1		Level 2		Level 3
Assets:
Available-for-sale securities	$638		$638	$	---	$	---

Liabilities:
Interest rate swaps	$943	$	---		$943	$	---

The fair value of available-for-sale securities was determined based on quoted market prices and the fair value of the interest rate swaps was obtained from external sources and was determined through the use of models that consider various assumptions and relevant economic factors.

Available-for-sale securities are reflected on the Company's consolidated condensed balance sheet in other long-term assets and related gains and losses are deferred in Accumulated Other Comprehensive Income ("AOCI").  Unrealized gains, net of related taxes, included in AOCI were $396 at June 28, 2008.

The Company is a party to an interest rate swap agreement with a notional amount of $30,000 through May 11, 2010.  Under the interest rate swap agreement, the Company pays a fixed rate of interest of 4.79% times the notional amount and receives in return a specified variable rate of interest times the same notional amount.  The interest rate swap is linked to the Company's variable rate debt and is considered a highly effective hedge.  The fair value of the interest rate swap agreement is reflected on the Company's consolidated condensed balance sheets in other long-term liabilities and related gains and losses are deferred in AOCI.  Unrealized losses, net of related taxes, included in AOCI were $507 at June 28, 2008.

The Company is also a party to an interest rate swap agreement through March 2013, which is linked to a mortgage and considered a highly effective hedge.  Under the interest rate swap agreement, the Company pays a fixed rate of interest times a notional amount equal to the outstanding balance of the mortgage, and receives in return an amount equal to a specified variable rate of interest times the same notional amount.  At June 28, 2008, the notional amount of the interest rate swap agreement was $6,416.  Under the terms of the interest rate swap agreement, the Company pays a fixed interest rate of 4.54% through March 2013, which effectively fixes the interest rate on the mortgage at 6.54%.  Unrealized losses, net of related taxes, included in AOCI were $77 at June 28, 2008.  The fair value of the interest rate swap agreement is reflected on the Company's consolidated condensed balance sheets in other long-term liabilities and related gains and losses are deferred in AOCI.

NOTE K - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) defined contribution plan covering substantially all associates.  The Company matches participants' contributions, on a sliding scale, up to a maximum of 5% of the participant's earnings.  The Company may make additional contributions to the plan if the Company achieves certain performance targets.

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation.  The obligations owed to participants under this plan were $12,412 at June 28, 2008 and $12,709 at December 29, 2007 and are included in other long-term liabilities in the Company's consolidated condensed balance sheets.  The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors.  The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan.  Amounts invested in company-owned life insurance in the Rabbi Trust were $12,734 at June 28, 2008 and $12,777 at December 29, 2007 and are included in other long-term assets in the Company's consolidated condensed balance sheets.

On December 29, 2007, the Company merged its only remaining defined benefit pension plan into a multi-employer pension plan.  As a result of the merger, the Company ceased to be a plan sponsor and became a contributing employer in the multi-employer pension plan.  The Company contributed $205 in January 2008 to complete its funding obligation for the defined benefit pension plan.  The Company's expense related to the multi-employer pension plan was $30 and $98 during the three months and six months ended June 28, 2008, respectively.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)  --  Cont'd.

Components of net periodic benefit costs for all Company sponsored retirement plans are summarized as follows:

	Three Months Ended			Six Months Ended
	June 28, 2008		June 30, 2007	June 28, 2008		June 30, 2007
Defined benefit plan:
Service cost	$	---	$51	$	---	$101
Interest cost		---	43		---	85
Expected return on plan assets		---	(51)		---	(101)
Amortization of prior service cost		---	2		---	4
Recognized net actuarial loss		---	25		---	49
Total - Defined benefit plan		---	70		---	138
Defined contribution plan		254	240		560	507
Net periodic benefit cost		$254	$310		$560	$645

The Company sponsors a legacy postretirement benefit plan that provides life insurance to a limited number of associates as a result of a prior acquisition.  The Company also sponsors a postretirement benefit plan that provides medical and life insurance for a limited number of associates who retired prior to January 1, 2003.

Components of net periodic benefit costs for all postretirement plans are summarized as follows:

	Three Months Ended				Six Months Ended
	June 28, 2008		June 30, 2007		June 28, 2008		June 30, 2007
Defined Benefit Plans:
Service cost	$	---		$5	$	---		$10
Interest cost		---		21		---		42
Amortization of prior service credits		(18)		(16)		(35)		(32)
Recognized net actuarial gains		(12)		(10)		(23)		(20)
Net periodic benefit credit		$(30)	$	---		$(58)	$	---

Amounts contributed or expected to be contributed by the Company during the current fiscal year to its postretirement plans are not anticipated to be significantly different from amounts disclosed in the Company's 2007 Annual Report filed on Form 10-K.

NOTE L - INCOME TAXES

The Company accounts for uncertainty in income tax positions under the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48").  Unrecognized tax benefits at June 28, 2008 were $500, including $96 of accrued interest. Such benefits, if recognized, would favorably affect the Company's effective tax rate.  The Company does not expect its unrecognized tax benefits to change significantly during the next twelve months.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company and its subsidiaries are subject to United States federal income taxes, as well as income taxes in a number of state jurisdictions.  The tax years subsequent to 2003 remain open to examination for U.S. federal income taxes and most state jurisdictions.  A few state jurisdictions remain open to examination for tax years subsequent to 2002.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)  --  Cont'd.

NOTE M - COMMON STOCK AND EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Income from continuing operations (1)	$1,283	$2,556	$1,365	$2,793

Denominator for calculation of basic earnings per share - weighted-average shares (2)	12,549	12,828	12,599	12,799

Effect of dilutive securities:
Stock options (3)	56	140	66	156
Restricted stock grants (2)(3)	1	8	1	5
Directors' stock performance units (3)	49	34	45	33
Denominator for calculation of diluted earnings per share - weighted-average shares adjusted for potential dilution (2)(3)	12,655	13,010	12,711	12,993

Earnings per share:
Basic	$0.10	$0.20	$0.11	$0.22
Diluted	0.10	0.20	0.11	0.21

(1)	No adjustments needed to the numerator for diluted calculations.
(2)	Includes Common and Class B Common shares in thousands.
(3)

Because their effects are anti-dilutive, shares issuable under stock option plans where the exercise price is greater than the average market price of Common Shares outstanding at the end of the relevant period, restricted stock grants where market conditions have not been met, and shares issuable on conversion of subordinated debentures into shares of Common Stock have been excluded.  Aggregate shares excluded were 1,337 and 1,418 during the three and six months of 2008 and 1,283 and 1,320 during the three and six months of 2007.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)  --  Cont'd.

NOTE N - COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net income	$1,286	$2,438	$1,299	$2,609
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap agreements:
Before income taxes	950	471	(47)	298
Income taxes	361	179	(18)	113
Net of taxes	589	292	(29)	185

Unrealized gain (loss) on available-for- sale securities:
Before income taxes	(118)	---	751	---
Income taxes	(46)	---	285	---
Net of taxes	(72)	---	466	---

Realized gain on sale of available-for- sale securities:
Before income taxes	(112)	---	(112)	---
Income taxes	(42)	---	(42)	---
Net of taxes	(70)	---	(70)	---

Recognition of net actuarial (gain) loss of pension and postretirement benefit plans:
Before income taxes	(12)	15	(23)	29
Income taxes	(5)	6	(9)	11
Net of taxes	(7)	9	(14)	18

Amortization of prior service credits of postretirement benefit plans:
Before income taxes	(18)	(14)	(35)	(28)
Income taxes	(7)	(5)	(13)	(10)
Net of taxes	(11)	(9)	(22)	(18)

Comprehensive income	$1,715	$2,730	$1,630	$2,794

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)  --  Cont'd.

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps		Available for Securities	Pension and Post-Retirement Liabilities	Total
Balance at December 29, 2007	$(555)	$	---	$785	$230

Unrealized loss on interest rate swap agreements, net of tax of $18	(29)		---	---	(29)

Unrealized gains on available-for-sale securities, net of tax of $285	---		466	---	466

Realized gain on sale of available-for-sale securities, net of tax of $42	---		(70)	---	(70)

Recognition of net actuarial (gain) loss of pension and postretirement benefit plans, net of tax of $9	---		---	(14)	(14)

Amortization of prior service credits of pension and postretirement benefit plans, net of tax of $13	---		---	(22)	(22)

Balance at June 28, 2008	$(584)		$396	$749	$561

In March 2008, the Company recorded certain available-for-sale securities believed to have been acquired through a prior acquisition.  Such securities were not reflected in the financial statements of any prior acquisition.  The effect of this transaction increased other non-current assets by $868, increased accumulated other comprehensive income by $538 and increased deferred tax liabilities by $330.  The effect of this transaction was not material to the Company's historical consolidated financial statements or to the period in which it was recorded.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)  --  Cont'd.

NOTE O - OTHER (INCOME) EXPENSE

Other (income) expense is summarized as follows:

	Three Months Ended			Six Months Ended
	June 28, 2008		June 30, 2007	June 28, 2008		June 30, 2007
Other operating income:
Gain on sale of operating assets	$(3)	$	---	$(116)	$	---
Miscellaneous income	(85)		(82)	(120)		(110)
Other operating income	$(88)		$(82)	$(236)		$(110)

Other operating expense:
Retirement expenses	$108		$108	$250		$163
Miscellaneous expense	73		36	118		106
Other operating expense	$181		$144	$368		$269

Other income:
Interest income	$(7)		$(4)	$(12)		$(10)
Gain on sale of available-for-sale securities	(112)		---	(112)		---
Miscellaneous income	(2)		(18)	(58)		(27)
Other income	$(121)		$(22)	$(182)		$(37)

Other expense:
Miscellaneous expense	$17		$13	$26		$31
Other expense	$17		$13	$26		$31

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

RESULTS OF OPERATIONS

The carpet industry continues to be negatively impacted by declining sales of new and existing housing units, difficult credit conditions, contracting consumer confidence and rising raw material and energy costs.  The industry’s second quarter 2008 year-over sales comparison reflected an 8% decline, with sales of residential carpet down 13.5% while sales of commercial carpet were up a modest 1.3%.  For the first six months of 2008, the industry’s year-over-year sales comparison reflected a 7.5% decline, with residential carpet down 12.8% and commercial carpet up 1.3%. As discussed below, our sales and operating results were also affected by the negative conditions in the industry.

The following table sets forth certain elements of our continuing operating results as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.8%	68.9%	70.8%	69.7%

Gross profit	29.2%	31.1%	29.2%	30.3%
Selling and administrative expenses	24.7%	24.3%	25.7%	25.4%

Other operating income	(0.1)%	(0.1)%	(0.2)%	(0.1)%
Other operating expense	0.2%	0.2%	0.3%	0.2%
Operating income	4.4%	6.7%	3.4%	4.8%

Net Sales.  Net sales for the quarter ended June 28, 2008 were $77.2 million, down 8.6%, compared with sales of $84.4 million for the year earlier quarter.  Net sales for the first six months of 2008 were $147.9 million, down 6.9%, compared with sales of $158.9 million for the first six months of 2007.  Our year-over-year net carpet sales comparison reflected a 6.9% decline for the second quarter of 2008, with net sales of residential carpet down 8.2% and net sales of commercial carpet down 4.7%.  For the first six months of 2008, our year-over-year carpet net sales comparison reflect a 5.2% decline, with net sales of residential carpet down 9.3% and net sales of commercial carpet up 2.2%.  The decline in net sales is principally attributable to the significant weakness in the industry’s residential carpet markets that began in 2006 and has continued through the second quarter of this year.  The second quarter commercial carpet sales comparison reflected the effect of an unusually large sale to one customer in the year earlier quarter.

Our emphasis on development of new and differentiated products has been an important factor in our effort to grow our share of the markets we serve.  We introduced residential wool carpet collections late last year at Masland and early this year at Fabrica.  Dixie Home’s introductions, including the new Lifestyles collection, were well received at Surfaces, an industry trade show, and have contributed to sales of our residential products in 2008.  Although sales comparisons for our commercial carpet products were negative in the second quarter of this year, these products grew above industry levels for the first six months of 2008 and grew year-over-year in July of this year.  We believe the year-to-date growth of our commercial products reflects the success of our new modular carpet tile and our Dixie Home and Office collection of Stainmaster® commercial products.

Although we have not seen improvement in conditions in the residential portion of the industry and the rate of growth of commercial carpet product sales is expected to slow by year end, we expect our sales to continue to outpace those of the carpet industry, as a whole, due to the anticipated effect of our new residential and commercial products.

Cost of Sales.  Cost of sales as a percentage of net sales increased 1.9% in the second quarter of 2008 and 1.1% for the first six months of 2008, principally as the result of significantly higher raw material and energy costs.  During the first six months of this year, raw material and energy related costs increased over 8% and significantly increased again in July of this year.  We addressed the higher cost and lower sales volume by increasing selling prices and developing and implementing cost reduction initiatives.  Our selling prices were increased in February, June and again in July of this year; however, the higher raw material and energy cost will continue to pressure margins until the higher selling prices are fully implemented in the fourth quarter of this year.  The cost reduction initiative reduced headcount by approximately 9% and improved labor productivity.

Gross Profit.   Gross profit dollars decreased $3.7 million and $5.0 million, respectively in the second quarter and first six months of 2008 compared with the same periods in 2007 principally due to the impact of lower sales volume and increased raw materials and energy related cost.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $1.5 million in the second quarter of 2008 and $2.3 million in the first six months of 2008, compared with the same periods in 2007. The lower selling and administrative expenses reflect the effect of lower sales volume and tight control of discretionary spending.  As a percentage of net sales, these expenses increased due to lower sales volume.

Other Operating Income.  Other operating income did not significantly change in the second quarter of 2008 and increased $126 for the first six months of 2008, compared with the same periods in 2007, principally as the result of a gain on the sale of operating assets in 2008.

Other Operating Expense.  Other operating expense increased $37 thousand in the second quarter of 2008 and $99 in the first six months of 2008 compared with the same periods of 2007.  The increase in these expenses resulted primarily from costs associated with our non-qualified retirement plan.

Operating Income.  Operating income was $3.4 million, or 4.4% of net sales, in the second quarter of 2008 compared with $5.7 million, or 6.7% of net sales, in the second quarter of the prior year.  Operating income was $5.0 million, or 3.4% of net sales for the first six months of 2008 compared with $7.6 million, or 4.8% of net sales for the same period in 2007. The decline in operating income in the 2008 periods was principally the result of lower sales volume and higher raw material and energy costs.

Interest Expense.  Interest expense decreased $215 thousand and $296 thousand in the second quarter and first six months of 2008 compared with the same periods in 2007, principally as a result of lower interest rates.

Other Income.  Other income increased $99 thousand and $145 thousand in the second quarter and first six months of 2008 compared with the same periods in 2007, primarily as a result of gains from the sale of available-for-sale securities.

Other Expense. Other expense was not significant in the second quarter or first six months of 2008 or 2007.

Income Tax Provision.  Our effective income tax rate was 36.9% in the second quarter of 2008 compared with 36.1% for the second quarter of the prior year.  Our effective income tax rate was 37.5% in the first six months of 2008 compared with 36.3% for the first six months of 2007. The increase in the effective income tax rate in the 2008 periods was principally due to the effect of non-deductible expenses on lower levels of pre-tax earnings in 2008 and adjustments in our tax contingency reserve during the periods presented.

Income from Continuing Operations.  Income from continuing operations was $1,283, or $0.10 per diluted share in the second quarter of 2008 compared with $2,556, or $0.20 per diluted share, for same period in the previous year. Income from continuing operations was $1,365, or $0.11 per diluted share in the first six months of 2008 compared with $2,793, or $0.21 per diluted share, for the first six months in the previous year.

Net Income.  Discontinued operations reflected income of $3 thousand, $0.00 per diluted share, in the second quarter of 2008 compared with a loss of $118 thousand, or $0.01 per diluted share, in the same period of 2007.  For the first six months of 2008 the loss from discontinued operations was $66 thousand, $0.01 per diluted share, compared with a loss of $184 thousand, or $0.01 per diluted share, for the first six months of 2007.

Including discontinued operations, net income was $1,286, or $0.10 per diluted share, in the second quarter of 2008, compared with $2,438, or $0.19 per diluted share, for the same period of 2007.  For the first six months of 2008, net income was $1,299, or $0.10 per diluted share, compared with $2,609, or $0.20 per diluted share, for the same period of 2007.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 28, 2008, our debt increased $4.9 million and outstanding checks in excess of cash increased by $1.3 million.  These funds were used primarily to invest in capital assets, fund our operations, and acquire $2.0 million of the Company’s Common Stock.

Working capital increased $6.3 million during the first six months of 2008, principally due to seasonable increases in accounts receivable, inventories and prepaid expenses, net of an increase in accounts payable.  Capital expenditures for the six months ended June 28, 2008 were $4.9 million, while depreciation and amortization was $7.0 million.  We expect capital expenditures to be approximately $12.0 million to $13.0 million for fiscal 2008, while depreciation and amortization is expected to be approximately $13.9 million.  The anticipated 2008 capital expenditures will primarily be for newer manufacturing technology and information systems.

During the first six months of this year, we purchased 250,647 shares of our Common Stock at an average price of $7.87 per share, pursuant to our previously authorized stock repurchase program.  In July, we purchased an additional 191,508 shares of our Common Stock at an average price of $5.55 per share.  As of the date of filing of this Form 10-Q, approximately $5.4 million remains available for repurchases under our program.  Pending our review of developing economic conditions and other opportunities, we have elected to pause repurchasing our Common Stock.  Our intent is to maintain a relatively conservative capital structure during this period of uncertainty.

Unused borrowing capacity under our senior loan and security agreement was $18.1 million at June 28, 2008.

Cash generated from our operations and our existing credit facilities are expected to be adequate to fund our anticipated liquidity needs.

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

The Statement permits all entities to choose the fair value measurement option at specified election dates, after which unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings, at each subsequent reporting date.  The fair value option may be applied instrument by instrument; however, the election is irrevocable and may apply only to entire instruments and not to portions of instruments.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  This statement did not have a material effect on our financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160").  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties (other than the parent of such subsidiaries), the amount of consolidated net income attributable to the parent and to the holder of a noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is no longer consolidated.  SFAS No. 160 also establishes reporting requirements to clearly identify, distinguish and disclose the interests of the parent and the interests of the noncontrolling owners.  This standard is effective for fiscal years beginning after December 15, 2008.  We do not expect the adoption of this statement to have a material effect on our financial position or results of operations.

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

FORWARD-LOOKING INFORMATION

This Report contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements include the use of terms, or phrases that include such terms, as "expects," "estimated," "projects," "believes," "anticipates," "intends," and similar terms and phrases.  Such terms or phrases relate to, among other matters, our future financial performance, business prospects, growth strategies or liquidity.  The following important factors may affect our future results and could cause those results to differ materially from our historical results.  These factors include, in addition to those detailed above under the heading "Certain Factors Affecting the Company's Performance", the cost and availability of capital and raw materials, transportation costs related to petroleum price levels, the cost and availability of energy supplies, the loss of a significant customer or group of customers, materially adverse changes in economic conditions generally in carpet, rug and floor covering markets we serve and other risks detailed from time to time in our filings with the Securities and Exchange Commission

Item 3 - Quantitative and Qualitative Disclosures about Market Risk (dollars in thousands)

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

At June 28, 2008, the Company was a party to an interest rate swap agreement on its mortgage note payable with a notional amount equal to the outstanding balance of the mortgage note ($6,416 at June 28, 2008) which expires in March of 2013.  Under the interest rate swap agreement, the Company pays a fixed rate of 4.54% of interest times the notional amount and receives in return an amount equal to a specified variable rate of interest times the same notional amount.  The swap agreement effectively fixes the interest rate on the mortgage note payable at 6.54%.

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

At June 28, 2008, $25,119, or approximately 27% of the Company's total debt, was subject to floating interest rates.  A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $67.

Item 4 - Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief

Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated  the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 28, 2008, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”).  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

No changes in our internal control over financial reporting occurred during the quarter covered by this report that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures, as well as diverse interpretation of U. S. Generally Accepted Accounting Principals by accounting professionals.  It is also possible that internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  These inherent limitations are known features of the financial reporting process; therefore, it is possible to design into the process safeguards to reduce, though not eliminate all risk.

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

The U.S. floorcovering industry is cyclical and is influenced by a number of general economic factors.  In general the industry is dependent on residential and commercial construction activity, including new construction as well as remodeling. New construction is cyclical in nature. To a somewhat lesser degree, this also is true with residential and commercial remodeling.  A prolonged decline in new construction or remodeling activity could have a material adverse effect on our business, financial condition and results of operations. The level of activity in these industries is significantly affected by numerous factors, all of which are beyond our control, including among others:

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

Raw material price increases.

The cost of raw materials has a significant impact on our profitability.  In particular, our business requires the purchase of large volumes of nylon yarn, synthetic backing, latex, and dyes.  Continued increases in the cost of these raw materials could materially adversely affect our business, results of operations and financial condition if we are unable to pass these increases through to our customers.  We believe we have been generally successful in passing along raw material and other costs as they may occur; however, there can be no assurance that we will successfully recover such increases in cost, as they occur in the future.

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

We may be responsible for environmental cleanup costs/government regulation.

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

Unanticipated Business Interruptions.

Our business could be adversely affected if a significant portion of our plant, equipment or operations were damaged or interrupted by a casualty, condemnation, utility service disruption, work stoppage or other event beyond our control.  Such an event could have a material adverse effect on our business, results of operations and financial condition.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of shares of our common stock during the three months ended June 28, 2008:

Fiscal Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)
May 3, 2008	42,062	$7.75		$42,062
May 31, 2008	34,594	7.30		34,594
June 28, 2008	36,016	7.04		36,016
Three Fiscal Months Ended June 28, 2008	112,672	7.39	6,448,242	112,672

(1) On August 8, 2007, we announced a program to repurchase up to $10 million of our Common Stock.

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders was held on April 30, 2008.

(b)

The meeting was held to consider and vote upon the following proposals:  (1) to elect six individuals to the Board of Directors for the term of one year and (2) ratify the appointment of Ernst & Young LLP to serve as independent registered public accountants of the Company for 2008.  All Directors were elected and the appointment of Ernst & Young LLP as independent registered public accountants was approved, with the results of the vote summarized as follows:

		FOR	AGAINST	ABSTAIN	TOTAL
	Election of Directors:
	J. Don Brock	27,990,426	666,224	41,062	28,697,712
	Daniel K. Frierson	25,621,662	3,034,988	41,062	28,697,712
	Paul K. Frierson	25,626,570	3,030,080	41,062	28,697,712
	Walter W. Hubbard	28,512,316	144,334	41,062	28,697,712
	Lowry F. Kline	28,541,489	115,161	41,062	28,697,712
	John W. Murrey, III	28,542,089	114,561	41,062	28,697,712

	Ratification of Ernst & Young’s appointment	28,554,810	85,882	57,020	28,697,712

Item 5 - Other Information
None.

Item 6 - Exhibits
(a)	Exhibits
	(i)	Exhibits Incorporated by Reference
None

	(ii)	Exhibits Filed with this Report

		31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIXIE GROUP, INC.
(Registrant)

Date: August 7, 2008	By: /s/ GARY A. HARMON
Gary A. Harmon Vice President and Chief Financial Officer

Date: August 7, 2008	By: /s/ D. EUGENE LASATER
D. Eugene Lasater Controller