Form 10-Q
period 2008-09-27
DIXIE GROUP INC
filed 2008-11-06
CIK 29332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 27, 2008
or
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)	☐	Yes	☒	No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of October 23, 2008
Common Stock, $3 Par Value	11,788,779 shares
Class B Common Stock, $3 Par Value	869,909 shares
Class C Common Stock, $3 Par Value	0 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED BALANCE SHEETS (dollars in thousands)
	(Unaudited) Sept. 27, 2008	Dec. 29, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$265	$427
Accounts receivable (less allowance for doubtful accounts of $849 for 2008 and $676 for 2007)	33,949	32,868
Inventories	77,315	75,928
Other current assets	10,415	7,742
TOTAL CURRENT ASSETS	121,944	116,965

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	6,088	6,075
Buildings and improvements	46,480	45,890
Machinery and equipment	132,844	128,968
	185,412	180,933
Less accumulated depreciation and amortization	(87,124)	(78,555)
NET PROPERTY, PLANT AND EQUIPMENT	98,288	102,378

OTHER ASSETS
Goodwill	56,581	56,743
Other long-term assets	13,304	14,152
TOTAL OTHER ASSETS	69,885	70,895
TOTAL ASSETS	$290,117	$290,238

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$10,958	$11,492
Accrued expenses	20,144	21,242
Current portion of long-term debt	8,894	8,817
TOTAL CURRENT LIABILITIES	39,996	41,551

LONG-TERM DEBT
Senior indebtedness	68,754	60,119
Capital lease obligations	1,639	2,547
Convertible subordinated debentures	14,662	17,162
TOTAL LONG-TERM DEBT	85,055	79,828

DEFERRED INCOME TAXES	11,447	11,726
OTHER LONG-TERM LIABILITIES	13,312	15,019
COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued - 15,833,380 shares for 2008 and 15,673,714 shares for 2007	47,500	47,021
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued - 869,909 for 2008 and 835,908 shares for 2007	2,610	2,508
Additional paid-in capital	135,684	135,449
Retained earnings	13,029	12,563
Accumulated other comprehensive income	552	230
	199,375	197,771
Less Common Stock in treasury at cost - 4,044,085 shares for 2008 and 3,556,252 shares for 2007	(59,068)	(55,657)
TOTAL STOCKHOLDERS' EQUITY	140,307	142,114
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$290,117	$290,238

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) (dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007
Net sales	$72,917	$82,385	$220,794	$241,278
Cost of sales	54,029	57,878	158,796	168,690

Gross profit	18,888	24,507	61,998	72,588
Selling and administrative expenses	18,733	19,371	56,754	59,691
Other operating income	(56)	(147)	(292)	(257)
Other operating expense	178	149	546	418

Operating income	33	5,134	4,990	12,736

Interest expense	1,483	1,613	4,414	4,839
Other income	(165)	(9)	(348)	(46)
Other expense	5	28	31	59

Income (loss) from continuing operations before taxes	(1,290)	3,502	893	7,884
Income tax provision (benefit)	(558)	1,263	260	2,852

Income (loss) from continuing operations	(732)	2,239	633	5,032
Income (loss) from discontinued operations, net of tax	(101)	9	(167)	(175)

Net income (loss)	$(833)	$2,248	$466	$4,857

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.06)	$0.18	$0.05	$0.39
Discontinued operations	(0.01)	0.00	(0.01)	(0.01)
Net income (loss)	$(0.07)	$0.18	$0.04	$0.38

BASIC SHARES OUTSTANDING	12,345	12,817	12,515	12,805

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.06)	$0.17	$0.05	$0.39
Discontinued operations	(0.01)	0.00	(0.01)	(0.02)
Net income (loss)	$(0.07)	$0.17	$0.04	$0.37

DILUTED SHARES OUTSTANDING	12,345	12,985	12,625	12,990

DIVIDENDS PER SHARE:
Common Stock	---	---	---	---
Class B Common Stock	---	---	---	---

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (dollars in thousands)
	Nine Months Ended
	Sept. 27, 2008	Sept. 29, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$633	$5,032
Loss from discontinued operations	(167)	(175)
Net income	466	4,857

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	10,385	9,693
Change in deferred income taxes	(751)	(1,025)
Excess tax benefit from stock-based awards	---	(131)
Net (gain) loss on property, plant and equipment disposals	(97)	12
Gain on sale of available-for-sale securities	(222)	---
Stock-based compensation expense	975	911
Changes in operating assets and liabilities:
Accounts receivable	(1,081)	(6,915)
Inventories	(1,387)	(7,274)
Accounts payable and accrued expenses	(1,865)	7,259
Other operating assets and liabilities	(2,865)	709
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,558	8,096

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	306	20
Purchase of property, plant and equipment	(6,275)	(11,641)
Proceeds from sale of available-for-sale securities	222	---
NET CASH USED IN INVESTING ACTIVITIES	(5,747)	(11,621)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on credit line	12,471	5,735
Payments on term loan	(1,282)	(1,282)
Borrowings from equipment financing	---	3,419
Payments on equipment financing	(2,208)	(1,617)
Payments on capitalized leases	(991)	(963)
Payments on mortgage note payable	(186)	(173)
Payments on subordinated indebtedness	(2,500)	(2,500)
Change in outstanding checks in excess of cash	109	1,125
Common stock issued under stock option plans	25	266
Common stock acquired for treasury	(3,411)	(837)
Excess tax benefit from stock-based awards	---	131
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,027	3,304

DECREASE IN CASH AND CASH EQUIVALENTS	(162)	(221)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	427	538

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$265	$317

Supplemental Cash Flow Information:
Interest paid	$4,258	$4,534
Income taxes paid, net of tax refunds	1,337	1,526

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	Common Stock and Class B Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock in Treasury	Total Stockholders' Equity
Balance at December 29, 2007	$49,529	$135,449	$12,563	$230	$(55,657)	$142,114
Common Stock acquired for treasury - 487,833 shares	---	---	---	---	(3,411)	(3,411)
Common Stock and Class B issued under stock option plan - 6,250 shares	19	6	---	---	---	25
Restricted stock grants issued - 187,417 shares	562	(562)	---	---	---	---
Tax expense from exercise of stock options	---	(124)	---	---	---	(124)
Stock-based compensation expense	---	915	---	---	---	915
Comprehensive Income (Loss):
Net income	---	---	466	---	---	466
Unrealized loss on interest rate swap agreements, net of tax of $13	---	---	---	(21)	---	(21)
Unrealized gain on available-for- sale securities, net of tax of $328	---	---	---	533	---	533
Realized gain on sale of available- for-sale securities, net of tax of $85	---	---	---	(137)	---	(137)
Pension and postretirement benefit plans:
Recognition of net actuarial gain, net of tax of $13	---	---	---	(21)	---	(21)
Amortization of prior service credits, net of tax of $20	---	---	---	(32)	---	(32)
Total Comprehensive Income	---	---	466	322	---	788
Balance at September 27, 2008	$50,110	$135,684	$13,029	$552	$(59,068)	$140,307

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements which do not include all the information and footnotes required by such accounting principles for annual financial statements.  In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which includes the Company’s consolidated financial statements for the fiscal year ended December 29, 2007.  Operating results for the three month and nine month periods ended September 27, 2008 are not necessarily indicative of the results that may be expected for the entire 2008 year.

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

The Statement permits all entities to choose the fair value measurement option at specified election dates, after which unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings at each subsequent reporting date.  The fair value option may be applied instrument by instrument; however, the election is irrevocable and may apply only to entire instruments and not to portions of instruments.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  This statement did not have a material effect on the Company's financial position or results of operations.

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

The Company's stock compensation expense was $325 and $975 for the three and nine months ended September 27, 2008 and $283 and $911 for the three and nine months ended September 29, 2007, respectively.

NOTE D - ACCOUNTS RECEIVABLE

Accounts receivable are summarized as follows:

	Sept. 27, 2008	Dec. 29, 2007
Customers, trade	$30,720	$29,929
Other	4,078	3,615
Gross receivables	34,798	33,544
Less allowance for doubtful accounts	(849)	(676)
Net receivables	$33,949	$32,868

The Company also had notes receivable in the amount of $438 and $542 at September 27, 2008 and December 29, 2007, respectively.  The current portions of notes receivable are included in accounts receivable and the non-current portions are included in other long-term assets in the Company's consolidated condensed balance sheets.

NOTE E - INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method, which generally matches current costs of inventory sold with current revenues, for substantially all inventories.  Inventories are summarized as follows:

	Sept. 27, 2008	Dec. 29, 2007
Raw materials	$27,279	$26,148
Work-in-process	17,392	15,999
Finished goods	49,043	44,359
Supplies, repair parts and other	426	430
LIFO reserve	(16,825)	(11,008)
Total inventories	$77,315	$75,928

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

NOTE F - DISCONTINUED OPERATIONS

Results associated with operations that have been sold or discontinued are generally classified as discontinued operations for all periods presented.  Discontinued operations are summarized as follows:

	Three Months Ended		Nine Months Ended
	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007
Income (loss) from discontinued operations:
Before income taxes	$(130)	$14	$(234)	$(272)
Income tax provision (benefit)	(29)	5	(67)	(97)
Income (loss) from discontinued operations, net of tax	$(101)	$9	$(167)	$(175)

Discontinued operations' losses for the nine months ended September 27, 2008 and September 29, 2007 primarily consisted of expenses for workers' compensation related to businesses sold in 2003 and 2004.

NOTE G - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	Sept. 27, 2008	Dec. 29, 2007
Compensation and benefits	$5,958	$7,859
Provision for customer rebates, claims and allowances	5,408	5,470
Outstanding checks in excess of cash	2,647	2,538
Other	6,131	5,375
Total accrued expenses	$20,144	$21,242

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

	Three Months Ended		Nine Months Ended
	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007
Warranty reserve beginning of period	$1,473	$1,496	$1,515	$1,276
Warranty liabilities accrued	1,016	923	2,698	2,966
Warranty liabilities settled	(879)	(786)	(2,502)	(2,752)
Changes in pre-existing warranty liabilities	(115)	(30)	(216)	113
Warranty reserve end of period	$1,495	$1,603	$1,495	$1,603

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

NOTE I - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	Sept. 27, 2008	Dec. 29, 2007
Senior indebtedness
Credit line borrowings	$41,924	$29,453
Term loans	14,729	16,011
Equipment financing	10,837	13,045
Capital lease obligations	2,945	3,936
Mortgage note payable	6,352	6,538
Total senior indebtedness	76,787	68,983
Convertible subordinated debentures	17,162	19,662
Total long-term debt	93,949	88,645
Less current portion of long-term debt	(7,588)	(7,428)
Less current portion of capital lease obligations	(1,306)	(1,389)
Total long-term debt, less current portion	$85,055	$79,828

The Company's senior loan and security agreement, which matures on May 11, 2010, provides $84,729 of credit, consisting of $70,000 of revolving credit and a $14,729 term loan.  The Company's credit facilities do not contain ongoing financial covenants and permit payment of dividends and repurchases of the Company's Common Stock in an aggregate annual amount of up to $3,000 and distributions in excess of $3,000 annually under conditions specified in the agreement.  The agreement also contains flexible provisions that may permit payment of an additional $10,000 of dividends or repurchases of the Company's Common Stock through December 31, 2008.  The agreement also contains covenants that could limit future acquisitions.  The unused borrowing capacity under the senior loan and security agreement on September 27, 2008 was $18,628.

See NOTE P - SUBSEQUENT EVENTS.

NOTE J - FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157 on the first day of fiscal year 2008.  SFAS No. 157 defines fair value as the exchange value of an asset or a liability in an orderly transaction between market participants.  The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and related disclosures.  The three broad fair value hierarchy levels are defined as follows:

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

The Company's available-for-sale securities and interest rate swaps are measured under the fair value standard.  The following table summarizes the hierarchy level the Company used to determine fair value of its financial assets and liabilities as of September 27, 2008:

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

	Balance at	Fair Value Hierarchy Level
	Sept. 27, 2008	Level 1		Level 2		Level 3
Assets:
Available-for-sale securities	$640		$640	$	---	$	---

Liabilities:
Interest rate swaps	$931	$	---		$931	$	---

The fair value of available-for-sale securities was determined based on quoted market prices and the fair value of the interest rate swaps was obtained from external sources and was determined through the use of models that consider various assumptions and relevant economic factors.

Available-for-sale securities are reflected on the Company's consolidated condensed balance sheet in other long-term assets and related gains and losses are deferred in Accumulated Other Comprehensive Income ("AOCI").  Unrealized gains, net of taxes, included in AOCI were $396 at September 27, 2008.

The Company is a party to an interest rate swap agreement with a notional amount of $30,000 through May 11, 2010.  Under the interest rate swap agreement, the Company pays a fixed rate of interest of 4.79% times the notional amount and receives in return a specified variable rate of interest times the same notional amount.  The interest rate swap agreement is linked to the Company's variable rate debt and is considered a highly effective hedge.  The fair value of the interest rate swap agreement is reflected on the Company's consolidated condensed balance sheets in other long-term liabilities and related gains and losses are deferred in AOCI.  Unrealized losses, net of taxes, included in AOCI were $473 at September 27, 2008.

The Company is also a party to an interest rate swap agreement through March 2013, which is linked to a mortgage and considered a highly effective hedge.  Under the interest rate swap agreement, the Company pays a fixed rate of interest times a notional amount equal to the outstanding balance of the mortgage, and receives in return an amount equal to a specified variable rate of interest times the same notional amount.  At September 28, 2008, the notional amount of the interest rate swap agreement was $6,352.  Under the terms of the interest rate swap agreement, the Company pays a fixed interest rate of 4.54% through March 2013, which effectively fixes the interest rate on the mortgage at 6.54%.  The fair value of the interest rate swap agreement is reflected on the Company's consolidated condensed balance sheets in other long-term liabilities and related gains and losses are deferred in AOCI.  Unrealized losses, net of taxes, included in AOCI were $103 at September 27, 2008.

NOTE K - EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) defined contribution plan covering substantially all associates.  The Company matches participants' contributions, on a sliding scale, up to a maximum of 5% of the participant's earnings.  The Company may make additional contributions to the plan if the Company achieves certain performance targets.

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation.  The obligations owed to participants under this plan were $10,883 at September 27, 2008 and $12,709 at December 29, 2007 and are included in other long-term liabilities in the Company's consolidated condensed balance sheets.  The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors.  The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan.  Amounts invested in company-owned life insurance in the Rabbi Trust were $10,961 at September 27, 2008 and $12,777 at December 29, 2007 and are included in other long-term assets in the Company's consolidated condensed balance sheets.

On December 29, 2007, the Company merged its only remaining defined benefit pension plan into a multi-employer pension plan.  As a result of the merger, the Company ceased to be a plan sponsor and became a contributing employer in the multi-employer pension plan.  The Company contributed $205 in January 2008 to complete its funding obligation for the defined benefit pension plan.  The Company's expense related to the multi-employer pension plan was $44 and $142 during the three months and nine months ended September 27, 2008, respectively.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

Components of net periodic benefit costs for all Company sponsored retirement plans are summarized as follows:

	Three Months Ended			Nine Months Ended
	Sept. 27, 2008		Sept. 29, 2007	Sept. 27, 2008		Sept. 29, 2007
Defined benefit plan:
Service cost	$	---	$51	$	---	$153
Interest cost		---	43		---	129
Expected return on plan assets		---	(51)		---	(153)
Amortization of prior service cost		---	2		---	5
Recognized net actuarial loss		---	25		---	74
Settlement loss		---	89		---	89
Total - Defined benefit plan		---	159		---	297
Defined contribution plan		272	243		832	752
Net periodic benefit cost		$272	$402		$832	$1,049

The Company sponsors a legacy postretirement benefit plan that provides life insurance to a limited number of associates as a result of a prior acquisition.  The Company also sponsors a postretirement benefit plan that provides medical and life insurance for a limited number of associates who retired prior to January 1, 2003.

Components of net periodic benefit costs for all postretirement plans are summarized as follows:

	Three Months Ended				Nine Months Ended
	Sept. 27, 2008		Sept. 29, 2007		Sept. 27, 2008		Sept. 29, 2007
Defined benefit plans:
Service cost	$	---		$2	$	---		$13
Interest cost		---		16		---		58
Amortization of prior service credits		(17)		(8)		(52)		(40)
Recognized net actuarial gains		(12)		(10)		(35)		(31)
Net periodic benefit credit		$(29)	$	---		$(87)	$	---

Amounts contributed or expected to be contributed by the Company during the current fiscal year to its postretirement plans are not anticipated to be significantly different from amounts disclosed in the Company's 2007 Annual Report filed on Form 10-K.

NOTE L - INCOME TAXES

The Company accounts for uncertainty in income tax positions under the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48").  Unrecognized tax benefits at September 27, 2008 were $413, including $68 of accrued interest.  Such benefits, if recognized, would favorably affect the Company's effective tax rate.  The Company does not expect its unrecognized tax benefits to change significantly during the next twelve months.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company and its subsidiaries are subject to United States federal income taxes, as well as income taxes in a number of state jurisdictions.  The tax years subsequent to 2004 remain open to examination for U.S. federal income taxes and most state jurisdictions.  A few state jurisdictions remain open to examination for tax years subsequent to 2003.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

NOTE M - COMMON STOCK AND EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended		Nine Months Ended
	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007
Income (loss) from continuing operations (1)	$(732)	$2,239	$633	$5,032

Denominator for calculation of basic earnings (loss) per share - weighted-average shares (2)	12,345	12,817	12,515	12,805

Effect of dilutive securities:
Stock options (3)	---	112	59	142
Restricted stock grants (2)(3)	---	38	48	34
Directors' stock performance units (3)	---	18	3	9
Denominator for calculation of diluted earnings (loss) per share - weighted-average shares adjusted for potential dilution (2)(3)	12,345	12,985	12,625	12,990

Earnings (loss) per share:
Basic	$(0.06)	$0.18	$0.05	$0.39
Diluted	(0.06)	0.17	0.05	0.39

(1)	No adjustments needed to the numerator for diluted calculations.
(2)	Includes Common and Class B Common shares in thousands.
(3)

Because their effects are anti-dilutive, shares issuable under stock option plans where the exercise price is greater than the average market price of Common Shares outstanding at the end of the relevant period, restricted stock grants where market conditions have not been met, and shares issuable on conversion of subordinated debentures into shares of Common Stock have been excluded.  Aggregate shares excluded were 1,534 and 1,457 during the three and nine months ended September 27, 2008 and 1,411 and 1,350 during the three and nine months ended September 29, 2007.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

NOTE N - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007
Net income (loss)	$(833)	$2,248	$466	$4,857
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap agreements:
Before income taxes	13	(737)	(34)	(439)
Income taxes	5	(280)	(13)	(167)
Net of taxes	8	(457)	(21)	(272)

Unrealized gain on available-for-sale securities:
Before income taxes	110	---	861	---
Income taxes	43	---	328	---
Net of taxes	67	---	533	---

Realized gain on sale of available-for-sale securities:
Before income taxes	(110)	---	(222)	---
Income taxes	(43)	---	(85)	---
Net of taxes	(67)	---	(137)	---

Recognition of net actuarial (gain) loss of pension and postretirement benefit plans:
Before income taxes	(12)	14	(34)	43
Income taxes	(5)	5	(13)	16
Net of taxes	(7)	9	(21)	27

Amortization of prior service credits of postretirement benefit plans:
Before income taxes	(17)	(6)	(52)	(35)
Income taxes	(6)	(2)	(20)	(13)
Net of taxes	(11)	(4)	(32)	(22)

Comprehensive income (loss)	$(843)	$1,796	$788	$4,590

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Available-for-Sale Securities		Pension and Post-Retirement Liabilities	Total
Balance at December 29, 2007	$(555)	$	---	$785	$230

Unrealized loss on interest rate swap agreements, net of tax of $13	(21)		---	---	(21)

Unrealized gains on available-for-sale securities, net of tax of $328	---		533	---	533

Realized gains on sale of available-for-sale securities, net of tax of $85	---		(137)	---	(137)

Recognition of net actuarial gain of pension and postretirement benefit plans, net of tax of $13	---		---	(21)	(21)

Amortization of prior service credits of pension and postretirement benefit plans, net of tax of $20	---		---	(32)	(32)
Balance at September 27, 2008	$(576)		$396	$732	$552

In March 2008, the Company recorded certain available-for-sale securities believed to have been acquired through a prior acquisition.  Such securities were not reflected in the financial statements of any prior acquisition.  The effect of this transaction increased other non-current assets by $868, increased accumulated other comprehensive income by $538 and increased deferred tax liabilities by $330.  The effect of recording these securities was not material to the Company's historical consolidated financial statements or to the period in which they were recorded.

NOTE O - OTHER (INCOME) EXPENSE

Other (income) expense is summarized as follows:

	Three Months Ended				Nine Months Ended
	Sept. 27, 2008		Sept. 29, 2007		Sept. 27, 2008	Sept. 29, 2007
Other operating income:
Gain on sale of operating assets	$	---	$	---	$(116)	$(12)
Miscellaneous income		(56)		(147)	(176)	(245)
Other operating income		$(56)		$(147)	$(292)	$(257)

Other operating expense:
Retirement expenses		$96		$113	$346	$277
Miscellaneous expense		82		36	200	141
Other operating expense		$178		$149	$546	$418

Other income:
Interest income		$(4)		$(3)	$(16)	$(13)
Sale of available-for-sale securities		(109)		---	(222)	---
Miscellaneous income		(52)		(6)	(110)	(33)
Other income		$(165)		$(9)	$(348)	$(46)

Other expense:
Miscellaneous expense		$5		$28	$31	$59
Other expense		$5		$28	$31	$59

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

NOTE P- SUBSEQUENT EVENTS

In October 2008, the Company amended and restated its senior loan and security agreement to extend the term of the agreement by an additional three years.  The amended and restated senior loan and security agreement matures on May 11, 2013 and provides $84,587 of credit, consisting of $70,000 of revolving credit and a $14,587 term loan.  The term loan is payable in monthly principal installments of $126 and is due May 11, 2013.

Interest rates available under the amended and restated senior loan and security agreement may be selected from a number of options that effectively allow the Company to borrow at rates ranging from the lender's prime rate plus 1.50% to the lender's prime rate plus 2.75% for base rate loans, or at rates ranging from LIBOR plus 2.00% to LIBOR plus 3.25% for LIBOR loans.  The effect of the new interest rates are expected to increase the Company’s cost for borrowing under the agreement by approximately 0.50%.  Commitment fees ranging from 0.25% to 0.375% per annum are payable on the average daily unused balance of the revolving credit facility.  The levels of our accounts receivable and inventory limit borrowing availability under the revolving credit facility.  The facility is secured by a first priority lien on substantially all of the Company’s assets.

Consistent with the prior senior loan and security agreement, the amended and restated senior loan and security agreement does not contain ongoing financial covenants and permits payment of dividends and repurchases of the Company’s Common Stock in an aggregate annual amount of up to $3,000 and distributions in excess in $3,000 under conditions specified in the agreement.  The agreement also contains provisions that may permit the payment of up to an additional $10,000 of dividends or repurchases of Common Stock through December 31, 2008.  The agreement also contains covenants that could limit future acquisitions.

In response to the continuing difficult economic conditions, the Company developed and began implementing, in October of this year, a plan to consolidate certain operations to better utilize the Company’s facilities and reduce cost. The plan consolidates the Company’s tufting operations in North Georgia into its Atmore, Alabama facility and its tufting, dyeing and finishing operations in Santa Ana, California into one facility.  Additionally, the Company is making organizational changes to reduce staff and expenses throughout the Company. The facility consolidations and organizational changes should reduce total employment by approximately 6%.  The aggregate cost to fully implement the consolidations and organizational changes is expected to be approximately $3.0 to $3.5 million.  These costs will negatively impact the Company’s results until the consolidations are completed in the first quarter of next year.   The Company believes these initiatives will reduce ongoing fixed cost and improve efficiencies in both its East Coast and West Coast operations while leaving adequate capacity for growth.

Item 2.

Management's Discussion and Analysis of Results of Operations and Financial Condition

The following is presented to update the discussion of results of operations and financial condition included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies were outlined in Management's Discussion and Analysis of Results of Operations and Financial Condition in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no changes to those critical accounting policies subsequent to the date of that report.

RESULTS OF OPERATIONS

The carpet industry continues to be negatively impacted by declining sales of new and existing housing units, lower commercial building and refurbishing, difficult credit conditions, and contracting consumer confidence.  The industry’s third quarter 2008 year-over-year sales comparison reflected a 3.3% decline, with sales of residential carpet down 6.5% while sales of commercial carpet were up 1.6%.  For the first nine months of 2008, the industry’s year-over-year sales comparison reflected a 6.0% decline, with residential carpet down 10.7% and commercial carpet up 1.7%. Our sales and operating results were also affected by negative conditions in the industry.  We believe the higher price point markets, where our business is concentrated, were particularly weak in the third quarter of this year.

In response to the continuing difficult economic conditions, we developed and began implementing a plan to consolidate certain of our operations to better utilize our facilities and reduce cost.  Our cost reduction initiatives include consolidating our tufting operations in North Georgia into our Atmore, Alabama facility and consolidating our tufting, dyeing and finishing operations in Santa Ana, California into one facility.  Additionally, we are making organizational changes throughout our Company to reduce staff and expenses.  The facility consolidations and organizational changes should reduce total employment by approximately 6% on top of the 9% staffing reduction that took place in the second quarter of this year.  The aggregate cost to fully implement the consolidations and organizational changes is expected to be approximately $3.0 to $3.5 million.  These costs will negatively impact our results until the restructuring is completed in the first quarter of next year.  We believe these initiatives will reduce ongoing fixed cost and improve efficiencies in both our East Coast and West Coast operations while leaving adequate capacity for growth.

The following table sets forth certain elements of our continuing operations as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.1%	70.3%	71.9%	69.9%

Gross profit	25.9%	29.7%	28.1%	30.1%
Selling and administrative expenses	25.7%	23.5%	25.7%	24.7%

Other operating income	(0.0)%	(0.2)%	(0.1)%	(0.1)%
Other operating expense	0.2%	0.2%	0.2%	0.2%

Operating income	0.0%	6.2%	2.3%	5.3%

Net Sales.  Net sales for the quarter ended September 27, 2008 were $72.9 million, down 11.5% from net sales of $82.4 million in the year-earlier quarter.  Net sales for the first nine months of 2008 were $220.8 million, down 8.5% from net sales of $241.3 million in the prior year period.  Our comparison of net carpet sales with the prior year reflected a 10.7% decline for the third quarter of 2008, with net sales of residential carpet down 12.1% and net sales of commercial carpet down 8.5%.  For the first nine months of 2008, the comparison reflected a 7.1% decline in net carpet sales, with net sales of residential carpet down 10.2% and net sales of commercial carpet down 1.6%.  The lower net sales are principally attributable to continued significant weakness in carpet markets that began to be reflected in our residential business in 2006 and in our commercial business this year.

Cost of Sales.  Cost of sales, as a percentage of net sales, increased 3.8 percentage points in the third quarter of 2008 and 2.0 percentage points for the first nine months of 2008, compared with the same periods in 2007, principally due to higher raw material, energy and fixed costs per unit.  During the first nine months of this year raw material and energy cost increased approximately 12% and fixed cost per unit increased as production declined.  We increased our selling prices in each of the first three quarters of this year to recoup the higher raw material and energy costs.  However, all of the new selling prices will not be fully in effect until the fourth quarter of this year.

Gross Profit.  Gross profit declined $5.6 million and $10.6 million, respectively, in the third quarter and first nine months of 2008, compared with the same periods of the previous year.  This decrease is principally attributable to the lower sales volume and the factors described above that increased cost of sales as a percentage of net sales.

Selling and Administrative Expenses.  Selling and administrative expenses declined $638 thousand in the third quarter of 2008 and $2.9 million for the first nine months of 2008, compared with the same periods in 2007.  As a percentage of net sales, these expenses increased in 2008 due to lower sales volume.

Other Operating Income.  Other operating income declined $91 thousand in the third quarter of 2008, compared with the third quarter of 2007 due to foreign currency gains in 2007 that did not repeat this year.  Other operating income was not significantly different for the first nine months of 2008 and 2007.

Other Operating Expense.  Other operating expense was not significantly different in the third quarter of 2008 and 2007.  For the first nine months of 2008 other operating expense increased $128 thousand, compared with the first nine months of 2007, principally due to higher retirement and miscellaneous expenses in 2008.

Operating Income.  Operating income was $33 thousand, or 0.0% of sales, in the third quarter of 2008 and $5.0 million, or 2.3% of sales, for the first nine months of 2008, compared with $5.1 million, or 6.2% of sales, in the third quarter of 2007 and $12.7 million, or 5.3% of sales, for the first nine months of 2007.

Interest Expense.  The decrease in Interest expense during the third quarter and first nine months of 2008, compared with the same periods in 2007, is principally due to lower interest rates in 2008.

Other Income.  Other income increased $156 thousand in the third quarter of 2008 and $302 thousand for the first nine months of 2008, compared with the same periods in 2007, primarily due to the disposal of available-for-sale securities in 2008.

Other Expense.   Other expense was not significant in 2008 or 2007.

Income Tax Provision (Benefit).  Our effective income tax rate was a benefit of 43.3% and a provision of 29.1%, respectively for the three and nine months ended September 27, 2008 compared with a provision of 36.1% and 36.2%, respectively for the three and nine month periods ended September 29, 2007.  Our 2008 effective income tax rates differed from statutory rates primarily as a result of the effects of permanent differences and tax credits on pre-tax earnings utilized in the tax calculations.

Income (Loss) From Continuing Operations.  Continuing operations reflected a loss of $732 thousand, or $0.06 per diluted share for the third quarter of 2008, compared with income from continuing operations of $2.2 million, or $0.17 per diluted share, for the third quarter of 2007.  Income from continuing operations was $633 thousand, or $0.05 per diluted share, for the first nine months of 2008 compared with $5.0 million, or $0.39 per diluted share, for the first nine months of 2007.

Net Income (Loss).  Discontinued operations reflected a loss of $101 thousand, or $0.01 per diluted share for the third quarter of 2008, compared with income of $9 thousand, or $0.00 per diluted share for the third quarter of 2007.  For the first nine months of 2008, the loss from discontinued operations was $167 thousand, or $0.01 per diluted share, compared with a loss of $175 thousand, or $0.02 per diluted share in the year earlier period.

Including discontinued operations, our results reflected a net loss of $833 thousand, or $0.07 per diluted share for the third quarter of 2008, compared with net income of $2.2 million, or $0.17 per diluted share, for the third quarter of 2007.  For the first nine months of 2008, net income was $466 thousand, or $0.04 per diluted share, compared with net income of $4.9 million, or $0.37 per diluted share, in the year-earlier period.

LIQUIDITY AND CAPITAL RESOURCES

During the nine-months ended September 27, 2008, we increased debt by $5.3 million, generated $3.6 million of funds from operating activities, $528 thousand from sales of property, plant and equipment and available-for-sale securities, increased outstanding checks in excess of cash by $109 thousand and reduced cash on our balance sheet by $162 thousand.  These funds were used to finance our operations, purchase $6.3 million of capital assets and acquire $3.4 million of our Common Stock.

Working capital increased $6.5 million during the first nine months of 2008 principally due to seasonal increases in accounts receivable, inventories and prepaid expenses.  Capital expenditures for the nine months ended September 27,

2008 were $6.3 million while depreciation and amortization was $10.4 million.  We expect approximately $11.0 million of capital expenditures for fiscal 2008, while depreciation and amortization should be approximately $13.7 million.  Capital expenditures planned for 2008 primarily relate to new manufacturing technology.

During the first nine months of 2008, we purchased 487,833 shares of our Common Stock at an average price of $6.95 per share, pursuant to our previously authorized stock repurchase program.  On September 27, 2008, we discontinued our 10b-18 stock repurchase plan and intend to moderate our repurchases in order to maintain a conservative capital structure.  In light of recent developments, we intend to continue purchasing a limited amount of our Common Stock in order to provide some liquidity for shareholders during this period of economic uncertainty.

The unused borrowing capacity under our senior loan and security agreement was approximately $18.6 million at September 27, 2008.

In October 2008, we amended and restated our senior loan and security agreement to extend the term of the agreement by an additional three years.  The amended and restated senior loan and security agreement matures on May 11, 2013 and provides $84.6 million of credit, consisting of $70.0 million of revolving credit and a $14.6 million term loan.  The term loan is payable in monthly principal installments of $126 thousand and is due May 11, 2013.

Interest rates available under the amended and restated senior loan and security agreement may be selected from a number of options that effectively allow us to borrow at rates ranging from the lender's prime rate plus 1.50% to the lender's prime rate plus 2.75% for base rate loans, or at rates ranging from LIBOR plus 2.00% to LIBOR plus 3.25% for LIBOR loans.  The effect of the new interest rates is expected to increase our cost for borrowings under the agreement by approximately 0.50%.  Commitment fees ranging from 0.25% to 0.375% per annum are payable on the average daily unused balance of the revolving credit facility.  The levels of our accounts receivable and inventory limit borrowing availability under the revolving credit facility.  The facility is secured by a first priority lien on substantially all of our assets.

Consistent with the prior senior loan and security agreement, the amended and restated senior loan and security agreement does not contain ongoing financial covenants and permits payment of dividends and repurchases of our Common Stock in an aggregate annual amount of up to $3.0 million and distributions in excess in $3.0 million under conditions specified in the agreement.  The agreement also contains provisions that may permit the payment of up to an additional $10.0 million of dividends or repurchases of Common Stock through December 31, 2008.  The agreement also contains covenants that could limit future acquisitions.

We believe our operating cash flows and credit facilities are adequate to finance our anticipated liquidity requirements.

GOODWILL

Goodwill represents the excess of the purchase price over the fair value of identified net assets acquired in prior business combinations.  Goodwill is not amortized, but is tested for impairment annually, or whenever events or changes in circumstances indicate that an asset, or collection of assets in a reporting unit, might be impaired.  Impairment of our goodwill is measured by comparing the carrying value of the reporting unit, including goodwill, with the operating units' “fair value” (for these purposes, defined as the “present value of the expected future cash flows of the reporting unit”).  A significant decline in operating results may be an indicator of impairment.  Based on the decline in third quarter 2008 operating results of certain of our business units we performed an interim assessment of the carrying value of our goodwill as of September 27, 2008 and the assessment indicated that there was no impairment to the carrying value of our goodwill.  Although our stock price has declined, we do not believe this is a reliable indicator of the ongoing cash flows of our specific business units.  We will perform our normal annual goodwill assessment in the fourth quarter of this year.

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

FORWARD-LOOKING INFORMATION

This Report contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include the use of terms or phrases that include such terms as "expects," "estimated," "projects," "believes," "anticipates," "intends," “should,” and similar terms and phrases. Such terms or phrases relate to, among other matters, our future financial performance, business prospects, growth strategies or liquidity. The following important factors may affect our future results and could cause those results to differ materially from our historical results. These factors include, in addition to those detailed under the heading "Certain Factors Affecting the Company's Performance", the cost and availability of capital and raw materials, transportation costs related to petroleum price levels, the cost and availability of energy supplies, the loss of a significant customer or group of customers, materially adverse changes in economic conditions generally in carpet, rug and floorcovering markets we serve and other risks detailed from time to time in our filings with the Securities and Exchange Commission.

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

At September 27, 2008, the Company was a party to an interest rate swap agreement on its mortgage note payable with a notional amount equal to the outstanding balance of the mortgage note ($6,352 at September 27, 2008) which expires in March of 2013.  Under the interest rate swap agreement, the Company pays a fixed rate of interest of 4.54%  times the notional amount and receives in return an amount equal to a specified variable rate of interest times the same notional amount.  The swap agreement effectively fixes the interest rate on the mortgage note payable at 6.54%.

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

At September 27, 2008, $26,653, or approximately 28% of the Company's total debt, was subject to floating interest rates.  A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $83.

Item 4 - Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated  the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 27, 2008, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”).  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

No changes in our internal control over financial reporting occurred during the quarter covered by this report that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures, as well as diverse interpretation of U. S. Generally Accepted Accounting Principals by accounting professionals.  It is also possible that internal control over financial reporting can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  These inherent limitations are known features of the financial reporting process; therefore, while it is possible to design into the process safeguards to reduce such risk, it is not possible to eliminate all risk.

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

The U.S. floorcovering industry is cyclical and is influenced by a number of general economic factors.  In general the industry is dependent on residential and commercial construction activity, including new construction as well as remodeling. New construction is cyclical in nature. To a somewhat lesser degree, this also is true with residential and commercial remodeling.  A prolonged decline in any of these industries or markets could have a material adverse effect on our business, financial condition and results of operations. The level of activity in these industries or markets is significantly affected by numerous factors, all of which are beyond our control, including among others:

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

The floorcovering industry is highly competitive.  We face competition from a number of domestic manufacturers and independent distributors of floorcovering products and, in certain product areas, foreign manufacturers.  There has been significant consolidation within the floorcovering industry during recent years which has caused a number of our existing and potential competitors to be significantly larger and have significantly greater resources and access to capital than we do.  Maintaining our competitive position may require us to make substantial additional investments in our product development efforts, manufacturing facilities, distribution network and sales and marketing activities, which may be limited by our access to capital, as well as restrictions set forth in our credit facilities.  Competitive pressures may also result in decreased demand for our products and in the loss of market share.  In addition, we face, and will continue to face, pressure on sales prices of our products from competitors.  As a result of any of these factors, there could be a material adverse effect on our sales and profitability.

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

Nylon yarn is the principal raw material used in our floorcovering products.  A significant portion of nylon yarn is purchased from one supplier.  We believe there are other sources of nylon yarns; however, an unanticipated termination or interruption of our supply arrangements could adversely affect our operations and could be material.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of shares of our common stock during the three months ended September 27, 2008:

Fiscal Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)
August 2, 2008	191,508	$5.55		$191,508
August 30, 2008	13,685	7.76		13,685
September 27, 2008	31,993	7.71		31,993
Three Fiscal Months Ended September 27, 2008	237,186	5.97	5,021,334	237,186

(1) On August 8, 2007, we announced a program to repurchase up to $10 million of our Common Stock.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits
(a)	Exhibits
	(i)	Exhibits Incorporated by Reference
99.1

On August 18, 2008, The Dixie Group, Inc. entered into a plan with Stifel, Nicolaus & Company, Incorporated, pursuant to the Securities and Exchange Act of 1934, Rule 10b5-1, to facilitate repurchases of shares of its Common Stock.

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

THE DIXIE GROUP, INC.
(Registrant)

Date: November 6, 2008	By: /s/ GARY A. HARMON
Gary A. Harmon Vice President and Chief Financial Officer

Date: November 6, 2008	By: /s/ D. EUGENE LASATER
D. Eugene Lasater Controller