Form 10-K
period 2008-12-27
DIXIE GROUP INC
filed 2009-03-05
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2008
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
(Address of principal executive offices) (Zip code)
(423) 510-7000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Title of class
Common Stock, $3.00 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐

Yes

☑

No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

☐

Yes

☑

No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐   Accelerated filer    ☑

Non-accelerated filer     ☐   Smaller reporting company     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐

Yes

☑

No

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K (Continued)

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 28, 2008 (the last business day of the registrant's most recently completed fiscal second quarter) was approximately $57,178,000.  The aggregate market value was computed by reference to the closing price of the Common Stock on such date.  In making this calculation, the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding Common Stock, and no other persons, are affiliates.  No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of February 16, 2009
Common Stock, $3.00 Par Value	11,743,328 shares
Class B Common Stock, $3.00 Par Value	862,915 shares
Class C Common Stock, $3.00 Par Value	0 shares

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the following document are incorporated by reference:

Proxy Statement of the registrant for annual meeting of shareholders to be held April 28, 2009 (Part III).

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

Fabrica

Fabrica, founded in 1974, markets and manufactures luxurious residential carpet and custom rugs, at selling prices that we believe are approximately five and one half times the average for the residential soft floorcovering industry.  Its primary customers are interior decorators and designers, selected retailers and furniture stores, luxury home builders and manufacturers of luxury motor coaches and yachts.  Fabrica is among the leading premium brands in the domestic marketplace and is known for styling innovation and unique colors and patterns.  Fabrica is viewed by the trade as a premier brand and resource for very high-end carpet and enjoys an established reputation as a styling trendsetter and a market leader in the very high-end residential sector.  Fabrica accounted for approximately 17% of our sales in 2008.

Masland

Masland Carpets, founded in 1866, markets and manufactures residential and commercial products.

Masland Residential markets and manufactures design-driven specialty carpets and rugs for the high-end residential marketplace.  Its residential broadloom carpet products are marketed at selling prices that we believe are approximately four and one half times the average for the residential soft floorcovering industry.  Its products are marketed through the interior design community, as well as to consumers through specialty floorcovering retailers.  Masland Residential accounted for approximately 32% of our sales in 2008.  Masland Residential has strong brand recognition within the upper-end residential market.  Masland Residential competes through innovative styling, color, product design, quality and service.

Masland Contract markets and manufactures broadloom and modular carpet (carpet tiles) for the specified commercial marketplace.  Its commercial products are marketed through the architectural and specifier community and directly to commercial end users, as well as to consumers through specialty floorcovering retailers.  Masland Contract was started in 1993 and accounted for approximately 29% of our sales in 2008.  Masland Contract has strong brand recognition within the upper-end contract market.  Masland Contract competes through innovative styling, color, patterns, quality and service.

Dixie Home

We introduced Dixie Home in 2003 as a brand to provide stylishly designed, differentiated products that offer affordable fashion to residential consumers.  Dixie Home markets an array of tufted broadloom residential and commercial carpet to selected retailers and home centers under the Dixie Home and private label brands.  Its objective is to make the Dixie Home brand the choice for styling, service and quality in the more moderately priced sector of the high-end broadloom residential carpet market.  Its products are marketed at selling prices which we believe are approximately two times the average for the soft floorcovering industry.  Dixie Home's products have been well received in the marketplace and are expected to have significant growth potential.  Dixie Home accounted for approximately 19% of our sales in 2008.

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

Trademarks

Our floorcovering businesses own a variety of trademarks under which our products are marketed.  Among such trademarks, the names "Masland", "Fabrica" and "Dixie Home" are of greatest importance to our business.  We believe that we have taken adequate steps to protect our interest in all significant trademarks.

Customer and Product Concentration

No single customer accounts for more than 10 percent of our sales and we do not make a material amount of sales in foreign countries.  We do not believe that we have any single class of products that accounts for more than 10 percent of our sales.  However, our sales may be classified by significant markets, and such information for the past three years is summarized as follows:

	2008	2007	2006
Residential floorcovering products	60%	60%	65%
Commercial floorcovering products	37%	35%	30%
Carpet yarn processing and carpet dyeing and finishing services	3%	5%	5%

Seasonality

Our sales volumes historically have normally reached their highest levels in the fourth quarter (approximately 28% of our annual sales) and their lowest levels in the first quarter (approximately 22% of our annual sales), with the remaining sales being distributed relatively equally between the second and third quarters.  In 2008, only 22% of our sales occurred in the fourth quarter due to the softness of our markets in the last half of the year. Working capital requirements have normally reached their highest levels in the second and third quarters of the year.

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

Raw Materials

We obtain our raw materials from a number of domestic suppliers.  Man-made yarns are purchased from major chemical companies and wool is purchased from a number of domestic and international sources.  Where possible, we pass raw material price increases through to our customers; however, there can be no assurance that price increases can be passed through to customers and that increases in raw material prices will not have an adverse effect on our profitability.  See "Risk Factors” in Item 1A of this report.  We purchase a significant portion of our raw materials (nylon yarn) from one supplier.  We believe there are other sources of nylon yarn; however, an unanticipated termination or interruption of our supply arrangements could adversely affect our supply arrangements and could be material.  See "Risk Factors” in Item 1A of this report.

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

Employment Level

We employ approximately 1,250 associates in our operations.

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

The U.S. floorcovering industry is cyclical and is influenced by a number of general economic factors.  In general, the industry is dependent on residential and commercial construction activity, including new construction as well as remodeling. New construction is cyclical in nature. To a somewhat lesser degree, this also is true with residential and commercial remodeling.  A prolonged decline in new construction or remodeling activity could have a material adverse effect on our business, financial condition and results of operations; as well as, additional impairments of goodwill. The level of activity in these industries is significantly affected by numerous factors, all of which are beyond our control, including among others:

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

Raw material prices may increase.

The cost of raw materials has a significant impact on our profitability.  In particular, our business requires the purchase of large volumes of nylon yarn, as well as wool yarns, synthetic backing, latex, and dyes.  Increases in the cost of these raw materials could materially adversely affect our business, results of operations and financial condition if we are unable to pass these increases through to our customers.  We believe we are successful in passing along raw material and other cost increases as they may occur; however, there can be no assurance that we will successfully recover such increases in cost.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

The following table lists the Company's facilities according to location, type of operation and approximate total floor space as of February 20, 2009:

Location	Type of Operation	Approximate Square Feet
Administrative:
Dalton, GA*	Administrative	16,000
Saraland, AL	Administrative	29,000
Santa Ana, CA*	Administrative	10,500
Chattanooga, TN*	Administrative	3,500
	Total Administrative	59,000

Manufacturing and Distribution:
Atmore, AL	Carpet Manufacturing, Distribution	610,000
Saraland, AL	Carpet Tile Manufacturing, Distribution	384,000
Saraland, AL*	Samples/Rug Manufacturing, Distribution	132,000
Roanoke, AL	Carpet Yarn Processing	204,000
Santa Ana, CA*	Carpet/Rug Manufacturing	98,000
Santa Ana, CA	Carpet Dyeing, Finishing and Distribution	204,000
Eton, GA	Carpet Manufacturing, Distribution	408,000
	Total Manufacturing and Distribution	2,040,000

	TOTAL	2,099,000

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

There were no matters submitted to a vote of the shareholders during the fourth quarter 2008.

Pursuant to instruction G of Form 10-K the following is included as an unnumbered item to PART I.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and offices held by the executive officers of the registrant as of February 20, 2009, are listed below along with their business experience during the past five years.

Name, Age and Position	Business Experience During Past Five Years

Daniel K. Frierson, 67 Chairman of the Board, and Chief Executive Officer, Director

Director since 1973, Chairman of the Board since 1987 and Chief Executive Officer since 1980. He serves on the Company's Executive Committee and is Chairman of the Company's Retirement Plans Committee.  He also serves as Director of Astec Industries, Inc. headquartered in Chattanooga, Tennessee; and Louisiana-Pacific Corporation headquartered in Nashville, TN.

Gary A. Harmon, 63 Vice President and Chief Financial Officer	Vice President and Chief Financial Officer since January 2000. Treasurer 1993 to 2000. Director of Tax and Financial Planning, 1985 to 1993.

David E. Polley, 74 Vice President Marketing

Vice President of Marketing since December 2006.  Vice President of Marketing and President, Dixie Home from November of 2002 to 2006.  President, Residential Division of Mohawk Industries, Inc. from 1998 to 2002.  President of World Carpets from 1991 to 1998.  Prior to 1991, President of Lee's Residential Carpet Business.

Paul B. Comiskey, 57 Vice President and President, Dixie Home

Vice President and President, Dixie Home since February 2007.  President, Dixie Home since December 2006.  Senior Vice President of Residential Sales, Mohawk Industries, Inc. from 1998 to 2006.  Executive Vice President of Sales and Marketing for World Carpets from 1996 to 1998.

Kenneth L. Dempsey, 50 Vice President and President, Masland Contract	Vice President and President, Masland Contract since February 2005. Vice President and President, Masland Carpets, 1997 to 2005. Vice President of Marketing, Masland, 1991 to 1996.

D. Kennedy Frierson, Jr., 42 Vice President and President, Masland Residential

Vice President and President Masland Residential since February 2006. President Masland Residential since December 2005. Executive Vice President and General Manager, Dixie Home, 2003 to 2005.  Business Unit Manager, Bretlin, 2002 to 2003.

Craig S. Lapeere, 59 Vice President and President, Fabrica International

Vice President and President Fabrica International since December 2005.  Vice President and President, Masland Residential, February 2005 to December 2005.  Vice President of Sales, Masland Carpets, 1998 to 2005.

W. Derek Davis, 58 Vice President, Human Resources	Vice President of Human Resources since January 1991. Corporate Employee Relations Director, 1990 to 1991.

Jon A. Faulkner, 48 Vice President Planning and Development	Vice President of Planning and Development since February 2002. Executive Vice President of Sales and Marketing for Steward, Inc. from 1997 to 2002.

Terry W. Clark, 58 Vice President Manufacturing	Vice President of Manufacturing since June 2007. Group Plant Manager at Shaw Industries, Inc. from 2003 to 2007. Vice President of Manufacturing, The Dixie Group, Inc. from 1972 to 2003.

D. Eugene Lasater, 58 Controller	Controller since 1988.

Starr T. Klein, 66 Secretary	Secretary since November 1992. Assistant Secretary, 1987 to 1992.
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

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock trades on the NASDAQ Global Market under the symbol DXYN.  No market exists for the Company's Class B Common Stock.

As of February 20, 2009, the total number of holders of the Company's Common Stock was approximately 2,850 including an estimated 2,350 shareholders who hold the Company's Common Stock in nominee names, but excluding approximately 660 participants in the Company's 401(k) plan who may direct the voting of the shares allocated to their accounts.  The total number of holders of the Company's Class B Common Stock was 15.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of shares of our common stock during the three months ended December 27, 2008:

Fiscal Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)
November 1, 2008	516	$7.70		$516
November 29, 2008	16,207	3.47		16,207
December 27, 2008	25,738	2.26		25,738
Three Fiscal Months Ended December 27, 2008	42,461	$2.79	$4,900,815	42,461

(1) On August 8, 2007, we announced a program to repurchase up to $10 million of our Common Stock.

Quarterly Financial Data, Dividends and Price Range of Common Stock

Following are quarterly financial data, dividends and price range of Common Stock for the four quarterly periods in the years ended December 27, 2008 and December 29, 2007.  Totals of the quarterly information for each of the years reflected below may not necessarily equal the annual totals.  The discussion of restrictions on payment of dividends is included in Note F to the Consolidated Financial Statements included herein.

THE DIXIE GROUP, INC.
QUARTERLY FINANCIAL DATA, DIVIDENDS AND PRICE RANGE OF COMMON STOCK
(unaudited)
(dollars in thousands, except per share data)

2008 QUARTER	1ST	2ND	3RD	4TH (1)
Net sales	$70,722	$77,155	$72,917	$61,916
Gross profit	20,557	22,553	18,888	16,154
Operating income (loss)	1,575	3,382	33	(33,387)
Income (loss) from continuing operations	82	1,283	(732)	(31,761)
Income (loss) from discontinued operations	(69)	3	(101)	(107)
Net income (loss)	13	1,286	(833)	(31,868)

Basic earnings (loss) per share:
Continuing operations	0.01	0.10	(0.06)	(2.59)
Discontinued operations	(0.01)	0.00	(0.01)	(0.01)
Net income (loss)	0.00	0.10	(0.07)	(2.60)
Diluted earnings (loss) per share:
Continuing operations	0.01	0.10	(0.06)	(2.59)
Discontinued operations	(0.01)	0.00	(0.01)	(0.01)
Net income (loss)	0.00	0.10	(0.07)	(2.60)

Dividends:
Common Stock	---	---	---	---
Class B Common Stock	---	---	---	---

Common Stock Prices:
High	9.55	8.50	8.49	8.83
Low	7.43	6.29	4.61	1.50

2007 QUARTER	1ST	2ND	3RD	4TH(2)
Net sales	$74,490	$84,403	$82,385	$79,517
Gross profit	21,819	26,263	24,507	24,646
Operating income	1,944	5,658	5,134	3,988
Income from continuing operations	237	2,556	2,239	1,746
Income (loss) from discontinued operations	(66)	(118)	9	(337)
Net income	171	2,438	2,248	1,409

Basic earnings (loss) per share:
Continuing operations	0.02	0.20	0.18	0.14
Discontinued operations	(0.01)	(0.01)	0.00	(0.03)
Net income	0.01	0.19	0.18	0.11
Diluted earnings (loss) per share:
Continuing operations	0.02	0.20	0.17	0.14
Discontinued operations	(0.01)	(0.01)	0.00	(0.03)
Net income	0.01	0.19	0.17	0.11

Dividends:
Common Stock	---	---	---	---
Class B Common Stock	---	---	---	---

Common Stock Prices:
High	13.99	13.86	13.22	10.68
Low	11.88	11.45	9.01	7.97

(1) Includes expenses of $29,916, or $27,684 net of tax, for the impairment of goodwill and long-lived assets and facility consolidation and severance costs in 2008.

(2) Includes expenses of $1,518, or $1,023 net of tax, to merge a defined benefit pension plan into a multi-employer pension plan in 2007.

Shareholder Return Performance Presentation

The Company compares its performance to two different industry indexes published by Dow Jones, Inc.  The first of these is the Dow Jones Furnishings Index, which is composed of publicly traded companies classified by Dow Jones in the furnishings industry.  The second is the Dow Jones Building Materials & Fixtures Index, which is composed of publicly traded companies classified by Dow Jones in the building materials and fixtures industry.

In accordance with SEC rules, set forth below is a line graph comparing the yearly change in the cumulative total shareholder return on the Company’s Common Stock against the total return of the Standard & Poor’s 600 Stock Index, plus both the Dow Jones Furnishings Index and the Dow Jones Building Materials & Fixtures Index, in each case for the five year period ended December 27, 2008.  The comparison assumes that $100.00 was invested on December 27, 2003, in each of the Company’s Common Stock, the S&P 600 Index, and each of the two Peer Groups, and assumes the reinvestment of dividends.

The foregoing shareholder performance presentation shall not be deemed "soliciting material" or to be "filed" with the Commission subject to Regulation 14A, or subject to the liabilities of Section 18 of the Exchange Act.

ITEM 6.   SELECTED FINANCIAL DATA

The Dixie Group, Inc.

Historical Summary

(dollars in thousands, except per share data)

FISCAL YEARS	2008 (1)	2007 (2)	2006 (3)	2005	2004 (4)
OPERATIONS
Net sales	$282,710	$320,795	$331,100	$318,526	$291,971
Gross profit	78,152	97,234	95,838	96,510	99,479
Operating income (loss)	(28,396)	16,724	16,558	19,835	25,597
Income (loss) from continuing operations before income taxes	(34,035)	10,471	9,672	14,411	21,891
Income tax provision (benefit)	(2,907)	3,693	1,781	4,453	7,851
Income (loss) from continuing operations	(31,128)	6,778	7,891	9,958	14,040
Depreciation and amortization	13,752	12,941	11,500	10,058	8,601
Dividends	---	---	---	---	---
Capital expenditures	10,044	16,659	16,992	27,175	13,611

FINANCIAL POSITION
Assets	$252,663	$290,238	$277,826	$278,089	$249,358
Working capital	77,626	75,414	73,126	75,516	58,610
Long-term debt:
Senior indebtedness	70,355	62,666	61,717	65,714	42,077
Convertible subordinated debentures	14,662	17,162	19,662	22,162	24,737
Stockholders' equity	107,588	142,114	135,678	123,484	110,837

PER SHARE
Income (loss) from continuing operations:
Basic	$(2.50)	$0.53	$0.62	$0.80	$1.16
Diluted	(2.50)	0.52	0.61	0.77	1.12
Dividends:
Common Stock	---	---	---	---	---
Class B Common Stock	---	---	---	---	---
Book value	8.53	10.97	10.49	9.75	9.03

GENERAL

Weighted average common shares outstanding:
Basic	12,448,704	12,788,292	12,701,506	12,415,743	12,119,050
Diluted	12,448,704	12,967,212	12,958,610	12,878,886	12,574,695

Number of shareholders (5)	2,850	3,300	4,850	5,100	2,800
Number of associates	1,250	1,500	1,500	1,500	1,400

(1) Includes expenses of $29,916, or $27,684 net of tax, for the impairment of goodwill and long-lived assets and facility consolidation and severance costs in 2008.

(2) Includes expenses of $1,518, or $1,023 net of tax, to merge a defined benefit pension plan into a multi-employer pension plan in 2007.

(3) Includes expenses of $3,249, or $2,057 net of tax, to terminate a defined benefit pension plan in 2006.

(4) Includes the results of operations of Chroma Systems Partners subsequent to November 7, 2004.

(5) The approximate number of record holders of the Company's Common Stock for 2004 through 2008 includes Management's estimate of shareholders who held the Company's Common Stock in nominee names as follows:  2004 - 2,100 shareholders; 2005 - 4,500 shareholders; 2006 -  4,300 shareholders; 2007 - 2,800 shareholders; 2008 -2,350 shareholders.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

OVERVIEW

Over the last three years, demand for products manufactured by the United States carpet industry and our business has been significantly affected by declining demand as tighter credit conditions, lower consumer confidence and other economic factors reduced the level of new residential housing construction, the sales and refurbishment of existing homes and more recently, the levels of business construction and refurbishment activity.  As a result of the continuing market weakness, sales of our business declined in each of the last two years and over 11% for the three year period ended December 27, 2008.  During this same three year period, sales for the carpet industry were down approximately 15%.  In the third and fourth quarters of 2008, our sales began slowing at a greater rate than the sales of the carpet industry.  We believe our recent results reflect the impact of the overall downturn as it reaches the higher end of the market where our business is concentrated.  While it is difficult to predict the length of the current downturn and its impact on the markets we serve, we believe our position in the upper end of the market will permit us to benefit from improved conditions and grow our sales at a rate that will exceed the rate of growth of the carpet industry, as and when economic conditions improve.

FACILITY CONSOLIDATIONS AND COSTS REDUCTION PLAN

In response to the continued difficult economic conditions, we developed plans to consolidate our North Georgia carpet tufting operation into our Atmore, Alabama tufting, dyeing and finishing facility, combine our two Santa Ana, California facilities and make organizational and other changes to reduce staff and expenses throughout our Company.  The consolidation of our East Coast tufting operations was substantially completed in the first quarter of 2009.  Expenses for the consolidation and organizational changes were $2.3 million in 2008 and, included $1.9 million for relocation of equipment and inventory and $400 thousand for severance costs and employee relocation expenses.  Approximately $800 thousand of additional expenses are expected to complete the East Coast facilities consolidation and organizational changes.  The East Coast facility consolidations and organizational changes are expected to reduce costs and expenses by approximately $4.0 million annually.  In addition, we suspended our match of certain 401(k) contributions for 2009 and lowered the compensation of our salaried associates effective March 1, 2009.  These actions should reduce expenses by an additional $1.7 million annually.

We are reviewing our alternatives for our West Coast operation and are considering the possibility of selling this business, or more likely, consolidating it into our East Coast facilities, beginning as early as the second half of 2009.  If implemented, such a consolidation would further reduce costs, headcount and allow us to sell or lease our California real estate.  The costs to fully implement this consolidation should be approximately $3.0 million to $5.0 million, and we expect a payback of one year or less.  The sale of our California real estate would permit the Company to significantly further reduce debt.

In 2008, we reduced total employment by approximately 17%.  The sale or consolidation of our West Coast operations into our East Coast facilities should reduce employment by another 12% to 18%.

GOODWILL AND LONG-LIVED ASSET IMPAIRMENTS

As a result of the effect of economic conditions on our business, we evaluated the recoverability of goodwill associated with our reporting units during the third quarter of 2008 and twice in the fourth quarter of 2008.  The evaluation compares the carrying amount of our reporting units, including goodwill, to the fair value of the reporting unit using a discounted cash flow model.  For these purposes, fair value is an estimate of the value of the reporting units’ current and future cash flows, discounted at our weighted-average cost of capital ("WACC").  No potential goodwill impairment was indicated when we evaluated the recoverability of goodwill in the third quarter of 2008.  When our annual goodwill impairment evaluation was performed in October of 2008, we reduced our projections for the future sales and profitability of our reporting units, because economic conditions in the carpet industry had continued to deteriorate.  In addition, higher interest rates for 20 year treasury constant maturities and Moody’s Baa bonds increased our WACC.  As a result of the decline in the cash flow projections for our reporting units and the higher WACC, goodwill was potentially impaired in the two reporting units that had goodwill associated with their operations.

Because our assessment indicated that goodwill may not be fully recoverable, we performed the second step in the goodwill evaluation process by comparing the “implied fair value” of our reporting units' goodwill with the carrying value of the reporting units’ goodwill.  For this purpose, the “implied fair value” of goodwill for each reporting unit that has goodwill associated with its operations was determined in the same manner as the amount of goodwill is determined in a business combination.  The measurement resulted in the impairment of all of the goodwill, or $1.3 million, associated with the acquisition of Patrick Carpet Mills, Inc. in 1994 and $21.8 million, or approximately 40% of the goodwill associated with the acquisition of Fabrica International, Inc in 2000.  The total non-cash goodwill impairment loss recognized in the fourth quarter of 2008 was $23.1 million.  All remaining goodwill on our balance sheet at December 27, 2008 is associated with the acquisition of Fabrica International, Inc.

We retested goodwill for impairment at the end of the fourth quarter of 2008 and no additional impairment was indicated.  Considering seasonal factors, economic conditions in the carpet industry at that date had not significantly changed and our future sales and profitability expectations were unchanged.  Additionally, our WACC decreased from 12.4% to 11.0% by the end of the fourth quarter 2008 due to decreases in the rates for 20 year treasury constant maturities and Moody’s Baa bonds.

Our facility consolidations and cost reduction plan identified certain assets, primarily computer software, which would not be utilized in our ongoing operations.  As a result, the Company recorded $4.5 million of non-cash asset impairments to reflect the loss in value of these assets in the fourth quarter of 2008.

RESULTS OF OPERATIONS

Our discussion and analysis of financial condition and results of operations is based on our Consolidated Financial Statements that were prepared in accordance with U. S. generally accepted accounting principles.  The following table sets forth certain elements of our continuing operations as a percentage of net sales for the periods indicated:

Fiscal Year Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	72.4%	69.7%	71.1%
Gross profit	27.6%	30.3%	28.9%
Selling and administrative expenses	26.9%	24.5%	22.9%
Other operating income	(0.2)%	(0.1)%	(0.2)%
Other operating expense	0.3%	0.2%	0.2%
Facility consolidation and severance expense	0.8%	0.0%	0.0%
Impairment of assets	1.6%	0.0%	0.0%
Impairment of goodwill	8.2%	0.0%	0.0%
Defined benefit pension plan merger/termination expenses	0.0%	0.5%	1.0%
Operating income/(loss)	(10.0)%	5.2%	5.0%

Fiscal Year Ended December 27, 2008 Compared with Fiscal Year Ended December 29, 2007

Net Sales.  Net sales for the year ended December 27, 2008 were $282.7 million, down 11.9% from $320.8 million in the year-earlier period.  Continued weakness in residential carpet markets and softening commercial markets negatively affected the carpet industry and our business.  The carpet industry reported a 7.4% decline in net sales in 2008, with residential carpet sales down 12.1% and commercial carpet relatively unchanged compared with the prior year.  Our 2008 year-over-year carpet sales comparison reflected a 10.7% decline in total net carpet sales, with sales of residential carpet down 13.0% and sales of commercial carpet down 6.7%.  Revenue from carpet yarn processing and carpet dyeing and finishing services decreased $5.5 million, or 34.5% in 2008, compared with 2007.

Cost of Sales.  Cost of sales, as a percentage of net sales, increased 2.7 percentage points in 2008 compared with 2007.  This increase was principally attributable to unabsorbed fixed cost from lower production volume and a lag in passing higher raw material, energy and other costs through to our customers.  LIFO inventory liquidations in 2008 reduced cost of sales by $170 thousand.

Gross Profit.  Gross profit declined $19.0 million in 2008 compared with 2007 due to lower net sales and the higher cost of sales described above.

Selling and Administrative Expenses.  Selling and administrative expenses were reduced $2.7 million in 2008, compared with 2007.  As a percent of net sales, these expenses increased 2.4 percentage points principally as a result of lower sales volume.

Other Operating Income.  Other operating income did not significantly change, compared with the prior year.

Other Operating Expense.  Other operating expense increased $272 thousand in 2008, compared with 2007 principally due to higher retirement expenses.

Facility Consolidation and Severance Expenses, Impairment of Assets and Goodwill.  During the fourth quarter of 2008, we recorded $29.9 million of expenses related to the consolidation of facilities and severance cost, and impairments of assets and goodwill, of which $27.6 million were non-cash.  Facilities consolidation and severance costs were $2.3 million, impairment of assets was $4.5 million and the impairment of goodwill was $23.1 million.

Operating Income (Loss).  Our 2008 operating loss was $28.4 million including $29.9 million of principally non-cash costs related to the facility consolidation and severance expenses, and impairments of assets and goodwill, compared with $16.7 million of operating income in 2007.  Operating income in 2007 included $1.5 million of expenses to merge a defined benefit pension plan into a multi-employer plan.

Interest Expense.  Interest expense decreased $382 thousand in 2008 principally due to lower interest rates.

Other Income.  Other income increased $216 thousand in 2008 principally as a result of the sale of available-for-sale securities.

Other Expense.  Other expense was not significant in 2008 or 2007.

Income Tax Provision (Benefit).  Our effective income tax benefit rate was 8.5% in 2008, compared with an effective income tax rate of 35.3% in 2007.  The change in the effective income tax, or benefit rates was principally attributable to a $23.1 non-deductible goodwill impairment.

Net Income (Loss).  Continuing operations reflected a loss of $31.1 million, or $2.50 per diluted share in 2008, compared with income from continuing operations of $6.8 million, or $0.52 per diluted share in 2007.  Our discontinued operations reflected a loss of $275 thousand, or $0.02 per diluted share in 2008, compared with a loss of $512 thousand, or $0.05 per diluted share in 2007.  Including discontinued operations, the net loss was $31.4 million, or $2.52 per diluted share in 2008, compared with net income of $6.3 million, or $0.49 per diluted share in 2007.

Fiscal Year Ended December 29, 2007 Compared with Fiscal Year Ended December 30, 2006

Net Sales.  Net sales for the year ended December 29, 2007 decreased 3.1% to $320.8 million.  Continued weakness in residential carpet markets had a negative impact on the sales of the carpet industry and our business.  Nevertheless, our sales continued to significantly outpace the sales of the carpet industry, which reported that carpet sales declined 8.0%, with residential carpet sales down 13.1% and commercial carpet sales improving 1.6%, compared with the prior year.  Our 2007 year-over-year carpet net sales comparison reflected a 2.8% decline, with net sales of residential carpet down 9.1% and net sales of commercial carpet growing 10.5%.  In addition to difficult conditions in the industry, over 95% of the decline in our carpet sales was a result of lower sales of residential carpet to one large home center customer.  Revenue from carpet yarn processing and carpet dyeing and finishing services decreased 8.2% in 2007, compared with 2006.

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

Other Operating Expense.  Other operating expense decreased $60 thousand in 2007, compared with 2006, due to lower asset retirement and impairment losses and higher levels of miscellaneous expense.

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

Income Tax Provision.  Our effective income tax rate was 35.3% in 2007, compared with 18.4% in 2006.  The change in the effective tax rate is principally due to reductions in our tax contingency reserve in 2006 as a result of the resolution of federal and state tax examinations and expirations of tax statutes of limitations.  We also were able to utilize more state and federal income tax credits in 2006.

Net Income.  Income from continuing operations was $6.8 million, or $0.52 per diluted share in 2007, compared with $7.9 million, or $0.61 per diluted share in 2006.  Our discontinued operations reflected a loss of $512 thousand, or $0.04 per diluted share in 2007, compared with a loss of $188 thousand, or $0.02 per diluted share in 2006.  Including discontinued operations, net income was $6.3 million, or $0.48 per diluted share in 2007, compared with $7.7 million, or $0.59 per diluted share in 2006.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 27, 2008, cash generated from operating activities was $8.4 million.  These funds were supplemented by $13.9 million of borrowings under our revolving credit line and capital leases and $822 thousand of proceeds from the sale of property, plant and equipment and available-for-sale securities.  These funds were used to support our operations, purchase $10.0 million of property, plant and equipment, retire $8.7 million of debt and capitalized leases, purchase $3.5 million of our Common Stock and reduce outstanding checks in excess of cash by $729 thousand.  Working capital increased $2.2 million in 2008 principally due to lower levels of accrued expenses, which more than offset lower levels of current deferred income tax assets.  Receivables increased slightly due to a $5.3 million increase in income tax receivables, a $1.2 million increase in other miscellaneous receivables and a $6.1 million decrease in trade accounts receivable.  We have developed an aggressive plan to improve our utilization of inventories in 2009.  Depending on business activity levels, we could reduce inventories by as much as $15.0 million by the end of 2009.

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

Capital expenditures were $10.0 million in 2008, $16.7 million in 2007 and $16.5 million in 2006, while depreciation and amortization were $13.8 million in 2008, $12.9 million in 2007 and $11.5 million in 2006.  Capital expenditures in 2008, 2007 and 2006 were primarily for newly designed manufacturing technology and information systems.  We expect capital expenditures to be approximately $7.0 million in 2009, while depreciation and amortization is expected to be approximately $14.0 million.  Capital expenditures in 2009 will be primarily for newly designed manufacturing technology.

In October 2008, we amended and restated our senior loan and security agreement to extend the term of the agreement.  The amended and restated senior loan and security agreement matures on May 11, 2013 and provides $84.3 million of credit, consisting of $70.0 million of revolving credit and a $14.3 million term loan.  The term loan is payable in monthly principal installments of $126 thousand and is due May 11, 2013.

Interest rates available under the amended and restated senior loan and security agreement may be selected from a number of options that effectively allow us to borrow at rates ranging from the lender's prime rate plus 1.50% to the lender's prime rate plus 2.75% for base rate loans, or at rates ranging from LIBOR plus 2.00% to LIBOR plus 3.25% for LIBOR loans.  The weighted-average interest rate on borrowings outstanding under this agreement was 5.68% at December 27, 2008 and 6.68% at December 29, 2007.  Commitment fees ranging from 0.25% to 0.375% per annum are payable on the average daily unused balance of the revolving credit facility.  The interest rate on a portion of borrowings under the amended and restated senior loan and security agreement are fixed by an interest rate swap arrangement that effectively fixes the interest rate on $30.0 million of such borrowings at 4.79% plus the applicable credit spreads.  The levels of our accounts receivable and inventory limit the borrowing availability under the revolving credit facility.  The facility is secured by a first priority lien on substantially all of our assets.

The amended and restated senior loan and security agreement does not contain ongoing financial covenants and permits payment of dividends and repurchases of our Common Stock in an aggregate annual amount of up to $3.0 million and distributions in excess of $3.0 million under conditions specified in the agreement.  The agreement also contains covenants that could limit future acquisitions.  Unused borrowing capacity under the amended and restated senior loan and security agreement on December 27, 2008 was $11.4 million.

Effective January 1, 2009, the amended and restated senior loan and security agreement was further amended to modify certain interest rate definitions to change the relative relationship between base rates and LIBOR rates as used in the agreement and to reduce the applicable credit spreads for base rate loans by 0.50%.

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

Our capitalized lease obligations have terms ranging from four to seven years, are secured by the specific equipment leased, bear interest ranging from 6.65% to 7.27% and are due in monthly installments of principal and interest of $131 thousand through June 2010, monthly installments of principal and interest ranging from $32 thousand to $8 thousand from July 2010 through November 2015.  The capitalized leases do not contain financial covenants.

Our $6.3 million mortgage is secured by real property, is payable in monthly principal installments ranging from $20 thousand to $28 thousand during the remaining term and matures on March 2013.  The mortgage bears interest at LIBOR plus 2.0% and its interest rate is fixed at 6.54% through March 13, 2013 by an interest rate swap.

Our convertible subordinated debentures bear interest at 7% per annum payable semi-annually, are due in 2012, and are convertible by their holders into shares of our Common Stock at an effective conversion price of $32.20 per share, subject to adjustment under certain circumstances.  Mandatory sinking fund payments, which commenced May 15, 1998, retire $2.5 million principal amount of the debentures annually and approximately 86% of the debentures prior to maturity.  The convertible debentures are subordinated in right of payment to all of our other indebtedness.

Interest payments were $6.1 million in 2008, $6.5 million in 2007, and $7.2 million in 2006.  Interest capitalized by the Company was $367 thousand in 2008, $457 thousand in 2007, and $243 thousand in 2006.

The following table summarizes the Company's future minimum payments under contractual obligations as of December 27, 2008.

	Payments Due By Period
	2009	2010	2011	2012	2013	Thereafter	Total
	(dollars in millions)
Debt	$7.4	$7.1	$6.4	$12.9	$56.7	$0.2	$90.7
Interest - debt (1)	5.4	5.0	4.6	4.0	1.6	0.1	20.7
Capital leases	1.4	1.1	0.3	0.2	0.1	0.2	3.3
Interest - capital leases	0.2	0.1	---	---	---	---	.3
Operating leases	1.9	1.7	1.5	1.0	0.1	---	6.2
Purchase commitments	1.2	---	---	---		---	1.2
	$17.5	$15.0	$12.8	$18.1	$58.5	$0.5	$122.4

(1) Interest rates used for variable rate debt were those in effect at December 27, 2008.

We may be required to make cash outlays related to our unrecognized tax benefits in the future; however, the timing of any such cash outlays cannot be determined.  Accordingly, unrecognized tax benefits of $332 thousand as of December 27, 2008, have been excluded from the summary of contractual obligations.

We believe our operating cash flows, credit availability under our senior loan and security agreement and other sources of financing are adequate to finance our normal liquidity requirements.  However, significant additional cash expenditures above our normal liquidity requirements or significant further deterioration in economic conditions that affect our business could require supplemental financing or other funding sources.  There can be no assurance that such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us.

Income Tax Considerations.  Approximately $5.3 million of income tax refunds are expected in 2009 due to overpayments of estimated income taxes and carrybacks of net operating loss to prior years.  Other than these income tax refunds, we do not anticipate that cash outlays for income taxes will be materially different from our provision for income taxes during the next three fiscal years.  Approximately $500 thousand of state net operating loss and income tax credit carryforward benefits are expected to be utilized in the future.  During 2008, we increased our tax valuation reserve related to future benefits for operating loss and tax credit carryforwards by $1.1 million.

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

STOCK-BASED AWARDS

We recognize compensation expense related to share-based stock awards based on the fair value of the equity instrument over the period of vesting for the individual stock awards that were granted.

At December 27, 2008, the total unrecognized compensation expense related to non-vested restricted stock awards was $2.8 million with a weighted-average vesting period of 3.7 years.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160").  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties (other than the parent of such subsidiaries), the amount of consolidated net income attributable to the parent and to the holder of a non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is no longer consolidated.  SFAS No. 160 also establishes reporting requirements to clearly identify, distinguish and disclose the interests of the parent and the interests of the non-controlling owners.  This statement is effective for fiscal years beginning after December 15, 2008.  We do not expect the adoption of this statement to have a material effect on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS No. 161").  SFAS No. 161 establishes, among other things, additional disclosure requirements for derivative instruments and for hedging activities.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  We do not expect the adoption of this statement to have a material effect on its financial position or results of operations.

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

FORWARD-LOOKING INFORMATION

This Report contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements include the use of terms or phrases such as "expects," "estimated," "projects," "believes," "anticipates," "intends," and similar terms and phrases.  Such forward-looking statements relate to, among other matters, our future financial performance, business prospects, growth strategies or liquidity.  The following important factors may affect our future results and could cause those results to differ materially from our historical results; these factors include, in addition to those "Risk Factors" detailed in Item 1A of this report, and described elsewhere in this document, the cost and availability of capital, raw material and transportation costs related to petroleum price levels, the cost and availability of energy supplies, the loss of a significant customer or group of customers, materially adverse changes in economic conditions generally in carpet, rug and floorcovering markets we serve and other risks detailed from time to time in our filings with the Securities and Exchange Commission.

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

At December 27, 2008, the Company was a party to an interest rate swap agreement on its mortgage note payable with a notional amount equal to the outstanding balance of the mortgage note ($6,288 at December 27, 2008) which expires in March of 2013.  Under the interest rate swap agreement, the Company pays a fixed rate of interest of 4.54% times the notional amount and receives in return an amount equal to a specified variable rate of interest times the same notional amount.  The swap agreement effectively fixes the interest rate on the mortgage note payable at 6.54%.

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

At December 27, 2008, $27,124, or approximately 29% of the Company's total debt, was subject to floating interest rates.  A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $73.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary financial information required by ITEM 302 of Regulation S-K is included in PART II, ITEM 5 of this report and the Financial Statements is included in a separate section of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 27, 2008, the date of the financial statements included in this Form 10-K (the "Evaluation Date").  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

We conducted, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under such framework, our management concluded that our internal control over financial reporting was effective as of December 27, 2008.

Our independent auditor, Ernst & Young LLP, an independent registered public accounting firm, has audited and reported on our consolidated financial statements and has issued an attestation report on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Dixie Group, Inc.

We have audited The Dixie Group, Inc.’s internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Dixie Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Dixie Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 27, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Dixie Group, Inc. as of December 27, 2008 and December 29, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 27, 2008.  Our report dated March 5, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 4, 2009

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections entitled "Information about Nominees for Director" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held April 28, 2009 is incorporated herein by reference.  Information regarding the executive officers of the registrant is presented in PART I of this report.

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

Audit Committee

The Company has a standing audit committee.  At December 27, 2008, members of the Company's audit committee are John W. Murrey, III, Chairman, J. Don Brock, Walter W. Hubbard and Lowry F. Kline.

ITEM 11.    EXECUTIVE COMPENSATION

The section entitled "Compensation Discussion and Analysis", "Executive Compensation Information" and "Director Compensation" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held April 28, 2009 is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Principal Shareholders", as well as the beneficial ownership table (and accompanying notes) in the Proxy Statement of the registrant for the annual meeting of shareholders to be April 28, 2009 is incorporated herein by reference.

Equity Compensation Plan Information as of December 27, 2008

The following table sets forth information as to the Company's equity compensation plans as of the end of the Company's 2008 fiscal year:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of the outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans approved by security holders	907,753	(1)	$11.45	(2)	364,364

Equity Compensation Plans not approved by security holders	N/A		N/A		N/A

(1)

Does not include 56,604 shares of Common Stock issued pursuant to restricted stock grants under the Company's 2000 Stock Incentive Plan, with a weighted-average grant date value of $17.86 per share or 435,636 shares of Common Stock issued pursuant to restricted stock grants under the Company's 2006 Stock Awards Plan, with a weighted-average grant date value of $11.09 per share.

(2)

Includes the aggregate weighted-average of (i) the exercise price per share for outstanding options to purchase 858,941 shares of Common Stock under the Company's 2000 Stock Incentive Plan and (ii) the price per share of the Common Stock on the grant date for each of 48,812 Performance Units issued under the Directors' Stock Plan (each performance unit is equivalent to one share of Common Stock).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The section entitled "Certain Transactions Between the Company and Directors and Officers" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held April 28, 2009 is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled "Audit Fees Discussion" in the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held April 28, 2009 is incorporated herein by reference.

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

Date: March 3, 2009	The Dixie Group, Inc. /s/ DANIEL K. FRIERSON By: Daniel K. Frierson Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DANIEL K. FRIERSON Daniel K. Frierson	Chairman of the Board, Director and Chief Executive Officer	March 3, 2009
/s/ GARY A. HARMON Gary A. Harmon	Vice President, Chief Financial Officer	March 3, 2009
/s/ D. EUGENE LASATER D. Eugene Lasater	Controller	March 3, 2009
/s/ J. DON BROCK J. Don Brock	Director	March 3, 2009
/s/ PAUL K. FRIERSON Paul K. Frierson	Director	March 3, 2009
/s/ WALTER W. HUBBARD Walter W. Hubbard	Director	March 3, 2009
/s/ LOWRY F. KLINE Lowry F. Kline	Director	March 3, 2009
/s/ JOHN W. MURREY, III John W. Murrey, III	Director	March 3, 2009

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(a)(1) AND ITEM 15(d)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULES

YEAR ENDED DECEMBER 27, 2008

THE DIXIE GROUP, INC.

CHATTANOOGA, TENNESSEE

FORM 10-K - ITEM 15(a)(1) and (2)

THE DIXIE GROUP, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of The Dixie Group, Inc. and subsidiaries are included in Item 8:

Table of Contents	Page

Report of Independent Registered Public Accounting Firm	29

Consolidated balance sheets - December 27, 2008 and December 29, 2007	30

Consolidated statements of operations - Years ended December 27, 2008, December 29, 2007, and December 30, 2006	31

Consolidated statements of cash flows - Years ended December 27, 2008, December 29, 2007, and December 30, 2006	32

Consolidated statements of stockholders' equity and comprehensive income (loss) - Years ended December 27, 2008, December 29, 2007, and December 30, 2006	33

Notes to consolidated financial statements	34 - 54

The following consolidated financial statement schedule of The Dixie Group, Inc. and subsidiaries is included in Item 15(d):

Schedule II - Valuation and qualifying accounts	55

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

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Dixie Group, Inc.

We have audited the accompanying consolidated balance sheets of The Dixie Group, Inc. as of December 27, 2008 and December 29, 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 27, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Dixie Group, Inc. at December 27, 2008 and December 29, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 27, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Dixie Group, Inc.’s internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 4, 2009

THE DIXIE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 27, 2008	December 29, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$113	$427
Receivables (less allowance for doubtful accounts of $961 for 2008 and $676 for 2007)	32,976	32,868
Inventories	75,167	75,928
Other current assets	5,893	7,742
TOTAL CURRENT ASSETS	114,149	116,965

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	6,088	6,075
Buildings and improvements	46,892	45,890
Machinery and equipment	131,297	128,968
	184,277	180,933
Less accumulated depreciation and amortization	(90,217)	(78,555)
NET PROPERTY, PLANT AND EQUIPMENT	94,060	102,378

OTHER ASSETS
Goodwill	33,406	56,743
Other long-term assets	11,048	14,152
TOTAL OTHER ASSETS	44,454	70,895

TOTAL ASSETS	$252,663	$290,238

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$11,335	$11,492
Accrued expenses	16,356	21,242
Current portion of long-term debt	8,832	8,817
TOTAL CURRENT LIABILITIES	36,523	41,551

LONG-TERM DEBT
Senior indebtedness	68,549	60,119
Capital lease obligations	1,806	2,547
Convertible subordinated debentures	14,662	17,162
TOTAL LONG-TERM DEBT	85,017	79,828

DEFERRED INCOME TAXES	10,713	11,726
OTHER LONG-TERM LIABILITIES	12,822	15,019
COMMITMENTS AND CONTINGENCIES (Note N)	---	---

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized
80,000,000 shares, issued - 15,840,374 shares
for 2008 and 15,673,714 shares for 2007	47,521	47,021
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued - 862,915 shares for 2008 and 835,908 shares for 2007	2,589	2,508
Additional paid-in capital	136,015	135,449
Retained earnings (Accumulated deficit)	(18,840)	12,563
Accumulated other comprehensive income (loss)	(509)	230
	166,776	197,771
Less Common Stock in treasury at cost - 4,086,546 shares for 2008 and 3,556,252 shares for 2007	(59,188)	(55,657)
TOTAL STOCKHOLDERS' EQUITY	107,588	142,114
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$252,663	$290,238

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Year Ended
	December 27, 2008	December 29, 2007	December 30 2006
Net sales	$282,710	$320,795	$331,100
Cost of sales	204,558	223,561	235,262
Gross profit	78,152	97,234	95,838
Selling and administrative expenses	76,115	78,788	75,938
Other operating income	(428)	(469)	(640)
Other operating expense	945	673	733
Facility consolidation and severance expenses	2,317	---	---
Impairment of assets	4,478	---	---
Impairment of goodwill	23,121	---	---
Defined benefit pension plan merger/ termination expenses	---	1,518	3,249
Operating income (loss)	(28,396)	16,724	16,558

Interest expense	5,965	6,347	7,213
Other income	(379)	(163)	(454)
Other expense	53	69	127
Income (loss) from continuing operations before taxes	(34,035)	10,471	9,672
Income tax provision (benefit)	(2,907)	3,693	1,781
Income (loss) from continuing operations	(31,128)	6,778	7,891
Loss from discontinued operations, net of tax	(275)	(512)	(188)
Net income (loss)	$(31,403)	$6,266	$7,703
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(2.50)	$0.53	$0.62
Discontinued operations	(0.02)	(0.04)	(0.01)
Net income (loss)	$(2.52)	$0.49	$0.61

SHARES OUTSTANDING	12,449	12,788	12,702

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(2.50)	$0.52	$0.61
Discontinued operations	(0.02)	(0.04)	(0.02)
Net income (loss)	$(2.52)	$0.48	$0.59

SHARES OUTSTANDING	12,449	12,967	12,959

DIVIDENDS PER SHARE:
Common Stock	---	---	---
Class B Common Stock	---	---	---

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended
	December 27, 2008		December 29, 2007	December 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$(31,128)		$6,778	$7,891
Loss from discontinued operations	(275)		(512)	(188)
Net income (loss)	(31,403)		6,266	7,703
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	13,752		12,941	11,500
Change in deferred income taxes	797		(990)	369
Excess tax benefit from stock-based awards	---		(115)	(202)
Net (gain) loss on property, plant and equipment disposals	(185)		14	191
Impairment of assets	4,478		---	---
Impairment of goodwill	23,121		---	---
Gain on sale of available-for-sale securities	(222)		---	---
Stock-based compensation expense	1,322		1,179	662
Changes in operating assets and liabilities:
Receivables	(108)		(1,794)	2,408
Inventories	761		(6,328)	3,271
Other current assets	50		934	3,023
Other assets	3,264		(633)	(1,889)
Accounts payable and accrued expenses	(4,455)		6,429	(8,510)
Other liabilities	(2,773)		1,863	842
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,399		19,766	19,368

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	598		21	51
Purchase of property, plant and equipment	(9,469)		(16,659)	(16,450)
Net proceeds from sale of available-for-sale securities	222		---	---
NET CASH USED IN INVESTING ACTIVITIES	(8,649)		(16,638)	(16,399)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) borrowings on credit line	13,336		1,632	(5,128)
Payments on term loan	(1,675)		(1,710)	(1,709)
Borrowings from equipment financing	---		5,967	6,456
Payments on equipment financing	(2,969)		(2,258)	(1,461)
Payments on capitalized leases	(1,313)		(1,296)	(1,158)
Payments on subordinated indebtedness	(2,500)		(2,500)	(2,500)
Payments on mortgage note payable	(250)		(232)	(217)
Common stock issued under stock option plans	25		266	853
Excess tax benefit from stock-based awards	---		115	202
Change in outstanding checks in excess of cash	(729)		(1,655)	2,275
Common stock acquired for treasury	(3,531)		(1,568)	(44)
Payments for debt issuance costs	(458)		---	---
NET CASH USED IN FINANCING ACTIVITIES	(64)		(3,239)	(2,431)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(314)		(111)	538

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	427		538	---

CASH AND CASH EQUIVALENTS AT END OF YEAR	$113		$427	$538

Equipment purchased under capital leases	$575	$	---	$542

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	Common Stock and Class B Common Stock	Additional Paid-In Capital		Other	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Stockholders' Equity

Balance at December 31, 2005	$48,187	$134,353		$(719)	$(1,406)	$(2,887)	$(54,044)	$123,484
Common Stock acquired for treasury - 3,455 shares	---	---		---	---	---	(45)	(45)
Common Stock and Class B issued under stock option plan - 125,340 shares	375	478		---	---	---	---	853
Restricted stock grants issued - 149,000 shares	447	(447)		---	---	---	---	---
Tax benefit from exercise of stock options	---	202		---	---	---	---	202
Stock-based compensation expense	---	602		---	---	---	---	602
Reclassification upon adoption of SFAS No. 123{R}	---	(719)		719	---	---	---	---
Adoption of SFAS No. 158	---	---		---	---	856	---	856
Comprehensive Income:
Net income	---	---		---	7,703	---	---	7,703
Unrealized gain on interest rate swap agreements, net of tax of $45	---	---		---	---	274	---	274
Change in minimum pension liability, net of tax of $650	---	---		---	---	1,749	---	1,749
Total Comprehensive Income	---	---		---	7,703	2,023	---	9,726

Balance at December 30, 2006	$49,009	$134,469	$	---	$6,297	$(8)	$(54,089)	$135,678
Common Stock acquired for treasury - 157,407 shares	---	---		---	---	---	(1,568)	(1,568)
Common Stock and Class B issued under stock option plan - 75,300 shares	226	40		---	---	---	---	266
Restricted stock grants issued - 109,620 shares	329	(329)		---	---	---	---	---
Restricted stock grants forfeited - 11,787 shares	(35)	35		---	---	---	---	---
Tax benefit from exercise of stock options	---	115		---	---	---	---	115
Stock-based compensation expense	---	1,119		---	---	---	---	1,119
Comprehensive Income (Loss):
Net income	---	---		---	6,266	---	---	6,266
Unrealized loss on interest rate swap agreements, net of tax of $459	---	---		---	---	(748)	---	(748)
Pension and postretirement benefit plans:
Unrecognized net actuarial loss, net of tax of $76	---	---		---	---	(127)	---	(127)
Recognition of net actuarial loss, net of tax of $685	---	---		---	---	1,121	---	1,121
Amortization of prior service credits, net of tax of $6	---	---		---	---	(8)	---	(8)
Total Comprehensive Income	---	---		---	6,266	238	---	6,504

Balance at December 29, 2007	$49,529	$135,449	$		$12,563	$230	$(55,657)	$142,114
Common Stock acquired for treasury - 530,294 shares	---	---		---	---	---	(3,531)	(3,531)
Common Stock and Class B issued under stock option plan - 6,250 shares	19	6		---	---	---	---	25
Restricted stock grants issued - 187,417 shares	562	(562)		---	---	---	---	---
Tax expense from exercise of stock options	---	(140)		---	---	---	---	(140)
Stock-based compensation expense	---	1,262		---	---	---	---	1,262
Comprehensive Income (Loss):
Net loss	---	---		---	(31,403)	---	---	(31,403)
Unrealized loss on interest rate swap agreements, net of tax of $493	---	---		---	---	(804)	---	(804)
Unrealized gain on available-for- sale securities, net of tax of $173	---	---		---	---	282	---	282
Realized gain on sale of available-for-sale securities, net of tax of $85	---	---		---	---	(137)	---	(137)
Postretirement benefit plans:
Unrecognized net actuarial loss, net of tax of $8	---	---		---	---	12	---	12
Recognition of net actuarial loss, net of tax of $23	---	---		---	---	(38)	---	(38)
Amortization of prior service credits, net of tax of $34	---	---		---	---	(54)	---	(54)
Total Comprehensive Loss	---	---		---	(31,403)	(739)	---	(32,142)
Balance at December 27, 2008	$50,110	$136,015	$	---	$(18,840)	$(509)	$(59,188)	$107,588

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

Fiscal Year:  The Company ends its fiscal year on the last Saturday of December.  All references herein to "2008," "2007," and "2006," mean the fiscal years ended December 27, 2008, December 29, 2007, and December 30, 2006, respectively.  All years presented contained 52 weeks.

Discontinued Operations:  The financial statements separately report discontinued operations and the results of continuing operations (See Note Q).  Disclosures included herein pertain to the Company's continuing operations unless noted otherwise.

Cash and Cash Equivalents:  Highly liquid investments with original maturities of three months or less when purchased are reported as cash equivalents.

Credit and Market Risk:  The Company sells carpet and supplies carpet yarn and carpet dyeing and finishing services to floorcovering retailers, the interior design, architectural and specifier communities, and certain manufacturers located principally throughout the United States.  No customer accounted for more than 10% of net sales in 2008, 2007 or 2006, nor did the Company make a significant amount of sales to foreign countries during such periods.

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

Inventories:  Inventories are stated at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method, which generally matches current costs of inventory sold with current revenues, for substantially all inventories.  Reduction of inventory quantities in 2008 and 2006 resulted in liquidations of LIFO inventories carried at lower costs established in prior years and decreased cost of sales by $170 in 2008 and $297 in 2006.

Inventories are summarized as follows:

	2008	2007
Raw materials	$27,133	$26,148
Work-in-process	15,284	15,999
Finished goods	43,980	44,359
Supplies, repair parts and other	416	430
LIFO reserve	(11,646)	(11,008)
Total inventories	$75,167	$75,928

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Continued)

Property, Plant and Equipment:  Property, plant and equipment is stated at the lower of cost or impaired value.  Provisions for depreciation and amortization of property, plant and equipment have been computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets, ranging from 10 to 40 years for buildings and improvements, and 3 to 10 years for machinery and equipment.  Applicable statutory depreciation methods are used for income tax purposes.  Depreciation and amortization of property, plant and equipment, including amounts for capital leases, totaled $13,460 in 2008, $12,639 in 2007 and $11,201 in 2006 for financial reporting purposes.  Costs to repair and maintain the Company's equipment and facilities are expensed as incurred.  Such costs typically include expenditures to maintain equipment and facilities in good repair and proper working condition.

Impairment of Long-Lived Assets:  Long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be fully recoverable.  When the carrying value of the asset exceeds the value of its expected undiscounted future cash flows, an impairment charge is recognized equal to the difference between the asset's carrying value and its fair value.

Goodwill:  Goodwill represents the excess of purchase price over the fair market value of identified net assets acquired in business combinations.  Goodwill is tested for impairment annually or when an indication of impairment exists.  The Company measures goodwill impairment by comparing the carrying value of its reporting units, including goodwill, with the present value of its reporting units’ expected future cash flows (fair value). (See Note C)

Customer Claims and Product Warranties:  The Company provides product warranties related to manufacturing defects and specific performance standards for its products.  The Company records reserves for the estimated costs of defective products and failure of its products to meet applicable performance standards.  The level of reserves is established based primarily upon historical experience and the Company's evaluation of pending claims.

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

The Company recognizes all derivatives on its balance sheet at fair value.  Derivatives that are designated as cash flow hedges are linked to specific liabilities on the Company's balance sheet.  The Company assesses, both at inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction are highly effective in offsetting changes in cash flows of the hedged items.  When it is determined that a derivative is not highly effective or the derivative expires, is sold, terminated, or exercised, the Company discontinues hedge accounting for that specific hedge instrument.  Changes in the fair value of cash flow hedges are deferred in accumulated other comprehensive income (loss) ("AOCIL").  Changes in the fair value of derivatives that are not effective cash flow hedges are recognized in income.

Revenue Recognition:  Revenues, including shipping and handling amounts, are recognized when the following criteria are met:  there is persuasive evidence that a sales agreement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.  Delivery is not considered to have occurred until the customer takes title to the goods and assumes the risks and rewards of ownership, which is generally on the date of shipment.  At the time revenue is recognized, the Company records a provision for the estimated amount of future returns based primarily on historical experience and any known trends or conditions that exist at the time revenue is recognized.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Continued)

Advertising Costs and Vendor Consideration:  The Company engages in promotional and advertising programs that include rebates, discounts, points and cooperative advertising programs.  Expenses relating to these programs are charged to earnings during the period in which they are earned.  These arrangements do not require significant estimates of costs.  Substantially all such expenses are recorded as a deduction from sales.  The cost of cooperative advertising programs is recorded as selling and administrative expenses when the Company can identify a tangible benefit associated with the program, and can reasonably estimate that the fair value of the benefit is equal to or greater than its cost.  The amount of advertising and promotion expenses included in selling and administrative expenses was not significant for the years 2008, 2007 or 2006.

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

Operating Leases:  Leasehold improvements are amortized over the shorter of their economic lives or the lease term, excluding renewal options.  Rent is expensed over the lease period, including the effect of any rent holiday and rent escalation provisions, which effectively amortizes the rent holidays and rent escalations on a straight-line basis over the lease period.  Any leasehold improvement made by the Company and funded by the lessor is treated as a leasehold improvement and amortized over the shorter of its economic life or the lease term.  Any funding provided by the lessor for such improvements is treated as deferred costs and amortized over the lease period.

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

Recent Accounting Pronouncements:  In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157").  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The adoption of this statement did not have a material effect on the Company's financial position or results of operations (See Note H).

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS No. 161").  SFAS No. 161 establishes, among other things, additional disclosure requirements for derivative instruments and for hedging activities.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company does not expect the adoption of this statement to have a material effect on its financial position or results of operations.

NOTE B - RECEIVABLES

Receivables are summarized as follows:

	2008	2007
Customers, trade	$23,805	$29,929
Income taxes	5,280	---
Other	4,852	3,615
Gross receivables	33,937	33,544
Less allowance for doubtful accounts	(961)	(676)
Net receivables	$32,976	$32,868

The Company also had notes receivable in the amount of $425 and $542 at 2008 and 2007, respectively.  The current portions of notes receivable are included in receivables and the non-current portions are included in other long-term assets in the Company's Consolidated Financial Statements.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Continued)

NOTE C - GOODWILL AND LONG-LIVED ASSET IMPAIRMENTS

Goodwill

The Company's goodwill is tested for impairment annually in the fourth quarter of each year or more frequently if events or circumstances indicate that the carrying value of goodwill associated with a reporting unit, may not be fully recoverable. The first step in the goodwill assessment used to identify potential goodwill impairments involves a comparison of the carrying value of a reporting unit, including goodwill, to the fair value of the reporting unit.  For these purposes, fair value is an estimate of the value of the reporting units’ current and future cash flows discounted at the Company’s weighted-average cost of capital (“WACC”).  Such an estimate necessarily involves judgments and assumptions concerning, among other matters, future sales and profitability; as well as, interest rates and other financial factors used to calculate the Company’s WACC.  The Company tested goodwill for impairment in the third quarter of 2008 due to economic conditions and uncertainty that were impacting the Company and the markets it serves and its future expectations for the performance of its business.  No potential goodwill impairment was indicated as a result of this evaluation.  The Company's annual goodwill impairment test is performed in October of each year.  When the annual goodwill impairment test was performed, the Company reduced its projections for the future sales and profitability of its reporting units because economic conditions in the carpet industry had continued to deteriorate.  In addition, higher interest rates for 20 year treasury constant maturities and Moody’s Baa bonds increased the Company’s WACC.  As a result of this decline in the cash flow projections for its reporting units, and the higher WACC, goodwill was potentially impaired in the Company’s two reporting units that had goodwill associated with their operations.

Because our assessment indicated that goodwill may not be fully recoverable, the Company performed the second step in the goodwill evaluation process by comparing the “implied fair value” of our reporting units’ goodwill with the carrying value of the reporting units' goodwill. For this purpose, the “implied fair value” of goodwill for each reporting unit that had  goodwill associated with its operations was determined in the same manner as the amount of goodwill is determined in a business combination.  The measurement resulted in the impairment of all of the goodwill, or $1,341 associated with the acquisition of Patrick Carpet Mills, Inc. in 1994 and $21,780, or approximately 40% of the goodwill associated with the acquisition of Fabrica International, Inc. in 2000.  The total non-cash goodwill impairment loss recognized in the fourth quarter of 2008 was $23,121.

The Company retested goodwill for impairment at the end of the fourth quarter 2008 and no additional impairment was indicated as a result of this evaluation.  Considering seasonal factors, economic conditions in the carpet industry had not significantly changed and the Company’s future sales and profitability expectations were unchanged.  Additionally, the Company’s WACC decreased from 12.4% to 11.0% by the end of the fourth quarter 2008 due to decreases in the rates for 20 year treasury constant maturities and Moody’s Baa bonds.

The changes in the carrying amount of goodwill are summarized as follows:

	2008	2007
Balance at beginning of year	$56,743	$56,960
Reductions related to deferred tax assets	(216)	(217)
Impairment loss	(23,121)	---
Balance at end of year	$33,406	$56,743

All remaining goodwill on the Company's balance sheet at December 27, 2008 is associated with the acquisition of Fabrica International, Inc.

Long-lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be fully recoverable.  During the fourth quarter of 2008, the Company began consolidating certain of its operations and facilities and identified certain assets, primarily computer software, which would not be utilized in its ongoing operations.  As a result, the Company recorded $4,478 of non-cash asset impairments to reflect the loss in value of these assets.  The impairment is included in "Impairment of Assets" in the Company’s Consolidated Statements of Operations for the year ended December 27, 2008.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Continued)

NOTE D - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	2008	2007
Compensation and benefits	$5,696	$7,859
Provision for customer claims, rebates and allowances	5,057	5,470
Outstanding checks in excess of cash	1,809	2,538
Other	3,794	5,375
	$16,356	$21,242

The Company's self-insured Workers' Compensation program is collateralized by letters of credit in the aggregate amount of $2,415.

NOTE E - PRODUCT WARRANTY RESERVES

The Company provides product warranties related to manufacturing defects and specific performance standards for its products.  The Company records reserves for the estimated costs of defective products and failure of its products to meet applicable performance standards at the time sales are recorded. The level of reserves is established based primarily upon historical experience and evaluation of pending claims.  Product warranty reserves are included in accrued expenses in the Company's Consolidated Financial Statements.  Following is a summary of the Company's warranty activity.

	2008	2007
Warranty reserve beginning of year	$1,515	$1,276
Warranty liabilities accrued	3,522	3,934
Warranty liabilities settled	(3,329)	(3,464)
Changes for pre-existing warranty liabilities	(345)	(231)
Warranty reserve end of year	$1,363	$1,515

NOTE F - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

	2008	2007
Senior indebtedness
Credit line borrowings	$42,789	$29,453
Term loans	14,336	16,011
Equipment financing	10,075	13,045
Capital lease obligations	3,199	3,936
Mortgage note payable	6,288	6,538
Total senior indebtedness	76,687	68,983
Convertible subordinated debentures	17,162	19,662
Total long-term debt	93,849	88,645
Less current portion of long-term debt	(7,439)	(7,428)
Less current portion of capital lease obligations	(1,393)	(1,389)
Total long-term debt, less current portion	$85,017	$79,828

In October 2008, the Company amended and restated its senior loan and security agreement to extend the agreement's maturity date from May 11, 2010 to May 11, 2013, decrease the monthly term loan principal installments and increase interest rates applicable to borrowings under the agreement to more current market interest rates.  The amended and restated senior loan and security agreement provides $84,336 of credit, consisting of $70,000 of revolving credit and a $14,336 term loan.  The term loan is payable in monthly principal installments of $126 and is due May 11, 2013.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Continued)

Interest rates available under the amended and restated senior loan and security agreement may be selected from a number of options that effectively allow the Company to borrow at rates ranging from the lender's prime rate plus 1.50% to the lender's prime rate plus 2.75% for base rate loans, or at rates ranging from LIBOR plus 2.00% to LIBOR plus 3.25% for LIBOR loans.  The weighted-average interest rate on borrowings outstanding under this agreement was 5.68% at December 27, 2008 and 6.68% at December 29, 2007.  Commitment fees ranging from 0.25% to 0.375% per annum are payable on the average daily unused balance of the revolving credit facility.  The interest rate on a portion of borrowings under the amended and restated senior loan and security agreement are fixed by an interest rate swap arrangement that effectively fixes the interest rate on $30,000 of borrowings under the amended and restated senior loan and security agreement at 4.79% plus the applicable credit spreads.  The levels of the Company's accounts receivable and inventory limit borrowing availability under the revolving credit facility.  The facility is secured by a first priority lien on substantially all of the Company's assets.

Effective January 1, 2009, the amended and restated senior loan and security agreement was further amended to modify certain interest rate definitions to change the relative relationship between base rates and LIBOR rates as used in the agreement and to reduce the applicable credit spreads for base rate loans by .50%.

The Company's amended and restated senior loan and security agreement does not contain ongoing financial covenants and permits payment of dividends and repurchases of the Company's Common Stock in an aggregate annual amount of up to $3,000 and distributions in excess of $3,000 under conditions specified in the agreement.  The agreement also contains covenants that could limit future acquisitions.  Unused borrowing capacity under the amended and restated senior loan and security agreement on December 27, 2008 was $11,443.

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

The Company's capitalized lease obligations have terms ranging from four to seven years, are secured by the specific equipment leased, bear interest ranging from 6.65% to 7.27% and are due in monthly installments of principal and interest of $131 through June 2010, monthly installments of principal and interest ranging from $32 to $8 from July 2010 through November 2015.

The Company's $6,288 mortgage is secured by real property, is payable in monthly principal installments ranging from $20 to $28 during the remaining term and matures in March 2013.  The mortgage bears interest at LIBOR plus 2.0% and the interest rate is fixed at 6.54% through March 13, 2013 by an interest rate swap.

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

Interest payments were $6,093 in 2008, $6,469 in 2007, and $7,152 in 2006.  Interest capitalized by the Company was $367 in 2008, $457 in 2007, and $243 in 2006.

Maturities of long-term debt for periods following December 27, 2008 are as follows:

	Long-Term Debt	Capital Leases	Total
		(See Note N)
2009	$7,439	$1,393	$8,832
2010	7,058	1,099	8,157
2011	6,387	259	6,646
2012	12,909	160	13,069
2013	56,672	84	56,756
Thereafter	185	204	389
Total	$90,650	$3,199	$93,849

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Continued)

NOTE G - FINANCIAL INSTRUMENTS

The Company's financial instruments are not held or issued for trading purposes.  The carrying amounts and estimated fair value of the Company's financial instruments are summarized as follows:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$113	$113	$427	$427
Notes receivable, including current portion	425	425	542	542
Available-for-sale securities	235	235	---	---

Financial liabilities:
Long-term debt and capital leases, including current portion	93,849	92,486	88,645	87,342
Interest rate swaps	(2,248)	(2,248)	(885)	(885)

The fair value of the Company's long-term debt and capital leases were estimated using market rates the Company believes are available for similar types of financial instruments.

NOTE H - FAIR VALUE MEASUREMENTS

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

The Company's available-for-sale securities and interest rate swaps are measured under the fair value standard.  The following table summarizes the hierarchy level the Company used to determine fair value of its financial assets and liabilities as of December 27, 2008:

	Balance at	Fair Value Hierarchy Level
	Dec. 27, 2008	Level 1		Level 2		Level 3
Assets:
Available-for-sale securities	$235		$235	$	---	$	---

Liabilities:
Interest rate swaps	$2,248	$	---		$2,248	$	---

The fair value of available-for-sale securities was determined based on quoted market prices and the fair value of the interest rate swaps was obtained from external sources and was determined through the use of models that consider various assumptions and relevant economic factors.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Continued)

Available-for-sale securities are reflected on the Company's consolidated balance sheet in other current assets and related gains and losses are deferred in AOCIL.  Unrealized gains, net of taxes, included in AOCIL were $145 at December 27, 2008.  During 2008, the Company realized gains from the sale of available-for-sale securities of $222, or $137 net of tax.  The basis on which the gains were reclassified out of AOCIL into earnings was determined by specific identification.

The Company is a party to an interest rate swap agreement with a notional amount of $30,000 through May 11, 2010.  Under the interest rate swap agreement, the Company pays a fixed rate of interest of 4.79% times the notional amount and receives in return a specified variable rate of interest times the same notional amount.  The interest rate swap is linked to the Company's variable rate debt and is considered a highly effective hedge.  The fair value of the interest rate swap agreement is reflected on the Company's consolidated balance sheets in other long-term liabilities and related gains and losses are deferred in AOCIL.  Unrealized losses, net of taxes, included in AOCIL were $971 at December 27, 2008.

The Company is also a party to an interest rate swap agreement through March 2013, which is linked to a mortgage and considered a highly effective hedge.  Under the interest rate swap agreement, the Company pays a fixed rate of interest times a notional amount equal to the outstanding balance of the mortgage, and receives in return an amount equal to a specified variable rate of interest times the same notional amount.  At December 27, 2008, the notional amount of the interest swap agreement was $6,288.  Under the terms of the interest rate swap agreement, the Company pays a fixed interest rate of 4.54% through March 2013, which effectively fixes the interest rate on the mortgage at 6.54%.  The fair value of the interest rate swap agreement is reflected on the Company's consolidated balance sheets in other long-term liabilities and related gains and losses are deferred in AOCIL.  Unrealized losses, net of taxes, included in AOCIL were $388 at December 27, 2008.

NOTE I - EMPLOYEE BENEFIT PLANS

The Company sponsors two 401(k) defined contribution plans covering substantially all associates.  The Company generally matches participants' contributions, on a sliding scale, up to a maximum of 5% of the participant's earnings.  Matching contributions for the 401(k) plans was $1,076 for the 2008 plan year.  The Company does not expect to match participant’s contribution for one of the two 401(k) plans for the 2009 plan year; accordingly, matching contributions for 401(k) plans for the 2009 plan year are expected to be approximately $100.  The Company may make additional contributions to the plan if the Company achieves certain performance targets.

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation.  The obligations owed to participants under this plan were $9,197 at December 27, 2008 and $12,709 at December 29, 2007 and are included in other long-term liabilities in the Company's consolidated balance sheets.  The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors.  The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan.  Amounts invested in company-owned life insurance in the Rabbi Trust were $8,931 at December 27, 2008 and $12,777 at December 29, 2007 and are included in other long-term assets in the Company's consolidated balance sheets.

On December 29, 2007, the Company merged its only remaining defined benefit pension plan into a multi-employer pension plan.  As a result of the merger, the Company ceased to be a plan sponsor and became a contributing employer in the multi-employer pension plan.  Expenses related to the merger in 2007 were $1,518, or $1,023 net of tax, and the Company contributed $205 in January 2008 to complete its funding obligation for the defined benefit pension plan.  Substantially all of the expenses were non-cash and principally consisted of previously unrecognized actuarial losses.  The Company's expense related to the multi-employer pension plan during 2008 was $186.  Based on current employment and benefit levels, the Company's contributions to the multi-employer plan are expected to be approximately $215 for 2009.

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

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Continued)

During 2006, the Company adopted the provisions of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statement No. 87, 88, 106 and 132(R)".

Information about the benefit obligation, assets and funded status of the Company's defined benefit pension plans is summarized as follows:

		2008		2007
Change in benefit obligation:
Benefit obligation at beginning of year	$	---		$2,845
Service cost		---		169
Interest cost		---		164
Actuarial loss		---		76
Benefits paid		---		(15)
Settlements		---		(396)
Liabilities transferred to multi-employer plan		---		(2,843)
Benefit obligation at end of year		---		---

Change in plan assets:
Fair value of plan assets at beginning of year		---		2,542
Actual return on plan assets		---		22
Employer contributions		---		295
Benefits paid		---		(15)
Settlements		---		(396)
Assets transferred to multi-employer plan		---		(2,448)
Fair value of plan assets at end of year		---		---
Funded status	$	---	$	---

Information about the benefit obligation and funded status of the Company's postretirement benefit plans is summarized as follows:

	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$842	$886
Service cost	4	5
Interest cost	46	46
Participant contributions	25	27
Actuarial (gain) loss	(52)	(95)
Benefits paid	(26)	(27)
Medicare Part D subsidy	14	---
Benefit obligation at end of year	853	842

Change in plan assets:
Fair value of plan assets at beginning of year	---	---
Employer contributions	(13)	---
Participant contributions	25	27
Benefits paid	(26)	(27)
Medicare Part D subsidy	14	---
Fair value of plan assets at end of year	---	---
Funded status	$(853)	$(842)

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Continued)

The balance sheet classification of the Company's liability for postretirement benefit plans is summarized as follows:

	2008	2007
Accrued expenses	$33	$28
Other long-term liabilities	820	814
Total liability	$853	$842

Benefits expected to be paid on behalf of associates for postretirement benefit plans during the period 2009 through 2018 are summarized as follows:

Years	Postretirement Plans
2009	$33
2010	35
2011	26
2012	27
2013	28
2014 - 2018	135

Assumptions used to determine benefit obligations of the Company's postretirement benefit plans are summarized as follows:

	2008	2007
Weighted-average assumptions as of year-end:
Discount rate (benefit obligations)	5.68%	5.44%

Assumptions used and related effects of health care cost are summarized as follows:

	2008	2007
Health care cost trend assumed for next year	10.00%	10.00%
Rate to which the cost trend is assumed to decline	5.00%	6.00%
Year that the rate reaches the ultimate trend rate	2016	2012

The effect of a 1% change in the health care cost trend on the Company's postretirement benefit plans is summarized as follows:

	2008		2007
	1% Increase	1% Decrease	1% Increase	1% Decrease
Accumulated postretirement benefit obligation	$3	$(4)	$3	$(3)

Components of net periodic benefit costs for all retirement plans are summarized as follows:

		2008	2007	2006
Defined benefit plans:
Service cost	$	---	$169	$183
Interest cost		---	164	272
Expected return on plan assets		---	(200)	(305)
Amortization of prior service costs		---	6	6
Recognized net actuarial loss		---	78	196
Settlement loss		---	221	3,451
Total - Defined pension plans		---	438	3,803
Defined contribution plan		1,076	1,025	1,022
Net periodic benefit cost		$1,076	$1,463	$4,825

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Continued)

Costs charged for all postretirement plans are summarized as follows:

	2008	2007	2006
Defined benefit plans:
Service cost	$4	$5	$5
Interest cost	46	46	53
Amortization of prior service credits	(88)	(88)	(88)
Recognized net actuarial gain	(61)	(53)	(67)
Settlement gain	(32)	(68)	(28)
Net periodic benefit credit	$(129)	$(158)	$(125)

Pre-tax amounts included in AOCIL for the Company's postretirement benefit plans at December 27, 2008 are summarized as follows:

	Postretirement Benefit Plans
	2008	2009 Expected Amortization
Prior service credits	$(629)	$(88)
Unrecognized actuarial gains	(509)	(55)
Totals	$(1,138)	$(143)

NOTE J - INCOME TAXES

The Company accounts for uncertainty in income tax positions under the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48").  Unrecognized tax benefits at December 27, 2008 were $332.  Due to the Company's valuation allowances, such benefits, if recognized, would not affect the Company's effective tax rate.  No interest or penalties have been accrued at December 27, 2008.  The Company does not expect its unrecognized tax benefits to change significantly during the next twelve months.  The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense.

Following is a summary of the change in the Company's unrecognized tax benefits:

	2008	2007
Balance at beginning of year	$419	$432
Additions based on tax positions taken during a prior period	37	59
Reductions related to settlement of tax matters	(15)	(51)
Reductions related to a lapse of applicable statute of limitations	(109)	(21)
Balance at end of year	$332	$419

The Company and its subsidiaries are subject to United States federal income taxes, as well as income taxes in a number of state jurisdictions.  The tax years subsequent to 2004 remain open to examination for U.S. federal income taxes and most state jurisdictions.  A few state jurisdictions remain open to examination for tax years subsequent to 2003.

The provision (benefit) for income taxes on income (loss) from continuing operations consists of the following:

	2008	2007	2006
Current
Federal	$(4,740)	$4,079	$1,309
State	(194)	308	103
Total current	(4,934)	4,387	1,412

Deferred
Federal	1,223	(645)	324
State	804	(49)	45
Total deferred	2,027	(694)	369

Income tax provision (benefit)	$(2,907)	$3,693	$1,781

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax basis of those assets and liabilities.

Significant components of the Company's deferred tax liabilities and assets are as follows:

	2008	2007
Deferred tax liabilities:
Property, plant and equipment	$14,363	$13,397
Intangible assets	161	121
Other	3,340	3,289
Total deferred tax liabilities	17,864	16,807

Deferred tax assets:
Inventories	1,446	1,686
Retirement benefits	4,050	3,769
Other employee benefits	858	882
State net operating losses	1,956	1,095
State tax credit carryforwards	2,194	2,079
Allowances for bad debts, claims and discounts	2,276	2,385
Other	1,512	1,024
Total deferred tax assets	14,292	12,920
Valuation allowance	(3,640)	(2,528)
Net deferred tax asset	10,652	10,392
Net deferred tax liabilities	$7,212	$6,415

At December 27, 2008, $1,956 of deferred tax assets related to approximately $48,500 of state tax net operating loss carryforwards and $2,194 state tax credit carryforwards were available to the Company that will expire in five to twenty years.  A valuation allowance of $3,640 is recorded to reflect the estimated amount of deferred tax assets that may not be realized during the carryforward periods.

Differences between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate of 34% to income (loss) from continuing operations are summarized as follows:

	2008	2007	2006
Statutory rate applied to income (loss) from continuing operations	$(11,572)	$3,560	$3,385
Plus state income taxes net of federal tax effect	581	269	97
Total statutory provision (benefit)	(10,991)	3,829	3,482

Increase (decrease) attributable to:
Impairment of goodwill	7,861	---	---
Tax contingency reserve	(71)	33	(1,221)
Refunds from utilization of tax credits	(93)	(114)	(411)
Other items	387	(55)	(69)
Total tax provision (benefit)	$(2,907)	$3,693	$1,781

During the fourth quarter of 2008, the Company recognized a non-deductible loss of $23,121 from the impairment of goodwill.  The Company's effective tax benefit rate was 8.5% for 2008, principally as a result of the goodwill impairment.

The settlement of federal and state income tax examinations and expiring tax statute of limitations reduced the Company’s tax contingency reserve and its income tax provision by $1,221 in 2006.  The Company also recognized federal and state income tax credits and received certain non-taxable life insurance benefits in 2006.  These adjustments and income tax credits and non-taxable income reduced the Company's effective tax rate to 18.4% for 2006.

Income tax payments, net of income tax refunds, for continuing and discontinued operations were $1,368 in 2008, $3,080 in 2007, and $1,625 in 2006.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	2008	2007	2006
Income (loss) from continuing operations (1)	$(31,128)	$6,778	$7,891

Denominator for calculation of basic earnings (loss) per share - weighted-average shares outstanding (2)	12,449	12,788	12,702

Effect of dilutive securities:
Stock options (3)	---	129	222
Restricted stock grants (2)(3)	---	14	6
Directors' stock performance units	---	36	29
Denominator for calculation of diluted earnings (loss) per share - weighted-average shares outstanding adjusted for potential dilution (2)(3)	12,449	12,967	12,959

Earnings (loss) per share:
Basic	$(2.50)	$0.53	$0.62
Diluted	(2.50)	0.52	0.61

(1)

No adjustments needed in the numerator for diluted calculations.

(2)

Includes Common and Class B Common shares, less shares held in treasury, in thousands.

(3)

Because their effects are anti-dilutive, shares issuable under stock option plans where the exercise price is greater than the average market price of Common Shares outstanding at the end of the relevant period, restricted stock grants where market conditions have not been met, and shares issuable on conversion of subordinated debentures into shares of Common Stock have been excluded.  Aggregate shares excluded were 1,484 shares in 2008, 1,367 shares in 2007, and 995 shares in 2006.

NOTE L - STOCK COMPENSATION EXPENSE AND STOCK PLANS

Stock Compensation Expense

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity or liability instrument issued.

Stock-based compensation expense was $1,322 for 2008, $1,179 for 2007 and $662 for 2006.  No stock options were granted in 2008, 2007 or 2006.

At December 27, 2008, unrecognized compensation expense related to unvested stock options was $7 and is expected to be recognized over a weighted-average period of 0.3 years.

Excess tax benefits of $115 and $202 were included in cash provided by financing activities for the years ended 2007 and 2006, respectively.

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

Restricted Stock Awards

During 2008, the Company granted 187,417 shares of restricted stock to officers of the Company.  The grant-date fair value of the awards was $1,643, or $8.765 per share.  The shares vest over terms ranging from 2 to 19 years from the date the awards were granted.  Each award is subject to a continued service condition.  The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

During 2007, the Company granted 109,620 shares of restricted stock to officers and other key employees.  The grant-date fair value of the awards was $1,435, or $13.09 per share.  The shares will vest over terms ranging from 2 to 20 years from the date the awards were granted.  Each award is subject to a continued service condition.  The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

On June 6, 2006, the Company granted 125,000 shares of restricted stock to its Chief Executive Officer.  The award was intended to retain and motivate the Company's Chief Executive Officer over the term of the award and to bring his total compensation package closer to median levels for Chief Executive Officers of comparable companies.  The fair value of the award was $1,556, or $12.45 per share, equivalent to 92% of the market value of a share of the Company's Common Stock on the date the award was granted.  Such value was determined using a binomial model and will be expensed over the seven year term of the award.  Vesting of the shares is contingent on a 35% increase in the market value of the Company's Common Stock (the "Market Condition") prior to June 5, 2011.  Additionally, vesting of shares requires the Chief Executive Officer to meet a continued service condition during the term of the award, with a two year minimum vesting period.  Shares subject to the award vest pro rata annually after the Market Condition and minimum vesting period are met on the anniversary date the award was granted.

During 2006, the Company also granted 24,000 shares of restricted stock to key employees.  The grant-date fair value of the awards was $333, or $13.88 per share.  Vesting of the share awards is subject to a continued service condition, with one-third to one-fifth of the awards vesting each year from the date the awards were granted.  The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

Restricted stock activity for the three years ended December 27, 2008 is summarized as follows:

	Number of Shares	Weighted-Average Fair Value of Awards Granted During the Year
Outstanding at December 31, 2005	57,990	$	---
Granted	149,000		12.68
Vested	(19,330)		---
Forfeited	---		---

Outstanding at December 30, 2006	187,660		---
Granted	109,620		13.09
Vested	(29,369)		---
Forfeited	(11,787)		---

Outstanding at December 29, 2007	256,124		---
Granted	187,417		8.77
Vested	(50,371)		---
Forfeited	---		---

Outstanding at December 27, 2008	393,170	$	---

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Continued)

As of December 27, 2008, unrecognized compensation cost related to unvested restricted stock was $2,827.  That cost is expected to be recognized over a weighted-average period of 3.7 years.  The total fair value of shares vested was approximately $412, $359 and $261 during 2008, 2007 and 2006, respectively.

Stock Performance Units

The Company's non-employee directors receive 50% of their annual retainer ($12 in 2008) in Stock Performance Units under the Directors' Stock Plan.  Upon retirement, the Stock Performance Units vest and the Company issues a number of shares of Common Stock equivalent to the number of Stock Performance Units held by non-employee directors.  The fair value of each Stock Performance Unit awarded was equal to the market value of a share of the Company's Common Stock on the grant date.  As of December 27, 2008, 48,812 Stock Performance Units were outstanding under this plan.

Stock Purchase Plan

The Company has a stock purchase plan which authorizes 108,000 shares of Common Stock for purchase by supervisory associates at the market price prevailing at the time of purchase.  At December 27, 2008, 27,480 shares remained available for issuance under the plan.  Shares sold under this plan are held in escrow until paid for and are subject to repurchase agreements which give the Company a right of first refusal to purchase the shares if they are subsequently sold.  No shares were sold under the plan in 2008, 2007 or 2006.

Stock Options

All unvested stock options issued under the Company's 2000 Plan are exercisable generally at a cumulative rate of 25% per year after the second year from the date the options are granted.  Any options granted under the Company's 2006 Plan will be exercisable for periods determined at the time the awards are granted.  No options were granted under either of these plans during 2008, 2007 and 2006.

During 2008, the Company modified 257,360 options by extending the life of certain options from 5 and 6 years to 10 years.  The modification affected only 25 employees of the Company and resulted in an additional expense of approximately $21.

Option activity for the three years ended December 27, 2008 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2005	1,189,312	$10.78
Exercised	(125,340)	6.81
Forfeited	(34,375)	14.71

Outstanding at December 30, 2006	1,029,597	11.13
Exercised	(103,106)	6.16
Forfeited	(8,625)	12.90

Outstanding at December 29, 2007	917,866	11.68
Exercised	(6,250)	3.95
Forfeited	(52,675)	13.50

Outstanding at December 27, 2008	858,941	$11.62

Options exercisable at:
December 30, 2006	976,635	11.36
December 29, 2007	904,054	11.71
December 27, 2008	854,691	11.62

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Continued)

The following table summarizes information about stock options at December 27, 2008:

Options Outstanding
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$3.21 - $4.78	119,100	3.2 years	$4.26
6.96 - 6.96	115,481	3.4 years	6.96
11.85 - 17.58	624,360	6.4 years	13.89
$3.21 - $17.58	858,941	5.5 years	$11.62

Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$3.21 - $4.78	119,100	3.2 years	$4.26
6.96 - 6.96	115,481	3.4 years	6.96
11.85 - 17.58	620,110	6.4 years	13.90
$3.21 - $17.58	854,691	5.5 years	$11.62

At December 27, 2008, the market value of all outstanding stock options was less than their exercise price by $8,659 and the market value of exercisable stock options was less than their exercise price by $8,613.  The market value of stock options exercised exceeded their exercise price during the year ended 2008, 2007 and 2006 by $13, $682 and $905, respectively.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Continued)

NOTE M - COMPREHENSIVE INCOME (LOSS)

	2008	2007	2006
Net income (loss)	$(31,403)	$6,266	$7,703
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap agreements:
Before income taxes	(1,297)	(1,207)	442
Income taxes	(493)	(459)	168
Net of taxes	(804)	(748)	274

Unrealized gain on available-for-sale securities:
Before income taxes	455	---	---
Income taxes	173	---	---
Net of taxes	282	---	---

Realized gain on available-for-sale securities:
Before income taxes	(222)	---	---
Income taxes	(85)	---	---
Net of taxes	(137)	---	---

Unrecognized net actuarial gain (loss) on pension and postretirement benefit plans:
Before income taxes	20	(202)	---
Income taxes	8	(75)	---
Net of taxes	12	(127)	---

Recognition of net actuarial (gain) loss on pension and postretirement benefit plans:
Before income taxes	(61)	1,806	---
Income taxes	(23)	685	---
Net of taxes	(38)	1,121	---

Amortization of prior service credits on pension and postretirement benefit plans:
Before income taxes	(88)	(14)	---
Income taxes	(34)	(6)	---
Net of taxes	(54)	(8)	---

Change in additional minimum pension liability:
Before income taxes	---	---	2,789
Income taxes	---	---	1,040
Net of taxes	---	---	1,749

Comprehensive income (loss)	$(32,142)	$6,504	$9,726

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Continued)

Components of accumulated other comprehensive income (loss) are as follows:

		Minimum Pension Liability	Interest Rate Swaps		Available-for-Sale Securities		Pension & Post-Retirement Liabilities	Total
Balance at December 31, 2005		$(2,806)	$(81)	$	---	$	---	$(2,887)

Change in minimum pension liability, net of tax of $1,040		1,749	---		---		---	1,749

Unrealized gain on interest rate swap agreements, net of tax of $168		---	274		---		---	274

Reclassification upon adoption of SFAS No. 158, net of tax of $646		1,057	---		---		(1,057)	---

Reclassification of unrecognized gains upon adoption of SFAS No. 158, net of tax of $525		---	---		---		856	856
Balance at December 30, 2006		---	193		---		(201)	(8)

Unrealized loss on interest rate swap agreements, net of tax of $459		---	(748)		---		---	(748)

Unrecognized net actuarial loss on pension and postretirement benefit plans, net of tax of $75		---	---		---		(127)	(127)

Recognition of net actuarial loss on pension and postretirement benefit plans, net of tax of $685		---	---		---		1,121	1,121

Amortization of prior service credits on pension and postretirement benefit plans, net of tax of $6		---	---		---		(8)	(8)
Balance at December 29, 2007		---	(555)		---		785	230

Unrealized loss on interest rate swap agreements, net of tax of $493		---	(804)		---		---	(804)

Unrealized gain on available-for- sale securities, net of tax of $173		---	---		282		---	282

Realized gain on available-for- sale securities, net of tax of $85		---	---		(137)		---	(137)

Unrecognized net actuarial loss on pension and postretirement benefit plans, net of tax of $8		---	---		---		12	12

Recognition of net actuarial loss on pension and postretirement benefit plans, net of tax of $23		---	---		---		(38)	(38)

Amortization of prior service credits on pension and postretirement benefit plans, net of tax of $34		---	---		---		(54)	(54)
Balance at December 27, 2008	$	---	$(1,359)		$145		$705	$(509)

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Continued)

NOTE N - COMMITMENTS

The Company had commitments of approximately $1,179 at December 27, 2008, consisting primarily for purchases of machinery and equipment and, to a lesser extent, building additions.

The Company leases certain equipment under capital leases and certain buildings, machinery and equipment under operating leases.  Commitments for minimum rentals under non-cancelable leases, including any applicable rent escalation clauses, are as follows:

	Capital Leases	Operating Leases
2009	$1,575	$1,884
2010	1,181	1,708
2011	298	1,437
2012	186	987
2013	102	134
Total commitments	3,342	6,150
Less amounts representing interest	(347)	---
Total	$2,995	$6,150

Property, plant and equipment includes machinery and equipment under capital leases which have cost and accumulated depreciation of $9,680 and $6,199, respectively, at December 27, 2008, and $9,104 and $5,006, respectively, at December 29, 2007.

Rental expense was approximately $2,641, $2,422 and $2,437 during the years 2008, 2007 and 2006, respectively.

NOTE O - OTHER (INCOME) EXPENSE

Other income and expense is summarized as follows:

	2008	2007	2006
Other operating income:
Gain on sale of other operating assets	$(214)	$(13)	$(27)
Insurance settlements and refunds	---	---	(353)
Miscellaneous income	(214)	(456)	(260)
Other operating income	$(428)	$(469)	$(640)

Other operating expense:
Retirement expenses	$546	$392	$453
Miscellaneous expense	399	281	280
Other operating expense	$945	$673	$733

Other income:
Interest income	$(20)	$(20)	$(32)
Sale of available-for-sale securities	(222)	---	---
Dispute settlement	---	---	(294)
Miscellaneous income	(137)	(143)	(128)
Other income	$(379)	$(163)	$(454)

Other expense:
Miscellaneous expense	$53	$69	$127
Other expense	$53	$69	$127

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Continued)

NOTE P - FACILITY CONSOLIDATION AND SEVERANCE EXPENSES

In response to the continued difficult economic conditions, the Company developed plans to consolidate its North Georgia tufting operations into its Atmore, Alabama tufting, dyeing and finishing facility, combine its two Santa Ana, California facilities and make organizational and other changes to reduce staff and expenses throughout the Company.  The Consolidation of our East Coast tufting operations was substantially completed early in the first quarter of 2009.

Cost of consolidation and administrative organizational changes made in 2008 were primarily related to the consolidation of the Company’s East Coast Tufting operations and are summarized as follows:

							As of December 27, 2008
	Accrued Balance at 2007		2008 Expenses To Date	Cash Payments	Accrued Balance at 2008		Total Costs Incurred To Date	Total Expected Costs
Equipment and inventory relocation	$	---	$1,855	$(1,855)	$	---	$1,855	$2,500
Severance pay		---	462	(181)		281	462	600
Totals	$	---	$2,317	$(2,036)		$281	$2,317	$3,100

These costs are classified in "Facility consolidation and severance expenses" in the Company's Consolidated Statements of Operations for the year ended December 27, 2008.

The Company is reviewing its alternatives for its two West Coast operations and is now considering the possibility of selling this business or, more likely, consolidating it into its East Coast facilities, beginning as early as the second half of 2009.

NOTE Q - DISCONTINUED OPERATIONS

Results associated with operations that have been sold or discontinued are generally classified as discontinued operations for all periods presented.  Pension expenses associated with employees of the Company's discontinued textile operations are included in continuing operations in accordance with Statement of Financial Accounting Standards No. 88.

Discontinued operations are summarized as follows:

	2008	2007	2006
Loss on discontinued operations:
Before income taxes	$(417)	$(873)	$(321)
Income tax benefit	(142)	(361)	(133)
Loss from discontinued operations, net of tax	$(275)	$(512)	$(188)

Discontinued operating losses in 2008, 2007 and 2006 primarily consisted of expenses for workers' compensation and sales tax expenses related to businesses sold in 2003 and 2004.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

THE DIXIE GROUP, INC. AND SUBSIDIARIES

(dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses		Deductions		Balance at End of Year

Year ended December 27, 2008:

Reserves deducted from asset accounts:
Allowance for doubtful accounts	$676	$607		$322	(1)	$961
Reduce inventories to net realizable value	6,702	---		1,119	(2)	5,583
Deferred income tax asset valuation allowance	2,528	1,159		47	(3)	3,640

Reserves classified as liabilities:
Provision for claims, allowances and warranties	3,382	6,080		6,331	(4)	3,131

Year ended December 29, 2007:

Reserves deducted from asset accounts:
Allowance for doubtful accounts	$651	$204		$179	(1)	$676
Reduce inventories to net realizable value	5,175	1,527	(2)	---		6,702
Deferred income tax asset valuation allowance	2,410	326		208	(3)	2,528

Reserves classified as liabilities:
Provision for claims, allowances and warranties	3,089	6,981		6,688	(4)	3,382

Year ended December 30, 2006:

Reserves deducted from asset accounts:
Allowance for doubtful accounts	$595	$384		$328	(1)	$651
Reduce inventories to net realizable value	6,705	---		1,530	(2)	5,175
Deferred income tax asset valuation allowance	1,627	1,002		219	(3)	2,410

Reserves classified as liabilities:
Provision for claims, allowances and warranties	2,699	9,150		8,760	(4)	3,089

(1)

Uncollectible accounts written off, net of recoveries.

(2)

Current year net additions and deductions to the reserve.

(3)

Reductions resulting from settlement of federal and state income tax examinations and expiration of tax statute of limitations.

(4)

Reserve reductions for claims and allowances settled.

ANNUAL REPORT ON FORM 10-K
ITEM 15(e)
EXHIBITS

YEAR ENDED DECEMBER 27, 2008
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

Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated October 23, 2007.*
(4.10)	Note and Security Agreement with Bank of America Leasing & Capital, LLC	Incorporated by reference to Exhibit (99.1) to Dixie's Current Report on Form 8-K dated November 9, 2007*
(4.11)	Agreement by and between Stifel, Nicolaus & Company, Inc. dated August 18, 2008, to repurchase shares of The Dixie Group, Inc.'s Common Stock	Incorporated by reference to Exhibit (99.1) to Dixie's Current Report on Form 8-K dated August 18, 2008.
(4.12)

Second Amended and Restated Loan and Security Agreement dated October 24, 2008, by and among The Dixie Group, Inc., each of its subsidiaries as guarantors, Bank of America, N.A., in its capacity as collateral and administrative agent for the Lenders, and the Lenders (as such term is defined in the Loan Agreement)

Incorporated by reference to Exhibit 4.1 to Dixie's Current Report on Form 8-K dated October 24, 2008.
(4.14)	Agreement by and between Raymond James & Associates, Inc. dated November 6, 2008, to repurchase shares of The Dixie Group, Inc.'s Common Stock	Incorporated by reference to Exhibit (99.1) to Dixie's Current Report on Form 8-K dated November 6, 2008.
(4.13)

First Amendment to Second Amended and Restated Loan and Security Agreement dated October 24, 2008, by and among The Dixie Group, Inc. each of its subsidiaries as guarantors, and Bank of America, N.A. (successor to Fleet Capital Corporation), effective January 1, 2009.

Incorporated by reference to Exhibit (4.1) to Dixie's Current Report on Form 8-K dated December 23, 2008.

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

Incorporated by reference to Current Report on Form 8-K dated March 20, 2006. *
(10.22)	Form of Award of Career Shares under the 2006 Incentive Compensation Plan for Participants holding only shares of the Company’s Common Stock.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated June 6, 2006. *

(10.23)	Form of Award of Career Shares under the 2006 Incentive Compensation Plan for Participants holding shares of the Company’s Class B Common Stock.**	Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated June 6, 2006. *
(10.24)	Form of Award of Long Term Incentive Plan Shares under the 2006 Incentive Compensation Plan for Participants holding only shares of the Company’s Common Stock.**	Incorporated by reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated June 6, 2006. *
(10.25)	Form of Award of Long Term Incentive Plan Shares under the 2006 Incentive Compensation Plan for Participants holding shares of the Company’s Class B Common Stock.**	Incorporated by reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated June 6, 2006. *
(10.26)	Award of 125,000 shares of Restricted Stock under the 2006 Stock Awards Plan to Daniel K. Frierson.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated June 7, 2006. *
(10.27)	Summary description of The Dixie Group, Inc. 2007 Annual Compensation Plan.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated February 26, 2007.*
(10.28)	Rule 10b5-1 and 10b-18 Repurchase Agreement by and between The Dixie Group, Inc. and Raymond James & Associates, Inc. dated December 11, 2007*	Incorporated by reference to Exhibit (99.1) to Dixie's Current Report on Form 8-K dated December 11, 2007*
(10.29)	Merger agreement between The Dixie Group, Inc. and Unite Here National Retirement Fund regarding the Company's Masland Bargaining Unit Defined Benefit Pension Plan.**	Incorporated by reference to Exhibit (99.1) to Dixie's Current Report on Form 8-K dated December 28, 2007*
(10.30)	Summary description of The Dixie Group, Inc. 2008 Annual Incentive Plan	Incorporated by reference to Exhibit 10.1 to Dixie's Current Report on Form 8-K dated February 15, 2008*

(14)	Code of Ethics.	Incorporated by reference to Exhibit (14) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2003. *
(21)	Subsidiaries of the Registrant.	Filed herewith.
(23)	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
(31.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(a).	Filed herewith.
(31.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(a).	Filed herewith.

(32.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(b).	Filed herewith.
(32.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(b).	Filed herewith.

*   Commission File No. 0-2585.

** Indicates a management contract or compensatory plan or arrangement.