Form 10-Q
period 2009-03-28
DIXIE GROUP INC
filed 2009-05-06
CIK 29332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 28, 2009
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes      ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)	☐	Yes	☑	No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of April 20, 2009
Common Stock, $3 Par Value	11,740,267 shares
Class B Common Stock, $3 Par Value	858,447 shares
Class C Common Stock, $3 Par Value	0 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands)
	(Unaudited)
	March 28, 2009	December 27, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$169	$113
Receivables (less allowance for doubtful accounts of $1,033 for 2009 and $961 for 2008)	23,162	32,976
Inventories	65,888	75,167
Other current assets	8,095	5,893
TOTAL CURRENT ASSETS	97,314	114,149

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	6,088	6,088
Buildings and improvements	47,326	46,892
Machinery and equipment	131,817	131,297
	185,231	184,277
Less accumulated depreciation and amortization	(93,651)	(90,217)
NET PROPERTY, PLANT AND EQUIPMENT	91,580	94,060

OTHER ASSETS
Goodwill	---	33,406
Other long-term assets	10,108	11,048
TOTAL OTHER ASSETS	10,108	44,454

TOTAL ASSETS	$199,002	$252,663

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$9,645	$11,335
Accrued expenses	15,334	16,356
Current portion of long-term debt	8,864	8,832
TOTAL CURRENT LIABILITIES	33,843	36,523

LONG-TERM DEBT
Senior indebtedness	59,294	68,549
Capital lease obligations	1,442	1,806
Convertible subordinated debentures	14,662	14,662
TOTAL LONG-TERM DEBT	75,398	85,017

DEFERRED INCOME TAXES	6,130	10,713
OTHER LONG-TERM LIABILITIES	11,502	12,822
COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued - 15,844,542 shares for 2009 and 15,840,374 shares for 2008	47,534	47,521
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued - 858,447 shares for 2009 and 862,915 shares for 2008	2,575	2,589
Additional paid-in capital	136,159	136,015
Accumulated deficit	(54,397)	(18,840)
Accumulated other comprehensive income (loss)	(526)	(509)
	131,345	166,776
Less Common Stock in treasury at cost - 4,104,275 shares for 2009 and 4,086,546 shares for 2008	(59,216)	(59,188)
TOTAL STOCKHOLDERS' EQUITY	72,129	107,588

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$199,002	$252,663

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended
	March 28, 2009	March 29, 2008

Net sales	$47,639	$70,722
Cost of sales	38,024	50,165

Gross profit	9,615	20,557
Selling and administrative expenses	15,618	18,943
Other operating income	(43)	(148)
Other operating expense	182	187
Facility consolidation and severance expenses	1,615	---
Impairment of goodwill	31,406	---

Operating income (loss)	(39,163)	1,575

Interest expense	1,486	1,476
Other income	(305)	(61)
Other expense	20	8

Income (loss) from continuing operations before taxes	(40,364)	152
Income tax provision (benefit)	(4,923)	70

Income (loss) from continuing operations	(35,441)	82
Loss from discontinued operations, net of tax	(116)	(69)
Net income (loss)	$(35,557)	$13

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(2.90)	$0.01
Discontinued operations	(0.01)	(0.01)
Net income (loss)	$(2.91)	$0.00

BASIC SHARES OUTSTANDING	12,236	12,649

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(2.90)	$0.01
Discontinued operations	(0.01)	(0.01)
Net income (loss)	$(2.91)	$0.00

DILUTED SHARES OUTSTANDING	12,236	12,768

DIVIDENDS PER SHARE:
Common Stock	---	---
Class B Common Stock	---	---

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Three Months Ended
	March 28, 2009	March 29, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$(35,441)	$82
Loss from discontinued operations	(116)	(69)
Net income (loss)	(35,557)	13

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,564	3,480
Change in deferred income taxes	(2,903)	(19)
Net gain on property, plant and equipment disposals	(3)	(113)
Gain on sale of available-for-sale securities	(283)	---
Stock-based compensation expense	320	261
Impairment of goodwill	31,406	---
Changes in operating assets and liabilities:
Accounts receivable	9,814	411
Inventories	9,279	(6,403)
Other current assets	(2,165)	(2,410)
Accounts payable and accrued expenses	(2,240)	735
Other operating assets and liabilities	(157)	(443)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	11,075	(4,488)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	3	241
Purchase of property, plant and equipment	(1,026)	(2,929)
Net proceeds from sale of available-for-sale securities	283	---
NET CASH USED IN INVESTING ACTIVITIES	(740)	(2,688)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) borrowings on credit line	(8,034)	7,243
Payments on term loan	(377)	(427)
Payments on equipment financing	(774)	(724)
Payments on capitalized leases	(339)	(338)
Payments on mortgage note payable	(63)	(60)
Change in outstanding checks in excess of cash	(649)	2,480
Common stock issued under stock option plans	---	5
Common stock acquired for treasury	(28)	(1,146)
Payments for debt issuance cost	(15)	---
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(10,279)	7,033

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	56	(143)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	113	427

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$169	$284

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,116	$1,192
Income taxes paid, net of tax refunds (received)	(4,822)	449

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(dollars in thousands)

	Common Stock and Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Stockholders' Equity
Balance at December 27, 2008	$50,110	$136,015	$(18,840)	$(509)	$(59,188)	$107,588
Common Stock acquired for treasury - 17,729 shares	---	---	---	---	(28)	(28)
Restricted stock grants forfeited - 300 shares	(1)	(2)	---	---	---	(3)
Stock-based compensation expense	---	323	---	---	---	323
Tax expense from vesting of stock awards	---	(177)	---	---	---	(177)
Comprehensive Income (Loss):
Net loss	---	---	(35,557)	---	---	(35,557)
Unrealized loss on interest rate swap agreements, net of tax of $53	---	---	---	(86)	---	(86)
Reclassification into earnings on interest rate swap agreements, net of tax of $143				233		233
Unrealized gain on available-for-sale securities, net of tax of $21	---	---	---	33	---	33
Realized gain on sale of available-for- sale securities, net of tax of $108	---	---	---	(175)	---	(175)
Postretirement benefit plans:
Recognition of net actuarial gain, net of tax of $5	---	---	---	(8)	---	(8)
Amortization of prior service credits, net of tax of $8	---	---	---	(14)	---	(14)
Total Comprehensive Income (Loss)	---	---	(35,557)	(17)	---	(35,574)
Balance at March 28, 2009	$50,109	$136,159	$(54,397)	$(526)	$(59,216)	$72,129

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements which do not include all the information and footnotes required by such accounting principles for annual financial statements.  In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which includes consolidated financial statements for the fiscal year ended December 27, 2008.  Operating results for the three month period ended March 28, 2009 are not necessarily indicative of the results that may be expected for the entire 2009 year.

The Company is in one line of business, carpet manufacturing.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141R, "Business Combinations" ("SFAS No. 141R").  SFAS No. 141R replaces SFAS No. 141 and establishes principles and requirements for how identifiable assets, liabilities assumed, non-controlling interests in an acquiree, and goodwill are recognized and measured in an acquirer's financial statements.  SFAS No. 141R also establishes disclosure requirements to assist users in evaluating the nature and financial effects of business combinations.  This standard is effective for fiscal years beginning after December 15, 2008.  The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

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

The Company's stock compensation expense was $320 and $261 for the three months ended March 28, 2009 and March 29, 2008, respectively.

During the three months ended March 28, 2009, the Company extended the life of 234,081 options by an additional three years.  The modification affected 27 of the Company's employees and increased stock compensation expense by $9.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

NOTE D - RECEIVABLES

Receivables are summarized as follows:

	March 28, 2009	December 27, 2008
Customers, trade	$20,611	$23,805
Income taxes	2,384	5,280
Other	1,200	4,852
Gross receivables	24,195	33,937
Less allowance for doubtful accounts	(1,033)	(961)
Net receivables	$23,162	$32,976

The Company also had notes receivable in the amount of $423 and $425 at March 28, 2009 and December 27, 2008, respectively.  The current portions of notes receivable are included in receivables and the non-current portions are included in other long-term assets in the Company's consolidated condensed balance sheets.

NOTE E - INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method, which generally matches current costs of inventory sold with current revenues, for substantially all inventories.  Inventories are summarized as follows:

	March 28, 2009	December 27, 2008
Raw materials	$22,669	$27,133
Work-in-process	11,644	15,284
Finished goods	41,778	43,980
Supplies, repair parts and other	395	416
LIFO reserve	(10,598)	(11,646)
Total inventories	$65,888	$75,167

NOTE F - GOODWILL

The Company's goodwill is tested for impairment annually in the fourth quarter of each year or more frequently if events or circumstances indicate that the carrying value of goodwill associated with a reporting unit may not be fully recoverable. The first step in the goodwill assessment process, used to identify potential goodwill impairments, involves a comparison of the carrying value of a reporting unit, including goodwill, to the fair value of the reporting unit.  For this purpose, fair value is an estimate of the value of the reporting unit’s current and future cash flows discounted at the Company’s weighted-average cost of capital (“WACC”).  Such an estimate necessarily involves judgments and assumptions concerning, among other matters, future sales and profitability, as well as interest rates and other financial factors used to calculate the Company’s WACC.  Because economic conditions in the carpet industry deteriorated significantly in the first quarter of 2009, the Company reduced its expectations for the future sales and profitability of its reporting unit that had goodwill and tested goodwill for impairment.  As a result of the decline in the cash flow expectations for this reporting unit, goodwill was potentially impaired.

Because goodwill was potentially impaired, the Company performed the second step in the goodwill evaluation process by comparing the “implied fair value” of the reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill.  For this purpose, the “implied fair value” of goodwill for the reporting unit that had goodwill associated with its operations was determined in the same manner as the amount of goodwill would be determined in a business combination.  The measurement resulted in the impairment of the remaining goodwill associated with the acquisition of Fabrica International, Inc. in 2000; accordingly, the Company recorded a non-cash goodwill impairment loss of $31,406 in the first quarter of 2009.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

The changes in the carrying amount of goodwill are as follows:

		March 28, 2009
Balance at beginning of period		$33,406
Reclassification to deferred tax assets		(2,000)
Impairment loss		(31,406)
Balance at end of period	$	---

NOTE G - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	March 28, 2009	December 27, 2008
Compensation and benefits	$6,422	$5,696
Provision for customer rebates claims and allowances	3,952	5,057
Outstanding checks in excess of cash	1,160	1,809
Other	3,800	3,794
Total accrued expenses	$15,334	$16,356

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

	Three Months Ended
	March 28, 2009	March 29, 2008
Warranty reserve beginning of period	$1,363	$1,515
Warranty liabilities accrued	668	765
Warranty liabilities settled	(710)	(780)
Changes for pre-existing warranty liabilities	(83)	(37)
Warranty reserve end of period	$1,238	$1,463

NOTE I - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	March 28, 2009	December 27, 2008
Senior indebtedness
Credit line borrowings	$34,755	$42,789
Term loan	13,959	14,336
Equipment financing	9,301	10,075
Capital lease obligations	2,860	3,199
Mortgage note payable	6,225	6,288
Total senior indebtedness	67,100	76,687
Convertible subordinated debentures	17,162	17,162
Total long-term debt	84,262	93,849
Less current portion of long-term debt	(7,446)	(7,439)
Less current portion of capital lease obligations	(1,418)	(1,393)
Total long-term debt, less current portion	$75,398	$85,017

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

The Company's senior loan and security agreement, which matures on May 11, 2013, provides $83,959 of credit, consisting of $70,000 of revolving credit and a $13,959 term loan.  The Company’s credit facilities do not contain ongoing financial covenants.  The level of accounts receivable and inventory limit the borrowing availability under the agreement's revolving credit facility.  The unused borrowing capacity under the senior loan and security agreement on March 28, 2009 was $9,287.

NOTE J - FAIR VALUE MEASUREMENTS

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

The Company's available-for-sale securities and interest rate swaps are measured under the fair value standard.  The following table summarizes the hierarchy level the Company used to determine fair value of its financial assets and liabilities as of March 28, 2009:

		Fair Value Hierarchy Level
	Balance at March 28, 2009		Level 1		Level 2		Level 3
Assets:
Available-for-sale securities	$6		$6	$	---	$	---

Liabilities:
Interest rate swaps	$1,957	$	---		$1,957	$	---

The fair value of available-for-sale securities was determined based on quoted market prices and the fair value of the interest rate swaps was obtained from external sources and was determined through the use of models that consider various assumptions and relevant economic factors.

Available-for-sale securities are reflected on the Company's consolidated condensed balance sheets in other current assets and related gains and losses are deferred in accumulated other comprehensive income (loss) ("AOCIL").  Unrealized gains, net of taxes, included in AOCL were $3 at March 28, 2009.  During the three months ended March 28, 2009, the Company realized gains from the sale of available-for-sale securities of $283, or $175 net of tax.

NOTE K - FINANCIAL INSTRUMENTS

The Company's earnings, cash flows and financial position are exposed to market risks relating to interest rates.  It is the Company's policy to minimize its exposure to adverse changes in interest rates and manage interest rate risks inherent in funding the Company with debt.  The Company addresses this financial exposure through a risk management program that includes maintaining a mix of fixed and floating rate debt and the use of interest rate swaps, to minimize interest rate volatility.  The Company does not hold speculative financial instruments, nor does it hold or issue financial instruments for trading purposes.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

Derivatives designated as cash flow hedges are linked to specific liabilities on the Company's balance sheet.  The Company assesses, both at inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction are highly effective in offsetting changes in cash flows of the hedged items.  When it is determined that a derivative is not highly effective or the derivative expires, is sold, terminated, or exercised, the Company discontinues hedge accounting for that specific hedge instrument.  The Company recognizes all derivatives on its balance sheet at fair value.  Changes in the fair value of cash flow hedges are deferred in AOCIL.  Changes in the fair value of derivatives that are not effective cash flow hedges are recognized in income.

The Company is a party to an interest rate swap agreement with a notional amount of $30,000 through May 11, 2010.  Under this interest rate swap agreement, the Company pays a fixed rate of interest of 4.79% times the notional amount and receives in return a specified variable rate of interest times the same notional amount.  The interest rate swap agreement is linked to the Company's variable rate debt and is considered a highly effective hedge.

The Company is also a party to an interest rate swap agreement through March 2013, which is linked to a mortgage and considered a highly effective hedge.  Under the interest rate swap agreement, the Company pays a fixed rate of interest times a notional amount equal to the outstanding balance of the mortgage, and receives in return an amount equal to a specified variable rate of interest times the same notional amount.  At March 28, 2009, the notional amount of the interest rate swap agreement was $6,225.  Under the terms of the interest rate swap agreement, the Company pays a fixed interest rate of 4.54% through March 2013, which effectively fixes the interest rate on the mortgage at 6.54%.

The following table summarizes the fair values of derivative instruments included in other long-term liabilities on the Company's consolidated condensed balance sheets as of March 28, 2009 and December 27, 2008:

	Liability Derivatives
	March 28, 2009	December 27, 2008

Cash flow hedges - interest rate swaps	$1,957	$2,194

The following table summarizes the pre-tax impact of derivative instruments on the Company's financial statements for the three months ending March 28, 2009 and March 29, 2008:

	Amount of Gain or (Loss) Recognized in AOCIL on Derivative (effective portion)		Amount of Gain or (Loss) Reclassified from AOCIL into Income (effective portion) (1) (2)
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008

Cash flow hedges - interest rate swaps	$(139)	$(1,083)	$(376)	$(86)

(1)  The amount of gain or (loss) reclassified from AOCIL into income is included in interest expense on the Company's consolidated condensed statements of operations.

(2)  The amount of AOCIL expected to be reclassified into earnings during the next 12 months is $1,527.

NOTE L - EMPLOYEE BENEFIT PLANS

The Company sponsors two 401(k) defined contribution plans covering substantially all associates.  The Company generally matches participants' contributions, on a sliding scale, up to a maximum of 5% of the participants' earnings.  The Company does not intend to match participants' contributions for one of the two 401(k) plans for the 2009 plan year; accordingly, matching contributions for the 401(k) plans were $22 for the three months ended March 28, 2009 and $306 for the three months ended March 29, 2008.  The Company may make additional contributions to the plan if the Company attains certain performance targets.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation.  The obligations owed to participants under this plan were $8,078 at March 28, 2009 and $9,197 at December 27, 2008 and are included in other long-term liabilities in the Company's consolidated condensed balance sheets.  The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors.  The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan.  Amounts invested in company-owned life insurance in the Rabbi Trust were $8,402 at March 28, 2009 and $8,931 at December 27, 2008 and are included in other long-term assets in the Company's consolidated condensed balance sheets.

On December 29, 2007, the Company became a contributing employer in a multi-employer pension plan.  The Company’s expense related to the multi-employer pension plan was $51 and $68, respectively, during the three months ended March 28, 2009 and March 29, 2008.

The Company sponsors a legacy postretirement benefit plan that provides life insurance to a limited number of associates as a result of a prior acquisition.  The Company also sponsors a postretirement benefit plan that provides medical and life insurance for a limited number of associates who retired prior to January 1, 2003.

Components of net periodic benefit cost for all postretirement plans are summarized as follows:

	Three Months Ended
	March 28, 2009	March 29, 2008

Amortization of prior service credits	$(22)	$(17)
Recognized net actuarial gains	(13)	(11)
Net periodic benefit credit	$(35)	$(28)

Amounts contributed or expected to be contributed by the Company during the current fiscal year to its postretirement plans are not anticipated to be significantly different from amounts disclosed in the Company's 2008 Annual Report filed on Form 10-K.

NOTE M - INCOME TAXES

The Company accounts for uncertainty in income tax positions under the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48").  Unrecognized tax benefits were $332 at March 28, 2009.  Due to the Company’s valuation allowances, such benefits, if recognized, would not affect the Company's effective tax rate.  No interest or penalties have been accrued at March 28, 2009.  The Company does not expect its unrecognized tax benefits to change significantly during the next twelve months.  The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense.

Following is a summary of the change in the Company's unrecognized tax benefits:

	Three Months Ended
	March 28, 2009	March 29, 2008
Balance at beginning of period	$332	$419
Additions based on tax positions taken during a prior period	---	14
Reductions related to settlement of tax matters	---	(15)
Reductions related to a lapse of applicable statute of limitations	---	---
Balance at end of period	$332	$418

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

The Company's first quarter 2009 income tax benefit includes a benefit of $2,992 from the write-off of the tax deductible component of the Company's $31,406 goodwill impairment.

NOTE N - COMMON STOCK AND EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended
	March 28, 2009	March 29, 2008
Income (loss) from continuing operations (1)	$(35,441)	$82

Denominator for calculation of basic earnings (loss) per share - weighted-average shares (2)	12,236	12,649

Effect of dilutive securities:
Stock options (3)	---	77
Restricted stock grants (2)(3)	---	---
Directors' stock performance units	---	42
Denominator for calculation of diluted earnings (loss) per share - weighted-average shares adjusted for potential dilution (2)(3)	12,236	12,768

Earnings (loss) per share:
Basic	$(2.90)	$0.01
Diluted	(2.90)	0.01

(1)

No adjustments needed in the numerator for diluted calculations.

(2)

Includes Common and Class B Common shares, less shares held in treasury and unvested restricted stock, in thousands.

(3)

Because their effects are anti-dilutive, shares issuable under stock option plans where the exercise price is greater than the average market price of Common Shares outstanding at the end of the relevant period, restricted stock grants where market conditions have not been met, and shares issuable on conversion of subordinated debentures into shares of Common Stock have been excluded.  Aggregate shares excluded were 1,675 shares in 2009 and 1,499 shares in 2008.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

NOTE O - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

	Three Months Ended
	March 28, 2009	March 29, 2008
Net income (loss)	$(35,557)	$13
Other comprehensive income (loss):
Unrealized loss on interest rate swap agreements:
Before income taxes	(139)	(1,083)
Income taxes	(53)	(412)
Net of taxes	(86)	(671)

Reclassification into earnings on interest rate swap agreements:
Before income taxes	376	86
Income taxes	143	33
Net of taxes	233	53

Unrealized gain on available-for-sale securities:
Before income taxes	54	868
Income taxes	21	330
Net of taxes	33	538

Realized gain on sale of available-for-sale securities:
Before income taxes	(283)	---
Income taxes	(108)	---
Net of taxes	(175)	---

Recognition of net actuarial gain on postretirement benefit plans:
Before income taxes	(13)	(11)
Income taxes	(5)	(4)
Net of taxes	(8)	(7)

Amortization of prior service credits on postretirement benefit plans:
Before income taxes	(22)	(17)
Income taxes	(8)	(6)
Net of taxes	(14)	(11)
Comprehensive income (loss)	$(35,574)	$(85)

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Available- for-Sale Securities	Post- Retirement Liabilities	Total
Balance at December 27, 2008	$(1,359)	$145	$705	$(509)

Unrealized loss on interest rate swap agreements, net of tax of $53	(86)	---	---	(86)

Reclassification into earnings on interest rate swap agreements, net of tax of $143	233	---	---	233

Unrealized gain on available-for-sale securities, net of tax of $21	---	33	---	33

Realized gain on sale of available- for-sale securities, net of tax of $108	---	(175)	---	(175)

Recognition of net actuarial gain on postretirement benefit plans, net of tax of $5	---	---	(8)	(8)

Amortization of prior service credits on postretirement benefit plans, net of tax of $8	---	---	(14)	(14)
Balance at March 28, 2009	$(1,212)	$3	$683	$(526)

NOTE P - OTHER (INCOME) EXPENSE

Other (income) expense is summarized as follows:

	Three Months Ended
	March 28, 2009		March 29, 2008
Other operating income:
Gain on sale of operating assets	$(3)		$(113)
Miscellaneous income	(40)		(35)
Other operating income	$(43)		$(148)

Other operating expense:
Retirement expense	$67		$143
Miscellaneous expense	115		44
Other operating expense	$182		$187

Other income:
Sale of available-for-sale securities	$(283)	$	---
Miscellaneous income	(22)		(61)
Other income	$(305)		$(61)

Other expense:
Miscellaneous expense	$20		$8
Other expense	$20		$8

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

NOTE Q - FACILITY CONSOLIDATION AND SEVERANCE EXPENSES

In response to the difficult economic conditions, the Company developed plans in the fourth quarter of 2008 to consolidate its North Georgia carpet tufting operation into its Atmore, Alabama tufting, dyeing and finishing facility and make organizational and other changes to reduce staff and expenses throughout the Company.  The consolidation of the Company’s East Coast tufting operations was substantially completed in the first quarter of 2009.  During the first quarter of 2009, the Company further reduced the size of its operations and made additional staffing reductions as economic conditions within the carpet industry significantly weakened.  The Company’s staff was reduced by an additional 13% in the first quarter 2009, bringing the Company’s total employment down by 26% since the beginning of 2008.

Following our evaluation of Fabrica's business, we have concluded that our customers can best be served by consolidating our Santa Ana tufting plant into our Santa Ana dyeing, finishing, and distribution facility.  This consolidation, expected to be completed during the fourth quarter of this year, will trim operations to better align with Fabrica's business activity levels and reduce cost.

Costs related to the facility consolidations and organizational changes are summarized as follows:

							As of March 28, 2009
	Accrued Balance at December 27, 2008		2009 Expenses To Date	Cash Payments	Accrued Balance at March 28, 2009		Total Costs To Date	Total Expected Costs
Equipment and inventory relocation	$	---	$1,013	$(1,013)	$	---	$2,868	$3,218
Severance pay		281	602	(193)		690	1,064	1,100
Leased facility expenses (1)		---	---	---		---	---	---
Total		$281	$1,615	$(1,206)		$690	$3,932	$4,318

(1)  The Company cannot currently estimate the cost it may incur to exit its West Coast leased facility.

Expenses incurred under the plan are classified in "Facility consolidation and severance expenses" in the Company's consolidated condensed statements of operations for the quarter ended March 28, 2009.

NOTE R - DISCONTINUED OPERATIONS

Results associated with operations that have been sold or discontinued are generally classified as discontinued operations for all periods presented.  Discontinued operations are summarized as follows:

	Three Months Ended
	March 28, 2009	March 29, 2008
Loss from discontinued operations:
Before income taxes	$(171)	$(108)
Income tax benefit	(55)	(39)
Loss from discontinued operations, net of tax	$(116)	$(69)

Discontinued operating losses in 2009 and 2008 primarily consisted of expenses for workers' compensation related to businesses sold in 2003 and 2004.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is presented to update the discussion of results of operations and financial condition included in our 2008 Annual Report.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies were outlined in Management's Discussion and Analysis of Results of Operations and Financial Condition in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  There have been no changes to those critical accounting policies subsequent to the date of that report.

OVERVIEW

The carpet industry and our business continued to be negatively affected by declining demand as tight credit conditions, low consumer confidence and other economic factors reduced the level of new residential and business construction and refurbishment activity.  Although our sales outperformed the carpet industry for a number of years, our sales have slowed at a greater rate than the sales of the industry during the last three quarters.  We believe our results reflect the impact of the overall downturn as it reached the higher end of the market where our business is concentrated.

FACILITY CONSOLIDATIONS AND COST REDUCTION PLAN

In response to the difficult economic conditions, we developed plans in the fourth quarter of 2008 to consolidate our North Georgia carpet tufting operation into our Atmore, Alabama tufting, dyeing and finishing facility and make organizational and other changes to reduce staff and expenses throughout our Company.  The consolidation of our East Coast tufting operations was substantially completed in the first quarter of 2009.  During the first quarter, we further reduce the size of our operations and made additional staffing reductions as economic conditions in our industry significantly weakened.  Our staff was reduced an additional 13% in the first quarter of 2009, bringing our total employment down by 26% since the beginning of 2008.

Following our evaluation of Fabrica's business, we have concluded that our customers can best be served by consolidating our Santa Ana tufting plant into our Santa Ana dyeing, finishing, and distribution facility.  This consolidation, expected to be completed during the fourth quarter of this year, will trim operations to better align with Fabrica's business activity levels and reduce cost.

Expenses for the consolidation and organizational changes were $1.6 million in the first quarter of 2009, bringing the total costs for the cost reduction plan to $3.9 million.  The first quarter costs included $1.0 million for facility consolidations and $600 thousand for severance expenses.  The expenses to complete the cost reduction plan, excluding any expenses that may be incurred to exit a leased facility, are expected to be approximately $400 thousand.

In addition to the facility consolidations and employee reductions, we suspended our match of certain 401(k) contributions for 2009 and lowered the compensation of our exempt salaried associates in March 2009.  All of these actions should substantially reduce expenses for the remainder of 2009.

GOODWILL IMPAIRMENT

Our goodwill is tested for impairment annually in the fourth quarter of each year or more frequently if events or circumstances indicate that the carrying value of goodwill associated with a reporting unit may not be fully recoverable.  The first step in the goodwill assessment process, used to identify potential goodwill impairments, involves a comparison of the carrying value of a reporting unit, including goodwill, to the fair value of the reporting unit.  For this purpose, fair value is an estimate of the value of the reporting unit’s current and future cash flows discounted at our weighted-average cost of capital (“WACC”).  Such an estimate necessarily involves judgments and assumptions concerning, among other matters, future sales and profitability, as well as interest rates and other financial factors used to calculate our WACC.  Because economic conditions in the carpet industry deteriorated significantly in the first quarter of 2009, we reduced our expectations for the future sales and profitability of the reporting unit that had goodwill and tested goodwill for impairment.  As a result of the decline in the cash flow expectations for this reporting unit, the test indicated that goodwill was potentially impaired.

Because goodwill was potentially impaired, we performed the second step in the evaluation process by comparing the “implied fair value” of the reporting unit’s goodwill with the carrying value of the reporting units' goodwill. For this purpose, the “implied fair value” of goodwill for the reporting unit that had goodwill associated with its operations was determined in the same manner as the amount of goodwill would be determined in a business combination.  The measurement resulted in the impairment of the remaining goodwill associated with the acquisition of Fabrica International, Inc. in 2000; accordingly, we recorded a non-cash goodwill impairment loss of $31,406 in the first quarter of 2009.

RESULTS OF OPERATIONS

The following table sets forth certain elements of our continuing operating results as a percentage of net sales for the periods indicated:

Three Months Ended
	March28, 2009	March 29, 2008
Net sales	100.0%	100.0%
Cost of sales	79.8%	70.9%
Gross profit	20.2%	29.1%
Selling and administrative expenses	32.8%	26.8%
Other operating income	(0.1)%	(0.2)%
Other operating expense	0.4%	0.3%
Facility consolidation and severance expenses	3.4%	0.0%
Impairment of goodwill	65.9%	0.0%
Operating income (loss)	(82.2)%	2.2%

Net Sales.  Net sales were $47.6 million for the quarter ended March 28, 2009, a decrease of 32.6%, compared with sales of $70.7 million for the year earlier quarter.  Continued deterioration of residential and commercial carpet markets negatively affected the carpet industry and our business.  The carpet industry reported an 18.6% year-over-year decline in dollar volume of sales in the first quarter of 2009, with residential carpet sales down 20.4% and commercial carpet sales down 16.1%.  Our first quarter 2009 results reflected an aggregate 32.2% year-over-year decline in dollar volume of carpet sales, with residential carpet sales down 27.9% and commercial carpet sales down 38.7%.

Cost of Sales.  Cost of sales as a percentage of sales increased 8.9 percentage points in the first quarter of 2009 compared with the first quarter of 2008.  Significantly lower production led to operating inefficiencies and higher unabsorbed fixed cost which more than offset lower raw material and energy costs and the effect of our cost reduction plans.  Production declined in the first quarter of 2009 due to the significantly lower sales and a 12% reduction in inventories from the end of 2008.

Gross Profit.   Gross profit dollars decreased $10.9 million in the first quarter of 2009 compared with the same period in 2008 due to lower sales volume and the higher cost as a percent of sales described above.

Selling and Administrative Expenses.  Selling and administrative expenses declined $3.3 million in the first quarter of 2009, compared with the first quarter of 2008.  The reduction in these expenses reflects the effect of our cost reduction initiatives and the drop in variable expenses associated with lower sales.

Other Operating Income.  The decrease in other operating income in the first quarter of 2009, compared with the first quarter of 2008, was primarily the result of a gain on the sale of an operating asset in 2008 that did not repeat in 2009.

Other Operating Expense.  Other operating expense was relatively unchanged in the first quarters of 2009 and 2008.

Facility Consolidation and Severance Expenses, Impairment of Goodwill.  During the first quarter of 2009, we recorded $1.6 million of expenses related to the consolidation of facilities and severance cost, and a $31.4 million non-cash impairment of goodwill.

Operating Income (Loss).  Our first quarter 2009 operating loss was $39.2 million, including $33.0 million of principally non-cash expenses related to impairment of goodwill and facility consolidations and severance costs, compared with operating income of $1.6 million in the first quarter of 2008.

Interest Expense.  Interest expense was relatively unchanged in the first quarters of 2009 and 2008

Other Income.  Other income increased $244 thousand in the first quarter of 2009, compared with the first quarter of 2008 principally the result of the sale of available-for-sale securities.

Other Expense.  Other expense was not significant in the first quarter of 2009 or the first quarter of 2008.

Income Tax Provision (Benefit).  Our effective income tax benefit rate was 12.2% in the first quarter of 2009 compared with an effective income tax rate of 46.1% for the first quarter of the prior year.  The effective rate varied from the statutory rate primarily due to the impairment of goodwill in 2009 and the effect of non-deductible items on low levels of pre-tax income in 2008.

Income (Loss) from Continuing Operations.  The loss from continuing operations was $35.4 million, or $2.90 per diluted share in the first quarter of 2009, including $29.5 million, or $2.42 per diluted share of losses associated with the impairment of goodwill and consolidation and severance expenses, compared with income of $82 thousand, or $0.01 per diluted share, in the first quarter of 2008.

Net Income (Loss).  Discontinued operations reflected a loss of $116 thousand, $0.01 per diluted share, in the first quarter of 2009, compared with a loss of $69 thousand, or $0.01 per diluted share, in the same period of 2008.  Including discontinued operations, the net loss was $35.6 million, or $2.91 per diluted share, in the first quarter of 2009, compared with income of $13 thousand, or $0.00 per diluted share, for the same period of 2008.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 28, 2009, we generated $11.1 million of funds through operating activities and $283 thousand from the sale of available-for-sale securities.  These funds were primarily used to finance operations, invest $1.0 million in capital assets, reduce outstanding checks in excess of cash by $649 thousand and reduce debt by $9.6 million.

Working capital was reduced $14.2 million during the three month period ended March 28, 2009, principally as a result of lower levels of receivables and inventory.  Receivables and inventories were reduced $9.8 million and $9.3 million, respectively, and accounts payable and accrued expenses declined by $2.7 million.  Other current assets increased $2.2 million, principally as the result of seasonally higher prepaid expenses.  The lower level of receivables reflected reductions of $3.2 million in trade receivables, $2.9 million in income tax receivables and $3.7 million in other receivables.

Capital expenditures for the three-months ended March 28, 2009 were $1.0 million while depreciation and amortization was $3.6 million.  We expect capital expenditures to be approximately $7.0 million in fiscal 2009, while depreciation and amortization is expected to be approximately $14.0 million.  Approximately $3.2 million of the anticipated 2009 capital expenditures will be for new manufacturing technology, with the remainder being expenditures to maintain our facilities and equipment.

We believe our operating cash flows, credit availability under our senior loan and security agreement and other sources of financing are adequate to finance our normal liquidity requirements.  However, significant additional cash expenditures above our normal liquidity requirements, or significant further deterioration in economic conditions that affect our business, could require supplemental financing or other funding sources.  There can be no assurance that such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us. The levels of our accounts receivable and inventory limit the borrowing availability under our revolving credit facility.  Unused borrowing capacity under our revolving credit facility was $9.3 million at March 28, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141R, "Business Combinations" ("SFAS No. 141R").  SFAS No. 141R replaces SFAS No. 141 and establishes principles and requirements for how identifiable assets, liabilities assumed, non-controlling interest in an acquiree, and goodwill are recognized and measured in an acquirer's financial statements.  SFAS No. 141R also establishes disclosure requirements to assist users in evaluating the nature and financial effects of business combinations.  This standard is effective for fiscal years beginning after December 15, 2008.  The adoption of this statement did not have a material effect on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160").  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries (held by parties other than the parent of such subsidiaries), the amount of consolidated net income attributable to the parent and to the holder of a noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is no longer consolidated.  SFAS No. 160 also establishes reporting requirements to clearly identify, distinguish and disclose the interests of the parent and the interests of the noncontrolling owners.  This standard is effective for fiscal years beginning after December 15, 2008.  The adoption of this statement did not have a material effect on our financial position or results of operations.

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

FORWARD-LOOKING INFORMATION

This Report contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include the use of terms or phrases that include such terms as "expects," "estimated," "projects," "believes," "anticipates," "intends," and similar terms and phrases.  Such forward looking statements relate to, among other matters, our future financial performance, business prospects, growth strategies or liquidity.  The following important factors may affect our future results and could cause those results to differ materially from our historical results; these factors include, in addition to those “Risk Factors” detailed in item 1A of this report and described elsewhere in this document, the cost and availability of capital, raw material and transportation costs related to petroleum price levels, the cost and availability of energy supplies, the loss of a significant customer or group of customers, materially adverse changes in economic conditions generally in carpet, rug and floor covering markets we serve and other risks detailed from time to time in our filings with the Securities and Exchange Commission.

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

At March 28, 2009, the Company was a party to an interest rate swap agreement on its mortgage note payable with a notional amount equal to the outstanding balance of the mortgage note ($6,225 at March 28, 2009) which expires in March of 2013.  Under the interest rate swap agreement, the Company pays a fixed rate of 4.54% of interest times the notional amount and receives in return an amount equal to a specified variable rate of interest times the same notional amount.  The swap agreement effectively fixes the interest rate on the mortgage note payable at 6.54%.

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

At March 28, 2009, $18,714, or approximately 22% of the Company's total debt, was subject to floating interest rates.  A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $41.

ITEM 4 - CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 28, 2009, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”).  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Item 2 - Unregistered Sales Of Equity Securities And Use Of Proceeds

The following table provides information regarding our repurchases of shares of our Common Stock during the three months ended March 28, 2009:

Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)
January 31, 2009	10,500	$1.76		$10,500
February 28, 2009	---	---		---
March 28, 2009	7,229	1.26		7,229
Three Months Ended March 28, 2009	17,729	1.56	4,872,695	17,729

(1) On August 8, 2007, we announced a program to repurchase up to $10 million of our Common Stock.

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
None.

Item 5 - Other Information
None.

Item 6 - Exhibits
(a)	Exhibits
	(i)	Exhibits Incorporated by Reference
10.1

On March 20, 2009, The Dixie Group, Inc. established the performance goals and the range of incentives for the Company's 2009 Incentive Compensation Plan.  (Incorporated by reference to the Current Report on Form 8-K dated March 26, 2009

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

THE DIXIE GROUP, INC.
(Registrant)

Date: May 6, 2009	By: /s/ GARY A. HARMON
Gary A. Harmon Vice President and Chief Financial Officer

Date: May 6, 2009	By: /s/ D. EUGENE LASATER
D. Eugene Lasater Controller