Form 10-Q
period 2009-06-27
DIXIE GROUP INC
filed 2009-07-30
CIK 29332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 27, 2009
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)	☐	Yes	☒	No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of July 22, 2009
Common Stock, $3 Par Value	11,739,667 shares
Class B Common Stock, $3 Par Value	858,447 shares
Class C Common Stock, $3 Par Value	0 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands)
	(Unaudited) June 27, 2009	December 27, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$208	$113
Receivables (less allowance for doubtful accounts of $1,001 for 2009 and $961 for 2008)	25,291	32,976
Inventories	63,643	75,167
Other current assets	6,645	5,893
TOTAL CURRENT ASSETS	95,787	114,149

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	6,088	6,088
Buildings and improvements	47,526	46,892
Machinery and equipment	131,801	131,297
	185,415	184,277
Less accumulated depreciation and amortization	(96,747)	(90,217)
NET PROPERTY, PLANT AND EQUIPMENT	88,668	94,060

OTHER ASSETS
Goodwill	---	33,406
Other long-term assets	10,796	11,048
TOTAL OTHER ASSETS	10,796	44,454
TOTAL ASSETS	$195,251	$252,663

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$12,597	$11,335
Accrued expenses	16,145	16,356
Current portion of long-term debt	8,772	8,832
TOTAL CURRENT LIABILITIES	37,514	36,523

LONG-TERM DEBT
Senior indebtedness	57,924	68,549
Capital lease obligations	1,071	1,806
Convertible subordinated debentures	12,162	14,662
TOTAL LONG-TERM DEBT	71,157	85,017

DEFERRED INCOME TAXES	4,314	10,713
OTHER LONG-TERM LIABILITIES	10,692	12,822
COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued - 15,843,942 shares for 2009 and 15,840,374 shares for 2008	47,532	47,521
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued - 858,447 shares for 2009 and 862,915 shares for 2008	2,575	2,589
Additional paid-in capital	136,448	136,015
Accumulated deficit	(55,464)	(18,840)
Accumulated other comprehensive income (loss)	(301)	(509)
	130,790	166,776
Less Common Stock in treasury at cost - 4,104,275 shares for 2009 and 4,086,546 shares for 2008	(59,216)	(59,188)
TOTAL STOCKHOLDERS' EQUITY	71,574	107,588
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$195,251	$252,663

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net sales	$52,572	$77,155	$100,211	$147,877
Cost of sales	38,231	54,602	76,255	104,767

Gross profit	14,341	22,553	23,956	43,110
Selling and administrative expenses	14,864	19,078	30,481	38,021
Other operating income	(306)	(88)	(348)	(236)
Other operating expense	124	181	305	368
Facility consolidation and severance expenses	117	---	1,732	---
Impairment of goodwill	---	---	31,406	---

Operating income (loss)	(458)	3,382	(39,620)	4,957

Interest expense	1,410	1,454	2,896	2,930
Other income	(14)	(121)	(319)	(182)
Other expense	---	17	21	26

Income (loss) from continuing operations before taxes	(1,854)	2,032	(42,218)	2,183
Income tax provision (benefit)	(870)	749	(5,793)	818

Income (loss) from continuing operations	(984)	1,283	(36,425)	1,365
Income (loss) from discontinued operations, net of tax	(83)	3	(199)	(66)

Net income (loss)	$(1,067)	$1,286	$(36,624)	$1,299

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.08)	$0.10	$(2.97)	$0.11
Discontinued operations	(0.01)	0.00	(0.02)	(0.01)
Net income (loss)	$(0.09)	$0.10	$(2.99)	$0.10

BASIC SHARES OUTSTANDING	12,287	12,549	12,261	12,599

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.08)	$0.10	$(2.97)	$0.11
Discontinued operations	(0.01)	0.00	(0.02)	(0.01)
Net income (loss)	$(0.09)	$0.10	$(2.99)	$0.10

DILUTED SHARES OUTSTANDING	12,287	12,655	12,261	12,711

DIVIDENDS PER SHARE:
Common Stock	---	---	---	---
Class B Common Stock	---	---	---	---

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Six Months Ended
	June 27, 2009	June 28, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$(36,425)	$1,365
Loss from discontinued operations	(199)	(66)
Net income (loss)	(36,624)	1,299

Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	7,129	7,027
Change in deferred income taxes	(3,861)	824
Net gain on property, plant and equipment disposals	(174)	(108)
Gain on sale of available-for-sale securities	(283)	(112)
Stock-based compensation expense	634	649
Impairment of goodwill	31,406	---
Changes in operating assets and liabilities:
Receivables	7,685	(2,063)
Inventories	11,524	(3,372)
Accounts payable and accrued expenses	1,082	(116)
Other operating assets and liabilities	(3,089)	(4,016)
NET CASH PROVIDED BY OPERATING ACTIVITIES	15,429	12

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	394	306
Purchase of property, plant and equipment	(1,840)	(4,946)
Proceeds from sale of available-for-sale securities	283	112
NET CASH USED IN INVESTING ACTIVITIES	(1,163)	(4,528)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) borrowings on credit line	(8,295)	10,509
Payments on term loan	(753)	(854)
Payments on equipment financing	(1,559)	(1,461)
Payments on capitalized leases	(683)	(682)
Payments on mortgage note payable	(130)	(122)
Payments on subordinated indebtedness	(2,500)	(2,500)
Change in outstanding checks in excess of cash	(208)	1,340
Common stock issued under stock option plans	---	5
Common stock acquired for treasury	(28)	(1,984)
Payments for debt issuance cost	(15)	---
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(14,171)	4,251

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	95	(265)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	113	427

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$208	$162

Supplemental Cash Flow Information:
Interest paid	$2,816	$3,084
Income taxes paid, net of tax refunds (received)	(4,768)	647

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(dollars in thousands)
.
	Common Stock and Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Stockholders' Equity
Balance at December 27, 2008	$50,110	$136,015	$(18,840)	$(509)	$(59,188)	$107,588
Common Stock acquired for treasury - 17,729 shares	---	---	---	---	(28)	(28)
Restricted stock grants forfeited - 900 shares	(3)	(6)	---	---	---	(9)
Tax expense from vesting of stock awards	---	(178)	---	---	---	(178)
Stock-based compensation expense	---	617	---	---	---	617
Comprehensive Income (Loss):
Net loss	---	---	(36,624)	---	---	(36,624)
Unrealized loss on interest rate swap agreements, net of tax of $52	---	---	---	(84)	---	(84)
Reclassification into earnings on interest rate swap agreements, net of tax of $293	---	---	---	477	---	477
Unrealized gain on available-for-sale securities, net of tax of $21	---	---	---	34	---	34
Realized gain on sale of available-for sale securities, net of tax of $108	---	---	---	(175)	---	(175)
Postretirement benefit plans:
Recognition of net actuarial gain, net of tax of $10	---	---	---	(17)	---	(17)
Amortization of prior service credits, net of tax of $17	---	---	---	(27)	---	(27)
Total Comprehensive Income (Loss)	---	---	(36,624)	208	---	(36,416)
Balance at June 27, 2009	$50,107	$136,448	$(55,464)	$(301)	$(59,216)	$71,574

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements which do not include all the information and footnotes required by such accounting principles for annual financial statements.  In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which includes consolidated financial statements for the fiscal year ended December 27, 2008.  Operating results for the three month and six month periods ended June 27, 2009 are not necessarily indicative of the results that may be expected for the entire 2009 year.

The Company evaluated subsequent events through July 30, 2009, which represents the date the financial statements were issued.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS No. 161").  SFAS No. 161 establishes, among other things, additional disclosure requirements for derivative instruments and for hedging activities.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Because SFAS No. 161 related to only disclosures, the adoption of this statement did not have a material effect on the Company's financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position No. SFAS 107-1 and APB No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB 28-1"), which requires quarterly disclosure of information about the fair value of financial instruments within the scope of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments."  FSP FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009.  Because FSP FAS 107-1 and APB No. 28-1 related to only disclosures, the adoption of this statement did not have a material effect on the Company's financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165"), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009.  The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)  --  Cont'd.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS No. 166").  SFAS No. 166 was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about transfers of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets.  SFAS No. 166 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  The Company does not expect the adoption of this statement to have a material effect on its financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46R" ("SFAS No. 167"), which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity.  SFAS No. 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity.  Additionally, SFAS No. 167 provides more timely and useful information about an enterprise's involvement with a variable interest entity.  SFAS No. 167 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The Company does not expect the adoption of this statement to have a material effect on its financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" ("SFAS No. 168"), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles.  SFAS No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission ("SEC") under federal securities laws as authoritative GAAP for SEC registrants.  SFAS No. 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company does not expect the adoption of this statement to have a material effect on its financial position or results of operations.

NOTE C - SHARE-BASED PAYMENTS

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity or liability instrument issued.

The Company's stock compensation expense was $314 and $634, respectively for the three and six months ended June 27, 2009 and $389 and $649, respectively for the three and six months ended June 28, 2008.

On March 20, 2009, the Company extended the life of 234,081 options held by 27 of the Company's employees by an additional three years.  The modification increased stock compensation expense by $9 in the first quarter of 2009.

On May 20, 2009, the Company amended and restated a Restricted Stock Award granted to the Company's Chief Executive Officer.  The amended and restated Award consists of 125,000 shares of Restricted Stock, initially granted on June 6, 2006.  The award was amended to extend the term of the Award by one year to June 6, 2014, and to extend the time during which the award’s market condition may be met by three years to June 6, 2014.  The modification resulted in incremental stock compensation expense of $41 which will be amortized over the award’s remaining vesting period.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)  --  Cont'd.

NOTE D - RECEIVABLES

Receivables are summarized as follows:

	June 27, 2009	December 27, 2008
Customers, trade	$21,763	$23,805
Income taxes	2,251	5,280
Other	2,278	4,852
Gross receivables	26,292	33,937
Less allowance for doubtful accounts	(1,001)	(961)
Net receivables	$25,291	$32,976

Notes receivable were $421 at June 27, 2009 and $425 at December 27, 2008.  The current portions of notes receivable are included in receivables and the non-current portions are included in other long-term assets in the Company's consolidated condensed balance sheets.

NOTE E - INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method, which generally matches current costs of inventory sold with current revenues, for substantially all inventories.  Reduction of inventory quantities in 2009 resulted in liquidations of LIFO inventories carried at lower costs established in prior years, which decreased cost of sales by $1,020 for the three and six month periods ended June 27, 2009.  Inventories are summarized as follows:

	June 27, 2009	December 27 , 2008
Raw materials	$21,768	$27,133
Work-in-process	11,401	15,284
Finished goods	39,502	43,980
Supplies, repair parts and other	388	416
LIFO reserve	(9,416)	(11,646)
Total inventories	$63,643	$75,167

NOTE F - GOODWILL

The Company's goodwill is tested for impairment annually in the fourth quarter of each year or more frequently if events or circumstances indicate that the carrying value of goodwill associated with a reporting unit may not be fully recoverable.  The first step in the goodwill assessment process, used to identify potential goodwill impairments, involves a comparison of the carrying value of a reporting unit, including goodwill, to the fair value of the reporting unit.  For this purpose, fair value is an estimate of the value of the reporting unit's current and future cash flows discounted at the Company's weighted-average cost of capital ("WACC").  Such an estimate necessarily involves judgments and assumptions concerning, among other matters, future sales and profitability, as well as interest rates and other financial factors used to calculate the WACC.  Because economic conditions in the carpet industry deteriorated significantly in the first quarter of 2009, the Company reduced its expectations for the future sales and profitability of its reporting unit ("Fabrica") that had goodwill and tested goodwill for impairment.  As a result of the decline in the cash flow expectations for Fabrica, goodwill was potentially impaired.

Because goodwill was potentially impaired, the Company performed the second step in the goodwill evaluation process by comparing the "implied fair value" of Fabrica's goodwill with the carrying value of its goodwill.  For this purpose, the "implied fair value" of goodwill for Fabrica was determined in the same manner as the amount of goodwill that would have been determined in a business combination.  The measurement resulted in the impairment of the remaining goodwill associated with the acquisition of Fabrica International, Inc. in 2000; accordingly, the Company recorded a non-cash goodwill impairment loss of $31,406 in the first quarter of 2009.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)  --  Cont'd.

The changes in the carrying amount of goodwill during the six months ended June 27, 2009 are summarized as follows:

Balance at December 27, 2008		$33,406
Reclassification to deferred tax assets		(2,000)
Impairment loss		(31,406)
Balance at June 27, 2009	$	---

NOTE G - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	June 27, 2009	December 27, 2008
Compensation and benefits	$5,682	$5,696
Provision for customer rebates, claims and allowances	3,864	5,057
Outstanding checks in excess of cash	1,601	1,809
Other	4,998	3,794
Total accrued expenses	$16,145	$16,356

NOTE H - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products.  The Company records reserves for the estimated costs of defective products and failure of its products to meet applicable performance standards at the time sales are recorded.  The level of reserves the Company establishes is based primarily upon historical experience and evaluation of pending claims.  Product warranty reserves are included in accrued expenses in the Company's consolidated condensed balance sheets.  Following is a summary of the Company's warranty activity:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Warranty reserve beginning of period	$1,238	$1,463	$1,363	$1,515
Warranty liabilities accrued	687	917	1,355	1,682
Warranty liabilities settled	(597)	(843)	(1,307)	(1,623)
Changes for pre-existing warranty liabilities	(298)	(64)	(381)	(101)
Warranty reserve end of period	$1,030	$1,473	$1,030	$1,473

NOTE I - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	June 27, 2009	December 27, 2008
Senior indebtedness:
Credit line borrowings	$34,494	$42,789
Term loan	13,583	14,336
Equipment financing	8,517	10,075
Capital lease obligations	2,515	3,199
Mortgage note payable	6,158	6,288
Total senior indebtedness	65,267	76,687
Convertible subordinated debentures	14,662	17,162
Total long-term debt	79,929	93,849
Less: current portion of long-term debt	(7,328)	(7,439)
Less: current portion of capital lease obligations	(1,444)	(1,393)
Total long-term debt, less current portion	$71,157	$85,017

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)  --  Cont'd.

The Company's senior loan and security agreement matures on May 11, 2013 and provides $83,583 of credit, consisting of $70,000 of revolving credit and a $13,583 term loan.  The Company's credit facilities do not contain ongoing financial covenants.  The level of accounts receivable and inventory limit the borrowing availability under the agreement's revolving credit facility.  The unused borrowing capacity under the senior loan and security agreement on June 27, 2009 was $8,314.

Effective July 31, 2009, the Company voluntarily reduced its revolving credit facility from $70,000 to $55,000.  This adjustment will better align the size of the revolving credit facility with its anticipated levels of accounts receivable and inventory.  Reduction of the facility will reduce unused borrowing capacity fees.  The lower revolving credit facility did not affect and is not anticipated to materially affect the Company's available borrowing capacity under the senior loan and security agreement.

NOTE J - FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

SFAS No. 157 defines fair value as the exchange value of an asset or a liability in an orderly transaction between market participants.  The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and disclosures.  The three broad fair value hierarchy levels are defined as follows:

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

The Company's available-for-sale securities and interest rate swaps are measured under the fair value standard.  The following table summarizes the hierarchy level the Company used to determine the fair values of its financial assets and liabilities as of June 27, 2009:

		Fair Value Hierarchy Level
	Balance at June 27, 2009	Level 1		Level 2		Level 3
Assets:
Available-for-sale securities	$7		$7	$	---	$	---
Liabilities:
Interest rate swaps	$1,560	$	---		$1,560	$	---

The fair value of available-for-sale securities was determined based on quoted market prices and the fair value of the interest rate swaps was obtained from external sources and was determined through the use of models that consider various assumptions and relevant economic factors.

Available-for-sale securities are reflected on the Company's consolidated condensed balance sheets in other current assets and related gains and losses are deferred in accumulated other comprehensive income (loss) ("AOCIL").  Unrealized gains, net of taxes, included in AOCIL were $4 at June 27, 2009.  During the six months ended June 27, 2009, the Company realized gains from the sale of available-for-sale securities of $283, or $175 net of tax.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)  --  Cont'd.

The Company's financial instruments are not held or issued for trading purposes.  The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	June 27, 2009		December 27, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$208	$208	$113	$113
Notes receivable, including current portion	421	421	425	425
Available-for-sale securities	7	7	235	235

Financial Liabilities:
Long-term debt and capital leases, including current portion	79,929	78,809	93,849	92,486
Interest rate swaps	1,560	1,560	2,194	2,194

The fair values of the Company's long-term debt and capital leases were estimated using market rates the Company believes are available for similar types of financial instruments.  The fair values of cash and cash equivalents and notes receivable approximate their carrying amounts.

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

Derivatives designated as cash flow hedges are linked to specific liabilities on the Company's balance sheet.  The Company assesses, both at inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction are highly effective in offsetting changes in cash flows of the hedged items.  When it is determined that a derivative is not highly effective or the derivative expires, is sold, terminated, or exercised, the Company discontinues hedge accounting for that specific hedge instrument.  The Company recognizes all derivatives on its consolidated condensed balance sheet at fair value.  Changes in the fair value of cash flow hedges are deferred in AOCIL.  Changes in the fair value of derivatives that are not effective cash flow hedges are recognized in income.

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

The Company is also a party to an interest rate swap agreement through March 2013, which is linked to a mortgage and considered a highly effective hedge.  Under the interest rate swap agreement, the Company pays a fixed rate of interest times a notional amount equal to the outstanding balance of the mortgage, and receives in return an amount equal to a specified variable rate of interest times the same notional amount.  At June 27, 2009, the notional amount of the interest rate swap agreement was $6,158.  Under the terms of the interest rate swap agreement, the Company pays a fixed rate of interest through March 2013, which effectively fixes the interest rate on the mortgage at 6.54%.

The following table summarizes the fair values of derivative instruments included in the Company's consolidated condensed balance sheets as of June 27, 2009 and December 27, 2008:

	Liability Derivatives
Cash flow hedges - interest rate swaps:	June 27, 2009		December 27, 2008
Accrued expenses	$1,104	$	---
Other long-term liabilities	456		2,194
	$1,560		$2,194

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)  --  Cont'd.

The following table summarizes the pre-tax impact of derivative instruments on the Company's financial statements for the three months ending June 27, 2009 and June 28, 2008:

	Amount of Gain or (Loss) Recognized in AOCIL on Derivative (effective portion)		Amount of Gain or (Loss) Reclassified from AOCIL into Income (effective portion) (1) (2)
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008

Cash flow hedges - interest rate swaps	$3	$759	$(394)	$(191)

The following table summarizes the pre-tax impact of derivative instruments on the Company's financial statements for the six months ending June 27, 2009 and June 28, 2008:

	Amount of Gain or (Loss) Recognized in AOCIL on Derivative (effective portion)		Amount of Gain or (Loss) Reclassified from AOCIL into Income (effective portion) (1) (2)
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008

Cash flow hedges - interest rate swaps	$(136)	$(324)	$(770)	$(277)

(1)

The amount of gain or (loss) reclassified from AOCIL into income is included in interest expense on the Company's consolidated condensed statements of operations.

(2)

The amount of AOCIL expected to be reclassified into earnings during the next 12 months is $1,437.

NOTE K - EMPLOYEE BENEFIT PLANS

The Company sponsors two 401(k) defined contribution plans covering substantially all associates.  The Company generally matches participants' contributions, on a sliding scale, up to a maximum of 5% of the participant's earnings.  The Company does not intend to match participants' contributions for one of the two 401(k) plans for the 2009 plan year; accordingly, matching contributions for the 401(k) plans were $25 and $254, respectively for the three months ended June 27, 2009 and June 28, 2008 and $47 and $560, respectively for the six months ended June 27, 2009 and June 28, 2008.  The Company may make additional contributions to the plan if the Company attains certain performance targets.

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation.  The obligations owed to participants under this plan were $8,744 at June 27, 2009 and $9,197 at December 27, 2008 and are included in other long-term liabilities in the Company's consolidated condensed balance sheets.  The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors.  The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan.  Amounts invested in company-owned life insurance in the Rabbi Trust were $9,214 at June 27, 2009 and $8,931 at December 27, 2008 and are included in other long-term assets in the Company's consolidated condensed balance sheets.

The Company is a contributing employer in a multi-employer pension plan.  Expenses related to the multi-employer pension plan were $57 and $30, respectively for the three months ended June 27, 2009 and June 28, 2008 and $108 and $98, respectively for the six months ended June 27, 2009 and June 28, 2008.

The Company sponsors a legacy postretirement benefit plan that provides life insurance to a limited number of associates as a result of a prior acquisition.  The Company also sponsors a postretirement benefit plan that provides medical and life insurance for a limited number of associates who retired prior to January 1, 2003.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)  --  Cont'd.

Components of net periodic benefit cost for all postretirement plans are summarized as follows:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008

Amortization of prior service credits	$(22)	$(18)	$(44)	$(35)
Recognized net actuarial gains	(14)	(12)	(27)	(23)
Net periodic benefit credit	$(36)	$(30)	$(71)	$(58)

Amounts contributed or expected to be contributed by the Company during the current fiscal year to its postretirement plans are not anticipated to be significantly different from amounts disclosed in the Company's 2008 Annual Report filed on Form 10-K.

NOTE L - INCOME TAXES

The Company accounts for uncertainty in income tax positions under the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48").  Unrecognized tax benefits were $332 at June 27, 2009.  Due to the Company's valuation allowances, such benefits, if recognized, would not affect the Company's effective tax rate.  No interest or penalties have been accrued as of June 27, 2009.  The Company does not expect its unrecognized tax benefits to change significantly during the next twelve months.  The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense.

The Company and its subsidiaries are subject to United States federal income taxes, as well as income taxes in a number of state jurisdictions.  The tax years subsequent to 2004 remain open to examination for U.S. federal income taxes and most state jurisdictions.  A few state jurisdictions remain open to examination for tax years subsequent to 2003.

The Company's income tax benefit for six months of ended June 27, 2009 includes a $2,992 benefit from the write-off of the tax deductible component of the Company's $31,406 goodwill impairment.

NOTE M - COMMON STOCK AND EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Income (loss) from continuing operations (1)	$(984)	$1,283	$(36,425)	$1,365

Denominator for calculation of basic earnings (loss) per share - weighted-average shares (2)	12,287	12,549	12,261	12,599

Effect of dilutive securities:
Stock options (3)	---	56	---	66
Restricted stock grants (2)(3)	---	1	---	1
Directors' stock performance units	---	49	---	45
Denominator for calculation of diluted earnings (loss) per share - weighted- average shares adjusted for potential dilution (2)(3)	12,287	12,655	12,261	12,711

Earnings (loss) per share:
Basic	$(0.08)	$0.10	$(2.97)	$0.11
Diluted	(0.08)	0.10	(2.97)	0.11

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)  --  Cont'd.

(1)

No adjustments needed to the numerator for diluted calculations.

(2)

Includes Common and Class B Common shares, less shares held in treasury and unvested restricted stock, in thousands.

(3)

Because their effects are anti-dilutive, shares issuable under stock option plans where the exercise price is greater than the average market price of the Company’s Common Stock at the end of the relevant period, restricted stock grants where market conditions have not been met, and shares issuable on conversion of subordinated debentures into shares of Common Stock have been excluded.  Aggregate shares excluded were 1,587 and 1,631, respectively during the three and six months of 2009 and 1,337 and 1,418, respectively during the three and six months of 2008.

NOTE N - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net income (loss)	$(1,067)	$1,286	$(36,624)	$1,299
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap agreements:
Before income taxes	3	759	(136)	(324)
Income taxes	1	289	(52)	(123)
Net of taxes	2	470	(84)	(201)

Reclassification into earnings on interest rate swap agreements:
Before income taxes	394	191	770	277
Income taxes	150	72	293	105
Net of taxes	244	119	477	172

Unrealized gain (loss) on available-for- sale securities:
Before income taxes	1	(118)	55	751
Income taxes	---	(46)	21	285
Net of taxes	1	(72)	34	466

Realized gain on sale of available-for- sale securities:
Before income taxes	---	(112)	(283)	(112)
Income taxes	---	(42)	(108)	(42)
Net of taxes	---	(70)	(175)	(70)

Recognition of net actuarial gain on postretirement benefit plans:
Before income taxes	(14)	(12)	(27)	(23)
Income taxes	(5)	(5)	(10)	(9)
Net of taxes	(9)	(7)	(17)	(14)

Amortization of prior service credits on postretirement benefit plans:
Before income taxes	(22)	(18)	(44)	(35)
Income taxes	(9)	(7)	(17)	(13)
Net of taxes	(13)	(11)	(27)	(22)

Comprehensive income (loss)	$(842)	$1,715	$(36,416)	$1,630

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)  --  Cont'd.

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Available- for-Sale Securities	Post- Retirement Liabilities	Total
Balance at December 27, 2008	$(1,359)	$145	$705	$(509)

Unrealized loss on interest rate swap agreements, net of tax of $52	(84)	---	---	(84)

Reclassification into earnings on interest rate swap agreements, net of tax of $293	477	---	---	477

Unrealized gains on available-for-sale securities, net of tax of $21	---	34	---	34

Realized gain on sale of available-for- sale securities, net of tax of $108	---	(175)	---	(175)

Recognition of net actuarial gain on postretirement benefit plans, net of tax of $10	---	---	(17)	(17)

Amortization of prior service credits on postretirement benefit plans, net of tax of $17	---	---	(27)	(27)
Balance at June 27, 2009	$(966)	$4	$661	$(301)

NOTE O - OTHER (INCOME) EXPENSE

Other (income) expense is summarized as follows:

	Three Months Ended			Six Months Ended
		June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Other operating income:
Gain on sale of operating assets		$(171)	$(3)	$(174)	$(116)
Miscellaneous income		(135)	(85)	(174)	(120)
Other operating income		$(306)	$(88)	$(348)	$(236)

Other operating expense:
Retirement expenses		$98	$108	$164	$250
Miscellaneous expense		26	73	141	118
Other operating expense		$124	$181	$305	$368

Other income:
Sale of available-for-sale securities	$	---	$(112)	$(283)	$(112)
Miscellaneous income		(14)	(9)	(36)	(70)
Other income		$(14)	$(121)	$(319)	$(182)

Other expense:
Miscellaneous expense	$	---	$17	$21	$26
Other expense	$	---	$17	$21	$26

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)  --  Cont'd.

NOTE P - FACILITY CONSOLIDATION AND SEVERANCE EXPENSES

In response to the difficult economic conditions, the Company developed plans in the fourth quarter of 2008 to consolidate its Eton, Georgia carpet tufting operation into its Atmore, Alabama tufting, dyeing and finishing facility and make organizational and other changes to reduce staff and expenses throughout the Company.  The consolidation of the Company's East Coast tufting operations was substantially completed in the first quarter of 2009.  During the first six months of 2009, the Company further reduced the size of its operations and made additional staffing reductions as economic conditions within the carpet industry significantly weakened.  The Company's staff was reduced by an additional 11% in the first six months of 2009, bringing the Company's total employment down by 25% since the beginning of 2008.

Following an evaluation of Fabrica's business, the Company concluded that its customers can best be served by consolidating its Santa Ana, California tufting plant into the Company's Santa Ana, California dyeing, finishing and distribution facility.  This consolidation, expected to be completed during the fourth quarter of this year, will further trim operations to better align with Fabrica's business activity levels and reduce cost.

Costs related to the facility consolidations and organizational changes are summarized as follows:

							As of June 27, 2009
	Accrued Balance at December 27, 2008		2009 Expenses To Date	Cash Payments	Accrued Balance at June 27, 2009		Total Costs Incurred To Date	Total Expected Costs
Equipment and inventory relocation	$	---	$1,114	$(1,114)	$	---	$2,969	$3,218
Severance pay		281	618	(708)		191	1,080	1,100
Total		$281	$1,732	$(1,822)		$191	$4,049	$4,318

The Company expects to incur additional cost to exit its Santa Ana, California leased facility but cannot currently estimate such cost.

Expenses incurred under the plan are classified in "facility consolidation and severance expenses" in the Company's consolidated condensed statements of operations for the three and six months ended June 27, 2009.

The Company intends to realign its organizational structure in the third and fourth quarters of 2009 to further reduce cost.  The Company will combine its three residential carpet units into one business with three distinct brands.  As a result, the Company's residential business will be organized much like its commercial carpet business and more like the rest of the industry.

NOTE Q - DISCONTINUED OPERATIONS

Results associated with operations that have been sold or discontinued are generally classified as discontinued operations for all periods presented.  Discontinued operations are summarized as follows:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Income (loss) from discontinued operations:
Before income taxes	$(125)	$3	$(296)	$(105)
Income tax benefit	(42)	---	(97)	(39)
Income (loss) from discontinued operations, net of tax	$(83)	$3	$(199)	$(66)

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

OVERVIEW

The carpet industry and our business continued to be negatively affected by declining demand as tight credit conditions, low consumer confidence and other economic factors depressed the level of new residential and business construction and refurbishment activity.  Although our sales have grown faster than the carpet industry for a number of years, our sales have slowed at a greater rate than the sales of the industry during the last four quarters.  We believe our results reflect the impact of the overall economic downturn as it reached the higher end of the market where our business is concentrated.

FACILITY CONSOLIDATIONS AND COST REDUCTION PLAN

In response to the difficult economic conditions, we developed plans in the fourth quarter of 2008 to consolidate our Eton, Georgia carpet tufting operation into our Atmore, Alabama tufting, dyeing and finishing facility and make organizational and other changes to reduce staff and expenses throughout our Company.  The consolidation of our East Coast tufting operations was substantially completed in the first quarter of 2009.  During the six months of 2009, we further reduced the size of our operations and made additional staffing reductions as economic conditions in our industry continued to significantly weaken.

Following our evaluation of Fabrica's business, we decided to consolidate our Santa Ana, California tufting plant into our Santa Ana, California dyeing, finishing, and distribution facility.  This consolidation, expected to be completed during the fourth quarter of this year, will further trim operations to better align with Fabrica's business activity levels and reduce cost.

Expenses for the consolidation and organizational changes were $1.6 million and $117 thousand, respectively in the first and second quarters of 2009, bringing the total costs for the cost reduction plan to $4.0 million since the third quarter of 2008.  We incurred $1.1 million of costs to consolidate facilities and $600 thousand of severance expenses during the first six months of 2009.  The expenses to complete the cost reduction plan, excluding any expenses that may be incurred to exit a leased facility, are expected to be approximately $300 thousand.

In addition to the facility consolidations and employee reductions, we suspended our match of certain 401(k) contributions for 2009 and lowered the compensation of our exempt salaried associates in March 2009.  We have lowered our total number of associates by 25% since the beginning of 2008 and reduced annual cost significantly.  These actions have had a positive impact on our second quarter results; however, at current business activity levels we must reduce cost further in order to become profitable.

Accordingly, we intend to realign our organizational structure in the third and fourth quarters of 2009 to further reduce cost.  We will combine our three residential carpet units into one business with three distinct brands.  As a result, our residential business will be organized much like our commercial carpet business and more like the rest of the industry.  These actions are intended to reduce costs for 2010 by approximately $8 million to $10 million from current levels.

GOODWILL IMPAIRMENT

Our goodwill is tested for impairment annually in the fourth quarter of each year or more frequently if events or circumstances indicate that the carrying value of goodwill associated with a reporting unit may not be fully recoverable.  The first step in the goodwill assessment process, used to identify potential goodwill impairments, involves a comparison of the carrying value of a reporting unit, including goodwill, to the fair value of the reporting unit.  For this purpose, fair value is an estimate of the value of the reporting unit’s current and future cash flows discounted at our weighted-average cost of capital (“WACC”).  Such an estimate necessarily involves judgments and assumptions concerning, among other matters, future sales and profitability, as well as interest rates and other financial factors used to calculate our WACC.  Because economic conditions in the carpet industry deteriorated significantly in the first quarter of 2009, we reduced our expectations for the future sales and profitability of the reporting unit ("Fabrica") that had goodwill and tested goodwill for impairment.  As a result of the decline in the cash flow expectations for Fabrica, the test indicated that goodwill was potentially impaired.

Because goodwill was potentially impaired, we performed the second step in the evaluation process by comparing the “implied fair value” of Fabrica's goodwill with the carrying value of its goodwill. For this purpose, the “implied fair value” of goodwill for Fabrica was determined in the same manner as the amount of goodwill that would have been determined in a business combination.  The measurement resulted in the impairment of the remaining goodwill associated with the 2000 acquisition of Fabrica International, Inc.; accordingly, we recorded a non-cash goodwill impairment loss of $31.4 million in the first quarter of 2009.

RESULTS OF OPERATIONS

The following table sets forth certain elements of our continuing operating results as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.7%	70.8%	76.1%	70.8%
Gross profit	27.3%	29.2%	23.9%	29.2%
Selling and administrative expense	28.3%	24.7%	30.4%	25.7%
Other operating income	(0.6)%	(0.1)%	(0.3)%	(0.2)%
Other operating expense	0.3%	0.2%	0.3%	0.3%
Facility consolidation and severance expenses	0.2%	0.0%	1.7%	0.0%
Impairment of goodwill	0.0%	0.0%	31.3%	0.0%
Operating income (loss)	(0.9)%	4.4%	(39.5)%	3.4%

Net Sales.  Net sales for the quarter ended June 27, 2009 were $52.6 million, down 31.9%, compared with sales of $77.2 million for the year-earlier quarter.  Net sales for the first six months of 2009 were $100.2 million, down 32.2%, compared with sales of $147.9 million for the first six months of 2008. Continued weak demand in residential carpet markets and further deterioration in commercial carpet markets negatively affected the carpet industry and our business. Our year-over-year sales comparison reflected a 31.6% decline in net carpet sales for the second quarter of 2009, with net sales of residential carpet down 28.7% and net sales of commercial carpet down 36.5%.  For the first six months of 2009, the sales comparison reflected a 31.9% decline in net carpet sales, with net sales of residential carpet down 28.3% and net sales of commercial carpet down 37.6%.

Cost of Sales.  Cost of sales as a percentage of net sales increased 1.9% in the second quarter of 2009 and 5.3% for the first six months of 2009 compared with the same periods in 2008.  Production declined significantly in the second quarter and first six months of 2009, compared with the 2008 periods, as a result of the lower sales and a 15% decline in inventories from the end of 2008.  The lower production led to operating inefficiencies and higher unabsorbed fixed cost which more than offset lower raw material cost, energy cost and the effect of our cost reduction initiatives.  LIFO inventory liquidations reduced cost of sales $1.0 million in the second quarter and first six months of 2009.

Gross Profit.   Gross profit dollars declined $8.2 million in the second quarter of 2009 and $19.2 million for the first six months of 2009 compared with the same periods in 2008 due to lower sales volume and the higher cost as a percentage of net sales described above.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $4.2 million in the second quarter of 2009 and $7.5 million in the first six months of 2009, compared with the same periods in 2008. The lower selling and administrative expenses reflects the effect of our cost reduction initiatives and lower variable selling expenses.  However, these expenses increased as a percentage of net sales due to the decline in net sales.

Other Operating Income.  Other operating income increased $218 thousand in the second quarter of 2009 and $112 thousand for the first six months of 2009 compared with the same periods in 2008. The increases were primarily a result of higher gains from the sale of operating assets in 2009.

Other Operating Expense.  Other operating expense decreased $57 thousand in the second quarter of 2009 and $63 thousand for the first six months of 2009 compared with the same periods of 2008.  The decrease in these expenses is primarily due to a lower level of miscellaneous expenses in the second quarter of 2009 and a reduction in retirement expenses for the six months of 2009.

Operating Income (Loss).  Our operating loss was $458 thousand, or 0.9% of net sales, in the second quarter of 2009 compared with operating income of $3.4 million, or 4.4% of net sales, in the second quarter of the prior year.  For the first six months of 2009, our operating loss was $39.6 million, compared with operating income of $5.0 million, in the first six months of 2008. The second quarter 2009 operating loss included $117 thousand of expenses for facility consolidations and severance.  For the first six months of 2009, the operating loss included $33.1 million of principally non-cash expenses related to impairment of goodwill and facility consolidations and severance.

Interest Expense.  Interest expense decreased $44 thousand in the second quarter of 2009 and $34 thousand for the first six months of 2009 compared with the same periods in 2008, principally as a result of lower levels of debt in 2009, net of the effect of less capitalized interest and higher interest rates.

Other Income.  Other income decreased $107 thousand in the second quarter of 2009 and increased $137 thousand for the first six months of 2009 compared with the same period in 2008 due to higher gains from the sale of available-for-sale securities in 2009.

Other Expense. Other expense was not significant in the second quarter or first six months of 2009 or 2008.

Income Tax Provision (Benefit).  Our effective income tax benefit rate was 46.9% in the second quarter of 2009 and 13.7% for the first six months of 2009, compared with an effective income tax rate of 36.9% for the second quarter of 2008 and 37.5% for the first six months of 2008.  The increase in the effective income tax benefit rate in the second quarter of 2009 was principally due to adjustments to our tax valuation reserves and the decrease in the effective tax benefit rate for the first six months of 2009 was principally due to the non-deductible portion of the impairment of goodwill.

Income (Loss) from Continuing Operations.  The loss from continuing operations was $984 thousand, or $0.08 per diluted share in the second quarter of 2009 and $36.4 million, or $2.97 per diluted share, for the first six months of 2009 compared with income from continuing operations of $1.3 million, or $0.10 per diluted share in the second quarter of 2008 and $1.4 million, or $0.11 per diluted share for the first six months of 2008.  The loss from continuing operations in the second quarter of 2009 included $76 thousand of losses, or $0.01 per diluted share for consolidation and severance expenses.  The loss from continuing operations for the first six months of 2009 included $29.6 million, or $2.41 per diluted share of losses associated with the impairment of goodwill and consolidation and severance expenses.

Net Income.  Discontinued operations reflected a loss of $83 thousand, or $0.01 per diluted share, in the second quarter of 2009 compared with income of $3 thousand, or $0.00 per diluted share, in the same period in 2008. Discontinued operations reflected a loss of $199 thousand, or $0.02 per diluted share, for the first six months of 2009 compared with a loss of $66 thousand, or $0.01 per diluted share, for the first six months of 2008. Including discontinued operations, the net loss was $1.1 million, or $0.09 per diluted share, in the second quarter of 2009 compared with net income of $1.3 million, or $0.10 per diluted share, in the second quarter of 2008. The first six months of 2009 reflected a net loss of $36.6 million, or $2.99 per diluted share, compared with net income of $1.3 million, or $0.10 per diluted share, in the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 27, 2009, we generated $15.4 million of funds through operating activities, $394 thousand from the sale of operating assets and $283 thousand from the sale of available-for-sale securities. These funds were used primarily to finance our operations, invest $1.8 million in capital assets, reduce outstanding checks in excess of cash by $208 thousand and reduce debt by $13.9 million.

Working capital was reduced $19.4 million in the first six months of 2009, principally as a result of lower levels of receivables and inventories. Receivables and inventories declined $7.7 million and $11.5 million, respectively, accounts payable and accrued expenses increased $1.1 million and other current assets increased $752 thousand. The lower levels of receivables reflected reductions of $2.1 million in trade receivables, $3.0 million in income taxes receivable and $2.6 million in other receivables.

Capital expenditures for the six months ended June 27, 2009 were $1.8 million, while depreciation and amortization was $7.1 million.  We expect capital expenditures to be approximately $7.0 million for fiscal 2009, while depreciation and amortization is expected to be approximately $14.0 million.  Approximately $3.2 million of the anticipated 2009 capital expenditures will be for newer manufacturing technology with the remainder being expenditures primarily to maintain our facilities and equipment.

We believe our operating cash flows, credit availability under our senior loan and security agreement and other sources of financing are adequate to finance our normal liquidity requirements.  However, significant additional cash expenditures above our normal liquidity requirements, or significant further deterioration in economic conditions that affect our business, could require supplemental financing or other funding sources.  There can be no assurance that such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us. The levels of our accounts receivable and inventory limit the borrowing availability under our revolving credit facility.  Unused borrowing capacity under our revolving credit facility was $8.3 million at June 27, 2009.

Effective July 31, 2009, we voluntarily reduced our revolving credit facility from $70.0 million to $55.0 million. This adjustment will better align the size of the facility with our anticipated levels of accounts receivable and inventory.  Reduction of the facility will reduce unused borrowing capacity fees.  The lower revolving credit facility did not affect, and is not anticipated to materially affect, our available borrowing capacity under the senior loan and security agreement.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS No. 161").  SFAS No. 161 establishes, among other things, additional disclosure requirements for derivative instruments and for hedging activities.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Because SFAS No. 161 related to only disclosures, the adoption of this statement did not have a material effect on our financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position No. SFAS 107-1 and APB No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB 28-1"), which requires quarterly disclosure of information about the fair value of financial instruments within the scope of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments."  FSP FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009.  Because of FSP FAS 107-1 and APB 28-1 related to only disclosures, the adoption of this statement did not have a material effect on our financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165"), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009.  The adoption of this statement did not have a material effect on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS No. 166").  SFAS No. 166 was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets.  SFAS No. 166 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  We do not expect the adoption of this statement to have a material effect on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46R" ("SFAS No. 167"), which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity.  SFAS No. 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity.  Additionally, SFAS No. 167 provides more timely and useful information about an enterprise's involvement with a variable interest entity.  SFAS No. 167 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  We do not expect the adoption of this statement to have a material effect on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" ("SFAS No. 168"), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles.  SFAS No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission ("SEC") under federal securities laws as authoritative GAAP for SEC registrants.  SFAS No. 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We do not expect the adoption of this statement to have a material effect on its financial position or results of operations.

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

At June 27, 2009, the Company was a party to an interest rate swap agreement on its mortgage note payable with a notional amount equal to the outstanding balance of the mortgage note ($6,158 at June 27, 2009) which expires in March of 2013.  Under the interest rate swap agreement, the Company pays a fixed rate of interest times the notional amount and receives in return an amount equal to a specified variable rate of interest times the same notional amount.  The swap agreement effectively fixes the interest rate on the mortgage note payable at 6.54%.

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

At June 27, 2009, $18,077, or approximately 23% of the Company's total debt, was subject to floating interest rates.  A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $38.

Item 4 - Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated  the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 27, 2009, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”).  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Various federal, state and local environmental laws govern the use of our current and prior facilities. These laws govern such matters as:

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On August 8, 2007, we announced a program to repurchase up to $10 million of our Common Stock.  We did not purchase any shares of our Common Stock during the three months ended June 27, 2009 and the dollar value of shares of our Common Stock that may be purchased under the repurchase program was $4,872,695 at June 27, 2009.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders was held on April 28, 2009.

(b)

The meeting was held to consider and vote upon the following proposals:  (1) to elect six individuals to the Board of Directors for the term of one year and (2) ratify the appointment of Ernst & Young LLP to serve as independent registered public accountants of the Company for 2009.  All Directors were elected and the appointment of Ernst & Young LLP as independent registered public accountants was approved, with the results of the vote summarized as follows:

	FOR	AGAINST	ABSTAIN	TOTAL
Election of Directors:
J. Don Brock	27,120,519	1,688,810	64,603	28,873,932
Daniel K. Frierson	28,693,763	115,566	64,603	28,873,932
Paul K. Frierson	28,751,839	57,490	64,603	28,873,932
Walter W. Hubbard	28,725,265	84,064	64,603	28,873,932
Lowry F. Kline	28,725,771	83,558	64,603	28,873,932
John W. Murrey, III	28,725,871	83,458	64,603	28,873,932

Ratification of Ernst & Young's appointment	28,803,172	54,531	16,229	28,873,932

Item 5 - Other Information

None.

Item 6 - Exhibits
(a)	Exhibits
	(i)	Exhibits Incorporated by Reference
		10.1	On May 21, 2009, The Dixie Group, Inc., extended the term of a Restricted Stock Award granted pursuant to the Company's 2006 Stock Awards Plan to Daniel K. Frierson.

	(ii)	Exhibits Filed with this Report

		31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIXIE GROUP, INC.
(Registrant)

Date: July 30, 2009	By: /s/ GARY A. HARMON
Gary A. Harmon Vice President and Chief Financial Officer

Date: July 30, 2009	By: /s/ D. EUGENE LASATER
D. Eugene Lasater Controller