Form 10-Q
period 2009-09-26
DIXIE GROUP INC
filed 2009-11-04
CIK 29332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 26, 2009
or
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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)	☐	Yes	☒	No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of October 23, 2009
Common Stock, $3 Par Value	11,920,483 shares
Class B Common Stock, $3 Par Value	858,447 shares
Class C Common Stock, $3 Par Value	0 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands)

	Sept. 26, 2009	Dec. 27, 2008
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$102	$113
Receivables (less allowance for doubtful accounts of $1,213 for 2009 and $961 for 2008)	25,102	32,976
Inventories	59,153	75,167
Other current assets	5,063	5,893
TOTAL CURRENT ASSETS	89,420	114,149

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	6,088	6,088
Buildings and improvements	47,536	46,892
Machinery and equipment	128,742	131,297
	182,366	184,277
Less accumulated depreciation and amortization	(98,179)	(90,217)
NET PROPERTY, PLANT AND EQUIPMENT	84,187	94,060

OTHER ASSETS
Goodwill	---	33,406
Other long-term assets	12,672	11,048
TOTAL OTHER ASSETS	12,672	44,454
TOTAL ASSETS	$186,279	$252,663

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$10,026	$11,335
Accrued expenses	13,389	16,356
Current portion of long-term debt	8,959	8,832
TOTAL CURRENT LIABILITIES	32,374	36,523

LONG-TERM DEBT
Senior indebtedness	55,303	68,549
Capital lease obligations	791	1,806
Convertible subordinated debentures	12,162	14,662
TOTAL LONG-TERM DEBT	68,256	85,017

DEFERRED INCOME TAXES	3,450	10,713
OTHER LONG-TERM LIABILITIES	11,660	12,822
COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued - 15,843,942 shares for 2009 and 15,840,374 shares for 2008	47,532	47,521
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued - 858,447 shares for 2009 and 862,915 shares for 2008	2,575	2,589
Additional paid-in capital	136,405	136,015
Accumulated deficit	(57,458)	(18,840)
Accumulated other comprehensive loss	(186)	(509)
	128,868	166,776
Less Common Stock in treasury at cost - 3,923,459 shares for 2009 and 4,086,546 shares for 2008	(58,329)	(59,188)
TOTAL STOCKHOLDERS' EQUITY	70,539	107,588
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$186,279	$252,663

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	Sept. 26, 2009	Sept. 27, 2008	Sept. 26, 2009	Sept. 27, 2008
Net sales	$50,487	$72,917	$150,698	$220,794
Cost of sales	36,911	54,029	113,166	158,796

Gross profit	13,576	18,888	37,532	61,998
Selling and administrative expenses	14,857	18,733	45,338	56,754
Other operating income	(212)	(56)	(560)	(292)
Other operating expense	79	178	384	546
Facility consolidation and severance expenses	563	---	2,295	---
Impairment of goodwill	---	---	31,406	---

Operating income (loss)	(1,711)	33	(41,331)	4,990

Interest expense	1,347	1,483	4,243	4,414
Other income	(20)	(165)	(339)	(348)
Other expense	146	5	167	31

Income (loss) from continuing operations before taxes	(3,184)	(1,290)	(45,402)	893
Income tax provision (benefit)	(1,167)	(558)	(6,960)	260

Income (loss) from continuing operations	(2,017)	(732)	(38,442)	633
Income (loss) from discontinued operations, net of tax	23	(101)	(176)	(167)

Net income (loss)	$(1,994)	$(833)	$(38,618)	$466

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.16)	$(0.06)	$(3.13)	$0.05
Discontinued operations	0.00	(0.01)	(0.01)	(0.01)
Net income (loss)	$(0.16)	$(0.07)	$(3.14)	$0.04

BASIC SHARES OUTSTANDING	12,325	12,345	12,283	12,515

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.16)	$(0.06)	$(3.13)	$0.05
Discontinued operations	0.00	(0.01)	(0.01)	(0.01)
Net income (loss)	$(0.16)	$(0.07)	$(3.14)	$0.04

DILUTED SHARES OUTSTANDING	12,325	12,345	12,283	12,625

DIVIDENDS PER SHARE:
Common Stock	---	---	---	---
Class B Common Stock	---	---	---	---

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED) (dollars in thousands)
	Nine Months Ended
	Sept. 26, 2009	Sept. 27, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$(38,442)	$633
Loss from discontinued operations	(176)	(167)
Net income (loss)	(38,618)	466

Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	10,467	10,385
Change in deferred income taxes	(4,996)	(751)
Net gain on property, plant and equipment disposals	(185)	(97)
Gain on sale of available-for-sale securities	(292)	(222)
Stock-based compensation expense	928	975
Impairment of goodwill	31,406	---
Write-off of deferred financing costs	133	---
Changes in operating assets and liabilities:
Receivables	7,874	(1,081)
Inventories	16,014	(1,387)
Accounts payable and accrued expenses	(2,943)	(1,865)
Other operating assets and liabilities	(2,215)	(2,865)
NET CASH PROVIDED BY OPERATING ACTIVITIES	17,573	3,558

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	1,924	306
Purchase of property, plant and equipment	(2,163)	(6,275)
Proceeds from sale of available-for-sale securities	292	222
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	53	(5,747)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) borrowings on credit line	(9,807)	12,471
Payments on term loan	(1,130)	(1,282)
Payments on equipment financing	(2,356)	(2,208)
Payments on capitalized leases	(1,034)	(991)
Payments on mortgage note payable	(198)	(186)
Payments on subordinated indebtedness	(2,500)	(2,500)
Borrowings on note payable	466	---
Payments on note payable	(75)	---
Change in outstanding checks in excess of cash	(959)	109
Common stock issued under stock option plans	---	25
Common stock acquired for treasury	(29)	(3,411)
Payments for debt issuance cost	(15)	---
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(17,637)	2,027

DECREASE IN CASH AND CASH EQUIVALENTS	(11)	(162)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	113	427

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$102	$265

Supplemental Cash Flow Information:
Interest paid	$3,875	$4,258
Income taxes paid, net of tax refunds (received)	(4,750)	1,337

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(dollars in thousands)

	Common Stock and Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Stockholders' Equity
Balance at December 27, 2008	$50,110	$136,015	$(18,840)	$(509)	$(59,188)	$107,588
Common Stock acquired for treasury - 18,146 shares	---	---	---	---	(29)	(29)
Re-issuance of Common Stock in Treasury - 181,233 shares	---	(337)	---	---	888	551
Restricted stock grants forfeited - 900 shares	(3)	(6)	---	---	---	(9)
Tax expense from vesting of stock awards	---	(178)	---	---	---	(178)
Stock-based compensation expense	---	911	---	---	---	911
Comprehensive Income (Loss):
Net loss	---	---	(38,618)	---	---	(38,618)
Unrealized loss on interest rate swap agreements, net of tax of $119	---	---	---	(194)	---	(194)
Reclassification into earnings on interest rate swap agreements, net of tax of $447	---	---	---	729	---	729
Unrealized gain on available for-sale securities, net of tax of $22	---	---	---	35	---	35
Realized gain on sale of available-for-sale securities, net of tax of $111	---	---	---	(181)	---	(181)
Postretirement benefit plans:
Recognition of net actuarial gain, net of tax of $16	---	---	---	(25)	---	(25)
Amortization of prior service credits, net of tax of $25	---	---	---	(41)	---	(41)
Total Comprehensive Income (Loss)	---	---	(38,618)	323	---	(38,295)
Balance at September 26, 2009	$50,107	$136,405	$(57,458)	$(186)	$(58,329)	$70,539

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements which do not include all the information and footnotes required by such accounting principles for annual financial statements.  In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which includes consolidated financial statements for the fiscal year ended December 27, 2008.  Operating results for the three month and nine month periods ended September 26, 2009 are not necessarily indicative of the results that may be expected for the entire 2009 year.

The Company evaluated subsequent events through November 4, 2009, which represents the date the financial statements were issued.

The Company is in one line of business, carpet manufacturing.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805 (formerly SFAS 141R), "Business Combinations" ("FASB ASC 805") was issued.  FASB ASC 805 establishes principles and requirements for how identifiable assets, liabilities assumed, non-controlling interests in an acquiree, and goodwill are recognized and measured in an acquirer's financial statements.  FASB ASC 805 also establishes disclosure requirements to assist users in evaluating the nature and financial effects of business combinations.  This standard is effective for fiscal years beginning after December 15, 2008.  The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

In December 2007, the FASB issued FASB ASC 810 (formerly SFAS 160) "Consolidations" ("FASB ASC 810").  FASB ASC 810 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties (other than the parent of such subsidiaries), the amount of consolidated net income attributable to the parent and to the holder of a noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is no longer consolidated.  FASB ASC 810 also establishes reporting requirements to clearly identify, distinguish and disclose the interests of the parent and the interests of the noncontrolling owners.  This standard is effective for fiscal years beginning after December 15, 2008.  The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

In March 2008, the FASB issued FASB ASC 815 (formerly SFAS 161) "Derivatives and Hedging" ("FASB ASC 815").  FASB ASC 815 establishes, among other things, additional disclosure requirements for derivative instruments and for hedging activities.  FASB ASC 815 is effective for fiscal years and interim periods beginning after November 15, 2008.  The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

In April 2009, the FASB issued FASB ASC 825 (formerly FSP No. SFAS 107-1 and APB 28-1) "Financial Instruments" ("FASB ASC 825"), which requires quarterly disclosure of information about the fair value of financial instruments within the scope of FASB ASC 825.  FASB ASC 825 is effective for interim periods ending after June 15, 2009.  The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

In May 2009, the FASB issued FASB ASC 855 (formerly SFAS 165) "Subsequent Events" ("FASB ASC 855"), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FASB ASC 855 is effective for interim or annual periods ending after June 15, 2009.  The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

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

In June 2009, the FASB issued Accounting Standards Update ("ASU") 2009-01 "Generally Accepted Accounting Principles" ("ASU 2009-01") which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles.  ASU 2009-01 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission ("SEC") under federal securities laws as authoritative GAAP for SEC registrants.  ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

NOTE C - SHARE-BASED PAYMENTS

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity or liability instrument issued.

The Company's stock compensation expense was $293 and $928, respectively for the three and nine months ended September 26, 2009 and $325 and $975, respectively for the three and nine months ended September 27, 2008.

On March 20, 2009, the Company extended the life of 234,081 options held by 27 of the Company's employees by an additional three years.  The modification increased stock compensation expense by $9 in the first quarter of 2009.

On May 20, 2009, the Company amended and restated a Restricted Stock Award granted to the Company's Chief Executive Officer.  The amended and restated Award consists of 125,000 shares of Restricted Stock, initially granted on June 6, 2006.  The award was amended to extend the term of the Award by one year to June 6, 2014, and to extend the time during which the award's market condition may be met by three years to June 6, 2014.  The modification resulted in incremental stock compensation expense of $41 in the second quarter of 2009 which will be amortized over the award's remaining vesting period.

NOTE D - RECEIVABLES

Receivables are summarized as follows:

	Sept. 26, 2009	Dec. 27, 2008
Customers, trade	$22,094	$23,805
Income taxes	2,258	5,280
Other	1,963	4,852
Gross receivables	26,315	33,937
Less allowance for doubtful accounts	(1,213)	(961)
Net receivables	$25,102	$32,976

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

Notes receivable were $419 and $425 at September 26, 2009 and December 27, 2008.  The current portions of notes receivable are included in receivables and the non-current portions are included in other long-term assets in the Company's consolidated condensed balance sheets.

NOTE E - INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method, which generally matches current costs of inventory sold with current revenues, for substantially all inventories.  Reduction of inventory quantities in 2009 resulted in liquidations of LIFO inventories carried at lower costs established in prior years, which decreased cost of sales by $116 and $1,136 for the three and nine month periods ended September 26, 2009, respectively.

Inventories are summarized as follows:

	Sept. 26, 2009	Dec. 27, 2008
Raw materials	$19,152	$27,133
Work-in-process	10,446	15,284
Finished goods	38,272	43,980
Supplies, repair parts and other	363	416
LIFO reserve	(9,080)	(11,646)
Total inventories	$59,153	$75,167

NOTE F - GOODWILL

The Company's goodwill is tested for impairment annually in the fourth quarter of each year or more frequently if events or circumstances indicate that the carrying value of goodwill associated with a reporting unit may not be fully recoverable.  The first step in the goodwill assessment process, used to identify potential goodwill impairments, involves a comparison of the carrying value of a reporting unit, including goodwill, to the fair value of the reporting unit.  For this purpose, fair value is an estimate of the value of the reporting unit's current and future cash flows discounted at the Company's weighted-average cost of capital ("WACC").  Such an estimate necessarily involves judgments and assumptions concerning, among other matters, future sales and profitability, as well as interest rates and other financial factors used to calculate the WACC.  Because economic conditions in the carpet industry deteriorated significantly in the first quarter of 2009, the Company reduced its expectations for the future sales and profitability of its reporting unit ("Fabrica") that had goodwill and tested such goodwill for impairment.  As a result of the decline in the cash flow expectations for Fabrica, goodwill was potentially impaired.

Because goodwill was potentially impaired, the Company performed the second step in the goodwill evaluation process by comparing the "implied fair value" of Fabrica's goodwill with the carrying value of its goodwill.  For this purpose, the "implied fair value" of goodwill for Fabrica was determined in the same manner as the amount of goodwill that would have been determined in a business combination.  The measurement resulted in the impairment of the remaining goodwill associated with the acquisition of Fabrica International, Inc., which occurred in 2000; accordingly, the Company recorded a non-cash goodwill impairment loss of $31,406 in the first quarter of 2009.

The changes in the carrying amount of goodwill during the nine months ended September 26, 2009 are summarized as follows:

Balance at December 27, 2008		$33,406
Reclassification to deferred tax assets		(2,000)
Impairment loss		(31,406)
Balance at September 26, 2009	$	---

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

NOTE G - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	Sept. 26, 2009	Dec. 27, 2008
Compensation and benefits	$4,128	$5,696
Provision for customer rebates, claims and allowances	3,581	5,057
Outstanding checks in excess of cash	850	1,809
Other	4,830	3,794
Total accrued expenses	$13,389	$16,356

NOTE H - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products.  At the time sales are recorded, the Company records reserves for the estimated costs of defective products and failure of its products to meet applicable performance standards.  The level of reserves the Company establishes is based primarily upon historical experience and evaluation of pending claims.  Product warranty reserves are included in accrued expenses in the Company's consolidated condensed balance sheets.  The following is a summary of the Company's warranty activity:

	Three Months Ended		Nine Months Ended
	Sept. 26, 2009	Sept. 27, 2008	Sept. 26, 2009	Sept. 27, 2008
Warranty reserve beginning of period	$1,030	$1,473	$1,363	$1,515
Warranty liabilities accrued	605	1,016	1,960	2,698
Warranty liabilities settled	(540)	(879)	(1,847)	(2,502)
Changes for pre-existing warranty liabilities	(278)	(115)	(659)	(216)
Warranty reserve end of period	$817	$1,495	$817	$1,495

NOTE I - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	Sept. 26, 2009	Dec. 27, 2008
Senior indebtedness:
Credit line borrowings	$32,982	$42,789
Term loan	13,206	14,336
Equipment financing	7,719	10,075
Capital lease obligations	2,164	3,199
Mortgage note payable	6,090	6,288
Note payable	392	---
Total senior indebtedness	62,553	76,687
Convertible subordinated debentures	14,662	17,162
Total long-term debt	77,215	93,849
Less: current portion of long-term debt	(7,586)	(7,439)
Less: current portion of capital lease obligations	(1,373)	(1,393)
Total long-term debt, less current portion	$68,256	$85,017

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

Effective July 31, 2009, the Company reduced its revolving credit facility from $70,000 to $55,000 to better align the size of the revolving credit facility with the Company's anticipated levels of accounts receivable and inventory.  Reduction of the facility will reduce unused borrowing capacity fees.  The Company's senior loan and security agreement matures on May 11, 2013 and provides $68,206 of credit, consisting of $55,000 of revolving credit and a $13,206 term loan.  The Company's credit facilities do not contain ongoing financial covenants.  The level of accounts receivable and inventory limit the borrowing availability under the agreement's revolving credit facility.  The unused borrowing capacity under the senior loan and security agreement on September 26, 2009 was $7,356.

NOTE J - FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

FASB ASC 820 (formerly SFAS 157) defines fair value as the exchange value of an asset or a liability in an orderly transaction between market participants.  The standard outlines a valuation framework and establishes a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and disclosures.  The hierarchy consists of three levels as follows:

Level 1 - Quoted market prices in active markets for identical assets or liabilities as of the reported date;

Level 2 - Other than quoted market prices in active markets for identical assets or liabilities, quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and other than quoted prices for assets or liabilities and prices that are derived principally from or corroborated by market data by correlation or other means; and

Level 3 - Measurements using management's best estimate of fair value, where the determination of fair value requires significant management judgment or estimation.

The Company's available-for-sale securities and interest rate swaps are measured under the fair value standard.  The following table summarizes the hierarchy level the Company used to determine fair value of its financial assets and liabilities as of September 26, 2009:

			Fair Value Hierarchy Level
	Balance at Sept. 26, 2009		Level 1		Level 2		Level 3
Assets:
Available-for-sale securities	$	---	$	---	$	---	$	---

Liabilities:
Interest rate swaps		$1,331	$	---		$1,331	$	---

The fair value of the interest rate swaps was obtained from external sources and was determined through the use of models that consider various assumptions and relevant economic factors.

Available-for-sale securities, if any, are reflected on the Company's consolidated condensed balance sheets in other current assets and related gains and losses are deferred in accumulated other comprehensive income (loss) ("AOCIL").  During the nine months ended September 26, 2009, the Company sold its remaining available-for-sale securities and realized gains from the sale of such securities of $292, or $181 net of tax.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

The Company's financial instruments are not held or issued for trading purposes.  The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	Sept. 26, 2009		Dec. 27, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$102	$102	$113	$113
Notes receivable, including current portion	419	419	425	425
Available-for-sale securities	---	---	235	235

Financial Liabilities:
Long-term debt and capital leases, including current portion	77,215	76,115	93,849	92,486
Interest rate swaps	1,331	1,331	2,194	2,194

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

The Company is also a party to an interest rate swap agreement through March 2013, which is linked to a mortgage and considered a highly effective hedge.  Under the interest rate swap agreement, the Company pays a fixed rate of interest times a notional amount equal to the outstanding balance of the mortgage, and receives in return an amount equal to a specified variable rate of interest times the same notional amount.  At September 26, 2009, the notional amount of the interest rate swap agreement was $6,090.  Under the terms of the interest rate swap agreement, the Company pays a fixed rate of interest through March 2013, which effectively fixes the interest rate on the mortgage at 6.54%.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

The following table summarizes the fair values of derivative instruments included in the Company's consolidated condensed balance sheets as of September 26, 2009 and December 27, 2008:

	Liability Derivatives
	Sept. 26, 2009		Dec. 27, 2008
Cash flow hedges - interest rate swaps:
Accrued expenses	$841	$	---
Other long-term liabilities	490		2,194
Total	$1,331		$2,194

The following table summarizes the pre-tax impact of derivative instruments on the Company's financial statements for the three months ending September 26, 2009 and September 27, 2008:

	Amount of Gain or (Loss) Recognized in AOCIL on Derivative (effective portion)		Amount of Gain or (Loss) Reclassified from AOCIL into Income (effective portion) (1) (2)
	Sept. 26, 2009	Sept. 27, 2008	Sept. 26, 2009	Sept. 27, 2008
Cash flow hedges - interest rate swaps	$(177)	$(196)	$(406)	$(209)

The following table summarizes the pre-tax impact of derivative instruments on the Company's financial statements for the nine months ending September 26, 2009 and September 27, 2008:

	Amount of Gain or (Loss) Recognized in AOCIL on Derivative (effective portion)		Amount of Gain or (Loss) Reclassified from AOCIL into Income (effective portion) (1) (2)
	Sept. 26, 2009	Sept. 27, 2008	Sept. 26, 2009	Sept. 27, 2008

Cash flow hedges - interest rate swaps	$(313)	$(520)	$(1,176)	$(486)

(1)  The amount of loss reclassified from AOCIL is included in interest expense on the Company's consolidated condensed statements of operations.

(2)  The amount of AOCIL expected to be reclassified into earnings during the next 12 months is $1,114.

NOTE K - EMPLOYEE BENEFIT PLANS

The Company sponsors two 401(k) defined contribution plans covering substantially all associates.  The Company generally matches participants' contributions, on a sliding scale, up to a maximum of 5% of the participant's earnings.  The Company does not intend to match participants' contributions for one of the two 401(k) plans for the 2009 plan year; accordingly, matching contributions for the 401(k) plans were $28 and $272, respectively for the three months ended September 26, 2009 and September 27, 2008 and $75 and $832, respectively for the nine months ended September 26, 2009 and September 27, 2008.

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation.  The obligations owed to participants under this plan were $9,663 at September 26, 2009 and $9,197 at December 27, 2008 and are included in other long-term liabilities in the Company's consolidated condensed balance sheets.  The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors.  The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan.  Amounts invested in company-owned life insurance in the Rabbi Trust were $9,931 at September 26, 2009 and $8,931 at December 27, 2008 and are included in other long-term assets in the Company's consolidated condensed balance sheets.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

The Company is a contributing employer in a multi-employer pension plan.  Expenses related to the multi-employer pension plan were $56 and $44, respectively for the three months ended September 26, 2009 and September 27, 2008 and $164 and $142, respectively for the nine months ended September 26, 2009 and September 27, 2008.

The Company sponsors a legacy postretirement benefit plan that provides life insurance to a limited number of associates as a result of a prior acquisition.  The Company also sponsors a postretirement benefit plan that provides medical and life insurance for a limited number of associates who retired prior to January 1, 2003.

Components of net periodic benefit cost for all postretirement plans are summarized as follows:

	Three Months Ended		Nine Months Ended
	Sept. 26, 2009	Sept. 27, 2008	Sept. 26, 2009	Sept. 27, 2008

Amortization of prior service credits	$(22)	$(17)	$(66)	$(52)
Recognized net actuarial gains	(14)	(12)	(41)	(35)
Net periodic benefit credit	$(36)	$(29)	$(107)	$(87)

Amounts contributed or expected to be contributed by the Company during the current fiscal year to its postretirement plans are not anticipated to be significantly different from amounts disclosed in the Company's 2008 Annual Report filed on Form 10-K.

NOTE L - INCOME TAXES

The Company accounts for uncertainty in income tax positions under the provisions of FASB ASC 740 (formerly FIN 48) "Income Taxes" ("FASB ASC 740").  Unrecognized tax benefits were $82 at September 26, 2009.  Due to the Company's valuation allowances, such benefits, if recognized, would not affect the Company's effective tax rate.  No interest or penalties have been accrued as of September 26, 2009.  The Company does not expect its unrecognized tax benefits to change significantly during the next twelve months.  The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense.

The Company and its subsidiaries are subject to United States federal income taxes, as well as income taxes in a number of state jurisdictions.  The tax years subsequent to 2005 remain open to examination for U.S. federal income taxes and most state jurisdictions.  A few state jurisdictions remain open to examination for tax years subsequent to 2004.

The Company's income tax benefit for the nine months ended September 26, 2009 includes a $2,992 benefit from the write-off of the tax deductible component of the Company's $31,406 goodwill impairment.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

NOTE M - COMMON STOCK AND EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended		Nine Months Ended
	Sept. 26, 2009	Sept. 27, 2008	Sept. 26, 2009	Sept. 27, 2008
Income (loss) from continuing operations (1)	$(2,017)	$(732)	$(38,442)	$633

Denominator for calculation of basic earnings (loss) per share - weighted-average shares (2)	12,325	12,345	12,283	12,515

Effect of dilutive securities:
Stock options (3)	---	---	---	59
Restricted stock grants (2)(3)	---	---	---	48
Directors' stock performance units	---	---	---	3
Denominator for calculation of diluted earnings (loss) per share - weighted-average shares adjusted for potential dilution (2)(3)	12,325	12,345	12,283	12,625

Earnings (loss) per share:
Basic	$(0.16)	$(0.06)	$(3.13)	$0.05
Diluted	(0.16)	(0.06)	(3.13)	0.05

(1)

No adjustments needed to the numerator for diluted calculations.

(2)

Includes Common and Class B Common shares, less shares held in treasury and unvested restricted stock, in thousands.

(3)

Because their effects are anti-dilutive, shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock at the end of the relevant period, restricted stock grants where market conditions have not been met, and shares issuable on conversion of subordinated debentures into shares of Common Stock have been excluded.  Aggregate shares excluded were 1,575 and 1,612, respectively during the three and nine months of 2009 and 1,534 and 1,457, respectively during the three and nine months of 2008.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

NOTE N - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	Sept. 26, 2009	Sept. 27, 2008	Sept. 26, 2009	Sept. 27, 2008
Net income (loss)	$(1,994)	$(833)	$(38,618)	$466
Other comprehensive income (loss):
Unrealized loss on interest rate swap agreements:
Before income taxes	(177)	(196)	(313)	(520)
Income taxes	(67)	(75)	(119)	(198)
Net of taxes	(110)	(121)	(194)	(322)

Reclassification into earnings on interest rate swap agreements:
Before income taxes	406	209	1,176	486
Income taxes	154	80	447	185
Net of taxes	252	129	729	301

Unrealized gain on available-for-sale securities:
Before income taxes	2	110	57	861
Income taxes	1	43	22	328
Net of taxes	1	67	35	533

Realized gain on sale of available-for- sale securities:
Before income taxes	(9)	(110)	(292)	(222)
Income taxes	(3)	(43)	(111)	(85)
Net of taxes	(6)	(67)	(181)	(137)

Recognition of net actuarial gain on postretirement benefit plans:
Before income taxes	(14)	(12)	(41)	(34)
Income taxes	(6)	(5)	(16)	(13)
Net of taxes	(8)	(7)	(25)	(21)

Amortization of prior service credits on postretirement benefit plans:
Before income taxes	(22)	(17)	(66)	(52)
Income taxes	(8)	(6)	(25)	(20)
Net of taxes	(14)	(11)	(41)	(32)

Comprehensive income (loss)	$(1,879)	$(843)	$(38,295)	$788

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps		Available- for-Sale Securities	Post- Retirement Liabilities	Total
Balance at December 27, 2008	$(1,360)		$146	$705	$(509)

Unrealized loss on interest rate swap agreements, net of tax of $119	(194)		---	---	(194)

Reclassification into earnings on interest rate swap agreements, net of tax of $447	729		---	---	729

Unrealized gain on available-for-sale securities, net of tax of $22	---		35	---	35

Realized gain on sale of available- for-sale securities, net of tax of $111	---		(181)	---	(181)

Recognition of net actuarial gain on postretirement benefit plans, net of tax of $16	---		---	(25)	(25)

Amortization of prior service credits on postretirement benefit plans, net of tax of $25	---		---	(41)	(41)

Balance at September 26, 2009	$(825)	$	---	$639	$(186)

NOTE O - OTHER (INCOME) EXPENSE

Other (income) expense is summarized as follows:

	Three Months Ended			Nine Months Ended
	Sept. 26, 2009		Sept. 27, 2008	Sept. 26, 2009		Sept. 27, 2008
Other operating income:
Gain on sale of operating assets	$(15)	$	---	$(188)		$(116)
Insurance proceeds	(62)		---	(62)		---
Miscellaneous income	(135)		(56)	(310)		(176)
Other operating income	$(212)		$(56)	$(560)		$(292)

Other operating expense:
Retirement expenses	$72		$96	$236		$346
Miscellaneous expense	7		82	148		200
Other operating expense	$79		$178	$384		$546

Other income:
Sale of available-for-sale securities	$(9)		$(109)	$(292)		$(222)
Miscellaneous income	(11)		(56)	(47)		(126)
Other income	$(20)		$(165)	$(339)		$(348)

Other expense:
Write-off deferred financing costs	$133	$	---	$133	$	---
Miscellaneous expense	13		5	34		31
Other expense	$146		$5	$167		$31

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

NOTE P - FACILITY CONSOLIDATION AND SEVERANCE EXPENSES

In response to the difficult economic conditions, the Company developed plans in the fourth quarter of 2008 to consolidate its Eton, Georgia carpet tufting operation into its Atmore, Alabama tufting, dyeing and finishing facility.  This consolidation was substantially completed in the first quarter of 2009.  The Company also developed plans to make organizational and other changes to reduce staff and expenses throughout the Company.  In addition, the plan included consolidation of its Santa Ana, California tufting plant into its Santa Ana, California dyeing, finishing and distribution facility.  The consolidation is substantially complete and is expected to be completed during the fourth quarter of this year.  The Company expects to record additional costs related to the exit of its Santa Ana, California leased facility during the fourth quarter of 2009.  The Company cannot currently estimate such exit cost.

During the first nine months of 2009, the Company further reduced the size of its operations and made additional staffing reductions as economic conditions within the carpet industry significantly weakened.  The Company's staff was reduced by 15% in the first nine months of 2009.  The Company's total employment is down by 28% since the beginning of 2008.

Costs related to the facility consolidations and organizational changes under the 2008 restructuring plan are summarized as follows:

							As of September 26, 2009
	Accrued Balance at December 27, 2008		2009 Expense To Date	Cash Payments	Accrued Balance at September 26, 2009		Total Costs Incurred	Total Expected Costs (1)
Equipment and inventory relocation	$	---	$1,292	$(1,292)	$	---	$3,147	$3,284
Severance pay		281	618	(854)		45	1,080	1,080
Total		$281	$1,910	$(2,146)		$45	$4,227	$4,364

(1)

Excludes additional exit costs related to leased facility.

In August 2009, the Company developed and began implementing a plan to realign its organizational structure in the third and fourth quarters of 2009. Under this plan, the Company will combine its three residential carpet units into one business with three distinct brands.  As a result, the Company's residential business will be organized much like its commercial carpet business and more like the rest of the industry and will further reduce costs.  Costs related to the organization realignment include severance costs, associate relocation expenses and costs related to the migration of certain computer applications necessary to support the realignment.

Costs related to the 2009 organization restructuring plan are summarized as follows:

						As of September 26, 2009
	Accrued Balance at June 27, 2009		2009 Expenses To Date	Cash Payments	Accrued Balance at September 26, 2009	Total Costs Incurred	Total Expected Costs
Severance pay and employee relocation	$	---	$364	$(95)	$269	$364	$636
Computer systems conversion cost		---	21	(21)	---	21	132
Total	$	---	$385	$(116)	$269	$385	$768

Expenses incurred under these plans are classified in "facility consolidation and severance expenses" in the Company's consolidated condensed statements of operations for the three and nine months ended September 26, 2009.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

NOTE Q - DISCONTINUED OPERATIONS

Results associated with operations that have been sold or discontinued are generally classified as discontinued operations for all periods presented.  Discontinued operations are summarized as follows:

	Three Months Ended		Nine Months Ended
	Sept. 26, 2009	Sept. 27, 2008	Sept. 26, 2009	Sept. 27, 2008
Income (loss) from discontinued operations:
Before income taxes	$32	$(130)	$(264)	$(234)
Income tax provision (benefit)	9	(29)	(88)	(67)
Income (loss) from discontinued operations, net of tax	$23	$(101)	$(176)	$(167)

Results for discontinued operations in 2009 and 2008 reflected primarily workers' compensation expense related to businesses sold in 2003 and 2004.

Item 2.

Management's Discussion and Analysis of Results of Operations and Financial Condition

The following is presented to update the discussion of results of operations and financial condition included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies were outlined in Management's Discussion and Analysis of Results of Operations and Financial Condition in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no changes to those critical accounting policies subsequent to the date of that report.

OVERVIEW

The carpet industry and our business continued to be negatively affected by weak demand as tight credit conditions, low consumer confidence and other economic factors depressed the level of new residential and business construction and refurbishment activity.  We believe our results reflect the impact of the overall economic downturn as it reached the higher end of the market where our business is concentrated.  We have aggressively been reducing costs and conserving capital in an effort to return our Company to profitability at current sales levels.

FACILITY CONSOLIDATIONS AND COST REDUCTION PLANS

In response to the difficult economic conditions, we developed plans in the fourth quarter of 2008 to consolidate our Eton, Georgia carpet tufting operation into our Atmore, Alabama tufting, dyeing and finishing facility and make organizational and other changes to reduce staff and expenses throughout our Company.  The consolidation of our East Coast tufting operations was substantially completed in the first quarter of 2009.  During the nine months of 2009, we further reduced the size of our operations and made additional staffing reductions as economic conditions in our industry continued to significantly weaken.

Following our evaluation of Fabrica's business, we decided to consolidate our Santa Ana, California tufting plant into our Santa Ana, California dyeing, finishing, and distribution facility.  The consolidation is substantially complete and is expected to be completed during the fourth quarter of this year.  This will better align our operations with business activity levels and reduce cost.

Expenses for the consolidation and organizational changes associated were $178 thousand and $1.9 million, respectively in the third quarter and first nine months of 2009, bringing the total costs for the cost reduction plan to $4.2 million since the third quarter of 2008.  The first nine months of 2009 included $1.3 million of costs to consolidate facilities and $618 thousand of severance expenses.  The expenses to complete the cost reduction plan, excluding any expenses that may be incurred to exit a leased facility, are expected to be approximately $137 thousand.

During the third quarter of 2009, we developed and began implementing a plan to realign our organizational structure to further reduce cost and streamline operations.  Under the plan, we are combining our three residential carpet units into one business with three distinct brands.  As a result, our residential business will be organized much like our commercial carpet business and more like the rest of the industry.  Costs of this realignment include severances, limited employee relocation expenses, and computer systems conversion expenses required to support the realignment.  The total cost of this initiative is expected to approximate $800 thousand.  Costs incurred under this realignment plan were $385 in the third quarter of 2009.

In addition to the facility consolidations and employee reductions, we suspended our match of certain 401(k) contributions for 2009 and lowered the compensation of our exempt salaried associates in March 2009.  We have lowered our total number of associates by 28% since the beginning of 2008 and reduced annual cost significantly.  These actions have had a positive impact on our second and third quarter results; however, at current business activity levels we must reduce cost further in order to become profitable.

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

RESULTS OF OPERATIONS

The following table sets forth certain elements of our continuing operations as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	Sept. 26, 2009	Sept. 27, 2008	Sept. 26, 2009	Sept. 27, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.1%	74.1%	75.1%	71.9%
Gross profit	26.9%	25.9%	24.9%	28.1%
Selling and administrative expense	29.4%	25.7%	30.1%	25.7%
Other operating income	(0.4)%	(0.0)%	(0.4)%	(0.1)%
Other operating expense	0.1%	0.2%	0.3%	0.2%
Facility consolidation and severance expenses	1.1%	0.0%	1.5%	0.0%
Impairment of goodwill	0.0%	0.0%	20.8%	0.0%
Operating income (loss)	(3.3)%	0.0%	(27.4)%	2.3. %

Net Sales.  Net sales for the quarter ended September 26, 2009 were $50.5 million, down 30.8%, compared with sales of $72.9 million for the year-earlier quarter.  Net sales for the first nine months of 2009 were $150.7 million, down 31.7%, compared with sales of $220.8 million for the first nine months of 2008.  Continued weak demand in residential carpet markets and further deterioration in commercial carpet markets negatively affected the carpet industry and our business. Our year-over-year sales comparison reflected a 29.4% decline in net carpet sales for the third quarter of 2009, with net sales of residential carpet down 23.7% and net sales of commercial carpet down 38.3%.  For the first nine months of 2009, the sales comparison reflected a 31.1% decline in net carpet sales, with net sales of residential carpet down 26.8% and net sales of commercial carpet down 37.8%.

Cost of Sales.  Cost of sales as a percentage of net sales decreased 1.0% in the third quarter of 2009 and increased 3.2% for the first nine months of 2009 compared with the same periods in 2008.  Production declined significantly in the third quarter and first nine months of 2009, compared with the 2008 periods, reflecting lower sales levels and a 21% reduction in inventories from the end of 2008.  The lower production levels resulted in higher costs which more than offset lower raw material and energy costs and the effect of our cost reduction initiatives.  LIFO inventory liquidations reduced cost of sales $116 thousand in the third quarter of 2009 and $1.1 million in the first nine months of 2009.

Gross Profit.   Gross profit dollars declined $5.3 million in the third quarter of 2009 compared with the third quarter 2008; however, gross profit increased 1%, as a percent of sales, primarily reflecting the effects of the cost reduction initiatives.  Gross profit declined $24.5 million for the first nine months of 2009 compared with the same period in 2008 due primarily to the lower sales volume.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $3.9 million in the third quarter of 2009 and $11.4 million in the first nine months of 2009, compared with the same periods in 2008.  The lower selling and administrative expenses reflect the effect of our cost reduction initiatives and lower variable selling expenses.  However, these expenses increased as a percentage of net sales due to the decline in net sales.

Other Operating Income.  Other operating income increased $156 thousand in the third quarter of 2009 and $268 thousand for the first nine months of 2009 compared with the same periods in 2008.  The increases were primarily a result of the receipt of insurance proceeds in the third quarter and the effect of the receipt of such insurance proceeds and higher gains from the sale of operating assets in the nine month 2009 comparison.

Other Operating Expense.  Other operating expense decreased $99 thousand in the third quarter of 2009 and $162 thousand for the first nine months of 2009 compared with the same periods of 2008.  The decrease is primarily due to a lower level of miscellaneous expenses in the third quarter of 2009 and a reduction in retirement expenses for the nine months of 2009.

Operating Income (Loss).  Our operating loss was $1.7 million, or 3.3% of net sales, in the third quarter of 2009 compared with operating income of $33 thousand, or 0.0% of net sales, in the third quarter of the prior year.  For the first nine months of 2009, our operating loss was $41.3 million, compared with operating income of $5.0 million, in the first nine months of 2008. The third quarter 2009 operating loss included $563 thousand of expenses for facility consolidations and severance.  For the first nine months of 2009, the operating loss included $31.4 million of non-cash expenses related to impairment of goodwill and $2.3 million for facility consolidations and severance.

Interest Expense.  Interest expense decreased $136 thousand in the third quarter of 2009 and $171 thousand for the first nine months of 2009 compared with the same periods in 2008, principally as a result of lower levels of debt and lower interest rates in 2009.

Other Income.  Other income decreased $145 thousand in the third quarter of 2009 compared with the same period in 2008 principally due to higher gains from the sale of available-for-sale securities in 2008.

Other Expense. Other expense increased $141 thousand and $136 thousand in the third quarter and first nine months of 2009, respectively compared to the same periods in 2008, principally as a result of deferred financing costs that were written off in 2009 associated with the modification of our revolving credit facility.

Income Tax Provision (Benefit).  Our effective income tax rate was a benefit of 36.7% in the third quarter of 2009 and 15.3% for the first nine months of 2009, compared with an effective income tax rate of 43.3% for the third quarter of 2008 and 29.1% for the first nine months of 2008.  The decrease in the effective tax rate for the first nine months of 2009 was principally due to the non-deductible portion of the impairment of goodwill.  The effective tax rate in the third quarter and first nine months of 2008 differed from statutory rates primarily as a result of the effects of permanent differences and tax credits on pre-tax earnings utilized in the tax calculations.

Income (Loss) from Continuing Operations.  The loss from continuing operations was $2.0 million, or $0.16 per diluted share in the third quarter of 2009 and $38.4 million, or $3.13 per diluted share, for the first nine months of 2009 compared with a loss from continuing operations of $732 thousand, or $0.06 per diluted share in the third quarter of 2008 and income from continuing operations of $633 thousand, or $0.05 per diluted share for the first nine months of 2008.  The loss from continuing operations in the third quarter of 2009 included $407 thousand of losses, or $0.03 per diluted share for consolidation and severance expenses.  The loss from continuing operations for the first nine months of 2009 included $29.9 million, or $2.44 per diluted share of losses associated with the impairment of goodwill and consolidation and severance expenses.

Net Income (Loss).  Discontinued operations reflected income of $23 thousand, or $0.00 per diluted share, in the third quarter of 2009 compared with a loss of $101 thousand, or $0.01 per diluted share, in the same period in 2008. Discontinued operations reflected a loss of $176 thousand, or $0.01 per diluted share, for the first nine months of 2009 compared with a loss of $167 thousand, or $0.01 per diluted share, for the first nine months of 2008. Including discontinued operations, the net loss was $2.0 million, or $0.16 per diluted share, in the third quarter of 2009 compared with a net loss of $833 thousand, or $0.07 per diluted share, in the third quarter of 2008. The first nine months of 2009 reflected a net loss of $38.6 million, or $3.14 per diluted share, compared with net income of $466 thousand, or $0.04 per diluted share, in the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 26, 2009, we generated $17.6 million of funds through operating activities and $1.9 million from the sale of operating assets.  These funds were used primarily to finance our operations, invest $2.2 million in capital assets, reduce outstanding checks in excess of cash by $1.0 million and reduce debt by $16.6 million.

Working capital was reduced $20.6 million in the first nine months of 2009, principally as a result of lower levels of receivables and inventories.  Receivables and inventories declined $7.9 million and $16.0 million; respectively, other current assets decreased $830 thousand and accounts payable and accrued expenses decreased $4.3 million.  The lower levels of receivables reflected reductions of $2.0 million in trade receivables, $3.0 million in income taxes receivable and $2.9 million in other receivables.  Inventories were reduced in all categories commensurate with the lower levels of business activity.

Capital expenditures for the nine months ended September 26, 2009 were $2.2 million, while depreciation and amortization was $10.5 million.  We expect capital expenditures to be approximately $3.0 million for fiscal 2009, while depreciation and amortization is expected to be approximately $13.6 million.  Planned 2009 capital expenditures relate primarily to expenditures to maintain our facilities and equipment.  Earlier capital expenditure plans for 2009 included equipment for new manufacturing technology with a value of approximately $3.2 million.  The equipment was subsequently obtained under an operating lease.

We believe our operating cash flows, credit availability under our senior loan and security agreement and other sources of financing are adequate to finance our normal liquidity requirements.  However, unforeseen cash expenditures above our normal liquidity requirements, or significant further deterioration in economic conditions that affect our business, could require supplemental financing or other funding sources.  There can be no assurance that such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us.  The levels of our accounts receivable and inventory limit the borrowing availability under our revolving credit facility.  Unused borrowing capacity under our revolving credit facility was $7.4 million at September 26, 2009.

Effective July 31, 2009, we reduced our revolving credit facility from $70.0 million to $55.0 million. This adjustment will better align the size of the facility with our anticipated levels of accounts receivable and inventory.  Reduction of the facility will reduce unused borrowing capacity fees.  The lower revolving credit facility did not affect, and is not anticipated to materially affect, our available borrowing capacity under the senior loan and security agreement.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805 (formerly SFAS 141R), "Business Combinations" ("FASB ASC 805") was issued.  FASB ASC 805 establishes principles and requirements for how identifiable assets, liabilities assumed, non-controlling interests in an acquiree, and goodwill are recognized and measured in an acquirer's financial statements.  FASB ASC 805 also establishes disclosure requirements to assist users in evaluating the nature and financial effects of business combinations.  This standard is effective for fiscal years beginning after December 15, 2008.  The adoption of this statement did not have a material effect on our financial position or results of operations.

In December 2007, the FASB issued FASB ASC 810 (formerly SFAS 160) "Consolidations" ("FASB ASC 810").  FASB ASC 810 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties (other than the parent of such subsidiaries), the amount of consolidated net income attributable to the parent and to the holder of a noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is no longer consolidated.  FASB ASC 810 also establishes reporting requirements to clearly identify, distinguish and disclose the interests of the parent and the interests of the noncontrolling owners.  This standard is effective for fiscal years beginning after December 15, 2008.  The adoption of this statement did not have a material effect on our financial position or results of operations.

In March 2008, the FASB issued FASB ASC 815 (formerly SFAS 161) "Derivatives and Hedging" ("FASB ASC 815").  FASB ASC 815 establishes, among other things, additional disclosure requirements for derivative instruments and for hedging activities.  FASB ASC 815 is effective for fiscal years and interim periods beginning after November 15, 2008.  The adoption of this statement did not have a material effect on our Company's financial position or results of operations.

In April 2009, the FASB issued FASB ASC 825 (formerly FSP No. SFAS 107-1 and APB 28-1) "Financial Instruments" ("FASB ASC 825"), which requires quarterly disclosure of information about the fair value of financial instruments within the scope of FASB ASC 825.  FASB ASC 825 is effective for interim periods ending after June 15, 2009.  The adoption of this statement did not have a material effect on our financial position or results of operations.

In May 2009, the FASB issued FASB ASC 855 (formerly SFAS 165) "Subsequent Events" ("FASB ASC 855"), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  FASB ASC 855 is effective for interim or annual periods ending after June 15, 2009.  The adoption of this statement did not have a material effect on our financial position or results of operations.

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

In June 2009, the FASB issued Accounting Standards Update ("ASU") 2009-01 "Generally Accepted Accounting Principles" ("ASU 2009-01") which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles.  ASU 2009-01 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission ("SEC") under federal securities laws as authoritative GAAP for SEC registrants.  ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this statement did not have a material effect on our financial position or results of operations.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk (Dollars in thousands)

The Company's earnings, cash flows and financial position are exposed to market risks relating to interest rates, among other factors.  It is the Company's policy to minimize its exposure to adverse changes in interest rates and manage interest rate risks inherent in funding the Company with debt.  The Company addresses this financial exposure through a risk management program that includes maintaining a mix of fixed and floating rate debt and the use of derivative financial instruments.

At September 26, 2009, the Company was a party to an interest rate swap agreement on its mortgage note payable with a notional amount equal to the outstanding balance of the mortgage note ($6,090 at September 26, 2009) which expires in March of 2013.  Under the interest rate swap agreement, the Company pays a fixed rate of interest times the notional amount and receives in return an amount equal to a specified variable rate of interest times the same notional amount.  The swap agreement effectively fixes the interest rate on the mortgage note payable at 6.54%.

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

At September 26, 2009, $16,188, or approximately 21% of the Company's total debt, was subject to floating interest rates.  A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $33.

Item 4 - Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated  the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 26, 2009, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”).  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

commercial rental vacancy rates; and
•

federal and state policies.

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

Prices may increase.

The cost of raw materials has a significant impact on our profitability.  In particular, our business requires the purchase of large volumes of nylon and other yarn, synthetic backing, latex, and dyes.  Continued increases in the cost of these raw materials could materially adversely affect our business, results of operations and financial condition if we are unable to pass these increases through to our customers.  Other costs which could adversely affect our business include energy and transportation.  We believe we have been generally successful in passing along raw material and other costs as they may occur; however, there can be no assurance that we will successfully recover such increases in cost, as they occur in the future.

Unanticipated termination or interruption of our arrangements with third-party suppliers of yarn could have a material adverse effect on us.

Yarn is the principal raw material used in our floorcovering products.  A significant portion of nylon yarn is purchased from one supplier.  We believe there are other sources of yarns; however, an unanticipated termination or interruption of our supply arrangements could adversely affect our supply arrangements and could be material.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of shares of our Common Stock during the three months ended September 26, 2009:

Month Ending	Total Number of Shares Purchased		Average Price Paid Per Share		Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)
August 1, 2009	---	$	---	$		---
August 29, 2009	---		---			---
September 26, 2009	417		3.02			417
Three Months Ended September 26, 2009	417		$3.02		$4,871,438	417

(1) On August 8, 2007, we announced a program to repurchase up to $10 million of our Common Stock.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits
(a)	Exhibits
	(i)	Exhibits Incorporated by Reference
10.1

Consulting agreement and non-compete agreement by and between Gary A. Harmon and The Dixie Group, Inc. dated July 27, 2009, (Incorporated by reference to the Current Report on Form 8-K filed July 30, 2009.)

10.1

Letter dated July 28, 2009, voluntarily reducing The Dixie Group, Inc.'s revolving credit facility under the Second Amended and Restated Loan and Security Agreement, dated October 24, 2008, (Incorporated by reference to the Current Report on Form 8-K filed July 30, 2009).

10.1

Master Lease Agreement by and between Masland Carpets, LLC and General Electric Capital Corporation dated as of August 21, 2009, relating to certain manufacturing equipment, (Incorporated by reference to the Current Report on Form 8-K filed on August 25, 2009).

10.2

Schedule to the Master Lease Agreement dated August 21, 2009, between Masland Carpets, LLC and General Electric Capital Corporation dated August 21, 2009, relating to certain manufacturing equipment, (Incorporated by reference to the Current Report on Form 8-K filed on August 25, 2009)

10.3

Corporate Guaranty of The Dixie Group, Inc. dated August 21, 2009, to General Electric Capital Corporation, related to the Master Lease Agreement executed August 21, 2009. (Incorporated by reference to the Current Report on Form 8-K filed on August 25, 2009)

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

THE DIXIE GROUP, INC.
(Registrant)

Date: November 4, 2009	By: /s/ JON A. FAULKNER
Jon A. Faulkner Vice President and Chief Financial Officer

Date: November 4, 2009	By: /s/ D. EUGENE LASATER
D. Eugene Lasater Controller