Form 10-K
period 2009-12-26
DIXIE GROUP INC
filed 2010-03-03
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2009
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

☐

Yes

☑

No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐   Accelerated filer    ☐

Non-accelerated filer   ☑    Smaller reporting company     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐

Yes

☑

No

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K (Continued)

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 26, 2009 (the last business day of the registrant's most recently completed fiscal second quarter) was approximately $24,925,501.  The aggregate market value was computed by reference to the closing price of the Common Stock on such date.  In making this calculation, the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding Common Stock, and no other persons, are affiliates.  No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of February 19, 2010
Common Stock, $3.00 Par Value	11,904,419 shares
Class B Common Stock, $3.00 Par Value	858,447 shares
Class C Common Stock, $3.00 Par Value	0 shares

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the following document are incorporated by reference:

Proxy Statement of the registrant for annual meeting of shareholders to be held April 27, 2010 (Part III).

THE DIXIE GROUP, INC.

Index to Annual Report

on Form 10-K for

Year Ended December 26, 2009

PART I	Page
Item 1. Business	4
Item 1A. Risk Factors	6
Item 2. Properties	8
Item 3. Legal Proceedings	8
Item 4. Reserved
Executive Officers of the Registrant	9
PART II
Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10
Item 6. Selected Financial Data	13
Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition	14
Item 7A. Quantitative and Qualitative disclosures About Market Risk	22
Item 8. Financial Statements and Supplementary Data	22
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	22
Item 9A. Controls and Procedures	22
Item 9B. Other Information	25
PART III
Item 10. Directors and Executive Officers of the Registrant	25
Item 11. Executive Compensation	25
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	25
Item 13. Certain Relationships and Related Transactions and Director Independence	26
Item 14. Principal Accounting Fees and Services	26
PART IV
Item 15. Exhibits, Financial Statement Schedules	26
SIGNATURES	27
CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	30
Consolidated Balance Sheets - December 26, 2009 and December 27, 2008	31
Consolidated Statements of Operations - Years ended December 26, 2009, December 27, 2008, and December 29, 2007	32
Consolidated Statements of Cash Flows - Years ended December 26, 2009, December 27, 2008, and December 29, 2007	33
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) - Years ended December 26, 2009, December 27, 2008, and December 29, 2007	34
Notes to Consolidated Financial Statements	35
Schedule II - Valuation and Qualifying Accounts	58
Exhibit Index	59

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

Over the seven year period beginning in 1993, we made eight floorcovering business acquisitions and completed the disposal of the assets of our textile products business.  In 2001 through 2003, we disposed of our lower price point factory-built housing carpet, needlebond and carpet recycling businesses.  The sale of these businesses and assets allowed us to substantially reduce our debt, diversify our customer base and focus on the upper-end of the soft floorcovering market where we believe we have strong brands and competitive advantages with our style and design capabilities and customer relationships.

Our business is now concentrated in areas of the soft floorcovering markets where innovative styling, design, color, quality and service, as well as limited distribution, are welcomed and rewarded.  Through our Masland, Fabrica, and Dixie Home brands, we have a significant presence in the high-end residential and commercial soft floorcovering markets.  Our brands are well known, highly regarded and complementary; by being differentiated, we offer meaningful alternatives to the discriminating customer.

Our Brands

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

Masland Residential

Masland Residential, founded in 1866, markets and manufactures design-driven specialty carpets and rugs for the high-end residential marketplace.  Its residential broadloom carpet products are marketed at selling prices that we believe are approximately four and one half times the average for the residential soft floorcovering industry.  Its products are marketed through the interior design community, as well as to consumers through specialty floorcovering retailers.  Masland Residential has strong brand recognition within the upper-end residential market.  Masland Residential competes through innovative styling, color, product design, quality and service.

Dixie Home

Dixie Home was introduced in 2003 as a brand to provide stylishly designed, differentiated products that offer affordable fashion to residential consumers.  Dixie Home markets an array of tufted broadloom residential and commercial carpet to selected retailers and home centers under the Dixie Home and private label brands.  Its objective is to make the Dixie Home brand the choice for styling, service and quality in the more moderately priced sector of the high-end broadloom residential carpet market.  Its products are marketed at selling prices which we believe average two times the soft floorcovering industry's average selling price.

Masland Contract

Masland Contract, begun in 1993, markets and manufactures broadloom and modular carpet (carpet tiles) for the specified commercial marketplace.  Its commercial products are marketed through the architectural and specifier community and directly to commercial end users, as well as to consumers through specialty floorcovering retailers.  Masland Contract has strong brand recognition within the upper-end contract market, and competes through innovative styling, color, patterns, quality and service.

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

Competition

The floorcovering industry is highly competitive.  We compete with other carpet and rug manufacturers and other types of floorcoverings.  Despite the industry consolidation, a number of smaller manufacturers remain.  We believe our products are among the leaders in styling and design in the high-end residential and high-end commercial carpet markets.  However, a number of manufacturers produce competitive products and some of these manufacturers have greater financial resources than we do.

We believe the principal competitive factors in our primary floorcovering markets are innovative styling, color, product design, quality and service.  In the high-end residential and high-end commercial markets, carpet competes with various other types of floorcoverings.  Nevertheless, we believe we have competitive advantages in several areas.  We have an attractive portfolio of brands that we believe are well known, highly regarded by customers and complementary; by being differentiated, we offer meaningful alternatives to the discriminating customer.  We believe our investment in new technologies, such as the new ColorTron hollow needle tufting technology, strengthens our ability to offer product differentiation to our customers. In addition, we have established longstanding relationships with key suppliers in our industry and customers in most of our markets.  Finally, our reputation for innovative design excellence and our experienced management team enhance our competitive position.  See "Risk Factors" in Item 1A of this report.

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

Customer and Product Concentration

No single customer accounts for more than 10 percent of our sales.  During 2009, sales to our top ten customers accounted for 11 percent of our sales and our top 20 customers accounted for 14 percent of our sales.  We do not make a material amount of sales in foreign countries.  We do not have any single class of products that accounts for more than 10 percent of our sales.  However, our sales may be classified by significant markets, and such information for the past three years is summarized as follows:

	2009	2008	2007
Residential floorcovering products	65%	60%	60%
Commercial floorcovering products	32%	37%	35%
Carpet yarn processing and carpet dyeing and finishing services	3%	3%	5%

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

Raw Materials

Our primary raw material is yarn.  Nylon is the primary yarn we utilize and, to a lesser extent, polyester and wool yarn.  Additionally, we utilize polypropylene carpet backing, latex, dyes and chemicals, and man-made topical applications in the construction of our products.  Our synthetic yarns are purchased primarily from domestic fiber suppliers and wool is purchased from a number of domestic and international sources.  Our other raw materials are purchased primarily from domestic suppliers.  Where possible, we pass raw material price increases through to our customers; however, there can be no assurance that price increases can be passed through to customers and that increases in raw material prices will not have an adverse effect on our profitability.  See "Risk Factors” in Item 1A of this report.  We purchase a significant portion of our primary raw material (nylon yarn) from one supplier.  We believe there are other sources of nylon yarn; however, an unanticipated termination or interruption of our supply arrangements could adversely affect our supply arrangements and could be material.  See "Risk Factors” in Item 1A of this report.

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

Working Capital

We are required to maintain significant levels of inventory in order to provide the enhanced service levels demanded by the nature of our business and our customers, and to ensure timely delivery of our products.  Consistent and dependable sources of liquidity are required to maintain such inventory levels.  Failure to maintain appropriate levels of inventory could materially adversely affect our relationships with our customers and adversely affect our business.  See "Risk Factors” in Item 1A of this report.

Employment Level

We employ approximately 1,050 associates in our operations.

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

We face intense competition in our industry, which could decrease demand for our products and could have a material adverse effect on our liquidity and profitability.

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

Costs may increase.

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

Synthetic yarns are the principal raw material used in our floorcovering products.  A significant portion of our synthetic yarns are purchased from a limited number of suppliers; although, not necessarily with the same branding arrangements.  Therefore, an unanticipated termination or interruption of our supply arrangements could adversely affect our supply arrangements and could be material.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

The following table lists our facilities according to location, type of operation and approximate total floor space as of February 19, 2010:

Location	Type of Operation	Approximate Square Feet
Administrative:
Dalton, GA*	Administrative	16,000
Saraland, AL	Administrative	29,000
Santa Ana, CA*	Vacant	10,500
Chattanooga, TN*	Administrative	3,500
	Total Administrative	59,000

Manufacturing and Distribution:
Atmore, AL	Carpet Manufacturing, Distribution	610,000
Saraland, AL	Carpet Tile Manufacturing, Distribution	384,000
Saraland, AL*	Samples/Rug Manufacturing, Distribution	132,000
Roanoke, AL	Carpet Yarn Processing	204,000
Santa Ana, CA*	Vacant	98,000
Santa Ana, CA	Carpet/Rug Manufacturing, Distribution	204,000
Eton, GA	Carpet Manufacturing, Distribution	408,000
	Total Manufacturing and Distribution	2,040,000

	TOTAL	2,099,000

*  Leased properties

In December 2009, we vacated our Santa Ana, CA leased facility and consolidated its operations into a facility we own in  Santa Ana, CA.  In addition to the facilities listed above, we lease a small amount of office space in various locations.

In our opinion, our manufacturing facilities are well maintained and our machinery is efficient and competitive.  Operations of our facilities generally vary between 120 and 168 hours per week.  Substantially all of our owned properties are subject to mortgages, which secure the outstanding borrowings under our senior credit facilities.

ITEM 3.

LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we or our subsidiaries are a party or of which any of our property is the subject.

ITEM 4.

RESERVED

Pursuant to instruction G of Form 10-K the following is included as an unnumbered item to PART I.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and offices held by the executive officers of the registrant as of February 19, 2010, are listed below along with their business experience during the past five years.

Name, Age and Position	Business Experience During Past Five Years

Daniel K. Frierson, 68 Chairman of the Board, and Chief Executive Officer, Director

Director since 1973, Chairman of the Board since 1987 and Chief Executive Officer since 1980. He serves on the Company's Executive Committee and is Chairman of the Company's Retirement Plans Committee.  He also serves as Director of Astec Industries, Inc. headquartered in Chattanooga, Tennessee; and Louisiana-Pacific Corporation headquartered in Nashville, TN.

D. Kennedy Frierson, Jr., 43 Vice President and Chief Operating Officer

Vice President and Chief Operating Officer since August 2009. Vice President and President Masland Residential from February 2006 to July 2009. President Masland Residential from December 2005 to January 2006. Executive Vice President and General Manager, Dixie Home, 2003 to 2005.  Business Unit Manager, Bretlin, 2002 to 2003.

Jon A. Faulkner, 49 Vice President and Chief Financial Officer

Vice President and Chief Financial Officer since October 2009.  Vice President of Planning and Development from February 2002 to September 2009. Executive Vice President of Sales and Marketing for Steward, Inc. from 1997 to 2002.

Paul B. Comiskey, 58 Vice President and President, Dixie Residential

Vice President and President of Dixie Residential since August 2009.  Vice President and President, Dixie Home from February 2007 to July 2009.  President, Dixie Home from December 2006 to January 2007.  Senior Vice President of Residential Sales, Mohawk Industries, Inc. from 1998 to 2006.  Executive Vice President of Sales and Marketing for World Carpets from 1996 to 1998.

Kenneth L. Dempsey, 51 Vice President and President, Masland Contract	Vice President and President, Masland Contract since February 2005. Vice President and President, Masland Carpets, 1997 to 2005. Vice President of Marketing, Masland, 1991 to 1996.

W. Derek Davis, 59 Vice President, Human Resources	Vice President of Human Resources since January 1991. Corporate Employee Relations Director, 1990 to 1991.

Terry W. Clark, 59 Vice President Manufacturing	Vice President of Manufacturing since June 2007. Group Plant Manager at Shaw Industries, Inc. from 2003 to 2007. Vice President of Manufacturing, The Dixie Group, Inc. from 1972 to 2003.

D. Eugene Lasater, 59 Controller	Controller since 1988.

Starr T. Klein, 67 Secretary	Secretary since November 1992. Assistant Secretary, 1987 to 1992.

The executive officers of the registrant are generally elected annually by the Board of Directors at its first meeting held after each annual meeting of our shareholders.

PART II

ITEM 5.

MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades on the NASDAQ Global Market under the symbol DXYN.  No market exists for our Class B Common Stock.

As of February 19, 2010, the total number of holders of our Common Stock was approximately 1,860 including an estimated 1,300 shareholders who hold our Common Stock in nominee names, but excluding approximately 1,000 participants in our 401(k) plan who may direct the voting of the shares allocated to their accounts.  The total number of holders of our Class B Common Stock was 14.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of shares of our common stock during the three months ended December 26, 2009:

Fiscal Month Ending	Total Number of Shares Purchased		Average Price Paid Per Share		Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)
October 31, 2009	---	$	---	$		---
November 28, 2009	1,678		2.46			1,678
December 26, 2009	1,298		2.55			1,298
Three Fiscal Months Ended December 26, 2009	2,976		$2.50		$4,863,999	2,976

(1) On August 8, 2007, we announced a program to repurchase up to $10 million of our Common Stock.

Quarterly Financial Data, Dividends and Price Range of Common Stock

Following are quarterly financial data, dividends and price range of Common Stock for the four quarterly periods in the years ended December 26, 2009 and December 27, 2008.  Totals of the quarterly information for each of the years reflected below may not necessarily equal the annual totals.  The discussion of restrictions on payment of dividends is included in Note F to the Consolidated Financial Statements included herein.

THE DIXIE GROUP, INC.
QUARTERLY FINANCIAL DATA, DIVIDENDS AND PRICE RANGE OF COMMON STOCK
(unaudited)
(dollars in thousands, except per share data)

2009 QUARTER	1ST (1)	2ND (2)	3RD (3)	4TH (4)
Net sales	$47,639	$52,572	$50,487	$52,782
Gross profit	9,615	14,341	13,576	14,640
Operating loss	(39,163)	(458)	(1,711)	(3,992)
Loss from continuing operations	(35,441)	(984)	(2,017)	(3,376)
Income (loss) from discontinued operations	(116)	(83)	23	(104)
Net loss	(35,557)	(1,067)	(1,994)	(3,480)

Basic earnings (loss) per share:
Continuing operations	(2.90)	(0.08)	(0.16)	(0.27)
Discontinued operations	(0.01)	(0.01)	0.00	(0.01)
Net loss	(2.91)	(0.09)	(0.16)	(0.28)
Diluted earnings (loss) per share:
Continuing operations	(2.90)	(0.08)	(0.16)	(0.27)
Discontinued operations	(0.01)	(0.01)	0.00	(0.01)
Net loss	(2.91)	(0.09)	(0.16)	(0.28)

Dividends:
Common Stock	---	---	---	---
Class B Common Stock	---	---	---	---

Common Stock Prices:
High	2.12	4.07	3.50	3.41
Low	0.75	1.03	2.25	2.31

2008 QUARTER	1ST	2ND	3RD	4TH (5)
Net sales	$70,722	$77,155	$72,917	$61,916
Gross profit	20,557	22,553	18,888	16,154
Operating income (loss)	1,575	3,382	33	(33,387)
Income (loss) from continuing operations	82	1,283	(732)	(31,761)
Income (loss) from discontinued operations	(69)	3	(101)	(107)
Net income (loss)	13	1,286	(833)	(31,868)

Basic earnings (loss) per share:
Continuing operations	0.01	0.10	(0.06)	(2.59)
Discontinued operations	(0.01)	0.00	(0.01)	(0.01)
Net income (loss)	0.00	0.10	(0.07)	(2.60)
Diluted earnings (loss) per share:
Continuing operations	0.01	0.10	(0.06)	(2.59)
Discontinued operations	(0.01)	0.00	(0.01)	(0.01)
Net income (loss)	0.00	0.10	(0.07)	(2.60)

Dividends:
Common Stock	---	---	---	---
Class B Common Stock	---	---	---	---

Common Stock Prices:
High	9.55	8.50	8.49	8.83
Low	7.43	6.29	4.61	1.50

(1) Includes expenses of $33,021, or $29,509 net of tax, for the impairment of goodwill and facility consolidation and severance costs in the first quarter of 2009.

(2) Includes expenses of $117, or $78 net of tax, for facility consolidation and severance costs in the second quarter of 2009.

(3) Includes expenses of $563, or $389 net of tax, for facility consolidation and severance costs in the third quarter of 2009.

(4) Includes expenses of $3,255, or $2,079 net of tax, for the impairment of assets and facility consolidation and severance costs in the fourth quarter of 2009.

(5) Includes expenses of $29,916, or $27,684 net of tax, for the impairment of goodwill and long-lived assets and facility consolidation and severance costs in the fourth quarter of 2008.

Shareholder Return Performance Presentation

We compare our performance to two different industry indexes published by Dow Jones, Inc.  The first of these is the Dow Jones Furnishings Index, which is composed of publicly traded companies classified by Dow Jones in the furnishings industry.  The second is the Dow Jones Building Materials & Fixtures Index, which is composed of publicly traded companies classified by Dow Jones in the building materials and fixtures industry.

In accordance with SEC rules, set forth below is a line graph comparing the yearly change in the cumulative total shareholder return on our Common Stock against the total return of the Standard & Poor’s 600 Stock Index, plus both the Dow Jones Furnishings Index and the Dow Jones Building Materials & Fixtures Index, in each case for the five year period ended December 26, 2009.  The comparison assumes that $100.00 was invested on December 25, 2004, in our Common Stock, the S&P 600 Index, and each of the two Peer Groups, and assumes the reinvestment of dividends.

The foregoing shareholder performance presentation shall not be deemed "soliciting material" or to be "filed" with the Commission subject to Regulation 14A, or subject to the liabilities of Section 18 of the Exchange Act.

ITEM 6.

SELECTED FINANCIAL DATA

The Dixie Group, Inc.

Historical Summary

(dollars in thousands, except per share data)

FISCAL YEARS	2009 (1)	2008 (2)	2007 (3)	2006 (4)	2005
OPERATIONS
Net sales	$203,480	$282,710	$320,795	$331,100	$318,526
Gross profit	52,172	78,152	97,234	95,838	96,510
Operating income (loss)	(45,323)	(28,396)	16,724	16,558	19,835
Income (loss) from continuing operations before income taxes	(50,663)	(34,035)	10,471	9,672	14,411
Income tax provision (benefit)	(8,845)	(2,907)	3,693	1,781	4,453
Income (loss) from continuing operations	(41,818)	(31,128)	6,778	7,891	9,958
Depreciation and amortization	13,504	13,752	12,941	11,500	10,058
Dividends	---	---	---	---	---
Capital expenditures	2,436	9,469	16,659	16,450	27,175

FINANCIAL POSITION
Assets	$179,056	$252,663	$290,238	$277,826	$278,089
Working capital	52,866	77,626	75,414	73,126	75,516
Long-term debt:
Senior indebtedness	47,187	70,355	62,666	61,717	65,714
Convertible subordinated debentures	12,162	14,662	17,162	19,662	22,162
Stockholders' equity	67,507	107,588	142,114	135,678	123,484

PER SHARE
Income (loss) from continuing operations:
Basic	$(3.39)	$(2.50)	$0.52	$0.62	$0.80
Diluted	(3.39)	(2.50)	0.51	0.60	0.77
Dividends:
Common Stock	---	---	---	---	---
Class B Common Stock	---	---	---	---	---
Book value	5.29	8.53	10.97	10.49	9.75

GENERAL

Weighted-average common shares outstanding:
Basic	12,330,648	12,448,704	13,041,679	12,816,219	12,488,018
Diluted	12,330,648	12,448,704	13,214,898	13,073,323	12,951,161

Number of shareholders (5)	1,860	2,850	3,300	4,850	5,100
Number of associates	1,050	1,250	1,500	1,500	1,500

(1) Includes expenses of $36,956, or $32,055 net of tax, for the impairment of goodwill and long-lived assets and facility consolidation expenses in 2009.

(2) Includes expenses of $29,916, or $27,685 net of tax, for the impairment of goodwill and long-lived assets and facility consolidation expenses in 2008.

(3) Includes expenses of $1,518, or $1,023 net of tax, to merge a defined benefit pension plan into a multi-employer pension plan in 2007.

(4) Includes expenses of $3,249, or $2,057 net of tax, to terminate a defined benefit pension plan in 2006.

(5) The approximate number of record holders of our Common Stock for 2005 through 2009 includes Management's estimate of shareholders who held our Common Stock in nominee names as follows:  2005 - 4,500 shareholders; 2006 - 4,300 shareholders; 2007 - 2,800 shareholders; 2008 - 2,350 shareholders; 2009 - 1,300 shareholders.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

OVERVIEW

Demand for products manufactured by the United States carpet industry and our business has been significantly affected by declining demand as tighter credit conditions, lower consumer confidence and other economic factors reduced the level of new residential housing construction, the sales and refurbishment of existing homes and more recently, the levels of business construction and refurbishment activity.  As a result of these factors, our sales declined in the year-over-year comparisons during each of the last three years and over 38% for the three year period ended December 26, 2009.  During this same three year period, sales for the carpet industry were down approximately 31%.  Unit production in the carpet industry has declined for the fourth consecutive year and is now at 60% of its peak in early 2006. In the third and fourth quarters of 2008, our sales began slowing at a greater rate than the sales of the carpet industry.  We believe our results reflect the impact of the overall downturn as it reached the higher end of the market where our business is concentrated. We have aggressively been reducing costs and conserving capital in an effort to return our Company to profitability at current sales levels.  Raw material prices have increased in early 2010 and we have announced sales price increases to recoup these cost increases.

While it is difficult to predict the length of the current downturn and its impact on the markets we serve, we have seen signs that indicate more stabilization in residential carpet markets.  However, we believe conditions affecting certain commercial carpet markets may continue to negatively affect demand.  We believe our position in the upper-end of the market will permit us to benefit from improved conditions and grow our sales at a rate that will exceed the rate of growth of the carpet industry, as and when economic conditions improve.

FACILITY CONSOLIDATIONS AND COST REDUCTION PLANS

In response to the difficult economic conditions, we developed plans in the fourth quarter of 2008 to reduce costs by consolidating our Eton, Georgia carpet tufting operation into our Atmore, Alabama tufting, dyeing and finishing facilities, consolidating our Santa Ana, California tufting operations into our Santa Ana, California dying, finishing and distribution facility and making organizational and other changes to reduce staff and expenses throughout our Company.  The consolidation of our East Coast tufting operations was substantially completed in the first quarter of 2009 along with the organizational and staff reductions.  The consolidation of our West Coast operations was completed during the fourth quarter of 2009.  These actions better align our operations with current business activity levels and reduce cost.

Expenses incurred in 2009 for the consolidation and organizational changes associated with the 2008 consolidation and cost reduction plan were $3.2 million, bringing the total costs for the plan to $5.6 million since inception in the third quarter of 2008.  Cost incurred during 2009 included $1.3 million of costs to consolidate facilities, $633 thousand of severance and employee relocation expenses and $1.3 million of estimated costs associated with the exit of our leased facility in Santa Ana, California.

During the third quarter of 2009, we developed and began implementing a plan to realign our organizational structure to further reduce cost and streamline operations.  Under the plan, we combined our three residential carpet units into one business with three distinct brands.  As a result, our residential business will be organized much like our commercial carpet business and more like the rest of the industry.  Costs of this realignment include severance, limited employee relocation expenses, and computer systems conversion expenses required to support the realignment.  The realignment was substantially complete in the fourth quarter of 2009.  Costs incurred under this realignment plan were $850 thousand in 2009.  We estimate costs of approximately $120 thousand, primarily system related conversion cost, will be incurred in early 2010 to complete the realignment.

In addition to the facilities consolidations, employee reductions and the organizational realignment, we suspended our match of certain 401(k) contributions for 2009 and lowered the compensation of our exempt salaried associates in March 2009.  We have lowered our total number of associates by 28% since the beginning of 2008 and reduced annual costs significantly.  These actions had a positive impact on our results in 2009 and are expected to result in additional improvements in 2010 with improved operational capabilities, a reduction in under-absorbed fixed costs and other cost reductions.

LONG-LIVED ASSET IMPAIRMENTS

Long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be fully recoverable.  During the fourth quarter of 2008, as we began consolidating certain of our operations and facilities, certain assets were identified, primarily computer systems under development, that would not be utilized going forward.  As a result, we recorded a non-cash, pre-tax charge of $4.5 million to reflect the write-off of these assets.  During 2009, we recorded a non-cash, pre-tax charge of $1.5 million for long-lived asset impairments primarily related to leasehold improvement assets in the California leased facility that, subsequent to the exit of the leased facility, will not provide future economic benefit to the Company, other manufacturing related assets that will no longer be used as a result of the California facilities consolidation and additional computer software taken out of service in the systems consolidation process.

GOODWILL IMPAIRMENT

Our goodwill is tested for impairment annually in the fourth quarter of each year or more frequently if events or circumstances indicate that the carrying value of goodwill associated with a reporting unit may not be fully recoverable (See Note C of our Consolidated Financial Statements related to our goodwill assessment process).  We tested goodwill for impairment in the third quarter of 2008 due to economic conditions and uncertainty that were impacting our markets and the future expectations for the performance of our business.  No goodwill impairment was indicated as a result of this evaluation.  Our annual goodwill impairment test is performed in October of each year.  When the 2008 annual goodwill impairment test was performed, we reduced our projections for the future sales and profitability because economic conditions in the carpet industry had continued to deteriorate.  In addition, external financial metrics we utilize in our calculations to determine our weighted-average cost of capital (“WACC”) changed significantly.  As a result of this decline in the cash flow projections, and the higher WACC, goodwill was potentially impaired in our two reporting units that had goodwill associated with their operations.

Because our assessment indicated that goodwill may not be fully recoverable, we performed the second step in the goodwill evaluation process   The measurement resulted in the impairment of all of the goodwill, or $1.3 million associated with the acquisition of Patrick Carpet Mills, Inc. in 1994 and $21.8 million, or approximately 40% of the goodwill associated with the acquisition of Fabrica International, Inc. in 2000.  The total non-cash goodwill impairment loss recognized in 2008 was $23.1 million.

Because economic conditions in the carpet industry deteriorated further in the first quarter of 2009, we again reduced our expectations for the future sales and profitability of the reporting unit ("Fabrica") that had goodwill remaining and tested goodwill for impairment.  As a result of the decline in the cash flow expectations for Fabrica, the test indicated that goodwill was potentially impaired.  The second step in the goodwill assessment was completed and the measurement resulted in the impairment of the remaining goodwill associated with the 2000 acquisition of Fabrica International, Inc.; accordingly, we recorded a non-cash goodwill impairment loss of $31.4 million in the first quarter of 2009.  As a result of this goodwill impairment and the $23.1 million goodwill impairment charge recorded in 2008, we have no goodwill remaining on our balance sheet at December 26, 2009.

RESULTS OF OPERATIONS

Our discussion and analysis of financial condition and results of operations is based on our Consolidated Financial Statements that were prepared in accordance with U. S. generally accepted accounting principles.  The following table sets forth certain elements of our continuing operations as a percentage of net sales for the periods indicated:

Fiscal Year Ended
	December 26, 2009	December 27, 2008	December 29, 2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	74.4%	72.4%	69.7%
Gross profit	25.6%	27.6%	30.3%
Selling and administrative expenses	29.7%	26.9%	24.5%
Other operating income	(0.3)%	(0.2)%	(0.1)%
Other operating expense	0.4%	0.3%	0.2%
Facility consolidation and severance expense	2.0%	0.8%	0.0%
Impairment of assets	0.7%	1.6%	0.0%
Impairment of goodwill	15.4%	8.2%	0.0%
Defined benefit pension plan merger expenses	0.0%	0.0%	0.5%
Operating income (loss)	(22.3)%	(10.0)%	5.2%

Fiscal Year Ended December 26, 2009 Compared with Fiscal Year Ended December 27, 2008

Net Sales.  Net sales for the year ended December 26, 2009 were $203.5 million, down 28.0% from $282.7 million in the year-earlier period.  Continued weakness in residential carpet markets and softening commercial markets negatively affected the carpet industry and our business.  The carpet industry reported a 19.6% decline in net sales in 2009, with residential carpet sales down 18.4% and commercial carpet down 21.2% compared with the prior year.  Our 2009 year-over-year carpet sales comparison reflected a 27.3% decline in total net carpet sales, with sales of residential carpet down 21.7% and sales of commercial carpet down 36.4%.  Revenue from carpet yarn processing and carpet dyeing and finishing services decreased $4.9 million, or 47.1% in 2009, compared with 2008.

Cost of Sales.  Cost of sales increased, as a percentage of net sales, 2.0 percentage points in 2009 compared with 2008.  This increase was principally attributable to unabsorbed fixed cost from lower production volume commensurate with the lower sales further affected by the inventory reductions in 2009 compared with 2008.  Our inventory reductions of $20.0 million in 2009 resulted in LIFO inventory liquidations reducing cost of sales by $1.2 million in 2009.

Gross Profit.  Gross profit declined $26.0 million in 2009 compared with 2008 due to lower net sales and the higher cost of sales described above.

Selling and Administrative Expenses.  Selling and administrative expenses were reduced $15.7 million in 2009, compared with 2008.  As a percentage of net sales, these expenses increased 2.8 percentage points principally as a result of lower sales volume.

Other Operating Income.  Other operating income increased $214 thousand in 2009 compared with the prior year primarily as a result of the receipt of insurance proceeds and other cost recoveries in 2009 compared with 2008.

Other Operating Expense.  Other operating expense decreased $189 thousand in 2009, compared with 2008 principally due to lower retirement expenses.

Facility Consolidation and Severance Expenses, Impairment of Assets and Goodwill.  During 2009, we recorded $37.0 million of expenses related to the consolidation of facilities and severance cost, and impairments of assets and goodwill, of which $32.9 million were non-cash.  Facilities consolidation and severance costs were $4.1 million, impairment of assets was $1.5 million and the impairment of goodwill was $31.4 million.  This compares with $29.9 million of similar charges in 2008 of which $27.6 million were non-cash and included facilities consolidation and severance costs of $2.3 million, impairment of assets of $4.5 million and an impairment of goodwill of $23.1 million.

Operating Income (Loss).  Our 2009 operating loss was $45.3 million, including $37.0 million of principally non-cash costs related to the facility consolidation and severance expenses, and impairments of assets and goodwill, compared with a $28.4 million operating loss in 2008, including $29.9 million of principally non-cash costs related to the facility consolidation and severance expenses, and impairments of assets and goodwill.

Interest Expense.  Interest expense decreased $444 thousand in 2009 principally due to lower levels of debt in 2009 compared with 2008.

Other Income.  Other income was relatively unchanged in 2009 compared with 2008.

Other Expense.  Other expense increased $123 thousand in 2009 compared with 2008, principally as a result of deferred financing costs that were written off in 2009 associated with the modification of our revolving credit facility in 2009.

Income Tax Provision (Benefit).  Our effective income tax benefit rate was 17.5% in 2009, compared with an effective income tax benefit rate of 8.5% in 2008.  The difference in the effective tax benefit rate in 2009 compared with 2008 and the difference in rates compared with statutory rates in each period are primarily a result of the write-off of non-taxable goodwill.

Net Income (Loss).  Continuing operations reflected a loss of $41.8 million, or $3.39 per diluted share in 2009, compared with a loss from continuing operations of $31.1 million, or $2.50 per diluted share in 2008.  Our discontinued operations reflected a loss of $280 thousand, or $0.02 per diluted share in 2009, compared with a loss of $275 thousand, or $0.02 per diluted share in 2008.  Including discontinued operations, the net loss was $42.1 million or $3.41 per diluted share in 2009, compared with a net loss of $31.4 million, or $2.52 per diluted share in 2008.

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

Selling and Administrative Expenses.  Selling and administrative expenses were reduced $2.7 million in 2008, compared with 2007.  As a percentage of net sales, these expenses increased 2.4 percentage points principally as a result of lower sales volume.

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

Income Tax Provision (Benefit).  Our effective income tax benefit rate was 8.5% in 2008, compared with an effective income tax rate of 35.3% in 2007.  The change in the effective income tax, or benefit rates was principally attributable to a $23.1 million non-deductible goodwill impairment.

Net Income (Loss).  Continuing operations reflected a loss of $31.1 million, or $2.50 per diluted share in 2008, compared with income from continuing operations of $6.8 million, or $0.52 per diluted share in 2007.  Our discontinued operations reflected a loss of $275 thousand, or $0.02 per diluted share in 2008, compared with a loss of $512 thousand, or $0.05 per diluted share in 2007.  Including discontinued operations, the net loss was $31.4 million or $2.52 per diluted share in 2008, compared with net income of $6.3 million, or $0.49 per diluted share in 2007.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 26, 2009, cash generated from operating activities was $26.5 million.  These funds were supplemented by $2.2 million of proceeds from the sale of property, plant and equipment and available-for-sale securities.  These funds were used to support our operations, purchase $2.4 million of property, plant and equipment, retire $26.1 million of debt and capitalized leases and reduce outstanding checks in excess of cash by $230 thousand.  Working capital decreased $24.8 million in 2009 principally due to a reduction of $20.0 million in inventories to match the lower business activity levels we are experiencing.  Receivables decreased $6.8 million, including a reduction of $5.3 million in trade receivables due to lower levels of sales, a reduction of $3.4 million in other miscellaneous receivables and an increase of $1.7 million in income taxes receivable primarily from tax loss carrybacks.  Accounts payable and accrued expenses decreased in 2009 compared with 2008 as a result of the lower business levels and associate related benefit cost.

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

Capital expenditures were $2.4 million in 2009, $9.5 million in 2008 and $16.7 million in 2007, while depreciation and amortization were $13.5 million in 2009, $13.8 million in 2008 and $12.9 million in 2007.  Capital expenditures in 2009 primarily related to facilities and existing equipment while capital expenditures in 2008 and 2007 were primarily for newly designed manufacturing technology and information systems.  We expect capital expenditures to be approximately $3.0 million in 2010, while depreciation and amortization is expected to be approximately $11.8 million.  Capital expenditures in 2010 will be primarily for enhancements to existing equipment and facilities.

In October 2008, we amended and restated our senior loan and security agreement to extend the agreement's maturity date from May 11, 2010 to May 11, 2013, decrease the monthly term loan principal installments and increase interest rates applicable to borrowings under the agreement to more current market interest rates.  Effective January 1, 2009, the amended and restated senior loan and security agreement was further amended to modify certain interest rate definitions to change the relative relationship between base rates and LIBOR rates as used in the agreement and to reduce the applicable credit spreads for base rate loans by 0.50%.  Effective July 31, 2009, we reduced our revolving credit facility from $70.0 million to $55.0 million to better align the size of the revolving credit facility with the anticipated levels of accounts receivable and inventory.  Our amended and restated senior loan and security agreement provides $67.8 million of credit, consisting of $55.0 million of revolving credit and a $12.8 million term loan.  The term loan is payable in monthly principal installments of $126 thousand and is due May 11, 2013.

Interest rates available under the amended and restated senior loan and security agreement may be selected from a number of options that effectively allow us to borrow at rates ranging from the lender's prime rate plus 1.00% to the lender's prime rate plus 2.25% for base rate loans, or at rates ranging from LIBOR plus 2.00% to LIBOR plus 3.25% for LIBOR loans.  The weighted-average interest rate on borrowings outstanding under this agreement was 6.92% at December 26, 2009 and 5.68% at December 27, 2008.  Commitment fees ranging from 0.25% to 0.375% per annum are payable on the average daily unused balance of the revolving credit facility.  The interest rate on a portion of borrowings under the amended and restated senior loan and security agreement are fixed by an interest rate swap arrangement that effectively fixes the interest rate on $30.0 million of borrowings under the amended and restated senior loan and security agreement at 4.79% plus the applicable credit spreads.  The levels of our accounts receivable and inventory limit borrowing availability under the revolving credit facility.  The facility is secured by a first priority lien on substantially all of our assets.

Our amended and restated senior loan and security agreement does not contain ongoing financial covenants and permits payment of dividends and repurchases of our Common Stock in an aggregate annual amount of up to $3.0 million and distributions in excess of $3.0 million under conditions specified in the agreement.  The agreement also contains covenants that could limit future acquisitions.  Unused borrowing capacity under the amended and restated senior loan and security agreement on December 26, 2009 was $10.4 million.

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

Our $6.0 million mortgage is secured by real property, is payable in monthly principal installments ranging from $20 thousand to $28 thousand during the remaining term and matures on March 2013.  The mortgage bears interest at LIBOR plus 2.0% and the interest rate is fixed at 6.54% through March 13, 2013 by an interest rate swap.

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

Interest payments for continuing operations were $5.4 million in 2009, $6.1 million in 2008, and $6.5 million in 2007. There was no interest capitalized in 2009 while we capitalized interest of $367 thousand in 2008 and $457 thousand in 2007.

The following table summarizes our future minimum payments under contractual obligations as of December 26, 2009.

	Payments Due By Period
	2010	2011	2012	2013	2014	Thereafter		Total
	(dollars in millions)
Debt	$7.3	$6.4	$12.9	$39.2	$0.2	$	---	$66.0
Interest - debt (1)	3.5	2.6	2.0	0.5	---		---	8.6
Capital leases	1.1	0.2	0.2	0.1	0.1		0.1	1.8
Interest - capital leases	0.1	0.1	---	---	---		---	0.2
Operating leases	2.8	2.5	2.1	1.2	0.7		0.7	10.0
Purchase commitments	0.1	---	---	---	---		---	0.1
	$14.9	$11.8	$17.2	$41.0	$1.0		$0.8	$86.7

(1)

Interest rates used for variable rate debt were those in effect at December 26, 2009.

We do not expect to make future cash outlays related to our unrecognized tax benefits.  Accordingly, unrecognized tax benefits of $52 thousand have been excluded from the summary of contractual obligations.

We believe our operating cash flows, credit availability under our senior loan and security agreement and other sources of financing are adequate to finance our normal liquidity requirements.  We will continue, as we have in 2009, to aggressively pursue inventory management, maintain tight cost controls and limit capital expenditures.  We anticipate a federal income tax refund in excess of $6.5 million which we believe we will receive in the first half of the year.  However, continued deterioration in our markets or significant additional cash expenditures above our normal liquidity requirements could require supplemental financing or other funding sources.  There can be no assurance that such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us.

Income Tax Considerations.  In November 2009, federal tax legislation was enacted that extended the period for tax loss carrybacks from two to five years.  Approximately $7.0 million of federal and state income tax refunds are expected in 2010 due to carrybacks of net operating loss to prior years, including approximately $4.7 million due to the extension of the tax loss carryback period.  Excluding these income tax refunds, we anticipate that cash outlays for income taxes will not be materially different from our provision for income taxes during the next three fiscal years.  Because we are in a net deferred tax liability position, our $200 thousand federal income tax credit carryforward benefits are expected to be utilized in the future.  During 2009, we increased our tax valuation reserve related to future benefits for state net operating loss carryforwards by $1.5 million.

RECENT ACCOUNTING PRONONUMENTS

In December 2007, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on business combinations, which changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree.  The guidance also establishes disclosure requirements to assist users in evaluating the nature and financial effects of business combinations.  This guidance is effective for fiscal years beginning after December 15, 2008.  The adoption of this guidance did not have a material effect on our financial position or results of operations.

In December 2007, the FASB issued authoritative guidance on noncontrolling interests in consolidated financial statements.  This guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties (other than the parent of such subsidiaries), the amount of consolidated net income attributable to the parent and to the holder of a noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is no longer consolidated.  This guidance also establishes reporting requirements to clearly identify, distinguish and disclose the interests of the parent and the interests of the noncontrolling owners.  This guidance is effective for fiscal years beginning after December 15, 2008.  The adoption of this guidance did not have a material effect on our financial position or results of operations.

In March 2008, the FASB issued new authoritative guidance establishing additional disclosure requirements for derivative instruments and hedging activities.  This guidance is effective for fiscal years and interim periods beginning after November 15, 2008.  The adoption of this guidance did not have a material effect on our financial position or results of operations.

In June 2008, the FASB issued authoritative guidance clarifying that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities.  In addition, guidance was given on how to allocate earnings to participating securities and compute earnings per share using the two-class method.  This guidance is effective for fiscal years and interim periods beginning after December 15, 2008.  The adoption of this guidance did not have a material effect on our financial position or results of operations.

In April 2009, the FASB issued authoritative guidance on financial instruments, which requires quarterly disclosure of information about the fair value of financial instruments.  This guidance is effective for interim periods ending after June 15, 2009.  The adoption of this statement did not have a material effect on our financial position or results of operations.

In May 2009, the FASB issued authoritative guidance for subsequent events, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance is effective for interim or annual periods ending after June 15, 2009.  The adoption of this statement did not have a material effect on our financial position or results of operations.

In June 2009, the FASB issued authoritative guidance on accounting for transfers of financial assets.  This guidance was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets.  This guidance is effective for fiscal years and interim periods beginning after November 15, 2009.  We do not expect the adoption of this statement to have a material effect on our financial position or results of operations.

In June 2009, the FASB issued amended authoritative guidance to address the elimination of the concept of a qualifying special purpose entity.  This guidance also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity.  This guidance is effective for fiscal years and interim periods beginning after November 15, 2009.  We do not expect the adoption of this statement to have a material effect on our financial position or results of operations.

In June 2009, the FASB issued the FASB Accounting Standards Codification (the "Codification") which became the single authoritative source for generally accepted accounting principles ("GAAP").  Accordingly, previous references to GAAP accounting standards are no longer used in the Company's disclosures.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this statement did not have a material effect on our financial position or results of operations.

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

At December 26, 2009, the total unrecognized compensation expense related to non-vested restricted stock awards was $1.6 million with a weighted-average vesting period of 3.9 years and unrecognized compensation expense related to unvested stock options was $121 thousand with a weighted-average vesting period of 4.9 years.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands)

Our earnings, cash flows and financial position are exposed to market risks relating to interest rates, among other factors.  It is our policy to minimize our exposure to adverse changes in interest rates and manage interest rate risks inherent in funding our Company with debt.  We address this financial exposure through a risk management program that includes maintaining a mix of fixed and floating rate debt and the use of interest rate swap agreements.

At December 26, 2009, we were a party to an interest rate swap agreement on our mortgage note payable with a notional amount equal to the outstanding balance of the mortgage note ($6,022 at December 26, 2009) which expires in March of 2013.  Under the interest rate swap agreement, we pay a fixed rate of interest times the notional amount and receive in return an amount equal to a specified variable rate of interest times the same notional amount.  The swap agreement effectively fixes the interest rate on the mortgage note payable at 6.54%.

On October 11, 2005, we entered into an interest rate swap agreement with a notional amount of $30,000 through May 11, 2010.  Under this agreement, we pay a fixed rate of interest of 4.79% times the notional amount and receive in return a specified variable rate of interest times the same notional amount.  The interest rate swap agreement is linked to our variable rate debt and is considered a highly effective hedge.

At December 26, 2009, $8,108, or approximately 12% of our total debt, was subject to floating interest rates.  A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $16.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary financial information required by ITEM 302 of Regulation S-K is included in PART II, ITEM 5 of this report and the Financial Statements is included in a separate section of this report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 26, 2009, the date of the financial statements included in this Form 10-K (the "Evaluation Date").  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

We conducted, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under such framework, our management concluded that our internal control over financial reporting was effective as of December 26, 2009.

Our independent auditor, Ernst & Young LLP, an independent registered public accounting firm, has audited and reported on our consolidated financial statements and has issued an attestation report on the effectiveness of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Dixie Group, Inc.

We have audited The Dixie Group, Inc.’s internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Dixie Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Dixie Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 26, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Dixie Group, Inc. as of December 26, 2009 and December 27, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 26, 2009. Our report dated March 3, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 3, 2010

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections entitled "Information about Nominees for Director" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held April 27, 2010 is incorporated herein by reference.  Information regarding the executive officers of the registrant is presented in PART I of this report.

We have adopted a Code of Business Conduct and Ethics (the "Code of Ethics") which applies to our principal executive officer, principal financial officer and principal accounting officer or controller, and any persons performing similar functions.  A copy of the Code of Ethics is filed as Exhibit 14 to this report.

Audit Committee Financial Expert

The Board has determined that John W. Murrey, III is an audit committee financial expert as defined by Item 407 (e)(5) of Regulation S-K of the Securities Exchange Act of 1934, as amended, and is independent within the meaning of the applicable Securities and Exchange Commission rules and NASDAQ standards.  For a brief listing of Mr. Murrey's relevant experience, please refer to the "Election of Directors" section of the Company's Proxy Statement.

Audit Committee

We have a standing audit committee.  At December 26, 2009, members of our audit committee are John W. Murrey, III, Chairman, J. Don Brock, Walter W. Hubbard and Lowry F. Kline.

ITEM 11.

EXECUTIVE COMPENSATION

The section entitled "Compensation Discussion and Analysis", "Executive Compensation Information" and "Director Compensation" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held April 27, 2010 is incorporated herein by reference.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The section entitled "Principal Shareholders", as well as the beneficial ownership table (and accompanying notes) in the Proxy Statement of the registrant for the annual meeting of shareholders to be April 27, 2010 is incorporated herein by reference.

Equity Compensation Plan Information as of December 26, 2009

The following table sets forth information as to our equity compensation plans as of the end of the 2009 fiscal year:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of the outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans approved by security holders	978,090	(1)	$10.54	(2)	239,352

(1)

Does not include 281,656 shares of unvested Common Stock pursuant to restricted stock grants under our 2006 Stock Awards Plan, with a weighted-average grant date value of $11.23 per share.

(2)

Includes the aggregate weighted-average of (i) the exercise price per share for outstanding options to purchase 778,278 shares of Common Stock under our 2000 Stock Incentive Plan and 139,000 shares of Common Stock under our 2006 Stock Awards Plan and (ii) the price per share of the Common Stock on the grant date for each of 60,812 Performance Units issued under the Directors' Stock Plan (each unit equivalent to one share of Common Stock).

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The section entitled "Certain Transactions Between the Company and Directors and Officers" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held April 27, 2010 is incorporated herein by reference.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled "Audit Fees Discussion" in the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held April 27, 2010 is incorporated herein by reference.

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

Date: March 3, 2010	The Dixie Group, Inc. /s/ DANIEL K. FRIERSON By: Daniel K. Frierson Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DANIEL K. FRIERSON Daniel K. Frierson	Chairman of the Board, Director and Chief Executive Officer	March 3, 2010
/s/ JON A. FAULKNER Jon A. Faulkner	Vice President, Chief Financial Officer	March 3, 2010
/s/ D. EUGENE LASATER D. Eugene Lasater	Controller	March 3, 2010
/s/ J. DON BROCK J. Don Brock	Director	March 3, 2010
/s/ PAUL K. FRIERSON Paul K. Frierson	Director	March 3, 2010
/s/ WALTER W. HUBBARD Walter W. Hubbard	Director	March 3, 2010
/s/ LOWRY F. KLINE Lowry F. Kline	Director	March 3, 2010
/s/ JOHN W. MURREY, III John W. Murrey, III	Director	March 3, 2010

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(a)(1) AND ITEM 15(a)(2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULES

YEAR ENDED DECEMBER 26, 2009

THE DIXIE GROUP, INC.

CHATTANOOGA, TENNESSEE

FORM 10-K - ITEM 15(a)(1) and (2)

THE DIXIE GROUP, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of The Dixie Group, Inc. and subsidiaries are included in Item 8:

Table of Contents	Page

Report of Independent Registered Public Accounting Firm	30

Consolidated balance sheets - December 26, 2009 and December 27, 2008	31

Consolidated statements of operations - Years ended December 26, 2009, December 27, 2008, and December 29, 2007	32

Consolidated statements of cash flows - Years ended December 26, 2009, December 27, 2008, and December 29, 2007	33

Consolidated statements of stockholders' equity and comprehensive income (loss) - Years ended December 26, 2009, December 27, 2008, and December 29, 2007	34

Notes to consolidated financial statements	35 - 57

The following consolidated financial statement schedule of The Dixie Group, Inc. and subsidiaries is included in Item 15(a)(2):

Schedule II - Valuation and qualifying accounts	58

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Dixie Group, Inc.

We have audited the accompanying consolidated balance sheets of The Dixie Group, Inc. as of December 26, 2009 and December 27, 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 26, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Dixie Group, Inc. at December 26, 2009 and December 27, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 26, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Dixie Group, Inc.’s internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 3, 2010

THE DIXIE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 26, 2009	December 27, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$56	$113
Receivables (less allowance for doubtful
accounts of $737 for 2009 and $961 for 2008)	26,150	32,976
Inventories	55,156	75,167
Other current assets	4,683	5,893
TOTAL CURRENT ASSETS	86,045	114,149

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	6,088	6,088
Buildings and improvements	47,215	46,892
Machinery and equipment	124,157	131,297
	177,460	184,277
Less accumulated depreciation and amortization	(97,704)	(90,217)
NET PROPERTY, PLANT AND EQUIPMENT	79,756	94,060

OTHER ASSETS
Goodwill	---	33,406
Other long-term assets	13,255	11,048
TOTAL OTHER ASSETS	13,255	44,454

TOTAL ASSETS	$179,056	$252,663

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$10,854	$11,335
Accrued expenses	13,891	16,356
Current portion of long-term debt	8,434	8,832
TOTAL CURRENT LIABILITIES	33,179	36,523

LONG-TERM DEBT
Senior indebtedness	46,480	68,549
Capital lease obligations	707	1,806
Convertible subordinated debentures	12,162	14,662
TOTAL LONG-TERM DEBT	59,349	85,017

DEFERRED INCOME TAXES	5,830	10,713

OTHER LONG-TERM LIABILITIES	13,191	12,822

COMMITMENTS AND CONTINGENCIES (Note M )	---	---

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued - 15,830,854 shares for 2009 and 15,840,374 shares for 2008	47,493	47,521
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued - 858,447 shares for 2009 and 862,915 shares for 2008	2,575	2,589
Additional paid-in capital	136,710	136,015
Accumulated deficit	(60,938)	(18,840)
Accumulated other comprehensive income (loss)	4	(509)
	125,844	166,776
Less Common Stock in treasury at cost - 3,926,435 shares for 2009 and 4,086,546 shares for 2008	(58,337)	(59,188)
TOTAL STOCKHOLDERS' EQUITY	67,507	107,588

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$179,056	$252,663

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands, except per share data)

	Year Ended
	December 26, 2009	December 27, 2008	December 29, 2007
Net sales	$203,480	$282,710	$320,795
Cost of sales	151,308	204,558	223,561

Gross profit	52,172	78,152	97,234
Selling and administrative expenses	60,425	76,115	78,788
Other operating income	(642)	(428)	(469)
Other operating expense	756	945	673
Facility consolidation and severance expenses	4,091	2,317	---
Impairment of assets	1,459	4,478	---
Impairment of goodwill	31,406	23,121	---
Defined benefit pension plan merger expenses	---	---	1,518

Operating income (loss)	(45,323)	(28,396)	16,724

Interest expense	5,521	5,965	6,347
Other income	(357)	(379)	(163)
Other expense	176	53	69

Income (loss) from continuing operations before taxes	(50,663)	(34,035)	10,471
Income tax provision (benefit)	(8,845)	(2,907)	3,693

Income (loss) from continuing operations	(41,818)	(31,128)	6,778
Loss from discontinued operations, net of tax	(280)	(275)	(512)
Net income (loss)	$(42,098)	$(31,403)	$6,266

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(3.39)	$(2.50)	$0.52
Discontinued operations	(0.02)	(0.02)	(0.04)
Net income (loss)	$(3.41)	$(2.52)	$0.48

SHARES OUTSTANDING	12,331	12,449	13,042

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(3.39)	$(2.50)	$0.51
Discontinued operations	(0.02)	(0.02)	(0.04)
Net income (loss)	$(3.41)	$(2.52)	$0.47

SHARES OUTSTANDING	12,331	12,449	13,215

DIVIDENDS PER SHARE:
Common Stock	---	---	---
Class B Common Stock	---	---	---

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

		Year Ended
		December 26, 2009	December 27, 2008		December 29, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations		$(41,818)	$(31,128)		$6,778
Loss from discontinued operations		(280)	(275)		(512)
Net income (loss)		(42,098)	(31,403)		6,266
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization		13,504	13,752		12,941
Change in deferred income taxes		(1,964)	797		(990)
Excess tax benefit from stock-based awards		---	---		(115)
Net (gain) loss on property, plant and equipment disposals		72	(185)		14
Impairment of assets		1,459	4,478		---
Impairment of goodwill		31,406	23,121		---
Write-off of deferred financing costs		133	---		---
Gain on sale of available-for-sale securities		(292)	(222)		---
Stock-based compensation expense		1,193	1,322		1,179
Changes in operating assets and liabilities:
Receivables		6,826	(108)		(1,794)
Inventories		20,011	761		(6,328)
Other current assets		(1)	50		934
Other assets		(2,545)	3,264		(633)
Accounts payable and accrued expenses		(2,342)	(4,455)		6,429
Other liabilities		1,148	(2,773)		1,863
NET CASH PROVIDED BY OPERATING ACTIVITIES		26,510	8,399		19,766

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment		1,925	598		21
Purchase of property, plant and equipment		(2,436)	(9,469)		(16,659)
Net proceeds from sale of available-for-sale securities		292	222		---
NET CASH USED IN INVESTING ACTIVITIES		(219)	(8,649)		(16,638)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) borrowings on credit line		(17,511)	13,336		1,632
Payments on term loan		(1,506)	(1,675)		(1,710)
Borrowings from equipment financing		---	---		5,967
Payments on equipment financing		(3,167)	(2,969)		(2,258)
Payments on capitalized leases		(1,393)	(1,313)		(1,296)
Payments on subordinated indebtedness		(2,500)	(2,500)		(2,500)
Payments on mortgage note payable		(266)	(250)		(232)
Borrowings on notes payable		763	---		---
Payments on notes payable		(486)	---		---
Common stock issued under stock option plans		---	25		266
Excess tax benefit from stock-based awards		---	---		115
Change in outstanding checks in excess of cash		(230)	(729)		(1,655)
Common stock acquired for treasury		(37)	(3,531)		(1,568)
Payments for debt issuance costs		(15)	(458)		---
NET CASH USED IN FINANCING ACTIVITIES		(26,348)	(64)		(3,239)
DECREASE IN CASH AND CASH EQUIVALENTS		(57)	(314)		(111)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		113	427		538
CASH AND CASH EQUIVALENTS AT END OF YEAR		$56	$113		$427

Equipment purchased under capital leases	$	---	$575	$	---

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

(dollars in thousands)

	Common Stock and Class B Common Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Stockholders' Equity
Balance at December 30, 2006	$49,009	$134,469	$6,297	$(8)	$(54,089)	$135,678
Common Stock acquired for treasury - 157,407 shares	---	---	---	---	(1,568)	(1,568)
Common Stock and Class B issued under stock option plan - 75,300 shares	226	40	---	---	---	266
Restricted stock grants issued - 109,620 shares	329	(329)	---	---	---	---
Restricted stock grants forfeited - 11,787 shares	(35)	35	---	---	---	---
Tax benefit from exercise of stock options	---	115	---	---	---	115
Stock-based compensation expense	---	1,119	---	---	---	1,119
Comprehensive Income (Loss):
Net income	---	---	6,266	---	---	6,266
Unrealized loss on interest rate swap agreements, net of tax of $381	---	---	---	(620)	---	(620)
Reclassification into earnings on interest rate swap agreements, net of tax of $78	---	---	---	(128)	---	(128)
Pension and postretirement benefit plans:
Unrecognized net actuarial loss, net of tax of $76	---	---	---	(127)	---	(127)
Recognition of net actuarial loss, net of tax of $685	---	---	---	1,121	---	1,121
Amortization of prior service credits, net of tax of $6	---	---	---	(8)	---	(8)
Total Comprehensive Income	---	---	6,266	238	---	6,504
Balance at December 29, 2007	$49,529	$135,449	$12,563	$230	$(55,657)	$142,114
Common Stock acquired for treasury - 530,294 shares	---	---	---	---	(3,531)	(3,531)
Common Stock and Class B issued under stock option plan - 6,250 shares	19	6	---	---	---	25
Restricted stock grants issued - 187,417 shares	562	(562)	---	---	---	---
Tax expense from exercise of stock options	---	(140)	---	---	---	(140)
Stock-based compensation expense	---	1,262	---	---	---	1,262
Comprehensive Income (Loss):
Net loss	---	---	(31,403)	---	---	(31,403)
Unrealized loss on interest rate swap agreements, net of tax of $748	---	---	---	(1,220)	---	(1,220)
Reclassification into earnings on interest rate swap agreements, net of tax of $255	---	---	---	416	---	416
Unrealized gain on available-for-sale securities, net of tax of $173	---	---	---	282	---	282
Realized gain on sale of available-for- sale securities, net of tax of $85	---	---	---	(137)	---	(137)
Pension and postretirement benefit plans:
Unrecognized net actuarial loss, net of tax of $8	---	---	---	12	---	12
Recognition of net actuarial loss, net of tax of $23	---	---	---	(38)	---	(38)
Amortization of prior service credits, net of tax of $34	---	---	---	(54)	---	(54)
Total Comprehensive Loss	---	---	(31,403)	(739)	---	(32,142)
Balance at December 27, 2008	$50,110	$136,015	$(18,840)	$(509)	$(59,188)	$107,588
Common Stock acquired for treasury - 21,122 shares	---	---	---	---	(37)	(37)
Re-issuance of Common Stock in Treasury - 181,233 shares	---	(337)	---	---	888	551
Restricted stock grants forfeited - 13,988 shares	(42)	42	---	---	---	---
Tax expense from exercise of stock options	---	(177)	---	---	---	(177)
Stock-based compensation expense	---	1,167	---	---	---	1,167
Comprehensive Income (Loss):
Net loss	---	---	(42,098)	---	---	(42,098)
Unrealized loss on interest rate swap agreements, net of tax of $131	---	---	---	(214)	---	(214)
Reclassification into earnings on interest rate swap agreements, net of tax of $603	---	---	---	983	---	983
Unrealized gain on available-for-sale securities, net of tax of $22	---	---	---	36	---	36
Realized gain on sale of available-for- sale securities, net of tax of $111	---	---	---	(181)	---	(181)
Postretirement benefit plans:
Unrecognized net actuarial gain, net of tax of $0	---	---	---	1	---	1
Recognition of net actuarial gain, net of tax of $35	---	---	---	(57)	---	(57)
Amortization of prior service credits, net of tax of $33	---	---	---	(55)	---	(55)
Total Comprehensive Income (Loss)	---	---	(42,098)	513	---	(41,585)
Balance at December 26, 2009	$50,068	$136,710	$(60,938)	$4	$(58,337)	$67,507

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

Subsequent Events:  The Company evaluated subsequent events through the date the financial statements were issued.

Use of Estimates in the Preparation of Financial Statements:  The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Fiscal Year:  The Company ends its fiscal year on the last Saturday of December.  All references herein to "2009," "2008," and "2007," mean the fiscal years ended December 26, 2009, December 27, 2008, and December 29, 2007, respectively.  All years presented contained 52 weeks.

Reclassifications:  Certain amounts have been reclassified to conform to the 2009 presentation.

Discontinued Operations:  The financial statements separately report discontinued operations and the results of continuing operations (See Note P).  Disclosures included herein pertain to the Company's continuing operations unless noted otherwise.

Cash and Cash Equivalents:  Highly liquid investments with original maturities of three months or less when purchased are reported as cash equivalents.

Credit and Market Risk:  The Company sells carpet and supplies carpet yarn and carpet dyeing and finishing services to floorcovering retailers, the interior design, architectural and specifier communities, and certain manufacturers located principally throughout the United States.  No customer accounted for more than 10% of net sales in 2009, 2008 or 2007, nor did the Company make a significant amount of sales to foreign countries during such periods.

The Company grants credit to its customers based on defined payment terms, performs ongoing evaluations of the credit worthiness of its customers and generally does not require collateral.  Accounts receivable are carried at their outstanding principal amounts, less an anticipated amount for discounts and an allowance for doubtful accounts, which management believes is sufficient to cover potential credit losses based on historical experience and periodic evaluation of the financial condition of the Company's customers.  Notes receivable are carried at their outstanding principal amounts, less an allowance for doubtful accounts to cover potential credit losses based on the financial condition of borrowers and collateral held by the Company.

Inventories:  Inventories are stated at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method, which generally matches current costs of inventory sold with current revenues, for substantially all inventories.  Reduction of inventory quantities in 2009 and 2008 resulted in liquidations of LIFO inventories carried at prevailing costs established in prior years and decreased cost of sales by $1,158 in 2009 and $170 in 2008.

Inventories are summarized as follows:

	2009	2008
Raw materials	$17,048	$27,133
Work-in-process	9,357	15,284
Finished goods	35,288	43,980
Supplies, repair parts and other	361	416
LIFO reserve	(6,898)	(11,646)
Total inventories	$55,156	$75,167

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Continued)

Property, Plant and Equipment:  Property, plant and equipment is stated at the lower of cost or impaired value.  Provisions for depreciation and amortization of property, plant and equipment have been computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets, ranging from 10 to 40 years for buildings and improvements, and 3 to 10 years for machinery and equipment.  Depreciation and amortization of property, plant and equipment, including amounts for capital leases, totaled $13,284 in 2009, $13,460 in 2008 and $12,639 in 2007 for financial reporting purposes.  Costs to repair and maintain the Company's equipment and facilities are expensed as incurred.  Such costs typically include expenditures to maintain equipment and facilities in good repair and proper working condition.

Impairment of Long-Lived Assets:  Long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be fully recoverable.  When the carrying value of the asset exceeds the value of its estimated undiscounted future cash flows, an impairment charge is recognized equal to the difference between the asset's carrying value and its fair value.  Fair value is estimated using discounted cash flows, prices for similar assets or other valuation techniques.

Goodwill:  Goodwill in 2008 represented the excess of purchase price over the fair market value of identified net assets acquired in business combinations.  Goodwill is tested for impairment annually or when an indication of impairment exists.  The Company measures goodwill impairment by comparing the carrying value of the applicable reporting unit, including goodwill, with the present value of the reporting unit's estimated future cash flows (fair value). (See Note C).

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

Self-Insured Accruals:  The Company records liabilities to reflect the cost of claims related to its self-insured medical and dental benefits and workers' compensation.  The amounts of such liabilities are based on an analysis of the estimated cost of known claims.

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

The Company recognizes all derivatives on its balance sheet at fair value.  Derivatives that are designated as cash flow hedges are linked to specific liabilities on the Company's balance sheet.  The Company assesses, both at inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction are highly effective in offsetting changes in cash flows of the hedged items.  When it is determined that a derivative is not highly effective or the derivative expires, is sold, terminated, or exercised, the Company discontinues hedge accounting for that specific hedge instrument.  Changes in the fair value of effective cash flow hedges are deferred in accumulated other comprehensive income (loss) ("AOCIL").  Changes in the fair value of derivatives that are not effective cash flow hedges are recognized in income.

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

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Continued)

Advertising Costs and Vendor Consideration:  The Company engages in promotional and advertising programs that include rebates, discounts, points and cooperative advertising programs.  Expenses relating to these programs are charged to earnings during the period in which they are earned.  These arrangements do not require significant estimates of costs.  Substantially all such expenses are recorded as a deduction from sales.  The cost of cooperative advertising programs is recorded as selling and administrative expenses when the Company can identify a tangible benefit associated with the program, and can reasonably estimate that the fair value of the benefit is equal to or greater than its cost.  The amount of advertising and promotion expenses included in selling and administrative expenses was not significant for the years 2009, 2008 or 2007.

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

Stock-Based Compensation:  The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity or liability instrument issued.  Restricted stock grants with pro-rata vesting are expensed using the straight-line method.  (See restrictions effective in 2009 as specified in Note K).

Recent Accounting Pronouncements:  In December 2007, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on business combinations, which changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree.  The guidance also establishes disclosure requirements to assist users in evaluating the nature and financial effects of business combinations.  This guidance is effective for fiscal years beginning after December 15, 2008.  The adoption of this guidance did not have a material effect on the Company's financial position or results of operations.

In December 2007, the FASB issued authoritative guidance on noncontrolling interests in consolidated financial statements.  This guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties (other than the parent of such subsidiaries), the amount of consolidated net income attributable to the parent and to the holder of a noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is no longer consolidated.  This guidance also establishes reporting requirements to clearly identify, distinguish and disclose the interests of the parent and the interests of the noncontrolling owners.  This guidance is effective for fiscal years beginning after December 15, 2008.  The adoption of this guidance did not have a material effect on the Company's financial position or results of operations.

In March 2008, the FASB issued new authoritative guidance establishing additional disclosure requirements for derivative instruments and hedging activities.  This guidance is effective for fiscal years and interim periods beginning after November 15, 2008.  The adoption of this guidance did not have a material effect on the Company's financial position or results of operations.

In June 2008, the FASB issued authoritative guidance clarifying that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities.  In addition, guidance was given on how to allocate earnings to participating securities and compute earnings per share using the two-class method.  This guidance is effective for fiscal years and interim periods beginning after December 15, 2008.  The adoption of this guidance did not have a material effect on the Company's financial position or results of operations.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Continued)

In April 2009, the FASB issued authoritative guidance on financial instruments, which requires quarterly disclosure of information about the fair value of financial instruments.  This guidance is effective for interim periods ending after June 15, 2009.  The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

In May 2009, the FASB issued authoritative guidance for subsequent events, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance is effective for interim or annual periods ending after June 15, 2009.  The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

In June 2009, the FASB issued authoritative guidance on accounting for transfers of financial assets.  This guidance was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets.  This guidance is effective for fiscal years and interim periods beginning after November 15, 2009.  The Company does not expect the adoption of this statement to have a material effect on its financial position or results of operations.

In June 2009, the FASB issued amended authoritative guidance to address the elimination of the concept of a qualifying special purpose entity.  This guidance also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity.  Additionally, the guidance provides more timely and useful information about an enterprise's involvement with a variable interest entity.  This guidance is effective for fiscal years and interim periods beginning after November 15, 2009.  The Company does not expect the adoption of this statement to have a material effect on its financial position or results of operations.

In June 2009, the FASB issued the FASB Accounting Standards Codification (the "Codification") which became the single authoritative source for generally accepted accounting principles ("GAAP").  Accordingly, previous references to GAAP accounting standards are no longer used in the Company's disclosures.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

NOTE B - RECEIVABLES

Receivables are summarized as follows:

	2009	2008
Customers, trade	$18,522	$23,805
Income taxes	6,953	5,280
Other	1,412	4,852
Gross receivables	26,887	33,937
Less allowance for doubtful accounts	(737)	(961)
Net receivables	$26,150	$32,976

The Company also had notes receivable in the amount of $419 and $425 at 2009 and 2008, respectively.  The current portions of notes receivable are included in other receivables above and the non-current portions are included in other long-term assets in the Company's Consolidated Financial Statements.

NOTE C - GOODWILL

The Company's goodwill is tested for impairment annually in the fourth quarter of each year or more frequently if events or circumstances indicate that the carrying value of goodwill associated with a reporting unit may not be fully recoverable. The first step in the goodwill assessment process is to identify potential goodwill impairments and involves a comparison of the carrying value of a reporting unit, including goodwill, to the fair value of the reporting unit.  For this purpose, the Company estimates fair value of the reporting unit based on expected current and future cash flows discounted at the Company's weighted-average cost of capital ("WACC").  Such an estimate necessarily involves judgments and assumptions concerning, among other matters, future sales and profitability, as well as interest rates and other financial factors used to calculate the WACC.  If an impairment is indicated in the first step of the assessment, a

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Continued)

second step in the assessment is performed by comparing the "implied fair value" of the Company's reporting units' goodwill with the carrying value of the reporting units' goodwill.  For this purpose, the "implied fair value" of goodwill for each reporting unit that had goodwill associated with its operations was determined in the same manner as the amount of goodwill is determined in a business combination.

The Company tested goodwill for impairment in the third quarter of 2008 due to economic conditions and uncertainty that were impacting the Company and the markets it serves and its future expectations for the performance of its business.  No goodwill impairment was indicated as a result of this evaluation.  The Company's annual goodwill impairment test is performed in October of each year.  When the annual goodwill impairment test was performed, the Company reduced its projections for the future sales and profitability of its reporting units because economic conditions in the carpet industry had continued to deteriorate.  In addition, higher interest rates for 20 year treasury constant maturities and Moody's Baa bonds increased the Company's WACC.  As a result of this decline in the cash flow projections for its reporting units and the higher WACC, the Company's assessment indicated that goodwill may not be fully recoverable and the Company performed the second step in the goodwill evaluation process.  The measurement resulted in the impairment of all of the goodwill, or $1,341 associated with the acquisition of Patrick Carpet Mills, Inc. in 1994 and $21,780, or approximately 40% of the goodwill associated with the acquisition of Fabrica International, Inc. in 2000.  The total non-cash goodwill impairment loss recognized in 2008 was $23,121.

Because economic conditions in the carpet industry deteriorated further in the first quarter of 2009 compared with the fourth quarter of 2008, the Company again reduced its expectations for the future sales and profitability of Fabrica.  As a result, the Company tested the remaining Fabrica goodwill for impairment.  As a result of the decline in the cash flow expectations for Fabrica, the assessment indicated that goodwill was potentially impaired.

The Company performed the second step in the goodwill evaluation process by comparing the "implied fair value" of Fabrica's goodwill with the carrying value of its goodwill.  The measurement resulted in the impairment of the remaining goodwill associated with the acquisition of Fabrica; accordingly, the Company recorded a non-cash goodwill impairment loss of $31,406 in the first quarter of 2009.

The changes in the carrying amount of goodwill are summarized as follows:

		2009	2008
Balance at beginning of year		$33,406	$56,743
Reductions related to deferred tax assets		(2,000)	(216)
Impairment loss		(31,406)	(23,121)
Balance at end of year	$	---	$33,406

NOTE D - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	2009	2008
Compensation and benefits (1)	$3,949	$5,696
Provision for customer claims, rebates and allowances	3,895	5,057
Outstanding checks in excess of cash	1,579	1,809
Other	4,468	3,794
	$13,891	$16,356

(1) Includes a liability related to the Company's self-insured Workers' Compensation program.  This program is collateralized by letters of credit in the aggregate amount of $2,415.

NOTE E - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products.  At the time sales are recorded, the Company records reserves for the estimated costs of defective products and failure of its products to meet applicable performance standards. The level of reserves the Company establishes is based primarily upon historical experience and evaluation of pending claims.  Product warranty reserves are included in accrued expenses in the Company's Consolidated Financial Statements.  The following is a summary of the Company's warranty activity.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Continued)

	2009	2008
Warranty reserve beginning of year	$1,363	$1,515
Warranty liabilities accrued	2,713	3,522
Warranty liabilities settled	(2,518)	(3,329)
Changes for pre-existing warranty liabilities	(803)	(345)
Warranty reserve end of year	$755	$1,363

NOTE F - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

	2009	2008
Senior indebtedness:
Credit line borrowings	$25,278	$42,789
Term loans	12,830	14,336
Equipment financing	6,908	10,075
Capital lease obligations	1,806	3,199
Mortgage note payable	6,022	6,288
Note payable	277	---
Total senior indebtedness	53,121	76,687
Convertible subordinated debentures	14,662	17,162
Total long-term debt	67,783	93,849
Less: current portion of long-term debt	(7,335)	(7,439)
Less: current portion of capital lease obligations	(1,099)	(1,393)
Total long-term debt, less current portion	$59,349	$85,017

In October 2008, the Company amended and restated its senior loan and security agreement to extend the agreement's maturity date from May 11, 2010 to May 11, 2013, decrease the monthly term loan principal installments and increase interest rates applicable to borrowings under the agreement to more current market interest rates.  Effective January 1, 2009, the amended and restated senior loan and security agreement was further amended to modify certain interest rate definitions to change the relative relationship between base rates and LIBOR rates as used in the agreement and to reduce the applicable credit spreads for base rate loans by 0.50%.  Effective July 31, 2009, the Company reduced its revolving credit facility from $70,000 to $55,000 to better align the size of the revolving credit facility with the Company's anticipated levels of accounts receivable and inventory.  The Company's amended and restated senior loan and security agreement provides $67,830 of credit, consisting of $55,000 of revolving credit and a $12,830 term loan.  The term loan is payable in monthly principal installments of $126 and is due May 11, 2013.

Interest rates available under the amended and restated senior loan and security agreement may be selected from a number of options that effectively allow the Company to borrow at rates ranging from the lender's prime rate plus 1.00% to the lender's prime rate plus 2.25% for base rate loans, or at rates ranging from LIBOR plus 2.00% to LIBOR plus 3.25% for LIBOR loans.  The weighted-average interest rate on borrowings outstanding under this agreement was 6.92% at December 26, 2009 and 5.68% at December 27, 2008.  Commitment fees ranging from 0.25% to 0.375% per annum are payable on the average daily unused balance of the revolving credit facility.  The interest rate on a portion of borrowings under the amended and restated senior loan and security agreement are fixed by an interest rate swap arrangement that effectively fixes the interest rate on $30,000 of such borrowings at 4.79% plus the applicable credit spreads.  The levels of the Company's accounts receivable and inventory limit borrowing availability under the revolving credit facility.  The facility is secured by a first priority lien on substantially all of the Company's assets.

The Company's amended and restated senior loan and security agreement does not contain ongoing financial covenants and permits payment of dividends and repurchases of the Company's Common Stock in an aggregate annual amount of up to $3,000 and distributions in excess of $3,000 under conditions specified in the agreement.  The agreement also contains covenants that could limit future acquisitions.  Unused borrowing capacity under the amended and restated senior loan and security agreement on December 26, 2009 was $10,444.

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

The Company's capitalized lease obligations have terms ranging from four to seven years, are secured by the specific equipment leased, bear interest ranging from 6.65% to 7.27% and are due in monthly installments of principal and interest of $131 through June 2010 and monthly installments of principal and interest ranging from $32 to $8 from July 2010 through November 2015.

The Company's $6,022 mortgage is secured by real property, is payable in monthly principal installments ranging from $20 to $28 during the remaining term and matures on March 2013.  The mortgage bears interest at LIBOR plus 2.0% and the interest rate is fixed at 6.54% through March 13, 2013 by an interest rate swap.

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

Interest payments for continuing operations were $5,379 in 2009, $6,093 in 2008, and $6,469 in 2007.  Interest capitalized by the Company was $0 in 2009, $367 in 2008, and $457 in 2007.

Maturities of long-term debt for periods following December 26, 2009 are as follows:

	Long-Term Debt	Capital Leases	Total
		(See Note M)
2010	$7,335	$1,099	$8,434
2011	6,387	259	6,646
2012	12,909	160	13,069
2013	39,161	84	39,245
2014	185	90	275
Thereafter	---	114	114
Total	$65,977	$1,806	$67,783

NOTE G - FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

Fair value is defined as the exchange value of an asset or a liability in an orderly transaction between market participants.  The fair value guidance outlines a valuation framework and establishes a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and disclosures.  The hierarchy consists of three levels as follows:

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

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Continued)

The Company's interest rate swaps are measured under the fair value standard.  The following table summarizes the hierarchy level the Company used to determine fair value of its financial assets and liabilities as of December 26, 2009:

		Fair Value Hierarchy Level
	Balance at December 26, 2009	Level 1		Level 2	Level 3
Liabilities:
Interest rate swaps	$1,031	$	---	$1,031	$	---

The fair value of the interest rate swaps was obtained from external sources and was determined through the use of models that consider various assumptions and relevant economic factors.

Available-for-sale securities, if any, are reflected on the Company's consolidated condensed balance sheets in other current assets and related gains and losses are deferred in accumulated other comprehensive income (loss) ("AOCIL").  During 2009, the Company sold its remaining available-for-sale securities and realized gains from the sale of such securities of $292, or $181 net of tax.

The Company's financial instruments are not held or issued for trading purposes.  The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$56	$56	$113	$113
Notes receivable, including current portion	419	419	425	425
Available-for-sale securities	---	---	235	235

Financial Liabilities:
Long-term debt and capital leases, including current portion	67,783	70,882	93,849	92,486
Interest rate swaps	1,031	1,031	2,248	2,248

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

Derivatives designated as cash flow hedges are linked to specific liabilities on the Company's balance sheet.  The Company assesses, both at inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction are highly effective in offsetting changes in cash flows of the hedged items.  When it is determined that a derivative is not highly effective or the derivative expires, is sold, terminated, or exercised, the Company discontinues hedge accounting for that specific hedge instrument.  The Company recognizes all derivatives on its consolidated balance sheet at fair value.  Changes in the fair value of effective cash flow hedges are deferred in AOCIL.  Changes in the fair value of derivatives that are not effective hedges are recognized in income.

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

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Continued)

The Company is also a party to an interest rate swap agreement through March 2013, which is linked to a mortgage and considered a highly effective hedge.  Under the interest rate swap agreement, the Company pays a fixed rate of interest times a notional amount equal to the outstanding balance of the mortgage, and receives in return an amount equal to a specified variable rate of interest times the same notional amount.  At December 26, 2009, the notional amount of the interest rate swap agreement was $6,022.  Under the terms of the interest rate swap agreement, the Company pays a fixed rate of interest through March 2013, which effectively fixes the interest rate on the mortgage at 6.54%.

The following table summarizes the fair values of derivative instruments included in the Company's consolidated balance sheets:

	Liability Derivatives
	2009		2008
Cash flow hedges - interest rate swaps:
Accrued expenses	$590	$	---
Other long-term liabilities	441		2,248
Total	$1,031		$2,248

The following table summarizes the pre-tax impact of derivative instruments on the Company's financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on Derivative (effective portion)
	2009	2008	2007
Cash flow hedges - interest rate swaps	$(345)	$(1,968)	$(1,001)

The following table summarizes the pre-tax impact of derivative instruments on the Company's financial statements:

	Amount of Gain or (Loss) Reclassified from AOCIL into Income (effective portion) (1) (2)
	2009	2008	2007
Cash flow hedges - interest rate swaps	$(1,586)	$(671)	$206

(1)  The amount of loss reclassified from AOCIL is included in interest expense on the Company's consolidated condensed statements of operations.

(2)  The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months is $769.

NOTE H - EMPLOYEE BENEFIT PLANS

The Company sponsors two 401(k) defined contribution plans covering substantially all associates.  The Company generally matches participants' contributions, on a sliding scale, up to a maximum of 5% of the participant's earnings.  The Company will not match participants' contributions for one of the two 401(k) plans for the 2009 plan year; accordingly, matching contributions for the 401(k) plans were $95 in 2009, $1,076 in 2008 and $1,025 in 2007.  The 401(k) contribution plans provide that the Company may make additional contributions to the plan if the Company attains certain performance targets.

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation.  The obligations owed to participants under this plan were $10,595 at December 26, 2009 and $9,197 at December 27, 2008 and are included in other long-term liabilities in the Company's consolidated balance sheets.  The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors.  The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan.  Amounts invested in company-owned life insurance in the Rabbi Trust were $10,690 at December 26, 2009 and $8,931 at December 27, 2008 and are included in other long-term assets in the Company's consolidated balance sheets.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Continued)

On December 29, 2007, the Company merged its only remaining defined benefit pension plan into a multi-employer pension plan.  As a result of the merger, the Company ceased to be a plan sponsor and became a contributing employer in the multi-employer pension plan.  Expenses related to the merger in 2007 were $1,518, or $1,023 net of tax, and the Company contributed $205 in January 2008 to complete its funding obligation for the defined benefit pension plan.  Substantially all of the expenses were non-cash and principally consisted of previously unrecognized actuarial losses.  The Company's expense related to the multi-employer pension plan during 2009 was $222 and $186 during 2008.  Based upon current employment and benefit levels, the Company's contributions to the multi-employer pension plan are expected to be approximately $232 for 2010.

The Company sponsors a legacy postretirement benefit plan that provides life insurance to a limited number of associates as a result of a prior acquisition.  The Company also sponsors a postretirement benefit plan that provides medical and life insurance for a limited number of associates who retired prior to January 1, 2003.

Information about the benefit obligation and funded status of the Company's postretirement benefit plans is summarized as follows:

	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$853	$842
Service cost	4	4
Interest cost	46	46
Participant contributions	26	25
Actuarial gain	(61)	(52)
Benefits paid	(30)	(26)
Medicare Part D subsidy	7	14
Benefit obligation at end of year	845	853

Change in plan assets:
Fair value of plan assets at beginning of year	---	---
Employer contributions	(2)	(13)
Participant contributions	26	25
Benefits paid	(31)	(26)
Medicare Part D subsidy	7	14
Fair value of plan assets at end of year	---	---
Funded status	$(845)	$(853)

The balance sheet classification of the Company's liability for postretirement benefit plans is summarized as follows:

	2009	2008
Accrued expenses	$25	$33
Other long-term liabilities	820	820
Total liability	$845	$853

Benefits expected to be paid on behalf of associates for postretirement benefit plans during the period 2010 through 2019 are summarized as follows:

Years	Postretirement Plans
2010	$25
2011	24
2012	24
2013	24
2014	24
2015 - 2019	119

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Continued)

Assumptions used to determine benefit obligations of the Company's postretirement benefit plans are summarized as follows:

	2009	2008
Weighted-average assumptions as of year-end:
Discount rate (benefit obligations)	4.90%	5.68%

Assumptions used and related effects of health care cost are summarized as follows:

	2009	2008
Health care cost trend assumed for next year	10.00%	10.00%
Rate to which the cost trend is assumed to decline	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2016

The effect of a 1% change in the health care cost trend on the Company's postretirement benefit plans is summarized as follows:

	2009		2008
	1% Increase	1% Decrease	1% Increase	1% Decrease
Accumulated postretirement benefit obligation	$9	$(8)	$3	$(4)

Components of net periodic benefit costs for all retirement plans are summarized as follows:

		2009		2008	2007
Defined benefit plans:
Service cost	$	---	$	---	$169
Interest cost		---		---	164
Expected return on plan assets		---		---	(200)
Amortization of prior service costs		---		---	6
Recognized net actuarial loss		---		---	78
Settlement loss		---		---	221
Total - Defined pension plans		---		---	438
Defined contribution plan		95		1,076	1,025
Net periodic benefit cost		$95		$1,076	$1,463

Costs charged for all postretirement plans are summarized as follows:

	2009	2008	2007
Defined benefit plans:
Service cost	$4	$4	$5
Interest cost	46	47	46
Amortization of prior service credits	(88)	(88)	(88)
Recognized net actuarial gain	(92)	(61)	(53)
Settlement gain	(60)	(32)	(68)
Net periodic benefit credit	$(190)	$(130)	$(158)

Pre-tax amounts included in AOCIL for the Company's postretirement benefit plans at December 26, 2009 are summarized as follows:

	Postretirement Benefit Plans
	Balance at 2009	2010 Expected Amortization
Prior service credits	$(541)	$(88)
Unrecognized actuarial gains	(419)	(51)
Totals	$(960)	$(139)

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Continued)

NOTE I - INCOME TAXES

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions.  Unrecognized tax benefits were $52 at December 26, 2009 and $332 at December 27, 2008.  Due to the Company's valuation allowances, such benefits, if recognized, would not affect the Company's effective tax rate.  No interest or penalties have been accrued as of December 26, 2009 or December 27, 2008.  The Company does not expect its unrecognized tax benefits to change significantly during the next twelve months.  The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense.

The following is a summary of the change in the Company's unrecognized tax benefits:

	2009	2008	2007
Balance at beginning of year	$332	$419	$432
Additions based on tax positions taken during a prior period	---	37	59
Reductions related to settlement of tax matters	(216)	(15)	(51)
Reductions related to a lapse of applicable statute of limitations	(64)	(109)	(21)
Balance at end of year	$52	$332	$419

The Company and its subsidiaries are subject to United States federal income taxes, as well as income taxes in a number of state jurisdictions.  The tax years subsequent to 2003 remain open to examination for U.S. federal income taxes and most state jurisdictions.  The majority of state jurisdictions remain open for years subsequent to 2005.  A few state jurisdictions remain open to examination for tax years subsequent to 2004.

The provision (benefit) for income taxes on income (loss) from continuing operations consists of the following:

	2009	2008	2007
Current
Federal	$(11,472)	$(4,740)	$4,079
State	139	(194)	308
Total current	(11,333)	(4,934)	4,387

Deferred
Federal	2,468	1,223	(645)
State	20	804	(49)
Total deferred	2,488	2,027	(694)

Income tax provision (benefit)	$(8,845)	$(2,907)	$3,693

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax basis of those assets and liabilities.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Continued)

Significant components of the Company's deferred tax liabilities and assets are as follows:

	2009	2008
Deferred tax liabilities:
Property, plant and equipment	$13,937	$14,363
Intangible assets	---	161
Other	313	3,340
Total deferred tax liabilities	14,250	17,864

Deferred tax assets:
Inventories	1,339	1,446
Retirement benefits	3,757	4,050
Other employee benefits	614	858
Exit cost reserve	603	---
State net operating losses	3,153	1,956
Federal/State tax credit carryforwards	2,179	2,194
Allowances for bad debts, claims and discounts	1,814	2,276
Other	2,686	1,512
Total deferred tax assets	16,145	14,292
Valuation allowance	(5,143)	(3,640)
Net deferred tax asset	11,002	10,652
Net deferred tax liabilities	$3,248	$7,212

At December 26, 2009, $3,153 of deferred tax assets related to approximately $71,734 of state tax net operating loss carryforwards and $2,179 state tax credit carryforwards were available to the Company that will expire in five to twenty years.  A valuation allowance of $5,143 is recorded to reflect the estimated amount of deferred tax assets that may not be realized during the carryforward periods.

Differences between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations are summarized as follows:

	2009	2008	2007
Federal statutory rate	35%	34%	34%
Statutory rate applied to income (loss) from continuing operations	$(17,732)	$(11,572)	$3,560
Plus state income taxes net of federal tax effect	103	581	269
Total statutory provision (benefit)	(17,629)	(10,991)	3,829

Increase (decrease) attributable to:
Impairment of goodwill	8,000	7,861	---
Tax contingency reserve	---	(71)	33
Refunds from utilization of tax credits	(89)	(93)	(114)
APIC charge	204	---	---
Change in valuation allowance	391	440	116
Other items	278	(53)	(171)
Total tax provision (benefit)	$(8,845)	$(2,907)	$3,693

During first quarter of 2009, the Company recognized a $31,406 impairment of goodwill.  The Company's 2009 income tax benefit includes a $2,992 benefit from the tax deductible component of the goodwill impairment.  The Company's effective tax benefit rate was 17.5% for 2009, principally as a result of the goodwill impairment.

During the fourth quarter of 2008, the Company recognized a non-deductible loss of $23,121 from the impairment of goodwill.  The Company's effective tax benefit rate was 8.5% for 2008, principally as a result of the goodwill impairment.

Income tax refunds received, net of income tax payments for continuing and discontinued operations were $4,895 in 2009.  Income tax payments, net of income tax refunds received were $1,368 in 2008 and $3,080 in 2007.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Continued)

NOTE J - COMMON STOCK AND EARNINGS PER SHARE

Common & Preferred Stock

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

Earnings Per Share

In the first quarter of 2009, the Company adopted newly issued guidance, which requires the Company to include all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents (participating securities), whether paid or unpaid, in the number of shares outstanding in basic and diluted EPS calculations when the inclusion of these shares would be dilutive.  As a result, the Company has included all of its unvested restricted stock awards in the calculation of basic and dilutive EPS for 2007.  For 2009 and 2008, these participating securities were not included in the determination of EPS because to do so would be anti-dilutive.

This accounting guidance also requires additional disclosure of EPS for common stock and unvested share-based payment awards, separately disclosing distributed and undistributed earnings.  Distributed earnings represent common stock dividends and dividends earned on unvested share-based payment awards.  Undistributed earnings represent earnings that were available for distribution but were not distributed.  Common stock and unvested share-based payment awards earn dividends equally.  All earnings were undistributed in all periods presented.

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	2009	2008	2007
Income (loss) from continuing operations (1)	$(41,818)	$(31,128)	$6,778

Weighted-average shares outstanding (2)	12,331	12,449	12,788
Participating securities - unvested restricted stock (3)	---	---	254

Shares for basic earnings (loss) per share (2)	12,331	12,449	13,042

Effect of dilutive securities:
Stock options (3)	---	---	148
Directors' stock performance units (3)	---	---	25

Shares for diluted earnings per share (2)(3)	12,331	12,449	13,215

Earnings (loss) per share:
Basic	$(3.39)	$(2.50)	$0.52
Diluted	(3.39)	(2.50)	0.51

(1)	No adjustments needed in the numerator for diluted calculations.

(2)	Includes Common and Class B Common shares in thousands, less shares held in treasury, in thousands.

(3)

Because their effects are anti-dilutive, shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock at the end of the relevant period, unvested restricted stock deemed to be participating securities, directors' stock performance units, and shares issuable on conversion of subordinated debentures into shares of Common Stock have been excluded.  Aggregate shares excluded were 1,658 shares in 2009, 1,531 shares in 2008, and 1,236 shares in 2007.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Continued)

NOTE K - STOCK COMPENSATION EXPENSE AND STOCK PLANS

Stock Compensation Expense

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity or liability instrument issued.

The Company's stock compensation expense was $1,193 for 2009, $1,322 for 2008 and $1,179 for 2007.

Excess tax benefits of $115 were included in cash provided by financing activities for the year ended 2007.

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

Restricted Stock Awards

Each executive officer has the opportunity to earn a Primary Long-Term Incentive Award of restricted stock and receive an award of restricted stock denominated as “Career Shares.”  The number of shares issued, if any, is based on the market price of the Company’s Common Stock at the time of grant of the award, subject, to a $5.00 per share minimum value.  Primary Long-Term Incentive Awards vest over 3 years, and Career Shares vest when the participant becomes qualified to retire from the Company at 60 years of age and has retained the Career Shares for 24 months following the grant date.  There were no new restricted stock awards granted during 2009.

During 2009, the Company amended and restated a 125,000 share Restricted Stock Award ("award) originally granted to its Chief Executive Officer on June 6, 2006 with a seven year term.  The award is intended to retain and motivate the Company's Chief Executive Officer and to bring his total compensation package closer to median levels for Chief Executive Officers of comparable companies.  The fair value on the date of the original award was $1,556, or $12.45 per share, equivalent to 92% of the market value of a share of the Company's Common Stock.  Such value was determined using a binomial model and will be expensed over the term of the award.  Vesting of the shares is contingent on a 35% increase in the market value of the Company's Common Stock (the "Market Condition") prior to five years from the date of the original grant.  Additionally, vesting of shares requires the Chief Executive Officer to meet a continued service condition during the term of the award with a two year minimum vesting period.  Shares subject to the award vest pro rata annually after the Market Condition and minimum vesting period are met on the anniversary date of the award.  The award was amended to extend the term by one year to June 6, 2014, and to extend the time during which the award's market condition may be met by three years to June 6, 2014.  The modification resulted in incremental stock compensation expense of $41 which will be amortized over the award's remaining vesting period.

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

During 2007, the Company granted 109,620 shares of restricted stock to officers and other key employees.  The grant-date fair value of the awards was $1,435, or $13.09 per share.  The shares vest over terms ranging from 2 to 20 years from the date the awards were granted.  Each award is subject to a continued service condition.  The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

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

Restricted stock activity for the three years ended December 26, 2009 is summarized as follows:

	Number of Shares	Weighted- Average Fair Value of Awards Granted During the Year
Outstanding at December 30, 2006	187,660	$	---
Granted	109,620		13.09
Vested	(29,369)		---
Forfeited	(11,787)		---

Outstanding at December 29, 2007	256,124		---
Granted	187,417		8.77
Vested	(50,371)		---
Forfeited	---		---

Outstanding at December 27, 2008	393,170		---
Granted	---		---
Vested	(97,526)		---
Forfeited	(13,988)		---

Outstanding at December 26, 2009	281,656	$	---

As of December 26, 2009, unrecognized compensation cost related to unvested restricted stock was $1,591.  That cost is expected to be recognized over a weighted-average period of 3.9 years.  The total fair value of shares vested was approximately $146, $412 and $359 during the year 2009, 2008 and 2007, respectively.

Stock Performance Units

The Company's non-employee directors receive an annual retainer of $12 in cash and $12 in value of Performance Units (subject to a $5.00 minimum per unit) under the Director's Stock Plan.  Since the share price on the date of grant was below $5.00 per share, the number of units issued was reduced resulting in a value of $5 to the directors for the 2009 Performance Units.  Upon retirement, the Stock Performance Units vest and the Company issues a number of shares of Common Stock equivalent to the number of Stock Performance Units held by non-employee directors.  As of December 26, 2009, 60,812 Stock Performance Units were outstanding under this plan.

Stock Purchase Plan

The Company has a stock purchase plan which authorizes 108,000 shares of Common Stock for purchase by supervisory associates at the market price prevailing at the time of purchase.  At December 26, 2009, 27,480 shares remained available for issuance under the plan.  Shares sold under this plan are held in escrow until paid for and are subject to repurchase agreements which give the Company a right of first refusal to purchase the shares if they are subsequently sold.  No shares were sold under the plan in 2009, 2008 or 2007.

Stock Options

All unvested stock options issued under the Company's 2000 Plan are exercisable generally at a cumulative rate of 25% per year after the second year from the date the options are granted.  Any options granted under the Company's 2006 Plan will be exercisable for periods determined at the time the awards are granted.  Effective 2009, the Company established a $5.00 minimum exercise price on all options granted.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Continued)

The fair value of each option was estimated on the date of grant using the Black-Scholes model.  Expected volatility was based on historical volatility of the Company's stock, calculated using the most recent period equal to the expected life of the options.  The risk-free interest rate was based on the U.S. Treasury yield for a term equal to the expected life of the option at the time of grant.  The Company uses historical exercise behavior data of similar employee groups to determine the expected life of options.

The following weighted-average assumptions were used to estimate the fair value of stock options granted during the year ended December 26, 2009:

	2009	2008 (1)	2007 (1)
Expected volatility	49.70%	---	---
Risk-free interest rate	2.36%	---	---
Dividend yield	0.00%	---	---
Expected life of options	5 years	---	---

(1)  No options were granted during the years ended December 27, 2008 and December 29, 2007.

During 2009, the Company extended the life of 234,081 options held by 27 of the Company's employees by an additional three years.  The modification increased stock compensation expense by $9.

During 2008, the Company modified 257,360 options by extending the life of certain options from 5 and 6 years to 10 years.  The modification affected only 25 employees of the Company and resulted in an additional expense of approximately $21.

Option activity for the three years ended December 26, 2009 is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value of Options Granted During the Year
Outstanding at December 30, 2006	1,029,597	$11.13	$	---
Exercised	(103,106)	6.16		---
Forfeited	(8,625)	12.90		---

Outstanding at December 29, 2007	917,866	11.68		---
Exercised	(6,250)	3.95		---
Forfeited	(52,675)	13.50		---

Outstanding at December 27, 2008	858,941	11.62		---
Granted above market	139,000	5.00		0.90
Exercised	---	---		---
Forfeited	(80,663)	9.97		---

Outstanding at December 26, 2009	917,278	$10.76	$	---

Options exercisable at:
December 29, 2007	904,054	$11.71		---
December 27, 2008	854,691	11.62		---
December 26, 2009	778,278	11.79		---

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Continued)

The following table summarizes information about stock options at December 26, 2009:

Options Outstanding
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$3.875 - $5.00	229,500	8.0 years	$4.76
6.96 - 6.96	107,418	5.4 years	6.96
11.85 - 17.58	580,360	5.4 years	13.84
$3.875 - $17.58	917,278	6.0 years	$10.76

Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$3.875 - $4.78	90,500	5.2 years	$4.38
6.96 - 6.96	107,418	5.4 years	6.96
11.85 - 17.58	580,360	5.4 years	13.84
$3.875 - $17.58	778,278	5.4 years	$11.79

At December 26, 2009, the market value of all outstanding stock options was less than their exercise price by $7,626 and the market value of exercisable stock options was less than their exercise price by $7,271.  The market value of stock options exercised exceeded their exercise price during the year ended 2009, 2008 and 2007 by $0, $13 and $682, respectively.

At December 26, 2009, unrecognized compensation expense related to unvested stock options was $121 and is expected to be recognized over a weighted-average period of 4.9 years.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Continued)

NOTE L - COMPREHENSIVE INCOME (LOSS)

	2009	2008	2007
Net income (loss)	$(42,098)	$(31,403)	$6,266
Other comprehensive income (loss):
Unrealized loss on interest rate swap agreements:
Before income taxes	(345)	(1,968)	(1,001)
Income taxes	(131)	(748)	(381)
Net of taxes	(214)	(1,220)	(620)

Reclassification into earnings on interest rate swap agreements:
Before income taxes	1,586	671	(206)
Income taxes	603	255	(78)
Net of taxes	983	416	(128)

Unrealized gain on available-for-sale securities:
Before income taxes	58	455	---
Income taxes	22	173	---
Net of taxes	36	282	---

Realized gain on sale of available-for-sale securities:
Before income taxes	(292)	(222)	---
Income taxes	(111)	(85)	---
Net of taxes	(181)	(137)	---

Unrecognized net actuarial gain (loss) on pension and postretirement benefit plans:
Before income taxes	1	20	(202)
Income taxes	---	8	(75)
Net of taxes	1	12	(127)

Recognition of net actuarial (gain) loss on pension and postretirement benefit plans:
Before income taxes	(92)	(61)	1,806
Income taxes	(35)	(23)	685
Net of taxes	(57)	(38)	1,121

Amortization of prior service credits on pension and postretirement benefit plans:
Before income taxes	(88)	(88)	(14)
Income taxes	(33)	(34)	(6)
Net of taxes	(55)	(54)	(8)

Comprehensive income (loss)	$(41,585)	$(32,142)	$6,504

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Continued)

Components of accumulated other comprehensive income (loss) are as follows:

	Interest Rate Swaps		Available- for-Sale Securities	Pension & Post- Retirement Liabilities	Total
Balance at December 30, 2006	$193	$	---	$(201)	$(8)

Unrealized loss on interest rate swap agreements, net of tax of $381	(620)		---	---	(620)

Reclassification into earnings on interest rate swap agreements, net of tax of $78	(128)		---	---	(128)

Unrecognized net actuarial loss on pension and postretirement benefit plans, net of tax of $75	---		---	(127)	(127)

Recognition of net actuarial loss on pension and postretirement benefit plans, net of tax of $685	---		---	1,121	1,121

Amortization of prior service credits on pension and postretirement benefit plans, net of tax of $6	---		---	(8)	(8)
Balance at December 29, 2007	(555)		---	785	230

Unrealized loss on interest rate swap agreements, net of tax of $748	(1,220)		---	---	(1,220)

Reclassification into earnings on interest rate swap agreements, net of tax of $255	416		---	---	416

Unrealized gain on available-for-sale securities, net of tax of $173	---		282	---	282

Realized gain on sale of available-for-sale securities, net of tax of $85	---		(137)	---	(137)

Unrecognized net actuarial gain on postretirement benefit plans, net of tax of $8	---		---	12	12

Recognition of net actuarial gain on postretirement benefit plans, net of tax of $23	---		---	(38)	(38)

Amortization of prior service credits on postretirement benefit plans, net of tax of $34	---		---	(54)	(54)
Balance at December 27, 2008	(1,359)		145	705	(509)

Unrealized loss on interest rate swap agreements, net of tax of $131	(214)		---	---	(214)

Reclassification into earnings on interest rate swap agreements, net of tax of $603	983		---	---	983

Unrealized gain on available-for-sale securities, net of tax of $22	---		36	---	36

Realized gain on sale of available-for-sale securities, net of tax of $111	---		(181)	---	(181)

Unrecognized net actuarial gain on postretirement benefit plans, net of tax of $0	---		---	1	1

Recognition of net actuarial gain on postretirement benefit plans, net of tax of $35	---		---	(57)	(57)

Amortization of prior service credits on postretirement benefit plans, net of tax of $33	---		---	(55)	(55)
Balance at December 26, 2009	$(590)	$	---	$594	$4

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Continued)

NOTE M - COMMITMENTS

The Company had commitments of $70 at December 26, 2009, consisting primarily for purchases of machinery & equipment.

The Company leases certain equipment under capital leases and certain buildings, machinery and equipment under operating leases.  The Company has outstanding letters of credit of $769 which collateralize certain equipment under an operating lease.  Commitments for minimum rentals under non-cancelable leases, including any applicable rent escalation clauses, are as follows:

	Capital Leases	Operating Leases
2010	$1,181	$2,783
2011	298	2,517
2012	186	2,071
2013	102	1,227
2014	102	735
Total commitments	1,869	9,333
Less amounts representing interest	(177)	---
Total	$1,692	$9,333

Property, plant and equipment includes machinery and equipment under capital leases which have cost and accumulated depreciation of $9,680 and $7,424, respectively, at December 26, 2009, and $9,680 and $6,199, respectively, at December 27, 2008.

Rental expense was approximately $2,520, $2,641 and $2,422 during the years 2009, 2008 and 2007, respectively.

NOTE N - OTHER (INCOME) EXPENSE

Other income and expense is summarized as follows:

	2009		2008		2007
Other operating income:
Gain on sale of other operating assets	$(188)		$(214)		$(13)
Insurance proceeds	(62)		---		---
Miscellaneous income	(392)		(214)		(456)
Other operating income	$(642)		$(428)		$(469)

Other operating expense:
Loss on disposal of other operating assets	$260		$29		$27
Retirement expenses	334		546		392
Miscellaneous expense	162		370		254
Other operating expense	$756		$945		$673

Other income:
Interest income	$(15)		$(20)		$(20)
Sale of available-for-sale securities	(292)		(222)		---
Miscellaneous income	(50)		(137)		(143)
Other income	$(357)		$(379)		$(163)

Other expense:
Write-off deferred financing costs	$133	$	---	$	---
Miscellaneous expense	43		53		69
Other expense	$176		$53		$69

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Continued)

NOTE O - FACILITY CONSOLIDATION AND SEVERANCE EXPENSES

In response to the difficult economic conditions, the Company began consolidating its Eton, Georgia carpet tufting operation into its Atmore, Alabama tufting, dyeing and finishing facility beginning in the fourth quarter of 2008.  This was substantially completed in the first quarter of 2009.  The Company also made organizational and other changes designed to reduce staff and expenses throughout the Company.  In addition, the Company consolidated its Santa Ana, California tufting plant, a leased facility, into its Santa Ana, California dyeing, finishing and distribution facility, a facility owned by the Company, which was completed during the fourth quarter of 2009.  Also, in 2009, the leased facility was vacated and the Company recorded the estimated costs related to fulfillment of its contractual lease obligations and on-going facilities maintenance, net of an estimate of sub-lease expectations.

Costs related to the 2008 Facilities Consolidation Plan are summarized as follows:

							As of December 26, 2009
	Accrued Balance at 2008		2009 Expenses To Date	Cash Payments	Accrued Balance at 2009		Total Costs Incurred To Date	Total Expected Costs
Equipment and inventory relocation	$	---	$1,338	$(1,338)	$	---	$3,193	$3,193
Severance pay and employee relocation		281	633	(914)		---	1,095	1,095
Leased facilities - obligations		---	1,271	---		1,271	1,271	1,271
Totals		$281	$3,242	$(2,252)		$1,271	$5,559	$5,559

In August 2009, the Company developed and began implementing a plan to realign its organizational structure in the third and fourth quarters of 2009. Under this plan, the Company combined its three residential carpet units into one business with three distinct brands.  As a result, the Company's residential business is organized much like its commercial carpet business and more like the rest of the industry.  Costs related to the organization realignment include severance costs, associate relocation expenses and costs related to the migration of certain computer applications necessary to support the realignment.  The Company estimates future additional costs under this initiative of approximately $120, primarily related to completion of the systems migration.

Costs related to the 2009 Organization Restructuring Plan are summarized as follows:

						As of December 26, 2009
	Accrued Balance at 2008		2009 Expenses To Date	Cash Payments	Accrued Balance at 2009	Total Costs Incurred To Date	Total Expected Costs
Severance pay and employee relocation	$	---	$684	$(656)	$28	$684	$714
Computer systems conversion cost		---	166	(115)	51	166	256
Totals	$	---	$850	$(771)	$79	$850	$970

Expenses incurred under these plans are classified in "facility consolidation and severance expenses" in the Company's consolidated statements of operations.

Long-lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be fully recoverable.  During the fourth quarter of 2008, as the Company began consolidating certain of its operations and facilities, certain assets were identified, primarily computer systems under development, that would not be utilized.  As a result, the Company recorded a non-cash pre-tax charge of $4,478 to reflect the write-off of these assets.  During 2009, the Company recorded a non-cash pre-tax charge of $1,459 for long-lived asset impairments primarily related to previously recorded leasehold improvement assets in the California leased facility that, subsequent to the exit of the

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(Continued)

leased facility, will not provide future economic benefit to the Company, other manufacturing related assets that will no longer be used as a result of the California facilities consolidation and additional computer software taken out of service in the systems consolidation process. The charge is included in "Impairment of assets" in our Consolidated Statements of Operations for the years ended December 26, 2009 and December 27, 2008.

NOTE P - DISCONTINUED OPERATIONS

Results associated with operations that have been sold or discontinued are generally classified as discontinued operations for all periods presented.

Discontinued operations are summarized as follows:

	2009	2008	2007
Loss on discontinued operations:
Before income taxes	$(431)	$(417)	$(873)
Income tax benefit	(151)	(142)	(361)
Loss from discontinued operations, net of tax	$(280)	$(275)	$(512)

Discontinued operating losses in 2009, 2008 and 2007 primarily consisted of expenses for workers' compensation and sales tax expenses related to businesses sold in 2003 and 2004.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

THE DIXIE GROUP, INC. AND SUBSIDIARIES

(dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions		Balance at End of Year

Year ended December 26, 2009:

Reserves deducted from asset accounts:
Allowance for doubtful accounts	$961	$1,265	$1,489	(1)	$737

Reserves classified as liabilities:
Provision for claims, allowances and warranties	3,131	3,477	4,495	(2)	2,113

Year ended December 27, 2008:

Reserves deducted from asset accounts:
Allowance for doubtful accounts	$676	$607	$322	(1)	$961

Reserves classified as liabilities:
Provision for claims, allowances and warranties	3,382	6,080	6,331	(2)	3,131

Year ended December 29, 2007:

Reserves deducted from asset accounts:
Allowance for doubtful accounts	$651	$204	$179	(1)	$676

Reserves classified as liabilities:
Provision for claims, allowances and warranties	3,089	6,981	6,688	(2)	3,382

(1)

Uncollectible accounts written off, net of recoveries.

(2)

Reserve reductions for claims and allowances settled.

ANNUAL REPORT ON FORM 10-K
ITEM 15(c)
EXHIBITS

YEAR ENDED DECEMBER 26, 2009
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

Incorporated by reference to Current Report on Form 8-K dated March 20, 2006. *
(10.22)	Form of Award of Career Shares under the 2006 Incentive Compensation Plan for Participants holding only shares of the Company’s Common Stock.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated June 6, 2006. *
(10.23)	Form of Award of Career Shares under the 2006 Incentive Compensation Plan for Participants holding shares of the Company’s Class B Common Stock.**	Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated June 6, 2006. *
(10.24)	Form of Award of Long Term Incentive Plan Shares under the 2006 Incentive Compensation Plan for Participants holding only shares of the Company’s Common Stock.**	Incorporated by reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated June 6, 2006. *

(10.25)	Form of Award of Long Term Incentive Plan Shares under the 2006 Incentive Compensation Plan for Participants holding shares of the Company’s Class B Common Stock.**	Incorporated by reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated June 6, 2006. *
(10.26)	Award of 125,000 shares of Restricted Stock under the 2006 Stock Awards Plan to Daniel K. Frierson.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated June 7, 2006. *
(10.27)	Summary description of The Dixie Group, Inc. 2007 Annual Compensation Plan.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated February 26, 2007.*
(10.28)	Rule 10b5-1 and 10b-18 Repurchase Agreement by and between The Dixie Group, Inc. and Raymond James & Associates, Inc. dated December 11, 2007*	Incorporated by reference to Exhibit (99.1) to Dixie's Current Report on Form 8-K dated December 11, 2007*
(10.29)	Merger agreement between The Dixie Group, Inc. and Unite Here National Retirement Fund regarding the Company's Masland Bargaining Unit Defined Benefit Pension Plan.**	Incorporated by reference to Exhibit (99.1) to Dixie's Current Report on Form 8-K dated December 28, 2007*
(10.30)	Summary description of The Dixie Group, Inc. 2008 Annual Incentive Plan.**	Incorporated by reference to Exhibit 10.1 to Dixie's Current Report on Form 8-K dated February 15, 2008*
(10.31)	Summary description of The Dixie Group, Inc. 2009 Annual Incentive Plan.**	Incorporated by reference to Exhibit 10.1 to Dixie's Current Report on Form 8-K dated March 26, 2009*
(10.32)	Amended and restated award of 125,000 shares of Restricted Stock under the 2006 Stock Awards Plan to Daniel K. Frierson.**	Incorporated by reference to Exhibit 10.1 to Dixie's Current Report on Form 8-K dated May 21, 2009.*
(10.33)	Consulting agreement and non-compete agreement between Gary A. Harmon and The Dixie Group, Inc.	Incorporated by reference to Exhibit 10.1 to Dixie's Current Report on Form 8-K dated July 30, 2009.*
(10.34)

Reduced revolving credit facility under its Second Amended and Restated Loan and Security Agreement dated October 24, 2008, by and among The Dixie Group, Inc., each of its subsidiaries as guarantors, Bank of America, N.A., in its capacity as collateral and administrative agent for the Lenders, and the Lenders (as such term is defined in the Loan Agreement).

Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated July 30, 2009.

(10.35)	Agreement by and between Stifel, Nicolaus & Company, Inc. dated August 18, 2008, to repurchase shares of The Dixie Group, Inc.'s Common Stock	Incorporated by reference to Exhibit (99.1) to Dixie's Current Report on Form 8-K dated August 18, 2008.
(10.36)	Master Lease Agreement, Corporate Guaranty and Schedule to the Master Lease Agreement by and between General Electric Capital Corporation and Masland Carpets, LLC dated August 21, 2009.	Incorporated by reference to Exhibit (10.1, 10.2, 10.3) to Dixie's Current Report on Form 8-K dated August 25, 2009.
(10.37)	Agreement by and between Raymond James & Associates, Inc. dated November 6, 2008, to repurchase shares of The Dixie Group, Inc.'s Common Stock	Incorporated by reference to Exhibit (99.1) to Dixie's Current Report on Form 8-K dated November 6, 2008.
(14)	Code of Ethics, as amended and restated, February 15, 2010.	Filed herewith.
(21)	Subsidiaries of the Registrant.	Filed herewith.
(23)	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
(31.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(a).	Filed herewith.
(31.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(a).	Filed herewith.
(32.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(b).	Filed herewith.
(32.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(b).	Filed herewith.

*   Commission File No. 0-2585.

** Indicates a management contract or compensatory plan or arrangement.