Form 10-Q
period 2010-03-27
DIXIE GROUP INC
filed 2010-04-29
CIK 29332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 27, 2010
or
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)	☐	Yes	☑	No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of April 20, 2010
Common Stock, $3 Par Value	11,975,702 shares
Class B Common Stock, $3 Par Value	871,173 shares
Class C Common Stock, $3 Par Value	0 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE DIXIE GROUP, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(dollars in thousands)

	(Unaudited) March 27, 2010	December 26, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$191	$56
Receivables (less allowance for doubtful accounts of $712 for 2010 and $737 for 2009)	21,897	26,150
Inventories	55,837	55,156
Other current assets	4,490	4,683
TOTAL CURRENT ASSETS	82,415	86,045

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	6,088	6,088
Buildings and improvements	47,227	47,215
Machinery and equipment	124,204	124,157
	177,519	177,460
Less accumulated depreciation and amortization	(100,586)	(97,704)
NET PROPERTY, PLANT AND EQUIPMENT	76,933	79,756

OTHER ASSETS
Other long-term assets	13,153	13,255
TOTAL OTHER ASSETS	13,153	13,255
TOTAL ASSETS	$172,501	$179,056

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$12,414	$10,854
Accrued expenses	15,214	13,891
Current portion of long-term debt	7,909	8,434
TOTAL CURRENT LIABILITIES	35,537	33,179

LONG-TERM DEBT
Senior indebtedness	40,302	46,480
Capital lease obligations	622	707
Convertible subordinated debentures	12,162	12,162
TOTAL LONG-TERM DEBT	53,086	59,349

DEFERRED INCOME TAXES	5,229	5,830
OTHER LONG-TERM LIABILITIES	13,309	13,191
COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued - 15,919,068 shares for 2010 and 15,830,854 shares for 2009	47,757	47,493
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued - 871,173 shares for 2010 and 858,447 shares for 2009	2,614	2,575
Additional paid-in capital	136,642	136,710
Accumulated deficit	(63,467)	(60,938)
Accumulated other comprehensive income	176	4
	123,722	125,844
Less Common Stock in treasury at cost - 3,943,366 shares for 2010 and 3,926,435 shares for 2009	(58,382)	(58,337)
TOTAL STOCKHOLDERS' EQUITY	65,340	67,507
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$172,501	$179,056

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

(dollars in thousands, except per share data)

	Three Months Ended
	March 27, 2010	March 28, 2009
Net sales	$50,454	$47,639
Cost of sales	38,101	38,024

Gross profit	12,353	9,615
Selling and administrative expenses	14,358	15,618
Other operating income	(59)	(43)
Other operating expense	129	182
Facility consolidation and severance expenses	211	1,615
Impairment of goodwill	---	31,406

Operating loss	(2,286)	(39,163)

Interest expense	1,235	1,486
Other income	(11)	(305)
Other expense	9	20

Loss from continuing operations before taxes	(3,519)	(40,364)
Income tax benefit	(1,060)	(4,923)

Loss from continuing operations	(2,459)	(35,441)
Loss from discontinued operations, net of tax	(70)	(116)

Net loss	$(2,529)	$(35,557)

BASIC LOSS PER SHARE:
Continuing operations	$(0.20)	$(2.90)
Discontinued operations	(0.00)	(0.01)
Net loss	$(0.20)	$(2.91)

BASIC SHARES OUTSTANDING	12,496	12,236

DILUTED LOSS PER SHARE:
Continuing operations	$(0.20)	$(2.90)
Discontinued operations	(0.00)	(0.01)
Net loss	$(0.20)	$(2.91)

DILUTED SHARES OUTSTANDING	12,496	12,236

DIVIDENDS PER SHARE:
Common Stock	---	---
Class B Common Stock	---	---

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in thousands)

	Three Months Ended
	March 27, 2010	March 28, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(2,459)	$(35,441)
Loss from discontinued operations	(70)	(116)
Net loss	(2,529)	(35,557)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	2,964	3,564
Change in deferred income taxes	(367)	(2,903)
Net gain on property, plant and equipment disposals	---	(3)
Gain on sale of available-for-sale securities	---	(283)
Stock-based compensation expense	235	320
Impairment of goodwill	---	31,406
Changes in operating assets and liabilities:
Receivables	4,253	9,814
Inventories	(681)	9,279
Other current assets	(41)	(2,165)
Accounts payable and accrued expenses	2,673	(2,240)
Other operating assets and liabilities	342	(157)
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,849	11,075

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	---	3
Purchase of property, plant and equipment	(91)	(1,026)
Net proceeds from sale of available-for-sale securities	---	283
NET CASH USED IN INVESTING ACTIVITIES	(91)	(740)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on credit line	(5,087)	(8,034)
Payments on term loan	(377)	(377)
Payments on equipment financing	(776)	(774)
Payments on capitalized leases	(364)	(339)
Payments on mortgage note payable	(69)	(63)
Payments on note payable	(115)	---
Change in outstanding checks in excess of cash	210	(649)
Common stock acquired for treasury	(45)	(28)
Payments for debt issuance cost	---	(15)
NET CASH USED IN FINANCING ACTIVITIES	(6,623)	(10,279)

INCREASE IN CASH AND CASH EQUIVALENTS	135	56
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	56	113

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$191	$169

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$932	$1,116
Income taxes paid, net of tax refunds (received)	(6,711)	(4,822)

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(dollars in thousands)

	Common Stock and Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Common Stock in Treasury	Total Stockholders' Equity
Balance at December 26, 2009	$50,068	$136,710	$(60,938)	$4	$(58,337)	$67,507
Common Stock acquired for treasury -16,931 shares	---	---	---	---	(45)	(45)
Restricted stock grants issued - 100,940 shares	303	(303)	---	---	---	---
Stock-based compensation expense	---	235	---	---	---	235
Comprehensive Income (Loss):
Net loss	---	---	(2,529)	---	---	(2,529)
Unrealized loss on interest rate swap agreements, net of tax of $37	---	---	---	(60)	---	(60)
Reclassification into earnings on interest rate swap agreements, net of tax of $156	---	---	---	254	---	254
Postretirement benefit plans:
Recognition of net actuarial gain, net of tax of $5	---	---	---	(8)	---	(8)
Amortization of prior service credits, net of tax of $8	---	---	---	(14)	---	(14)
Total Comprehensive Loss	---	---	(2,529)	172	---	(2,357)
Balance at March 27, 2010	$50,371	$136,642	$(63,467)	$176	$(58,382)	$65,340

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements which do not include all the information and footnotes required by such accounting principles for annual financial statements.  In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which includes consolidated financial statements for the fiscal year ended December 26, 2009.  Operating results for the three month period ended March 27, 2010 are not necessarily indicative of the results that may be expected for the entire 2010 year.

The Company evaluated subsequent events through the date the financial statements were issued.

The Company is in one line of business, carpet manufacturing.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on accounting for transfers of financial assets.  This guidance was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets.  This guidance is effective for fiscal years and interim periods beginning after November 15, 2009.  The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

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

NOTE C - STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity or liability instrument issued.  The number of shares to be issued is determined by dividing the specified dollar value of the award by the market value per share on the grant date.  Pursuant to a policy adopted by the Compensation Committee of the Board of Directors applicable to awards granted for 2009 and 2010, the number of shares issued is reduced to a value of no less than  $5.00 per share in the calculation if the market value per share is less than $5.00 per share on the grant date.

The Company's stock compensation expense was $235 and $320 for the three months ended March 27, 2010 and March 28, 2009, respectively.

On March 2, 2010, the Company granted 100,940 shares of restricted stock to officers and other key employees.  The grant-date fair value of the awards was $266, or $2.635 per share.  The stock compensation expense for these awards is recognized over the vesting periods which range from 2 to 17 years from the date the awards were granted.  Each award is subject to a continued service condition.  The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

NOTE D - RECEIVABLES

Receivables are summarized as follows:

	March 27, 2010	December 26, 2009
Customers, trade	$20,776	$18,522
Income taxes	872	6,953
Other receivables	961	1,412
Gross receivables	22,609	26,887
Less allowance for doubtful accounts	(712)	(737)
Net receivables	$21,897	$26,150

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

The Company also had notes receivable in the amount of $414 and $419 at March 27, 2010 and December 26, 2009, respectively.  The current portions of notes receivable are included in other receivables above and the non-current portions are included in other long-term assets in the Company's consolidated condensed balance sheets.

NOTE E - INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method, which generally matches current costs of inventory sold with current revenues, for substantially all inventories.  Inventories are summarized as follows:

	March 27, 2010	December 26, 2009
Raw materials	$16,872	$17,048
Work-in-process	10,331	9,357
Finished goods	33,777	35,288
Supplies, repair parts and other	344	361
LIFO reserve	(5,487)	(6,898)
Total inventories	$55,837	$55,156

NOTE F - GOODWILL

Because economic conditions in the carpet industry deteriorated in the first quarter of 2009, the Company reduced its expectations for the future sales and profitability of the reporting unit ("Fabrica") that had goodwill remaining and tested goodwill for impairment.  As a result of the decline in the cash flow expectations for Fabrica, the test indicated that goodwill was potentially impaired.  The second step in the goodwill assessment was completed and the measurement resulted in the impairment of the remaining goodwill associated with the 2000 acquisition of Fabrica; accordingly, the Company recorded a non-cash goodwill impairment loss of $31,406 in the first quarter of 2009.

NOTE G - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	March 27, 2010	December 26, 2009
Compensation and benefits	$4,907	$3,949
Provision for customer rebates, claims and allowances	3,309	3,895
Outstanding checks in excess of cash	1,789	1,579
Other	5,209	4,468
Total accrued expenses	$15,214	$13,891

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

	Three Months Ended
	March 27, 2010	March 28, 2009
Warranty reserve beginning of period	$755	$1,363
Warranty liabilities accrued	662	668
Warranty liabilities settled	(716)	(710)
Changes for pre-existing warranty liabilities	73	(83)
Warranty reserve end of period	$774	$1,238

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

NOTE I - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	March 27, 2010	December 26, 2009
Senior indebtedness:
Credit line borrowings	$20,191	$25,278
Term loan	12,453	12,830
Equipment financing	6,132	6,908
Capital lease obligations	1,442	1,806
Mortgage note payable	5,953	6,022
Note payable	162	277
Total senior indebtedness	46,333	53,121
Convertible subordinated debentures	14,662	14,662
Total long-term debt	60,995	67,783
Less: current portion of long-term debt	(7,089)	(7,335)
Less: current portion of capital lease obligations	(820)	(1,099)
Total long-term debt, less current portion	$53,086	$59,349

The Company's amended and restated senior loan and security agreement, which matures on May 11, 2013, provides $67,453 of credit, consisting of $55,000 of revolving credit and a $12,453 term loan.  These credit facilities do not contain ongoing financial covenants.  The level of accounts receivable and inventory limit the borrowing availability under the agreement's revolving credit facility.  The unused borrowing capacity under the senior loan and security agreement on March 27, 2010 was $15,316.

NOTE J - FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

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

The Company's interest rate swaps are measured under the fair value guidance.  The following table summarizes the hierarchy level the Company used to determine fair value of its interest rate swaps as of March 27, 2010:

		Fair Value Hierarchy Level
	Balance at March 27, 2010	Level 1		Level 2	Level 3
Liabilities:
Interest rate swaps	$723	$	---	$723	$	---

The fair value of the interest rate swaps was obtained from external sources and was determined through the use of models that employ various assumptions and relevant economic factors.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

The Company's financial instruments are not held or issued for trading purposes.  The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	March 27, 2010		December 26, 2009
	Carrying Amount	Fair Value	Carrying: Amount	Fair Value
Financial assets:
Cash and cash equivalents	$191	$191	$56	$56
Notes receivable, including current portion	414	414	419	419

Financial Liabilities:
Long-term debt and capital leases, including current portion	60,995	64,393	67,783	70,882
Interest rate swaps	723	723	1,031	1,031

The fair values of the Company's long-term debt and capital leases were estimated using market rates the Company believes would be available for similar types of financial instruments.  The fair values of cash and cash equivalents and notes receivable approximate their carrying amounts.

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

Derivatives designated as cash flow hedges are purchased and relate to specific liabilities on the Company's balance sheet.  The Company assesses, both at inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction are highly effective in offsetting changes in cash flows of the hedged items.  When it is determined that a derivative is not highly effective or the derivative expires, is sold, terminated, or exercised, the Company discontinues hedge accounting for that specific hedge instrument.  The Company recognizes all derivatives on its consolidated condensed balance sheet at fair value.  Changes in the fair value of effective cash flow hedges are deferred in accumulated other comprehensive income (loss) ("AOCIL").  Changes in the fair value of derivatives that are not effective cash flow hedges are recognized in income.

The Company is a party to an interest rate swap agreement with a notional amount of $30,000 through May 11, 2010.  Under this interest rate swap agreement, the Company pays a fixed rate of interest of 4.79% times the notional amount and receives in return a specified variable rate of interest times the same notional amount.  The interest rate swap agreement hedges the Company's variable rate debt and is considered a highly effective hedge.

The Company is also a party to an interest rate swap agreement through March 2013, which is linked to a mortgage and considered a highly effective hedge.  Under the interest rate swap agreement, the Company pays a fixed rate of interest times a notional amount equal to the outstanding balance of the mortgage, and receives in return an amount equal to a specified variable rate of interest times the same notional amount.  At March 27, 2010, the notional amount of the interest rate swap agreement was $5,953.  Under the terms of the interest rate swap agreement, the Company pays a fixed rate of interest through March 2013, which effectively fixes the interest rate on the mortgage at 6.54%.

The following table summarizes the fair values of derivative instruments included in the Company's consolidated condensed balance sheets:

	Liability Derivatives
	March 27, 2010	December 26, 2009
Cash flow hedges - interest rate swaps:
Accrued expenses	$231	$590
Other long-term liabilities	492	441
Total	$723	$1,031

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

The following table summarizes the pre-tax impact of derivative instruments on the Company's financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on Derivative (effective portion)		Amount of Gain or (Loss) Reclassified from AOCIL into Income (effective portion) (1) (2)
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Cash flow hedges - interest rate swaps	$(97)	$(139)	$(410)	$(376)

(1)

The amount of loss reclassified from AOCIL is included in interest expense on the Company's consolidated condensed statements of operations.

(2)

The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months is $424.

NOTE K - EMPLOYEE BENEFIT PLANS

The Company sponsors two 401(k) defined contribution plans covering substantially all associates.  The Company generally matches participants' contributions, on a sliding scale, up to a maximum of 5% of the participant's earnings.  The Company will not match participants' contributions for one of the two 401(k) plans for the 2009 and 2010 plan years; accordingly, matching contributions for the 401(k) plans were $22 for the three months ended March 27, 2010 and $22 for the three months ended March 28, 2009.  The Company may make additional contributions to the plan if the Company attains certain performance targets.

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation.  The obligations owed to participants under this plan were $10,739 at March 27, 2010 and $10,595 at December 26, 2009 and are included in other long-term liabilities in the Company's consolidated condensed balance sheets.  The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors.  The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan.  Amounts invested in company-owned life insurance in the Rabbi Trust were $10,682 at March 27, 2010 and $10,690 at December 26, 2009 and are included in other long-term assets in the Company's consolidated condensed balance sheets.

The Company is a contributing employer in a multi-employer pension plan.  Expenses related to the multi-employer pension plan were $61 and $51, respectively for the three months ended March 27, 2010 and March 28, 2009.

The Company sponsors a legacy postretirement benefit plan that provides life insurance to a limited number of associates as a result of a prior acquisition.  The Company also sponsors a postretirement benefit plan that provides medical and life insurance for a limited number of associates who retired prior to January 1, 2003.

Components of net periodic benefit cost for all postretirement plans are summarized as follows:

	Three Months Ended
	March 27, 2010	March 28, 2009
Amortization of prior service credits	$(22)	$(22)
Recognized net actuarial gains	(13)	(13)
Net periodic benefit credit	$(35)	$(35)

Amounts contributed or expected to be contributed by the Company during the current fiscal year to its postretirement plans are not anticipated to be significantly different from amounts disclosed in the Company's 2009 Annual Report filed on Form 10-K.

NOTE L - INCOME TAXES

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions.  Unrecognized tax benefits were $52 at March 27, 2010 and December 26, 2009.  Due to the Company's valuation allowances, such benefits, if recognized, would not affect the Company's effective tax rate.  No interest or penalties have been accrued as of March 27, 2010 or December 26, 2009.  The Company does not expect its unrecognized tax benefits to change significantly during the next twelve months.  The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

The following is a summary of the change in the Company's unrecognized tax benefits:

	Three Months Ended
	March 27, 2010	March 28, 2009
Balance at beginning of period	$52	$332
Additions based on tax positions taken during a prior period	---	---
Reductions related to settlement of tax matters	---	---
Reductions related to a lapse of applicable statute of limitations	---	---
Balance at end of period	$52	$332

The Company and its subsidiaries are subject to United States federal income taxes, as well as income taxes in a number of state jurisdictions.  The tax years subsequent to 2003 remain open to examination for U.S. federal income taxes.  The majority of state jurisdictions remain open for tax years subsequent to 2005.  A few state jurisdictions remain open to examination for tax years subsequent to 2004.

NOTE M - COMMON STOCK AND EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended
	March 27, 2010	March 28, 2009

Loss from continuing operations (1)	$(2,459)	$(35,441)

Weighted-average shares outstanding (2)	12,496	12,236
Participating securities - unvested restricted stock (3)	---	---

Shares for basic earnings (loss) per share (2)	12,496	12,236

Effect of dilutive securities:
Stock options (3)	---	---
Directors' stock performance units (3)	---	---

Shares for diluted earnings (loss) per share (2)(3)	12,496	12,236

Earnings (loss) per share:
Basic	$(0.20)	$(2.90)
Diluted	(0.20)	(2.90)

(1)

No adjustments needed in the numerator for diluted calculations.

(2)

Includes Common and Class B Common shares, less shares held in treasury, in thousands.

(3)

Because their effects are anti-dilutive, shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock at the end of the relevant period, unvested restricted stock deemed to be participating securities, directors' stock performance units, and shares issuable on conversion of subordinated debentures into shares of Common Stock have been excluded.  Aggregate shares excluded were 1,716 shares in 2010 and 1,705 shares in 2009.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

NOTE N - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

	Three Months Ended
	March 27, 2010	March 28, 2009
Net loss	$(2,529)	$(35,557)
Other comprehensive income (loss):
Unrealized loss on interest rate swap agreements:
Before income taxes	(97)	(139)
Income taxes	(37)	(53)
Net of taxes	(60)	(86)

Reclassification into earnings on interest rate swap agreements:
Before income taxes	410	376
Income taxes	156	143
Net of taxes	254	233

Unrealized gain on available-for-sale securities:
Before income taxes	---	54
Income taxes	---	21
Net of taxes	---	33

Realized gain on sale of available-for-sale securities:
Before income taxes	---	(283)
Income taxes	---	(108)
Net of taxes	---	(175)

Recognition of net actuarial gain on postretirement benefit plans:
Before income taxes	(13)	(13)
Income taxes	(5)	(5)
Net of taxes	(8)	(8)

Amortization of prior service credits on postretirement benefit plans:
Before income taxes	(22)	(22)
Income taxes	(8)	(8)
Net of taxes	(14)	(14)

Comprehensive loss	$(2,357)	$(35,574)

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post Retirement Liabilities	Total
Balance at December 26, 2009	$(590)	$594	$4
Unrealized loss on interest rate swap agreements, net of tax of $37	(60)	---	(60)
Reclassification into earnings on interest rate swap agreements, net of tax of $156	254	---	254
Recognition of net actuarial gain on postretirement benefit plans, net of tax of $5	---	(8)	(8)
Amortization of prior service credits on postretirement benefit plans, net of tax of $8	---	(14)	(14)
Balance at March 27, 2010	$(396)	$572	$176

NOTE O - OTHER (INCOME) EXPENSE

Other (income) expense is summarized as follows:

		Three Months Ended
		March 27, 2010	March 28, 2009
Other operating income:
Gain on sale of operating assets	$	---	$(3)
Miscellaneous income		(59)	(40)
Other operating income		$(59)	$(43)

Other operating expense:
Retirement expense		$111	$67
Miscellaneous expense		18	115
Other operating expense		$129	$182

Other income:
Sale of available-for-sale securities	$	---	$(283)
Miscellaneous income		(11)	(22)
Other income		$(11)	$(305)

Other expense:
Miscellaneous expense		$9	$20
Other expense		$9	$20

NOTE P - FACILITY CONSOLIDATION AND SEVERANCE EXPENSES

In response to the difficult economic conditions, the Company began consolidating its Eton, Georgia carpet tufting operation into its Atmore, Alabama tufting, dyeing and finishing facility beginning in the fourth quarter of 2008.  This consolidation was substantially completed in the first quarter of 2009.  The Company also made organizational and other changes designed to reduce staff and expenses throughout the Company.   In addition, the Company began consolidating its Santa Ana, California tufting plant, a leased facility, into its Santa Ana, California dyeing, finishing and distribution facility, a facility owned by the Company, which was completed during the fourth quarter of 2009. Also, in 2009, the leased facility was vacated and the Company recorded the estimated costs related to fulfill its contractual lease obligations and on-going facilities maintenance, net of an estimate of sub-lease expectations.  The lease related to this facility expires in December 2012.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

Costs related to the 2008 Facilities Consolidation Plan are summarized as follows:

									As of March 27, 2010
	Accrued Balance at December 26, 2009		2010 Expenses To Date		Cash Payments		Accrued Balance at March 27, 2010		Total Costs Incurred To Date	Total Expected Costs
Equipment and inventory relocation	$	---	$	---	$	---	$	---	$3,193	$3,193
Severance pay and employee relocation		---		---		---		---	1,095	1,095
Leased facilities - obligations (1)		1,588		22		(207)		1,403	1,293	1,380
Totals		$1,588		$22		$(207)		$1,403	$5,581	$5,668

(1)  The accrued balance of $1,588 at December 26, 2009 included $317 of previously accrued liabilities associated with the lease obligations that were reclassified to accrued exit cost.

In August 2009, the Company developed and began implementing a plan to realign its organizational structure in the third and fourth quarters of 2009. Under this plan, the Company combined its three residential carpet units into one business with three distinct brands.  As a result, the Company's residential business is organized much like its commercial carpet business and more like the rest of the industry. Costs related to the organization realignment include severance costs, associate relocation expenses and costs related to systems modifications necessary to support the realignment. The Company estimates future additional costs under this initiative of approximately $95.

Costs related to the 2009 Organization Restructuring Plan are summarized as follows:

					As of March 27, 2010
	Accrued Balance at December 26, 2009	2010 Expenses To Date	Cash Payments	Accrued Balance at March 27, 2010	Total Costs Incurred To Date	Total Expected Costs
Severance pay and employee relocation	$28	$26	$(42)	$12	$710	$780
Computer systems conversion cost	51	163	(166)	48	329	354
Totals	$79	$189	$(208)	$60	$1,039	$1,134

Expenses incurred under these plans are classified in "facility consolidation and severance expenses" in the Company's consolidated condensed statements of operations.

NOTE Q - DISCONTINUED OPERATIONS

Results associated with operations that have been sold or discontinued are generally classified as discontinued operations for all periods presented.  Discontinued operations are summarized as follows:

	Three Months Ended
	March 27, 2010	March 28, 2009
Loss from discontinued operations:
Before income taxes	$(103)	$(171)
Income tax benefit	(33)	(55)
Loss from discontinued operations, net of tax	$(70)	$(116)

The losses from discontinued operations in 2010 and 2009 primarily consisted of expenses for workers' compensation, and to a lesser extent, other obligations related to businesses sold.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

NOTE R - SUBSEQUENT EVENT

On April 7, 2010, the Company entered into an interest rate swap agreement with a notional amount of $25,000 effective May 11, 2010 through May 11, 2013.  Under this agreement, the Company will pay a fixed rate of interest of 2.38% times the notional amount and receive in return a specified variable rate of interest times the same notional amount.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following is presented to update the discussion of results of operations and financial condition included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies were outlined in Management's Discussion and Analysis of Results of Operations and Financial Condition in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no changes to those critical accounting policies subsequent to the date of that report.

OVERVIEW

Demand for products manufactured by the United States carpet industry and our business has been significantly affected by declining demand as tighter credit conditions, lower consumer confidence and other economic factors reduced the level of new residential housing construction, the sales and refurbishment of existing homes and more recently, the levels of commercial construction and refurbishment activity.  As a result of these factors, our sales declined in the year-over-year comparisons during each of the last three years and over 38% for the three year period ended December 26, 2009.  During this same three year period, sales for the carpet industry were down approximately 31%.  During this period, unit production in the carpet industry declined for the fourth consecutive year to a level at 60% of its peak in early 2006. In the latter part of 2008, our sales began slowing at a greater rate than the sales of the carpet industry.  We believe our results reflect the impact of the overall downturn as it reached the higher end of the market where our business is concentrated. We have been reducing costs and conserving capital aggressively in an effort to return our Company to profitability at current sales levels.  Raw material prices have increased in early 2010 and we have announced sales price increases to recoup these cost increases.

While it is difficult to predict the length of the current downturn and its impact on the markets we serve, we have seen signs that indicate more stabilization in residential carpet markets.  However, we believe conditions affecting certain commercial carpet markets may continue to negatively affect demand.

 During the first quarter of 2010, sales volume in the carpet industry declined approximately 3% with commercial carpet markets down approximately 8% and residential carpet markets up less than 1% compared with the first quarter of 2009. In the same period, our total carpet sales increased approximately 7% with residential carpet up approximately 14% and commercial carpet down approximately 7%. We believe our position in the upper-end of the market will permit us to benefit from improved conditions and grow our sales at a rate that will exceed the rate of growth of the carpet industry, as and when economic conditions improve.

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

Including $22 thousand of cost incurred in the first quarter of 2010, expenses incurred for the consolidation and organizational changes associated with the 2008 consolidation and cost reduction plan were $5.6 million since inception in the third quarter of 2008.  Cost recognized included $3.2 million of costs to consolidate facilities, $1.1 million of severance and employee relocation expenses and $1.3 million of estimated costs associated with the exit of our leased facility in Santa Ana, California.

During the third quarter of 2009, we developed and began implementing a plan to realign our organizational structure to further reduce cost and streamline operations.  Under the plan, we combined our three residential carpet units into one business with three distinct brands.  As a result, our residential business is organized much like our commercial carpet business and more like the rest of the industry.  Costs of this realignment include severance, limited employee relocation expenses, and computer systems conversion expenses required to support the realignment.  The realignment was substantially complete in the fourth quarter of 2009. Including $189 thousand of cost incurred in the first quarter of 2010, costs incurred under this realignment plan were $1.0 million.  We estimate remaining costs of approximately $95 thousand, related to systems modification cost and associate relocation obligations, will be incurred during 2010 pertaining to this plan.

In addition to the facilities consolidations, employee reductions and the organizational realignment, we suspended our match of certain 401(k) contributions for 2009 and lowered the compensation of our exempt salaried associates in March 2009.  We have currently not reinstated the 401(k) match or salary reductions.  These actions had a positive impact on our results in 2009 and are expected to result in additional improvements in 2010 with improved operational capabilities, increased fixed cost absorption and other cost reductions.

GOODWILL IMPAIRMENT - 2009

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

RESULTS OF OPERATIONS

The following table sets forth certain elements of our continuing operating results as a percentage of net sales for the periods indicated:

Three Months Ended
	March 29, 2010	March 28, 2009
Net sales	100.0%	100.0%
Cost of sales	75.5%	79.8%
Gross profit	24.5%	20.2%
Selling and administrative expenses	28.5%	32.8%
Other operating income	(0.1)%	(0.1)%
Other operating expense	0.2%	0.4%
Facility consolidation and severance expenses	0.4%	3.4%
Impairment of goodwill	0.0%	65.9%
Operating income (loss)	(4.5)%	(82.2)%

Net Sales.  Net sales for the quarter ended March 27, 2010 were $50.5 million, an increase of 5.9%, compared with sales of $47.6 million for the year-earlier quarter.  Our year-over-year sales comparison reflected an increase of 6.5% in net carpet sales for the first quarter of 2010, with net sales of residential carpet up 14.0% and net sales of commercial carpet down 6.9%

Cost of Sales.  Cost of sales as a percentage of net sales improved 4.3% in the first quarter of 2010 compared with the same period in 2009.  Production units increased significantly in the first quarter of 2010 compared with the first quarter in 2009, as a result of the higher sales levels in 2010 and the effects of curtailing production in the first quarter of 2009 to reduce inventories during 2009.  The higher production levels in 2010 and the cost reduction initiatives implemented throughout 2009 resulted in lower costs.

Gross Profit.   Gross profit dollars increased $2.7 million, or 4.3% as a percentage of sales, in the first quarter of 2010 compared with the first quarter 2009 primarily reflecting the effects of the increased production levels and the cost reduction initiatives.

Selling and Administrative Expenses.  Selling and administrative expenses decreased $1.3 million, or 4.3% as a percentage of sales in the first quarter of 2010 compared with the same period in 2009.  The lower selling and administrative expenses reflect the effect of our cost reduction initiatives and lower variable selling expenses.

Other Operating Income.  Other operating income was not significant in either the first quarter of 2010 or 2009.

Other Operating Expense.  Other operating expense decreased $53 thousand in the first quarter of 2010 compared with the same period in 2009.  The decrease is primarily due to a lower level of miscellaneous expenses in 2010.

Facility Consolidation and Severance Expenses and Goodwill Impairment.  During the first quarter of 2010, we recorded $211 thousand of expenses primarily related to associate relocation obligations and completion of computer systems modifications under our restructuring initiatives that were begun in 2008 and 2009 compared with $1.6 million in the first quarter of 2009 related to facilities consolidations and severance cost under our restructuring plans. We recorded a $31.4 million non-

cash charge in the first quarter of 2009 to write-off the remainder of our goodwill based on our assessment of its carrying value compared to its estimated recoverability.

Operating Loss.  Our operating loss was $2.3 million in the first quarter of 2010, including facilities consolidation expenses of $211 thousand, compared with an operating loss of $39.2 million in the first quarter of 2009, including consolidation and severance expenses and the impairment of goodwill of $33.0 million.  Excluding the facilities cost, severance expenses and impairment of goodwill, the underlying improvement in our operations was primarily associated with the operational realignments and other cost reduction initiatives.

Interest Expense.  Interest expense decreased $251 thousand in the first quarter of 2010 compared with the same period in 2009, principally as a result of significantly lower levels of debt in 2010.

Other Income.  Other income decreased $294 thousand in the first quarter of 2010 compared with the same period in 2009 principally due to gains from the sale of available-for-sale securities in 2009.

Other Expense.  Other expense was not significant in either the first quarter of 2010 or 2009.

Income Tax Benefit.  Our effective income tax rate was a benefit of 30.1% in the first quarter of 2010 and 12.2% in the first quarter of 2009. The effective tax rate in the first quarter of 2010 differed from statutory rates primarily as a result of the effects of permanent differences on pre-tax earnings utilized in the tax calculations. The effective tax rate in the first quarter of 2009 differed from statutory rates primarily as a result of the effect of the non-deductible portion of the goodwill impairment.

Loss from Continuing Operations.  The loss from continuing operations was $2.5 million, or $0.20 per diluted share in the first quarter of 2010 compared with a loss from continuing operations of $35.4 million, or $2.90 per diluted share in the first quarter of 2009. The loss from continuing operations in the first quarter of 2010 included $143 thousand of losses, or $0.01 per diluted share for consolidation and severance expenses.  The loss from continuing operations for the first quarter of 2009 included $29.5 million, or $2.42 per diluted share of losses associated with the impairment of goodwill and consolidation and severance expenses.

Net Loss.  Discontinued operations reflected a loss of $70 thousand, or $0.00 per diluted share, in the first quarter of 2010 compared with a loss of $116 thousand, or $0.01 per diluted share, in the same period in 2009. Including discontinued operations, the net loss was $2.5 million, or $0.20 per diluted share, in the first quarter of 2010 compared with a net loss of $35.6 million, or $2.91 per diluted share, in the first quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 27, 2010, we generated $6.8 million of funds through operating activities and $210 thousand from checks issued in excess of cash.  These funds were used primarily to invest $91 thousand in capital assets and reduce debt by $6.8 million.

Working capital was reduced $6.0 million in the first three months of 2010, principally as a result of lower levels of receivables and an increase in accounts payables and accrued expenses.  Trade accounts receivable increased $2.2 million primarily due to an increase in sales and seasonably low accounts receivable at the end of 2009, while income tax receivables decreased $6.1 million primarily due to tax refunds of $6.7 million received in the first quarter of 2010.  Accounts payable and accrued expenses increased $2.9 million principally to support a higher level of sales and production.  Inventory turns have improved due to higher levels of sales while inventory dollars have remained relatively the same.

Capital expenditures for the three months ended March 27, 2010 were $91 thousand, while depreciation and amortization was $3.0 million.  We expect capital expenditures to be approximately $3.0 million for fiscal 2010, while depreciation and amortization is expected to be approximately $11.7 million.  Planned capital expenditures in 2010 will be primarily for enhancements to existing equipment and facilities.

We are party to an interest swap agreement with a notional amount $30.0 million through May 11, 2010.  We pay a fixed rate of 4.79% under this agreement.  On April 7, 2010, we entered into an interest rate swap agreement with a notional amount of $25.0 million effective May 11, 2010 through May 11, 2013.  Under this agreement, we will pay a fixed rate of interest of 2.38% times the notional amount and receive in return a specified variable rate of interest times the same notional amount.

We believe our operating cash flows, credit availability under our senior loan and security agreement and other sources of financing are adequate to finance our normal liquidity requirements.  However, unforeseen cash expenditures above our normal liquidity requirements, or significant further deterioration in economic conditions that affect our business, could require supplemental financing or other funding sources.  There can be no assurance that such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us.  The levels of our accounts receivable and inventory limit the borrowing availability under our revolving credit facility.  Unused borrowing capacity under our revolving credit facility was $15.3 million at March 27, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

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

At March 27, 2010, we were a party to an interest rate swap agreement on our mortgage note payable with a notional amount equal to the outstanding balance of the mortgage note ($5,953 at March 27, 2010) which expires in March of 2013.  Under the interest rate swap agreement, we pay a fixed rate of 4.54% of interest times the notional amount and receive in return an amount equal to a specified variable rate of interest times the same notional amount.  The swap agreement effectively fixes the interest rate on the mortgage note payable at 6.54%.

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

On April 7, 2010, we entered into an interest rate swap agreement with a notional amount of $25,000 effective May 11, 2010 through May 11, 2013.  Under this agreement, we will pay a fixed rate of interest of 2.38% times the notional amount and receive in return a specified variable rate of interest times the same notional amount.

At March 27, 2010, $2,644, or approximately 4% of our total debt, was subject to floating interest rates.  A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $6.

ITEM 4 - CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 27, 2010, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”).  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

The U.S. floorcovering industry is cyclical and is influenced by a number of general economic factors.  In general the industry is dependent on residential and commercial construction activity, including new construction as well as remodeling. New construction is cyclical in nature. To a somewhat lesser degree, this also is true with residential and commercial remodeling.  A prolonged decline in new construction or remodeling activity could have a material adverse effect on our business, financial condition and results of operations.  The level of commercial and residential market activity is significantly affected by numerous factors, all of which are beyond our control, including among others:

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

Raw material prices may increase.

The cost of raw materials has a significant impact on our profitability.  In particular, our business requires the purchase of large volumes of nylon and polyester yarn, as well as wool yarns, synthetic backing, latex, and dyes.  Increases in the cost of these raw materials could materially adversely affect our business, results of operations and financial condition if we are unable to pass these increases through to our customers.  We believe we are successful in passing along raw material and other cost increases as they may occur; however, there can be no assurance that we will successfully recover such increases in cost.

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

Various federal, state and local environmental laws govern the use of our current or former facilities. These laws govern such matters as:

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

ITEM 2 - UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding our repurchases of shares of our common stock during the three months ended March 27, 2010:

Fiscal Month Ending	Total Number of Shares Purchased		Average Price Paid Per Share		Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)
January 30, 2010	---	$	---	$		---
February 27, 2010	---		---			---
March 27, 2010 (2)	16,931		2.66			16,931
Three Fiscal Months Ended March 27, 2010	16,931		2.66		$4,819,047	16,931

(1)  On August 8, 2007, we announced a program to repurchase up to $10 million of our Common Stock.

(2)  Represents shares retained for payroll taxes on vested stock awards.

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - (Removed and Reserved)
None.

Item 5 - Other Information
None.

Item 6 - Exhibits
(a)	Exhibits
	(i)	Exhibits Incorporated by Reference
10.1

On March 2, 2010, The Dixie Group, Inc. established the performance goals and the range of incentives for the Company's 2010 Incentive Compensation Plan.  (Incorporated by reference to the Current Report on Form 8-K dated March 3, 2010).

		10.1	On April 19, 2010, The Dixie Group, Inc. received confirmation of a fixed rate interest swap agreement. (Incorporated to the Current Report on Form 8-K dated April 19, 2010).

	(ii)	Exhibits Filed with this Report

		31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIXIE GROUP, INC.
(Registrant)

Date: April 29, 2010	By: /s/ JON A. FAULKNER
Jon A. Faulkner Vice President and Chief Financial Officer

Date: April 29, 2010	By: /s/ D. EUGENE LASATER
D. Eugene Lasater Controller