Form 10-Q
period 2010-06-26
DIXIE GROUP INC
filed 2010-07-30
CIK 29332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 26, 2010
or
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)	☐	Yes	☑	No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of July 19, 2010
Common Stock, $3 Par Value	11,975,498 shares
Class B Common Stock, $3 Par Value	871,173 shares
Class C Common Stock, $3 Par Value	0 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands, except share data)
	(Unaudited)
	June 26, 2010	December 26, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$89	$56
Receivables (less allowance for doubtful accounts of $610 for 2010 and $737 for 2009)	23,974	26,150
Inventories	59,166	55,156
Other current assets	5,344	4,683
TOTAL CURRENT ASSETS	88,573	86,045

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	6,088	6,088
Buildings and improvements	47,270	47,215
Machinery and equipment	124,231	124,157
	177,589	177,460
Less accumulated depreciation and amortization	(103,418)	(97,704)
NET PROPERTY, PLANT AND EQUIPMENT	74,171	79,756

OTHER ASSETS
Other long-term assets	12,196	13,255
TOTAL OTHER ASSETS	12,196	13,255
TOTAL ASSETS	$174,940	$179,056

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$13,274	$10,854
Accrued expenses	17,885	13,891
Current portion of long-term debt	7,402	8,434
TOTAL CURRENT LIABILITIES	38,561	33,179

LONG-TERM DEBT
Senior indebtedness	44,427	46,480
Capital lease obligations	536	707
Convertible subordinated debentures	9,662	12,162
TOTAL LONG-TERM DEBT	54,625	59,349

DEFERRED INCOME TAXES	4,734	5,830
OTHER LONG-TERM LIABILITIES	12,167	13,191
COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued - 15,919,068 shares for 2010 and 15,830,854 shares for 2009	47,757	47,493
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued - 871,173 shares for 2010 and 858,447 shares for 2009	2,614	2,575
Additional paid-in capital	136,843	136,710
Accumulated deficit	(64,211)	(60,938)
Accumulated other comprehensive income	233	4
	123,236	125,844
Less Common Stock in treasury at cost - 3,943,570 shares for 2010 and 3,926,435 shares for 2009	(58,383)	(58,337)
TOTAL STOCKHOLDERS' EQUITY	64,853	67,507
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$174,940	$179,056
See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Net sales	$59,058	$52,572	$109,512	$100,211
Cost of sales	43,821	38,231	81,922	76,255

Gross profit	15,237	14,341	27,590	23,956
Selling and administrative expenses	15,026	14,864	29,384	30,481
Other operating income	(61)	(306)	(120)	(348)
Other operating expense	91	124	220	305
Facility consolidation and severance expenses	122	117	333	1,732
Impairment of goodwill	---	---	---	31,406

Operating income (loss)	59	(458)	(2,227)	(39,620)

Interest expense	1,082	1,410	2,317	2,896
Other income	(10)	(14)	(22)	(319)
Other expense	307	---	317	21

Loss from continuing operations before taxes	(1,320)	(1,854)	(4,839)	(42,218)
Income tax benefit	(636)	(870)	(1,696)	(5,793)

Loss from continuing operations	(684)	(984)	(3,143)	(36,425)
Loss from discontinued operations, net of tax	(60)	(83)	(130)	(199)

Net loss	$(744)	$(1,067)	$(3,273)	$(36,624)

BASIC LOSS PER SHARE:
Continuing operations	$(0.05)	$(0.08)	$(0.25)	$(2.97)
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)
Net loss	$(0.06)	$(0.09)	$(0.26)	$(2.99)

BASIC SHARES OUTSTANDING	12,532	12,287	12,514	12,261

DILUTED LOSS PER SHARE:
Continuing operations	$(0.05)	$(0.08)	$(0.25)	$(2.97)
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)
Net loss	$(0.06)	$(0.09)	$(0.26)	$(2.99)

DILUTED SHARES OUTSTANDING	12,532	12,287	12,514	12,261

DIVIDENDS PER SHARE:
Common Stock	---	---	---	---
Class B Common Stock	---	---	---	---

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Six Months Ended
	June 26, 2010	June 27, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(3,143)	$(36,425)
Loss from discontinued operations	(130)	(199)
Net loss	(3,273)	(36,624)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	5,930	7,129
Change in deferred income taxes	(2,116)	(3,861)
Net gain on property, plant and equipment disposals	(8)	(174)
Gain on sale of available-for-sale securities	---	(283)
Stock-based compensation expense	497	634
Impairment of goodwill	---	31,406
Changes in operating assets and liabilities:
Receivables	2,176	7,685
Inventories	(4,010)	11,524
Other current assets	359	(1,573)
Accounts payable and accrued expenses	4,448	1,082
Other operating assets and liabilities	103	(1,516)
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,106	15,429

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	10	394
Purchase of property, plant and equipment	(247)	(1,840)
Proceeds from sale of available-for-sale securities	---	283
NET CASH USED IN INVESTING ACTIVITIES	(237)	(1,163)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on credit line	45	(8,295)
Payments on term loan	(753)	(753)
Payments on equipment financing	(1,437)	(1,559)
Payments on capitalized leases	(735)	(683)
Payments on mortgage note payable	(140)	(130)
Payments on note payable	(236)	---
Payments on subordinated indebtedness	(2,500)	(2,500)
Change in outstanding checks in excess of cash	1,966	(208)
Common stock acquired for treasury	(46)	(28)
Payments for debt issuance cost	---	(15)
NET CASH USED IN FINANCING ACTIVITIES	(3,836)	(14,171)

INCREASE IN CASH AND CASH EQUIVALENTS	33	95
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	56	113

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$89	$208

Supplemental Cash Flow Information:
Interest paid	$2,260	$2,816
Income taxes (received), net of tax payments	(6,953)	(4,768)

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(dollars in thousands)
	Common Stock and Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Common Stock in Treasury	Total Stockholders' Equity
Balance at December 26, 2009	$50,068	$136,710	$(60,938)	$4	$(58,337)	$67,507
Common Stock acquired for treasury - 17,135 shares	---	---	---	---	(46)	(46)
Restricted stock grants issued - 100,940 shares	303	(303)	---	---	---	---
Stock-based compensation expense	---	436	---	---	---	436
Comprehensive Income (Loss):
Net loss	---	---	(3,273)	---	---	(3,273)
Unrealized loss from interest rate swaps, net of tax of $78	---	---	---	(127)	---	(127)
Reclassification into earnings from interest rate swaps, net of tax of $244	---	---	---	399	---	399
Postretirement benefit plans:
Recognition of net actuarial gain, net of tax of $10	---	---	---	(16)	---	(16)
Amortization of prior service credits, net of tax of $17	---	---	---	(27)	---	(27)
Total Comprehensive Loss	---	---	(3,273)	229	---	(3,044)
Balance at June 26, 2010	$50,371	$136,843	$(64,211)	$233	$(58,383)	$64,853

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements which do not include all the information and footnotes required by such accounting principles for annual financial statements.  In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which includes consolidated financial statements for the fiscal year ended December 26, 2009.  Operating results for the three month and six month periods ended June 26, 2010 are not necessarily indicative of the results that may be expected for the entire 2010 year.

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

NOTE C - STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity or liability instrument issued.  The number of shares to be issued is determined by dividing the specified dollar value of the award by the market value per share on the grant date.  Pursuant to a policy adopted by the Compensation Committee of the Board of Directors applicable to awards granted for 2009 and 2010, $5.00 per share will be used as the market value per share to calculate the number of shares to be issued if the market value per share is less than $5.00 per share on the grant date.

The Company's stock compensation expense was $262 and $497 for the three and six months ended June 26, 2010 and $314 and $634 for the three and six months ended June 27, 2009, respectively.

On March 2, 2010, the Company granted 100,940 shares of restricted stock to officers and other key employees.  The grant-date fair value of the awards was $266, or $2.635 per share and will be recognized as stock compensation expense over the vesting periods which range from 2 to 17 years from the date the awards were granted.  Each award is subject to a continued service condition.  The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

NOTE D - RECEIVABLES

Receivables are summarized as follows:

	June 26, 2010	December 26, 2009
Customers, trade	$23,030	$18,522
Income taxes	87	6,953
Other receivables	1,467	1,412
Gross receivables	24,584	26,887
Less allowance for doubtful accounts	(610)	(737)
Net receivables	$23,974	$26,150

The Company had notes receivable in the amount of $419 at June 26, 2010 and December 26, 2009.  The current portions of notes receivable are included in other receivables above and the non-current portions are included in other long-term assets in the Company's consolidated condensed balance sheets.

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

	June 26, 2010	December 26, 2009
Raw materials	$19,174	$17,048
Work-in-process	11,263	9,357
Finished goods	35,506	35,288
Supplies, repair parts and other	348	361
LIFO reserve	(7,125)	(6,898)
Total inventories	$59,166	$55,156

NOTE F - GOODWILL

Because economic conditions in the carpet industry deteriorated in the first quarter of 2009, the Company reduced its expectations for the future sales and profitability of the reporting unit ("Fabrica") that had goodwill remaining and tested goodwill for impairment.  As a result of the measurement, the remaining goodwill associated with the 2000 acquisition of Fabrica was determined to be impaired; accordingly, the Company recorded a non-cash goodwill impairment loss of $31,406 in the first quarter of 2009.

NOTE G - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	June 26, 2010	December 26, 2009
Compensation and benefits	$4,925	$3,949
Provision for customer rebates, claims and allowances	3,749	3,895
Outstanding checks in excess of cash	3,545	1,579
Other	5,666	4,468
Total accrued expenses	$17,885	$13,891

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

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Warranty reserve beginning of period	$774	$1,238	$755	$1,363
Warranty liabilities accrued	704	687	1,366	1,355
Warranty liabilities settled	(703)	(597)	(1,419)	(1,307)
Changes for pre-existing warranty liabilities	132	(298)	205	(381)
Warranty reserve end of period	$907	$1,030	$907	$1,030

NOTE I - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	June 26, 2010	December 26, 2009
Senior indebtedness:
Credit line borrowings	$25,323	$25,278
Term loan	12,077	12,830
Equipment financing	5,471	6,908
Capital lease obligations	1,071	1,806
Mortgage note payable	5,882	6,022
Note payable	41	277
Total senior indebtedness	49,865	53,121
Convertible subordinated debentures	12,162	14,662
Total long-term debt	62,027	67,783
Less: current portion of long-term debt	(6,867)	(7,335)
Less: current portion of capital lease obligations	(535)	(1,099)
Total long-term debt, less current portion	$54,625	$59,349

The Company's amended and restated senior loan and security agreement, which matures on May 11, 2013, provides $67,077 of credit, consisting of $55,000 of revolving credit and a $12,077 term loan.  These credit facilities do not contain ongoing financial covenants.  The level of the Company's accounts receivable and inventory limit borrowing availability under the revolving credit facility.  The unused borrowing capacity under the senior loan and security agreement on June 26, 2010 was $10,714.

NOTE J - FAIR VALUE MEASUREMENTS

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

The Company's interest rate swaps are measured under the fair value guidance.  The following table summarizes the hierarchy level the Company used to determine fair value of its interest rate swaps as of June 26, 2010:

	Balance at	Fair Value Hierarchy Level
	June 26, 2010	Level 1		Level 2	Level 3
Liabilities:
Interest rate swaps	$878	$	---	$878	$	---

The fair value of the interest rate swaps was obtained from external sources and was determined through the use of models that employ various assumptions and relevant economic factors.

The Company's financial instruments are not held or issued for trading purposes.  The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	June 26, 2010		December 26, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$89	$89	$56	$56
Notes receivable, including current portion	419	419	419	419

Financial Liabilities:
Long-term debt and capital leases, including current portion	62,027	64,799	67,783	70,882
Interest rate swaps	878	878	1,031	1,031

The fair values of the Company's long-term debt and capital leases were estimated using market rates the Company believes would be available for similar types of financial instruments.  The fair values of cash and cash equivalents and notes receivable approximate their carrying amounts due to the short-term nature of the financial instruments.

The Company's earnings, cash flows and financial position are exposed to market risks relating to interest rates.  It is the Company's policy to minimize its exposure to adverse changes in interest rates and manage interest rate risks inherent in funding the Company with debt.  The Company addresses this financial exposure through a risk management program that includes maintaining a mix of fixed and floating rate debt and the use of interest rate swaps to minimize interest rate volatility.  The Company does not hold speculative financial instruments, nor does it hold or issue financial instruments for trading purposes.

Derivatives designated as cash flow hedges are purchased and relate to specific liabilities on the Company's balance sheet.  The Company assesses, both at inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction are highly effective in offsetting changes in cash flows of the hedged items.  When it is determined that a derivative is not highly effective or the derivative expires, is sold, terminated, or exercised, the Company discontinues hedge accounting for that specific hedge instrument.  The Company recognizes all derivatives on its consolidated condensed balance sheet at fair value.  Changes in the fair value of effective cash flow hedges are deferred in accumulated other comprehensive income ("AOCI").  Changes in the fair value of derivatives that are not effective cash flow hedges are recognized in income.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

The Company was a party to an interest rate swap agreement with a notional amount of $30,000 through May 11, 2010.  Under this interest rate swap agreement, the Company paid a fixed rate of interest of 4.79% times the notional amount and received in return a specified variable rate of interest times the same notional amount.  The interest rate swap agreement hedged the Company's variable rate debt and was considered a highly effective hedge.

On April 7, 2010, the Company entered into an interest rate swap agreement with a notional amount of $25,000 effective May 11, 2010 through May 11, 2013.  The Company did not designate this derivative instrument as a cash flow hedge and as a result recognized the fair value of this instrument in earnings.  Under this interest rate swap agreement, the Company paid a fixed rate of interest of 2.38% times the notional amount and received in return a specified variable rate of interest times the same notional amount.  Due to a significant drop in interest rates, the Company terminated the agreement in July 2010 and paid a termination fee of $300 which represented the fair value of the instrument.  The Company entered into another interest rate swap agreement designated as cash flow hedge with a notional amount of $25,000 effective July 11, 2010 through May 11, 2013.  Under this interest rate swap agreement, the Company pays a fixed rate of interest of 1.42% times the notional amount and receives in return a specified variable rate of interest times the same notional amount.

The Company is also a party to an interest rate swap agreement through March 2013, which is linked to a mortgage and considered a highly effective hedge.  Under the interest rate swap agreement, the Company pays a fixed rate of interest times a notional amount equal to the outstanding balance of the mortgage, and receives in return an amount equal to a specified variable rate of interest times the same notional amount.  At June 26, 2010, the notional amount of the interest rate swap agreement was $5,882.  Under the terms of the interest rate swap agreement, the Company pays a fixed rate of interest through March 2013, which effectively fixes the interest rate on the mortgage at 6.54%.

The following table summarizes the fair values of derivative instruments included in the Company's consolidated condensed balance sheets:

	Liability Derivatives
	June 26, 2010	December 26, 2009
Derivatives designated as hedging instruments:
Interest rate swaps:
Accrued expenses	$259	$590
Other long-term liabilities	275	441
Total	534	1,031

Derivatives not designated as hedging instruments:
Interest rate swaps:
Accrued expenses	344	---
Total	344	---

Total derivatives	$878	$1,031

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

The following table summarizes the pre-tax impact of derivative instruments on the Company's financial statements:

	Three Months Ended		Six Months Ended
	Amount of Gain or (Loss) Recognized in AOCI on Derivative (effective portion)		Amount of Gain or (Loss) Recognized in AOCI on Derivative (effective portion)
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Derivatives designated as hedging instruments:

Cash flow hedges - interest rate swaps	$(108)	$3	$(205)	$(136)

The following table summarizes the pre-tax impact of derivative instruments on the Company's financial statements:

	Three Months Ended		Six Months Ended
	Amount of Gain or (Loss) Reclassified from AOCI into Income (effective portion) (1) (2)		Amount of Gain or (Loss) Reclassified from AOCI into Income (effective portion) (1) (2)
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Derivatives designated as hedging instruments:

Cash flow hedges - interest rate swaps	$(233)	$(394)	$(643)	$(770)

The following table summarizes the pre-tax impact of derivative instruments on the Company's financial statements:

	Three Months Ended			Six Months Ended
	Amount of Gain or (Loss) Recognized in Income on Derivative (3)			Amount of Gain or (Loss) Recognized in Income on Derivative (3)
	June 26, 2010		June 27, 2009	June 26, 2010		June 27, 2009
Derivatives not designated as hedging instruments:

Interest rate swap	$(300)	$	---	$(300)	$	---
(1) The amount of loss reclassified from AOCI is included in interest expense on the Company's consolidated condensed statements of operations.
(2) The amount of loss expected to be reclassified from AOCI into earnings during the next 12 months is $240.
(3) The amount of loss recognized in income on interest rate swaps not designated as hedging instruments is included in other expense on the Company's consolidated condensed statements of operations.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

NOTE K - EMPLOYEE BENEFIT PLANS

The Company sponsors two 401(k) defined contribution plans covering substantially all associates.  The Company generally matches participants' contributions, on a sliding scale, up to a maximum of 5% of the participant's earnings.  The Company will not match participants' contributions for one of the two 401(k) plans for the 2009 and 2010 plan years; accordingly, matching contributions for the 401(k) plans were $30 and $25 for the three months ended June 26, 2010 and June 27, 2009, respectively and $52 and $47 for the six months ended June 26, 2010 and June 27, 2009, respectively.  The Company may make additional contributions to the plan if the Company attains certain performance targets.

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation.  The obligations owed to participants under this plan were $9,794 at June 26, 2010 and $10,595 at December 26, 2009 and are included in other long-term liabilities in the Company's consolidated condensed balance sheets.  The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors.  The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan.  Amounts invested in company-owned life insurance in the Rabbi Trust were $9,802 at June 26, 2010 and $10,690 at December 26, 2009 and are included in other long-term assets in the Company's consolidated condensed balance sheets.

The Company is a contributing employer in a multi-employer pension plan.  Expenses related to the multi-employer pension plan were $61 and $57 for the three months ended June 26, 2010 and June 27, 2009, respectively and $122 and $108 for the six months ended June 26, 2010 and June 27, 2009, respectively.

The Company sponsors a legacy postretirement benefit plan that provides life insurance to a limited number of associates as a result of a prior acquisition.  The Company also sponsors a postretirement benefit plan that provides medical and life insurance for a limited number of associates who retired prior to January 1, 2003.

Components of net periodic benefit cost for all postretirement plans are summarized as follows:

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Amortization of prior service credits	$(22)	$(22)	$(44)	$(44)
Recognized net actuarial gains	(13)	(14)	(26)	(27)
Net periodic benefit credit	$(35)	$(36)	$(70)	$(71)

Amounts contributed or expected to be contributed by the Company during the current fiscal year to its postretirement plans are not anticipated to be significantly different from amounts disclosed in the Company's 2009 Annual Report filed on Form 10-K.

NOTE L - INCOME TAXES

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions.  Unrecognized tax benefits were $52 at June 26, 2010 and December 26, 2009.  Due to the Company's valuation allowances, such benefits, if recognized, would not affect the Company's effective tax rate.  No interest or penalties have been accrued as of June 26, 2010 or December 26, 2009.  The Company does not expect its unrecognized tax benefits to change significantly during the next twelve months.  The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

The following is a summary of the change in the Company's unrecognized tax benefits:

	Six Months Ended
	June 26, 2010	June 27, 2009
Balance at beginning of period	$52	$332
Additions based on tax positions taken during a prior period	---	---
Reductions related to settlement of tax matters	---	---
Reductions related to a lapse of applicable statute of limitations	---	---
Balance at end of period	$52	$332

The Company's effective income tax benefit in the quarter ended June 26, 2010 included a benefit of $199 representing the rate used to value deferred taxes compared with the rate utilized for taxes currently payable related to net deferred tax assets established during the quarter.  The income tax benefit rate in the second quarter of 2009 included an increase in the effective benefit rate as a result of a reduction of $333 in the Company's tax valuation reserve.  The income tax benefit rate in the first six months of 2009 was reduced primarily from the non-tax deductible portion of the Company's $31,406 goodwill impairment in 2009.

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

NOTE M - COMMON STOCK AND EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Loss from continuing operations (1)	$(684)	$(984)	$(3,143)	$(36,425)

Weighted-average shares outstanding (2)	12,532	12,287	12,514	12,261
Participating securities - unvested restricted stock (3)	---	---	---	---

Shares for basic earnings (loss) per share (2)	12,532	12,287	12,514	12,261

Effect of dilutive securities:
Stock options (3)	---	---	---	---
Directors' stock performance units (3)	---	---	---	---

Shares for diluted earnings (loss) per share (2)(3)	12,532	12,287	12,514	12,261

Loss per share:
Basic	$(0.05)	$(0.08)	$(0.25)	$(2.97)
Diluted	(0.05)	(0.08)	(0.25)	(2.97)

(1)

No adjustments needed to the numerator for diluted calculations.

(2)

Includes Common and Class B Common shares, less shares held in treasury, in thousands.

(3)

Because their effects are anti-dilutive, shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock at the end of the relevant period, unvested restricted stock deemed to be participating securities, directors' stock performance units, and shares issuable on conversion of subordinated debentures into shares of Common Stock have been excluded.  Aggregate shares excluded were 1,643 and 1,679, respectively during the three and six months of 2010 and 1,622 and 1,664, respectively during the three and six months of 2009.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

NOTE N - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Net loss	$(744)	$(1,067)	$(3,273)	$(36,624)
Other comprehensive income (loss):
Unrealized loss from interest rate swaps::
Before income taxes	(108)	3	(205)	(136)
Income taxes	(41)	1	(78)	(52)
Net of taxes	(67)	2	(127)	(84)

Reclassification into earnings from interest rate swaps:
Before income taxes	233	394	643	770
Income taxes	88	150	244	293
Net of taxes	145	244	399	477

Unrealized gain on available-for-sale securities:
Before income taxes	---	1	---	55
Income taxes	---	---	---	21
Net of taxes	---	1	---	34

Realized gain on sale of available-for-sale securities:
Before income taxes	---	---	---	(283)
Income taxes	---	---	---	(108)
Net of taxes	---	---	---	(175)

Recognition of net actuarial gain on postretirement benefit plans:
Before income taxes	(13)	(14)	(26)	(27)
Income taxes	(5)	(5)	(10)	(10)
Net of taxes	(8)	(9)	(16)	(17)

Amortization of prior service credits on postretirement benefit plans:
Before income taxes	(22)	(22)	(44)	(44)
Income taxes	(9)	(9)	(17)	(17)
Net of taxes	(13)	(13)	(27)	(27)

Comprehensive loss	$(687)	$(842)	$(3,044)	$(36,416)

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 26, 2009	$(591)	$595	$4

Unrealized loss from interest rate swaps, net of tax of $78	(127)	---	(127)

Reclassification into earnings from interest rate swaps, net of tax of $244	399	---	399

Recognition of net actuarial gain on postretirement benefit plans, net of tax of $10	---	(16)	(16)

Amortization of prior service credits on postretirement benefit plans, net of tax of $17	---	(27)	(27)

Balance at June 26, 2010	$(319)	$552	$233

NOTE O - OTHER (INCOME) EXPENSE

Other (income) expense is summarized as follows:

	Three Months Ended					Six Months Ended
		June 26, 2010		June 27, 2009		June 26, 2010		June 27, 2009
Other operating income:
Gain on sale of operating assets		$(8)		$(171)		$(8)		$(174)
Miscellaneous income		(53)		(135)		(112)		(174)
Other operating income		$(61)		$(306)		$(120)		$(348)

Other operating expense:
Retirement expenses		$86		$98		$197		$164
Miscellaneous expense		5		26		23		141
Other operating expense		$91		$124		$220		$305

Other income:
Sale of available-for-sale securities	$	---	$	---	$	---		$(283)
Miscellaneous income		(10)		(14)		(22)		(36)
Other income		$(10)		$(14)		$(22)		$(319)

Other expense:
Loss on interest rate swap		$300	$	---		$300	$	---
Miscellaneous expense		7		---		17		21
Other expense		$307	$	---		$317		$21

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

NOTE P - FACILITY CONSOLIDATION AND SEVERANCE EXPENSES

In response to the difficult economic conditions, the Company began consolidating its Eton, Georgia carpet tufting operation into its Atmore, Alabama tufting, dyeing and finishing facility beginning in the fourth quarter of 2008.  This consolidation was substantially completed in the first quarter of 2009.  The Company also made organizational and other changes designed to reduce staff and expenses throughout the Company.   In addition, the Company began consolidating its Santa Ana, California tufting plant, a leased facility, into its Santa Ana, California dyeing, finishing and distribution facility, a facility owned by the Company, which was completed during the fourth quarter of 2009. Also, in 2009, the leased facility was vacated and the Company recorded the estimated costs related to its contractual lease obligations and on-going facilities maintenance, net of an estimate of sub-lease expectations.  The lease related to this facility expires in December 2012.

Costs related to the 2008 Facilities Consolidation Plan are summarized as follows:

									As of June 26, 2010
	Accrued Balance at December 26, 2009		2010 Expenses To Date		Cash Payments		Accrued Balance at June 26, 2010		Total Costs Incurred To Date	Total Expected Costs
Equipment and inventory relocation	$	---	$	---	$	---	$	---	$3,193	$3,193
Severance pay and employee relocation		---		---		---		---	1,095	1,095
Leased facilities - obligations (1)		1,588		33		(457)		1,164	1,304	1,378
Totals		$1,588		$33		$(457)		$1,164	$5,592	$5,666

(1) The accrued balance of $1,588 at December 26, 2009 included $317 of previously accrued liabilities associated with the lease obligations that were reclassified to accrued exit cost.

In August 2009, the Company developed and began implementing a plan to realign its organizational structure in the third and fourth quarters of 2009. Under this plan, the Company combined its three residential carpet units into one business with three distinct brands.  As a result, the Company's residential business is organized much like its commercial carpet business and more like the rest of the industry. Costs related to the organization realignment include severance costs, associate relocation expenses and costs related to system modifications necessary to support the realignment. The Company estimates future additional costs under this initiative of approximately $105 during 2010.

Costs related to the 2009 Organization Restructuring Plan are summarized as follows:

						As of June 26, 2010
	Accrued Balance at December 26, 2009	2010 Expenses To Date	Cash Payments	Accrued Balance at June 26, 2010		Total Costs Incurred To Date	Total Expected Costs
Severance pay and employee relocation	$28	$99	$(127)	$	---	$783	$813
Computer systems conversion cost	51	201	(252)		---	367	442
Totals	$79	$300	$(379)	$	---	$1,150	$1,255

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

NOTE Q - DISCONTINUED OPERATIONS

Results associated with operations that have been sold or discontinued are generally classified as discontinued operations for all periods presented.  Discontinued operations are summarized as follows:

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Loss from discontinued operations:
Before income taxes	$(89)	$(125)	$(192)	$(296)
Income tax benefit	(29)	(42)	(62)	(97)
Loss from discontinued operations, net of tax	$(60)	$(83)	$(130)	$(199)

Expenses associated with discontinued operations in 2010 and 2009 primarily consisted of expenses for workers' compensation, and to a lesser extent, other obligations related to businesses sold.

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

OVERVIEW

Demand for products manufactured by the United States carpet industry and our business has been significantly affected by declining demand as tighter credit conditions, lower consumer confidence and other economic factors reduced the level of new residential housing construction, the sales and refurbishment of existing homes and more recently, the levels of commercial construction and refurbishment activity.  As a result of these factors, our sales declined in the year-over-year comparisons during each of the last three years and over 38% for the three year period ended December 26, 2009.  During this same three year period, sales for the carpet industry were down approximately 31%.  During this period, unit production in the carpet industry declined for the fourth consecutive year to a level at 60% of its peak in early 2006. In the latter part of 2008, our sales began slowing at a greater rate than the sales of the carpet industry.  We believe our results reflect the impact of the overall downturn as it reached the higher end of the market where our business is concentrated. We have been reducing costs and conserving capital aggressively in an effort to return our Company to profitability at current sales levels. Certain raw material prices have increased in 2010 and we have implemented sales price increases to recoup these cost increases.

Although the timing of the economic recovery and impact on the markets we serve is still uncertain, we have seen improvement in residential carpet markets in both the quarterly and year-to-date comparisons for 2010 versus 2009 and in the second quarter of 2010 compared with the first quarter of 2010.  However, we believe conditions affecting certain commercial carpet markets may continue to negatively affect demand.

During the second quarter of 2010, sales volume in the carpet industry increased approximately 2% with commercial carpet markets down approximately 2% and residential carpet markets up approximately 4% compared with the second quarter of 2009. In the same period, our total carpet sales increased approximately 13% with residential carpet up approximately 19% and commercial carpet flat. Our sales improvement during the second quarter of 2010 compared with 2009 was primarily a result of improvement in our residential markets relative to the overall market. We believe our position in the upper-end of the market will permit us to benefit from improved conditions and grow our sales at a rate that will exceed the rate of growth of the carpet industry, as and when economic conditions improve further.

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

Including $33 thousand of cost incurred in the first six months of 2010, expenses incurred for the consolidation and organizational changes associated with the 2008 consolidation and cost reduction plan were $5.6 million since inception in the third quarter of 2008.  Cost recognized included $3.2 million of costs to consolidate facilities, $1.1 million of severance and employee relocation expenses and $1.3 million of estimated costs associated with the exit of our leased facility in Santa Ana, California.

During the third quarter of 2009, we developed and began implementing a plan to realign our organizational structure to further reduce cost and streamline operations.  Under the plan, we combined our three residential carpet units into one business with three distinct brands.  As a result, our residential business is organized much like our commercial carpet business and more like the rest of the industry.  Costs of this realignment include severance, limited employee relocation expenses, and computer systems conversion expenses required to support the realignment.  The realignment was substantially complete in the fourth quarter of 2009. Including $300 thousand of cost incurred in the first six months of 2010, costs incurred under this realignment plan were $1.2 million.  We estimate remaining costs of approximately $105 thousand, related to systems modification cost and associate relocation obligations, will be incurred during 2010 pertaining to this plan.

In addition to the facilities consolidations, employee reductions and the organizational realignment, we suspended our match of certain 401(k) contributions for 2009 and lowered the compensation of our exempt salaried associates in March 2009.  We have currently not reinstated the 401(k) match or restored salary reductions.  These actions had a positive impact on our results in 2009 and 2010 and we believe have resulted in additional improvements in operational capabilities, increased fixed cost absorption and further facilitated other cost reductions during 2010.

GOODWILL IMPAIRMENT - 2009

Because economic conditions in the carpet industry deteriorated significantly in the first quarter of 2009, we performed impairment testing of the remaining goodwill associated with our Fabrica reporting unit. The measurement resulted in the impairment of the remaining goodwill associated with the 2000 acquisition of Fabrica International, Inc.; accordingly, we recorded a non-cash goodwill impairment loss of $31.4 million in the first quarter of 2009.

RESULTS OF OPERATIONS

The following table sets forth certain elements of our continuing operating results as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.2%	72.7%	74.8%	76.1%
Gross profit	25.8%	27.3%	25.2%	23.9%
Selling and administrative expense	25.4%	28.3%	26.8%	30.4%
Other operating income	(0.1)%	(0.6)%	(0.1)%	(0.3)%
Other operating expense	0.2%	0.3%	0.2%	0.3%
Facility consolidation and severance expenses	0.2%	0.2%	0.3%	1.7%
Impairment of goodwill	0.0%	0.0%	0.0%	31.3%
Operating income (loss)	0.1%	(0.9)%	(2.0)%	(39.5)%

Net Sales.  Net sales for the quarter ended June 26, 2010 were $59.1 million, an increase of 12.3%, compared with sales of $52.6 million for the year-earlier quarter.  Net sales for the first six months of 2010 were $109.5 million, an increase of 9.3%, compared with sales of $100.2 million for the first six months of 2009. Our year-over-year sales comparison reflected a 12.8% increase in net carpet sales for the second quarter of 2010, with net sales of residential carpet up 19.3% and net sales of commercial carpet flat versus the 2009 period.  For the first six months of 2009, the sales comparison reflected an increase of 9.8% in net carpet sales, with net sales of residential carpet up 17.0% and net sales of commercial carpet down 4.0%.

Cost of Sales.  Cost of sales as a percentage of net sales increased 1.5% in the second quarter of 2010 compared with the second quarter of 2009 and decreased 1.3% for the first six months of 2010 compared with the same periods in 2009.  The second quarter and first six months of 2009 included a reduction in costs of sales as a result of LIFO tier liquidations of $1.0 million, or a reduction of cost of sales as a percentage of sales of 1.9% and 0.9% in the second quarter and first six months of 2009, respectively. Cost of sales was positively affected in the second quarter and first six months of 2010 compared with the 2009 periods as a result of the benefits from cost saving initiatives implemented during 2009.  Additionally, the first quarter of 2009 included the negative effects for lower absorption of fixed costs as operations were scaled back to reduce inventories; thereby reflecting greater improvements in cost of sales in the 2010 versus 2009 six month comparison.

Gross Profit.   Gross profit dollars increased $0.9 million in the second quarter of 2010 and $3.6 million for the first six months of 2010 compared with the same periods in 2009 due primarily to higher sales volume.

Selling and Administrative Expenses.  Selling and administrative expenses decreased as a percentage of sales by 2.9% and 3.6% in the second quarter of 2009 and the first six months of 2010 respectively, compared with the same periods in 2009. The lower selling and administrative expenses as a percentage of net sales reflect the effects of our cost reduction initiatives and the effects of higher sales volume on the fixed components of these expenses.

Other Operating Income.  Other operating income decreased $245 thousand in the second quarter of 2010 and $228 thousand for the first six months of 2010 compared with the same periods in 2009. The decreases were primarily a result of higher gains from the sale of operating assets in 2009.

Other Operating Expense.  Other operating expense decreased $33 thousand in the second quarter of 2010 and $85 thousand for the first six months of 2010 compared with the same periods of 2009.  The decrease in these expenses is primarily due to a lower level of miscellaneous expenses in the 2010 reporting periods.

Facility Consolidation and Severance Expenses and Goodwill Impairment.  During the second quarter and first six months of 2010, we recorded $122 thousand and $333 thousand respectively, of expenses primarily related to associate relocation obligations and completion of computer systems modifications under our restructuring initiatives that were begun in 2008 and 2009.  During the second quarter and first six months of 2009, we recorded $117 thousand and $1.7 million respectively, of expenses related to facilities consolidations and severance cost under our restructuring plans. We recorded a $31.4 million non-cash charge in the first quarter of 2009 to write-off the remainder of our goodwill based on our assessment of its carrying value compared to its estimated recoverability.

Operating Income (Loss).  Our operating income was $59 thousand, or 0.1% of net sales, in the second quarter of 2010 compared with an operating loss of $458 thousand, or 0.9% of net sales, in the second quarter of the prior year. For the first six months of 2010, our operating loss was $2.2 million, compared with an operating loss of $39.6 million, in the first six months of 2009. For the first six months of 2009, the operating loss included $31.4 million of non-cash expenses related to impairment of goodwill and facility consolidations and severance of $1.7 million, or $1.4 million higher than the level of consolidation expenses in the first six months of 2010.

Interest Expense.  Interest expense decreased $328 thousand in the second quarter of 2010 and $579 thousand for the first six months of 2010 compared with the same periods in 2009, principally as a result of lower levels of debt in 2010.

Other Income.  Other income was relatively unchanged in the second quarter of 2010 compared with the second quarter of 2009. Other income decreased $297 in the first six months of 2010 versus the same period in 2009 due to gains from the sale of available-for-sale securities in 2009.

Other Expense. Other expense increased by $307 thousand and $296 thousand in the second quarter and first six months respectively, compared with the 2009 reporting periods. The 2010 periods included a charge of $300 thousand related to an interest rate swap agreement.

Income Tax Benefit.  Our effective income tax benefit rate was 48.2% in the second quarter of 2010 and 35.0% for the first six months of 2010, compared with an effective income tax benefit rate of 46.9% for the second quarter of 2009 and 13.7% for the first six months of 2009. Variation from applicable statutory income tax benefit rates in the second quarter of 2010 was primarily the result of the recognition of additional deferred tax assets at our tax rate applicable to deferred items compared with the tax rates for items that are currently payable. Variation from applicable statutory benefit tax rates in the second quarter of 2009 was principally due to adjustments to our tax valuation reserves. The abnormally low effective tax benefit rate for the first six months of 2009 was principally due to the non-deductible portion of the impairment of goodwill recorded in 2009.

Loss from Continuing Operations.  The loss from continuing operations was $684 thousand, or $0.05 per diluted share in the second quarter of 2010 and $3.1 million, or $0.25 per diluted share, for the first six months of 2010 compared with a loss from continuing operations of $984 thousand, or $0.08 per diluted share in the second quarter of 2009 and $36.4 million, or $2.97 per diluted share for the first six months of 2009. The loss from continuing operations for the first six months of 2010 included $226 thousand, or $0.02 per diluted share of losses associated with consolidation and severance expenses. The loss from continuing operations for the first six months of 2009 included $29.6 million, or $2.41 per diluted share of losses associated with the impairment of goodwill and consolidation and severance expenses.

Net Loss.  Discontinued operations reflected a loss of $60 thousand, or $0.01 per diluted share, in the second quarter of 2010 compared with a loss of $83 thousand, or $0.01 per diluted share, in the same period in 2009. Discontinued operations reflected a loss of $130 thousand, or $0.01 per diluted share, for the first six months of 2010 compared with a loss of $199 thousand, or $0.02 per diluted share, for the first six months of 2009. Including discontinued operations, the net loss was $744 thousand, or $0.06 per diluted share, in the second quarter of 2010 compared with a net loss of $1.1 million, or $0.09 per diluted share, in the second quarter of 2009. The first six months of 2010 reflected a net loss of $3.3 million, or $0.26 per diluted share, compared with a net loss of $36.6 million, or $2.99 per diluted share, in the same period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 26, 2010, we generated $4.1 million of funds through operating activities and $2.0 million from checks issued in excess of cash.  These funds were used primarily to invest $247 thousand in capital assets and reduce debt by $5.8 million.

Working capital was reduced $2.9 million in the first six months of 2010, principally as a result of lower levels of receivables and an increase in accounts payable and accrued expenses.  Trade accounts receivable increased $4.7 million primarily due to an increase in sales and seasonably low accounts receivable at the end of 2009, while income tax receivables decreased $6.9 million primarily due to tax refunds of $6.7 million received in the first quarter of 2010. Inventories increased $4.0 million, primarily in raw materials and work in progress, to support higher levels of business activity from the year end 2009 levels.  Accounts payable and accrued expenses increased $6.4 million principally to support a higher level of sales and production and a reduction in the current portion of debt increased working capital by $1.0 million.

Capital expenditures for the six months ended June 26, 2010 were $247 thousand, while depreciation and amortization was $5.9 million.  We expect capital expenditures to be approximately $2.5 to $3.0 million for fiscal 2010, while depreciation and amortization is expected to be approximately $11.7 million.  Planned capital expenditures in 2010 will be primarily for enhancements to existing equipment and facilities.

We were party to an interest swap agreement with a notional amount $30.0 million through May 11, 2010.  Under this agreement we paid a fixed rate of 4.79%.  On April 7, 2010, we entered into an interest rate swap agreement with a notional amount of $25.0 million effective May 11, 2010 through May 11, 2013.  Under this agreement, we paid a fixed rate of interest of 2.38%. During June, we elected to terminate this agreement as interest rates further declined primarily as a result of uncertainty in international financial conditions. On July 1, 2010 we entered in to a new interest rate swap agreement with a notional amount of $25.0 million effective July 11, 2010 through May 11, 2013. Under this agreement we pay a fixed rate of 1.42% and receive in return a specified variable rate of interest times the same notional amount. As a result of the termination of the April 7, 2010 agreement, we paid $300 thousand in July to terminate the agreement. The favorable rate structure under the new replacement agreement, compared with the terminated agreement, is expected to result in a decrease in our effective interest cost of approximately $690 thousand through May 11, 2013.

We believe our operating cash flows, credit availability under our senior loan and security agreement and other sources of financing are adequate to finance our normal liquidity requirements.  However, unforeseen cash expenditures above our normal liquidity requirements, or significant further deterioration in economic conditions that affect our business, could require supplemental financing or other funding sources.  There can be no assurance that such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us.  The levels of our accounts receivable and inventory limit the borrowing availability under our revolving credit facility.  Unused borrowing capacity under our revolving credit facility was $10.7 million at June 26, 2010.

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

At June 26, 2010, we were a party to an interest rate swap agreement on our mortgage note payable with a notional amount equal to the outstanding balance of the mortgage note ($5,882 at June 26, 2010) which expires in March of 2013.  Under the interest rate swap agreement, we pay a fixed rate of 4.54% of interest times the notional amount and receive in return an amount equal to a specified variable rate of interest times the same notional amount.  The swap agreement effectively fixes the interest rate on the mortgage note payable at 6.54%.

On October 11, 2005, we entered into an interest rate swap agreement with a notional amount of $30,000 through May 11, 2010.  Under this agreement, we paid a fixed rate of interest of 4.79% times the notional amount and received in return a specified variable rate of interest times the same notional amount.  The interest rate swap agreement was linked to our variable rate debt and was considered a highly effective hedge.

On April 7, 2010, we entered into an interest rate swap agreement with a notional amount of $25,000 effective May 11, 2010 through May 11, 2013.  We did not designate this derivative instrument as a cash flow hedge and as a result recognized the fair value of this instrument in earnings. Under this interest rate swap agreement, we paid a fixed rate of interest of 2.38% times the notional amount and received in return a specified variable rate of interest times the same notional amount.  Due to a significant drop in rates, we terminated the agreement in July 2010 and entered into another interest rate swap agreement with a notional amount of $25,000 effective July 11, 2010 through May 11, 2013 which we designated as a cash flow hedge.  Under this interest rate swap agreement, we pay a fixed rate of interest of 1.42% times the notional amount and receive in return a specified variable rate of interest times the same notional amount.

At June 26, 2010, $12,400, or approximately 20% of our total debt, was subject to floating interest rates.  A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $25.

Item 4 - Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 26, 2010, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”).  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of shares of our Common Stock during the three months ended June 26, 2010:

Month Ending	Total Number of Shares Purchased		Average Price Paid Per Share		Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)
May 1, 2010	---	$	---	$		---
May 29, 2010	204		4.99			204
June 26, 2010	---		---			---
Three Months Ended June 26, 2010	204		$4.99		$4,818,029	204

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

THE DIXIE GROUP, INC.
(Registrant)

Date: July 30, 2010	By: /s/ JON A. FAULKNER
Jon A. Faulkner Vice President and Chief Financial Officer

Date: July 30, 2010	By: /s/ D. EUGENE LASATER
D. Eugene Lasater Controller