Form 10-Q
period 2010-09-25
DIXIE GROUP INC
filed 2010-11-04
CIK 29332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 25, 2010
or
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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)	☐	Yes	☒	No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of October 19, 2010
Common Stock, $3 Par Value	11,975,498 shares
Class B Common Stock, $3 Par Value	871,173 shares
Class C Common Stock, $3 Par Value	0 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands, except share data)
	(Unaudited)
	Sept. 25, 2010	Dec. 26, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$136	$56
Receivables (less allowance for doubtful accounts of $519 for 2010 and $737 for 2009)	25,884	26,150
Inventories	59,395	55,156
Other current assets	5,620	4,683
TOTAL CURRENT ASSETS	91,035	86,045

PROPERTY, PLANT AND EQUIPMENT
Land and improvements	6,088	6,088
Buildings and improvements	47,286	47,215
Machinery and equipment	125,147	124,157
	178,521	177,460
Less accumulated depreciation and amortization	(106,081)	(97,704)
NET PROPERTY, PLANT AND EQUIPMENT	72,440	79,756

OTHER ASSETS
Other long-term assets	13,042	13,255
TOTAL OTHER ASSETS	13,042	13,255
TOTAL ASSETS	$176,517	$179,056

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$12,478	$10,854
Accrued expenses	16,598	13,891
Current portion of long-term debt	6,985	8,434
TOTAL CURRENT LIABILITIES	36,061	33,179

LONG-TERM DEBT
Senior indebtedness	50,326	46,480
Capital lease obligations	570	707
Convertible subordinated debentures	9,662	12,162
TOTAL LONG-TERM DEBT	60,558	59,349

DEFERRED INCOME TAXES	3,880	5,830
OTHER LONG-TERM LIABILITIES	13,143	13,191
COMMITMENTS AND CONTINGENCIES	---	---

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued - 15,919,068 shares for 2010 and 15,830,854 shares for 2009	47,757	47,493
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued - 871,173 shares for 2010 and 858,447 shares for 2009	2,614	2,575
Additional paid-in capital	137,043	136,710
Accumulated deficit	(66,108)	(60,938)
Accumulated other comprehensive income (loss)	(48)	4
	121,258	125,844
Less Common Stock in treasury at cost - 3,943,570 shares for 2010 and 3,926,435 shares for 2009	(58,383)	(58,337)
TOTAL STOCKHOLDERS' EQUITY	62,875	67,507
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$176,517	$179,056

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	Sept. 25, 2010	Sept. 26, 2009	Sept. 25, 2010	Sept. 26, 2009
Net sales	$56,676	$50,487	$166,188	$150,698
Cost of sales	44,097	36,911	126,020	113,166

Gross profit	12,579	13,576	40,168	37,532
Selling and administrative expenses	14,129	14,857	43,513	45,338
Other operating income	(34)	(212)	(154)	(560)
Other operating expense	117	79	337	384
Facility consolidation and severance expenses	304	563	637	2,295
Impairment of goodwill	---	---	---	31,406

Operating loss	(1,937)	(1,711)	(4,165)	(41,331)

Interest expense	904	1,347	3,221	4,243
Other income	(11)	(20)	(33)	(339)
Other expense	4	146	320	167

Loss from continuing operations before taxes	(2,834)	(3,184)	(7,673)	(45,402)
Income tax benefit	(965)	(1,167)	(2,661)	(6,960)

Loss from continuing operations	(1,869)	(2,017)	(5,012)	(38,442)
Income (loss) from discontinued operations, net of tax	(28)	23	(158)	(176)
Net loss	$(1,897)	$(1,994)	$(5,170)	$(38,618)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.15)	$(0.16)	$(0.40)	$(3.13)
Discontinued operations	(0.00)	0.00	(0.01)	(0.01)
Net loss	$(0.15)	$(0.16)	$(0.41)	$(3.14)

BASIC SHARES OUTSTANDING	12,533	12,325	12,520	12,283

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.15)	$(0.16)	$(0.40)	$(3.13)
Discontinued operations	(0.00)	0.00	(0.01)	(0.01)
Net loss	$(0.15)	$(0.16)	$(0.41)	$(3.14)

DILUTED SHARES OUTSTANDING	12,533	12,325	12,520	12,283

DIVIDENDS PER SHARE:
Common Stock	---	---	---	---
Class B Common Stock	---	---	---	---

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Nine Months Ended
	Sept. 25, 2010	Sept. 26, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(5,012)	$(38,442)
Loss from discontinued operations	(158)	(176)
Net loss	(5,170)	(38,618)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	8,870	10,467
Change in deferred income taxes	(3,312)	(4,996)
Net gain on property, plant and equipment disposals	(2)	(185)
Gain on sale of available-for-sale securities	---	(292)
Stock-based compensation expense	696	928
Impairment of goodwill	---	31,406
Write-off of deferred financing costs	---	133
Changes in operating assets and liabilities:
Receivables	266	7,874
Inventories	(4,239)	16,014
Other current assets	425	271
Accounts payable and accrued expenses	3,375	(2,943)
Other operating assets and liabilities	(96)	(2,486)
NET CASH PROVIDED BY OPERATING ACTIVITIES	813	17,573

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	10	1,924
Purchase of property, plant and equipment	(1,286)	(2,163)
Proceeds from sale of available-for-sale securities	---	292
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,276)	53

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on credit line	6,797	(9,807)
Payments on term loan	(1,130)	(1,130)
Payments on equipment financing	(2,096)	(2,356)
Payments on capitalized leases	(1,032)	(1,034)
Payments on mortgage note payable	(213)	(198)
Payments on subordinated indebtedness	(2,500)	(2,500)
Borrowings on note payable	87	466
Payments on note payable	(280)	(75)
Change in outstanding checks in excess of cash	956	(959)
Common stock acquired for treasury	(46)	(29)
Payments for debt issuance cost	---	(15)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	543	(17,637)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	80	(11)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	56	113

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$136	$102

Supplemental Cash Flow Information:
Interest paid	$2,929	$3,875
Income taxes paid (received), net of tax refunds	(6,928)	(4,750)
Equipment purchased under capital leases	127	---

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC. CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED) (dollars in thousands)
	Common Stock and Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Stockholders' Equity
Balance at Dec. 26, 2009	$50,068	$136,710	$(60,938)	$4	$(58,337)	$67,507
Common Stock acquired for treasury - 17,135 shares	---	---	---	---	(46)	(46)
Restricted stock grants issued - 100,940 shares	303	(303)	---	---	---	---
Stock-based compensation expense	---	636	---	---	---	636
Comprehensive Income (Loss):
Net loss	---	---	(5,170)	---	---	(5,170)
Unrealized loss from interest rate swaps, net of tax of $284	---	---	---	(463)	---	(463)
Reclassification into earnings from interest rate swaps, net of tax of $292	---	---	---	476	---	476
Postretirement benefit plans:
Recognition of net actuarial gain, net of tax of $15	---	---	---	(24)	---	(24)
Amortization of prior service credits, net of tax of $25	---	---	---	(41)	---	(41)
Total Comprehensive Loss	---	---	(5,170)	(52)	---	(5,222)
Balance at Sept. 25, 2010	$50,371	$137,043	$(66,108)	$(48)	$(58,383)	$62,875
See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements which do not include all the information and footnotes required by such accounting principles for annual financial statements.  In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which includes consolidated financial statements for the fiscal year ended December 26, 2009.  Operating results for the three month and nine month periods ended September 25, 2010 are not necessarily indicative of the results that may be expected for the entire 2010 year.

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

The Company's stock compensation expense was $199 and $696 for the three and nine months ended September 25, 2010 and $293 and $928 for the three and nine months ended September 26, 2009, respectively.

On March 2, 2010, the Company granted 100,940 shares of restricted stock to officers and other key employees.  The grant-date fair value of the awards was $266, or $2.635 per share, and will be recognized as stock compensation expense over the vesting periods which range from 2 to 17 years from the date the awards were granted.  Each award is subject to a continued service condition.  The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

NOTE D - RECEIVABLES

Receivables are summarized as follows:

	Sept. 25, 2010	Dec. 26, 2009
Customers, trade	$24,703	$18,522
Income taxes	75	6,953
Other receivables	1,625	1,412
Gross receivables	26,403	26,887
Less allowance for doubtful accounts	(519)	(737)
Net receivables	$25,884	$26,150

The Company had notes receivable in the amount of $419 at September 25, 2010 and December 26, 2009.  The current portions of notes receivable are included in other receivables above and the non-current portions are included in other long-term assets in the Company's consolidated condensed balance sheets.

NOTE E - INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method, which generally matches current costs of inventory sold with current revenues, for substantially all inventories.  Reduction of inventory quantities in 2009 resulted in liquidations of LIFO inventories carried at lower costs established in prior years, which decreased cost of sales by $116 and $1,136 for the three and nine month periods ended September 26, 2009, respectively.  Inventories are summarized as follows:

	Sept. 25, 2010	Dec. 26, 2009
Raw materials	$19,008	$17,048
Work-in-process	10,437	9,357
Finished goods	36,729	35,288
Supplies, repair parts and other	342	361
LIFO reserve	(7,121)	(6,898)
Total inventories	$59,395	$55,156

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

NOTE G - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	Sept. 25, 2010	Dec. 26, 2009
Compensation and benefits	$4,327	$3,949
Provision for customer rebates, claims and allowances	4,037	3,895
Outstanding checks in excess of cash	2,535	1,579
Other	5,699	4,468
Total accrued expenses	$16,598	$13,891

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

	Three Months Ended		Nine Months Ended
	Sept. 25, 2010	Sept. 26, 2009	Sept. 25, 2010	Sept. 26, 2009
Warranty reserve beginning of period	$907	1,030	$755	$1,363
Warranty liabilities accrued	655	605	2,021	1,960
Warranty liabilities settled	(661)	(540)	(2,080)	(1,847)
Changes for pre-existing warranty liabilities	(22)	(278)	183	(659)
Warranty reserve end of period	$879	817	$879	$817

NOTE I - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	Sept. 25, 2010	Dec. 26, 2009
Senior indebtedness:
Credit line borrowings	$32,075	$25,278
Term loan	11,700	12,830
Equipment financing	4,813	6,908
Capital lease obligations	901	1,806
Mortgage note payable	5,809	6,022
Note payable	83	277
Total senior indebtedness	55,381	53,121
Convertible subordinated debentures	12,162	14,662
Total long-term debt	67,543	67,783
Less: current portion of long-term debt	(6,654)	(7,335)
Less: current portion of capital lease obligations	(331)	(1,099)
Total long-term debt, less current portion	$60,558	$59,349

The Company's amended and restated senior loan and security agreement, which matures on May 11, 2013, provides $66,700 of credit, consisting of $55,000 of revolving credit and a $11,700 term loan.  These credit facilities do not contain ongoing financial covenant tests.  The level of accounts receivable and inventory limit the borrowing availability under the revolving credit facility.  The unused borrowing capacity under the senior loan and security agreement on September 25, 2010 was $7,183.

The Company's amended and restated senior loan and security agreement, which matures on May 11, 2013, will accelerate if the Company fails, by January 15, 2012, to either (a) repay the Company's 7% convertible subordinated debentures or (b) refinance the debentures as contemplated by the Company's senior loan and security agreement and establish a reserve equal to such debentures then outstanding principal balance plus accrued interest. The Company believes cash availability will be sufficient to satisfy the above obligation through either internally generated cash flow or refinancing, although there can be no assurances that the Company will be able to repay the debentures, attain such refinancing, or have adequate reserves as required under the loan agreement.

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

The Company's interest rate swaps are measured under the fair value guidance.  The following table summarizes the hierarchy level the Company used to determine fair value of its interest rate swaps as of September 25, 2010:

	Balance at	Fair Value Hierarchy Level
	Sept. 25, 2010	Level 1		Level 2	Level 3
Liabilities:
Interest rate swaps	$972	$	---	$972	$	---

The fair value of the interest rate swaps was obtained from external sources and was determined through the use of models that employ various assumptions and relevant economic factors.

The Company's financial instruments are not held or issued for trading purposes.  The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	Sept. 25, 2010		Dec. 26, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$136	$136	$56	$56
Notes receivable, including current portion	419	419	419	419

Financial Liabilities:
Long-term debt and capital leases, including current portion	67,543	70,524	67,783	70,882
Interest rate swaps	972	972	1,031	1,031

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

Derivatives designated as cash flow hedges are purchased and relate to specific liabilities on the Company's balance sheet.  The Company assesses, both at inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction are highly effective in offsetting changes in cash flows of the hedged items.  When it is determined that a derivative is not highly effective or the derivative expires, is sold or is terminated, the Company discontinues hedge accounting for that specific hedge instrument.  The Company recognizes all derivatives on its consolidated condensed balance sheet at fair value.  Changes in the fair value of effective cash flow hedges are deferred in accumulated other comprehensive income ("AOCI").  Changes in the fair value of derivatives that are not effective cash flow hedges are recognized in income.

The Company was a party to an interest rate swap agreement with a notional amount of $30,000 through May 11, 2010.  Under this interest rate swap agreement, the Company paid a fixed rate of interest of 4.79% times the notional amount and received in return a specified variable rate of interest times the same notional amount.  The interest rate swap agreement hedged the Company's variable rate interest payments and was considered a highly effective hedge.

On April 7, 2010, the Company entered into an interest rate swap agreement with a notional amount of $25,000 effective May 11, 2010 through May 11, 2013.  The Company did not designate this derivative instrument as a cash flow hedge and as a result recognized the fair value of this instrument in earnings.  Under this interest rate swap agreement, the Company paid a fixed rate of interest of 2.38% times the notional amount and received in return a specified variable rate of interest times the same notional amount.  Due to a significant drop in rates, the Company terminated the agreement in July 2010 and paid a termination fee of $300 which represented the fair value of the instrument.  The Company entered into another interest rate swap agreement designated as cash flow hedge with a notional amount of $25,000 effective July 11, 2010 through May 11, 2013.  Under this interest rate swap agreement, the Company pays a fixed rate of interest of 1.42% times the notional amount and receives in return a specified variable rate of interest times the same notional amount.

The Company is also a party to an interest rate swap agreement through March 2013, which is linked to a mortgage and considered a highly effective hedge.  Under the interest rate swap agreement, the Company pays a fixed rate of interest times a notional amount equal to the outstanding balance of the mortgage, and receives in return an amount equal to a specified variable rate of interest times the same notional amount.  At September 25, 2010, the notional amount of the interest rate swap agreement was $5,809.  Under the terms of the interest rate swap agreement, the Company pays a fixed rate of interest through March 2013, which effectively fixes the interest rate on the mortgage at 6.54%.

The following table summarizes the fair values of derivative instruments included in the Company's consolidated condensed balance sheets:

	Liability Derivatives
		Sept. 25, 2010		Dec. 26, 2009
Derivatives designated as hedging instruments:

Interest rate swaps:
Accrued expenses		$532		$590
Other long-term liabilities		440		441
Total		$972		$1,031

Derivatives not designated as hedging instruments:

Interest rate swaps:
Accrued expenses	$	---	$	---
Total	$	---	$	---

Total derivatives		$972		$1,031

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

The following table summarizes the pre-tax impact of derivative instruments on the Company's financial statements:

	Three Months Ended		Nine Months Ended
	Amount of Gain or (Loss) Recognized in AOCI on Derivative (effective portion)		Amount of Gain or (Loss) Recognized in AOCI on Derivative (effective portion)
	Sept. 25, 2010	Sept. 26, 2009	Sept. 25, 2010	Sept. 26, 2009
Derivatives designated as hedging instruments:

Cash flow hedges - interest rate swaps	$(541)	$(177)	$(747)	$(313)

The following table summarizes the pre-tax impact of derivative instruments on the Company's financial statements:

	Three Months Ended		Nine Months Ended
	Amount of Gain or (Loss) Reclassified from AOCI into Income (effective portion) (1) (2)		Amount of Gain or (Loss) Reclassified from AOCI into Income (effective portion) (1) (2)
	Sept. 25, 2010	Sept. 26, 2009	Sept. 25, 2010	Sept. 26, 2009
Derivatives designated as hedging instruments:

Cash flow hedges - interest rate swaps	$(125)	$(406)	$(768)	$(1,176)

The following table summarizes the pre-tax impact of derivative instruments on the Company's financial statements:

	Three Months Ended				Nine Months Ended
	Amount of Gain or (Loss) Recognized in Income on Derivative (3)				Amount of Gain or (Loss) Recognized in Income on Derivative (3)
		Sept. 25, 2010		Sept. 26, 2009	Sept. 25, 2010		Sept. 26, 2009
Derivatives not designated as hedging instruments:
Interest rate swap	$	---	$	---	$(300)	$	---

	Three Months Ended		Nine Months Ended
	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion)(4)		Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion)(4)
	Sept. 25, 2010	Sept. 26, 2009	Sept. 25, 2010	Sept. 26, 2009
Derivatives designated as hedging instruments:

Cash flow hedges - interest rate swaps	$(3)	---	(3)	---

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

(1)

The amount of loss reclassified from AOCI is included in interest expense on the Company's consolidated condensed statements of operations.

(2)

The amount of loss expected to be reclassified from AOCI into earnings during the next 12 months subsequent to September 25, 2010 is $532.

(3)

The amount of loss recognized in income on interest rate swaps not designated as hedging instruments is included in other expense on the Company's consolidated condensed statements of operations.

(4)

The amount of loss recognized in income on the ineffective portion of interest rate swaps is included in other expense on the Company's consolidated condensed statements of operations.

NOTE K - EMPLOYEE BENEFIT PLANS

The Company sponsors two 401(k) defined contribution plans covering substantially all associates.  The Company generally matches participants' contributions, on a sliding scale, up to a maximum of 5% of the participant's earnings.  The Company will not match participants' contributions for one of the two 401(k) plans for the 2009 and 2010 plan years; accordingly, matching contributions for the 401(k) plans were $30 and $28 for the three months ended September 25, 2010 and September 26, 2009, respectively and $82 and $75 for the nine months ended September 25, 2010 and September 26, 2009, respectively.  The Company, at its discretion, could make additional contributions to the plan if the Company attains certain performance targets.

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation.  The obligations owed to participants under this plan were $10,667 at September 25, 2010 and $10,595 at December 26, 2009 and are included in other long-term liabilities in the Company's consolidated condensed balance sheets.  The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors.  The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan.  Amounts invested in company-owned life insurance in the Rabbi Trust were $10,705 at September 25, 2010 and $10,690 at December 26, 2009 and are included in other long-term assets in the Company's consolidated condensed balance sheets.

The Company is a contributing employer in a multi-employer pension plan.  Expenses related to the multi-employer pension plan were $62 and $56 for the three months ended September 25, 2010 and September 26, 2009, respectively and $184 and $164 for the nine months ended September 25, 2010 and September 26, 2009, respectively.

The Company sponsors a legacy postretirement benefit plan that provides life insurance to a limited number of associates as a result of a prior acquisition.  The Company also sponsors a postretirement benefit plan that provides medical and life insurance for a limited number of associates who retired prior to January 1, 2003.

Components of net periodic benefit cost for all postretirement plans are summarized as follows:

	Three Months Ended		Nine Months Ended
	Sept. 25, 2010	Sept. 26, 2009	Sept. 25, 2010	Sept. 26, 2009
Amortization of prior service credits	$(22)	$(22)	$(66)	$(66)
Recognized net actuarial gains	(13)	(14)	(39)	(41)
Net periodic benefit credit	$(35)	$(36)	$(105)	$(107)

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

NOTE L - INCOME TAXES

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions.  Unrecognized tax benefits were $52 at September 25, 2010 and December 26, 2009.  Due to the Company's valuation allowances, such benefits, if recognized, would not affect the Company's effective tax rate.  No interest or penalties have been accrued as of September 25, 2010 or December 26, 2009.  The Company does not expect its unrecognized tax benefits to change significantly during the next twelve months.  The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense.

The following is a summary of the change in the Company's unrecognized tax benefits:

	Nine Months Ended
	Sept. 25, 2010	Sept. 26, 2009
Balance at beginning of period	$52	$332
Additions based on tax positions taken during a prior period	---	---
Reductions related to settlement of tax matters	---	(216)
Reductions related to a lapse of applicable statute of limitations	---	(34)
Balance at end of period	$52	$82

The income tax benefit for the nine months ended September 26, 2009 includes a $2,992 benefit from the write-off of the tax deductible component of the Company's $31,406 goodwill impairment.

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

NOTE M - COMMON STOCK AND EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended		Nine Months Ended
	Sept. 25, 2010	Sept. 26, 2009	Sept. 25, 2010	Sept. 26, 2009
Loss from continuing operations (1)	$(1,869)	$(2,017)	$(5,012)	$(38,442)

Weighted-average shares outstanding (2)	12,533	12,325	12,520	12,283
Participating securities - unvested restricted stock (3)	---	---	---	---

Shares for basic earnings (loss) per share (2)	12,533	12,325	12,520	12,283

Effect of dilutive securities:
Stock options (3)	---	---	---	---
Directors' stock performance units (3)	---	---	---	---

Shares for diluted earnings (loss) per share (2)(3)	12,533	12,325	12,520	12,283

Loss per share:
Basic	$(0.15)	$(0.16)	$(0.40)	$(3.13)
Diluted	(0.15)	(0.16)	(0.40)	(3.13)

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

(1)

No adjustments needed to the numerator for diluted calculations.

(2)

Includes Common and Class B Common shares, less shares held in treasury, in thousands.

(3)

Because their effects are anti-dilutive, shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock at the end of the relevant period, unvested restricted stock deemed to be participating securities, directors' stock performance units, and shares issuable on conversion of subordinated debentures into shares of Common Stock have been excluded.  Aggregate shares excluded were 1,643 and 1,667, respectively during the three and nine months of 2010 and 1,575 and 1,612, respectively during the three and nine months of 2009.

NOTE N - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	Sept. 25, 2010	Sept. 26, 2009	Sept. 25, 2010	Sept. 26, 2009
Net loss	$(1,897)	$(1,994)	$(5,170)	$(38,618)
Other comprehensive income (loss):
Unrealized loss from interest rate swaps:
Before income taxes	(541)	(177)	(747)	(313)
Income taxes	(205)	(67)	(284)	(119)
Net of taxes	(336)	(110)	(463)	(194)

Reclassification into earnings from interest rate swaps:
Before income taxes	125	406	768	1,176
Income taxes	48	154	292	447
Net of taxes	77	252	476	729

Unrealized gain on available-for-sale securities:
Before income taxes	---	2	---	57
Income taxes	---	1	---	22
Net of taxes	---	1	---	35

Realized gain on sale of available-for-sale securities:
Before income taxes	---	(9)	---	(292)
Income taxes	---	(3)	---	(111)
Net of taxes	---	(6)	---	(181)

Recognition of net actuarial gain on postretirement benefit plans:
Before income taxes	(13)	(14)	(39)	(41)
Income taxes	(5)	(6)	(15)	(16)
Net of taxes	(8)	(8)	(24)	(25)

Amortization of prior service credits on postretirement benefit plans:
Before income taxes	(22)	(22)	(66)	(66)
Income taxes	(8)	(8)	(25)	(25)
Net of taxes	(14)	(14)	(41)	(41)
Comprehensive loss	$(2,178)	$(1,879)	$(5,222)	$(38,295)

THE DIXIE GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(dollars in thousands, except per share data) - Cont'd.

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 26, 2009	$(591)	$595	$4

Unrealized loss from interest rate swaps, net of tax of $284	(463)	---	(463)

Reclassification into earnings from interest rate swaps, net of tax of $292	476	---	476

Recognition of net actuarial gain on postretirement benefit plans, net of tax of $15	---	(24)	(24)

Amortization of prior service credits on postretirement benefit plans, net of tax of $25	---	(41)	(41)

Balance at September 25, 2010	$(578)	$530	$(48)

NOTE O - OTHER (INCOME) EXPENSE

Other (income) expense is summarized as follows:

	Three Months Ended					Nine Months Ended
		Sept. 25, 2010		Sept. 26, 2009		Sept. 25, 2010		Sept. 26, 2009
Other operating income:
Gain on sale of operating assets	$	---		$(15)		$(8)		$(188)
Insurance proceeds		---		(62)		---		(62)
Miscellaneous income		(34)		(135)		(146)		(310)
Other operating income		$(34)		$(212)		$(154)		$(560)

Other operating expense:
Loss on disposal of operating assets		$6		$3		$6		$3
Retirement expenses		67		72		264		236
Miscellaneous expense		44		4		67		145
Other operating expense		$117		$79		$337		$384

Other income:
Sale of available-for-sale securities	$	---		$(9)	$	---		$(292)
Miscellaneous income		(11)		(11)		(33)		(47)
Other income		$(11)		$(20)		$(33)		$(339)

Other expense:
Loss on interest rate swap	$	---	$	---		$300	$	---
Write-off deferred financing costs		---		133		---		133
Miscellaneous expense		4		13		20		34
Other expense		$4		$146		$320		$167

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

Costs related to the Facilities Consolidation Plan established in 2008 are summarized as follows:

									As of September 25, 2010
	Accrued Balance at Dec. 26, 2009		2010 Expenses To Date		2010 Cash Payments		Accrued Balance at Sept. 25, 2010		Total Costs Incurred To Date	Total Expected Costs
Equipment and inventory relocation	$	---	$	---	$	---	$	---	$3,193	$3,193
Severance pay and employee relocation		---		---		---		---	1,095	1,095
Leased facilities - obligations (1)		1,588		211		(656)		1,143	1,482	1,545
Totals		$1,588		$211		$(656)		$1,143	$5,770	$5,833

(1)  The accrued balance of $1,588 at December 26, 2009 included $317 of previously accrued liabilities associated with the lease obligations that were reclassified to accrued exit cost.

In August 2009, the Company developed and began implementing a plan to realign its organizational structure in the third and fourth quarters of 2009. Under this plan, the Company combined its three residential carpet units into one business with three distinct brands.  As a result, the Company's residential business is organized much like its commercial carpet business and more like the rest of the industry.  Costs related to the organization realignment include severance costs, associate relocation expenses and costs related to system modifications necessary to support the realignment.  The Company estimates future additional costs under this initiative of approximately $128 during 2010.

Costs related to the Organization Restructuring Plan established in 2009 are summarized as follows:

						As of September 25, 2010
	Accrued Balance at Dec. 26, 2009	2010 Expenses To Date	2010 Cash Payments	Accrued Balance at Sept. 25, 2010		Total Costs Incurred To Date	Total Expected Costs
Severance pay and employee relocation	$28	$113	$(141)	$	---	$797	$925
Computer systems conversion cost	51	313	(342)		22	479	479
Totals	$79	$426	$(483)		$22	$1,276	$1,404

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

NOTE Q - DISCONTINUED OPERATIONS

Results associated with operations that have been sold or discontinued are generally classified as discontinued operations for all periods presented.  Discontinued operations are summarized as follows:

	Three Months Ended		Nine Months Ended
	Sept. 25, 2010	Sept. 26, 2009	Sept. 25, 2010	Sept. 26, 2009
Income (loss) from discontinued operations:
Before income taxes	$(44)	$32	$(236)	$(264)
Income tax provision (benefit)	(16)	9	(78)	(88)
Income (loss) from discontinued operations, net of tax	$(28)	$23	$(158)	$(176)

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

OVERVIEW

Demand for products manufactured by the United States carpet industry and our business has been significantly affected by declining demand as tighter credit conditions, lower consumer confidence and other economic factors reduced the level of new residential housing construction, the sales and refurbishment of existing homes and the levels of commercial construction and refurbishment activity.  As a result of these factors, our sales declined in the year-over-year comparisons during each of the last three years and over 38% for the three year period ended December 26, 2009.  During this same three year period, sales for the carpet industry were down approximately 31%.  During this period, unit production in the carpet industry declined for the fourth consecutive year to a level at 60% of its peak in late 2005.  In the latter part of 2008, our sales began slowing at a greater rate than the sales of the carpet industry.  We believe our results reflect the impact of the overall downturn as it reached the higher end of the market where our business is concentrated.  We have been reducing costs and conserving capital aggressively in an effort to return our Company to profitability at current sales levels.  Certain raw material prices increased in 2010 and we implemented sales price increases to recoup these cost increases.

Although the timing of the economic recovery and impact on the markets we serve is still uncertain, we have improved our market share in residential carpet markets through the introduction of high margin, though lower volume, wool products under the Masland and Fabrica brands, as well as introduction of several highly styled, yet lower margin products using both branded nylon and polyester yarn systems, designed to appeal to the broader consumer market.  These initiatives have been instrumental in the sales improvements we have seen in our residential carpet business in both the quarterly and year-to-date comparisons for 2010 versus 2009.  Although we believe that conditions affecting the residential markets in general are improving, we are uncertain as to the impact of these changes with regard to particular market segments and therefore the resultant effect on our product mix or volume.

In our commercial carpet markets, we experienced significant incremental sales volume increases to the commercial end user market, which generally have larger order volumes but lower incremental margins, in both the third quarter and year-to-date comparisons in 2010 compared with 2009.  We believe conditions affecting the commercial carpet markets are highly uncertain and therefore are unclear as to our future changes in mix or volume although we are currently experiencing stronger order activity for our commercial products, and in particular, modular carpet tile.

During the third quarter of 2010, sales volume in the carpet industry increased 2% with commercial carpet markets up approximately 8% and residential carpet markets down approximately 2% compared with the third quarter of 2009. In the same period, our total carpet sales increased approximately 12% with residential carpet up approximately 16% and commercial carpet up approximately 3%.  Our sales improvement during the third quarter of 2010 compared with 2009 was primarily a result of new product initiatives in our residential markets.  We believe our position in the upper-end of the market will permit us to benefit from improved conditions and grow our sales at a rate that will exceed the rate of growth of the carpet industry, as and when economic conditions improve further.

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

Including $211 thousand of cost incurred in the first nine months of 2010, expenses incurred for the consolidation and organizational changes associated with the 2008 consolidation and cost reduction plan were $5.8 million since inception in the third quarter of 2008.  Cost recognized included $3.2 million of costs to consolidate facilities, $1.1 million of severance and employee relocation expenses and $1.5 million of costs associated with the exit of our leased facility in Santa Ana, California.  The cost associated with the exit of the leased facility may change in the future based on facts and circumstances.

During the third quarter of 2009, we developed and began implementing a plan to realign our organizational structure to further reduce cost and streamline operations.  Under the plan, we combined our three residential carpet units into one business with three distinct brands.  As a result, our residential business is organized much like our commercial carpet business and more like the rest of the industry.  Costs of this realignment include severance, limited employee relocation expenses, and computer systems conversion expenses required to support the realignment.  The realignment was substantially complete in the fourth quarter of 2009.  Including $426 thousand of cost incurred in the first nine months of 2010, costs incurred under this realignment plan were $1.3 million.  We estimate remaining costs of approximately $128 thousand, related to systems modification cost and associate relocation obligations, will be incurred during 2010 pertaining to this plan.

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

RESULTS OF OPERATIONS

The following table sets forth certain elements of our continuing operating results as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	Sept 25, 2010	Sept 26, 2009	Sept 25, 2010	Sept 26, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.8%	73.1%	75.8%	75.1%
Gross profit	22.2%	26.9%	24.2%	24.9%
Selling and administrative expense	24.9%	29.4%	26.2%	30.1%
Other operating income	(0.0)%	(0.4)%	(0.1)%	(0.4)%
Other operating expense	0.2%	0.2%	0.2%	0.3%
Facility consolidation and severance expenses	0.5%	1.1%	0.4%	1.5%
Impairment of goodwill	0.0%	0.0%	0.0%	20.8%
Operating loss	(3.4) %	(3.4)%	(2.5)%	(27.4)%

Net Sales.  Net sales for the quarter ended September 25, 2010 were $56.7 million, an increase of 12.3%, compared with sales of $50.5 million for the year-earlier quarter.  Net sales for the first nine months of 2010 were $166.2 million, an increase of 10.3%, compared with sales of $150.7 million for the first nine months of 2009.  Our year-over-year sales comparison reflected an 11.9% increase in net carpet sales for the third quarter of 2010, with net sales of residential carpet up 16.3% and net sales of commercial carpet up 2.9% versus the 2009 period.  For the first nine months of 2010, the sales comparison reflected an increase of 10.5% in net carpet sales, with net sales of residential carpet up 16.8% and net sales of commercial carpet down 1.7%.

Cost of Sales.  Cost of sales, as a percentage of net sales, increased 4.7% in the third quarter of 2010 compared with the third quarter of 2009 and increased 0.7% for the first nine months of 2010 compared with the same period in 2009.  The third quarter and first nine months of 2009 included a reduction in costs of sales as a result of LIFO tier liquidations of $116 thousand, or 0.2% as a percentage of sales, and $1.1 million, or 0.8% as a percentage of sales, in the third quarter and first nine months of 2009, respectively.  Cost of sales, as a percentage of net sales, was negatively affected in the third quarter of 2010 as production efficiencies declined as we incurred significant costs related to staff increases to support higher production levels and a more diverse product mix.

Gross Profit.   Gross profit dollars decreased $1.0 million in the third quarter of 2010 and increased $2.6 million for the first nine months of 2010 compared with the same periods in 2009. Gross profit was negatively affected in the third quarter and nine months of 2010 as a result of significantly higher manufacturing costs incurred in the third quarter due primarily to inefficiencies created and excess costs incurred to staff our operations to support anticipated higher volumes and a more diverse product mix.  We hired additional production staff, having seen strong order activity in the January through May time frames and thus anticipating a stronger recovery throughout the summer.  However, our order activity dropped significantly in the period of June through August, resulting in excess costs relative to sales for the period.  We have been able to utilize this higher production output as the fall season has had higher levels of demand starting in September.  The third quarter and first nine months of 2009 included a reduction in costs of sales as a result of LIFO tier liquidations of $116 thousand and $1.1 million, respectively.

Selling and Administrative Expenses.  Selling and administrative expenses decreased as a percentage of sales by 4.5% and 3.9% in the third quarter and the first nine months of 2010 respectively, compared with the same periods in 2009.  The lower selling and administrative expenses as a percentage of net sales reflect the effects of our cost reduction initiatives and the effects of higher sales volume on the fixed components of these expenses.

Other Operating Income.  Other operating income decreased $178 thousand in the third quarter of 2010 and $406 thousand for the first nine months of 2010 compared with the same periods in 2009. The third quarter of 2009 included the receipt of insurance proceeds and the nine months of 2009 included the insurance proceeds and higher gains from the sale of operating assets compared with 2010.

Other Operating Expense.  Other operating expense increased $38 thousand in the third quarter of 2010 and decreased $47 thousand for the first nine months of 2010 compared with the same periods of 2009.  The change in the level in the quarterly and year-to-date reporting periods were in miscellaneous expenses.

Facility Consolidation and Severance Expenses and Goodwill Impairment.  During the third quarter and first nine months of 2010, we recorded $304 thousand and $637 thousand respectively, of expenses primarily related to associate relocation obligations and completion of computer systems modifications under our restructuring initiatives that were begun in 2008 and 2009 and exit costs related to our leased facility in California.  During the third quarter and first nine months of 2009, we recorded $563 thousand and $2.3 million respectively, of expenses related to facilities consolidations and severance cost under our restructuring plans.  We recorded a $31.4 million non-cash charge in the first quarter of 2009 to write-off the remainder of our goodwill based on our assessment of its carrying value compared to its estimated recoverability.

Operating Loss.  Our operating loss was $1.9 million, or 3.4% of net sales, in the third quarter of 2010 compared with an operating loss of $1.7 million, or 3.4% of net sales, in the third quarter of the prior year.  For the first nine months of 2010, our operating loss was $4.2 million, compared with an operating loss of $41.3 million, in the first nine months of 2009.  For the first nine months of 2009, the operating loss included $31.4 million of non-cash expenses related to impairment of goodwill and facility consolidations and severance of $2.3 million, or $1.7 million higher than the level of consolidation expenses in the first nine months of 2010.

Interest Expense.  Interest expense decreased $443 thousand in the third quarter of 2010 and $1.0 million for the first nine months of 2010 compared with the same periods in 2009, principally as a result of lower levels of debt in 2010.

Other Income.  Other income was relatively unchanged in the third quarter of 2010 compared with the third quarter of 2009.  Other income decreased $306 in the first nine months of 2010 versus the same period in 2009 due to gains from the sale of available-for-sale securities in 2009.

Other Expense.  Other expense decreased by $142 thousand in the third quarter of 2010 compared with the same period in 2009 primarily as a result of the write-off of deferred financing cost in the 2009 period.  Other expense increased $153 thousand in the first nine months of 2010 compared with the first nine months of 2009.  The increase in the nine month period of 2010 resulted from a charge related to an interest rate swap agreement, offset by the 2009 deferred financing cost write-off.

Income Tax Benefit.  Our effective income tax benefit rate was 34.1% in the third quarter of 2010 and 34.7% for the first nine months of 2010, compared with an effective income tax benefit rate of 36.7% for the third quarter of 2009 and 15.3% for the first nine months of 2009.  The abnormally low effective tax benefit rate for the first nine months of 2009 was principally due to the non-deductible portion of the impairment of goodwill recorded in 2009.

Loss from Continuing Operations.  The loss from continuing operations was $1.9 million, or $0.15 per diluted share in the third quarter of 2010 and $5.0 million, or $0.40 per diluted share, for the first nine months of 2010 compared with a loss from continuing operations of $2.0 million, or $0.16 per diluted share in the third quarter of 2009 and $38.4 million, or $3.13 per diluted share for the first nine months of 2009.  The loss from continuing operations for the first nine months of 2010 included $428 thousand, or $0.03 per diluted share of losses associated with consolidation and severance expenses.  The loss from continuing operations for the first nine months of 2009 included $29.9 million, or $2.44 per diluted share of losses associated with the impairment of goodwill and consolidation and severance expenses.

Net Loss.  Discontinued operations reflected a loss of $28 thousand, or $0.00 per diluted share, in the third quarter of 2010 compared with income of $23 thousand, or $0.00 per diluted share, in the same period in 2009.  Discontinued operations reflected a loss of $158 thousand, or $0.01 per diluted share, for the first nine months of 2010 compared with a loss of $176 thousand, or $0.01 per diluted share, for the first nine months of 2009.  Including discontinued operations, the net loss was $1.9 million, or $0.15 per diluted share, in the third quarter of 2010 compared with a net loss of $2.0 million, or $0.16 per diluted share, in the third quarter of 2009.  The first nine months of 2010 reflected a net loss of $5.2 million, or $0.41 per diluted share, compared with a net loss of $38.6 million, or $3.14 per diluted share, in the same period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 25, 2010, we generated $813 thousand of funds through operating activities and $956 thousand from checks issued in excess of cash.  These funds were used primarily to invest $1.3 million in capital assets and reduce debt by $367 thousand.

Working capital increased $2.1 million in the first nine months of 2010.  Although total receivables declined $266 thousand during the first nine months of 2010, trade accounts receivable increased $6.4 million primarily due to an increase in sales and seasonably low accounts receivable at the end of 2009, while income tax receivables decreased $6.9 million primarily due to tax refunds of $6.7 million received in the first quarter of 2010 while all other receivables increased $213 thousand.  Inventories increased $4.2 million to support higher levels of business activity from the year end 2009 levels while all other current assets increased $1.0 million, including an increase in deferred tax assets of $1.4 million during the period.  Accounts payable and accrued expenses increased $4.3 million principally to support a higher level of sales and production while a reduction in the current portion of debt increased working capital by $1.4 million.

Capital expenditures for the nine months ended September 25, 2010 were $1.3 million, while depreciation and amortization was $8.9 million.  We expect capital expenditures to be approximately $2.5 million for fiscal 2010, while depreciation and amortization is expected to be approximately $11.6 million.  Capital expenditures in 2010 primarily pertain to enhancements to existing equipment and facilities.

We were party to an interest swap agreement with a notional amount $30.0 million through May 11, 2010.  Under this agreement we paid a fixed rate of 4.79%.  On April 7, 2010, we entered into an interest rate swap agreement with a notional amount of $25.0 million effective May 11, 2010 through May 11, 2013.  Under this agreement, we paid a fixed rate of interest of 2.38%.  During June, we elected to terminate this agreement as interest rates further declined primarily as a result of uncertainty in international financial conditions.  On July 1, 2010, we entered in to a new interest rate swap agreement with a notional amount of $25.0 million effective July 11, 2010 through May 11, 2013.  Under this agreement we pay a fixed rate of 1.42% and receive in return a specified variable rate of interest times the same notional amount.  As a result of the termination of the April 7, 2010 agreement, we paid $300 thousand in July to terminate the agreement.  The favorable rate structure under the new replacement agreement, compared with the terminated agreement, is expected to result in a decrease in our effective interest cost of approximately $690 thousand through May 11, 2013.

We believe our operating cash flows, credit availability under our senior loan and security agreement and other sources of financing are adequate to finance our normal liquidity requirements.  However, unforeseen cash expenditures above our normal liquidity requirements, or significant further deterioration in economic conditions that affect our business, could require supplemental financing or other funding sources.  There can be no assurance that such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us.  The levels of our accounts receivable and inventory limit the borrowing availability under our revolving credit facility.  Unused borrowing capacity under our revolving credit facility was $7.2 million at September 25, 2010.

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

At September 25, 2010, we were a party to an interest rate swap agreement on our mortgage note payable with a notional amount equal to the outstanding balance of the mortgage note ($5,809 at September 25, 2010) which expires in March of 2013.  Under the interest rate swap agreement, we pay a fixed rate of 4.54% of interest times the notional amount and receive in return an amount equal to a specified variable rate of interest times the same notional amount.  The swap agreement effectively fixes the interest rate on the mortgage note payable at 6.54%.

On October 11, 2005, we entered into an interest rate swap agreement with a notional amount of $30,000 through May 11, 2010.  Under this agreement, we paid a fixed rate of interest of 4.79% times the notional amount and received in return a specified variable rate of interest times the same notional amount.  The interest rate swap agreement was linked to our variable rate interest payments and was considered a highly effective hedge.

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

At September 25, 2010, $18,776, or approximately 28% of our total debt, was subject to floating interest rates.  A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $38.

Item 4 - Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated  the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 25, 2010, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”).  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

The U.S. floorcovering industry is cyclical and is influenced by a number of general economic factors.  In general the industry is dependent on residential and commercial construction activity, including new construction as well as remodeling.  New construction is cyclical in nature.  To a somewhat lesser degree, this also is true with residential and commercial remodeling.  A prolonged decline in new construction or remodeling activity could have a material adverse effect on our business, financial condition and results of operations.  The level of commercial and residential market activity in these industries is significantly affected by numerous factors, all of which are beyond our control, including among others:

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

We have significant levels of indebtedness that must be repaid or refinanced.

Our 7% convertible subordinated debentures must either be paid or refinanced and reserved by January 15, 2012.  If these actions are not taken by that time, the payments on our amended and restated senior loan and security agreement will accelerate on that date rather than the current termination date of May 11, 2013.  If our cash flow or profitability are insufficient, the value of our assets securing our loans are insufficient or we are unable to access the debt or equity markets at competitive rates or in sufficient amounts, it could materially adversely affect our ability to pay off or refinance our debts and generate sufficient funds to satisfy the terms of the debentures or the senior loan and security agreement.

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

Various federal, state and local environmental laws govern the use of our current and former facilities. These laws govern such matters as:

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of shares of our Common Stock during the three months ended September 25, 2010:

Month Ending	Total Number of Shares Purchased		Average Price Paid Per Share		Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)
July 31, 2010	---	$	---	$		---
August 28, 2010	---		---			---
September 25, 2010	---		---			---
Three Months Ended September 25, 2010	---	$	---		$4,818,029	---

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

THE DIXIE GROUP, INC.
(Registrant)

Date: November 4, 2010	By: /s/ JON A. FAULKNER
Jon A. Faulkner Vice President and Chief Financial Officer

Date: November 4, 2010	By: /s/ D. EUGENE LASATER
D. Eugene Lasater Controller