Form 10-K
period 2010-12-25
DIXIE GROUP INC
filed 2011-03-14
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________.

Commission File Number 0-2585
The Dixie Group, Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-0183370
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

104 Nowlin Lane, Suite 101, Chattanooga, TN 37421	(423) 510-7000
(Address of principal executive offices and zip code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Class	Name of each exchange on which registered
None	None

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

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 25, 2010 (the last business day of the registrant's most recently completed fiscal second quarter) was approximately $41,971,000.  The aggregate market value was computed by reference to the closing price of the Common Stock on such date.  In making this calculation, the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding Common Stock, and no other persons, are affiliates.  No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of February 18, 2011
Common Stock, $3.00 Par Value	11,975,153	shares
Class B Common Stock, $3.00 Par Value	867,761	shares
Class C Common Stock, $3.00 Par Value	0	shares

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the following document are incorporated by reference:
Proxy Statement of the registrant for annual meeting of shareholders to be held April 26, 2011 (Part III).

THE DIXIE GROUP, INC.

Index to Annual Report
on Form 10-K for
Year Ended December 25, 2010

PART I	Page
Item1. Business	4
Item 1A. Risk Factors	6
Item 1B. Unresolved Staff Comments	8
Item 2. Properties	8
Item 3. Legal Proceedings	8
Item 4. [Removed and Reserved]	8
Executive Officers of the Registrant	9
PART II
Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10
Item 6. Selected Financial Data	12
Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition	13
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	20
Item 8. Financial Statements and Supplementary Data	20
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	20
Item 9A. Controls and Procedures	20
Item 9B. Other Information	21
PART III
Item 10. Directors, Executive Officers and Corporate Governance	22
Item 11. Executive Compensation	22
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	22
Item 13. Certain Relationships and Related Transactions and Director Independence	22
Item 14. Principal Accounting Fees and Services	22
PART IV
Item 15. Exhibits and Financial Statement Schedules	23
SIGNATURES	23
CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	26
Consolidated Balance Sheets - December 25, 2010 and December 26, 2009	27
Consolidated Statements of Operations - Years ended December 25, 2010, December 26, 2009, and December 27, 2008	28
Consolidated Statements of Cash Flows - Years ended December 25, 2010, December 26, 2009, and December 27, 2008	29
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) - Years ended December 25, 2010, December 26, 2009, and December 27, 2008	30
Notes to Consolidated Financial Statements	33
Exhibit Index	58

EXPLANATORY NOTE

The Dixie Group, Inc. and its subsidiaries' ("the "Company") Consolidated Financial Statements at and for the fiscal years ended December 26, 2009 and December 27, 2008 and related financial information have been restated to correct accounting errors. A summary of the accounting errors is as follows:

(1) Environmental liabilities related to discontinued operations that the Company previously concluded were not estimable, were estimated and recorded for periods prior to fiscal 2006 and assessed for each subsequent fiscal period to reflect the financial effects during and as of the end of each fiscal period. The most significant impact was a reduction to beginning retained earnings (accumulated deficit) by approximately $937 thousand for the earliest period presented of 2008 in the financial statements;

(2) During fiscal 2010, the Company entered into a Voluntary Disclosure Agreement (“VDA”) for the fiscal periods of 2006 through 2010 upon determining that certain duties for shipments into Canada had been incorrectly calculated during such fiscal periods. The estimate of the liability is approximately $252 thousand, $130 thousand of which pertains to fiscal years 2009 and 2008.

For further details on the nature of the corrections and the related effects on the Company's previously issued consolidated financial statements, see Note B, "Restatements of Consolidated Financial Statements". Restated financial data included in Part II, Item 8, "Financial Statements and Supplementary Data", Part II, Item 5, Sub-section “Quarterly Financial Data, Dividends and Price Range of Common Stock” and Item 6 “Selected Financial Data” have been identified with the notation "As Restated" where appropriate. Where applicable throughout this Annual Report, the term "As Previously Reported" will be used to refer to balances from the 2009 and 2008 Consolidated Financial Statements as reported prior to restatement for the errors.

Revisions to the previously filed financial statements were not considered material to the Company's financial statements or trend of earnings. As a result, we have not filed amendments to any previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in previously filed reports should no longer be relied upon.

FORWARD-LOOKING INFORMATION

This Report contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include the use of terms or phrases such as "expects," "estimates," "projects," "believes," "anticipates," "intends," and similar terms and phrases. Such forward-looking statements relate to, among other matters, our future financial performance, business prospects, growth strategies or liquidity. The following important factors may affect our future results and could cause those results to differ materially from our historical results; these factors include, in addition to those "Risk Factors" detailed in Item 1A of this report, and described elsewhere in this document, the cost and availability of capital, raw material and transportation costs related to petroleum price levels, the cost and availability of energy supplies, the loss of a significant customer or group of customers, materially adverse changes in economic conditions generally in carpet, rug and floorcovering markets we serve and other risks detailed from time to time in our filings with the Securities and Exchange Commission.

Part I.

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

Customer and Product Concentration

No single customer accounts for more than 10 percent of our sales.  During 2010, sales to our top ten customers accounted for 15% percent of our sales and our top 20 customers accounted for 17% percent of our sales.  We do not make a material amount of sales in foreign countries.  We do not have any single class of products that accounts for more than 10 percent of our sales. However, our sales may be classified by significant end-user markets into which we sell each of our brands, and such information for the past three years is summarized as follows:

	2010	2009	2008
Residential floorcovering products	67%	65%	60%
Commercial floorcovering products	30%	32%	37%
Carpet yarn processing and carpet dyeing and finishing services	3%	3%	3%

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

Raw Materials

Our primary raw material is yarn.  Nylon is the primary yarn we utilize and, to a lesser extent, polyester and wool yarn is used. Additionally, we utilize polypropylene carpet backing, latex, dyes and chemicals, and man-made topical applications in the construction of our products.  Our synthetic yarns are purchased primarily from domestic fiber suppliers and wool is purchased from a number of domestic and international sources.  Our other raw materials are purchased primarily from domestic suppliers. Where possible, we pass raw material price increases through to our customers; however, there can be no assurance that price increases can be passed through to customers and that increases in raw material prices will not have an adverse effect on our profitability.  See "Risk Factors” in Item 1A of this report.  We purchase a significant portion of our primary raw material (nylon yarn) from one supplier.  We believe there are other sources of nylon yarn; however, an unanticipated termination or interruption of our supply arrangements could adversely affect our supplies of raw materials and could have a material effect.  See "Risk Factors” in Item 1A of this report.

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

Employment Level

We employ approximately 1,150 associates in our operations.

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

The U.S. floorcovering industry is cyclical and is influenced by a number of general economic factors. In general, the industry is dependent on residential and commercial construction activity, including new construction as well as remodeling. New construction is cyclical in nature. To a somewhat lesser degree, this also is true with residential and commercial remodeling. A prolonged decline in new construction or remodeling activity could have a material adverse effect on our business, financial condition and results of operations. The level of commercial and residential activity in these industries is significantly affected by numerous factors, all of which are beyond our control, including among others:

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

Raw material prices may increase.

The cost of raw materials has a significant impact on our profitability.  In particular, our business requires the purchase of large volumes of nylon and polyester yarn, as well as wool yarns, synthetic backing, latex, and dyes.  Increases in the cost of these raw materials could materially adversely affect our business, results of operations and financial condition if we are unable to pass these increases through to our customers.  We believe we are generally successful in passing along raw material and other cost increases as they may occur; however, there can be no assurance that we will successfully recover such increases in cost.

Unanticipated termination or interruption of our arrangements with third-party suppliers of nylon yarn could have a material adverse effect on us.

Nylon yarn is the principal raw material used in our floorcovering products.  A significant portion of such yarn is purchased from one supplier. We believe there are other sources of nylon yarns; however, an unanticipated termination or interruption of our supply arrangements could adversely affect such arrangements and could be material.

Environmental, safety and health regulatory governance.

Various federal, state and local environmental laws govern the use of our current and former facilities. These laws govern such matters as:

•	Discharges to air and water;

•	Handling and disposal of solid and hazardous substances and waste; and

•	Remediation of contamination from releases of hazardous substances in our facilities and off-site disposal locations.

Our operations also are governed by laws relating to workplace safety and worker health, which, among other things, establish noise standards and regulate the use of hazardous materials and chemicals in the workplace. We have taken, and will continue to take, steps to comply with these laws. If we fail to comply with present or future environmental or safety regulations, we could be subject to additional future liabilities. However, we cannot ensure that complying with these environmental or health and safety laws and requirements will not adversely affect our business, results of operations and financial condition. Future laws, ordinances or regulations could give rise to additional compliance or remediation costs that could have a material adverse effect on our business, results of operations and financial condition.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The following table lists our facilities according to location, type of operation and approximate total floor space as of February 18, 2011:

Location	Type of Operation	Approximate Square Feet
Administrative:
Dalton, GA*	Administrative	16,000
Saraland, AL	Administrative	29,000
Santa Ana, CA*	Vacant	10,500
Santa Ana, CA	Administrative	4,000
Chattanooga, TN*	Administrative	3,500
	Total Administrative	63,000

Manufacturing and Distribution:
Atmore, AL	Carpet Manufacturing, Distribution	610,000
Saraland, AL	Carpet Tile Manufacturing, Distribution	384,000
Saraland, AL*	Samples/Rug Manufacturing, Distribution	132,000
Roanoke, AL	Carpet Yarn Processing	204,000
Santa Ana, CA*	Vacant	98,000
Santa Ana, CA	Carpet/Rug Manufacturing, Distribution	200,000
Eton, GA	Carpet Manufacturing, Distribution	408,000
	Total Manufacturing and Distribution	2,036,000

* Leased properties	TOTAL	2,099,000

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

Item 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we or our subsidiaries are a party or of which any of our property is the subject.

Item 4.	[REMOVED AND RESERVED]

Pursuant to instruction G of Form 10-K the following is included as an unnumbered item to PART I.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and offices held by the executive officers of the registrant as of February 18, 2011, are listed below along with their business experience during the past five years.

Name, Age and Position	Business Experience During Past Five Years

Daniel K. Frierson, 69 Chairman of the Board, and Chief Executive Officer, Director
Director since 1973, Chairman of the Board since 1987 and Chief Executive Officer since 1980. He serves on the Company's Executive Committee and is Chairman of the Company's Retirement Plans Committee.  He also serves as Director of Astec Industries, Inc. headquartered in Chattanooga, Tennessee; and Louisiana-Pacific Corporation headquartered in Nashville, TN.

D. Kennedy Frierson, Jr., 44 Vice President and Chief Operating Officer
Vice President and Chief Operating Officer since August 2009. Vice President and President Masland Residential from February 2006 to July 2009. President Masland Residential from December 2005 to January 2006. Executive Vice President and General Manager, Dixie Home, 2003 to 2005.  Business Unit Manager, Bretlin, 2002 to 2003.

Jon A. Faulkner, 50 Vice President and Chief Financial Officer
Vice President and Chief Financial Officer since October 2009.  Vice President of Planning and Development from February 2002 to September 2009. Executive Vice President of Sales and Marketing for Steward, Inc. from 1997 to 2002.

Paul B. Comiskey, 59 Vice President and President, Dixie Residential
Vice President and President of Dixie Residential since August 2009.  Vice President and President, Dixie Home from February 2007 to July 2009.  President, Dixie Home from December 2006 to January 2007.  Senior Vice President of Residential Sales, Mohawk Industries, Inc. from 1998 to 2006.  Executive Vice President of Sales and Marketing for World Carpets from 1996 to 1998.

Kenneth L. Dempsey, 52 Vice President and President, Masland Contract	Vice President and President, Masland Contract since February 2005. Vice President and President, Masland Carpets, 1997 to 2005. Vice President of Marketing, Masland, 1991 to 1996.

W. Derek Davis, 60 Vice President, Human Resources	Vice President of Human Resources since January 1991. Corporate Employee Relations Director, 1990 to 1991.

Terry W. Clark, 60 Vice President Manufacturing	Vice President of Manufacturing since June 2007. Group Plant Manager at Shaw Industries, Inc. from 2003 to 2007. Vice President of Manufacturing, The Dixie Group, Inc. from 1972 to 2003.

D. Eugene Lasater, 60 Controller	Controller since 1988.

Starr T. Klein, 68 Secretary	Secretary since November 1992. Assistant Secretary, 1987 to 1992.

The executive officers of the registrant are generally elected annually by the Board of Directors at its first meeting held after each annual meeting of our shareholders.

Part II.

Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades on the NASDAQ Global Market under the symbol DXYN.  No market exists for our Class B Common Stock.

As of February 18, 2011, the total number of holders of our Common Stock was approximately 1,750 including an estimated 1,250 shareholders who hold our Common Stock in nominee names, but excluding approximately 850 participants in our 401(k) plan who may direct the voting of the shares allocated to their accounts.  The total number of holders of our Class B Common Stock was 14.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of shares of our Common Stock during the three months ended December 25, 2010:

Fiscal Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)
October 30, 2010	—	$—		—
November 27, 2010	2,459	3.48		2,459
December 25, 2010	1,298	3.37		1,298
Three Fiscal Months Ended December 25, 2010	3,757	$3.44	$4,805,104	3,757

(1)	On August 8, 2007, we announced a program to repurchase up to $10 million of our Common Stock.

Quarterly Financial Data, Dividends and Price Range of Common Stock

Following are quarterly financial data, dividends and price range of Common Stock for the four quarterly periods in the years ended December 25, 2010 and December 26, 2009.  Totals of the quarterly information for each of the years reflected below may not necessarily equal the annual totals.  The discussion of restrictions on payment of dividends is included in Note G to the Consolidated Financial Statements included herein.

THE DIXIE GROUP, INC.
QUARTERLY FINANCIAL DATA, DIVIDENDS AND PRICE RANGE OF COMMON STOCK
(unaudited)
(dollars in thousands, except per share data)
2010 (1)	1ST	2ND	3RD	4TH
Net sales	$50,454	$59,058	$56,676	$65,134
Gross profit	12,353	15,237	12,579	16,482
Operating income (loss)	(2,286)	59	(1,937)	1,594
Income (loss) from continuing operations	(2,459)	(684)	(1,869)	638
Loss from discontinued operations	(70)	(60)	(28)	(122)
Net income (loss)	(2,529)	(744)	(1,897)	516
Basic earnings (loss) per share:
Continuing operations	(0.20)	(0.05)	(0.15)	0.05
Discontinued operations	—	(0.01)	—	(0.01)
Net income (loss)	(0.20)	(0.06)	(0.15)	0.04
Diluted earnings (loss) per share:
Continuing operations	(0.20)	(0.05)	(0.15)	0.05
Discontinued operations	—	(0.01)	—	(0.01)
Net income (loss)	(0.20)	(0.06)	(0.15)	0.04
Dividends:
Common Stock	—	—	—	—
Class B Common Stock	—	—	—	—
Common Stock Prices:
High	4.59	5.20	4.19	3.95
Low	2.21	3.51	2.99	2.80

				As Restated
2009 (2)	1ST (3)	2ND	3RD	4TH (4)
Net sales	$47,639	$52,572	$50,487	$52,782
Gross profit	9,615	14,341	13,576	14,574
Operating loss	(39,163)	(458)	(1,711)	(4,058)
Loss from continuing operations	(35,441)	(984)	(2,017)	(3,417)
Income (loss) from discontinued operations	(116)	(83)	23	(206)
Net loss	(35,557)	(1,067)	(1,994)	(3,623)
Basic earnings (loss) per share:
Continuing operations	(2.90)	(0.08)	(0.16)	(0.27)
Discontinued operations	(0.01)	(0.01)	—	(0.02)
Net loss	(2.91)	(0.09)	(0.16)	(0.29)
Diluted earnings (loss) per share:
Continuing operations	(2.90)	(0.08)	(0.16)	(0.27)
Discontinued operations	(0.01)	(0.01)	—	(0.02)
Net loss	(2.91)	(0.09)	(0.16)	(0.29)
Dividends:
Common Stock	—	—	—	—
Class B Common Stock	—	—	—	—
Common Stock Prices:
High	2.12	4.07	3.50	3.41
Low	0.75	1.03	2.25	2.31

Note: See Note B in the Company's Consolidated Financial Statements related to the restatement.

(1)	Includes facility consolidation and severance costs of $211, or $143 net of tax, in Q1, $122, or $83 net of tax, in Q2, $304, or $204 net of tax, in Q3 and $918, or $577 net of tax, in Q4.

(2)	Includes facility consolidation and severance costs of $1,615, or $1,095 net of tax, in Q1, $117, or $78 net of tax, in Q2, $563, or $389 net of tax, in Q3 and $1,796, or $1,147 net of tax, in Q4.

(3)	Includes impairment of goodwill of $31,406, or $28,414 net of tax, in Q1 of 2009.

(4)	Includes impairment of assets of $1,459, or $932 net of tax, in Q4 of 2009.

Item 6.	SELECTED FINANCIAL DATA

The Dixie Group, Inc.
Historical Summary
(dollars in thousands, except per share data)
		As Restated	As Restated	As Restated	As Restated
FISCAL YEARS	2010 (1)	2009 (2)	2008 (3)	2007 (4)	2006 (5)
OPERATIONS
Net sales	$231,322	$203,480	$282,710	$320,795	$331,100
Gross profit	56,651	52,106	78,088	97,217	95,826
Operating income (loss)	(2,570)	(45,389)	(28,460)	16,707	16,545
Income (loss) from continuing operations before taxes	(6,977)	(50,729)	(34,099)	10,453	9,659
Income tax provision (benefit)	(2,604)	(8,870)	(2,931)	3,686	1,776
Income (loss) from continuing operations	(4,373)	(41,859)	(31,168)	6,767	7,883
Depreciation and amortization	11,575	13,504	13,752	12,941	11,500
Dividends	—	—	—	—	—
Capital expenditures	1,771	2,436	9,469	16,659	16,450
FINANCIAL POSITION
Assets	$178,102	$179,117	$252,698	$290,251	$277,678
Working capital	56,496	52,616	77,484	75,337	73,031
Long-term debt:
Senior indebtedness	48,408	47,187	70,355	62,666	61,717
Convertible subordinated debentures	9,662	12,162	14,662	17,162	19,662
Stockholders' equity	62,430	66,349	106,573	141,177	134,760
PER SHARE
Income (loss) from continuing operations:
Basic	(0.35)	(3.39)	$(2.50)	$0.52	$0.62
Diluted	(0.35)	(3.39)	(2.50)	0.51	0.60
Dividends:
Common Stock	—	—	—	—	—
Class B Common Stock	—	—	—	—	—
Book value	4.86	5.20	8.45	10.90	10.42
GENERAL
Weighted-average common shares outstanding:
Basic	12,524,358	12,330,648	12,448,704	13,041,679	12,816,219
Diluted	12,524,358	12,330,648	12,448,704	13,214,898	13,073,323
Number of shareholders (6)	1,750	1,860	2,850	3,300	4,850
Number of associates	1,150	1,050	1,250	1,500	1,500

Note: See Note B in the Company's Consolidated Financial Statements related to the restatement.

(1)	Includes expenses of $1,556, or $1,008 net of tax, for facility consolidation and severance costs in 2010.

(2)	Includes expenses of $36,956, or $32,055 net of tax, for the impairment of goodwill and long-lived assets and facility consolidation and severance costs in 2009.

(3)	Includes expenses of $29,916, or $27,685 net of tax, for the impairment of goodwill and long-lived assets and facility consolidation and severance costs in 2008.

(4)	Includes expenses of $1,518, or $1,023 net of tax, to merge a defined benefit pension plan into a multi-employer pension plan in 2007.

(5)	Includes expenses of $3,249, or $2,057 net of tax, to terminate a defined benefit pension plan in 2006.

(6)
The approximate number of record holders of our Common Stock for 2006 through 2010 includes Management's estimate of shareholders who held our Common Stock in nominee names as follows:  2006 - 4,300 shareholders; 2007 - 2,800 shareholders; 2008 - 2,350 shareholders; 2009 - 1,300 shareholders; 2010 - 1,250 shareholders.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

OVERVIEW

During 2010, the United States carpet industry sales showed an increase of just under 1% versus the prior year; although, industry sales were 31% lower than their peak in 2006. Our sales increased approximately 14% in 2010 compared with 2009, after a year-over-year decline of over 38% in the three year period ending in 2009.

Although we anticipate a slow recovery in the United States housing sector and new commercial construction, we believe our business is driven more by resale and remodeling of existing homes and commercial facilities. While our business was more deeply affected by the downturn as it reached the higher end markets where our business is concentrated, we believe our position in the upper-end of the markets has permitted us to benefit from improved conditions and grow our sales at a rate that exceeds the rate of growth of the carpet industry, as and when economic conditions improve. The positive acceptance of a number of our higher-end products and the organizational realignment and costs reduction initiatives we implemented are expected to yield more positive operational performance as evidenced by our results in the fourth quarter of 2010, the first profitable quarter we have experienced since the second quarter of 2008.

Certain raw materials cost have increased in early 2011 and we have announced sales price increases to recoup these cost increases.

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

Expenses incurred through 2010 for the consolidation and organizational changes associated with the 2008 consolidation and cost reduction plan were $6.5 million since inception in the third quarter of 2008. Cost recognized included $3.2 million of costs to consolidate facilities, $1.1 million of severance and employee relocation expenses and $2.2 million of costs associated with the exit of our leased facility in Santa Ana, California. During 2010, we reassessed the remaining estimated cost for the contractual lease obligation and increased the reserve by $944 thousand based upon current facts and circumstances, primarily due to changes in the sublease assumptions. The cost associated with the exit of the leased facility may change in the future based on the timing and at what rate we may sublet the facility.

During the third quarter of 2009, we developed and began implementing a plan to realign our organizational structure to further reduce cost and streamline operations. Under the plan, we combined our three residential carpet units into one business with three distinct brands. As a result, our residential business is organized much like our commercial carpet business and more like the rest of the industry. Costs of this realignment include severance, limited employee relocation expenses, and computer systems conversion expenses required to support the realignment. The realignment was substantially complete in the fourth quarter of 2009 and the remaining components associated with this plan were concluded in 2010. The total costs incurred under this plan aggregated to $1.5 million and included severance pay and employee relocation costs of $981 thousand and computer systems conversion costs of $481 thousand. During 2010, we incurred additional expense of $612 thousand for additional computer systems conversion cost and employee relocation expenses.

In addition to the facilities consolidations, employee reductions and the organizational realignment, we suspended our match of certain 401(k) contributions in 2009 and lowered the compensation of our exempt salaried associates in March 2009. The 401(k) match and the salary reductions remained in effect throughout 2010. These actions had a positive impact on our results in 2009 and 2010 and we believe, along with the restructurings and realignment, have resulted in additional improvements in operational capabilities, increased fixed cost absorption and further facilitated other cost reductions. Salaries were restored to the pre-reduction levels in early 2011.

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

GOODWILL IMPAIRMENT

Our goodwill was tested for impairment annually in the fourth quarter of each year or more frequently if events or circumstances indicated that the carrying value of goodwill associated with a reporting unit may not be fully recoverable (See Note D of our Consolidated Financial Statements related to our goodwill assessment process). When the 2008 annual goodwill impairment test was performed, we reduced our projections for future sales and profitability because economic conditions in the carpet industry had continued to deteriorate. The measurement resulted in the impairment of all of the goodwill associated with the acquisition of Patrick Carpet Mills, Inc. in 1994 of $1.3 million and $21.8 million, or approximately 40% of the goodwill associated with the acquisition of Fabrica International, Inc. in 2000. The total non-cash goodwill impairment loss recognized in 2008 was $23.1 million.

Because economic conditions in the carpet industry deteriorated significantly in the first quarter of 2009, we performed impairment testing of the remaining goodwill associated with our Fabrica reporting unit. The measurement resulted in the impairment of the remaining goodwill associated with the 2000 acquisition of Fabrica International, Inc.; accordingly, we recorded a non-cash goodwill impairment loss of $31.4 million in the first quarter of 2009. There is no goodwill remaining at the end of 2009 or 2010.

RESULTS OF OPERATIONS

Our discussion and analysis of financial condition and results of operations is based on our Consolidated Financial Statements that were prepared in accordance with U. S. generally accepted accounting principles.  The following table sets forth certain elements of our continuing operations as a percentage of net sales for the periods indicated:

	Fiscal Year Ended
	December 25, 2010	December 26, 2009	December 27, 2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	75.5%	74.4%	72.4%
Gross profit	24.5%	25.6%	27.6%
Selling and administrative expenses	24.8%	29.7%	26.9%
Other operating income	(0.1)%	(0.3)%	(0.2)%
Other operating expense	0.2%	0.4%	0.3%
Facility consolidation and severance expense	0.7%	2.0%	0.8%
Impairment of assets	—%	0.7%	1.6%
Impairment of goodwill	—%	15.4%	8.2%
Operating loss	(1.1)%	(22.3)%	(10.0)%

Fiscal Year Ended December 25, 2010 Compared with Fiscal Year Ended December 26, 2009

Net Sales. Net sales for the year ended December 25, 2010 were $231.3 million, an increase of 13.7% from $203.5 million in the year-earlier period. The carpet industry reported an increase of just under 1.0% in net sales in 2010, with commercial carpet sales up 1.7% and residential carpet sales flat compared with the prior year. Our 2010 year-over-year carpet sales comparison reflected a 13.8% increase in total net carpet sales, with sales of residential carpet up 18.3% and sales of commercial carpet up 3.7%. Revenue from carpet yarn processing and carpet dyeing and finishing services increased $580 thousand in 2010, compared with 2009.

Cost of Sales. Cost of sales increased, as a percentage of net sales, 1.1 percentage points in 2010 compared with 2009. This increase was principally attributable to an increase in staffing levels at our production facility in Atmore, Alabama to align production capabilities for increasing demand and a more diverse product mix. Additionally, our product mix in 2010 compared with 2009 included a higher mix of lower margin product offerings in both our residential and commercial markets.

Gross Profit. Gross profit increased $4.5 million in 2010 compared with 2009 due primarily to the incremental contribution from the higher sales volume.

Selling and Administrative Expenses. Selling and administrative expenses were reduced $3.1 million in 2010, compared with 2009, a reduction as a percentage of sales of 4.9 percentage points. The reduction in these expenses was primarily a result of the cost reduction initiatives, organizational realignment, lower variable selling expenses associated with certain sales and greater absorption from the fixed component of these expenses as a result of the increased sales volume.

Other Operating Income. Other operating income decreased $422 thousand in 2010 compared with the prior year primarily as a result of the sale of other operating assets and the receipt of insurance proceeds that occurred in 2009.

Other Operating Expense. Other operating expense decreased $233 thousand in 2010 compared with 2009 principally due to losses incurred on the disposal of certain operating assets in 2009.

Facility Consolidation and Severance Expenses, Impairment of Assets and Goodwill. Facility consolidation and severance expenses were $1.6 million in 2010 compared with $4.1 million for these expenses in 2009. Additionally during 2009, we recorded $32.9 million of non-cash expenses related to impairments of assets and goodwill.  The decrease in 2010 compared with 2009 was principally a result of the goodwill write-off and asset impairments that occurred during 2009.

Operating Loss. Our 2010 operating loss was $2.6 million, including facility consolidation expenses of $1.6 million, compared with a loss of $45.4 million in 2009, including $37.0 million of principally non-cash costs related to the facility consolidation and severance expenses, impairments of assets and goodwill.

Interest Expense. Interest expense decreased $1.4 million in 2010 principally due to lower levels of debt in 2010 compared with 2009.

Other Income. Other income decreased $315 thousand in 2010 compared with 2009 due to gains from the sale of available-for-sale securities in 2009.

Other Expense. Other expense increased $149 thousand in 2010 compared with 2009, principally related to expenses related to the termination of an interest rate swap agreement in 2010, partially offset by deferred financing cost write-off in 2009 associated with a modification of our revolving credit facility.

Income Tax Benefit. Our effective income tax benefit rate was 37.3% in 2010, compared with an effective income tax benefit rate of 17.5% in 2009. The difference in the effective tax benefit rate in 2009 compared with statutory rates is primarily a result of the write-off of non-taxable goodwill in 2009.

Net Loss. Continuing operations reflected a loss of $4.4 million, or $0.35 per diluted share in 2010, compared with a loss from continuing operations of $41.9 million, or $3.39 per diluted share in 2009. Our discontinued operations reflected a loss of $281 thousand, or $0.02 per diluted share in 2010, compared with a loss of $382 thousand, or $0.03 per diluted share in 2009. Including discontinued operations, the net loss was $4.7 million or $0.37 per diluted share in 2010, compared with a net loss of $42.2 million, or $3.42 per diluted share in 2009.

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

Operating Loss. Our 2009 operating loss was $45.3 million, including $37.0 million of principally non-cash costs related to the facility consolidation and severance expenses, and impairments of assets and goodwill, compared with a $28.4 million operating loss in 2008, including $29.9 million of principally non-cash costs related to the facility consolidation and severance expenses, and impairments of assets and goodwill.

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

Income Tax Benefit. Our effective income tax benefit rate was 17.5% in 2009, compared with an effective income tax benefit rate of 8.5% in 2008. The difference in the effective tax benefit rate in 2009 compared with 2008 and the difference in rates compared with statutory rates in each period are primarily a result of the write-off of non-taxable goodwill.

Net Loss. Continuing operations reflected a loss of $41.9 million, or $3.39 per diluted share in 2009, compared with a loss from continuing operations of $31.2 million, or $2.50 per diluted share in 2008. Our discontinued operations reflected a loss of $382 thousand, or $0.03 per diluted share in 2009, compared with a loss of $313 thousand, or $0.03 per diluted share in 2008. Including discontinued operations, the net loss was $42.2 million or $3.42 per diluted share in 2009, compared with a net loss of $31.5 million, or $2.53 per diluted share in 2008.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 25, 2010, cash generated from operating activities was $3.9 million. These funds were supplemented by $784 thousand from an increase in outstanding checks in excess of cash utilized. These funds were used to support our operations, purchase $1.8 million of property, plant and equipment and retire $2.6 million of debt and capital leases. Working capital increased $3.9 million in 2010 principally due to higher current deferred tax assets and a reduction in the current portion of long-term debt. The level of inventories increased $3.1 million to support higher business activity. Trade receivables increased $8.8 million commensurate with increased sales activity while taxes receivable decreased $6.8 million. Accounts payable and accrued expenses increased $5.3 million principally associated with the increase in inventories and certain accrued expenses associated with the increase in sales.

During the year ended December 26, 2009, cash generated from operating activities was $26.5 million. These funds were supplemented by $2.2 million of proceeds from the sale of property, plant and equipment and available-for-sale securities. These funds were used to support our operations, purchase $2.4 million of property, plant and equipment, retire $26.1 million of debt and capitalized leases and reduce outstanding checks in excess of cash by $230 thousand. Working capital decreased $24.8 million in 2009 principally due to a reduction of $20.0 million in inventories to match the lower business activity levels we were experiencing. Receivables decreased $6.8 million, including a reduction of $5.3 million in trade receivables due to lower levels of sales, a reduction of $3.4 million in other miscellaneous receivables and an increase of $1.7 million in income taxes receivable primarily from tax loss carrybacks. Accounts payable and accrued expenses decreased in 2009 compared with 2008 as a result of the lower business levels and associate related benefit cost.

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

Capital expenditures were $1.8 million in 2010, $2.4 million in 2009 and $9.5 million in 2008, while depreciation and amortization were $11.6 million in 2010, $13.5 million in 2009 and $13.8 million in 2008. Capital expenditures in 2010 and 2009 primarily related to facilities and existing equipment while capital expenditures in 2008 were primarily for newly designed manufacturing technology. We expect capital expenditures to be approximately $6.0 million in 2011, while depreciation and amortization is expected to be approximately $9.7 million. Capital expenditures in 2011 will be primarily for new machinery and equipment.

In October 2008, we amended and restated our senior loan and security agreement to extend the agreement's maturity date from May 11, 2010 to May 11, 2013, decrease the monthly term loan principal installment payments and increase interest rates applicable to borrowings under the agreement to more current market interest rates.  Effective January 1, 2009, the amended and restated senior loan and security agreement was further amended to modify certain interest rate definitions to change the relative relationship between base rates and LIBOR rates as used in the agreement and to reduce the applicable credit spreads for base rate loans by 0.50%.  Effective July 31, 2009, we reduced our revolving credit facility from $70.0 million to $55.0 million to better align the size of the revolving credit facility with our anticipated levels of accounts receivable and inventory.  Our amended and restated senior loan and security agreement provides $66.3 million of credit, consisting of $55.0 million of revolving credit and a $11.3 million term loan. The term loan is payable in monthly principal installments of $126 thousand and is due May 11, 2013.

Interest rates available under the amended and restated senior loan and security agreement may be selected from a number of options that effectively allow us to borrow at rates ranging from the lender's prime rate plus 1.00% to the lender's prime rate plus 2.25% for base rate loans, or at rates ranging from LIBOR plus 2.00% to LIBOR plus 3.25% for LIBOR loans.  The weighted-average interest rate on borrowings outstanding under this agreement was 4.00% at December 25, 2010 and 6.92% at December 26, 2009.  Commitment fees ranging from 0.25% to 0.375% per annum are payable on the average daily unused balance of the revolving credit facility.  The interest rate on a portion of borrowings under the amended and restated senior loan and security agreement are fixed by an interest rate swap arrangement that effectively fixes the interest rate on $25.0 million of such borrowings at 1.42% plus the applicable credit spreads.  The levels of our accounts receivable and inventory limit borrowing availability under the revolving credit facility.  The facility is secured by a first priority lien on substantially all of our assets.

Our amended and restated senior loan and security agreement does not contain ongoing financial covenants and permits payment of dividends and repurchases of our Common Stock in an aggregate annual amount of up to $3.0 million and distributions in excess of $3.0 million under conditions specified in the agreement.  The agreement also contains covenants that could limit future acquisitions.  Unused borrowing capacity under the amended and restated senior loan and security agreement on December 25, 2010 was $11.7 million.

Our amended and restated senior loan and security agreement, which matures on May 11, 2013, will accelerate if we fail, by January 15, 2012, to either (a) repay our 7% convertible subordinated debentures or (b) refinance the debentures as contemplated by our senior loan and security agreement and establish a reserve equal to such debentures then outstanding principal balance plus accrued interest. Although, we believe cash availability will be sufficient to satisfy the above obligation through either internally generated cash flow or refinancing, there can be no assurance that we have sufficient funds to repay the debentures, obtain such refinancing, or have adequate reserves as required by the loan agreement.

Our equipment financing notes have terms ranging from five to seven years, are secured by the specific equipment financed, bear interest ranging from 6.19% to 6.85% and are due in monthly installments of principal and interest ranging from $249 thousand to $38 thousand through May 2014.  The notes do not contain financial covenants.

Our capitalized lease obligations have terms ranging from four to seven years, are secured by the specific equipment leased, bear interest ranging from 6.65% to 7.40% and are due in monthly installments of principal and interest ranging from $35 thousand to $8 thousand through November 2015.

Our $5.7 million mortgage is secured by real property and is payable in monthly principal installments ranging from $24 thousand to $28 thousand during the remaining term and matures in March 2013.  The mortgage bears interest at LIBOR plus 2.0% and the interest rate is fixed at 6.54% through March 13, 2013 by an interest rate swap.

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

Interest payments for continuing operations were $4.0 million in 2010, $5.4 million in 2009, and $6.1 million in 2008.  Interest capitalized by the Company was $0 in 2010 and 2009, and $367 thousand in 2008.

We believe our operating cash flows, credit availability under our senior loan and security agreement and other sources of financing are adequate to finance our normal liquidity requirements. We will continue to aggressively pursue inventory management, maintain tight cost controls and limit capital expenditures. However, deterioration in our markets or significant additional cash expenditures above our normal liquidity requirements could require supplemental financing or other funding sources. There can be no assurance that such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us.

Stock-Based Awards. We recognize compensation expense related to share-based stock awards based on the fair value of the equity instrument over the period of vesting for the individual stock awards that were granted.

At December 25, 2010, the total unrecognized compensation expense related to non-vested restricted stock awards was $1.1 million with a weighted-average vesting period of 4.4 years and unrecognized compensation expense related to unvested stock options was $98 thousand with a weighted-average vesting period of 3.9 years.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements at December 25, 2010 or December 26, 2009.

Income Tax Considerations. We anticipate that cash outlays for income taxes will not be materially different from our provision for income taxes during the next three fiscal years. At December 25, 2010, we are in a net deferred tax asset position of $768 thousand. We performed an analysis, including an evaluation of certain tax planning strategies available to us, related to the net deferred tax asset and believe that the net tax asset is recoverable in future periods, including a $201 thousand federal income tax credit carry-forward and federal net operating loss carry-forward. During 2010, we decreased our tax valuation reserve related to future benefits for state net operating loss carry-forwards by $617 thousand because the underlying tax assets decreased.

Discontinued Operations - Environmental Contingencies. We have reserves for environmental obligations established at five previously owned sites that were associated with our discontinued textile businesses. Each site has a Corrective Action Plan (“CAP”) with the applicable authoritative state regulatory body responsible for oversight for environmental compliance. The CAP for four of these sites involves natural attenuation (degradation of the contaminants through naturally occurring events) over periods estimated at 10 to 20 years and the CAP on the remaining site involves a pump and treat remediation process, estimated to occur over a period of 20 to 30 years. We have a reserve of $1.6 million for environmental liabilities at these sites as of December 25, 2010.

Additionally, we have a $102 thousand reserve for an environmental liability on the property of a facility and related business that was sold in 2004. The CAP has a specified remediation term estimated to be 7 years. The total costs for remediation for all of these sites is expected to be less than $100 thousand annually.

Subsequent Events. In February 2011, subsequent to our 2010 fiscal year end, an associate sustained a serious work related injury in one of our manufacturing facilities. We are self-insured for workers compensation related injuries with retention for the first $625 thousand and reinsurance coverage beyond such limits. Though we will assess this case and record an estimate of the liability during our first quarter ended April 2, 2011, we anticipate that the cost to be incurred by us will approximate retention limits on our reinsurance.

Additionally, we expect to recognize an after-tax gain of approximately $475 thousand from insurance proceeds anticipated to be received during the first half of fiscal 2011.

RECENT ACCOUNTING PRONONUMENTS

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2010-6, Improving Disclosures about Fair Value Measurements. This update requires entities to make new disclosures about recurring or nonrecurring fair value measurements and provides clarification of existing disclosure requirements. For assets and liabilities that are measured at fair value on a recurring basis, the ASU requires disclosure of significant transfers between Levels 1 and 2, and transfers into and out of Level 3 of the fair value hierarchy and the reasons for those transfers. Significant transfers into each level must be disclosed and discussed separately from transfers out of each level. Significance is judged with respect to earnings, total assets, total liabilities or total equity. The ASU amends the reconciliation of the beginning and ending balances of Level 3 recurring fair value measurements to present information about purchases, sales, issuances and settlements on a gross basis rather than as a net number. In addition, the ASU requires fair value measurement disclosures for each class of assets and liabilities and clarifies that a description of the valuation technique and inputs used to measure fair value is required for both recurring and nonrecurring fair value measurements. This standard became effective in 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlement on a gross basis, which will be effective beginning in the first quarter of 2011. Because this standard impacts disclosure requirements only, its adoption will not have a material effect on our Consolidated Financial Statements.

In February 2010, the FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements. This update amends guidance on subsequent events. This amendment removes the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. However, the date disclosure exemption does not relieve management of an SEC filer from its responsibility to evaluate subsequent events through the date on which financial statements are issued. This standard became effective in first quarter of 2010. The adoption of this standard did not have a material effect on our Consolidated Financial Statements.

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

•
Loss contingencies. We periodically assess our exposure related to legal matters, environmental matters, product liabilities or any other claims against our assets that may arise in the normal course of business. If we determine that it is probable a loss has been incurred, the amount of the loss, or an amount within the range of loss, that can be reasonably estimated will be recorded.

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

At December 25, 2010, we were a party to an interest rate swap agreement on our mortgage note payable with a notional amount equal to the outstanding balance of the mortgage note ($5,736 at December 25, 2010) which expires in March of 2013. Under the interest rate swap agreement, we pay a fixed rate of interest times the notional amount and receive in return an amount equal to a specified variable rate of interest times the same notional amount.  The swap agreement effectively fixes the interest rate on the mortgage note payable at 6.54%.

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

On April 7, 2010, we entered into an interest rate swap agreement with a notional amount of $25,000 effective May 11, 2010 through May 11, 2013. We did not designate this derivative instrument as a cash flow hedge and as a result recognized the fair value of this instrument in earnings. Under this interest rate swap agreement, we paid a fixed rate of interest of 2.38% times the notional amount and received in return a specified variable rate of interest times the same notional amount. Due to a significant drop in rates, we terminated the agreement in July 2010 and paid a termination fee of $300 which represented the fair value of the instrument. We entered into another interest rate swap agreement designated as a cash flow hedge with a notional amount of $25,000 effective July 11, 2010 through May 11, 2013. Under this interest rate swap agreement, we pay a fixed rate of interest of 1.42% times the notional amount and receive in return a specified variable rate of interest times the same notional amount.

At December 25, 2010, $16,827, or approximately 26% of our total debt, was subject to floating interest rates.  A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $32.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary financial information required by ITEM 302 of Regulation S-K is included in PART II, ITEM 5 of this report and the Financial Statements is included in a separate section of this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Restatement

See Note B - “Restatements of Consolidated Financial Statements”, of Notes to Consolidated Financial Statements describes the restatement of previously filed financial statements, as audited by Ernst and Young, LLP, our independent registered public accounting firm, to reflect: 1) the establishment of reserves for certain environmental liabilities related to the Company's discontinued operations for periods prior to 2006 and the assessment of estimated changes to those liabilities during and as of each fiscal period subsequent to 2006, and 2) establishment of a liability with respect to certain duties for shipments into Canada for the fiscal periods of 2006 through 2010, as set out in a Voluntary Disclosure Agreement (“VDA”) between the Company and the relevant Canadian regulatory authority.

(a) Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the commission's rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 25,2010, the date of the financial statements included in this Form 10-K (the “Evaluation Date”).

Public Company Accounting Oversight Board Auditing Standard No. 5 (“AS-5”) defines a material weakness over financial reporting as a significant deficiency or a combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  AS-5 identifies certain circumstances that are to be regarded as a “significant deficiency” and as a “strong indicator” that a material weakness in internal control over financial reporting exists.  The restatement of previously issued financial statements to reflect the correction of an error is such an indicator under AS-5.

In conducting our evaluation, we considered the provisions of AS-5, which identifies a restatement as a strong indicator of a material weakness in internal control over financial reporting. With respect to the reserve for environmental liabilities, we had not previously established reserves because we believed that a higher level of precision and confidence in such an estimate was necessary than is required by generally accepted accounting principles. With respect to the liability concerning Canadian import duties, we also considered the fact that management identified the error underlying the liability and entered into the VDA prior to December 25, 2010. Based on our evaluation, our CEO and CFO concluded that because we have restated previously issued financial statements in this filing, as AS-5 is interpreted, a material weakness in our internal control over financial reporting existed and our disclosure controls and procedures were not effective as of December 25, 2010.

Remediation of Material Weakness in Internal Control and Changes in Control Over Financial Reporting Subsequent to December 25, 2010.

We identified additional monitoring and reporting that has been implemented surrounding the environmental reserves for our discontinued operations that will allow for a higher degree of transparency to ensure more complete and timely information flow resulting in accurate and timely recognition in our financial statements related to these environmental reserves.

Additionally, prior to December 25, 2010 we identified both process changes and computerized system application enhancements that will ensure more timely and accurate reporting of transactions involving import duties. Certain of the process changes were implemented prior to December 25, 2010 and others, including the computerized applications are expected to be fully implemented in the first quarter of our fiscal 2011, at which time we anticipate the controls will be effective for these processes.

(b) Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended December 25, 2010, certain of the changes discussed above have been implemented which have positively impacted our internal controls over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13(a)-15(f) and 15(d)-15(f).
Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures, as well as diverse interpretation of U. S. Generally Accepted Accounting Principles by accounting professionals.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  These inherent limitations are known features of the financial reporting process; therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
We conducted, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting based on the frame work in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting in our annual report on Form 10-K for the year ended December 25, 2010. Based on our evaluation under such framework, in response to our restatements described above and PCAOB Auditing Standard No. 5, we have determined that under current interpretation of AS-5 we are required to and have concluded that our restatements of previously filed financial statements should be regarded as a control deficiency that represents a material weakness in our internal control over financial reporting. Accordingly, we have concluded our internal control over financial reporting was not effective as of December 25, 2010.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled "Information about Nominees for Director" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held April 26, 2011 is incorporated herein by reference.  Information regarding the executive officers of the registrant is presented in PART I of this report.

We have adopted a Code of Business Conduct and Ethics (the "Code of Ethics") which applies to our principal executive officer, principal financial officer and principal accounting officer or controller, and any persons performing similar functions.  A copy of the Code of Ethics is incorporated by reference herein as Exhibit 14 to this report.

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

Audit Committee

We have a standing audit committee.  At December 25, 2010, members of our audit committee are John W. Murrey, III, Chairman, J. Don Brock, Walter W. Hubbard and Lowry F. Kline.

Item 11.	EXECUTIVE COMPENSATION

The sections entitled "Compensation Discussion and Analysis", "Executive Compensation Information" and "Director Compensation" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held April 26, 2011 are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The section entitled "Principal Shareholders", as well as the beneficial ownership table (and accompanying notes) in the Proxy Statement of the registrant for the annual meeting of shareholders to be April 26, 2011 is incorporated herein by reference.

Equity Compensation Plan Information as of December 25, 2010

The following table sets forth information as to our equity compensation plans as of the end of the 2010 fiscal year:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of the outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans approved by security holders	859,100	(1)	$10.57	(2)	638,412

(1)	Does not include 301,179 shares of unvested Common Stock pursuant to restricted stock grants under our 2006 Stock Awards Plan, with a weighted-average grant date value of $8.61 per share.

(2)
Includes the aggregate weighted-average of (i) the exercise price per share for outstanding options to purchase 647,728 shares of Common Stock under our 2000 Stock Incentive Plan and 139,000 shares of Common Stock under our 2006 Stock Awards Plan and (ii) the price per share of the Common Stock on the grant date for each of 72,372 Performance Units issued under the Directors' Stock Plan (each unit equivalent to one share of Common Stock).

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The section entitled "Certain Transactions Between the Company and Directors and Officers" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held April 26, 2011 is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled "Audit Fees Discussion" in the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held April 26, 2011 is incorporated herein by reference.

PART IV.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1) The response to this portion of Item 15 is submitted as a separate section of this report.
(2) No financial statements required.
(3) Please refer to the Exhibit Index which is attached hereto.

(b)	Exhibits - The response to this portion of Item 15 is submitted as a separate section of this report. See Item 15(a) (3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2011	The Dixie Group, Inc.

/s/ DANIEL K. FRIERSON
By: Daniel K. Frierson
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DANIEL K. FRIERSON	Chairman of the Board, Director and Chief Executive Officer	March 14, 2011
Daniel K. Frierson

/s/ JON A. FAULKNER	Vice President, Chief Financial Officer	March 14, 2011
Jon A. Faulkner

/s/ D. EUGENE LASATER	Controller	March 14, 2011
D. Eugene Lasater

/s/ J. DON BROCK	Director	March 14, 2011
J. Don Brock

/s/ PAUL K. FRIERSON	Director	March 14, 2011
Paul K. Frierson

/s/ WALTER W. HUBBARD	Director	March 14, 2011
Walter W. Hubbard

/s/ LOWRY F. KLINE	Director	March 14, 2011
Lowry F. Kline

/s/ JOHN W. MURREY, III	Director	March 14, 2011
John W. Murrey, III

ANNUAL REPORT ON FORM 10-K

ITEM 8 AND ITEM 15(a)(1)

LIST OF FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 25, 2010

THE DIXIE GROUP, INC.

CHATTANOOGA, TENNESSEE

FORM 10-K - ITEM 8 and ITEM 15(a)(1)

THE DIXIE GROUP, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of The Dixie Group, Inc. and subsidiaries are included in Item 8 and Item 15(a)(1):

Table of Contents	Page
Report of Independent Registered Public Accounting Firm	26

Consolidated balance sheets - December 25, 2010 and December 26, 2009	27

Consolidated statements of operations - Years ended December 25, 2010, December 26, 2009, and December 27, 2008	28

Consolidated statements of cash flows - Years ended December 25, 2010, December 26, 2009, and December 27, 2008	29

Consolidated statements of stockholders' equity and comprehensive income (loss) - Years ended December 25, 2010, December 26, 2009, and December 27, 2008	30

Notes to consolidated financial statements	33

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Dixie Group, Inc.

We have audited the accompanying consolidated balance sheets of The Dixie Group, Inc. as of December 25, 2010 and December 26, 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 25, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Dixie Group, Inc. at December 25, 2010 and December 26, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 25, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Atlanta, Georgia
March 14, 2011

THE DIXIE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

		As Restated
	December 25, 2010	December 26, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$244	$56
Receivables (less allowance for doubtful accounts of $466 for 2010 and $737 for 2009)	28,550	26,150
Inventories	58,289	55,156
Other current assets	6,943	4,744
TOTAL CURRENT ASSETS	94,026	86,106
PROPERTY, PLANT AND EQUIPMENT
Land and improvements	6,088	6,088
Buildings and improvements	47,244	47,215
Machinery and equipment	124,687	124,157
	178,019	177,460
Less accumulated depreciation and amortization	(107,773)	(97,704)
NET PROPERTY, PLANT AND EQUIPMENT	70,246	79,756
OTHER ASSETS
Other long-term assets	13,830	13,255
TOTAL OTHER ASSETS	13,830	13,255
TOTAL ASSETS	$178,102	$179,117
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$11,939	$10,854
Accrued expenses	18,446	14,202
Current portion of long-term debt	7,145	8,434
TOTAL CURRENT LIABILITIES	37,530	33,490
LONG-TERM DEBT
Senior indebtedness	47,876	46,480
Capital lease obligations	532	707
Convertible subordinated debentures	9,662	12,162
TOTAL LONG-TERM DEBT	58,070	59,349
DEFERRED INCOME TAXES	4,759	5,182
OTHER LONG-TERM LIABILITIES	15,313	14,747
COMMITMENTS AND CONTINGENCIES (Note N)	—	—
STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued - 15,922,480 shares for 2010 and 15,830,854 shares for 2009	47,767	47,493
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued - 867,761 shares for 2010 and 858,447 shares for 2009	2,604	2,575
Additional paid-in capital	137,235	136,710
Accumulated deficit	(66,750)	(62,096)
Accumulated other comprehensive income (loss)	(31)	4
	120,825	124,686
Less Common Stock in treasury at cost - 3,947,327 shares for 2010 and 3,926,435 shares for 2009	(58,395)	(58,337)
TOTAL STOCKHOLDERS' EQUITY	62,430	66,349
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$178,102	$179,117

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Year Ended
		As Restated	As Restated
	December 25, 2010	December 26, 2009	December 27, 2008
Net sales	$231,322	$203,480	$282,710
Cost of sales	174,671	151,374	204,622

Gross profit	56,651	52,106	78,088
Selling and administrative expenses	57,362	60,425	76,115
Other operating income	(220)	(642)	(428)
Other operating expense	523	756	945
Facility consolidation and severance expenses	1,556	4,091	2,317
Impairment of assets	—	1,459	4,478
Impairment of goodwill	—	31,406	23,121

Operating loss	(2,570)	(45,389)	(28,460)
Interest expense	4,124	5,521	5,965
Other income	(42)	(357)	(379)
Other expense	325	176	53

Loss from continuing operations before taxes	(6,977)	(50,729)	(34,099)
Income tax benefit	(2,604)	(8,870)	(2,931)

Loss from continuing operations	(4,373)	(41,859)	(31,168)
Loss from discontinued operations, net of tax	(281)	(382)	(313)
Net loss	$(4,654)	$(42,241)	$(31,481)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.35)	$(3.39)	$(2.50)
Discontinued operations	(0.02)	(0.03)	(0.03)
Net loss	$(0.37)	$(3.42)	$(2.53)

BASIC SHARES OUTSTANDING	12,524	12,331	12,449

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.35)	$(3.39)	$(2.50)
Discontinued operations	(0.02)	(0.03)	(0.03)
Net loss	$(0.37)	$(3.42)	$(2.53)

DILUTED SHARES OUTSTANDING	12,524	12,331	12,449

DIVIDENDS PER SHARE:
Common Stock	—	—	—
Class B Common Stock	—	—	—

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended
		As Restated	As Restated
	December 25, 2010	December 26, 2009	December 27, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(4,373)	$(41,859)	$(31,168)
Loss from discontinued operations	(281)	(382)	(313)
Net loss	(4,654)	(42,241)	(31,481)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,575	13,504	13,752
Change in deferred income taxes	(3,307)	(2,051)	750
Net loss (gain) on property, plant and equipment disposals	22	72	(185)
Impairment of assets	—	1,459	4,478
Impairment of goodwill	—	31,406	23,121
Write-off of deferred financing costs	—	133	—
Gain on sale of available-for-sale securities	—	(292)	(222)
Stock-based compensation expense	888	1,193	1,322
Changes in operating assets and liabilities:
Receivables	(2,400)	6,826	(108)
Inventories	(3,133)	20,011	761
Other current assets	685	(1)	50
Other assets	(774)	(2,545)	3,264
Accounts payable and accrued expenses	4,546	(2,208)	(4,367)
Other liabilities	470	1,244	(2,736)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,918	26,510	8,399

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	10	1,925	598
Purchase of property, plant and equipment	(1,771)	(2,436)	(9,469)
Net proceeds from sale of available-for-sale securities	—	292	222
NET CASH USED IN INVESTING ACTIVITIES	(1,761)	(219)	(8,649)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on credit line	5,225	(17,511)	13,336
Payments on term loan	(1,506)	(1,506)	(1,675)
Payments on equipment financing	(2,766)	(3,167)	(2,969)
Payments on capitalized leases	(1,123)	(1,393)	(1,313)
Payments on subordinated indebtedness	(2,500)	(2,500)	(2,500)
Payments on mortgage note payable	(286)	(266)	(250)
Borrowings on notes payable	748	763	—
Payments on notes payable	(487)	(486)	—
Common stock issued under stock option plans	—	—	25
Change in outstanding checks in excess of cash	784	(230)	(729)
Common stock acquired for treasury	(58)	(37)	(3,531)
Payments for debt issuance costs	—	(15)	(458)
NET CASH USED IN FINANCING ACTIVITIES	(1,969)	(26,348)	(64)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	188	(57)	(314)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	56	113	427
CASH AND CASH EQUIVALENTS AT END OF YEAR	$244	$56	$113

Equipment purchased under capital leases	$127	$—	$575

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	Common Stock and Class B Common Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Stockholders' Equity
Balance at December 26, 2009 - As Restated	$50,068	$136,710	$(62,096)	$4	$(58,337)	$66,349
Common Stock acquired for treasury - 20,892 shares	—	—	—	—	(58)	(58)
Restricted stock grants issued - 100,940 shares	303	(303)	—	—	—	—
Stock-based compensation expense	—	828	—	—	—	828
Comprehensive Income (Loss):						—
Net loss	—	—	(4,654)	—	—	(4,654)
Unrealized loss on interest rate swap agreements, net of tax of $297	—	—	—	(484)	—	(484)
Reclassification into earnings on interest rate swap agreements, net of tax of $344	—	—	—	560	—	560
Postretirement benefit plans:	—					—
Unrecognized net actuarial gain, net of tax of $1	—	—	—	2	—	2
Recognition of net actuarial gain, net of tax of $36	—	—	—	(59)	—	(59)
Amortization of prior service credits, net of tax of $34	—	—	—	(54)	—	(54)
Total Comprehensive Loss	—	—	(4,654)	(35)	—	(4,689)
Balance at December 25, 2010	$50,371	$137,235	$(66,750)	$(31)	$(58,395)	$62,430

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Continued)

	Common Stock and Class B Common Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Stockholders' Equity
Balance at December 27, 2008 - As Restated	$50,110	$136,015	$(19,855)	$(509)	$(59,188)	$106,573
Common Stock acquired for treasury - 21,122 shares	—	—	—	—	(37)	(37)
Re-issuance of Common Stock in Treasury - 181,233 shares	—	(337)	—	—	888	551
Restricted stock grants forfeited - 13,988 shares	(42)	42	—	—	—	—
Tax expense from exercise of stock options	—	(177)	—	—	—	(177)
Stock-based compensation expense	—	1,167	—	—	—	1,167
Comprehensive Income (Loss):						—
Net loss	—	—	(42,241)	—	—	(42,241)
Unrealized loss on interest rate swap agreements, net of tax of $131	—	—	—	(214)	—	(214)
Reclassification into earnings on interest rate swap agreements, net of tax of $603	—	—	—	983	—	983
Unrealized gain on available-for-sale securities, net of tax of $22	—	—	—	36	—	36
Realized gain on sale of available-for-sale securities, net of tax of $111	—	—	—	(181)	—	(181)
Postretirement benefit plans:	—					—
Unrecognized net actuarial gain, net of tax of $0	—	—	—	1	—	1
Recognition of net actuarial gain, net of tax of $35	—	—	—	(57)	—	(57)
Amortization of prior service credits, net of tax of $33	—	—	—	(55)	—	(55)
Total Comprehensive Income (Loss)	—	—	(42,241)	513	—	(41,728)
Balance at December 26, 2009 -As Restated	$50,068	$136,710	$(62,096)	$4	$(58,337)	$66,349

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Continued)

	Common Stock and Class B Common Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Stockholders' Equity
Balance at December 29, 2007 - As Previously Reported	$49,529	$135,449	$12,563	$230	$(55,657)	$142,114
Correction for environmental reserve	—	—	(919)	—	—	(919)
Correction for accrued import duties	—	—	(18)	—	—	(18)
Balance at December 29, 2007 - As Restated	$49,529	$135,449	$11,626	$230	$(55,657)	$141,177
Common Stock acquired for treasury - 530,294 shares	—	—	—	—	(3,531)	(3,531)
Common Stock and Class B issued under stock option plan - 6,250 shares	19	6	—	—	—	25
Restricted stock grants issued - 187,417 shares	562	(562)	—	—	—	—
Tax benefit from exercise of stock options	—	(140)	—	—	—	(140)
Stock-based compensation expense	—	1,262	—	—	—	1,262
Comprehensive Income (Loss):						—
Net loss	—	—	(31,481)	—	—	(31,481)
Unrealized loss on interest rate swap agreements, net of tax of $748	—	—	—	(1,220)	—	(1,220)
Reclassification into earnings on interest rate swap agreements, net of tax of $255	—	—	—	416	—	416
Unrealized gain on available-for-sale securities, net of tax of $173	—	—	—	282	—	282
Realized gain on sale of available-for-sale securities, net of tax of $85	—	—	—	(137)	—	(137)
Postretirement benefit plans:						—
Unrecognized net actuarial gain, net of tax of $8	—	—	—	12	—	12
Recognition of net actuarial gain, net of tax of $23	—	—	—	(38)	—	(38)
Amortization of prior service credits, net of tax of $34	—	—	—	(54)	—	(54)
Total Comprehensive Loss	—	—	(31,481)	(739)	—	(32,220)
Balance at December 27, 2008 - As Restated	$50,110	$136,015	$(19,855)	$(509)	$(59,188)	$106,573

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

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates and these differences could be material.

Fiscal Year:  The Company ends its fiscal year on the last Saturday of December.  All references herein to "2010," "2009," and "2008," mean the fiscal years ended December 25, 2010, December 26, 2009, and December 27, 2008, respectively.  All years presented contained 52 weeks.

Reclassifications:  Certain amounts have been reclassified to conform to the 2010 presentation.

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

Credit and Market Risk:  The Company sells carpet and supplies carpet yarn and carpet dyeing and finishing services to floorcovering retailers, the interior design, architectural and specifier communities, and certain manufacturers located principally throughout the United States.  No customer accounted for more than 10% of net sales in 2010, 2009 or 2008, nor did the Company make a significant amount of sales to foreign countries during such periods.

The Company grants credit to its customers with defined payment terms, performs ongoing evaluations of the credit worthiness of its customers and generally does not require collateral.  Accounts receivable are carried at their outstanding principal amounts, less an anticipated amount for discounts and an allowance for doubtful accounts, which management believes is sufficient to cover potential credit losses based on historical experience and periodic evaluation of the financial condition of the Company's customers.  Notes receivable are carried at their outstanding principal amounts, less an allowance for doubtful accounts to cover potential credit losses based on the financial condition of borrowers and collateral held by the Company.

Inventories:  Inventories are stated at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method, which generally matches current costs of inventory sold with current revenues, for substantially all inventories.  Reduction of inventory quantities in 2010, 2009 and 2008 resulted in liquidations of LIFO inventories carried at prevailing costs established in prior years and decreased cost of sales by $28 in 2010, $1,158 in 2009 and $170 in 2008.

Inventories are summarized as follows:

	2010	2009
Raw materials	$18,144	$17,048
Work-in-process	11,417	9,357
Finished goods	36,959	35,288
Supplies, repair parts and other	326	361
LIFO reserve	(8,557)	(6,898)
Total inventories	$58,289	$55,156

Property, Plant and Equipment:  Property, plant and equipment is stated at the lower of cost or impaired value. Provisions for depreciation and amortization of property, plant and equipment have been computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets, ranging from 10 to 40 years for buildings and improvements, and 3 to 10 years for machinery and equipment.  Depreciation of property, plant and equipment, including

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

amounts for capital leases, totaled $11,376 in 2010, $13,284 in 2009 and $13,460 in 2008 for financial reporting purposes. Costs to repair and maintain the Company's equipment and facilities are expensed as incurred.  Such costs typically include expenditures to maintain equipment and facilities in good repair and proper working condition.

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

Goodwill:  Goodwill represents the excess of purchase price over the fair market value of identified net assets acquired in business combinations.  Goodwill, if any, is tested for impairment annually or when an indication of impairment exists.  The Company measures goodwill impairment, if any, by comparing the carrying value of the applicable reporting unit, including goodwill, with the present value of the reporting unit's estimated future cash flows (fair value). The Company has no goodwill recorded at 2010 or 2009. (See Note D).

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

Self-Insured Accruals:  The Company records liabilities to reflect an estimate of the ultimate cost of claims related to its self-insured medical and dental benefits and workers' compensation.  The amounts of such liabilities are based on an analysis of the Company's historical experience for each type of claim.

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

The Company recognizes all derivatives on its Consolidated Balance Sheet at fair value.  Derivatives that are designated as cash flow hedges are linked to specific liabilities on the Company's balance sheet.  The Company assesses, both at inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction are highly effective in offsetting changes in cash flows of the hedged items.  When it is determined that a derivative is not highly effective or the derivative expires, is sold, terminated, or exercised, the Company discontinues hedge accounting for that specific hedge instrument.  Changes in the fair value of effective cash flow hedges are deferred in accumulated other comprehensive income (loss) ("AOCIL") and reclassified to earnings in the same periods during which the hedge transaction affects earnings.  Changes in the fair value of derivatives that are not effective cash flow hedges are recognized in income.

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

Advertising Costs and Vendor Consideration:  The Company engages in promotional and advertising programs that include rebates, discounts, points and cooperative advertising programs.  Expenses relating to these programs are charged to earnings during the period in which they are earned.  These arrangements do not require significant estimates of costs.  Substantially all such expenses are recorded as a deduction from sales.  The cost of cooperative advertising programs is recorded as selling and administrative expenses when the Company can identify a tangible benefit associated with the program, and can reasonably estimate that the fair value of the benefit is equal to or greater than its cost.  The amount of advertising and promotion expenses included in selling and administrative expenses was not significant for the years 2010, 2009 or 2008.

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

Stock-Based Compensation:  The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity or liability instrument issued.  Restricted stock grants with pro-rata vesting are expensed using the straight-line method.  (See restrictions effective in 2009 as specified in Note L).

Recent Accounting Pronouncements:  In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2010-6, Improving Disclosures about Fair Value Measurements. This update requires entities to make new disclosures about recurring or nonrecurring fair value measurements and provides clarification of existing disclosure requirements. For assets and liabilities that are measured at fair value on a recurring basis, the ASU requires disclosure of significant transfers between Levels 1 and 2, and transfers into and out of Level 3 of the fair value hierarchy and the reasons for those transfers. Significant transfers into each level must be disclosed and discussed separately from transfers out of each level. Significance is judged with respect to earnings, total assets, total liabilities or total equity. The ASU amends the reconciliation of the beginning and ending balances of Level 3 recurring fair value measurements to present information about purchases, sales, issuances and settlements on a gross basis rather than as a net number. In addition, the ASU requires fair value measurement disclosures for each class of assets and liabilities and clarifies that a description of the valuation technique and inputs used to measure fair value is required for both recurring and nonrecurring fair value measurements. This standard became effective in 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlement on a gross basis, which will be effective beginning in the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material effect on the Company's Consolidated Financial Statements.

In February 2010, the FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements. This update amends guidance on subsequent events. This amendment removes the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. However, the date disclosure exemption does not relieve management of an SEC filer from its responsibility to evaluate subsequent events through the date on which financial statements are issued. This standard became effective in first quarter of 2010. The adoption of this standard did not have a material effect on the Company's Consolidated Financial Statements.

NOTE B - RESTATEMENTS OF CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its Consolidated Balance Sheet for the year ended December 26, 2009 and its Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the years ended December 26, 2009 and December 27, 2008 to correct errors in these statements contained in prior filings.

Correction to record reserve for environmental liabilities related to discontinued operations: The Company has liabilities at five previously owned sites that are associated with its previous textile businesses accounted for as discontinued operations. Each of these sites contains relatively low levels of ground or ground water contaminants. Each site has a Corrective Action Plan (“CAP”) with the applicable authoritative state regulatory body responsible for oversight for environmental compliance that has been in place for years preceding 2000 and the Company contracts with third party qualified environmental specialists for related remediation, monitoring and reporting for each location. The CAP for four of these sites involves natural attenuation (degradation of the contaminants through naturally occurring events) over periods estimated at 10 to 20 years and the CAP on the remaining site involves a pump and treat remediation process, estimated to remediate over a period of 20 to 30 years. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ from our estimate and could result in a significant difference. However, we believe we have established a reasonable basis for the liability accrued. The Company determined that the low end of each estimated range was appropriate for use in establishment of the liability at each site except for the site with the pump and treat CAP where the mid-point of the range, 25 years, was utilized as the best estimate for this site.

The Company has an additional environmental liability on the property of a facility and related business that was sold in 2004 and accounted for as discontinued operations. The Company, with the consultation of its third party environmental specialists, submitted an oxidation-based remediation plan in 2009 for this site, received conditional approval for the CAP in late 2009 and final approval in 2010. The plan has a specified remediation term estimated to be 7 years.

The Company previously concluded that liabilities for the environmental issues at each of these locations were not estimable due to uncertainties in the estimation of a completed remediation timeline. Prevailing accounting practice and authoritative accounting guidance requires that in situations where a known liability exist, the liability at the low end of the reasonably likely

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

range must be quantified and recorded even though significant uncertainty may exist in the eventual resolution of such liability.

Correction to record liability related to the Voluntary Disclosure Agreement (“VDA”) with Revenue Canada for the incorrect determination of duties on products inbound into Canada: During 2010, the Company determined that it had not reported duties for certain products inbound to Canada and as a result entered into a VDA with the Canadian authorities related to the periods of 2006 through 2010 to appropriately determine and remit such duties in fiscal 2011. The estimate of the liability is approximately $252, $130 of which pertains to fiscal years 2009 and 2008; and $30 of which pertains to periods prior to 2008. Accordingly, the Company recorded a liability in 2010 and has restated the financial statements for 2009 and 2008 in this Annual Report to correct the error.

Following is a summary of the effects of the restatements for the corrections of errors on the Consolidated Balance Sheet for the Year Ended December 26, 2009 and the Consolidated Statements of Operations for the Years Ended December 26, 2009 and December 27, 2008. These error corrections had no impact on cash nor did they impact any classifications between operating activities, investing activities or financing activities on the Company's Consolidated Statements of Cash Flows compared with the original filings.

Consolidated Balance Sheet	As Previously Reported December 26, 2009	Correction for Environmental Reserve	Correction for Accrued Import Duties	As Restated December 26, 2009
Other current assets	$4,683	$—	$61	$4,744
Accrued expenses	13,891	151	160	14,202
Deferred income taxes	5,830	(648)	—	5,182
Other long-term liabilities	13,191	1,556	—	14,747
Retained earnings (accumulated deficit)	(60,938)	(1,059)	(99)	(62,096)

Consolidated Statement of Operations	As Previously Reported December 26, 2009	Correction for Environmental Reserve	Correction for Accrued Import Duties	As Restated December 26, 2009
Cost of sales	$151,308	$—	$66	$151,374
Gross profit	52,172	—	(66)	52,106
Operating loss	(45,323)	—	(66)	(45,389)
Loss from continuing operations before taxes	(50,663)	—	(66)	(50,729)
Income tax benefit	(8,845)	—	(25)	(8,870)
Loss from continuing operations	(41,818)	—	(41)	(41,859)
Loss from discontinued operations	(280)	(102)	—	(382)
Net loss	(42,098)	(102)	(41)	(42,241)

Diluted loss per share:
Continuing operations	$(3.39)	$—	$—	$(3.39)
Discontinued operations	(0.02)	(0.01)	—	(0.03)
Net loss	$(3.41)	$(0.01)	$—	$(3.42)

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Consolidated Statement of Operations	As Previously Reported December 27, 2008	Correction for Environmental Reserve	Correction for Accrued Import Duties	As Restated December 27, 2008
Cost of sales	$204,558	$—	$64	$204,622
Gross profit	78,152	—	(64)	78,088
Operating loss	(28,396)	—	(64)	(28,460)
Loss from continuing operations before taxes	(34,035)	—	(64)	(34,099)
Income tax benefit	(2,907)	—	(24)	(2,931)
Loss from continuing operations	(31,128)	—	(40)	(31,168)
Loss from discontinued operations	(275)	(38)	—	(313)
Net loss	(31,403)	(38)	(40)	(31,481)

Diluted loss per share:
Continuing operations	$(2.50)	$—	$—	$(2.50)
Discontinued operations	(0.02)	(0.01)	—	(0.03)
Net loss	$(2.52)	$(0.01)	$—	$(2.53)

NOTE C - RECEIVABLES

Receivables are summarized as follows:

	2010	2009
Customers, trade	$27,084	$18,522
Income taxes	102	6,953
Other	1,830	1,412
Gross receivables	29,016	26,887
Less allowance for doubtful accounts	(466)	(737)
Net receivables	$28,550	$26,150

The Company also had notes receivable in the amount of $419 at 2010 and 2009.  The current portions of notes receivable are included in other receivables above and the non-current portions are included in other long-term assets in the Company's Consolidated Financial Statements.

NOTE D - GOODWILL

The Company's goodwill, if any, is tested for impairment annually in the fourth quarter of each year or more frequently if events or circumstances indicate that the carrying value of goodwill associated with a reporting unit may not be fully recoverable. The first step in the goodwill assessment process is to identify potential goodwill impairments and involves a comparison of the carrying value of a reporting unit, including goodwill, to the fair value of the reporting unit.  For this purpose, the Company estimates fair value of the reporting unit based on expected current and future cash flows discounted at the Company's weighted-average cost of capital ("WACC").  Such an estimate necessarily involves judgments and assumptions concerning, among other matters, future sales and profitability, as well as interest rates and other financial factors used to calculate the WACC.  If an impairment is indicated in the first step of the assessment, a second step in the assessment is performed by comparing the "implied fair value" of the Company's reporting units' goodwill with the carrying value of the reporting units' goodwill.  For this purpose, the "implied fair value" of goodwill for each reporting unit that had goodwill associated with its operations was determined in the same manner as the amount of goodwill is determined in a business combination.

When the 2008 annual goodwill impairment test was performed, the Company reduced its projections for future sales and profitability because economic conditions in the carpet industry had continued to deteriorate. The measurement resulted in the impairment of all of the goodwill, or $1,341 associated with the acquisition of Patrick Carpet Mills, Inc. in 1994 and $21,780, or approximately 40% of the goodwill associated with the acquisition of Fabrica International, Inc. in 2000. The total non-cash goodwill impairment loss recognized in 2008 was $23,121.

Because economic conditions in the carpet industry deteriorated further in the first quarter of 2009 compared with the fourth

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

quarter of 2008, the Company performed impairment testing of the remaining goodwill associated with the Fabrica reporting unit. The measurement resulted in the impairment of the remaining goodwill associated with the 2000 acquisition of Fabrica International, Inc.; accordingly, the Company recorded a non-cash goodwill impairment loss of $31,406 in the first quarter of 2009.

The changes in the carrying amount of goodwill are summarized as follows:

	2010	2009
Balance at beginning of year	$—	$33,406
Reductions related to deferred tax assets	—	(2,000)
Impairment loss	—	(31,406)
Balance at end of year	$—	$—

NOTE E - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	2010	2009
Compensation and benefits (1)	$4,587	$3,949
Provision for customer claims, rebates and allowances	5,053	3,895
Outstanding checks in excess of cash	2,363	1,579
Other	6,443	4,779
	$18,446	$14,202

(1)	Includes a liability related to the Company's self-insured Workers' Compensation program. This program is collateralized by letters of credit in the aggregate amount of $2,606.

NOTE F - PRODUCT WARRANTY RESERVES

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

	2010	2009
Warranty reserve beginning of year	$755	$1,363
Warranty liabilities accrued	3,428	2,713
Warranty liabilities settled	(2,797)	(2,518)
Changes for pre-existing warranty liabilities	86	(803)
Warranty reserve end of year	$1,472	$755

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE G - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

	2010	2009
Senior indebtedness:
Credit line borrowings	$30,503	$25,278
Term loan	11,324	12,830
Equipment financing	4,142	6,908
Capital lease obligations	810	1,806
Mortgage note payable	5,736	6,022
Notes payable	538	277
Total senior indebtedness	53,053	53,121
Convertible subordinated debentures	12,162	14,662
Total long-term debt	65,215	67,783
Less: current portion of long-term debt	(6,867)	(7,335)
Less: current portion of capital lease obligations	(278)	(1,099)
Total long-term debt, less current portion	$58,070	$59,349

In October 2008, the Company amended and restated its senior loan and security agreement to extend the agreement's maturity date from May 11, 2010 to May 11, 2013, decrease the monthly term loan principal installment payments and increase interest rates applicable to borrowings under the agreement to more current market interest rates.  Effective January 1, 2009, the amended and restated senior loan and security agreement was further amended to modify certain interest rate definitions to change the relative relationship between base rates and LIBOR rates as used in the agreement and to reduce the applicable credit spreads for base rate loans by 0.50%.  Effective July 31, 2009, the Company reduced its revolving credit facility from $70,000 to $55,000 to better align the size of the revolving credit facility with the Company's anticipated levels of accounts receivable and inventory.  The Company's amended and restated senior loan and security agreement provides $66,324 of credit, consisting of $55,000 of revolving credit and a $11,324 term loan.  The term loan is payable in monthly principal installments of $126 and is due May 11, 2013.

Interest rates available under the amended and restated senior loan and security agreement may be selected from a number of options that effectively allow the Company to borrow at rates ranging from the lender's prime rate plus 1.00% to the lender's prime rate plus 2.25% for base rate loans, or at rates ranging from LIBOR plus 2.00% to LIBOR plus 3.25% for LIBOR loans. The weighted-average interest rate on borrowings outstanding under this agreement was 4.00% at December 25, 2010 and 6.92% at December 26, 2009.  Commitment fees ranging from 0.25% to 0.375% per annum are payable on the average daily unused balance of the revolving credit facility.  The interest rate on a portion of borrowings under the amended and restated senior loan and security agreement are fixed by an interest rate swap arrangement that effectively fixes the interest rate on $25,000 of such borrowings at 1.42% plus the applicable credit spreads.  The levels of the Company's accounts receivable and inventory limit borrowing availability under the revolving credit facility.  The facility is secured by a first priority lien on substantially all of the Company's assets.

The Company's amended and restated senior loan and security agreement does not contain ongoing financial covenants and permits payment of dividends and repurchases of the Company's Common Stock in an aggregate annual amount of up to $3,000 and distributions in excess of $3,000 under conditions specified in the agreement.  The agreement also contains covenants that could limit future acquisitions.  Unused borrowing capacity under the amended and restated senior loan and security agreement on December 25, 2010 was $11,729.

The Company's amended and restated senior loan and security agreement, which matures on May 11, 2013, will accelerate if the Company fails, by January 15, 2012, to either (a) repay the Company's 7% convertible subordinated debentures or (b) refinance the debentures as contemplated by the Company's senior loan and security agreement and establish a reserve equal to such debentures then outstanding principal balance plus accrued interest. Although, the Company believes cash availability will be sufficient to satisfy the above obligation through either internally generated cash flow or refinancing, there can be no assurance that the Company will be able to repay the debentures, attain such refinancing , or have adequate reserves as required by the loan agreement.

The Company's equipment financing notes have terms ranging from five to seven years, are secured by the specific equipment financed, bear interest ranging from 6.19% to 6.85% and are due in monthly installments of principal and interest ranging from $249 to $38 through May 2014.  The notes do not contain financial covenants.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

The Company's capitalized lease obligations have terms ranging from four to seven years, are secured by the specific equipment leased, bear interest ranging from 6.65% to 7.40% and are due in monthly installments of principal and interest ranging from $35 to $8 through November 2015.

The Company's $5,736 mortgage is secured by real property and is payable in monthly principal installments ranging from $24 to $28 during the remaining term and matures in March 2013.  The mortgage bears interest at LIBOR plus 2.0% and the interest rate is fixed at 6.54% through March 13, 2013 by an interest rate swap.

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

Interest payments for continuing operations were $4,006 in 2010, $5,379 in 2009, and $6,093 in 2008.  Interest capitalized by the Company was $0 in 2010 and 2009, and $367 in 2008.

Maturities of long-term debt for periods following December 25, 2010 are as follows:

	Long-Term Debt	Capital Leases	Total
		(See Note N)
2011	$6,867	$278	$7,145
2012	12,930	192	13,122
2013	44,410	118	44,528
2014	198	108	306
2015	—	114	114
Thereafter	—	—	—
Total	$64,405	$810	$65,215

NOTE H - FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

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

The Company's interest rate swaps are measured under the fair value guidance.  The following table summarizes the hierarchy level the Company used to determine fair value of its interest rate swaps as of December 25, 2010:

		Fair Value Hierarchy Level
	Balance at December 25, 2010	Level 1	Level 2	Level 3
Liabilities:
Interest rate swaps	$873	$—	$873	$—

The fair value of the interest rate swaps was obtained from external sources and was determined through the use of models that employ various assumptions and relevant economic factors.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Available-for-sale securities, if any, are reflected on the Company's Consolidated Balance Sheets in other current assets and related gains and losses are deferred in accumulated other comprehensive income (loss) ("AOCIL").  During 2009, the Company sold its remaining available-for-sale securities and realized gains from the sale of such securities of $292, or $181 net of tax. During 2008, the Company realized gains from the sale of available-for-sale securities of $222, or $137 net of tax. The basis on which the gains was reclassified out of AOCIL into earnings was determined by specific identification.

The Company's financial instruments are not held or issued for trading purposes.  The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$244	$244	$56	$56
Notes receivable, including current portion	419	419	419	419
Financial Liabilities:
Long-term debt and capital leases, including current portion	$65,215	$67,609	$67,783	$70,882
Interest rate swaps	873	873	1,031	1,031

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

Derivatives designated as cash flow hedges relate to specific liabilities on the Company's balance sheet.  The Company assesses, both at inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction are highly effective in offsetting changes in cash flows of the hedged items. When it is determined that a derivative is not highly effective or the derivative expires, is sold, terminated, or exercised, the Company discontinues hedge accounting for that specific hedge instrument.  The Company recognizes all derivatives on its Consolidated Balance Sheet at fair value.  Changes in the fair value of effective cash flow hedges are deferred in AOCIL and reclassified into earnings in the same periods during which the hedged transaction affects earnings.  Changes in the fair value of derivatives that are not effective hedges are recognized in income.

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

On April 7, 2010, the Company entered into an interest rate swap agreement with a notional amount of $25,000 effective May 11, 2010 through May 11, 2013. The Company did not designate this derivative instrument as a cash flow hedge and as a result recognized the fair value of this instrument in earnings. Under this interest rate swap agreement, the Company paid a fixed rate of interest of 2.38% times the notional amount and received in return a specified variable rate of interest times the same notional amount. Due to a significant drop in rates, the Company terminated the agreement in July 2010 and paid a termination fee of $300 which represented the fair value of the instrument. The Company entered into another interest rate swap agreement designated as a cash flow hedge with a notional amount of $25,000 effective July 11, 2010 through May 11, 2013. Under this interest rate swap agreement, the Company pays a fixed rate of interest of 1.42% times the notional amount and receives in return a specified variable rate of interest times the same notional amount.

The Company is also a party to an interest rate swap agreement through March 2013, which is linked to a mortgage and considered a highly effective hedge.  Under the interest rate swap agreement, the Company pays a fixed rate of interest times a notional amount equal to the outstanding balance of the mortgage, and receives in return an amount equal to a specified variable rate of interest times the same notional amount.  At December 25, 2010, the notional amount of the interest rate swap agreement was $5,736.  Under the terms of the interest rate swap agreement, the Company pays a fixed rate of interest through March 2013, which effectively fixes the interest rate on the mortgage at 6.54%.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

The following table summarizes the fair values of derivative instruments included in the Company's Consolidated Balance Sheets:

	Liability Derivatives
	2010	2009
Cash flow hedges - interest rate swaps:
Accrued expenses	$495	$590
Other long-term liabilities	378	441
Total	$873	$1,031

The following table summarizes the pre-tax impact of derivative instruments on the Company's financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on Derivative (effective portion)
	2010	2009	2008
Derivatives designated as hedging instruments:

Cash flow hedges - interest rate swaps	$(781)	$(345)	$(1,968)

The following table summarizes the pre-tax impact of derivative instruments on the Company's financial statements:

	Amount of Gain or (Loss) Reclassified from AOCIL into Income (effective portion) (1) (2)
	2010	2009	2008
Derivatives designated as hedging instruments:

Cash flow hedges - interest rate swaps	$(904)	$(1,586)	$(671)

The following table summarizes the pre-tax impact of derivative instruments on the Company's financial statements:

	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion) (3)
	2010	2009	2008
Derivatives designated as hedging instruments:

Cash flow hedges - interest rate swaps	$(4)	$—	$—

	Amount of Gain or (Loss) Recognized in Income on Derivative (4)
	2010	2009	2008
Derivatives not designated as hedging instruments:

Interest rate swap	$(300)	$—	$—

(1)	The amount of loss reclassified from AOCIL is included in interest expense on the Company's Consolidated Statements of Operations.

(2)	The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to December 25, 2010 is $495.

(3)	The amount of loss recognized in income on the ineffective portion of interest rate swaps is included in other expense on the Company's Consolidated Statements of Operations.

(4)	The amount of loss recognized in income on interest rate swaps not designated as hedging instruments is included in other expense on the Company's Consolidated Statements of Operations.

NOTE I - EMPLOYEE BENEFIT PLANS

The Company sponsors two 401(k) defined contribution plans covering substantially all associates.  The Company generally matches participants' contributions, on a sliding scale, up to a maximum of 5% of the participant's earnings.  The Company did not match participants' contributions for one of the two 401(k) plans for the 2009 and 2010 plan years; accordingly, matching

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

contributions for the 401(k) plans were $107 in 2010, $95 in 2009 and $1,076 in 2008. The Company, at its discretion, could make additional contributions to the plan if the Company attains certain performance targets.

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation.  The obligations owed to participants under this plan were $11,650 at December 25, 2010 and $10,595 at December 26, 2009 and are included in other long-term liabilities in the Company's Consolidated Balance Sheets.  The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies held was $11,544 at December 25, 2010 and $10,690 at December 26, 2009 and is included in other long-term assets in the Company's Consolidated Balance Sheets.

The Company is a contributing employer in a multi-employer pension plan. Expenses related to the multi-employer pension plan were $257 in 2010, $222 in 2009 and $186 in 2008.  Based upon current employment and benefit levels, the Company's contributions to the multi-employer pension plan are expected to be approximately $275 for 2011.

The Company sponsors a legacy postretirement benefit plan that provides life insurance to a limited number of associates as a result of a prior acquisition.  The Company also sponsors a postretirement benefit plan that provides medical insurance for a limited number of associates who retired prior to January 1, 2003 and life insurance to a limited number of associates upon retirement.

Information about the benefit obligation and funded status of the Company's postretirement benefit plans is summarized as follows:

	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$845	$853
Service cost	6	4
Interest cost	42	46
Participant contributions	22	26
Actuarial gain	(97)	(61)
Benefits paid	(27)	(30)
Medicare Part D subsidy	5	7
Benefit obligation at end of year	796	845

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	—	(2)
Participant contributions	22	26
Benefits paid	(27)	(31)
Medicare Part D subsidy	5	7
Fair value of plan assets at end of year	—	—
Funded status	$(796)	$(845)

The balance sheet classification of the Company's liability for postretirement benefit plans is summarized as follows:

	2010	2009
Accrued expenses	$24	$25
Other long-term liabilities	772	820
Total liability	$796	$845

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Benefits expected to be paid on behalf of associates for postretirement benefit plans during the period 2011 through 2020 are summarized as follows:

Years	Postretirement Plans
2011	$24
2012	23
2013	23
2014	23
2015	23
2016 - 2020	124

Assumptions used to determine benefit obligations of the Company's postretirement benefit plans are summarized as follows:

	2010	2009
Weighted-average assumptions as of year-end:
Discount rate (benefit obligations)	3.79%	4.90%

Assumptions used and related effects of health care cost are summarized as follows:

	2010	2009
Health care cost trend assumed for next year	9.00%	10.00%
Rate to which the cost trend is assumed to decline	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2017	2016

The effect of a 1% change in the health care cost trend on the Company's postretirement benefit plans is summarized as follows:

	2010		2009
	1% Increase	1% Decrease	1% Increase	1% Decrease
Accumulated postretirement benefit obligation	$10	$(9)	$9	$(8)

Costs charged for all postretirement plans are summarized as follows:

	2010	2009	2008
Postretirement benefit plans:
Service cost	$6	$4	$4
Interest cost	42	46	47
Amortization of prior service credits	(88)	(88)	(88)
Recognized net actuarial gain	(95)	(92)	(61)
Settlement gain	(94)	(60)	(32)
Net periodic benefit credit	$(229)	$(190)	$(130)

Pre-tax amounts included in AOCIL for the Company's postretirement benefit plans at December 25, 2010 are summarized as follows:

	Postretirement Benefit Plans
	Balance at 2010	2011 Expected Amortization
Prior service credits	$(453)	$(88)
Unrecognized actuarial gains	(318)	(28)
Totals	$(771)	$(116)

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE J - INCOME TAXES

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $47 at December 25, 2010 and $52 at December 26, 2009.  Due to the Company's valuation allowances, such benefits, if recognized, would not affect the Company's effective tax rate. There were no significant interest or penalties accrued as of December 25, 2010 or December 26, 2009.  The Company does not expect its unrecognized tax benefits to change significantly during the next twelve months.  The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense.

The following is a summary of the change in the Company's unrecognized tax benefits:

	2010	2009	2008
Balance at beginning of year	$52	$332	$419
Additions based on tax positions taken during a prior period	17	—	37
Reductions related to settlement of tax matters	—	(216)	(15)
Reductions related to a lapse of applicable statute of limitations	(22)	(64)	(109)
Balance at end of year	$47	$52	$332

The Company and its subsidiaries are subject to United States federal income taxes, as well as income taxes in a number of state jurisdictions.  The tax years subsequent to 2003 remain open to examination for U.S. federal income taxes. The majority of state jurisdictions remain open for tax years subsequent to 2006.  A few state jurisdictions remain open to examination for tax years subsequent to 2005.

The provision (benefit) for income taxes on income (loss) from continuing operations consists of the following:

	2010	2009	2008
Current
Federal	$(98)	$(4,149)	$(3,807)
State	(8)	(356)	(326)
Total current	(106)	(4,505)	(4,133)

Deferred
Federal	(2,301)	(4,020)	1,107
State	(197)	(345)	95
Total deferred	(2,498)	(4,365)	1,202
Income tax benefit	$(2,604)	$(8,870)	$(2,931)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax basis of those assets and liabilities.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Significant components of the Company's deferred tax liabilities and assets are as follows:

	2010	2009
Deferred tax liabilities:
Property, plant and equipment	$13,175	$13,937
Other	—	313
Total deferred tax liabilities	13,175	14,250

Deferred tax assets:
Inventories	1,773	1,339
Retirement benefits	3,774	3,757
Other employee benefits	632	614
Exit cost reserve	618	603
Federal/State net operating losses	3,124	3,153
Federal/State tax credit carryforwards	1,603	2,179
Allowances for bad debts, claims and discounts	2,194	1,814
Other	4,751	3,395
Total deferred tax assets	18,469	16,854
Valuation allowance	(4,526)	(5,143)
Net deferred tax asset	13,943	11,711
Net deferred tax assets (liabilities)	$768	$(2,539)

Balance sheet classification:	2010	2009
Current deferred tax assets, included in other current assets	$5,527	$2,643
Non-current deferred tax liabilities	4,759	5,182
Total net deferred tax assets (liabilities)	$768	$(2,539)

At December 25, 2010, $3,124 of deferred tax assets related to approximately $69,287 of federal and state tax net operating loss carryforwards and $1,603 federal and state tax credit carryforwards were available to the Company that will expire in five to twenty years.  A valuation allowance of $4,526 is recorded to reflect the estimated amount of deferred tax assets that may not be realized during the carryforward periods. At December 25, 2010, the Company is in a net deferred tax asset position of $768. The Company performed an analysis related to the net deferred tax asset and believes that the net tax asset is recoverable in future periods, including a $201 federal income tax credit carryforward and federal net operating loss carryforward.

Differences between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to loss from continuing operations are summarized as follows:

	2010	2009	2008
Federal statutory rate	35%	35%	34%
Statutory rate applied to loss from continuing operations	$(2,442)	$(17,757)	$(11,596)
Plus state income taxes net of federal tax effect	(185)	103	581
Total statutory benefit	(2,627)	(17,654)	(11,015)
Increase (decrease) attributable to:
Impairment of goodwill	—	8,000	7,861
Tax contingency reserve	—	—	(71)
Refunds from utilization of tax credits	—	(89)	(93)
APIC charge	149	204	—
Change in valuation allowance	—	391	440
Other items	(126)	278	(53)
Total tax benefit	$(2,604)	$(8,870)	$(2,931)

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

Income tax refunds received, net of income tax payments for continuing and discontinued operations were $6,931 in 2010 and $4,895 in 2009.  Income tax payments, net of income tax refunds received were $1,368 in 2008.

NOTE K - COMMON STOCK AND EARNINGS PER SHARE

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

Earnings Per Share
In the first quarter of 2009, the Company adopted newly issued guidance, which required the Company to include all unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents (participating securities), whether paid or unpaid, in the number of shares outstanding in basic and diluted EPS calculations when the inclusion of these shares would be dilutive.  For 2010, 2009 and 2008, these participating securities were not included in the determination of EPS because to do so would be anti-dilutive.

This accounting guidance also required additional disclosure of EPS for common stock and unvested share-based payment awards, separately disclosing distributed and undistributed earnings.  Distributed earnings represent common stock dividends and dividends earned on unvested share-based payment awards.  Undistributed earnings represent earnings that were available for distribution but were not distributed.  Common stock and unvested share-based payment awards earn dividends equally.  All earnings were undistributed in all periods presented.

The following table sets forth the computation of basic and diluted loss per share from continuing operations:

	2010	2009	2008
Loss from continuing operations (1)	$(4,373)	$(41,859)	$(31,168)

Weighted-average shares outstanding (2)	12,524	12,331	12,449
Participating securities - unvested restricted stock (3)	—	—	—
Shares for basic earnings (loss) per share (2)	12,524	12,331	12,449

Effect of dilutive securities:
Stock options (3)	—	—	—
Directors' stock performance units (3)	—	—	—
Shares for diluted earnings (loss) per share (2)(3)	12,524	12,331	12,449

Earnings (loss) per share:
Basic	$(0.35)	$(3.39)	$(2.50)
Diluted	(0.35)	(3.39)	(2.50)

(1)	No adjustments needed in the numerator for diluted calculations.

(2)	Includes Common and Class B Common shares in thousands, less shares held in treasury, in thousands.

(3)
Because their effects are anti-dilutive, shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock at the end of the relevant period, unvested restricted stock deemed to be participating securities, directors' stock performance units, and shares issuable on conversion of subordinated debentures into shares of Common Stock have been excluded. Aggregate shares excluded were 1,628 shares in 2010, 1,658 shares in 2009, and 1,531 shares in 2008.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE L - STOCK COMPENSATION EXPENSE AND STOCK PLANS

Stock Compensation Expense

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity or liability instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Financial Statements. The number of shares to be issued is determined by dividing the specified dollar value of the award by the market value per share on the grant date. Pursuant to a policy adopted by the Compensation Committee of the Board of Directors applicable to awards granted for 2009 and 2010, $5.00 per share will be used as the market value per share to calculate the number of shares to be issued if the market value per share is less than $5.00 per share on the grant date.

The Company's stock compensation expense was $888 for 2010, $1,193 for 2009 and $1,322 for 2008.

2006 Stock Award Plan

On May 3, 2006, the Company's shareholders' approved and adopted the Company's 2006 Stock Award Plan (the "2006 Plan") which provided for the issuance of up to 800,000 shares of Common Stock and/or Class B Common Stock as stock-based or stock-denominated awards to directors of the Company and to salaried employees of the Company and its participating subsidiaries.  The 2006 Plan superseded and replaced The Dixie Group, Inc. Stock Incentive Plan (the "2000 Plan"), which was terminated with respect to the granting of new awards.  Awards previously granted under the 2000 Plan will continue to be governed by the terms of that plan and will not be affected by its termination.

On April 27, 2010, the Company's shareholders' approved the amendment and restatement of the 2006 Plan to increase the number of shares that may be issued under the plan from 800,000 to 1,300,000.

Restricted Stock Awards

Each executive officer has the opportunity to earn a Primary Long-Term Incentive Award of restricted stock and receive an award of restricted stock denominated as “Career Shares.”  The number of shares issued, if any, is based on the market price of the Company’s Common Stock at the time of grant of the award, subject, to a $5.00 per share minimum value effective for 2010 and 2009.  Primary Long-Term Incentive Awards vest over 3 years, and Career Shares vest when the participant becomes qualified to retire from the Company at 60 years of age and has retained the Career Shares for 24 months following the grant date.

During 2010, the Company granted 100,940 shares of restricted stock to officers and other key employees of the Company.  The grant-date fair value of the awards was $266, or $2.635 per share, and will be recognized as stock compensation expense over the vesting periods which range from 2 to 17 years from the date the awards were granted.  Each award is subject to a continued service condition.  The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

During 2009, the Company amended and restated a 125,000 share Restricted Stock Award ("award") originally granted to its Chief Executive Officer on June 6, 2006 with a seven year term.  The award is intended to retain and motivate the Company's Chief Executive Officer and to bring his total compensation package closer to median levels for Chief Executive Officers of comparable companies.  The fair value on the date of the original award was $1,556, or $12.45 per share, equivalent to 92% of the market value of a share of the Company's Common Stock.  Such value was determined using a binomial model and will be expensed over the term of the award.  Vesting of the shares is contingent on a 35% increase in the market value of the Company's Common Stock (the "Market Condition") prior to five years from the date of the original grant.  Additionally, vesting of shares requires the Chief Executive Officer to meet a continued service condition during the term of the award with a two year minimum vesting period.  Shares subject to the award vest pro rata annually after the Market Condition and minimum vesting period are met on the anniversary date of the award.  The award was amended to extend the term by one year to June 6, 2014, and to extend the time during which the award's market condition may be met by three years to June 6, 2014.  The modification resulted in incremental stock compensation expense of $41 which will be amortized over the award's remaining vesting period.

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

Restricted stock activity for the three years ended December 25, 2010 is summarized as follows:

	Number of Shares	Weighted- Average Fair Value of Awards Granted During the Year
Outstanding at December 29, 2007	256,124	$—
Granted	187,417	8.77
Vested	(50,371)	—
Forfeited	—	—
Outstanding at December 27, 2008	393,170	—
Granted	—	—
Vested	(97,526)	—
Forfeited	(13,988)	—
Outstanding at December 26, 2009	281,656	—
Granted	100,940	2.64
Vested	(81,417)	—
Forfeited	—	—
Outstanding at December 25, 2010	301,179	$—

As of December 25, 2010, unrecognized compensation cost related to unvested restricted stock was $1,053. That cost is expected to be recognized over a weighted-average period of 4.4 years.  The total fair value of shares vested was approximately $227, $146 and $412 during the year 2010, 2009 and 2008, respectively.

Stock Performance Units

The Company's non-employee directors receive an annual retainer of $12 in cash and $12 in value of Stock Performance Units (subject to a $5.00 minimum per unit, for 2010 and 2009) under the Director's Stock Plan.  The market value at the date of the grants in 2010 was above $5.00 per share; therefore, there was no reduction in the number of units issued.  Upon retirement, the Company issues a number of shares of Common Stock equivalent to the number of Stock Performance Units held by non-employee directors at that time.  As of December 25, 2010, 72,372 Stock Performance Units were outstanding under this plan.

Stock Purchase Plan

The Company has a stock purchase plan which authorizes 108,000 shares of Common Stock for purchase by supervisory associates at the market price prevailing at the time of purchase.  At December 25, 2010, 27,480 shares remained available for issuance under the plan.  Shares sold under this plan are held in escrow until paid for and are subject to repurchase agreements which give the Company a right of first refusal to purchase the shares if they are subsequently sold.  No shares were sold under the plan in 2010, 2009 or 2008.

Stock Options

All stock options issued under the Company's 2000 Plan were exercisable generally at a cumulative rate of 25% per year after the second year from the date the options are granted.  Options granted under the Company's 2006 Plan are exercisable for periods determined at the time the awards are granted.  Effective 2009, the Company established a $5.00 minimum exercise price on all options granted.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

The following weighted-average assumptions were used to estimate the fair value of stock options granted:

	2010	2009	2008
Expected volatility	—%	49.70%	—%
Risk-free interest rate	—%	2.36%	—%
Dividend yield	—%	—%	—%
Expected life of options	—	5 years	—

(1)	No options were granted during the years ended December 25, 2010 and December 27, 2008.

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

Option activity for the three years ended December 25, 2010 is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value of Options Granted During the Year
Outstanding at December 29, 2007	917,866	$11.68	$—
Granted	—	—	—
Exercised	(6,250)	3.95	—
Forfeited	(52,675)	13.50	—
Outstanding at December 27, 2008	858,941	11.62	—
Granted above market	139,000	5.00	0.90
Exercised	—	—	—
Forfeited	(80,663)	9.97	—
Outstanding at December 26, 2009	917,278	10.76	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	(130,550)	9.88	—
Outstanding at December 25, 2010	786,728	$10.91	$—

Options exercisable at:
December 27, 2008	854,691	$11.62	—
December 26, 2009	778,278	11.79	—
December 25, 2010	647,728	12.18	—

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

The following table summarizes information about stock options at December 25, 2010:

Options Outstanding
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$3.875 - $5.00	179,500	7.8 years	$4.90
$6.96 - $6.96	107,418	4.4 years	6.96
$11.85 - $17.58	499,810	4.4 years	13.92
$3.875 - $17.58	786,728	5.2 years	$10.91

Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$3.875 - $5.00	40,500	4.1 years	$4.54
$6.96 - $6.96	107,418	4.4 years	6.96
$11.85 - $17.58	499,810	4.4 years	13.92
$3.875 - $17.58	647,728	4.4 years	$12.18

At December 25, 2010, the market value of all outstanding stock options was less than their exercise price by $5,783 and the market value of exercisable stock options was less than their exercise price by $5,583.  The market value of stock options exercised exceeded their exercise price during the year ended 2010, 2009 and 2008 by $0, $0 and $13, respectively.

At December 25, 2010, unrecognized compensation expense related to unvested stock options was $96 and is expected to be recognized over a weighted-average period of 3.9 years.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE M - COMPREHENSIVE INCOME (LOSS)

	2010	2009	2008
Net loss	$(4,654)	$(42,241)	$(31,481)
Other comprehensive income (loss):
Unrealized loss on interest rate swap agreements:
Before income taxes	(781)	(345)	(1,968)
Income taxes	(297)	(131)	(748)
Net of taxes	(484)	(214)	(1,220)
Reclassification into earnings on interest rate swap agreements:
Before income taxes	904	1,586	671
Income taxes	344	603	255
Net of taxes	560	983	416
Unrealized gain on available-for-sale securities:
Before income taxes	—	58	455
Income taxes	—	22	173
Net of taxes	—	36	282
Realized gain on sale of available-for-sale securities:
Before income taxes	—	(292)	(222)
Income taxes	—	(111)	(85)
Net of taxes	—	(181)	(137)
Unrecognized net actuarial gain on postretirement benefit plans:
Before income taxes	3	1	20
Income taxes	1	—	8
Net of taxes	2	1	12
Recognition of net actuarial gain on postretirement benefit plans:
Before income taxes	(95)	(92)	(61)
Income taxes	(36)	(35)	(23)
Net of taxes	(59)	(57)	(38)
Amortization of prior service credits on postretirement benefit plans:
Before income taxes	(88)	(88)	(88)
Income taxes	(34)	(33)	(34)
Net of taxes	(54)	(55)	(54)
Comprehensive loss	$(4,689)	$(41,728)	$(32,220)

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Components of accumulated other comprehensive income (loss) are as follows:

	Interest Rate Swaps	Available-for-Sale Securities	Post-Retirement Liabilities	Total
Balance at December 29, 2007	$(555)	$—	$785	$230
Unrealized loss on interest rate swap agreements, net of tax of $748	(1,220)	—	—	(1,220)
Reclassification into earnings on interest rate swap agreements, net of tax of $255	416	—	—	416
Unrealized gain on available-for-sale securities, net of tax of $173	—	282	—	282
Realized gain on sale of available-for-sale securities, net of tax of $85	—	(137)	—	(137)
Unrecognized net actuarial gain on postretirement benefit plans, net of tax of $8	—	—	12	12
Recognition of net actuarial gain on postretirement benefit plans, net of tax of $23	—	—	(38)	(38)
Amortization of prior service credits on postretirement benefit plans, net of tax of $34	—	—	(54)	(54)
Balance at December 27, 2008	(1,359)	145	705	(509)
Unrealized loss on interest rate swap agreements, net of tax of $131	(214)	—	—	(214)
Reclassification into earnings on interest rate swap agreements, net of tax of $603	983	—	—	983
Unrealized gain on available-for-sale securities, net of tax of $22	—	36	—	36
Realized gain on sale of available-for-sale securities, net of tax of $111	—	(181)	—	(181)
Unrecognized net actuarial gain on postretirement benefit plans, net of tax of $0	—	—	1	1
Recognition of net actuarial gain on postretirement benefit plans, net of tax of $35	—	—	(57)	(57)
Amortization of prior service credits on postretirement benefit plans, net of tax of $33	—	—	(55)	(55)
Balance at December 26, 2009	(590)	—	594	4
Unrealized loss on interest rate swap agreements, net of tax of $297	(484)	—	—	(484)
Reclassification into earnings on interest rate swap agreements, net of tax of $344	560	—	—	560
Unrecognized net actuarial gain on postretirement benefit plans, net of tax of $1	—	—	2	2
Recognition of net actuarial gain on postretirement benefit plans, net of tax of $36	—	—	(59)	(59)
Amortization of prior service credits on postretirement benefit plans, net of tax of $34	—	—	(54)	(54)
Balance at December 25, 2010	$(514)	$—	$483	$(31)

NOTE N - COMMITMENTS AND CONTINGENCIES

The Company had commitments of $388 at December 25, 2010, primarily related to machinery & equipment.

The Company leases certain equipment under capital leases and certain buildings, machinery and equipment under operating leases.  The Company has outstanding letters of credit of $769 which collateralize certain equipment under an operating lease. Commitments for minimum rentals under non-cancelable leases, including any applicable rent escalation clauses, are as follows:

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

	Capital Leases	Operating Leases
2011	$324	$2,783
2012	223	2,577
2013	139	1,412
2014	120	922
2015	119	288
Thereafter	—	529
Total commitments	925	8,511
Less amounts representing interest	(115)	—
Total	$810	$8,511

Property, plant and equipment includes machinery and equipment under capital leases which have cost and accumulated depreciation of $2,824 and $1,358, respectively, at December 25, 2010, and $9,680 and $7,424, respectively, at December 26, 2009.

Rental expense was approximately $2,326, $2,520 and $2,641 during the years 2010, 2009 and 2008, respectively.

The Company assesses its exposure related to legal matters, environmental matters, product liabilities or any other claims against the Company's assets that may arise in the normal course of business. If the Company determines that it is probable a loss has been incurred, the amount of the loss, or an amount within the range of loss, that can be reasonably estimated will be recorded. (See Note B).

NOTE O - OTHER (INCOME) EXPENSE

Other income and expense is summarized as follows:

	2010	2009	2008
Other operating income:
Gain on sale of other operating assets	$(9)	$(188)	$(214)
Insurance proceeds	—	(62)	—
Miscellaneous income	(211)	(392)	(214)
Other operating income	$(220)	$(642)	$(428)

Other operating expense:
Loss on disposal of other operating assets	$31	$260	$29
Retirement expenses	366	334	546
Miscellaneous expense	126	162	370
Other operating expense	$523	$756	$945

Other income:
Interest income	$(15)	$(15)	$(20)
Sale of available-for-sale securities	—	(292)	(222)
Miscellaneous income	(27)	(50)	(137)
Other income	$(42)	$(357)	$(379)

Other expense:
Loss on termination of interest rate swap	$300	$—	$—
Write-off deferred financing costs	—	133	—
Miscellaneous expense	25	43	53
Other expense	$325	$176	$53

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE P - FACILITY CONSOLIDATION AND SEVERANCE EXPENSES

In response to difficult economic conditions, the Company began consolidating its Eton, Georgia carpet tufting operation into its Atmore, Alabama tufting, dyeing and finishing facility beginning in the fourth quarter of 2008.  This was substantially completed in the first quarter of 2009.  The Company also made organizational and other changes designed to reduce staff and expenses throughout the Company.  In addition, the Company consolidated its Santa Ana, California tufting plant, a leased facility, into its Santa Ana, California dyeing, finishing and distribution facility, a facility owned by the Company, which was completed during the fourth quarter of 2009.  Also, in 2009, the leased facility was vacated and the Company recorded the estimated costs related to fulfillment of its contractual lease obligations and on-going facilities maintenance, net of an estimate of sub-lease expectations. In 2010, the Company reassessed the remaining estimated costs for the contractual lease obligation and increased the reserve by $944 based upon current facts and circumstances, primarily due to changes in the sublease assumptions.

Costs related to the 2008 Facilities Consolidation Plan are summarized as follows:

					As of December 25, 2010
	Accrued Balance at 2009	2010 Expenses To Date	Cash Payments	Accrued Balance at 2010	Total Costs Incurred To Date	Total Expected Costs
Equipment and inventory relocation	$—	$—	$—	$—	$3,193	$3,193
Severance pay and employee relocation	—	—	—	—	1,095	1,095
Leased facilities - obligations	1,588	944	(906)	1,626	2,215	2,265
Totals	$1,588	$944	$(906)	$1,626	$6,503	$6,553

	Accrued Balance at 2008	2009 Expenses To Date	Cash Payments	Accrued Balance at 2009
Equipment and inventory relocation	$—	$1,338	$(1,338)	$—
Severance pay and employee relocation	281	633	(914)	—
Leased facilities - obligations	317	1,271	—	1,588
Totals	$598	$3,242	$(2,252)	$1,588

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

Costs related to the 2009 Organization Restructuring Plan are summarized as follows:

					As of December 25, 2010
	Accrued Balance at 2009	2010 Expenses To Date	Cash Payments	Accrued Balance at 2010	Total Costs Incurred To Date	Total Expected Costs
Severance pay and employee relocation	$28	$297	$(316)	$9	$981	$981
Computer systems conversion cost	51	315	(366)	—	481	481
Totals	$79	$612	$(682)	$9	$1,462	$1,462

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

	Accrued Balance at 2008	2009 Expenses To Date	Cash Payments	Accrued Balance at 2009
Severance pay and employee relocation	$—	$684	$(656)	$28
Computer systems conversion cost	—	166	(115)	51
Totals	$—	$850	$(771)	$79

Expenses incurred under these plans are classified in "facility consolidation and severance expenses" in the Company's Consolidated Statements of Operations.

Long-lived Assets. Long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be fully recoverable.  During the fourth quarter of 2008, as the Company began consolidating certain of its operations and facilities, certain assets were identified, primarily computer systems under development, that would not be utilized.  As a result, the Company recorded a non-cash pre-tax charge of $4,478 to reflect the write-off of these assets.  During 2009, the Company recorded a non-cash pre-tax charge of $1,459 for long-lived asset impairments primarily related to previously recorded leasehold improvement assets in the California leased facility that, subsequent to the exit of the leased facility, will not provide future economic benefit to the Company, other manufacturing related assets that will no longer be used as a result of the California facilities consolidation and additional computer software taken out of service in the systems consolidation process. The charge is included in "Impairment of assets" in our Consolidated Statements of Operations for the years ended December 26, 2009 and December 27, 2008.

NOTE Q - DISCONTINUED OPERATIONS

The Company has previously either sold or discontinued certain operations that are accounted for as “Discontinued Operations” under the applicable accounting guidance. The Company has certain contingent obligations directly related to such operations, primarily related to self-insured workers compensation and environmental liabilities. Costs related to these obligations for those businesses are classified as discontinued operations.

Discontinued operations are summarized as follows:

	2010	2009	2008
Loss on discontinued operations:
Before income taxes	$(432)	$(596)	$(478)
Income tax benefit	(151)	(214)	(165)
Loss from discontinued operations, net of tax	$(281)	$(382)	$(313)

Non-discounted reserves are maintained for the self-insured workers' compensation obligations. These reserves along with the day-to-day activities are administered by a third party workers' compensation service provider along with oversight by Company personnel. Such reserves are reassessed on a quarterly basis. Pre-tax cost incurred for workers' compensation as a component of discontinued operations was $337 in 2010, $272 in 2009 and $221 in 2008 and primarily represent a change in estimate for each period from unforeseen medical costs associated with the Company's obligations.

Reserves for environmental obligations are established on a non-discounted basis. The Company has liabilities at five previously owned sites that were associated with its discontinued textile businesses. Each of these sites contains relatively low levels of ground or ground water contaminants. Each site has a Corrective Action Plan (“CAP”) with the applicable authoritative state regulatory body responsible for oversight for environmental compliance and the Company contracts with third party qualified environmental specialists for related remediation, monitoring and reporting for each location. The CAP for four of these sites involves natural attenuation (degradation of the contaminants through naturally occurring events) over periods estimated at 10 to 20 years and the CAP on the remaining site involves a pump and treat remediation process, estimated to remediate over a period of 20 to 30 years. The Company has a reserve of $1,560 for environmental liabilities at these sites at December 25, 2010. (See Note B).

Additionally, the Company has an environmental liability related to the property of a facility and related business that was sold in 2004. This site received conditional approval for a CAP in late 2009 and final approval in 2010. The plan has a specified remediation term estimated to be 7 years with an estimated cost of remediation of $102.

The total costs for environmental obligations classified in discontinued operations were $95 in 2010, $324 in 2009 and $220 in 2008. Costs in each of these periods were primarily a result of specific events requiring action and additional expense in each period. These specific events and related costs were not known or estimable at the preceding period end balance sheet date. Additionally, 2009 included the establishment of the reserve for the contingently approved corrective action plan for the business that was sold in 2004.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE R - SUBSEQUENT EVENTS

In February 2011, subsequent to the Company's 2010 fiscal year end, an associate sustained a serious work related injury in one of the Company's manufacturing facilities. The Company is self-insured for workers compensation related injuries with retention for the first $625 and reinsurance coverage beyond such limits. Though the Company will assess this case and record an estimate of the liability during the quarter ended April 2, 2011, the Company anticipates the cost to be incurred will approximate retention limits on the Company's reinsurance.

Additionally, the Company expects to recognize an after-tax gain of approximately $475 from insurance proceeds anticipated to be received during the first half of fiscal 2011.

ANNUAL REPORT ON FORM 10-K
ITEM 15(c)
EXHIBITS

YEAR ENDED December 25, 2010
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
Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated October 25, 2006. *

EXHIBIT NO.	EXHIBIT DESCRIPTION	INCORPORATION BY REFERENCE
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
(4.12)
First Amendment to Second Amended and Restated Loan and Security Agreement dated October 24, 2008, by and among The Dixie Group, Inc. each of its subsidiaries as guarantors, and Bank of America, N.A. (successor to Fleet Capital Corporation), effective January 1, 2009.
Incorporated by reference to Exhibit (4.1) to Dixie's Current Report on Form 8-K dated December 23, 2008.
(10.1)	Dixie Yarns, Inc. Incentive Stock Plan as amended. **	Incorporated by reference to ANNEX A to Dixie's Proxy Statement dated March 27, 1998 for its 1998 Annual Meeting of Shareholders. *
(10.2)	The Dixie Group, Inc. Director's Stock Plan. **	Incorporated by reference to Exhibit (10y) to Dixie's Annual Report on Form 10-K for the year ended December 27, 1997. *
(10.3)	The Dixie Group, Inc. New Non-qualified Retirement Savings Plan effective August 1, 1999. **	Incorporated by reference to Exhibit (10.1) to Dixie's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999. *
(10.4)	The Dixie Group, Inc. Deferred Compensation Plan Amended and Restated Master Trust Agreement effective as of August 1, 1999. **	Incorporated by reference to Exhibit (10.2) to Dixie's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999. *
(10.5)	Stock Purchase Agreement dated as of July 1, 2000, by and among the Company and the stockholders of Fabrica International, Inc. named therein.	Incorporated by reference to Exhibit (2.1) to Dixie's Current Report on Form 8-K dated July 1, 2000. *
(10.6)	Stock Purchase Agreement dated as of July 1, 2000, by and among the Company and all of the stockholders of Chroma Technologies, Inc.	Incorporated by reference to Exhibit (2.2) to Dixie's Current Report on Form 8-K dated July 1, 2000. *
(10.7)	The Dixie Group, Inc. Stock Incentive Plan, as amended. **	Incorporated by reference to Annex A to Dixie's Proxy Statement dated April 5, 2002 for its 2002 Annual Meeting of Shareholders. *

EXHIBIT NO.	EXHIBIT DESCRIPTION	INCORPORATION BY REFERENCE
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
Incorporated by reference to Current Report on Form 8-K dated March 20, 2006. *

EXHIBIT NO.	EXHIBIT DESCRIPTION	INCORPORATION BY REFERENCE
(10.22)	Form of Award of Career Shares under the 2006 Incentive Compensation Plan for Participants holding only shares of the Company's Common Stock.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated June 6, 2006. *
(10.23)	Form of Award of Career Shares under the 2006 Incentive Compensation Plan for Participants holding shares of the Company's Class B Common Stock.**	Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated June 6, 2006. *
(10.24)	Form of Award of Long Term Incentive Plan Shares under the 2006 Incentive Compensation Plan for Participants holding only shares of the Company's Common Stock.**	Incorporated by reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated June 6, 2006. *
(10.25)	Form of Award of Long Term Incentive Plan Shares under the 2006 Incentive Compensation Plan for Participants holding shares of the Company's Class B Common Stock.**	Incorporated by reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated June 6, 2006. *
(10.26)	Award of 125,000 shares of Restricted Stock under the 2006 Stock Awards Plan to Daniel K. Frierson.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated June 7, 2006. *
(10.27)	Summary description of The Dixie Group, Inc. 2007 Annual Compensation Plan.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated February 26, 2007.*
(10.28)	Rule 10b5-1 and 10b-18 Repurchase Agreement by and between The Dixie Group, Inc. and Raymond James & Associates, Inc. dated December 11, 2007*	Incorporated by reference to Exhibit (99.1) to Dixie's Current Report on Form 8-K dated December 11, 2007*
(10.29)	Merger agreement between The Dixie Group, Inc. and Unite Here National Retirement Fund regarding the Company's Masland Bargaining Unit Defined Benefit Pension Plan.**	Incorporated by reference to Exhibit (99.1) to Dixie's Current Report on Form 8-K dated December 28, 2007*
(10.30)	Summary description of The Dixie Group, Inc. 2008 Annual Incentive Plan.**	Incorporated by reference to Exhibit 10.1 to Dixie's Current Report on Form 8-K dated February 15, 2008*
(10.31)	Summary description of The Dixie Group, Inc. 2009 Annual Incentive Plan.**	Incorporated by reference to Exhibit 10.1 to Dixie's Current Report on Form 8-K dated March 26, 2009*
(10.32)	Amended and restated award of 125,000 shares of Restricted Stock under the 2006 Stock Awards Plan to Daniel K. Frierson.**	Incorporated by reference to Exhibit 10.1 to Dixie's Current Report on Form 8-K dated May 21, 2009.*
(10.33)	Consulting agreement and non-compete agreement between Gary A. Harmon and The Dixie Group, Inc.	Incorporated by reference to Exhibit 10.1 to Dixie's Current Report on Form 8-K dated July 30, 2009.*
(10.34)
Reduced revolving credit facility under its Second Amended and Restated Loan and Security Agreement dated October 24, 2008, by and among The Dixie Group, Inc., each of its subsidiaries as guarantors, Bank of America, N.A., in its capacity as collateral and administrative agent for the Lenders, and the Lenders (as such term is defined in the Loan Agreement).
Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated July 30, 2009.
(10.35)	Agreement by and between Stifel, Nicolaus & Company, Inc. dated August 18, 2008, to repurchase shares of The Dixie Group, Inc.'s Common Stock	Incorporated by reference to Exhibit (99.1) to Dixie's Current Report on Form 8-K dated August 18, 2008.

EXHIBIT NO.	EXHIBIT DESCRIPTION	INCORPORATION BY REFERENCE
(10.36)	Master Lease Agreement, Corporate Guaranty and Schedule to the Master Lease Agreement by and between General Electric Capital Corporation and Masland Carpets, LLC dated August 21, 2009.	Incorporated by reference to Exhibit (10.1, 10.2, 10.3) to Dixie's Current Report on Form 8-K dated August 25, 2009.
(10.37)	Agreement by and between Raymond James & Associates, Inc. dated November 6, 2008, to repurchase shares of The Dixie Group, Inc.'s Common Stock	Incorporated by reference to Exhibit (99.1) to Dixie's Current Report on Form 8-K dated November 6, 2008.
(10.38)	Summary description of The Dixie Group, Inc. 2010 Incentive Compensation Plan/Range of Incentives	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated March 3, 2010.
(10.39)	Fixed Rate Swap Agreement between Bank of America, N.A. and The Dixie Group, Inc.	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated April 19, 2010.
(10.40)	Fixed Rate Swap Areement between Bank of America, N.A. and The Dixie Group, Inc.	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated July 8, 2010.
(10.41)	Termination of interest rate swap between Bank of America, N.A. and The Dixie Group, Inc. dated April 19, 2010	Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated July 8, 2010.
(14)	Code of Ethics, as amended and restated, February 15, 2010.	Incorporated by reference to Exhibit 14 to Dixie's Form 10-K dated March 3, 2010
(21)	Subsidiaries of the Registrant.	Filed herewith.
(23)	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
(31.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(a).	Filed herewith.
(31.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(a).	Filed herewith.
(32.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(b).	Filed herewith.
(32.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(b).	Filed herewith.

* Commission File No. 0-2585.
** Indicates a management contract or compensatory plan or arrangement.