Form 10-Q
period 2011-04-02
DIXIE GROUP INC
filed 2011-05-12
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2011
OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________

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

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer (Do not check if a smaller reporting company)	☑	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of April 26, 2011
Common Stock, $3 Par Value	12,023,839 shares
Class B Common Stock, $3 Par Value	882,644 shares
Class C Common Stock, $3 Par Value	0 shares

THE DIXIE GROUP, INC.
INDEX TO QUARTERLY FINANCIAL REPORT

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands, except share data)

	April 2, 2011	December 25, 2010
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$281	$244
Receivables (less allowance for doubtful accounts of $667 for 2011 and $466 for 2010)	29,881	28,550
Inventories	66,750	58,289
Deferred income taxes	5,487	5,527
Other current assets	2,809	1,416
TOTAL CURRENT ASSETS	105,208	94,026

PROPERTY, PLANT AND EQUIPMENT	179,105	178,019
Less accumulated depreciation and amortization	(110,227)	(107,773)
NET PROPERTY, PLANT AND EQUIPMENT	68,878	70,246
OTHER ASSETS	14,101	13,830
TOTAL ASSETS	$188,187	$178,102

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$16,778	$11,939
Accrued expenses	20,283	18,446
Current portion of long-term debt	6,541	7,145
TOTAL CURRENT LIABILITIES	43,602	37,530

LONG-TERM DEBT
Senior indebtedness	51,562	47,876
Capital lease obligations	494	532
Convertible subordinated debentures	9,662	9,662
TOTAL LONG-TERM DEBT	61,718	58,070

DEFERRED INCOME TAXES	4,578	4,759
OTHER LONG-TERM LIABILITIES	14,601	15,313
TOTAL LIABILITIES	124,499	115,672

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued - 15,998,937 shares for 2011 and 15,922,480 shares for 2010	47,997	47,767
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued - 882,644 shares for 2011 and 867,761 shares for 2010	2,648	2,604
Additional paid-in capital	137,628	137,235
Accumulated deficit	(66,127)	(66,750)
Accumulated other comprehensive income (loss)	64	(31)
	122,210	120,825
Less Common Stock in treasury at cost - 3,975,098 shares for 2011 and 3,947,327 shares for 2010	(58,522)	(58,395)
TOTAL STOCKHOLDERS' EQUITY	63,688	62,430
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$188,187	$178,102
See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended
	April 2, 2011	March 27, 2010
NET SALES	$65,954	$50,454
Cost of sales	49,384	38,101
GROSS PROFIT	16,570	12,353

Selling and administrative expenses	15,393	14,358
Other operating income	(574)	(59)
Other operating expense	83	129
Facility consolidation and severance expenses	—	211
OPERATING INCOME (LOSS)	1,668	(2,286)

Interest expense	932	1,235
Other income	(24)	(11)
Other expense	7	9
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	753	(3,519)
Income tax provision (benefit)	109	(1,060)
INCOME (LOSS) FROM CONTINUING OPERATIONS	644	(2,459)
Loss from discontinued operations, net of tax	(21)	(70)
NET INCOME (LOSS)	$623	$(2,529)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.05	$(0.20)
Discontinued operations	—	—
Net income (loss)	$0.05	$(0.20)

BASIC SHARES OUTSTANDING	12,856	12,496

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.05	$(0.20)
Discontinued operations	—	—
Net income (loss)	$0.05	$(0.20)

DILUTED SHARES OUTSTANDING	12,902	12,496

DIVIDENDS PER SHARE:
Common Stock	—	—
Class B Common Stock	—	—
See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Three Months Ended
	April 2, 2011	March 27, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$644	$(2,459)
Loss from discontinued operations	(21)	(70)
Net income (loss)	623	(2,529)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,519	2,964
Change in deferred income taxes	(199)	(367)
Net gain on property, plant and equipment disposals	(1)	—
Stock-based compensation expense	173	235
Changes in operating assets and liabilities:
Receivables	(1,331)	4,253
Inventories	(8,461)	(681)
Other current assets	(1,393)	(41)
Accounts payable and accrued expenses	5,668	2,673
Other operating assets and liabilities	(386)	342
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,788)	6,849

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	1	—
Purchase of property, plant and equipment	(1,101)	(91)
NET CASH USED IN INVESTING ACTIVITIES	(1,100)	(91)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on credit line	4,678	(5,087)
Payments on term loan	(502)	(377)
Payments on equipment financing	(759)	(776)
Payments on capitalized leases	(110)	(364)
Payments on mortgage note payable	(98)	(69)
Payments on note payable	(165)	(115)
Change in outstanding checks in excess of cash	1,008	210
Common stock acquired for treasury	(127)	(45)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,925	(6,623)

INCREASE IN CASH AND CASH EQUIVALENTS	37	135
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	244	56
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$281	$191

Supplemental Cash Flow Information:
Interest paid	$800	$932
Income taxes paid (received), net of tax refunds	—	(6,711)
See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)
NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements which do not include all the information and footnotes required by such accounting principles for annual financial statements.  In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.  The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission, which includes consolidated financial statements for the fiscal year ended December 25, 2010.  Operating results for the three month period ended April 2, 2011 are not necessarily indicative of the results that may be expected for the entire 2011 year. The quarter ended April 2, 2011 contains 14 weeks compared with 13 weeks for the quarter ended March 27, 2010.

The Company evaluated subsequent events through the date the financial statements were issued.

The Company is in one line of business, carpet manufacturing.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2010-6, Improving Disclosures about Fair Value Measurements. This ASU amends the reconciliation of the beginning and ending balances of Level 3 recurring fair value measurements to present information about purchases, sales, issuances and settlements on a gross basis rather than as a net number. The ASU was effective beginning in the first quarter of 2011. Because this ASU impacted disclosure requirements only, its adoption did not have a material effect on the Company's Consolidated Financial Statements.

NOTE C - STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity issued and records such expense in selling and administrative expenses in the Company's Consolidated Condensed Financial Statements.  The number of shares to be issued is determined by dividing the specified dollar value of the award by the market value per share on the grant date.  Pursuant to a policy adopted by the Compensation Committee of the Board of Directors applicable to awards granted for years subsequent to 2008, $5.00 per share will be used as the market value per share to calculate the number of shares to be issued if the market value per share is less than $5.00 per share on the grant date.

The Company's stock compensation expense was $173 for the three months ended April 2, 2011 and $235 for the three months ended March 27, 2010.

On March 14, 2011, the Company granted 91,340 shares of restricted stock to officers and other key employees.  The grant-date fair value of the awards was $417, or $4.565 per share, and will be recognized as stock compensation expense over the vesting periods which range from 2 to 16 years from the date the awards were granted.  Each award is subject to a continued service condition.  The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

NOTE D - RECEIVABLES

Receivables are summarized as follows:

	April 2, 2011	December 25, 2010
Customers, trade	$29,242	$27,084
Income taxes	102	102
Other receivables	1,204	1,830
Gross receivables	30,548	29,016
Less allowance for doubtful accounts	(667)	(466)
Net receivables	$29,881	$28,550

The Company had notes receivable in the amount of $373 and $419 at April 2, 2011 and December 25, 2010, respectively.  The current portions of notes receivable are included in other receivables above and the non-current portions are included in other assets in the Company's Consolidated Condensed Financial Statements.

NOTE E - INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method, which generally matches current costs of inventory sold with current revenues, for substantially all inventories.  Inventories are summarized as follows:

	April 2, 2011	December 25, 2010
Raw materials	$21,333	$18,144
Work-in-process	13,370	11,417
Finished goods	44,711	36,959
Supplies, repair parts and other	328	326
LIFO reserve	(12,992)	(8,557)
Total inventories	$66,750	$58,289

NOTE F - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	April 2, 2011	December 25, 2010
Compensation and benefits	$5,680	$4,587
Provision for customer rebates, claims and allowances	4,066	5,053
Outstanding checks in excess of cash	3,371	2,363
Other	7,166	6,443
Total accrued expenses	$20,283	$18,446

NOTE G - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products.  At the time sales are recorded, the Company records reserves for the estimated costs of defective products and failure of its products to meet applicable performance standards.  The level of reserves the Company establishes is based primarily upon historical experience, including the level of sales and evaluation of pending claims.  Product warranty reserves are included in accrued expenses in the Company's consolidated condensed balance sheets.  The following is a summary of the Company's warranty reserve activity:

	Three Months Ended
	April 2, 2011	March 27, 2010
Warranty reserve beginning of period	$1,472	$755
Warranty liabilities accrued	785	662
Warranty liabilities settled	(768)	(716)
Changes for pre-existing warranty liabilities	(40)	73
Warranty reserve end of period	$1,449	$774

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

NOTE H - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	April 2, 2011	December 25, 2010
Senior indebtedness:
Credit line borrowings	$35,181	$30,503
Term loan	10,822	11,324
Equipment financing	3,383	4,142
Capital lease obligations	700	810
Mortgage note payable	5,638	5,736
Notes payable	373	538
Total senior indebtedness	56,097	53,053
Convertible subordinated debentures	12,162	12,162
Total long-term debt	68,259	65,215
Less: current portion of long-term debt	(6,335)	(6,867)
Less: current portion of capital lease obligations	(206)	(278)
Total long-term debt, less current portion	$61,718	$58,070

The Company's amended and restated senior loan and security agreement, which matures on May 11, 2013, provides $65,822 of credit, consisting of $55,000 of revolving credit and a $10,822 term loan.  These credit facilities do not contain ongoing financial covenant tests.  The level of accounts receivable and inventory limit the borrowing availability under the revolving credit facility.

The Company's amended and restated senior loan and security agreement, which matures on May 11, 2013, will accelerate if the Company fails, by January 15, 2012, to either (a) repay the Company's 7% convertible subordinated debentures or (b) refinance the debentures as contemplated by the Company's senior loan and security agreement and establish a reserve equal to such debentures' then outstanding principal balance plus accrued interest. Although the Company believes cash availability will be sufficient to satisfy the above obligation through either internally generated cash flow or refinancing, there can be no assurance that the Company will be able to repay the debentures, attain such refinancing, or have adequate reserves as required by the loan agreement. The unused borrowing capacity under the senior loan and security agreement on April 2, 2011 was $10,120.

NOTE I - FAIR VALUE MEASUREMENTS

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

The Company's interest rate swaps are measured under the fair value guidance.  The following table summarizes the hierarchy level the Company used to determine fair value of its interest rate swaps as of April 2, 2011:

	Balance at	Fair Value Hierarchy Level
	April 2, 2011	Level 1	Level 2	Level 3
Liabilities:
Interest rate swaps	$652	—	$652	—

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

The Company's financial instruments are not held or issued for trading purposes.  The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	April 2, 2011		December 25, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$281	$281	$244	$244
Notes receivable, including current portion	373	373	419	419
Financial Liabilities:
Long-term debt and capital leases, including current portion	68,259	70,664	65,215	67,609
Interest rate swaps	652	652	873	873

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

Derivatives designated as cash flow hedges relate to specific liabilities on the Company's Consolidated Condensed Balance Sheet.  The Company assesses, both at inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction are highly effective in offsetting changes in cash flows of the hedged items.  When it is determined that a derivative is not highly effective or the derivative expires, is sold, terminated or exercised, the Company discontinues hedge accounting for that specific hedge instrument.  The Company recognizes all derivatives on its Consolidated Condensed Balance Sheet at fair value.  Changes in the fair value of effective cash flow hedges are deferred in accumulated other comprehensive income (loss) ("AOCIL") and reclassified into earnings in the same periods during which the hedged transaction affects earnings.  Changes in the fair value of derivatives that are not effective hedges are recognized in income.

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

The Company is also a party to an interest rate swap agreement through March 2013, which is linked to a mortgage and considered a highly effective hedge.  Under the interest rate swap agreement, the Company pays a fixed rate of interest times a notional amount equal to the outstanding balance of the mortgage, and receives in return an amount equal to a specified variable rate of interest times the same notional amount.  At April 2, 2011, the notional amount of the interest rate swap agreement was $5,638.  Under the terms of the interest rate swap agreement, the Company pays a fixed rate of interest through March 2013, which effectively fixes the interest rate on the mortgage at 6.54%.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

The following table summarizes the fair values of derivative instruments included in the Company's Consolidated Condensed Balance Sheets:

	Liability Derivatives
	April 2, 2011	December 25, 2010
Derivatives designated as hedging instruments:
Interest rate swaps:
Accrued expenses	$497	$495
Other long-term liabilities	155	378
Total	652	873

The following tables summarize the pre-tax impact of derivative instruments on the Company's financial statements:

	Three Months Ended
	Amount of Gain or (Loss) Recognized in AOCI on Derivative (effective portion)
	April 2, 2011	March 27, 2010
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$44	$(97)

	Three Months Ended
	Amount of Gain or (Loss) Reclassified from AOCI into Income (effective portion) (1) (2)
	April 2, 2011	March 27, 2010
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(140)	$(410)

	Three Months Ended
	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion)(3)
	April 2, 2011	March 27, 2010
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$2	$—

(1)	The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's Consolidated Condensed Statements of Operations.

(2)	The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to April 2, 2011 is $497.

(3)	The amount of gain (loss) recognized in income on the ineffective portion of interest rate swaps is included in other expense on the Company's Consolidated Condensed Statements of Operations.

NOTE J - EMPLOYEE BENEFIT PLANS

The Company sponsors two 401(k) defined contribution plans covering substantially all associates.  The Company generally matches participants' contributions, on a sliding scale, up to a maximum of 5% of the participant's earnings.  The Company did not match participants' contributions for one of the two 401(k) plans for the 2010 plan year and does not plan on matching contributions for the same plan for the 2011 plan year. Matching contributions for the 401(k) plan, for which the match was applicable, were $23 and $22 for the three months ended April 2, 2011 and March 27, 2010, respectively.  The Company, at its discretion, could make additional contributions to the plan if the Company attains certain performance targets.

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation.  The obligations owed to participants under this plan were $11,737 at April 2, 2011 and $11,650 at December 25, 2010 and are included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors.  The Company utilizes a Rabbi Trust to hold, invest and reinvest

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

deferrals and contributions under the plan.  Amounts are invested in company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $11,861 at April 2, 2011 and $11,544 at December 25, 2010 and is included in other assets in the Company's Consolidated Condensed Balance Sheets.

The Company is a contributing employer in a multi-employer pension plan.  Expenses related to the multi-employer pension plan were $72 and $61 for the three months ended April 2, 2011 and March 27, 2010, respectively.

The Company sponsors a legacy postretirement benefit plan that provides life insurance to a limited number of associates as a result of a prior acquisition.  The Company also sponsors a postretirement benefit plan that provides medical insurance for a limited number of associates who retired prior to January 1, 2003 and life insurance to a limited number of associates upon retirement.

Components of net periodic benefit cost for all postretirement plans are summarized as follows:

	Three Months Ended
	April 2, 2011	March 27, 2010
Service cost	$2	$—
Interest cost	7	—
Amortization of prior service credits	(23)	(22)
Recognized net actuarial gains	(8)	(13)
Net periodic benefit credit	$(22)	$(35)

Amounts contributed or expected to be contributed by the Company during the current fiscal year to its postretirement plans are not anticipated to be significantly different from amounts disclosed in the Company's 2010 Annual Report filed on Form 10-K.

NOTE K - INCOME TAXES

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions.  Unrecognized tax benefits were $47 at April 2, 2011.  Due to the Company's valuation allowances, such benefits, if recognized, would not affect the Company's effective tax rate.  There were no significant interest or penalties accrued as of April 2, 2011. The Company does not expect its unrecognized tax benefits to change significantly during the next twelve months.  The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense.

The following is a summary of the change in the Company's unrecognized tax benefits:

	Three Months Ended
	April 2, 2011	March 27, 2010
Balance at beginning of period	$47	$52
Additions based on tax positions taken during a prior period	—	—
Reductions related to settlement of tax matters	—	—
Reductions related to a lapse of applicable statute of limitations	—	—
Balance at end of period	$47	$52

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

During the quarter ended April 2, 2011, the Company's effective income tax rate was affected by the inclusion of a $492 non-taxable settlement gain associated with a company-owned insurance policy.

NOTE L - COMMON STOCK AND EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

	Three Months Ended
	April 2, 2011	March 27, 2010
Income (loss) from continuing operations (1)	$644	$(2,459)

Weighted-average shares outstanding (2)	12,553	12,496
Participating securities - unvested restricted stock (3)	303	—
Shares for basic earnings (loss) per share (2)	12,856	12,496

Effect of dilutive securities:
Stock options (3)	1	—
Directors' stock performance units (3)	45	—
Shares for diluted earnings (loss) per share (2)(3)	12,902	12,496

Income (loss) per share:
Basic	$0.05	$(0.20)
Diluted	0.05	(0.20)

(1)	No adjustments needed to the numerator for diluted calculations.

(2)	Includes Common and Class B Common shares, less shares held in treasury, in thousands.

(3)
Because their effects are anti-dilutive, shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock at the end of the relevant period, unvested restricted stock deemed to be participating securities, directors' stock performance units, and shares issuable on conversion of subordinated debentures into shares of Common Stock have been excluded.  Aggregate shares excluded were 1,158 and 1,716, respectively during the three months of 2011 and 2010.

NOTE M - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

	Three Months Ended
	April 2, 2011	March 27, 2010
Net income (loss)	$623	$(2,529)
Other comprehensive income (loss):
Unrealized gain (loss) from interest rate swaps:
Before income taxes	44	(97)
Income taxes	17	(37)
Net of taxes	27	(60)
Reclassification into earnings from interest rate swaps:
Before income taxes	140	410
Income taxes	53	156
Net of taxes	87	254
Recognition of net actuarial gain on postretirement benefit plans:
Before income taxes	(8)	(13)
Income taxes	(3)	(5)
Net of taxes	(5)	(8)
Amortization of prior service credits on postretirement benefit plans:
Before income taxes	(23)	(22)
Income taxes	(9)	(8)
Net of taxes	(14)	(14)
Comprehensive income (loss)	$718	$(2,357)

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 25, 2010	$(514)	$483	$(31)
Unrealized gain from interest rate swaps, net of tax of $17	27	—	27
Reclassification into earnings from interest rate swaps, net of tax of $53	87	—	87
Recognition of net actuarial gain on postretirement benefit plans, net of tax of $3	—	(5)	(5)
Amortization of prior service credits on postretirement benefit plans, net of tax of $9	—	(14)	(14)
Balance at April 2, 2011	$(400)	$464	$64

NOTE N - OTHER (INCOME) EXPENSE

Other (income) expense is summarized as follows:

	Three Months Ended
	April 2, 2011	March 27, 2010
Other operating income:
Insurance proceeds (1)	$(492)	$—
Miscellaneous income	(82)	(59)
Other operating income	$(574)	$(59)

Other operating expense:
Retirement expenses	$72	$111
Miscellaneous expense	11	18
Other operating expense	$83	$129

Other income:
Miscellaneous income	$(24)	$(11)
Other income	$(24)	$(11)

Other expense:
Miscellaneous expense	$7	$9
Other expense	$7	$9

(1) The Company recognized a settlement gain of $492 from a company-owned insurance policy.

NOTE O - FACILITY CONSOLIDATION AND SEVERANCE EXPENSES

In response to the difficult economic conditions, the Company began consolidating its Eton, Georgia carpet tufting operation into its Atmore, Alabama tufting, dyeing and finishing facility beginning in the fourth quarter of 2008.  This was substantially completed in the first quarter of 2009.  The Company also made organizational and other changes designed to reduce staff and expenses throughout the Company.   In addition, the Company consolidated its Santa Ana, California tufting plant, a leased facility, into its Santa Ana, California dyeing, finishing and distribution facility, a facility owned by the Company, which was completed during the fourth quarter of 2009. Also, in 2009, the leased facility was vacated and the Company recorded the estimated costs related to fulfillment of its contractual lease obligations and on-going facilities maintenance, net of an estimate of sub-lease expectations.  At the end of each quarter, the Company adjusts the reserve based upon reassessments of the remaining estimated costs for the contractual lease obligations. The lease related to this facility expires in December 2012.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

Costs related to the 2008 Facilities Consolidation Plan are summarized as follows:

					As of April 2, 2011
	Accrued Balance at Dec. 25, 2010	2011 Expenses To Date	2011 Cash Payments	Accrued Balance at April 2, 2011	Total Costs Incurred To Date	Total Expected Costs
Equipment and inventory relocation	$—	$—	$—	$—	$3,193	$3,193
Severance pay and employee relocation	—	—	—	—	1,095	1,095
Leased facilities - obligations	1,626	10	(205)	1,431	2,225	2,275
Totals	$1,626	$10	$(205)	$1,431	$6,513	$6,563

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

Costs related to the 2009 Organization Restructuring Plan are summarized as follows:

					As of April 2, 2011
	Accrued Balance at Dec. 25, 2010	2011 Expenses To Date	2011 Cash Refunds (Payments)	Accrued Balance at April 2, 2011	Total Costs Incurred To Date	Total Expected Costs
Severance pay and employee relocation	$9	$(10)	$1	$—	$971	$971
Computer systems conversion cost	—	—	—	—	481	481
Totals	$9	$(10)	$1	$—	$1,452	$1,452

Expenses incurred under these plans are classified in "facility consolidation and severance expenses" in the Company's Consolidated Condensed Statements of Operations.

NOTE P - CONTINGENCIES

Environmental Remediation

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and estimable. Remediation obligations are accrued based on the latest available information and are recorded at undiscounted amounts. The Company regularly monitors the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination is made. As of April 2, 2011, the Company has a accrual of $1,652 for environmental remediation obligations which relate to businesses accounted for in discontinued operations. (See Note Q)

Other Matters

The Company assesses its exposure related to legal matters, including those pertaining to product liability, safety and health matters and other items that arise in the regular course of its business. If the Company determines that it is probable a loss has been incurred, the amount of the loss, or an amount within the range of loss, that can be reasonably estimated will be recorded.

NOTE Q - DISCONTINUED OPERATIONS

The Company has previously either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under the applicable accounting guidance. The Company has certain contingent obligations directly related to such operations, primarily related to self-insured workers' compensation and environmental liabilities. Costs related to these obligations for those businesses are classified as discontinued operations.  Discontinued operations are summarized as follows:

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

	Three Months Ended
	April 2, 2011	March 27, 2010
Loss from discontinued operations:
Before income taxes	$(32)	$(103)
Income tax benefit	(11)	(33)
Loss from discontinued operations, net of tax	$(21)	$(70)

Workers' Compensation

Undiscounted reserves are maintained for the self-insured workers' compensation obligations. Such reserves are reassessed on a quarterly basis. Pre-tax cost incurred for workers' compensation as a component of discontinued operations was $23 and $68 for the three months ended April 2, 2011 and March 27, 2010, respectively.

Environmental Remediation

Reserves for environmental remediation obligations are established on a undiscounted basis. The Company has ongoing expense at five previously owned sites that were associated with its discontinued textile businesses. Each of these sites contains relatively low levels of ground or ground water contaminants. Each site has a Corrective Action Plan ("CAP") with the applicable authoritative state regulatory body responsible for oversight for environmental compliance and the Company contracts with third party qualified environmental specialists for related remediation, monitoring and reporting for each location. The CAP for four of these sites involves natural attentuation (degradation of the contaminants through naturally occurring events) over periods currently estimated at 10 to 20 years and the CAP on the remaining site involves a pump and treat remediation process, currently estimated to be remediated over a period of 20 to 30 years.

Additionally, the Company has an environmental liability related to the property of a facility and related business that was sold in 2004. The CAP was approved in 2010 and is currently estimated to remediate over a 7 year period.

Pre-tax cost for environmental remediation obligations classified as discontinued operations was $9 and $35 for the three months ended April 2, 2011 and March 27, 2010, respectively.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following is presented to update the discussion of results of operations and financial condition included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies were outlined in Management's Discussion and Analysis of Results of Operations and Financial Condition in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no changes to those critical accounting policies subsequent to the date of that report.

OVERVIEW

Although we anticipate a slow recovery in the United States housing sector and new commercial construction, we believe our business is driven more by resale and remodeling of existing homes and commercial facilities. While our business was more deeply affected by the downturn as it reached the higher end markets where our business is concentrated, we believe our position in the upper-end of the markets has permitted us to benefit from improved conditions and grow our sales at a rate that has exceeded the rate of growth of the carpet industry, as and when economic conditions improve. The positive acceptance of a number of our higher-end products and the organizational realignment and cost reduction initiatives we implemented have positively affected our operational performance as evidenced by our results in the first quarter of 2011 and the fourth quarter of 2010, the first profitable quarter we experienced since the second quarter of 2008.

During the first quarter of 2011 compared with the first quarter of 2010, we experienced a rate of sales growth that exceeded the industry in both residential and commercial products.

We remain cautiously optimistic about conditions that affect the higher-end markets we serve but we have seen increases in certain of raw material costs in 2011, although we have, as has the industry, announced sales price increases to recoup these cost increases, all of which should be effective in the second quarter of 2011.

FACILITY CONSOLIDATIONS AND COST REDUCTION PLANS

In response to the difficult economic conditions, we began consolidating our Eton, Georgia carpet tufting operation into our Atmore, Alabama tufting, dyeing and finishing facility beginning in the fourth quarter of 2008. This was substantially completed in the first quarter of 2009. We also made organizational and other changes designed to reduce staff and expenses throughout the Company. In addition, we consolidated our Santa Ana, California tufting plant, a leased facility, into our Santa Ana, California dyeing, finishing and distribution facility, a facility we own. The California facilities consolidation was completed during the fourth quarter of 2009 at which time the leased facility was vacated and we recorded the estimated costs related to fulfillment of our contractual lease obligations and on-going facilities maintenance, net of an estimate of sub-lease expectations. Each fiscal quarter we reassess the remaining estimated costs for the contractual lease obligation and adjust the reserve based upon current facts and circumstances, if warranted. The lease related to this facility expires in December 2012.

Including $10 thousand of cost incurred in the first quarter of 2011, expenses incurred for the consolidation and organizational changes associated with the 2008 consolidation and cost reduction plan were $6.5 million since inception in the third quarter of 2008. Cost recognized included $3.2 million of costs to consolidate facilities, $1.1 million of severance and employee relocation expenses and $2.2 million of estimated costs associated with the exit of our leased facility in Santa Ana, California.

During the third quarter of 2009, we developed and began implementing a plan to realign our organizational structure. Under this plan, we combined our three residential carpet units into one business with three distinct brands. As a result, our residential business is organized much like our commercial carpet business and more like the rest of the industry. Costs related to the organization realignment include severance costs, associate relocation expenses and costs related to the migration of certain computer applications necessary to support the realignment. The realignment was substantially complete in the fourth quarter of 2009.

Including an expense reduction of $10 thousand in the first quarter of 2011 related to previously accrued associate relocation expenses, costs incurred under this realignment plan were $1.5 million. We anticipate no additional costs to be incurred pertaining to this plan.

These actions had a positive impact on our results and we believe have resulted in additional improvements in operational capabilities, increased fixed cost absorption and further facilitated other cost reductions.

In addition to the facilities consolidations described above, employee reductions and the organizational realignment, we suspended our match of certain 401(k) contributions for 2009 and lowered the compensation of our exempt salaried associates in March 2009. We have currently not reinstated the 401(k) match, although salaries were restored to the pre-reduction levels in January 2011.

RESULTS OF OPERATIONS

The first quarter of 2011 contained 14 operating weeks compared with 13 operating weeks in first quarter of 2010. Discussions below related to percentage changes in net sales have been adjusted to reflect the comparable number of weeks in the reporting periods and are qualified with the term “net sales as adjusted”. We believe "net sales as adjusted" will assist our financial statement users in understanding the rate of growth in our business in the comparative periods. (See reconciliation of net sales to adjusted net sales in table following the "Net Sales" analysis below.)

The following table sets forth certain elements of our continuing operating results as a percentage of net sales for the periods indicated:

	Three Months Ended
	April 2, 2011	March 29, 2010
Net sales	100.0%	100.0%
Cost of sales	74.9%	75.5%
Gross profit	25.1%	24.5%
Selling and administrative expenses	23.3%	28.5%
Other operating income	(0.8)%	(0.1)%
Other operating expense	0.1%	0.2%
Facility consolidation and severance expenses	—%	0.4%
Operating income (loss)	2.5%	(4.5)%

Net Sales. Net sales for the quarter ended April 2, 2011 were $66.0 million compared with net $50.5 million for the year-earlier quarter, or an increase of 30.7% (or 21.4% of net sales as adjusted). Residential carpet sales reflected an increase of 32.0% (or 22.5% of net sales as adjusted) and net sales of commercial carpet increased 27.7% (or 18.6% of net sales as adjusted). Net sales in each of our residential brands and both broadloom and tile products in our commercial products increased in both dollars and as a percentage of net sales as adjusted in the 2011 verses 2010 quarter-to-quarter comparisons.

Reconciliation of Net Sales to Adjusted Net Sales

	Three Months Ended
	April 2, 2011	March 29, 2010	Percent Increase/(Decrease)
Consolidated net sales	$65,954	$50,454	30.7%
Adjustment to consolidated net sales:
Impact of shipping weeks	(4,711)	—
Adjusted consolidated net sales	$61,243	$50,454	21.4%

Cost of Sales. Cost of sales as a percentage of net sales improved 0.6% in the first quarter of 2011 compared with the same period in 2010. The improvement in these costs as a percentage of sales was primarily a result of increased leverage of fixed costs due to an increase in units of production to support the increased sales levels and improvements in operational efficiencies.

Gross Profit. Gross profit dollars increased $4.2 million, or 0.6% as a percentage of sales, in the first quarter of 2011 compared with the first quarter 2010 primarily reflecting the effects of the increased sales volume, the effects of the leverage on fixed costs from higher production levels and the cost reduction initiatives.

Selling and Administrative Expenses. Selling and administrative expenses decreased 5.2% as a percentage of sales in the first quarter of 2011 compared with the same period in 2010. The lower selling and administrative expenses as a percentage of sales reflect the effect of our cost reduction initiatives and the leverage on the fixed components of selling and administrative costs from the higher sales volume. The 2011 quarterly period included a charge of $625 thousand related to a workers compensation expense.

Other Operating Income. Other operating income increased $515 thousand in the first quarter of 2011 compared with the first quarter of 2010 primarily as a result of a settlement gain recognized in 2011 related to a company-owned insurance policy.

Other Operating Expense. Other operating expense decreased $46 thousand in the first quarter of 2011 compared with the same period in 2010. The decrease is primarily due to a lower level of retirement related expenses in 2011.

Facility Consolidation and Severance Expenses. We had no facility consolidation expense in the first quarter of 2011. During the first quarter of 2010, we recorded $211 thousand of expenses primarily related to associate relocation obligations and completion of computer systems modifications under our restructuring initiatives that were begun in 2008 and 2009.

Operating Income (Loss). We reported operating income of $1.7 million in the first quarter of 2011 compared with an operating loss of $2.3 million in the first quarter of 2010, including facilities consolidation expenses of $211 thousand in the 2010 reporting period.

Interest Expense. Interest expense decreased $303 thousand in the first quarter of 2011 compared with the same period in 2009, principally as a result of lower interest rates in 2011.

Other Income. Other income was not significant in either the first quarter of 2011 or 2010.

Other Expense. Other expense was not significant in either the first quarter of 2011 or 2010.

Income Tax Provision (Benefit). Our effective income tax rate was a provision of 14.5% in the first quarter of 2011 compared with a benefit rate of 30.1% in the first quarter of 2010. The effective tax rate in the first quarter of 2011 differed from statutory rates primarily as a result of a non-taxable settlement gain related to company-owned insurance and the effects of permanent differences on pre-tax earnings utilized in the tax calculations in the 2010 reporting period.

Income (Loss) from Continuing Operations. The income from continuing operations was $644 thousand, or $0.05 per diluted share in the first quarter of 2011 compared with a loss from continuing operations of $2.5 million, or $0.20 per diluted share in the first quarter of 2010. The loss from continuing operations in the first quarter of 2010 included a loss of $143 thousand, net of tax, or $0.01 per diluted share for consolidation and severance expenses.

Net Income (Loss). Discontinued operations reflected a loss of $21 thousand, or $0.00 per diluted share, in the first quarter of 2011 compared with a loss of $70 thousand, or $0.00 per diluted share, in the same period in 2010. Including discontinued operations, the net income was $623 thousand, or $0.05 per diluted share, in the first quarter of 2011 compared with a net loss of $2.5 million, or $0.20 per diluted share, in the first quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended April 2, 2011, debt increased $3.0 million. Additionally, we generated $1.0 million of funds from checks issued in excess of cash utilized. During the quarter, $2.8 million of these funds were used in operating activities, $1.1 million for purchases of property, plant and equipment and $127 thousand was used to acquire our common stock for treasury.

Working capital increased $5.1 million in the first three months of 2011, principally as a result of an increase of $8.5 million in inventories to support our increased sales levels. Trade accounts receivable increased $2.2 million primarily due to an increase in sales and seasonably low accounts receivable at the end of 2010; while other current assets increased $1.4 million primarily related to product sales support. Accounts payable and accrued expenses increased $6.7 million principally to support a higher level of sales and production.

Capital expenditures for the three months ended April 2, 2011 were $1.1 million, while depreciation and amortization was $2.5 million. We expect capital expenditures to be approximately $6.0 million for fiscal 2011, while depreciation and amortization is expected to be approximately $9.7 million. Planned capital expenditures in 2011 are primarily for new machinery and equipment.

Our amended and restated senior loan and security agreement, which matures on May 11, 2013, provides $65.8 million of credit, consisting of $55.0 million of revolving credit and a $10.8 million term loan. These credit facilities do not contain ongoing financial covenant tests. The level of accounts receivable and inventory limit the borrowing availability under the revolving credit facility. Our amended and restated senior loan and security agreement will accelerate if we fail, by January 15, 2012, to either (a) repay our 7% convertible subordinated debentures or (b) refinance the debentures as contemplated by our senior loan and security agreement and establish a reserve equal to such debentures then outstanding principal balance plus accrued interest. Although we believe cash availability will be sufficient to satisfy the above obligation through either internally generated cash flow or refinancing, there can be no assurance that we will be able to repay the debentures, attain such refinancing, or have adequate reserves as required by the loan agreement. The unused borrowing capacity under the senior loan and security agreement on April 2, 2011 was $10.1 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2010-6, Improving Disclosures about Fair Value Measurements. This ASU amends the reconciliation of the beginning and ending balances of Level 3 recurring fair value measurements to present information about purchases, sales, issuances and settlements on a gross basis rather than as a net number. The ASU was effective beginning in the first quarter of 2011. Because this ASU impacted disclosure requirements only, its adoption did not have a material effect on our Consolidated Financial Statements.

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

FORWARD-LOOKING INFORMATION

This Report contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include the use of terms or phrases that include such terms as "expects," "estimates," "projects," "believes," "anticipates," "intends," and similar terms and phrases. Such forward looking statements relate to, among other matters, our future financial performance, business prospects, growth strategies or liquidity. The following important factors may affect our future results and could cause those results to differ materially from our historical results; these factors include, in addition to those “Risk Factors” detailed in item 1A of this report and described elsewhere in this document, the cost and availability of capital, raw material and transportation costs related to petroleum price levels, the cost and availability of energy supplies, the loss of a significant customer or group of customers, materially adverse changes in economic conditions generally in carpet, rug and floor covering markets we serve and other risks detailed from time to time in our filings with the Securities and Exchange Commission.

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

At April 2, 2011, we were a party to an interest rate swap agreement on our mortgage note payable with a notional amount equal to the outstanding balance of the mortgage note ($5,638 at April 2, 2011) which expires in March of 2013.  Under the interest rate swap agreement, we pay a fixed rate of interest times the notional amount and receive in return an amount equal to a specified variable rate of interest times the same notional amount.  The swap agreement effectively fixes the interest rate on the mortgage note payable at 6.54%.

In July 2010, we entered into an interest rate swap agreement with a notional amount of $25,000 effective July 11, 2010 through May 11, 2013 which we designated as a cash flow hedge.  Under this interest rate swap agreement, we pay a fixed rate of interest of 1.42% times the notional amount and receive in return a specified variable rate of interest times the same notional amount.

At April 2, 2011, $21,003, or approximately 31% of our total debt, was subject to floating interest rates.  A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $55.

Item 4 - Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated  the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of April 2, 2011, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”).  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

During the quarter covered by this report, we implemented enhancements in our internal control over financial reporting relating to existing or potential environmental contingencies by formalizing our internal process to provide more timely review and greater transparency to such environmental contingencies. Additionally, we enhanced internal controls over financial reporting relating to the calculation and reporting of import duties by implementing changes to our computer system applications related to import duties. These enhancements were implemented as a result of control deficiencies identified in the fourth quarter 2010.

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

The floorcovering industry is cyclical and prolonged declines in residential or commercial construction activity or corporate remodeling and refurbishment could have a material adverse effect on our business. Factors that affect such declines may include:

•consumer confidence;
•housing demand;
•financing availability;
•national and local economic conditions;
•interest rates;
•employment levels;
•changes in disposable income;
•commercial rental vacancy rates; and
•federal and state income tax policies.

Our product concentration in the higher-end of the residential and commercial markets could significantly affect the impact of these factors on our business.

We have significant levels of sales in certain channels of distribution.

A significant amount of our sales are generated through certain retail and mass merchant channels of distribution. A significant reduction of sales through these channels could adversely affect our results.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of shares of our Common Stock during the three months ended April 2, 2011:

Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
January 29, 2011	—	$—	—
February 26, 2011	—	—	—
April 2, 2011	27,771	4.56	27,771
Three Months Ended April 2, 2011	27,771	$4.56	$27,771	$4,678,468

(1)  On August 8, 2007, we announced a program to repurchase up to $10 million of our Common Stock.

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - (Removed and Reserved)
None.

Item 5 - Other Information
None.

Item 6 - Exhibits

(a.)	Exhibits

(i.)	Exhibits Incorporated by Reference

(ii.)	Exhibits Filed with this Report
31.1    CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1    CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2    CFO Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIXIE GROUP, INC.
(Registrant)

Date: May 12, 2011	By: /s/ JON A. FAULKNER
Jon A. Faulkner Vice President and Chief Financial Officer

Date: May 12, 2011	By: /s/ D. EUGENE LASATER
D. Eugene Lasater Controller