Form 10-Q
period 2011-07-02
DIXIE GROUP INC
filed 2011-08-11
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2011
OR

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

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer (Do not check if a smaller reporting company)	☑	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of July 25, 2011
Common Stock, $3 Par Value	12,023,839 shares
Class B Common Stock, $3 Par Value	882,644 shares
Class C Common Stock, $3 Par Value	0 shares

THE DIXIE GROUP, INC.
INDEX TO QUARTERLY FINANCIAL REPORT

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands, except share data)

	July 2, 2011	December 25, 2010
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$151	$244
Receivables (less allowance for doubtful accounts of $577 for 2011 and $466 for 2010)	30,545	28,550
Inventories	68,753	58,289
Deferred income taxes	5,198	5,527
Other current assets	3,679	1,416
TOTAL CURRENT ASSETS	108,326	94,026

PROPERTY, PLANT AND EQUIPMENT	179,414	178,019
Less accumulated depreciation and amortization	(111,809)	(107,773)
NET PROPERTY, PLANT AND EQUIPMENT	67,605	70,246
OTHER ASSETS	14,291	13,830
TOTAL ASSETS	$190,222	$178,102

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$15,994	$11,939
Accrued expenses	18,235	18,446
Current portion of long-term debt	13,270	7,145
TOTAL CURRENT LIABILITIES	47,499	37,530

LONG-TERM DEBT
Senior indebtedness	58,551	47,876
Capital lease obligations	455	532
Convertible subordinated debentures	—	9,662
TOTAL LONG-TERM DEBT	59,006	58,070

DEFERRED INCOME TAXES	4,962	4,759
OTHER LONG-TERM LIABILITIES	14,193	15,313
TOTAL LIABILITIES	125,660	115,672

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued - 15,998,937 shares for 2011 and 15,922,480 shares for 2010	47,997	47,767
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued - 882,644 shares for 2011 and 867,761 shares for 2010	2,648	2,604
Additional paid-in capital	137,827	137,235
Accumulated deficit	(65,360)	(66,750)
Accumulated other comprehensive income (loss)	(28)	(31)
	123,084	120,825
Less Common Stock in treasury at cost - 3,975,098 shares for 2011 and 3,947,327 shares for 2010	(58,522)	(58,395)
TOTAL STOCKHOLDERS' EQUITY	64,562	62,430
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$190,222	$178,102
See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010
NET SALES	$69,200	$59,058	$135,154	$109,512
Cost of sales	52,477	43,821	101,861	81,922
GROSS PROFIT	16,723	15,237	33,293	27,590

Selling and administrative expenses	14,944	15,026	30,337	29,384
Other operating income	(55)	(61)	(629)	(120)
Other operating expense	97	91	179	220
Facility consolidation and severance expenses, net	(563)	122	(563)	333
OPERATING INCOME (LOSS)	2,300	59	3,969	(2,227)

Interest expense	900	1,082	1,832	2,317
Other income	(8)	(10)	(32)	(22)
Other expense	18	307	26	317
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	1,390	(1,320)	2,143	(4,839)
Income tax provision (benefit)	582	(636)	691	(1,696)
INCOME (LOSS) FROM CONTINUING OPERATIONS	808	(684)	1,452	(3,143)
Loss from discontinued operations, net of tax	(42)	(60)	(62)	(130)
NET INCOME (LOSS)	$766	$(744)	$1,390	$(3,273)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.06	$(0.05)	$0.11	$(0.25)
Discontinued operations	—	(0.01)	—	(0.01)
Net income (loss)	$0.06	$(0.06)	$0.11	$(0.26)

BASIC SHARES OUTSTANDING	12,596	12,532	12,574	12,514

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.06	$(0.05)	$0.11	$(0.25)
Discontinued operations	—	(0.01)	—	(0.01)
Net income (loss)	$0.06	$(0.06)	$0.11	$(0.26)

DILUTED SHARES OUTSTANDING	12,648	12,532	12,624	12,514

DIVIDENDS PER SHARE:
Common Stock	—	—	—	—
Class B Common Stock	—	—	—	—
See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Six Months Ended
	July 2, 2011	June 26, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$1,452	$(3,143)
Loss from discontinued operations	(62)	(130)
Net income (loss)	1,390	(3,273)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	4,879	5,930
Change in deferred income taxes	530	(2,116)
Net gain on property, plant and equipment disposals	(2)	(8)
Stock-based compensation expense	373	497
Changes in operating assets and liabilities:
Receivables	(1,995)	2,176
Inventories	(10,464)	(4,010)
Other current assets	(2,263)	359
Accounts payable and accrued expenses	3,043	4,448
Other operating assets and liabilities	(1,181)	103
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(5,690)	4,106

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	2	10
Purchase of property, plant and equipment	(2,140)	(247)
NET CASH USED IN INVESTING ACTIVITIES	(2,138)	(237)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on credit line	12,509	45
Payments on term loan	(879)	(753)
Payments on equipment financing	(1,315)	(1,437)
Payments on capitalized leases	(204)	(735)
Payments on mortgage note payable	(176)	(140)
Payments on note payable	(374)	(236)
Payments on subordinated indebtedness	(2,500)	(2,500)
Change in outstanding checks in excess of cash	801	1,966
Common stock acquired for treasury	(127)	(46)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,735	(3,836)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(93)	33
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	244	56
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$151	$89

Supplemental Cash Flow Information:
Interest paid	$1,887	$2,260
Income taxes paid (received), net of tax refunds	91	(6,953)
See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)
NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements which do not include all the information and footnotes required by such accounting principles for annual financial statements.  In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.  The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 25, 2010.  Operating results for the three month and six month periods ended July 2, 2011 are not necessarily indicative of the results that may be expected for the entire 2011 year. The six months ended July 2, 2011 contains 27 weeks compared with 26 weeks for the six months ended June 26, 2010.

The Company evaluated subsequent events through the date the financial statements were issued.

The Company is in one line of business, carpet manufacturing.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2010-6, Improving Disclosures about Fair Value Measurements. This ASU amends the reconciliation of the beginning and ending balances of Level 3 recurring fair value measurements to present information about purchases, sales, issuances and settlements on a gross basis rather than as a net number. The ASU was effective beginning in the first quarter of 2011. Because this ASU impacted disclosure requirements only, its adoption did not have a material effect on the Company's Consolidated Condensed Financial Statements.

In May 2011, the FASB issued ASU No. 2011-4, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU represents the converged guidance of the FASB and the IASB ("the Boards") on fair value measurement. The collective efforts of the Boards and their staffs have resulted in common requirements, including a consistent meaning of the term "fair value." The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The ASU is effective during interim and annual periods beginning after December 15, 2011 and its adoption is not expected to have a material effect on the Company's Consolidated Condensed Financial Statements.

In June 2011, the FASB issued ASU No. 2011-5, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and its adoption will require the Company to remove the components of other comprehensive income from statement of changes in stockholders' equity and present them as provided for in one of the two available options.

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

The Company's stock compensation expense was $200 and $373 for the three and six months ended July 2, 2011 and $262 and $497 for the three and six months ended June 26, 2010, respectively.

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

NOTE D - RECEIVABLES

Receivables are summarized as follows:

	July 2, 2011	December 25, 2010
Customers, trade	$30,181	$27,084
Other receivables	941	1,932
Gross receivables	31,122	29,016
Less allowance for doubtful accounts	(577)	(466)
Net receivables	$30,545	$28,550

The Company had notes receivable in the amount of $339 and $419 at July 2, 2011 and December 25, 2010, respectively.  The current portions of notes receivable are included in other receivables above and the non-current portions are included in other assets in the Company's Consolidated Condensed Financial Statements.

NOTE E - INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method, which generally matches current costs of inventory sold with current revenues, for substantially all inventories.  Inventories are summarized as follows:

	July 2, 2011	December 25, 2010
Raw materials	$23,309	$18,144
Work-in-process	15,138	11,417
Finished goods	45,749	36,959
Supplies, repair parts and other	344	326
LIFO reserve	(15,787)	(8,557)
Total inventories	$68,753	$58,289

NOTE F - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	July 2, 2011	December 25, 2010
Compensation and benefits	$5,123	$4,587
Provision for customer rebates, claims and allowances	4,566	5,053
Outstanding checks in excess of cash	3,164	2,363
Other	5,382	6,443
Total accrued expenses	$18,235	$18,446

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

	Three Months Ended		Six Months Ended
	July 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010
Warranty reserve beginning of period	$1,449	$774	$1,472	$755
Warranty liabilities accrued	828	704	1,613	1,366
Warranty liabilities settled	(813)	(703)	(1,581)	(1,419)
Changes for pre-existing warranty liabilities	(216)	132	(256)	205
Warranty reserve end of period	$1,248	$907	$1,248	$907

NOTE H - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	July 2, 2011	December 25, 2010
Senior indebtedness:
Credit line borrowings	$43,012	$30,503
Term loan	10,445	11,324
Equipment financing	2,827	4,142
Capital lease obligations	606	810
Mortgage note payable	5,560	5,736
Notes payable	164	538
Total senior indebtedness	62,614	53,053
Convertible subordinated debentures	9,662	12,162
Total long-term debt	72,276	65,215
Less: current portion of convertible subordinated debentures	(9,662)	(2,500)
Less: current portion of senior indebtedness	(3,458)	(4,367)
Less: current portion of capital lease obligations	(150)	(278)
Total long-term debt, less current portion	$59,006	$58,070

On June 6, 2011, the Company amended its senior loan and security agreement to increase the revolver commitments under the loan agreement from $55,000 to $65,000. The increase in the revolver commitments was in response to the Company's increasing business activity. No other terms of the loan agreement have been changed.

The Company's amended and restated senior loan and security agreement, which matures on May 11, 2013, provides $75,445 of credit, consisting of $65,000 of revolving credit and a $10,445 term loan.  These credit facilities do not contain ongoing financial covenant tests.  The level of accounts receivable and inventory limit the borrowing availability under the revolving credit facility.

The Company's amended and restated senior loan and security agreement, which matures on May 11, 2013, will accelerate if the Company fails, by January 15, 2012, to either (a) repay the Company's 7% convertible subordinated debentures or (b) refinance the debentures as contemplated by the Company's senior loan and security agreement and establish a reserve equal to such debentures' then outstanding principal balance plus accrued interest. Although the Company believes cash availability will be sufficient to satisfy the above obligation through either internally generated cash flow or refinancing, there can be no assurance that the Company will be able to repay the debentures, attain such refinancing, or have adequate reserves as required by the loan agreement. The unused borrowing capacity under the senior loan and security agreement on July 2, 2011 was $11,313.

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

The Company's interest rate swaps are measured under the fair value guidance.  The following table summarizes the hierarchy level the Company used to determine fair value of its interest rate swaps as of July 2, 2011:

	Balance at	Fair Value Hierarchy Level
	July 2, 2011	Level 1	Level 2	Level 3
Liabilities:
Interest rate swaps	$770	—	$770	—

The fair value of the interest rate swaps was obtained from external sources and was determined through the use of models that employ various assumptions and relevant economic factors.

The Company's financial instruments are not held or issued for trading purposes.  The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	July 2, 2011		December 25, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$151	$151	$244	$244
Notes receivable, including current portion	339	339	419	419
Financial Liabilities:
Long-term debt and capital leases, including current portion	72,276	74,029	65,215	67,609
Interest rate swaps	770	770	873	873

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

The Company is also a party to an interest rate swap agreement through March 2013, which is linked to a mortgage and considered a highly effective hedge.  Under the interest rate swap agreement, the Company pays a fixed rate of interest times a notional amount equal to the outstanding balance of the mortgage, and receives in return an amount equal to a specified variable rate of interest times the same notional amount.  At July 2, 2011, the notional amount of the interest rate swap agreement was $5,560.  Under the terms of the interest rate swap agreement, the Company pays a fixed rate of interest through March 2013, which effectively fixes the interest rate on the mortgage at 6.54%.

The following table summarizes the fair values of derivative instruments included in the Company's Consolidated Condensed Balance Sheets:

	Liability Derivatives
	July 2, 2011	December 25, 2010
Derivatives designated as hedging instruments:
Interest rate swaps:
Accrued expenses	$515	$495
Other long-term liabilities	255	378
Total	770	873

The following tables summarize the pre-tax impact of derivative instruments on the Company's financial statements:

	Three Months Ended		Six Months Ended
	Amount of Gain or (Loss) Recognized in AOCI on Derivative (effective portion)		Amount of Gain or (Loss) Recognized in AOCI on Derivative (effective portion)
	July 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(258)	$(108)	$(214)	$(205)

	Three Months Ended		Six Months Ended
	Amount of Gain or (Loss) Reclassified from AOCI into Income (effective portion) (1) (2)		Amount of Gain or (Loss) Reclassified from AOCI into Income (effective portion) (1) (2)
	July 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(137)	$(233)	$(277)	$(643)

	Three Months Ended		Six Months Ended
	Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion)(3)		Amount of Gain or (Loss) Recognized in Income on Derivative (ineffective portion)(3)
	July 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(1)	$—	$1	$—

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

	Three Months Ended		Six Months Ended
	Amount of Gain or (Loss) Recognized in Income on Derivative (3)		Amount of Gain or (Loss) Recognized in Income on Derivative (3)
	July 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010
Derivatives not designated as hedging instruments:
Interest rate swap	$—	$(300)	$—	$(300)

(1)	The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's Consolidated Condensed Statements of Operations.

(2)	The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to July 2, 2011 is $515.

(3)	The amount of gain (loss) recognized in income on the ineffective portion of interest rate swaps is included in other expense on the Company's Consolidated Condensed Statements of Operations.

NOTE J - EMPLOYEE BENEFIT PLANS

The Company sponsors two 401(k) defined contribution plans covering substantially all associates.  The Company generally matches participants' contributions, on a sliding scale, up to a maximum of 5% of the participant's earnings.  The Company did not match participants' contributions for one of the two 401(k) plans for the 2010 plan year and has no current plan to match contributions for the same plan for the 2011 plan year. In addition to the discretionary match for this plan, the plan also provides for an additional Company contribution if the Company attains certain performance targets. Matching contributions for the 401(k) plan, for which the match was applicable, were $25 and $30 for the three months ended July 2, 2011 and June 26, 2010, respectively and $48 and $52 for the six months ended July 2, 2011 and June 26, 2010, respectively.

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation.  The obligations owed to participants under this plan were $11,589 at July 2, 2011 and $11,650 at December 25, 2010 and are included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors.  The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan.  Amounts are invested in company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $11,864 at July 2, 2011 and $11,544 at December 25, 2010 and is included in other assets in the Company's Consolidated Condensed Balance Sheets.

The Company is a contributing employer in a multi-employer pension plan.  Expenses related to the multi-employer pension plan were $74 and $61 for the three months ended July 2, 2011 and June 26, 2010, respectively and $146 and $122 for the six months ended July 2, 2011 and June 26, 2010, respectively.

The Company sponsors a legacy postretirement benefit plan that provides life insurance to a limited number of associates as a result of a prior acquisition.  The Company also sponsors a postretirement benefit plan that provides medical insurance for a limited number of associates who retired prior to January 1, 2003 and life insurance to a limited number of associates upon retirement.

Components of net periodic benefit cost for all postretirement plans are summarized as follows:

	Three Months Ended		Six Months Ended
	July 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010
Service cost	$2	$—	$4	$—
Interest cost	6	—	13	—
Amortization of prior service credits	(22)	(22)	(45)	(44)
Recognized net actuarial gains	(7)	(13)	(15)	(26)
Net periodic benefit credit	$(21)	$(35)	$(43)	$(70)

Amounts contributed or expected to be contributed by the Company during the current fiscal year to its postretirement plans are not anticipated to be significantly different from amounts disclosed in the Company's 2010 Annual Report filed on Form 10-K.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

NOTE K - INCOME TAXES

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions.  Unrecognized tax benefits were $47 at July 2, 2011.  Due to the Company's valuation allowances, such benefits, if recognized, would not affect the Company's effective tax rate.  There were no significant interest or penalties accrued as of July 2, 2011. The Company does not expect its unrecognized tax benefits to change significantly during the next twelve months.  The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense.

The following is a summary of the change in the Company's unrecognized tax benefits:

	Six Months Ended
	July 2, 2011	June 26, 2010
Balance at beginning of period	$47	$52
Additions based on tax positions taken during a prior period	—	—
Reductions related to settlement of tax matters	—	—
Reductions related to a lapse of applicable statute of limitations	—	—
Balance at end of period	$47	$52

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

During the six months ended July 2, 2011, the Company's effective income tax rate was affected by the inclusion of a $492 non-taxable settlement gain associated with a company-owned insurance policy.

NOTE L - COMMON STOCK AND EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	July 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010
Basic earnings (loss) per share:
Net income (loss)	$766	$(744)	$1,390	$(3,273)
Less: Allocation of earnings to participating securities	(18)	—	(33)	—
Net income (loss) available to common shareholders - basic	$748	$(744)	$1,357	$(3,273)
Basic weighted-average shares outstanding (1)	12,596	12,532	12,574	12,514
Basic earnings (loss) per share	$0.06	$(0.06)	$0.11	$(0.26)

Diluted earnings (loss) per share:
Net income (loss) available to common shareholders - basic	$748	$(744)	$1,357	$(3,273)
Add: Undistributed earnings reallocated to unvested shareholders	—	—	—	—
Net income (loss) available to common shareholders - basic	$748	$(744)	$1,357	$(3,273)
Basic weighted-average shares outstanding (1)	12,596	12,532	12,574	12,514
Effect of dilutive securities:
Stock options (2)	2	—	2	—
Directors' stock performance units (2)	50	—	48	—
Diluted weighted-average shares outstanding (1)(2)	12,648	12,532	12,624	12,514
Diluted earnings (loss) per share	$0.06	$(0.06)	$0.11	$(0.26)

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

(1)	Includes Common and Class B Common shares, less shares held in treasury, in thousands.

(2)
Because their effects are anti-dilutive, shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock at the end of the relevant period, unvested restricted stock deemed to be participating securities, directors' stock performance units, and shares issuable on conversion of subordinated debentures into shares of Common Stock have been excluded.  Aggregate shares excluded were 1,391 and 1,430, respectively during the three and six months of 2011 and 1,643 and 1,679, respectively during the three and six months of 2010.

NOTE M - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010
Net income (loss)	$766	$(744)	$1,390	$(3,273)
Other comprehensive income (loss):
Unrealized loss from interest rate swaps:
Before income taxes	(258)	(108)	(214)	(205)
Income taxes	(98)	(41)	(81)	(78)
Net of taxes	(160)	(67)	(133)	(127)
Reclassification into earnings from interest rate swaps:
Before income taxes	137	233	277	643
Income taxes	52	88	105	244
Net of taxes	85	145	172	399
Amount of gain (loss) recognized on ineffective portion of interest rate swaps:
Before income taxes	(1)	—	1	—
Income taxes	—	—	—	—
Net of taxes	(1)	—	1	—
Recognition of net actuarial gain on postretirement benefit plans:
Before income taxes	(7)	(13)	(15)	(26)
Income taxes	(3)	(5)	(6)	(10)
Net of taxes	(4)	(8)	(9)	(16)
Amortization of prior service credits on postretirement benefit plans:
Before income taxes	(22)	(22)	(45)	(44)
Income taxes	(8)	(9)	(17)	(17)
Net of taxes	(14)	(13)	(28)	(27)
Comprehensive income (loss)	$672	$(687)	$1,393	$(3,044)

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 25, 2010	$(514)	$483	$(31)
Unrealized loss from interest rate swaps, net of tax of $81	(133)	—	(133)
Reclassification into earnings from interest rate swaps, net of tax of $105	172	—	172
Amount of gain (loss) recognized on ineffective portion of interest rate swaps, net of tax of $0	1	—	1
Recognition of net actuarial gain on postretirement benefit plans, net of tax of $6	—	(9)	(9)
Amortization of prior service credits on postretirement benefit plans, net of tax of $17	—	(28)	(28)
Balance at July 2, 2011	$(474)	$446	$(28)

NOTE N - OTHER (INCOME) EXPENSE

Other (income) expense is summarized as follows:

	Three Months Ended		Six Months Ended
	July 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010
Other operating income:
Insurance proceeds (1)	$—	$—	$(492)	$—
Gain on sale of operating assets	(1)	(8)	(2)	(8)
Miscellaneous income	(54)	(53)	(135)	(112)
Other operating income	$(55)	$(61)	$(629)	$(120)

Other operating expense:
Retirement expenses	$85	$86	$156	$197
Miscellaneous expense	12	5	23	23
Other operating expense	$97	$91	$179	$220

Other income:
Miscellaneous income	$(8)	$(10)	$(32)	$(22)
Other income	$(8)	$(10)	$(32)	$(22)

Other expense:
Loss on interest rate swap	$—	$300	$—	$300
Miscellaneous expense	18	7	26	17
Other expense	$18	$307	$26	$317

(1) The Company recognized a settlement gain of $492 from a company-owned insurance policy.

NOTE O - FACILITY CONSOLIDATION AND SEVERANCE EXPENSES, NET

In response to the difficult economic conditions, the Company began consolidating its Eton, Georgia carpet tufting operation into its Atmore, Alabama tufting, dyeing and finishing facility beginning in the fourth quarter of 2008.  This was substantially completed in the first quarter of 2009.  The Company also made organizational and other changes designed to reduce staff and expenses throughout the Company.   In addition, the Company consolidated its Santa Ana, California tufting plant, a leased facility, into its Santa Ana, California dyeing, finishing and distribution facility, a facility owned by the Company, which was completed during the fourth quarter of 2009. Also, in 2009, the leased facility was vacated and the Company recorded the estimated costs related to fulfillment of its contractual lease obligations and on-going facilities maintenance, net of an estimate of sub-lease expectations.  During June 2011, the Company terminated the lease and paid a termination fee of $700. There are no remaining costs to be incurred under this plan.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

Costs related to the 2008 Facilities Consolidation Plan are summarized as follows:

					As of July 2, 2011
	Accrued Balance at Dec. 25, 2010	2011 Expenses To Date	2011 Cash Payments	Accrued Balance at July 2, 2011	Total Costs Incurred To Date	Total Expected Costs
Equipment and inventory relocation	$—	$—	$—	$—	$3,193	$3,193
Severance pay and employee relocation	—	—	—	—	1,095	1,095
Leased facilities - obligations	1,626	(551)	(1,075)	—	1,664	1,664
Totals	$1,626	$(551)	$(1,075)	$—	$5,952	$5,952

In August 2009, the Company developed and began implementing a plan to realign its organizational structure in the third and fourth quarters of 2009. Under this plan, the Company combined its three residential carpet units into one business with three distinct brands.  As a result, the Company's residential business is organized much like its commercial carpet business and more like the rest of the industry.  Costs related to the organization realignment included severance costs, associate relocation expenses and costs related to the migration of certain computer applications necessary to support the realignment. There are no remaining costs to be incurred under this plan.

Costs related to the 2009 Organization Restructuring Plan are summarized as follows:

					As of July 2, 2011
	Accrued Balance at Dec. 25, 2010	2011 Expenses To Date	2011 Cash Refunds (Payments)	Accrued Balance at July 2, 2011	Total Costs Incurred To Date	Total Expected Costs
Severance pay and employee relocation	$9	$(12)	$3	$—	$969	$969
Computer systems conversion cost	—	—	—	—	481	481
Totals	$9	$(12)	$3	$—	$1,450	$1,450

Expenses incurred under these plans are classified in "facility consolidation and severance expenses, net" in the Company's Consolidated Condensed Statements of Operations.

NOTE P - CONTINGENCIES

Environmental Remediation

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and estimable. Remediation obligations are accrued based on the latest available information and are recorded at undiscounted amounts. The Company regularly monitors the progress of environmental remediation. Should studies indicate that the cost of remediation has changed from the previous estimate, an adjustment to the liability would be recorded in the period in which such determination is made. As of July 2, 2011, the Company has an accrual of $1,685 for environmental remediation obligations which relate to businesses accounted for in discontinued operations. (See Note Q)

Other Matters

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

	Three Months Ended		Six Months Ended
	July 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010
Loss from discontinued operations:
Before income taxes	$(67)	$(89)	$(99)	$(192)
Income tax benefit	(25)	(29)	(37)	(62)
Loss from discontinued operations, net of tax	$(42)	$(60)	$(62)	$(130)

Workers' Compensation

Undiscounted reserves are maintained for the self-insured workers' compensation obligations. Such reserves are reassessed on a quarterly basis. Pre-tax cost incurred for workers' compensation as a component of discontinued operations was $0 and $34 for the three months ended July 2, 2011 and June 26, 2010, respectively and $23 and $102 for the six months ended July 2, 2011 and June 26, 2010, respectively.

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

Pre-tax cost for environmental remediation obligations classified as discontinued operations was $67 and $55 for the three months ended July 2, 2011 and June 26, 2010, respectively and $76 and $90 for the six months ended July 2, 2011 and June 26, 2010, respectively.

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

OVERVIEW

Although we anticipate a slow recovery in the United States housing sector and new commercial construction, we believe our business is driven more by resale and remodeling of existing homes and commercial facilities. While our business was more deeply affected by the downturn as it reached the higher end markets where our business is concentrated, we believe our position in the upper-end of the markets has permitted us to benefit from improved conditions and grow our sales at a rate that has exceeded the rate of growth of the carpet industry, as and when economic conditions improve. The positive acceptance of a number of our higher-end products and the organizational realignment and cost reduction initiatives we implemented have positively affected our operational performance as evidenced by our results in each of our quarterly periods beginning in and subsequent to the fourth quarter of 2010, the first profitable quarter we experienced since the second quarter of 2008.

During the second quarter and first six months of 2011 compared with the corresponding periods of 2010, we experienced a rate of sales growth that exceeded the industry in both residential and commercial products.

We remain cautiously optimistic about conditions that affect the higher-end markets we serve. We have, as has the industry, implemented sales price increases to recoup the increases in certain raw material costs in 2011. Although all sales price increases we implemented were effective by the end of the second quarter of 2011, there was a lag effect between the costs increases and the sales price increases that differed across the various customer bases we serve.

FACILITY CONSOLIDATIONS AND COST REDUCTION PLANS

In response to the difficult economic conditions, we began consolidating our Eton, Georgia carpet tufting operation into our Atmore, Alabama tufting, dyeing and finishing facility beginning in the fourth quarter of 2008. This was substantially completed in the first quarter of 2009. We also made organizational and other changes designed to reduce staff and expenses throughout the Company. In addition, we consolidated our Santa Ana, California tufting plant, a leased facility, into our Santa Ana, California dyeing, finishing and distribution facility, a facility we own. The California facilities consolidation was completed during the fourth quarter of 2009 at which time the leased facility was vacated and we recorded the estimated costs related to fulfillment of our contractual lease obligations and on-going facilities maintenance, net of an estimate of sub-lease expectations. Each fiscal quarter we reassessed the remaining estimated costs for the contractual lease obligation associated with this facility and adjusted the reserve based upon current facts and circumstances. In May of 2011, the landlord sold the facility to a third party at which time we paid $700 thousand to fulfill our obligations under the lease that was set to expire in December 2012. Upon settlement of our obligations under the lease, we recorded a gain of $563 thousand reflecting a reduction in our previously accrued estimated net obligations.

Including the $563 thousand lease termination gain recognized in the second quarter, expenses incurred for the consolidation and organizational changes associated with the 2008 facilities consolidation and cost reduction plan were $6.0 million since inception in the third quarter of 2008. Cost recognized included $3.2 million of costs to consolidate facilities, $1.1 million of severance and employee relocation expenses and $1.7 million of costs associated with the exit of our leased facility in Santa Ana, California.

During the third quarter of 2009, we developed and began implementing a plan to realign our organizational structure. Under this plan, we combined our three residential carpet units into one business with three distinct brands. As a result, our residential business is organized much like our commercial carpet business and more like the rest of the industry. Costs related to the organization realignment include severance costs, associate relocation expenses and costs related to the migration of certain computer applications necessary to support the realignment. The realignment was substantially complete in the fourth quarter of 2009 and all costs have been recorded including an expense reduction of $12 thousand in 2011 related to previously accrued associate relocation expenses. Total costs incurred under this realignment plan were $1.5 million.

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

RESULTS OF OPERATIONS

Our second quarters of 2011 and 2010 each contained 13 operating weeks. Our first quarter of 2011 contained 14 operating weeks compared with 13 operating weeks in first quarter of 2010; therefore, the first six months of 2011 contained 27 operating weeks compared with 26 operating weeks in the first six months of 2010. Discussions below related to percentage changes in net sales for the six month periods have been adjusted to reflect the comparable number of weeks in the first quarter reporting period and are qualified with the term “net sales as adjusted”. We believe "net sales as adjusted" will assist our financial statement users in understanding the rate of growth in our business in the comparative periods. (See reconciliation of net sales to net sales as adjusted in the table below.)

Reconciliation of Net Sales to Net Sales as Adjusted

	Six Months Ended
	July 2, 2011	June 26, 2010	Percent Increase
Net sales	$135,154	$109,512	23.4%
Adjustment to net sales:
Impact of shipping weeks	(4,711)	—
Net sales as adjusted	$130,443	$109,512	19.1%

The following table sets forth certain elements of our continuing operating results as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	July 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.8%	74.2%	75.4%	74.8%
Gross profit	24.2%	25.8%	24.6%	25.2%
Selling and administrative expense	21.6%	25.4%	22.4%	26.8%
Other operating income	(0.1)%	(0.1)%	(0.4)%	(0.1)%
Other operating expense	0.2%	0.2%	0.1%	0.2%
Facility consolidation and severance expenses, net	(0.8)%	0.2%	(0.4)%	0.3%

Operating income (loss)	3.3%	0.1%	2.9%	(2.0)%

Net Sales. Net sales for the quarter ended July 2, 2011 were $69.2 million compared with net sales of $59.1 million for the year-earlier quarter, or an increase of 17.2%. Net sales in the first six months of 2011 were $135.2 million compared with net sales of $109.5 million in the first six months of 2010, an increase of 23.4%, or 19.1%, on a “net sales as adjusted” basis. In the second quarter of 2011, residential carpet sales reflected an increase of 15.6% and net sales of commercial carpet increased 20.4%, respectively compared with the second quarter of 2010. Residential carpet sales increased 23.3%, or 19.0% on net sales as adjusted, and commercial net sales increased 23.4%, or 19.1% on net sales as adjusted, respectively in the first six months of 2011 compared with the first six months of 2010. Our residential sales in the second quarter and first six months of 2011, compared with the prior-year periods, included increased sales through mass merchant channels of distribution which are less predictable.

Cost of Sales. Cost of sales as a percentage of net sales was 75.8% in the second quarter of 2011 compared with 74.2% in the second quarter of 2010. Cost of sales was 75.4% in the first six months of 2011 compared with 74.8% in the first six months of 2011. The increase in cost of sales as a percentage of sales in both the second quarter and first six months was primarily attributable to the effects of increases in the cost of raw materials where sales price increases to recover such costs had not been fully realized by the end of our second quarter of 2011.

Gross Profit. Gross profit dollars increased $1.5 million, or 9.8%, in the second quarter of 2011 compared with the second quarter 2010 and increased $5.7 million, or 20.7%, in the first six months of 2011 compared with the same period in 2010 primarily reflecting the effects of the increased sales volume, the effects of the leverage on fixed costs from higher production levels and the cost reduction initiatives. In the second quarter and first six months of 2011, margins as a percentage of sales declined 1.6% and 0.6%, respectively compared with the 2010 periods primarily as a result of increased raw materials costs in the 2011 periods that had not been fully recouped by sales price increases during the periods. Additionally, our product mix was more heavily weighted to include certain lower margin residential and commercial products during the second quarter and first six months of 2011 compared with the same periods in 2010.

Selling and Administrative Expenses. Selling and administrative expenses decreased 3.8% as a percentage of sales in the second quarter of 2011 compared with the same period in 2010 and decreased 4.4% as a percentage of sales in the first six months of 2011 compared with the first six months of 2010. The lower selling and administrative expenses as a percentage of sales reflect the effect of our cost reduction initiatives and the leverage on the fixed components of selling and administrative costs from the higher sales volume. The first six months of 2011 included a charge of $625 thousand of workers compensation expense for a work related injury.

Other Operating Income. Other operating income increased $509 thousand in the first six months of 2011 compared with the first six months of 2010 primarily as a result of a settlement gain recognized in 2011 related to a company-owned insurance policy.

Other Operating Expense. Other operating expense decreased $41 thousand in the first six months of 2011 compared with the same period in 2010. The decrease is primarily due to a lower level of retirement related expenses in 2011.

Facility Consolidation and Severance Expenses, Net. We fulfilled our lease agreement obligations associated with our California facility in the second quarter of 2011 resulting in the recognition of a $563 thousand expense reduction to previously estimated contractual obligations under the lease agreement. During the second quarter and first six months of 2010, we recorded $122 thousand and $333 thousand; respectively, of expenses primarily related to associate relocation obligations and completion of computer systems modifications under our restructuring initiatives that were begun in 2008 and 2009.

Operating Income (Loss). We reported operating income of $2.3 million in the second quarter of 2011 compared with operating income of $59 thousand in the second quarter of 2010. Operating income was $4.0 million in the first six months of 2011 compared with an operating loss of $2.2 million in the first six months of 2010. The operating results included a gain of $563 thousand from facilities consolidation and severance expenses in the second quarter and first six months of 2011 compared with net expenses of $122 thousand and $333 thousand respectively, in the second quarter and first six months of 2010.

Interest Expense. Interest expense decreased $182 thousand in the second quarter of 2011 and $485 thousand for the first six months of 2011, respectively compared with the same periods in 2010. The reductions are principally a result of lower interest rates in the 2011 periods compared with the 2010 periods.

Other Income. Other income was not significant in the second quarter or first six months of either 2011 or 2010.

Other Expense. Other expense was not significant in either the second quarter or first six months of 2011. Other expense in the second quarter and first six months of 2010 included $300 thousand of expense related to the termination of an interest rate swap agreement.

Income Tax Provision (Benefit). Our effective income tax provision rate was 41.9% in the second quarter of 2011 compared with a benefit rate of 48.2% in the second quarter of 2010. The effective tax rate in the second quarter of 2011 differed from statutory rates primarily as a result of the estimated effects of a reduction in certain manufacturing related tax deductions and a lower utilization of valuation allowances related to state income tax items. The tax benefit rate in the second quarter of 2010 differed from statutory rates primarily due to the recognition of additional deferred tax assets at our rate applicable to deferred items compared with the tax rate for items that were currently payable. The tax rate for the first six months of 2011 differed from statutory rates principally as a result of a non-taxable settlement gain in the first quarter of 2011 related to company-owned insurance and the effects of permanent differences on pre-tax earnings utilized in the tax calculations in the 2011 reporting period.

Income (Loss) from Continuing Operations. Income from continuing operations was $808 thousand, or $0.06 per diluted share in the second quarter of 2011 compared with a loss from continuing operations of $684 thousand, or $0.05 per diluted share in the second quarter of 2010. Income from continuing operations was $1.5 million, or $0.11 per diluted share, for the first six months of 2011 compared with a loss from continuing operations of $3.1 million, or $0.25 per diluted share, in the first six months of 2010.

Net Income (Loss). Discontinued operations reflected a loss of $42 thousand, or $0.00 per diluted share, in the second quarter of 2011 compared with a loss of $60 thousand, or $0.01 per diluted share, in the same period in 2010. Discontinued operations reflected a loss of $62 thousand, or $0.00 per diluted share, in first the first six months of 2011 compared with a loss of $130 thousand, or $0.01 per diluted share, in the first six months of 2010. Including discontinued operations, net income was $766 thousand, or $0.06 per diluted share, in the second quarter of 2011 compared with a net loss of $744 million, or $0.06 per diluted share, in the second quarter of 2010. Net income was $1.4 million, or $0.11 per diluted share, in the first six months of 2011 compared with a net loss of $3.3 million, or $0.26 per diluted share, in the comparable six month period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended July 2, 2011, debt increased $7.1 million. Additionally, we generated $801 thousand of funds from checks issued in excess of cash utilized. During this period, $5.7 million of these funds were used in operating activities, $2.1 million for purchases of property, plant and equipment and $127 thousand was used to acquire our common stock for treasury.

Working capital increased $4.3 million in the first six months of 2011. During this period, inventories increased $10.5 million, principally to support our increased sales levels, trade accounts receivable increased $2.0 million primarily due to an increase in sales and seasonably low accounts receivable at the end of 2010; while other current assets increased $2.2 million related to product sales support. Accounts payable and accrued expenses increased $3.8 million principally to support a higher level of sales and production. Our current portion of long-term debt increased $6.1 million, primarily as a result of amounts due related to our subordinated debentures that mature in May of 2012.

Capital expenditures for the six months ended July 2, 2011 were $2.1 million, while depreciation and amortization was $4.9 million. Our planned capital expenditures are expected to be approximately $6.2 million for fiscal 2011, while depreciation and amortization is expected to be approximately $9.7 million. Planned capital expenditures in 2011 are primarily for new machinery and equipment.

Our amended and restated senior loan and security agreement, which matures on May 11, 2013, provides $75.4 million of credit, consisting of $65.0 million of revolving credit and a $10.4 million term loan. These credit facilities do not contain ongoing financial covenant tests. The level of accounts receivable and inventory limit the borrowing availability under the revolving credit facility. Our amended and restated senior loan and security agreement will accelerate if we fail, by January 15, 2012, to either (a) repay our 7% convertible subordinated debentures or (b) refinance the debentures as contemplated by our senior loan and security agreement and establish a reserve equal to such debentures' then outstanding principal balance plus accrued interest. Although we believe cash availability will be sufficient to satisfy the above obligation through either internally generated cash flow or refinancing, there can be no assurance that we will be able to repay the debentures, attain such refinancing, or have adequate reserves as required by the loan agreement. The unused borrowing capacity under the senior loan and security agreement on July 2, 2011 was $11.3 million.

We are currently in discussions with potential lenders regarding replacement financing of our current senior revolving credit and term loan and security agreement. We intend to replace our current long-term financing facility by January 15, 2012 as discussed above; although, there can be no assurance that this will occur.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2010-6, Improving Disclosures about Fair Value Measurements. This ASU amends the reconciliation of the beginning and ending balances of Level 3 recurring fair value measurements to present information about purchases, sales, issuances and settlements on a gross basis rather than as a net number. The ASU was effective beginning in the first quarter of 2011. Because this ASU impacted disclosure requirements only, its adoption did not have a material effect on our Consolidated Condensed Financial Statements.

In May 2011, the FASB issued ASU No. 2011-4, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU represents the converged guidance of the FASB and the IASB ("the Boards") on fair value measurement. The collective efforts of the Boards and their staffs have resulted in common requirements, including a consistent meaning of the term "fair value." The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The ASU is effective during interim and annual periods beginning after December 15, 2011 and its adoption is not expected to have a material effect on our Consolidated Condensed Financial Statements.

In June 2011, the FASB issued ASU No. 2011-5, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and its adoption will require us to remove the components of other comprehensive income from statement of changes in stockholders' equity and present them as provided for in one of the two available options.

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

At July 2, 2011, we were a party to an interest rate swap agreement on our mortgage note payable with a notional amount equal to the outstanding balance of the mortgage note ($5,560 at July 2, 2011) which expires in March of 2013.  Under the interest rate swap agreement, we pay a fixed rate of interest times the notional amount and receive in return an amount equal to a specified variable rate of interest times the same notional amount.  The swap agreement effectively fixes the interest rate on the mortgage note payable at 6.54%.

In July 2010, we entered into an interest rate swap agreement with a notional amount of $25,000 effective July 11, 2010 through May 11, 2013 which we designated as a cash flow hedge.  Under this interest rate swap agreement, we pay a fixed rate of interest of 1.42% times the notional amount and receive in return a specified variable rate of interest times the same notional amount.

At July 2, 2011, $28,458, or approximately 39% of our total debt, was subject to floating interest rates.  A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $57.

Item 4 - Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated  the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of July 2, 2011, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of shares of our Common Stock during the three months ended July 2, 2011:

Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
May 7, 2011	—	$—	—
June 4, 2011	—	—	—
July 2, 2011	—	—	—
Three Months Ended July 2, 2011	—	$—	$—	$4,678,468

(1)  On August 8, 2007, we announced a program to repurchase up to $10 million of our Common Stock. There were no shares repurchased during the three months ended July 2, 2011.

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
31.1    CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1    CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2    CFO Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS    XBRL Instance Document
101.SCH    XBRL Taxonomy Extension Schema Document
101.CAL    XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF    XBRL Taxonomy Extension Definition Linkbase Document
101.LAB    XBRL Taxonomy Extension Label Linkbase Document
101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIXIE GROUP, INC.
(Registrant)

Date: August 11, 2011	By: /s/ JON A. FAULKNER
Jon A. Faulkner Vice President and Chief Financial Officer

Date: August 11, 2011	By: /s/ D. EUGENE LASATER
D. Eugene Lasater Controller