Form 10-Q
period 2011-10-01
DIXIE GROUP INC
filed 2011-11-09
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2011
OR

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

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer (Do not check if a smaller reporting company)	☑	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of October 24, 2011
Common Stock, $3 Par Value	12,023,839 shares
Class B Common Stock, $3 Par Value	882,644 shares
Class C Common Stock, $3 Par Value	0 shares

THE DIXIE GROUP, INC.
INDEX TO QUARTERLY FINANCIAL REPORT

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands, except share data)

	October 1, 2011	December 25, 2010
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$121	$244
Receivables (less allowance for doubtful accounts of $509 for 2011 and $466 for 2010)	32,638	28,550
Inventories	66,299	58,289
Deferred income taxes	5,272	5,527
Other current assets	4,123	1,416
TOTAL CURRENT ASSETS	108,453	94,026

PROPERTY, PLANT AND EQUIPMENT	181,442	178,019
Less accumulated depreciation and amortization	(114,151)	(107,773)
NET PROPERTY, PLANT AND EQUIPMENT	67,291	70,246
OTHER ASSETS	13,746	13,830
TOTAL ASSETS	$189,490	$178,102

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$14,432	$11,939
Accrued expenses	18,614	18,446
Current portion of long-term debt	12,589	7,145
TOTAL CURRENT LIABILITIES	45,635	37,530

LONG-TERM DEBT
Senior indebtedness	49,831	40,321
Convertible subordinated debentures	—	9,662
Mortgage note payable	10,325	5,430
Equipment notes payable	1,715	2,125
Capital lease obligations	369	532
TOTAL LONG-TERM DEBT	62,240	58,070

DEFERRED INCOME TAXES	3,999	4,759
OTHER LONG-TERM LIABILITIES	13,044	15,313
TOTAL LIABILITIES	124,918	115,672

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued - 15,998,937 shares for 2011 and 15,922,480 shares for 2010	47,997	47,767
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued - 882,644 shares for 2011 and 867,761 shares for 2010	2,648	2,604
Additional paid-in capital	137,974	137,235
Accumulated deficit	(65,403)	(66,750)
Accumulated other comprehensive income (loss)	(122)	(31)
	123,094	120,825
Less Common Stock in treasury at cost - 3,975,098 shares for 2011 and 3,947,327 shares for 2010	(58,522)	(58,395)
TOTAL STOCKHOLDERS' EQUITY	64,572	62,430
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$189,490	$178,102
See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 1, 2011	September 25, 2010	October 1, 2011	September 25, 2010
NET SALES	$69,607	$56,676	$204,761	$166,188
Cost of sales	53,834	44,099	155,695	126,020
GROSS PROFIT	15,773	12,577	49,066	40,168

Selling and administrative expenses	14,493	14,127	44,830	43,513
Other operating income	(59)	(34)	(689)	(154)
Other operating expense	161	117	340	337
Facility consolidation and severance expenses, net	—	304	(563)	637
OPERATING INCOME (LOSS)	1,178	(1,937)	5,148	(4,165)

Interest expense	904	904	2,736	3,221
Other income	(29)	(11)	(60)	(33)
Other expense	8	4	34	320
Refinancing expenses	317	—	317	—
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(22)	(2,834)	2,121	(7,673)
Income tax provision (benefit)	(44)	(965)	647	(2,661)
INCOME (LOSS) FROM CONTINUING OPERATIONS	22	(1,869)	1,474	(5,012)
Loss from discontinued operations, net of tax	(65)	(28)	(127)	(158)
NET INCOME (LOSS)	$(43)	$(1,897)	$1,347	$(5,170)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$—	$(0.15)	$0.11	$(0.40)
Discontinued operations	—	—	(0.01)	(0.01)
Net income (loss)	$—	$(0.15)	$0.10	$(0.41)

BASIC SHARES OUTSTANDING	12,596	12,533	12,582	12,520

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$—	$(0.15)	$0.11	$(0.40)
Discontinued operations	—	—	(0.01)	(0.01)
Net income (loss)	$—	$(0.15)	$0.10	$(0.41)

DILUTED SHARES OUTSTANDING	12,648	12,533	12,632	12,520

DIVIDENDS PER SHARE:
Common Stock	—	—	—	—
Class B Common Stock	—	—	—	—
See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Nine Months Ended
	October 1, 2011	September 25, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$1,474	$(5,012)
Loss from discontinued operations	(127)	(158)
Net income (loss)	1,347	(5,170)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	7,301	8,870
Change in deferred income taxes	(449)	(3,312)
Net gain on property, plant and equipment disposals	(3)	(2)
Stock-based compensation expense	520	696
Write-off of deferred financing costs	92	—
Changes in operating assets and liabilities:
Receivables	(4,088)	266
Inventories	(8,010)	(4,239)
Other current assets	(2,707)	425
Accounts payable and accrued expenses	2,353	3,375
Other operating assets and liabilities	(871)	(96)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(4,515)	813

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	3	10
Purchase of property, plant and equipment	(4,194)	(1,286)
NET CASH USED IN INVESTING ACTIVITIES	(4,191)	(1,276)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) borrowings on previous credit line	(30,503)	6,797
Payments on previous term loan	(11,324)	(1,130)
Net borrowings on current credit line	49,831	—
Borrowings on current mortgage note payable	11,063	—
Payments on previous mortgage note payable	(5,736)	(213)
Borrowings on equipment financing	1,270	—
Payments on equipment financing	(2,413)	(2,096)
Payments on capitalized leases	(333)	(1,032)
Borrowings on notes payable	733	87
Payments on notes payable	(474)	(280)
Payments on subordinated indebtedness	(2,500)	(2,500)
Change in outstanding checks in excess of cash	308	956
Common stock acquired for treasury	(127)	(46)
Payments for debt issuance costs	(1,212)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,583	543

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(123)	80
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	244	56
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$121	$136

Supplemental Cash Flow Information:
Interest paid	$2,489	$2,929
Income taxes paid (received), net of tax refunds	102	(6,928)
Equipment purchased under capital leases	—	127
See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)
NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements which do not include all the information and footnotes required by such accounting principles for annual financial statements.  In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.  The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 25, 2010.  Operating results for the three month and nine month periods ended October 1, 2011 are not necessarily indicative of the results that may be expected for the entire 2011 year. The nine months ended October 1, 2011 contains 40 weeks compared with 39 weeks for the nine months ended September 25, 2010.

The Company evaluated subsequent events through the date the financial statements were issued.

The Company is in one line of business, carpet manufacturing.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2010-6, Improving Disclosures about Fair Value Measurements. This ASU amends the disclosure requirements related to the reconciliation of the beginning and ending balances of Level 3 recurring fair value measurements to present information about purchases, sales, issuances and settlements on a gross basis rather than as a net number. The ASU was effective beginning in the first quarter of 2011. Because this ASU impacted disclosure requirements only, its adoption did not have a material effect on the Company's Consolidated Condensed Financial Statements.

In May 2011, the FASB issued ASU No. 2011-4, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board ("the Boards") on fair value measurement. The collective efforts of the Boards and their staffs have resulted in common requirements, including a consistent meaning of the term "fair value." The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The ASU is effective during interim and annual periods beginning after December 15, 2011 and its adoption is not expected to have a material effect on the Company's Consolidated Condensed Financial Statements.

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

In September 2011, the FASB issued ASU No. 2011-09, Compensation - Retirement Benefits - Multi-employer Plans (Subtopic 715-80): Disclosures about an Employer's Participation in a Multi-employer Plan. ASU 2011-09 is intended to address concerns from various users of financial statements on the lack of transparency about an employer's participation in a multi-employer pension plan. Users of financial statements have requested additional disclosure to increase awareness of the commitments and risks involved with participating in multi-employer pension plans. The amendments in this ASU will require additional disclosures about an employer's participation in a multi-employer pension plan. Previously, disclosures were limited primarily to the historical contributions made to the plans. ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011. ASU 2011-09 should be applied retrospectively for all prior periods presented. Because this ASU impacts disclosures only, its adoption is not expected to have a material effect on the Company's Consolidated Condensed Financial Statements.

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

The Company's stock compensation expense was $147 and $520 for the three and nine months ended October 1, 2011 and $199 and $696 for the three and nine months ended September 25, 2010, respectively.

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

NOTE D - RECEIVABLES

Receivables are summarized as follows:

	October 1, 2011	December 25, 2010
Customers, trade	$31,285	$27,084
Other receivables	1,862	1,932
Gross receivables	33,147	29,016
Less allowance for doubtful accounts	(509)	(466)
Net receivables	$32,638	$28,550

The Company had notes receivable in the amount of $316 and $419 at October 1, 2011 and December 25, 2010, respectively. The current portions of notes receivable are included in other receivables above and the non-current portions are included in other assets in the Company's Consolidated Condensed Financial Statements.

NOTE E - INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method, which generally matches current costs of inventory sold with current revenues, for substantially all inventories.  Inventories are summarized as follows:

	October 1, 2011	December 25, 2010
Raw materials	$21,775	$18,144
Work-in-process	14,224	11,417
Finished goods	46,041	36,959
Supplies, repair parts and other	321	326
LIFO reserve	(16,062)	(8,557)
Total inventories	$66,299	$58,289

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

NOTE F - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	October 1, 2011	December 25, 2010
Compensation and benefits	$4,617	$4,587
Provision for customer rebates, claims and allowances	4,952	5,053
Outstanding checks in excess of cash	2,671	2,363
Other	6,374	6,443
Total accrued expenses	$18,614	$18,446

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

	Three Months Ended		Nine Months Ended
	October 1, 2011	September 25, 2010	October 1, 2011	September 25, 2010
Warranty reserve beginning of period	$1,248	$907	$1,472	$755
Warranty liabilities accrued	819	655	2,432	2,021
Warranty liabilities settled	(733)	(661)	(2,314)	(2,080)
Changes for pre-existing warranty liabilities	(60)	(22)	(316)	183
Warranty reserve end of period	$1,274	$879	$1,274	$879

NOTE H - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	October 1, 2011	December 25, 2010
Senior indebtedness:
Current revolving credit facilities	$49,831	$—
Prior revolving credit facilities	—	30,503
Term loan	—	11,324
Total senior indebtedness	49,831	41,827
Convertible subordinated debentures	9,662	12,162
Mortgage note payable	11,063	5,736
Equipment notes payable	3,062	4,220
Notes payable	734	460
Capital lease obligations	477	810
Total long-term debt	74,829	65,215
Less: current portion of long-term debt	(12,589)	(7,145)
Total long-term debt, less current portion	$62,240	$58,070

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

Senior indebtedness

On September 14, 2011, the Company terminated its amended and restated senior loan and security agreement (the "terminated facility"). The terminated facility had provided the Company with $65,000 of revolving credit and a term loan with a principal balance of $10,194.  The terminated facility was originally set to mature on May 11, 2013.

On September 14, 2011, the Company entered into a new five-year, secured revolving credit facility (the "senior credit facility"). The senior credit facility provides for a maximum of $90,000 of revolving credit, subject to borrowing base availability, including limited amounts of credit in the form of letters of credit and swingline loans. The borrowing base is equal to specified percentages of the Company's eligible accounts receivable, inventories and fixed assets less reserves established, from time to time, by the administrative agent under the senior credit facility.

At the Company's election, revolving loans under the senior credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2 or 3 month periods, as selected by the Company, plus an applicable margin of either 2.00% or 2.25%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate, plus an applicable margin of either 1.00% or 1.50%. The applicable margin is determined based on availability under the senior credit facility with margins increasing as availability decreases. The Company also pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the senior credit facility equal to 0.375% per annum.

The senior credit facility includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations, including limitations on debt, liens, investments, fundamental changes in the Company's business, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, payments and modifications of certain existing debt, future negative pledges, and changes in the nature of the Company's business. The Company is also required to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability is less than $10,000.

The Company can use the proceeds of the senior credit facility for general corporate purposes, including financing acquisitions and refinancing other indebtedness. As of October 1, 2011, the unused borrowing availability under the senior credit facility was $22,629.

Convertible Subordinated Debentures

The Company's convertible subordinated debentures bear interest at 7.00% payable semi-annually, are due on May 15, 2012 and are convertible by their holders into shares of the Company's Common Stock at effective conversion price of $32.20 per share, subject to adjustment under certain circumstances.

On September 15, 2011, the Company sent a notice to the holders that the Company will optionally redeem all of the outstanding debentures on October 5, 2011 pursuant to the provisions of the Indenture dated May 15, 1987. Holders had until October 4, 2011 to convert their debentures into shares of the Company's Common Stock. The redemption price was 100% of the principal amount of the debentures, plus any accrued and unpaid interest through October 4, 2011. As of October 1, 2011, debentures were outstanding in the aggregate principal amount of $9,662.

On October 5, 2011, the Company paid $9,925 to redeem the $9,662 outstanding debentures and pay all accrued interest through October 4, 2011. No holders exercised their right to convert their debentures into shares of the Company's Common Stock.

Mortgage Note Payable

On September 13, 2011, the Company terminated its existing $5,508 mortgage loan which would have matured on March 1, 2013 and entered into a new five-year $11,063 mortgage loan (the "mortgage loan agreement"). The mortgage loan agreement is secured by the Company's Susan Street facility and liens second to the senior credit facility. The mortgage loan is scheduled to mature on September 13, 2016. The mortgage loan bears interest at a variable rate equal to one month LIBOR plus 3.00% and is payable in equal monthly installments of principal of $61, plus interest calculated on the declining balance of the mortgage loan, with a final payment of $7,436 due on maturity.

Deferred Financing Costs and Refinancing Expenses

As a result of the refinancing, the Company paid $1,212 in financing costs that will be amortized over the term of the senior credit facility and the mortgage loan. In addition, the Company expensed $317 of refinancing expenses of which $92 related to the write-off of previously deferred financing costs and $225 related to fees paid to 3rd parties in connection with the new senior credit facility and mortgage loan.

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

The Company's interest rate swaps and related instruments are measured under the fair value guidance.  The following table summarizes the hierarchy level the Company used to determine fair value of its interest rate swaps and related instruments as of October 1, 2011:

	Balance at	Fair Value Hierarchy Level
	October 1, 2011	Level 1	Level 2	Level 3
Assets:
Interest rate swaptions	$150	—	$150	—
Liabilities:
Interest rate swaps	$911	—	$911	—

The fair value of the interest rate swaps and swaptions was obtained from external sources and was determined through the use of models that employ various assumptions and relevant economic factors applicable to similar instruments.

The Company's financial instruments are not held or issued for trading purposes.  The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	October 1, 2011		December 25, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$121	$121	$244	$244
Notes receivable, including current portion	316	316	419	419
Interest rate swaptions	150	150	—	—
Financial Liabilities:
Long-term debt and capital leases, including current portion	74,829	74,933	65,215	67,609
Interest rate swaps	911	911	873	873

The fair values of the Company's long-term debt and capital leases were estimated using market rates the Company believes would be available for similar types of financial instruments.  The fair values of cash and cash equivalents and notes receivable approximate their carrying amounts due to the short-term nature of the financial instruments.

The Company's earnings, cash flows and financial position are exposed to market risks relating to interest rates.  It is the Company's policy to minimize its exposure to adverse changes in interest rates and manage interest rate risks inherent in funding the Company with debt.  The Company addresses this risk by maintaining a mix of fixed and floating rate debt and entering into interest rate swaps for a portion of its variable rate debt to minimize interest rate volatility. The Company does not hold speculative financial instruments, nor does it hold or issue financial instruments for trading purposes.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

Derivatives designated as cash flow hedges relate to specific liabilities on the Company's Consolidated Condensed Balance Sheet.  The Company assesses, both at inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction are highly effective in offsetting changes in cash flows of the hedged items.  When it is determined that a derivative is not highly effective or the derivative expires, is sold, terminated or exercised, the Company discontinues hedge accounting for that specific instrument.  The Company recognizes all derivatives on its Consolidated Condensed Balance Sheet at fair value.  Changes in the fair value of effective cash flow hedges are deferred in accumulated other comprehensive income (loss) ("AOCIL") and reclassified into earnings in the same periods during which the hedged transaction affects earnings.  Changes in the fair value of derivatives that are not effective hedges or that are not designated as hedges are recognized in income.

The following is a summary of the Company's interest rate swaps and swaptions as of October 1, 2011:

Type	Notional Amount		Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$5,508	*	April 1, 2003 through April 1, 2013	4.54%	1 Month LIBOR
Interest rate swap	$25,000		July 11, 2010 through May 11, 2013	1.42%	1 Month LIBOR
Interest rate swap	$10,000		October 3, 2011 through September 1, 2016	1.33%	1 Month LIBOR
Interest rate swap	$10,000		March 1, 2013 through September 1, 2016	1.62%	1 Month LIBOR
Interest rate swap	$5,000		June 1, 2013 through September 1, 2016	1.70%	1 Month LIBOR
Swaption	$10,000		March 1, 2013 through September 1, 2016, exercisable on September 2, 2014	0.38%	N/A
Swaption	$5,000		June 1, 2013 through September 1, 2016, exercisable on September 1, 2015	0.18%	N/A
* Interest rate swap has an amortizing notional amount.

On September 14, 2011, the Company refinanced its senior revolving credit facility and entered into a new mortgage note payable. The $25,000 and $5,508 interest rate swaps were designated as cash flow hedges of the interest rate risk created by the variable interest rate paid on the revolving credit facility and the mortgage note payable. At the time of refinancing, the Company simultaneously dedesignated and redesignated these swaps as cash flow hedges. At the time of the refinancing, the interest rate swaps had a negative fair value and were presented as accrued expenses and other liabilities on the Company's Consolidated Condensed Balance Sheets. The related accumulated other comprehensive loss of the swaps was frozen at the time of the refinancing and is being amortized into interest expense through the maturity dates of the cash flow hedges. The accumulated loss had an unamortized balance of $779 as of September 14, 2011. During the quarter ended October 1, 2011, the Company amortized $21 of unrealized losses into earnings.

Authoritative guidance permits designating existing derivatives with non-zero fair values as a new cash flow hedge, but perfect effectiveness may not be assumed. Rather, the hedge must be established as "highly effective" to qualify for hedge accounting. The non-zero fair value element of the new hedge represents an off-market element, and as such the Company assesses the effectiveness of the cash flow hedges each quarter using the "perfect hypothetical interest rate swap method". This method measures hedge ineffectiveness based on a comparison of the change in fair value of the actual interest rate swap and the change in the fair value of the hypothetical interest rate swap with terms that identically match the critical terms of the hedged debt and an original fair value of zero. The Company performs this assessment each quarter and recognizes any ineffectiveness in the cash flow hedges through earnings. The Company performed the effectiveness assessment at the redesignation date and at the end of the quarter and determined each of the hedges were highly effective.

On September 14, the Company entered into two swaption agreements that permit the Company to effectively cancel two of the existing interest rate swaps at specified dates. The Company did not designate these swaptions as cash flow hedges; therefore, any change in fair value will be recognized into earnings.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

The following table summarizes the fair values of derivative instruments included in the Company's Consolidated Condensed Balance Sheets:

	Location on Consolidated Condensed Balance Sheets	Fair Value
		October 1, 2011	December 25, 2010
Asset Derivatives:
Derivatives not designated as hedging instruments:
Interest rate swaptions	Other Assets	$150	$—
Total Asset Derivatives		150	—

Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued Expenses	$490	$495
Interest rate swaps, long term portion	Other Liabilities	421	378
Total Liability Derivatives		911	873

The following tables summarize the pre-tax impact of derivative instruments on the Company's financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	Three Months Ended		Nine Months Ended
	October 1, 2011	September 25, 2010	October 1, 2011	September 25, 2010
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(282)	$(541)	$(495)	$(747)

	Amount of Gain or (Loss) Reclassified from AOCIL on the effective portion into Income (1) (2)
	Three Months Ended		Nine Months Ended
	October 1, 2011	September 25, 2010	October 1, 2011	September 25, 2010
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(137)	$(125)	$(415)	$(768)

	Amount of Gain or (Loss) Recognized on the ineffective portion in Income on Derivative (3)
	Three Months Ended		Nine Months Ended
	October 1, 2011	September 25, 2010	October 1, 2011	September 25, 2010
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$21	$(3)	$23	$(3)

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

	Amount of Gain or (Loss) Recognized in Income on Derivative (4)
	Three Months Ended		Nine Months Ended
	October 1, 2011	September 25, 2010	October 1, 2011	September 25, 2010
Derivatives not designated as hedging instruments:
Interest rate swap	$—	$—	$—	$(300)
Interest rate swaptions	(3)	—	(3)	—
Total	$(3)	$—	$(3)	$(300)

(1)	The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's Consolidated Condensed Statements of Operations.

(2)	The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to October 1, 2011 is $490.

(3)
The amount of gain (loss) recognized in income on the ineffective portion of interest rate swaps is included in other income or other expense on the Company's Consolidated Condensed Statements of Operations.

(4)
The amount of gain (loss) recognized in income for derivatives not designated as hedging instruments is included in other income or other expense on the Company's Consolidated Condensed Statements of Operations.

NOTE J - EMPLOYEE BENEFIT PLANS

The Company sponsors two 401(k) defined contribution plans covering substantially all associates.  The Company generally matches participants' contributions, on a sliding scale, up to a maximum of 5% of the participant's earnings.  The Company did not match participants' contributions for one of the two 401(k) plans for the 2010 plan year and has no current plan to match contributions for the same plan for the 2011 plan year. In addition to the discretionary match for this plan, the plan also provides for an additional Company contribution if the Company attains certain performance targets. Matching contributions for the 401(k) plan, for which the match was applicable, were $20 and $30 for the three months ended October 1, 2011 and September 25, 2010, respectively and $68 and $82 for the nine months ended October 1, 2011 and September 25, 2010, respectively.

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation.  The obligations owed to participants under this plan were $10,117 at October 1, 2011 and $11,650 at December 25, 2010 and are included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors.  The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan.  Amounts are invested in company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $10,248 at October 1, 2011 and $11,544 at December 25, 2010 and is included in other assets in the Company's Consolidated Condensed Balance Sheets.

The Company is a contributing employer in a multi-employer pension plan.  Expenses related to the multi-employer pension plan were $72 and $62 for the three months ended October 1, 2011 and September 25, 2010, respectively and $218 and $184 for the nine months ended October 1, 2011 and September 25, 2010, respectively.

The Company sponsors a legacy postretirement benefit plan that provides life insurance to a limited number of associates as a result of a prior acquisition.  The Company also sponsors a postretirement benefit plan that provides medical insurance for a limited number of associates who retired prior to January 1, 2003 and life insurance to a limited number of associates upon retirement.

Components of net periodic benefit cost (credit) for all postretirement plans are summarized as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	September 25, 2010	October 1, 2011	September 25, 2010
Service cost	$2	$—	$6	$—
Interest cost	6	—	19	—
Amortization of prior service credits	(22)	(22)	(67)	(66)
Recognized net actuarial gains	(7)	(13)	(21)	(39)
Net periodic benefit cost (credit)	$(21)	$(35)	$(63)	$(105)

Amounts contributed or expected to be contributed by the Company during the current fiscal year to its postretirement plans are not anticipated to be significantly different from amounts disclosed in the Company's 2010 Annual Report filed on Form 10-K.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

NOTE K - INCOME TAXES

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions.  Unrecognized tax benefits were $47 at October 1, 2011.  Due to the Company's valuation allowances, such benefits, if recognized, would not significantly affect the Company's effective tax rate.  There were no significant interest or penalties accrued as of October 1, 2011. The Company does not expect its unrecognized tax benefits to change significantly during the next twelve months.  The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense.

The following is a summary of the change in the Company's unrecognized tax benefits:

	Nine Months Ended
	October 1, 2011	September 25, 2010
Balance at beginning of period	$47	$52
Additions based on tax positions taken during a prior period	—	—
Reductions related to settlement of tax matters	—	—
Reductions related to a lapse of applicable statute of limitations	—	—
Balance at end of period	$47	$52

The Company and its subsidiaries are subject to United States federal income taxes, as well as income taxes in a number of state jurisdictions.  The tax years subsequent to 2003 remain open to examination for U.S. federal income taxes.  The majority of state jurisdictions generally remain open for tax years subsequent to 2006.  A few state jurisdictions remain open to examination for tax years subsequent to 2005.

The Company agreed upon a settlement associated with an Internal Revenue Service audit during the quarter ended October 1, 2011 for tax years 2004 through 2009. This settlement agreement resulted in a payable of approximately $1,300 related to certain temporary differences between the carrying amounts of assets for financial reporting purposes and the tax basis of those assets. Thus, the settlement agreement resulted in an increase in deferred tax assets and had no material impact on earnings. This payable is estimated to be paid in the fourth quarter of 2011.

During the nine months ended October 1, 2011, the Company's effective income tax rate was affected by the inclusion of a $492 non-taxable settlement gain associated with a company-owned insurance policy.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

NOTE L - COMMON STOCK AND EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended		Nine Months Ended
	October 1, 2011	September 25, 2010	October 1, 2011	September 25, 2010
Basic earnings (loss) per share:
Income (loss) from continuing operations	$22	$(1,869)	$1,474	$(5,012)
Less: Allocation of earnings to participating securities	(1)	—	(35)	—
Income (loss) from continuing operations available to common shareholders - basic	$21	$(1,869)	$1,439	$(5,012)
Basic weighted-average shares outstanding (1)	12,596	12,533	12,582	12,520
Basic earnings (loss) per share - continuing operations	0.00	(0.15)	0.11	(0.40)

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to common shareholders - basic	$21	$(1,869)	$1,439	$(5,012)
Add: Undistributed earnings reallocated to unvested shareholders	—	—	—	—
Income (loss) from continuing operations available to common shareholders - basic	$21	$(1,869)	$1,439	$(5,012)
Basic weighted-average shares outstanding (1)	12,596	12,533	12,582	12,520
Effect of dilutive securities:
Stock options (2)	—	—	1	—
Directors' stock performance units (2)	52	—	49	—
Diluted weighted-average shares outstanding (1)(2)	12,648	12,533	12,632	12,520
Diluted earnings (loss) per share - continuing operations	0.00	(0.15)	0.11	(0.40)

(1)	Includes Common and Class B Common shares, less shares held in treasury, in thousands.

(2)
Because their effects are anti-dilutive, shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock at the end of the relevant period, unvested restricted stock deemed to be participating securities, directors' stock performance units, and shares issuable on conversion of subordinated debentures into shares of Common Stock have been excluded.  Aggregate shares excluded were 1,397 and 1,419, respectively during the three and nine months of 2011 and 1,643 and 1,667, respectively during the three and nine months of 2010.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

NOTE M - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	September 25, 2010	October 1, 2011	September 25, 2010
Net income (loss)	$(43)	$(1,897)	$1,347	$(5,170)
Other comprehensive income (loss):
Unrealized gain (loss) from interest rate swaps:
Before income taxes	(282)	(541)	(495)	(747)
Income taxes	(107)	(205)	(188)	(284)
Net of taxes	(175)	(336)	(307)	(463)
Reclassification of (gain) loss into earnings from interest rate swaps:
Before income taxes	137	125	415	768
Income taxes	52	48	158	292
Net of taxes	85	77	257	476
Amortization of unrealized (gain) loss on dedesignated interest rate swaps:
Before income taxes	21	—	21	—
Income taxes	8	—	8	—
Net of taxes	13	—	13	—
Recognition of net actuarial (gain) loss on postretirement benefit plans:
Before income taxes	(7)	(13)	(21)	(39)
Income taxes	(3)	(5)	(8)	(15)
Net of taxes	(4)	(8)	(13)	(24)
Amortization of prior service cost (credit) on postretirement benefit plans:
Before income taxes	(22)	(22)	(67)	(66)
Income taxes	(8)	(8)	(26)	(25)
Net of taxes	(14)	(14)	(41)	(41)
Comprehensive income (loss)	$(138)	$(2,178)	$1,256	$(5,222)

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 25, 2010	$(514)	$483	$(31)
Unrealized gain (loss) from interest rate swaps, net of tax of $188	(307)	—	(307)
Reclassification of (gain) loss into earnings from interest rate swaps, net of tax of $158	257	—	257
Amortization of unrealized (gain) loss on dedesignated interest rate swaps, net of tax of $8	13	—	13
Recognition of net actuarial (gain) loss on postretirement benefit plans, net of tax of $8	—	(13)	(13)
Amortization of prior service cost (credit) on postretirement benefit plans, net of tax of $26	—	(41)	(41)
Balance at October 1, 2011	$(551)	$429	$(122)

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

NOTE N - OTHER (INCOME) EXPENSE

Other (income) expense is summarized as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2011	September 25, 2010	October 1, 2011	September 25, 2010
Other operating income:
Insurance proceeds (1)	$—	$—	$(492)	$—
Gain on sale of operating assets	(1)	—	(3)	(8)
Miscellaneous income	(58)	(34)	(194)	(146)
Other operating income	$(59)	$(34)	$(689)	$(154)

Other operating expense:
Retirement expenses	$118	$67	$274	$264
Loss on disposal of operating assets	—	6	—	6
Miscellaneous expense	43	44	66	67
Other operating expense	$161	$117	$340	$337

Other income:
Swap ineffectiveness	$(23)	$—	$(23)	$—
Miscellaneous income	(6)	(11)	(37)	(33)
Other income	$(29)	$(11)	$(60)	$(33)

Other expense:
Loss on interest rate swap	$—	$—	$—	$300
Swap ineffectiveness	1	3	—	3
Non-hedged swaptions	3	—	3	—
Miscellaneous expense	4	1	31	17
Other expense	$8	$4	$34	$320

(1) The Company recognized a settlement gain of $492 from a company-owned insurance policy.

NOTE O - FACILITY CONSOLIDATION AND SEVERANCE EXPENSES, NET

In response to the difficult economic conditions, the Company began consolidating its Eton, Georgia carpet tufting operation into its Atmore, Alabama tufting, dyeing and finishing facility beginning in the fourth quarter of 2008.  This was substantially completed in the first quarter of 2009.  The Company also made organizational and other changes designed to reduce staff and expenses throughout the Company.   In addition, the Company consolidated its Santa Ana, California tufting plant, a leased facility, into its Santa Ana, California dyeing, finishing and distribution facility, a facility owned by the Company, which was completed during the fourth quarter of 2009. Also, in 2009, the leased facility was vacated and the Company recorded the estimated costs related to fulfillment of its contractual lease obligations and on-going facilities maintenance, net of an estimate of sub-lease expectations.  During June 2011, the Company terminated the lease and paid a termination fee of $700. There are no remaining costs to be incurred under this plan. Upon settlement of the lease, the Company recognized a gain of $563 reflecting a reduction of previously accrued estimates.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

Costs related to the 2008 Facilities Consolidation Plan are summarized as follows:

					As of October 1, 2011
	Accrued Balance at Dec. 25, 2010	2011 Expenses To Date	2011 Cash Payments	Accrued Balance at October 1, 2011	Total Costs Incurred To Date	Total Expected Costs
Equipment and inventory relocation	$—	$—	$—	$—	$3,193	$3,193
Severance pay and employee relocation	—	—	—	—	1,095	1,095
Leased facilities - obligations	1,626	(551)	(1,075)	—	1,664	1,664
Totals	$1,626	$(551)	$(1,075)	$—	$5,952	$5,952

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

Costs related to the 2009 Organization Restructuring Plan are summarized as follows:

					As of October 1, 2011
	Accrued Balance at Dec. 25, 2010	2011 Expenses To Date	2011 Cash Refunds (Payments)	Accrued Balance at October 1, 2011	Total Costs Incurred To Date	Total Expected Costs
Severance pay and employee relocation	$9	$(12)	$3	$—	$969	$969
Computer systems conversion cost	—	—	—	—	481	481
Totals	$9	$(12)	$3	$—	$1,450	$1,450

Expenses incurred under these plans are classified in "facility consolidation and severance expenses, net" in the Company's Consolidated Condensed Statements of Operations.

NOTE P - CONTINGENCIES

Environmental Remediation

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and estimable. Remediation obligations are accrued based on the latest available information and are recorded at undiscounted amounts. The Company regularly monitors the progress of environmental remediation. Should studies indicate that the cost of remediation has changed from the previous estimate, an adjustment to the liability would be recorded in the period in which such determination is made. As of October 1, 2011, the Company has an accrual of $1,684 for environmental remediation obligations which relate to businesses accounted for in discontinued operations. (See Note Q)

Other Matters

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

	Three Months Ended		Nine Months Ended
	October 1, 2011	September 25, 2010	October 1, 2011	September 25, 2010
Loss from discontinued operations:
Before income taxes	$(110)	$(44)	$(209)	$(236)
Income tax benefit	(45)	(16)	(82)	(78)
Loss from discontinued operations, net of tax	$(65)	$(28)	$(127)	$(158)

Workers' Compensation

Undiscounted reserves are maintained for the self-insured workers' compensation obligations. Such reserves are reassessed on a quarterly basis. Pre-tax cost incurred for workers' compensation as a component of discontinued operations was $67 and $14 for the three months ended October 1, 2011 and September 25, 2010, respectively and $90 and $116 for the nine months ended October 1, 2011 and September 25, 2010, respectively.

Environmental Remediation

Reserves for environmental remediation obligations are established on a undiscounted basis. The Company has ongoing expenses at five previously owned sites that were associated with its discontinued textile businesses. Each of these sites contains relatively low levels of ground or ground water contaminants. Each site has a Corrective Action Plan ("CAP") with the applicable authoritative state regulatory body responsible for oversight for environmental compliance and the Company contracts with third party qualified environmental specialists for related remediation, monitoring and reporting for each location. The CAP for four of these sites involves natural attenuation (degradation of the contaminants through naturally occurring events) over periods currently estimated at 10 to 20 years and the CAP on the remaining site involves a pump and treat remediation process, currently estimated to remediate over a period of 20 to 30 years.

Additionally, the Company has an environmental liability related to the property of a facility and related business that was sold in 2004. The CAP was approved in 2010 and is currently estimated to remediate over a 7 year period.

Pre-tax cost for environmental remediation obligations classified as discontinued operations was $43 and $30 for the three months ended October 1, 2011 and September 25, 2010, respectively and $119 and $120 for the nine months ended October 1, 2011 and September 25, 2010, respectively.

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

OVERVIEW

OUR BUSINESS OPERATIONS - Although we anticipate a slow recovery in new housing and commercial construction, we believe our business is driven more by resale and remodeling of existing homes and commercial facilities. While our business was more deeply affected by the downturn as it reached the higher end markets where our business is concentrated, we believe our position in the upper-end of the markets has permitted us to benefit from improved conditions and grow our sales at a rate that has exceeded the rate of growth of the carpet industry over the last 12 months. The positive acceptance of a number of our higher-end products and the organizational realignment and cost reduction initiatives we implemented have positively affected our operational performance as evidenced by our results for our quarterly periods beginning in and subsequent to the fourth quarter of 2010, the first profitable quarter we experienced since the second quarter of 2008. We continue to invest in such new products as Stainmaster® SolarMax™ and TruSoft™ fiber technologies to continue our leadership role in the high end marketplace.

During the third quarter and first nine months of 2011 compared with the corresponding periods of 2010, we experienced a rate of sales growth that exceeded the industry in both residential and commercial products. Although we have experienced increased sales in each of our quarterly periods in 2011 compared with 2010, we expect a less favorable comparison in sales for the fourth quarter of 2011 versus the fourth quarter of 2010. Our fourth quarter of this year will include both the week before and after Christmas as compared to the same quarter a year ago that only included one of these weeks. Additionally, the fourth quarter of 2010 included particularly strong sales through our mass merchant channel as a result of significant new product introductions earlier that year.

We have, as has the industry, implemented sales price increases to recoup the increases in certain raw material costs in 2011. Although most sales price increases were implemented by the end of the second quarter of 2011, there was a lag effect between the cost increases and the sales price increases that differed across the various customer bases we serve. Further, during the third quarter, we had a shift in our product mix to more value-oriented, and thus lower margin products. These items had the effect of compressing our margins throughout the 2011 year-to-date period. Late in the third quarter we started seeing a shift towards our higher end lines and a reduction in our sales volume through the lower priced mass merchant channel.

NEW DEBT AGREEMENTS - In September 2011, we entered into a new five-year senior, secured revolving credit facility and refinanced and extended our existing mortgage loan to a term that coincides with the senior revolving credit facility. These new arrangements have allowed us to retire other debt obligations, including our subordinated debentures that were redeemed on October 5, 2011. These new debt arrangements provide increased borrowing capacity at more favorable interest rates than our previous arrangements and will provide us with a vehicle to support flexibility and growth we anticipate for the future. There is a more detailed discussion of our debt in the “Liquidity and Capital Resources” section below.

FACILITY CONSOLIDATIONS AND COST REDUCTION PLANS - During the fourth quarter of 2008 in response to the difficult economic conditions, we began consolidating certain manufacturing facilities and operations and made organizational and other changes designed to reduce staff and expenses throughout the Company. All substantive actions associated with this plan were complete by the end of 2009 with the exception of on-going contractual obligations related to a leased facility in California that was part of this initiative. Each fiscal quarter we reassessed the remaining estimated costs for the contractual lease obligation associated with this facility and adjusted our reserve based upon current facts and circumstances. In May of 2011, the landlord sold the facility to a third party at which time we paid $700 thousand to fulfill our obligations under the lease that was set to expire in December 2012. Upon settlement of our obligations under the lease, we recorded a gain of $563 thousand reflecting a reduction in our previously accrued estimated net obligations.

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

In addition to the consolidation plan initiated in 2008, we developed and began implementing a plan in the third quarter of 2009 to realign our organizational structure. Under this plan, we combined our three residential carpet units into one business with three distinct brands. As a result, our residential business is organized much like our commercial carpet business and more like the rest of the industry. Costs related to the organization realignment include severance costs, associate relocation expenses and costs related to the migration of certain computer applications necessary to support the realignment. The realignment was substantially complete in the fourth quarter of 2009 and all costs have been recorded including an expense reduction of $12 thousand in 2011 related to previously accrued associate relocation expenses. Total costs incurred under this realignment plan were $1.5 million.

These actions had a positive impact on our results and we believe have resulted in additional improvements in operational capabilities, increased fixed cost absorption and further facilitated other cost reductions.

RESULTS OF OPERATIONS

Our second and third quarters of 2011 and 2010 each contained 13 operating weeks. Our first quarter of 2011 contained 14 operating weeks compared with 13 operating weeks in first quarter of 2010; therefore, the first nine months of 2011 contained 40 operating weeks compared with 39 operating weeks in the first nine months of 2010. Discussions below related to percentage changes in net sales for the nine month periods have been adjusted to reflect the comparable number of weeks in the first quarter reporting period and are qualified with the term “net sales as adjusted”. We believe "net sales as adjusted" will assist our financial statement users in understanding the rate of growth in our business in the comparative periods. (See reconciliation of net sales to net sales as adjusted in the table below.)

Reconciliation of Net Sales to Net Sales as Adjusted

	Nine Months Ended
	October 1, 2011	September 25, 2010	Percent Increase
Net sales as reported	$204,761	$166,188	23.2%
Adjustment to net sales:
Impact of shipping weeks	(4,711)	—
Net sales as adjusted	$200,050	$166,188	20.4%

The following table sets forth certain elements of our continuing operating results as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 1, 2011	September 25, 2010	October 1, 2011	September 25, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.3%	77.8%	76.0%	75.8%
Gross profit	22.7%	22.2%	24.0%	24.2%
Selling and administrative expense	20.8%	24.9%	21.9%	26.2%
Other operating income	0.0%	0.0%	(0.3)%	(0.1)%
Other operating expense	0.2%	0.2%	0.2%	0.2%
Facility consolidation and severance expenses, net	0.0%	0.5%	(0.3)%	0.4%
Operating income (loss)	1.7%	(3.4)%	2.5%	(2.5)%

Net Sales. Net sales for the quarter ended October 1, 2011 were $69.6 million compared with net sales of $56.7 million for the year-earlier quarter, or an increase of 22.8%. Net sales in the first nine months of 2011 were $204.8 million compared with net sales of $166.2 million in the first nine months of 2010, an increase of 23.2%, or 20.4%, on a “net sales as adjusted” basis. In the third quarter of 2011, residential carpet sales reflected an increase of 26.1% and net sales of commercial carpet increased 14.2%, respectively compared with the third quarter of 2010. Residential carpet sales increased 24.2%, or 21.4% on net sales as adjusted, and commercial net sales increased 20.2%, or 17.4% on net sales as adjusted, respectively in the first nine months of 2011 compared with the first nine months of 2010. Our residential sales in the third quarter and first nine months of 2011, compared with the prior-year periods, included increased sales through mass merchant channels of distribution, including a customer-driven special promotion, which generated higher volumes at generally lower margins. The customer-driven special promotion amounted to net sales of $4.3 million during the quarter and is not anticipated to repeat in future periods. Additionally, our commercial carpet sales in the first nine months of 2011 compared with the first nine months of 2010 included increased sales to certain national account retail end-users that resulted in higher volumes with lower margins over a relatively short time frame.

Cost of Sales. Cost of sales as a percentage of net sales was 77.3% in the third quarter of 2011 compared with 77.8% in the third quarter of 2010 and 76.0% in the first nine months of 2011 compared with 75.8% in the first nine months of 2010. Cost of sales in the first nine months was negatively affected due to increases in the cost of raw materials in the first and second quarters of 2011 where there was a lag in timing of sales price increases to recoup such costs. Additionally, margins as a percentage of sales in the 2011 periods compared with 2010 were affected by the increased sales mix of the lower margin residential and commercial products discussed above.

Gross Profit. Gross profit dollars increased $3.2 million, or 25.4%, in the third quarter of 2011 compared with the third quarter 2010 and increased $8.9 million, or 22.2%, in the first nine months of 2011 compared with the same period in 2010 primarily reflecting the effects of the increased sales volume, the effects of the leverage on fixed costs from higher production levels and our cost reduction initiatives. Margins as a percentage of sales increased 0.5% in the third quarter of 2011 versus the prior year quarter but declined 0.2% in the first nine months of 2011 compared with the first nine months of 2010.

Selling and Administrative Expenses. Selling and administrative expenses, though increased on a dollar basis, decreased 4.1% as a percentage of sales in the third quarter of 2011 compared with the same period in 2010 and decreased 4.3% as a percentage of sales in the first nine months of 2011 compared with the first nine months of 2010. The lower selling and administrative expenses as a percentage of sales reflect the effect of our cost reduction initiatives, the leverage on the fixed components of selling and administrative costs from the higher sales volume and lower incremental variable selling expenses associated with the increased sales mix in our residential and commercial products as discussed above. The first nine months of 2011 included a charge of $625 thousand of workers compensation expense for a work related injury incurred in in the second quarter of 2011.

Other Operating Income. Other operating income increased $535 thousand in the first nine months of 2011 compared with the first nine months of 2010 primarily as a result of a settlement gain recognized in 2011 related to a company-owned insurance policy.

Other Operating Expense. Other operating expense increased $44 thousand in the third quarter of 2011 compared with the same period in 2010 primarily due to a higher level of retirement related expenses in 2011.

Facility Consolidation and Severance Expenses, Net. We fulfilled our lease agreement obligations associated with our California facility in the second quarter of 2011 resulting in the recognition of a $563 thousand reduction to previously estimated contractual obligations under the lease agreement which is included in our results for the second quarter and first nine months of 2011. During the third quarter and first nine months of 2010, we recorded $304 thousand and $637 thousand, respectively, of expenses primarily related to associate relocation obligations and completion of computer systems modifications under restructuring initiatives begun in 2008 and 2009.

Operating Income (Loss). We reported operating income of $1.2 million in the third quarter of 2011 compared with an operating loss of $1.9 million in the third quarter of 2010. Operating income was $5.1 million in the first nine months of 2011 compared with an operating loss of $4.2 million in the first nine months of 2010. The operating results included the gain of $563 thousand from facilities consolidation and severance expenses in the first nine months of 2011 compared with net expenses of $304 thousand and $637 thousand respectively, in the third quarter and first nine months of 2010 as discussed above. Additionally, the first nine months of 2011 included the $625 loss for workers' compensation expense and the gain of $492 related to settlement received on a company-owned insurance policy.

Refinancing Expenses. Expenses of $317 were recorded in the third quarter and first nine months of 2011 related to refinancing our senior credit and term loan facility and included the costs associated with the extinguishment or modification of existing debt and the addition of new debt arrangements.

Interest Expense. Interest expense remained flat in the third quarter compared to the prior year quarter and decreased $485 thousand for the first nine months of 2011 compared with the same period in 2010 principally a result of lower interest rates.

Other Income. Other income was not significant in the third quarter or first nine months of either 2011 or 2010.

Other Expense. Other expense was not significant in either the third quarter or first nine months of 2011. Other expense in the first nine months of 2010 included $300 thousand of expense related to the termination of an interest rate swap agreement.

Income Tax Provision (Benefit). In the third quarter of 2011, we adjusted our federal and state income tax accrual to reflect the true-up for specific tax related transactions that were concluded in the third quarter of 2011 resulting in a tax benefit of $44 thousand. Our tax provision rate for the first nine months of 2011 was 30.5%. This provision rate differed from statutory rates primarily as a result of a non-taxable settlement gain in the first quarter of 2011 related to company-owned insurance. Our effective income tax benefit rate was 34.1% in the third quarter of 2010 and 34.7% for the first nine months of 2010.

Income (Loss) from Continuing Operations. Income from continuing operations was $22 thousand, or $0.00 per diluted share in the third quarter of 2011 compared with a loss from continuing operations of $1.9 million, or $0.15 per diluted share in the third quarter of 2011. Income from continuing operations was $1.5 million, or $0.11 per diluted share, for the first nine months of 2011 compared with a loss from continuing operations of $5.0 million, or $0.40 per diluted share, in the first nine months of 2010. Results for the third quarter and first nine months of 2011 included a loss of $317 thousand, or $194 thousand after-tax, related to the debt refinancing and debt extinguishment in the third quarter of 2011.

Net Income (Loss). Discontinued operations reflected a loss of $65 thousand, or $0.00 per diluted share, in the third quarter of 2011 compared with a loss of $28 thousand, or $0.00 per diluted share, in the same period in 2010. Discontinued operations reflected a loss of $127 thousand, or $0.01 per diluted share, in first the first nine months of 2011 compared with a loss of $158 thousand, or $0.01 per diluted share, in the first nine months of 2010. Including discontinued operations, we had a net loss of $43 thousand, or $0.00 per diluted share, in the third quarter of 2011 compared with a net loss of $1.9 million, or $0.15 per diluted share, in the third quarter of 2010. Net income was $1.3 million, or $0.10 per diluted share, in the first nine months of 2011 compared with a net loss of $5.2 million, or $0.41 per diluted share, in the comparable nine month period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended October 1, 2011, debt increased $9.6 million and we generated $308 thousand of funds from checks issued in excess of cash utilized. During this period, $4.5 million of these funds were used in operating activities and $4.2 million was used for purchases of property, plant and equipment and $1.2 million was used for fees related to the refinancing.

Working capital increased $6.3 million in the first nine months of 2011. During this period, inventories increased $8.0 million, principally to support our increased sales levels, trade accounts receivable increased $4.2 million primarily due to an increase in sales and seasonally low accounts receivable at the end of 2010; while other current assets increased $2.7 million related to product sales support. Accounts payable and accrued expenses increased $2.7 million principally to support a higher level of sales and production. Our current portion of long-term debt increased $5.4 million, primarily as a result of $9.7 million due related to our subordinated debentures. These debentures were retired in October 2011 as part of our debt refinancing that was completed during the third quarter of 2011. We settled an IRS audit during the period that will result in a cash payment of approximately $1.3 million, anticipated to be paid during the fourth quarter.

Capital expenditures for the nine months ended October 1, 2011 were $4.2 million, while depreciation and amortization was $7.3 million. Our planned capital expenditures are expected to be approximately $6.8 million for fiscal 2011, while depreciation and amortization is expected to be approximately $9.7 million. Planned capital expenditures in 2011 are primarily for new machinery and equipment and were higher than originally anticipated primarily due to the Company's utilization of temporary economic incentives passed by Congress and available in 2011.

On September 14, 2011, we terminated our amended and restated senior loan and security agreement (the "terminated facility"). The terminated facility provided us with $65.0 million of revolving credit and a $10.2 million term loan.  The terminated facility was originally set to mature on May 11, 2013.

On September 14, 2011, we entered into a new five-year, secured revolving credit facility (the "senior credit facility"). The senior credit facility provides for a maximum of $90.0 million of revolving credit, subject to borrowing base availability, including limited amounts of credit in the form of letters of credit and swingline loans. The borrowing base is equal to specified percentages of our eligible accounts receivable, inventories and fixed assets, less reserves established by the administrative agent under the senior credit facility.

At our election, revolving loans under the senior credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2 or 3 month periods, as we may select, plus an applicable margin, dependent upon availability, of either 2.00% or 2.25%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate, plus an applicable margin of either 1.00% or 1.50%. The applicable margin is determined based on availability under the senior credit facility with margins increasing as availability decreases. We also pay an unused line fee on the average amount by which the aggregate commitment exceeds utilization of the senior credit facility equal to 0.375% per annum.

The senior credit facility includes certain affirmative and negative covenants that impose restrictions on our financial and business operations, including limitations on debt, liens, investments, fundamental changes in our business, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, payments and modifications of certain existing debt, future negative pledges, and changes in the nature of our business. We are also required to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability is less than $10.0 million.

We can use the proceeds of the senior credit facility for general corporate purposes, including financing acquisitions and refinancing other indebtedness. As of October 1, 2011, the unused borrowing availability under the senior credit facility was $22.6 million.

Convertible Subordinated Debentures

Our convertible subordinated debentures bear interest at 7.00% payable semi-annually, are due on May 15, 2012 and are convertible by their holders into shares of our Common Stock at an effective conversion price of $32.20 per share, subject to adjustment under certain circumstances.

On September 15, 2011, we sent a notice to the holders of the debentures that we will offer the option to redeem all of the outstanding debentures on October 5, 2011 pursuant to the provisions of the Indenture dated May 15, 1987. Holders had until October 4, 2011 to convert their debentures into shares of our Common Stock. The redemption price was 100% of the principal amount of the debentures, plus any accrued and unpaid interest through October 4, 2011. As of October 1, 2011, debentures were outstanding in the aggregate principal amount of $9.7 million.

On October 5, 2011, we paid approximately $9.9 million to redeem the $9.7 million outstanding debentures and the unpaid interest through October 4, 2011. No holders exercised their right to convert their debentures into shares of our Common Stock.

Mortgage Note Payable

On September 13, 2011, we terminated our existing $5.5 million mortgage loan (which would have matured on March 1, 2013) and entered into a new five-year $11.1 million mortgage loan (the "mortgage loan agreement"). The mortgage loan agreement is secured by our Susan Street facility and liens second to the senior credit facility. The mortgage loan is scheduled to mature on September 13, 2016. The mortgage loan bears interest at a variable rate equal to one month LIBOR plus 3.00% and is payable in equal monthly principal installments of $61 thousand, plus interest calculated on the declining balance of the mortgage loan, with a final payment of $7.4 million due on maturity.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2010-6, Improving Disclosures about Fair Value Measurements. This ASU amends the disclosure requirements related to the reconciliation of the beginning and ending balances of Level 3 recurring fair value measurements to present information about purchases, sales, issuances and settlements on a gross basis rather than as a net number. The ASU was effective beginning in the first quarter of 2011. Because this ASU impacted disclosure requirements only, its adoption did not have a material effect on our Consolidated Condensed Financial Statements.

In May 2011, the FASB issued ASU No. 2011-4, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board ("the Boards") on fair value measurement. The collective efforts of the Boards and their staffs have resulted in common requirements, including a consistent meaning of the term "fair value." The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The ASU is effective during interim and annual periods beginning after December 15, 2011 and its adoption is not expected to have a material effect on our Consolidated Condensed Financial Statements.

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

In September 2011, the FASB issued ASU No. 2011-09, Compensation - Retirement Benefits - Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer's Participation in a Multiemployer Plan. ASU 2011-09 is intended to address concerns from various users of financial statements on the lack of transparency about an employer's participation in a multiemployer pension plan. Users of financial statements have requested additional disclosure to increase awareness of the commitments and risks involved with participating in multiemployer pension plans. The amendments in this ASU will require additional disclosures about an employer's participation in a multiemployer pension plan. Previously, disclosures were limited primarily to the historical contributions made to the plans. ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011. ASU 2011-09 should be applied retrospectively for all prior periods presented. Because this ASU impacts disclosures only, its adoption is not expected to have a material effect on our Consolidated Condensed Financial Statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk (Dollars in thousands)

Our earnings, cash flows and financial position are exposed to market risks relating to interest rates, among other factors.  It is our policy to minimize our exposure to adverse changes in interest rates and manage interest rate risks inherent in funding our Company with debt.  We address this financial exposure through a risk management program that includes maintaining a mix of fixed and floating rate debt and the use of interest rate swap agreements (See Note I to the Consolidated Condensed Financial Statements).

At October 1, 2011, $30,386, or approximately 41% of our total debt, was subject to floating interest rates.  A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $47.

Item 4 - Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated  the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of October 1, 2011, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

We have significant levels of indebtedness.

Though we have repaid our 7% convertible subordinated debentures as of October 5, 2011, we still have significant amounts of debt relative to our equity. If our cash flow or profitability are insufficient, the value of our assets securing our loans are insufficient or we are unable to access the debt or equity markets at competitive rates or in sufficient amounts, it could materially adversely affect our ability to generate sufficient funds to satisfy the terms of our senior loan agreements and other debt obligations.
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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of shares of our Common Stock during the three months ended October 1, 2011:

Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
August 6, 2011	—	$—	—
September 3, 2011	—	—	—
October 1, 2011	—	—	—
Three Months Ended October 1, 2011	—	$—	$—	$4,678,468

(1)  On August 8, 2007, we announced a program to repurchase up to $10 million of our Common Stock. There were no shares repurchased during the three months ended October 1, 2011.

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

THE DIXIE GROUP, INC.
(Registrant)

Date: November 9, 2011	By: /s/ JON A. FAULKNER
Jon A. Faulkner Vice President and Chief Financial Officer

Date: November 9, 2011	By: /s/ D. EUGENE LASATER
D. Eugene Lasater Controller