Form 10-K
period 2011-12-31
DIXIE GROUP INC
filed 2012-03-22
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________.

Commission File Number 0-2585

The Dixie Group, Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-0183370
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

104 Nowlin Lane, Suite 101, Chattanooga, TN 37421	(423) 510-7000
(Address of principal executive offices and zip code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Class	Name of each exchange on which registered
Common Stock, $3.00 par value	NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:
Title of class
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

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the Common Stock held by non-affiliates of the registrant on July 1, 2011 (the last business day of the registrant's most recently completed fiscal second quarter) was approximately $43,757,966.  The aggregate market value was computed by reference to the closing price of the Common Stock on such date.  In making this calculation, the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding Common Stock, and no other persons, are affiliates.  No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of March 2, 2012
Common Stock, $3.00 Par Value	12,032,541	shares
Class B Common Stock, $3.00 Par Value	872,644	shares
Class C Common Stock, $3.00 Par Value	0	shares

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the following document are incorporated by reference:
Proxy Statement of the registrant for annual meeting of shareholders to be held May 1, 2012 (Part III).

THE DIXIE GROUP, INC.

Index to Annual Report
on Form 10-K for
Year Ended December 31, 2011

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

General

Our business consists principally of marketing, manufacturing and selling carpet and rugs to high-end residential and commercial customers through our various sales forces and brands. A small portion of our manufacturing capacity is used to provide carpet yarn and carpet dyeing and finishing services to other manufacturers.

From 1920 until 1993, we were exclusively in the textile business. We sold our textile assets and began acquiring floorcovering businesses in 1993. In 2003, we disposed of our low-end floorcovering businesses and focused exclusively on the upper end of the soft floorcovering market where we believe we have strong brands and competitive advantages with our style and design capabilities and customer relationships.

Our business is concentrated in areas of the soft floorcovering markets where innovative styling, design, color, quality and service, as well as limited distribution, are welcomed and rewarded.  Residentially, our Fabrica, Masland, and Dixie Home brands have a significant presence in the high-end residential soft floorcovering markets.  Commercially, our Masland Contract brand participates in the upper-end specified commercial marketplace. Dixie International sells all of our brands outside of the North American market. Our brands are well known, highly regarded and complementary; by being differentiated, we offer meaningful alternatives to the discriminating customer.

We are in one line of business, carpet manufacturing.

Our Brands

Fabrica markets and manufactures luxurious residential carpet and custom rugs at selling prices that we believe are approximately five times the average for the residential soft floorcovering industry.  Its primary customers are interior decorators and designers, selected retailers and furniture stores, luxury home builders and manufacturers of luxury motor coaches and yachts.  Fabrica is among the leading premium brands in the domestic marketplace and is known for styling innovation and unique colors and patterns.  Fabrica is viewed by the trade as the premier quality brand for very high-end carpet and enjoys an established reputation as a styling trendsetter and a market leader in providing both custom and designer products to the very high-end residential sector.

Masland Residential, founded in 1866, markets and manufactures design-driven specialty carpets and rugs for the high-end residential marketplace.  Its residential and commercial broadloom carpet products are marketed at selling prices that we believe are over three times the average for the residential soft floorcovering industry.  Its products are marketed through the interior design community, as well as to consumers through specialty floorcovering retailers.  Masland Residential has strong brand recognition within the upper-end residential market.  Masland Residential competes through innovative styling, color, product design, quality and service.

Dixie Home provides stylishly designed, differentiated products that offer affordable fashion to residential consumers.  Dixie Home markets an array of tufted broadloom residential and commercial carpet to selected retailers and home centers under the Dixie Home and private label brands.  Its objective is to make the Dixie Home brand the choice for styling, service and quality in the more moderately priced sector of the high-end broadloom residential carpet market.  Its products are marketed at selling prices which we believe average two times the soft floorcovering industry's average selling price.

Masland Contract, begun in 1993, markets and manufactures broadloom and modular carpet tile for the specified commercial marketplace.  Its commercial products are marketed to the architectural and specified design community and directly to commercial end users, as well as to consumers through specialty floorcovering retailers. Masland Contract has strong brand recognition within the upper-end contract market, and competes through innovative styling, color, patterns, quality and service.

Industry

The carpet and rug industry has two primary markets, residential and commercial, with the residential market making up the largest portion of the industry's sales.  A substantial portion of industry shipments is made in response to replacement demand. Residential products consist of broadloom carpets and rugs in a broad range of styles, colors and textures.  Commercial products consist primarily of broadloom carpet and modular carpet tile for a variety of institutional applications such as office buildings, restaurant chains, schools and other commercial establishments.  The carpet industry also manufactures carpet for the automotive, recreational vehicle, small boat and other industries.

The Carpet and Rug Institute ("CRI") is the national trade association representing carpet and rug manufacturers. Information compiled by CRI suggests that the domestic carpet and rug industry is comprised of fewer than 100 manufacturers, with a significant majority of the industry's production concentrated in a limited number of manufacturers focused on the lower end of the price curve.  We believe that this industry focus provides us with opportunities to capitalize on our competitive strengths in selected markets where innovative styling, design, product differentiation, focused service and limited distribution add value.

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

We believe the principal competitive factors in our primary soft floorcovering markets are styling, color, product design, quality and service.  In the high-end residential and high-end commercial markets, carpet competes with various other types of floorcoverings.  Nevertheless, we believe we have competitive advantages in several areas.  We have an attractive portfolio of brands that we believe are well known, highly regarded by customers and complementary; by being differentiated, we offer meaningful alternatives to the discriminating customer.  We believe our investment in new yarn and tufting technologies, such as Stainmaster's® TruSoft™ yarn and the ColorTron hollow needle tufting technology, strengthens our ability to offer product differentiation to our customers. In addition, we have established longstanding relationships with key suppliers in our industry and customers in most of our markets.  Finally, our reputation for innovative design excellence and our experienced management team enhance our competitive position.  See "Risk Factors" in Item 1A of this report.

Backlog

Sales order backlog is not material to an understanding of our business, due to relatively short lead times for order fulfillment in the markets for the vast majority of our products.

Trademarks

Our floorcovering businesses own a variety of trademarks under which our products are marketed.  Among such trademarks, the names "Fabrica", "Masland", "Dixie Home" and “Masland Contract” are of greatest importance to our business.  We believe that we have taken adequate steps to protect our interest in all significant trademarks.

Customer and Product Concentration

One customer, Lowe's, a mass merchant, accounted for approximately 12% of our sales in 2011. No other customer was more than 10 percent of our sales during this time period.  During 2011, sales to our top ten customers accounted for 20% percent of our sales and our top 20 customers accounted for 22% percent of our sales.  We do not make a material amount of sales in foreign countries.  We do not have any product that accounts for more than 10 percent of our sales. However, our sales may be classified by product end-uses, and such information for the past three years is summarized as follows:

	2011	2010	2009
Residential floorcovering products	69%	67%	65%
Commercial floorcovering products	28%	30%	32%
Carpet yarn processing and carpet dyeing and finishing services	3%	3%	3%

Seasonality

Our sales volumes historically have normally reached their highest levels in the second quarter (approximately 26% of our annual sales) and their lowest levels in the first quarter (approximately 23% of our annual sales), with the remaining sales being distributed relatively equally between the third and fourth quarters.  Working capital requirements have normally reached their highest levels in the second and third quarters of the year.

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

Employment Level

As of December 31, 2011, we employed 1,171 associates in our operations.

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

We have significant amounts of debt relative to our equity. If our cash flow or profitability are insufficient, the value of our assets securing our loans are insufficient or we are unable to access the debt or equity markets at competitive rates or in sufficient amounts, it could materially adversely affect our ability to generate sufficient funds to satisfy the terms of our senior loan agreements and other debt obligations.

We face intense competition in our industry, which could decrease demand for our products and could have a material adverse effect on our profitability.

The floorcovering industry is highly competitive.  We face competition from a number of domestic manufacturers and independent distributors of floorcovering products and, in certain product areas, foreign manufacturers.  There has been significant consolidation within the floorcovering industry that has caused a number of our existing and potential competitors to be significantly larger and have significantly greater resources and access to capital than we do. Maintaining our competitive position may require us to make substantial additional investments in our product development efforts, manufacturing facilities, distribution network and sales and marketing activities, which may be limited by our access to capital, as well as restrictions set forth in our credit facilities.  Competitive pressures may also result in decreased demand for our products and in the loss of market share.  In addition, we face, and will continue to face, pressure on sales prices of our products from competitors.  As a result of any of these factors, there could be a material adverse effect on our sales and profitability.

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

Nylon yarn is the principal raw material used in our floorcovering products.  A significant portion of such yarn is purchased from one supplier. We believe there are other sources of nylon yarns; however, an unanticipated termination or interruption of our supply arrangements could adversely affect our ability to supply our customers and could be material.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The following table lists our facilities according to location, type of operation and approximate total floor space as of March 2, 2012:

Location	Type of Operation	Approximate Square Feet
Administrative:
Dalton, GA*	Administrative	16,000
Saraland, AL	Administrative	29,000
Santa Ana, CA	Administrative	4,000
Chattanooga, TN*	Administrative	3,500
	Total Administrative	52,500

Manufacturing and Distribution:
Atmore, AL	Carpet Manufacturing, Distribution	610,000
Saraland, AL	Carpet Tile Manufacturing, Distribution	384,000
Saraland, AL*	Samples and Rug Manufacturing, Distribution	132,000
Roanoke, AL	Carpet Yarn Processing	204,000
Santa Ana, CA	Carpet and Rug Manufacturing, Distribution	200,000
Eton, GA	Carpet Manufacturing, Distribution	408,000
	Total Manufacturing and Distribution	1,938,000

* Leased properties	TOTAL	1,990,500

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

Item 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we or our subsidiaries are a party or of which any of our property is the subject.

Item 4.	MINE SAFETY DISCLOSURES

None.

Pursuant to instruction G of Form 10-K the following is included as an unnumbered item to PART I.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and offices held by the executive officers of the registrant as of March 2, 2012, are listed below along with their business experience during the past five years.

Name, Age and Position	Business Experience During Past Five Years

Daniel K. Frierson, 70 Chairman of the Board, and Chief Executive Officer, Director
Director since 1973, Chairman of the Board since 1987 and Chief Executive Officer since 1980. He serves on the Company's Executive Committee and is Chairman of the Company's Retirement Plans Committee.  He also serves as Director of Astec Industries, Inc. headquartered in Chattanooga, Tennessee; and Louisiana-Pacific Corporation headquartered in Nashville, TN.

D. Kennedy Frierson, Jr., 45 Vice President and Chief Operating Officer
Vice President and Chief Operating Officer since August 2009. Vice President and President Masland Residential from February 2006 to July 2009. President Masland Residential from December 2005 to January 2006. Executive Vice President and General Manager, Dixie Home, 2003 to 2005.  Business Unit Manager, Bretlin, 2002 to 2003.

Jon A. Faulkner, 51 Vice President and Chief Financial Officer
Vice President and Chief Financial Officer since October 2009.  Vice President of Planning and Development from February 2002 to September 2009. Executive Vice President of Sales and Marketing for Steward, Inc. from 1997 to 2002.

Paul B. Comiskey, 60 Vice President and President, Dixie Residential
Vice President and President of Dixie Residential since August 2009.  Vice President and President, Dixie Home from February 2007 to July 2009.  President, Dixie Home from December 2006 to January 2007.  Senior Vice President of Residential Sales, Mohawk Industries, Inc. from 1998 to 2006.  Executive Vice President of Sales and Marketing for World Carpets from 1996 to 1998.

Kenneth L. Dempsey, 53 Vice President and President, Masland Contract	Vice President and President, Masland Contract since February 2005. Vice President and President, Masland Carpets, 1997 to 2005. Vice President of Marketing, Masland, 1991 to 1996.

W. Derek Davis, 61 Vice President, Human Resources	Vice President of Human Resources since January 1991. Corporate Employee Relations Director, 1990 to 1991.

D. Eugene Lasater, 61 Controller	Controller since 1988.

Starr T. Klein, 69 Secretary	Secretary since November 1992. Assistant Secretary, 1987 to 1992.

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

Our Common Stock trades on the NASDAQ Global Market under the symbol DXYN.  No market exists for our Class B Common Stock.

As of March 2, 2012, the total number of holders of our Common Stock was approximately 1,750 including an estimated 1,250 shareholders who hold our Common Stock in nominee names, but excluding approximately 800 participants in our 401(k) plan who may direct the voting of the shares allocated to their accounts.  The total number of holders of our Class B Common Stock was 14.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of shares of our Common Stock during the three months ended December 31, 2011:

Fiscal Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
November 5, 2011	—	$—	—
December 3, 2011	—	—	—
December 31, 2011	1,298	2.89	1,298
Three Fiscal Months Ended December 31, 2011	1,298	$2.89	1,298	$4,674,717

(1)	On August 8, 2007, we announced a program to repurchase up to $10 million of our Common Stock.

Quarterly Financial Data, Dividends and Price Range of Common Stock

Following are quarterly financial data, dividends and price range of Common Stock for the four quarterly periods in the years ended December 31, 2011 and December 25, 2010.  Due to rounding, the totals of the quarterly information for each of the years reflected below may not necessarily equal the annual totals.  The discussion of restrictions on payment of dividends is included in Note F to the Consolidated Financial Statements included herein.

THE DIXIE GROUP, INC.
QUARTERLY FINANCIAL DATA, DIVIDENDS AND PRICE RANGE OF COMMON STOCK
(unaudited) (dollars in thousands, except per share data)
2011	1ST (1)	2ND (2)	3RD	4TH
Net sales	$65,954	$69,200	$69,607	$65,349
Gross profit	16,570	16,723	15,773	16,439
Operating income (loss)	1,668	2,300	1,178	520
Income (loss) from continuing operations	644	808	22	(203)
Loss from discontinued operations	(21)	(42)	(65)	(158)
Net income (loss)	623	766	(43)	(361)
Basic earnings (loss) per share:
Continuing operations	0.05	0.06	—	(0.02)
Discontinued operations	—	—	—	(0.01)
Net income (loss)	0.05	0.06	—	(0.03)
Diluted earnings (loss) per share:
Continuing operations	0.05	0.06	—	(0.02)
Discontinued operations	—	—	—	(0.01)
Net income (loss)	0.05	0.06	—	(0.03)

Common Stock Prices:
High	5.00	4.80	4.47	3.51
Low	3.20	4.14	3.01	2.76

2010 (3)	1ST	2ND	3RD	4TH
Net sales	$50,454	$59,058	$56,676	$65,134
Gross profit	12,353	15,237	12,579	16,482
Operating income (loss)	(2,286)	59	(1,937)	1,594
Income (loss) from continuing operations	(2,459)	(684)	(1,869)	638
Loss from discontinued operations	(70)	(60)	(28)	(122)
Net income (loss)	(2,529)	(744)	(1,897)	516
Basic earnings (loss) per share:
Continuing operations	(0.20)	(0.05)	(0.15)	0.05
Discontinued operations	—	(0.01)	—	(0.01)
Net income (loss)	(0.20)	(0.06)	(0.15)	0.04
Diluted earnings (loss) per share:
Continuing operations	(0.20)	(0.05)	(0.15)	0.05
Discontinued operations	—	(0.01)	—	(0.01)
Net income (loss)	(0.20)	(0.06)	(0.15)	0.04

Common Stock Prices:
High	4.59	5.20	4.19	3.95
Low	2.21	3.51	2.99	2.80

(1)	Q1 of 2011 contains 14 weeks, all other quarters presented in 2011 and 2010 contain 13 weeks.

(2)	Includes facility consolidation and severance credits of $563, or $356 net of tax, in Q2.

(3)	Includes facility consolidation and severance costs of $211, or $143 net of tax, in Q1, $122, or $83 net of tax, in Q2, $304, or $204 net of tax, in Q3 and $918, or $577 net of tax, in Q4.

Item 6.	SELECTED FINANCIAL DATA

The Dixie Group, Inc.
Historical Summary
(dollars in thousands, except per share data)

FISCAL YEARS	2011 (1)	2010 (2)	2009 (3)	2008 (4)	2007 (5)
OPERATIONS
Net sales	$270,110	$231,322	$203,480	$282,710	$320,795
Gross profit	65,506	56,651	52,106	78,088	97,217
Operating income (loss)	5,668	(2,570)	(45,389)	(28,460)	16,707
Income (loss) from continuing operations before taxes	1,956	(6,977)	(50,729)	(34,099)	10,453
Income tax provision (benefit)	684	(2,604)	(8,870)	(2,931)	3,686
Income (loss) from continuing operations	1,272	(4,373)	(41,859)	(31,168)	6,767
Depreciation and amortization	9,649	11,575	13,504	13,752	12,941
Dividends	—	—	—	—	—
Capital expenditures	6,740	1,771	2,436	9,469	16,659
FINANCIAL POSITION
Total assets (6)	$182,943	$180,929	$181,944	$255,525	$293,078
Working capital	66,417	56,496	52,616	77,484	75,337
Long-term debt	65,357	58,070	59,349	85,017	79,828
Stockholders' equity	64,385	62,430	66,349	106,573	141,177
PER SHARE
Income (loss) from continuing operations:
Basic	$0.10	$(0.35)	$(3.39)	$(2.50)	$0.52
Diluted	0.10	(0.35)	(3.39)	(2.50)	0.51
Dividends:
Common Stock	—	—	—	—	—
Class B Common Stock	—	—	—	—	—
Book value	4.99	4.86	5.20	8.45	10.90
GENERAL
Weighted-average common shares outstanding:
Basic	12,585,396	12,524,358	12,330,648	12,448,704	13,041,679
Diluted	12,623,054	12,524,358	12,330,648	12,448,704	13,214,898
Number of shareholders (7)	1,750	1,750	1,860	2,850	3,300
Number of associates	1,171	1,150	1,050	1,250	1,500

(1)	Includes income of $563, or $356 net of tax, for facility consolidation and severance in 2011.

(2)	Includes expenses of $1,556, or $1,008 net of tax, for facility consolidation and severance costs in 2010.

(3)	Includes expenses of $36,956, or $32,055 net of tax, for the impairment of goodwill and long-lived assets and facility consolidation and severance costs in 2009.

(4)	Includes expenses of $29,916, or $27,685 net of tax, for the impairment of goodwill and long-lived assets and facility consolidation and severance costs in 2008.

(5)	Includes expenses of $1,518, or $1,023 net of tax, to merge a defined benefit pension plan into a multi-employer pension plan in 2007.

(6)	Total assets for years 2007 - 2010 have been reclassified to conform to the 2011 presentation. (See Note A in the Consolidated Financial Statements)

(7)
The approximate number of record holders of our Common Stock for 2007 through 2011 includes Management's estimate of shareholders who held our Common Stock in nominee names as follows:  2007 - 2,800 shareholders; 2008 - 2,350 shareholders; 2009 - 1,300 shareholders; 2010 - 1,250 shareholders; 2011 - 1,250 shareholders.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

OVERVIEW

We returned to profitability in 2011 for the first time since the severe downturn of 2008-2009. Our industry experienced a decline of unprecedented magnitude and is still struggling to return to more normal times. We are fortunate that the luxury segment of the market, which we serve, appears to be performing better than the market in general. Since the 2009 trough, the industry has grown less than 5% while we have experienced 33% growth in carpet sales. In 2011, we had sales growth in all of our brands which, we believe, further indicates that the upper-end business is in the process of recovering from the historic downturn. Our carpet sales increased approximately 15% (See Reconciliation of Net Sales to Net Sales as Adjusted below) and 14% respectively in the 2011 and 2010 compared to prior-year periods.

Although we continue to anticipate a slow recovery in the United States housing sector and new commercial construction, we believe our business is driven more by resale and remodeling of existing homes and commercial facilities. While our business was more deeply affected by the downturn as it reached the higher end markets where our business is concentrated, we believe our position in the upper end of the markets has permitted us to benefit from improved conditions and grow our sales at a rate that exceeds the rate of growth of the carpet industry. The positive acceptance of a number of our higher-end products and the organizational realignment and cost reduction initiatives we implemented have resulted in more positive operational performance.

DEBT REFINANCING

On September 14, 2011, we entered into a new five-year, secured revolving credit facility (the "senior credit facility"). The senior credit facility provides increased borrowing availability, greater borrowing flexibility and more favorable rates compared with our predecessor senior borrowing arrangement. Additionally, we terminated an existing mortgage loan and entered into a new five-year mortgage loan (the "mortgage loan agreement"). The refinancing of our senior credit facility and the mortgage loan provided borrowing capacity to facilitate the exercise of our option to redeem all of the outstanding convertible subordinated debentures pursuant to the provisions of the Indenture dated May 15, 1987. The debentures were originally set to mature on May 15, 2012. The details related to our refinancing are more fully discussed in the “Liquidity and Capital Resources” section below.
FACILITY CONSOLIDATIONS AND COST REDUCTION PLANS

During the fourth quarter of 2008, in response to the difficult economic conditions, we began consolidating certain manufacturing facilities and operations and made organizational and other changes designed to reduce staff and expenses throughout the Company. All substantive actions associated with this plan were complete by the end of 2009 with the exception of ongoing contractual obligations related to a leased facility in California that was part of this initiative. In May of 2011, the landlord sold the facility to a third party at which time we paid $700 thousand to fulfill our obligations under the lease that was set to expire in December 2012. Upon settlement of our obligations under the lease, we recorded a gain of $563 thousand reflecting a reduction in our previously accrued estimated net obligations.

Including the $563 thousand lease termination gain recognized in the second quarter of 2011, expenses incurred for the consolidation and organizational changes associated with the 2008 facilities consolidation and cost reduction plan were $6.0 million since inception in the third quarter of 2008. Cost recognized included $3.2 million of costs to consolidate facilities, $1.1 million of severance and employee relocation expenses and $1.7 million of costs associated with the exit of our leased facility in Santa Ana, California. These exit costs exclude certain long-lived asset impairment charges related to the realignment and are discussed separately below.

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

LONG-LIVED ASSET IMPAIRMENTS

Long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be fully recoverable. During 2009, we recorded a non-cash, pre-tax charge of $1.5 million for long-lived asset impairments primarily related to leasehold improvement assets in the California leased facility that, subsequent to the exit of the leased facility, no longer provided future economic benefit to us, other manufacturing related assets that were no longer used as a result of the California facilities consolidation and additional computer software taken out of service in the systems consolidation process.

GOODWILL IMPAIRMENT

Under our policy, goodwill was tested for impairment annually in the fourth quarter of each year or more frequently if events or circumstances indicated that the carrying value of goodwill associated with a reporting unit may not be fully recoverable (See Note C of our Consolidated Financial Statements related to our goodwill assessment process).

Because economic conditions in the carpet industry deteriorated significantly in the first quarter of 2009, we performed impairment testing of the remaining goodwill associated with our Fabrica reporting unit. The measurement resulted in the impairment of the remaining goodwill associated with the acquisition of Fabrica International, Inc. in 2000; accordingly, we recorded a non-cash goodwill impairment loss of $31.4 million in the first quarter of 2009. There is no goodwill remaining subsequent to that date.

RESULTS OF OPERATIONS

Our discussion and analysis of financial condition and results of operations is based on our Consolidated Financial Statements that were prepared in accordance with U. S. generally accepted accounting principles.

Our second through fourth quarters of 2011 and each quarter in 2010 contained 13 operating weeks. Our first quarter of 2011 contained 14 operating weeks; therefore, 2011 contained 53 operating weeks compared with 52 operating weeks in 2010. Discussions below related to percentage changes in net sales for the annual periods have been adjusted to reflect the comparable number of weeks in the first quarter reporting period and are qualified with the term “net sales as adjusted”. We believe "net sales as adjusted" will assist our financial statement users in understanding the rate of growth in our business in the comparative periods. (See reconciliation of net sales to net sales as adjusted in the table below.)

Reconciliation of Net Sales to Net Sales as Adjusted

	Fiscal Year Ended
	December 31, 2011	December 25, 2010	Percent Increase
Net sales as reported	$270,110	$231,322	16.8%
Adjustment to net sales:
Impact of shipping weeks	(4,711)	—
Net sales as adjusted	$265,399	$231,322	14.7%

The following table sets forth certain elements of our continuing operations as a percentage of net sales for the periods indicated:

	Fiscal Year Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	75.7%	75.5%	74.4%
Gross profit	24.3%	24.5%	25.6%
Selling and administrative expenses	22.5%	24.8%	29.7%
Other operating (income) expense, net	(0.1)%	0.1%	0.1%
Facility consolidation and severance expense, net	(0.2)%	0.7%	2.0%
Impairment of assets	—%	—%	0.7%
Impairment of goodwill	—%	—%	15.4%
Operating income (loss)	2.1%	(1.1)%	(22.3)%

Fiscal Year Ended December 31, 2011 Compared with Fiscal Year Ended December 25, 2010

Net Sales. Net sales for the year ended December 31, 2011 were $270.1 million compared with $231.3 million in the year-earlier period, an increase of 16.8%, or 14.7% on a "net sales as adjusted" basis. The carpet industry reported a percentage increase in the low single digits in net sales in 2011. Our 2011 year-over-year carpet sales comparison reflected a 16.9% increase in net sales, or 14.9% on a "net sales as adjusted" basis. Sales of residential carpet are up 18.4%, or 16.5% on a "net sales as adjusted" basis and sales of commercial carpet are up 13.2%, or 11.2% on a "net sales as adjusted" basis. Revenue from carpet yarn processing and carpet dyeing and finishing services increased $768 thousand in 2011, compared with 2010.
Cost of Sales. Cost of sales, as a percentage of net sales, was basically unchanged; an increase of 0.2 percentage points in 2011 compared with 2010. This was principally attributable to an increase in several lower margin, higher volume sales initiatives in both our residential and commercial markets that resulted in improved fixed cost absorption and other manufacturing efficiencies.
Gross Profit. Gross profit increased $8.9 million in 2011 compared with 2010 due primarily to the incremental contribution from the higher sales volume.
Selling and Administrative Expenses. Selling and administrative expenses reflected a reduction of 2.3 percentage points as a percentage of sales in 2011 compared with 2010. The incremental improvement in the percentage comparison in these expenses was primarily a result of the cost reduction initiatives, organizational realignment, lower variable selling expenses associated with certain sales and greater absorption of the fixed component of these expenses as a result of the increased sales volume.
Other Operating (Income) Expense, Net. Net other operating was income of $266 thousand in 2011 compared with net other operating expense of $303 thousand in 2010. The change was due primarily to a settlement gain of $492 recognized in 2011 related to a company-owned insurance policy.
Facility Consolidation and Severance (Benefit) Expense, Impairment of Assets and Goodwill. Facility consolidation and severance expenses reflected a cost reduction of $563 thousand in 2011 compared with expense of $1.6 million in 2010. The gain in 2011 was a result of the favorable settlement of a lease obligation in 2011 compared with the amount previously reserved under our restructuring plan.
Operating Income (Loss). Operating income was $5.7 million in 2011 compared with an operating loss of $2.6 million in 2010, an improvement of $8.2 million. Excluding the facility consolidation and severance effects in 2011 and 2010, operating income improved $6.1 million in 2011 compared with 2010.
Interest Expense. Interest expense decreased $654 thousand in 2011 principally due to lower interest rates in 2011 compared with 2010.
Other (Income) Expense, Net. Other income was $75 thousand in 2011 compared with other expense of $283 in 2011, an improvement of $358 thousand. The change was primarily the result of a loss recognized on the termination of an interest rate swap agreement in 2010.
Refinancing Expenses. Expenses of $317 thousand were recorded in the third quarter of 2011 related to refinancing our senior credit and term loan facility and included the costs associated with the extinguishment or modification of existing debt and the addition of new debt arrangements.
Income Tax Provision (Benefit). Our effective income tax provision rate was 35.0% in 2011, compared with an effective income tax benefit rate of 37.3% in 2010. Effective tax rates did not vary from statutory rates significantly in either period.
Net Income (Loss). Continuing operations reflected income of $1.3 million, or $0.10 per diluted share in 2011, compared with a loss from continuing operations of $4.4 million, or $0.35 per diluted share in 2010. Our discontinued operations reflected a loss of $286 thousand, or $0.02 per diluted share in 2011, compared with a loss of $281 thousand, or $0.02 per diluted share in 2010. Including discontinued operations, net income was $986 thousand, or $0.08 per diluted share, in 2011, compared with a net loss of $4.7 million, or $0.37 per diluted share, in 2010.

Fiscal Year Ended December 25, 2010 Compared with Fiscal Year Ended December 26, 2009

Net Sales. Net sales for the year ended December 25, 2010 were $231.3 million, an increase of 13.7% from $203.5 million in the year-earlier period. The carpet industry reported an increase of just under 1.0% in net sales in 2010, with commercial carpet sales up 1.7% and residential carpet sales flat compared with the prior year. Our 2010 year-over-year carpet sales comparison reflected a 13.8% increase in total net carpet sales, with sales of residential carpet up 18.3% and sales of commercial carpet up 3.7%. Revenue from carpet yarn processing and carpet dyeing and finishing services increased $580 thousand in 2010 compared with 2009.

Cost of Sales. Cost of sales increased, as a percentage of net sales, 1.1 percentage points in 2010 compared with 2009. This increase was principally attributable to an increase in staffing levels at our production facility in Atmore, Alabama to align production capabilities with increasing demand and a more diverse product mix. Additionally, our product mix in 2010 compared with 2009 included a higher mix of lower margin product offerings in both our residential and commercial markets.
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
Other Operating (Income) Expense, Net. Other operating expense increased $189 thousand compared with the prior year primarily as a result of a gain from an insurance settlement that occurred in 2009.
Facility Consolidation and Severance Expense, Impairment of Assets and Goodwill. Facility consolidation and severance expenses were $1.6 million in 2010 compared with $4.1 million for these expenses in 2009. Additionally during 2009, we recorded $32.9 million of non-cash expenses related to impairments of assets and goodwill.  The decrease in 2010 compared with 2009 was principally a result of the goodwill write-off and asset impairments that occurred during 2009.
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
Other (Income) Expense, Net. Other (income) expense, net was an expense of $283 thousand in 2010 and income of $181 thousand in 2009. The changes were principally the result of an expense in 2010 associated with the termination of an interest rate swap agreement and gains from the sale of available-for-sale securities in 2009.
Income Tax Benefit. Our effective income tax benefit rate was 37.3% in 2010 compared with an effective income tax benefit rate of 17.5% in 2009. The difference in the effective tax benefit rate in 2009 compared with statutory rates is primarily a result of the write-off of non-taxable goodwill in 2009.
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
LIQUIDITY AND CAPITAL RESOURCES

We believe our operating cash flows, credit availability under our senior loan and security agreement and other sources of financing are adequate to finance our normal foreseeable liquidity requirements. We will continue to aggressively pursue inventory management, maintain tight cost controls and limit capital expenditures. However, deterioration in our markets or significant additional cash expenditures above our normal liquidity requirements could require supplemental financing or other funding sources. There can be no assurance that such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us.

Cash Sources and Uses. During the year ended December 31, 2011, cash generated from operating activities were $5.1 million and was supplemented by an increase in the senior indebtedness of $12.6 million and $366 thousand from an increase in outstanding checks in excess of cash utilized. These funds were used to finance our operations, fund the early redemption of $9.7 million of convertible subordinated debentures, purchase $6.7 million of property, plant and equipment, fund $1.4 million of debt issuance costs and acquire treasury stock for $131 thousand. Working capital increased $9.9 million in 2011 principally as a result of an increase of $5.6 million in inventories to support higher levels of business activity and $4.4 million to reduce the current portion of long-term debt. Trade receivables decreased $1.5 million in 2011 primarily as a result of customer mix.
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

During the year ended December 26, 2009, cash generated from operating activities was $26.5 million. These funds were supplemented by $2.2 million of proceeds from the sale of property, plant and equipment and available-for-sale securities. These funds were used to support our operations, purchase $2.4 million of property, plant and equipment, retire $26.1 million of debt and capitalized leases and reduce outstanding checks in excess of cash by $230 thousand. Working capital decreased $24.8 million in 2009 principally due to a reduction of $20.0 million in inventories to match the lower business activity levels we were experiencing. Receivables decreased $6.8 million, including a reduction of $5.3 million in trade receivables due to lower levels of sales, a reduction of $3.4 million in other miscellaneous receivables and an increase of $1.7 million in income taxes receivable primarily from tax loss carrybacks. Accounts payable and accrued expenses decreased $2.2 million in 2009 compared with 2008 as a result of the lower business levels and associate related benefit cost.
Capital expenditures were $6.7 million in 2011, $1.8 million in 2010 and $2.4 million in 2009, while depreciation and amortization were $9.6 million in 2011, $11.6 million in 2010 and $13.5 million in 2009. A significant portion of capital expenditures in 2011 were directed toward new and more efficient manufacturing capabilities and, to a lesser extent, computer software enhancements. Capital expenditures in 2010 and 2009 primarily related to facilities and existing equipment. We expect capital expenditures to be approximately $6.0 million in 2012, while depreciation and amortization is expected to be approximately $9.6 million. Capital expenditures in 2012 are planned to be primarily directed toward existing machinery and facilities.
Senior Indebtedness. On September 14, 2011, we terminated our amended and restated senior loan and security agreement (the "terminated facility"). The terminated facility provided $65.0 million of revolving credit and a term loan with a principal balance of $10.2 million.  The terminated facility was originally set to mature on May 11, 2013.
On September 14, 2011, we entered into a new five-year, secured revolving credit facility (the "senior credit facility"). The senior credit facility provides for a maximum of $90.0 million of revolving credit, subject to borrowing base availability, including limited amounts of credit in the form of letters of credit and swingline loans. The borrowing base is equal to specified percentages of our eligible accounts receivable, inventories and fixed assets less reserves established, from time to time, by the administrative agent under the senior credit facility.
At our election, revolving loans under the senior credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2 or 3 month periods, as we may select, plus an applicable margin of either 2.00% or 2.25%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate, plus an applicable margin of either 1.00% or 1.50%. The applicable margin is determined based on availability under the senior credit facility with margins increasing as availability decreases. The weighted-average interest rate on borrowings outstanding under this agreement was 3.76% at December 31, 2011 and was 4.00% at December 25, 2010 under the terminated facility. We also pay an unused line fee on the average amount by which the aggregate commitments exceed utilization of the senior credit facility equal to 0.375% per annum.
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
We can use the proceeds of the senior credit facility for general corporate purposes, including financing acquisitions and refinancing other indebtedness. As of December 31, 2011, the unused borrowing availability under the senior credit facility was $25.7 million, including a reduction of $3.3 million for stand-by letters of credit.
Convertible Subordinated Debentures. On October 5, 2011, we optionally redeemed all of the outstanding 7.00% convertible subordinated debentures pursuant to the provisions of the Indenture dated May 15, 1987. The debentures were originally set to mature on May 15, 2012. The redemption price of $9.9 million represented 100% of the principal amount of the debentures plus accrued and unpaid interest. The principal balance at October 5, 2011 was $9.7 million. The debentures were convertible by their holders into shares of the Company's Common Stock at effective conversion price of $32.20 per share. No holders exercised their right to convert their debentures into shares of our Common Stock.
Mortgage Note Payable. On September 13, 2011, we terminated our existing $5.5 million mortgage loan which would have matured on March 1, 2013 and entered into a new five-year $11.1 million mortgage loan (the "mortgage loan"). The mortgage loan is secured by our Susan Street facility and liens second to the senior credit facility. The mortgage loan is scheduled to mature on September 13, 2016. The mortgage loan bears interest at a variable rate equal to one month LIBOR plus 3.00% and is payable in equal monthly installments of principal of $61 thousand, plus interest calculated on the declining balance of the mortgage loan, with a final payment of $7.4 million due on maturity.
Deferred Financing Costs and Refinancing Expenses. As a result of the refinancing, we paid $1.4 million in financing costs that will be amortized over the term of the senior credit facility and the mortgage loan. In addition, we recognized $317 thousand of refinancing expenses of which $92 thousand related to the write-off of previously deferred financing costs and $225 thousand related to fees paid to 3rd parties in connection with the new senior credit facility and mortgage loan.

Equipment Notes Payable. Our equipment financing notes have terms ranging from four to seven years, are secured by the specific equipment financed, bear interest ranging from 2.0% to 7.72% and are due in monthly installments of principal and interest ranging from $2 thousand to $38 thousand through August 2016.  The notes do not contain financial covenants.
Capital Lease Obligations. Our capitalized lease obligations have terms ranging from four to seven years, are secured by the specific equipment leased, bear interest ranging from 7.04% to 7.72% and are due in monthly installments of principal and interest ranging from $4 thousand to $8 thousand through December 2015.

Interest Payments. Interest payments for continuing operations were $3.3 million in 2011, $4.0 million in 2010, and $5.4 million in 2009.
Stock-Based Awards. We recognize compensation expense related to share-based stock awards based on the fair value of the equity instrument over the period of vesting for the individual stock awards that were granted. At December 31, 2011, the total unrecognized compensation expense related to non-vested restricted stock awards was $885 thousand with a weighted-average vesting period of 5.1 years and unrecognized compensation expense related to unvested stock options was $71 thousand with a weighted-average vesting period of 2.8 years.
Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements at December 31, 2011 or December 25, 2010.
Income Tax Considerations. During the third quarter of 2011, we agreed upon a settlement of approximately $1.3 million associated with an Internal Revenue Service audit for the tax years of 2004 through 2009. The settlement is related to temporary differences between the carrying amounts of assets for financial reporting purposes and the tax basis of those assets; accordingly the settlement resulted in an increase in deferred taxes and had no significant impact on tax expense. We expect to pay the settlement in the first quarter of 2012. Excluding the settlement payment, we anticipate cash outlays for income taxes to differ from our provision for income taxes during the next three fiscal years. We anticipate our cash outlay to be below our tax provision in 2012 and to exceed our tax provision in 2013 and 2014. The differences in each of the three years are associated with timing differences between the book basis and tax basis of long-lived, depreciable assets. Such differences could be in the range of $2.0 million in each of the periods, although there are many factors that could alter the actual experience. At December 31, 2011, we are in a net deferred tax asset position of $1.1 million. We performed an analysis, including an evaluation of certain tax planning strategies available to us, related to the net deferred tax asset and believe that the net tax asset is recoverable in future periods, including a $901 thousand federal income tax credit carry-forward and federal net operating loss carry-forward. During 2011, we increased our tax valuation reserve related to future benefits for state net operating loss carry-forwards by $453 thousand because the underlying tax assets increased.
Discontinued Operations - Environmental Contingencies. We have reserves for environmental obligations established at five previously owned sites that were associated with our discontinued textile businesses. Each site has a Corrective Action Plan (“CAP”) with the applicable authoritative state regulatory body responsible for oversight for environmental compliance. The CAP for four of these sites involves natural attenuation (degradation of the contaminants through naturally occurring events) over periods estimated at 10 to 20 years and the CAP on the remaining site involves a pump and treat remediation process, estimated to occur over a period of 20 to 30 years. Additionally, we have a reserve for an environmental liability on the property of a facility and related business that was sold in 2004. The CAP has a specified remediation term estimated to be 6 years subsequent to 2011. The total costs for remediation for all of these sites was $126 thousand, $99 thousand for normal ongoing remediation costs and $27 thousand for remediation specific to a special initiative in 2011. We expect normal remediation costs to approximate $100 thousand annually. We have a reserve of $1.7 million for environmental liabilities at these sites as of December 31, 2011.
Certain Related Party Transactions. During the fiscal year ended December 31, 2011, we purchased a portion of our requirements for polyester fiber from Engineered Floors, an entity controlled by Robert E. Shaw. Mr. Shaw reported holding approximately 11% of our Common Stock, which as of year-end represented approximately 4.75% of the total vote of all classes of our Common Stock. Engineered Floors is one of our suppliers of fiber, but is our principal supplier of polyester fiber. Our total purchases from Engineered Floors for 2011 were approximately $7 million; or approximately 8% of all the Company's comparable purchases in 2011. Our purchases from Engineered Floors are based on market value, negotiated prices. We have no contractual arrangements or commitments with Mr. Shaw associated with our business relationship with Engineered Floors. Transactions with Engineered Floors were reviewed and approved by our board as arms length and on terms no less favorable to the Company than similar purchases form other fiber suppliers.

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

•
Revenue recognition. Revenues, including shipping and handling amounts, are recognized when the following criteria are met:  there is persuasive evidence that a sales agreement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collection is reasonably assured. Delivery is considered to have occurred when the customer takes title to products, which is generally on the date of shipment. At the time revenue is recognized, we record a provision for the estimated amount of future returns based primarily on historical experience and any known trends or conditions.

•
Accounts receivable allowances. We provide allowances for expected cash discounts and doubtful accounts based upon historical experience and periodic evaluations of the financial condition of our customers. If the financial conditions of our customers were to significantly deteriorate, or other factors impair their ability to pay their debts, credit losses could differ from allowances recorded in our Consolidated Financial Statements.

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

•
Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out method (LIFO), which generally matches current costs of inventory sold with current revenues, for substantially all inventories. Reserves are also established to adjust inventories that are off-quality, aged or obsolete to their estimated net realizable value. Additionally, rates of recoverability per unit of off-quality, aged or obsolete inventory are estimated based on historical rates of recoverability and other known conditions or circumstances that may affect future recoverability. Actual results could differ from assumptions used to value our inventory.

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

•
Loss contingencies. We routinely assess our exposure related to legal matters, environmental matters, product liabilities or any other claims against our assets that may arise in the normal course of business. If we determine that it is probable a loss has been incurred, the amount of the loss, or an amount within the range of loss, that can be reasonably estimated will be recorded.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands)

Our earnings, cash flows and financial position are exposed to market risks relating to interest rates, among other factors.  It is our policy to minimize our exposure to adverse changes in interest rates and manage interest rate risks inherent in funding our Company with debt.  We address this financial exposure through a risk management program that includes maintaining a mix of fixed and floating rate debt and the use of interest rate swap agreements (See Note G to the Consolidated Financial Statements).

At December 31, 2011, $23,255, or approximately 34% of our total debt, was subject to floating interest rates.  A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $35.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary financial information required by ITEM 302 of Regulation S-K is included in PART II, ITEM 5 of this report and the Financial Statements are included in a separate section of this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the commission's rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2011, the date of the financial statements included in this Form 10-K (the “Evaluation Date”).  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

(b) Changes in Internal Control over Financial Reporting.  During the last fiscal quarter, there have not been any changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
We conducted, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting based on the frame work in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under such framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled "Information about Nominees for Director" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 1, 2012 is incorporated herein by reference.  Information regarding the executive officers of the registrant is presented in PART I of this report.

We adopted a Code of Business Conduct and Ethics (the "Code of Ethics") which applies to our principal executive officer, principal financial officer and principal accounting officer or controller, and any persons performing similar functions.  A copy of the Code of Ethics is incorporated by reference herein as Exhibit 14 to this report.

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

Audit Committee

We have a standing audit committee.  At December 31, 2011, members of our audit committee are John W. Murrey, III, Chairman, J. Don Brock, Walter W. Hubbard and Lowry F. Kline.

Item 11.	EXECUTIVE COMPENSATION

The sections entitled "Compensation Discussion and Analysis", "Executive Compensation Information" and "Director Compensation" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 1, 2012 are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled "Principal Shareholders", as well as the beneficial ownership table (and accompanying notes) in the Proxy Statement of the registrant for the annual meeting of shareholders to be May 1, 2012 is incorporated herein by reference.

Equity Compensation Plan Information as of December 31, 2011

The following table sets forth information as to our equity compensation plans as of the end of the 2011 fiscal year:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of the outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans approved by security holders	871,100	(1)	$10.48	(2)	547,072

(1)	Does not include 306,529 shares issued but unvested Common Stock pursuant to restricted stock grants under our 2006 Stock Awards Plan, with a weighted-average grant date value of $8.00 per share.

(2)
Includes the aggregate weighted-average of (i) the exercise price per share for outstanding options to purchase 647,728 shares of Common Stock under our 2000 Stock Incentive Plan and 139,000 shares of Common Stock under our 2006 Stock Awards Plan and (ii) the price per share of the Common Stock on the grant date for each of 84,372 Performance Units issued under the Directors' Stock Plan (each unit equivalent to one share of Common Stock).

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section entitled "Certain Transactions Between the Company and Directors and Officers" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 1, 2012 is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled "Audit Fees Discussion" in the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held May 1, 2012 is incorporated herein by reference.

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

Date: March 22, 2012	The Dixie Group, Inc.

/s/ DANIEL K. FRIERSON
By: Daniel K. Frierson
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DANIEL K. FRIERSON	Chairman of the Board, Director and Chief Executive Officer
Daniel K. Frierson

/s/ JON A. FAULKNER	Vice President, Chief Financial Officer
Jon A. Faulkner

/s/ D. EUGENE LASATER	Controller
D. Eugene Lasater

/s/ J. DON BROCK	Director
J. Don Brock

/s/ PAUL K. FRIERSON	Director
Paul K. Frierson

/s/ WALTER W. HUBBARD	Director
Walter W. Hubbard

/s/ LOWRY F. KLINE	Director
Lowry F. Kline

/s/ JOHN W. MURREY, III	Director
John W. Murrey, III

ANNUAL REPORT ON FORM 10-K

ITEM 8 AND ITEM 15(a)(1)

LIST OF FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2011

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

LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of The Dixie Group, Inc. and subsidiaries are included in Item 8 and Item 15(a)(1):

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Dixie Group, Inc.

We have audited the accompanying consolidated balance sheets of The Dixie Group, Inc. as of December 31, 2011 and December 25, 2010, and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Dixie Group, Inc. at December 31, 2011 and December 25, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Atlanta, Georgia
March 22, 2012

THE DIXIE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31, 2011	December 25, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$298	$244
Receivables, net	29,173	31,377
Inventories	63,939	58,289
Deferred income taxes	5,860	5,527
Other current assets	1,729	1,416
TOTAL CURRENT ASSETS	100,999	96,853
PROPERTY, PLANT AND EQUIPMENT
Land and improvements	6,395	6,088
Buildings and improvements	46,984	47,244
Machinery and equipment	130,437	124,687
	183,816	178,019
Less accumulated depreciation and amortization	(116,275)	(107,773)
NET PROPERTY, PLANT AND EQUIPMENT	67,541	70,246
OTHER ASSETS	14,403	13,830
TOTAL ASSETS	$182,943	$180,929

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$14,668	$14,766
Accrued expenses	17,185	18,446
Current portion of long-term debt	2,729	7,145
TOTAL CURRENT LIABILITIES	34,582	40,357
LONG-TERM DEBT
Senior indebtedness	52,806	40,321
Convertible subordinated debentures	—	9,662
Mortgage note payable	10,141	5,430
Equipment notes payable	2,061	2,125
Capital lease obligations	349	532
TOTAL LONG-TERM DEBT	65,357	58,070
DEFERRED INCOME TAXES	4,804	4,759
OTHER LONG-TERM LIABILITIES	13,815	15,313
COMMITMENTS AND CONTINGENCIES (Note M)	—	—
STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued - 15,998,937 shares for 2011 and 15,922,480 shares for 2010	47,997	47,767
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued - 882,644 shares for 2011 and 867,761 shares for 2010	2,648	2,604
Additional paid-in capital	138,118	137,235
Accumulated deficit	(65,764)	(66,750)
Accumulated other comprehensive loss	(88)	(31)
	122,911	120,825
Less Common Stock in treasury at cost - 3,976,396 shares for 2011 and 3,947,327 shares for 2010	(58,526)	(58,395)
TOTAL STOCKHOLDERS' EQUITY	64,385	62,430
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$182,943	$180,929

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Year Ended
	December 31, 2011	December 25, 2010	December 26, 2009
NET SALES	$270,110	$231,322	$203,480
Cost of sales	204,604	174,671	151,374

GROSS PROFIT	65,506	56,651	52,106
Selling and administrative expenses	60,667	57,362	60,425
Other operating (income) expense, net	(266)	303	114
Facility consolidation and severance (benefit) expense, net	(563)	1,556	4,091
Impairment of assets	—	—	1,459
Impairment of goodwill	—	—	31,406

OPERATING INCOME (LOSS)	5,668	(2,570)	(45,389)
Interest expense	3,470	4,124	5,521
Other (income) expense, net	(75)	283	(181)
Refinancing expenses	317	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	1,956	(6,977)	(50,729)
Income tax provision (benefit)	684	(2,604)	(8,870)

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,272	(4,373)	(41,859)
Loss from discontinued operations, net of tax	(286)	(281)	(382)
NET INCOME (LOSS)	$986	$(4,654)	$(42,241)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.10	$(0.35)	$(3.39)
Discontinued operations	(0.02)	(0.02)	(0.03)
Net income (loss)	$0.08	$(0.37)	$(3.42)

BASIC SHARES OUTSTANDING	12,585	12,524	12,331

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.10	$(0.35)	$(3.39)
Discontinued operations	(0.02)	(0.02)	(0.03)
Net income (loss)	$0.08	$(0.37)	$(3.42)

DILUTED SHARES OUTSTANDING	12,623	12,524	12,331

DIVIDENDS PER SHARE:
Common Stock	$—	$—	$—
Class B Common Stock	—	—	—

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	Year Ended
	December 31, 2011	December 25, 2010	December 26, 2009
NET INCOME (LOSS)	$986	$(4,654)	$(42,241)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized loss on interest rate swaps	(412)	(484)	(214)
Reclassification of loss into earnings from interest rate swaps	268	560	983
Amortization of unrealized loss on dedesignated interest rate swaps	93	—	—
Unrealized gain on available-for-sale securities	—	—	36
Reclassification of gain into earnings from available-for-sale securities	—	—	(181)
Unrecognized net actuarial gain on postretirement benefit plans	67	2	1
Reclassification of net actuarial gain into earnings from postretirement benefit plans	(18)	(59)	(57)
Reclassification of prior service credits into earnings from postretirement plans	(55)	(54)	(55)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(57)	(35)	513

COMPREHENSIVE INCOME (LOSS)	$929	$(4,689)	$(41,728)

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended
	December 31, 2011	December 25, 2010	December 26, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$1,272	$(4,373)	$(41,859)
Loss from discontinued operations	(286)	(281)	(382)
Net income (loss)	986	(4,654)	(42,241)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,649	11,575	13,504
Change in deferred income taxes	(254)	(3,307)	(2,051)
Net loss on property, plant and equipment disposals	37	22	72
Impairment of assets	—	—	1,459
Impairment of goodwill	—	—	31,406
Write-off of deferred financing costs	92	—	133
Gain on sale of available-for-sale securities	—	—	(292)
Stock-based compensation expense	663	888	1,193
Changes in operating assets and liabilities:
Receivables	2,204	(2,400)	6,826
Inventories	(5,650)	(3,133)	20,011
Other current assets	(313)	685	(1)
Other assets	460	(774)	(2,545)
Accounts payable and accrued expenses	(1,724)	4,546	(2,208)
Other liabilities	(1,096)	470	1,244
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,054	3,918	26,510

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	5	10	1,925
Purchase of property, plant and equipment	(6,740)	(1,771)	(2,436)
Net proceeds from sale of available-for-sale securities	—	—	292
NET CASH USED IN INVESTING ACTIVITIES	(6,735)	(1,761)	(219)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) borrowings on previous credit line	(30,503)	5,225	(17,511)
Payments on previous term loan	(11,324)	(1,506)	(1,506)
Net borrowings on current credit line	52,806	—	—
Borrowings on current mortgage note payable	11,063	—	—
Payments on current mortgage note payable	(185)	—	—
Payments on previous mortgage note payable	(5,736)	(286)	(266)
Borrowings on equipment financing	1,794	—	—
Payments on equipment financing	(2,660)	(2,766)	(3,167)
Payments on capitalized leases	(360)	(1,123)	(1,393)
Payments on subordinated indebtedness	(12,162)	(2,500)	(2,500)
Borrowings on notes payable	733	748	763
Payments on notes payable	(609)	(487)	(486)
Change in outstanding checks in excess of cash	366	784	(230)
Common stock acquired for treasury	(131)	(58)	(37)
Payments for debt issuance costs	(1,357)	—	(15)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,735	(1,969)	(26,348)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	54	188	(57)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	244	56	113
CASH AND CASH EQUIVALENTS AT END OF YEAR	$298	$244	$56

Equipment purchased under capital leases	$14	$127	$—

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

	Common Stock and Class B Common Stock	Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total Stockholders' Equity
Balance at December 27, 2008	$50,110	$136,015	$(19,855)	$(509)	$(59,188)	$106,573
Common Stock acquired for treasury - 21,122 shares	—	—	—	—	(37)	(37)
Re-issuance of Common Stock in Treasury - 181,233 shares	—	(337)	—	—	888	551
Restricted stock grants forfeited - 13,988 shares	(42)	42	—	—	—	—
Tax expense from exercise of stock options	—	(177)	—	—	—	(177)
Stock-based compensation expense	—	1,167	—	—	—	1,167
Net loss	—	—	(42,241)	—	—	(42,241)
Other comprehensive income	—	—	—	513	—	513
Balance at December 26, 2009	$50,068	$136,710	$(62,096)	$4	$(58,337)	$66,349
Common Stock acquired for treasury - 20,892 shares	—	—	—	—	(58)	(58)
Restricted stock grants issued - 100,940 shares	303	(303)	—	—	—	—
Stock-based compensation expense	—	828	—	—	—	828
Net loss	—	—	(4,654)	—	—	(4,654)
Other comprehensive loss	—	—	—	(35)	—	(35)
Balance at December 25, 2010	$50,371	$137,235	$(66,750)	$(31)	$(58,395)	$62,430
Common Stock acquired for treasury - 29,069 shares	—	—	—	—	(131)	(131)
Restricted stock grants issued - 91,340 shares	274	(274)	—	—	—	—
Stock-based compensation expense	—	663	—	—	—	663
Reclassification of deferred compensation on Directors' stock	—	494	—	—	—	494
Net income	—	—	986	—	—	986
Other comprehensive loss	—	—	—	(57)	—	(57)
Balance at December 31, 2011	$50,645	$138,118	$(65,764)	$(88)	$(58,526)	$64,385

See accompanying notes to the consolidated financial statements.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

The Company's business consists principally of marketing, manufacturing and selling finished carpet and rugs.  The Company is in one line of business, carpet manufacturing.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of The Dixie Group, Inc. and its wholly-owned subsidiaries (the "Company").  Significant intercompany accounts and transactions have been eliminated in consolidation.

Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Fiscal Year

The Company ends its fiscal year on the last Saturday of December.  All references herein to "2011," "2010," and "2009," mean the fiscal years ended December 31, 2011, December 25, 2010, and December 26, 2009, respectively.  The year 2011 contained 53 weeks, all other years presented contained 52 weeks.

Reclassifications and Adjustments

The Company reclassified certain amounts in 2010 to conform to the 2011 presentation.

During the fourth quarter of 2011, the Company identified a misstatement in its Consolidated Balance Sheets included in its Form 10-K for 2010 related to a misclassification of certain net customer credits approximating $2,800 reflected as reductions in receivables that should have been reported as accounts payable. The Company has corrected this classification difference for 2010. The Company believes the correction of the error to be immaterial to its Consolidated Financial Statements. This correction had no impact on earnings, equity, working capital or operating cash flows.

Discontinued Operations

The financial statements separately report discontinued operations and the results of continuing operations (See Note P). Disclosures included herein pertain to the Company's continuing operations unless noted otherwise.

Cash and Cash Equivalents

Highly liquid investments with original maturities of three months or less when purchased are reported as cash equivalents.

Credit and Market Risk

The Company sells carpet to floorcovering retailers, the interior design, architectural and specifier communities and supplies carpet yarn and carpet dyeing and finishing services to certain manufacturers. The Company's customers are located principally throughout the United States.  One customer accounted for 12% of net sales in 2011. No customer accounted for more than 10% of net sales in 2010 or 2009, nor did the Company make a significant amount of sales to foreign countries during 2011, 2010 or 2009.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Inventories

Inventories are stated at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method, which generally matches current costs of inventory sold with current revenues, for substantially all inventories.  Reduction of inventory quantities in 2010 and 2009 resulted in liquidations of LIFO inventories carried at prevailing costs established in prior years and decreased cost of sales by $28 in 2010 and $1,158 in 2009.

Inventories are summarized as follows:

	2011	2010
Raw materials	$19,624	$18,144
Work-in-process	13,116	11,417
Finished goods	45,840	36,959
Supplies, repair parts and other	351	326
LIFO reserve	(14,992)	(8,557)
Total inventories	$63,939	$58,289

Property, Plant and Equipment

Property, plant and equipment is stated at the lower of cost or impaired value. Provisions for depreciation and amortization of property, plant and equipment have been computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets, ranging from 10 to 40 years for buildings and improvements, and 3 to 10 years for machinery and equipment.  Depreciation of property, plant and equipment, including amounts for capital leases, totaled $9,417 in 2011, $11,376 in 2010 and $13,284 in 2009. Costs to repair and maintain the Company's equipment and facilities are expensed as incurred.  Such costs typically include expenditures to maintain equipment and facilities in good repair and proper working condition.

Impairment of Long-Lived Assets

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

Goodwill

Goodwill represents the excess of purchase price over the fair market value of identified net assets acquired in business combinations.  Goodwill, if any, is tested for impairment annually or when an indication of impairment exists.  The Company measures goodwill impairment, if any, by comparing the carrying value of the applicable reporting unit, including goodwill, with the present value of the reporting unit's estimated future cash flows (fair value). The Company has no goodwill recorded at 2011 or 2010. (See Note C).

Customer Claims and Product Warranties

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

Self-Insured Benefit Programs

The Company records liabilities to reflect an estimate of the ultimate cost of claims related to its self-insured medical and dental benefits and workers' compensation.  The amounts of such liabilities are based on an analysis of the Company's historical experience for each type of claim.

Income Taxes

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

Derivative Financial Instruments

The Company does not hold speculative financial instruments, nor does it hold or issue financial instruments for trading purposes.  The Company uses derivative instruments, currently interest rate swaps, to minimize interest rate volatility.

The Company recognizes all derivatives on its Consolidated Balance Sheet at fair value.  Derivatives that are designated as cash flow hedges are linked to specific liabilities on the Company's balance sheet.  The Company assesses, both at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.  When it is determined that a derivative is not highly effective or the derivative expires, is sold, terminated, or exercised, the Company discontinues hedge accounting for that specific hedge instrument. Changes in the fair value of effective cash flow hedges are deferred in accumulated other comprehensive income (loss) ("AOCIL") and reclassified to earnings in the same periods during which the hedge transaction affects earnings.  Changes in the fair value of derivatives that are not effective cash flow hedges are recognized in income.

Revenue Recognition

Revenues, including shipping and handling amounts, are recognized when the following criteria are met:  there is persuasive evidence that a sales agreement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.  Delivery is not considered to have occurred until the customer takes title to the goods and assumes the risks and rewards of ownership, which is generally on the date of shipment.  At the time revenue is recognized, the Company records a provision for the estimated amount of future returns based primarily on historical experience and any known trends or conditions that exist at the time revenue is recognized. Revenues are recorded net of taxes collected from customers.

Advertising Costs and Vendor Consideration

The Company engages in promotional and advertising programs that include rebates, discounts, points and cooperative advertising programs.  Expenses relating to these programs are charged to earnings during the period in which they are earned. These arrangements do not require significant estimates of costs.  Substantially all such expenses are recorded as a deduction from sales.  The cost of cooperative advertising programs is recorded as selling and administrative expenses when the Company can identify a tangible benefit associated with the program, and can reasonably estimate that the fair value of the benefit is equal to or greater than its cost.  The amount of advertising and promotion expenses included in selling and administrative expenses was not significant for the years 2011, 2010 or 2009.

Cost of Sales

Cost of sales includes all costs related to manufacturing the Company's products, including purchasing and receiving costs, inspection costs, warehousing costs, freight costs, internal transfer costs or other costs of the Company's distribution network.

Selling and Administrative Expenses

Selling and administrative expenses include all costs, not included in cost of sales, related to the sale and marketing of the Company's products and general administration of the Company's business.

Operating Leases

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

Stock-Based Compensation

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity or liability instrument issued.  Restricted stock grants with pro-rata vesting are expensed using the straight-line method.  (Terms of the Company's awards are specified in Note K).

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board ("the Boards") on fair value measurement. The collective efforts of the Boards and their staffs have resulted in common requirements, including a consistent meaning of the term "fair value." The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The ASU is effective during interim and annual periods beginning after December 15, 2011 and its adoption is not expected to have a material effect on the Company's Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU eliminates the option to report other comprehensive income and its components in the statement of stockholders equity and requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. The Company early adopted this ASU and presented the components of other comprehensive income in a separate statement following the statement of operations. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 . ASU 2011-12 deferred the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to other comprehensive income. These amendments were delayed to allow the FASB time to redeliberate whether to present the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income on the face of the financial statements for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, the Company is required to continue reporting reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.

In September 2011, the FASB issued ASU No. 2011-09, Compensation - Retirement Benefits - Multi-employer Plans (Subtopic 715-80): Disclosures about an Employer's Participation in a Multi-employer Plan. ASU 2011-09 is intended to address concerns from various users of financial statements on the lack of transparency about an employer's participation in a multi-employer pension plan. Users of financial statements have requested additional disclosure to increase awareness of the commitments and risks involved with participating in multi-employer pension plans. The amendments in this ASU require additional disclosures about an employer's participation in a multi-employer pension plan. Previously, disclosures were limited primarily to the historical contributions made to the plans. ASU 2011-09 is effective for annual periods for fiscal years ending after December 15, 2011. ASU 2011-09 should be applied retrospectively for all prior periods presented. The Company adopted this ASU and because it impacts disclosures only, its adoption did not have a material effect on the Company's Consolidated Financial Statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect that the adoption of this ASU will have a a material effect on the Company’s Consolidated Financial Statements.

NOTE B - RECEIVABLES

Receivables are summarized as follows:

	2011	2010
Customers, trade	$28,372	$29,911
Other	1,268	1,932
Gross receivables	29,640	31,843
Less allowance for doubtful accounts	(467)	(466)
Net receivables	$29,173	$31,377

The Company also had notes receivable in the amount of $483 and $419 at 2011 and 2010, respectively.  The current portions of notes receivable are included in other receivables above and the non-current portions are included in other assets in the Company's Consolidated Financial Statements.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE C - GOODWILL

The Company's goodwill, if any, was tested for impairment annually in the fourth quarter of each year or more frequently if events or circumstances indicated that the carrying value of goodwill associated with a reporting unit may not be fully recoverable. The first step in the goodwill assessment process is to identify potential goodwill impairments and involves a comparison of the carrying value of a reporting unit, including goodwill, to the fair value of the reporting unit.  For this purpose, the Company estimates fair value of the reporting unit based on expected current and future cash flows discounted at the Company's weighted-average cost of capital ("WACC").  Such an estimate necessarily involves judgments and assumptions concerning, among other matters, future sales and profitability, as well as interest rates and other financial factors used to calculate the WACC.  If an impairment is indicated in the first step of the assessment, a second step in the assessment is performed by comparing the "implied fair value" of the Company's reporting units' goodwill with the carrying value of the reporting units' goodwill.  For this purpose, the "implied fair value" of goodwill for each reporting unit that had goodwill associated with its operations was determined in the same manner as the amount of goodwill is determined in a business combination.

Due to deteriorating economic conditions in the carpet industry, the Company performed impairment testing of its remaining goodwill in the first quarter of 2009. The measurement resulted in a goodwill impairment loss of $31,406. As a result, the Company had no goodwill on the Consolidated Balance Sheets at 2011 or 2010.

NOTE D - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	2011	2010
Compensation and benefits (1)	$4,348	$4,587
Provision for customer claims, rebates and allowances	4,249	5,053
Outstanding checks in excess of cash	2,728	2,363
Other	5,860	6,443
	$17,185	$18,446

(1)	Includes a liability related to the Company's self-insured Workers' Compensation program. This program is collateralized by letters of credit in the aggregate amount of $2,573.

NOTE E - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products.  At the time sales are recorded, the Company records reserves for the estimated costs of defective products and failure of its products to meet applicable performance standards. The level of reserves the Company establishes is based primarily upon historical experience, including the level of sales and evaluation of pending claims.  Product warranty reserves are included in accrued expenses in the Company's Consolidated Financial Statements.  The following is a summary of the Company's product warranty activity.

	2011	2010
Warranty reserve beginning of year	$1,472	$755
Warranty liabilities accrued	3,259	3,428
Warranty liabilities settled	(3,132)	(2,797)
Changes for pre-existing warranty liabilities	(380)	86
Warranty reserve end of year	$1,219	$1,472

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE F - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	2011	2010
Senior indebtedness:
Current revolving credit facilities	$52,806	$—
Prior revolving credit facilities	—	30,503
Term loan	—	11,324
Total senior indebtedness	52,806	41,827
Convertible subordinated debentures	—	12,162
Mortgage note payable	10,878	5,736
Equipment notes payable	3,354	4,220
Notes payable	584	460
Capital lease obligations	464	810
Total long-term debt	68,086	65,215
Less: current portion of long-term debt	(2,729)	(7,145)
Total long-term debt, less current portion	$65,357	$58,070

Senior indebtedness

On September 14, 2011, the Company terminated its amended and restated senior loan and security agreement (the "terminated facility"). At the time of termination, the facility provided the Company with $65,000 of revolving credit and a term loan with a principal balance of $10,194.  The terminated facility was originally set to mature on May 11, 2013.

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

At the Company's election, revolving loans under the senior credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2 or 3 month periods, as selected by the Company, plus an applicable margin of either 2.00% or 2.25%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate, plus an applicable margin of either 1.00% or 1.50%. The applicable margin is determined based on availability under the senior credit facility with margins increasing as availability decreases. The weighted-average interest rate on borrowings outstanding under this agreement was 3.76% at December 31, 2011 and was 4.00% at December 25, 2010 under the terminated facility. The Company also pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the senior credit facility equal to 0.375% per annum.

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

The Company can use the proceeds of the senior credit facility for general corporate purposes, including financing acquisitions and refinancing other indebtedness. As of December 31, 2011, the unused borrowing availability under the senior credit facility was $25,680.

Convertible Subordinated Debentures

On October 5, 2011, the Company optionally redeemed all of the outstanding 7.00% convertible subordinated debentures pursuant to the provisions of the Indenture dated May 15, 1987. The debentures were originally set to mature on May 15, 2012. The redemption price of $9,925 represented 100% of the principal amount of the debentures plus accrued and unpaid interest. The principal balance at October 5, 2011 was $9,662. The debentures were convertible by their holders into shares of the Company's Common Stock at an effective conversion price of $32.20 per share. No holders exercised their right to convert their debentures into shares of the Company's Common Stock.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Mortgage Note Payable

On September 13, 2011, the Company terminated its existing $5,508 mortgage loan which would have matured on March 1, 2013 and entered into a new five-year $11,063 mortgage loan (the "mortgage loan"). The mortgage loan is secured by the Company's Susan Street facility and liens second to the senior credit facility. The mortgage loan is scheduled to mature on September 13, 2016. The mortgage loan bears interest at a variable rate equal to one month LIBOR plus 3.00% and is payable in equal monthly installments of principal of $61, plus interest calculated on the declining balance of the mortgage loan, with a final payment of $7,436 due on maturity.

Deferred Financing Costs and Refinancing Expenses

As a result of the refinancing, the Company paid $1,357 in financing costs that will be amortized over the term of the senior credit facility and the mortgage loan. In addition, the Company recognized $317 of refinancing expenses of which $92 related to the write-off of previously deferred financing costs and $225 related to fees paid to 3rd parties in connection with the new senior credit facility and mortgage loan.

Equipment Notes Payable

The terms of the Company's equipment financing notes are as follows:

Instrument	Interest Rate	Term (Months)	Monthly Installments of Principal and Interest	Maturity Date
Note Payable - Equipment	6.63%	84	$24	August 15, 2012
Note Payable - Equipment	6.83%	84	23	February 1, 2013
Note Payable - Equipment	6.85%	84	38	May 1, 2014
Note Payable - Equipment	7.72%	48	2	June 1, 2014
Note Payable - Equipment	2.00%	60	38	August 1, 2016

The Company's equipment financing notes are secured by the specific equipment financed and do not contain any financial covenants.

Capital Lease Obligations

The terms of the Company's capitalized lease obligations are as follows:

Instrument	Interest Rate	Term (Months)	Monthly Installments of Principal and Interest	Maturity Date
Capital Lease - Equipment	7.04%	84	$8	December 1, 2015
Capital Lease - Equipment	7.72%	48	4	June 1, 2014

The Company's capitalized lease obligations are secured by the specific equipment leased.

Interest Payments and Debt Maturities

Interest payments for continuing operations were $3,338 in 2011, $4,006 in 2010, and $5,379 in 2009. Maturities of long-term debt for periods following December 31, 2011 are as follows:

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

	Long-Term Debt	Capital Leases	Total
		(See Note M)
2012	$2,614	$115	$2,729
2013	1,693	124	1,817
2014	1,396	111	1,507
2015	1,185	114	1,299
2016	60,734	—	60,734
Thereafter	—	—	—
Total	$67,622	$464	$68,086

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

The Company's interest rate swaps and related instruments are measured under the fair value guidance.  The following table summarizes the hierarchy level the Company used to determine fair value of its interest rate swaps and related instruments as of December 31, 2011 and December 25, 2010:

	2011	2010	Fair Value Hierarchy Level
Assets:
Interest rate swaptions	$197	$—	Level 2

Liabilities:
Interest rate swaps	$958	$873	Level 2

The fair value of the interest rate swaps and swaptions was obtained from external sources. The interest rate swaps were valued using observable inputs (e.g., LIBOR yield curves, credit spreads). Valuations of interest rate swaps may fluctuate considerably from period-to-period due to volatility in underlying interest rates, which are driven by market conditions and the duration of the instrument. Credit adjustments could have a significant impact on the valuations due to changes in credit ratings of the Company or its counterparties.

Available-for-sale securities, if any, are reflected on the Company's Consolidated Balance Sheets in other current assets and related gains and losses are deferred in accumulated other comprehensive income (loss) ("AOCIL").  During 2009, the Company sold its remaining available-for-sale securities and realized gains from the sale of such securities of $292, or $181 net of tax. The basis on which the gain was reclassified out of AOCIL into earnings was determined by specific identification.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	2011		2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$298	$298	$244	$244
Notes receivable, including current portion	483	483	419	419
Interest rate swaptions	197	197	—	—
Financial Liabilities:
Long-term debt and capital leases, including current portion	68,086	68,900	65,215	67,609
Interest rate swaps	958	958	873	873

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

Derivatives designated as cash flow hedges relate to specific liabilities on the Company's Consolidated Balance Sheets.  The Company assesses, both at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.  When it is determined that a derivative is not highly effective or the derivative expires, is sold, terminated or exercised, the Company discontinues hedge accounting for that specific instrument.  Changes in the fair value of effective cash flow hedges are deferred in AOCIL and reclassified into earnings in the same periods during which the hedged transaction affects earnings.  Changes in the fair value of derivatives that are not effective hedges or that are not designated as hedges are recognized in income.

The following is a summary of the Company's interest rate swaps and swaptions as of December 31, 2011:

Type	Notional Amount		Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$5,430	*	April 1, 2003 through April 1, 2013	4.54%	1 Month LIBOR
Interest rate swap	$25,000		July 11, 2010 through May 11, 2013	1.42%	1 Month LIBOR
Interest rate swap	$10,000		October 3, 2011 through September 1, 2016	1.33%	1 Month LIBOR
Interest rate swap	$10,000		March 1, 2013 through September 1, 2016	1.62%	1 Month LIBOR
Interest rate swap	$5,000		June 1, 2013 through September 1, 2016	1.70%	1 Month LIBOR
Swaption	$10,000		March 1, 2013 through September 1, 2016, exercisable on September 2, 2014	0.38%	N/A
Swaption	$5,000		June 1, 2013 through September 1, 2016, exercisable on September 1, 2015	0.18%	N/A
* Interest rate swap has an amortizing notional amount.

On September 14, 2011, the Company refinanced its senior revolving credit facility and entered into a new mortgage note payable. The Company had two interest rate swaps that were designated as cash flow hedges of the interest rate risk created by the variable interest rate paid on the revolving credit facility and the mortgage note payable. At the time of refinancing, the Company simultaneously dedesignated and redesignated these swaps as cash flow hedges. At the time of the refinancing, the interest rate swaps had a negative fair value and were presented as accrued expenses and other liabilities on the Company's Consolidated Balance Sheets. The related accumulated other comprehensive loss of the swaps was frozen at the time of the refinancing and is being amortized into interest expense through the maturity dates of the cash flow hedges. The accumulated loss had an unamortized balance of $779 as of September 14, 2011. During 2011, the Company amortized $150 of losses into earnings related to these two interest rate swaps.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

On September 14, the Company entered into two swaption agreements that permit the Company to cancel two of the existing interest rate swaps at specified dates. The Company did not designate these swaptions as cash flow hedges; therefore, any change in fair value related to these instruments will be recognized into earnings.

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

The following table summarizes the fair values of derivative instruments included in the Company's Consolidated Balance Sheets:

	Location on Consolidated Balance Sheets	Fair Value
		2011	2010
Asset Derivatives:
Derivatives not designated as hedging instruments:
Interest rate swaptions	Other Assets	$197	$—
Total Asset Derivatives		197	—

Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued Expenses	$559	$495
Interest rate swaps, long term portion	Other Liabilities	399	378
Total Liability Derivatives		958	873

The following tables summarize the pre-tax impact of derivative instruments on the Company's financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the Effective Portion of the Derivative
	2011	2010	2009
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(665)	$(781)	$(345)

	Amount of Gain or (Loss) Reclassified from AOCIL on the Effective Portion into Income (1) (2)
	2011	2010	2009
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(433)	$(904)	$(1,586)

	Amount of Gain or (Loss) Recognized on the Ineffective Portion in Income on Derivative (3)
	2011	2010	2009
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$—	$(4)	$—

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

	Amount of Gain or (Loss) Recognized in Income on Derivative (4)
	2011	2010	2009
Derivatives not designated as hedging instruments:
Interest rate swap	$—	$(300)	$—
Interest rate swaptions	43	—	—
Total	$43	$(300)	$—

(1)	The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's Consolidated Statements of Operations.

(2)	The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to December 31, 2011 is $559.

(3)	The amount of gain (loss) recognized in income on the ineffective portion of interest rate swaps is included in other income or other expense on the Company's Consolidated Statements of Operations.

(4)
The amount of gain (loss) recognized in income for derivatives not designated as hedging instruments is included in other income or other expense on the Company's Consolidated Statements of Operations.

NOTE H - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors two 401(k) defined contribution plans covering substantially all associates.  The Company generally matches participants' contributions, on a sliding scale, up to a maximum of 5% of the participant's earnings.  The Company did not match participants' contributions for one of the two 401(k) plans for the 2009, 2010 and 2011 plan years; however, for the 2012 plan year, the Company plans on matching participants' contributions up to a maximum of 3% of the participant's earnings. In addition to the discretionary match for this plan, the plan also provides for an additional Company contribution if the Company attains certain performance targets. Matching contributions for the 401(k) plan, for which the match was applicable, were $87 in 2011, $107 in 2010 and $95 in 2009.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation.  The obligations owed to participants under this plan were $10,927 at 2011 and $11,650 at 2010 and are included in other long-term liabilities in the Company's Consolidated Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors.  The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan.  Amounts are invested in company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $10,913 at 2011 and $11,544 at 2010 and is included in other assets in the Company's Consolidated Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. These union-represented employees represented 29% of the Company's total employees. The risks of participating in multi-employer plans are different from single-employer plans. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If the Company chooses to stop participating in the multi-employer plan, the Company may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company's participation in its multi-employer pension plan for 2011 is provided in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number (EIN) and the three digit plan number. The most recent Pension Protection Act (PPA) zone status available in 2011 and 2010 is for the plan's year-end at 2010 and 2009, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates a plan for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented (1)	Contributions (2)			Surcharge Imposed (1)	Expiration Date of Collective-Bargaining Agreement
		2011	2010		2011	2010	2009
The Pension Plan of the National Retirement Fund	13-6130178 - 001	Red	Red	Implemented	$292	$257	$222	Yes	6/8/2013

(1) The collective-bargaining agreement requires the Company to contribute to the plan at the rate of $0.37 per compensated hour for each covered employee during the life of the collective-bargaining agreement. The Company will make additional contributions, as mandated by law, in accordance with the agreed to schedule for the fund's 2010 Rehabilitation Plan. The Rehabilitation Plan was effective June 1, 2010 and requires a surcharge equal to $0.02 per hour (from $0.37 to $0.39) effective June 1, 2010 - May 31, 2011, a surcharge equal to $0.05 per hour (from $0.37 to $0.42) effective June 1, 2011 - May 31, 2012 and a surcharge equal to $0.08 per hour (from $0.37 to $0.45) effective June 1, 2012 to May 31, 2013. Based upon current employment and benefit levels, the Company's contributions to the multi-employer pension plan are expected to be approximately $314 for 2012.

(2) The Company's contributions to the plan do not represent more than 5% of the total contributions to the plan for the most recent plan year available.

Postretirement Plans

The Company sponsors a legacy postretirement benefit plan that provides life insurance to a limited number of associates as a result of a prior acquisition.  The Company also sponsors a postretirement benefit plan that provides medical insurance for a limited number of associates who retired prior to January 1, 2003 and life insurance to a limited number of associates upon retirement.

Information about the benefit obligation and funded status of the Company's postretirement benefit plans is summarized as follows:

	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$796	$845
Service cost	7	6
Interest cost	33	42
Participant contributions	19	22
Actuarial gain	(120)	(97)
Benefits paid	(8)	(27)
Medicare Part D subsidy	6	5
Benefit obligation at end of year	733	796

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	(17)	—
Participant contributions	19	22
Benefits paid	(8)	(27)
Medicare Part D subsidy	6	5
Fair value of plan assets at end of year	—	—
Unfunded amount	$(733)	$(796)

The balance sheet classification of the Company's liability for postretirement benefit plans is summarized as follows:

	2011	2010
Accrued expenses	$21	$24
Other long-term liabilities	712	772
Total liability	$733	$796

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Benefits expected to be paid on behalf of associates for postretirement benefit plans during the period 2012 through 2021 are summarized as follows:

Years	Postretirement Plans
2012	$20
2013	20
2014	19
2015	19
2016	19
2017 - 2021	94

Assumptions used to determine benefit obligations of the Company's postretirement benefit plans are summarized as follows:

	2011	2010
Weighted-average assumptions as of year-end:
Discount rate (benefit obligations)	3.06%	3.79%

Assumptions used and related effects of health care cost are summarized as follows:

	2011	2010
Health care cost trend assumed for next year	9.00%	9.00%
Rate to which the cost trend is assumed to decline	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2015	2017

The effect of a 1% change in the health care cost trend on the Company's postretirement benefit plans is summarized as follows:

	2011		2010
	1% Increase	1% Decrease	1% Increase	1% Decrease
Accumulated postretirement benefit obligation	$2	$(2)	$10	$(9)

Components of net periodic benefit cost (credit) for all postretirement plans are summarized as follows:

	2011	2010	2009
Postretirement benefit plans:
Service cost	$7	$6	$4
Interest cost	33	42	46
Amortization of prior service credits	(88)	(88)	(88)
Recognized net actuarial gain	(29)	(95)	(92)
Settlement gain	(12)	(94)	(60)
Net periodic benefit credit	$(89)	$(229)	$(190)

Pre-tax amounts included in AOCIL for the Company's postretirement benefit plans at 2011 are summarized as follows:

	Postretirement Benefit Plans
	Balance at 2011	2012 Expected Amortization
Prior service credits	$(366)	$(88)
Unrecognized actuarial gains	(406)	(39)
Totals	$(772)	$(127)

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE I - INCOME TAXES

The provision (benefit) for income taxes on income (loss) from continuing operations consists of the following:

	2011	2010	2009
Current
Federal	$725	$(98)	$(4,149)
State	213	(8)	(356)
Total current	938	(106)	(4,505)

Deferred
Federal	(234)	(2,301)	(4,020)
State	(20)	(197)	(345)
Total deferred	(254)	(2,498)	(4,365)
Income tax provision (benefit)	$684	$(2,604)	$(8,870)

Differences between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before taxes are summarized as follows:

	2011	2010	2009
Federal statutory rate	35%	35%	35%
Statutory rate applied to income (loss) from continuing operations before taxes	$684	$(2,442)	$(17,757)
Plus state income taxes, net of federal tax effect	130	(185)	103
Total statutory provision (benefit)	814	(2,627)	(17,654)
Increase (decrease) attributable to:
Impairment of goodwill	—	—	8,000
Non-taxable life insurance proceeds	(174)	—	—
Stock-based compensation	61	149	204
Other items	(17)	(126)	580
Total tax provision (benefit)	$684	$(2,604)	$(8,870)

During 2009, the Company recognized a $31,406 impairment of goodwill.  As a result, the Company's 2009 income tax benefit included a $2,992 benefit from the tax deductible component of the goodwill impairment which resulted in an effective tax benefit rate of 17.5% for 2009.

Income tax payments, net of income tax refunds received for continuing and discontinued operations were $97 in 2011. Income tax refunds received, net of income tax payments were $6,931 in 2010 and $4,895 in 2009.

During the third quarter of 2011, the Company agreed upon a settlement associated with an Internal Revenue Service audit for tax years 2004 through 2009. This settlement agreement resulted in a payable of approximately $1,300 related to certain temporary differences between the carrying amounts of assets for financial reporting purposes and the tax basis of those assets.
Thus, the settlement agreement resulted in an increase in deferred tax assets and had no material impact on earnings. The payable is estimated to be paid in the first quarter of 2012.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Significant components of the Company's deferred tax assets and liabilities are as follows:

	2011	2010
Deferred tax assets:
Inventories	$2,309	$1,773
Retirement benefits	3,731	3,774
Federal/State net operating losses	3,803	3,124
Federal/State tax credit carryforwards	2,077	1,603
Allowances for bad debts, claims and discounts	1,892	2,194
Other	5,376	6,001
Total deferred tax assets	19,188	18,469
Valuation allowance	(4,979)	(4,526)
Net deferred tax assets	14,209	13,943

Deferred tax liabilities:
Property, plant and equipment	13,153	13,175
Total deferred tax liabilities	13,153	13,175

Net deferred tax asset	$1,056	$768

Balance sheet classification:	2011	2010
Current deferred tax assets	$5,860	$5,527
Non-current deferred tax liabilities	4,804	4,759
Net deferred tax asset	$1,056	$768

At December 31, 2011, $3,803 of deferred tax assets related to approximately $74,166 of federal and state tax net operating loss carryforwards and $2,077 federal and state tax credit carryforwards were available to the Company that will expire in five to twenty years.  A valuation allowance of $4,979 is recorded to reflect the estimated amount of deferred tax assets that may not be realized during the carryforward periods. At December 31, 2011, the Company is in a net deferred tax asset position of $1,056. The Company performed an analysis related to the net deferred tax asset and believes that the net tax asset is recoverable in future periods, including a $901 federal income tax credit carryforward and federal net operating loss carryforward.

Tax Uncertainties

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $16 at December 31, 2011 and $47 at December 25, 2010.  Due to the Company's valuation allowances, such benefits, if recognized, would not significantly affect the Company's effective tax rate. There were no significant interest or penalties accrued as of December 31, 2011 or December 25, 2010.  The Company does not expect its unrecognized tax benefits to change significantly during the next twelve months.

The following is a summary of the change in the Company's unrecognized tax benefits:

	2011	2010	2009
Balance at beginning of year	$47	$52	$332
Additions based on tax positions taken during a prior period	—	17	—
Reductions related to settlement of tax matters	(17)	—	(216)
Reductions related to a lapse of applicable statute of limitations	(14)	(22)	(64)
Balance at end of year	$16	$47	$52

The Company and its subsidiaries are subject to United States federal income taxes, as well as income taxes in a number of state jurisdictions.  The tax years subsequent to 2003 remain open to examination for U.S. federal income taxes. The majority of state jurisdictions remain open for tax years subsequent to 2007.  A few state jurisdictions remain open to examination for tax years subsequent to 2006.

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

Earnings Per Share

In the first quarter of 2009, the Company adopted an accounting pronouncement that provides that unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and should be included in the computation of earnings per share.  For 2010 and 2009, these participating securities were not included in the determination of EPS because to do so would be anti-dilutive.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	2011	2010	2009
Basic earnings (loss) per share:
Income (loss) from continuing operations	$1,272	$(4,373)	$(41,859)
Less: Allocation of earnings to participating securities	(31)	—	—
Income (loss) from continuing operations available to common shareholders - basic	$1,241	$(4,373)	$(41,859)
Basic weighted-average shares outstanding (1)	12,585	12,524	12,331
Basic earnings (loss) per share - continuing operations	$0.10	$(0.35)	$(3.39)

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to common shareholders - basic	$1,241	$(4,373)	$(41,859)
Add: Undistributed earnings reallocated to unvested shareholders	—	—	—
Income (loss) from continuing operations available to common shareholders - basic	$1,241	$(4,373)	$(41,859)
Basic weighted-average shares outstanding (1)	12,585	12,524	12,331
Effect of dilutive securities:
Stock options (2)	1	—	—
Directors' stock performance units (2)	37	—	—
Dilutive weighted-average shares outstanding (1)(2)	12,623	12,524	12,331
Diluted earnings (loss) per share - continuing operations	$0.10	$(0.35)	$(3.39)

(1)	Includes Common and Class B Common shares, less shares held in treasury, in thousands.

(2)
Because their effects are anti-dilutive, shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock at the end of the relevant period, unvested restricted stock deemed to be participating securities, directors' stock performance units, and shares issuable on conversion of subordinated debentures into shares of Common Stock have been excluded. Aggregate shares excluded were 1,337 shares in 2011, 1,628 shares in 2010, and 1,658 shares in 2009.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE K - STOCK COMPENSATION EXPENSE AND STOCK PLANS

Stock Compensation Expense

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Financial Statements. The number of shares to be issued is determined by dividing the specified dollar value of the award by the market value per share on the grant date. Pursuant to a policy adopted by the Compensation Committee of the Board of Directors applicable to awards granted for years 2009 through 2011, $5.00 per share will be used as the market value per share to calculate the number of shares to be issued if the market value per share is less than $5.00 per share on the grant date.

The Company's stock compensation expense was $663 for 2011, $888 for 2010 and $1,193 for 2009.

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

Restricted Stock Awards

Each executive officer has the opportunity to earn a Primary Long-Term Incentive Award of restricted stock and receive an award of restricted stock denominated as “Career Shares.”  The number of shares issued, if any, is based on the market price of the Company’s Common Stock at the time of grant of the award, subject to a $5.00 per share minimum value effective for 2011, 2010 and 2009.  Primary Long-Term Incentive Awards vest over 3 years, and Career Shares vest when the participant becomes qualified to retire from the Company at 60 years of age and has retained the Career Shares for 24 months following the grant date.

During 2011, the Company granted 91,340 shares of restricted stock to officers and other key employees.  The grant-date fair value of the awards was $417, or $4.565 per share, and will be recognized as stock compensation expense over the vesting periods which range from 2 to 16 years from the date the awards were granted.  Each award is subject to a continued service condition.  The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

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

During 2009, the Company amended and restated a 125,000 share Restricted Stock Award ("award") originally granted to its Chief Executive Officer on June 6, 2006 with a seven year term.  The fair value on the date of the original award was $1,556, or $12.45 per share, equivalent to 92% of the market value of a share of the Company's Common Stock.  Such value was determined using a binomial model and will be expensed over the term of the award.  Vesting of the shares is contingent on a 35% increase in the market value of the Company's Common Stock (the "Market Condition") prior to five years from the date of the original grant.  Additionally, vesting of shares requires the Chief Executive Officer to meet a continued service condition during the term of the award with a two year minimum vesting period.  Shares subject to the award vest pro rata annually after the Market Condition and minimum vesting period are met on the anniversary date of the award.  The award was amended to extend the term by one year to June 6, 2014, and to extend the time during which the awards' market condition may be met by three years to June 6, 2014.  The modification resulted in incremental stock compensation expense of $41 which is amortized over the awards' remaining vesting period.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Restricted stock activity for the three years ended December 31, 2011 is summarized as follows:

	Number of Shares	Weighted-Average Fair Value of Awards Granted During the Year
Outstanding at December 27, 2008	393,170	$—
Granted	—	—
Vested	(97,526)	—
Forfeited	(13,988)	—
Outstanding at December 26, 2009	281,656	—
Granted	100,940	2.64
Vested	(81,417)	—
Forfeited	—	—
Outstanding at December 25, 2010	301,179	—
Granted	91,340	4.57
Vested	(85,990)	—
Forfeited	—	—
Outstanding at December 31, 2011	306,529	$—

As of December 31, 2011, unrecognized compensation cost related to unvested restricted stock was $885. That cost is expected to be recognized over a weighted-average period of 5.1 years.  The total fair value of shares vested was approximately $385, $227 and $146 during the year 2011, 2010 and 2009, respectively.

Stock Performance Units

The Company's non-employee directors receive an annual retainer of $12 in cash and $12 in value of Stock Performance Units (subject to a $5.00 minimum per unit, for 2011, 2010 and 2009) under the Director's Stock Plan.  The market value at the date of the grants in 2010 was above $5.00 per share; therefore, there was no reduction in the number of units issued.  Units in 2011 and 2009 were reduced to reflect the $5.00 per share minimum. Upon retirement, the Company issues a number of shares of Common Stock equivalent to the number of Stock Performance Units held by non-employee directors at that time.  As of December 31, 2011, 84,372 Stock Performance Units were outstanding under this plan.

Stock Purchase Plan

The Company has a stock purchase plan which authorizes 108,000 shares of Common Stock for purchase by supervisory associates at the market price prevailing at the time of purchase.  At December 31, 2011, 27,480 shares remained available for issuance under the plan.  Shares sold under this plan are held in escrow until paid for and are subject to repurchase agreements which give the Company a right of first refusal to purchase the shares if they are subsequently sold.  No shares were sold under the plan in 2011, 2010 or 2009.

Stock Options

All stock options issued under the Company's 2000 Plan were exercisable generally at a cumulative rate of 25% per year after the second year from the date the options are granted.  Options granted under the Company's 2006 Plan are exercisable for periods determined at the time the awards are granted.  Effective 2009, the Company established a $5.00 minimum exercise price on all options granted. No options were granted during 2011 or 2010.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

The following weighted-average assumptions were used to estimate the fair value of stock options granted:

	2011	2010	2009
Expected volatility	—%	—%	49.70%
Risk-free interest rate	—%	—%	2.36%
Dividend yield	—%	—%	—%
Expected life of options	—	—	5 years

During 2009, the Company extended the life of 234,081 options held by 27 of the Company's employees by an additional three years.  The modification increased stock compensation expense by $9.

Option activity for the three years ended December 31, 2011 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Fair Value of Options Granted During the Year
Outstanding at December 27, 2008	858,941	$11.62	$—
Granted above market	139,000	5.00	0.90
Exercised	—	—	—
Forfeited	(80,663)	9.97	—
Outstanding at December 26, 2009	917,278	10.76	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	(130,550)	9.88	—
Outstanding at December 25, 2010	786,728	10.91	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at December 31, 2011	786,728	$10.91	$—

Options exercisable at:
December 26, 2009	778,278	$11.79	—
December 25, 2010	647,728	12.18	—
December 31, 2011	682,478	11.81	—

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

The following table summarizes information about stock options at December 31, 2011:

Options Outstanding
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$3.875 - $5.00	179,500	6.8 years	$4.90
$6.96 - $6.96	107,418	3.3 years	6.96
$11.85 - $17.58	499,810	3.4 years	13.92
$3.875 - $17.58	786,728	4.2 years	$10.91

Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
$3.875 - $5.00	75,250	5.3 years	$4.75
$6.96 - $6.96	107,418	3.3 years	6.96
$11.85 - $17.58	499,810	3.4 years	13.92
$3.875 - $17.58	682,478	3.6 years	$11.81

At December 31, 2011, the market value of all outstanding stock options was less than their exercise price by $6,271 and the market value of exercisable stock options was less than their exercise price by $6,056. At December 31, 2011, unrecognized compensation expense related to unvested stock options was $71 and is expected to be recognized over a weighted-average period of 2.8 years.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE L - COMPREHENSIVE INCOME (LOSS)

Components of other comprehensive income (loss) are as follows:

	2011	2010	2009
Other comprehensive income (loss):
Unrealized loss on interest rate swaps:
Before income taxes	$(665)	$(781)	$(345)
Income taxes	(253)	(297)	(131)
Net of taxes	(412)	(484)	(214)
Reclassification of loss into earnings from interest rate swaps:
Before income taxes	433	904	1,586
Income taxes	165	344	603
Net of taxes	268	560	983
Amortization of unrealized loss on dedesignated interest rate swaps:
Before income taxes	150	—	—
Income taxes	57	—	—
Net of taxes	93	—	—
Unrealized gain on available-for-sale securities:
Before income taxes	—	—	58
Income taxes	—	—	22
Net of taxes	—	—	36
Reclassification of gain into earnings on sale from available-for-sale securities:
Before income taxes	—	—	(292)
Income taxes	—	—	(111)
Net of taxes	—	—	(181)
Unrecognized net actuarial gain on postretirement benefit plans:
Before income taxes	108	3	1
Income taxes	41	1	—
Net of taxes	67	2	1
Reclassification of net actuarial gain into earnings from postretirement benefit plans:
Before income taxes	(29)	(95)	(92)
Income taxes	(11)	(36)	(35)
Net of taxes	(18)	(59)	(57)
Reclassification of prior service credits into earnings from postretirement benefit plans:
Before income taxes	(88)	(88)	(88)
Income taxes	(33)	(34)	(33)
Net of taxes	(55)	(54)	(55)
Other comprehensive income (loss)	$(57)	$(35)	$513

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Components of accumulated other comprehensive income (loss) are as follows:

	Interest Rate Swaps	Available-for-Sale Securities	Post-Retirement Liabilities	Total
Balance at December 27, 2008	$(1,359)	$145	$705	$(509)
Unrealized loss on interest rate swaps, net of tax of $131	(214)	—	—	(214)
Reclassification of loss into earnings from interest rate swaps, net of tax of $603	983	—	—	983
Unrealized gain on available-for-sale securities, net of tax of $22	—	36	—	36
Reclassification of gain into earnings from sale of available-for-sale securities, net of tax of $111	—	(181)	—	(181)
Unrecognized net actuarial gain on postretirement benefit plans, net of tax of $0	—	—	1	1
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $35	—	—	(57)	(57)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $33	—	—	(55)	(55)
Balance at December 26, 2009	(590)	—	594	4
Unrealized loss on interest rate swaps, net of tax of $297	(484)	—	—	(484)
Reclassification of loss into earnings from interest rate swaps, net of tax of $344	560	—	—	560
Unrecognized net actuarial gain on postretirement benefit plans, net of tax of $1	—	—	2	2
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $36	—	—	(59)	(59)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $34	—	—	(54)	(54)
Balance at December 25, 2010	(514)	—	483	(31)
Unrealized loss on interest rate swaps, net of tax of $253	(412)	—	—	(412)
Reclassification of loss into earnings from interest rate swaps, net of tax of $165	268	—	—	268
Amortization of unrealized loss on dedesignated interest rate swaps, net of tax of $57	93	—	—	93
Unrecognized net actuarial gain on postretirement benefit plans, net of tax of $41	—	—	67	67
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $11	—	—	(18)	(18)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $33	—	—	(55)	(55)
Balance at December 31, 2011	$(565)	$—	$477	$(88)

NOTE M - COMMITMENTS AND CONTINGENCIES

Commitments

The Company had purchase commitments of $278 at December 31, 2011, primarily related to machinery & equipment.

The Company leases certain equipment under capital leases and certain buildings, machinery and equipment under operating leases.  At December 31, 2011, the Company has outstanding letters of credit of $769 which collateralize certain equipment under an operating lease and letters of credit of $180 which relate to commitments to foreign vendors. Commitments for minimum rentals under non-cancelable leases, including any applicable rent escalation clauses, are as follows:

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

	Capital Leases	Operating Leases
2012	$144	$1,899
2013	145	1,477
2014	123	1,042
2015	119	279
2016	—	133
Thereafter	—	397
Total commitments	531	5,227
Less amounts representing interest	(67)	—
Total	$464	$5,227

Property, plant and equipment includes machinery and equipment under capital leases which have asset cost and accumulated depreciation of $717 and $159, respectively, at December 31, 2011, and $2,824 and $1,358, respectively, at December 25, 2010.

Rental expense was approximately $2,334, $2,326 and $2,520 during the years 2011, 2010 and 2009, respectively.

Contingencies

The Company assesses its exposure related to legal matters, including those pertaining to product liability, safety and health matters and other items that arise in the regular course of its business. If the Company determines that it is probable a loss has been incurred, the amount of the loss, or an amount within the range of loss, that can be reasonably estimated will be recorded.

Environmental Remediation

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and estimable. Remediation obligations are accrued based on the latest available information and are recorded at undiscounted amounts. The Company regularly monitors the progress of environmental remediation. Should studies indicate that the cost of remediation has changed from the previous estimate, an adjustment to the liability would be recorded in the period in which such determination is made. (See Note P)

NOTE N - OTHER (INCOME) EXPENSE

Other income and expense is summarized as follows:

	2011	2010	2009
Other operating (income) expense, net:
Loss on property, plant and equipment disposals	$37	$22	$72
Retirement expenses	371	366	334
Insurance proceeds	(492)	—	(62)
Miscellaneous (income) expense	(182)	(85)	(230)
Other operating (income) expense, net	$(266)	$303	$114

Other (income) expense, net:
Interest income	$(24)	$(15)	$(15)
Gain on non-hedged swaptions	(43)	—	—
Loss on termination of interest rate swap	—	300	—
Write-off of deferred financing costs	—	—	133
Gain on sale of available-for-sale securities	—	—	(292)
Miscellaneous (income) expense	(8)	(2)	(7)
Other (income) expense, net	$(75)	$283	$(181)

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE O - FACILITY CONSOLIDATION AND SEVERANCE EXPENSES

2008 Facilities Consolidation

In 2008 and 2009, in response to the difficult economic conditions, the Company consolidated certain manufacturing operations and ceased operating in a leased facility and made organizational changes to reduce staff and expenses throughout the Company ("2008 Facilities Consolidation").  As a result of ceasing operations in a leased facility during 2009, the Company recorded a liability of $1,588 for its contractual lease obligation and on-going facilities maintenance costs, net of an estimate of sub-lease expectations. In 2010, the Company reassessed the lease obligation and increased the liability by $944 based upon current facts and circumstances, primarily due to changes in the sublease assumptions. During 2011, the Company terminated the lease and paid a termination fee of $700 resulting in a gain of $551 from the reduction of previously accrued estimates. During 2009, the Company recorded a non-cash expense of $1,459 for the impairment of leasehold improvement assets in the leased facility that would not provide a future economic benefit to the Company and for computer software taken out of service in the systems consolidation process. Total costs to complete this restructuring plan were $7,410 including non-cash charges of $1,459 for asset impairments. There are no remaining costs to be incurred under this plan.

Restructuring accrual activity related to the 2008 Facilities Consolidation for 2011 and 2010 are summarized as follows:

	Equipment and Inventory Relocation	Severance Pay and Employee Relocation	Asset Impairments	Lease Obligations	Total
Accrual at 2009	$—	$—	$—	$1,588	$1,588
Expenses	—	—	—	944	944
Cash payments	—	—	—	(906)	(906)
Accrual at 2010	$—	$—	$—	$1,626	$1,626
Expenses (credits)	—	—	—	(551)	(551)
Cash payments	—	—	—	(1,075)	(1,075)
Accrual at 2011	$—	$—	$—	$—	$—

Total expenses by activity	$3,192	$1,095	$1,459	$1,664	$7,410

2009 Organization Restructuring

In 2009, the Company developed and implemented a plan to realign its organizational structure to combine its three residential carpet units into one business with three distinct brands ("2009 Organization Restructuring").  As a result, the Company's residential business is organized much like its commercial carpet business and more like the rest of the industry.  Costs related to the organization realignment included severance costs, associate relocation expenses and costs related to the migration of certain computer applications necessary to support the realignment. Total costs to complete this restructuring plan were $1,450. There are no remaining costs to be incurred under this plan.

Restructuring accrual activity related to the 2009 Organization Restructuring for 2011 and 2010 are summarized as follows:

	Severance Pay and Employee Relocation	Computer Systems Conversion Costs	Total
Accrual at 2009	$28	$51	$79
Expenses	297	315	612
Cash payments	(316)	(366)	(682)
Accrual at 2010	$9	$—	$9
Expenses (credits)	(12)	—	(12)
Cash payments (refunds)	3	—	3
Accrual at 2011	$—	$—	$—

Total expenses by activity	$969	$481	$1,450

Expenses incurred under these plans are classified in "facility consolidation and severance (benefit) expense, net" except for the asset impairments which are classified in "impairment of assets" in the Company's Consolidated Statements of Operations.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE P - DISCONTINUED OPERATIONS

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

	2011	2010	2009
Loss on discontinued operations:
Before income taxes	$(433)	$(432)	$(596)
Income tax benefit	(147)	(151)	(214)
Loss from discontinued operations, net of tax	$(286)	$(281)	$(382)

Workers' Compensation

Undiscounted reserves are maintained for the self-insured workers' compensation obligations. These reserves along with the day-to-day activities are administered by a third party workers' compensation service provider along with oversight by Company personnel. Such reserves are reassessed on a quarterly basis. Pre-tax cost incurred for workers' compensation as a component of discontinued operations was $237 in 2011, $337 in 2010 and $272 in 2009 and primarily represent a change in estimate for each period from unforeseen medical costs associated with the Company's obligations.

Environmental Remediation

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has ongoing expenses at five previously owned sites that were associated with its discontinued textile businesses. Each of these sites contains relatively low levels of ground or ground water contaminants. Each site has a Corrective Action Plan ("CAP") with the applicable authoritative state regulatory body responsible for oversight for environmental compliance and the Company contracts with third party qualified environmental specialists for related remediation, monitoring and reporting for each location. The CAP for four of these sites involves natural attenuation (degradation of the contaminants through naturally occurring events) over periods currently estimated at 10 to 20 years and the CAP on the remaining site involves a pump and treat remediation process, currently estimated to remediate over a period of 20 to 30 years. Additionally, the Company has an environmental liability related to the property of a facility and related business that was sold in 2004. The CAP, involving an oxidation-based remediation plan, was approved in 2010 and is currently estimated to remediate over a 7 year period beginning in 2010. The Company has an accrual for environmental remediation obligations of $1,733 and $1,662 for December 31, 2011 and December 25, 2010, respectively. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ from our estimates and could result in a significant difference.

Pre-tax cost for environmental remediation obligations classified as discontinued operations was $196 in 2011, $95 in 2010 and $324 in 2009. Costs in each of these periods were primarily a result of specific events requiring action and additional expense in each period.

ANNUAL REPORT ON FORM 10-K
ITEM 15(c)
EXHIBITS

YEAR ENDED DECEMBER 31, 2011
THE DIXIE GROUP, INC.
CHATTANOOGA, TENNESSEE

Exhibit Index

EXHIBIT NO.	EXHIBIT DESCRIPTION	INCORPORATION BY REFERENCE
(3.1)	Text of Restated Charter of The Dixie Group, Inc. as Amended - Blackline Version.	Incorporated by reference to Exhibit (3.4) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2003. *
(3.2)	Amended By-Laws of The Dixie Group, Inc. as of February 22, 2007.	Incorporated by reference to Exhibit 3.1 to Dixie's Current Report on Form 8-K dated February 26 2007.*
(4.1)	Amended and Restated Loan and Security Agreement dated April 14, 2004 by and among The Dixie Group, Inc. each of its subsidiaries as guarantors, and Fleet Capital Corporation.	Incorporated by reference to Exhibit (4.13) to Dixie's Current Report on Form 8-K dated April 14, 2004. *
(4.2)	First Amendment to Amended and Restated Loan and Security Agreement, dated November 10, 2004 by and among The Dixie Group, Inc. each of its subsidiaries as guarantors, and Fleet Capital Corporation.	Incorporated by reference to Exhibit (4.1) to Dixie's Current Report on Form 8-K dated November 8, 2004. *
(4.3)
Second Amendment, dated July 27, 2005, to Amended and Restated Loan and Security Agreement dated April 14, 2004 by and among The Dixie Group, Inc. each of its subsidiaries as guarantors, and Bank of America, N.A. (successor to Fleet Capital Corporation).
Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated July 27, 2005. *
(4.4)
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
(4.5)
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
(4.6)
Letter Agreement dated July 16, 2007 to the Fourth Amendment dated October 25, 2006, to Amended and Restated Loan and Security Agreement, by and among The Dixie Group, Inc., each of its subsidiaries as guarantors, Bank of America, N.A., in its capacity as collateral and administrative agent for the Lenders, and the Lenders (as such term is defined in the Loan Agreement).
Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated July 16, 2007.*

EXHIBIT NO.	EXHIBIT DESCRIPTION	INCORPORATION BY REFERENCE
(4.7)
Fifth Amendment dated October 23, 2007, to Amended and Restated Loan and Security Agreement, by and among The Dixie Group, Inc., each of its subsidiaries as guarantors, Bank of America, N.A., in its capacity as collateral and administrative agent for the Lenders, and the Lenders (as such term is defined in the Loan Agreement).
Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated October 23, 2007.*
(4.8)	Note and Security Agreement with Bank of America Leasing & Capital, LLC.	Incorporated by reference to Exhibit (99.1) to Dixie's Current Report on Form 8-K dated November 9, 2007.*
(4.9)
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
(4.10)
First Amendment to Second Amended and Restated Loan and Security Agreement dated October 24, 2008, by and among The Dixie Group, Inc. each of its subsidiaries as guarantors, and Bank of America, N.A. (successor to Fleet Capital Corporation), effective January 1, 2009.
Incorporated by reference to Exhibit (4.1) to Dixie's Current Report on Form 8-K dated December 23, 2008.
(4.11)
First Amendment to Second Amended and Restated Loan and Security Agreement dated October 24, 2008, by and among The Dixie Group, Inc. each of its subsidiaries as guarantors, and Bank of America, N.A. (successor to Fleet Capital Corporation), effective January 1, 2009.
Incorporated by reference to Exhibit (4.13) to Dixie's Current Report on Form 8-K dated June 6, 2011.
(10.1)	The Dixie Group, Inc. Director's Stock Plan. **	Incorporated by reference to Exhibit (10y) to Dixie's Annual Report on Form 10-K for the year ended December 27, 1997. *
(10.2)	The Dixie Group, Inc. New Non-qualified Retirement Savings Plan effective August 1, 1999. **	Incorporated by reference to Exhibit (10.1) to Dixie's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999. *
(10.3)	The Dixie Group, Inc. Deferred Compensation Plan Amended and Restated Master Trust Agreement effective as of August 1, 1999. **	Incorporated by reference to Exhibit (10.2) to Dixie's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999. *
(10.4)	The Dixie Group, Inc. Stock Incentive Plan, as amended. **	Incorporated by reference to Annex A to Dixie's Proxy Statement dated April 5, 2002 for its 2002 Annual Meeting of Shareholders. *
(10.5)	Form of Stock Option Agreement under The Dixie Group, Inc. Stock Incentive Plan. **	Incorporated by reference to Exhibit (10.23) to Dixie's Annual Report on Form 10-K for the year ended December 29, 2001. *
(10.6)	Form of Stock Rights and Restrictions Agreement for Restricted Stock Award under The Dixie Group, Inc. Stock Incentive Plan, as amended.**	Incorporated by reference to Exhibit (10.35) to Dixie's Annual Report on Form 10-K for the year ended December 25, 2004. *
(10.7)	Form of Stock Option Agreement under The Dixie Group, Inc. Stock Incentive Plan for Non-Qualified Options Granted December 20, 2005.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated December 20, 2005. *

EXHIBIT NO.	EXHIBIT DESCRIPTION	INCORPORATION BY REFERENCE
(10.8	Summary Description of the Director Compensation Arrangements for The Dixie Group, Inc.**	Incorporated by reference to Exhibit (10.34) to Dixie's Annual Report on Form 10-K for the year ended December 25, 2004. *
(10.9)	The Dixie Group, Inc. 2006 Stock Awards Plan. **	Incorporated by reference to Annex A to the Company's Proxy Statement for its 2006 Annual Meeting of Shareholders, filed March 20, 2006. *
(10.10)	The 2006 Incentive Compensation Plan, approved February 23, 2006.**	Incorporated by reference to Current Report on Form 8-K dated March 1, 2006. *
(10.11)
Material terms of the performance goals for the period 2007-2011, pursuant to which incentive compensation awards may be made to certain key executives of the Company based on the results achieved by the Company during such years, approved March 14, 2006.**
Incorporated by reference to Current Report on Form 8-K dated March 20, 2006. *
(10.12)	Form of Award of Career Shares under the 2006 Incentive Compensation Plan for Participants holding only shares of the Company's Common Stock.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated June 6, 2006. *
(10.13)	Form of Award of Career Shares under the 2006 Incentive Compensation Plan for Participants holding shares of the Company's Class B Common Stock.**	Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated June 6, 2006. *
(10.14)	Form of Award of Long Term Incentive Plan Shares under the 2006 Incentive Compensation Plan for Participants holding only shares of the Company's Common Stock.**	Incorporated by reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated June 6, 2006. *
(10.15)	Form of Award of Long Term Incentive Plan Shares under the 2006 Incentive Compensation Plan for Participants holding shares of the Company's Class B Common Stock.**	Incorporated by reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated June 6, 2006. *
(10.16)	Award of 125,000 shares of Restricted Stock under the 2006 Stock Awards Plan to Daniel K. Frierson.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated June 7, 2006. *
(10.17)	Summary description of The Dixie Group, Inc. 2007 Annual Compensation Plan.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated February 26, 2007.*
(10.18)	Rule 10b5-1 and 10b-18 Repurchase Agreement by and between The Dixie Group, Inc. and Raymond James & Associates, Inc. dated December 11, 2007*	Incorporated by reference to Exhibit (99.1) to Dixie's Current Report on Form 8-K dated December 11, 2007*
(10.19)	Merger agreement between The Dixie Group, Inc. and Unite Here National Retirement Fund regarding the Company's Masland Bargaining Unit Defined Benefit Pension Plan.**	Incorporated by reference to Exhibit (99.1) to Dixie's Current Report on Form 8-K dated December 28, 2007*
(10.20)	Summary description of The Dixie Group, Inc. 2008 Annual Incentive Plan.**	Incorporated by reference to Exhibit 10.1 to Dixie's Current Report on Form 8-K dated February 15, 2008*
(10.21)	Summary description of The Dixie Group, Inc. 2009 Annual Incentive Plan.**	Incorporated by reference to Exhibit 10.1 to Dixie's Current Report on Form 8-K dated March 26, 2009*
(10.22)	Amended and restated award of 125,000 shares of Restricted Stock under the 2006 Stock Awards Plan to Daniel K. Frierson.**	Incorporated by reference to Exhibit 10.1 to Dixie's Current Report on Form 8-K dated May 21, 2009.*

EXHIBIT NO.	EXHIBIT DESCRIPTION	INCORPORATION BY REFERENCE
(10.23)
Reduced revolving credit facility under its Second Amended and Restated Loan and Security Agreement dated October 24, 2008, by and among The Dixie Group, Inc., each of its subsidiaries as guarantors, Bank of America, N.A., in its capacity as collateral and administrative agent for the Lenders, and the Lenders (as such term is defined in the Loan Agreement).
Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated July 30, 2009.*
(10.24)	Master Lease Agreement, Corporate Guaranty and Schedule to the Master Lease Agreement by and between General Electric Capital Corporation and Masland Carpets, LLC dated August 21, 2009.	Incorporated by reference to Exhibit (10.1, 10.2, 10.3) to Dixie's Current Report on Form 8-K dated August 25, 2009.*
(10.25)	Agreement by and between Raymond James & Associates, Inc. dated November 6, 2008, to repurchase shares of The Dixie Group, Inc.'s Common Stock.	Incorporated by reference to Exhibit (99.1) to Dixie's Current Report on Form 8-K dated November 6, 2008.*
(10.26)	Summary description of The Dixie Group, Inc. 2010 Incentive Compensation Plan/Range of Incentives.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated March 3, 2010.*
(10.27)	Fixed Rate Swap Agreement between Bank of America, N.A. and The Dixie Group, Inc.	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated April 19, 2010.*
(10.28)	Fixed Rate Swap Agreement between Bank of America, N.A. and The Dixie Group, Inc.	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated July 8, 2010.*
(10.29)	Termination of interest rate swap between Bank of America, N.A. and The Dixie Group, Inc. dated April 19, 2010.	Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated July 8, 2010.*
(10.30)	Summary Description of The Dixie Group, Inc. 2011 Incentive Compensation Plan/Range of Incentives.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated February 1, 2011.*
(10.31)
Credit Agreement, by and among The Dixie Group, Inc. and certain of its subsidiaries, as Borrowers, cert of its subsidiaries, as Guarantor, the Lendors from time to time party thereto, Wells Fargo Bank Capital Finance LLC, as Administrative Agent, and co-lender and Bank of America and the Other parties thereto, dated September 13, 2011.
Incorporated by reference to Exhibit (10.10) to Dixie's Current Report on Form 8-K dated September 14, 2011.*
(10.32)
Security Agreement, by and among The Dixie Group, Inc. and certain of its subsidiaries, as Borrowers, certain of its subsidiaries, as Guarantor, the Lenders from time to time party thereto, Wells Fargo Bank Capital Finance LLC, as Administrative Agent, and co-lender and Bank of America and the Other parties thereto, dated September 13, 2011.
Incorporated by reference to Exhibit (10.11) to Dixie's Current Report on Form 8-K dated September 14, 2011.*
(10.33)
Form of Mortgages, by and among The Dixie Group, Inc. and certain of its subsidiaries, as Borrowers, certain of its subsidiaries, as Guarantor, the Lenders from time to time party thereto, Wells Fargo Bank Capital Finance LLC, as Administrative Agent, and co-lender and Bank of America and the Other parties thereto, dated September 13, 2011.
Incorporated by reference to Exhibit (10.12) to Dixie's Current Report on Form 8-K dated September 14, 2011.*

EXHIBIT NO.	EXHIBIT DESCRIPTION	INCORPORATION BY REFERENCE
(10.34)	Credit Agreement, by and between The Dixie Group, Inc. and certain of its subsidiaries named therein, and Wells Fargo Bank, N.A. as lender, dated September 13, 2011.	Incorporated by reference to Exhibit (10.20) to Dixie's Current Report on Form 8-K dated September 14, 2011.*
(10.35)	Security Agreement, by and between The Dixie Group, Inc. and certain of its subsidiaries named therein, and Wells Fargo Bank, N.A. as lender, dated September 13, 2011.	Incorporated by reference to Exhibit (10.21) to Dixie's Current Report on Form 8-K dated September 14, 2011.*
(10.36)	First Mortgage, by and between The Dixie Group, Inc. and certain of its subsidiaries named therein, and Wells Fargo Bank, N.A. as lender, dated September 13, 2011.	Incorporated by reference to Exhibit (10.22) to Dixie's Current Report on Form 8-K dated September 14, 2011.*
(14)	Code of Ethics, as amended and restated, February 15, 2010.	Incorporated by reference to Exhibit 14 to Dixie's Form 10-K dated March 3, 2010
(21)	Subsidiaries of the Registrant.	Filed herewith.
(23)	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
(31.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(a).	Filed herewith.
(31.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(a).	Filed herewith.
(32.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(b).	Filed herewith.
(32.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(b).	Filed herewith.
(101.INS)	XBRL Instance Document	Filed herewith.
(101.SCH)	XBRL Taxonomy Extension Schema Document	Filed herewith
(101.CAL)	XBRL Taxaonomy Extension Calculation Linkbase Document	Filed herewith.
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

* Commission File No. 0-2585.
** Indicates a management contract or compensatory plan or arrangement.