Form 10-Q
period 2012-03-31
DIXIE GROUP INC
filed 2012-05-08
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR

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

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer (Do not check if a smaller reporting company)	☑	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of April 23, 2012
Common Stock, $3 Par Value	12,156,590 shares
Class B Common Stock, $3 Par Value	952,784 shares
Class C Common Stock, $3 Par Value	0 shares

THE DIXIE GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands, except share data)

	March 31, 2012	December 31, 2011
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$161	$298
Receivables, net	30,409	29,173
Inventories	67,420	63,939
Deferred income taxes	5,482	5,860
Other current assets	2,763	1,729
TOTAL CURRENT ASSETS	106,235	100,999

PROPERTY, PLANT AND EQUIPMENT	184,948	183,816
Less accumulated depreciation and amortization	(118,596)	(116,275)
NET PROPERTY, PLANT AND EQUIPMENT	66,352	67,541
OTHER ASSETS	15,266	14,403
TOTAL ASSETS	$187,853	$182,943

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$16,102	$14,668
Accrued expenses	15,724	17,185
Current portion of long-term debt	2,561	2,729
TOTAL CURRENT LIABILITIES	34,387	34,582

LONG-TERM DEBT
Senior indebtedness	57,751	52,806
Mortgage note payable	9,956	10,141
Equipment notes payable	2,243	2,061
Capital lease obligations	851	349
TOTAL LONG-TERM DEBT	70,801	65,357

DEFERRED INCOME TAXES	4,323	4,804
OTHER LONG-TERM LIABILITIES	14,120	13,815
TOTAL LIABILITIES	123,631	118,558

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued - 16,170,030 shares for 2012 and 15,998,937 shares for 2011	48,510	47,997
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued - 952,784 shares for 2012 and 882,644 shares for 2011	2,858	2,648
Additional paid-in capital	137,570	138,118
Accumulated deficit	(65,945)	(65,764)
Accumulated other comprehensive loss	(91)	(88)
	122,902	122,911
Less Common Stock in treasury at cost - 4,013,440 shares for 2012 and 3,976,396 shares for 2011	(58,680)	(58,526)
TOTAL STOCKHOLDERS' EQUITY	64,222	64,385
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$187,853	$182,943
See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended
	March 31, 2012	April 2, 2011
NET SALES	$62,851	$65,954
Cost of sales	47,148	49,384
GROSS PROFIT	15,703	16,570

Selling and administrative expenses	15,062	15,393
Other operating (income) expense, net	21	(491)
OPERATING INCOME	620	1,668

Interest expense	726	932
Other (income) expense, net	3	(17)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(109)	753
Income tax provision (benefit)	(5)	109
INCOME (LOSS) FROM CONTINUING OPERATIONS	(104)	644
Loss from discontinued operations, net of tax	(77)	(21)
NET INCOME (LOSS)	$(181)	$623

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.01)	$0.05
Discontinued operations	—	—
Net income (loss)	$(0.01)	$0.05

BASIC SHARES OUTSTANDING	12,606	12,856

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.01)	$0.05
Discontinued operations	—	—
Net income (loss)	$(0.01)	$0.05

DILUTED SHARES OUTSTANDING	12,606	12,902

DIVIDENDS PER SHARE:
Common Stock	—	—
Class B Common Stock	—	—
See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(dollars in thousands)

	Three Months Ended
	March 31, 2012	April 2, 2011
NET INCOME (LOSS)	$(181)	$623

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on interest rate swaps	(81)	27
Reclassification of loss into earnings from interest rate swaps	23	87
Amortization of unrealized loss on dedesignated interest rate swaps	74	—
Reclassification of net actuarial gain into earnings from postretirement benefit plans	(6)	(5)
Reclassification of prior service credits into earnings from postretirement benefit plans	(13)	(14)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(3)	95

COMPREHENSIVE INCOME (LOSS)	$(184)	$718
See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Three Months Ended
	March 31, 2012	April 2, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$(104)	$644
Loss from discontinued operations	(77)	(21)
Net income (loss)	(181)	623

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,402	2,519
Change in deferred income taxes	(101)	(199)
Net gain on property, plant and equipment disposals	—	(1)
Stock-based compensation expense	159	173
Excess tax benefits from stock-based compensation	(16)	—
Changes in operating assets and liabilities:
Receivables	(1,236)	(1,331)
Inventories	(3,481)	(8,461)
Other current assets	(1,034)	(1,393)
Accounts payable and accrued expenses	732	5,668
Other operating assets and liabilities	(591)	(386)
NET CASH USED IN OPERATING ACTIVITIES	(3,347)	(2,788)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	—	1
Purchase of property, plant and equipment	(501)	(1,101)
NET CASH USED IN INVESTING ACTIVITIES	(501)	(1,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on previous credit line	—	4,678
Payments on previous term loan	—	(502)
Net borrowings on current credit line	4,945	—
Payments on current mortgage note payable	(184)	—
Payments on previous mortgage note payable	—	(98)
Borrowings on equipment financing	452	—
Payments on equipment financing	(313)	(759)
Payments on capitalized leases	(29)	(110)
Payments on notes payable	(226)	(165)
Change in outstanding checks in excess of cash	(743)	1,008
Common stock acquired for treasury	(154)	(127)
Excess tax benefits from stock-based compensation	16	—
Payments for debt issuance costs	(53)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,711	3,925

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(137)	37
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	298	244
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$161	$281

Supplemental Cash Flow Information:
Interest paid	$642	$800
Income taxes paid, net of tax refunds	1,199	33
Equipment purchased under capital leases	631	—
See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements which do not include all the information and footnotes required by such accounting principles for annual financial statements.  In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.  The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2011.  Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire 2012 year. The three months ended March 31, 2012 contains 13 weeks compared with 14 weeks for the three months ended April 2, 2011.

The Company evaluated subsequent events through the date the financial statements were issued.

The Company is in one line of business, carpet manufacturing.

NOTE B - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board ("the Boards") on fair value measurement. The collective efforts of the Boards and their staffs have resulted in common requirements, including a consistent meaning of the term "fair value." The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The ASU was effective during the first quarter of 2012 and its adoption did not have a material effect on the Company's Consolidated Condensed Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU eliminates the option to report other comprehensive income and its components in the statement of stockholders equity and requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. The Company early adopted this ASU in the prior year and presented the components of other comprehensive income in a separate statement following the statement of operations. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 . ASU 2011-12 deferred the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to other comprehensive income. These amendments were delayed to allow the FASB time to redeliberate whether to present the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income on the face of the financial statements for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, the Company is required to continue reporting reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect that the adoption of this ASU will have a a material effect on the Company’s Consolidated Condensed Financial Statements.

NOTE C - STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Condensed Financial Statements.  The number of shares to be issued is determined by dividing the specified dollar value of the award by the market value per share on the grant date.  Pursuant to a policy adopted by the Compensation Committee of the Board of Directors applicable to awards granted for years 2009 through 2012, $5.00 per share will be used as the market value per share

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

to calculate the number of shares to be issued if the market value per share is less than $5.00 per share on the grant date. The Company's stock compensation expense was $159 for the three months ended March 31, 2012 and $173 for the three months ended April 2, 2011.

On March 12, 2012, the Company issued 241,233 shares of restricted stock to officers and other key employees.  The grant-date fair value of the awards was $998, or $4.135 per share, and will be recognized as stock compensation expense over the vesting periods which range from 2 to 15 years from the date the awards were granted.  Each award is subject to a continued service condition.  The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

NOTE D - RECEIVABLES

Receivables are summarized as follows:

	March 31, 2012	December 31, 2011
Customers, trade	$29,893	$28,372
Other receivables	1,066	1,268
Gross receivables	30,959	29,640
Less allowance for doubtful accounts	(550)	(467)
Net receivables	$30,409	$29,173

The Company had notes receivable in the amount of $476 and $483 at March 31, 2012 and December 31, 2011, respectively. The current portions of notes receivable are included in other receivables above and the non-current portions are included in other assets in the Company's Consolidated Condensed Financial Statements.

NOTE E - INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method, which generally matches current costs of inventory sold with current revenues, for substantially all inventories.  Inventories are summarized as follows:

	March 31, 2012	December 31, 2011
Raw materials	$20,893	$19,624
Work-in-process	14,263	13,116
Finished goods	46,930	45,840
Supplies, repair parts and other	468	351
LIFO reserve	(15,134)	(14,992)
Total inventories	$67,420	$63,939

NOTE F - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	March 31, 2012	December 31, 2011
Compensation and benefits	$4,930	$4,348
Provision for customer rebates, claims and allowances	3,822	4,249
Outstanding checks in excess of cash	1,985	2,728
Other	4,987	5,860
Total accrued expenses	$15,724	$17,185

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

NOTE G - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products.  At the time sales are recorded, the Company records reserves for the estimated costs of defective products and failure of its products to meet applicable performance standards.  The level of reserves the Company establishes is based primarily upon historical experience, including the level of sales and evaluation of pending claims.  Product warranty reserves are included in accrued expenses in the Company's Consolidated Condensed Financial Statements.  The following is a summary of the Company's product warranty activity.

	Three Months Ended
	March 31, 2012	April 2, 2011
Warranty reserve at beginning of period	$1,219	$1,472
Warranty liabilities accrued	742	785
Warranty liabilities settled	(867)	(768)
Changes for pre-existing warranty liabilities	12	(40)
Warranty reserve at end of period	$1,106	$1,449

NOTE H - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	March 31, 2012	December 31, 2011
Senior indebtedness	$57,751	$52,806
Mortgage note payable	10,694	10,878
Equipment notes payable	3,493	3,354
Notes payable	358	584
Capital lease obligations	1,066	464
Total long-term debt	73,362	68,086
Less: current portion of long-term debt	(2,561)	(2,729)
Total long-term debt, less current portion	$70,801	$65,357

Senior indebtedness

On September 14, 2011, the Company entered into a five-year, secured revolving credit facility (the "senior credit facility"). The senior credit facility provides for a maximum of $90,000 of revolving credit, subject to borrowing base availability, including limited amounts of credit in the form of letters of credit and swingline loans. The borrowing base is equal to specified percentages of the Company's eligible accounts receivable, inventories and fixed assets less reserves established, from time to time, by the administrative agent under the senior credit facility.

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

The Company can use the proceeds of the senior credit facility for general corporate purposes, including financing acquisitions and refinancing other indebtedness. As of March 31, 2012, the unused borrowing availability under the senior credit facility was $18,113.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

Mortgage Note Payable

On September 13, 2011, the Company entered into a five-year $11,063 mortgage loan. The mortgage loan is secured by the Company's Susan Street facility and liens secondary to the senior credit facility. The mortgage loan is scheduled to mature on September 13, 2016. The mortgage loan bears interest at a variable rate equal to one month LIBOR plus 3.00% and is payable in equal monthly installments of principal of $61, plus interest calculated on the declining balance of the mortgage loan, with a final payment of $7,436 due on maturity.

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

The Company's interest rate swaps and related instruments are measured under the fair value guidance.  The following table summarizes the hierarchy level the Company used to determine fair value of its interest rate swaps and related instruments as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011	Fair Value Hierarchy Level
Assets:
Interest rate swaptions	$183	$197	Level 2

Liabilities:
Interest rate swaps	$931	$958	Level 2

The fair value of the interest rate swaps and swaptions was obtained from external sources. The interest rate swaps and swaptions were valued using observable inputs (e.g., LIBOR yield curves, credit spreads). Valuations of interest rate swaps may fluctuate considerably from period-to-period due to volatility in underlying interest rates, which are driven by market conditions and the duration of the instrument. Credit adjustments could have a significant impact on the valuations due to changes in credit ratings of the Company or its counterparties.

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$161	$161	$298	$298
Notes receivable, including current portion	476	476	483	483
Interest rate swaptions	183	183	197	197
Financial Liabilities:
Long-term debt and capital leases, including current portion	73,362	75,364	68,086	68,900
Interest rate swaps	931	931	958	958

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

The fair values of the Company's long-term debt and capital leases were estimated using market rates the Company believes would be available for similar types of financial instruments and represent level 2 measurements.  The fair values of cash and cash equivalents and notes receivable approximate their carrying amounts due to the short-term nature of the financial instruments.

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

Derivatives designated as cash flow hedges relate to specific liabilities on the Company's Consolidated Condensed Balance Sheets.  The Company assesses, both at inception and on an ongoing basis, whether the derivatives that are used in the hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.  When it is determined that a derivative is not highly effective or the derivative expires, is sold, terminated or exercised, the Company discontinues hedge accounting for that specific instrument.  Changes in the fair value of effective cash flow hedges are deferred in accumulated other comprehensive income (loss) ("AOCIL") and reclassified into earnings in the same periods during which the hedged transaction affects earnings.  Changes in the fair value of derivatives that are not effective hedges or that are not designated as hedges are recognized in income.

The following is a summary of the Company's interest rate swaps and swaptions as of March 31, 2012:

Type	Notional Amount		Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$5,351	*	April 1, 2003 through April 1, 2013	4.54%	1 Month LIBOR
Interest rate swap	$25,000		July 11, 2010 through May 11, 2013	1.42%	1 Month LIBOR
Interest rate swap	$10,000		October 3, 2011 through September 1, 2016	1.33%	1 Month LIBOR
Interest rate swap	$10,000		March 1, 2013 through September 1, 2016	1.62%	1 Month LIBOR
Interest rate swap	$5,000		June 1, 2013 through September 1, 2016	1.70%	1 Month LIBOR
Swaption	$10,000		March 1, 2013 through September 1, 2016, exercisable on September 2, 2014	0.38%	N/A
Swaption	$5,000		June 1, 2013 through September 1, 2016, exercisable on September 1, 2015	0.18%	N/A

* Interest rate swap has an amortizing notional amount.

The following table summarizes the fair values of derivative instruments included in the Company's Consolidated Condensed Balance Sheets:

	Location on Consolidated Condensed Balance Sheets	Fair Value
		March 31, 2012	December 31, 2011
Asset Derivatives:
Derivatives not designated as hedging instruments:
Interest rate swaptions	Other Assets	$183	$197
Total Asset Derivatives		183	197

Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued Expenses	$604	$559
Interest rate swaps, long term portion	Other Liabilities	327	399
Total Liability Derivatives		931	958

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

The following tables summarize the pre-tax impact of derivative instruments on the Company's financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	Three Months Ended
	March 31, 2012	April 2, 2011
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(130)	$44

	Amount of Gain or (Loss) Reclassified from AOCIL on the effective portion into Income (1)(2)
	Three Months Ended
	March 31, 2012	April 2, 2011
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(156)	$(140)

	Amount of Gain or (Loss) Recognized on the ineffective portion in Income on Derivative (3)
	Three Months Ended
	March 31, 2012	April 2, 2011
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$—	$2

	Amount of Gain or (Loss) Recognized in Income on Derivative (4)
	Three Months Ended
	March 31, 2012	April 2, 2011
Derivatives not designated as hedging instruments:
Interest rate swaptions	$(14)	$—

(1)	The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's Consolidated Condensed Statements of Operations.

(2)	The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to March 31, 2012 is $604.

(3)
The amount of gain (loss) recognized in income on the ineffective portion of interest rate swaps is included in other (income) expense, net on the Company's Consolidated Condensed Statements of Operations.

(4)
The amount of gain (loss) recognized in income for derivatives not designated as hedging instruments is included in other (income) expense, net on the Company's Consolidated Condensed Statements of Operations.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

NOTE J - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors two 401(k) defined contribution plans covering substantially all associates.  The Company generally matches participants' contributions, on a sliding scale, up to a maximum of 5% of the participant's earnings.  The Company did not match participants' contributions for one of the two 401(k) plans for the 2011 plan year; however, for the 2012 plan year, the Company plans on matching participants' contributions up to a maximum of 3% of the participants' earnings. In addition to the discretionary match for this plan, the plan also provides for an additional Company contribution if the Company attains certain performance targets. Matching contributions for the 401(k) plan were $155 and $23 for the three months ended March 31, 2012 and April 2, 2011, respectively.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation.  The obligations owed to participants under this plan were $11,296 at March 31, 2012 and $10,927 at December 31, 2011 and are included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors.  The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan.  Amounts are invested in company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $11,821 at March 31, 2012 and $10,913 at December 31, 2011 and is included in other assets in the Company's Consolidated Condensed Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees.  Expenses related to the multi-employer pension plan were $71 and $72 for the three months ended March 31, 2012 and April 2, 2011, respectively.

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

Components of net periodic benefit cost (credit) for all postretirement plans are summarized as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
Service cost	$2	$2
Interest cost	6	7
Amortization of prior service credits	(22)	(23)
Recognized net actuarial gains	(10)	(8)
Net periodic benefit cost (credit)	$(24)	$(22)

Amounts contributed or expected to be contributed by the Company during the current fiscal year to its postretirement plans are not anticipated to be significantly different from amounts disclosed in the Company's 2011 Annual Report filed on Form 10-K.

NOTE K - INCOME TAXES

The Company's effective income (benefit) tax rate, based upon estimated annual income tax rates, was (4.6)% for the three months ended March 31, 2012 and 14.5% for the three months ended April 2, 2011. The difference between the effective rate and the statutory rates for the three months ended March 31, 2012 was primarily due to the effect of the domestic manufacturing deduction, change in state valuation allowances and interest charges related to an IRS audit for tax years 2004 through 2009. The difference for the three months ended April 2, 2011 was primarily due to the inclusion of a $492 non-taxable settlement gain associated with a company-owned insurance policy.

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

The Company's unrecognized tax benefits were $16 at March 31, 2012 and December 31, 2011.  Due to the Company's valuation allowances, such benefits, if recognized, would not significantly affect the Company's effective tax rate.  There were no significant interest or penalties accrued as of March 31, 2012 or December 31, 2011. The Company does not expect its unrecognized tax benefits to change significantly during the next twelve months.  The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense.

NOTE L - COMMON STOCK AND EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended
	March 31, 2012	April 2, 2011
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(104)	$644
Less: Allocation of earnings to participating securities	—	(15)
Income (loss) from continuing operations available to common shareholders - basic	$(104)	$629
Basic weighted-average shares outstanding (1)	12,606	12,553
Basic earnings (loss) per share - continuing operations	(0.01)	0.05

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to common shareholders - basic	$(104)	$629
Add: Undistributed earnings reallocated to unvested shareholders	—	—
Income (loss) from continuing operations available to common shareholders - basic	$(104)	$629
Basic weighted-average shares outstanding (1)	12,606	12,553
Effect of dilutive securities:
Stock options (2)	—	1
Directors' stock performance units (2)	—	45
Diluted weighted-average shares outstanding (1)(2)	12,606	12,599
Diluted earnings (loss) per share - continuing operations	(0.01)	0.05

(1)	Includes Common and Class B Common shares, less shares held in treasury, in thousands.

(2)
Because their effects are anti-dilutive, shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock at the end of the relevant period, unvested restricted stock deemed to be participating securities, directors' stock performance units, and shares issuable on conversion of subordinated debentures into shares of Common Stock have been excluded.  Aggregate shares excluded for the three months ending March 31, 2012 and April 2, 2011 were 1,339 and 1,158, respectively.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

NOTE M - OTHER COMPREHENSIVE INCOME (LOSS)

Components of other comprehensive income (loss) are as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps:
Before income taxes	$(130)	$44
Income taxes	(49)	17
Net of taxes	(81)	27
Reclassification of loss into earnings from interest rate swaps:
Before income taxes	37	140
Income taxes	14	53
Net of taxes	23	87
Amortization of unrealized loss on dedesignated interest rate swaps:
Before income taxes	119	—
Income taxes	45	—
Net of taxes	74	—
Reclassification of net actuarial gain into earnings from postretirement benefit plans:
Before income taxes	(10)	(8)
Income taxes	(4)	(3)
Net of taxes	(6)	(5)
Reclassification of prior service credits into earnings from postretirement benefit plans:
Before income taxes	(22)	(23)
Income taxes	(9)	(9)
Net of taxes	(13)	(14)
Other comprehensive income (loss)	$(3)	$95

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 31, 2011	$(565)	$477	$(88)
Unrealized gain (loss) on interest rate swaps, net of tax of $49	(81)	—	(81)
Reclassification of loss into earnings from interest rate swaps, net of tax of $14	23	—	23
Amortization of unrealized loss on dedesignated interest rate swaps, net of tax of $45	74	—	74
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $4	—	(6)	(6)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $9	—	(13)	(13)
Balance at March 31, 2012	$(549)	$458	$(91)

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

NOTE N - OTHER (INCOME) EXPENSE

Other income and expense is summarized as follows:

	Three Months Ended
	March 31, 2012	April 2, 2011
Other operating (income) expense, net:
Insurance proceeds (1)	$—	$(492)
Gain on property, plant and equipment disposals	—	(1)
Retirement expenses	83	72
Miscellaneous (income) expense	(62)	(70)
Other operating (income) expense, net	$21	$(491)

Other (income) expense, net:
Loss on non-hedged swaptions	$14	$—
Miscellaneous (income) expense	(11)	(17)
Other (income) expense, net	$3	$(17)

(1) The Company recognized a settlement gain of $492 from a company-owned insurance policy during the three months ending April 2, 2011.

NOTE O - FACILITY CONSOLIDATION AND SEVERANCE EXPENSES, NET

2008 Facilities Consolidation

In 2008 and 2009, in response to the difficult economic conditions, the Company consolidated certain manufacturing operations and ceased operating in a leased facility and made organizational changes to reduce staff and expenses throughout the Company ("2008 Facilities Consolidation"). Costs related to the facilities consolidation included equipment and inventory relocation, severance costs, employee relocation, asset impairments and costs associated with terminating a lease obligation. During the three months ended April 2, 2011, the Company had expenses of $10 associated with this plan. Total costs to complete this restructuring plan were $7,410. There are no remaining costs to be incurred under this plan.

2009 Organization Restructuring

In 2009, the Company developed and implemented a plan to realign its organizational structure to combine its three residential carpet units into one business with three distinct brands ("2009 Organization Restructuring").  As a result, the Company's residential business is organized much like its commercial carpet business and more like the rest of the industry.  Costs related to the organization realignment included severance costs, associate relocation expenses and costs related to the migration of certain computer applications necessary to support the realignment. During the three months ended April 2, 2011, the Company had a reduction of expenses of $10 associated with this plan. Total costs to complete this restructuring plan were $1,450. There are no remaining costs to be incurred under this plan.

NOTE P - CONTINGENCIES

The Company assesses its exposure related to legal matters, including those pertaining to product liability, safety and health matters and other items that arise in the regular course of its business. If the Company determines that it is probable a loss has been incurred, the amount of the loss, or an amount within the range of loss, that can be reasonably estimated will be recorded.

Environmental Remediation

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and estimable. Remediation obligations are accrued based on the latest available information and are recorded at undiscounted amounts. The Company regularly monitors the progress of environmental remediation. Should studies indicate that the cost of remediation has changed from the previous estimate, an adjustment to the liability would be recorded in the period in which such determination is made. (See Note Q)

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

NOTE Q - DISCONTINUED OPERATIONS

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

	Three Months Ended
	March 31, 2012	April 2, 2011
Loss from discontinued operations:
Before income taxes	$(107)	$(32)
Income tax benefit	(30)	(11)
Loss from discontinued operations, net of tax	$(77)	$(21)

Workers' Compensation

Undiscounted reserves are maintained for the self-insured workers' compensation obligations. These reserves are administered by a third party workers' compensation service provider under the supervision of Company personnel. Such reserves are reassessed on a quarterly basis. Pre-tax cost incurred for workers' compensation as a component of discontinued operations was $17 and $23 for the three months ended March 31, 2012 and April 2, 2011, respectively and primarily represent a change in estimate for each period from unforeseen medical costs associated with the Company's obligations.

Environmental Remediation

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has ongoing expenses at five previously owned sites that were associated with its discontinued textile businesses. Each of these sites contains relatively low levels of ground or ground water contaminants. Each site has a Corrective Action Plan ("CAP") with the applicable authoritative state regulatory body responsible for oversight for environmental compliance and the Company contracts with third party qualified environmental specialists for related remediation, monitoring and reporting for each location. The CAP for four of these sites involves natural attenuation (degradation of the contaminants through naturally occurring events) over periods currently estimated at 10 to 20 years and the CAP on the remaining site involves a pump and treat remediation process, currently estimated to remediate over a period of 25 years. Additionally, the Company has an environmental liability related to the property of a facility and related business that was sold in 2004. The CAP, involving an oxidation-based remediation plan, was approved in 2010 and is currently estimated to remediate over a 7 year period beginning in 2010. The Company has an accrual for environmental remediation obligations of $1,809 and $1,733 as of March 31, 2012 and December 31, 2011, respectively. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from our estimates.

Pre-tax cost for environmental remediation obligations classified as discontinued operations was $90 and $9 for the three months ended March 31, 2012 and April 2, 2011, respectively. Costs in each period were primarily a result of specific events requiring action and additional expense in each period.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following is presented to update the discussion of results of operations and financial condition included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies were outlined in Management's Discussion and Analysis of Results of Operations and Financial Condition in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no changes to those critical accounting policies subsequent to the date of that report.

OVERVIEW

At year end, we noted that since the historic downturn that began in 2008-2009, our sales had grown substantially ahead of the industry. Although our residential sales growth has continued to exceed that of the industry, our commercial business has significantly underperformed the industry's modest growth during the first quarter. As a result, our first quarter sales growth is now comparable to overall industry growth rates. Our residential sales growth rate was sustained by growth in our upper-end retail brands that more than offset a decline in sales to the mass merchant sector. Sales in our commercial sector substantially underperformed the comparable year ago sales period, which was very strong, and we have seen a significant softening of commercial business since the middle of 2011. We are taking advantage of several opportunities to invest in products we believe will further differentiate us from the competition. We have access to two new yarn systems that are limited in distribution and provide exceptional softness and colorfastness qualities. In addition, we have developed a new “permaset process” for wool which will allow our designer customers unlimited choice of colorations. As a result, during 2012 we have invested at an increased rate in sampling initiatives related to these product offerings as compared to the same time a year ago.
We remain cautiously optimistic about conditions that affect the higher-end markets we serve but we have experienced increases in certain of raw material costs in 2011 and the first quarter of 2012, although we have, as has the industry, implemented sales price increases to recoup these cost increases.

RESULTS OF OPERATIONS

The first quarter of 2012 contained 13 operating weeks compared with 14 operating weeks in the first quarter of 2011. Discussions below related to percentage changes in net sales have been adjusted to reflect the comparable number of weeks in the reporting periods and are qualified with the term “net sales as adjusted”. We believe "net sales as adjusted" will assist our financial statement users in understanding the rate of growth in our business in the comparative periods. (See reconciliation of net sales to adjusted net sales below.)

Reconciliation of Net Sales to Net Sales as Adjusted

	Three Months Ended
	March 31, 2012	April 2, 2011	Percent Increase/(Decrease)
Net sales as reported	$62,851	$65,954	(4.7)%
Adjustment to net sales:
Impact of shipping weeks	—	(4,711)
Net sales as adjusted	$62,851	$61,243	2.6%

The following table sets forth certain elements of our continuing operating results as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31, 2012	April 2, 2011
Net sales	100.0%	100.0%
Cost of sales	75.0%	74.9%
Gross profit	25.0%	25.1%
Selling and administrative expense	24.0%	23.3%
Other operating (income) expenses, net	—%	(0.7)%
Operating income	1.0%	2.5%

Net Sales. Net sales for the 13 operating week quarter ended March 31, 2012 were $62.9 million compared with net sales of $66.0 million for the 14 operating week quarter ended April 2, 2011. On the basis of a “net sales as adjusted”, net sales increased 2.6% in the first quarter of 2012 versus the first quarter of 2011. Net sales as adjusted of residential carpet sales reflected an increase of 5.7% and net sales as adjusted of commercial carpet decreased 8.2%. Net sales, as adjusted, in each of our residential brands through our retail channels, increased in the first quarter of 2012 compared with 2011. Our commercial sales were down as compared to a very strong period a year ago.

Cost of Sales. Cost of sales as a percentage of net sales was relatively unchanged in the first quarter of 2012 compared with the same period in 2011. We believe we are able to maintain a consistent margin as a percentage of net sales in the quarter-to-quarter periods despite an environment of raw materials cost increases subsequent to the first quarter of 2011 due to sales price increases we implemented and margin improvements due to product mix in our higher-end product offerings.

Gross Profit. Gross profit was $15.7 million, or 25.0% of sales, in the 13-operating week quarter ended March 31, 2012 compared with $16.6 million, or 25.1% of sales, in the year-earlier 14-operating week period.

Selling and Administrative Expenses. Selling and administrative expenses were 24.0% of sales in the quarter ended March 31, 2012 compared with 23.3% of sales in the quarter ended April 2, 2011. The 2011 quarterly period included a charge of $625 thousand related to a workers compensation incident during the period. Excluding this charge, selling and administrative expenses in the first quarter of 2011 were 22.4%, or 1.6 percentage points below the first quarter of 2012. The cost increases as a percentage of sales in the 2012 period compared to the year-earlier period was principally due to a higher level of investment in samples related to new product offerings designed to introduce products that we believe will further differentiate us in the higher-end markets.

Other Operating (Income) Expense, Net. Other operating expense was $21 thousand in the first quarter of 2012 compared with operating income of $491 thousand in the first quarter of 2011. The 2011 period included income of $492 thousand as a result of a settlement gain related to a company-owned insurance policy.

Operating Income. We reported operating income of $620 thousand in the first quarter of 2012 compared with operating income of $1.7 million in the first quarter of 2011. Approximately $1.0 million of the decrease in operating income in 2012 compared with 2011 is a result of one less operating week in the 2012 period in addition to the items discussed above.

Interest Expense. Interest expense decreased $206 thousand in the first quarter of 2012 compared with the same period in 2011. Approximately $70 thousand of the decrease in the 2012 period was due to one less operating week in 2012 compared with 2011 and the remainder, or $136 thousand, was principally as a result of lower interest rates in 2012 associated with our new debt agreements and modifications implemented in the third quarter of 2011.

Other (Income) Expense, Net. Other (income) expense was not significant in either the first quarter of 2012 or 2011.

Income Tax Provision (Benefit). Our effective income tax benefit rate was 4.6% in the first quarter of 2012 compared with a provision of 14.5% in the first quarter of 2011. The effective tax rate in the first quarter of 2012 differed from statutory rates primarily due to the effect of the domestic manufacturing deduction, change in state valuation allowances and interest charges related to an IRS audit for tax years 2004 through 2009 related to a settlement of an internal revenue service audit. The effective tax rate in the first quarter of 2011 differed from statutory rates primarily as a result of a non-taxable settlement gain related to company-owned insurance and the effects of permanent differences on pre-tax earnings utilized in the tax calculations.

Income (Loss) from Continuing Operations. The first quarter of 2012 reflected a loss from continuing operations of $104 thousand, or $0.01 per diluted share, compared with income from continuing operations was $644 thousand, or $0.05 per diluted share in the first quarter of 2011.

Net Income (Loss). Discontinued operations was a loss of $77 thousand, or $0.00 per diluted share, in the first quarter of 2012 compared with a loss of $21 thousand, or $0.00 per diluted share, in the same period in 2011. Including discontinued operations, the quarter ended March 31, 2012 was a net loss of $181 thousand, or $0.01 per diluted share, compared with net income of $623 thousand, or $0.05 per diluted share, in the first quarter of 2011.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2012, debt increased $4.6 million under our senior credit line and machinery note agreements and an additional $631 thousand related to equipment acquired under a capitalized lease for a total increase in debt of $5.3 million. The funded debt increase of $4.6 million was used to finance our operations including $3.3 million in operating activities, $501 thousand in property, plant and equipment purchases, $154 thousand to acquire our common stock for treasury, and a reduction in outstanding checks in excess of cash of $743 thousand.

Working capital increased $5.4 million in the first three months of 2012, principally as a result of an increase of $3.5 million in inventories to accommodate anticipated increased levels of business. Receivables increased $1.2 million while other current assets increased $1.0 million primarily related to product sales support. Accounts payable and accrued expenses, including current portion of long-term debt, reflected a decrease of $195 thousand.

Capital asset acquisitions for the three months ended March 31, 2012 were $1.1 million; $501 thousand through funded debt and $631 thousand of equipment acquired under a capitalized lease, while depreciation and amortization was $2.4 million. We expect capital expenditures to be approximately $6.0 million for fiscal 2012, while depreciation and amortization is expected to be approximately $9.6 million. Planned capital expenditures in 2012 are primarily for new machinery and equipment.

Debt Facilities

On September 14, 2011, we entered into a five-year, secured revolving credit facility (the "senior credit facility"). The senior credit facility provides for a maximum of $90.0 million of revolving credit, subject to borrowing base availability, including limited amounts of credit in the form of letters of credit and swingline loans. The borrowing base is equal to specified percentages of our eligible accounts receivable, inventories and fixed assets less reserves established, from time to time, by the administrative agent under the senior credit facility.
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
We can use the proceeds of the senior credit facility for general corporate purposes, including financing acquisitions and refinancing other indebtedness. As of March 31, 2012, the unused borrowing availability under the senior credit facility was $18.1 million.
On September 13, 2011, the Company entered into a five-year $11.1 million mortgage loan. The mortgage loan is secured by the Company's Susan Street facility and liens secondary to the senior credit facility. The mortgage loan is scheduled to mature on September 13, 2016. The mortgage loan bears interest at a variable rate equal to one month LIBOR plus 3.00% and is payable in equal monthly installments of principal of $61 thousand, plus interest calculated on the declining balance of the mortgage loan, with a final payment of $7.4 million due on maturity.
 RECENT ACCOUNTING PRONOUNCEMENTS
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board ("the Boards") on fair value measurement. The collective efforts of the Boards and their staffs have resulted in common requirements, including a consistent meaning of the term "fair value." The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The ASU was effective during the first quarter of 2012 and its adoption did not have a material effect on our Consolidated Condensed Financial Statements.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU eliminates the option to report other comprehensive income and its components in the statement of stockholders equity and requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. We early adopted this ASU in the prior year and presented the components of other comprehensive income in a separate statement following the statement of operations. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 . ASU 2011-12 deferred the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to other comprehensive income. These amendments were delayed to allow the FASB time to redeliberate whether to present the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income on the face of the financial statements for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, we are required to continue reporting reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. We do not expect that the adoption of this ASU will have a a material effect on our Consolidated Condensed Financial Statements.
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

At March 31, 2012, $28,093, or approximately 38% of our total debt, was subject to floating interest rates.  A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $60.

Item 4 - Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated  the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2012, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of shares of our Common Stock during the three months ended March 31, 2012:

Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
February 4, 2012	—	$—	—
March 3, 2012	—	—	—
March 31, 2012	37,044	4.16	37,044
Three Months Ended March 31, 2012	37,044	$4.16	$37,044	$4,520,679

(1)  On August 8, 2007, we announced a program to repurchase up to $10 million of our Common Stock.

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - Mine Safety Disclosures
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

THE DIXIE GROUP, INC.
(Registrant)

Date: May 8, 2012	By: /s/ JON A. FAULKNER
Jon A. Faulkner Vice President and Chief Financial Officer

Date: May 8, 2012	By: /s/ D. EUGENE LASATER
D. Eugene Lasater Controller