Form 10-Q
period 2012-06-30
DIXIE GROUP INC
filed 2012-08-08
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR

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

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer (Do not check if a smaller reporting company)	☑	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of July 23, 2012
Common Stock, $3 Par Value	12,156,590 shares
Class B Common Stock, $3 Par Value	952,784 shares
Class C Common Stock, $3 Par Value	0 shares

THE DIXIE GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands, except share data)

	June 30, 2012	December 31, 2011
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$240	$298
Receivables, net	30,850	29,173
Inventories	72,940	63,939
Deferred income taxes	5,291	5,860
Other current assets	2,074	1,729
TOTAL CURRENT ASSETS	111,395	100,999

PROPERTY, PLANT AND EQUIPMENT	185,536	183,816
Less accumulated depreciation and amortization	(120,926)	(116,275)
NET PROPERTY, PLANT AND EQUIPMENT	64,610	67,541
OTHER ASSETS	14,139	14,403
TOTAL ASSETS	$190,144	$182,943

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$16,575	$14,668
Accrued expenses	16,495	17,185
Current portion of long-term debt	2,227	2,729
TOTAL CURRENT LIABILITIES	35,297	34,582

LONG-TERM DEBT
Senior indebtedness	60,732	52,806
Mortgage note payable	9,772	10,141
Equipment notes payable	2,034	2,061
Capital lease obligations	800	349
TOTAL LONG-TERM DEBT	73,338	65,357

DEFERRED INCOME TAXES	3,687	4,804
OTHER LONG-TERM LIABILITIES	13,941	13,815
TOTAL LIABILITIES	126,263	118,558

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued - 16,170,030 shares for 2012 and 15,998,937 shares for 2011	48,510	47,997
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued - 952,784 shares for 2012 and 882,644 shares for 2011	2,858	2,648
Additional paid-in capital	137,825	138,118
Accumulated deficit	(66,378)	(65,764)
Accumulated other comprehensive loss	(254)	(88)
	122,561	122,911
Less Common Stock in treasury at cost - 4,013,440 shares for 2012 and 3,976,396 shares for 2011	(58,680)	(58,526)
TOTAL STOCKHOLDERS' EQUITY	63,881	64,385
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$190,144	$182,943
See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
NET SALES	$66,566	$69,200	$129,416	$135,154
Cost of sales	50,847	52,477	97,995	101,861
GROSS PROFIT	15,719	16,723	31,421	33,293

Selling and administrative expenses	15,683	14,944	30,745	30,337
Other operating (income) expense, net	76	42	96	(450)
Facility consolidation and severance expenses, net	—	(563)	—	(563)
OPERATING INCOME (LOSS)	(40)	2,300	580	3,969

Interest expense	762	900	1,488	1,832
Other (income) expense, net	(95)	10	(92)	(6)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(707)	1,390	(816)	2,143
Income tax provision (benefit)	(303)	582	(308)	691
INCOME (LOSS) FROM CONTINUING OPERATIONS	(404)	808	(508)	1,452
Loss from discontinued operations, net of tax	(29)	(42)	(106)	(62)
NET INCOME (LOSS)	$(433)	$766	$(614)	$1,390

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.03)	$0.06	$(0.04)	$0.11
Discontinued operations	—	—	(0.01)	—
Net income (loss)	$(0.03)	$0.06	$(0.05)	$0.11

BASIC SHARES OUTSTANDING	12,633	12,596	12,619	12,574

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.03)	$0.06	$(0.04)	$0.11
Discontinued operations	—	—	(0.01)	—
Net income (loss)	$(0.03)	$0.06	$(0.05)	$0.11

DILUTED SHARES OUTSTANDING	12,633	12,648	12,619	12,624

DIVIDENDS PER SHARE:
Common Stock	—	—	—	—
Class B Common Stock	—	—	—	—
See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
NET INCOME (LOSS)	$(433)	$766	$(614)	$1,390

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized loss on interest rate swaps	(241)	(161)	(321)	(132)
Reclassification of loss into earnings from interest rate swaps	24	85	48	172
Amortization of unrealized loss on dedesignated interest rate swaps	73	—	147	—
Reclassification of net actuarial gain into earnings from postretirement benefit plans	(6)	(4)	(12)	(9)
Reclassification of prior service credits into earnings from postretirement benefit plans	(14)	(14)	(28)	(28)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(164)	(94)	(166)	3

COMPREHENSIVE INCOME (LOSS)	$(597)	$672	$(780)	$1,393
See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Six Months Ended
	June 30, 2012	July 2, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$(508)	$1,452
Loss from discontinued operations	(106)	(62)
Net income (loss)	(614)	1,390

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,782	4,879
Change in deferred income taxes	(446)	530
Net gain on property, plant and equipment disposals	—	(2)
Stock-based compensation expense	415	373
Excess tax benefits from stock-based compensation	(16)	—
Changes in operating assets and liabilities:
Receivables	(1,677)	(1,995)
Inventories	(9,001)	(10,464)
Other current assets	(345)	(2,263)
Accounts payable and accrued expenses	1,326	3,043
Other operating assets and liabilities	12	(1,181)
NET CASH USED IN OPERATING ACTIVITIES	(5,564)	(5,690)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	—	2
Purchase of property, plant and equipment	(1,058)	(2,140)
NET CASH USED IN INVESTING ACTIVITIES	(1,058)	(2,138)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on previous credit line	—	12,509
Payments on previous term loan	—	(879)
Net borrowings on current credit line	7,926	—
Payments on current mortgage note payable	(369)	—
Payments on previous mortgage note payable	—	(176)
Borrowings on equipment financing	469	—
Payments on equipment financing	(668)	(1,315)
Payments on capitalized leases	(56)	(204)
Payments on notes payable	(454)	(374)
Payments on subordinated indebtedness	—	(2,500)
Change in outstanding checks in excess of cash	(93)	801
Common stock acquired for treasury	(154)	(127)
Excess tax benefits from stock-based compensation	16	—
Payments for debt issuance costs	(53)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,564	7,735

DECREASE IN CASH AND CASH EQUIVALENTS	(58)	(93)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	298	244
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$240	$151

Supplemental Cash Flow Information:
Interest paid	$1,326	$1,887
Income taxes paid, net of tax refunds	1,229	91
Equipment purchased under capital leases	631	—
See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements which do not include all the information and footnotes required by such accounting principles for annual financial statements.  In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.  The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2011.  Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire 2012 year. The six months ended June 30, 2012 contains 26 weeks compared with 27 weeks for the six months ended July 2, 2011.

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

NOTE C - STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Condensed Financial Statements.  The number of shares to be issued is determined by dividing the specified dollar value of the award by the market value per share on the grant date.  Pursuant to a policy adopted by the Compensation Committee of the Board of Directors applicable to awards granted for years 2009 through 2012, $5.00 per share will be used as the market value per share

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

to calculate the number of shares to be issued if the market value per share is less than $5.00 per share on the grant date. The Company's stock compensation expense was $256 and $415 for the three and six months ended June 30, 2012, respectively, and $200 and $373 for the three and six months ended July 2, 2011, respectively.

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

NOTE D - RECEIVABLES, NET

Receivables are summarized as follows:

	June 30, 2012	December 31, 2011
Customers, trade	$30,390	$28,372
Other receivables	1,038	1,268
Gross receivables	31,428	29,640
Less allowance for doubtful accounts	(578)	(467)
Net receivables	$30,850	$29,173

The Company had notes receivable in the amount of $476 and $483 at June 30, 2012 and December 31, 2011, respectively. The current portions of notes receivable are included in other receivables above and the non-current portions are included in other assets in the Company's Consolidated Condensed Financial Statements.

NOTE E - INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method, which generally matches current costs of inventory sold with current revenues, for substantially all inventories.  Inventories are summarized as follows:

	June 30, 2012	December 31, 2011
Raw materials	$24,252	$19,624
Work-in-process	14,295	13,116
Finished goods	49,236	45,840
Supplies, repair parts and other	453	351
LIFO reserve	(15,296)	(14,992)
Total inventories	$72,940	$63,939

NOTE F - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	June 30, 2012	December 31, 2011
Compensation and benefits	$3,897	$4,348
Provision for customer rebates, claims and allowances	4,364	4,249
Outstanding checks in excess of cash	2,635	2,728
Other	5,599	5,860
Total accrued expenses	$16,495	$17,185

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

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Warranty reserve at beginning of period	$1,106	$1,449	$1,219	$1,472
Warranty liabilities accrued	804	828	1,546	1,613
Warranty liabilities settled	(760)	(813)	(1,627)	(1,581)
Changes for pre-existing warranty liabilities	58	(216)	70	(256)
Warranty reserve at end of period	$1,208	$1,248	$1,208	$1,248

NOTE H - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	June 30, 2012	December 31, 2011
Senior indebtedness	$60,732	$52,806
Mortgage note payable	10,509	10,878
Equipment notes payable	3,156	3,354
Notes payable	129	584
Capital lease obligations	1,039	464
Total long-term debt	75,565	68,086
Less: current portion of long-term debt	(2,227)	(2,729)
Total long-term debt, less current portion	$73,338	$65,357

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

The Company can use the proceeds of the senior credit facility for general corporate purposes, including financing acquisitions and refinancing other indebtedness. As of June 30, 2012, the unused borrowing availability under the senior credit facility was $19,320.

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

The Company's interest rate swaps and related instruments are measured under the fair value guidance.  The following table summarizes the hierarchy level the Company used to determine fair value of its interest rate swaps and related instruments as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011	Fair Value Hierarchy Level
Assets:
Interest rate swaptions	$279	$197	Level 2

Liabilities:
Interest rate swaps	$1,159	$958	Level 2

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

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$240	$240	$298	$298
Notes receivable, including current portion	476	476	483	483
Interest rate swaptions	279	279	197	197
Financial Liabilities:
Long-term debt and capital leases, including current portion	75,565	78,164	68,086	68,900
Interest rate swaps	1,159	1,159	958	958

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

The following is a summary of the Company's interest rate swaps and swaptions as of June 30, 2012:

Type	Notional Amount		Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$5,270	*	April 1, 2003 through April 1, 2013	4.54%	1 Month LIBOR
Interest rate swap	$25,000		July 11, 2010 through May 11, 2013	1.42%	1 Month LIBOR
Interest rate swap	$10,000		October 3, 2011 through September 1, 2016	1.33%	1 Month LIBOR
Interest rate swap	$10,000		March 1, 2013 through September 1, 2016	1.62%	1 Month LIBOR
Swaption	$10,000		March 1, 2013 through September 1, 2016, exercisable on September 2, 2014	2.00%	1 Month LIBOR
Interest rate swap	$5,000		June 1, 2013 through September 1, 2016	1.70%	1 Month LIBOR
Swaption	$5,000		June 1, 2013 through September 1, 2016, exercisable on September 1, 2015	1.88%	1 Month LIBOR

* Interest rate swap has an amortizing notional amount.

The following table summarizes the fair values of derivative instruments included in the Company's Consolidated Condensed Balance Sheets:

	Location on Consolidated Condensed Balance Sheets	Fair Value
		June 30, 2012	December 31, 2011
Asset Derivatives:
Derivatives not designated as hedging instruments:
Interest rate swaptions	Other Assets	$279	$197
Total Asset Derivatives		279	197

Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued Expenses	$563	$559
Interest rate swaps, long term portion	Other Long-Term Liabilities	596	399
Total Liability Derivatives		1,159	958

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

The following tables summarize the pre-tax impact of derivative instruments on the Company's financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(388)	$(259)	$(518)	$(213)

	Amount of Gain or (Loss) Reclassified from AOCIL on the effective portion into Income (1)(2)
	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(156)	$(137)	$(312)	$(277)

	Amount of Gain or (Loss) Recognized on the ineffective portion in Income on Derivative (3)
	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$—	$(1)	$—	$1

	Amount of Gain or (Loss) Recognized in Income on Derivative (4)
	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Derivatives not designated as hedging instruments:
Interest rate swaptions	$96	$—	$82	$—

(1)	The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's Consolidated Condensed Statements of Operations.

(2)	The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to June 30, 2012 is $563.

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

NOTE J - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers a significant portion, or approximately 70% of the Company's associates. This plan was modified in 2012 compared with prior years to include a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. The Company, at its discretion, did not match participants' contributions

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

in 2011. Matching contribution expense for this 401(k) plan was $0 for the three months ended June 30, 2012 and was $131 for the six months ended June 30, 2012.

Additionally, the Company sponsors a smaller 401(K) defined contribution plan that covers those associates at one facility who are under a collective-bargaining agreement, or approximately 30% of the Company's associates. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $24 and $25 for the three months ended June 30, 2012 and July 2, 2011, respectively, and $45 and $48 for the six months ended June 30, 2012 and July 2, 2011, respectively.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation.  The obligations owed to participants under this plan were $10,846 at June 30, 2012 and $10,927 at December 31, 2011 and are included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors.  The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan.  Amounts are invested in company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $11,510 at June 30, 2012 and $10,913 at December 31, 2011 and is included in other assets in the Company's Consolidated Condensed Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees.  Expenses related to the multi-employer pension plan were $63 and $74 for the three months ended June 30, 2012 and July 2, 2011, respectively, and $134 and $146 for the six months ended June 30, 2012 and July 2, 2011, respectively.

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

Components of net periodic benefit cost (credit) for all postretirement plans are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Service cost	$2	$2	$4	$4
Interest cost	6	6	12	13
Amortization of prior service credits	(22)	(22)	(44)	(45)
Recognized net actuarial gains	(9)	(7)	(19)	(15)
Net periodic benefit cost (credit)	$(23)	$(21)	$(47)	$(43)

Amounts contributed or expected to be contributed by the Company during the current fiscal year to its postretirement plans are not anticipated to be significantly different from amounts disclosed in the Company's 2011 Annual Report filed on Form 10-K.

NOTE K - INCOME TAXES

The Company's effective income tax provision (benefit) rate, based upon estimated annual income tax rates, was (42.9)% for the three months ended June 30, 2012, 41.9% for the three months ended July 2, 2011, (37.7)% for the six months ended June 30, 2012 and 32.2% for the six months ended July 2, 2011. The difference between the effective rate and the statutory rates for the three and six months ended June 30, 2012 and the three months ended July 2, 2011 was primarily due to the effect of the domestic manufacturing deduction, change in state valuation allowances, and a benefit recognized due to a adjustment of deferred taxes. The three and six months ended June 30, 2012 included interest charges related to an IRS audit for tax years 2004 through 2009. The difference for the six months ended July 2, 2011 was primarily due to the inclusion of a $492 non-taxable settlement gain associated with a company-owned insurance policy.

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

The Company's unrecognized tax benefits were $16 at June 30, 2012 and December 31, 2011.  Due to the Company's valuation allowances, such benefits, if recognized, would not significantly affect the Company's effective tax rate.  There were no significant interest or penalties accrued as of June 30, 2012 or December 31, 2011. The Company does not expect its unrecognized tax benefits to change significantly during the next twelve months.  The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense.

NOTE L - COMMON STOCK AND EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(404)	$808	$(508)	$1,452
Less: Allocation of earnings to participating securities	—	(19)	—	(35)
Income (loss) from continuing operations available to common shareholders - basic	$(404)	$789	$(508)	$1,417
Basic weighted-average shares outstanding (1)	12,633	12,596	12,619	12,574
Basic earnings (loss) per share - continuing operations	(0.03)	0.06	(0.04)	0.11

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to common shareholders - basic	$(404)	$789	$(508)	$1,417
Add: Undistributed earnings reallocated to unvested shareholders	—	19	—	35
Income (loss) from continuing operations available to common shareholders - basic	$(404)	$808	$(508)	$1,452
Basic weighted-average shares outstanding (1)	12,633	12,596	12,619	12,574
Effect of dilutive securities:
Stock options (2)	—	2	—	2
Directors' stock performance units (2)	—	50	—	48
Diluted weighted-average shares outstanding (1)(2)	12,633	12,648	12,619	12,624
Diluted earnings (loss) per share - continuing operations	(0.03)	0.06	(0.04)	0.11

(1)	Includes Common and Class B Common shares, less shares held in treasury, in thousands.

(2)
Because their effects are anti-dilutive, shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock at the end of the relevant period, unvested restricted stock deemed to be participating securities, directors' stock performance units, and shares issuable on conversion of subordinated debentures into shares of Common Stock have been excluded.  Aggregate shares excluded for the three and six months ending June 30, 2012 were 879 and 870, respectively and for the three and six months ending July 2, 2011 were 1,080 and 1,119, respectively.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

NOTE M - OTHER COMPREHENSIVE INCOME (LOSS)

Components of other comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps:
Before income taxes	$(388)	$(259)	$(518)	$(213)
Income taxes	(147)	(98)	(197)	(81)
Net of taxes	(241)	(161)	(321)	(132)
Reclassification of loss into earnings from interest rate swaps:
Before income taxes	39	137	77	277
Income taxes	15	52	29	105
Net of taxes	24	85	48	172
Amortization of unrealized loss on dedesignated interest rate swaps:
Before income taxes	117	—	236	—
Income taxes	44	—	89	—
Net of taxes	73	—	147	—
Reclassification of net actuarial gain into earnings from postretirement benefit plans:
Before income taxes	(9)	(7)	(19)	(15)
Income taxes	(3)	(3)	(7)	(6)
Net of taxes	(6)	(4)	(12)	(9)
Reclassification of prior service credits into earnings from postretirement benefit plans:
Before income taxes	(22)	(22)	(44)	(45)
Income taxes	(8)	(8)	(16)	(17)
Net of taxes	(14)	(14)	(28)	(28)
Other comprehensive income (loss)	$(164)	$(94)	$(166)	$3

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 31, 2011	$(565)	$477	$(88)
Unrealized gain (loss) on interest rate swaps, net of tax of $197	(321)	—	(321)
Reclassification of loss into earnings from interest rate swaps, net of tax of $29	48	—	48
Amortization of unrealized loss on dedesignated interest rate swaps, net of tax of $89	147	—	147
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $7	—	(12)	(12)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $16	—	(28)	(28)
Balance at June 30, 2012	$(691)	$437	$(254)

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

NOTE N - OTHER (INCOME) EXPENSE

Other operating (income) expense, net is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Other operating (income) expense, net:
Insurance proceeds (1)	$—	$—	$—	$(492)
Gain on property, plant and equipment disposals	—	(1)	—	(2)
Retirement expenses	53	85	136	156
Miscellaneous (income) expense	23	(42)	(40)	(112)
Other operating (income) expense, net	$76	$42	$96	$(450)

(1) The Company recognized a settlement gain of $492 from a company-owned insurance policy during the six months ending July 2, 2011.

Other (income) expense, net is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Other (income) expense, net:
Gain on non-hedged swaptions	$(96)	$—	$(82)	$—
Miscellaneous (income) expense	1	10	(10)	(6)
Other (income) expense, net	$(95)	$10	$(92)	$(6)

NOTE O - FACILITY CONSOLIDATION AND SEVERANCE EXPENSES, NET

2008 Facilities Consolidation

In 2008 and 2009, in response to the difficult economic conditions, the Company consolidated certain manufacturing operations and ceased operating in a leased facility and made organizational changes to reduce staff and expenses throughout the Company ("2008 Facilities Consolidation"). Costs related to the facilities consolidation included equipment and inventory relocation, severance costs, employee relocation, asset impairments and costs associated with terminating a lease obligation. During the six months ended July 2, 2011, the Company terminated the lease obligation and paid a termination fee of $700 resulting in a gain of $551 from the reduction of previously accrued estimates associated with this plan. Total costs to complete this restructuring plan were $7,410. There are no remaining costs to be incurred under this plan.

2009 Organization Restructuring

In 2009, the Company developed and implemented a plan to realign its organizational structure to combine its three residential carpet units into one business with three distinct brands ("2009 Organization Restructuring").  As a result, the Company's residential business is organized much like its commercial carpet business and more like the rest of the industry.  Costs related to the organization realignment included severance costs, associate relocation expenses and costs related to the migration of certain computer applications necessary to support the realignment. During the six months ended July 2, 2011, the Company had a reduction of expenses of $12 associated with this plan. Total costs to complete this restructuring plan were $1,450. There are no remaining costs to be incurred under this plan.

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

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Loss from discontinued operations:
Workers' compensation costs	$(16)	$—	$(33)	$(23)
Environmental remediation costs	(35)	(67)	(125)	(76)
Loss from discontinued operations, before taxes	(51)	(67)	(158)	(99)
Income tax benefit	(22)	(25)	(52)	(37)
Loss from discontinued operations, net of tax	$(29)	$(42)	$(106)	$(62)

Workers' Compensation

Undiscounted reserves are maintained for the self-insured workers' compensation obligations. These reserves are administered by a third party workers' compensation service provider under the supervision of Company personnel. Such reserves are reassessed on a quarterly basis. Pre-tax cost incurred for workers' compensation as a component of discontinued operations primarily represents a change in estimate for each period from unanticipated medical costs associated with the Company's obligations.

Environmental Remediation

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has ongoing obligations at five previously owned sites that were associated with its discontinued textile businesses. Each of these sites contains relatively low levels of ground or ground water contaminants. Each site has a Corrective Action Plan ("CAP") with the applicable authoritative state regulatory body responsible for oversight for environmental compliance and the Company contracts with third party qualified environmental specialists for related remediation, monitoring and reporting for each location. The CAP for four of these sites involves natural attenuation (degradation of the contaminants through naturally occurring events) over periods currently estimated at 10 to 20 years and the CAP on the remaining site involves a pump and treat remediation process, currently estimated to remediate over a period of 25 years. Additionally, the Company has an environmental liability related to the property of a facility and related business that was sold in 2004. The CAP, involving an oxidation-based remediation plan, was approved in 2010 and is currently estimated to remediate over a 7 year period beginning in 2010. The Company has an accrual for environmental remediation obligations of $1,756 and $1,733 as of June 30, 2012 and December 31, 2011, respectively. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from our estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

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

OVERVIEW

At year end, we noted that since the historic downturn that began in 2008-2009, our sales had grown substantially ahead of the industry. Although our residential sales growth has continued to exceed that of the industry, our commercial business has significantly underperformed the industry during the first six months of 2012. However, our backlog for commercial products increased significantly from the end of our first quarter of 2012. Our residential sales growth rate was sustained by growth in our upper-end retail brands that more than offset a decline in sales to the mass merchant sector. Sales in our commercial sector substantially underperformed the comparable year ago sales period, which was very strong, and we have seen a significant softening of commercial business since the middle of 2011. We are taking advantage of several opportunities to invest in products we believe will further differentiate us from the competition. We have access to two new yarn systems that are limited in distribution and provide exceptional softness and colorfastness qualities. In addition, we have developed a new “permaset process” for wool which will allow our designer customers unlimited choice of colorations. As a result, during 2012 we have invested at an increased rate in sampling initiatives related to these product offerings as compared to the same periods in the prior year.
Beginning in the latter part of our first quarter of 2012 and continuing through the second quarter, we have relocated certain of our tufting technologies from our manufacturing facility in Atmore, Alabama to our facility in Eton, Georgia to achieve a more favorable cost structure for the products and markets served from those technologies. We expect to have the tufting realignment complete during our third quarter. In addition, during the second quarter, we relocated certain carpet shearing equipment from our Eton facility to our Atmore facility to accommodate quality requirements. These actions resulted in incremental operating costs during the second quarter and first six months of 2012.
We remain cautiously optimistic about conditions that affect the higher-end residential markets we serve and continue to address initiatives in our commercial offerings related to our products, manufacturing processes and distribution alternatives. Additionally, in an effort to strengthen our performance in our commercial sector, we will be bringing in new leadership for our commercial business. Although, raw material prices we believe have peaked, we experienced increases in certain of our raw material costs in the first half of 2012. We implemented sales price increases to recoup these cost increases, as has the industry.

RESULTS OF OPERATIONS

Our second quarters of 2012 and 2011 each contained 13 operating weeks. Our first quarter of 2012 contained 13 operating weeks compared with 14 operating weeks in the first quarter of 2011; therefore, the first six months of 2012 contained 26 operating weeks compared with 27 operating weeks in the first six months of 2011. Discussions below related to percentage changes in net sales during the six month periods have been adjusted to reflect the comparable number of weeks in the reporting periods and are qualified with the term “net sales as adjusted”. We believe "net sales as adjusted" will assist our financial statement users to better understand the rate of growth in our business in the comparative periods. (See reconciliation of net sales to net sales as adjusted below.)

Reconciliation of Net Sales to Net Sales as Adjusted

	Six Months Ended
	June 30, 2012	July 2, 2011	Percent Increase/(Decrease)
Net sales as reported	$129,416	$135,154	(4.2)%
Adjustment to net sales:
Impact of shipping weeks	—	(4,711)
Net sales as adjusted	$129,416	$130,443	(0.8)%

The following table sets forth certain elements of our continuing operating results as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.4%	75.8%	75.7%	75.4%
Gross profit	23.6%	24.2%	24.3%	24.6%
Selling and administrative expense	23.6%	21.6%	23.8%	22.4%
Other operating (income)/expense	0.1%	0.1%	0.1%	(0.3)%
Facility consolidation and severance expenses, net	—%	(0.8)%	—%	(0.4)%
Operating income (loss)	(0.1)%	3.3%	0.4%	2.9%

Net Sales. Net sales for the quarter ended June 30, 2012 were $66.6 million compared with net sales of $69.2 million for the year-earlier quarter, or a decline 3.8%. Net sales in the first six months of 2012 were $129.4 million compared with net sales of $135.2 million in the first six months of 2011, a decline of 4.2%, or 0.8%, on a “net sales as adjusted” basis. In the second quarter of 2012, residential carpet sales reflected an increase of 5.6% and net sales of commercial carpet decreased 25.3% compared with the second quarter of 2011. Residential carpet sales increased 1.9%, or 5.6% on net sales as adjusted, and commercial net sales decreased 20.1%, or 17.3% on net sales as adjusted in the first six months of 2012 compared with the first six months of 2011. Our residential sales in the second quarter and first six months of 2012, compared with the prior-year periods, included increased sales through our higher-end retail and designer channels while residential sales declined through our mass merchant channels of distribution which are less predictable and more prone to volatility as a result of merchandising specials prevalent in the mass merchant channels. Our commercial business is more heavily concentrated in specified project oriented business which, we believe, is significantly affected by general economic uncertainties. Additionally, our commercial sales comparisons in both the second quarter and first six months of 2012 are negatively affected by extremely strong sales in the 2011 periods when we were significantly outperforming the industry in sales growth.

Cost of Sales. Cost of sales as a percentage of net sales was 76.4% in the second quarter of 2012 compared with 75.8% in the second quarter of 2011. Cost of sales was 75.7% in the first six months of 2012 compared with 75.4% in the first six months of 2011. The increase in cost of sales as a percentage of sales in both the second quarter and first six months was partially attributable to the effects of costs incurred in the 2012 periods related to the machinery realignments discussed in the overview section above as well as higher expenses due to the development of new fibers.

Gross Profit. Gross profit dollars decreased $1.0 million in the second quarter of 2012 compared with the second quarter 2011 and decreased $1.9 million in the first six months of 2012 compared with the same period in 2011 primarily reflecting the effects of the decreased sales volume and higher costs of sales. In the second quarter and first six months of 2012, gross profit as a percentage of sales declined 0.6% and 0.3%, respectively compared with the 2011 periods. The second quarter and first six months of 2012 included incremental costs of $536 thousand and $754 thousand, respectively, associated with the equipment realignment discussed above.

Selling and Administrative Expenses. Selling and administrative expenses increased 2.0% as a percentage of sales in the second quarter of 2012 compared with the same period in 2011 and increased 1.4% as a percent of sales in the first six months of 2012 compared with the first six months of 2011. The higher selling and administrative expenses as a percentage of sales is primarily a result of the increased sampling costs in the 2012 periods related to the new product initiatives discussed in the overview section above.

Other Operating (Income) Expense, Net. Other operating expense was negligible in the second quarters of 2012 and 2011 and for the first six months of 2012. The first six months of 2011 included a gain of $492 thousand related to the settlement of a company-owned insurance policy.

Facility Consolidation and Severance Expenses, Net. We fulfilled our lease agreement obligations associated with our California facility in the second quarter of 2011 resulting in the recognition of a $563 thousand gain as a result of the reversal of previously estimated contractual obligations under the lease agreement.

Operating Income (Loss). We reported an operating loss of $40 thousand in the second quarter of 2012 compared with operating income of $2.3 million in the second quarter of 2011. Operating income was $580 thousand in the first six months of 2012 compared with operating income of $4.0 million in the first six months of 2011. Operating results in the 2012 reporting periods were negatively affected by the lower sales volume, incremental equipment relocation expenses and increased sample costs. Operating results in 2011 were favorably affected by the gains from the facilities consolidation and settlement of the company-owned insurance policy.

Interest Expense. Interest expense decreased $138 thousand in the second quarter of 2012 and $344 thousand for the first six months of 2012, respectively compared with the same periods in 2011. The reductions are principally a result of lower interest rates in the 2012 periods compared with the 2011 periods, including the effects of related interest rate swaps.

Other Income Expense, Net. Other income in the second quarter and first six months of 2012 included a gain of $96 thousand from a non-hedged financial debt instrument.

Income Tax Provision (Benefit). Our effective income tax benefit rate was 42.9% in the second quarter of 2012 and 37.7% for the first six months of 2012 compared with a tax provision rate of 41.9% in the second quarter of 2011 and 32.2% for the first six months of 2011. The effective tax rates in the second quarter of 2012 and 2011 and the first six months of 2012 differed from statutory rates primarily as a result of the estimated effects of certain manufacturing related tax deductions, changes in state valuation allowances, and the adjustment of deferred taxes. The 2012 periods additionally included interest related to the settlement of an IRS audit. The tax rate for the first six months of 2011 differed from statutory rates principally as a result of a non-taxable settlement gain in the first quarter of 2011 related to company-owned insurance and the effects of permanent differences on pre-tax earnings utilized in the tax calculations in the 2011 reporting period.

Income (Loss) from Continuing Operations. We had a loss from continuing operations of $404 thousand, or $0.03 per diluted share in the second quarter of 2012 compared with income from continuing operations of $808 thousand, or $0.06 per diluted share in the second quarter of 2011. Continuing operations reflected a loss of $508 thousand, or $0.04 per diluted share, for the first six months of 2012 compared with income from continuing operations of $1.5 million, or $0.11 per diluted share, in the first six months of 2011.

Net Income (Loss). Discontinued operations reflected a loss of $29 thousand, or $0.00 per diluted share, in the second quarter of 2012 compared with a loss of $42 thousand, or $0.00 per diluted share, in the same period in 2011. Discontinued operations reflected a loss of $106 thousand, or $0.01 per diluted share, in first the first six months of 2012 compared with a loss of $62 thousand, or $0.00 per diluted share, in the first six months of 2011. Including discontinued operations, we had a net loss of $433 thousand, or $0.03 per diluted share, in the second quarter of 2012 compared with net income of $766 thousand, or $0.06 per diluted share, in the second quarter of 2011.The first six months of 2012 reflected a loss of $614 thousand, or $0.05 per diluted share compared with net income of $1.4 million, or $0.11 per diluted share, in the comparable six month period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2012, debt increased $6.9 million under our senior credit line and machinery note agreements and an additional $575 thousand related to equipment acquired under a capitalized lease for a total increase in debt of $7.5 million. The debt increase of $6.9 million was used to finance our operations including $5.6 million in operating activities, $1.1 million in property, plant and equipment purchases, $154 thousand to acquire our common stock for treasury, and a reduction in outstanding checks in excess of cash of $93 thousand.

Working capital increased $9.7 million in the first six months of 2012, principally as a result of an increase of $9.0 million in inventories to accommodate anticipated increased seasonal levels of business. Receivables increased $1.7 million while other current assets increased $345 thousand. Accounts payable increased $1.9 million primarily related to the higher levels of inventories while accrued expenses and the current portion of debt decreased $1.2 million.

During the quarter ended June 30, 2012, we renegotiated an equipment operating lease resulting in the return of a security deposit of $809 thousand from the lessor and the cancellation of a standby letter of credit of $768 thousand by the lessor that resulted in an increase in borrowing availability under our senior credit agreement.

Capital asset acquisitions for the six months ended June 30, 2012 were $1.7 million; $1.1 million through funded debt and $631 thousand of equipment acquired under a capitalized lease, while depreciation and amortization was $4.8 million. We expect capital expenditures to be approximately $4.3 million for fiscal 2012, while depreciation and amortization is expected to be approximately $9.6 million. Planned capital expenditures in 2012 are primarily for new equipment in both infrastructure support and production enhancements.

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
We can use the proceeds of the senior credit facility for general corporate purposes, including financing acquisitions and refinancing other indebtedness. As of June 30, 2012, the unused borrowing availability under the senior credit facility was $19.3 million.
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
In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. We do not expect that the adoption of this ASU will have a material effect on our Consolidated Condensed Financial Statements.
CERTAIN FACTORS AFFECTING THE COMPANY'S PERFORMANCE

In addition to the other information provided in this Report, the risk factors included in Item 1A should be considered when evaluating the results of our operations, future prospects and an investment in shares of our Common Stock. Any of these factors could cause our actual financial results to differ materially from our historical results, and could give rise to events that might have a material adverse effect on our business, financial condition and results of operations.

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

At June 30, 2012, $30,972, or approximately 41% of our total debt, was subject to floating interest rates.  A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $48.

Item 4 - Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated  the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2012, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings
None.

Item 1A - Risk Factors

In addition to the other information provided in this Report, the following risk factors should be considered when evaluating the results of our operations, future prospects and an investment in shares of our Common Stock.  Any of these factors could cause our actual financial results to differ materially from our historical results, and could give rise to events that might have a material adverse effect on our business, financial condition and results of operations.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of shares of our Common Stock during the three months ended June 30, 2012:

Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
May 5, 2012	—	$—	—
June 2, 2012	—	—	—
June 30, 2012	—	—	—
Three Months Ended June 30, 2012	—	$—	$—	$4,520,679

(1)  On August 8, 2007, we announced a program to repurchase up to $10 million of our Common Stock.

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - Mine Safety Disclosures
Not Applicable.

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

THE DIXIE GROUP, INC.
(Registrant)

Date: August 8, 2012	By: /s/ JON A. FAULKNER
Jon A. Faulkner Vice President and Chief Financial Officer

Date: August 8, 2012	By: /s/ D. EUGENE LASATER
D. Eugene Lasater Controller