Form 10-Q
period 2012-09-29
DIXIE GROUP INC
filed 2012-11-09
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2012
OR

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

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer (Do not check if a smaller reporting company)	☑	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of October 22, 2012
Common Stock, $3 Par Value	12,173,961 shares
Class B Common Stock, $3 Par Value	952,784 shares
Class C Common Stock, $3 Par Value	0 shares

THE DIXIE GROUP, INC.

PART I. FINANCIAL INFORMATION		Page

Item 1.	Financial Statements	3
	Consolidated Condensed Balance Sheets - September 29, 2012 (Unaudited) and December 31, 2011	3
	Consolidated Condensed Statements of Operations - Three and Nine Months Ended September 29, 2012 (Unaudited) and October 1, 2011 (Unaudited)	4
	Consolidated Condensed Statements of Comprehensive Income (Loss) - Three and Nine Months Ended September 29, 2012 (Unaudited) and October 1, 2011 (Unaudited)	5
	Consolidated Condensed Statements of Cash Flows - Nine Months Ended September 29, 2012 (Unaudited) and October 1, 2011 (Unaudited)	6
	Notes to Consolidated Condensed Financial Statements (Unaudited)	7
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24
Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other information	28
Item 6.	Exhibits	28

	Signatures	29

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands, except share data)

	September 29, 2012	December 31, 2011
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$114	$298
Receivables, net	31,990	29,173
Inventories	70,991	63,939
Deferred income taxes	5,292	5,860
Other current assets	3,454	1,729
TOTAL CURRENT ASSETS	111,841	100,999

PROPERTY, PLANT AND EQUIPMENT	186,332	183,816
Less accumulated depreciation and amortization	(123,066)	(116,275)
NET PROPERTY, PLANT AND EQUIPMENT	63,266	67,541
OTHER ASSETS	14,617	14,403
TOTAL ASSETS	$189,724	$182,943

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$15,726	$14,668
Accrued expenses	16,147	17,185
Current portion of long-term debt	3,058	2,729
TOTAL CURRENT LIABILITIES	34,931	34,582

LONG-TERM DEBT
Senior indebtedness	58,808	52,806
Mortgage note payable	9,588	10,141
Equipment notes payable	1,847	2,061
Capital lease obligations	2,483	349
TOTAL LONG-TERM DEBT	72,726	65,357

DEFERRED INCOME TAXES	3,547	4,804
OTHER LONG-TERM LIABILITIES	14,328	13,815
TOTAL LIABILITIES	125,532	118,558

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued - 16,200,801 shares for 2012 and 15,998,937 shares for 2011	48,602	47,997
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued - 952,784 shares for 2012 and 882,644 shares for 2011	2,858	2,648
Additional paid-in capital	138,053	138,118
Accumulated deficit	(66,276)	(65,764)
Accumulated other comprehensive loss	(320)	(88)
	122,917	122,911
Less Common Stock in treasury at cost - 4,026,840 shares for 2012 and 3,976,396 shares for 2011	(58,725)	(58,526)
TOTAL STOCKHOLDERS' EQUITY	64,192	64,385
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$189,724	$182,943
See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
NET SALES	$65,822	$69,607	$195,238	$204,761
Cost of sales	49,265	53,834	147,260	155,695
GROSS PROFIT	16,557	15,773	47,978	49,066

Selling and administrative expenses	15,785	14,493	46,530	44,830
Other operating (income) expense, net	(48)	102	48	(349)
Facility consolidation and severance expenses, net	—	—	—	(563)
OPERATING INCOME	820	1,178	1,400	5,148

Interest expense	781	904	2,270	2,736
Other income, net	(189)	(21)	(281)	(26)
Refinancing expenses	—	317	—	317
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	228	(22)	(589)	2,121
Income tax provision (benefit)	(41)	(44)	(349)	647
INCOME (LOSS) FROM CONTINUING OPERATIONS	269	22	(240)	1,474
Loss from discontinued operations, net of tax	(167)	(65)	(272)	(127)
NET INCOME (LOSS)	$102	$(43)	$(512)	$1,347

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.02	$0.00	$(0.02)	$0.11
Discontinued operations	(0.01)	(0.00)	(0.02)	(0.01)
Net income (loss)	$0.01	$(0.00)	$(0.04)	$0.10

BASIC SHARES OUTSTANDING	12,650	12,596	12,630	12,582

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.02	$0.00	$(0.02)	$0.11
Discontinued operations	(0.01)	(0.00)	(0.02)	(0.01)
Net income (loss)	$0.01	$(0.00)	$(0.04)	$0.10

DILUTED SHARES OUTSTANDING	12,713	12,648	12,630	12,632

DIVIDENDS PER SHARE:
Common Stock	$—	$—	$—	$—
Class B Common Stock	—	—	—	—
See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
NET INCOME (LOSS)	$102	$(43)	$(512)	$1,347

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized loss on interest rate swaps	(142)	(175)	(465)	(307)
Reclassification of loss into earnings from interest rate swaps	23	85	71	257
Amortization of unrealized loss on dedesignated interest rate swaps	73	13	219	13
Reclassification of net actuarial gain into earnings from postretirement benefit plans	(6)	(4)	(17)	(13)
Reclassification of prior service credits into earnings from postretirement benefit plans	(14)	(14)	(40)	(41)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(66)	(95)	(232)	(91)

COMPREHENSIVE INCOME (LOSS)	$36	$(138)	$(744)	$1,256
See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED) (dollars in thousands)

	Nine Months Ended
	September 29, 2012	October 1, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$(240)	$1,474
Loss from discontinued operations	(272)	(127)
Net income (loss)	(512)	1,347

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,137	7,301
Provision (benefit) for deferred income taxes	(546)	(449)
Net gain on property, plant and equipment disposals	(186)	(3)
Stock-based compensation expense	750	520
Write-off of deferred financing costs	—	92
Changes in operating assets and liabilities:
Receivables	(2,817)	(4,088)
Inventories	(7,052)	(8,010)
Other current assets	(1,725)	(2,707)
Accounts payable and accrued expenses	943	2,353
Other operating assets and liabilities	(267)	(871)
NET CASH USED IN OPERATING ACTIVITIES	(4,275)	(4,515)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	186	3
Purchase of property, plant and equipment	(1,987)	(4,194)
NET CASH USED IN INVESTING ACTIVITIES	(1,801)	(4,191)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on previous credit line	—	(30,503)
Payments on previous term loan	—	(11,324)
Net borrowings on current credit line	6,002	49,831
Borrowings on current mortgage note payable	—	11,063
Payments on current mortgage note payable	(553)	—
Payments on previous mortgage note payable	—	(5,736)
Borrowings on equipment financing	2,503	1,270
Payments on equipment financing	(1,002)	(2,413)
Payments on capitalized leases	(95)	(333)
Borrowings on notes payable	795	733
Payments on notes payable	(583)	(474)
Payments on subordinated indebtedness	—	(2,500)
Change in outstanding checks in excess of cash	(923)	308
Common stock acquired for treasury	(199)	(127)
Payments for debt issuance costs	(53)	(1,212)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,892	8,583

DECREASE IN CASH AND CASH EQUIVALENTS	(184)	(123)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	298	244
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$114	$121

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,042	$2,489
Income taxes paid, net of tax refunds	1,315	102
Equipment purchased under capital leases	631	—
See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements which do not include all the information and footnotes required by such accounting principles for annual financial statements.  In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.  The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2011.  Operating results for the three and nine month periods ended September 29, 2012 are not necessarily indicative of the results that may be expected for the entire 2012 year. The nine months ended September 29, 2012 contains 39 weeks compared with 40 weeks for the nine months ended October 1, 2011.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU eliminates the option to report other comprehensive income and its components in the statement of stockholders equity and requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. The Company early adopted this ASU in the prior year and presented the components of other comprehensive income in a separate statement following the statement of operations. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 deferred the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to other comprehensive income. These amendments were delayed to allow the FASB time to redeliberate whether to present the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income on the face of the financial statements for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, the Company is required to continue reporting reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.

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

In July 2012, the FASB issued ASU No. 2012-02, "Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

350-30, "Intangibles--Goodwill and Other, General Intangibles Other than Goodwill." Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company does not expect that the adoption of this ASU will have a a material effect on the Company’s Consolidated Condensed Financial Statements.

NOTE C - STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Condensed Financial Statements.  The number of shares to be issued is determined by dividing the specified dollar value of the award by the market value per share on the grant date.  Pursuant to a policy adopted by the Compensation Committee of the Board of Directors applicable to awards granted for years 2009 through 2012, $5.00 per share will be used as the market value per share to calculate the number of shares to be issued if the market value per share is less than $5.00 per share on the grant date. The Company's stock compensation expense was $335 and $750 for the three and nine months ended September 29, 2012, respectively, and $147 and $520 for the three and nine months ended October 1, 2011, respectively.

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

On August 21, 2012, the Company issued 48,000 shares of restricted stock to certain key employees. The grant-date fair value of the awards was $156, or $3.255 per share, and will be recognized as stock compensation over a 4 year vesting period from the date the awards were granted. Each award is subject to a continued service condition. The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

NOTE D - RECEIVABLES, NET

Receivables are summarized as follows:

	September 29, 2012	December 31, 2011
Customers, trade	$31,192	$28,372
Other receivables	1,061	1,268
Gross receivables	32,253	29,640
Less allowance for doubtful accounts	(263)	(467)
Net receivables	$31,990	$29,173

The Company had notes receivable in the amount of $485 and $483 at September 29, 2012 and December 31, 2011, respectively. The current portions of notes receivable are included in other receivables above and the non-current portions are included in other assets in the Company's Consolidated Condensed Financial Statements.

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

NOTE E - INVENTORIES

Inventories are stated at the lower of cost or market.  Cost is determined using the last-in, first-out (LIFO) method, which generally matches current costs of inventory sold with current revenues, for substantially all inventories.  Inventories are summarized as follows:

	September 29, 2012	December 31, 2011
Raw materials	$22,058	$19,624
Work-in-process	14,276	13,116
Finished goods	48,601	45,840
Supplies, repair parts and other	463	351
LIFO reserve	(14,407)	(14,992)
Total inventories	$70,991	$63,939

NOTE F - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	September 29, 2012	December 31, 2011
Compensation and benefits	$4,342	$4,348
Provision for customer rebates, claims and allowances	4,506	4,249
Outstanding checks in excess of cash	1,805	2,728
Other	5,494	5,860
Total accrued expenses	$16,147	$17,185

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

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Warranty reserve at beginning of period	$1,208	$1,248	$1,219	$1,472
Warranty liabilities accrued	803	819	2,349	2,432
Warranty liabilities settled	(740)	(733)	(2,367)	(2,314)
Changes for pre-existing warranty liabilities	(50)	(60)	20	(316)
Warranty reserve at end of period	$1,221	$1,274	$1,221	$1,274

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

NOTE H - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	September 29, 2012	December 31, 2011
Senior indebtedness	$58,808	$52,806
Mortgage note payable	10,325	10,878
Equipment notes payable	2,863	3,354
Notes payable	795	584
Capital lease obligations	2,993	464
Total long-term debt	75,784	68,086
Less: current portion of long-term debt	(3,058)	(2,729)
Total long-term debt, less current portion	$72,726	$65,357

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

The Company can use the proceeds of the senior credit facility for general corporate purposes, including financing acquisitions and refinancing other indebtedness. As of September 29, 2012, the unused borrowing availability under the senior credit facility was $20,217.

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

The Company's interest rate swaps and related instruments are measured under the fair value guidance.  The following table summarizes the hierarchy level the Company used to determine fair value of its interest rate swaps and related instruments as of September 29, 2012 and December 31, 2011:

	September 29, 2012	December 31, 2011	Fair Value Hierarchy Level
Assets:
Interest rate swaptions	$—	$197	Level 2

Liabilities:
Interest rate swaps	$1,226	$958	Level 2

The fair value of the interest rate swaps and swaptions was obtained from external sources. The interest rate swaps and swaptions were valued using observable inputs (e.g., LIBOR yield curves, credit spreads). Valuations of interest rate swaps may fluctuate considerably from period-to-period due to volatility in underlying interest rates, which are driven by market conditions and the duration of the instrument. Credit adjustments could have a significant impact on the valuations due to changes in credit ratings of the Company or its counterparties. During the three months ended September 29, 2012, the Company terminated the swaptions and received consideration of $285.

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	September 29, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$114	$114	$298	$298
Notes receivable, including current portion	485	485	483	483
Interest rate swaptions	—	—	197	197
Financial Liabilities:
Long-term debt and capital leases, including current portion	75,784	79,936	68,086	68,900
Interest rate swaps	1,226	1,226	958	958

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

The following is a summary of the Company's interest rate swaps as of September 29, 2012:

Type	Notional Amount		Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$5,185	*	April 1, 2003 through April 1, 2013	4.54%	1 Month LIBOR
Interest rate swap	$25,000		July 11, 2010 through May 11, 2013	1.42%	1 Month LIBOR
Interest rate swap	$10,000		October 3, 2011 through September 1, 2016	1.33%	1 Month LIBOR
Interest rate swap	$10,000		March 1, 2013 through September 1, 2016	1.62%	1 Month LIBOR
Interest rate swap	$5,000		June 1, 2013 through September 1, 2016	1.70%	1 Month LIBOR

* Interest rate swap has an amortizing notional amount.

The following table summarizes the fair values of derivative instruments included in the Company's Consolidated Condensed Balance Sheets:

	Location on Consolidated Condensed Balance Sheets	Fair Value
		September 29, 2012	December 31, 2011
Asset Derivatives:
Derivatives not designated as hedging instruments:
Interest rate swaptions	Other Assets	$—	$197
Total Asset Derivatives		$—	$197

Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued Expenses	$517	$559
Interest rate swaps, long term portion	Other Long-Term Liabilities	709	399
Total Liability Derivatives		$1,226	$958

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

The following tables summarize the pre-tax impact of derivative instruments on the Company's financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(230)	$(282)	$(748)	$(495)

	Amount of Gain or (Loss) Reclassified from AOCIL on the effective portion into Income (1)(2)
	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(155)	$(158)	$(467)	$(436)

	Amount of Gain or (Loss) Recognized on the ineffective portion in Income on Derivative (3)
	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$—	$21	$—	$23

	Amount of Gain or (Loss) Recognized in Income on Derivative (4)
	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Derivatives not designated as hedging instruments:
Interest rate swaptions	$5	$(3)	$87	$(3)

(1)	The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's Consolidated Condensed Statements of Operations.

(2)	The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to September 29, 2012 is $517.

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

NOTE J - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers a significant portion, or approximately 70% of the Company's associates. This plan was modified in 2012 compared with prior years to include a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. The Company, at its discretion, did not match participants' contributions in 2011. Matching contribution expense for this 401(k) plan was $51 for the three months ended September 29, 2012 and was $182 for the nine months ended September 29, 2012.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

Additionally, the Company sponsors a 401(K) defined contribution plan that covers those associates at one facility who are under a collective-bargaining agreement, or approximately 30% of the Company's associates. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $16 and $20 for the three months ended September 29, 2012 and October 1, 2011, respectively, and $61 and $68 for the nine months ended September 29, 2012 and October 1, 2011, respectively.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation.  The obligations owed to participants under this plan were $11,080 at September 29, 2012 and $10,927 at December 31, 2011 and are included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors.  The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan.  Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $11,932 at September 29, 2012 and $10,913 at December 31, 2011 and is included in other assets in the Company's Consolidated Condensed Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees.  Expenses related to the multi-employer pension plan were $59 and $72 for the three months ended September 29, 2012 and October 1, 2011, respectively, and $193 and $218 for the nine months ended September 29, 2012 and October 1, 2011, respectively.

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

Components of net periodic benefit cost (credit) for all postretirement plans are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Service cost	$2	$2	$6	$6
Interest cost	6	6	18	19
Amortization of prior service credits	(22)	(22)	(66)	(67)
Recognized net actuarial gains	(10)	(7)	(29)	(21)
Net periodic benefit cost (credit)	$(24)	$(21)	$(71)	$(63)

Amounts contributed or expected to be contributed by the Company during the current fiscal year to its postretirement plans are not anticipated to be significantly different from amounts disclosed in the Company's 2011 Annual Report filed on Form 10-K.

NOTE K - INCOME TAXES

The Company's effective income tax provision (benefit) rates are based upon estimated annual income tax rates. The difference between the effective rates and the statutory rates for the three and nine months ended September 29, 2012 was primarily due to changes to the provision as the result of filing the income tax return as well as the utilization of certain state tax net operating loss carryforwards that resulted in the reversal of the valuation allowance related to their utilization. During the nine months ended October 1, 2011, the Company's effective income tax rate was affected by the inclusion of a $492 non-taxable settlement gain associated with a company-owned insurance policy.

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

The Company's unrecognized tax benefits were $16 at September 29, 2012 and December 31, 2011.  Due to the Company's valuation allowances, such benefits, if recognized, would not significantly affect the Company's effective tax rate.  There were no significant interest or penalties accrued as of September 29, 2012 or December 31, 2011. The Company does not expect its unrecognized tax benefits to change significantly during the next twelve months.  The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense.

NOTE L - COMMON STOCK AND EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Basic earnings (loss) per share:
Income (loss) from continuing operations	$269	$22	$(240)	$1,474
Less: Allocation of earnings to participating securities	(10)	(1)	—	(35)
Income (loss) from continuing operations available to common shareholders - basic	$259	$21	$(240)	$1,439
Basic weighted-average shares outstanding (1)	12,650	12,596	12,630	12,582
Basic earnings (loss) per share - continuing operations	$0.02	$0.00	$(0.02)	$0.11

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to common shareholders - basic	$259	$21	$(240)	$1,439
Add: Undistributed earnings reallocated to unvested shareholders	—	—	—	—
Income (loss) from continuing operations available to common shareholders - basic	$259	$21	$(240)	$1,439
Basic weighted-average shares outstanding (1)	12,650	12,596	12,630	12,582
Effect of dilutive securities:
Stock options (2)	—	—	—	1
Directors' stock performance units (2)	63	52	—	49
Diluted weighted-average shares outstanding (1)(2)	12,713	12,648	12,630	12,632
Diluted earnings (loss) per share - continuing operations	$0.02	$0.00	$(0.02)	$0.11

(1)	Includes Common and Class B Common shares, less shares held in treasury, in thousands.

(2)
Because their effects are anti-dilutive, shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock at the end of the relevant period, directors' stock performance units, and shares issuable on conversion of subordinated debentures into shares of Common Stock have been excluded.  Aggregate shares excluded for the three and nine months ending September 29, 2012 were 766 and 836, respectively and for the three and nine months ending October 1, 2011 were 1,087 and 1,108, respectively.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

NOTE M - OTHER COMPREHENSIVE INCOME (LOSS)

Components of other comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps:
Before income taxes	$(230)	$(282)	$(748)	$(495)
Income taxes	(88)	(107)	(283)	(188)
Net of taxes	(142)	(175)	(465)	(307)
Reclassification of loss into earnings from interest rate swaps:
Before income taxes	37	137	114	415
Income taxes	14	52	43	158
Net of taxes	23	85	71	257
Amortization of unrealized loss on dedesignated interest rate swaps:
Before income taxes	118	21	353	21
Income taxes	45	8	134	8
Net of taxes	73	13	219	13
Reclassification of net actuarial gain into earnings from postretirement benefit plans:
Before income taxes	(10)	(7)	(29)	(21)
Income taxes	(4)	(3)	(12)	(8)
Net of taxes	(6)	(4)	(17)	(13)
Reclassification of prior service credits into earnings from postretirement benefit plans:
Before income taxes	(22)	(22)	(66)	(67)
Income taxes	(8)	(8)	(26)	(26)
Net of taxes	(14)	(14)	(40)	(41)
Other comprehensive income (loss)	$(66)	$(95)	$(232)	$(91)

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 31, 2011	$(565)	$477	$(88)
Unrealized gain (loss) on interest rate swaps, net of tax of $283	(465)	—	(465)
Reclassification of loss into earnings from interest rate swaps, net of tax of $43	71	—	71
Amortization of unrealized loss on dedesignated interest rate swaps, net of tax of $134	219	—	219
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $12	—	(17)	(17)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $26	—	(40)	(40)
Balance at September 29, 2012	$(740)	$420	$(320)

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

NOTE N - OTHER (INCOME) EXPENSE

Other operating (income) expense, net is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Other operating (income) expense, net:
Insurance proceeds (1)	$—	$—	$—	$(492)
Gain on property, plant and equipment disposals	—	(1)	—	(3)
Retirement expenses	28	118	164	274
Miscellaneous (income) expense	(76)	(15)	(116)	(128)
Other operating (income) expense, net	$(48)	$102	$48	$(349)

(1)	The Company recognized a settlement gain of $492 from a company-owned insurance policy during the nine months ending October 1, 2011.

Other (income) expense, net is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Other (income) expense, net:
(Gain) loss on non-hedged swaptions	$(5)	$3	$(87)	$3
Gain on sale of non-operating assets	(187)	—	(187)	—
Miscellaneous (income) expense	3	(24)	(7)	(29)
Other (income) expense, net	$(189)	$(21)	$(281)	$(26)

NOTE O - FACILITY CONSOLIDATION AND SEVERANCE EXPENSES, NET

2008 Facilities Consolidation

In 2008 and 2009, in response to the difficult economic conditions, the Company consolidated certain manufacturing operations and ceased operating in a leased facility and made organizational changes to reduce staff and expenses throughout the Company ("2008 Facilities Consolidation"). Costs related to the facilities consolidation included equipment and inventory relocation, severance costs, employee relocation, asset impairments and costs associated with terminating a lease obligation. During the nine months ended October 1, 2011, the Company terminated the lease obligation and paid a termination fee of $700 resulting in a gain of $551 from the reduction of previously accrued estimates associated with this plan. Total costs to complete this restructuring plan were $7,410. There are no remaining costs to be incurred under this plan.

2009 Organization Restructuring

In 2009, the Company developed and implemented a plan to realign its organizational structure to combine its three residential carpet units into one business with three distinct brands ("2009 Organization Restructuring").  As a result, the Company's residential business is organized much like its commercial carpet business and more like the rest of the industry.  Costs related to the organization realignment included severance costs, associate relocation expenses and costs related to the migration of certain computer applications necessary to support the realignment. During the nine months ended October 1, 2011, the Company had a reduction of expenses of $12 associated with this plan. Total costs to complete this restructuring plan were $1,450. There are no remaining costs to be incurred under this plan.

NOTE P - CONTINGENCIES

The Company assesses its exposure related to legal matters, including those pertaining to product liability, safety and health matters and other items that arise in the regular course of its business. If the Company determines that it is probable a loss will be incurred, the amount of the loss, or an amount within the range of loss, that can be reasonably estimated will be recorded.

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

The Company has previously either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. The Company has certain contingent obligations directly related to such operations, primarily related to self-insured workers' compensation and environmental liabilities. Costs related to these obligations for those businesses are classified as discontinued operations.  Discontinued operations are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Loss from discontinued operations:
Workers' compensation costs	$(52)	$(67)	$(85)	$(90)
Environmental remediation costs	(158)	(43)	(283)	(119)
Loss from discontinued operations, before taxes	(210)	(110)	(368)	(209)
Income tax benefit	(43)	(45)	(96)	(82)
Loss from discontinued operations, net of tax	$(167)	$(65)	$(272)	$(127)

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

Environmental Remediation

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has ongoing obligations at five previously owned sites that were associated with its discontinued textile businesses. Each of these sites contains relatively low levels of ground or ground water contaminants. Each site has a Corrective Action Plan ("CAP") with the applicable authoritative state regulatory body responsible for oversight for environmental compliance and the Company contracts with third party qualified environmental specialists for related remediation, monitoring and reporting for each location. The CAP for four of these sites involves natural attenuation (degradation of the contaminants through naturally occurring events) over periods currently estimated at 10 to 20 years and the CAP on the remaining site involves a pump and treat remediation process, currently estimated to remediate over a period of 25 years. Additionally, the Company has an environmental liability related to the property of a facility and related business that was sold in 2004. The CAP, involving an oxidation-based remediation plan, was approved in 2010 and is currently estimated to remediate over a 7 year period beginning in 2010. The Company has an accrual for environmental remediation obligations of $1,861 and $1,733 as of September 29, 2012 and December 31, 2011, respectively. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from our estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

NOTE R - SUBSEQUENT EVENT

On November 2, 2012, the Company completed the acquisition of a continuous dyeing facility in Calhoun, Georgia. The purchase price consisted of a $5,500 seller-financed note and provided for a five-year agreement to process certain of the seller's products on a commission basis. This acquisition will allow the Company to transition certain products from its beck dyeing operation in Atmore, Alabama and outside commission continuous dyeing operations in the North Georgia area to this facility.

Additionally, as a result of the acquisition, the Company amended its senior credit facility to provide for additional permitted debt under the facility and to modify the definitions of certain financial ratios.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following is presented to update the discussion of results of operations and financial condition included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies were outlined in Management's Discussion and Analysis of Results of Operations and Financial Condition in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no significant changes to those critical accounting policies subsequent to the date of that report.

OVERVIEW

Our residential sales growth rates for the third quarter and first nine months of 2012 were slightly below those of the industry. Excluding a one-time special in our mass merchant sector in the 2011 periods, our residential sales growth rates exceeded those of the industry. Our commercial business has significantly underperformed the industry during the third quarter and first nine months of 2012 and underperformed the comparable year ago sales periods, which were very strong, and we have seen a significant softening of commercial business since the middle of 2011. However, our backlog for commercial products has shown improvement more recently.

We are taking advantage of several opportunities to invest in products we believe will further differentiate us from the competition. We have access to two new yarn systems that are limited in distribution and, we believe, will provide exceptional softness and colorfastness qualities. In addition, we have developed a new “permaset process” for wool which we believe will allow our designer customers the broadest possible choice of colorations. As a result, during 2012 we have invested at an increased rate in sampling initiatives related to these product offerings as compared to the same periods in the prior year.

Beginning in the latter part of our first quarter of 2012 and continuing through the third quarter, we relocated certain of our tufting technologies from our manufacturing facility in Atmore, Alabama to our facility in Eton, Georgia to achieve a more favorable cost structure for the products and markets served from those technologies. The tufting realignment was completed during our third quarter. In addition, during the second quarter, we relocated certain carpet shearing equipment from our Eton facility to our Atmore facility to accommodate quality requirements. These actions resulted in incremental operating costs during the third quarter and first nine months of 2012.

On November 2, 2012, subsequent to the end of the third quarter, we completed the acquisition of a continuous dyeing facility in Calhoun, Georgia. The acquisition of this dyeing operation will allow us to transition certain of our products from our beck dyeing operation in South Alabama or other outside commission continuous dyeing operations located in North Georgia, which we believe will allow us to achieve significant cost reductions. The purchase price of this acquisition consisted of a $5.5 million, seller financed note and provided for a five year agreement to process certain of the seller's products on a commission basis.

We remain cautiously optimistic about conditions that affect the higher-end residential markets we serve and continue to address initiatives in our commercial offerings related to our products, manufacturing processes and distribution alternatives. Additionally, in an effort to strengthen our performance in our commercial sector, we brought in new leadership for our commercial business. Although we believe raw material prices have peaked, we experienced increases in certain of our raw material costs in the first half of 2012. We implemented sales price increases to recoup these cost increases, as has the industry.

RESULTS OF OPERATIONS

Our second and third quarters of 2012 and 2011 each contained 13 operating weeks. Our first quarter of 2012 contained 13 operating weeks compared with 14 operating weeks in the first quarter of 2011; therefore, the first nine months of 2012 contained 39 operating weeks compared with 40 operating weeks in the first nine months of 2011. Discussions below related to percentage changes in net sales during the nine month periods have been adjusted to reflect the comparable number of weeks in the reporting periods and are qualified with the term “net sales as adjusted”. We believe "net sales as adjusted" will assist our financial statement users to better understand the rate of growth in our business in the comparative periods as a result of the difference in operating weeks. (See reconciliation of net sales to net sales as adjusted below.)

Reconciliation of Net Sales to Net Sales as Adjusted

	Nine Months Ended
	September 29, 2012	October 1, 2011	% Increase/(Decrease)
Net sales as reported	$195,238	$204,761	(4.7)%
Adjustment to net sales:
Impact of additional operating week	—	(4,711)
Net sales as adjusted	$195,238	$200,050	(2.4)%

The following table sets forth certain elements of our continuing operating results as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.8%	77.3%	75.4%	76.0%
Gross profit	25.2%	22.7%	24.6%	24.0%
Selling and administrative expense	24.0%	20.8%	23.8%	21.9%
Other operating (income) expense, net	0.0%	0.2%	0.0%	(0.1)%
Facility consolidation and severance expenses, net	—%	—%	—%	(0.3)%
Operating income	1.2%	1.7%	0.8%	2.5%

Net Sales. Net sales for the quarter ended September 29, 2012 were $65.8 million compared with net sales of $69.6 million for the year-earlier quarter, or a decline 5.4%. Net sales in the first nine months of 2012 were $195.2 million compared with net sales of $204.8 million in the first nine months of 2011, a decline of 4.7%, or 2.4%, on a “net sales as adjusted” basis. In the third quarter of 2012, residential carpet sales reflected a decrease of 2.9% and net sales of commercial carpet decreased 10.6% compared with the third quarter of 2011. Residential carpet sales increased 0.3%, or 2.6% on net sales as adjusted, and commercial carpet net sales decreased 17.0%, or 15.1% on net sales as adjusted in the nine months of 2012 compared with the first nine months of 2011. Our residential sales in the third quarter and first nine months of 2012, compared with the prior-year periods, included increased sales through our higher-end retail and designer channels while residential sales declined through our mass merchant channels of distribution which are less predictable and more prone to volatility as a result of merchandising specials prevalent in the mass merchant channels. Our commercial business is more heavily concentrated in specified project oriented business which, we believe, is significantly affected by general economic uncertainties. Additionally, our commercial sales comparisons in both the third quarter and first nine months of 2012 are negatively affected by extremely strong sales in the 2011 periods when we were significantly outperforming the industry in sales growth.

Cost of Sales. Cost of sales as a percentage of net sales was 74.8% in the third quarter of 2012 compared with 77.3% in the third quarter of 2011. Cost of sales was 75.4% in the first nine months of 2012 compared with 76.0% in the first nine months of 2011. The improvement in the 2012 periods was principally a result of manufacturing processing efficiencies that more than offset costs included in the 2012 periods related to the tufting machinery relocations as discussed in the overview section above as well as higher expenses due to the development of new fibers.

Gross Profit. Gross profit dollars increased $784 thousand in the third quarter of 2012 compared with the third quarter 2011 and decreased $1.1 million in the first nine months of 2012 compared with the same period in 2011. In the third quarter and first nine months of 2012, gross profit as a percentage of sales increased 2.5 percentage points and 0.6 percentage points, respectively compared with the 2011 periods. The manufacturing processing cost improvements in the 2012 reporting periods mitigated the effects of lower sales volume, costs related to the machinery realignments and higher expenses related to the new fiber development compared with the 2011 periods.

Selling and Administrative Expenses. Selling and administrative expenses increased 3.2% as a percentage of sales in the third quarter of 2012 compared with the same period in 2011 and increased 1.9% as a percent of sales in the first nine months of 2012 compared with the first nine months of 2011. The higher selling and administrative expenses as a percentage of sales is primarily a result of the increased sampling costs in the 2012 periods related to the new product initiatives discussed in the overview section above.

Other Operating (Income) Expense, Net. Other operating (income) expense was negligible in the third quarter and first nine months of 2012. The third quarter of 2011 included $118 of retirement related expenses and the first nine months of 2011 included a gain of $492 thousand related to the settlement of a company-owned insurance policy.

Facility Consolidation and Severance Expenses, Net. We fulfilled our lease agreement obligations associated with our California facility in the second quarter of 2011 resulting in the recognition of a $563 thousand gain as a result of the reversal of previously estimated contractual obligations under the lease agreement.

Operating Income. We reported operating income of $820 thousand in the third quarter of 2012 compared with operating income of $1.2 million in the third quarter of 2011. Operating income was $1.4 million in the first nine months of 2012 compared with operating income of $5.1 million in the first nine months of 2011. Operating results in the 2012 reporting periods were negatively affected by the lower sales volume, incremental equipment relocation expenses and increased sample costs. Operating results in 2011 were favorably affected by the gains from the facilities consolidation and settlement of the company-owned insurance policy.

Interest Expense. Interest expense decreased $123 thousand in the third quarter of 2012 and $466 thousand for the first nine months of 2012, respectively compared with the same periods in 2011. The reductions are principally a result of lower interest rates in the 2012 periods compared with the 2011 periods, including the effects of related interest rate swaps.

Other Income, Net. Other income in the third quarter and first nine months of 2012 included a gain of $187 thousand from a sale of other non-operating assets.

Income Tax Provision (Benefit). Our effective income tax provision (benefit) rates are based upon estimated annual income tax rates. The difference between the effective rates and the statutory rates for the three and nine months ended September 29, 2012 was primarily due to changes to the provision as the result of filing the income tax return as well as the utilization of certain state tax net operating loss carryforwards that resulted in the reversal of the valuation allowance related to their utilization. In the third quarter of 2011, we adjusted our federal and state income tax accrual to reflect changes to the provision as a result of filing our income tax return resulting in a tax benefit of $44 thousand. Our tax provision rate for the first nine months of 2011 was 30.5%. This provision rate differed from statutory rates primarily as a result of a non-taxable settlement gain in the first quarter of 2011 related to company-owned insurance.

Income (Loss) from Continuing Operations. We had income from continuing operations of $269 thousand, or $0.02 per diluted share in the third quarter of 2012 compared with income from continuing operations of $22 thousand, or $0.00 per diluted share in the third quarter of 2011. Continuing operations reflected a loss of $240 thousand, or $0.02 per diluted share, for the first nine months of 2012 compared with income from continuing operations of $1.5 million, or $0.11 per diluted share, in the first nine months of 2011.

Net Income (Loss). Discontinued operations reflected a loss of $167 thousand, or $0.01 per diluted share, in the third quarter of 2012 compared with a loss of $65 thousand, or $0.00 per diluted share, in the same period in 2011. Discontinued operations reflected a loss of $272 thousand, or $0.02 per diluted share, in first the first nine months of 2012 compared with a loss of $127 thousand, or $0.01 per diluted share, in the first nine months of 2011. Including discontinued operations, we had income of $102 thousand, or $0.01 per diluted share, in the third quarter of 2012 compared with a net loss of $43 thousand, or $0.00 per diluted share, in the third quarter of 2011. The first nine months of 2012 reflected a loss of $512 thousand, or $0.04 per diluted share compared with net income of $1.3 million, or $0.10 per diluted share, in the comparable nine month period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 29, 2012, debt increased $7.1 million under our senior credit line and equipment financing agreements and an additional $631 thousand related to equipment acquired under a capitalized lease for a total increase in debt of $7.7 million. These funds of $7.1 million were used to finance our operations including $4.3 million in operating activities, $2.0 million in property, plant and equipment purchases, $199 thousand to acquire our common stock for treasury, and a reduction in outstanding checks in excess of cash of $923 thousand.

Working capital increased $10.5 million in the first nine months of 2012, principally as a result of an increase of $7.1 million in inventories primarily to accommodate anticipated increased levels of business associated with the launch of our new true-soft products. Accounts receivables increased $2.8 million from seasonably low year end levels while other current assets increased $1.7 million, primarily related to expenditures for new product introductions.

During the quarter ended June 30, 2012, we renegotiated an equipment operating lease resulting in the return of a security deposit of $809 thousand from the lessor and the cancellation of a standby letter of credit of $768 thousand by the lessor that resulted in an increase in borrowing availability under our senior credit agreement.

Capital asset acquisitions for the nine months ended September 29, 2012 were $2.6 million; $2.0 million through funded debt and $631 thousand of equipment acquired under a capitalized lease, while depreciation and amortization was $7.1 million. We expect capital expenditures to be approximately $4.0 million for normal capital expenditures as well as $5.5 million for the acquisition of the Colormaster facility in fiscal 2012. Total investing activities for 2012 are estimated at $9.5 million while depreciation and amortization is expected to be approximately $9.6 million. Planned capital expenditures in 2012 are primarily for new equipment in both infrastructure support and production enhancements.

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

We can use the proceeds of the senior credit facility for general corporate purposes, including financing acquisitions and refinancing other indebtedness. As of September 29, 2012, the unused borrowing availability under the senior credit facility was $20.2 million.

As a result of the acquisition on November 2, 2012, we amended our senior credit facility to provide for additional permitted debt under this agreement and to modify the definition of certain financial ratios.

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

DISCONTINUED OPERATIONS

During our third quarter of 2012, we received a directive from the authoritative state regulatory body requiring additional environmental remediation at one of our discontinued operating locations. Accordingly, we increased our environmental liability by $125 thousand representing the estimated cost of compliance related to the directive.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU eliminates the option to report other comprehensive income and its components in the statement of stockholders equity and requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. We early adopted this ASU in the prior year and presented the components of other comprehensive income in a separate statement following the statement of operations. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 deferred the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to other comprehensive income. These amendments were delayed to allow the FASB time to redeliberate whether to present the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income on the face of the financial statements for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, we are required to continue reporting reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.

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

In July 2012, the FASB issued ASU No. 2012-02, "Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, "Intangibles--Goodwill and Other, General Intangibles Other than Goodwill." Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. We do not expect that the adoption of this ASU will have a material effect on our Consolidated Condensed Financial Statements.

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

At September 29, 2012, $28,948, or approximately 38% of our total debt, was subject to floating interest rates.  A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $29.

Item 4 - Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the

Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated  the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 29, 2012, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of shares of our Common Stock during the three months ended September 29, 2012:

Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
August 4, 2012	—	$—	—
September 1, 2012	13,400	3.36	13,400
September 29, 2012	—	—	—
Three Months Ended September 29, 2012	13,400	$3.36	$13,400	$4,475,722

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

THE DIXIE GROUP, INC.
(Registrant)

Date: November 9, 2012	By: /s/ JON A. FAULKNER
Jon A. Faulkner Vice President and Chief Financial Officer

Date: November 9, 2012	By: /s/ D. EUGENE LASATER
D. Eugene Lasater Controller