Form 10-K
period 2012-12-29
DIXIE GROUP INC
filed 2013-03-25
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012
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

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 29, 2012 (the last business day of the registrant's most recently completed fiscal second quarter) was approximately $39,454,838.  The aggregate market value was computed by reference to the closing price of the Common Stock on such date.  In making this calculation, the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding Common Stock, and no other persons, are affiliates.  No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of March 1, 2013
Common Stock, $3.00 Par Value	12,187,617	shares
Class B Common Stock, $3.00 Par Value	939,128	shares
Class C Common Stock, $3.00 Par Value	0	shares

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the following document are incorporated by reference:
Proxy Statement of the registrant for annual meeting of shareholders to be held April 30, 2013 (Part III).

Table of Contents    1

THE DIXIE GROUP, INC.

Index to Annual Report
on Form 10-K for
Year Ended December 29, 2012

Table of Contents    2

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

Table of Contents    3

Part I.

Item 1.	BUSINESS

General

Our business consists principally of marketing, manufacturing and selling carpet and rugs to high-end residential and commercial customers through our various sales forces and brands. A small portion of our manufacturing capacity is used to provide carpet and yarn related services to other manufacturers.

From 1920 until 1993 we were exclusively in the textile business. We sold our textile assets and began acquiring floorcovering businesses in 1993. We focus exclusively on the upper-end of the soft floorcovering market where we believe we have strong brands and competitive advantages with our style and design capabilities and customer relationships.

Our business is concentrated in areas of the soft floorcovering markets where innovative styling, design, color, quality and service, as well as limited distribution, are welcomed and rewarded.  Residentially our Fabrica, Masland, and Dixie Home brands have a significant presence in the high-end residential soft floorcovering markets.  Commercially our Masland Contract and Avant, a new brand launched in 2013, participate in the upper end specified commercial marketplace. Dixie International sells all of our brands outside of the North American market. Our brands are well known, highly regarded and complementary; by being differentiated, we offer meaningful alternatives to the discriminating customer.

We operate in one line of business, Carpet Manufacturing.

Our Brands

Fabrica, markets and manufactures luxurious residential carpet and custom rugs, at selling prices that we believe are approximately five times the average for the residential soft floorcovering industry.  Its primary customers are interior decorators and designers, selected retailers and furniture stores, luxury home builders and manufacturers of luxury motor coaches and yachts.  Fabrica is among the leading premium brands in the domestic marketplace and is known for styling innovation and unique colors and patterns.  Fabrica is viewed by the trade as the premier quality brand for very high-end carpet and enjoys an established reputation as a styling trendsetter and a market leader in providing both custom and designer products to the very high-end residential sector.

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

Masland Contract began in 1993 and markets and manufactures broadloom and modular carpet tile for the specified commercial marketplace.  Its commercial products are marketed to the architectural and specified design community and directly to commercial end users, as well as to consumers through specialty floorcovering retailers. Masland Contract has strong brand recognition within the upper-end contract market, and competes through innovative styling, color, patterns, quality and service.

Avant Contract, a new commercial business being launched in 2013, is designed to focus on the corporate office market through multi-line sales agents. These agents carry a broad array of products for the corporate interiors market and will exclusively offer Avant as their soft floorcovering offering. Its modular carpet tile and broadloom product offerings are designed for the interior designer in the upper-end of the contract market who appreciates sophisticated texture, color and patterns with excellent service.

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

Table of Contents    4

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

Backlog

Sales order backlog is not material to understanding our business, due to relatively short lead times for order fulfillment in the markets for the vast majority of our products.

Trademarks

Our floorcovering businesses own a variety of trademarks under which our products are marketed.  Among such trademarks, the names "Fabrica", "Masland", "Dixie Home" and “Masland Contract” are of greatest importance to our business.  We believe that we have taken adequate steps to protect our interest in all significant trademarks.

Customer and Product Concentration

One customer, Lowe's, a mass merchant, accounted for approximately 12% of our sales in 2011 and approximately 9% of our sales in 2012. No other customer was more than 10 percent of our sales during the periods presented.  During 2012, sales to our top ten customers accounted for 16% percent of our sales and our top 20 customers accounted for 20% percent of our sales.  We do not make a material amount of sales in foreign countries.

We do not have any single class of products that accounts for more than 10 percent of our sales. However, sales of our floorcovering products may be classified by significant end-user markets into which we sell, and such information for the past three years is summarized as follows:

	2012	2011	2010
Residential floorcovering products	75%	71%	70%
Commercial floorcovering products	25%	29%	30%

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

Table of Contents    5

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

Employment Level

We employ approximately 1,200 associates in our operations.

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

The floorcovering industry is cyclical and prolonged declines in residential or commercial construction activity or corporate remodeling and refurbishment could have a material adverse effect on our business. Factors that affect such declines may include:

•	consumer confidence;

•	housing demand;

•	financing availability;

•	national and local economic conditions;

•	interest rates;

•	employment levels;

Table of Contents    6

•	changes in disposable income;

•	commercial rental vacancy rates; and

•	federal and state income tax policies.

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

Table of Contents    7

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The following table lists our facilities according to location, type of operation and approximate total floor space as of March 1, 2013:

Location	Type of Operation	Approximate Square Feet
Administrative:
Dalton, GA*	Administrative	16,000
Saraland, AL	Administrative	29,000
Santa Ana, CA	Administrative	4,000
Chattanooga, TN*	Administrative	3,500
Calhoun, GA	Administrative	10,600
	Total Administrative	63,100

Manufacturing and Distribution:
Atmore, AL	Carpet Manufacturing, Distribution	610,000
Saraland, AL	Carpet Tile Manufacturing, Distribution	384,000
Saraland, AL*	Samples and Rug Manufacturing, Distribution	132,000
Roanoke, AL	Carpet Yarn Processing	204,000
Santa Ana, CA	Carpet and Rug Manufacturing, Distribution	200,000
Calhoun, GA	Carpet Dyeing & Processing	193,300
Chatsworth, GA *	Samples and Distribution	79,600
Eton, GA	Carpet Manufacturing, Distribution	408,000
	Total Manufacturing and Distribution	2,210,900

* Leased properties	TOTAL	2,274,000

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

Item 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we or our subsidiaries are a party or of which any of our property is the subject.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Table of Contents    8

Pursuant to instruction G of Form 10-K the following is included as an unnumbered item to PART I.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and offices held by the executive officers of the registrant as of March 1, 2013, are listed below along with their business experience during the past five years.

Name, Age and Position	Business Experience During Past Five Years

Daniel K. Frierson, 71 Chairman of the Board, and Chief Executive Officer, Director
Director since 1973, Chairman of the Board since 1987 and Chief Executive Officer since 1980. He serves on the Company's Executive Committee and is Chairman of the Company's Retirement Plans Committee.  He also serves as Director of Astec Industries, Inc. headquartered in Chattanooga, Tennessee; and Louisiana-Pacific Corporation headquartered in Nashville, TN.

D. Kennedy Frierson, Jr., 46 Vice President and Chief Operating Officer
Vice President and Chief Operating Officer since August 2009. Vice President and President Masland Residential from February 2006 to July 2009. President Masland Residential from December 2005 to January 2006. Executive Vice President and General Manager, Dixie Home, 2003 to 2005.  Business Unit Manager, Bretlin, 2002 to 2003.

Jon A. Faulkner, 52 Vice President and Chief Financial Officer
Vice President and Chief Financial Officer since October 2009.  Vice President of Planning and Development from February 2002 to September 2009. Executive Vice President of Sales and Marketing for Steward, Inc. from 1997 to 2002.

Paul B. Comiskey, 61 Vice President and President, Dixie Residential
Vice President and President of Dixie Residential since August 2009.  Vice President and President, Dixie Home from February 2007 to July 2009.  President, Dixie Home from December 2006 to January 2007.  Senior Vice President of Residential Sales, Mohawk Industries, Inc. from 1998 to 2006.  Executive Vice President of Sales and Marketing for World Carpets from 1996 to 1998.

V. Lee Martin, 61 Vice President and President, Masland Contract
President, Masland Contract since August 2012 and Vice President since February 2013. President, Step 2 Surfaces, LLC from 2011 to August 2012. Corporate Vice President, Sales and Marketing, for J & J Industries from 1994 to 2011.

W. Derek Davis, 62 Vice President, Human Resources	Vice President of Human Resources since January 1991. Corporate Employee Relations Director, 1990 to 1991.

D. Eugene Lasater, 62 Controller	Controller since 1988.

Starr T. Klein, 70 Secretary	Secretary since November 1992. Assistant Secretary, 1987 to 1992.

The executive officers of the registrant are generally elected annually by the Board of Directors at its first meeting held after each annual meeting of our shareholders.

Table of Contents    9

Part II.

Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades on the NASDAQ Global Market under the symbol DXYN.  No market exists for our Class B Common Stock.

As of March 1, 2013, the total number of holders of our Common Stock was approximately 1,800 including an estimated 1,255 shareholders who hold our Common Stock in nominee names, but excluding approximately 715 participants in our 401(k) plan who may direct the voting of the shares allocated to their accounts.  The total number of holders of our Class B Common Stock was 13.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of shares of our Common Stock during the three months ended December 29, 2012:

Fiscal Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
November 3, 2012	—	$—	—
December 1, 2012	—	—	—
December 29, 2012	—	—	—
Three Fiscal Months Ended December 29, 2012	—	$—	—	$4,475,722

(1)	On August 8, 2007, we announced a program to repurchase up to $10 million of our Common Stock.

Quarterly Financial Data, Dividends and Price Range of Common Stock

Following are quarterly financial data, dividends and price range of Common Stock for the four quarterly periods in the years ended December 29, 2012 and December 31, 2011.  Due to rounding, the totals of the quarterly information for each of the years reflected below may not necessarily equal the annual totals.  The discussion of restrictions on payment of dividends is included in Note 9 to the Consolidated Financial Statements included herein.

Table of Contents    10

THE DIXIE GROUP, INC.
QUARTERLY FINANCIAL DATA, DIVIDENDS AND PRICE RANGE OF COMMON STOCK
(unaudited) (dollars in thousands, except per share data)
2012	1ST	2ND	3RD	4TH
Net sales	$62,851	$66,566	$65,822	$71,134
Gross profit	15,703	15,719	16,557	17,395
Operating income (loss)	620	(40)	820	415
Income (loss) from continuing operations	(104)	(404)	269	(413)
Loss from discontinued operations	(77)	(29)	(167)	(2)
Net income (loss)	(181)	(433)	102	(415)
Basic earnings (loss) per share:
Continuing operations	(0.01)	(0.03)	0.02	(0.03)
Discontinued operations	—	—	(0.01)	—
Net income (loss)	(0.01)	(0.03)	0.01	(0.03)
Diluted earnings (loss) per share:
Continuing operations	(0.01)	(0.03)	0.02	(0.03)
Discontinued operations	—	—	(0.01)	—
Net income (loss)	(0.01)	(0.03)	0.01	(0.03)

Common Stock Prices:
High	4.79	4.25	3.90	4.38
Low	2.83	3.20	3.02	2.95

2011	1ST (1)	2ND (2)	3RD	4TH
Net sales	$65,954	$69,200	$69,607	$65,349
Gross profit	16,570	16,723	15,773	16,439
Operating income (loss)	1,668	2,300	1,178	520
Income (loss) from continuing operations	644	808	22	(203)
Loss from discontinued operations	(21)	(42)	(65)	(158)
Net income (loss)	623	766	(43)	(361)
Basic earnings (loss) per share:
Continuing operations	0.05	0.06	—	(0.02)
Discontinued operations	—	—	—	(0.01)
Net income (loss)	0.05	0.06	—	(0.03)
Diluted earnings (loss) per share:
Continuing operations	0.05	0.06	—	(0.02)
Discontinued operations	—	—	—	(0.01)
Net income (loss)	0.05	0.06	—	(0.03)

Common Stock Prices:
High	5.00	4.80	4.47	3.51
Low	3.20	4.14	3.01	2.76

(1)	Q1 of 2011 contains 14 weeks, all other quarters presented in 2012 and 2011 contain 13 weeks.

(2)	Includes facility consolidation and severance credits of $563, or $356 net of tax, in Q2.

Table of Contents    11

Item 6.	SELECTED FINANCIAL DATA

The Dixie Group, Inc.
Historical Summary
(dollars in thousands, except share and per share data)

FISCAL YEARS	2012	2011 (1)	2010 (2)	2009 (3)	2008 (4)
OPERATIONS
Net sales	$266,372	$270,110	$231,322	$203,480	$282,710
Gross profit	65,372	65,506	56,651	52,106	78,088
Operating income (loss)	1,815	5,668	(2,570)	(45,389)	(28,460)
Income (loss) from continuing operations before taxes	(1,054)	1,956	(6,977)	(50,729)	(34,099)
Income tax provision (benefit)	(401)	684	(2,604)	(8,870)	(2,931)
Income (loss) from continuing operations	(653)	1,272	(4,373)	(41,859)	(31,168)
Depreciation and amortization	9,396	9,649	11,575	13,504	13,752
Dividends	—	—	—	—	—
Capital expenditures	3,386	6,740	1,771	2,436	9,469
Assets purchased under capital leases	666	14	127	—	575
FINANCIAL POSITION
Total assets	$201,770	$182,943	$180,929	$181,944	$255,525
Working capital	76,958	66,417	56,496	52,616	77,484
Long-term debt	80,166	65,357	58,070	59,349	85,017
Stockholders' equity	64,046	64,385	62,430	66,349	106,573
PER SHARE
Income (loss) from continuing operations:
Basic	$(0.05)	$0.10	$(0.35)	$(3.39)	$(2.50)
Diluted	(0.05)	0.10	(0.35)	(3.39)	(2.50)
Dividends:
Common Stock	—	—	—	—	—
Class B Common Stock	—	—	—	—	—
Book value	4.88	4.99	4.86	5.20	8.45
GENERAL
Weighted-average common shares outstanding:
Basic	12,637,657	12,585,396	12,524,358	12,330,648	12,448,704
Diluted	12,637,657	12,623,054	12,524,358	12,330,648	12,448,704
Number of shareholders (5)	1,800	1,750	1,750	1,860	2,850
Number of associates	1,200	1,171	1,150	1,050	1,250

(1)	Includes income of $563, or $356 net of tax, for facility consolidation and severance in 2011.

(2)	Includes expenses of $1,556, or $1,008 net of tax, for facility consolidation and severance costs in 2010.

(3)	Includes expenses of $36,956, or $32,055 net of tax, for the impairment of goodwill and long-lived assets and facility consolidation and severance costs in 2009.

(4)	Includes expenses of $29,916, or $27,685 net of tax, for the impairment of goodwill and long-lived assets and facility consolidation and severance costs in 2008.

(5)
The approximate number of record holders of our Common Stock for 2008 through 2012 includes Management's estimate of shareholders who held our Common Stock in nominee names as follows:  2008 - 2,350 shareholders; 2009 - 1,300 shareholders; 2010 - 1,250 shareholders; 2011 - 1,250 shareholders; 2012 - 1,255 shareholders.

Table of Contents    12

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

OVERVIEW

Publicly reported information has reflected improvement in the United States housing sector and commercial construction in 2012. We believe our business, driven more by resale and remodeling of existing homes and commercial facilities, will be positively affected by this overall market improvement in the second half of 2013. 2012 was a year in which we experienced strong results early in the year, followed by a weak summer and finally the market returning to a stronger showing in the last quarter. While our business was more deeply affected by the economic crisis as it reached the higher end markets where our business is concentrated, we believe our position in the upper end of the markets has permitted us to benefit from improved conditions and will allow us to take advantage of further anticipated growth in the upper end markets.

Our residential sales growth rate for 2012 was slightly above that of the industry. Our 2011 sales included a one-time special in our mass merchant sector that had the effect of generating sales volume in 2011; albeit at lower margins. Our commercial business significantly underperformed the industry during 2012 and reflected a decline in our year-over year commercial sales compared with 2011, a period in which we had significant volume in lower margin sales to major national retailers and had sales growth that far exceeded the industry thereby negatively affecting our year-over year comparisons in 2012 as well as versus the industry.

During 2012, we embarked upon several strategic and tactical initiatives that we believe will permit us to strengthen our future and allow us to return to sustained growth and profitability; although certain of these actions negatively impacted our 2012 results. These items, further discussed below, include investment in the development of certain new products, the acquisition of a continuous dyeing facility in North Georgia, the acquisition of certain rug manufacturing equipment and related business, realignment of certain of our broadloom tufting technologies from Atmore, Alabama into our North Georgia Eton facility, an opportunistic purchase of certain products from an industry competitor to incorporate into our product line and changes in both manufacturing and commercial business management.

We have taken advantage of several opportunities to invest in products we believe will further differentiate us from the competition. We have access to two new yarn systems that have been limited in distribution and, we believe, will provide exceptional softness and colorfastness qualities. In addition, we have developed a new “permaset process” for wool which we believe will allow our designer customers the broadest possible choice of colorations. As a result, during 2012 we invested at an increased rate in sampling initiatives related to these product offerings as compared to the same periods in the prior year.

During 2012, we relocated certain of our tufting technologies from our manufacturing facility in Atmore, Alabama to our facility in Eton, Georgia to achieve a more favorable cost structure for the products and markets served from those technologies. The tufting realignment was completed during 2012. This realignment resulted in incremental operating costs of approximately $926 thousand during 2012.

On November 2, 2012, we acquired a continuous carpet dyeing facility in Calhoun, Georgia. The acquisition of this dyeing operation will allow us to transition certain of our products from our beck dyeing operation in Atmore, Alabama and from other third party commission continuous dyeing operations located in North Georgia. We believe this will allow us to achieve significant cost reductions in the dyeing process and support future growth. The purchase price of this acquisition consisted of a $5.5 million, seller financed note, a cash payment of $239 thousand and $823 thousand representing the fair value of a five year, below market agreement to process certain of the seller's products on a commission basis during this period as we ramp up the dyeing of our products. In conjunction with the acquisition of these assets, we are in the process of assessing all of our dyeing and ancillary assets throughout our Company. As the process evolves, some of these assets may be utilized elsewhere in our facilities and some may be taken out of service and could therefore result in non-cash asset impairment charges or incremental costs associated with potential asset redeployments within our facilities.

On November 28, 2012, we acquired certain specialized wool rug tufting equipment and the associated business for total consideration valued at $2.6 million, consisting of $958 thousand of cash paid currently, $471 thousand representing the fair value of cash to be paid in equal installments over a three- year period and $1.1 million representing the fair value of contingent consideration over a three- year period. We were the major consumer of products produced by the seller on the equipment. This acquisition will also allow us to pursue business in another market the seller was developing. The acquisition is expected to significantly reduce our cost by producing the goods in-house and should allow us to further access and develop other markets and support what we believe to be good growth potential in markets we currently serve.

Additionally, during 2012, we made a change in our manufacturing management in connection with the realignment of the tufting equipment relocations and brought in new leadership for our commercial business in an effort to strengthen our performance in our commercial sector. These actions resulted in incremental costs of approximately $600 thousand in 2012.

Table of Contents    13

We remain optimistic about conditions that affect the higher-end residential markets we serve and continue to address initiatives in our commercial offerings related to our products, manufacturing processes and distribution alternatives.

RESULTS OF OPERATIONS

Our discussion and analysis of financial condition and results of operations is based on our Consolidated Financial Statements that were prepared in accordance with U. S. generally accepted accounting principles.

Each of our 2012 quarterly fiscal periods contained 13 operating weeks. Our first quarter of 2011 contained 14 operating weeks while our second through fourth quarters of 2011 contained 13 operating weeks; therefore, 2012 contained 52 operating weeks compared with 53 operating weeks in 2011. Discussions below related to percentage changes in net sales for the annual periods have been adjusted to reflect the comparable number of weeks and are qualified with the term “net sales as adjusted”. We believe "net sales as adjusted" will assist our financial statement users in understanding the rate of growth in our business in the comparative periods. (See reconciliation of net sales to net sales as adjusted in the table below.)

Reconciliation of Net Sales to Net Sales as Adjusted

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	Percent Increase (Decrease)
Net sales as reported	$266,372	$270,110	(1.4)%
Adjustment to net sales:
Impact of shipping weeks	—	(4,711)
Net sales as adjusted	$266,372	$265,399	0.4%

The following table sets forth certain elements of our continuing operations as a percentage of net sales for the periods indicated:

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	75.5%	75.7%	75.5%
Gross profit	24.5%	24.3%	24.5%
Selling and administrative expenses	23.8%	22.5%	24.8%
Other operating (income) expense, net	—%	(0.1)%	0.1%
Facility consolidation and severance expense, net	—%	(0.2)%	0.7%
Impairment of assets	—%	—%	—%
Impairment of goodwill	—%	—%	—%
Operating income (loss)	0.7%	2.1%	(1.1)%

Fiscal Year Ended December 29, 2012 Compared with Fiscal Year Ended December 31, 2011

Net Sales. Net sales for the year ended December 29, 2012 were $266.4 million compared with $270.1 million in the year-earlier period, a decrease of 1.4% for the year-over- year comparison. Net sales in 2012 reflected an increase of 0.4% compared with 2011 on a "net sales as adjusted" basis. The carpet industry reported a percentage increase in the low single digits in net sales in 2012. Our 2012 year-over-year carpet sales comparison reflected a decrease of 1.8% in net sales, or 0.1% on a "net sales as adjusted" basis. Sales of residential carpet are up 2.5%, or 4.3% on a "net sales as adjusted" basis and sales of commercial carpet declined 12.7%, or 11.1% on a "net sales as adjusted" basis. Revenue from carpet yarn processing and carpet dyeing and finishing services increased $1.1 million in 2012 compared with 2011.

Cost of Sales. Cost of sales, as a percentage of net sales, was basically unchanged; a decrease of 0.2 percentage points in 2012 compared with 2011. Cost of sales included incremental costs of approximately $926 thousand in 2012 related to the tufting equipment relocations. Other manufacturing efficiencies and cost improvements more than offset these relocation costs.

Gross Profit. Gross profit was basically unchanged in both total dollars and as a percentage of net sales in 2012 compared with 2011. Gross profit on lower sales in 2012 included incremental costs of approximately $926 thousand in 2012 related to the tufting equipment relocations. However; we experienced more favorable product mix in our residential products in 2012 compared with 2011.

Table of Contents    14

Selling and Administrative Expenses. Selling and administrative expenses reflected an increase of $2.8 million, or 1.3 percentage points as a percentage of sales in 2012 compared with 2011. The increase is primarily a result of an increase of $1.7 million related to investment in the development and sampling of new product initiatives, $409 thousand for incremental costs related to the two acquisitions and $600 thousand of costs related to management changes.

Other Operating (Income) Expense, Net. Net other operating expense was $68 thousand in 2012 compared with net other operating income of $266 thousand in 2011. The change was due to a settlement gain of $492 thousand recognized in 2011 related to a company-owned insurance policy, net of a decrease in certain retirement related expenses of $170 thousand in 2012 compared with 2011.

Facility Consolidation and Severance (Benefit) Expense, Net. Facility consolidation and severance expenses reflected a cost reduction of $563 thousand in 2011. The gain in 2011 was a result of the favorable settlement of a lease obligation in 2011 compared with the amount previously reserved under our restructuring plan.

Operating Income (Loss). Operating income was $1.8 million in 2012 compared with operating income of $5.7 million in 2011. The decrease in 2012 was primarily a result of the higher selling and administrative expenses and gains in 2011 related to the facilities consolidation and company-owned life insurance of $563 thousand and $492 thousand, respectively.

Interest Expense. Interest expense decreased $324 thousand in 2012 principally due to lower interest rates in 2012 compared with 2011.

Other (Income) Expense, Net. Other income was $277 thousand in 2012 compared with income of $75 thousand in 2011, an improvement of $202 thousand. The change was primarily the result of a gain recognized on the sale of a non-operating asset in 2012.

Refinancing Expenses. Expenses of $317 thousand were recorded in the third quarter of 2011 related to refinancing our senior credit and term loan facility and included the costs associated with the extinguishment or modification of existing debt and the addition of new debt arrangements.

Income Tax Provision (Benefit). Our effective income tax benefit rate was 38.0% in 2012, compared with an effective income tax provision rate of 35.0% in 2011. The effective tax rate varied from statutory rates in 2012 primarily as a result of adjustments to estimates used in the 2011 estimated tax calculations versus amounts used in the subsequent tax return filing for the 2011 period; net of the effects of permanent differences on the lower level of pre-tax earnings in the 2012 tax calculations.

Net Income (Loss). Continuing operations reflected a loss of $653 thousand, or $0.05 per diluted share in 2012, compared with income from continuing operations of $1.3 million, or $0.10 per diluted share in 2011. Our discontinued operations reflected a loss of $274 thousand, or $0.02 per diluted share in 2012, compared with a loss of $286 thousand, or $0.02 per diluted share in 2011. Including discontinued operations, our net loss was $927 thousand, or $0.07 per diluted share, in 2012 compared with net income of $986 thousand, or $0.08 per diluted share, in 2011.

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

Table of Contents    15

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

LIQUIDITY AND CAPITAL RESOURCES

We believe our operating cash flows, credit availability under our senior loan and security agreement and other sources of financing are adequate to finance our normal foreseeable liquidity requirements. We will continue to aggressively manage all elements of our business affecting cash including working capital and capital expenditures. However, deterioration in our markets or significant additional cash expenditures above our normal liquidity requirements could require supplemental financing or other funding sources. There can be no assurance that such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us.

Cash Sources and Uses. During the year ended December 29, 2012, cash provided from financing activities was $9.3 million and was supplemented by $187 thousand of proceeds related to fixed asset sales resulting in cash inflows of $9.5 million. $4.7 million was used to fund our operating activities, $3.4 million to invest in property, plant and equipment and $1.2 million for the cash component of two acquisitions. Working capital increased $10.5 million in 2012, primarily as a result of an increase in inventories of $8.3 million to support higher levels of business activity and an opportunistic purchase of certain inventories from a carpet industry competitor to incorporate the products into our product line going forward. Additionally, our receivables increased $3.3 million primarily associated with a higher level of sales while other current assets increased $2.5 million primarily related to funds that were placed in escrow in advance of a pending machinery lease transaction in progress. Accrued expenses increased in 2012 primarily as a result in the timing of payroll disbursements in the comparative periods and the current portion of debt reflected an increase of $1.3 million as of the 2012 balance sheet date compared with the 2011 comparative period.

During the year ended December 31, 2011, cash generated from operating activities was $5.1 million and was supplemented by an increase in the senior indebtedness of $12.6 million and $366 thousand from an increase in outstanding checks in excess of cash utilized. These funds were used to finance our operations, fund the early redemption of $9.7 million of convertible subordinated debentures, purchase $6.7 million of property, plant and equipment, fund $1.4 million of debt issuance costs and acquire treasury stock for $131 thousand. Working capital increased $9.9 million in 2011 principally as a result of an increase of $5.6 million in inventories to support higher levels of business activity and $4.4 million to reduce the current portion of long-term debt. Trade receivables decreased $1.5 million in 2011 primarily as a result of customer mix.

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

Table of Contents    16

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

Capital expenditures, excluding assets acquired under business acquisitions, were $4.1 million in 2012; $3.4 million through funded debt and $666 thousand of equipment acquired under a capitalized lease, $6.7 million in 2011 and $1.8 million in 2010. Depreciation and amortization were $9.4 million in 2012, $9.6 million in 2011 and $11.6 million in 2010. A significant portion of capital expenditures in 2012 and 2011 were directed toward new and more efficient manufacturing capabilities and, to a lesser extent, computer software enhancements. Capital expenditures in 2010 primarily related to facilities and existing equipment. We expect capital expenditures to be approximately $8.0 million in 2013, while depreciation and amortization are expected to be approximately $10.0 million. Planned capital expenditures in 2013 are directed toward both new manufacturing equipment and certain of our continuous dyeing equipment.

Revolving Credit Facility. On September 14, 2011, we entered into a five-year, secured revolving credit facility (the "senior credit facility"). The senior credit facility provides for a maximum of $90.0 million of revolving credit, subject to borrowing base availability, including limited amounts of credit in the form of letters of credit and swingline loans. The borrowing base is equal to specified percentages of our eligible accounts receivable, inventories and fixed assets less reserves established, from time to time, by the administrative agent under the senior credit facility.

At our election, revolving loans under the senior credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2 or 3 month periods, as we may select, plus an applicable margin of either 2.00% or 2.25%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate, plus an applicable margin of either 1.00% or 1.50%. The applicable margin is determined based on availability under the senior credit facility with margins increasing as availability decreases. The weighted-average interest rate on borrowings outstanding under this agreement was 3.59% at December 29, 2012 and 3.76% at December 31, 2011. We also pay an unused line fee on the average amount by which the aggregate commitments exceed utilization of the senior credit facility equal to 0.375% per annum.

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

We can use the proceeds of the senior credit facility for general corporate purposes, including financing acquisitions and refinancing other indebtedness. As of December 29, 2012, the unused borrowing availability under the senior credit facility was $20.5 million.

Mortgage Note Payable. On September 13, 2011, we entered into a five-year $11.1 million mortgage loan. The mortgage loan is secured by the Company's Susan Street facility and liens secondary to the senior credit facility. The mortgage loan is scheduled to mature on September 13, 2016. The mortgage loan bears interest at a variable rate equal to one month LIBOR plus 3.00% and is payable in equal monthly installments of principal of $61 thousand, plus interest calculated on the declining balance of the mortgage loan, with a final payment of $7.4 million due on maturity.

Debt Amendments. On November 2, 2012, we amended our senior credit facility and mortgage note payable to modify certain definitions to effectively exclude up to $2.0 million of costs in the fixed cost coverage ratio calculation as a result of our acquisition of a continuous carpet dyeing facility. Additionally, we subordinated the interests of our lender under our senior credit facility to the interests of the seller of the continuous dyeing assets to facilitate the seller financing of the transaction.

Obligation to Development Authority of Gordon County. On November 2, 2012, we signed a 6% seller-financed note of $5.5 million with Lineage PCR, Inc. (“Lineage”) related to the acquisition of the continuous carpet dyeing facility in Calhoun, Georgia. Effective December 28, 2012 through a series of agreements between us, the Development Authority of Gordon County, Georgia (the “Authority”) and Lineage, obligations with identical payment terms as the original note to Lineage are now payment obligations to the Authority. These transactions were consummated in order to provide us with a tax abatement to the related real estate and equipment at this facility. The tax abatement plan provides for abatement for certain components of the real and personal property taxes for up to ten years. At any time, we have the option to pay off the obligation, plus a nominal amount. The debt to the Authority bears interest at 6% and is payable in equal monthly installments of principal and interest of $106 thousand over 57 months.

Deferred Financing Costs and Refinancing Expenses. In connection with the amendment in 2012, we incurred an additional $28 thousand in financing costs that is being amortized over the remaining term of the senior credit facility and the mortgage loan. We incurred $187 thousand in financing costs related to the issuance of the bonds that is being amortized over the term of the bonds. As a result of the refinancing in 2011, we paid $1.4 million in financing costs that is being amortized over the term of the senior credit facility and the mortgage loan. Additionally in 2011, we recognized $317 thousand of refinancing expenses of

Table of Contents    17

which $92 thousand related to the write-off of previously deferred financing costs and $225 thousand related to fees paid to 3rd parties in connection with the new senior credit facility and mortgage loan.

Convertible Subordinated Debentures. On October 5, 2011, we optionally redeemed all of the outstanding 7.00% convertible subordinated debentures pursuant to the provisions of the Indenture dated May 15, 1987. The debentures were originally set to mature on May 15, 2012. The redemption price of $9.9 million represented 100% of the principal amount of the debentures plus accrued and unpaid interest. The principal balance at October 5, 2011 was $9.7 million. The debentures were convertible by their holders into shares of our Common Stock at effective conversion price of $32.20 per share. No holders exercised their right to convert their debentures into shares of our Common Stock.

Equipment Notes Payable. Our equipment financing notes have terms ranging from four to seven years, are secured by the specific equipment financed, bear interest ranging from 2.0% to 7.72% and are due in monthly installments of principal and interest ranging from $2 thousand to $41 thousand through February 2019.  The notes do not contain financial covenants.

Capital Lease Obligations. Our capitalized lease obligations have terms ranging from four to seven years, are secured by the specific equipment leased, bear interest ranging from 2.90% to 7.72% and are due in monthly installments of principal and interest ranging from $1 thousand to $32 thousand through October 2018.

Interest Payments. Interest payments for continuing operations were $2.8 million in 2012, $3.3 million in 2011 and $4.0 million in 2010.

Stock-Based Awards. We recognize compensation expense related to share-based stock awards based on the fair value of the equity instrument over the period of vesting for the individual stock awards that were granted. At December 29, 2012, the total unrecognized compensation expense related to non-vested restricted stock awards was $1.1 million with a weighted-average vesting period of 4.5 years and unrecognized compensation expense related to unvested stock options was $72 thousand with a weighted-average vesting period of 1.9 years.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements at December 29, 2012 or December 31, 2011.

Income Tax Considerations. During the first quarter of 2012, we paid approximately $1.3 million representing a settlement reached with the Internal Revenue Service for an audit for the tax years of 2004 through 2009. The settlement is related to temporary differences between the carrying amounts of assets for financial reporting purposes and the tax basis of those assets; accordingly the settlement resulted in an increase in deferred taxes and had no significant impact on tax expense.

Excluding the Internal Revenue Service settlement paid in 2012, we anticipate cash outlays for income taxes to be relatively equivalent to our provision for income taxes in 2013 and expect our cash outlay for taxes to exceed our tax provision in 2014 and 2015. The anticipated differences in 2014 and 2015 are associated with timing differences between the book basis and tax basis of long-lived, depreciable assets. Such differences could be in the range of $2.0 million in each of the periods, although there are many factors that could alter the actual experience. At December 29, 2012, we are in a net deferred tax asset position of $1.8 million. We performed an analysis, including an evaluation of certain tax planning strategies available to us, related to the net deferred tax asset and believe, absent tax law changes, that the net tax asset is recoverable in future periods, including a $394 thousand federal income tax credit carry-forward and federal net operating loss carry-forward. Approximately $4.8 million of future taxable income would be required to realize the deferred tax asset. During 2012, we decreased our tax valuation reserve related to future benefits for state net operating loss carry-forwards by $41 thousand because the underlying tax assets decreased.

Discontinued Operations - Environmental Contingencies. We have reserves for environmental obligations established at five previously owned sites that were associated with our discontinued textile businesses. Each site has a Corrective Action Plan (“CAP”) with the applicable authoritative state regulatory body responsible for oversight for environmental compliance. The CAP for four of these sites involves natural attenuation (degradation of the contaminants through naturally occurring events) over periods estimated at 10 to 20 years and the CAP on the remaining site involves a pump and treat remediation process, estimated to occur over a period of 20 to 30 years. Additionally, we have a reserve for an environmental liability on the property of a facility and related business that was sold in 2004. The CAP has a specified remediation term estimated to be 5 years subsequent to 2012. The total costs for remediation for all of these sites were $173 thousand, $83 thousand for normal ongoing remediation costs and $90 thousand for remediation to specific initiatives in 2012. We expect normal remediation costs to approximate $100 thousand annually. We have a reserve of $1.8 million for environmental liabilities at these sites as of December 29, 2012. The liability established represents our best estimate of loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from our estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

Fair Value of Financial Instruments. Due to our limited use of fair value instruments related to either assets or liabilities, we do not consider such valuations to rise to the level of critical accounting estimates related to the portrayal of our financial

Table of Contents    18

statements. Within the overall utilization of fair value, only $1.9 million of liabilities fall under a level 3 classification (those subject to significant management judgment or estimation). These liabilities were estimated based on a third party valuations.
RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board ("the Boards") on fair value measurement. The collective efforts of the Boards and their staffs have resulted in common requirements, including a consistent meaning of the term "fair value." The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The ASU was effective during the first quarter of 2012 and its adoption did not have a material effect on our Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU eliminates the option to report other comprehensive income and its components in the statement of stockholders' equity and requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. We early adopted this ASU in the prior year and presented the components of other comprehensive income in a separate statement following the statement of operations. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 deferred the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to other comprehensive income. In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires us to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, we are required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. As the new standard does not change the current requirements for reporting net income or other comprehensive income in the financial statements, we do not expect that the adoption of this ASU will have a material effect on our Consolidated Financial Statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210)-Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". The ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11. ASU No. 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Codification or subject to a master netting arrangement or similar agreement. The effective date is the same as the effective date of ASU 2011-11. We do not expect that the adoption of these ASUs will have a a material effect on our Consolidated Financial Statements.

In July 2012, the FASB issued ASU No. 2012-02, "Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, "Intangibles--Goodwill and Other, General Intangibles Other than Goodwill." Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. We do not expect that the adoption of this ASU will have a a material effect on our Consolidated Financial Statements.

Certain Related Party Transactions. During the fiscal year ended December 29, 2012, we purchased a portion of our requirements for polyester fiber from Engineered Floors, an entity controlled by Robert E. Shaw. Mr. Shaw reported holding approximately 11% of our Common Stock, which as of year-end represented approximately 4% of the total vote of all classes of our Common Stock. Engineered Floors is one of our suppliers of fiber, but is our principal supplier of polyester fiber. Our total

Table of Contents    19

purchases from Engineered Floors for 2012 were approximately $8.0 million; or approximately 8% of all our comparable external yarn purchases in 2012. Our purchases from Engineered Floors are based on market value, negotiated prices. We have no contractual arrangements or commitments with Mr. Shaw associated with our business relationship with Engineered Floors. Transactions with Engineered Floors were reviewed and approved by our board of directors as arms length and on terms no less favorable to us than similar purchases form other fiber suppliers.

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

We believe application of the following accounting policies require significant judgments and estimates and represent our critical accounting policies. Other significant accounting policies are discussed in Note 1 to our Consolidated Financial Statements.

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

Table of Contents    20

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands)

Our earnings, cash flows and financial position are exposed to market risks relating to interest rates, among other factors.  It is our policy to minimize our exposure to adverse changes in interest rates and manage interest rate risks inherent in funding our Company with debt.  We address this financial exposure through a risk management program that includes maintaining a mix of fixed and floating rate debt and the use of interest rate swap agreements (See Note 11 to the Consolidated Financial Statements).

At December 29, 2012, $30,161, or approximately 36% of our total debt, was subject to floating interest rates.  A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $46.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary financial information required by ITEM 302 of Regulation S-K is included in PART II, ITEM 5 of this report and the Financial Statements are included in a separate section of this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the commission's rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 29, 2012, the date of the financial statements included in this Form 10-K (the “Evaluation Date”).  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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
We conducted, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, an evaluation of the effectiveness of our internal control over financial reporting based on the frame work in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under such framework, our management concluded that our internal control over financial reporting was effective as of December 29, 2012.

Item 9B.	OTHER INFORMATION

None.

Table of Contents    21

PART III.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled "Information about Nominees for Director" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held April 30, 2013 is incorporated herein by reference.  Information regarding the executive officers of the registrant is presented in PART I of this report.

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

Audit Committee

We have a standing audit committee.  At December 29, 2012, members of our audit committee are John W. Murrey, III, Chairman, Charles E. Brock, J. Don Brock, Walter W. Hubbard, Lowry F. Kline and Hilda W. Murray.

Item 11.	EXECUTIVE COMPENSATION

The sections entitled "Compensation Discussion and Analysis", "Executive Compensation Information" and "Director Compensation" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held April 30, 2013 are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled "Principal Shareholders", as well as the the beneficial ownership table (and accompanying notes), in the Proxy Statement of the registrant for the annual meeting of shareholders to be held April 30, 2013 is incorporated herein by reference.

Equity Compensation Plan Information as of December 29, 2012

The following table sets forth information as to our equity compensation plans as of the end of the 2012 fiscal year:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of the outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans approved by security holders	798,579	(1)	$10.37	(2)	296,068

(1)	Does not include 464,886 shares issued but unvested Common Stock pursuant to restricted stock grants under our 2006 Stock Awards Plan, with a weighted-average grant date value of $6.57 per share.

(2)
Includes the aggregate weighted-average of (i) the exercise price per share for outstanding options to purchase 579,407 shares of Common Stock under our 2000 Stock Incentive Plan and 118,000 shares of Common Stock under our 2006 Stock Awards Plan and (ii) the price per share of the Common Stock on the grant date for each of 101,172 Performance Units issued under the Directors' Stock Plan (each unit equivalent to one share of Common Stock).

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section entitled "Certain Transactions Between the Company and Directors and Officers" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held April 30, 2013 is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled "Audit Fees Discussion" in the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held April 30, 2013 is incorporated herein by reference.

Table of Contents    22

PART IV.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1) The response to this portion of Item 15 is submitted as a separate section of this report.
(2) No financial statements required.
(3) Please refer to the Exhibit Index which is attached hereto.

(b)	Exhibits - The response to this portion of Item 15 is submitted as a separate section of this report. See Item 15(a) (3) above.

Table of Contents    23

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2013	The Dixie Group, Inc.

/s/ DANIEL K. FRIERSON
By: Daniel K. Frierson
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DANIEL K. FRIERSON	Chairman of the Board, Director and Chief Executive Officer
Daniel K. Frierson

/s/ JON A. FAULKNER	Vice President, Chief Financial Officer
Jon A. Faulkner

/s/ D. EUGENE LASATER	Controller
D. Eugene Lasater

/s/ CHARLES E. BROCK	Director
Charles E. Brock

/s/ J. DON BROCK	Director
J. Don Brock

/s/ PAUL K. FRIERSON	Director
Paul K. Frierson

/s/ WALTER W. HUBBARD	Director
Walter W. Hubbard

/s/ LOWRY F. KLINE	Director
Lowry F. Kline

/s/ HILDA S. MURRAY	Director
Hilda S. Murray

/s/ JOHN W. MURREY, III	Director
John W. Murrey, III

Table of Contents    24

ANNUAL REPORT ON FORM 10-K

ITEM 8 AND ITEM 15(a)(1)

LIST OF FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 29, 2012

THE DIXIE GROUP, INC.

CHATTANOOGA, TENNESSEE

Table of Contents    25

FORM 10-K - ITEM 8 and ITEM 15(a)(1)

THE DIXIE GROUP, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of The Dixie Group, Inc. and subsidiaries are included in Item 8 and Item 15(a)(1):

Table of Contents    26

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Dixie Group, Inc.

We have audited the accompanying consolidated balance sheets of The Dixie Group, Inc. as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 29, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Dixie Group, Inc. at December 29, 2012 and December 31, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Atlanta, Georgia
March 25, 2013

Table of Contents    27

THE DIXIE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 29, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$491	$298
Receivables, net	32,469	29,173
Inventories	72,245	63,939
Deferred income taxes	5,615	5,860
Other current assets	4,235	1,729
TOTAL CURRENT ASSETS	115,055	100,999

PROPERTY, PLANT AND EQUIPMENT, NET	69,483	67,541
OTHER ASSETS	17,232	14,403
TOTAL ASSETS	$201,770	$182,943

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$14,891	$14,668
Accrued expenses	19,147	17,185
Current portion of long-term debt	4,059	2,729
TOTAL CURRENT LIABILITIES	38,097	34,582

LONG-TERM DEBT	80,166	65,357
DEFERRED INCOME TAXES	3,824	4,804
OTHER LONG-TERM LIABILITIES	15,637	13,815
TOTAL LIABILITIES	137,724	118,558

COMMITMENTS AND CONTINGENCIES (See Note 17)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 12,173,961 shares for 2012 and 12,022,541 shares for 2011	36,522	36,068
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 952,784 shares for 2012 and 882,644 shares for 2011	2,858	2,648
Additional paid-in capital	136,744	136,670
Accumulated deficit	(111,840)	(110,913)
Accumulated other comprehensive loss	(238)	(88)
TOTAL STOCKHOLDERS' EQUITY	64,046	64,385
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$201,770	$182,943

See accompanying notes to the consolidated financial statements.

Table of Contents    28

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Year Ended
	December 29, 2012	December 31, 2011	December 25, 2010
NET SALES	$266,372	$270,110	$231,322
Cost of sales	201,000	204,604	174,671
GROSS PROFIT	65,372	65,506	56,651

Selling and administrative expenses	63,489	60,667	57,362
Other operating (income) expense, net	68	(266)	303
Facility consolidation and severance expenses, net	—	(563)	1,556
OPERATING INCOME (LOSS)	1,815	5,668	(2,570)

Interest expense	3,146	3,470	4,124
Other (income) expense, net	(277)	(75)	283
Refinancing expenses	—	317	—
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(1,054)	1,956	(6,977)
Income tax provision (benefit)	(401)	684	(2,604)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(653)	1,272	(4,373)
Loss from discontinued operations, net of tax	(274)	(286)	(281)
NET INCOME (LOSS)	$(927)	$986	$(4,654)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.05)	$0.10	$(0.35)
Discontinued operations	(0.02)	(0.02)	(0.02)
Net income (loss)	$(0.07)	$0.08	$(0.37)

BASIC SHARES OUTSTANDING	12,638	12,585	12,524

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.05)	$0.10	$(0.35)
Discontinued operations	(0.02)	(0.02)	(0.02)
Net income (loss)	$(0.07)	$0.08	$(0.37)

DILUTED SHARES OUTSTANDING	12,638	12,623	12,524

DIVIDENDS PER SHARE:
Common Stock	$—	$—	$—
Class B Common Stock	—	—	—
See accompanying notes to the consolidated financial statements.

Table of Contents    29

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	Year Ended
	December 29, 2012	December 31, 2011	December 25, 2010
NET INCOME (LOSS)	$(927)	$986	$(4,654)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized loss on interest rate swaps	(476)	(412)	(484)
Reclassification of loss into earnings from interest rate swaps	98	268	560
Amortization of unrealized loss on dedesignated interest rate swaps	289	93	—
Unrecognized net actuarial gain on postretirement benefit plans	20	67	2
Reclassification of net actuarial gain into earnings from postretirement benefit plans	(27)	(18)	(59)
Reclassification of prior service credits into earnings from postretirement benefit plans	(54)	(55)	(54)

TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAX	(150)	(57)	(35)

COMPREHENSIVE INCOME (LOSS)	$(1,077)	$929	$(4,689)
See accompanying notes to the consolidated financial statements.

Table of Contents    30

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended
	December 29, 2012	December 31, 2011	December 25, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$(653)	$1,272	$(4,373)
Loss from discontinued operations	(274)	(286)	(281)
Net income (loss)	(927)	986	(4,654)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities, net of acquisitions:
Depreciation and amortization	9,396	9,649	11,575
Provision (benefit) for deferred income taxes	(643)	(254)	(2,498)
Net (gain) loss on property, plant and equipment disposals	(186)	37	22
Stock-based compensation expense	937	663	888
Write-off of deferred financing costs	—	92	—
Changes in operating assets and liabilities:
Receivables	(3,296)	2,204	(2,400)
Inventories	(8,115)	(5,650)	(3,133)
Other current assets	(2,506)	(313)	685
Accounts payable and accrued expenses	1,455	(1,724)	4,546
Other operating assets and liabilities	(827)	(636)	(1,113)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(4,712)	5,054	3,918

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	187	5	10
Purchase of property, plant and equipment	(3,386)	(6,740)	(1,771)
Net cash paid in business acquisitions	(1,197)	—	—
NET CASH USED IN INVESTING ACTIVITIES	(4,396)	(6,735)	(1,761)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) borrowings on previous credit line	—	(30,503)	5,225
Payments on previous term loan	—	(11,324)	(1,506)
Net borrowings on current credit line	7,316	52,806	—
Borrowings on current mortgage note payable	—	11,063	—
Payments on current mortgage note payable	(737)	(185)	—
Payments on previous mortgage note payable	—	(5,736)	(286)
Payments on note payable related to acquisition	(161)	—	—
Borrowings on equipment financing	5,003	1,794	—
Payments on equipment financing	(1,293)	(2,660)	(2,766)
Payments on capitalized leases	(204)	(360)	(1,123)
Borrowings on notes payable	795	733	748
Payments on notes payable	(746)	(609)	(487)
Payments on subordinated indebtedness	—	(12,162)	(2,500)
Change in outstanding checks in excess of cash	(205)	366	784
Repurchases of Common Stock	(199)	(131)	(58)
Payments for debt issuance costs	(268)	(1,357)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	9,301	1,735	(1,969)

INCREASE IN CASH AND CASH EQUIVALENTS	193	54	188
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	298	244	56
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$491	$298	$244

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment purchased under capital leases	$666	$14	$127
Fair value of assets acquired in acquisitions	9,184	—	—
Liabilities assumed in acquisitions	(42)	—	—
Note payable related to acquisition	(5,500)	—	—
Accrued consideration related to acquisition	(2,445)	—	—
See accompanying notes to the consolidated financial statements.

Table of Contents    31

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 26, 2009	$35,714	$2,575	$135,301	$(107,245)	$4	$66,349
Repurchases of Common Stock - 20,892 shares	(63)	—	5	—	—	(58)
Restricted stock grants issued - 100,940 shares	243	60	(303)	—	—	—
Class B converted into Common Stock - 10,626 shares	32	(32)	—	—	—	—
Stock-based compensation expense	—	—	828	—	—	828
Net loss	—	—	—	(4,654)	—	(4,654)
Other comprehensive loss	—	—	—	—	(35)	(35)
Balance at December 25, 2010	35,926	2,603	135,831	(111,899)	(31)	62,430
Repurchases of Common Stock - 29,069 shares	(87)	—	(44)	—	—	(131)
Restricted stock grants issued - 91,340 shares	211	63	(274)	—	—	—
Class B converted into Common Stock - 6,197 shares	18	(18)	—	—	—	—
Stock-based compensation expense	—	—	663	—	—	663
Reclassification of deferred compensation on Directors' stock	—	—	494	—	—	494
Net income	—	—	—	986	—	986
Other comprehensive loss	—	—	—	—	(57)	(57)
Balance at December 31, 2011	36,068	2,648	136,670	(110,913)	(88)	64,385
Repurchases of Common Stock - 50,444 shares	(151)	—	(48)	—	—	(199)
Restricted stock grants issued - 289,233 shares	609	258	(867)	—	—	—
Restricted stock grants forfeited - 17,229 shares	(52)	—	52	—	—	—
Class B converted into Common Stock - 15,925 shares	48	(48)	—	—	—	—
Stock-based compensation expense	—	—	937	—	—	937
Net loss	—	—	—	(927)	—	(927)
Other comprehensive loss	—	—	—	—	(150)	(150)
Balance at December 29, 2012	$36,522	$2,858	$136,744	$(111,840)	$(238)	$64,046

See accompanying notes to the consolidated financial statements.

Table of Contents    32

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fiscal Year

The Company ends its fiscal year on the last Saturday of December.  All references herein to "2012," "2011," and "2010," mean the fiscal years ended December 29, 2012, December 31, 2011, and December 25, 2010, respectively.  The year 2011 contained 53 weeks, all other years presented contained 52 weeks.

Reclassifications and Corrections of Presentation

The Company reclassified certain amounts in 2011 and 2010 to conform to the 2012 presentation.

The Company identified that amounts previously classified as Common stock in treasury should be classified as a reduction to Common Stock for the par value of such shares acquired and the difference between the par value and the price paid for each share recorded either entirely to retained earnings or to additional paid-in-capital for periods in which the Company does not have retained earnings. This presentation is based on the Company's accounting policy to reflect the repurchased shares as authorized but unissued as prescribed by state statute. The Company has corrected this classification error on the Consolidated Balance Sheet for 2011 and the related effects on the Consolidated Statements of Stockholders' Equity for periods presented as follows:

	Shares		Amounts
	2011 Issued, as Reported	2011 Issued, as Corrected	2011 as Reported	Correction	2011 as Corrected
Common Stock	15,998,937	12,022,541	$47,997	$(11,929)	$36,068
Additional paid-in capital			138,118	(1,448)	136,670
Accumulated deficit			(65,764)	(45,149)	(110,913)
Common Stock in treasury	3,976,396	—	(58,526)	58,526	—

	Shares		Amounts
	2010 Issued, as Reported	2010 Issued, as Corrected	2010 as Reported	Correction *	2010 as Corrected
Common Stock	15,922,480	11,975,153	$47,767	$(11,841)	$35,926
Additional paid-in capital			137,235	(1,404)	135,831
Accumulated deficit			(66,750)	(45,149)	(111,899)
Common Stock in treasury	3,947,327	—	(58,395)	58,395	—

* Difference due to rounding.

Table of Contents    33

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

	Shares		Amounts
	2009 Issued, as Reported	2009 Issued, as Corrected	2009 as Reported	Correction	2009 as Corrected
Common Stock	15,830,854	11,904,419	$47,493	$(11,779)	$35,714
Additional paid-in capital			136,710	(1,409)	135,301
Accumulated deficit			(62,096)	(45,149)	(107,245)
Common Stock in treasury	3,926,435	—	(58,337)	58,337	—

The treasury stock repurchase activity within each of the years presented was also corrected to reflect the effect of the Company's accounting policy related to the repurchase of treasury stock. This correction had no impact on earnings, total equity, working capital or operating cash flows.

Discontinued Operations

The financial statements separately report discontinued operations and the results of continuing operations (See Note 20). Disclosures included herein pertain to the Company's continuing operations unless noted otherwise.

Cash and Cash Equivalents

Highly liquid investments with original maturities of three months or less when purchased are reported as cash equivalents.

Market Risk

The Company sells carpet to floorcovering retailers, the interior design, architectural and specifier communities and supplies carpet yarn and carpet dyeing and finishing services to certain manufacturers. The Company's customers are located principally throughout the United States.  One customer accounted for 12% of net sales in 2011. No customer accounted for more than 10% of net sales in 2012 or 2010, nor did the Company make a significant amount of sales to foreign countries during 2012, 2011 or 2010.

Credit Risk

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

Table of Contents    34

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Goodwill and Other Intangible Assets

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

If an impairment is indicated in the first step of the assessment, a second step in the assessment is performed by comparing the "implied fair value" of the Company's reporting units' goodwill with the carrying value of the reporting units' goodwill.  For this purpose, the "implied fair value" of goodwill for each reporting unit that has goodwill associated with its operations is determined in the same manner as the amount of goodwill is determined in a business combination. (See Note 6).

Identifiable intangible assets with finite lives are generally amortized on a straight-line basis over their respective lives, which range from 10 to 13 years.

Customer Claims and Product Warranties

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

Table of Contents    35

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

experience and any known trends or conditions that exist at the time revenue is recognized. Revenues are recorded net of taxes collected from customers.

Advertising Costs and Vendor Consideration

The Company engages in promotional and advertising programs that include rebates, discounts, points and cooperative advertising programs.  Expenses relating to these programs are charged to earnings during the period of the related benefits. These arrangements do not require significant estimates of costs.  Substantially all such expenses are recorded as a deduction from sales.  The cost of cooperative advertising programs is recorded as selling and administrative expenses when the Company can identify a tangible benefit associated with the program, and can reasonably estimate that the fair value of the benefit is equal to or greater than its cost.  The amount of advertising and promotion expenses included in selling and administrative expenses was not significant for the years 2012, 2011 or 2010.

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

Stock-Based Compensation

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity or liability instrument issued.  Restricted stock grants with pro-rata vesting are expensed using the straight-line method.  (Terms of the Company's awards are specified in Note 15).

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU eliminates the option to report other comprehensive income and its components in the statement of stockholders' equity and requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. The Company early adopted this ASU in the prior year and presented the components of other comprehensive income in a separate statement following the statement of operations. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 deferred the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to other comprehensive income. In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, the Company is required to present significant amounts reclassified out of

Table of Contents    36

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

accumulated other comprehensive income by the respective line items of net income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. As the new standard does not change the current requirements for reporting net income or other comprehensive income in the financial statements, the Company does not expect that the adoption of this ASU will have a material effect on the Company's Consolidated Financial Statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210)—Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". The ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11. ASU No. 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Codification or subject to a master netting arrangement or similar agreement. The effective date is the same as the effective date of ASU 2011-11. The Company does not expect that the adoption of these ASUs will have a a material effect on the Company’s Consolidated Financial Statements.

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

NOTE 2 - RECEIVABLES, NET

Receivables are summarized as follows:

	2012	2011
Customers, trade	$31,043	$28,372
Other receivables	1,642	1,268
Gross receivables	32,685	29,640
Less allowance for doubtful accounts	(216)	(467)
Net receivables	$32,469	$29,173

The Company had notes receivable in the amount of $307 and $483 at 2012 and 2011, respectively. The current portions of notes receivable are included in other receivables above and the non-current portions are included in other assets in the Company's Consolidated Financial Statements.

Table of Contents    37

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE 3 - INVENTORIES

Inventories are summarized as follows:

	2012	2011
Raw materials	$23,002	$19,624
Work-in-process	13,786	13,116
Finished goods	49,251	45,840
Supplies, repair parts and other	470	351
LIFO reserve	(14,264)	(14,992)
Total inventories	$72,245	$63,939

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	2012	2011
Land and improvements	$6,950	$6,395
Buildings and improvement	50,293	46,984
Machinery and equipment	137,432	130,437
	194,675	183,816
Accumulated depreciation	(125,192)	(116,275)
Property, plant and equipment, net	$69,483	$67,541

Depreciation of property, plant and equipment, including amounts for capital leases, totaled $9,070 in 2012, $9,417 in 2011 and $11,376 in 2010.

NOTE 5 - ACQUISITIONS

On November 2, 2012, the Company acquired a continuous carpet dyeing facility in Calhoun, Georgia from Lineage PCR, Inc. for $6,562 which included cash, a seller financed note and the fair value of a five-year below market agreement to process certain of the seller's products on a commission basis. The Company incurred direct, incremental costs of $269 related to the acquisition which were expensed as incurred and included in general and administrative expenses in the Company's Consolidated Financial Statements. With the acquisition of these continuous dyeing assets, the Company intends to move a significant volume of its dyeing production from its more costly beck dyeing assets as well as develop future products that will utilize the continuous dye process.

The purchase price consideration was as follows:

Cash paid	$239
Seller-financed note	5,500
Below-market supply contract	823
Total purchase price	$6,562

The acquisition has been accounted for as a business combination which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The Company concluded that the acquisition did not represent a material business combination. The allocation of the purchase price was based on estimates of the fair value of the assets acquired as of November 2, 2012. The components of the purchase price allocation consisted of the following:

Table of Contents    38

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Property, plant and equipment	$6,371
Inventory	173
Supplies	18
Purchase price	$6,562

On November 28, 2012, the Company acquired the specialized wool rug tufting equipment and related business from Crown Manufacturing, Inc. for $2,580 which included cash, deferred payments and an accrued contingent liability. The deferred payment is payable in three equal annual installments and the accrued contingent liability is three annual payments based on sales volumes each year. The Company incurred direct incremental costs of $49 related to this acquisition and is classified in general and administrative expenses in the Company's Consolidated Financial Statements. This acquisition is designed to move and utilize the acquired assets in the Company's facilities to meet internal requirements as well as to enter certain other markets not currently served by the Company. Prior to the acquisition of these assets from Crown Manufacturing, the Company's requirements for products comprised a significant portion of the related machinery capacity at Crown Manufacturing. As a result, the Company anticipates a decrease in costs related to the rugs manufactured on the purchased equipment.

The purchase price consideration was as follows:

Cash paid	$958
Deferred payments to seller	471
Contingent consideration	1,151
Total purchase price	$2,580

The acquisition has been accounted for as a business combination which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The Company concluded that the acquisition did not represent a material business combination. The allocation of the purchase price was based on estimates of the fair value of the assets acquired as of November 28, 2012. The components of the purchase price allocation consisted of the following:

Property, plant and equipment	$590
Definite-lived intangible assets	352
Goodwill	1,680
Accrued payable	(42)
Purchase price	$2,580

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill for the years ended 2012 and 2011 are as follows:

	Goodwill	Accumulated Impairment Losses	Net
Balance at December 25, 2010	$—	$—	$—
Additional goodwill recognized during the period	—	—	—
Impairment losses recognized during the period	—	—	—
Other changes in the carrying amounts during the period	—	—	—
Balance at December 31, 2011	—	—	—
Additional goodwill recognized during the period (1)	1,680	—	1,680
Impairment losses recognized during the period	—	—	—
Other changes in the carrying amounts during the period	—	—	—
Balance at December 29, 2012	$1,680	$—	$1,680

(1) During 2012, the Company recorded goodwill was related to the Crown Manufacturing acquisition.

Table of Contents    39

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

The following table represents the details of the Company's intangible assets for years ended 2012 and 2011:

Intangible assets subject to amortization:

	2012			2011
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$208	$—	$208	$—	$—	$—
Rug design coding	144	—	144	—	—	—
Total	$352	$—	$352	$—	$—	$—

The estimated future amortization expense during each of the next five fiscal years is as follows:

Year	Amount
2013	$30
2014	30
2015	30
2016	30
2017	30
Thereafter	202

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	2012	2011
Compensation and benefits (1)	$5,637	$4,348
Provision for customer rebates, claims and allowances	4,389	4,249
Outstanding checks in excess of cash	2,523	2,728
Other	6,598	5,860
Total accrued expenses	$19,147	$17,185

(1)	Includes a liability related to the Company's self-insured Workers' Compensation program. This program is collateralized by letters of credit in the aggregate amount of $2,001.

NOTE 8 - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products.  Product warranty reserves are included in accrued expenses in the Company's Consolidated Financial Statements. The following is a summary of the Company's product warranty activity.

	2012	2011
Warranty reserve at beginning of year	$1,219	$1,472
Warranty liabilities accrued	3,122	3,259
Warranty liabilities settled	(3,118)	(3,132)
Changes for pre-existing warranty liabilities	74	(380)
Warranty reserve at end of year	$1,297	$1,219

Table of Contents    40

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE 9 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	2012	2011
Revolving credit facility	$60,122	$52,806
Mortgage note payable	10,141	10,878
Obligation to Development Authority of Gordon County	5,339	—
Equipment notes payable	5,071	3,354
Notes payable	632	584
Capital lease obligations	2,920	464
Total long-term debt	84,225	68,086
Less: current portion of long-term debt	(4,059)	(2,729)
Total long-term debt, less current portion	$80,166	$65,357

Revolving Credit Facility

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

At the Company's election, revolving loans under the senior credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2 or 3 month periods, as selected by the Company, plus an applicable margin of either 2.00% or 2.25%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate, plus an applicable margin of either 1.00% or 1.50%. The applicable margin is determined based on availability under the senior credit facility with margins increasing as availability decreases. The weighted-average interest rate on borrowings outstanding under this agreement was 3.59% at December 29, 2012 and 3.76% at December 31, 2011. The Company also pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the senior credit facility equal to 0.375% per annum.

The senior credit facility includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations, including limitations on debt, liens, investments, fundamental changes in the Company's business, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, payments and modifications of certain existing debt, future negative pledges, and changes in the nature of the Company's business. The Company is also required to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability is less than $10,000. At December 29, 2012, the Company is in compliance with the senior credit facility's covenants.

The Company can use the proceeds of the senior credit facility for general corporate purposes, including financing acquisitions and refinancing other indebtedness. As of December 29, 2012, the unused borrowing availability under the senior credit facility was $20,450.

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

Debt Amendments

On November 2, 2012, the Company amended its senior credit facility and its mortgage note payable to modify certain definitions to effectively exclude up to $2,000 of costs in the fixed cost coverage ratio calculation as a result of the Company's acquisition of a continuous carpet dyeing facility. Additionally, the Company subordinated the interests of its lender under the senior credit facility to the interests of the seller of the continuous dyeing assets to facilitate the seller financing of the transaction.

Table of Contents    41

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Obligation to Development Authority of Gordon County

On November 2, 2012, the Company signed a 6.00% seller-financed note of $5,500 with Lineage PCR, Inc. (“Lineage”) related to the acquisition of the continuous carpet dyeing facility in Calhoun, Georgia. Effective December 28, 2012 through a series of agreements between the Company, the Development Authority of Gordon County, Georgia (the “Authority”) and Lineage, obligations with identical payment terms as the original note to Lineage are now payment obligations to the Authority. These transactions were consummated in order to provide a tax abatement to the Company related to the real estate and equipment at this facility. The tax abatement plan provides for abatement for certain components of the real and personal property taxes for up to ten years. At any time, the Company has the option to pay off the obligation, plus a nominal amount. The debt to the Authority bears interest at 6.00% and is payable in equal monthly installments of principal and interest of $106 over 57 months.

Deferred Financing Costs and Refinancing Expenses

In connection with the amendment in 2012, the Company incurred an additional $28 in financing costs that is being amortized over the remaining term of the senior credit facility and the mortgage loan. The Company incurred $187 in financing costs related to the obligations to the Authority that is being amortized over the term of the obligation. As a result of the refinancing in 2011, the Company paid $1,410 in financing costs that is being amortized over the term of the senior credit facility and the mortgage loan. Additionally in 2011, the Company recognized $317 of refinancing expenses of which $92 related to the write-off of previously deferred financing costs and $225 related to fees paid to 3rd parties in connection with the new senior credit facility and mortgage loan.

Equipment Notes Payable

The terms of the Company's equipment financing notes are as follows:

Instrument	Interest Rate	Term (Months)	Monthly Installments of Principal and Interest	Maturity Date
Note Payable - Equipment	6.83%	84	$23	February 1, 2013
Note Payable - Equipment	6.85%	84	38	May 1, 2014
Note Payable - Equipment	7.72%	48	2	June 1, 2014
Note Payable - Equipment	2.00%	60	38	August 1, 2016
Note Payable - Equipment	5.94%	75	41	February 1, 2019

The Company's equipment financing notes are secured by the specific equipment financed and do not contain any financial covenants.

Capital Lease Obligations

The terms of the Company's capitalized lease obligations are as follows:

Instrument	Interest Rate	Term (Months)	Monthly Installments of Principal and Interest	Maturity Date
Capital Lease - Equipment	7.04%	84	$8	December 1, 2015
Capital Lease - Equipment	7.72%	48	4	June 1, 2014
Capital Lease - Equipment	2.90%	60	11	August 1, 2017
Capital Lease - Equipment	4.76%	72	32	October 1, 2018
Capital Lease - Equipment	6.00%	60	1	November 1, 2017

The Company's capitalized lease obligations are secured by the specific equipment leased.

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

Table of Contents    42

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

Interest Payments and Debt Maturities

Interest payments for continuing operations were $2,795 in 2012, $3,338 in 2011, and $4,006 in 2010. Maturities of long-term debt for periods following December 29, 2012 are as follows:

	Long-Term Debt	Capital Leases	Total
		(See Note 17)
2013	$3,513	$546	$4,059
2014	2,806	552	3,358
2015	2,695	574	3,269
2016	70,138	480	70,618
2017	1,596	455	2,051
Thereafter	557	313	870
Total	$81,305	$2,920	$84,225

NOTE 10 - FAIR VALUE MEASUREMENTS

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

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Balance Sheet as of December 29, 2012 and December 31, 2011:

	2012	2011	Fair Value Hierarchy Level
Assets:
Rabbi trust (1)	$11,894	$10,913	Level 2
Interest rate swaptions (2)	—	197	Level 2

Liabilities:
Interest rate swaps (2)	$1,086	$958	Level 2
Deferred compensation plan (3)	11,066	10,927	Level 1
Contingent consideration (4)	1,928	—	Level 3

(1)
The Company maintains a rabbi trust that serves as an investment designed to offset its deferred compensation plan liability. The investment assets of the trust consist of life insurance policies for which the Company recognizes income or expense based upon changes in cash surrender value.

(2)
The fair value of the interest rate swaps and swaptions was obtained from external sources. The interest rate swaps and swaptions were valued using observable inputs (e.g., LIBOR yield curves, credit spreads). Valuations of interest rate swaps may fluctuate considerably from period-to-period due to volatility in underlying interest rates, which are driven by market conditions and the duration of the instrument. Credit adjustments could have a significant impact on the valuations due to changes in credit ratings of the Company or its counterparties. During 2012, the Company terminated the swaptions.

Table of Contents    43

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

(3)
Senior management and other highly compensated associates may defer a specified percentage of their compensation into a non-qualified deferred compensation plan. Changes in the value of the deferred compensation under this plan is recognized each period based on the fair value of the underlying measurement funds.

(4)
As a result of the Colormaster and Crown Manufacturing acquisitions in 2012, the Company recorded contingent consideration liabilities at fair value. These fair value measurements were based on significant inputs not observable in the market and thus represent Level 3 measurements. These fair value measurements are directly impacted by the Company's estimates. Accordingly, if the estimates are higher or lower than the estimates within the fair value measurement, the Company would record additional charges or benefits, respectively, as appropriate.

Changes in the fair value measurements using significant unobservable inputs (Level 3) during the years ending December 29, 2012 and December 31, 2011 were as follows:

	2012	2011
Beginning balance	$—	$—
Contingent consideration liabilities recorded at fair value at acquisition	1,974	—
Fair value adjustments	—	—
Settlements	(46)	—
Ending balance	$1,928	$—

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	2012		2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$491	$491	$298	$298
Notes receivable, including current portion	307	307	483	483
Interest rate swaptions	—	—	197	197
Financial Liabilities:
Long-term debt and capital leases, including current portion	84,225	80,174	68,086	68,900
Interest rate swaps	1,086	1,086	958	958

The fair values of the Company's long-term debt and capital leases were estimated using market rates the Company believes would be available for similar types of financial instruments and represent level 2 measurements.  The fair values of cash and cash equivalents and notes receivable approximate their carrying amounts due to the short-term nature of the financial instruments.

NOTE 11 - DERIVATIVES

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

The following is a summary of the Company's interest rate swaps as of December 29, 2012:

Type	Notional Amount		Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$5,102	*	April 1, 2003 through April 1, 2013	4.54%	1 Month LIBOR
Interest rate swap	$25,000		July 11, 2010 through May 11, 2013	1.42%	1 Month LIBOR
Interest rate swap	$10,000		October 3, 2011 through September 1, 2016	1.33%	1 Month LIBOR
Interest rate swap	$10,000		March 1, 2013 through September 1, 2016	1.62%	1 Month LIBOR
Interest rate swap	$5,000		June 1, 2013 through September 1, 2016	1.70%	1 Month LIBOR

* Interest rate swap has an amortizing notional amount.

Table of Contents    44

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

On September 14, 2011, the Company refinanced its senior revolving credit facility and entered into a new mortgage note payable. The Company had two interest rate swaps that were designated as cash flow hedges of the interest rate risk created by the variable interest rate paid on the revolving credit facility and the mortgage note payable. At the time of refinancing, the Company simultaneously dedesignated and redesignated these swaps as cash flow hedges. At the time of the refinancing, the interest rate swaps had a negative fair value and were presented as accrued expenses and other liabilities on the Company's Consolidated Balance Sheets. The related accumulated other comprehensive loss of the swaps was frozen at the time of the refinancing and is being amortized into interest expense through the maturity dates of the cash flow hedges. The accumulated loss had an unamortized balance of $779 as of September 14, 2011. The Company amortized $467 and $150 of losses into earnings related to these two interest rate swaps during 2012 and 2011, respectively.

On September 14, 2011, the Company entered into two swaption agreements that permitted the Company to cancel two of the existing interest rate swaps at specified dates. The Company did not designate these swaptions as cash flow hedges; therefore, change in fair value related to these instruments were recognized into earnings. During 2012, the Company terminated the swaptions and received consideration of $285.

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

The following table summarizes the fair values of derivative instruments included in the Company's Consolidated Balance Sheets:

	Location on Consolidated Balance Sheets	Fair Value
		2012	2011
Asset Derivatives:
Derivatives not designated as hedging instruments:
Interest rate swaptions	Other Assets	$—	$197
Total Asset Derivatives		$—	$197

Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued Expenses	$439	$559
Interest rate swaps, long term portion	Other Long-Term Liabilities	647	399
Total Liability Derivatives		$1,086	$958

Table of Contents    45

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

The following tables summarize the pre-tax impact of derivative instruments on the Company's financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	2012	2011	2010
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(767)	$(665)	$(781)

	Amount of Gain or (Loss) Reclassified from AOCIL on the effective portion into Income (1)(2)
	2012	2011	2010
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(625)	$(583)	$(904)

	Amount of Gain or (Loss) Recognized on the ineffective portion in Income on Derivative (3)
	2012	2011	2010
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$—	$—	$(4)

	Amount of Gain or (Loss) Recognized in Income on Derivative (4)
	2012	2011	2010
Derivatives not designated as hedging instruments:
Interest rate swaptions	$87	$43	$—
Interest rate swap	—	—	(300)

(1)	The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's Consolidated Statements of Operations.

(2)	The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to December 29, 2012 is $439.

(3)	The amount of gain (loss) recognized in income on the ineffective portion of interest rate swaps is included in other (income) expense, net on the Company's Consolidated Statements of Operations.

(4)	The amount of gain (loss) recognized in income for derivatives not designated as hedging instruments is included in other (income) expense, net on the Company's Consolidated Statements of Operations.

NOTE 12 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers a significant portion, or approximately 75% of the Company's associates. This plan was modified in 2012 compared with prior years to include a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. The Company elected not to match participants' contributions in 2011 or 2010. Matching contribution expense for this 401(k) plan was $247 for 2012.

Additionally, the Company sponsors a 401(K) defined contribution plan that covers those associates at one facility who are under a collective-bargaining agreement, or approximately 25% of the Company's associates. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $78 in 2012, $87 in 2011 and $107 in 2010.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation.  The obligations owed to participants under this plan were $11,066 at December 29, 2012 and $10,927 at

Table of Contents    46

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

December 31, 2011 and are included in other long-term liabilities in the Company's Consolidated Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors.  The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan.  Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $11,894 at December 29, 2012 and $10,913 at December 31, 2011 and is included in other assets in the Company's Consolidated Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. These union-represented employees represented 25% of the Company's total employees. The risks of participating in multi-employer plans are different from single-employer plans. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If the Company chooses to stop participating in the multi-employer plan, the Company may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company's participation in the multi-employer pension plan for 2012 is provided in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number (EIN) and the three digit plan number. The most recent Pension Protection Act (PPA) zone status available in 2012 and 2011 is for the plan's year-end at 2011 and 2010, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates a plan for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented (1)	Contributions (2)			Surcharge Imposed (1)	Expiration Date of Collective-Bargaining Agreement
		2012	2011		2012	2011	2010
The Pension Plan of the National Retirement Fund	13-6130178 - 001	Red	Red	Implemented	$256	$292	$257	Yes	6/8/2013

(1) The collective-bargaining agreement requires the Company to contribute to the plan at the rate of $0.37 per compensated hour for each covered employee during the life of the collective-bargaining agreement. The Company will make additional contributions, as mandated by law, in accordance with the agreed to schedule for the fund's 2010 Rehabilitation Plan. The Rehabilitation Plan was effective June 1, 2010 and requires a surcharge equal to $0.02 per hour (from $0.37 to $0.39) effective June 1, 2010 - May 31, 2011, a surcharge equal to $0.05 per hour (from $0.37 to $0.42) effective June 1, 2011 - May 31, 2012 and a surcharge equal to $0.08 per hour (from $0.37 to $0.45) effective June 1, 2012 to May 31, 2013. Based upon current employment and benefit levels, the Company's contributions to the multi-employer pension plan are expected to be approximately $264 for 2013.
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

Table of Contents    47

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Information about the benefit obligation and funded status of the Company's postretirement benefit plans is summarized as follows:

	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$733	$796
Service cost	7	7
Interest cost	26	33
Participant contributions	15	19
Actuarial gain	(80)	(120)
Benefits paid	(11)	(8)
Medicare Part D subsidy	4	6
Benefit obligation at end of year	694	733

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	(8)	(17)
Participant contributions	15	19
Benefits paid	(11)	(8)
Medicare Part D subsidy	4	6
Fair value of plan assets at end of year	—	—
Unfunded amount	$(694)	$(733)

The balance sheet classification of the Company's liability for postretirement benefit plans is summarized as follows:

	2012	2011
Accrued expenses	$17	$21
Other long-term liabilities	677	712
Total liability	$694	$733

Benefits expected to be paid on behalf of associates for postretirement benefit plans during the period 2013 through 2022 are summarized as follows:

Years	Postretirement Plans
2013	$17
2014	17
2015	17
2016	18
2017	18
2018 - 2022	95

Assumptions used to determine benefit obligations of the Company's postretirement benefit plans are summarized as follows:

	2012	2011
Weighted-average assumptions as of year-end:
Discount rate (benefit obligations)	2.81%	3.06%

Table of Contents    48

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Assumptions used and related effects of health care cost are summarized as follows:

	2012	2011
Health care cost trend assumed for next year	9.00%	9.00%
Rate to which the cost trend is assumed to decline	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2017	2015

The effect of a 1% change in the health care cost trend on the Company's postretirement benefit plans is summarized as follows:

	2012		2011
	1% Increase	1% Decrease	1% Increase	1% Decrease
Accumulated postretirement benefit obligation	$3	$(3)	$2	$(2)

Components of net periodic benefit cost (credit) for all postretirement plans are summarized as follows:

	2012	2011	2010
Service cost	$7	$7	$6
Interest cost	26	33	42
Amortization of prior service credits	(88)	(88)	(88)
Recognized net actuarial gains	(45)	(29)	(95)
Settlement gain	(48)	(12)	(94)
Net periodic benefit cost (credit)	$(148)	$(89)	$(229)

Pre-tax amounts included in AOCIL for the Company's postretirement benefit plans at 2012 are summarized as follows:

	Postretirement Benefit Plans
	Balance at 2012	2013 Expected Amortization
Prior service credits	$(278)	$(88)
Unrecognized actuarial gains	(394)	(39)
Totals	$(672)	$(127)

NOTE 13 - INCOME TAXES

The provision (benefit) for income taxes on income (loss) from continuing operations consists of the following:

	2012	2011	2010
Current
Federal	$154	$725	$(98)
State	88	213	(8)
Total current	242	938	(106)

Deferred
Federal	(592)	(234)	(2,301)
State	(51)	(20)	(197)
Total deferred	(643)	(254)	(2,498)
Income tax provision (benefit)	$(401)	$684	$(2,604)

Table of Contents    49

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Differences between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before taxes are summarized as follows:

	2012	2011	2010
Federal statutory rate	35%	35%	35%
Statutory rate applied to income (loss) from continuing operations before taxes	$(369)	$684	$(2,442)
Plus state income taxes, net of federal tax effect	24	130	(185)
Total statutory provision (benefit)	(345)	814	(2,627)
Increase (decrease) attributable to:
Non-taxable life insurance proceeds	—	(174)	—
Stock-based compensation	14	61	149
Other items	(70)	(17)	(126)
Total tax provision (benefit)	$(401)	$684	$(2,604)

Income tax payments, net of income tax refunds received for continuing and discontinued operations were $1,318 in 2012 and $97 in 2011. Income tax refunds received, net of income tax payments were $6,931 in 2010.

During 2011, the Company agreed upon a settlement associated with an Internal Revenue Service audit for tax years 2004 through 2009. This settlement agreement resulted in a payable of approximately $1,300 related to certain temporary differences between the carrying amounts of assets for financial reporting purposes and the tax basis of those assets. Thus, the settlement agreement resulted in an increase in deferred tax assets and had no material impact on earnings. The settlement payment was paid in the first quarter of 2012.

Significant components of the Company's deferred tax assets and liabilities are as follows:

	2012	2011
Deferred tax assets:
Inventories	$2,324	$2,309
Retirement benefits	3,464	3,731
Federal/State net operating losses	3,221	3,803
Federal/State tax credit carryforwards	2,111	2,077
Allowances for bad debts, claims and discounts	1,845	1,892
Other	5,497	5,376
Total deferred tax assets	18,462	19,188
Valuation allowance	(4,938)	(4,979)
Net deferred tax assets	13,524	14,209

Deferred tax liabilities:
Property, plant and equipment	11,733	13,153
Total deferred tax liabilities	11,733	13,153

Net deferred tax asset	$1,791	$1,056

Balance sheet classification:	2012	2011
Current deferred tax assets	$5,615	$5,860
Non-current deferred tax liabilities	3,824	4,804
Net deferred tax asset	$1,791	$1,056

Table of Contents    50

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

At December 29, 2012, $3,221 of deferred tax assets related to approximately $72,316 of federal and state tax net operating loss carryforwards and $2,111 federal and state tax credit carryforwards were available to the Company that will expire in five to twenty years.  A valuation allowance of $4,938 is recorded to reflect the estimated amount of deferred tax assets that may not be realized during the carryforward periods. At December 29, 2012, the Company is in a net deferred tax asset position of $1,791. The Company performed an analysis related to the net deferred tax asset and believes that the net tax asset is recoverable in future periods, including a $394 federal income tax credit carryforward and federal net operating loss carryforward.

Tax Uncertainties

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $5 at December 29, 2012 and $16 at December 31, 2011.  Due to the Company's valuation allowances, such benefits, if recognized, would not significantly affect the Company's effective tax rate.  There were no significant interest or penalties accrued as of December 29, 2012 or December 31, 2011. The Company does not expect its unrecognized tax benefits to change significantly during the next twelve months.

The following is a summary of the change in the Company's unrecognized tax benefits:

	2012	2011	2010
Balance at beginning of year	$16	$47	$52
Additions based on tax positions taken during a prior period	—	—	17
Reductions related to settlement of tax matters	—	(17)	—
Reductions related to a lapse of applicable statute of limitations	(11)	(14)	(22)
Balance at end of year	$5	$16	$47

The Company and its subsidiaries are subject to United States federal income taxes, as well as income taxes in a number of state jurisdictions.  The tax years subsequent to 2008 remain open to examination for U.S. federal income taxes.  The majority of state jurisdictions remain open for tax years subsequent to 2008.  A few state jurisdictions remain open to examination for tax years subsequent to 2007.

NOTE 14 - COMMON STOCK AND EARNINGS (LOSS) PER SHARE

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

Earnings Per Share

The Company's unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities and should be included in the computation of earnings per share.  For 2012 and 2010, these participating securities were not included in the determination of EPS because to do so would be anti-dilutive.

The accounting guidance requires additional disclosure of EPS for common stock and unvested share-based payment awards, separately disclosing distributed and undistributed earnings.  Undistributed earnings represent earnings that were available for distribution but were not distributed.  Common stock and unvested share-based payment awards earn dividends equally.  All earnings were undistributed in all periods presented.

Table of Contents    51

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	2012	2011	2010
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(653)	$1,272	$(4,373)
Less: Allocation of earnings to participating securities	—	(31)	—
Income (loss) from continuing operations available to common shareholders - basic	$(653)	$1,241	$(4,373)
Basic weighted-average shares outstanding (1)	12,638	12,585	12,524
Basic earnings (loss) per share - continuing operations	$(0.05)	$0.10	$(0.35)

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to common shareholders - basic	$(653)	$1,241	$(4,373)
Add: Undistributed earnings reallocated to unvested shareholders	—	—	—
Income (loss) from continuing operations available to common shareholders - basic	$(653)	$1,241	$(4,373)
Basic weighted-average shares outstanding (1)	12,638	12,585	12,524
Effect of dilutive securities:
Stock options (2)	—	1	—
Directors' stock performance units (2)	—	37	—
Diluted weighted-average shares outstanding (1)(2)	12,638	12,623	12,524
Diluted earnings (loss) per share - continuing operations	$(0.05)	$0.10	$(0.35)

(1)	Includes Common and Class B Common shares, less shares held in treasury, in thousands.

(2)
Because their effects are anti-dilutive, shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock at the end of the relevant period, directors' stock performance units, and shares issuable on conversion of subordinated debentures into shares of Common Stock have been excluded.  Aggregate shares excluded were 827 in 2012, 1,337 shares in 2011 and 1,628 shares in 2010.

NOTE 15 - STOCK PLANS AND STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Financial Statements.  The number of shares to be issued is determined by dividing the specified dollar value of the award by the market value per share on the grant date.  Pursuant to a policy adopted by the Compensation Committee of the Board of Directors applicable to awards granted for years 2009 through 2012, $5.00 per share will be used as the market value per share to calculate the number of shares to be issued if the market value per share is less than $5.00 per share on the grant date. The Company's stock compensation expense was $937 for 2012, $663 for 2011 and $888 for 2010.

2006 Stock Awards Plan

On May 3, 2006, the Company's shareholders' approved and adopted the Company's 2006 Stock Awards Plan (the "2006 Plan") which provided for the issuance of up to 800,000 shares of Common Stock and/or Class B Common Stock as stock-based or stock-denominated awards to directors of the Company and to salaried employees of the Company and its participating subsidiaries.  The 2006 Plan superseded and replaced The Dixie Group, Inc. Stock Incentive Plan (the "2000 Plan"), which was terminated with respect to the granting of new awards.  Awards previously granted under the 2000 Plan will continue to be governed by the terms of that plan and will not be affected by its termination.

On April 27, 2010, the Company's shareholders' approved the amendment and restatement of the 2006 Plan to increase the number of shares that may be issued under the plan from 800,000 to 1,300,000.

Restricted Stock Awards

Each executive officer has the opportunity to earn a Primary Long-Term Incentive Award of restricted stock and receive an award of restricted stock denominated as “Career Shares.”  The number of shares issued, if any, is based on the market price of the Company’s Common Stock at the time of grant of the award, subject to a $5.00 per share minimum value effective for 2012, 2011

Table of Contents    52

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

and 2010.  Primary Long-Term Incentive Awards vest over 3 years, and Career Shares vest when the participant becomes qualified to retire from the Company at 60 years of age and has retained the Career Shares for 2 years following the grant date.

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

Restricted stock activity for the three years ended December 29, 2012 is summarized as follows:

	Number of Shares	Weighted-Average Fair Value of Awards Granted During the Year
Outstanding at December 26, 2009	281,656	$—
Granted	100,940	2.64
Vested	(81,417)	—
Forfeited	—	—
Outstanding at December 25, 2010	301,179	—
Granted	91,340	4.57
Vested	(85,990)	—
Forfeited	—	—
Outstanding at December 31, 2011	306,529	—
Granted	289,233	3.99
Vested	(113,647)	—
Forfeited	(17,229)	—
Outstanding at December 29, 2012	464,886	$—

Table of Contents    53

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

As of December 29, 2012, unrecognized compensation cost related to unvested restricted stock was $1,114. That cost is expected to be recognized over a weighted-average period of 4.5 years.  The total fair value of shares vested was approximately $439, $385 and $227 during the year 2012, 2011 and 2010, respectively.

Stock Performance Units

The Company's non-employee directors receive an annual retainer of $12 in cash and $12 in value of Stock Performance Units (subject to a $5.00 minimum per unit, for 2012, 2011 and 2010) under the Director's Stock Plan.  The market value at the date of the grants in 2010 was above $5.00 per share; therefore, there was no reduction in the number of units issued.  Units in 2012 and 2011 were reduced to reflect the $5.00 per share minimum. Upon retirement, the Company issues the number of shares of Common Stock equivalent to the number of Stock Performance Units held by non-employee directors at that time.  As of December 29, 2012, 101,172 Stock Performance Units were outstanding under this plan.

Stock Purchase Plan

The Company has a stock purchase plan which authorizes 108,000 shares of Common Stock for purchase by supervisory associates at the market price prevailing at the time of purchase.  At December 29, 2012, 27,480 shares remained available for issuance under the plan.  Shares sold under this plan are held in escrow until paid for and are subject to repurchase agreements which give the Company a right of first refusal to purchase the shares if they are subsequently sold.  No shares were sold under the plan in 2012, 2011 or 2010.

Stock Options

All stock options issued under the Company's 2000 Plan were exercisable generally at a cumulative rate of 25% per year after the second year from the date the options are granted.  Options granted under the Company's 2006 Plan are exercisable for periods determined at the time the awards are granted.  Effective 2009, the Company established a $5.00 minimum exercise price on all options granted. No options were granted during 2012, 2011 or 2010.

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

Table of Contents    54

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Option activity for the three years ended December 29, 2012 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Fair Value of Options Granted During the Year
Outstanding at December 26, 2009	917,278	$10.76	$—
Granted	—	—	—
Exercised	—	—	—
Forfeited	(130,550)	9.88	—
Outstanding at December 25, 2010	786,728	10.91	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at December 31, 2011	786,728	10.91	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	(89,321)	10.20	—
Outstanding at December 29, 2012	697,407	$11.00	$—

Options exercisable at:
December 25, 2010	647,728	$12.18	—
December 31, 2011	682,478	11.81	—
December 29, 2012	638,407	11.56	—

The following table summarizes information about stock options at December 29, 2012:

Options Outstanding
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price
$3.875 - $5.00	156,000	5.7	years	$4.88
$6.96 - $6.96	91,237	2.3	years	6.96
$11.85 - $17.58	450,170	2.4	years	13.94
$3.875 - $17.58	697,407	3.1	years	$11.00

Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price
$3.875 - $5.00	97,000	5.0	years	$4.81
$6.96 - $6.96	91,237	2.3	years	6.96
$11.85 - $17.58	450,170	2.4	years	13.94
$3.875 - $17.58	638,407	2.8	years	$11.56

At December 29, 2012, the market value of all outstanding stock options was less than their exercise price by $5,426 and the market value of exercisable stock options was less than their exercise price by $5,321. At December 29, 2012, unrecognized compensation expense related to unvested stock options was $72 and is expected to be recognized over a weighted-average period of 1.9 years.

Table of Contents    55

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE 16 - OTHER COMPREHENSIVE INCOME (LOSS)

Components of other comprehensive income (loss) are as follows:

	2012	2011	2010
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps:
Before income taxes	$(767)	$(665)	$(781)
Income taxes	(291)	(253)	(297)
Net of taxes	(476)	(412)	(484)
Reclassification of loss into earnings from interest rate swaps:
Before income taxes	158	433	904
Income taxes	60	165	344
Net of taxes	98	268	560
Amortization of unrealized loss on dedesignated interest rate swaps:
Before income taxes	467	150	—
Income taxes	178	57	—
Net of taxes	289	93	—

Unrecognized net actuarial gain on postretirement benefit plans:
Before income taxes	33	108	3
Income taxes	13	41	1
Net of taxes	20	67	2

Reclassification of net actuarial gain into earnings from postretirement benefit plans:
Before income taxes	(45)	(29)	(95)
Income taxes	(18)	(11)	(36)
Net of taxes	(27)	(18)	(59)
Reclassification of prior service credits into earnings from postretirement benefit plans:
Before income taxes	(88)	(88)	(88)
Income taxes	(34)	(33)	(34)
Net of taxes	(54)	(55)	(54)
Other comprehensive income (loss)	$(150)	$(57)	$(35)

Table of Contents    56

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 26, 2009	$(590)	$594	$4
Unrealized gain (loss) on interest rate swaps, net of tax of $297	(484)	—	(484)
Reclassification of loss into earnings from interest rate swaps, net of tax of $344	560	—	560
Unrecognized net actuarial gain on postretirement benefit plans, net of tax of $1	—	2	2
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $36	—	(59)	(59)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $34	—	(54)	(54)
Balance at December 25, 2010	(514)	483	(31)
Unrealized gain (loss) on interest rate swaps, net of tax of $253	(412)	—	(412)
Reclassification of loss into earnings from interest rate swaps, net of tax of $165	268	—	268
Amortization of unrealized loss on dedesignated interest rate swaps, net of tax of $57	93	—	93
Unrecognized net actuarial gain on postretirement benefit plans, net of tax of $41	—	67	67
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $11	—	(18)	(18)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $33	—	(55)	(55)
Balance at December 31, 2011	(565)	477	(88)
Unrealized gain (loss) on interest rate swaps, net of tax of $291	(476)	—	(476)
Reclassification of loss into earnings from interest rate swaps, net of tax of $60	98	—	98
Amortization of unrealized loss on dedesignated interest rate swaps, net of tax of $178	289	—	289
Unrecognized net actuarial gain on postretirement benefit plans, net of tax of $13	—	20	20
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $18	—	(27)	(27)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $34	—	(54)	(54)
Balance at December 29, 2012	$(654)	$416	$(238)

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Commitments

The Company had purchase commitments of $2,831 at December 29, 2012, primarily related to machinery & equipment. At December 29, 2012, the Company has outstanding letters of credit of $334 which relate to commitments to foreign vendors. The Company enters into fixed-price contracts with suppliers to purchase natural gas to support certain manufacturing processes. The Company had contract purchases of $1,127 in 2012, $1,438 in 2011 and $1,824 in 2010. At December 29, 2012, the Company has commitments to purchase natural gas of $872 for 2013 and $151 for 2014.

Table of Contents    57

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

The Company leases certain equipment under capital leases and certain buildings, machinery and equipment under operating leases.  Commitments for minimum rentals under non-cancelable leases, including any applicable rent escalation clauses, are as follows:

	Capital Leases	Operating Leases
2013	$670	$1,982
2014	650	1,283
2015	645	1,144
2016	526	918
2017	481	535
Thereafter	319	265
Total commitments	3,291	6,127
Less amounts representing interest	(371)	—
Total	$2,920	$6,127

Property, plant and equipment includes machinery and equipment under capital leases which have asset cost and accumulated depreciation of $3,376 and $394, respectively, at December 29, 2012, and $717 and $159, respectively, at December 31, 2011.

Rental expense was approximately $2,188, $2,334 and $2,326 during the years 2012, 2011 and 2010, respectively.

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

Environmental Remediation

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and estimable. Remediation obligations are accrued based on the latest available information and are recorded at undiscounted amounts. The Company regularly monitors the progress of environmental remediation. Should studies indicate that the cost of remediation has changed from the previous estimate, an adjustment to the liability would be recorded in the period in which such determination is made. (See Note 20)

NOTE 18 - OTHER (INCOME) EXPENSE

Other operating (income) expense, net is summarized as follows:

	2012	2011	2010
Other operating (income) expense, net:
Insurance proceeds (1)	$—	$(492)	$—
Loss on property, plant and equipment disposals	1	37	22
Retirement expenses	201	371	366
Miscellaneous (income) expense	(134)	(182)	(85)
Other operating (income) expense, net	$68	$(266)	$303

(1)	The Company recognized a settlement gain of $492 from a company-owned insurance policy during 2011.

Table of Contents    58

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Other (income) expense, net is summarized as follows:

	2012	2011	2010
Other (income) expense, net:
(Gain) loss on non-hedged swaptions	$(87)	$(43)	$—
Gain on sale of non-operating assets	(187)	—	—
Loss on termination of interest rate swap	—	—	300
Miscellaneous (income) expense	(3)	(32)	(17)
Other (income) expense, net	$(277)	$(75)	$283

NOTE 19 - FACILITY CONSOLIDATION AND SEVERANCE EXPENSES, NET

2008 Facilities Consolidation

In 2008 and 2009, in response to the difficult economic conditions, the Company consolidated certain manufacturing operations and ceased operating in a leased facility and made organizational changes to reduce staff and expenses throughout the Company ("2008 Facilities Consolidation"). Costs related to the facilities consolidation included equipment and inventory relocation, severance costs, employee relocation, asset impairments and costs associated with terminating a lease obligation. During the 2011, the Company terminated a lease obligation and paid a termination fee of $700 resulting in a gain of $551 from the reduction of previously accrued estimates associated with this plan. Total costs to complete this restructuring plan were $7,410. There are no remaining costs to be incurred under this plan.

Restructuring accrual activity related to the 2008 Facilities Consolidation for 2012 and 2011 are summarized as follows:

	Equipment and Inventory Relocation	Severance Pay and Employee Relocation	Asset Impairments	Lease Obligations	Total
Accrual at 2010	$—	$—	$—	$1,626	$1,626
Expenses (credits)	—	—	—	(551)	(551)
Cash payments	—	—	—	(1,075)	(1,075)
Accrual at 2011	$—	$—	$—	$—	$—
Expenses (credits)	—	—	—	—	—
Cash payments	—	—	—	—	—
Accrual at 2012	$—	$—	$—	$—	$—

Total expenses by activity	$3,192	$1,095	$1,459	$1,664	$7,410

2009 Organization Restructuring

In 2009, the Company developed and implemented a plan to realign its organizational structure to combine its three residential carpet units into one business with three distinct brands ("2009 Organization Restructuring").  As a result, the Company's residential business is organized much like its commercial carpet business and more like the rest of the industry.  Costs related to the organization realignment included severance costs, associate relocation expenses and costs related to the migration of certain computer applications necessary to support the realignment. During 2011, the Company had a reduction of expenses of $12 associated with this plan. Total costs to complete this restructuring plan were $1,450. There are no remaining costs to be incurred under this plan.

Table of Contents    59

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Restructuring accrual activity related to the 2009 Organization Restructuring for 2012 and 2011 are summarized as follows:

	Severance Pay and Employee Relocation	Computer Systems Conversion Costs	Total
Accrual at 2010	$9	$—	$9
Expenses (credits)	(12)	—	(12)
Cash payments	3	—	3
Accrual at 2011	$—	$—	$—
Expenses (credits)	—	—	—
Cash payments (refunds)	—	—	—
Accrual at 2012	$—	$—	$—

Total expenses by activity	$969	$481	$1,450

Expenses incurred under these plans are classified in "facility consolidation and severance (benefit) expense, net" in the Company's Consolidated Statements of Operations.

NOTE 20 - DISCONTINUED OPERATIONS

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

	2012	2011	2010
Loss from discontinued operations:
Workers' compensation costs	$(143)	$(237)	$(337)
Environmental remediation costs	(279)	(196)	(95)
Loss from discontinued operations, before taxes	(422)	(433)	(432)
Income tax benefit	(148)	(147)	(151)
Loss from discontinued operations, net of tax	$(274)	$(286)	$(281)

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

Environmental Remediation

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has ongoing obligations at five previously owned sites that were associated with its discontinued textile businesses. Each of these sites contains relatively low levels of ground or ground water contaminants. Each site has a Corrective Action Plan ("CAP") with the applicable authoritative state regulatory body responsible for oversight for environmental compliance and the Company contracts with third party qualified environmental specialists for related remediation, monitoring and reporting for each location. The CAP for four of these sites involves natural attenuation (degradation of the contaminants through naturally occurring events) over periods currently estimated at 10 to 20 years and the CAP on the remaining site involves a pump and treat remediation process, currently estimated to remediate over a period of 25 years. Additionally, the Company has an environmental liability related to the property of a facility and related business that was sold in 2004. The CAP, involving an oxidation-based remediation plan, was approved in 2010 and is currently estimated to remediate over a 7 year period beginning in 2010. The Company has an accrual for environmental remediation obligations of $1,838 and $1,733 as of December 29, 2012 and December 31, 2011, respectively. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation

Table of Contents    60

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

through these remediation efforts, may differ significantly from our estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

NOTE 21 - RELATED PARTY TRANSACTIONS

During 2012, the Company purchased a portion of its requirements for polyester fiber from Engineered Floors, an entity controlled by Robert E. Shaw. Mr. Shaw reported holding approximately 11% of the Company's Common Stock, which as of year-end represented approximately 4% of the total vote of all classes of the Company's Common Stock. Engineered Floors is one of the Company's suppliers of fiber, but is its principal supplier of polyester fiber. Total purchases from Engineered Floors for 2012 were approximately $8,000; or approximately 8% of all the Company's comparable external yarn purchases in 2012. Purchases from Engineered Floors are based on market value, negotiated prices. The Company has no contractual arrangements or commitments with Mr. Shaw associated with its business relationship with Engineered Floors. Transactions with Engineered Floors were reviewed and approved by the Company's board of directors.

NOTE 22 - SUBSEQUENT EVENT

On March 12, 2013, the Company issued 173,249 shares of restricted stock to officers of the Company. The shares will vest over periods ranging from 2 to 14 years from the date of the awards were granted. Each award is subject to a continued service condition.

Table of Contents    61

ANNUAL REPORT ON FORM 10-K
ITEM 15(c)
EXHIBITS

YEAR ENDED DECEMBER 29, 2012
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
Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated July 16, 2007.*

Table of Contents    62

EXHIBIT NO.	EXHIBIT DESCRIPTION	INCORPORATION BY REFERENCE
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
Incorporated by reference to Exhibit (4.13) to Dixie's Current Report on Form 8-K dated June 6, 2011.
(10.1)	The Dixie Group, Inc. Director's Stock Plan. **	Incorporated by reference to Exhibit (10y) to Dixie's Annual Report on Form 10-K for the year ended December 27, 1997. *
(10.2)	The Dixie Group, Inc. New Non-qualified Retirement Savings Plan effective August 1, 1999. **	Incorporated by reference to Exhibit (10.1) to Dixie's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999. *
(10.3)	The Dixie Group, Inc. Deferred Compensation Plan Amended and Restated Master Trust Agreement effective as of August 1, 1999. **	Incorporated by reference to Exhibit (10.2) to Dixie's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999. *
(10.4)	The Dixie Group, Inc. Stock Incentive Plan, as amended. **	Incorporated by reference to Annex A to Dixie's Proxy Statement dated April 5, 2002 for its 2002 Annual Meeting of Shareholders. *
(10.5)	Form of Stock Option Agreement under The Dixie Group, Inc. Stock Incentive Plan. **	Incorporated by reference to Exhibit (10.23) to Dixie's Annual Report on Form 10-K for the year ended December 29, 2001. *
(10.6)	Form of Stock Rights and Restrictions Agreement for Restricted Stock Award under The Dixie Group, Inc. Stock Incentive Plan, as amended.**	Incorporated by reference to Exhibit (10.35) to Dixie's Annual Report on Form 10-K for the year ended December 25, 2004. *
(10.7)	Form of Stock Option Agreement under The Dixie Group, Inc. Stock Incentive Plan for Non-Qualified Options Granted December 20, 2005.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated December 20, 2005. *

Table of Contents    63

EXHIBIT NO.	EXHIBIT DESCRIPTION	INCORPORATION BY REFERENCE
(10.8	Summary Description of the Director Compensation Arrangements for The Dixie Group, Inc.**	Incorporated by reference to Exhibit (10.34) to Dixie's Annual Report on Form 10-K for the year ended December 25, 2004. *
(10.9)	The Dixie Group, Inc. 2006 Stock Awards Plan. **	Incorporated by reference to Annex A to the Company's Proxy Statement for its 2006 Annual Meeting of Shareholders, filed March 20, 2006. *
(10.10)	The 2006 Incentive Compensation Plan, approved February 23, 2006.**	Incorporated by reference to Current Report on Form 8-K dated March 1, 2006. *
(10.11)
Material terms of the performance goals for the period 2007-2011, pursuant to which incentive compensation awards may be made to certain key executives of the Company based on the results achieved by the Company during such years, approved March 14, 2006.**
Incorporated by reference to Current Report on Form 8-K dated March 20, 2006. *
(10.12)	Form of Award of Career Shares under the 2006 Incentive Compensation Plan for Participants holding only shares of the Company's Common Stock.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated June 6, 2006. *
(10.13)	Form of Award of Career Shares under the 2006 Incentive Compensation Plan for Participants holding shares of the Company's Class B Common Stock.**	Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated June 6, 2006. *
(10.14)	Form of Award of Long Term Incentive Plan Shares under the 2006 Incentive Compensation Plan for Participants holding only shares of the Company's Common Stock.**	Incorporated by reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated June 6, 2006. *
(10.15)	Form of Award of Long Term Incentive Plan Shares under the 2006 Incentive Compensation Plan for Participants holding shares of the Company's Class B Common Stock.**	Incorporated by reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated June 6, 2006. *
(10.16)	Award of 125,000 shares of Restricted Stock under the 2006 Stock Awards Plan to Daniel K. Frierson.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated June 7, 2006. *
(10.17)	Summary description of The Dixie Group, Inc. 2007 Annual Compensation Plan.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated February 26, 2007.*
(10.18)	Rule 10b5-1 and 10b-18 Repurchase Agreement by and between The Dixie Group, Inc. and Raymond James & Associates, Inc. dated December 11, 2007*	Incorporated by reference to Exhibit (99.1) to Dixie's Current Report on Form 8-K dated December 11, 2007*
(10.19)	Merger agreement between The Dixie Group, Inc. and Unite Here National Retirement Fund regarding the Company's Masland Bargaining Unit Defined Benefit Pension Plan.**	Incorporated by reference to Exhibit (99.1) to Dixie's Current Report on Form 8-K dated December 28, 2007*
(10.20)	Summary description of The Dixie Group, Inc. 2008 Annual Incentive Plan.**	Incorporated by reference to Exhibit 10.1 to Dixie's Current Report on Form 8-K dated February 15, 2008*
(10.21)	Summary description of The Dixie Group, Inc. 2009 Annual Incentive Plan.**	Incorporated by reference to Exhibit 10.1 to Dixie's Current Report on Form 8-K dated March 26, 2009*
(10.22)	Amended and restated award of 125,000 shares of Restricted Stock under the 2006 Stock Awards Plan to Daniel K. Frierson.**	Incorporated by reference to Exhibit 10.1 to Dixie's Current Report on Form 8-K dated May 21, 2009.*

Table of Contents    64

EXHIBIT NO.	EXHIBIT DESCRIPTION	INCORPORATION BY REFERENCE
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
Incorporated by reference to Exhibit (10.12) to Dixie's Current Report on Form 8-K dated September 14, 2011.*

Table of Contents    65

EXHIBIT NO.	EXHIBIT DESCRIPTION	INCORPORATION BY REFERENCE
(10.34)	Credit Agreement, by and between The Dixie Group, Inc. and certain of its subsidiaries named therein, and Wells Fargo Bank, N.A. as lender, dated September 13, 2011.	Incorporated by reference to Exhibit (10.20) to Dixie's Current Report on Form 8-K dated September 14, 2011.*
(10.35)	Security Agreement, by and between The Dixie Group, Inc. and certain of its subsidiaries named therein, and Wells Fargo Bank, N.A. as lender, dated September 13, 2011.	Incorporated by reference to Exhibit (10.21) to Dixie's Current Report on Form 8-K dated September 14, 2011.*
(10.36)	First Mortgage, by and between The Dixie Group, Inc. and certain of its subsidiaries named therein, and Wells Fargo Bank, N.A. as lender, dated September 13, 2011.	Incorporated by reference to Exhibit (10.22) to Dixie's Current Report on Form 8-K dated September 14, 2011.*
(10.37)	Summary Description of The Dixie Group, Inc. 2012 Incentive Compensation Plan/Range of Incentives.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated March 12, 2012.*
(10.38)	Amended and Modified Financing Agreement, by and between The Dixie Group, Inc. and certain of its subsidiaries named therein, and General Electric Credit Corporation, as lender, dated June 26, 2012.	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated June 26, 2012.*
(10.39)	Agreement to Reduce Security Deposit Amount and Amendment to Security Deposit Pledge Agreement, dated June 26, 2012.	Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated June 26, 2012.*
(10.40)	Summary Description of The Dixie Group, Inc. 2012 Incentive Compensation Plan/Range of Incentives.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated August 22, 2012.*
(10.41)
First Amendment to Credit Agreement dated as of November 2, 2012, by and among The Dixie Group, Inc., certain of its subsidiaries, and Wells Fargo Bank, N.A. as Agent and the persons identified as Lenders therein.
Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated November 5, 2012.*
(10.42)
First Amendment to Credit Agreement dated as of November 2, 2012, by and among The Dixie Group, Inc., certain of it subsidiaries, and Wells Fargo Capital Finance, LLC as Agent and the persons identified as Lenders therein.
Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated November 5, 2012.*
(10.43)	Intercreditor Agreement dated as of November 2, 2012, by and among Wells Fargo Capital Finance, LLC and Wells Fargo Bank, N.A. as Agents and The Dixie Group, Inc. and certain of its subsidiaries.	Incorporated by reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated November 5, 2012.*
(10.44)	Summary Description of The Dixie Group, Inc. 2013 Incentive Compensation Plan/Range of Incentives.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated February 15, 2013.*
(14)	Code of Ethics, as amended and restated, February 15, 2010.	Incorporated by reference to Exhibit 14 to Dixie's Form 10-K dated March 3, 2010
(4.12)	Obligation to the Development Authority of Gordon County; by and among Masland Carpets, LLC, Purchase and Sale Agreement dated December 28, 2012.	Filed herewith.
(4.13)	Obligation to the Development Authority of Gordon County; by and among Masland Carpets, LLC, Bill of Sale, dated December 28, 2012.	Filed herewith.

Table of Contents    66

EXHIBIT NO.	EXHIBIT DESCRIPTION	INCORPORATION BY REFERENCE
(4.14)	Obligation to the Development Authority of Gordon County; by and among Masland Carpets, LLC, Lease Agreement, dated December 28, 2012.	Filed herewith.
(4.15)	Obligation to the Development Authority of Gordon County; by and among Masland Carpets, LLC, Short Form Lease Agreement, dated December 28, 2012.	Filed herewith.
(4.16)	Obligation to the Development Authority of Gordon County; by and among Masland Carpets, LLC, Option Agreement, dated December 28, 2012.	Filed herewith.
(4.17)	Obligation to the Development Authority of Gordon County; by and among Masland Carpets, LLC, Pilot Agreement, dated December 28, 2012.	Filed herewith.
(4.18)	Obligation to the Development Authority of Gordon County; by and among Masland Carpets, LLC, Loan Agreement, dated December 28, 2012.	Filed herewith.
(4.19)	Obligation to the Development Authority of Gordon County; by and among Masland Carpets, LLC, Loan and Security Agreement, dated December 28, 2012.	Filed herewith.
(4.20)	Obligation to the Development Authority of Gordon County; by and among Masland Carpets, LLC, Deed to Secure Debt and Security Agreement, dated December 28, 2012.	Filed herewith.
(4.21)	Obligation to the Development Authority of Gordon County; by and among Masland Carpets, LLC, Notice and Consent to Assignment, dated December 28, 2012.	Filed herewith.
(4.22)
Obligation to the Development Authority of Gordon County; by and among Masland Carpets, LLC, Absolute Assignment of Deed to Secure Debt and Security Agreement and Other Loan Documents, dated December 28, 2012.
Filed herewith.
(4.23)	Obligation to the Development Authority of Gordon County; by and among Masland Carpets, LLC, Limited Warranty Deed, dated December 28, 2012.	Filed herewith.
(4.24)	Obligation to the Development Authority of Gordon County; by and among Masland Carpets, LLC, Development Authority of Gordon County Taxable Revenue Bond, Series 2012A, dated December 28, 2012.	Filed herewith.
(4.25)	Obligation to the Development Authority of Gordon County; by and among Masland Carpets, LLC, Development Authority of Gordon County Taxable Revenue Bond, Series 2012B, dated December 28, 2012.	Filed herewith.
(4.26)	Obligation to the Development Authority of Gordon County; by and among Masland Carpets, LLC, Assignment and Security Agreement, dated December 28, 2012.	Filed herewith.
(21)	Subsidiaries of the Registrant.	Filed herewith.
(23)	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

Table of Contents    67

EXHIBIT NO.	EXHIBIT DESCRIPTION	INCORPORATION BY REFERENCE
(31.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(a).	Filed herewith.
(31.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(a).	Filed herewith.
(32.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(b).	Filed herewith.
(32.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(b).	Filed herewith.
(101.INS)	XBRL Instance Document	Filed herewith.
(101.SCH)	XBRL Taxonomy Extension Schema Document	Filed herewith
(101.CAL)	XBRL Taxaonomy Extension Calculation Linkbase Document	Filed herewith.
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

* Commission File No. 0-2585.
** Indicates a management contract or compensatory plan or arrangement.

Table of Contents    68