Form 10-Q
period 2013-03-30
DIXIE GROUP INC
filed 2013-05-03
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2013
OR

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

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer (Do not check if a smaller reporting company)	☑	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of April 26, 2013
Common Stock, $3 Par Value	12,277,987 shares
Class B Common Stock, $3 Par Value	983,692 shares
Class C Common Stock, $3 Par Value	0 shares

THE DIXIE GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands, except share data)

	March 30, 2013	December 29, 2012
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$377	$491
Receivables, net	40,200	32,469
Inventories	72,139	72,245
Deferred income taxes	5,263	5,615
Other current assets	4,086	4,235
TOTAL CURRENT ASSETS	122,065	115,055

PROPERTY, PLANT AND EQUIPMENT, NET	69,635	69,483
OTHER ASSETS	17,988	17,232
TOTAL ASSETS	$209,688	$201,770

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$17,374	$14,891
Accrued expenses	21,166	19,147
Current portion of long-term debt	3,644	4,059
TOTAL CURRENT LIABILITIES	42,184	38,097

LONG-TERM DEBT	83,110	80,166
DEFERRED INCOME TAXES	3,469	3,824
OTHER LONG-TERM LIABILITIES	16,124	15,637
TOTAL LIABILITIES	144,887	137,724

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 12,277,987 shares for 2013 and 12,173,961 shares for 2012	36,834	36,522
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 983,692 shares for 2013 and 952,784 shares for 2012	2,951	2,858
Additional paid-in capital	136,377	136,744
Accumulated deficit	(111,205)	(111,840)
Accumulated other comprehensive loss	(156)	(238)
TOTAL STOCKHOLDERS' EQUITY	64,801	64,046
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$209,688	$201,770
See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended
	March 30, 2013	March 31, 2012
NET SALES	$75,440	$62,851
Cost of sales	57,028	47,148
GROSS PROFIT	18,412	15,703

Selling and administrative expenses	16,895	15,062
Other operating (income) expense, net	(160)	21
OPERATING INCOME	1,677	620

Interest expense	995	726
Other expense, net	8	3
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	674	(109)
Income tax provision (benefit)	23	(5)
INCOME (LOSS) FROM CONTINUING OPERATIONS	651	(104)
Loss from discontinued operations, net of tax	(15)	(77)
NET INCOME (LOSS)	$636	$(181)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.05	$(0.01)
Discontinued operations	(0.00)	(0.00)
Net income (loss)	$0.05	$(0.01)

BASIC SHARES OUTSTANDING	12,674	12,606

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.05	$(0.01)
Discontinued operations	(0.00)	(0.00)
Net income (loss)	$0.05	$(0.01)

DILUTED SHARES OUTSTANDING	12,739	12,606

DIVIDENDS PER SHARE:
Common Stock	$—	$—
Class B Common Stock	—	—
See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(dollars in thousands)

	Three Months Ended
	March 30, 2013	March 31, 2012
NET INCOME (LOSS)	$636	$(181)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on interest rate swaps	12	(81)
Reclassification of loss into earnings from interest rate swaps	22	23
Amortization of unrealized loss on dedesignated interest rate swaps	68	74
Reclassification of net actuarial gain into earnings from postretirement benefit plans	(6)	(6)
Reclassification of prior service credits into earnings from postretirement benefit plans	(14)	(13)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	82	(3)

COMPREHENSIVE INCOME (LOSS)	$718	$(184)
See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED) (dollars in thousands)

	Three Months Ended
	March 30, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$651	$(104)
Loss from discontinued operations	(15)	(77)
Net income (loss)	636	(181)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,513	2,402
Provision (benefit) for deferred income taxes	(53)	(101)
Net loss on property, plant and equipment disposals	10	—
Stock-based compensation expense	201	159
Excess tax benefits from stock-based compensation	(41)	(16)
Changes in operating assets and liabilities:
Receivables	(7,731)	(1,236)
Inventories	106	(3,481)
Other current assets	173	(1,034)
Accounts payable and accrued expenses	1,696	732
Other operating assets and liabilities	(233)	(591)
NET CASH USED IN OPERATING ACTIVITIES	(2,723)	(3,347)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,052)	(501)
NET CASH USED IN INVESTING ACTIVITIES	(2,052)	(501)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on revolving credit line	3,076	4,945
Payments on mortgage note payable	(185)	(184)
Payments on note payable related to acquisition	(237)	—
Borrowings on equipment financing	—	452
Payments on equipment financing	(297)	(313)
Payments on capitalized leases	(134)	(29)
Payments on notes payable	(246)	(226)
Change in outstanding checks in excess of cash	2,847	(743)
Repurchases of Common Stock	(204)	(154)
Excess tax benefits from stock-based compensation	41	16
Payments for debt issuance costs	—	(53)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,661	3,711

DECREASE IN CASH AND CASH EQUIVALENTS	(114)	(137)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	491	298
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$377	$161

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$865	$642
Income taxes paid, net of tax refunds	62	1,199
Assets purchased under capital leases	552	631
See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial statements which do not include all the information and footnotes required by such accounting principles for annual financial statements.  In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.  The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 29, 2012.  Operating results for the three month period ended March 30, 2013 are not necessarily indicative of the results that may be expected for the entire 2013 year.

The Company is in one line of business, carpet manufacturing.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income". This ASU eliminated the option to report other comprehensive income and its components in the statement of stockholders' equity and required the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The Company adopted this ASU in December 2011 and presented the components of other comprehensive income in a separate statement following the statement of operations. In December 2011, the FASB issued ASU 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05". ASU 2011-12 deferred the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to other comprehensive income. In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". ASU 2013-02 requires the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, the Company is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. As the new standard does not change the current requirements for reporting net income or other comprehensive income in the financial statements, the adoption of this ASU did not have a material effect on the Company's Consolidated Condensed Financial Statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210)—Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". The ASU clarifies that ordinary trade receivables are not in the scope of ASU No. 2011-11. ASU No. 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Codification or subject to a master netting arrangement or similar agreement. The effective date is the same as the effective date of ASU 2011-11. The Company does not expect that the adoption of these ASUs will have a material effect on the Company’s Consolidated Condensed Financial Statements.

In July 2012, the FASB issued ASU No. 2012-02, "Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, "Intangibles--Goodwill and Other, General Intangibles Other than Goodwill." Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this ASU did not have a material effect on the Company’s Consolidated Condensed Financial Statements.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

In February 2013, the FASB issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date". This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. For public entities, the ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The ASU shall be applied retrospectively to all prior periods presented for those obligations within the scope of this Subtopic that exist at the beginning of an entity's fiscal year of adoption. Early adoption is permitted. The Company does not expect that the adoption of this ASU will have a material effect on the Company's Consolidated Condensed Financial Statements.

NOTE 3 - RECEIVABLES, NET

Receivables are summarized as follows:

	March 30, 2013	December 29, 2012
Customers, trade	$39,059	$31,043
Other receivables	1,321	1,642
Gross receivables	40,380	32,685
Less allowance for doubtful accounts	(180)	(216)
Net receivables	$40,200	$32,469

NOTE 4 - INVENTORIES

Inventories are summarized as follows:

	March 30, 2013	December 29, 2012
Raw materials	$24,813	$23,002
Work-in-process	14,965	13,786
Finished goods	46,514	49,251
Supplies, repair parts and other	489	470
LIFO reserve	(14,642)	(14,264)
Total inventories	$72,139	$72,245

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	March 30, 2013	December 29, 2012
Land and improvements	$6,950	$6,950
Buildings and improvement	50,357	50,293
Machinery and equipment	138,700	137,432
	196,007	194,675
Accumulated depreciation	(126,372)	(125,192)
Property, plant and equipment, net	$69,635	$69,483

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:

The components of goodwill are as follows:

	Goodwill	Accumulated Impairment Losses	Net
Balance at December 29, 2012	$1,680	$—	$1,680
Additional goodwill recognized during the period	—	—	—
Impairment losses recognized during the period	—	—	—
Other changes in the carrying amounts during the period	—	—	—
Balance at March 30, 2013	$1,680	$—	$1,680

Intangible Assets Subject to Amortization:

The following table represents the components of the Company's intangible assets:

	March 30, 2013			December 29, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$208	$(4)	$204	$208	$—	$208
Rug design coding	144	(4)	140	144	—	144
Total	$352	$(8)	$344	$352	$—	$352

Amortization expense for intangible assets is summarized as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Customer relationships	$4	$—
Rug design coding	4	—
Amortization expense	$8	$—

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	March 30, 2013	December 29, 2012
Compensation and benefits	$4,721	$5,637
Provision for customer rebates, claims and allowances	4,428	4,389
Outstanding checks in excess of cash	5,370	2,523
Other	6,647	6,598
Total accrued expenses	$21,166	$19,147

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

	Three Months Ended
	March 30, 2013	March 31, 2012
Warranty reserve at beginning of period	$1,297	$1,219
Warranty liabilities accrued	900	742
Warranty liabilities settled	(830)	(867)
Changes for pre-existing warranty liabilities	(78)	12
Warranty reserve at end of period	$1,289	$1,106

NOTE 9 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	March 30, 2013	December 29, 2012
Revolving credit facility	$63,198	$60,122
Mortgage note payable	9,956	10,141
Obligation to Development Authority of Gordon County	5,102	5,339
Equipment notes payable	4,775	5,071
Notes payable	386	632
Capital lease obligations	3,337	2,920
Total long-term debt	86,754	84,225
Less: current portion of long-term debt	(3,644)	(4,059)
Total long-term debt, less current portion	$83,110	$80,166

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

The Company can use the proceeds of the senior credit facility for general corporate purposes, including financing acquisitions and refinancing other indebtedness. As of March 30, 2013, the unused borrowing availability under the senior credit facility was $21,257. Subsequent to March 30, 2013, the Company refinanced its senior credit facility to extend the maturity date and to increase the amount of credit under the facility. (See Note 20)

Mortgage Note Payable

On September 13, 2011, the Company entered into a five-year $11,063 mortgage loan. The mortgage loan is secured by the Company's Susan Street facility and liens secondary to the senior credit facility. The mortgage loan is scheduled to mature on September 13, 2016. The mortgage loan bears interest at a variable rate equal to one month LIBOR plus 3.00% and is payable in equal monthly installments of principal of $61, plus interest calculated on the declining balance of the mortgage loan, with a final payment of $7,436 due on maturity. Subsequent to March 30, 2013, the Company refinanced its senior credit facility to include the mortgage note payable. (See Note 20)

NOTE 10 - FAIR VALUE MEASUREMENTS

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

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Condensed Balance Sheets as of March 30, 2013 and December 29, 2012:

	March 30, 2013	December 29, 2012	Fair Value Hierarchy Level
Assets:
Rabbi trust (1)	$12,636	$11,894	Level 2

Liabilities:
Interest rate swaps (2)	$934	$1,086	Level 2
Deferred compensation plan (3)	11,689	11,066	Level 1
Contingent consideration (4)	1,863	1,928	Level 3

(1)
The Company maintains a rabbi trust that serves as an investment designed to offset its deferred compensation plan liability. The investment assets of the trust consist of company-owned life insurance policies for which the Company recognizes income or expense based upon changes in cash surrender value.

(2)
The fair value of the interest rate swaps was obtained from external sources. The interest rate swaps were valued using observable inputs (e.g., LIBOR yield curves, credit spreads). Valuations of interest rate swaps may fluctuate considerably from period-to-period due to volatility in underlying interest rates, which are driven by market conditions and the duration of the instrument. Credit adjustments could have a significant impact on the valuations due to changes in credit ratings of the Company or its counterparties.

(3)
Senior management and other highly compensated associates may defer a specified percentage of their compensation into a non-qualified deferred compensation plan. Changes in the value of the deferred compensation under this plan are recognized each period based on the fair value of the underlying measurement funds.

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

Changes in the fair value measurements using significant unobservable inputs (Level 3) during the three months ending March 30, 2013 and March 31, 2012 were as follows:

	March 30, 2013	March 31, 2012
Beginning balance	$1,928	$—
Contingent consideration liabilities recorded at fair value at acquisition	—	—
Interest expense charged during the year	42	—
Change in fair value of contingent consideration liabilities	—	—
Settlements	(107)	—
Ending balance	$1,863	$—

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three months ended March 30, 2013 or March 31, 2012.

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	March 30, 2013		December 29, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$377	$377	$491	$491
Notes receivable, including current portion	307	307	307	307
Financial liabilities:
Long-term debt and capital leases, including current portion	86,754	83,429	84,225	80,174
Interest rate swaps	934	934	1,086	1,086

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

The following is a summary of the Company's interest rate swaps as of March 30, 2013:

Type	Notional Amount		Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$5,018	*	April 1, 2003 through April 1, 2013	4.54%	1 Month LIBOR
Interest rate swap	$25,000		July 11, 2010 through May 11, 2013	1.42%	1 Month LIBOR
Interest rate swap	$10,000		October 3, 2011 through September 1, 2016	1.33%	1 Month LIBOR
Interest rate swap	$10,000		March 1, 2013 through September 1, 2016	1.62%	1 Month LIBOR
Interest rate swap	$5,000		June 1, 2013 through September 1, 2016	1.70%	1 Month LIBOR

* Interest rate swap has an amortizing notional amount.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

The following table summarizes the fair values of derivative instruments included in the Company's Consolidated Condensed Balance Sheets:

	Location on Consolidated Condensed Balance Sheets	Fair Value
		March 30, 2013	December 29, 2012
Asset Derivatives:
Derivatives not designated as hedging instruments:
Interest rate swaptions	Other Assets	$—	$—
Total Asset Derivatives		$—	$—

Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued Expenses	$362	$439
Interest rate swaps, long term portion	Other Long-Term Liabilities	572	647
Total Liability Derivatives		$934	$1,086

The following tables summarize the pre-tax impact of derivative instruments on the Company's financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	Three Months Ended
	March 30, 2013	March 31, 2012
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$20	$(130)

	Amount of Gain or (Loss) Reclassified from AOCIL on the effective portion into Income (1)(2)
	Three Months Ended
	March 30, 2013	March 31, 2012
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(145)	$(156)

	Amount of Gain or (Loss) Recognized on the ineffective portion in Income on Derivative (3)
	Three Months Ended
	March 30, 2013	March 31, 2012
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$—	$—

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

	Amount of Gain or (Loss) Recognized in Income on Derivative (4)
	Three Months Ended
	March 30, 2013	March 31, 2012
Derivatives not designated as hedging instruments:
Interest rate swaptions	$—	$(14)

(1)	The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's Consolidated Condensed Statements of Operations.

(2)	The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to March 30, 2013 is $362.

(3)
The amount of gain (loss) recognized in income on the ineffective portion of interest rate swaps, if any, is included in other (income) expense, net on the Company's Consolidated Condensed Statements of Operations.

(4)
The amount of gain (loss) recognized in income for derivatives not designated as hedging instruments is included in other (income) expense, net on the Company's Consolidated Condensed Statements of Operations.

NOTE 12 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers a significant portion, or approximately 75% of the Company's associates. This plan was modified in 2012 compared with prior years to include a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $143 and $134 for the three months ended March 30, 2013 and March 31, 2012, respectively.

Additionally, the Company sponsors a 401(K) defined contribution plan that covers those associates at one facility who are under a collective-bargaining agreement, or approximately 25% of the Company's associates. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $17 and $21 for the three months ended March 30, 2013 and March 31, 2012, respectively.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation.  The obligations owed to participants under this plan were $11,689 at March 30, 2013 and $11,066 at December 29, 2012 and are included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors.  The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan.  Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $12,636 at March 30, 2013 and $11,894 at December 29, 2012 and is included in other assets in the Company's Consolidated Condensed Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees.  Expenses related to the multi-employer pension plan were $61 and $71 for the three months ended March 30, 2013 and March 31, 2012, respectively.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

Components of net periodic benefit cost (credit) for all postretirement plans are summarized as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Service cost	$2	$2
Interest cost	6	6
Amortization of prior service credits	(22)	(22)
Recognized net actuarial gains	(10)	(10)
Net periodic benefit cost (credit)	$(24)	$(24)

Amounts contributed or expected to be contributed by the Company during the current fiscal year to its postretirement plans are not anticipated to be significantly different from amounts disclosed in the Company's 2012 Annual Report filed on Form 10-K.

NOTE 13 - INCOME TAXES

The Company's effective income tax provision (benefit) rates are based upon estimated annual income tax rates. The difference between the effective rates and the statutory rates for the three months ended March 30, 2013 was affected by the effect of the domestic manufacturing deduction inherent in development of the 2013 estimated tax rate and the inclusion of a $202 non-taxable settlement gain associated with a company-owned insurance policy. In addition, $157 in federal tax credits were recognized as a result of tax legislation passed in January 2013. The difference in rates for the three months ended March 31, 2012 was primarily due to the effect of the domestic manufacturing deduction, change in state valuation allowances and interest charges related to an IRS audit for tax years 2004 through 2009.

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

The Company's unrecognized tax benefits were $5 at March 30, 2013 and December 29, 2012.  Due to the Company's valuation allowances, such benefits, if recognized, would not significantly affect the Company's effective tax rate.  There were no significant interest or penalties accrued as of March 30, 2013 or December 29, 2012. The Company does not expect its unrecognized tax benefits to change significantly during the next twelve months.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

NOTE 14 - COMMON STOCK AND EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended
	March 30, 2013	March 31, 2012
Basic earnings (loss) per share:
Income (loss) from continuing operations	$651	$(104)
Less: Allocation of earnings to participating securities	(24)	—
Income (loss) from continuing operations available to common shareholders - basic	$627	$(104)
Basic weighted-average shares outstanding (1)	12,674	12,606
Basic earnings (loss) per share - continuing operations	$0.05	$(0.01)

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to common shareholders - basic	$627	$(104)
Add: Undistributed earnings reallocated to unvested shareholders	—	—
Income (loss) from continuing operations available to common shareholders - basic	$627	$(104)
Basic weighted-average shares outstanding (1)	12,674	12,606
Effect of dilutive securities:
Stock options (2)	2	—
Directors' stock performance units (2)	63	—
Diluted weighted-average shares outstanding (1)(2)	12,739	12,606
Diluted earnings (loss) per share - continuing operations	$0.05	$(0.01)

(1)	Includes Common and Class B Common shares, less shares held in treasury, in thousands.

(2)
Because their effects are anti-dilutive, shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock at the end of the relevant period and directors' stock performance units have been excluded.  Aggregate shares excluded for the three months ending March 30, 2013 and March 31, 2012 were 691 and 862, respectively.

NOTE 15 - STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Condensed Financial Statements.  The number of shares to be issued is determined by dividing the specified dollar value of the award by the market value per share on the grant date.  Pursuant to a policy adopted by the Compensation Committee of the Board of Directors applicable to awards granted for years 2009 through 2013, $5.00 per share will be used as the market value per share to calculate the number of shares to be issued if the market value per share is less than $5.00 per share on the grant date. The Company's stock compensation expense was $201 for the three months ended March 30, 2013 and $159 for the three months ended March 31, 2012.

On March 12, 2013, the Company issued 173,249 shares of restricted stock to officers and other key employees.  The grant-date fair value of the awards was $899, or $5.190 per share, and will be recognized as stock compensation expense over the vesting periods which range from 2 to 14 years from the date the awards were granted.  Each award is subject to a continued service condition.  The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

NOTE 16 - OTHER COMPREHENSIVE INCOME (LOSS)

Components of other comprehensive income (loss) are as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps:
Before income taxes	$20	$(130)
Income taxes	8	(49)
Net of taxes	12	(81)
Reclassification of loss into earnings from interest rate swaps (1):
Before income taxes	35	37
Income taxes	13	14
Net of taxes	22	23
Amortization of unrealized loss on dedesignated interest rate swaps (1):
Before income taxes	110	119
Income taxes	42	45
Net of taxes	68	74
Reclassification of net actuarial gain into earnings from postretirement benefit plans (2):
Before income taxes	(10)	(10)
Income taxes	(4)	(4)
Net of taxes	(6)	(6)
Reclassification of prior service credits into earnings from postretirement benefit plans (2):
Before income taxes	(22)	(22)
Income taxes	(8)	(9)
Net of taxes	(14)	(13)
Other comprehensive income (loss)	$82	$(3)

(1)
Amounts for cash flow hedges reclassified from accumulated other comprehensive income (loss) to net earnings (loss) were included in interest expense in the Company's Consolidated Condensed Statement of Operations.

(2)
Amounts for postretirement plans reclassified from accumulated other comprehensive income (loss) to net earnings (loss) were included in selling and administrative expenses in the Company's Consolidated Condensed Statement of Operations.

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 29, 2012	$(654)	$416	$(238)
Unrealized gain (loss) on interest rate swaps, net of tax of $8	12	—	12
Reclassification of loss into earnings from interest rate swaps, net of tax of $13	22	—	22
Amortization of unrealized loss on dedesignated interest rate swaps, net of tax of $42	68	—	68
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $4	—	(6)	(6)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $8	—	(14)	(14)
Balance at March 30, 2013	$(552)	$396	$(156)

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

NOTE 17 - OTHER (INCOME) EXPENSE

Other operating (income) expense, net is summarized as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Other operating (income) expense, net:
Insurance proceeds (1)	$(202)	$—
Loss on property, plant and equipment disposals	10	—
Retirement expenses	39	83
Miscellaneous (income) expense	(7)	(62)
Other operating (income) expense, net	$(160)	$21

(1)	The Company recognized a settlement gain of $202 from a company-owned insurance policy during the three months ending March 30, 2013.

Other (income) expense, net is summarized as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Other (income) expense, net:
(Gain) loss on non-hedged swaptions	$—	$14
Miscellaneous (income) expense	8	(11)
Other (income) expense, net	$8	$3

NOTE 18 - CONTINGENCIES

The Company assesses its exposure related to legal matters, including those pertaining to product liability, safety and health matters and other items that arise in the regular course of its business. If the Company determines that it is probable a loss will be incurred, the amount of the loss, or an amount within the range of loss, that can be reasonably estimated will be recorded.

Environmental Remediation

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and estimable. Remediation obligations are accrued based on the latest available information and are recorded at undiscounted amounts. The Company regularly monitors the progress of environmental remediation. Should studies indicate that the cost of remediation has changed from the previous estimate, an adjustment to the liability would be recorded in the period in which such determination is made. (See Note 19)

NOTE 19 - DISCONTINUED OPERATIONS

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

Discontinued operations are summarized as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
Loss from discontinued operations:
Workers' compensation costs	$(12)	$(17)
Environmental remediation costs	(9)	(90)
Loss from discontinued operations, before taxes	(21)	(107)
Income tax benefit	(6)	(30)
Loss from discontinued operations, net of tax	$(15)	$(77)

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

Environmental Remediation

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has ongoing obligations at five previously owned sites that were associated with its discontinued textile businesses. Each of these sites contains relatively low levels of ground or ground water contaminants. Each site has a Corrective Action Plan ("CAP") with the applicable authoritative state regulatory body responsible for oversight for environmental compliance and the Company contracts with third party qualified environmental specialists for related remediation, monitoring and reporting for each location. The CAP for four of these sites involves natural attenuation (degradation of the contaminants through naturally occurring events) over periods currently estimated at 10 to 20 years and the CAP on the remaining site involves a pump and treat remediation process, currently estimated to remediate over a period of 25 years. Additionally, the Company has an environmental liability related to the property of a facility and related business that was sold in 2004. The CAP, involving an oxidation-based remediation plan, was approved in 2010 and is currently estimated to remediate over a 7 year period beginning in 2010. The Company has an accrual for environmental remediation obligations of $1,837 and $1,838 as of March 30, 2013 and December 29, 2012, respectively. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from our estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

NOTE 20 - SUBSEQUENT EVENT

On April 1, 2013, the Company entered into the Second Amendment to Credit Agreement (the "Second Amendment to Wells Fargo Capital Finance Credit Agreement"). The Second Amendment to Wells Fargo Capital Finance Credit Agreement amended the Existing Credit Agreement to increase the size of the revolver portion of the credit facility by $20,000 to a maximum of $110,000 (contingent on availability) while lowering interest rates and expanding the number of interest rate tiers. Contingent upon appraisal of the Susan Street real estate and covered fixed assets, the second amendment provides for: an increase in the level of the availability “trigger level” (as defined therein) to $12,100 from $10,000; extension of the term of the facility to March 2018 (from September 2016); inclusion of the appraised value of the Susan Street real estate in the borrowing base; and termination of the existing Susan Street Loan Agreement, subject also to various availability percentages, limitations, covenant and conditions.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The following is presented to update the discussion of results of operations and financial condition included in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies were outlined in Management's Discussion and Analysis of Results of Operations and Financial Condition in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no significant changes to those critical accounting policies subsequent to the date of that report.

OVERVIEW

We believe our business, driven more by resale and remodeling of existing homes and commercial facilities, has been positively affected by this overall market improvement during 2012 and into 2013. While our business was more deeply affected by the economic crisis during 2008 through 2011 timeframe as it reached the higher end markets where our business is concentrated, we believe our position in the upper end of the markets has permitted us to benefit from improved conditions and will allow us to take advantage of further anticipated growth in the upper-end markets.

Several strategic and tactical initiatives begun in 2012 have enhanced our future prospects and, we believe, will allow us to return to sustained growth and profitability. These items, further discussed below, include investment in the development of new products based on recently developed yarn systems, the acquisition of a continuous dyeing facility in North Georgia, the acquisition of wool rug manufacturing equipment and related business, realignment of certain of our broadloom tufting technologies from Atmore, Alabama into our North Georgia Eton facility, an opportunistic purchase of certain products from an industry competitor to incorporate into our product line and changes in both manufacturing and commercial business management.

We have taken advantage of several opportunities to invest in products we believe will further differentiate us from the competition. We have access to two new yarn systems that have been limited in distribution and, we believe, will provide exceptional softness and colorfastness qualities. In addition, we have developed a new "permaset process" for wool which we believe will allow our designer customers the broadest possible choice of colorations. As a result, during 2012 we invested at an increased rate in sampling initiatives related to these product offerings as compared to the same periods in the prior year. We have seen positive acceptance of our products as we moved into 2013.

During 2012, we completed the relocation of certain tufting technologies from our manufacturing facility in Atmore, Alabama to our facility in Eton, Georgia to achieve a more favorable cost structure for the products and markets served from those technologies. Although this realignment resulted in incremental operating costs during 2012, we have seen operational efficiencies and an improved cost structure related to this realignment.

In November 2012, we acquired a continuous carpet dyeing facility in Calhoun, Georgia. The acquisition of this dyeing operation is allowing us to transition certain of our products from our beck dyeing operation in Atmore, Alabama and from other third party commission continuous dyeing operations located in North Georgia. We believe this will allow us to achieve significant cost reductions in the dyeing process and support future growth. Subsequent to this acquisition and continuing through our first quarter of 2013, we have incurred incremental costs as we continue to align and upgrade the equipment and processes which will accommodate significantly increased volume and our product mix. Additionally, we will be assessing all of our dyeing and ancillary assets throughout our Company. As the process evolves, some of these assets may be utilized elsewhere in our facilities and some may be taken out of service and could therefore result in non-cash asset impairment charges or incremental costs associated with potential asset redeployments within our facilities.

Additionally, in late November 2012, we acquired certain specialized wool rug tufting equipment and the associated business. During the first quarter of 2013, we completed the relocation of the acquired equipment into our facility in Santa Ana, California and are in the process of supplementing our capacity with additional new equipment. The acquisition is expected to significantly reduce our cost by producing the goods in-house and should allow us to further access and develop other markets and support what we believe to be good growth potential in markets we currently serve.

RESULTS OF OPERATIONS

The following table sets forth certain elements of our continuing operating results as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 30, 2013	March 31, 2012
Net sales	100.0%	100.0%
Cost of sales	75.6%	75.0%
Gross profit	24.4%	25.0%
Selling and administrative expense	22.4%	24.0%
Other operating (income) expense, net	(0.2)%	0.0%
Operating income	2.2%	1.0%

Net Sales. Net sales for the quarter ended March 30, 2013 were $75.4 million, an increase of 20% compared with net sales of $62.9 million for the year-earlier quarter. In the first quarter of 2013, residential carpet sales reflected an increase of 21.1% and net sales of commercial carpet increased 13.1% compared with the first quarter of 2012. Our residential sales in the first quarter of 2013, compared with the prior-year period, included increased sales in our higher-end channels and our mass merchant channels of distribution. Our commercial business is more heavily concentrated in specified project-oriented business which, we believe, was positively affected by general economic improvements in the first quarter of 2013 compared with the first quarter of the prior year and initiatives implemented by our new leadership in our contract business in late 2012.

Cost of Sales. Cost of sales as a percentage of net sales was 75.6% in the first quarter of 2013 compared with 75.0% in the first quarter of 2012. The 2013 period was negatively affected by integration and expansion costs. We had costs of $527 thousand related to the acquisition of the Colormaster continuous dyeing facility in late 2012 as we align the processes to support increased production volume and the changes in product mix associated with our business. In addition, we had expenses of $157 thousand in 2013 for the integration of the Crown rug assets also acquired in late 2012. Finally, we had startup expenses of $110 thousand related to the continued expansion of our tufting operation in Eton, Georgia during the first quarter. The 2012 period included costs related to tufting machinery relocations of $148 thousand as well as higher expenses due to the development of new fibers.

Gross Profit. Gross profit dollars increased $2.7 million in the first quarter of 2013 compared with the first quarter 2012. This improvement was principally a result of the higher level of sales in 2013 compared with 2012.

Selling and Administrative Expenses. Selling and administrative expenses decreased 1.6% as a percentage of sales in the first quarter of 2013 compared with the first quarter of 2012. The lower selling and administrative expenses as a percentage of sales are primarily a result of the effects of the higher sales volume on the fixed portion of selling and administrative expenses.

Other Operating (Income) Expense, Net. Other operating (income) expense reflected an improvement of $181 thousand in the first quarter of 2013 compared with the year-earlier period. The 2013 period included a gain of $202 thousand related to settlement of a company-owned insurance policy.

Operating Income. We reported operating income of $1.7 million in the first quarter of 2013 compared with operating income of $620 thousand in the first quarter of 2012. Operating results in the 2013 reporting period were positively affected by the higher sales volume and the leverage of fixed costs in the selling, general and administrative area versus the prior-year period.

Interest Expense. Interest expense increased $269 thousand in the first quarter of 2013 compared with the first quarter of 2012 principally a result of higher levels of debt as a result of the growth of our business; including the acquisition of the Colormaster continuous dyeing facility in the latter part of 2012.

Other Expense, Net. Other expense, net was not significant first quarter of 2013 or 2012.

Income Tax Provision (Benefit). Our effective income tax provision (benefit) rates are based upon estimated annual income tax rates. The effective tax rate in the first quarter of 2013 differed from statutory rates primarily due to the effect of the domestic manufacturing deduction inherent in development of the 2013 estimated tax rate, benefits of certain 2012 federal tax credits required to be recognized in the first quarter of 2013 as the law had not been passed until January 2013 and as a result of a non-taxable settlement gain related to company-owned insurance. The effective tax rate in the first quarter of 2012 differed from statutory rates primarily due to the effect of the domestic manufacturing deduction, change in state valuation allowances and interest charges related to an IRS audit for tax years 2004 through 2009 related to a settlement of an internal revenue service audit.

Income (Loss) from Continuing Operations. We had income from continuing operations of $651 thousand, or $0.05 per diluted share in the first quarter of 2013 compared with a loss from continuing operations of $104 thousand, or $0.01 per diluted share in the first quarter of 2012.

Net Income (Loss). Discontinued operations reflected a loss of $15 thousand, or $0.00 per diluted share, in the first quarter of 2013 compared with a loss of $77 thousand, or $0.00 per diluted share, in the same period in 2012. Including discontinued operations, we had net income of $636 thousand, or $0.05 per diluted share, in the first quarter of 2013 compared with a net loss of $181 thousand, or $0.01 per diluted share, in the first quarter of 2012.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 30, 2013, debt increased $2.0 million under our senior credit line and equipment financing agreements and an additional $552 thousand related to assets acquired under capitalized leases for a total increase in debt of $2.5 million. These funds of $2.5 million and an additional $2.8 million of cash provided by the change in outstanding checks in excess of cash were used to finance our operations; including $2.7 million in operating activities, $2.6 million in property, plant and equipment purchases and $204 thousand to acquire our common stock for treasury.

Working capital increased $2.9 million in the first three months of 2013. The increase was principally attributable to an increase in accounts receivable of $7.7 million from the seasonably low period in December; a period when operations and shipments are limited due to the observance of holidays yet collections of accounts receivables continue, and the stronger sales in the first quarter of 2013 compared with our fourth quarter of 2012. The working capital increase from accounts receivable was partially mitigated from an increase in accounts payables primarily as a result of an increase of $1.8 million in trade payables related to raw materials inventories and an increase in accrued expenses principally related to the change in outstanding checks in excess of cash of $2.8 million.

Capital asset acquisitions for the three months ended March 30, 2013 were $2.6 million; $2.1 million through funded debt and $528 thousand of equipment acquired under capitalized leases, while depreciation and amortization was $2.5 million. We expect capital expenditures and capital leases combined to be approximately $10 million in 2013 for normal capital expenditures while depreciation and amortization is expected to be approximately $9.6 million. Planned capital expenditures in 2013 are primarily for new equipment.

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

The senior credit facility includes certain affirmative and negative covenants that impose restrictions on our financial and business operations, including limitations on debt, liens, investments, fundamental changes in our business, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, payments and modifications of certain existing debt, future negative pledges, and changes in the nature of our business. We are also required to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability is less than $10.0 million. (See discussion of amended agreement below).

We can use the proceeds of the senior credit facility for general corporate purposes, including financing acquisitions and refinancing other indebtedness. As of March 30, 2013, the unused borrowing availability under the senior credit facility was $21.3 million.

On September 13, 2011, the Company entered into a five-year $11.1 million mortgage loan. The mortgage loan is secured by the Company's Susan Street facility and liens secondary to the senior credit facility. The mortgage loan is scheduled to mature on September 13, 2016. The mortgage loan bears interest at a variable rate equal to one month LIBOR plus 3.00% and is payable in equal monthly installments of principal of $61 thousand, plus interest calculated on the declining balance of the mortgage loan, with a final payment of $7.4 million due on maturity. (See discussion of amended agreement below).

Subsequent to the end of our first quarter of 2013, on April 1, 2013, we amended our existing credit agreement to increase the size of the revolver portion of the credit facility by $20.0 million to a maximum of $110.0 million (contingent on availability) while lowering interest rates and expanding the number of interest rate tiers. Contingent upon appraisal of the Susan Street real estate and covered fixed assets, the amended agreement provides for: an increase in the level of the availability “trigger level” to $12,100 from $10,000; extension of the term of the facility to March 2018 (from September 2016); inclusion of the appraised value of the Susan Street real estate in the borrowing base; and termination of the existing Susan Street Loan Agreement, subject also to various availability percentages, limitations, covenant and conditions.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income". This ASU eliminated the option to report other comprehensive income and its components in the statement of stockholders' equity and required the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. We adopted this ASU in December 2011 and presented the components of other comprehensive income in a separate statement following the statement of operations. In December 2011, the FASB issued ASU 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05". ASU 2011-12 deferred the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to other comprehensive income. In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". ASU 2013-02 requires us to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, we are required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. As the new standard does not change the current requirements for reporting net income or other comprehensive income in the financial statements, the adoption of this ASU did not have a material effect on our Consolidated Condensed Financial Statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210)—Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". The ASU clarifies that ordinary trade receivables are not in the scope of ASU No. 2011-11. ASU No. 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Codification or subject to a master netting arrangement or similar agreement. The effective date is the same as the effective date of ASU 2011-11. We do not expect that the adoption of these ASUs will have a material effect on our Consolidated Condensed Financial Statements.

In July 2012, the FASB issued ASU No. 2012-02, "Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, "Intangibles--Goodwill and Other, General Intangibles Other than Goodwill." Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this ASU did not have a material effect on our Consolidated Condensed Financial Statements.

In February 2013, the FASB issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date". This ASU provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. For public entities, the ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The ASU shall be applied retrospectively to all prior periods presented for those obligations within the scope of this Subtopic that exist at the beginning of an entity's fiscal year of adoption. Early adoption is permitted. We do not expect that the adoption of this ASU will have a material effect on our Consolidated Condensed Financial Statements.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk (Dollars in thousands)

Our earnings, cash flows and financial position are exposed to market risks relating to interest rates, among other factors.  It is our policy to minimize our exposure to adverse changes in interest rates and manage interest rate risks inherent in funding our Company with debt.  We address this financial exposure through a risk management program that includes maintaining a mix of fixed and floating rate debt and the use of interest rate swap agreements (See Note 11 to the Consolidated Condensed Financial Statements).

At March 30, 2013, $23,136, or approximately 27% of our total debt, was subject to floating interest rates.  A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $41.

Item 4 - Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated  the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 30, 2013, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of shares of our Common Stock during the three months ended March 30, 2013:

Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
February 2, 2013	—	$—	—
March 2, 2013	—	—	—
March 30, 2013	38,315	5.33	38,315
Three Months Ended March 30, 2013	38,315	$5.33	38,315	$4,271,411

(1)  On August 8, 2007, we announced a program to repurchase up to $10.0 million of our Common Stock.

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

THE DIXIE GROUP, INC.
(Registrant)

Date: May 3, 2013	By: /s/ JON A. FAULKNER
Jon A. Faulkner Vice President and Chief Financial Officer

Date: May 3, 2013	By: /s/ D. EUGENE LASATER
D. Eugene Lasater Controller