Form 10-Q
period 2013-06-29
DIXIE GROUP INC
filed 2013-08-07
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2013
OR

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

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer (Do not check if a smaller reporting company)	☑	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of July 22, 2013
Common Stock, $3 Par Value	12,407,029 shares
Class B Common Stock, $3 Par Value	872,562 shares
Class C Common Stock, $3 Par Value	0 shares

THE DIXIE GROUP, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands, except share data)

	June 29, 2013	December 29, 2012
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$211	$491
Receivables, net	43,085	32,469
Inventories	79,657	72,245
Deferred income taxes	5,076	5,615
Other current assets	4,956	4,235
TOTAL CURRENT ASSETS	132,985	115,055

PROPERTY, PLANT AND EQUIPMENT, NET	70,597	69,483
OTHER ASSETS	18,444	17,232
TOTAL ASSETS	$222,026	$201,770

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$20,707	$14,891
Accrued expenses	20,424	19,147
Current portion of long-term debt	3,122	4,059
TOTAL CURRENT LIABILITIES	44,253	38,097

LONG-TERM DEBT	91,505	80,166
DEFERRED INCOME TAXES	3,509	3,824
OTHER LONG-TERM LIABILITIES	15,702	15,637
TOTAL LIABILITIES	154,969	137,724

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 12,407,029 shares for 2013 and 12,173,961 shares for 2012	37,221	36,522
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 872,562 shares for 2013 and 952,784 shares for 2012	2,618	2,858
Additional paid-in capital	136,637	136,744
Accumulated deficit	(109,559)	(111,840)
Accumulated other comprehensive income (loss)	140	(238)
TOTAL STOCKHOLDERS' EQUITY	67,057	64,046
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$222,026	$201,770
See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
NET SALES	$83,617	$66,566	$159,057	$129,416
Cost of sales	61,315	50,847	118,342	97,995
GROSS PROFIT	22,302	15,719	40,715	31,421

Selling and administrative expenses	18,841	15,683	35,737	30,745
Other operating expense, net	190	76	30	96
OPERATING INCOME (LOSS)	3,271	(40)	4,948	580

Interest expense	869	762	1,864	1,488
Other (income) expense, net	11	(95)	18	(92)
Refinancing expenses	94	—	94	—
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	2,297	(707)	2,972	(816)
Income tax provision (benefit)	620	(303)	643	(308)
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,677	(404)	2,329	(508)
Loss from discontinued operations, net of tax	(32)	(29)	(47)	(106)
NET INCOME (LOSS)	$1,645	$(433)	$2,282	$(614)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.13	$(0.03)	$0.18	$(0.04)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)
Net income (loss)	$0.13	$(0.03)	$0.18	$(0.05)

BASIC SHARES OUTSTANDING	12,733	12,633	12,704	12,619

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.13	$(0.03)	$0.17	$(0.04)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)
Net income (loss)	$0.13	$(0.03)	$0.17	$(0.05)

DILUTED SHARES OUTSTANDING	12,846	12,633	12,793	12,619

DIVIDENDS PER SHARE:
Common Stock	$—	$—	$—	$—
Class B Common Stock	—	—	—	—
See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
NET INCOME (LOSS)	$1,645	$(433)	$2,282	$(614)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on interest rate swaps	235	(241)	247	(321)
Reclassification of loss into earnings from interest rate swaps	50	24	71	48
Amortization of unrealized loss on dedesignated interest rate swaps	30	73	98	147
Reclassification of net actuarial gain into earnings from postretirement benefit plans	(6)	(6)	(11)	(12)
Reclassification of prior service credits into earnings from postretirement benefit plans	(14)	(14)	(27)	(28)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	295	(164)	378	(166)

COMPREHENSIVE INCOME (LOSS)	$1,940	$(597)	$2,660	$(780)
See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED) (dollars in thousands)

	Six Months Ended
	June 29, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$2,329	$(508)
Loss from discontinued operations	(47)	(106)
Net income (loss)	2,282	(614)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,074	4,782
Provision (benefit) for deferred income taxes	(7)	(446)
Net loss on property, plant and equipment disposals	10	—
Stock-based compensation expense	491	415
Excess tax benefits from stock-based compensation	(49)	(16)
Write-off of deferred financing costs	94	—
Changes in operating assets and liabilities:
Receivables	(10,616)	(1,677)
Inventories	(7,412)	(9,001)
Other current assets	(667)	(345)
Accounts payable and accrued expenses	7,780	1,326
Other operating assets and liabilities	(566)	12
NET CASH USED IN OPERATING ACTIVITIES	(3,586)	(5,564)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(4,828)	(1,058)
NET CASH USED IN INVESTING ACTIVITIES	(4,828)	(1,058)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on revolving credit line	19,373	7,926
Payments on mortgage note payable	(10,141)	(369)
Payments on note payable related to acquisition	(398)	—
Borrowings on equipment financing	1,628	469
Payments on equipment financing	(531)	(668)
Payments on capitalized leases	(282)	(56)
Payments on notes payable	(494)	(454)
Change in outstanding checks in excess of cash	(638)	(93)
Proceeds from stock option exercises	19	—
Repurchases of Common Stock	(207)	(154)
Excess tax benefits from stock-based compensation	49	16
Payments for debt issuance costs	(244)	(53)
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,134	6,564

DECREASE IN CASH AND CASH EQUIVALENTS	(280)	(58)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	491	298
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$211	$240

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,598	$1,326
Income taxes paid, net of tax refunds	62	1,229
Assets purchased under capital leases	1,247	631
See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial statements which do not include all the information and footnotes required by such accounting principles for annual financial statements.  In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.  The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 29, 2012.  Operating results for the three and six month periods ended June 29, 2013 are not necessarily indicative of the results that may be expected for the entire 2013 year.

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

NOTE 3 - RECEIVABLES, NET

Receivables are summarized as follows:

	June 29, 2013	December 29, 2012
Customers, trade	$41,496	$31,043
Other receivables	1,775	1,642
Gross receivables	43,271	32,685
Less allowance for doubtful accounts	(186)	(216)
Net receivables	$43,085	$32,469

NOTE 4 - INVENTORIES

Inventories are summarized as follows:

	June 29, 2013	December 29, 2012
Raw materials	$26,652	$23,002
Work-in-process	15,977	13,786
Finished goods	50,957	49,251
Supplies, repair parts and other	509	470
LIFO reserve	(14,438)	(14,264)
Total inventories	$79,657	$72,245

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	June 29, 2013	December 29, 2012
Land and improvements	$7,003	$6,950
Buildings and improvement	50,444	50,293
Machinery and equipment	141,997	137,432
	199,444	194,675
Accumulated depreciation	(128,847)	(125,192)
Property, plant and equipment, net	$70,597	$69,483

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:

The components of goodwill are as follows:

	Goodwill	Accumulated Impairment Losses	Net
Balance at December 29, 2012	$1,680	$—	$1,680
Additional goodwill recognized during the period	—	—	—
Impairment losses recognized during the period	—	—	—
Other changes in the carrying amounts during the period	—	—	—
Balance at June 29, 2013	$1,680	$—	$1,680

Intangible Assets Subject to Amortization:

The following table represents the components of the Company's intangible assets:

	June 29, 2013			December 29, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$208	$(8)	$200	$208	$—	$208
Rug design coding	144	(7)	137	144	—	144
Total	$352	$(15)	$337	$352	$—	$352

Amortization expense for intangible assets is summarized as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Customer relationships	$4	$—	$8	$—
Rug design coding	3	—	7	—
Amortization expense	$7	$—	$15	$—

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	June 29, 2013	December 29, 2012
Compensation and benefits	$4,849	$5,637
Provision for customer rebates, claims and allowances	5,203	4,389
Outstanding checks in excess of cash	1,885	2,523
Other	8,487	6,598
Total accrued expenses	$20,424	$19,147

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

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Warranty reserve at beginning of period	$1,289	$1,106	$1,297	$1,219
Warranty liabilities accrued	1,054	804	1,954	1,546
Warranty liabilities settled	(947)	(760)	(1,777)	(1,627)
Changes for pre-existing warranty liabilities	170	58	92	70
Warranty reserve at end of period	$1,566	$1,208	$1,566	$1,208

NOTE 9 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	June 29, 2013	December 29, 2012
Revolving credit facility	$79,495	$60,122
Mortgage note payable	—	10,141
Obligation to Development Authority of Gordon County	4,941	5,339
Equipment notes payable	6,168	5,071
Notes payable	138	632
Capital lease obligations	3,885	2,920
Total long-term debt	94,627	84,225
Less: current portion of long-term debt	(3,122)	(4,059)
Total long-term debt, less current portion	$91,505	$80,166

Revolving Credit Facility

On April 1, 2013, the Company amended its secured senior revolving credit facility (the "amended senior credit facility"). The amended senior credit facility extends the maturity date of the facility to April 1, 2018 and provides for a maximum of $110,000 of revolving credit, subject to borrowing base availability, including limited amounts of credit in the form of letters of credit and swingline loans. The borrowing base is equal to specified percentages of the Company's eligible accounts receivable, inventories, fixed assets and real property less reserves established, from time to time, by the administrative agent under the facility.

At the Company's election, revolving loans under the amended senior credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2 or 3 month periods, as selected by the Company, plus an applicable margin of either 1.50%, 1.75% or 2.00%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate plus 1.00%, plus an applicable margin of either 0.50%, 0.75% or 1.00%. The applicable margin is determined based on availability under the amended senior credit facility with margins increasing as availability decreases. The Company also pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the senior credit facility equal to 0.375% per annum.

The amended senior credit facility includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations, including limitations on debt, liens, investments, fundamental changes in the Company's business, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, payments and modifications of certain existing debt, future negative pledges, and changes in the nature of the Company's business. The Company is also required to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability is less than $12,100.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

The Company can use the proceeds of the amended senior credit facility for general corporate purposes, including financing acquisitions and refinancing other indebtedness. As of June 29, 2013, the unused borrowing availability under the amended senior credit facility was $25,049. Subsequent to June 29, 2013, the Company made additional amendments its senior credit facility. (See Note 20)

Mortgage Note Payable

On April 1, 2013, in connection with the amended senior credit facility, the Company terminated the five-year $11,063 mortgage loan which had a balance of $9,833. The mortgage loan was secured by the Company's Susan Street real estate and liens secondary to the senior credit facility. The mortgage loan was scheduled to mature on September 13, 2016. The mortgage loan bore interest at a variable rate equal to one month LIBOR plus 3.00% and was payable in equal monthly installments of principal of $61, plus interest calculated on the declining balance of the mortgage loan, with a final payment of $7,436 due on maturity.

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

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Condensed Balance Sheets as of June 29, 2013 and December 29, 2012:

	June 29, 2013	December 29, 2012	Fair Value Hierarchy Level
Assets:
Rabbi trust (1)	$12,680	$11,894	Level 2
Interest rate swaps (2)	216	—	Level 2

Liabilities:
Interest rate swaps (2)	$625	$1,086	Level 2
Deferred compensation plan (3)	11,596	11,066	Level 1
Contingent consideration (4)	1,811	1,928	Level 3

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

(4)
As a result of the Colormaster and Crown Manufacturing acquisitions in 2012, the Company recorded contingent consideration liabilities at fair value. These fair value measurements were based on significant inputs related to future sales volumes and thus represent Level 3 measurements. Accordingly, changes in management's judgments or estimations could result in additional charges or benefits, respectively, as appropriate.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

Changes in the fair value measurements using significant unobservable inputs (Level 3) during the six months ending June 29, 2013 and June 30, 2012 were as follows:

	June 29, 2013	June 30, 2012
Beginning balance	$1,928	$—
Contingent consideration liabilities recorded at fair value at acquisition	—	—
Interest expense charged during the year	76	—
Change in fair value of contingent consideration liabilities	—	—
Settlements	(193)	—
Ending balance	$1,811	$—

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three or six months ended June 29, 2013 or June 30, 2012.

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	June 29, 2013		December 29, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$211	$211	$491	$491
Notes receivable, including current portion	282	282	307	307
Interest rate swaps	216	216	—	—
Financial liabilities:
Long-term debt and capital leases, including current portion	94,627	90,841	84,225	80,174
Interest rate swaps	625	625	1,086	1,086

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

The following is a summary of the Company's interest rate swaps as of June 29, 2013:

Type	Notional Amount	Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$10,000	October 3, 2011 through September 1, 2016	1.330%	1 Month LIBOR
Interest rate swap	$10,000	March 1, 2013 through September 1, 2016	1.620%	1 Month LIBOR
Interest rate swap	$5,000	June 1, 2013 through September 1, 2016	1.700%	1 Month LIBOR
Interest rate swap	$25,000	September 1, 2016 through September 1, 2021	3.105%	1 Month LIBOR

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

The following table summarizes the fair values of derivative instruments included in the Company's Consolidated Condensed Balance Sheets:

	Location on Consolidated Condensed Balance Sheets	Fair Value
		June 29, 2013	December 29, 2012
Asset Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Other Assets	$216	$—
Total Asset Derivatives		$216	$—

Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued Expenses	$321	$439
Interest rate swaps, long term portion	Other Long-Term Liabilities	304	647
Total Liability Derivatives		$625	$1,086

The following tables summarize the pre-tax impact of derivative instruments on the Company's financial statements:

Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$379	$(388)	$399	$(518)

Amount of Gain or (Loss) Reclassified from AOCIL on the effective portion into Income (1)(2)
	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(128)	$(156)	$(273)	$(313)

Amount of Gain or (Loss) Recognized on the ineffective portion in Income on Derivative (3)
	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$—	$—	$—	$—

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

	Amount of Gain or (Loss) Recognized in Income on Derivative (4)
	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Derivatives not designated as hedging instruments:
Interest rate swaptions	$—	$96	$—	$82

(1)	The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's Consolidated Condensed Statements of Operations.

(2)	The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to June 29, 2013 is $321.

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

NOTE 12 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers a significant portion, or approximately 75% of the Company's associates. This plan was modified in 2012 compared with prior years to include a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $292 and $0 for the three months ended June 29, 2013 and June 30, 2012, respectively and $435 and $131 for the six months ended June 29, 2013 and June 30, 2012, respectively.

Additionally, the Company sponsors a 401(K) defined contribution plan that covers those associates at one facility who are under a collective-bargaining agreement, or approximately 25% of the Company's associates. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $24 and $24 for the three months ended June 29, 2013 and June 30, 2012, respectively and $41 and $45 for the six months ended June 29, 2013 and June 30, 2012, respectively.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation.  The obligations owed to participants under this plan were $11,596 at June 29, 2013 and $11,066 at December 29, 2012 and are included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors.  The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan.  Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $12,680 at June 29, 2013 and $11,894 at December 29, 2012 and is included in other assets in the Company's Consolidated Condensed Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees.  Expenses related to the multi-employer pension plan were $69 and $63 for the three months ended June 29, 2013 and June 30, 2012, respectively and $130 and $134 for the six months ended June 29, 2013 and June 30, 2012, respectively.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

Components of net periodic benefit cost (credit) for all postretirement plans are summarized as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Service cost	$2	$2	$4	$4
Interest cost	5	6	11	12
Amortization of prior service credits	(22)	(22)	(44)	(44)
Recognized net actuarial gains	(10)	(9)	(19)	(19)
Net periodic benefit cost (credit)	$(25)	$(23)	$(48)	$(47)

Amounts contributed or expected to be contributed by the Company during the current fiscal year to its postretirement plans are not anticipated to be significantly different from amounts disclosed in the Company's 2012 Annual Report filed on Form 10-K.

NOTE 13 - INCOME TAXES

The Company's effective income tax provision (benefit) rates are based upon estimated annual income tax rates. The difference between the effective rates and the statutory rates for the six months ended June 29, 2013 was the result of the domestic manufacturing deduction used to develop the 2013 estimated tax rate and the inclusion of a $202 non-taxable settlement gain associated with a company-owned insurance policy. In addition, $157 in federal tax credits were recognized as a result of tax legislation passed in January 2013. The difference in rates for the three and six months ended June 30, 2012 was primarily due to the effect of the domestic manufacturing deduction, change in state valuation allowances and interest charges related to an IRS audit for tax years 2004 through 2009.

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

The Company's unrecognized tax benefits were $5 at June 29, 2013 and December 29, 2012.  Due to the Company's valuation allowances, such benefits, if recognized, would not significantly affect the Company's effective tax rate.  There were no significant interest or penalties accrued as of June 29, 2013 or December 29, 2012. The Company does not expect its unrecognized tax benefits to change significantly during the next twelve months.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

NOTE 14 - COMMON STOCK AND EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Basic earnings (loss) per share:
Income (loss) from continuing operations	$1,677	$(404)	$2,329	$(508)
Less: Allocation of earnings to participating securities	(68)	—	(92)	—
Income (loss) from continuing operations available to common shareholders - basic	$1,609	$(404)	$2,237	$(508)
Basic weighted-average shares outstanding (1)	12,733	12,633	12,704	12,619
Basic earnings (loss) per share - continuing operations	$0.13	$(0.03)	$0.18	$(0.04)

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to common shareholders - basic	$1,609	$(404)	$2,237	$(508)
Add: Undistributed earnings reallocated to unvested shareholders	1	—	1	—
Income (loss) from continuing operations available to common shareholders - basic	$1,610	$(404)	$2,238	$(508)

Basic weighted-average shares outstanding (1)	12,733	12,633	12,704	12,619
Effect of dilutive securities:
Stock options (2)	54	—	28	—
Directors' stock performance units (2)	59	—	61	—
Diluted weighted-average shares outstanding (1)(2)	12,846	12,633	12,793	12,619
Diluted earnings (loss) per share - continuing operations	$0.13	$(0.03)	$0.17	$(0.04)

(1)	Includes Common and Class B Common shares, less shares held in treasury, in thousands.

(2)
Because their effects are anti-dilutive, shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock at the end of the relevant period and directors' stock performance units have been excluded.  Aggregate shares excluded for the three and six months ending June 29, 2013 were 450 and 571, respectively and for the three and six months ending June 30, 2012 were 879 and 870, respectively.

NOTE 15 - STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Condensed Financial Statements.  The number of shares to be issued is determined by dividing the specified dollar value of the award by the market value per share on the grant date.  Pursuant to a policy adopted by the Compensation Committee of the Board of Directors applicable to awards granted for years 2009 through 2013, $5.00 per share will be used as the market value per share to calculate the number of shares to be issued if the market value per share is less than $5.00 per share on the grant date. The Company's stock compensation expense was $290 and $491 for the three and six months ended June 29, 2013, respectively, and $256 and $415 for the three and six months ended June 30, 2012, respectively.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

NOTE 16 - OTHER COMPREHENSIVE INCOME (LOSS)

Components of other comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps:
Before income taxes	$379	$(388)	$399	$(518)
Income taxes	144	(147)	152	(197)
Net of taxes	235	(241)	247	(321)
Reclassification of loss into earnings from interest rate swaps (1):
Before income taxes	80	39	115	77
Income taxes	30	15	44	29
Net of taxes	50	24	71	48
Amortization of unrealized loss on dedesignated interest rate swaps (1):
Before income taxes	48	117	158	236
Income taxes	18	44	60	89
Net of taxes	30	73	98	147
Reclassification of net actuarial gain into earnings from postretirement benefit plans (2):
Before income taxes	(10)	(9)	(19)	(19)
Income taxes	(4)	(3)	(8)	(7)
Net of taxes	(6)	(6)	(11)	(12)
Reclassification of prior service credits into earnings from postretirement benefit plans (2):
Before income taxes	(22)	(22)	(44)	(44)
Income taxes	(8)	(8)	(17)	(16)
Net of taxes	(14)	(14)	(27)	(28)
Other comprehensive income (loss)	$295	$(164)	$378	$(166)

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 29, 2012	$(654)	$416	$(238)
Unrealized gain (loss) on interest rate swaps, net of tax of $152	247	—	247
Reclassification of loss into earnings from interest rate swaps, net of tax of $44	71	—	71
Amortization of unrealized loss on dedesignated interest rate swaps, net of tax of $60	98	—	98
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $8	—	(11)	(11)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $17	—	(27)	(27)
Balance at June 29, 2013	$(238)	$378	$140

NOTE 17 - OTHER (INCOME) EXPENSE

Other operating (income) expense, net is summarized as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Other operating (income) expense, net:
Insurance proceeds (1)	$—	$—	$(202)	$—
Loss on property, plant and equipment disposals	—	—	10	—
Retirement expenses	80	53	119	136
Miscellaneous (income) expense	110	23	103	(40)
Other operating (income) expense, net	$190	$76	$30	$96

(1)	The Company recognized a settlement gain of $202 from a company-owned insurance policy during the six months ending June 29, 2013.

Other (income) expense, net is summarized as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Other (income) expense, net:
(Gain) loss on non-hedged swaptions	$—	$(96)	$—	$(82)
Miscellaneous (income) expense	11	1	18	(10)
Other (income) expense, net	$11	$(95)	$18	$(92)

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

Discontinued operations are summarized as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Loss from discontinued operations:
Workers' compensation costs	$(15)	$(16)	$(27)	$(33)
Environmental remediation costs	(31)	(35)	(40)	(125)
Loss from discontinued operations, before taxes	(46)	(51)	(67)	(158)
Income tax benefit	(14)	(22)	(20)	(52)
Loss from discontinued operations, net of tax	$(32)	$(29)	$(47)	$(106)

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

Environmental Remediation

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has ongoing obligations at five previously owned sites that were associated with its discontinued textile businesses. Each of these sites contains relatively low levels of ground or ground water contaminants. Each site has a Corrective Action Plan ("CAP") with the applicable authoritative state regulatory body responsible for oversight for environmental compliance and the Company contracts with third party qualified environmental specialists for related remediation, monitoring and reporting for each location. The CAP for four of these sites involves natural attenuation (degradation of the contaminants through naturally occurring events) over periods currently estimated at 10 to 20 years and the CAP on the remaining site involves a pump and treat remediation process, currently estimated to remediate over a period of 25 years. Additionally, the Company has an environmental liability related to the property of a facility and related business that was sold in 2004. The CAP, involving an oxidation-based remediation plan, was approved in 2010 and is currently estimated to remediate over a 7 year period beginning in 2010. The Company has an accrual for environmental remediation obligations of $1,838 as of June 29, 2013 and December 29, 2012. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from our estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

NOTE 20 - SUBSEQUENT EVENTS

On June 30, 2013, the Company acquired Robertex Associates, Inc. ("Robertex") from Robert P. Rothman. The Company acquired all the outstanding shares of capital stock of Robertex for an aggregate purchase price of $6,262, plus additional consideration contingent upon growth in gross margins of selected products for five years subsequent to the acquisition. In addition, the purchase price may be adjusted for the difference between the final net working capital and the target net working capital. Robertex produces wool floorcovering products under its Robertex and Carousel brands.

On July 1, 2013, in connection with the acquisition of Robertex, the Company entered into a Fourth Amendment to its senior credit facility to include the relevant assets in its borrowing base, as well as, allow for a $4,000 seller-financed note within the Robertex securities purchase agreement.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

On July 30, 2013, the Company entered into a Fifth Amendment to its senior credit facility. The amendment increases the size of the revolver portion of the credit facility by $20,000 to a maximum of $130,000 (contingent on availability). In addition, the amendment provides for an increase in the fixed asset and real property borrowing bases, an increase in the level of the availability “trigger level” (as defined therein) to $14,440 from $12,100, and extends the term of the facility to August 1, 2018.

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

OVERVIEW

We believe our business, driven more by resale and remodeling of existing homes and commercial facilities, has been positively affected by this overall economic improvement during 2012 and thus far in 2013. While our business was more deeply affected by the economic crisis during 2008 through 2011 timeframe as it reached the higher end markets where our business is concentrated, we believe our position in the upper end of the markets has permitted us to benefit from improved conditions and will allow us to take advantage of further anticipated growth in the upper-end markets as it occurs.

Several strategic and tactical initiatives begun in 2012 have enhanced our future prospects and, we believe, will allow us to return to what we believe will be sustained growth and profitability. These items, further discussed below, include investment in the development of new products based on recently developed yarn systems, the acquisition of a continuous dyeing facility in North Georgia, the acquisition of specialized wool rug tufting equipment and its related business, realignment of certain of our broadloom tufting technologies from Atmore, Alabama into our North Georgia Eton facility, an opportunistic purchase of certain products from an industry competitor to incorporate into our product line and changes in both manufacturing and commercial business management. We also completed another strategic acquisition subsequent to our second quarter of 2013 (see discussion below).

We have taken advantage of several opportunities to invest in products we believe will further differentiate us from the competition. We have access to two new yarn systems that provide exceptional softness and colorfastness qualities. In addition, we have developed a new "permaset process" for wool which we believe will allow our designer customers the broadest possible choice of colorations. As a result, during 2012 and continuing into 2013, we invested at an increased rate in sampling initiatives related to these product offerings as compared to the same periods in the prior year. We have seen positive acceptance of our products as we moved into 2013.

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

In November 2012, we acquired a continuous carpet dyeing facility in Calhoun, Georgia. The acquisition of this dyeing operation is allowing us to transition certain of our products from our beck dyeing operation in Atmore, Alabama and from other third party commission continuous dyeing operations located in North Georgia. We believe this will allow us to achieve significant cost reductions in the dyeing process and support future growth. Subsequent to this acquisition and continuing through our first quarter of 2013, we have incurred incremental costs as we continue to align and upgrade the equipment and processes which will accommodate our product mix and provide for a significant increase in volume.

In late November 2012, we acquired certain specialized wool rug tufting equipment and its associated business. During the first quarter of 2013, we completed the relocation of the acquired equipment to our facility in Santa Ana, California and are in the process of supplementing our capacity with additional new equipment. The acquisition is expected to significantly reduce our cost by producing these goods in-house and should allow us to further access and develop other markets and support what we believe to be good growth potential in markets we currently serve.

On June 30, 2013, we completed the acquisition of Robertex Associates, LLC, a high-end manufacturer of specialty wool floorcovering products marketed under the names of “Robertex” and “Carousel”. This acquisition will allow us to strengthen our position in our wool product line. We have seen strong growth in this product line, although, the market appeals to a more select customer base. The purchase price of the acquisition was approximately $6.3 million, plus an amount to be determined based on a change in working capital against a benchmark amount and additional consideration contingent upon growth in gross margins of selected products for five years subsequent to the acquisition.

RESULTS OF OPERATIONS

The following table sets forth certain elements of our continuing operating results as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.3%	76.4%	74.4%	75.7%
Gross profit	26.7%	23.6%	25.6%	24.3%
Selling and administrative expense	22.6%	23.6%	22.5%	23.8%
Other operating expense, net	0.2%	0.1%	0.0%	0.1%
Operating income (loss)	3.9%	(0.1)%	3.1%	0.4%

Net Sales. Net sales for the quarter ended June 29, 2013 were $83.6 million compared with net sales of $66.6 million for the year-earlier quarter, or an increase 25.6%. Net sales in the first six months of 2013 were $159.1 million compared with net sales of $129.4 million in the first six months of 2012, an increase of 22.9.%. In the second quarter of 2013, residential carpet sales reflected an increase of 26.6% and net sales of commercial carpet increased 20.6% compared with the second quarter of 2012. Residential carpet sales increased 24.0% and commercial net sales increased 16.7% in the first six months of 2013 compared with the first six months of 2012. Our residential sales in the second quarter and first six months of 2013, compared with the prior-year period, included increased sales in our higher-end channels and our mass merchant channels of distribution. Our commercial business is more heavily concentrated in specified project-oriented business which, we believe, was positively affected by general economic improvements in the quarterly and year-to-date periods in 2013 compared with the prior year periods in 2012. Additionally, we believe we have been positively affected by new products and marketing initiatives implemented by new leadership in our commercial business in late 2012.

Cost of Sales. Cost of sales as a percentage of net sales was 73.3% in the second quarter of 2013 compared with 76.4% in the second quarter of 2012. Cost of sales was 74.4% in the first six months of 2013 compared with 75.7% in the first six months of 2012. The decrease in cost of sales as a percentage of sales in both the second quarter and first six months of 2013 compared with the prior year periods is primarily a result of the effect of increased production volumes on fixed costs. The second quarter and first six months of 2013 were positively affected compared to the prior-year periods due to the tufting production realignment to our Eton facility. We have seen benefit from operational efficiency related to the acquisition of the Colormaster continuous dyeing facility in late 2012, although we have incurred certain incremental costs related to start-up of the facility and certain start-up costs related to acquisition of specialized tufting equipment at our Susan Street facility in late 2012. The second quarter and first six months of 2012 included the effects of costs incurred related to the Eton machinery realignments as well as higher expenses due to the development of carpet products incorporating new fibers.

Gross Profit. Gross profit dollars increased $6.6 million in the second quarter of 2013 compared with the second quarter 2012 and increased $9.3 million in the first six months of 2013 compared with the same period in 2012 primarily reflecting the effects of the increased sales volume and improved costs from operational efficiencies.

Selling and Administrative Expenses. Selling and administrative expenses decreased 1.0% as a percentage of sales in the second quarter of 2013 compared with the same period in 2012 and decreased 1.3% as a percent of sales in the first six months of 2013 compared with the first six months of 2012. The lower selling and administrative expenses as a percentage of sales is primarily a result of the effect of the fixed component of these costs on higher levels of sales in the second quarter and first six months of 2013 compared with the prior-year periods.

Other Operating Expense, Net. Other operating expense was $190 thousand in the second quarter of 2013 compared with expense of $76 thousand in the prior-year period. The increase in expense was primarily a result of costs associated with certain retirement related expenses and an expense related to a supplier bankruptcy. Other operating expense was $30 thousand in the first six months of 2013 and $96 thousand in the first six months of 2012. The six months of 2013 included a gain of $202 thousand related to settlement of a company-owned insurance policy, net of the higher incremental costs in the second quarter of 2013 discussed above.

Operating Income (Loss). We reported operating income of $3.3 million in the second quarter of 2013 compared with an operating loss of $40 thousand in the second quarter of 2012. Operating income was $4.9 million in the first six months of 2013 compared with operating income of $580 thousand in the first six months of 2012. Operating results in the 2013 reporting periods were positively affected by the higher sales volume and operational improvements, net of incremental start-up related costs associated with the acquisitions in late 2012. Results in the 2012 periods were negatively affected by incremental equipment relocation expenses and increased sample costs related to a higher level of sales.

Interest Expense. Interest expense increased $107 thousand in the second quarter of 2013 and $376 thousand for the first six months of 2013, respectively compared with the same periods in 2012. The increases are principally a result of higher levels of debt in the 2013 periods primarily as a result of debt incurred for the acquisition of the Colormaster continuous dyeing facility in the latter part of 2012 and increases in working capital to support the higher levels of business activity.

Other (Income) Expense, Net. Other income in the second quarter and first six months of 2013 was not significant while other income in the second quarter and first six months of 2012 included a gain of $96 thousand from a non-hedged financial debt instrument.

Income Tax Provision (Benefit). Our effective income tax rates are based upon estimated annual tax rates. Our effective income tax provision rate was 27.0% in the second quarter of 2013 and 21.6% for the first six months of 2013. The effective tax rates in the second quarter and first six months of 2013 differed from statutory rates primarily due to the effect of the current year estimate of federal credits, the domestic manufacturing deduction and the reversal of certain state valuation allowances. Additionally, the effective tax rate for the first six months of 2013 included the recognition of certain 2012 federal tax credits required to be recognized in the first quarter of 2013 and the effects of a non-taxable settlement gain related to company-owned insurance in the first quarter of 2013. Our effective income tax benefit rate was 42.9% in the second quarter of 2012 and 37.7% for the first six months of 2012. The effective tax rates in the second quarter and first six months of 2012 differed from statutory rates primarily as a result of the estimated effects of certain manufacturing related tax deductions, changes in state valuation allowances, and the adjustment of deferred taxes. The 2012 periods additionally included interest related to the settlement of an IRS audit.

Income (Loss) from Continuing Operations. We had income from continuing operations of $1.7 million, or $0.13 per diluted share, in the second quarter of 2013 compared with a loss from continuing operations of $404 thousand, or $0.03 per diluted share, in the second quarter of 2012. Continuing operations reflected income of $2.3 million, or $0.17 per diluted share, for the first six months of 2013 compared with a loss from continuing operations of $508 thousand, or $0.04 per diluted share, in the first six months of 2012.

Net Income (Loss). Discontinued operations reflected a loss of $32 thousand, or $0.00 per diluted share, in the second quarter of 2013 compared with a loss of $29 thousand, or $0.00 per diluted share, in the same period in 2012. Discontinued operations reflected a loss of $47 thousand, or $0.00 per diluted share, in first the first six months of 2013 compared with a loss of $106 thousand, or $0.01 per diluted share, in the first six months of 2012. Including discontinued operations, we had net income of $1.6 million, or $0.13 per diluted share, in the second quarter of 2013 compared with a net loss of $433 thousand, or $0.03 per diluted share, in the second quarter of 2012.The first six months of 2013 reflected net income of $2.3 million, or $0.17 per diluted share, compared with a net loss of $614 thousand, or $0.05 per diluted share, in the comparable six month period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 29, 2013, debt increased $9.2 million under our senior credit line and other financing agreements and an additional $1.2 million related to assets acquired under capitalized leases for a total increase in debt of $10.4 million. The funded debt increase of $9.2 million was used to finance our operations, including $3.6 million in operating activities, $4.8 million in property, plant and equipment purchases, $638 thousand to fund outstanding checks, $207 thousand to acquire our common stock for treasury and $244 thousand related to debt issuance costs.

Working capital increased $11.8 million in the first six months of 2013. The increase was principally attributable to an increase in accounts receivable of $10.6 million from the seasonably low period in December, a period when operations and shipments are limited due to the observance of holidays yet collections of accounts receivables continue, and the stronger sales in the second quarter of 2013 compared with our fourth quarter of 2012. Also, inventories increased $7.4 million primarily to support the higher levels of business. The working capital increase from accounts receivable and inventories was partially mitigated by an increase in accounts payable of $5.8 million primarily as a result of an increase in trade payables related to an increase in raw materials inventories.

Capital asset acquisitions for the six months ended June 29, 2013 were $6.0 million, including $4.8 million through funded debt and $1.2 million of equipment acquired under capitalized leases, while depreciation and amortization was $5.1 million. We expect capital expenditures and capital leases combined to be approximately $13.5 million in 2013 for normal capital expenditures while depreciation and amortization is expected to be approximately $10.2 million. Planned capital expenditures in 2013 are primarily for production related equipment.

Debt Facilities

On April 1, 2013, we amended our secured senior revolving credit facility (the "amended senior credit facility"). The amended senior credit facility extends the maturity date of the facility to April 1, 2018 and provides for a maximum of $110.0 million of revolving credit, subject to borrowing base availability, including limited amounts of credit in the form of letters of credit and swingline loans. The borrowing base is equal to specified percentages of our eligible accounts receivable, inventories, fixed assets and real property less reserves established, from time to time, by the administrative agent under the facility.

At our election, revolving loans under the amended senior credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2 or 3 month periods, as we select, plus an applicable margin of either 1.50%, 1.75% or 2.00%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate plus 1.00%, plus an applicable margin of either 0.50%, 0.75% or 1.00%. The applicable margin is determined based on availability under the amended senior credit facility with margins increasing as availability decreases. We also pay an unused line fee on the average amount by which the aggregate commitments exceed utilization of the senior credit facility equal to 0.375% per annum.

The amended senior credit facility includes certain affirmative and negative covenants that impose restrictions on our financial and business operations, including limitations on debt, liens, investments, fundamental changes in our business, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, payments and modifications of certain existing debt, future negative pledges, and changes in the nature of our business. We are also required to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability is less than $12.1 million.

We can use the proceeds of the amended senior credit facility for general corporate purposes, including financing acquisitions and refinancing other indebtedness. As of June 29, 2013, the unused borrowing availability under the amended senior credit facility was $25.0 million.

On April 1, 2013, in connection with the amended senior credit facility, we terminated our five-year $11.1 million mortgage loan which had a balance of $9.8 million. The mortgage loan was secured by our Susan Street real estate and liens secondary to the senior credit facility. The mortgage loan was scheduled to mature on September 13, 2016. The mortgage loan bore interest at a variable rate equal to one month LIBOR plus 3.00% and was payable in equal monthly installments of principal of $61 thousand, plus interest calculated on the declining balance of the mortgage loan, with a final payment of $7.4 million due on maturity.

On July 1, 2013, in connection with the acquisition of Robertex, we entered into a Fourth Amendment to our senior credit facility to include the relevant assets in our borrowing base, as well as, allow for a $4,000 seller-financed note within the Robertex securities purchase agreement.

On July 30, 2013, we entered into a Fifth Amendment to our senior credit facility. The amendment increases the size of the revolver portion of the credit facility by $20,000 to a maximum of $130,000 (contingent on availability). In addition, the amendment provides for an increase in the fixed asset and real property borrowing bases, an increase in the level of the availability “trigger level” (as defined therein) to $14,440 from $12,100, and extends the term of the facility to August 1, 2018.

Income Taxes

We have undertaken initiatives to assess and quantify research and development costs related federal tax credits. Additionally, we are assessing the numerous factors, including current and future earnings assumptions by taxing jurisdictions, to determine if and to what degree, previously established state income tax valuation reserves may need to be reversed. We expect to conclude our analysis in the last half of 2013 that could result in the recognition of tax credits or the reversal of some portion of the tax valuation reserves.

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

At June 29, 2013, $54,495, or approximately 58% of our total debt, was subject to floating interest rates.  A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $79.

Item 4 - Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated  the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 29, 2013, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of shares of our Common Stock during the three months ended June 29, 2013:

Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
May 4, 2013	500	$5.90	500
June 1, 2013	—	—	—
June 29, 2013	—	—	—
Three Months Ended June 29, 2013	500	$5.90	500	$4,268,461

(1)  On August 8, 2007, we announced a program to repurchase up to $10.0 million of our Common Stock.

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - Mine Safety Disclosures
Not Applicable.

Item 5 - Other Information
None.

Item 6 - Exhibits

(a.)	Exhibits

10.1
Fifth Amendment to Credit Agreement dated as of July 30, 2013, by and among The Dixie Group, Inc. certain of its subsidiaries and Wells Fargo Capital Finance, LLC, as Agent and the persons identified as Lenders therein.

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

THE DIXIE GROUP, INC.
(Registrant)

Date: August 7, 2013	By: /s/ JON A. FAULKNER
Jon A. Faulkner Vice President and Chief Financial Officer

Date: August 7, 2013	By: /s/ D. EUGENE LASATER
D. Eugene Lasater Controller