Form 10-Q
period 2013-09-28
DIXIE GROUP INC
filed 2013-11-06
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2013
OR

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

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer (Do not check if a smaller reporting company)	☑	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of October 21, 2013
Common Stock, $3 Par Value	12,429,669 shares
Class B Common Stock, $3 Par Value	872,562 shares
Class C Common Stock, $3 Par Value	0 shares

THE DIXIE GROUP, INC.

PART I. FINANCIAL INFORMATION		Page

Item 1.	Financial Statements	3
	Consolidated Condensed Balance Sheets - September 28, 2013 (Unaudited) and December 29, 2012	3
	Consolidated Condensed Statements of Operations - Three and Nine Months Ended September 28, 2013 (Unaudited) and September 29, 2012 (Unaudited)	4
	Consolidated Condensed Statements of Comprehensive Income (Loss) - Three and Nine Months Ended September 28, 2013 (Unaudited) and September 29, 2012 (Unaudited)	5
	Consolidated Condensed Statements of Cash Flows - Nine Months Ended September 28, 2013 (Unaudited) and September 29, 2012 (Unaudited)	6
	Notes to Consolidated Condensed Financial Statements (Unaudited)	8
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other information	31
Item 6.	Exhibits	31

	Signatures	32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands, except share data)

	September 28, 2013	December 29, 2012
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$590	$491
Receivables, net	48,157	32,469
Inventories	90,470	72,245
Deferred income taxes	6,678	5,615
Other current assets	5,269	4,235
TOTAL CURRENT ASSETS	151,164	115,055

PROPERTY, PLANT AND EQUIPMENT, NET	74,269	69,483
OTHER ASSETS	23,836	17,232
TOTAL ASSETS	$249,269	$201,770

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$26,538	$14,891
Accrued expenses	23,831	19,147
Current portion of long-term debt	4,259	4,059
TOTAL CURRENT LIABILITIES	54,628	38,097

LONG-TERM DEBT	102,751	80,166
DEFERRED INCOME TAXES	4,591	3,824
OTHER LONG-TERM LIABILITIES	18,840	15,637
TOTAL LIABILITIES	180,810	137,724

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 12,429,669 shares for 2013 and 12,173,961 shares for 2012	37,289	36,522
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 872,562 shares for 2013 and 952,784 shares for 2012	2,618	2,858
Additional paid-in capital	136,945	136,744
Accumulated deficit	(108,147)	(111,840)
Accumulated other comprehensive income (loss)	(246)	(238)
TOTAL STOCKHOLDERS' EQUITY	68,459	64,046
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$249,269	$201,770

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
NET SALES	$90,210	$65,822	$249,267	$195,238
Cost of sales	68,110	49,265	186,453	147,260
GROSS PROFIT	22,100	16,557	62,814	47,978

Selling and administrative expenses	20,228	15,785	55,964	46,530
Other operating (income) expense, net	42	(48)	72	48
OPERATING INCOME	1,830	820	6,778	1,400

Interest expense	896	781	2,760	2,270
Other (income) expense, net	3	(189)	21	(281)
Refinancing expenses	—	—	94	—
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	931	228	3,903	(589)
Income tax provision (benefit)	(501)	(41)	142	(349)
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,432	269	3,761	(240)
Loss from discontinued operations, net of tax	(20)	(167)	(67)	(272)
NET INCOME (LOSS)	$1,412	$102	$3,694	$(512)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.11	$0.02	$0.28	$(0.02)
Discontinued operations	(0.00)	(0.01)	(0.01)	(0.02)
Net income (loss)	$0.11	$0.01	$0.27	$(0.04)

BASIC SHARES OUTSTANDING	12,760	12,650	12,722	12,630

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.11	$0.02	$0.28	$(0.02)
Discontinued operations	(0.00)	(0.01)	(0.01)	(0.02)
Net income (loss)	$0.11	$0.01	$0.27	$(0.04)

DILUTED SHARES OUTSTANDING	12,899	12,713	12,828	12,630

DIVIDENDS PER SHARE:
Common Stock	$—	$—	$—	$—
Class B Common Stock	—	—	—	—

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
NET INCOME (LOSS)	$1,412	$102	$3,694	$(512)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized loss on interest rate swaps	(418)	(142)	(171)	(465)
Reclassification of loss into earnings from interest rate swaps	52	23	124	71
Amortization of unrealized loss on dedesignated interest rate swaps	—	73	98	219
Reclassification of net actuarial gain into earnings from postretirement benefit plans	(6)	(6)	(18)	(17)
Reclassification of prior service credits into earnings from postretirement benefit plans	(14)	(14)	(41)	(40)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(386)	(66)	(8)	(232)

COMPREHENSIVE INCOME (LOSS)	$1,026	$36	$3,686	$(744)

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Nine Months Ended
	September 28, 2013	September 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$3,761	$(240)
Loss from discontinued operations	(67)	(272)
Net income (loss)	3,694	(512)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,821	7,137
Provision (benefit) for deferred income taxes	(291)	(546)
Net gain on property, plant and equipment disposals	—	(186)
Stock-based compensation expense	669	750
Excess tax benefits from stock-based compensation	(126)	—
Write-off of deferred financing costs	94	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(15,573)	(2,817)
Inventories	(16,283)	(7,052)
Other current assets	(979)	(1,725)
Accounts payable and accrued expenses	16,479	943
Other operating assets and liabilities	(381)	(267)
NET CASH USED IN OPERATING ACTIVITIES	(4,876)	(4,275)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	13	186
Purchase of property, plant and equipment	(8,738)	(1,987)
Net cash paid in business acquisitions	(2,170)	—
NET CASH USED IN INVESTING ACTIVITIES	(10,895)	(1,801)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on revolving credit line	25,814	6,002
Payments on mortgage note payable	(10,141)	(553)
Payments on note payable related to acquisition	(623)	—
Borrowings on equipment financing	4,128	2,503
Payments on equipment financing	(836)	(1,002)
Payments on capitalized leases	(461)	(95)
Borrowings on notes payable	—	795
Payments on notes payable	(632)	(583)
Change in outstanding checks in excess of cash	(1,051)	(923)
Proceeds from stock option exercises	141	—
Repurchases of Common Stock	(207)	(199)
Excess tax benefits from stock-based compensation	126	—
Payments for debt issuance costs	(388)	(53)
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,870	5,892

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	99	(184)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	491	298
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$590	$114

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,308	$2,042
Income taxes paid, net of tax refunds	35	1,315
Assets purchased under capital leases	1,787	631
Fair value of assets acquired in acquisition, net of cash received	8,391	—
Liabilities assumed in acquisition	(836)	—
Note payable related to acquisition	(3,749)	—
Accrued consideration related to acquisition	(1,636)	—

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial statements which do not include all the information and footnotes required by such accounting principles for annual financial statements.  In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.  The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 29, 2012.  Operating results for the three and nine month periods ended September 28, 2013 are not necessarily indicative of the results that may be expected for the entire 2013 year.

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

In July 2013, the FASB issued ASU No. 2013-10, "Derivatives and Hedging (Topic 815) - Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes". This ASU allows the use of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a benchmark interest rate for hedge accounting purposes in addition to interest rates on direct Treasury obligations of the United States government and LIBOR. In addition, the ASU removes the restriction on using different benchmark rates for similar hedges. The ASU became effective on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this ASU did not have a material effect on the Company's Consolidated Condensed Financial Statements.

In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". This ASU requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. This ASU is effective for annual and interim periods beginning after December 15, 2013, with early adoption permitted. The Company does not expect that the adoption of this ASU will have a material effect on the Company's Consolidated Condensed Financial Statements.

NOTE 3 - RECEIVABLES, NET

Receivables are summarized as follows:

	September 28, 2013	December 29, 2012
Customers, trade	$46,293	$31,043
Other receivables	2,062	1,642
Gross receivables	48,355	32,685
Less allowance for doubtful accounts	(198)	(216)
Net receivables	$48,157	$32,469

NOTE 4 - INVENTORIES

Inventories are summarized as follows:

	September 28, 2013	December 29, 2012
Raw materials	$30,830	$23,002
Work-in-process	18,739	13,786
Finished goods	54,445	49,251
Supplies, repair parts and other	567	470
LIFO reserve	(14,111)	(14,264)
Total inventories	$90,470	$72,245

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	September 28, 2013	December 29, 2012
Land and improvements	$7,071	$6,950
Buildings and improvement	50,519	50,293
Machinery and equipment	147,807	137,432
	205,397	194,675
Accumulated depreciation	(131,128)	(125,192)
Property, plant and equipment, net	$74,269	$69,483

NOTE 6 - ACQUISITIONS

On June 30, 2013, the Company acquired Robertex Associates, Inc. ("Robertex") from Robert P. Rothman. The Company acquired all the outstanding shares of capital stock of Robertex for an aggregate purchase price of $7,663, which included cash, a seller-financed note, deferred payments and an accrued contingent liability. The seller-financed note consists of five annual payments of principal and interest. The deferred payment is payable in five equal annual installments and the accrued contingent liability is payable in five annual payments based upon incremental growth in gross margins of selected products for five years subsequent to the acquisition. The Company has incurred direct incremental costs of approximately $257 related to this acquisition. These incremental costs are classified in selling and administrative expenses in the Company's Consolidated Condensed Statements of Operations.

This acquisition is designed to increase the Company's market share in the wool markets it currently serves. Robertex produces wool floorcovering products under its Robertex and Carousel brands.

The purchase price consideration was as follows:

Cash paid	$2,278
Seller-financed note	3,749
Deferred payments to seller	205
Contingent consideration	1,431
Total purchase price	$7,663

The acquisition has been accounted for as a business combination which requires, among other things, that assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The acquisition did not represent a material business combination. The following table summarizes the preliminary estimates of fair values of the assets acquired and liabilities assumed as of June 30, 2013 based on the preliminary purchase price allocation. The Company is in the process of validating and refining the assumptions and estimates required in establishing the fair values of the identifiable assets and liabilities. The final purchase price allocation may differ from the preliminary amounts disclosed below. The components of the preliminary purchase price allocation consisted of the following:

Cash	$108
Accounts receivable	115
Inventory	1,942
Other current assets	1
Property, plant and equipment	1,863
Definite-lived intangible assets	2,222
Goodwill	2,248
Accounts payable	(643)
Accrued expenses	(193)
Total purchase price	$7,663

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill:

The components of goodwill are as follows:

	Goodwill	Accumulated Impairment Losses	Net
Balance at December 29, 2012	$1,680	$—	$1,680
Additional goodwill recognized during the period (1)	2,248	—	2,248
Impairment losses recognized during the period	—	—	—
Other changes in the carrying amounts during the period	—	—	—
Balance at September 28, 2013	$3,928	$—	$3,928

(1) Represents goodwill related to the Robertex Associates, Inc. acquisition as discussed in Note 6.

Intangible Assets Subject to Amortization:

The following table represents the components of the Company's intangible assets:

	September 28, 2013			December 29, 2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$1,062	$(24)	$1,038	$208	$—	$208
Rug design coding	144	(11)	133	144	—	144
Trade Names	1,368	(17)	1,351	—	—	—
Total	$2,574	$(52)	$2,522	$352	$—	$352

Amortization expense for intangible assets is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Customer relationships	$16	$—	$24	$—
Rug design coding	4	—	11	—
Trade Names	17	—	17	—
Amortization expense	$37	$—	$52	$—

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	September 28, 2013	December 29, 2012
Compensation and benefits	$7,647	$5,637
Provision for customer rebates, claims and allowances	5,766	4,389
Advanced customer deposits	2,801	1,828
Outstanding checks in excess of cash	1,472	2,523
Other	6,145	4,770
Total accrued expenses	$23,831	$19,147

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

NOTE 9 - PRODUCT WARRANTY RESERVES

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

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Warranty reserve at beginning of period	$1,566	$1,208	$1,297	$1,219
Warranty liabilities accrued	1,225	803	3,179	2,349
Warranty liabilities settled	(1,111)	(740)	(2,888)	(2,367)
Changes for pre-existing warranty liabilities	40	(50)	132	20
Warranty reserve at end of period	$1,720	$1,221	$1,720	$1,221

NOTE 10 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	September 28, 2013	December 29, 2012
Revolving credit facility	$85,936	$60,122
Mortgage note payable	—	10,141
Obligation to Development Authority of Gordon County	4,696	5,339
Note payable - Robertex acquisition	3,769	—
Equipment notes payable	8,364	5,071
Notes payable	—	632
Capital lease obligations	4,245	2,920
Total long-term debt	107,010	84,225
Less: current portion of long-term debt	(4,259)	(4,059)
Total long-term debt, less current portion	$102,751	$80,166

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

On July 1, 2013, in connection with the acquisition of Robertex, the Company entered into a Fourth Amendment to its senior credit facility to include the relevant assets in the Company's borrowing base, as well as, allow for the seller-financed note within the Robertex securities purchase agreement.

On July 30, 2013, the Company entered into a Fifth Amendment to its senior credit facility. The amendment increased the size of the revolver portion of the credit facility by $20,000 to a maximum of $130,000 (contingent on availability). In addition, the amendment provided for an increase in the fixed asset and real property borrowing bases, an increase in the level of the availability “trigger level” to $14,440 from $12,100, and extended the term of the facility to August 1, 2018.

The Company can use the proceeds of the amended senior credit facility for general corporate purposes, including financing acquisitions and refinancing other indebtedness. As of September 28, 2013, the unused borrowing availability under the amended senior credit facility was $26,374.

Mortgage Note Payable

On April 1, 2013, in connection with the amended senior credit facility, the Company terminated the five-year $11,063 mortgage loan which had a balance of $9,833. The mortgage loan was secured by the Company's Susan Street real estate and liens secondary to the senior credit facility. The mortgage loan was scheduled to mature on September 13, 2016. Prior to the termination, the mortgage loan bore interest at a variable rate equal to one month LIBOR plus 3.00% and was payable in equal monthly installments of principal of $61, plus interest calculated on the declining balance of the mortgage loan, with a final payment of $7,436 due on maturity.

NOTE 11 - FAIR VALUE MEASUREMENTS

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

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Condensed Balance Sheets as of September 28, 2013 and December 29, 2012:

	September 28, 2013	December 29, 2012	Fair Value Hierarchy Level
Assets:
Rabbi trust (1)	$13,475	$11,894	Level 2
Interest rate swaps (2)	209	—	Level 2

Liabilities:
Interest rate swaps (2)	$1,206	$1,086	Level 2
Deferred compensation plan (3)	12,433	11,066	Level 1
Contingent consideration (4)	3,211	1,928	Level 3

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

(4)
As a result of acquisitions in 2013 and 2012, the Company recorded contingent consideration liabilities at fair value. These fair value measurements were based on significant inputs related to future sales volumes in the Crown Rug and Colormaster acquisitions and incremental growth in gross margins of selected products of the Company in the Robertex acquisition and thus represent Level 3 measurements. Accordingly, changes in management's judgments or estimations could result in additional charges or benefits, respectively, as appropriate.

Changes in the fair value measurements using significant unobservable inputs (Level 3) during the nine months ending September 28, 2013 and September 29, 2012 were as follows:

	September 28, 2013	September 29, 2012
Beginning balance	$1,928	$—
Contingent consideration liabilities recorded at fair value at acquisition	1,431	—
Change in fair value of contingent consideration liabilities	102	—
Settlements	(250)	—
Ending balance	$3,211	$—

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three or nine months ended September 28, 2013 or September 29, 2012.

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	September 28, 2013		December 29, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$590	$590	$491	$491
Notes receivable, including current portion	282	282	307	307
Interest rate swaps	209	209	—	—
Financial liabilities:
Long-term debt and capital leases, including current portion	107,010	102,090	84,225	80,174
Interest rate swaps	1,206	1,206	1,086	1,086

The fair values of the Company's long-term debt and capital leases were estimated using market rates the Company believes would be available for similar types of financial instruments and represent level 2 measurements.  The fair values of cash and cash equivalents and notes receivable approximate their carrying amounts due to the short-term nature of the financial instruments.

NOTE 12 - DERIVATIVES

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

The following is a summary of the Company's interest rate swaps as of September 28, 2013:

Type	Notional Amount	Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$10,000	October 3, 2011 through September 1, 2016	1.330%	1 Month LIBOR
Interest rate swap	$10,000	March 1, 2013 through September 1, 2016	1.620%	1 Month LIBOR
Interest rate swap	$5,000	June 1, 2013 through September 1, 2016	1.700%	1 Month LIBOR
Interest rate swap	$25,000	September 1, 2016 through September 1, 2021	3.105%	1 Month LIBOR
Interest rate swap	$25,000	September 1, 2015 through September 1, 2021	3.304%	1 Month LIBOR

The following table summarizes the fair values of derivative instruments included in the Company's Consolidated Condensed Balance Sheets:

	Location on Consolidated Condensed Balance Sheets	Fair Value
		September 28, 2013	December 29, 2012
Asset Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Other Assets	$209	$—
Total Asset Derivatives		$209	$—

Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued Expenses	$327	$439
Interest rate swaps, long term portion	Other Long-Term Liabilities	879	647
Total Liability Derivatives		$1,206	$1,086

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

The following tables summarize the pre-tax impact of derivative instruments on the Company's financial statements:

Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(674)	$(230)	$(275)	$(748)

Amount of Gain or (Loss) Reclassified from AOCIL on the effective portion into Income (1)(2)
	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(84)	$(155)	$(357)	$(467)

Amount of Gain or (Loss) Recognized on the ineffective portion in Income on Derivative (3)
	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$—	$—	$—	$—

	Amount of Gain or (Loss) Recognized in Income on Derivative (4)
	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Derivatives not designated as hedging instruments:
Interest rate swaptions	$—	$5	$—	$87

(1)	The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's Consolidated Condensed Statements of Operations.

(2)	The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to September 28, 2013 is $327.

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

NOTE 13 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers a significant portion, or approximately 75% of the Company's associates. This plan was modified in 2012 to include a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $246 and $51 for the three months ended September 28, 2013 and September 29, 2012, respectively and $681 and $182 for the nine months ended September 28, 2013 and September 29, 2012, respectively.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

Additionally, the Company sponsors a 401(K) defined contribution plan that covers those associates at one facility who are under a collective-bargaining agreement, or approximately 25% of the Company's associates. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $22 and $16 for the three months ended September 28, 2013 and September 29, 2012, respectively and $63 and $61 for the nine months ended September 28, 2013 and September 29, 2012, respectively.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation.  The obligations owed to participants under this plan were $12,433 at September 28, 2013 and $11,066 at December 29, 2012 and are included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors.  The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan.  Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $13,475 at September 28, 2013 and $11,894 at December 29, 2012 and is included in other assets in the Company's Consolidated Condensed Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees.  Expenses related to the multi-employer pension plan were $72 and $59 for the three months ended September 28, 2013 and September 29, 2012, respectively and $202 and $193 for the nine months ended September 28, 2013 and September 29, 2012, respectively.

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

Components of net periodic benefit cost (credit) for all postretirement plans are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Service cost	$2	$2	$6	$6
Interest cost	5	6	16	18
Amortization of prior service credits	(22)	(22)	(66)	(66)
Recognized net actuarial gains	(10)	(10)	(29)	(29)
Net periodic benefit cost (credit)	$(25)	$(24)	$(73)	$(71)

Amounts contributed or expected to be contributed by the Company during the current fiscal year to its postretirement plans are not anticipated to be significantly different from amounts disclosed in the Company's 2012 Annual Report filed on Form 10-K.

NOTE 14 - INCOME TAXES

The Company's effective income tax provision (benefit) rates are based upon estimated annual income tax rates. The difference between the effective rates and the statutory rates for the three and nine months ended September 28, 2013 was primarily the result of the recognition of $795 of federal and state tax credits primarily related to research and development credits for the years of 2009 through 2012. Additionally, the first nine months included a $202 non-taxable settlement gain associated with a company-owned insurance policy and $157 in federal tax credits as a result of tax legislation passed in January 2013. The difference in rates for the three and nine months ended September 29, 2012 was primarily due to changes to the provision as the result of filing the federal income tax return as well as the utilization of certain state tax net operating loss carryforwards that resulted in the reversal of the valuation related to their utilization.

The Company and its subsidiaries are subject to United States federal income taxes, as well as income taxes in a number of state jurisdictions.  The tax years subsequent to 2009 remain open to examination for U.S. federal income taxes.  The majority of

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

state jurisdictions remain open for tax years subsequent to 2009.  A few state jurisdictions remain open to examination for tax years subsequent to 2008.

The Company's unrecognized tax benefits were $313 at September 28, 2013 and $5 at December 29, 2012.  Such benefits, if recognized, would affect the Company's effective tax rate.  No significant interest or penalties were accrued as of September 28, 2013 or December 29, 2012.  The Company does not expect its unrecognized tax benefits to change significantly during the next twelve months.

NOTE 15 - COMMON STOCK AND EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Basic earnings (loss) per share:
Income (loss) from continuing operations	$1,432	$269	$3,761	$(240)
Less: Allocation of earnings to participating securities	(57)	(10)	(149)	—
Income (loss) from continuing operations available to common shareholders - basic	$1,375	$259	$3,612	$(240)
Basic weighted-average shares outstanding (1)	12,760	12,650	12,722	12,630
Basic earnings (loss) per share - continuing operations	$0.11	$0.02	$0.28	$(0.02)

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to common shareholders - basic	$1,375	$259	$3,612	$(240)
Add: Undistributed earnings reallocated to unvested shareholders	1	—	1	—
Income (loss) from continuing operations available to common shareholders - basic	$1,376	$259	$3,613	$(240)

Basic weighted-average shares outstanding (1)	12,760	12,650	12,722	12,630
Effect of dilutive securities:
Stock options (2)	77	—	45	—
Directors' stock performance units (2)	62	63	61	—
Diluted weighted-average shares outstanding (1)(2)	12,899	12,713	12,828	12,630
Diluted earnings (loss) per share - continuing operations	$0.11	$0.02	$0.28	$(0.02)

(1)	Includes Common and Class B Common shares in thousands.

(2)
Because their effects are anti-dilutive, shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock at the end of the relevant period and directors' stock performance units have been excluded.  Aggregate shares excluded for the three and nine months ending September 28, 2013 were 450 and 530, respectively and for the three and nine months ending September 29, 2012 were 766 and 836, respectively.

NOTE 16 - STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Condensed Statements of Operations.  The number of shares to be issued is determined by dividing the specified dollar value of the award by the market value per share on the grant date.  Pursuant to a policy adopted by the Compensation Committee of the Board of Directors applicable to awards granted for years 2009 through 2013, $5.00 per share will be used as the market value per share to calculate the number of shares to be issued if the market value per share is less than $5.00 per share on the grant date. The Company's stock compensation expense was $178 and $669 for the three and nine months ended September 28, 2013, respectively, and $335 and $750 for the three and nine months ended September 29, 2012, respectively.

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

NOTE 17 - OTHER COMPREHENSIVE INCOME (LOSS)

Components of other comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps:
Before income taxes	$(674)	$(230)	$(275)	$(748)
Income taxes	(256)	(88)	(104)	(283)
Net of taxes	(418)	(142)	(171)	(465)
Reclassification of loss into earnings from interest rate swaps (1):
Before income taxes	84	37	199	114
Income taxes	32	14	75	43
Net of taxes	52	23	124	71
Amortization of unrealized loss on dedesignated interest rate swaps (1):
Before income taxes	—	118	158	353
Income taxes	—	45	60	134
Net of taxes	—	73	98	219
Reclassification of net actuarial gain into earnings from postretirement benefit plans (2):
Before income taxes	(10)	(10)	(29)	(29)
Income taxes	(4)	(4)	(11)	(12)
Net of taxes	(6)	(6)	(18)	(17)
Reclassification of prior service credits into earnings from postretirement benefit plans (2):
Before income taxes	(22)	(22)	(66)	(66)
Income taxes	(8)	(8)	(25)	(26)
Net of taxes	(14)	(14)	(41)	(40)
Other comprehensive income (loss)	$(386)	$(66)	$(8)	$(232)

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 29, 2012	$(654)	$416	$(238)
Unrealized gain (loss) on interest rate swaps, net of tax of $104	(171)	—	(171)
Reclassification of loss into earnings from interest rate swaps, net of tax of $75	124	—	124
Amortization of unrealized loss on dedesignated interest rate swaps, net of tax of $60	98	—	98
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $11	—	(18)	(18)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $25	—	(41)	(41)
Balance at September 28, 2013	$(603)	$357	$(246)

NOTE 18 - OTHER (INCOME) EXPENSE

Other operating (income) expense, net is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Other operating (income) expense, net:
Insurance proceeds (1)	$—	$—	$(202)	$—
Gain on property, plant and equipment disposals	(10)	—	—	—
Retirement expenses	20	28	139	164
Miscellaneous (income) expense	32	(76)	135	(116)
Other operating (income) expense, net	$42	$(48)	$72	$48

(1)	The Company recognized a settlement gain of $202 from a company-owned insurance policy during the nine months ending September 28, 2013.

Other (income) expense, net is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Other (income) expense, net:
(Gain) loss on non-hedged swaptions	$—	$(5)	$—	$(87)
Gain on sale of non-operating assets	—	(187)	—	(187)
Miscellaneous (income) expense	3	3	21	(7)
Other (income) expense, net	$3	$(189)	$21	$(281)

NOTE 19 - CONTINGENCIES

The Company assesses its exposure related to legal matters, including those pertaining to product liability, safety and health matters and other items that arise in the regular course of its business. If the Company determines that it is probable a loss will be incurred, the amount of the loss, or an amount within the range of loss, that can be reasonably estimated will be recorded.

Environmental Remediation

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and estimable. Remediation obligations are accrued based on the latest available information and are recorded at undiscounted amounts. The Company regularly monitors the progress of environmental remediation. Should studies indicate that the cost of

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

remediation has changed from the previous estimate, an adjustment to the liability would be recorded in the period in which such determination is made. (See Note 20)

Legal Proceedings

The Company is plaintiff in a lawsuit pending against a former compounding supplier. In its lawsuit, the Company alleges that the former supplier sold defective carpet backing compound to the Company over a period of several months, which, when applied to certain of the Company’s products, caused those products to become defective and unmerchantable in the ordinary course of the Company’s business. In a written settlement agreement executed prior to the lawsuit, the supplier admitted liability and agreed to be responsible for all damages caused by the defective compound. Among other matters, the agreement provided that the supplier would execute demand notes payable to the Company in the principal amount of the Company’s damages as they were determined. Notwithstanding its agreement, the former supplier refused to execute a final demand note in the principal amount of $546, representing damages caused by the defective compound to inventory held by the Company, and has refused to otherwise pay for such damages. Accordingly the Company filed suit to collect those damages.
Although the outcome of litigation is never certain, the Company believes that its claim is valid and collectible, and intends to vigorously pursue such claim against the former supplier.

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

Discontinued operations are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Loss from discontinued operations:
Workers' compensation costs	$(15)	$(52)	$(42)	$(85)
Environmental remediation costs	(13)	(158)	(53)	(283)
Loss from discontinued operations, before taxes	(28)	(210)	(95)	(368)
Income tax benefit	(8)	(43)	(28)	(96)
Loss from discontinued operations, net of tax	$(20)	$(167)	$(67)	$(272)

Workers' Compensation

Undiscounted reserves are maintained for the self-insured workers' compensation obligations. These reserves are administered by a third party workers' compensation service provider under the supervision of Company personnel. Such reserves are reassessed on a quarterly basis. Pre-tax cost incurred for workers' compensation as a component of discontinued operations primarily represents a change in estimate for each period from unanticipated medical costs and administrative fees associated with the Company's obligations.

Environmental Remediation

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has ongoing obligations at five previously owned sites that were associated with its discontinued textile businesses. Each of these sites contains relatively low levels of ground or ground water contaminants. Each site has a Corrective Action Plan ("CAP") with the applicable authoritative state regulatory body responsible for oversight for environmental compliance and the Company contracts with third party qualified environmental specialists for related remediation, monitoring and reporting for each location. The CAP for four of these sites involves natural attenuation (degradation of the contaminants through naturally occurring events) over periods currently estimated at 10 to 20 years and the CAP on the remaining site involves a pump and treat remediation process, currently estimated to remediate over a period of 25 years. Additionally, the Company has an environmental liability related to the property of a facility and related business that was sold in 2004. The CAP, involving an oxidation-based remediation plan, was approved in 2010 and is currently estimated to remediate over a 7 year period beginning in 2010. The Company has an accrual for environmental remediation obligations of $1,832 and $1,838 as of September 28, 2013 and December 29, 2012. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Cont'd.)

meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from our estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

NOTE 21 - SUBSEQUENT EVENT

On October 31, 2013, the Company entered into a 10 year operating lease agreement to lease a warehouse in North Georgia. The lease is estimated to begin on or about May 1, 2014. Base annual rent is initially set at approximately $64 per month. Total base rent payable over the lease period is $7,976. The Company has two options to extend the term of the lease for an additional five year period. In addition to the base rent, the Company will be obligated to pay additional rent for the real estate taxes and insurance on the building during the lease period.

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

OVERVIEW

We believe our upper-end business in the soft floorcovering market is driven more by resale and remodeling of existing homes and commercial facilities versus new construction. While our business was more deeply affected by the economic crisis during the 2008 through 2011 timeframe as it reached the higher end markets where our business is concentrated, we believe our position in the upper end of the markets as well as several of our strategic and tactical initiatives have permitted us to benefit from improved overall economic conditions. We further believe these actions will allow us to take advantage of anticipated growth in the upper-end markets as it occurs.

The strategic and tactical growth initiatives begun in 2012 have enhanced our future prospects and, we believe, have allowed us to return to sustained growth and profitability although several of these actions have increased expenses affecting our operating results. These initiatives, further discussed below, include:

•	investment in the development of new products based on new yarn systems,

•	realignment of certain of our broadloom tufting technologies from Atmore, Alabama into our North Georgia Eton facility,

•	the acquisition of a continuous dyeing facility in North Georgia,

•	the acquisition of specialized wool rug tufting equipment and its related business,

•	an opportunistic purchase of certain products from an industry competitor to incorporate into our product line

•	and changes in both manufacturing and commercial business management.

Additionally during 2013, we continued to expand our synthetic yarn production capabilities to support increasing yarn requirements associated with our growth, we have launched a new commercial brand through selected channels with multi-line interior surfaces sales agents and completed another strategic acquisition in the beginning of our third quarter of 2013 to enhance and expand our wool product offerings.

We have taken advantage of several opportunities to invest in products we believe will further differentiate us from our competition. We have access to two new yarn systems that provide exceptional softness and colorfastness qualities. In addition, we have developed a new "permaset process" for wool which has allowed our designer customers the broadest possible choice of colorations. As a result, during 2012 and continuing into 2013, we invested at an increased rate in sampling initiatives related to these product offerings as compared with historical investment levels. We have seen positive acceptance of our products during 2013.

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

In November 2012, we acquired a continuous carpet dyeing facility in Calhoun, Georgia. The acquisition of this dyeing operation is allowing us to transition certain of our products from our beck dyeing operation in Atmore, Alabama and from other third party commission continuous dyeing operations located in North Georgia. This will allow us to position our business to achieve significant longer-term cost reductions in the dyeing process, better control our inventories and process flow and support future growth. Subsequent to this acquisition and continuing through our first quarter of 2014, we will continue to incur incremental costs as we continue to align, upgrade and expand the equipment and processes in order to better accommodate our product mix and provide for a significant increase in volume with improved efficiencies.

In late November 2012, we acquired certain specialized wool rug tufting equipment and its associated business. During the first quarter of 2013, we completed the relocation of the acquired equipment to our facility in Santa Ana, California and are in the process of supplementing our capacity with additional new equipment. The acquisition is expected to significantly reduce our costs by producing these goods in-house and should allow us to further access and develop other markets and support what we believe to be good growth potential in markets we currently serve. We have experienced start up inefficiencies and incrementally higher costs. We anticipate that operational improvements and increased volume capabilities will be achieved in early 2014.

On June 30, 2013, we completed the acquisition of Robertex Associates, Inc., a high-end manufacturer of specialty wool floorcovering products marketed under the names of “Robertex” and “Carousel”. This acquisition will allow us to strengthen our position in our wool product line where we have seen strong growth, although these products appeal to a more select and discriminating customer base. The purchase price of the acquisition was approximately $6.3 million, plus an amount based on a change in working capital against a benchmark amount and additional consideration contingent upon growth in gross margins of selected products for five years subsequent to the acquisition. In order to appropriately support the increased wool business, we are realigning certain manufacturing equipment in this facility and infrastructure across our Company related to wool products. As our wool production capabilities are being expanded and enhanced, we are developing new products and investing in increased product sampling for these products. Until such time that all of these actions have been completed and products are in the field, there will be a negative effect on our results.

To support our growth, we have continued to expand our Roanoke, Alabama yarn production facility. As a result, we have undertaken an expansion of our production capabilities with the addition of equipment in 2013. The costs associated with the expansion of our production capabilities and the training and retention of qualified associates has negatively affected operations during this period.

RESULTS OF OPERATIONS

The following table sets forth certain elements of our continuing operating results as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.5%	74.8%	74.8%	75.4%
Gross profit	24.5%	25.2%	25.2%	24.6%
Selling and administrative expense	22.4%	24.0%	22.5%	23.8%
Other operating expense, net	0.1%	0.0%	0.0%	0.0%
Operating income	2.0%	1.2%	2.7%	0.8%

Net Sales. Net sales for the quarter ended September 28, 2013 were $90.2 million compared with net sales of $65.8 million for the year-earlier quarter, or an increase 37.1%. Net sales in the first nine months of 2013 were $249.3 million compared with net sales of $195.2 million in the first nine months of 2012, an increase of 27.7%. In the third quarter of 2013, residential carpet sales reflected an increase of 35.0% and net sales of commercial carpet increased 39.8% compared with the third quarter of 2012. Residential carpet sales increased 27.7% and commercial net sales increased 24.9% in the first nine months of 2013 compared with the first nine months of 2012. Our residential sales in the third quarter and first nine months of 2013, compared with the prior-year period, included increased sales in our higher-end channels and our mass merchant channels of distribution. Our commercial business is more heavily concentrated in specified project-oriented business which, we believe, was positively affected by general economic improvements in the quarterly and year-to-date periods in 2013 compared with the prior year periods in 2012. Additionally, we believe we have been positively affected by new products and marketing initiatives implemented by new leadership in our commercial business in late 2012.

Cost of Sales. Cost of sales as a percentage of net sales was 75.5% in the third quarter of 2013 compared with 74.8% in the third quarter of 2012. Cost of sales was 74.8% in the first nine months of 2013 compared with 75.4% in the first nine months of 2012. The third quarter and first nine months of 2013 were positively affected compared to the prior-year periods due to the tufting production realignment to our Eton facility. We have seen benefit from operational efficiency related to the acquisition of the Colormaster continuous dyeing facility in late 2012, although we have incurred certain incremental costs related to start-up of the facility and certain start-up costs related to acquisition of specialized tufting equipment at our Susan Street facility in late 2012. Additionally, incremental costs have been incurred in 2013 as a result of the yarn production expansion at our Roanoke, Alabama facility to support our increasing carpet growth as well as realignment and start-up costs related to the third quarter 2013 acquisition of the Calhoun wool manufacturing facility. The 2012 periods included the effects of costs incurred related to the Eton machinery realignments as well as higher expenses due to the development of carpet products incorporating new fibers.

Gross Profit. Gross profit dollars increased $5.5 million in the third quarter of 2013 compared with the third quarter 2012 and increased $14.8 million in the first nine months of 2013 compared with the same period in 2012 primarily reflecting the effects of the increased sales volume.

Selling and Administrative Expenses. Selling and administrative expenses decreased 1.6% as a percentage of sales in the third quarter of 2013 compared with the same period in 2012 and decreased 1.3% as a percent of sales in the first nine months of 2013 compared with the first nine months of 2012. The lower selling and administrative expenses as a percentage of sales is primarily a result of the effect of the fixed component of these costs on higher levels of sales in the third quarter and first nine months of 2013 compared with the prior-year periods. We did not realize the full effect of leverage in our results due to the effect of incremental product sampling costs related to new product initiatives.

Other Operating (Income) Expense, Net. Other operating (income) expense, net was not significant in either the third quarter or first nine months of 2013 or the comparable periods in 2012.

Operating Income. We reported operating income of $1.8 million in the third quarter of 2013 compared with operating income of $820 thousand in the third quarter of 2012. Operating income was $6.8 million in the first nine months of 2013 compared with operating income of $1.4 million in the first nine months of 2012. Operating results in the 2013 reporting periods were positively affected by the higher sales volume and operational improvements, net of incremental start-up costs associated with the acquisitions in late 2012 and the new initiatives in 2013 discussed above. The third quarter and first nine months of 2013 included incremental costs of over $2.3 million and approximately $5.3 million, respectively. We anticipate incremental costs related to these initiatives of approximately $1.4 million in our fourth quarter of 2013 and approximately $2.4 million primarily in 2014. Results in the third quarter and first nine months of 2012 were negatively affected by incremental equipment relocation expenses of $307 thousand and $854 thousand, respectively.

Interest Expense. Interest expense increased $115 thousand in the third quarter of 2013 and $490 thousand for the first nine months of 2013, respectively compared with the same periods in 2012. The increases are principally a result of higher levels of debt in the 2013 periods primarily as a result of debt incurred for the acquisition of the Colormaster continuous dyeing facility in the latter part of 2012, the third quarter 2013 acquisition of “Robertex” and increases in working capital to support the higher levels of business activity.

Other (Income) Expense, Net. Other (income) expense, net in the third quarter and first nine months of 2013 was not significant while other income in the third quarter and first nine months of 2012 included a gain of $187 thousand from a sale of other non-operating assets.

Income Tax Provision (Benefit). Our effective income tax rates are based upon estimated annual tax rates. The effective tax rates in the third quarter and first nine months of 2013 differed from statutory rates primarily due to the recognition of $795 thousand of federal and state tax credits primarily related to research and development credits for the years of 2009 through 2012. Additionally, the effective tax rate for the first nine months of 2013 included the recognition of certain 2012 federal tax credits required to be recognized in the first quarter of 2013 and the effects of a non-taxable settlement gain related to company-owned insurance in the first quarter of 2013. The difference between the effective rates and the statutory rates for the three and nine months ended September 29, 2012 was primarily due to changes to the provision as the result of differences recognized in our income tax return filing compared with earlier estimated amounts as well as the utilization of certain state tax net operating loss carryforwards that resulted in the reversal of the valuation allowance related to their utilization.

Income (Loss) from Continuing Operations. We had income from continuing operations of $1.4 million, or $0.11 per diluted share, in the third quarter of 2013 compared with income from continuing operations of $269 thousand, or $0.02 per diluted share, in the third quarter of 2012. Continuing operations reflected income of $3.8 million, or $0.28 per diluted share, for the first nine months of 2013 compared with a loss from continuing operations of $240 thousand, or $0.02 per diluted share, in the first nine months of 2012.

Net Income (Loss). Discontinued operations reflected a loss of $20 thousand, or $0.00 per diluted share, in the third quarter of 2013 compared with a loss of $167 thousand, or $0.01 per diluted share, in the same period in 2012. Discontinued operations reflected a loss of $67 thousand, or $0.01 per diluted share, in the first nine months of 2013 compared with a loss of $272 thousand, or $0.02 per diluted share, in the first nine months of 2012. Including discontinued operations, we had net income of $1.4 million, or $0.11 per diluted share, in the third quarter of 2013 compared with net income of $102 thousand, or $0.01 per diluted share, in the third quarter of 2012. The first nine months of 2013 reflected net income of $3.7 million, or $0.27 per diluted share, compared with a net loss of $512 thousand, or $0.04 per diluted share, in the comparable nine month period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 28, 2013, debt increased $17.8 million under our senior credit line and other financing agreements, $3.8 million of seller-financed debt related to the Robertex acquisition and $1.3 million related to assets acquired under capitalized leases for a total increase in debt of $22.8 million. The funded debt increase of $17.8 million was used to finance our operations, including $4.9 million in cash used in operating activities, $8.7 million in property, plant and equipment purchases, $2.2 million related to the Robertex acquisition, $1.1 million to fund outstanding checks, $461 thousand related to debt payments for capitalized leases and $388 thousand related to debt issuance costs.

Working capital increased $19.6 million in the first nine months of 2013. The increase was principally attributable to an increase in accounts receivable of $15.7 million from the seasonably low period in December, a period when operations and shipments are limited due to the observance of holidays yet collections of accounts receivables continue, and the stronger sales in the third quarter of 2013 compared with our fourth quarter of 2012. Also, inventories increased $18.2 million primarily to support the higher levels of business. The working capital increase from accounts receivable and inventories was partially mitigated by an increase in accounts payable of $11.6 million primarily as a result of an increase in trade payables related to an increase in raw materials inventories and accrued expenses of $4.7 million primarily related to customer related activity associated with our sales growth. Such costs include advance customer deposits for custom products, claims reserves and customer rebates.

Capital asset acquisitions for the nine months ended September 28, 2013 were $10.5 million, including $8.7 million through funded debt and $1.8 million of equipment acquired under capitalized leases, while depreciation and amortization was $7.8 million. We expect capital expenditures and capital leases combined to be approximately $13.5 million in 2013 for normal capital expenditures while depreciation and amortization is expected to be approximately $10.5 million. Planned capital expenditures in 2013 are primarily for production related equipment.

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

On July 1, 2013, in connection with the acquisition of Robertex, we entered into a Fourth Amendment to our senior credit facility to include the relevant assets in our borrowing base, as well as, allow for a $4.0 million seller-financed note within the Robertex securities purchase agreement.

On July 30, 2013, we entered into a Fifth Amendment to our senior credit facility. The amendment increased the size of the revolver portion of the credit facility by $20.0 million to a maximum of $130.0 million (contingent on availability). In addition, the amendment provided for an increase in the fixed asset and real property borrowing bases, an increase in the level of the availability “trigger level” to $14.4 million from $12.1 million, and extended the term of the facility to August 1, 2018.

We can use the proceeds of the amended senior credit facility for general corporate purposes, including financing acquisitions and refinancing other indebtedness. As of September 28, 2013, the unused borrowing availability under the amended senior credit facility was $26.4 million.

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

Income Taxes

During the quarter ended September 28, 2013, we recognized $795 thousand of federal and state tax credits primarily related to research and development credits for the years of 2009 through 2012. Additionally, we are assessing the numerous factors, including current and future earnings assumptions by taxing jurisdictions, to determine if and to what degree, previously established state income tax valuation reserves may need to be reversed. We expect to conclude our analysis before the end of 2013.

Commitments

Subsequent to our quarter-ended September 28, 2013, on October 31, 2013, we entered into a warehouse operating lease agreement in North Georgia for a ten year term to begin on May 1, 2014 with a total cost of approximately $8.0 million over the term of the agreement. Due to the significant growth we have experienced and the dependence on several outside locations currently under separate arrangements, we will be able to realign our inventories to better serve our customers and operations as well as eliminate the existing outside arrangements as the term of such arrangements expire.

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

In July 2013, the FASB issued ASU No. 2013-10, "Derivatives and Hedging (Topic 815) - Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes". This ASU allows the use of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a benchmark interest rate for hedge accounting purposes in addition to interest rates on direct Treasury obligations of the United States government and LIBOR. In addition, the ASU removes the restriction on using different benchmark rates for similar hedges. The ASU became effective on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this ASU did not have a material effect on our Consolidated Condensed Financial Statements.

In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". This ASU requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with deferred tax assets. This ASU is effective for annual and interim periods beginning after December 15, 2013, with early adoption permitted. We do not expect that the adoption of this ASU will have a material effect on our Consolidated Condensed Financial Statements.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk (Dollars in thousands)

Our earnings, cash flows and financial position are exposed to market risks relating to interest rates, among other factors.  It is our policy to minimize our exposure to adverse changes in interest rates and manage interest rate risks inherent in funding our Company with debt.  We address this financial exposure through a risk management program that includes maintaining a mix of fixed and floating rate debt and the use of interest rate swap agreements (See Note 12 to the Consolidated Condensed Financial Statements).

At September 28, 2013, $60,936, or approximately 57% of our total debt, was subject to floating interest rates.  A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $82.

Item 4 - Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated  the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 28, 2013, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is plaintiff in a lawsuit pending against a former compounding supplier. In its lawsuit, the Company alleges that the former supplier sold defective carpet backing compound to the Company over a period of several months, which, when applied to certain of the Company’s products, caused those products to become defective and unmerchantable in the ordinary course of the Company’s business. In a written settlement agreement executed prior to the lawsuit, the supplier admitted liability and agreed to be responsible for all damages caused by the defective compound. Among other matters, the agreement provided that the supplier would execute demand notes payable to the Company in the principal amount of the Company’s damages as they were determined. Notwithstanding its agreement, the former supplier refused to execute a final demand note in the principal amount of $546 thousand, representing damages caused by the defective compound to inventory held by the Company, and has refused to otherwise pay for such damages. Accordingly the Company filed suit to collect those damages.
Although the outcome of litigation is never certain, the Company believes that its claim is valid and collectible, and intends to vigorously pursue such claim against the former supplier.

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
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of shares of our Common Stock during the three months ended September 28, 2013:

Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
August 3, 2013	—	$—	—
August 31, 2013	—	—	—
September 28, 2013	—	—	—
Three Months Ended September 28, 2013	—	$—	—	$4,268,461

(1)  On August 8, 2007, we announced a program to repurchase up to $10.0 million of our Common Stock.

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - Mine Safety Disclosures
Not Applicable.

Item 5 - Other Information
None.

Item 6 - Exhibits

(a.)	Exhibits

10.1
Sixth Amendment to Credit Agreement dated as of August 30, 2013, by and among The Dixie Group, Inc. certain of its subsidiaries and Wells Fargo Capital Finance, LLC, as Agent and the persons identified as Lenders therein.

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

THE DIXIE GROUP, INC.
(Registrant)

Date: November 6, 2013	By: /s/ JON A. FAULKNER
Jon A. Faulkner Vice President and Chief Financial Officer

Date: November 6, 2013	By: /s/ D. EUGENE LASATER
D. Eugene Lasater Controller