Form 10-K
period 2013-12-28
DIXIE GROUP INC
filed 2014-03-12
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2013
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

Large accelerated filer ☐    Accelerated filer ☑    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 28, 2013 (the last business day of the registrant's most recently completed fiscal second quarter) was $88,645,594.  The aggregate market value was computed by reference to the closing price of the Common Stock on such date.  In making this calculation, the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding Common Stock, and no other persons, are affiliates.  No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of February 28, 2014
Common Stock, $3.00 Par Value	12,453,166	shares
Class B Common Stock, $3.00 Par Value	866,875	shares
Class C Common Stock, $3.00 Par Value	0	shares

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the following document are incorporated by reference:
Proxy Statement of the registrant for annual meeting of shareholders to be held April 29, 2014 (Part III).

Table of Contents    1

THE DIXIE GROUP, INC.

Index to Annual Report
on Form 10-K for
Year Ended December 28, 2013

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

Our business is concentrated in areas of the soft floorcovering markets where innovative styling, design, color, quality and service, as well as limited distribution, are welcomed and rewarded.  Our Fabrica, Masland, and Dixie Home brands have a significant presence in the high-end residential soft floorcovering markets.  Our Masland Contract brand and Avant, a brand launched in 2013, participate in the upper end specified commercial marketplace. Dixie International sells all of our brands outside of the North American market. Our brands are well known, highly regarded and complementary; by being differentiated, we offer meaningful alternatives to the discriminating customer.

We have one line of business, carpet and rug manufacturing.

Our Brands

Fabrica, markets and manufactures luxurious residential carpet and custom rugs, at selling prices that we believe are approximately five times the average for the residential soft floorcovering industry.  Its primary customers are interior decorators and designers, selected retailers and furniture stores, luxury home builders and manufacturers of luxury motor coaches and yachts.  Fabrica is among the leading premium brands in the domestic marketplace and is known for styling innovation and unique colors and patterns.  The Carousel line of products was acquired in 2013 and added to our Fabrica line of products. The Carousel line of products consists of made-to-order, hand-crafted, extremely high quality carpets and area rugs in natural fibers, primarily wool, with a wide variety of patterns and textures manufactured by machine, hand weaving and hand-hooked techniques. Fabrica is viewed by the trade as the premier quality brand for very high-end carpet and enjoys an established reputation as a styling trendsetter and a market leader in providing both custom and designer products to the very high-end residential sector.

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

Masland Contract markets and manufactures broadloom and modular carpet tile for the specified commercial marketplace.  Its commercial products are marketed to the architectural and specified design community and directly to commercial end users, as well as to consumers through specialty floorcovering retailers. Masland Contract has strong brand recognition within the upper-end contract market, and competes through innovative styling, color, patterns, quality and service.

Avant Contract, a new commercial business launched in 2013, is designed to focus on the corporate office market through multi-line sales agents. These agents carry a broad array of products for the corporate interiors market and will exclusively offer Avant as their soft floorcovering offering. Its modular carpet tile and broadloom product offerings are designed for the interior designer in the upper-end of the contract market who appreciates sophisticated texture, color and patterns with excellent service.

Table of Contents    4

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

We believe the principal competitive factors in our primary soft floorcovering markets are styling, color, product design, quality and service.  In the high-end residential and high-end commercial markets, carpet competes with various other types of floorcoverings.  Nevertheless, we believe we have competitive advantages in several areas.  We have an attractive portfolio of brands that we believe are well known, highly regarded by customers and complementary; by being differentiated, we offer meaningful alternatives to the discriminating customer.  We believe our investment in new yarns , such as Stainmaster's® TruSoft™ and PetProtect™, and innovative tufting and dyeing technologies, strengthens our ability to offer product differentiation to our customers. In addition, we have established longstanding relationships with key suppliers in our industry and customers in most of our markets.  Finally, our reputation for innovative design excellence and our experienced management team enhance our competitive position.  See "Risk Factors" in Item 1A of this report.

Backlog

Sales order backlog is not material to understanding our business, due to relatively short lead times for order fulfillment in the markets for the vast majority of our products.

Trademarks

Our floorcovering businesses own a variety of trademarks under which our products are marketed.  Among such trademarks, the names "Fabrica", "Masland", "Dixie Home", “Masland Contract” and "Avant" are of greatest importance to our business.  We believe that we have taken adequate steps to protect our interest in all significant trademarks.

Customer and Product Concentration

As a percentage of our net sales, one customer, Lowe's, a mass merchant, accounted for approximately 13% in 2013, 9% in 2012 and 12% in 2011. No other customer was more than 10 percent of our sales during the periods presented.  During 2013, sales to our top ten customers accounted for 20% percent of our sales and our top 20 customers accounted for 23% percent of our sales.  We do not make a material amount of sales in foreign countries.

We do not have any single class of products that accounts for more than 10 percent of our sales. However, sales of our floorcovering products may be classified by significant end-user markets into which we sell, and such information for the past three years is summarized as follows:

	2013	2012	2011
Residential floorcovering products	74%	75%	71%
Commercial floorcovering products	26%	25%	29%

Seasonality

Our sales historically have normally reached their lowest level in the first quarter (approximately 23% of our annual sales), with the remaining sales being distributed relatively equally between the second, third and fourth quarters.  Working capital requirements have normally reached their highest levels in the second and third quarters of the year.

Table of Contents    5

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

Raw Materials

Our primary raw material is yarn.  Nylon is the primary yarn we utilize and, to a lesser extent, polyester and wool yarn is used. Additionally, we utilize polypropylene carpet backing, latex, dyes and chemicals, and man-made topical applications in the construction of our products.  Our synthetic yarns are purchased primarily from domestic fiber suppliers and wool is purchased from a number of domestic and international sources.  Our other raw materials are purchased primarily from domestic suppliers. Where possible, we pass raw material price increases through to our customers; however, there can be no assurance that price increases can be passed through to customers and that increases in raw material prices will not have an adverse effect on our profitability.  See "Risk Factors” in Item 1A of this report.  We purchase a significant portion of our primary raw material (nylon yarn) from one supplier.  We believe there are other sources of nylon yarn; however, an unanticipated termination or interruption of our supply arrangements could adversely affect our supplies of raw materials and could have a material effect on our operations.  See "Risk Factors” in Item 1A of this report.

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

Employment Level

At December 28, 2013, we employed 1,423 associates in our operations.

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

The floor covering industry is sensitive to changes in general economic conditions and a decline in residential or commercial construction activity or corporate remodeling and refurbishment could have a material adverse effect on our business.

The floor covering industry, in which the Company participates, is highly dependent on general economic conditions, such as consumer confidence and income, corporate and government spending, interest rate levels, availability of credit and demand for housing. The Company derives a majority of its sales from the replacement segment of the market. Therefore, economic

Table of Contents    6

changes that result in a significant or prolonged decline in spending for remodeling and replacement activities could have a material adverse effect on the Company’s business and results of operations.

The floor covering industry is highly dependent on construction activity, including new construction, which is cyclical in nature and recently experienced a downturn. The downturn in the U.S. and global economies, along with the residential and commercial markets in such economies, negatively impacted the floor covering industry and the Company’s business. Although the impact of a decline in new construction activity is typically accompanied by an increase in remodeling and replacement activity, these activities lagged during the downturn. Although the difficult economic conditions have improved, there may be additional downturns that could cause the industry to deteriorate in the foreseeable future. A significant or prolonged decline in residential or commercial construction activity could have a material adverse effect on the Company’s business and results of operations.

We have significant levels of sales in certain channels of distribution and reduction in sales through these channels could adversely affect our business.

A significant amount of our sales are generated through certain retail and mass merchant channels of distribution. Because we depend on such certain channels of distribution, a significant reduction of sales through these channels could adversely affect our business.

We have significant levels of indebtedness that could result in negative consequences to us.

We have a significant amount of indebtedness relative to our equity. Insufficient cash flow, profitability or the value of our assets securing our loans could materially adversely affect our ability to generate sufficient funds to satisfy the terms of our senior loan agreements and other debt obligations. Additionally, the inability to access debt or equity markets at competitive rates in sufficient amounts to satisfy our obligations could adversely impact our business.

Uncertainty in the credit market or downturns in the economy and our business could affect our overall availability and cost of credit.

Uncertainty in the credit markets could affect the overall availability and cost of credit. Despite recent improvement in overall economic conditions, market conditions could impact our ability to obtain financing in the future, including any financing necessary to refinance existing indebtedness, and the cost and terms of it, remains uncertain. These and other economic factors could have a material adverse effect on demand for our products and on its financial condition and operating results.

We face intense competition in our industry, which could decrease demand for our products and could have a material adverse effect on our profitability.

The floor covering industry is highly competitive. We face competition from a number of domestic manufacturers and independent distributors of floor covering products and, in certain product areas, foreign manufacturers. Significant consolidation within the floor covering industry has caused a number of our existing and potential competitors to grow significantly larger and have greater access to resources and capital than we do. Maintaining our competitive position may require us to make substantial additional investments in our product development efforts, manufacturing facilities, distribution network and sales and marketing activities. These additional investments may be limited by our access to capital, as well as restrictions set forth in our credit facilities. Competitive pressures may also result in decreased demand for our products and in the loss of market share. In addition, we face, and will continue to face, pressure on sales prices of our products from competitors. As a result of any of these factors, there could be a material adverse effect on our sales and profitability.

If we are unable to anticipate consumer preferences and successfully develop and introduce new, innovative and updated products, we may not be able to maintain or increase our net revenues and profitability.

Our success depends on our ability to identify and originate product trends as well as to anticipate and react to changing consumer demands in a timely manner. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. In addition, long lead times for certain of our products may make it hard for us to quickly respond to changes in consumer demands. Our new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of flooring products or away from these types of products altogether, and our future success depends in part on our ability to anticipate and respond to these changes. Failure to anticipate and respond in a timely manner to changing consumer preferences could lead to, among other things, lower sales and excess inventory levels, which could have a material adverse effect on our financial condition.

Raw material prices may increase and the inability to pass any such increases to our customers could materially adversely affect our business, results of operations and financial condition.

The prices of raw materials and fuel-related costs vary significantly with market conditions. In particular, our business requires the purchase of large volumes of nylon and polyester yarn, as well as wool yarns, synthetic backing, latex, and dyes. Increases in the cost of these raw materials could materially adversely affect our business, results of operations and financial condition if

Table of Contents    7

we are unable to pass these increases through to our customers. Although we generally attempt to pass on increases in raw material, energy and fuel-related costs to our customers, our ability to do so is dependent upon the rate and magnitude of any increase, competitive pressures and market conditions for our products. There have been in the past, and may be in the future, periods of time during which increases in these costs cannot be recovered. During such periods of time, our business may be materially adversely affected.

Unanticipated termination or interruption of our arrangements with third-party suppliers of nylon yarn could have a material adverse effect on us.

Nylon yarn is the principal raw material used in our floor covering products. A significant portion of such yarn is purchased from one supplier. Our yarn supplier is on the of the leading fiber suppliers within the industry and is the exclusive supplier of certain innovative branded fiber technology upon which we rely. We believe our offerings of this innovative fiber technology contribute materially to the competiveness of our products. While we believe there are other sources of nylon yarns, an unanticipated termination or interruption of our current supply of nylon yarn could have a material adverse effect on our ability to supply our product to our customers and have a material adverse impact on our competitiveness if we are unable to replace our nylon supplier with another supplier that can offer similar innovative fiber products. An extended interruption in the supply of these or other raw materials or sourced products used in the Company’s business or in the supply of suitable substitute materials or products would disrupt the Company’s operations, which could have a material adverse effect on the Company’s business.

We may experience certain risks associated with acquisitions, joint ventures and strategic investments.

We have recently embarked on several strategic and tactical initiatives, including acquisitions and investment in new products, to strengthen our future and to enable us to return to sustained growth and profitability. Growth through acquisitions involves risks, many of which may continue to affect us after the acquisition. An acquired company may not achieve the levels of revenue, profitability and production that we expect. The combination of an acquired company’s business with ours involves risks. Reported earnings may not meet expectations because of goodwill and intangible asset impairment, other asset impairments, increased interest costs and issuance of additional securities or debt as a result of these acquisitions. We may also face challenges in consolidating functions and integrating our organizations, procedures, operations and product lines in a timely and efficient manner.

The diversion of management attention and any difficulties encountered in the transition and integration process could have a material adverse effect on our revenues, level of expenses and operating results. Failure to successfully manage and integrate an acquisition with our existing operations could lead to the potential loss of customers of the acquired business, the potential loss of employees who may be vital to the new operations, the potential loss of business opportunities or other adverse consequences that could have a material adverse effect on our business, financial condition and results of operations. Even if integration occurs successfully, failure of the acquisition to achieve levels of anticipated sales growth, profitability or productivity, or otherwise perform as expected, may have a material adverse effect on our business, financial condition and results of operations.

We are subject to various environmental, safety and health regulatory governance that may subject us to costs, liabilities and other obligations, which could have a material adverse effect on our business, results of operations and financial condition.

We are subject to various environmental, safety and health and other regulations that may subject us to costs, liabilities and other obligations which could have a material adverse effect on our business. The applicable requirements under these laws are subject to amendment, to the imposition of new or additional requirements and to changing interpretations of agencies or courts. We could incur material expenditures to comply with new or existing regulations, including fines and penalties and increased costs of its operations. Additionally, future laws, ordinances or regulations could give rise to additional compliance or remediation costs that could have a material adverse effect on our business, results of operations and financial condition.

Various federal, state and local environmental laws govern the use of our current and former facilities. These laws govern such matters as:

•	Discharge to air and water;

•	Handling and disposal of solid and hazardous substances and waste, and

•	Remediation of contamination from releases of hazardous substances in our facilities and off-site disposal locations.

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

Table of Contents    8

We may be exposed to litigation, claims and other legal proceedings in the ordinary course of business relating to our products or business, which could have a material adverse effect on our business, results of operations and financial condition.

In the ordinary course of business, we are subject to a variety of work-related and product-related claims, lawsuits and legal proceedings, including those relating to product liability, product warranty, product recall, personal injury, and other matters that are inherently subject to many uncertainties regarding the possibility of a loss our business. Such matters could have a material adverse effect on our business, results of operations and financial condition if we are unable to successfully defend against or resolve these matters or if our insurance coverage is insufficient to satisfy any judgments against us or settlements relating to these matters. Although we have product liability insurance, the policies may not provide coverage for certain claims against us or may not be sufficient to cover all possible liabilities. Further, we may not be able to maintain insurance at commercially acceptable premium levels. Additionally, adverse publicity arising from claims made against us, even if the claims are not successful, could adversely affect our reputation or the reputation and sales of our products.

Our business operations could suffer significant losses from natural disasters, catastrophes, fire or other unexpected events.

Many of our business activities involve substantial investments in manufacturing facilities and many products are produced at a limited number of locations. These facilities could be materially damaged by natural disasters, such as floods, tornadoes, hurricanes and earthquakes, or by fire or other unexpected events. We could incur uninsured losses and liabilities arising from such events, including damage to our reputation, and/or suffer material losses in operational capacity, which could have a material adverse impact on our business, financial condition and results of operations.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The following table lists our facilities according to location, type of operation and approximate total floor space as of February 28, 2014:

Location	Type of Operation	Approximate Square Feet
Administrative:
Dalton, GA*	Administrative	16,000
Saraland, AL	Administrative	29,000
Santa Ana, CA	Administrative	4,000
Chattanooga, TN*	Administrative	3,500
Calhoun, GA	Administrative	10,600
	Total Administrative	63,100

Manufacturing and Distribution:
Atmore, AL	Carpet Manufacturing, Distribution	610,000
Saraland, AL	Carpet Tile Manufacturing, Distribution	384,000
Saraland, AL*	Samples and Rug Manufacturing, Distribution	132,000
Roanoke, AL	Carpet Yarn Processing	204,000
Santa Ana, CA	Carpet and Rug Manufacturing, Distribution	200,000
Calhoun, GA *	Carpet Wool Manufacturing	99,000
Calhoun, GA	Carpet Dyeing & Processing	193,300
Chatsworth, GA *	Samples and Distribution	79,600
Eton, GA	Carpet Manufacturing, Distribution	408,000
	Total Manufacturing and Distribution	2,309,900

* Leased properties	TOTAL	2,373,000

In addition to the facilities listed above, we lease a small amount of office space in various locations. In addition, during 2013, we entered into a lease for a 292,000 square feet distribution facility which will commence on May 1, 2014.

Table of Contents    9

In our opinion, our manufacturing facilities are well maintained and our machinery is efficient and competitive.  Operations of our facilities generally vary between 120 and 168 hours per week.  Substantially all of our owned properties are subject to mortgages, which secure the outstanding borrowings under our senior credit facilities.

Item 3.	LEGAL PROCEEDINGS

At December 28, 2013, the Company was a plaintiff in a lawsuit against a former raw material supplier. In its lawsuit, the Company alleges that the former supplier sold defective materials to the Company over a period of time, which, when applied to certain of the Company’s products, caused those products to become defective and unmerchantable in the ordinary course of the Company’s business. On January 31, 2014, the Company and the supplier settled the Company's claim for $400 thousand.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Table of Contents    10

Pursuant to instruction G of Form 10-K the following is included as an unnumbered item to PART I.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and offices held by the executive officers of the registrant as of February 28, 2014, are listed below along with their business experience during the past five years.

Name, Age and Position	Business Experience During Past Five Years

Daniel K. Frierson, 72 Chairman of the Board, and Chief Executive Officer, Director
Director since 1973, Chairman of the Board since 1987 and Chief Executive Officer since 1980. He is the Chairman of the Company's Executive Committee and Retirement Plans Committee.  He serves as Director of Astec Industries, Inc. headquartered in Chattanooga, Tennessee; and Louisiana-Pacific Corporation headquartered in Nashville, Tennessee.

D. Kennedy Frierson, Jr., 47 Vice President and Chief Operating Officer
Director since 2012 and Vice President and Chief Operating Officer since August 2009. Vice President and President Masland Residential from February 2006 to July 2009. President Masland Residential from December 2005 to January 2006. Executive Vice President and General Manager, Dixie Home, 2003 to 2005.  Business Unit Manager, Bretlin, 2002 to 2003.

Jon A. Faulkner, 53 Vice President and Chief Financial Officer
Vice President and Chief Financial Officer since October 2009.  Vice President of Planning and Development from February 2002 to September 2009. Executive Vice President of Sales and Marketing for Steward, Inc. from 1997 to 2002.

Paul B. Comiskey, 62 Vice President and President, Dixie Residential
Vice President and President of Dixie Residential since August 2009.  Vice President and President, Dixie Home from February 2007 to July 2009.  President, Dixie Home from December 2006 to January 2007.  Senior Vice President of Residential Sales, Mohawk Industries, Inc. from 1998 to 2006.  Executive Vice President of Sales and Marketing for World Carpets from 1996 to 1998.

V. Lee Martin, 62 Vice President and President, Masland Contract
President, Masland Contract since August 2012 and Vice President since February 2013. President, Step 2 Surfaces, LLC from 2011 to August 2012. Corporate Vice President, Sales and Marketing, for J & J Industries from 1994 to 2011.

W. Derek Davis, 63 Vice President, Human Resources	Vice President of Human Resources since January 1991. Corporate Employee Relations Director, 1988 to 1991.

D. Eugene Lasater, 63 Controller	Controller since 1988.

Starr T. Klein, 71 Secretary	Secretary since November 1992. Assistant Secretary, 1987 to 1992.

The executive officers of the registrant are generally elected annually by the Board of Directors at its first meeting held after each annual meeting of our shareholders.

Table of Contents    11

Part II.

Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades on the NASDAQ Global Market under the symbol DXYN.  No market exists for our Class B Common Stock.

As of February 28, 2014, the total number of holders of our Common Stock was approximately 2,350 including an estimated 1,900 shareholders who hold our Common Stock in nominee names, but excluding approximately 580 participants in our 401(k) plan who may direct the voting of the shares allocated to their accounts.  The total number of holders of our Class B Common Stock was 12.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table provides information regarding our repurchases of shares of our Common Stock during the three months ended December 28, 2013:

Fiscal Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
November 2, 2013	—	$—	—
November 30, 2013	—	—	—
December 28, 2013	—	—	—
Three Fiscal Months Ended December 28, 2013	—	$—	—	$4,268,461

(1)	On August 8, 2007, we announced a program to repurchase up to $10 million of our Common Stock.

Table of Contents    12

Quarterly Financial Data, Dividends and Price Range of Common Stock

Following are quarterly financial data, dividends and price range of Common Stock for the four quarterly periods in the years ended December 28, 2013 and December 29, 2012.  Due to rounding, the totals of the quarterly information for each of the years reflected below may not necessarily equal the annual totals.  The discussion of restrictions on payment of dividends is included in Note 9 to the Consolidated Financial Statements included herein.

THE DIXIE GROUP, INC.
QUARTERLY FINANCIAL DATA, DIVIDENDS AND PRICE RANGE OF COMMON STOCK
(unaudited) (dollars in thousands, except per share data)
2013	1ST	2ND	3RD	4TH
Net sales	$75,440	$83,617	$90,210	$95,799
Gross profit	18,412	22,302	22,100	22,825
Operating income	1,677	3,271	1,830	1,813
Income from continuing operations	651	1,677	1,432	1,598
Loss from discontinued operations	(15)	(32)	(20)	(1)
Net income	$636	$1,645	$1,412	$1,597
Basic earnings per share:
Continuing operations	$0.05	$0.13	$0.11	$0.12
Discontinued operations	—	—	—	—
Net income	$0.05	$0.13	$0.11	$0.12
Diluted earnings per share:
Continuing operations	$0.05	$0.13	$0.11	$0.12
Discontinued operations	—	—	—	—
Net income	$0.05	$0.13	$0.11	$0.12

Common Stock Prices:
High	$5.93	$9.38	$12.05	$13.85
Low	3.24	5.30	7.43	9.15

2012	1ST	2ND	3RD	4TH
Net sales	$62,851	$66,566	$65,822	$71,134
Gross profit	15,703	15,719	16,557	17,395
Operating income (loss)	620	(40)	820	415
Income (loss) from continuing operations	(104)	(404)	269	(413)
Loss from discontinued operations	(77)	(29)	(167)	(2)
Net income (loss)	$(181)	$(433)	$102	$(415)
Basic earnings (loss) per share:
Continuing operations	$(0.01)	$(0.03)	$0.02	$(0.03)
Discontinued operations	—	—	(0.01)	—
Net income (loss)	$(0.01)	$(0.03)	$0.01	$(0.03)
Diluted earnings (loss) per share:
Continuing operations	$(0.01)	$(0.03)	$0.02	$(0.03)
Discontinued operations	—	—	(0.01)	—
Net income (loss)	$(0.01)	$(0.03)	$0.01	$(0.03)

Common Stock Prices:
High	$4.79	$4.25	$3.90	$4.38
Low	2.83	3.20	3.02	2.95

Table of Contents    13

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

In accordance with SEC rules, set forth below is a line graph comparing the yearly change in the cumulative total shareholder return on our Common Stock against the total return of the Standard & Poor's 600 Stock Index, plus both the Dow Jones Furnishings Index and the Dow Jones Building Materials & Fixtures Index, in each case for the five year period ended December 28, 2013. The comparison assumes that $100.00 was invested on December 27, 2008, in our Common Stock, the S&P 600 Index, and each of the two Peer Groups, and assumes the reinvestment of dividends.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2013
1,000.00
900.00
800.00
700.00
600.00
500.00
400.00
300.00
200.00
100.00
0.00
2008
2009
2010
2011
2012
2013
The Dixie Group, Inc.
S&P Smallcap 600 Index
Dow Jones US Building Materials & Fixtures Index
Dow Jones US Furnishings Index

The foregoing shareholder performance presentation shall not be deemed "soliciting material" or to be "filed" with the Commission subject to Regulation 14A, or subject to the liabilities of Section 18 of the Exchange Act.

Table of Contents    14

Item 6.	SELECTED FINANCIAL DATA

The Dixie Group, Inc.
Historical Summary
(dollars in thousands, except share and per share data)

FISCAL YEARS	2013	2012	2011 (1)	2010 (2)	2009 (3)
OPERATIONS
Net sales	$345,066	$266,372	$270,110	$231,322	$203,480
Gross profit	85,639	65,372	65,506	56,651	52,106
Operating income (loss)	8,591	1,815	5,668	(2,570)	(45,389)
Income (loss) from continuing operations before taxes	4,715	(1,054)	1,956	(6,977)	(50,729)
Income tax provision (benefit)	(643)	(401)	684	(2,604)	(8,870)
Income (loss) from continuing operations	5,358	(653)	1,272	(4,373)	(41,859)
Depreciation and amortization	10,262	9,396	9,649	11,575	13,504
Dividends	—	—	—	—	—
Capital expenditures	11,438	3,386	6,740	1,771	2,436
Assets purchased under capital leases	1,865	666	14	127	—
FINANCIAL POSITION
Total assets	$248,866	$201,770	$182,943	$180,929	$181,944
Working capital	95,679	76,958	66,417	56,496	52,616
Long-term debt	101,759	80,166	65,357	58,070	59,349
Stockholders' equity	70,771	64,046	64,385	62,430	66,349
PER SHARE
Income (loss) from continuing operations:
Basic	$0.40	$(0.05)	$0.10	$(0.35)	$(3.39)
Diluted	0.40	(0.05)	0.10	(0.35)	(3.39)
Dividends:
Common Stock	—	—	—	—	—
Class B Common Stock	—	—	—	—	—
Book value	5.32	4.88	4.99	4.86	5.20
GENERAL
Weighted-average common shares outstanding:
Basic	12,736,835	12,637,657	12,585,396	12,524,358	12,330,648
Diluted	12,851,917	12,637,657	12,623,054	12,524,358	12,330,648
Number of shareholders (4)	2,350	1,800	1,750	1,750	1,860
Number of associates	1,423	1,200	1,171	1,150	1,050

(1)	Includes income of $563, or $356 net of tax, for facility consolidation and severance in 2011.

(2)	Includes expenses of $1,556, or $1,008 net of tax, for facility consolidation and severance costs in 2010.

(3)	Includes expenses of $36,956, or $32,055 net of tax, for the impairment of goodwill and long-lived assets and facility consolidation and severance costs in 2009.

(4)
The approximate number of record holders of our Common Stock for 2009 through 2013 includes Management's estimate of shareholders who held our Common Stock in nominee names as follows:  2009 - 1,300 shareholders; 2010 - 1,250 shareholders; 2011 - 1,250 shareholders; 2012 - 1,255 shareholders; 2013 - 1,900 shareholders.

Table of Contents    15

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

OVERVIEW

Publicly reported information has reflected improved factors in the economy in the United States that have positively affected the carpet industry beginning in the latter half of 2012 throughout 2013 with continuing improvement anticipated in 2014. These factors include an increase in new and existing home sales, residential remodeling and an increase in residential and commercial investment as a percentage of the United States Gross Domestic Product. We believe our business, driven more by resale and remodeling of existing homes and commercial facilities, has been positively affected by this overall market improvement during these periods. While our business was more deeply affected by the economic crisis as it reached the higher end markets where our business is concentrated, we believe our position in the upper end of the markets has permitted us to benefit from improved conditions and will allow us to take advantage of further anticipated growth in the upper end markets. Our residential and commercial sales growth rate for 2013 compared with 2012 was significantly above that of the industry.

During 2013 and 2012, we embarked upon several strategic and tactical initiatives that we believe will permit us to strengthen our future and allow us to return to sustained growth and profitability, although certain of these actions negatively impacted our results in 2013 and 2012. These items, further discussed below, include the investment in the development of certain new products, the acquisition of a continuous dyeing facility in North Georgia, the acquisition of certain rug manufacturing equipment and related business, realignment of certain of our broadloom tufting technologies from Atmore, Alabama into our North Georgia Eton facility, an opportunistic purchase of certain products from an industry competitor to incorporate into our product line and changes in both manufacturing and commercial business management during 2012. During 2013, we expanded our yarn processing capabilities at our Roanoke, Alabama yarn processing facility to support our growth with internal supply and lessen our dependence on externally supplied yarn requirements and acquired a wool manufacturing facility in Calhoun, Georgia that will permit us to enhance our wool processing capabilities and related product offerings. In addition, during 2013 we acquired certain dyeing technology we did not previously have that will further enhance our ability to provide a broader array of differentiated products.

We have taken advantage of several opportunities to invest in products we believe will further differentiate us from the competition. We have access to two new yarn systems that have been limited in distribution and, we believe, will provide exceptional softness and colorfastness qualities. In addition, we have developed a new “permaset process” for wool which we believe will allow our designer customers the broadest possible choice of colorations. As a result, during 2012 we invested at an increased rate in sampling initiatives related to these product offerings as compared to the same periods in the prior year. During 2013, we have seen positive market acceptance for the products associated with these investments.

During 2012, we relocated certain of our tufting technologies from our manufacturing facility in Atmore, Alabama to our facility in Eton, Georgia to achieve a more favorable cost structure for the products and markets served from those technologies. The tufting realignment was completed during 2012. This realignment resulted in incremental operating costs of approximately $926 thousand during 2012. This realignment positively affected our costs, manufacturing capabilities and costs structure during 2013.

On November 2, 2012, we acquired a continuous carpet dyeing facility in Calhoun, Georgia. The acquisition of this dyeing operation has allowed us to transition certain of our products from our beck dyeing operation in Atmore, Alabama and from other third party commission continuous dyeing operations located in North Georgia. This has allowed us to achieve significant cost reductions in the dyeing process and and the capacity to support future growth. The purchase price of this acquisition consisted of a $5.5 million, seller financed note, a cash payment of $239 thousand and $823 thousand representing the fair value of a five year, below market agreement to process certain of the seller's products on a commission basis during this period as we ramp up the dyeing of our products. In conjunction with the acquisition of these assets, we are in the process of assessing all of our dyeing and ancillary assets to determine whether and to what extent further rationalization of assets would be advisable.

On November 28, 2012, we acquired certain specialized wool rug tufting equipment and the associated business for total consideration valued at $2.6 million, consisting of $958 thousand of cash paid, $471 thousand representing the fair value of cash to be paid in equal installments over a three-year period and $1.1 million representing the fair value of contingent consideration over a three-year period. We were the major consumer of products produced by the seller on the equipment. The acquisition has allowed us to reduce our cost by permitting us to produce the goods in-house. Additionally, this has allowed us to support what we believe to be good growth potential in markets we currently serve and provide access to other markets.

Additionally, during 2012, we made a change in our manufacturing management in connection with the realignment and relocation of our tufting equipment. We also brought in new leadership for our commercial business in an effort to strengthen our performance in our commercial sector. These actions resulted in incremental costs of approximately $600 thousand in 2012.

Table of Contents    16

We believe the management changes have positively affected our commercial business in terms of sales growth, manufacturing cost improvements and return on investment.

On June 30, 2013, we completed the acquisition of Robertex Associates, Inc., a high-end manufacturer of specialty wool floorcovering products marketed under the names of “Robertex” and “Carousel”. This acquisition will allow us to strengthen our position in our wool product line where we have seen strong growth, although these products appeal to a more select and discriminating customer base. The purchase price of the acquisition was approximately $6.0 million, plus additional consideration contingent upon growth in gross margins of selected products for five years subsequent to the acquisition. In order to appropriately support the increased wool business, we are realigning certain manufacturing equipment in this facility and infrastructure across our Company related to wool products. As our wool production capabilities are being expanded and enhanced, we are developing new products and investing in increased product sampling for these products. Until such time that all of these actions have been completed and products are in the field, there will be a negative effect on our results.

Subsequent to our 2013 year end, on January 20, 2014, our Board of Directors approved a 2014 Warehousing/Distribution/Manufacturing Restructuring Plan intended to align our warehousing, distribution and manufacturing to support our growth and manufacturing strategy. The plan is intended to create a better cost structure and improve distribution capabilities and customer service. The key element and first major step of this plan is the leasing and occupancy of a 292,000 square foot finished goods warehouse, cut-order and distribution facility in Adairsville, Georgia; such lease and occupancy to commence as of May 1, 2014.

We expect the plan to be substantially completed in the second quarter of the fiscal year ending December 26, 2015. We currently expect the implementation of this plan will result in total restructuring expenses of approximately $2.4 million, with approximately $1.3 million of such expenses during the fiscal year ending December 27, 2014 and approximately $1.1 million of such expenses during the fiscal year ending December 26, 2015, primarily consisting of moving and relocation expenses, information technology expenses and expenses relating to conversion and realignment of equipment.

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

Each of our 2013 and 2012 quarterly fiscal periods contained 13 operating weeks. Our first quarter of 2011 contained 14 operating weeks while our second through fourth quarters of 2011 contained 13 operating weeks; therefore, 2013 and 2012 contained 52 operating weeks compared with 53 operating weeks in 2011. Discussions below related to percentage changes in net sales in 2012 compared with 2011 have been adjusted to reflect the comparable number of weeks and are qualified with the term “net sales as adjusted”. We believe "net sales as adjusted" will assist our financial statement users in understanding the rate of growth in our business in the comparative periods. (See reconciliation of net sales to net sales as adjusted in the table below.)

Reconciliation of Net Sales to Net Sales as Adjusted

	Fiscal Year Ended			Percent Increase (Decrease)
	December 28, 2013	December 29, 2012	December 31, 2011	2013 vs. 2012	2012 vs. 2011
Net sales as reported	$345,066	$266,372	$270,110	29.5%	(1.4)%
Adjustment to net sales:
Impact of shipping weeks	—	—	(4,711)
Net sales as adjusted	$345,066	$266,372	$265,399	29.5%	0.4%

Table of Contents    17

The following table sets forth certain elements of our continuing operations as a percentage of net sales for the periods indicated:

	Fiscal Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	75.2%	75.5%	75.7%
Gross profit	24.8%	24.5%	24.3%
Selling and administrative expenses	22.2%	23.8%	22.5%
Other operating (income) expense, net	0.1%	—%	(0.1)%
Facility consolidation and severance expense, net	—%	—%	(0.2)%
Operating income	2.5%	0.7%	2.1%

Fiscal Year Ended December 28, 2013 Compared with Fiscal Year Ended December 29, 2012

Net Sales. Net sales for the year ended December 28, 2013 were $345.1 million compared with $266.4 million in the year-earlier period, an increase of 29.5% for the year-over-year comparison. The carpet industry reported a percentage increase in the mid- single digits in net sales in 2013 compared with 2012. Our 2013 year-over-year carpet sales comparison reflected an increase of 28.9% in net sales. Sales of residential carpet are up 28.5% and sales of commercial carpet increased 30.1%. Revenue from carpet yarn processing and carpet dyeing and finishing services increased $4.1 million in 2013 compared with 2012. We believe our residential and commercial sales were positively affected primarily as a result of the introduction of new products and the expansion of our wool products.

Cost of Sales. Cost of sales, as a percentage of net sales, was basically unchanged in 2013 compared with 2012. Cost of sales in 2013 included approximately $5.1 million of costs associated with acquisitions in late 2012 and 2013 as well as certain process realignment and expansion initiatives undertaken during 2013. Cost of sales in 2012 included incremental costs of approximately $1.4 million related to tufting equipment relocations and costs related to the transition of products from our beck dyeing operations to our continuous dyeing operations acquired in the fourth quarter of 2012.

Gross Profit. Gross profit increased $20.3 million in 2013 compared with 2012. The increase in gross profit was primarily attributable to higher sales. Gross profit in 2013 and 2012 was negatively affected by the incremental costs discussed above related to costs of sales.

Selling and Administrative Expenses. Selling and administrative expenses were $76.6 million in 2013 compared with $63.5 million in 2012, a decline of 1.6 percentage points as a percentage of sales in 2013 compared with 2012. Selling and administrative costs in 2013 included approximately $1.8 million of sampling costs incurred to incorporate the new wool products associated with the Robertex acquisition and our launch of a new tile product line. 2012 included $1.7 million related to investment in the development and sampling of new product initiatives, $409 thousand for incremental costs related to the two acquisitions and $600 thousand of costs related to management changes.

Other Operating (Income) Expense, Net. Net other operating (income) expense was $494 thousand in 2013 compared with $68 thousand in 2012. The change in 2013 was due to the disposal of certain manufacturing assets taken out of service, losses on currency valuations and settlement of a claim against a supplier.

Operating Income. Operating income was $8.6 million in 2013 compared with operating income of $1.8 million in 2012. The increase in 2013 was primarily a result of the increased level of sales in 2013, less the variable selling expenses associated with the sales increase.

Interest Expense. Interest expense increased $610 thousand in 2013 principally due to higher levels of debt to support our growth, including an increase in debt related to business acquisitions in late 2012 and during mid-2013.

Other (Income) Expense, Net. Other (income) expense, net was an expense of $26 thousand in 2013 compared to income of $277 thousand in 2012. The change was primarily the result of a $187 thousand gain recognized on the sale of a non-operating asset in 2012.

Income Tax Provision (Benefit). Our income tax provision was a benefit of $643 thousand in 2013 on positive earnings primarily as a result of the reversal of $1.2 million of previously established reserves for state income tax loss and tax credit carryforwards. The reversal of the reserves was based on a number of factors including current and future earnings assumptions by taxing jurisdiction. Additionally, 2013 included certain tax credits of approximately $520 thousand related to the years 2009 - 2011 determined to be available for utilization and $304 thousand of 2012 research and development tax credits that could not be recognized until the extension of the credit was approved by Congress in 2013. Our effective income tax benefit rate was 38.0% in 2012. The effective tax rate varied from statutory rates in 2012 primarily as a result of adjustments to

Table of Contents    18

estimates used in the 2011 estimated tax calculations versus amounts used in the subsequent tax return filing for the 2011 period, net of the effects of permanent differences on the lower level of pre-tax earnings in the 2012 tax calculations.

Net Income (Loss). Continuing operations reflected income of $5.4 million, or $0.40 per diluted share in 2013, compared with a loss from continuing operations of $653 thousand, or $0.05 per diluted share in 2012. Our discontinued operations reflected a loss of $68 thousand, or $0.01 per diluted share in 2013, compared with a loss of $274 thousand, or $0.02 per diluted share in 2012. Including discontinued operations, our net income was $5.3 million, or $0.39 per diluted share, in 2013 compared with a net loss of $927 thousand, or $0.07 per diluted share, in 2012.

Fiscal Year Ended December 29, 2012 Compared with Fiscal Year Ended December 31, 2011

Net Sales. Net sales for the year ended December 29, 2012 were $266.4 million compared with $270.1 million in the year-earlier period, a decrease of 1.4% for the year-over-year comparison. Net sales in 2012 reflected an increase of 0.4% compared with 2011 on a "net sales as adjusted" basis. The carpet industry reported a percentage increase in the low single digits in net sales in 2012. Our 2012 year-over-year carpet sales comparison reflected a decrease of 1.8% in net sales, or 0.1% on a "net sales as adjusted" basis. Sales of residential carpet are up 2.5%, or 4.3% on a "net sales as adjusted" basis and sales of commercial carpet declined 12.7%, or 11.1% on a "net sales as adjusted" basis. Revenue from carpet yarn processing and carpet dyeing and finishing services increased $1.1 million in 2012 compared with 2011.

Cost of Sales. Cost of sales, as a percentage of net sales, was basically unchanged; a decrease of 0.2 percentage points in 2012 compared with 2011. Cost of sales included costs of approximately $926 thousand in 2012 related to tufting equipment relocations. Other manufacturing efficiencies and cost improvements more than offset these relocation costs.

Gross Profit. Gross profit was basically unchanged in both total dollars and as a percentage of net sales in 2012 compared with 2011. Gross profit on lower sales in 2012 was affected by costs of approximately $926 thousand incurred in 2012 related to tufting equipment relocations. However, we experienced more favorable product mix in our residential products in 2012 compared with 2011.

Selling and Administrative Expenses. Selling and administrative expenses reflected an increase of $2.8 million, or 1.3 percentage points as a percentage of sales in 2012 compared with 2011. The increase is primarily a result of an increase of $1.7 million related to investment in the development and sampling of new product initiatives, $409 thousand for costs related to the two acquisitions and $600 thousand of costs related to management changes.

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

Income Tax Provision (Benefit). Our effective income tax benefit rate was 38.0% in 2012, compared with an effective income tax provision rate of 35.0% in 2011. The effective tax rate varied from statutory rates in 2012 primarily as a result of adjustments to estimates used in the 2011 estimated tax calculations versus amounts used in the subsequent tax return filing for the 2011 period, net of the effects of permanent differences on the lower level of pre-tax earnings in the 2012 tax calculations.

Net Income (Loss). Continuing operations reflected a loss of $653 thousand, or $0.05 per diluted share in 2012, compared with income from continuing operations of $1.3 million, or $0.10 per diluted share in 2011. Our discontinued operations reflected a loss of $274 thousand, or $0.02 per diluted share in 2012, compared with a loss of $286 thousand, or $0.02 per diluted share in

Table of Contents    19

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

Cash Sources and Uses. During the year ended December 28, 2013, cash provided from financing activities was $19.2 million. $5.9 million was used to fund our operating activities, $11.4 million to invest in property, plant and equipment and $2.2 million cash paid in business combination. Working capital increased $18.7 million in 2013, including an increase in inventories of $21.4 million to support higher levels of business activity and an increase of $11.6 million in accounts receivable primarily related to the higher level of sales. Additionally, other current assets increased approximately $2.0 million as a result of deposits related to equipment financing arrangements and the current portion of deferred tax assets. Accounts payable increased $6.8 million in 2013 compared with 2012 primarily as a result raw material purchases associated with the increased levels of business and accrued expenses increased $7.1 million primarily as a result of significant growth in our business during 2013. Additionally, the current portion of debt reflected an increase of $2.2 million as of the 2013 balance sheet date compared with the 2012 comparative period related to increases in funded debt levels outside of our revolving facility.

Capital expenditures, excluding assets acquired under business acquisitions, were $13.3 million in 2013; $11.4 million through funded debt and $1.9 million of equipment acquired under capital leases, $4.1 million in 2012 and $6.8 million in 2011. Depreciation and amortization were $10.3 million in 2013, $9.4 million in 2012 and $9.6 million in 2011. A significant portion of capital expenditures in 2013 were directed toward expanding manufacturing capabilities while capital expenditures in 2012 and 2011 were directed to a greater degree toward new and more efficient manufacturing capabilities and, to a lesser extent in each year, computer software enhancements. We expect capital expenditures to be approximately $16 million in 2014, while depreciation and amortization are expected to be approximately $12 million. Planned capital expenditures in 2014 are primarily directed toward both new manufacturing equipment and an expansion and realignment of our warehousing, cut order, distribution and certain manufacturing processes.

Senior Credit Facility. On September 14, 2011, we entered into a five-year, secured revolving credit facility (the "senior credit facility"). The senior credit facility provided for a maximum of $90.0 million of revolving credit, subject to borrowing base availability, including limited amounts of credit in the form of letters of credit and swingline loans. The borrowing base was equal to specified percentages of our eligible accounts receivable, inventories and fixed assets less reserves established, from time to time, by the administrative agent under the senior credit facility. We can use the proceeds of the senior credit facility for general corporate purposes, including financing acquisitions and refinancing other indebtedness.

At our election, revolving loans under the senior credit facility bore interest at annual rates equal to either (a) LIBOR for 1, 2 or 3 month periods, as selected by us, plus an applicable margin of either 2.00% or 2.25%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate, plus an applicable margin of either 1.00% or 1.50%. The applicable margin was determined based on availability under the senior credit facility with margins increasing as availability decreases. We also paid an unused line fee on the average amount by which the aggregate commitments exceed utilization of the senior credit facility equal to 0.375% per annum.

The senior credit facility included certain affirmative and negative covenants that imposed restrictions on our financial and business operations, including limitations on debt, liens, investments, fundamental changes in our business, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, payments and modifications of certain existing debt, future negative pledges, and changes in the nature of our business. We were also required to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability was less than $10.0 million.

Amended Senior Credit Facility. As amended, our senior credit facility ("amended senior credit facility") provides for a maximum of $130.0 million of revolving credit, subject to borrowing base availability. The borrowing base is currently equal to specified percentages of our eligible accounts receivable, inventories, fixed assets and real property less reserves established, from time to time, by the administrative agent under the facility. In addition, the term of the facility was extended to August 1, 2018.

At our election, revolving loans under the amended senior credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2 or 3 month periods, as selected by us, plus an applicable margin of either 1.50%, 1.75% or 2.00%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate plus 1.00%, plus an applicable margin of either 0.50%, 0.75% or 1.00%. The applicable margin is determined based on availability under the amended senior credit facility with margins increasing as availability decreases. We continue to pay an unused line fee on the average amount by which the aggregate commitments exceed utilization of the senior credit facility equal to 0.375% per annum.

Table of Contents    20

The amended senior credit facility continues to include certain affirmative and negative covenants that impose restrictions on our financial and business operations. The amended senior credit facility requires that we maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability is less than $14.4 million. At December 28, 2013, we were in compliance with the amended senior credit facility's covenants.

Average Interest Rates and Availability. The weighted-average interest rate on borrowings outstanding under the amended senior credit facility was 2.66% at December 28, 2013 and 3.59% at December 29, 2012. As of December 28, 2013, the unused borrowing availability under the amended senior credit facility was $32.6 million.

Mortgage Note Payable. On April 1, 2013, we terminated our five-year $11.1 million mortgage loan which had a balance of $9.8 million. The mortgage loan was secured by our Susan Street real estate and liens secondary to the senior credit facility. The mortgage loan was scheduled to mature on September 13, 2016. Prior to the termination, the mortgage loan bore interest at a variable rate equal to one month LIBOR plus 3.00% and was payable in equal monthly installments of principal of $61 thousand, plus interest calculated on the declining balance of the mortgage loan, with a final payment of $7.4 million due on maturity.

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

Deferred Financing Costs and Refinancing Expenses. In connection with the amendments in 2013 and 2012, we incurred additional financing costs of $351 thousand and $28 thousand, respectively, that are being amortized over the remaining term of the facility. In addition, we incurred $37 thousand of financing costs related to an equipment note payable. Additionally in 2013, we recognized $94 thousand of refinancing expenses related to the write-off of previously deferred financing costs related to our mortgage note payable. During 2012, we incurred $187 thousand in financing costs related to the obligations to the Authority that is being amortized over the term of the obligation. As a result of the refinancing in 2011, we paid $1.4 million in financing cost that is being amortized over the term of the senior credit facility and the mortgage loan. Additionally in 2011, we recognized $317 thousand of refinancing expenses of which $92 thousand related to the write-off of previously deferred financing costs and $225 thousand related to fees paid to third parties in connection with the new senior credit facility and mortgage loan.

Equipment Notes Payable. Our equipment financing notes have terms ranging from four to seven years, are secured by the specific equipment financed, bear interest ranging from 1.00% to 7.72% and are due in monthly installments of principal and interest ranging from $2 thousand to $49 thousand through June 2020. The notes do not contain financial covenants.

Capital Lease Obligations. Our capital lease obligations have terms ranging from four to seven years, are secured by the specific equipment leased, bear interest ranging from 2.90% to 7.72% and are due in monthly installments of principal and interest ranging from $2 thousand to $32 thousand through November 2018.

Interest Payments. Interest payments for continuing operations were $3.1 million in 2013, $2.8 million in 2012 and $3.3 million in 2011.

Stock-Based Awards. We recognize compensation expense related to share-based stock awards based on the fair value of the equity instrument over the period of vesting for the individual stock awards that were granted. At December 28, 2013, the total unrecognized compensation expense related to unvested restricted stock awards was $1.3 million with a weighted-average vesting period of 4.2 years and unrecognized compensation expense related to unvested stock options was $18 thousand with a weighted-average vesting period of 0.9 years.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements at December 28, 2013 or December 29, 2012.

Income Tax Considerations. During 2013, our tax benefit of $643 thousand included $1.2 million related to the reversal of previously established reserves for state income tax loss and tax credit carryforwards. The reversal of the reserves was based on a number of factors including current and future earnings assumptions by taxing jurisdiction. Additionally, 2013 included certain tax credits of approximately $520 thousand related to the years of 2009 - 2011 determined to be available for utilization and $304 thousand of 2012 research and development tax credits that could not be recognized until the extension of the credit was approved by Congress in 2013.

During 2014, we anticipate cash outlays for income taxes to be relatively equivalent to our provision for income taxes unless it is determined that additional state valuation allowances should be reversed in which case our provision would be expected to be lower than cash outlays to the extent of the reversal of such valuation allowances. For 2015 and 2016, we expect our cash outlay for taxes to exceed our tax provision based on the anticipated differences between the book basis and tax basis of long-

Table of Contents    21

lived, depreciable assets. Such differences could be in the range of $2.0 million in each of the periods, although there are many factors that could alter the actual experience. At December 28, 2013, we were in a net deferred tax asset position of $2.6 million. We performed an analysis, including an evaluation of certain tax planning strategies available to us, related to the net deferred tax asset and believe that the net deferred tax asset is recoverable in future periods. Approximately $6.8 million of future taxable income would be required to realize the deferred tax asset.

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

Discontinued Operations - Environmental Contingencies. We have reserves for environmental obligations established at five previously owned sites that were associated with our discontinued textile businesses. Each site has a Corrective Action Plan (“CAP”) with the applicable authoritative state regulatory body responsible for oversight for environmental compliance. The CAP for four of these sites involves natural attenuation (degradation of the contaminants through naturally occurring events) over periods estimated at 10 to 20 years and the CAP on the remaining site involves a pump and treat remediation process, estimated to occur over a period of 25 years. Additionally, we have a reserve for an environmental liability on the property of a facility and related business that was sold in 2004. The CAP has a specified remaining remediation term estimated to be 4 years subsequent to 2013. The total costs for remediation for all of these sites during 2013 were $83 thousand, all of which related to normal ongoing remediation costs. We expect normal remediation costs to range from approximately $80 thousand to $100 thousand annually. We have a reserve of $1.8 million for environmental liabilities at these sites as of December 28, 2013. The liability established represents our best estimate of loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from our estimates. Pre-tax costs for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

Fair Value of Financial Instruments. At December 28, 2013, we had $2.8 million of liabilities measured at fair value that fall under a level 3 classification in the hierarchy (those subject to significant management judgment or estimation).

Certain Related Party Transactions. During 2013, we purchased a portion of our requirements for polyester fiber from Engineered Floors, an entity controlled by Robert E. Shaw. Mr. Shaw reported holding approximately 10% of our Common Stock, which as of year-end represented approximately 4% of the total vote of all classes of our Common Stock. Engineered Floors is our principal supplier of polyester fiber and polyester broadloom carpet. Total purchases from Engineered Floors for 2013 and 2012 were approximately $12 million and $8 million, respectively; or approximately 8% of our external yarn and carpet purchases in 2013 and 2012. Purchases from Engineered Floors are based on market value, negotiated prices. We have no contractual arrangements or commitments with Mr. Shaw associated with our business relationship with Engineered Floors. Transactions with Engineered Floors were reviewed and approved by our board of directors.

During 2013, we entered into a 10-year lease with the Rothman Family Partnership to lease a manufacturing facility as part of the Robertex acquisition. The Rothman Family Partnership includes Robert P. Rothman who is an associate of the Company. Rent paid to the Rothman Family Partnership during 2013 was $127 thousand. The lease was based on current market values for similar facilities.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires us to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, we are required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. Since the new standard did not change the current requirements for reporting net income or other comprehensive income in the financial statements, the adoption of this ASU did not have a material effect on our Consolidated Financial Statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210)—Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". The ASU clarifies that ordinary trade receivables and payables are not in the scope of ASU No. 2011-11. ASU No. 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Codification or subject to a master netting arrangement or similar agreement. The effective date

Table of Contents    22

is the same as the effective date of ASU 2011-11. We do not expect that the adoption of these ASUs will have a material effect on our Consolidated Financial Statements.

In July 2012, the FASB issued ASU No. 2012-02, "Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, "Intangibles--Goodwill and Other, General Intangibles Other than Goodwill." Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this ASU did not have a a material effect on our Consolidated Financial Statements.

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

In July 2013, the FASB issued ASU No. 2013-10, "Derivatives and Hedging (Topic 815) - Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes". This ASU allows the use of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a benchmark interest rate for hedge accounting purposes in addition to interest rates on direct Treasury obligations of the United States government and LIBOR. In addition, the ASU removes the restriction on using different benchmark rates for similar hedges. The ASU became effective on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this ASU did not have a material effect on our Consolidated Financial Statements.

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

Table of Contents    23

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

•
Goodwill. Goodwill is tested annually for impairment during the fourth quarter or earlier if significant events or substantive changes in circumstances occur that may indicate that goodwill may net be recoverable. The goodwill impairment tests are based on determining the fair value of the specified reporting units based on management judgments and assumptions using the discounted cash flows. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about sales growth rates, operating margins and the weighted average cost of capital (“WACC”). When developing these key judgments and assumptions, we consider economic, operational and market conditions that could impact the fair value of the reporting unit. However, estimates are inherently uncertain and represent only management’s reasonable expectations regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Should a significant or prolonged deterioration in economic conditions occur key judgments and assumptions could be impacted.

•
Contingent Consideration. Contingent consideration liabilities represent future amounts we may be required to pay in conjunction with various business combinations. The ultimate amount of future payments is based on sales levels for one contingent liability and incremental gross margin growth related to another contingent liability. We estimate the fair value of the contingent consideration liability related to sales levels by forecasting estimated cash payments based on projected sales and discounting the cash payment to its present value using a risk-adjusted rate of return. We estimate the fair value of the contingent consideration liability associated with incremental gross margin growth by employing Monte Carlo simulations to estimate the volatility and systematic relative risk of gross margin levels and discounting the associated cash payment amounts to their present values using a credit-risk-adjusted interest rate. We evaluate our estimates of the fair value of contingent consideration liabilities on a periodic basis. Any changes in the fair value of contingent consideration liabilities are recorded through earnings. The total estimated fair value of contingent consideration liabilities was $2.8 million and $1.9 million at December 28, 2013 and December 29, 2012, respectively, and was included in accrued expenses and other liabilities in our consolidated balance sheets.

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

•
Income taxes. The Company’s effective tax rate is based on its income, statutory tax rates and tax planning opportunities available in the jurisdictions in which it operates. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in a future period. The Company evaluates the recoverability of these future tax benefits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely on estimates, including business forecasts and other projections of financial results over an extended period of time. In the event that the Company is not able to realize all or a portion of its deferred tax assets in the future, a valuation allowance is provided. The Company would recognize such amounts through a charge to income in the period in which that determination is made or when tax law changes are enacted. The Company had valuation allowances of $3.7 million at December 28, 2013 and $4.9 million at December 29, 2012. For further information regarding the Company’s valuation allowances, see Note 13 to the consolidated financial statements.

Table of Contents    24

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

At December 28, 2013, $60,274, or approximately 56% of our total debt, was subject to floating interest rates.  A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $81.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary financial information required by ITEM 302 of Regulation S-K is included in PART II, ITEM 5 of this report and the Financial Statements are included in a separate section of this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 11, 2013, the Audit Committee of the Board of Directors confirmed its engagement of Ernst & Young LLP (“E&Y”) to audit the Company’s consolidated financial statements as of and for the year ending December 28, 2013, and the effectiveness of the Company’s internal control over financial reporting as of December 28, 2013. Upon completion of all procedures related to filing the Company’s Annual Report on Form 10-K for the year ended December 28, 2013, the engagement of E&Y will end.

At that time, the Committee approved the engagement of Dixon Hughes Goodman LLP to serve as independent registered public accountants for the Company for fiscal 2014.

During the fiscal years ended December 28, 2013 and December 29, 2012, Ernst & Young's reports on the Registrant's financial statements did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 28, 2013 and December 29, 2012 and the subsequent periods through the date of this report, (i) there were no disagreements between the Registrant and Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to the subject matter of the disagreements in connection with its reports on the Registrant's financial statements, and (ii) there were no reportable events as that term is described in Item 304(a)(1)(v) of Regulation S-K.

During the two most recent fiscal years and through the date of this report, neither the Registrant nor anyone on its behalf consulted with Dixon Hughes Goodman regarding any of the following:

(i)	The application of accounting principles to a specific transaction, either completed or proposed;

(ii)	The type of audit opinion that might be rendered on the Registrant's financial statements, and none of the following was provided to the Registrant:

(a)
a written report; or (b) oral advice that Dixon Hughes Goodman concluded was an important factor considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue; or

(iii)	Any matter that was subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as described in Item 304(a)(1)(v) of Regulation S-K.

Table of Contents    25

Item 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the commission's rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 28, 2013, the date of the financial statements included in this Form 10-K (the “Evaluation Date”).  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

(b) Changes in Internal Control over Financial Reporting.  During the last fiscal quarter, there have not been any changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Our management report on internal control over financial reporting and the report of our independent registered public accounting firm on our internal control over financial reporting are contained in Item 15(a)(1) of this report.

Item 9B.	OTHER INFORMATION

None.

Table of Contents    26

PART III.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled "Information about Nominees for Director" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held April 29, 2014 is incorporated herein by reference.  Information regarding the executive officers of the registrant is presented in PART I of this report.

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

Audit Committee

We have a standing audit committee.  At December 28, 2013, members of our audit committee are John W. Murrey, III, Chairman, Charles E. Brock, J. Don Brock, Walter W. Hubbard, Lowry F. Kline, Hilda W. Murray and Michael L. Owens.

Item 11.	EXECUTIVE COMPENSATION

The sections entitled "Compensation Discussion and Analysis", "Executive Compensation Information" and "Director Compensation" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held April 29, 2014 are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled "Principal Shareholders", as well as the the beneficial ownership table (and accompanying notes), in the Proxy Statement of the registrant for the annual meeting of shareholders to be held April 29, 2014 is incorporated herein by reference.

Equity Compensation Plan Information as of December 28, 2013

The following table sets forth information as to our equity compensation plans as of the end of the 2013 fiscal year:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of the outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans approved by security holders	759,995	(1)	$10.64	(2)	622,819

(1)	Does not include 525,799 shares issued but unvested Common Stock pursuant to restricted stock grants under our 2006 Stock Awards Plan, with a weighted-average grant date value of $6.64 per share.

(2)
Includes the aggregate weighted-average of (i) the exercise price per share for outstanding options to purchase 555,105 shares of Common Stock under our 2000 Stock Incentive Plan and 105,250 shares of Common Stock under our 2006 Stock Awards Plan and (ii) the price per share of the Common Stock on the grant date for each of 99,640 Performance Units issued under the Directors' Stock Plan (each unit equivalent to one share of Common Stock).

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section entitled "Certain Transactions Between the Company and Directors and Officers" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held April 29, 2014 is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled "Audit Fees Discussion" in the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held April 29, 2014 is incorporated herein by reference.

Table of Contents    27

PART IV.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1) The response to this portion of Item 15 is submitted as a separate section of this report.
(2) No financial statements required.
(3) Please refer to the Exhibit Index which is attached hereto.

(b)	Exhibits - The response to this portion of Item 15 is submitted as a separate section of this report. See Item 15(a) (3) above.

Table of Contents    28

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2014	The Dixie Group, Inc.

/s/ DANIEL K. FRIERSON
By: Daniel K. Frierson
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DANIEL K. FRIERSON	Chairman of the Board, Director and Chief Executive Officer	March 12, 2014
Daniel K. Frierson

/s/ JON A. FAULKNER	Vice President, Chief Financial Officer	March 12, 2014
Jon A. Faulkner

/s/ D. KENNEDY FRIERSON, JR.	Vice President, Chief Operating Officer and Director	March 12, 2014
D. Kennedy Frierson, Jr.

/s/ D. EUGENE LASATER	Controller	March 12, 2014
D. Eugene Lasater

/s/ CHARLES E. BROCK	Director	March 12, 2014
Charles E. Brock

/s/ J. DON BROCK	Director	March 12, 2014
J. Don Brock

/s/ WALTER W. HUBBARD	Director	March 12, 2014
Walter W. Hubbard

/s/ LOWRY F. KLINE	Director	March 12, 2014
Lowry F. Kline

/s/ HILDA S. MURRAY	Director	March 12, 2014
Hilda S. Murray

/s/ JOHN W. MURREY, III	Director	March 12, 2014
John W. Murrey, III

/s/ MICHAEL L. OWENS	Director	March 12, 2014
Michael L. Owens

Table of Contents    29

ANNUAL REPORT ON FORM 10-K

ITEM 8 AND ITEM 15(a)(1)

LIST OF FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 28, 2013

THE DIXIE GROUP, INC.

CHATTANOOGA, TENNESSEE

Table of Contents    30

FORM 10-K - ITEM 8 and ITEM 15(a)(1)

THE DIXIE GROUP, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of The Dixie Group, Inc. and subsidiaries are included in Item 8 and Item 15(a)(1):

Table of Contents    31

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.
Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures, as well as diverse interpretation of U. S. generally accepted accounting principles by accounting professionals.  It is also possible that internal control over financial reporting can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  These inherent limitations are known features of the financial reporting process; therefore, while it is possible to design into the process safeguards to reduce such risk, it is not possible to eliminate all risk. Our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on internal control over financial reporting as of December 28, 2013.
Management, including our principal executive officer and principal financial officer, has used the criteria set forth in the report entitled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) to evaluate the effectiveness of its internal control over financial reporting. Management has concluded that its internal control over financial reporting was effective as of December 28, 2013, based on those criteria.

Daniel K. Frierson
Chairman of the Board and
Chief Executive Officer

Jon A. Faulkner
Chief Financial Officer

Table of Contents    32

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Dixie Group, Inc.

We have audited The Dixie Group, Inc.'s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Dixie Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Dixie Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Dixie Group, Inc. as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2013 of The Dixie Group, Inc. and our report dated March 12, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 12, 2014

Table of Contents    33

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Dixie Group, Inc.

We have audited the accompanying consolidated balance sheets of The Dixie Group, Inc. as of December 28, 2013 and December 29, 2012, and the related consolidated statements of statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 28, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Dixie Group, Inc. at December 28, 2013 and December 29, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Dixie Group, Inc.'s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 12, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 12, 2014

Table of Contents    34

THE DIXIE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 28, 2013	December 29, 2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$255	$491
Receivables, net	44,063	32,469
Inventories	93,667	72,245
Deferred income taxes	6,622	5,615
Other current assets	5,182	4,235
TOTAL CURRENT ASSETS	149,789	115,055

PROPERTY, PLANT AND EQUIPMENT, NET	74,485	69,483
OTHER ASSETS	24,592	17,232
TOTAL ASSETS	$248,866	$201,770

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$21,679	$14,891
Accrued expenses	26,202	19,147
Current portion of long-term debt	6,229	4,059
TOTAL CURRENT LIABILITIES	54,110	38,097

LONG-TERM DEBT	101,759	80,166
DEFERRED INCOME TAXES	4,072	3,824
OTHER LONG-TERM LIABILITIES	18,154	15,637
TOTAL LIABILITIES	178,095	137,724

COMMITMENTS AND CONTINGENCIES (See Note 17)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 12,441,356 shares for 2013 and 12,173,961 shares for 2012	37,324	36,522
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 870,287 shares for 2013 and 952,784 shares for 2012	2,611	2,858
Additional paid-in capital	137,170	136,744
Accumulated deficit	(106,550)	(111,840)
Accumulated other comprehensive income (loss)	216	(238)
TOTAL STOCKHOLDERS' EQUITY	70,771	64,046
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$248,866	$201,770

See accompanying notes to the consolidated financial statements.

Table of Contents    35

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
NET SALES	$345,066	$266,372	$270,110
Cost of sales	259,427	201,000	204,604
GROSS PROFIT	85,639	65,372	65,506

Selling and administrative expenses	76,554	63,489	60,667
Other operating (income) expense, net	494	68	(266)
Facility consolidation and severance expenses, net	—	—	(563)
OPERATING INCOME	8,591	1,815	5,668

Interest expense	3,756	3,146	3,470
Other (income) expense, net	26	(277)	(75)
Refinancing expenses	94	—	317
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	4,715	(1,054)	1,956
Income tax provision (benefit)	(643)	(401)	684
INCOME (LOSS) FROM CONTINUING OPERATIONS	5,358	(653)	1,272
Loss from discontinued operations, net of tax	(68)	(274)	(286)
NET INCOME (LOSS)	$5,290	$(927)	$986

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.40	$(0.05)	$0.10
Discontinued operations	(0.01)	(0.02)	(0.02)
Net income (loss)	$0.39	$(0.07)	$0.08

BASIC SHARES OUTSTANDING	12,737	12,638	12,585

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.40	$(0.05)	$0.10
Discontinued operations	(0.01)	(0.02)	(0.02)
Net income (loss)	$0.39	$(0.07)	$0.08

DILUTED SHARES OUTSTANDING	12,852	12,638	12,623

DIVIDENDS PER SHARE:
Common Stock	$—	$—	$—
Class B Common Stock	—	—	—

See accompanying notes to the consolidated financial statements.

Table of Contents    36

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
NET INCOME (LOSS)	$5,290	$(927)	$986

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on interest rate swaps	236	(476)	(412)
Reclassification of loss into earnings from interest rate swaps	176	98	268
Amortization of unrealized loss on dedesignated interest rate swaps	98	289	93
Unrecognized net actuarial gain on postretirement benefit plans	20	20	67
Reclassification of net actuarial gain into earnings from postretirement benefit plans	(22)	(27)	(18)
Reclassification of prior service credits into earnings from postretirement benefit plans	(54)	(54)	(55)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	454	(150)	(57)

COMPREHENSIVE INCOME (LOSS)	$5,744	$(1,077)	$929

See accompanying notes to the consolidated financial statements.

Table of Contents    37

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$5,358	$(653)	$1,272
Loss from discontinued operations	(68)	(274)	(286)
Net income (loss)	5,290	(927)	986

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities, net of acquisitions:
Depreciation and amortization	10,262	9,396	9,649
Provision (benefit) for deferred income taxes	(1,037)	(643)	(254)
Net (gain) loss on property, plant and equipment disposals	195	(186)	37
Stock-based compensation expense	847	937	663
Excess tax benefits from stock-based compensation	(151)	—	—
Write-off of deferred financing costs	94	—	92
Changes in operating assets and liabilities:
Receivables	(11,479)	(3,296)	2,204
Inventories	(19,283)	(8,115)	(5,650)
Other current assets	(878)	(2,506)	(313)
Accounts payable and accrued expenses	11,642	1,455	(1,724)
Other operating assets and liabilities	(1,423)	(827)	(636)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(5,921)	(4,712)	5,054

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	48	187	5
Purchase of property, plant and equipment	(11,438)	(3,386)	(6,740)
Net cash paid in business acquisitions	(2,170)	(1,197)	—
NET CASH USED IN INVESTING ACTIVITIES	(13,560)	(4,396)	(6,735)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on previous credit line	—	—	(30,503)
Payments on previous term loan	—	—	(11,324)
Net borrowings on current credit line	25,152	7,316	52,806
Borrowings on current mortgage note payable	—	—	11,063
Payments on current mortgage note payable	(10,141)	(737)	(185)
Payments on previous mortgage note payable	—	—	(5,736)
Payments on note payable related to acquisition	(852)	(161)	—
Borrowings on equipment financing	4,312	5,003	1,794
Payments on equipment financing	(1,212)	(1,293)	(2,660)
Payments on capitalized leases	(688)	(204)	(360)
Borrowings on notes payable	2,429	795	733
Payments on notes payable	(851)	(746)	(609)
Payments on subordinated indebtedness	—	—	(12,162)
Change in outstanding checks in excess of cash	1,350	(205)	366
Proceeds from stock option exercises	190	—	—
Repurchases of Common Stock	(207)	(199)	(131)
Excess tax benefits from stock-based compensation	151	—	—
Payments for debt issuance costs	(388)	(268)	(1,357)
NET CASH PROVIDED BY FINANCING ACTIVITIES	19,245	9,301	1,735

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(236)	193	54
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	491	298	244
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$255	$491	$298

Table of Contents    38

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equipment purchased under capital leases	$1,865	$666	$14
Fair value of assets acquired in acquisitions	8,062	9,184	—
Liabilities assumed in acquisitions	(836)	(42)	—
Note payable related to acquisition	(3,749)	(5,500)	—
Accrued consideration related to acquisition	(1,307)	(2,445)	—

See accompanying notes to the consolidated financial statements.

Table of Contents    39

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 25, 2010	$35,926	$2,603	$135,831	$(111,899)	$(31)	$62,430
Repurchases of Common Stock - 29,069 shares	(87)	—	(44)	—	—	(131)
Restricted stock grants issued - 91,340 shares	211	63	(274)	—	—	—
Class B converted into Common Stock - 6,197 shares	18	(18)	—	—	—	—
Stock-based compensation expense	—	—	663	—	—	663
Reclassification of deferred compensation on Directors' stock	—	—	494	—	—	494
Net income	—	—	—	986	—	986
Other comprehensive loss	—	—	—	—	(57)	(57)
Balance at December 31, 2011	36,068	2,648	136,670	(110,913)	(88)	64,385
Repurchases of Common Stock - 50,444 shares	(151)	—	(48)	—	—	(199)
Restricted stock grants issued - 289,233 shares	609	258	(867)	—	—	—
Restricted stock grants forfeited - 17,229 shares	(52)	—	52	—	—	—
Class B converted into Common Stock - 15,925 shares	48	(48)	—	—	—	—
Stock-based compensation expense	—	—	937	—	—	937
Net loss	—	—	—	(927)	—	(927)
Other comprehensive loss	—	—	—	—	(150)	(150)
Balance at December 29, 2012	36,522	2,858	136,744	(111,840)	(238)	64,046
Common Stock issued - 50,464 shares	151	—	39	—	—	190
Repurchases of Common Stock - 38,815 shares	(116)	—	(91)	—	—	(207)
Restricted stock grants issued - 173,249 shares	346	174	(520)	—	—	—
Class B converted into Common Stock - 140,477 shares	421	(421)	—	—	—	—
Stock-based compensation expense	—	—	847	—	—	847
Excess tax benefits from stock-based compensation	—	—	151	—	—	151
Net income	—	—	—	5,290	—	5,290
Other comprehensive income	—	—	—	—	454	454
Balance at December 28, 2013	$37,324	$2,611	$137,170	$(106,550)	$216	$70,771

See accompanying notes to the consolidated financial statements.

Table of Contents    40

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

The Company's businesses consists principally of marketing, manufacturing and selling finished carpet and rugs.  The Company has one reportable segment, carpet and rug manufacturing. The Company sells carpet and rug products in both residential and commercial applications. Additionally, the Company provides manufacturing support to its carpet businesses through its separate processing operations.

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

Fiscal Year

The Company ends its fiscal year on the last Saturday of December.  All references herein to "2013," "2012," and "2011," mean the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively.  The year 2011 contained 53 weeks, all other years presented contained 52 weeks.

Reclassifications

The Company reclassified certain amounts in 2012 and 2011 to conform to the 2013 presentation.

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

Market Risk

The Company sells carpet to floorcovering retailers, the interior design, architectural and specifier communities and supplies carpet yarn and carpet dyeing and finishing services to certain manufacturers. The Company's customers are located principally throughout the United States.  One customer accounted for, as a percentage of net sales, approximately 13% in 2013, 9% in 2012 and 12% in 2011. No other customer accounted for more than 10% of net sales in 2013, 2012 or 2011, nor did the Company make a significant amount of sales to foreign countries during 2013, 2012 or 2011.

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

The first step in the goodwill assessment process is to identify potential goodwill impairments and involves a comparison of the carrying value of a reporting unit, including goodwill, to the fair value of the reporting unit.  The Company has identified its reporting units as its residential floorcovering business and commercial floorcovering business. For this purpose, the Company estimates fair value of the reporting unit based on expected current and future cash flows discounted at the Company's weighted-average cost of capital ("WACC").  Such an estimate necessarily involves judgments and assumptions concerning, among other matters, future sales and operating margins, as well as interest rates and other financial factors used to calculate the WACC.

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

Identifiable intangible assets with finite lives are generally amortized on a straight-line basis over their respective lives, which range from 10 to 20 years.

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

Treasury Stock

The Company classifies treasury stock as a reduction to Common Stock for the par value of such shares acquired and the difference between the par value and the price paid for each share recorded either entirely to retained earnings or to additional paid-in-capital for periods in which the Company does not have retained earnings. This presentation reflects the repurchased shares as authorized but unissued as prescribed by state statute.

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

Advertising Costs and Vendor Consideration

The Company engages in promotional and advertising programs that include rebates, discounts, points and cooperative advertising programs.  Expenses relating to these programs are charged to earnings during the period of the related benefits. These arrangements do not require significant estimates of costs.  Substantially all such expenses are recorded as a deduction from sales.  The cost of cooperative advertising programs is recorded as selling and administrative expenses when the Company can identify a tangible benefit associated with the program, and can reasonably estimate that the fair value of the benefit is equal to or greater than its cost.  The amount of advertising and promotion expenses included in selling and administrative expenses was not significant for the years 2013, 2012 or 2011.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, the Company is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. Since the new standard did not change the current requirements for reporting net income or other comprehensive income in the financial statements, the adoption of this ASU did not have a material effect on the Company's Consolidated Financial Statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210)—Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". The ASU clarifies that ordinary trade receivables and payables are not in the scope of ASU No. 2011-11. ASU No. 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Codification or subject to a master netting arrangement or similar agreement. The effective date is the same as the effective date of ASU 2011-11. The Company does not expect that the adoption of these ASUs will have a material effect on the Company's Consolidated Financial Statements.

In July 2012, the FASB issued ASU No. 2012-02, "Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, "Intangibles--Goodwill and Other, General Intangibles Other than Goodwill." Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this ASU did not have a a material effect on the Company’s Consolidated Financial Statements.

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

In July 2013, the FASB issued ASU No. 2013-10, "Derivatives and Hedging (Topic 815) - Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes". This ASU allows the use of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a benchmark interest rate for hedge accounting purposes in addition to interest rates on direct Treasury obligations of the United States government and LIBOR. In addition, the ASU removes the restriction on using different benchmark rates for similar hedges. The ASU became effective on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this ASU did not have a material effect on the Company's Consolidated Financial Statements.

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

NOTE 2 - RECEIVABLES, NET

Receivables are summarized as follows:

	2013	2012
Customers, trade	$41,898	$31,043
Other receivables	2,306	1,642
Gross receivables	44,204	32,685
Less allowance for doubtful accounts	(141)	(216)
Net receivables	$44,063	$32,469

NOTE 3 - INVENTORIES

Inventories are summarized as follows:

	2013	2012
Raw materials	$31,864	$23,002
Work-in-process	16,880	13,786
Finished goods	57,983	49,251
Supplies, repair parts and other	566	470
LIFO reserve	(13,626)	(14,264)
Total inventories	$93,667	$72,245

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	2013	2012
Land and improvements	$7,231	$6,950
Buildings and improvement	50,627	50,293
Machinery and equipment	149,040	137,432
	206,898	194,675
Accumulated depreciation	(132,413)	(125,192)
Property, plant and equipment, net	$74,485	$69,483

Depreciation of property, plant and equipment, including amounts for capital leases, totaled $9,866 in 2013, $9,070 in 2012 and $9,417 in 2011.

NOTE 5 - ACQUISITIONS

2013 Acquisition

On June 30, 2013, the Company acquired Robertex Associates, Inc. ("Robertex") from Robert P. Rothman. The Company acquired all the outstanding shares of capital stock of Robertex for an aggregate purchase price of $7,334, which included cash, a seller-financed note and an accrued contingent liability. The seller-financed note consists of five annual payments of principal and interest. The accrued contingent liability is payable in five annual payments based upon incremental growth in gross margins of selected products for five years subsequent to the acquisition. The Company has incurred direct incremental costs of approximately $350 related to this acquisition. These incremental costs are classified in selling and administrative expenses in the Company's Consolidated Statements of Operations.

This acquisition is designed to increase the Company's market share in the wool markets it currently serves. Robertex produces wool floorcovering products under its Robertex and Carousel brands.

Table of Contents    45

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

The purchase price consideration was as follows:

Cash paid	$2,278
Seller-financed note	3,749
Contingent consideration	1,307
Total purchase price	$7,334

The acquisition has been accounted for as a business combination which requires, among other things, that assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The acquisition did not represent a material business combination. The following table summarizes the estimates of fair values of the assets acquired and liabilities assumed as of June 30, 2013 based on the purchase price allocation. The components of the purchase price allocation consisted of the following:

Cash	$108
Accounts receivable	115
Inventory	2,139
Other current assets	14
Property, plant and equipment	1,863
Definite-lived intangible assets	2,222
Goodwill	1,709
Accounts payable	(643)
Accrued expenses	(193)
Total purchase price	$7,334

2012 Acquisitions

On November 2, 2012, the Company acquired a continuous carpet dyeing facility ("Colormaster") in Calhoun, Georgia from Lineage PCR, Inc. for $6,562 which included cash, a seller financed note and the fair value of a five-year below market agreement to process certain of the seller's products on a commission basis. The Company incurred direct, incremental costs of $269 related to the acquisition which were expensed as incurred and included in general and administrative expenses in the Company's Consolidated Financial Statements. With the acquisition of these continuous dyeing assets, the Company is moving a significant volume of its dyeing production from its more costly beck dyeing assets as well as develop future products that utilize the continuous dye process.

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

Property, plant and equipment	$6,371
Inventory	173
Supplies	18
Purchase price	$6,562

Table of Contents    46

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

On November 28, 2012, the Company acquired the specialized wool rug tufting equipment and related business ("Crown Rug") from Crown Manufacturing, Inc. for $2,580 which included cash, deferred payments and an accrued contingent liability. The deferred payment is payable in three equal annual installments and the accrued contingent liability is three annual payments based on sales volumes each year. The Company incurred direct incremental costs of $49 related to this acquisition and is classified in general and administrative expenses in the Company's Consolidated Financial Statements. This acquisition was designed to move and utilize the acquired assets in the Company's facilities to meet internal requirements as well as to enter certain other markets not currently served by the Company. Prior to the acquisition of these assets from Crown Manufacturing, the Company's requirements for products comprised a significant portion of the related machinery capacity at Crown Manufacturing.

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

Property, plant and equipment	$590
Definite-lived intangible assets	352
Goodwill	1,680
Accrued payable	(42)
Purchase price	$2,580

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill for the years ended 2013 and 2012 are as follows:

	Goodwill	Accumulated Impairment Losses	Net
Balance at December 31, 2011	$—	$—	$—
Additional goodwill recognized during the period (1)	1,680	—	1,680
Impairment losses recognized during the period	—	—	—
Other changes in the carrying amounts during the period	—	—	—
Balance at December 29, 2012	1,680	—	1,680
Additional goodwill recognized during the period (2)	1,709	—	1,709
Impairment losses recognized during the period	—	—	—
Other changes in the carrying amounts during the period	—	—	—
Balance at December 28, 2013	$3,389	$—	$3,389

(1) During 2012, the Company recorded goodwill related to the Crown Rug acquisition.
(2) During 2013, the Company recorded goodwill related to the Robertex acquisition.

Table of Contents    47

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

The following table represents the details of the Company's intangible assets for years ended 2013 and 2012:

Intangible assets subject to amortization:

	2013			2012
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$1,062	$(40)	$1,022	$208	$—	$208
Rug design coding	144	(14)	130	144	—	144
Trade names	1,368	(34)	1,334	—	—	—
Total	$2,574	$(88)	$2,486	$352	$—	$352

Amortization expense for intangible assets is summarized as follows:

	2013	2012	2011
Customer relationships	$40	$—	$—
Rug design coding	14	—	—
Trade names	34	—	—
Amortization expense	$88	$—	$—

The estimated future amortization expense during each of the next five fiscal years is as follows:

Year	Amount
2014	$146
2015	146
2016	146
2017	146
2018	146
Thereafter	1,756

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	2013	2012
Compensation and benefits (1)	$8,233	$5,637
Provision for customer rebates, claims and allowances	6,202	4,389
Outstanding checks in excess of cash	3,873	2,523
Other	7,894	6,598
Total accrued expenses	$26,202	$19,147

(1)	Includes a liability related to the Company's self-insured Workers' Compensation program. This program is collateralized by letters of credit in the aggregate amount of $1,717.

Table of Contents    48

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

	2013	2012
Warranty reserve at beginning of year	$1,297	$1,219
Warranty liabilities accrued	4,330	3,122
Warranty liabilities settled	(3,905)	(3,118)
Changes for pre-existing warranty liabilities	128	74
Warranty reserve at end of year	$1,850	$1,297

NOTE 9 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	2013	2012
Revolving credit facility	$85,274	$60,122
Mortgage note payable	—	10,141
Obligation to Development Authority of Gordon County	4,447	5,339
Note payable - Robertex acquisition	3,789	—
Equipment notes payable	7,987	5,071
Notes payable	2,210	632
Capital lease obligations	4,281	2,920
Total long-term debt	107,988	84,225
Less: current portion of long-term debt	(6,229)	(4,059)
Total long-term debt, less current portion	$101,759	$80,166

Revolving Credit Facility

Senior Credit Facility

On September 14, 2011, the Company entered into a five-year, secured revolving credit facility (the "senior credit facility"). The senior credit facility provided for a maximum of $90,000 of revolving credit, subject to borrowing base availability, including limited amounts of credit in the form of letters of credit and swingline loans. The borrowing base was equal to specified percentages of the Company's eligible accounts receivable, inventories and fixed assets less reserves established, from time to time, by the administrative agent under the senior credit facility. The Company can use the proceeds of the senior credit facility for general corporate purposes, including financing acquisitions and refinancing other indebtedness.

At the Company's election, revolving loans under the senior credit facility bore interest at annual rates equal to either (a) LIBOR for 1, 2 or 3 month periods, as selected by the Company, plus an applicable margin of either 2.00% or 2.25%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate, plus an applicable margin of either 1.00% or 1.50%. The applicable margin was determined based on availability under the senior credit facility with margins increasing as availability decreases. The Company also paid an unused line fee on the average amount by which the aggregate commitments exceed utilization of the senior credit facility equal to 0.375% per annum.

The senior credit facility included certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations, including limitations on debt, liens, investments, fundamental changes in the Company's business, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, payments and modifications of certain existing debt, future negative pledges, and changes in the nature of the Company's business. The Company was also required to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability was less than $10,000.

Table of Contents    49

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Amended Senior Credit Facility

As amended, the Company's senior credit facility ("amended senior credit facility") provides for a maximum of $130,000 of revolving credit, subject to borrowing base availability. The borrowing base is currently equal to specified percentages of the Company's eligible accounts receivable, inventories, fixed assets and real property less reserves established, from time to time, by the administrative agent under the facility. In addition, the term of the facility was extended to August 1, 2018.

At the Company's election, revolving loans under the amended senior credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2 or 3 month periods, as selected by the Company, plus an applicable margin of either 1.50%, 1.75% or 2.00%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate plus 1.00%, plus an applicable margin of either 0.50%, 0.75% or 1.00%. The applicable margin is determined based on availability under the amended senior credit facility with margins increasing as availability decreases. The Company continues to pay an unused line fee on the average amount by which the aggregate commitments exceed utilization of the senior credit facility equal to 0.375% per annum.

The amended senior credit facility continues to include certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations. The amended senior credit facility requires that Company maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability is less than $14,440. At December 28, 2013, the Company is in compliance with the amended senior credit facility's covenants.

Average Interest Rates and Availability

The weighted-average interest rate on borrowings outstanding under these facilities was 2.66% at December 28, 2013 and 3.59% at December 29, 2012. As of December 28, 2013, the unused borrowing availability under the amended senior credit facility was $32,618.

Mortgage Note Payable

On April 1, 2013, the Company terminated its five-year $11,063 mortgage loan which had a balance of $9,833. The mortgage loan was secured by the Company's Susan Street real estate and liens secondary to the senior credit facility. The mortgage loan was scheduled to mature on September 13, 2016. Prior to the termination, the mortgage loan bore interest at a variable rate equal to one month LIBOR plus 3.00% and was payable in equal monthly installments of principal of $61, plus interest calculated on the declining balance of the mortgage loan, with a final payment of $7,436 due on maturity.

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

Note Payable - Robertex Acquisition

Only July 1, 2013, the Company signed a 4.50% seller-financed note of $4,000, which was recorded at a fair value of $3,749, with Robert P. Rothman related to the acquisition of Robertex Associates, LLC ("Robertex") in Calhoun, Georgia. The note is payable in five annual installments of principal of $800 plus interest. The note matures June 30, 2018.

Deferred Financing Costs and Refinancing Expenses

In connection with the amendments in 2013 and 2012, the Company incurred additional financing costs of $351 and $28, respectively, that are being amortized over the remaining term of the facility. In addition, the Company incurred $37 of financing costs related to an equipment note payable. Additionally in 2013, the Company recognized $94 of refinancing expenses related to the write-off of previously deferred financing costs related to the Company's mortgage note payable. During 2012, the Company incurred $187 in financing costs related to the obligations to the Authority that is being amortized over the term of the obligation. As a result of the refinancing in 2011, the Company paid $1,410 in financing cost that is being amortized over the term of the senior credit facility and the mortgage loan. Additionally in 2011, the Company recognized $317 of refinancing expenses of which $92 related to the write-off of previously deferred financing costs and $225 related to fees paid to 3rd parties in connection with the new senior credit facility and mortgage loan.

Table of Contents    50

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Equipment Notes Payable

The terms of the Company's equipment financing notes are as follows:

Instrument	Interest Rate	Term (Months)	Principal and Interest Payments	Frequency	Maturity Date
Note Payable - Equipment	6.85%	84	$38	Monthly	May 1, 2014
Note Payable - Equipment	7.72%	48	2	Monthly	June 1, 2014
Note Payable - Equipment	2.00%	60	38	Monthly	August 1, 2016
Note Payable - Equipment	5.94%	75	41	Monthly	February 1, 2019
Note Payable - Equipment	1.00%	84	18	Monthly	June 14, 2020
Note Payable - Equipment	6.84%	60	3	Monthly	July 1, 2018
Note Payable - Equipment	6.86%	60	49	Monthly	October 1, 2018

In connection with certain of the equipment financing notes, the Company is required to maintain funds in a separate escrow account. At December 28, 2013 and December 29, 2012, the balances held were $1,401 and $2,048, respectively, and are included in other current assets on the Company’s consolidated balance sheets. The Company's equipment financing notes are secured by the specific equipment financed and do not contain any financial covenants.

Capital Lease Obligations

The terms of the Company's capitalized lease obligations are as follows:

Instrument	Interest Rate	Term (Months)	Principal and Interest Payments	Frequency	Maturity Date
Capital Lease - Equipment	7.04%	84	$8	Monthly	December 1, 2015
Capital Lease - Equipment	7.40%	48	4	Monthly	June 1, 2014
Capital Lease - Equipment	2.90%	60	11	Monthly	August 1, 2017
Capital Lease - Equipment	4.76%	72	32	Monthly	October 1, 2018
Capital Lease - Equipment	5.74%	56	2	Monthly	October 1, 2017
Capital Lease - Equipment	5.90%	60	7	Monthly	April 1, 2018
Capital Lease - Equipment	5.75%	60	7	Monthly	July 1, 2018
Capital Lease - Equipment	4.88%	48	16	Quarterly	April 1, 2017
Capital Lease - Equipment	7.04%	60	8	Monthly	October 1, 2018
Capital Lease - Equipment	5.10%	60	3	Monthly	November 1, 2018

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Interest Payments and Debt Maturities

Interest payments for continuing operations were $3,067 in 2013, $2,795 in 2012, and $3,338 in 2011. Maturities of long-term debt for periods following December 28, 2013 are as follows:

	Long-Term Debt	Capital Leases	Total
		(See Note 17)
2014	$5,392	$837	$6,229
2015	3,835	877	4,712
2016	3,842	801	4,643
2017	3,182	761	3,943
2018	87,053	1,005	88,058
Thereafter	403	—	403
Total	$103,707	$4,281	$107,988

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

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Balance Sheets as of December 28, 2013 and December 29, 2012:

	2013	2012	Fair Value Hierarchy Level
Assets:
Rabbi trust (1)	$14,242	$11,894	Level 2
Interest rate swaps (2)	556	—	Level 2

Liabilities:
Interest rate swaps (2)	$813	$1,086	Level 2
Deferred compensation plan (3)	13,210	11,066	Level 1
Contingent consideration (4)	2,751	1,928	Level 3

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

(4)
As a result of the Colormaster and Crown Rug acquisitions in 2012 and the Robertex acquisition in 2013, the Company recorded contingent consideration liabilities at fair value. These fair value measurements were based on calculations that utilize significant inputs not observable in the market including forecasted revenues, gross margins and discount rates and thus represent Level 3 measurements.

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

Changes in the fair value measurements using significant unobservable inputs (Level 3) during the years ending December 28, 2013 and December 29, 2012 were as follows:

	2013	2012
Beginning balance	$1,928	$—
Contingent consideration liabilities recorded at fair value at acquisition	1,307	1,974
Fair value adjustments	(23)	—
Settlements	(461)	(46)
Ending balance	$2,751	$1,928

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during 2013 or 2012. If any, the Company recognizes the transfers in or transfers out at the end of the reporting period.

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	2013		2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$255	$255	$491	$491
Notes receivable, including current portion	282	282	307	307
Interest rate swaps	556	556	—	—
Financial Liabilities:
Long-term debt and capital leases, including current portion	107,988	101,752	84,225	80,174
Interest rate swaps	813	813	1,086	1,086

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

The following is a summary of the Company's interest rate swaps as of December 28, 2013:

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

On September 14, 2011, the Company refinanced its senior revolving credit facility and entered into a new mortgage note payable. The Company had two interest rate swaps that were designated as cash flow hedges of the interest rate risk created by the variable interest rate paid on the revolving credit facility which matured on May 11, 2013 and the mortgage note payable

Table of Contents    53

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

which matured on April 1, 2013. At the time of refinancing, the Company simultaneously dedesignated and redesignated these swaps as cash flow hedges. At the time of the refinancing, the interest rate swaps had a negative fair value and were presented as accrued expenses and other liabilities on the Company's Consolidated Balance Sheets. The related accumulated other comprehensive loss of the swaps was frozen at the time of the refinancing and was amortized into interest expense through the maturity dates of the cash flow hedges. The accumulated loss had an unamortized balance of $779 and $0 at September 14, 2011 and December 28, 2013, respectively. The Company amortized $158, $467 and $150 of losses into earnings related to these two interest rate swaps during 2013, 2012 and 2011, respectively.

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

The following table summarizes the fair values of derivative instruments included in the Company's Consolidated Balance Sheets:

	Location on Consolidated Balance Sheets	Fair Value
		2013	2012
Asset Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Other Assets	$556	$—

Derivatives not designated as hedging instruments:
Interest rate swaptions	Other Assets	—	—
Total Asset Derivatives		$556	$—

Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued Expenses	$328	$439
Interest rate swaps, long term portion	Other Long-Term Liabilities	485	647
Total Liability Derivatives		$813	$1,086

The following tables summarize the pre-tax impact of derivative instruments on the Company's financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	2013	2012	2011
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$381	$(767)	$(665)

	Amount of Gain or (Loss) Reclassified from AOCIL on the effective portion into Income (1)(2)
	2013	2012	2011
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(442)	$(625)	$(583)

	Amount of Gain or (Loss) Recognized on the ineffective portion in Income on Derivative (3)
	2013	2012	2011
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$—	$—	$—

Table of Contents    54

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

	Amount of Gain or (Loss) Recognized in Income on Derivative (4)
	2013	2012	2011
Derivatives not designated as hedging instruments:
Interest rate swaptions	$—	$87	$43

(1)	The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's Consolidated Statements of Operations.

(2)	The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to fiscal 2013 is $328.

(3)	The amount of gain (loss) recognized in income on the ineffective portion of interest rate swaps is included in other (income) expense, net on the Company's Consolidated Statements of Operations.

(4)	The amount of gain (loss) recognized in income for derivatives not designated as hedging instruments is included in other (income) expense, net on the Company's Consolidated Statements of Operations.

NOTE 12 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers a significant portion, or approximately 82% of the Company's associates. This plan was modified in 2012 compared with prior years to include a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. The Company elected not to match participants' contributions in 2011. Matching contribution expense for this 401(k) plan was $610 for 2013 and $247 for 2012.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers those associates at one facility who are under a collective-bargaining agreement, or approximately 18% of the Company's associates. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $86 in 2013, $78 in 2012 and $87 in 2011.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation.  The obligations owed to participants under this plan were $13,210 at December 28, 2013 and $11,066 at December 29, 2012 and are included in other long-term liabilities in the Company's Consolidated Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors.  The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan.  Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $14,242 at December 28, 2013 and $11,894 at December 29, 2012 and is included in other assets in the Company's Consolidated Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. These union-represented employees represented approximately 18% of the Company's total employees. The risks of participating in multi-employer plans are different from single-employer plans. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If the Company chooses to stop participating in the multi-employer plan, the Company may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company's participation in the multi-employer pension plan for 2013 is provided in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number (EIN) and the three digit plan number. The most recent Pension Protection Act (PPA) zone status available in 2013 and 2012 is for the plan's year-end at 2012 and 2011, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates a plan for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject.

Table of Contents    55

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented (1)	Contributions (2)			Surcharge Imposed (1)	Expiration Date of Collective-Bargaining Agreement
		2013	2012		2013	2012	2011
The Pension Plan of the National Retirement Fund	13-6130178 - 001	Red	Red	Implemented	$279	$256	$292	Yes	6/8/2014

(1) The collective-bargaining agreement requires the Company to contribute to the plan at the rate of $0.37 per compensated hour for each covered employee during the life of the collective-bargaining agreement. The Company will make additional contributions, as mandated by law, in accordance with the agreed to schedule for the fund's 2010 Rehabilitation Plan. The Rehabilitation Plan was effective June 1, 2010 and requires a surcharge equal to $0.02 per hour (from $0.37 to $0.39) effective June 1, 2010 - May 31, 2011, a surcharge equal to $0.05 per hour (from $0.37 to $0.42) effective June 1, 2011 - May 31, 2012 a surcharge equal to $0.08 per hour (from $0.37 to $0.45) effective June 1, 2012 to May 31, 2013 and a surcharge equal to $0.10 per hour (from $0.37 to $0.47) effective June 1, 2013 to May 31, 2014. Based upon current employment and benefit levels, the Company's contributions to the multi-employer pension plan are expected to be approximately $284 for 2014.
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

Information about the benefit obligation and funded status of the Company's postretirement benefit plans is summarized as follows:

	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$694	$733
Service cost	7	7
Interest cost	23	26
Participant contributions	15	15
Actuarial gain	(137)	(80)
Benefits paid	(5)	(11)
Medicare Part D subsidy	1	4
Benefit obligation at end of year	598	694

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	(11)	(8)
Participant contributions	15	15
Benefits paid	(5)	(11)
Medicare Part D subsidy	1	4
Fair value of plan assets at end of year	—	—
Unfunded amount	$(598)	$(694)

Table of Contents    56

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

The balance sheet classification of the Company's liability for postretirement benefit plans is summarized as follows:

	2013	2012
Accrued expenses	$18	$17
Other long-term liabilities	580	677
Total liability	$598	$694

Benefits expected to be paid on behalf of associates for postretirement benefit plans during the period 2014 through 2023 are summarized as follows:

Years	Postretirement Plans
2014	$18
2015	18
2016	18
2017	18
2018	18
2019 - 2023	96

Assumptions used to determine benefit obligations of the Company's postretirement benefit plans are summarized as follows:

	2013	2012
Weighted-average assumptions as of year-end:
Discount rate (benefit obligations)	3.16%	2.81%

Assumptions used and related effects of health care cost are summarized as follows:

	2013	2012
Health care cost trend assumed for next year	8.00%	9.00%
Rate to which the cost trend is assumed to decline	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2017	2017

The effect of a 1% change in the health care cost trend on the Company's postretirement benefit plans is summarized as follows:

	2013		2012
	1% Increase	1% Decrease	1% Increase	1% Decrease
Accumulated postretirement benefit obligation	$4	$(3)	$3	$(3)

Components of net periodic benefit cost (credit) for all postretirement plans are summarized as follows:

	2013	2012	2011
Service cost	$7	$7	$7
Interest cost	23	26	33
Amortization of prior service credits	(88)	(88)	(88)
Recognized net actuarial gains	(35)	(45)	(29)
Settlement gain	(105)	(48)	(12)
Net periodic benefit cost (credit)	$(198)	$(148)	$(89)

Table of Contents    57

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Pre-tax amounts included in AOCIL for the Company's postretirement benefit plans at 2013 are summarized as follows:

	Postretirement Benefit Plans
	Balance at 2013	2014 Expected Amortization
Prior service credits	$(190)	$(88)
Unrecognized actuarial gains	(397)	(39)
Totals	$(587)	$(127)

NOTE 13 - INCOME TAXES

The provision (benefit) for income taxes on income (loss) from continuing operations consists of the following:

	2013	2012	2011
Current
Federal	$216	$154	$725
State	178	88	213
Total current	394	242	938

Deferred
Federal	(955)	(592)	(234)
State	(82)	(51)	(20)
Total deferred	(1,037)	(643)	(254)
Income tax provision (benefit)	$(643)	$(401)	$684

Differences between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before taxes are summarized as follows:

	2013	2012	2011
Federal statutory rate	35%	35%	35%
Statutory rate applied to income (loss) from continuing operations before taxes	$1,650	$(369)	$684
Plus state income taxes, net of federal tax effect	96	24	130
Total statutory provision (benefit)	1,746	(345)	814
Increase (decrease) attributable to:
Nondeductible meals and entertainment	112	88	83
Domestic production activities deduction	(208)	—	—
Federal tax credits	(1,326)	—	(179)
Goodwill	283	—	—
Change in valuation allowance	(1,190)	—	—
Non-taxable insurance proceeds	(71)	—	(174)
Stock-based compensation	—	14	61
Other items	11	(158)	79
Total tax provision (benefit)	$(643)	$(401)	$684

During 2013, the Company reversed $1,190 of previously established reserves related to state income tax loss carryforwards and state income tax credit carryforwards. The reversal of the reserves was based on a number of factors including current and future earnings assumptions by taxing jurisdiction. Additionally, 2013 included certain tax credits of approximately $520 related to 2009 - 2011 determined to be available for utilization and $304 of 2012 research and development tax credits that could not be recognized until the extension of the credit was approved by Congress in 2013.

Table of Contents    58

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

The Company’s 2012 effective income tax benefit rate varied from statutory rates primarily as a result of adjustments to estimates used in the 2011 estimated tax calculations versus amounts used in the subsequent tax return filing for the 2011 period; net of the effects of permanent differences on the lower level of pre-tax earnings in the 2012 tax calculations.

During 2011, the Company agreed upon a settlement associated with an Internal Revenue Service audit for tax years 2004 through 2009. This settlement agreement resulted in a payable of approximately $1,300 related to certain temporary differences between the carrying amounts of assets for financial reporting purposes and the tax basis of those assets. Thus, the settlement agreement resulted in an increase in deferred tax assets and had no material impact on earnings. The settlement payment was paid in 2012.

Income tax payments, net of income tax refunds received for continuing and discontinued operations were $58 in 2013, $1,318 in 2012 and $97 in 2011.

Significant components of the Company's deferred tax assets and liabilities are as follows:

	2013	2012
Deferred tax assets:
Inventories	$2,226	$2,324
Retirement benefits	3,408	3,464
Federal/State net operating losses	2,936	3,221
Federal/State tax credit carryforwards	1,740	2,111
Allowances for bad debts, claims and discounts	2,527	1,845
Other	5,279	5,497
Total deferred tax assets	18,116	18,462
Valuation allowance	(3,748)	(4,938)
Net deferred tax assets	14,368	13,524

Deferred tax liabilities:
Property, plant and equipment	11,818	11,733
Total deferred tax liabilities	11,818	11,733

Net deferred tax asset	$2,550	$1,791

Balance sheet classification:	2013	2012
Current deferred tax assets	$6,622	$5,615
Non-current deferred tax liabilities	4,072	3,824
Net deferred tax asset	$2,550	$1,791

At December 28, 2013, $2,936 of deferred tax assets related to approximately $67,222 of state tax net operating loss carryforwards and $1,740 state tax credit carryforwards were available to the Company that will expire in five to ten years.  A valuation allowance of $3,748 is recorded to reflect the estimated amount of deferred tax assets that may not be realized during the carryforward periods. At December 28, 2013, the Company is in a net deferred tax asset position of $2,550. The Company performed an analysis related to the net deferred tax asset and believes that the net tax asset is recoverable in future periods.

Tax Uncertainties

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $291 at December 28, 2013 and $5 at December 29, 2012.  There were no significant interest or penalties accrued as of December 28, 2013 or December 29, 2012.  The Company does not expect its unrecognized tax benefits to change significantly during the next twelve months.

Table of Contents    59

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

The following is a summary of the change in the Company's unrecognized tax benefits:

	2013	2012	2011
Balance at beginning of year	$5	$16	$47
Additions based on tax positions taken during a prior period	250	—	—
Additions based on tax positions taken during a current period	41	—	—
Reductions related to settlement of tax matters	—	—	(17)
Reductions related to a lapse of applicable statute of limitations	(5)	(11)	(14)
Balance at end of year	$291	$5	$16

The Company and its subsidiaries are subject to United States federal income taxes, as well as income taxes in a number of state jurisdictions.  The tax years subsequent to 2009 remain open to examination for U.S. federal income taxes.  The majority of state jurisdictions remain open for tax years subsequent to 2009.  A few state jurisdictions remain open to examination for tax years subsequent to 2008.

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

Earnings Per Share

The Company's unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities and should be included in the computation of earnings per share.  For 2012, these participating securities were not included in the determination of EPS because to do so would be anti-dilutive.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	2013	2012	2011
Basic earnings (loss) per share:
Income (loss) from continuing operations	$5,358	$(653)	$1,272
Less: Allocation of earnings to participating securities	(212)	—	(31)
Income (loss) from continuing operations available to common shareholders - basic	$5,146	$(653)	$1,241
Basic weighted-average shares outstanding (1)	12,737	12,638	12,585
Basic earnings (loss) per share - continuing operations	$0.40	$(0.05)	$0.10

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to common shareholders - basic	$5,146	$(653)	$1,241
Add: Undistributed earnings reallocated to unvested shareholders	2	—	—
Income (loss) from continuing operations available to common shareholders - basic	$5,148	$(653)	$1,241
Basic weighted-average shares outstanding (1)	12,737	12,638	12,585
Effect of dilutive securities:
Stock options (2)	54	—	1
Directors' stock performance units (2)	61	—	37
Diluted weighted-average shares outstanding (1)(2)	12,852	12,638	12,623
Diluted earnings (loss) per share - continuing operations	$0.40	$(0.05)	$0.10

(1)	Includes Common and Class B Common shares, less shares held in treasury, in thousands.

(2)
Because their effects are anti-dilutive, shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock at the end of the relevant period, directors' stock performance units, and shares issuable on conversion of subordinated debentures into shares of Common Stock have been excluded.  Aggregate shares excluded were 510 in 2013, 827 shares in 2012 and 1,337 shares in 2011.

NOTE 15 - STOCK PLANS AND STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Financial Statements.  The number of shares to be issued is determined by dividing the specified dollar value of the award by the market value per share on the grant date.  Pursuant to a policy adopted by the Compensation Committee of the Board of Directors applicable to awards granted for years 2009 through 2013, $5.00 per share will be used as the market value per share to calculate the number of shares to be issued if the market value per share is less than $5.00 per share on the grant date. The Company's stock compensation expense was $847 for 2013, $937 for 2012 and $663 for 2011.

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

On April 30, 2013, the Company's shareholders' approved the amendment of the 2006 Plan to increase the number of shares that may be issued under the plan from 1,300,000 to 1,800,000.

Table of Contents    61

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Restricted Stock Awards

Each executive officer has the opportunity to earn a Primary Long-Term Incentive Award of restricted stock and separately receive an award of restricted stock denominated as “Career Shares.”  The number of shares issued, if any, is based on the market price of the Company’s Common Stock at the time of grant of the award, subject to a $5.00 per share minimum value.  Primary Long-Term Incentive Awards vest over 3 years, and Career Shares vest when the participant becomes qualified to retire from the Company at 60 years of age and has retained the Career Shares for 2 years following the grant date.

During 2013, the Company issued 173,249 shares of restricted stock to officers and other key employees. The grant-date fair value of the awards was $899, or $5.190 per share, and will be recognized as stock compensation expense over the vesting periods which range from 2 to 14 years from the date the awards were granted. Each award is subject to a continued service condition. The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

During 2012, the Company issued 241,233 shares of restricted stock to officers and other key employees.  The grant-date fair value of the awards was $998, or $4.135 per share, and will be recognized as stock compensation expense over the vesting periods which range from 2 to 15 years from the date the awards were granted.  Additionally, the Company issued 48,000 shares of restricted stock to certain key employees. The grant-date fair value of the awards was $156, or $3.255 per share, and will be recognized as stock compensation over a 4 year vesting period from the date the awards were granted. Each award is subject to a continued service condition. The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

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

Table of Contents    62

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Restricted stock activity for the three years ended December 28, 2013 is summarized as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 25, 2010	301,179	$8.61
Granted	91,340	4.57
Vested	(85,990)	6.51
Forfeited	—	—
Outstanding at December 31, 2011	306,529	8.00
Granted	289,233	3.99
Vested	(113,647)	4.20
Forfeited	(17,229)	4.14
Outstanding at December 29, 2012	464,886	6.57
Granted	173,249	5.19
Vested	(112,336)	4.15
Forfeited	—	—
Outstanding at December 28, 2013	525,799	$6.64

As of December 28, 2013, unrecognized compensation cost related to unvested restricted stock was $1,260. That cost is expected to be recognized over a weighted-average period of 4.2 years.  The total fair value of shares vested was approximately $669, $439 and $385 during the year 2013, 2012 and 2011, respectively.

Stock Performance Units

The Company's non-employee directors receive an annual retainer of $12 in cash and $12 in value of Stock Performance Units (subject to a $5.00 minimum per unit, for 2013, 2012 and 2011) under the Director's Stock Plan.  The market value at the date of the grants in 2010 was above $5.00 per share; therefore, there was no reduction in the number of units issued.  Units in 2012 and 2011 were reduced to reflect the $5.00 per share minimum. Upon retirement, the Company issues the number of shares of Common Stock equivalent to the number of Stock Performance Units held by non-employee directors at that time.  As of December 28, 2013, 99,640 Stock Performance Units were outstanding under this plan.

Stock Purchase Plan

The Company has a stock purchase plan which authorizes 108,000 shares of Common Stock for purchase by supervisory associates at the market price prevailing at the time of purchase.  At December 28, 2013, 27,480 shares remained available for issuance under the plan.  Shares sold under this plan are held in escrow until paid for and are subject to repurchase agreements which give the Company a right of first refusal to purchase the shares if they are subsequently sold.  No shares were sold under the plan in 2013, 2012 or 2011.

Stock Options

All stock options issued under the Company's 2000 Plan were exercisable generally at a cumulative rate of 25% per year after the second year from the date the options were granted.  Options granted under the Company's 2006 Plan are exercisable for periods determined at the time the awards are granted.  Effective 2009, the Company established a $5.00 minimum exercise price on all options granted. No options were granted during 2013, 2012 or 2011.

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

Table of Contents    63

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Option activity for the three years ended December 28, 2013 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Fair Value of Options Granted During the Year
Outstanding at December 25, 2010	786,728	$10.91	$—
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at December 31, 2011	786,728	10.91	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	(89,321)	10.20	—
Outstanding at December 29, 2012	697,407	11.00	—
Granted	—	—	—
Exercised	(37,052)	5.15	—
Forfeited	—	—	—
Outstanding at December 28, 2013	660,355	$11.33	$—

Options exercisable at:
December 31, 2011	682,478	$11.81	—
December 29, 2012	638,407	11.56	—
December 28, 2013	630,855	11.63	—

The following table summarizes information about stock options at December 28, 2013:

Options Outstanding
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price
$4.20 - $5.00	126,750	5.1	years	$4.93
$6.96 - $6.96	83,435	1.3	years	6.96
$11.85 - $17.58	450,170	1.4	years	13.94
$3.875 - $17.58	660,355	2.1	years	$11.33

Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price
$4.20 - $5.00	97,250	4.8	years	$4.91
$6.96 - $6.96	83,435	1.3	years	6.96
$11.85 - $17.58	450,170	1.4	years	13.94
$3.875 - $17.58	630,855	1.9	years	$11.63

At December 28, 2013, the market value of all outstanding stock options exceeded their exercise price by $502 and the market value of exercisable stock options exceeded their exercise price by $293. At December 28, 2013, unrecognized compensation expense related to unvested stock options was $18 and is expected to be recognized over a weighted-average period of 0.9 years.

Table of Contents    64

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE 16 - OTHER COMPREHENSIVE INCOME (LOSS)

Components of other comprehensive income (loss) are as follows:

	2013	2012	2011
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps:
Before income taxes	$381	$(767)	$(665)
Income taxes	145	(291)	(253)
Net of taxes	236	(476)	(412)

Reclassification of loss into earnings from interest rate swaps:
Before income taxes	284	158	433
Income taxes	108	60	165
Net of taxes	176	98	268

Amortization of unrealized loss on dedesignated interest rate swaps:
Before income taxes	158	467	150
Income taxes	60	178	57
Net of taxes	98	289	93

Unrecognized net actuarial gain on postretirement benefit plans:
Before income taxes	32	33	108
Income taxes	12	13	41
Net of taxes	20	20	67

Reclassification of net actuarial gain into earnings from postretirement benefit plans:
Before income taxes	(35)	(45)	(29)
Income taxes	(13)	(18)	(11)
Net of taxes	(22)	(27)	(18)

Reclassification of prior service credits into earnings from postretirement benefit plans:
Before income taxes	(88)	(88)	(88)
Income taxes	(34)	(34)	(33)
Net of taxes	(54)	(54)	(55)
Other comprehensive income (loss)	$454	$(150)	$(57)

Table of Contents    65

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 25, 2010	$(514)	$483	$(31)
Unrealized gain (loss) on interest rate swaps, net of tax of $253	(412)	—	(412)
Reclassification of loss into earnings from interest rate swaps, net of tax of $165	268	—	268
Amortization of unrealized loss on dedesignated interest rate swaps, net of tax of $57	93	—	93
Unrecognized net actuarial gain on postretirement benefit plans, net of tax of $41	—	67	67
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $11	—	(18)	(18)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $33	—	(55)	(55)
Balance at December 31, 2011	(565)	477	(88)
Unrealized gain (loss) on interest rate swaps, net of tax of $291	(476)	—	(476)
Reclassification of loss into earnings from interest rate swaps, net of tax of $60	98	—	98
Amortization of unrealized loss on dedesignated interest rate swaps, net of tax of $178	289	—	289
Unrecognized net actuarial gain on postretirement benefit plans, net of tax of $13	—	20	20
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $18	—	(27)	(27)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $34	—	(54)	(54)
Balance at December 29, 2012	(654)	416	(238)
Unrealized gain (loss) on interest rate swaps, net of tax of $145	236	—	236
Reclassification of loss into earnings from interest rate swaps, net of tax of $108	176	—	176
Amortization of unrealized loss on dedesignated interest rate swaps, net of tax of $60	98	—	98
Unrecognized net actuarial gain on postretirement benefit plans, net of tax of $12	—	20	20
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $13	—	(22)	(22)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $34	—	(54)	(54)
Balance at December 28, 2013	$(144)	$360	$216

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Commitments

The Company had purchase commitments of $11,619 at December 28, 2013, primarily related to machinery & equipment. At December 28, 2013, the Company has outstanding letters of credit of $3 which relate to commitments to foreign vendors. The Company enters into fixed-price contracts with suppliers to purchase natural gas to support certain manufacturing processes. The Company had contract purchases of $1,109 in 2013, $1,127 in 2012 and $1,438 in 2011. At December 28, 2013, the Company has commitments to purchase natural gas of $838 for 2014 and $304 for 2015.

Table of Contents    66

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

The Company leases certain equipment under capital leases and certain buildings, machinery and equipment under operating leases.  Commitments for minimum rentals under non-cancelable leases, including any applicable rent escalation clauses, are as follows:

	Capital Leases	Operating Leases
2014	$1,040	$2,421
2015	1,037	2,132
2016	919	1,898
2017	838	1,470
2018	1,037	1,067
Thereafter	—	4,739
Total commitments	4,871	13,727
Less amounts representing interest	(590)	—
Total	$4,281	$13,727

During 2013, the Company entered into 10 year lease agreement to lease a warehouse in Adairsville, Georgia. The lease is estimated to begin on or about May 1, 2014. Base annual rent is initially set at $64 per month with escalating amounts over the lease term. Total base rent payable over the lease period is $7,976 which is included in the table above. The Company has two options to extend the term of the lease for an additional five year period.

The Company is party to an operating lease with a related party which was entered into as part of the Robertex acquisition in 2013. Rent paid to the related party during 2013 was $127.

Rental expense was approximately $2,434, $2,188 and $2,334 during the years 2013, 2012 and 2011, respectively.

Property, plant and equipment includes machinery and equipment under capital leases which have asset cost and accumulated depreciation of $5,390 and $914, respectively, at December 28, 2013, and $3,376 and $394, respectively, at December 29, 2012.

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

At December 28, 2013, the Company was a plaintiff in a lawsuit against a former raw material supplier. In its lawsuit, the Company alleges that the former supplier sold defective materials to the Company over a period of time, which, when applied to certain of the Company’s products, caused those products to become defective and unmerchantable in the ordinary course of the Company’s business. On January 31, 2014, the Company and the supplier settled its claim for $400. The difference in the amount previously recognized and the settlement amount was recorded in other operating (income) expense in 2013.

Table of Contents    67

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

NOTE 18 - OTHER (INCOME) EXPENSE

Other operating (income) expense, net is summarized as follows:

	2013	2012	2011
Other operating (income) expense, net:
Insurance proceeds (1)	$(202)	$—	$(492)
Loss on property, plant and equipment disposals	195	1	37
Retirement expenses	154	201	371
Contract settlement	172	—	—
Miscellaneous (income) expense	175	(134)	(182)
Other operating (income) expense, net	$494	$68	$(266)

(1)	The Company recognized settlement gains of $202 and $492 from company-owned insurance policies during 2013 and 2011, respectively.

Other (income) expense, net is summarized as follows:

	2013	2012	2011
Other (income) expense, net:
(Gain) loss on non-hedged swaptions	$—	$(87)	$(43)
Gain on sale of non-operating assets	—	(187)	—
Miscellaneous (income) expense	26	(3)	(32)
Other (income) expense, net	$26	$(277)	$(75)

NOTE 19 - FACILITY CONSOLIDATION AND SEVERANCE EXPENSES, NET

2008 Facilities Consolidation

In 2008 and 2009, in response to the difficult economic conditions, the Company consolidated certain manufacturing operations and ceased operating in a leased facility and made organizational changes to reduce staff and expenses throughout the Company ("2008 Facilities Consolidation"). Costs related to the facilities consolidation included equipment and inventory relocation, severance costs, employee relocation, asset impairments and costs associated with terminating a lease obligation. During 2011, the Company terminated a lease obligation and paid a termination fee of $700 resulting in a gain of $551 from the reduction of previously accrued estimates associated with this plan. Total costs to complete this restructuring plan were $7,410. There are no remaining costs to be incurred under this plan.

Total restructuring costs related to the 2008 Facilities Consolidation are summarized as follows:

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

Table of Contents    68

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

Total restructuring costs related to the 2009 Organization Restructuring are summarized as follows:

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

	2013	2012	2011
Loss from discontinued operations:
Workers' compensation costs	$(23)	$(143)	$(237)
Environmental remediation costs	(74)	(279)	(196)
Loss from discontinued operations, before taxes	(97)	(422)	(433)
Income tax benefit	(29)	(148)	(147)
Loss from discontinued operations, net of tax	$(68)	$(274)	$(286)

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

Environmental Remediation

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has ongoing obligations at five previously owned sites that were associated with its discontinued textile businesses. Each of these sites contains relatively low levels of ground or ground water contaminants. Each site has a Corrective Action Plan ("CAP") with the applicable authoritative state regulatory body responsible for oversight for environmental compliance and the Company contracts with third party qualified environmental specialists for related remediation, monitoring and reporting for each location. The CAP for four of these sites involves natural attenuation (degradation of the contaminants through naturally occurring events) over periods currently estimated at 10 to 20 years and the CAP on the remaining site involves a pump and treat remediation process, currently estimated to remediate over a period of 25 years. Additionally, the Company has an environmental liability related to the property of a facility and related business that was sold in 2004. The CAP, involving an oxidation-based remediation plan, was approved in 2010 and is currently estimated to remediate over a 7 year period beginning in 2010. The Company has an accrual for environmental remediation obligations of $1,830 and $1,838 as of December 28, 2013 and December 29, 2012, respectively. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from our estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

NOTE 21 - RELATED PARTY TRANSACTIONS

During 2013, the Company purchased a portion of its requirements for polyester fiber from Engineered Floors, an entity controlled by Robert E. Shaw. Mr. Shaw reported holding approximately 10% of the Company's Common Stock, which as of year-end represented approximately 4% of the total vote of all classes of the Company's Common Stock. Engineered Floors is the Company's principal supplier of polyester fiber and polyester broadloom carpet. Total purchases from Engineered Floors for

Table of Contents    69

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(Continued)

2013 and 2012 were approximately $12,000 and $8,000, respectively; or approximately 8% of the Company's external yarn and carpet purchases in 2013 and 2012. Purchases from Engineered Floors are based on market value, negotiated prices. The Company has no contractual arrangements or commitments with Mr. Shaw associated with its business relationship with Engineered Floors. Transactions with Engineered Floors were reviewed and approved by the Company's board of directors.

During 2013, the Company entered into a 10-year lease with the Rothman Family Partnership to lease a manufacturing facility as part of the Robertex acquisition. The Rothman Family Partnership includes Robert P. Rothman who is an associate of the Company. Rent paid to the Rothman Family Partnership during 2013 was $127. The lease was based on current market values for similar facilities.

NOTE 22 - SUBSEQUENT EVENTS

Debt Amendment

On January 20, 2014, the Company entered into a Seventh Amendment to its senior credit facility to amend certain definitions to increase the other Permitted Purchase Money Indebtedness to an amount not to exceed $40,000.

Restructuring Plan

On January 20, 2014, the Company's Board of Directors approved a 2014 Warehousing/Distribution/Manufacturing Restructuring Plan intended to align the Company's warehousing, distribution and manufacturing to support its growth and manufacturing strategy. The plan is intended to create a better cost structure and improve distribution capabilities and customer service. The key element and first major step of this plan is the leasing and occupancy of a 292,000 square foot finished goods warehouse, cut-order and distribution facility in Adairsville, Georgia, such lease and occupancy to commence as of May 1, 2014.

The Company expects the plan to be substantially completed in the second quarter of the fiscal year ending December 26, 2015. The Company currently expects the implementation of this plan will result in total restructuring expenses of approximately $2,400, with approximately $1,300 such expenses during the fiscal year ending December 27, 2014 and approximately $1,100 such expenses during the fiscal year ending December 26, 2015, primarily consisting of moving and relocation expenses, information technology expenses and expenses relating to conversion and realignment of equipment.

Joint Venture

On February 10, 2014, the Company announced that it had signed a letter of intent to enter into a Joint Venture with Desso, NV, a Netherlands based Company, for the purpose of selling and distributing Hospitality floorcovering products in the United States market, and such other territories as the parties may determine from time to time. The Joint Venture is intended to build the company’s presence in the upscale Hospitality market by combining the parties’ sales forces and product offerings. Although the letter of intent is non-binding, the parties anticipate working quickly to develop a mutually acceptable Joint Venture structure designed to accomplish their goals.

At the same time, the parties announced that they had entered into a sales and distribution agreement that will permit the Company to be the exclusive distributor of certain of Desso’s high performance tile products and Desso to distribute the Company's products in Europe. This arrangement is conditioned upon, among other matters, achievement of certain sales levels pursuant to the sales and distribution agreement and the successful launch of the Hospitality Joint Venture.

Restricted Stock Grant

On March 12, 2014, the Company issued 101,315 shares of restricted stock to officers of the Company. The shares will vest over periods ranging from 2 to 13 years from the date of the awards were granted. Each award is subject to a continued service condition.

Table of Contents    70

ANNUAL REPORT ON FORM 10-K
ITEM 15(c)
EXHIBITS

YEAR ENDED DECEMBER 28, 2013
THE DIXIE GROUP, INC.
CHATTANOOGA, TENNESSEE

Exhibit Index

EXHIBIT NO.	EXHIBIT DESCRIPTION	INCORPORATION BY REFERENCE
(2.1)	Securities Purchase Agreement dated as of June 30, 2013.	Incorporated by reference to Exhibit (2.1) to Dixie's Current Report on Form 8-K dated June 30, 2013. *
(3.1)	Text of Restated Charter of The Dixie Group, Inc. as Amended - Blackline Version.	Incorporated by reference to Exhibit (3.4) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2003. *
(3.2)	Amended By-Laws of The Dixie Group, Inc. as of February 22, 2007.	Incorporated by reference to Exhibit 3.1 to Dixie's Current Report on Form 8-K dated February 26 2007.*
(10.1)	The Dixie Group, Inc. Director's Stock Plan. **	Incorporated by reference to Exhibit (10y) to Dixie's Annual Report on Form 10-K for the year ended December 27, 1997. *
(10.2)	The Dixie Group, Inc. New Non-qualified Retirement Savings Plan effective August 1, 1999. **	Incorporated by reference to Exhibit (10.1) to Dixie's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999. *
(10.3)	The Dixie Group, Inc. Deferred Compensation Plan Amended and Restated Master Trust Agreement effective as of August 1, 1999. **	Incorporated by reference to Exhibit (10.2) to Dixie's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999. *
(10.4)	The Dixie Group, Inc. Stock Incentive Plan, as amended. **	Incorporated by reference to Annex A to Dixie's Proxy Statement dated April 5, 2002 for its 2002 Annual Meeting of Shareholders. *
(10.5)	Form of Stock Option Agreement under The Dixie Group, Inc. Stock Incentive Plan. **	Incorporated by reference to Exhibit (10.23) to Dixie's Annual Report on Form 10-K for the year ended December 29, 2001. *
(10.6)	Form of Stock Rights and Restrictions Agreement for Restricted Stock Award under The Dixie Group, Inc. Stock Incentive Plan, as amended.**	Incorporated by reference to Exhibit (10.35) to Dixie's Annual Report on Form 10-K for the year ended December 25, 2004. *
(10.7)	Form of Stock Option Agreement under The Dixie Group, Inc. Stock Incentive Plan for Non-Qualified Options Granted December 20, 2005.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated December 20, 2005. *
(10.8)	Summary Description of the Director Compensation Arrangements for The Dixie Group, Inc.**	Incorporated by reference to Exhibit (10.34) to Dixie's Annual Report on Form 10-K for the year ended December 25, 2004. *
(10.9)	The Dixie Group, Inc. 2006 Stock Awards Plan. **	Incorporated by reference to Annex A to the Company's Proxy Statement for its 2006 Annual Meeting of Shareholders, filed March 20, 2006. *
(10.10)	Summary Description of the 2006 Incentive Compensation Plan, approved February 23, 2006.**	Incorporated by reference to Current Report on Form 8-K dated March 1, 2006. *

Table of Contents    71

EXHIBIT NO.	EXHIBIT DESCRIPTION	INCORPORATION BY REFERENCE
(10.11)	Summary Description of The Dixie Group, Inc., 2006 Incentive Compensation Plan/Range of Incentives.**	Filed herewith.
(10.12)
Material terms of the performance goals for the period 2007-2011, pursuant to which incentive compensation awards may be made to certain key executives of the Company based on the results achieved by the Company during such years, approved March 14, 2006.**
Incorporated by reference to Current Report on Form 8-K dated March 20, 2006. *
(10.13)	Form of Award of Career Shares under the 2006 Incentive Compensation Plan for Participants holding only shares of the Company's Common Stock.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated June 6, 2006. *
(10.14)	Form of Award of Career Shares under the 2006 Incentive Compensation Plan for Participants holding shares of the Company's Class B Common Stock.**	Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated June 6, 2006. *
(10.15)	Form of Award of Long Term Incentive Plan Shares under the 2006 Incentive Compensation Plan for Participants holding only shares of the Company's Common Stock.**	Incorporated by reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated June 6, 2006. *
(10.16)	Form of Award of Long Term Incentive Plan Shares under the 2006 Incentive Compensation Plan for Participants holding shares of the Company's Class B Common Stock.**	Incorporated by reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated June 6, 2006. *
(10.17)	Award of 125,000 shares of Restricted Stock under the 2006 Stock Awards Plan to Daniel K. Frierson.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated June 7, 2006. *
(10.18)	Summary description of The Dixie Group, Inc. 2007 Annual Compensation Plan.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated February 26, 2007.*
(10.19)	Rule 10b5-1 and 10b-18 Repurchase Agreement by and between The Dixie Group, Inc. and Raymond James & Associates, Inc. dated December 11, 2007*	Incorporated by reference to Exhibit (99.1) to Dixie's Current Report on Form 8-K dated December 11, 2007*
(10.20)	Merger agreement between The Dixie Group, Inc. and Unite Here National Retirement Fund regarding the Company's Masland Bargaining Unit Defined Benefit Pension Plan.**	Incorporated by reference to Exhibit (99.1) to Dixie's Current Report on Form 8-K dated December 28, 2007*
(10.21)	Summary description of The Dixie Group, Inc. 2008 Annual Incentive Plan.**	Incorporated by reference to Exhibit 10.1 to Dixie's Current Report on Form 8-K dated February 15, 2008*
(10.22)	Summary description of The Dixie Group, Inc. 2009 Annual Incentive Plan.**	Incorporated by reference to Exhibit 10.1 to Dixie's Current Report on Form 8-K dated March 26, 2009*
(10.23)	Amended and restated award of 125,000 shares of Restricted Stock under the 2006 Stock Awards Plan to Daniel K. Frierson.**	Incorporated by reference to Exhibit 10.1 to Dixie's Current Report on Form 8-K dated May 21, 2009.*
(10.24)	Master Lease Agreement, Corporate Guaranty and Schedule to the Master Lease Agreement by and between General Electric Capital Corporation and Masland Carpets, LLC dated August 21, 2009.	Incorporated by reference to Exhibit (10.1, 10.2, 10.3) to Dixie's Current Report on Form 8-K dated August 25, 2009.*

Table of Contents    72

EXHIBIT NO.	EXHIBIT DESCRIPTION	INCORPORATION BY REFERENCE
(10.25)	Agreement by and between Raymond James & Associates, Inc. dated November 6, 2008, to repurchase shares of The Dixie Group, Inc.'s Common Stock.	Incorporated by reference to Exhibit (99.1) to Dixie's Current Report on Form 8-K dated November 6, 2008.*
(10.26)	Summary description of The Dixie Group, Inc. 2010 Incentive Compensation Plan/Range of Incentives.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated March 3, 2010.*
(10.27)	Fixed Rate Swap Agreement between Bank of America, N.A. and The Dixie Group, Inc.	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated April 19, 2010.*
(10.28)	Fixed Rate Swap Agreement between Bank of America, N.A. and The Dixie Group, Inc.	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated July 8, 2010.*
(10.29)	Termination of interest rate swap between Bank of America, N.A. and The Dixie Group, Inc. dated April 19, 2010.	Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated July 8, 2010.*
(10.30)	Summary Description of The Dixie Group, Inc. 2011 Incentive Compensation Plan/Range of Incentives.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated February 1, 2011.*
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
Incorporated by reference to Exhibit (10.12) to Dixie's Current Report on Form 8-K dated September 14, 2011.*
(10.34)	Credit Agreement, by and between The Dixie Group, Inc. and certain of its subsidiaries named therein, and Wells Fargo Bank, N.A. as lender, dated September 13, 2011.	Incorporated by reference to Exhibit (10.20) to Dixie's Current Report on Form 8-K dated September 14, 2011.*
(10.35)	Security Agreement, by and between The Dixie Group, Inc. and certain of its subsidiaries named therein, and Wells Fargo Bank, N.A. as lender, dated September 13, 2011.	Incorporated by reference to Exhibit (10.21) to Dixie's Current Report on Form 8-K dated September 14, 2011.*
(10.36)	First Mortgage, by and between The Dixie Group, Inc. and certain of its subsidiaries named therein, and Wells Fargo Bank, N.A. as lender, dated September 13, 2011.	Incorporated by reference to Exhibit (10.22) to Dixie's Current Report on Form 8-K dated September 14, 2011.*
(10.37)	Summary Description of The Dixie Group, Inc. 2012 Incentive Compensation Plan/Range of Incentives.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated March 12, 2012.*

Table of Contents    73

EXHIBIT NO.	EXHIBIT DESCRIPTION	INCORPORATION BY REFERENCE
(10.38)	Amended and Modified Financing Agreement, by and between The Dixie Group, Inc. and certain of its subsidiaries named therein, and General Electric Credit Corporation, as lender, dated June 26, 2012.	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated June 26, 2012.*
(10.39)	Agreement to Reduce Security Deposit Amount and Amendment to Security Deposit Pledge Agreement, dated June 26, 2012.	Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated June 26, 2012.*
(10.40)	Summary Description of The Dixie Group, Inc. 2012 Incentive Compensation Plan/Range of Incentives.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated August 22, 2012.*
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
Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated November 5, 2012.*
(10.43)	Intercreditor Agreement dated as of November 2, 2012, by and among Wells Fargo Capital Finance, LLC and Wells Fargo Bank, N.A. as Agents and The Dixie Group, Inc. and certain of its subsidiaries.	Incorporated by reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated November 5, 2012.*
(10.44)	Summary Description of The Dixie Group, Inc. 2013 Incentive Compensation Plan/Range of Incentives.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated February 15, 2013.*
(10.45)	Obligation to the Development Authority of Gordon County; by and among Masland Carpets, LLC, Purchase and Sale Agreement dated December 28, 2012.	Incorporated by reference to Exhibit (4.12) to Dixie's Annual Report on Form 10-K for the year ended December 29, 2012 .*
(10.46)	Obligation to the Development Authority of Gordon County; by and among Masland Carpets, LLC, Bill of Sale, dated December 28, 2012.	Incorporated by reference to Exhibit (4.12) to Dixie's Annual Report on Form 10-K for the year ended December 29, 2012. *
(10.47)	Obligation to the Development Authority of Gordon County; by and among Masland Carpets, LLC, Lease Agreement, dated December 28, 2012.	Incorporated by reference to Exhibit (4.12) to Dixie's Annual Report on Form 10-K for the year ended December 29, 2012 .*
(10.48)	Obligation to the Development Authority of Gordon County; by and among Masland Carpets, LLC, Short Form Lease Agreement, dated December 28, 2012.	Incorporated by reference to Exhibit (4.12) to Dixie's Annual Report on Form 10-K for the year ended December 29, 2012 .*
(10.49)	Obligation to the Development Authority of Gordon County; by and among Masland Carpets, LLC, Option Agreement, dated December 28, 2012.	Incorporated by reference to Exhibit (4.12) to Dixie's Annual Report on Form 10-K for the year ended December 29, 2012 .*
(10.50)	Obligation to the Development Authority of Gordon County; by and among Masland Carpets, LLC, Pilot Agreement, dated December 28, 2012.	Incorporated by reference to Exhibit (4.12) to Dixie's Annual Report on Form 10-K for the year ended December 29, 2012 .*

Table of Contents    74

EXHIBIT NO.	EXHIBIT DESCRIPTION	INCORPORATION BY REFERENCE
(10.51)	Obligation to the Development Authority of Gordon County; by and among Masland Carpets, LLC, Loan Agreement, dated December 28, 2012.	Incorporated by reference to Exhibit (4.12) to Dixie's Annual Report on Form 10-K for the year ended December 29, 2012 .*
(10.52)	Obligation to the Development Authority of Gordon County; by and among Masland Carpets, LLC, Loan and Security Agreement, dated December 28, 2012.	Incorporated by reference to Exhibit (4.12) to Dixie's Annual Report on Form 10-K for the year ended December 29, 2012 .*
(10.53)	Obligation to the Development Authority of Gordon County; by and among Masland Carpets, LLC, Deed to Secure Debt and Security Agreement, dated December 28, 2012.	Incorporated by reference to Exhibit (4.12) to Dixie's Annual Report on Form 10-K for the year ended December 29, 2012 .*
(10.54)	Obligation to the Development Authority of Gordon County; by and among Masland Carpets, LLC, Notice and Consent to Assignment, dated December 28, 2012.	Incorporated by reference to Exhibit (4.12) to Dixie's Annual Report on Form 10-K for the year ended December 29, 2012 .*
(10.55)
Obligation to the Development Authority of Gordon County; by and among Masland Carpets, LLC, Absolute Assignment of Deed to Secure Debt and Security Agreement and Other Loan Documents, dated December 28, 2012.
Incorporated by reference to Exhibit (4.12) to Dixie's Annual Report on Form 10-K for the year ended December 29, 2012 .*
(10.56)
Second Amendment to Credit Agreement dated as of April 1, 2013, by and among The Dixie Group, Inc. certain of its subsidiaries and Wells Fargo Capital Finance, LLC, as Agent and the persons identified as Lenders therein.
Incorporated by reference to Exhibit (10.01) to Dixie's Current Report on Form 8-K dated April 3, 2013.*
(10.57)
Third Amendment to Credit Agreement dated as of May 22, 2013, by and among The Dixie Group, Inc. certain of its subsidiaries and Wells Fargo Capital Finance, LLC, as Agent and the persons identified as Lenders therein.
Filed herewith.
(10.58)
Fourth Amendment to Credit Agreement dated as of July 1, 2013, by and among The Dixie Group, Inc. certain of its subsidiaries and Wells Fargo Capital Finance, LLC, as Agent and the persons identified as Lenders therein.
Filed herewith.
(10.59)
Fifth Amendment to Credit Agreement dated as of July 30, 2013, by and among The Dixie Group, Inc. certain of its subsidiaries and Wells Fargo Capital Finance, LLC, as Agent and the persons identified as Lenders therein.
Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 10-Q dated August 7, 2013. *
(10.60)
Sixth Amendment to Credit Agreement dated as of August 30, 2013, by and among The Dixie Group, Inc. certain of its subsidiaries and Wells Fargo Capital Finance, LLC, as Agent and the persons identified as Lenders therein.
Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 10-Q dated November 6, 2013. *
(10.61)
Seventh Amendment to Credit Agreement dated as of January 20, 2014, by and among The Dixie Group, Inc. certain of its subsidiaries and Wells Fargo Capital Finance, LLC, as Agent and the persons identified as Lenders therein.
Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated January 21, 2014. *
(10.62)	Summary Description of The Dixie Group, Inc. 2014 Incentive Compensation Plan/Range of Incentives.**	Filed herewith.
(14)	Code of Ethics, as amended and restated, February 15, 2010.	Incorporated by reference to Exhibit 14 to Dixie's Annual Report on Form 10-K for year ended December 26, 2009.*
(16)	Letter from Ernst & Young LLP regarding change in certifying accountant.	Incorporated by reference to Exhibit 16 to Dixie's Form 8-K dated November 15, 2013.*

Table of Contents    75

EXHIBIT NO.	EXHIBIT DESCRIPTION	INCORPORATION BY REFERENCE
(21)	Subsidiaries of the Registrant.	Filed herewith.
(23)	Consent of Independent Registered Public Accounting Firm.	Filed herewith.
(31.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(a).	Filed herewith.
(31.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(a).	Filed herewith.
(32.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(b).	Filed herewith.
(32.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(b).	Filed herewith.
(101.INS)	XBRL Instance Document	Filed herewith.
(101.SCH)	XBRL Taxonomy Extension Schema Document	Filed herewith
(101.CAL)	XBRL Taxaonomy Extension Calculation Linkbase Document	Filed herewith.
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

* Commission File No. 0-2585.
** Indicates a management contract or compensatory plan or arrangement.

Table of Contents    76