Form 10-Q
period 2014-03-29
DIXIE GROUP INC
filed 2014-05-07
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2014
OR

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

☐	Large accelerated filer	☑	Accelerated filer
☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of April 25, 2014
Common Stock, $3 Par Value	12,536,062 shares
Class B Common Stock, $3 Par Value	898,884 shares
Class C Common Stock, $3 Par Value	0 shares

Table of Contents    1

THE DIXIE GROUP, INC.

Table of Contents    2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(dollars in thousands, except share data)

	March 29, 2014	December 28, 2013
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$355	$255
Receivables, net	50,017	44,063
Inventories	106,826	93,219
Prepaid expenses	7,563	5,630
Deferred income taxes	7,433	6,622
Assets held for sale	3,250	—

TOTAL CURRENT ASSETS	175,444	149,789

PROPERTY, PLANT AND EQUIPMENT, NET	82,843	74,485
OTHER ASSETS	28,110	24,592
TOTAL ASSETS	$286,397	$248,866

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$24,618	$21,679
Accrued expenses	30,500	26,202
Current portion of long-term debt	12,330	6,229
TOTAL CURRENT LIABILITIES	67,448	54,110

LONG-TERM DEBT	120,277	101,759
DEFERRED INCOME TAXES	6,421	4,072
OTHER LONG-TERM LIABILITIES	18,467	18,154
TOTAL LIABILITIES	212,613	178,095

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 12,522,462 shares for 2014 and 12,441,356 shares for 2013	37,567	37,324
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 898,884 shares for 2014 and 870,287 shares for 2013	2,697	2,611
Additional paid-in capital	137,135	137,170
Accumulated deficit	(103,282)	(106,550)
Accumulated other comprehensive income (loss)	(333)	216
TOTAL STOCKHOLDERS' EQUITY	73,784	70,771
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$286,397	$248,866

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    3

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(dollars in thousands, except per share data)

	Three Months Ended
	March 29, 2014	March 30, 2013
NET SALES	$85,313	$75,440
Cost of sales	67,306	57,028
GROSS PROFIT	18,007	18,412

Selling and administrative expenses	20,251	16,895
Other operating (income) expense, net	152	(160)
Facility consolidation expenses	73	—
OPERATING INCOME (LOSS)	(2,469)	1,677

Interest expense	1,012	995
Other (income) expense, net	10	8
Gain on purchase of business	(8,744)	—
INCOME FROM CONTINUING OPERATIONS BEFORE TAXES	5,253	674
Income tax provision	1,945	23
INCOME FROM CONTINUING OPERATIONS	3,308	651
Loss from discontinued operations, net of tax	(40)	(15)
NET INCOME	$3,268	$636

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.25	$0.05
Discontinued operations	(0.00)	(0.00)
Net income	$0.25	$0.05

BASIC SHARES OUTSTANDING	12,789	12,674

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.24	$0.05
Discontinued operations	(0.00)	(0.00)
Net income	$0.24	$0.05

DILUTED SHARES OUTSTANDING	13,017	12,739

DIVIDENDS PER SHARE:
Common Stock	$—	$—
Class B Common Stock	—	—

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    4

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

	Three Months Ended
	March 29, 2014	March 30, 2013
NET INCOME	$3,268	$636

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on interest rate swaps	(582)	12
Reclassification of loss into earnings from interest rate swaps	53	22
Amortization of unrealized loss on dedesignated interest rate swaps	—	68
Reclassification of net actuarial gain into earnings from postretirement benefit plans	(6)	(6)
Reclassification of prior service credits into earnings from postretirement benefit plans	(14)	(14)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(549)	82

COMPREHENSIVE INCOME	$2,719	$718

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    5

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)

	Three Months Ended
	March 29, 2014	March 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$3,308	$651
Loss from discontinued operations	(40)	(15)
Net income	3,268	636

Adjustments to reconcile net income to net cash used in operating activities, net of acquisition:
Depreciation and amortization	2,988	2,513
Provision (benefit) for deferred income taxes	1,875	(53)
Net loss on property, plant and equipment disposals	—	10
Gain on purchase of business	(8,744)	—
Stock-based compensation expense	196	201
Excess tax benefits from stock-based compensation	—	(41)
Changes in operating assets and liabilities:
Receivables	(1,650)	(7,731)
Inventories	(2,096)	106
Other current assets	(977)	173
Accounts payable and accrued expenses	1,758	1,696
Other operating assets and liabilities	(202)	(233)
NET CASH USED IN OPERATING ACTIVITIES	(3,584)	(2,723)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,812)	(2,052)
Net cash paid in business acquisition	(14,077)	—
NET CASH USED IN INVESTING ACTIVITIES	(16,889)	(2,052)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	23,158	3,076
Payments on mortgage note payable	—	(185)
Payments on note payable related to acquisition	(233)	(237)
Payments on equipment financing	(419)	(297)
Payments on capital leases	(216)	(134)
Borrowings on notes payable	745	—
Payments on notes payable	(307)	(246)
Change in outstanding checks in excess of cash	(2,169)	2,847
Proceeds from stock option exercises	172	—
Repurchases of Common Stock	(74)	(204)
Excess tax benefits from stock-based compensation	—	41
Payments for debt issuance costs	(84)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	20,573	4,661

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	100	(114)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	255	491
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$355	$377

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$789	$865
Income taxes paid, net of tax refunds	58	62
Equipment purchased under capital leases	1,487	552
Assets acquired in acquisition, net of cash acquired	30,873	—
Liabilities assumed in acquisition	(5,726)	—
Accrued consideration for working capital adjustment in acquisition	(1,403)	—
Accrued consideration for holdbacks in acquisition	(923)	—

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    6

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") for interim financial statements which do not include all the information and footnotes required by such accounting principles for annual financial statements.  In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.  The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 28, 2013.  Operating results for the three-month period ended March 29, 2014 are not necessarily indicative of the results that may be expected for the entire 2014 year.

The Company reclassified certain amounts in 2013 to conform to the 2014 presentation including the reclassification of the Company's spare parts inventory from inventory to prepaid expenses in the Consolidated Condensed Balance Sheets.

The Company has one reportable segment, carpet and rug manufacturing.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU required an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity was required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity had to provide the disclosures required by those amendments retrospectively for all comparative periods presented. In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210)—Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". The ASU clarified that ordinary trade receivables and payables were not in the scope of ASU No. 2011-11. ASU No. 2011-11 applied only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that were either offset in accordance with specific criteria contained in the Codification or subject to a master netting arrangement or similar agreement. The effective date was the same as the effective date of ASU 2011-11. The adoption of these ASUs did not have a material effect on the Company's Consolidated Condensed Financial Statements.

In February 2013, the FASB issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date". This ASU provided guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance was fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. For public entities, the ASU was effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The ASU shall be applied retrospectively to all prior periods presented for those obligations within the scope of this Subtopic that existed at the beginning of an entity's fiscal year of adoption. Early adoption was permitted. The adoption of this ASU did not have a material effect on the Company's Consolidated Condensed Financial Statements.

In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". This ASU required an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward was not available at the reporting date, the unrecognized tax benefit will be presented in the financial statements as a liability and not combined with deferred tax assets. This ASU was effective for annual and interim periods beginning after December 15, 2013, with early adoption permitted. The adoption of this ASU did not have a material effect on the Company's Consolidated Condensed Financial Statements.

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". The ASU was issued to change the requirements for reporting discontinued operations and to enhance the disclosures in this area. The ASU requires a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift and will have a major effect on an entity's operations and financial results. The ASU will be effective prospectively for interim and annual reporting periods beginning after December 15, 2014. The adoption of this ASU will only impact the reporting and disclosures of future disposals, if any.

Table of Contents    7

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Continued)

NOTE 3 - RECEIVABLES, NET

Receivables are summarized as follows:

	March 29, 2014	December 28, 2013
Customers, trade	$48,142	$41,898
Other receivables	2,072	2,306
Gross receivables	50,214	44,204
Less allowance for doubtful accounts	(197)	(141)
Receivables, net	$50,017	$44,063

NOTE 4 - INVENTORIES

Inventories are summarized as follows:

	March 29, 2014	December 28, 2013
Raw materials	$41,547	$31,864
Work-in-process	21,030	16,880
Finished goods	57,449	57,983
Supplies and other	131	118
LIFO reserve	(13,331)	(13,626)
Inventories	$106,826	$93,219

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	March 29, 2014	December 28, 2013
Land and improvements	$7,231	$7,231
Buildings and improvements	51,042	50,627
Machinery and equipment	159,853	149,040
	218,126	206,898
Accumulated depreciation	(135,283)	(132,413)
Property, plant and equipment, net	$82,843	$74,485

NOTE 6 - ACQUISITION

Effective March 19, 2014, the Company acquired all outstanding stock of Atlas Carpet Mills, Inc. ("Atlas") for total purchase price consideration of $18,869, including a cash payment of $16,543, accrued consideration relating to holdbacks for certain inventories and customer claims of $923 and accrued consideration for a working capital adjustment of $1,403. The Company financed the transaction with availability under its amended credit facility. The Company has incurred direct incremental costs of approximately $425 related to this acquisition. These incremental costs are classified in selling and administrative expenses in the Company's Consolidated Condensed Statements of Operations.

Atlas is a California-based manufacturer and marketer of high-end commercial broadloom and tile carpeting serving soft floorcovering markets. Atlas has a strong reputation for exceptional design, quality and service. This brand will be sold through the existing Atlas sales force and will serve to broaden the Company's product offerings for commercial applications along with the Company's Masland Contract brand.

Table of Contents    8

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Continued)

The purchase price consideration was as follows:

Cash paid	$16,543
Accrued consideration for holdbacks	923
Accrued consideration for working capital adjustment	1,403
Total purchase price consideration	$18,869

The acquisition has been accounted for as a business combination which generally requires, among other things, that assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date. The acquisition did not represent a significant business combination. The Company has not yet completed its evaluation and determination of the fair value, or fair value less cost to sell as applicable, of certain assets and liabilities acquired primarily including the final valuation and assessment of (i) amortizable intangible assets acquired, (ii) property, plant and equipment acquired including assets held for sale, and (iii) net working capital acquired. The Company expects these final valuations and assessments will be completed by the end of fiscal 2014, which may result in additional adjustments to the values presented in the following table:

Cash	$2,466
Receivables	4,304
Inventories	11,511
Other current assets	956
Assets held for sale (1)	3,250
Property, plant and equipment	6,929
Finite intangible asset	3,300
Other assets	623
Accounts payable	(2,286)
Accrued expenses	(3,036)
Capital lease obligation	(404)
Fair value of net assets acquired	$27,613
Total consideration	18,869
Gain on purchase of business	$(8,744)

(1) As part of the acquisition of Atlas, the Company announced that the Atlas dyeing operations would be consolidated into the Company's Santa Ana, California operations. Substantially all of the dye house equipment will either be relocated or disposed of by end of the Company's third fiscal quarter. The land and building has been classified in the Company's Consolidated Condensed Balance Sheet as assets held for sale at fair value less the costs to sell.

The preliminary fair value of the net assets acquired exceeded the purchase price resulting in a bargain purchase. The recorded gain is subject to adjustment as the Company will complete its valuation of certain acquired assets and liabilities assumed at acquisition as described above. The Company believes that several factors were significant in the recognition of a gain from the acquisition of Atlas. Atlas had higher cost of dyeing due to the lack of capacity utilization and therefore needed to lower costs by combining dye facilities with another operation. In addition, Atlas had a higher cost of modular carpet tile manufacturing due to outsourcing the tile manufacturing operations. Therefore, Atlas would have had to make significant investments in product and manufacturing equipment to be competitive in the modular carpet manufacturing business. Finally, the Seller had the desire to see Atlas operated as an independent brand and organization in the future. All of these objectives were achieved by combining Atlas with the Company in a mutually advantageous relationship.

The Company determined that it is impracticable to provide comparative pro forma financial information related to the acquisition. Atlas, a private company, did not historically prepare financial statements in accordance with U.S. GAAP for interim financial reporting. Accordingly, significant estimates of amounts to be included in pro forma financial information would be required and subject to an inordinate level of subjectivity. Net sales related to Atlas included in the Company’s Consolidated Condensed Statement of Operations for the period from the date of acquisition through March 29, 2014 were $1,666, or 2.0% of the Company’s net sales, for the quarter ended March 29, 2014.

Table of Contents    9

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Continued)

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill are as follows:

	Goodwill	Accumulated Impairment Losses	Net
Balance at December 29, 2012	$1,680	$—	$1,680
Additional goodwill recognized during the period (1)	1,709	—	1,709
Impairment losses recognized during the period	—	—	—
Other changes in the carrying amounts during the period	—	—	—
Balance at December 28, 2013	3,389	—	3,389
Additional goodwill recognized during the period	—	—	—
Impairment losses recognized during the period	—	—	—
Other changes in the carrying amounts during the period	—	—	—
Balance at March 29, 2014	$3,389	$—	$3,389

(1) During 2013, the Company recorded goodwill related to the Robertex acquisition.

The following table represents the details of the Company's intangible assets:

Intangible assets subject to amortization:

	March 29, 2014			December 28, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$1,062	$(55)	$1,007	$1,062	$(40)	$1,022
Rug design coding	144	(18)	126	144	(14)	130
Trade names	4,668	(59)	4,609	1,368	(34)	1,334
Total	$5,874	$(132)	$5,742	$2,574	$(88)	$2,486

Amortization expense for intangible assets is summarized as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
Customer relationships	$15	$4
Rug design coding	4	4
Trade names	25	—
Amortization expense	$44	$8

Table of Contents    10

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Continued)

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	March 29, 2014	December 28, 2013
Compensation and benefits	$10,086	$8,233
Provision for customer rebates, claims and allowances	6,360	6,202
Advanced customer deposits	4,239	1,862
Outstanding checks in excess of cash	1,704	3,873
Other	8,111	6,032
Accrued expenses	$30,500	$26,202

NOTE 9 - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products.  Product warranty reserves are included in accrued expenses in the Company's Consolidated Condensed Financial Statements. The following is a summary of the Company's product warranty activity.

	Three Months Ended
	March 29, 2014	March 30, 2013
Product warranty reserve at beginning of period	$1,850	$1,297
Warranty reserve assumed in business combination	209	—
Warranty liabilities accrued	1,014	900
Warranty liabilities settled	(1,208)	(830)
Changes for pre-existing warranty liabilities	136	(78)
Product warranty reserve at end of period	$2,001	$1,289

NOTE 10 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	March 29, 2014	December 28, 2013
Revolving credit facility - Tranche A	$103,052	$85,274
Revolving credit facility - Tranche B	5,380	—
Obligation to Development Authority of Gordon County	4,194	4,447
Note payable - Robertex acquisition	3,809	3,789
Equipment notes payable	7,568	7,987
Notes payable	2,648	2,210
Capital lease obligations	5,956	4,281
Total long-term debt	132,607	107,988
Less: current portion of long-term debt	(12,330)	(6,229)
Long-term debt	$120,277	$101,759

Amended Revolving Credit Facility

On March 14, 2014, the Company amended its senior credit facility ("amended senior credit facility"), effective as of March 19, 2014 to permit the acquisition of Atlas Carpet Mills, Inc. by means of an over advance ("Tranche B Advance") of $5,438 maturing on June 30, 2014. The Tranche B Advance bears interest at a rate of 3.50% plus LIBOR, subject also to various availability percentages, limitations, covenants and conditions. In addition, the revolving portion of the facility ("Tranche A Advance") provides for a maximum of $150,000 of revolving credit, subject to borrowing base availability. The borrowing base is currently equal to specified percentages of the Company's eligible accounts receivable, inventories, fixed assets and real property less

Table of Contents    11

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Continued)

reserves established, from time to time, by the administrative agent under the facility. In addition, the term of the amended senior credit facility was extended from August 1, 2018 to March 14, 2019.

At the Company's election, Tranche A Advances of the amended senior credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2 or 3 month periods, as selected by the Company, plus an applicable margin of either 1.50%, 1.75% or 2.00%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate plus 1.00%, plus an applicable margin of either 0.50%, 0.75% or 1.00%. The applicable margin is determined based on availability under the amended senior credit facility with margins increasing as availability decreases. The Company continues to pay an unused line fee on the average amount by which the aggregate commitments exceed utilization of the senior credit facility equal to 0.375% per annum.

The amended senior credit facility continues to include certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations. The amended senior credit facility requires the Company to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability is less than $14,440 through May 31, 2014 and increases to $16,500 from and after June 1, 2014. The amendment also provided for a waiver of the measurement and application of the fixed charge coverage ratio that would otherwise be required by a reduction in excess availability from March 14, 2014 through and including April 13, 2014. As of March 29, 2014, the unused borrowing availability under the amended senior credit facility was $20,634.

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

Note Payable - Robertex Acquisition

On July 1, 2013, the Company signed a 4.50% seller-financed note of $4,000, which was recorded at a fair value of $3,749, with Robert P. Rothman related to the acquisition of Robertex Associates, LLC ("Robertex") in Calhoun, Georgia. The note is payable in five annual installments of principal of $800 plus interest. The note matures June 30, 2018.

Equipment Notes Payable

The Company's equipment financing notes have terms ranging from four to seven years, bear interest ranging from 1.00% to 7.72% and are due in monthly installments through their maturity dates. In connection with certain of the notes, the Company is required to maintain funds in a separate escrow account. At March 29, 2014 and December 28, 2013, the balances held were $793 and $1,401, respectively, and are included in other current assets on the Company’s Consolidated Condensed Balance Sheets. The Company's equipment financing notes are secured by the specific equipment financed and do not contain any financial covenants.

Capital Lease Obligations

The Company's capital lease obligations have terms ranging from four to seven years, bear interest ranging from 2.90% to 7.40% and are due in monthly or quarterly installments through their maturity dates. The Company's capital lease obligations are secured by the specific equipment leased.

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

Table of Contents    12

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Continued)

Level 3 - Measurements using management's best estimate of fair value, where the determination of fair value requires significant management judgment or estimation.

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Condensed Balance Sheets as of March 29, 2014 and December 28, 2013:

	March 29, 2014	December 28, 2013	Fair Value Hierarchy Level
Assets:
Rabbi trust (1)	$14,317	$14,242	Level 2
Interest rate swaps (2)	92	556	Level 2

Liabilities:
Interest rate swaps (2)	$1,203	$813	Level 2
Deferred compensation plan (3)	13,013	13,210	Level 1
Contingent consideration (4)	2,738	2,751	Level 3

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

Changes in the fair value measurements using significant unobservable inputs (Level 3) during the three months ending March 29, 2014 and March 30, 2013 were as follows:

	March 29, 2014	March 30, 2013
Beginning balance	$2,751	$1,928
Fair value adjustments	45	42
Settlements	(58)	(107)
Ending balance	$2,738	$1,863

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three months ending March 29, 2014 or March 30, 2013. If any, the Company recognizes the transfers in or transfers out at the end of the reporting period.

Table of Contents    13

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Continued)

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	March 29, 2014		December 28, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$355	$355	$255	$255
Notes receivable, including current portion	282	282	282	282
Interest rate swaps	92	92	556	556
Financial Liabilities:
Long-term debt and capital leases, including current portion	132,607	129,539	107,988	101,752
Interest rate swaps	1,203	1,203	813	813

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

The following is a summary of the Company's interest rate swaps as of March 29, 2014:

Type	Notional Amount	Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$10,000	October 3, 2011 through September 1, 2016	1.330%	1 Month LIBOR
Interest rate swap	$10,000	March 1, 2013 through September 1, 2016	1.620%	1 Month LIBOR
Interest rate swap	$5,000	June 1, 2013 through September 1, 2016	1.700%	1 Month LIBOR
Interest rate swap	$25,000	September 1, 2016 through September 1, 2021	3.105%	1 Month LIBOR
Interest rate swap	$25,000	September 1, 2015 through September 1, 2021	3.304%	1 Month LIBOR

The following table summarizes the fair values of derivative instruments included in the Company's Consolidated Condensed Balance Sheets:

	Location on Consolidated Balance Sheets	Fair Value
		March 29, 2014	December 28, 2013
Asset Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Other Assets	$92	$556
Total Asset Derivatives		$92	$556

Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued Expenses	$336	$328
Interest rate swaps, long term portion	Other Long-Term Liabilities	867	485
Total Liability Derivatives		$1,203	$813

Table of Contents    14

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Continued)

The following tables summarize the pre-tax impact of derivative instruments on the Company's financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	Three Months Ended
	March 29, 2014	March 30, 2013
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(940)	$20

	Amount of Gain or (Loss) Reclassified from AOCIL on the effective portion into Income (1)(2)
	Three Months Ended
	March 29, 2014	March 30, 2013
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(86)	$(145)

	Amount of Gain or (Loss) Recognized on the ineffective portion in Income on Derivative (3)
	Three Months Ended
	March 29, 2014	March 30, 2013
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$—	$—

(1)	The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's Consolidated Condensed Statements of Operations.

(2)	The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to fiscal 2013 is $336.

(3)
The amount of gain (loss) recognized in income on the ineffective portion of interest rate swaps is included in other (income) expense, net on the Company's Consolidated Condensed Statements of Operations.

NOTE 13 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers a significant portion, or approximately 70% of the Company's associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $232 and $143 for the three months ended March 29, 2014 and March 30, 2013, respectively.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers those associates at one facility who are under a collective-bargaining agreement, or approximately 17% of the Company's associates. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $18 and $17 for the three months ended March 29, 2014 and March 30, 2013, respectively.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation.  The obligations owed to participants under this plan were $13,013 at March 29, 2014 and $13,210 at December 28, 2013 and are included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors.  The Company utilizes a Rabbi Trust to hold, invest and reinvest

Table of Contents    15

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Continued)

deferrals and contributions under the plan.  Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $14,317 at March 29, 2014 and $14,242 at December 28, 2013 and is included in other assets in the Company's Consolidated Condensed Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. Expenses related to the multi-employer pension plan were $67 and $61 for the three months ended March 29, 2014 and March 30, 2013, respectively.

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

Components of net periodic benefit cost (credit) for all postretirement plans are summarized as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
Service cost	$2	$2
Interest cost	5	6
Amortization of prior service credits	(22)	(22)
Recognized net actuarial gains	(10)	(10)
Net periodic benefit cost (credit)	$(25)	$(24)

NOTE 14 - INCOME TAXES

The Company's effective income tax rate for the period ending March 29, 2014 is based upon the projected estimated annual income tax rate. The effective income tax rate in the first quarter of 2014 was 37.0%, which approximates the Company's statutory tax rate. The difference between the effective tax rate and the statutory tax rate for the three months ended March 29, 2014 was affected by certain non-deductible expenses and a tax benefit for tax deductible goodwill. In addition, the Company realized a tax benefit for the use of certain state net operating losses that had a valuation allowance. On March 19, 2014, the Company acquired Atlas which was accounted for as a bargain purchase. The tax effect of the related bargain purchase gain is included in the Company's effective tax rate.

The difference between the effective rates and the statutory rates for the three months ended March 30, 2013 was affected by the inclusion of a $202 non-taxable settlement gain associated with a company-owned insurance policy. In addition, $157 in federal tax credits were recognized as a result of tax legislation passed in January 2013.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $291 at March 29, 2014 and December 28, 2013.  There were no significant interest or penalties accrued as of March 29, 2014 or December 28, 2013.  Such benefits, if recognized, would affect the Company's effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly during the next twelve months.

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

Table of Contents    16

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Continued)

NOTE 15 - EARNINGS PER SHARE

The Company's unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities and are included in the computation of earnings per share. The accounting guidance requires additional disclosure of EPS for common stock and unvested share-based payment awards, separately disclosing distributed and undistributed earnings.  Undistributed earnings represent earnings that were available for distribution but were not distributed.  Common stock and unvested share-based payment awards earn dividends equally.  All earnings were undistributed in all periods presented.

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

	Three Months Ended
	March 29, 2014	March 30, 2013
Basic earnings per share:
Income from continuing operations	$3,308	$651
Less: Allocation of earnings to participating securities	(135)	(24)
Income from continuing operations available to common shareholders - basic	$3,173	$627
Basic weighted-average shares outstanding (1)	12,789	12,674
Basic earnings per share - continuing operations	$0.25	$0.05

Diluted earnings per share:
Income from continuing operations available to common shareholders - basic	$3,173	$627
Add: Undistributed earnings reallocated to unvested shareholders	2	—
Income from continuing operations available to common shareholders - basic	$3,175	$627
Basic weighted-average shares outstanding (1)	12,789	12,674
Effect of dilutive securities:
Stock options (2)	166	2
Directors' stock performance units (2)	62	63
Diluted weighted-average shares outstanding (1)(2)	13,017	12,739
Diluted earnings per share - continuing operations	$0.24	$0.05

(1)	Includes Common and Class B Common shares, in thousands.

(2)
Because their effects are anti-dilutive, shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded. Aggregate shares excluded for the three months ended March 29, 2014 and March 30, 2013 were 123 and 691, respectively.

NOTE 16 - STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Condensed Financial Statements.  The number of shares to be issued is determined by dividing the specified dollar value of the award by the market value per share on the grant date.  The Company's stock compensation expense for the three months ended March 29, 2014 and March 30, 2013 was $196 and $201, respectively.

On March 12, 2014, the Company issued 101,315 shares of restricted stock to officers and other key employees. The grant-date fair value of the awards was $1,588, or $15.675 per share, and will be recognized as stock compensation expense over the vesting periods which range from 2 to 13 years from the date the awards were granted. Each award is subject to a continued service condition. The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

Table of Contents    17

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Continued)

NOTE 17 - OTHER COMPREHENSIVE INCOME (LOSS)

Components of other comprehensive income (loss) are as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps:
Before income taxes	$(940)	$20
Income taxes	(358)	8
Net of taxes	(582)	12
Reclassification of loss into earnings from interest rate swaps (1):
Before income taxes	86	35
Income taxes	33	13
Net of taxes	53	22
Amortization of unrealized loss on dedesignated interest rate swaps (1):
Before income taxes	—	110
Income taxes	—	42
Net of taxes	—	68
Reclassification of net actuarial gain into earnings from postretirement benefit plans (2):
Before income taxes	(10)	(10)
Income taxes	(4)	(4)
Net of taxes	(6)	(6)
Reclassification of prior service credits into earnings from postretirement benefit plans (2):
Before income taxes	(22)	(22)
Income taxes	(8)	(8)
Net of taxes	(14)	(14)
Other comprehensive income (loss)	$(549)	$82

(1)
Amounts for cash flow hedges reclassified from accumulated other comprehensive income (loss) to net income were included in interest expense in the Company's Consolidated Condensed Statement of Operations.

(2)
Amounts for postretirement plans reclassified from accumulated other comprehensive income (loss) to net income were included in selling and administrative expenses in the Company's Consolidated Condensed Statement of Operations.

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 28, 2013	(144)	360	216
Unrealized gain (loss) on interest rate swaps, net of tax of $358	(582)	—	(582)
Reclassification of loss into earnings from interest rate swaps, net of tax of $33	53	—	53
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $4	—	(6)	(6)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $8	—	(14)	(14)
Balance at March 29, 2014	$(673)	$340	$(333)

Table of Contents    18

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Continued)

NOTE 18 - OTHER (INCOME) EXPENSE

Other operating (income) expense, net is summarized as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
Other operating (income) expense, net:
Insurance proceeds (1)	$—	$(202)
Loss on property, plant and equipment disposals	—	10
Loss on currency exchanges	120	37
Retirement expenses	31	39
Miscellaneous (income) expense	1	(44)
Other operating (income) expense, net	$152	$(160)

(1)	The Company recognized a settlement gain of $202 from a company-owned insurance policy during the three months ended March 30, 2013.

Other (income) expense, net is summarized as follows:

	Three Months Ended
	March 29, 2014	March 30, 2013
Other (income) expense, net:
Miscellaneous (income) expense	$10	$8
Other (income) expense, net	$10	$8

NOTE 19 - FACILITY CONSOLIDATION EXPENSES

2014 Warehousing, Distribution & Manufacturing Consolidation Plan

On January 20, 2014, the Company developed a plan to align its warehousing, distribution and manufacturing to support its growth and manufacturing strategy resulting in better cost structure and improved distribution capabilities and customer service ("2014 Warehousing, Distribution & Manufacturing Consolidation Plan"). The key element and first major step of this plan is the leasing of a facility that will serve as a finished goods warehouse and a cut-order and distribution center in Adairsville, Georgia; such lease commencing on May 1, 2014. Costs related to the consolidation include moving and relocation expenses, information technology expenses and expenses relating to conversion and realignment of equipment. Estimated costs to complete this restructuring plan are expected to be approximately $2,400.

2014 Atlas Integration Plan

As a part of the March 19, 2014 acquisition of Atlas, the Company developed a plan to close the operations of the Atlas dyeing facility in Los Angeles and move the carpet dyeing of their products to the Company's dyeing operation located in Santa Ana, California ("2014 Atlas Integration Plan"). Costs related to the consolidation include equipment relocation, computer systems modifications and severance costs and should be completed in fiscal 2015. Total estimated costs to complete this restructuring plan are approximately $1,500. During the three months ended March 29, 2014, the Company incurred costs of $73 associated with this plan. There are approximately $1,427 remaining costs to be incurred under this plan.

Expenses incurred under these plans are classified in "facility consolidation expenses" in the Company's Consolidated Condensed Statements of Operations.

Table of Contents    19

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Continued)

NOTE 20 - CONTINGENCIES

The Company assesses its exposure related to legal matters, including those pertaining to product liability, safety and health matters and other items that arise in the regular course of its business. If the Company determines that it is probable a loss has been incurred, the amount of the loss, or an amount within the range of loss, that can be reasonably estimated will be recorded.

Environmental Remediation

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and estimable. Remediation obligations are accrued based on the latest available information and are recorded at undiscounted amounts. The Company regularly monitors the progress of environmental remediation. Should studies indicate that the cost of remediation has changed from the previous estimate, an adjustment to the liability would be recorded in the period in which such determination is made. (See Note 21)

NOTE 21 - DISCONTINUED OPERATIONS

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

	Three Months Ended
	March 29, 2014	March 30, 2013
Loss from discontinued operations:
Workers' compensation costs	$(38)	$(12)
Environmental remediation costs	(23)	(9)
Loss from discontinued operations, before taxes	(61)	(21)
Income tax benefit	(21)	(6)
Loss from discontinued operations, net of tax	$(40)	$(15)

Workers' Compensation

Undiscounted reserves are maintained for the self-insured workers' compensation obligations. These reserves are administered by a third-party workers' compensation service provider under the supervision of Company personnel. Such reserves are reassessed on a quarterly basis. Pre-tax cost incurred for workers' compensation as a component of discontinued operations primarily represents a change in estimate for each period from unanticipated medical costs associated with the Company's obligations.

Environmental Remediation

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has ongoing obligations at five previously owned sites that were associated with its discontinued textile businesses. Each of these sites contains relatively low levels of ground or ground water contaminants. Each site has a Corrective Action Plan ("CAP") with the applicable authoritative state regulatory body responsible for oversight for environmental compliance and the Company contracts with third party qualified environmental specialists for related remediation, monitoring and reporting for each location. The CAP for four of these sites involves natural attenuation (degradation of the contaminants through naturally occurring events) over periods currently estimated at 10 to 20 years and the CAP on the remaining site involves a pump and treat remediation process, currently estimated to remediate over a period of 25 years. Additionally, the Company has an environmental liability related to the property of a facility and related business that was sold in 2004. The CAP, involving an oxidation-based remediation plan, was approved in 2010 and is currently estimated to remediate over a 7 year period beginning in 2010. The Company has an accrual for environmental remediation obligations of $1,824 and $1,830 as of March 29, 2014 and December 28, 2013, respectively. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from our estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

Table of Contents    20

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in thousands, except per share data) (Continued)

NOTE 22 - SUBSEQUENT EVENTS

Joint Venture and Debt Amendment

Effective April 16, 2014, TDG Operations, LLC, a subsidiary of the Company, and Desso (USA), Inc., a subsidiary of Desso B.V., a Netherlands based company, completed the formation of the previously announced joint venture, Desso Masland Hospitality, LLC. The purpose of the joint venture is to sell and distribute hospitality floorcovering products in the United States market, and such other territories as the parties may determine from time to time. The joint venture is intended to build the Company’s presence in the upscale hospitality market by combining the parties’ sales forces and product offerings. The Company entered into a Ninth Amendment to its senior credit facility to permit an investment up to $500 in the joint venture and permit the Company to sell inventory to the joint venture up to certain amounts.

Table of Contents    21

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is presented to update the discussion of results of operations and financial condition included in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies were outlined in Management's Discussion and Analysis of Results of Operations and Financial Condition in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no significant changes to those critical accounting policies subsequent to the date of that report.

OVERVIEW

We believe that since 2011, increased resales and remodeling of existing homes and commercial facilities, have positively affected our sales growth to a greater extent than the industry in general because of the higher-end markets where our products are concentrated. While our business was more deeply affected by the economic downturn in 2008 through 2010, we believe our position in the upper end of the markets has permitted us to benefit from improved conditions and will allow us to take advantage of further anticipated growth in the upper-end markets. Our residential and commercial sales growth rate has been significantly above that of the industry as the economy rebounded subsequent to the downturn.

We believe our business was severely negatively impacted by the extreme weather conditions that affected much of the country during January and February. Although our sales growth continued to outpace the carpet industry in our first quarter 2014 year-over-year period, our comparative growth in January and February of 2014 was significantly below the growth we were experiencing in the more recent historical periods and the growth we anticipated during this period. We did see our sales growth rate increase in March compared with the same period in 2013 and, during the first four weeks of April, have seen higher rates of sales growth versus 2013, returning to levels we anticipated.

During 2013 and 2012, we embarked upon several strategic and tactical initiatives that we believe will permit us to strengthen future results. These items, further discussed below, include the investment in the development of certain new products, the acquisition of a continuous dyeing facility in North Georgia, the acquisition of certain rug manufacturing equipment and related business, realignment of certain of our broadloom tufting technologies from Atmore, Alabama into our North Georgia Eton facility, an opportunistic purchase of certain products from an industry competitor to incorporate into our product line and changes in both manufacturing and commercial business management. We expanded our yarn processing capabilities at our Roanoke, Alabama yarn processing facility to support our growth with internal supply and lessen our dependence on externally supplied yarn and acquired a wool manufacturing facility in Calhoun, Georgia that has permitted us to enhance our wool processing capabilities and related product offerings. In addition, we acquired certain dyeing technology we did not previously have that will further enhance our ability to provide a broader array of differentiated products.

As we have modified and enhanced our continuous dye line in Calhoun, Georgia, our capacity and capabilities have expanded. We continue to assess all of our dyeing and ancillary assets to determine whether, and to what extent, further rationalization of assets may be prudent.

On June 30, 2013, we completed the acquisition of Robertex Associates, Inc., a high-end manufacturer of specialty wool floorcovering products marketed under the names of “Robertex” and “Carousel”. This acquisition was designed to strengthen our position in our wool product line where we have seen continued growth. In order to appropriately support the increased wool business, we are realigning certain manufacturing equipment in this facility and infrastructure across our Company related to wool products. As our wool production capabilities are being expanded and enhanced, we are developing new products and investing in increased product sampling for these products. The implementation of these initiatives has had a negative effect on our results during the latter part of 2013 and the first quarter of 2014. We are nearing the new product launch for a number of wool products and the equipment realignment.

On January 20, 2014, our Board of Directors approved a 2014 Warehousing/Distribution/Manufacturing Restructuring Plan intended to align our warehousing, distribution and manufacturing to support our growth and manufacturing strategy. The plan is intended to create a better cost structure and improve distribution capabilities and customer service. The key element and first major step of this plan is leasing a 292,000 square foot facility that will serve as a finished goods warehouse and a cut-order and distribution center in Adairsville, Georgia; such lease commencing on May 1, 2014.

We expect the plan to be substantially completed by mid-part of fiscal 2015. We currently expect the implementation of this plan to result in total restructuring expenses of approximately $2.4 million, with approximately $1.4 million of such expenses during the fiscal 2014 and approximately $1.0 million of such expenses during the fiscal 2015. These expenses primarily consist of moving and relocation expenses, information technology expenses and expenses relating to conversion and realignment of equipment.

Table of Contents    22

Effective March 19, 2014, we acquired Atlas Carpet Mills, Inc. (“Atlas”). Total consideration for the acquisition was approximately $18.9 million. Atlas is a California based manufacturer and marketer of high-end commercial broadloom and tile carpeting serving soft floorcovering markets. Atlas has a strong reputation for exceptional design, quality and service. This brand will be sold through the existing Atlas sales force and will serve to broaden our product offerings for commercial applications along with our Masland Contract brand. The existing management of Atlas will continue with the Company. Prior to the acquisition, we were a long-time supplier of yarn to Atlas through our Candlewick Yarn operation and provided certain tile manufacturing services for their tile product line.

We recognized a gain of $8.7 million on the purchase of Atlas. We believe that several factors were significant in the recognition of a gain from the acquisition of Atlas. Atlas had higher cost of dyeing due to the lack of capacity utilization and therefore needed to lower costs by combining dye facilities with another operation. In addition, Atlas had a higher cost of modular carpet tile manufacturing due to outsourcing the tile manufacturing operations. Therefore, Atlas would have had to make significant investments in product and manufacturing equipment to be competitive in the modular carpet manufacturing business. Finally, the Seller had the desire to see Atlas operated as an independent brand and organization in the future. All of these objectives were achieved by combining Atlas with us in a mutually advantageous relationship.

As a part of the Atlas acquisition, we will discontinue operations at the Atlas dyeing facility in Los Angeles and move the carpet dyeing of their products to our Susan Street dyeing operation located in Santa Ana, California. We adopted a formal plan to accommodate the dyeing move and address the modification of computer systems. The costs of these initiatives are expected to be approximately $1.5 million and should be completed in fiscal 2015. During the quarter ended March 29, 2014, we incurred costs of $73 thousand associated with this plan.

We remain optimistic about conditions that affect the higher-end residential markets we serve and continue to address initiatives in our commercial offerings related to our products, manufacturing processes and distribution alternatives. We believe the actions discussed above have been, and are, necessary to position us to more fully take advantage of the markets we serve and have helped to facilitate the growth we have experienced and that we anticipate in the future.

RESULTS OF OPERATIONS

The following table sets forth certain elements of our continuing operations as a percentage of net sales for the periods indicated:

	March 29, 2014	March 30, 2013
Net sales	100.0%	100.0%
Cost of sales	78.9%	75.6%
Gross profit	21.1%	24.4%
Selling and administrative expenses	23.7%	22.4%
Other operating (income) expense, net	0.2%	(0.2)%
Facility consolidation expenses	0.1%	—%
Operating income (loss)	(2.9)%	2.2%

Net Sales. Net sales for the quarter ended March 29, 2014 was $85.3 million, an increase of 13.1% compared with net sales of $75.4 million for the year-earlier quarter. In the first quarter of 2014, residential carpet sales increased 9.4% and net sales of commercial carpet increased 18.0% compared with the first quarter of 2013, or an increase in commercial sales of 9.6% excluding the sales attributable to Atlas for the period of March 20, 2014 through March 29, 2014. We believe our sales were negatively affected by the extreme weather conditions during the first quarter of 2014.

Cost of Sales. Cost of sales as a percentage of net sales was 78.9% in the first quarter of 2014 compared with 75.6% in the first quarter of 2013. The 2014 period included $1.5 million of costs directly attributable to the adverse weather conditions and manufacturing inefficiencies related to replacement of the dryer at our Colormaster continuous dyeing facility. Additionally, the adverse weather conditions during the first quarter impacted our production resulting in under absorption of fixed costs. The 2013 period was negatively affected by integration and expansion costs of $1.3 million related to the acquisition of the Colormaster continuous dyeing facility in late 2012, the integration of the Crown Rug assets and startup expenses related to the continued expansion of our tufting operation in Eton, Georgia.

Gross Profit. Gross profit was $18.0 million in the first quarter of 2014 compared with $18.4 million in the year-earlier period. Our gross profit was impacted from the weather in the first quarter of 2014 due to both lower sales and higher per unit costs of production.

Selling and Administrative Expenses. Selling and administrative expenses increased 1.3 percentage points as a percentage of sales in the first quarter of 2014 compared with the first quarter of 2013. The first quarter of 2014 included $455 thousand of

Table of Contents    23

costs related to the Atlas acquisition and the formation of the joint venture and $620 thousand related to the rebranding of certain wool products and other marketing initiatives.

Other Operating (Income) Expense, Net. Other operating (income) expense, net was an expense of $152 thousand in the first quarter of 2014 and income of $160 thousand in the first quarter of 2013. The first quarter of 2014 included currency valuation losses of $83 thousand in excess of such losses in the prior-year period. The 2013 period included a gain of $202 thousand related to settlement of a company-owned insurance policy.

Facility Consolidation Expenses. These expenses are related to the Atlas dye house consolidation subsequent to the Atlas acquisition on March 19, 2014 (see discussion in overview commentary above).

Operating Income (Loss). We reported an operating loss of $2.5 million in the first quarter of 2014 compared with operating income of $1.7 million in the first quarter of 2013. Operating results in the 2014 reporting period were negatively affected by the weather-related costs discussed, manufacturing inefficiencies related to the replacement of the dryer at Colormaster, the Atlas acquisition-related expenses and market-related expenses.

Interest Expense. Interest expense increased $17 thousand in the first quarter of 2014 compared with the first quarter of 2013. Although debt was higher in the first quarter of 2014 compared with the first quarter of 2013, our effective interest rates were lower.

Other Expense, Net. Other expense, net was not significant in the first quarter of 2014 or 2013.

Income Tax Provision. Our effective income tax rate is based upon estimated annual income tax rates. The effective income tax rate in the first quarter of 2014 was 37.0%, which approximates the Company's statutory tax rate. The difference between the effective tax rate and the statutory tax rate for the three months ended March 29, 2014 was affected by certain non-deductible expenses and a tax benefit for tax deductible goodwill. In addition, the Company realized a tax benefit for the use of certain state net operating losses that had a valuation allowance. The effective tax rate in the first quarter of 2013 differed from statutory rates primarily due to the effect of the domestic manufacturing deduction inherent in development of the 2013 estimated tax rate, benefits of certain 2012 federal tax credits required to be recognized in the first quarter of 2013 as the law had not been passed until January 2013 and as a result of a non-taxable settlement gain related to company-owned insurance.

Income from Continuing Operations. We had income from continuing operations of $3.3 million, or $0.24 per diluted share in the first quarter of 2014 compared with income from continuing operations of $651 thousand, or $0.05 per diluted share in the first quarter of 2013. The pretax gain of $8.7 million on the purchase of Atlas had a positive effect on income from continuing operations of approximately $5.5 million after-tax, or $0.42 per diluted share.

Net Income. Discontinued operations reflected a loss of $40 thousand, or $0.00 per diluted share, in the first quarter of 2014 compared with a loss of $15 thousand, or $0.00 per diluted share, in the same period in 2013. Including discontinued operations, we had net income of $3.3 million, or $0.24 per diluted share, in the first quarter of 2014 compared with net income of $636 thousand, or $0.05 per diluted share, in the first quarter of 2013. The pretax gain of $8.7 million on the purchase of Atlas had a positive effect on net income of approximately $5.5 million after-tax, or $0.42 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 29, 2014, debt increased $23.1 million under our senior credit line and equipment financing agreements and an additional $1.5 million related to assets acquired under capital leases for a total increase in debt of $24.6 million. These funds were used to finance our operations; including $3.6 million in operating activities, $14.1 million related to the Atlas acquisition, $2.8 million in property, plant and equipment purchases, $2.2 million to fund outstanding checks and $158 thousand for miscellaneous cash outlays.

Excluding assets acquired and liabilities assumed in the Atlas acquisition and the change in the current portion of debt, working capital increased $1.3 million in the first three months of 2014. The increase was principally attributable to an increase in inventories commensurate with the higher level of business.

Capital asset acquisitions for the three months ended March 29, 2014 were $4.3 million; $2.8 million through funded debt and $1.5 million of equipment acquired under capital leases, while depreciation and amortization was $3.0 million. We expect capital expenditures and capital leases combined to be approximately $18.0 million in 2014 for normal capital expenditures while depreciation and amortization is expected to be approximately $12.5 million. Planned capital expenditures in 2014 are primarily for new equipment.

Debt Facilities

On March 14, 2014, we amended the senior credit facility ("amended senior credit facility"), effective as of March 19, 2014 to permit the acquisition of Atlas by means of an over advance ("Tranche B Advance") of $5.4 million maturing on June 30, 2014. The Tranche B Advance bears interest at a rate of 3.50% plus LIBOR, subject also to various availability percentages, limitat

Table of Contents    24

ions, covenants and conditions. In addition, the revolving portion of the facility ("Tranche A Advance") provides for a maximum of $150 million of revolving credit, subject to borrowing base availability. The borrowing base is currently equal to specified percentages of our eligible accounts receivable, inventories, fixed assets and real property less reserves established, from time to time, by the administrative agent under the facility. In addition, the term of the facility was extended to March 14, 2019.

At our election, Tranche A Advances of the amended senior credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2 or 3 month periods, as we may select, plus an applicable margin of either 1.50%, 1.75% or 2.00%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate plus 1.00%, plus an applicable margin of either 0.50%, 0.75% or 1.00%. The applicable margin is determined based on availability under the amended senior credit facility with margins increasing as availability decreases. We continue to pay an unused line fee on the average amount by which the aggregate commitments exceed utilization of the senior credit facility equal to 0.375% per annum.

The amended senior credit facility continues to include certain affirmative and negative covenants that impose restrictions on our financial and business operations. The amended senior credit facility requires us to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability is less than $14.44 million through May 31, 2014 and increases to $16.5 million from and after June 1, 2014. The amendment also provided for a waiver of the measurement and application of the fixed charge coverage ratio that would otherwise be required by a reduction in excess availability from March 14, 2014 through, and including, April 13, 2014. As of March 29, 2014, the unused borrowing availability under the amended senior credit facility was $20.6 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU required an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity was required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity had to provide the disclosures required by those amendments retrospectively for all comparative periods presented. In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210)-Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". The ASU clarified that ordinary trade receivables and payables were not in the scope of ASU No. 2011-11. ASU No. 2011-11 applied only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that were either offset in accordance with specific criteria contained in the Codification or subject to a master netting arrangement or similar agreement. The effective date was the same as the effective date of ASU 2011-11. The adoption of these ASUs did not have a material effect on our Consolidated Condensed Financial Statements.

In February 2013, the FASB issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date". This ASU provided guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance was fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. For public entities, the ASU was effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The ASU shall be applied retrospectively to all prior periods presented for those obligations within the scope of this Subtopic that existed at the beginning of an entity's fiscal year of adoption. Early adoption was permitted. The adoption of this ASU did not have a material effect on our Consolidated Condensed Financial Statements.

In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists". This ASU required an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward was not available at the reporting date, the unrecognized tax benefit will be presented in the financial statements as a liability and not combined with deferred tax assets. This ASU was effective for annual and interim periods beginning after December 15, 2013, with early adoption permitted. The adoption of this ASU did not have a material effect on our Consolidated Condensed Financial Statements.

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". The ASU was issued to change the requirements for reporting discontinued operations and to enhance the disclosures in this area. The ASU requires a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift and will have a major effect on an entity's operations and financial results. The ASU will be effective prospectively for interim and annual reporting periods beginning after December 15, 2014. The adoption of this ASU will only impact our reporting and disclosures of future disposals, if any.

CERTAIN FACTORS AFFECTING THE COMPANY'S PERFORMANCE

Table of Contents    25

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

At March 29, 2014, $83,432, or approximately 63% of our total debt, was subject to floating interest rates.  A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $8.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated  the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 29, 2014, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

We acquired Atlas Carpet Mills, Inc. (“Atlas”) on March 19, 2014. Since the date of acquisition, we have been analyzing and evaluating procedures and controls of Atlas to determine their effectiveness and to make them consistent with our disclosure controls and procedures. We will continue to analyze Atlas' procedures and controls and expect to make additional changes to those controls in the future. Prior to our acquisition, Atlas was not required to maintain disclosure controls and procedures or document and assess internal control over financial reporting, in each case as required under the rules and regulations of the U.S. Securities and Exchange Commission. As permitted by guidance issued by the staff of the U.S. Securities and Exchange Commission, Atlas has been excluded from the scope of our quarterly discussion of material changes in internal control over financial reporting below. Atlas was included in our results of operations subsequent to our acquisition on March 19, 2014 and constituted 2.0% of our consolidated revenues for the first three months of 2014 and 11.4% of consolidated assets as of March 29, 2014.

No changes in our internal control over financial reporting occurred during the quarter covered by this report that materially affected, or are reasonably likely to affect, our internal control over financial reporting except as described above with respect to Atlas. Changes to processes, information technology systems, and other components of internal control over financial reporting resulting from the acquisition of Atlas, as described above, are expected as the integration proceeds.

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

Table of Contents    26

because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  These inherent limitations are known features of the financial reporting process; therefore, while it is possible to design into the process safeguards to reduce such risk, it is not possible to eliminate all risk.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

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

The floor covering industry, in which the Company participates, is highly dependent on general economic conditions, such as consumer confidence and income, corporate and government spending, interest rate levels, availability of credit and demand for housing. The Company derives a majority of its sales from the replacement segment of the market. Therefore, economic changes that result in a significant or prolonged decline in spending for remodeling and replacement activities could have a material adverse effect on the Company’s business and results of operations.

The floor covering industry is highly dependent on construction activity, including new construction, which is cyclical in nature, and recently experienced a downturn. The downturn in the U.S. and global economies, along with the residential and commercial markets in such economies, negatively impacted the floor covering industry and the Company’s business. Although the impact of a decline in new construction activity is typically accompanied by an increase in remodeling and replacement activity, these activities lagged during the downturn. Although the difficult economic conditions have improved, there may be additional downturns that could cause the industry to deteriorate in the foreseeable future. A significant or prolonged decline in residential or commercial construction activity could have a material adverse effect on the Company’s business and results of operations.

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

We have a significant amount of indebtedness relative to our equity. In addition, as part of the acquisition of Atlas Carpet Mills, Inc., we incurred additional indebtedness that must be repaid by June 30, 2014. Insufficient cash flow, profitability or the value of our assets securing our loans could materially adversely affect our ability to generate sufficient funds to satisfy the terms of our senior loan agreements and other debt obligations. Additionally, the inability to access debt or equity markets at competitive rates in sufficient amounts to satisfy our obligations could adversely impact our business.

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

Table of Contents    27

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

Nylon yarn is the principal raw material used in our floor covering products. A significant portion of such yarn is purchased from one supplier. Our yarn supplier is one of the leading fiber suppliers within the industry and is the exclusive supplier of certain innovative branded fiber technology upon which we rely. We believe our offerings of this innovative fiber technology contribute materially to the competiveness of our products. While we believe there are other sources of nylon yarns, an unanticipated termination or interruption of our current supply of nylon yarn could have a material adverse effect on our ability to supply our product to our customers and have a material adverse impact on our competitiveness if we are unable to replace our nylon supplier with another supplier that can offer similar innovative fiber products. An extended interruption in the supply of these or other raw materials or sourced products used in the Company’s business or in the supply of suitable substitute materials or products would disrupt the Company’s operations, which could have a material adverse effect on the Company’s business.

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

Table of Contents    28

We are subject to various environmental, safety and health regulations that may subject us to costs, liabilities and other obligations, which could have a material adverse effect on our business, results of operations and financial condition.

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

Many of our business activities involve substantial investments in manufacturing facilities and many products are produced at a limited number of locations. These facilities could be materially damaged by natural disasters, such as floods, tornadoes, hurricanes and earthquakes, or by fire or other unexpected events such as adverse weather conditions or other disruptions to either our facilities, supply chain or our customer's facilities. We could incur uninsured losses and liabilities arising from such events, including damage to our reputation, and/or suffer material losses in operational capacity, which could have a material adverse impact on our business, financial condition and results of operations.

Table of Contents    29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our repurchases of shares of our Common Stock during the three months ended March 29, 2014:

Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
February 1, 2014	—	$—	—
March 1, 2014	5,352	13.81	5,352
March 29, 2014	10	15.78	10
Three Months Ended March 29, 2014	5,362	$13.64	5,362	$4,237,965
(1)  On August 8, 2007, we announced a program to repurchase up to $10.0 million of our Common Stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a.)	Exhibits

10.1
Seventh Amendment to Credit Agreement dated as of January 20, 2014, by and among The Dixie Group Inc., certain of its subsidiaries and Wells Fargo Capital Finance, LLC, as Agent and the persons identified as Lenders therein, Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated January 21, 2014.

10.2
Stock Purchase Agreement by and between TDG Operations, LLC and James Horwich dated March 19, 2014, Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated March 20, 2014.

10.3
Eighth Amendment to Credit Agreement dated as of March 14, 2014, by and among The Dixie Group Inc., certain of its subsidiaries and Wells Fargo Capital Finance, LLC, as Agent and the persons identified as Lenders therein, Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 20, 2014.

10.4
Ninth Amendment to Credit Agreement dated as of March 26, 2014, by and among The Dixie Group Inc., certain of its subsidiaries and Wells Fargo Capital Finance, LLC, as Agent and the persons identified as Lenders therein, Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated April 17, 2014.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Limited Liability Company Agreement of Desso Masland Hospitality LLC and Desso (U.S.A.), Inc. is filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Table of Contents    30

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIXIE GROUP, INC.
(Registrant)

Date: May 7, 2014	By: /s/ JON A. FAULKNER
Jon A. Faulkner Vice President and Chief Financial Officer

Date: May 7, 2014	By: /s/ D. EUGENE LASATER
D. Eugene Lasater Controller

Table of Contents    31