Form 10-Q
period 2014-06-28
DIXIE GROUP INC
filed 2014-08-06
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014
OR

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

☐	Large accelerated filer	☑	Accelerated filer
☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of July 25, 2014
Common Stock, $3 Par Value	14,995,291 shares
Class B Common Stock, $3 Par Value	764,191 shares
Class C Common Stock, $3 Par Value	0 shares

Table of Contents    1

THE DIXIE GROUP, INC.

Table of Contents    2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(amounts in thousands, except share data)

	June 28, 2014	December 28, 2013
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$306	$255
Receivables, net	53,416	44,063
Inventories	108,001	93,219
Prepaid expenses	8,601	5,630
Deferred income taxes	7,585	6,622
Assets held for sale	5,322	—

TOTAL CURRENT ASSETS	183,231	149,789

PROPERTY, PLANT AND EQUIPMENT, NET	83,380	74,485
OTHER ASSETS	28,204	24,592
TOTAL ASSETS	$294,815	$248,866

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$25,751	$21,679
Accrued expenses	29,711	26,202
Current portion of long-term debt	14,704	6,229
TOTAL CURRENT LIABILITIES	70,166	54,110

LONG-TERM DEBT	99,987	101,759
DEFERRED INCOME TAXES	6,921	4,072
OTHER LONG-TERM LIABILITIES	19,700	18,154
TOTAL LIABILITIES	196,774	178,095

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 14,995,691 shares for 2014 and 12,441,356 shares for 2013	44,987	37,324
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 764,191 shares for 2014 and 870,287 shares for 2013	2,293	2,611
Additional paid-in capital	154,504	137,170
Accumulated deficit	(102,799)	(106,550)
Accumulated other comprehensive income (loss)	(944)	216
TOTAL STOCKHOLDERS' EQUITY	98,041	70,771
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$294,815	$248,866

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    3

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
NET SALES	$108,171	$83,617	$193,483	$159,057
Cost of sales	81,535	61,315	148,839	118,342
GROSS PROFIT	26,636	22,302	44,644	40,715

Selling and administrative expenses	24,373	18,841	44,625	35,737
Other operating expense, net	219	190	371	30
Facility consolidation expenses	949	—	1,022	—
Impairment of assets	655	—	655	—
OPERATING INCOME (LOSS)	440	3,271	(2,029)	4,948

Interest expense	1,158	869	2,169	1,864
Other (income) expense, net	(47)	11	(36)	18
Gain on purchase of business	—	—	(10,562)	—
Refinancing expenses	—	94	—	94
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(671)	2,297	6,400	2,972
Income tax provision (benefit)	(66)	620	2,570	643
INCOME (LOSS) FROM CONTINUING OPERATIONS	(605)	1,677	3,830	2,329
Loss from discontinued operations, net of tax	(39)	(32)	(79)	(47)
NET INCOME (LOSS)	$(644)	$1,645	$3,751	$2,282

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.04)	$0.13	$0.27	$0.18
Discontinued operations	(0.00)	(0.00)	(0.01)	(0.00)
Net income (loss)	$(0.04)	$0.13	$0.26	$0.18

BASIC SHARES OUTSTANDING	13,937	12,733	13,363	12,704

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.04)	$0.13	$0.27	$0.17
Discontinued operations	(0.00)	(0.00)	(0.01)	(0.00)
Net income (loss)	$(0.04)	$0.13	$0.26	$0.17

DILUTED SHARES OUTSTANDING	13,937	12,846	13,561	12,793

DIVIDENDS PER SHARE:
Common Stock	$—	$—	$—	$—
Class B Common Stock	—	—	—	—

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    4

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
NET INCOME (LOSS)	$(644)	$1,645	$3,751	$2,282

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on interest rate swaps	(645)	235	(1,227)	247
Reclassification of loss into earnings from interest rate swaps	54	50	107	71
Amortization of unrealized loss on dedesignated interest rate swaps	—	30	—	98
Reclassification of net actuarial gain into earnings from postretirement benefit plans	(6)	(6)	(13)	(11)
Reclassification of prior service credits into earnings from postretirement benefit plans	(14)	(14)	(27)	(27)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(611)	295	(1,160)	378

COMPREHENSIVE INCOME (LOSS)	$(1,255)	$1,940	$2,591	$2,660

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    5

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Six Months Ended
	June 28, 2014	June 29, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$3,830	$2,329
Loss from discontinued operations	(79)	(47)
Net income	3,751	2,282

Adjustments to reconcile net income to net cash used in operating activities, net of acquisition:
Depreciation and amortization	6,251	5,074
Provision (benefit) for deferred income taxes	2,597	(7)
Net (gain) loss on property, plant and equipment disposals	(3)	10
Impairment of assets	655	—
Gain on purchase of business	(10,562)	—
Stock-based compensation expense	611	491
Excess tax benefits from stock-based compensation	(340)	(49)
Write-off of deferred financing costs	—	94
Changes in operating assets and liabilities:
Receivables	(5,049)	(10,616)
Inventories	(3,801)	(7,412)
Other current assets	615	(667)
Accounts payable and accrued expenses	1,591	7,780
Other operating assets and liabilities	(157)	(566)
NET CASH USED IN OPERATING ACTIVITIES	(3,841)	(3,586)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	4	—
Deposits on property, plant and equipment	(507)	—
Purchase of property, plant and equipment	(5,053)	(4,828)
Net cash paid in business acquisition	(14,077)	—
NET CASH USED IN INVESTING ACTIVITIES	(19,633)	(4,828)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	1,270	19,373
Payments on mortgage note payable	—	(10,141)
Payments on note payable related to acquisition	(469)	(398)
Borrowings on equipment financing	1,709	1,628
Payments on equipment financing	(843)	(531)
Payments on capital leases	(488)	(282)
Borrowings on notes payable	346	—
Payments on notes payable	(948)	(494)
Change in outstanding checks in excess of cash	(1,526)	(638)
Proceeds from equity offering, net of issuance costs	24,559	—
Proceeds from exercise of stock options	134	19
Repurchases of Common Stock	(475)	(207)
Excess tax benefits from stock-based compensation	340	49
Payments for debt issuance costs	(84)	(244)
NET CASH PROVIDED BY FINANCING ACTIVITIES	23,525	8,134

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	51	(280)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	255	491
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$306	$211

Table of Contents    6

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,748	$1,598
Income taxes paid, net of tax refunds	80	62
Equipment purchased under capital leases	3,438	1,247
Assets acquired in acquisition, net of cash acquired	32,409	—
Liabilities assumed in acquisition	(5,573)	—
Accrued consideration for working capital adjustment in acquisition	(1,274)	—
Accrued consideration for holdbacks in acquisition	(923)	—
Deposits on property, plant & equipment financed	2,284	—
Shortfall of tax benefits from stock-based compensation	(607)	—

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    7

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") for interim financial statements which do not include all the information and footnotes required by such accounting principles for annual financial statements.  In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.  The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 28, 2013.  Operating results for the three and six month periods ended June 28, 2014 are not necessarily indicative of the results that may be expected for the entire 2014 year.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". The ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to

Table of Contents    8

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method. The Company will be evaluating the effect that the ASU will have on the Consolidated Condensed Financial Statements and related disclosures.

NOTE 3 - RECEIVABLES, NET

Receivables are summarized as follows:

	June 28, 2014	December 28, 2013
Customers, trade	$51,421	$41,898
Other receivables	2,218	2,306
Gross receivables	53,639	44,204
Less allowance for doubtful accounts	(223)	(141)
Receivables, net	$53,416	$44,063

NOTE 4 - INVENTORIES

Inventories are summarized as follows:

	June 28, 2014	December 28, 2013
Raw materials	$41,110	$31,864
Work-in-process	21,285	16,880
Finished goods	58,538	57,983
Supplies and other	137	118
LIFO reserve	(13,069)	(13,626)
Inventories	$108,001	$93,219

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	June 28, 2014	December 28, 2013
Land and improvements	$7,231	$7,231
Buildings and improvements	51,088	50,627
Machinery and equipment	163,424	149,040
	221,743	206,898
Accumulated depreciation	(138,363)	(132,413)
Property, plant and equipment, net	$83,380	$74,485

NOTE 6 - ACQUISITION

Effective March 19, 2014, the Company acquired all outstanding stock of Atlas Carpet Mills, Inc. ("Atlas") for total purchase price consideration of $18,740, including a cash payment of $16,543, accrued consideration relating to holdbacks for certain inventories and customer claims of $923 and accrued consideration for a working capital adjustment of $1,274. The Company financed the transaction with availability under its amended credit facility. The Company incurred direct acquisition costs of approximately $569 related to this acquisition. These incremental costs are classified as selling and administrative expenses in the Company's Consolidated Condensed Statements of Operations.

Atlas is a California-based manufacturer and marketer of high-end commercial broadloom and tile carpeting serving soft floorcovering markets. Atlas has a strong reputation for exceptional design, quality and service. This brand will be sold through

Table of Contents    9

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

the existing Atlas sales force and will serve to broaden the Company's product offerings for commercial applications along with the Company's Masland Contract brand.

The purchase price consideration was as follows:

Cash paid	$16,543
Accrued consideration for holdbacks	923
Accrued consideration for working capital adjustment	1,274
Total purchase price consideration	$18,740

The acquisition was accounted for as a business combination which generally requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The acquisition did not represent a significant business combination. The preliminary fair value of the net assets acquired exceeded the purchase price resulting in a bargain purchase. The recorded gain is subject to adjustment because the Company has not yet completed its evaluation and determination of the fair value, or fair value less cost to sell as applicable, of certain assets acquired and liabilities assumed, which will include the final valuation and assessment of (i) property, plant and equipment acquired including assets held for sale and (ii) net working capital acquired. The Company expects these final valuations and assessments to be completed by the end of fiscal 2014. During the second quarter of 2014, based on further information, the Company retroactively applied adjustments to the initial provisional amounts to the first quarter of 2014. Such adjustments are presented in the table below. The most significant adjustments were to assets held for sale and inventories. The amount of assets held for sale were revised based on a pending offer with a buyer and revisions in estimated costs to sell. Inventories were revised for a change in their initial fair value. As a result of the adjustments, previously reported first quarter pre-tax earnings were increased by $1,818 ($1,127 after tax). The adjusted bargain gain recognized in the Consolidated Condensed Statement of Operations is $10,562 ($6,548 after tax).

	March 29,		Revised
	2014	Adjustments	Amounts
Cash	$2,466	$—	$2,466
Receivables	4,304	—	4,304
Inventories	11,511	(530)	10,981
Other current assets	956	(159)	797
Assets held for sale (1)	3,250	1,902	5,152
Property, plant and equipment	6,929	87	7,016
Finite intangible asset	3,300	—	3,300
Other assets	623	236	859
Accounts payable	(2,286)	—	(2,286)
Accrued expenses	(3,036)	153	(2,883)
Capital lease obligation	(404)	—	(404)
Fair value of net assets acquired	$27,613	$1,689	$29,302
Total consideration	18,869	(129)	18,740
Gain on purchase of business	$(8,744)	$(1,818)	$(10,562)

(1)
As part of the acquisition of Atlas, the Company announced that the Atlas dyeing operations would be consolidated into the Company's Santa Ana, California operations. Substantially, all of the dye house equipment will either be relocated or disposed of by the end of the Company's third fiscal quarter. The land and building have been classified in the Company's Consolidated Condensed Balance Sheet as assets held for sale at fair value less the costs to sell.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The Company determined that it is impracticable to provide comparative pro forma financial information related to the acquisition. Atlas, a private company, did not historically prepare financial statements in accordance with U.S. GAAP for interim financial reporting. Accordingly, significant estimates of amounts to be included in pro forma financial information would be required and subject to an inordinate level of subjectivity. Net sales related to Atlas included in the Company’s Consolidated Condensed Statement of Operations for the three and six months ended June 28, 2014 were $12,182 and $13,848, respectively.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill are as follows:

	Goodwill	Accumulated Impairment Losses	Net
Balance at December 29, 2012	$1,680	$—	$1,680
Additional goodwill recognized during the period (1)	1,709	—	1,709
Impairment losses recognized during the period	—	—	—
Other changes in the carrying amounts during the period	—	—	—
Balance at December 28, 2013	3,389	—	3,389
Additional goodwill recognized during the period	—	—	—
Impairment losses recognized during the period	—	—	—
Other changes in the carrying amounts during the period	—	—	—
Balance at June 28, 2014	$3,389	$—	$3,389

(1) During 2013, the Company recorded goodwill related to the Robertex acquisition.

The following table represents the details of the Company's intangible assets:

Intangible assets subject to amortization:

	June 28, 2014			December 28, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$1,062	$(71)	$991	$1,062	$(40)	$1,022
Rug design coding	144	(22)	122	144	(14)	130
Trade names	4,668	(145)	4,523	1,368	(34)	1,334
Total	$5,874	$(238)	$5,636	$2,574	$(88)	$2,486

Amortization expense for intangible assets is summarized as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Customer relationships	$16	$4	$31	$8
Rug design coding	4	3	8	7
Trade names	86	—	111	—
Amortization expense	$106	$7	$150	$15

Table of Contents    11

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	June 28, 2014	December 28, 2013
Compensation and benefits	$8,200	$8,233
Provision for customer rebates, claims and allowances	6,826	6,202
Advanced customer deposits	4,266	1,862
Outstanding checks in excess of cash	2,347	3,873
Other	8,072	6,032
Accrued expenses	$29,711	$26,202

NOTE 9 - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products.  Product warranty reserves are included in accrued expenses in the Company's Consolidated Condensed Financial Statements. The following is a summary of the Company's product warranty activity.

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Product warranty reserve at beginning of period	$2,001	$1,289	$1,850	$1,297
Warranty reserve assumed in business combination	—	—	209	—
Warranty liabilities accrued	1,178	1,054	2,192	1,954
Warranty liabilities settled	(1,241)	(947)	(2,449)	(1,777)
Changes for pre-existing warranty liabilities	272	170	408	92
Product warranty reserve at end of period	$2,210	$1,566	$2,210	$1,566

NOTE 10 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	June 28, 2014	December 28, 2013
Revolving credit facility - Tranche A	$80,780	$85,274
Revolving credit facility - Tranche B	5,764	—
Obligation to Development Authority of Gordon County	3,938	4,447
Note payable - Robertex acquisition	3,829	3,789
Equipment notes payable	7,144	7,987
Notes payable	3,892	2,210
Capital lease obligations	9,344	4,281
Total long-term debt	114,691	107,988
Less: current portion of long-term debt	(14,704)	(6,229)
Long-term debt	$99,987	$101,759

Amended Revolving Credit Facility

On March 14, 2014, the Company amended its senior credit facility ("amended senior credit facility"), effective as of March 19, 2014 to permit the acquisition of Atlas by means of an over advance ("Tranche B Advance") of $5,438 which increased to $5,764. The Tranche B Advance matured on June 30, 2014 and amounts outstanding were repaid. There is no availability remaining under Tranche B. The Tranche B Advance had an interest rate of 3.50% plus LIBOR, subject also to various availability percentages, limitations, covenants and conditions. In addition, the revolving portion of the facility ("Tranche A Advance") provides for a maximum of $150,000 of revolving credit, subject to borrowing base availability. The borrowing base is

Table of Contents    12

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

currently equal to specified percentages of the Company's eligible accounts receivable, inventories, fixed assets and real property less reserves established, from time to time, by the administrative agent under the facility. In addition, the term of the amended senior credit facility was extended from August 1, 2018 to March 14, 2019.

At the Company's election, Tranche A Advances of the amended senior credit facility bears interest at annual rates equal to either (a) LIBOR for 1, 2 or 3 month periods, as selected by the Company, plus an applicable margin of either 1.50%, 1.75% or 2.00%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate plus 1.00%, plus an applicable margin of either 0.50%, 0.75% or 1.00%. The applicable margin is determined based on availability under the amended senior credit facility with margins increasing as availability decreases. The Company pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the senior credit facility equal to 0.375% per annum.

The amended senior credit facility includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations. The amended senior credit facility required the Company to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability was less than $14,440 through May 31, 2014 and increased to $16,500 after May 31, 2014. The amendment also provided for a waiver of the measurement and application of the fixed charge coverage ratio that would otherwise have been required by a reduction in excess availability from March 14, 2014 through and including April 13, 2014. As of June 28, 2014, the unused borrowing availability under the amended senior credit facility was $46,494. Unused borrowing availability under the senior credit facility was reduced by the amount of Tranche B upon repayment on June 30, 2014.

Obligation to Development Authority of Gordon County

On November 2, 2012, the Company signed a 6.00% seller-financed note of $5,500 with Lineage PCR, Inc. (“Lineage”) related to the acquisition of the continuous carpet dyeing facility in Calhoun, Georgia. Effective December 28, 2012, through a series of agreements between the Company, the Development Authority of Gordon County, Georgia (the “Authority”) and Lineage, obligations with identical payment terms as the original note to Lineage became payment obligations to the Authority. These transactions were consummated in order to provide a tax abatement to the Company related to the real estate and equipment at this facility. The tax abatement plan provides for abatement for certain components of the real and personal property taxes for up to ten years. At any time, the Company has the option to pay off the obligation, plus a nominal amount. The debt to the Authority bears interest at 6.00% and is payable in equal monthly installments of principal and interest of $106 over 57 months.

Note Payable - Robertex Acquisition

On July 1, 2013, the Company signed a 4.50% seller-financed note of $4,000, which was recorded at a fair value of $3,749, with Robert P. Rothman related to the acquisition of Robertex Associates, LLC ("Robertex") in Calhoun, Georgia. The note is payable in five annual installments of principal of $800 plus interest. The note matures June 30, 2018.

Equipment Notes Payable

The Company's equipment financing notes have terms ranging from three to seven years, bear interest ranging from 1.00% to 7.72% and are due in monthly installments through their maturity dates. In connection with certain of the notes, the Company is required to maintain funds in a separate escrow account. At June 28, 2014 and December 28, 2013, the balances held were $0 and $1,401, respectively, and are included in other current assets on the Company’s Consolidated Condensed Balance Sheets. The Company's equipment financing notes are secured by the specific equipment financed and do not contain any financial covenants.

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
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

quoted prices for assets or liabilities and prices that are derived principally from or corroborated by market data by correlation or other means; and

Level 3 - Measurements using management's best estimate of fair value, where the determination of fair value requires significant management judgment or estimation.

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Condensed Balance Sheets as of June 28, 2014 and December 28, 2013:

	June 28, 2014	December 28, 2013	Fair Value Hierarchy Level
Assets:
Rabbi Trust (1)	$14,878	$14,242	Level 2
Interest rate swaps (2)	—	556	Level 2

Liabilities:
Interest rate swaps (2)	$2,065	$813	Level 2
Deferred compensation plan (3)	13,563	13,210	Level 1
Contingent consideration (4)	2,319	2,751	Level 3

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

Changes in the fair value measurements using significant unobservable inputs (Level 3) during the six months ending June 28, 2014 and June 29, 2013 were as follows:

	June 28, 2014	June 29, 2013
Beginning balance	$2,751	$1,928
Fair value adjustments	(298)	76
Settlements	(134)	(193)
Ending balance	$2,319	$1,811

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three and six months ending June 28, 2014 or June 29, 2013. If any, the Company recognizes the transfers in or transfers out at the end of the reporting period.

Table of Contents    14

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	June 28, 2014		December 28, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$306	$306	$255	$255
Notes receivable, including current portion	282	282	282	282
Interest rate swaps	—	—	556	556
Financial Liabilities:
Long-term debt and capital leases, including current portion	114,691	111,240	107,988	101,752
Interest rate swaps	2,065	2,065	813	813

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

The following is a summary of the Company's interest rate swaps as of June 28, 2014:

Type	Notional Amount	Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$10,000	October 3, 2011 through September 1, 2016	1.330%	1 Month LIBOR
Interest rate swap	$10,000	March 1, 2013 through September 1, 2016	1.620%	1 Month LIBOR
Interest rate swap	$5,000	June 1, 2013 through September 1, 2016	1.700%	1 Month LIBOR
Interest rate swap	$25,000	September 1, 2016 through September 1, 2021	3.105%	1 Month LIBOR
Interest rate swap	$25,000	September 1, 2015 through September 1, 2021	3.304%	1 Month LIBOR

The following table summarizes the fair values of derivative instruments included in the Company's Consolidated Condensed Balance Sheets:

	Location on Consolidated Balance Sheets	Fair Value
		June 28, 2014	December 28, 2013
Asset Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Other Assets	$—	$556
Total Asset Derivatives		$—	$556

Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued Expenses	$337	$328
Interest rate swaps, long term portion	Other Long-Term Liabilities	1,728	485
Total Liability Derivatives		$2,065	$813

Table of Contents    15

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following tables summarize the pre-tax impact of derivative instruments on the Company's financial statements:

Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(1,040)	$379	$(1,980)	$399

Amount of Gain or (Loss) Reclassified from AOCIL on the effective portion into Income (1)(2)
	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(86)	$(128)	$(172)	$(273)

Amount of Gain or (Loss) Recognized on the ineffective portion in Income on Derivative (3)
	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$—	$—	$—	$—

(1)	The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's Consolidated Condensed Statements of Operations.

(2)	The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to fiscal 2013 is $337.

(3)
The amount of gain (loss) recognized in income on the ineffective portion of interest rate swaps is included in other (income) expense, net on the Company's Consolidated Condensed Statements of Operations.

NOTE 13 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers a significant portion, or approximately 84% of the Company's associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $135 and $292 for the three months ended June 28, 2014 and June 29, 2013, respectively, and $367 and $435 for the six months ended June 28, 2014 and June 29, 2013, respectively.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers those associates at one facility who are under a collective-bargaining agreement, or approximately 16% of the Company's associates. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $27 and $24 for the three months ended June 28, 2014 and June 29, 2013, respectively, and $45 and $41 for the six months ended June 28, 2014 and June 29, 2013, respectively.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation.  The obligations owed to participants under this plan were $13,563 at June 28, 2014 and $13,210 at December 28, 2013 and are included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors.  The Company utilizes a Rabbi Trust to hold, invest and reinvest

Table of Contents    16

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

deferrals and contributions under the plan.  Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $14,878 at June 28, 2014 and $14,242 at December 28, 2013 and is included in other assets in the Company's Consolidated Condensed Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. Expenses related to the multi-employer pension plan were $74 and $69 for the three months ended June 28, 2014 and June 29, 2013, respectively, and $141 and $130 for the six months ended June 28, 2014 and June 29, 2013, respectively.

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

Components of net periodic benefit cost (credit) for all postretirement plans are summarized as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Service cost	$2	$2	$4	$4
Interest cost	5	5	10	11
Amortization of prior service credits	(22)	(22)	(44)	(44)
Recognized net actuarial gains	(10)	(10)	(20)	(19)
Net periodic benefit cost (credit)	$(25)	$(25)	$(50)	$(48)

NOTE 14 - INCOME TAXES

The Company's effective income tax rates for the period ending June 28, 2014 were based upon the projected estimated annual income tax rate. The effective income tax rate for the six months ended June 28, 2014 was 40.2%. The income tax provision in the six months ended June 28, 2014 included the recognition of approximately $117 of tax expense related to certain market based stock awards that were not earned and additional expenses related to the true-up of the year-to-date provision pertaining to the revision of the annual estimated tax provision.

The Company's effective income tax rate for the six months ended June 29, 2013 was 21.6%. The difference between the effective rates and the statutory rates for the six months ended June 29, 2013 was the result of the domestic manufacturing deduction used to develop the 2013 estimated tax rate and the inclusion of a $202 non-taxable settlement gain associated with a company-owned insurance policy. In addition, $157 in federal tax credits were recognized as a result of tax legislation passed in January 2013.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $303 and $291 at June 28, 2014 and December 28, 2013, respectively.  Such benefits, if recognized, would affect the Company's effective tax rate. There was $12 and $0 of interest or penalties accrued as of June 28, 2014 and December 28, 2013.  The Company does not expect its unrecognized tax benefits to change significantly during the next twelve months.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 15 - COMMON STOCK AND EARNINGS (LOSS) PER SHARE

Common Stock

On May 20, 2014, the Company completed its equity offering of 2,500,000 shares of Common Stock at a price of $10.65 per share, raising approximately $24,559 after deducting underwriter fees and costs directly related to the offering. The Company used the net proceeds from the offering for general corporate purposes and to reduce the balance under the Company's revolving credit facility, including borrowings associated with the recent acquisition of Atlas Carpet Mills. In addition, the proceeds secured the funds to pay off the Tranche B loan of $5,764 due June 30, 2014.

Earnings (Loss) Per Share

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

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(605)	$1,677	$3,830	$2,329
Less: Allocation of earnings to participating securities	—	(68)	(182)	(92)
Income (loss) from continuing operations available to common shareholders - basic	$(605)	$1,609	$3,648	$2,237
Basic weighted-average shares outstanding (1)	13,937	12,733	13,363	12,704
Basic earnings (loss) per share - continuing operations	$(0.04)	$0.13	$0.27	$0.18

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to common shareholders - basic	$(605)	$1,609	$3,648	$2,237
Add: Undistributed earnings reallocated to unvested shareholders	—	1	3	1
Income (loss) from continuing operations available to common shareholders - basic	$(605)	$1,610	$3,651	$2,238
Basic weighted-average shares outstanding (1)	13,937	12,733	13,363	12,704
Effect of dilutive securities:
Stock options (2)	—	54	134	28
Directors' stock performance units (2)	—	59	64	61
Diluted weighted-average shares outstanding (1)(2)	13,937	12,846	13,561	12,793
Diluted earnings (loss) per share - continuing operations	$(0.04)	$0.13	$0.27	$0.17

(1)	Includes Common and Class B Common shares, in thousands.

(2)
Because their effects are anti-dilutive, shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded. Aggregate shares excluded for the three and six months ended June 28, 2014 were 620 and 372, respectively, and for the three and six months ending June 29, 2013 were 450 and 571, respectively.

Table of Contents    18

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 16 - STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Condensed Financial Statements.  The number of shares to be issued is determined by dividing the specified dollar value of the award by the market value per share on the grant date.  The Company's stock compensation expense was $415 and $611 for the three and six months ended June 28, 2014, respectively, and $290 and $491 for the three and six months ended June 29, 2013, respectively.

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

NOTE 17 - OTHER COMPREHENSIVE INCOME (LOSS)

Components of other comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps:
Before income taxes	$(1,040)	$379	$(1,980)	$399
Income taxes	(395)	144	(753)	152
Net of taxes	(645)	235	(1,227)	247
Reclassification of loss into earnings from interest rate swaps (1):
Before income taxes	86	80	172	115
Income taxes	32	30	65	44
Net of taxes	54	50	107	71
Amortization of unrealized loss on dedesignated interest rate swaps (1):
Before income taxes	—	48	—	158
Income taxes	—	18	—	60
Net of taxes	—	30	—	98
Reclassification of net actuarial gain into earnings from postretirement benefit plans (2):
Before income taxes	(10)	(10)	(20)	(19)
Income taxes	(4)	(4)	(7)	(8)
Net of taxes	(6)	(6)	(13)	(11)
Reclassification of prior service credits into earnings from postretirement benefit plans (2):
Before income taxes	(22)	(22)	(44)	(44)
Income taxes	(8)	(8)	(17)	(17)
Net of taxes	(14)	(14)	(27)	(27)
Other comprehensive income (loss)	$(611)	$295	$(1,160)	$378

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 28, 2013	(144)	360	216
Unrealized loss on interest rate swaps, net of tax of $753	(1,227)	—	(1,227)
Reclassification of loss into earnings from interest rate swaps, net of tax of $65	107	—	107
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $7	—	(13)	(13)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $17	—	(27)	(27)
Balance at June 28, 2014	$(1,264)	$320	$(944)

NOTE 18 - OTHER (INCOME) EXPENSE

Other operating (income) expense, net is summarized as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Other operating (income) expense, net:
Insurance proceeds (1)	$—	$—	$—	$(202)
(Gain) loss on property, plant and equipment disposals	(3)	—	(3)	10
Loss on currency exchanges	106	65	226	96
Amortization of intangibles	106	7	150	15
Retirement expenses	15	80	46	119
Miscellaneous (income) expense	(5)	38	(48)	(8)
Other operating (income) expense, net	$219	$190	$371	$30

(1)	The Company recognized a settlement gain of $202 from a company-owned insurance policy during the six months ended June 29, 2013.

Other (income) expense, net is summarized as follows:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Other (income) expense, net:
Earnings from equity investments	$(46)	$—	$(43)	$—
Miscellaneous (income) expense	(1)	11	7	18
Other (income) expense, net	$(47)	$11	$(36)	$18

NOTE 19 - FACILITY CONSOLIDATION EXPENSES

2014 Warehousing, Distribution & Manufacturing Consolidation Plan

On January 20, 2014, the Company developed a plan to align its warehousing, distribution and manufacturing to support its growth and manufacturing strategy resulting in better cost structure and improved distribution capabilities and customer service. The key element and first major step of this plan was the leasing of a facility that will serve as a finished goods warehouse and a cut-order and distribution center in Adairsville, Georgia; such lease commenced on May 1, 2014. Costs related to the consolidation include moving and relocation expenses, information technology expenses and expenses relating to conversion and realignment of equipment.

In June of 2014, the Board of Directors’ approved a modification of this plan to include the elimination of both carpet dyeing and yarn dyeing in the Company's Atmore, Alabama facility designed to more fully accommodate the distribution and manufacturing

Table of Contents    20

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

realignment. As a result, the dyeing operations in Atmore will be moved to the Company's continuous dyeing facility, skein dyeing operation and other outside dyeing processors. In addition, certain dyeing related equipment has been identified for disposal resulting in an impairment charge of $655 during the three months ended June 28, 2014.

2014 Atlas Integration Plan

As a part of the March 19, 2014 acquisition of Atlas, the Company developed a plan to close the operations of the Atlas dyeing facility in Los Angeles and move the carpet dyeing of their products to the Company's dyeing operation located in Santa Ana, California. Costs related to the consolidation include equipment relocation, computer systems modifications and severance costs and should be completed in fiscal 2015.

Costs related to the facility consolidation plans are summarized as follows:

	Asset Impairments	Other Costs	Total Expected Costs	Total Asset Impairments Incurred to Date	Total Other Costs Incurred to Date	Total Remaining Costs

Warehousing, Distribution and Manufacturing Consolidation Plan	$655	$3,769	$4,424	$655	$384	$3,385
Atlas Integration Plan	—	1,603	1,603	—	638	965
Total All Plans	$655	$5,372	$6,027	$655	$1,022	$4,350

Expenses incurred under these plans are classified as "facility consolidation expenses" in the Company's Consolidated Condensed Statements of Operations.

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

Environmental Remediation

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and estimable. Remediation obligations are accrued based on the latest available information and are recorded at undiscounted amounts. The Company regularly monitors the progress of environmental remediation. If studies indicate that the cost of remediation has changed from the previous estimate, an adjustment to the liability would be recorded in the period in which such determination is made. (See Note 21)

NOTE 21 - DISCONTINUED OPERATIONS

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

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Loss from discontinued operations:
Workers' compensation costs	$(23)	$(15)	$(46)	$(27)
Environmental remediation costs	(43)	(31)	(81)	(40)
Loss from discontinued operations, before taxes	(66)	(46)	(127)	(67)
Income tax benefit	(27)	(14)	(48)	(20)
Loss from discontinued operations, net of tax	$(39)	$(32)	$(79)	$(47)

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

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

Environmental Remediation

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations of $1,821 and $1,830 as of June 28, 2014 and December 28, 2013, respectively. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from our estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

Table of Contents    22

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

OVERVIEW

We believe that since 2011, increased resale and remodeling of existing homes and commercial facilities, have positively affected our sales growth to a greater extent than the industry in general because of the higher-end markets where our products are concentrated. Our residential and commercial sales growth rate has been significantly above that of the industry as the economy rebounded subsequent to the downturn.

We believe our business was severely impacted by the extreme weather conditions that affected much of the country during January and February. Although our sales growth continued to outpace the carpet industry in the first six months of 2014 year-over-year period, our comparative growth in January and February of 2014 was significantly below the growth we had experienced in recent periods and the growth we anticipated during the first quarter of 2014. Beginning in March, we saw our sales growth rate increase compared with the same period in 2013 and, during the second quarter of 2014, have seen higher rates of sales growth versus 2013, returning to levels we anticipated. Additionally, our growth in the second quarter and first six months of 2014 compared with the prior-year periods included the results of Atlas Carpet Mills, Inc. ("Atlas") after the acquisition in late March of 2014.

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

On June 30, 2013, we completed the acquisition of Robertex Associates, Inc., a high-end manufacturer of specialty wool floorcovering products marketed under the names of “Robertex” and “Carousel”. This acquisition was designed to strengthen our position in our wool product line where we have seen continued growth. In order to appropriately support the increased wool business, we are realigning certain manufacturing equipment in this facility and infrastructure across our Company. As our wool production capabilities are being expanded and enhanced, we are developing new products and investing in increased sampling for these products. The implementation of these initiatives had a negative effect on our results during the latter part of 2013 and the first quarter of 2014. We are nearing the launch for a number of wool products and the completion of the equipment realignment.

On January 20, 2014, our Board of Directors approved a 2014 Warehousing/Distribution/Manufacturing Restructuring Plan intended to align our warehousing, distribution and manufacturing to support our growth and manufacturing strategy. The plan is intended to create a better cost structure and improve distribution capabilities and customer service. The key element and first major step of this plan was leasing a 292,000 square foot facility that will serve as a finished goods warehouse and a cut-order and distribution center in Adairsville, Georgia; the lease commenced on May 1, 2014. In June of 2014, the Board of Directors approved a modification of this plan to include the elimination of both carpet dyeing and yarn dyeing in our Atmore, Alabama facility designed to more fully accommodate our distribution and manufacturing realignment. As a result, the dyeing operations in Atmore will be moved to our Colormaster continuous dyeing facility, our Calhoun Wool skein dyeing operation and other outside dyeing processors.

Prior to the June 2014 plan modification, estimated expenses were approximately $2.4 million, with approximately $1.4 million of such expenses anticipated during fiscal 2014 and approximately $1.0 million of such expenses during fiscal 2015. These expenses primarily consist of moving and relocation expenses, information technology expenses and expenses relating to conversion and realignment of equipment. The modified plan is estimated to include additional expenses of approximately $1.4 million; $600 thousand in 2014 primarily for facility restoration and equipment relocation and $800 thousand in 2015 for additional distribution relocation and facility restoration expenses. During the three and six months ended June 28, 2014, we incurred costs of $384 thousand related to this plan. In addition, we had a non-cash asset impairment charge of $655 thousand related to manufacturing equipment that is being taken out of service in our Atmore facility.

Table of Contents    23

Effective March 19, 2014, we acquired Atlas. Total consideration for the acquisition was approximately $18.7 million. Atlas is a California based manufacturer and marketer of high-end commercial broadloom and tile carpeting serving soft floorcovering markets. Atlas has a strong reputation for exceptional design, quality and service. This brand will be sold through the existing Atlas sales force and will serve to broaden our product offerings for commercial applications along with our Masland Contract and Avant brands. The existing management of Atlas will continue with the Company. Prior to the acquisition, we were a long-time supplier of yarn to Atlas through our Candlewick Yarn operation and provided certain tile manufacturing services for their tile product line.

We recognized a gain of $8.7 million on the purchase of Atlas in the first quarter of 2014 based on certain provisional valuations. We retrospectively applied adjustments of $1.9 million to the initial provisional amount in the first quarter of 2014. The increase was primarily attributable to the Atlas dye house that was idled as a result of the acquisition and reflected as an asset held for sale and to a lesser extent, inventories. Subsequent to its closure, we entered into a tentative agreement with a potential buyer for the dye house facility at a value higher than the provisional amounts originally used.

As a part of the Atlas acquisition, we discontinued operations at the Atlas dyeing facility in Los Angeles and moved the carpet dyeing of their products to our Susan Street dyeing operation located in Santa Ana, California. We adopted a formal plan to accommodate the dyeing move and address the modification of computer systems. The costs of these initiatives are expected to be approximately $1.6 million and should be completed in fiscal 2015. During the period subsequent to the acquisition through our period ended June 28, 2014, we incurred costs of $565 thousand associated with this plan.

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

RESULTS OF OPERATIONS

The following table sets forth certain elements of our continuing operations as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.4%	73.3%	76.9%	74.4%
Gross profit	24.6%	26.7%	23.1%	25.6%
Selling and administrative expenses	22.5%	22.6%	23.1%	22.5%
Other operating expense, net	0.2%	0.2%	0.2%	—%
Facility consolidation expenses	0.9%	—%	0.5%	—%
Impairment of assets	0.6%	—%	0.3%	—%
Operating income (loss)	0.4%	3.9%	(1.0)%	3.1%

Net Sales. Net sales for the quarter ended June 28, 2014 were $108.2 million compared with net sales of $83.6 million for the year-earlier quarter, an increase of 29.4%. Net sales in the first six months of 2014 were $193.5 million compared with net sales of $159.1 million in the first six months of 2013, an increase of 21.6%. Excluding sales related to Atlas, net sales reflected increases of 14.8% and 12.9% for the three and six month periods ended June 28, 2014, respectively. In the second quarter of 2014, residential carpet sales reflected an increase of 13.7% and net sales of commercial carpet increased 83.5% (24.4% excluding Atlas) compared with the second quarter of 2013. Residential carpet sales increased 11.7% and commercial net sales increased 50.9% (17.0% excluding Atlas) in the first six months of 2014 compared with the first six months of 2013. Our residential sales in the second quarter and first six months of 2014, compared with the prior-year period, included increased sales in our higher-end channels across all of our residential brands. Our commercial business is more heavily concentrated in specified project-oriented business which, we believe, was positively affected by general economic improvements in the quarterly and year-to-date periods in 2014 compared with the prior year periods in 2013. Additionally, we believe we have been positively affected by new products and marketing initiatives implemented in our commercial business.

Cost of Sales. Cost of sales as a percentage of net sales was 75.4% in the second quarter of 2014 compared with 73.3% in the second quarter of 2013. Cost of sales was 76.9% in the first six months of 2014 compared with 74.4% in the first six months of 2013. The second quarter and first six months of 2014 were negatively affected by operational inefficiencies as we implemented our warehousing, distribution and manufacturing consolidation plan and its effect on our manufacturing processes. Additionally, the first six months of 2014 included $1.5 million of costs directly attributable to the adverse weather conditions in January and February of 2014 and manufacturing inefficiencies related to the replacement of the dryer at our Colormaster continuous dyeing

Table of Contents    24

facility. During the second quarter of 2014, we incurred higher workers' compensation cost as a result of an accident that occurred while installing equipment to accommodate the Atlas dye house integration.

Gross Profit. Gross profit dollars increased $4.3 million in the second quarter of 2014 compared with the second quarter 2013 and increased $3.9 million in the first six months of 2014 compared with the same period in 2013 primarily reflecting the effects of the increased sales volume.

Selling and Administrative Expenses. Selling and administrative expenses decreased 0.1% as a percentage of sales in the second quarter of 2014 compared with the same period in 2013 and increased 0.6% as a percentage of sales in the first six months of 2014 compared with the first six months of 2013. We did not achieve leverage of selling expense commensurate with the increase in sales volume primarily as a result of a significant number of new sales associates whose sales did not support their level of compensation.

Other Operating Expense, Net. Other operating expense was $219 thousand in the second quarter of 2014 compared with expense of $190 thousand in the prior-year period. Other operating expense was $371 thousand in the first six months of 2014 and $30 thousand in the first six months of 2013. The six months of 2013 included a gain of $202 thousand related to settlement of a company-owned insurance policy.

Facility Consolidation Expenses. We incurred expenses of $384 thousand associated with the warehousing, distribution and manufacturing consolidation plan in the three and six month periods ending June 28, 2014. Under the Atlas restructuring plan, we incurred $565 thousand and $638 thousand for the three and six month periods ending June 28, 2014, respectively.

Impairment of Assets. As a result of the discontinuance of beck and skein dyeing at our Atmore, Alabama facility related to our restructuring, certain of our dyeing related assets have been identified for disposal. The resulting charge was a $655 thousand, or 0.6% and 0.3% of sales for the three and six months ended June 28, 2014, respectively.

Operating Income (Loss). We reported operating income of $440 thousand in the second quarter of 2014 compared with operating income of $3.3 million in the second quarter of 2013. We reported an operating loss of $2.0 million in the first six months of 2014 compared with operating income of $4.9 million in the first six months of 2013. Operating results in the 2014 reporting periods were negatively affected by the weather related conditions in January and February and as a result of costs associated with the warehousing, distribution and manufacturing consolidation plans and the workers' compensation expense.

Interest Expense. Interest expense increased $289 thousand in the second quarter of 2014 and $305 thousand for the first six months of 2014, respectively compared with the same periods in 2013. The increases are principally a result of higher levels of debt in the 2014 periods primarily as a result of debt related to increased working capital to support the higher levels of business activity and the Tranche B loan associated with the Atlas acquisition.

Other (Income) Expense, Net. Other (income) expense in the second quarter and first six months of 2014 or 2013 was not significant.

Income Tax Provision (Benefit). Our effective income tax rates are based upon estimated annual tax rates. Our income tax provision in the second quarter and first six months of 2014 included the recognition of approximately $117 thousand of tax expense related to certain market-based stock awards that were not earned. Additionally, the second quarter of 2014 included the recognition of additional expenses related to the true-up of our year-to-date provision pertaining to a revision of the annual estimated tax provision. Excluding the tax adjustment for the stock award, our tax provision rate was 38.3% for the first six months of 2014. Our effective income tax provision rate was 27.0% in the second quarter of 2013 and 21.6% for the first six months of 2013. The effective tax rates in the second quarter and first six months of 2013 differed from statutory rates primarily due to the effect of the estimate of federal credits, the domestic manufacturing deduction and the reversal of certain state valuation allowances. Additionally, the effective tax rate for the first six months of 2013 included the recognition of certain 2012 federal tax credits required to be recognized in the first quarter of 2013 and the effects of a non-taxable settlement gain related to company-owned insurance in the first quarter of 2013.

Income (Loss) from Continuing Operations. We had a loss from continuing operations of $605 thousand, or $0.04 per diluted share, in the second quarter of 2014 compared with income from continuing operations of $1.7 million, or $0.13 per diluted share, in the second quarter of 2013. Continuing operations reflected income of $3.8 million, or $0.27 per diluted share, for the first six months of 2014 compared with income from continuing operations of $2.3 million, or $0.17 per diluted share, in the first six months of 2013. The first six months of 2014 included an after-tax gain of approximately $6.5 million on the Atlas purchase.

Net Income (Loss). Discontinued operations reflected a loss of $39 thousand, or $0.00 per diluted share, in the second quarter of 2014 compared with a loss of $32 thousand, or $0.00 per diluted share, in the same period in 2013. Discontinued operations reflected a loss of $79 thousand, or $0.01 per diluted share, in first the first six months of 2014 compared with a loss of $47 thousand, or $0.00 per diluted share, in the first six months of 2013. Including discontinued operations, we had a net loss of $644 thousand, or $0.04 per diluted share, in the second quarter of 2014 compared with net income of $1.6 million, or $0.13 per diluted share, in the second quarter of 2013.The first six months of 2014 reflected net income of $3.8 million, or $0.26 per diluted share, compared with net income of $2.3 million, or $0.17 per diluted share, in the comparable six month period in 2013.

Table of Contents    25

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 28, 2014, we generated funds of $24.6 million from the May 2014 equity offering, net of issuance costs including the underwriter discount. Additionally, debt increased $6.7 million under our senior credit line, equipment financing agreements and capital leases related to assets acquired. The increase in debt included $404 thousand of debt assumed in the acquisition of Atlas, $3.4 million related to capitalized leases and $2.3 million of machinery deposits funded by a lender. These funds were used to finance our operations; including $3.8 million in operating activities, $14.1 million related to the Atlas acquisition, $5.1 million in property, plant and equipment purchases (excluding $3.4 million of assets under capitalized leases), $507 thousand for deposits on machinery, $1.5 million to fund outstanding checks and $475 thousand for repurchases of our stock.

Excluding assets acquired and liabilities assumed in the Atlas acquisition and the change in the current portion of debt, working capital increased $7.3 million in the first six months of 2014. The increase was a result of an increase in inventories and accounts receivable, net of accounts payable and accrued expenses, commensurate with the increased level of business activity.

Capital asset acquisitions for the six months ended June 28, 2014 were $8.5 million; $5.1 million through funded debt and $3.4 million of equipment acquired under capital leases, while depreciation and amortization was $6.3 million. We expect capital expenditures and capital leases combined to be approximately $19.0 million in 2014 while depreciation and amortization is expected to be approximately $12.7 million. Planned capital expenditures in 2014 are primarily for new equipment.

Debt Facilities

On March 14, 2014, we amended our senior credit facility ("amended senior credit facility"), effective as of March 19, 2014 to permit the acquisition of Atlas Carpet Mills, Inc. by means of an over advance ("Tranche B Advance") of $5.4 million which increased to 5.8 million and matured on June 30, 2014. The Tranche B Advance bore interest at a rate of 3.50% plus LIBOR, subject also to various availability percentages, limitations, covenants and conditions. In addition, the revolving portion of the facility ("Tranche A Advance") provides for a maximum of $150.0 million of revolving credit, subject to borrowing base availability. The borrowing base is currently equal to specified percentages of our eligible accounts receivable, inventories, fixed assets and real property less reserves established, from time to time, by the administrative agent under the facility. In addition, the term of the amended senior credit facility was extended from August 1, 2018 to March 14, 2019.

At our election, Tranche A Advances of the amended senior credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2 or 3 month periods, as selected by us, plus an applicable margin of either 1.50%, 1.75% or 2.00%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate plus 1.00%, plus an applicable margin of either 0.50%, 0.75% or 1.00%. The applicable margin is determined based on availability under the amended senior credit facility with margins increasing as availability decreases. We pay an unused line fee on the average amount by which the aggregate commitments exceed utilization of the senior credit facility equal to 0.375% per annum.

The amended senior credit facility includes certain affirmative and negative covenants that impose restrictions on our financial and business operations. The amended senior credit facility required us to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability was less than $14.4 million through May 31, 2014 and increased to $16.5 million after May 31, 2014. The amendment also provided for a waiver of the measurement and application of the fixed charge coverage ratio that would otherwise have been required by a reduction in excess availability from March 14, 2014 through and including April 13, 2014. As of June 28, 2014, the unused borrowing availability under the amended senior credit facility was $46.5 million. Subsequent to June 28, 2014, availability decreased by the amount of the Tranche B repayment.

Equity Offering

On May 20, 2014, we completed a public offering of 2.5 million shares of our common stock. Net proceeds from the offering were $24.6 million and were used to reduce the balance under our revolving credit facility and to pay off the $5.8 million Tranche B Advance associated with the recent acquisition of Atlas Carpet Mills which matured on June 30, 2014.

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

Table of Contents    26

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". The ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method. We will be evaluating the effect that the ASU will have on our Consolidated Condensed Financial Statements and related disclosures.

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

Table of Contents    27

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

At June 28, 2014, $61,544, or approximately 54% of our total debt, was subject to floating interest rates.  A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $6.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated  the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 28, 2014, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

We acquired Atlas on March 19, 2014. Since the date of acquisition, we have been analyzing and evaluating procedures and controls of Atlas to determine their effectiveness and to make them consistent with our disclosure controls and procedures. We will continue to analyze Atlas' procedures and controls and expect to make additional changes to those controls in the future. Prior to our acquisition, Atlas was not required to maintain disclosure controls and procedures or document and assess internal control over financial reporting, in each case as required under the rules and regulations of the U.S. Securities and Exchange Commission. As permitted by guidance issued by the staff of the U.S. Securities and Exchange Commission, Atlas has been excluded from the scope of our quarterly discussion of material changes in internal control over financial reporting below. Atlas was included in our results of operations subsequent to our acquisition on March 19, 2014 and constituted 11.3% and 7.2% of our consolidated revenues for the three and six months ended June 28, 2014, respectively, and 5.9% of consolidated assets as of June 28, 2014.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Table of Contents    28

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

The floor covering industry is highly dependent on construction activity, including new construction, which is cyclical in nature, and recently experienced a downturn. The 2008 downturn in the U.S. and global economies, along with the residential and commercial markets in such economies, negatively impacted the floor covering industry and the Company’s business. Although the impact of a decline in new construction activity is typically accompanied by an increase in remodeling and replacement activity, these activities lagged during the downturn. Although the difficult economic conditions have improved, there may be additional downturns that could cause the industry to deteriorate in the foreseeable future. A significant or prolonged decline in residential or commercial construction activity could have a material adverse effect on the Company’s business and results of operations.

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

The floor covering industry is highly competitive. We face competition from a number of domestic manufacturers and independent distributors of floor covering products and, in certain product areas, foreign manufacturers. Significant consolidation within the floor covering industry has caused a number of our existing and potential competitors to grow significantly larger and have greater access to resources and capital than we do. Maintaining our competitive position may require us to make substantial additional investments in our product development efforts, manufacturing facilities, distribution network and sales and marketing activities. These additional investments may be limited by our access to capital, as well as restrictions set forth in our credit facilities. Competitive pressures may also result in decreased demand for our products and in the loss of market share. In addition, we face, and will continue to face, competitive pressures on our sales price and cost of our products. As a result of any of these factors, there could be a material adverse effect on our sales and profitability.

Table of Contents    29

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

Table of Contents    30

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

The following table provides information regarding our repurchases of shares of our Common Stock during the three months ended June 28, 2014:

Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
May 3, 2014	9,832	$17.69	9,832
May 31, 2014	50,232	11.22	50,232
June 28, 2014	100	10.99	100
Three Months Ended June 28, 2014	60,164	$12.27	60,164	$3,456,040

(1)  During the three months ended June 28, 2014, 59,964 shares were withheld from employees in lieu of cash payments for options exercised or withholding taxes due for a total amount of $735,631.

Table of Contents    31

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a.)	Exhibits

10.1
Ninth Amendment to Credit Agreement effective as of April 16, 2014, by and among The Dixie Group, Inc., certain of its subsidiaries and Wells Fargo Capital Finance, LLC, as Agent and the persons identified as Lenders therein, Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated April 16, 2014.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Table of Contents    32

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIXIE GROUP, INC.
(Registrant)

Date: August 6, 2014	By: /s/ JON A. FAULKNER
Jon A. Faulkner Vice President and Chief Financial Officer

Date: August 6, 2014	By: /s/ D. EUGENE LASATER
D. Eugene Lasater Controller

Table of Contents    33