Form 10-Q
period 2014-09-27
DIXIE GROUP INC
filed 2014-11-05
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014
OR

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

☐	Large accelerated filer	☑	Accelerated filer
☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of October 29, 2014
Common Stock, $3 Par Value	14,992,423 shares
Class B Common Stock, $3 Par Value	764,191 shares
Class C Common Stock, $3 Par Value	0 shares

Table of Contents    1

THE DIXIE GROUP, INC.

Table of Contents    2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(amounts in thousands, except share data)

	September 27, 2014	December 28, 2013
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$484	$255
Receivables, net	55,904	44,063
Inventories	107,924	93,219
Prepaid expenses	8,899	5,630
Deferred income taxes	8,419	6,622
Assets held for sale	5,542	—

TOTAL CURRENT ASSETS	187,172	149,789

PROPERTY, PLANT AND EQUIPMENT, NET	89,258	74,485
OTHER ASSETS	27,016	24,592
TOTAL ASSETS	$303,446	$248,866

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$25,706	$21,679
Accrued expenses	29,604	26,202
Current portion of long-term debt	11,198	6,229
TOTAL CURRENT LIABILITIES	66,508	54,110

LONG-TERM DEBT	111,662	101,759
DEFERRED INCOME TAXES	7,709	4,072
OTHER LONG-TERM LIABILITIES	19,410	18,154
TOTAL LIABILITIES	205,289	178,095

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 14,992,427 shares for 2014 and 12,441,356 shares for 2013	44,977	37,324
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 764,191 shares for 2014 and 870,287 shares for 2013	2,293	2,611
Additional paid-in capital	154,796	137,170
Accumulated deficit	(102,984)	(106,550)
Accumulated other comprehensive income (loss)	(925)	216
TOTAL STOCKHOLDERS' EQUITY	98,157	70,771
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$303,446	$248,866

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    3

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
NET SALES	$109,359	$90,210	$302,843	$249,267
Cost of sales	82,863	68,110	231,703	186,453
GROSS PROFIT	26,496	22,100	71,140	62,814

Selling and administrative expenses	24,003	20,228	68,628	55,964
Other operating expense, net	230	42	601	72
Facility consolidation expenses	1,632	—	2,654	—
Impairment of assets	103	—	759	—
OPERATING INCOME (LOSS)	528	1,830	(1,502)	6,778

Interest expense	991	896	3,161	2,760
Other (income) expense, net	(23)	3	(60)	21
Gain on purchase of business	(173)	—	(10,736)	—
Refinancing expenses	—	—	—	94
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(267)	931	6,133	3,903
Income tax provision (benefit)	(101)	(501)	2,469	142
INCOME (LOSS) FROM CONTINUING OPERATIONS	(166)	1,432	3,664	3,761
Loss from discontinued operations, net of tax	(19)	(20)	(98)	(67)
NET INCOME (LOSS)	$(185)	$1,412	$3,566	$3,694

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.01)	$0.11	$0.25	$0.28
Discontinued operations	(0.00)	(0.00)	(0.01)	(0.01)
Net income (loss)	$(0.01)	$0.11	$0.24	$0.27

BASIC SHARES OUTSTANDING	15,394	12,760	14,040	12,722

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.01)	$0.11	$0.25	$0.28
Discontinued operations	(0.00)	(0.00)	(0.01)	(0.01)
Net income (loss)	$(0.01)	$0.11	$0.24	$0.27

DILUTED SHARES OUTSTANDING	15,394	12,899	14,216	12,828

DIVIDENDS PER SHARE:
Common Stock	$—	$—	$—	$—
Class B Common Stock	—	—	—	—

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    4

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
NET INCOME (LOSS)	$(185)	$1,412	$3,566	$3,694

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized loss on interest rate swaps	(15)	(418)	(1,242)	(171)
Reclassification of loss into earnings from interest rate swaps	54	52	160	124
Amortization of unrealized loss on dedesignated interest rate swaps	—	—	—	98
Reclassification of net actuarial gain into earnings from postretirement benefit plans	(6)	(6)	(18)	(18)
Reclassification of prior service credits into earnings from postretirement benefit plans	(14)	(14)	(41)	(41)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	19	(386)	(1,141)	(8)

COMPREHENSIVE INCOME (LOSS)	$(166)	$1,026	$2,425	$3,686

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    5

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Nine Months Ended
	September 27, 2014	September 28, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations	$3,664	$3,761
Loss from discontinued operations	(98)	(67)
Net income	3,566	3,694

Adjustments to reconcile net income to net cash used in operating activities, net of acquisitions:
Depreciation and amortization	9,581	7,821
Provision (benefit) for deferred income taxes	2,539	(291)
Net gain on property, plant and equipment disposals	(18)	—
Impairment of assets	759	—
Gain on purchase of business	(10,736)	—
Stock-based compensation expense	900	669
Excess tax benefits from stock-based compensation	(367)	(126)
Write-off of deferred financing costs	—	94
Changes in operating assets and liabilities:
Receivables	(7,361)	(15,573)
Inventories	(2,974)	(16,283)
Other current assets	1,627	(979)
Accounts payable and accrued expenses	1,902	16,479
Other operating assets and liabilities	(495)	(381)
NET CASH USED IN OPERATING ACTIVITIES	(1,077)	(4,876)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	369	13
Deposits on property, plant and equipment	(119)	—
Purchase of property, plant and equipment	(6,753)	(8,738)
Proceeds from sale of equity investment	870	—
Net cash paid in business acquisitions, including working capital adjustments	(17,657)	(2,170)
NET CASH USED IN INVESTING ACTIVITIES	(23,290)	(10,895)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	4,331	25,814
Payments on mortgage note payable	—	(10,141)
Payments on notes payable related to acquisitions	(1,513)	(623)
Borrowings on equipment financing	1,929	4,128
Payments on equipment financing	(1,265)	(836)
Payments on capital leases	(966)	(461)
Borrowings on notes payable	266	—
Payments on notes payable	(807)	(632)
Change in outstanding checks in excess of cash	(1,848)	(1,051)
Proceeds from equity offering, net of issuance costs	24,559	—
Proceeds from exercise of stock options	145	141
Repurchases of Common Stock	(518)	(207)
Excess tax benefits from stock-based compensation	367	126
Payments for debt issuance costs	(84)	(388)
NET CASH PROVIDED BY FINANCING ACTIVITIES	24,596	15,870

INCREASE IN CASH AND CASH EQUIVALENTS	229	99
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	255	491
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$484	$590

Table of Contents    6

	Nine Months Ended
	September 27, 2014	September 28, 2013
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,799	$2,308
Income taxes paid, net of tax refunds	325	35
Equipment purchased under capital leases	8,709	1,787
Assets acquired in acquisitions, net of cash acquired	35,855	8,391
Liabilities assumed in acquisitions	(6,414)	(836)
Note payable related to acquisition	—	(3,749)
Accrued consideration for working capital adjustment in acquisitions	(180)	(1,636)
Accrued consideration for holdbacks in acquisition	(869)	—
Deposits on property, plant & equipment financed	3,977	—
Shortfall of tax benefits from stock-based compensation	(607)	—

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    7

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") for interim financial statements which do not include all the information and footnotes required by such accounting principles for annual financial statements.  In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.  The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 28, 2013.  Operating results for the three and nine month periods ended September 27, 2014 are not necessarily indicative of the results that may be expected for the entire 2014 year.

The Company reclassified certain amounts in 2013 to conform to the 2014 presentation including the reclassification of the Company's spare parts inventory from inventory to prepaid expenses in the Consolidated Condensed Balance Sheets.

The Company has one reportable segment, carpet and rug manufacturing.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". The ASU was issued to change the requirements for reporting discontinued operations and to enhance the disclosures in this area. The ASU requires a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift and will have a major effect on an entity's operations and financial results. The ASU will be effective prospectively for interim and annual reporting periods beginning after December 15, 2014. The adoption of this ASU will only impact the reporting and disclosures of future disposals, if any.

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

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company does not believe the adoption of this ASU will have a significant impact on the Consolidated Condensed Consolidated Financial Statements.

NOTE 3 - RECEIVABLES, NET

Receivables are summarized as follows:

	September 27, 2014	December 28, 2013
Customers, trade	$53,262	$41,898
Other receivables	3,075	2,306
Gross receivables	56,337	44,204
Less allowance for doubtful accounts	(433)	(141)
Receivables, net	$55,904	$44,063

Table of Contents    8

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 4 - INVENTORIES

Inventories are summarized as follows:

	September 27, 2014	December 28, 2013
Raw materials	$41,247	$31,864
Work-in-process	21,853	16,880
Finished goods	57,728	57,983
Supplies and other	162	118
LIFO reserve	(13,066)	(13,626)
Inventories	$107,924	$93,219

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	September 27, 2014	December 28, 2013
Land and improvements	$7,231	$7,231
Buildings and improvements	51,162	50,627
Machinery and equipment	168,204	149,040
	226,597	206,898
Accumulated depreciation	(137,339)	(132,413)
Property, plant and equipment, net	$89,258	$74,485

NOTE 6 - ACQUISITIONS

Atlas Carpet Mills, Inc.

Effective March 19, 2014, the Company acquired all outstanding stock of Atlas Carpet Mills, Inc. ("Atlas") for total purchase price consideration of $18,740, including a cash payment of $16,543, accrued consideration relating to holdbacks for certain inventories and customer claims of $923 and accrued consideration for a working capital adjustment of $1,274. The Company financed the transaction with availability under its amended credit facility. The Company incurred direct acquisition costs of approximately $595 related to this acquisition. These incremental costs are classified as selling and administrative expenses in the Company's Consolidated Condensed Statements of Operations.

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

	Originally		As
	Reported	Adjustments	Adjusted
Cash	$2,466	$—	$2,466
Receivables	4,304	—	4,304
Inventories	11,511	(530)	10,981
Other current assets	956	(159)	797
Assets held for sale (1)	3,250	1,902	5,152
Property, plant and equipment	6,929	87	7,016
Finite intangible asset	3,300	—	3,300
Other assets	623	236	859
Accounts payable	(2,286)	—	(2,286)
Accrued expenses	(3,036)	153	(2,883)
Capital lease obligation	(404)	—	(404)
Fair value of net assets acquired	$27,613	$1,689	$29,302
Total consideration	18,869	(129)	18,740
Gain on purchase of business	$(8,744)	$(1,818)	$(10,562)

(1)
As part of the acquisition of Atlas, the Company announced that the Atlas dyeing operations would be consolidated into the Company's Santa Ana, California operations. All of the dye house equipment was either relocated or disposed of by the end of the Company's third fiscal quarter. The land and building have been classified in the Company's Consolidated Condensed Balance Sheet as assets held for sale at fair value less the costs to sell.

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

The Company determined that it is impracticable to provide comparative pro forma financial information related to the acquisition. Atlas, a private company, did not historically prepare financial statements in accordance with U.S. GAAP for interim financial reporting. Accordingly, significant estimates of amounts to be included in pro forma financial information would be required and subject to an inordinate level of subjectivity. Net sales related to Atlas included in the Company’s Consolidated Condensed Statement of Operations for the three and nine months ended September 27, 2014 were $12,079 and $25,927, respectively.

Burtco Enterprises, Inc.

Effective September 22, 2014, the Company acquired certain assets and assumed certain liabilities of Burtco Enterprises, Inc. ("Burtco") for total purchase price consideration of $2,432, including a cash payment of $2,330 and accrued consideration for a working capital adjustment of $102. The Company incurred direct acquisition costs of approximately $76 related to this acquisition. These incremental costs are classified as selling and administrative expenses in the Company's Consolidated Condensed Statements of Operations.

Since 1979, Burtco has created high-quality, custom-crafted carpet designed for the hospitality industry.  Burtco manufactures both wool and solution-dyed computer yarn placement (CYP) products that are used in public spaces and hotel guest rooms.

Table of Contents    10

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

These products will broaden the product offerings for commercial applications under the Company's Masland Contract brand.

The acquisition was accounted for as a business combination which generally requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The acquisition did not represent a significant business combination. The preliminary fair value of the net assets acquired totaled $2,605. The preliminary fair value of the net assets acquired exceeded the purchase price resulting in a pre-tax bargain purchase of $173.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill are as follows:

	Goodwill	Accumulated Impairment Losses	Net
Balance at December 29, 2012	$1,680	$—	$1,680
Additional goodwill recognized during the period (1)	1,709	—	1,709
Impairment losses recognized during the period	—	—	—
Other changes in the carrying amounts during the period	—	—	—
Balance at December 28, 2013	3,389	—	3,389
Additional goodwill recognized during the period	—	—	—
Impairment losses recognized during the period	—	—	—
Other changes in the carrying amounts during the period	—	—	—
Balance at September 27, 2014	$3,389	$—	$3,389

(1) During 2013, the Company recorded goodwill related to the Robertex acquisition.

The following table represents the details of the Company's intangible assets:

Intangible assets subject to amortization:

	September 27, 2014			December 28, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$1,062	$(87)	$975	$1,062	$(40)	$1,022
Rug design coding	144	(25)	119	144	(14)	130
Trade names	4,668	(231)	4,437	1,368	(34)	1,334
Total	$5,874	$(343)	$5,531	$2,574	$(88)	$2,486

Amortization expense for intangible assets is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Customer relationships	$16	$16	$47	$24
Rug design coding	3	4	11	11
Trade names	86	17	197	17
Amortization expense	$105	$37	$255	$52

Table of Contents    11

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	September 27, 2014	December 28, 2013
Compensation and benefits	$7,967	$8,233
Provision for customer rebates, claims and allowances	7,756	6,202
Advanced customer deposits	4,382	1,862
Outstanding checks in excess of cash	2,025	3,873
Other	7,474	6,032
Accrued expenses	$29,604	$26,202

NOTE 9 - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products.  Product warranty reserves are included in accrued expenses in the Company's Consolidated Condensed Financial Statements. The following is a summary of the Company's product warranty activity.

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Product warranty reserve at beginning of period	$2,210	$1,566	$1,850	$1,297
Warranty reserve assumed in business combination	—	—	209	—
Warranty liabilities accrued	1,180	1,225	3,372	3,179
Warranty liabilities settled	(1,266)	(1,111)	(3,715)	(2,888)
Changes for pre-existing warranty liabilities	204	40	612	132
Product warranty reserve at end of period	$2,328	$1,720	$2,328	$1,720

NOTE 10 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	September 27, 2014	December 28, 2013
Revolving credit facility - Tranche A	$89,605	$85,274
Obligation to Development Authority of Gordon County	3,678	4,447
Note payable - Robertex acquisition	3,045	3,789
Equipment notes payable	6,942	7,987
Notes payable	5,388	2,210
Capital lease obligations	14,202	4,281
Total long-term debt	122,860	107,988
Less: current portion of long-term debt	(11,198)	(6,229)
Long-term debt	$111,662	$101,759

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

The amended senior credit facility includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations. The amended senior credit facility required the Company to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability was less than $14,440 through May 31, 2014 and increased to $16,500 after May 31, 2014. The amendment also provided for a waiver of the measurement and application of the fixed charge coverage ratio that would otherwise have been required by a reduction in excess availability from March 14, 2014 through and including April 13, 2014. As of September 27, 2014, the unused borrowing availability under the amended senior credit facility was $35,252.

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

Equipment Notes Payable

The Company's equipment financing notes have terms ranging from three to seven years, bear interest ranging from 1.00% to 6.86% and are due in monthly installments through their maturity dates. In connection with certain of the notes, the Company is required to maintain funds in a separate escrow account. At September 27, 2014 and December 28, 2013, the balances held were $0 and $1,401, respectively, and are included in other current assets on the Company’s Consolidated Condensed Balance Sheets. The Company's equipment financing notes are secured by the specific equipment financed and do not contain any financial covenants.

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

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Condensed Balance Sheets as of September 27, 2014 and December 28, 2013:

	September 27, 2014	December 28, 2013	Fair Value Hierarchy Level
Assets:
Rabbi Trust (1)	$14,749	$14,242	Level 2
Interest rate swaps (2)	—	556	Level 2

Liabilities:
Interest rate swaps (2)	$2,001	$813	Level 2
Deferred compensation plan (3)	13,608	13,210	Level 1
Contingent consideration (4)	2,273	2,751	Level 3

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

Changes in the fair value measurements using significant unobservable inputs (Level 3) during the nine months ending September 27, 2014 and September 28, 2013 were as follows:

	September 27, 2014	September 28, 2013
Beginning balance	$2,751	$1,928
Contingent consideration liabilities recorded at fair value at acquisition	—	1,431
Fair value adjustments	(264)	102
Settlements	(214)	(250)
Ending balance	$2,273	$3,211

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three and nine months ending September 27, 2014 or September 28, 2013. If any, the Company recognizes the transfers in or transfers out at the end of the reporting period.

Table of Contents    14

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	September 27, 2014		December 28, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$484	$484	$255	$255
Notes receivable, including current portion	282	282	282	282
Interest rate swaps	—	—	556	556
Financial Liabilities:
Long-term debt and capital leases, including current portion	122,860	117,708	107,988	101,752
Interest rate swaps	2,001	2,001	813	813

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

The following is a summary of the Company's interest rate swaps as of September 27, 2014:

Type	Notional Amount	Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$10,000	October 3, 2011 through September 1, 2016	1.330%	1 Month LIBOR
Interest rate swap	$10,000	March 1, 2013 through September 1, 2016	1.620%	1 Month LIBOR
Interest rate swap	$5,000	June 1, 2013 through September 1, 2016	1.700%	1 Month LIBOR
Interest rate swap	$25,000	September 1, 2016 through September 1, 2021	3.105%	1 Month LIBOR
Interest rate swap	$25,000	September 1, 2015 through September 1, 2021	3.304%	1 Month LIBOR

The following table summarizes the fair values of derivative instruments included in the Company's Consolidated Condensed Balance Sheets:

	Location on Consolidated Balance Sheets	Fair Value
		September 27, 2014	December 28, 2013
Asset Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Other Assets	$—	$556
Total Asset Derivatives		$—	$556

Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued Expenses	$324	$328
Interest rate swaps, long-term portion	Other Long-Term Liabilities	1,677	485
Total Liability Derivatives		$2,001	$813

Table of Contents    15

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following tables summarize the pre-tax impact of derivative instruments on the Company's financial statements:

Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(24)	$(674)	$(2,003)	$(275)

Amount of Gain or (Loss) Reclassified from AOCIL on the effective portion into Income (1)(2)
	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(86)	$(84)	$(259)	$(357)

Amount of Gain or (Loss) Recognized on the ineffective portion in Income on Derivative (3)
	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$—	$—	$—	$—

(1)	The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's Consolidated Condensed Statements of Operations.

(2)	The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to fiscal 2013 is $324.

(3)
The amount of gain (loss) recognized in income on the ineffective portion of interest rate swaps is included in other (income) expense, net on the Company's Consolidated Condensed Statements of Operations.

NOTE 13 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers a significant portion, or approximately 85% of the Company's associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution (credit) expense for this 401(k) plan was $(95) and $246 for the three months ended September 27, 2014 and September 28, 2013, respectively, and $272 and $681 for the nine months ended September 27, 2014 and September 28, 2013, respectively. The reduction in the matching contribution expense for the three months ended September 27, 2014 was a result of a reduction in the Company match due to lower earning levels.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers those associates at one facility who are under a collective-bargaining agreement, or approximately 15% of the Company's associates. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $20 and $22 for the three months ended September 27, 2014 and September 28, 2013, respectively, and $65 and $63 for the nine months ended September 27, 2014 and September 28, 2013, respectively.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation.  The obligations owed to participants under this plan were $13,608 at September 27, 2014 and $13,210 at

Table of Contents    16

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

December 28, 2013 and are included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors.  The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan.  Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $14,749 at September 27, 2014 and $14,242 at December 28, 2013 and is included in other assets in the Company's Consolidated Condensed Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. Expenses related to the multi-employer pension plan were $69 and $72 for the three months ended September 27, 2014 and September 28, 2013, respectively, and $210 and $202 for the nine months ended September 27, 2014 and September 28, 2013, respectively.

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

Components of net periodic benefit cost (credit) for all postretirement plans are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Service cost	$2	$2	$6	$6
Interest cost	6	5	16	16
Amortization of prior service credits	(22)	(22)	(66)	(66)
Recognized net actuarial gains	(10)	(10)	(30)	(29)
Net periodic benefit cost (credit)	$(24)	$(25)	$(74)	$(73)

NOTE 14 - INCOME TAXES

The Company's effective income tax rates for the period ending September 27, 2014 were based upon the projected estimated annual income tax rate. The effective income tax rate for the nine months ended September 27, 2014 was 40.3%. The income tax provision in the nine months ended September 27, 2014 included the recognition of approximately $117 of tax expense related to certain market based stock awards that were not earned and a benefit of $76 related to the true-up of the Company's federal & state tax returns for certain job and research and development credits.

The Company's effective income tax rate for the nine months ended September 28, 2013 was 3.6%. The difference between the effective rates and the statutory rates for the nine months ended September 28, 2013 was primarily the result of the recognition of $795 of federal and state tax credits primarily related to research and development credits for the years of 2009 through 2012. Additionally, the first nine months included a $202 non-taxable settlement gain associated with a company-owned insurance policy and $157 in federal tax credits as a result of tax legislation passed in January 2013.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $307 and $291 at September 27, 2014 and December 28, 2013, respectively.  Such benefits, if recognized, would affect the Company's effective tax rate. There was $16 and $0 of interest or penalties accrued as of September 27, 2014 and December 28, 2013.  The Company does not expect its unrecognized tax benefits to change significantly during the next twelve months.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 15 - COMMON STOCK AND EARNINGS (LOSS) PER SHARE

Common Stock

On May 20, 2014, the Company completed its equity offering of 2,500,000 shares of Common Stock at a price of $10.65 per share, raising approximately $24,559 after deducting underwriter fees and costs directly related to the offering. The Company used the net proceeds from the offering for general corporate purposes and to reduce the balance under the Company's revolving credit facility, including borrowings associated with the recent acquisition of Atlas Carpet Mills. In addition, the proceeds were used to pay off the Tranche B loan of $5,764 due June 30, 2014.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(166)	$1,432	$3,664	$3,761
Less: Allocation of earnings to participating securities	—	(57)	(182)	(149)
Income (loss) from continuing operations available to common shareholders - basic	$(166)	$1,375	$3,482	$3,612
Basic weighted-average shares outstanding (1)	15,394	12,760	14,040	12,722
Basic earnings (loss) per share - continuing operations	$(0.01)	$0.11	$0.25	$0.28

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to common shareholders - basic	$(166)	$1,375	$3,482	$3,612
Add: Undistributed earnings reallocated to unvested shareholders	—	1	3	1
Income (loss) from continuing operations available to common shareholders - basic	$(166)	$1,376	$3,485	$3,613
Basic weighted-average shares outstanding (1)	15,394	12,760	14,040	12,722
Effect of dilutive securities:
Stock options (2)	—	77	111	45
Directors' stock performance units (2)	—	62	65	61
Diluted weighted-average shares outstanding (1)(2)	15,394	12,899	14,216	12,828
Diluted earnings (loss) per share - continuing operations	$(0.01)	$0.11	$0.25	$0.28

(1)	Includes Common and Class B Common shares, in thousands.

(2)
Because their effects are anti-dilutive, shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded. Aggregate shares excluded for the three and nine months ended September 27, 2014 were 552 and 432, respectively, and for the three and nine months ending September 28, 2013 were 450 and 530, respectively.

Table of Contents    18

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 16 - STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Condensed Financial Statements.  The number of shares to be issued is determined by dividing the specified dollar value of the award by the market value per share on the grant date.  The Company's stock compensation expense was $289 and $900 for the three and nine months ended September 27, 2014, respectively, and $178 and $669 for the three and nine months ended September 28, 2013, respectively.

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

NOTE 17 - OTHER COMPREHENSIVE INCOME (LOSS)

Components of other comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps:
Before income taxes	$(24)	$(674)	$(2,003)	$(275)
Income taxes	(9)	(256)	(761)	(104)
Net of taxes	(15)	(418)	(1,242)	(171)
Reclassification of loss into earnings from interest rate swaps (1):
Before income taxes	86	84	259	199
Income taxes	32	32	99	75
Net of taxes	54	52	160	124
Amortization of unrealized loss on dedesignated interest rate swaps (1):
Before income taxes	—	—	—	158
Income taxes	—	—	—	60
Net of taxes	—	—	—	98
Reclassification of net actuarial gain into earnings from postretirement benefit plans (2):
Before income taxes	(10)	(10)	(30)	(29)
Income taxes	(4)	(4)	(12)	(11)
Net of taxes	(6)	(6)	(18)	(18)
Reclassification of prior service credits into earnings from postretirement benefit plans (2):
Before income taxes	(22)	(22)	(66)	(66)
Income taxes	(8)	(8)	(25)	(25)
Net of taxes	(14)	(14)	(41)	(41)
Other comprehensive income (loss)	$19	$(386)	$(1,141)	$(8)

(1)
Amounts for cash flow hedges reclassified from accumulated other comprehensive income (loss) to net income (loss) were included in interest expense in the Company's Consolidated Condensed Statement of Operations.

(2)
Amounts for postretirement plans reclassified from accumulated other comprehensive income (loss) to net income (loss) were included in selling and administrative expenses in the Company's Consolidated Condensed Statement of Operations.

Table of Contents    19

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 28, 2013	(144)	360	216
Unrealized loss on interest rate swaps, net of tax of $761	(1,242)	—	(1,242)
Reclassification of loss into earnings from interest rate swaps, net of tax of $99	160	—	160
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $12	—	(18)	(18)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $25	—	(41)	(41)
Balance at September 27, 2014	$(1,226)	$301	$(925)

NOTE 18 - OTHER (INCOME) EXPENSE

Other operating (income) expense, net is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Other operating (income) expense, net:
Insurance proceeds (1)	$—	$—	$—	$(202)
Gain on property, plant and equipment disposals	(15)	(10)	(18)	—
Loss on currency exchanges	116	96	342	192
Amortization of intangibles	105	37	255	52
Retirement expenses	48	20	94	139
Miscellaneous (income) expense	(24)	(101)	(72)	(109)
Other operating (income) expense, net	$230	$42	$601	$72

(1)	The Company recognized a settlement gain of $202 from a company-owned insurance policy during the nine months ended September 28, 2013.

Other (income) expense, net is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Other (income) expense, net:
Earnings from equity investments	$(23)	$—	$(67)	$—
Miscellaneous (income) expense	—	3	7	21
Other (income) expense, net	$(23)	$3	$(60)	$21

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

realignment. As a result, the dyeing operations in Atmore will be moved to the Company's continuous dyeing facility, skein dyeing operation and other outside dyeing processors. In addition, certain dyeing related equipment has been identified for disposal resulting in an impairment charge of $759 during the nine months ended September 27, 2014.

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

Costs related to the facility consolidation plans are summarized as follows:

	Asset Impairments (1)	Other Costs (2)	Total Expected Costs	Total Asset Impairments Incurred to Date	Total Other Costs Incurred to Date	Total Remaining Costs
Warehousing, Distribution and Manufacturing Consolidation Plan	$759	$4,463	$5,222	$759	$1,662	$2,801
Atlas Integration Plan	—	1,684	1,684	—	992	692
Total All Plans	$759	$6,147	$6,906	$759	$2,654	$3,493

(1) Asset impairments under these plans are classified as "loss on impairments" in the Company's Consolidated Condensed Statements of Operations.
(2) Other costs incurred under these plans are classified as "facility consolidation expenses" in the Company's Consolidated Condensed Statements of Operations.

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

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Loss from discontinued operations:
Workers' compensation costs	$(8)	$(15)	$(54)	$(42)
Environmental remediation costs	(25)	(13)	(106)	(53)
Loss from discontinued operations, before taxes	(33)	(28)	(160)	(95)
Income tax benefit	(14)	(8)	(62)	(28)
Loss from discontinued operations, net of tax	$(19)	$(20)	$(98)	$(67)

Table of Contents    21

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

Environmental Remediation

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations of $1,814 and $1,830 as of September 27, 2014 and December 28, 2013, respectively. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from our estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

NOTE 22 - RELATED PARTY TRANSACTIONS

During 2014, the Company entered into a 5-year lease with the seller of Atlas Carpet Mills, Inc. to lease three manufacturing facilities as part of the acquisition. The seller is an associate of the Company. Rent paid to the seller during the three and nine months ended September 27, 2014 was $114 and $228, respectively. The lease was based on current market values for similar facilities.

During 2014, the Company entered into a joint venture ("Desso/Masland JV") with Desso, NV, a Netherlands based Company for the purpose of selling and distributing Hospitality floorcovering products in the United States. The Company had net sales of $605 and $615 to the Desso/Masland JV during the three and nine months ended September 27, 2014, respectively. The net sales to the joint venture were billed at the Company's cost of the products.

NOTE 23 - SUBSEQUENT EVENTS

During October 2014, the Company completed the sale of the Atlas dye house which had been reported as an asset held for sale on the Company's Consolidated Condensed Balance Sheets. The net proceeds of $5,510 approximated the carrying value of the asset. In addition, the Company entered into an agreement to purchase its leased Adairsville distribution center for $9,800 and is expected to close in November 2014. The Adairsville distribution center had a lease term through April 2024 with remaining lease payments of approximately $7,525. The Company intends to fund the purchase of the distribution center with the net proceeds from the sale of the Atlas dye house and additional debt.

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

OVERVIEW

We believe that since 2011 increased resale and remodeling of existing homes and commercial facilities have positively affected our sales growth to a greater extent than the industry in general because of the higher-end markets where our products are concentrated. Our residential and commercial sales growth rate has been significantly above that of the industry as the economy rebounded subsequent to the downturn.

We believe our business was severely impacted by the extreme weather conditions that affected much of the country during January and February. Although our sales growth continued to outpace the carpet industry in the first nine months of 2014 year-over-year period, our comparative growth in January and February of 2014 was significantly below the growth we had experienced in recent periods and the growth we anticipated during the first quarter of 2014. Beginning in March, we saw our sales growth rate increase compared with the same period in 2013 and, during the second and third quarters of 2014, have seen higher rates of sales growth versus 2013. Additionally, our sales growth in 2014 compared with 2013 includes Atlas Carpet Mills, Inc. ("Atlas") and Burtco Enterprises, Inc. ("Burtco") subsequent to their acquisitions in 2014 (See Results of Operations below).

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

On June 30, 2013, we completed the acquisition of Robertex Associates, Inc., a high-end manufacturer of specialty wool floorcovering products marketed under the names of “Robertex” and “Carousel”. This acquisition was designed to strengthen our position in our wool product line where we have seen continued growth. In order to appropriately support the increased wool business, we have realigned certain manufacturing equipment in this facility and infrastructure across our Company. As our wool production capabilities are being expanded and enhanced, we are developing new products and investing in increased sampling for these products. The implementation of these initiatives had a negative effect on our results during the latter part of 2013 and the first nine months of 2014.

On January 20, 2014, our Board of Directors approved a 2014 Warehousing/Distribution/Manufacturing Restructuring Plan intended to align our warehousing, distribution and manufacturing to support our growth and manufacturing strategy. The plan is intended to create a better cost structure and improve distribution capabilities and customer service. The key element and first major step of this plan was leasing a 292,000 square foot facility that serves as a finished goods warehouse and a cut-order and distribution center in Adairsville, Georgia; the lease commenced on May 1, 2014. In June of 2014, the Board of Directors approved a modification of this plan to include the elimination of both carpet dyeing and yarn dyeing in our Atmore, Alabama facility designed to more fully accommodate our distribution and manufacturing realignment. As a result, the dyeing operations in Atmore have been moved to our Colormaster continuous dyeing facility, our Calhoun Wool skein dyeing operation and other outside dyeing processors.

Estimated expenses of the plan, including the plan modification are expected to be $4.5 million, with approximately $3.7 million of such expenses anticipated during fiscal 2014 and approximately $800 thousand of such expenses during fiscal 2015. These expenses primarily consist of moving and relocation expenses of inventory and equipment, facility restoration, information technology expenses and expenses relating to conversion and realignment of equipment. During the three and nine months ended September 27, 2014, we incurred costs of $1.3 million and $1.7 million, respectively related to this plan. In addition, we had a non-cash asset impairment charge of $759 thousand related to manufacturing equipment that is being taken out of service in our Atmore facility.

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

We recognized a gain of $8.7 million on the purchase of Atlas in the first quarter of 2014 based on certain provisional valuations. We retrospectively applied adjustments of $1.9 million to the original provisional amount. The increase was primarily attributable to the Atlas dye house that was idled as a result of the acquisition and reflected as an asset held for sale and to a lesser extent, inventories. The increase in the value of the dye house resulted when, subsequent to its closure, we entered into a tentative agreement with a potential buyer for the facility at a value higher than the provisional amounts originally used.

As a part of the Atlas acquisition, we discontinued operations at the Atlas dyeing facility in Los Angeles and moved the carpet dyeing of their products to our Susan Street dyeing operation located in Santa Ana, California. We adopted a formal plan to accommodate the dyeing move and address the modification of computer systems. The costs of these initiatives are expected to be approximately $1.7 million and should be completed in fiscal 2015. During the period subsequent to the acquisition through our period ended September 27, 2014, we incurred costs of $992 thousand associated with this plan.

On September 22, 2014, we purchased certain assets, including specialized tufting equipment, and assumed certain liabilities from Burtco. We believe the unique capabilities of this tufting equipment will enable us to develop products that complement our high-end, specialized commercial markets. The total consideration for the equipment, inventories and certain receivables, net of liabilities assumed was approximately $2.4 million. This transaction resulted in a pre-tax bargain purchase of $173 thousand.

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

RESULTS OF OPERATIONS

The following table sets forth certain elements of our continuing operations as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.8%	75.5%	76.5%	74.8%
Gross profit	24.2%	24.5%	23.5%	25.2%
Selling and administrative expenses	21.9%	22.4%	22.7%	22.5%
Other operating expense, net	0.2%	0.1%	0.2%	—%
Facility consolidation expenses	1.5%	—%	0.9%	—%
Impairment of assets	0.1%	—%	0.2%	—%
Operating income (loss)	0.5%	2.0%	(0.5)%	2.7%

Net Sales. Net sales for the quarter ended September 27, 2014 were $109.4 million compared with net sales of $90.2 million for the year-earlier quarter, or an increase 21.2%. Net sales in the first nine months of 2014 were $302.8 million compared with net sales of $249.3 million in the first nine months of 2013, an increase of 21.5%. Excluding sales of Atlas and Burtco, net sales reflected an increase of 7.7% and 11.0% for the three and nine month periods ended September 27, 2014, respectively. In the third quarter of 2014, residential carpet sales reflected an increase of 9.8% and net sales of commercial carpet increased 45.6% (0.6% excluding Atlas and Burtco) compared with the third quarter of 2013. Residential carpet sales increased 11.0% and commercial net sales increased 48.8% (10.5% excluding Atlas and Burtco) in the first nine months of 2014 compared with the first nine months of 2013. Our residential sales in the third quarter and first nine months of 2014, compared with the prior-year period, continues to out-pace the industry, primarily as a result of the general strength in higher-end markets and our product development initiatives. Our commercial business is more heavily concentrated in specified project-oriented business and, excluding Atlas and Burtco, ran at a rate slightly below the industry in the third quarter and well ahead of the industry in the first nine months of 2014 compared with the prior-year periods.

Cost of Sales. Cost of sales as a percentage of net sales was 75.8% in the third quarter of 2014 compared with 75.5% in the third quarter of 2013. Cost of sales was 76.5% in the first nine months of 2014 compared with 74.8% in the first nine months of

Table of Contents    24

2013. There have been significant costs incurred in the third quarter and year-to-date associated with disruptions and inefficiencies associated with our facility consolidation plans. Such costs include duplicate staffing in processes affected during the transition, excessive quality costs related to inventory movement, inefficiencies in our manufacturing and distribution processes and added management expenses to oversee these efforts.

Gross Profit. Gross profit dollars increased $4.4 million in the third quarter of 2014 compared with the third quarter 2013 and increased $8.3 million in the first nine months of 2014 compared with the same period in 2013. We believe our gross margins for the 2014 periods were significantly negatively affected by the activity related to our restructuring initiatives not eligible to be classified as restructuring in our financial statements.

Selling and Administrative Expenses. Selling and administrative expenses decreased 0.5% as a percentage of sales in the third quarter of 2014 compared with the same period in 2013 and increased 0.2% as a percent of sales in the first nine months of 2014 compared with the same period in 2013. During the three and nine month periods ended September 27, 2014, we incurred $151 thousand and $759 thousand, respectively primarily for professional and legal fees related to the Atlas and Burtco acquisitions. We had significant business integration expenses due to the launching of our Avant brand as well as the ongoing rebranding of our Robertex wool product lines acquired in July of 2013.

Other Operating Expense, Net. Other operating expense, net increase $188 thousand and $529 thousand in the quarter and first nine months ended September 27, 2014, respectively compared with the same periods in 2013. The costs increases in the 2014 periods compared with 2013 are primarily a result of currency exchange valuation losses and the amortization of intangible assets associated with the Atlas acquisition. Additionally, the nine month period of 2013 included a gain of $202 thousand from insurance proceeds.

Facility Consolidation Expenses. We incurred expenses of $1.3 million and $1.7 million associated with the warehousing, distribution and manufacturing consolidation plan in the three and nine month periods ending September 27, 2014, respectively. Under the Atlas restructuring plan, we incurred $353 thousand and $992 thousand for the three and nine month periods ending September 27, 2014, respectively. We have had more expenses than originally planned due to more expenses being earlier in the restructuring process as well as higher expenses associated with the added expense of moving some of our Atmore dye equipment to our Susan Street facility to improve quality and higher than anticipated expenses in the shutdown of our Atmore waste water treatment facility. Therefore, we have increased the total amount of the restructuring estimate to accommodate these added expenses. We also shifted more of these expenses to 2014 and reduced the amount we anticipate spending in 2015.

Impairment of Assets. As a result of the discontinuance of beck and skein dyeing at our Atmore, Alabama facility related to our restructuring, certain of our dyeing related assets have been identified for disposal. The resulting charge was a $103 thousand and $759 thousand for the three and nine months ended September 27, 2014, respectively.

Operating Income (Loss). We reported operating income of $528 thousand in the third quarter of 2014 compared with operating income of $1.8 million in the third quarter of 2013. We had an operating loss of $1.5 million in the first nine months of 2014 compared with operating income of $6.8 million in the first nine months of 2013. Operating results included $1.6 million and $2.7 million of facility consolidation expenses in the quarter and nine months ended September 27, 2014, respectively. Additionally, the three and nine months ended September 27, 2014 included asset impairment cost of $103 thousand and $759 thousand, respectively.

Interest Expense. Interest expense increased $95 thousand in the third quarter of 2014 and $401 thousand for the first nine months of 2014, respectively compared with the same periods in 2013. The increase in the 2014 periods is primarily associated with an increase in debt to support higher levels of business and the Tranche B loan related to the Atlas acquisition that was repaid on June 30, 2014.

Other (Income) Expense, Net. Other (income) expense, net in the third quarter and first nine months of 2014 or 2013 was not significant.

Income Tax Provision (Benefit). Our effective income tax rates are based upon estimated annual tax rates. The effective tax rates in the third quarter of 2014 included a net tax benefit of $76 thousand primarily representing the recognition of certain tax credits net of a true-up to the filing of the 2013 tax return. Additionally, the first nine months of 2014 included $117 thousand of tax expense related to certain market-based stock awards that were not earned. The effective tax rates in the third quarter and first nine months of 2013 differed from statutory rates primarily due to the recognition of $795 thousand of federal and state tax credits primarily related to research and development credits for the years of 2009 through 2012. Additionally, the effective tax rate for the first nine months of 2013 included the recognition of certain 2012 federal tax credits required to be recognized in the first quarter of 2013 and the effects of a non-taxable settlement gain related to company-owned insurance in the first quarter of 2013.

Income (Loss) from Continuing Operations. We had a loss from continuing operations of $166 thousand, or $0.01 per diluted share, in the third quarter of 2014 compared with income from continuing operations of $1.4 million, or $0.11 per diluted share, in

Table of Contents    25

the third quarter of 2013. Continuing operations reflected income of $3.7 million, or $0.25 per diluted share, for the first nine months of 2014 compared with income from continuing operations of $3.8 million, or $0.28 per diluted share, in the first nine months of 2013. The first nine months of 2014 included an after-tax gain of approximately $6.6 million related to the Atlas and Burtco acquisitions.

Net Income (Loss). Discontinued operations reflected a loss of $19 thousand, or $0.00 per diluted share, in the third quarter of 2014 compared with a loss of $20 thousand, or $0.00 per diluted share, in the same period in 2013. Discontinued operations reflected a loss of $98 thousand, or $0.01 per diluted share, in the first nine months of 2014 compared with a loss of $67 thousand, or $0.01 per diluted share, in the first nine months of 2013. Including discontinued operations, we had a net loss of $185 thousand, or $0.01 per diluted share, in the third quarter of 2014 compared with net income of $1.4 million, or $0.11 per diluted share, in the third quarter of 2013. The first nine months of 2014 reflected net income of $3.6 million, or $0.24 per diluted share, compared with net income of $3.7 million, or $0.27 per diluted share, in the comparable nine month period in 2013.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 27, 2014, we generated funds of $24.6 million from the May 2014 equity offering, net of issuance costs including the underwriter discount. Additionally, debt increased $14.9 million under our senior credit line, equipment financing agreements and capital leases related to assets acquired. The increase in debt included $469 thousand of debt assumed in the acquisition of Atlas and Burtco, $8.7 million related to capitalized leases and $4.0 million of machinery deposits funded by a lender. These funds were used to finance our operations; including $1.1 million in operating activities, $15.4 million related to the Atlas acquisition, $2.3 million in the acquisition of Burtco, $6.8 million in property, plant and equipment purchases (excluding $8.7 million of assets under capitalized leases), $119 thousand for deposits on machinery, $1.8 million to fund outstanding checks and $518 thousand for repurchases of our stock.

Excluding assets acquired and liabilities assumed in the Atlas and Burtco acquisitions and the change in the current portion of debt, working capital increased $11.3 million in the first nine months of 2014. The increase was a result of an increase in inventories and accounts receivable, net of accounts payable and accrued expenses, commensurate with the increased level of business activity.

Capital asset acquisitions for the nine months ended September 27, 2014 were $15.5 million; $6.8 million through funded debt and $8.7 million of equipment acquired under capital leases, while depreciation and amortization was $9.6 million. We expect capital expenditures and capital leases combined to be approximately $21.8 million in 2014 while depreciation and amortization is expected to be approximately $12.8 million. Planned capital expenditures in 2014 are primarily for new equipment.

Debt Facilities

On March 14, 2014, we amended our senior credit facility ("amended senior credit facility"), effective as of March 19, 2014 to permit the acquisition of Atlas Carpet Mills, Inc. by means of an over advance ("Tranche B Advance") of $5.4 million which increased to $5.8 million and matured on June 30, 2014. The Tranche B Advance bore interest at a rate of 3.50% plus LIBOR, subject also to various availability percentages, limitations, covenants and conditions. In addition, the revolving portion of the facility ("Tranche A Advance") provides for a maximum of $150.0 million of revolving credit, subject to borrowing base availability. The borrowing base is currently equal to specified percentages of our eligible accounts receivable, inventories, fixed assets and real property less reserves established, from time to time, by the administrative agent under the facility. In addition, the term of the amended senior credit facility was extended from August 1, 2018 to March 14, 2019.

At our election, Tranche A Advances of the amended senior credit facility bears interest at annual rates equal to either (a) LIBOR for 1, 2 or 3 month periods, as selected by us, plus an applicable margin of either 1.50%, 1.75% or 2.00%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate plus 1.00%, plus an applicable margin of either 0.50%, 0.75% or 1.00%. The applicable margin is determined based on availability under the amended senior credit facility with margins increasing as availability decreases. We pay an unused line fee on the average amount by which the aggregate commitments exceed utilization of the senior credit facility equal to 0.375% per annum.

The amended senior credit facility includes certain affirmative and negative covenants that impose restrictions on our financial and business operations. The amended senior credit facility required us to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability was less than $14.4 million through May 31, 2014 and increased to $16.5 million after May 31, 2014. The amendment also provided for a waiver of the measurement and application of the fixed charge coverage ratio that would otherwise have been required by a reduction in excess availability from March 14, 2014 through and including April 13, 2014. As of September 27, 2014, the unused borrowing availability under the amended senior credit facility was $35.3 million.

Equity Offering

On May 20, 2014, we completed a public offering of 2.5 million shares of our common stock. Net proceeds from the offering were $24.6 million and were used to reduce the balance under our revolving credit facility and to pay off the $5.8 million Tranche B Advance associated with the recent acquisition of Atlas Carpet Mills which matured on June 30, 2014.

Table of Contents    26

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". The ASU was issued to change the requirements for reporting discontinued operations and to enhance the disclosures in this area. The ASU requires a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift and will have a major effect on an entity's operations and financial results. The ASU will be effective prospectively for interim and annual reporting periods beginning after December 15, 2014. The adoption of this ASU will only impact our reporting and disclosures of future disposals, if any.

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

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. We do not believe the adoption of this ASU will have a significant impact on our Consolidated Condensed Consolidated Financial Statements.

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

At September 27, 2014, $64,605, or approximately 53% of our total debt, was subject to floating interest rates.  A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $6.

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

Table of Contents    27

disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated  the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 27, 2014, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

We acquired Atlas on March 19, 2014 and Burtco on September 22, 2014. Since the date of these acquisitions, we have been analyzing and evaluating procedures and controls of Atlas and Burtco to determine their effectiveness and to make them consistent with our disclosure controls and procedures. We will continue to analyze their procedures and controls and expect to make additional changes to those controls in the future. Prior to these acquisitions, neither Atlas nor Burtco were required to maintain disclosure controls and procedures or document and assess internal control over financial reporting, in each case as required under the rules and regulations of the U.S. Securities and Exchange Commission. As permitted by guidance issued by the staff of the U.S. Securities and Exchange Commission, Atlas and Burtco have been excluded from the scope of our quarterly discussion of material changes in internal control over financial reporting below. Atlas was included in our results of operations subsequent to our acquisition on March 19, 2014 and Burtco was included subsequent to our acquisition on September 22, 2014 and constituted 11.1% and 8.6% of our consolidated revenues for the three and nine months ended September 27, 2014, respectively, and 7.0% of consolidated assets as of September 27, 2014.

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

Table of Contents    28

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

Table of Contents    29

Unanticipated termination or interruption of our arrangements with third-party suppliers of nylon yarn could have a material adverse effect on us.

Nylon yarn is the principal raw material used in our floor covering products. A significant portion of such yarn is purchased from one supplier. Our yarn supplier is one of the leading fiber suppliers within the industry and is the exclusive supplier of certain innovative branded fiber technology upon which we rely. We believe our offerings of this innovative fiber technology contribute materially to the competitiveness of our products. While we believe there are other sources of nylon yarns, an unanticipated termination or interruption of our current supply of nylon yarn could have a material adverse effect on our ability to supply our product to our customers and have a material adverse impact on our competitiveness if we are unable to replace our nylon supplier with another supplier that can offer similar innovative fiber products. An extended interruption in the supply of these or other raw materials or sourced products used in the Company’s business or in the supply of suitable substitute materials or products would disrupt the Company’s operations, which could have a material adverse effect on the Company’s business.

We may experience certain risks associated with internal expansion, acquisitions, joint ventures and strategic investments.
We have recently embarked on several strategic and tactical initiatives, including aggressive internal expansion, acquisitions and investment in new products, to strengthen our future and to enable us to return to sustained growth and profitability. Growth through expansion and acquisition involves risks, many of which may continue to affect us after the acquisition or expansion. An acquired company, operation or internal expansion may not achieve the levels of revenue, profitability and production that we expect. The combination of an acquired company’s business with ours involves risks. Further internally generated growth that involves expansion involves risks as well. Such risks include the integration of computer systems, alignment of human resource policies and the retention of valued talent. Reported earnings may not meet expectations because of goodwill and intangible asset impairment, other asset impairments, increased interest costs and issuance of additional securities or debt as a result of these acquisitions. We may also face challenges in consolidating functions and integrating our organizations, procedures, operations and product lines in a timely and efficient manner.
The diversion of management attention and any difficulties encountered in the transition and integration process could have a material adverse effect on our revenues, level of expenses and operating results. Failure to successfully manage and integrate an acquisition with our existing operations or expansion of our existing operations could lead to the potential loss of customers of the acquired or existing business, the potential loss of employees who may be vital to the new or existing operations, the potential loss of business opportunities or other adverse consequences that could have a material adverse effect on our business, financial condition and results of operations. Even if integration occurs successfully, failure of the expansion or acquisition to achieve levels of anticipated sales growth, profitability or productivity, or otherwise perform as expected, may have a material adverse effect on our business, financial condition and results of operations.
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

Table of Contents    30

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

Many of our business activities involve substantial investments in manufacturing facilities and many products are produced at a limited number of locations. These facilities could be materially damaged by natural disasters, such as floods, tornadoes, hurricanes and earthquakes, or by fire or other unexpected events such as adverse weather conditions or other disruptions to our facilities, supply chain or our customer's facilities. We could incur uninsured losses and liabilities arising from such events, including damage to our reputation, and/or suffer material losses in operational capacity, which could have a material adverse impact on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

The following table provides information regarding our repurchases of shares of our Common Stock during the three months ended September 27, 2014:

Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
August 2, 2014	500	$9.48	500
August 30, 2014	4,264	9.18	4,264
September 27, 2014	—	—	—
Three Months Ended September 27, 2014	4,764	$9.21	4,764	$3,412,146

(1)  During the three months ended September 27, 2014, 3,855 shares were withheld from employees in lieu of cash payments for withholding taxes due for a total amount of $35,427.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Table of Contents    31

Item 6. Exhibits

(a.)	Exhibits

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Table of Contents    32

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIXIE GROUP, INC.
(Registrant)

Date: November 5, 2014	By: /s/ JON A. FAULKNER
Jon A. Faulkner Vice President and Chief Financial Officer

Date: November 5, 2014	By: /s/ D. EUGENE LASATER
D. Eugene Lasater Controller

Table of Contents    33