Form 10-Q
period 2015-03-28
DIXIE GROUP INC
filed 2015-05-01
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2015
OR

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

☐	Large accelerated filer	☑	Accelerated filer
☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of April 24, 2015
Common Stock, $3 Par Value	15,109,696 shares
Class B Common Stock, $3 Par Value	763,993 shares
Class C Common Stock, $3 Par Value	0 shares

Table of Contents    1

THE DIXIE GROUP, INC.

Table of Contents    2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(amounts in thousands, except share data)

	March 28, 2015	December 27, 2014
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$743	$394
Receivables, net	51,730	50,524
Inventories	110,254	104,207
Prepaid expenses	6,328	5,970
Deferred income taxes	14,154	12,722

TOTAL CURRENT ASSETS	183,209	173,817

PROPERTY, PLANT AND EQUIPMENT, NET	104,655	102,489
OTHER ASSETS	24,503	24,574
TOTAL ASSETS	$312,367	$300,880

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$29,389	$22,108
Accrued expenses	30,685	29,307
Current portion of long-term debt	9,265	9,078
TOTAL CURRENT LIABILITIES	69,339	60,493

LONG-TERM DEBT	123,780	118,210
DEFERRED INCOME TAXES	8,501	9,376
OTHER LONG-TERM LIABILITIES	21,077	19,824
TOTAL LIABILITIES	222,697	207,903

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 15,107,114 shares for 2015 and 15,007,423 shares for 2014	45,321	45,022
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 763,993 shares for 2015 and 764,191 shares for 2014	2,292	2,293
Additional paid-in capital	154,939	155,127
Accumulated deficit	(110,420)	(107,952)
Accumulated other comprehensive income (loss)	(2,462)	(1,513)
TOTAL STOCKHOLDERS' EQUITY	89,670	92,977
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$312,367	$300,880

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    3

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended
	March 28, 2015	March 29, 2014
NET SALES	$95,855	$85,082
Cost of sales	72,516	66,981
GROSS PROFIT	23,339	18,101

Selling and administrative expenses	24,757	20,117
Other operating expense, net	490	152
Facility consolidation expenses	775	73
OPERATING LOSS	(2,683)	(2,241)

Interest expense	1,177	1,012
Other expense, net	10	10
Gain on purchase of business	—	(10,937)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(3,870)	7,674
Income tax provision (benefit)	(1,490)	2,854
INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,380)	4,820
Loss from discontinued operations, net of tax	(88)	(192)
NET INCOME (LOSS)	$(2,468)	$4,628

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.15)	$0.36
Discontinued operations	(0.01)	(0.02)
Net income (loss)	$(0.16)	$0.34

BASIC SHARES OUTSTANDING	15,435	12,789

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.15)	$0.36
Discontinued operations	(0.01)	(0.02)
Net income (loss)	$(0.16)	$0.34

DILUTED SHARES OUTSTANDING	15,435	13,017

DIVIDENDS PER SHARE:
Common Stock	$—	$—
Class B Common Stock	—	—

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    4

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	Three Months Ended
	March 28, 2015	March 29, 2014
NET INCOME (LOSS)	$(2,468)	$4,628

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized loss on interest rate swaps	(1,014)	(582)
Reclassification of loss into earnings from interest rate swaps	83	53
Reclassification of net actuarial gain into earnings from postretirement benefit plans	(5)	(6)
Reclassification of prior service credits into earnings from postretirement benefit plans	(13)	(14)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(949)	(549)

COMPREHENSIVE INCOME (LOSS)	$(3,417)	$4,079

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    5

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Three Months Ended
	March 28, 2015	March 29, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$(2,380)	$4,820
Loss from discontinued operations	(88)	(192)
Net income (loss)	(2,468)	4,628

Adjustments to reconcile net income (loss) to net cash used in operating activities, net of acquisitions:
Depreciation and amortization - continuing operations	3,637	2,972
Depreciation and amortization - discontinued operations	—	16
Provision (benefit) for deferred income taxes	(1,722)	2,709
Net gain on property, plant and equipment disposals	(5)	—
Impairment of assets	—	—
Gain on purchase of business	—	(10,937)
Stock-based compensation expense	277	196
Excess tax benefits from stock-based compensation	(236)	—
Bad debt expense	32	67
Changes in operating assets and liabilities:
Receivables	(1,238)	(1,717)
Inventories	(6,047)	(2,096)
Other current assets	(1,945)	(977)
Accounts payable and accrued expenses	8,383	1,758
Other operating assets and liabilities	(358)	(203)
NET CASH USED IN OPERATING ACTIVITIES	(1,690)	(3,584)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	55	—
Purchase of property, plant and equipment	(2,850)	(2,812)
Net cash paid in business acquisitions	—	(14,077)
NET CASH USED IN INVESTING ACTIVITIES	(2,795)	(16,889)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	318	23,158
Borrowings on mortgage note payable	6,290	—
Payments on mortgage note payable	(157)	—
Payments on notes payable related to acquisitions	(253)	(233)
Borrowings on equipment financing	84	—
Payments on equipment financing	(720)	(419)
Payments on capital leases	(650)	(216)
Borrowings on notes payable	—	745
Payments on notes payable	(421)	(307)
Change in outstanding checks in excess of cash	421	(2,169)
Proceeds from exercise of stock options	213	172
Repurchases of Common Stock	(527)	(74)
Excess tax benefits from stock-based compensation	236	—
Payments for debt issuance costs	—	(84)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,834	20,573

INCREASE IN CASH AND CASH EQUIVALENTS	349	100
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	394	255
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$743	$355

Table of Contents    6

	Three Months Ended
	March 28, 2015	March 29, 2014
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$999	$789
Income taxes paid, net of tax refunds	98	58
Equipment purchased under capital leases	—	1,487
Equipment purchased under notes payable	1,267	—
Deposits utilized on purchased equipment	1,587	—
Assets acquired in acquisitions, net of cash acquired	—	32,803
Liabilities assumed in acquisitions	—	(5,573)
Accrued consideration for working capital adjustment in acquisitions	—	(1,293)
Accrued consideration for holdbacks in acquisition	—	(923)
Shortfall of tax benefits from stock-based compensation	(90)	—

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    7

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") for interim financial statements which do not include all the information and footnotes required by such accounting principles for annual financial statements.  In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.  The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 27, 2014.  Operating results for the three month period ended March 28, 2015 is not necessarily indicative of the results that may be expected for the entire 2015 year.

The Company has one reportable segment, carpet and rug manufacturing.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". The ASU was issued to change the requirements for reporting discontinued operations and to enhance the disclosures in this area. The ASU requires a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations only if the disposal represents a strategic shift and will have a major effect on an entity's operations and financial results. The ASU is effective prospectively for interim and annual reporting periods beginning after December 15, 2014. The adoption of this ASU did not have a material effect on the Company's Consolidated Condensed Financial Statements.

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

NOTE 3 - RECEIVABLES, NET

Receivables are summarized as follows:

	March 28, 2015	December 27, 2014
Customers, trade	$47,941	$46,422
Other receivables	4,260	4,552
Gross receivables	52,201	50,974
Less allowance for doubtful accounts	(471)	(450)
Receivables, net	$51,730	$50,524

Bad debt expense was $32 and $67 for the three months ended March 28, 2015 and March 29, 2014, respectively.

Table of Contents    8

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 4 - INVENTORIES

Inventories are summarized as follows:

	March 28, 2015	December 27, 2014
Raw materials	$40,946	$40,649
Work-in-process	20,953	19,976
Finished goods	60,138	57,913
Supplies and other	177	126
LIFO reserve	(11,960)	(14,457)
Inventories	$110,254	$104,207

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	March 28, 2015	December 27, 2014
Land and improvements	$7,327	$7,327
Buildings and improvements	61,747	61,557
Machinery and equipment	173,406	171,586
	242,480	240,470
Accumulated depreciation	(137,825)	(137,981)
Property, plant and equipment, net	$104,655	$102,489

Depreciation of property, plant and equipment, including amounts for capital leases, totaled $3,488 in the three months ended March 28, 2015 and $2,870 in the three months ended March 29, 2014.

NOTE 6 - ACQUISITIONS

Atlas Carpet Mills, Inc.

Effective March 19, 2014, the Company acquired all outstanding stock of Atlas Carpet Mills, Inc. ("Atlas") for total purchase price consideration of $18,759, including a cash payment of $16,543, accrued consideration relating to holdbacks for certain inventories and customer claims of $923 and accrued consideration for a working capital adjustment of $1,293. The Company financed the transaction with availability under its revolving credit facility.

Atlas is a California-based manufacturer and marketer of high-end commercial broadloom and tile carpeting serving soft floorcovering markets. Atlas has a strong reputation for exceptional design, quality and service. This brand is sold through the existing Atlas sales force and broadens the Company's product offerings for commercial applications along with the Company's Masland Contract brand.

The acquisition was accounted for as a business combination which generally requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The acquisition did not represent a significant business combination. The fair value of the net assets acquired exceeded the purchase price resulting in a bargain purchase of $10,937. This amount differs from the amounts originally reported in the first quarter of 2014 as result of changes in the provisional fair value of the assets and liabilities of Atlas. The following table summarizes the fair values of the assets acquired and liabilities assumed as of March 19, 2014 based on the purchase price allocation. The components of the purchase price allocation consisted of the following:

Table of Contents    9

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Cash	$2,466
Receivables	4,998
Inventories	10,981
Other current assets	797
Assets held for sale	5,152
Property, plant and equipment	6,716
Finite intangible asset	3,300
Other assets	859
Accounts payable	(2,286)
Accrued expenses	(2,883)
Capital lease obligation	(404)
Fair value of net assets acquired	$29,696
Total consideration	18,759
Gain on purchase of business	$(10,937)

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

The Company determined that it is impracticable to provide comparative pro forma financial information related to the acquisition. Significant estimates of amounts to be included in pro forma financial information would be required and subject to an inordinate level of subjectivity. Net sales related to Atlas included in the Company’s Consolidated Condensed Statement of Operations for the three months ended March 28, 2015 and March 29, 2014 were $10,155 and $1,666, respectively.

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

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill is $3,389 as of March 28, 2015 and December 27, 2014.

Table of Contents    10

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table represents the details of the Company's intangible assets:

Intangible assets subject to amortization:

	March 28, 2015			December 27, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$208	$(36)	$172	$208	$(32)	$176
Rug design coding	144	(32)	112	144	(29)	115
Trade names	3,300	(283)	3,017	3,300	(214)	3,086
Total	$3,652	$(351)	$3,301	$3,652	$(275)	$3,377

Amortization expense for intangible assets is summarized as follows:

	Three Months Ended
	March 28, 2015	March 29, 2014
Customer relationships	$4	$15
Rug design coding	3	4
Trade names	69	25
Amortization expense	$76	$44

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	March 28, 2015	December 27, 2014
Compensation and benefits	$9,570	$8,894
Provision for customer rebates, claims and allowances	7,062	7,960
Advanced customer deposits	5,235	3,501
Outstanding checks in excess of cash	1,611	1,190
Other	7,207	7,762
Accrued expenses	$30,685	$29,307

Table of Contents    11

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

	Three Months Ended
	March 28, 2015	March 29, 2014
Product warranty reserve at beginning of period	$2,214	$1,850
Warranty reserve assumed in business combination	—	209
Warranty liabilities accrued	1,808	1,014
Warranty liabilities settled	(1,988)	(1,208)
Changes for pre-existing warranty liabilities	511	136
Product warranty reserve at end of period	$2,545	$2,001

NOTE 10 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	March 28, 2015	December 27, 2014
Revolving credit facility - Tranche A	$83,214	$82,897
Notes payable - buildings	14,429	8,295
Obligation to Development Authority of Gordon County	3,144	3,413
Note payable - Robertex acquisition	3,078	3,062
Equipment notes payable	13,994	13,362
Notes payable	839	1,261
Capital lease obligations	14,347	14,998
Total long-term debt	133,045	127,288
Less: current portion of long-term debt	(9,265)	(9,078)
Long-term debt	$123,780	$118,210

Revolving Credit Facility

On March 14, 2014, the Company amended its revolving credit facility effective as of March 19, 2014 to permit the acquisition of Atlas. In addition, the revolving portion of the facility ("Tranche A Advance") provides for a maximum of $150,000 of revolving credit, subject to borrowing base availability. The borrowing base is currently equal to specified percentages of the Company's eligible accounts receivable, inventories, fixed assets and real property less reserves established, from time to time, by the administrative agent under the facility. In addition, the term of the revolving credit facility was extended from August 1, 2018 to March 14, 2019. The revolving credit facility is secured by a first priority lien on substantially all of the Company's assets.

At the Company's election, Tranche A Advances of the revolving credit facility bears interest at annual rates equal to either (a) LIBOR for 1, 2 or 3 month periods, as selected by the Company, plus an applicable margin of either 1.50%, 1.75% or 2.00%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate plus 1.00%, plus an applicable margin of either 0.50%, 0.75% or 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. The Company pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the senior credit facility equal to 0.375% per annum.

The revolving credit facility includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations. The revolving credit facility requires the Company to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability is less than $16,500. As of March 28, 2015, the unused borrowing availability under the revolving credit facility was $32,776.

Table of Contents    12

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Notes Payable - Buildings

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

On January 23, 2015, the Company entered into a ten-year $6,290 note payable to finance an owned facility in Saraland, Alabama. The note payable is scheduled to mature on January 7, 2025 and is secured by the facility. The note payable bears interest at a variable rate equal to one month LIBOR plus 2.0% and is payable in equal monthly installments of principal of $26, plus interest calculated on the declining balance of the note, with a final payment of $3,145 due on maturity. In addition, the Company entered into a forward interest rate swap with an amortizing notional amount effective January 7, 2017 which effectively fixes the interest rate at 4.30%.

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

Equipment Notes Payable

The Company's equipment financing notes have terms ranging from three to seven years, bear interest ranging from 1.00% to 6.86% and are due in monthly or quarterly installments through their maturity dates. In connection with certain of the notes, the Company is required to maintain funds in a separate escrow account. At March 28, 2015 and December 27, 2014, the balances held were $574 and $574, respectively, and are included in other current assets on the Company’s Consolidated Condensed Balance Sheets. The Company's equipment financing notes are secured by the specific equipment financed and do not contain any financial covenants.

Capital Lease Obligations

The Company's capital lease obligations have terms ranging from three to seven years, bear interest ranging from 2.90% to 7.37% and are due in monthly or quarterly installments through their maturity dates. The Company's capital lease obligations are secured by the specific equipment leased.

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

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Condensed Balance Sheets as of March 28, 2015 and December 27, 2014:

	March 28, 2015	December 27, 2014	Fair Value Hierarchy Level
Assets:
Rabbi Trust (1)	$15,503	$15,316	Level 2
Interest rate swaps (2)	—	34	Level 2

Liabilities:
Interest rate swaps (2)	$4,508	$3,040	Level 2
Deferred compensation plan (3)	14,318	14,331	Level 2
Contingent consideration (4)	1,625	1,855	Level 3

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

Changes in the fair value measurements using significant unobservable inputs (Level 3) during the three months ending March 28, 2015 and March 29, 2014 were as follows:

	March 28, 2015	March 29, 2014
Beginning balance	$1,855	$2,751
Fair value adjustments	26	45
Settlements	(256)	(58)
Ending balance	$1,625	$2,738

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three months ending March 28, 2015 or March 29, 2014. If any, the Company recognizes the transfers in or transfers out at the end of the reporting period.

Table of Contents    14

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	March 28, 2015		December 27, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$743	$743	$394	$394
Notes receivable, including current portion	282	282	282	282
Interest rate swaps	—	—	34	34
Financial Liabilities:
Long-term debt and capital leases, including current portion	133,045	127,438	127,288	119,776
Interest rate swaps	4,508	4,508	3,040	3,040

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

The following is a summary of the Company's interest rate swaps as of March 28, 2015:

Type	Notional Amount		Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$10,000		October 3, 2011 through September 1, 2016	1.330%	1 Month LIBOR
Interest rate swap	$10,000		March 1, 2013 through September 1, 2016	1.620%	1 Month LIBOR
Interest rate swap	$5,000		June 1, 2013 through September 1, 2016	1.700%	1 Month LIBOR
Interest rate swap	$25,000		September 1, 2016 through September 1, 2021	3.105%	1 Month LIBOR
Interest rate swap	$25,000		September 1, 2015 through September 1, 2021	3.304%	1 Month LIBOR
Interest rate swap	$8,191	(1)	November 7, 2014 through November 7, 2024	4.500%	1 Month LIBOR
Interest rate swap	$5,661	(2)	January 7, 2017 through January 7, 2025	4.300%	1 Month LIBOR

(1) Interest rate swap notional amount amortizes by $35 monthly to maturity.
(2) Interest rate swap notional amount amortizes by $26 monthly to maturity.

Table of Contents    15

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table summarizes the fair values of derivative instruments included in the Company's Consolidated Condensed Balance Sheets:

	Location on Consolidated Balance Sheets	Fair Value
		March 28, 2015	December 27, 2014
Asset Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Other Assets	$—	$34
Total Asset Derivatives		$—	$34

Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued Expenses	$840	$650
Interest rate swaps, long-term portion	Other Long-Term Liabilities	3,668	2,390
Total Liability Derivatives		$4,508	$3,040

The following tables summarize the pre-tax impact of derivative instruments on the Company's financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	Three Months Ended
	March 28, 2015	March 29, 2014
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(1,635)	$(940)

	Amount of Gain or (Loss) Reclassified from AOCIL on the effective portion into Income (1)(2)
	Three Months Ended
	March 28, 2015	March 29, 2014
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(134)	$(86)

	Amount of Gain or (Loss) Recognized on the ineffective portion in Income on Derivative (3)
	Three Months Ended
	March 28, 2015	March 29, 2014
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$—	$—

(1)	The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's Consolidated Condensed Statements of Operations.

(2)	The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to March 28, 2015 is $840.

(3)
The amount of gain (loss) recognized in income on the ineffective portion of interest rate swaps is included in other (income) expense, net on the Company's Consolidated Condensed Statements of Operations.

Table of Contents    16

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 13 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers a significant portion, or approximately 86% of the Company's associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $235 and $232 for the three months ended March 28, 2015 and March 29, 2014, respectively.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers those associates at one facility who are under a collective-bargaining agreement, or approximately 14% of the Company's associates. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $19 and $18 for the three months ended March 28, 2015 and March 29, 2014, respectively.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation.  The obligations owed to participants under this plan were $14,318 at March 28, 2015 and $14,331 at December 27, 2014 and are included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors.  The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan.  Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $15,503 at March 28, 2015 and $15,316 at December 27, 2014 and is included in other assets in the Company's Consolidated Condensed Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. Expenses related to the multi-employer pension plan were $65 and $67 for the three months ended March 28, 2015 and March 29, 2014, respectively.

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

Components of net periodic benefit cost (credit) for all postretirement plans are summarized as follows:

	Three Months Ended
	March 28, 2015	March 29, 2014
Service cost	$2	$2
Interest cost	5	5
Amortization of prior service credits	(22)	(22)
Recognized net actuarial gains	(9)	(10)
Net periodic benefit cost (credit)	$(24)	$(25)

Table of Contents    17

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 14 - INCOME TAXES

The Company's effective income tax rate for the period ending March 28, 2015 is based upon the projected estimated annual income tax rate. The effective income tax rates for the three months ended March 28, 2015 and March 29, 2014 approximate the Company's federal and state statutory rates.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $400 at March 28, 2015 and December 27, 2014.  Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of March 28, 2015 and December 27, 2014.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended
	March 28, 2015	March 29, 2014
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(2,380)	$4,820
Less: Allocation of earnings to participating securities	—	(197)
Income (loss) from continuing operations available to common shareholders - basic	$(2,380)	$4,623
Basic weighted-average shares outstanding (1)	15,435	12,789
Basic earnings (loss) per share - continuing operations	$(0.15)	$0.36

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to common shareholders - basic	$(2,380)	$4,623
Add: Undistributed earnings reallocated to unvested shareholders	—	3
Income (loss) from continuing operations available to common shareholders - basic	$(2,380)	$4,626
Basic weighted-average shares outstanding (1)	15,435	12,789
Effect of dilutive securities:
Stock options (2)	—	166
Directors' stock performance units (2)	—	62
Diluted weighted-average shares outstanding (1)(2)	15,435	13,017
Diluted earnings (loss) per share - continuing operations	$(0.15)	$0.36

(1)	Includes Common and Class B Common shares, in thousands.

(2)
Because their effects are anti-dilutive, shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded. Aggregate shares excluded for the three months ended March 28, 2015 and March 29, 2014 were 469 and 123, respectively.

NOTE 16 - STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Condensed Financial Statements.  The number of shares to be issued is determined by dividing the specified dollar value of the award by the market value per share on the grant date.  The Company's stock compensation expense was $277 for the three months ended March 28, 2015 and $196 for the three months ended March 29, 2014.

On March 12, 2015, the Company issued 114,625 shares of restricted stock to officers and other key employees. The grant-date fair value of the awards was $1,021, or $8.910 per share, and will be recognized as stock compensation expense over the vesting periods which range from 2 to 29 years from the date the awards were granted. Each award is subject to a continued service condition. The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

Table of Contents    19

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 17 - OTHER COMPREHENSIVE INCOME (LOSS)

Components of other comprehensive income (loss) are as follows:

	Three Months Ended
	March 28, 2015	March 29, 2014
Other comprehensive income (loss):
Unrealized loss on interest rate swaps:
Before income taxes	$(1,635)	$(940)
Income taxes	(621)	(358)
Net of taxes	(1,014)	(582)
Reclassification of loss into earnings from interest rate swaps (1):
Before income taxes	134	86
Income taxes	51	33
Net of taxes	83	53
Reclassification of net actuarial gain into earnings from postretirement benefit plans (2):
Before income taxes	(9)	(10)
Income taxes	(4)	(4)
Net of taxes	(5)	(6)
Reclassification of prior service credits into earnings from postretirement benefit plans (2):
Before income taxes	(22)	(22)
Income taxes	(9)	(8)
Net of taxes	(13)	(14)
Other comprehensive income (loss)	$(949)	$(549)

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

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 27, 2014	(1,841)	328	(1,513)
Unrealized loss on interest rate swaps, net of tax of $621	(1,014)	—	(1,014)
Reclassification of loss into earnings from interest rate swaps, net of tax of $51	83	—	83
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $4	—	(5)	(5)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $9	—	(13)	(13)
Balance at March 28, 2015	$(2,772)	$310	$(2,462)

Table of Contents    20

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 18 - OTHER (INCOME) EXPENSE

Other operating expense, net is summarized as follows:

	Three Months Ended
	March 28, 2015	March 29, 2014
Other operating expense, net:
Gain on property, plant and equipment disposals	$(6)	$—
Loss on currency exchanges	343	120
Amortization of intangibles	76	44
Retirement expenses	33	31
Miscellaneous (income) expense	44	(43)
Other operating expense, net	$490	$152

Other expense, net is summarized as follows:

	Three Months Ended
	March 28, 2015	March 29, 2014
Other expense, net:
Earnings from equity investments	$—	$3
Miscellaneous (income) expense	10	7
Other expense, net	$10	$10

NOTE 19 - FACILITY CONSOLIDATION EXPENSES

2014 Warehousing, Distribution & Manufacturing Consolidation Plan

The Company developed a plan to align its warehousing, distribution and manufacturing to support its growth and manufacturing strategy resulting in better cost structure and improved distribution capabilities and customer service. The key element and first major step of this plan was the acquisition of a facility to serve as a finished goods warehouse and a cut-order and distribution center in Adairsville, Georgia. Costs related to the consolidation include moving and relocation expenses, information technology expenses and expenses relating to conversion and realignment of equipment. In addition, this plan includes the elimination of both carpet dyeing and yarn dyeing in the Company's Atmore, Alabama facility designed to more fully accommodate the distribution and manufacturing realignment. As a result, the dyeing operations in Atmore was moved to the Company's continuous dyeing facility, skein dyeing operation and other outside dyeing processors. These costs should completed in the first half of fiscal 2016.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Costs related to the facility consolidation plans are summarized as follows:

						As of March 28, 2015
	Accrued Balance at December 27, 2014	2015 Expenses To Date		2015 Cash Payments	Accrued Balance at March 28, 2015	Total Costs Incurred To Date		Total Expected Costs
Warehousing, Distribution & Manufacturing Consolidation Plan	$—	$605		$(605)	$—	$4,652		$5,639
Atlas Integration Plan	—	170		(170)	—	1,637		1,846
Totals	$—	$775	(1)	$(775)	$—	$6,289	(1)	$7,485

Asset impairments		$—	(2)			$1,133	(2)	$1,133

(1) Costs incurred under these plans are classified as "facility consolidation expenses" in the Company's Consolidated Condensed Statements of Operations.
(2) Asset impairments under these plans, when applicable, are classified as "loss on impairments" in the Company's Consolidated Condensed Statements of Operations.

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

Table of Contents    22

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 21 - DISCONTINUED OPERATIONS

The Company has previously either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	Three Months Ended
	March 28, 2015	March 29, 2014
Carousel

Net sales	$221	$231

Loss before income taxes	$(103)	$(228)
Income tax benefit	(39)	(76)
Loss from discontinued operations, net of tax	$(64)	$(152)

Previously Discontinued Operations

Loss from discontinued operations:
Workers' compensation costs	$(26)	$(38)
Environmental remediation costs	(12)	(23)
Loss from discontinued operations, before taxes	(38)	(61)
Income tax benefit	(14)	(21)
Loss from discontinued operations, net of tax	$(24)	$(40)

Carousel

In the fourth quarter of 2014, the Company discontinued the Carousel specialty tufting and weaving operation that was part of the 2013 Robertex, Inc. acquisition. Operating results associated with Carousel have been classified as discontinued operations for all periods presented.

Previously Discontinued Operations

Undiscounted reserves are maintained for the self-insured workers' compensation obligations. These reserves are administered by a third-party workers' compensation service provider under the supervision of Company personnel. Such reserves are reassessed on a quarterly basis. Pre-tax cost incurred for workers' compensation as a component of discontinued operations primarily represents a change in estimate for each period for medical costs associated with the Company's obligations.

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations of $1,635 and $1,637 as of March 28, 2015 and December 27, 2014, respectively. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from our estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

NOTE 22 - RELATED PARTY TRANSACTIONS

The Company purchases a portion of its product needs in the form of fiber, yarn, carpet and dyeing services from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of the Company. Mr. Shaw holds approximately 8.4% of the Company's Common Stock, which represents approximately 4.2% of the total vote of all classes of the Company's Common Stock. Engineered Floors is one of several suppliers of such services to the Company. Total purchases from Engineered Floors for during the three months ended March 28, 2015 and March 29, 2014 were approximately $1,861 and $2,663, respectively; or approximately 2.6% and 4.0%, respectively, of the Company's cost of goods sold. Purchases from Engineered Floors are based on market value, negotiated prices. The Company has no contractual arrangements or

Table of Contents    23

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

commitments with Mr. Shaw associated with its business relationship with Engineered Floors. Transactions with Engineered Floors were reviewed and approved by the Company's board of directors.

The Company is a party to a 5-year lease with the seller of Atlas Carpet Mills, Inc. to lease three manufacturing facilities as part of the acquisition in 2014. The seller is an associate of the Company. Rent paid to the seller during the three months ended March 28, 2015 and March 29, 2014 was $114 and $15, respectively. The lease was based on current market values for similar facilities.

The Company is a party to a 10-year lease with the Rothman Family Partnership to lease a manufacturing facility as part of the Robertex acquisition in 2013. The seller is an associate of the Company. Rent paid to the seller during the three months ended March 28, 2015 and March 29, 2014 was $65 and $64, respectively. The lease was based on current market values for similar facilities.

NOTE 23 - SUBSEQUENT EVENTS

On April 1, 2015, the Company entered into a 15-year operating lease agreement to lease office space in Dalton, Georgia. The lease is to begin on or about September 1, 2015. Base annual rent is initially set at approximately $25 per month. Total base rent payable over the lease period is $4,493.

On April 29, 2015, the Company granted 100,000 shares of restricted stock to the Company's Chief Executive Officer. The shares will vest 4 years from the date the award was granted and will be subject to both a performance and service condition.

Table of Contents    24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

OVERVIEW

The first quarter is typically our weakest period in the year. During the first quarter of 2015, our sales were 12.7% ahead of the same period in 2014. The 2015 period included the full quarter sales of Atlas whereas the first quarter of 2014 included sales for Atlas for the period after its acquisition on March 19 through March 29, 2014. Excluding Atlas sales from the comparative first quarter periods in 2015 and 2014, our carpet sales in 2015 were up 5%. Sales of residential products increased 1.1% in 2015 versus 2014, while, we believe, the industry reflected a similar increase. Commercial product sales reflected a year-over-year increase of 52.0%, or 15.7% excluding Atlas from the 2015 and 2014 periods while, we believe, the industry reflected an increase in the high single digits.

During the first quarter of 2015, we experienced significantly higher costs associated with our self-insured group medical plans. We have taken actions in both plan design and rate increases to our associates that we believe will mitigate future costs. We were also negatively impacted in the first quarter of 2015 by losses in Canadian currency exchanges and, as a result, have implemented price increases to alleviate future impacts based on our belief that the currencies have stabilized. In addition, we continued to spend at a higher level for product sampling during the first quarter related to a number of new and differentiated products to be introduced that we believe will enhance our market position and profitability.

We entered 2015 with a significant portion of the structural components of our capacity expansion and consolidation initiatives behind us. The more significant impacts in 2015 relate to training, quality and waste associated with these endeavors. The status of spending under the restructuring and facilities consolidation plans are discussed below. We have seen decreases in raw material costs in early 2015 along with increases in wage costs and the higher than anticipated levels of medical costs. Due to the volatility of raw material costs, it is difficult at this time to predict the future for these costs.

Our Warehousing, Distribution, Manufacturing Restructuring Plan approved by our Board of Directors on January 20, 2014. was developed to align our warehousing, distribution and manufacturing to support our growth and manufacturing strategy and to create a better cost structure and to improve distribution capabilities and customer service. In June of 2014, the Board of Directors approved a modification of this plan to include the elimination of both carpet dyeing and yarn dyeing in our Atmore, Alabama facility designed to more fully accommodate our distribution and manufacturing realignment. As a result, the dyeing operations in Atmore were moved to our Colormaster continuous dyeing facility, our Calhoun Wool skein dyeing operation and other outside dyeing processors.

Total expenses of this plan are anticipated to be approximately $5.7 million. Expenses of this plan were $605 thousand in the first quarter of 2015 and $4.7 million since its initiation in 2014. We estimate additional spending of approximately $1.0 million under this plan through early 2016. These expenses primarily consist of moving and relocating inventory and equipment, facility restoration, information technology expenses and expenses relating to conversion and realignment of equipment. In addition, we incurred non-cash asset impairment charges of $1.1 million subsequent to the first quarter of 2014 related to manufacturing and equipment taken out of service in our facilities.

On March 19, 2014, we acquired Atlas Carpet Mills. As a part of the Atlas acquisition, we discontinued operations at the Atlas dyeing facility in Los Angeles and moved the carpet dyeing of their products to our Susan Street dyeing operation located in Santa Ana, California. We initiated a restructuring plan to accommodate the dyeing move and address the modification of computer systems. The costs of these initiatives are expected to be approximately $1.8 million. The first quarter of 2015 included $170 thousand and a total since inception of $1.6 million. Costs remaining under the plan are expected to be approximately $200 thousand with completion in the latter part of 2015.

We continue to experience growth in our modular tile offerings in both the Masland Contract and Atlas markets. Further, we are pleased with the activity we are seeing in Masland Hospitality as we leverage our investment in Burtco and its unique position in custom computerized yarn placement tufting technology. Also, we remain optimistic about conditions that affect the higher-end residential markets we serve.

RESULTS OF OPERATIONS

As a result of the discontinuance of the non-core Carousel brand in the fourth quarter of 2014, the operating results of Carousel have been reclassified to discontinued operations for all periods presented. Carousel was acquired as a portion of the Robertex acquisition in 2013.

Table of Contents    25

The following table sets forth certain elements of our continuing operations as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 28, 2015	March 29, 2014
Net sales	100.0%	100.0%
Cost of sales	75.7%	78.7%
Gross profit	24.3%	21.3%
Selling and administrative expenses	25.8%	23.6%
Other operating expense, net	0.5%	0.2%
Facility consolidation expenses	0.8%	0.1%
Operating loss	(2.8)%	(2.6)%

Net Sales. Net sales for the quarter ended March 28, 2015 was $95.9 million, an increase of 12.7% compared with net sales of $85.1 million for the year-earlier quarter. In the first quarter of 2015, residential carpet sales increased 1.1% and net sales of commercial carpet increased 52.0% compared with the first quarter of 2014, or an increase in commercial sales of 15.7% for the periods presented excluding sales attributable to the March 19, 2014 acquisition of Atlas.

Cost of Sales. Cost of sales as a percentage of net sales was 75.7% in the first quarter of 2015 compared with 78.7% in the first quarter of 2014, or a 3% improvement as a percentage of sales. During the first quarter of 2015, we experienced higher costs associated with our self-insured group medical plan, certain product quality costs and increased waste as we realigned processes within our facilities. The 2014 period included a negative effect of approximately 1.8 percentage points as a percentage of sales, directly attributable to the adverse weather conditions and manufacturing inefficiencies related to replacement of the dryer at our Colormaster continuous dyeing facility. Additionally, the adverse weather conditions during the first quarter of 2014 impacted our production resulting in under absorption of fixed costs.

Gross Profit. Gross profit improved 3.0 percentage points as a percentage of sales in the first quarter of 2015 compared with the year-earlier period. Our gross profit was affected in the first quarter of 2015 by the factors as discussed above in Cost of Sales related to the first quarter of 2015. Our gross profit was negatively affected from the weather in the first quarter of 2014 due to both lower sales and higher per unit costs of production as well as manufacturing inefficiencies related to replacement of the dryer at our Colormaster continuous dyeing facility.

Selling and Administrative Expenses. Selling and administrative expenses increased 2.2 percentage points as a percentage of sales in the first quarter of 2015 compared with the first quarter of 2014. Selling and administrative expenses increased as a percentage of sales primarily as a result of higher selling expenses primarily associated with the Atlas brand and higher self-insured group medical costs. The first quarter of 2014 included $455 thousand of costs related to the Atlas acquisition and the formation of the joint venture and $620 thousand related to the rebranding of certain wool products and other marketing initiatives.

Other Operating Expense, Net. Other operating expense, net was an expense of $490 thousand in the first quarter of 2015 compared with an expense of $152 thousand in the first quarter of 2014. The first quarter of 2015 included Canadian currency exchange losses of $223 thousand in excess of such losses in the prior-year period. Other miscellaneous items comprised the reminder of the increased expense levels in the periods presented.

Facility Consolidation Expenses. These expenses increased $702 thousand in the first quarter of 2015 compared with the year-earlier period. Approximately $600 thousand of the increase related to the Distribution, Warehousing and Facility Consolidation plan that was initiated after the first quarter of 2014. The remainder of the increase related to the Atlas Integration Plan subsequent to the Atlas acquisition on March 19, 2014 (see discussion in overview commentary above related to each plan).

Operating Loss. We reported an operating loss of $2.7 million in the first quarter of 2015 compared with an operating loss of $2.2 million in the first quarter of 2014. During the first quarter of 2015, we experienced higher costs associated with our self-insured group medical plan, certain product quality costs and increased waste as we realigned processes within our facilities.
The 2015 period also included an incremental negative impacts of $702 from our planned consolidation initiatives and $223 of additional Canadian currency exchange losses when compared with the 2014 period. Operating results in the 2014 reporting period were negatively affected by the weather-related costs discussed, manufacturing inefficiencies related to the replacement of the dryer at Colormaster, the Atlas acquisition-related expenses and market-related expenses.

Interest Expense. Interest expense increased $165 thousand in the first quarter of 2015 compared with the first quarter of 2014 principally a result of higher levels of debt in 2015.

Table of Contents    26

Other Expense, Net. Other expense, net was not significant in the first quarter of 2015 or 2014.

Income Tax Provision (Benefit). Our effective income tax rate is based upon estimated annual income tax rates. The effective income tax rate in the first quarter of 2015 was 38.5% compared with an effective rate of 37.2% in the year-earlier period. The tax rates in both periods approximate statutory rates.

Income (Loss) from Continuing Operations. We had a loss continuing operations of $2.4 million, or $0.15 per diluted share in the first quarter of 2015 compared with income from continuing operations of $4.8 million, or $0.36 per diluted share in the first quarter of 2014. The first quarter 2014 pretax gain of $10.9 million on the purchase of Atlas had a positive effect on income from continuing operations of approximately $6.8 million after-tax, or $0.52 per diluted share. This amount differs from the amounts originally reported in the first quarter of 2014 as result of changes in the provisional fair value of the assets and liabilities of Atlas.

Net Income (Loss). Discontinued operations reflected a loss of $88 thousand, or $0.01 per diluted share, in the first quarter of 2015 compared with a loss of $192 thousand, or $0.02 per diluted share, in the same period in 2014. Including discontinued operations, we had net loss of $2.5 million, or $0.16 per diluted share, in the first quarter of 2015 compared with net income of $4.6 million, or $0.34 per diluted share, in the first quarter of 2014. The after-tax gain of $6.8 million on the purchase of Atlas had a positive effect on net income of approximately $0.52 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 28, 2015, funded debt increased $4.5 million and increased $1.3 million for assets acquired under notes payable, resulting in a total debt increase of $5.8 million. Additionally, $213 thousand was generated from stock option proceeds, $236 thousand related to tax benefits from stock-based compensation and $421 thousand from checks issued in excess of cash utilized. These funds were used to finance our operations; including $1.7 million in operating activities, $2.9 million for purchases of property, plant and equipment and $527 thousand for repurchases of our Common Stock.

Excluding the change in the current portion of debt, working capital increased $733 thousand, principally as a result of an increase in inventories, net of related accounts payable, to support higher levels of business.

Capital asset acquisitions for the three months ended March 28, 2015 were $5.7 million; $2.8 million through funded debt and $1.3 million of equipment acquired under notes and $1.6 million of previous deposits utilized for capital additions. Depreciation and amortization for the three months ended March 28, 2015 were $3.6 million. We expect capital expenditures to be approximately $13.5 million in 2015 for normal capital expenditures while depreciation and amortization is expected to be approximately $14.5 million. Planned capital expenditures in 2015 are primarily for new equipment.

Debt Facilities

On March 14, 2014, we amended our senior credit facility ("amended senior credit facility"), effective as of March 19, 2014 to permit the acquisition of Atlas. In addition, the revolving portion of the facility ("Tranche A Advance") provides for a maximum of $150.0 million of revolving credit, subject to borrowing base availability. The borrowing base is currently equal to specified percentages of our eligible accounts receivable, inventories, fixed assets and real property less reserves established, from time to time, by the administrative agent under the facility. In addition, the term of the amended senior credit facility was extended from August 1, 2018 to March 14, 2019. The amended senior credit facility is secured by a first priority lien on substantially all of our assets.

At our election, Tranche A Advances of the amended senior credit facility bears interest at annual rates equal to either (a) LIBOR for 1, 2 or 3 month periods, as we choose to select, plus an applicable margin of either 1.50%, 1.75% or 2.00%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate plus 1.00%, plus an applicable margin of either 0.50%, 0.75% or 1.00%. The applicable margin is determined based on availability under the amended senior credit facility with margins increasing as availability decreases. We pay an unused line fee on the average amount by which the aggregate commitments exceed utilization of the senior credit facility equal to 0.375% per annum.

The amended senior credit facility includes certain affirmative and negative covenants that impose restrictions on our financial and business operations. The amended senior credit facility requires us to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability is less than $16.5 million. As of the date hereof, the Company’s fixed coverage ratio was less than 1.1 to 1.0, accordingly the unused availability accessible by the Company is the amount above $16.5 million.
As of March 28, 2015, the unused borrowing availability under the amended senior credit facility was $32.8 million.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 2 to the Consolidated Condensed Financial Statements.

Table of Contents    27

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

At March 28, 2015, $64,452, or approximately 48% of our total debt, was subject to floating interest rates.  A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $7.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated  the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 28, 2015, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

No changes in our internal control over financial reporting occurred during the quarter covered by this report that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

On March 19, 2014 and September 22, 2014, we acquired Atlas Carpet Mills, Inc ("Atlas") and Burtco Enterprises ("Burtco"), respectively. We excluded the operations of Atlas and Burtco from the scope of our Sarbanes-Oxley Section 404 report on internal controls over financial reporting for the year ended December 27, 2014. We are in the process of implementing our internal control structure with respect to the acquired operations and expect that this effort will be completed in fiscal 2015.

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

Table of Contents    28

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

Table of Contents    29

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

Table of Contents    30

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

Table of Contents    31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

The following table provides information regarding our repurchases of shares of our Common Stock during the three months ended March 28, 2015:

Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
January 31, 2015	—	$—	—
February 28, 2015	49,287	9.21	49,287
March 28, 2015	45,787	8.85	45,787
Three Months Ended March 28, 2015	95,074	$9.04	95,074	$2,552,964

(1)  During the three months ended March 28, 2015, 49,397 shares were withheld from employees in lieu of cash payments for withholding taxes due for a total amount of $438,464.

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

THE DIXIE GROUP, INC.
(Registrant)

Date: May 1, 2015	By: /s/ JON A. FAULKNER
Jon A. Faulkner Vice President and Chief Financial Officer

Date: May 1, 2015	By: /s/ D. EUGENE LASATER
D. Eugene Lasater Controller

Table of Contents    33