Form 10-Q
period 2015-06-27
DIXIE GROUP INC
filed 2015-08-03
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2015
OR

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

☐	Large accelerated filer	☑	Accelerated filer
☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of July 24, 2015
Common Stock, $3 Par Value	15,117,603 shares
Class B Common Stock, $3 Par Value	861,493 shares
Class C Common Stock, $3 Par Value	0 shares

Table of Contents    1

THE DIXIE GROUP, INC.

Table of Contents    2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(amounts in thousands, except share data)

	June 27, 2015	December 27, 2014
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$445	$394
Receivables, net	54,111	50,524
Inventories	114,405	104,207
Prepaid expenses	6,094	5,970
Deferred income taxes	13,571	12,722

TOTAL CURRENT ASSETS	188,626	173,817

PROPERTY, PLANT AND EQUIPMENT, NET	103,835	102,489
GOODWILL AND OTHER INTANGIBLES	6,614	6,767
OTHER ASSETS	17,886	17,807
TOTAL ASSETS	$316,961	$300,880

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$30,427	$22,108
Accrued expenses	33,048	29,307
Current portion of long-term debt	9,208	9,078
TOTAL CURRENT LIABILITIES	72,683	60,493

LONG-TERM DEBT	124,584	118,210
DEFERRED INCOME TAXES	8,739	9,376
OTHER LONG-TERM LIABILITIES	19,521	19,824
TOTAL LIABILITIES	225,527	207,903

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 15,117,603 shares for 2015 and 15,007,423 shares for 2014	45,353	45,022
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 861,493 shares for 2015 and 764,191 shares for 2014	2,584	2,293
Additional paid-in capital	155,134	155,127
Accumulated deficit	(109,916)	(107,952)
Accumulated other comprehensive income (loss)	(1,721)	(1,513)
TOTAL STOCKHOLDERS' EQUITY	91,434	92,977
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$316,961	$300,880

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    3

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
NET SALES	$109,957	$107,926	$205,812	$193,008
Cost of sales	80,651	81,255	153,167	148,236
GROSS PROFIT	29,306	26,671	52,645	44,772

Selling and administrative expenses	26,191	24,260	50,948	44,377
Other operating expense, net	63	219	553	371
Facility consolidation expenses	875	949	1,650	1,022
Impairment of assets	—	655	—	655
OPERATING INCOME (LOSS)	2,177	588	(506)	(1,653)

Interest expense	1,222	1,158	2,400	2,169
Other (income) expense, net	31	(47)	41	(36)
Gain on purchase of business	—	—	—	(10,937)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	924	(523)	(2,947)	7,151
Income tax provision (benefit)	408	(14)	(1,083)	2,840
INCOME (LOSS) FROM CONTINUING OPERATIONS	516	(509)	(1,864)	4,311
Loss from discontinued operations, net of tax	(12)	(135)	(100)	(328)
NET INCOME (LOSS)	$504	$(644)	$(1,964)	$3,983

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.03	$(0.04)	$(0.12)	$0.31
Discontinued operations	(0.00)	(0.01)	(0.01)	(0.02)
Net income (loss)	$0.03	$(0.05)	$(0.13)	$0.29

BASIC SHARES OUTSTANDING	15,546	13,937	15,490	13,363

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.03	$(0.04)	$(0.12)	$0.30
Discontinued operations	(0.00)	(0.01)	(0.01)	(0.02)
Net income (loss)	$0.03	$(0.05)	$(0.13)	$0.28

DILUTED SHARES OUTSTANDING	15,656	13,937	15,490	13,561

DIVIDENDS PER SHARE:
Common Stock	$—	$—	$—	$—
Class B Common Stock	—	—	—	—

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    4

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
NET INCOME (LOSS)	$504	$(644)	$(1,964)	$3,983

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on interest rate swaps	1,092	(1,040)	(543)	(1,980)
Income taxes	415	(395)	(206)	(753)
Unrealized gain (loss) on interest rate swaps, net	677	(645)	(337)	(1,227)

Reclassification of loss into earnings from interest rate swaps (1)	132	86	266	172
Income taxes	50	32	101	65
Reclassification of loss into earnings from interest rate swaps, net	82	54	165	107

Reclassification of net actuarial gain into earnings from postretirement benefit plans (2)	(9)	(10)	(19)	(20)
Income taxes	(4)	(4)	(8)	(7)
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(5)	(6)	(11)	(13)

Reclassification of prior service credits into earnings from postretirement benefit plans (2)	(22)	(22)	(44)	(44)
Income taxes	(9)	(8)	(19)	(17)
Reclassification of prior service credits into earnings from postretirement benefit plans, net	(13)	(14)	(25)	(27)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	741	(611)	(208)	(1,160)

COMPREHENSIVE INCOME (LOSS)	$1,245	$(1,255)	$(2,172)	$2,823

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

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Six Months Ended
	June 27, 2015	June 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$(1,864)	$4,311
Loss from discontinued operations	(100)	(328)
Net income (loss)	(1,964)	3,983

Adjustments to reconcile net income (loss) to net cash used in operating activities, net of acquisitions:
Depreciation and amortization - continuing operations	7,301	6,219
Depreciation and amortization - discontinued operations	—	32
Provision (benefit) for deferred income taxes	(1,354)	2,739
Net gain on property, plant and equipment disposals	(108)	(3)
Impairment of assets	—	655
Gain on purchase of business	—	(10,937)
Stock-based compensation expense	725	611
Excess tax benefits from stock-based compensation	(249)	(340)
Bad debt expense	59	146
Changes in operating assets and liabilities:
Receivables	(3,646)	(5,195)
Inventories	(10,198)	(3,801)
Other current assets	(1,981)	615
Accounts payable and accrued expenses	12,093	1,591
Other operating assets and liabilities	(866)	(156)
NET CASH USED IN OPERATING ACTIVITIES	(188)	(3,841)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	60	4
Deposits on property, plant and equipment	—	(507)
Purchase of property, plant and equipment	(3,171)	(5,053)
Net cash paid in business acquisitions	—	(14,077)
NET CASH USED IN INVESTING ACTIVITIES	(3,111)	(19,633)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	1,519	1,270
Borrowings on mortgage note payable	6,290	—
Payments on mortgage notes payable	(339)	—
Payments on notes payable related to acquisitions	(508)	(469)
Borrowings on notes payable - equipment and other	377	2,055
Payments on notes payable - equipment and other	(2,348)	(1,791)
Payments on capital leases	(1,337)	(488)
Change in outstanding checks in excess of cash	(298)	(1,526)
Proceeds from equity offering, net of issuance costs	—	24,559
Proceeds from exercise of stock options	274	134
Repurchases of Common Stock	(529)	(475)
Excess tax benefits from stock-based compensation	249	340
Payments for debt issuance costs	—	(84)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,350	23,525

INCREASE IN CASH AND CASH EQUIVALENTS	51	51
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	394	255
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$445	$306

Table of Contents    6

	Six Months Ended
	June 27, 2015	June 28, 2014
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,089	$1,748
Income taxes paid, net of tax refunds	98	80
Equipment purchased under capital leases	—	3,438
Equipment purchased under notes payable	2,850	—
Deposits utilized on purchased equipment	1,857	—
Assets acquired in acquisitions, net of cash acquired	—	32,803
Liabilities assumed in acquisitions	—	(5,573)
Accrued consideration for working capital adjustment in acquisitions	—	(1,293)
Accrued consideration for holdbacks in acquisition	—	(923)
Deposits on property, plant & equipment financed	—	2,284
Accrued purchases of equipment	424	—
Shortfall of tax benefits from stock-based compensation	(90)	(607)

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    7

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") for interim financial statements which do not include all the information and footnotes required by such accounting principles for annual financial statements.  In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.  The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 27, 2014.  Operating results for the three and six month periods ended June 27, 2015 are not necessarily indicative of the results that may be expected for the entire 2015 year.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". The ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The ASU would permit public entities to adopt the ASU early, but not before the original effective date (i.e., annual periods beginning after December 15, 2016). Management has not yet selected a transition method and is currently evaluating the impact of the pending adoption of this ASU on the Company’s Consolidated Condensed Financial Statements.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company does not believe the adoption of this ASU will have a significant impact on the Consolidated Condensed Financial Statements.

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The amendments in ASU 2015-03 are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company does not believe the adoption of this ASU will have a significant impact on the Consolidated Condensed Financial Statements.

In April 2015, the FASB issued ASU No. 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software license. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer's accounting for service contracts. The Company does not believe the adoption of this ASU will have a significant impact on the Consolidated Condensed Financial Statements.

Table of Contents    8

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

In July 2015, the FASB issued ASU No, 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company measures substantially all inventories using the LIFO method; therefore, the Company does not believe the adoption of this ASU will have a significant impact on the Consolidated Condensed Financial Statements.

NOTE 3 - RECEIVABLES, NET

Receivables are summarized as follows:

	June 27, 2015	December 27, 2014
Customers, trade	$50,180	$46,422
Other receivables	4,494	4,552
Gross receivables	54,674	50,974
Less allowance for doubtful accounts	(563)	(450)
Receivables, net	$54,111	$50,524

Bad debt expense was $26 and $59 for the three and six months ended June 27, 2015, respectively, and $79 and $146 for the three and six months ended June 28, 2014, respectively.

NOTE 4 - INVENTORIES

Inventories are summarized as follows:

	June 27, 2015	December 27, 2014
Raw materials	$42,990	$40,649
Work-in-process	24,136	19,976
Finished goods	58,306	57,913
Supplies and other	155	126
LIFO reserve	(11,182)	(14,457)
Inventories	$114,405	$104,207

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	June 27, 2015	December 27, 2014
Land and improvements	$7,257	$7,327
Buildings and improvements	62,001	61,557
Machinery and equipment	175,095	171,586
	244,353	240,470
Accumulated depreciation	(140,518)	(137,981)
Property, plant and equipment, net	$103,835	$102,489

Depreciation of property, plant and equipment, including amounts for capital leases, totaled $3,516 and $7,004, respectively, in the three and six months ended June 27, 2015 and $2,841 and $5,683, respectively, in the three and six months ended June 28, 2014.

Table of Contents    9

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 6 - ACQUISITION

On March 19, 2014, the Company acquired all outstanding stock of Atlas Carpet Mills, Inc. ("Atlas") for total purchase price consideration of $18,759. The fair value of the net assets acquired exceeded the purchase price resulting in a bargain purchase of $10,937 for the six months ended June 28, 2014. Net sales related to Atlas included in the Company’s Consolidated Condensed Statement of Operations for the three months ended June 27, 2015 and June 28, 2014 were $9,825 and $12,182, respectively, and were $19,980 and $13,848 for the six months ended June 27, 2015 and June 28, 2014, respectively.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill is $3,389 as of June 27, 2015 and December 27, 2014. The Company has a net carrying amount of $3,225 and $3,378 as of June 27, 2015 and December 27, 2014 for certain intangible assets subject to amortization. Amortization expense was $76 and $153 for the three and six months ended June 27, 2015, respectively, and $106 and $150 for the three and six months ended June 28, 2014, respectively.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	June 27, 2015	December 27, 2014
Compensation and benefits	$10,240	$8,894
Provision for customer rebates, claims and allowances	7,336	7,960
Advanced customer deposits	7,184	3,501
Outstanding checks in excess of cash	892	1,190
Other	7,396	7,762
Accrued expenses	$33,048	$29,307

NOTE 9 - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products.  Product warranty reserves are included in accrued expenses in the Company's Consolidated Condensed Financial Statements. The following is a summary of the Company's product warranty activity.

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Product warranty reserve at beginning of period	$2,545	$2,001	$2,214	$1,850
Warranty reserve assumed in business combination	—	—	—	209
Warranty liabilities accrued	1,469	1,178	3,277	2,192
Warranty liabilities settled	(2,814)	(1,241)	(4,802)	(2,449)
Changes for pre-existing warranty liabilities	915	272	1,426	408
Product warranty reserve at end of period	$2,115	$2,210	$2,115	$2,210

Table of Contents    10

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 10 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	June 27, 2015	December 27, 2014
Revolving credit facility - Tranche A	$84,417	$82,897
Notes payable - buildings	14,246	8,295
Acquisition note payable - Obligation to Development Authority of Gordon County	2,872	3,413
Acquisition note payable - Robertex	3,095	3,062
Notes payable - equipment and other	15,501	14,623
Capital lease obligations	13,661	14,998
Total long-term debt	133,792	127,288
Less: current portion of long-term debt	(9,208)	(9,078)
Long-term debt	$124,584	$118,210

Revolving Credit Facility

The revolving portion of the credit facility ("Tranche A Advance") provides for a maximum of $150,000 of revolving credit, subject to borrowing base availability. The borrowing base is currently equal to specified percentages of the Company's eligible accounts receivable, inventories, fixed assets and real property less reserves established, from time to time, by the administrative agent under the facility. The term of the revolving credit facility matures on March 14, 2019. The revolving credit facility is secured by a first priority lien on substantially all of the Company's assets.

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

The revolving credit facility includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations. The revolving credit facility requires the Company to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability is less than $16,500. As of June 27, 2015, the unused borrowing availability under the revolving credit facility was $35,256. As of June 27, 2015, the Company's fixed coverage ratio was less than 1.1 to 1.0, accordingly, the unused availability accessible by the Company is the amount above $16,500.

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

Acquisition Note Payable - Obligation to Development Authority of Gordon County

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

Acquisition Note Payable - Robertex

On July 1, 2013, the Company signed a 4.50% seller-financed note of $4,000, which was recorded at a fair value of $3,749, with Robert P. Rothman related to the acquisition of Robertex Associates, LLC ("Robertex") in Calhoun, Georgia. The note is payable in five annual installments of principal of $800 plus interest. The note matures June 30, 2018.

Notes Payable - Equipment

The Company's equipment financing notes have terms ranging from three to seven years, bear interest ranging from 1.00% to 6.86% and are due in monthly or quarterly installments through their maturity dates. In connection with certain of the notes, the Company is required to maintain funds in a separate escrow account. At June 27, 2015 and December 27, 2014, the balances held were $0 and $574, respectively, and are included in other current assets on the Company’s Consolidated Condensed Balance Sheets. The Company's equipment financing notes are secured by the specific equipment financed and do not contain any financial covenants.

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

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Condensed Balance Sheets as of June 27, 2015 and December 27, 2014:

	June 27, 2015	December 27, 2014	Fair Value Hierarchy Level
Assets:
Rabbi Trust (1)	$15,616	$15,316	Level 2
Interest rate swaps (2)	101	34	Level 2

Liabilities:
Interest rate swaps (2)	$3,383	$3,040	Level 2
Deferred compensation plan (3)	14,413	14,331	Level 2
Contingent consideration (4)	1,138	1,855	Level 3

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

Changes in the fair value measurements using significant unobservable inputs (Level 3) during the six months ending June 27, 2015 and June 28, 2014 were as follows:

	June 27, 2015	June 28, 2014
Beginning balance	$1,855	$2,751
Fair value adjustments	(407)	(298)
Settlements	(310)	(134)
Ending balance	$1,138	$2,319

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three and six months ending June 27, 2015 or June 28, 2014. If any, the Company recognizes the transfers in or transfers out at the end of the reporting period.

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	June 27, 2015		December 27, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$445	$445	$394	$394
Notes receivable, including current portion	282	282	282	282
Interest rate swaps	101	101	34	34
Financial Liabilities:
Long-term debt and capital leases, including current portion	133,792	126,628	127,288	119,776
Interest rate swaps	3,383	3,383	3,040	3,040

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following is a summary of the Company's interest rate swaps as of June 27, 2015:

Type	Notional Amount		Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$10,000		October 3, 2011 through September 1, 2016	1.330%	1 Month LIBOR
Interest rate swap	$10,000		March 1, 2013 through September 1, 2016	1.620%	1 Month LIBOR
Interest rate swap	$5,000		June 1, 2013 through September 1, 2016	1.700%	1 Month LIBOR
Interest rate swap	$25,000		September 1, 2016 through September 1, 2021	3.105%	1 Month LIBOR
Interest rate swap	$25,000		September 1, 2015 through September 1, 2021	3.304%	1 Month LIBOR
Interest rate swap	$8,087	(1)	November 7, 2014 through November 7, 2024	4.500%	1 Month LIBOR
Interest rate swap	$5,661	(2)	January 7, 2017 through January 7, 2025	4.300%	1 Month LIBOR

(1) Interest rate swap notional amount amortizes by $35 monthly to maturity.
(2) Interest rate swap notional amount amortizes by $26 monthly to maturity.

The following table summarizes the fair values of derivative instruments included in the Company's Consolidated Condensed Balance Sheets:

	Location on Consolidated Balance Sheets	Fair Value
		June 27, 2015	December 27, 2014
Asset Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Other Assets	$101	$34
Total Asset Derivatives		$101	$34

Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued Expenses	$1,001	$650
Interest rate swaps, long-term portion	Other Long-Term Liabilities	2,382	2,390
Total Liability Derivatives		$3,383	$3,040

The following tables summarize the pre-tax impact of derivative instruments on the Company's financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$1,092	$(1,040)	$(543)	$(1,980)

	Amount of Gain or (Loss) Reclassified from AOCIL on the effective portion into Income (1)(2)(3)
	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(132)	$(86)	$(266)	$(172)

(1)	The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's Consolidated Condensed Statements of Operations.

Table of Contents    14

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

(2)	The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to June 27, 2015 is $1,001.

(3)
The amount of gain (loss) recognized in income on any ineffective portion of interest rate swaps is included in other (income) expense, net on the Company's Consolidated Condensed Statements of Operations. There was no ineffective portion for the periods presented.

NOTE 13 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers a significant portion, or approximately 85% of the Company's associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $225 and $135 for the three months ended June 27, 2015 and June 28, 2014, respectively, and $460 and $367 for the six months ended June 27, 2015 and June 28, 2014, respectively.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers those associates at one facility who are under a collective-bargaining agreement, or approximately 15% of the Company's associates. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $26 and $27 for the three months ended June 27, 2015 and June 28, 2014, respectively, and $45 and $45 for the six months ended June 27, 2015 and June 28, 2014, respectively.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation.  The obligations owed to participants under this plan were $14,413 at June 27, 2015 and $14,331 at December 27, 2014 and are included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors.  The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan.  Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $15,616 at June 27, 2015 and $15,316 at December 27, 2014 and is included in other assets in the Company's Consolidated Condensed Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. Expenses related to the multi-employer pension plan were $66 and $74 for the three months ended June 27, 2015 and June 28, 2014, respectively, and $131 and $141 for the six months ended June 27, 2015 and June 28,
2014, respectively.

Postretirement Plans

The Company inherited a legacy postretirement benefit plan that provides life insurance to a limited number of associates as a result of a prior acquisition.  The Company also sponsors a postretirement benefit plan that provides medical insurance for a limited number of associates who retired prior to January 1, 2003 and life insurance to a limited number of associates upon retirement. The net periodic benefit cost (credit) for all postretirement plans is insignificant.

NOTE 14 - INCOME TAXES

The Company's effective income tax rate for the period ending June 27, 2015 is based upon the projected estimated annual income tax rate. The effective income tax rate for the six months ending June 27, 2015 was 36.7% compared with an effective income tax rate of 39.7% for the six months ending June 28, 2014. The six months ending June 28, 2014 included the recognition of approximately $117 of tax expense related to certain market-based stock awards that were not earned.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $400 at June 27, 2015 and December 27, 2014.  Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of June 27, 2015 and December 27, 2014.

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

NOTE 15 - EARNINGS (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Basic earnings (loss) per share:
Income (loss) from continuing operations	$516	$(509)	$(1,864)	$4,311
Less: Allocation of earnings to participating securities	(13)	—	—	(197)
Income (loss) from continuing operations available to common shareholders - basic	$503	$(509)	$(1,864)	$4,114
Basic weighted-average shares outstanding (1)	15,546	13,937	15,490	13,363
Basic earnings (loss) per share - continuing operations	$0.03	$(0.04)	$(0.12)	$0.31

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to common shareholders - basic	$503	$(509)	$(1,864)	$4,114
Add: Undistributed earnings reallocated to unvested shareholders	1	—	—	3
Income (loss) from continuing operations available to common shareholders - basic	$504	$(509)	$(1,864)	$4,117
Basic weighted-average shares outstanding (1)	15,546	13,937	15,490	13,363
Effect of dilutive securities:
Stock options (2)	37	—	—	134
Directors' stock performance units (2)	73	—	—	64
Diluted weighted-average shares outstanding (1)(2)	15,656	13,937	15,490	13,561
Diluted earnings (loss) per share - continuing operations	$0.03	$(0.04)	$(0.12)	$0.30

(1)	Includes Common and Class B Common shares, in thousands.

(2)
Because their effects are anti-dilutive, shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded. Aggregate shares excluded for the three and six months ended June 27, 2015 were 236 and 352, respectively, and for the three and six months ending June 28, 2014 were 620 and 372, respectively.

NOTE 16 - STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Condensed Financial Statements.  The number of shares to be issued is determined by dividing the specified dollar value of the award by the market value per share on the grant date.  The Company's stock compensation expense was $448 and $725 for the three and six months ended June 27, 2015, respectively, and $415 and $611 for the three and six months ended June 28, 2014, respectively.

Table of Contents    16

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

On April 29, 2015, the Company granted 100,000 shares of restricted stock to the Company's Chief Executive Officer. The grant-date fair value of the award was $982, or $9.815 per share and will be recognized as stock compensation expense over a 4 year vesting period from the date the award was granted. Vesting of the award is subject to both a service condition and performance condition. The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

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

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 27, 2014	(1,841)	328	(1,513)
Unrealized gain (loss) on interest rate swaps, net of tax of $206	(337)	—	(337)
Reclassification of loss into earnings from interest rate swaps, net of tax of $101	165	—	165
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $8	—	(11)	(11)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $19	—	(25)	(25)
Balance at June 27, 2015	$(2,013)	$292	$(1,721)

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Commitments

On April 1, 2015, the Company entered into a 15-year lease agreement to lease office space in Dalton, Georgia. The lease is to begin on or about September 1, 2015. Base annual rent is initially set at approximately $25 per month. Total base rent payable over the lease period is approximately $4,500.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 19 - OTHER (INCOME) EXPENSE

Other operating (income) expense, net is summarized as follows:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Other operating (income) expense, net:
Gain on property, plant and equipment disposals	$(103)	$(3)	$(108)	$(3)
Loss on currency exchanges	102	106	445	226
Amortization of intangibles	76	106	153	150
Retirement expenses	58	15	90	46
Miscellaneous (income) expense	(70)	(5)	(27)	(48)
Other operating (income) expense, net	$63	$219	$553	$371

Other expense, net is summarized as follows:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Other (income) expense, net:
Miscellaneous (income) expense	31	(47)	41	(36)
Other (income) expense, net	$31	$(47)	$41	$(36)

NOTE 20 - FACILITY CONSOLIDATION EXPENSES

2014 Warehousing, Distribution & Manufacturing Consolidation Plan

The Company developed a plan to align its warehousing, distribution and manufacturing to support its growth and manufacturing strategy resulting in better cost structure and improved distribution capabilities and customer service. The key element and first major step of this plan was the acquisition of a facility to serve as a finished goods warehouse and a cut-order and distribution center in Adairsville, Georgia. Costs related to the consolidation include moving and relocation expenses, information technology expenses and expenses relating to conversion and realignment of equipment. In addition, this plan includes the elimination of both carpet dyeing and yarn dyeing in the Company's Atmore, Alabama facility designed to more fully accommodate the distribution and manufacturing realignment. As a result, the dyeing operations in Atmore were moved to the Company's continuous dyeing facility, skein dyeing operation and other outside dyeing processors. These costs should be completed in the first half of fiscal 2016.

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

2015 Corporate Office Consolidation Plan

In April 2015, the Company's Board of Directors approved the Corporate Office Consolidation Plan, to cover the costs of consolidating three of the Company's existing divisional and corporate offices to a single facility located in Dalton, Georgia. This plan will be implemented and should be completed in the second half of 2015 and is estimated to cost $716. Costs related to the consolidation include lease cancellation and moving costs.

Table of Contents    18

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Costs related to the facility consolidation plans are summarized as follows:

						As of June 27, 2015
	Accrued Balance at December 27, 2014	2015 Expenses To Date		2015 Cash Payments	Accrued Balance at June 27, 2015	Total Costs Incurred To Date		Total Expected Costs
Warehousing, Distribution & Manufacturing Consolidation Plan	$—	$1,445		$(1,445)	$—	$5,491		$6,437
Atlas Integration Plan	—	205		(205)	—	1,673		1,673
Corporate Office Consolidation Plan	—	—		—	—	—		716
Totals	$—	$1,650	(1)	$(1,650)	$—	$7,164	(1)	$8,826

Asset impairments		$—	(2)			$1,133	(2)	$1,133

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

NOTE 21 - DISCONTINUED OPERATIONS

The Company has previously either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014

Net sales - Carousel operations	$196	$245	$417	$476

Income (loss) from discontinued operations:
Income (loss) from Carousel operations	$26	$(148)	$(77)	$(376)
Workers' compensation costs from former textile operations	$(10)	$(23)	$(36)	$(46)
Environmental remediation costs from former textile operations	(31)	(43)	(43)	(81)
Loss from discontinued operations, before taxes	(15)	(214)	(156)	(503)
Income tax benefit	(3)	(79)	(56)	(175)
Loss from discontinued operations, net of tax	$(12)	$(135)	$(100)	$(328)

In the fourth quarter of 2014, the Company discontinued the Carousel specialty tufting and weaving operation that was part of the 2013 Robertex, Inc. acquisition. Operating results associated with Carousel have been classified as discontinued operations for all periods presented.

Undiscounted reserves are maintained for the self-insured workers' compensation obligations related to the Company's former textile operations. These reserves are administered by a third-party workers' compensation service provider under the supervision of Company personnel. Such reserves are reassessed on a quarterly basis. Pre-tax cost incurred for workers' compensation as a component of discontinued operations primarily represents a change in estimate for each period for medical costs associated with the Company's obligations.

Reserves for environmental remediation obligations are established on an undiscounted basis for the Company's former textile operations. The Company has an accrual for environmental remediation obligations of $1,610 and $1,637 as of June 27, 2015 and December 27, 2014, respectively. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the

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

NOTE 22 - RELATED PARTY TRANSACTIONS

The Company purchases a portion of its product needs in the form of fiber, yarn, carpet and dyeing services from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of the Company. Mr. Shaw holds approximately 8.4% of the Company's Common Stock, which represents approximately 3.9% of the total vote of all classes of the Company's Common Stock. Engineered Floors is one of several suppliers of such services to the Company. Total purchases from Engineered Floors during the three and six months ended June 27, 2015 were approximately $2,632 and $4,493, respectively; or approximately 3.3% and 2.9%, respectively, of the Company's cost of goods sold. Total purchases from Engineered Floors during the three and six months ended June 28, 2014 were approximately $3,463 and $6,127, respectively; or approximately 4.3% and 4.1%, respectively, of the Company's cost of goods sold. Purchases from Engineered Floors are based on market value, negotiated prices. The Company has no contractual arrangements or commitments with Mr. Shaw associated with its business relationship with Engineered Floors. Transactions with Engineered Floors were reviewed and approved by the Company's board of directors.

The Company is a party to a 5-year lease with the seller of Atlas Carpet Mills, Inc. to lease three manufacturing facilities as part of the acquisition in 2014. The lessor is controlled by an associate of the Company. Rent paid to the lessor during the three and six months ended June 27, 2015 was $114 and $229, respectively. Rent paid to the lessor during the three and six months ended June 28, 2014 was $114 and $114, respectively. The lease was based on current market values for similar facilities.

The Company is a party to a 10-year lease with the Rothman Family Partnership to lease a manufacturing facility as part of the Robertex acquisition in 2013. The lessor is controlled by an associate of the Company. Rent paid to the lessor during the three and six months ended June 27, 2015 was $65 and $130, respectively. Rent paid to the lessor for the three and six months ended June 28, 2014 was $64 and $127, respectively. The lease was based on current market values for similar facilities.

Table of Contents    20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is presented to update the discussion of results of operations and financial condition included in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

OVERVIEW

During the second quarter of 2015, our sales were 1.9% ahead of the same period in 2014. The second quarter of 2015 was the first period where we had Atlas Carpet Mills in the full comparative periods. Sales of residential products decreased 0.4% in 2015 versus 2014, while, we believe, the industry had a decrease in the low to mid single digits. Sales of residential products started stronger in April but slowed down during the quarter relative to our performance a year ago. Nevertheless, we anticipate the residential remodeling market to have marginal growth for the remainder of the year.
Commercial product sales reflected a year-over-year increase of 6.7% while, we believe, the industry reflected an increase in the low single digits. Our Masland Commercial products had an increase of 17.7%, while Atlas, delayed in its introduction of new products in 2014 due to both the delivery of new technology and the interference from the acquisition integration efforts, had a decline relative to the same time period a year ago. We are pleased with the new products we have introduced for Atlas so far in 2015. Atlas order entry has continued to improve during the third quarter relative to earlier in the year.
We have completed the bulk of our capacity expansion and consolidation initiatives. The more significant impacts in 2015 relate to training, quality and waste associated with these endeavors. We anticipate these costs to drop significantly in the second half of the year as our associates become more proficient in their new duties and the training process comes to an end. Further we are seeing a decline in quality related costs, further results of our training and related process improvement efforts. The status of the restructuring and facilities consolidation plans are discussed below.
Our Warehousing, Distribution & Manufacturing Restructuring Plan, approved by our Board of Directors in January 2014, was developed to align our warehousing, distribution and manufacturing to support our growth and manufacturing strategy and to create a better cost structure as well as improve distribution capabilities and customer service. In June of 2014, the Board of Directors approved a modification of this plan to include the elimination of both carpet dyeing and yarn dyeing in our Atmore, Alabama facility designed to more fully accommodate our distribution and manufacturing realignment. As a result, the dyeing operations in Atmore were moved to our Colormaster continuous dyeing facility, our Calhoun Wool skein dyeing operation and other outside dyeing processors.
Total expenses of the Warehousing, Distribution, Manufacturing Restructuring Plan are anticipated to be approximately $6.4 million. Expenses of this plan were $839 thousand in the second quarter of 2015 and $5.5 million since its initiation in 2014. We estimate additional spending of approximately $946 thousand under this plan through early 2016. These expenses of the plan primarily consist of moving and relocating inventory and equipment, facility restoration, information technology expenses and expenses relating to conversion and realignment of equipment. In addition, we incurred non-cash asset impairment charges of $1.1 million subsequent to the first quarter of 2014 related to manufacturing and equipment taken out of service in our facilities.
On March 19, 2014, we acquired Atlas Carpet Mills. As a part of the Atlas acquisition, we discontinued operations at the Atlas dyeing facility in Los Angeles and moved the carpet dyeing of their products to our Susan Street dyeing operation located in Santa Ana, California. We initiated an Atlas Integration restructuring plan to accommodate the dyeing move and address the modification of computer systems. The costs of these initiatives were $1.7 million. This plan is now complete.
In April 2015, our Board of Directors approved our Corporate Office Consolidation Plan, to cover the costs of consolidating three of our existing divisional and corporate offices to a single facility located in Dalton, Georgia. This plan will be implemented in the second half of 2015 and is estimated to cost $716 thousand, primarily related to lease cancellation charges for the facilities we are vacating.
Gross profit improved as a result of improved operations as our restructuring comes to a close, income of $459 thousand from an adjustment to estimated acquisition-related contingent payments, offset by continued higher than normal levels of quality,

Table of Contents    21

training and waste costs. In the second quarter of 2015, we continued to experience significantly higher costs associated with our self-insured group medical plans. We have taken additional actions, besides those described in the first quarter report, in plan design, incentives to utilize disease management services and additional rate increases to our associates that we believe will mitigate future costs. Further, we will introduce an all new self insured medical plan in 2016 to better control costs going forward. In addition, we continued to spend at a higher level for product sampling during the quarter related to a number of new and differentiated products to be introduced that we believe will enhance our market position and profitability. We have seen decreases in raw material costs in 2015, however, due to the volatility of raw material costs, it is difficult at this time to predict the future for these costs.

RESULTS OF OPERATIONS

As a result of the discontinuance of the non-core Carousel brand in the fourth quarter of 2014, the operating results of Carousel have been reclassified to discontinued operations for all periods presented. Carousel was acquired as a portion of the Robertex acquisition in 2013.

The following table sets forth certain elements of our continuing operations as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.3%	75.4%	74.4%	76.9%
Gross profit	26.7%	24.6%	25.6%	23.1%
Selling and administrative expenses	23.8%	22.5%	24.8%	23.0%
Other operating expense, net	0.1%	0.2%	0.3%	0.2%
Facility consolidation expenses	0.8%	0.9%	0.8%	0.5%
Impairment of assets	—%	0.6%	—%	0.4%
Operating income (loss)	2.0%	0.4%	(0.3)%	(1.0)%

Net Sales

Net sales for the quarter ended June 27, 2015 were $110.0 million, an increase of 1.9% compared with net sales of $107.9 million for the year-earlier quarter. In the second quarter of 2015, residential carpet sales decreased 0.4% and net sales of commercial carpet increased 6.7% compared with the second quarter of 2014.

Net sales in the first six months of 2015 were $205.8 million compared with net sales of $193.0 million in the first six months of 2014, an increase of 6.6%. Excluding sales related to Atlas, net sales reflected an increase of 3.7% in the six months of 2015 compared to the six months of 2014. Residential carpet sales increased 0.3% and commercial net sales increased 24.3% in the first six months of 2015 compared with the first six months of 2014.

Cost of Sales

Cost of sales as a percentage of net sales was 73.3% in the second quarter of 2015 compared with 75.4% in the second quarter of 2014, or a 2.1 percentage point improvement as a percentage of net sales. The improvement was a result of improved operations as our restructuring winds down, offset by continued high levels of quality, training, waste and health care costs. The second quarter of 2015 included a reduction of cost of $459 thousand for an adjustment to estimated acquisition-related contingent payments compared with a reduction of cost of $391 thousand in the second quarter of 2014. The second quarter of 2014 included expenses of $194 thousand for the amortization of the step-up in inventory for the acquisition of Atlas. The second quarter of 2014 was negatively affected by operational inefficiencies as we implemented our facility consolidation plans and its effect on our manufacturing processes. Additionally, we incurred higher workers' compensation cost as a result of an accident that occurred while installing equipment to accommodate the Atlas dye house integration during the second quarter of 2014.

Cost of sales as a percentage of net sales was 74.4% in the first six months of 2015 compared with 76.9% in the first six months of 2014, or a 2.5 percentage point improvement as a percentage of net sales. During the first six months of 2015, we experienced higher costs associated with our self-insured group medical plan, certain product quality costs, training and increased waste as we continued to realign processes within our facilities. The six months of 2015 included a reduction of cost of $459 thousand for an adjustment to estimated acquisition-related contingent payments compared with a reduction of cost of

Table of Contents    22

$391 thousand in the six months of 2014. The six months of 2014 included expenses of $194 thousand for the amortization of the step-up in inventory for the acquisition of Atlas. The first six months of 2014 were negatively affected by operational inefficiencies as we implemented our facility consolidation plans and its effect on our manufacturing processes. Additionally, the first six months of 2014 included $1.5 million of costs directly attributable to the adverse weather conditions in January and February of 2014 and manufacturing inefficiencies related to the replacement of the dryer at our Colormaster continuous dyeing facility.

Gross Profit

Gross profit as a percentage of sales improved in the second quarter of 2015 and six months of 2015 compared with the year-earlier periods by the factors discussed above in Cost of Sales.

Selling and Administrative Expenses

Selling and administrative expenses were 23.8% of sales during the second quarter of 2015 compared with 22.5% of sales during the second quarter of 2014. Selling and administrative expenses increased as a percentage of sales primarily as a result of higher selling expenses and higher health care costs. The second quarter of 2014 included $154 thousand of costs related to the Atlas acquisition.

Selling and administrative expenses were 24.8% of sales during the six months of 2015 compared with 23.0% of sales during the six months of 2014. Selling and administrative expenses increased as a percentage of sales primarily as a result of higher selling expenses, partially due to the acquisition of Atlas which has higher selling and administrative costs than the overall company average, and higher health care costs. The six months of 2014 included $568 thousand of costs related to the Atlas acquisition.

Other Operating Expense, Net

Other operating expense, net was an expense of $63 thousand in the second quarter of 2015 compared with an expense of $219 thousand in the second quarter of 2014. Other operating expense, net was an expense of $553 thousand in the six months of 2015 compared with an expense of $371 thousand in the year-earlier period. The first six months of 2015 included Canadian currency exchange losses of $219 thousand in excess of such losses in the prior-year period. Other miscellaneous items comprised the remainder of the increased expense levels in the periods presented.

Facility Consolidation Expenses & Impairment of Assets

Facility consolidation expenses were $875 thousand in the second quarter of 2015 compared with $949 thousand in the year-earlier period. We did not have any asset impairment charges in the period in 2015 as compared to $655 thousand in such charges in the year earlier period. Expenses in the second quarter of 2015 were lower as a result of the completion of the Atlas Integration Plan during the quarter.

Facility consolidation expenses were $1.7 million in the first six months of 2015 compared with $1.0 million in the year-earlier period. We did not have any asset impairment charges in the six month period in 2015 as compared to $655 thousand in such charges in the year earlier period. The implementation of our Warehousing, Distribution and Manufacturing Restructuring Plan occurred late in the first quarter of 2014 resulting in higher expenses in the first six months of 2015.

Operating Income (Loss)

We reported operating income of $2.2 million in the second quarter of 2015 compared with $588 thousand in the second quarter of 2014. During the second quarter of 2015, our operations improved as our restructuring began to wind down offset by continued higher than normal levels of quality, training, waste and health care costs. The second quarter of 2014 was negatively affected by operational inefficiencies as we implemented our facility consolidation plans and its effect on our manufacturing processes.

For the six months of 2015, we reported an operating loss of $506 thousand compared with an operating loss of $1.7 million in the year-earlier period. During the first six months of 2015, we experienced higher costs associated with our self-insured group medical plan, certain product quality costs, training and increased waste as we continued to realign processes within our facilities. Operating results in the 2014 reporting period were negatively affected by weather-related costs, manufacturing inefficiencies related to the replacement of the dryer at Colormaster and the Atlas acquisition-related expenses.

Interest Expense

Interest expense increased $64 thousand in the second quarter of 2015 and $231 thousand in the six months of 2015 compared with the year-earlier periods principally a result of higher levels of debt in 2015.

Table of Contents    23

Other (Income) Expense, Net

Other (income) expense, net was not significant in the second quarter or six months of 2015 or 2014.

Income Tax Provision (Benefit)

Our effective income tax rate is based upon estimated annual income tax rates. The effective income tax rate in the six months of 2015 was 36.7% compared with an effective income tax rate of 39.7% in the year-earlier period. The first six months of 2014 included the recognition of approximately $117 thousand of tax expense related to certain market-based stock awards that were not earned.

Income (Loss) from Continuing Operations

We had income from continuing operations of $516 thousand, or $0.03 per diluted share in the second quarter of 2015 compared with a loss from continuing operations of $509 thousand, or $0.04 per diluted share in the second quarter of 2014. We had a loss from continuing operations of $1.9 million, or $0.12 per diluted share in the six months of 2015 compared with income from continuing operations of $4.3 million, or $0.30 per diluted share in the six months of 2014. The six months of 2014 included a pretax gain of $10.9 million on the purchase of Atlas which had a positive effect on income from continuing operations of approximately $6.8 million after-tax, or $0.50 per diluted share.

Net Income (Loss)

Discontinued operations reflected a loss of $12 thousand, or $0.00 per diluted share, in the second quarter of 2015 compared with a loss of $135 thousand, or $0.01 per diluted share, in the same period in 2014. Including discontinued operations, we had net income of $504 thousand, or $0.03 per diluted share, in the second quarter of 2015 compared with a net loss of $644 thousand, or $0.05 per diluted share, in the second quarter of 2014.

Discontinued operations reflected a loss of $100 thousand, or $0.01 per diluted share, in the six months of 2015 compared with a loss of $328 thousand, or $0.02 per diluted share, in the same period in 2014. Including discontinued operations, we had a net loss of $2.0 million, or $0.13 per diluted share, in the six months of 2015 compared with net income of $4.0 million, or $0.28 per diluted share, in the six months of 2014. The after-tax gain of $6.8 million on the purchase of Atlas had a positive effect on net income of approximately $0.52 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 27, 2015, cash used in operations was $188 thousand. Inventories increased $10.2 million which was offset by an increase in accounts payable and accrued expenses of $12.1 million. Inventories increased to seasonal levels to support higher levels of business.

Capital asset acquisitions for the six months ended June 27, 2015 were $8.3 million; $3.2 million of cash used in investing activities, $2.9 million of equipment acquired under notes, $1.8 million of previous deposits utilized for capital additions and $424 thousand of accrued capital expenditures. Depreciation and amortization for the six months ended June 27, 2015 were $7.3 million. We expect capital expenditures to be approximately $13.5 million in 2015 for normal capital expenditures while depreciation and amortization is expected to be approximately $14.5 million. Planned capital expenditures in 2015 are primarily for new equipment.

During the six months ended June 27, 2015, cash provided by financing activities was $3.4 million. In January 2015, we entered into a ten-year $6.3 million mortgage note payable to finance an owned facility in Saraland, Alabama. We had proceeds of $1.5 million from our revolving credit facility. The proceeds from the mortgage note payable and revolving credit facility are offset by payments on other notes payable and lease obligations of $4.5 million. See Note 10 in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for a discussion of our long-term debt arrangements which is incorporated herein by reference.

We believe our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our normal liquidity requirements. As of June 27, 2015, the unused borrowing availability under our revolving credit facility was $35.3 million. Our revolving credit facility requires us to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability is less than $16.5 million. As of the date hereof, our fixed coverage ratio was less than 1.1 to 1.0, accordingly the unused availability accessible by us is the amount above $16.5 million. Significant additional cash expenditures above our normal liquidity requirements or significant deterioration in economic conditions could affect our business and require supplemental financing or other funding sources. There can be no assurance that such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us.

Table of Contents    24

Contractual Obligations

Our contractual obligations were described in Management's Discussion and Analysis of Results of Operations and Financial Condition in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission. On April 1, 2015, we entered into a 15-year lease agreement to lease office space in Dalton, Georgia. The lease is to begin on or about September 1, 2015. Base annual rent is initially set at approximately $25 thousand per month. Total base rent payable over the lease period is $4.5 million.

Critical Accounting Policies

Our critical accounting policies were outlined in Management's Discussion and Analysis of Results of Operations and Financial Condition in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no significant changes to those critical accounting policies subsequent to the date of that report.

Recent Accounting Pronouncements

See Note 2 in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for a discussion of new accounting pronouncements which is incorporated herein by reference.

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

At June 27, 2015, $65,576, or approximately 49% of our total debt, was subject to floating interest rates.  A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $8.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated  the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 27, 2015, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

No changes in our internal control over financial reporting occurred during the quarter covered by this report that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

On March 19, 2014 and September 22, 2014, we acquired Atlas Carpet Mills, Inc. ("Atlas") and Burtco Enterprises ("Burtco"), respectively. We excluded the operations of Atlas and Burtco from the scope of our Sarbanes-Oxley Section 404 report on internal controls over financial reporting for the year ended December 27, 2014. We are in the process of implementing our internal control structure with respect to the acquired operations and expect that this effort will be completed in fiscal 2015.

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

Table of Contents    25

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

Table of Contents    26

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

Raw material prices may vary and the inability to either offset or pass on such cost increases or avoid passing on decreases larger than the cost decrease to our customers could materially adversely affect our business, results of operations and financial condition.
We require substantial amounts of raw materials to produce our products, including nylon and polyester yarn, as well as wool yarns, synthetic backing, latex, and dyes. Substantially all of the raw materials we require are purchased from outside sources. The prices of raw materials and fuel-related costs vary significantly with market conditions. The fact that we source a significant amount of raw materials means that several months of raw materials and work in process are moving through our supply chain at any point in time. We are not able to predict whether commodity costs will significantly increase or decrease in the future. If commodity costs increase in the future and we are not able to reduce or eliminate the effect of the cost increases by reducing production costs or implementing price increases, our profit margins could decrease. If commodity costs were to decline, we may experience pressures from customers to reduce our selling prices. The timing of any price reductions and decreases in commodity costs may not align. As a result, our margins could be affected.

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

Table of Contents    27

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

Table of Contents    28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

The following table provides information regarding our repurchases of shares of our Common Stock during the three months ended June 27, 2015:

Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
May 2, 2015	205	$9.86	205
May 30, 2015	7	9.91	7
June 27, 2015	—	—	—
Three Months Ended June 27, 2015	212	$9.86	212	$2,550,874

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a.)	Exhibits

10.1
Form of Award of 100,000 share of Restricted Stock under the 2006 Stock Awards Plan to Daniel K. Frierson, Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated April 30, 2015.

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Table of Contents    29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIXIE GROUP, INC.
(Registrant)

Date: August 3, 2015	By: /s/ JON A. FAULKNER
Jon A. Faulkner Vice President and Chief Financial Officer

Date: August 3, 2015	By: /s/ D. EUGENE LASATER
D. Eugene Lasater Controller

Table of Contents    30