Form 10-Q
period 2015-09-26
DIXIE GROUP INC
filed 2015-11-04
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2015
OR

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

☐	Large accelerated filer	☑	Accelerated filer
☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of October 23, 2015
Common Stock, $3 Par Value	15,145,474 shares
Class B Common Stock, $3 Par Value	861,493 shares
Class C Common Stock, $3 Par Value	0 shares

Table of Contents    1

THE DIXIE GROUP, INC.

Table of Contents    2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(amounts in thousands, except share data)

	September 26, 2015	December 27, 2014
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$179	$394
Receivables, net	53,808	50,524
Inventories	114,856	104,207
Prepaid expenses	4,762	5,970
Deferred income taxes	13,719	12,722

TOTAL CURRENT ASSETS	187,324	173,817

PROPERTY, PLANT AND EQUIPMENT, NET	102,069	102,489
GOODWILL AND OTHER INTANGIBLES	6,537	6,767
OTHER ASSETS	16,457	17,807
TOTAL ASSETS	$312,387	$300,880

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$27,658	$22,108
Accrued expenses	34,717	29,307
Current portion of long-term debt	9,337	9,078
TOTAL CURRENT LIABILITIES	71,712	60,493

LONG-TERM DEBT	121,844	118,210
DEFERRED INCOME TAXES	8,166	9,376
OTHER LONG-TERM LIABILITIES	19,933	19,824
TOTAL LIABILITIES	221,655	207,903

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 15,145,474 shares for 2015 and 15,007,423 shares for 2014	45,436	45,022
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 861,493 shares for 2015 and 764,191 shares for 2014	2,584	2,293
Additional paid-in capital	155,377	155,127
Accumulated deficit	(109,850)	(107,952)
Accumulated other comprehensive income (loss)	(2,815)	(1,513)
TOTAL STOCKHOLDERS' EQUITY	90,732	92,977
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$312,387	$300,880

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    3

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
NET SALES	$108,908	$109,006	$314,721	$302,014
Cost of sales	81,643	82,407	234,811	230,643
GROSS PROFIT	27,265	26,599	79,910	71,371

Selling and administrative expenses	25,267	23,801	76,215	68,179
Other operating expense, net	131	230	684	601
Facility consolidation expenses	614	1,632	2,264	2,654
Impairment of assets	—	104	—	759
OPERATING INCOME (LOSS)	1,253	832	747	(822)

Interest expense	1,203	991	3,603	3,161
Other (income) expense, net	4	(23)	45	(60)
Gain on purchase of business	—	(173)	—	(11,110)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	46	37	(2,901)	7,187
Income tax provision (benefit)	(38)	45	(1,121)	2,884
INCOME (LOSS) FROM CONTINUING OPERATIONS	84	(8)	(1,780)	4,303
Loss from discontinued operations, net of tax	(18)	(177)	(118)	(505)
NET INCOME (LOSS)	$66	$(185)	$(1,898)	$3,798

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.01	$(0.00)	$(0.11)	$0.29
Discontinued operations	(0.00)	(0.01)	(0.01)	(0.04)
Net income (loss)	$0.01	$(0.01)	$(0.12)	$0.25

BASIC SHARES OUTSTANDING	15,573	15,394	15,518	14,040

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.01	$(0.00)	$(0.11)	$0.29
Discontinued operations	(0.00)	(0.01)	(0.01)	(0.04)
Net income (loss)	$0.01	$(0.01)	$(0.12)	$0.25

DILUTED SHARES OUTSTANDING	15,666	15,394	15,518	14,216

DIVIDENDS PER SHARE:
Common Stock	$—	$—	$—	$—
Class B Common Stock	—	—	—	—

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    4

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
NET INCOME (LOSS)	$66	$(185)	$(1,898)	$3,798

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on interest rate swaps	(1,923)	(24)	(2,466)	(2,003)
Income taxes	(731)	(9)	(937)	(761)
Unrealized gain (loss) on interest rate swaps, net	(1,192)	(15)	(1,529)	(1,242)

Reclassification of loss into earnings from interest rate swaps (1)	187	86	453	259
Income taxes	71	32	172	99
Reclassification of loss into earnings from interest rate swaps, net	116	54	281	160

Reclassification of net actuarial gain into earnings from postretirement benefit plans (2)	(9)	(10)	(28)	(30)
Income taxes	(4)	(4)	(12)	(12)
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(5)	(6)	(16)	(18)

Reclassification of prior service credits into earnings from postretirement benefit plans (2)	(22)	(22)	(66)	(66)
Income taxes	(9)	(8)	(28)	(25)
Reclassification of prior service credits into earnings from postretirement benefit plans, net	(13)	(14)	(38)	(41)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(1,094)	19	(1,302)	(1,141)

COMPREHENSIVE INCOME (LOSS)	$(1,028)	$(166)	$(3,200)	$2,657

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

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Nine Months Ended
	September 26, 2015	September 27, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$(1,780)	$4,303
Loss from discontinued operations	(118)	(505)
Net income (loss)	(1,898)	3,798

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of acquisitions:
Depreciation and amortization - continuing operations	10,954	9,533
Depreciation and amortization - discontinued operations	—	48
Provision (benefit) for deferred income taxes	(1,403)	2,681
Net gain on property, plant and equipment disposals	(187)	(18)
Impairment of assets	—	759
Gain on purchase of business	—	(11,110)
Stock-based compensation expense	1,071	900
Excess tax benefits from stock-based compensation	(287)	(367)
Bad debt expense	110	325
Changes in operating assets and liabilities:
Receivables	(3,301)	(7,686)
Inventories	(10,649)	(2,974)
Other current assets	(649)	1,627
Accounts payable and accrued expenses	9,876	1,902
Other operating assets and liabilities	(863)	(495)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,774	(1,077)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	66	369
Deposits on property, plant and equipment	—	(119)
Purchase of property, plant and equipment	(5,266)	(6,753)
Proceeds from sale of equity investment	—	870
Net cash paid in business acquisitions	—	(17,657)
NET CASH USED IN INVESTING ACTIVITIES	(5,200)	(23,290)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	1,182	4,331
Borrowings on notes payable - buildings	6,290	—
Payments on notes payable - buildings	(522)	—
Payments on notes payable related to acquisitions	(1,572)	(1,513)
Borrowings on notes payable - equipment and other	998	2,195
Payments on notes payable - equipment and other	(3,370)	(2,072)
Payments on capital leases	(2,050)	(966)
Change in outstanding checks in excess of cash	1,278	(1,848)
Proceeds from equity offering, net of issuance costs	—	24,559
Proceeds from exercise of stock options	274	145
Repurchases of Common Stock	(584)	(518)
Excess tax benefits from stock-based compensation	287	367
Payments for debt issuance costs	—	(84)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,211	24,596

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(215)	229
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	394	255
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$179	$484

Table of Contents    6

	Nine Months Ended
	September 26, 2015	September 27, 2014
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3,246	$2,799
Income taxes paid, net of tax refunds	104	325
Equipment purchased under capital leases	87	8,709
Equipment purchased under notes payable	2,850	—
Deposits utilized on purchased equipment, net	1,857	—
Assets acquired in acquisitions, net of cash acquired	—	36,349
Liabilities assumed in acquisitions	—	(6,397)
Accrued consideration for working capital adjustment in acquisitions	—	(298)
Accrued consideration for holdbacks in acquisition	—	(887)
Deposits on property, plant & equipment financed	—	3,977
Shortfall of tax benefits from stock-based compensation	(93)	(607)
Note receivable on sale of equipment	93	—

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    7

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") for interim financial statements which do not include all the information and footnotes required by such accounting principles for annual financial statements.  In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.  The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 27, 2014.  Operating results for the three and nine month periods ended September 26, 2015 are not necessarily indicative of the results that may be expected for the entire 2015 year.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". The ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date." The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.
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

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The amendments in ASU 2015-03 require entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in ASU 2015-03 (see paragraph 835-30-45-1A) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the FASB issued ASU No. 2015-15, "Interest—Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting)." The SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company does not believe the adoption of these ASUs will have a significant impact on the Consolidated Condensed Financial Statements.

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

In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company measures substantially all inventories using the LIFO method; therefore, the Company does not believe the adoption of this ASU will have a significant impact on the Consolidated Condensed Financial Statements.

In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, rather than retrospectively adjusting amounts previously reported. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. Effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not believe the adoption of this ASU will have a significant impact on the Consolidated Condensed Financial Statements.

NOTE 3 - RECEIVABLES, NET

Receivables are summarized as follows:

	September 26, 2015	December 27, 2014
Customers, trade	$49,279	$46,422
Other receivables	4,984	4,552
Gross receivables	54,263	50,974
Less allowance for doubtful accounts	(455)	(450)
Receivables, net	$53,808	$50,524

Bad debt expense was $51 and $110 for the three and nine months ended September 26, 2015, respectively, and $179 and $325 for the three and nine months ended September 27, 2014, respectively.

Table of Contents    9

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 4 - INVENTORIES

Inventories are summarized as follows:

	September 26, 2015	December 27, 2014
Raw materials	$40,983	$40,649
Work-in-process	23,346	19,976
Finished goods	61,488	57,913
Supplies and other	236	126
LIFO reserve	(11,197)	(14,457)
Inventories	$114,856	$104,207

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	September 26, 2015	December 27, 2014
Land and improvements	$7,385	$7,327
Buildings and improvements	62,504	61,557
Machinery and equipment	175,328	171,586
	245,217	240,470
Accumulated depreciation	(143,148)	(137,981)
Property, plant and equipment, net	$102,069	$102,489

Depreciation of property, plant and equipment, including amounts for capital leases, totaled $3,503 and $10,508, respectively, in the three and nine months ended September 26, 2015 and $2,921 and $8,604, respectively, in the three and nine months ended September 27, 2014.

NOTE 6 - ACQUISITIONS

On March 19, 2014, the Company acquired all outstanding stock of Atlas Carpet Mills, Inc. ("Atlas") for total purchase price consideration of $18,759. The fair value of the net assets acquired exceeded the purchase price resulting in a bargain purchase of $10,937 for the nine months ended September 27, 2014. Net sales related to Atlas included in the Company’s Consolidated Condensed Statement of Operations for the three months ended September 26, 2015 and September 27, 2014 were $12,415 and $12,079, respectively, and were $32,395 and $25,927 for the nine months ended September 26, 2015 and September 27, 2014, respectively.

On September 22, 2014, the Company acquired certain assets and assumed certain liabilities of Burtco Enterprises, Inc. ("Burtco") for total purchase price consideration of $2,549. The fair value of the net assets acquired exceeded the purchase price resulting in a bargain purchase of $173 for the three and nine months ended September 27, 2014.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill is $3,389 as of September 26, 2015 and December 27, 2014. The Company has a net carrying amount of $3,148 and $3,378 as of September 26, 2015 and December 27, 2014 for certain intangible assets subject to amortization. Amortization expense was $76 and $229 for the three and nine months ended September 26, 2015, respectively, and $105 and $255 for the three and nine months ended September 27, 2014, respectively.

Table of Contents    10

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	September 26, 2015	December 27, 2014
Compensation and benefits	$9,407	$8,894
Provision for customer rebates, claims and allowances	9,196	7,960
Advanced customer deposits	5,362	3,501
Outstanding checks in excess of cash	2,468	1,190
Other	8,284	7,762
Accrued expenses	$34,717	$29,307

NOTE 9 - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products.  Product warranty reserves are included in accrued expenses in the Company's Consolidated Condensed Financial Statements. The following is a summary of the Company's product warranty activity.

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Product warranty reserve at beginning of period	$2,115	$2,210	$2,214	$1,850
Warranty reserve assumed in business combination	—	—	—	209
Warranty liabilities accrued	1,430	1,180	4,707	3,372
Warranty liabilities settled	(1,880)	(1,266)	(6,682)	(3,715)
Changes for pre-existing warranty liabilities	616	204	2,042	612
Product warranty reserve at end of period	$2,281	$2,328	$2,281	$2,328

NOTE 10 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	September 26, 2015	December 27, 2014
Revolving credit facility - Tranche A	$84,080	$82,897
Notes payable - buildings	14,063	8,295
Acquisition note payable - Obligation to Development Authority of Gordon County	2,595	3,413
Acquisition note payable - Robertex	2,308	3,062
Notes payable - equipment and other	15,101	14,623
Capital lease obligations	13,034	14,998
Total long-term debt	131,181	127,288
Less: current portion of long-term debt	(9,337)	(9,078)
Long-term debt	$121,844	$118,210

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

At the Company's election, Tranche A Advances of the revolving credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2 or 3 month periods, as selected by the Company, plus an applicable margin of either 1.50%, 1.75% or 2.00%, or

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

The revolving credit facility includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations. The revolving credit facility requires the Company to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability is less than $16,500. As of September 26, 2015, the unused borrowing availability under the revolving credit facility was $36,362. As of September 26, 2015, the Company's fixed charge coverage ratio was less than 1.1 to 1.0, accordingly, the unused availability accessible by the Company is the amount above $16,500.

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

Notes Payable - Equipment

The Company's equipment financing notes have terms ranging from three to seven years, bear interest ranging from 1.00% to 6.86% and are due in monthly or quarterly installments through their maturity dates. In connection with certain of the notes, the Company is required to maintain funds in a separate escrow account. At September 26, 2015 and December 27, 2014, the balances held were $0 and $574, respectively, and are included in other current assets on the Company’s Consolidated Condensed Balance Sheets. The Company's equipment financing notes are secured by the specific equipment financed and do not contain any financial covenants.

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

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Condensed Balance Sheets as of September 26, 2015 and December 27, 2014:

	September 26, 2015	December 27, 2014	Fair Value Hierarchy Level
Assets:
Rabbi Trust (1)	$14,404	$15,316	Level 2
Interest rate swaps (2)	—	34	Level 2

Liabilities:
Interest rate swaps (2)	$5,072	$3,040	Level 2
Deferred compensation plan (3)	13,412	14,331	Level 2
Contingent consideration (4)	1,093	1,855	Level 3

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Changes in the fair value measurements using significant unobservable inputs (Level 3) during the nine months ending September 26, 2015 and September 27, 2014 were as follows:

	September 26, 2015	September 27, 2014
Beginning balance	$1,855	$2,751
Fair value adjustments	(387)	(264)
Settlements	(375)	(214)
Ending balance	$1,093	$2,273

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three and nine months ending September 26, 2015 or September 27, 2014. If any, the Company recognizes the transfers in or transfers out at the end of the reporting period.

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	September 26, 2015		December 27, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$179	$179	$394	$394
Notes receivable, including current portion	282	282	282	282
Interest rate swaps	—	—	34	34
Financial Liabilities:
Long-term debt and capital leases, including current portion	131,181	128,304	127,288	119,776
Interest rate swaps	5,072	5,072	3,040	3,040

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

The following is a summary of the Company's interest rate swaps as of September 26, 2015:

Type	Notional Amount		Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$10,000		October 3, 2011 through September 1, 2016	1.330%	1 Month LIBOR
Interest rate swap	$10,000		March 1, 2013 through September 1, 2016	1.620%	1 Month LIBOR
Interest rate swap	$5,000		June 1, 2013 through September 1, 2016	1.700%	1 Month LIBOR
Interest rate swap	$25,000		September 1, 2016 through September 1, 2021	3.105%	1 Month LIBOR
Interest rate swap	$25,000		September 1, 2015 through September 1, 2021	3.304%	1 Month LIBOR
Interest rate swap	$7,983	(1)	November 7, 2014 through November 7, 2024	4.500%	1 Month LIBOR
Interest rate swap	$5,661	(2)	January 7, 2017 through January 7, 2025	4.300%	1 Month LIBOR

(1) Interest rate swap notional amount amortizes by $35 monthly to maturity.
(2) Interest rate swap notional amount amortizes by $26 monthly to maturity.

Table of Contents    14

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table summarizes the fair values of derivative instruments included in the Company's Consolidated Condensed Balance Sheets:

	Location on Consolidated Balance Sheets	Fair Value
		September 26, 2015	December 27, 2014
Asset Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Other Assets	$—	$34
Total Asset Derivatives		$—	$34

Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued Expenses	$1,200	$650
Interest rate swaps, long-term portion	Other Long-Term Liabilities	3,872	2,390
Total Liability Derivatives		$5,072	$3,040

The following tables summarize the pre-tax impact of derivative instruments on the Company's financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(1,923)	$(24)	$(2,466)	$(2,003)

	Amount of Gain or (Loss) Reclassified from AOCIL on the effective portion into Income (1)(2)(3)
	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(187)	$(86)	$(453)	$(259)

(1)	The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's Consolidated Condensed Statements of Operations.

(2)	The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to September 26, 2015 is $1,200.

(3)
The amount of gain (loss) recognized in income on any ineffective portion of interest rate swaps is included in other (income) expense, net on the Company's Consolidated Condensed Statements of Operations. There was no ineffective portion for the periods presented.

NOTE 13 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers a significant portion, or approximately 85% of the Company's associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $223 and $(95) for the three months ended September 26, 2015 and September 27, 2014, respectively, and $683 and $272 for the nine months ended September 26, 2015 and September 27, 2014, respectively. The reduction in the matching contribution expense for the three months ended September 27, 2014 was a result of a reduction in the Company match due to lower earnings levels.

Table of Contents    15

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Additionally, the Company sponsors a 401(k) defined contribution plan that covers those associates at one facility who are under a collective-bargaining agreement, or approximately 15% of the Company's associates. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $17 and $20 for the three months ended September 26, 2015 and September 27, 2014, respectively, and $62 and $65 for the nine months ended September 26, 2015 and September 27, 2014, respectively.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation.  The obligations owed to participants under this plan were $13,412 at September 26, 2015 and $14,331 at December 27, 2014 and are included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors.  The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan.  Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $14,404 at September 26, 2015 and $15,316 at December 27, 2014 and is included in other assets in the Company's Consolidated Condensed Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. Expenses related to the multi-employer pension plan were $66 and $69 for the three months ended September 26, 2015 and September 27, 2014, respectively, and $197 and $210 for the nine months ended September 26, 2015 and September 27, 2014, respectively.

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

NOTE 14 - INCOME TAXES

The Company's effective income tax rate for the period ending September 26, 2015 is based upon the projected estimated annual income tax rate. The effective income tax rate for the nine months ending September 26, 2015 was 38.6% compared with an effective income tax rate of 40.1% for the nine months ending September 27, 2014. The nine months ending September 27, 2014 included the recognition of approximately $117 of tax expense related to certain market-based stock awards that were not earned.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $339 and $400 at September 26, 2015 and December 27, 2014, respectively.  Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of September 26, 2015 and December 27, 2014.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Basic earnings (loss) per share:
Income (loss) from continuing operations	$84	$(8)	$(1,780)	$4,303
Less: Allocation of earnings to participating securities	(2)	—	—	(197)
Income (loss) from continuing operations available to common shareholders - basic	$82	$(8)	$(1,780)	$4,106
Basic weighted-average shares outstanding (1)	15,573	15,394	15,518	14,040
Basic earnings (loss) per share - continuing operations	$0.01	$(0.00)	$(0.11)	$0.29

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to common shareholders - basic	$82	$(8)	$(1,780)	$4,106
Add: Undistributed earnings reallocated to unvested shareholders	—	—	—	3
Income (loss) from continuing operations available to common shareholders - basic	$82	$(8)	$(1,780)	$4,109
Basic weighted-average shares outstanding (1)	15,573	15,394	15,518	14,040
Effect of dilutive securities:
Stock options (2)	37	—	—	111
Directors' stock performance units (2)	56	—	—	65
Diluted weighted-average shares outstanding (1)(2)	15,666	15,394	15,518	14,216
Diluted earnings (loss) per share - continuing operations	$0.01	$(0.00)	$(0.11)	$0.29

(1)	Includes Common and Class B Common shares, in thousands.

(2)
Because their effects are anti-dilutive, shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded. Aggregate shares excluded for the three and nine months ended September 26, 2015 were 220 and 308, respectively, and for the three and nine months ending September 27, 2014 were 552 and 432, respectively.

NOTE 16 - STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Condensed Financial Statements.  The number of shares to be issued is determined by dividing the specified dollar value of the award by the market value per share on the grant date.  The Company's stock compensation expense was $346 and $1,071 for the three and nine months ended September 26, 2015, respectively, and $289 and $900 for the three and nine months ended September 27, 2014, respectively.

On August 1, 2015, the Company granted 10,000 shares of restricted stock to an employee. The grant-date fair value of the award was $100, or $9.980 per share and will be recognized as stock compensation over a 3 year vesting period from the date the award was granted. The award is subject to a continued service condition. The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

On March 12, 2015, the Company issued 114,625 shares of restricted stock to officers and other key employees. The grant-date fair value of the awards was $1,021, or $8.910 per share, and is expected to be recognized as stock compensation expense over a weighted-average period of 7.4 years from the date the awards were granted. Each award is subject to a continued service condition. The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 27, 2014	(1,841)	328	(1,513)
Unrealized gain (loss) on interest rate swaps, net of tax of $937	(1,529)	—	(1,529)
Reclassification of loss into earnings from interest rate swaps, net of tax of $172	281	—	281
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $12	—	(16)	(16)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $28	—	(38)	(38)
Balance at September 26, 2015	$(3,089)	$274	$(2,815)

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Commitments

On April 1, 2015, the Company entered into a 15-year lease agreement to lease office space in Dalton, Georgia. The lease began on September 11, 2015. Base annual rent is initially set at approximately $28 per month. Total base rent payable over the lease period is approximately $5,028.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 19 - OTHER (INCOME) EXPENSE

Other operating (income) expense, net is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014

Other operating (income) expense, net:
Gain on property, plant and equipment disposals	$(79)	$(15)	$(187)	$(18)
Loss on currency exchanges	85	116	530	342
Amortization of intangibles	76	105	229	255
Retirement expenses	83	48	173	94
Miscellaneous (income) expense	(34)	(24)	(61)	(72)
Other operating (income) expense, net	$131	$230	$684	$601

Other expense, net is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Other (income) expense, net:
Earnings from equity investments	$—	$(24)	$14	$(67)
Miscellaneous (income) expense	4	1	31	7
Other (income) expense, net	$4	$(23)	$45	$(60)

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

2015 Corporate Office Consolidation Plan

In April 2015, the Company's Board of Directors approved the Corporate Office Consolidation Plan, to cover the costs of consolidating three of the Company's existing divisional and corporate offices to a single facility located in Dalton, Georgia. This plan was implemented in September 2015 and should be completed in the fourth quarter of 2015 and is estimated to cost $716. Costs related to the consolidation include lease cancellation and moving costs.

Table of Contents    19

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Costs related to the facility consolidation plans are summarized as follows:

						As of September 26, 2015
	Accrued Balance at December 27, 2014	2015 Expenses To Date		2015 Cash Payments	Accrued Balance at September 26, 2015	Total Costs Incurred To Date		Total Expected Costs
Warehousing, Distribution & Manufacturing Consolidation Plan	$—	$1,786		$(1,786)	$—	$5,832		$6,574
Atlas Integration Plan	—	202		(202)	—	1,670		1,670
Corporate Office Consolidation Plan	—	276		(82)	194	276		716
Totals	$—	$2,264	(1)	$(2,070)	$194	$7,778	(1)	$8,960

Asset impairments		$—	(2)			$1,133	(2)	$1,133

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

NOTE 21 - DISCONTINUED OPERATIONS

The Company has previously either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014

Net sales - Carousel operations	$—	$353	$417	$829

Income (loss) from discontinued operations:
Income (loss) from Carousel operations	$(12)	$(304)	$(89)	$(680)
Workers' compensation costs from former textile operations	$(12)	$(8)	$(48)	$(54)
Environmental remediation costs from former textile operations	(13)	(25)	(56)	(106)
Loss from discontinued operations, before taxes	(37)	(337)	(193)	(840)
Income tax benefit	(19)	(160)	(75)	(335)
Loss from discontinued operations, net of tax	$(18)	$(177)	$(118)	$(505)

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

Reserves for environmental remediation obligations are established on an undiscounted basis for the Company's former textile operations. The Company has an accrual for environmental remediation obligations of $1,604 and $1,637 as of September 26, 2015 and December 27, 2014, respectively. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation

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

NOTE 22 - RELATED PARTY TRANSACTIONS

The Company purchases a portion of its product needs in the form of fiber, yarn, carpet and dyeing services from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of the Company. Mr. Shaw holds approximately 8.4% of the Company's Common Stock, which represents approximately 3.9% of the total vote of all classes of the Company's Common Stock. Engineered Floors is one of several suppliers of such services to the Company. Total purchases from Engineered Floors during the three and nine months ended September 26, 2015 were approximately $2,396 and $6,889, respectively; or approximately 2.9% and 2.9%, respectively, of the Company's cost of goods sold. Total purchases from Engineered Floors during the three and nine months ended September 27, 2014 were approximately $2,666 and $8,792, respectively; or approximately 3.2% and 3.8%, respectively, of the Company's cost of goods sold. Purchases from Engineered Floors are based on market value, negotiated prices. The Company has no contractual arrangements or commitments with Mr. Shaw associated with its business relationship with Engineered Floors. Transactions with Engineered Floors were reviewed and approved by the Company's board of directors.

The Company is a party to a 5-year lease with the seller of Atlas Carpet Mills, Inc. to lease three manufacturing facilities as part of the acquisition in 2014. The lessor is controlled by an associate of the Company. Rent paid to the lessor during the three and nine months ended September 26, 2015 was $114 and $343, respectively. Rent paid to the lessor during the three and nine months ended September 27, 2014 was $114 and $229, respectively. The lease was based on current market values for similar facilities.

The Company is a party to a 10-year lease with the Rothman Family Partnership to lease a manufacturing facility as part of the Robertex acquisition in 2013. The lessor is controlled by an associate of the Company. Rent paid to the lessor during the three and nine months ended September 26, 2015 was $66 and $196, respectively. Rent paid to the lessor for the three and nine months ended September 27, 2014 was $65 and $192, respectively. The lease was based on current market values for similar facilities. In addition, the Company has a note payable to Robert P. Rothman related to the acquisition of Robertex Inc. (See Note 10).

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

OVERVIEW

During the third quarter of 2015, our sales were 0.1% below those of the same period in 2014. Sales of residential products decreased 1.5% in 2015 versus 2014, while, we estimate, the industry had a decrease in the low single digits. We anticipate the residential remodeling market to have marginal growth for the remainder of the year.

Commercial product sales increased 4.5% during the third quarter of 2015, while, we believe, the industry reflected an increase in the low single digits. Our Atlas products had an increase of 11.8% during the quarter. We are pleased with the new products we have introduced for Atlas so far in 2015.

We have completed the bulk of our capacity expansion and consolidation initiatives. The more significant impacts in 2015 relate to training, quality and waste associated with these endeavors. We anticipate these costs to drop as the training process comes to an end and our associates become more proficient in their new duties. Further we are seeing a decline in quality related costs for production subsequent to our restructuring efforts, reflecting the results of our training and related process improvement efforts. The status of our restructuring and facilities consolidation plans are discussed below.

Our Warehousing, Distribution & Manufacturing Consolidation Plan was developed to align our warehousing, distribution and manufacturing with our growth and manufacturing strategy. The plan was designed to create a better cost structure as well as improve distribution capabilities and customer service. In June of 2014, the Board of Directors approved a modification of this plan to include the elimination of both carpet dyeing and yarn dyeing in our Atmore, Alabama facility. Elimination of dyeing at this facility was designed to more fully accommodate our distribution and manufacturing realignment. Accordingly, the dyeing operations in Atmore were moved to our Colormaster continuous dyeing facility, our Calhoun Wool skein dyeing operation and other outside dyeing processors.

Total expenses of the Warehousing, Distribution & Manufacturing Consolidation Plan are anticipated to be approximately $6.4 million. Expenses of this plan were $341 thousand in the third quarter of 2015 and $5.8 million since its initiation in 2014. We estimate additional spending primarily related to the movement of our Saraland, Alabama rug operation moving from a rented facility into a company-owned facility of approximately $742 thousand under this plan through early 2016. These expenses of the plan primarily consist of moving and relocating inventory and equipment, facility restoration, information technology expenses and expenses relating to conversion and realignment of equipment. In addition, we incurred non-cash asset impairment charges of $1.1 million subsequent to the first quarter of 2014 related to manufacturing changes and equipment taken out of service in our facilities.

On March 19, 2014, we acquired Atlas Carpet Mills. As a part of the Atlas acquisition, we discontinued operations at the Atlas dyeing facility in Los Angeles and moved the carpet dyeing of their products to our Susan Street dyeing operation located in Santa Ana, California. We initiated an Atlas Integration Plan to accommodate the dyeing move and address the modification of computer systems. The costs of these initiatives were $1.7 million. This plan was completed in the second quarter of 2015.

In April 2015, our Board of Directors approved our Corporate Office Consolidation Plan, to cover the costs of consolidating three of our existing divisional and corporate offices to a single facility located in Dalton, Georgia. We began implementing this plan during the third quarter of 2015 and incurred expenses of $276 thousand during the quarter. We estimate this plan to cost approximately $716 thousand, primarily related to lease cancellation charges for the facilities we are vacating.

Table of Contents    22

RESULTS OF OPERATIONS

As a result of the discontinuance of the non-core Carousel brand in the fourth quarter of 2014, the operating results of Carousel have been reclassified to discontinued operations for all periods presented. Carousel was acquired as a portion of the Robertex acquisition in 2013.

The following table sets forth certain elements of our continuing operations as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.0%	75.6%	74.6%	76.4%
Gross profit	25.0%	24.4%	25.4%	23.6%
Selling and administrative expenses	23.2%	21.8%	24.2%	22.6%
Other operating expense, net	0.1%	0.2%	0.3%	0.2%
Facility consolidation expenses	0.5%	1.5%	0.7%	0.9%
Impairment of assets	—%	0.1%	—%	0.2%
Operating income (loss)	1.2%	0.8%	0.2%	(0.3)%

Net Sales

Net sales for the quarter ended September 26, 2015 were $108.9 million, a decrease of 0.1% compared with net sales of $109.0 million for the year-earlier quarter. In the third quarter of 2015, residential carpet sales decreased 1.5% while net sales of commercial carpet increased 4.5% compared with the third quarter of 2014.

Net sales in the first nine months of 2015 were $314.7 million compared with net sales of $302.0 million in the first nine months of 2014, an increase of 4.2%. Excluding sales related to Atlas, net sales reflected an increase of 2.3% in the nine months of 2015 compared to the nine months of 2014. Residential carpet sales decreased 0.3% and commercial net sales increased 16.7% in the first nine months of 2015 compared with the first nine months of 2014.

Cost of Sales

Cost of sales as a percentage of net sales was 75.0% in the third quarter of 2015 compared with 75.6% in the third quarter of 2014, reflecting a 0.6 percentage point improvement as a percentage of net sales. The improvement was a result of improved operations as our restructuring winds down, partially offset by continued higher than desired levels of waste and quality costs related to production made during the facility consolidation period. The third quarter of 2014 included expenses of $196 thousand for the amortization of the step-up in inventory for the acquisition of Atlas. The third quarter of 2014 was negatively affected by operational inefficiencies in our manufacturing processes as we implemented our facility consolidation plans.

Cost of sales as a percentage of net sales was 74.6% in the first nine months of 2015 compared with 76.4% in the first nine months of 2014, reflecting a 1.8 percentage point improvement as a percentage of net sales. During the first nine months of 2015, we experienced higher costs associated with our self-insured group medical plan, certain product quality costs, training and increased waste as we continued to realign processes within our facilities. We have seen decreases in raw material costs in 2015; however, due to the volatility of raw material costs, it is difficult at this time to predict the future cost trends. The nine months of 2015 included a reduction of cost of $459 thousand for an adjustment to estimated acquisition-related contingent payments compared with a reduction of cost of $391 thousand in the nine months of 2014. The nine months of 2014 included expenses of $390 thousand for the amortization of the step-up in inventory for the acquisition of Atlas. The first nine months of 2014 were negatively affected by operational inefficiencies in our manufacturing processes as we implemented our facility consolidation plans. Additionally, the first nine months of 2014 included $1.5 million of costs directly attributable to the adverse weather conditions in January and February of 2014 and manufacturing inefficiencies related to the replacement of the dryer at our Colormaster continuous dyeing facility.

Gross Profit

Gross profit as a percentage of sales improved in the third quarter of 2015 and nine months of 2015 compared with the year-earlier periods for the reasons discussed above in Cost of Sales.

Table of Contents    23

Selling and Administrative Expenses

Selling and administrative expenses were 23.2% of sales during the third quarter of 2015 compared with 21.8% of sales during the third quarter of 2014. Selling and administrative expenses increased as a percentage of sales primarily as a result of higher selling expenses and higher health care costs. The third quarter of 2014 included $151 thousand of costs related primarily to the Atlas and Burtco acquisitions.

Selling and administrative expenses were 24.2% of sales during the nine months of 2015 compared with 22.6% of sales during the nine months of 2014. Selling and administrative expenses increased as a percentage of sales primarily as a result of higher selling expenses, partially due to the acquisition of Atlas which has higher selling and administrative costs than the overall company average, and higher health care costs. In addition, we continued to spend at a higher level for product sampling during the nine months of 2015 related to a number of new and differentiated products to be introduced intended to enhance our market position and profitability. The nine months of 2014 included $759 thousand of costs related to the Atlas and Burtco acquisitions.

Other Operating Expense, Net

Other operating expense, net was an expense of $131 thousand in the third quarter of 2015 compared with an expense of $231 thousand in the third quarter of 2014. Other operating expense, net was an expense of $684 thousand in the nine months of 2015 compared with an expense of $601 thousand in the year-earlier period.

Facility Consolidation Expenses & Impairment of Assets

Facility consolidation expenses were $614 thousand in the third quarter of 2015 compared with $1.6 million in the year-earlier period. We did not have any asset impairment charges in the third quarter of 2015 as compared to $104 thousand of such charges in the year earlier period. Expenses in the third quarter of 2015 were lower as a result of the completion of the Atlas Integration Plan and the winding down of the Warehousing, Distribution & Manufacturing Consolidation Plan during the quarter.

Facility consolidation expenses were $2.3 million in the first nine months of 2015 compared with $2.7 million in the year-earlier period. We did not have any asset impairment charges in the nine month period in 2015 as compared to $759 thousand in such charges in the year earlier period.

Operating Income (Loss)

We reported operating income of $1.3 million in the third quarter of 2015 compared with $832 thousand in the third quarter of 2014. During the third quarter of 2015, our operations continued to improve as our restructuring continued to wind down partially offset by continued higher than desired levels of quality and waste costs. The third quarter of 2014 was negatively affected by operational inefficiencies in our manufacturing processes as we implemented our facility consolidation plans.

For the nine months of 2015, we reported operating income of $747 thousand compared with an operating loss of $822 thousand in the year-earlier period. During the first nine months of 2015, we experienced higher costs associated with our self-insured group medical plan, certain product quality costs, training and increased waste as we continued to realign processes within our facilities. Operating results in the 2014 reporting period were negatively affected by weather-related costs, manufacturing inefficiencies related to the replacement of the dryer at Colormaster and the Atlas acquisition-related expenses.

Interest Expense

Interest expense increased $212 thousand in the third quarter of 2015 and $442 thousand in the nine months of 2015 compared with the year-earlier periods principally a result of higher interest rates and levels of debt in 2015.

Other (Income) Expense, Net

Other (income) expense, net was not significant in the third quarter or nine months of 2015 or 2014.

Income Tax Provision (Benefit)

Our effective income tax rate is based upon estimated annual income tax rates. The effective income tax rate in the nine months of 2015 was 38.6% compared with an effective income tax rate of 40.1% in the year-earlier period. The first nine months of 2014 included the recognition of approximately $117 thousand of tax expense related to certain market-based stock awards that were not earned.

Income (Loss) from Continuing Operations

We had income from continuing operations of $84 thousand, or $0.01 per diluted share in the third quarter of 2015 compared with a loss from continuing operations of $8 thousand, or $0.00 per diluted share in the third quarter of 2014. We had a loss from continuing operations of $1.8 million, or $0.11 per diluted share in the nine months of 2015 compared with income from

Table of Contents    24

continuing operations of $4.3 million, or $0.29 per diluted share in the nine months of 2014. The nine months of 2014 included a pretax gain of $11.1 million on the purchases of Atlas and Burtco which had a positive effect on income from continuing operations of approximately $6.6 million after-tax.

Net Income (Loss)

Discontinued operations reflected a loss of $18 thousand, or $0.00 per diluted share, in the third quarter of 2015 compared with a loss of $177 thousand, or $0.01 per diluted share, in the same period in 2014. Including discontinued operations, we had net income of $66 thousand, or $0.01 per diluted share, in the third quarter of 2015 compared with a net loss of $185 thousand, or $0.01 per diluted share, in the third quarter of 2014.

Discontinued operations reflected a loss of $118 thousand, or $0.01 per diluted share, in the nine months of 2015 compared with a loss of $505 thousand, or $0.04 per diluted share, in the same period in 2014. Including discontinued operations, we had a net loss of $1.9 million, or $0.12 per diluted share, in the nine months of 2015 compared with net income of $3.8 million, or $0.25 per diluted share, in the nine months of 2014.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 26, 2015, cash provided by operations was $2.8 million. Inventories increased $10.6 million which was offset by an increase in accounts payable and accrued expenses of $9.9 million. Inventories increased to seasonal levels to support anticipated higher levels of business.

Capital asset acquisitions for the nine months ended September 26, 2015 were $10.0 million; $5.3 million of cash used in investing activities, $2.9 million of equipment acquired under notes and capital leases and $1.8 million of previous deposits utilized for capital additions. Depreciation and amortization for the nine months ended September 26, 2015 were $11.0 million. We expect capital expenditures to be approximately $13.0 million in 2015 for normal capital expenditures while depreciation and amortization is expected to be approximately $14.5 million. Planned capital expenditures in 2015 are primarily for new equipment.

During the nine months ended September 26, 2015, cash provided by financing activities was $2.2 million. In January 2015, we entered into a ten-year $6.3 million mortgage note payable to finance an owned facility in Saraland, Alabama. We had proceeds of $1.2 million from our revolving credit facility and $1.0 million from equipment notes payable. These proceeds are offset by payments on other notes payable and lease obligations of $7.5 million. See Note 10 in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q for a discussion of our long-term debt arrangements which is incorporated herein by reference.

We believe our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our normal liquidity requirements. As of September 26, 2015, the unused borrowing availability under our revolving credit facility was $36.4 million. Our revolving credit facility requires us to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability is less than $16.5 million. As of the date hereof, our fixed coverage ratio was less than 1.1 to 1.0, accordingly the unused availability accessible by us is the amount above $16.5 million. Significant additional cash expenditures above our normal liquidity requirements or significant deterioration in economic conditions could affect our business and require supplemental financing or other funding sources. There can be no assurance that such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us.

Contractual Obligations

Our contractual obligations were described in Management's Discussion and Analysis of Results of Operations and Financial Condition in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission. On April 1, 2015, we entered into a 15-year lease agreement to lease office space in Dalton, Georgia. The lease began in September 2015. Base annual rent is initially set at approximately $28 thousand per month. Total base rent payable over the lease period is $5.0 million.

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

Table of Contents    25

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

At September 26, 2015, $40,160, or approximately 31% of our total debt, was subject to floating interest rates.  A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $5.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated  the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 26, 2015, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

No changes in our internal control over financial reporting occurred during the quarter covered by this report that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

On March 19, 2014 and September 22, 2014, we acquired Atlas Carpet Mills, Inc. ("Atlas") and Burtco Enterprises ("Burtco"), respectively. We excluded the operations of Atlas and Burtco from the scope of our Sarbanes-Oxley Section 404 report on internal controls over financial reporting for the year ended December 27, 2014. We are in the process of implementing our internal control structure with respect to the acquired operations. This implementation will be completed in fiscal 2015.

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

Table of Contents    26

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

Table of Contents    27

credit facilities. Competitive pressures, both from other providers of soft surfaces and the growth of hard surface alternatives, may also result in decreased demand for our products and in the loss of market share. In addition, we face, and will continue to face, competitive pressures on our sales price and cost of our products. As a result of any of these factors, there could be a material adverse effect on our sales and profitability.

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

Table of Contents    29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

The following table provides information regarding our repurchases of shares of our Common Stock during the three months ended September 26, 2015:

Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
August 1, 2015	—	$—	—
August 29, 2015	3,876	10.98	3,876
September 26, 2015	1,205	10.02	1,205
Three Months Ended September 26, 2015	5,081	$10.75	5,081	$2,496,241

(1) During the three months ended September 26, 2015, 5,081 shares were withheld from employees in lieu of cash payments for withholding taxes due for a total amount of $54,633.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a.)	Exhibits

10.1	Thornton Edge LLC Lease for Reed Road Facility

10.2	Thornton Edge LLC First Lease Amendment for Reed Road Facility

10.3	Thornton Edge LLC Second Lease Amendment for Reed Road Facility

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Table of Contents    30

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIXIE GROUP, INC.
(Registrant)

Date: November 4, 2015	By: /s/ JON A. FAULKNER
Jon A. Faulkner Vice President and Chief Financial Officer

Table of Contents    31