Form 10-K
period 2015-12-26
DIXIE GROUP INC
filed 2016-03-09
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________.

Commission File Number 0-2585
The Dixie Group, Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-0183370
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

475 Reed Road, Dalton, GA 30720	(706) 876-5800
(Address of principal executive offices and zip code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Class	Name of each exchange on which registered
Common Stock, $3.00 par value	NASDAQ Stock Market, LLC

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

Large accelerated filer ☐    Accelerated filer ☑        Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 26, 2015 (the last business day of the registrant's most recently completed fiscal second quarter) was $155,424,559. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.  In making this calculation, the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding Common Stock, and no other persons, are affiliates. No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of February 26, 2016
Common Stock, $3.00 Par Value	15,155,273	shares
Class B Common Stock, $3.00 Par Value	851,693	shares
Class C Common Stock, $3.00 Par Value	0	shares

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the following document are incorporated by reference:
Proxy Statement of the registrant for annual meeting of shareholders to be held May 3, 2016 (Part III).

Table of Contents    1

THE DIXIE GROUP, INC.

Index to Annual Report
on Form 10-K for
Year Ended December 26, 2015

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

Our business is concentrated in areas of the soft floorcovering markets where innovative styling, design, color, quality and service, as well as limited distribution, are welcomed and rewarded. Our Fabrica, Masland, and Dixie Home brands have a significant presence in the high-end residential soft floorcovering markets. Our Atlas Carpet Mills, Masland Contract and Masland Hospitality brands, participate in the upper end specified commercial marketplace. Dixie International sells all of our brands outside of the North American market. Our brands are well known, highly regarded and complementary; by being differentiated, we offer meaningful alternatives to the discriminating customer.

We have one line of business, carpet and rug manufacturing.

Our Brands

Fabrica markets and manufactures luxurious residential carpet and custom rugs, at selling prices that we believe are approximately five times the average for the residential soft floorcovering industry. Its primary customers are interior decorators and designers, selected retailers and furniture stores, luxury home builders and manufacturers of luxury motor coaches and yachts. Fabrica is among the leading premium brands in the domestic marketplace and is known for styling innovation and unique colors and patterns. Fabrica consists of made-to-order, hand-crafted, extremely high quality carpets and area rugs in both nylon and wool, with a wide variety of patterns and textures. Fabrica is viewed by the trade as the premier quality brand for very high-end carpet and enjoys an established reputation as a styling trendsetter and a market leader in providing both custom and designer products to the very high-end residential sector.

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

Masland Hospitality, a new commercial business launched in 2014, is designed to focus on the hospitality market with both custom designed and running line products. Utilizing the computerized yarn placement technology we acquired with our Burtco acquisition in 2014, as well as offerings utilizing our state of the art Infinity tufting technology, this brand provides excellent service and design flexibility to the hospitality market serving upper-end hotels, conference centers and senior living markets. Its broadloom and rug product offerings are designed for the interior designer in the upper-end of the hospitality market who appreciates sophisticated texture, color and patterns with excellent service.

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

Competition

The floorcovering industry is highly competitive. We compete with other carpet and rug manufacturers and other types of floorcoverings. In addition, the industry provides multiple floorcovering surfaces such as wood, luxury vinyl tile and laminate. Though soft floorcovering is still the dominant floorcovering surface, it has gradually lost market share to hard floorcovering surfaces over the last 25 years. We believe our products are among the leaders in styling and design in the high-end residential and high-end commercial carpet markets. However, a number of manufacturers produce competitive products and some of these manufacturers have greater financial resources than we do.

We believe the principal competitive factors in our primary soft floorcovering markets are styling, color, product design, quality and service. In the high-end residential and high-end commercial markets, carpet competes with various other types of floorcoverings. Nevertheless, we believe we have competitive advantages in several areas. We have an attractive portfolio of brands that we believe are well known, highly regarded by customers and complementary; by being differentiated, we offer meaningful alternatives to the discriminating customer. We believe our investment in new yarns, such as Stainmaster's® TruSoft™ and PetProtect™, and innovative tufting and dyeing technologies, strengthens our ability to offer product differentiation to our customers. In addition, we have established longstanding relationships with key suppliers in our industry and customers in most of our markets. Finally, our reputation for innovative design excellence and our experienced management team enhance our competitive position. See "Risk Factors" in Item 1A of this report.

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

Customer and Product Concentration

As a percentage of our net sales, one customer, Lowe's, a mass merchant, accounted for approximately 9% in 2015, 9% in 2014 and 13% in 2013. No other customer was more than 10 percent of our sales during the periods presented. During 2015, sales to our top ten customers accounted for 15% percent of our sales and our top 20 customers accounted for 18% percent of our sales. We do not make a material amount of sales in foreign countries.

We do not have any single class of products that accounts for more than 10 percent of our sales. However, sales of our floorcovering products may be classified by significant end-user markets into which we sell, and such information for the past three years is summarized as follows:

	2015	2014	2013
Residential floorcovering products	64%	67%	73%
Commercial floorcovering products	36%	33%	27%

Table of Contents    5

Seasonality

Our sales historically have normally reached their lowest level in the first quarter (approximately 23% of our annual sales), with the remaining sales being distributed relatively equally among the second, third and fourth quarters. Working capital requirements have normally reached their highest levels in the third and fourth quarters of the year.

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

Employment Level

At December 26, 2015, we employed 1,822 associates in our operations.

Available Information

Our internet address is www.thedixiegroup.com. We make the following reports filed by us with the Securities and Exchange Commission available, free of charge, on our website under the heading "Investor Relations":

1.	annual reports on Form 10-K;

2.	quarterly reports on Form 10-Q;

3.	current reports on Form 8-K; and

4.	amendments to the foregoing reports.

The contents of our website are not a part of this report.

Table of Contents    6

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

The floorcovering industry is highly dependent on construction activity, including new construction, which is cyclical in nature, and experienced a downturn in 2008. The 2008 downturn in the U.S. and global economies, along with the residential and commercial markets in such economies, negatively impacted the floorcovering industry and the Company’s business. Although the impact of a decline in new construction activity is typically accompanied by an increase in remodeling and replacement activity, these activities lagged during the downturn. Although the difficult economic conditions have improved, there may be additional downturns that could cause the industry to deteriorate in the foreseeable future. A significant or prolonged decline in residential or commercial construction activity could have a material adverse effect on the Company’s business and results of operations.

We have significant levels of sales in certain channels of distribution and reduction in sales through these channels could adversely affect our business.

A significant amount of our sales are generated through certain retail and mass merchant channels of distribution. A significant reduction of sales through such channels could adversely affect our business.

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

Uncertainty in the credit markets could affect the availability and cost of credit. Despite recent improvement in overall economic conditions, market conditions could impact our ability to obtain financing in the future, including any financing necessary to refinance existing indebtedness. The cost and terms of such financing is uncertain. These and other economic factors could have a material adverse effect on demand for our products and on its financial condition and operating results.

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

Table of Contents    7

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
We require substantial amounts of raw materials to produce our products, including nylon and polyester yarn, as well as wool yarns, synthetic backing, latex, and dyes. Substantially all of the raw materials we require are purchased from outside sources. The prices of raw materials and fuel-related costs vary significantly with market conditions. The fact that we source a significant amount of raw materials means that several months of raw materials and work in process are moving through our supply chain at any point in time. We are not able to predict whether commodity costs will significantly increase or decrease in the future. If commodity costs increase in the future and we are not able to reduce or eliminate the effect of the cost increases by reducing production costs or implementing price increases, our profit margins could decrease. If commodity costs decline, we may experience pressures from customers to reduce our selling prices. The timing of any price reductions and decreases in commodity costs may not align. As a result, our margins could be affected.

Unanticipated termination or interruption of our arrangements with third-party suppliers of nylon yarn could have a material adverse effect on us.

Nylon yarn is the principal raw material used in our floorcovering products. A significant portion of such yarn is purchased from one supplier. Our yarn supplier is one of the leading fiber suppliers within the industry and is the exclusive supplier of certain innovative branded fiber technology upon which we rely. We believe our offerings of this innovative fiber technology contribute materially to the competitiveness of our products. While we believe there are other sources of nylon yarns, an unanticipated termination or interruption of our current supply of nylon yarn could have a material adverse effect on our ability to supply our product to our customers and have a material adverse impact on our competitiveness if we are unable to replace our nylon supplier with another supplier that can offer similar innovative fiber products. An interruption in the supply of these or other raw materials or sourced products used in the Company’s business or in the supply of suitable substitute materials or products would disrupt the Company’s operations, which could have a material adverse effect on the Company’s business.

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

Table of Contents    8

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

In the ordinary course of business, we are subject to a variety of work-related and product-related claims, lawsuits and legal proceedings, including those relating to product liability, product warranty, product recall, personal injury, and other matters that are inherently subject to many uncertainties regarding the possibility of a loss to our business. Such matters could have a material adverse effect on our business, results of operations and financial condition if we are unable to successfully defend against or resolve these matters or if our insurance coverage is insufficient to satisfy any judgments against us or settlements relating to these matters. Although we have product liability insurance, the policies may not provide coverage for certain claims against us or may not be sufficient to cover all possible liabilities. Further, we may not be able to maintain insurance at commercially acceptable premium levels. Additionally, adverse publicity arising from claims made against us, even if the claims are not successful, could adversely affect our reputation or the reputation and sales of our products.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Table of Contents    9

Item 2.	PROPERTIES

The following table lists our facilities according to location, type of operation and approximate total floor space as of February 26, 2016:

Location	Type of Operation	Approximate Square Feet
Administrative:
Saraland, AL	Administrative	29,000
Commerce, CA*	Administrative	21,800
Santa Ana, CA	Administrative	4,000
Calhoun, GA	Administrative	10,600
Dalton, GA*	Administrative	47,900
Chattanooga, TN*	Administrative	3,500
	Total Administrative	116,800

Manufacturing and Distribution:
Atmore, AL	Carpet Manufacturing, Distribution	610,000
Roanoke, AL	Carpet Yarn Processing	204,000
Saraland, AL	Carpet Tile Manufacturing, Distribution	384,000
Saraland, AL*	Samples and Rug Manufacturing, Distribution	132,000
Commerce, CA*	Carpet Manufacturing, Distribution	51,700
Commerce, CA*	Carpet Manufacturing	250,000
Santa Ana, CA	Carpet and Rug Manufacturing, Distribution	200,000
Adairsville, GA	Samples and Rug Manufacturing, Distribution	292,000
Calhoun, GA *	Carpet Wool Manufacturing	99,000
Calhoun, GA	Carpet Dyeing & Processing	193,300
Chickamauga, GA*	Carpet Manufacturing	107,000
Eton, GA	Carpet Manufacturing, Distribution	408,000
	Total Manufacturing and Distribution	2,931,000

* Leased properties	TOTAL	3,047,800

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

The Company is one of multiple parties to two lawsuits, both filed in Madison County Illinois, styled Sandra D. Watts, Individually and as Special Administrator of the Estate of Dianne Averett, Deceased vs. 4520 Corp., Inc. f/k/a Benjamin F. Shaw Company, et al No. 12-L-2032 and styled Brenda Bridgeman, Individually and as Special Administrator of the Estate of Robert Bridgeman, Deceased, vs. American Honda Motor Co., Inc., f/k/a Metropolitan Life Insurance Co., et al No. 15-L-374. Each lawsuit has a claim for damages to be determined in excess of $50,000 filed on behalf of the estate of an individual which alleges that the deceased contracted mesothelioma as a result of exposure to asbestos while employed by the Company. Discovery in both matters is ongoing, and tentative trial dates of February 2017 and January 2018 have been set. The Company has denied liability, is defending the matters vigorously and is unable to estimate its potential exposure to loss, if any, at this time.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable

Table of Contents    10

Pursuant to instruction G of Form 10-K the following is included as an unnumbered item to PART I.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and offices held by the executive officers of the registrant as of February 26, 2016, are listed below along with their business experience during the past five years.

Name, Age and Position	Business Experience During Past Five Years

Daniel K. Frierson, 74 Chairman of the Board, and Chief Executive Officer, Director
Director since 1973, Chairman of the Board since 1987 and Chief Executive Officer since 1980. He is the Chairman of the Company's Executive Committee. He is currently Chairman of The Carpet and Rug Institute. He serves as Director of Astec Industries, Inc. headquartered in Chattanooga, Tennessee; and Louisiana-Pacific Corporation headquartered in Nashville, Tennessee.

D. Kennedy Frierson, Jr., 49 Vice President and Chief Operating Officer
Director since 2012 and Vice President and Chief Operating Officer since August 2009. Vice President and President Masland Residential from February 2006 to July 2009. President Masland Residential from December 2005 to January 2006. Executive Vice President and General Manager, Dixie Home, 2003 to 2005. Business Unit Manager, Bretlin, 2002 to 2003.

Jon A. Faulkner, 55 Vice President and Chief Financial Officer
Vice President and Chief Financial Officer since October 2009. Vice President of Planning and Development from February 2002 to September 2009. Executive Vice President of Sales and Marketing for Steward, Inc. from 1997 to 2002.

Paul B. Comiskey, 65 Vice President and President, Dixie Residential
Vice President and President of Dixie Residential since August 2009. Vice President and President, Dixie Home from February 2007 to July 2009. President, Dixie Home from December 2006 to January 2007.Senior Vice President of Residential Sales, Mohawk Industries, Inc. from 1998 to 2006. Executive Vice President of Sales and Marketing for World Carpets from 1996 to 1998.

V. Lee Martin, 64 Vice President and President, Masland Contract
President, Masland Contract since August 2012 and Vice President since February 2013. President, Step 2 Surfaces, LLC from 2011 to August 2012. Corporate Vice President, Sales and Marketing, for J & J Industries from 1994 to 2011.

W. Derek Davis, 65 Vice President, Human Resources and Corporate Secretary	Vice President of Human Resources since January 1991 and Corporate Secretary since January 2016. Corporate Employee Relations Director, 1988 to 1991.

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

Our Common Stock trades on the NASDAQ Global Market under the symbol DXYN. No market exists for our Class B Common Stock.

As of February 26, 2016, the total number of holders of our Common Stock was approximately 3,000 including an estimated 2,550 shareholders who hold our Common Stock in nominee names. The total number of holders of our Class B Common Stock was 11.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On August 8, 2007, we announced an authorization to repurchase up to $10 million of our Common Stock. There were no repurchases of shares of our Common Stock during the three months ended December 26, 2015. Approximately $2.5 million remains for purchasing pursuant to the authorization.

Quarterly Financial Data, Dividends and Price Range of Common Stock

Following are quarterly financial data, dividends and price range of Common Stock for the four quarterly periods in the years ended December 26, 2015 and December 27, 2014. Due to rounding, the totals of the quarterly information for each of the years reflected below may not necessarily equal the annual totals. The discussion of restrictions on payment of dividends is included in Note 10 to the Consolidated Financial Statements included herein.

Table of Contents    12

THE DIXIE GROUP, INC.
QUARTERLY FINANCIAL DATA, DIVIDENDS AND PRICE RANGE OF COMMON STOCK
(unaudited) (dollars in thousands, except per share data)
2015	1ST	2ND	3RD	4TH
Net sales	$95,855	$109,957	$108,908	$107,763
Gross profit	23,339	29,306	27,265	26,320
Operating income (loss)	(2,683)	2,177	1,253	1,243
Income (loss) from continuing operations	(2,380)	516	84	(498)
Loss from discontinued operations	(88)	(12)	(18)	(30)
Net income (loss)	$(2,468)	$504	$66	$(528)
Basic earnings (loss) per share:
Continuing operations	$(0.15)	$0.03	$0.01	$(0.03)
Discontinued operations	(0.01)	—	—	—
Net income (loss)	$(0.16)	$0.03	$0.01	$(0.03)
Diluted earnings (loss) per share:
Continuing operations	$(0.15)	$0.03	$0.01	$(0.03)
Discontinued operations	(0.01)	—	—	—
Net income (loss)	$(0.16)	$0.03	$0.01	$(0.03)

Common Stock Prices:
High	$9.60	$11.40	$11.50	$9.89
Low	7.77	8.76	8.81	4.75

2014	1ST (1)	2ND	3RD	4TH (2)
Net sales	$85,082	$107,926	$109,006	$104,574
Gross profit	18,101	26,671	26,599	24,126
Operating income (loss)	(2,241)	588	832	(4,415)
Income (loss) from continuing operations	4,821	(510)	(8)	(3,630)
Loss from discontinued operations	(193)	(135)	(177)	(103)
Loss on disposal of discontinued operations	$—	$—	$—	$(1,467)
Net income (loss)	$4,628	$(645)	$(185)	$(5,200)
Basic earnings per share:
Continuing operations	$0.36	$(0.04)	$—	$(0.24)
Discontinued operations	(0.02)	(0.01)	(0.01)	(0.01)
Disposal of discontinued operations	$—	$—	$—	$(0.10)
Net income (loss)	$0.34	$(0.05)	$(0.01)	$(0.35)
Diluted earnings (loss) per share:
Continuing operations	$0.36	$(0.04)	$—	$(0.24)
Discontinued operations	(0.02)	(0.01)	(0.01)	(0.01)
Disposal of discontinued operations	$—	$—	$—	$(0.10)
Net income (loss)	$0.34	$(0.05)	$(0.01)	$(0.35)

Common Stock Prices:
High	$16.80	$18.41	$10.78	$9.44
Low	12.10	9.77	7.42	6.00

(1)	The first quarter of 2014 included a pre-tax bargain purchase of $10,937 related to the acquisition of Atlas Carpet Mills, Inc.

(2)	The fourth quarter of 2014 included a loss of $1,467, net of tax, on the disposal of the Carousel specialty tufting and weaving operation that was part of the 2013 Robertex, Inc. acquisition.

Table of Contents    13

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

In accordance with SEC rules, set forth below is a line graph comparing the yearly change in the cumulative total shareholder return on our Common Stock against the total return of the Standard & Poor's 600 Stock Index, plus both the Dow Jones Furnishings Index and the Dow Jones Building Materials & Fixtures Index, in each case for the five year period ended December 26, 2015. The comparison assumes that $100.00 was invested on December 25, 2010, in our Common Stock, the S&P 600 Index, and each of the two Peer Groups, and assumes the reinvestment of dividends.

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

The Dixie Group, Inc.
Historical Summary
(dollars in thousands, except share and per share data)

FISCAL YEARS	2015 (1)	2014 (2)(3)	2013 (4)	2012	2011 (5)
OPERATIONS
Net sales	$422,483	$406,588	$344,374	$266,372	$270,110
Gross profit	106,230	95,497	85,570	65,372	65,506
Operating income (loss)	1,990	(5,236)	8,855	1,815	5,668
Income (loss) from continuing operations before taxes	(2,992)	1,726	4,979	(1,054)	1,956
Income tax provision (benefit)	(714)	1,053	(577)	(401)	684
Income (loss) from continuing operations	(2,278)	673	5,556	(653)	1,272
Depreciation and amortization	14,119	12,850	10,230	9,396	9,649
Dividends	—	—	—	—	—
Capital expenditures	6,826	9,492	11,438	3,386	6,740
Assets purchased under capital leases & notes, including deposits utilized and accrued purchases	5,403	23,333	1,865	666	14
FINANCIAL POSITION
Total assets (6)	$298,218	$290,447	$243,557	$196,820	$176,779
Working capital (6)	98,632	100,602	89,057	71,343	60,557
Long-term debt (6)	115,907	117,153	100,521	79,040	63,998
Stockholders' equity	90,804	92,977	70,771	64,046	64,385
PER SHARE
Income (loss) from continuing operations:
Basic	$(0.15)	$0.03	$0.42	$(0.05)	$0.10
Diluted	(0.15)	0.03	0.42	(0.05)	0.10
Dividends:
Common Stock	—	—	—	—	—
Class B Common Stock	—	—	—	—	—
Book value	5.67	5.90	5.32	4.88	4.99
GENERAL
Weighted-average common shares outstanding:
Basic	15,535,980	14,381,601	12,736,835	12,637,657	12,585,396
Diluted	15,535,980	14,544,073	12,851,917	12,637,657	12,623,054
Number of shareholders (7)	3,000	3,000	2,350	1,800	1,750
Number of associates	1,822	1,740	1,423	1,200	1,171

(1)	Includes expenses of $2,946, or $2,243 net of tax, for facility consolidation expenses in 2015.

(2)	Includes the results of operations of Atlas Carpet Mills, Inc. and Burtco Enterprises, Inc. subsequent to their acquisitions on March 19, 2014 and September 22, 2014, respectively.

(3)
Includes expenses of $5,514, or $3,364 net of tax, for facility consolidation expenses, $1,133, or $691 net of tax, for impairment of assets and income of $11,110, or $6,777 net of tax, for bargain purchases on the acquisitions of Atlas Carpet Mills and Burtco Enterprises.

(4)	Includes the results of operations of Robertex, Inc subsequent to its acquisition on June 30, 2013.

(5)	Includes income of $563, or $356 net of tax, for facility consolidation expenses in 2011.

(6)
Amounts have been retrospectively adjusted for the adoption of Accounting Standards Update No. 2015-03 for debt issuance costs and Accounting Standards Update No. 2015-17 for deferred taxes. (See Note 2 in the Consolidated Financial Statements)

(7)
The approximate number of record holders of our Common Stock for 2011 through 2015 includes Management's estimate of shareholders who held our Common Stock in nominee names as follows:  2011 - 1,250 shareholders; 2012 - 1,255 shareholders; 2013 - 1,900 shareholders; 2014 - 2,550 shareholders; 2015 - 2,550 shareholders.

Table of Contents    15

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

OVERVIEW

Our business consists principally of marketing, manufacturing and selling carpet and rugs to high-end residential and commercial customers through our various sales forces and brands. We focus exclusively on the upper-end of the soft floorcovering market where we believe we have strong brands and competitive advantages with our style and design capabilities and customer relationships. Our Fabrica, Masland, and Dixie Home brands have a significant presence in the high-end residential soft floorcovering markets. Our Atlas Carpet Mills, Masland Contract and Masland Hospitality brands, participate in the upper end specified commercial marketplace. Dixie International sells all of our brands outside of the North American market.

During 2015, our net sales increased 3.9% compared with 2014. Sales of residential products decreased 0.4% in 2015 versus 2014, while, we estimate, the industry was down slightly. We anticipate the residential remodeling market to have marginal growth for next year. Commercial product sales increased 14.4% during 2015, while, we believe, the industry reflected an increase in the low single digits. We anticipate the commercial market to have moderate growth for next year.

We have completed the bulk of our capacity expansion and consolidation initiatives. However, during these endeavors, we experienced high training, quality and waste costs. We experienced a dramatically changed labor market in 2014 and 2015 as we no longer could easily recruit individuals with previous industry experience; therefore, our new hires required extensive training. In addition, we had significantly higher labor turnover than we had experienced in the period immediately prior to our expansion. We believe we have significantly improved our quality throughout 2015 as our new associates became trained in their new roles; however, we are still experiencing higher waste and claims cost from inventory produced during this period of consolidation. The status of our restructuring and facilities consolidation plans are discussed below.

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

Total expenses of the Warehousing, Distribution & Manufacturing Consolidation Plan are anticipated to be approximately $6.5 million. Expenses incurred in 2015 were $2.0 million and $6.1 million since initiation of the plan in 2014. We estimate additional spending primarily related to the movement of our Saraland, Alabama rug operation moving from a rented facility into a company-owned facility of approximately $406 thousand under this plan through early 2016. These expenses of the plan primarily consist of moving and relocating inventory and equipment, facility restoration, information technology expenses and expenses relating to conversion and realignment of equipment. We also incurred non-cash asset impairment charges of $1.1 million subsequent to the first quarter of 2014 related to manufacturing changes and equipment taken out of service in our facilities.

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

In April 2015, the Company's Board of Directors approved the Corporate Office Consolidation Plan, to cover the costs of consolidating three of the Company's existing leased divisional and corporate offices to a single leased facility located in Dalton, Georgia. The Company paid a fee to terminate one of the leases, did not renew a second facility and vacated the third facility. Related to the vacated facility, the Company recorded the estimated costs related to the fulfillment of its contractual lease obligation and on-going facilities maintenance, net of an estimate of sub-lease expectations. Costs related to the consolidation include the lease termination fee, contractual lease obligations and moving costs. Expenses of this plan were $728 thousand in 2015 with estimated remaining costs to be approximately $60 thousand.

Table of Contents    16

RESULTS OF OPERATIONS

Fiscal Year Ended December 26, 2015 Compared with Fiscal Year Ended December 27, 2014

	Fiscal Year Ended
	December 26, 2015	% of Net Sales	December 27, 2014	% of Net Sales	Increase (Decrease)	% Change
Net sales	422,483	100.0%	406,588	100.0%	15,895	3.9%
Cost of sales	316,253	74.9%	311,091	76.5%	5,162	1.7%
Gross profit	106,230	25.1%	95,497	23.5%	10,733	11.2%
Selling and administrative expenses	100,422	23.8%	93,182	22.9%	7,240	7.8%
Other operating expense, net	872	0.2%	904	0.2%	(32)	(3.5)%
Facility consolidation expenses	2,946	0.7%	5,514	1.4%	(2,568)	(46.6)%
Impairment of assets	—	—%	1,133	0.3%	(1,133)	(100.0)%
Operating income (loss)	1,990	0.4%	(5,236)	(1.3)%	7,226	(138.0)%
Interest expense	4,935	1.2%	4,302	1.1%	633	14.7%
Other (income) expense, net	47	—%	(154)	—%	201	(130.5)%
Gain on purchase of businesses	—	—%	(11,110)	(2.7)%	11,110	(100.0)%
Income (loss) before taxes	(2,992)	(0.8)%	1,726	0.3%	(4,718)	(273.3)%
Income tax provision (benefit)	(714)	(0.2)%	1,053	0.3%	(1,767)	(167.8)%
Income (loss) from continuing operations	(2,278)	(0.6)%	673	—%	(2,951)	(438.5)%
Loss from discontinued operations	(148)	—%	(608)	(0.1)%	460	(75.7)%
Loss on disposal of discontinued operations	—	—%	(1,467)	(0.4)%	1,467	(100.0)%
Net income (loss)	(2,426)	(0.6)%	(1,402)	(0.5)%	(1,024)	73.0%

Net Sales. Net sales for the year ended December 26, 2015 were $422.5 million compared with $406.6 million in the year-earlier period, an increase of 3.9% for the year-over-year comparison. Sales for the carpet industry were down slightly for annual 2015 compared with the prior year. Our 2015 year-over-year carpet sales comparison reflected an increase of 4.5% in net sales. Sales of residential carpet were down 0.4% and sales of commercial carpet increased 14.4%. Revenue from carpet yarn processing and carpet dyeing and finishing services decreased 11.9% in 2015 compared with 2014. We believe our growth in both the residential and commercial sales were positively affected by the introduction of new and innovative product offerings.

Cost of Sales. Cost of sales, as a percentage of net sales, decreased 1.6 percentage points, as a percentage of net sales in 2015 compared with 2014. During the expansion and restructuring initiatives, we have experienced high training, quality and waste costs. These costs were offset by improvements in operating efficiencies and lower raw material costs.

Gross Profit. Gross profit, as a percentage of net sales, increased 1.6 percentage points in 2015 compared with 2014. The increase in gross profit as a percentage of net sales was attributable to the factors discussed above.

Selling and Administrative Expenses. Selling and administrative expenses were $100.4 million in 2015 compared with $93.2 million in 2014, or an increase of 0.9% as a percentage of sales. Our increase in selling and administrative expenses as a percentage of sales was primarily driven by the higher levels of investment in new products in our Residential and Commercial brands compared with the prior year.

Other Operating Expense, Net. Net other operating (income) expense was an expense of $872 thousand in 2015 compared with expense of $904 thousand in 2014.

Operating Income (Loss). Operations reflected operating income of $2.0 million in 2015 compared with an operating loss of $5.2 million in 2014. Facility consolidation expenses of $2.9 million and $5.5 million were included in the 2015 and 2014 results, respectively. In addition, related asset impairment expenses of $1.1 million were included in the 2014 operating results.

Interest Expense. Interest expense increased $633 thousand in 2015 principally due to higher interest rates associated with previously locked in future interest rate swaps from 2015 until 2021 to fix a portion of the Company's revolving credit facility.

Other (Income) Expense, Net. Other (income) expense, net was an expense of $47 thousand compared with income of $154 thousand in 2014. Earnings from equity investments of $209 thousand were included in 2014.

Table of Contents    17

Gain on Purchase of Businesses. During 2014, we recognized gains of $11.1 million on business acquisitions. The acquisition of Atlas resulted in a gain of $10.9 million and the acquisition of Burtco resulted in a gain of $173 thousand.

Income Tax Provision (Benefit). Our effective income tax rate was a benefit of 23.9% in 2015. In 2015, we increased our valuation allowances by $977 thousand related to state income tax loss carryforwards and state income tax credit carryforwards. This was the result of a pretax loss in 2015 that put the Company in a three-year cumulative loss. Therefore, we cannot rely on future earnings to project the utilization of these carryforwards. Additionally, 2015 included approximately $441 thousand of federal tax credits. Our effective income tax rate was 61.0% in 2014 and included an increase of $569 thousand in increased valuation allowances related to state income tax carryforwards and state income tax credit carryforwards.

Loss from Discontinued Operations and Loss on Disposal of Discontinued Operations, net of tax. In the fourth quarter of 2014, we discontinued the Carousel specialty tufting and weaving operation that was part of the 2013 Robertex, Inc. acquisition. As a result, we recognized a loss on the disposal of the discontinued operation of $1.5 million, net of tax, which included the impairment of certain intangibles associated with Carousel and its related machinery and equipment. Additionally, 2014 included a loss from the discontinued Carousel operations of $598 thousand, net of tax.

Net Income (Loss). Continuing operations reflected a loss of $2.3 million, or $0.15 per diluted share in 2015, compared with income from continuing operations of $673 thousand, or $0.03 per diluted share in 2014. Our discontinued operations reflected a loss of $148 thousand, or $0.01 per diluted share in 2015 compared with a loss of $608 thousand, or $0.04 per diluted share, and a loss on disposal of discontinued operations of $1.5 million, or $0.10 per diluted share in 2014. Including discontinued operations, we had a net loss of $2.4 million, or $0.16 per diluted share, in 2015 compared with a net loss of $1.4 million, or $0.11 per diluted share, in 2014.

Fiscal Year Ended December 27, 2014 Compared with Fiscal Year Ended December 28, 2013

	Fiscal Year Ended
	December 27, 2014	% of Net Sales	December 28, 2013	% of Net Sales	Increase (Decrease)	% Change
Net sales	406,588	100.0%	344,374	100.0%	62,214	18.1%
Cost of sales	311,091	76.5%	258,804	75.2%	52,287	20.2%
Gross profit	95,497	23.5%	85,570	24.8%	9,927	11.6%
Selling and administrative expenses	93,182	22.9%	76,221	22.1%	16,961	22.3%
Other operating expense, net	904	0.2%	494	0.1%	410	83.0%
Facility consolidation expenses	5,514	1.4%	—	—%	5,514	100.0%
Impairment of assets	1,133	0.3%	—	—%	1,133	100.0%
Operating income (loss)	(5,236)	(1.3)%	8,855	2.6%	(14,091)	(159.1)%
Interest expense	4,302	1.1%	3,756	1.1%	546	14.5%
Other (income) expense, net	(154)	—%	26	—%	(180)	(692.3)%
Gain on purchase of businesses	(11,110)	(2.7)%	—	—%	(11,110)	100.0%
Refinancing expenses	—	—%	94	—%	(94)	(100.0)%
Income (loss) before taxes	1,726	0.3%	4,979	1.5%	(3,253)	(65.3)%
Income tax provision (benefit)	1,053	0.3%	(577)	(0.2)%	1,630	(282.5)%
Income (loss) from continuing operations	673	—%	5,556	1.7%	(4,883)	(87.9)%
Loss from discontinued operations	(608)	(0.1)%	(266)	(0.1)%	(342)	128.6%
Loss on disposal of discontinued operations	(1,467)	(0.4)%	—	—%	(1,467)	100.0%
Net income (loss)	(1,402)	(0.5)%	5,290	1.6%	(6,692)	(126.5)%

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

Table of Contents    18

believe our growth in both the residential and commercial sales were positively affected by the introduction of new and innovative products and the expansion of our wool product offerings.

Cost of Sales. Cost of sales, as a percentage of net sales, increased 1.3 percentage points, as a percentage of net sales in 2014 compared with 2013. The expansion and restructuring initiatives undertaken along with the expansion of our workforce negatively affected our operating results in the form of training costs, production inefficiencies, increased levels of waste and scrap and generally higher operating costs.

Gross Profit. Gross profit increased $9.9 million in 2014 compared with 2013. The increase in gross profit was primarily attributable to higher sales. However, the gross profit dollars in 2014 were negatively impacted by our actions taken to address our capacity constraints.

Selling and Administrative Expenses. Selling and administrative expenses were $93.2 million in 2014 compared with $76.2 million in 2013, or an increase of 0.7% as a percentage of sales. Our selling expense increase as a percentage of sales was primarily driven by the higher relative selling expense of Atlas and higher levels of investment in new products and marketing in our Masland Contract brand compared with the prior year.

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

Loss from Discontinued Operations and Loss on Disposal of Discontinued Operations, net of tax. In the fourth quarter of 2014, we discontinued the Carousel specialty tufting and weaving operation that was part of the 2013 Robertex, Inc. acquisition. As a result, we recognized a loss on the disposal of the discontinued operation of $1.5 million, net of tax, which included the impairment of certain intangibles associated with Carousel and its related machinery and equipment. Additionally, 2014 included a loss from the discontinued Carousel operations of $598 thousand, net of tax, compared with a loss of $198 thousand, net of tax in 2013.

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

Table of Contents    19

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 26, 2015, cash provided by operations was $8.6 million. Inventories increased $10.9 million which was offset by an increase in accounts payable and accrued expenses of $7.6 million. Inventories were increased to improve service to our customers and to build inventories from a supplier that was going through a year-end software conversion.

Capital asset acquisitions for the year ended December 26, 2015 were $12.2 million; $6.8 million of cash used in investing activities, $3.3 million of equipment acquired under notes and capital leases, $1.9 million of previous deposits utilized for capital additions and $200 thousand for accrued purchases. Depreciation and amortization for the year ended December 26, 2015 were $14.1 million. We expect capital expenditures to be approximately $10.0 million in 2016 for capital expenditures while depreciation and amortization is expected to be approximately $13.5 million. Planned capital expenditures in 2016 are primarily for new equipment.

During the year ended December 26, 2015, cash used in financing activities was $2.0 million. In January 2015, we entered into a ten-year $6.3 million mortgage note payable to finance an owned facility in Saraland, Alabama. We had additional proceeds of $1.0 million from equipment notes payable. These proceeds are offset by payments on notes payable and lease obligations of $9.7 million.

We believe our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements. As of December 26, 2015, the unused borrowing availability under our revolving credit facility was $39.8 million. Our revolving credit facility requires us to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability is less than $16.5 million. As of the date hereof, our fixed coverage ratio was less than 1.1 to 1.0, accordingly the unused availability accessible by us is the amount above $16.5 million. Significant additional cash expenditures above our normal liquidity requirements or significant deterioration in economic conditions could affect our business and require supplemental financing or other funding sources. There can be no assurance that such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us.

Debt Facilities

Revolving Credit Facility. The revolving credit facility provides for a maximum of $150.0 million of revolving credit, subject to borrowing base availability. The borrowing base is currently equal to specified percentages of the Company's eligible accounts receivable, inventories, fixed assets and real property less reserves established, from time to time, by the administrative agent under the facility. The revolving credit facility matures on March 14, 2019. The revolving credit facility is secured by a first priority lien on substantially all of our assets.

At our election, advances of the revolving credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2 or 3 month periods, as selected by us, plus an applicable margin of either 1.50%, 1.75% or 2.00%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate plus 1.00%, plus an applicable margin of either 0.50%, 0.75% or 1.00%. The applicable margin is determined based on availability under our revolving credit facility with margins increasing as availability decreases. We pay an unused line fee on the average amount by which the aggregate commitments exceed utilization of the senior credit facility equal to 0.375% per annum. The weighted-average interest rate on borrowings outstanding under our revolving credit facility was 2.23% at December 26, 2015 and 2.29% at December 27, 2014.

The revolving credit facility includes certain affirmative and negative covenants that impose restrictions on our financial and business operations. The revolving credit facility requires us to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability is less than $16.5 million. As of December 26, 2015, our unused borrowing availability under the revolving credit facility was $39.8 million. As of December 26, 2015, our fixed charge coverage ratio was less than 1.1 to 1.0, accordingly, the unused availability accessible by us is the amount above $16.5 million.

Notes Payable - Buildings. On November 7, 2014, we entered into a ten-year $8.3 million note payable to purchase a previously leased distribution center in Adairsville, Georgia. The note payable is scheduled to mature on November 7, 2024 and is secured by the distribution center. The note payable bears interest at a variable rate equal to one month LIBOR plus 2.0% and is payable in equal monthly installments of principal of $35 thousand, plus interest calculated on the declining balance of the note, with a final payment of $4.2 million due on maturity. In addition, we entered into an interest swap with an amortizing notional amount effective November 7, 2014 which effectively fixes the interest rate at 4.50%.

On January 23, 2015, we entered into a ten-year $6.3 million note payable to finance an owned facility in Saraland, Alabama. The note payable is scheduled to mature on January 7, 2025 and is secured by the facility. The note payable bears interest at a variable rate equal to one month LIBOR plus 2.0% and is payable in equal monthly installments of principal of $26 thousand, plus interest calculated on the declining balance of the note, with a final payment of $3.1 million due on maturity. In addition, we entered into a forward interest rate swap with an amortizing $5.7 million notional amount effective January 7, 2017 which effectively fixes the interest rate at 4.30%.

Table of Contents    20

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

Equipment Notes Payable. Our equipment financing notes have terms ranging from three to seven years, are secured by the specific equipment financed, bear interest ranging from 1.00% to 6.86% and are due in monthly installments of principal and interest ranging from $3 thousand to $53 thousand through September 2022. The notes do not contain financial covenants. (See Note 10 to our Consolidated Financial Statements).

Capital Lease Obligations. Our capital lease obligations have terms ranging from three to seven years, are secured by the specific equipment leased, bear interest ranging from 2.90% to 7.37% and are due in monthly installments of principal and interest ranging from $1 thousand to $43 thousand through January 2022. (See Note 10 to our Consolidated Financial Statements).

Contractual Obligations

The following table summarizes our future minimum payments under contractual obligations as of December 26, 2015.

	Payments Due By Period
	(dollars in millions)
	2016	2017	2018	2019	2020	Thereafter	Total
Debt	$7.1	$5.7	$4.6	$83.3	$1.9	$11.5	114.1
Interest - debt (1)	4.0	3.9	3.7	2.3	1.9	2.5	18.3
Capital leases	3.0	3.0	2.8	1.6	1.4	0.9	12.7
Interest - capital leases	0.6	0.4	0.3	0.2	0.1	—	1.6
Operating leases	3.2	3.2	2.9	2.1	1.7	5.3	18.4
Purchase commitments	2.6	0.6	0.4	—	—	—	3.6
Totals	20.5	16.8	14.7	89.5	7.0	20.2	168.7

(1) Interest rates used for variable rate debt were those in effect at December 26, 2015.

Stock-Based Awards

We recognize compensation expense related to share-based stock awards based on the fair value of the equity instrument over the period of vesting for the individual stock awards that were granted. At December 26, 2015, the total unrecognized compensation expense related to unvested restricted stock awards was $2.5 million with a weighted-average vesting period of 5.0 years. At December 26, 2015, there was no unrecognized compensation expense related to unvested stock options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at December 26, 2015 or December 27, 2014.

Income Tax Considerations

During 2015, we increased our valuation allowances by $977 thousand related to state income tax loss carryforwards and state income tax credit carryforwards. The increase was based on a number of factors including current and future earnings assumptions by taxing jurisdictions.

During 2016 and 2017, we do not anticipate any cash outlays for income taxes. This is due to tax loss carryforwards and tax credit carryforwards that will be used to offset taxable income. At December 26, 2015, we were in a net deferred tax asset position of $4.7 million. We performed an analysis, including an evaluation of certain tax planning strategies available to us, related to the net

Table of Contents    21

deferred tax asset and believe that the net deferred tax asset is recoverable in future periods. Approximately $12.4 million of future taxable income would be required to realize the deferred tax asset.

Discontinued Operations - Environmental Contingencies

We have reserves for environmental obligations established at five previously owned sites that were associated with our discontinued textile businesses. We have a reserve of $1.6 million for environmental liabilities at these sites as of December 26, 2015. The liability established represents our best estimate of loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from our estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

Fair Value of Financial Instruments

At December 26, 2015, we had $584 thousand of liabilities measured at fair value that fall under a level 3 classification in the hierarchy (those subject to significant management judgment or estimation).

Certain Related Party Transactions

During 2015, we purchased a portion of our product needs in the form of fiber, yarn and carpet from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of our company. Mr. Shaw reported holding approximately 8.4% of our Common Stock, which as of year-end represented approximately 4% of the total vote of all classes of our Common Stock. Engineered Floors is one of several suppliers of such materials. Total purchases from Engineered Floors for 2015, 2014 and 2013 were approximately $8.8 million, $11.3 million and $12.0 million, respectively; or approximately 2.8%, 3.6% and 4.6% of our consolidated costs of sales in 2015, 2014 and 2013, respectively. Purchases from Engineered Floors are based on market value, negotiated prices. We have no contractual commitments with Mr. Shaw associated with our business relationship with Engineered Floors. Transactions with Engineered Floors were reviewed by our board of directors.

We are party to a 5-year lease with the seller of Atlas Carpet Mills, Inc. to lease three manufacturing facilities as part of the acquisition in 2014. The lessor is controlled by an associate of the Company. Rent paid to the lessor during 2015 and 2014 was $458 thousand and $343 thousand, respectively. The lease was based on current market values for similar facilities.

We are party to a 10-year lease with the Rothman Family Partnership to lease a manufacturing facility as part of the Robertex acquisition in 2013. The lessor is controlled by an associate of the Company. Rent paid to the lessor during 2015, 2014 and 2013 was $262 thousand, $257 thousand and $127 thousand, respectively. The lease was based on current market values for similar facilities. In addition, we have a note payable to Robert P. Rothman related to the acquisition of Robertex, Inc. (See Note 10).

Recent Accounting Pronouncements

See Note 2 in the Notes to the Consolidated Financial Statements of this Form 10-K for a discussion of new accounting pronouncements which is incorporated herein by reference.

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

•
Revenue recognition. Revenues, including shipping and handling amounts, are recognized when the following criteria are met:  there is persuasive evidence that a sales agreement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collection is reasonably assured. Delivery is considered to have occurred when the customer takes title to products, which is generally on the date of shipment. At the time revenue is recognized, we record a provision for the estimated amount of future returns including product warranties and customer claims based primarily on historical experience and any known trends or conditions.

Table of Contents    22

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

•
Contingent Consideration. Contingent consideration liabilities represent future amounts we may be required to pay in conjunction with various business combinations. The ultimate amount of future payments is based on incremental gross margin growth related to the contingent liability. We estimate the fair value of the contingent consideration liability by forecasting estimated cash payments based on incremental gross margin growth and discounting the associated cash payment amounts to their present values using a credit-risk-adjusted interest rate. We evaluate our estimates of the fair value of contingent consideration liabilities on a periodic basis. Any changes in the fair value of contingent consideration liabilities are recorded through earnings. The total estimated fair value of contingent consideration liabilities was $584 thousand and $1.9 million at December 26, 2015 and December 27, 2014, respectively, and was included in accrued expenses and other liabilities in our consolidated balance sheets.

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

•
Income taxes. The Company’s effective tax rate is based on its income, statutory tax rates and tax planning opportunities available in the jurisdictions in which it operates. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in a future period. The Company evaluates the recoverability of these future tax benefits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely on estimates, including business forecasts and other projections of financial results over an extended period of time. In the event that the Company is not able to realize all or a portion of its deferred tax assets in the future, a valuation allowance is provided. The Company would recognize such amounts through a charge to income in the period in which that determination is made or when tax law changes are enacted. The Company had valuation allowances of $5.3 million at December 26, 2015 and $4.3 million at December 27, 2014. For further information regarding the Company’s valuation allowances, see Note 14 to the consolidated financial statements.

•
Loss contingencies. We routinely assess our exposure related to legal matters, environmental matters, product liabilities or any other claims against our assets that may arise in the normal course of business. If we determine that it is probable a loss has been incurred, the amount of the loss, or an amount within the range of loss, that can be reasonably estimated will be recorded.

Table of Contents    23

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

At December 26, 2015, $36,571, or approximately 29% of our total debt, was subject to floating interest rates. A 10% fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $8 thousand.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary financial information required by ITEM 302 of Regulation S-K is included in PART II, ITEM 5 of this report and the Financial Statements are included in a separate section of this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 26, 2015, the date of the financial statements included in this Form 10-K (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Item 9B.	OTHER INFORMATION

None.

Table of Contents    24

PART III.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled "Information about Nominees for Director" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 3, 2016 are incorporated herein by reference. Information regarding the executive officers of the registrant is presented in PART I of this report.

We adopted a Code of Business Conduct and Ethics (the "Code of Ethics") which applies to our principal executive officer, principal financial officer and principal accounting officer or controller, and any persons performing similar functions. A copy of the Code of Ethics is incorporated by reference herein as Exhibit 14 to this report.

Audit Committee Financial Expert

The Board has determined that Michael L. Owens is an audit committee financial expert as defined by Item 407 (e)(5) of Regulation S-K of the Securities Exchange Act of 1934, as amended, and is independent within the meaning of the applicable Securities and Exchange Commission rules and NASDAQ standards. For a brief listing of Mr. Owens' relevant experience, please refer to the "Election of Directors" section of the Company's Proxy Statement.

Audit Committee

We have a standing audit committee.  At December 26, 2015, members of our audit committee are Michael L. Owens, Chairman, William F. Blue, Jr., Charles E. Brock, Walter W. Hubbard, Lowry F. Kline, Hilda W. Murray and John W. Murrey, III.

Item 11.	EXECUTIVE COMPENSATION

The sections entitled "Compensation Discussion and Analysis", "Executive Compensation Information" and "Director Compensation" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 3, 2016 are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled "Principal Shareholders", as well as the beneficial ownership table (and accompanying notes), in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 3, 2016 are incorporated herein by reference.

Equity Compensation Plan Information as of December 26, 2015

The following table sets forth information as to our equity compensation plans as of the end of the 2015 fiscal year:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of the outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans approved by security holders	194,532	(1)	$6.10	(2)	430,957

(1)
Includes the options to purchase 103,500 shares of Common Stock under our 2006 Stock Awards Plan and 91,032 Performance Units issued under the Directors Stock Plan, each unit being equivalent to one share of Common Stock. Does not include shares of Common Stock issued but not vested pursuant to outstanding restricted stock awards.

(2)
Includes the aggregate weighted-average of (i) the exercise price per share for outstanding options to purchase 103,500 shares of Common Stock under our 2006 Stock Awards Plan and (ii) the price per share of the Common Stock on the grant date for each of 91,032 Performance Units issued under the Directors' Stock Plan (each unit equivalent to one share of Common Stock).

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section entitled "Certain Transactions Between the Company and Directors and Officers" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 3, 2016 is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled "Audit Fees Discussion" in the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held May 3, 2016 is incorporated herein by reference.

Table of Contents    25

PART IV.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1) Financial Statements - The response to this portion of Item 15 is submitted as a separate section of this report.
(2) Financial Statement Schedules - The response to this portion of Item 15 is submitted as a separate section of this report.
(3) Exhibits - Please refer to the Exhibit Index which is attached hereto.

(b)	Exhibits - The response to this portion of Item 15 is submitted as a separate section of this report. See Item 15(a)(3) above.

(c)	Financial Statement Schedules - The response to this portion of Item 15 is submitted as a separate section of this report. See Item 15(a)(2)

Table of Contents    26

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2016	The Dixie Group, Inc.

/s/ DANIEL K. FRIERSON
By: Daniel K. Frierson
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DANIEL K. FRIERSON	Chairman of the Board, Director and Chief Executive Officer	March 9, 2016
Daniel K. Frierson

/s/ JON A. FAULKNER	Vice President, Chief Financial Officer	March 9, 2016
Jon A. Faulkner

/s/ D. KENNEDY FRIERSON, JR.	Vice President, Chief Operating Officer and Director	March 9, 2016
D. Kennedy Frierson, Jr.

/s/ WILLIAM F. BLUE, JR.	Director	March 9, 2016
William F. Blue, Jr.

/s/ CHARLES E. BROCK	Director	March 9, 2016
Charles E. Brock

/s/ WALTER W. HUBBARD	Director	March 9, 2016
Walter W. Hubbard

/s/ LOWRY F. KLINE	Director	March 9, 2016
Lowry F. Kline

/s/ HILDA S. MURRAY	Director	March 9, 2016
Hilda S. Murray

/s/ JOHN W. MURREY, III	Director	March 9, 2016
John W. Murrey, III

/s/ MICHAEL L. OWENS	Director	March 9, 2016
Michael L. Owens

Table of Contents    27

ANNUAL REPORT ON FORM 10-K

ITEM 8 AND ITEM 15(a)(1) AND ITEM 15(a)(2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULES

YEAR ENDED DECEMBER 26, 2015

THE DIXIE GROUP, INC.

DALTON, GEORGIA

Table of Contents    28

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

Table of Contents    29

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.
Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures, as well as diverse interpretation of U. S. generally accepted accounting principles by accounting professionals. It is also possible that internal control over financial reporting can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. These inherent limitations are known features of the financial reporting process; therefore, while it is possible to design into the process safeguards to reduce such risk, it is not possible to eliminate all risk. Our internal control over financial reporting has been audited by Dixon Hughes Goodman LLP an independent registered public accounting firm, as stated in their report on internal control over financial reporting as of December 26, 2015.

Management, including our principal executive officer and principal financial officer, has used the criteria set forth in the report entitled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to evaluate the effectiveness of its internal control over financial reporting. Management has concluded that its internal control over financial reporting was effective as of December 26, 2015, based on those criteria.

Daniel K. Frierson
Chairman of the Board and
Chief Executive Officer

Jon A. Faulkner
Chief Financial Officer

Table of Contents    30

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Dixie Group, Inc.

We have audited The Dixie Group, Inc.'s (the “Company”) internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, The Dixie Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Dixie Group, Inc. as of December 26, 2015 and December 27, 2014, and the related consolidated statements of statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the two years in the period ended December 26, 2015 and our report dated March 9, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia
March 9, 2016

Table of Contents    31

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Dixie Group, Inc.

We have audited the accompanying consolidated balance sheets of The Dixie Group, Inc. as of December 26, 2015 and December 27, 2014, and the related consolidated statements of statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the two years in the period ended December 26, 2015. Our audits also included the financial statement schedule for the each of the two years in the period ended December 26, 2015 listed in the Index at Item 15(a)2. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Dixie Group, Inc. as of December 26, 2015 and December 27, 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 26, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financials statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Dixie Group, Inc.'s internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2016, expressed an unqualified opinion thereon.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia
March 9, 2016

Table of Contents    32

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Dixie Group, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity of The Dixie Group, Inc. for the year ended December 28, 2013. Our audit also included the financial statement schedule for the year ended December 28, 2013 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of The Dixie Group, Inc. for the year ended December 28, 2013 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information for the year ended December 28, 2013 set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 12, 2014, except for Note 21, as it relates to the year ended December 28, 2013, as to which the date is March 12, 2015

Table of Contents    33

THE DIXIE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 26, 2015	December 27, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$281	$394
Receivables, net	50,806	50,524
Inventories	115,146	104,207
Prepaid expenses	3,362	5,970

TOTAL CURRENT ASSETS	169,595	161,095

PROPERTY, PLANT AND EQUIPMENT, NET	101,146	102,489
GOODWILL AND OTHER INTANGIBLES	6,461	6,766
OTHER ASSETS	21,016	20,097
TOTAL ASSETS	$298,218	$290,447

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$26,483	$22,108
Accrued expenses	34,338	29,307
Current portion of long-term debt	10,142	9,078
TOTAL CURRENT LIABILITIES	70,963	60,493

LONG-TERM DEBT	115,907	117,153
OTHER LONG-TERM LIABILITIES	20,544	19,824
TOTAL LIABILITIES	207,414	197,470

COMMITMENTS AND CONTINGENCIES (See Note 18)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 15,155,274 shares for 2015 and 15,007,423 shares for 2014	45,466	45,022
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 851,693 shares for 2015 and 764,191 shares for 2014	2,555	2,293
Additional paid-in capital	155,734	155,127
Accumulated deficit	(110,378)	(107,952)
Accumulated other comprehensive income (loss)	(2,573)	(1,513)
TOTAL STOCKHOLDERS' EQUITY	90,804	92,977
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$298,218	$290,447

See accompanying notes to the consolidated financial statements.

Table of Contents    34

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
NET SALES	$422,483	$406,588	$344,374
Cost of sales	316,253	311,091	258,804
GROSS PROFIT	106,230	95,497	85,570

Selling and administrative expenses	100,422	93,182	76,221
Other operating expense, net	872	904	494
Facility consolidation expenses	2,946	5,514	—
Impairment of assets	—	1,133	—
OPERATING INCOME (LOSS)	1,990	(5,236)	8,855

Interest expense	4,935	4,302	3,756
Other (income) expense, net	47	(154)	26
Gain on purchase of businesses	—	(11,110)	—
Refinancing expenses	—	—	94
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(2,992)	1,726	4,979
Income tax provision (benefit)	(714)	1,053	(577)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,278)	673	5,556
Loss from discontinued operations, net of tax	(148)	(608)	(266)
Loss on disposal of discontinued operations, net of tax	—	(1,467)	—
NET INCOME (LOSS)	$(2,426)	$(1,402)	$5,290

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.15)	$0.03	$0.42
Discontinued operations	(0.01)	(0.04)	(0.02)
Disposal of discontinued operations	0.00	(0.10)	0.00
Net income (loss)	$(0.16)	$(0.11)	$0.40

BASIC SHARES OUTSTANDING	15,536	14,382	12,737

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.15)	$0.03	$0.42
Discontinued operations	(0.01)	(0.04)	(0.02)
Disposal of discontinued operations	0.00	(0.10)	0.00
Net income (loss)	$(0.16)	$(0.11)	$0.40

DILUTED SHARES OUTSTANDING	15,536	14,544	12,852

DIVIDENDS PER SHARE:
Common Stock	$—	$—	$—
Class B Common Stock	—	—	—

See accompanying notes to the consolidated financial statements.

Table of Contents    35

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
NET INCOME (LOSS)	$(2,426)	$(1,402)	$5,290

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on interest rate swaps	(2,410)	(3,110)	381
Income taxes	(916)	(1,182)	145
Unrealized gain (loss) on interest rate swaps, net	(1,494)	(1,928)	236

Reclassification of loss into earnings from interest rate swaps (1)	777	372	284
Income taxes	295	141	108
Reclassification of loss into earnings from interest rate swaps, net	482	231	176

Amortization of unrealized loss on dedesignated interest rate swaps (1)	—	—	158
Income taxes	—	—	60
Amortization of unrealized loss on dedesignated interest rate swaps, net	—	—	98

Unrecognized net actuarial gain on postretirement benefit plans	48	67	32
Income taxes	18	26	12
Unrecognized net actuarial gain on postretirement benefit plans, net	30	41	20

Reclassification of net actuarial gain into earnings from postretirement benefit plans (2)	(40)	(31)	(35)
Income taxes	(15)	(12)	(13)
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(25)	(19)	(22)

Reclassification of prior service credits into earnings from postretirement benefit plans (2)	(86)	(88)	(88)
Income taxes	(33)	(34)	(34)
Reclassification of prior service credits into earnings from postretirement benefit plans, net	(53)	(54)	(54)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(1,060)	(1,729)	454

COMPREHENSIVE INCOME (LOSS)	$(3,486)	$(3,131)	$5,744

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

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$(2,278)	$673	$5,556
Loss from discontinued operations	(148)	(608)	(266)
Loss on disposal of discontinued operations	—	(1,467)	—
Net income (loss)	(2,426)	(1,402)	5,290

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of acquisitions:
Depreciation and amortization -
Continuing operations	14,119	12,850	10,230
Discontinued operations	—	59	32
Provision (benefit) for deferred income taxes	(730)	264	(1,037)
Net (gain) loss on property, plant and equipment disposals	(114)	11	195
Impairment of assets -
Continuing operations	—	1,133	—
Discontinued operations	—	2,363	—
Gain on purchase of businesses	—	(11,110)	—
Stock-based compensation expense	1,406	1,195	847
Excess tax benefits from stock-based compensation	(318)	(379)	(151)
Bad debt expense	146	399	40
Write-off of deferred financing costs	—	—	94
Changes in operating assets and liabilities:
Receivables	(335)	(1,686)	(11,519)
Inventories	(10,939)	743	(19,283)
Other current assets	751	679	(878)
Accounts payable and accrued expenses	7,606	(925)	11,642
Other operating assets and liabilities	(557)	(733)	(1,423)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	8,609	3,461	(5,921)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	68	473	48
Deposits on property, plant and equipment	—	(1,184)	—
Purchase of property, plant and equipment	(6,826)	(9,492)	(11,438)
Proceeds from sale of equity investment	—	870	—
Proceeds from sale of assets held for sale	—	5,501	—
Net cash paid in business acquisitions	—	(17,739)	(2,170)
NET CASH USED IN INVESTING ACTIVITIES	(6,758)	(21,571)	(13,560)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) borrowings on revolving credit facility	(2,328)	(2,378)	25,152
Borrowings on notes payable - buildings	6,290	—	—
Payments on notes payable - buildings	(705)	(35)	(10,141)
Payments on notes payable related to acquisitions	(1,840)	(1,761)	(852)
Borrowings on notes payable - equipment and other	1,923	5,193	6,741
Payments on notes payable - equipment and other	(4,387)	(3,017)	(2,063)
Payments on capital leases	(2,742)	(1,539)	(688)
Change in outstanding checks in excess of cash	1,816	(2,683)	1,350
Proceeds from equity offering, net of issuance costs	—	24,559	—
Proceeds from exercise of stock options	275	192	190
Repurchases of Common Stock	(584)	(497)	(207)
Excess tax benefits from stock-based compensation	318	379	151
Payments for debt issuance costs	—	(164)	(388)

Table of Contents    37

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,964)	18,249	19,245

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(113)	139	(236)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	394	255	491
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$281	$394	$255

	Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
SUPPLEMENTAL CASH FLOW INFORMATION:
Equipment purchased under capital leases	496	10,078	1,865
Equipment purchased under notes payable	2,850	4,925	—
Deposits utilized on purchased equipment, net	1,857	—	—
Building purchased under notes payable	—	8,330	—
Assets acquired in acquisitions, net of cash acquired	—	36,649	8,062
Liabilities assumed in acquisitions	—	(6,397)	(836)
Note payable related to acquisition	—	—	(3,749)
Accrued consideration for working capital adjustment in acquisitions	—	(216)	(1,307)
Accrued consideration for holdbacks in acquisition	—	(887)	—
Deposits on property, plant & equipment financed	—	(965)	—
Accrued purchases of equipment	200	—	—
Shortfall of tax benefits from stock-based compensation	(102)	(607)	—
Note receivable on sale of equipment	93	—	—

See accompanying notes to the consolidated financial statements.

Table of Contents    38

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands, except share data)

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 29, 2012	$36,522	$2,858	$136,744	$(111,840)	$(238)	$64,046
Common Stock issued - 50,464 shares	151	—	39	—	—	190
Repurchases of Common Stock - 38,815 shares	(116)	—	(91)	—	—	(207)
Restricted stock grants issued - 173,249 shares	346	174	(520)	—	—	—
Class B converted into Common Stock - 140,477 shares	421	(421)	—	—	—	—
Stock-based compensation expense	—	—	847	—	—	847
Excess tax benefits from stock-based compensation	—	—	151	—	—	151
Net income	—	—	—	5,290	—	5,290
Other comprehensive income	—	—	—	—	454	454
Balance at December 28, 2013	37,324	2,611	137,170	(106,550)	216	70,771
Common Stock issued - 30,952 shares	86	7	99	—	—	192
Common Stock issued under equity offering - 2,500,000 shares	7,500	—	17,059	—	—	24,559
Repurchases of Common Stock - 47,296 shares	(142)	—	(355)	—	—	(497)
Restricted stock grants issued - 101,315 shares	208	96	(304)	—	—	—
Restricted stock grants forfeited - 125,000 shares	(15)	(360)	375	—	—	—
Class B converted into Common Stock - 20,400 shares	61	(61)	—	—	—	—
Stock-based compensation expense	—	—	1,195	—	—	1,195
Excess tax benefits from stock-based compensation	—	—	(112)	—	—	(112)
Net loss	—	—	—	(1,402)	—	(1,402)
Other comprehensive loss	—	—	—	—	(1,729)	(1,729)
Balance at December 27, 2014	45,022	2,293	155,127	(107,952)	(1,513)	92,977
Common Stock issued - 53,372 shares	161	—	114	—	—	275
Common Stock issued under Directors' Stock Plan - 30,738	92	—	(92)	—	—	—
Repurchases of Common Stock - 64,304 shares	(193)	—	(391)	—	—	(584)
Restricted stock grants issued - 224,625 shares	326	347	(673)	—	—	—
Restricted stock grants forfeited - 9,078 shares	(27)	—	27	—	—	—
Class B converted into Common Stock - 28,459 shares	85	(85)	—	—	—	—
Stock-based compensation expense	—	—	1,406	—	—	1,406
Excess tax benefits from stock-based compensation	—	—	216	—	—	216
Net loss	—	—	—	(2,426)	—	(2,426)
Other comprehensive loss	—	—	—	—	(1,060)	(1,060)
Balance at December 26, 2015	$45,466	$2,555	$155,734	$(110,378)	$(2,573)	$90,804

See accompanying notes to the consolidated financial statements.

Table of Contents    39

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

Fiscal Year

The Company ends its fiscal year on the last Saturday of December. All references herein to "2015," "2014," and "2013," mean the fiscal years ended December 26, 2015, December 27, 2014, and December 28, 2013, respectively. All years presented contained 52 weeks.

Reclassifications

The Company reclassified certain amounts in 2014 and 2013 to conform to the 2015 presentation.

Discontinued Operations

The financial statements separately report discontinued operations and the results of continuing operations (See Note 21).

Cash and Cash Equivalents

Highly liquid investments with original maturities of three months or less when purchased are reported as cash equivalents.

Market Risk

The Company sells carpet to floorcovering retailers, the interior design, architectural and specifier communities and supplies carpet yarn and carpet dyeing and finishing services to certain manufacturers. The Company's customers are located principally throughout the United States. As a percentage of net sales, one customer accounted for approximately 9% in 2015, 9% in 2014 and 13% in 2013. No other customer accounted for more than 10% of net sales in 2015, 2014 or 2013, nor did the Company make a significant amount of sales to foreign countries during 2015, 2014 or 2013.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of identified net assets acquired in business combinations. The Company's goodwill is tested for impairment annually in the fourth quarter of each year or more frequently if events or circumstances indicate that the carrying value of goodwill associated with a reporting unit may not be fully recoverable.

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

Advertising Costs and Vendor Consideration

The Company engages in promotional and advertising programs that include rebates, discounts, points and cooperative advertising programs. Expenses relating to these programs are charged to results of operations during the period of the related benefits. These arrangements do not require significant estimates of costs. Substantially all such expenses are recorded as a deduction from sales. The cost of cooperative advertising programs is recorded as selling and administrative expenses when the Company can identify a tangible benefit associated with the program, and can reasonably estimate that the fair value of the benefit is equal to or greater than its cost. The amount of advertising and promotion expenses included in selling and administrative expenses was not significant for the years 2015, 2014, or 2013.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) - Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". The ASU was issued to change the requirements for reporting discontinued operations and to enhance the disclosures in this area. The ASU requires a disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations only if the disposal represents a strategic shift and will have a major effect on an entity's operations and financial results. The ASU was effective prospectively for disposals of a component in interim and annual reporting periods beginning after December 15, 2014. The adoption of this ASU did not have a material effect on the Company's Consolidated Financial Statements.

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

Management has not yet selected a transition method and is currently evaluating the impact of the pending adoption of this ASU on the Company’s Consolidated Financial Statements.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company does not believe the adoption of this ASU will have a significant impact on the Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The amendments in ASU 2015-03 require entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company early adopted this ASU and the impact of the adoption resulted in the reclassification of unamortized debt issuance costs of $1,056 in 2014 from other assets to long-term debt on the Company's Consolidated Balance Sheets.

In April 2015, the FASB issued ASU No. 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer's accounting for service contracts. The Company does not believe the adoption of this ASU will have a significant impact on the Consolidated Financial Statements.

In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company measures substantially all inventories using the LIFO method; therefore, the Company does not believe the adoption of this ASU will have a significant impact on the Consolidated Financial Statements.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. Effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not believe the adoption of this ASU will have a significant impact on the Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes," which requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The ASU is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company early adopted ASU 2015-17 and applied it retrospectively to all periods presented. In 2014, the Company presented a current deferred tax asset of $12,722 and a long-term deferred tax liability of $9,376. Upon adoption of the standard, the Company presented a non-current deferred tax asset of $3,346 in the Company's Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments─Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which addresses the recognition, measurement, presentation and disclosure of financial assets and liabilities. The ASU primarily affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not believe the adoption of this ASU will have a significant impact on the Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, "Leases - (Topic 842)" which requires the Company to present right-of-use assets and lease liabilities on the Company's balance sheet. The new guidance will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the impact of the adoption of this ASU on the Company's Consolidated Financial Statements.

NOTE 3 - RECEIVABLES, NET

Receivables are summarized as follows:

	2015	2014
Customers, trade	$46,110	$46,422
Other receivables	5,166	4,552
Gross receivables	51,276	50,974
Less allowance for doubtful accounts	(470)	(450)
Receivables, net	$50,806	$50,524

Bad debt expense was $146 in 2015, $399 in 2014, and $40 in 2013.

NOTE 4 - INVENTORIES

Inventories are summarized as follows:

	2015	2014
Raw materials	$46,164	$40,649
Work-in-process	21,306	19,976
Finished goods	58,037	57,913
Supplies and other	192	126
LIFO reserve	(10,553)	(14,457)
Inventories	$115,146	$104,207

Table of Contents    44

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	2015	2014
Land and improvements	$7,610	$7,327
Buildings and improvements	61,396	61,557
Machinery and equipment	174,636	170,620
Assets under construction	2,819	966
	246,461	240,470
Accumulated depreciation	(145,315)	(137,981)
Property, plant and equipment, net	$101,146	$102,489

Depreciation of property, plant and equipment, including amounts for capital leases, totaled $13,525 in 2015, $12,212 in 2014 and $9,834 in 2013.

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

The acquisition was accounted for as a business combination which generally requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The acquisition did not represent a significant business combination. The fair value of the net assets acquired exceeded the purchase price resulting in a bargain purchase of $10,937 ($6,781 after tax). The following table summarizes the fair values of the assets acquired and liabilities assumed as of March 19, 2014 based on the purchase price allocation. The components of the purchase price allocation consisted of the following:

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

The Company determined that it was impracticable to provide comparative pro forma financial information related to the acquisition. Significant estimates of amounts to be included in pro forma financial information would be required and subject to an inordinate level of subjectivity. Net sales related to Atlas included in the Company’s Consolidated Statement of Operations from the date of the acquisition to December 27, 2014 was $37,620. Net sales for 2015 for Atlas was $44,247.

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

Since 1979, Burtco has created high-quality, custom-crafted carpet designed for the hospitality industry. Burtco manufactures both wool and solution-dyed computer yarn placement (CYP) products that are used in public spaces and hotel guest rooms. These products broaden the product offerings for commercial applications under the Company's Masland Contract brand.

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

2013 Acquisition

Robertex Associates, Inc.

On June 30, 2013, the Company acquired Robertex Associates, Inc. ("Robertex") from Robert P. Rothman. The Company acquired all the outstanding shares of capital stock of Robertex for an aggregate purchase price of $7,334, which included cash of $2,278, a seller-financed note of $3,749 and an accrued contingent liability of $1,307. The seller-financed note consists of five annual payments of principal and interest. The accrued contingent liability is payable in five annual payments based upon incremental growth in gross margins of selected products for five years subsequent to the acquisition. The Company has incurred direct incremental costs of approximately $350 related to this acquisition. These incremental costs are classified in selling and administrative

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

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill is $3,389 as of December 26, 2015 and December 27, 2014. The following table represents the details of the Company's intangible assets subject to amortization:

	2015			2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$208	$(48)	$160	$208	$(32)	$176
Rug design coding	144	(43)	101	144	(29)	115
Trade names	3,300	(489)	2,811	3,300	(214)	3,086
Total	$3,652	$(580)	$3,072	$3,652	$(275)	$3,377

During 2014, the Company discontinued its Carousel operations which resulted in the impairment of customer relationships of $786 and trade names of $1,271 (See Note 21). These amounts have been included in the loss on disposal of discontinued operations in the Company's Consolidated Statements of Operations.

Amortization expense for intangible assets is summarized as follows:

	2015	2014	2013
Customer relationships	$16	$59	$40
Rug design coding	14	15	14
Trade names	275	277	34
Amortization expense	$305	$351	$88

Table of Contents    47

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

The estimated future amortization expense during each of the next five fiscal years is as follows:

Year	Amount
2016	$305
2017	305
2018	305
2019	305
2020	305

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	2015	2014
Compensation and benefits (1)	$9,173	$8,894
Provision for customer rebates, claims and allowances	8,995	7,960
Advanced customer deposits	6,674	3,501
Outstanding checks in excess of cash	3,006	1,190
Other	6,490	7,762
Accrued expenses	$34,338	$29,307

(1)	Includes a liability related to the Company's self-insured Workers' Compensation program. This program is collateralized by letters of credit in the aggregate amount of $1,847.

NOTE 9 - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products. Product warranty reserves are included in accrued expenses in the Company's Consolidated Financial Statements. The following is a summary of the Company's product warranty activity.

	2015	2014
Product warranty reserve at beginning of period	$2,214	$1,850
Warranty reserve assumed in business combination	—	209
Warranty liabilities accrued	6,201	4,720
Warranty liabilities settled	(8,695)	(5,102)
Changes for pre-existing warranty liabilities	2,439	537
Product warranty reserve at end of period	$2,159	$2,214

Table of Contents    48

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

NOTE 10 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	2015	2014
Revolving credit facility	$80,569	$82,897
Notes payable - buildings	13,881	8,295
Acquisition note payable - Development Authority of Gordon County	2,314	3,413
Acquisition note payable - Robertex	2,321	3,062
Notes payable - equipment and other	15,008	14,623
Capital lease obligations	12,751	14,998
Deferred financing costs, net	(795)	(1,057)
Total long-term debt	126,049	126,231
Less: current portion of long-term debt	(10,142)	(9,078)
Long-term debt	$115,907	$117,153

Revolving Credit Facility

The revolving credit facility provides for a maximum of $150,000 of revolving credit, subject to borrowing base availability. The borrowing base is currently equal to specified percentages of the Company's eligible accounts receivable, inventories, fixed assets and real property less reserves established, from time to time, by the administrative agent under the facility. The revolving credit facility matures on March 14, 2019. The revolving credit facility is secured by a first priority lien on substantially all of the Company's assets.

At the Company's election, advances of the revolving credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2 or 3 month periods, as selected by the Company, plus an applicable margin of either 1.50%, 1.75% or 2.00%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate plus 1.00%, plus an applicable margin of either 0.50%, 0.75% or 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. The Company pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.375% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 2.23% at December 26, 2015 and 2.29% at December 27, 2014.

The revolving credit facility includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations. The revolving credit facility requires the Company to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability was less than $16,500. As of December 26, 2015, the unused borrowing availability under the revolving credit facility was $39,821. As of December 26, 2015, the Company's fixed charge coverage ratio was less than 1.1 to 1.0, accordingly, the unused availability accessible by the Company is the amount above $16,500.

Notes Payable - Buildings

On November 7, 2014, the Company entered into a ten-year $8,330 note payable to purchase a previously leased distribution center in Adairsville, Georgia. The note payable is scheduled to mature on November 7, 2024 and is secured by the distribution center. The note payable bears interest at a variable rate equal to one-month LIBOR plus 2.0% and is payable in equal monthly installments of principal of $35, plus interest calculated on the declining balance of the note, with a final payment of $4,165 due on maturity. In addition, the Company entered into an interest rate swap with an amortizing notional amount effective November 7, 2014 which effectively fixes the interest rate at 4.50%.

On January 23, 2015, the Company entered into a ten-year $6,290 note payable to finance an owned facility in Saraland, Alabama. The note payable is scheduled to mature on January 7, 2025 and is secured by the facility. The note payable bears interest at a variable rate equal to one-month LIBOR plus 2.0% and is payable in equal monthly installments of principal of $26, plus interest calculated on the declining balance of the note, with a final payment of $3,145 due on maturity. In addition, the Company entered into a forward interest rate swap with an amortizing notional amount effective January 7, 2017 which effectively fixes the interest rate at 4.30%.

Table of Contents    49

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

Acquisition Note Payable - Development Authority of Gordon County

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

Notes Payable - Equipment and Other

The Company's equipment financing notes have terms ranging from 3 to 7 years, bear interest ranging from 1.00% to 6.86% and are due in monthly or quarterly installments through their maturity dates. In connection with certain of the notes, the Company is required to maintain funds in a separate escrow account. At December 26, 2015 and December 27, 2014, the balances held were $0 and $574, respectively, and are included in other current assets on the Company’s Consolidated Balance Sheets. The Company's equipment financing notes are secured by the specific equipment financed and do not contain any financial covenants.

Capital Lease Obligations

The Company's capitalized lease obligations have terms ranging from 3 to 7 years, bear interest ranging from 2.90% to 7.37% and are due in monthly or quarterly installments through their maturity dates. The Company's capital lease obligations are secured by the specific equipment leased.

Interest Payments and Debt Maturities

Interest payments for continuing operations were $4,449 in 2015, $3,757 in 2014, and $3,067 in 2013. Maturities of long-term debt for periods following December 26, 2015 are as follows:

	Long-Term Debt	Capital Leases	Total
		(See Note 18)
2016	$7,124	$3,018	$10,142
2017	5,687	3,044	8,731
2018	4,584	2,804	7,388
2019	83,330	1,623	84,953
2020	1,866	1,362	3,228
Thereafter	11,501	901	12,402
Total maturities of long-term debt	$114,092	$12,752	$126,844
Deferred financing costs, net	(795)	—	(795)
Total long-term debt	$113,297	$12,752	$126,049

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

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Balance Sheets as of December 26, 2015 and December 27, 2014:

	2015	2014	Fair Value Hierarchy Level
Assets:
Interest rate swaps (1)	$—	$34	Level 2

Liabilities:
Interest rate swaps (1)	$4,689	$3,040	Level 2
Contingent consideration (2)	584	1,855	Level 3

(1)
The Company uses certain external sources in deriving the fair value of the interest rate swaps. The interest rate swaps were valued using observable inputs (e.g., LIBOR yield curves, credit spreads). Valuations of interest rate swaps may fluctuate considerably from period-to-period due to volatility in underlying interest rates, which are driven by market conditions and the duration of the instrument. Credit adjustments could have a significant impact on the valuations due to changes in credit ratings of the Company or its counterparties.

(2)
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

Changes in the fair value measurements using significant unobservable inputs (Level 3) during the years ending December 26, 2015 and December 27, 2014 were as follows:

	2015	2014
Beginning balance	$1,855	$2,751
Fair value adjustments	(657)	(625)
Settlements	(614)	(271)
Ending balance	$584	$1,855

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during 2015 or 2014. If any, the Company recognizes the transfers in or transfers out at the end of the reporting period.

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	2015		2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$281	$281	$394	$394
Notes receivable, including current portion	282	282	282	282
Interest rate swaps	—	—	34	34
Financial Liabilities:
Long-term debt and capital leases, including current portion	126,049	123,318	126,231	118,719
Interest rate swaps	4,689	4,689	3,040	3,040

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

The following is a summary of the Company's interest rate swaps as of December 26, 2015:

Type	Notional Amount		Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$10,000		October 3, 2011 through September 1, 2016	1.330%	1 Month LIBOR
Interest rate swap	$10,000		March 1, 2013 through September 1, 2016	1.620%	1 Month LIBOR
Interest rate swap	$5,000		June 1, 2013 through September 1, 2016	1.700%	1 Month LIBOR
Interest rate swap	$25,000		September 1, 2016 through September 1, 2021	3.105%	1 Month LIBOR
Interest rate swap	$25,000		September 1, 2015 through September 1, 2021	3.304%	1 Month LIBOR
Interest rate swap	$7,879	(1)	November 7, 2014 through November 7, 2024	4.500%	1 Month LIBOR
Interest rate swap	$5,661	(2)	January 7, 2017 through January 7, 2025	4.300%	1 Month LIBOR
(1) Interest rate swap notional amount amortizes by $35 monthly to maturity.
(2) Interest rate swap notional amount amortizes by $26 monthly to maturity.

The following table summarizes the fair values of derivative instruments included in the Company's Consolidated Balance Sheets:

	Location on Consolidated Balance Sheets	Fair Value
		2015	2014
Asset Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Other Assets	$—	$34
Total Asset Derivatives		$—	$34

Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued Expenses	$1,159	$650
Interest rate swaps, long-term portion	Other Long-Term Liabilities	3,530	2,390
Total Liability Derivatives		$4,689	$3,040

The following tables summarize the pre-tax impact of derivative instruments on the Company's financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	2015	2014	2013
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(2,410)	$(3,110)	$381

	Amount of Gain or (Loss) Reclassified from AOCIL on the effective portion into Income (1)(2)
	2015	2014	2013
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(777)	$(372)	$(442)

(1)	The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's Consolidated Statements of Operations.

(2)	The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to fiscal 2015 is $1,159.

Table of Contents    52

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

The amount of gain (loss) recognized in income on the ineffective portion of interest rate swaps, if any, is included in other (income) expense, net on the Company's Consolidated Statements of Operations. There was no ineffective portion for the periods presented.

NOTE 13 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers a significant portion, or approximately 86% of the Company's associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $454 in 2015, $382 in 2014 and $610 in 2013.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers those associates at one facility who are under a collective-bargaining agreement, or approximately 14% of the Company's associates. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $82 in 2015, $87 in 2014 and $86 in 2013.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations owed to participants under this plan were $14,155 at December 26, 2015 and $14,331 at December 27, 2014 and are included in other long-term liabilities in the Company's Consolidated Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $14,981 at December 26, 2015 and $15,316 at December 27, 2014 and is included in other assets in the Company's Consolidated Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees.These union-represented employees represented approximately 14% of the Company's total employees. The risks of participating in multi-employer plans are different from single-employer plans. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If the Company chooses to stop participating in the multi-employer plan, the Company may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company's participation in the multi-employer pension plan for 2015 is provided in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number (EIN) and the three digit plan number. The most recent Pension Protection Act (PPA) zone status available in 2015 and 2014 is for the plan's year-end at 2014 and 2013, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates a plan for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented (1)	Contributions (2)			Surcharge Imposed (1)	Expiration Date of Collective-Bargaining Agreement
		2015	2014		2015	2014	2013
The Pension Plan of the National Retirement Fund	13-6130178 - 001	Red	Red	Implemented	$268	$279	$279	Yes	6/3/2017

(1) The collective-bargaining agreement requires the Company to contribute to the plan at the rate of $0.47 per compensated hour for each covered employee. The Company will make additional contributions, as mandated by law, in accordance with the fund's 2010 Rehabilitation Plan which required a surcharge equal to $0.03 per hour (from $0.47 to $0.50) effective June 1, 2014 to May 31, 2015 and a surcharge equal to $0.03 per hour (from $0.50 to $0.53) effective June 1, 2015 to May 31, 2016, respectively. Based upon current employment and benefit levels, the Company's contributions to the multi-employer pension plan are expected to be approximately $281 for 2016.
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

Information about the benefit obligation and funded status of the Company's postretirement benefit plans is summarized as follows:

	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$315	$596
Service cost	7	7
Interest cost	18	22
Participant contributions	2	12
Actuarial gain	(48)	(317)
Benefits paid	(5)	(5)
Medicare Part D subsidy	1	—
Benefit obligation at end of year	290	315

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	2	(7)
Participant contributions	2	12
Benefits paid	(5)	(5)
Medicare Part D subsidy	1	—
Fair value of plan assets at end of year	—	—
Unfunded amount	$(290)	$(315)

The balance sheet classification of the Company's liability for postretirement benefit plans is summarized as follows:

	2015	2014
Accrued expenses	$12	$15
Other long-term liabilities	278	300
Total liability	$290	$315

Benefits expected to be paid on behalf of associates for postretirement benefit plans during the period 2016 through 2025 are summarized as follows:

Years	Postretirement Plans
2016	$12
2017	11
2018	11
2019	11
2020	11
2021 - 2025	61

Table of Contents    54

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

Assumptions used to determine benefit obligations of the Company's postretirement benefit plans are summarized as follows:

	2015	2014
Weighted-average assumptions as of year-end:
Discount rate (benefit obligations)	4.25%	4.73%

Assumptions used and related effects of health care cost are summarized as follows:

	2015	2014
Health care cost trend assumed for next year	8.00%	8.00%
Rate to which the cost trend is assumed to decline	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2017	2016

The effect of a 1% change in the health care cost trend on the Company's postretirement benefit plans is summarized as follows:

	2015		2014
	1% Increase	1% Decrease	1% Increase	1% Decrease
Accumulated postretirement benefit obligation	$—	$—	$2	$(2)

Components of net periodic benefit cost (credit) for all postretirement plans are summarized as follows:

	2015	2014	2013
Service cost	$7	$7	$7
Interest cost	18	22	23
Amortization of prior service credits	(86)	(88)	(88)
Recognized net actuarial gains	(40)	(31)	(35)
Settlement gain	—	(251)	(105)
Net periodic benefit cost (credit)	$(101)	$(341)	$(198)

Pre-tax amounts included in AOCIL for the Company's postretirement benefit plans at 2015 are summarized as follows:

	Postretirement Benefit Plans
	Balance at 2015	2016 Expected Amortization
Prior service credits	$(16)	$(4)
Unrecognized actuarial gains	(435)	(40)
Totals	$(451)	$(44)

Table of Contents    55

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

NOTE 14 - INCOME TAXES

The provision (benefit) for income taxes on income (loss) from continuing operations consists of the following:

	2015	2014	2013
Current
Federal	$277	$1,081	$282
State	(261)	(292)	178
Total current	16	789	460

Deferred
Federal	(641)	232	(955)
State	(89)	32	(82)
Total deferred	(730)	264	(1,037)
Income tax provision (benefit)	$(714)	$1,053	$(577)

Differences between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before taxes are summarized as follows:

	2015	2014	2013
Federal statutory rate	35%	35%	35%
Statutory rate applied to income (loss) from continuing operations before taxes	$(1,047)	$604	$1,743
Plus state income taxes, net of federal tax effect	(227)	(169)	96
Total statutory provision (benefit)	(1,274)	435	1,839
Increase (decrease) attributable to:
Nondeductible meals and entertainment	147	143	112
Domestic production activities deduction	—	112	(208)
Federal tax credits	(441)	(483)	(1,612)
Reserve for uncertain tax positions	35	109	286
Goodwill	(124)	(124)	283
Change in valuation allowance	977	569	(1,190)
Non-taxable insurance proceeds	—	—	(71)
Stock-based compensation	—	117	—
Other items	(34)	175	(16)
Income tax provision (benefit)	$(714)	$1,053	$(577)

In 2015, the Company increased valuation allowances by $977 related to state income tax loss carryforwards and state income tax credit carryforwards to reflect the estimated amount of deferred tax assets that may not be realized during the carryforward periods.

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

Income tax payments, net of income tax refunds received for continuing and discontinued operations were $48 in 2015, $345 in 2014 and $58 in 2013.

Table of Contents    56

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

Significant components of the Company's deferred tax assets and liabilities are as follows:

	2015	2014
Deferred tax assets:
Inventories	$3,927	$2,842
Retirement benefits	3,337	3,215
State net operating losses	3,563	3,417
Federal net operating losses	4,345	3,503
State tax credit carryforwards	1,731	1,740
Federal tax credit carryforwards	2,943	2,472
Allowances for bad debts, claims and discounts	3,688	3,175
Other	4,856	4,776
Total deferred tax assets	28,390	25,140
Valuation allowance	(5,294)	(4,317)
Net deferred tax assets	23,096	20,823

Deferred tax liabilities:
Property, plant and equipment	18,370	17,477
Total deferred tax liabilities	18,370	17,477

Net deferred tax asset	$4,726	$3,346

At December 26, 2015, $4,345 of deferred tax assets related to approximately $12,415 of federal net operating loss carryforwards and $3,563 of deferred tax assets related to approximately $80,881 of state net operating loss carryforwards. In addition, $2,943 of federal tax credit carryforwards and $1,731 of state tax credit carryforwards were available to the Company. The federal net operating loss carryforwards and the federal tax credit carryforwards will expire between 2030 and 2036. The state net operating loss carryforwards and the state tax credit carryforwards will expire between 2016 and 2036. A valuation allowance of $5,294 is recorded to reflect the estimated amount of deferred tax assets that may not be realized during the carryforward periods. At December 26, 2015, the Company is in a net deferred tax asset position of $4,726 which is included in other assets in the Company's Consolidated Balance Sheets. The Company performed an analysis related to the net deferred tax asset and believes that the net tax asset is recoverable in future periods.

Tax Uncertainties

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $375 and $400 at December 26, 2015 and December 27, 2014, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of December 26, 2015 and December 27, 2014.

The following is a summary of the change in the Company's unrecognized tax benefits:

	2015	2014	2013
Balance at beginning of year	$400	$291	$5
Additions based on tax positions taken during a prior period	—	—	250
Additions based on tax positions taken during a current period	35	109	41
Reductions related to settlement of tax matters	(60)	—	—
Reductions related to a lapse of applicable statute of limitations	—	—	(5)
Balance at end of year	$375	$400	$291

The Company and its subsidiaries are subject to United States federal income taxes, as well as income taxes in a number of state jurisdictions. The tax years subsequent to 2011 remain open to examination for U.S. federal income taxes. The majority of state jurisdictions remain open for tax years subsequent to 2011. A few state jurisdictions remain open to examination for tax years subsequent to 2010.

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

On May 20, 2014, the Company completed an equity offering of 2,500,000 shares of Common Stock at a price of $10.65 per share, raising approximately $24,559 after deducting underwriter fees and costs directly related to the offering. The Company used the net proceeds from the offering for general corporate purposes and to reduce the balance under the Company's revolving credit facility, including borrowings associated with the acquisition of Atlas Carpet Mills.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	2015	2014	2013
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(2,278)	$673	$5,556
Less: Allocation of earnings to participating securities	—	(197)	(218)
Income (loss) from continuing operations available to common shareholders - basic	$(2,278)	$476	$5,338
Basic weighted-average shares outstanding (1)	15,536	14,382	12,737
Basic earnings (loss) per share - continuing operations	$(0.15)	$0.03	$0.42

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to common shareholders - basic	$(2,278)	$476	$5,338
Add: Undistributed earnings reallocated to unvested shareholders	—	3	2
Income (loss) from continuing operations available to common shareholders - basic	$(2,278)	$479	$5,340
Basic weighted-average shares outstanding (1)	15,536	14,382	12,737
Effect of dilutive securities:
Stock options (2)	—	97	54
Directors' stock performance units (2)	—	65	61
Diluted weighted-average shares outstanding (1)(2)	15,536	14,544	12,852
Diluted earnings (loss) per share - continuing operations	$(0.15)	$0.03	$0.42

(1)	Includes Common and Class B Common shares, in thousands.

(2)
Because their effects are anti-dilutive, shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded. Aggregate shares excluded were 333 in 2015, 434 in 2014 and 510 in 2013.

Table of Contents    58

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

NOTE 16 - STOCK PLANS AND STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Condensed Financial Statements. The number of shares to be issued is determined by dividing the specified dollar value of the award by the market value per share on the grant date. The Company's stock compensation expense was $1,406 in 2015, $1,195 in 2014 and $847 in 2013.

2006 Stock Awards Plan

The Company has a Stock Awards Plan, ("2006 Plan"), as amended, which provides for the issuance of up to 1,800,000 shares of Common Stock and/or Class B Common Stock as stock-based or stock-denominated awards to directors of the Company and to salaried employees of the Company and its participating subsidiaries.

Restricted Stock Awards

Each executive officer has the opportunity to earn a Primary Long-Term Incentive Award of restricted stock and separately receive an award of restricted stock denominated as “Career Shares.” The number of shares issued, if any, is based on the market price of the Company’s Common Stock at the time of grant of the award, subject to a $5.00 per share minimum value. Primary Long-Term Incentive Awards vest over 3 years. For participants over age 60, Career Share Awards fully vest when the participant becomes (i) qualified to retire from the Company and (ii) has retained such shares 2 years following the grant date. For the participants under age 60, Career Shares vest ratably over 5 years beginning on the participant's 61st birthday.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

Restricted stock activity for the three years ended December 26, 2015 is summarized as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 29, 2012	464,886	$6.57
Granted	173,249	5.19
Vested	(112,336)	4.15
Outstanding at December 28, 2013	525,799	6.64
Granted	101,315	15.68
Vested	(144,875)	4.50
Forfeited	(125,000)	12.78
Outstanding at December 27, 2014	357,239	7.92
Granted	224,625	9.36
Vested	(155,991)	7.18
Forfeited	(9,078)	10.97
Outstanding at December 26, 2015	416,795	$8.90

As of December 26, 2015, unrecognized compensation cost related to unvested restricted stock was $2,532. That cost is expected to be recognized over a weighted-average period of 5.0 years. The total fair value of shares vested was approximately $1,410, $1,512 and $669 during the year 2015, 2014 and 2013, respectively.

Stock Performance Units

Prior to 2014, the Company's non-employee directors received an annual retainer of $12 in cash and $12 in value of Stock Performance Units (subject to a $5.00 minimum per unit) under the Director's Stock Plan.  In 2014 and 2015, the Company's non-employee directors received $18 in cash and $18 in value of Stock Performance Units. If market value at the date of the grants is above $5.00 per share; there is no reduction in the number of units issued. However, if the market value at the date of the grants is below $5.00, units will be reduced to reflect the $5.00 per share minimum. Upon retirement, the Company issues the number of shares of Common Stock equivalent to the number of Stock Performance Units held by non-employee directors at that time.  As of December 26, 2015, 91,032 Stock Performance Units were outstanding under this plan.

Stock Options

All stock options issued under the Company's 2000 Plan were exercisable generally at a cumulative rate of 25% per year after the second year from the date the options were granted. Options granted under the Company's 2006 Plan are exercisable for periods determined at the time the awards are granted. Effective 2009, the Company established a $5.00 minimum exercise price on all options granted. No options were granted during 2015, 2014 or 2013.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

Option activity for the three years ended December 26, 2015 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Fair Value of Options Granted During the Year
Outstanding at December 29, 2012	697,407	$11.00		$—
Exercised	(37,052)	5.15		—
Outstanding at December 28, 2013	660,355	11.33		—
Exercised	(53,950)	10.22		—
Forfeited	(167,170)	14.36		—
Outstanding at December 27, 2014	439,235	10.31		—
Exercised	(89,435)	6.78		—
Forfeited	(246,300)	13.82		—
Outstanding at December 26, 2015	103,500	$5.00	3.9	$—

Options exercisable at:
December 28, 2013	630,855	$11.63		—
December 27, 2014	439,235	10.31		—
December 26, 2015	103,500	5.00	3.9	—

At December 26, 2015, the intrinsic value of outstanding stock options was $59 and the intrinsic value of exercisable stock options was $59. The intrinsic value of stock options exercised during the years ended 2015, 2014 and 2013 was $221, $140 and $206, respectively. At December 26, 2015, there was no unrecognized compensation expense related to unvested stock options.

Table of Contents    61

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 29, 2012	(654)	416	(238)
Unrealized gain (loss) on interest rate swaps, net of tax of $145	236	—	236
Reclassification of loss into earnings from interest rate swaps, net of tax of $108	176	—	176
Amortization of unrealized loss on dedesignated interest rate swaps, net of tax of $60	98	—	98
Unrecognized net actuarial gain on postretirement benefit plans, net of tax of $12	—	20	20
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $13	—	(22)	(22)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $34	—	(54)	(54)
Balance at December 28, 2013	(144)	360	216
Unrealized loss on interest rate swaps, net of tax of $1,182	(1,928)	—	(1,928)
Reclassification of loss into earnings from interest rate swaps, net of tax of $141	231	—	231
Unrecognized net actuarial gain on postretirement benefit plans, net of tax of $26	—	41	41
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $12	—	(19)	(19)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $34	—	(54)	(54)
Balance at December 27, 2014	(1,841)	328	(1,513)
Unrealized loss on interest rate swaps, net of tax of $916	(1,494)	—	(1,494)
Reclassification of loss into earnings from interest rate swaps, net of tax of $295	482	—	482
Unrecognized net actuarial gain on postretirement benefit plans, net of tax of $18	—	30	30
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $15	—	(25)	(25)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $33	—	(53)	(53)
Balance at December 26, 2015	$(2,853)	$280	$(2,573)

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Commitments

The Company had purchase commitments of $1,737 at December 26, 2015, primarily related to machinery and equipment. The Company enters into fixed-price contracts with suppliers to purchase natural gas to support certain manufacturing processes. The Company had contract purchases of $1,151 in 2015, $977 in 2014 and $1,109 in 2013. At December 26, 2015, the Company has commitments to purchase natural gas of $900 for 2016, $626 for 2017 and $355 for 2018.

Table of Contents    62

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

The Company leases certain equipment under capital leases and certain buildings, machinery and equipment under operating leases. Commitments for minimum rentals under non-cancelable leases, including any applicable rent escalation clauses, are as follows:

	Capital Leases	Operating Leases
2016	$3,611	$3,220
2017	3,477	3,171
2018	3,080	2,937
2019	1,783	2,084
2020	1,444	1,661
Thereafter	922	5,309
Total commitments	14,317	18,382
Less amounts representing interest	(1,566)	—
Total	$12,751	$18,382

Rental expense was approximately $3,593, $4,066 and $2,434 during the years 2015, 2014 and 2013, respectively.

Property, plant and equipment includes machinery and equipment under capital leases which have asset cost and accumulated depreciation of $16,654 and $3,985, respectively, at December 26, 2015, and $16,353 and $2,033, respectively, at December 27, 2014.

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

The Company is one of multiple parties to two lawsuits, both filed in Madison County Illinois, styled Sandra D. Watts, Individually and as Special Administrator of the Estate of Dianne Averett, Deceased vs. 4520 Corp., Inc. f/k/a Benjamin F. Shaw Company, et al No. 12-L-2032 and styled Brenda Bridgeman, Individually and as Special Administrator of the Estate of Robert Bridgeman, Deceased, vs. American Honda Motor Co., Inc., f/k/a Metropolitan Life Insurance Co., et al No. 15-L-374. Each lawsuit has a claim for damages to be determined in excess of $50 filed on behalf of the estate of an individual which alleges that the deceased contracted mesothelioma as a result of exposure to asbestos while employed by the Company. Discovery in both matters is ongoing, and tentative trial dates of February 2017 and January 2018 have been set. The Company has denied liability, is defending the matters vigorously and is unable to estimate its potential exposure to loss, if any, at this time.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

NOTE 19 - OTHER (INCOME) EXPENSE

Other operating (income) expense, net is summarized as follows:

	2015	2014	2013
Other operating (income) expense, net:
Insurance proceeds	$—	$—	$(202)
(Gain) loss on property, plant and equipment disposals	(114)	(30)	195
Loss on currency exchanges	602	587	217
Amortization of intangibles	305	351	88
Retirement expenses	212	135	154
Contract settlement	—	—	172
Miscellaneous (income) expense	(133)	(139)	(130)
Other operating (income) expense, net	$872	$904	$494

Other (income) expense, net is summarized as follows:

	2015	2014	2013
Other (income) expense, net:
Earnings from equity investments	14	(209)	—
Loss on sale of non-operating assets	—	41	—
Miscellaneous (income) expense	33	14	26
Other (income) expense, net	$47	$(154)	$26

NOTE 20 - FACILITY CONSOLIDATION EXPENSES

2014 Warehousing, Distribution & Manufacturing Consolidation Plan

The Company developed a plan to align its warehousing, distribution and manufacturing to support its growth and manufacturing strategy resulting in better cost structure and improved distribution capabilities and customer service. The key element and first major step of this plan was the acquisition of a facility to serve as a finished goods warehouse and a cut-order and distribution center in Adairsville, Georgia. Costs related to the consolidation include moving and relocation expenses, information technology expenses and expenses relating to conversion and realignment of equipment. In addition, this plan includes the elimination of both carpet dyeing and yarn dyeing in the Company's Atmore, Alabama facility designed to more fully accommodate the distribution and manufacturing realignment. As a result, the dyeing operations in Atmore were moved to the Company's continuous dyeing facility, skein dyeing operation and other outside dyeing processors. These costs should be completed in the first half of fiscal 2016. In addition, certain machinery and equipment was disposed of resulting in an impairment charge during 2014.

2014 Atlas Integration Plan

As a part of the March 19, 2014 acquisition of Atlas, the Company developed a plan to close the operations of the Atlas dyeing facility in Los Angeles and move the carpet dyeing of their products to the Company's dyeing operation located in Santa Ana, California. Costs related to the consolidation include equipment relocation, computer systems modifications and severance costs. These costs were completed in fiscal 2015.

2015 Corporate Office Consolidation Plan

In April 2015, the Company's Board of Directors approved the Corporate Office Consolidation Plan, to cover the costs of consolidating three of the Company's existing leased divisional and corporate offices to a single leased facility located in Dalton, Georgia. The Company paid a fee to terminate one of the leases, did not renew a second facility and vacated the third facility. Related to the vacated facility, the Company recorded the estimated costs related to the fulfillment of its contractual lease obligation and on-going facilities maintenance, net of an estimate of sub-lease expectations. Costs related to the consolidation include the lease termination fee, contractual lease obligations and moving costs.

Table of Contents    64

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

Costs related to the facility consolidation plans are summarized as follows:

					As of December 27, 2014
	Accrued Balance at December 28, 2013	2014 Expenses (1)	2014 Cash Payments	Accrued Balance at December 27, 2014	Total Costs Incurred to Date	Total Expected Costs
Warehousing, Distribution and Manufacturing Consolidation Plan	$—	$4,047	$(4,047)	$—	$4,047	$5,398
Atlas Integration Plan	—	1,467	(1,467)	—	1,467	1,846
Corporate Office Consolidation Plan	—	—	—	—	—	—
Total All Plans	$—	$5,514	$(5,514)	$—	$5,514	$7,244

Asset impairments (2)		$1,133			$1,133	$1,133

					As of December 26, 2015
	Accrued Balance at December 27, 2014	2015 Expenses (1)	2015 Cash Payments	Accrued Balance at December 26, 2015	Total Costs Incurred to Date	Total Expected Costs
Warehousing, Distribution and Manufacturing Consolidation Plan	$—	$2,016	$(2,016)	$—	$6,063	$6,469
Atlas Integration Plan	—	202	(202)	—	1,669	1,669
Corporate Office Consolidation Plan	—	728	(387)	341	728	788
Total All Plans	$—	$2,946	$(2,605)	$341	$8,460	$8,926

Asset impairments (2)		$—			$1,133	$1,133

(1) Costs incurred under these plans are classified as "facility consolidation expenses" in the Company's Consolidated Statements of Operations.
(2) Asset impairments under these plans, when applicable, are classified as "loss on impairments" in the Company's Consolidated Statements of Operations.

NOTE 21 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	2015	2014	2013

Net sales - Carousel operations	$417	$1,168	$691

Income (loss) from discontinued operations:
Income (loss) from Carousel operations	$(116)	$(863)	$(264)
Workers' compensation costs from former textile operations	(53)	(55)	(23)
Environmental remediation costs from former textile operations	(68)	(62)	(74)
Loss from discontinued operations, before taxes	$(237)	$(980)	$(361)
Income tax benefit	(89)	(372)	(95)
Loss from discontinued operations, net of tax	$(148)	$(608)	$(266)

Loss on disposal of Carousel discontinued operations before income taxes	$—	$(2,363)	$—
Income tax benefit	—	(896)	—
Loss on disposal of discontinued operations, net of tax	$—	$(1,467)	$—

Table of Contents    65

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

In the fourth quarter of 2014, the Company discontinued the Carousel specialty tufting and weaving operation that was part of the 2013 Robertex, Inc. acquisition. As a result, the Company had a loss on the disposal of the discontinued operation which included the impairment of certain intangibles associated with Carousel and its related machinery and equipment. Operating results associated with Carousel have been classified as discontinued operations for all periods presented.

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

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations of $1,591 and $1,637 as of December 26, 2015 and December 27, 2014, respectively. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from our estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

NOTE 22 - RELATED PARTY TRANSACTIONS

The Company is a party to a 5-year lease with the seller of Atlas Carpet Mills, Inc. to lease three manufacturing facilities as part of the acquisition in 2014. The lessor is controlled by an associate of the Company. Rent paid to the lessor during 2015 and 2014 was $458 and $343, respectively. The lease was based on current market values for similar facilities.

The Company purchases a portion of its product needs in the form of fiber, yarn and carpet from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of the Company. Mr. Shaw holds approximately 8.4% of the Company's Common Stock, which as of year-end, represented approximately 4% of the total vote of all classes of the Company's Common Stock. Engineered Floors is one of several suppliers of such materials to the Company. Total purchases from Engineered Floors for 2015, 2014 and 2013 were approximately $8,800, $11,300 and $12,000, respectively; or approximately 2.8%, 3.6%, and 4.6% of the Company's cost of goods sold in 2015, 2014, and 2013, respectively. Purchases from Engineered Floors are based on market value, negotiated prices. The Company has no contractual commitments with Mr. Shaw associated with its business relationship with Engineered Floors. Transactions with Engineered Floors were reviewed by the Company's board of directors.

The Company is a party to a 10-year lease with the Rothman Family Partnership to lease a manufacturing facility as part of the Robertex acquisition in 2013. The lessor is controlled by an associate of the company. Rent paid to the lessor during 2015, 2014, and 2013 was $262, $257, and $127, respectively. The lease was based on current market values for similar facilities.

Table of Contents    66

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THE DIXIE GROUP, INC.
(dollars in thousands)

Description	Balance at Beginning of Year	Additions - Charged to Costs and Expenses	Additions - Charged to Other Account - Describe		Deductions - Describe		Balance at End of Year

Year ended December 26, 2015:

Reserves deducted from asset accounts:
Allowance for doubtful accounts	$450	$146	$—		$126	(1)	$470

Reserves classified as liabilities:
Provision for claims, allowances and warranties	4,647	14,254	—		13,217	(3)	5,684

Year ended December 27, 2014:

Reserves deducted from asset accounts:
Allowance for doubtful accounts	$141	$399	$—		$90	(1)	$450

Reserves classified as liabilities:
Provision for claims, allowances and warranties	3,377	9,249	606	(2)	8,585	(3)	4,647

Year ended December 28, 2013:

Reserves deducted from asset accounts:
Allowance for doubtful accounts	$216	$40	$—		$115	(1)	$141

Reserves classified as liabilities:
Provision for claims, allowances and warranties	2,509	7,141	—		6,273	(3)	3,377

(1) Uncollectible accounts written off, net of recoveries.
(2) Assumed reserve in business combinations.
(3) Reserve reductions for claims, allowances and warranties settled.

Table of Contents    67

ANNUAL REPORT ON FORM 10-K
ITEM 15(b)
EXHIBITS

YEAR ENDED DECEMBER 26, 2015
THE DIXIE GROUP, INC.
DALTON, GEORGIA

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
Incorporated by reference to Current Report on Form 8-K dated March 20, 2006. *

Table of Contents    68

(10.13)	Form of Award of Career Shares under the 2006 Incentive Compensation Plan for Participants holding only shares of the Company's Common Stock.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated June 6, 2006. *
(10.14)	Form of Award of Career Shares under the 2006 Incentive Compensation Plan for Participants holding shares of the Company's Class B Common Stock.**	Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated June 6, 2006. *
(10.15)	Form of Award of Long Term Incentive Plan Shares under the 2006 Incentive Compensation Plan for Participants holding only shares of the Company's Common Stock.**	Incorporated by reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated June 6, 2006. *
(10.16)	Form of Award of Long Term Incentive Plan Shares under the 2006 Incentive Compensation Plan for Participants holding shares of the Company's Class B Common Stock.**	Incorporated by reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated June 6, 2006. *
(10.17)	Award of 125,000 shares of Restricted Stock under the 2006 Stock Awards Plan to Daniel K. Frierson.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated June 7, 2006. *
(10.18)	Summary description of The Dixie Group, Inc. 2007 Annual Compensation Plan.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated February 26, 2007.*
(10.19)	Merger agreement between The Dixie Group, Inc. and Unite Here National Retirement Fund regarding the Company's Masland Bargaining Unit Defined Benefit Pension Plan.**	Incorporated by reference to Exhibit (99.1) to Dixie's Current Report on Form 8-K dated December 28, 2007*
(10.20)	Summary description of The Dixie Group, Inc. 2008 Annual Incentive Plan.**	Incorporated by reference to Exhibit 10.1 to Dixie's Current Report on Form 8-K dated February 15, 2008*
(10.21)	Summary description of The Dixie Group, Inc. 2009 Annual Incentive Plan.**	Incorporated by reference to Exhibit 10.1 to Dixie's Current Report on Form 8-K dated March 26, 2009*
(10.22)	Amended and restated award of 125,000 shares of Restricted Stock under the 2006 Stock Awards Plan to Daniel K. Frierson.**	Incorporated by reference to Exhibit 10.1 to Dixie's Current Report on Form 8-K dated May 21, 2009.*
(10.23)	Summary description of The Dixie Group, Inc. 2010 Incentive Compensation Plan/Range of Incentives.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated March 3, 2010.*
(10.24)	Summary Description of The Dixie Group, Inc. 2011 Incentive Compensation Plan/Range of Incentives.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated February 1, 2011.*
(10.25)	Summary Description of The Dixie Group, Inc. 2012 Incentive Compensation Plan/Range of Incentives.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated March 12, 2012.*
(10.26)	Summary Description of The Dixie Group, Inc. 2012 Incentive Compensation Plan/Range of Incentives.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated August 22, 2012.*
(10.27)	Summary Description of The Dixie Group, Inc. 2013 Incentive Compensation Plan/Range of Incentives.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated February 15, 2013.*
(10.28)	Summary Description of The Dixie Group, Inc. 2014 Incentive Compensation Plan/Range of Incentives.**	Incorporated by reference to Exhibit (10.62) to Dixie's Annual Report on Form 10-K for the year ended December 28, 2013 .*
(10.29)	Rule 10b5-1 and 10b-18 Repurchase Agreement by and between The Dixie Group, Inc. and Raymond James & Associates, Inc. dated December 11, 2007*	Incorporated by reference to Exhibit (99.1) to Dixie's Current Report on Form 8-K dated December 11, 2007*
(10.30)	Agreement by and between Raymond James & Associates, Inc. dated November 6, 2008, to repurchase shares of The Dixie Group, Inc.'s Common Stock.	Incorporated by reference to Exhibit (99.1) to Dixie's Current Report on Form 8-K dated November 6, 2008.*
(10.31)	Fixed Rate Swap Agreement between Bank of America, N.A. and The Dixie Group, Inc.	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated April 19, 2010.*
(10.32)	Fixed Rate Swap Agreement between Bank of America, N.A. and The Dixie Group, Inc.	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated July 8, 2010.*
(10.33)	Termination of interest rate swap between Bank of America, N.A. and The Dixie Group, Inc. dated April 19, 2010.	Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated July 8, 2010.*

Table of Contents    69

(10.34)	Master Lease Agreement, Corporate Guaranty and Schedule to the Master Lease Agreement by and between General Electric Capital Corporation and Masland Carpets, LLC dated August 21, 2009.	Incorporated by reference to Exhibit (10.1, 10.2, 10.3) to Dixie's Current Report on Form 8-K dated August 25, 2009.*
(10.35)	Amended and Modified Financing Agreement, by and between The Dixie Group, Inc. and certain of its subsidiaries named therein, and General Electric Credit Corporation, as lender, dated June 26, 2012.	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated June 26, 2012.*
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
Incorporated by reference to Exhibit (4.12) to Dixie's Annual Report on Form 10-K for the year ended December 29, 2012 .*
(10.48)	Obligation to the Development Authority of Murray County; by and among TDG Operations, LLC, Series 2014 Bond, dated October 17, 2014.	Incorporated by reference to Exhibit (10.48) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014 .*
(10.49)	Obligation to the Development Authority of Murray County; by and among TDG Operations, LLC, PILOT Agreement, dated October 1, 2014	Incorporated by reference to Exhibit (10.49) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014 .*

Table of Contents    70

(10.50)	Obligation to the Development Authority of Murray County; by and among TDG Operations, LLC, Bond Purchase Loan Agreement, dated October 1, 2014	Incorporated by reference to Exhibit (10.50) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014 .*
(10.51)	Obligation to the Development Authority of Murray County; by and among TDG Operations, LLC, Option Agreement, dated October 1, 2014	Incorporated by reference to Exhibit (10.51) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014 .*
(10.52)	Obligation to the Development Authority of Murray County; by and among TDG Operations, LLC, Bill of Sale, dated October 1, 2014	Incorporated by reference to Exhibit (10.52) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014 .*
(10.53)	Obligation to the Development Authority of Murray County; by and among TDG Operations, LLC, Assignment of Rents and Leases and Security Agreement dated October 1, 2014	Incorporated by reference to Exhibit (10.53) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014 .*
(10.54)	Project Development Agreement, by and between TDG Operations, LLC, a Georgia Limited Liability Company doing business as Masland Carpets and the City of Atmore, Alabama, dated December 11, 2014.	Incorporated by reference to Exhibit (10.54) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014 .*
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
Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated November 5, 2012.*
(10.63)	Intercreditor Agreement dated as of November 2, 2012, by and among Wells Fargo Capital Finance, LLC and Wells Fargo Bank, N.A. as Agents and The Dixie Group, Inc. and certain of its subsidiaries.	Incorporated by reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated November 5, 2012.*

Table of Contents    71

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
Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 20, 2014. *
(10.71)	Term Note 1 dated November 7, 2014, by TDG Operations, LLC, a Georgia limited liability company and First Tennessee Bank National Association.	Incorporated by reference to Exhibit (10.71) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014 .*
(10.72)
Deed to Secure Debt, Assignment of Rents and Leases, Security Agreement and Fixture Filing by TDG Operations, LLC, a Georgia limited liability company and First Tennessee Bank National Association, dated November 7, 2014.
Incorporated by reference to Exhibit (10.72) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014 .*
(10.73)	Term Note 2 dated November 7, 2014, by TDG Operations, LLC, a Georgia limited liability company and First Tennessee Bank National Association.	Incorporated by reference to Exhibit (10.73) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014 .*
(10.74)	Amendment to Term Loan Agreement, Note 2, dated November 7, 2014, by TDG Operations, LLC, a Georgia limited liability company and First Tennessee Bank National Association.	Incorporated by reference to Exhibit (10.74) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014 .*
(10.75)	Term Note 3 dated January 23, 2015, by TDG Operations, LLC, a Georgia limited liability company and First Tennessee Bank National Association.	Incorporated by reference to Exhibit (10.75) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014 .*
(10.76)
Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing by TDG Operations, LLC, a Georgia limited liability company and First Tennessee Bank National Association, dated January 23, 2015.
Incorporated by reference to Exhibit (10.76) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014 .*
(10.77)
Mortgagee's Subordination and Consent, dated January 23, 2015, by and between Wells Fargo Capital Finance, LLC, as Agent, and The Dixie Group, Inc. and it subsidiaries, as Borrower, and First Tennessee Bank National Association, as Mortgagee.
Incorporated by reference to Exhibit (10.77) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014 .*

Table of Contents    72

(10.78)
Amended and Restated Mortgagee's Subordination and Consent, dated January 23, 2015, by and between Wells Fargo Capital Finance, LLC, as Agent, and The Dixie Group, Inc. and it subsidiaries, as Borrower, and First Tennessee Bank National Association, as Mortgagee.
Incorporated by reference to Exhibit (10.78) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014 .*
(10.79)
Amendment to Deed to Secure Debt, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated January 23, 2015, between TDG Operations, LLC, a Georgia limited liability company, and First Tennessee Bank National Association.
Incorporated by reference to Exhibit (10.79) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014 .*
(10.80)
Stock Purchase Agreement between TDG Operations, LLC, a wholly owned subsidiary of The Dixie Group, Inc. and James Horwich, Trustee under the Horwich Trust of 1973, to purchase all outstanding capital stock of Atlas Carpet Mills, Inc.
Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 20, 2014. *
(10.81)	Summary of Annual Incentive Compensation Plan Applicable to 2015	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated March 13, 2015. *
(10.82)	Form of LTIP award (B shareholder)	Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 13, 2015. *
(10.83)	Form of LTIP award (common only)	Incorporated by reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated March 13, 2015. *
(10.84)	Form of Career Share award (B shareholder)	Incorporated by reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated March 13, 2015. *
(10.85)	Form of Career Share award (common only)	Incorporated by reference to Exhibit (10.5) to Dixie's Current Report on Form 8-K dated March 13, 2015. *
(10.86)	Form of Retention Grant (Service Condition only)	Incorporated by reference to Exhibit (10.6) to Dixie's Current Report on Form 8-K dated March 13, 2015. *
(10.87)	Form of Retention Grant (Performance Condition and Service Condition)	Incorporated by reference to Exhibit (10.7) to Dixie's Current Report on Form 8-K dated March 13, 2015. *
(10.88)	Form of Award of 100,000 share of Restricted Stock under the 2006 Stock Awards Plan to Daniel K. Frierson	Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated April 30,2015. *
(10.89)	Thornton Edge LLC Lease for Reed Road Facility	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 10-Q dated November 4, 2015. *
(10.90)	Thornton Edge LLC First Lease Amendment for Reed Road Facility	Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 10-Q dated November 4, 2015. *
(10.91)	Thornton Edge LLC Second Lease Amendment for Reed Road Facility	Incorporated by reference to Exhibit (10.3) to Dixie's Current Report on Form 10-Q dated November 4, 2015. *
(14)	Code of Ethics, as amended and restated, February 15, 2010.	Incorporated by reference to Exhibit 14 to Dixie's Annual Report on Form 10-K for year ended December 26, 2009.*
(16)	Letter from Ernst & Young LLP regarding change in certifying accountant.	Incorporated by reference to Exhibit 16 to Dixie's Form 8-K dated November 15, 2013.*
(21)	Subsidiaries of the Registrant.	Filed herewith.
(23.1)	Consent of Dixon Hughes Goodman LLP Independent Registered Public Accounting Firm.	Filed herewith.
(23.2)	Consent of Ernst & Young LLP Independent Registered Public Accounting Firm.	Filed herewith.
(31.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(a).	Filed herewith.
(31.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(a).	Filed herewith.

Table of Contents    73

(32.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(b).	Filed herewith.
(32.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(b).	Filed herewith.
(101.INS)	XBRL Instance Document	Filed herewith.
(101.SCH)	XBRL Taxonomy Extension Schema Document	Filed herewith
(101.CAL)	XBRL Taxaonomy Extension Calculation Linkbase Document	Filed herewith.
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

* Commission File No. 0-2585.
** Indicates a management contract or compensatory plan or arrangement.

Table of Contents    74