Form 10-Q
period 2016-03-26
DIXIE GROUP INC
filed 2016-05-04
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2016
OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________

Commission File Number: 0-2585

THE DIXIE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Tennessee		62-0183370
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
475 Reed Road, Dalton, Georgia	30720	(706) 876-5800
(Address of principal executive offices)	(zip code)	(Registrant's telephone number, including area code)
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

☐	Large accelerated filer	☑	Accelerated filer
☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of April 29, 2016
Common Stock, $3 Par Value	15,257,131 shares
Class B Common Stock, $3 Par Value	871,714 shares
Class C Common Stock, $3 Par Value	0 shares

Table of Contents    1

THE DIXIE GROUP, INC.

Table of Contents    2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(amounts in thousands, except share data)

	March 26, 2016	December 26, 2015
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$314	$281
Receivables, net	45,733	50,806
Inventories	108,873	115,146
Prepaid expenses	5,789	3,362

TOTAL CURRENT ASSETS	160,709	169,595

PROPERTY, PLANT AND EQUIPMENT, NET	98,895	101,146
GOODWILL AND OTHER INTANGIBLES	6,384	6,461
OTHER ASSETS	22,925	21,016
TOTAL ASSETS	$288,913	$298,218

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$22,590	$26,483
Accrued expenses	34,467	34,338
Current portion of long-term debt	9,690	10,142
TOTAL CURRENT LIABILITIES	66,747	70,963

LONG-TERM DEBT	115,891	115,907
OTHER LONG-TERM LIABILITIES	20,926	20,544
TOTAL LIABILITIES	203,564	207,414

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 15,248,924 shares for 2016 and 15,155,274 shares for 2015	45,747	45,466
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 879,921 shares for 2016 and 851,693 shares for 2015	2,640	2,555
Additional paid-in capital	155,398	155,734
Accumulated deficit	(115,146)	(110,378)
Accumulated other comprehensive income (loss)	(3,290)	(2,573)
TOTAL STOCKHOLDERS' EQUITY	85,349	90,804
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$288,913	$298,218

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    3

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended
	March 26, 2016	March 28, 2015
NET SALES	$89,234	$95,855
Cost of sales	69,728	72,516
GROSS PROFIT	19,506	23,339

Selling and administrative expenses	23,666	24,757
Other operating expense, net	267	490
Facility consolidation expenses	1,413	775
OPERATING LOSS	(5,840)	(2,683)

Interest expense	1,324	1,177
Other expense, net	8	10
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(7,172)	(3,870)
Income tax benefit	(2,415)	(1,490)
LOSS FROM CONTINUING OPERATIONS	(4,757)	(2,380)
Loss from discontinued operations, net of tax	(10)	(88)
NET LOSS	$(4,767)	$(2,468)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.30)	$(0.15)
Discontinued operations	(0.00)	(0.01)
Net loss	$(0.30)	$(0.16)

BASIC SHARES OUTSTANDING	15,600	15,435

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.30)	$(0.15)
Discontinued operations	(0.00)	(0.01)
Net loss	$(0.30)	$(0.16)

DILUTED SHARES OUTSTANDING	15,600	15,435

DIVIDENDS PER SHARE:
Common Stock	$—	$—
Class B Common Stock	—	—

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    4

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	Three Months Ended
	March 26, 2016	March 28, 2015
NET LOSS	$(4,767)	$(2,468)

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Unrealized loss on interest rate swaps	(1,439)	(1,635)
Income taxes	(547)	(621)
Unrealized loss on interest rate swaps, net	(892)	(1,014)

Reclassification of loss into earnings from interest rate swaps (1)	294	134
Income taxes	112	51
Reclassification of loss into earnings from interest rate swaps, net	182	83

Reclassification of net actuarial gain into earnings from postretirement benefit plans (2)	(10)	(9)
Income taxes	(4)	(4)
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(6)	(5)

Reclassification of prior service credits into earnings from postretirement benefit plans (2)	(1)	(22)
Income taxes	—	(9)
Reclassification of prior service credits into earnings from postretirement benefit plans, net	(1)	(13)

TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAX	(717)	(949)

COMPREHENSIVE LOSS	$(5,484)	$(3,417)

(1)
Amounts for cash flow hedges reclassified from accumulated other comprehensive income (loss) to net loss were included in interest expense in the Company's Consolidated Condensed Statement of Operations.

(2)
Amounts for postretirement plans reclassified from accumulated other comprehensive income (loss) to net loss were included in selling and administrative expenses in the Company's Consolidated Condensed Statement of Operations.

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    5

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Three Months Ended
	March 26, 2016	March 28, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(4,757)	$(2,380)
Loss from discontinued operations	(10)	(88)
Net loss	(4,767)	(2,468)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,497	3,637
Benefit for deferred taxes	(1,954)	(1,722)
Net (gain) loss on property, plant and equipment disposals	120	(5)
Stock-based compensation expense	328	277
Excess tax benefits from stock-based compensation	—	(236)
Bad debt expense (credit)	(27)	32
Changes in operating assets and liabilities:
Receivables	5,100	(1,238)
Inventories	6,273	(6,047)
Other current assets	(2,427)	(1,945)
Accounts payable and accrued expenses	(3,426)	8,383
Other operating assets and liabilities	(297)	(358)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,420	(1,690)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	—	55
Purchase of property, plant and equipment	(1,143)	(2,850)
NET CASH USED IN INVESTING ACTIVITIES	(1,143)	(2,795)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	1,851	318
Borrowings on notes payable - buildings	—	6,290
Payments on notes payable - buildings	(183)	(157)
Payments on notes payable related to acquisitions	(273)	(253)
Borrowings on notes payable - equipment and other	—	84
Payments on notes payable - equipment and other	(1,227)	(1,141)
Payments on capital leases	(776)	(650)
Change in outstanding checks in excess of cash	(517)	421
Proceeds from exercise of stock options	—	213
Repurchases of Common Stock	(119)	(527)
Excess tax benefits from stock-based compensation	—	236
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,244)	4,834

INCREASE IN CASH AND CASH EQUIVALENTS	33	349
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	281	394
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$314	$743

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,192	$999
Income taxes paid (received), net	(144)	98
Equipment purchased under capital leases	75	—
Equipment purchased under notes payable	—	1,267
Deposits utilized on purchased equipment, net	—	1,587
Shortfall of tax benefits from stock-based compensation	(179)	(90)
See accompanying notes to the consolidated condensed financial statements.

Table of Contents    6

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") for interim financial statements which do not include all the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 26, 2015. Operating results for the three month period ended March 26, 2016 are not necessarily indicative of the results that may be expected for the entire 2016 year.

The Company has one reportable segment, carpet and rug manufacturing.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". The ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU and all subsequently issued clarifying ASUs will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date." The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Management has not yet selected a transition method and is currently evaluating the impact of the pending adoption of this ASU on the Company’s Consolidated Condensed Financial Statements.

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

In April 2015, the FASB issued ASU No. 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance did not change GAAP for a customer's accounting for service contracts. The adoption of this ASU in 2016 did not have a significant impact on the Consolidated Condensed Financial Statements.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

earlier application permitted for financial statements that have not been issued. The adoption of this ASU in 2016 did not have a significant impact on the Consolidated Condensed Financial Statements.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to recognize on the balance sheet a right-of use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the impact of the adoption of this ASU on the Consolidated Condensed Financial Statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the impact of the adoption of this ASU on the Consolidated Condensed Financial Statements.

NOTE 3 - RECEIVABLES, NET

Receivables are summarized as follows:

	March 26, 2016	December 26, 2015
Customers, trade	$42,100	$46,110
Other receivables	4,030	5,166
Gross receivables	46,130	51,276
Less: allowance for doubtful accounts	(397)	(470)
Receivables, net	$45,733	$50,806

Bad debt expense (credit) was $(27) and $32 for the three months ended March 26, 2016 and March 28, 2015, respectively.

NOTE 4 - INVENTORIES

Inventories are summarized as follows:

	March 26, 2016	December 26, 2015
Raw materials	$40,341	$46,164
Work-in-process	21,242	21,306
Finished goods	57,814	58,037
Supplies and other	155	192
LIFO reserve	(10,679)	(10,553)
Inventories	$108,873	$115,146

Table of Contents    8

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	March 26, 2016	December 26, 2015
Land and improvements	$7,758	$7,610
Buildings and improvements	61,615	61,396
Machinery and equipment	174,573	174,636
Assets under construction	3,486	2,819
	247,432	246,461
Accumulated depreciation	(148,537)	(145,315)
Property, plant and equipment, net	$98,895	$101,146

Depreciation of property, plant and equipment, including amounts for capital leases, totaled $3,349 in the three months ended March 26, 2016 and $3,488 in the three months ended March 28, 2015.

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill is $3,389 as of March 26, 2016 and December 26, 2015. The Company has a net carrying amount of $2,995 and $3,072 as of March 26, 2016 and December 26, 2015, respectively, for certain intangible assets subject to amortization. Amortization expense was $76 for the three months ended March 26, 2016 and March 28, 2015.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	March 26, 2016	December 26, 2015
Compensation and benefits	$8,891	$9,173
Provision for customer rebates, claims and allowances	8,529	8,995
Advanced customer deposits	6,104	6,674
Outstanding checks in excess of cash	2,489	3,006
Other	8,454	6,490
Accrued expenses	$34,467	$34,338

NOTE 8 - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products. Product warranty reserves are included in accrued expenses in the Company's Consolidated Condensed Financial Statements. The following is a summary of the Company's product warranty activity.

	Three Months Ended
	March 26, 2016	March 28, 2015
Product warranty reserve at beginning of period	$2,159	$2,214
Warranty liabilities accrued	1,352	1,808
Warranty liabilities settled	(1,760)	(1,988)
Changes for pre-existing warranty liabilities	417	511
Product warranty reserve at end of period	$2,168	$2,545

Table of Contents    9

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 9 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	March 26, 2016	December 26, 2015
Revolving credit facility	$82,420	$80,569
Notes payable - buildings	13,698	13,881
Acquisition note payable - Development Authority of Gordon County	2,029	2,314
Acquisition note payable - Robertex	2,334	2,321
Notes payable - equipment and other	13,780	15,008
Capital lease obligations	12,050	12,751
Deferred financing costs, net	(730)	(795)
Total long-term debt	125,581	126,049
Less: current portion of long-term debt	(9,690)	(10,142)
Long-term debt	$115,891	$115,907

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

At the Company's election, advances of the revolving credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2 or 3 month periods, as selected by the Company, plus an applicable margin of either 1.50%, 1.75% or 2.00%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate plus 1.00%, plus an applicable margin of either 0.50%, 0.75% or 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. As of March 26, 2016, the applicable margin on our revolving credit facility was 1.75%. The Company pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.375% per annum.

The revolving credit facility includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations. The revolving credit facility requires the Company to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability was less than $16,500. As of March 26, 2016, the unused borrowing availability under the revolving credit facility was $27,678; however, since the Company's fixed charge coverage ratio was less than 1.1 to 1.0, the unused availability accessible by the Company is $11,178 (the amount above $16,500).

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

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Condensed Balance Sheets as of March 26, 2016 and December 26, 2015:

	March 26, 2016	December 26, 2015	Fair Value Hierarchy Level
Liabilities:
Interest rate swaps (1)	$5,826	$4,689	Level 2
Contingent consideration (2)	547	584	Level 3

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

(2)
As a result of the Colormaster acquisition in 2012 and the Robertex acquisition in 2013, the Company recorded contingent consideration liabilities at fair value. These fair value measurements were based on calculations that utilize significant inputs not observable in the market including forecasted revenues, gross margins and discount rates and thus represent Level 3 measurements. These fair value measurements are directly impacted by the Company's estimates. Accordingly, if the estimates within the fair value measurement are higher or lower, the Company would record additional charges or benefits, respectively, as appropriate.

Table of Contents    11

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Changes in the fair value measurements using significant unobservable inputs (Level 3) during the three months ending March 26, 2016 and March 28, 2015 were as follows:

	March 26, 2016	March 28, 2015
Beginning balance	$584	$1,855
Fair value adjustments	15	26
Settlements	(52)	(256)
Ending balance	$547	$1,625

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three months ending March 26, 2016 or March 28, 2015. If any, the Company recognizes the transfers in or transfers out at the end of the reporting period.

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	March 26, 2016		December 26, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$314	$314	$281	$281
Notes receivable, including current portion	282	282	282	282
Financial Liabilities:
Long-term debt and capital leases, including current portion	125,581	120,774	126,049	123,318
Interest rate swaps	5,826	5,826	4,689	4,689

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

The following is a summary of the Company's interest rate swaps as of March 26, 2016:

Type	Notional Amount		Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$10,000		October 3, 2011 through September 1, 2016	1.330%	1 Month LIBOR
Interest rate swap	$10,000		March 1, 2013 through September 1, 2016	1.620%	1 Month LIBOR
Interest rate swap	$5,000		June 1, 2013 through September 1, 2016	1.700%	1 Month LIBOR
Interest rate swap	$25,000		September 1, 2016 through September 1, 2021	3.105%	1 Month LIBOR
Interest rate swap	$25,000		September 1, 2015 through September 1, 2021	3.304%	1 Month LIBOR
Interest rate swap	$7,775	(1)	November 7, 2014 through November 7, 2024	4.500%	1 Month LIBOR
Interest rate swap	$5,661	(2)	January 7, 2017 through January 7, 2025	4.300%	1 Month LIBOR

(1) Interest rate swap notional amount amortizes by $35 monthly to maturity.
(2) Interest rate swap notional amount amortizes by $26 monthly to maturity.

Table of Contents    12

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table summarizes the fair values of derivative instruments included in the Company's Consolidated Condensed Balance Sheets:

	Location on Consolidated Balance Sheets	Fair Value
		March 26, 2016	December 26, 2015
Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued Expenses	$1,264	$1,159
Interest rate swaps, long-term portion	Other Long-Term Liabilities	4,562	3,530
Total Liability Derivatives		$5,826	$4,689

The following tables summarize the pre-tax impact of derivative instruments on the Company's financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	Three Months Ended
	March 26, 2016	March 28, 2015
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(1,439)	$(1,635)

	Amount of Gain or (Loss) Reclassified from AOCIL on the effective portion into Income (1)(2)
	Three Months Ended
	March 26, 2016	March 28, 2015
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(294)	$(134)

(1)	The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's Consolidated Condensed Statements of Operations.

(2)	The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to March 26, 2016 is $1,264.

The amount of gain (loss) recognized in income on the ineffective portion of interest rate swaps, if any, is included in other (income) expense, net on the Company's Consolidated Condensed Statements of Operations. There was no ineffective portion for the periods presented.

NOTE 12 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers a significant portion, or approximately 86% of the Company's associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $226 and $235 for the three months ended March 26, 2016 and March 28, 2015, respectively.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers those associates at one facility who are under a collective-bargaining agreement, or approximately 14% of the Company's associates. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $15 and $19 for the three months ended March 26, 2016 and March 28, 2015, respectively.

Table of Contents    13

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations owed to participants under this plan were $13,514 at March 26, 2016 and $14,155 at December 26, 2015 and are included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $14,533 at March 26, 2016 and $14,981 at December 26, 2015 and is included in other assets in the Company's Consolidated Condensed Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. Expenses related to the multi-employer pension plan were $67 and $65 for the three months ended March 26, 2016 and March 28, 2015, respectively.

NOTE 13 - INCOME TAXES

The Company's effective income tax rate for the period ending March 26, 2016 is based upon the projected estimated annual income tax rate. The effective income tax rate for the three months ending March 26, 2016 was 33.7% compared with an effective income tax rate of 38.5% for the three months ending March 28, 2015. The three months ended March 26, 2016 included certain tax credits of approximately $671 that increased the tax benefit recognized during the quarter. The Company is in a net deferred tax asset position of $7,119 and $4,726 at March 26, 2016 and December 26, 2015, respectively. The increase in the net deferred tax asset was primarily attributable to an increase in the federal tax credit carry carryforwards and the federal net operating loss carryforwards.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $375 at March 26, 2016 and December 26, 2015. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of March 26, 2016 and December 26, 2015.

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

NOTE 14 - EARNINGS (LOSS) PER SHARE

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended
	March 26, 2016	March 28, 2015
Basic earnings (loss) per share:
Loss from continuing operations	$(4,757)	$(2,380)
Less: Allocation of earnings to participating securities	—	—
Loss from continuing operations available to common shareholders - basic	$(4,757)	$(2,380)
Basic weighted-average shares outstanding (1)	15,600	15,435
Basic earnings (loss) per share - continuing operations	$(0.30)	$(0.15)

Diluted earnings (loss) per share:
Loss from continuing operations available to common shareholders - basic	$(4,757)	$(2,380)
Add: Undistributed earnings reallocated to unvested shareholders	—	—
Loss from continuing operations available to common shareholders - basic	$(4,757)	$(2,380)
Basic weighted-average shares outstanding (1)	15,600	15,435
Effect of dilutive securities:
Stock options (2)	—	—
Directors' stock performance units (2)	—	—
Diluted weighted-average shares outstanding (1)(2)	15,600	15,435
Diluted earnings (loss) per share - continuing operations	$(0.30)	$(0.15)

(1)	Includes Common and Class B Common shares, in thousands.

(2)
Because their effects are anti-dilutive, shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded. Aggregate shares excluded for the three months ended March 26, 2016 and March 28, 2015 were 195 and 469, respectively.

NOTE 15 - STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Condensed Financial Statements. The number of shares to be issued is determined by dividing the specified dollar value of the award by the market value per share on the grant date. The Company's stock compensation expense was $328 for the three months ended March 26, 2016 and $277 for the three months ended March 28, 2015.

On March 11, 2016, the Company issued 149,215 shares of restricted stock to officers and other key employees. The grant-date fair value of the awards was $651, or $4.360 per share, and is expected to be recognized as stock compensation expense over a weighted-average period of 8.7 years from the date the awards were granted. Each award is subject to a continued service condition. The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

Table of Contents    15

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 26, 2015	(2,853)	280	(2,573)
Unrealized loss on interest rate swaps, net of tax of $547	(892)	—	(892)
Reclassification of loss into earnings from interest rate swaps, net of tax of $112	182	—	182
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $4	—	(6)	(6)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $0	—	(1)	(1)
Balance at March 26, 2016	$(3,563)	$273	$(3,290)

NOTE 17 - CONTINGENCIES

The Company assesses its exposure related to legal matters, including those pertaining to product liability, safety and health matters and other items that arise in the regular course of its business. If the Company determines that it is probable a loss has been incurred, the amount of the loss, or an amount within the range of loss, that can be reasonably estimated will be recorded.

Environmental Remediation

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and estimable. Remediation obligations are accrued based on the latest available information and are recorded at undiscounted amounts. The Company regularly monitors the progress of environmental remediation. If studies indicate that the cost of remediation has changed from the previous estimate, an adjustment to the liability would be recorded in the period in which such determination is made. (See Notes 19 & 20)

Legal Proceedings

The Company is one of multiple parties to two lawsuits, both filed in Madison County Illinois, styled Sandra D. Watts, Individually and as Special Administrator of the Estate of Dianne Averett, Deceased vs. 4520 Corp., Inc. f/k/a Benjamin F. Shaw Company, et al No. 12-L-2032 and styled Brenda Bridgeman, Individually and as Special Administrator of the Estate of Robert Bridgeman, Deceased, vs. American Honda Motor Co., Inc., f/k/a Metropolitan Life Insurance Co., et al No. 15-L-374. Each lawsuit entails a claim for damages to be determined in excess of $50 filed on behalf of the estate of an individual which alleges that the deceased contracted mesothelioma as a result of exposure to asbestos while employed by the Company. Discovery in both matters is ongoing, and tentative trial dates of February 2017 and January 2018 have been set. The Company has denied liability, is defending the matters vigorously and is unable to estimate its potential exposure to loss, if any, at this time.

Table of Contents    16

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 18 - OTHER OPERATING EXPENSE, NET

Other operating expense, net is summarized as follows:

	Three Months Ended
	March 26, 2016	March 28, 2015
Other operating expense, net:
(Gain) loss on property, plant and equipment disposals	$120	$(6)
Loss on currency exchanges	94	343
Amortization of intangibles	76	76
Retirement expenses	39	33
Miscellaneous (income) expense	(62)	44
Other operating expense, net	$267	$490

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

To complete the Warehousing, Distribution & Manufacturing Consolidation Plan, the Company moved its Saraland rug operation from an expiring leased building to an owned facility in March. The Company will incur some minor costs in the second quarter of 2016 as it completes the assembly of the machinery in April. As a result of eliminating its dyeing operations in Atmore, Alabama, the Company disposed of its waste water treatment plant in 2014. Subsequently, after extensive testing, it was determined that the Company still had some contaminants above background levels and that it would need to install a soil cap. The Company has accrued $690 to finalize the cleanup of the site of the Company's former waste water treatment plant.

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

2015 Corporate Office Consolidation Plan

In April 2015, the Company's Board of Directors approved the Corporate Office Consolidation Plan, to cover the costs of consolidating three of the Company's existing leased divisional and corporate offices to a single leased facility located in Dalton, Georgia. The Company paid a fee to terminate one of the leased facilities, did not renew a second facility and vacated the third facility. Related to the vacated facility, the Company recorded the estimated costs related to the fulfillment of its contractual lease obligation and on-going facility maintenance, net of an estimate of sub-lease expectations. Costs related to the consolidation include the lease termination fee, contractual lease obligations and moving costs.

Table of Contents    17

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Costs related to the facility consolidation plans are summarized as follows:

						As of March 26, 2016
	Accrued Balance at December 26, 2015	2016 Expenses To Date		2016 Cash Payments	Accrued Balance at March 26, 2016	Total Costs Incurred To Date		Total Expected Costs
Warehousing, Distribution & Manufacturing Consolidation Plan	$—	$1,342		$(652)	$690	$7,405		$7,635
Atlas Integration Plan	—	—		—	—	1,669		1,669
Corporate Office Consolidation Plan	341	71		(102)	310	799		804
Totals	$341	$1,413	(1)	$(754)	$1,000	$9,873	(1)	$10,108

	Accrued Balance at December 27, 2014	2015 Expenses To Date		2015 Cash Payments	Accrued Balance at March 28, 2015
Warehousing, Distribution & Manufacturing Consolidation Plan	$—	$605		$(605)	$—
Atlas Integration Plan	—	170		(170)	—
Corporate Office Consolidation Plan	—	—		—	—
Totals	$—	$775	(1)	$(775)	$—

(1) Costs incurred under these plans are classified as "facility consolidation expenses" in the Company's Consolidated Condensed Statements of Operations.

NOTE 20 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	Three Months Ended
	March 26, 2016	March 28, 2015

Net sales - Carousel operations	$—	$221

Income (loss) from discontinued operations:
Income (loss) from Carousel operations	$—	$(103)
Workers' compensation costs from former textile operations	$(11)	$(26)
Environmental remediation costs from former textile operations	(5)	(12)
Loss from discontinued operations, before taxes	(16)	(141)
Income tax benefit	(6)	(53)
Loss from discontinued operations, net of tax	$(10)	$(88)

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

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $1,591 as of March 26, 2016 and December 26, 2015. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from our estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

NOTE 21 - RELATED PARTY TRANSACTIONS

The Company is a party to a 5-year lease with the seller of Atlas Carpet Mills, Inc. to lease three manufacturing facilities as part of the acquisition in 2014. The lessor is controlled by an associate of the Company. Rent paid to the lessor during the three months ended March 26, 2016 and March 28, 2015 was $114. The lease was based on current market values for similar facilities.

The Company purchases a portion of its product needs in the form of fiber, yarn and carpet from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of the Company. An affiliate of Mr. Shaw holds approximately 8.4% of the Company's Common Stock, which represents approximately 3.9% of the total vote of all classes of the Company's Common Stock. Engineered Floors is one of several suppliers of such materials to the Company. Total purchases from Engineered Floors during the three months ended March 26, 2016 and March 28, 2015 were approximately $1,775 and $1,861, respectively; or approximately 2.5% and 2.6%, respectively, of the Company's cost of goods sold. Purchases from Engineered Floors are based on market value, negotiated prices. The Company has no contractual commitments with Mr. Shaw associated with its business relationship with Engineered Floors. Transactions with Engineered Floors were reviewed by the Company's board of directors.

The Company is a party to a 10-year lease with the Rothman Family Partnership to lease a manufacturing facility as part of the Robertex acquisition in 2013. The lessor is controlled by an associate of the Company. Rent paid to the lessor during the three months ended March 26, 2016 and March 28, 2015 was $66 and $65, respectively. The lease was based on current market values for similar facilities. In addition, the Company has a note payable to Robert P. Rothman related to the acquisition of Robertex Inc. (See Note 9).

NOTE 22 - SUBSEQUENT EVENTS

2016 Incentive Compensation Plan

On May 3, 2016, the Company's shareholders' approved and adopted the Company's 2016 Incentive Compensation Plan (the "2016 Incentive Compensation Plan") which provides for the issuance of a maximum of 800,000 shares of Common Stock and/or Class B Common Stock for the grant of options, and/or other stock-based or stock-denominated awards to employees, officers, directors, and agents of the Company and its participating subsidiaries. The 2016 Incentive Compensation Plan and the allocation of shares thereunder is intended to supersede and replace The Dixie Group, Inc. Stock Awards Plan, as amended (the "2006 Plan") and the allocation of shares thereunder. The 2006 Plan will be terminated with respect to new awards. Awards previously granted under the 2006 Plan will continue to be governed by the terms of that plan and will not be affected by its termination.

Table of Contents    19

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

Though the first quarter of the year is historically our weakest quarter, this year our sales were substantially weaker as compared to the same period in 2015. Sales of residential products decreased 4.8% in first quarter of 2016 versus the same period in 2015, similar to what we believe the industry was off for the year over year period. Though there have been modest improvements in housing activity, we have not seen a corresponding improvement in the soft floorcovering market we serve and continue to evaluate our expectations for future sales growth. Our commercial product sales decreased 8.5% in 2016 versus 2015 while the industry sales, we believe, were off only slightly. Our commercial backlog has improved significantly, up 24% from years end to the end of the first quarter. We have introduced new products and expanded the distribution of our Avant products, with an emphasis on modular carpet tile, in both Masland Contract and Atlas to increase our offerings in this important category.

Our cost structure has been impacted by very low production levels in the plants as we had both low sales volume and low productivity from product development activities. We accelerated the initial manufacturing of our new product introductions, getting these offerings to market quicker and thus helping future sales, but in turn this lowered our efficiencies in the plants during the first quarter. Our internal production was down 17% from the same period in 2015. The fourth quarter of 2015 had modest sales growth relative to our expectations, resulting in higher than normal inventories at year end, which reduced production during the first quarter. The resulting unabsorbed fixed costs from the lower sales and production activities had a major impacts on our results for the period. We had high waste costs during the period as we have continued the process of evaluating our inventory manufactured during the restructuring period for specific items that do not meet our quality expectations. However, we have seen a reduction in our customer related quality costs during the first quarter of 2016.

In response to our poor performance during the quarter, we have chosen to reduce our capital expenditure budget by approximately half. Further, we have initiated actions to lower our operating costs including implementing plans to vacate a smaller rented facility, continuing to bring production in house, reducing staff and cutting overtime. Our headcount is down by 33 associates since the beginning of 2016 and 72 associates since our peak in 2015. We have seen positive results from our efforts to control our medical costs through both plan redesign and associate premium increases. We will continue to implement appropriate cost reductions as we refine our sales expectations for this year.

To complete our Warehousing, Distribution & Manufacturing Consolidation Plan, we moved our Saraland rug operation from an expiring leased building to an owned facility in March. We will incur approximately $235,000 additional costs in our second quarter of 2016 as we complete the assembly of the machinery in April. In addition, as a result of eliminating our dyeing operations in Atmore, Alabama, we removed our waste water treatment plant in 2014. Subsequently, after extensive testing, it was determined that we still have some contaminants above background levels and that we will need to install a soil cap. We have reserved $690,000 to finalize the cleanup of the site of our former waste water treatment plant.

Table of Contents    20

RESULTS OF OPERATIONS

Three Months Ended March 26, 2016 Compared with Three Months Ended March 28, 2015

	Three Months Ended
	March 26, 2016	March 28, 2015
Net sales	100.0%	100.0%
Cost of sales	78.1%	75.7%
Gross profit	21.9%	24.3%
Selling and administrative expenses	26.5%	25.8%
Other operating expense, net	0.3%	0.5%
Facility consolidation expenses	1.6%	0.8%
Operating income (loss)	(6.5)%	(2.8)%

Net Sales

Net sales for the quarter ended March 26, 2016 was $89.2 million, a decrease of 6.9% compared with net sales of $95.9 million for the year-earlier quarter. In the first quarter of 2016, residential carpet sales decreased 4.8% and net sales of commercial carpet decreased 8.5% compared with the first quarter of 2015. Sales were substantially weaker in the first quarter of 2016 compared with the same period in 2015 particularly with the Atlas brand which decreased 18.1%.

Cost of Sales

Cost of sales as a percentage of net sales was 78.1% in the first quarter of 2016 compared with 75.7% in the first quarter of 2015, or a 2.4 percentage point decline as a percentage of sales. During the first quarter of 2016, our costs were negatively impacted by very low production levels in the plants as we had both low order volume and low productivity from seasonally high product development activities resulting in under absorption of fixed costs.

Gross Profit

Gross profit declined 2.4 percentage points as a percentage of sales in the first quarter of 2016 compared with the year-earlier period. Our gross profit was affected in the first quarter of 2016 by the factors as discussed above in Cost of Sales.

Selling and Administrative Expenses

Selling and administrative expenses were $23.7 million in first quarter 2016 compared with $24.8 million in the year earlier period, an increase of 0.7 percentage points as a percentage of sales. Selling and administrative expenses increased as a percentage of sales primarily as a result of the lower sales volumes in the first quarter of 2016.

Other Operating Expense, Net

Other operating expense, net was an expense of $267 thousand in the first quarter of 2016 compared with an expense of $490 thousand in the first quarter of 2015. The decrease in other operating expense, net was primarily the result of lower Canadian currency exchange losses in the first quarter of 2016 compared with the first quarter of 2015 offset in part by losses on the impairment of certain machinery taken out of service in the first quarter of 2016.

Facility Consolidation Expenses

These expenses increased $638 thousand in the first quarter of 2016 compared with the year-earlier period. Included in the Warehousing, Distribution & Manufacturing Consolidation Plan was the elimination our dyeing operations in Atmore, Alabama which had a waste water treatment plant that was disposed of in 2014. Subsequently, after extensive testing, it was determined that we still have some contaminants above background levels and that we needed to install a soil cap. We have reserved $690 thousand to finalize the cleanup of the site of our former waste water treatment plant.

Operating Loss

We reported an operating loss of $5.8 million in the first quarter of 2016 compared with an operating loss of $2.7 million in the first quarter of 2015. During the first quarter of 2016, our operations were negatively impacted by very low production levels in the plants

Table of Contents    21

as we had both low order volume and low productivity from seasonally high product development activities resulting in under absorption of fixed costs.

Interest Expense

Interest expense increased $147 thousand in the first quarter of 2016 compared with the first quarter of 2015 principally a result of higher interest rates in 2016.

Other Expense, Net

Other expense, net was not significant in the first quarter of 2016 or 2015.

Income Tax Benefit

Our effective income tax rate is based upon estimated annual income tax rates. The effective income tax rate in the first quarter of 2016 was 33.7% compared with an effective rate of 38.5% in the year-earlier period. The first quarter of 2016 included certain tax credits of approximately $671 thousand that increased the tax benefit recognized during the quarter.

Loss from Continuing Operations

We had a loss from continuing operations of $4.8 million, or $0.30 per diluted share in the first quarter of 2016 compared with a loss from continuing operations of $2.4 million, or $0.15 per diluted share in the first quarter of 2015. The losses were a result of the factors discussed above.

Net Loss

Discontinued operations reflected a loss of $10 thousand, or $0.00 per diluted share, in the first quarter of 2016 compared with a loss of $88 thousand, or $0.01 per diluted share, in the same period in 2015. Including discontinued operations, we had net loss of $4.8 million, or $0.30 per diluted share, in the first quarter of 2016 compared with a net loss of $2.5 million, or $0.16 per diluted share, in the first quarter of 2015.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 26, 2016, cash provided by operations was $2.4 million. Accounts receivable decreased $5.1 million and inventories decreased $6.3 million which was offset by a decrease in accounts payable and accrued expenses of $3.4 million and an increase in other current assets of $2.4 million. The decrease in accounts receivable was due to the lower sales volumes during the first quarter of 2016. We reduced inventories and accounts payable that were increased at the end of the fiscal year to build inventories from a supplier that was going through a year-end software conversion. Other current assets increased as a result of higher prepaid expenses associated with sampling expenses.

Capital asset acquisitions for the three months ended March 26, 2016 were $1.2 million; $1.1 million of cash used in investing activities and $75 thousand of equipment acquired under capital leases. Depreciation and amortization for the three months ended March 26, 2016 were $3.5 million. We expect capital expenditures to be approximately $5.0 million in 2016 for capital expenditures while depreciation and amortization is expected to be approximately $13.5 million. Planned capital expenditures in 2016 are primarily for new equipment.

During the three months ended March 26, 2016, cash used in financing activities was $1.2 million. We had net borrowings on our revolving credit facility of $1.9 million. These proceeds are offset by payments on other debt obligations of $2.5 million.

We believe our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements for this fiscal year. As of March 26, 2016, the unused borrowing availability under our revolving credit facility was $27.7 million. Our revolving credit facility requires us to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability is less than $16.5 million. As of the date hereof, our fixed coverage ratio was less than 1.1 to 1.0, accordingly the unused availability accessible by us is $11.2 million (the amount above $16.5 million). Significant additional cash expenditures above our normal liquidity requirements or significant deterioration in economic conditions could affect our business and require supplemental financing or other funding sources. There can be no assurance that such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us.

Table of Contents    22

Contractual Obligations

The following table summarizes our future minimum payments under contractual obligations as of March 26, 2016.

	Payments Due By Period
	(dollars in millions)
	2016	2017	2018	2019	2020	Thereafter	Total
Debt	$5.4	$5.7	$4.6	$83.3	$1.9	$13.4	114.3
Interest - debt (1)	3.5	4.3	4.0	2.4	1.9	2.5	18.6
Capital leases	2.3	3.1	2.8	1.6	1.4	0.9	12.1
Interest - capital leases	0.4	0.4	0.3	0.2	0.1	—	1.4
Operating leases	2.4	3.2	2.9	2.1	1.7	5.3	17.6
Purchase commitments	2.1	0.6	0.4	—	—	—	3.1
Totals	16.1	17.3	15.0	89.6	7.0	22.1	167.1

(1) Interest rates used for variable rate debt were those in effect at March 26, 2016.

Critical Accounting Policies

Our critical accounting policies were outlined in Management's Discussion and Analysis of Results of Operations and Financial Condition in our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no significant changes to those critical accounting policies subsequent to the date of that report.

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

At March 26, 2016, $38,343, or approximately 30% of our total debt, was subject to floating interest rates.  A twenty-five basis point fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $64.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated  the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 26, 2016, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Table of Contents    23

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

Table of Contents    24

These additional investments may be limited by our access to capital, as well as restrictions set forth in our credit facilities. Competitive pressures and the growth of hard surface alternatives, have resulted in decreased demand for our soft floorcovering products and in the loss of market share to hard surface products. As a result, competition from providers of other soft surfaces has intensified and may result in decreased demand for our products. In addition, we face, and will continue to face, competitive pressures on our sales price and cost of our products. As a result of any of these factors, there could be a material adverse effect on our sales and profitability.

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

We rely on information systems in managing our operations and any system failure or deficiencies of such systems may have an adverse effect on our business.

Our businesses rely on sophisticated systems to obtain, rapidly process, analyze and manage data. We rely on these systems to, among other things facilitate the purchase, manufacture and distribution of our products; receive, process and ship orders on a timely basis; and to maintain accurate and up-to-date operating and financial data for the compilation of management information. We rely on our computer hardware, software and network for the storage, delivery and transmission of data to our sales and distribution systems, and certain of our production processes are managed and conducted by computer. Any damage by unforeseen events or system failure which causes interruptions to the input, retrieval and transmission of data or increase in the service time, whether caused by human error, natural disasters, power loss, computer viruses, intentional acts of vandalism, various forms of cybercrimes including and not limited to hacking, intrusions and malware or otherwise, could disrupt our normal operations. There can be no assurance that we can effectively carry out our disaster recovery plan to handle the failure of our information systems, or that we will be able to restore our operational capacity within sufficient time to avoid material disruption to our business. The occurrence of any of these events could cause unanticipated disruptions in service, decreased customer service and customer satisfaction and harm to our reputation, which could result in loss of customers, increased operating expenses and financial losses. Any such events could in turn have a material adverse effect on our business, financial condition, results of operations, and prospects.

Table of Contents    25

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

Table of Contents    26

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

The following table provides information regarding our repurchases of shares of our Common Stock during the three months ended March 26, 2016:

Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
January 30, 2016	—	$—	—
February 27, 2016	—	—	—
March 26, 2016	27,336	4.36	27,336
Three Months Ended March 26, 2016	27,336	$4.36	27,336	$2,377,056

(1) During the three months ended March 26, 2016, 27,336 shares were withheld from employees in lieu of cash payments for withholding taxes due for a total amount of $119,185.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a.)	Exhibits

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Table of Contents    27

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIXIE GROUP, INC.
(Registrant)

Date: May 4, 2016	By: /s/ JON A. FAULKNER
Jon A. Faulkner Vice President and Chief Financial Officer

Table of Contents    28