Form 10-Q
period 2016-06-25
DIXIE GROUP INC
filed 2016-08-04
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2016
OR

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

☐	Large accelerated filer	☑	Accelerated filer
☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of July 29, 2016
Common Stock, $3 Par Value	15,257,131 shares
Class B Common Stock, $3 Par Value	871,714 shares
Class C Common Stock, $3 Par Value	0 shares

Table of Contents    1

THE DIXIE GROUP, INC.

Table of Contents    2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(amounts in thousands, except share data)

	June 25, 2016	December 26, 2015
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$95	$281
Receivables, net	46,121	50,806
Inventories, net	106,166	115,146
Prepaid expenses	6,195	3,362

TOTAL CURRENT ASSETS	158,577	169,595

PROPERTY, PLANT AND EQUIPMENT, NET	96,599	101,146
GOODWILL AND OTHER INTANGIBLES	6,308	6,461
OTHER ASSETS	23,112	21,016
TOTAL ASSETS	$284,596	$298,218

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$24,276	$26,483
Accrued expenses	34,228	34,338
Current portion of long-term debt	9,442	10,142
TOTAL CURRENT LIABILITIES	67,946	70,963

LONG-TERM DEBT	108,328	115,907
OTHER LONG-TERM LIABILITIES	21,465	20,544
TOTAL LIABILITIES	197,739	207,414

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 15,257,131 shares for 2016 and 15,155,274 shares for 2015	45,771	45,466
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 871,714 shares for 2016 and 851,693 shares for 2015	2,615	2,555
Additional paid-in capital	155,821	155,734
Accumulated deficit	(113,468)	(110,378)
Accumulated other comprehensive income (loss)	(3,882)	(2,573)
TOTAL STOCKHOLDERS' EQUITY	86,857	90,804
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$284,596	$298,218

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    3

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
NET SALES	$105,316	$109,957	$194,550	$205,812
Cost of sales	77,074	80,651	146,802	153,167
GROSS PROFIT	28,242	29,306	47,748	52,645

Selling and administrative expenses	24,320	26,191	47,986	50,948
Other operating expense, net	118	63	385	553
Facility consolidation expenses	401	875	1,814	1,650
OPERATING INCOME (LOSS)	3,403	2,177	(2,437)	(506)

Interest expense	1,333	1,222	2,657	2,400
Other expense, net	4	31	12	41
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	2,066	924	(5,106)	(2,947)
Income tax provision (benefit)	451	408	(1,964)	(1,083)
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,615	516	(3,142)	(1,864)
Income (loss) from discontinued operations, net of tax	62	(12)	52	(100)
NET INCOME (LOSS)	$1,677	$504	$(3,090)	$(1,964)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.10	$0.03	$(0.20)	$(0.12)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)
Net income (loss)	$0.10	$0.03	$(0.20)	$(0.13)

BASIC SHARES OUTSTANDING	15,645	15,546	15,623	15,490

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.10	$0.03	$(0.20)	$(0.12)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)
Net income (loss)	$0.10	$0.03	$(0.20)	$(0.13)

DILUTED SHARES OUTSTANDING	15,783	15,656	15,623	15,490

DIVIDENDS PER SHARE:
Common Stock	$—	$—	$—	$—
Class B Common Stock	—	—	—	—

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    4

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
NET INCOME (LOSS)	$1,677	$504	$(3,090)	$(1,964)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on interest rate swaps	(1,234)	1,092	(2,673)	(543)
Income taxes	(469)	415	(1,016)	(206)
Unrealized gain (loss) on interest rate swaps, net	(765)	677	(1,657)	(337)

Reclassification of loss into earnings from interest rate swaps (1)	289	132	583	266
Income taxes	110	50	222	101
Reclassification of loss into earnings from interest rate swaps, net	179	82	361	165

Reclassification of net actuarial gain into earnings from postretirement benefit plans (2)	(10)	(9)	(20)	(19)
Income taxes	(4)	(4)	(8)	(8)
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(6)	(5)	(12)	(11)

Reclassification of prior service credits into earnings from postretirement benefit plans (2)	(1)	(22)	(2)	(44)
Income taxes	—	(9)	(1)	(19)
Reclassification of prior service credits into earnings from postretirement benefit plans, net	(1)	(13)	(1)	(25)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(593)	741	(1,309)	(208)

COMPREHENSIVE INCOME (LOSS)	$1,084	$1,245	$(4,399)	$(2,172)

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

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Six Months Ended
	June 25, 2016	June 27, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(3,142)	$(1,864)
Income (loss) from discontinued operations	52	(100)
Net loss	(3,090)	(1,964)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,823	7,301
Benefit for deferred taxes	(1,683)	(1,354)
Net (gain) loss on property, plant and equipment disposals	259	(108)
Stock-based compensation expense	751	725
Excess tax benefits from stock-based compensation	—	(249)
Bad debt expense (credit)	(95)	59
Changes in operating assets and liabilities:
Receivables	4,780	(3,646)
Inventories	8,980	(10,198)
Other current assets	(2,833)	(1,981)
Accounts payable and accrued expenses	(1,426)	12,093
Other operating assets and liabilities	(815)	(866)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	11,651	(188)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	1	60
Purchase of property, plant and equipment	(2,070)	(3,171)
NET CASH USED IN INVESTING ACTIVITIES	(2,069)	(3,111)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) borrowings on revolving credit facility	(4,406)	1,519
Borrowings on notes payable - buildings	—	6,290
Payments on notes payable - buildings	(365)	(339)
Payments on notes payable related to acquisitions	(549)	(508)
Borrowings on notes payable - equipment and other	—	377
Payments on notes payable - equipment and other	(2,402)	(2,348)
Borrowings on equipment purchased under capital leases	645	—
Payments on capital leases	(1,502)	(1,337)
Change in outstanding checks in excess of cash	(1,070)	(298)
Proceeds from exercise of stock options	—	274
Repurchases of Common Stock	(119)	(529)
Excess tax benefits from stock-based compensation	—	249
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(9,768)	3,350

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(186)	51
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	281	394
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$95	$445

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,413	$2,089
Income taxes paid (received), net	(123)	98
Equipment purchased under capital leases	169	—
Equipment purchased under notes payable	—	2,850
Deposits utilized on purchased equipment, net	—	1,857
Accrued purchases of equipment	—	424
Shortfall of tax benefits from stock-based compensation	(179)	(90)
See accompanying notes to the consolidated condensed financial statements.

Table of Contents    6

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") for interim financial statements which do not include all the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 26, 2015. Operating results for the three and six month periods ended June 25, 2016 are not necessarily indicative of the results that may be expected for the entire 2016 year.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. For public entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of this ASU on the Consolidated Condensed Financial Statements.

NOTE 3 - RECEIVABLES, NET

Receivables are summarized as follows:

	June 25, 2016	December 26, 2015
Customers, trade	$43,245	$46,110
Other receivables	3,102	5,166
Gross receivables	46,347	51,276
Less: allowance for doubtful accounts	(226)	(470)
Receivables, net	$46,121	$50,806

Bad debt expense (credit) was $(68) and $(95) for the three and six months ended June 25, 2016, respectively, and $26 and $59 for the three and six months ended June 27, 2015, respectively.

NOTE 4 - INVENTORIES, NET

Inventories are summarized as follows:

	June 25, 2016	December 26, 2015
Raw materials	$37,147	$46,164
Work-in-process	19,597	21,306
Finished goods	58,086	58,037
Supplies and other	142	192
LIFO reserve	(8,806)	(10,553)
Inventories, net	$106,166	$115,146

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	June 25, 2016	December 26, 2015
Land and improvements	$7,758	$7,610
Buildings and improvements	61,210	61,396
Machinery and equipment	174,729	174,636
Assets under construction	3,728	2,819
	247,425	246,461
Accumulated depreciation	(150,826)	(145,315)
Property, plant and equipment, net	$96,599	$101,146

Table of Contents    8

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Depreciation of property, plant and equipment, including amounts for capital leases, totaled $3,177 and $6,526, respectively, in the three and six months ended June 25, 2016 and $3,516 and $7,004, respectively, in the three and six months ended June 27, 2015.

NOTE 6 - GOODWILL AND OTHER INTANGIBLES

The carrying amount of goodwill is $3,389 as of June 25, 2016 and December 26, 2015. The Company has a net carrying amount of $2,919 and $3,072 as of June 25, 2016 and December 26, 2015, respectively, for certain intangible assets subject to amortization. Amortization expense was $76 for the three months ended June 25, 2016 and June 27, 2015, respectively. Amortization expense was $153 for the six months ended June 25, 2016 and June 27, 2015, respectively.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	June 25, 2016	December 26, 2015
Compensation and benefits	$9,064	$9,173
Provision for customer rebates, claims and allowances	8,924	8,995
Advanced customer deposits	5,349	6,674
Outstanding checks in excess of cash	1,936	3,006
Other	8,955	6,490
Accrued expenses	$34,228	$34,338

NOTE 8 - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products. Product warranty reserves are included in accrued expenses in the Company's Consolidated Condensed Financial Statements. The following is a summary of the Company's product warranty activity.

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Product warranty reserve at beginning of period	$2,168	$2,545	$2,159	$2,214
Warranty liabilities accrued	1,685	1,469	3,037	3,277
Warranty liabilities settled	(1,785)	(2,814)	(3,545)	(4,802)
Changes for pre-existing warranty liabilities	146	915	563	1,426
Product warranty reserve at end of period	$2,214	$2,115	$2,214	$2,115

Table of Contents    9

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 9 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	June 25, 2016	December 26, 2015
Revolving credit facility	$76,164	$80,569
Notes payable - buildings	13,515	13,881
Acquisition note payable - Development Authority of Gordon County	1,739	2,314
Acquisition note payable - Robertex	2,346	2,321
Notes payable - equipment and other	12,606	15,008
Capital lease obligations	12,064	12,751
Deferred financing costs, net	(664)	(795)
Total long-term debt	117,770	126,049
Less: current portion of long-term debt	9,442	10,142
Long-term debt	$108,328	$115,907

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

At the Company's election, advances of the revolving credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2 or 3 month periods, as selected by the Company, plus an applicable margin of either 1.50%, 1.75% or 2.00%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate plus 1.00%, plus an applicable margin of either 0.50%, 0.75% or 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. As of June 25, 2016, the applicable margin on our revolving credit facility was 1.75%. The Company pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.375% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 3.53% at June 25, 2016 and 3.12% at December 26, 2015.

The revolving credit facility includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations. The revolving credit facility requires the Company to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability was less than $16,500. As of June 25, 2016, the unused borrowing availability under the revolving credit facility was $35,639; however, since the Company's fixed charge coverage ratio was less than 1.1 to 1.0, the unused availability accessible by the Company is $19,139 (the amount above $16,500).

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

On January 23, 2015, the Company entered into a ten-year $6,290 note payable to finance an owned facility in Saraland, Alabama. The note payable is scheduled to mature on January 7, 2025 and is secured by the facility. The note payable bears interest at a variable rate equal to one month LIBOR plus 2.0% and is payable in equal monthly installments of principal of $26, plus interest calculated on the declining balance of the note, with a final payment of $3,145 due on maturity. In addition, the Company entered into a forward interest rate swap with an amortizing notional amount effective January 7, 2017 which will effectively fix the interest rate at 4.30%.

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

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Condensed Balance Sheets as of June 25, 2016 and December 26, 2015:

	June 25, 2016	December 26, 2015	Fair Value Hierarchy Level
Liabilities:
Interest rate swaps (1)	$6,767	$4,689	Level 2
Contingent consideration (2)	310	584	Level 3

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Changes in the fair value measurements using significant unobservable inputs (Level 3) during the six months ending June 25, 2016 and June 27, 2015 were as follows:

	June 25, 2016	June 27, 2015
Beginning balance	$584	$1,855
Fair value adjustments	(177)	(407)
Settlements	(97)	(310)
Ending balance	$310	$1,138

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three and six months ending June 25, 2016 or June 27, 2015. If any, the Company recognizes the transfers in or transfers out at the end of the reporting period.

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	June 25, 2016		December 26, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$95	$95	$281	$281
Notes receivable, including current portion	312	312	282	282
Financial Liabilities:
Long-term debt and capital leases, including current portion	117,770	118,480	126,049	123,318
Interest rate swaps	6,767	6,767	4,689	4,689

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

The following is a summary of the Company's interest rate swaps as of June 25, 2016:

Type	Notional Amount		Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$10,000		October 3, 2011 through September 1, 2016	1.330%	1 Month LIBOR
Interest rate swap	$10,000		March 1, 2013 through September 1, 2016	1.620%	1 Month LIBOR
Interest rate swap	$5,000		June 1, 2013 through September 1, 2016	1.700%	1 Month LIBOR
Interest rate swap	$25,000		September 1, 2016 through September 1, 2021	3.105%	1 Month LIBOR
Interest rate swap	$25,000		September 1, 2015 through September 1, 2021	3.304%	1 Month LIBOR
Interest rate swap	$7,671	(1)	November 7, 2014 through November 7, 2024	4.500%	1 Month LIBOR
Interest rate swap	$5,661	(2)	January 7, 2017 through January 7, 2025	4.300%	1 Month LIBOR

(1) Interest rate swap notional amount amortizes by $35 monthly to maturity.
(2) Interest rate swap notional amount amortizes by $26 monthly to maturity.

Table of Contents    12

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table summarizes the fair values of derivative instruments included in the Company's Consolidated Condensed Balance Sheets:

	Location on Consolidated Balance Sheets	Fair Value
		June 25, 2016	December 26, 2015
Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued Expenses	$1,468	$1,159
Interest rate swaps, long-term portion	Other Long-Term Liabilities	5,299	3,530
Total Liability Derivatives		$6,767	$4,689

The following tables summarize the pre-tax impact of derivative instruments on the Company's financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(1,234)	$1,092	$(2,673)	$(543)

	Amount of Gain or (Loss) Reclassified from AOCIL on the effective portion into Income (1)(2)
	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(289)	$(132)	$(583)	$(266)

(1)	The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's Consolidated Condensed Statements of Operations.

(2)	The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to June 25, 2016 is $1,468.

The amount of gain (loss) recognized in income on the ineffective portion of interest rate swaps, if any, is included in other (income) expense, net on the Company's Consolidated Condensed Statements of Operations. There was no ineffective portion for the periods presented.

NOTE 12 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers approximately 86% of the Company's current associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $239 and $225 for the three months ended June 25, 2016 and June 27, 2015, respectively, and $465 and $460 for the six months ended June 25, 2016 and June 27, 2015, respectively.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers approximately 14% of the Company's current associates at one facility who are under a collective-bargaining agreement. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $20 and $26 for the three months ended June 25, 2016 and June 27, 2015, respectively, and $35 and $45 for the six months ended June 25, 2016 and June 27, 2015, respectively.

Table of Contents    13

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations owed to participants under this plan were $13,619 at June 25, 2016 and $14,155 at December 26, 2015 and are included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $14,670 at June 25, 2016 and $14,981 at December 26, 2015 and is included in other assets in the Company's Consolidated Condensed Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. Expenses related to the multi-employer pension plan were $67 and $66 for the three months ended June 25, 2016 and June 27, 2015, respectively, and $134 and $131 for the six months ended June 25, 2016 and June 27, 2015, respectively.

NOTE 13 - INCOME TAXES

The effective income tax rate for the six months ending June 25, 2016 was 38.5% compared with an effective income tax rate of 36.7% for the six months ending June 27, 2015. The six months ended June 25, 2016 included certain tax credits of approximately $335 that increased the tax benefit recognized during the period. The Company is in a net deferred tax asset position of $7,212 and $4,726 at June 25, 2016 and December 26, 2015, respectively. The increase in the net deferred tax asset was primarily attributable to an increase in the federal tax credit carry carryforwards and the federal net operating loss carryforwards.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $375 at June 25, 2016 and December 26, 2015. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of June 25, 2016 and December 26, 2015.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Basic earnings (loss) per share:
Income (loss) from continuing operations	$1,615	$516	$(3,142)	$(1,864)
Less: Allocation of earnings to participating securities	(49)	(13)	—	—
Income (loss) from continuing operations available to common shareholders - basic	$1,566	$503	$(3,142)	$(1,864)
Basic weighted-average shares outstanding (1)	15,645	15,546	15,623	15,490
Basic earnings (loss) per share - continuing operations	$0.10	$0.03	$(0.20)	$(0.12)

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to common shareholders - basic	$1,566	$503	$(3,142)	$(1,864)
Add: Undistributed earnings reallocated to unvested shareholders	1	1	—	—
Income (loss) from continuing operations available to common shareholders - basic	$1,567	$504	$(3,142)	$(1,864)
Basic weighted-average shares outstanding (1)	15,645	15,546	15,623	15,490
Effect of dilutive securities:
Stock options (2)	—	37	—	—
Directors' stock performance units (2)	138	73	—	—
Diluted weighted-average shares outstanding (1)(2)	15,783	15,656	15,623	15,490
Diluted earnings (loss) per share - continuing operations	$0.10	$0.03	$(0.20)	$(0.12)

(1)	Includes Common and Class B Common shares, in thousands.

(2)
Shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded to the extent they are anti-dilutive. Aggregate shares excluded for the three and six months ended June 25, 2016 were 104 and 207, respectively, and for the three and six months ended June 27, 2015 were 236 and 352, respectively.

NOTE 15 - STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Condensed Financial Statements. The number of shares to be issued is determined by dividing the specified dollar value of the award by the market value per share on the grant date. The Company's stock compensation expense was $424 and $751 for the three and six months ended June 25, 2016, respectively, and $448 and $725 for the three and six months ended June 27, 2015, respectively.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 26, 2015	(2,853)	280	(2,573)
Unrealized loss on interest rate swaps, net of tax of $1,016	(1,657)	—	(1,657)
Reclassification of loss into earnings from interest rate swaps, net of tax of $222	361	—	361
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $8	—	(12)	(12)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $1	—	(1)	(1)
Balance at June 25, 2016	$(4,149)	$267	$(3,882)

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 18 - OTHER OPERATING EXPENSE, NET

Other operating expense, net is summarized as follows:

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Other operating expense, net:
(Gain) loss on property, plant and equipment disposals	$139	$(103)	$259	$(108)
(Gain) loss on currency exchanges	(97)	102	(3)	445
Amortization of intangibles	76	76	153	153
Retirement expenses	36	58	75	90
Miscellaneous (income) expense	(36)	(70)	(99)	(27)
Other operating expense, net	$118	$63	$385	$553

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

To complete the Warehousing, Distribution & Manufacturing Consolidation Plan, the Company moved its Saraland rug operation from an expiring leased building to an owned facility in March. The Company incurred some minor costs in the second quarter of 2016 as it completed the consolidation plan. As a result of eliminating its dyeing operations in Atmore, Alabama, the Company disposed of its waste water treatment plant in 2014. Subsequently, after extensive testing, it was determined that the Company still had some contaminants above background levels and that it would need to install a soil cap. The Company has accrued $690 to finalize the cleanup of the site of the Company's former waste water treatment plant. Accordingly, if the actual costs are higher or lower, the Company would record an additional charge or benefit, respectively, as appropriate.

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

2015 Corporate Office Consolidation Plan

In April 2015, the Company's Board of Directors approved the Corporate Office Consolidation Plan, to cover the costs of consolidating three of the Company's existing leased divisional and corporate offices to a single leased facility located in Dalton, Georgia. The Company paid a fee to terminate one of the leased facilities, did not renew a second facility and vacated the third facility. Related to the vacated facility, the Company recorded the estimated costs related to the fulfillment of its contractual lease obligation and on-going facility maintenance, net of an estimate of sub-lease expectations. Accordingly, if the estimates differ, the Company would record an additional charge or benefit, as appropriate. Costs related to the consolidation include the lease termination fee, contractual lease obligations and moving costs.

Table of Contents    17

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Costs related to the facility consolidation plans are summarized as follows:

						As of June 25, 2016
	Accrued Balance at December 26, 2015	2016 Expenses To Date		2016 Cash Payments	Accrued Balance at June 25, 2016	Total Costs Incurred To Date	Total Expected Costs
Warehousing, Distribution & Manufacturing Consolidation Plan	$—	$1,738		$1,048	$690	$7,806	$7,806
Atlas Integration Plan	—	—		—	—	1,669	1,669
Corporate Office Consolidation Plan	341	76		127	290	804	804
Totals	$341	$1,814	(1)	$1,175	$980	$10,279	$10,279

	Accrued Balance at December 27, 2014	2015 Expenses To Date		2015 Cash Payments	Accrued Balance at June 27, 2015
Warehousing, Distribution & Manufacturing Consolidation Plan	$—	$1,445		$1,445	$—
Atlas Integration Plan	—	205		205	—
Corporate Office Consolidation Plan	—	—		—	—
Totals	$—	$1,650	(1)	$1,650	$—

(1) Costs incurred under these plans are classified as "facility consolidation expenses" in the Company's Consolidated Condensed Statements of Operations.

NOTE 20 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015

Net sales - Carousel operations	$—	$196	$—	$417

Income (loss) from discontinued operations:
Income (loss) from Carousel operations	$—	$26	$—	$(77)
Workers' compensation from former textile operations	$27	$(10)	$16	$(36)
Environmental remediation costs from former textile operations	(31)	(31)	(36)	(43)
Income on disposal of discontinued operations	100	—	100	—
Income (loss) from discontinued operations, before taxes	96	(15)	80	(156)
Income tax provision (benefit)	34	(3)	28	(56)
Income (loss) from discontinued operations, net of tax	$62	$(12)	$52	$(100)

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

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $1,591 as of June 25, 2016 and December 26, 2015. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from our estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

NOTE 21 - RELATED PARTY TRANSACTIONS

The Company is a party to a 5-year lease with the seller of Atlas Carpet Mills, Inc. to lease three manufacturing facilities as part of the acquisition in 2014. The lessor is controlled by an associate of the Company. Rent paid to the lessor during the three and six months ended June 25, 2016 was $226 and $341, respectively. Rent paid to the lessor during the three and six months ended June 27, 2015 was $114 and $229, respectively. The lease was based on current market values for similar facilities.

The Company purchases a portion of its product needs in the form of fiber, yarn and carpet from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of the Company. An affiliate of Mr. Shaw holds approximately 8.4% of the Company's Common Stock, which represents approximately 3.9% of the total vote of all classes of the Company's Common Stock. Engineered Floors is one of several suppliers of such materials to the Company. Total purchases from Engineered Floors during the three and six months ended June 25, 2016 were approximately $1,859 and $3,634, respectively; or approximately 2.4% and 2.5%, respectively, of the Company's cost of goods sold. Total purchases from Engineered Floors during the three and six months ended June 27, 2015 were approximately $2,632 and $4,493, respectively; or approximately 3.3% and 2.9%, respectively, of the Company's cost of goods sold. Purchases from Engineered Floors are based on market value, negotiated prices. The Company has no contractual commitments with Mr. Shaw associated with its business relationship with Engineered Floors. Transactions with Engineered Floors were reviewed by the Company's board of directors.

The Company is a party to a 10-year lease with the Rothman Family Partnership to lease a manufacturing facility as part of the Robertex acquisition in 2013. The lessor is controlled by an associate of the Company. Rent paid to the lessor during the three and six months ended June 25, 2016 was $66 and $132, respectively. Rent paid to the lessor during the three and six months ended June 27, 2015 was $65 and $130, respectively. The lease was based on current market values for similar facilities. In addition, the Company has a note payable to Robert P. Rothman related to the acquisition of Robertex Inc. (See Note 9).

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

OVERVIEW

Our business consists principally of marketing, manufacturing and selling carpet and rugs to high-end residential and commercial customers through our various sales forces and brands. We focus exclusively on the upper-end of the soft floorcovering market where we believe we have strong brands and competitive advantages with our style and design capabilities and customer relationships. Our Fabrica, Masland, and Dixie Home brands have a significant presence in the high-end residential soft floorcovering markets. Our Atlas Carpet Mills, Masland Contract and Masland Hospitality brands participate in the upper end specified commercial marketplace. Dixie International sells all of our brands outside of the North American market.

The second quarter started off with April orders seasonally stronger but still lagged behind last year; however, orders weakened in May and June. Overall sales were down 4.2% from the second quarter of 2015. Total carpet sales for the quarter were down 4.4% on a comparative year over year basis. In particular our commercial product sales were 8.1% below the prior year. We believe the commercial market was down slightly on a year over year basis. Residential product sales were 2.3% below the prior year period. Though our residential business was down as compared to the prior year’s quarter, we believe that our sales outperformed the residential market which we believe was down mid to low single digits. We have seen modest improvements in housing activity and continue to anticipate some increase in demand from demographic forces. We have not seen a corresponding improvement in the floorcovering market and continue to carefully evaluate our expectations for future sales growth.

Despite the drop in sales compared to the year ago period, our operating margins improved slightly to 26.8%. Furthermore, our operating margins improved 5.0% from the first quarter to the second quarter of 2016. We have lowered our cost structure through better running conditions as a result of moving production in house. Comparing the second quarter of 2016 to the first quarter of this year, we increased internal production by 23% even though we only had a total production increase of 18%. We have lower quality costs through tighter manufacturing tolerances in operations. We have improved material yields as we have improved quality and reduced waste. We have reduced medical expenses as a result of our new plan design. We continue to reduce staffing levels to increase our efficiency and respond to the lower sales volumes. Our selling and administrative costs improved from 23.8% of sales in the second quarter of last year to 23.1% of sales in the second quarter of 2016 due to cost reductions in all areas of sales and administration.

We incurred approximately $401 thousand of costs in our second quarter of 2016 related to our Warehousing, Distribution & Manufacturing Consolidation Plan. As a result of eliminating our dyeing operations in Atmore, Alabama, we disposed of our waste water treatment plant in 2014. After extensive testing, it was determined that we still had some contaminants above background levels and that we would need to install a soil cap. During the first quarter of 2016, we accrued $690 thousand to finalize the cleanup of the site of our former waste water treatment plant. Accordingly, if the actual costs are higher or lower, we would record an additional charge or benefit, respectively, as appropriate.

Table of Contents    20

RESULTS OF OPERATIONS

Three and Six Months Ended June 25, 2016 Compared with Three and Six Months Ended June 27, 2015

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.2%	73.3%	75.5%	74.4%
Gross profit	26.8%	26.7%	24.5%	25.6%
Selling and administrative expenses	23.1%	23.8%	24.7%	24.8%
Other operating expense, net	0.1%	0.1%	0.2%	0.3%
Facility consolidation expenses	0.4%	0.8%	0.9%	0.8%
Operating income (loss)	3.2%	2.0%	(1.3)%	(0.3)%

Net Sales

Net sales for the quarter ended June 25, 2016 was $105.3 million, a decrease of 4.2% compared with net sales of $110.0 million for the year-earlier quarter. In the second quarter of 2016, residential carpet sales decreased 2.3% and net sales of commercial carpet decreased 8.1% compared with the second quarter of 2015. Sales continued to be weaker in the second quarter of 2016 compared with the same period in 2015 particularly with our commercial products.

Net sales for the six months ended June 25, 2016 was $194.6 million, a decrease of 5.5% compared with net sales of $205.8 million for the six months of 2015. Residential carpet sales decreased 3.5% and net sales of commercial carpet decreased 8.3% in the first six months of 2016 compared with the first six months of 2015. Sales were substantially weaker in the first six months of 2016 compared with the same period in 2015.

Cost of Sales

Cost of sales as a percentage of net sales was 73.2% in the second quarter of 2016 compared with 73.3% in the second quarter of 2015, or a 0.1 percentage point improvement as a percentage of sales. During the second quarter of 2016, we lowered costs through improved quality costs, tighter cost controls and reduced associate medical expenses.

Cost of sales as a percentage of net sales was 75.5% in the first six months of 2016 compared with 74.4% in the first six months of 2015, or a 1.1 percentage point decline as a percentage of sales. During the first six months of 2016, our improved quality costs, tighter cost controls and reduced associate benefit expenses were offset by very low production levels in the plants during the first quarter, as we had both low order volume and low productivity from seasonally high product development activities resulting in under absorption of fixed costs.

Gross Profit

Gross profit improved 0.1 percentage point as a percentage of sales in the second quarter of 2016 compared with the year-earlier period. Gross profit was $28.2 million in the second quarter of 2016 compared with $29.3 million in the second quarter of 2015. Despite lower sales, our gross profit was positively affected in the second quarter of 2016 by the factors as discussed above in Cost of Sales.

Gross profit declined 1.1 percentage points as a percentage of sales in the first six months of 2016 compared with the year-earlier period. Our gross profit was affected in the first six months of 2016 by the factors as discussed above in Cost of Sales.

Selling and Administrative Expenses

Selling and administrative expenses were $24.3 million in second quarter of 2016 compared with $26.2 million in the year earlier period, a decrease of 0.7 percentage points as a percentage of sales. Selling and administrative expenses decreased as a percentage of sales primarily as a result of the lower selling expenses in the second quarter of 2016 due to tighter cost controls.

Selling and administrative expenses were $48.0 million in first six months of 2016 compared with $50.9 million in the year earlier period, a decrease of 0.1 percentage points as a percentage of sales. Selling and administrative expenses decreased as a percentage of sales primarily as a result of the lower selling expenses in the first six months of 2016 due to tighter cost controls.

Table of Contents    21

Other Operating Expense, Net

Other operating expense, net was an expense of $118 thousand in the second quarter of 2016 compared with an expense of $63 thousand in the second quarter of 2015. The increase in other operating expense, net was primarily the result of losses on the impairment of certain machinery taken out of service offset in part by Canadian currency exchange gains in the second quarter of 2016.

Other operating expense, net was an expense of $385 thousand in the first six months of 2016 compared with an expense of $553 thousand in the first six months of 2015. The decrease in other operating expense, net was primarily the result of lower Canadian currency exchange losses in the first six months of 2016 offset in part by losses on the impairment of certain machinery taken out of service in the first six months of 2016.

Facility Consolidation Expenses

These expenses decreased $474 thousand in the second quarter of 2016 compared with the year-earlier period as we completed our restructuring plan during the quarter.

These expenses increased $164 thousand in the first six months of 2016 compared with the year-earlier period. Included in the Warehousing, Distribution & Manufacturing Consolidation Plan was the elimination our dyeing operations in Atmore, Alabama which had a waste water treatment plant that was disposed of in 2014. Subsequently, after extensive testing, it was determined that we still have some contaminants above background levels and that we needed to install a soil cap. We have reserved $690 thousand to finalize the cleanup of the site of our former waste water treatment plant.

Operating Income (Loss)

We reported operating income of $3.4 million in the second quarter of 2016 compared with operating income of $2.2 million in the second quarter of 2015. During the second quarter of 2016, our operations improved due to a decrease in cost related to product quality issues, tighter cost controls and reduced associate benefit expenses.

We reported an operating loss of $2.4 million in the first six months of 2016 compared with an operating loss of $506 thousand in the first six months of 2015. During the first six months of 2016, our improved quality costs, tighter cost controls and reduced associate benefit expenses were offset by very low production levels in the plants during the first quarter, as we had both low order volume and low productivity from seasonally high product development activities resulting in under absorption of fixed costs.

Interest Expense

Interest expense increased $111 thousand in the second quarter of 2016 compared with the second quarter of 2015 principally a result of higher interest rates in 2016 offset by lower levels of debt during 2016.

Interest expense increased $257 thousand in the first six months of 2016 compared with the first six months of 2015 principally a result of higher interest rates in 2016 offset by lower levels of debt during 2016.

Other Expense, Net

Other expense, net was not significant in the second quarter or the first six months of 2016 or 2015.

Income Tax Provision (Benefit)

The effective income tax rate for the first six months of 2016 was 38.5% compared with an effective rate of 36.7% in the year-earlier period. The first six months of 2016 included certain tax credits of approximately $335 thousand that increased the tax benefit recognized during the period.

Income (Loss) from Continuing Operations

We had income from continuing operations of $1.6 million, or $0.10 per diluted share in the second quarter of 2016 compared with income from continuing operations of $516 thousand, or $0.03 per diluted share in the second quarter of 2015. The income was a result of the factors discussed above.

We had a loss from continuing operations of $3.1 million, or $0.20 per diluted share in the first six months of 2016 compared with a loss from continuing operations of $1.9 million, or $0.12 per diluted share in the first six months of 2015. The losses were a result of the factors discussed above.

Table of Contents    22

Net Income (Loss)

Discontinued operations reflected income of $62 thousand, or $0.00 per diluted share, in the second quarter of 2016 compared with a loss from discontinued operations of $12 thousand, or $0.00 per diluted share, in the same period in 2015. Including discontinued operations, we had net income of $1.7 million, or $0.10 per diluted share, in the second quarter of 2016 compared with net income of $504 thousand, or $0.03 per diluted share, in the second quarter of 2015.

Discontinued operations reflected income of $52 thousand, or $0.00 per diluted share, in the first six months of 2016 compared with a loss from discontinued operations of $100 thousand, or $0.01 per diluted share, in the same period in 2015. Including discontinued operations, we had a net loss of $3.1 million, or $0.20 per diluted share, in the first six months of 2016 compared with a net loss of $2.0 million, or $0.13 per diluted share, in the first six months of 2015.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 25, 2016, cash provided by operations was $11.7 million. Accounts receivable decreased $4.8 million and inventories decreased $9.0 million which was offset by a decrease in accounts payable and accrued expenses of $1.4 million and an increase in other current assets of $2.8 million. The decrease in accounts receivable was due to the lower sales volumes during the first six months of 2016. We reduced inventories that were increased at the end of the fiscal year to build inventories from a supplier that was going through a year-end software conversion. Other current assets increased as a result of higher prepaid expenses associated with sampling expenses.

Capital asset acquisitions for the six months ended June 25, 2016 were $2.2 million; $2.1 million of cash used in investing activities and $169 thousand of equipment acquired under capital leases. Depreciation and amortization for the six months ended June 25, 2016 were $6.8 million. We expect capital expenditures to be approximately $5.0 million in 2016 for capital expenditures while depreciation and amortization is expected to be approximately $13.5 million. Planned capital expenditures in 2016 are primarily for new equipment.

During the six months ended June 25, 2016, cash used in financing activities was $9.8 million. We had net payments on our revolving credit facility of $4.4 million and payments on other debt obligations of $4.8 million.

We believe our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements under our current operating conditions. As of June 25, 2016, the unused borrowing availability under our revolving credit facility was $35.6 million. Our revolving credit facility requires us to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability is less than $16.5 million. As of the date hereof, our fixed coverage ratio was less than 1.1 to 1.0, accordingly the unused availability accessible by us is $19.1 million (the amount above $16.5 million). Significant additional cash expenditures above our normal liquidity requirements or significant deterioration in economic conditions could affect our business and require supplemental financing or other funding sources. There can be no assurance that such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us.

Contractual Obligations

The following table summarizes our future minimum payments under contractual obligations as of June 25, 2016.

	Payments Due By Period
	(dollars in millions)
	2016	2017	2018	2019	2020	Thereafter	Total
Debt	$3.8	$5.7	$4.6	$78.9	$1.9	$11.5	106.4
Interest - debt (1)	2.4	4.4	4.1	2.4	1.9	2.5	17.7
Capital leases	1.6	3.2	3.0	1.8	1.5	1.0	12.1
Interest - capital leases	0.3	0.5	0.3	0.2	0.1	—	1.4
Operating leases	1.6	3.2	2.9	2.1	1.6	5.3	16.7
Purchase commitments	1.9	0.6	0.4	—	—	—	2.9
Totals	11.6	17.6	15.3	85.4	7.0	20.3	157.2

(1) Interest rates used for variable rate debt were those in effect at June 25, 2016.

Table of Contents    23

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

At June 25, 2016, $32,008, or approximately 27% of our total debt, was subject to floating interest rates.  A twenty-five basis point fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $49.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 25, 2016, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 17 - Contingencies in the notes to the Consolidated Condensed Financial Statements.

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

Table of Contents    24

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

The floorcovering industry is highly competitive. We face competition from a number of domestic manufacturers and independent distributors of floorcovering products and, in certain product areas, foreign manufacturers. Significant consolidation within the floorcovering industry has caused a number of our existing and potential competitors to grow significantly larger and have greater access to resources and capital than we do. Maintaining our competitive position may require us to make substantial additional investments in our product development efforts, manufacturing facilities, distribution network and sales and marketing activities. These additional investments may be limited by our access to capital, as well as restrictions set forth in our credit facilities. Competitive pressures and the accelerated growth of hard surface alternatives, have resulted in decreased demand for our soft floorcovering products and in the loss of market share to hard surface products. As a result, competition from providers of other soft surfaces has intensified and may result in decreased demand for our products. In addition, we face, and will continue to face, competitive pressures on our sales price and cost of our products. As a result of any of these factors, there could be a material adverse effect on our sales and profitability.

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

Table of Contents    25

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

Table of Contents    26

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

The following table provides information regarding our repurchases of shares of our Common Stock during the three months ended June 25, 2016:

Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
April 30, 2016	—	$—	—
May 28, 2016	—	—	—
June 25, 2016	—	—	—
Three Months Ended June 25, 2016	—	$—	—	$2,377,056
(1) During the three months ended June 25, 2016, no shares were repurchased under the plan.

Table of Contents    27

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a.)	Exhibits

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Table of Contents    28

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIXIE GROUP, INC.
(Registrant)

Date: August 4, 2016	By: /s/ JON A. FAULKNER
Jon A. Faulkner Vice President and Chief Financial Officer

Table of Contents    29