Form 10-Q
period 2016-09-24
DIXIE GROUP INC
filed 2016-11-03
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2016
OR

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

☐	Large accelerated filer	☑	Accelerated filer
☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of October 28, 2016
Common Stock, $3 Par Value	15,248,538 shares
Class B Common Stock, $3 Par Value	870,714 shares
Class C Common Stock, $3 Par Value	0 shares

Table of Contents    1

THE DIXIE GROUP, INC.

Table of Contents    2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Table of Contents    3

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(amounts in thousands, except share data)

	September 24, 2016	December 26, 2015
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$88	$281
Receivables, net	47,568	50,806
Inventories, net	107,965	115,146
Prepaid expenses	4,820	3,362

TOTAL CURRENT ASSETS	160,441	169,595

PROPERTY, PLANT AND EQUIPMENT, NET	94,690	101,146
GOODWILL AND OTHER INTANGIBLES	6,232	6,461
OTHER ASSETS	23,935	21,016
TOTAL ASSETS	$285,298	$298,218

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$23,805	$26,483
Accrued expenses	35,848	34,338
Current portion of long-term debt	9,230	10,142
TOTAL CURRENT LIABILITIES	68,883	70,963

LONG-TERM DEBT	106,395	115,907
OTHER LONG-TERM LIABILITIES	22,173	20,544
TOTAL LIABILITIES	197,451	207,414

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 15,253,086 shares for 2016 and 15,155,274 shares for 2015	45,759	45,466
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 871,714 shares for 2016 and 851,693 shares for 2015	2,615	2,555
Additional paid-in capital	156,090	155,734
Accumulated deficit	(112,934)	(110,378)
Accumulated other comprehensive income (loss)	(3,683)	(2,573)
TOTAL STOCKHOLDERS' EQUITY	87,847	90,804
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$285,298	$298,218

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    4

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
NET SALES	$100,297	$108,908	$294,847	$314,721
Cost of sales	74,466	81,643	221,268	234,811
GROSS PROFIT	25,831	27,265	73,579	79,910

Selling and administrative expenses	23,774	25,267	71,760	76,215
Other operating expense, net	141	131	525	684
Facility consolidation expenses	—	614	1,816	2,264
OPERATING INCOME (LOSS)	1,916	1,253	(522)	747

Interest expense	1,312	1,203	3,969	3,603
Other expense, net	4	4	15	45
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	600	46	(4,506)	(2,901)
Income tax provision (benefit)	27	(38)	(1,937)	(1,121)
INCOME (LOSS) FROM CONTINUING OPERATIONS	573	84	(2,569)	(1,780)
Income (loss) from discontinued operations, net of tax	(39)	(18)	13	(118)
NET INCOME (LOSS)	$534	$66	$(2,556)	$(1,898)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.04	$0.01	$(0.16)	$(0.11)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)
Net income (loss)	$0.04	$0.01	$(0.16)	$(0.12)

BASIC SHARES OUTSTANDING	15,648	15,573	15,631	15,518

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.04	$0.01	$(0.16)	$(0.11)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)
Net income (loss)	$0.04	$0.01	$(0.16)	$(0.12)

DILUTED SHARES OUTSTANDING	15,744	15,666	15,631	15,518

DIVIDENDS PER SHARE:
Common Stock	$—	$—	$—	$—
Class B Common Stock	—	—	—	—

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    5

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
NET INCOME (LOSS)	$534	$66	$(2,556)	$(1,898)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on interest rate swaps	24	(1,923)	(2,648)	(2,466)
Income taxes	9	(731)	(1,006)	(937)
Unrealized gain (loss) on interest rate swaps, net	15	(1,192)	(1,642)	(1,529)

Reclassification of loss into earnings from interest rate swaps (1)	308	187	891	453
Income taxes	117	71	339	172
Reclassification of loss into earnings from interest rate swaps, net	191	116	552	281

Reclassification of net actuarial gain into earnings from postretirement benefit plans (2)	(10)	(9)	(30)	(28)
Income taxes	(4)	(4)	(12)	(12)
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(6)	(5)	(18)	(16)

Reclassification of prior service credits into earnings from postretirement benefit plans (2)	(1)	(22)	(3)	(66)
Income taxes	—	(9)	(1)	(28)
Reclassification of prior service credits into earnings from postretirement benefit plans, net	(1)	(13)	(2)	(38)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	199	(1,094)	(1,110)	(1,302)

COMPREHENSIVE INCOME (LOSS)	$733	$(1,028)	$(3,666)	$(3,200)

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

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Nine Months Ended
	September 24, 2016	September 26, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(2,569)	$(1,780)
Income (loss) from discontinued operations	13	(118)
Net loss	(2,556)	(1,898)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,234	10,954
Benefit for deferred taxes	(1,623)	(1,403)
Net (gain) loss on property, plant and equipment disposals	259	(187)
Stock-based compensation expense	1,021	1,071
Excess tax benefits from stock-based compensation	(3)	(287)
Bad debt expense (credit)	(70)	110
Changes in operating assets and liabilities:
Receivables	3,308	(3,301)
Inventories	7,181	(10,649)
Other current assets	(1,458)	(649)
Accounts payable and accrued expenses	510	9,876
Other operating assets and liabilities	(799)	(863)
NET CASH PROVIDED BY OPERATING ACTIVITIES	16,004	2,774

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	1	66
Purchase of property, plant and equipment	(3,426)	(5,266)
NET CASH USED IN INVESTING ACTIVITIES	(3,425)	(5,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) borrowings on revolving credit facility	(3,878)	1,182
Borrowings on notes payable - buildings	—	6,290
Payments on notes payable - buildings	(548)	(522)
Payments on notes payable related to acquisitions	(1,634)	(1,572)
Borrowings on notes payable - equipment and other	—	998
Payments on notes payable - equipment and other	(3,510)	(3,370)
Borrowings on equipment purchased under capital leases	1,396	—
Payments on capital leases	(2,325)	(2,050)
Change in outstanding checks in excess of cash	(1,854)	1,278
Proceeds from exercise of stock options	—	274
Repurchases of Common Stock	(135)	(584)
Excess tax benefits from stock-based compensation	3	287
Payments for debt issuance costs	(287)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(12,772)	2,211

DECREASE IN CASH AND CASH EQUIVALENTS	(193)	(215)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	281	394
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$88	$179

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3,720	$3,246
Income taxes paid (received), net	(93)	104
Equipment purchased under capital leases	169	87
Equipment purchased under notes payable	—	2,850
Deposits utilized on purchased equipment, net	—	1,857
Shortfall of tax benefits from stock-based compensation	(179)	(93)
Note receivable on sale of equipment	—	93
See accompanying notes to the consolidated condensed financial statements.

Table of Contents    7

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements which do not include all the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 26, 2015. Operating results for the three and nine month periods ended September 24, 2016 are not necessarily indicative of the results that may be expected for the entire 2016 year.

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

In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." Topic 330 currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. This ASU does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company measures substantially all inventories using the LIFO method; therefore, the Company does not believe the adoption of this ASU will have a significant impact on the Consolidated Condensed Financial Statements.

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

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which provides clarification guidance on certain cash flow presentation issues that have developed due to diversity in practice. These issues include certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. For public entities, ASU 2016-15 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this ASU on the Consolidated Condensed Financial Statements.

NOTE 3 - RECEIVABLES, NET

Receivables are summarized as follows:

	September 24, 2016	December 26, 2015
Customers, trade	$45,060	$46,110
Other receivables	2,710	5,166
Gross receivables	47,770	51,276
Less: allowance for doubtful accounts	(202)	(470)
Receivables, net	$47,568	$50,806

Bad debt expense (credit) was $25 and $(70) for the three and nine months ended September 24, 2016, respectively, and $51 and $110 for the three and nine months ended September 26, 2015, respectively.

NOTE 4 - INVENTORIES, NET

Inventories are summarized as follows:

	September 24, 2016	December 26, 2015
Raw materials	$37,790	$46,164
Work-in-process	19,878	21,306
Finished goods	58,667	58,037
Supplies and other	119	192
LIFO reserve	(8,489)	(10,553)
Inventories, net	$107,965	$115,146

Table of Contents    9

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	September 24, 2016	December 26, 2015
Land and improvements	$7,781	$7,610
Buildings and improvements	62,032	61,396
Machinery and equipment	176,416	174,636
Assets under construction	2,493	2,819
	248,722	246,461
Accumulated depreciation	(154,032)	(145,315)
Property, plant and equipment, net	$94,690	$101,146

Depreciation of property, plant and equipment, including amounts for capital leases, totaled $3,264 and $9,791, respectively, in the three and nine months ended September 24, 2016 and $3,503 and $10,508, respectively, in the three and nine months ended September 26, 2015.

NOTE 6 - GOODWILL AND OTHER INTANGIBLES

The carrying amount of goodwill is $3,389 as of September 24, 2016 and December 26, 2015. The Company has a net carrying amount of $2,843 and $3,072 as of September 24, 2016 and December 26, 2015, respectively, for certain intangible assets subject to amortization. Amortization expense was $76 for the three months ended September 24, 2016 and September 26, 2015, respectively. Amortization expense was $229 for the nine months ended September 24, 2016 and September 26, 2015, respectively.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	September 24, 2016	December 26, 2015
Compensation and benefits	$8,328	$9,173
Provision for customer rebates, claims and allowances	9,231	8,995
Advanced customer deposits	8,321	6,674
Outstanding checks in excess of cash	1,152	3,006
Other	8,816	6,490
Accrued expenses	$35,848	$34,338

NOTE 8 - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products. Product warranty reserves are included in accrued expenses in the Company's Consolidated Condensed Financial Statements. The following is a summary of the Company's product warranty activity.

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Product warranty reserve at beginning of period	$2,214	$2,115	$2,159	$2,214
Warranty liabilities accrued	1,537	1,430	4,574	4,707
Warranty liabilities settled	(1,583)	(1,880)	(5,128)	(6,682)
Changes for pre-existing warranty liabilities	(45)	616	518	2,042
Product warranty reserve at end of period	$2,123	$2,281	$2,123	$2,281

Table of Contents    10

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 9 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	September 24, 2016	December 26, 2015
Revolving credit facility	$76,692	$80,569
Notes payable - buildings	13,332	13,881
Acquisition note payable - Development Authority of Gordon County	1,446	2,314
Acquisition note payable - Robertex	1,555	2,321
Notes payable - equipment and other	11,497	15,008
Capital lease obligations	11,992	12,751
Deferred financing costs, net	(889)	(795)
Total long-term debt	115,625	126,049
Less: current portion of long-term debt	9,230	10,142
Long-term debt	$106,395	$115,907

Revolving Credit Facility

On September 23, 2016, the Company amended its revolving credit facility to revise certain definitions and extend the maturity date from March 2019 to September 2021. The revolving credit facility provides for a maximum of $150,000 of revolving credit, subject to borrowing base availability. The borrowing base is currently equal to specified percentages of the Company's eligible accounts receivable, inventories, fixed assets and real property less reserves established, from time to time, by the administrative agent under the facility. The revolving credit facility is secured by a first priority lien on substantially all of the Company's assets.

At the Company's election, advances of the revolving credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2 or 3 month periods, as selected by the Company, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate plus 1.00%, plus an applicable margin ranging between 0.50% and 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases, with the exception that the applicable margin cannot go below 1.75% until after March 31, 2017. As of September 24, 2016, the applicable margin on our revolving credit facility was 1.75%. The Company pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.375% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 4.09% at September 24, 2016 and 3.12% at December 26, 2015.

The revolving credit facility includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations. The revolving credit facility requires the Company to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability was less than $16,500. As of September 24, 2016, the unused borrowing availability under the revolving credit facility was $41,806; however, since the Company's fixed charge coverage ratio was less than 1.1 to 1.0, the unused availability accessible by the Company was $25,306 (the amount above $16,500) at September 24, 2016.

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

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Condensed Balance Sheets as of September 24, 2016 and December 26, 2015:

	September 24, 2016	December 26, 2015	Fair Value Hierarchy Level
Liabilities:
Interest rate swaps (1)	$6,456	$4,689	Level 2
Contingent consideration (2)	280	584	Level 3

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Changes in the fair value measurements using significant unobservable inputs (Level 3) during the nine months ending September 24, 2016 and September 26, 2015 were as follows:

	September 24, 2016	September 26, 2015
Beginning balance	$584	$1,855
Fair value adjustments	(168)	(387)
Settlements	(136)	(375)
Ending balance	$280	$1,093

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three and nine months ending September 24, 2016 or September 26, 2015. If any, the Company recognizes the transfers in or transfers out at the end of the reporting period.

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	September 24, 2016		December 26, 2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$88	$88	$281	$281
Notes receivable, including current portion	308	308	282	282
Financial Liabilities:
Long-term debt and capital leases, including current portion	115,625	115,934	126,049	123,318
Interest rate swaps	6,456	6,456	4,689	4,689

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

The following is a summary of the Company's interest rate swaps as of September 24, 2016:

Type	Notional Amount		Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$25,000		September 1, 2016 through September 1, 2021	3.105%	1 Month LIBOR
Interest rate swap	$25,000		September 1, 2015 through September 1, 2021	3.304%	1 Month LIBOR
Interest rate swap	$7,566	(1)	November 7, 2014 through November 7, 2024	4.500%	1 Month LIBOR
Interest rate swap	$5,661	(2)	January 7, 2017 through January 7, 2025	4.300%	1 Month LIBOR

(1) Interest rate swap notional amount amortizes by $35 monthly to maturity.
(2) Interest rate swap notional amount amortizes by $26 monthly to maturity.

Table of Contents    13

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table summarizes the fair values of derivative instruments included in the Company's Consolidated Condensed Balance Sheets:

	Location on Consolidated Balance Sheets	Fair Value
		September 24, 2016	December 26, 2015
Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued Expenses	$1,477	$1,159
Interest rate swaps, long-term portion	Other Long-Term Liabilities	4,979	3,530
Total Liability Derivatives		$6,456	$4,689

The following tables summarize the pre-tax impact of derivative instruments on the Company's financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$24	$(1,923)	$(2,648)	$(2,466)

	Amount of Gain or (Loss) Reclassified from AOCIL on the effective portion into Income (1)(2)
	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(308)	$(187)	$(891)	$(453)

(1)	The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's Consolidated Condensed Statements of Operations.

(2)	The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to September 24, 2016 is $1,477.

The amount of gain (loss) recognized in income on the ineffective portion of interest rate swaps, if any, is included in other (income) expense, net on the Company's Consolidated Condensed Statements of Operations. There was no ineffective portion for the periods presented.

NOTE 12 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers approximately 86% of the Company's current associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $(132) and $223 for the three months ended September 24, 2016 and September 26, 2015, respectively, and $333 and $683 for the nine months ended September 24, 2016 and September 26, 2015, respectively. The reduction in the matching contribution expense for the three months ended September 24, 2016 was a result of revising the estimated match for the year.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers approximately 14% of the Company's current associates at one facility who are under a collective-bargaining agreement. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $18 and $17 for the three months ended September 24, 2016 and September 26, 2015, respectively, and $53 and $62 for the nine months ended September 24, 2016 and September 26, 2015, respectively.

Table of Contents    14

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations owed to participants under this plan were $14,659 at September 24, 2016 and $14,155 at December 26, 2015 and are included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $15,555 at September 24, 2016 and $14,981 at December 26, 2015 and is included in other assets in the Company's Consolidated Condensed Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. Expenses related to the multi-employer pension plan were $68 and $66 for the three months ended September 24, 2016 and September 26, 2015, respectively, and $202 and $197 for the nine months ended September 24, 2016 and September 26, 2015, respectively.

NOTE 13 - INCOME TAXES

The benefit rate applied to the pretax loss for the nine months ending September 24, 2016 was 43.0% compared with a benefit rate of 38.6% for the nine months ending September 26, 2015. The nine months ended September 24, 2016 included certain tax credits of approximately $542 that increased the tax benefit recognized during the period. The Company is in a net deferred tax asset position of $7,029 and $4,726 at September 24, 2016 and December 26, 2015, respectively. The increase in the net deferred tax asset was primarily attributable to an increase in the federal tax credit carry carryforwards and the federal net operating loss carryforwards.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $377 and $375 at September 24, 2016 and December 26, 2015, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of September 24, 2016 and December 26, 2015.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Basic earnings (loss) per share:
Income (loss) from continuing operations	$573	$84	$(2,569)	$(1,780)
Less: Allocation of earnings to participating securities	(17)	(2)	—	—
Income (loss) from continuing operations available to common shareholders - basic	$556	$82	$(2,569)	$(1,780)
Basic weighted-average shares outstanding (1)	15,648	15,573	15,631	15,518
Basic earnings (loss) per share - continuing operations	$0.04	$0.01	$(0.16)	$(0.11)

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to common shareholders - basic	$556	$82	$(2,569)	$(1,780)
Add: Undistributed earnings reallocated to unvested shareholders	—	—	—	—
Income (loss) from continuing operations available to common shareholders - basic	$556	$82	$(2,569)	$(1,780)
Basic weighted-average shares outstanding (1)	15,648	15,573	15,631	15,518
Effect of dilutive securities:
Stock options (2)	—	37	—	—
Directors' stock performance units (2)	96	56	—	—
Diluted weighted-average shares outstanding (1)(2)	15,744	15,666	15,631	15,518
Diluted earnings (loss) per share - continuing operations	$0.04	$0.01	$(0.16)	$(0.11)

(1)	Includes Common and Class B Common shares, in thousands.

(2)
Shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded to the extent they are anti-dilutive. Aggregate shares excluded for the three and nine months ended September 24, 2016 were 104 and 220, respectively, and for the three and nine months ended September 26, 2015 were 220 and 308, respectively.

NOTE 15 - STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Condensed Financial Statements. The number of shares to be issued is determined by dividing the specified dollar value of the award by the market value per share on the grant date. The Company's stock compensation expense was $269 and $1,021 for the three and nine months ended September 24, 2016, respectively, and $346 and $1,071 for the three and nine months ended September 26, 2015, respectively.

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

2016 Incentive Compensation Plan

On May 3, 2016, the Company's shareholders' approved and adopted the Company's 2016 Incentive Compensation Plan (the "2016 Incentive Compensation Plan") which provides for the issuance of a maximum of 800,000 shares of Common Stock and/or Class B Common Stock for the grant of options, and/or other stock-based or stock-denominated awards to employees, officers, directors, and agents of the Company and its participating subsidiaries. The 2016 Incentive Compensation Plan and the allocation of shares thereunder superseded and replaced The Dixie Group, Inc. Stock Awards Plan, as amended (the "2006 Plan") and the allocation of shares thereunder. The 2006 Plan was terminated with respect to new awards. Awards previously granted under the 2006 Plan continue to be governed by the terms of that plan and are not affected by its termination.

Table of Contents    16

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 26, 2015	(2,853)	280	(2,573)
Unrealized loss on interest rate swaps, net of tax of $1,006	(1,642)	—	(1,642)
Reclassification of loss into earnings from interest rate swaps, net of tax of $339	552	—	552
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $12	—	(18)	(18)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $1	—	(2)	(2)
Balance at September 24, 2016	$(3,943)	$260	$(3,683)

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

The Company has been sued, together with the 3M Company and approximately 30 other carpet manufacturers, by the Gadsden (Alabama) Water Works in the circuit court of Etowah County Alabama [The Water Works and Sewer Board of the City of Gadsden v. 3M Company, et al, civil action No. 31-CV-2016-900676.00], in a case seeking monetary damages and injunctive relief related to the use of certain chemical compounds in the manufacture and finishing of carpet products “in and around Dalton Georgia.” On motion of the defendants, the case was removed to the U.S. District Court for the Northern District of Alabama (Middle Division) Case No. 4:16-CV-01755-SGC. As alleged in the lawsuit, the chemicals are perflourinated compounds (“PFC”) perflourinated acid (“PFOA”) and perfluorooctane sulfonate (“PFOS”) manufactured by 3M and used in certain finishing and treatment processes by the defendants and, as a consequence of such use, either discharged into or leached into the water systems around Dalton, Georgia. The Complaint seeks damages “in excess of $10”, but otherwise unspecified in amount in addition to injunctive relief. The Company has not yet answered the complaint; however it has reviewed the allegations of the complaint, engaged counsel, and intends to defend the matter vigorously and is unable to estimate its potential exposure to loss, if any, at this time.
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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 18 - OTHER OPERATING EXPENSE, NET

Other operating expense, net is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015

Other operating expense, net:
(Gain) loss on property, plant and equipment disposals	$—	$(79)	$259	$(187)
(Gain) loss on currency exchanges	88	85	85	530
Amortization of intangibles	76	76	229	229
Retirement expenses	27	83	102	173
Miscellaneous (income) expense	(50)	(34)	(150)	(61)
Other operating expense, net	$141	$131	$525	$684

NOTE 19 - FACILITY CONSOLIDATION EXPENSES

2014 Warehousing, Distribution & Manufacturing Consolidation Plan

The Company developed a plan to align its warehousing, distribution and manufacturing to support its growth and manufacturing strategy resulting in better cost structure and improved distribution capabilities and customer service. The key element and first major step of this plan was the acquisition of a facility to serve as a finished goods warehouse and a cut-order and distribution center in Adairsville, Georgia. Costs related to the consolidation included moving and relocation expenses, information technology expenses and expenses relating to conversion and realignment of equipment. In addition, this plan included the elimination of both carpet dyeing and yarn dyeing in the Company's Atmore, Alabama facility designed to more fully accommodate the distribution and manufacturing realignment. As a result, the dyeing operations in Atmore were moved to the Company's continuous dyeing facility, skein dyeing operation and other outside dyeing processors.

To complete the Warehousing, Distribution & Manufacturing Consolidation Plan, the Company moved its Saraland rug operation from an expiring leased building to an owned facility in March. The Company incurred some minor costs in the second quarter of 2016 as it completed the consolidation plan. As a result of eliminating its dyeing operations in Atmore, Alabama, the Company disposed of its waste water treatment plant in 2014. Subsequently, after extensive testing, it was determined that the Company still had some contaminants above background levels and that it would need to install a soil cap. During the first quarter of 2016, the Company accrued $690 to finalize the cleanup of the site of the Company's former waste water treatment plant. Accordingly, if the actual costs are higher or lower, the Company would record an additional charge or benefit, respectively, as appropriate.

2014 Atlas Integration Plan

As a part of the March 19, 2014 acquisition of Atlas, the Company developed a plan to close the operations of the Atlas dyeing facility in Los Angeles and move the carpet dyeing of their products to the Company's dyeing operation located in Santa Ana, California. Costs related to the consolidation included equipment relocation, computer systems modifications and severance costs. These costs were completed in fiscal 2015.

2015 Corporate Office Consolidation Plan

In April 2015, the Company's Board of Directors approved the Corporate Office Consolidation Plan, to cover the costs of consolidating three of the Company's existing leased divisional and corporate offices to a single leased facility located in Dalton, Georgia. The Company paid a fee to terminate one of the leased facilities, did not renew a second facility and vacated the third facility. Related to the vacated facility, the Company recorded the estimated costs related to the fulfillment of its contractual lease obligation and on-going facility maintenance, net of an estimate of sub-lease expectations. Accordingly, if the estimates differ, the Company would record an additional charge or benefit, as appropriate. Costs related to the consolidation included the lease termination fee, contractual lease obligations and moving costs.

Table of Contents    18

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Costs related to the facility consolidation plans are summarized as follows:

						As of September 24, 2016
	Accrued Balance at December 26, 2015	2016 Expenses To Date		2016 Cash Payments	Accrued Balance at September 24, 2016	Total Costs Incurred To Date	Total Expected Costs
Warehousing, Distribution & Manufacturing Consolidation Plan	$—	$1,740		$1,065	$675	$7,806	$7,806
Atlas Integration Plan	—	—		—	—	1,669	1,669
Corporate Office Consolidation Plan	341	76		148	269	804	804
Totals	$341	$1,816	(1)	$1,213	$944	$10,279	$10,279

(1) Costs incurred under these plans are classified as "facility consolidation expenses" in the Company's Consolidated Condensed Statements of Operations.

NOTE 20 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015

Net sales - Carousel operations	$—	$—	$—	$417

Income (loss) from discontinued operations:
Income (loss) from Carousel operations	$—	$(12)	$—	$(89)
Workers' compensation costs from former textile operations	5	(12)	21	(48)
Environmental remediation costs from former textile operations	(65)	(13)	(101)	(56)
Income on disposal of discontinued operations	—	—	100	—
Income (loss) from discontinued operations, before taxes	(60)	(37)	20	(193)
Income tax provision (benefit)	(21)	(19)	7	(75)
Income (loss) from discontinued operations, net of tax	$(39)	$(18)	$13	$(118)

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

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $1,619 as of September 24, 2016 and $1,591 as of December 26, 2015. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from our estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

Table of Contents    19

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 21 - RELATED PARTY TRANSACTIONS

The Company is a party to a 5-year lease with the seller of Atlas Carpet Mills, Inc. to lease three manufacturing facilities as part of the acquisition in 2014. The lessor is controlled by an associate of the Company. Rent paid to the lessor during the three and nine months ended September 24, 2016 was $226 and $567, respectively. Rent paid to the lessor during the three and nine months ended September 26, 2015 was $114 and $343, respectively. The lease was based on current market values for similar facilities.

The Company purchases a portion of its product needs in the form of fiber, yarn and carpet from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of the Company. An affiliate of Mr. Shaw holds approximately 8.4% of the Company's Common Stock, which represents approximately 3.9% of the total vote of all classes of the Company's Common Stock. Engineered Floors is one of several suppliers of such materials to the Company. Total purchases from Engineered Floors during the three and nine months ended September 24, 2016 were approximately $1,844 and $5,478, respectively; or approximately 2.5%, respectively, of the Company's cost of goods sold. Total purchases from Engineered Floors during the three and nine months ended September 26, 2015 were approximately $2,396 and $6,889, respectively; or approximately 2.9%, respectively, of the Company's cost of goods sold. Purchases from Engineered Floors are based on market value, negotiated prices. The Company has no contractual commitments with Mr. Shaw associated with its business relationship with Engineered Floors. Transactions with Engineered Floors are reviewed annually by the Company's board of directors.

The Company is a party to a 10-year lease with the Rothman Family Partnership to lease a manufacturing facility as part of the Robertex acquisition in 2013. The lessor is controlled by an associate of the Company. Rent paid to the lessor during the three and nine months ended September 24, 2016 was $67 and $200, respectively. Rent paid to the lessor during the three and nine months ended September 26, 2015 was $66 and $196, respectively. The lease was based on current market values for similar facilities. In addition, the Company has a note payable to Robert P. Rothman related to the acquisition of Robertex Inc. (See Note 9).

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

OVERVIEW

Our business consists principally of marketing, manufacturing and selling floorcovering products to high-end residential and commercial customers through our various sales forces and brands. We focus exclusively on the upper-end of the floorcovering market where we believe we have strong brands and competitive advantages with our style and design capabilities and customer relationships. Our Fabrica, Masland, and Dixie Home brands have a significant presence in the high-end residential soft floorcovering markets. Our Atlas Carpet Mills, Masland Contract and Masland Hospitality brands participate in the upper end specified commercial marketplace. Dixie International sells all of our brands outside of the North American market. During the fourth quarter of 2016, we will begin offering luxury vinyl tile (“LVT”) products under the Calibre brand which will be our first hard surface offering in the commercial markets. These new LVT products will be sold under our existing Masland Contract sales force. We are entering this market in response to the high rate of growth for hard surface products. The growth rate, measured as market sales volume in square feet, has been substantially higher for hard surface products than soft surface products over the last 4 years.

Net sales for the third quarter were weak compared to the prior year as overall sales were down 7.9% from the third quarter of 2015. Total carpet sales for the quarter were down 6.0% on a comparative year over year basis. In particular, our commercial product sales were 13.0% below the prior year. We believe the commercial market was down slightly on a year over year basis. Residential product sales were 2.0% below the prior year period. Though our residential business was down as compared to the prior year’s quarter, we believe that we outperformed the residential market which we believe was down mid to high single digits. We have seen modest decline in residential replacement housing activity during the summer months. We believe that the entire floorcovering market has been impacted by a drop in consumer expectations and political uncertainty this year.

Despite the drop in sales compared to the year ago period, our gross profit percentage for the third quarter of 2016 improved slightly to 25.8%. We have lowered our quality-related costs by having more strict and consistent quality standards throughout our manufacturing operations. We have reduced medical expenses as a result of implementing a new plan design at the beginning of 2016. However, these cost savings have been substantially offset by the unabsorbed fixed cost due to the lower sales volume. We continue to reduce expenses as we respond to the lower sales volumes.

Table of Contents    21

RESULTS OF OPERATIONS

Three and Nine Months Ended September 24, 2016 Compared with Three and Nine Months Ended September 26, 2015

	Three Months Ended		Nine Months Ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.2%	75.0%	75.0%	74.6%
Gross profit	25.8%	25.0%	25.0%	25.4%
Selling and administrative expenses	23.7%	23.2%	24.3%	24.2%
Other operating expense, net	0.2%	0.1%	0.3%	0.3%
Facility consolidation expenses	—%	0.5%	0.6%	0.7%
Operating income (loss)	1.9%	1.2%	(0.2)%	0.2%

Net Sales

Net sales for the quarter ended September 24, 2016 was $100.3 million, a decrease of 7.9% compared with net sales of $108.9 million for the year-earlier quarter. In the third quarter of 2016, residential carpet sales decreased 2.0% and net sales of commercial carpet decreased 13.0% compared with the third quarter of 2015. Sales continued to be weaker in the third quarter of 2016 compared with the same period in 2015 particularly with our commercial products.

Net sales for the nine months ended September 24, 2016 was $294.8 million, a decrease of 6.3% compared with net sales of $314.7 million for the nine months of 2015. Residential carpet sales decreased 2.9% and net sales of commercial carpet decreased 9.9% in the first nine months of 2016 compared with the first nine months of 2015. Sales were substantially weaker in the first nine months of 2016 compared with the same period in 2015.

Cost of Sales

Cost of sales as a percentage of net sales was 74.2% in the third quarter of 2016 compared with 75.0% in the third quarter of 2015, or a 0.8 percentage point improvement as a percentage of sales. During the third quarter of 2016, we lowered costs through improved quality, tighter cost controls and reduced associate medical expenses.

Cost of sales as a percentage of net sales was 75.0% in the first nine months of 2016 compared with 74.6% in the first nine months of 2015, or a 0.4 percentage point increase as a percentage of sales. During the first nine months of 2016, our improved quality-related costs, tighter cost controls and reduced medical expenses were substantially offset by unabsorbed fixed cost due to the lower sales volumes.

Gross Profit

Gross profit as a percentage of sales improved 0.8 percentage points in the third quarter of 2016 compared with the year-earlier period. Gross profit was $25.8 million in the third quarter of 2016 compared with $27.3 million in the third quarter of 2015. Despite lower sales, our gross profit was positively affected in the third quarter of 2016 by the factors as discussed above in Cost of Sales.

Gross profit as a percentage of sales declined 0.4 percentage points in the first nine months of 2016 compared with the year-earlier period. Gross profit was $73.6 million in the first nine months of 2016 compared with $79.9 million in the first nine months of 2015. Our gross profit was affected in the first nine months of 2016 by the factors as discussed above in Cost of Sales.

Selling and Administrative Expenses

Selling and administrative expenses were $23.8 million in third quarter of 2016 compared with $25.3 million in the year earlier period, an increase of 0.5 percentage points as a percentage of sales. Selling and administrative expenses increased as a percentage of sales primarily as a result of the lower sales volumes in the third quarter of 2016 compared with the year earlier period.

Selling and administrative expenses were $71.8 million in first nine months of 2016 compared with $76.2 million in the year earlier period, an increase of 0.1 percentage points as a percentage of sales. Selling and administrative expenses increased as a percentage of sales primarily as a result of the lower sales volumes in the first nine months of 2016 compared with the year earlier period.

Table of Contents    22

Other Operating Expense, Net

Other operating expense, net was an expense of $141 thousand in the third quarter of 2016 compared with an expense of $131 thousand in the third quarter of 2015. There is not a significant difference in other operating expense, net for the third quarter of 2016 compared with the third quarter of 2015.

Other operating expense, net was an expense of $525 thousand in the first nine months of 2016 compared with an expense of $684 thousand in the first nine months of 2015. The decrease in other operating expense, net was primarily the result of lower Canadian currency exchange losses in the first nine months of 2016 offset in part by losses on the impairment of certain machinery taken out of service in the first nine months of 2016.

Facility Consolidation Expenses

Facility consolidation expenses decreased $614 thousand in the third quarter of 2016 compared with the year-earlier period as we completed our facility consolidation plans during the second quarter of 2016.

For the first nine months of 2016, we incurred $1.8 million of facility consolidation expenses compared with $2.3 million in the first nine months of 2015. Facility consolidation expenses decreased compared with the year-earlier period as we completed our facility consolidation plans during the second quarter of 2016. During the first quarter of 2016, we accrued $690 thousand to finalize the cleanup of the site of our former waste water treatment plant that was disposed of in 2014. Accordingly, if the actual costs are higher or lower, we would record an additional charge or benefit, respectively, as appropriate.

Operating Income (Loss)

We reported operating income of $1.9 million in the third quarter of 2016 compared with operating income of $1.3 million in the third quarter of 2015. During the third quarter of 2016, we lowered costs through improved quality, tighter cost controls and reduced associate medical expenses.

We reported an operating loss of $522 thousand in the first nine months of 2016 compared with operating income of $747 thousand in the first nine months of 2015. During the first nine months of 2016, our improved quality-related costs, tighter cost controls and reduced medical expenses were substantially offset by unabsorbed fixed cost due to the lower sales volumes.

Interest Expense

Interest expense increased $109 thousand in the third quarter of 2016 compared with the third quarter of 2015. Interest costs were up as a result of long-term fixed interest rate swap contracts that are at slightly higher rates than a year ago offset by lower levels of debt during 2016.

Interest expense increased $366 thousand in the first nine months of 2016 compared with the first nine months of 2015. Interest costs were up as a result of long-term fixed interest rate swap contracts that are at slightly higher rates than a year ago offset by lower levels of debt during 2016.

Other Expense, Net

Other expense, net was not significant in the third quarter or the first nine months of 2016 or 2015.

Income Tax Provision (Benefit)

The benefit rate applied to the pretax loss for the first nine months of 2016 was 43.0% compared with a benefit rate of 38.6% in the year-earlier period. The first nine months of 2016 included certain tax credits of approximately $542 thousand that increased the benefit rate during the period.

Income (Loss) from Continuing Operations

We had income from continuing operations of $573 thousand, or $0.04 per diluted share in the third quarter of 2016 compared with income from continuing operations of $84 thousand, or $0.01 per diluted share in the third quarter of 2015. The income was a result of the factors discussed above.

We had a loss from continuing operations of $2.6 million, or $0.16 per diluted share in the first nine months of 2016 compared with a loss from continuing operations of $1.8 million, or $0.11 per diluted share in the first nine months of 2015. The losses were a result of the factors discussed above.

Table of Contents    23

Net Income (Loss)

Discontinued operations reflected a loss of $39 thousand, or $0.00 per diluted share, in the third quarter of 2016 compared with a loss from discontinued operations of $18 thousand, or $0.00 per diluted share, in the same period in 2015. Including discontinued operations, we had net income of $534 thousand, or $0.04 per diluted share, in the third quarter of 2016 compared with net income of $66 thousand, or $0.01 per diluted share, in the third quarter of 2015.

Discontinued operations reflected income of $13 thousand, or $0.00 per diluted share, in the first nine months of 2016 compared with a loss from discontinued operations of $118 thousand, or $0.01 per diluted share, in the same period in 2015. Including discontinued operations, we had a net loss of $2.6 million, or $0.16 per diluted share, in the first nine months of 2016 compared with a net loss of $1.9 million, or $0.12 per diluted share, in the first nine months of 2015.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 24, 2016, cash provided by operations was $16.0 million. Accounts receivable decreased $3.3 million and inventories decreased $7.2 million which was offset by an increase in other current assets of $1.5 million. The decrease in accounts receivable was due to the lower sales volumes during the first nine months of 2016. We reduced inventories that were increased at the end of the fiscal year to build inventories from a supplier that was going through a year-end software conversion. Other current assets increased as a result of higher prepaid expenses associated with sampling expenses.

Capital asset acquisitions for the nine months ended September 24, 2016 were $3.6 million; $3.4 million of cash used in investing activities and $169 thousand of equipment acquired under capital leases. Depreciation and amortization for the nine months ended September 24, 2016 were $10.2 million. We expect capital expenditures to be approximately $6.0 million in 2016 for capital expenditures while depreciation and amortization is expected to be approximately $13.5 million. Planned capital expenditures in 2016 are primarily for new equipment.

During the nine months ended September 24, 2016, cash used in financing activities was $12.8 million. We had net payments on our revolving credit facility of $3.9 million and payments on other debt obligations of $8.0 million.

On September 23, 2016, we amended our revolving credit facility (“amended revolving credit facility”) which provides for a maximum of $150.0 million of revolving credit, subject to borrowing base availability. The amendment revised certain definitions and extended the maturity date to September 23, 2021 (See Note 9 to the Consolidated Condensed Financial Statements).

We believe our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements under our current operating conditions. As of September 24, 2016, the unused borrowing availability under our amended revolving credit facility was $41.8 million. Our amended revolving credit facility requires us to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability is less than $16.5 million. As of the date hereof, our fixed coverage ratio was less than 1.1 to 1.0, accordingly the unused availability accessible by us was $25.3 million (the amount above $16.5 million) at September 24, 2016. Significant additional cash expenditures above our normal liquidity requirements or significant deterioration in economic conditions could affect our business and require supplemental financing or other funding sources. There can be no assurance that such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us.

Contractual Obligations

The following table summarizes our future minimum payments under contractual obligations as of September 24, 2016.

	Payments Due By Period
	(dollars in millions)
	2016	2017	2018	2019	2020	Thereafter	Total
Debt	$1.4	$5.7	$4.6	$2.7	$1.9	$88.2	104.5
Interest - debt (1)	1.1	4.5	4.2	4.1	3.9	4.0	21.8
Capital leases	0.9	3.3	3.1	1.9	1.7	1.1	12.0
Interest - capital leases	0.2	0.5	0.3	0.2	0.1	—	1.3
Operating leases	0.8	3.1	2.7	1.9	1.4	5.3	15.2
Purchase commitments	3.4	1.8	0.4	—	—	—	5.6
Totals	7.8	18.9	15.3	10.8	9.0	98.6	160.4

(1) Interest rates used for variable rate debt were those in effect at September 24, 2016.

Table of Contents    24

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

At September 24, 2016, $32,458, or approximately 28% of our total debt, was subject to floating interest rates.  A twenty-five basis point fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $46.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 24, 2016, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company has been sued, together with the 3M Company and approximately 30 other carpet manufacturers, by the Gadsden (Alabama) Water Works in the circuit court of Etowah County Alabama [The Water Works and Sewer Board of the City of Gadsden v. 3M Company, et al, civil action No. 31-CV-2016-900676.00], in a case seeking monetary damages and injunctive relief related to the use of certain chemical compounds in the manufacture and finishing of carpet products “in and around Dalton Georgia.” On motion of the defendants, the case was removed to the U.S. District Court for the Northern District of Alabama (Middle Division) Case No. 4:16-CV-01755-SGC. As alleged in the lawsuit, the chemicals are perflourinated compounds (“PFC”) perflourinated acid (“PFOA”) and perfluorooctane sulfonate (“PFOS”) manufactured by 3M and used in certain finishing and treatment processes by the defendants and, as a consequence of such use, either discharged into or leached into the water systems around Dalton, Georgia. The Complaint seeks damages “in excess of $10 thousand dollars”, but otherwise unspecified in amount in addition to injunctive relief. The Company has not yet answered the complaint; however it has reviewed the allegations of the complaint, engaged counsel, and intends to defend the matter vigorously and is unable to estimate its potential exposure to loss, if any, at this time. See Note 17 - Contingencies in the notes to the Consolidated Condensed Financial Statements.

Table of Contents    25

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

The floorcovering industry is highly dependent on construction activity, including new construction, which is cyclical in nature. The U.S. and global economies, along with the residential and commercial markets in such economies, can negatively impact the floorcovering industry and the Company’s business. Although the impact of a decline in new construction activity is typically accompanied by an increase in remodeling and replacement activity, these activities typically lag during a cyclical downturn. Although the difficult economic conditions have improved since the last cyclical downturn in 2008, there may be additional downturns that could cause the industry to deteriorate in the foreseeable future. A significant or prolonged decline in residential or commercial construction activity could have a material adverse effect on the Company’s business and results of operations.

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

Table of Contents    26

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

Table of Contents    27

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

We are subject to various environmental, safety and health and other regulations that may subject us to costs, liabilities and other obligations which could have a material adverse effect on our business. The applicable requirements under these laws are subject to amendment, to the imposition of new or additional requirements and to changing interpretations of agencies or courts. We could incur material expenditures to comply with new or existing regulations, including fines and penalties and increased costs of its operations. Additionally, future laws, ordinances, regulations or regulatory guidelines could give rise to additional compliance or remediation costs that could have a material adverse effect on our business, results of operations and financial condition. For example, producer responsibility regulations regarding end-of-life disposal could impose additional cost and complexity to our business.

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

Table of Contents    28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

The following table provides information regarding our repurchases of shares of our Common Stock during the three months ended September 24, 2016:

Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
July 30, 2016	—	$—	—
August 27, 2016	4,045	3.82	4,045
September 24, 2016	—	—	—
Three Months Ended September 24, 2016	4,045	$3.82	4,045	$2,361,604
(1) During the three months ended September 24, 2016, 4,045 shares were withheld from employees in lieu of cash payments for withholding taxes due for a total amount of $15,452.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a.)	Exhibits

10.1
Tenth Amendment to Credit Agreement, First Amendment to Security Agreement and First Amendment to Guaranty, and Third Amendment to Deed to Secure Debt, each dated as of September 23, 2016, by and among The Dixie Group, Inc. certain of its subsidiaries and Wells Fargo Capital Finance, LLC. as Agent and the persons identified as Lenders therein, Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 26, 2016.

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

THE DIXIE GROUP, INC.
(Registrant)

Date: November 3, 2016	By: /s/ JON A. FAULKNER
Jon A. Faulkner Vice President and Chief Financial Officer

Table of Contents    30