Form 10-K
period 2016-12-31
DIXIE GROUP INC
filed 2017-03-13
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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

Large accelerated filer ☐    Accelerated filer ☐        Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 24, 2016 (the last business day of the registrant's most recently completed fiscal second quarter) was $46,495,937. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.  In making this calculation, the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding Common Stock, and no other persons, are affiliates. No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of February 24, 2017
Common Stock, $3.00 Par Value	15,248,338	shares
Class B Common Stock, $3.00 Par Value	870,714	shares
Class C Common Stock, $3.00 Par Value	0	shares

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the following document are incorporated by reference:
Proxy Statement of the registrant for annual meeting of shareholders to be held May 3, 2017 (Part III).

Table of Contents    1

THE DIXIE GROUP, INC.

Index to Annual Report
on Form 10-K for
Year Ended December 31, 2016

Table of Contents    2

FORWARD-LOOKING INFORMATION

This Report contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include the use of terms or phrases such as "expects," "estimates," "projects," "believes," "anticipates," "intends," and similar terms and phrases. Such forward-looking statements relate to, among other matters, our future financial performance, business prospects, growth strategies or liquidity. The following important factors may affect our future results and could cause those results to differ materially from our historical results; these factors include, in addition to those "Risk Factors" detailed in Item 1A of this report, and described elsewhere in this document, the cost and availability of capital, raw material and transportation costs related to petroleum price levels, the cost and availability of energy supplies, the loss of a significant customer or group of customers, materially adverse changes in economic conditions generally in carpet, rug and floorcovering markets we serve and other risks detailed from time to time in our filings with the Securities and Exchange Commission.

Table of Contents    3

PART I.

Item 1.	BUSINESS

General

Our business consists principally of marketing, manufacturing and selling floorcovering products to high-end residential and commercial customers through our various sales forces and brands. We focus exclusively on the upper-end of the floorcovering market where we believe we have strong brands and competitive advantages with our style and design capabilities and customer relationships. Our Fabrica, Masland, and Dixie Home brands have a significant presence in the high-end residential floorcovering markets. Our Atlas Carpet Mills, Masland Contract and Masland Hospitality brands, participate in the upper-end specified commercial marketplace. Dixie International sells all of our brands outside of the North American market.

Our business is primarily concentrated in areas of the soft floorcovering markets where innovative styling, design, color, quality and service, as well as limited distribution, are welcomed and rewarded.  However, the growth rate, measured as market sales volume in square feet, has been substantially higher for hard surface products than soft surface products over the past several years. Therefore, during the fourth quarter of 2016, we began offering luxury vinyl tile (“LVT”) products under the Calibre brand which was our first hard surface offering in the commercial markets. These new LVT products are being sold by our existing Masland Contract sales force. Residentially, our Dixie Home and Masland Residential brands will be supplying Stainmaster PetProtect® luxury vinyl. Finally, we are preparing to launch a high-end engineered wood line through our Fabrica brand.

We have one line of business, floorcovering.

Our Brands

Our brands are well known, highly regarded and complementary; by being differentiated, we offer meaningful alternatives to the discriminating customer.

Fabrica markets and manufactures luxurious residential carpet and custom rugs, at selling prices that we believe are approximately five times the average for the residential soft floorcovering industry. Its primary customers are interior decorators and designers, selected retailers and furniture stores, luxury home builders and manufacturers of luxury motor coaches and yachts. Fabrica is among the leading premium brands in the domestic marketplace and is known for styling innovation and unique colors and patterns. Fabrica consists of extremely high quality carpets and area rugs in both nylon and wool, with a wide variety of patterns and textures. Fabrica is viewed by the trade as the premier quality brand for very high-end carpet and enjoys an established reputation as a styling trendsetter and a market leader in providing both custom and designer products to the very high-end residential sector.

Masland Residential, founded in 1866, markets and manufactures design-driven specialty carpets and rugs for the high-end residential marketplace. Beginning in 2017, it will offer luxury vinyl tile products to the marketplace it serves. Its residential and commercial broadloom carpet products are marketed at selling prices that we believe are over three times the average for the residential soft floorcovering industry. Its products are marketed through the interior design community, as well as to consumers through specialty floorcovering retailers. Masland Residential has strong brand recognition within the upper-end residential market. Masland Residential competes through innovative styling, color, product design, quality and service.

Dixie Home provides stylishly designed, differentiated products that offer affordable fashion to residential consumers. Dixie Home markets an array of residential tufted broadloom and rugs to selected retailers and home centers under the Dixie Home and private label brands. Beginning in 2017, it will offer luxury vinyl tile products to the marketplace it serves. Its objective is to make the Dixie Home brand the choice for styling, service and quality in the more moderately priced sector of the high-end residential market. Its products are marketed at selling prices which we believe average two times the soft floorcovering industry's average selling price.

Atlas Carpet Mills is our premium commercial brand. Atlas has long been known for superior style and design. Atlas’ focus is the specified design community including architects and designers who serve the upper-end commercial marketplace. The Atlas brand has unique styling, as evident in both its broadloom and modular carpet tile product offerings. Atlas’ high quality offerings are manufactured utilizing just in time manufacturing techniques in our California operations.

Masland Contract markets and manufactures broadloom and modular carpet tile for the specified commercial marketplace. During 2016, Masland Contract began offering luxury vinyl tile to the commercial marketplace. Its commercial products are marketed to the architectural and specified design community and directly to commercial end users, as well as to consumers through specialty floorcovering retailers. Masland Contract has strong brand recognition within the upper-end contract market, and competes through innovative styling, color, patterns, quality and service.

Masland Hospitality focuses on the hospitality market with both custom designed and running line products. Utilizing computerized yarn placement technology, as well as offerings utilizing our state of the art Infinity tufting technology, this brand provides excellent service and design flexibility to the hospitality market serving upper-end hotels, conference centers and senior living markets. Its

Table of Contents    4

broadloom and rug product offerings are designed for the interior designer in the upper-end of the hospitality market who appreciates sophisticated texture, color and patterns with excellent service.

Industry

We are a flooring manufacturer in an industry composed of a wide variety of companies from small privately held firms to large multinationals. In 2015, the U.S. floorcovering industry reported $23.1 billion in sales, up approximately 4.2% over 2014's sales of $22.2 billion. In 2015, the primary categories of flooring in the U.S., based on sales, were carpet and rug (46%), wood (16%), resilient (includes vinyl and LVT) and rubber (14%), ceramic tile (14%), stone (6%) and laminate (4%). In 2015, the primary categories of flooring in the U.S., based on square feet, were carpet and rug (55%), resilient (includes vinyl and LVT) and rubber (18%), ceramic tile (12%), wood (8%), laminate (5%) and stone (2%). Each of these categories is influenced by the residential construction, commercial construction, and residential remodeling markets. These markets are influenced by many factors including consumer confidence, spending for durable goods, turnover in housing and the overall strength of the economy.

The carpet and rug category has two primary markets, residential and commercial, with the residential market making up the largest portion of the industry's sales. A substantial portion of industry shipments is made in response to replacement demand. Residential products consist of broadloom carpets and rugs in a broad range of styles, colors and textures. Commercial products consist primarily of broadloom carpet and modular carpet tile for a variety of institutional applications such as office buildings, restaurant chains, schools and other commercial establishments. The carpet industry also manufactures carpet for the automotive, recreational vehicle, small boat and other industries.

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

Competition

The floorcovering industry is highly competitive. We compete with other carpet and rug manufacturers and other types of floorcoverings. In addition, the industry provides multiple floorcovering surfaces such as luxury vinyl tile and wood. Though soft floorcovering is still the dominant floorcovering surface, it has gradually lost market share to hard floorcovering surfaces over the last 25 years. We believe our products are among the leaders in styling and design in the high-end residential and high-end commercial carpet markets. However, a number of manufacturers produce competitive products and some of these manufacturers have greater financial resources than we do.

We believe the principal competitive factors in our primary floorcovering markets are styling, color, product design, quality and service. In the high-end residential and commercial markets, we compete with various other floorcovering suppliers. Nevertheless, we believe we have competitive advantages in several areas. We have an attractive portfolio of brands that we believe are well known, highly regarded by customers and complementary; by being differentiated, we offer meaningful alternatives to the discriminating customer. We believe our investment in new yarns, such as Stainmaster's® TruSoft™ and PetProtect™, and innovative tufting and dyeing technologies, strengthens our ability to offer product differentiation to our customers. In addition, we have established longstanding relationships with key suppliers, such as the providers of Stainmaster® for which we utilize both branded yarns and luxury vinyl tile, and significant customers in most of our markets. Finally, our reputation for innovative design excellence and our experienced management team enhance our competitive position. See "Risk Factors" in Item 1A of this report.

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

Customer and Product Concentration

As a percentage of our net sales, one customer, Lowe's, a mass merchant, accounted for approximately 10% in 2016, 9% in 2015, and 9% in 2014. No other customer was more than 10 percent of our sales during the periods presented. During 2016, sales to our top ten customers accounted for 15% percent of our sales and our top 20 customers accounted for 18% percent of our sales. We do not make a material amount of sales in foreign countries.

Table of Contents    5

We do not have any single class of products that accounts for more than 10 percent of our sales. However, sales of our floorcovering products may be classified by significant end-user markets into which we sell, and such information for the past three years is summarized as follows:

	2016	2015	2014
Residential floorcovering products	66%	64%	67%
Commercial floorcovering products	34%	36%	33%

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

Raw Materials

Our primary raw material is bulk continuous filament for yarn. Nylon is the primary yarn we utilize and, to a lesser extent, wool and polyester yarn is used. Additionally, we utilize polypropylene carpet backing, latex, dyes and chemicals, and man-made topical applications in the construction of our products. Our synthetic yarns are purchased primarily from domestic fiber suppliers and wool is purchased from a number of international sources. Our other raw materials are purchased primarily from domestic suppliers, although the majority of our luxury vinyl tile is sourced outside the United States. Where possible, we pass raw material price increases through to our customers; however, there can be no assurance that price increases can be passed through to customers and that increases in raw material prices will not have an adverse effect on our profitability. See "Risk Factors” in Item 1A of this report. We purchase a significant portion of our primary raw material (nylon yarn) from one supplier. We believe there are other sources of nylon yarn; however, an unanticipated termination or interruption of our supply arrangements could adversely affect our supplies of raw materials and could have a material effect on our operations. See "Risk Factors” in Item 1A of this report.

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

Employment Level

At December 31, 2016, we employed 1,746 associates in our operations.

Table of Contents    6

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

The floorcovering industry, in which we participate, is highly dependent on general economic conditions, such as consumer confidence and income, corporate and government spending, interest rate levels, availability of credit and demand for housing. We derive a majority of our sales from the replacement segment of the market. Therefore, economic changes that result in a significant or prolonged decline in spending for remodeling and replacement activities could have a material adverse effect on our business and results of operations.

The floorcovering industry is highly dependent on construction activity, including new construction, which is cyclical in nature. The U.S. and global economies, along with the residential and commercial markets in such economies, can negatively impact the floorcovering industry and our business. Although the impact of a decline in new construction activity is typically accompanied by an increase in remodeling and replacement activity, these activities typically lag during a cyclical downturn. Although the difficult economic conditions have improved since the last cyclical downturn in 2008, there may be additional downturns that could cause the industry to deteriorate in the foreseeable future. A significant or prolonged decline in residential or commercial construction activity could have a material adverse effect on our business and results of operations.

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

Uncertainty in the credit markets could affect the availability and cost of credit. Despite recent improvement in overall economic conditions, market conditions could impact our ability to obtain financing in the future, including any financing necessary to refinance existing indebtedness. The cost and terms of such financing is uncertain. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

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

Table of Contents    7

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
We require substantial amounts of raw materials to produce our products, including nylon and polyester yarn, as well as wool yarns, synthetic backing, latex, and dyes. Substantially all of the raw materials we require are purchased from outside sources. The prices of raw materials and fuel-related costs vary significantly with market conditions. The fact that we source a significant amount of raw materials means that several months of raw materials and work in process are moving through our supply chain at any point in time. We are sourcing the majority of our new luxury vinyl tile and wood product lines from overseas. We are not able to predict whether commodity costs will significantly increase or decrease in the future. If commodity costs increase in the future and we are not able to reduce or eliminate the effect of the cost increases by reducing production costs or implementing price increases, our profit margins could decrease. If commodity costs decline, we may experience pressures from customers to reduce our selling prices. The timing of any price reductions and decreases in commodity costs may not align. As a result, our margins could be affected.

Unanticipated termination or interruption of our arrangements with third-party suppliers of nylon yarn could have a material adverse effect on us.

Nylon yarn is the principal raw material used in our floorcovering products. A significant portion of such yarn is purchased from one supplier. Our yarn supplier is one of the leading fiber suppliers within the industry and is the exclusive supplier of certain innovative branded fiber technology upon which we rely. We believe our offerings of this innovative fiber technology contribute materially to the competitiveness of our products. While we believe there are other sources of nylon yarns, an unanticipated termination or interruption of our current supply of branded nylon yarn could have a material adverse effect on our ability to supply our product to our customers and have a material adverse impact on our competitiveness if we are unable to replace our nylon supplier with another supplier that can offer similar innovative and branded fiber products. An interruption in the supply of these or other raw materials or sourced products used in our business or in the supply of suitable substitute materials or products would disrupt our operations, which could have a material adverse effect on our business.

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

Table of Contents    8

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

Table of Contents    9

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The following table lists our facilities according to location, type of operation and approximate total floor space as of February 24, 2017:

Location	Type of Operation	Approximate Square Feet
Administrative:
Saraland, AL	Administrative	29,000
Commerce, CA*	Administrative	21,800
Santa Ana, CA	Administrative	4,000
Calhoun, GA	Administrative	10,600
Dalton, GA*	Administrative	47,900
Chattanooga, TN*	Administrative	3,500
	Total Administrative	116,800

Manufacturing and Distribution:
Atmore, AL	Carpet Manufacturing, Distribution	610,000
Roanoke, AL	Carpet Yarn Processing	204,000
Saraland, AL	Carpet, Rug and Tile Manufacturing, Distribution	384,000
Commerce, CA*	Carpet Manufacturing, Distribution	253,800
Santa Ana, CA	Carpet and Rug Manufacturing, Distribution	200,000
Adairsville, GA	Samples and Rug Manufacturing, Distribution	292,000
Calhoun, GA *	Carpet Wool Manufacturing	99,000
Calhoun, GA	Carpet Dyeing & Processing	193,300
Chickamauga, GA*	Carpet Manufacturing	107,000
Eton, GA	Carpet Manufacturing, Distribution	408,000
	Total Manufacturing and Distribution	2,751,100

* Leased properties	TOTAL	2,867,900

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

We have been sued, together with the 3M Company and approximately 30 other carpet manufacturers, by the Gadsden (Alabama) Water Works in the circuit court of Etowah County Alabama [The Water Works and Sewer Board of the City of Gadsden v. 3M Company, et al, civil action No. 31-CV-2016-900676.00], in a case seeking monetary damages and injunctive relief related to the use of certain chemical compounds in the manufacture and finishing of carpet products “in and around Dalton Georgia.” On motion of the defendants, the case was removed to the U.S. District Court for the Northern District of Alabama (Middle Division) Case No. 4:16-CV-01755-SGC. As alleged in the lawsuit, the chemicals are perflourinated compounds (“PFC”) perflourinated acid (“PFOA”) and perfluorooctane sulfonate (“PFOS”) manufactured by 3M and used in certain finishing and treatment processes by the defendants

Table of Contents    10

and, as a consequence of such use, either discharged into or leached into the water systems around Dalton, Georgia. The Complaint seeks damages “in excess of $10 thousand dollars”, but otherwise unspecified in amount in addition to injunctive relief. We intend to defend the matter vigorously and are unable to estimate our potential exposure to loss, if any, at this time.

We are one of multiple parties to two lawsuits, both filed in Madison County Illinois, styled Sandra D. Watts, Individually and as Special Administrator of the Estate of Dianne Averett, Deceased vs. 4520 Corp., Inc. f/k/a Benjamin F. Shaw Company, et al No. 12-L-2032 and styled Brenda Bridgeman, Individually and as Special Administrator of the Estate of Robert Bridgeman, Deceased, vs. American Honda Motor Co., Inc., f/k/a Metropolitan Life Insurance Co., et al No. 15-L-374. Each lawsuit entails a claim for damages to be determined in excess of $50,000 filed on behalf of the estate of an individual which alleges that the deceased contracted mesothelioma as a result of exposure to asbestos while employed by the Company. Discovery in both matters is ongoing, and tentative trial dates have been set. We have denied liability, are defending the matters vigorously and are unable to estimate our potential exposure to loss, if any, at this time.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable

Pursuant to instruction G of Form 10-K the following is included as an unnumbered item to PART I.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and offices held by the executive officers of the registrant as of February 24, 2017, are listed below along with their business experience during the past five years.

Name, Age and Position	Business Experience During Past Five Years

Daniel K. Frierson, 75 Chairman of the Board, and Chief Executive Officer, Director
Director since 1973, Chairman of the Board since 1987 and Chief Executive Officer since 1980. He is the Chairman of the Company's Executive Committee. He is currently Chairman of The Carpet and Rug Institute. He serves as Director of Astec Industries, Inc. headquartered in Chattanooga, Tennessee; and Louisiana-Pacific Corporation headquartered in Nashville, Tennessee.

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

Jon A. Faulkner, 56 Vice President and Chief Financial Officer
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

E. David Hobbs, 65 Vice President and President, Masland Contract
President, Masland Contract since September 2016. Executive President of Operations, Masland Contract from 2012 to September 2016. Vice President of Planning, Mohawk Industries from 2010 to 2011, Interface Americas from 1984 to 2010, President, Interface Americas from 2005 to 2009.

W. Derek Davis, 66 Vice President, Human Resources and Corporate Secretary	Vice President of Human Resources since January 1991 and Corporate Secretary since January 2016. Corporate Employee Relations Director, 1988 to 1991.

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

Our Common Stock trades on the NASDAQ Global Market under the symbol DXYN. No market exists for our Class B Common Stock.

As of February 24, 2017, the total number of holders of our Common Stock was approximately 3,000 including an estimated 2,600 shareholders who hold our Common Stock in nominee names. The total number of holders of our Class B Common Stock was 10.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Fiscal Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
October 29, 2016	—	$—	—
November 26, 2016	4,234	3.96	4,234
December 31, 2016	200	3.40	200
Three Fiscal Months Ended December 31, 2016	4,434	$3.93	4,434	$2,344,158

(1) During the three months ended December 31, 2016, 4,234 shares were withheld from an employee in lieu of cash payments for withholding taxes due for a total amount of $16,767.

Quarterly Financial Data, Dividends and Price Range of Common Stock

Following are quarterly financial data, dividends and price range of Common Stock for the four quarterly periods in the years ended December 31, 2016 and December 26, 2015. Due to rounding, the totals of the quarterly information for each of the years reflected below may not necessarily equal the annual totals. There is a restriction on the payment of dividends under our revolving credit facility.

Table of Contents    12

THE DIXIE GROUP, INC.
QUARTERLY FINANCIAL DATA, DIVIDENDS AND PRICE RANGE OF COMMON STOCK
(unaudited) (dollars in thousands, except per share data)
2016	1ST	2ND	3RD	4TH (1)
Net sales	$89,234	$105,316	$100,297	$102,606
Gross profit	19,506	28,242	25,831	21,846
Operating income (loss)	(5,840)	3,403	1,916	(2,894)
Income (loss) from continuing operations	(4,757)	1,615	573	(2,638)
Loss from discontinued operations	(10)	(3)	(39)	(79)
Income (loss) on disposal of discontinued operations	—	65	—	(5)
Net income (loss)	$(4,767)	$1,677	$534	$(2,722)
Basic earnings (loss) per share:
Continuing operations	$(0.30)	$0.10	$0.04	$(0.17)
Discontinued operations	—	—	—	(0.01)
Net income (loss)	$(0.30)	$0.10	$0.04	$(0.18)
Diluted earnings (loss) per share:
Continuing operations	$(0.30)	$0.10	$0.04	$(0.17)
Discontinued operations	—	—	—	(0.01)
Net income (loss)	$(0.30)	$0.10	$0.04	$(0.18)

Common Stock Prices:
High	$5.66	$4.89	$5.15	$5.56
Low	3.25	3.00	3.15	3.20

2015	1ST	2ND	3RD	4TH
Net sales	$95,855	$109,957	$108,908	$107,763
Gross profit	23,339	29,306	27,265	26,320
Operating income (loss)	(2,683)	2,177	1,253	1,243
Income (loss) from continuing operations	(2,380)	516	84	(498)
Loss from discontinued operations	(88)	(12)	(18)	(30)
Net income (loss)	$(2,468)	$504	$66	$(528)
Basic earnings per share:
Continuing operations	$(0.15)	$0.03	$0.01	$(0.03)
Discontinued operations	(0.01)	—	—	—
Net income (loss)	$(0.16)	$0.03	$0.01	$(0.03)
Diluted earnings (loss) per share:
Continuing operations	$(0.15)	$0.03	$0.01	$(0.03)
Discontinued operations	(0.01)	—	—	—
Net income (loss)	$(0.16)	$0.03	$0.01	$(0.03)

Common Stock Prices:
High	$9.60	$11.40	$11.50	$9.89
Low	7.77	8.76	8.81	4.75

(1) The fourth quarter of 2016 contains 14 weeks, all other quarters presented in 2016 and 2015 contain 13 weeks.

Table of Contents    13

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

In accordance with SEC rules, set forth below is a line graph comparing the yearly change in the cumulative total shareholder return on our Common Stock against the total return of the Standard & Poor's 600 Stock Index, plus both the Dow Jones Furnishings Index and the Dow Jones Building Materials & Fixtures Index, in each case for the five year period ended December 31, 2016. The comparison assumes that $100.00 was invested on December 31, 2011, in our Common Stock, the S&P 600 Index, and each of the two Peer Groups, and assumes the reinvestment of dividends.

The foregoing shareholder performance presentation shall not be deemed "soliciting material" or to be "filed" with the Commission subject to Regulation 14A, or subject to the liabilities of Section 18 of the Exchange Act.

Table of Contents    14

Item 6.	SELECTED FINANCIAL DATA

The Dixie Group, Inc.
Historical Summary
(dollars in thousands, except share and per share data)

FISCAL YEARS	2016 (1)	2015 (2)	2014 (3)(4)	2013 (5)	2012
OPERATIONS
Net sales	$397,453	$422,483	$406,588	$344,374	$266,372
Gross profit	95,425	106,230	95,497	85,570	65,372
Operating income (loss)	(3,415)	1,990	(5,236)	8,855	1,815
Income (loss) from continuing operations before taxes	(8,829)	(2,992)	1,726	4,979	(1,054)
Income tax provision (benefit)	(3,622)	(714)	1,053	(577)	(401)
Income (loss) from continuing operations	(5,207)	(2,278)	673	5,556	(653)
Depreciation and amortization	13,515	14,119	12,850	10,230	9,396
Dividends	—	—	—	—	—
Capital expenditures	4,904	6,826	9,492	11,438	3,386
Assets purchased under capital leases & notes, including deposits utilized and accrued purchases	427	5,403	23,333	1,865	666
FINANCIAL POSITION
Total assets	$268,987	$298,218	$290,447	$243,557	$196,820
Working capital	81,727	98,632	100,602	89,057	71,343
Long-term debt	98,256	115,907	117,153	100,521	79,040
Stockholders' equity	87,122	90,804	92,977	70,771	64,046
PER SHARE
Income (loss) from continuing operations:
Basic	$(0.33)	$(0.15)	$0.03	$0.42	$(0.05)
Diluted	(0.33)	(0.15)	0.03	0.42	(0.05)
Dividends:
Common Stock	—	—	—	—	—
Class B Common Stock	—	—	—	—	—
Book value	5.40	5.67	5.90	5.32	4.88
GENERAL
Weighted-average common shares outstanding:
Basic	15,638,112	15,535,980	14,381,601	12,736,835	12,637,657
Diluted	15,638,112	15,535,980	14,544,073	12,851,917	12,637,657
Number of shareholders (6)	3,000	3,000	3,000	2,350	1,800
Number of associates	1,746	1,822	1,740	1,423	1,200

(1)	Includes expenses of $1,456, or $859 net of tax, for facility consolidation expenses in 2016.

(2)	Includes expenses of $2,946, or $1,915 net of tax, for facility consolidation expenses in 2015.

(3)	Includes the results of operations of Atlas Carpet Mills, Inc. and Burtco Enterprises, Inc. subsequent to their acquisitions on March 19, 2014 and September 22, 2014, respectively.

(4)
Includes expenses of $5,514, or $3,364 net of tax, for facility consolidation expenses, $1,133, or $691 net of tax, for impairment of assets and income of $11,110, or $6,777 net of tax, for bargain purchases on the acquisitions of Atlas Carpet Mills and Burtco Enterprises.

(5)	Includes the results of operations of Robertex, Inc subsequent to its acquisition on June 30, 2013.

(6)
The approximate number of record holders of our Common Stock for 2012 through 2016 includes Management's estimate of shareholders who held our Common Stock in nominee names as follows:  2012 - 1,255 shareholders; 2013 - 1,900 shareholders; 2014 - 2,550 shareholders; 2015 - 2,550 shareholders; 2016 - 2,600 shareholders.

Table of Contents    15

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

OVERVIEW

Our business consists principally of marketing, manufacturing and selling floorcovering products to high-end residential and commercial customers through our various sales forces and brands. We focus exclusively on the upper-end of the floorcovering market where we believe we have strong brands and competitive advantages with our style and design capabilities and customer relationships. Our Fabrica, Masland, and Dixie Home brands have a significant presence in the high-end residential floorcovering markets. Our Atlas Carpet Mills, Masland Contract and Masland Hospitality brands, participate in the upper-end specified commercial marketplace. Dixie International sells all of our brands outside of the North American market.

During 2016, our net sales decreased 5.9%, or 7.2% on a “net sales as adjusted” basis, compared with 2015. Sales of residential products decreased 1.8%, or 3.0% on a “net sales as adjusted” basis, in 2016 versus 2015, while, we estimate, the industry was down in low single digits. We anticipate the residential housing market will have steady but moderate growth over next several years. Commercial product sales decreased 10.0%, or 11.5% on a “net sales as adjusted” basis, during 2016, while, we believe, the industry was down slightly. We anticipate the commercial market to have moderate growth for next year. (See Reconciliation of Net Sales to Net Sales as Adjusted below.)

In 2016, we incurred an operating loss of $3.4 million compared with operating income of $2.0 million in 2015. Despite improvements in quality-related costs due to more strict and consistent quality standards and reduced associate medical expenses from a new plan design, the unabsorbed fixed cost due to the lower sales volume substantially offset those cost savings in 2016. In addition, operations were impacted by the reduction of inventories as we under produced our sales volume, thus negatively affecting our cost structure during the year.

During 2016, we completed our capacity expansion and facility consolidation plans which began in 2014. Under these plans, we aligned our warehousing, distribution and manufacturing with our growth and manufacturing strategy. They were designed to create a better cost structure as well as improve distribution capabilities and provide for more efficient manufacturing processes. In addition, we consolidated three of our leased divisional and corporate offices to a single leased facility. Total expenses of the plans since inception were $9.9 million including $1.5 million during 2016.

Despite a difficult year from a profitability perspective, we have made several changes to improve our results in the future. By completing our restructuring plans earlier in the year, we have set the stage for a more productive manufacturing environment. We reduced our claims expense significantly as our workforce training has taken affect and improved our quality. We have reduced inventory to levels commensurate with our sales and our service is in line with our customers expectations. In addition, the industry announced a price increase based on increases in cost of both labor and raw material. This price increase includes both residential and commercial products.

In response to the high rate of growth for hard surface products in the last several years, we decided to initiate a series of product launches in luxury vinyl tile and engineered wood hard surface flooring products. During the fourth quarter of 2016, we began offering luxury vinyl tile (“LVT”) products under the Calibre brand which was our first hard surface offering in the commercial markets. These new LVT products are being sold by our existing Masland Contract sales force. Residentially, our Dixie Home and Masland Residential brands will be supplying Stainmaster PetProtect® luxury vinyl tile in 2017. Finally, we are preparing to launch a high-end engineered wood line through our Fabrica brand. The growth rate, measured as market sales volume in square feet, has been substantially higher for hard surface products than soft surface products over the past 4 years.

Table of Contents    16

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2016 Compared with Fiscal Year Ended December 26, 2015

	Fiscal Year Ended
	December 31, 2016	% of Net Sales	December 26, 2015	% of Net Sales	Increase (Decrease)	% Change
Net sales	397,453	100.0%	422,483	100.0%	(25,030)	(5.9)%
Cost of sales	302,028	76.0%	316,253	74.9%	(14,225)	(4.5)%
Gross profit	95,425	24.0%	106,230	25.1%	(10,805)	(10.2)%
Selling and administrative expenses	96,983	24.4%	100,422	23.8%	(3,439)	(3.4)%
Other operating expense, net	401	0.1%	872	0.2%	(471)	(54.0)%
Facility consolidation expenses, net	1,456	0.4%	2,946	0.7%	(1,490)	(50.6)%
Operating income (loss)	(3,415)	(0.9)%	1,990	0.4%	(5,405)	(271.6)%
Interest expense	5,392	1.4%	4,935	1.2%	457	9.3%
Other expense, net	22	—%	47	—%	(25)	(53.2)%
Loss before taxes	(8,829)	(2.3)%	(2,992)	(0.8)%	(5,837)	195.1%
Income tax benefit	(3,622)	(0.9)%	(714)	(0.2)%	(2,908)	407.3%
Loss from continuing operations	(5,207)	(1.4)%	(2,278)	(0.6)%	(2,929)	128.6%
Loss from discontinued operations	(131)	—%	(148)	—%	17	(11.5)%
Income on disposal of discontinued operations	60	—%	—	—%	60	—%
Net loss	(5,278)	(1.4)%	(2,426)	(0.6)%	(2,852)	117.6%

Our fiscal year ended December 31, 2016 had 53 weeks and fiscal year ended December 26, 2015 had 52 weeks. Discussions below related to percentage changes in net sales for the annual periods have been adjusted to reflect the comparable number of weeks and are qualified with the term “net sales as adjusted”. For comparative purposes, we define "net sales as adjusted" as net sales less the last week of sales in a 53 week fiscal year. We believe “net sales as adjusted” will assist our financial statement users in obtaining comparable data between the reporting periods. (See reconciliation of net sales to net sales as adjusted in the table below.)

Reconciliation of Net Sales to Net Sales as Adjusted

	Fiscal Year Ended
	December 31, 2016	Week 53	Net Sales as Adjusted December 31, 2016	December 26, 2015	Increase (Decrease)	Net Sales as Adjusted % Change
Net sales as adjusted	$397,453	$(5,380)	$392,073	$422,483	$(30,410)	(7.2)%

Net Sales. Net sales for the year ended December 31, 2016 were $397.5 million compared with $422.5 million in the year-earlier period, a decrease of 5.9%, or 7.2% on a “net sales as adjusted” basis, for the year-over-year comparison. Sales for the carpet industry were down slightly for 2016 compared with the prior year. Our 2016 year-over-year carpet sales comparison reflected a decrease of 4.7%, or 6.0% on a “net sales as adjusted” basis, in net sales. Sales of residential carpet were down 1.8%, or 3.0% on a “net sales as adjusted” basis, and sales of commercial carpet decreased 10.0%, or 11.5% on a “net sales as adjusted” basis. Revenue from carpet yarn processing and carpet dyeing and finishing services decreased 45.4%, or 45.7% on a “net sales as adjusted” basis, in 2016 compared with 2015. We experienced weaker demand across all brands during 2016 compared with 2015.

Cost of Sales. Cost of sales, as a percentage of net sales, increased 1.1 percentage points, as a percentage of net sales in 2016 compared with 2015. During 2015, we were challenged with high quality-related costs as we consolidated several of our facilities. In addition, we experienced high associate medical expenses. During 2016, we reduced our quality-related costs through several quality improvement initiatives and lowered our associate medical expenses with a new plan design. These improvements were substantially offset by unabsorbed fixed cost due to the lower sales volumes experienced in 2016. In addition, operations were impacted by the reduction of inventories as we under produced our sales volume, thus negatively affecting our cost structure during the year.

Table of Contents    17

Gross Profit. Gross profit, as a percentage of net sales, decreased 1.1 percentage points in 2016 compared with 2015. The decrease in gross profit as a percentage of net sales was attributable to the factors discussed above.

Selling and Administrative Expenses. Selling and administrative expenses were $97.0 million in 2016 compared with $100.4 million in 2015, or an increase of 0.6% as a percentage of sales. Selling and administrative expenses increased as a percentage of sales primarily as a result of the lower sales volumes offset in part to lower sample expenses during 2016.

Other Operating Expense, Net. Net other operating (income) expense was an expense of $401 thousand in 2016 compared with expense of $872 thousand in 2015. We recognized a gain of $841 thousand from a settlement related to the 2010 BP oil spill offset by a $460 thousand expense related to the disposal of certain machinery and equipment.

Facility Consolidation Expenses, Net. Facility consolidation expenses were $1.5 million in 2016 compared with $2.9 million in the year-earlier period. Facility consolidation expenses decreased in 2016 as we completed our consolidation plans during the year. During 2016, we initially accrued $690 thousand to finalize the cleanup of the site of our former waste water treatment plant that was disposed of in 2014. During the fourth quarter of 2016, we lowered the accrual by $359 thousand as we were able to refine the plan. Accordingly, if the actual costs are higher or lower, we would record an additional charge or benefit, respectively, as appropriate.

Operating Income (Loss). Operations reflected an operating loss of $3.4 million in 2016 compared with operating income of $2.0 million in 2015. The increase in operating loss was attributable to the factors above.

Interest Expense. Interest expense increased $457 thousand in 2016 principally due to long-term fixed interest rate swap contracts that are at higher rates than a year ago offset by lower levels of debt during 2016.

Other (Income) Expense, Net. Other (income) expense, net was an expense of $22 thousand compared with expense of $47 thousand in 2015.

Income Tax Provision (Benefit). Our effective income tax rate was a benefit of 41.0% in 2016. In 2016, we increased our valuation allowances by $106 thousand related to state income tax loss carryforwards and state income tax credit carryforwards. Additionally, 2016 included approximately $395 thousand of federal tax credits. Our effective income tax rate was a benefit of 23.9% in 2015. In 2015, we increased our valuation allowances by $977 thousand related to state income tax loss carryforwards and state income tax credit carryforwards. Additionally, 2015 included approximately $441 thousand of federal tax credits.

Net Income (Loss). Continuing operations reflected a loss of $5.2 million, or $0.33 per diluted share in 2016, compared with a loss from continuing operations of $2.3 million, or $0.15 per diluted share in 2015. Our discontinued operations reflected a loss of $131 thousand, or $0.01 per diluted share and income on disposal of discontinued operations of $60 thousand, or $0.00 per diluted share in 2016 compared with a loss of $148 thousand, or $0.01 per diluted share in 2015. Including discontinued operations, we had a net loss of $5.3 million, or $0.34 per diluted share, in 2016 compared with a net loss of $2.4 million, or $0.16 per diluted share, in 2015.

Table of Contents    18

Fiscal Year Ended December 26, 2015 Compared with Fiscal Year Ended December 27, 2014

	Fiscal Year Ended
	December 26, 2015	% of Net Sales	December 27, 2014	% of Net Sales	Increase (Decrease)	% Change
Net sales	422,483	100.0%	406,588	100.0%	15,895	3.9%
Cost of sales	316,253	74.9%	311,091	76.5%	5,162	1.7%
Gross profit	106,230	25.1%	95,497	23.5%	10,733	11.2%
Selling and administrative expenses	100,422	23.8%	93,182	22.9%	7,240	7.8%
Other operating expense, net	872	0.2%	904	0.2%	(32)	(3.5)%
Facility consolidation expenses, net	2,946	0.7%	5,514	1.4%	(2,568)	100.0%
Impairment of assets	—	—%	1,133	0.3%	(1,133)	100.0%
Operating income (loss)	1,990	0.4%	(5,236)	(1.3)%	7,226	(138.0)%
Interest expense	4,935	1.2%	4,302	1.1%	633	14.7%
Other (income) expense, net	47	—%	(154)	—%	201	(130.5)%
Gain on purchase of businesses	—	—%	(11,110)	(2.7)%	11,110	100.0%
Income (loss) before taxes	(2,992)	(0.8)%	1,726	0.3%	(4,718)	(273.3)%
Income tax provision (benefit)	(714)	(0.2)%	1,053	0.3%	(1,767)	(167.8)%
Income (loss) from continuing operations	(2,278)	(0.6)%	673	—%	(2,951)	(438.5)%
Loss from discontinued operations	(148)	—%	(608)	(0.1)%	460	(75.7)%
Loss on disposal of discontinued operations	—	—%	(1,467)	(0.4)%	1,467	100.0%
Net loss	(2,426)	(0.6)%	(1,402)	(0.5)%	(1,024)	73.0%

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

Table of Contents    19

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

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2016, cash provided by operations was $23.9 million. Inventories decreased $17.9 million and receivables decreased $7.2 million which was offset by a decrease in accounts payable and accrued expenses of $6.8 million. In order to better service our customers during our facility consolidations, we had increased inventory levels over the past few years. In addition, inventories were increased last year to build inventories from a supplier that was going through a year-end software conversion. Now that those activities are complete, we decreased inventories to more normal levels. Receivables decreased on lower sales volume.

Capital asset acquisitions for the year ended December 31, 2016 were $5.3 million; $4.9 million of cash used in investing activities, $169 thousand of equipment acquired under capital leases and $258 thousand for accrued purchases. Depreciation and amortization for the year ended December 31, 2016 were $13.5 million. We expect capital expenditures to be approximately $8.0 million in 2017 while depreciation and amortization is expected to be approximately $13.3 million. Planned capital expenditures in 2017 are primarily for new equipment.

During the year ended December 31, 2016, cash used in financing activities was $19.2 million. We had payments of $10.0 million on the revolving credit facility and payments of $10.5 million on notes payable and lease obligations.

We believe our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements under our current operating conditions. As of December 31, 2016, the unused borrowing availability under our revolving credit facility was $45.6 million. Our revolving credit facility requires us to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability is less than $16.5 million. As of the date hereof, our fixed coverage ratio was less than 1.1 to 1.0, accordingly the unused availability accessible by us was $29.1 million (the amount above $16.5 million) at December 31, 2016. Significant additional cash expenditures above our normal liquidity requirements or significant deterioration in economic conditions could affect our business and require supplemental financing or other funding sources. There can be no assurance that such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us.

Debt Facilities

Revolving Credit Facility. On September 23, 2016, we amended our revolving credit facility to revise certain definitions and extend the maturity date from March 2019 to September 2021. The revolving credit facility provides for a maximum of $150.0 million of revolving credit, subject to borrowing base availability. The borrowing base is currently equal to specified percentages of our eligible accounts receivable, inventories, fixed assets and real property less reserves established, from time to time, by the administrative agent under the facility. The revolving credit facility is secured by a first priority lien on substantially all of our assets.

At our election, advances of the revolving credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2 or 3 month periods, as selected by us, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate plus 1.00%, plus an applicable margin ranging between 0.50% and 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases, with the exception that the applicable margin cannot go below 1.75% until after March 31, 2017. As of December 31, 2016, the applicable margin on our revolving credit facility was 1.75%. We pay an unused line fee on the average amount by which

Table of Contents    20

the aggregate commitments exceed utilization of the revolving credit facility equal to 0.375% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 4.40% at December 31, 2016 and 3.12% at December 26, 2015.

The revolving credit facility includes certain affirmative and negative covenants that impose restrictions on our financial and business operations. The revolving credit facility requires us to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability was less than $16.5 million. As of December 31, 2016, the unused borrowing availability under the revolving credit facility was $45.6 million; however, since our fixed charge coverage ratio was less than 1.1 to 1.0, the unused availability accessible by us was $29.1 million (the amount above $16.5 million) at December 31, 2016.

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

On January 23, 2015, we entered into a ten-year $6.3 million note payable to finance an owned facility in Saraland, Alabama. The note payable is scheduled to mature on January 7, 2025 and is secured by the facility. The note payable bears interest at a variable rate equal to one month LIBOR plus 2.0% and is payable in equal monthly installments of principal of $26 thousand, plus interest calculated on the declining balance of the note, with a final payment of $3.1 million due on maturity. In addition, we entered into a forward interest rate swap with an amortizing $5.7 million notional amount effective January 7, 2017 which will effectively fix the interest rate at 4.30%.

Acquisition Note Payable - Development Authority of Gordon County. On November 2, 2012, we signed a 6% seller-financed note of $5.5 million with Lineage PCR, Inc. (“Lineage”) related to the acquisition of the continuous carpet dyeing facility in Calhoun, Georgia. Effective December 28, 2012 through a series of agreements between us, the Development Authority of Gordon County, Georgia (the “Authority”) and Lineage, obligations with identical payment terms as the original note to Lineage are now payment obligations to the Authority. These transactions were consummated in order to provide us with a tax abatement to the related real estate and equipment at this facility. The tax abatement plan provides for abatement for certain components of the real and personal property taxes for up to ten years. At any time, we have the option to pay off the obligation, plus a nominal amount. The debt to the Authority bears interest at 6% and is payable in equal monthly installments of principal and interest of $106 thousand over 57 months.

Acquisition Note Payable - Robertex. On July 1, 2013, we signed a 4.5% seller-financed note of $4.0 million, which was recorded at a fair value of $3.7 million with Robert P. Rothman related to the acquisition of Robertex Associates, LLC ("Robertex") in Calhoun, Georgia. The note is payable in five annual installments of principal of $800 thousand plus interest. The note matures June 30, 2018.

Notes Payable - Equipment and Other. Our equipment financing notes have terms ranging from five to seven years, bear interest ranging from 1.00% to 6.86% and are due in monthly or quarterly installments through their maturity dates. The notes are secured by the specific equipment financed and do not contain financial covenants. (See Note 10 to our Consolidated Financial Statements).

Capital Lease Obligations. Our capital lease obligations have terms ranging from three to seven years, bear interest ranging from 2.90% to 7.37% and are due in monthly or quarterly installments through their maturity dates. The capital lease obligations are secured by the specific equipment leased. (See Note 10 to our Consolidated Financial Statements).

Contractual Obligations
The following table summarizes our future minimum payments under contractual obligations as of December 31, 2016

	Payments Due By Period
	(dollars in millions)
	2017	2018	2019	2020	2021	Thereafter	Total
Debt	$6.8	$4.6	$2.8	$1.9	$72.3	$9.7	98.1
Interest - debt (1)	4.5	4.2	4.0	3.9	3.0	1.1	20.7
Capital leases	3.3	3.1	1.9	1.7	1.1	—	11.1
Interest - capital leases	0.5	0.3	0.2	0.1	—	—	1.1
Operating leases	3.1	2.8	1.9	1.4	1.0	4.3	14.5
Purchase commitments	4.2	0.4	—	—	—	—	4.6
Totals	22.4	15.4	10.8	9.0	77.4	15.1	150.1

(1) Interest rates used for variable rate debt were those in effect at December 31, 2016.

Table of Contents    21

Stock-Based Awards

We recognize compensation expense related to share-based stock awards based on the fair value of the equity instrument over the period of vesting for the individual stock awards that were granted. At December 31, 2016, the total unrecognized compensation expense related to unvested restricted stock awards was $1.9 million with a weighted-average vesting period of 6.9 years. At December 31, 2016, the total unrecognized compensation expense related to Directors' Stock Performance Units was $41 thousand with a weighted-average vesting period of 0.3 years. At December 31, 2016, there was no unrecognized compensation expense related to unvested stock options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at December 31, 2016 or December 26, 2015.

Income Tax Considerations

During 2016, we increased our valuation allowances by $106 thousand related to state income tax loss carryforwards and state income tax credit carryforwards. The increase was based on a number of factors including current and future earnings assumptions by taxing jurisdictions.

During 2017 and 2018, we do not anticipate any cash outlays for income taxes. This is due to tax loss carryforwards and tax credit carryforwards that will be used to offset taxable income. At December 31, 2016, we were in a net deferred tax asset position of $7.6 million. We performed an analysis, including an evaluation of certain tax planning strategies available to us, related to the net deferred tax asset and believe that the net deferred tax asset is recoverable in future periods. Approximately $20.0 million of future taxable income would be required to realize the deferred tax asset.

Discontinued Operations - Environmental Contingencies

We have reserves for environmental obligations established at five previously owned sites that were associated with our discontinued textile businesses. We have a reserve of $1.7 million for environmental liabilities at these sites as of December 31, 2016. The liability established represents our best estimate of loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from our estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

Fair Value of Financial Instruments

At December 31, 2016, we had $200 thousand of liabilities measured at fair value that fall under a level 3 classification in the hierarchy (those subject to significant management judgment or estimation).

Certain Related Party Transactions

During 2016, we purchased a portion of our product needs in the form of fiber, yarn and carpet from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of our company. An affiliate of Mr. Shaw reported holding approximately 7.4% of our Common Stock, which as of year-end represented approximately 3.4% of the total vote of all classes of our Common Stock. Engineered Floors is one of several suppliers of such materials. Total purchases from Engineered Floors for 2016, 2015 and 2014 were approximately $7.3 million, $8.8 million and $11.3 million, respectively; or approximately 2.4%, 2.8% and 3.6% of our consolidated costs of sales in 2016, 2015 and 2014, respectively. Purchases from Engineered Floors are based on market value, negotiated prices. We have no contractual commitments with Mr. Shaw associated with our business relationship with Engineered Floors. Transactions with Engineered Floors are reviewed annually by our board of directors.

We are party to a 5-year lease with the seller of Atlas Carpet Mills, Inc. to lease three manufacturing facilities as part of the acquisition in 2014. The lessor is controlled by an associate of our company. Rent paid to the lessor during 2016, 2015 and 2014 was $793 thousand, $458 thousand and $343 thousand, respectively. The lease was based on current market values for similar facilities.

We are party to a 10-year lease with the Rothman Family Partnership to lease a manufacturing facility as part of the Robertex acquisition in 2013. The lessor is controlled by an associate of our company. Rent paid to the lessor during 2016, 2015 and 2014 was $267 thousand, $262 thousand and $257 thousand, respectively. The lease was based on current market values for similar facilities. In addition, we have a note payable to Robert P. Rothman related to the acquisition of Robertex, Inc. (See Note 10 to our Consolidated Financial Statements).

Table of Contents    22

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

•
Goodwill. Goodwill is tested annually for impairment during the fourth quarter or earlier if significant events or substantive changes in circumstances occur that may indicate that goodwill may not be recoverable. The goodwill impairment tests are based on determining the fair value of the specified reporting units based on management judgments and assumptions using the discounted cash flows and comparable company market valuation approaches. We have identified our reporting unit as our floorcovering business for the purposes of allocating goodwill and assessing impairments. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about sales growth rates, operating margins, the weighted average cost of capital (“WACC”) and comparable company market multiples. When developing these key judgments and assumptions, we consider economic, operational and market conditions that could impact the fair value of the reporting unit. However, estimates are inherently uncertain and represent only management’s reasonable expectations regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Should a significant or prolonged deterioration in economic conditions occur or a decline in comparable company market multiples, then key judgments and assumptions could be impacted. We performed our annual assessment of goodwill in the fourth quarters of 2016, 2015 and 2014 and no impairment was indicated.

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

Table of Contents    23

value of contingent consideration liabilities on a periodic basis. Any changes in the fair value of contingent consideration liabilities are recorded through earnings. The total estimated fair value of contingent consideration liabilities was $200 thousand and $584 thousand at December 31, 2016 and December 26, 2015, respectively, and was included in accrued expenses and other liabilities in our consolidated balance sheets.

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

•
Income taxes. Our effective tax rate is based on income, statutory tax rates and tax planning opportunities available in the jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in a future period. We evaluate the recoverability of these future tax benefits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely on estimates, including business forecasts and other projections of financial results over an extended period of time. In the event that we are not able to realize all or a portion of our deferred tax assets in the future, a valuation allowance is provided. We would recognize such amounts through a charge to income in the period in which that determination is made or when tax law changes are enacted. We had valuation allowances of $5.4 million at December 31, 2016 and $5.3 million at December 26, 2015. For further information regarding our valuation allowances, see Note 14 to the consolidated financial statements.

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

At December 31, 2016, $26,270, or approximately 24% of our total debt, was subject to floating interest rates. A one-hundred basis point fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $155.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary financial information required by ITEM 302 of Regulation S-K is included in PART II, ITEM 5 of this report and the Financial Statements are included in a separate section of this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2016, the date of the financial statements included in this Form 10-K (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

(b) Changes in Internal Control over Financial Reporting. No changes in our internal control over financial reporting occurred during the quarter covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents    24

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

Our management report on internal control over financial reporting is contained in Item 15(a)(1) of this report.

Item 9B.	OTHER INFORMATION

None.

Table of Contents    25

PART III.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled "Information about Nominees for Director" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 3, 2017 are incorporated herein by reference. Information regarding the executive officers of the registrant is presented in PART I of this report.

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

Audit Committee

We have a standing audit committee.  At December 31, 2016, members of our audit committee are Michael L. Owens, Chairman, William F. Blue, Jr., Charles E. Brock, Walter W. Hubbard, Lowry F. Kline, Hilda W. Murray and John W. Murrey, III.

Item 11.	EXECUTIVE COMPENSATION

The sections entitled "Compensation Discussion and Analysis", "Executive Compensation Information" and "Director Compensation" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 3, 2017 are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled "Principal Shareholders", as well as the beneficial ownership table (and accompanying notes), in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 3, 2017 are incorporated herein by reference.

Equity Compensation Plan Information as of December 31, 2016

The following table sets forth information as to our equity compensation plans as of the end of the 2016 fiscal year:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of the outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans approved by security holders	219,732	(1)	$5.94	(2)	774,800

(1)
Includes the options to purchase 103,500 shares of Common Stock under our 2006 Stock Awards Plan and 116,232 Performance Units issued under the Directors Stock Plan, each unit being equivalent to one share of Common Stock. Does not include shares of Common Stock issued but not vested pursuant to outstanding restricted stock awards.

(2)
Includes the aggregate weighted-average of (i) the exercise price per share for outstanding options to purchase 103,500 shares of Common Stock under our 2006 Stock Awards Plan and (ii) the price per share of the Common Stock on the grant date for each of 116,232 Performance Units issued under the Directors' Stock Plan (each unit equivalent to one share of Common Stock).

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section entitled "Certain Transactions Between the Company and Directors and Officers" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 3, 2017 is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled "Audit Fees Discussion" in the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held May 3, 2017 is incorporated herein by reference.

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

Date: March 13, 2017	The Dixie Group, Inc.

/s/ DANIEL K. FRIERSON
By: Daniel K. Frierson
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DANIEL K. FRIERSON	Chairman of the Board, Director and Chief Executive Officer	March 13, 2017
Daniel K. Frierson

/s/ JON A. FAULKNER	Vice President, Chief Financial Officer	March 13, 2017
Jon A. Faulkner

/s/ D. KENNEDY FRIERSON, JR.	Vice President, Chief Operating Officer and Director	March 13, 2017
D. Kennedy Frierson, Jr.

/s/ WILLIAM F. BLUE, JR.	Director	March 13, 2017
William F. Blue, Jr.

/s/ CHARLES E. BROCK	Director	March 13, 2017
Charles E. Brock

/s/ WALTER W. HUBBARD	Director	March 13, 2017
Walter W. Hubbard

/s/ LOWRY F. KLINE	Director	March 13, 2017
Lowry F. Kline

/s/ HILDA S. MURRAY	Director	March 13, 2017
Hilda S. Murray

/s/ JOHN W. MURREY, III	Director	March 13, 2017
John W. Murrey, III

/s/ MICHAEL L. OWENS	Director	March 13, 2017
Michael L. Owens

Table of Contents    28

ANNUAL REPORT ON FORM 10-K

ITEM 8 AND ITEM 15(a)(1) AND ITEM 15(a)(2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULES

YEAR ENDED DECEMBER 31, 2016

THE DIXIE GROUP, INC.

DALTON, GEORGIA

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

Management, including our principal executive officer and principal financial officer, has used the criteria set forth in the report entitled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to evaluate the effectiveness of its internal control over financial reporting. Management has concluded that its internal control over financial reporting was effective as of December 31, 2016, based on those criteria.

Daniel K. Frierson
Chairman of the Board and
Chief Executive Officer

Jon A. Faulkner
Chief Financial Officer

Table of Contents    31

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Dixie Group, Inc.
We have audited the accompanying consolidated balance sheets of The Dixie Group, Inc. (the "Company") as of December 31, 2016 and December 26, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of December 31, 2016. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Dixie Group, Inc. as of December 31, 2016 and December 26, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia
March 13, 2017

Table of Contents    32

THE DIXIE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31, 2016	December 26, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$140	$281
Receivables, net	43,605	50,806
Inventories, net	97,237	115,146
Prepaid expenses	4,376	3,362
TOTAL CURRENT ASSETS	145,358	169,595

PROPERTY, PLANT AND EQUIPMENT, NET	92,807	101,146
GOODWILL AND OTHER INTANGIBLES	6,156	6,461
OTHER ASSETS	24,666	21,016
TOTAL ASSETS	$268,987	$298,218

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$20,683	$26,483
Accrued expenses	32,826	34,338
Current portion of long-term debt	10,122	10,142
TOTAL CURRENT LIABILITIES	63,631	70,963

LONG-TERM DEBT	98,256	115,907
OTHER LONG-TERM LIABILITIES	19,978	20,544
TOTAL LIABILITIES	181,865	207,414

COMMITMENTS AND CONTINGENCIES (See Note 18)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 15,248,338 shares for 2016 and 15,155,274 shares for 2015	45,745	45,466
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 870,714 shares for 2016 and 851,693 shares for 2015	2,612	2,555
Additional paid-in capital	156,381	155,734
Accumulated deficit	(115,656)	(110,378)
Accumulated other comprehensive income (loss)	(1,960)	(2,573)
TOTAL STOCKHOLDERS' EQUITY	87,122	90,804
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$268,987	$298,218

See accompanying notes to the consolidated financial statements.

Table of Contents    33

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
NET SALES	$397,453	$422,483	$406,588
Cost of sales	302,028	316,253	311,091
GROSS PROFIT	95,425	106,230	95,497

Selling and administrative expenses	96,983	100,422	93,182
Other operating expense, net	401	872	904
Facility consolidation expenses, net	1,456	2,946	5,514
Impairment of assets	—	—	1,133
OPERATING INCOME (LOSS)	(3,415)	1,990	(5,236)

Interest expense	5,392	4,935	4,302
Other (income) expense, net	22	47	(154)
Gain on purchase of businesses	—	—	(11,110)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(8,829)	(2,992)	1,726
Income tax provision (benefit)	(3,622)	(714)	1,053
INCOME (LOSS) FROM CONTINUING OPERATIONS	(5,207)	(2,278)	673
Loss from discontinued operations, net of tax	(131)	(148)	(608)
Income (loss) on disposal of discontinued operations, net of tax	60	—	(1,467)
NET LOSS	$(5,278)	$(2,426)	$(1,402)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.33)	$(0.15)	$0.03
Discontinued operations	(0.01)	(0.01)	(0.04)
Disposal of discontinued operations	(0.00)	—	(0.10)
Net loss	$(0.34)	$(0.16)	$(0.11)

BASIC SHARES OUTSTANDING	15,638	15,536	14,382

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.33)	$(0.15)	$0.03
Discontinued operations	(0.01)	(0.01)	(0.04)
Disposal of discontinued operations	(0.00)	—	(0.10)
Net loss	$(0.34)	$(0.16)	$(0.11)

DILUTED SHARES OUTSTANDING	15,638	15,536	14,544

DIVIDENDS PER SHARE:
Common Stock	$—	$—	$—
Class B Common Stock	—	—	—

See accompanying notes to the consolidated financial statements.

Table of Contents    34

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
NET LOSS	$(5,278)	$(2,426)	$(1,402)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized loss on interest rate swaps	(263)	(2,410)	(3,110)
Income taxes	(100)	(916)	(1,182)
Unrealized loss on interest rate swaps, net	(163)	(1,494)	(1,928)

Reclassification of loss into earnings from interest rate swaps (1)	1,291	777	372
Income taxes	491	295	141
Reclassification of loss into earnings from interest rate swaps, net	800	482	231

Unrecognized net actuarial gain (loss) on postretirement benefit plans	(3)	48	67
Income taxes	(1)	18	26
Unrecognized net actuarial gain (loss) on postretirement benefit plans, net	(2)	30	41

Reclassification of net actuarial gain into earnings from postretirement benefit plans (2)	(33)	(40)	(31)
Income taxes	(13)	(15)	(12)
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(20)	(25)	(19)

Reclassification of prior service credits into earnings from postretirement benefit plans (2)	(4)	(86)	(88)
Income taxes	(2)	(33)	(34)
Reclassification of prior service credits into earnings from postretirement benefit plans, net	(2)	(53)	(54)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	613	(1,060)	(1,729)

COMPREHENSIVE LOSS	$(4,665)	$(3,486)	$(3,131)

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

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$(5,207)	$(2,278)	$673
Loss from discontinued operations	(131)	(148)	(608)
Income (loss) on disposal of discontinued operations	60	—	(1,467)
Net loss	(5,278)	(2,426)	(1,402)

Adjustments to reconcile net loss to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization -
Continuing operations	13,515	14,119	12,850
Discontinued operations	—	—	59
Provision (benefit) for deferred income taxes	(3,260)	(730)	264
Net (gain) loss on property, plant and equipment disposals	725	(114)	11
Impairment of assets -
Continuing operations	—	—	1,133
Discontinued operations	—	—	2,363
Gain on purchase of businesses	—	—	(11,110)
Stock-based compensation expense	1,324	1,406	1,195
Excess tax benefits from stock-based compensation	(3)	(318)	(379)
Bad debt expense	38	146	399
Changes in operating assets and liabilities:
Receivables	7,163	(335)	(1,686)
Inventories	17,909	(10,939)	743
Other current assets	(1,014)	751	679
Accounts payable and accrued expenses	(6,827)	7,606	(925)
Other operating assets and liabilities	(371)	(557)	(733)
NET CASH PROVIDED BY OPERATING ACTIVITIES	23,921	8,609	3,461

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	1	68	473
Deposits on property, plant and equipment	—	—	(1,184)
Purchase of property, plant and equipment	(4,904)	(6,826)	(9,492)
Proceeds from sale of equity investment	—	—	870
Proceeds from sale of assets held for sale	—	—	5,501
Net cash paid in business acquisitions	—	—	(17,739)
NET CASH USED IN INVESTING ACTIVITIES	(4,903)	(6,758)	(21,571)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on revolving credit facility	(9,986)	(2,328)	(2,378)
Borrowings on notes payable - buildings	—	6,290	—
Payments on notes payable - buildings	(731)	(705)	(35)
Payments on notes payable related to acquisitions	(1,924)	(1,840)	(1,761)
Borrowings on notes payable - equipment and other	2,674	1,923	5,193
Payments on notes payable - equipment and other	(4,653)	(4,387)	(3,017)
Payments on capital leases	(3,171)	(2,742)	(1,539)
Change in outstanding checks in excess of cash	(932)	1,816	(2,683)
Proceeds from equity offering, net of issuance costs	—	—	24,559
Proceeds from exercise of stock options	—	275	192
Repurchases of Common Stock	(152)	(584)	(497)
Excess tax benefits from stock-based compensation	3	318	379
Payments for debt issuance costs	(287)	—	(164)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(19,159)	(1,964)	18,249

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(141)	(113)	139
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	281	394	255
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$140	$281	$394

Table of Contents    36

	Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
SUPPLEMENTAL CASH FLOW INFORMATION:
Equipment purchased under capital leases	169	496	10,078
Equipment purchased under notes payable	—	2,850	4,925
Deposits utilized on purchased equipment, net	—	1,857	—
Building purchased under notes payable	—	—	8,330
Assets acquired in acquisitions, net of cash acquired	—	—	36,649
Liabilities assumed in acquisitions	—	—	(6,397)
Accrued consideration for working capital adjustment in acquisitions	—	—	(216)
Accrued consideration for holdbacks in acquisition	—	—	(887)
Deposits on property, plant & equipment financed	—	—	(965)
Accrued purchases of equipment	258	200	—
Shortfall of tax benefits from stock-based compensation	(192)	(102)	(607)
Note receivable on sale of equipment	—	93	—

See accompanying notes to the consolidated financial statements.

Table of Contents    37

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands, except share data)

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 28, 2013	$37,324	$2,611	$137,170	$(106,550)	$216	$70,771
Common Stock issued - 30,952 shares	86	7	99	—	—	192
Common Stock issued under equity offering - 2,500,000 shares	7,500	—	17,059	—	—	24,559
Repurchases of Common Stock - 47,296 shares	(142)	—	(355)	—	—	(497)
Restricted stock grants issued - 101,315 shares	208	96	(304)	—	—	—
Restricted stock grants forfeited - 125,000 shares	(15)	(360)	375	—	—	—
Class B converted into Common Stock - 20,400 shares	61	(61)	—	—	—	—
Stock-based compensation expense	—	—	1,195	—	—	1,195
Excess tax benefits from stock-based compensation	—	—	(112)	—	—	(112)
Net loss	—	—	—	(1,402)	—	(1,402)
Other comprehensive loss	—	—	—	—	(1,729)	(1,729)
Balance at December 27, 2014	45,022	2,293	155,127	(107,952)	(1,513)	92,977
Common Stock issued - 53,372 shares	161	—	114	—	—	275
Common Stock issued under Directors' Stock Plan - 30,738	92	—	(92)	—	—	—
Repurchases of Common Stock - 64,304 shares	(193)	—	(391)	—	—	(584)
Restricted stock grants issued - 224,625 shares	326	347	(673)	—	—	—
Restricted stock grants forfeited - 9,078 shares	(27)	—	27	—	—	—
Class B converted into Common Stock - 28,459 shares	85	(85)	—	—	—	—
Stock-based compensation expense	—	—	1,406	—	—	1,406
Excess tax benefits from stock-based compensation	—	—	216	—	—	216
Net loss	—	—	—	(2,426)	—	(2,426)
Other comprehensive loss	—	—	—	—	(1,060)	(1,060)
Balance at December 26, 2015	45,466	2,555	155,734	(110,378)	(2,573)	90,804
Repurchases of Common Stock - 35,815 shares	(107)	—	(45)	—	—	(152)
Restricted stock grants issued - 149,215 shares	354	93	(447)	—	—	—
Restricted stock grants forfeited - 1,314 shares	(4)	—	4	—	—	—
Class B converted into Common Stock - 12,144 shares	36	(36)	—	—	—	—
Stock-based compensation expense	—	—	1,324	—	—	1,324
Excess tax benefits from stock-based compensation	—	—	(189)	—	—	(189)
Net loss	—	—	—	(5,278)	—	(5,278)
Other comprehensive income	—	—	—	—	613	613
Balance at December 31, 2016	$45,745	$2,612	$156,381	$(115,656)	$(1,960)	$87,122

See accompanying notes to the consolidated financial statements.

Table of Contents    38

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

The Company's businesses consist principally of marketing, manufacturing and selling finished carpet, rugs and luxury vinyl tile in the domestic floorcovering market. The Company has one reportable segment, floorcovering. The Company sells floorcovering products in both residential and commercial applications. Additionally, the Company provides manufacturing support to its carpet businesses through its separate processing operations.

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

Fiscal Year

The Company ends its fiscal year on the last Saturday of December. All references herein to "2016," "2015," and "2014," mean the fiscal years ended December 31, 2016, December 26, 2015, and December 27, 2014, respectively. The year 2016 contained 53 weeks, all other years presented contained 52 weeks.

Reclassifications

The Company reclassified certain amounts in 2015 and 2014 to conform to the 2016 presentation.

Discontinued Operations

The financial statements separately report discontinued operations and the results of continuing operations (See Note 21).

Cash and Cash Equivalents

Highly liquid investments with original maturities of three months or less when purchased are reported as cash equivalents.

Market Risk

The Company sells carpet to floorcovering retailers, the interior design, architectural and specifier communities and supplies carpet yarn and carpet dyeing and finishing services to certain manufacturers. The Company's customers are located principally throughout the United States. As a percentage of net sales, one customer accounted for approximately 10% in 2016, 9% in 2015 and 9% in 2014. No other customer accounted for more than 10% of net sales in 2016, 2015 or 2014, nor did the Company make a significant amount of sales to foreign countries during 2016, 2015 or 2014.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the fair value of identified net assets acquired in business combinations. In accordance with the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic ("ASC") 350, “Intangibles-Goodwill and Other,” the Company tests goodwill for impairment annually in the fourth quarter of each year or more frequently if events or circumstances indicate that the carrying value of goodwill associated with a reporting unit may not be fully recoverable. The goodwill impairment tests are based on determining the fair value of the specified reporting units based on management judgments and assumptions using the discounted cash flows and comparable company market valuation approaches. The Company has identified its reporting unit as its floorcovering business for the purposes of allocating goodwill and assessing impairments. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about sales growth rates, operating margins, the weighted average cost of capital (“WACC”) and comparable company market multiples. When developing these key judgments and assumptions, the Company considers economic, operational and market conditions that could impact the fair value of the reporting unit. However, estimates are inherently uncertain and represent only management’s reasonable expectations regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Should a significant or prolonged deterioration in economic conditions occur or a decline in comparable company market multiples, then key judgments and assumptions could be impacted.

In the first step of the goodwill assessment process, the Company compares the carrying value of a reporting unit, including goodwill, to the fair value of the reporting unit to identify potential goodwill impairments. The Company estimates the fair value of the reporting unit by using both a discounted cash flow and comparable company market valuation approach. If an impairment is indicated in the first step of the assessment, a second step in the assessment is performed by comparing the "implied fair value" of the Company's reporting units' goodwill with the carrying value of the reporting units' goodwill. For this purpose, the "implied fair value" of goodwill for each reporting unit that has goodwill associated with its operations is determined in the same manner as the amount of goodwill is determined in a business combination (See Note 7).

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

Advertising Costs and Vendor Consideration

The Company engages in promotional and advertising programs that include rebates, discounts, points and cooperative advertising programs. Expenses relating to these programs are charged to results of operations during the period of the related benefits. These arrangements do not require significant estimates of costs. Substantially all such expenses are recorded as a deduction from sales. The cost of cooperative advertising programs is recorded as selling and administrative expenses when the Company can identify a tangible benefit associated with the program, and can reasonably estimate that the fair value of the benefit is equal to or greater than its cost. The amount of advertising and promotion expenses included in selling and administrative expenses was not significant for the years 2016, 2015, or 2014.

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

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". The ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU and all subsequently issued clarifying ASUs will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date." The amendments in ASU 2015-14 deferred the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Management is continuing to evaluate the standard’s impact on the Company’s Consolidated Financial Statements. The Company has developed a project team relative to the process of adopting this ASU and is currently completing a detailed review of the Company’s revenue arrangements to determine any necessary adjustments to existing accounting policies. For the majority of these arrangements, no significant impacts are expected as these transactions generally consist of a single performance obligation to transfer promised goods or services. The Company currently anticipates utilizing the retrospective method upon adoption.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures in certain circumstances. The guidance was effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. The adoption of this ASU in 2016 did not have a significant impact on the Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance did not change GAAP for a customer's accounting for service contracts. The adoption of this ASU in 2016 did not have a significant impact on the Consolidated Financial Statements.

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

In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, rather than retrospectively adjusting amounts previously reported. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. This ASU was effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of this ASU in 2016 did not have a significant impact on the Consolidated Financial Statements.

Table of Contents    42

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments─Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which addresses the recognition, measurement, presentation and disclosure of financial assets and liabilities. The ASU primarily affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not believe the adoption of this ASU will have a significant impact on the Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires lessees to recognize on the balance sheet a right-of use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company is continuing to evaluate the impact of the adoption of this ASU on the Consolidated Financial Statements. The Company has developed a project team relative to the process of adopting this ASU and is currently completing a detailed review of the Company’s leasing arrangements to determine the impact.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, ASU 2016-09 is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted. The Company does not believe the adoption of this ASU will have a significant impact on the Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. For public entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company does not believe the adoption of this ASU will have a significant impact on the Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which provides clarification guidance on certain cash flow presentation issues that have developed due to diversity in practice. These issues include certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. For public entities, ASU 2016-15 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company does not believe the adoption of this ASU will have a significant impact on the Consolidated Financial Statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. Under the ASU, changes in restricted cash and restricted cash equivalents would be included along with those of cash and cash equivalents in the statement of cash flows. In addition, a reconciliation between the balance sheet and the statement of cash flows would be disclosed when the balance sheet includes more than one line item for cash and cash equivalents and restricted cash and cash equivalents. For public entities, ASU 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted. Entities are required to apply the standard’s provisions on a retrospective basis. The Company does not believe the adoption of this ASU will have a significant impact on the Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The definition of a business affects areas of accounting such as acquisitions, disposals and goodwill. Under this ASU, fewer acquired sets are expected to be considered businesses. For public entities, ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted under certain circumstances. The Company would apply this guidance to applicable transactions after the adoption date.

Table of Contents    43

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. For public entities, ASU 2017-04 is effective for annual or any interim goodwill impairment tests in annual periods beginning after December 15, 2019, with early adoption permitted. The Company does not believe the adoption of this ASU will have a significant impact on the Consolidated Financial Statements.

NOTE 3 - RECEIVABLES, NET

Receivables are summarized as follows:

	2016	2015
Customers, trade	$39,749	$46,110
Other receivables	3,963	5,166
Gross receivables	43,712	51,276
Less: allowance for doubtful accounts	(107)	(470)
Receivables, net	$43,605	$50,806

Bad debt expense was $38 in 2016, $146 in 2015, and $399 in 2014.

NOTE 4 - INVENTORIES, NET

Inventories are summarized as follows:

	2016	2015
Raw materials	$34,261	$46,164
Work-in-process	16,739	21,306
Finished goods	57,053	58,037
Supplies and other	120	192
LIFO reserve	(10,936)	(10,553)
Inventories, net	$97,237	$115,146

Reduction of inventory quantities in 2016 resulted in liquidations of LIFO inventories carried at prevailing costs established in prior years and increased cost of sales by $141 in 2016.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	2016	2015
Land and improvements	$7,781	$7,610
Buildings and improvements	62,055	61,396
Machinery and equipment	177,745	174,636
Assets under construction	2,386	2,819
	249,967	246,461
Accumulated depreciation	(157,160)	(145,315)
Property, plant and equipment, net	$92,807	$101,146

Depreciation of property, plant and equipment, including amounts for capital leases, totaled $12,944 in 2016, $13,525 in 2015 and $12,212 in 2014.

Table of Contents    44

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

The acquisition was accounted for as a business combination which generally requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The acquisition did not represent a significant business combination. The fair value of the net assets acquired exceeded the purchase price resulting in a bargain purchase of $10,937 ($6,781 after tax). The following table summarizes the fair values of the assets acquired and liabilities assumed. The components of the purchase price allocation consisted of the following:

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

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill is $3,389 as of December 31, 2016 and December 26, 2015. The Company performed its annual assessment of goodwill in the fourth quarters of 2016, 2015 and 2014 and no impairment was indicated. The following table represents the details of the Company's intangible assets subject to amortization:

	2016			2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$208	$(64)	$144	$208	$(48)	$160
Rug design coding	144	(57)	87	144	(43)	101
Trade names	3,300	(764)	2,536	3,300	(489)	2,811
Total	$3,652	$(885)	$2,767	$3,652	$(580)	$3,072

Amortization expense for intangible assets is summarized as follows:

	2016	2015	2014
Customer relationships	$16	$16	$59
Rug design coding	14	14	15
Trade names	275	275	277
Amortization expense	$305	$305	$351

The estimated future amortization expense during each of the next five fiscal years is as follows:

Year	Amount
2017	$305
2018	305
2019	305
2020	305
2021	305

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	2016	2015
Compensation and benefits (1)	$7,492	$9,173
Provision for customer rebates, claims and allowances	8,882	8,995
Advanced customer deposits	8,212	6,674
Outstanding checks in excess of cash	2,074	3,006
Other	6,166	6,490
Accrued expenses	$32,826	$34,338

(1)	Includes a liability related to the Company's self-insured Workers' Compensation program. This program is collateralized by letters of credit in the aggregate amount of $1,873.

Table of Contents    46

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

	2016	2015
Product warranty reserve at beginning of period	$2,159	$2,214
Warranty liabilities accrued	6,406	6,201
Warranty liabilities settled	(6,687)	(8,695)
Changes for pre-existing warranty liabilities	429	2,439
Product warranty reserve at end of period	$2,307	$2,159

NOTE 10 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	2016	2015
Revolving credit facility	$70,583	$80,569
Notes payable - buildings	13,150	13,881
Acquisition note payable - Development Authority of Gordon County	1,147	2,314
Acquisition note payable - Robertex	1,564	2,321
Notes payable - equipment and other	11,633	15,008
Capital lease obligations	11,145	12,751
Deferred financing costs, net	(844)	(795)
Total long-term debt	108,378	126,049
Less: current portion of long-term debt	10,122	10,142
Long-term debt	$98,256	$115,907

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

At the Company's election, advances of the revolving credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2 or 3 month periods, as selected by the Company, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate plus 1.00%, plus an applicable margin ranging between 0.50% and 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases, with the exception that the applicable margin cannot go below 1.75% until after March 31, 2017. As of December 31, 2016, the applicable margin on our revolving credit facility was 1.75%. The Company pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.375% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 4.40% at December 31, 2016 and 3.12% at December 26, 2015.

The revolving credit facility includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations. The revolving credit facility requires the Company to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability was less than $16,500. As of December 31, 2016, the unused borrowing availability under the revolving credit facility was $45,614; however, since the Company's fixed charge coverage ratio was less than 1.1 to 1.0, the unused availability accessible by the Company was $29,114 (the amount above $16,500) at December 31, 2016.

Notes Payable - Buildings

On November 7, 2014, the Company entered into a ten-year $8,330 note payable to purchase a previously leased distribution center in Adairsville, Georgia. The note payable is scheduled to mature on November 7, 2024 and is secured by the distribution

Table of Contents    47

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

Notes Payable - Equipment and Other

The Company's equipment financing notes have terms ranging from 5 to 7 years, bear interest ranging from 1.00% to 6.86% and are due in monthly or quarterly installments through their maturity dates. The Company's equipment financing notes are secured by the specific equipment financed and do not contain any financial covenants.

Capital Lease Obligations

The Company's capitalized lease obligations have terms ranging from 3 to 7 years, bear interest ranging from 2.90% to 7.37% and are due in monthly or quarterly installments through their maturity dates. The Company's capital lease obligations are secured by the specific equipment leased.

Interest Payments and Debt Maturities

Interest payments for continuing operations were $5,088 in 2016, $4,449 in 2015, and $3,757 in 2014. Maturities of long-term debt for periods following December 31, 2016 are as follows:

	Long-Term Debt	Capital Leases	Total
		(See Note 18)
2017	$6,782	$3,340	$10,122
2018	4,584	3,115	7,699
2019	2,761	1,949	4,710
2020	1,866	1,677	3,543
2021	72,320	1,050	73,370
Thereafter	9,764	14	9,778
Total maturities of long-term debt	$98,077	$11,145	$109,222
Deferred financing costs, net	(844)	—	(844)
Total long-term debt	$97,233	$11,145	$108,378

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

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Balance Sheets as of December 31, 2016 and December 26, 2015:

	2016	2015	Fair Value Hierarchy Level
Liabilities:
Interest rate swaps (1)	$3,695	$4,689	Level 2
Contingent consideration (2)	200	584	Level 3

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

(2)
As a result of the Robertex acquisition in 2013, the Company recorded a contingent consideration liability at fair value. This fair value measurement was based on calculations that utilize significant inputs not observable in the market including forecasted revenues, gross margins and discount rates and thus represent Level 3 measurements. This fair value measurement is directly impacted by the Company's estimates. Accordingly, if the estimates within the fair value measurement are higher or lower, the Company would record additional charges or benefits, respectively, as appropriate.

Changes in the fair value measurements using significant unobservable inputs (Level 3) during the years ending December 31, 2016 and December 26, 2015 were as follows:

	2016	2015
Beginning balance	$584	$1,855
Fair value adjustments	(230)	(657)
Settlements	(154)	(614)
Ending balance	$200	$584

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during 2016 or 2015. If any, the Company recognizes the transfers in or transfers out at the end of the reporting period.

Table of Contents    49

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	2016		2015
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$140	$140	$281	$281
Notes receivable, including current portion	282	282	282	282
Financial liabilities:
Long-term debt and capital leases, including current portion	108,378	105,270	126,049	123,318
Interest rate swaps	3,695	3,695	4,689	4,689

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

The following is a summary of the Company's interest rate swaps as of December 31, 2016:

Type	Notional Amount		Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$25,000		September 1, 2016 through September 1, 2021	3.105%	1 Month LIBOR
Interest rate swap	$25,000		September 1, 2015 through September 1, 2021	3.304%	1 Month LIBOR
Interest rate swap	$7,462	(1)	November 7, 2014 through November 7, 2024	4.500%	1 Month LIBOR
Interest rate swap	$5,661	(2)	January 7, 2017 through January 7, 2025	4.300%	1 Month LIBOR
(1) Interest rate swap notional amount amortizes by $35 monthly to maturity.
(2) Interest rate swap notional amount amortizes by $26 monthly to maturity.

The following table summarizes the fair values of derivative instruments included in the Company's Consolidated Balance Sheets:

	Location on Consolidated Balance Sheets	Fair Value
		2016	2015
Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued Expenses	$1,342	$1,159
Interest rate swaps, long-term portion	Other Long-Term Liabilities	2,353	3,530
Total Liability Derivatives		$3,695	$4,689

Table of Contents    50

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

The following tables summarize the pre-tax impact of derivative instruments on the Company's financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	2016	2015	2014
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(263)	$(2,410)	$(3,110)

	Amount of Gain or (Loss) Reclassified from AOCIL on the effective portion into Income (1)(2)
	2016	2015	2014
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(1,291)	$(777)	$(372)

(1)	The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's Consolidated Statements of Operations.

(2)	The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to fiscal 2016 is $1,342.

The amount of gain (loss) recognized in income on the ineffective portion of interest rate swaps, if any, is included in other (income) expense, net on the Company's Consolidated Statements of Operations. There was no ineffective portion for the periods presented.

NOTE 13 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers a significant portion, or approximately 87% of the Company's associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $425 in 2016, $454 in 2015 and $382 in 2014.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers those associates at one facility who are under a collective-bargaining agreement, or approximately 13% of the Company's associates. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $71 in 2016, $82 in 2015 and $87 in 2014.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations owed to participants under this plan were $14,992 at December 31, 2016 and $14,155 at December 26, 2015 and are included in other long-term liabilities in the Company's Consolidated Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $15,679 at December 31, 2016 and $14,981 at December 26, 2015 and is included in other assets in the Company's Consolidated Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees.These union-represented employees represented approximately 13% of the Company's total employees. The risks of participating in multi-employer plans are different from single-employer plans. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If the Company chooses to stop participating in the multi-employer plan, the Company may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company's participation in the multi-employer pension plan for 2016 is provided in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number (EIN) and the three digit plan number. The most recent Pension Protection Act (PPA) zone status available in 2016 and 2015 is for the plan's year-end at 2015 and 2014, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates a plan for which a financial improvement

Table of Contents    51

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented (1)	Contributions (2)			Surcharge Imposed (1)	Expiration Date of Collective-Bargaining Agreement
		2016	2015		2016	2015	2014
The Pension Plan of the National Retirement Fund	13-6130178 - 001	Red	Red	Implemented	$274	$268	$279	Yes	6/3/2017

(1) The collective-bargaining agreement requires the Company to contribute to the plan at the rate of $0.47 per compensated hour for each covered employee. The Company will make additional contributions, as mandated by law, in accordance with the fund's 2010 Rehabilitation Plan which required a surcharge equal to $0.03 per hour (from $0.47 to $0.50) effective June 1, 2014 to May 31, 2015, a surcharge equal to $0.03 per hour (from $0.50 to $0.53) effective June 1, 2015 to May 31, 2016, and a surcharge equal to $0.02 per hour (from $0.53 to $0.55) effective June 1, 2016 to May 31, 2017, respectively. Based upon current employment and benefit levels, the Company's contributions to the multi-employer pension plan are expected to be approximately $287 for 2017.
(2) The Company's contributions to the plan do not represent more than 5% of the total contributions to the plan for the most recent plan year available.

Postretirement Plans

The Company inherited a legacy postretirement benefit plan that provides life insurance to a limited number of associates as a result of a prior acquisition. The Company also sponsors a postretirement benefit plan that provides dental insurance for a limited number of associates who retired prior to January 1, 2003 and life insurance to a limited number of associates upon retirement as part of a collective bargaining agreement.

Information about the benefit obligation and funded status of the Company's postretirement benefit plans is summarized as follows:

	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$290	$315
Service cost	7	7
Interest cost	15	18
Participant contributions	—	2
Actuarial (gain) loss	3	(48)
Benefits paid	(1)	(5)
Medicare Part D subsidy	—	1
Benefit obligation at end of year	314	290

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	1	2
Participant contributions	—	2
Benefits paid	(1)	(5)
Medicare Part D subsidy	—	1
Fair value of plan assets at end of year	—	—
Unfunded amount	$(314)	$(290)

Table of Contents    52

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

The balance sheet classification of the Company's liability for postretirement benefit plans is summarized as follows:

	2016	2015
Accrued expenses	$13	$12
Other long-term liabilities	301	278
Total liability	$314	$290

Benefits expected to be paid on behalf of associates for postretirement benefit plans during the period 2017 through 2026 are summarized as follows:

Years	Postretirement Plans
2017	$13
2018	12
2019	12
2020	12
2021	12
2022 - 2026	66

Assumptions used to determine benefit obligations of the Company's postretirement benefit plans are summarized as follows:

	2016	2015
Weighted-average assumptions as of year-end:
Discount rate (benefit obligations)	4.00%	4.25%

Assumptions used and related effects of health care cost are summarized as follows:

	2016	2015
Health care cost trend assumed for next year	—%	8.00%
Rate to which the cost trend is assumed to decline	—%	5.00%
Year that the rate reaches the ultimate trend rate		2017

Components of net periodic benefit cost (credit) for all postretirement plans are summarized as follows:

	2016	2015	2014
Service cost	$7	$7	$7
Interest cost	15	18	22
Amortization of prior service credits	(4)	(86)	(88)
Recognized net actuarial gains	(33)	(40)	(31)
Settlement gain	—	—	(251)
Net periodic benefit cost (credit)	$(15)	$(101)	$(341)

Pre-tax amounts included in AOCIL for the Company's postretirement benefit plans at 2016 are summarized as follows:

	Postretirement Benefit Plans
	Balance at 2016	2017 Expected Amortization
Prior service credits	$(12)	$(4)
Unrecognized actuarial gains	(400)	(33)
Totals	$(412)	$(37)

Table of Contents    53

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

NOTE 14 - INCOME TAXES

The provision (benefit) for income taxes on income (loss) from continuing operations consists of the following:

	2016	2015	2014
Current
Federal	$(396)	$277	$1,081
State	34	(261)	(292)
Total current	(362)	16	789

Deferred
Federal	(3,003)	(641)	232
State	(257)	(89)	32
Total deferred	(3,260)	(730)	264
Income tax provision (benefit)	$(3,622)	$(714)	$1,053

Differences between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before taxes are summarized as follows:

	2016	2015	2014
Federal statutory rate	35%	35%	35%
Statutory rate applied to income (loss) from continuing operations before taxes	$(3,090)	$(1,047)	$604
Plus state income taxes, net of federal tax effect	(145)	(227)	(169)
Total statutory provision (benefit)	(3,235)	(1,274)	435
Effect of differences:
Nondeductible meals and entertainment	148	147	143
Domestic production activities deduction	—	—	112
Federal tax credits	(395)	(441)	(483)
Reserve for uncertain tax positions	31	35	109
Goodwill	(13)	(124)	(124)
Change in valuation allowance	106	977	569
Stock-based compensation	—	—	117
Other items	(264)	(34)	175
Income tax provision (benefit)	$(3,622)	$(714)	$1,053

In 2016, the company increased valuation allowances by $106 related to state income tax loss carryforwards and state income tax credit carryforwards to reflect the estimated amount of deferred tax assets that may not be realized during the carryforward periods.

In 2015, the Company increased valuation allowances by $977 related to state income tax loss carryforwards and state income tax credit carryforwards to reflect the estimated amount of deferred tax assets that may not be realized during the carryforward periods.

In 2014, the Company increased valuation allowances by $569 related to state income tax loss carryforwards and credit carryforwards. This was primarily the result of actual 2014 pretax earnings being significantly less than the 2014 forecasted earnings used in the 2013 analysis, a change in California apportionment rules that limit the utilization of net operating loss and credit carryforwards in future years and a projected tax loss in 2014 that resulted in the need to record a valuation allowance against that loss in separate company reporting states.

Income tax payments, net of (income tax refunds) received for continuing and discontinued operations were $(190) in 2016, $48 in 2015 and $345 in 2014.

Table of Contents    54

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

Significant components of the Company's deferred tax assets and liabilities are as follows:

	2016	2015
Deferred tax assets:
Inventories	$4,057	$3,927
Retirement benefits	3,387	3,337
State net operating losses	3,672	3,563
Federal net operating losses	5,930	4,345
State tax credit carryforwards	1,728	1,731
Federal tax credit carryforwards	3,361	2,943
Allowances for bad debts, claims and discounts	3,442	3,688
Other	5,001	4,856
Total deferred tax assets	30,578	28,390
Valuation allowance	(5,400)	(5,294)
Net deferred tax assets	25,178	23,096

Deferred tax liabilities:
Property, plant and equipment	17,568	18,370
Total deferred tax liabilities	17,568	18,370

Net deferred tax asset	$7,610	$4,726

At December 31, 2016, $5,930 of deferred tax assets related to approximately $16,943 of federal net operating loss carryforwards and $3,672 of deferred tax assets related to approximately $83,088 of state net operating loss carryforwards. In addition, $3,361 of federal tax credit carryforwards and $1,728 of state tax credit carryforwards were available to the Company. The federal net operating loss carryforwards and the federal tax credit carryforwards will expire between 2029 and 2036. The state net operating loss carryforwards and the state tax credit carryforwards will expire between 2017 and 2037. A valuation allowance of $5,400 is recorded to reflect the estimated amount of deferred tax assets that may not be realized during the carryforward periods. At December 31, 2016, the Company is in a net deferred tax asset position of $7,610 which is included in other assets in the Company's Consolidated Balance Sheets. The Company performed an analysis related to the net deferred tax asset and believes that the net tax asset is recoverable in future periods.

Tax Uncertainties

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $406 and $375 at December 31, 2016 and December 26, 2015, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of December 31, 2016 and December 26, 2015.

The following is a summary of the change in the Company's unrecognized tax benefits:

	2016	2015	2014
Balance at beginning of year	$375	$400	$291
Additions based on tax positions taken during a current period	31	35	109
Reductions related to settlement of tax matters	—	(60)	—
Balance at end of year	$406	$375	$400

The Company and its subsidiaries are subject to United States federal income taxes, as well as income taxes in a number of state jurisdictions. The tax years subsequent to 2012 remain open to examination for U.S. federal income taxes. The majority of state jurisdictions remain open for tax years subsequent to 2012. A few state jurisdictions remain open to examination for tax years subsequent to 2011.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	2016	2015	2014
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(5,207)	$(2,278)	$673
Less: Allocation of earnings to participating securities	—	—	(197)
Income (loss) from continuing operations available to common shareholders - basic	$(5,207)	$(2,278)	$476
Basic weighted-average shares outstanding (1)	15,638	15,536	14,382
Basic earnings (loss) per share - continuing operations	$(0.33)	$(0.15)	$0.03

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to common shareholders - basic	$(5,207)	$(2,278)	$476
Add: Undistributed earnings reallocated to unvested shareholders	—	—	3
Income (loss) from continuing operations available to common shareholders - basic	$(5,207)	$(2,278)	$479
Basic weighted-average shares outstanding (1)	15,638	15,536	14,382
Effect of dilutive securities:
Stock options (2)	—	—	97
Directors' stock performance units (2)	—	—	65
Diluted weighted-average shares outstanding (1)(2)	15,638	15,536	14,544
Diluted earnings (loss) per share - continuing operations	$(0.33)	$(0.15)	$0.03

(1)	Includes Common and Class B Common shares, in thousands.

(2)
Because their effects are anti-dilutive, shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded. Aggregate shares excluded were 220 in 2016, 333 in 2015 and 434 in 2014.

Table of Contents    56

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

NOTE 16 - STOCK PLANS AND STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Financial Statements. The number of shares to be issued is determined by dividing the specified dollar value of the award by the market value per share on the grant date. The Company's stock compensation expense was $1,324 in 2016, $1,406 in 2015 and $1,195 in 2014.

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

2006 Stock Awards Plan

The Company had a Stock Awards Plan, ("2006 Plan"), as amended, which provided for the issuance of up to 1,800,000 shares of Common Stock and/or Class B Common Stock as stock-based or stock-denominated awards to directors of the Company and to salaried employees of the Company and its participating subsidiaries.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

Restricted stock activity for the three years ended December 31, 2016 is summarized as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 28, 2013	525,799	$6.64
Granted	101,315	15.68
Vested	(144,875)	4.50
Forfeited	(125,000)	12.78
Outstanding at December 27, 2014	357,239	7.92
Granted	224,625	9.36
Vested	(155,991)	7.18
Forfeited	(9,078)	10.97
Outstanding at December 26, 2015	416,795	8.90
Granted	149,215	4.36
Vested	(107,318)	8.88
Forfeited	(1,314)	15.68
Outstanding at December 31, 2016	457,378	$7.41

As of December 31, 2016, unrecognized compensation cost related to unvested restricted stock was $1,915. That cost is expected to be recognized over a weighted-average period of 6.9 years. The total fair value of shares vested was approximately $456, $1,410 and $1,512 during 2016, 2015 and 2014, respectively.

Stock Performance Units

The Company's non-employee directors receive an annual retainer of $18 in cash and $18 in value of Stock Performance Units (subject to a $5.00 minimum per unit) under the Director's Stock Plan. If market value at the date of the grants is above $5.00 per share; there is no reduction in the number of units issued. However, if the market value at the date of the grants is below $5.00, units will be reduced to reflect the $5.00 per share minimum. Upon retirement, the Company issues the number of shares of Common Stock equivalent to the number of Stock Performance Units held by non-employee directors at that time.  As of December 31, 2016, 116,232 Stock Performance Units were outstanding under this plan. As of December 31, 2016, unrecognized compensation cost related to Stock Performance Units was $41. That cost is expected to be recognized over a weighted-average period of 0.3 years.

Stock Options

Options granted under the Company's 2006 Plan were exercisable for periods determined at the time the awards are granted. Effective 2009, the Company established a $5.00 minimum exercise price on all options granted. No options were granted during 2016, 2015 or 2014.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

Option activity for the three years ended December 31, 2016 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Fair Value of Options Granted During the Year
Outstanding at December 28, 2013	660,355	$11.33		$—
Exercised	(53,950)	10.22		—
Forfeited	(167,170)	14.36		—
Outstanding at December 27, 2014	439,235	10.31		—
Exercised	(89,435)	6.78		—
Forfeited	(246,300)	13.82		—
Outstanding at December 26, 2015	103,500	5.00		—
Exercised	—	—		—
Forfeited	—	—		—
Outstanding at December 31, 2016	103,500	$5.00	2.8	$—

Options exercisable at:
December 27, 2014	439,235	$10.31		—
December 26, 2015	103,500	5.00		—
December 31, 2016	103,500	5.00	2.8	—

At December 31, 2016, there was no intrinsic value of outstanding stock options and no intrinsic value of exercisable stock options. The intrinsic value of stock options exercised during 2016, 2015 and 2014 was $0, $221 and $140, respectively. At December 31, 2016, there was no unrecognized compensation expense related to unvested stock options.

Table of Contents    59

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 28, 2013	(144)	360	216
Unrealized loss on interest rate swaps, net of tax of $1,182	(1,928)	—	(1,928)
Reclassification of loss into earnings from interest rate swaps, net of tax of $141	231	—	231
Unrecognized net actuarial gain on postretirement benefit plans, net of tax of $26	—	41	41
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $12	—	(19)	(19)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $34	—	(54)	(54)
Balance at December 27, 2014	(1,841)	328	(1,513)
Unrealized loss on interest rate swaps, net of tax of $916	(1,494)	—	(1,494)
Reclassification of loss into earnings from interest rate swaps, net of tax of $295	482	—	482
Unrecognized net actuarial gain on postretirement benefit plans, net of tax of $18	—	30	30
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $15	—	(25)	(25)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $33	—	(53)	(53)
Balance at December 26, 2015	(2,853)	280	(2,573)
Unrealized loss on interest rate swaps, net of tax of $100	(163)	—	(163)
Reclassification of loss into earnings from interest rate swaps, net of tax of $491	800	—	800
Unrecognized net actuarial loss on postretirement benefit plans, net of tax of $1	—	(2)	(2)
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $13	—	(20)	(20)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $2	—	(2)	(2)
Balance at December 31, 2016	$(2,216)	$256	$(1,960)

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Commitments

The Company had purchase commitments of $3,517 at December 31, 2016, primarily related to machinery and equipment. The Company enters into fixed-price contracts with suppliers to purchase natural gas to support certain manufacturing processes. The Company had contract purchases of $855 in 2016, $1,151 in 2015 and $977 in 2014. At December 31, 2016, the Company has commitments to purchase natural gas of $640 for 2017 and $428 for 2018.

Table of Contents    60

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

The Company leases certain equipment under capital leases and certain buildings, machinery and equipment under operating leases. Commitments for minimum rentals under non-cancelable leases, including any applicable rent escalation clauses, are as follows:

	Capital Leases	Operating Leases
2017	$3,836	$3,114
2018	3,439	2,779
2019	2,141	1,895
2020	1,776	1,436
2021	1,074	1,042
Thereafter	14	4,267
Total commitments	12,280	14,533
Less amounts representing interest	(1,135)	—
Total	$11,145	$14,533

Rental expense was approximately $3,575, $3,593 and $4,066 during 2016, 2015 and 2014, respectively.

Property, plant and equipment includes machinery and equipment under capital leases which have asset cost and accumulated depreciation of $17,987 and $5,881, respectively, at December 31, 2016, and $16,654 and $3,985, respectively, at December 26, 2015.

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

Environmental Remediation

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and estimable. Remediation obligations are accrued based on the latest available information and are recorded at undiscounted amounts. The Company regularly monitors the progress of environmental remediation. If studies indicate that the cost of remediation has changed from the previous estimate, an adjustment to the liability would be recorded in the period in which such determination is made. (See Notes 20 & 21)

Legal Proceedings

The Company has been sued, together with the 3M Company and approximately 30 other carpet manufacturers, by the Gadsden (Alabama) Water Works in the circuit court of Etowah County Alabama [The Water Works and Sewer Board of the City of Gadsden v. 3M Company, et al, civil action No. 31-CV-2016-900676.00], in a case seeking monetary damages and injunctive relief related to the use of certain chemical compounds in the manufacture and finishing of carpet products “in and around Dalton Georgia.” On motion of the defendants, the case was removed to the U.S. District Court for the Northern District of Alabama (Middle Division) Case No. 4:16-CV-01755-SGC. As alleged in the lawsuit, the chemicals are perflourinated compounds (“PFC”) perflourinated acid (“PFOA”) and perfluorooctane sulfonate (“PFOS”) manufactured by 3M and used in certain finishing and treatment processes by the defendants and, as a consequence of such use, either discharged into or leached into the water systems around Dalton, Georgia. The Complaint seeks damages “in excess of $10”, but otherwise unspecified in amount in addition to injunctive relief. The Company intends to defend the matter vigorously and is unable to estimate its potential exposure to loss, if any, at this time.
The Company is one of multiple parties to two lawsuits, both filed in Madison County Illinois, styled Sandra D. Watts, Individually and as Special Administrator of the Estate of Dianne Averett, Deceased vs. 4520 Corp., Inc. f/k/a Benjamin F. Shaw Company, et al No. 12-L-2032 and styled Brenda Bridgeman, Individually and as Special Administrator of the Estate of Robert Bridgeman, Deceased, vs. American Honda Motor Co., Inc., f/k/a Metropolitan Life Insurance Co., et al No. 15-L-374. Each lawsuit entails a claim for damages to be determined in excess of $50 filed on behalf of the estate of an individual which alleges that the deceased contracted mesothelioma as a result of exposure to asbestos while employed by the Company. Discovery in both matters is ongoing, and tentative trial dates have been set. The Company has denied liability, is defending the matters vigorously and is unable to estimate its potential exposure to loss, if any, at this time.

Table of Contents    61

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

NOTE 19 - OTHER (INCOME) EXPENSE

Other operating (income) expense, net is summarized as follows:

	2016	2015	2014
Other operating expense, net:
(Gain) loss on property, plant and equipment disposals	$725	$(114)	$(30)
Loss on currency exchanges	167	602	587
Amortization of intangibles	305	305	351
Retirement expenses	154	212	135
BP settlement gain (1)	(841)	—	—
Miscellaneous (income) expense	(109)	(133)	(139)
Other operating expense, net	$401	$872	$904

(1)
On November 21, 2016, the Company entered into a full and final release agreement with BP Exploration and Production, Inc. and various related entities pursuant to which the Company released any and all claims related to the Deepwater Horizon oil spill which occurred on April 20, 2010. In exchange for this release, the Company will receive a net amount of $841 from the settlement. Payment of the settlement amount is scheduled to be paid by April 15, 2017. As of December 31, 2016, this amount is included in receivables and other operating income (expense), net on the Company’s Consolidated Financial Statements.

Other (income) expense, net is summarized as follows:

	2016	2015	2014
Other (income) expense, net:
Earnings from equity investments	—	14	(209)
Loss on sale of non-operating assets	—	—	41
Miscellaneous (income) expense	22	33	14
Other (income) expense, net	$22	$47	$(154)

NOTE 20 - FACILITY CONSOLIDATION EXPENSES, NET

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

To complete the Warehousing, Distribution & Manufacturing Consolidation Plan, the Company moved its Saraland rug operation from an expiring leased building to an owned facility in March 2016. The Company completed this consolidation plan during 2016. As a result of eliminating its dyeing operations in Atmore, Alabama, the Company disposed of its waste water treatment plant in 2014. Subsequently, after extensive testing, it was determined that the Company still had some contaminants above background levels and that it would need to install a soil cap. During the first quarter of 2016, the Company accrued $690 to finalize the cleanup of the site of the Company's former waste water treatment plant. During the fourth quarter of 2016, the Company lowered the accrual by $359 as the Company was able to refine the plan. Accordingly, if the actual costs are higher or lower, the Company would record an additional charge or benefit, respectively, as appropriate.

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

Costs related to the facility consolidation plans are summarized as follows:

					As of December 31, 2016
	Accrued Balance at December 26, 2015	2016 Expenses (1)	2016 Cash Payments	Accrued Balance at December 31, 2016	Total Costs Incurred to Date	Total Expected Costs
Warehousing, Distribution and Manufacturing Consolidation Plan	$—	$1,381	$1,115	$266	$7,444	$7,444
Atlas Integration Plan	—	—	—	—	1,669	1,669
Corporate Office Consolidation Plan	341	75	168	248	803	803
Total All Plans	$341	$1,456	$1,283	$514	$9,916	$9,916

Asset impairments (2)					$1,133	$1,133

	Accrued Balance at December 27, 2014	2015 Expenses (1)	2015 Cash Payments	Accrued Balance at December 26, 2015
Warehousing, Distribution and Manufacturing Consolidation Plan	$—	$2,016	$2,016	$—
Atlas Integration Plan	—	202	202	—
Corporate Office Consolidation Plan	—	728	387	341
Total All Plans	$—	$2,946	$2,605	$341

(1) Costs incurred under these plans are classified as "facility consolidation expenses, net" in the Company's Consolidated Statements of Operations.
(2) Asset impairments under these plans, when applicable, are classified as "impairment of assets" in the Company's Consolidated Statements of
Operations.

Table of Contents    63

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

NOTE 21 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	2016	2015	2014

Net sales - Carousel operations	$—	$417	$1,168

Loss from discontinued operations:
Loss from Carousel operations	$—	$(116)	$(863)
Workers' compensation costs from former textile operations	(2)	(53)	(55)
Environmental remediation costs from former textile operations	(216)	(68)	(62)
Loss from discontinued operations, before taxes	$(218)	$(237)	$(980)
Income tax benefit	(87)	(89)	(372)
Loss from discontinued operations, net of tax	$(131)	$(148)	$(608)

Income (loss) on disposal of Carousel discontinued operations before income taxes	$100	$—	$(2,363)
Income tax provision (benefit)	40	—	(896)
Income (loss) on disposal of discontinued operations, net of tax	$60	$—	$(1,467)

In the fourth quarter of 2014, the Company discontinued the Carousel specialty tufting and weaving operation that was part of the 2013 Robertex, Inc. acquisition, resulting in the impairment of customer relationships of $786 and trade names of $1,271. These amounts have been included in the loss on disposal of discontinued operations in the Company's Consolidated Statements of Operations.

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

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $1,686 as of December 31, 2016 and $1,591 as of December 26, 2015. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from our estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

NOTE 22 - RELATED PARTY TRANSACTIONS

The Company is a party to a 5-year lease with the seller of Atlas Carpet Mills, Inc. to lease three manufacturing facilities as part of the acquisition in 2014. The lessor is controlled by an associate of the Company. Rent paid to the lessor during 2016, 2015, and 2014 was $793, $458, and $343. The lease was based on current market values for similar facilities.

The Company purchases a portion of its product needs in the form of fiber, yarn and carpet from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of the Company. An affiliate of Mr. Shaw holds approximately 7.4% of the Company's Common Stock, which represents approximately 3.4% of the total vote of all classes of the Company's Common Stock. Engineered Floors is one of several suppliers of such materials to the Company. Total purchases from Engineered Floors for 2016, 2015 and 2014 were approximately $7,300, $8,800 and $11,300, respectively; or approximately 2.4%, 2.8%, and 3.6% of the Company's cost of goods sold in 2016, 2015, and 2014, respectively. Purchases from Engineered Floors are based on market value, negotiated prices. The Company has no contractual commitments with Mr. Shaw associated with its business relationship with Engineered Floors. Transactions with Engineered Floors are reviewed annually by the Company's board of directors.

Table of Contents    64

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

The Company is a party to a 10-year lease with the Rothman Family Partnership to lease a manufacturing facility as part of the Robertex acquisition in 2013. The lessor is controlled by an associate of the Company. Rent paid to the lessor during 2016, 2015, and 2014 was $267, $262, and $257, respectively. The lease was based on current market values for similar facilities. In addition, the Company has a note payable to Robert P. Rothman related to the acquisition of Robertex Inc. (See Note 10).

NOTE 23 - SUBSEQUENT EVENT

On March 10, 2017, the Company granted 40,000 shares of restricted stock to certain key employees of the Company. The grant-date fair value of the awards was $140, or $3.500 per share, and will be recognized as stock compensation expense over a 3 year vesting period from the date the awards were granted. Each award is subject to a continued service condition. The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

Table of Contents    65

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THE DIXIE GROUP, INC.
(dollars in thousands)

Description	Balance at Beginning of Year	Additions - Charged to Costs and Expenses	Additions - Charged to Other Account - Describe		Deductions - Describe		Balance at End of Year

Year ended December 31, 2016:

Reserves deducted from asset accounts:
Allowance for doubtful accounts	$470	$38	$—		$401	(1)	$107

Reserves classified as liabilities:
Provision for claims, allowances and warranties	5,684	10,362	—		10,026	(3)	6,020

Year ended December 26, 2015:

Reserves deducted from asset accounts:
Allowance for doubtful accounts	$450	$146	$—		$126	(1)	$470

Reserves classified as liabilities:
Provision for claims, allowances and warranties	4,647	14,254	—		13,217	(3)	5,684

Year ended December 27, 2014:

Reserves deducted from asset accounts:
Allowance for doubtful accounts	$141	$399	$—		$90	(1)	$450

Reserves classified as liabilities:
Provision for claims, allowances and warranties	3,377	9,249	606	(2)	8,585	(3)	4,647

(1) Uncollectible accounts written off, net of recoveries.
(2) Assumed reserve in business combinations.
(3) Reserve reductions for claims, allowances and warranties settled.

Table of Contents    66

ANNUAL REPORT ON FORM 10-K
ITEM 15(b)
EXHIBITS

YEAR ENDED DECEMBER 31, 2016
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
Incorporated by reference to Current Report on Form 8-K dated March 20, 2006. *

Table of Contents    67

(10.13)	Form of Award of Career Shares under the 2006 Incentive Compensation Plan for Participants holding only shares of the Company's Common Stock.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated June 6, 2006. *
(10.14)	Form of Award of Career Shares under the 2006 Incentive Compensation Plan for Participants holding shares of the Company's Class B Common Stock.**	Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated June 6, 2006. *
(10.15)	Form of Award of Long Term Incentive Plan Shares under the 2006 Incentive Compensation Plan for Participants holding only shares of the Company's Common Stock.**	Incorporated by reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated June 6, 2006. *
(10.16)	Form of Award of Long Term Incentive Plan Shares under the 2006 Incentive Compensation Plan for Participants holding shares of the Company's Class B Common Stock.**	Incorporated by reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated June 6, 2006. *
(10.17)	Award of 125,000 shares of Restricted Stock under the 2006 Stock Awards Plan to Daniel K. Frierson.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated June 7, 2006. *
(10.18)	Summary description of The Dixie Group, Inc. 2007 Annual Compensation Plan.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated February 26, 2007.*
(10.19)	Merger agreement between The Dixie Group, Inc. and Unite Here National Retirement Fund regarding the Company's Masland Bargaining Unit Defined Benefit Pension Plan.**	Incorporated by reference to Exhibit (99.1) to Dixie's Current Report on Form 8-K dated December 28, 2007*
(10.20)	Summary description of The Dixie Group, Inc. 2008 Annual Incentive Plan.**	Incorporated by reference to Exhibit 10.1 to Dixie's Current Report on Form 8-K dated February 15, 2008*
(10.21)	Summary description of The Dixie Group, Inc. 2009 Annual Incentive Plan.**	Incorporated by reference to Exhibit 10.1 to Dixie's Current Report on Form 8-K dated March 26, 2009*
(10.22)	Amended and restated award of 125,000 shares of Restricted Stock under the 2006 Stock Awards Plan to Daniel K. Frierson.**	Incorporated by reference to Exhibit 10.1 to Dixie's Current Report on Form 8-K dated May 21, 2009.*
(10.23)	Summary description of The Dixie Group, Inc. 2010 Incentive Compensation Plan/Range of Incentives.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated March 3, 2010.*
(10.24)	Summary Description of The Dixie Group, Inc. 2011 Incentive Compensation Plan/Range of Incentives.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated February 1, 2011.*
(10.25)	Summary Description of The Dixie Group, Inc. 2012 Incentive Compensation Plan/Range of Incentives.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated March 12, 2012.*
(10.26)	Summary Description of The Dixie Group, Inc. 2012 Incentive Compensation Plan/Range of Incentives.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated August 22, 2012.*
(10.27)	Summary Description of The Dixie Group, Inc. 2013 Incentive Compensation Plan/Range of Incentives.**	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated February 15, 2013.*
(10.28)	Summary Description of The Dixie Group, Inc. 2014 Incentive Compensation Plan/Range of Incentives.**	Incorporated by reference to Exhibit (10.62) to Dixie's Annual Report on Form 10-K for the year ended December 28, 2013 .*
(10.29)	Rule 10b5-1 and 10b-18 Repurchase Agreement by and between The Dixie Group, Inc. and Raymond James & Associates, Inc. dated December 11, 2007*	Incorporated by reference to Exhibit (99.1) to Dixie's Current Report on Form 8-K dated December 11, 2007*
(10.30)	Agreement by and between Raymond James & Associates, Inc. dated November 6, 2008, to repurchase shares of The Dixie Group, Inc.'s Common Stock.	Incorporated by reference to Exhibit (99.1) to Dixie's Current Report on Form 8-K dated November 6, 2008.*
(10.31)	Fixed Rate Swap Agreement between Bank of America, N.A. and The Dixie Group, Inc.	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated April 19, 2010.*
(10.32)	Fixed Rate Swap Agreement between Bank of America, N.A. and The Dixie Group, Inc.	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated July 8, 2010.*
(10.33)	Termination of interest rate swap between Bank of America, N.A. and The Dixie Group, Inc. dated April 19, 2010.	Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated July 8, 2010.*

Table of Contents    68

(10.34)	Master Lease Agreement, Corporate Guaranty and Schedule to the Master Lease Agreement by and between General Electric Capital Corporation and Masland Carpets, LLC dated August 21, 2009.	Incorporated by reference to Exhibit (10.1, 10.2, 10.3) to Dixie's Current Report on Form 8-K dated August 25, 2009.*
(10.35)	Amended and Modified Financing Agreement, by and between The Dixie Group, Inc. and certain of its subsidiaries named therein, and General Electric Credit Corporation, as lender, dated June 26, 2012.	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated June 26, 2012.*
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
Incorporated by reference to Exhibit (4.12) to Dixie's Annual Report on Form 10-K for the year ended December 29, 2012 .*
(10.48)	Obligation to the Development Authority of Murray County; by and among TDG Operations, LLC, Series 2014 Bond, dated October 17, 2014.	Incorporated by reference to Exhibit (10.48) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014 .*
(10.49)	Obligation to the Development Authority of Murray County; by and among TDG Operations, LLC, PILOT Agreement, dated October 1, 2014	Incorporated by reference to Exhibit (10.49) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014 .*

Table of Contents    69

(10.50)	Obligation to the Development Authority of Murray County; by and among TDG Operations, LLC, Bond Purchase Loan Agreement, dated October 1, 2014	Incorporated by reference to Exhibit (10.50) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014 .*
(10.51)	Obligation to the Development Authority of Murray County; by and among TDG Operations, LLC, Option Agreement, dated October 1, 2014	Incorporated by reference to Exhibit (10.51) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014 .*
(10.52)	Obligation to the Development Authority of Murray County; by and among TDG Operations, LLC, Bill of Sale, dated October 1, 2014	Incorporated by reference to Exhibit (10.52) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014 .*
(10.53)	Obligation to the Development Authority of Murray County; by and among TDG Operations, LLC, Assignment of Rents and Leases and Security Agreement dated October 1, 2014	Incorporated by reference to Exhibit (10.53) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014 .*
(10.54)	Project Development Agreement, by and between TDG Operations, LLC, a Georgia Limited Liability Company doing business as Masland Carpets and the City of Atmore, Alabama, dated December 11, 2014.	Incorporated by reference to Exhibit (10.54) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014 .*
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
Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated November 5, 2012.*
(10.63)	Intercreditor Agreement dated as of November 2, 2012, by and among Wells Fargo Capital Finance, LLC and Wells Fargo Bank, N.A. as Agents and The Dixie Group, Inc. and certain of its subsidiaries.	Incorporated by reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated November 5, 2012.*

Table of Contents    70

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
Incorporated by reference to Exhibit (10.77) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014 .*

Table of Contents    71

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
Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 20, 2014. *
(10.81)	Summary of Annual Incentive Compensation Plan Applicable to 2015	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated March 13, 2015. *
(10.82)	Form of LTIP award (B shareholder)	Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 13, 2015. *
(10.83)	Form of LTIP award (common only)	Incorporated by reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated March 13, 2015. *
(10.84)	Form of Career Share award (B shareholder)	Incorporated by reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated March 13, 2015. *
(10.85)	Form of Career Share award (common only)	Incorporated by reference to Exhibit (10.5) to Dixie's Current Report on Form 8-K dated March 13, 2015. *
(10.86)	Form of Retention Grant (Service Condition only)	Incorporated by reference to Exhibit (10.6) to Dixie's Current Report on Form 8-K dated March 13, 2015. *
(10.87)	Form of Retention Grant (Performance Condition and Service Condition)	Incorporated by reference to Exhibit (10.7) to Dixie's Current Report on Form 8-K dated March 13, 2015. *
(10.88)	Form of Award of 100,000 share of Restricted Stock under the 2006 Stock Awards Plan to Daniel K. Frierson	Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated April 30,2015. *
(10.89)	Thornton Edge LLC Lease for Reed Road Facility	Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 10-Q dated November 4, 2015. *
(10.90)	Thornton Edge LLC First Lease Amendment for Reed Road Facility	Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 10-Q dated November 4, 2015. *
(10.91)	Thornton Edge LLC Second Lease Amendment for Reed Road Facility	Incorporated by reference to Exhibit (10.3) to Dixie's Current Report on Form 10-Q dated November 4, 2015. *
(10.92)	Summary of Incentive Plan for 2016	Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated March 11,2016. *
(10.93)	Long Term Incentive Plan Award B Shareholder	Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 11,2016. *
(10.94)	Long Term Incentive Plan Award Common	Incorporated by Reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated March 11,2016. *
(10.95)	Career Shares B Shareholder	Incorporated by Reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated March 11,2016. *
(10.96)	Career Shares Common	Incorporated by Reference to Exhibit (10.5) to Dixie's Current Report on Form 8-K dated March 11,2016. *

Table of Contents    72

(10.97)	Tenth Amendment to Credit Agreement, First Amendment to Security Agreement, and First Amendment to Guaranty	Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated September 26,2016. *
(14)	Code of Ethics, as amended and restated, February 15, 2010.	Incorporated by reference to Exhibit 14 to Dixie's Annual Report on Form 10-K for year ended December 26, 2009.*
(16)	Letter from Ernst & Young LLP regarding change in certifying accountant.	Incorporated by reference to Exhibit 16 to Dixie's Form 8-K dated November 15, 2013.*
(21)	Subsidiaries of the Registrant.	Filed herewith.
(23)	Consent of Dixon Hughes Goodman LLP Independent Registered Public Accounting Firm.	Filed herewith.
(31.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(a).	Filed herewith.
(31.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(a).	Filed herewith.
(32.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(b).	Filed herewith.
(32.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(b).	Filed herewith.
(101.INS)	XBRL Instance Document	Filed herewith.
(101.SCH)	XBRL Taxonomy Extension Schema Document	Filed herewith
(101.CAL)	XBRL Taxaonomy Extension Calculation Linkbase Document	Filed herewith.
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

* Commission File No. 0-2585.
** Indicates a management contract or compensatory plan or arrangement.

Table of Contents    73