Form 10-Q
period 2017-04-01
DIXIE GROUP INC
filed 2017-05-04
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company .  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of April 27, 2017
Common Stock, $3 Par Value	15,253,485 shares
Class B Common Stock, $3 Par Value	872,455 shares
Class C Common Stock, $3 Par Value	0 shares

Table of Contents    1

THE DIXIE GROUP, INC.

Table of Contents    2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(amounts in thousands, except share data)

	April 1, 2017	December 31, 2016
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$143	$140
Receivables, net	51,164	43,605
Inventories, net	103,542	97,237
Prepaid expenses	4,555	4,376
TOTAL CURRENT ASSETS	159,404	145,358

PROPERTY, PLANT AND EQUIPMENT, NET	93,503	92,807
GOODWILL AND OTHER INTANGIBLES	6,079	6,156
OTHER ASSETS	25,366	24,666
TOTAL ASSETS	$284,352	$268,987

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$25,255	$20,683
Accrued expenses	31,644	32,826
Current portion of long-term debt	9,872	10,122
TOTAL CURRENT LIABILITIES	66,771	63,631

LONG-TERM DEBT	110,811	98,256
OTHER LONG-TERM LIABILITIES	19,829	19,978
TOTAL LIABILITIES	197,411	181,865

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 15,256,414 shares for 2017 and 15,248,338 shares for 2016	45,769	45,745
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 869,526 shares for 2017 and 870,714 shares for 2016	2,609	2,612
Additional paid-in capital	156,532	156,381
Accumulated deficit	(116,261)	(115,656)
Accumulated other comprehensive income (loss)	(1,708)	(1,960)
TOTAL STOCKHOLDERS' EQUITY	86,941	87,122
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$284,352	$268,987

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    3

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended
	April 1, 2017	March 26, 2016
NET SALES	$97,541	$89,234
Cost of sales	72,380	69,728
GROSS PROFIT	25,161	19,506

Selling and administrative expenses	24,481	23,666
Other operating expense, net	52	267
Facility consolidation expenses, net	—	1,413
OPERATING INCOME (LOSS)	628	(5,840)

Interest expense	1,362	1,324
Other expense, net	4	8
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(738)	(7,172)
Income tax benefit	(163)	(2,415)
LOSS FROM CONTINUING OPERATIONS	(575)	(4,757)
Loss from discontinued operations, net of tax	(29)	(10)
NET LOSS	$(604)	$(4,767)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.04)	$(0.30)
Discontinued operations	(0.00)	(0.00)
Net loss	$(0.04)	$(0.30)

BASIC SHARES OUTSTANDING	15,673	15,600

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.04)	$(0.30)
Discontinued operations	(0.00)	(0.00)
Net loss	$(0.04)	$(0.30)

DILUTED SHARES OUTSTANDING	15,673	15,600

DIVIDENDS PER SHARE:
Common Stock	$—	$—
Class B Common Stock	—	—

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    4

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	Three Months Ended
	April 1, 2017	March 26, 2016
NET LOSS	$(604)	$(4,767)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on interest rate swaps	57	(1,439)
Income taxes	22	(547)
Unrealized gain (loss) on interest rate swaps, net	35	(892)

Reclassification of loss into earnings from interest rate swaps (1)	359	294
Income taxes	136	112
Reclassification of loss into earnings from interest rate swaps, net	223	182

Reclassification of net actuarial gain into earnings from postretirement benefit plans (2)	(8)	(10)
Income taxes	(3)	(4)
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(5)	(6)

Reclassification of prior service credits into earnings from postretirement benefit plans (2)	(1)	(1)
Income taxes	—	—
Reclassification of prior service credits into earnings from postretirement benefit plans, net	(1)	(1)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	252	(717)

COMPREHENSIVE LOSS	$(352)	$(5,484)

(1)
Amounts for cash flow hedges reclassified from accumulated other comprehensive income (loss) to net loss were included in interest expense in the Company's Consolidated Condensed Statements of Operations.

(2)
Amounts for postretirement plans reclassified from accumulated other comprehensive income (loss) to net loss were included in selling and administrative expenses in the Company's Consolidated Condensed Statements of Operations.

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    5

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Three Months Ended
	April 1, 2017	March 26, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(575)	$(4,757)
Loss from discontinued operations	(29)	(10)
Net loss	(604)	(4,767)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,211	3,497
Benefit for deferred income taxes	(141)	(1,954)
Net loss on property, plant and equipment disposals	—	120
Stock-based compensation expense	288	328
Bad debt expense (credit)	30	(27)
Changes in operating assets and liabilities:
Receivables	(7,589)	5,100
Inventories	(6,305)	6,273
Other current assets	(179)	(2,427)
Accounts payable and accrued expenses	3,696	(3,426)
Other operating assets and liabilities	(463)	(297)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(8,056)	2,420

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(3,720)	(1,143)
NET CASH USED IN INVESTING ACTIVITIES	(3,720)	(1,143)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	14,251	1,851
Payments on notes payable - buildings	(183)	(183)
Payments on notes payable related to acquisitions	(294)	(273)
Borrowings on notes payable - equipment and other	405	—
Payments on notes payable - equipment and other	(1,130)	(1,227)
Payments on capital leases	(848)	(776)
Change in outstanding checks in excess of cash	(306)	(517)
Repurchases of Common Stock	(116)	(119)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	11,779	(1,244)

INCREASE IN CASH AND CASH EQUIVALENTS	3	33
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	140	281
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$143	$314

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,285	$1,192
Income taxes paid (received), net	99	(144)
Equipment purchased under capital leases	—	75
Equipment purchased under notes payable	59	—
Shortfall of tax benefits from stock-based compensation	—	(179)

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    6

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements which do not include all the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2016. Operating results for the three month period ended April 1, 2017 are not necessarily indicative of the results that may be expected for the entire 2017 year.

The Company has one reportable segment, floorcovering.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in Fiscal 2017

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." Topic 330 currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. This ASU does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. This ASU was effective for the Company's fiscal year beginning January 1, 2017. The Company measures substantially all inventories using the LIFO method; therefore, the adoption of this ASU did not have an impact on the Consolidated Condensed Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU was effective for the Company's fiscal year beginning January 1, 2017. The adoption of this ASU did not have a significant impact on the Consolidated Condensed Financial Statements. The Company made an accounting policy election to account for forfeitures when they actually occur.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The definition of a business affects areas of accounting such as acquisitions, disposals and goodwill. Under this ASU, fewer acquired sets are expected to be considered businesses. For public entities, ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted under certain circumstances. The Company has elected to early adopt this ASU beginning with its fiscal year beginning January 1, 2017. The adoption of this ASU did not have any impact on the Company's Consolidated Condensed Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. For public entities, ASU 2017-04 is effective for annual or any interim goodwill impairment tests in annual periods beginning after December 15, 2019, with early adoption permitted. The Company has elected to early adopt this ASU beginning with its fiscal year beginning January 1, 2017. The adoption of this ASU did not have any impact on the Company's Consolidated Condensed Financial Statements.

Accounting Standards Yet to Be Adopted

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". The ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU and all subsequently issued clarifying ASUs will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Management is continuing to evaluate the standard’s impact on the Company’s Consolidated Condensed Financial Statements. The Company has developed a project team relative to the process of adopting this ASU and is currently completing a detailed review of the

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires lessees to recognize on the balance sheet a right-of use asset, representing its right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company is continuing to evaluate the impact of the adoption of this ASU on the Consolidated Condensed Financial Statements. The Company has developed a project team relative to the process of adopting this ASU and is currently completing a detailed review of the Company’s leasing arrangements, which consist primarily of building and equipment leases, to determine the impact.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. For public entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company does not believe the adoption of this ASU will have a significant impact on the Consolidated Condensed Financial Statements due to the nature of the Company's customers and the limited amount of write-offs in past years.

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

In February 2017, the FASB issued ASU 2017-05, "Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." This ASU clarifies the scope and application of ASC 610-20 on the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales. The amendments are effective at the same time as the new revenue standard. For public entities, the amendments are effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. The Company is currently assessing if there will be any impact on the Company's Consolidated Condensed Financial Statements.

In March 2017, the FASB issued ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which will change the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Service cost will be included

Table of Contents    8

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic benefit pension cost will be presented separately outside of operating income. Additionally, only service costs may be capitalized in assets. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not believe the adoption of this ASU will have a significant impact on the Consolidated Condensed Financial Statements.

NOTE 3 - RECEIVABLES, NET

Receivables are summarized as follows:

	April 1, 2017	December 31, 2016
Customers, trade	$46,982	$39,749
Other receivables	4,320	3,963
Gross receivables	51,302	43,712
Less: allowance for doubtful accounts	(138)	(107)
Receivables, net	$51,164	$43,605

Bad debt expense (credit) was $30 and $(27) for the three months ended April 1, 2017 and March 26, 2016, respectively.

NOTE 4 - INVENTORIES, NET

Inventories are summarized as follows:

	April 1, 2017	December 31, 2016
Raw materials	$36,966	$34,261
Work-in-process	19,613	16,739
Finished goods	57,888	57,053
Supplies and other	112	120
LIFO reserve	(11,037)	(10,936)
Inventories, net	$103,542	$97,237

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	April 1, 2017	December 31, 2016
Land and improvements	$7,781	$7,781
Buildings and improvements	62,055	62,055
Machinery and equipment	177,784	177,745
Assets under construction	6,053	2,386
	253,673	249,967
Accumulated depreciation	(160,170)	(157,160)
Property, plant and equipment, net	$93,503	$92,807

Depreciation of property, plant and equipment, including amounts for capital leases, totaled $3,083 in the three months ended April 1, 2017 and $3,349 in the three months ended March 26, 2016.

NOTE 6 - GOODWILL AND OTHER INTANGIBLES

The carrying amount of goodwill is $3,389 as of April 1, 2017 and December 31, 2016. The Company has a net carrying amount of $2,690 and $2,767 as of April 1, 2017 and December 31, 2016, respectively, for certain intangible assets subject to amortization. Amortization expense was $76 for the three months ended April 1, 2017 and March 26, 2016, respectively.

Table of Contents    9

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	April 1, 2017	December 31, 2016
Compensation and benefits	$7,946	$7,492
Provision for customer rebates, claims and allowances	7,705	8,882
Advanced customer deposits	7,572	8,212
Outstanding checks in excess of cash	1,768	2,074
Other	6,653	6,166
Accrued expenses	$31,644	$32,826

NOTE 8 - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products. Product warranty reserves are included in accrued expenses in the Company's Consolidated Condensed Financial Statements. The following is a summary of the Company's product warranty activity:

	Three Months Ended
	April 1, 2017	March 26, 2016
Product warranty reserve at beginning of period	$2,307	$2,159
Warranty liabilities accrued	1,323	1,352
Warranty liabilities settled	(1,468)	(1,760)
Changes for pre-existing warranty liabilities	(218)	417
Product warranty reserve at end of period	$1,944	$2,168

NOTE 9 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	April 1, 2017	December 31, 2016
Revolving credit facility	$84,835	$70,583
Notes payable - buildings	12,967	13,150
Acquisition note payable - Development Authority of Gordon County	844	1,147
Acquisition note payable - Robertex	1,573	1,564
Notes payable - equipment and other	10,967	11,633
Capital lease obligations	10,297	11,145
Deferred financing costs, net	(800)	(844)
Total long-term debt	120,683	108,378
Less: current portion of long-term debt	9,872	10,122
Long-term debt	$110,811	$98,256

Revolving Credit Facility

The revolving credit facility provides for a maximum of $150,000 of revolving credit, subject to borrowing base availability. The borrowing base is currently equal to specified percentages of the Company's eligible accounts receivable, inventories, fixed assets and real property less reserves established, from time to time, by the administrative agent under the facility. The revolving credit facility matures on September 23, 2021. The revolving credit facility is secured by a first priority lien on substantially all of the Company's assets.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

0.50% and 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. As of April 1, 2017, the applicable margin on our revolving credit facility was 1.50%. The Company pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.375% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 4.28% at April 1, 2017 and 4.40% at December 31, 2016.

The revolving credit facility includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations. The revolving credit facility requires the Company to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability was less than $16,500. As of April 1, 2017, the unused borrowing availability under the revolving credit facility was $37,484; however, since the Company's fixed charge coverage ratio was less than 1.1 to 1.0, the unused availability accessible by the Company was $20,984 (the amount above $16,500) at April 1, 2017.

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

Notes Payable - Equipment and Other

The Company's equipment financing notes have terms ranging from 3 to 7 years, bear interest ranging from 1.00% to 7.68% and are due in monthly installments through their maturity dates. The Company's equipment financing notes are secured by the specific equipment financed and do not contain any financial covenants.

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

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Condensed Balance Sheets as of April 1, 2017 and December 31, 2016:

	April 1, 2017	December 31, 2016	Fair Value Hierarchy Level
Liabilities:
Interest rate swaps (1)	$3,280	$3,695	Level 2
Contingent consideration (2)	203	200	Level 3

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

Changes in the fair value measurements using significant unobservable inputs (Level 3) during the three months ending April 1, 2017 and March 26, 2016 were as follows:

	April 1, 2017	March 26, 2016
Beginning balance	$200	$584
Fair value adjustments	3	15
Settlements	—	(52)
Ending balance	$203	$547

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three months ending April 1, 2017 or March 26, 2016. If any, the Company recognizes the transfers in or transfers out at the end of the reporting period.

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	April 1, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$143	$143	$140	$140
Notes receivable, including current portion	282	282	282	282
Financial liabilities:
Long-term debt and capital leases, including current portion	120,683	119,597	108,378	105,270
Interest rate swaps	3,280	3,280	3,695	3,695

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

The following is a summary of the Company's interest rate swaps as of April 1, 2017:

Type	Notional Amount		Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$25,000		September 1, 2016 through September 1, 2021	3.105%	1 Month LIBOR
Interest rate swap	$25,000		September 1, 2015 through September 1, 2021	3.304%	1 Month LIBOR
Interest rate swap	$7,358	(1)	November 7, 2014 through November 7, 2024	4.500%	1 Month LIBOR
Interest rate swap	$5,609	(2)	January 7, 2017 through January 7, 2025	4.300%	1 Month LIBOR

(1) Interest rate swap notional amount amortizes by $35 monthly to maturity.
(2) Interest rate swap notional amount amortizes by $26 monthly to maturity.

The following table summarizes the fair values of derivative instruments included in the Company's Consolidated Condensed Balance Sheets:

	Location on Consolidated Balance Sheets	Fair Value
		April 1, 2017	December 31, 2016
Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued Expenses	$1,178	$1,342
Interest rate swaps, long-term portion	Other Long-Term Liabilities	2,102	2,353
Total Liability Derivatives		$3,280	$3,695

The following tables summarize the pre-tax impact of derivative instruments on the Company's financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	Three Months Ended
	April 1, 2017	March 26, 2016
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$57	$(1,439)

	Amount of Gain or (Loss) Reclassified from AOCIL on the effective portion into Income (1)(2)
	Three Months Ended
	April 1, 2017	March 26, 2016
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(359)	$(294)

(1)	The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's Consolidated Condensed Statements of Operations.

(2)	The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to April 1, 2017 is $1,178.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 12 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers approximately 86% of the Company's current associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $233 and $226 for the three months ended April 1, 2017 and March 26, 2016, respectively.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers approximately 14% of the Company's current associates at one facility who are under a collective-bargaining agreement. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $18 and $15 for the three months ended April 1, 2017 and March 26, 2016, respectively.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations owed to participants under this plan were $15,098 at April 1, 2017 and $14,992 at December 31, 2016 and are included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $16,446 at April 1, 2017 and $15,679 at December 31, 2016 and is included in other assets in the Company's Consolidated Condensed Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. Expenses related to the multi-employer pension plan were $66 and $67 for the three months ended April 1, 2017 and March 26, 2016, respectively.

NOTE 13 - INCOME TAXES

The benefit rate applied to the pretax loss for the three months ending April 1, 2017 was 22.1% compared with a benefit rate of 33.7% for the three months ending March 26, 2016. The three months ended April 1, 2017 included $164 of tax expense related to the adoption of ASU No. 2016-09 which requires a shortfall of tax benefits related to stock compensation to be recognized in income tax expense instead of additional paid in capital. The Company is in a net deferred tax asset position of $7,596 and $7,610 at April 1, 2017 and December 31, 2016, respectively.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $413 and $406 at April 1, 2017 and December 31, 2016, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of April 1, 2017 and December 31, 2016.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended
	April 1, 2017	March 26, 2016
Basic earnings (loss) per share:
Loss from continuing operations	$(575)	$(4,757)
Less: Allocation of earnings to participating securities	—	—
Loss from continuing operations available to common shareholders - basic	$(575)	$(4,757)
Basic weighted-average shares outstanding (1)	15,673	15,600
Basic earnings (loss) per share - continuing operations	$(0.04)	$(0.30)

Diluted earnings (loss) per share:
Loss from continuing operations available to common shareholders - basic	$(575)	$(4,757)
Add: Undistributed earnings reallocated to unvested shareholders	—	—
Loss from continuing operations available to common shareholders - basic	$(575)	$(4,757)
Basic weighted-average shares outstanding (1)	15,673	15,600
Effect of dilutive securities:
Stock options (2)	—	—
Directors' stock performance units (2)	—	—
Diluted weighted-average shares outstanding (1)(2)	15,673	15,600
Diluted earnings (loss) per share - continuing operations	$(0.04)	$(0.30)

(1)	Includes Common and Class B Common shares, excluding unvested participating securities, in thousands.

(2)
Shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded to the extent they are anti-dilutive. Aggregate shares excluded for the three months ended April 1, 2017 and March 26, 2016 were 220 and 195, respectively.

NOTE 15 - STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Condensed Financial Statements. The number of shares to be issued is determined by dividing the specified dollar value of the award by the market value per share on the grant date. The Company's stock compensation expense was $288 for the three months ended April 1, 2017 and $328 for the three months ended March 26, 2016.

On March 10, 2017, the Company granted 40,000 shares of restricted stock to certain key employees of the Company. The grant-date fair value of the awards was $140, or $3.50 per share, and will be recognized as stock compensation expense over a 3 year vesting period from the date the awards were granted. Each award is subject to a continued service condition. The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

Table of Contents    15

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 31, 2016	(2,216)	256	(1,960)
Unrealized loss on interest rate swaps, net of tax of $22	35	—	35
Reclassification of loss into earnings from interest rate swaps, net of tax of $136	223	—	223
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $3	—	(5)	(5)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $0	—	(1)	(1)
Balance at April 1, 2017	$(1,958)	$250	$(1,708)

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

The Company has been sued, together with the 3M Company and approximately 30 other carpet manufacturers, by the Gadsden (Alabama) Water Works in the circuit court of Etowah County Alabama [The Water Works and Sewer Board of the City of Gadsden v. 3M Company, et al, civil action No. 31-CV-2016-900676.00], in a case seeking monetary damages and injunctive relief related to the use of certain chemical compounds in the manufacture and finishing of carpet products “in and around Dalton Georgia.” On motion of the defendants, the case was removed to the U.S. District Court for the Northern District of Alabama (Middle Division) Case No. 4:16-CV-01755-SGC. As alleged in the lawsuit, the chemicals are perflourinated compounds (“PFC”) perflourinated acid (“PFOA”) and perfluorooctane sulfonate (“PFOS”) manufactured by 3M and used in certain finishing and treatment processes by the defendants and, as a consequence of such use, either discharged into or leached into the water systems around Dalton, Georgia. The Complaint seeks damages that exceed $10, but are otherwise unspecified in amount in addition to injunctive relief and punitive damages. The Company intends to defend the matter vigorously and is unable to estimate its potential exposure to loss, if any, at this time.
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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 18 - OTHER OPERATING EXPENSE, NET

Other operating expense, net is summarized as follows:

	Three Months Ended
	April 1, 2017	March 26, 2016
Other operating expense, net:
Loss on property, plant and equipment disposals	$—	$120
Loss on currency exchanges	17	94
Amortization of intangibles	76	76
Retirement expenses	18	39
Miscellaneous (income) expense	(59)	(62)
Other operating expense, net	$52	$267

NOTE 19 - FACILITY CONSOLIDATION EXPENSES, NET

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Costs related to the facility consolidation plans are summarized as follows:

						As of April 1, 2017
	Accrued Balance at December 31, 2016	2017 Expenses To Date		2017 Cash Payments	Accrued Balance at April 1, 2017	Total Costs Incurred To Date	Total Expected Costs
Warehousing, Distribution & Manufacturing Consolidation Plan	$266	$—		$63	$203	$7,444	$7,444
Corporate Office Consolidation Plan	248	—		18	230	803	803
Totals	$514	$—	(1)	$81	$433	$8,247	$8,247

	Accrued Balance at December 26, 2015	2016 Expenses To Date		2016 Cash Payments	Accrued Balance at March 26, 2016
Warehousing, Distribution & Manufacturing Consolidation Plan	—	1,342		652	690
Corporate Office Consolidation Plan	341	71		102	310
Totals	$341	$1,413	(1)	$754	$1,000

(1) Costs incurred under these plans are classified as "facility consolidation expenses, net" in the Company's Consolidated Condensed Statements of Operations.

NOTE 20 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	Three Months Ended
	April 1, 2017	March 26, 2016
Loss from discontinued operations:
Workers' compensation costs from former textile operations	$(27)	$(11)
Environmental remediation costs from former textile operations	(21)	(5)
Loss from discontinued operations, before taxes	$(48)	$(16)
Income tax benefit	(19)	(6)
Loss from discontinued operations, net of tax	$(29)	$(10)

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

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $1,681 as of April 1, 2017 and $1,686 as of December 31, 2016. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from our estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

Table of Contents    18

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 21 - RELATED PARTY TRANSACTIONS

The Company is a party to a 5-year lease with the seller of Atlas Carpet Mills, Inc. to lease three manufacturing facilities as part of the acquisition in 2014. The lessor is controlled by an associate of the Company. Rent paid to the lessor during the three months ended April 1, 2017 was $226. Rent paid to the lessor during the three months ended March 26, 2016 was $114. The lease was based on current market values for similar facilities.

The Company purchases a portion of its product needs in the form of fiber, yarn and carpet from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of the Company. An affiliate of Mr. Shaw holds approximately 7.4% of the Company's Common Stock, which represents approximately 3.4% of the total vote of all classes of the Company's Common Stock. Engineered Floors is one of several suppliers of such materials to the Company. Total purchases from Engineered Floors during the three months ended April 1, 2017 were approximately $1,995; or approximately 2.8%, respectively, of the Company's cost of goods sold. Total purchases from Engineered Floors during the three months ended March 26, 2016 were approximately $1,775, respectively; or approximately 2.5%, respectively, of the Company's cost of goods sold. Purchases from Engineered Floors are based on market value negotiated prices. The Company has no contractual commitments with Mr. Shaw associated with its business relationship with Engineered Floors. Transactions with Engineered Floors are reviewed annually by the Company's board of directors.

The Company is a party to a 10-year lease with the Rothman Family Partnership to lease a manufacturing facility as part of the Robertex acquisition in 2013. The lessor is controlled by an associate of the Company. Rent paid to the lessor during the three months ended April 1, 2017 was $67. Rent paid to the lessor during the three months ended March 26, 2016 was $66. The lease was based on current market values for similar facilities. In addition, the Company has a note payable to Robert P. Rothman related to the acquisition of Robertex Inc. (See Note 9).

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

During the first quarter of 2017, our net sales increased 9.3% compared with the first quarter of 2016. Sales of residential products increased 12.7% during the quarter versus prior year quarter while, we estimate, the industry was up slightly. We continue to anticipate the residential housing market will have steady but moderate growth over the next year. Commercial product sales increased 10.4% during the quarter while, we believe, the industry was down slightly. We continue to anticipate the commercial market to have moderate growth over the next year.

In response to the high rate of growth for hard surface products in the last several years, we decided to initiate a series of product launches in luxury vinyl tile and engineered wood hard surface flooring products. We now offer luxury vinyl tile (“LVT”) products under the Calibre brand which was our first hard surface offering in the commercial markets. These new LVT products are being sold by our existing Masland Contract sales force. Residentially, our Dixie Home and Masland Residential brands are supplying Stainmaster PetProtect® luxury vinyl tile. Finally, we are preparing to launch a high-end engineered wood line through our Fabrica brand later in the year. The growth rate, measured as market sales volume in square feet, has been substantially higher for hard surface products than soft surface products over the past 4 years.

RESULTS OF OPERATIONS

Three Months Ended April 1, 2017 Compared with Three Months Ended March 26, 2016

	Three Months Ended
	April 1, 2017	March 26, 2016
Net sales	100.0%	100.0%
Cost of sales	74.2%	78.1%
Gross profit	25.8%	21.9%
Selling and administrative expenses	25.1%	26.5%
Other operating expense, net	0.1%	0.3%
Facility consolidation expenses, net	—%	1.6%
Operating income (loss)	0.6%	(6.5)%

Net Sales

Net sales for the quarter ended April 1, 2017 was $97.5 million, an increase of 9.3% compared with net sales of $89.2 million for the year-earlier quarter. In the first quarter of 2017, residential carpet sales increased 12.7% and net sales of commercial carpet increased 10.4% compared with the first quarter of 2016. Sales were substantially stronger in the first quarter of 2017 compared with the same period in 2016. During the quarter, we increased selling prices to offset higher raw material and processing costs.

Table of Contents    20

Cost of Sales

Cost of sales as a percentage of net sales was 74.2% in the first quarter of 2017 compared with 78.1% in the first quarter of 2016, or a 3.9 percentage point improvement as a percentage of sales. During the first quarter of 2017, our costs were positively impacted by higher production levels in the plants as we had higher order volume than the prior year period resulting in increased absorption of fixed costs offset by higher healthcare costs.

Gross Profit

Gross profit improved 3.9 percentage points as a percentage of sales in the first quarter of 2017 compared with the year-earlier period. Our gross profit was affected in the first quarter of 2017 by the factors as discussed above in Cost of Sales.

Selling and Administrative Expenses

Selling and administrative expenses were $24.5 million in first quarter 2017 compared with $23.7 million in the year earlier period, a decrease of 1.4 percentage points as a percentage of sales. Selling and administrative expenses decreased as a percentage of sales primarily as a result of the higher sales volumes in the first quarter of 2017.

Other Operating Expense, Net

Other operating expense, net was an expense of $52 thousand in the first quarter of 2017 compared with an expense of $267 thousand in the first quarter of 2016. The decrease in other operating expense, net was primarily the result of lower disposal losses on certain machinery which was taken out of service in the first quarter of 2016 and lower Canadian currency exchange losses in the first quarter of 2017 compared with the first quarter of 2016.

Facility Consolidation Expenses, Net

Facility consolidation expenses decreased $1.4 million in the first quarter of 2017 compared with the year-earlier period as we completed our facility consolidation plans during the second quarter of 2016.

Operating Income (Loss)

We reported operating income of $628 thousand in the first quarter of 2017 compared with an operating loss of $5.8 million in the first quarter of 2016. During the first quarter of 2017, our costs were positively impacted by higher production levels in the plants as we had higher order volume than the prior year period resulting in increased absorption of fixed costs offset by higher healthcare costs.

Interest Expense

Interest expense increased $38 thousand in the first quarter of 2017 compared with the first quarter of 2016 principally a result of higher interest rates in 2017.

Other Expense, Net

Other expense, net was not significant in the first quarter of 2017 or 2016.

Income Tax Benefit

The benefit rate applied to the pretax loss for the first quarter of 2017 was 22.1% compared with a benefit rate of 33.7% in the year-earlier quarter. The first quarter of 2017 included $164 of tax expense related the adoption of ASU No. 2016-09 which required a shortfall of tax benefits related to stock compensation to be recognized in income tax expense instead of additional paid in capital.

Loss from Continuing Operations

We had a loss from continuing operations of $575 thousand, or $0.04 per diluted share in the first quarter of 2017 compared with a loss from continuing operations of $4.8 million, or $0.30 per diluted share in the first quarter of 2016. The losses were a result of the factors discussed above.

Net Loss

Discontinued operations reflected a loss of $29 thousand, or $0.00 per diluted share, in the first quarter of 2017 compared with a loss of $10 thousand, or $0.00 per diluted share, in the same period in 2016. Including discontinued operations, we had net loss of $604 thousand, or $0.04 per diluted share, in the first quarter of 2017 compared with a net loss of $4.8 million, or $0.30 per diluted share, in the first quarter of 2016.

Table of Contents    21

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended April 1, 2017, cash used in operations was $8.1 million. Accounts receivable increased $7.6 million and inventories increased $6.3 million which was offset by an increase in accounts payable and accrued expenses of $3.7 million. The increase in accounts receivable was due to the higher sales volumes during the first quarter of 2017. We increased inventories and accounts payable to build inventories to prepare for the spring and summer selling seasons.

Capital asset acquisitions for the three months ended April 1, 2017 were $3.8 million; $3.7 million of cash used in investing activities and $59 thousand of equipment acquired under a note payable. Depreciation and amortization for the three months ended April 1, 2017 were $3.2 million. We expect capital expenditures to be approximately $9.0 million in 2017 while depreciation and amortization is expected to be approximately $13.3 million. Planned capital expenditures in 2017 are primarily for new equipment.

During the three months ended April 1, 2017, cash provided by financing activities was $11.8 million. We had net borrowings on our revolving credit facility of $14.3 million. These proceeds were offset by payments on other debt obligations of $2.5 million. The cash provided by financing was used to fund the operations during the quarter.

We believe our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements under current operating conditions. As of April 1, 2017, the unused borrowing availability under our revolving credit facility was $37.5 million. Our revolving credit facility requires us to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability is less than $16.5 million. As of the date hereof, our fixed coverage ratio was less than 1.1 to 1.0, accordingly the unused availability accessible by us was $21.0 million (the amount above $16.5 million) at April 1, 2017. Significant additional cash expenditures above our normal liquidity requirements or significant deterioration in economic conditions could affect our business and require supplemental financing or other funding sources. There can be no assurance that such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us.

Contractual Obligations

The following table summarizes our future minimum payments under contractual obligations as of April 1, 2017.

	Payments Due By Period
	(dollars in millions)
	2017	2018	2019	2020	2021	Thereafter	Total
Debt	$5.6	$4.6	$2.8	$1.9	$86.5	$9.8	111.2
Interest - debt (1)	3.7	4.7	4.5	4.4	3.4	1.2	21.9
Capital leases	2.5	3.1	1.9	1.7	1.1	—	10.3
Interest - capital leases	0.4	0.3	0.2	0.1	—	—	1.0
Operating leases	2.3	2.8	1.9	1.4	1.1	4.3	13.8
Purchase commitments	3.6	0.5	—	—	—	—	4.1
Totals	18.1	16.0	11.3	9.5	92.1	15.3	162.3

(1) Interest rates used for variable rate debt were those in effect at April 1, 2017.

Critical Accounting Policies

Our critical accounting policies were outlined in Management's Discussion and Analysis of Results of Operations and Financial Condition in our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no significant changes to those critical accounting policies subsequent to the date of that report.

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

Table of Contents    22

At April 1, 2017, $34,835, or approximately 29% of our total debt, was subject to floating interest rates.  A one-hundred basis point fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $271.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of April 1, 2017, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We have been sued, together with the 3M Company and approximately 30 other carpet manufacturers, by the Gadsden (Alabama) Water Works in the circuit court of Etowah County Alabama [The Water Works and Sewer Board of the City of Gadsden v. 3M Company, et al, civil action No. 31-CV-2016-900676.00], in a case seeking monetary damages and injunctive relief related to the use of certain chemical compounds in the manufacture and finishing of carpet products “in and around Dalton Georgia.” On motion of the defendants, the case was removed to the U.S. District Court for the Northern District of Alabama (Middle Division) Case No. 4:16-CV-01755-SGC. As alleged in the lawsuit, the chemicals are perflourinated compounds (“PFC”) perflourinated acid (“PFOA”) and perfluorooctane sulfonate (“PFOS”) manufactured by 3M and used in certain finishing and treatment processes by the defendants and, as a consequence of such use, either discharged into or leached into the water systems around Dalton, Georgia. The Complaint seeks damages that exceed $10,000, but are otherwise unspecified in amount in addition to injunctive relief and punitive damages. We intend to defend the matter vigorously and are unable to estimate our potential exposure to loss, if any, at this time.

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

Table of Contents    23

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

Table of Contents    24

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

Table of Contents    25

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

Table of Contents    26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

The following table provides information regarding our repurchases of shares of our Common Stock during the three months ended April 1, 2017:

Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
February 4, 2017	—	$—	—
March 4, 2017	—	—	—
April 1, 2017	33,112	3.50	33,112
Three Months Ended April 1, 2017	33,112	$3.50	33,112	$2,228,266

(1) During the three months ended April 1, 2017, 33,112 shares were withheld from employees in lieu of cash payments for withholding taxes due for a total amount of $115,892.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a.)	Exhibits

10.1 Form of Commitment Share award
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

THE DIXIE GROUP, INC.
(Registrant)

Date: May 4, 2017	By: /s/ JON A. FAULKNER
Jon A. Faulkner Vice President and Chief Financial Officer

Table of Contents    28