Form 10-Q
period 2017-07-01
DIXIE GROUP INC
filed 2017-08-03
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of July 27, 2017
Common Stock, $3 Par Value	15,264,441 shares
Class B Common Stock, $3 Par Value	861,499 shares
Class C Common Stock, $3 Par Value	0 shares

Table of Contents    1

THE DIXIE GROUP, INC.

Table of Contents    2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(amounts in thousands, except share data)

	July 1, 2017	December 31, 2016
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$133	$140
Receivables, net	53,612	43,605
Inventories, net	111,991	97,237
Prepaid expenses	4,272	4,376
TOTAL CURRENT ASSETS	170,008	145,358

PROPERTY, PLANT AND EQUIPMENT, NET	93,128	92,807
GOODWILL AND OTHER INTANGIBLES	6,003	6,156
OTHER ASSETS	25,255	24,666
TOTAL ASSETS	$294,394	$268,987

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$30,329	$20,683
Accrued expenses	31,894	32,826
Current portion of long-term debt	8,905	10,122
TOTAL CURRENT LIABILITIES	71,128	63,631

LONG-TERM DEBT	114,828	98,256
OTHER LONG-TERM LIABILITIES	20,221	19,978
TOTAL LIABILITIES	206,177	181,865

COMMITMENTS AND CONTINGENCIES (See Note 17)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 15,264,441 shares for 2017 and 15,248,338 shares for 2016	45,793	45,745
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 861,499 shares for 2017 and 870,714 shares for 2016	2,584	2,612
Additional paid-in capital	156,734	156,381
Accumulated deficit	(115,158)	(115,656)
Accumulated other comprehensive income (loss)	(1,736)	(1,960)
TOTAL STOCKHOLDERS' EQUITY	88,217	87,122
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$294,394	$268,987

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    3

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
NET SALES	$107,187	$105,316	$204,728	$194,550
Cost of sales	78,761	77,074	151,141	146,802
GROSS PROFIT	28,426	28,242	53,587	47,748

Selling and administrative expenses	25,261	24,320	49,742	47,986
Other operating (income) expense, net	(14)	118	39	385
Facility consolidation expenses, net	—	401	—	1,814
OPERATING INCOME (LOSS)	3,179	3,403	3,806	(2,437)

Interest expense	1,357	1,333	2,719	2,657
Other expense, net	26	4	29	12
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	1,796	2,066	1,058	(5,106)
Income tax provision (benefit)	570	451	408	(1,964)
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,226	1,615	650	(3,142)
Income (loss) from discontinued operations, net of tax	(123)	62	(152)	52
NET INCOME (LOSS)	$1,103	$1,677	$498	$(3,090)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.08	$0.10	$0.04	$(0.20)
Discontinued operations	(0.01)	0.00	(0.01)	0.00
Net income (loss)	$0.07	$0.10	$0.03	$(0.20)

BASIC SHARES OUTSTANDING	15,707	15,645	15,690	15,623

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.08	$0.10	$0.04	$(0.20)
Discontinued operations	(0.01)	0.00	(0.01)	0.00
Net income (loss)	$0.07	$0.10	$0.03	$(0.20)

DILUTED SHARES OUTSTANDING	15,826	15,783	15,805	15,623

DIVIDENDS PER SHARE:
Common Stock	$—	$—	$—	$—
Class B Common Stock	—	—	—	—

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    4

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
NET INCOME (LOSS)	$1,103	$1,677	$498	$(3,090)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized loss on interest rate swaps	(359)	(1,234)	(303)	(2,673)
Income taxes	(136)	(469)	(115)	(1,016)
Unrealized loss on interest rate swaps, net	(223)	(765)	(188)	(1,657)

Reclassification of loss into earnings from interest rate swaps (1)	324	289	683	583
Income taxes	123	110	260	222
Reclassification of loss into earnings from interest rate swaps, net	201	179	423	361

Reclassification of net actuarial gain into earnings from postretirement benefit plans (2)	(8)	(10)	(16)	(20)
Income taxes	(3)	(4)	(6)	(8)
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(5)	(6)	(10)	(12)

Reclassification of prior service credits into earnings from postretirement benefit plans (2)	(1)	(1)	(2)	(2)
Income taxes	—	—	(1)	(1)
Reclassification of prior service credits into earnings from postretirement benefit plans, net	(1)	(1)	(1)	(1)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(28)	(593)	224	(1,309)

COMPREHENSIVE INCOME (LOSS)	$1,075	$1,084	$722	$(4,399)

(1)
Amounts for cash flow hedges reclassified from accumulated other comprehensive income (loss) to net income (loss) were included in interest expense in the Company's Consolidated Condensed Statements of Operations.

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

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Six Months Ended
	July 1, 2017	June 25, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$650	$(3,142)
Income (loss) from discontinued operations	(152)	52
Net income (loss)	498	(3,090)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	6,406	6,823
Provision (benefit) for deferred income taxes	390	(1,683)
Net loss on property, plant and equipment disposals	41	259
Stock-based compensation expense	488	751
Bad debt expense (credit)	17	(95)
Changes in operating assets and liabilities:
Receivables	(10,024)	4,780
Inventories	(14,754)	8,980
Other current assets	104	(2,833)
Accounts payable and accrued expenses	8,624	(1,426)
Other operating assets and liabilities	(524)	(815)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(8,734)	11,651

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	—	1
Purchase of property, plant and equipment	(6,224)	(2,070)
NET CASH USED IN INVESTING ACTIVITIES	(6,224)	(2,069)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit facility	18,944	(4,406)
Payments on notes payable - buildings	(365)	(365)
Payments on notes payable related to acquisitions	(1,393)	(549)
Borrowings on notes payable - equipment and other	1,932	645
Payments on notes payable - equipment and other	(2,210)	(2,402)
Payments on capital leases	(1,931)	(1,502)
Change in outstanding checks in excess of cash	90	(1,070)
Repurchases of Common Stock	(116)	(119)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	14,951	(9,768)

DECREASE IN CASH AND CASH EQUIVALENTS	(7)	(186)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	140	281
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$133	$95

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,660	$2,413
Income taxes paid (received), net	105	(123)
Equipment purchased under capital leases	229	169
Equipment purchased under notes payable	59	—
Shortfall of tax benefits from stock-based compensation	—	(179)

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    6

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements which do not include all the information and notes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2016. Operating results for the three and six month periods ended July 1, 2017 are not necessarily indicative of the results that may be expected for the entire 2017 year.

The Company has one reportable segment, floorcovering.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". The ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU and all subsequently issued clarifying ASUs will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Management is continuing to evaluate the standard’s impact on its financial statements. The Company has developed a project team relative to the process of adopting this ASU and is currently completing a detailed review of the Company’s revenue arrangements to determine any necessary adjustments to existing accounting policies. For the majority of these arrangements, no significant impacts are expected as these transactions generally consist of a single performance obligation to transfer promised goods or services. The Company currently anticipates utilizing the retrospective method upon adoption.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments─Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which addresses the recognition, measurement, presentation and disclosure of financial assets and liabilities. The ASU primarily affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not believe the adoption of this ASU will have a significant impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires lessees to recognize on the balance sheet a right-of use asset, representing the right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company is continuing to evaluate the impact of the adoption of this ASU on its financial statements. The Company has developed a project team relative to the process of adopting this ASU and is currently completing a detailed review of the Company’s leasing arrangements, which consist primarily of building and equipment leases, to determine the impact.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. For public entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company does not believe the adoption of this ASU will have a significant impact on its financial statements due to the nature of the Company's customers and the limited amount of write-offs in past years.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

be separated, classification will depend on the predominant source or use. For public entities, ASU 2016-15 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company does not believe the adoption of this ASU will have a significant impact on its financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. Under the ASU, changes in restricted cash and restricted cash equivalents would be included along with those of cash and cash equivalents in the statement of cash flows. In addition, a reconciliation between the balance sheet and the statement of cash flows would be disclosed when the balance sheet includes more than one line item for cash and cash equivalents and restricted cash and cash equivalents. For public entities, ASU 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted. Entities are required to apply the standard’s provisions on a retrospective basis. The Company does not believe the adoption of this ASU will have a significant impact on its financial statements.

In February 2017, the FASB issued ASU 2017-05, "Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." This ASU clarifies the scope and application of ASC 610-20 on the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales. The amendments are effective at the same time as the new revenue standard. For public entities, the amendments are effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. The Company is currently assessing if there will be any impact on its financial statements.

In March 2017, the FASB issued ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which will change the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Service cost will be included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic benefit pension cost will be presented separately outside of operating income. Additionally, only service costs may be capitalized in assets. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not believe the adoption of this ASU will have a significant impact on its financial statements.

In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting." This ASU provides amendments to the current guidance on determining which changes to the terms and conditions of share-based payment awards require the application of modification accounting. The effects of a modification should be accounted for unless there are no changes between the fair value, vesting conditions, and classification of the modified award and the original award immediately before the original award is modified. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company does not believe the adoption of this ASU will have a significant impact on its financial statements.

NOTE 3 - RECEIVABLES, NET

Receivables are summarized as follows:

	July 1, 2017	December 31, 2016
Customers, trade	$50,658	$39,749
Other receivables	3,044	3,963
Gross receivables	53,702	43,712
Less: allowance for doubtful accounts	(90)	(107)
Receivables, net	$53,612	$43,605

Bad debt expense (credit) was $(13) and $17 for the three and six months ended July 1, 2017, respectively, and $(68) and $(95) for the three and six months ended June 25, 2016, respectively.

Table of Contents    8

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 4 - INVENTORIES, NET

Inventories are summarized as follows:

	July 1, 2017	December 31, 2016
Raw materials	$39,107	$34,261
Work-in-process	21,580	16,739
Finished goods	62,954	57,053
Supplies and other	135	120
LIFO reserve	(11,785)	(10,936)
Inventories, net	$111,991	$97,237

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	July 1, 2017	December 31, 2016
Land and improvements	$7,789	$7,781
Buildings and improvements	61,913	62,055
Machinery and equipment	177,681	177,745
Assets under construction	8,282	2,386
	255,665	249,967
Accumulated depreciation	(162,537)	(157,160)
Property, plant and equipment, net	$93,128	$92,807

Depreciation of property, plant and equipment, including amounts for capital leases, totaled $3,068 and $6,150, respectively, in the three and six months ended July 1, 2017 and $3,177 and $6,526, respectively, in the three and six months ended June 25, 2016.

NOTE 6 - GOODWILL AND OTHER INTANGIBLES

The carrying amount of goodwill is $3,389 as of July 1, 2017 and December 31, 2016. The Company has a net carrying amount of $2,614 and $2,767 as of July 1, 2017 and December 31, 2016, respectively, for certain intangible assets subject to amortization. Amortization expense was $76 for the three months ended July 1, 2017 and June 25, 2016, respectively. Amortization expense was $153 for the six months ended July 1, 2017 and June 25, 2016, respectively.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	July 1, 2017	December 31, 2016
Compensation and benefits	$8,425	$7,492
Provision for customer rebates, claims and allowances	8,598	8,882
Advanced customer deposits	6,229	8,212
Outstanding checks in excess of cash	2,164	2,074
Other	6,478	6,166
Accrued expenses	$31,894	$32,826

Table of Contents    9

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 8 - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products. Product warranty reserves are included in accrued expenses in the Company's Consolidated Condensed Financial Statements. The following is a summary of the Company's product warranty activity:

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Product warranty reserve at beginning of period	$1,944	$2,168	$2,307	$2,159
Warranty liabilities accrued	1,590	1,685	2,913	3,037
Warranty liabilities settled	(1,503)	(1,785)	(2,971)	(3,545)
Changes for pre-existing warranty liabilities	114	146	(104)	563
Product warranty reserve at end of period	$2,145	$2,214	$2,145	$2,214

NOTE 9 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	July 1, 2017	December 31, 2016
Revolving credit facility	$89,528	$70,583
Notes payable - buildings	12,784	13,150
Acquisition note payable - Development Authority of Gordon County	536	1,147
Acquisition note payable - Robertex	782	1,564
Notes payable - equipment and other	9,264	11,633
Capital lease obligations	11,594	11,145
Deferred financing costs, net	(755)	(844)
Total long-term debt	123,733	108,378
Less: current portion of long-term debt	8,905	10,122
Long-term debt	$114,828	$98,256

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

At the Company's election, advances of the revolving credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2 or 3 month periods, as selected by the Company, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate plus 1.00%, plus an applicable margin ranging between 0.50% and 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. As of July 1, 2017, the applicable margin on our revolving credit facility was 1.50%. The Company pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.375% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 4.02% at July 1, 2017 and 4.40% at December 31, 2016.

The revolving credit facility includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations. The revolving credit facility requires the Company to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability was less than $16,500. As of July 1, 2017, the unused borrowing availability under the revolving credit facility was $38,482; however, since the Company's fixed charge coverage ratio was less than 1.1 to 1.0, the unused availability accessible by the Company was $21,982 (the amount above $16,500) at July 1, 2017.

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

On January 23, 2015, the Company entered into a ten-year $6,290 note payable to finance an owned facility in Saraland, Alabama. The note payable is scheduled to mature on January 7, 2025 and is secured by the facility. The note payable bears interest at a variable rate equal to one month LIBOR plus 2.0% and is payable in equal monthly installments of principal of $26, plus interest calculated on the declining balance of the note, with a final payment of $3,145 due on maturity. In addition, the Company entered into an interest rate swap with an amortizing notional amount effective January 7, 2017 which effectively fixes the interest rate at 4.30%.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Condensed Balance Sheets as of July 1, 2017 and December 31, 2016:

	July 1, 2017	December 31, 2016	Fair Value Hierarchy Level
Liabilities:
Interest rate swaps (1)	$3,298	$3,695	Level 2
Contingent consideration (2)	56	200	Level 3

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

Changes in the fair value measurements using significant unobservable inputs (Level 3) during the six months ending July 1, 2017 and June 25, 2016 were as follows:

	July 1, 2017	June 25, 2016
Beginning balance	$200	$584
Fair value adjustments	(144)	(177)
Settlements	—	(97)
Ending balance	$56	$310

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three and six months ending July 1, 2017 or June 25, 2016. If any, the Company recognizes the transfers in or transfers out at the end of the reporting period.

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	July 1, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$133	$133	$140	$140
Notes receivable	282	282	282	282
Financial liabilities:
Long-term debt and capital leases, including current portion	123,733	122,931	108,378	105,270
Interest rate swaps	3,298	3,298	3,695	3,695

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following is a summary of the Company's interest rate swaps as of July 1, 2017:

Type	Notional Amount		Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$25,000		September 1, 2016 through September 1, 2021	3.105%	1 Month LIBOR
Interest rate swap	$25,000		September 1, 2015 through September 1, 2021	3.304%	1 Month LIBOR
Interest rate swap	$7,254	(1)	November 7, 2014 through November 7, 2024	4.500%	1 Month LIBOR
Interest rate swap	$5,530	(2)	January 7, 2017 through January 7, 2025	4.300%	1 Month LIBOR

(1) Interest rate swap notional amount amortizes by $35 monthly to maturity.
(2) Interest rate swap notional amount amortizes by $26 monthly to maturity.

The following table summarizes the fair values of derivative instruments included in the Company's financial statements:

	Location on Consolidated Balance Sheets	Fair Value
		July 1, 2017	December 31, 2016
Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued Expenses	$1,083	$1,342
Interest rate swaps, long-term portion	Other Long-Term Liabilities	2,215	2,353
Total Liability Derivatives		$3,298	$3,695

The following tables summarize the pre-tax impact of derivative instruments on the Company's financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(359)	$(1,234)	$(303)	$(2,673)

	Amount of Gain or (Loss) Reclassified from AOCIL on the effective portion into Income (1)(2)
	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(324)	$(289)	$(683)	$(583)

(1)	The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's financial statements.

(2)	The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to July 1, 2017 is $1,084.

The amount of gain (loss) recognized in income on the ineffective portion of interest rate swaps, if any, is included in other expense, net on the Company's Consolidated Condensed Statements of Operations. There was no ineffective portion for the periods presented.

NOTE 12 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers approximately 85% of the Company's current associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $245 and $239 for the three months ended July 1, 2017 and June 25, 2016, respectively, and $478 and $465 for the six months ended July 1, 2017 and June 25, 2016, respectively.

Table of Contents    13

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Additionally, the Company sponsors a 401(k) defined contribution plan that covers approximately 15% of the Company's current associates at one facility who are under a collective-bargaining agreement. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $42 and $20 for the three months ended July 1, 2017 and June 25, 2016, respectively, and $60 and $35 for the six months ended July 1, 2017 and June 25, 2016, respectively.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations owed to participants under this plan were $15,538 at July 1, 2017 and $14,992 at December 31, 2016 and are included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $16,911 at July 1, 2017 and $15,679 at December 31, 2016 and is included in other assets in the Company's Consolidated Condensed Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. Expenses related to the multi-employer pension plan were $85 and $67 for the three months ended July 1, 2017 and June 25, 2016, respectively, and $151 and $134 for the six months ended July 1, 2017 and June 25, 2016, respectively.

NOTE 13 - INCOME TAXES

The effective income tax rate for the six months ending July 1, 2017 was 38.6% compared with a benefit rate of 38.5% for the six months ending June 25, 2016. The six months ended July 1, 2017 included $164 of tax expense related to the adoption of ASU No. 2016-09 which requires a shortfall of tax benefits related to stock compensation to be recognized in income tax expense instead of additional paid in capital. The Company is in a net deferred tax asset position of $7,083 and $7,610 at July 1, 2017 and December 31, 2016, respectively.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $420 and $406 at July 1, 2017 and December 31, 2016, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of July 1, 2017 and December 31, 2016.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Basic earnings (loss) per share:
Income (loss) from continuing operations	$1,226	$1,615	$650	$(3,142)
Less: Allocation of earnings to participating securities	(31)	(49)	(31)	—
Income (loss) from continuing operations available to common shareholders - basic	$1,195	$1,566	$619	$(3,142)
Basic weighted-average shares outstanding (1)	15,707	15,645	15,690	15,623
Basic earnings (loss) per share - continuing operations	$0.08	$0.10	$0.04	$(0.20)

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to common shareholders - basic	$1,195	$1,566	$619	$(3,142)
Add: Undistributed earnings reallocated to unvested shareholders	—	1	—	—
Income (loss) from continuing operations available to common shareholders - basic	$1,195	$1,567	$619	$(3,142)
Basic weighted-average shares outstanding (1)	15,707	15,645	15,690	15,623
Effect of dilutive securities:
Stock options (2)	—	—	—	—
Directors' stock performance units (2)	119	138	115	—
Diluted weighted-average shares outstanding (1)(2)	15,826	15,783	15,805	15,623
Diluted earnings (loss) per share - continuing operations	$0.08	$0.10	$0.04	$(0.20)

(1)	Includes Common and Class B Common shares, excluding unvested participating securities, in thousands.

(2)
Shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded to the extent they are anti-dilutive. Aggregate shares excluded for the three and six months ended July 1, 2017 were 307 and for the three and six months ended June 25, 2016 were 104 and 207, respectively.

NOTE 15 - STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Condensed Financial Statements. The number of shares to be issued is determined by dividing the specified dollar value of the award by the market value per share on the grant date. The Company's stock compensation expense was $201 and $488 for the three and six months ended July 1, 2017, respectively, and $424 and $751 for the three and six months ended June 25, 2016, respectively.

On March 10, 2017, the Company granted 40,000 shares of restricted stock to certain key employees of the Company. The grant-date fair value of the awards was $140, or $3.50 per share, and will be recognized as stock compensation expense over a three-year vesting period from the date the awards were granted. Each award is subject to a continued service condition. The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

On May 30, 2017, the Company granted 203,000 options with a market condition to certain key employees of the Company at an exercise price of $4.17. The grant-date fair value of these options was $316. These options vest over a two-year period and require the Company's stock to trade at or above $7.00 for five consecutive trading days after the two-year period and within five years of issuance to meet the market condition. The fair value of each option was estimated on the date of grant using a lattice model. Expected volatility was based on historical volatility of the Company's stock, using the most recent period equal to the expected life of the options. The risk-free interest rate was based on the U.S. Treasury yield for a term equal to the expected life of the option at the time of grant.

Table of Contents    15

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 31, 2016	(2,216)	256	(1,960)
Unrealized loss on interest rate swaps, net of tax of $115	(188)	—	(188)
Reclassification of loss into earnings from interest rate swaps, net of tax of $260	423	—	423
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $6	—	(10)	(10)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $1	—	(1)	(1)
Balance at July 1, 2017	$(1,981)	$245	$(1,736)

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Commitments

On July 12, 2017, the Company entered into a five-year lease agreement to lease a yarn manufacturing facility in Porterville, California. The lease begins on August 1, 2017. Base rent is initially set at $50 per month over the lease term. Total base rent payable over the lease period is $3,000. The Company has an option to extend the term of the lease for an additional five-year period.

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

The Company has been sued, together with the 3M Company and approximately 30 other carpet manufacturers, by the Gadsden (Alabama) Water Works in the circuit court of Etowah County Alabama [The Water Works and Sewer Board of the City of Gadsden v. 3M Company, et al, civil action No. 31-CV-2016-900676.00] and by the Town of Centre (Alabama) Water Works in the circuit court of Cherokee County Alabama [The Water Works and Sewer Board of the Town of Centre v. 3M Company, et al, civil action No. 13-CV-2017-900049.00]. Both cases seek monetary damages and injunctive relief related to the use of certain chemical compounds in the manufacture and finishing of carpet products “in and around Dalton Georgia.” On motion of the defendants, the cases were removed to the U.S. District Court for the Northern District of Alabama (Middle Division) Case No. 4:16-CV-01755-SGC and Case No. 4:17-CV-01026-KOB. The lawsuits allege that perflourinated compounds (“PFC”), perflourinated acid (“PFOA”) and perfluorooctane sulfonate (“PFOS”) manufactured by 3M were used in certain finishing and treatment processes by the defendants and, as a consequence of such use, were subsequently either discharged into or leached into the water systems around Dalton, Georgia. The Complaints seeks damages that exceed $10, but are otherwise unspecified in amount in addition to injunctive relief and punitive damages. The Company intends to defend the matters vigorously and is unable to estimate the potential exposure to loss, if any, at this time.
The Company is one of multiple parties to three lawsuits, all filed in Madison County Illinois, styled Sandra D. Watts, Individually and as Special Administrator of the Estate of Dianne Averett, Deceased vs. 4520 Corp., Inc. f/k/a Benjamin F. Shaw Company, et al No. 12-L-2032, styled Brenda Bridgeman, Individually and as Special Administrator of the Estate of Robert Bridgeman, Deceased, vs. American Honda Motor Co., Inc., f/k/a Metropolitan Life Insurance Co., et al No. 15-L-374 and styled Charles Anderson, Pltf., vs. 3M Company, et al, No. 17-L-525. Each lawsuit entails a claim for damages to be determined in excess of $50 filed on behalf

Table of Contents    16

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

of either a former employee or the estate of an individual which alleges that the deceased contracted mesothelioma as a result of exposure to asbestos while employed by the Company. Discovery in each matter is ongoing, and tentative trial dates have been set for two of the cases. The Company has denied liability, is defending the matters vigorously and is unable to estimate the potential exposure to loss, if any, at this time.
NOTE 18 - OTHER OPERATING (INCOME) EXPENSE, NET

Other operating (income) expense, net is summarized as follows:

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Other operating (income) expense, net:
Loss on property, plant and equipment disposals	$41	$139	$41	$259
(Gain) loss on currency exchanges	(15)	(97)	2	(3)
Amortization of intangibles	76	76	153	153
Retirement expenses	54	36	72	75
Miscellaneous (income) expense	(170)	(36)	(229)	(99)
Other operating (income) expense, net	$(14)	$118	$39	$385

NOTE 19 - FACILITY CONSOLIDATION EXPENSES, NET

2014 Warehousing, Distribution & Manufacturing Consolidation Plan

The Company developed a plan to align its warehousing, distribution and manufacturing to support its growth and manufacturing strategy resulting in improved distribution capabilities and customer service. The key element and first major step of this plan was the acquisition of a facility to serve as a finished goods warehouse and a cut-order and distribution center in Adairsville, Georgia. Costs related to the consolidation included moving and relocation expenses, information technology expenses and expenses relating to conversion and realignment of equipment. In addition, this plan included the elimination of both carpet dyeing and yarn dyeing in the Company's Atmore, Alabama facility designed to more fully accommodate the distribution and manufacturing realignment. As a result, the dyeing operations in Atmore were moved to the Company's continuous dyeing facility, skein dyeing operation and other outside dyeing processors.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Costs related to the facility consolidation plans are summarized as follows:

						As of July 1, 2017
	Accrued Balance at December 31, 2016	2017 Expenses To Date		2017 Cash Payments	Accrued Balance at July 1, 2017	Total Costs Incurred To Date	Total Expected Costs
Warehousing, Distribution & Manufacturing Consolidation Plan	$266	$—		$204	$62	$7,444	$7,444
Corporate Office Consolidation Plan	248	—		38	210	803	803
Totals	$514	$—	(1)	$242	$272	$8,247	$8,247

	Accrued Balance at December 26, 2015	2016 Expenses To Date		2016 Cash Payments	Accrued Balance at June 25, 2016
Warehousing, Distribution & Manufacturing Consolidation Plan	—	1,738		1,048	690
Corporate Office Consolidation Plan	341	76		127	290
Totals	$341	$1,814	(1)	$1,175	$980

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

NOTE 20 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Income (loss) from discontinued operations:
Workers' compensation costs from former textile operations	$(82)	$27	(109)	16
Environmental remediation costs from former textile operations	(103)	(31)	(124)	(36)
Income on disposal of discontinued operations	—	100	—	100
Income (loss) from discontinued operations, before taxes	$(185)	$96	(233)	80
Income tax provision (benefit)	(62)	34	(81)	28
Income (loss) from discontinued operations, net of tax	$(123)	$62	$(152)	$52

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

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $1,705 as of July 1, 2017 and $1,686 as of December 31, 2016. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation

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

NOTE 21 - RELATED PARTY TRANSACTIONS

The Company is a party to a five-year lease with the seller of Atlas Carpet Mills, Inc. to lease three manufacturing facilities as part of the acquisition in 2014. The lessor is controlled by an associate of the Company. Rent paid to the lessor during the three and six months ended July 1, 2017 was $251 and $477, respectively. Rent paid to the lessor during the three and six months ended June 25, 2016 was $226 and $341, respectively. The lease was based on current market values for similar facilities.

The Company purchases a portion of its product needs in the form of fiber, yarn and carpet from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of the Company. An affiliate of Mr. Shaw holds approximately 7.4% of the Company's Common Stock, which represents approximately 3.5% of the total vote of all classes of the Company's Common Stock. Engineered Floors is one of several suppliers of such materials to the Company. Total purchases from Engineered Floors during the three and six months ended July 1, 2017 were approximately $1,663 and $3,658, respectively; or approximately 2.1% and 2.4%, respectively, of the Company's cost of goods sold. Total purchases from Engineered Floors during the three and six months ended June 25, 2016 were approximately $1,859 and $3,634, respectively; or approximately 2.4% and 2.5%, respectively, of the Company's cost of goods sold. Purchases from Engineered Floors are based on market value negotiated prices. The Company has no contractual commitments with Mr. Shaw associated with its business relationship with Engineered Floors. Transactions with Engineered Floors are reviewed annually by the Company's board of directors.

The Company is a party to a ten-year lease with the Rothman Family Partnership to lease a manufacturing facility as part of the Robertex acquisition in 2013. The lessor is controlled by an associate of the Company. Rent paid to the lessor during the three and six months ended July 1, 2017 was $67 and $135, respectively. Rent paid to the lessor during the three and six months ended June 25, 2016 was $66 and $132, respectively. The lease was based on current market values for similar facilities. In addition, the Company has a note payable to Robert P. Rothman related to the acquisition of Robertex Inc. (See Note 9).

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

During the second quarter of 2017, our net sales increased 1.8% compared with the second quarter of 2016. Sales of residential products increased 5.4% during the quarter versus prior year quarter while, we estimate, the industry was up in the low single digits. Commercial product sales increased 0.2% during the quarter while, we believe, the industry was down in the low single digits. During the first six months of 2017, our net sales increased 5.2% compared with the first six months of 2016. Sales of residential products increased 8.7% during the first six months versus prior year period while, we estimate, the industry was up in the low single digits. We continue to anticipate the residential housing market will have steady but moderate growth over the next year. Commercial product sales increased 5.0% during the first six months while, we believe, the industry was down in the low single digits. We continue to anticipate the commercial market to have moderate growth over the next year.

In response to the high rate of growth for hard surface products in the last several years, we decided to initiate a series of product launches in luxury vinyl flooring and engineered wood hard surface flooring products. We now offer luxury vinyl flooring (“LVF”) products under the Calibre brand which was our first hard surface offering in the commercial markets. These new LVF products are being sold by our existing Masland Contract sales force. Our residential brands, Dixie Home and Masland Residential, are supplying Stainmaster PetProtect® luxury vinyl flooring. Finally, we are preparing to launch a high-end engineered wood line through our Fabrica brand later in the year. The growth rate, measured as market sales volume in square feet, has been substantially higher for hard surface products than soft surface products over the past four years.

RESULTS OF OPERATIONS

Three and Six Months Ended July 1, 2017 Compared with Three and Six Months Ended June 25, 2016

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.5%	73.2%	73.8%	75.5%
Gross profit	26.5%	26.8%	26.2%	24.5%
Selling and administrative expenses	23.6%	23.1%	24.3%	24.7%
Other operating (income) expense, net	(0.1)%	0.1%	—%	0.2%
Facility consolidation expenses, net	—%	0.4%	—%	0.9%
Operating income (loss)	3.0%	3.2%	1.9%	(1.3)%

Table of Contents    20

Net Sales

Net sales for the quarter ended July 1, 2017 were $107.2 million, an increase of 1.8% compared with net sales of $105.3 million for the year-earlier quarter. In the second quarter of 2017, net sales of residential products increased 5.4% and net sales of commercial products increased 0.2% compared with the second quarter of 2016.

Net sales for the six months ended July 1, 2017 were $204.7 million, an increase of 5.2% compared with net sales of $194.6 million for the six months ended June 25, 2016. In the first six months of 2017, net sales of residential products increased 8.7% and net sales of commercial products increased 5.0% compared with the first six months of 2016. Sales were substantially stronger in the first six months of 2017 compared with the same period in 2016 due to higher sales of residential products. During the first six months of 2017, we implemented two sales price increases to offset higher raw material and processing costs.

Cost of Sales

Cost of sales as a percentage of net sales was 73.5% in the second quarter of 2017 compared with 73.2% in the second quarter of 2016, or a 0.3 percentage point increase as a percentage of sales. During the second quarter of 2017, our costs were negatively impacted by higher raw material and healthcare costs. During the quarter, we completed the startup of our Colormaster skein and beck dye operations and our Atmore yarn processing and precoat operations which had negatively impacted operations.

Cost of sales as a percentage of net sales was 73.8% in the first six months of 2017 compared with 75.5% in the first six months of 2016, or a 1.7 percentage point improvement as a percentage of sales. During the first six months of 2017, our costs were positively impacted by higher production levels in the plants as we had higher order volume than the prior year period resulting in increased absorption of fixed costs partially offset by higher raw material and healthcare costs. In addition, we incurred startup expenses for our expanded skein and beck dyeing operations in our Colormaster facility and yarn processing and precoat operations in our Atmore facility.

Gross Profit

Gross profit declined 0.3 percentage points as a percentage of sales in the second quarter of 2017 compared with the year-earlier period. Our gross profit was affected in the second quarter of 2017 by the factors as discussed above in Cost of Sales.

Gross profit improved 1.7 percentage points as a percentage of sales in the first six months of 2017 compared with the year-earlier period. Our gross profit was affected in the first six months of 2017 by the factors as discussed above in Cost of Sales.

Selling and Administrative Expenses

Selling and administrative expenses were $25.3 million in second quarter 2017 compared with $24.3 million in the year earlier period, an increase of 0.5 percentage points as a percentage of sales. Selling and administrative expenses increased as a percentage of sales primarily as a result of higher sales and marketing expenses related to the introduction of residential luxury vinyl flooring.

Selling and administrative expenses were $49.7 million in first six months of 2017 compared with $48.0 million in the year earlier period, a decrease of 0.4 percentage points as a percentage of sales. Selling and administrative expenses decreased as a percentage of sales primarily as a result of the higher sales volumes in the first six months of 2017 offset by higher sales and marketing expenses related to the introduction of residential luxury vinyl flooring.

Other Operating (Income) Expense, Net

Other operating (income) expense, net was an income of $14 thousand in the second quarter of 2017 compared with an expense of $118 thousand in the second quarter of 2016. The decrease in other operating (income) expense, net was primarily the result of lower disposal losses on certain machinery which was taken out of service in the second quarter of 2016.

Other operating (income) expense, net was an expense of $39 thousand in the first six months of 2017 compared with an expense of $385 thousand in the first six months of 2016. The decrease in other operating (income) expense, net was primarily the result of lower disposal losses on certain machinery taken out of service in the first six months of 2016.

Facility Consolidation Expenses, Net

Facility consolidation expenses decreased $401 thousand and $1.8 million in the second quarter and first six months of 2017, respectively, compared with the year-earlier periods as we completed our facility consolidation plans during the second quarter of 2016.

Operating Income (Loss)

We reported operating income of $3.2 million in the second quarter of 2017 compared with operating income of $3.4 million in the second quarter of 2016. During the second quarter of 2017, our costs were negatively impacted by higher raw material and healthcare

Table of Contents    21

costs. During the quarter, we completed the startup of our Colormaster skein and beck dye operations and our Atmore yarn processing and precoat operations which had negatively impacted operations.

We reported operating income of $3.8 million in the first six months of 2017 compared with an operating loss of $2.4 million in the first six months of 2016. During the first six months of 2017, our costs were positively impacted by higher production levels in the plants as we had higher order volume than the prior year period resulting in increased absorption of fixed costs partially offset by higher raw material and healthcare costs. In addition, we incurred startup expenses for our expanded skein and beck dyeing operations in our Colormaster facility and yarn processing and precoat operations in our Atmore facility.

Interest Expense

Interest expense increased $24 thousand in the second quarter of 2017 compared with the second quarter of 2016 principally a result of increased levels of debt and higher interest rates in 2017.

Interest expense increased $62 thousand in the first six months of 2017 compared with the first six months of 2016 principally a result of increased levels of debt and higher interest rates in 2017.

Other Expense, Net

Other expense, net was not significant in the second quarter or first six months of 2017 or 2016.

Income Tax Provision (Benefit)

The tax rate applied to the first six months of 2017 was 38.6% compared with a benefit rate of 38.5% in the first six months of 2016. The first six months of 2017 included $164 of tax expense related the adoption of ASU No. 2016-09 which requires a shortfall of tax benefits related to stock compensation to be recognized in income tax expense instead of additional paid in capital.

Income (Loss) from Continuing Operations

We had income from continuing operations of $1.2 million, or $0.08 per diluted share in the second quarter of 2017 compared with income from continuing operations of $1.6 million, or $0.10 per diluted share in the second quarter of 2016. During the second quarter of 2017, our costs were negatively impacted by higher raw material and healthcare costs. During the quarter, we completed the startup of our Colormaster skein and beck dye operations and our Atmore yarn processing and precoat operations which had negatively impacted operations.

We had income from continuing operations of $650 thousand, or $0.04 per diluted share in the first six months of 2017 compared with a loss from continuing operations of $3.1 million, or $0.20 per diluted share in the first six months of 2016. During the first six months of 2017, our costs were positively impacted by higher production levels in the plants as we had higher order volume than the prior year period resulting in increased absorption of fixed costs partially offset by higher raw material and healthcare costs. In addition, we incurred startup expenses for our expanded skein and beck dyeing operations in our Colormaster facility and yarn processing and precoat operations in our Atmore facility.

Net Income (Loss)

Discontinued operations reflected a loss of $123 thousand, or $0.01 per diluted share, in the second quarter of 2017 compared with income of $62 thousand, or $0.00 per diluted share, in the same period in 2016. Including discontinued operations, we had net income of $1.1 million, or $0.07 per diluted share, in the second quarter of 2017 compared with net income of $1.7 million, or $0.10 per diluted share, in the second quarter of 2016.

Discontinued operations reflected a loss of $152 thousand, or $0.01 per diluted share, in the first six months of 2017 compared with income of $52 thousand, or $0.00 per diluted share, in the same period in 2016. Including discontinued operations, we had net income of $498 thousand, or $0.03 per diluted share, in the first six months of 2017 compared with a net loss of $3.1 million, or $0.20 per diluted share, in the first six months of 2016.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended July 1, 2017, cash used in operations was $8.7 million. Accounts receivable increased $10.0 million and inventories increased $14.8 million which was offset by an increase in accounts payable and accrued expenses of $8.6 million. The increase in accounts receivable was due to the higher sales volumes during the first six months of 2017. We increased inventories and accounts payable to build inventories to more seasonal levels and to stock initial luxury vinyl flooring inventories.

Capital asset acquisitions for the six months ended July 1, 2017 were $6.5 million; $6.2 million of cash used in investing activities and $288 thousand of equipment acquired under capital leases and a note payable. Depreciation and amortization for the six months ended July 1, 2017 were $6.4 million. We now expect capital expenditures to be approximately $13.0 million in 2017 as a result of the decision to purchase certain equipment in July 2017 from Royalty Carpet Mills after they ceased operations. Depreciation

Table of Contents    22

and amortization is expected to be approximately $13.5 million. Planned capital expenditures in 2017 are primarily for machinery and equipment.

During the six months ended July 1, 2017, cash provided by financing activities was $15.0 million. We had net borrowings on our revolving credit facility of $18.9 million and $1.9 million of borrowings under notes payable. These proceeds were offset by payments on other debt obligations of $5.9 million. The cash provided by financing was used to fund the operations during the first six months of 2017.

We believe our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements under current operating conditions. As of July 1, 2017, the unused borrowing availability under our revolving credit facility was $38.5 million. Our revolving credit facility requires us to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability is less than $16.5 million. As of the date hereof, our fixed coverage ratio was less than 1.1 to 1.0, accordingly the unused availability accessible by us was $22.0 million (the amount above $16.5 million) at July 1, 2017. Significant additional cash expenditures above our normal liquidity requirements or significant deterioration in economic conditions could affect our business and require supplemental financing or other funding sources. There can be no assurance that such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us.

Contractual Obligations

The following table summarizes our future minimum payments under contractual obligations as of July 1, 2017.

	Payments Due By Period
	(dollars in millions)
	2017	2018	2019	2020	2021	Thereafter	Total
Debt	$2.6	$4.6	$2.8	$1.9	$91.3	$9.7	112.9
Interest - debt (1)	2.4	4.6	4.4	4.4	3.3	1.2	20.3
Capital leases	1.8	3.4	2.4	2.2	1.5	0.3	11.6
Interest - capital leases	0.3	0.4	0.3	0.1	0.1	—	1.2
Operating leases (2)	1.5	2.8	1.8	1.3	1.0	4.3	12.7
Purchase commitments	1.7	0.4	—	—	—	—	2.1
Totals	10.3	16.2	11.7	9.9	97.2	15.5	160.8

(1)     Interest rates used for variable rate debt were those in effect at July 1, 2017.
(2)     On July 12, 2017, we entered into a five-year lease agreement to lease a yarn manufacturing facility in Porterville, California. The lease begins on August 1, 2017. Base rent is initially set at $50 thousand per month over the lease term. Total base rent payable over the lease period is
    $3.0 million which is not included in the table above. We have one option to extend the term of the lease for an additional five year period.

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

At July 1, 2017, $39,528, or approximately 32% of our total debt, was subject to floating interest rates.  A one-hundred basis point fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $243.

Table of Contents    23

Item 4. Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of July 1, 2017, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We have been sued, together with the 3M Company and approximately 30 other carpet manufacturers, by the Gadsden (Alabama) Water Works in the circuit court of Etowah County Alabama [The Water Works and Sewer Board of the City of Gadsden v. 3M Company, et al, civil action No. 31-CV-2016-900676.00] and by the Town of Centre (Alabama) Water Works in the circuit court of Cherokee County Alabama [The Water Works and Sewer Board of the Town of Centre v. 3M Company, et al, civil action No. 13-CV-2017-900049.00]. Both cases seek monetary damages and injunctive relief related to the use of certain chemical compounds in the manufacture and finishing of carpet products “in and around Dalton Georgia.” On motion of the defendants, the cases were removed to the U.S. District Court for the Northern District of Alabama (Middle Division) Case No. 4:16-CV-01755-SGC and Case No. 4:17-CV-01026-KOB. The lawsuits allege that perflourinated compounds (“PFC”), perflourinated acid (“PFOA”) and perfluorooctane sulfonate (“PFOS”) manufactured by 3M were used in certain finishing and treatment processes by the defendants and, as a consequence of such use, were subsequently either discharged into or leached into the water systems around Dalton, Georgia. The Complaints seeks damages that exceed $10,000, but are otherwise unspecified in amount in addition to injunctive relief and punitive damages. We intend to defend the matters vigorously and are unable to estimate our potential exposure to loss, if any, at this time.

We are one of multiple parties to three lawsuits, all filed in Madison County Illinois, styled Sandra D. Watts, Individually and as Special Administrator of the Estate of Dianne Averett, Deceased vs. 4520 Corp., Inc. f/k/a Benjamin F. Shaw Company, et al No. 12-L-2032, styled Brenda Bridgeman, Individually and as Special Administrator of the Estate of Robert Bridgeman, Deceased, vs. American Honda Motor Co., Inc., f/k/a Metropolitan Life Insurance Co., et al No. 15-L-374 and styled Charles Anderson, Pltf., vs. 3M Company, et al, No. 17-L-525. Each lawsuit entails a claim for damages to be determined in excess of $50,000 filed on behalf of either a former employee or the estate of an individual which alleges that the deceased contracted mesothelioma as a result of exposure to asbestos while employed by the Company. Discovery in each matter is ongoing, and tentative trial dates have been set for two of the cases. We have denied liability, are defending the matters vigorously and are unable to estimate our potential exposure to loss, if any, at this time.

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

We require substantial amounts of raw materials to produce our products, including nylon and polyester yarn, as well as wool yarns, synthetic backing, latex, and dyes. Substantially all of the raw materials we require are purchased from outside sources. The prices of raw materials and fuel-related costs vary significantly with market conditions. The fact that we source a significant amount of raw materials means that several months of raw materials and work in process are moving through our supply chain at any point in time. We are sourcing the majority of our new luxury vinyl flooring and wood product lines from overseas. We are not able to predict whether commodity costs will significantly increase or decrease in the future. If commodity costs increase in the future and we are not able to reduce or eliminate the effect of the cost increases by reducing production costs or implementing price increases, our profit margins could decrease. If commodity costs decline, we may experience pressures from customers to reduce our selling prices. The timing of any price reductions and decreases in commodity costs may not align. As a result, our margins could be affected.

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

Table of Contents    27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

The following table provides information regarding our repurchases of shares of our Common Stock during the three months ended July 1, 2017:

Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
May 6, 2017	—	$—	—
June 3, 2017	—	—	—
July 1, 2017	—	—	—
Three Months Ended July 1, 2017	—	$—	—	$2,228,266

(1) During the three months ended July 1, 2017, no shares were repurchased under the plan.

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

THE DIXIE GROUP, INC.
(Registrant)

Date: August 3, 2017	By: /s/ JON A. FAULKNER
Jon A. Faulkner Vice President and Chief Financial Officer

Table of Contents    29