Form 10-Q
period 2017-09-30
DIXIE GROUP INC
filed 2017-11-09
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of November 2, 2017
Common Stock, $3 Par Value	15,279,812 shares
Class B Common Stock, $3 Par Value	861,499 shares
Class C Common Stock, $3 Par Value	0 shares

Table of Contents    1

THE DIXIE GROUP, INC.

Table of Contents    2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(amounts in thousands, except share data)

	September 30, 2017	December 31, 2016
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$138	$140
Receivables, net	50,748	43,605
Inventories, net	122,880	97,237
Prepaid expenses	4,381	4,376
TOTAL CURRENT ASSETS	178,147	145,358

PROPERTY, PLANT AND EQUIPMENT, NET	95,774	92,807
GOODWILL AND OTHER INTANGIBLES	5,927	6,156
OTHER ASSETS	25,880	24,666
TOTAL ASSETS	$305,728	$268,987

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$24,080	$20,683
Accrued expenses	34,331	32,826
Current portion of long-term debt	9,721	10,122
TOTAL CURRENT LIABILITIES	68,132	63,631

LONG-TERM DEBT	128,785	98,256
OTHER LONG-TERM LIABILITIES	20,793	19,978
TOTAL LIABILITIES	217,710	181,865

COMMITMENTS AND CONTINGENCIES (See Note 17)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 15,279,812 shares for 2017 and 15,248,338 shares for 2016	45,839	45,745
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 861,499 shares for 2017 and 870,714 shares for 2016	2,584	2,612
Additional paid-in capital	156,909	156,381
Accumulated deficit	(115,715)	(115,656)
Accumulated other comprehensive income (loss)	(1,599)	(1,960)
TOTAL STOCKHOLDERS' EQUITY	88,018	87,122
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$305,728	$268,987

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    3

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
NET SALES	$102,650	$100,297	$307,378	$294,847
Cost of sales	77,793	74,466	228,934	221,268
GROSS PROFIT	24,857	25,831	78,444	73,579

Selling and administrative expenses	24,044	23,774	73,786	71,760
Other operating expense, net	46	141	84	525
Facility consolidation expenses, net	—	—	—	1,816
OPERATING INCOME (LOSS)	767	1,916	4,574	(522)

Interest expense	1,486	1,312	4,205	3,969
Other expense, net	9	4	38	15
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(728)	600	331	(4,506)
Income tax provision (benefit)	(181)	27	227	(1,937)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(547)	573	104	(2,569)
Income (loss) from discontinued operations, net of tax	(11)	(39)	(163)	13
NET INCOME (LOSS)	$(558)	$534	$(59)	$(2,556)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.03)	$0.04	$0.00	$(0.16)
Discontinued operations	(0.00)	(0.00)	(0.01)	0.00
Net income (loss)	$(0.03)	$0.04	$(0.01)	$(0.16)

BASIC SHARES OUTSTANDING	15,707	15,648	15,696	15,631

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.03)	$0.04	$0.00	$(0.16)
Discontinued operations	(0.00)	(0.00)	(0.01)	0.00
Net income (loss)	$(0.03)	$0.04	$(0.01)	$(0.16)

DILUTED SHARES OUTSTANDING	15,707	15,744	15,814	15,631

DIVIDENDS PER SHARE:
Common Stock	$—	$—	$—	$—
Class B Common Stock	—	—	—	—

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    4

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
NET INCOME (LOSS)	$(558)	$534	$(59)	$(2,556)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on interest rate swaps	(57)	24	(360)	(2,648)
Income taxes	(22)	9	(137)	(1,006)
Unrealized gain (loss) on interest rate swaps, net	(35)	15	(223)	(1,642)

Reclassification of loss into earnings from interest rate swaps (1)	288	308	970	891
Income taxes	110	117	369	339
Reclassification of loss into earnings from interest rate swaps, net	178	191	601	552

Reclassification of net actuarial gain into earnings from postretirement benefit plans (2)	(8)	(10)	(24)	(30)
Income taxes	(3)	(4)	(9)	(12)
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(5)	(6)	(15)	(18)

Reclassification of prior service credits into earnings from postretirement benefit plans (2)	(1)	(1)	(3)	(3)
Income taxes	—	—	(1)	(1)
Reclassification of prior service credits into earnings from postretirement benefit plans, net	(1)	(1)	(2)	(2)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	137	199	361	(1,110)

COMPREHENSIVE INCOME (LOSS)	$(421)	$733	$302	$(3,666)

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

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Nine Months Ended
	September 30, 2017	September 24, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$104	$(2,569)
Income (loss) from discontinued operations	(163)	13
Net loss	(59)	(2,556)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	9,619	10,234
Provision (benefit) for deferred income taxes	338	(1,623)
Net loss on property, plant and equipment disposals	42	259
Stock-based compensation expense	711	1,021
Bad debt expense (credit)	48	(70)
Changes in operating assets and liabilities:
Receivables	(7,191)	3,308
Inventories	(25,643)	7,181
Other current assets	(5)	(1,458)
Accounts payable and accrued expenses	3,518	510
Other operating assets and liabilities	(398)	(799)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(19,020)	16,007

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	—	1
Purchase of property, plant and equipment	(11,698)	(3,426)
NET CASH USED IN INVESTING ACTIVITIES	(11,698)	(3,425)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit facility	33,301	(3,878)
Payments on notes payable - buildings	(548)	(548)
Payments on notes payable related to acquisitions	(1,806)	(1,634)
Borrowings on notes payable - equipment and other	4,713	1,396
Payments on notes payable - equipment and other	(3,148)	(3,510)
Payments on capital leases	(2,853)	(2,325)
Change in outstanding checks in excess of cash	1,173	(1,854)
Repurchases of Common Stock	(116)	(135)
Payments for debt issuance costs	—	(287)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	30,716	(12,775)

DECREASE IN CASH AND CASH EQUIVALENTS	(2)	(193)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	140	281
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$138	$88

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3,908	$3,720
Income taxes paid (received), net	140	(93)
Equipment purchased under capital leases	276	169
Equipment purchased under notes payable	59	—
Accrued purchases of equipment	211	—
Shortfall of tax benefits from stock-based compensation	—	(179)

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    6

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements which do not include all the information and notes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2016. Operating results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the entire 2017 year.

Based on applicable accounting standards, the Company has determined that it has one reportable segment, Floorcovering and two operating segments – Residential and Commercial. Pursuant to accounting standards, the Company has aggregated the two operating segments into one reporting segment because they have similar economic characteristics, and the operating segments are similar in all of the following areas: (a) the nature of the products and services; (b) the nature of the production processes; (c) the type or class of customer for their products and services; (d) the methods used to distribute their products or provide their services; and (e) the nature of the regulatory environment.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". The ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU and all subsequently issued clarifying ASUs will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Management is continuing to evaluate the standard’s impact on its financial statements. The Company has developed a project team relative to the process of adopting this ASU and is currently completing a detailed review of the Company’s revenue arrangements to determine any necessary adjustments to existing accounting policies. For the majority of these arrangements, no significant impacts are expected as these transactions generally consist of a single performance obligation to transfer promised goods or services and the initial assessment indicates that revenue will be recognized at a point in time which is consistent with how revenue has been recognized under legacy accounting. The Company currently anticipates utilizing the retrospective method upon adoption.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. Under the ASU, changes in restricted cash and restricted cash equivalents would be included along with those of cash and cash equivalents in the statement of cash flows. In addition, a reconciliation between the balance sheet and the statement of cash flows would be disclosed when the balance sheet includes more than one line item for cash and cash equivalents and restricted cash and cash equivalents. For public entities, ASU 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted. Entities are required to apply the standard’s provisions on a retrospective basis. Since the Company has no restricted cash, it does not believe the adoption of this ASU will have a significant impact on its financial statements.

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

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The amendments in this ASU update current guidance by more closely aligning the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company does not believe the adoption of this ASU will have a significant impact on its financial statements.

Table of Contents    8

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 3 - RECEIVABLES, NET

Receivables are summarized as follows:

	September 30, 2017	December 31, 2016
Customers, trade	$48,411	$39,749
Other receivables	2,453	3,963
Gross receivables	50,864	43,712
Less: allowance for doubtful accounts	(116)	(107)
Receivables, net	$50,748	$43,605

Bad debt expense (credit) was $31 and $48 for the three and nine months ended September 30, 2017, respectively, and $25 and $(70) for the three and nine months ended September 24, 2016, respectively.

NOTE 4 - INVENTORIES, NET

Inventories are summarized as follows:

	September 30, 2017	December 31, 2016
Raw materials	$42,881	$34,261
Work-in-process	24,508	16,739
Finished goods	67,269	57,053
Supplies and other	134	120
LIFO reserve	(11,912)	(10,936)
Inventories, net	$122,880	$97,237

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	September 30, 2017	December 31, 2016
Land and improvements	$7,789	$7,781
Buildings and improvements	62,352	62,055
Machinery and equipment	184,480	177,745
Assets under construction	6,747	2,386
	261,368	249,967
Accumulated depreciation	(165,594)	(157,160)
Property, plant and equipment, net	$95,774	$92,807

Depreciation of property, plant and equipment, including amounts for capital leases, totaled $3,085 and $9,235, respectively, in the three and nine months ended September 30, 2017 and $3,264 and $9,791, respectively, in the three and nine months ended September 24, 2016.

NOTE 6 - GOODWILL AND OTHER INTANGIBLES

The carrying amount of goodwill is $3,389 as of September 30, 2017 and December 31, 2016. The Company has a net carrying amount of $2,538 and $2,767 as of September 30, 2017 and December 31, 2016, respectively, for certain intangible assets subject to amortization. Amortization expense was $76 for the three months ended September 30, 2017 and September 24, 2016, respectively. Amortization expense was $229 for the nine months ended September 30, 2017 and September 24, 2016, respectively.

Table of Contents    9

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	September 30, 2017	December 31, 2016
Compensation and benefits	$8,721	$7,492
Provision for customer rebates, claims and allowances	9,201	8,882
Advanced customer deposits	5,687	8,212
Outstanding checks in excess of cash	3,247	2,074
Other	7,475	6,166
Accrued expenses	$34,331	$32,826

NOTE 8 - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products. Product warranty reserves are included in accrued expenses in the Company's Consolidated Condensed Financial Statements. The following is a summary of the Company's product warranty activity:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Product warranty reserve at beginning of period	$2,145	$2,214	$2,307	$2,159
Warranty liabilities accrued	1,453	1,537	4,365	4,574
Warranty liabilities settled	(1,394)	(1,583)	(4,365)	(5,128)
Changes for pre-existing warranty liabilities	(48)	(45)	(151)	518
Product warranty reserve at end of period	$2,156	$2,123	$2,156	$2,123

NOTE 9 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	September 30, 2017	December 31, 2016
Revolving credit facility	$103,884	$70,583
Notes payable - buildings	12,601	13,150
Acquisition note payable - Development Authority of Gordon County	119	1,147
Acquisition note payable - Robertex	786	1,564
Notes payable - equipment and other	9,473	11,633
Capital lease obligations	12,353	11,145
Deferred financing costs, net	(710)	(844)
Total long-term debt	138,506	108,378
Less: current portion of long-term debt	9,721	10,122
Long-term debt	$128,785	$98,256

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

0.50% and 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. As of September 30, 2017, the applicable margin on our revolving credit facility was 1.75%. The Company pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.375% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 3.99% at September 30, 2017 and 4.40% at December 31, 2016.

The revolving credit facility includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations. The revolving credit facility requires the Company to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability was less than $16,500. As of September 30, 2017, the unused borrowing availability under the revolving credit facility was $27,473; however, since the Company's fixed charge coverage ratio was less than 1.1 to 1.0, the unused availability accessible by the Company was $10,973 (the amount above $16,500) at September 30, 2017.

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

Capital Lease Obligations

The Company's capitalized lease obligations have terms ranging from 3 to 7 years, bear interest ranging from 3.55% to 7.37% and are due in monthly or quarterly installments through their maturity dates. The Company's capital lease obligations are secured by the specific equipment leased.

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

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Condensed Balance Sheets as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016	Fair Value Hierarchy Level
Liabilities:
Interest rate swaps (1)	$3,055	$3,695	Level 2
Contingent consideration (2)	56	200	Level 3

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

Changes in the fair value measurements using significant unobservable inputs (Level 3) during the nine months ending September 30, 2017 and September 24, 2016 were as follows:

	September 30, 2017	September 24, 2016
Beginning balance	$200	$584
Fair value adjustments	(144)	(168)
Settlements	—	(136)
Ending balance	$56	$280

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three and nine months ending September 30, 2017 or September 24, 2016. If any, the Company recognizes the transfers in or transfers out at the end of the reporting period.

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	September 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$138	$138	$140	$140
Notes receivable	282	282	282	282
Financial liabilities:
Long-term debt and capital leases, including current portion	138,506	136,415	108,378	105,270
Interest rate swaps	3,055	3,055	3,695	3,695

Table of Contents    12

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

The following is a summary of the Company's interest rate swaps as of September 30, 2017:

Type	Notional Amount		Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$25,000		September 1, 2016 through September 1, 2021	3.105%	1 Month LIBOR
Interest rate swap	$25,000		September 1, 2015 through September 1, 2021	3.304%	1 Month LIBOR
Interest rate swap	$7,150	(1)	November 7, 2014 through November 7, 2024	4.500%	1 Month LIBOR
Interest rate swap	$5,451	(2)	January 7, 2017 through January 7, 2025	4.300%	1 Month LIBOR

(1) Interest rate swap notional amount amortizes by $35 monthly to maturity.
(2) Interest rate swap notional amount amortizes by $26 monthly to maturity.

The following table summarizes the fair values of derivative instruments included in the Company's financial statements:

	Location on Consolidated Balance Sheets	Fair Value
		September 30, 2017	December 31, 2016
Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued Expenses	$1,026	$1,342
Interest rate swaps, long-term portion	Other Long-Term Liabilities	2,029	2,353
Total Liability Derivatives		$3,055	$3,695

The following tables summarize the pre-tax impact of derivative instruments on the Company's financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(57)	$24	$(360)	$(2,648)

	Amount of Gain or (Loss) Reclassified from AOCIL on the effective portion into Income (1)(2)
	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(288)	$(308)	$(970)	$(891)

(1)	The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's financial statements.

(2)	The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to September 30, 2017 is $1,026.

Table of Contents    13

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

NOTE 12 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers approximately 85% of the Company's current associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution (credit) expense for this 401(k) plan was $(114) and $(132) for the three months ended September 30, 2017 and September 24, 2016, respectively, and $364 and $333 for the nine months ended September 30, 2017 and September 24, 2016, respectively. The reduction in the matching contribution expense for the three months ended September 30, 2017 and September 24, 2016, respectively, was a result of revising the estimated match for the year.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers approximately 15% of the Company's current associates at one facility who are under a collective-bargaining agreement. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $35 and $18 for the three months ended September 30, 2017 and September 24, 2016, respectively, and $95 and $53 for the nine months ended September 30, 2017 and September 24, 2016, respectively.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations owed to participants under this plan were $16,308 at September 30, 2017 and $14,992 at December 31, 2016 and are included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $17,508 at September 30, 2017 and $15,679 at December 31, 2016 and is included in other assets in the Company's Consolidated Condensed Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. Expenses related to the multi-employer pension plan were $81 and $68 for the three months ended September 30, 2017 and September 24, 2016, respectively, and $232 and $202 for the nine months ended September 30, 2017 and September 24, 2016, respectively.

NOTE 13 - INCOME TAXES

The effective income tax rate for the nine months ending September 30, 2017 was 68.6% compared with a benefit rate of 43.0% for the nine months ending September 24, 2016. The nine months ended September 30, 2017 included $164 of tax expense related to the adoption of ASU No. 2016-09 which requires a shortfall of tax benefits related to stock compensation to be recognized in income tax expense instead of additional paid in capital. The Company is in a net deferred tax asset position of $7,051 and $7,610 at September 30, 2017 and December 31, 2016, respectively.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $420 and $406 at September 30, 2017 and December 31, 2016, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of September 30, 2017 and December 31, 2016.

The Company and its subsidiaries are subject to United States federal income taxes, as well as income taxes in a number of state jurisdictions. The tax years subsequent to 2013 remain open to examination for U.S. federal income taxes. The majority of state jurisdictions remain open for tax years subsequent to 2012. A few state jurisdictions remain open to examination for tax years subsequent to 2011.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(547)	$573	$104	$(2,569)
Less: Allocation of earnings to participating securities	—	(17)	(32)	—
Income (loss) from continuing operations available to common shareholders - basic	$(547)	$556	$72	$(2,569)
Basic weighted-average shares outstanding (1)	15,707	15,648	15,696	15,631
Basic earnings (loss) per share - continuing operations	$(0.03)	$0.04	$0.00	$(0.16)

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to common shareholders - basic	$(547)	$556	$72	$(2,569)
Add: Undistributed earnings reallocated to unvested shareholders	—	—	—	—
Income (loss) from continuing operations available to common shareholders - basic	$(547)	$556	$72	$(2,569)
Basic weighted-average shares outstanding (1)	15,707	15,648	15,696	15,631
Effect of dilutive securities:
Stock options (2)	—	—	—	—
Directors' stock performance units (2)	—	96	118	—
Diluted weighted-average shares outstanding (1)(2)	15,707	15,744	15,814	15,631
Diluted earnings (loss) per share - continuing operations	$(0.03)	$0.04	$0.00	$(0.16)

(1)	Includes Common and Class B Common shares, excluding unvested participating securities, in thousands.

(2)
Shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded to the extent they are anti-dilutive. Aggregate shares excluded for the three and nine months ended September 30, 2017 were 448 and 307, respectively, and for the three and nine months ended September 24, 2016 were 104 and 220, respectively.

NOTE 15 - STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Condensed Financial Statements. The number of shares to be issued is determined by dividing the specified dollar value of the award by the market value per share on the grant date. The Company's stock compensation expense was $223 and $711 for the three and nine months ended September 30, 2017, respectively, and $269 and $1,021 for the three and nine months ended September 24, 2016, respectively.

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

On September 1, 2017, the Company granted 10,000 shares of restricted stock to a key employee. The grant-date fair value of the award was $42, or $4.15 per share, and will be recognized as stock compensation expense over a three-year vesting period from the date the award was granted. The award is subject to a continued service condition. The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

On September 18, 2017, the Company granted 10,000 shares of restricted stock to a key employee. The grant-date fair value of the award was $41, or $4.05 per share, and will be recognized as stock compensation expense over a three-year vesting period from the date the award was granted. The award is subject to a continued service condition. The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 31, 2016	(2,216)	256	(1,960)
Unrealized loss on interest rate swaps, net of tax of $137	(223)	—	(223)
Reclassification of loss into earnings from interest rate swaps, net of tax of $369	601	—	601
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $9	—	(15)	(15)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $1	—	(2)	(2)
Balance at September 30, 2017	$(1,838)	$239	$(1,599)

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Commitments

On July 12, 2017, the Company entered into a five-year lease agreement to lease a yarn manufacturing facility in Porterville, California. The lease began on August 1, 2017. Base rent is initially set at $50 per month over the lease term. Total base rent payable over the lease period is $3,000. The Company has an option to extend the term of the lease for an additional five-year period.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Legal Proceedings

The Company has been sued, together with the 3M Company and approximately 30 other carpet manufacturers, by the Gadsden (Alabama) Water Works in the circuit court of Etowah County Alabama [The Water Works and Sewer Board of the City of Gadsden v. 3M Company, et al, civil action No. 31-CV-2016-900676.00] and by the Town of Centre (Alabama) Water Works in the circuit court of Cherokee County Alabama [The Water Works and Sewer Board of the Town of Centre v. 3M Company, et al, civil action No. 13-CV-2017-900049.00]. Both cases seek monetary damages and injunctive relief related to the use of certain chemical compounds in the manufacture and finishing of carpet products “in and around Dalton Georgia.” On motion of the defendants, the cases were removed to the U.S. District Court for the Northern District of Alabama (Middle Division) Case No. 4:16-CV-01755-SGC and Case No. 4:17-CV-01026-KOB. Subsequently, the Gadsden Water Works filed a motion to have the case remanded back to the state court and such motion has been granted. The lawsuits allege that perflourinated compounds (“PFC”), perflourinated acid (“PFOA”) and perfluorooctane sulfonate (“PFOS”) manufactured by 3M were used in certain finishing and treatment processes by the defendants and, as a consequence of such use, were subsequently either discharged into or leached into the water systems around Dalton, Georgia. The Complaints seeks damages that exceed $10, but are otherwise unspecified in amount in addition to injunctive relief and punitive damages. The Company intends to defend the matters vigorously and is unable to estimate the potential exposure to loss, if any, at this time.
The Company is one of multiple parties to two lawsuits filed in Madison County Illinois, styled Brenda Bridgeman, Individually and as Special Administrator of the Estate of Robert Bridgeman, Deceased, vs. American Honda Motor Co., Inc., f/k/a Metropolitan Life Insurance Co., et al No. 15-L-374 and styled Charles Anderson, Pltf., vs. 3M Company, et al, No. 17-L-525. Both lawsuits entail a claim for damages to be determined in excess of $50 filed on behalf of either a former employee or the estate of an individual which alleges that the deceased contracted mesothelioma as a result of exposure to asbestos while employed by the Company. Discovery in each matter is ongoing, and a tentative trial date has been set for one of the cases. The Company has denied liability, is defending the matters vigorously and is unable to estimate the potential exposure to loss, if any, at this time. In August of 2017, the lawsuit styled Sandra D. Watts, Individually and as Special Administrator of the Estate of Dianne Averett, Deceased vs. 4520 Corp., Inc. f/k/a Benjamin F. Shaw Company, et al No. 12-L-2032 was placed in the category of "special closed with settlements and bankruptcy claims pending" to all remaining defendants.
NOTE 18 - OTHER OPERATING EXPENSE, NET

Other operating expense, net is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Other operating expense, net:
Loss on property, plant and equipment disposals	$—	$—	$42	$259
(Gain) loss on currency exchanges	(66)	88	(65)	85
Amortization of intangibles	76	76	229	229
Retirement expenses	40	27	112	102
Miscellaneous (income) expense	(4)	(50)	(234)	(150)
Other operating expense, net	$46	$141	$84	$525

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

Costs related to the facility consolidation plans are summarized as follows:

						As of September 30, 2017
	Accrued Balance at December 31, 2016	2017 Expenses To Date		2017 Cash Payments	Accrued Balance at September 30, 2017	Total Costs Incurred To Date	Total Expected Costs
Warehousing, Distribution & Manufacturing Consolidation Plan	$266	$—		$238	$28	$7,444	$7,444
Corporate Office Consolidation Plan	248	—		58	190	803	803
Totals	$514	$—	(1)	$296	$218	$8,247	$8,247

	Accrued Balance at December 26, 2015	2016 Expenses To Date		2016 Cash Payments	Accrued Balance at September 24, 2016
Warehousing, Distribution & Manufacturing Consolidation Plan	—	1,740		1,065	675
Corporate Office Consolidation Plan	341	76		148	269
Totals	$341	$1,816	(1)	$1,213	$944

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
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 20 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Income (loss) from discontinued operations:
Workers' compensation costs from former textile operations	$(2)	$5	(111)	21
Environmental remediation costs from former textile operations	(15)	(65)	(139)	(101)
Income on disposal of discontinued operations	—	—	—	100
Income (loss) from discontinued operations, before taxes	$(17)	$(60)	(250)	20
Income tax provision (benefit)	(6)	(21)	(87)	7
Income (loss) from discontinued operations, net of tax	$(11)	$(39)	$(163)	$13

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

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $1,694 as of September 30, 2017 and $1,686 as of December 31, 2016. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from our estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

NOTE 21 - RELATED PARTY TRANSACTIONS

The Company is a party to a five-year lease with the seller of Atlas Carpet Mills, Inc. to lease three manufacturing facilities as part of the acquisition in 2014. The lessor is controlled by an associate of the Company. Rent paid to the lessor during the three and nine months ended September 30, 2017 was $251 and $728, respectively. Rent paid to the lessor during the three and nine months ended September 24, 2016 was $226 and $567, respectively. The lease was based on current market values for similar facilities.

The Company purchases a portion of its product needs in the form of fiber, yarn and carpet from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of the Company. An affiliate of Mr. Shaw holds approximately 7.4% of the Company's Common Stock, which represents approximately 3.5% of the total vote of all classes of the Company's Common Stock. Engineered Floors is one of several suppliers of such materials to the Company. Total purchases from Engineered Floors during the three and nine months ended September 30, 2017 were approximately $2,119 and $5,776, respectively; or approximately 2.7% and 2.5%, respectively, of the Company's cost of goods sold. Total purchases from Engineered Floors during the three and nine months ended September 24, 2016 were approximately $1,844 and $5,478, respectively; or approximately 2.5% of the Company's cost of goods sold. Purchases from Engineered Floors are based on market value negotiated prices. The Company has no contractual commitments with Mr. Shaw associated with its business relationship with Engineered Floors. Transactions with Engineered Floors are reviewed annually by the Company's board of directors.

The Company is a party to a ten-year lease with the Rothman Family Partnership to lease a manufacturing facility as part of the Robertex acquisition in 2013. The lessor is controlled by an associate of the Company. Rent paid to the lessor during the three and nine months ended September 30, 2017 was $69 and $204, respectively. Rent paid to the lessor during the three and nine months ended September 24, 2016 was $67 and $200, respectively. The lease was based on current market values for similar facilities. In addition, the Company has a note payable to Robert P. Rothman related to the acquisition of Robertex Inc. (See Note 9).

Table of Contents    19

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 22 - SUBSEQUENT EVENT

During the fourth quarter, the Company announced a Profit Improvement Plan which included the consolidation of our two commercial brands, Atlas and Masland Contract. This plan will consolidate the brands into one management team, sharing operations in sales, marketing, product development and manufacturing. As a result of this plan, the Company will incur expenses of approximately $775 in the fourth quarter of 2017. These expenses primarily related to severance costs associated with the reduced headcount.

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

During the third quarter of 2017, our net sales increased 2.3% compared with the third quarter of 2016. Sales of residential products increased 7.4% during the quarter versus prior year quarter while, we estimate, the industry was up in the low single digits. Commercial product sales decreased 5.5% during the quarter while, we believe, the industry was down in the mid-single digits. During the first nine months of 2017, our net sales increased 4.3% compared with the first nine months of 2016. Sales of residential products increased 8.3% during the first nine months versus prior year period while, we estimate, the industry was up in the low single digits. We continue to anticipate the residential housing market will have steady but moderate growth over the next year. Commercial product sales increased 1.3% during the first nine months while, we believe, the industry was down in the low single digits. We continue to anticipate the commercial market to have moderate growth over the next year.

During the third quarter, our overall sales were negatively impacted as a result of the storms affecting Florida and Texas. We continued to be negatively affected in these two geographic areas in October. We were affected by a declaration of force majeure by our largest supplier of nylon fiber. We worked with our supplier base to overcome spot shortages and have notified our insurance carrier of a potential business interruption claim, though the final impact is still to be determined. Our supplier has resumed operations of its facilities and we are not currently experiencing any shortages.

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

Table of Contents    21

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2017 Compared with Three and Nine Months Ended September 24, 2016

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.8%	74.2%	74.5%	75.0%
Gross profit	24.2%	25.8%	25.5%	25.0%
Selling and administrative expenses	23.4%	23.7%	24.0%	24.3%
Other operating expense, net	0.1%	0.2%	—%	0.3%
Facility consolidation expenses, net	—%	—%	—%	0.6%
Operating income (loss)	0.7%	1.9%	1.5%	(0.2)%

Net Sales

Net sales for the quarter ended September 30, 2017 were $102.7 million, an increase of 2.3% compared with net sales of $100.3 million for the year-earlier quarter. In the third quarter of 2017, net sales of residential products increased 7.4% and net sales of commercial products decreased 5.5% compared with the third quarter of 2016. During the quarter, the overall market for commercial products significantly decreased compared to the prior year quarter. In addition, our overall sales were negatively impacted as a result of the storms affecting Florida and Texas during the quarter.

Net sales for the nine months ended September 30, 2017 were $307.4 million, an increase of 4.3% compared with net sales of $294.8 million for the nine months ended September 24, 2016. In the first nine months of 2017, net sales of residential products increased 8.3% and net sales of commercial products increased 1.3% compared with the first nine months of 2016. Sales were stronger in the first nine months of 2017 compared with the same period in 2016 due to significantly higher sales of residential products. During the first nine months of 2017, we implemented two sales price increases to offset higher raw material and processing costs.

Gross Profit

Gross profit as a percentage of net sales was 24.2% in the third quarter of 2017 compared with 25.8% in the third quarter of 2016, or a 1.6 percentage point decrease as a percentage of sales. During the third quarter of 2017, our operating income was positively impacted by higher sales volume offset by higher raw material costs, the startup expenses of our new Porterville yarn operation, the completion of our Colormaster skein and beck dye expansion and under absorbed manufacturing expenses as our production volume dropped off significantly late in the quarter due to weak order volume earlier in the period.

Gross profit as a percentage of net sales was 25.5% in the first nine months of 2017 compared with 25.0% in the first nine months of 2016, or a 0.5 percentage point improvement as a percentage of sales. During the first nine months of 2017, our gross profit was positively impacted by higher production levels in the plants as we had higher order volume than the prior year period resulting in increased absorption of fixed costs partially offset by higher raw material costs and startup expenses for our expanded skein and beck dyeing operations in our Colormaster facility, Porterville yarn processing and Atmore precoat operations.

Selling and Administrative Expenses

Selling and administrative expenses were $24.0 million in third quarter 2017 compared with $23.8 million in the year earlier period, a decrease of 0.3 percentage points as a percentage of sales. Selling and administrative expenses decreased as a percentage of sales primarily as a result of higher sales volumes in the first nine months of 2017.

Selling and administrative expenses were $73.8 million in first nine months of 2017 compared with $71.8 million in the year earlier period, a decrease of 0.3 percentage points as a percentage of sales. Selling and administrative expenses decreased as a percentage of sales primarily as a result of the higher sales volumes in the first nine months of 2017 offset by higher sales and marketing expenses related to the introduction of residential luxury vinyl flooring.

Other Operating Expense, Net

Other operating expense, net was an expense of $46 thousand in the third quarter of 2017 compared with an expense of $141 thousand in the third quarter of 2016. Other operating expense, net was an expense of $84 thousand in the first nine months of

Table of Contents    22

2017 compared with an expense of $525 thousand in the first nine months of 2016. The decrease in other operating expense, net was primarily the result of lower disposal losses on certain machinery taken out of service in the first nine months of 2016.

Facility Consolidation Expenses, Net

Facility consolidation expenses decreased $1.8 million in the first nine months of 2017 compared with the year-earlier period as we completed our facility consolidation plans during the second quarter of 2016.

Operating Income (Loss)

We reported operating income of $767 thousand in the third quarter of 2017 compared with operating income of $1.9 million in the third quarter of 2016. During the third quarter of 2017, our operating income was positively impacted by higher sales volume offset by higher raw material costs, the startup expenses of our new Porterville yarn operation, the completion of our Colormaster skein and beck dye expansion and under absorbed manufacturing expenses as our production volume dropped off significantly late in the quarter due to weak order volume earlier in the period.

We reported operating income of $4.6 million in the first nine months of 2017 compared with an operating loss of $522 thousand in the first nine months of 2016. During the first nine months of 2017, our operating income was positively impacted by higher production levels in the plants as we had higher order volume than the prior year period resulting in increased absorption of fixed costs partially offset by higher raw material costs and startup expenses for our expanded skein and beck dyeing operations in our Colormaster facility, Porterville yarn processing and Atmore precoat operations.

Interest Expense

Interest expense increased $174 thousand in the third quarter of 2017 compared with the third quarter of 2016 principally a result of increased levels of debt and higher interest rates in 2017.

Interest expense increased $236 thousand in the first nine months of 2017 compared with the first nine months of 2016 principally a result of increased levels of debt and higher interest rates in 2017.

Income Tax Provision (Benefit)

The tax rate applied to the first nine months of 2017 was 68.6% compared with a benefit rate of 43.0% in the first nine months of 2016. The first nine months of 2017 included $164 of tax expense related the adoption of ASU No. 2016-09 which requires a shortfall of tax benefits related to stock compensation to be recognized in income tax expense instead of additional paid in capital.

Income (Loss) from Continuing Operations

We had a loss from continuing operations of $547 thousand, or $0.03 per diluted share in the third quarter of 2017 compared with income from continuing operations of $573 thousand, or $0.04 per diluted share in the third quarter of 2016. During the third quarter of 2017, our income was negatively impacted by higher raw material costs.

We had income from continuing operations of $104 thousand, or $0.00 per diluted share in the first nine months of 2017 compared with a loss from continuing operations of $2.6 million, or $0.16 per diluted share in the first nine months of 2016. During the first nine months of 2017, our income was positively impacted by higher production levels in the plants as we had higher order volume than the prior year period resulting in increased absorption of fixed costs partially offset by higher raw material costs and startup expenses for our expanded skein and beck dyeing operations in our Colormaster facility and yarn processing and precoat operations in our Atmore facility.

Net Income (Loss)

Discontinued operations reflected a loss of $11 thousand, or $0.00 per diluted share, in the third quarter of 2017 compared with a loss of $39 thousand, or $0.00 per diluted share, in the same period in 2016. Including discontinued operations, we had a net loss of $558 thousand, or $0.03 per diluted share, in the third quarter of 2017 compared with net income of $534 thousand, or $0.04 per diluted share, in the third quarter of 2016.

Discontinued operations reflected a loss of $163 thousand, or $0.01 per diluted share, in the first nine months of 2017 compared with income of $13 thousand, or $0.00 per diluted share, in the same period in 2016. Including discontinued operations, we had a net loss of $59 thousand, or $0.01 per diluted share, in the first nine months of 2017 compared with a net loss of $2.6 million, or $0.16 per diluted share, in the first nine months of 2016.

Table of Contents    23

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2017, cash used in operations was $19.0 million. Accounts receivable increased $7.2 million and inventories increased $25.6 million which was offset by an increase in accounts payable and accrued expenses of $3.5 million. The increase in accounts receivable was due to the higher sales volumes during the first nine months of 2017. We increased inventories and accounts payable to build inventories to more seasonal levels and to stock initial luxury vinyl flooring inventories and yarn inventories at our new Porterville yarn plant.

Capital asset acquisitions for the nine months ended September 30, 2017 were $12.2 million; $11.7 million of cash used in investing activities and $546 thousand of equipment acquired under capital leases, a note payable and accrued purchases. Depreciation and amortization for the nine months ended September 30, 2017 were $9.6 million. We increased our capital expenditures to be approximately $13.7 million in 2017 after the decision to include the purchase of certain equipment in July 2017 from Royalty Carpet Mills after they ceased operations. Depreciation and amortization is expected to be approximately $13.1 million. Planned capital expenditures in 2017 are primarily for machinery and equipment.

During the nine months ended September 30, 2017, cash provided by financing activities was $30.7 million. We had net borrowings on our revolving credit facility of $33.3 million and $4.7 million of borrowings under notes payable. These proceeds were offset by payments on other debt obligations of $8.4 million. The cash provided by financing was used to fund the operations during the first nine months of 2017.

We believe our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements under current operating conditions. As of September 30, 2017, the unused borrowing availability under our revolving credit facility was $27.5 million. Our revolving credit facility requires us to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability is less than $16.5 million. As of the date hereof, our fixed coverage ratio was less than 1.1 to 1.0, accordingly the unused availability accessible by us was $11.0 million (the amount above $16.5 million) at September 30, 2017. Significant additional cash expenditures above our normal liquidity requirements or significant deterioration in economic conditions could affect our business and require supplemental financing or other funding sources. There can be no assurance that such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us.

Contractual Obligations

The following table summarizes our future minimum payments under contractual obligations as of September 30, 2017.

	Payments Due By Period
	(dollars in millions)
	2017	2018	2019	2020	2021	Thereafter	Total
Debt	$1.3	$5.5	$2.8	$1.9	$105.6	$9.8	126.9
Interest - debt (1)	1.3	5.1	4.9	4.9	3.7	1.1	21.0
Capital leases	1.0	3.7	2.7	2.4	1.8	0.8	12.4
Interest - capital leases	0.2	0.5	0.4	0.2	0.1	—	1.4
Operating leases	0.9	3.4	2.4	1.9	1.6	4.6	14.8
Purchase commitments	1.9	0.4	—	—	—	—	2.3
Totals	6.6	18.6	13.2	11.3	112.8	16.3	178.8

(1)     Interest rates used for variable rate debt were those in effect at September 30, 2017.

Critical Accounting Policies

Our critical accounting policies were outlined in Management's Discussion and Analysis of Results of Operations and Financial Condition in our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no significant changes to those critical accounting policies subsequent to the date of that report.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 2 to the Consolidated Condensed Financial Statements.

Table of Contents    24

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

At September 30, 2017, $53,884, or approximately 39% of our total debt, was subject to floating interest rates.  A one-hundred basis point fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $331.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2017, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We have been sued, together with the 3M Company and approximately 30 other carpet manufacturers, by the Gadsden (Alabama) Water Works in the circuit court of Etowah County Alabama [The Water Works and Sewer Board of the City of Gadsden v. 3M Company, et al, civil action No. 31-CV-2016-900676.00] and by the Town of Centre (Alabama) Water Works in the circuit court of Cherokee County Alabama [The Water Works and Sewer Board of the Town of Centre v. 3M Company, et al, civil action No. 13-CV-2017-900049.00]. Both cases seek monetary damages and injunctive relief related to the use of certain chemical compounds in the manufacture and finishing of carpet products “in and around Dalton Georgia.” On motion of the defendants, the cases were removed to the U.S. District Court for the Northern District of Alabama (Middle Division) Case No. 4:16-CV-01755-SGC and Case No. 4:17-CV-01026-KOB. Subsequently, the Gadsden Water Works filed a motion to have the case remanded back to the state court and such motion has been granted. The lawsuits allege that perflourinated compounds (“PFC”), perflourinated acid (“PFOA”) and perfluorooctane sulfonate (“PFOS”) manufactured by 3M were used in certain finishing and treatment processes by the defendants and, as a consequence of such use, were subsequently either discharged into or leached into the water systems around Dalton, Georgia. The Complaints seeks damages that exceed $10,000, but are otherwise unspecified in amount in addition to injunctive relief and punitive damages. We intend to defend the matters vigorously and are unable to estimate our potential exposure to loss, if any, at this time.

We are one of multiple parties to two lawsuits filed in Madison County Illinois, styled Brenda Bridgeman, Individually and as Special Administrator of the Estate of Robert Bridgeman, Deceased, vs. American Honda Motor Co., Inc., f/k/a Metropolitan Life Insurance Co., et al No. 15-L-374 and styled Charles Anderson, Pltf., vs. 3M Company, et al, No. 17-L-525. Both lawsuits entail a claim for damages to be determined in excess of $50,000 filed on behalf of either a former employee or the estate of an individual which alleges that the deceased contracted mesothelioma as a result of exposure to asbestos while employed by the Company. Discovery in each matter is ongoing, and a tentative trial date has been set for one of the cases. We have denied liability, are defending the matters vigorously and are unable to estimate our potential exposure to loss, if any, at this time. In August of 2017, the lawsuit styled Sandra D. Watts, Individually and as Special Administrator of the Estate of Dianne Averett, Deceased vs. 4520 Corp., Inc. f/

Table of Contents    25

k/a Benjamin F. Shaw Company, et al No. 12-L-2032 was placed in the category of "special closed with settlements and bankruptcy claims pending" to all remaining defendants.

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

Table of Contents    27

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

Table of Contents    28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

The following table provides information regarding our repurchases of shares of our Common Stock during the three months ended September 30, 2017:

Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
August 5, 2017	—	$—	—
September 2, 2017	—	—	—
September 30, 2017	—	—	—
Three Months Ended September 30, 2017	—	$—	—	$2,228,266

(1) During the three months ended September 30, 2017, no shares were repurchased under the plan.

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

THE DIXIE GROUP, INC.
(Registrant)

Date: November 9, 2017	By: /s/ JON A. FAULKNER
Jon A. Faulkner Vice President and Chief Financial Officer

Table of Contents    30