Form 10-K
period 2017-12-30
DIXIE GROUP INC
filed 2018-03-13
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2017
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

Large accelerated filer ☐    Accelerated filer ☐        Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2017 (the last business day of the registrant's most recently completed fiscal second quarter) was $49,362,361. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.  In making this calculation, the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding Common Stock, and no other persons, are affiliates. No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of February 23, 2018
Common Stock, $3.00 Par Value	15,279,812	shares
Class B Common Stock, $3.00 Par Value	861,499	shares
Class C Common Stock, $3.00 Par Value	0	shares

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the following document are incorporated by reference:
Proxy Statement of the registrant for annual meeting of shareholders to be held May 2, 2018 (Part III).

Table of Contents    1

THE DIXIE GROUP, INC.

Index to Annual Report
on Form 10-K for
Year Ended December 30, 2017

Table of Contents    2

FORWARD-LOOKING INFORMATION

This Report contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include the use of terms or phrases such as "expects," "estimates," "projects," "believes," "anticipates," "intends," and similar terms and phrases. Such forward-looking statements relate to, among other matters, our future financial performance, business prospects, growth strategies or liquidity. The following important factors may affect our future results and could cause those results to differ materially from our historical results; these factors include, in addition to those "Risk Factors" detailed in Item 1A of this report, and described elsewhere in this document, the cost and availability of capital, raw material and transportation costs related to petroleum price levels, the cost and availability of energy supplies, the loss of a significant customer or group of customers, ability to attract, develop and retain qualified personnel, materially adverse changes in economic conditions generally in carpet, rug and floorcovering markets we serve and other risks detailed from time to time in our filings with the Securities and Exchange Commission.

Table of Contents    3

PART I.

Item 1.	BUSINESS

General

Our business consists principally of marketing, manufacturing and selling floorcovering products to high-end residential and commercial customers through our various sales forces and brands. We focus exclusively on the upper-end of the floorcovering market where we believe we have strong brands and competitive advantages with our style and design capabilities and customer relationships. Our Fabrica, Masland, and Dixie Home brands have a significant presence in the high-end residential floorcovering markets. Our Atlas Carpet Mills and Masland Contract brands participate in the upper-end specified commercial marketplace. Dixie International sells all of our brands outside of the North American market.

Our business is primarily concentrated in areas of the soft floorcovering markets which include broadloom carpet, carpet tiles and rugs.  However, over the past few years, there has been a significant shift in the flooring marketplace as hard surface products have grown at a rate much faster than soft surface products. We have responded to this accelerated shift to hard surface flooring by launching several initiatives in both our residential and commercial brands. Our commercial brands offer luxury vinyl flooring (“LVF”) products under the Calibré brand in the commercial markets. Our residential brands, Dixie Home and Masland Residential, offer Stainmaster® PetProtect™ luxury vinyl flooring. Beginning in 2018, our residential brand, Fabrica, will offer a high-end engineered wood line.

We have one reportable segment, Floorcovering which is comprised of two operating segments, Residential and Commercial. We have aggregated the two operating segments into one reporting segment because they have similar economic characteristics, and the operating segments are similar in all of the following areas: (a) the nature of the products and services; (b) the nature of the production processes; (c) the type or class of customer for their products and services; (d) the methods used to distribute their products or provide their services; and (e) the nature of the regulatory environment.

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

Masland Residential, founded in 1866, markets and manufactures design-driven specialty carpets and rugs for the high-end residential marketplace. In addition, it offers luxury vinyl flooring products to the marketplace it serves. Its residential and commercial broadloom carpet products are marketed at selling prices that we believe are over three times the average for the residential soft floorcovering industry. Its products are marketed through the interior design community, as well as to consumers through specialty floorcovering retailers. Masland Residential has strong brand recognition within the upper-end residential market. Masland Residential competes through innovative styling, color, product design, quality and service.

Dixie Home provides stylishly designed, differentiated products that offer affordable fashion to residential consumers. Dixie Home markets an array of residential tufted broadloom and rugs to selected retailers and home centers under the Dixie Home and private label brands. In addition, it offers luxury vinyl flooring products to the marketplace it serves. Its objective is to make the Dixie Home brand the choice for styling, service and quality in the more moderately priced sector of the high-end residential market. Its products are marketed at selling prices which we believe average two times the soft floorcovering industry's average selling price.

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

Masland Contract markets and manufactures broadloom and modular carpet tile for the specified commercial marketplace. In addition, Masland Contract offers luxury vinyl flooring to the commercial marketplace. Its commercial products are marketed to the architectural and specified design community and directly to commercial end users, as well as to consumers through specialty floorcovering retailers. Masland Contract also sells to the hospitality market with both custom designed and running line products. Utilizing computerized yarn placement technology, as well as offerings utilizing our state of the art Infinity tufting technology, this brand provides excellent service and design flexibility to the hospitality market serving upper-end hotels, conference centers and

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

Industry

We are a flooring manufacturer in an industry composed of a wide variety of companies from small privately held firms to large multinationals. In 2016, the most recent information available, the U.S. floorcovering industry reported $24.5 billion in sales, up approximately 4.4% over 2015's sales of $23.4 billion. In 2016, the primary categories of flooring in the U.S., based on sales, were carpet and rug (47%), wood (15%), resilient (includes vinyl and luxury vinyl flooring) and rubber (15%), ceramic tile (13%), stone (6%) and laminate (4%). In 2016, the primary categories of flooring in the U.S., based on square feet, were carpet and rug (53%), resilient (includes vinyl and luxury vinyl flooring) and rubber (19%), ceramic tile (14%), wood (8%), laminate (5%) and stone (1%). Each of these categories is influenced by the residential construction, commercial construction, and residential remodeling markets. These markets are influenced by many factors including consumer confidence, spending for durable goods, turnover in housing and the overall strength of the economy.

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

We believe the principal competitive factors in our primary floorcovering markets are styling, color, product design, quality and service. In the high-end residential and commercial markets, we compete with various other floorcovering suppliers. Nevertheless, we believe we have competitive advantages in several areas. We have an attractive portfolio of brands that we believe are well known, highly regarded by customers and complementary; by being differentiated, we offer meaningful alternatives to the discriminating customer. We believe our investment in new yarns, such as Stainmaster's® LiveWell™ and PetProtect™, and innovative tufting and dyeing technologies, strengthens our ability to offer product differentiation to our customers. In addition, we have established longstanding relationships with key suppliers, such as the providers of Stainmaster® for which we utilize both branded yarns and luxury vinyl flooring, and significant customers in most of our markets. Finally, our reputation for innovative design excellence and our experienced management team enhance our competitive position. See "Risk Factors" in Item 1A of this report.

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

Table of Contents    5

Customer and Product Concentration

As a percentage of our net sales, one customer, Lowe's, a mass merchant, accounted for approximately 14% in 2017, 10% in 2016, and 9% in 2015 and as a percentage of our customer's trade accounts receivable, accounted for approximately 31% in 2017 and 28% in 2016. No other customer was more than 10 percent of our sales during the periods presented. During 2017, sales to our top ten customers accounted for 18% percent of our sales and our top 20 customers accounted for 21% percent of our sales. We do not make a material amount of sales in foreign countries.

We do not have any single class of products that accounts for more than 10 percent of our sales. However, sales of our floorcovering products may be classified by significant end-user markets into which we sell, and such information for the past three years is summarized as follows:

	2017	2016	2015
Residential floorcovering products	68%	66%	64%
Commercial floorcovering products	32%	34%	36%

Seasonality

Our sales historically have normally reached their lowest level in the first quarter (approximately 23% of our annual sales), with the remaining sales being distributed relatively equally among the second, third and fourth quarters. Working capital requirements have normally reached their highest levels in the third and fourth quarters of the year.

Environmental

Our operations are subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. The costs of complying with environmental protection laws and regulations have not had a material adverse impact on our financial condition or results of operations in the past. See "Risk Factors” in Item 1A of this report.

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

At December 30, 2017, we employed 1,930 associates in our operations.

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

Uncertainty in the credit markets could affect the availability and cost of credit. Despite recent improvement in overall economic conditions, market conditions could impact our ability to obtain financing in the future, including any financing necessary to refinance existing indebtedness. The cost and terms of such financing is uncertain. Continued operating losses could affect our ability to continue to access the credit markets under our current terms and conditions. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

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

Table of Contents    7

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

The long-term performance of our business relies on our ability to attract, develop and retain qualified personnel.

To be successful, we must attract, develop and retain qualified and talented personnel in management, sales, marketing, product design and operations. We compete with other floorcovering companies for these employees and invest resources in recruiting, developing, motivating and retaining them. The failure to attract, develop, motivate and retain key employees could negatively affect our business, financial condition and results of operations.

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

We are subject to various environmental, safety and health and other regulations that may subject us to costs, liabilities and other obligations which could have a material adverse effect on our business. The applicable requirements under these laws are subject to amendment, to the imposition of new or additional requirements and to changing interpretations of agencies or courts. We could incur material expenditures to comply with new or existing regulations, including fines and penalties and increased costs of our operations. Additionally, future laws, ordinances, regulations or regulatory guidelines could give rise to additional compliance or remediation costs that could have a material adverse effect on our business, results of operations and financial condition. For example, producer responsibility regulations regarding end-of-life disposal could impose additional cost and complexity to our business.

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

Table of Contents    9

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The following table lists our facilities according to location, type of operation and approximate total floor space as of February 23, 2018:

Location	Type of Operation	Approximate Square Feet
Administrative:
Saraland, AL	Administrative	29,000
Commerce, CA*	Administrative	21,800
Santa Ana, CA	Administrative	4,000
Calhoun, GA	Administrative	10,600
Dalton, GA*	Administrative	47,900
Chattanooga, TN*	Administrative	3,500
	Total Administrative	116,800

Manufacturing and Distribution:
Atmore, AL	Carpet Manufacturing, Distribution	610,000
Roanoke, AL	Carpet Yarn Processing	204,000
Saraland, AL	Carpet, Rug and Tile Manufacturing, Distribution	384,000
Commerce, CA*	Carpet Manufacturing, Distribution	232,800
Porterville, CA*	Carpet Yarn Processing	249,000
Santa Ana, CA	Carpet and Rug Manufacturing, Distribution	200,000
Adairsville, GA	Samples and Rug Manufacturing, Distribution	292,000
Calhoun, GA *	Distribution	99,000
Calhoun, GA	Carpet Dyeing & Processing	193,300
Chickamauga, GA*	Carpet Manufacturing	107,000
Eton, GA	Carpet Manufacturing, Distribution	408,000
	Total Manufacturing and Distribution	2,979,100

* Leased properties	TOTAL	3,095,900

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

Table of Contents    10

Item 3.	LEGAL PROCEEDINGS

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

We have received a class action complaint filed by Carlos Garcia, a current employee, individually and on behalf of others similarly situated against Fabrica [Carlos Garcia et al. vs. Fabrica International, Inc., et al., in the Superior Court of Orange County, California, Case No. 30-2017-00949461 CU-OE-CXC]. The complaint alleges causes of actions on behalf of classes of Fabrica’s current and former employees during the four-year period immediately preceding the filing of the complaint for failure to pay proper overtime wages, failure to compensate for all meal periods and rest periods, failure to pay all proper overtime and double time, and for the provision and maintaining of inaccurate wage statements. Finally, the complaint asserts a cause of action for unfair competition by means of the above actions and seeks restitution of monies supposedly unlawfully withheld and demands attorneys’ fees and costs. We have denied liability, are defending the matters vigorously and are unable to estimate our potential exposure to loss, if any, at this time.

We are one of multiple parties to three current lawsuits filed in Madison County Illinois, styled Brenda Bridgeman, Individually and as Special Administrator of the Estate of Robert Bridgeman, Deceased, vs. American Honda Motor Co., Inc., f/k/a Metropolitan Life Insurance Co., et al No. 15-L-374, styled Charles Anderson, Pltf., vs. 3M Company, et al, No. 17-L-525 and styled Danny Atkins and Pamela Atkins, Pltfs., vs. Aurora Pump Company, et al. No. 18-L-2. All three lawsuits entail a claim for damages to be determined in excess of $50,000 filed on behalf of either a former employee or the estate of an individual which alleges that the deceased contracted mesothelioma as a result of exposure to asbestos while employed by us. Discovery in each matter is ongoing, and a tentative trial date has been set for one of the cases. We have denied liability, are defending the matters vigorously and are unable to estimate our potential exposure to loss, if any, at this time. In August of 2017, the lawsuit styled Sandra D. Watts, Individually and as Special Administrator of the Estate of Dianne Averett, Deceased vs. 4520 Corp., Inc. f/k/a Benjamin F. Shaw Company, et al No. 12-L-2032 was placed in the category of "special closed with settlements and bankruptcy claims pending" to all remaining defendants.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable

Table of Contents    11

Pursuant to instruction G of Form 10-K the following is included as an unnumbered item to PART I.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and offices held by the executive officers of the registrant as of February 23, 2018, are listed below along with their business experience during the past five years.

Name, Age and Position	Business Experience During Past Five Years

Daniel K. Frierson, 76 Chairman of the Board, and Chief Executive Officer, Director
Director since 1973, Chairman of the Board since 1987 and Chief Executive Officer since 1980. He is the Chairman of the Company's Executive Committee. He is past Chairman of The Carpet and Rug Institute. He serves as Director of Astec Industries, Inc. headquartered in Chattanooga, Tennessee; and Louisiana-Pacific Corporation headquartered in Nashville, Tennessee.

D. Kennedy Frierson, Jr., 50 Vice President and Chief Operating Officer, Director
Director since 2012 and Vice President and Chief Operating Officer since August 2009. Vice President and President Masland Residential from February 2006 to July 2009. President Masland Residential from December 2005 to January 2006. Executive Vice President and General Manager, Dixie Home, 2003 to 2005. Business Unit Manager, Bretlin, 2002 to 2003.

Jon A. Faulkner, 57 Vice President and Chief Financial Officer
Vice President and Chief Financial Officer since October 2009. Vice President of Planning and Development from February 2002 to September 2009. Executive Vice President of Sales and Marketing for Steward, Inc. from 1997 to 2002.

Thomas M. Nuckols, 50 Vice President and President, Dixie Residential
Vice President and President of Dixie Residential since November 2017. Executive Vice President, Dixie Residential from February 2017 to November 2017. Dupont/Invista, from 1989 to 2017, Senior Director of Mill Sales and Product Strategy from 2015 to 2017.

E. David Hobbs, 66 Vice President and President, Dixie Commercial
Vice President and President of Dixie Commercial since October 2017. President, Masland Contract from September 2016 to October 2017. Executive President of Operations, Masland Contract from 2012 to September 2016. Vice President of Planning, Mohawk Industries from 2010 to 2011, Interface Americas from 1984 to 2010, President, Interface Americas from 2005 to 2009.

W. Derek Davis, 67 Vice President, Human Resources and Corporate Secretary	Vice President of Human Resources since January 1991 and Corporate Secretary since January 2016. Corporate Employee Relations Director, 1988 to 1991.

The executive officers of the registrant are generally elected annually by the Board of Directors at its first meeting held after each annual meeting of our shareholders.

Table of Contents    12

PART II.

Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades on the NASDAQ Global Market under the symbol DXYN. No market exists for our Class B Common Stock.

As of February 23, 2018, the total number of holders of our Common Stock was approximately 2,800 including an estimated 2,400 shareholders who hold our Common Stock in nominee names. The total number of holders of our Class B Common Stock was 10.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Fiscal Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
November 4, 2017	—	$—	—
December 2, 2017	—	—	—
December 30, 2017	—	—	—
Three Fiscal Months Ended December 30, 2017	—	$—	—	$2,228,266

Quarterly Financial Data, Dividends and Price Range of Common Stock

Following are quarterly financial data, dividends and price range of Common Stock for the four quarterly periods in the years ended December 30, 2017 and December 31, 2016. Due to rounding, the totals of the quarterly information for each of the years reflected below may not necessarily equal the annual totals. There is a restriction on the payment of dividends under our revolving credit facility.

Table of Contents    13

THE DIXIE GROUP, INC.
QUARTERLY FINANCIAL DATA, DIVIDENDS AND PRICE RANGE OF COMMON STOCK
(unaudited) (dollars in thousands, except per share data)
2017	1ST	2ND	3RD	4TH
Net sales	$97,541	$107,187	$102,650	$105,084
Gross profit	25,161	28,426	24,857	22,769
Operating income (loss)	628	3,179	767	(608)
Income (loss) from continuing operations	(575)	1,226	(547)	(9,427)
Loss from discontinued operations	(29)	(123)	(11)	(69)
Net income (loss)	$(604)	$1,103	$(558)	$(9,496)
Basic earnings (loss) per share:
Continuing operations	$(0.04)	$0.08	$(0.03)	$(0.60)
Discontinued operations	(0.00)	(0.01)	(0.00)	(0.00)
Net income (loss)	$(0.04)	$0.07	$(0.03)	$(0.60)
Diluted earnings (loss) per share:
Continuing operations	$(0.04)	$0.08	$(0.03)	$(0.60)
Discontinued operations	(0.00)	(0.01)	(0.00)	(0.00)
Net income (loss)	$(0.04)	$0.07	$(0.03)	$(0.60)

Common Stock Prices:
High	$3.95	$5.21	$4.75	$4.30
Low	3.35	3.30	3.75	3.40

2016	1ST	2ND	3RD	4TH (1)
Net sales	$89,234	$105,316	$100,297	$102,606
Gross profit	19,506	28,242	25,831	21,846
Operating income (loss)	(5,840)	3,403	1,916	(2,894)
Income (loss) from continuing operations	(4,757)	1,615	573	(2,638)
Loss from discontinued operations	(10)	(3)	(39)	(79)
Income (loss) on disposal of discontinued operations	—	65	—	(5)
Net income (loss)	$(4,767)	$1,677	$534	$(2,722)
Basic earnings (loss) per share:
Continuing operations	$(0.30)	$0.10	$0.04	$(0.17)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)
Disposal of discontinued operations	—	0.00	—	(0.00)
Net income (loss)	$(0.30)	$0.10	$0.04	$(0.18)
Diluted earnings (loss) per share:
Continuing operations	$(0.30)	$0.10	$0.04	$(0.17)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)
Disposal of discontinued operations	—	0.00	—	(0.00)
Net income (loss)	$(0.30)	$0.10	$0.04	$(0.18)

Common Stock Prices:
High	$5.66	$4.89	$5.15	$5.56
Low	3.25	3.00	3.15	3.20

(1) The fourth quarter of 2016 contains 14 weeks, all other quarters presented in 2017 and 2016 contain 13 weeks.

Table of Contents    14

Shareholder Return Performance Presentation

We compare our performance to two different industry indices published by Dow Jones, Inc. The first of these is the Dow Jones US Furnishings Index, which is composed of publicly traded companies classified by Dow Jones in the furnishings industry. The second is the Dow Jones US Building Materials & Fixtures Index, which is composed of publicly traded companies classified by Dow Jones in the building materials and fixtures industry.

In accordance with SEC rules, set forth below is a line graph comparing the yearly change in the cumulative total shareholder return on our Common Stock against the total return of the Standard & Poor's Small Cap 600 Stock Index, plus both the Dow Jones US Furnishings Index and the Dow Jones US Building Materials & Fixtures Index, in each case for the five year period ended December 31, 2017. The comparison assumes that $100.00 was invested on December 31, 2012, in our Common Stock, the S&P Small Cap 600 Index, and each of the two Peer Groups, and assumes the reinvestment of dividends.

The foregoing shareholder performance presentation shall not be deemed "soliciting material" or to be "filed" with the Commission subject to Regulation 14A, or subject to the liabilities of Section 18 of the Exchange Act.

Table of Contents    15

Item 6.	SELECTED FINANCIAL DATA

The Dixie Group, Inc.
Historical Summary
(dollars in thousands, except share and per share data)

FISCAL YEARS	2017 (1)	2016 (2)	2015 (3)	2014 (4)(5)	2013 (6)
OPERATIONS
Net sales	$412,462	$397,453	$422,483	$406,588	$344,374
Gross profit	101,213	95,425	106,230	95,497	85,570
Operating income (loss)	3,965	(3,415)	1,990	(5,236)	8,855
Income (loss) from continuing operations before taxes	(1,813)	(8,829)	(2,992)	1,726	4,979
Income tax provision (benefit)	7,509	(3,622)	(714)	1,053	(577)
Income (loss) from continuing operations	(9,322)	(5,207)	(2,278)	673	5,556
Depreciation and amortization	12,947	13,515	14,119	12,850	10,230
Dividends	—	—	—	—	—
Capital expenditures	12,724	4,904	6,826	9,492	11,438
Assets purchased under capital leases & notes, including deposits utilized and accrued purchases	859	427	5,403	23,333	1,865
FINANCIAL POSITION
Total assets	$282,838	$268,987	$298,218	$290,447	$243,557
Working capital	105,113	81,727	98,632	100,602	89,057
Long-term debt	123,446	98,256	115,907	117,153	100,521
Stockholders' equity	79,263	87,122	90,804	92,977	70,771
PER SHARE
Income (loss) from continuing operations:
Basic	$(0.59)	$(0.33)	$(0.15)	$0.03	$0.42
Diluted	(0.59)	(0.33)	(0.15)	0.03	0.42
Dividends:
Common Stock	—	—	—	—	—
Class B Common Stock	—	—	—	—	—
Book value	4.91	5.40	5.67	5.90	5.32
GENERAL
Weighted-average common shares outstanding:
Basic	15,698,915	15,638,112	15,535,980	14,381,601	12,736,835
Diluted	15,698,915	15,638,112	15,535,980	14,544,073	12,851,917
Number of shareholders (7)	2,800	3,000	3,000	3,000	2,350
Number of associates	1,930	1,746	1,822	1,740	1,423

(1)	Includes expenses of $636, or $404 net of tax, for facility consolidation and severance expenses in 2017.

(2)	Includes expenses of $1,456, or $859 net of tax, for facility consolidation expenses in 2016.

(3)	Includes expenses of $2,946, or $1,915 net of tax, for facility consolidation expenses in 2015.

(4)	Includes the results of operations of Atlas Carpet Mills, Inc. and Burtco Enterprises, Inc. subsequent to their acquisitions on March 19, 2014 and September 22, 2014, respectively.

(5)
Includes expenses of $5,514, or $3,364 net of tax, for facility consolidation expenses, $1,133, or $691 net of tax, for impairment of assets and income of $11,110, or $6,777 net of tax, for bargain purchases on the acquisitions of Atlas Carpet Mills and Burtco Enterprises.

(6)	Includes the results of operations of Robertex, Inc subsequent to its acquisition on June 30, 2013.

(7)
The approximate number of record holders of our Common Stock for 2013 through 2017 includes Management's estimate of shareholders who held our Common Stock in nominee names as follows:  2013 - 1,900 shareholders; 2014 - 2,550 shareholders; 2015 - 2,550 shareholders; 2016 - 2,600 shareholders; 2017 - 2,400 shareholders.

Table of Contents    16

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

OVERVIEW

Our business consists principally of marketing, manufacturing and selling floorcovering products to high-end residential and commercial customers through our various sales forces and brands. We focus exclusively on the upper-end of the floorcovering market where we believe we have strong brands and competitive advantages with our style and design capabilities and customer relationships. Our Fabrica, Masland, and Dixie Home brands have a significant presence in the high-end residential floorcovering markets. Our Atlas Carpet Mills and Masland Contract brands, participate in the upper-end specified commercial marketplace. Dixie International sells all of our brands outside of the North American market.

Our business is primarily concentrated in areas of the soft floorcovering markets which include broadloom carpet, carpet tiles and rugs.  However, over the past few years, there has been a significant shift in the flooring marketplace as hard surface products have grown at a rate much faster than soft surface products. We have responded to this accelerated shift to hard surface flooring by launching several initiatives in both our residential and commercial brands. Our commercial brands offer luxury vinyl flooring (“LVF”) products under the Calibré brand in the commercial markets. Our residential brands, Dixie Home and Masland Residential, offer Stainmaster® PetProtect™ luxury vinyl flooring. Beginning in 2018, our residential brand, Fabrica, will offer a high-end engineered wood line.

During 2017, our net sales increased 3.8%, or 5.2% on a “net sales as adjusted” for the difference in the number of weeks in the period, compared with 2016. Sales of residential products increased 8.0%, or 9.3% on a “net sales as adjusted” basis, in 2017 versus 2016, while, we estimate, the industry was up in low single digits. We anticipate the residential housing market will have steady but moderate growth over next several years. Commercial product sales decreased 0.8%, or increased 0.9% on a “net sales as adjusted” basis, during 2017, while, we believe, the industry was down in the low single digits. We anticipate the commercial market to have moderate growth for next year. (See Reconciliation of Net Sales to Net Sales as Adjusted below.)

In 2017, we had operating income of $4.0 million compared with an operating loss of $3.4 million in 2016. Despite the improved sales volumes in 2017, our gross profit was adversely affected by rising costs in raw materials and increased operating costs. Additionally, we incurred startup costs related to several manufacturing initiatives including (1) adding yarn processing at our Atmore, Alabama facility, (2) installing a pre-coat line for our modular tile products, (3) completing our Colormaster beck dye and skein dye consolidation, and (4) starting up our Porterville yarn operation in California. With the completion of these initiatives, we have in place a foundation that will allow us to operate more efficiently and reduce waste costs. In addition, as set forth below, we incurred expenses related to our Profit Improvement Plan during the year as we consolidated our two commercial brands.

During the fourth quarter of 2017, we announced a Profit Improvement Plan to improve profitability through lower cost and streamlined decision making and aligning processes to maximize efficiency. The plan includes consolidating the management of Dixie's two commercial brands, Atlas Carpet Mills and Masland Contract, under one management team, sharing operations in sales, marketing, product development and manufacturing. Specific to this plan includes focusing nearly all commercial solution dyed make-to-order production in our Atmore, Alabama operations where we have developed such make-to-order capabilities over the last 5 years. Further, we are aligning our west coast production facilities, better utilizing our west coast real estate by moving production to our Porterville, California and Atmore, Alabama operations and preparing for more efficient distribution of our west coast products. In addition, we had reductions in related support functions such as accounting and information services. As a result of this plan, we took a charge of approximately $636 thousand in the fourth quarter of 2017. We estimate additional charges of approximately $746 in fiscal 2018. We estimate annualized reductions in cost in excess of $3 million per year once the Plan is fully implemented in 2018.

Table of Contents    17

RESULTS OF OPERATIONS

Fiscal Year Ended December 30, 2017 Compared with Fiscal Year Ended December 31, 2016

	Fiscal Year Ended (amounts in thousands)
	December 30, 2017	% of Net Sales	December 31, 2016	% of Net Sales	Increase (Decrease)	% Change
Net sales	$412,462	100.0%	$397,453	100.0%	$15,009	3.8%
Cost of sales	311,249	75.5%	302,028	76.0%	9,221	3.1%
Gross profit	101,213	24.5%	95,425	24.0%	5,788	6.1%
Selling and administrative expenses	96,171	23.3%	96,983	24.4%	(812)	(0.8)%
Other operating expense, net	441	0.1%	401	0.1%	40	10.0%
Facility consolidation and severance expenses, net	636	0.2%	1,456	0.4%	(820)	(56.3)%
Operating income (loss)	3,965	0.9%	(3,415)	(0.9)%	7,380	(216.1)%
Interest expense	5,739	1.4%	5,392	1.4%	347	6.4%
Other expense, net	39	—%	22	—%	17	77.3%
Loss before taxes	(1,813)	(0.5)%	(8,829)	(2.3)%	7,016	(79.5)%
Income tax provision (benefit)	7,509	1.8%	(3,622)	(0.9)%	11,131	(307.3)%
Loss from continuing operations	(9,322)	(2.3)%	(5,207)	(1.4)%	(4,115)	79.0%
Loss from discontinued operations	(233)	(0.1)%	(131)	—%	(102)	77.9%
Income on disposal of discontinued operations	—	—%	60	—%	(60)	—%
Net loss	$(9,555)	(2.4)%	$(5,278)	(1.4)%	$(4,277)	81.0%

Our fiscal year ended December 30, 2017 had 52 weeks and fiscal year ended December 31, 2016 had 53 weeks. Discussions below related to percentage changes in net sales for the annual periods have been adjusted to reflect the comparable number of weeks and are qualified with the term “net sales as adjusted”. For comparative purposes, we define "net sales as adjusted" as net sales less the last week of sales in a 53 week fiscal year. We believe “net sales as adjusted” will assist our financial statement users in obtaining comparable data between the reporting periods. (See reconciliation of net sales to net sales as adjusted in the table below.)

Reconciliation of Net Sales to Net Sales as Adjusted

	Fiscal Year Ended (amounts in thousands)
	Net Sales December 30, 2017	Net Sales December 31, 2016	Week 53	Net Sales as Adjusted December 31, 2016	Increase (Decrease)	Net Sales as Adjusted % Change
Net sales as adjusted	$412,462	$397,453	$(5,380)	$392,073	$20,389	5.2%

Net Sales. Net sales for the year ended December 30, 2017 were $412.5 million compared with $397.5 million in the year-earlier period, an increase of 3.8%, or 5.2% on a “net sales as adjusted” basis, for the year-over-year comparison. Sales for the industry were flat for 2017 compared with the prior year. Our 2017 year-over-year floorcovering sales comparison reflected an increase of 5.0%, or 6.5% on a “net sales as adjusted” basis, in net sales. Sales of residential floorcovering products were up 8.0%, or 9.3% on a “net sales as adjusted” basis, and sales of commercial floorcovering products decreased 0.8%, or increased 0.9% on a “net sales as adjusted” basis. The increase in net sales was due to strong demand for our residential products through our mass merchant distribution channels. We gained market space on the west coast vacated by Royalty Carpet Mills when they ceased operations during June of 2017.

Gross Profit. Gross profit, as a percentage of net sales, increased 0.5 percentage points in 2017 compared with 2016. Despite the improved sales volumes in 2017, our gross profit was adversely affected by rising costs in raw materials and increased operating costs. We incurred startup costs related to several manufacturing initiatives including (1) adding yarn processing at our Atmore, Alabama facility, (2) installing a pre-coat line for our modular tile products, (3) completing our Colormaster beck dye and skein dye consolidation, and (4) starting up our Porterville yarn operation in California. With the completion of these initiatives, we have in place a foundation that will allow us to operate more efficiently and reduce waste costs.

Table of Contents    18

Selling and Administrative Expenses. Selling and administrative expenses were $96.2 million in 2017 compared with $97.0 million in 2016, or a decrease of 1.1% as a percentage of sales. Selling and administrative expenses decreased as a percentage of sales primarily as a result of the higher sales volumes during 2017. In addition, selling and administrative expenses decreased as a result of lower sampling expenses in 2017 compared with 2016.

Other Operating Expense, Net. Net other operating expense was an expense of $441 thousand in 2017 compared with expense of $401 thousand in 2016.

Facility Consolidation and Severance Expenses, Net. Facility consolidation expenses were $636 thousand in 2017 compared with $1.5 million in the year-earlier period. Facility consolidation expenses decreased in 2017 as we completed our Warehousing, Distribution & Manufacturing Consolidation Plan during 2016. During 2017, we announced a Profit Improvement Plan which included the consolidation of our two commercial brands. This plan will consolidate the brands into one management team, sharing operations in sales, marketing, product development and manufacturing. As a result of this plan, we incurred expenses of $636 thousand during 2017 primarily related to severance costs.

Operating Income (Loss). Operations reflected operating income of $4.0 million in 2017 compared with an operating loss of $3.4 million in 2016. Despite the improved sales volumes in 2017, our gross profit was adversely affected by rising costs in raw materials and increased operating costs. We incurred startup costs related to several manufacturing initiatives including (1) adding yarn processing at our Atmore, Alabama facility, (2) installing a pre-coat line for our modular tile products, (3) completing our Colormaster beck dye and skein dye consolidation, and (4) starting up our Porterville yarn operation in California. With the completion of these initiatives, we have in place a foundation that will allow us to operate more efficiently and reduce waste costs. In addition, we incurred expenses related to our Profit Improvement Plan during the year as we consolidated our two commercial brands.

Interest Expense. Interest expense increased $347 thousand in 2017 principally due to higher levels of debt and higher rates than a year ago.

Income Tax Provision (Benefit). On December 22, 2017, the President signed the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Consequently, we wrote down our net deferred tax assets as of December 30, 2017 by $8.2 million to reflect the estimated impact of the Tax Act. This amount included a charge of $1.8 million related to the re-measurement of certain net deferred tax assets using the lower U.S. corporate income tax rate and a charge of $6.4 million to increase our valuation allowance related to our net deferred tax asset. The majority of the increase in the valuation allowance is related to the revised treatment of net operating losses under the Tax Act. Absent the impact of the Tax Act, our effective income tax benefit rate for 2017 would have been 36.4%.

While we have substantially completed our provisional analysis of the income tax effects of the Tax Act and recorded a reasonable estimate of such effects, the charge related to the Tax Act may differ, possibly materially, due to, among other things, further refinement of our calculations, changes in interpretations and assumptions that we have made or additional guidance that may be issued related to the Tax Act. We will complete our analysis over a one-year measurement period from the enactment date, and any adjustments during this measurement period will be included in income from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined.

Our effective income tax rate was a benefit of 41.0% in 2016. In 2016, we increased our valuation allowances by $106 thousand related to state income tax loss carryforwards and state income tax credit carryforwards. Additionally, 2016 included approximately $395 thousand of federal tax credits.

Net Loss. Continuing operations reflected a loss of $9.3 million, or $0.59 per diluted share in 2017, compared with a loss from continuing operations of $5.2 million, or $0.33 per diluted share in 2016. Our discontinued operations reflected a loss of $233 thousand, or $0.01 per diluted share in 2017 compared with a loss of $131 thousand, or $0.01 per diluted share and income on disposal of discontinued operations of $60 thousand, or $0.00 per diluted share in 2016. Including discontinued operations, we had a net loss of $9.6 million, or $0.60 per diluted share, in 2017 compared with a net loss of $5.3 million, or $0.34 per diluted share, in 2016.

Table of Contents    19

Fiscal Year Ended December 31, 2016 Compared with Fiscal Year Ended December 26, 2015

	Fiscal Year Ended (amounts in thousands)
	December 31, 2016	% of Net Sales	December 26, 2015	% of Net Sales	Increase (Decrease)	% Change
Net sales	$397,453	100.0%	$422,483	100.0%	$(25,030)	(5.9)%
Cost of sales	302,028	76.0%	316,253	74.9%	(14,225)	(4.5)%
Gross profit	95,425	24.0%	106,230	25.1%	(10,805)	(10.2)%
Selling and administrative expenses	96,983	24.4%	100,422	23.8%	(3,439)	(3.4)%
Other operating expense, net	401	0.1%	872	0.2%	(471)	(54.0)%
Facility consolidation and severance expenses, net	1,456	0.4%	2,946	0.7%	(1,490)	(50.6)%
Operating income (loss)	(3,415)	(0.9)%	1,990	0.4%	(5,405)	(271.6)%
Interest expense	5,392	1.4%	4,935	1.2%	457	9.3%
Other expense, net	22	—%	47	—%	(25)	(53.2)%
Loss before taxes	(8,829)	(2.3)%	(2,992)	(0.8)%	(5,837)	195.1%
Income tax benefit	(3,622)	(0.9)%	(714)	(0.2)%	(2,908)	407.3%
Loss from continuing operations	(5,207)	(1.4)%	(2,278)	(0.6)%	(2,929)	128.6%
Loss from discontinued operations	(131)	—%	(148)	—%	17	(11.5)%
Income on disposal of discontinued operations	60	—%	—	—%	60	—%
Net loss	$(5,278)	(1.4)%	$(2,426)	(0.6)%	$(2,852)	117.6%

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

Reconciliation of Net Sales to Net Sales as Adjusted

	Fiscal Year Ended (amounts in thousands)
	Net Sales December 31, 2016	Week 53	Net Sales as Adjusted December 31, 2016	Net Sales December 26, 2015	Increase (Decrease)	Net Sales as Adjusted % Change
Net sales as adjusted	$397,453	$(5,380)	$392,073	$422,483	$(30,410)	(7.2)%

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

Table of Contents    20

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

Facility Consolidation and Severance Expenses, Net. Facility consolidation expenses were $1.5 million in 2016 compared with $2.9 million in the year-earlier period. Facility consolidation expenses decreased in 2016 as we completed our consolidation plans during the year. During 2016, we initially accrued $690 thousand to finalize the cleanup of the site of our former waste water treatment plant that was disposed of in 2014. During the fourth quarter of 2016, we lowered the accrual by $359 thousand as we were able to refine the plan. Accordingly, if the actual costs are higher or lower, we would record an additional charge or benefit, respectively, as appropriate.

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

Other Expense, Net. Other expense, net was an expense of $22 thousand compared with expense of $47 thousand in 2015.

Income Tax Benefit. Our effective income tax rate was a benefit of 41.0% in 2016. In 2016, we increased our valuation allowances by $106 thousand related to state income tax loss carryforwards and state income tax credit carryforwards. Additionally, 2016 included approximately $395 thousand of federal tax credits. Our effective income tax rate was a benefit of 23.9% in 2015. In 2015, we increased our valuation allowances by $977 thousand related to state income tax loss carryforwards and state income tax credit carryforwards. Additionally, 2015 included approximately $441 thousand of federal tax credits.

Net Loss. Continuing operations reflected a loss of $5.2 million, or $0.33 per diluted share in 2016, compared with a loss from continuing operations of $2.3 million, or $0.15 per diluted share in 2015. Our discontinued operations reflected a loss of $131 thousand, or $0.01 per diluted share and income on disposal of discontinued operations of $60 thousand, or $0.00 per diluted share in 2016 compared with a loss of $148 thousand, or $0.01 per diluted share in 2015. Including discontinued operations, we had a net loss of $5.3 million, or $0.34 per diluted share, in 2016 compared with a net loss of $2.4 million, or $0.16 per diluted share, in 2015.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 30, 2017, cash used in operations was $9.6 million. Inventories increased $16.4 million, receivables increased $2.9 million and accounts payable and accrued expenses decreased $3.2 million. In order to better service our customers, we increased inventory levels. Receivables increased on higher sales volume.

Capital asset acquisitions for the year ended December 30, 2017 were $13.6 million; $12.7 million of cash used in investing activities, $680 thousand of equipment acquired under capital leases and notes payable and $179 thousand for accrued purchases. Depreciation and amortization for the year ended December 30, 2017 were $12.9 million. We expect capital expenditures to be approximately $6.0 million in 2018 while depreciation and amortization is expected to be approximately $13.0 million. Planned capital expenditures in 2018 are primarily for new equipment.

During the year ended December 30, 2017, cash provided by financing activities was $22.2 million. We had borrowings of $27.1 million on the revolving credit facility and $7.6 million on notes payables and payments of $10.7 million on notes payable and lease obligations.

We believe our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements under current operating conditions. As of December 30, 2017, the unused borrowing availability under our revolving credit facility was $32.9 million. Our revolving credit facility requires us to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability is less than $16.5 million. As of the date hereof, our fixed coverage ratio was less than 1.1 to 1.0, accordingly the unused availability accessible by us was $16.4 million (the amount above $16.5 million) at December 30, 2017. Significant additional cash expenditures above our normal liquidity requirements, significant deterioration in economic conditions or continued operating losses could affect our business and require supplemental financing or other funding sources. There can be no assurance that such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us.

Table of Contents    21

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

At our election, advances of the revolving credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2 or 3 month periods, as selected by us, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate plus 1.00%, plus an applicable margin ranging between 0.50% and 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. As of December 30, 2017, the applicable margin on our revolving credit facility was 1.75%. We pay an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.375% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 4.12% at December 30, 2017 and 4.40% at December 31, 2016.

The revolving credit facility includes certain affirmative and negative covenants that impose restrictions on our financial and business operations. The revolving credit facility restricts our borrowing availability if our fixed charge coverage ratio is less than 1.1 to 1.0. During any period that our fixed charge coverage ratio is less than 1.1 to 1.0, our borrowing availability is reduced by $16.5 million. As of December 30, 2017, the unused borrowing availability under the revolving credit facility was $32.9 million; however, since our fixed charge coverage ratio was less than 1.1 to 1.0, the unused availability accessible by us was $16.4 million (the amount above $16.5 million) at December 30, 2017.

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

Acquisition Note Payable - Development Authority of Gordon County. On November 2, 2012, we signed a 6% seller-financed note of $5.5 million with Lineage PCR, Inc. (“Lineage”) related to the acquisition of the continuous carpet dyeing facility in Calhoun, Georgia. Effective December 28, 2012 through a series of agreements between us, the Development Authority of Gordon County, Georgia (the “Authority”) and Lineage, obligations with identical payment terms as the original note to Lineage were now payment obligations to the Authority. These transactions were consummated in order to provide us with a tax abatement to the related real estate and equipment at this facility. The tax abatement plan provided for abatement for certain components of the real and personal property taxes for up to ten years. At any time, we had the option to pay off the obligation, plus a nominal amount. The debt to the Authority bore interest at 6% and was payable in equal monthly installments of principal and interest of $106 thousand over 57 months. The note matured on November 2, 2017 and the final installment was paid at that time.

Acquisition Note Payable - Robertex. On July 1, 2013, we signed a 4.5% seller-financed note of $4.0 million, which was recorded at a fair value of $3.7 million with Robert P. Rothman related to the acquisition of Robertex Associates, LLC ("Robertex") in Calhoun, Georgia. The note is payable in five annual installments of principal of $800 thousand plus interest. The note matures June 30, 2018.

Notes Payable - Equipment and Other. Our equipment financing notes have terms ranging from one to seven years, bear interest ranging from 1.00% to 7.68% and are due in monthly or quarterly installments through their maturity dates. The notes are secured by the specific equipment financed and do not contain financial covenants. (See Note 9 to our Consolidated Financial Statements).

Capital Lease Obligations. Our capital lease obligations have terms ranging from three to seven years, bear interest ranging from 3.55% to 7.37% and are due in monthly or quarterly installments through their maturity dates. The capital lease obligations are secured by the specific equipment leased. (See Note 9 to our Consolidated Financial Statements).

Table of Contents    22

Contractual Obligations

The following table summarizes our future minimum payments under contractual obligations as of December 30, 2017

	Payments Due By Period
	(dollars in millions)
	2018	2019	2020	2021	2022	Thereafter	Total
Debt	$5.5	$2.8	$1.9	$99.4	$1.0	$8.8	119.4
Interest - debt (1)	5.0	4.8	4.8	3.6	0.4	0.7	19.3
Capital leases	4.3	3.4	3.2	2.5	0.9	0.2	14.5
Interest - capital leases	0.7	0.5	0.3	0.2	0.1	—	1.8
Operating leases	3.7	2.9	2.4	1.9	1.4	3.5	15.8
Purchase commitments	1.1	—	—	—	—	—	1.1
Totals	20.3	14.4	12.6	107.6	3.8	13.2	171.9

(1) Interest rates used for variable rate debt were those in effect at December 30, 2017.

Stock-Based Awards

We recognize compensation expense related to share-based stock awards based on the fair value of the equity instrument over the period of vesting for the individual stock awards that were granted. At December 30, 2017, the total unrecognized compensation expense related to unvested restricted stock awards was $1.4 million with a weighted-average vesting period of 7.3 years. At December 30, 2017, the total unrecognized compensation expense related to Directors' Stock Performance Units was $34 thousand with a weighted-average vesting period of 0.3 years. At December 30, 2017, the total unrecognized compensation expense related to unvested stock options was $211 thousand with a weighted-average vesting period of 1.4 years.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at December 30, 2017 or December 31, 2016.

Income Tax Considerations

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Consequently, we wrote down our net deferred tax assets as of December 30, 2017 by $8.2 million to reflect the estimated impact of the Tax Act. This amount included a charge of $1.8 million related to the re-measurement of certain net deferred tax assets using the lower U.S. corporate income tax rate and a charge of $6.4 million to increase our valuation allowance related to our net deferred tax asset. The majority of the increase in the valuation allowance is related to the revised treatment of net operating losses under the Tax Act.

While we have substantially completed our provisional analysis of the income tax effects of the Tax Act and recorded a reasonable estimate of such effects, the charge related to the Tax Act may differ, possibly materially, due to, among other things, further refinement of our calculations, changes in interpretations and assumptions that we have made or additional guidance that may be issued related to the Tax Act. We will complete our analysis over a one-year measurement period from the enactment date, and any adjustments during this measurement period will be included in income from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined.

During 2018 and 2019, we do not anticipate any cash outlays for income taxes. This is due to tax loss carryforwards and tax credit carryforwards that will be used to offset taxable income. At December 30, 2017, we were in a net deferred tax liability position of $1.1 million.

Discontinued Operations - Environmental Contingencies

We have reserves for environmental obligations established at five previously owned sites that were associated with our discontinued textile businesses. We have a reserve of $1.7 million for environmental liabilities at these sites as of December 30, 2017. The liability established represents our best estimate of loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from our estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

Table of Contents    23

Fair Value of Financial Instruments

At December 30, 2017, we had $25 thousand of liabilities measured at fair value that fall under a level 3 classification in the hierarchy (those subject to significant management judgment or estimation).

Certain Related Party Transactions

During 2017, we purchased a portion of our product needs in the form of fiber, yarn and carpet from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of our company. An affiliate of Mr. Shaw reported holding approximately 7.4% of our Common Stock, which as of year-end represented approximately 3.5% of the total vote of all classes of our Common Stock. Engineered Floors is one of several suppliers of such materials. Total purchases from Engineered Floors for 2017, 2016 and 2015 were approximately $7.2 million, $7.3 million and $8.8 million, respectively; or approximately 2.3%, 2.4% and 2.8% of our consolidated costs of sales in 2017, 2016 and 2015, respectively. Purchases from Engineered Floors are based on market value, negotiated prices. We have no contractual commitments with Mr. Shaw associated with our business relationship with Engineered Floors. Transactions with Engineered Floors are reviewed annually by our board of directors.

We are party to a 5-year lease with the seller of Atlas Carpet Mills, Inc. to lease three manufacturing facilities as part of the acquisition in 2014. The lessor is controlled by an associate of our company. Rent paid to the lessor during 2017, 2016 and 2015 was $978 thousand, $793 thousand and $458 thousand, respectively. The lease was based on current market values for similar facilities.

We are party to a 10-year lease with the Rothman Family Partnership to lease a manufacturing facility as part of the Robertex acquisition in 2013. The lessor is controlled by an associate of our company. Rent paid to the lessor during 2017, 2016 and 2015 was $273 thousand, $267 thousand and $262 thousand, respectively. The lease was based on current market values for similar facilities. In addition, we have a note payable to Robert P. Rothman related to the acquisition of Robertex, Inc. (See Note 9 to our Consolidated Financial Statements).

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

Table of Contents    24

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

•
Goodwill. Goodwill is tested annually for impairment during the fourth quarter or earlier if significant events or substantive changes in circumstances occur that may indicate that goodwill may not be recoverable. The goodwill impairment tests are based on determining the fair value of the specified reporting units based on management judgments and assumptions using the discounted cash flows and comparable company market valuation approaches. We have identified our reporting unit as our floorcovering business for the purposes of allocating goodwill and assessing impairments. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about sales growth rates, operating margins, the weighted average cost of capital (“WACC”), synergies from the viewpoint of a market participant and comparable company market multiples. When developing these key judgments and assumptions, we consider economic, operational and market conditions that could impact the fair value of the reporting unit. However, estimates are inherently uncertain and represent only management’s reasonable expectations regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. If we were unable to maintain cash flow at current levels for a prolonged period of time, we could fail to meet our goodwill tests. We are concentrated in the soft floorcovering part of the market and this area of the market has been shrinking. If we are unable to develop products that allow us to maintain or enhance our position in the upper end of the soft floorcovering portion of the market or are unable to generate growth through the offering of hard surface products we could lose the ability to generate sufficient cash flows to justify our calculations. Should a significant or prolonged deterioration in economic conditions occur, a substantial increase in our cost of capital occur or a decline in comparable company market multiples, then key judgments and assumptions could be impacted. We performed our annual assessment of goodwill in the fourth quarters of 2017, 2016 and 2015 and no impairment was indicated. In addition, at December 30, 2017, our reporting segment was not at risk of failing the goodwill impairment test. The estimated fair value exceeded the carrying amount at the date of testing in excess of 30%.

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

•
Income taxes. Our effective tax rate is based on income, statutory tax rates and tax planning opportunities available in the jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in a future period. We evaluate the recoverability of these future tax benefits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely on estimates, including business forecasts and other projections of financial results over an extended period of time. In the event that we are not able to realize all or a portion of our deferred tax assets in the future, a valuation allowance is provided. We recognize such amounts through a charge to income in the period in which that determination is made or when tax law changes are enacted. We had valuation allowances of $13.0 million at December 30, 2017 and $5.4 million at December 31, 2016. On December 22, 2017, the President signed the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Consequently, we wrote down our net deferred tax assets as of December 30, 2017 by $8.2 million to reflect the estimated impact of the Tax Act. This amount included a charge of $1.8 million related to the re-measurement of certain net deferred tax assets using the lower U.S. corporate income tax rate and a charge of $6.4 million to increase our valuation allowance related to our net deferred tax asset. The majority of the increase in the valuation allowance is related to the revised treatment of net operating losses under the Tax Act. While we have substantially completed our provisional analysis of the income tax effects of the Tax Act and recorded a reasonable estimate of such effects, the charge related to the Tax Act may differ, possibly materially, due to, among other things, further refinement of our calculations, changes in interpretations and assumptions that we have made or additional guidance that may be issued related to the Tax Act. We will complete our analysis over a one-year measurement period from the enactment date, and any adjustments during this measurement period will be included in income from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined. At December 30, 2017, we were in a net deferred tax liability position of $1.1 million. For further information regarding our valuation allowances, see Note 13 to the consolidated financial statements and for information regarding our assumption of future taxable income see Income Tax Considerations included in this report.

•
Loss contingencies. We routinely assess our exposure related to legal matters, environmental matters, product liabilities or any other claims against our assets that may arise in the normal course of business. If we determine that it is probable a loss has been incurred, the amount of the loss, or an amount within the range of loss, that can be reasonably estimated will be recorded.

Table of Contents    25

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

At December 30, 2017, $47,708, or approximately 36% of our total debt, was subject to floating interest rates. A one-hundred basis point fluctuation in the variable interest rates applicable to this floating rate debt would have an annual pre-tax impact of approximately $477.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary financial information required by ITEM 302 of Regulation S-K is included in PART II, ITEM 5 of this report and the Financial Statements are included in a separate section of this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 30, 2017, the date of the financial statements included in this Form 10-K (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

The sections entitled "Information about Nominees for Director" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 2, 2018 are incorporated herein by reference. Information regarding the executive officers of the registrant is presented in PART I of this report.

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

Audit Committee

We have a standing audit committee.  At December 30, 2017, members of our audit committee are Michael L. Owens, Chairman, William F. Blue, Jr., Charles E. Brock, Walter W. Hubbard, Lowry F. Kline, Hilda W. Murray and John W. Murrey, III.

Item 11.	EXECUTIVE COMPENSATION

The sections entitled "Compensation Discussion and Analysis", "Executive Compensation Information" and "Director Compensation" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 2, 2018 are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled "Principal Shareholders", as well as the beneficial ownership table (and accompanying notes), in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 2, 2018 are incorporated herein by reference.

Equity Compensation Plan Information as of December 30, 2017

The following table sets forth information as to our equity compensation plans as of the end of the 2017 fiscal year:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of the outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans approved by security holders	447,932	(1)	$5.02	(2)	486,600

(1)
Includes the options to purchase 103,500 shares and 203,000 shares of Common Stock under our 2006 Stock Awards Plan and 2016 Stock Awards Plan, respectively, and 141,432 Performance Units issued under the 2016 Stock Awards Plan, each unit being equivalent to one share of Common Stock. Does not include shares of Common Stock issued but not vested pursuant to outstanding restricted stock awards.

(2)
Includes the aggregate weighted-average of (i) the exercise price per share for outstanding options to purchase 103,500 shares and 203,000 shares of Common Stock under our 2006 Stock Awards Plan and 2016 Stock Awards Plan, respectively, and (ii) the price per share of the Common Stock on the grant date for each of 141,432 Performance Units issued under the 2016 Stock Awards Plan (each unit equivalent to one share of Common Stock).

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section entitled "Certain Transactions Between the Company and Directors and Officers" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 2, 2018 is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled "Audit Fees Discussion" in the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held May 2, 2018 is incorporated herein by reference.

Table of Contents    27

PART IV.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements - The response to this portion of Item 15 is submitted as a separate section of this report.
(2) Financial Statement Schedules - The response to this portion of Item 15 is submitted as a separate section of this report.
(3) Exhibits - Please refer to the Exhibit Index which is attached hereto.

(b)	Exhibits - The response to this portion of Item 15 is submitted as a separate section of this report. See Item 15(a)(3) above.

(c)	Financial Statement Schedules - The response to this portion of Item 15 is submitted as a separate section of this report. See Item 15(a)(2).

Item 16. FORM 10-K SUMMARY

None.

Table of Contents    28

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2018	The Dixie Group, Inc.

/s/ DANIEL K. FRIERSON
By: Daniel K. Frierson
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DANIEL K. FRIERSON	Chairman of the Board, Director and Chief Executive Officer	March 13, 2018
Daniel K. Frierson

/s/ JON A. FAULKNER	Vice President, Chief Financial Officer	March 13, 2018
Jon A. Faulkner

/s/ D. KENNEDY FRIERSON, JR.	Vice President, Chief Operating Officer and Director	March 13, 2018
D. Kennedy Frierson, Jr.

/s/ WILLIAM F. BLUE, JR.	Director	March 13, 2018
William F. Blue, Jr.

/s/ CHARLES E. BROCK	Director	March 13, 2018
Charles E. Brock

/s/ WALTER W. HUBBARD	Director	March 13, 2018
Walter W. Hubbard

/s/ LOWRY F. KLINE	Director	March 13, 2018
Lowry F. Kline

/s/ HILDA S. MURRAY	Director	March 13, 2018
Hilda S. Murray

/s/ JOHN W. MURREY, III	Director	March 13, 2018
John W. Murrey, III

/s/ MICHAEL L. OWENS	Director	March 13, 2018
Michael L. Owens

Table of Contents    29

ANNUAL REPORT ON FORM 10-K

ITEM 8 AND ITEM 15(a)(1) AND ITEM 15(a)(2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULES

YEAR ENDED DECEMBER 30, 2017

THE DIXIE GROUP, INC.

DALTON, GEORGIA

Table of Contents    30

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

Management, including our principal executive officer and principal financial officer, has used the criteria set forth in the report entitled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to evaluate the effectiveness of its internal control over financial reporting. Management has concluded that its internal control over financial reporting was effective as of December 30, 2017, based on those criteria.

/s/ Daniel K. Frierson
Chairman of the Board and
Chief Executive Officer

/s/ Jon A. Faulkner
Chief Financial Officer

Table of Contents    32

Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors of The Dixie Group, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Dixie Group, Inc. (the "Company") as of December 30, 2017 and December 31, 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2017, and the related notes and schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Dixon Hughes Goodman LLP
We have served as the Company's auditor since 2013.
Atlanta, Georgia
March 13, 2018

Table of Contents    33

THE DIXIE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19	$140
Receivables, net	46,480	43,605
Inventories, net	113,657	97,237
Prepaid expenses	3,600	4,376
TOTAL CURRENT ASSETS	163,756	145,358

PROPERTY, PLANT AND EQUIPMENT, NET	93,785	92,807
GOODWILL AND OTHER INTANGIBLES	5,850	6,156
OTHER ASSETS	19,447	24,666
TOTAL ASSETS	$282,838	$268,987

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$18,541	$20,683
Accrued expenses	30,291	32,826
Current portion of long-term debt	9,811	10,122
TOTAL CURRENT LIABILITIES	58,643	63,631

LONG-TERM DEBT	123,446	98,256
OTHER LONG-TERM LIABILITIES	21,486	19,978
TOTAL LIABILITIES	203,575	181,865

COMMITMENTS AND CONTINGENCIES (See Note 17)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 15,279,812 shares for 2017 and 15,248,338 shares for 2016	45,839	45,745
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 861,499 shares for 2017 and 870,714 shares for 2016	2,584	2,612
Additional paid-in capital	157,139	156,381
Accumulated deficit	(125,000)	(115,656)
Accumulated other comprehensive income (loss)	(1,299)	(1,960)
TOTAL STOCKHOLDERS' EQUITY	79,263	87,122
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$282,838	$268,987

See accompanying notes to the consolidated financial statements.

Table of Contents    34

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015
NET SALES	$412,462	$397,453	$422,483
Cost of sales	311,249	302,028	316,253
GROSS PROFIT	101,213	95,425	106,230

Selling and administrative expenses	96,171	96,983	100,422
Other operating expense, net	441	401	872
Facility consolidation and severance expenses, net	636	1,456	2,946
OPERATING INCOME (LOSS)	3,965	(3,415)	1,990

Interest expense	5,739	5,392	4,935
Other expense, net	39	22	47
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(1,813)	(8,829)	(2,992)
Income tax provision (benefit)	7,509	(3,622)	(714)
LOSS FROM CONTINUING OPERATIONS	(9,322)	(5,207)	(2,278)
Loss from discontinued operations, net of tax	(233)	(131)	(148)
Income on disposal of discontinued operations, net of tax	—	60	—
NET LOSS	$(9,555)	$(5,278)	$(2,426)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.59)	$(0.33)	$(0.15)
Discontinued operations	(0.01)	(0.01)	(0.01)
Disposal of discontinued operations	—	0.00	—
Net loss	$(0.60)	$(0.34)	$(0.16)

BASIC SHARES OUTSTANDING	15,699	15,638	15,536

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.59)	$(0.33)	$(0.15)
Discontinued operations	(0.01)	(0.01)	(0.01)
Disposal of discontinued operations	—	0.00	—
Net loss	$(0.60)	$(0.34)	$(0.16)

DILUTED SHARES OUTSTANDING	15,699	15,638	15,536

DIVIDENDS PER SHARE:
Common Stock	$—	$—	$—
Class B Common Stock	—	—	—

See accompanying notes to the consolidated financial statements.

Table of Contents    35

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015
NET LOSS	$(9,555)	$(5,278)	$(2,426)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on interest rate swaps	180	(263)	(2,410)
Income taxes	68	(100)	(916)
Unrealized gain (loss) on interest rate swaps, net	112	(163)	(1,494)

Reclassification of loss into earnings from interest rate swaps (1)	1,250	1,291	777
Income taxes	475	491	295
Reclassification of loss into earnings from interest rate swaps, net	775	800	482

Unrecognized net actuarial gain (loss) on postretirement benefit plans	11	(3)	48
Income taxes	4	(1)	18
Unrecognized net actuarial gain (loss) on postretirement benefit plans, net	7	(2)	30

Reclassification of net actuarial gain into earnings from postretirement benefit plans (2)	(30)	(33)	(40)
Income taxes	(11)	(13)	(15)
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(19)	(20)	(25)

Reclassification of prior service credits into earnings from postretirement benefit plans (2)	(4)	(4)	(86)
Income taxes	(1)	(2)	(33)
Reclassification of prior service credits into earnings from postretirement benefit plans, net	(3)	(2)	(53)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	872	613	(1,060)

COMPREHENSIVE LOSS	$(8,683)	$(4,665)	$(3,486)

(1)	Amounts for cash flow hedges reclassified from accumulated other comprehensive income (loss) to net loss were included in interest expense in the Company's Consolidated Statement of Operations.

(2)
Amounts for postretirement plans reclassified from accumulated other comprehensive income (loss) to net loss were included in selling and administrative expenses in the Company's Consolidated Statement of Operations.

See accompanying notes to the consolidated financial statements.

Table of Contents    36

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(9,322)	$(5,207)	$(2,278)
Loss from discontinued operations	(233)	(131)	(148)
Income on disposal of discontinued operations	—	60	—
Net loss	(9,555)	(5,278)	(2,426)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	12,947	13,515	14,119
Provision (benefit) for deferred income taxes	8,181	(3,260)	(730)
Net loss (gain) on property, plant and equipment disposals	170	725	(114)
Stock-based compensation expense	940	1,324	1,406
Excess tax benefits from stock-based compensation	—	(3)	(318)
Bad debt expense	70	38	146
Changes in operating assets and liabilities:
Receivables	(2,945)	7,163	(335)
Inventories	(16,420)	17,909	(10,939)
Other current assets	776	(1,014)	751
Accounts payable and accrued expenses	(3,161)	(6,827)	7,606
Other operating assets and liabilities	(609)	(371)	(557)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(9,606)	23,921	8,609

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	—	1	68
Purchase of property, plant and equipment	(12,724)	(4,904)	(6,826)
NET CASH USED IN INVESTING ACTIVITIES	(12,724)	(4,903)	(6,758)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit facility	27,125	(9,986)	(2,328)
Borrowings on notes payable - buildings	—	—	6,290
Payments on notes payable - buildings	(731)	(731)	(705)
Payments on notes payable related to acquisitions	(1,920)	(1,924)	(1,840)
Borrowings on notes payable - equipment and other	7,612	2,674	1,923
Payments on notes payable - equipment and other	(4,145)	(4,653)	(4,387)
Payments on capital leases	(3,921)	(3,171)	(2,742)
Change in outstanding checks in excess of cash	(1,695)	(932)	1,816
Proceeds from exercise of stock options	—	—	275
Repurchases of Common Stock	(116)	(152)	(584)
Excess tax benefits from stock-based compensation	—	3	318
Payments for debt issuance costs	—	(287)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	22,209	(19,159)	(1,964)

DECREASE IN CASH AND CASH EQUIVALENTS	(121)	(141)	(113)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	140	281	394
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19	$140	$281

SUPPLEMENTAL CASH FLOW INFORMATION:
Equipment purchased under capital leases	621	169	496
Equipment purchased under notes payable	59	—	2,850
Deposits utilized on purchased equipment, net	—	—	1,857
Accrued purchases of equipment	179	258	200
Shortfall of tax benefits from stock-based compensation	—	(192)	(102)
Note receivable on sale of equipment	—	—	93

See accompanying notes to the consolidated financial statements.

Table of Contents    37

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands, except share data)

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 27, 2014	$45,022	$2,293	$155,127	$(107,952)	$(1,513)	$92,977
Common Stock issued - 53,372 shares	161	—	114	—	—	275
Common Stock issued under Directors' Stock Plan - 30,738	92	—	(92)	—	—	—
Repurchases of Common Stock - 64,304 shares	(193)	—	(391)	—	—	(584)
Restricted stock grants issued - 224,625 shares	326	347	(673)	—	—	—
Restricted stock grants forfeited - 9,078 shares	(27)	—	27	—	—	—
Class B converted into Common Stock - 28,459 shares	85	(85)	—	—	—	—
Stock-based compensation expense	—	—	1,406	—	—	1,406
Excess tax benefits from stock-based compensation	—	—	216	—	—	216
Net loss	—	—	—	(2,426)	—	(2,426)
Other comprehensive loss	—	—	—	—	(1,060)	(1,060)
Balance at December 26, 2015	45,466	2,555	155,734	(110,378)	(2,573)	90,804
Repurchases of Common Stock - 35,815 shares	(107)	—	(45)	—	—	(152)
Restricted stock grants issued - 149,215 shares	354	93	(447)	—	—	—
Restricted stock grants forfeited - 1,314 shares	(4)	—	4	—	—	—
Class B converted into Common Stock - 12,144 shares	36	(36)	—	—	—	—
Stock-based compensation expense	—	—	1,324	—	—	1,324
Excess tax benefits from stock-based compensation	—	—	(189)	—	—	(189)
Net loss	—	—	—	(5,278)	—	(5,278)
Other comprehensive income	—	—	—	—	613	613
Balance at December 31, 2016	45,745	2,612	156,381	(115,656)	(1,960)	87,122
Repurchases of Common Stock - 33,112 shares	(100)	—	(16)	—	—	(116)
Restricted stock grants issued - 60,000 shares	180	—	(180)	—	—	—
Restricted stock grants forfeited - 4,629 shares	(14)	—	12	—	—	(2)
Class B converted into Common Stock - 9,215 shares	28	(28)	—	—	—	—
Stock-based compensation expense	—	—	942	—	—	942
Net loss	—	—	—	(9,555)	—	(9,555)
Other comprehensive income	—	—	—	—	872	872
Reclassification of stranded tax effects	—	—	—	211	(211)	—
Balance at December 30, 2017	$45,839	$2,584	$157,139	$(125,000)	$(1,299)	$79,263

See accompanying notes to the consolidated financial statements.

Table of Contents    38

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

The Company's businesses consist principally of marketing, manufacturing and selling finished carpet, rugs and luxury vinyl flooring in the domestic floorcovering market. The Company sells floorcovering products in both residential and commercial applications. Additionally, the Company provides manufacturing support to its carpet businesses through its separate processing operations.

Based on applicable accounting standards, the Company has determined that it has one reportable segment, Floorcovering comprising of two operating segments, Residential and Commercial. Pursuant to accounting standards, the Company has aggregated the two operating segments into one reporting segment because they have similar economic characteristics, and the operating segments are similar in all of the following areas: (a) the nature of the products and services; (b) the nature of the production processes; (c) the type or class of customer for their products and services; (d) the methods used to distribute their products or provide their services; and (e) the nature of the regulatory environment.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of The Dixie Group, Inc. and its wholly-owned subsidiaries (the "Company"). Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Fiscal Year

The Company ends its fiscal year on the last Saturday of December. All references herein to "2017," "2016," and "2015," mean the fiscal years ended December 30, 2017, December 31, 2016, and December 26, 2015, respectively. The year 2016 contained 53 weeks, all other years presented contained 52 weeks.

Reclassifications

The Company reclassified certain amounts in 2016 and 2015 to conform to the 2017 presentation.

Discontinued Operations

The financial statements separately report discontinued operations and the results of continuing operations (See Note 20).

Cash and Cash Equivalents

Highly liquid investments with original maturities of three months or less when purchased are reported as cash equivalents.

Market Risk

The Company sells carpet to floorcovering retailers, the interior design, architectural and specifier communities and supplies carpet yarn and carpet dyeing and finishing services to certain manufacturers. The Company's customers are located principally throughout the United States. As a percentage of net sales, one customer accounted for approximately 14% in 2017, 10% in 2016 and 9% in 2015. No other customer accounted for more than 10% of net sales in 2017, 2016, or 2015, nor did the Company make a significant amount of sales to foreign countries during 2017, 2016, or 2015.

Credit Risk

The Company grants credit to its customers with defined payment terms, performs ongoing evaluations of the credit worthiness of its customers and generally does not require collateral. Accounts receivable are carried at their outstanding principal amounts, less an anticipated amount for discounts and an allowance for doubtful accounts, which management believes is sufficient to cover potential credit losses based on historical experience and periodic evaluation of the financial condition of the Company's customers. As a percentage of customer's trade accounts receivable, one customer accounted for approximately 31% in 2017 and 28% in

Table of Contents    39

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

2016. Notes receivable are carried at their outstanding principal amounts, less an allowance for doubtful accounts to cover potential credit losses based on the financial condition of borrowers and collateral held by the Company.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method, which generally matches current costs of inventory sold with current revenues, for substantially all inventories.

Property, Plant and Equipment

Property, plant and equipment are stated at the lower of cost or impaired value. Provisions for depreciation and amortization of property, plant and equipment have been computed for financial reporting purposes using the straight-line method over the estimated useful lives of the related assets, ranging from 10 to 40 years for buildings and improvements, and 3 to 10 years for machinery and equipment. Costs to repair and maintain the Company's equipment and facilities are expensed as incurred. Such costs typically include expenditures to maintain equipment and facilities in good repair and proper working condition.

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

In the goodwill assessment process, the Company compares the carrying value of a reporting unit, including goodwill, to the fair value of the reporting unit to identify potential goodwill impairments. The Company estimates the fair value of the reporting unit by using both a discounted cash flow and comparable company market valuation approach. If an impairment is indicated in the assessment, the impairment would be measured as the amount by which the reporting unit's carrying value exceeds its fair value, not to exceed the carrying value of goodwill. (See Note 6).

Identifiable intangible assets with finite lives are generally amortized on a straight-line basis over their respective lives, which range from 10 to 20 years (See Note 6).

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

Income Taxes

The Company recognizes deferred income tax assets and liabilities for the future tax consequences of the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company evaluates the recoverability of these future tax benefits by assessing the adequacy of future expected taxable income from all sources. In the event that the Company is not able to realize all or a portion of the deferred tax assets in the future, a valuation allowance is provided. The Company recognizes such amounts through a charge to income in the period in which that determination is made or when tax law changes are enacted. The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense.

Derivative Financial Instruments

The Company does not hold speculative financial instruments, nor does it hold or issue financial instruments for trading purposes. The Company uses derivative instruments, currently interest rate swaps, to minimize the effects of interest rate volatility.

The Company recognizes all derivatives at fair value. Derivatives that are designated as cash flow hedges are linked to specific liabilities on the Company's balance sheet.  The Company assesses, both at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. When it is determined that a derivative is not highly effective or the derivative expires, is sold, terminated, or exercised, the Company discontinues hedge accounting for that specific hedge instrument. Changes in the fair value of effective cash flow hedges are deferred in accumulated other comprehensive income (loss) ("AOCIL") and reclassified to earnings in the same periods during which the hedge transaction affects earnings. Changes in the fair value of derivatives that are not effective cash flow hedges are recognized in results of operations.

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

Revenue Recognition

Revenues, including shipping and handling amounts, are recognized when the following criteria are met: there is persuasive evidence that a sales agreement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Delivery is not considered to have occurred until the customer takes title to the goods and assumes the risks and rewards of ownership, which is generally on the date of shipment. At the time revenue is recognized, the Company records a provision for the estimated amount of future returns including product warranties and customer claims based primarily on historical experience and any known trends or conditions that exist at the time revenue is recognized. Revenues are recorded net of taxes collected from customers.

Advertising Costs and Vendor Consideration

The Company engages in promotional and advertising programs that include rebates, discounts, points and cooperative advertising programs. Expenses relating to these programs are charged to results of operations during the period of the related benefits. These arrangements do not require significant estimates of costs. Substantially all such expenses are recorded as a deduction from sales. The cost of cooperative advertising programs is recorded as selling and administrative expenses when the Company can identify a tangible benefit associated with the program, and can reasonably estimate that the fair value of the benefit is equal to or greater than its cost. The amount of advertising and promotion expenses included in selling and administrative expenses was not significant for the years 2017, 2016, or 2015.

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

Stock-Based Compensation

The Company recognizes compensation expense relating to stock-based payments based on the fair value of the equity or liability instrument issued. Restricted stock grants with pro-rata vesting are expensed using the straight-line method. (Terms of the Company's awards are specified in Note 15). The Company accounts for forfeitures when they actually occur.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in Fiscal 2017

In July 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." Topic 330 currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. This ASU does not apply to inventory that is measured using the LIFO or the retail inventory method. This ASU was effective for the Company's fiscal year beginning January 1, 2017. The Company measures substantially all inventories using the LIFO method; therefore, the adoption of this ASU did not have an impact on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting," which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU was effective for the Company's fiscal year beginning January 1, 2017. The adoption of this ASU did not have a significant impact on the financial statements. The Company applied the ASU prospectively for the Consolidated Statements of Cash Flows. The Company made an accounting policy election to account for forfeitures when they actually occur.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The definition of a business affects areas of accounting such as acquisitions, disposals and goodwill. Under this ASU, fewer acquired sets are expected to be considered businesses. For public entities, ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted under certain circumstances. The Company has elected to early adopt this ASU beginning with its fiscal year beginning January 1, 2017. The adoption of this ASU did not have any impact on the financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. For public entities, ASU 2017-04 is effective for annual or any interim goodwill impairment tests in annual periods beginning after December 15, 2019, with early adoption permitted. The Company has elected to early adopt this ASU beginning with its fiscal year beginning January 1, 2017. The adoption of this ASU did not have any impact on the financial statements.

On December 22, 2017, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP related to the enactment of the Tax Cut and Jobs Act of 2017. This guidance was adopted in the fourth quarter of 2017. Additional information regarding this guidance is contained in Note 13.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU was released in response to a financial reporting issue that arose as a consequence of the Tax Cuts and Jobs Act enacted by the federal government on December 22, 2017. Previous U.S. GAAP required deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws or rates with the effect being included in income from continuing operations in the reporting period that included the enactment date, even in situations where the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income rather than in income from continuing operations. By not also being able to adjust items

Table of Contents    42

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

within accumulated other comprehensive income for the reduction of the historical corporate income tax rate, companies would have items in accumulated other comprehensive income that do not reflect the appropriate tax rate, referred to as a stranded tax effect. The amendments in this ASU allow the reclassification from accumulated other comprehensive income to retained earnings for any stranded tax effects that are a result of the Tax Cuts and Jobs Act. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018 and for interim periods within those fiscal years with early adoption permitted for financial statements that have not yet been issued or have not yet been made available for issuance. The Company has elected to early adopt this ASU beginning with its fiscal year ending December 30, 2017. This will allow the Company to align the timing of the reclassification of the stranded tax effects with the effect of the Tax Cuts and Jobs Act. The total amount reclassed from accumulated other comprehensive income to retained earnings was $211. The Company's policy is to release tax effects remaining in accumulated other comprehensive income as individual units of account are sold, terminated or extinguished.

Accounting Standards Yet to Be Adopted

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". The ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU and all subsequently issued clarifying ASUs will replace most existing revenue recognition guidance in U.S. GAAP. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The standard permits the use of either the retrospective or cumulative effect transition method. The ASU also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required for customer contracts, significant judgments and changes in judgments. The Company has completed the process of evaluating the effect of the adoption and determined there will be no changes required to its reported revenues as a result of the adoption. The majority of the Company's revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. Based on the Company's evaluation process and review of its contracts with customers, the timing (point in time) and amount of revenue recognized previously is consistent with the how revenue will be recognized. The Company will adopt this new standard effective January 2018, using the retrospective method approach and will expand our financial statement disclosures in order to comply with the ASU. The Company has determined that the adoption of this ASU is not anticipated to have a significant impact on its financial statements.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which addresses the recognition, measurement, presentation and disclosure of financial assets and liabilities. The ASU primarily affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not believe the adoption of this ASU will have a significant impact on its financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which amends the impairment model to utilize an expected loss methodology in place of the current incurred loss methodology, which will result in the more timely recognition of losses. For public entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company does not believe the adoption of this ASU will have a significant impact on its financial statements due to the nature of the Company's customers and the limited amount of write-offs in past years.

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

In February 2017, the FASB issued ASU No. 2017-05, "Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets." This ASU clarifies the scope and application of ASC 610-20 on the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales. The amendments are effective at the same time as the new revenue standard. For public entities, the amendments are effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. The Company is currently assessing if there will be any impact on its financial statements.

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

NOTE 3 - RECEIVABLES, NET

Receivables are summarized as follows:

	2017	2016
Customers, trade	$43,683	$39,749
Other receivables	2,930	3,963
Gross receivables	46,613	43,712
Less: allowance for doubtful accounts	(133)	(107)
Receivables, net	$46,480	$43,605

Bad debt expense was $70 in 2017, $38 in 2016, and $146 in 2015.

Table of Contents    44

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

NOTE 4 - INVENTORIES, NET

Inventories are summarized as follows:

	2017	2016
Raw materials	$39,264	$34,261
Work-in-process	24,454	16,739
Finished goods	65,172	57,053
Supplies and other	143	120
LIFO reserve	(15,376)	(10,936)
Inventories, net	$113,657	$97,237

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	2017	2016
Land and improvements	$7,886	$7,781
Buildings and improvements	62,852	62,055
Machinery and equipment	188,971	177,745
Assets under construction	2,443	2,386
	262,152	249,967
Accumulated depreciation	(168,367)	(157,160)
Property, plant and equipment, net	$93,785	$92,807

Depreciation of property, plant and equipment, including amounts for capital leases, totaled $12,436 in 2017, $12,944 in 2016 and $13,525 in 2015.

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill is $3,389 as of December 30, 2017 and December 31, 2016. The Company performed its annual assessment of goodwill in the fourth quarters of 2017, 2016, and 2015 and no impairment was indicated. The following table represents the details of the Company's intangible assets subject to amortization:

	2017			2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$208	$(80)	$128	$208	$(64)	$144
Rug design coding	144	(72)	72	144	(57)	87
Trade names	3,300	(1,039)	2,261	3,300	(764)	2,536
Total	$3,652	$(1,191)	$2,461	$3,652	$(885)	$2,767

Amortization expense for intangible assets is summarized as follows:

	2017	2016	2015
Customer relationships	$16	$16	$16
Rug design coding	15	14	14
Trade names	275	275	275
Amortization expense	$306	$305	$305

Table of Contents    45

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

The estimated future amortization expense during each of the next five fiscal years is as follows:

Year	Amount
2018	$305
2019	305
2020	305
2021	305
2022	305

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	2017	2016
Compensation and benefits (1)	$9,276	$7,492
Provision for customer rebates, claims and allowances	8,751	8,882
Advanced customer deposits	5,717	8,212
Outstanding checks in excess of cash	379	2,074
Other	6,168	6,166
Accrued expenses	$30,291	$32,826

(1)	Includes a liability related to the Company's self-insured Workers' Compensation program. This program is collateralized by letters of credit in the aggregate amount of $2,171.

NOTE 8 - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products. Product warranty reserves are included in accrued expenses in the Company's Consolidated Financial Statements. The following is a summary of the Company's product warranty activity.

	2017	2016
Product warranty reserve at beginning of period	$2,307	$2,159
Warranty liabilities accrued	6,049	6,406
Warranty liabilities settled	(6,160)	(6,687)
Changes for pre-existing warranty liabilities	(321)	429
Product warranty reserve at end of period	$1,875	$2,307

Table of Contents    46

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

NOTE 9 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	2017	2016
Revolving credit facility	$97,708	$70,583
Notes payable - buildings	12,419	13,150
Acquisition note payable - Development Authority of Gordon County	—	1,147
Acquisition note payable - Robertex	791	1,564
Notes payable - equipment and other	8,474	11,633
Capital lease obligations	14,530	11,145
Deferred financing costs, net	(665)	(844)
Total long-term debt	133,257	108,378
Less: current portion of long-term debt	9,811	10,122
Long-term debt	$123,446	$98,256

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

At the Company's election, advances of the revolving credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2 or 3 month periods, as selected by the Company, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate plus 1.00%, plus an applicable margin ranging between 0.50% and 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. As of December 30, 2017, the applicable margin on our revolving credit facility was 1.75%. The Company pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.375% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 4.12% at December 30, 2017 and 4.40% at December 31, 2016.

The revolving credit facility includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations. The revolving credit facility restricts the Company's borrowing availability if its fixed charge coverage ratio is less than 1.1 to 1.0. During any period that the fixed charge coverage ratio is less than 1.1 to 1.0, the Company's borrowing availability is reduced by $16,500. As of December 30, 2017, the unused borrowing availability under the revolving credit facility was $32,928; however, since the Company's fixed charge coverage ratio was less than 1.1 to 1.0, the unused availability accessible by the Company was $16,428 (the amount above $16,500) at December 30, 2017.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

Acquisition Note Payable - Development Authority of Gordon County

On November 2, 2012, the Company signed a 6.00% seller-financed note of $5,500 with Lineage PCR, Inc. (“Lineage”) related to the acquisition of the continuous carpet dyeing facility in Calhoun, Georgia. Effective December 28, 2012, through a series of agreements between the Company, the Development Authority of Gordon County, Georgia (the “Authority”) and Lineage, obligations with identical payment terms as the original note to Lineage were now payment obligations to the Authority. These transactions were consummated in order to provide a tax abatement to the Company related to the real estate and equipment at this facility. The tax abatement plan provided for abatement for certain components of the real and personal property taxes for up to ten years. At any time, the Company had the option to pay off the obligation, plus a nominal amount. The debt to the Authority bore interest at 6.00% and was payable in equal monthly installments of principal and interest of $106 over 57 months. The note matured on November 2, 2017 and the final installment was paid at that time.

Acquisition Note Payable - Robertex

On July 1, 2013, the Company signed a 4.50% seller-financed note of $4,000, which was recorded at a fair value of $3,749, with Robert P. Rothman related to the acquisition of Robertex Associates, LLC ("Robertex") in Calhoun, Georgia. The note is payable in five annual installments of principal of $800 plus interest. The note matures June 30, 2018.

Notes Payable - Equipment and Other

The Company's equipment financing notes have terms ranging from 1 to 7 years, bear interest ranging from 1.00% to 7.68% and are due in monthly installments through their maturity dates. The Company's equipment financing notes are secured by the specific equipment financed and do not contain any financial covenants.

Capital Lease Obligations

The Company's capitalized lease obligations have terms ranging from 3 to 7 years, bear interest ranging from 3.55% to 7.37% and are due in monthly or quarterly installments through their maturity dates. The Company's capital lease obligations are secured by the specific equipment leased.

Interest Payments and Debt Maturities

Interest payments for continuing operations were $5,373 in 2017, $5,088 in 2016, and $4,449 in 2015. Maturities of long-term debt for periods following December 30, 2017 are as follows:

	Long-Term Debt	Capital Leases (See Note 17)	Total

2018	$5,527	$4,284	$9,811
2019	2,782	3,382	6,164
2020	1,873	3,180	5,053
2021	99,446	2,534	101,980
2022	1,001	913	1,914
Thereafter	8,763	237	9,000
Total maturities of long-term debt	$119,392	$14,530	$133,922
Deferred financing costs, net	(665)	—	(665)
Total long-term debt	$118,727	$14,530	$133,257

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

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Balance Sheets as of December 30, 2017 and December 31, 2016:

	2017	2016	Fair Value Hierarchy Level
Liabilities:
Interest rate swaps (1)	$2,229	$3,695	Level 2
Contingent consideration (2)	25	200	Level 3

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

Changes in the fair value measurements using significant unobservable inputs (Level 3) during the years ending December 30, 2017 and December 31, 2016 were as follows:

	2017	2016
Beginning balance	$200	$584
Fair value adjustments	(163)	(230)
Settlements	(12)	(154)
Ending balance	$25	$200

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during 2017 or 2016. If any, the Company recognizes the transfers in or transfers out at the end of the reporting period.

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	2017		2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$19	$19	$140	$140
Notes receivable, including current portion	282	282	282	282
Financial liabilities:
Long-term debt and capital leases, including current portion	133,257	131,203	108,378	105,270
Interest rate swaps	2,229	2,229	3,695	3,695

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

The following is a summary of the Company's interest rate swaps as of December 30, 2017:

Type	Notional Amount		Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$25,000		September 1, 2016 through September 1, 2021	3.105%	1 Month LIBOR
Interest rate swap	$25,000		September 1, 2015 through September 1, 2021	3.304%	1 Month LIBOR
Interest rate swap	$7,046	(1)	November 7, 2014 through November 7, 2024	4.500%	1 Month LIBOR
Interest rate swap	$5,373	(2)	January 7, 2017 through January 7, 2025	4.300%	1 Month LIBOR
(1) Interest rate swap notional amount amortizes by $35 monthly to maturity.
(2) Interest rate swap notional amount amortizes by $26 monthly to maturity.

The following table summarizes the fair values of derivative instruments included in the Company's Consolidated Balance Sheets:

	Location on Consolidated Balance Sheets	Fair Value
		2017	2016
Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued Expenses	$842	$1,342
Interest rate swaps, long-term portion	Other Long-Term Liabilities	1,387	2,353
Total Liability Derivatives		$2,229	$3,695

The following tables summarize the pre-tax impact of derivative instruments on the Company's financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	2017	2016	2015
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$180	$(263)	$(2,410)

	Amount of Gain or (Loss) Reclassified from AOCIL on the effective portion into Income (1)(2)
	2017	2016	2015
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(1,250)	$(1,291)	$(777)

(1)	The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's Consolidated Statements of Operations.

(2)	The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to fiscal 2017 is $842.

The amount of gain (loss) recognized in income on the ineffective portion of interest rate swaps, if any, is included in other (income) expense, net on the Company's Consolidated Statements of Operations. There was no ineffective portion for the periods presented.

NOTE 12 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers a significant portion, or approximately 86% of the Company's associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $484 in 2017, $425 in 2016 and $454 in 2015.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers those associates at one facility who are under a collective-bargaining agreement, or approximately 14% of the Company's associates. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $125 in 2017, $71 in 2016 and $82 in 2015.

Table of Contents    50

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations owed to participants under this plan were $17,010 at December 30, 2017 and $14,992 at December 31, 2016 and are included in other long-term liabilities in the Company's Consolidated Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $18,232 at December 30, 2017 and $15,679 at December 31, 2016 and is included in other assets in the Company's Consolidated Balance Sheets.

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

The Company's participation in the multi-employer pension plan for 2017 is provided in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number (EIN) and the three digit plan number. The most recent Pension Protection Act (PPA) zone status available in 2017 and 2016 is for the plan's year-end at 2016 and 2015, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates a plan for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented (1)	Contributions (2)			Surcharge Imposed (1)	Expiration Date of Collective-Bargaining Agreement
		2017	2016		2017	2016	2015
The Pension Plan of the National Retirement Fund	13-6130178 - 001	Red	Red	Implemented	$313	$274	$268	Yes	6/3/2018

(1) The collective-bargaining agreement requires the Company to contribute to the plan at the rate of $0.47 per compensated hour for each covered employee. The Company will make additional contributions, as mandated by law, in accordance with the fund's 2010 Rehabilitation Plan which required a surcharge equal to $0.03 per hour (from $0.47 to $0.50) effective June 1, 2014 to May 31, 2015, a surcharge equal to $0.03 per hour (from $0.50 to $0.53) effective June 1, 2015 to May 31, 2016, a surcharge equal to $0.02 per hour (from $0.53 to $0.55) effective June 1, 2016 to May 31, 2017, and a surcharge equal to $0.03 per hour (from $0.55 to $0.58) effective June 1, 2017 to May 31, 2018, respectively. Based upon current employment and benefit levels, the Company's contributions to the multi-employer pension plan are expected to be approximately $328 for 2018.
(2) The Company's contributions to the plan do not represent more than 5% of the total contributions to the plan for the most recent plan year available.

Postretirement Plans

The Company sponsors a postretirement benefit plan that provides life insurance to a limited number of associates upon retirement as part of a collective bargaining agreement.

Table of Contents    51

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

Information about the benefit obligation and funded status of the Company's postretirement benefit plan is summarized as follows:

	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$314	$290
Service cost	7	7
Interest cost	16	15
Actuarial (gain) loss	(11)	3
Benefits paid	(1)	(1)
Benefit obligation at end of year	325	314

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	1	1
Benefits paid	(1)	(1)
Fair value of plan assets at end of year	—	—

Unfunded amount	$(325)	$(314)

The balance sheet classification of the Company's liability for the postretirement benefit plan is summarized as follows:

	2017	2016
Accrued expenses	$14	$13
Other long-term liabilities	311	301
Total liability	$325	$314

Benefits expected to be paid on behalf of associates for the postretirement benefit plan during the period 2018 through 2027 are summarized as follows:

Years	Postretirement Plan
2018	$14
2019	14
2020	13
2021	13
2022	14
2023 - 2027	72

Assumptions used to determine the benefit obligation of the Company's postretirement benefit plan are summarized as follows:

	2017	2016
Weighted-average assumptions as of year-end:
Discount rate (benefit obligation)	4.00%	4.00%

Table of Contents    52

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

Components of net periodic benefit cost (credit) for the postretirement plan are summarized as follows:

	2017	2016	2015
Service cost	$7	$7	$7
Interest cost	16	15	18
Amortization of prior service credits	(4)	(4)	(86)
Recognized net actuarial gains	(30)	(33)	(40)
Net periodic benefit cost (credit)	$(11)	$(15)	$(101)

Pre-tax amounts included in AOCIL for the Company's postretirement benefit plan at 2017 are summarized as follows:

	Postretirement Benefit Plan
	Balance at 2017	2018 Expected Amortization
Prior service credits	$(8)	$(4)
Unrecognized actuarial gains	(381)	(30)
Totals	$(389)	$(34)

NOTE 13 - INCOME TAXES

The provision (benefit) for income taxes on income (loss) from continuing operations consists of the following:

	2017	2016	2015
Current
Federal	$278	$(396)	$277
State	(950)	34	(261)
Total current	(672)	(362)	16

Deferred
Federal	7,535	(3,003)	(641)
State	646	(257)	(89)
Total deferred	8,181	(3,260)	(730)
Income tax provision (benefit)	$7,509	$(3,622)	$(714)

Table of Contents    53

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

Differences between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before taxes are summarized as follows:

	2017	2016	2015
Federal statutory rate	35%	35%	35%
Statutory rate applied to income (loss) from continuing operations before taxes	$(635)	$(3,090)	$(1,047)
Plus state income taxes, net of federal tax effect	(198)	(145)	(227)
Total statutory provision (benefit)	(833)	(3,235)	(1,274)
Effect of differences:
Nondeductible meals and entertainment	161	148	147
Federal tax credits	(200)	(395)	(441)
Reserve for uncertain tax positions	8	31	35
Goodwill	—	(13)	(124)
Change in valuation allowance	6,470	106	977
Tax reform	1,749	—	—
Stock-based compensation	146	—	—
Other items	8	(264)	(34)
Income tax provision (benefit)	$7,509	$(3,622)	$(714)

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Consequently, the Company wrote down its net deferred tax assets as of December 30, 2017 by $8,169 to reflect the estimated impact of the Tax Act. This amount included a charge of $1,749 related to the re-measurement of certain net deferred tax assets using the lower U.S. corporate income tax rate and a charge of $6,420 to increase the valuation allowance related to the net deferred tax asset. The majority of the increase in the valuation allowance is related to the revised treatment of net operating losses under the Tax Act.

While the Company has substantially completed its provisional analysis of the income tax effects of the Tax Act and recorded a reasonable estimate of such effects, the charge related to the Tax Act may differ, possibly materially, due to, among other things, further refinement of its calculations, changes in interpretations and assumptions that the Company has made or additional guidance that may be issued related to the Tax Act. The Company will complete its analysis over a one-year measurement period from the enactment date, and any adjustments during this measurement period will be included in income from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined.

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

Income tax payments, net of (income tax refunds) received for continuing and discontinued operations were $44 in 2017, $(190) in 2016 and $48 in 2015.

Table of Contents    54

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

Significant components of the Company's deferred tax assets and liabilities are as follows:

	2017	2016
Deferred tax assets:
Inventories	$3,146	$4,057
Retirement benefits	2,200	3,387
State net operating losses	4,196	3,672
Federal net operating losses	3,204	5,930
State tax credit carryforwards	1,963	1,728
Federal tax credit carryforwards	3,365	3,361
Allowances for bad debts, claims and discounts	2,373	3,442
Other	3,649	5,001
Total deferred tax assets	24,096	30,578
Valuation allowance	(12,994)	(5,400)
Net deferred tax assets	11,102	25,178

Deferred tax liabilities:
Property, plant and equipment	12,207	17,568
Total deferred tax liabilities	12,207	17,568

Net deferred tax asset (liability)	$(1,105)	$7,610

At December 30, 2017, $3,204 of deferred tax assets related to approximately $15,328 of federal net operating loss carryforwards and $4,196 of deferred tax assets related to approximately $78,399 of state net operating loss carryforwards. In addition, $3,365 of federal tax credit carryforwards and $1,963 of state tax credit carryforwards were available to the Company. The federal net operating loss carryforwards and the federal tax credit carryforwards will expire between 2029 and 2036. The state net operating loss carryforwards and the state tax credit carryforwards will expire between 2018 and 2037. A valuation allowance of $12,994 is recorded to reflect the estimated amount of deferred tax assets that may not be realized during the carryforward periods. At December 30, 2017, the Company is in a net deferred tax liability position of $1,105 which is included in other liabilities in the Company's Consolidated Balance Sheets. The net deferred tax asset in 2016 was included in other assets in the Company's Consolidated Balance Sheets.

Tax Uncertainties

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $414 and $406 at December 30, 2017 and December 31, 2016, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of December 30, 2017 and December 31, 2016.

The following is a summary of the change in the Company's unrecognized tax benefits:

	2017	2016	2015
Balance at beginning of year	$406	$375	$400
Additions based on tax positions taken during a current period	8	31	35
Reductions related to settlement of tax matters	—	—	(60)
Balance at end of year	$414	$406	$375

The Company and its subsidiaries are subject to United States federal income taxes, as well as income taxes in a number of state jurisdictions. The tax years subsequent to 2013 remain open to examination for federal income taxes. The majority of state jurisdictions remain open for tax years subsequent to 2013. A few state jurisdictions remain open to examination for tax years subsequent to 2012.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	2017	2016	2015
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(9,322)	$(5,207)	$(2,278)
Less: Allocation of earnings to participating securities	—	—	—
Income (loss) from continuing operations available to common shareholders - basic	$(9,322)	$(5,207)	$(2,278)
Basic weighted-average shares outstanding (1)	15,699	15,638	15,536
Basic earnings (loss) per share - continuing operations	$(0.59)	$(0.33)	$(0.15)

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to common shareholders - basic	$(9,322)	$(5,207)	$(2,278)
Add: Undistributed earnings reallocated to unvested shareholders	—	—	—
Income (loss) from continuing operations available to common shareholders - basic	$(9,322)	$(5,207)	$(2,278)
Basic weighted-average shares outstanding (1)	15,699	15,638	15,536
Effect of dilutive securities:
Stock options (2)	—	—	—
Directors' stock performance units (2)	—	—	—
Diluted weighted-average shares outstanding (1)(2)	15,699	15,638	15,536
Diluted earnings (loss) per share - continuing operations	$(0.59)	$(0.33)	$(0.15)

(1)	Includes Common and Class B Common shares, excluding 434 unvested participating securities, in thousands.

(2)
Shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded to the extent they are anti-dilutive. Aggregate shares excluded were 448 in 2017, 220 in 2016 and 333 in 2015.

NOTE 15 - STOCK PLANS AND STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Financial Statements. The number of shares to be issued is determined by dividing the specified dollar value of the award by the market value per share on the grant date. The Company's stock compensation expense was $940 in 2017, $1,324 in 2016 and $1,406 in 2015.

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

Restricted Stock Awards

Each executive officer has the opportunity to earn a Primary Long-Term Incentive Award of restricted stock and separately receive an award of restricted stock denominated as “Career Shares.” The number of shares issued, if any, is based on the market price of the Company’s Common Stock at the time of grant of the award, subject to a $5.00 per share minimum value. Primary Long-Term Incentive Awards vest over three years. For participants over age 60, Career Share Awards fully vest when the participant becomes (i) qualified to retire from the Company and (ii) has retained such shares two years following the grant date. For the participants under age 60, Career Shares vest ratably over five years beginning on the participant's 61st birthday.

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

On April 29, 2015, the Company granted 100,000 shares of restricted stock to the Company's Chief Executive Officer. The grant-date fair value of the award was $982, or $9.815 per share and will be recognized as stock compensation expense over a four year vesting period from the date the award was granted. Vesting of the award is subject to both a service condition and performance condition. The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

On August 1, 2015, the Company granted 10,000 shares of restricted stock to an employee. The grant-date fair value of the award was $100, or $9.980 per share and will be recognized as stock compensation over a three year vesting period from the date the

Table of Contents    57

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

award was granted. The award is subject to a continued service condition. The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

Restricted stock activity for the three years ended December 30, 2017 is summarized as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 27, 2014	357,239	$7.92
Granted	224,625	9.36
Vested	(155,991)	7.18
Forfeited	(9,078)	10.97
Outstanding at December 26, 2015	416,795	8.90
Granted	149,215	4.36
Vested	(107,318)	8.88
Forfeited	(1,314)	15.68
Outstanding at December 31, 2016	457,378	7.41
Granted	60,000	3.70
Vested	(78,908)	8.79
Forfeited	(4,629)	5.96
Outstanding at December 30, 2017	433,841	$6.66

As of December 30, 2017, unrecognized compensation cost related to unvested restricted stock was $1,368. That cost is expected to be recognized over a weighted-average period of 7.3 years. The total fair value of shares vested was approximately $276, $456 and $1,410 during 2017, 2016 and 2015, respectively.

Stock Performance Units

The Company's non-employee directors receive an annual retainer of $18 in cash and $18 in value of Stock Performance Units (subject to a $5.00 minimum per unit). If market value at the date of the grants is above $5.00 per share; there is no reduction in the number of units issued. However, if the market value at the date of the grants is below $5.00, units will be reduced to reflect the $5.00 per share minimum. Upon retirement, the Company issues the number of shares of Common Stock equivalent to the number of Stock Performance Units held by non-employee directors at that time. As of December 30, 2017, 141,432 Stock Performance Units were outstanding under this plan. As of December 30, 2017, unrecognized compensation cost related to Stock Performance Units was $34. That cost is expected to be recognized over a weighted-average period of 0.3 years.

Stock Options

Options granted under the Company's 2006 Plan and the 2016 Plan were exercisable for periods determined at the time the awards are granted. Effective 2009, the Company established a $5.00 minimum exercise price on all options granted.

On May 30, 2017, the Company granted 203,000 options with a market condition to certain key employees of the Company at a weighted-average exercise price of $4.30. The grant-date fair value of these options was $306. These options vest over a two-year period and require the Company's stock to trade at or above $7.00 for five consecutive trading days after the two-year period and within five years of issuance to meet the market condition.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

The following weighted-average assumptions were used to estimate the fair value of stock options granted during the year ended December 30, 2017:

	2017	2016 (1)	2015 (1)
Expected Volatility	47.80%	—%	—%
Risk-free interest rate	1.79%	—%	—%
Dividend yield	—%	—%	—%
Expected life of options (yrs)	5	0	0

(1) No options were granted during the years ended December 31, 2016 and December 26, 2015.

Option activity for the three years ended December 30, 2017 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Fair Value of Options Granted During the Year
Outstanding at December 27, 2014	439,235	$10.31		$—
Exercised	(89,435)	6.78		—
Forfeited	(246,300)	13.82		—
Outstanding at December 26, 2015	103,500	5.00		—
Exercised	—	—		—
Forfeited	—	—		—
Outstanding at December 31, 2016	103,500	5.00		—
Granted	203,000	4.30		1.51
Exercised	—	—		—
Forfeited	—	—		—
Outstanding at December 30, 2017	306,500	$4.54	3.5	$—

Options exercisable at:
December 26, 2015	103,500	$5.00		—
December 31, 2016	103,500	5.00		—
December 30, 2017	103,500	5.00	1.8	—

At December 30, 2017, there was no intrinsic value of outstanding stock options and no intrinsic value of exercisable stock options. The intrinsic value of stock options exercised during 2017, 2016 and 2015 was $0, $0 and $221, respectively. At December 30, 2017, unrecognized compensation expense related to unvested stock options was $211 and is expected to be recognized over a weighted-average period of 1.4 years.

Table of Contents    59

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 27, 2014	(1,841)	328	(1,513)
Unrealized loss on interest rate swaps, net of tax of $916	(1,494)	—	(1,494)
Reclassification of loss into earnings from interest rate swaps, net of tax of $295	482	—	482
Unrecognized net actuarial gain on postretirement benefit plans, net of tax of $18	—	30	30
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $15	—	(25)	(25)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $33	—	(53)	(53)
Balance at December 26, 2015	(2,853)	280	(2,573)
Unrealized loss on interest rate swaps, net of tax of $100	(163)	—	(163)
Reclassification of loss into earnings from interest rate swaps, net of tax of $491	800	—	800
Unrecognized net actuarial loss on postretirement benefit plans, net of tax of $1	—	(2)	(2)
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $13	—	(20)	(20)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $2	—	(2)	(2)
Balance at December 31, 2016	(2,216)	256	(1,960)
Unrealized gain on interest rate swaps, net of tax of $68	112	—	112
Reclassification of loss into earnings from interest rate swaps, net of tax of $475	775	—	775
Unrecognized net actuarial gain on postretirement benefit plans, net of tax of $4	—	7	7
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $11	—	(19)	(19)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $1	—	(3)	(3)
Reclassification of stranded tax effects	(258)	47	(211)
Balance at December 30, 2017	$(1,587)	$288	$(1,299)

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Commitments

The Company had purchase commitments of $697 at December 30, 2017, primarily related to machinery and equipment. The Company enters into fixed-price contracts with suppliers to purchase natural gas to support certain manufacturing processes. The Company had contract purchases of $640 in 2017, $855 in 2016 and $1,151 in 2015. At December 30, 2017, the Company has commitments to purchase natural gas of $428 for 2018.

Table of Contents    60

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

The Company leases certain equipment under capital leases and certain buildings, machinery and equipment under operating leases. Commitments for minimum rentals under non-cancelable leases, including any applicable rent escalation clauses, are as follows:

	Capital Leases	Operating Leases
2018	$5,006	$3,709
2019	3,898	2,854
2020	3,506	2,364
2021	2,684	1,882
2022	956	1,451
Thereafter	244	3,525
Total commitments	16,294	15,785
Less amounts representing interest	(1,764)	—
Total	$14,530	$15,785

Rental expense was approximately $3,687, $3,575 and $3,593 during 2017, 2016 and 2015, respectively.

Property, plant and equipment includes machinery and equipment under capital leases which have asset cost and accumulated depreciation of $25,250 and $8,300, respectively, at December 30, 2017, and $17,987 and $5,881, respectively, at December 31, 2016.

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

Environmental Remediation

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and estimable. Remediation obligations are accrued based on the latest available information and are recorded at undiscounted amounts. The Company regularly monitors the progress of environmental remediation. If studies indicate that the cost of remediation has changed from the previous estimate, an adjustment to the liability would be recorded in the period in which such determination is made. (See Note 20).

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

The Company has received a class action complaint filed by Carlos Garcia, a current employee, individually and on behalf of others similarly situated against Fabrica [Carlos Garcia et al. vs. Fabrica International, Inc., et al., in the Superior Court of Orange County, California, Case No. 30-2017-00949461 CU-OE-CXC]. The complaint alleges causes of actions on behalf of classes of Fabrica’s current and former employees during the four-year period immediately preceding the filing of the complaint for failure to pay proper overtime wages, failure to compensate for all meal periods and rest periods, failure to pay all proper overtime and double time, and for the provision and maintaining of inaccurate wage statements. Finally, the complaint asserts a cause of action for unfair competition by means of the above actions and seeks restitution of monies supposedly unlawfully withheld and demands attorneys’ fees and

Table of Contents    61

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

costs. The Company has denied liability, is defending the matters vigorously and is unable to estimate the potential exposure to loss, if any, at this time.

The Company is one of multiple parties to three current lawsuits filed in Madison County Illinois, styled Brenda Bridgeman, Individually and as Special Administrator of the Estate of Robert Bridgeman, Deceased, vs. American Honda Motor Co., Inc., f/k/a Metropolitan Life Insurance Co., et al No. 15-L-374, styled Charles Anderson, Pltf., vs. 3M Company, et al, No. 17-L-525 and styled Danny Atkins and Pamela Atkins, Pltfs., vs. Aurora Pump Company, et al. No. 18-L-2. All three lawsuits entail a claim for damages to be determined in excess of $50 filed on behalf of either a former employee or the estate of an individual which alleges that the deceased contracted mesothelioma as a result of exposure to asbestos while employed by the Company. Discovery in each matter is ongoing, and a tentative trial date has been set for one of the cases. The Company has denied liability, is defending the matters vigorously and is unable to estimate its potential exposure to loss, if any, at this time. In August of 2017, the lawsuit styled Sandra D. Watts, Individually and as Special Administrator of the Estate of Dianne Averett, Deceased vs. 4520 Corp., Inc. f/k/a Benjamin F. Shaw Company, et al No. 12-L-2032 was placed in the category of "special closed with settlements and bankruptcy claims pending" to all remaining defendants.

NOTE 18 - OTHER OPERATING EXPENSE, NET

Other operating (income) expense, net is summarized as follows:

	2017	2016	2015
Other operating expense, net:
(Gain) loss on property, plant and equipment disposals	$170	$725	$(114)
(Gain) loss on currency exchanges	(72)	167	602
Amortization of intangibles	306	305	305
Retirement expenses	155	154	212
BP settlement gain (1)	—	(841)	—
Miscellaneous (income) expense	(118)	(109)	(133)
Other operating expense, net	$441	$401	$872

(1)
On November 21, 2016, the Company entered into a full and final release agreement with BP Exploration and Production, Inc. and various related entities pursuant to which the Company released any and all claims related to the Deepwater Horizon oil spill which occurred on April 20, 2010. In exchange for this release, the Company received a net amount of $841 from the settlement.

Other (income) expense, net is summarized as follows:

	2017	2016	2015
Other expense, net:
Earnings from equity investments	—	—	14
Miscellaneous (income) expense	39	22	33
Other expense, net	$39	$22	$47

NOTE 19 - FACILITY CONSOLIDATION AND SEVERANCE EXPENSES, NET

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

levels and that it would need to install a soil cap. The Company recognized expenses of $331 during 2016 to finalize the cleanup of the site of the Company's former waste water treatment plant.

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

2017 Profit Improvement Plan

During the fourth quarter of 2017, the Company announced a Profit Improvement Plan to improve profitability through lower cost and streamlined decision making and aligning processes to maximize efficiency. The plan includes consolidating the management of the Company's two commercial brands, Atlas Carpet Mills and Masland Contract, under one management team, sharing operations in sales, marketing, product development and manufacturing. Specific to this plan includes focusing nearly all commercial solution dyed make-to-order production in our Atmore, Alabama operations where the Company has developed such make-to-order capabilities over the last 5 years. Further, the Company is aligning its west coast production facilities, better utilizing its west coast real estate by moving production to its Porterville, California and Atmore, Alabama operations and preparing for more efficient distribution of its west coast products. In addition, the Company had reductions in related support functions such as accounting and information services.

Costs related to the facility consolidation plans are summarized as follows:

					As of December 30, 2017
	Accrued Balance at December 31, 2016	2017 Expenses (1)	2017 Cash Payments	Accrued Balance at December 30, 2017	Total Costs Incurred to Date	Total Expected Costs
Warehousing, Distribution and Manufacturing Consolidation Plan	$266	$(4)	$262	$—	$7,440	$7,440
Corporate Office Consolidation Plan	248	4	81	171	807	807
Profit Improvement Plan	—	636	302	334	636	1,382
Total All Plans	$514	$636	$645	$505	$8,883	$9,629

	Accrued Balance at December 26, 2015	2016 Expenses (1)	2016 Cash Payments	Accrued Balance at December 31, 2016
Warehousing, Distribution and Manufacturing Consolidation Plan	$—	$1,381	$1,115	$266
Corporate Office Consolidation Plan	341	75	168	248
Total All Plans	$341	$1,456	$1,283	$514

(1) Costs incurred under these plans are classified as "facility consolidation and severance expenses, net" in the Company's Consolidated Statements of Operations.

Table of Contents    63

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

NOTE 20 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	2017	2016	2015

Net sales - Carousel operations	$—	$—	$417

Loss from discontinued operations:
Loss from Carousel operations	$—	$—	$(116)
Workers' compensation costs from former textile operations	(155)	(2)	(53)
Environmental remediation costs from former textile operations	(225)	(216)	(68)
Loss from discontinued operations, before taxes	$(380)	$(218)	$(237)
Income tax benefit	(147)	(87)	(89)
Loss from discontinued operations, net of tax	$(233)	$(131)	$(148)

Income on disposal of Carousel discontinued operations before income taxes	$—	$100	$—
Income tax provision	—	40	—
Income on disposal of discontinued operations, net of tax	$—	$60	$—

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

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $1,746 as of December 30, 2017 and $1,686 as of December 31, 2016. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from our estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

NOTE 21 - RELATED PARTY TRANSACTIONS

The Company is a party to a 5-year lease with the seller of Atlas Carpet Mills, Inc. to lease three manufacturing facilities as part of the acquisition in 2014. The lessor is controlled by an associate of the Company. Rent paid to the lessor during 2017, 2016, and 2015 was $978, $793, and $458. The lease was based on current market values for similar facilities.

The Company purchases a portion of its product needs in the form of fiber, yarn and carpet from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of the Company. An affiliate of Mr. Shaw holds approximately 7.4% of the Company's Common Stock, which represents approximately 3.5% of the total vote of all classes of the Company's Common Stock. Engineered Floors is one of several suppliers of such materials to the Company. Total purchases from Engineered Floors for 2017, 2016 and 2015 were approximately $7,200, $7,300 and $8,800, respectively; or approximately 2.3%, 2.4%, and 2.8% of the Company's cost of goods sold in 2017, 2016, and 2015, respectively. Purchases from Engineered Floors are based on market value, negotiated prices. The Company has no contractual commitments with Mr. Shaw associated with its business relationship with Engineered Floors. Transactions with Engineered Floors are reviewed annually by the Company's board of directors.

The Company is a party to a 10-year lease with the Rothman Family Partnership to lease a manufacturing facility as part of the Robertex acquisition in 2013. The lessor is controlled by an associate of the Company. Rent paid to the lessor during 2017, 2016, and 2015 was $273, $267, and $262, respectively. The lease was based on current market values for similar facilities. In addition, the Company has a note payable to Robert P. Rothman related to the acquisition of Robertex Inc. (See Note 9).

Table of Contents    64

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

NOTE 22 - SUBSEQUENT EVENT

On March 12, 2018, the Company granted 297,292 shares of restricted stock to certain key employees of the Company. The grant-date fair value of the awards was $832, or $2.800 per share, and will be recognized as stock compensation expense over a weighted-average period of 6.1 years from the date the awards were granted. Each award is subject to a continued service condition. The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

Table of Contents    65

Item 15(a)(2)
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THE DIXIE GROUP, INC.
(dollars in thousands)

Description	Balance at Beginning of Year	Additions - Charged to Costs and Expenses	Additions - Charged to Other Account - Describe	Deductions - Describe		Balance at End of Year

Year ended December 30, 2017:

Reserves deducted from asset accounts:
Allowance for doubtful accounts	$107	$70	$—	$44	(1)	$133

Reserves classified as liabilities:
Provision for claims, allowances and warranties	6,020	8,291	—	9,020	(2)	5,291

Year ended December 31, 2016:

Reserves deducted from asset accounts:
Allowance for doubtful accounts	$470	$38	$—	$401	(1)	$107

Reserves classified as liabilities:
Provision for claims, allowances and warranties	5,684	10,362	—	10,026	(2)	6,020

Year ended December 26, 2015:

Reserves deducted from asset accounts:
Allowance for doubtful accounts	$450	$146	$—	$126	(1)	$470

Reserves classified as liabilities:
Provision for claims, allowances and warranties	4,647	14,254	—	13,217	(2)	5,684

(1) Uncollectible accounts written off, net of recoveries.
(2) Reserve reductions for claims, allowances and warranties settled.

Table of Contents    66

ANNUAL REPORT ON FORM 10-K
ITEM 15(b)
EXHIBITS

YEAR ENDED DECEMBER 30, 2017
THE DIXIE GROUP, INC.
DALTON, GEORGIA

Exhibit Index

EXHIBIT NO.	DESCRIPTION
(1.1)*	Underwriting Agreement for 2,500,000 Shares of The Dixie Group, Inc. (Incorporated by reference to Exhibit (1.1) to Dixie's Current Report on Form 8-K dated May 20, 2014.)
(2.1)*
Securities Purchase Agreement between Masland Carpets, LLC and Robert P. Rothman dated as of June 30, 2013. (Incorporated by reference to Exhibit (2.1) to Dixie's Current Report on Form 8-K dated June 30, 2013.)

(3.1)*
Text of Restated Charter of The Dixie Group, Inc. as Amended - Blackline Version. (Incorporated by reference to Exhibit (3.4) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2003.)

(3.2)*	Amended By-Laws of The Dixie Group, Inc. as of February 22, 2007. (Incorporated by reference to Exhibit 3.1 to Dixie's Current Report on Form 8-K dated February 26, 2007.)
(5.1)*	Shelf Registration Statement on Form S-3. (Incorporated by reference to Exhibit (5.1) to Dixie's Current Report on Form 8-K dated May 20, 2014.)
(10.1)*
The Dixie Group, Inc. New Non-qualified Retirement Savings Plan effective August 1, 1999. (Incorporated by reference to Exhibit (10.1) to Dixie's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999.)**

(10.2)*	The Dixie Group, Inc. 2006 Stock Awards Plan. (Incorporated by reference to Annex A to the Company's Proxy Statement for its 2006 Annual Meeting of Shareholders, filed March 20, 2006.)**
(10.3)*	Summary Description of the 2006 Incentive Compensation Plan, approved February 23, 2006. (Incorporated by reference to Current Report on Form 8-K dated March 1, 2006.)**
(10.4)*
Summary Description of The Dixie Group, Inc., 2006 Incentive Compensation Plan/Range of Incentives. (Incorporated by reference to Exhibit (10.62) to Dixie's Annual Report on Form 10-K for the year ended December 28, 2013.)**

(10.5)*
Material terms of the performance goals for the period 2007-2011, pursuant to which incentive compensation awards may be made to certain key executives of the Company based on the results achieved by the Company during such years, approved March 14, 2006. (Incorporated by reference to Current Report on Form 8-K dated March 20, 2006.)**

(10.6)*
Form of Award of Career Shares under the 2006 Incentive Compensation Plan for Participants holding only shares of the Company's Common Stock. (Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated June 6, 2006.)**

(10.7)*
Form of Award of Career Shares under the 2006 Incentive Compensation Plan for Participants holding shares of the Company's Class B Common Stock. (Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated June 6, 2006.)**

(10.8)*
Form of Award of Long Term Incentive Plan Shares under the 2006 Incentive Compensation Plan for Participants holding only shares of the Company's Common Stock. (Incorporated by reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated June 6, 2006.)**

(10.9)*
Form of Award of Long Term Incentive Plan Shares under the 2006 Incentive Compensation Plan for Participants holding shares of the Company's Class B Common Stock. (Incorporated by reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated June 6, 2006.)**

(10.10)*
Master Lease Agreement, Corporate Guaranty and Schedule to the Master Lease Agreement by and between General Electric Capital Corporation and Masland Carpets, LLC dated August 21, 2009. (Incorporated by reference to Exhibit (10.1, 10.2, 10.3) to Dixie's Current Report on Form 8-K dated August 25, 2009.)

(10.11)*
Amended and Modified Financing Agreement, by and between The Dixie Group, Inc. and certain of its subsidiaries named therein, and General Electric Credit Corporation, as lender, dated June 26, 2012. (Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated June 26, 2012.)

(10.12)*
Agreement to Reduce Security Deposit Amount and Amendment to Security Deposit Pledge Agreement, by and between The Dixie Group, Inc. and certain of its subsidiaries named therein, and General Electric Credit Corporation, as lender, dated June 26, 2012. (Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated June 26, 2012.)

(10.13)*
Obligation to the Development Authority of Gordon County; by and among Masland Carpets, LLC, Purchase and Sale Agreement dated December 28, 2012. (Incorporated by reference to Exhibit (4.12) to Dixie's Annual Report on Form 10-K for the year ended December 29, 2012.)

Table of Contents    67

(10.14)*
Obligation to the Development Authority of Gordon County; by and among Masland Carpets, LLC, Bill of Sale, dated December 28, 2012. (Incorporated by reference to Exhibit (4.12) to Dixie's Annual Report on Form 10-K for the year ended December 29, 2012.)

(10.15)*
Obligation to the Development Authority of Gordon County; by and among Masland Carpets, LLC, Lease Agreement, dated December 28, 2012. (Incorporated by reference to Exhibit (4.12) to Dixie's Annual Report on Form 10-K for the year ended December 29, 2012.)

(10.16)*
Obligation to the Development Authority of Gordon County; by and among Masland Carpets, LLC, Short Form Lease Agreement, dated December 28, 2012. (Incorporated by reference to Exhibit (4.12) to Dixie's Annual Report on Form 10-K for the year ended December 29, 2012.)

(10.17)*
Obligation to the Development Authority of Gordon County; by and among Masland Carpets, LLC, Option Agreement, dated December 28, 2012. (Incorporated by reference to Exhibit (4.12) to Dixie's Annual Report on Form 10-K for the year ended December 29, 2012.)

(10.18)*
Obligation to the Development Authority of Gordon County; by and among Masland Carpets, LLC, Pilot Agreement, dated December 28, 2012. (Incorporated by reference to Exhibit (4.12) to Dixie's Annual Report on Form 10-K for the year ended December 29, 2012.)

(10.19)*
Obligation to the Development Authority of Gordon County; by and among Masland Carpets, LLC, Loan Agreement, dated December 28, 2012. (Incorporated by reference to Exhibit (4.12) to Dixie's Annual Report on Form 10-K for the year ended December 29, 2012.)

(10.20)*
Obligation to the Development Authority of Gordon County; by and among Masland Carpets, LLC, Loan and Security Agreement, dated December 28, 2012. (Incorporated by reference to Exhibit (4.12) to Dixie's Annual Report on Form 10-K for the year ended December 29, 2012.)

(10.21)*
Obligation to the Development Authority of Gordon County; by and among Masland Carpets, LLC, Deed to Secure Debt and Security Agreement, dated December 28, 2012. (Incorporated by reference to Exhibit (4.12) to Dixie's Annual Report on Form 10-K for the year ended December 29, 2012.)

(10.22)*
Obligation to the Development Authority of Gordon County; by and among Masland Carpets, LLC, Notice and Consent to Assignment, dated December 28, 2012. (Incorporated by reference to Exhibit (4.12) to Dixie's Annual Report on Form 10-K for the year ended December 29, 2012.)

(10.23)*
Obligation to the Development Authority of Gordon County; by and among Masland Carpets, LLC, Absolute Assignment of Deed to Secure Debt and Security Agreement and Other Loan Documents, dated December 28, 2012. (Incorporated by reference to Exhibit (4.12) to Dixie's Annual Report on Form 10-K for the year ended December 29, 2012.)

(10.24)*
Obligation to the Development Authority of Murray County; by and among TDG Operations, LLC, Series 2014 Bond, dated October 17, 2014. (Incorporated by reference to Exhibit (10.48) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014.)

(10.25)*
Obligation to the Development Authority of Murray County; by and among TDG Operations, LLC, PILOT Agreement, dated October 1, 2014. (Incorporated by reference to Exhibit (10.49) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014.)

(10.26)*
Obligation to the Development Authority of Murray County; by and among TDG Operations, LLC, Bond Purchase Loan Agreement, dated October 1, 2014. (Incorporated by reference to Exhibit (10.50) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014.)

(10.27)*
Obligation to the Development Authority of Murray County; by and among TDG Operations, LLC, Option Agreement, dated October 1, 2014.(Incorporated by reference to Exhibit (10.51) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014.)

(10.28)*
Obligation to the Development Authority of Murray County; by and among TDG Operations, LLC, Bill of Sale, dated October 1, 2014. (Incorporated by reference to Exhibit (10.52) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014.)

(10.29)*
Obligation to the Development Authority of Murray County; by and among TDG Operations, LLC, Assignment of Rents and Leases and Security Agreement dated October 1, 2014. (Incorporated by reference to Exhibit (10.53) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014.)

(10.30)*
Project Development Agreement, by and between TDG Operations, LLC, a Georgia Limited Liability Company doing business as Masland Carpets and the City of Atmore, Alabama, dated December 11, 2014. (Incorporated by reference to Exhibit (10.54) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014.)

(10.31)*
Credit Agreement, by and among The Dixie Group, Inc. and certain of its subsidiaries, as Borrowers, cert of its subsidiaries, as Guarantor, the Lendors from time to time party thereto, Wells Fargo Bank Capital Finance LLC, as Administrative Agent, and co-lender and Bank of America and the Other parties thereto, dated September 13, 2011. (Incorporated by reference to Exhibit (10.10) to Dixie's Current Report on Form 8-K dated September 14, 2011.)

(10.32)*
Security Agreement, by and among The Dixie Group, Inc. and certain of its subsidiaries, as Borrowers, certain of its subsidiaries, as Guarantor, the Lenders from time to time party thereto, Wells Fargo Bank Capital Finance LLC, as Administrative Agent, and co-lender and Bank of America and the Other parties thereto, dated September 13, 2011. (Incorporated by reference to Exhibit (10.11) to Dixie's Current Report on Form 8-K dated September 14, 2011.)

(10.33)*
Form of Mortgages, by and among The Dixie Group, Inc. and certain of its subsidiaries, as Borrowers, certain of its subsidiaries, as Guarantor, the Lenders from time to time party thereto, Wells Fargo Bank Capital Finance LLC, as Administrative Agent, and co-lender and Bank of America and the Other parties thereto, dated September 13, 2011. (Incorporated by reference to Exhibit (10.12) to Dixie's Current Report on Form 8-K dated September 14, 2011.)

Table of Contents    68

(10.34)*
Credit Agreement, by and between The Dixie Group, Inc. and certain of its subsidiaries named therein, and Wells Fargo Bank, N.A. as lender, dated September 13, 2011. (Incorporated by reference to Exhibit (10.20) to Dixie's Current Report on Form 8-K dated September 14, 2011.)

(10.35)*
Security Agreement, by and between The Dixie Group, Inc. and certain of its subsidiaries named therein, and Wells Fargo Bank, N.A. as lender, dated September 13, 2011. (Incorporated by reference to Exhibit (10.21) to Dixie's Current Report on Form 8-K dated September 14, 2011.)

(10.36)*
First Mortgage, by and between The Dixie Group, Inc. and certain of its subsidiaries named therein, and Wells Fargo Bank, N.A. as lender, dated September 13, 2011. (Incorporated by reference to Exhibit (10.22) to Dixie's Current Report on Form 8-K dated September 14, 2011.)

(10.37)*
First Amendment to Credit Agreement dated as of November 2, 2012, by and among The Dixie Group, Inc., certain of its subsidiaries, and Wells Fargo Bank, N.A. as Agent and the persons identified as Lenders therein. (Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated November 5, 2012.)

(10.38)*
First Amendment to Credit Agreement dated as of November 2, 2012, by and among The Dixie Group, Inc., certain of it subsidiaries, and Wells Fargo Capital Finance, LLC as Agent and the persons identified as Lenders therein. (Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated November 5, 2012.)

(10.39)*
Intercreditor Agreement dated as of November 2, 2012, by and among Wells Fargo Capital Finance, LLC and Wells Fargo Bank, N.A. as Agents and The Dixie Group, Inc. and certain of its subsidiaries. (Incorporated by reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated November 5, 2012.)

(10.40)*
Second Amendment to Credit Agreement dated as of April 1, 2013, by and among The Dixie Group, Inc. certain of its subsidiaries and Wells Fargo Capital Finance, LLC, as Agent and the persons identified as Lenders therein. (Incorporated by reference to Exhibit (10.01) to Dixie's Current Report on Form 8-K dated April 3, 2013.)

(10.41)*
Third Amendment to Credit Agreement dated as of May 22, 2013, by and among The Dixie Group, Inc. certain of its subsidiaries and Wells Fargo Capital Finance, LLC, as Agent and the persons identified as Lenders therein. (Incorporated by reference to Exhibit (10.57) to Dixie's Annual Report on Form 10-K for the year ended December 28, 2013.)

(10.42)*
Fourth Amendment to Credit Agreement dated as of July 1, 2013, by and among The Dixie Group, Inc. certain of its subsidiaries and Wells Fargo Capital Finance, LLC, as Agent and the persons identified as Lenders therein. (Incorporated by reference to Exhibit (10.58) to Dixie's Annual Report on Form 10-K for the year ended December 28, 2013.)

(10.43)*
Fifth Amendment to Credit Agreement dated as of July 30, 2013, by and among The Dixie Group, Inc. certain of its subsidiaries and Wells Fargo Capital Finance, LLC, as Agent and the persons identified as Lenders therein. (Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 10-Q dated August 7, 2013.)

(10.44)*
Sixth Amendment to Credit Agreement dated as of August 30, 2013, by and among The Dixie Group, Inc. certain of its subsidiaries and Wells Fargo Capital Finance, LLC, as Agent and the persons identified as Lenders therein. (Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 10-Q dated November 6, 2013.)

(10.45)*
Seventh Amendment to Credit Agreement dated as of January 20, 2014, by and among The Dixie Group, Inc. certain of its subsidiaries and Wells Fargo Capital Finance, LLC, as Agent and the persons identified as Lenders therein. (Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated January 21, 2014.)

(10.46)*
Eighth Amendment to Credit Agreement dated as of March 14, 2014, by and among The Dixie Group, Inc. certain of its subsidiaries and Wells Fargo Capital Finance, LLC, as Agent and the persons identified as Lenders therein. (Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 20, 2014.)

(10.47)*
Term Note 1 dated November 7, 2014, by TDG Operations, LLC, a Georgia limited liability company and First Tennessee Bank National Association. (Incorporated by reference to Exhibit (10.71) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014.)

(10.48)*
Deed to Secure Debt, Assignment of Rents and Leases, Security Agreement and Fixture Filing by TDG Operations, LLC, a Georgia limited liability company and First Tennessee Bank National Association, dated November 7, 2014. (Incorporated by reference to Exhibit (10.72) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014.)

(10.49)*
Term Note 2 dated November 7, 2014, by TDG Operations, LLC, a Georgia limited liability company and First Tennessee Bank National Association. (Incorporated by reference to Exhibit (10.73) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014.)

(10.50)*
Amendment to Term Loan Agreement, Note 2, dated November 7, 2014, by TDG Operations, LLC, a Georgia limited liability company and First Tennessee Bank National Association. (Incorporated by reference to Exhibit (10.74) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014.)

(10.51)*
Term Note 3 dated January 23, 2015, by TDG Operations, LLC, a Georgia limited liability company and First Tennessee Bank National Association. (Incorporated by reference to Exhibit (10.75) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014.)

(10.52)*
Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing by TDG Operations, LLC, a Georgia limited liability company and First Tennessee Bank National Association, dated January 23, 2015. (Incorporated by reference to Exhibit (10.76) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014.)

Table of Contents    69

(10.53)*
Mortgagee's Subordination and Consent, dated January 23, 2015, by and between Wells Fargo Capital Finance, LLC, as Agent, and The Dixie Group, Inc. and it subsidiaries, as Borrower, and First Tennessee Bank National Association, as Mortgagee. (Incorporated by reference to Exhibit (10.77) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014.)

(10.54)*
Amended and Restated Mortgagee's Subordination and Consent, dated January 23, 2015, by and between Wells Fargo Capital Finance, LLC, as Agent, and The Dixie Group, Inc. and it subsidiaries, as Borrower, and First Tennessee Bank National Association, as Mortgagee. (Incorporated by reference to Exhibit (10.78) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014.)

(10.55)*
Amendment to Deed to Secure Debt, Assignment of Rents and Leases, Security Agreement and Fixture Filing, dated January 23, 2015, between TDG Operations, LLC, a Georgia limited liability company, and First Tennessee Bank National Association. (Incorporated by reference to Exhibit (10.79) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2014.)

(10.56)*
Stock Purchase Agreement between TDG Operations, LLC, a wholly owned subsidiary of The Dixie Group, Inc. and James Horwich, Trustee under the Horwich Trust of 1973, to purchase all outstanding capital stock of Atlas Carpet Mills, Inc. (Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 20, 2014.)

(10.57)*	Summary of Annual Incentive Compensation Plan Applicable to 2015. (Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated March 13, 2015.)**
(10.58)*	Form of LTIP award (B shareholder). (Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 13, 2015.)**
(10.59)*	Form of LTIP award (common only). (Incorporated by reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated March 13, 2015.)**
(10.60)*	Form of Career Share award (B shareholder). (Incorporated by reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated March 13, 2015.)**
(10.61)*	Form of Career Share award (common only). (Incorporated by reference to Exhibit (10.5) to Dixie's Current Report on Form 8-K dated March 13, 2015.)**
(10.62)*	Form of Retention Grant (Service Condition only). (Incorporated by reference to Exhibit (10.6) to Dixie's Current Report on Form 8-K dated March 13, 2015.)**
(10.63)*	Form of Retention Grant (Performance Condition and Service Condition). (Incorporated by reference to Exhibit (10.7) to Dixie's Current Report on Form 8-K dated March 13, 2015.)**
(10.64)*
Form of Award of 100,000 share of Restricted Stock under the 2006 Stock Awards Plan to Daniel K. Frierson. (Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated April 30, 2015.)**

(10.65)*	Thornton Edge LLC Lease for Reed Road Facility. (Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 10-Q dated November 4, 2015.)
(10.66)*	Thornton Edge LLC First Lease Amendment for Reed Road Facility. (Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 10-Q dated November 4, 2015.)
(10.67)*	Thornton Edge LLC Second Lease Amendment for Reed Road Facility. (Incorporated by reference to Exhibit (10.3) to Dixie's Current Report on Form 10-Q dated November 4, 2015.)
(10.68)*	2016 Incentive Compensation Plan. (Incorporate by reference to Appendix A to Dixie's Proxy Statement for the Registrant's Annual Meeting of Shareholders held May 3, 2016.)**
(10.69)*	Summary of Incentive Plan for 2016. (Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated March 11, 2016.)**
(10.70)*	Long Term Incentive Plan Award B Shareholder. (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 11, 2016.)**
(10.71)*	Long Term Incentive Plan Award Common. (Incorporated by Reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated March 11, 2016.)**
(10.72)*	Career Shares B Shareholder. (Incorporated by Reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated March 11, 2016.)**
(10.73)*	Career Shares Common. (Incorporated by Reference to Exhibit (10.5) to Dixie's Current Report on Form 8-K dated March 11, 2016.)**
(10.74)*
Tenth Amendment to Credit Agreement, First Amendment to Security Agreement, and First Amendment to Guaranty. (Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated September 26, 2016.)

(10.75)*	Summary of Incentive Plan for 2017. (Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated March 10, 2017.)**
(10.76)*	Form of Stock Option Agreement - Common Stock - 2016 Stock Plan. (Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated May 31, 2017.)**
(10.77)*	Form of Stock Option Agreement - Class B Holder - 2016 Stock Plan. (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated May 31, 2017.)**
(10.78)	Royalty Carpet Mills Lease for Porterville, California Facility. (Filed herewith.)
(14)*	Code of Ethics, as amended and restated, February 15, 2010. (Incorporated by reference to Exhibit 14 to Dixie's Annual Report on Form 10-K for year ended December 26, 2009.)

Table of Contents    70

(16)*	Letter from Ernst & Young LLP regarding change in certifying accountant. (Incorporated by reference to Exhibit 16 to Dixie's Form 8-K dated November 15, 2013.)
(21)	Subsidiaries of the Registrant. (Filed herewith.)
(23)	Consent of Dixon Hughes Goodman LLP Independent Registered Public Accounting Firm.(Filed herewith.)
(31.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(a). (Filed herewith.)
(31.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(a). (Filed herewith.)
(32.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(b). (Filed herewith.)
(32.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(b). (Filed herewith.)
(101.INS)	XBRL Instance Document. (Filed herewith.)
(101.SCH)	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
(101.CAL)	XBRL Taxaonomy Extension Calculation Linkbase Document. (Filed herewith.)
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

* Commission File No. 0-2585.
** Indicates a management contract or compensatory plan or arrangement.

Table of Contents    71