Form 10-Q
period 2018-03-31
DIXIE GROUP INC
filed 2018-05-04
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of April 26, 2018
Common Stock, $3 Par Value	15,482,073 shares
Class B Common Stock, $3 Par Value	936,804 shares
Class C Common Stock, $3 Par Value	0 shares

Table of Contents    1

THE DIXIE GROUP, INC.

Table of Contents    2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31, 2018	December 30, 2017
ASSETS	(Unaudited)	(As Adjusted)
CURRENT ASSETS
Cash and cash equivalents	$21	$19
Receivables, net	47,883	46,480
Inventories, net	116,988	113,657
Prepaids and other current assets	5,780	4,669
TOTAL CURRENT ASSETS	170,672	164,825

PROPERTY, PLANT AND EQUIPMENT, NET	91,522	93,785
GOODWILL AND OTHER INTANGIBLES	5,774	5,850
OTHER ASSETS	19,383	19,447
TOTAL ASSETS	$287,351	$283,907

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$23,232	$18,541
Accrued expenses	31,076	31,360
Current portion of long-term debt	9,113	9,811
TOTAL CURRENT LIABILITIES	63,421	59,712

LONG-TERM DEBT	125,592	123,446
OTHER LONG-TERM LIABILITIES	20,786	21,486
TOTAL LIABILITIES	209,799	204,644

COMMITMENTS AND CONTINGENCIES (See Note 18)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 15,482,073 shares for 2018 and 15,279,812 shares for 2017	46,446	45,839
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 936,804 shares for 2018 and 861,499 shares for 2017	2,810	2,584
Additional paid-in capital	156,478	157,139
Accumulated deficit	(127,907)	(125,000)
Accumulated other comprehensive income (loss)	(275)	(1,299)
TOTAL STOCKHOLDERS' EQUITY	77,552	79,263
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$287,351	$283,907

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    3

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended
	March 31, 2018	April 1, 2017
		(As Adjusted)
NET SALES	$98,858	$97,541
Cost of sales	77,278	72,380
GROSS PROFIT	21,580	25,161

Selling and administrative expenses	23,120	24,486
Other operating (income) expense, net	(241)	52
Facility consolidation and severance expenses, net	216	—
OPERATING (LOSS) INCOME	(1,515)	623

Interest expense	1,533	1,362
Other expense (income), net	2	(1)
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(3,050)	(738)
Income tax benefit	(166)	(163)
LOSS FROM CONTINUING OPERATIONS	(2,884)	(575)
Loss from discontinued operations, net of tax	(23)	(29)
NET LOSS	$(2,907)	$(604)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.18)	$(0.04)
Discontinued operations	(0.00)	(0.00)
Net loss	$(0.18)	$(0.04)

BASIC SHARES OUTSTANDING	15,715	15,673

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.18)	$(0.04)
Discontinued operations	(0.00)	(0.00)
Net loss	$(0.18)	$(0.04)

DILUTED SHARES OUTSTANDING	15,715	15,673

DIVIDENDS PER SHARE:
Common Stock	$—	$—
Class B Common Stock	—	—

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    4

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	Three Months Ended
	March 31, 2018	April 1, 2017
NET LOSS	$(2,907)	$(604)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized gain on interest rate swaps	804	57
Income taxes	—	22
Unrealized gain on interest rate swaps, net	804	35

Reclassification of loss into earnings from interest rate swaps (1)	228	359
Income taxes	—	136
Reclassification of loss into earnings from interest rate swaps, net	228	223

Reclassification of net actuarial gain into earnings from postretirement benefit plans (2)	(7)	(8)
Income taxes	—	(3)
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(7)	(5)

Reclassification of prior service credits into earnings from postretirement benefit plans (2)	(1)	(1)
Income taxes	—	—
Reclassification of prior service credits into earnings from postretirement benefit plans, net	(1)	(1)

TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	1,024	252

COMPREHENSIVE LOSS	$(1,883)	$(352)

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

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Three Months Ended
	March 31, 2018	April 1, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(2,884)	$(575)
Loss from discontinued operations	(23)	(29)
Net loss	(2,907)	(604)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,143	3,211
Provision (benefit) for deferred income taxes	7	(141)
Stock-based compensation expense	227	288
Bad debt expense	60	30
Changes in operating assets and liabilities:
Receivables	(1,463)	(7,589)
Inventories	(3,331)	(6,305)
Other current assets	(1,111)	(179)
Accounts payable and accrued expenses	2,145	3,696
Other operating assets and liabilities	375	(463)
NET CASH USED IN OPERATING ACTIVITIES	(2,855)	(8,056)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(762)	(3,720)
NET CASH USED IN INVESTING ACTIVITIES	(762)	(3,720)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	3,784	14,251
Payments on notes payable - buildings	(183)	(183)
Payments on notes payable related to acquisitions	—	(294)
Borrowings on notes payable - equipment and other	—	405
Payments on notes payable - equipment and other	(1,114)	(1,130)
Payments on capital leases	(1,074)	(848)
Change in outstanding checks in excess of cash	2,262	(306)
Repurchases of Common Stock	(56)	(116)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,619	11,779

INCREASE IN CASH AND CASH EQUIVALENTS	2	3
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19	140
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21	$143

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,441	$1,285
Income taxes paid, net	73	99
Equipment purchased under notes payable	—	59

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    6

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements which do not include all the information and notes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 30, 2017. Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the entire 2018 year.

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

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in Fiscal 2018

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". The ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU and all subsequently issued clarifying ASUs replaced most existing revenue recognition guidance in U.S. GAAP. The ASU was effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The standard permits the use of either the retrospective or cumulative effect transition method. The ASU also required expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required for customer contracts, significant judgments and changes in judgments. The Company adopted the new standard effective December 31, 2017, the first day of the Company's fiscal year, using the full retrospective method approach and expanded its financial statement disclosures in order to comply with the ASU. (See Note 3.) The adoption of this ASU did not have a significant impact on the Company's consolidated financial statements. The majority of the Company's revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. Based on the Company's evaluation process and review of its contracts with customers, the timing (point in time) and amount of revenue recognized previously is consistent with how revenue is recognized under the new standard.

Therefore, no changes were required to its reported revenues as a result of the adoption. However, the adoption resulted in the recognition of an asset related to certain product returns by increasing the returns liability for December 30, 2017 and recognizing a corresponding asset for the estimated value of the returns from customers; this gross up had no corresponding impact on the Consolidated Condensed Statement of Operations. The Consolidated Balance Sheet as of December 30, 2017 has been adjusted to reflect retrospective application of the new accounting standard as follows:

	December 30, 2017
	As Previously Reported	Adjustments	As Adjusted
ASSETS
Prepaids and other current assets	$3,600	$1,069	$4,669

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses	$30,291	$1,069	$31,360

As part of the adoption of the ASU, the Company elected to use the following practical expedients (i) to exclude disclosures of transaction prices allocated to remaining performance obligations when the Company expects to recognize such revenue for all periods prior to the date of initial application of the ASU; (ii) not to adjust the promised amount of consideration for the effects of a significant financing component when the Company expects, at contract inception, that the period between the Company's transfer

Table of Contents    7

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

of a promised product or service to a customer and when the customer pays for that product or service will be one year or less; (iii) to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less; (iv) not to recast revenues for contracts that begin and end in the same fiscal year; and (v) not to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer. The Company's revenue is recognized at a point in time based on the transfer of control whereby the Company does not invest in contract costs that are recoverable. In addition, performance obligations and customer payments are within one year or less. For these reasons, there is not a significant impact as a result of electing these practical expedients.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which addresses the recognition, measurement, presentation and disclosure of financial assets and liabilities. This ASU primarily affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, this ASU clarifies the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this ASU did not have a significant impact on the financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. Under the ASU, changes in restricted cash and restricted cash equivalents would be included along with those of cash and cash equivalents in the statement of cash flows. In addition, a reconciliation between the balance sheet and the statement of cash flows would be disclosed when the balance sheet includes more than one line item for cash and cash equivalents and restricted cash and cash equivalents. For public entities, ASU 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted. Entities are required to apply the standard’s provisions on a retrospective basis. Since the Company has no restricted cash, the adoption of this ASU did not have an impact on the financial statements.

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

In March 2017, the FASB issued ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which changed the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Service cost are included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic benefit pension cost are presented separately outside of operating income. Additionally, only service costs may be capitalized in assets. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Effective December 31, 2017, the first day of the Company's fiscal year, the Company adopted this ASU. The Company adopted this ASU retrospectively, utilizing the practical expedient by using the amounts disclosed in the postretirement plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. which resulted in an immaterial amount being reclassified between selling and administrative expenses and other (income) expense, net in the Company's Consolidated Condensed Statements of Operations.

In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting." This ASU provides amendments to the current guidance on determining which changes to the terms and conditions of share-based payment awards require the application of modification accounting. The effects of a modification should be accounted for unless there are no changes between the fair value, vesting conditions, and classification of the modified award and the original award immediately before the original award is modified. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The adoption of this ASU did not have an impact on the financial statements.

Table of Contents    8

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Accounting Standards Yet to Be Adopted

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires lessees to recognize on the balance sheet a right-of-use asset, representing the right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard requires the use of a modified retrospective transition approach, which includes a number of optional practical expedients that entities may elect to apply. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company is continuing to evaluate the impact of the adoption of this ASU on its financial statements. The Company has developed a project team relative to the process of adopting this ASU and is currently completing a detailed review of the Company’s leasing arrangements, which consist primarily of building and equipment leases, to determine the impact.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which amends the impairment model to utilize an expected loss methodology in place of the current incurred loss methodology, which will result in the more timely recognition of losses. For public entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company does not believe the adoption of this ASU will have a significant impact on the financial statements due to the nature of the Company's customers and the limited amount of write-offs in past years.

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The amendments in this ASU update current guidance by more closely aligning the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company does not believe the adoption of this ASU will have a significant impact on the financial statements.

NOTE 3 - REVENUE

Revenue Recognition Policy

The Company derives its revenues primarily from the sale of floorcovering products and processing services. Revenues are recognized when control of these products or services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products and services. Sales, value add, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Shipping and handling fees charged to customers are reported within revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The Company does not have any significant financing components as payment is received at or shortly after the point of sale. The Company determined revenue recognition through the following steps:

•	Identification of the contract with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, the performance obligation is satisfied

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue by end-user markets for the three months ended March 31, 2018 and April 1, 2017:

	Three Months Ended
	March 31, 2018	April 1, 2017
Residential floorcovering products	$67,095	$62,539
Commercial floorcovering products	31,287	34,516
Other services	476	486
Total net sales	$98,858	$97,541

Table of Contents    9

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Residential floorcovering products. Residential floorcovering products include broadloom carpet, rugs, luxury vinyl flooring and engineered hardwood. These products are sold into the designer, retailer, mass merchant and builder markets.

Commercial floorcovering products. Commercial floorcovering products include broadloom carpet, carpet tile, rugs, and luxury vinyl flooring. These products are sold into the corporate, hospitality, healthcare, government, education markets through the use of designers and architects.

Other services. Other services include carpet yarn processing and carpet dyeing services.

Contract Balances

Other than receivables that represent an unconditional right to consideration, which are presented separately (See Note 4), the Company does not recognize any contract assets which give conditional rights to receive consideration, as the Company does not incur costs to obtain customer contracts that are recoverable. The Company often receives cash payments from customers in advance of the Company’s performance for limited production run orders resulting in contract liabilities. These contract liabilities are classified in accrued expenses in the Consolidated Condensed Balance Sheet based on the timing of when the Company expects to recognize revenue, which is typically less than a year. The decrease in the contract liabilities is primarily driven by the timing of cash payments received in advance of satisfying the Company's performance obligations and a decline in sales, partially offset by revenues recognized that were included in the contract liability balance at the beginning of the period. The activity in the advanced deposits for the three months ended March 31, 2018 and April 1,2017 is as follows:

	Three Months Ended
	March 31, 2018	April 1, 2017
Beginning contract liability	$5,717	$8,212
Revenue recognized from contract liabilities included in the beginning balance	(4,484)	(6,311)
Increases due to cash received, net of amounts recognized in revenue during the period	4,063	5,671
Ending contract liability	$5,296	$7,572

Performance Obligations

For performance obligations related to residential floorcovering and commercial floorcovering products, control transfers at a point in time. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer and the customer must have the significant risks and rewards of ownership. The Company’s principal terms of sale are FOB Shipping Point and FOB Destination and the Company transfers control and records revenue for product sales either upon shipment or delivery to the customer, respectively. Revenue is allocated to each performance obligation based on its relative stand-alone selling prices. Stand-alone selling prices are based on observable prices at which the Company separately sells the products or services.

Variable Consideration

The nature of the Company’s business gives rise to variable consideration, including rebates, allowances, and returns that generally decrease the transaction price which reduces revenue. These variable amounts are generally credited to the customer, based on achieving certain levels of sales activity, product returns or price concessions.

Variable consideration is estimated at the most likely amount that is expected to be earned. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration are estimated based upon historical experience and known trends.

Warranties

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products for a period up to two years. The Company accrues for estimated future assurance warranty costs in the period in which the sale is recorded. The costs are included in Cost of Sales in the Consolidated Condensed Statements of Operations and the product warranty reserve is included in accrued expenses in the Consolidated Condensed Balance Sheets. The Company calculates its accrual using the portfolio approach based upon historical experience and known trends. (See Note 9.) The Company does not provide an additional service-type warranty.

Table of Contents    10

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Bill-and-Hold Arrangement

At the customer's request, the Company had a bill-and-hold arrangement with one customer during the three months ended March 31, 2018. The Company recognized revenue of $630 but retained physical possession of the inventory. The Company segregated the inventory and no longer had the ability to use or direct it to another customer. The inventory was available to be physically transferred to the customer. None of the inventory had been shipped as of March 31, 2018.

NOTE 4 - RECEIVABLES, NET

Receivables are summarized as follows:

	March 31, 2018	December 30, 2017
Customers, trade	$45,286	$43,683
Other receivables	2,768	2,930
Gross receivables	48,054	46,613
Less: allowance for doubtful accounts	(171)	(133)
Receivables, net	$47,883	$46,480

Bad debt expense was $60 and $30 for the three months ended March 31, 2018 and April 1, 2017, respectively.

NOTE 5 - INVENTORIES, NET

Inventories are summarized as follows:

	March 31, 2018	December 30, 2017
Raw materials	$40,884	$39,264
Work-in-process	22,510	24,454
Finished goods	67,060	65,172
Supplies and other	155	143
LIFO reserve	(13,621)	(15,376)
Inventories, net	$116,988	$113,657

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	March 31, 2018	December 30, 2017
Land and improvements	$7,886	$7,886
Buildings and improvements	63,226	62,852
Machinery and equipment	189,980	188,971
Assets under construction	1,811	2,443
	262,903	262,152
Accumulated depreciation	(171,381)	(168,367)
Property, plant and equipment, net	$91,522	$93,785

Depreciation of property, plant and equipment, including amounts for capital leases, totaled $3,015 in the three months ended March 31, 2018 and $3,083 in the three months ended April 1, 2017.

Table of Contents    11

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 7 - GOODWILL AND OTHER INTANGIBLES

The carrying amount of goodwill is $3,389 as of March 31, 2018 and December 30, 2017. The Company has a net carrying amount of $2,385 and $2,461 as of March 31, 2018 and December 30, 2017, respectively, for certain intangible assets subject to amortization. Amortization expense was $76 for the three months ended March 31, 2018 and April 1, 2017, respectively.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	March 31, 2018	December 30, 2017
		(As Adjusted)
Compensation and benefits	$8,817	$9,276
Provision for customer rebates, claims and allowances	8,063	9,820
Advanced customer deposits	5,296	5,717
Outstanding checks in excess of cash	2,641	379
Other	6,259	6,168
Accrued expenses	$31,076	$31,360

NOTE 9 - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products. Product warranty reserves are included in accrued expenses in the Company's Consolidated Condensed Financial Statements. The following is a summary of the Company's product warranty activity:

	Three Months Ended
	March 31, 2018	April 1, 2017
		(As adjusted)
Product warranty reserve at beginning of period	$1,356	$1,439
Warranty liabilities accrued	614	404
Warranty liabilities settled	(691)	(416)
Changes for pre-existing warranty liabilities	(31)	(70)
Product warranty reserve at end of period	$1,248	$1,357

NOTE 10 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	March 31, 2018	December 30, 2017
Revolving credit facility	$101,493	$97,708
Notes payable - buildings	12,236	12,419
Acquisition note payable - Robertex	795	791
Notes payable - equipment and other	7,355	8,474
Capital lease obligations	13,446	14,530
Deferred financing costs, net	(620)	(665)
Total long-term debt	134,705	133,257
Less: current portion of long-term debt	9,113	9,811
Long-term debt	$125,592	$123,446

Table of Contents    12

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

At the Company's election, advances of the revolving credit facility bear interest at annual rates equal to either (a) LIBOR for one, two or three-month periods, as selected by the Company, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate plus 1.00%, plus an applicable margin ranging between 0.50% and 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. As of March 31, 2018, the applicable margin on our revolving credit facility was 1.75%. The Company pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.375% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 4.26% at March 31, 2018 and 4.12% at December 30, 2017.

The revolving credit facility includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations. The revolving credit facility restricts the Company's borrowing availability if its fixed charge coverage ratio is less than 1.1 to 1.0. During any period that the fixed charge coverage ratio is less than 1.1 to 1.0, the Company's borrowing availability is reduced by $16,500. As of March 31, 2018, the unused borrowing availability under the revolving credit facility was $28,794; however, since the Company's fixed charge coverage ratio was less than 1.1 to 1.0, the unused availability accessible by the Company was $12,294 (the amount above $16,500) at March 31, 2018.

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

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Condensed Balance Sheets as of March 31, 2018 and December 30, 2017:

	March 31, 2018	December 30, 2017	Fair Value Hierarchy Level
Assets:
Interest rate swaps (1)	$120	$—	Level 2

Liabilities:
Interest rate swaps (1)	$1,304	$2,229	Level 2
Contingent consideration (2)	25	25	Level 3

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

Changes in the fair value measurements using significant unobservable inputs (Level 3) during the three months ending March 31, 2018 and April 1, 2017 were as follows:

	March 31, 2018	April 1, 2017
Beginning balance	$25	$200
Fair value adjustments	—	3
Ending balance	$25	$203

Table of Contents    14

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three months ending March 31, 2018 or April 1, 2017. If any, the Company recognizes the transfers in or transfers out at the end of the reporting period.

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	March 31, 2018		December 30, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$21	$21	$19	$19
Notes receivable	282	282	282	282
Interest rate swaps	120	120	—	—
Financial liabilities:
Long-term debt and capital leases, including current portion	134,705	131,083	133,257	131,203
Interest rate swaps	1,304	1,304	2,229	2,229

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

The following is a summary of the Company's interest rate swaps as of March 31, 2018:

Type	Notional Amount		Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$25,000		September 1, 2016 through September 1, 2021	3.105%	1 Month LIBOR
Interest rate swap	$25,000		September 1, 2015 through September 1, 2021	3.304%	1 Month LIBOR
Interest rate swap	$6,942	(1)	November 7, 2014 through November 7, 2024	4.500%	1 Month LIBOR
Interest rate swap	$5,294	(2)	January 7, 2017 through January 7, 2025	4.300%	1 Month LIBOR

(1) Interest rate swap notional amount amortizes by $35 monthly to maturity.
(2) Interest rate swap notional amount amortizes by $26 monthly to maturity.

Table of Contents    15

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table summarizes the fair values of derivative instruments included in the Company's financial statements:

	Location on Consolidated Balance Sheets	Fair Value
		March 31, 2018	December 30, 2017
Asset Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps	Other Assets	$120	$—
Total Asset Derivatives		$120	$—

Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued Expenses	$606	$842
Interest rate swaps, long-term portion	Other Long-Term Liabilities	698	1,387
Total Liability Derivatives		$1,304	$2,229

The following tables summarize the pre-tax impact of derivative instruments on the Company's financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	Three Months Ended
	March 31, 2018	April 1, 2017
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$804	$57

	Amount of Gain or (Loss) Reclassified from AOCIL on the effective portion into Income (1)(2)
	Three Months Ended
	March 31, 2018	April 1, 2017
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(228)	$(359)

(1)	The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's financial statements.

(2)	The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to March 31, 2018 is $606.

The amount of gain (loss) recognized in income on the ineffective portion of interest rate swaps, if any, is included in other expense, net on the Company's Consolidated Condensed Statements of Operations. There was no ineffective portion for the periods presented.

NOTE 13 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers approximately 85% of the Company's current associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $264 and $233 for the three months ended March 31, 2018 and April 1, 2017, respectively.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers approximately 15% of the Company's current associates at one facility who are under a collective-bargaining agreement. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $29 and $18 for the three months ended March 31, 2018 and April 1, 2017, respectively.

Table of Contents    16

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations owed to participants under this plan were $17,002 at March 31, 2018 and $17,010 at December 30, 2017 and are included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $18,067 at March 31, 2018 and $18,232 at December 30, 2017 and is included in other assets in the Company's Consolidated Condensed Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. Expenses related to the multi-employer pension plan were $92 and $66 for the three months ended March 31, 2018 and April 1, 2017, respectively.

NOTE 14 - INCOME TAXES

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. While the Company has substantially completed its provisional analysis of the income tax effects of the Tax Act and recorded a reasonable estimate of such effects during the fourth quarter of 2017, the charge related to the Tax Act may differ, possibly materially, due to, among other things, further refinement of its calculations, changes in interpretations and assumptions that the Company has made or additional guidance that may be issued related to the Tax Act. Pursuant to Staff Accounting Bulletin No. 118, the Company will complete its analysis over a one-year measurement period from the enactment date, and any adjustments during this measurement period will be included in income from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined.

The benefit rate for the three months ending March 31, 2018 was 5.4% compared with a benefit rate of 22.1% for the three months ending April 1, 2017. During the fourth quarter of 2017, the Company recorded a full valuation allowance against the deferred tax assets resulting in only refundable credits and a small of amount of state taxes being recognized in the tax benefit for the first quarter of 2018. The three months ended April 1, 2017 included $164 of tax expense related to the adoption of ASU No. 2016-09 which requires a shortfall of tax benefits related to stock compensation to be recognized in income tax expense instead of additional paid-in capital. The Company is in a net deferred tax liability position of $1,112 and $1,105 at March 31, 2018 and December 30, 2017, respectively which is included in other liabilities in Company's Consolidated Balance Sheets.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $419 and $414 at March 31, 2018 and December 30, 2017, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of March 31, 2018 and December 30, 2017.

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

NOTE 15 - EARNINGS (LOSS) PER SHARE

The Company's unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities and are included in the computation of earnings per share. Accounting guidance requires additional disclosure of earnings (loss) per share ("EPS") for common stock and unvested share-based payment awards, separately disclosing distributed and undistributed earnings. Undistributed earnings represent earnings that were available for distribution but were not distributed. Common stock and unvested share-based payment awards earn dividends equally. All earnings were undistributed in all periods presented.

Table of Contents    17

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended
	March 31, 2018	April 1, 2017
Basic earnings (loss) per share:
Loss from continuing operations	$(2,884)	$(575)
Less: Allocation of earnings to participating securities	—	—
Loss from continuing operations available to common shareholders - basic	$(2,884)	$(575)
Basic weighted-average shares outstanding (1)	15,715	15,673
Basic earnings (loss) per share - continuing operations	$(0.18)	$(0.04)

Diluted earnings (loss) per share:
Loss from continuing operations available to common shareholders - basic	$(2,884)	$(575)
Add: Undistributed earnings reallocated to unvested shareholders	—	—
Loss from continuing operations available to common shareholders - basic	$(2,884)	$(575)
Basic weighted-average shares outstanding (1)	15,715	15,673
Effect of dilutive securities:
Stock options (2)	—	—
Directors' stock performance units (2)	—	—
Diluted weighted-average shares outstanding (1)(2)	15,715	15,673
Diluted earnings (loss) per share - continuing operations	$(0.18)	$(0.04)

(1)	Includes Common and Class B Common shares, excluding 488 unvested participating securities, in thousands.

(2)
Shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded to the extent they are anti-dilutive. Aggregate shares excluded for the three months ended March 31, 2018 and April 1, 2017 were 448 and 220, respectively, in thousands.

NOTE 16 - STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Condensed Financial Statements. The number of shares to be issued is determined by dividing the specified dollar value of the award by the market value per share on the grant date. The Company's stock compensation expense was $227 for the three months ended March 31, 2018 and $288 for the three months ended April 1, 2017.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 30, 2017	(1,587)	288	(1,299)
Unrealized gain on interest rate swaps	804	—	804
Reclassification of loss into earnings from interest rate swaps	228	—	228
Reclassification of net actuarial gain into earnings from postretirement benefit plans	—	(7)	(7)
Reclassification of prior service credits into earnings from postretirement benefit plans	—	(1)	(1)
Balance at March 31, 2018	$(555)	$280	$(275)

NOTE 18 - CONTINGENCIES

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

Environmental Remediation

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and estimable. Remediation obligations are accrued based on the latest available information and are recorded at undiscounted amounts. The Company regularly monitors the progress of environmental remediation. If studies indicate that the cost of remediation has changed from the previous estimate, an adjustment to the liability would be recorded in the period in which such determination is made. (See Note 21).

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

The Company is one of multiple parties to two current lawsuits filed in Madison County Illinois, styled Brenda Bridgeman, Individually and as Special Administrator of the Estate of Robert Bridgeman, Deceased, vs. American Honda Motor Co., Inc., f/k/a Metropolitan

Table of Contents    19

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Life Insurance Co. et al No. 15-L-374 and styled Danny Atkins and Pamela Atkins, Pltfs., vs. Aurora Pump Company, et al. No. 18-L-2. Both lawsuits entail a claim for damages to be determined in excess of $50 filed on behalf of either a former employee or the estate of an individual which alleges that the deceased contracted mesothelioma as a result of exposure to asbestos while employed by the Company. Discovery in each matter is ongoing, and a tentative trial date has been set for one of the cases. The Company has denied liability, is defending the matters vigorously and is unable to estimate its potential exposure to loss, if any, at this time. In March of 2018, a similar lawsuit styled Charles Anderson, Pltf., vs. 3M Company, et al, No. 17-L-525 was dismissed.

On April 24th, 2018, following the end of the quarter, a law firm claiming to represent one of the Company's shareholders owning 50 shares, sent a request for information concerning the Company's equity incentive plans, and equity awards granted under those plans to the Company's chairman and chief operating officer, alleging that the law firm is investigating “possible breaches of fiduciary duty” in approving such plans and such awards. All such equity plans were approved by shareholders, and all such awards were made in accordance with the applicable terms of the plans. The Company is responding to the request in accordance with applicable law. No claim or suit has been filed.

NOTE 19 - OTHER (INCOME) EXPENSE, NET

Other operating (income) expense, net is summarized as follows:

	Three Months Ended
	March 31, 2018	April 1, 2017
Other operating (income) expense, net:
(Gain) loss on currency exchanges	$(8)	$17
Amortization of intangibles	76	76
Retirement expenses	54	18
Vendor settlement	(355)	—
Insurance proceeds	(48)	—
Miscellaneous (income) expense	40	(59)
Other operating (income) expense, net	$(241)	$52

	Three Months Ended
	March 31, 2018	April 1, 2017
Other expense (income), net:
Post-retirement income	$(5)	$(5)
Miscellaneous (income) expense	7	4
Other expense (income), net	$2	$(1)

NOTE 20 - FACILITY CONSOLIDATION AND SEVERANCE EXPENSES, NET

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

To complete the Warehousing, Distribution & Manufacturing Consolidation Plan, the Company moved its Saraland rug operation from an expiring leased building to an owned facility in March 2016. The Company completed this consolidation plan during 2016. As a result of eliminating its dyeing operations in Atmore, Alabama, the Company disposed of its waste water treatment plant in 2014. Subsequently, after extensive testing, it was determined that the Company still had some contaminants above background levels and installed a soil cap to finalize the cleanup of the site of the Company's former waste water treatment plant.

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

2017 Profit Improvement Plan

During the fourth quarter of 2017, the Company announced a Profit Improvement Plan to improve profitability through lower cost and streamlined decision making and aligning processes to maximize efficiency. The plan includes consolidating the management of the Company's two commercial brands, Atlas Carpet Mills and Masland Contract, under one management team, sharing operations in sales, marketing, product development and manufacturing. Specific to this plan includes focusing nearly all commercial solution dyed make-to-order production in our Atmore, Alabama operations where the Company has developed such make-to-order capabilities over the last 5 years. Further, the Company is aligning its west coast production facilities, better utilizing its west coast real estate by moving production to its Porterville, California and Atmore, Alabama operations and preparing for more efficient distribution of its west coast products. Furthermore, the Company is re-configuring its east coast distribution facilities to provide more efficient distribution of its products. In addition, the Company had reductions in related support functions such as accounting and information services.

Costs related to the facility consolidation plans are summarized as follows:

						As of March 31, 2018
	Accrued Balance at December 30, 2017	2018 Expenses To Date		2018 Cash Payments	Accrued Balance at March 31, 2018	Total Costs Incurred To Date	Total Expected Costs
Warehousing, Distribution & Manufacturing Consolidation Plan	$—	$—		$—	$—	$7,440	$7,440
Corporate Office Consolidation Plan	171	—		18	153	807	807
Profit Improvement Plan	$334	$216		$316	$234	$852	$1,921
Total All Plans	$505	$216	(1)	$334	$387	$9,099	$10,168

	Accrued Balance at December 31, 2016	2017 Expenses To Date		2017 Cash Payments	Accrued Balance at April 1, 2017
Warehousing, Distribution & Manufacturing Consolidation Plan	266	—		63	203
Corporate Office Consolidation Plan	248	—		18	230
Totals	$514	$—	(1)	$81	$433

(1) Costs incurred under these plans are classified as "facility consolidation and severance expenses, net" in the Company's Consolidated Condensed Statements of Operations.

Table of Contents    21

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 21 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	Three Months Ended
	March 31, 2018	April 1, 2017
Loss from discontinued operations:
Workers' compensation costs (credits) from former textile operations	$7	$(27)
Environmental remediation costs from former textile operations	(30)	(21)
Loss from discontinued operations, before taxes	$(23)	$(48)
Income tax benefit	—	(19)
Loss from discontinued operations, net of tax	$(23)	$(29)

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

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $1,741 as of March 31, 2018 and $1,746 as of December 30, 2017. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from our estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

NOTE 22 - RELATED PARTY TRANSACTIONS

The Company is a party to a five-year lease with the seller of Atlas Carpet Mills, Inc. to lease three manufacturing facilities as part of the acquisition in 2014. The lessor is controlled by an associate of the Company. Rent paid to the lessor during the three months ended March 31, 2018 and April 1, 2017 was $251 and $226, respectively. The lease was based on current market values for similar facilities.

The Company purchases a portion of its product needs in the form of fiber, yarn and carpet from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of the Company. An affiliate of Mr. Shaw holds approximately 7.3% of the Company's Common Stock, which represents approximately 3.3% of the total vote of all classes of the Company's Common Stock. Engineered Floors is one of several suppliers of such materials to the Company. Total purchases from Engineered Floors during the three months ended March 31, 2018 were approximately $1,715 ; or approximately 2.2%, respectively, of the Company's cost of goods sold. Total purchases from Engineered Floors during the three months ended April 1, 2017 were approximately $1,995; or approximately 2.8%, respectively, of the Company's cost of goods sold. Purchases from Engineered Floors are based on market value negotiated prices. The Company has no contractual commitments with Mr. Shaw associated with its business relationship with Engineered Floors. Transactions with Engineered Floors are reviewed annually by the Company's board of directors.

The Company is a party to a ten-year lease with the Rothman Family Partnership to lease a facility as part of the Robertex acquisition in 2013. The lessor is controlled by an associate of the Company. Rent paid to the lessor during the three months ended March 31, 2018 and April 1, 2017 was $69 and $67, respectively. The lease was based on current market values for similar facilities. In addition, the Company has a note payable to Robert P. Rothman related to the acquisition of Robertex Inc. (See Note 10).

Table of Contents    22

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated condensed financial statements and related notes appearing elsewhere in this report.

FORWARD-LOOKING INFORMATION

This Report contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include the use of terms or phrases such as "expects," "estimates," "projects," "believes," "anticipates," "intends," and similar terms and phrases. Such forward-looking statements relate to, among other matters, our future financial performance, business prospects, growth strategies or liquidity. The following important factors may affect our future results and could cause those results to differ materially from our historical results; these factors include, in addition to those “Risk Factors” detailed in item 1A of this report, and described elsewhere in this document, the cost and availability of capital, raw material and transportation costs related to petroleum price levels, the cost and availability of energy supplies, the loss of a significant customer or group of customers, ability to attract, develop and retain qualified personnel, materially adverse changes in economic conditions generally in carpet, rug and floorcovering markets we serve and other risks detailed from time to time in our filings with the Securities and Exchange Commission.

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

Our business is primarily concentrated in areas of the soft floorcovering markets which include broadloom carpet, carpet tiles and rugs.  However, over the past few years, there has been a significant shift in the flooring marketplace as hard surface products have grown at a rate much faster than soft surface products. We have responded to this accelerated shift to hard surface flooring by launching several initiatives in both our residential and commercial brands. Our commercial brands offer luxury vinyl flooring (“LVF”) products under the Calibré brand in the commercial markets. Our residential brands, Dixie Home and Masland Residential, offer Stainmaster® PetProtect™ luxury vinyl flooring. During 2018, our residential brand, Fabrica, will begin offering a high-end engineered wood line.

During the first quarter of 2018, our net sales increased 1.4% compared with the first quarter of 2017. Sales of residential products increased 7.3% during the quarter versus prior year quarter while, we estimate, the industry was flat. We continue to anticipate the residential housing market will have steady but moderate growth over the next year. Commercial product sales decreased 9.4% during the quarter while, we believe, the industry was down in the mid-single digits. We anticipate the commercial market to continue to be weak over the next year.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018 Compared with Three Months Ended April 1, 2017

	Three Months Ended
	March 31, 2018	April 1, 2017
Net sales	100.0%	100.0%
Cost of sales	78.2%	74.2%
Gross profit	21.8%	25.8%
Selling and administrative expenses	23.4%	25.1%
Other operating (income) expense, net	(0.3)%	0.1%
Facility consolidation and severance expenses, net	0.2%	—%
Operating income (loss)	(1.5)%	0.6%

Net Sales

Net sales for the quarter ended March 31, 2018 was $98.9 million, an increase of 1.4% compared with net sales of $97.5 million for the year-earlier quarter. In the first quarter of 2018, residential floorcovering sales increased 7.3% and net sales of commercial floorcovering decreased 9.4% compared with the first quarter of 2017. Order entry through the first four weeks of the second quarter have improved for commercial products relative to this same time last year.

Table of Contents    23

Gross Profit

Gross profit as a percentage of net sales was 21.8% in the first quarter of 2018 compared with 25.8% in the first quarter of 2017, or a 4.0 percentage point decrease as a percentage of sales. During the first quarter of 2018, our sales and costs were negatively impacted by severe weather, which affected several of our east coast facilities in January. In addition, the launch of numerous new difficult to manufacture residential products severely impacted the throughput of our manufacturing operations in January and February, resulting in unabsorbed fixed costs. In addition, we had higher waste and off-quality issues as a result of the intensive effort to launch these new products during the quarter. We were further impacted by the quality initiative, begun in the fourth quarter of 2017 and completed in February of 2018, to reformulate all of our dye formulas to improve color matching through our continuous dye facility. Finally, our commercial sales were slow during the quarter, therefore, we had unabsorbed fixed costs through our facilities that produce primarily commercial products due to the lower production levels required to meet the lower demand.

Selling and Administrative Expenses

Selling and administrative expenses were $23.1 million in first quarter 2018 compared with $24.5 million in the year earlier period, a decrease of 1.7 percentage points as a percentage of sales. Selling and administrative expenses decreased as a percentage of sales primarily as a result of lower selling expenses during the quarter. The lower expenses were partially related to cost savings from the actions taken in the Profit Improvement Plan during the fourth quarter of 2017.

Other Operating (Income) Expense, Net

Other operating (income) expense, net was an income of $241 thousand in the first quarter of 2018 compared with net expense of $52 thousand in the first quarter of 2017. The first quarter of 2018 included a gain of $48 from company-owned life insurance and a gain of $355 from a vendor settlement.

Facility Consolidation and Severance Expenses, Net

Facility consolidation and severance expenses increased $216 thousand in the first quarter of 2018 compared with the year-earlier period as a result of the expenses associated with the Profit Improvement Plan which began in October 2017.

Operating Income (Loss)

We reported an operating loss of $1.5 million in the first quarter of 2018 compared with operating income of $623 thousand in the first quarter of 2017. During the first quarter of 2018, our sales and costs were negatively impacted by severe weather, which affected several of our east coast facilities in January. In addition, the launch of numerous new difficult to manufacture residential products severely impacted the throughput of our manufacturing operations in January and February, resulting in unabsorbed fixed costs. In addition, we had higher waste and off-quality issues as a result of the intensive effort to launch these new products during the quarter. We were further impacted by the quality initiative, begun in the fourth quarter of 2017 and completed in February of 2018, to reformulate all of our dye formulas to improve color matching through our continuous dye facility. Finally, our commercial sales were slow during the quarter, therefore, we had unabsorbed fixed costs through our facilities that produce primarily commercial products due to the lower production levels required to meet the lower demand.

Interest Expense

Interest expense increased $171 thousand in the first quarter of 2018 compared with the first quarter of 2017 principally a result of higher interest rates and higher levels of debt in 2018.

Income Tax Provision (Benefit)

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. While we have substantially completed our provisional analysis of the income tax effects of the Tax Act and recorded a reasonable estimate of such effects during the fourth quarter of 2017, the charge related to the Tax Act may differ, possibly materially, due to, among other things, further refinement of our calculations, changes in interpretations and assumptions that we have made or additional guidance that may be issued related to the Tax Act. Pursuant to Staff Accounting Bulletin No. 118, we will complete our analysis over a one-year measurement period from the enactment date, and any adjustments during this measurement period will be included in income from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined.

The benefit rate applied to the pretax loss for the first quarter of 2018 was 5.4% compared with a benefit rate of 22.1% in the year-earlier quarter. During the fourth quarter of 2017, we recorded a full valuation allowance against the deferred tax assets resulting in only refundable credits and a small of amount of state taxes being recognized in the tax benefit for the first quarter of 2018. The first quarter of 2017 included $164 of tax expense related to the adoption of ASU No. 2016-09 which required a shortfall of tax benefits related to stock compensation to be recognized in income tax expense instead of additional paid-in capital.

Table of Contents    24

Net Income (Loss)

Continuing operations reflected a loss of $2.9 million, or $0.18 per diluted share, in the first quarter of 2018 compared with a loss of $575 thousand, or $0.04 per diluted share, in the same period in 2017. Discontinued operations reflected a loss of $23 thousand, or $0.00 per diluted share, in the first quarter of 2018 compared with a loss of $29 thousand, or $0.00 per diluted share, in the same period in 2017. Including discontinued operations, we had net loss of $2.9 million, or $0.18 per diluted share, in the first quarter of 2018 compared with a net loss of $604 thousand, or $0.04 per diluted share, in the first quarter of 2017.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2018, cash used in operations was $2.9 million. Accounts receivable increased $1.5 million and inventories increased $3.3 million which was offset by an increase in accounts payable and accrued expenses of $2.1 million. The increase in accounts receivable was due to the higher sales volumes during the first quarter of 2018. We increased inventories and accounts payable to build inventories to prepare for the spring and summer selling seasons.

Capital asset acquisitions for the three months ended March 31, 2018 were $762 thousand. Depreciation and amortization for the three months ended March 31, 2018 were $3.1 million. We expect capital expenditures to be approximately $6.0 million in 2018 while depreciation and amortization is expected to be approximately $13.0 million. Planned capital expenditures in 2018 are primarily for new equipment.

During the three months ended March 31, 2018, cash provided by financing activities was $3.6 million. We had net borrowings on our revolving credit facility of $3.8 million. These proceeds were offset by payments on other debt obligations of $2.4 million. The cash provided by financing was used to fund the operations during the quarter.

We believe our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements under current operating conditions. As of March 31, 2018, the unused borrowing availability under our revolving credit facility was $28.8 million. Our revolving credit facility requires us to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability is less than $16.5 million. As of the date hereof, our fixed charge coverage ratio was less than 1.1 to 1.0, accordingly the unused availability accessible by us was $12.3 million (the amount above $16.5 million) at March 31, 2018. Significant additional cash expenditures above our normal liquidity requirements or significant deterioration in economic conditions could affect our business and require supplemental financing or other funding sources. There can be no assurance that such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us.

Contractual Obligations

The following table summarizes our future minimum payments under contractual obligations as of March 31, 2018.

	Payments Due By Period
	(dollars in millions)
	2018	2019	2020	2021	2022	Thereafter	Total
Debt	$4.2	$2.8	$1.9	$103.2	$1.0	$8.8	121.9
Interest - debt (1)	4.0	5.1	5.0	3.8	0.4	0.7	19.0
Capital leases	3.2	3.4	3.2	2.5	0.9	0.2	13.4
Interest - capital leases	0.5	0.5	0.3	0.2	—	—	1.5
Operating leases	2.9	2.9	2.4	1.9	1.5	3.5	15.1
Purchase commitments	2.6	—	—	—	—	—	2.6
Totals	17.4	14.7	12.8	111.6	3.8	13.2	173.5

(1)     Interest rates used for variable rate debt were those in effect at March 31, 2018.

Changes to Critical Accounting Policies

Our critical accounting policies were outlined in Management's Discussion and Analysis of Results of Operations and Financial Condition in our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission. During the first quarter ended March 31, 2018, we adopted the provisions of ASC 606, “Revenue from Contracts with Customers”. See Note 2, Recent Accounting Pronouncements and Note 3, Revenue, in the notes to the Consolidated Condensed Financial Statements, related to the impact of the adoption on our financial statements and accounting policies.

Table of Contents    25

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

At March 31, 2018, $51,493, or approximately 38% of our total debt, was subject to floating interest rates.  A one-hundred basis point fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $381.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2018, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Table of Contents    26

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

We are one of multiple parties to two current lawsuits filed in Madison County Illinois, styled Brenda Bridgeman, Individually and as Special Administrator of the Estate of Robert Bridgeman, Deceased, vs. American Honda Motor Co., Inc., f/k/a Metropolitan Life Insurance Co., et al No. 15-L-374 and styled Danny Atkins and Pamela Atkins, Pltfs., vs. Aurora Pump Company, et al. No. 18-L-2. Both lawsuits entail a claim for damages to be determined in excess of $50,000 filed on behalf of either a former employee or the estate of an individual which alleges that the deceased contracted mesothelioma as a result of exposure to asbestos while employed by us. Discovery in each matter is ongoing, and a tentative trial date has been set for one of the cases. We have denied liability, are defending the matters vigorously and are unable to estimate our potential exposure to loss, if any, at this time. In March of 2018, a similar lawsuit styled Charles Anderson, Pltf., vs. 3M Company, et al, No. 17-L-525 was dismissed.

On April 24th, 2018, following the end of the quarter, a law firm claiming to represent one of our shareholders owning 50 shares, sent a request for information concerning our equity incentive plans, and equity awards granted under those plans to our chairman and to our chief operating officer, alleging that the law firm is investigating “possible breaches of fiduciary duty” in approving such plans and such awards. All such equity plans were approved by shareholders, and all such awards were made in accordance with the applicable terms of the plans. We are responding to the request in accordance with applicable law. No claim or suit has been filed.

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

Table of Contents    27

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

Table of Contents    28

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

Table of Contents    29

We may be exposed to litigation, claims and other legal proceedings in the ordinary course of business relating to our products or business, which could have a material adverse effect on our business, results of operations and financial condition.

In the ordinary course of business, we are subject to a variety of work-related and product-related claims, lawsuits and legal proceedings, including those relating to product liability, product warranty, product recall, personal injury, environmental and other matters that are inherently subject to many uncertainties regarding the possibility of a loss to our business. Such matters could have a material adverse effect on our business, results of operations and financial condition if we are unable to successfully defend against or resolve these matters or if our insurance coverage is insufficient to satisfy any judgments against us or settlements relating to these matters. Although we have product liability insurance, the policies may not provide coverage for certain claims against us or may not be sufficient to cover all possible liabilities. Further, we may not be able to maintain insurance at commercially acceptable premium levels. Additionally, adverse publicity arising from claims made against us, even if the claims are not successful, could adversely affect our reputation or the reputation and sales of our products.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

The following table provides information regarding our repurchases of shares of our Common Stock during the three months ended March 31, 2018:

Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
February 3, 2018	—	$—	—
March 3, 2018	—	—	—
March 31, 2018	19,726	2.85	19,726
Three Months Ended March 31, 2018	19,726	$—	19,726	$2,172,047

(1) During the three months ended March 31, 2018, 19,726 shares were withheld from employees in lieu of cash payments for withholding taxes due for a total amount of $56,219.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a.)	Exhibits

31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Table of Contents    30

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Table of Contents    31

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIXIE GROUP, INC.
(Registrant)

Date: May 4, 2018	By: /s/ JON A. FAULKNER
Jon A. Faulkner Vice President and Chief Financial Officer

Table of Contents    32