Form 10-Q
period 2018-06-30
DIXIE GROUP INC
filed 2018-08-02
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of July 26, 2018
Common Stock, $3 Par Value	15,515,088 shares
Class B Common Stock, $3 Par Value	936,804 shares
Class C Common Stock, $3 Par Value	0 shares

Table of Contents    1

THE DIXIE GROUP, INC.

Table of Contents    2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30, 2018	December 30, 2017
ASSETS	(Unaudited)	(As Adjusted)
CURRENT ASSETS
Cash and cash equivalents	$21	$19
Receivables, net	49,408	46,480
Inventories, net	122,383	113,657
Prepaids and other current assets	7,155	4,669
TOTAL CURRENT ASSETS	178,967	164,825

PROPERTY, PLANT AND EQUIPMENT, NET	89,148	93,785
GOODWILL AND OTHER INTANGIBLES	5,698	5,850
OTHER ASSETS	18,089	19,447
TOTAL ASSETS	$291,902	$283,907

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$27,407	$18,541
Accrued expenses	30,911	31,360
Current portion of long-term debt	7,982	9,811
TOTAL CURRENT LIABILITIES	66,300	59,712

LONG-TERM DEBT	130,192	123,446
OTHER LONG-TERM LIABILITIES	18,955	21,486
TOTAL LIABILITIES	215,447	204,644

COMMITMENTS AND CONTINGENCIES (See Note 18)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 15,515,088 shares for 2018 and 15,279,812 shares for 2017	46,545	45,839
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 936,804 shares for 2018 and 861,499 shares for 2017	2,810	2,584
Additional paid-in capital	156,605	157,139
Accumulated deficit	(129,723)	(125,000)
Accumulated other comprehensive income (loss)	218	(1,299)
TOTAL STOCKHOLDERS' EQUITY	76,455	79,263
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$291,902	$283,907

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    3

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
		(As Adjusted)		(As Adjusted)
NET SALES	$106,438	$107,187	$205,297	$204,728
Cost of sales	81,294	78,761	158,573	151,141
GROSS PROFIT	25,144	28,426	46,724	53,587

Selling and administrative expenses	23,802	25,266	46,921	49,753
Other operating (income) expense, net	1,507	(14)	1,267	39
Facility consolidation and severance expenses, net	190	—	406	—
OPERATING (LOSS) INCOME	(355)	3,174	(1,870)	3,795

Interest expense	1,642	1,357	3,176	2,719
Other expense, net	1	21	3	18
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(1,998)	1,796	(5,049)	1,058
Income tax provision (benefit)	(26)	570	(192)	408
INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,972)	1,226	(4,857)	650
Income (loss) from discontinued operations, net of tax	157	(123)	135	(152)
NET INCOME (LOSS)	$(1,815)	$1,103	$(4,722)	$498

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.13)	$0.08	$(0.31)	$0.04
Discontinued operations	0.01	(0.01)	0.01	(0.01)
Net income (loss)	$(0.12)	$0.07	$(0.30)	$0.03

BASIC SHARES OUTSTANDING	15,763	15,707	15,739	15,690

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.13)	$0.08	$(0.31)	$0.04
Discontinued operations	0.01	(0.01)	0.01	(0.01)
Net income (loss)	$(0.12)	$0.07	$(0.30)	$0.03

DILUTED SHARES OUTSTANDING	15,763	15,826	15,739	15,805

DIVIDENDS PER SHARE:
Common Stock	$—	$—	$—	$—
Class B Common Stock	—	—	—	—

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    4

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
NET INCOME (LOSS)	$(1,815)	$1,103	$(4,722)	$498

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on interest rate swaps	323	(359)	1,128	(303)
Income taxes	—	(136)	—	(115)
Unrealized gain (loss) on interest rate swaps, net	323	(223)	1,128	(188)

Reclassification of loss into earnings from interest rate swaps (1)	177	324	406	683
Income taxes	—	123	—	260
Reclassification of loss into earnings from interest rate swaps, net	177	201	406	423

Reclassification of net actuarial gain into earnings from postretirement benefit plans (2)	(7)	(8)	(15)	(16)
Income taxes	—	(3)	—	(6)
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(7)	(5)	(15)	(10)

Reclassification of prior service credits into earnings from postretirement benefit plans (2)	(1)	(1)	(2)	(2)
Income taxes	—	—	—	(1)
Reclassification of prior service credits into earnings from postretirement benefit plans, net	(1)	(1)	(2)	(1)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	492	(28)	1,517	224

COMPREHENSIVE INCOME (LOSS)	$(1,323)	$1,075	$(3,205)	$722

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

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Six Months Ended
	June 30, 2018	July 1, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$(4,857)	$650
Income (loss) from discontinued operations	135	(152)
Net income (loss)	(4,722)	498

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,307	6,406
Provision for deferred income taxes	15	390
Net loss on property, plant and equipment disposals	82	41
Stock-based compensation expense	456	488
Bad debt expense	117	17
Changes in operating assets and liabilities:
Receivables	(3,045)	(10,024)
Inventories	(8,726)	(14,754)
Other current assets	(2,486)	104
Accounts payable and accrued expenses	6,537	8,624
Other operating assets and liabilities	314	(524)
NET CASH USED IN OPERATING ACTIVITIES	(5,151)	(8,734)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,422)	(6,224)
NET CASH USED IN INVESTING ACTIVITIES	(1,422)	(6,224)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	8,434	18,944
Payments on notes payable - buildings	(366)	(365)
Payments on notes payable related to acquisitions	(791)	(1,393)
Borrowings on notes payable - equipment and other	1,960	1,932
Payments on notes payable - equipment and other	(2,250)	(2,210)
Payments on capital leases	(2,234)	(1,931)
Change in outstanding checks in excess of cash	1,880	90
Repurchases of Common Stock	(58)	(116)
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,575	14,951

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2	(7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19	140
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21	$133

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3,054	$2,660
Income taxes paid, net	73	105
Equipment purchased under capital leases	74	229
Equipment purchased under notes payable	—	59

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    6

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements which do not include all the information and notes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 30, 2017. Operating results for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the entire 2018 year.

Based on applicable accounting standards, the Company has determined that it has one reportable segment, Floorcovering comprised of two operating segments, Residential and Commercial. Pursuant to applicable accounting standards, the Company has aggregated the two operating segments into one reporting segment because they have similar economic characteristics, and the operating segments are similar in all of the following areas: (a) the nature of the products and services; (b) the nature of the production processes; (c) the type or class of customer for their products and services; (d) the methods used to distribute their products or provide their services; and (e) the nature of the regulatory environment.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standard Adopted in Fiscal 2018

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue by end-user markets for the three months and six months ended June 30, 2018 and July 1, 2017:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Residential floorcovering products	$75,034	$72,115	$142,129	$134,654
Commercial floorcovering products	30,954	34,443	62,242	68,959
Other services	450	629	926	1,115
Total net sales	$106,438	$107,187	$205,297	$204,728

Residential floorcovering products. Residential floorcovering products include broadloom carpet, rugs, luxury vinyl flooring and engineered hardwood. These products are sold into the designer, retailer, mass merchant and builder markets.

Commercial floorcovering products. Commercial floorcovering products include broadloom carpet, carpet tile, rugs, and luxury vinyl flooring. These products are sold into the corporate, hospitality, healthcare, government, and education markets through the use of designers and architects.

Other services. Other services include carpet yarn processing and carpet dyeing services.

Contract Balances

Other than receivables that represent an unconditional right to consideration, which are presented separately (See Note 4), the Company does not recognize any contract assets which give conditional rights to receive consideration, as the Company does not incur costs to obtain customer contracts that are recoverable. The Company often receives cash payments from customers in advance of the Company’s performance for limited production run orders resulting in contract liabilities. These contract liabilities are classified in accrued expenses in the Consolidated Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue, which is typically less than a year. The net decrease or increase in the contract liabilities is primarily driven by order activity for limited runs requiring deposits offset by the recognition of revenue and application of deposit on the receivables ledger for such activity during the period. The activity in the advanced deposits for the three and six months ended June 30, 2018 and July 1, 2017 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Beginning contract liability	$5,296	$7,572	$5,717	$8,212
Revenue recognized from contract liabilities included in the beginning balance	(4,711)	(6,246)	(5,005)	(7,534)
Increases due to cash received, net of amounts recognized in revenue during the period	6,139	4,903	6,012	5,551
Ending contract liability	$6,724	$6,229	$6,724	$6,229

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

Bill-and-Hold Arrangement

At the customer's request, the Company entered into a bill-and-hold arrangement with one customer during the three months ended March 31, 2018. The Company recognized revenue of $630 but retained physical possession of the inventory. The Company segregated the inventory and no longer had the ability to use or direct it to another customer. The inventory was available to be physically transferred to the customer. As of June 30, 2018, approximately 62% of the order had been shipped to the customer.

NOTE 4 - RECEIVABLES, NET

Receivables are summarized as follows:

	June 30, 2018	December 30, 2017
Customers, trade	$46,645	$43,683
Other receivables	2,962	2,930
Gross receivables	49,607	46,613
Less: allowance for doubtful accounts	(199)	(133)
Receivables, net	$49,408	$46,480

Bad debt expense (credit) was $57 and $117 for the three and six months ended June 30, 2018, respectively, and $(13) and $17 for the three and six months ended July 1, 2017, respectively.

NOTE 5 - INVENTORIES, NET

Inventories are summarized as follows:

	June 30, 2018	December 30, 2017
Raw materials	$42,874	$39,264
Work-in-process	23,206	24,454
Finished goods	70,136	65,172
Supplies and other	138	143
LIFO reserve	(13,971)	(15,376)
Inventories, net	$122,383	$113,657

Table of Contents    10

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	June 30, 2018	December 30, 2017
Land and improvements	$8,291	$7,886
Buildings and improvements	63,349	62,852
Machinery and equipment	188,810	188,971
Assets under construction	1,731	2,443
	262,181	262,152
Accumulated depreciation	(173,033)	(168,367)
Property, plant and equipment, net	$89,148	$93,785

Depreciation of property, plant and equipment, including amounts for capital leases, totaled $3,036 and $6,051, respectively, in the three and six months ended June 30, 2018 and $3,068 and $6,150, respectively, in the three and six months ended July 1, 2017.

NOTE 7 - GOODWILL AND OTHER INTANGIBLES

The carrying amount of goodwill is $3,389 as of June 30, 2018 and December 30, 2017. The Company has a net carrying amount of $2,309 and $2,461 as of June 30, 2018 and December 30, 2017, respectively, for certain intangible assets subject to amortization. Amortization expense was $76 and $153 for the three and six months ended June 30, 2018 and July 1, 2017, respectively.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	June 30, 2018	December 30, 2017
		(As Adjusted)
Compensation and benefits	$7,493	$9,276
Provision for customer rebates, claims and allowances	8,446	9,820
Advanced customer deposits	6,724	5,717
Outstanding checks in excess of cash	2,259	379
Other	5,989	6,168
Accrued expenses	$30,911	$31,360

NOTE 9 - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products. Product warranty reserves are included in accrued expenses in the Company's Consolidated Condensed Balance Sheets. The following is a summary of the Company's product warranty activity:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
		(As Adjusted)		(As Adjusted)
Product warranty reserve at beginning of period	$1,248	$1,357	$1,356	$1,439
Warranty liabilities accrued	623	491	1,236	895
Warranty liabilities settled	(626)	(490)	(1,318)	(906)
Changes for pre-existing warranty liabilities	(2)	59	(31)	(11)
Product warranty reserve at end of period	$1,243	$1,417	$1,243	$1,417

Table of Contents    11

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 10 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	June 30, 2018	December 30, 2017
Revolving credit facility	$106,142	$97,708
Notes payable - buildings	12,053	12,419
Acquisition note payable - Robertex	—	791
Notes payable - equipment and other	6,224	8,474
Capital lease obligations	14,330	14,530
Deferred financing costs, net	(575)	(665)
Total long-term debt	138,174	133,257
Less: current portion of long-term debt	7,982	9,811
Long-term debt	$130,192	$123,446

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

At the Company's election, advances of the revolving credit facility bear interest at annual rates equal to either (a) LIBOR for one, two or three-month periods, as selected by the Company, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate plus 1.00%, plus an applicable margin ranging between 0.50% and 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. As of June 30, 2018, the applicable margin on our revolving credit facility was 1.75%. The Company pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.375% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 4.41% at June 30, 2018 and 4.12% at December 30, 2017.

The revolving credit facility includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations. The revolving credit facility restricts the Company's borrowing availability if its fixed charge coverage ratio is less than 1.1 to 1.0. During any period that the fixed charge coverage ratio is less than 1.1 to 1.0, the Company's borrowing availability is reduced by $16,500. As of June 30, 2018, the unused borrowing availability under the revolving credit facility was $26,780; however, since the Company's fixed charge coverage ratio was less than 1.1 to 1.0, the unused availability accessible by the Company was $10,280 (the amount above $16,500) at June 30, 2018.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Acquisition Note Payable - Robertex

On July 1, 2013, the Company signed a 4.50% seller-financed note of $4,000, which was recorded at a fair value of $3,749, with Robert P. Rothman related to the acquisition of Robertex Associates, LLC ("Robertex") in Calhoun, Georgia. The note was payable in five annual installments of principal of $800 plus interest. The note matured on June 30, 2018.

Notes Payable - Equipment and Other

The Company's equipment financing notes have terms ranging from 1 to 7 years, bear interest ranging from 1.00% to 7.68% and are due in monthly installments through their maturity dates. The Company's equipment financing notes are secured by the specific equipment financed and do not contain any financial covenants.

Capital Lease Obligations

The Company's capitalized lease obligations have terms ranging from 3 to 7 years, bear interest ranging from 3.55% to 7.76% and are due in monthly or quarterly installments through their maturity dates. The Company's capital lease obligations are secured by the specific equipment leased.

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

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Condensed Balance Sheets as of June 30, 2018 and December 30, 2017:

	June 30, 2018	December 30, 2017	Fair Value Hierarchy Level
Assets:
Interest rate swaps (1)	$196	$—	Level 2

Liabilities:
Interest rate swaps (1)	$861	$2,229	Level 2
Contingent consideration (2)	26	25	Level 3

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

(2)	As a result of the Robertex acquisition in 2013, a contingent consideration liability was recorded by the company.

Table of Contents    13

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Changes in the fair value measurements using significant unobservable inputs (Level 3) during the six months ending June 30, 2018 and July 1, 2017 were as follows:

	June 30, 2018	July 1, 2017
Beginning balance	$25	$200
Fair value adjustments	1	(144)
Ending balance	$26	$56

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three and six months ending June 30, 2018 or July 1, 2017. If any, the Company recognizes the transfers at the end of the reporting period.

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	June 30, 2018		December 30, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$21	$21	$19	$19
Notes receivable	282	282	282	282
Interest rate swaps	196	196	—	—
Financial liabilities:
Long-term debt and capital leases, including current portion	138,174	136,277	133,257	131,203
Interest rate swaps	861	861	2,229	2,229

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

The following is a summary of the Company's interest rate swaps outstanding as of June 30, 2018:

Type	Notional Amount		Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$25,000		September 1, 2016 through September 1, 2021	3.105%	1 Month LIBOR
Interest rate swap	$25,000		September 1, 2015 through September 1, 2021	3.304%	1 Month LIBOR
Interest rate swap	$6,838	(1)	November 7, 2014 through November 7, 2024	4.500%	1 Month LIBOR
Interest rate swap	$5,215	(2)	January 7, 2017 through January 7, 2025	4.300%	1 Month LIBOR

(1) Interest rate swap notional amount amortizes by $35 monthly to maturity.
(2) Interest rate swap notional amount amortizes by $26 monthly to maturity.

Table of Contents    14

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table summarizes the fair values of derivative instruments included in the Company's financial statements:

	Location on Consolidated Balance Sheets	Fair Value
		June 30, 2018	December 30, 2017
Asset Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Prepaids and other current assets	$2	—
Interest rate swaps, long-term portion	Other Assets	194	$—
Total Asset Derivatives		$196	$—

Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued Expenses	$449	$842
Interest rate swaps, long-term portion	Other Long-Term Liabilities	412	1,387
Total Liability Derivatives		$861	$2,229

The following tables summarize the pre-tax impact of derivative instruments on the Company's financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$323	$(359)	$1,128	$(303)

	Amount of Gain or (Loss) Reclassified from AOCIL on the effective portion into Income (1)(2)
	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(177)	$(324)	$(406)	$(683)

(1)	The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's financial statements.

(2)	The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to June 30, 2018 is $447.

The amount of gain (loss) recognized in income on the ineffective portion of interest rate swaps, if any, is included in other expense, net on the Company's Consolidated Condensed Statements of Operations. There was no ineffective portion for the periods presented.

NOTE 13 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers approximately 86% of the Company's current associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution (credit) expense for this 401(k) plan was $(33) and $245 for the three months ended June 30, 2018 and July 1, 2017, respectively, and $231 and $478 for the six months ended June 30, 2018 and July 1, 2017, respectively. The reduction in the matching contribution expense for the three months ended June 30, 2018 was a result of revising the estimated match for the year.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

for the collective-bargaining 401(k) plan was $38 and $42 for the three months ended June 30, 2018 and July 1, 2017, respectively, and $67 and $60 for the six months ended June 30, 2018 and July 1, 2017, respectively.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations owed to participants under this plan were $15,462 at June 30, 2018 and $17,010 at December 30, 2017 and are included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $16,410 at June 30, 2018 and $18,232 at December 30, 2017 and is included in other assets in the Company's Consolidated Condensed Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. Expenses related to the multi-employer pension plan were $81 and $85 for the three months ended June 30, 2018 and July 1, 2017, respectively, and $173 and $151 for the six months ended June 30, 2018 and July 1, 2017, respectively.

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

The benefit rate for the six months ending June 30, 2018 was 3.8% compared with an effective income tax rate of 38.6% for the six months ending July 1, 2017. During the fourth quarter of 2017, the Company recorded a full valuation allowance against the deferred tax assets resulting in only refundable credits and a small amount of state taxes being recognized in the tax benefit for the first half of 2018. The six months ended July 1, 2017 included $164 of tax expense related to the adoption of ASU No. 2016-09 which requires a shortfall of tax benefits related to stock compensation to be recognized in income tax expense instead of additional paid-in capital. The Company is in a net deferred tax liability position of $1,120 and $1,105 at June 30, 2018 and December 30, 2017, respectively, which is included in other long-term liabilities in the Company's Consolidated Balance Sheets.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $424 and $414 at June 30, 2018 and December 30, 2017, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of June 30, 2018 and December 30, 2017.

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

NOTE 15 - EARNINGS (LOSS) PER SHARE

The Company's unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities and are included in the computation of earnings per share. Accounting guidance requires additional disclosure of earnings (loss) per share for common stock and unvested share-based payment awards, separately disclosing distributed and undistributed earnings. Undistributed earnings represent earnings that were available for distribution but were not distributed. Common stock and unvested share-based payment awards earn dividends equally. All earnings were undistributed in all periods presented.

Table of Contents    16

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(1,972)	$1,226	$(4,857)	$650
Less: Allocation of earnings to participating securities	—	(31)	—	(31)
Income (loss) from continuing operations available to common shareholders - basic	$(1,972)	$1,195	$(4,857)	$619
Basic weighted-average shares outstanding (1)	15,763	15,707	15,739	15,690
Basic earnings (loss) per share - continuing operations	$(0.13)	$0.08	$(0.31)	$0.04

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to common shareholders - basic	$(1,972)	$1,195	$(4,857)	$619
Add: Undistributed earnings reallocated to unvested shareholders	—	—	—	—
Income (loss) from continuing operations available to common shareholders - basic	$(1,972)	$1,195	$(4,857)	$619
Basic weighted-average shares outstanding (1)	15,763	15,707	15,739	15,690
Effect of dilutive securities:
Stock options (2)	—	—	—	—
Directors' stock performance units (2)	—	119	—	115
Diluted weighted-average shares outstanding (1)(2)	15,763	15,826	15,739	15,805
Diluted earnings (loss) per share - continuing operations	$(0.13)	$0.08	$(0.31)	$0.04

(1)	Includes Common and Class B Common shares, excluding 675 thousand unvested participating securities.

(2)
Shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded to the extent they are anti-dilutive. Aggregate shares excluded for the three and six months ended June 30, 2018 were 426 thousand and for the three and six months ended July 1, 2017 were 307 thousand.

NOTE 16 - STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Condensed Financial Statements. The number of shares to be issued is determined by dividing the specified dollar value of the award by the market value per share on the grant date. The Company's stock compensation expense was $228 and $455 for the three and six months ended June 30, 2018, respectively, and $201 and $488 for the three and six months ended July 1, 2017, respectively.

On March 12, 2018, the Company granted 297,292 shares of restricted stock to certain key employees of the Company. The grant-date fair value of the awards was $832, or $2.80 per share, and will be recognized as stock compensation expense over a weighted-average period of 6.1 years from the date the awards were granted. Each award is subject to a continued service condition. The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

Table of Contents    17

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 30, 2017	(1,587)	288	(1,299)
Unrealized gain on interest rate swaps	1,128	—	1,128
Reclassification of loss into earnings from interest rate swaps	406	—	406
Reclassification of net actuarial gain into earnings from postretirement benefit plans	—	(15)	(15)
Reclassification of prior service credits into earnings from postretirement benefit plans	—	(2)	(2)
Balance at June 30, 2018	$(53)	$271	$218

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Commitments and Contingencies

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

As of June 25, 2018, the Company and the Class Representative, as a result of court ordered mediation, have agreed to a Memorandum of Understanding regarding settlement of the class action litigation styled Carlos Garcia v. Fabrica International, Inc. et al Orange County Superior Court Case No. 30-2017-00949461-CU-OE-CXC. The parties have agreed during the quarter to file a motion for approval of a memorandum of understanding with the court in which the case is pending, and to finalize a definitive settlement agreement subject to court approval. The required court approval of the settlement is expected to occur within the next quarter. During the quarter ended June 30, 2018, the Company has recorded costs of approximately $1,514 to reflect our estimate of the costs related to such issues.

The Company is one of multiple parties to a current lawsuit filed in Madison County Illinois styled Danny Atkins and Pamela Atkins, Pltfs., vs. Aurora Pump Company, et al. No. 18-L-2. The lawsuit entails a claim for damages to be determined in excess of $50 filed on behalf of a former employee that alleges that the deceased contracted mesothelioma as a result of exposure to asbestos while employed by the Company. Discovery in the matter is ongoing. The Company has denied liability, is defending the matters

Table of Contents    18

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

vigorously and is unable to estimate its potential exposure to loss, if any, at this time. In March of 2018, a similar lawsuit styled Charles Anderson, Pltf., vs. 3M Company, et al, No. 17-L-525 was dismissed. In May of 2018, the lawsuit styled Brenda Bridgeman, Individually and as Special Administrator of the Estate of Robert Bridgeman, Deceased, vs. American Honda Motor Co., Inc., f/k/a Metropolitan Life Insurance Co. et al No. 15-L-374 was placed in the category of "special closed with settlements and bankruptcy claims pending" to all remaining defendants.

On April 24th, 2018, subsequent to the end of the first quarter, a law firm claiming to represent one of the Company's shareholders owning 50 shares, sent a request for information concerning the Company's equity incentive plans, and equity awards granted under those plans to the Company's chairman and chief operating officer, alleging that the law firm is investigating “possible breaches of fiduciary duty” in approving such plans and such awards. All such equity plans were approved by shareholders, and all such awards were made in accordance with the applicable terms of the plans. The Company has responded to the request in accordance with applicable law. No claim or suit has been filed.

NOTE 19 - OTHER (INCOME) EXPENSE, NET

Other operating (income) expense, net is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Other operating (income) expense, net:
Loss on property, plant and equipment disposals	82	41	$82	$41
(Gain) loss on currency exchanges	$5	$(15)	(3)	2
Amortization of intangibles	76	76	153	153
Retirement (income) expense	(120)	54	(66)	72
Settlement of class action litigation (1)	1,514	—	1,514	—
Miscellaneous (income) expense	(50)	(170)	(413)	(229)
Other operating (income) expense, net	$1,507	$(14)	$1,267	$39

(1) See "Note 18 - Commitments and Contingencies" for further explanation.

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Other expense, net:
Post-retirement income	$(5)	$(5)	(9)	(11)
Miscellaneous (income) expense	6	26	12	29
Other expense, net	$1	$21	$3	$18

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

Costs related to the facility consolidation plans are summarized as follows:

						As of June 30, 2018
	Accrued Balance at December 30, 2017	2018 Expenses To Date		2018 Cash Payments	Accrued Balance at June 30, 2018	Total Costs Incurred To Date	Total Expected Costs
Warehousing, Distribution & Manufacturing Consolidation Plan	$—	$—		$—	$—	$7,440	$7,440
Corporate Office Consolidation Plan	171	4		40	135	811	811
Profit Improvement Plan	$334	$402		$653	$83	$1,038	$1,903
Total All Plans	$505	$406	(1)	$693	$218	$9,289	$10,154

	Accrued Balance at December 31, 2016	2017 Expenses To Date		2017 Cash Payments	Accrued Balance at July 1, 2017
Warehousing, Distribution & Manufacturing Consolidation Plan	266	—		204	62
Corporate Office Consolidation Plan	248	—		38	210
Profit Improvement Plan	—	—		—	—
Totals	$514	$—	(1)	$242	$272

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
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 21 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Loss from discontinued operations:
Workers' compensation (costs) credits from former textile operations	$208	$(82)	214	(109)
Environmental remediation (costs) credits from former textile operations	(51)	(103)	(79)	(124)
Income (loss) from discontinued operations, before taxes	$157	$(185)	135	(233)
Income tax benefit	—	(62)	—	(81)
Income (loss) from discontinued operations, net of tax	$157	$(123)	$135	$(152)

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

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $1,753 as of June 30, 2018 and $1,746 as of December 30, 2017. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from our estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

NOTE 22 - RELATED PARTY TRANSACTIONS

The Company is a party to a five-year lease with the seller of Atlas Carpet Mills, Inc. to lease three manufacturing facilities as part of the acquisition in 2014. The lessor is controlled by an associate of the Company. Rent paid to the lessor during the three and six months ended June 30, 2018 was $251 and $501, respectively. Rent paid to the lessor during the three and six months ended July 1, 2017 was $251 and $477, respectively. The lease was based on current market values for similar facilities.

The Company purchases a portion of its product needs in the form of fiber, yarn and carpet from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of the Company. An affiliate of Mr. Shaw holds approximately 7.3% of the Company's Common Stock, which represents approximately 3.3% of the total vote of all classes of the Company's Common Stock. Engineered Floors is one of several suppliers of such materials to the Company. Total purchases from Engineered Floors during the three and six months ended June 30, 2018 were approximately $2,855 and $4,570, respectively; or approximately 3.5% and 2.9%, respectively, of the Company's cost of goods sold. Total purchases from Engineered Floors during the three and six months ended July 1, 2017 were approximately $1,663 and $3,658, respectively; or approximately 2.1% and 2.4%, respectively, of the Company's cost of goods sold. Purchases from Engineered Floors are based on market value negotiated prices. The Company has no contractual commitments with Mr. Shaw associated with its business relationship with Engineered Floors. Transactions with Engineered Floors are reviewed annually by the Company's board of directors.

The Company is a party to a ten-year lease with the Rothman Family Partnership to lease a facility as part of the Robertex acquisition in 2013. The lessor is controlled by an associate of the Company. Rent paid to the lessor during the three and six months ended June 30, 2018 was $69 and $138, respectively. Rent paid to the lessor during the three and six months ended July 1, 2017 was $67 and $135, respectively. The lease was based on current market values for similar facilities. In addition, the Company had a note payable to Robert P. Rothman related to the acquisition of Robertex Inc. The note matured on June 30, 2018. (See Note 10).

Table of Contents    21

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated condensed financial statements and related notes appearing elsewhere in this report.

FORWARD-LOOKING INFORMATION

This Report contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include the use of terms or phrases such as "expects," "estimates," "projects," "believes," "anticipates," "intends," and similar terms and phrases. Such forward-looking statements relate to, among other matters, our future financial performance, business prospects, growth strategies or liquidity. The following important factors may affect our future results and could cause those results to differ materially from our historical results; these factors include, in addition to those “Risk Factors” detailed in item 1A of this report, and described elsewhere in this document, the cost and availability of capital, the cost and availability of certain specialized yarns and branded products, raw material and transportation costs related to petroleum price levels, the cost and availability of energy supplies, the loss of a significant customer or group of customers, ability to attract, develop and retain qualified personnel, materially adverse changes in economic conditions generally in carpet, rug and floorcovering markets we serve and other risks detailed from time to time in our filings with the Securities and Exchange Commission.

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

Our business is primarily concentrated in areas of the soft floorcovering markets which include broadloom carpet, carpet tiles and rugs.  However, over the past few years, there has been a significant shift in the flooring marketplace as hard surface products have grown at a rate much faster than soft surface products. We have responded to this accelerated shift to hard surface flooring by launching several initiatives in both our residential and commercial brands. Our commercial brands offer luxury vinyl flooring (“LVF”) products under the Calibré brand in the commercial markets. Our residential brands, Dixie Home and Masland Residential, offer Stainmaster® PetProtect™ luxury vinyl flooring. In this upcoming third quarter of 2018, our residential brand, Fabrica, will begin offering a high-end engineered wood line.

During the second quarter of 2018, our net sales decreased 0.7% compared with the second quarter of 2017. Sales of residential products increased 4.0% during the quarter versus prior year quarter while, we estimate, the industry was up slightly. Commercial product sales decreased 10.1% during the quarter while, we believe, the industry was down slightly. During the first six months of 2018 our net sales increased 0.3% compared with the first six months of 2017. Sales of residential products increased 5.6% during the first six months versus prior year period. Commercial product sales decreased 9.7% during the first six months of 2018 compared to the first six months of 2017.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2018 Compared with Three and Six Months Ended July 1, 2017

	Three Months Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.4%	73.5%	77.2%	73.8%
Gross profit	23.6%	26.5%	22.8%	26.2%
Selling and administrative expenses	22.4%	23.6%	22.9%	24.3%
Other operating (income) expense, net	1.4%	(0.1)%	0.6%	—%
Facility consolidation and severance expenses, net	0.2%	—%	0.2%	—%
Operating income (loss)	(0.4)%	3.0%	(0.9)%	1.9%

Table of Contents    22

Net Sales

Net sales for the quarter ended June 30, 2018 were $106.4 million, a decrease of 0.7% compared with net sales of $107.2 million for the year-earlier quarter. In the second quarter of 2018, residential floorcovering sales increased 4.0% and net sales of commercial floorcovering decreased 10.1% compared with the second quarter of 2017.

Net sales for the six months ended June 30, 2018 were $205.3 million, an increase of 0.3% compared to the net sales of $204.7 million in the six months ended July 1, 2017. In the first six months of 2018, net sales of residential products increased 5.6% and net sales of commercial products decreased 9.7% compared to the first six months of 2017.

Gross Profit

Gross profit as a percentage of net sales was 23.6% in the second quarter of 2018 compared with 26.5% in the second quarter of 2017, or a 2.9 percentage point decrease as a percentage of sales. During the second quarter of 2018, our sales and costs were negatively impacted by lower sales in our commercial business contributing to under absorbed costs in our manufacturing operations. To address this issue we have launched new products through our commercial brands which we believe are being well received. In the residential business, we plan to implement a price increase in August to cover rising material and production costs. Our gross margin was further impacted by higher than normal waste, purchase price variances and distribution expenses. To this regard, we have made changes in our manufacturing operations to lower costs by better aligning staffing to demand, implemented several waste reduction initiatives, and are streamlining our operations. We also were impacted by a workers' compensation claim in the amount of $450 thousand due to an accident at a yarn processing facility.

Gross profit declined 3.4% as a percentage of sales in the first six months of 2018 compared with the first six months of 2017.

Selling and Administrative Expenses

Selling and administrative expenses were $23.8 million in second quarter 2018 compared with $25.3 million in the year earlier period, a decrease of 1.2 percentage points as a percentage of sales. The lower expenses in selling and administrative areas were partially related to cost savings from the actions taken in the Profit Improvement Plan during the fourth quarter of 2017.

Selling and administrative expenses were $46.9 million in the first six months of 2018 compared with $49.8 million in the year earlier period. This was a decrease of 1.4% as a percentage of sales.

Other Operating (Income) Expense, Net

Other operating (income) expense, net was an expense of $1.5 million in the second quarter of 2018 compared with net income of $14 thousand in the second quarter of 2017. For the six months ended June 30, 2018 other operating (income) expense, net was an expense of $1.3 million compared with an expense of $39 thousand in the first six months of 2017. As described in Legal Proceedings, in the second quarter of 2018 we agreed to a Memorandum of Understanding with regard to a proposed settlement of a class action litigation. As a result of this agreement, we recorded a $1.5 million charge during the period to reflect our estimate of costs related to the issues raised by the litigation.

Facility Consolidation and Severance Expenses, Net

Facility consolidation and severance expenses totaled $190 thousand in the second quarter of 2018 and $406 thousand for the six months ended June 30, 2018. There were no expenses recorded in the year-earlier quarter or six month period. These expenses are the result of the expenses associated with the Profit Improvement Plan which began in October 2017.

Operating Income (Loss)

We reported an operating loss of $355 thousand in the second quarter of 2018 compared with operating income of $3.2 million in the second quarter of 2017. During the second quarter of 2018, our sales and costs were negatively impacted by lower sales in our commercial business, contributing to unabsorbed costs in our manufacturing operations. Our gross margin was further impacted by higher than normal waste, purchase price variances and distribution expenses. We also were impacted by a large workers' compensation claim due to an accident at a yarn processing facility which resulted in a charge of $450 thousand. To address the operational issues we have launched new products through our commercial brands during the quarter and believe they are being well received. Further we have made changes in our manufacturing operations to lower costs by better aligning staffing to demand, implemented several waste reduction initiatives, and are streamlining our distribution operations. In addition, we were impacted by a $1.5 million charge related to the settlement of a pending class action (see legal proceedings). These items were partially offset by lower general and administrative expenses.

The first six months of 2018 ended with an operating loss of $1.9 million compared to an operating income of $3.8 million in the first six months of 2017.

Table of Contents    23

Interest Expense

Interest expense increased $285 thousand in the second quarter of 2018 compared with the second quarter of 2017 principally a result of higher interest rates and higher levels of debt in 2018.

Interest expense increased $457 thousand in the first six months of 2018 compared with the first six months of 2017.

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

The benefit rate applied to the pretax loss for the first six months of 2018 was 3.8% compared to the tax rate of 38.6% applied to the pretax income in the first six months of 2017. During the fourth quarter of 2017, we recorded a full valuation allowance against the deferred tax assets resulting in only refundable credits and a small of amount of state taxes being recognized in the tax benefit for the first six months of 2018.

Net Income (Loss)

Continuing operations reflected a loss of $2.0 million, or $0.13 per diluted share, in the second quarter of 2018 compared with a profit of $1.2 million, or $0.08 per diluted share, in the same period in 2017. Discontinued operations reflected an income of $157 thousand, or $0.01 per diluted share, in the second quarter of 2018 compared with a loss of $123 thousand, or $0.01 per diluted share, in the same period in 2017. Including discontinued operations, we had net loss of $1.8 million, or $0.12 per diluted share, in the second quarter of 2018 compared with a net profit of $1.1 million, or $0.07 per diluted share, in the second quarter of 2017.

Continuing operations for the first six months of 2018 reflected a loss of $4.9 million, or $0.31 per diluted share. This compares to income from continuing operations of $650 thousand, or $0.04 per diluted share, in the first six months of 2017. Discontinued operations reflected an income of $135 thousand, or $0.01 per diluted share, for the first six months of 2018 compared with a loss of $152 thousand, or $0.01 per diluted share, in the first six months of 2017. Including discontinued operations, the net loss for the first six months of 2018 was $4.7 million, or $0.30 per diluted share, compared to a net income during the first six months of 2017 in the amount of $498 thousand, or $0.03 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2018, cash used in operations was $5.2 million. Accounts receivable increased $3.0 million and inventories increased $8.7 million which was offset by an increase in accounts payable and accrued expenses of $6.5 million. The increase in accounts receivable was due to the second quarter 2018 sales mix being more concentrated in our residential business which generally has more favorable selling terms. We increased inventories and accounts payable to build inventories to prepare for the summer selling season.

Capital asset acquisitions for the six months ended June 30, 2018 were $1.4 million. Depreciation and amortization for the six months ended June 30, 2018 were $6.3 million. We expect capital expenditures to be approximately $6.0 million in 2018 while depreciation and amortization is expected to be approximately $13.0 million. Planned capital expenditures in 2018 are primarily for new equipment.

During the six months ended June 30, 2018, cash provided by financing activities was $6.6 million. We had net borrowings on our revolving credit facility and notes payable of $10.4 million. These proceeds were offset by payments on other debt obligations of $5.6 million. The cash provided by financing was used to fund the operations during the quarter.

We believe our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements under current operating conditions. As of June 30, 2018, the unused borrowing availability under our revolving credit facility was $26.8 million. Our revolving credit facility requires us to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability is less than $16.5 million. As of the date hereof, our fixed charge coverage ratio was less than 1.1 to 1.0, accordingly the unused availability accessible by us was $10.3 million (the amount above $16.5 million) at June 30, 2018. Significant additional cash expenditures above our normal liquidity requirements or significant deterioration in economic conditions could affect our business and require supplemental financing or other funding sources. There can be no assurance that such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us.

Table of Contents    24

Contractual Obligations

The following table summarizes our future minimum payments under contractual obligations as of June 30, 2018.

	Payments Due By Period
	(dollars in millions)
	2018	2019	2020	2021	2022	Thereafter		Total
Debt	$2.1	$2.8	$1.9	$107.9	$1.0	$8.8		124.5
Interest - debt (1)	3.9	5.1	5.0	3.8	0.4	0.7		18.9
Capital leases	2.4	3.9	3.8	3.1	0.9	0.2		14.3
Interest - capital leases	0.4	0.6	0.4	0.2	—	—	—	1.6
Operating leases	1.9	2.9	2.4	1.9	1.5	3.5		14.1
Purchase commitments	2.2	—	—	—	—	—		2.2
Totals	12.9	15.3	13.5	116.9	3.8	13.2		175.6

(1)     Interest rates used for variable rate debt were those in effect at June 30, 2018.

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

At June 30, 2018, $56,142, or approximately 41% of our total debt, was subject to floating interest rates.  A one-hundred basis point fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $415.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2018, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Table of Contents    25

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

As of June 25, 2018, the Company and the Class Representative, as a result of court ordered mediation, have agreed to a Memorandum of Understanding regarding settlement of the class action litigation styled Carlos Garcia v. Fabrica International, Inc. et al Orange County Superior Court Case No. 30-2017-00949461-CU-OE-CXC. The parties have agreed during the quarter to file a motion for approval of a memorandum of understanding with the court in which the case is pending, and to finalize a definitive settlement agreement subject to court approval. The required court approval of the settlement is expected to occur within the next quarter. During the quarter ended June 30, 2018, the Company has recorded costs of approximately $1.5 million to reflect our estimate of the costs related to such issues.

We are one of multiple parties to a current lawsuit filed in Madison County Illinois styled Danny Atkins and Pamela Atkins, Pltfs., vs. Aurora Pump Company, et al. No. 18-L-2. The lawsuit entails a claim for damages to be determined in excess of $50,000 filed on behalf of a former employee that alleges that the deceased contracted mesothelioma as a result of exposure to asbestos while employed by us. Discovery in the matter is ongoing. We have denied liability, are defending the matters vigorously and are unable to estimate our potential exposure to loss, if any, at this time. In March of 2018, a similar lawsuit styled Charles Anderson, Pltf., vs. 3M Company, et al, No. 17-L-525 was dismissed. In May of 2018, the lawsuit styled Brenda Bridgeman, Individually and as Special Administrator of the Estate of Robert Bridgeman, Deceased, vs. American Honda Motor Co., Inc., f/k/a Metropolitan Life Insurance Co. et al No. 15-L-374 was placed in the category of "special closed with settlements and bankruptcy claims pending" to all remaining defendants.

On April 24th, 2018, subsequent to the end of the first quarter, a law firm claiming to represent one of our shareholders owning 50 shares, sent a request for information concerning our equity incentive plans, and equity awards granted under those plans to our chairman and to our chief operating officer, alleging that the law firm is investigating “possible breaches of fiduciary duty” in approving such plans and such awards. All such equity plans were approved by shareholders, and all such awards were made in accordance with the applicable terms of the plans. We have responded to the request in accordance with applicable law. No claim or suit has been filed.

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

Table of Contents    26

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

The floorcovering industry is highly competitive. We face competition from a number of domestic manufacturers and independent distributors of floorcovering products and, in certain product areas, foreign manufacturers. Significant consolidation within the floorcovering industry has caused a number of our existing and potential competitors to grow significantly larger and have greater access to resources and capital than we do. Maintaining our competitive position may require us to make substantial additional investments in our product development efforts, manufacturing facilities, distribution network and sales and marketing activities. These additional investments may be limited by our access to capital, as well as restrictions set forth in our credit facilities. Competitive pressures, stylistic changes in the market, and the accelerated growth of hard surface alternatives have resulted in decreased market demand for soft floorcovering products and the industry has seen a loss of market share to hard surface products. As a result, competition from providers of other soft surfaces has intensified and may result in decreased demand for our products. In addition, we face, and will continue to face, competitive pressures on our sales price and cost of our products. As a result of any of these factors, there could be a material adverse effect on our sales and profitability.

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

Table of Contents    27

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

Nylon yarn is the principal raw material used in our floorcovering products. A significant portion of such yarn is purchased from one supplier. Our yarn supplier is one of the leading fiber suppliers within the industry and is the exclusive supplier of certain innovative branded fiber technology upon which we rely. We believe our offerings of this innovative fiber technology contribute materially to the competitiveness of our products. While we believe there are other sources of nylon yarns, an unanticipated termination or interruption of our current supply of branded nylon yarn could have a material adverse effect on our ability to supply our product to our customers and have a material adverse impact on our competitiveness if we are unable to replace our nylon supplier with another supplier that can offer similar innovative and branded fiber products. An interruption in the supply of these or other raw materials or sourced products used in our business or in the supply of suitable substitute materials or products would disrupt our operations, which could have a material adverse effect on our business. We continually evaluate our sources of yarn for competitive costs, performance characteristics, brand value, and diversity of supply.

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

We are subject to various governmental actions that may interrupt our supply of materials.

We import most of our luxury vinyl flooring ("LVF"), some of our wood offering, some of our rugs and broadloom offerings. Though currently a small part of our business, the growth in LVF products is an important product offering to provide our customers a complete selection of flooring alternatives. Recently there have been trade proposals that threatened these product categories with added tariffs which would make our offerings less competitive compared to those manufactured in other countries or produced domestically. These proposals, if enacted, or if expanded, or imposed for a significant period of time, would materially interfere with our ability to successfully enter into these product categories and could have a material adverse effect upon the company's cost of goods and results of operations.

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

Table of Contents    28

incur material expenditures to comply with new or existing regulations, including fines and penalties and increased costs of our operations. Additionally, future laws, ordinances, regulations or regulatory guidelines could give rise to additional compliance or remediation costs that could have a material adverse effect on our business, results of operations and financial condition. For example, in California producer responsibility regulations regarding end-of-life disposal have imposed additional costs and complexity to our business and could result in lower sales or decreased profitability of those products sold in that state.

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

Table of Contents    29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

The following table provides information regarding our repurchases of our Common Stock Shares during the three months ended June 30, 2018:

Fiscal Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
May 5, 2018	400	$2.95	400
June 2, 2018	100	2.70	100
June 30, 2018	—	—	—
Three Months Ended June 30, 2018	500	$2.90	500	$2,170,597

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a.)	Exhibits

31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Memorandum of Understanding, Carlos Garcia v. Fabrica International, Inc., et al. (Filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Table of Contents    30

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIXIE GROUP, INC.
(Registrant)

Date: August 2, 2018	By: /s/ JON A. FAULKNER
Jon A. Faulkner Vice President and Chief Financial Officer

Table of Contents    31