Form 10-Q
period 2018-09-29
DIXIE GROUP INC
filed 2018-11-08
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of November 1, 2018
Common Stock, $3 Par Value	15,525,088 shares
Class B Common Stock, $3 Par Value	936,804 shares
Class C Common Stock, $3 Par Value	0 shares

Table of Contents    1

THE DIXIE GROUP, INC.

Table of Contents    2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(amounts in thousands, except share data)

	September 29, 2018	December 30, 2017
ASSETS	(Unaudited)	(As Adjusted)
CURRENT ASSETS
Cash and cash equivalents	$14	$19
Receivables, net	49,011	46,480
Inventories, net	118,212	113,657
Prepaids and other current assets	8,589	4,669
TOTAL CURRENT ASSETS	175,826	164,825

PROPERTY, PLANT AND EQUIPMENT, NET	86,788	93,785
GOODWILL AND OTHER INTANGIBLES	5,621	5,850
OTHER ASSETS	18,939	19,447
TOTAL ASSETS	$287,174	$283,907

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$20,183	$18,541
Accrued expenses	32,042	31,360
Current portion of long-term debt	8,578	9,811
TOTAL CURRENT LIABILITIES	60,803	59,712

LONG-TERM DEBT	132,707	123,446
OTHER LONG-TERM LIABILITIES	19,535	21,486
TOTAL LIABILITIES	213,045	204,644

COMMITMENTS AND CONTINGENCIES (See Note 18)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 15,525,088 shares for 2018 and 15,279,812 shares for 2017	46,575	45,839
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 936,804 shares for 2018 and 861,499 shares for 2017	2,810	2,584
Additional paid-in capital	156,809	157,139
Accumulated deficit	(132,685)	(125,000)
Accumulated other comprehensive income (loss)	620	(1,299)
TOTAL STOCKHOLDERS' EQUITY	74,129	79,263
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$287,174	$283,907

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    3

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
		(As Adjusted)		(As Adjusted)
NET SALES	$101,562	$102,650	$306,858	$307,378
Cost of sales	79,675	77,793	238,247	228,934
GROSS PROFIT	21,887	24,857	68,611	78,444

Selling and administrative expenses	23,033	24,049	69,954	73,802
Other operating (income) expense, net	(845)	46	421	84
Facility consolidation and severance expenses, net	529	—	936	—
Impairment of assets	349	—	349	—
OPERATING (LOSS) INCOME	(1,179)	762	(3,049)	4,558

Interest expense	1,664	1,486	4,840	4,205
Other (income) expense, net	(3)	4	—	22
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(2,840)	(728)	(7,889)	331
Income tax provision (benefit)	82	(181)	(110)	227
INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,922)	(547)	(7,779)	104
Income (loss) from discontinued operations, net of tax	(40)	(11)	94	(163)
NET LOSS	$(2,962)	$(558)	$(7,685)	$(59)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.19)	$(0.03)	$(0.49)	$0.00
Discontinued operations	(0.00)	(0.00)	0.01	(0.01)
Net loss	$(0.19)	$(0.03)	$(0.48)	$(0.01)

BASIC SHARES OUTSTANDING	15,786	15,707	15,754	15,696

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.19)	$(0.03)	$(0.49)	$0.00
Discontinued operations	(0.00)	(0.00)	0.01	(0.01)
Net loss	$(0.19)	$(0.03)	$(0.48)	$(0.01)

DILUTED SHARES OUTSTANDING	15,786	15,707	15,754	15,814

DIVIDENDS PER SHARE:
Common Stock	$—	$—	$—	$—
Class B Common Stock	—	—	—	—

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    4

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
NET LOSS	$(2,962)	$(558)	$(7,685)	$(59)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on interest rate swaps	261	(57)	1,389	(360)
Income taxes	—	(22)	—	(137)
Unrealized gain (loss) on interest rate swaps, net	261	(35)	1,389	(223)

Reclassification of loss into earnings from interest rate swaps (1)	150	288	555	970
Income taxes	—	110	—	369
Reclassification of loss into earnings from interest rate swaps, net	150	178	555	601

Reclassification of net actuarial gain into earnings from postretirement benefit plans (2)	(7)	(8)	(22)	(24)
Income taxes	—	(3)	—	(9)
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(7)	(5)	(22)	(15)

Reclassification of prior service credits into earnings from postretirement benefit plans (2)	(1)	(1)	(3)	(3)
Income taxes	—	—	—	(1)
Reclassification of prior service credits into earnings from postretirement benefit plans, net	(1)	(1)	(3)	(2)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	403	137	1,919	361

COMPREHENSIVE INCOME (LOSS)	$(2,559)	$(421)	$(5,766)	$302

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

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Nine Months Ended
	September 29, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$(7,779)	$104
Income (loss) from discontinued operations	94	(163)
Net loss	(7,685)	(59)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,396	9,619
Provision for deferred income taxes	23	338
Net (gain) loss on property, plant and equipment disposals	(914)	42
Impairment of assets	349	—
Stock-based compensation expense	689	711
Bad debt expense	137	48
Changes in operating assets and liabilities:
Receivables	(2,668)	(7,191)
Inventories	(4,555)	(25,643)
Other current assets	(3,920)	(5)
Accounts payable and accrued expenses	333	3,518
Other operating assets and liabilities	433	(398)
NET CASH USED IN OPERATING ACTIVITIES	(8,382)	(19,020)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	1,673	—
Purchase of property, plant and equipment	(2,900)	(11,698)
NET CASH USED IN INVESTING ACTIVITIES	(1,227)	(11,698)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	12,495	33,301
Payments on notes payable - buildings	(548)	(548)
Payments on notes payable related to acquisitions	(791)	(1,806)
Borrowings on notes payable - equipment and other	3,273	4,713
Payments on notes payable - equipment and other	(3,302)	(3,148)
Payments on capital leases	(3,456)	(2,853)
Change in outstanding checks in excess of cash	1,991	1,173
Repurchases of Common Stock	(58)	(116)
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,604	30,716

DECREASE IN CASH AND CASH EQUIVALENTS	(5)	(2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19	140
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14	$138

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$4,675	$3,908
Income taxes paid, net	22	140
Equipment purchased under capital leases	223	276
Equipment purchased under notes payable	—	59
Accrued purchases of equipment	—	211

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    6

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements which do not include all the information and notes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 30, 2017. Operating results for the three and nine month periods ended September 29, 2018 are not necessarily indicative of the results that may be expected for the entire 2018 year.

Based on applicable accounting standards, the Company has determined that it has one reportable segment, Floorcovering, comprised of two operating segments, Residential and Commercial. Pursuant to applicable accounting standards, the Company has aggregated the two operating segments into one reporting segment because they have similar economic characteristics, and the operating segments are similar in all of the following areas: (a) the nature of the products and services; (b) the nature of the production processes; (c) the type or class of customer for their products and services; (d) the methods used to distribute their products or provide their services; and (e) the nature of the regulatory environment.

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

Therefore, no changes were required to its reported revenues as a result of the adoption. However, the adoption resulted in the recognition of an asset related to certain product returns by increasing the returns liability for December 30, 2017 and recognizing a corresponding asset for the estimated value of the returns from customers; this gross up had no corresponding impact on the Consolidated Condensed Statements of Operations. The Consolidated Balance Sheet as of December 30, 2017 has been adjusted to reflect retrospective application of the new accounting standard as follows:

	December 30, 2017
	As Previously Reported	Adjustments	As Adjusted
ASSETS
Prepaids and other current assets	$3,600	$1,069	$4,669

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses	$30,291	$1,069	$31,360

As part of the adoption of the ASU, the Company elected the following practical expedients: (i) to exclude disclosures of transaction prices allocated to remaining performance obligations when the Company expects to recognize such revenue for all periods prior

Table of Contents    7

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

to the date of initial application of the ASU; (ii) not to adjust the promised amount of consideration for the effects of a significant financing component when the Company expects, at contract inception, that the period between the Company's transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less; (iii) to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less; (iv) not to recast revenues for contracts that begin and end in the same fiscal year; and (v) not to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer. The Company's revenue is recognized at a point in time based on the transfer of control. The Company does not invest in contract costs that are recoverable. In addition, performance obligations and customer payments are within one year or less. For these reasons, there is not a significant impact as a result of electing these practical expedients.

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

Accounting Standards Yet to Be Adopted

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires lessees to recognize on the balance sheet right-of-use assets, representing the right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU No. 2018-11 providing an optional transition method allowing entities to apply the new lease standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption.

The Company has prepared for the implementation of this new accounting standard by identifying the relevant lease arrangements and developing a model for properly recording on the financial statements. Subsequent to adoption, the most significant effect of the standard will be the recognition of right-of-use assets and lease liabilities on the Consolidated Condensed Balance Sheets. The Company is continuing to evaluate the implementation options, with current expectation to elect the optional transition method set forth under ASU No. 2018-11 which will be applied at the initial period in the year of adoption through a cumulative effect adjustment to retained earnings. In addition, the Company currently plans to elect the package of practical expedients including not reassessing (i) whether expired or existing contracts are or contain leases, (ii) lease classification, and (iii) initial direct cost for existing leases. The Company plans to adopt the new lease standard with its fiscal year beginning December 30, 2018, and will continue to provide updates to its plans in future reporting periods.

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

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." The ASU modifies the disclosure requirements for Fair Value Measurement, most notably eliminating the need to disclose the amount and reasons for transfers between Level 1 and Level 2, the policy for timing of transfers between levels, and the valuation processes for Level 3 measurements. Certain disclosure modifications and requirements have also been added to Topic 820, such as enhance disclosures regarding uncertainty, providing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3

Table of Contents    8

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

measurements, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company expects to adopt the ASU beginning with the annual filing for fiscal year end December 29, 2018.

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

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue by end-user markets for the three months and nine months ended September 29, 2018 and September 30, 2017:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Residential floorcovering products	$74,975	$71,028	$217,104	$205,683
Commercial floorcovering products	26,144	31,147	88,386	100,105
Other services	443	475	1,368	1,590
Total net sales	$101,562	$102,650	$306,858	$307,378

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

Contract Balances

Other than receivables that represent an unconditional right to consideration, which are presented separately (See Note 4), the Company does not recognize any contract assets which give conditional rights to receive consideration, as the Company does not incur costs to obtain customer contracts that are recoverable. The Company often receives cash payments from customers in advance of the Company’s performance for limited production run orders resulting in contract liabilities. These contract liabilities are classified in accrued expenses in the Consolidated Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue, which is typically less than a year. The net decrease or increase in the contract liabilities is primarily driven by order activity for limited runs requiring deposits offset by the recognition of revenue and application of deposit on the receivables ledger for such activity during the period. The activity in the advanced deposits for the three and nine months ended September 29, 2018 and September 30, 2017 is as follows:

Table of Contents    9

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Beginning contract liability	$6,724	$6,229	$5,717	$8,212
Revenue recognized from contract liabilities included in the beginning balance	(4,685)	(2,985)	(5,188)	(7,643)
Increases due to cash received, net of amounts recognized in revenue during the period	3,892	2,443	5,402	5,118
Ending contract liability	$5,931	$5,687	$5,931	$5,687

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

Variable Consideration

The nature of the Company’s business gives rise to variable consideration, including rebates, allowances, and returns that generally decrease the transaction price, which reduces revenue. These variable amounts are generally credited to the customer, based on achieving certain levels of sales activity, product returns, or price concessions.

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

Bill-and-Hold Arrangement

At the customer's request, the Company entered into a bill-and-hold arrangement with one customer during the three months ended March 31, 2018. The Company recognized revenue of $630 but retained physical possession of the inventory. The Company segregated the inventory and no longer had the ability to use or direct it to another customer. The inventory was available to be physically transferred to the customer. As of September 29, 2018, approximately 99% of the order had been shipped to the customer.

Table of Contents    10

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 4 - RECEIVABLES, NET

Receivables are summarized as follows:

	September 29, 2018	December 30, 2017
Customers, trade	$46,822	$43,683
Other receivables	2,377	2,930
Gross receivables	49,199	46,613
Less: allowance for doubtful accounts	(188)	(133)
Receivables, net	$49,011	$46,480

Bad debt expense was $20 and $137 for the three and nine months ended September 29, 2018, respectively, and $31 and $48 for the three and nine months ended September 30, 2017, respectively.

NOTE 5 - INVENTORIES, NET

Inventories are summarized as follows:

	September 29, 2018	December 30, 2017
Raw materials	$41,148	$39,264
Work-in-process	23,862	24,454
Finished goods	67,929	65,172
Supplies and other	170	143
LIFO reserve	(14,897)	(15,376)
Inventories, net	$118,212	$113,657

Table of Contents    11

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	September 29, 2018	December 30, 2017
Land and improvements	$8,378	$7,886
Buildings and improvements	63,349	62,852
Machinery and equipment	186,467	188,971
Assets under construction	2,882	2,443
	261,076	262,152
Accumulated depreciation	(174,288)	(168,367)
Property, plant and equipment, net	$86,788	$93,785

Depreciation of property, plant and equipment, including amounts for capital leases, totaled $2,961 and $9,012, respectively, in the three and nine months ended September 29, 2018 and $3,085 and $9,235, respectively, in the three and nine months ended September 30, 2017.

NOTE 7 - GOODWILL AND OTHER INTANGIBLES

The carrying amount of goodwill is $3,389 as of September 29, 2018 and December 30, 2017. For certain intangible assets subject to amortization, the Company has a net carrying amount of $2,232 as of September 29, 2018 and $2,461 as of December 30, 2017. Amortization expense was $76 for the three months ended September 29, 2018 and September 30, 2017 and $229 for the nine months ended September 29, 2018 and September 30, 2017.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	September 29, 2018	December 30, 2017
		(As Adjusted)
Compensation and benefits	$7,589	$9,276
Provision for customer rebates, claims and allowances	9,823	9,820
Advanced customer deposits	5,931	5,717
Outstanding checks in excess of cash	2,370	379
Other	6,329	6,168
Accrued expenses	$32,042	$31,360

NOTE 9 - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products. Product warranty disclosures below have been adjusted for periods in the prior year to conform to the definition for "Warranties" as provided in ASU No. 2014-09, "Revenue from Customers (Topic 606)", as adopted by the Company at the beginning of its fiscal year 2018. Product warranty reserves are included in accrued expenses in the Company's Consolidated Condensed Balance Sheets. The following is a summary of the Company's product warranty activity:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
		(As Adjusted)		(As Adjusted)
Product warranty reserve at beginning of period	$1,243	$1,258	$1,356	$1,165
Warranty liabilities accrued	594	621	1,765	1,857
Warranty liabilities settled	(579)	(615)	(1,815)	(2,140)
Changes for pre-existing warranty liabilities	(167)	(79)	(215)	303
Product warranty reserve at end of period	$1,091	$1,185	$1,091	$1,185

Table of Contents    12

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 10 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	September 29, 2018	December 30, 2017
Revolving credit facility	$110,202	$97,708
Notes payable - buildings	11,870	12,419
Acquisition note payable - Robertex	—	791
Notes payable - equipment and other	6,487	8,474
Capital lease obligations	13,257	14,530
Deferred financing costs, net	(531)	(665)
Total long-term debt	141,285	133,257
Less: current portion of long-term debt	8,578	9,811
Long-term debt	$132,707	$123,446

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

At the Company's election, advances of the revolving credit facility bear interest at annual rates equal to either (a) LIBOR for one, two or three-month periods, as selected by the Company, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate plus 1.00%, plus an applicable margin ranging between 0.50% and 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. As of September 29, 2018, the applicable margin on our revolving credit facility was 1.75%. The Company pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.375% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 4.43% at September 29, 2018 and 4.12% at December 30, 2017.

The revolving credit facility includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations. The revolving credit facility restricts the Company's borrowing availability if its fixed charge coverage ratio is less than 1.1 to 1.0. During any period that the fixed charge coverage ratio is less than 1.1 to 1.0, the Company's borrowing availability is reduced by $16,500. As of September 29, 2018, the unused borrowing availability under the revolving credit facility was $24,924; however, since the Company's fixed charge coverage ratio was less than 1.1 to 1.0, the unused availability accessible by the Company was $8,424 (the amount above $16,500) at September 29, 2018.

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

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Condensed Balance Sheets as of September 29, 2018 and December 30, 2017:

	September 29, 2018	December 30, 2017	Fair Value Hierarchy Level
Assets:
Interest rate swaps (1)	$270	$—	Level 2

Liabilities:
Interest rate swaps (1)	$511	$2,229	Level 2
Contingent consideration (2)	26	25	Level 3

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

Changes in the fair value measurements using significant unobservable inputs (Level 3) during the nine months ending September 29, 2018 and September 30, 2017 were as follows:

	September 29, 2018	September 30, 2017
Beginning balance	$25	$200
Fair value adjustments	1	(144)
Ending balance	$26	$56

Table of Contents    14

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three and nine months ending September 29, 2018 or September 30, 2017. If any, the Company recognizes the transfers at the end of the reporting period.

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	September 29, 2018		December 30, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$14	$14	$19	$19
Notes receivable	282	282	282	282
Interest rate swaps	270	270	—	—
Financial liabilities:
Long-term debt and capital leases, including current portion	141,285	139,950	133,257	131,203
Interest rate swaps	511	511	2,229	2,229

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

The following is a summary of the Company's interest rate swaps outstanding as of September 29, 2018:

Type	Notional Amount		Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$25,000		September 1, 2016 through September 1, 2021	3.105%	1 Month LIBOR
Interest rate swap	$25,000		September 1, 2015 through September 1, 2021	3.304%	1 Month LIBOR
Interest rate swap	$6,733	(1)	November 7, 2014 through November 7, 2024	4.500%	1 Month LIBOR
Interest rate swap	$5,137	(2)	January 7, 2017 through January 7, 2025	4.300%	1 Month LIBOR

(1) Interest rate swap notional amount amortizes by $35 monthly to maturity.
(2) Interest rate swap notional amount amortizes by $26 monthly to maturity.

Table of Contents    15

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table summarizes the fair values of derivative instruments included in the Company's financial statements:

	Location on Consolidated Balance Sheets	Fair Value
		September 29, 2018	December 30, 2017
Asset Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Prepaids and other current assets	$17	—
Interest rate swaps, long-term portion	Other Assets	253	$—
Total Asset Derivatives		$270	$—

Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued Expenses	$326	$842
Interest rate swaps, long-term portion	Other Long-Term Liabilities	185	1,387
Total Liability Derivatives		$511	$2,229

The following tables summarize the pre-tax impact of derivative instruments on the Company's financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$261	$(57)	$1,389	$(360)

	Amount of Gain or (Loss) Reclassified from AOCIL on the effective portion into Income (1)(2)
	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(150)	$(288)	$(555)	$(970)

(1)	The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's financial statements.

(2)	The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to September 29, 2018 is $309.

The amount of gain (loss) recognized in income on the ineffective portion of interest rate swaps, if any, is included in other expense, net on the Company's Consolidated Condensed Statements of Operations. There was no ineffective portion for the periods presented.

NOTE 13 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers approximately 86% of the Company's current associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution (credit) expense for this 401(k) plan was $112 and $(114) for the three months ended September 29, 2018 and September 30, 2017, respectively, and $343 and $364 for the nine months ended September 29, 2018 and September 30, 2017, respectively. The reduction in the matching contribution expense for the three months ended September 30, 2017 was a result of revising the estimated match for the year.

Table of Contents    16

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Additionally, the Company sponsors a 401(k) defined contribution plan that covers approximately 14% of the Company's current associates at one facility who are under a collective-bargaining agreement. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $27 and $35 for the three months ended September 29, 2018 and September 30, 2017, respectively, and $94 and $95 for the nine months ended September 29, 2018 and September 30, 2017, respectively.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations owed to participants under this plan were $16,249 at September 29, 2018 and $17,010 at December 30, 2017 and are included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $17,147 at September 29, 2018 and $18,232 at December 30, 2017 and is included in other assets in the Company's Consolidated Condensed Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. Expenses related to the multi-employer pension plan were $74 and $81 for the three months ended September 29, 2018 and September 30, 2017, respectively, and $247 and $232 for the nine months ended September 29, 2018 and September 30, 2017, respectively.

NOTE 14 - INCOME TAXES

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. The Company substantially completed its provisional analysis of the income tax effects of the Tax Act and recorded a reasonable estimate of such effects during the fourth quarter of 2017. Pursuant to Staff Accounting Bulletin No. 118, the Company has completed its analysis and all adjustments have been included in income from continuing operations as an adjustment to income tax expense.

The benefit rate for the nine months ending September 29, 2018 was 1.4% compared with an effective income tax rate of 68.6% for the nine months ending September 30, 2017. During the fourth quarter of 2017, the Company recorded a full valuation allowance against the deferred tax assets resulting in only refundable credits and a small amount of state taxes being recognized in the tax benefit for the first nine months of 2018. The nine months ended September 30, 2017 included $164 of tax expense related to the adoption of ASU No. 2016-09 which requires a shortfall of tax benefits related to stock compensation to be recognized in income tax expense instead of additional paid-in capital. The Company is in a net deferred tax liability position of $1,128 and $1,105 at September 29, 2018 and December 30, 2017, respectively, which is included in other long-term liabilities in the Company's Consolidated Balance Sheets.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $426 and $414 at September 29, 2018 and December 30, 2017, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of September 29, 2018 and December 30, 2017.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(2,922)	$(547)	$(7,779)	$104
Less: Allocation of earnings to participating securities	—	—	—	(32)
Income (loss) from continuing operations available to common shareholders - basic	$(2,922)	$(547)	$(7,779)	$72
Basic weighted-average shares outstanding (1)	15,786	15,707	15,754	15,696
Basic earnings (loss) per share - continuing operations	$(0.19)	$(0.03)	$(0.49)	$0.00

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to common shareholders - basic	$(2,922)	$(547)	$(7,779)	$72
Add: Undistributed earnings reallocated to unvested shareholders	—	—	—	—
Income (loss) from continuing operations available to common shareholders - basic	$(2,922)	$(547)	$(7,779)	$72
Basic weighted-average shares outstanding (1)	15,786	15,707	15,754	15,696
Effect of dilutive securities:
Stock options (2)	—	—	—	—
Directors' stock performance units (2)	—	—	—	118
Diluted weighted-average shares outstanding (1)(2)	15,786	15,707	15,754	15,814
Diluted earnings (loss) per share - continuing operations	$(0.19)	$(0.03)	$(0.49)	$0.00

(1)	Includes Common and Class B Common shares, excluding 673 thousand unvested participating securities.

(2)
Shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded to the extent they are anti-dilutive. Aggregate shares excluded for the three and nine months ended September 29, 2018 were 426 thousand and for the three and nine months ended September 30, 2017 were 448 thousand and 307 thousand, respectively.

NOTE 16 - STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Condensed Financial Statements. The number of shares to be issued is determined by dividing the specified dollar value of the award by the market value per share on the grant date. The Company's stock compensation expense was $234 and $689 for the three and nine months ended September 29, 2018, respectively, and $223 and $711 for the three and nine months ended September 30, 2017, respectively.

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

On July 30, 2018, the Company granted 10,000 shares of restricted stock to an employee. The grant-date fair value of the award was $20, or $2.00 per share and will be recognized as stock compensation over a three-year vesting period from the date the award was granted. The award is subject to a continued service condition. The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

Table of Contents    18

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 30, 2017	(1,587)	288	(1,299)
Unrealized gain on interest rate swaps	1,389	—	1,389
Reclassification of loss into earnings from interest rate swaps	555	—	555
Reclassification of net actuarial gain into earnings from postretirement benefit plans	—	(22)	(22)
Reclassification of prior service credits into earnings from postretirement benefit plans	—	(3)	(3)
Balance at September 29, 2018	$357	$263	$620

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

As of June 25, 2018, the Company and the Class Representative, as a result of court ordered mediation, have agreed to a Memorandum of Understanding regarding settlement of the class action litigation styled Carlos Garcia v. Fabrica International, Inc. et al Orange County Superior Court Case No. 30-2017-00949461-CU-OE-CXC. The parties agreed during the second quarter to file a motion for approval of a memorandum of understanding with the court in which the case is pending, and to finalize a definitive settlement agreement subject to court approval. The required court approval of the settlement is expected to occur within the fourth quarter of 2018. During the quarter ended June 30, 2018, the Company recorded costs of approximately $1,514 to reflect our estimate of the costs related to such issues.

The Company was one of multiple parties to a current lawsuit filed in Madison County Illinois styled Danny Atkins and Pamela Atkins, Pltfs., vs. Aurora Pump Company, et al. No. 18-L-2. The lawsuit entails a claim for damages to be determined in excess of $50 filed on behalf of a former employee that alleges that the deceased contracted mesothelioma as a result of exposure to asbestos

Table of Contents    19

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

while employed by the Company. In October of 2018, subsequent to the close of the third quarter, a Stipulation for Dismissal was granted which dismissed, without prejudice, the claims against the Company with respect to this lawsuit.

NOTE 19 - OTHER (INCOME) EXPENSE, NET

Other operating (income) expense, net is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Other operating (income) expense, net:
(Gain) loss on property, plant and equipment disposals	$(997)	$—	$(914)	$42
(Gain) loss on currency exchanges	42	(66)	39	(65)
Amortization of intangibles	76	76	229	229
Retirement (income) expense	49	40	(17)	112
Miscellaneous (income) expense	(15)	(4)	1,084	(234)
Other operating (income) expense, net	$(845)	$46	$421	$84

(1) See "Note 18 - Commitments and Contingencies" for further explanation.

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Other (income) expense, net:
Post-retirement income	$(5)	$(5)	(14)	(16)
Miscellaneous (income) expense	2	9	14	38
Other (income) expense, net	$(3)	$4	$—	$22

Table of Contents    20

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Costs related to the facility consolidation plans are summarized as follows:

						As of September 29, 2018
	Accrued Balance at December 30, 2017	2018 Expenses To Date		2018 Cash Payments	Accrued Balance at September 29, 2018	Total Costs Incurred To Date	Total Expected Costs
Warehousing, Distribution & Manufacturing Consolidation Plan	$—	$—		$—	$—	$7,440	$7,440
Corporate Office Consolidation Plan	171	6		61	116	813	813
Profit Improvement Plan	$334	$930		$918	$346	$1,566	$4,095
Total All Plans	$505	$936	(1)	$979	$462	$9,819	$12,348

Asset Impairments	$—	$349		$—	$—	$349	$349

	Accrued Balance at December 31, 2016	2017 Expenses To Date		2017 Cash Payments	Accrued Balance at September 30, 2017
Warehousing, Distribution & Manufacturing Consolidation Plan	266	—		238	28
Corporate Office Consolidation Plan	248	—		58	190
Totals	$514	$—	(1)	$296	$218

Asset Impairments	$—	$—		$—	$—

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

NOTE 21 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Loss from discontinued operations:
Workers' compensation (costs) credits from former textile operations	$7	$(2)	222	(111)
Environmental remediation (costs) credits from former textile operations	(47)	(15)	(128)	(139)
Income (loss) from discontinued operations, before taxes	$(40)	$(17)	94	(250)
Income tax benefit	—	(6)	—	(87)
Income (loss) from discontinued operations, net of tax	$(40)	$(11)	$94	$(163)

Table of Contents    22

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

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $1,761 as of September 29, 2018 and $1,746 as of December 30, 2017. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from our estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

NOTE 22 - RELATED PARTY TRANSACTIONS

The Company is a party to a five-year lease with the seller of Atlas Carpet Mills, Inc. to lease three manufacturing facilities as part of the acquisition in 2014. The lessor is controlled by an associate of the Company. Rent paid to the lessor during the three and nine months ended September 29, 2018 was $251 and $752, respectively. Rent paid to the lessor during the three and nine months ended September 30, 2017 was $251 and $728, respectively. The lease was based on current market values for similar facilities.

The Company purchases a portion of its product needs in the form of fiber, yarn and carpet from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of the Company. An affiliate of Mr. Shaw holds approximately 7.2% of the Company's Common Stock, which represents approximately 3.3% of the total vote of all classes of the Company's Common Stock. Engineered Floors is one of several suppliers of such materials to the Company. Total purchases from Engineered Floors during the three and nine months ended September 29, 2018 were approximately $2,009 and $6,578, respectively; or approximately 2.5% and 2.8%, respectively, of the Company's cost of goods sold. Total purchases from Engineered Floors during the three and nine months ended September 30, 2017 were approximately $2,119 and $5,776, respectively; or approximately 2.7% and 2.5%, respectively, of the Company's cost of goods sold. Purchases from Engineered Floors are based on market value negotiated prices. The Company has no contractual commitments with Mr. Shaw associated with its business relationship with Engineered Floors. Transactions with Engineered Floors are reviewed annually by the Company's board of directors.

The Company is a party to a ten-year lease with the Rothman Family Partnership to lease a facility as part of the Robertex acquisition in 2013. The controlling principle of the lessor was an associate of the Company until June 30, 2018. Rent paid to the lessor during the three and nine months ended September 29, 2018 was $70 and $208, respectively. Rent paid to the lessor during the three and nine months ended September 30, 2017 was $69 and $204, respectively. The lease was based on current market values for similar facilities. In addition, the Company had a note payable to Robert P. Rothman related to the acquisition of Robertex Inc. The note matured on June 30, 2018. (See Note 10).

Table of Contents    23

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

OVERVIEW

Our business consists principally of marketing, manufacturing and selling floorcovering products to high-end residential and commercial customers through our various sales forces and brands. We focus exclusively on the upper-end of the floorcovering market where we believe we have strong brands and competitive advantages with our style and design capabilities and customer relationships. Our Fabrica, Masland, and Dixie Home brands have a significant presence in the high-end residential floorcovering markets. Our Atlas | Masland Contract brand participates in the upper-end specified commercial marketplace. Dixie International sells all of our brands outside of the North American market.

Our business is primarily concentrated in areas of the soft floorcovering markets which include broadloom carpet, carpet tiles and rugs.  However, over the past few years, there has been a significant shift in the flooring marketplace as hard surface products have grown at a rate much faster than soft surface products. We have responded to this accelerated shift to hard surface flooring by launching several initiatives in both our residential and commercial brands. Our commercial brands offer luxury vinyl flooring (“LVF”) products under the Calibré brand in the commercial markets. Our residential brands, Dixie Home and Masland Residential, offer Stainmaster® PetProtect™ luxury vinyl flooring. Beginning in the third quarter of 2018, our residential brand Fabrica began offering a high-end engineered wood line. In addition, we have expanded our soft surface product lines to take advantage of opportunities we perceive in the marketplace. During the third quarter of 2018, we began shipment of our new Envision 6.6 collection. This new program is an extension of our Dixie Home line of products with high-end designs at moderate price points aimed at reaching a wide range of customers. We have also updated our eNergy main street commercial collection to bring the latest styling and color selection to this segment of the market.

The first phase of our profit improvement plan was focused on consolidating our Atlas and Masland Contract businesses. Most of the management was consolidated late last year and early this year. The sales forces were combined in the third quarter and the manufacturing consolidation will be essentially complete over the next four months. The consolidation into one commercial carpet business will significantly reduce costs and complexity.

During the third quarter and through the remainder of the year we are focused on implementation of the Profit Improvement Plan for the entire company. We closed our tufting plant in Chickamauga, Georgia in the third quarter and we are phasing out tufting in our Commerce, California plant and will move that production to our plant in Atmore, Alabama.

As our productivity service and quality have improved, we are in a position to reduce staffing in many of our facilities. We began the reduction in June with our Atmore operations moving from a 7-day to a 5-day schedule. With the reductions already implemented and the ones recently announced, we will have reduced our employment by over 15% when completed early in 2019. These reductions represent a company wide effort to reduce costs and complexity, with approximately half of the reduction coming from our commercial business and half from our residential business. Our improved productivity enabled us to have a reduction of gross inventories in excess of $2.5 million in the third quarter.

During the third quarter of 2018, our net sales decreased 1.1% compared with the third quarter of 2017. Sales of residential products increased 5.6% during the quarter versus the prior year quarter while, we estimate, the industry was up slightly. Commercial product sales decreased 16.1% versus the prior year quarter while, we believe, the industry was up slightly. During the first nine months of 2018 our net sales decreased 0.2% compared with the first nine months of 2017. Sales of residential products increased 5.6% during the first nine months versus the prior year period. Commercial product sales decreased 11.7% during the first nine months of 2018 compared to the first nine months of 2017.

Table of Contents    24

RESULTS OF OPERATIONS

Three Months Ended September 29, 2018 Compared with Three Months Ended September 30, 2017

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2018	2,017	2018	2017
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	78.4%	75.8%	77.6%	74.5%
Gross Profit	21.6%	24.2%	22.4%	25.5%
Selling and Administrative Expenses	22.7%	23.4%	22.8%	24.0%
Other Operating (Income) Expenses, Net	-0.8%	0.1%	0.1%	0.0%
Facility Consolidation and Severance Expenses, Net	0.5%	0.0%	0.3%	0.0%
Impairment of Assets	0.3%	0.0%	0.1%	0.0%
Operating Income (Loss)	-1.2%	0.7%	-1.0%	1.5%

Net Sales

Net sales for the quarter ended September 29, 2018 were $101.6 million, a decrease of 1.1% compared with net sales of $102.7 million for the year-earlier quarter. In the third quarter of 2018, residential floorcovering sales increased 5.6% and net sales of commercial floorcovering decreased 16.1% compared with the third quarter of 2017.

Net sales for the nine months ended September 29, 2018 were $306.9 million, a decrease of 0.2% compared to the net sales of $307.4 million in the nine months ended September 30, 2017. In the first nine months of 2018, net sales of residential products increased 5.6% and net sales of commercial products decreased 11.7% compared to the first nine months of 2017.

Gross Profit

Gross profit as a percentage of net sales was 21.6% in the third quarter of 2018 compared with 24.2% in the third quarter of 2017, or a 2.6 percentage point decrease as a percentage of sales. During the third quarter of 2018 we announced, as part of our Profit Improvement Plan (“the Plan”), the unification of our two commercial brands, Atlas and Masland Contract, into one operating division of the Company. This final phase includes the integration of our west coast commercial manufacturing into our Atmore, Alabama commercial facility. As a result, expenses during the period included $963 thousand in inventory write downs, embedded in the cost of sales, as a result of the decision to exit the Chickamauga, Georgia and Commerce, California tufting operations as part of the Plan.

Table of Contents    25

For the nine months ended September 29, 2018, gross profit declined 3.1% as a percentage of sales compared with the first nine months of 2017.

Lower sales in our commercial business negatively impacted the results for the quarter and nine months ended September 29, 2018 contributing to under absorbed costs in our manufacturing operations. To address these issues we have launched new products through our commercial brands and feel these have been well received. It typically takes 9 to 12 months from product launch until significant shipments are seen in the specified commercial market. Further, as part of our Profit Improvement Plan, we have consolidated the sales forces for our commercial business and are consolidating manufacturing operations relative to the commercial business. This consolidation, while reducing overall selling expense and manufacturing fixed overhead, will help better align and utilize our sales and operational resources.

Selling and Administrative Expenses

Selling and administrative expenses were $23.0 million in third quarter of 2018 compared with $24.0 million in the year earlier period, a decrease of 0.7 percentage points as a percentage of sales. Selling and administrative expenses decreased as a percentage of sales primarily as a result of cost savings from the actions taken in the Profit Improvement Plan during the fourth quarter of 2017.

Selling and administrative expenses were $70.0 million in the first nine months of 2018 compared with $73.8 million in the year earlier period. This was a decrease of 1.2% as a percentage of sales. The improvement was primarily the result of the Profit Improvement Plan.

Other Operating (Income) Expense, Net

Other operating (income) expense, net was an income of $845 thousand in the third quarter of 2018 compared with net expense of $46 thousand in the third quarter of 2017. The sale and disposal of assets within the third quarter of 2018, primarily related to facility exits as part of our Profit Improvement Plan, resulted in a net gain of $997 thousand.

Other operating (income) expense, net was an expense of $421 thousand in the first nine months of 2018 compared with an expense of $84 thousand in the first nine months on 2017. The increase in expense was primarily the result of an agreement of a legal settlement in the second quarter partially offset by a gain on sale of assets in the third quarter.

Facility Consolidation and Severance Expenses, Net

Facility consolidation and severance expenses totaled $529 thousand in the third quarter of 2018. There were no expenses recorded in the year-earlier period as a result of the expenses associated with the Profit Improvement Plan which began in October 2017.

Facility consolidation and severance expenses for the nine months ended September 29, 2018 were $936 thousand. There were no expenses recorded during the nine-month period in the prior year for facility consolidation and severance expenses.

Impairment of Assets

During the third quarter of 2018, an expense was incurred for impairment of fixed assets in the amount of $349 thousand. The adjustment related to the Company’s decision to exit manufacturing facilities during the third quarter of 2018 as part of the Profit Improvement Plan.

Operating Income (Loss)

We reported an operating loss of $1.2 million in the third quarter of 2018 compared with operating income of $762 thousand in the third quarter of 2017. Lower commercial product sales adversely affected operating income during the quarter. To address this issue, we have launched new products through our commercial brands and feel these have been well received. It typically takes 9 to 12 months from product launch until significant shipments are seen in the specified commercial market. Further, as part of our Profit Improvement Plan, we have consolidated the sales forces for our commercial business and are consolidating manufacturing operations relative to the commercial business. This consolidation, while reducing overall selling expense and manufacturing fixed overhead, will help better align and utilize our sales and operational resources. As part of the consolidation of manufacturing operations, the Company incurred a $963 thousand write down of inventory during the quarter. In total, the charges related to the Plan for the period were $1.8 million. Including inventory write downs and asset impairment, the total cost of the Plan is now

Table of Contents    26

estimated to be $5.4 million with an estimated expense reduction of $11.1 million once fully implemented in mid-2019 as compared to the fourth quarter of 2017 when the plan was launched.

The first nine months of 2018 ended with an operating loss of $3.0 million compared to an operating income of $4.6 million in the first nine months of 2017. The results for the first nine month of 2018 were negatively impacted by lower commercial sales and expenses related to the Profit Improvement Plan as described in the paragraph above relative to the results for the third quarter.

Interest Expense

Interest expense increased $178 thousand in the third quarter of 2018 compared with the third quarter of 2017 principally a result of higher interest rates and higher levels of debt in 2018.

Interest expense increased $635 thousand in the first nine months of 2018 compared with the first nine months of 2017. The increase is the result of higher interest rates and higher levels of debt in 2018.

Income Tax Provision (Benefit)

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. We completed our provisional analysis of the income tax effects of the Tax Act and recorded a reasonable estimate of such effects during the fourth quarter of 2017. Pursuant to Staff Accounting Bulletin No. 118, all adjustments have been included in income from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments were determined.

The benefit rate applied to the pretax loss for the first nine months of 2018 was 1.4% compared to the tax rate of 68.6% applied to the pretax income in the first nine months of 2017. During the fourth quarter of 2017, we recorded a full valuation allowance against the deferred tax assets resulting in only refundable credits and a small of amount of state taxes being recognized in the tax benefit for the first six months of 2018.

Net Income (Loss)

Continuing operations reflected a loss of $2.96 million, or $0.19 per diluted share, in the third quarter of 2018 compared with a loss of $547 thousand, or $0.03 per diluted share, in the same period in 2017. Discontinued operations reflected a loss of $40 thousand, or $0.00 per diluted share, in the third quarter of 2018 compared with a loss of $11 thousand, or $0.00 per diluted share, in the same period in 2017. Including discontinued operations, we had net loss of $3.0 million, or $0.19 per diluted share, in the third quarter of 2018 compared with a net loss of $558 thousand, or $0.03 per diluted share, in the third quarter of 2017.

Continuing operations for the first nine months of 2018 reflected a loss of $7.8 million, or $0.49 per diluted share. This compares to the income from continuing operations of $104 thousand, or $0.00 per diluted share, in the first nine months of 2017. Discontinued operations reflected an income of $94 thousand, or $0.01 per diluted share, for the first nine months of 2018 compared with a loss of $163 thousand, or $0.01 per diluted share, in the first nine months of 2017. Including discontinued operations, the net loss for the first nine months of 2018 was $7.7 million, or $0.49 per diluted share, compared to a net loss during the first nine months of 2017 in the amount of $59 thousand, or $0.01 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 29, 2018, cash used in operations was $8.4 million. Accounts receivable increased $2.7 million and inventories increased $4.6 million. The increase in accounts receivable was due to the sales mix being more concentrated in our residential business which generally has selling terms that are more favorable to the customer.

Purchases of capital assets for the nine months ended September 29, 2018 resulted in 2.9 million cash out flow to the business. Depreciation and amortization for the nine months ended September 29, 2018 were $9.4 million. We expect capital expenditures to be approximately $5.3 million in 2018 while depreciation and amortization is expected to be approximately $13.0 million. Planned capital expenditures in 2018 are primarily for new equipment.

During the nine months ended September 29, 2018, cash provided by financing activities was $9.6 million. We had net borrowings on our revolving credit facility and notes payable of $15.8 million. These proceeds were offset by payments on other debt obligations of $6.2 million. The cash provided by financing was used to fund the operations during the quarter.

Table of Contents    27

We believe our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements under current operating conditions. As of September 29, 2018, the unused borrowing under our revolving credit facility was $24.9 million. Our revolving credit facility requires us to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability is less than $16.5 million. As of the date hereof, our fixed charge coverage ratio was less than 1.1 to 1.0, accordingly the unused availability accessible by us was $8.4 million (the amount above $16.5 million) at September 29, 2018. We continually monitor our sources of funding and may seek additional sources of funding to supplement our current liquidity requirements. Significant additional cash expenditures above our normal liquidity requirements or significant deterioration in economic conditions could affect our business and require supplemental financing or other funding sources. There can be no assurance that such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us.

Contractual Obligations

The following table summarizes our future minimum payments under contractual obligations as of September 29, 2018.

	Payments Due by Period
	(dollars in millions)
	2018	2019	2020	2021	2022	Thereafter	Total
Debt	$1.2	$3.8	$1.9	$114.1	$1.0	$8.7	$130.7
Interest - debt (1)	1.5	5.9	5.8	4.4	0.4	0.7	18.7
Capital leases	1.2	4.0	3.8	3.2	0.9	0.2	13.3
Interest - capital leases	0.2	0.6	0.4	0.2	—	—	1.4
Operating leases	1.0	2.9	2.4	1.9	1.5	3.5	13.2
Purchase commitments	1.7	—	—	—	—	—	1.7
Totals	6.8	17.2	14.3	123.8	3.8	13.1	179.0

(1) Interest rates used for variable rate debt were those in effect at September 29, 2018

Changes to Critical Accounting Policies

Our critical accounting policies were outlined in Management's Discussion and Analysis of Results of Financial Condition and Results of Operatins in our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission. During the first quarter ended March 31, 2018, we adopted the provisions of ASC 606, “Revenue from Contracts with Customers”. See Note 2, Recent Accounting Pronouncements and Note 3, Revenue, in the notes to the Consolidated Condensed Financial Statements, related to the impact of the adoption on our financial statements and accounting policies.

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

At September 29, 2018, $60,202, or approximately 43% of our total debt, was subject to floating interest rates.  A one-hundred basis point fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $445.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 29, 2018, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

We have a significant amount of indebtedness relative to our equity. Insufficient cash flow, profitability or the value of our assets securing our loans could materially adversely affect our ability to generate sufficient funds to satisfy the terms of our senior loan agreements and other debt obligations. Additionally, the inability to access debt or equity markets at competitive rates in sufficient amounts to satisfy our obligations could adversely impact our business. We have lower levels of credit available currently than we have traditionally and continually monitor our sources of funding and may seek additional sources of funding to supplement our current liquidity requirements.

Uncertainty in the credit market or downturns in the economy and our business could affect our overall availability and cost of credit.

Table of Contents    29

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

The floorcovering industry is highly competitive. We face competition from a number of domestic manufacturers and independent distributors of floorcovering products and, in certain product areas, foreign manufacturers. Significant consolidation within the floorcovering industry has caused a number of our existing and potential competitors to grow significantly larger and have greater access to resources and capital than we do. Maintaining our competitive position may require us to make substantial additional investments in our product development efforts, manufacturing facilities, distribution network and sales and marketing activities. These additional investments may be limited by our access to capital, as well as restrictions set forth in our credit facilities. Competitive pressures, stylistic changes in the market, and the accelerated growth of hard surface alternatives have resulted in decreased market demand for soft floorcovering products and the industry has seen a loss of market share to hard surface products. As a result, competition from providers of other soft surfaces has intensified and may result in decreased demand for our products. In addition, we face, and will continue to face, competitive pressures on our sales prices and costs of our products. As a result of any of these factors, there could be material adverse effects on our sales and profitability.

We have significant levels of sales in certain channels of distribution and reduction in sales through these channels could adversely affect our business.

A significant amount of our sales are generated through a certain mass merchant retailer. A significant reduction of sales through this channel could adversely affect our business. Such a shift could occur if this retailer decided to reduce the amount of emphasis on soft surface flooring or determine that our concentration of better goods was not advantageous to their marketing program.

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

Table of Contents    30

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

Table of Contents    31

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

The following table provides information regarding our repurchases of our Common Stock Shares during the three months ended September 29, 2018:

Fiscal Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
August 4, 2018	—	$—	—
September 1, 2018	—	—	—
September 29, 2018	—	—	—
Three Months Ended September 29, 2018	—	$—	—	$2,170,597

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a.)	Exhibits

31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Table of Contents    32

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Table of Contents    33

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIXIE GROUP, INC.
(Registrant)

Date: November 8, 2018	By: /s/ JON A. FAULKNER
Jon A. Faulkner Vice President and Chief Financial Officer

Table of Contents    34