Form 10-K
period 2018-12-29
DIXIE GROUP INC
filed 2019-03-08
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2018
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

Large accelerated filer ☐    Accelerated filer ☐        Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 29, 2018 (the last business day of the registrant's most recently completed fiscal second quarter) was $30,303,294. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.  In making this calculation, the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding Common Stock, and no other persons, are affiliates. No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of February 22, 2019
Common Stock, $3.00 Par Value	15,522,588	shares
Class B Common Stock, $3.00 Par Value	839,304	shares
Class C Common Stock, $3.00 Par Value	0	shares

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the following document are incorporated by reference:
Proxy Statement of the registrant for annual meeting of shareholders to be held May 1, 2019 (Part III).

Table of Contents    1

THE DIXIE GROUP, INC.

Index to Annual Report
on Form 10-K for
Year Ended December 29, 2018

Table of Contents    2

FORWARD-LOOKING INFORMATION

This Report contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include the use of terms or phrases such as "expects," "estimates," "projects," "believes," "anticipates," "intends," and similar terms and phrases. Such forward-looking statements relate to, among other matters, our future financial performance, business prospects, growth strategies or liquidity. The following important factors may affect our future results and could cause those results to differ materially from our historical results; these factors include, in addition to those "Risk Factors" detailed in Item 1A of this report, and described elsewhere in this document, the cost and availability of capital, raw material and transportation costs related to petroleum price levels, the cost and availability of energy supplies, the loss of a significant customer or group of customers, the ability to attract, develop and retain qualified personnel, materially adverse changes in economic conditions generally in carpet, rug and floorcovering markets we serve and other risks detailed from time to time in our filings with the Securities and Exchange Commission.

Table of Contents    3

PART I.

Item 1.	BUSINESS

General

Our business consists principally of marketing, manufacturing and selling floorcovering products to high-end residential and commercial customers through our various sales forces and brands. We focus exclusively on the upper-end of the floorcovering market where we believe we have strong brands and competitive advantages with our style and design capabilities and customer relationships. Our Fabrica, Masland, and Dixie Home brands have a significant presence in the high-end residential floorcovering markets. Our Atlas and Masland Contract brands participate in the upper-end specified commercial marketplace. Dixie International sells all of our brands outside of the North American market.

Our business is primarily concentrated in areas of the soft floorcovering markets which include broadloom carpet, carpet tiles and rugs.  However, over the past few years, there has been a significant shift in the flooring marketplace as hard surface products have grown at a rate much faster than soft surface products. We have responded to this accelerated shift to hard surface flooring by launching several initiatives in both our residential and commercial brands. Our commercial brands offer luxury vinyl flooring (“LVF”) products under the Calibré brand in the commercial markets. Our residential brands, Dixie Home and Masland Residential, offer Stainmaster® PetProtect™ luxury vinyl flooring. In 2018, our residential brand, Fabrica, began offering a high-end engineered wood line.

We have one reportable segment, Floorcovering, which is comprised of two operating segments, Residential and Commercial. We have aggregated the two operating segments into one reporting segment because they have similar economic characteristics, and the operating segments are similar in all of the following areas: (a) the nature of the products and services; (b) the nature of the production processes; (c) the type or class of customer for their products and services; (d) the methods used to distribute their products or provide their services; and (e) the nature of the regulatory environment.

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

Atlas | Masland Contract is our combined brand of the former Atlas Carpet Mills and Masland Contract. We strategically re-aligned our business in 2018 by merging the two brands into one cohesive operating unit with a broader array of products but a single management, marketing, back office, manufacturing and sales structure to serve the specified commercial marketplace. Its commercial products are marketed to the architectural and specified design community and directly to commercial end users, as well as to consumers through specialty floorcovering retailers. Atlas | Masland Contract also sells to the hospitality market with both custom designed and running line products. Utilizing computerized yarn placement technology, as well as offerings utilizing our state of the art Infinity tufting technology, this brand provides excellent service and design flexibility to the hospitality market serving upper-end hotels, conference centers and senior living markets. Its broadloom, rug product and luxury vinyl flooring offerings are designed for the interior designer in the upper-end of the hospitality market who appreciates sophisticated texture, color and patterns with excellent service. Atlas | Masland Contract has strong brand recognition within the upper-end contract market, and competes through innovative styling, color, patterns, quality and service.

Table of Contents    4

Industry

We are a flooring manufacturer in an industry composed of a wide variety of companies from small privately held firms to large multinationals. In 2017, according to the most recent information available, the U.S. floorcovering industry reported $25.5 billion in sales, up approximately 4.8% over 2016's sales of $24.3 billion. In 2017, the primary categories of flooring in the U.S., based on sales dollars, were carpet and rug (45%), wood (14%), ceramic tile (14%), luxury vinyl flooring (LVF) (9%), vinyl (6%), stone (6%) and laminate and other (6%). In 2017, the primary categories of flooring in the U.S., based on square feet, were carpet and rug (51%), ceramic tile (14%), vinyl (12%), luxury vinyl flooring (8%), wood (7%), laminate (5%) and stone and other (3%). Each of these categories is influenced by the residential construction, commercial construction, and residential remodeling markets. These markets are influenced by many factors including consumer confidence, spending for durable goods, turnover in housing and the overall strength of the economy.

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

Trademarks

Our floorcovering businesses own a variety of trademarks under which our products are marketed.  Among such trademarks, the names "Fabrica", "Masland", "Dixie Home", "Atlas", “Masland Contract” and "Masland Hospitality" are of greatest importance to our business. We have applied for a trademark on "Atlas | Masland Contract", our new commercial sales force brand. We believe that we have taken adequate steps to protect our interest in all significant trademarks.

Customer and Product Concentration

As a percentage of our net sales, one customer, Lowe's, a mass merchant, accounted for approximately 13% in 2018, 14% in 2017, and 10% in 2016 and as a percentage of our customer's trade accounts receivable, accounted for approximately 34% in 2018 and 31% in 2017. No other customer was more than 10 percent of our sales during the periods presented. During 2018, sales to our top ten customers accounted for approximately 16% of our sales and our top 20 customers accounted for approximately 17% of our sales. We do not make a material amount of sales in foreign countries.

Table of Contents    5

We do not have any single class of products that accounts for more than 10 percent of our sales. However, sales of our floorcovering products may be classified by significant end-user markets into which we sell, and such information for the past three years is summarized as follows:

	2018	2017	2016
Residential floorcovering products	72%	68%	66%
Commercial floorcovering products	28%	32%	34%

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

At December 29, 2018, we employed 1,646 associates in our operations.

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

We have a significant amount of indebtedness relative to our equity. Insufficient cash flow, profitability, or the value of our assets securing our loans could have a material adverse affect on our ability to generate sufficient funds to satisfy the terms of our senior loan agreements and other debt obligations. Additionally, the inability to access debt or equity markets at competitive rates in sufficient amounts to satisfy our obligations could adversely impact our business.

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

If our stock price falls below $1.00 for an extended time, our common stock may be subject to delisting from The NASDAQ Stock Market.

On January 31, 2019, we received a deficiency notice from NASDAQ stating that we were not in compliance with NASDAQ Marketplace Rule 5550(a)(2) because the bid price of our common stock closed below the required minimum $1.00 per share for

Table of Contents    7

the previous 30 consecutive business days. The notice also indicated that, in accordance with Marketplace Rule 5810(c)(3)(A), we have a period of 180 calendar days, until July 30, 2019, to regain compliance with Rule 5550(a)(2), and that, if at any time before July 30, 2019 the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ would notify us that we have regained compliance with Rule 5550(a)(2).
Following the initial notice, the NASDAQ has determined that for the 12 consecutive business days from February 4 to February 20, 2019, the closing bid price of our common stock has been at $1.00 per share or greater. Accordingly, we have regained compliance with Listing Rule 5550(a)(2).
To the extent that we are unable to stay in compliance with the relevant NASDAQ bid price listing rule, there is a risk that our common stock may be delisted from NASDAQ, which would adversely impact liquidity of our common stock and potentially result in even lower bid process for our common stock.
Our stock price has been and could remain volatile, which could further adversely affect the market price of our stock, our ability to raise additional capital and/or cause us to be subject to securities class action litigation.

The market price of our common stock has historically experienced and may continue to experience significant volatility. In 2018, the sales price of our common stock fluctuated from a high of $4.05 per share in the first quarter of 2018 to a low of $0.62 per share in the fourth quarter of 2018. Our progress in restructuring our business, our quarterly operating results, our perceived prospects, lack of securities analysts’ recommendations or earnings estimates, changes in general conditions in the economy or the financial markets, adverse events related to our strategic relationships, significant sales of our common stock by existing stockholders, and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. Such market price volatility could adversely affect our ability to raise additional capital. In addition, we may be subject to securities class action litigation as a result of volatility in the price of our common stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition

We face intense competition in our industry, which could decrease demand for our products and could have a material adverse effect on our profitability.

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

Our success depends on our ability to identify and originate product trends as well as to anticipate and react to changing consumer demands in a timely manner. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. In addition, long lead times for certain products may make it hard for us to quickly respond to changes in consumer demands. Our new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of flooring products or away from these types of products altogether, and our future success depends in part on our ability to anticipate and respond to these changes. Failure to anticipate and respond in a timely manner to changing consumer preferences could lead to, among other things, lower sales and excess inventory levels, which could have a material adverse effect on our financial condition.

Raw material prices may vary and the inability to either offset or pass on such cost increases or avoid passing on decreases larger than the cost decrease to our customers could have a material adverse affect on our business, results of operations and financial condition.
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

Table of Contents    8

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

Our businesses rely on sophisticated systems to obtain, rapidly process, analyze and manage data. We rely on these systems to, among other things, facilitate the purchase, manufacture and distribution of our products; receive, process and ship orders on a timely basis; and to maintain accurate and up-to-date operating and financial data for the compilation of management information. We rely on our computer hardware, software and network for the storage, delivery and transmission of data to our sales and distribution systems, and certain of our production processes are managed and conducted by computer. Any damage by unforeseen events or system failure which causes interruptions to the input, retrieval and transmission of data or increase in the service time, whether caused by human error, natural disasters, power loss, computer viruses, intentional acts of vandalism, various forms of cybercrimes including and not limited to hacking, intrusions and malware or otherwise, could disrupt our normal operations. There can be no assurance that we can effectively carry out our disaster recovery plan to handle the failure of our information systems, or that we will be able to restore our operational capacity within sufficient time to avoid material disruption to our business. The occurrence of any of these events could cause unanticipated disruptions in service, decreased customer service and customer satisfaction and harm to our reputation, which could result in loss of customers, increased operating expenses and financial losses. Any such events could in turn have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We continually look for strategic and tactical initiatives, including internal expansion, acquisitions and investment in new products, to strengthen our future and to enable us to return to sustained growth and to achieve profitability. Growth through expansion and acquisition involves risks, many of which may continue to affect us after the acquisition or expansion. An acquired company, operation or internal expansion may not achieve the levels of revenue, profitability and production that we expect. The combination of an acquired company’s business with ours involves risks. Further, internally generated growth that involves expansion involves risks as well. Such risks include the integration of computer systems, alignment of human resource policies and the retention of valued talent. Reported earnings may not meet expectations because of goodwill and intangible asset impairment, other asset impairments, increased interest costs and issuance of additional securities or debt as a result of these acquisitions. We may also face challenges in consolidating functions and integrating our organizations, procedures, operations and product lines in a timely and efficient manner.

Table of Contents    9

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Table of Contents    10

Item 2.	PROPERTIES

The following table lists our facilities according to location, type of operation and approximate total floor space as of February 22, 2019:

Location	Type of Operation	Approximate Square Feet
Administrative:
Saraland, AL	Administrative	29,000
Commerce, CA*	Administrative	21,800
Santa Ana, CA	Administrative	4,000
Calhoun, GA	Administrative	10,600
Dalton, GA*	Administrative	50,800
	Total Administrative	116,200

Manufacturing and Distribution:
Atmore, AL	Carpet Manufacturing, Distribution	610,000
Roanoke, AL	Carpet Yarn Processing	204,000
Saraland, AL	Carpet, Rug and Tile Manufacturing, Distribution	384,000
Commerce, CA*	Carpet Manufacturing, Distribution	232,800
Porterville, CA*	Carpet Yarn Processing	249,000
Santa Ana, CA	Carpet and Rug Manufacturing, Distribution	200,000
Adairsville, GA	Samples and Rug Manufacturing, Distribution	292,000
Calhoun, GA *	Distribution	99,000
Calhoun, GA	Carpet Dyeing & Processing	193,300
Eton, GA	Carpet Manufacturing, Distribution	408,000
Dalton, GA*	Samples Warehouse and Distribution	40,000
	Total Manufacturing and Distribution	2,912,100

* Leased properties	TOTAL	3,028,300

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

We have been sued, together with the 3M Company and approximately 30 other carpet manufacturers, by the Gadsden (Alabama) Water Works in the circuit court of Etowah County Alabama [The Water Works and Sewer Board of the City of Gadsden v. 3M Company, et al, civil action No. 31-CV-2016-900676.00] and by the Town of Centre (Alabama) Water Works in the circuit court of Cherokee County Alabama [The Water Works and Sewer Board of the Town of Centre v. 3M Company, et al, civil action No. 13-CV-2017-900049.00]. Both cases seek monetary damages and injunctive relief related to the use of certain chemical compounds in the manufacture and finishing of carpet products “in and around Dalton Georgia.” On motion of the defendants, the cases were removed to the U.S. District Court for the Northern District of Alabama (Middle Division) Case No. 4:16-CV-01755-SGC and Case No. 4:17-CV-01026-KOB. Subsequently, the Gadsden Water Works filed a motion to have the case remanded back to the state court and such motion has been granted. Currently, we have joined several other co-defendants in filing a Petition for Writ of Mandamus with the Alabama Supreme Court asking for an Order directing the trial court to grant our and other codefendants’ motions to dismiss the Alabama-filed actions for lack of personal jurisdiction. The Petitions have been consolidated by the Alabama Supreme Court with the Town of Centre (Alabama) matter (described above). The Petitions are still pending and there is no statutory deadline for the court to issue a decision. The lawsuits allege that perflourinated compounds (“PFC”), perflourinated acid (“PFOA”) and perfluorooctane sulfonate (“PFOS”) manufactured by 3M were used in certain finishing and treatment processes by the defendants and, as a consequence of such use, were subsequently either discharged into or leached into the water systems around Dalton, Georgia. The Complaints seek damages that exceed $10, but are otherwise unspecified in amount in addition to injunctive relief and punitive damages. We intend to defend the matters vigorously and are unable to estimate the potential exposure to loss, if any, at this time.

On November 16, 2018 the Superior Court of the State of California granted preliminary approval of a class action settlement in the matter of Carlos Garcia v. Fabrica International, Inc. et al Orange County Superior Court Case No. 30-2017-00949461-CU-OE-

Table of Contents    11

CXC. The court further approved the procedures for Settlement Class Members to opt-out of or object to the Settlement. The terms of the settlement provide that Fabrica, a wholly owned subsidiary of ours, has agreed to pay $1,514,000 (the “Gross Settlement Amount”) to fully resolve all claims in the Lawsuit, including payments to Settlement Class Members, Class Counsel’s attorneys’ fees and expenses, settlement administration costs, and the Class Representative’s Service Award. The amount of the proposed settlement was recorded during the quarter ended June 30, 2018. The deadline for class members to opt-out was February 1, 2019. The deadline for the plaintiff to file a motion for final approval of the class action settlement is March 29, 2019. The final fairness hearing is scheduled for April 12, 2019.

We are one of multiple parties to three lawsuits filed in Madison County Illinois, styled Brenda Bridgeman, Individually and as Special Administrator of the Estate of Robert Bridgeman, Deceased, vs. American Honda Motor Co., Inc., f/k/a Metropolitan Life Insurance Co., et al No. 15-L-374, styled Charles Anderson, Pltf., vs. 3M Company, et al, No. 17-L-525 and styled Danny Atkins and Pamela Atkins, Pltfs., vs. Aurora Pump Company, et al. No. 18-L-2. All three lawsuits entail a claim for damages to be determined in excess of $50,000 filed on behalf of either a former employee or the estate of an individual which alleges that the deceased contracted mesothelioma as a result of exposure to asbestos while employed by us. Discovery in each matter is ongoing, and a tentative trial date has been set for one of the cases. We have denied liability, are defending the matters vigorously and are unable to estimate our potential exposure to loss, if any, at this time. In August of 2017, the lawsuit styled Sandra D. Watts, Individually and as Special Administrator of the Estate of Dianne Averett, Deceased vs. 4520 Corp., Inc. f/k/a Benjamin F. Shaw Company, et al No. 12-L-2032 was placed in the category of "special closed with settlements and bankruptcy claims pending" to all remaining defendants. In March 2018, the lawsuit styled Charles Anderson, Individually and as Special Administrator of the Estate of Charles Anderson, Deceased vs. 3M Company, et al, No. 17-L-525 was dismissed without prejudice. In October 2018, the lawsuit styled Danny Atkins and Pamela Atkins, Pltfs., vs. Aurora Pump Company, et al. No. 18-L-2 was dismissed without prejudice.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Table of Contents    12

Pursuant to instruction G of Form 10-K the following is included as an unnumbered item to PART I.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and offices held by the executive officers of the registrant as of February 22, 2019, are listed below along with their business experience during the past five years.

Name, Age and Position	Business Experience During Past Five Years

Daniel K. Frierson, 77 Chairman of the Board, and Chief Executive Officer, Director
Director since 1973, Chairman of the Board since 1987 and Chief Executive Officer since 1980. He is the Chairman of the Company's Executive Committee. He is past Chairman of The Carpet and Rug Institute. He serves as Director of Astec Industries, Inc. headquartered in Chattanooga, Tennessee.

D. Kennedy Frierson, Jr., 51 Vice President and Chief Operating Officer, Director
Director since 2012 and Vice President and Chief Operating Officer since August 2009. Vice President and President Masland Residential from February 2006 to July 2009. President Masland Residential from December 2005 to January 2006. Executive Vice President and General Manager, Dixie Home, 2003 to 2005. Business Unit Manager, Bretlin, 2002 to 2003.

Jon A. Faulkner, 58 Vice President and Chief Financial Officer
Vice President and Chief Financial Officer since October 2009. Vice President of Planning and Development from February 2002 to September 2009. Executive Vice President of Sales and Marketing for Steward, Inc. from 1997 to 2002.

Thomas M. Nuckols, 51 Vice President and President, Dixie Residential
Vice President and President of Dixie Residential since November 2017. Executive Vice President, Dixie Residential from February 2017 to November 2017. Dupont/Invista, from 1989 to 2017, Senior Director of Mill Sales and Product Strategy from 2015 to 2017.

E. David Hobbs, 67 Vice President and President, Dixie Commercial
Vice President and President of Dixie Commercial since October 2017. President, Masland Contract from September 2016 to October 2017. Executive President of Operations, Masland Contract from 2012 to September 2016. Vice President of Planning, Mohawk Industries from 2010 to 2011, Interface Americas from 1984 to 2010, President, Interface Americas from 2005 to 2009.

W. Derek Davis, 68 Vice President, Human Resources and Corporate Secretary	Vice President of Human Resources since January 1991 and Corporate Secretary since January 2016. Corporate Employee Relations Director, 1988 to 1991.

The executive officers of the registrant are generally elected annually by the Board of Directors at its first meeting held after each annual meeting of our shareholders.

Table of Contents    13

PART II.

Item 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades on the NASDAQ Global Market under the symbol DXYN. No market exists for our Class B Common Stock.

As of February 22, 2019, the total number of holders of our Common Stock was approximately 2,800 including an estimated 2,400 shareholders who hold our Common Stock in nominee names. The total number of holders of our Class B Common Stock was 10.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Fiscal Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
November 3, 2018	—	$—	—
December 1, 2018	—	—	—
December 29, 2018	—	—	—
Three Fiscal Months Ended December 29, 2018	—	$—	—	$2,170,597

Quarterly Financial Data, Dividends and Price Range of Common Stock

Following are quarterly financial data, dividends and price range of Common Stock for the four quarterly periods in the years ended December 29, 2018 and December 30, 2017. Due to rounding, the totals of the quarterly information for each of the years reflected below may not necessarily equal the annual totals. There is a restriction on the payment of dividends under our revolving credit facility and we have not paid any dividends in the years ended 12/29/2018 and 12/30/17.

Table of Contents    14

THE DIXIE GROUP, INC.
QUARTERLY FINANCIAL DATA, DIVIDENDS AND PRICE RANGE OF COMMON STOCK
(unaudited) (dollars in thousands, except per share data)
2018	1ST	2ND	3RD	4TH
Net sales	$98,858	$106,438	$101,562	$98,175
Gross profit	21,580	25,144	21,887	18,380
Operating loss	(1,515)	(355)	(1,179)	(12,765)
Loss from continuing operations	(2,884)	(1,972)	(2,922)	(13,700)
Income (loss) from discontinued operations	(23)	157	(40)	1
Net loss	$(2,907)	$(1,815)	$(2,962)	$(13,699)
Basic earnings (loss) per share:
Continuing operations	$(0.18)	$(0.13)	$(0.19)	$(0.87)
Discontinued operations	(0.00)	0.01	(0.00)	0.00
Net loss	$(0.18)	$(0.12)	$(0.19)	$(0.87)
Diluted earnings (loss) per share:
Continuing operations	$(0.18)	$(0.13)	$(0.19)	$(0.87)
Discontinued operations	(0.00)	0.01	(0.00)	0.00
Net loss	$(0.18)	$(0.12)	$(0.19)	$(0.87)

Common Stock Prices:
High	$4.05	$3.27	$2.40	$1.85
Low	2.60	2.20	1.40	0.62

2017	1ST	2ND	3RD	4TH
Net sales	$97,541	$107,187	$102,650	$105,084
Gross profit	25,161	28,426	24,857	22,769
Operating income (loss)	628	3,179	767	(608)
Income (loss) from continuing operations	(575)	1,226	(547)	(9,427)
Loss from discontinued operations	(29)	(123)	(11)	(69)
Net income (loss)	$(604)	$1,103	$(558)	$(9,496)
Basic earnings (loss) per share:
Continuing operations	$(0.04)	$0.08	$(0.03)	$(0.60)
Discontinued operations	(0.00)	(0.01)	(0.00)	(0.00)
Net income (loss)	$(0.04)	$0.07	$(0.03)	$(0.60)
Diluted earnings (loss) per share:
Continuing operations	$(0.04)	$0.08	$(0.03)	$(0.60)
Discontinued operations	(0.00)	(0.01)	(0.00)	(0.00)
Net income (loss)	$(0.04)	$0.07	$(0.03)	$(0.60)

Common Stock Prices:
High	$3.95	$5.21	$4.75	$4.30
Low	3.35	3.30	3.75	3.40

Table of Contents    15

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

In accordance with SEC rules, set forth below is a line graph comparing the yearly change in the cumulative total shareholder return on our Common Stock against the total return of the Standard & Poor's Small Cap 600 Stock Index, plus both the Dow Jones US Furnishings Index and the Dow Jones US Building Materials & Fixtures Index, in each case for the five year period ended December 31, 2018. The comparison assumes that $100.00 was invested on December 31, 2013, in our Common Stock, the S&P Small Cap 600 Index, and each of the two Peer Groups, and assumes the reinvestment of dividends.

The foregoing shareholder performance presentation shall not be deemed "soliciting material" or to be "filed" with the Commission subject to Regulation 14A, or subject to the liabilities of Section 18 of the Exchange Act.

Table of Contents    16

Item 6.	SELECTED FINANCIAL DATA

The Dixie Group, Inc.
Historical Summary
(dollars in thousands, except share and per share data)

FISCAL YEARS	2018 (1)	2017 (2)	2016 (3)	2015 (4)(5)	2014 (6)
OPERATIONS
Net sales	$405,033	$412,462	$397,453	$422,483	$406,588
Gross profit	86,991	101,213	95,425	106,230	95,497
Operating income (loss)	(15,816)	3,947	(3,436)	1,882	(5,584)
Income (loss) from continuing operations before taxes	(22,310)	(1,813)	(8,829)	(2,992)	1,726
Income tax provision (benefit)	(831)	7,509	(3,622)	(714)	1,053
Income (loss) from continuing operations	(21,479)	(9,322)	(5,207)	(2,278)	673
Depreciation and amortization	12,653	12,947	13,515	14,119	12,850
Dividends	—	—	—	—	—
Capital expenditures	4,052	12,724	4,904	6,826	9,492
Assets purchased under capital leases & notes, including deposits utilized and accrued purchases	389	859	427	5,403	23,333
FINANCIAL POSITION
Total assets	$252,778	$283,907	268,987*	298,218*	290,447*
Working capital	96,534	105,113	81,727	98,632	100,602
Long-term debt	120,251	123,446	98,256	115,907	117,153
Stockholders' equity	58,984	79,263	87,122	90,804	92,977
PER SHARE
Income (loss) from continuing operations:
Basic	$(1.36)	$(0.59)	$(0.33)	$(0.15)	$0.03
Diluted	(1.36)	(0.59)	(0.33)	(0.15)	0.03
Dividends:
Common Stock	—	—	—	—	—
Class B Common Stock	—	—	—	—	—
Book value	3.60	4.91	5.40	5.67	5.90
GENERAL
Weighted-average common shares outstanding:
Basic	15,763,890	15,698,915	15,638,112	15,535,980	14,381,601
Diluted	15,763,890	15,698,915	15,638,112	15,535,980	14,544,073
Number of shareholders (7)	2,800	2,800	3,000	3,000	3,000
Number of associates	1,646	1,930	1,746	1,822	1,740
*These periods do not have prior period adoption adjustment or the right to return asset for the ASC 606 adoption.

(1)	2018 results include expenses of $3,167 for facility consolidation and severance expenses and $6,709 for the impairment of tangible and intangible assets.

(2)	Includes expenses of $636 for facility consolidation and severance expenses in 2017.

(3)	Includes expenses of $1,456, or $859 net of tax, for facility consolidation expenses in 2016.

(4)	Includes expenses of $2,946, or $1,915 net of tax, for facility consolidation expenses in 2015.

(5)	Includes the results of operations of Atlas Carpet Mills, Inc. and Burtco Enterprises, Inc. subsequent to their acquisitions on March 19, 2014 and September 22, 2014, respectively.

(6)
Includes expenses of $5,514, or $3,364 net of tax, for facility consolidation expenses, $1,133, or $691 net of tax, for impairment of assets and income of $11,110, or $6,777 net of tax, for bargain purchases on the acquisitions of Atlas Carpet Mills and Burtco Enterprises.

(7)
The approximate number of record holders of our Common Stock for 2014 through 2018 includes Management's estimate of shareholders who held our Common Stock in nominee names as follows:  2014 - 2,550 shareholders; 2015 - 2,550 shareholders; 2016 - 2,600 shareholders; 2017 - 2,400 shareholders; 2018 - 2,400 shareholders.

Table of Contents    17

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
Our business is primarily concentrated in areas of the soft floorcovering markets which include broadloom carpet, carpet tiles and rugs. However, over the past few years, there has been a significant shift in the flooring marketplace as hard surface products have grown at a rate much faster than soft surface products. We have responded to this accelerated shift to hard surface flooring by launching several initiatives in both our residential and commercial brands. Our commercial brands offer Luxury Vinyl Flooring (“LVF”) products under the Calibré brand in the commercial markets. Our residential brands, Dixie Home and Masland Residential, offer Stainmaster® PetProtect™ Luxury Vinyl Flooring and our premium residential brand, Fabrica, offers a high-end engineered wood line. For 2019 we are building on the momentum we gained by tripling our residential hard surface business in 2018 with the launch of TruCor™, our new solid polymer core or “SPC” Luxury Vinyl Flooring line. This latest addition to our rigid core Luxury Vinyl Flooring offering is designed to create an extremely durable and waterproof Luxury Vinyl Flooring product with a broader range of price points to meet the needs of various consumers. To facilitate this growth, in 2019 we are expanding our distribution of hard surface products to our west coast distribution center as well as our east coast service center.
During 2018, our net sales decreased 1.8% compared with 2017. Sales of residential products increased 3.6% in 2018 versus 2017. Residential soft surface sales were up 1.4% in 2018 as compared to 2017, while, we estimate, the industry was up in the low to mid-single digits. Residential hard surface sales tripled in 2018 relative to sales in 2017. We anticipate the residential housing market, though having slowed recently, will have steady but moderate growth over the next several years. Commercial product sales decreased 13.2% during 2018. Soft surface sales of commercial products were down 19.5%, while, we believe, the industry was down in the mid-single digits. We anticipate the commercial market to be relatively flat in 2019.
In 2018, we had an operating loss of $15.8 million compared with an operating income of $3.9 million in 2017. The reduced sales volume in 2018 adversely affected our gross profit as we under absorbed our costs since we had increased our capacity anticipating higher volume production. In addition, we had rising raw material costs which, passed on to our customers through higher prices, were recovered after we experienced such cost increases. The majority of our higher costs were in the first and fourth quarters of the year as we suffered with reduced demand in those time periods. We reduced plant running schedules in the fourth quarter to reduce inventories to a more appropriate level. We incurred charges during the year totaling $14.1 million comprised of $2.7 million in inventory write-downs, $3.2 million in restructuring charges, $6.7 million in asset impairments, including the write-off of goodwill and intangibles, and a $1.5-million-dollar charge for settlement of a class action litigation. Our debt declined by $5.2 million over the course of 2018. To offset those higher costs, we continued the implementation of our previously announced Profit Improvement Plan (“the Plan”). The Plan, begun in the fourth quarter of 2017, resulted in the reduction of 284 associates during 2018 and is anticipated to result in the reduction of approximately 330 associates by the end of the first quarter of 2019.
Expenses related to the Plan totaled approximately $9.2 million in 2018. The Plan expenses included inventory write downs, restructuring costs, and asset impairments as we re-configured our commercial business and right sized our residential manufacturing operations for lower unit demand. Total cost reductions as a result of the Plan are expected to be over $17 million on an annual basis once fully implemented in 2019. We began the structural consolidation of our commercial business with the closure of our Chickamauga tufting operation as we moved the equipment to other facilities. This plant closure, complete at the end of 2018, lowered our cost and improved our response time to this segment of the marketplace. We began the process of exiting our Commerce, California Atlas tufting facilities this past fall and will be completely out of those commercial tufting operations by the end of the first quarter of 2019. The bulk of the Atlas equipment was transferred to our Atmore, Alabama commercial tufting operation with various other items moved to our Santa Ana, California and Eton, Georgia operations. We moved our commercial rug operation and commercial samples support function from California to our Saraland facility near Mobile, Alabama. We reduced our staffing to better match production to meet our demand in our Atmore, Eton, Adairsville and Roanoke facilities as we were able to take advantage of the increased productivity of our associates in these operations. In addition to the physical movement of equipment and inventory, we consolidated our commercial design functions in Saraland as well as consolidated our entire sales support functions. Our sales forces were merged to create Atlas | Masland Contract, now equipped with a much broader product line and providing modular carpet tile, broadloom carpet, luxury vinyl flooring, and commercial wool and nylon rugs. This combined sales force has the added benefit of not only a broad product line but distinct design capabilities in custom products as well.
In the fourth quarter of 2018, our testing of goodwill indicated a full impairment of the value of the asset. In accordance with the results of our tests the value of the goodwill asset was written off to asset impairment. The amount of the adjustment was $3.4 million.

Table of Contents    18

NASDAQ NOTICE

On January 31, 2019, we received a deficiency notice from NASDAQ stating that we no longer comply with NASDAQ Marketplace Rule 5550(a)(2) because the bid price of our common stock closed below the required minimum $1.00 per share for the previous 30 consecutive business days. The notice also indicated that, in accordance with Marketplace Rule 5810(c)(3)(A), we have a period of 180 calendar days, until July 30, 2019, to regain compliance with Rule 5550(a)(2). If at any time before July 30, 2019 the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will notify us that we have regained compliance with Rule 5550(a)(2). To the extent that we are unable to resolve the listing deficiency, there is a risk that our common stock may be delisted from NASDAQ, which would adversely impact liquidity of our common stock and potentially result in even lower bid prices for our common stock.

Since the initial notice, the NASDAQ has determined that for the 12 consecutive business days from February 4 to February 20, 2019, the closing bid price of our common stock has been at $1.00 per share or greater. Accordingly, we have regained compliance with Listing Rule 5550(a)(2) and this matter is now closed.

Table of Contents    19

RESULTS OF OPERATIONS

Fiscal Year Ended December 29, 2018 Compared with Fiscal Year Ended December 30, 2017

	Fiscal Year Ended (amounts in thousands)
	December 29, 2018	% of Net Sales	December 30, 2017	% of Net Sales	Increase (Decrease)	% Change
Net sales	$405,033	100.0%	$412,462	100.0%	$(7,429)	(1.8)%
Cost of sales	318,042	78.5%	311,249	75.5%	6,793	2.2%
Gross profit	86,991	21.5%	101,213	24.5%	(14,222)	(14.1)%
Selling and administrative expenses	92,473	22.8%	96,189	23.3%	(3,716)	(3.9)%
Other operating expense, net	458	0.1%	441	0.1%	17	3.9%
Facility consolidation and severance expenses, net	3,167	0.8%	636	0.2%	2,531	398.0%
Impairment of assets	6,709	1.7%	—	—%	6,709	—%
Operating income (loss)	(15,816)	(3.9)%	3,947	0.9%	(19,763)	(500.7)%
Interest expense	6,491	1.6%	5,739	1.4%	752	13.1%
Other expense, net	3	—%	21	—%	(18)	(85.7)%
Loss before taxes	(22,310)	(5.5)%	(1,813)	(0.5)%	(20,497)	1,130.6%
Income tax provision (benefit)	(831)	(0.2)%	7,509	1.8%	(8,340)	(111.1)%
Loss from continuing operations	(21,479)	(5.3)%	(9,322)	(2.3)%	(12,157)	130.4%
Income (Loss) from discontinued operations	95	—%	(233)	(0.1)%	328	(140.8)%
Net loss	$(21,384)	(5.3)%	$(9,555)	(2.4)%	$(11,829)	123.8%

Net Sales. Net sales for the year ended December 29, 2018 were $405.0 million compared with $412.5 million in the year-earlier period, a decrease of 1.8% for the year-over-year comparison. Sales of residential floorcovering products were up 3.6% and sales of commercial floorcovering products decreased 13.2%. The decrease in commercial net sales was due to distractions caused by the restructuring of our commercial operations and sales force during 2018.

Gross Profit. Gross profit, as a percentage of net sales, decreased 3.0 percentage points in 2018 compared with 2017. Gross profit in 2018 was negatively impacted by inventory write downs of $2.7 million taken during the year as part of our Profit Improvement Plan.

Selling and Administrative Expenses. Selling and administrative expenses were $92.5 million in 2018 compared with $96.2 million in 2017, or a decrease of .5% as a percentage of sales. The improved results in the 2018 selling expenses are the result of changes made as part of our Profit Improvement Plan.

Other Operating Expense, Net. Net other operating expense was an expense of $458 thousand in 2018 compared with expense of $441 thousand in 2017.

Facility Consolidation and Severance Expenses, Net. Facility consolidation expenses were $3.2 million in 2018 compared with $636 thousand in the year-earlier period. Facility consolidation expenses increased in 2018 as we continued our Profit Improvement Plan, announced in 2017, which includes the consolidation of our two commercial brands, consolidation of commercial manufacturing operations and sales forces, and an overall review of corporate wide operations and functions. As a result of this plan, we incurred expenses of $3.2 million during 2018 primarily related to facility consolidation expenses and severance costs.

Asset Impairments. The asset impairments recorded in 2018 were $6.7 million. There were no asset impairment expenses in 2017. The asset impairments incurred in 2018 included the impairment of fixed assets as part of our Profit Improvement Plan ($1.2 million). We also incurred intangible asset impairments ($2.1 million) and goodwill impairment ($3.4 million).

Operating Income (Loss). Operations reflected an operating loss of $15.8 million in 2018 compared with an operating income of $3.9 million in 2017. The operating results for 2018 were impacted by the lower sales volume, settlement of a class action lawsuit, and facility consolidation, asset impairments, and severance costs related to the Profit Improvement Plan.

Interest Expense. Interest expense increased $752 thousand in 2018 principally due to higher levels of debt and higher rates than a year ago.

Table of Contents    20

Income Tax Provision (Benefit). Our effective income tax rate was a benefit of 3.72% in 2018. The benefit relates to certain federal and state credits and also includes a benefit for the reduction of certain indefinite lived assets not covered by our valuation allowance. In 2018 we increased our valuation allowance by $4 million related to our net deferred tax asset and specific state net operating loss and state credit carryforwards.

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018.

The income tax expense for 2017 was $7.5 million, which included a charge of $1.4 million related to the re-measurement of certain net deferred tax assets using the lower U.S. corporate income tax rate and a charge of $6.4 million to increase our valuation allowance related to our net deferred tax asset. The majority of the increase in the valuation allowance is related to the revised treatment of net operating losses under the Tax Act. Absent the impact of the Tax Act, our effective income tax benefit rate for 2017 would have been 36.4%.

Net Loss. Continuing operations reflected a loss of $21.5 million, or $1.36 per diluted share in 2018, compared with a loss from continuing operations of $9.3 million, or $0.59 per diluted share in 2017. Our discontinued operations reflected an income of $95 thousand, or $0.01 per diluted share in 2018 compared with a loss of $233 thousand, or $0.01 per diluted share in 2017. Including discontinued operations, we had a net loss of $21.4 million, or $1.35 per diluted share, in 2018 compared with a net loss of $9.6 million, or $0.60 per diluted share, in 2017.

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

Table of Contents    21

Reconciliation of Net Sales to Net Sales as Adjusted

	Fiscal Year Ended (amounts in thousands)
	Net Sales December 30, 2017	Net Sales December 31, 2016	Week 53	Net Sales as Adjusted December 31, 2016	Increase (Decrease)	Net Sales as Adjusted % Change
Net sales as adjusted	$412,462	$397,453	$(5,380)	$392,073	$20,389	5.2%

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

Other Operating Expense, Net. Other operating expense, net was an expense of $441 thousand in 2017 compared with expense of $401 thousand in 2016.

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

Interest Expense. Interest expense increased $347 thousand in 2017 principally due to higher rates than a year ago.

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

Table of Contents    22

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

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 29, 2018, cash provided by operations was $5.1 million. Inventories decreased $8.5 million, receivables decreased $3.8 million and accounts payable and accrued expenses decreased $4.2 million. Inventories were planned more closely in 2018 and decreased with lower demand. Receivables decreased on lower sales volume. In addition to items related to the general operating expenses, accounts payable and accrued expenses includes a liability of $1.5 million for settlement of a class action lawsuit and severances related to the Profit Improvement Plan.

Capital asset acquisitions for the year ended December 29, 2018 were $4.1 million. In 2018 proceeds from sale of equipment totaled $1.9 million, primarily related to assets in our plants that were closed as part of our Profit Improvement Plan. Approximately $389 thousand of equipment was acquired under capital leases and accounts payable. Depreciation and amortization for the year ended December 29, 2018 were $12.7 million. We expect capital expenditures to be approximately $6.0 million in 2019 while depreciation and amortization is expected to be approximately $13.0 million. Planned capital expenditures in 2019 are primarily for new equipment.

During the year ended December 29, 2018, cash used in financing activities was $2.9 million. We had borrowings of $1.5 million on the revolving credit facility and $3.3 million on notes payables and payments of $10.4 million on notes payable and lease obligations.

We believe our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements under current operating conditions. As of December 29, 2018, the unused borrowing availability under our revolving credit facility was $31.9 million. Our revolving credit facility requires us to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability is less than $16.5 million. As of the date hereof, our fixed coverage ratio was less than 1.1 to 1.0, accordingly the unused availability accessible by us was $15.4 million (the amount above $16.5 million) at December 29, 2018. Significant additional cash expenditures above our normal liquidity requirements, significant deterioration in economic conditions or continued operating losses could affect our business and require supplemental financing or other funding sources. There can be no assurance that such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us. See Note 23 to our Consolidated Financial Statements for additional information regarding liquidity and capital resources.

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

At our election, advances of the revolving credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2 or 3 month periods, as selected by us, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate plus 1.00%, plus an applicable margin ranging between 0.50% and 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. As of December 29, 2018, the applicable margin on our revolving credit facility was 1.75%. We pay an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.375% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 4.58% at December 29, 2018 and 4.12% at December 30, 2017.

The revolving credit facility includes certain affirmative and negative covenants that impose restrictions on our financial and business operations. The revolving credit facility restricts our borrowing availability if our fixed charge coverage ratio is less than 1.1 to 1.0. During any period that our fixed charge coverage ratio is less than 1.1 to 1.0, our borrowing availability is reduced by $16.5 million. As of December 29, 2018, the unused borrowing availability under the revolving credit facility was $31.9 million; however, since our fixed charge coverage ratio was less than 1.1 to 1.0, the unused availability accessible by us was $15.4 million (the amount above $16.5 million) at December 29, 2018.

Table of Contents    23

Notes Payable - Buildings. On November 7, 2014, we entered into a ten-year $8.3 million note payable to purchase a previously leased distribution center in Adairsville, Georgia. The note payable is scheduled to mature on November 7, 2024 and is secured by the distribution center. The note payable bears interest at a variable rate equal to one-month LIBOR plus 2.0% and is payable in equal monthly installments of principal of $35 thousand, plus interest calculated on the declining balance of the note, with a final payment of $4.2 million due on maturity. In addition, we entered into an interest rate swap with an amortizing notional amount effective November 7, 2014 which effectively fixes the interest rate at 4.50%.

On January 23, 2015, we entered into a ten-year $6.3 million note payable to finance an owned facility in Saraland, Alabama. The note payable is scheduled to mature on January 7, 2025 and is secured by the facility. The note payable bears interest at a variable rate equal to one-month LIBOR plus 2.0% and is payable in equal monthly installments of principal of $26 thousand, plus interest calculated on the declining balance of the note, with a final payment of $3.1 million due on maturity. In addition, we entered into a forward interest rate swap with an amortizing notional amount effective January 7, 2017 which effectively fixes the interest rate at 4.30%.

Acquisition Note Payable - Development Authority of Gordon County. On November 2, 2012, we signed a 6.00% seller-financed note of $5.5 million with Lineage PCR, Inc. (“Lineage”) related to the acquisition of the continuous carpet dyeing facility in Calhoun, Georgia. Effective December 28, 2012, through a series of agreements between us, the Development Authority of Gordon County, Georgia (the “Authority”) and Lineage, obligations with identical payment terms as the original note to Lineage were now payment obligations to the Authority. These transactions were consummated in order to provide a tax abatement to us related to the real estate and equipment at this facility. The tax abatement plan provided for abatement for certain components of the real and personal property taxes for up to ten years. At any time, we have the option to pay off the obligation, plus a nominal amount. The debt to the Authority bore interest at 6.00% and was payable in equal monthly installments of principal and interest of $106 thousand over 57 months. The note matured on November 2, 2017 and the final installment was paid at that time.

Acquisition Note Payable - Robertex. On July 1, 2013, we signed a 4.50% seller-financed note of $4.0 million, which was recorded at a fair value of $3.7 million, with Robert P. Rothman related to the acquisition of Robertex Associates, LLC ("Robertex") in Calhoun, Georgia. The note was payable in five annual installments of principal of $800 thousand plus interest. The note matured on June 30, 2018.

Notes Payable - Equipment and Other. Our equipment financing notes have terms ranging from 1 to 7 years, bear interest ranging from 1.00% to 7.68% and are due in monthly installments through their maturity dates. Our equipment financing notes are secured by the specific equipment financed and do not contain any financial covenants.

Capital Lease Obligations. Our capitalized lease obligations have terms ranging from 3 to 7 years, bear interest ranging from 3.55% to 7.76% and are due in monthly or quarterly installments through their maturity dates. Our capital lease obligations are secured by the specific equipment leased. (See Note 10 to our Consolidated Financial Statements).

Table of Contents    24

Contractual Obligations

The following table summarizes our future minimum payments under contractual obligations as of December 29, 2018

	Payments Due By Period
	(dollars in millions)
	2019	2020	2021	2022	2023	Thereafter	Total
Debt	$3.8	$1.9	$101.0	$1.0	$0.7	$8.0	116.4
Interest - debt (1)	0.6	0.5	0.5	0.4	0.4	0.3	2.7
Capital leases	4.0	3.8	3.2	0.9	0.2	—	12.1
Interest - capital leases	0.6	0.4	0.2	—	—	—	1.2
Operating leases	3.0	2.5	2.1	1.7	0.9	3.2	13.4
Purchase commitments	2.7	—	—	—	—	—	2.7
Totals	14.7	9.1	107.0	4.0	2.2	11.5	148.5

(1) Interest rates used for variable rate debt were those in effect at December 29, 2018.

Stock-Based Awards

We recognize compensation expense related to share-based stock awards based on the fair value of the equity instrument over the period of vesting for the individual stock awards that were granted. At December 29, 2018, the total unrecognized compensation expense related to unvested restricted stock awards was $1.5 million with a weighted-average vesting period of 7.7 years. At December 29, 2018, the total unrecognized compensation expense related to Directors' Stock Performance Units was $24 thousand with a weighted-average vesting period of 0.3 years. At December 29, 2018, the total unrecognized compensation expense related to unvested stock options was $72 thousand with a weighted-average vesting period of 0.4 years.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at December 29, 2018 or December 30, 2017.

Income Tax Considerations

In the tax year ended December 29, 2018 we increased our valuation allowances by $4 million related to our net deferred tax asset and specific state net operating loss and state credit carryforwards.

During 2019 and 2020, we do not anticipate any cash outlays for income taxes to exceed $100 thousand. This is due to tax loss carryforwards and tax credit carryforwards that will be used to offset taxable income. At December 29, 2018, we were in a net deferred tax liability position of $568 thousand.

Discontinued Operations - Environmental Contingencies

We have reserves for environmental obligations established at five previously owned sites that were associated with our discontinued textile businesses. We have a reserve of $1.7 million for environmental liabilities at these sites as of December 29, 2018. The liability established represents our best estimate of loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from our estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

Fair Value of Financial Instruments

At December 29, 2018, we had no liabilities measured at fair value that fall under a level 3 classification in the hierarchy (those subject to significant management judgment or estimation).

Certain Related Party Transactions

We are a party to a five-year lease with the seller of Atlas Carpet Mills, Inc. to lease three manufacturing facilities as part of the acquisition in 2014. The lessor is controlled by an associate of ours. Rent paid to the lessor during 2018, 2017, and 2016 was $1,003, $978, and $793, respectively. The lease was based on current market values for similar facilities.

We purchase a portion of our product needs in the form of fiber, yarn and carpet from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of ours. An affiliate of Mr. Shaw holds approximately 7.2% of our Common Stock,

Table of Contents    25

which represents approximately 3.5% of the total vote of all classes of our Common Stock. Engineered Floors is one of several suppliers of such materials to us. Total purchases from Engineered Floors for 2018, 2017 and 2016 were approximately $8,200, $7,200 and $7,300, respectively; or approximately 2.6%, 2.3%, and 2.4% of our cost of goods sold in 2018, 2017, and 2016, respectively. Purchases from Engineered Floors are based on market value, negotiated prices. We have no contractual commitments with Mr. Shaw associated with our business relationship with Engineered Floors. Transactions with Engineered Floors are reviewed annually by our board of directors.

We are a party to a ten-year lease with the Rothman Family Partnership to lease a manufacturing facility as part of the Robertex acquisition in 2013. The lessor is controlled by an associate of ours. Rent paid to the lessor during 2018, 2017, and 2016 was $278, $273, and $267, respectively. The lease was based on current market values for similar facilities. In addition, we have a note payable to Robert P. Rothman related to the acquisition of Robertex Inc. (See Note 10 to our Consolidated Financial Statements).

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires lessees to recognize on the balance sheet right-of-use assets, representing the right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. We have completed the process of identifying our population of leases and we have identified and implemented internal procedures and controls to properly disclose and report our results beginning with our quarterly report on Form 10-Q for the quarter ending March 30, 2019. With the adoption of the new lease standard, for operating leases we will recognize right of use assets of approximately $10.3 million and a corresponding lease liability of the same amount at the beginning of fiscal year 2019.
See Note 2 to our Consolidated Financial Statements of this Form 10-K for a discussion of the standard described above and other new accounting pronouncements which is incorporated herein by reference.

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

•
Revenue recognition. The Company derives its revenues primarily from the sale of floorcovering products and processing services. Revenues are recognized when control of these products or services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products and services. Sales, value add, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Shipping and handling fees charged to customers are reported within revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The Company does not have any significant financing components as payment is received at or shortly after the point of sale. The Company determined revenue recognition through the following steps:

▪	Identification of the contract with a customer

▪	Identification of the performance obligations in the contract

▪	Determination of the transaction price

▪	Allocation of the transaction price to the performance obligations in the contract

▪	Recognition of revenue when, or as, the performance obligation is satisfied

•
Variable Consideration. The nature of the Company’s business gives rise to variable consideration, including rebates, allowances, and returns that generally decrease the transaction price, which reduces revenue. These variable amounts are generally credited to the customer, based on achieving certain levels of sales activity, product returns, or price concessions.

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

Table of Contents    26

•
Customer claims and product warranties. The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products for a period of up to two years. The Company accrues for estimated future assurance warranty costs in the period in which the sale is recorded. The costs are included in Cost of Sales in the Consolidated Condensed Statements of Operations and the product warranty reserve is included in accrued expenses in the Consolidated Condensed Balance Sheets. The Company calculates its accrual using the portfolio approach based upon historical experience and known trends. The Company does not provide an additional service-type warranty.

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

•
Goodwill. Goodwill is tested annually for impairment during the fourth quarter or earlier if significant events or substantive changes in circumstances occur that may indicate that goodwill may not be recoverable. The goodwill impairment tests are based on determining the fair value of the specified reporting units based on management judgments and assumptions using the discounted cash flows and comparable company market valuation approaches. We have identified our reporting unit as our floorcovering business for the purposes of allocating goodwill and assessing impairments. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about sales growth rates, operating margins, the weighted average cost of capital (“WACC”), synergies from the viewpoint of a market participant and comparable company market multiples. When developing these key judgments and assumptions, we consider economic, operational and market conditions that could impact the fair value of the reporting unit. However, estimates are inherently uncertain and represent only management’s reasonable expectations regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. We performed our annual assessment of goodwill in the fourth quarter of 2018 and an impairment was indicated. In accordance with the results of our testing, the goodwill was considered impaired and the asset was removed and a corresponding expense was recorded for asset impairment on the Consolidated Statements of Operations. (See Note 7 to our Consolidated Financial Statements)

•
Self-insured accruals. We estimate costs required to settle claims related to our self-insured medical, dental and workers' compensation plans. These estimates include costs to settle known claims, as well as incurred and unreported claims. The estimated costs of known and unreported claims are based on historical experience. Actual results could differ from assumptions used to estimate these accruals.

•
Income taxes. Our effective tax rate is based on income, statutory tax rates and tax planning opportunities available in the jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in a future period. We evaluate the recoverability of these future tax benefits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely on estimates, including business forecasts and other projections of financial results over an extended period of time. In the event that we are not able to realize all or a portion of our deferred tax assets in the future, a valuation allowance is provided. We recognize such amounts through a charge to income in the period in which that determination is made or when tax law changes are enacted. We had valuation allowances of $17.0 million at December 29, 2018 and $13.0 million at December 30, 2017. On December 22, 2017, the President signed the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Consequently, we wrote down our net deferred tax assets as of December 30, 2017 by $8.2 million to reflect the estimated impact of the Tax Act. This amount included a charge of $1.8 million related to the re-measurement of certain net deferred tax assets using the lower U.S. corporate income tax rate and a charge of $6.4 million to increase our valuation allowance related to our net deferred tax asset. The majority of the increase in the valuation allowance is related to the revised treatment of net operating losses under the Tax Act. Pursuant to Staff Accounting Bulletin No. 118, we have completed our analysis and all adjustments have been included in income from continuing operations as an adjustment to income tax expense. At December 29, 2018, we were in a net deferred tax liability position of $568 thousand. For further information regarding our valuation allowances, see Note 14 to our Consolidated Financial Statements.

•
Loss contingencies. We routinely assess our exposure related to legal matters, environmental matters, product liabilities or any other claims against our assets that may arise in the normal course of business. If we determine that it is probable

Table of Contents    27

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

At December 29, 2018, $49,220, or approximately 38% of our total debt, was subject to floating interest rates. A one-hundred basis point fluctuation in the variable interest rates applicable to this floating rate debt would have an annual pre-tax impact of approximately $492.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary financial information required by ITEM 302 of Regulation S-K is included in PART II, ITEM 5 of this report and the Financial Statements are included in a separate section of this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 29, 2018, the date of the financial statements included in this Form 10-K (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Our management report on internal control over financial reporting is contained in Item 15(a)(1) of this report.

Item 9B.	OTHER INFORMATION

None.

Table of Contents    28

PART III.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled "Information about Nominees for Director" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 1, 2019 are incorporated herein by reference. Information regarding the executive officers of the registrant is presented in PART I of this report.

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

Audit Committee

We have a standing audit committee.  At December 29, 2018, members of our audit committee are Michael L. Owens, Chairman, William F. Blue, Jr., Charles E. Brock, Walter W. Hubbard, Lowry F. Kline, and Hilda W. Murray.

Item 11.	EXECUTIVE COMPENSATION

The sections entitled "Compensation Discussion and Analysis", "Executive Compensation Information" and "Director Compensation" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 1, 2019 are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled "Principal Shareholders", as well as the beneficial ownership table (and accompanying notes), in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 1, 2019 are incorporated herein by reference.

Equity Compensation Plan Information as of December 29, 2018

The following table sets forth information as to our equity compensation plans as of the end of the 2018 fiscal year:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of the outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans approved by security holders	421,821	(1)	$4.90	(2)	217,686

(1)
Includes the options to purchase 103,500 shares and 195,000 shares of Common Stock under our 2006 Stock Awards Plan and 2016 Stock Awards Plan, respectively, and 123,321 Performance Units issued under the 2016 Stock Awards Plan, each unit being equivalent to one share of Common Stock. Does not include shares of Common Stock issued but not vested pursuant to outstanding restricted stock awards.

(2)
Includes the aggregate weighted-average of (i) the exercise price per share for outstanding options to purchase 103,500 shares and 195,000 shares of Common Stock under our 2006 Stock Awards Plan and 2016 Stock Awards Plan, respectively, and (ii) the price per share of the Common Stock on the grant date for each of 123,321 Performance Units issued under the 2016 Stock Awards Plan (each unit equivalent to one share of Common Stock).

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section entitled "Certain Transactions Between the Company and Directors and Officers" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 1, 2019 is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled "Audit Fees Discussion" in the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held May 1, 2019 is incorporated herein by reference.

Table of Contents    29

PART IV.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements - The response to this portion of Item 15 is submitted as a separate section of this report.
(2) Financial Statement Schedules - The response to this portion of Item 15 is submitted as a separate section of this report.
(3) Exhibits - Please refer to the Exhibit Index which is attached hereto.

(b)	Exhibits - The response to this portion of Item 15 is submitted as a separate section of this report. See Item 15(a)(3) above.

(c)	Financial Statement Schedules - The response to this portion of Item 15 is submitted as a separate section of this report. See Item 15(a)(2).

Item 16. FORM 10-K SUMMARY

None.

Table of Contents    30

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2019	The Dixie Group, Inc.

/s/ DANIEL K. FRIERSON
By: Daniel K. Frierson
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DANIEL K. FRIERSON	Chairman of the Board, Director and Chief Executive Officer	March 8, 2019
Daniel K. Frierson

/s/ JON A. FAULKNER	Vice President, Chief Financial Officer	March 8, 2019
Jon A. Faulkner

/s/ ALLEN L. DANZEY	Chief Accounting Officer	March 8, 2019
Allen L. Danzey

/s/ D. KENNEDY FRIERSON, JR.	Vice President, Chief Operating Officer and Director	March 8, 2019
D. Kennedy Frierson, Jr.

/s/ WILLIAM F. BLUE, JR.	Director	March 8, 2019
William F. Blue, Jr.

/s/ CHARLES E. BROCK	Director	March 8, 2019
Charles E. Brock

/s/ WALTER W. HUBBARD	Director	March 8, 2019
Walter W. Hubbard

/s/ LOWRY F. KLINE	Director	March 8, 2019
Lowry F. Kline

/s/ HILDA S. MURRAY	Director	March 8, 2019
Hilda S. Murray

/s/ MICHAEL L. OWENS	Director	March 8, 2019
Michael L. Owens

Table of Contents    31

ANNUAL REPORT ON FORM 10-K

ITEM 8 AND ITEM 15(a)(1) AND ITEM 15(a)(2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULES

YEAR ENDED DECEMBER 29, 2018

THE DIXIE GROUP, INC.

DALTON, GEORGIA

Table of Contents    32

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

Table of Contents    33

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

Management, including our principal executive officer and principal financial officer, has used the criteria set forth in the report entitled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to evaluate the effectiveness of its internal control over financial reporting. Management has concluded that its internal control over financial reporting was effective as of December 29, 2018, based on those criteria.

/s/ Daniel K. Frierson
Chairman of the Board and
Chief Executive Officer

/s/ Jon A. Faulkner
Chief Financial Officer

Table of Contents    34

Report of Independent Registered Public Accounting Firm
The Shareholders and the Board of Directors of The Dixie Group, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Dixie Group, Inc. (the "Company") as of December 29, 2018 and December 30, 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2018, and the related notes and schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2018, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ Dixon Hughes Goodman LLP
We have served as the Company's auditor since 2013.
Atlanta, Georgia
March 8, 2019

Table of Contents    35

THE DIXIE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 29, 2018	December 30, 2017
ASSETS		(As Adjusted)
CURRENT ASSETS
Cash and cash equivalents	$18	$19
Receivables, net	42,542	46,480
Inventories, net	105,195	113,657
Prepaid expenses	5,204	4,669
TOTAL CURRENT ASSETS	152,959	164,825

PROPERTY, PLANT AND EQUIPMENT, NET	84,111	93,785
GOODWILL AND OTHER INTANGIBLES	—	5,850
OTHER ASSETS	15,708	19,447
TOTAL ASSETS	$252,778	$283,907

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$17,779	$18,541
Accrued expenses	30,852	31,360
Current portion of long-term debt	7,794	9,811
TOTAL CURRENT LIABILITIES	56,425	59,712

LONG-TERM DEBT	120,251	123,446
OTHER LONG-TERM LIABILITIES	17,118	21,486
TOTAL LIABILITIES	193,794	204,644

COMMITMENTS AND CONTINGENCIES (See Note 18)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 15,522,588 shares for 2018 and 15,279,812 shares for 2017	46,568	45,839
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 839,304 shares for 2018 and 861,499 shares for 2017	2,518	2,584
Additional paid-in capital	156,390	157,139
Accumulated deficit	(146,384)	(125,000)
Accumulated other comprehensive income (loss)	(108)	(1,299)
TOTAL STOCKHOLDERS' EQUITY	58,984	79,263
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$252,778	$283,907

See accompanying notes to the consolidated financial statements.

Table of Contents    36

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
		(As Adjusted)	(As Adjusted)
NET SALES	$405,033	$412,462	$397,453
Cost of sales	318,042	311,249	302,028
GROSS PROFIT	86,991	101,213	95,425

Selling and administrative expenses	92,473	96,189	97,004
Other operating expense, net	458	441	401
Facility consolidation and severance expenses, net	3,167	636	1,456
Impairment of assets	6,709	—	—
OPERATING INCOME (LOSS)	(15,816)	3,947	(3,436)

Interest expense	6,491	5,739	5,392
Other expense, net	3	21	1
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(22,310)	(1,813)	(8,829)
Income tax provision (benefit)	(831)	7,509	(3,622)
LOSS FROM CONTINUING OPERATIONS	(21,479)	(9,322)	(5,207)
Income (loss) from discontinued operations, net of tax	95	(233)	(131)
Income on disposal of discontinued operations, net of tax	—	—	60
NET LOSS	$(21,384)	$(9,555)	$(5,278)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(1.36)	$(0.59)	$(0.33)
Discontinued operations	0.01	(0.01)	(0.01)
Disposal of discontinued operations	—	—	0.00
Net loss	$(1.35)	$(0.60)	$(0.34)

BASIC SHARES OUTSTANDING	15,764	15,699	15,638

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(1.36)	$(0.59)	$(0.33)
Discontinued operations	0.01	(0.01)	(0.01)
Disposal of discontinued operations	—	—	0.00
Net loss	$(1.35)	$(0.60)	$(0.34)

DILUTED SHARES OUTSTANDING	15,764	15,699	15,638

DIVIDENDS PER SHARE:
Common Stock	$—	$—	$—
Class B Common Stock	—	—	—

See accompanying notes to the consolidated financial statements.

Table of Contents    37

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
NET LOSS	$(21,384)	$(9,555)	$(5,278)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on interest rate swaps	531	180	(263)
Income taxes	—	68	(100)
Unrealized gain (loss) on interest rate swaps, net	531	112	(163)

Reclassification of loss into earnings from interest rate swaps (1)	673	1,250	1,291
Income taxes	—	475	491
Reclassification of loss into earnings from interest rate swaps, net	673	775	800

Unrecognized net actuarial gain (loss) on postretirement benefit plans	18	11	(3)
Income taxes	—	4	(1)
Unrecognized net actuarial gain (loss) on postretirement benefit plans, net	18	7	(2)

Reclassification of net actuarial gain into earnings from postretirement benefit plans (2)	(27)	(30)	(33)
Income taxes	—	(11)	(13)
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(27)	(19)	(20)

Reclassification of prior service credits into earnings from postretirement benefit plans (2)	(4)	(4)	(4)
Income taxes	—	(1)	(2)
Reclassification of prior service credits into earnings from postretirement benefit plans, net	(4)	(3)	(2)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	1,191	872	613

COMPREHENSIVE LOSS	$(20,193)	$(8,683)	$(4,665)

(1)	Amounts for cash flow hedges reclassified from accumulated other comprehensive income (loss) to net loss were included in interest expense in the Company's Consolidated Statement of Operations.

(2)
Amounts for postretirement plans reclassified from accumulated other comprehensive income (loss) to net loss were included in selling and administrative expenses in the Company's Consolidated Statement of Operations.

See accompanying notes to the consolidated financial statements.

Table of Contents    38

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(21,479)	$(9,322)	$(5,207)
Income (loss) from discontinued operations	95	(233)	(131)
Income on disposal of discontinued operations	—	—	60
Net loss	(21,384)	(9,555)	(5,278)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	12,653	12,947	13,515
Provision (benefit) for deferred income taxes	(537)	8,181	(3,260)
Net loss (gain) on property, plant and equipment disposals	(1,047)	170	725
Impairment of assets	1,164	—	—
Impairment of goodwill and intangibles	5,545	—	—
Stock-based compensation (credit) expense	(29)	940	1,324
Excess tax benefits from stock-based compensation	—	—	(3)
Bad debt expense	163	70	38
Changes in operating assets and liabilities:
Receivables	3,775	(2,945)	7,163
Inventories	8,462	(16,420)	17,909
Other current assets	(535)	776	(1,014)
Accounts payable and accrued expenses	(4,198)	(3,161)	(6,827)
Other operating assets and liabilities	1,073	(609)	(371)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	5,105	(9,606)	23,921

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	1,856	—	1
Purchase of property, plant and equipment	(4,052)	(12,724)	(4,904)
NET CASH USED IN INVESTING ACTIVITIES	(2,196)	(12,724)	(4,903)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit facility	1,512	27,125	(9,986)
Payments on notes payable - buildings	(731)	(731)	(731)
Payments on notes payable related to acquisitions	(791)	(1,920)	(1,924)
Borrowings on notes payable - equipment and other	3,273	7,612	2,674
Payments on notes payable - equipment and other	(4,260)	(4,145)	(4,653)
Payments on capital leases	(4,617)	(3,921)	(3,171)
Change in outstanding checks in excess of cash	2,762	(1,695)	(932)
Repurchases of Common Stock	(58)	(116)	(152)
Excess tax benefits from stock-based compensation	—	—	3
Payments for debt issuance costs	—	—	(287)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,910)	22,209	(19,159)

DECREASE IN CASH AND CASH EQUIVALENTS	(1)	(121)	(141)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19	140	281
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$18	$19	$140

SUPPLEMENTAL CASH FLOW INFORMATION:
Equipment purchased under capital leases	223	621	169
Equipment purchased under notes payable	—	59	—
Accrued purchases of equipment	166	179	258
Shortfall of tax benefits from stock-based compensation	—	—	(192)

See accompanying notes to the consolidated financial statements.

Table of Contents    39

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands, except share data)

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 26, 2015	$45,466	$2,555	$155,734	$(110,378)	$(2,573)	$90,804
Repurchases of Common Stock - 35,815 shares	(107)	—	(45)	—	—	(152)
Restricted stock grants issued - 149,215 shares	354	93	(447)	—	—	—
Restricted stock grants forfeited - 1,314 shares	(4)	—	4	—	—	—
Class B converted into Common Stock - 12,144 shares	36	(36)	—	—	—	—
Stock-based compensation expense	—	—	1,324	—	—	1,324
Excess tax benefits from stock-based compensation	—	—	(189)	—	—	(189)
Net loss	—	—	—	(5,278)	—	(5,278)
Other comprehensive loss	—	—	—	—	613	613
Balance at December 31, 2016	45,745	2,612	156,381	(115,656)	(1,960)	87,122
Repurchases of Common Stock - 33,112 shares	(100)	—	(16)	—	—	(116)
Restricted stock grants issued - 60,000 shares	180	—	(180)	—	—	—
Restricted stock grants forfeited - 4,629 shares	(14)	—	12	—	—	(2)
Class B converted into Common Stock - 9,215 shares	28	(28)	—	—	—	—
Stock-based compensation expense	—	—	942	—	—	942
Net loss	—	—	—	(9,555)	—	(9,555)
Other comprehensive income	—	—	—	—	872	872
Reclassification of stranded tax effects	—	—	—	211	(211)	—
Balance at December 30, 2017	45,839	2,584	157,139	(125,000)	(1,299)	79,263
Common Stock issued - 39,711 shares	119	—	(119)	—	—	—
Repurchases of Common Stock - 20,226 shares	(61)	—	4	—	—	(57)
Restricted stock grants issued - 307,292 shares	677	245	(922)	—	—	—
Restricted stock grants forfeited - 106,196 shares	(25)	(292)	(621)	—	—	(938)
Class B converted into Common Stock - 6,250 shares	19	(19)	—	—	—	—
Stock-based compensation expense	—	—	909	—	—	909
Net loss	—	—	—	(21,384)	—	(21,384)
Other comprehensive income	—	—	—	—	1,191	1,191
Balance at December 29, 2018	$46,568	$2,518	$156,390	$(146,384)	$(108)	$58,984

See accompanying notes to the consolidated financial statements.

Table of Contents    40

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

Fiscal Year

The Company ends its fiscal year on the last Saturday of December. All references herein to "2018," "2017," and "2016," mean the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively. The year 2016 contained 53 weeks, all other years presented contained 52 weeks.

Reclassifications

The Company reclassified certain amounts in 2017 and 2016 to conform to the 2018 presentation (See Note 2).

Discontinued Operations

The financial statements separately report discontinued operations and the results of continuing operations (See Note 21).

Cash and Cash Equivalents

Highly liquid investments with original maturities of three months or less when purchased are reported as cash equivalents.

Market Risk

The Company sells carpet to floorcovering retailers, the interior design, architectural and specifier communities and supplies carpet yarn and carpet dyeing and finishing services to certain manufacturers. The Company's customers are located principally throughout the United States. As a percentage of net sales, one customer accounted for approximately 13% in 2018, 14% in 2017 and 10% in 2016. No other customer accounted for more than 10% of net sales in 2018, 2017, or 2016, nor did the Company make a significant amount of sales to foreign countries during 2018, 2017, or 2016.

Credit Risk

The Company grants credit to its customers with defined payment terms, performs ongoing evaluations of the credit worthiness of its customers and generally does not require collateral. Accounts receivable are carried at their outstanding principal amounts, less an anticipated amount for discounts and an allowance for doubtful accounts, which management believes is sufficient to cover potential credit losses based on historical experience and periodic evaluation of the financial condition of the Company's customers. As a percentage of customer's trade accounts receivable, one customer accounted for approximately 34% in 2018, 31% in 2017,

Table of Contents    41

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

and 28% in 2016. Notes receivable are carried at their outstanding principal amounts, less an allowance for doubtful accounts to cover potential credit losses based on the financial condition of borrowers and collateral held by the Company.

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

Advertising Costs

The Company engages in promotional and advertising programs. Expenses relating to these programs are charged to results of operations during the period of the related benefits. These arrangements do not require significant estimates of costs. Costs related to cooperative advertising programs are normally recorded as selling and administrative expenses when the Company can reasonably identify the benefit associated with the program and can reasonably estimate that the fair value of the benefit is equal to or greater than its cost. The amount of advertising and promotion expenses included in selling and administrative expenses was not significant for the years 2018, 2017 or 2016.

Warranties

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products for a period of up to two years. The Company accrues for estimated future assurance warranty costs in the period in which the sale is recorded. The costs are included in Cost of Sales in the Consolidated Condensed Statements of Operations and the product warranty reserve is included in accrued expenses in the Consolidated Condensed Balance Sheets. The Company calculates its accrual using the portfolio approach based upon historical experience and known trends. (See Note 9.) The Company does not provide an additional service-type warranty.

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

Therefore, no changes were required to its reported revenues as a result of the adoption. However, the adoption resulted in the recognition of an asset related to certain product returns by increasing the returns liability for December 30, 2017 and recognizing a corresponding asset for the estimated value of the returns from customers; this gross up had no corresponding impact on the Consolidated Condensed Statements of Operations. The Consolidated Balance Sheets as of December 30, 2017 has been adjusted to reflect retrospective application of the new accounting standard as follows:

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

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which provides clarification guidance on certain cash flow presentation issues that have developed due to diversity in practice. These issues include certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. For public entities, ASU 2016-15 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this ASU did not have a significant impact on the financial statements.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

flows. In addition, a reconciliation between the balance sheet and the statement of cash flows would be disclosed when the balance sheet includes more than one line item for cash and cash equivalents and restricted cash and cash equivalents. For public entities, ASU 2016-18 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Entities are required to apply the standard’s provisions on a retrospective basis. Since the Company has no restricted cash, the adoption of this ASU did not have an impact on the financial statements.

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
In line with the optional transition method allowed as part of the modified retrospective transition approach provided in ASU No. 2018-11, the Company has elected to not adjust comparative periods. The new standard will be applied to leases that have commenced as of the effective date, December 30, 2018, with a cumulative effect adjustment recorded as of that date. The Company has also elected to apply the package of practical expedients allowed in ASC 842-10-65-1 whereby the Company need not reassess whether any expired or existing contracts are or contain leases, the Company need not reassess the lease classification for any expired or existing leases, and the Company need not reassess initial direct costs for any existing leases.
We have completed the process of identifying our population of leases and we have identified and implemented internal procedures and controls to properly disclose and report our results beginning with our quarterly report on Form 10-Q for the quarter ending March 30, 2019.
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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This update is a part of FASB’s disclosure framework project to improve the effectiveness of disclosures in the notes to financial statements. The amendments in this update remove, modify, and add certain disclosure requirements within Topic 820. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of this update and an entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until the effective date. Certain disclosure amendments are to be applied prospectively for only the most recent interim or annual period presented, while other amendments are to be applied retrospectively to all periods presented. The company does not believe that the adoption of this ASU will have a significant impact on its financial statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.” This update is a part of FASB’s disclosure framework project to improve the effectiveness of disclosures in the notes to financial statements. The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This standard is effective for fiscal years ending after December 15, 2020 and early adoption is permitted. Upon adoption, this update is to be applied on a retrospective basis to all periods presented. The company does not believe that the adoption of this ASU will have a significant impact on its financial statements.

In October 2018, the FASB issued ASU 2018-16, “Derivatives and Hedging (Topic 815) - Inclusion of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap ("OIS") Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.” This update permits the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes. For entities that have not already adopted Update 2017-12, the amendments in this Update are required to be adopted concurrently with the amendments in Update 2017-12. The Company will adopt this standard beginning first quarter 2019 and does not believe that the adoption of this ASU will have a significant impact on its financial statements.

NOTE 3 - REVENUE

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue by end-user markets for the twelve months ended December 29, 2018, December 30, 2017, and December 31, 2016:

	2018	2017	2016
Residential floorcovering products	$289,129	$279,038	$262,892
Commercial floorcovering products	113,971	131,372	127,816
Other services	1,933	2,052	6,745
Total net sales	$405,033	$412,462	$397,453

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

Contract Balances

The Company often receives cash payments from customers in advance of the Company’s performance for limited production run orders resulting in contract liabilities. These contract liabilities are classified in accrued expenses in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue, which is typically less than a year. The net decrease or increase in the contract liabilities is primarily driven by order activity for limited runs requiring deposits offset by the recognition of revenue and application of deposit on the receivables ledger for such activity during the period. The activity in the advanced deposits for the twelve months ended December 29, 2018, December 30, 2017, and December 31, 2016 is as follows:

	2018	2017	2016
Beginning contract liability	$5,717	$8,212	$6,674
Revenue recognized from contract liabilities included in the beginning balance	(5,717)	(7,820)	(5,894)
Increases due to cash received, net of amounts recognized in revenue during the period	6,013	5,325	7,432
Ending contract liability	$6,013	$5,717	$8,212

NOTE 4 - RECEIVABLES, NET

Receivables are summarized as follows:

	2018	2017
Customers, trade	$40,121	$43,683
Other receivables	2,595	2,930
Gross receivables	42,716	46,613
Less: allowance for doubtful accounts	(174)	(133)
Receivables, net	$42,542	$46,480

Bad debt expense was $163 in 2018, $70 in 2017, and $38 in 2016.

NOTE 5 - INVENTORIES, NET

Inventories are summarized as follows:

	2018	2017
Raw materials	$36,875	$39,264
Work-in-process	20,274	24,454
Finished goods	67,085	65,172
Supplies and other	190	143
LIFO reserve	(19,229)	(15,376)
Inventories, net	$105,195	$113,657

Reduction of inventory quantities in 2018 resulted in liquidations of LIFO inventories carried at prevailing costs established in prior years and increased cost of sales by $168 in 2018.

Table of Contents    48

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	2018	2017
Land and improvements	$8,528	$7,886
Buildings and improvements	63,389	62,852
Machinery and equipment	183,900	188,971
Assets under construction	2,675	2,443
	258,492	262,152
Accumulated depreciation	(174,381)	(168,367)
Property, plant and equipment, net	$84,111	$93,785

Depreciation of property, plant and equipment, including amounts for capital leases, totaled $12,141 in 2018, $12,436 in 2017 and $12,944 in 2016.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill is $0 as of December 29, 2018 and $3,389 as of December 30, 2017. The Company performed its annual assessment of goodwill in the fourth quarters of 2018, 2017, and 2016 with no impairment indicated in 2017 and 2016. At the end of 2018, it was determined that the carrying value was greater than calculated fair value. Also at the end of 2018, the intangibles were determined to not be recoverable based on revised projections. Impairment costs incurred are classified as "impairment of assets" in the Company's Consolidated Statements of Operations.

The following table represents the details of the Company's intangible assets subject to amortization:

	2018				2017
	Gross	Accumulated Amortization	Impairment	Net	Gross	Accumulated Amortization	Net
Customer relationships	$208	$(96)	$(112)	$—	$208	$(80)	$128
Rug design coding	144	(86)	(58)	—	144	(72)	72
Trade names	3,300	(1,314)	(1,986)	—	3,300	(1,039)	2,261
Total	$3,652	$(1,496)	$(2,156)	$—	$3,652	$(1,191)	$2,461

Amortization expense for intangible assets is summarized as follows:

	2018	2017	2016
Customer relationships	$16	$16	$16
Rug design coding	14	15	14
Trade names	275	275	275
Amortization expense	$305	$306	$305

Table of Contents    49

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	2018	2017
		(As Adjusted)
Compensation and benefits (1)	$8,186	$9,276
Provision for customer rebates, claims and allowances	9,300	9,820
Advanced customer deposits	6,013	5,717
Outstanding checks in excess of cash	3,141	379
Other (2)	4,212	6,168
Accrued expenses	$30,852	$31,360

(1)	Includes a liability related to the Company's self-insured Workers' Compensation program. This program is collateralized by letters of credit in the aggregate amount of $2,328.

(2)	Includes an accrual of $1,514 for the settlement of a class action lawsuit (See Legal Proceedings section under Note 18).

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

	2018	2017
		(As Adjusted)
Product warranty reserve at beginning of period	$1,173	$1,165
Warranty liabilities accrued	2,341	2,491
Warranty liabilities settled	(2,380)	(2,931)
Changes for pre-existing warranty liabilities	(65)	448
Product warranty reserve at end of period	$1,069	$1,173

NOTE 10 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	2018	2017
Revolving credit facility	$99,219	$97,708
Notes payable - buildings	11,688	12,419
Acquisition note payable - Robertex	—	791
Notes payable - equipment and other	5,528	8,474
Capital lease obligations	12,096	14,530
Deferred financing costs, net	(486)	(665)
Total long-term debt	128,045	133,257
Less: current portion of long-term debt	7,794	9,811
Long-term debt	$120,251	$123,446

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

At the Company's election, advances of the revolving credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2 or 3 month periods, as selected by the Company, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate plus 1.00%, plus an applicable margin ranging between 0.50% and 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. As of December 29, 2018, the applicable margin on our revolving credit facility was 1.75%. The Company pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.375% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 4.58% at December 29, 2018 and 4.12% at December 30, 2017.

The revolving credit facility includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations. The revolving credit facility restricts the Company's borrowing availability if its fixed charge coverage ratio is less than 1.1 to 1.0. During any period that the fixed charge coverage ratio is less than 1.1 to 1.0, the Company's borrowing availability is reduced by $16,500. As of December 29, 2018, the unused borrowing availability under the revolving credit facility was $31,886; however, since the Company's fixed charge coverage ratio was less than 1.1 to 1.0, the unused availability accessible by the Company was $15,386 (the amount above $16,500) at December 29, 2018.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

Interest Payments and Debt Maturities

Cash paid for interest for continuing operations was $6,290 in 2018, $5,373 in 2017, and $5,088 in 2016. Maturities of long-term debt for periods following December 29, 2018 are as follows:

	Long-Term Debt	Capital Leases (See Note 18)	Total

2019	$3,841	$3,953	$7,794
2020	1,873	3,804	5,677
2021	100,957	3,157	104,114
2022	1,001	945	1,946
2023	731	237	968
Thereafter	8,032	—	8,032
Total maturities of long-term debt	$116,435	$12,096	$128,531
Deferred financing costs, net	(486)	—	(486)
Total long-term debt	$115,949	$12,096	$128,045

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

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Balance Sheets as of December 29, 2018 and December 30, 2017:

	2018	2017	Fair Value Hierarchy Level
Assets:
Interest rate swaps (1)	$36	$—	Level 2

Liabilities:
Interest rate swaps (1)	$1,008	$2,229	Level 2
Contingent consideration (2)	—	25	Level 3

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

Changes in the fair value measurements using significant unobservable inputs (Level 3) during the years ending December 29, 2018 and December 30, 2017 were as follows:

	2018	2017
Beginning balance	$25	$200
Fair value adjustments	1	(163)
Settlements	(26)	(12)
Ending balance	$—	$25

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during 2018 or 2017. If any, the Company recognizes the transfers in or transfers out at the end of the reporting period.

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	2018		2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$18	$18	$19	$19
Notes receivable, including current portion	282	282	282	282
Interest rate swaps	36	36	—	—
Financial liabilities:
Long-term debt and capital leases, including current portion	128,045	124,242	133,257	131,203
Interest rate swaps	1,008	1,008	2,229	2,229

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

The following is a summary of the Company's interest rate swaps as of December 29, 2018:

Type	Notional Amount		Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$25,000		September 1, 2016 through September 1, 2021	3.105%	1 Month LIBOR
Interest rate swap	$25,000		September 1, 2015 through September 1, 2021	3.304%	1 Month LIBOR
Interest rate swap	$6,629	(1)	November 7, 2014 through November 7, 2024	4.500%	1 Month LIBOR
Interest rate swap	$5,058	(2)	January 7, 2017 through January 7, 2025	4.300%	1 Month LIBOR
(1) Interest rate swap notional amount amortizes by $35 monthly to maturity.
(2) Interest rate swap notional amount amortizes by $26 monthly to maturity.

Table of Contents    53

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

The following table summarizes the fair values of derivative instruments included in the Company's Consolidated Balance Sheets:

	Location on Consolidated Balance Sheets	Fair Value
		2018	2017
Asset Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps - current portion	Prepaids and other current assets	$14	$—
Interest rate swaps - long-term portion	Other Assets	22	—
Total Asset Derivatives		$36	$—

Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued Expenses	$335	$842
Interest rate swaps, long-term portion	Other Long-Term Liabilities	673	1,387
Total Liability Derivatives		$1,008	$2,229

The following tables summarize the pre-tax impact of derivative instruments on the Company's financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	2018	2017	2016
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$531	$180	$(263)

	Amount of Gain or (Loss) Reclassified from AOCIL on the effective portion into Income (1)(2)
	2018	2017	2016
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(673)	$(1,250)	$(1,291)

(1)	The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's Consolidated Statements of Operations.

(2)	The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to fiscal 2018 is $322.

The amount of gain (loss) recognized in income on the ineffective portion of interest rate swaps, if any, is included in other (income) expense, net on the Company's Consolidated Statements of Operations. There was no ineffective portion for the periods presented.

NOTE 13 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers a significant portion, or approximately 85% of the Company's associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $448 in 2018, $484 in 2017 and $425 in 2016.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers those associates at one facility who are under a collective-bargaining agreement, or approximately 15% of the Company's associates. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $123 in 2018, $125 in 2017 and $71 in 2016.

Table of Contents    54

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations owed to participants under this plan were $13,943 at December 29, 2018 and $17,010 at December 30, 2017 and are included in other long-term liabilities in the Company's Consolidated Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $13,822 at December 29, 2018 and $18,232 at December 30, 2017 and is included in other assets in the Company's Consolidated Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. These union-represented employees represented approximately 15% of the Company's total employees. The risks of participating in multi-employer plans are different from single-employer plans. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If the Company chooses to stop participating in the multi-employer plan, the Company may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company's participation in the multi-employer pension plan for 2018 is provided in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number (EIN) and the three digit plan number. The most recent Pension Protection Act (PPA) zone status available in 2018 and 2017 is for the plan's year-end at 2017 and 2016, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates a plan for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented (1)	Contributions (2)			Surcharge Imposed (1)	Expiration Date of Collective-Bargaining Agreement
		2018	2017		2018	2017	2016
The Pension Plan of the National Retirement Fund	13-6130178 - 001	Red	Red	Implemented	$320	$313	$274	Yes	6/1/2019

(1) The collective-bargaining agreement requires the Company to contribute to the plan at the rate of $0.47 per compensated hour for each covered employee. The Company will make additional contributions, as mandated by law, in accordance with the fund's 2010 Rehabilitation Plan which required a surcharge equal to $0.03 per hour (from $0.47 to $0.50) effective June 1, 2014 to May 31, 2015, a surcharge equal to $0.03 per hour (from $0.50 to $0.53) effective June 1, 2015 to May 31, 2016, a surcharge equal to $0.02 per hour (from $0.53 to $0.55) effective June 1, 2016 to May 31, 2017, a surcharge equal to $0.03 per hour (from $0.55 to $0.58) effective June 1, 2017 to May 31, 2018, and a surcharge equal to $0.02 per hour (from $0.58 to $0.60) effective June 1, 2018 to May 31, 2019. Based upon current employment and benefit levels, the Company's contributions to the multi-employer pension plan are expected to be approximately $323 for 2019.
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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

Information about the benefit obligation and funded status of the Company's postretirement benefit plan is summarized as follows:

	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$325	$314
Service cost	8	7
Interest cost	17	16
Actuarial (gain) loss	(18)	(11)
Benefits paid	(1)	(1)
Benefit obligation at end of year	331	325

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	1	1
Benefits paid	(1)	(1)
Fair value of plan assets at end of year	—	—

Unfunded amount	$(331)	$(325)

The balance sheet classification of the Company's liability for the postretirement benefit plan is summarized as follows:

	2018	2017
Accrued expenses	$15	$14
Other long-term liabilities	316	311
Total liability	$331	$325

Benefits expected to be paid on behalf of associates for the postretirement benefit plan during the period 2019 through 2028 are summarized as follows:

Years	Postretirement Plan
2019	$15
2020	14
2021	14
2022	14
2023	14
2024 - 2028	73

Assumptions used to determine the benefit obligation of the Company's postretirement benefit plan are summarized as follows:

	2018	2017
Weighted-average assumptions as of year-end:
Discount rate (benefit obligation)	4.00%	4.00%

Table of Contents    56

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

Components of net periodic benefit cost (credit) for the postretirement plan are summarized as follows:

	2018	2017	2016
Service cost	$8	$7	$7
Interest cost	17	16	15
Amortization of prior service credits	(4)	(4)	(4)
Recognized net actuarial gains	(28)	(30)	(33)
Net periodic benefit cost (credit)	$(7)	$(11)	$(15)

Pre-tax amounts included in AOCIL for the Company's postretirement benefit plan at 2018 are summarized as follows:

	Postretirement Benefit Plan
	Balance at 2018	2019 Expected Amortization
Prior service credits	$(3)	$(4)
Unrecognized actuarial gains	(372)	(27)
Totals	$(375)	$(31)

NOTE 14 - INCOME TAXES

The provision (benefit) for income taxes on income (loss) from continuing operations consists of the following:

	2018	2017	2016
Current
Federal	$(178)	$278	$(396)
State	(116)	(950)	34
Total current	(294)	(672)	(362)

Deferred
Federal	(434)	7,535	(3,003)
State	(103)	646	(257)
Total deferred	(537)	8,181	(3,260)
Income tax provision (benefit)	$(831)	$7,509	$(3,622)

Table of Contents    57

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

Differences between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before taxes are summarized as follows:

	2018	2017	2016
Federal statutory rate	21%	35%	35%
Statutory rate applied to income (loss) from continuing operations before taxes	$(4,685)	$(635)	$(3,090)
Plus state income taxes, net of federal tax effect	(173)	(198)	(145)
Total statutory provision (benefit)	(4,858)	(833)	(3,235)
Effect of differences:
Nondeductible meals and entertainment	90	161	148
Executive compensation limitation	258	—	—
Federal tax credits	(286)	(200)	(395)
Reserve for uncertain tax positions	27	8	31
Goodwill	—	—	(13)
Change in valuation allowance	3,990	6,470	106
Tax reform	—	1,749	—
Stock-based compensation	82	146	—
Other items	(134)	8	(264)
Income tax provision (benefit)	$(831)	$7,509	$(3,622)

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

The income tax benefit for the twelve months ended December 29, 2018 was $831. During the fourth quarter of 2017, the Company recorded a full valuation allowance against the deferred tax assets resulting in only refundable credits and a small amount of state taxes being recognized in the tax benefit for 2018. The Company is in a net deferred tax liability position of $568 and $1,105 at December 29, 2018 and December 30, 2017 respectively. These amounts are included in other long-term liabilities in the Company's Consolidated Balance Sheets.

The income tax expense for 2017 was $7,509, which included a charge of $1,749 related to the re-measurement of certain net deferred tax assets using the lower U.S. corporate income tax rate and a charge of $6,420 to increase our valuation allowance related to our net deferred tax asset. The majority of the increase in the valuation allowance is related to the revised treatment of net operating losses under the Tax Act. Absent the impact of the Tax Act, our effective income tax benefit rate for 2017 would have been 36.4%.

In 2016, the Company increased valuation allowances by $106 related to state income tax loss carryforwards and state income tax credit carryforwards to reflect the estimated amount of deferred tax assets that may not be realized during the carryforward periods.

Income tax payments, net of (income tax refunds) received for continuing and discontinued operations were $20 in 2018, $44 in 2017 and $(190) in 2016.

Table of Contents    58

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

Significant components of the Company's deferred tax assets and liabilities are as follows:

	2018	2017
Deferred tax assets:
Inventories	$4,128	$3,146
Retirement benefits	1,718	2,200
State net operating losses	4,142	4,196
Federal net operating losses	4,560	3,204
State tax credit carryforwards	1,688	1,963
Federal tax credit carryforwards	3,721	3,365
Allowances for bad debts, claims and discounts	2,199	2,373
Other	5,646	3,649
Total deferred tax assets	27,802	24,096
Valuation allowance	(16,993)	(12,994)
Net deferred tax assets	10,809	11,102

Deferred tax liabilities:
Property, plant and equipment	11,377	12,207
Total deferred tax liabilities	11,377	12,207

Net deferred tax liability	$(568)	$(1,105)

At December 29, 2018, $4,560 of deferred tax assets related to approximately $21,712 of federal net operating loss carryforwards and $4,142 of deferred tax assets related to approximately $76,797 of state net operating loss carryforwards. In addition, $3,721 of federal tax credit carryforwards and $1,688 of state tax credit carryforwards were available to the Company. The federal net operating loss carryforwards and the federal tax credit carryforwards originating prior to 2018 will expire between 2029 and 2039. The state net operating loss carryforwards and the state tax credit carryforwards will expire between 2018 and 2039. A valuation allowance of $16,993 is recorded to reflect the estimated amount of deferred tax assets that may not be realized during the carryforward periods. At December 29, 2018, the Company is in a net deferred tax liability position of $568 which is included in other liabilities in the Company's Consolidated Balance Sheets.

Tax Uncertainties

Unrecognized tax benefits were $441 at December 29, 2018, $414 at December 30, 2017 and $406 at December 31, 2016. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of December 29, 2018, December 30, 2017, or December 31, 2016.

The following is a summary of the change in the Company's unrecognized tax benefits:

	2018	2017	2016
Balance at beginning of year	$414	$406	$375
Additions based on tax positions taken during a current period	27	8	31
Reductions related to settlement of tax matters	—	—	—
Balance at end of year	$441	$414	$406

The Company and its subsidiaries are subject to United States federal income taxes, as well as income taxes in a number of state jurisdictions. The tax years subsequent to 2014 remain open to examination for federal income taxes. The majority of state jurisdictions remain open for tax years subsequent to 2014. A few state jurisdictions remain open to examination for tax years subsequent to 2013.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	2018	2017	2016
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(21,479)	$(9,322)	$(5,207)
Less: Allocation of earnings to participating securities	—	—	—
Income (loss) from continuing operations available to common shareholders - basic	$(21,479)	$(9,322)	$(5,207)
Basic weighted-average shares outstanding (1)	15,764	15,699	15,638
Basic earnings (loss) per share - continuing operations	$(1.36)	$(0.59)	$(0.33)

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to common shareholders - basic	$(21,479)	$(9,322)	$(5,207)
Add: Undistributed earnings reallocated to unvested shareholders	—	—	—
Income (loss) from continuing operations available to common shareholders - basic	$(21,479)	$(9,322)	$(5,207)
Basic weighted-average shares outstanding (1)	15,764	15,699	15,638
Effect of dilutive securities:
Stock options (2)	—	—	—
Directors' stock performance units (2)	—	—	—
Diluted weighted-average shares outstanding (1)(2)	15,764	15,699	15,638
Diluted earnings (loss) per share - continuing operations	$(1.36)	$(0.59)	$(0.33)

(1)	Includes Common and Class B Common shares, excluding 570 unvested participating securities, in thousands.

(2)
Shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded to the extent they are anti-dilutive. Aggregate shares excluded were 422 in 2018, 448 in 2017 and 220 in 2016.

NOTE 16 - STOCK PLANS AND STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Statements of Operations. The number of shares to be issued is determined by dividing the specified dollar value of the award by the market value per share on the grant date. The Company's stock compensation expense (credit) was $(29) in 2018, $940 in 2017 and $1,324 in 2016. The credit in 2018 is related to the reversal of stock compensation that did not vest.

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

On March 12, 2018, the Company granted 297,292 shares of restricted stock to certain key employees. The grant-date fair value of the awards was $832, or $2.80 per share, and will be recognized as stock compensation expense over a weighted-average period of 6.1 years from the date the awards were granted. Each award is subject to a continued service condition. The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

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

On March 10, 2017, the Company granted 40,000 shares of restricted stock to certain key employees. The grant-date fair value of the awards was $140, or $3.50 per share, and will be recognized as stock compensation expense over a three-year vesting period from the date the awards were granted. Each award is subject to a continued service condition. The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

Restricted stock activity for the three years ended December 29, 2018 is summarized as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 26, 2015	416,795	$8.90
Granted	149,215	4.36
Vested	(107,318)	8.88
Forfeited	(1,314)	15.68
Outstanding at December 31, 2016	457,378	7.41
Granted	60,000	3.70
Vested	(78,908)	8.79
Forfeited	(4,629)	5.96
Outstanding at December 30, 2017	433,841	6.66
Granted	307,292	2.77
Vested	(64,939)	6.58
Forfeited	(106,196)	9.51
Outstanding at December 29, 2018	569,998	$4.04

As of December 29, 2018, unrecognized compensation cost related to unvested restricted stock was $1,458. That cost is expected to be recognized over a weighted-average period of 7.7 years. The total fair value of shares vested was approximately $173, $276 and $456 during 2018, 2017 and 2016, respectively.

Stock Performance Units

The Company's non-employee directors receive an annual retainer of $18 in cash and $18 in value of Stock Performance Units (subject to a $5.00 minimum per unit). If market value at the date of the grants is above $5.00 per share; there is no reduction in the number of units issued. However, if the market value at the date of the grants is below $5.00, units will be reduced to reflect the $5.00 per share minimum. Upon retirement, the Company issues the number of shares of Common Stock equivalent to the number of Stock Performance Units held by non-employee directors at that time. As of December 29, 2018, 123,321 Stock Performance Units were outstanding under this plan. As of December 29, 2018, unrecognized compensation cost related to Stock Performance Units was $24. That cost is expected to be recognized over a weighted-average period of 0.3 years.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

The following weighted-average assumptions were used to estimate the fair value of stock options granted during the year ended December 29, 2018:

	2018 (1)	2017	2016 (1)
Expected Volatility	—%	47.80%	—%
Risk-free interest rate	—%	1.79%	—%
Dividend yield	—%	—%	—%
Expected life of options (yrs)	0	5	0

(1) No options were granted during the years ended December 29, 2018 and December 31, 2016.

Option activity for the three years ended December 29, 2018 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Fair Value of Options Granted During the Year
Outstanding at December 26, 2015	103,500	$5.00		$—
Granted	—	—		—
Exercised	—	—		—
Forfeited	—	—		—
Outstanding at December 31, 2016	103,500	5.00		—
Granted	203,000	4.30		1.51
Exercised	—	—		—
Forfeited	—	—		—
Outstanding at December 30, 2017	306,500	4.54		—
Granted	—	—		—
Exercised	—	—		—
Forfeited	(8,000)	4.17		—
Outstanding at December 29, 2018	298,500	4.55	2.5	$—

Options exercisable at:
December 31, 2016	103,500	$5.00		—
December 30, 2017	103,500	5.00		—
December 29, 2018	103,500	5.00	0.8	—

At December 29, 2018, there was no intrinsic value of outstanding stock options and no intrinsic value of exercisable stock options. The intrinsic value of stock options exercised during 2018, 2017 and 2016 was $0, $0 and $0, respectively. At December 29, 2018, unrecognized compensation expense related to unvested stock options was $72 and is expected to be recognized over a weighted-average period of 0.4 years.

Table of Contents    63

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 26, 2015	(2,853)	280	(2,573)
Unrealized loss on interest rate swaps, net of tax of $100	(163)	—	(163)
Reclassification of loss into earnings from interest rate swaps, net of tax of $491	800	—	800
Unrecognized net actuarial loss on postretirement benefit plans, net of tax of $1	—	(2)	(2)
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $13	—	(20)	(20)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $2	—	(2)	(2)
Balance at December 31, 2016	(2,216)	256	(1,960)
Unrealized gain on interest rate swaps, net of tax of $68	112	—	112
Reclassification of loss into earnings from interest rate swaps, net of tax of $475	775	—	775
Unrecognized net actuarial gain on postretirement benefit plans, net of tax of $4	—	7	7
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $11	—	(19)	(19)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $1	—	(3)	(3)
Reclassification of stranded tax effects	(258)	47	(211)
Balance at December 30, 2017	(1,587)	288	(1,299)
Unrealized gain on interest rate swaps, net of tax of $0	531	—	531
Reclassification of loss into earnings from interest rate swaps, net of tax of $0	673	—	673
Unrecognized net actuarial gain on postretirement benefit plans, net of tax of $0	—	18	18
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $0	—	(27)	(27)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $0	—	(4)	(4)
Balance at December 29, 2018	$(383)	$275	$(108)

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Commitments

The Company had purchase commitments of $2,730 at December 29, 2018, primarily related to machinery and equipment. The Company enters into fixed-price contracts with suppliers to purchase natural gas to support certain manufacturing processes. The Company had contract purchases of $428 in 2018, $640 in 2017 and $855 in 2016. At December 29, 2018, the Company has commitments to purchase natural gas of $252 for 2019 and $72 for 2020.

Table of Contents    64

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

The Company leases certain equipment under capital leases and certain buildings, machinery and equipment under operating leases. Commitments for minimum rentals under non-cancelable leases, including any applicable rent escalation clauses, are as follows:

	Capital Leases	Operating Leases
2019	$4,590	$3,002
2020	4,205	2,533
2021	3,333	2,121
2022	989	1,667
2023	244	882
Thereafter	—	3,155
Total commitments	13,361	13,360
Less amounts representing interest	(1,265)	—
Total	$12,096	$13,360

Rental expense was approximately $4,453, $3,687 and $3,575 during 2018, 2017 and 2016, respectively.

Property, plant and equipment includes machinery and equipment under capital leases which have asset cost and accumulated depreciation of $22,400 and $7,866, respectively, at December 29, 2018, and $25,250 and $8,300, respectively, at December 30, 2017.

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

Legal Proceedings

The Company has been sued, together with the 3M Company and approximately 30 other carpet manufacturers, by the Gadsden (Alabama) Water Works in the circuit court of Etowah County Alabama [The Water Works and Sewer Board of the City of Gadsden v. 3M Company, et al, civil action No. 31-CV-2016-900676.00] and by the Town of Centre (Alabama) Water Works in the circuit court of Cherokee County Alabama [The Water Works and Sewer Board of the Town of Centre v. 3M Company, et al, civil action No. 13-CV-2017-900049.00]. Both cases seek monetary damages and injunctive relief related to the use of certain chemical compounds in the manufacture and finishing of carpet products “in and around Dalton Georgia.” On motion of the defendants, the cases were removed to the U.S. District Court for the Northern District of Alabama (Middle Division) Case No. 4:16-CV-01755-SGC and Case No. 4:17-CV-01026-KOB. Subsequently, the Gadsden Water Works filed a motion to have the case remanded back to the state court and such motion has been granted. Currently, the Company joined several other co-defendants in filing a Petition for Writ of Mandamus with the Alabama Supreme Court asking for an Order directing the trial court to grant the Company’s and other codefendants’ motions to dismiss the Alabama-filed actions for lack of personal jurisdiction. The Petitions have been consolidated by the Alabama Supreme Court with the Town of Centre (Alabama) matter (described above). The Petitions are still pending and there is no statutory deadline for the court to issue a decision. The lawsuits allege that perflourinated compounds (“PFC”), perflourinated acid (“PFOA”) and perfluorooctane sulfonate (“PFOS”) manufactured by 3M were used in certain finishing and treatment processes by the defendants and, as a consequence of such use, were subsequently either discharged into or leached into the water systems around Dalton, Georgia. The Complaints seek damages that exceed $10, but are otherwise unspecified in amount in addition to injunctive relief and punitive damages. The Company intends to defend the matters vigorously and is unable to estimate the potential exposure to loss, if any, at this time.

On November 16, 2018 the Superior Court of the State of California granted preliminary approval of a class action settlement in the matter of Carlos Garcia v. Fabrica International, Inc. et al Orange County Superior Court Case No. 30-2017-00949461-CU-OE-CXC. The court further approved the procedures for Settlement Class Members to opt-out of or object to the Settlement. The terms

Table of Contents    65

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

of the settlement provide that Fabrica, a wholly owned subsidiary of the Company, has agreed to pay $1,514 (the “Gross Settlement Amount”) to fully resolve all claims in the Lawsuit, including payments to Settlement Class Members, Class Counsel’s attorneys’ fees and expenses, settlement administration costs, and the Class Representative’s Service Award. The amount of the proposed settlement was recorded during the quarter ended June 30, 2018. The deadline for class members to opt-out was February 1, 2019. The deadline for the plaintiff to file a motion for final approval of the class action settlement is March 29, 2019. The final fairness hearing is scheduled for April 12, 2019.

The Company is one of multiple parties to three current lawsuits filed in Madison County Illinois, styled Brenda Bridgeman, Individually and as Special Administrator of the Estate of Robert Bridgeman, Deceased, vs. American Honda Motor Co., Inc., f/k/a Metropolitan Life Insurance Co., et al No. 15-L-374, styled Charles Anderson, Pltf., vs. 3M Company, et al, No. 17-L-525 and styled Danny Atkins and Pamela Atkins, Pltfs., vs. Aurora Pump Company, et al. No. 18-L-2. All three lawsuits entail a claim for damages to be determined in excess of $50 filed on behalf of either a former employee or the estate of an individual which alleges that the deceased contracted mesothelioma as a result of exposure to asbestos while employed by the Company. Discovery in each matter is ongoing, and a tentative trial date has been set for one of the cases. The Company has denied liability, is defending the matters vigorously and is unable to estimate its potential exposure to loss, if any, at this time. In August of 2017, the lawsuit styled Sandra D. Watts, Individually and as Special Administrator of the Estate of Dianne Averett, Deceased vs. 4520 Corp., Inc. f/k/a Benjamin F. Shaw Company, et al No. 12-L-2032 was placed in the category of "special closed with settlements and bankruptcy claims pending" to all remaining defendants. In March 2018, the lawsuit styled Charles Anderson, Individually and as Special Administrator of the Estate of Charles Anderson, Deceased vs. 3M Company, et al, No. 17-L-525 was dismissed without prejudice. In October 2018, the lawsuit styled Danny Atkins and Pamela Atkins, Pltfs., vs. Aurora Pump Company, et al. No. 18-L-2 was dismissed without prejudice.

NOTE 19 - OTHER EXPENSE, NET

Other operating expense, net is summarized as follows:

	2018	2017	2016
Other operating expense, net:
(Gain) loss on property, plant and equipment disposals	$(1,047)	$170	$725
(Gain) loss on currency exchanges	126	(72)	167
Amortization of intangibles	305	306	305
Retirement expenses	64	155	154
BP settlement gain (1)	—	—	(841)
Miscellaneous (income) expense	1,010	(118)	(109)
Other operating expense, net	$458	$441	$401

(1)
On November 21, 2016, the Company entered into a full and final release agreement with BP Exploration and Production, Inc. and various related entities pursuant to which the Company released any and all claims related to the Deepwater Horizon oil spill which occurred on April 20, 2010. In exchange for this release, the Company received a net amount of $841 from the settlement.

Other expense, net is summarized as follows:

	2018	2017	2016
Other expense, net:
Post-retirement income	(15)	(18)	(21)
Miscellaneous (income) expense	18	39	22
Other expense, net	$3	$21	$1

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

Costs related to the facility consolidation plans are summarized as follows:

					As of December 29, 2018
	Accrued Balance at December 30, 2017	2018 Expenses (1)	2018 Cash Payments	Accrued Balance at December 29, 2018	Total Costs Incurred to Date	Total Expected Costs
Warehousing, Distribution and Manufacturing Consolidation Plan	$—	$—	$—	$—	$7,440	$7,440
Corporate Office Consolidation Plan	171	9	82	98	816	816
Profit Improvement Plan	334	3,158	2,646	846	3,794	6,055
Total All Plans	$505	$3,167	$2,728	$944	$12,050	$14,311

Asset Impairments	$—	$3,320	$—	$—	$3,320	$3,320

	Accrued Balance at December 31, 2016	2017 Expenses (1)	2017 Cash Payments	Accrued Balance at December 30, 2017
Warehousing, Distribution and Manufacturing Consolidation Plan	$266	$(4)	$262	$—
Corporate Office Consolidation Plan	248	4	81	171
Profit Improvement Plan	$—	$636	$302	$334
Total All Plans	$514	$636	$645	$505

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
(amounts in thousands, except per share data)
(Continued)

NOTE 21 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	2018	2017	2016

Income (loss) from discontinued operations:
Workers' compensation costs from former textile operations	$212	$(155)	$(2)
Environmental remediation costs from former textile operations	(117)	(225)	(216)
Income (loss) from discontinued operations, before taxes	$95	$(380)	$(218)
Income tax benefit	—	(147)	(87)
Income (loss) from discontinued operations, net of tax	$95	$(233)	$(131)

Income on disposal of Carousel discontinued operations before income taxes	$—	$—	$100
Income tax provision	—	—	40
Income on disposal of discontinued operations, net of tax	$—	$—	$60

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

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $1,728 as of December 29, 2018 and $1,746 as of December 30, 2017. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from our estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

NOTE 22 - RELATED PARTY TRANSACTIONS

The Company is a party to a 5-year lease with the seller of Atlas Carpet Mills, Inc. to lease three manufacturing facilities as part of the acquisition in 2014. The lessor is controlled by an associate of the Company. Rent paid to the lessor during 2018, 2017, and 2016 was $1,003, $978, and $793, respectively. The lease was based on current market values for similar facilities.

The Company purchases a portion of its product needs in the form of fiber, yarn and carpet from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of the Company. An affiliate of Mr. Shaw holds approximately 7.2% of the Company's Common Stock, which represents approximately 3.5% of the total vote of all classes of the Company's Common Stock. Engineered Floors is one of several suppliers of such materials to the Company. Total purchases from Engineered Floors for 2018, 2017 and 2016 were approximately $8,200, $7,200 and $7,300, respectively; or approximately 2.6%, 2.3%, and 2.4% of the Company's cost of goods sold in 2018, 2017, and 2016, respectively. Purchases from Engineered Floors are based on market value, negotiated prices. The Company has no contractual commitments with Mr. Shaw associated with its business relationship with Engineered Floors. Transactions with Engineered Floors are reviewed annually by the Company's board of directors.

The Company is a party to a 10-year lease with the Rothman Family Partnership to lease a manufacturing facility as part of the Robertex acquisition in 2013. The lessor is controlled by an associate of the Company. Rent paid to the lessor during 2018, 2017, and 2016 was $278, $273, and $267, respectively. The lease was based on current market values for similar facilities. In addition, the Company has a note payable to Robert P. Rothman related to the acquisition of Robertex Inc. (See Note 10).

NOTE 23 - SUBSEQUENT EVENT

On January 14, 2019, the Company, entered into a purchase and sale agreement (the “Purchase and Sale Agreement”) with Saraland Industrial, LLC, an Alabama limited liability company (the “Purchaser”). Pursuant to the terms of the Purchase and Sale Agreement, the Company sold its Saraland facility, and approximately 17.12 acres of surrounding property located in Saraland, Alabama (the “Property”) to the Purchaser for a purchase price of $11,500. Concurrent with the sale of the Property, the Company and the

Table of Contents    68

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

Purchaser entered into a twenty-year lease agreement (the “Lease Agreement”), whereby the Company will lease back the Property at an annual rental rate of $977, subject to annual rent increases of 1.25%. Under the Lease Agreement, Dixie Group has two (2) consecutive options to extend the term of the Lease by ten years for each such option. The company concurrently executed a lease guaranty, pursuant to which it guaranteed the prompt payment when due of all rent payments to be made by its wholly owned subsidiary, TDG Operations, LLC under the Lease Agreement.

Concurrently with the sale, the Company paid off the approximately $5,000 mortgage on the property to First Tennessee Bank National Association and terminated the related fixed interest rate swap agreement. In connection with the Purchase and Sale Agreement, the Company’s lender consented to the sale of the Saraland Facility. No other material terms of the credit agreement were amended.

Table of Contents    69

Item 15(a)(2)
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THE DIXIE GROUP, INC.
(dollars in thousands)

Description	Balance at Beginning of Year	Additions - Charged to Costs and Expenses	Additions - Charged to Other Account - Describe	Deductions - Describe		Balance at End of Year

Year ended December 29, 2018:

Reserves deducted from asset accounts:
Allowance for doubtful accounts	$133	$162	$—	$121	(1)	$174

Reserves classified as liabilities:
Provision for claims, allowances and warranties	6,360	2,098	—	2,741	(2)	5,717

Year ended December 30, 2017:

Reserves deducted from asset accounts:
Allowance for doubtful accounts	$107	$70	$—	$44	(1)	$133

Reserves classified as liabilities:
Provision for claims, allowances and warranties (As Adjusted)*	7,039	8,341	—	9,020	(2)*	6,360

Year ended December 31, 2016:

Reserves deducted from asset accounts:
Allowance for doubtful accounts	$470	$38	$—	$401	(1)	$107

Reserves classified as liabilities:
Provision for claims, allowances and warranties (As Adjusted)*	6,658	10,407	—	10,026	(2)	7,039
* - See Note 2.

(1) Uncollectible accounts written off, net of recoveries.
(2) Reserve reductions for claims, allowances and warranties settled.

Table of Contents    70

ANNUAL REPORT ON FORM 10-K
ITEM 15(b)
EXHIBITS

YEAR ENDED DECEMBER 29, 2018
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

Table of Contents    71

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

Table of Contents    72

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

Table of Contents    73

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

(10.75)*	Summary of Incentive Plan for 2017. (Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated March 10, 2017.)**
(10.76)*	Form of Stock Option Agreement - Common Stock - 2016 Stock Plan. (Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated May 31, 2017.)**
(10.77)*	Form of Stock Option Agreement - Class B Holder - 2016 Stock Plan. (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated May 31, 2017.)**
(10.78)	Royalty Carpet Mills Lease for Porterville, California Facility. (Incorporated by Reference to Exhibit (10.78) to Dixie's Current Report on Form 10-K dated March 13, 2018.)

Table of Contents    74

(10.79)	Summary of Incentive Plan for 2018. (Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated March 9, 2018.)**
(10.80)	Long Term Incentive Plan Award B Shareholder. (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 9, 2018.)**
(10.81)	Long Term Incentive Plan Award Common. (Incorporated by Reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated March 9, 2018.)**
(10.82)	Career Shares B Shareholder. (Incorporated by Reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated March 9, 2018.)**
(10.83)	Career Shares Common. (Incorporated by Reference to Exhibit (10.5) to Dixie's Current Report on Form 8-K dated March 9, 2018.)**
(10.84)	Eleventh Consent and Amendment to Credit Agreement. (Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated January 17, 2019.)
(10.85)
Agreement For the Purchase and Sale of Real Property between Saraland Industrial, LLC and TDG Operations, LLC. (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated January 17, 2019.)

(14)*	Code of Ethics, as amended and restated, February 15, 2010. (Incorporated by reference to Exhibit 14 to Dixie's Annual Report on Form 10-K for year ended December 26, 2009.)
(16)*	Letter from Ernst & Young LLP regarding change in certifying accountant. (Incorporated by reference to Exhibit 16 to Dixie's Form 8-K dated November 15, 2013.)
(21)	Subsidiaries of the Registrant. (Filed herewith.)
(23)	Consent of Dixon Hughes Goodman LLP Independent Registered Public Accounting Firm.(Filed herewith.)
(31.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(a). (Filed herewith.)
(31.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(a). (Filed herewith.)
(32.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(b). (Filed herewith.)
(32.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(b). (Filed herewith.)
(101.INS)	XBRL Instance Document. (Filed herewith.)
(101.SCH)	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
(101.CAL)	XBRL Taxaonomy Extension Calculation Linkbase Document. (Filed herewith.)
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

* Commission File No. 0-2585.
** Indicates a management contract or compensatory plan or arrangement.

Table of Contents    75