Form 10-Q
period 2019-03-30
DIXIE GROUP INC
filed 2019-05-06
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of April 25, 2019
Common Stock, $3 Par Value	15,507,243 shares
Class B Common Stock, $3 Par Value	836,669 shares
Class C Common Stock, $3 Par Value	0 shares

Table of Contents    1

THE DIXIE GROUP, INC.

Table of Contents    2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(amounts in thousands, except share data)

	March 30, 2019	December 29, 2018
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$12	$18
Receivables, net	43,504	42,542
Inventories, net	103,823	105,195
Prepaids and other current assets	6,412	5,204
TOTAL CURRENT ASSETS	153,751	152,959

PROPERTY, PLANT AND EQUIPMENT, NET	82,061	84,111
OPERATING LEASE RIGHT-OF-USE ASSETS	8,982	—
OTHER ASSETS	17,506	15,708
TOTAL ASSETS	$262,300	$252,778

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$19,580	$17,779
Accrued expenses	29,577	30,852
Current portion of long-term debt	6,966	7,794
Current portion of operating lease liabilities	2,115	—
TOTAL CURRENT LIABILITIES	58,238	56,425

LONG-TERM DEBT	125,716	120,251
OPERATING LEASE LIABILITIES	7,255	—
OTHER LONG-TERM LIABILITIES	18,995	17,118
TOTAL LIABILITIES	210,204	193,794

COMMITMENTS AND CONTINGENCIES (See Note 19)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 15,507,243 shares for 2019 and 15,522,588 shares for 2018	46,522	46,568
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 836,669 shares for 2019 and 839,304 shares for 2018	2,510	2,518
Additional paid-in capital	156,589	156,390
Accumulated deficit	(153,056)	(146,384)
Accumulated other comprehensive income (loss)	(469)	(108)
TOTAL STOCKHOLDERS' EQUITY	52,096	58,984
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$262,300	$252,778

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    3

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended
	March 30, 2019	March 31, 2018
NET SALES	$88,606	$98,858
Cost of sales	69,687	77,278
GROSS PROFIT	18,919	21,580

Selling and administrative expenses	21,660	23,120
Other operating (income) expense, net	26	(241)
Facility consolidation and severance expenses, net	2,091	216
Impairment of assets	5	—
OPERATING LOSS	(4,863)	(1,515)

Interest expense	1,720	1,533
Other (income) expense, net	(42)	2
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(6,541)	(3,050)
Income tax provision (benefit)	100	(166)
LOSS FROM CONTINUING OPERATIONS	(6,641)	(2,884)
Loss from discontinued operations, net of tax	(31)	(23)
NET LOSS	$(6,672)	$(2,907)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.42)	$(0.18)
Discontinued operations	(0.00)	(0.00)
Net loss	$(0.42)	$(0.18)

BASIC SHARES OUTSTANDING	15,809	15,715

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.42)	$(0.18)
Discontinued operations	(0.00)	(0.00)
Net loss	$(0.42)	$(0.18)

DILUTED SHARES OUTSTANDING	15,809	15,715

DIVIDENDS PER SHARE:
Common Stock	$—	$—
Class B Common Stock	—	—

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    4

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	Three Months Ended
	March 30, 2019	March 31, 2018
NET LOSS	$(6,672)	$(2,907)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on interest rate swaps	(399)	804
Income taxes	—	—
Unrealized gain (loss) on interest rate swaps, net	(399)	804

Reclassification of loss into earnings from interest rate swaps (1)	56	228
Income taxes	10	—
Reclassification of loss into earnings from interest rate swaps, net	46	228

Reclassification of net actuarial gain into earnings from postretirement benefit plans (2)	(7)	(7)
Income taxes	—	—
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(7)	(7)

Reclassification of prior service credits into earnings from postretirement benefit plans (2)	(1)	(1)
Income taxes	—	—
Reclassification of prior service credits into earnings from postretirement benefit plans, net	(1)	(1)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(361)	1,024

COMPREHENSIVE LOSS	$(7,033)	$(1,883)

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

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Three Months Ended
	March 30, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(6,641)	$(2,884)
Loss from discontinued operations	(31)	(23)
Net loss	(6,672)	(2,907)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,098	3,143
Provision for deferred income taxes	64	7
Net (gain) loss on property, plant and equipment disposals	60	—
Impairment of assets	5	—
Stock-based compensation expense	157	227
Bad debt expense	89	60
Changes in operating assets and liabilities:
Receivables	(1,051)	(1,463)
Inventories	1,372	(3,331)
Other current assets	(1,208)	(1,111)
Accounts payable and accrued expenses	1,267	2,145
Other operating assets and liabilities	(353)	375
NET CASH USED IN OPERATING ACTIVITIES	(3,172)	(2,855)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	4	—
Purchase of property, plant and equipment	(1,010)	(762)
NET CASH USED IN INVESTING ACTIVITIES	(1,006)	(762)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	518	3,784
Payments on notes payable - buildings	(5,162)	(183)
Payments on notes payable - equipment and other	(1,004)	(1,114)
Payments on finance leases	(1,038)	(1,074)
Borrowings on finance leases	11,500	—
Change in outstanding checks in excess of cash	(353)	2,262
Repurchases of Common Stock	(12)	(56)
Payments for debt issuance costs	(277)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,172	3,619

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6)	2
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18	19
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12	$21

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,583	$1,244
Interest paid for financing leases	350	197
Lease liability arising from obtaining right-of-use assets	288	—
Income taxes paid, net	76	73
Equipment purchased under finance leases	52	—

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    6

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands, except share data)

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 30, 2017	45,839	2,584	157,139	(125,000)	(1,299)	79,263
Repurchases of Common Stock - 19,726 shares	(59)	—	4	—	—	(55)
Restricted stock grants issued - 297,292 shares	647	245	(892)	—	—	—
Class B converted into Common Stock - 6,250 shares	19	(19)	—	—	—	—
Stock-based compensation expense	—	—	227	—	—	227
Net loss	—	—	—	(2,907)	—	(2,907)
Other comprehensive income	—	—	—	—	1,024	1,024
Balance at March 31, 2018	46,446	2,810	156,478	(127,907)	(275)	77,552

Balance at December 29, 2018	46,568	2,518	156,390	(146,384)	(108)	58,984
Repurchases of Common Stock - 11,299 shares	(34)	—	22	—	—	(12)
Restricted stock grants forfeited - 6,681 shares	(20)	—	9	—	—	(11)
Class B converted into Common Stock - 2,635 shares	8	(8)	—	—	—	—
Stock-based compensation expense	—	—	168	—	—	168
Net loss	—	—	—	(6,672)	—	(6,672)
Other comprehensive income	—	—	—	—	(361)	(361)
Balance at March 30, 2019	46,522	2,510	156,589	(153,056)	(469)	52,096

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    7

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements which do not include all the information and notes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Dixie Group, Inc.'s and its wholly-owned subsidaiaries (the "Company") 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 29, 2018. Operating results for the three month period ended March 30, 2019 are not necessarily indicative of the results that may be expected for the entire 2019 year.

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

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in Fiscal 2019

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)," which requires lessees to recognize on the Consolidated Condensed Balance Sheet right-of-use assets, representing the right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU No. 2018-11 providing an optional transition method allowing entities to apply the new lease standard at the adoption date and recognize a cumulative effect adjustment in the period of adoption. The Company has elected to take this transition method.
The Company adopted the new standard effective December 30, 2018, the first day of the Company's fiscal year. Consistent with the optional transition method allowed as part of the modified retrospective transition approach provided in ASU No. 2018-11, the Company did not adjust comparative periods. The new standard applied to leases that have commenced as of the effective date, December 30, 2018, with a cumulative effect adjustment recorded as of that date. The Company also elected to apply the package of practical expedients allowed in ASC 842-10-65-1 whereby the Company need not reassess whether any expired or existing contracts are or contain leases, the Company need not reassess the lease classification for any expired or existing leases, and the Company need not reassess initial direct costs for any existing leases. The Company's adoption of the ASU resulted in the addition of Right of Use Assets on the Consolidated Condensed Balance Sheet for the right to use the underlying assets of operating leases. The Company did not elect to use hindsight for transition when considering judgments and estimates such as assessments of lessee options to extend or terminate a lease or purchase the underlying asset. In addition, the corresponding liability for the remaining balance of the operating leases is included in the liability section of the Consolidated Condensed Balance Sheet. For all asset classes, the Company elected to not recognize a right-of-use asset and lease liability for leases with a term of twelve months or less. The adoption of this ASU did not have a material adjustment to the Consolidated Statements of Stockholders' Equity or the Consolidated Condensed Statements of Operations.
In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The amendments in this ASU update current guidance by more closely aligning the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company's adoption of this ASU did not have a significant impact on its consolidating condensed financial statements.

In October 2018, the FASB issued ASU 2018-16, “Derivatives and Hedging (Topic 815) - Inclusion of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap ("OIS") Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.” This update permits the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes. For entities that have not already adopted Update 2017-12, the amendments in this Update are required to be adopted concurrently with the amendments in Update 2017-12. The Company's adoption of this ASU did not have a significant impact on its consolidating condensed financial statements.

Table of Contents    8

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Accounting Standards Yet to Be Adopted

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which amends the impairment model to utilize an expected loss methodology in place of the current incurred loss methodology, which will result in the more timely recognition of losses. For public entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company does not believe the adoption of this ASU will have a significant impact on the consolidating condensed financial statements due to the nature of the Company's customers and the limited amount of write-offs in past years.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This update is a part of FASB’s disclosure framework project to improve the effectiveness of disclosures in the notes to financial statements. The amendments in this update remove, modify, and add certain disclosure requirements within Topic 820. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of this update and an entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until the effective date. Certain disclosure amendments are to be applied prospectively for only the most recent interim or annual period presented, while other amendments are to be applied retrospectively to all periods presented. The Company does not believe that the adoption of this ASU will have a significant impact on its consolidating condensed financial statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.” This update is a part of FASB’s disclosure framework project to improve the effectiveness of disclosures in the notes to financial statements. The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This standard is effective for fiscal years ending after December 15, 2020 and early adoption is permitted. Upon adoption, this update is to be applied on a retrospective basis to all periods presented. The Company does not believe that the adoption of this ASU will have a significant impact on its consolidating condensed financial statements.

NOTE 3 - REVENUE

Revenue Recognition Policy

The Company derives its revenues primarily from the sale of floorcovering products and processing services. Revenues are recognized when control of these products or services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products and services. Sales, value add, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Shipping and handling fees charged to customers are reported within revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The Company does not have any significant financing components as payment is received at or shortly after the point of sale. The Company determined revenue recognition through the following steps:

•	Identification of the contract with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, the performance obligation is satisfied

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue by end-user markets for the three months ended March 30, 2019 and March 31, 2018:

	Three Months Ended
	March 30, 2019	March 31, 2018
Residential floorcovering products	$63,428	$67,095
Commercial floorcovering products	24,508	31,287
Other services	670	476
Total net sales	$88,606	$98,858

Table of Contents    9

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

Contract Balances

Other than receivables that represent an unconditional right to consideration, which are presented separately (See Note 4), the Company does not recognize any contract assets which give conditional rights to receive consideration, as the Company does not incur costs to obtain customer contracts that are recoverable. The Company often receives cash payments from customers in advance of the Company’s performance for limited production run orders resulting in contract liabilities. These contract liabilities are classified in accrued expenses in the Consolidated Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue, which is typically less than a year. The net decrease or increase in the contract liabilities is primarily driven by order activity for limited runs requiring deposits offset by the recognition of revenue and application of deposit on the receivables ledger for such activity during the period. The activity in the advanced deposits for the three months ended March 30, 2019 and March 31, 2018 is as follows:

	Three Months Ended
	March 30, 2019	March 31, 2018
Beginning contract liability	$6,013	$5,717
Revenue recognized from contract liabilities included in the beginning balance	(7,211)	(4,484)
Increases due to cash received, net of amounts recognized in revenue during the period	6,287	4,063
Ending contract liability	$5,089	$5,296

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

Bill-and-Hold Arrangement

At the customer's request, the Company entered into a bill-and-hold arrangement with one customer during the three months ended March 30, 2019. The Company recognized revenue of $1,311 but retained physical possession of the inventory. The Company segregated the inventory and no longer had the ability to use or direct it to another customer. The inventory was available to be physically transferred to the customer. As of March 30, 2019, approximately 57% of the order had been shipped to the customer.

NOTE 4 - RECEIVABLES, NET

Receivables are summarized as follows:

	March 30, 2019	December 29, 2018
Customers, trade	$40,907	$40,121
Other receivables	2,845	2,595
Gross receivables	43,752	42,716
Less: allowance for doubtful accounts	(248)	(174)
Receivables, net	$43,504	$42,542

Bad debt expense was $89 for the three months ended March 30, 2019 and $60 for the three months ended March 31, 2018.

NOTE 5 - INVENTORIES, NET

Inventories are summarized as follows:

	March 30, 2019	December 29, 2018
Raw materials	$36,304	$36,875
Work-in-process	18,613	20,274
Finished goods	66,646	67,085
Supplies and other	236	190
LIFO reserve	(17,976)	(19,229)
Inventories, net	$103,823	$105,195

In the quarter ended March 30, 2019 the Company incurred an interim inventory liquidation due to a consignment agreement with a primary vendor of raw materials. The former inventory levels are not expected to be reinstated. The Company recognized the effect within the quarter which resulted in liquidations of LIFO inventories carried at prevailing costs established in prior years and reduced cost of sales by $281 in the quarter ended March 30, 2019.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	March 30, 2019	December 29, 2018
Land and improvements	$8,528	$8,528
Buildings and improvements	63,271	63,389
Machinery and equipment	180,184	183,900
Assets under construction	3,630	2,675
	255,613	258,492
Accumulated depreciation	(173,552)	(174,381)
Property, plant and equipment, net	$82,061	$84,111

Table of Contents    11

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Depreciation of property, plant and equipment, including amounts for finance leases, totaled $3,043 in the three months ended March 30, 2019 and $3,015 in the three months ended March 31, 2018.

NOTE 7 - GOODWILL AND OTHER INTANGIBLES

In the fourth quarter of 2018, it was determined that the carrying value of the Company's goodwill was greater than the calculated fair value and that its intangible assets, based on revised projections, were no longer recoverable. As a result of these full impairments, there was no amortization expense for the three months ended March 30, 2019 and $76 for the three months ended March 31, 2018.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	March 30, 2019	December 29, 2018
Compensation and benefits	$8,402	$8,186
Provision for customer rebates, claims and allowances	8,736	9,300
Advanced customer deposits	5,089	6,013
Outstanding checks in excess of cash	2,788	3,141
Other (1)	4,562	4,212
Accrued expenses	$29,577	$30,852

(1) Includes an accrual of $1,514 for the settlement of a class action lawsuit (See Legal Proceedings section under Note 19).

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

	Three Months Ended
	March 30, 2019	March 31, 2018
Product warranty reserve at beginning of period	$1,069	$1,356
Warranty liabilities accrued	508	614
Warranty liabilities settled	(528)	(691)
Changes for pre-existing warranty liabilities	(14)	(31)
Product warranty reserve at end of period	$1,035	$1,248

Table of Contents    12

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 10 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	March 30, 2019	December 29, 2018
Revolving credit facility	$99,737	$99,219
Notes payable - buildings	6,525	11,688
Finance Lease - buildings	11,459	—
Finance lease obligations	11,152	12,096
Notes payable - equipment and other	4,524	5,528
Deferred financing costs, net	(715)	(486)
Total long-term debt	132,682	128,045
Less: current portion of long-term debt	6,966	7,794
Long-term debt	$125,716	$120,251

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

At the Company's election, advances of the revolving credit facility bear interest at annual rates equal to either (a) LIBOR for one, two or three-month periods, as selected by the Company, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate plus 1.00%, plus an applicable margin ranging between 0.50% and 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. As of March 30, 2019, the applicable margin on our revolving credit facility was 1.75%. The Company pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.375% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 4.71% at March 30, 2019 and 4.58% at December 29, 2018.

The revolving credit facility includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations. The revolving credit facility restricts the Company's borrowing availability if its fixed charge coverage ratio is less than 1.1 to 1.0. During any period that the fixed charge coverage ratio is less than 1.1 to 1.0, the Company's borrowing availability is reduced by $16,500. As of March 30, 2019, the unused borrowing availability under the revolving credit facility was $22,856; however, since the Company's fixed charge coverage ratio was less than 1.1 to 1.0, the unused availability accessible by the Company was $6,356 (the amount above $16,500) at March 30, 2019.

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

Finance Lease - Buildings

On January 14, 2019, the Company, entered into a purchase and sale agreement (the “Purchase and Sale Agreement”) with Saraland Industrial, LLC, an Alabama limited liability company (the “Purchaser”). Pursuant to the terms of the Purchase and Sale Agreement, the Company sold its Saraland facility, and approximately 17.12 acres of surrounding property located in Saraland, Alabama (the “Property”) to the Purchaser for a purchase price of $11,500. Concurrent with the sale of the Property, the Company and the Purchaser entered into a twenty-year lease agreement (the “Lease Agreement”), whereby the Company will lease back the Property at an annual rental rate of $977, subject to annual rent increases of 1.25%. Under the Lease Agreement, the Company has two (2) consecutive options to extend the term of the Lease by ten years for each such option. This transaction was recorded as a failed sale and leaseback. The Company recorded a liability for the amounts received, will continue to depreciate the asset, and has imputed an interest rate so that the net carrying amount of the financial liability and remaining assets will be zero at the

Table of Contents    13

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

end of the lease term. Concurrently with the sale, the Company paid off the approximately $5,000 mortgage on the property to First Tennessee Bank National Association and terminated the related fixed interest rate swap agreement.

Finance Lease Obligations

The Company's capitalized lease obligations have terms ranging from 3 to 7 years, bear interest ranging from 3.55% to 7.76% and are due in monthly or quarterly installments through their maturity dates. The Company's finance lease obligations are secured by the specific equipment leased.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 11 - LEASES

The Company determines if an arrangement is an operating lease or financing lease at inception. Lease assets and obligations are recognized at the lease commencement date based on the present value of lease payments over the term of the lease. The Company generally uses its incremental borrowing rate, which is based on information available at the lease commencement date, to determine the present value of lease payments.

The Company has operating leases primarily for real estate and equipment used in manufacturing. Operating lease expense is recognized in continuing operations by amortizing the amount recorded as an asset on a straight-line basis over the lease term. Financing lease expense is comprised of both interest expense, which will be recognized using the effective interest method, and amortization of the right-of-use assets. These expenses are presented consistently with the presentation of other interest expense and amortization or depreciation of similar assets. In determining lease asset values, the Company considers fixed and variable payment terms, prepayments, incentives, and options to extend, terminate or purchase. Renewal, termination, or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised.

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	March 30, 2019
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$8,982

Current portion of operating lease liabilities	Current portion of operating lease liabilities	2,115
Noncurrent portion of operating lease liabilities	Operating lease liabilities	7,255
Total operating lease liabilities		$9,370

Finance Leases:
Finance lease right-of-use assets	Property, plant, and equipment, net	$17,303

Current portion of finance lease liabilities	Current portion of long-term debt	4,131
Noncurrent portion of finance lease liabilities	Long-term debt	18,480
		$22,611

Lease cost recognized in the consolidated condensed financial statements is summarized as follows:

March 30, 2019
Operating lease cost	$908

Finance lease cost:
Amortization of lease assets	748
Interest on lease liabilities	350
Total Finance lease costs	$1,098

Table of Contents    15

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Other supplemental information related to leases is summarized as follows:

March 30, 2019
Weighted average remaining lease term (in years):
Operating leases	6.30
Finance leases	11.50

Weighted average discount rate:
Operating leases	8.44%
Finance leases	6.61%

Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 30, 2019:
Operating cash flows from operating leases	968
Operating cash flows from finance leases	350
Financing cash flows from finance leases	1,038

The following table summarizes our future minimum payments under contractual obligations for operating and financing liabilities as of March 30, 2019:

	Payments Due by Period
	2019	2020	2021	2022	2023	Thereafter	Total
Finance leases	4,052	4,808	3,751	1,617	958	7,425	$22,611
Interest - finance leases	1,135	1,249	979	806	746	6,721	$11,636
Operating leases	2,134	2,107	1,628	1,174	604	1,723	$9,370
Totals	7,321	8,164	6,358	3,597	2,308	15,869	$43,617

NOTE 12 - FAIR VALUE MEASUREMENTS

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Condensed Balance Sheets as of March 30, 2019 and December 29, 2018:

	March 30, 2019	December 29, 2018	Fair Value Hierarchy Level
Assets:
Interest rate swaps (1)	$—	$36	Level 2

Liabilities:
Interest rate swaps (1)	$1,313	$1,008	Level 2

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

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three months ending March 30, 2019 or March 31, 2018. If any, the Company recognizes the transfers at the end of the reporting period.

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	March 30, 2019		December 29, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$12	$12	$18	$18
Notes receivable	282	282	282	282
Interest rate swaps	—	—	36	36
Financial liabilities:
Long-term debt, including current portion	110,071	108,413	115,949	112,519
Finance leases, including current portion	22,611	20,568	12,096	11,723
Operating leases, including current portion	9,370	9,370	—	—
Interest rate swaps	1,313	1,313	1,008	1,008

The fair values of the Company's long-term debt and finance leases were estimated using market rates the Company believes would be available for similar types of financial instruments and represent level 2 measurements. The fair values of cash and cash equivalents and notes receivable approximate their carrying amounts due to the short-term nature of the financial instruments.

NOTE 13 - DERIVATIVES

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

The following is a summary of the Company's interest rate swaps outstanding as of March 30, 2019:

Type	Notional Amount		Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$25,000		September 1, 2016 through September 1, 2021	3.105%	1 Month LIBOR
Interest rate swap	$25,000		September 1, 2015 through September 1, 2021	3.304%	1 Month LIBOR
Interest rate swap	$6,525	(1)	November 7, 2014 through November 7, 2024	4.500%	1 Month LIBOR

(1) Interest rate swap notional amount amortizes by $35 monthly to maturity.

Table of Contents    17

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table summarizes the fair values of derivative instruments included in the Company's financial statements:

	Location on Consolidated Balance Sheets	Fair Value
		March 30, 2019	December 29, 2018
Asset Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Prepaids and other current assets	$—	$14
Interest rate swaps, long-term portion	Other Assets	—	22
Total Asset Derivatives		$—	$36

Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued Expenses	$410	$335
Interest rate swaps, long-term portion	Other Long-Term Liabilities	903	673
Total Liability Derivatives		$1,313	$1,008

The following tables summarize the pre-tax impact of derivative instruments on the Company's financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	Three Months Ended
	March 30, 2019	March 31, 2018
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(399)	$804

	Amount of Gain (Loss) Reclassified from AOCIL on the effective portion into Earnings (1)(2)
	Three Months Ended
	March 30, 2019	March 31, 2018
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(56)	$(228)

(1)	The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's consolidated condensed financial statements.

(2)	The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to March 30, 2019 is $410.

The Company recorded a gain of $38 for the settlement of the fixed interest rate swap agreement associated with the Saraland sale and leaseback.

NOTE 14 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers approximately 85% of the Company's current associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $230 and $264 for the three months ended March 30, 2019 and March 31, 2018, respectively.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

for the collective-bargaining 401(k) plan was $34 and $29 for the three months ended March 30, 2019 and March 31, 2018, respectively.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations owed to participants under this plan were $15,522 at March 30, 2019 and $13,943 at December 29, 2018 and are included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $15,719 at March 30, 2019 and $13,822 at December 29, 2018 and is included in other assets in the Company's Consolidated Condensed Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. Expenses related to the multi-employer pension plan were $83 and $92 for the three months ended March 30, 2019 and March 31, 2018. If the Company were to withdraw from the multi-employer plan, a withdrawal liability would be due, the amount of which would be determined by the plan. The plan provides calculation that the liability is a function of contribution rates, fund status, discount rates and various other factors at the time of any such withdrawal.

NOTE 15 - INCOME TAXES

The effective tax rate for the three months ending March 30, 2019 was 1.5% compared with a benefit rate of 5.4% for the three months ending March 31, 2018. The Company maintains a full valuation allowance against the deferred tax assets resulting in only refundable credits and a small amount of state taxes being recognized in the tax expense for the first three months of 2019. The Company is in a net deferred tax liability position of $642 and $568 at March 30, 2019 and December 29, 2018, respectively, which is included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $448 and $441 at March 30, 2019 and December 29, 2018, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of March 30, 2019 and December 29, 2018.

The Company and its subsidiaries are subject to United States federal income taxes, as well as income taxes in a number of state jurisdictions. The tax years subsequent to 2014 remain open to examination for U.S. federal income taxes. The majority of state jurisdictions remain open for tax years subsequent to 2014. A few state jurisdictions remain open to examination for tax years subsequent to 2013.

NOTE 16 - EARNINGS (LOSS) PER SHARE

The Company's unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities and are included in the computation of earnings (loss) per share. Accounting guidance requires additional disclosure of earnings (loss) per share for common stock and unvested share-based payment awards, separately disclosing distributed and undistributed earnings. Undistributed earnings represent earnings that were available for distribution but were not distributed. Common stock and unvested share-based payment awards earn dividends equally. All earnings were undistributed in all periods presented.

Table of Contents    19

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended
	March 30, 2019	March 31, 2018
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(6,641)	$(2,884)
Less: Allocation of earnings to participating securities	—	—
Income (loss) from continuing operations available to common shareholders - basic	$(6,641)	$(2,884)
Basic weighted-average shares outstanding (1)	15,809	15,715
Basic earnings (loss) per share - continuing operations	$(0.42)	$(0.18)

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to common shareholders - basic	$(6,641)	$(2,884)
Add: Undistributed earnings reallocated to unvested shareholders	—	—
Income (loss) from continuing operations available to common shareholders - basic	$(6,641)	$(2,884)
Basic weighted-average shares outstanding (1)	15,809	15,715
Effect of dilutive securities:
Stock options (2)	—	—
Directors' stock performance units (2)	—	—
Diluted weighted-average shares outstanding (1)(2)	15,809	15,715
Diluted earnings (loss) per share - continuing operations	$(0.42)	$(0.18)

(1)	Includes Common and Class B Common shares, excluding 476 thousand unvested participating securities.

(2)
Shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded to the extent they are anti-dilutive. Aggregate shares excluded for the three months ended March 30, 2019 were 394 thousand and for the three months ended March 31, 2018 were 448 thousand.

NOTE 17 - STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Condensed Financial Statements. The number of shares to be issued is determined by dividing the specified dollar value of the award by the market value per share on the grant date. The Company's stock compensation expense was $157 for the three months ended March 30, 2019 and $227 for the three months ended March 31, 2018.

NOTE 18 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 29, 2018	$(383)	$275	$(108)
Unrealized gain on interest rate swaps	(399)	—	(399)
Reclassification of loss into earnings from interest rate swaps, net of tax of $10	46	—	46
Reclassification of net actuarial gain into earnings from postretirement benefit plans	—	(7)	(7)
Reclassification of prior service credits into earnings from postretirement benefit plans	—	(1)	(1)
Balance at March 30, 2019	$(736)	$267	$(469)

Table of Contents    20

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 19 - COMMITMENTS AND CONTINGENCIES

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

Environmental Remediation

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and estimable. Remediation obligations are accrued based on the latest available information and are recorded at undiscounted amounts. The Company regularly monitors the progress of environmental remediation. If studies indicate that the cost of remediation has changed from the previous estimate, an adjustment to the liability would be recorded in the period in which such determination is made. (See Note 22).

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

On November 16, 2018 the Superior Court of the State of California granted preliminary approval of a class action settlement in the matter of Carlos Garcia v. Fabrica International, Inc. et al Orange County Superior Court Case No. 30-2017-00949461-CU-OE-CXC. The court further approved the procedures for Settlement Class Members to opt-out of or object to the Settlement. The terms of the settlement provide that Fabrica, a wholly owned subsidiary of the Company, has agreed to pay $1,514 (the “Gross Settlement Amount”) to fully resolve all claims in the Lawsuit, including payments to Settlement Class Members, Class Counsel’s attorneys’ fees and expenses, settlement administration costs, and the Class Representative’s Service Award. The amount of the proposed settlement was recorded during the quarter ended June 30, 2018. The deadline for class members to opt-out was February 1, 2019. The deadline for the plaintiff to file a motion for final approval of the class action settlement is March 29, 2019. The final fairness hearing took place on April 12, 2019 with final approval being granted.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The Company has been sued in the matter styled: The Canyons Grand Summit Resort Hotel Owners Association, Inc. v. The Dixie Group Inc. d/b/a Masland Contract Carpet, Case No. 190500139, in the Third District Court, State of Utah, Summit County, Silver Summit Department, which was filed on March 29, 2019. This claim seeks monetary damages of $500 over carpet sold for installation in a condominium complex. The Company intends to defend the matter vigorously and is unable to estimate the potential exposure to loss, if any, at this time.

NOTE 20 - OTHER (INCOME) EXPENSE, NET

Other operating (income) expense, net is summarized as follows:

	Three Months Ended
	March 30, 2019	March 31, 2018
Other operating (income) expense, net:
(Gain) loss on property, plant and equipment disposals	$57	$—
(Gain) loss on currency exchanges	22	(8)
Amortization of intangibles	—	76
Retirement (income) expenses	(33)	54
Vendor Settlement	—	(355)
Insurance proceeds	—	(48)
Miscellaneous (income) expense	(20)	40
Other operating (income) expense, net	$26	$(241)

Other (income) expense, net is summarized as follows:

	Three Months Ended
	March 30, 2019	March 31, 2018
Other (income) expense, net:
Post-retirement income	$(4)	$(5)
Interest income	(38)	—
Miscellaneous (income) expense	—	7
Other (income) expense, net	$(42)	$2

Table of Contents    22

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 21 - FACILITY CONSOLIDATION AND SEVERANCE EXPENSES, NET

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

Costs related to the facility consolidation plans are summarized as follows:

						As of March 30, 2019
	Accrued Balance at December 29, 2018	2019 Expenses To Date		2019 Cash Payments	Accrued Balance at March 30, 2019	Total Costs Incurred To Date	Total Expected Costs
Corporate Office Consolidation Plan	$98	$5		$22	$81	$821	$821
Profit Improvement Plan	846	2,086		2,190	742	5,880	6,585
Total All Plans	$944	$2,091	(1)	$2,212	$823	$6,701	$7,406

Asset Impairments	$—	$5		$—	$—	$3,325	$3,325

	Accrued Balance at December 30, 2017	2018 Expenses To Date		2018 Cash Payments	Accrued Balance at March 31, 2018
Corporate Office Consolidation Plan	$171	$—		$18	$153
Profit Improvement Plan	334	216		316	234
Totals	$505	$216	(1)	$334	$387

(1) Costs incurred under these plans are classified as "facility consolidation and severance expenses, net" in the Company's Consolidated Condensed Statements of Operations.

Table of Contents    23

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 22 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	Three Months Ended
	March 30, 2019	March 31, 2018
Loss from discontinued operations:
Workers' compensation credits from former textile operations	$28	$7
Environmental remediation costs from former textile operations	(59)	(30)
Loss from discontinued operations, before taxes	$(31)	$(23)
Income tax benefit	—	—
Loss from discontinued operations, net of tax	$(31)	$(23)

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

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $1,749 as of March 30, 2019 and $1,728 as of December 29, 2018. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from our estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

NOTE 23 - RELATED PARTY TRANSACTIONS

The Company is a party to a five-year lease with the seller of Atlas Carpet Mills, Inc. to lease three manufacturing facilities as part of the acquisition in 2014. The lessor is controlled by an associate of the Company. Rent paid to the lessor during the three months ended March 30, 2019 and March 31, 2018 was $251. The lease was based on current market values for similar facilities.

The Company purchases a portion of its product needs in the form of fiber, yarn and carpet from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of the Company. An affiliate of Mr. Shaw holds approximately 7.3% of the Company's Common Stock, which represents approximately 3.5% of the total vote of all classes of the Company's Common Stock. Engineered Floors is one of several suppliers of such materials to the Company. Total purchases from Engineered Floors during the three months ended March 30, 2019 were approximately $1,435; or approximately 2.1% of the Company's cost of goods sold. Total purchases from Engineered Floors during the three months ended March 31, 2018 were approximately $1,715; or approximately 2.2% of the Company's cost of goods sold. Purchases from Engineered Floors are based on market value negotiated prices. The Company has no contractual commitments with Mr. Shaw associated with its business relationship with Engineered Floors. Transactions with Engineered Floors are reviewed annually by the Company's board of directors.

The Company is a party to a ten-year lease with the Rothman Family Partnership to lease a facility as part of the Robertex acquisition in 2013. The controlling principle of the lessor was an associate of the Company until June 30, 2018. Rent paid to the lessor during the three months ended March 30, 2019 and March 31, 2018 was $70 and $69, respectively. The lease was based on current market values for similar facilities. In addition, the Company had a note payable to Robert P. Rothman related to the acquisition of Robertex Inc. The note matured on June 30, 2018.

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

Our business is primarily concentrated in areas of the soft floorcovering markets which include broadloom carpet, carpet tiles and rugs.  However, over the past few years, there has been a significant shift in the flooring marketplace as hard surface products have grown at a rate much faster than soft surface products. We have responded to this accelerated shift to hard surface flooring by launching several initiatives in both our residential and commercial brands. Our commercial brands offer luxury vinyl flooring (“LVF”) products under the Calibré brand in the commercial markets. Our residential brands, Dixie Home and Masland Residential, offer Stainmaster® PetProtect™ luxury vinyl flooring. Beginning in the third quarter of 2018, our residential brand Fabrica began offering a high-end engineered wood line. In addition, we have expanded our soft surface product lines to take advantage of opportunities we perceive in the marketplace. During the third quarter of 2018, we began shipment of our new Envision 6.6 collection. This new program is an extension of our Dixie Home line of products with high-end designs at moderate price points aimed at reaching a wider range of customers. We have also updated our eNergy main street commercial collection to bring the latest styling and color selection to this segment of the market.

We have been experiencing uncertainty regarding the supply of certain white dyeable yarns which have been a major source of differentiation and support for the Atlas product line. We have sought alternate sources of supply for such yarns and have sought to obtain assurances from our principal supplier of adequate supply assistance while we transition, in due course, to other yarn systems. Accordingly, we have begun to phase out products dependent on those yarns, and have begun introducing new products to replace those being phased out. We anticipate that this process will continue over the next several years, as we work through the transition to different yarn systems. The consolidation of our two commercial businesses has aided our response to this uncertainty, by reducing costs and simplifying our sales and product development efforts. That consolidation is now substantially complete.

The first phase of our profit improvement plan focused on consolidating our Atlas and Masland Contract businesses. The management team and sales forces were combined in fiscal year 2018. The manufacturing consolidation was essentially completed in the first quarter of 2019. The consolidation into one commercial carpet business will significantly reduce costs and complexity.

During the first quarter of 2019, our net sales decreased 10.4% compared with the first quarter of 2018. Sales of residential products decreased 5.5% during the quarter versus the prior year quarter while the industry was estimated to be down 6.6%. Commercial product sales decreased 21.7% versus the prior year quarter while the industry, we believe, was up slightly.

Table of Contents    25

RESULTS OF OPERATIONS

Three Months Ended March 30, 2019 Compared with Three Months Ended March 31, 2018

	Three Months Ended
	March 30,	March 31,
	2019	2018
Net Sales	100.0%	100.0%
Cost of Sales	78.6%	78.2%
Gross Profit	21.4%	21.8%
Selling and Administrative Expenses	24.4%	23.4%
Other Operating (Income) Expenses, Net	—%	(0.3)%
Facility Consolidation and Severance Expenses, Net	2.4%	0.2%
Impairment of Assets	—%	—%
Operating Income (Loss)	(5.5)%	(1.5)%

Net Sales

Net sales for the quarter ended March 30, 2019 were $88.6 million, a decrease of 10.4% compared with net sales of $98.9 million for the year-earlier quarter. In the first quarter of 2019, residential floorcovering sales decreased 5.2% and net sales of commercial floorcovering decreased 22.2% compared with the first quarter of 2018.

Gross Profit

Gross profit as a percentage of net sales was 21.4% in the first quarter of 2019 compared with 21.8% in the first quarter of 2018, or a .4 percentage point decrease as a percentage of sales.

Lower sales negatively impacted the results for the quarter contributing to under absorbed costs in our manufacturing operations.

Selling and Administrative Expenses

Selling and administrative expenses were $21.7 million in the first quarter of 2019 compared with $23.1 million in the year earlier period, the significant decrease in spending was offset by the lower sales volume as the selling and administrative expenses as a percent of sales increased by 1% over the same period in the prior year. Selling and administrative spending decreased primarily as a result of cost savings from the actions taken in the Profit Improvement Plan during 2018.

Other Operating (Income) Expense, Net

Other operating (income) expense, was a net expense of $26 thousand in the first quarter of 2019 compared with net income of $241 thousand in the first quarter of 2018. First quarter 2019 net expense was primarily driven by exchange rate adjustments. The net income in the first quarter of 2018 was due to a vendor settlement of $355 thousand.

Facility Consolidation and Severance Expenses, Net

Facility consolidation and severance expenses associated with the Profit Improvement Plan totaled $2.1 million in the first quarter of 2019 compared with expense of $216 in the first quarter of 2018. The expenses in the first quarter of 2019 were mainly comprised of facility consolidations and the related costs of relocating inventory as well as severance expenses.

Impairment of Assets

Table of Contents    26

During the first quarter of 2019, an expense was incurred for impairment of fixed assets in the amount of $5 thousand. The adjustment related to the Company’s decision to exit manufacturing facilities during 2018 as part of the Profit Improvement Plan.

Operating Income (Loss)

We reported an operating loss of $4.9 million in the first quarter of 2019 compared with operating loss of $1.5 million in the first quarter of 2018. Lower sales adversely affected operating income during the quarter.

Interest Expense

Interest expense increased $187 thousand in the first quarter of 2019 compared with the first quarter of 2018 principally a result of higher interest rates and higher levels of debt in 2019.

Income Tax Provision (Benefit)

We recorded an income tax provision of $100 thousand in the first quarter of 2019 compared to an income tax benefit of $166 thousand in the first quarter of 2018.

The effective tax rate for the three months ending March 30, 2019 was 1.5% compared with a benefit rate of 5.4% for the three months ending March 31, 2018. The Company maintains a full valuation allowance against the deferred tax assets resulting in only refundable credits and a small amount of state taxes being recognized in the tax expense for the first three months of 2019. The Company is in a net deferred tax liability position of $642 and $568 at March 30, 2019 and December 29, 2018, respectively, which is included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets.

The Company accounts for uncertainty in income tax positions in accordance with accounting guidelines related to uncertain tax positions. Unrecognized tax benefits were $448 and $441 at March 30, 2019 and December 29, 2018, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of March 30, 2019 and December 29, 2018.

Net Income (Loss)

Continuing operations reflected a loss of $6.6 million, or $0.42 per diluted share, in the first quarter of 2019 compared with a loss of $2.9 million, or $0.18 per diluted share, in the same period in 2018. Discontinued operations reflected a loss of $31 thousand, or $0.00 per diluted share, in the first quarter of 2019 compared with a loss of $23 thousand, or $0.00 per diluted share, in the same period in 2018. Including discontinued operations, we had net loss of $6.7 million, or $0.42 per diluted share, in the first quarter of 2019 compared with a net loss of $2.9 million, or $0.18 per diluted share, in the first quarter of 2018.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 30, 2019, cash used in operations was $3.2 million. Accounts receivable increased $1.1 million and inventories decreased $1.4 million. The increase in accounts receivable was due to the sales mix being more concentrated in our residential business which generally has selling terms that are more favorable to the customer.

Purchases of capital assets for the three months ended March 30, 2019 resulted in a $1 million cash out flow to the business. Depreciation and amortization for the three months ended March 30, 2019 were $3.1 million. We expect capital expenditures to be approximately $6 million in 2019 while depreciation and amortization is expected to be approximately $12.5 million. Planned capital expenditures in 2019 are primarily for new equipment.

During the three months ended March 30, 2019, cash provided by financing activities was $4.2 million. We had net borrowings on our revolving credit facility and notes payable of $12.0 million. These proceeds were offset by payments on other debt obligations of $7.2 million. The cash provided by financing was used to fund the operations during the quarter.

We believe our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements under current operating conditions. As of three months ended March 30, 2019, the unused borrowing under our revolving credit facility was $22.9 million. Our revolving credit facility requires us to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability is less than $16.5 million. As of the date hereof, our fixed charge coverage ratio was less than 1.1 to 1.0, at quarter end (0.60), accordingly the unused availability accessible by us was $6.4 million (the amount above $16.5 million) at March 30, 2019. We continually monitor our sources of funding and may seek additional sources of funding to supplement our current liquidity requirements as necessary. We are continuing to improve utilization of our inventories, thus freeing up working capital. Further, this period is usually our lowest point of availability under our loan agreements due to significant seasonality factors in the first quarter of the year when our sales are lowest. Significant additional cash expenditures above our normal liquidity requirements or significant deterioration in economic conditions could affect our

Table of Contents    27

business and require supplemental financing or other funding sources. There can be no assurance that such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us.

Contractual Obligations

The following table summarizes our future minimum payments under contractual obligations as of March 30, 2019.

	Undiscounted Payments Due by Period
	(dollars in millions)
	2019	2020	2021	2022	2023	Thereafter	Total
Debt	$3.3	$1.6	$101.2	$0.7	$0.4	$4.4	$111.6
Interest - debt (1)	0.6	0.5	0.5	0.4	0.4	0.3	$2.7
Finance leases	3.1	4.0	3.4	1.2	0.5	10.4	$22.6
Interest - finance leases	1.1	1.2	1.0	0.8	0.7	6.8	$11.6
Operating leases	2.2	2.3	2.0	1.5	0.9	3.5	$12.4
Purchase commitments	2.7	—	—	—	—	—	$2.7
Totals	13.0	9.6	108.1	4.6	2.9	25.4	$163.6

(1) Interest rates used for variable rate debt were those in effect at March 30, 2019

Changes to Critical Accounting Policies

Our critical accounting policies were outlined in Management's Discussion and Analysis of Results of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission. During the first quarter ended March 30, 2019, we adopted the provisions of ASC 842, “Leases”. See Note 2, Recent Accounting Pronouncements and Note 18, Leases, in the notes to the Consolidated Condensed Financial Statements, related to the impact of the adoption on our financial statements and accounting policies.

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

At March 30, 2019, $49,737, or approximately 37% of our total debt, was subject to floating interest rates.  A one-hundred basis point fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $368 thousand.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 30, 2019, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Table of Contents    28

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

Table of Contents    29

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

On November 16, 2018 the Superior Court of the State of California granted preliminary approval of a class action settlement in the matter of Carlos Garcia v. Fabrica International, Inc. et al Orange County Superior Court Case No. 30-2017-00949461-CU-OE-CXC. The court further approved the procedures for Settlement Class Members to opt-out of or object to the Settlement. The terms of the settlement provide that Fabrica, a wholly owned subsidiary of ours, has agreed to pay $1,514,000 (the “Gross Settlement Amount”) to fully resolve all claims in the Lawsuit, including payments to Settlement Class Members, Class Counsel’s attorneys’ fees and expenses, settlement administration costs, and the Class Representative’s Service Award. The amount of the proposed settlement was recorded during the quarter ended June 30, 2018. The deadline for class members to opt-out was February 1, 2019. The deadline for the plaintiff to file a motion for final approval of the class action settlement is March 29, 2019. The final fairness hearing took place on April 12, 2019 with final approval being granted.

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

We have been sued in the matter styled: The Canyons Grand Summit Resort Hotel Owners Association, Inc. v. The Dixie Group Inc. d/b/a Masland Contract Carpet, Case No. 190500139, in the Third District Court, State of Utah, Summit County, Silver Summit Department, which was filed on March 29, 2019. This claim seeks monetary damages of $500,000 over carpet sold for installation in a condominium complex. The Company intends to defend the matter vigorously and is unable to estimate the potential exposure to loss, if any, at this time.

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

Table of Contents    30

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

If our stock price remains below $1.00 for an extended time, our common stock may be subject to delisting from The NASDAQ Stock Market.

NASDAQ Marketplace Rule 5550(a)(2) requires that, for continued listing on the exchange, we must maintain a minimum bid price of $1 per share. Should the price of our stock close below $1 per share for 30 consecutive business days we will have 180 days to bring the price per share up above $1. As of March 30, 2019 our stock has closed below $1 per share for 8 consecutive business days. To the extent that we are unable to stay in compliance with the relevant NASDAQ bid price listing rule, there is a risk that our common stock may be delisted from NASDAQ, which would adversely impact liquidity of our common stock and potentially result in even lower bid process for our common stock.

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

Table of Contents    31

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

Our success depends on our ability to identify and originate product trends as well as to anticipate and react to changing consumer demands in a timely manner. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. In addition, long lead times for certain products may make it hard for us to quickly respond to changes in consumer demands. Recently we have seen the supply of white dyeable yarns for the commercial business decline and that has forced us to transition to new products faster than was originally intended. If we fail to successfully replace those products with equally desirable products to the marketplace, we will lose sales volume. Our new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of flooring products or away from these types of products altogether, and our future success depends in part on our ability to anticipate and respond to these changes. Failure to anticipate and respond in a timely manner to changing consumer preferences could lead to, among other things, lower sales and excess inventory levels, which could have a material adverse effect on our financial condition.

Raw material prices may vary and the inability to either offset or pass on such cost increases or avoid passing on decreases larger than the cost decrease to our customers could have a material adverse effect on our business, results of operations and financial condition.
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

Table of Contents    32

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

Various federal, state and local environmental laws govern the use of our current and former facilities. These laws govern such matters as:

•	Discharge to air and water;

•	Handling and disposal of solid and hazardous substances and waste, and

•	Remediation of contamination from releases of hazardous substances in our facilities and off-site disposal locations.

Table of Contents    33

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

The following table provides information regarding our repurchases of our Common Stock Shares during the three months ended March 30, 2019:

Fiscal Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
February 2, 2019	—	$—	—
March 2, 2019	—	—	—
March 30, 2019	11,299	1.06	11,299
Three Months Ended March 30, 2019	11,299	$—	11,299	$2,158,620

(1) During the three months ended March 30, 2019, 11,299 shares were withheld from employees in lieu of cash payments for withholding taxes due for a total amount of $11,977.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Table of Contents    34

Item 6. Exhibits

(a.)	Exhibits

31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Eleventh Consent and Amendment to Credit Agreement. (Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated January 17, 2019.)

10.2
Agreement For the Purchase and Sale of Real Property between Saraland Industrial, LLC and TDG Operations, LLC. (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated January 17, 2019.)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Table of Contents    35

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIXIE GROUP, INC.
(Registrant)

Date: May 6, 2019	By: /s/ JON A. FAULKNER
Jon A. Faulkner Vice President and Chief Financial Officer

Table of Contents    36