Form 10-Q
period 2019-06-29
DIXIE GROUP INC
filed 2019-08-08
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of August 1, 2019
Common Stock, $3 Par Value	15,536,244 shares
Class B Common Stock, $3 Par Value	836,669 shares
Class C Common Stock, $3 Par Value	0 shares

Table of Contents    1

THE DIXIE GROUP, INC.

Table of Contents    2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(amounts in thousands, except share data)

	June 29, 2019	December 29, 2018
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$20	$18
Receivables, net	47,362	42,542
Inventories, net	104,166	105,195
Prepaids and other current assets	6,529	5,204
TOTAL CURRENT ASSETS	158,077	152,959

PROPERTY, PLANT AND EQUIPMENT, NET	80,451	84,111
OPERATING LEASE RIGHT-OF-USE ASSETS	8,393	—
OTHER ASSETS	17,258	15,708
TOTAL ASSETS	$264,179	$252,778

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$27,521	$17,779
Accrued expenses	31,018	30,852
Current portion of long-term debt	6,345	7,794
Current portion of operating lease liabilities	1,973	—
TOTAL CURRENT LIABILITIES	66,857	56,425

LONG-TERM DEBT	120,805	120,251
OPERATING LEASE LIABILITIES	6,831	—
OTHER LONG-TERM LIABILITIES	19,296	17,118
TOTAL LIABILITIES	213,789	193,794

COMMITMENTS AND CONTINGENCIES (See Note 19)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 15,536,244 shares for 2019 and 15,522,588 shares for 2018	46,609	46,568
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 836,669 shares for 2019 and 839,304 shares for 2018	2,510	2,518
Additional paid-in capital	156,632	156,390
Accumulated deficit	(154,272)	(146,384)
Accumulated other comprehensive income (loss)	(1,089)	(108)
TOTAL STOCKHOLDERS' EQUITY	50,390	58,984
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$264,179	$252,778

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    3

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
NET SALES	$100,394	$106,438	$189,001	$205,297
Cost of sales	76,901	81,294	146,589	158,573
GROSS PROFIT	23,493	25,144	42,412	46,724

Selling and administrative expenses	21,114	23,802	42,774	46,921
Other operating expense, net	80	1,507	111	1,267
Facility consolidation and severance expenses, net	1,725	190	3,816	406
OPERATING INCOME (LOSS)	574	(355)	(4,289)	(1,870)

Interest expense	1,717	1,642	3,437	3,176
Other (income) expense, net	4	1	(38)	3
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(1,147)	(1,998)	(7,688)	(5,049)
Income tax provision (benefit)	34	(26)	134	(192)
LOSS FROM CONTINUING OPERATIONS	(1,181)	(1,972)	(7,822)	(4,857)
Income (loss) from discontinued operations, net of tax	(35)	157	(66)	135
NET LOSS	$(1,216)	$(1,815)	$(7,888)	$(4,722)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.07)	$(0.13)	$(0.49)	$(0.31)
Discontinued operations	(0.00)	0.01	0.00	0.01
Net loss	$(0.07)	$(0.12)	$(0.49)	$(0.30)

BASIC SHARES OUTSTANDING	15,885	15,763	15,847	15,739

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.07)	$(0.13)	$(0.49)	$(0.31)
Discontinued operations	(0.00)	0.01	(0.00)	0.01
Net loss	$(0.07)	$(0.12)	$(0.49)	$(0.30)

DILUTED SHARES OUTSTANDING	15,885	15,763	15,847	15,739

DIVIDENDS PER SHARE:
Common Stock	$—	$—	$—	$—
Class B Common Stock	—	—	—	—

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    4

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
NET LOSS	$(1,216)	$(1,815)	$(7,888)	$(4,722)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on interest rate swaps	(705)	323	(1,104)	1,128
Income taxes	—	—	—	—
Unrealized gain (loss) on interest rate swaps, net	(705)	323	(1,104)	1,128

Reclassification of loss into earnings from interest rate swaps (1)	93	177	149	406
Income taxes	—	—	10	—
Reclassification of loss into earnings from interest rate swaps, net	93	177	139	406

Reclassification of net actuarial gain into earnings from postretirement benefit plans (2)	(7)	(6)	(14)	(15)
Income taxes	—	—	—	—
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(7)	(6)	(14)	(15)

Reclassification of prior service credits into earnings from postretirement benefit plans (2)	(1)	(1)	(2)	(2)
Income taxes	—	—	—	—
Reclassification of prior service credits into earnings from postretirement benefit plans, net	(1)	(1)	(2)	(2)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(620)	493	(981)	1,517

COMPREHENSIVE LOSS	$(1,836)	$(1,322)	$(8,869)	$(3,205)

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

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Six Months Ended
	June 29, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(7,822)	$(4,857)
Income (loss) from discontinued operations	(66)	135
Net loss	(7,888)	(4,722)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,906	6,307
Provision for deferred income taxes	64	15
Net loss on property, plant and equipment disposals	62	82
Stock-based compensation expense	287	456
Bad debt expense	131	117
Changes in operating assets and liabilities:
Receivables	(4,952)	(3,045)
Inventories	1,029	(8,726)
Other current assets	(1,325)	(2,486)
Accounts payable and accrued expenses	10,826	6,537
Other operating assets and liabilities	(514)	314
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,626	(5,151)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	4	—
Purchase of property, plant and equipment	(2,043)	(1,422)
NET CASH USED IN INVESTING ACTIVITIES	(2,039)	(1,422)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	(2,956)	8,434
Payments on notes payable - buildings	(5,266)	(366)
Payments on notes payable related to acquisitions	—	(791)
Borrowings on notes payable - equipment and other	—	1,960
Payments on notes payable - equipment and other	(1,955)	(2,250)
Payments on finance leases	(2,089)	(2,234)
Borrowings on finance leases	11,500	—
Change in outstanding checks in excess of cash	(530)	1,880
Repurchases of Common Stock	(12)	(58)
Payments for debt issuance costs	(277)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,585)	6,575

INCREASE IN CASH AND CASH EQUIVALENTS	2	2
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18	19
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20	$21

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,714	$2,668
Interest paid for financing leases	685	386
Right-of-use assets obtained in exchange for new operating lease liabilities	397	—
Income taxes paid, net	77	73
Right-of-use assets obtained in exchange for new finance lease liabilities	52	74

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    6

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands, except share data)

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 30, 2017	45,839	2,584	157,139	(125,000)	(1,299)	79,263
Repurchases of Common Stock - 19,726 shares	(59)	—	4	—	—	(55)
Restricted stock grants issued - 297,292 shares	647	245	(892)	—	—	—
Class B converted into Common Stock - 6,250 shares	19	(19)	—	—	—	—
Stock-based compensation expense	—	—	227	—	—	227
Net loss	—	—	—	(2,908)	—	(2,908)
Other comprehensive income	—	—	—	—	1,024	1,024
Balance at March 31, 2018	46,446	2,810	156,478	(127,908)	(275)	77,551
Common Stock issued under Directors' Stock Plan - 39,711	119	—	(119)	—	—	—
Repurchases of Common Stock - 500 shares	(2)	—	—	—	—	(2)
Restricted stock grants forfeited - 6,196 shares	(18)	—	15	—	—	(3)
Stock-based compensation expense	—	—	231	—	—	231
Net loss	—	—	—	(1,815)	—	(1,815)
Other comprehensive income	—	—	—	—	493	493
Balance at June 30, 2018	46,545	2,810	156,605	(129,723)	218	76,455

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 29, 2018	46,568	2,518	156,390	(146,384)	(108)	58,984
Repurchases of Common Stock - 11,299 shares	(34)	—	22	—	—	(12)
Restricted stock grants forfeited - 6,681 shares	(20)	—	9	—	—	(11)
Class B converted into Common Stock - 2,635 shares	8	(8)	—	—	—	—
Stock-based compensation expense	—	—	168	—	—	168
Net loss	—	—	—	(6,672)	—	(6,672)
Other comprehensive loss	—	—	—	—	(361)	(361)
Balance at March 30, 2019	46,522	2,510	156,589	(153,056)	(469)	52,096
Common Stock issued under Directors' Stock Plan - 29,001	87	—	(87)	—	—	—
Stock-based compensation expense	—	—	130	—	—	130
Net loss	—	—	—	(1,216)	—	(1,216)
Other comprehensive loss	—	—	—	—	(620)	(620)
Balance at June 29, 2019	46,609	2,510	156,632	(154,272)	(1,089)	50,390

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    7

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements which do not include all the information and notes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Dixie Group, Inc.'s and its wholly-owned subsidiaries (the "Company") 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 29, 2018. Operating results for the three and six month periods ended June 29, 2019 are not necessarily indicative of the results that may be expected for the entire 2019 year.

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
Accounting Standards Yet to Be Adopted

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which amends the impairment model to utilize an expected loss methodology in place of the current incurred loss methodology, which will result in the more timely recognition of losses. For public entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company does not believe the adoption of this ASU, including the subsequently issued codification improvements update ("Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments," ASU 2019-04) and the targeted transition relief update ("Financial Instruments-Credit Losses (Topic 326)," ASU 2019-05), will have a significant impact on the consolidated condensed financial statements due to the nature of the Company's customers and the limited amount of write-offs in past years.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

the effectiveness of disclosures in the notes to financial statements. The amendments in this update remove, modify, and add certain disclosure requirements within Topic 820. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of this update and an entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until the effective date. Certain disclosure amendments are to be applied prospectively for only the most recent interim or annual period presented, while other amendments are to be applied retrospectively to all periods presented. The Company does not believe that the adoption of this ASU will have a significant impact on its consolidated condensed financial statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.” This update is a part of FASB’s disclosure framework project to improve the effectiveness of disclosures in the notes to financial statements. The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This standard is effective for fiscal years ending after December 15, 2020 and early adoption is permitted. Upon adoption, this update is to be applied on a retrospective basis to all periods presented. The Company does not believe that the adoption of this ASU will have a significant impact on its consolidated condensed financial statements.

NOTE 3 - REVENUE

Revenue Recognition Policy

The Company derives its revenues primarily from the sale of floorcovering products and processing services. Revenues are recognized when control of these products or services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products and services. Sales, value add, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Shipping and handling fees charged to customers are reported within revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The Company does not have any significant financing components as payment is received at or shortly after the point of sale. The Company determined revenue recognition through the following steps:

•	Identification of the contract with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, the performance obligation is satisfied

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue by end-user markets for the three and six month periods ended June 29, 2019 and June 30, 2018:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Residential floorcovering products	$73,092	$75,034	$136,518	$142,129
Commercial floorcovering products	26,708	30,954	51,218	62,242
Other services	594	450	1,265	926
Total net sales	$100,394	$106,438	$189,001	$205,297

Residential floorcovering products. Residential floorcovering products include broadloom carpet, rugs, luxury vinyl flooring and engineered hardwood. These products are sold into the designer, retailer, mass merchant and builder markets.

Commercial floorcovering products. Commercial floorcovering products include broadloom carpet, carpet tile, rugs, and luxury vinyl flooring. These products are sold into the corporate, hospitality, healthcare, government, and education markets through the use of designers, architects, flooring contractors and independent retailers.

Other services. Other services include carpet yarn processing and carpet dyeing services.

Table of Contents    9

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Contract Balances

Other than receivables that represent an unconditional right to consideration, which are presented separately (See Note 4), the Company does not recognize any contract assets which give conditional rights to receive consideration, as the Company does not incur costs to obtain customer contracts that are recoverable. The Company often receives cash payments from customers in advance of the Company’s performance for limited production run orders resulting in contract liabilities. These contract liabilities are classified in accrued expenses in the Consolidated Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue, which is typically less than a year. The net decrease or increase in the contract liabilities is primarily driven by order activity for limited runs requiring deposits offset by the recognition of revenue and application of deposit on the receivables ledger for such activity during the period. The activity in the advanced deposits for the three and six month periods ended June 29, 2019 and June 30, 2018 is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Beginning contract liability	$5,089	$5,296	$6,013	$5,717
Revenue recognized from contract liabilities included in the beginning balance	(3,326)	(4,711)	(4,817)	(5,005)
Increases due to cash received, net of amounts recognized in revenue during the period	3,536	6,139	4,103	6,012
Ending contract liability	$5,299	$6,724	$5,299	$6,724

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

Bill-and-Hold Arrangement

At the customer's request, the Company entered into a bill-and-hold arrangement with one customer. At the point of billing and recognition of revenue by the Company, the Company retained physical possession of the inventory, segregated the inventory and no longer had the ability to use or direct it to another customer. The inventory was available to be physically transferred to the customer at their request. During the three months ended March 30, 2019 the Company recognized revenue of $1,311 and during

Table of Contents    10

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

the three months ended June 29, 2019 the Company recognized revenue for another transaction of $61. As of June 29, 2019, substantially all of both orders had been shipped to the customer.

NOTE 4 - RECEIVABLES, NET

Receivables are summarized as follows:

	June 29, 2019	December 29, 2018
Customers, trade	$45,062	$40,121
Other receivables	2,577	2,595
Gross receivables	47,639	42,716
Less: allowance for doubtful accounts	(277)	(174)
Receivables, net	$47,362	$42,542

Bad debt expense was $42 and $131 for the three and six months ended June 29, 2019 and $57 and $117 for the three and six months ended June 30, 2018, respectively.

NOTE 5 - INVENTORIES, NET

Inventories are summarized as follows:

	June 29, 2019	December 29, 2018
Raw materials	$37,002	$36,875
Work-in-process	16,661	20,274
Finished goods	68,268	67,085
Supplies and other	226	190
LIFO reserve	(17,991)	(19,229)
Inventories, net	$104,166	$105,195

In the quarter ended March 30, 2019, the Company incurred an interim inventory liquidation due to a consignment agreement with a primary vendor of raw materials. The former inventory levels are not expected to be reinstated. The Company recognized the effect within the quarter which resulted in liquidations of LIFO inventories carried at prevailing costs established in prior years and reduced cost of sales by $281.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	June 29, 2019	December 29, 2018
Land and improvements	$8,528	$8,528
Buildings and improvements	63,282	63,389
Machinery and equipment	180,937	183,900
Assets under construction	4,008	2,675
	256,755	258,492
Accumulated depreciation	(176,304)	(174,381)
Property, plant and equipment, net	$80,451	$84,111

Depreciation of property, plant and equipment, including amounts for finance leases, totaled $2,734 and $5,777 in the three and six months ended June 29, 2019, respectively, and $3,036 and $6,051 in the three and six months ended June 30, 2018, respectively.

Table of Contents    11

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 7 - GOODWILL AND OTHER INTANGIBLES

In the fourth quarter of 2018, it was determined that the carrying value of the Company's goodwill was greater than the calculated fair value and that its intangible assets, based on revised projections, were no longer recoverable. As a result of these full impairments, there was no amortization expense for the three and six months ended June 29, 2019. Amortization expense for the three and six months ended June 30, 2018 was $76 and $153, respectively.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	June 29, 2019	December 29, 2018
Compensation and benefits	$8,933	$8,186
Provision for customer rebates, claims and allowances	8,850	9,300
Advanced customer deposits	5,299	6,013
Outstanding checks in excess of cash	2,611	3,141
Other (1)	5,325	4,212
Accrued expenses	$31,018	$30,852

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

NOTE 9 - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products. Product warranty reserves are included in accrued expenses in the Company's Consolidated Condensed Balance Sheets. The following is a summary of the Company's product warranty activity:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
				(As Adjusted)
Product warranty reserve at beginning of period	$1,035	$1,248	$1,069	$1,356
Warranty liabilities accrued	634	623	1,143	1,236
Warranty liabilities settled	(563)	(626)	(1,091)	(1,318)
Changes for pre-existing warranty liabilities	(24)	(2)	(39)	(31)
Product warranty reserve at end of period	$1,082	$1,243	$1,082	$1,243

NOTE 10 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	June 29, 2019	December 29, 2018
Revolving credit facility	$96,264	$99,219
Notes payable - buildings	6,421	11,688
Finance lease - buildings	11,383	—
Finance lease obligations	10,176	12,096
Notes payable - equipment and other	3,573	5,528
Deferred financing costs, net	(667)	(486)
Total long-term debt	127,150	128,045
Less: current portion of long-term debt	6,345	7,794
Long-term debt	$120,805	$120,251

Table of Contents    12

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

At the Company's election, advances of the revolving credit facility bear interest at annual rates equal to either (a) LIBOR for one, two or three-month periods, as selected by the Company, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate plus 1.00%, plus an applicable margin ranging between 0.50% and 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. As of June 29, 2019, the applicable margin on the Company's revolving credit facility was 1.75%. The Company pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.375% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 4.58% at June 29, 2019 and December 29, 2018, respectively.

The revolving credit facility includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations. The revolving credit facility restricts the Company's borrowing availability if its fixed charge coverage ratio is less than 1.1 to 1.0. During any period that the fixed charge coverage ratio is less than 1.1 to 1.0, the Company's borrowing availability is reduced by $16,500. As of June 29, 2019, the unused borrowing availability under the revolving credit facility was $26,565; however, since the Company's fixed charge coverage ratio was less than 1.1 to 1.0, the unused availability accessible by the Company was $10,065 (the amount above $16,500) at June 29, 2019.

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

Finance Lease - Buildings

On January 14, 2019, the Company, entered into a purchase and sale agreement (the “Purchase and Sale Agreement”) with Saraland Industrial, LLC, an Alabama limited liability company (the “Purchaser”). Pursuant to the terms of the Purchase and Sale Agreement, the Company sold its Saraland facility, and approximately 17.12 acres of surrounding property located in Saraland, Alabama (the “Property”) to the Purchaser for a purchase price of $11,500. Concurrent with the sale of the Property, the Company and the Purchaser entered into a twenty-year lease agreement (the “Lease Agreement”), whereby the Company will lease back the Property at an annual rental rate of $977, subject to annual rent increases of 1.25%. Under the Lease Agreement, the Company has two (2) consecutive options to extend the term of the Lease by ten years for each such option. This transaction was recorded as a failed sale and leaseback. The Company recorded a liability for the amounts received, will continue to depreciate the asset, and has imputed an interest rate so that the net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term. Concurrently with the sale, the Company paid off the approximately $5,000 mortgage on the property to First Tennessee Bank National Association and terminated the related fixed interest rate swap agreement.

Finance Lease Obligations

The Company's finance lease obligations have terms ranging from 3 to 7 years, bear interest ranging from 3.55% to 7.76% and are due in monthly or quarterly installments through their maturity dates. The Company's finance lease obligations are secured by the specific equipment leased.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 11 - LEASES

The Company determines if an arrangement is an operating lease or a financing lease at inception. Lease assets and obligations are recognized at the lease commencement date based on the present value of lease payments over the term of the lease. The Company generally uses its incremental borrowing rate, which is based on information available at the lease commencement date, to determine the present value of lease payments.

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

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	June 29, 2019
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$8,393

Current portion of operating lease liabilities	Current portion of operating lease liabilities	1,973
Noncurrent portion of operating lease liabilities	Operating lease liabilities	6,831
Total operating lease liabilities		$8,804

Finance Leases:
Finance lease right-of-use assets	Property, plant, and equipment, net	$16,553

Current portion of finance lease liabilities	Current portion of long-term debt	4,150
Noncurrent portion of finance lease liabilities	Long-term debt	17,409
		$21,559

Lease cost recognized in the consolidated condensed financial statements is summarized as follows:

	Three Months Ended	Six Months Ended
	June 29, 2019	June 29, 2019
Operating lease cost	$815	$1,723

Finance lease cost:
Amortization of lease assets	750	1,498
Interest on lease liabilities	335	685
Total Finance lease costs	$1,085	$2,183

Table of Contents    14

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Other supplemental information related to leases is summarized as follows:

June 29, 2019
Weighted average remaining lease term (in years):
Operating leases	6.20
Finance leases	11.62

Weighted average discount rate:
Operating leases	8.47%
Finance leases	6.65%

Cash paid for amounts included in the measurement of lease liabilities for the six months ended June 29, 2019:
Operating cash flows from operating leases	794
Operating cash flows from finance leases	685
Financing cash flows from finance leases	2,089

The following table summarizes the Company's undiscounted future minimum lease payments under non-cancellable contractual obligations for operating and financing liabilities as of June 29, 2019:

Fiscal Year	Operating Leases	Finance Leases
2019	1,422	2,768
2020	2,360	5,207
2021	1,986	4,347
2022	1,559	2,015
2023	877	1,283
Thereafter	3,347	17,082
Total future minimum lease payments (undiscounted)	11,551	32,702
Less: Present value discount	(2,747)	(11,143)
Total lease liability	8,804	21,559

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Condensed Balance Sheets as of June 29, 2019 and December 29, 2018:

	June 29, 2019	December 29, 2018	Fair Value Hierarchy Level
Assets:
Interest rate swaps (1)	$—	$36	Level 2

Liabilities:
Interest rate swaps (1)	$1,924	$1,008	Level 2

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

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three and six months ending June 29, 2019 or June 30, 2018. If any, the Company recognizes the transfers at the end of the reporting period.

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	June 29, 2019		December 29, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$20	$20	$18	$18
Notes receivable	—	—	282	282
Interest rate swaps	—	—	36	36
Financial liabilities:
Long-term debt, including current portion	105,591	103,518	115,949	112,519
Finance leases, including current portion	21,559	18,918	12,096	11,723
Operating leases, including current portion	8,880	8,880	—	—
Interest rate swaps	1,924	1,924	1,008	1,008

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

The following is a summary of the Company's interest rate swaps outstanding as of June 29, 2019:

Type	Notional Amount		Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$25,000		September 1, 2016 through September 1, 2021	3.105%	1 Month LIBOR
Interest rate swap	$25,000		September 1, 2015 through September 1, 2021	3.304%	1 Month LIBOR
Interest rate swap	$6,421	(1)	November 7, 2014 through November 7, 2024	4.500%	1 Month LIBOR

(1) Interest rate swap notional amount amortizes by $35 monthly to maturity.

Table of Contents    16

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table summarizes the fair values of derivative instruments included in the Company's financial statements:

	Location on Consolidated Balance Sheets	Fair Value
		June 29, 2019	December 29, 2018
Asset Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Prepaids and other current assets	$—	$14
Interest rate swaps, long-term portion	Other assets	—	22
Total Asset Derivatives		$—	$36

Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued expenses	$682	$335
Interest rate swaps, long-term portion	Other long-term liabilities	1,242	673
Total Liability Derivatives		$1,924	$1,008

The following tables summarize the pre-tax impact of derivative instruments on the Company's financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(705)	$323	$(1,104)	$1,128

	Amount of Gain (Loss) Reclassified from AOCIL on the effective portion into Earnings (1)(2)
	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(93)	$(177)	$(149)	$(406)

(1)	The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's consolidated condensed financial statements.

(2)	The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to June 29, 2019 is $682.

The Company recorded a gain of $38 for the settlement of the fixed interest rate swap agreement associated with the Saraland sale and leaseback.

NOTE 14 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers approximately 85% of the Company's current associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution (credit) expense for this 401(k) plan was $(7) and $(33) for the three months ended June 29, 2019 and June 30, 2018, respectively, and $223 and $231 for the six months ended June 29, 2019 and June 30, 2018, respectively. The reduction in the matching contribution expense for the three months ended June 29, 2019 and June 30, 2018 was a result of revising the estimated match for the year.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $43 and $38 for the three months ended June 29, 2019 and June 30, 2018, respectively, and $77 and $67 for the six months ended June 29, 2019 and June 30, 2018, respectively.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations owed to participants under this plan were $15,496 at June 29, 2019 and $13,943 at December 29, 2018 and are included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $15,495 at June 29, 2019 and $13,822 at December 29, 2018 and is included in other assets in the Company's Consolidated Condensed Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. Expenses related to the multi-employer pension plan were $87 and $81 for the three months ended June 29, 2019 and June 30, 2018, respectively, and $170 and $173 for the six months ended June 29, 2019 and June 30, 2018, respectively. If the Company were to withdraw from the multi-employer plan, a withdrawal liability would be due, the amount of which would be determined by the plan. The withdrawal liability, as determined by the plan, would be a function of contribution rates, fund status, discount rates and various other factors at the time of any such withdrawal.

NOTE 15 - INCOME TAXES

The effective tax rate for the six months ending June 29, 2019 was 1.7% compared with a benefit rate of 3.8% for the six months ending June 30, 2018. The Company maintains a full valuation allowance against the deferred tax assets resulting in only refundable credits and a small amount of state taxes being recognized in the tax expense for the first six months of 2019. The Company is in a net deferred tax liability position of $642 and $568 at June 29, 2019 and December 29, 2018, respectively, which is included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $455 and $441 at June 29, 2019 and December 29, 2018, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of June 29, 2019 and December 29, 2018.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Basic earnings (loss) per share:
Loss from continuing operations	$(1,181)	$(1,972)	$(7,822)	$(4,857)
Less: Allocation of earnings to participating securities	—	—	—	—
Loss from continuing operations available to common shareholders - basic	$(1,181)	$(1,972)	$(7,822)	$(4,857)
Basic weighted-average shares outstanding (1)	15,885	15,763	15,847	15,739
Basic earnings (loss) per share - continuing operations	$(0.07)	$(0.13)	$(0.49)	$(0.31)

Diluted earnings (loss) per share:
Loss from continuing operations available to common shareholders - basic	$(1,181)	$(1,972)	$(7,822)	$(4,857)
Add: Undistributed earnings reallocated to unvested shareholders	—	—	—	—
Loss from continuing operations available to common shareholders - basic	$(1,181)	$(1,972)	$(7,822)	$(4,857)
Basic weighted-average shares outstanding (1)	15,885	15,763	15,847	15,739
Effect of dilutive securities:
Stock options (2)	—	—	—	—
Directors' stock performance units (2)	—	—	—	—
Diluted weighted-average shares outstanding (1)(2)	15,885	15,763	15,847	15,739
Diluted earnings (loss) per share - continuing operations	$(0.07)	$(0.13)	$(0.49)	$(0.31)

(1)	Includes Common and Class B Common shares, excluding 476 thousand unvested participating securities.

(2)
Shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded to the extent they are anti-dilutive. Aggregate shares excluded for the three and six months ended June 29, 2019 and were 383 thousand and for the three and six months ended June 30, 2018 were 426 thousand.

NOTE 17 - STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Condensed Statements of Operations. The number of shares to be issued is determined by dividing the specified dollar value of the award by the market value per share on the grant date. The Company's stock compensation expense was $130 and $287 for the three and six months ended June 29, 2019, respectively, and $228 and $455 for the three and six months ended June 30, 2018, respectively.

Table of Contents    19

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 18 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 29, 2018	$(383)	$275	$(108)
Unrealized gain on interest rate swaps	(1,104)	—	(1,104)
Reclassification of loss into earnings from interest rate swaps, net of tax of $10	139	—	139
Reclassification of net actuarial gain into earnings from postretirement benefit plans	—	(14)	(14)
Reclassification of prior service credits into earnings from postretirement benefit plans	—	(2)	(2)
Balance at June 29, 2019	$(1,348)	$259	$(1,089)

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

2019. The deadline for the plaintiff to file a motion for final approval of the class action settlement was March 29, 2019. The final fairness hearing took place on April 12, 2019 with final approval being granted.

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

See Note 21 under the Notes to Consolidated Condensed Financial Statements for discussion of a series of workers compensation claims filed related to the closure of manufacturing facilities in California.

NOTE 20 - OTHER (INCOME) EXPENSE, NET

Other operating (income) expense, net is summarized as follows:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Other operating expense, net:
Loss on property, plant and equipment disposals	$1	$82	$62	$82
(Gain) loss on currency exchanges	82	5	104	(3)
Amortization of intangibles	—	76	—	153
Retirement (income) expenses	9	(120)	(24)	(66)
Settlement of class action litigation	—	1,514	—	1,514
Miscellaneous (income) expense	(12)	(50)	(31)	(413)
Other operating expense, net	$80	$1,507	$111	$1,267

Other (income) expense, net is summarized as follows:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Other (income) expense, net:
Post-retirement income	$(4)	$(5)	(7)	(9)
Interest income	—	—	(38)	—
Miscellaneous (income) expense	8	6	7	12
Other (income) expense, net	$4	$1	$(38)	$3

Table of Contents    21

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

2017 Profit Improvement Plan

During the fourth quarter of 2017, the Company announced a Profit Improvement Plan to improve profitability through lower cost and streamlined decision making and aligning processes to maximize efficiency. The plan includes consolidating the management of the Company's two commercial brands, Atlas Carpet Mills and Masland Contract, under one management team, sharing operations in sales, marketing, product development and manufacturing. Specific to this plan, the Company is focusing nearly all commercial solution dyed make-to-order production in its Atmore, Alabama operations where the Company has developed such make-to-order capabilities over the last 5 years. Further, the Company is aligning its west coast production facilities, better utilizing its west coast real estate by moving production to its Santa Ana, California and Atmore, Alabama operations and preparing for more efficient distribution of its west coast products. Furthermore, the Company is re-configuring its east coast distribution facilities to provide more efficient distribution of its products. In addition, the Company realized reductions in related support functions such as accounting and information services.

Expenses in the Profit Improvement Plan for the three months ended June 29, 2019 included $1,052 for post employment workers' compensation claims filed post employment by certain employees who were terminated as part of the closure and reorganization of the Company's west coast facilities. The Company is investigating these claims.

Costs related to the facility consolidation plans are summarized as follows:

					As of June 29, 2019
	Accrued Balance at December 29, 2018	2019 Expenses To Date (1)	2019 Cash Payments	Accrued Balance at June 29, 2019	Total Costs Incurred To Date	Total Expected Costs
Corporate Office Consolidation Plan	$98	$8	$42	$64	$824	$824
Profit Improvement Plan	846	3,808	4,271	383	7,602	8,294
Total All Plans	$944	$3,816	$4,313	$447	$8,426	$9,118

Asset Impairments	$—	$3	$—	$—	$3,323	$3,323

	Accrued Balance at December 30, 2017	2018 Expenses To Date (1)	2018 Cash Payments	Accrued Balance at June 30, 2018
Corporate Office Consolidation Plan	$171	$4	$40	$135
Profit Improvement Plan	334	402	653	83
Totals	$505	$406	$693	$218

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
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 22 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	Three Months Ended		Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Income (loss) from discontinued operations:
Workers' compensation credits from former textile operations	$3	$208	31	214
Environmental remediation costs from former textile operations	(38)	(51)	(97)	(79)
Income (loss) from discontinued operations, before taxes	$(35)	$157	(66)	135
Income tax benefit	—	—	—	—
Income (loss) from discontinued operations, net of tax	$(35)	$157	$(66)	$135

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

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $1,749 as of June 29, 2019 and $1,728 as of December 29, 2018. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from the Company's estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

NOTE 23 - RELATED PARTY TRANSACTIONS

The Company was a party to a five-year lease with the seller of Atlas Carpet Mills, Inc. to lease three manufacturing facilities as part of the acquisition in 2014. The original lease agreements have expired and the Company has entered into new agreements for two of the three manufacturing facilities. The new lease agreements will expire on September 30, 2019. The lessor was controlled by an associate of the Company until March of 2019. Rent paid to the lessor during the three and six months ended June 29, 2019 was $123 and $374, respectively. Rent paid to the lessor during the three and six months ended June 30, 2018 was $251 and $501, respectively. The lease was based on current market values for similar facilities.

The Company purchases a portion of its product needs in the form of fiber, yarn and carpet from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of the Company. An affiliate of Mr. Shaw holds approximately 7.2% of the Company's Common Stock, which represents approximately 3.5% of the total vote of all classes of the Company's Common Stock. Engineered Floors is one of several suppliers of such materials to the Company. Total purchases from Engineered Floors during the three and six months ended June 29, 2019 were approximately $1,599 and $3,034, respectively; or approximately 2.1% of the Company's cost of goods sold. Total purchases from Engineered Floors during the three and six months ended June 30, 2018 were approximately $2,855 and $4,570, respectively; or approximately 3.5% and 2.9%, respectively, of the Company's cost of goods sold. Purchases from Engineered Floors are based on market value negotiated prices. The Company has no contractual commitments with Mr. Shaw associated with its business relationship with Engineered Floors. Transactions with Engineered Floors are reviewed annually by the Company's board of directors.

The Company is a party to a ten-year lease with the Rothman Family Partnership to lease a facility as part of the Robertex acquisition in 2013. The controlling principle of the lessor was an associate of the Company until June 30, 2018. Rent paid to the lessor during the three and six months ended June 29, 2019 was $70 and $140, respectively. Rent paid to the lessor during the three and six months ended June 30, 2018 was $69 and $138, respectively. The lease was based on current market values for similar facilities. In addition, the Company had a note payable to Robert P. Rothman related to the acquisition of Robertex Inc. The note matured on June 30, 2018.

Table of Contents    23

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 24 - SUBSEQUENT EVENT

On August 7, 2019, the Company entered into a letter of intent to sell its facility in Santa Ana, California. The transaction is subject to entering into a definitive purchase and lease agreement. Under the lease agreement, the company will lease the property for 10 years with two 5 year renewal options. The property consists of 10 acres with one building totaling approximately 200,000 square feet. The transaction is anticipated to close in early October, 2019. The purchase price is in excess of $40,000 and is anticipated to generate an after tax gain on sale in excess of $20,000.

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

Our business is primarily concentrated in areas of the soft floorcovering markets which include broadloom carpet, carpet tiles and rugs.  However, over the past few years, there has been a significant shift in the flooring marketplace as hard surface products have grown at a rate much faster than soft surface products. We have responded to this accelerated shift to hard surface flooring by launching several initiatives in both our residential and commercial brands. Our commercial brands offer luxury vinyl flooring (“LVF”) products under the Calibré brand in the commercial markets. Our residential brands, Dixie Home and Masland Residential, offer Stainmaster® PetProtect™ and TRUCOR™ vinyl flooring. Our new residential branded TRUCOR™ SPC luxury vinyl flooring program has begun to gain traction in the market and we will begin expanding our Fabrica wood program during the second half of 2019. In addition, we have expanded our soft surface product lines to take advantage of opportunities we perceive in the marketplace. In April 2019, we launched Masland California Classics. This collection of 16 styles is finished and distributed out of our Santa Anna, California facility. In our Dixie Home line, we are expanding the Pacific Living quick ship program, growing our offering from 10 to 19 styles with new retail displays and updated colors. Our Masland and Dixie Home customers in the western United States will benefit from the expansion of this program. Our Envision 6.6 collection, introduced in April of 2019, has been well received in the marketplace. This new program is an extension of our Dixie Home line of products with high-end designs at moderate price points aimed at reaching a wider range of customers. We have also updated our eNergy main street commercial collection to bring the latest styling and color selection to this segment of the market.

We began our Profit Improvement Plan in late 2017. This Plan included a review of all of our business processes though the primary focus was on the complete restructuring of our commercial business. Subsequent to our starting this plan, a decision by one of our key suppliers to exit the production of commercial piece dyeable yarns caused us to expand the commercial restructuring to be a complete integration of all aspects of the business.

As a result of this action, we have completed the combination of our Atlas and Masland business into one commercial business, now known as Atlas | Masland Contract. We have spent, through the second quarter of 2019, approximately $17.4 million in costs to implement the Profit Improvement Plan along with related inventory, intangible asset, and goodwill write-downs. We estimate the total costs of the Plan and related costs, once complete by the end of 2019, to be $18.2 million. The total annualized cost reductions of these restructuring efforts, once fully implemented, is approximately $18.7 million annually, as compared to our cost structure in 2017 when we began this process.

Invista has made the decision to exit the production of most piece dyeable yarns for the commercial market, a major source of differentiation for the Atlas product line. Accordingly, we have begun to phase out products dependent on those yarns, and have begun introducing new products to replace those being phased out. The consolidation of our two commercial businesses has aided our response to this change, by reducing costs and simplifying our sales and product development efforts. That consolidation is now substantially complete.

During the second quarter of 2019, our net sales decreased 5.7% compared with the second quarter of 2018. Sales of residential products decreased 2.6% during the quarter versus the prior year quarter while the portion of the industry we participate in was

Table of Contents    25

estimated to be down 9%. Commercial product sales decreased 13.7% versus the prior year quarter while the industry, we believe, was up slightly.

RESULTS OF OPERATIONS

Three and Six Months Ended June 29, 2019 Compared with Three and Six Months Ended June 30, 2018

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	76.6%	76.4%	77.6%	77.2%
Gross Profit	23.4%	23.6%	22.4%	22.8%
Selling and Administrative Expenses	21.0%	22.4%	22.6%	22.9%
Other Operating (Income) Expenses, Net	0.1%	1.4%	0.1%	0.6%
Facility Consolidation and Severance Expenses, Net	1.7%	0.2%	2.0%	0.2%
Operating Income (Loss)	0.6%	(0.4)%	(2.3)%	(0.9)%

Net Sales

Net sales for the quarter ended June 29, 2019 were $100.4 million, a decrease of 5.7% compared with net sales of $106.4 million for the year-earlier quarter. In the second quarter of 2019, residential floorcovering sales decreased 2.6% and net sales of commercial floorcovering decreased 13.7% compared with the second quarter of 2018.

Net sales for the six months ended June 29 2019 were $189.0 million, a decrease of 7.9% from the net sales of $205.3 million in the six months ended June 30, 2018. In the first six months of 2019, net sales of residential products decreased 3.9% and net sales of commercial products decreased 17.7% compared to the first six months of 2018.

Gross Profit

Gross profit as a percentage of net sales was 23.4% in the second quarter of 2019 compared with 23.6% in the second quarter of 2018, or a .2 percentage point decrease as a percentage of sales. Lower sales negatively impacted the results for the quarter contributing to under absorbed costs in our manufacturing operations.

Gross profit declined .4% as a percentage of net sales in the first six months of 2019 compared with the first six months of 2018. This decline was the result of lower sales volume resulting in under absorbed manufacturing costs.

Selling and Administrative Expenses

Selling and administrative expenses were $21.1 million in the second quarter of 2019 compared with $23.8 million in the year earlier period. Selling and administrative expenses as a percent of sales decreased by 1.4% over the same period in the prior year. Selling and administrative spending decreased primarily as a result of cost savings from the actions taken in the Profit Improvement Plan during 2018.

Selling and administrative expenses were $42.8 million in the first six months of 2019 compared to $46.9 million in the same period of 2018. The decrease in expenses was primarily the result of cost reductions from the Profit Improvement Plan.

Table of Contents    26

Other Operating (Income) Expense, Net

Other operating (income) expense, was a net expense of $82 thousand in the second quarter of 2019 compared with net expense of $1.5 million in the second quarter of 2018. Second quarter 2019 net expense was primarily driven by exchange rate adjustments. The net expense in the second quarter of 2018 was primarily due to the settlement of a class action litigation.

For the six months ended June 29, 2019, other operating (income) expense was a net expense of $108 thousand compared to a net expense of $1.3 million in the first six months of 2018. The high expense in 2018 was the result of the settlement of a class action litigation.

Facility Consolidation and Severance Expenses, Net

Facility consolidation and severance expenses associated with the Profit Improvement Plan totaled $1.7 million in the second quarter of 2019 compared with expense of $190 thousand in the second quarter of 2018. The expenses in the second quarter of 2019 included approximately $1 million in post termination workers' compensation claims for employees who were terminated as part of the plant restructuring in the Profit Improvement Plan. We are vigorously investigating these claims. Additional costs were mainly comprised of facility consolidations and the related costs of relocating inventory.

For the six months ended June 29, 2019, facility consolidation and severance expenses totaled $3.8 million compared to $406 thousand in the same six month period of the prior year. The expenses for the first six months of 2019 reflect the higher activity in the period for exiting the plant on the West Coast as part of the Profit Improvement Plan.

Operating Income (Loss)

We reported an operating income of $574 thousand in the second quarter of 2019 compared with an operating loss of $355 thousand in the second quarter of 2018. Reduced spending in selling and administrative expenses and other operating expenses was offset by lower sales and higher facility consolidation expenses in the three months ended June 29, 2019 compared to the three months ended June 30, 2018.

For the six months ended June 29, 2019, we reported an operating loss of $4.3 million compared to an operating loss of $1.9 million in the six months ended June 30, 2018. The results for the six months ended June 29, 2019 compared to the six months ended June 30, 2018 were negatively impacted by lower sales and higher facility consolidation expenses partially offset by lower expenses in other operating expenses and selling and administration expenses.

Interest Expense

Interest expense increased $75 thousand in the first quarter of 2019 compared with the first quarter of 2018 principally a result of higher interest rates in 2019.

For the six months ended June 29, 2019 compared to the six months ended June 30, 2018, interest expense increased $261 thousand as a result of increased interest rates.

Income Tax Provision (Benefit)

We recorded an income tax provision of $34 thousand in the second quarter of 2019 compared to an income tax benefit of $26 thousand in the second quarter of 2018.

The effective tax rate for the three months ending June 29, 2019 was 1.7% compared with a benefit rate of 3.8% for the three months ending June 30, 2018. The Company maintains a full valuation allowance against the deferred tax assets resulting in only refundable credits and a small amount of state taxes being recognized in the tax expense for the first six months of 2019. The Company is in a net deferred tax liability position of $642 and $568 at June 29, 2019 and December 29, 2018, respectively, which is included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets.

The Company accounts for uncertainty in income tax positions in accordance with accounting guidelines related to uncertain tax positions. Unrecognized tax benefits were $455 and $441 at June 29, 2019 and December 29, 2018, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of June 29, 2019 and December 29, 2018.

Table of Contents    27

Net Income (Loss)

Continuing operations reflected a loss of $1.2 million, or $0.07 per diluted share, in the second quarter of 2019 compared with a loss of $2.0 million, or $0.13 per diluted share, in the same period in 2018. Discontinued operations reflected a loss of $35 thousand, or $0.00 per diluted share, in the second quarter of 2019 compared with an income of $157 thousand, or $0.01 per diluted share, in the same period in 2018. Including discontinued operations, we had a net loss of $1.2 million, or $0.07 per diluted share, in the second quarter of 2019 compared with a net loss of $1.8 million, or $0.12 per diluted share, in the second quarter of 2018.

For the six months ended June 29, 2019, we had a loss from continuing operations of $7.8 million or $0.49 per diluted share. For the same period in 2018 we had a loss of $4.9 million or $0.31 per diluted share. Discontinued operations resulted in a loss of $66 thousand or $0.00 per diluted share for the six months ended June 29, 2019 compared to an income of $135 thousand or $0.01 per diluted share in the first six months of 2018. Including discontinued operations, we had a net loss of $7.9 million or $0.49 per diluted share in the six month period ended June 29, 2019 compared with a net loss of $4.7 million or $0.30 per diluted share in the six months ended June 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 29, 2019, cash provided by operations was $3.6 million. Accounts payable increased $9.7 million and inventories decreased $1.0 million. This was offset by accounts receivable increase of $4.8 million. The increase in accounts receivable and decrease in inventory was due to increased sales activity at the end of the current period. Accounts payable increased due to low year end levels compared to higher purchasing at period end related to the higher sales activity.

Purchases of capital assets for the three months ended June 29, 2019 resulted in a $2 million cash out flow to the business. Depreciation and amortization for the three months ended June 29, 2019 were $5.9 million. We expect capital expenditures to be approximately $4 million in 2019 while depreciation and amortization is expected to be approximately $11.6 million. Planned capital expenditures in 2019 are primarily for new equipment.

During the six months ended June 29, 2019, cash used in financing activities was $1.6 million. We had net borrowings on finance leases of $9.4 million. We had reductions to our revolving credit facility and notes payable of $10.2 million. These proceeds were offset by payments on other debt obligations of $819 thousand. The cash provided by financing was used to fund the operations during the quarter.

We believe our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements under current operating conditions. As of the six months ended June 29, 2019, the unused borrowing under our revolving credit facility was $26.6 million. Our revolving credit facility requires us to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability is less than $16.5 million. Based upon the results for the period ended June 29, 2019, our fixed charge coverage ratio was less than 1.1 to 1.0, at quarter end (0.15), accordingly the unused availability accessible by us was $10.1 million (the amount above $16.5 million) at June 29, 2019. We continually monitor our sources of funding and may seek additional sources of funding to supplement our current liquidity requirements as necessary. We are continuing to improve utilization of our inventories, thus freeing up working capital. Significant additional cash expenditures above our normal liquidity requirements or significant deterioration in economic conditions could affect our business and require supplemental financing or other funding sources. There can be no assurance that such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us.
Contractual Obligations

The following table summarizes our future minimum payments under contractual obligations as of June 29, 2019.

	Future Undiscounted Payments Due by Period
	(dollars in millions)
	2019	2020	2021	2022	2023	Thereafter	Total
Debt	$1.4	$1.6	$100.7	$0.7	$0.4	$4.5	$109.3
Interest - debt (1)	0.2	0.3	0.3	0.2	0.2	0.2	1.4
Finance leases	2.1	4.0	3.4	1.2	0.5	10.3	21.5
Interest - finance leases	0.7	1.2	1.0	0.8	0.7	6.7	11.1
Operating leases	1.4	2.4	2.0	1.6	0.9	3.3	11.6
Purchase commitments	2.2	—	—	—	—	—	2.2
Totals	8.0	9.5	107.4	4.5	2.7	25	$157.1

(1) Interest rates used for variable rate debt were those in effect at June 29, 2019

Table of Contents    28

Changes to Critical Accounting Policies

Our critical accounting policies were outlined in Management's Discussion and Analysis of Results of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission. During the first quarter ended March 30, 2019, we adopted the provisions of ASC 842, “Leases”. See Note 2, Recent Accounting Pronouncements and Note 11, Leases, in the notes to the Consolidated Condensed Financial Statements, related to the impact of the adoption on our financial statements and accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 2 to the Consolidated Condensed Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (Dollars in thousands)

Our earnings, cash flows and financial position are exposed to market risks relating to interest rates, among other factors. It is our policy to minimize our exposure to adverse changes in interest rates and manage interest rate risks inherent in funding our Company with debt. We address this financial exposure through a risk management program that includes maintaining a mix of fixed and floating rate debt and the use of interest rate swap agreements (See Note 13 to the Consolidated Condensed Financial Statements).

At June 29, 2019, $46,264, or approximately 36% of our total debt, was subject to floating interest rates.  A one-hundred basis point fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $342 thousand.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 29, 2019, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

On November 16, 2018 the Superior Court of the State of California granted preliminary approval of a class action settlement in the matter of Carlos Garcia v. Fabrica International, Inc. et al Orange County Superior Court Case No. 30-2017-00949461-CU-OE-CXC. The court further approved the procedures for Settlement Class Members to opt-out of or object to the Settlement. The terms of the settlement provide that Fabrica, a wholly owned subsidiary of ours, has agreed to pay $1,514,000 (the “Gross Settlement Amount”) to fully resolve all claims in the Lawsuit, including payments to Settlement Class Members, Class Counsel’s attorneys’ fees and expenses, settlement administration costs, and the Class Representative’s Service Award. The amount of the proposed settlement was recorded during the quarter ended June 30, 2018. The deadline for class members to opt-out was February 1, 2019. The deadline for the plaintiff to file a motion for final approval of the class action settlement was March 29, 2019. The final fairness hearing took place on April 12, 2019 with final approval being granted.

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

See Note 21 under the Notes to Consolidated Condensed Financial Statements for discussion of a series of workers compensation claims filed related to the closure of manufacturing facilities in California.

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

We have a significant amount of indebtedness relative to our equity. Insufficient cash flow, profitability, or the value of our assets securing our loans could have a material adverse effect on our ability to generate sufficient funds to satisfy the terms of our senior loan agreements and other debt obligations. Additionally, the inability to access debt or equity markets at competitive rates in sufficient amounts to satisfy our obligations could adversely impact our business. Further, our trade relations depend on our economic viability and insufficient capital could harm our ability to attract and retain customers and or supplier relationships.

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

NASDAQ Marketplace Rule 5550(a)(2) requires that, for continued listing on the exchange, we must maintain a minimum bid price of $1 per share. Should the price of our stock close below $1 per share for 30 consecutive business days we will have 180 days to bring the price per share up above $1. As of June 29, 2019 our stock has closed below $1 per share for 73 consecutive business days. If we are not able to regain compliance before November 4, 2019, we may be eligible for an additional 180 days provided we meet other listing requirements. To the extent that we are unable to stay in compliance with the relevant NASDAQ bid price listing rule, there is a risk that our common stock may be delisted from NASDAQ, which would adversely impact liquidity of our common stock and potentially result in even lower bid process for our common stock.

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

Table of Contents    31

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

Nylon yarn is the principal raw material used in our floorcovering products. A significant portion of such yarn is purchased from one supplier. Our yarn supplier is one of the leading fiber suppliers within the industry and is the exclusive supplier of certain innovative branded fiber technology upon which we rely. We believe our offerings of this innovative fiber technology contribute materially to the competitiveness of our products. While we believe there are other sources of nylon yarns, an unanticipated termination or interruption of our current supply of branded nylon yarn could have a material adverse effect on our ability to supply our product to our customers and have a material adverse impact on our competitiveness if we are unable to replace our nylon supplier with another supplier that can offer similar innovative and branded fiber products. Recently, we have had a disruption in our supply of white dyeable yarns for the commercial market place which has resulted in us taking additional charges for the write down of certain inventories. An interruption in the supply of these or other raw materials or sourced products used in our business or in the supply of suitable substitute materials or products would disrupt our operations, which could have a material adverse effect on our business. We continually evaluate our sources of yarn for competitive costs, performance characteristics, brand value, and diversity of supply.

Table of Contents    32

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

Table of Contents    33

example, producer responsibility regulations regarding end-of-life disposal could impose additional cost and complexity to our business.

Various federal, state and local environmental laws govern the use of our current and former facilities. These laws govern such matters as:

•	Discharge to air and water;

•	Handling and disposal of solid and hazardous substances and waste, and

•	Remediation of contamination from releases of hazardous substances in our facilities and off-site disposal locations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

The following table provides information regarding our repurchases of our Common Stock Shares during the three months ended June 29, 2019:

Fiscal Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
May 4, 2019	—	$—	—
June 1, 2019	—	—	—
June 29, 2019	—	—	—
Three Months Ended June 29, 2019	—	$—	—	$2,158,620

Item 3. Defaults Upon Senior Securities

None.

Table of Contents    34

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

THE DIXIE GROUP, INC.
(Registrant)

Date: August 8, 2019	By: /s/ JON A. FAULKNER
Jon A. Faulkner Vice President and Chief Financial Officer

Table of Contents    36