Form 10-Q
period 2019-09-28
DIXIE GROUP INC
filed 2019-11-07
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of October 31, 2019
Common Stock, $3 Par Value	15,525,141 shares
Class B Common Stock, $3 Par Value	836,669 shares
Class C Common Stock, $3 Par Value	0 shares

Table of Contents    1

THE DIXIE GROUP, INC.

Table of Contents    2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(amounts in thousands, except share data)

	September 28, 2019	December 29, 2018
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$19	$18
Receivables, net	44,980	42,542
Inventories, net	98,507	105,195
Prepaids and other current assets	7,174	5,204
TOTAL CURRENT ASSETS	150,680	152,959

PROPERTY, PLANT AND EQUIPMENT, NET	78,594	84,111
OPERATING LEASE RIGHT-OF-USE ASSETS	7,795	—
OTHER ASSETS	17,140	15,708
TOTAL ASSETS	$254,209	$252,778

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$21,192	$17,779
Accrued expenses	33,724	30,852
Current portion of long-term debt	7,100	7,794
Current portion of operating lease liabilities	1,821	—
TOTAL CURRENT LIABILITIES	63,837	56,425

LONG-TERM DEBT	117,049	120,251
OPERATING LEASE LIABILITIES	6,390	—
OTHER LONG-TERM LIABILITIES	19,039	17,118
TOTAL LIABILITIES	206,315	193,794

COMMITMENTS AND CONTINGENCIES (See Note 19)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 15,525,141 shares for 2019 and 15,522,588 shares for 2018	46,575	46,568
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 836,669 shares for 2019 and 839,304 shares for 2018	2,510	2,518
Additional paid-in capital	156,766	156,390
Accumulated deficit	(156,826)	(146,384)
Accumulated other comprehensive income (loss)	(1,131)	(108)
TOTAL STOCKHOLDERS' EQUITY	47,894	58,984
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$254,209	$252,778

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    3

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
NET SALES	$95,447	$101,562	$284,448	$306,858
Cost of sales	74,373	79,675	220,962	238,247
GROSS PROFIT	21,074	21,887	63,486	68,611

Selling and administrative expenses	21,036	23,033	63,810	69,954
Other operating expense (income), net	37	(845)	145	421
Facility consolidation and severance expenses, net	1,043	529	4,859	936
Impairment of assets	—	349	3	349
OPERATING LOSS	(1,042)	(1,179)	(5,331)	(3,049)

Interest expense	1,648	1,664	5,085	4,840
Other income, net	(4)	(3)	(42)	—
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(2,686)	(2,840)	(10,374)	(7,889)
Income tax (benefit) provision	(109)	82	25	(110)
LOSS FROM CONTINUING OPERATIONS	(2,577)	(2,922)	(10,399)	(7,779)
Income (loss) from discontinued operations, net of tax	23	(40)	(43)	94
NET LOSS	$(2,554)	$(2,962)	$(10,442)	$(7,685)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.16)	$(0.19)	$(0.66)	$(0.49)
Discontinued operations	0.00	(0.00)	(0.00)	0.01
Net loss	$(0.16)	$(0.19)	$(0.66)	$(0.48)

BASIC SHARES OUTSTANDING	15,899	15,786	15,864	15,754

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.16)	$(0.19)	$(0.66)	$(0.49)
Discontinued operations	0.00	(0.00)	(0.00)	0.01
Net loss	$(0.16)	$(0.19)	$(0.66)	$(0.48)

DILUTED SHARES OUTSTANDING	15,899	15,786	15,864	15,754

DIVIDENDS PER SHARE:
Common Stock	$—	$—	$—	$—
Class B Common Stock	—	—	—	—

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    4

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
NET LOSS	$(2,554)	$(2,962)	$(10,442)	$(7,685)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on interest rate swaps	(159)	261	(1,264)	1,389
Income taxes	—	—	—	—
Unrealized gain (loss) on interest rate swaps, net	(159)	261	(1,264)	1,389

Reclassification of loss into earnings from interest rate swaps (1)	125	150	273	555
Income taxes	—	—	10	—
Reclassification of loss into earnings from interest rate swaps, net	125	150	263	555

Reclassification of net actuarial gain into earnings from postretirement benefit plans (2)	(7)	(7)	(19)	(22)
Income taxes	—	—	—	—
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(7)	(7)	(19)	(22)

Reclassification of prior service credits into earnings from postretirement benefit plans (2)	(1)	(1)	(3)	(3)
Income taxes	—	—	—	—
Reclassification of prior service credits into earnings from postretirement benefit plans, net	(1)	(1)	(3)	(3)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(42)	403	(1,023)	1,919

COMPREHENSIVE LOSS	$(2,596)	$(2,559)	$(11,465)	$(5,766)

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

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Nine Months Ended
	September 28, 2019	September 29, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(10,399)	$(7,779)
Income (loss) from discontinued operations	(43)	94
Net loss	(10,442)	(7,685)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,846	9,396
Provision for deferred income taxes	64	23
Net loss (gain) on property, plant and equipment disposals	106	(914)
Impairment of assets	3	349
Stock-based compensation expense	387	689
Bad debt expense	182	137
Changes in operating assets and liabilities:
Receivables	(2,620)	(2,668)
Inventories	6,688	(4,555)
Prepaids and other current assets	(1,970)	(3,920)
Accounts payable and accrued expenses	7,457	333
Other operating assets and liabilities	(701)	433
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	8,000	(8,382)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	9	1,673
Purchase of property, plant and equipment	(3,120)	(2,900)
NET CASH USED IN INVESTING ACTIVITIES	(3,111)	(1,227)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) borrowings on revolving credit facility	(5,431)	12,495
Payments on notes payable - buildings	(5,371)	(548)
Payments on notes payable related to acquisitions	—	(791)
Borrowings on notes payable - equipment and other	1,379	3,273
Payments on notes payable - equipment and other	(2,770)	(3,302)
Payments on finance leases	(3,122)	(3,456)
Borrowings on finance leases	11,500	—
Change in outstanding checks in excess of cash	(784)	1,991
Repurchases of Common Stock	(12)	(58)
Payments for debt issuance costs	(277)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(4,888)	9,604

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	(5)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18	19
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19	$14

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3,866	$4,077
Interest paid for financing leases	1,039	598
Right-of-use assets obtained in exchange for new operating lease liabilities	402	—
Income taxes paid, net	110	22
Right-of-use assets obtained in exchange for new finance lease liabilities	52	223

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    6

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands, except share data)

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 29, 2018	46,568	2,518	156,390	(146,384)	(108)	58,984
Repurchases of Common Stock - 11,299 shares	(34)	—	22	—	—	(12)
Restricted stock grants forfeited - 6,681 shares	(20)	—	9	—	—	(11)
Class B converted into Common Stock - 2,635 shares	8	(8)	—	—	—	—
Stock-based compensation expense	—	—	168	—	—	168
Net loss	—	—	—	(6,672)	—	(6,672)
Other comprehensive loss	—	—	—	—	(361)	(361)
Balance at March 30, 2019	46,522	2,510	156,589	(153,056)	(469)	52,096
Common Stock issued under Directors' Stock Plan - 29,001	87	—	(87)	—	—	—
Stock-based compensation expense	—	—	130	—	—	130
Net loss	—	—	—	(1,216)	—	(1,216)
Other comprehensive loss	—	—	—	—	(620)	(620)
Balance at June 29, 2019	46,609	2,510	156,632	(154,272)	(1,089)	50,390
Restricted stock grants forfeited - 11,103 shares	(34)	—	34	—	—	—
Stock-based compensation expense	—	—	100	—	—	100
Net loss	—	—	—	(2,554)	—	(2,554)
Other comprehensive loss	—	—	—	—	(42)	(42)
Balance at September 28, 2019	46,575	2,510	156,766	(156,826)	(1,131)	47,894

Table of Contents    7

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands, except share data)

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 30, 2017	45,839	2,584	157,139	(125,000)	(1,299)	79,263
Repurchases of Common Stock - 19,726 shares	(59)	—	4	—	—	(55)
Restricted stock grants issued - 297,292 shares	647	245	(892)	—	—	—
Class B converted into Common Stock - 6,250 shares	19	(19)	—	—	—	—
Stock-based compensation expense	—	—	227	—	—	227
Net loss	—	—	—	(2,908)	—	(2,908)
Other comprehensive income	—	—	—	—	1,024	1,024
Balance at March 31, 2018	46,446	2,810	156,478	(127,908)	(275)	77,551
Common Stock issued under Directors' Stock Plan - 39,711	119	—	(119)	—	—	—
Repurchases of Common Stock - 500 shares	(2)	—	—	—	—	(2)
Restricted stock grants forfeited - 6,196 shares	(18)	—	15	—	—	(3)
Stock-based compensation expense	—	—	231	—	—	231
Net loss	—	—	—	(1,815)	—	(1,815)
Other comprehensive income	—	—	—	—	492	492
Balance at June 30, 2018	46,545	2,810	156,605	(129,723)	217	76,454
Restricted stock grants issued - 10,000 shares	30	—	(30)	—	—	—
Stock-based compensation expense	—	—	234	—	—	234
Net loss	—	—	—	(2,962)	—	(2,962)
Other comprehensive income	—	—	—	—	403	403
Balance at September 29, 2018	46,575	2,810	156,809	(132,685)	620	74,129

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    8

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements which do not include all the information and notes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Dixie Group, Inc.'s and its wholly-owned subsidiaries (the "Company") 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 29, 2018. Operating results for the three and nine month periods ended September 28, 2019 are not necessarily indicative of the results that may be expected for the entire 2019 year.

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

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue by end-user markets for the three and nine month periods ended September 28, 2019 and September 29, 2018:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Residential floorcovering products	$67,849	$74,975	$204,367	$217,104
Commercial floorcovering products	26,679	26,144	77,897	88,386
Other services	919	443	2,184	1,368
Total net sales	$95,447	$101,562	$284,448	$306,858

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Contract Balances

Other than receivables that represent an unconditional right to consideration, which are presented separately (See Note 4), the Company does not recognize any contract assets which give conditional rights to receive consideration, as the Company does not incur costs to obtain customer contracts that are recoverable. The Company often receives cash payments from customers in advance of the Company’s performance for limited production run orders resulting in contract liabilities. These contract liabilities are classified in accrued expenses in the Consolidated Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue, which is typically less than a year. The net decrease or increase in the contract liabilities is primarily driven by order activity for limited runs requiring deposits offset by the recognition of revenue and application of deposit on the receivables ledger for such activity during the period. The activity in the advanced deposits for the three and nine month periods ended September 28, 2019 and September 29, 2018 is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Beginning contract liability	$5,299	$6,724	$6,013	$5,717
Revenue recognized from contract liabilities included in the beginning balance	(3,911)	(4,685)	(5,296)	(5,188)
Increases due to cash received, net of amounts recognized in revenue during the period	4,153	3,892	4,824	5,402
Ending contract liability	$5,541	$5,931	$5,541	$5,931

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

Bill-and-Hold Arrangement

At the customer's request, the Company entered into a bill-and-hold arrangement with one customer. At the point of billing and recognition of revenue by the Company, the Company retained physical possession of the inventory, segregated the inventory and no longer had the ability to use or direct it to another customer. The inventory was available to be physically transferred to the customer at their request. As of September 28, 2019, substantially all orders had been shipped to the customer.

Table of Contents    11

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 4 - RECEIVABLES, NET

Receivables are summarized as follows:

	September 28, 2019	December 29, 2018
Customers, trade	$42,844	$40,121
Other receivables	2,418	2,595
Gross receivables	45,262	42,716
Less: allowance for doubtful accounts	(282)	(174)
Receivables, net	$44,980	$42,542

Bad debt expense was $51 and $182 for the three and nine months ended September 28, 2019 and $20 and $137 for the three and nine months ended September 29, 2018, respectively.

NOTE 5 - INVENTORIES, NET

Inventories are summarized as follows:

	September 28, 2019	December 29, 2018
Raw materials	$33,909	$36,875
Work-in-process	17,283	20,274
Finished goods	65,964	67,085
Supplies and other	223	190
LIFO reserve	(18,872)	(19,229)
Inventories, net	$98,507	$105,195

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

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	September 28, 2019	December 29, 2018
Land and improvements	$8,528	$8,528
Buildings and improvements	63,830	63,389
Machinery and equipment	183,259	183,900
Assets under construction	1,405	2,675
	257,022	258,492
Accumulated depreciation	(178,428)	(174,381)
Property, plant and equipment, net	$78,594	$84,111

Depreciation of property, plant and equipment, including amounts for finance leases, totaled $2,869 and $8,681 in the three and nine months ended September 28, 2019, respectively, and $2,961 and $9,012 in the three and nine months ended September 29, 2018, respectively.

Table of Contents    12

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 7 - GOODWILL AND OTHER INTANGIBLES

In the fourth quarter of 2018, it was determined that the carrying value of the Company's goodwill was greater than the calculated fair value and that its intangible assets, based on revised projections, were no longer recoverable. As a result of these full impairments, there was no amortization expense for the three and nine months ended September 28, 2019. Amortization expense for the three and nine months ended September 29, 2018 was $76 and $229, respectively.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	September 28, 2019	December 29, 2018
Compensation and benefits	$9,980	$8,186
Provision for customer rebates, claims and allowances	9,271	9,300
Advanced customer deposits	5,541	6,013
Outstanding checks in excess of cash	2,357	3,141
Other (1)	6,575	4,212
Accrued expenses	$33,724	$30,852

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

NOTE 9 - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products. Product warranty reserves are included in accrued expenses in the Company's Consolidated Condensed Balance Sheets. The following is a summary of the Company's product warranty activity:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Product warranty reserve at beginning of period	$1,082	$1,243	$1,069	$1,356
Warranty liabilities accrued	260	594	1,403	1,765
Warranty liabilities settled	(323)	(579)	(1,414)	(1,815)
Changes for pre-existing warranty liabilities	—	(167)	(39)	(215)
Product warranty reserve at end of period	$1,019	$1,091	$1,019	$1,091

NOTE 10 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	September 28, 2019	December 29, 2018
Revolving credit facility	$93,787	$99,219
Notes payable - buildings	6,317	11,688
Finance lease - buildings	11,340	—
Finance lease obligations	9,186	12,096
Notes payable - equipment and other	4,138	5,528
Deferred financing costs, net	(619)	(486)
Total long-term debt	124,149	128,045
Less: current portion of long-term debt	7,100	7,794
Long-term debt	$117,049	$120,251

Table of Contents    13

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Revolving Credit Facility

The revolving credit facility provides for a maximum of $150,000 of revolving credit, subject to borrowing base availability. The borrowing base is currently equal to specified percentages of the Company's eligible accounts receivable, inventories, fixed assets and real property less reserves established, from time to time, by the administrative agent under the facility. The revolving credit facility matures on September 23, 2021. The revolving credit facility is secured by a first priority lien on substantially all of the Company's assets. Subsequent to September 28, 2019, the Company has entered into amendments to the credit agreement with Wells Fargo Capital Finance. See "Note 24 - Subsequent Event" for further explanation.

At the Company's election, advances of the revolving credit facility bear interest at annual rates equal to either (a) LIBOR for one, two or three-month periods, as selected by the Company, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate plus 1.00%, plus an applicable margin ranging between 0.50% and 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. As of September 28, 2019, the applicable margin on the Company's revolving credit facility was 1.75%. The Company pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.375% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 4.46% at September 28, 2019 and 4.58% December 29, 2018, respectively.

The revolving credit facility includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations. The revolving credit facility restricts the Company's borrowing availability if its fixed charge coverage ratio is less than 1.1 to 1.0. During any period that the fixed charge coverage ratio is less than 1.1 to 1.0, the Company's borrowing availability is reduced by $16,500. As of September 28, 2019, the unused borrowing availability under the revolving credit facility was $24,594; however, since the Company's fixed charge coverage ratio was less than 1.1 to 1.0, the unused availability accessible by the Company was $8,094 (the amount above $16,500) at September 28, 2019.

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

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	September 28, 2019
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$7,795

Current portion of operating lease liabilities	Current portion of operating lease liabilities	1,821
Noncurrent portion of operating lease liabilities	Operating lease liabilities	6,390
Total operating lease liabilities		$8,211

Finance Leases:
Finance lease right-of-use assets	Property, plant, and equipment, net	$15,802

Current portion of finance lease liabilities	Current portion of long-term debt	4,082
Noncurrent portion of finance lease liabilities	Long-term debt	16,444
		$20,526

Lease cost recognized in the consolidated condensed financial statements is summarized as follows:

	Three Months Ended	Nine Months Ended
	September 28, 2019	September 28, 2019
Operating lease cost	$778	$2,501

Finance lease cost:
Amortization of lease assets	751	2,249
Interest on lease liabilities	354	1,039
Total finance lease costs	$1,105	$3,288

Table of Contents    15

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Other supplemental information related to leases is summarized as follows:

September 28, 2019
Weighted average remaining lease term (in years):
Operating leases	6.20
Finance leases	11.80

Weighted average discount rate:
Operating leases	8.51%
Finance leases	6.69%

Cash paid for amounts included in the measurement of lease liabilities for the nine months ended September 28, 2019:
Operating cash flows from operating leases	2,534
Operating cash flows from finance leases	1,039
Financing cash flows from finance leases	3,122

The following table summarizes the Company's undiscounted future minimum lease payments under non-cancellable contractual obligations for operating and financing liabilities as of September 28, 2019:

Fiscal Year	Operating Leases	Finance Leases
2019	643	1,382
2020	2,360	5,207
2021	1,986	4,347
2022	1,559	2,015
2023	877	1,283
Thereafter	3,351	17,082
Total future minimum lease payments (undiscounted)	10,776	31,316
Less: Present value discount	(2,565)	(10,790)
Total lease liability	8,211	20,526

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Condensed Balance Sheets as of September 28, 2019 and December 29, 2018:

	September 28, 2019	December 29, 2018	Fair Value Hierarchy Level
Assets:
Interest rate swaps (1)	$—	$36	Level 2

Liabilities:
Interest rate swaps (1)	$1,972	$1,008	Level 2

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

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three and nine months ending September 28, 2019 or September 29, 2018. If any, the Company recognizes the transfers at the end of the reporting period.

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	September 28, 2019		December 29, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$19	$19	$18	$18
Notes receivable	—	—	282	282
Interest rate swaps	—	—	36	36
Financial liabilities:
Long-term debt, including current portion	103,623	103,697	115,949	112,519
Finance leases, including current portion	20,526	19,303	12,096	11,723
Operating leases, including current portion	8,211	8,211	—	—
Interest rate swaps	1,972	1,972	1,008	1,008

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

The following is a summary of the Company's interest rate swaps outstanding as of September 28, 2019:

Type	Notional Amount		Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$25,000		September 1, 2016 through September 1, 2021	3.105%	1 Month LIBOR
Interest rate swap	$25,000		September 1, 2015 through September 1, 2021	3.304%	1 Month LIBOR
Interest rate swap	$6,317	(1)	November 7, 2014 through November 7, 2024	4.500%	1 Month LIBOR

(1) Interest rate swap notional amount amortizes by $35 monthly to maturity.

Table of Contents    17

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table summarizes the fair values of derivative instruments included in the Company's financial statements:

	Location on Consolidated Balance Sheets	Fair Value
		September 28, 2019	December 29, 2018
Asset Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Prepaids and other current assets	$—	$14
Interest rate swaps, long-term portion	Other assets	—	22
Total Asset Derivatives		$—	$36

Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued expenses	$799	$335
Interest rate swaps, long-term portion	Other long-term liabilities	1,173	673
Total Liability Derivatives		$1,972	$1,008

The following tables summarize the pre-tax impact of derivative instruments on the Company's financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(159)	$261	$(1,264)	$1,389

	Amount of Gain (Loss) Reclassified from AOCIL on the effective portion into Earnings (1)(2)
	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(125)	$(150)	$(263)	$(555)

(1)	The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's consolidated condensed financial statements.

(2)	The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to September 28, 2019 is $799.

The Company recorded a gain of $38 for the settlement of the fixed interest rate swap agreement associated with the Saraland sale and leaseback.

NOTE 14 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers approximately 84% of the Company's current associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $95 and $112 for the three months ended September 28, 2019 and September 29, 2018, respectively, and $318 and $343 for the nine months ended September 28, 2019 and September 29, 2018, respectively.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers approximately 16% of the Company's current associates at one facility who are under a collective-bargaining agreement. Under this plan, the Company generally matches

Table of Contents    18

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $32 and $27 for the three months ended September 28, 2019 and September 29, 2018, respectively, and $109 and $94 for the nine months ended September 28, 2019 and September 29, 2018, respectively.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations owed to participants under this plan were $15,308 at September 28, 2019 and $13,943 at December 29, 2018 and are included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $15,437 at September 28, 2019 and $13,822 at December 29, 2018 and is included in other assets in the Company's Consolidated Condensed Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. Expenses related to the multi-employer pension plan were $81 and $74 for the three months ended September 28, 2019 and September 29, 2018, respectively, and $251 and $247 for the nine months ended September 28, 2019 and September 29, 2018, respectively. If the Company were to withdraw from the multi-employer plan, a withdrawal liability would be due, the amount of which would be determined by the plan. The withdrawal liability, as determined by the plan, would be a function of contribution rates, fund status, discount rates and various other factors at the time of any such withdrawal.

NOTE 15 - INCOME TAXES

The effective tax rate for the nine months ending September 28, 2019 was 0.2% compared with a benefit rate of 1.4% for the nine months ending September 29, 2018. The Company maintains a full valuation allowance against the deferred tax assets resulting in only refundable credits and a small amount of state taxes being recognized in the tax expense for the first nine months of 2019. The Company is in a net deferred tax liability position of $642 and $568 at September 28, 2019 and December 29, 2018, respectively, which is included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $476 and $441 at September 28, 2019 and December 29, 2018, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of September 28, 2019 and December 29, 2018.

The Company and its subsidiaries are subject to United States federal income taxes, as well as income taxes in a number of state jurisdictions. The tax years subsequent to 2015 remain open to examination for U.S. federal income taxes. The majority of state jurisdictions remain open for tax years subsequent to 2014. A few state jurisdictions remain open to examination for tax years subsequent to 2013.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Basic earnings (loss) per share:
Loss from continuing operations	$(2,577)	$(2,922)	$(10,399)	$(7,779)
Less: Allocation of earnings to participating securities	—	—	—	—
Loss from continuing operations available to common shareholders - basic	$(2,577)	$(2,922)	$(10,399)	$(7,779)
Basic weighted-average shares outstanding (1)	15,899	15,786	15,864	15,754
Basic earnings (loss) per share - continuing operations	$(0.16)	$(0.19)	$(0.66)	$(0.49)

Diluted earnings (loss) per share:
Loss from continuing operations available to common shareholders - basic	$(2,577)	$(2,922)	$(10,399)	$(7,779)
Add: Undistributed earnings reallocated to unvested shareholders	—	—	—	—
Loss from continuing operations available to common shareholders - basic	$(2,577)	$(2,922)	$(10,399)	$(7,779)
Basic weighted-average shares outstanding (1)	15,899	15,786	15,864	15,754
Effect of dilutive securities:
Stock options (2)	—	—	—	—
Directors' stock performance units (2)	—	—	—	—
Diluted weighted-average shares outstanding (1)(2)	15,899	15,786	15,864	15,754
Diluted earnings (loss) per share - continuing operations	$(0.16)	$(0.19)	$(0.66)	$(0.49)

(1)	Includes Common and Class B Common shares, excluding 461 thousand unvested participating securities.

(2)
Shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded to the extent they are anti-dilutive. Aggregate shares excluded for the three and nine months ended September 28, 2019 were 364 thousand and for the three and nine months ended September 29, 2018 were 426 thousand.

NOTE 17 - STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Condensed Statements of Operations. The number of shares to be issued is determined by dividing the specified dollar value of the award by the market value per share on the grant date. The Company's stock compensation expense was $100 and $387 for the three and nine months ended September 28, 2019, respectively, and $234 and $689 for the three and nine months ended September 29, 2018, respectively.

Table of Contents    20

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 18 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 29, 2018	$(383)	$275	$(108)
Unrealized gain on interest rate swaps	(1,264)	—	(1,264)
Reclassification of loss into earnings from interest rate swaps, net of tax of $10	263	—	263
Reclassification of net actuarial gain into earnings from postretirement benefit plans	—	(19)	(19)
Reclassification of prior service credits into earnings from postretirement benefit plans	—	(3)	(3)
Balance at September 28, 2019	$(1,384)	$253	$(1,131)

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

NOTE 20 - OTHER (INCOME) EXPENSE, NET

Other operating expense (income), net is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Other operating expense (income), net:
Loss (gain) on property, plant and equipment disposals	$45	$(997)	$106	$(914)
(Gain) loss on currency exchanges	(27)	42	77	39
Amortization of intangibles	—	76	—	229
Retirement (income) expenses	57	49	33	(17)
Miscellaneous (income) expense	(38)	(15)	(71)	1,084
Other operating expense (income), net	$37	$(845)	$145	$421

Other income, net is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Other income, net:
Post-retirement income	$(4)	$(5)	(11)	(14)
Interest income	—	—	(38)	—
Miscellaneous (income) expense	—	2	7	14
Other income, net	$(4)	$(3)	$(42)	$—

Table of Contents    22

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

Costs related to the facility consolidation plans are summarized as follows:

					As of September 28, 2019
	Accrued Balance at December 29, 2018	2019 Expenses To Date (1)	2019 Cash Payments	Accrued Balance at September 28, 2019	Total Costs Incurred To Date	Total Expected Costs
Corporate Office Consolidation Plan	$98	$11	$63	$46	$827	$831
Profit Improvement Plan	846	4,848	5,327	367	8,642	9,038
Total All Plans	$944	$4,859	$5,390	$413	$9,469	$9,869

Asset Impairments	$—	$3	$—	$—	$3,323	$3,323

	Accrued Balance at December 30, 2017	2018 Expenses To Date (1)	2018 Cash Payments	Accrued Balance at September 29, 2018
Corporate Office Consolidation Plan	$171	$6	$61	$116
Profit Improvement Plan	334	930	918	346
Totals	$505	$936	$979	$462

Asset Impairments	$—	$349	$—	$—

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
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 22 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Income (loss) from discontinued operations:
Workers' compensation credits from former textile operations	$33	$7	64	222
Environmental remediation costs from former textile operations	(10)	(47)	(107)	(128)
Income (loss) from discontinued operations, before taxes	$23	$(40)	(43)	94
Income tax benefit	—	—	—	—
Income (loss) from discontinued operations, net of tax	$23	$(40)	$(43)	$94

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

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $1,744 as of September 28, 2019 and $1,728 as of December 29, 2018. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from the Company's estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

NOTE 23 - RELATED PARTY TRANSACTIONS

The Company was a party to a five-year lease with the seller of Atlas Carpet Mills, Inc. to lease three manufacturing facilities as part of the acquisition in 2014. The original lease agreements have expired and the Company has entered into new agreements for two of the three manufacturing facilities. The new lease agreements expired on September 30, 2019. The lessor was controlled by an associate of the Company until March of 2019. Rent paid to the lessor during the three and nine months ended September 28, 2019 was $123 and $497, respectively. Rent paid to the lessor during the three and nine months ended September 29, 2018 was $251 and $752, respectively. The lease was based on current market values for similar facilities.

The Company purchases a portion of its product needs in the form of fiber, yarn and carpet from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of the Company. An affiliate of Mr. Shaw holds approximately 7.2% of the Company's Common Stock, which represents approximately 3.5% of the total vote of all classes of the Company's Common Stock. Engineered Floors is one of several suppliers of such materials to the Company. Total purchases from Engineered Floors during the three and nine months ended September 28, 2019 were approximately $1,837 and $4,870, respectively; or approximately 2.5% and 2.2%, respectively, of the Company's cost of goods sold. Total purchases from Engineered Floors during the three and nine months ended September 29, 2018 were approximately $2,009 and $6,578, respectively; or approximately 2.5% and 2.8%, respectively, of the Company's cost of goods sold. Purchases from Engineered Floors are based on market value negotiated prices. The Company has no contractual commitments with Mr. Shaw associated with its business relationship with Engineered Floors. Transactions with Engineered Floors are reviewed annually by the Company's board of directors.

The Company is a party to a ten-year lease with the Rothman Family Partnership to lease a facility as part of the Robertex acquisition in 2013. The controlling principle of the lessor was an associate of the Company until June 30, 2018. Rent paid to the lessor during the three and nine months ended September 28, 2019 was $72 and $212, respectively. Rent paid to the lessor during the three and nine months ended September 29, 2018 was $70 and $208, respectively. The lease was based on current market values for similar facilities. In addition, the Company had a note payable to Robert P. Rothman related to the acquisition of Robertex Inc. The note matured on June 30, 2018.

Table of Contents    24

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 24 - SUBSEQUENT EVENT

Subsequent to the end of the quarter, the Company amended its credit agreement with Wells Fargo Capital Finance to reduce the size of the Senior Credit Facility from $150,000 to $120,000 and adjust the availability limitation related to the fixed coverage ratio (see note 10) from $16,500 to $15,000 upon closing of the sale lease back of the Susan Street property. The changes to the credit facility were implemented by the twelfth and thirteenth amendments to the credit agreement, effective October 3rd and October 22nd respectively. These amendments were intended to permit the sale and leaseback of the Company's Susan Street Facility and, upon completion of the sale, to adjust the credit agreement's borrowing base..

On October 22, 2019, the Company sold its Susan Street facility in Santa Ana, California to CenterPoint Properties Trust. The sale price was $37,195. The estimated gain on the sale transaction is $25,000. The net proceeds applied to reduce the Senior Credit Facility was $36,361.

Concurrent with the sale of the Susan Street facility, the Company (by a wholly-owned subsidiary) leased back the property for a term of 10 years with two 5 year renewal options. The initial annual rental is $2,083 increasing at 2% per year for the term of the lease. The lease requires the landlord to make certain required capital improvements, at no further rental increase or charge to the Company or its subsidiary, including improvements to the roof and roof structure, non-equipment related electrical switchgear, HVAC, the parking lot, the external plumbing including fire loop, parking gates, walls and seismic activity related improvements. The company is responsible for normal maintenance of the building and facilities. The company concurrently executed a lease guaranty, pursuant to which it guaranteed the prompt payment when due of all rent payments to be made under the lease agreement.

As part of Amendment Thirteen to the credit agreement an additional availability block of $5,000 was established to be reduced upon reaching a specially defined fixed charge coverage ratio of 1.10:1.0 for a consecutive period of 3 months or 6 months. Contingent upon reaching the desired fixed coverage ratio, the availability block will reduce to $2,500 when the three-month threshold is reached and $0 once reaching the six-month threshold. Amendment Thirteen also adjusted the size of the restricted borrowing availability that is triggered when the fixed charge coverage ratio is less than 1.1 to 1.0. Effective with the thirteenth amendment, and after giving effect to the "availability block", availability under the credit agreement is reduced by $20,000.

As of October 22, 2019, the accessible availability under the Senior Credit Facility was $22,047. Availability under the credit agreement will vary based on seasonal business factors and periodic changes to the qualified asset base, which consists of accounts receivable, inventories and fixed assets.

Subsequent to the end of the quarter, the Company's previously announced stock repurchase authorization became effective upon completion of the sale of the Susan Street facility. Pursuant to the previously announced authorization, the Company is authorized to purchase up to $5,900 of its shares during a period beginning with the date of the completion of the sale and ending in March 2020.

On October 28, 2019 payment was made in the amount of $1,528 previously approved court settlement of the Company's class action lawsuit in the matter of Carlos Garcia v. Fabrica International, Inc. et al Orange County Superior Court Case No. 30-2017-00949461-CU-OE-CXC. See Item 1 - Legal Proceedings for additional details regarding the lawsuit.

Table of Contents    25

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

Our business is primarily concentrated in areas of the soft floorcovering markets which include broadloom carpet, carpet tiles and rugs.  However, over the past few years, there has been a significant shift in the flooring marketplace as hard surface products have grown at a rate much faster than soft surface products. We have responded to this accelerated shift to hard surface flooring by launching several initiatives in both our residential and commercial brands. Our commercial business offers luxury vinyl flooring (“LVF”) products under the Calibré brand in the commercial markets. Within the residential markets we are expanding our TRUCOR™ line with the introduction of TRUCOR Prime™ through our Dixie Home and Masland sales forces. This collection of products enhances our TRUCOR™ SPC offering. Our residential luxury vinyl flooring and wood sales experienced a greater than 40% increase in the third quarter of the current fiscal year as compared to the same period in the prior year. During the third quarter of 2019, we had great traction with our new TRUCOR™ SPC offering, including placement of over 2 thousand displays in the retail community, and by the end of the quarter, TRUCOR™ represented a significant percentage of our total luxury vinyl sales. During the fourth quarter of 2019, we are expanding our TRUCOR™ line with the addition of TRUCOR Prime™, a WPC construction, offered by our Dixie Home and Masland sales forces. By the end of 2019, we anticipate having over 4.8 thousand TRUCOR™ and TRUCOR Prime™ displays in the market. During the first quarter of 2020, we are expanding our TRUCOR™ rigid core offering with 47 new innovative products in the SPC and WPC constructions. To further drive growth in this segment, during the fourth quarter of 2019 and the first quarter of 2020, we are making investments in talent by adding hard surface sales people in key markets. These investments in product and talent will accelerate our hard surface growth going forward. In addition, we have expanded our soft surface product lines to take advantage of opportunities we perceive in the marketplace. In 2019, we launched Masland California Classics. This collection of 16 styles is manufactured and distributed out of our Santa Anna, California facility which will facilitate shorter delivery times to the core market. In our Dixie Home line, we are expanding the Pacific Living quick ship program, growing our offering from 10 to 19 styles with new retail displays and updated colors. Our Masland and Dixie Home customers in the western United States will benefit from the expansion of this program. Our Envision 6.6 collection, introduced in 2019, has been well received in the marketplace. This new program of products with high-end designs at moderate price points is aimed at reaching a wider range of customers. We have also updated our eNergy main street commercial collection to bring the latest styling and color selection to this segment of the market.

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

As a result of this action, we have completed the combination of our Atlas and Masland businesses into one commercial business, now known as Atlas | Masland Contract. We have spent, through the third quarter of 2019, approximately $18.5 million in costs to implement the Profit Improvement Plan along with related inventory, intangible asset, and goodwill write-downs. We estimate the total costs of the Plan and related costs, once complete by the end of 2019, to be $18.9 million. The total annualized cost reductions of these restructuring efforts, once fully implemented, is approximately $18.7 million annually, as compared to our cost structure in 2017 when we began this process.

Table of Contents    26

Invista made the decision to exit the production of most piece dyeable yarns for the commercial market, a major source of differentiation for the Atlas product line. Accordingly, we have begun to phase out products dependent on those yarns, and have begun introducing new products to replace those being phased out. The consolidation of our two commercial businesses has aided our response to this change, by reducing costs and simplifying our sales and product development efforts. These consolidation and associated restructuring costs are now substantially complete. We expect to incur $400 in additional consolidation related expenses in the fourth quarter of 2019 mainly due to write downs of dropped products as we continue to rationalize our product offering.

During the third quarter of 2019, our net sales decreased 6.0% compared with the third quarter of 2018. Our residential carpet product sales were down 10.9% for the quarter as compared to the prior year. Our residential carpet sales, without our mass merchant channel, was lower for the third quarter year over year period by 5.1%, thus stronger than our mass merchant channel. Sales to mass merchants have been impacted by one customer's ongoing strategy change regarding product placement of carpet at this mass merchant's retail facilities. We believe this ongoing strategy change by our customer will create a further decline in sales to the mass merchant channel in the future. Commercial product sales decreased 0.9% versus the prior year quarter while the industry, we believe, experienced a decrease in the low single digits. Our commercial luxury vinyl flooring sales were up over 40% comparing the third quarter of 2019 with the same quarter in 2018.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 28, 2019 Compared with Three and Nine Months Ended September 29, 2018

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	77.9%	78.5%	77.7%	77.6%
Gross Profit	22.1%	21.5%	22.3%	22.4%
Selling and Administrative Expenses	22.0%	22.7%	22.4%	22.8%
Other Operating (Income) Expenses, Net	—%	(0.8)%	0.1%	0.1%
Facility Consolidation and Severance Expenses, Net	1.1%	0.5%	1.7%	0.3%
Impairment of Assets	—%	.3%	—%	0.1%
Operating Income (Loss)	(1.0)%	(1.2)%	(1.9)%	(0.9)%

Net Sales

Net sales for the quarter ended September 28, 2019 were $95.4 million, a decrease of 6.0% compared with net sales of $101.6 million for the year-earlier quarter. In the third quarter of 2019, residential floorcovering sales decreased 9.5% and net sales of commercial floorcovering increased 2.0% compared with the third quarter of 2018.

Net sales for the nine months ended September 28 2019 were $284.4 million, a decrease of 7.3% from the net sales of $306.9 million in the nine months ended September 29, 2018. In the first nine months of 2019, net sales of residential products decreased 5.9% and net sales of commercial products decreased 11.9% compared to the first nine months of 2018.

Gross Profit

Gross profit as a percentage of net sales was 22.1% in the third quarter of 2019 compared with 21.5% in the third quarter of 2018, or a .4 percentage point increase as a percentage of sales. The improved margin was mainly the result of a more favorable product mix in the commercial business.

As a percentage of net sales, gross profit declined .1% in the first nine months of 2019 compared with the first nine months of 2018. This decline was the result of lower sales volume resulting in under absorbed manufacturing costs.

Selling and Administrative Expenses

Table of Contents    27

Selling and administrative expenses were $21.0 million in the third quarter of 2019 compared with $23.0 million in the year earlier period. Selling and administrative expenses as a percent of sales decreased by .7% over the same period in the prior year. Selling and administrative spending decreased primarily as a result of cost savings from the actions taken in the Profit Improvement Plan during 2018.

Selling and administrative expenses were $63.8 million in the first nine months of 2019 compared to $70.0 million in the same period of 2018. The decrease in expenses was primarily the result of cost reductions from the Profit Improvement Plan.

Other Operating (Income) Expense, Net

Other operating (income) expense, was a net expense of $37 thousand in the third quarter of 2019 compared with net income of $845 million in the third quarter of 2018. Third quarter 2019 net expense was primarily driven by loss on disposals offset slightly by gains on exchange rate adjustments. The net income in the third quarter of 2018 was primarily due to a large gain on sale of equipment.

For the nine months ended September 28, 2019, other operating (income) expense was a net expense of $145 thousand compared to a net expense of $421 thousand in the first nine months of 2018. 2019 expenses were primarily driven by loss on disposal and loss on currency exchange. The primary factors for the net expense in 2018 was the result of the settlement of a class action litigation partially offset by a gain on sale of equipment.

Facility Consolidation and Severance Expenses, Net

Facility consolidation and severance expenses associated with the Profit Improvement Plan totaled $1.0 million in the third quarter of 2019 compared with expense of $529 thousand in the third quarter of 2018. The expenses in the third quarter of 2019 were mainly comprised of facility consolidations, related costs of relocating inventory and inventory write downs related to discontinued products.

For the nine months ended September 28, 2019, facility consolidation and severance expenses totaled $4.9 million compared to $936 thousand in the same nine month period of the prior year. The expenses for the first nine months of 2019 reflect the higher activity in the period for exiting the plant on the West Coast, consolidating the commercial businesses and rationalizing the product offerings as part of the Profit Improvement Plan.

Operating Income (Loss)

We reported an operating loss of $1.0 million in the third quarter of 2019 compared with an operating loss of $1.2 million in the third quarter of 2018. Reduced spending in selling and administrative expenses and other operating expenses was offset by lower sales and higher facility consolidation expenses in the three months ended September 28, 2019 compared to the three months ended September 29, 2018.

For the nine months ended September 28, 2019, we reported an operating loss of $5.3 million compared to an operating loss of $3.0 million in the nine months ended September 29, 2018. The results for the nine months ended September 28, 2019 compared to the nine months ended September 29, 2018 were negatively impacted by lower sales and higher facility consolidation expenses partially offset by lower expenses in other operating expenses and selling and administration expenses.

Interest Expense

Interest expense decreased $16 thousand in the first quarter of 2019. The result was driven by changes in debt and the applicable interest rates during the period.

For the nine months ended September 28, 2019 compared to the nine months ended September 29, 2018, interest expense increased $245 thousand as a result of changes in debt and the applicable interest rates during the period.
.

Income Tax Provision (Benefit)

We recorded an income tax benefit of $109 thousand in the third quarter of 2019 compared to an income tax provision of $40 thousand in the third quarter of 2018.

The effective tax rate for the nine months ending September 28, 2019 was 0.2% compared with a benefit rate of 1.4% for the three months ending September 29, 2018. The Company maintains a full valuation allowance against the deferred tax assets resulting in only refundable credits and a small amount of state taxes being recognized in the tax expense for the first nine months of 2019. The Company is in a net deferred tax liability position of $642 and $568 at September 28, 2019 and December 29, 2018, respectively, which is included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets.

Table of Contents    28

The Company accounts for uncertainty in income tax positions in accordance with accounting guidelines related to uncertain tax positions. Unrecognized tax benefits were $476 and $441 at September 28, 2019 and December 29, 2018, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of September 28, 2019 and December 29, 2018.

Net Income (Loss)

Continuing operations reflected a loss of $2.6 million, or $0.16 per diluted share, in the third quarter of 2019 compared with a loss of $2.9 million, or $0.19 per diluted share, in the same period in 2018. Discontinued operations reflected an income of $23 thousand, or $0.00 per diluted share, in the third quarter of 2019 compared with a loss of $40 thousand, or $0.00 per diluted share, in the same period in 2018. Including discontinued operations, we had a net loss of $2.6 million, or $0.16 per diluted share, in the third quarter of 2019 compared with a net loss of $3.0 million, or $0.19 per diluted share, in the third quarter of 2018.

For the nine months ended September 28, 2019, we had a loss from continuing operations of $10.4 million or $0.66 per diluted share. For the same period in 2018 we had a loss of $7.8 million or $0.49 per diluted share. Discontinued operations resulted in a loss of $43 thousand or $0.00 per diluted share for the nine months ended September 28, 2019 compared to an income of $94 thousand or $0.01 per diluted share in the first nine months of 2018. Including discontinued operations, we had a net loss of $10.4 million or $0.66 per diluted share in the nine month period ended September 28, 2019 compared with a net loss of $7.7 million or $0.48 per diluted share in the nine months ended September 29, 2018.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 28, 2019, cash provided by operations was $8.0 million. Accounts payable and accrued expenses increased $7.5 million and inventories decreased $6.7 million. This was offset by an increase in accounts receivable of $2.6 million and an increase in other current assets of $2.7 million. Accounts payable and accrued expenses increased as the result of the timing of accruals at month end, particularly on payroll. Inventory reductions are the result of positive initiatives in inventory planning. Accounts receivable increased primarily due to seasonal lows at the prior year end. Other current assets were impacted by the timing of payment of prepaid expenses.

Purchases of capital assets for the nine months ended September 28, 2019 resulted in a $3.1 million cash out flow to the business. Depreciation and amortization for the nine months ended September 28, 2019 were $8.8 million. We expect capital expenditures to be approximately $4 million in 2019 while depreciation and amortization is expected to be approximately $11.6 million. Planned capital expenditures in 2019 are primarily for new equipment.

During the nine months ended September 28, 2019, cash used in financing activities was $4.9 million. We had net borrowings on finance leases of $11.5 million. We had net reductions to our revolving credit facility and notes payable of $16.4 million. The cash provided by financing was used to fund the operations during the quarter.

We believe our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements under current operating conditions and current sales levels. As of the nine months ended September 28, 2019, the unused borrowing under our revolving credit facility was $24.6 million. Our revolving credit facility requires us to maintain a fixed charge coverage ratio of 1.1 to 1.0 during any period that borrowing availability is less than $16.5 million. Based upon the results for the period ended September 28, 2019, our fixed charge coverage ratio at quarter end was .14, which was less than 1.1 to 1.0, accordingly the unused availability accessible by us was $8.1 million (the amount above $16.5 million) at September 28, 2019. We continually monitor our sources of funding and may seek additional sources of funding to supplement our current liquidity requirements as necessary. We are continuing to improve utilization of our inventories, thus freeing up working capital. Significant additional cash expenditures above our normal liquidity requirements or significant deterioration in economic conditions could affect our business and require supplemental financing or other funding sources. There can be no assurance that such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us.
See footnote 24 with regard to subsequent events that had an effect on the company's liquidity.

Table of Contents    29

Contractual Obligations

The following table summarizes our future minimum payments under contractual obligations as of September 28, 2019.

	Future Undiscounted Payments Due by Period
	(dollars in millions)
	2019	2020	2021	2022	2023	Thereafter	Total
Debt	$0.7	$2.6	$95.2	$0.7	$0.4	$4.6	$104.2
Interest - debt (1)	1.0	4.1	3.1	0.3	0.3	0.3	9.1
Finance leases	1.0	4.0	3.4	1.2	0.5	10.3	20.4
Interest - finance leases	0.3	1.2	1.0	0.8	0.7	6.7	10.7
Operating leases	0.6	2.4	2.0	1.6	0.9	3.4	10.9
Purchase commitments	1.4	—	—	—	—	—	1.4
Totals	5.0	14.3	104.7	4.6	2.8	25.3	$156.7

(1) Interest rates used for variable rate debt were those in effect at September 28, 2019

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

At September 28, 2019, $43,787, or approximately 35% of our total debt, was subject to floating interest rates.  A one-hundred basis point fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $324 thousand.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 28, 2019, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Table of Contents    30

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

Table of Contents    31

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

On November 16, 2018 the Superior Court of the State of California granted preliminary approval of a class action settlement in the matter of Carlos Garcia v. Fabrica International, Inc. et al Orange County Superior Court Case No. 30-2017-00949461-CU-OE-CXC. The court further approved the procedures for Settlement Class Members to opt-out of or object to the Settlement. The terms of the settlement provide that Fabrica, a wholly owned subsidiary of ours, has agreed to pay $1,514,000 (the “Gross Settlement Amount”) to fully resolve all claims in the Lawsuit, including payments to Settlement Class Members, Class Counsel’s attorneys’ fees and expenses, settlement administration costs, and the Class Representative’s Service Award. The amount of the proposed settlement was recorded during the quarter ended June 30, 2018. The deadline for class members to opt-out was February 1, 2019. The deadline for the plaintiff to file a motion for final approval of the class action settlement was March 29, 2019. The final fairness hearing took place on April 12, 2019 with final approval being granted. See note 24 for subsequent event related to this matter.

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

Table of Contents    32

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

A significant amount of our sales are generated through a certain mass merchant retailer. A significant reduction of sales through this channel could adversely affect our business. Such a shift could occur if this retailer decided to reduce the amount of emphasis on soft surface flooring or determine that our concentration of better goods was not advantageous to their marketing program. We have seen a change in strategy by this customer to emphasize products at a lower price point than we currently offer.

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

If our stock price were to fall below $1.00 for an extended time, our common stock may be subject to delisting from The NASDAQ Stock Market.

NASDAQ Marketplace Rule 5550(a)(2) requires that, for continued listing on the exchange, we must maintain a minimum bid price of $1 per share. Should the price of our stock close below $1 per share for 30 consecutive business days we will have 180 days to bring the price per share up above $1. As of September 11, 2019 our stock has closed above $1 per share for 30 consecutive business days and therefore we are now in compliance with NASDAQ rules. However, if we are not able stay in compliance with the relevant NASDAQ bid price listing rule, there is a risk that our common stock may be delisted from NASDAQ, which would adversely impact liquidity of our common stock and potentially result in even lower bid process for our common stock.

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

Table of Contents    33

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

Table of Contents    34

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

Table of Contents    35

example, producer responsibility regulations regarding end-of-life disposal could impose additional cost and complexity to our business.

Various federal, state and local environmental laws govern the use of our current and former facilities. These laws govern such matters as:

•	Discharge to air and water;

•	Handling and disposal of solid and hazardous substances and waste, and

•	Remediation of contamination from releases of hazardous substances in our facilities and off-site disposal locations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

The following table provides information regarding our repurchases of our Common Stock Shares during the three months ended September 28, 2019:

Fiscal Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
August 3, 2019	—	$—	—
August 31, 2019	—	—	—
September 28, 2019	—	—	—
Three Months Ended September 28, 2019	—	$—	—	$2,158,620

See footnote 24 for details of a subsequent event regarding Common Stock Repurchase Plans

Item 3. Defaults Upon Senior Securities

None.

Table of Contents    36

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a.)	Exhibits

31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Table of Contents    37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIXIE GROUP, INC.
(Registrant)

Date: November 6, 2019	By: /s/ JON A. FAULKNER
Jon A. Faulkner Vice President and Chief Financial Officer

Table of Contents    38