Form 10-K
period 2019-12-28
DIXIE GROUP INC
filed 2020-03-12
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2019
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

Large accelerated filer ☐    Accelerated filer ☐        Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 29, 2019 (the last business day of the registrant's most recently completed fiscal second quarter) was $7,846,814. The aggregate market value was computed by reference to the closing price of the Common Stock on such date.  In making this calculation, the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding Common Stock, and no other persons, are affiliates. No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of February 21, 2020
Common Stock, $3.00 Par Value	14,983,013	shares
Class B Common Stock, $3.00 Par Value	836,669	shares
Class C Common Stock, $3.00 Par Value	0	shares

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the following document are incorporated by reference:
Proxy Statement of the registrant for annual meeting of shareholders to be held May 6, 2020 (Part III).

Table of Contents    1

THE DIXIE GROUP, INC.

Index to Annual Report
on Form 10-K for
Year Ended December 28, 2019

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

Our business is primarily concentrated in areas of the soft floorcovering markets which include broadloom carpet, carpet tiles and rugs.  However, over the past few years, there has been a significant shift in the flooring marketplace as hard surface products have grown at a rate much faster than soft surface products. We have responded to this accelerated shift to hard surface flooring by launching several initiatives in both our residential and commercial brands. Our commercial business offers luxury vinyl flooring (“LVF”) products under the Calibré brand in the commercial markets. Within the residential markets we launched TRUCOR™
and TRUCOR Prime™ offering LVF products. In 2020 we are increasing the number of items in our TRUCOR™ family of products by over 40%. We are featuring a new innovation in LVF tile with our “Integrated Grout Technology” where the locking system is engineered to simulate a real grout line. We are launching our new TRUCOR Prime™ WPC program, including 18 oversized planks, featuring our XXL plank, the longest and widest rigid core plank product on the market. We are expanding our Fabrica wood program with nine new products including European White Oak and American Hickory. We continue to innovate in our soft floorcovering residential markets with around 50 new styles launching in 2020, including STAINMASTER®, EnVision 6,6™, and Strongwool. We continue to be a leading manufacturer in STAINMASTER® carpet and are proud to launch some of the most unique and beautiful STAINMMASTER® products on the market. We are diversifying our product offering with our new EnVision 6,6™ program. We are featuring a patent pending yarn innovation, Colorplay, in a new PetProtect® product named Grace, in our Masland product line. This Colorplay innovation gives us a unique color story for solution dyed nylon, with natural striations across 16 different colors. We are very excited about a new tufting technology, “TECHnique”, which is being showcased in our Masland and Fabrica lines. TECHnique delivers a woven visual with a crisp clean finish and products that are more work of art than floor covering. In the soft floorcovering commercial market, we have introduced one of the most unique innovations: Crafted Collection with Sustaina™ backing. This environmentally conscious and installer friendly product line comes in a beautiful set of patterns. The Sustaina™ modular tile backing system is a PVC and polyurethane free cushion modular carpet tile backing with very high recycled content.

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

Fabrica markets and manufactures luxurious residential carpet, custom rugs, and engineered wood at selling prices that we believe are approximately five times the average for the residential soft floorcovering industry. Its primary customers are interior decorators and designers, selected retailers and furniture stores, luxury home builders and manufacturers of luxury motor coaches and yachts. Fabrica is among the leading premium brands in the domestic marketplace and is known for styling innovation and unique colors and patterns. Fabrica consists of extremely high quality carpets and area rugs in both nylon and wool, with a wide variety of patterns and textures. Fabrica is viewed by the trade as the premier quality brand for very high-end carpet and enjoys an established reputation as a styling trendsetter and a market leader in providing both custom and designer products to the very high-end residential sector.

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

Dixie Home provides stylishly designed, differentiated products that offer affordable fashion to residential consumers. Dixie Home markets an array of residential tufted broadloom carpet and rugs to selected retailers and home centers under the Dixie Home and private label brands. In addition, it offers luxury vinyl flooring products to the marketplace it serves. Its objective is to make the Dixie

Table of Contents    4

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

Industry

We are a flooring manufacturer in an industry composed of a wide variety of companies from small privately held firms to large multinationals. In 2018, according to the most recent information available, the U.S. floorcovering industry reported $27.2 billion in sales, up approximately 5.7% over 2017's sales of $25.7 billion. In 2018, the primary categories of flooring in the U.S., based on sales dollars, were carpet and rug (43%), ceramic tile (14%), wood (13%), luxury vinyl flooring (LVF) (13%), vinyl (7%), stone (6%) and laminate and other (4%). In 2018, the primary categories of flooring in the U.S., based on square feet, were carpet and rug (48%), ceramic tile (14%), vinyl (12%), luxury vinyl flooring (12%), wood (7%), laminate (4%) and stone and other (3%). Each of these categories is influenced by the residential construction, commercial construction, and residential remodeling markets. These markets are influenced by many factors including consumer confidence, spending for durable goods, turnover in housing and the overall strength of the economy.

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

Competition

The floorcovering industry is highly competitive. We compete with other carpet, rug and hard surface manufacturers. In addition, the industry provides multiple floorcovering surfaces such as luxury vinyl tile and wood. Though soft floorcovering is still the dominant floorcovering surface, it has gradually lost market share to hard floorcovering surfaces over the last 25 years. We believe our products are among the leaders in styling and design in the high-end residential and high-end commercial carpet markets. However, a number of manufacturers produce competitive products and some of these manufacturers have greater financial resources than we do.

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

Table of Contents    5

Trademarks

Our floorcovering businesses own a variety of trademarks under which our products are marketed.  Among such trademarks, the names "Fabrica", "Masland", "Dixie Home", "Atlas", “Masland Contract” and "Masland Hospitality" are of greatest importance to our business. We believe that we have taken adequate steps to protect our interest in all significant trademarks.

Customer and Product Concentration

As a percentage of our net sales, one customer, a mass merchant, accounted for approximately 11% in 2019, 13% in 2018, and 14% in 2017 and as a percentage of our customer's trade accounts receivable, accounted for approximately 18% in 2019 and 34% in 2018. No other customer was more than 10 percent of our sales during the periods presented. During 2019, sales to our top ten customers accounted for approximately 15% of our sales and our top 20 customers accounted for approximately 18% of our sales. We do not make a material amount of sales in foreign countries.

We do not have any single class of products that accounts for more than 10 percent of our sales. However, sales of our floorcovering products may be classified by significant end-user markets into which we sell, and such information for the past three years is summarized as follows:

	2019	2018	2017
Residential floorcovering products	72%	72%	68%
Commercial floorcovering products	28%	28%	32%

Seasonality

Our sales historically have normally reached their lowest level in the first quarter (approximately 24% of our annual sales), with the remaining sales being distributed relatively equally among the second, third and fourth quarters. Working capital requirements have normally reached their highest levels in the third and fourth quarters of the year.

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

Table of Contents    6

Employment Level

At December 28, 2019, we employed 1,526 associates in our operations.

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

Table of Contents    7

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

The market price of our common stock has historically experienced and may continue to experience significant volatility. Our progress in restructuring our business, our quarterly operating results, our perceived prospects, lack of securities analysts’ recommendations or earnings estimates, changes in general conditions in the economy or the financial markets, adverse events related to our strategic relationships, significant sales of our common stock by existing stockholders, and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. Such market price volatility could adversely affect our ability to raise additional capital. In addition, we may be subject to securities class action litigation as a result of volatility in the price of our common stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

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

Table of Contents    8

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

Nylon yarn is the principal raw material used in our floorcovering products. A significant portion of such yarn is purchased from one supplier. Our yarn supplier is one of the leading fiber suppliers within the industry and is the exclusive supplier of certain innovative branded fiber technology upon which we rely. We believe our offerings of this innovative fiber technology contribute materially to the competitiveness of our products. While we believe there are other sources of nylon yarns, an unanticipated termination or interruption of our current supply of branded nylon yarn could have a material adverse effect on our ability to supply our products to our customers and have a material adverse impact on our competitiveness if we are unable to replace our nylon supplier with another supplier that can offer similar innovative and branded fiber products. We have had a disruption in our supply of white dyeable yarns for the commercial market place which has resulted in our taking additional charges for the write down of certain inventories. An interruption in the supply of these or other raw materials or sourced products used in our business or in the supply of suitable substitute materials or products would disrupt our operations, which could have a material adverse effect on our business. We continually evaluate our sources of yarn for competitive costs, performance characteristics, brand value, and diversity of supply.

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

We import most of our luxury vinyl flooring ("LVF"), some of our wood offering, some of our rugs and broadloom offerings. Though currently a small part of our business, the growth in LVF products is an important product offering to provide our customers a complete selection of flooring alternatives. Recently there have been trade proposals that threatened these product categories with added tariffs which would make our offerings less competitive compared to those manufactured in other countries or produced domestically. These proposals, if enacted, or if expanded, or imposed for a significant period of time, would materially interfere with our ability to successfully enter into these product categories and could have a material adverse effect upon the company's cost of goods and results of operations. Further, our suppliers have experienced disruptions relative to actions taken by the Chinese government to control the COVID-19 coronavirus.

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

Table of Contents    9

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

Our business operations could suffer significant losses from natural disasters, pandemics, catastrophes, fire or other unexpected events.

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

Our operations, suppliers, customers and the consumers and markets they serve could be disrupted by a pandemic, such as the COVID-19 coronavirus. Such a pandemic could adversely impact our business, directly or indirectly, through market disruption, supply chain interruption or reduced demand for our products. Our suppliers for a portion of our hard surface products have experienced disruptions in operations as a result of the COVID-19 coronavirus.

Table of Contents    10

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The following table lists our facilities according to location, type of operation and approximate total floor space as of February 21, 2020:

Location	Type of Operation	Approximate Square Feet
Administrative:
Saraland, AL*	Administrative	29,000
Santa Ana, CA*	Administrative	4,000
Calhoun, GA	Administrative	10,600
Dalton, GA*	Administrative	50,800
	Total Administrative	94,400

Manufacturing and Distribution:
Atmore, AL	Carpet Manufacturing, Distribution	610,000
Roanoke, AL	Carpet Yarn Processing	204,000
Saraland, AL*	Carpet, Rug and Tile Manufacturing, Distribution	384,000
Porterville, CA*	Carpet Yarn Processing	249,000
Santa Ana, CA*	Carpet and Rug Manufacturing, Distribution	200,000
Adairsville, GA	Samples and Rug Manufacturing, Distribution	292,000
Calhoun, GA *	Distribution	99,000
Calhoun, GA	Carpet Dyeing & Processing	193,300
Eton, GA	Carpet Manufacturing, Distribution	408,000
Dalton, GA*	Samples Warehouse and Distribution	40,000
	Total Manufacturing and Distribution	2,679,300

* Leased properties	TOTAL	2,773,700

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
We have been sued, together with 3M Company and approximately 30 other named defendants and unnamed "fictitious defendants" including various carpet manufacturers and suppliers, in four lawsuits whereby the plaintiffs seek monetary damages and injunctive relief related to the manufacture, supply, and/or use of certain chemical products in the manufacture, finishing, and treatment of carpet products in the Dalton, Georgia area. These chemical products allegedly include without limitation perflourinated compounds ("PFC") such as perflourinated acid ("PFOA") and perfluorooctane sulfonate ("PFOS"). In each lawsuit, the plaintiff(s) alleges that, as a consequence of these actions, these chemical compounds discharge or leach into the water systems around Dalton and then flow into the waters in or near the water bodies from which the plaintiff(s) draw for drinking water.
Two of these lawsuits were filed in Alabama. The first lawsuit in Alabama was filed on September 22, 2016 by The Water Works and Sewer Board of the City of Gadsden (Alabama) in the Circuit Court of Etowah County, Alabama (styled The Water Works and Sewer Board of the City of Gadsden v. 3A1 Company, et al., Civil Action No. 31-CV-2016-900676.00). The second lawsuit in Alabama was filed on May 15, 2017 by The Water Works and Sewer Board of the Town of Centre (Alabama) in the Circuit Comi of Cherokee County, Alabama (styled The Water Works and Sewer Board of the Town of Centre v. 3M Company, et al., Civil Action No. 13-CV- 2017-900049.00). In each of these Alabama lawsuits, the plaintiff seeks damages that include but are not limited to the expenses associated with the future installation and operation of a filtration system capable of removing from the water the chemicals that are allegedly present as a result of the manufacturing and treatment process described above. Each plaintiff requests a jury trial, does not specify an amount of damages other than an assertion that its damages exceed $10,000.00, and requests

Table of Contents    11

injunctive relief. We have answered the complaint in each of these lawsuits, intend to defend those matters vigorously, and are unable to estimate our potential exposure to loss, if any, for these lawsuits at this time.
The other two lawsuits were filed in Georgia. The first lawsuit in Georgia was filed on November 19, 2019 by the City of Rome (Georgia) in the Superior Court of Floyd County, Georgia (styled The City of Rome, Georgia v. 3A1 Company, et al., No. 19CV02405JFL003). The plaintiff in that case also seeks damages that include without limitation the expenses associated with the future installation and operation of a filtration system capable of removing from the water the chemicals that are allegedly present as a result of the manufacturing and treatment process described above. The plaintiff requests a jury trial and also seeks injunctive relief. While the amount of damages is unspecified, the plaintiff asserts it has spent "tens of millions" to remove the chemicals from the county's water supply and will incur additional costs related to removing such chemicals in the future. We have answered the complaint, intend to defend the matter vigorously, and are unable to estimate our potential exposure to loss, if any, at this time.
The second lawsuit in Georgia was filed on November 26, 2019 and is presented as a class action lawsuit by and on behalf of a class of persons who obtain drinking water from the City of Rome, Georgia and the Floyd County Water Department (and similarly situated persons) (generally, for these purposes, residents of Floyd County) (styled Jarrod Johnson v. 3M Company, et al., Civil Action No. 19-CV-02448-JFL-003) (the "Class Action Lawsuit"). The plaintiffs in this case allege their damages include without limitation the surcharges incurred for the costs of partially filtering the chemicals from their drinking water. The Complaint requests a jury trial and asserts damages unspecified in amount, in addition to requests for injunctive relief.
The Canyons Grand Summit Resort Hotel Owner's Association, Inc. has filed a lawsuit against us in the state of Utah (styled The Canyons Grand Summit Resort Hotel Owners Association, Inc. v. The Dixie Group Inc. dba Masland Contract Carpet, in the Third District Court, State of Utah, Summit County, Silver Summit Department, Civil No. 190500139) regarding a large quantity of carpet purchased for a hotel. The claim asserts that we manufactured and delivered carpet that did not meet the proper specifications. The plaintiff seeks damages "in an amount not less than $500,000" and does not request a jury trial. We have answered the complaint, intend to defend the matter vigorously, and are unable to estimate our potential exposure to loss, if any, at this time.
On November 16, 2018 the Superior Court of the State of California granted preliminary approval of a class action settlement in the matter of Carlos Garcia v. Fabrica International, Inc. et al Orange County Superior Court Case No. 30-2017-00949461-CU-OE-CXC. The court further approved the procedures for Settlement Class Members to opt-out of or object to the Settlement. The terms of the settlement provide that Fabrica, a wholly owned subsidiary of ours, has agreed to pay $1,514,000 (the “Gross Settlement Amount”) to fully resolve all claims in the Lawsuit, including payments to Settlement Class Members, Class Counsel’s attorneys’ fees and expenses, settlement administration costs, and the Class Representative’s Service Award. The amount of the proposed settlement was recorded during the quarter ended June 30, 2018. The deadline for class members to opt-out was February 1, 2019. The deadline for the plaintiff to file a motion for final approval of the class action settlement was March 29, 2019. The final fairness hearing took place on April 12, 2019 with final approval being granted. The payment of the settlement occurred in October, 2019.
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
See Note 21 under the Notes to Consolidated Financial Statements for discussion of a series of workers compensation claims filed related to the closure of manufacturing facilities in California.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Table of Contents    12

Pursuant to instruction G of Form 10-K the following is included as an unnumbered item to PART I.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and offices held by the executive officers of the registrant as of February 21, 2020, are listed below along with their business experience during the past five years.

Name, Age and Position	Business Experience During Past Five Years

Daniel K. Frierson, 78 Chairman of the Board, and Chief Executive Officer, Director
Director since 1973, Chairman of the Board since 1987 and Chief Executive Officer since 1980. He is the Chairman of the Company's Executive Committee. He is past Chairman of The Carpet and Rug Institute. He serves as Director of Astec Industries, Inc. headquartered in Chattanooga, Tennessee.

D. Kennedy Frierson, Jr., 52 Vice President and Chief Operating Officer, Director
Director since 2012 and Vice President and Chief Operating Officer since August 2009. Vice President and President Masland Residential from February 2006 to July 2009. President Masland Residential from December 2005 to January 2006. Executive Vice President and General Manager, Dixie Home, 2003 to 2005. Business Unit Manager, Bretlin, 2002 to 2003.

Allen L. Danzey, 50 Chief Financial Officer
Chief Financial Officer since January 2020. Director of Accounting from May 2018 to December 2019. Commercial Division Controller from July 2009 to May 2018. Residential Division Controller and Senior Accountant from February 2005 to July 2009.

Jon A. Faulkner, 59 Vice President Strategic Initiatives
Vice President Strategic Initiatives since January 2020. Vice President and Chief Financial Officer from October 2009 to December 2019. Vice President of Planning and Development from February 2002 to September 2009. Executive Vice President of Sales and Marketing for Steward, Inc. from 1997 to 2002.

Thomas M. Nuckols, 52 Vice President and President, Dixie Residential
Vice President and President of Dixie Residential since November 2017. Executive Vice President, Dixie Residential from February 2017 to November 2017. Dupont/Invista, from 1989 to 2017, Senior Director of Mill Sales and Product Strategy from 2015 to 2017.

W. Derek Davis, 69 Vice President, Human Resources and Corporate Secretary	Vice President of Human Resources since January 1991 and Corporate Secretary since January 2016. Corporate Employee Relations Director, 1988 to 1991.

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

Our Common Stock trades on the NASDAQ Global Market under the symbol DXYN. No market exists for our Class B Common Stock.

As of February 21, 2020, the total number of holders of our Common Stock was approximately 2,800 including an estimated 2,400 shareholders who hold our Common Stock in nominee names. The total number of holders of our Class B Common Stock was 10.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Fiscal Month Ending	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
November 2, 2019	83,527	*	$1.92	83,527
November 30, 2019	263,485	*	1.58	263,485
December 28, 2019	153,042	*	1.46	153,042
Three Fiscal Months Ended December 28, 2019	500,054		$1.60	500,054	$5,085,356

*During the fourth quarter of 2019, the Company's previously announced stock repurchase authorization became effective upon completion of the sale of the Susan Street facility. Pursuant to the previously announced authorization, the Company is authorized to purchase up to $5,900 of its shares during a period beginning with the date of the completion of the sale and ending in March 2020. All shares repurchased during the fourth quarter were related to this authorization. This plan has superseded all other previously announced plans.

Quarterly Financial Data, Dividends and Price Range of Common Stock

Following are quarterly financial data, dividends and price range of Common Stock for the four quarterly periods in the years ended December 28, 2019 and December 29, 2018. Due to rounding, the totals of the quarterly information for each of the years reflected below may not necessarily equal the annual totals. There is a restriction on the payment of dividends under our revolving credit facility and we have not paid any dividends in the years ended December 28, 2019 and December 29, 2018.

Table of Contents    14

THE DIXIE GROUP, INC.
QUARTERLY FINANCIAL DATA, DIVIDENDS AND PRICE RANGE OF COMMON STOCK
(unaudited) (dollars in thousands, except per share data)
2019	1ST	2ND	3RD	4TH
Net sales	$88,606	$100,394	$95,447	$90,135
Gross profit	18,919	23,493	21,074	22,719
Operating income (loss)	(4,863)	574	(1,042)	26,680
Income (loss) from continuing operations	(6,641)	(1,181)	(2,577)	26,018
Income (loss) from discontinued operations	(31)	(35)	23	(305)
Net income (loss)	$(6,672)	$(1,216)	$(2,554)	$25,713
Basic earnings (loss) per share:
Continuing operations	$(0.42)	$(0.07)	$(0.16)	$1.61
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.02)
Net income (loss)	$(0.42)	$(0.07)	$(0.16)	$1.59
Diluted earnings (loss) per share:
Continuing operations	$(0.42)	$(0.07)	$(0.16)	$1.60
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.02)
Net income (loss)	$(0.42)	$(0.07)	$(0.16)	$1.58

Common Stock Prices:
High	$1.47	$0.97	$1.50	$2.09
Low	0.70	0.34	0.51	1.04

2018	1ST	2ND	3RD	4TH
Net sales	$98,858	$106,438	$101,562	$98,175
Gross profit	21,580	25,144	21,887	18,380
Operating loss	(1,515)	(355)	(1,179)	(12,765)
Loss from continuing operations	(2,884)	(1,972)	(2,922)	(13,700)
Income (loss) from discontinued operations	(23)	157	(40)	1
Net loss	$(2,907)	$(1,815)	$(2,962)	$(13,699)
Basic earnings (loss) per share:
Continuing operations	$(0.18)	$(0.13)	$(0.19)	$(0.87)
Discontinued operations	(0.00)	0.01	(0.00)	0.00
Net loss	$(0.18)	$(0.12)	$(0.19)	$(0.87)
Diluted earnings (loss) per share:
Continuing operations	$(0.18)	$(0.13)	$(0.19)	$(0.87)
Discontinued operations	(0.00)	0.01	(0.00)	0.00
Net loss	$(0.18)	$(0.12)	$(0.19)	$(0.87)

Common Stock Prices:
High	$4.05	$3.27	$2.40	$1.85
Low	2.60	2.20	1.40	0.62

Table of Contents    15

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

In accordance with SEC rules, set forth below is a line graph comparing the yearly change in the cumulative total shareholder return on our Common Stock against the total return of the Standard & Poor's Small Cap 600 Stock Index, plus both the Dow Jones US Furnishings Index and the Dow Jones US Building Materials & Fixtures Index, in each case for the five year period ended December 31, 2019. The comparison assumes that $100.00 was invested on December 31, 2014, in our Common Stock, the S&P Small Cap 600 Index, and each of the two Peer Groups, and assumes the reinvestment of dividends.

The foregoing shareholder performance presentation shall not be deemed "soliciting material" or to be "filed" with the Commission subject to Regulation 14A, or subject to the liabilities of Section 18 of the Exchange Act.

Table of Contents    16

Item 6.	SELECTED FINANCIAL DATA

The Dixie Group, Inc.
Historical Summary
(dollars in thousands, except share and per share data)

FISCAL YEARS	2019 (1)	2018 (2)	2017 (3)	2016 (4)	2015 (5)(6)
OPERATIONS
Net sales	$374,582	$405,033	$412,462	$397,453	$422,483
Gross profit	86,205	86,991	101,213	95,425	106,230
Operating income (loss)	21,349	(15,816)	3,947	(3,436)	1,882
Income (loss) from continuing operations before taxes	14,962	(22,310)	(1,813)	(8,829)	(2,992)
Income tax provision (benefit)	(657)	(831)	7,509	(3,622)	(714)
Income (loss) from continuing operations	15,619	(21,479)	(9,322)	(5,207)	(2,278)
Depreciation and amortization	11,440	12,653	12,947	13,515	14,119
Dividends	—	—	—	—	—
Capital expenditures	4,235	4,052	12,724	4,904	6,826
Assets purchased under capital leases & notes, including deposits utilized and accrued purchases	240	389	859	427	5,403
FINANCIAL POSITION
Total assets	$247,659	$252,778	$283,907	268,987*	298,218*
Working capital	88,237	96,534	105,113	81,727	98,632
Long-term debt	81,667	120,251	123,446	98,256	115,907
Stockholders' equity	73,211	58,984	79,263	87,122	90,804
PER SHARE
Income (loss) from continuing operations:
Basic	$0.96	$(1.36)	$(0.59)	$(0.33)	$(0.15)
Diluted	0.95	(1.36)	(0.59)	(0.33)	(0.15)
Dividends:
Common Stock	—	—	—	—	—
Class B Common Stock	—	—	—	—	—
Book value	4.62	3.60	4.91	5.40	5.67
GENERAL
Weighted-average common shares outstanding:
Basic	15,821,574	15,763,890	15,698,915	15,638,112	15,535,980
Diluted	15,925,822	15,763,890	15,698,915	15,638,112	15,535,980
Number of shareholders (7)	2,800	2,800	2,800	3,000	3,000
Number of associates	1,526	1,646	1,930	1,746	1,822
*These periods do not have prior period adoption adjustment or the right to return asset for the ASC 606 adoption.

(1)	2019 results include expenses of $5,019 for facility consolidation and severance expenses and a gain of $25,121 for the sale of the Susan Street facility, see Note 20.

(2)	2018 results include expenses of $3,167 for facility consolidation and severance expenses and $6,709 for the impairment of tangible and intangible assets.

(3)	Includes expenses of $636 for facility consolidation and severance expenses in 2017.

(4)	Includes expenses of $1,456, or $859 net of tax, for facility consolidation expenses in 2016.

(5)	Includes expenses of $2,946, or $1,915 net of tax, for facility consolidation expenses in 2015.

(6)	Includes the results of operations of Atlas Carpet Mills, Inc. and Burtco Enterprises, Inc. subsequent to their acquisitions on March 19, 2014 and September 22, 2014, respectively.

(7)
The approximate number of record holders of our Common Stock for 2015 through 2019 includes Management's estimate of shareholders who held our Common Stock in nominee names as follows:  2015 - 2,550 shareholders; 2016 - 2,600 shareholders; 2017 - 2,400 shareholders; 2018 - 2,400 shareholders; 2019 - 2,400 shareholders.

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
Our business is primarily concentrated in areas of the soft floorcovering markets which include broadloom carpet, carpet tiles and rugs. However, in response to a significant shift in the flooring marketplace toward hard surface products, we have launched multiple hard surface initiatives in both our residential and commercial brands over the last few years. Our commercial brands offer Luxury Vinyl Flooring (“LVF”) products under the Calibré brand in the commercial markets. Our residential brands, Dixie Home and Masland Residential, offer Stainmaster® PetProtect™ Luxury Vinyl Flooring and our premium residential brand, Fabrica, offers a high-end engineered wood line. In 2019, we successfully launched TRUCOR™, our new solid polymer core or “SPC” Luxury Vinyl Flooring line. This latest addition to our rigid core Luxury Vinyl Flooring offering is designed to create an extremely durable and waterproof Luxury Vinyl Flooring product with a broader range of price points to meet the needs of various consumers. To build on the momentum of TRUCOR™ in 2020 we have planned a significant increase in the product offerings of this line. Additional hard surface initiatives planned in 2020 include the introduction of new styles in the Fabrica line of wood products, new LVF tiles utilizing "Integrated Grout Technology", and a TRUCOR PRIME WPC program to include oversize planks in contemporary styles. In addition to our hard surface initiatives, we continue to grow our soft surface business through innovative product offerings such as the Crafted Collection of modular tile featuring our Sustaina backing. Our Sustaina cushion backing for modular tile is PVC and polyurethane free and it is composed of 81.5% total recycled content allowing us to offer an appealing set of patterns to our environmentally conscious customers.
During 2019, our net sales decreased 7.5% compared with net sales in 2018. Sales of residential products decreased 7.2% in 2019 versus 2018. Residential soft surface sales were down 8.8% in 2019 as compared to 2018, while, we estimate, the industry was down in the mid to upper single digits. Our residential soft surface sales in 2019 were negatively impacted by a change in emphasis to hard surfaces by certain mass merchant customers. Residential hard surface sales increased by 47% in 2019 relative to sales in 2018. Despite recent slow activity, we anticipate the residential housing market will have steady but moderate growth over the next several years. Commercial product sales decreased 9.4% during 2019. Soft surface sales of commercial products were down 12.4%, while, we believe, the industry was down marginally. We anticipate the commercial market to be relatively flat in 2020.
In 2019, we had an operating income of $21.3 million compared with an operating loss of $15.8 million in 2018. In 2019, we recorded a $25.1 million gain on the sale of our building in Santa Ana, California. Without this gain on sale we had an operating loss of $3.8 million. Gross profit as a percent of sales improved year over year despite the reduced sales volume in 2019 and the resulting under absorbed manufacturing costs. This was primarily the result of non-recurring costs incurred in the prior year and improvements in operations, both related to the Profit Improvement Plan (the "Plan"). We also reduced plant running schedules in the fourth quarter to reduce inventories to a more appropriate level. We incurred $5 million in restructuring expenses related to the Plan and an additional $572 thousand in cost of sales for inventory write downs related to the Plan. Since inception, the Plan has resulted in the reduction of over 300 associates. The Plan, begun in the fourth quarter of 2017, was completed at the end of 2019. Our debt declined by $39.7 million over the course of 2019.
Expenses related to the Plan totaled approximately $5.6 million in 2019. The Plan expenses included inventory write downs, restructuring costs, and asset impairments as we re-configured our commercial business and right sized our residential manufacturing operations for lower unit demand. Total cost reductions as a result of the Plan are expected to be in excess of $18 million on an annual basis when compared to the 2017 cost structure. We began the structural consolidation of our commercial business with the closure of our Chickamauga tufting operation as we moved the equipment to other facilities. This plant closure, complete at the end of 2018, lowered our cost and improved our response time to this segment of the marketplace. We exited our Commerce, California Atlas tufting facilities in 2019. The bulk of the Atlas equipment was transferred to our Atmore, Alabama commercial tufting operation with various other items moved to our Santa Ana, California and Eton, Georgia operations. We moved our commercial rug operation and commercial samples support function from California to our Saraland facility near Mobile, Alabama. We reduced our staffing to better match production to meet our demand in our Atmore, Eton, Adairsville and Roanoke facilities as we were able to take advantage of the increased productivity of our associates in these operations. In addition to the physical movement of equipment and inventory, we consolidated our commercial design functions in Saraland as well as consolidated our entire sales support functions. Our sales forces were merged to create Atlas | Masland Contract, now equipped with a much broader product line and providing modular carpet tile, broadloom carpet, luxury vinyl flooring, and commercial wool and nylon rugs. This combined sales force has the added benefit of not only a broad product line but distinct design capabilities in custom products as well.

Table of Contents    18

RESULTS OF OPERATIONS

Fiscal Year Ended December 28, 2019 Compared with Fiscal Year Ended December 29, 2018

	Fiscal Year Ended (amounts in thousands)
	December 28, 2019	% of Net Sales	December 29, 2018	% of Net Sales	Increase (Decrease)	% Change
Net sales	$374,582	100.0%	$405,033	100.0%	$(30,451)	(7.5)%
Cost of sales	288,377	77.0%	318,042	78.5%	(29,665)	(9.3)%
Gross profit	86,205	23.0%	86,991	21.5%	(786)	(0.9)%
Selling and administrative expenses	83,825	22.4%	92,473	22.8%	(8,648)	(9.4)%
Other operating (income) expense, net	(23,988)	(6.4)%	458	0.1%	(24,446)	(5,337.6)%
Facility consolidation and severance expenses, net	5,019	1.3%	3,167	0.8%	1,852	58.5%
Impairment of assets	—	—%	6,709	1.7%	(6,709)	—%
Operating income (loss)	21,349	5.7%	(15,816)	(3.9)%	37,165	(235.0)%
Interest expense	6,444	1.7%	6,491	1.6%	(47)	(0.7)%
Other (income) expense, net	(57)	—%	3	—%	(60)	(2,000.0)%
Income (loss) before taxes	14,962	4.0%	(22,310)	(5.5)%	37,272	(167.1)%
Income tax provision (benefit)	(657)	(0.2)%	(831)	(0.2)%	174	(20.9)%
Income (loss) from continuing operations	15,619	4.2%	(21,479)	(5.3)%	37,098	(172.7)%
Income (Loss) from discontinued operations	(348)	(0.1)%	95	—%	(443)	(466.3)%
Net income (loss)	$15,271	4.1%	$(21,384)	(5.3)%	$36,655	(171.4)%

Net Sales. Net sales for the year ended December 28, 2019 were $374.6 million compared with $405.0 million in the year-earlier period, a decrease of 7.5% for the year-over-year comparison. Sales of residential floorcovering products were down 7.2% primarily due to our mass merchant customers shifting their emphasis from soft surface to hard surface floor coverings. Sales of commercial floorcovering products decreased 9.4%. The decrease in commercial net sales was due to distractions caused by the restructuring of our commercial operations and sales force during the first half of 2019.

Gross Profit. Gross profit, as a percentage of net sales, increased 1.5 percentage points in 2019 compared with 2018. Gross profit in 2019 was favorably impacted by savings from our Profit Improvement Plan. Gross profit in 2018 was negatively impacted by inventory write downs related to the Profit Improvement Plan.

Selling and Administrative Expenses. Selling and administrative expenses were $83.8 million in 2019 compared with $92.5 million in 2018, a decrease of .4% as a percentage of sales. The improved results in the 2019 selling expenses are the result of changes made as part of our Profit Improvement Plan.

Other Operating Expense, Net. Net other operating expense was an income of $24.0 million in 2019 compared with expense of $458 thousand in 2018. In 2019 we recognized a gain of $25.1 million for the sale of our Susan Street manufacturing facility in Santa Ana, California.

Facility Consolidation and Severance Expenses, Net. Facility consolidation expenses were $5.0 million in 2019 compared with $3.2 million in the year-earlier period. Facility consolidation expenses increased in 2019 as we completed our Profit Improvement Plan, announced in 2017, which included the consolidation of our two commercial brands, consolidation of commercial manufacturing operations and sales forces, and an overall review of corporate wide operations and functions. As a result of this plan, we incurred expenses of $5.0 million during 2019 primarily related to facility consolidation expenses and severance costs.

Asset Impairments. There were no expenses related to asset impairments recorded in 2019. The asset impairments recorded in 2018 were $6.7 million. The asset impairments incurred in 2018 included the impairment of fixed assets as part of our Profit Improvement Plan ($1.2 million). We also incurred intangible asset impairments ($2.1 million) and goodwill impairment ($3.4 million).

Operating Income (Loss). Operations reflected an operating income of $21.3 million in 2019 compared with an operating loss of $15.8 million in 2018. The operating results for 2019 were heavily impacted by the $25.1 million gain on the sale of our building in Santa Ana, California. This gain was partially offset by lower gross profit as a result of lower sales volume and expenses related to the Profit Improvement Plan.

Table of Contents    19

Interest Expense. Interest expense decreased $47 thousand in 2019 as compared to 2018 principally due to lower levels of debt in the last quarter of the year as a result of the sale of our building in Santa Ana, California.

Income Tax Provision (Benefit). Our effective income tax rate was a benefit of 4.39% in 2019. The benefit relates to certain federal and state credits and also includes a benefit for the reduction of certain indefinite lived assets not covered by our valuation allowance. In 2019, we decreased our valuation allowance by $3.7 million related to our net deferred tax asset and specific state net operating loss and state credit carryforwards.

Our effective income tax rate was a benefit of 3.72% in 2018. The benefit relates to certain federal and state credits and also includes a benefit for the reduction of certain indefinite lived assets not covered by our valuation allowance. In 2018, we increased our valuation allowance by $4 million related to our net deferred tax asset and specific state net operating loss and state credit carryforwards.

Net Loss. Continuing operations reflected an income of $15.6 million, or $.95 per diluted share in 2019, compared with a loss from continuing operations of $21.5 million, or $1.36 per diluted share in 2018. Our discontinued operations reflected a loss of $348 thousand, or $0.02 per diluted share in 2019 compared with income of $95 thousand, or $0.01 per diluted share in 2018. Including discontinued operations, we had a net income of $15.3 million, or $0.96 per diluted share, in 2019 compared with a net loss of $21.4 million, or $1.35 per diluted share, in 2018.

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

Table of Contents    20

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

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 28, 2019, cash provided by operations was $11.7 million. Inventories decreased $9.7 million, receivables decreased $5.2 million and accounts payable and accrued expenses decreased $3.7 million. Inventories were planned more closely in 2019 and decreased with lower demand. Receivables decreased on lower sales volume. In addition to lower operating demands on accounts payable as a result of lower volume, accounts payable and accrued expenses decreased due to balances in the prior year end related to a class action lawsuit and severances related to restructuring that were paid in full or significantly lower in the 2019 year end balances as compared to 2018.

Capital asset acquisitions for the year ended December 28, 2019 were $4.2 million. In 2019 proceeds from sale of equipment totaled $37.2 million, primarily related to the sale of our building in Santa Ana, California. Depreciation and amortization for the year ended December 28, 2019 were $11.4 million. We expect capital expenditures to be approximately $5.0 million in 2020 while depreciation and amortization is expected to be approximately $11.0 million. Planned capital expenditures in 2020 are primarily for new equipment.

During the year ended December 28, 2019, cash used in financing activities was $43.9 million. We had net payments of $39.5 million on the revolving credit facility. Notes payable were reduced by payments, net of new borrowings, of $7.5 million and borrowings on finance leases net of payments increased cash by $7.3 million. The balance in amount of checks outstanding in excess of cash at year end 2019 decreased from prior year resulting in a cash outflow of $3.1 million.

We believe our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements under current operating conditions. Included in the unused borrowing availability under our credit line, as of the sale of our Susan Street facility in October, 2019 and the enactment of Amendment Thirteen to our loan agreement, is an additional availability block of $5,000 to be reduced upon reaching a specially defined fixed charge coverage ratio of 1.1 to 1.0 for a consecutive period of 3 months or 6 months. Contingent upon reaching the desired fixed coverage ratio, the availability block will reduce to $2,500 when the three-month threshold is reached and $0 once reaching the six-month threshold. As of December 28, 2019, the unused borrowing availability under our revolving credit facility was $33.8 million. However, our revolving credit facility reduces our funds available to borrow by $15 million if our fixed charge coverage ratio is less than 1.1 to 1.0. As of the date hereof, our fixed coverage ratio was less than 1.1 to 1.0, accordingly the unused availability accessible by us was $18.8 million (the amount above $15.0 million) at December 28, 2019. Significant additional cash expenditures above our normal liquidity requirements, significant deterioration in economic conditions or continued operating losses could affect our business

Table of Contents    21

and require supplemental financing or other funding sources. There can be no assurance that such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us.

Debt Facilities

Revolving Credit Facility. During the fourth quarter 2019, the Company amended its credit agreement with Wells Fargo Capital Finance to reduce the size of the Senior Credit Facility from $150,000 to $120,000 and adjust the availability limitation related to the fixed coverage ratio from $16,500 to $15,000 upon closing of the sale lease back of the Susan Street property. The changes to the credit facility were implemented by the twelfth and thirteenth amendments to the credit agreement, effective October 3, 2019 and October 22, 2019, respectively. These amendments were intended to permit the sale and leaseback of the Company's Susan Street Facility and, upon completion of the sale, to adjust the credit agreement's borrowing base. The borrowing base is currently equal to specified percentages of the Company's eligible accounts receivable, inventories, fixed assets and real property less reserves established, from time to time, by the administrative agent under the facility. The revolving credit facility matures on September 23, 2021. The revolving credit facility is secured by a first priority lien on substantially all of the Company's assets.

At the Company's election, advances of the revolving credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2 or 3 month periods, as selected by the Company, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate plus 1.00%, plus an applicable margin ranging between 0.50% and 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. As of December 28, 2019, the applicable margin on our revolving credit facility was 1.75%. The Company pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.375% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 4.79% at December 28, 2019 and 4.58% at December 29, 2018.

The revolving credit facility includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations. The revolving credit facility restricts the Company's borrowing availability if its fixed charge coverage ratio is less than 1.1 to 1.0. During any period that the fixed charge coverage ratio is less than 1.1 to 1.0, the Company's borrowing availability is reduced by $15,000. As part of Amendment Thirteen to the credit agreement an additional availability block of $5,000 was established to be reduced upon reaching a specially defined fixed charge coverage ratio of 1.1 to 1.0 for a consecutive period of 3 months or 6 months. Contingent upon reaching the desired fixed coverage ratio, the availability block will reduce to $2,500 when the three-month threshold is reached and $0 once reaching the six-month threshold. Amendment Thirteen also adjusted the size of the restricted borrowing availability that is triggered when the fixed charge coverage ratio is less than 1.1 to 1.0. Effective with the thirteenth amendment, and after giving effect to the "availability block", availability under the credit agreement is reduced by $20,000.

As of December 28, 2019, the unused borrowing availability under the revolving credit facility was $33,787; however, since the Company's fixed charge coverage ratio was less than 1.1 to 1.0, the unused availability accessible by the Company was $18,787 (the amount above $15,000) at December 28, 2019. Availability under the credit agreement will vary based on seasonal business factors and periodic changes to the qualified asset base, which consists of accounts receivable, inventories and fixed assets.

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

Finance Lease - Buildings. On January 14, 2019, the Company, entered into a purchase and sale agreement (the “Purchase and Sale Agreement”) with Saraland Industrial, LLC, an Alabama limited liability company (the “Purchaser”). Pursuant to the terms of the Purchase and Sale Agreement, the Company sold its Saraland facility, and approximately 17.12 acres of surrounding property located in Saraland, Alabama (the “Property”) to the Purchaser for a purchase price of $11,500. Concurrent with the sale of the Property, the Company and the Purchaser entered into a twenty-year lease agreement (the “Lease Agreement”), whereby the Company will lease back the Property at an annual rental rate of $977, subject to annual rent increases of 1.25%. Under the Lease Agreement, the Company has two (2) consecutive options to extend the term of the Lease by ten years for each such option. This transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded 90% of its fair value. The Company recorded a liability for the amounts received, will continue to depreciate the asset, and has imputed an interest rate so that the net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term. Concurrently with the sale, the Company paid off the approximately $5,000 mortgage on the property to First Tennessee Bank National Association and terminated the related fixed interest rate swap agreement.

Table of Contents    22

Finance Lease Obligations. Our finance lease obligations have terms ranging from 3 to 7 years, bear interest ranging from 3.55% to 7.76% and are due in monthly or quarterly installments through their maturity dates. Our capital lease obligations are secured by the specific equipment leased. (See Note 10 to our Consolidated Financial Statements).

Contractual Obligations

The following table summarizes our future minimum payments under contractual obligations as of December 28, 2019

	Payments Due By Period
	(dollars in millions)
	2020	2021	2022	2023	2024	Thereafter	Total
Debt	$2.7	$61.1	$0.7	$0.4	$0.4	$4.2	69.5
Interest - debt (1)	0.1	—	—	—	—	—	0.1
Finance leases	4.0	3.4	1.2	0.5	0.3	10.0	19.4
Interest - finance leases	1.2	1.0	0.8	0.8	0.7	6.0	10.5
Operating leases	3.2	3.0	2.8	2.1	2.0	12.2	25.3
Interest - operating leases	1.6	1.4	1.2	1.1	0.9	2.4	8.6
Purchase commitments	2.5	—	—	—	—	—	2.5
Totals	15.3	69.9	6.7	4.9	4.3	34.8	135.9

(1) Interest rates used for variable rate debt were those in effect at December 29, 2018.

Stock-Based Awards

We recognize compensation expense related to share-based stock awards based on the fair value of the equity instrument over the period of vesting for the individual stock awards that were granted. At December 28, 2019, the total unrecognized compensation expense related to unvested restricted stock awards was $989 thousand with a weighted-average vesting period of 8.6 years. At December 28, 2019, the total unrecognized compensation expense related to Directors' Stock Performance Units was $5 thousand with a weighted-average vesting period of 0.3 years. At December 28, 2019, there was no unrecognized compensation expense related to unvested stock options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at December 28, 2019 or December 29, 2018.

Income Tax Considerations

In the tax year ended December 28, 2019 we decreased our valuation allowances by $3.7 million related to our net deferred tax asset and specific state net operating loss and state credit carryforwards.

During 2020 and 2021, we do not anticipate any cash outlays for income taxes to exceed $1.5 Million. This is due to tax loss carryforwards and tax credit carryforwards that will be used to partially offset taxable income. At December 28, 2019, we were in a net deferred tax liability position of $91 thousand.

Discontinued Operations - Environmental Contingencies

We have reserves for environmental obligations established at five previously owned sites that were associated with our discontinued textile businesses. We have a reserve of $2.0 million for environmental liabilities at these sites as of December 28, 2019. The liability established represents our best estimate of loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from our estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

Fair Value of Financial Instruments

At December 28, 2019, we had no liabilities measured at fair value that fall under a level 3 classification in the hierarchy (those subject to significant management judgment or estimation).

Table of Contents    23

Certain Related Party Transactions

We were a party to a five-year lease with the seller of Atlas Carpet Mills, Inc. to lease three manufacturing facilities as part of the acquisition in 2014. The lessor was controlled by an associate of ours. Rent paid to the lessor during 2019, 2018, and 2017 was $497, $1,003, and $978, respectively. The lease was based on current market values for similar facilities. These leases terminated as of September, 2019.

We purchase a portion of our product needs in the form of fiber, yarn and carpet from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of ours. An affiliate of Mr. Shaw holds approximately 7.5% of our Common Stock, which represents approximately 3.5% of the total vote of all classes of our Common Stock. Engineered Floors is one of several suppliers of such materials to us. Total purchases from Engineered Floors for 2019, 2018 and 2017 were approximately $5,900, $8,200, and $7,200 respectively; or approximately 2.1%, 2.6%, and 2.3% of our cost of goods sold in 2019, 2018, and 2017, respectively. Purchases from Engineered Floors are based on market value, negotiated prices. We have no contractual commitments with Mr. Shaw associated with our business relationship with Engineered Floors. Transactions with Engineered Floors are reviewed annually by our board of directors.

We are a party to a ten-year lease with the Rothman Family Partnership to lease a manufacturing facility as part of the Robertex acquisition in 2013. The lessor is controlled by a former associate of ours. Rent paid to the lessor during 2019, 2018, and 2017 was $284, $278, and $273, respectively. The lease was based on current market values for similar facilities.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)," which requires lessees to recognize on the Consolidated Balance Sheets right-of-use assets, representing the right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU No. 2018-11, "Leases (Topic 842)" providing an optional transition method allowing entities to apply the new lease standard at the adoption date and recognize a cumulative effect adjustment in the period of adoption. The Company elected this transition method.
The Company adopted the new standard effective December 30, 2018, the first day of the Company's fiscal year. Consistent with the optional transition method allowed as part of the modified retrospective transition approach provided in ASU No. 2018-11, the Company did not adjust comparative periods. The new standard applied to leases that have commenced as of the effective date, December 30, 2018, with a cumulative effect adjustment recorded as of that date. The Company also elected to apply the package of practical expedients allowed in ASC 842-10-65-1 whereby the Company need not reassess whether any expired or existing contracts are or contain leases, the Company need not reassess the lease classification for any expired or existing leases, and the Company need not reassess initial direct costs for any existing leases. The Company's adoption of the ASU resulted in the addition of Right of Use Assets on the Consolidated Balance Sheet for the right to use the underlying assets of operating leases. The Company did not elect to use hindsight for transition when considering judgments and estimates such as assessments of lessee options to extend or terminate a lease or purchase the underlying asset. In addition, the corresponding liability for the remaining balance of the operating leases is included in the liability section of the Consolidated Balance Sheet. For all asset classes, the Company elected to not recognize a right-of-use asset and lease liability for leases with a term of twelve months or less. The adoption of this ASU did not result in a material adjustment to the Consolidated Statements of Stockholders' Equity or the Consolidated Statements of Operations.
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

Table of Contents    24

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

•
Customer claims and product warranties. The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products for a period of up to two years. The Company accrues for estimated future assurance warranty costs in the period in which the sale is recorded. The costs are included in Cost of Sales in the Consolidated Statements of Operations and the product warranty reserve is included in accrued expenses in the Consolidated Balance Sheets. The Company calculates its accrual using the portfolio approach based upon historical experience and known trends. The Company does not provide an additional service-type warranty.

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

Table of Contents    25

adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely on estimates, including business forecasts and other projections of financial results over an extended period of time. In the event that we are not able to realize all or a portion of our deferred tax assets in the future, a valuation allowance is provided. We recognize such amounts through a charge to income in the period in which that determination is made or when tax law changes are enacted. We had valuation allowances of $13.3 million at December 28, 2019 and $17.0 million at December 29, 2018. At December 28, 2019, we were in a net deferred tax liability position of $91 thousand. For further information regarding our valuation allowances, see Note 15 to the Consolidated Financial Statements.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands)

Our earnings, cash flows and financial position are exposed to market risks relating to interest rates, among other factors. It is our policy to minimize our exposure to adverse changes in interest rates and manage interest rate risks inherent in funding our Company with debt. We address this financial exposure through a risk management program that includes maintaining a mix of fixed and floating rate debt and the use of interest rate swap agreements (See Note 13 to the Consolidated Financial Statements).

At December 28, 2019, $9,693, or approximately 11% of our total debt, was subject to floating interest rates. A one-hundred basis point fluctuation in the variable interest rates applicable to this floating rate debt would have an annual pre-tax impact of approximately $72.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary financial information required by ITEM 302 of Regulation S-K is included in PART II, ITEM 5 of this report and the Financial Statements are included in a separate section of this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 28, 2019, the date of the financial statements included in this Form 10-K (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

The sections entitled "Information about Nominees for Director" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 6, 2020 are incorporated herein by reference. Information regarding the executive officers of the registrant is presented in PART I of this report.

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

Audit Committee

We have a standing audit committee.  At December 28, 2019, members of our audit committee are Michael L. Owens, Chairman, William F. Blue, Jr., Charles E. Brock, Lowry F. Kline, and Hilda S. Murray.

Item 11.	EXECUTIVE COMPENSATION

The sections entitled "Compensation Discussion and Analysis", "Executive Compensation Information" and "Director Compensation" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 6, 2020 are incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled "Principal Shareholders", as well as the beneficial ownership table (and accompanying notes), in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 6, 2020 are incorporated herein by reference.

Equity Compensation Plan Information as of December 28, 2019

The following table sets forth information as to our equity compensation plans as of the end of the 2019 fiscal year:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of the outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans approved by security holders	278,320	(1)	$4.57	(2)	204,720

(1)
Includes the options to purchase 166,000 shares of Common Stock under our 2016 Incentive Compensation Plan and 112,320 Performance Units issued under the 2016 Incentive Compensation Plan, each unit being equivalent to one share of Common Stock. Does not include shares of Common Stock issued but not vested pursuant to outstanding restricted stock awards.

(2)
Includes the aggregate weighted-average of (i) the exercise price per share for outstanding options to purchase 166,000 shares of Common Stock under our 2016 Incentive Compensation Plan and (ii) the price per share of the Common Stock on the grant date for each of 112,320 Performance Units issued under the 2016 Incentive Compensation Plan (each unit equivalent to one share of Common Stock).

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled "Certain Transactions Between the Company and Directors and Officers" and "Independent Directors" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 6, 2020 are incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled "Audit Fees Discussion" in the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held May 6, 2020 is incorporated herein by reference.

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

Date: March 12, 2020	The Dixie Group, Inc.

/s/ DANIEL K. FRIERSON
By: Daniel K. Frierson
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DANIEL K. FRIERSON	Chairman of the Board, Director and Chief Executive Officer	March 12, 2020
Daniel K. Frierson

/s/ ALLEN L. DANZEY	Vice President, Chief Financial Officer	March 12, 2020
Allen L. Danzey

/s/ D. KENNEDY FRIERSON, JR.	Vice President, Chief Operating Officer and Director	March 12, 2020
D. Kennedy Frierson, Jr.

/s/ WILLIAM F. BLUE, JR.	Director	March 12, 2020
William F. Blue, Jr.

/s/ CHARLES E. BROCK	Director	March 12, 2020
Charles E. Brock

/s/ LOWRY F. KLINE	Director	March 12, 2020
Lowry F. Kline

/s/ HILDA S. MURRAY	Director	March 12, 2020
Hilda S. Murray

/s/ MICHAEL L. OWENS	Director	March 12, 2020
Michael L. Owens

Table of Contents    29

ANNUAL REPORT ON FORM 10-K

ITEM 8 AND ITEM 15(a)(1) AND ITEM 15(a)(2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULES

YEAR ENDED DECEMBER 28, 2019

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

Management, including our principal executive officer and principal financial officer, has used the criteria set forth in the report entitled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to evaluate the effectiveness of its internal control over financial reporting. Management has concluded that its internal control over financial reporting was effective as of December 28, 2019, based on those criteria.

/s/ Daniel K. Frierson
Chairman of the Board and
Chief Executive Officer

/s/ Allen L. Danzey
Chief Financial Officer

Table of Contents    32

Report of Independent Registered Public Accounting Firm
The Shareholders and the Board of Directors of The Dixie Group, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Dixie Group, Inc. (the "Company") as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the three years in the period ended December 28, 2019, and the related notes and schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2019, in conformity with U.S. generally accepted accounting principles.

Adoption of New Accounting Standard
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in fiscal year 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Dixon Hughes Goodman LLP
We have served as the Company's auditor since 2013.
Atlanta, Georgia
March 12, 2020

Table of Contents    33

THE DIXIE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 28, 2019	December 29, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$769	$18
Receivables, net	37,138	42,542
Inventories, net	95,509	105,195
Prepaid expenses	6,179	5,204
TOTAL CURRENT ASSETS	139,595	152,959

PROPERTY, PLANT AND EQUIPMENT, NET	65,442	84,111
OPERATING LEASE RIGHT-OF-USE ASSETS	24,835	—
OTHER ASSETS	17,787	15,708
TOTAL ASSETS	$247,659	$252,778

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$16,084	$17,779
Accrued expenses	25,418	30,852
Current portion of long-term debt	6,684	7,794
Current portion of operating lease liabilities	3,172	—
TOTAL CURRENT LIABILITIES	51,358	56,425

LONG-TERM DEBT	81,667	120,251
OPERATING LEASE LIABILITIES	22,123	—
OTHER LONG-TERM LIABILITIES	19,300	17,118
TOTAL LIABILITIES	174,448	193,794

COMMITMENTS AND CONTINGENCIES (See Note 19)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 15,025,087 shares for 2019 and 15,522,588 shares for 2018	45,075	46,568
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 836,669 shares for 2019 and 839,304 shares for 2018	2,510	2,518
Additional paid-in capital	157,547	156,390
Accumulated deficit	(131,113)	(146,384)
Accumulated other comprehensive income (loss)	(808)	(108)
TOTAL STOCKHOLDERS' EQUITY	73,211	58,984
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$247,659	$252,778

See accompanying notes to the consolidated financial statements.

Table of Contents    34

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
NET SALES	$374,582	$405,033	$412,462
Cost of sales	288,377	318,042	311,249
GROSS PROFIT	86,205	86,991	101,213

Selling and administrative expenses	83,825	92,473	96,189
Other operating (income) expense, net	(23,988)	458	441
Facility consolidation and severance expenses, net	5,019	3,167	636
Impairment of assets	—	6,709	—
OPERATING INCOME (LOSS)	21,349	(15,816)	3,947

Interest expense	6,444	6,491	5,739
Other (income) expense, net	(57)	3	21
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	14,962	(22,310)	(1,813)
Income tax provision (benefit)	(657)	(831)	7,509
INCOME (LOSS) FROM CONTINUING OPERATIONS	15,619	(21,479)	(9,322)
Income (loss) from discontinued operations, net of tax	(348)	95	(233)
NET INCOME (LOSS)	$15,271	$(21,384)	$(9,555)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.96	$(1.36)	$(0.59)
Discontinued operations	(0.02)	0.01	(0.01)
Net income (loss)	$0.94	$(1.35)	$(0.60)

BASIC SHARES OUTSTANDING	15,822	15,764	15,699

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.95	$(1.36)	$(0.59)
Discontinued operations	(0.02)	0.01	(0.01)
Net income (loss)	$0.93	$(1.35)	$(0.60)

DILUTED SHARES OUTSTANDING	15,926	15,764	15,699

DIVIDENDS PER SHARE:
Common Stock	$—	$—	$—
Class B Common Stock	—	—	—

See accompanying notes to the consolidated financial statements.

Table of Contents    35

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
NET INCOME (LOSS)	$15,271	$(21,384)	$(9,555)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on interest rate swaps	(1,109)	531	180
Income taxes	—	—	68
Unrealized gain (loss) on interest rate swaps, net	(1,109)	531	112

Reclassification of loss into earnings from interest rate swaps (1)	454	673	1,250
Income taxes	10	—	475
Reclassification of loss into earnings from interest rate swaps, net	444	673	775

Unrecognized net actuarial gain (loss) on postretirement benefit plans	(6)	18	11
Income taxes	—	—	4
Unrecognized net actuarial gain (loss) on postretirement benefit plans, net	(6)	18	7

Reclassification of net actuarial gain into earnings from postretirement benefit plans (2)	(27)	(27)	(30)
Income taxes	—	—	(11)
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(27)	(27)	(19)

Reclassification of prior service credits into earnings from postretirement benefit plans (2)	(2)	(4)	(4)
Income taxes	—	—	(1)
Reclassification of prior service credits into earnings from postretirement benefit plans, net	(2)	(4)	(3)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(700)	1,191	872

COMPREHENSIVE INCOME (LOSS)	$14,571	$(20,193)	$(8,683)

(1)
Amounts for cash flow hedges reclassified from accumulated other comprehensive income (loss) to net income (loss) were included in interest expense in the Company's Consolidated Statements of Operations.

(2)
Amounts for postretirement plans reclassified from accumulated other comprehensive income (loss) to net income (loss) were included in selling and administrative expenses in the Company's Consolidated Statements of Operations.

See accompanying notes to the consolidated financial statements.

Table of Contents    36

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$15,619	$(21,479)	$(9,322)
Income (loss) from discontinued operations	(348)	95	(233)
Net income (loss)	15,271	(21,384)	(9,555)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,440	12,653	12,947
Provision (benefit) for deferred income taxes	(487)	(537)	8,181
Net loss (gain) on property, plant and equipment disposals	(25,281)	(1,047)	170
Impairment of assets	—	1,164	—
Impairment of goodwill and intangibles	—	5,545	—
Stock-based compensation (credit) expense	483	(29)	940
Bad debt expense	240	163	70
Changes in operating assets and liabilities:
Receivables	5,164	3,775	(2,945)
Inventories	9,686	8,462	(16,420)
Prepaids and other current assets	(975)	(535)	776
Accounts payable and accrued expenses	(3,678)	(4,198)	(3,161)
Other operating assets and liabilities	(176)	1,073	(609)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	11,687	5,105	(9,606)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	37,205	1,856	—
Purchase of property, plant and equipment	(4,235)	(4,052)	(12,724)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	32,970	(2,196)	(12,724)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit facility	(39,524)	1,512	27,125
Payments on notes payable - buildings	(5,475)	(731)	(731)
Payments on notes payable related to acquisitions	—	(791)	(1,920)
Borrowings on notes payable - equipment and other	1,379	3,273	7,612
Payments on notes payable - equipment and other	(3,375)	(4,260)	(4,145)
Borrowings on finance leases	11,500	—	—
Payments on finance leases	(4,166)	(4,617)	(3,921)
Change in outstanding checks in excess of cash	(3,141)	2,762	(1,695)
Repurchases of Common Stock	(827)	(58)	(116)
Payments for debt issuance costs	(277)	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(43,906)	(2,910)	22,209

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	751	(1)	(121)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18	19	140
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$769	$18	$19

SUPPLEMENTAL CASH FLOW INFORMATION:
Right-of-use assets obtained in exchange for new finance lease liabilities	52	—	—
Equipment purchased under capital leases	—	223	621
Equipment purchased under notes payable	—	—	59
Right-of-use assets obtained in exchange for new operating lease liabilities	18,167	—	—
Accrued purchases of equipment	188	166	179

See accompanying notes to the consolidated financial statements.

Table of Contents    37

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands, except share data)

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2016	45,745	2,612	156,381	(115,656)	(1,960)	87,122
Repurchases of Common Stock - 33,112 shares	(100)	—	(16)	—	—	(116)
Restricted stock grants issued - 60,000 shares	180	—	(180)	—	—	—
Restricted stock grants forfeited - 4,629 shares	(14)	—	12	—	—	(2)
Class B converted into Common Stock - 9,215 shares	28	(28)	—	—	—	—
Stock-based compensation expense	—	—	942	—	—	942
Net loss	—	—	—	(9,555)	—	(9,555)
Other comprehensive income	—	—	—	—	872	872
Reclassification of stranded tax effects	—	—	—	211	(211)	—
Balance at December 30, 2017	45,839	2,584	157,139	(125,000)	(1,299)	79,263
Common Stock issued - 39,711 shares	119	—	(119)	—	—	—
Repurchases of Common Stock - 20,226 shares	(61)	—	4	—	—	(57)
Restricted stock grants issued - 307,292 shares	677	245	(922)	—	—	—
Restricted stock grants forfeited - 106,196 shares	(25)	(292)	(621)	—	—	(938)
Class B converted into Common Stock - 6,250 shares	19	(19)	—	—	—	—
Stock-based compensation expense	—	—	909	—	—	909
Net loss	—	—	—	(21,384)	—	(21,384)
Other comprehensive income	—	—	—	—	1,191	1,191
Balance at December 29, 2018	$46,568	$2,518	$156,390	$(146,384)	$(108)	$58,984
Common Stock issued - 29,001 shares	87	—	(87)	—	—	—
Repurchases of Common Stock - 511,353 shares	(1,535)	—	708	—	—	(827)
Restricted stock grants forfeited - 17,784 shares	(53)	—	42	—	—	(11)
Class B converted into Common Stock - 2,635 shares	8	(8)	—	—	—	—
Stock-based compensation expense	—	—	494	—	—	494
Net income	—	—	—	15,271	—	15,271
Other comprehensive loss	—	—	—	—	(700)	(700)
Balance at December 28, 2019	$45,075	$2,510	$157,547	$(131,113)	$(808)	$73,211

See accompanying notes to the consolidated financial statements.

Table of Contents    38

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

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Fiscal Year

The Company ends its fiscal year on the last Saturday of December. All references herein to "2019," "2018," and "2017," mean the fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively. All years presented contained 52 weeks.

Reclassifications

The Company reclassified certain amounts in 2018 and 2017 to conform to the 2019 presentation.

Discontinued Operations

The consolidated financial statements separately report discontinued operations and the results of continuing operations (See Note 22).

Cash and Cash Equivalents

Highly liquid investments with original maturities of three months or less when purchased are reported as cash equivalents.

Market Risk

The Company sells carpet to floorcovering retailers, the interior design, architectural and specifier communities and supplies carpet yarn and carpet dyeing and finishing services to certain manufacturers. The Company's customers are located principally throughout the United States. As a percentage of net sales, one customer accounted for approximately 11% in 2019, 13% in 2018 and 14% in 2017. No other customer accounted for more than 10% of net sales in 2019, 2018, or 2017, nor did the Company make a significant amount of sales to foreign countries during 2019, 2018, or 2017.

Credit Risk

The Company grants credit to its customers with defined payment terms, performs ongoing evaluations of the credit worthiness of its customers and generally does not require collateral. Accounts receivable are carried at their outstanding principal amounts, less an anticipated amount for discounts and an allowance for doubtful accounts, which management believes is sufficient to cover potential credit losses based on historical experience and periodic evaluation of the financial condition of the Company's customers. As a percentage of customer's trade accounts receivable, one customer accounted for approximately 18% in 2019, 34% in 2018,

Table of Contents    39

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

and 31% in 2017. Notes receivable are carried at their outstanding principal amounts, less an allowance for doubtful accounts to cover potential credit losses based on the financial condition of borrowers and collateral held by the Company.

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

Advertising Costs

The Company engages in promotional and advertising programs. Expenses relating to these programs are charged to results of operations during the period of the related benefits. These arrangements do not require significant estimates of costs. Costs related to cooperative advertising programs are normally recorded as selling and administrative expenses when the Company can reasonably identify the benefit associated with the program and can reasonably estimate that the fair value of the benefit is equal to or greater than its cost. The amount of advertising and promotion expenses included in selling and administrative expenses was not significant for the years 2019, 2018, or 2017.

Warranties

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products for a period of up to two years. The Company accrues for estimated future assurance warranty costs in the period in which the sale is recorded. The costs are included in cost of sales in the Consolidated Statements of Operations and the product warranty reserve is included in accrued expenses in the Consolidated Balance Sheets. The Company calculates its accrual using the portfolio approach based upon historical experience and known trends. (See Note 9.) The Company does not provide an additional service-type warranty.

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

Operating Leases

The Company determines if an arrangement is an operating lease or a financing lease at inception. A lease exists if the Company obtains substantially all of the economic benefits of, and has the right to control the use of, an asset for a period of time. Right-of-use assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease agreement. Lease assets and obligations are recognized at the lease commencement date based on the present value of lease payments over the term of the lease. Right-of-use assets may also be adjusted to reflect any prepayments made or any incentive payments received. Generally, the Company's leases do not provide a readily determinable implicit interest rate, therefore, the Company uses its incremental borrowing rate, which is based on information available at the lease commencement date, to determine the present value of lease payments.

The Company has operating leases primarily for real estate and equipment used in manufacturing. Operating lease expense is recognized in continuing operations on a straight-line basis over the lease term within cost of sales and selling and administrative expenses. Financing lease expense is comprised of both interest expense, which is recognized using the effective interest method, and amortization of the right-of-use assets. These expenses are presented consistently with the presentation of other interest expense and amortization or depreciation of similar assets. In determining lease asset values, the Company considers fixed and variable payment terms, prepayments, incentives, and options to extend, terminate or purchase. Renewal, termination, or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised.

Table of Contents    42

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

Stock-Based Compensation

The Company recognizes compensation expense relating to stock-based payments based on the fair value of the equity or liability instrument issued. Restricted stock grants with pro-rata vesting are expensed using the straight-line method. (Terms of the Company's awards are specified in Note 17). The Company accounts for forfeitures when they actually occur.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in Fiscal 2019

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)," which requires lessees to recognize on the Consolidated Balance Sheets right-of-use assets, representing the right to use the underlying asset for the lease term, and a lease liability for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU No. 2018-11, "Leases (Topic 842)" providing an optional transition method allowing entities to apply the new lease standard at the adoption date and recognize a cumulative effect adjustment in the period of adoption. The Company elected this transition method.
The Company adopted the new standard effective December 30, 2018, the first day of the Company's fiscal year. Consistent with the optional transition method allowed as part of the modified retrospective transition approach provided in ASU No. 2018-11, the Company did not adjust comparative periods. The new standard applied to leases that have commenced as of the effective date, December 30, 2018, with a cumulative effect adjustment recorded as of that date. At adoption, the Company recorded Right-of-use assets of $9,401 and a corresponding liability of $9,842. The Company also elected to apply the package of practical expedients allowed in ASC 842-10-65-1 whereby the Company need not reassess whether any expired or existing contracts are or contain leases, the Company need not reassess the lease classification for any expired or existing leases, and the Company need not reassess initial direct costs for any existing leases. The Company's adoption of the ASU resulted in the addition of Right of Use Assets on the Consolidated Balance Sheet for the right to use the underlying assets of operating leases. The Company did not elect to use hindsight for transition when considering judgments and estimates such as assessments of lessee options to extend or terminate a lease or purchase the underlying asset. In addition, the corresponding liability for the remaining balance of the operating leases is included in the liability section of the Consolidated Balance Sheet. For all asset classes, the Company elected to not recognize a right-of-use asset and lease liability for leases with a term of twelve months or less. The adoption of this ASU did not result in a material adjustment to the Consolidated Statements of Stockholders' Equity or the Consolidated Statements of Operations.
In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The amendments in this ASU update current guidance by more closely aligning the results of cash flow and fair value hedge accounting with risk management activities through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company's adoption of this ASU did not have a significant impact on its consolidated financial statements.

In October 2018, the FASB issued ASU 2018-16, “Derivatives and Hedging (Topic 815) - Inclusion of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap ("OIS") Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.” This update permits the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes. For entities that have not already adopted Update 2017-12, the amendments in this Update are required to be adopted concurrently with the amendments in Update 2017-12. The Company's adoption of this ASU did not have a significant impact on its consolidated financial statements.

Accounting Standards Yet to Be Adopted

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which amends the impairment model to utilize an expected loss methodology in place of the current incurred loss methodology, which will result in the more timely recognition of losses. For public entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not believe the adoption of this ASU, including the subsequently issued codification improvements update ("Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments," ASU 2019-04) and the targeted transition relief update ("Financial Instruments-Credit Losses (Topic 326)," ASU 2019-05), will have a significant impact on the consolidated financial statements due to the nature of the Company's customers and the limited amount of write-offs in past years.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

disclosure requirements within Topic 820. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of this update and an entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until the effective date. Certain disclosure amendments are to be applied prospectively for only the most recent interim or annual period presented, while other amendments are to be applied retrospectively to all periods presented. The Company does not believe that the adoption of this ASU will have a significant impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.” This update is a part of FASB’s disclosure framework project to improve the effectiveness of disclosures in the notes to financial statements. The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This standard is effective for fiscal years ending after December 15, 2020 and early adoption is permitted. Upon adoption, this update is to be applied on a retrospective basis to all periods presented. The Company does not believe that the adoption of this ASU will have a significant impact on its consolidated financial statements.

NOTE 3 - REVENUE

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue by end-user markets for the years ended December 28, 2019, December 29, 2018, and December 30, 2017:

	2019	2018	2017
Residential floorcovering products	$268,186	$289,129	$279,038
Commercial floorcovering products	103,286	113,971	131,372
Other services	3,110	1,933	2,052
Total net sales	$374,582	$405,033	$412,462

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

Contract Balances

The Company often receives cash payments from customers in advance of the Company’s performance for limited production run orders resulting in contract liabilities. These contract liabilities are classified in accrued expenses in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue, which is typically less than a year. The net decrease or increase in the contract liabilities is primarily driven by order activity for limited runs requiring deposits offset by the recognition of revenue and application of deposit on the receivables ledger for such activity during the period. The activity in the advanced deposits for the year ended December 28, 2019, December 29, 2018, and December 30, 2017 is as follows:

	2019	2018	2017
Beginning contract liability	$6,013	$5,717	$8,212
Revenue recognized from contract liabilities included in the beginning balance	(5,873)	(5,717)	(7,820)
Increases due to cash received, net of amounts recognized in revenue during the period	4,545	6,013	5,325
Ending contract liability	$4,685	$6,013	$5,717

Table of Contents    44

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

NOTE 4 - RECEIVABLES, NET

Receivables are summarized as follows:

	2019	2018
Customers, trade	$34,285	$40,121
Other receivables	3,115	2,595
Gross receivables	37,400	42,716
Less: allowance for doubtful accounts	(262)	(174)
Receivables, net	$37,138	$42,542

Bad debt expense was $240 in 2019, $163 in 2018, and $70 in 2017.

NOTE 5 - INVENTORIES, NET

Inventories are summarized as follows:

	2019	2018
Raw materials	$32,377	$36,875
Work-in-process	18,642	20,274
Finished goods	64,978	67,085
Supplies and other	260	190
LIFO reserve	(20,748)	(19,229)
Inventories, net	$95,509	$105,195

In March 2019, the Company incurred an inventory liquidation due to a consignment agreement with a primary vendor of raw materials. The former inventory levels are not expected to be reinstated. The Company recognized the effect within 2019 which resulted in liquidations of LIFO inventories carried at prevailing costs established in prior years and reduced cost of sales by $281.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	2019	2018
Land and improvements	$3,422	$8,528
Buildings and improvements	51,432	63,389
Machinery and equipment	179,993	183,900
Assets under construction	1,459	2,675
	236,306	258,492
Accumulated depreciation	(170,864)	(174,381)
Property, plant and equipment, net	$65,442	$84,111

Depreciation of property, plant and equipment, including amounts for finance leases, totaled $11,219 in 2019, $12,141 in 2018 and $12,436 in 2017.

Table of Contents    45

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill is $0 as of December 28, 2019 and December 29, 2018, respectively. The Company performed its annual assessment of goodwill in the fourth quarters of 2018 and 2017 with no impairment indicated in 2017. At the end of 2018, it was determined that the carrying value was greater than calculated fair value. Also at the end of 2018, the intangibles were determined to not be recoverable based on revised projections. Impairment costs incurred are classified as "impairment of assets" in the Company's Consolidated Statements of Operations.

The following table represents the details of the Company's intangible assets that were subject to amortization during 2018:

	2018
	Gross	Accumulated Amortization	Impairment	Net
Customer relationships	$208	$(96)	$(112)	$—
Rug design coding	144	(86)	(58)	—
Trade names	3,300	(1,314)	(1,986)	—
Total	$3,652	$(1,496)	$(2,156)	$—

Amortization expense for intangible assets is summarized as follows:

	2019	2018	2017
Customer relationships	$—	$16	$16
Rug design coding	—	14	15
Trade names	—	275	275
Amortization expense	$—	$305	$306

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	2019	2018
Compensation and benefits (1)	$8,804	$8,186
Provision for customer rebates, claims and allowances	7,682	9,300
Advanced customer deposits	4,685	6,013
Outstanding checks in excess of cash	—	3,141
Other	4,247	4,212
Accrued expenses	$25,418	$30,852

(1)	Includes a liability related to the Company's self-insured Workers' Compensation program. This program is collateralized by letters of credit in the aggregate amount of $2,744.

Table of Contents    46

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

NOTE 9 - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products. Product warranty reserves are included in accrued expenses in the Company's Consolidated Balance Sheets. The following is a summary of the Company's product warranty activity:

	2019	2018
Product warranty reserve at beginning of period	$1,069	$1,173
Warranty liabilities accrued	1,667	2,341
Warranty liabilities settled	(1,695)	(2,380)
Changes for pre-existing warranty liabilities	(39)	(65)
Product warranty reserve at end of period	$1,002	$1,069

NOTE 10 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	2019	2018
Revolving credit facility	$59,693	$99,219
Notes payable - buildings	6,213	11,688
Notes payable - equipment and other	3,533	5,528
Finance lease - buildings	11,296	—
Finance lease obligations	8,187	12,096
Deferred financing costs, net	(571)	(486)
Total long-term debt	88,351	128,045
Less: current portion of long-term debt	6,684	7,794
Long-term debt	$81,667	$120,251

Revolving Credit Facility

During the fourth quarter, the Company amended its credit agreement with Wells Fargo Capital Finance to reduce the size of the Senior Credit Facility from $150,000 to $120,000 and adjust the availability limitation related to the fixed coverage ratio from $16,500 to $15,000 upon closing of the sale lease back of the Susan Street property. The changes to the credit facility were implemented by the twelfth and thirteenth amendments to the credit agreement, effective October 3, 2019 and October 22, 2019, respectively. These amendments were intended to permit the sale and leaseback of the Company's Susan Street Facility and, upon completion of the sale, to adjust the credit agreement's borrowing base. The borrowing base is currently equal to specified percentages of the Company's eligible accounts receivable, inventories, fixed assets and real property less reserves established, from time to time, by the administrative agent under the facility. The revolving credit facility matures on September 23, 2021. The revolving credit facility is secured by a first priority lien on substantially all of the Company's assets.

At the Company's election, advances of the revolving credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2 or 3 month periods, as selected by the Company, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate plus 1.00%, plus an applicable margin ranging between 0.50% and 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. As of December 28, 2019, the applicable margin on our revolving credit facility was 1.75%. The Company pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.375% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 4.79% at December 28, 2019 and 4.58% at December 29, 2018.

The revolving credit facility includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations. The revolving credit facility restricts the Company's borrowing availability if its fixed charge coverage ratio is less than 1.1 to 1.0. During any period that the fixed charge coverage ratio is less than 1.1 to 1.0, the Company's borrowing availability is reduced by $15,000. As part of Amendment Thirteen to the credit agreement an additional availability block of $5,000 was established to be reduced upon reaching a specially defined fixed charge coverage ratio of 1.1 to 1.0 for a consecutive period of 3 months or 6 months. Contingent upon reaching the desired fixed coverage ratio, the availability block will reduce to $2,500 when the three-month threshold is reached and $0 once reaching the six-month threshold. Amendment Thirteen also adjusted the size of the restricted borrowing availability that is triggered when the fixed charge coverage ratio is less than 1.1 to 1.0.

Table of Contents    47

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

As of December 28, 2019, the unused borrowing availability under the revolving credit facility was $33,787; however, since the Company's fixed charge coverage ratio was less than 1.1 to 1.0, the unused availability accessible by the Company was $18,787 (the amount above $15,000) at December 28, 2019. Availability under the credit agreement will vary based on seasonal business factors and periodic changes to the qualified asset base, which consists of accounts receivable, inventories and fixed assets.

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

Finance Lease - Buildings

On January 14, 2019, the Company, entered into a purchase and sale agreement (the “Purchase and Sale Agreement”) with Saraland Industrial, LLC, an Alabama limited liability company (the “Purchaser”). Pursuant to the terms of the Purchase and Sale Agreement, the Company sold its Saraland facility, and approximately 17.12 acres of surrounding property located in Saraland, Alabama (the “Property”) to the Purchaser for a purchase price of $11,500. Concurrent with the sale of the Property, the Company and the Purchaser entered into a twenty-year lease agreement (the “Lease Agreement”), whereby the Company will lease back the Property at an annual rental rate of $977, subject to annual rent increases of 1.25%. Under the Lease Agreement, the Company has two (2) consecutive options to extend the term of the Lease by ten years for each such option. This transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded 90% of its fair value. The Company recorded a liability for the amounts received, will continue to depreciate the asset, and has imputed an interest rate so that the net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term. Concurrently with the sale, the Company paid off the approximately $5,000 mortgage on the property to First Tennessee Bank National Association and terminated the related fixed interest rate swap agreement.

Finance Lease Obligations

The Company's capitalized lease obligations have terms ranging from 3 to 7 years, bear interest ranging from 3.55% to 7.76% and are due in monthly or quarterly installments through their maturity dates. The Company's capital lease obligations are secured by the specific equipment leased.

Interest Payments and Debt Maturities

Cash paid for interest for continuing operations was $6,303 in 2019, $6,290 in 2018, and $5,373 in 2017. These amounts include cash paid for financing leases of $1,378 in 2019, $791 in 2018, and $611 in 2017. Maturities of long-term debt for periods following December 28, 2019 are as follows:

	Long-Term Debt	Finance Leases (See Note 11)	Total

2020	$2,673	$4,011	$6,684
2021	61,116	3,392	64,508
2022	687	1,209	1,896
2023	416	535	951
2024	382	322	704
Thereafter	4,165	10,014	14,179
Total maturities of long-term debt	$69,439	$19,483	$88,922
Deferred financing costs, net	(571)	—	(571)
Total long-term debt	$68,868	$19,483	$88,351

Table of Contents    48

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

NOTE 11 - LEASES

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	December 28, 2019
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$24,835

Current portion of operating lease liabilities	Current portion of operating lease liabilities	3,172
Noncurrent portion of operating lease liabilities	Operating lease liabilities	22,123
Total operating lease liabilities		$25,295

Finance Leases:
Finance lease right-of-use assets	Property, plant, and equipment, net	$15,152

Current portion of finance lease liabilities	Current portion of long-term debt	4,011
Noncurrent portion of finance lease liabilities	Long-term debt	15,472
		$19,483

Lease cost recognized in the consolidated financial statements is summarized as follows:

December 28, 2019
Operating lease cost	$3,528

Finance lease cost:
Amortization of lease assets	3,000
Interest on lease liabilities	1,378
Total finance lease costs	$4,378

Other supplemental information related to leases is summarized as follows:

December 28, 2019
Weighted average remaining lease term (in years):
Operating leases	8.42
Finance leases	12.03

Weighted average discount rate:
Operating leases	6.98%
Finance leases	6.72%

Cash paid for amounts included in the measurement of lease liabilities for the twelve months ended December 28, 2019:
Operating cash flows from operating leases	3,518
Operating cash flows from finance leases	1,378
Financing cash flows from finance leases	4,166

Table of Contents    49

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

The following table summarizes the Company's undiscounted future minimum lease payments under non-cancellable contractual obligations for operating and financing liabilities as of December 28, 2019:

Fiscal Year	Operating Leases	Finance Leases
2020	4,833	5,207
2021	4,455	4,347
2022	4,062	2,015
2023	3,190	1,283
2024	2,883	1,042
Thereafter	14,465	16,041
Total future minimum lease payments (undiscounted)	33,888	29,935
Less: Present value discount	(8,593)	(10,452)
Total lease liability	25,295	19,483

On October 22, 2019, the Company sold its Susan Street facility in Santa Ana, California to CenterPoint Properties Trust. The sale price was $37,195. The gain on the sale transaction was $25,121. The transaction was accounted for as a successful sale-leaseback.

Concurrent with the sale of the Susan Street facility, the Company (by a wholly-owned subsidiary) entered into an operating lease to lease back the property for a term of 10 years with two 5 year renewal options. The initial annual rental is $2,083 increasing at 2% per year for the term of the lease. The lease requires the landlord to make certain required capital improvements, at no further rental increase or charge to the Company. The Company is responsible for normal maintenance of the building and facilities. The company concurrently executed a lease guaranty, pursuant to which it guaranteed the prompt payment when due of all rent payments to be made under the lease agreement.

Commitments for minimum rentals under non-cancelable leases, including any applicable rent escalation clauses, were as follows under Topic 840 for 2018:

	Capital Leases	Operating Leases
2019	$4,590	$3,002
2020	4,205	2,533
2021	3,333	2,121
2022	989	1,667
2023	244	882
Thereafter	—	3,155
Total commitments	13,361	13,360
Less amounts representing interest	(1,265)	—
Total	$12,096	$13,360

Rental expense was approximately $4,453 and $3,687 during 2018 and 2017, respectively.

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

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Balance Sheets as of December 28, 2019 and December 29, 2018:

	2019	2018	Fair Value Hierarchy Level
Assets:
Interest rate swaps (1)	$—	$36	Level 2

Liabilities:
Interest rate swaps (1)	$1,653	$1,008	Level 2

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

Changes in the fair value measurements using significant unobservable inputs (Level 3) during the years ending December 28, 2019 and December 29, 2018 were as follows:

	2019	2018
Beginning balance	$—	$25
Fair value adjustments	—	1
Settlements	—	(26)
Ending balance	$—	$—

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during 2019 or 2018. If any, the Company recognizes the transfers in or transfers out at the end of the reporting period.

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	2019		2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$769	$769	$18	$18
Notes receivable, including current portion	—	—	282	282
Interest rate swaps	—	—	36	36
Financial liabilities:
Long-term debt, including current portion	68,868	72,115	115,949	112,519
Finance leases, including current portion	19,483	20,361	12,096	11,723
Operating leases, including current portion	25,295	25,295	—	—
Interest rate swaps	1,653	1,653	1,008	1,008

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

The following is a summary of the Company's interest rate swaps as of December 28, 2019:

Type	Notional Amount		Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$25,000		September 1, 2016 through September 1, 2021	3.105%	1 Month LIBOR
Interest rate swap	$25,000		September 1, 2015 through September 1, 2021	3.304%	1 Month LIBOR
Interest rate swap	$6,213	(1)	November 7, 2014 through November 7, 2024	4.500%	1 Month LIBOR
(1) Interest rate swap notional amount amortizes by $35 monthly to maturity.

The following table summarizes the fair values of derivative instruments included in the Company's Consolidated Balance Sheets:

	Location on Consolidated Balance Sheets	Fair Value
		2019	2018
Asset Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps - current portion	Prepaids and other current assets	$—	$14
Interest rate swaps - long-term portion	Other Assets	—	22
Total Asset Derivatives		$—	$36

Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued Expenses	$841	$335
Interest rate swaps, long-term portion	Other Long-Term Liabilities	812	673
Total Liability Derivatives		$1,653	$1,008

The following tables summarize the pre-tax impact of derivative instruments on the Company's consolidated financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	2019	2018	2017
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(1,109)	$531	$180

	Amount of Gain or (Loss) Reclassified from AOCIL on the effective portion into Income (1)(2)
	2019	2018	2017
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(454)	$(673)	$(1,250)

(1)	The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's Consolidated Statements of Operations.

(2)	The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to fiscal 2019 is $841.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

NOTE 14 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers a significant portion, or approximately 85% of the Company's associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $418 in 2019, $448 in 2018 and $484 in 2017.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers those associates at one facility who are under a collective-bargaining agreement, or approximately 15% of the Company's associates. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $143 in 2019, $123 in 2018 and $125 in 2017.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations owed to participants under this plan were $16,203 at December 28, 2019 and $13,943 at December 29, 2018 and are included in other long-term liabilities in the Company's Consolidated Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $16,500 at December 28, 2019 and $13,822 at December 29, 2018 and is included in other assets in the Company's Consolidated Balance Sheets.

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

The Company's participation in the multi-employer pension plan for 2019 is provided in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number (EIN) and the three digit plan number. The most recent Pension Protection Act (PPA) zone status available in 2019 and 2018 is for the plan's year-end at 2018 and 2017, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates a plan for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented (1)	Contributions (2)			Surcharge Imposed (1)	Expiration Date of Collective-Bargaining Agreement
		2019	2018		2019	2018	2017
The Pension Plan of the National Retirement Fund	13-6130178 - 001	Red	Red	Implemented	$335	$320	$313	Yes	6/4/2022

(1) The collective-bargaining agreement requires the Company to contribute to the plan at the rate of $0.47 per compensated hour for each covered employee. The Company will make additional contributions, as mandated by law, in accordance with the fund's 2010 Rehabilitation Plan which required a surcharge equal to $0.03 per hour (from $0.47 to $0.50) effective June 1, 2014 to May 31, 2015, a surcharge equal to $0.03 per hour (from $0.50 to $0.53) effective June 1, 2015 to May 31, 2016, a surcharge equal to $0.02 per hour (from $0.53 to $0.55) effective June 1, 2016 to May 31, 2017, a surcharge equal to $0.03 per hour (from $0.55 to $0.58) effective June 1, 2017 to May 31, 2018, a surcharge equal to $0.02 per hour (from $0.58 to $0.60) effective June 1, 2018 to May 31, 2019, and a surcharge equal to $0.03 per hour (from $0.60 to $0.63) effective June 1, 2019 to May 31, 2020. Based upon current employment and benefit levels, the Company's contributions to the multi-employer pension plan are expected to be approximately $342 for 2020.

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

Information about the benefit obligation and funded status of the Company's postretirement benefit plan is summarized as follows:

	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$331	$325
Service cost	7	8
Interest cost	17	17
Actuarial (gain) loss	6	(18)
Benefits paid	(1)	(1)
Benefit obligation at end of year	360	331

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	1	1
Benefits paid	(1)	(1)
Fair value of plan assets at end of year	—	—

Unfunded amount	$(360)	$(331)

The balance sheet classification of the Company's liability for the postretirement benefit plan is summarized as follows:

	2019	2018
Accrued expenses	$16	$15
Other long-term liabilities	344	316
Total liability	$360	$331

Benefits expected to be paid on behalf of associates for the postretirement benefit plan during the period 2020 through 2029 are summarized as follows:

Years	Postretirement Plan
2020	$16
2021	15
2022	15
2023	14
2024	14
2025 - 2029	75

Assumptions used to determine the benefit obligation of the Company's postretirement benefit plan are summarized as follows:

	2019	2018
Weighted-average assumptions as of year-end:
Discount rate (benefit obligation)	3.50%	4.00%

Table of Contents    54

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

Components of net periodic benefit cost (credit) for the postretirement plan are summarized as follows:

	2019	2018	2017
Service cost	$7	$8	$7
Interest cost	17	17	16
Amortization of prior service credits	(3)	(4)	(4)
Recognized net actuarial gains	(27)	(28)	(30)
Net periodic benefit cost (credit)	$(6)	$(7)	$(11)

Pre-tax amounts included in AOCIL for the Company's postretirement benefit plan at 2019 are summarized as follows:

	Postretirement Benefit Plan
	Balance at 2019	2020 Expected Amortization
Prior service credits	$—	$(3)
Unrecognized actuarial gains	(339)	(27)
Totals	$(339)	$(30)

NOTE 15 - INCOME TAXES

The provision (benefit) for income taxes on income (loss) from continuing operations consists of the following:

	2019	2018	2017
Current
Federal	$(287)	$(178)	$278
State	107	(116)	(950)
Total current	(180)	(294)	(672)

Deferred
Federal	(385)	(434)	7,535
State	(92)	(103)	646
Total deferred	(477)	(537)	8,181
Income tax provision (benefit)	$(657)	$(831)	$7,509

Table of Contents    55

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

Differences between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before taxes are summarized as follows:

	2019	2018	2017
Federal statutory rate	21%	21%	35%
Statutory rate applied to income (loss) from continuing operations before taxes	$3,142	$(4,685)	$(635)
Plus state income taxes, net of federal tax effect	12	(173)	(198)
Total statutory provision (benefit)	3,154	(4,858)	(833)
Effect of differences:
Nondeductible meals and entertainment	77	90	161
Executive compensation limitation	—	258	—
Federal tax credits	(545)	(286)	(200)
Reserve for uncertain tax positions	39	27	8
Change in valuation allowance	(3,400)	3,990	6,470
Tax reform	—	—	1,749
Stock-based compensation	86	82	146
Other items	(68)	(134)	8
Income tax provision (benefit)	$(657)	$(831)	$7,509

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

The income tax benefit for the twelve months ended December 28, 2019 was $657 compared with an income tax benefit of $831 for the twelve months ended December 29, 2018. During the fourth quarter of 2017, the Company recorded a full valuation allowance against the deferred tax assets resulting in only refundable credits, a small amount of state taxes, and benefits for the reduction of certain indefinite lived assets not covered by the Company's valuation allowance being recognized in the tax benefit for 2018 and 2019. The Company is in a net deferred tax liability position of $91 and $568 at December 28, 2019 and December 29, 2018, respectively. These amounts are included in other long-term liabilities in the Company's Consolidated Balance Sheets.

The income tax expense for 2017 was $7,509, which included a charge of $1,749 related to the re-measurement of certain net deferred tax assets using the lower U.S. corporate income tax rate and a charge of $6,420 to increase the Company's valuation allowance related to its net deferred tax asset. The majority of the increase in the valuation allowance was related to the revised treatment of net operating losses under the Tax Act. Absent the impact of the Tax Act, the effective income tax benefit rate for 2017 would have been 36.4%.

Income tax payments, net of (income tax refunds) received for continuing and discontinued operations were $128 in 2019, $20 in 2018 and $44 in 2017.

Table of Contents    56

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

Significant components of the Company's deferred tax assets and liabilities are as follows:

	2019	2018
Deferred tax assets:
Inventories	$3,336	$4,128
Retirement benefits	1,394	1,718
State net operating losses	3,362	4,142
Federal net operating losses	715	4,560
State tax credit carryforwards	1,688	1,688
Federal tax credit carryforwards	4,282	3,721
Allowances for bad debts, claims and discounts	1,978	2,199
Other	4,039	5,646
Total deferred tax assets	20,794	27,802
Valuation allowance	(13,264)	(16,993)
Net deferred tax assets	7,530	10,809

Deferred tax liabilities:
Property, plant and equipment	7,621	11,377
Total deferred tax liabilities	7,621	11,377

Net deferred tax liability	$(91)	$(568)

At December 28, 2019, $715 of deferred tax assets related to approximately $3,404 of federal net operating loss carryforwards and $3,362 of deferred tax assets related to approximately $63,244 of state net operating loss carryforwards. In addition, $4,282 of federal tax credit carryforwards and $1,688 of state tax credit carryforwards were available to the Company. The federal tax credit carryforwards will expire between 2029 and 2040. The federal net operating loss carryforwards generated in 2018 have no expiration. The state net operating loss carryforwards and the state tax credit carryforwards will expire between 2019 and 2040. A valuation allowance of $13,264 is recorded to reflect the estimated amount of deferred tax assets that may not be realized during the carryforward periods. At December 28, 2019, the Company is in a net deferred tax liability position of $91 which is included in other long-term liabilities in the Company's Consolidated Balance Sheets.

Tax Uncertainties

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $480 at December 28, 2019, $441 at December 29, 2018, and $414 at December 30, 2017. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of December 28, 2019, December 29, 2018, or December 30, 2017.

The following is a summary of the change in the Company's unrecognized tax benefits:

	2019	2018	2017
Balance at beginning of year	$441	$414	$406
Additions based on tax positions taken during a current period	39	27	8
Reductions related to settlement of tax matters	—	—	—
Balance at end of year	$480	$441	$414

The Company and its subsidiaries are subject to United States federal income taxes, as well as income taxes in a number of state jurisdictions. The tax years subsequent to 2015 remain open to examination for U.S. federal income taxes. The majority of state jurisdictions remain open for tax years subsequent to 2015. A few state jurisdictions remain open to examination for tax years subsequent to 2014.

Table of Contents    57

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

NOTE 16 - COMMON STOCK AND EARNINGS (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	2019	2018	2017
Basic earnings (loss) per share:
Income (loss) from continuing operations	$15,619	$(21,479)	$(9,322)
Less: Allocation of earnings to participating securities	(468)	—	—
Income (loss) from continuing operations available to common shareholders - basic	$15,151	$(21,479)	$(9,322)
Basic weighted-average shares outstanding (1)	15,822	15,764	15,699
Basic earnings (loss) per share - continuing operations	$0.96	$(1.36)	$(0.59)

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to common shareholders - basic	$15,151	$(21,479)	$(9,322)
Add: Undistributed earnings reallocated to unvested shareholders	3	—	—
Income (loss) from continuing operations available to common shareholders - basic	$15,154	$(21,479)	$(9,322)
Basic weighted-average shares outstanding (1)	15,822	15,764	15,699
Effect of dilutive securities:
Stock options (2)	—	—	—
Directors' stock performance units (2)	104	—	—
Diluted weighted-average shares outstanding (1)(2)	15,926	15,764	15,699
Diluted earnings (loss) per share - continuing operations	$0.95	$(1.36)	$(0.59)

(1)	Includes Common and Class B Common shares, excluding 461, 570, and 434 unvested participating securities, in thousands, for 2019, 2018, and 2017, respectively.

(2)
Shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded to the extent they are anti-dilutive. Aggregate shares excluded were 166 in 2019, 422 in 2018 and 448 in 2017.

NOTE 17 - STOCK PLANS AND STOCK COMPENSATION EXPENSE

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

per share on the grant date. The Company's stock compensation expense (credit) was $483 in 2019, $(29) in 2018 and $940 in 2017. The credit in 2018 is related to the reversal of stock compensation that did not vest.

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

Restricted Stock Awards

Each executive officer has the opportunity to earn a Primary Long-Term Incentive Award of restricted stock and separately receive an award of restricted stock denominated as “Career Shares.” The number of shares issued, if any, is based on the market price of the Company’s Common Stock at the time of grant of the award, subject to a $5.00 per share minimum value. Primary Long-Term Incentive Awards vest over three years. For participants over age 60, Career Shares awards fully vest when the participant becomes (i) qualified to retire from the Company and (ii) has retained such shares two years following the grant date. For the participants under age 60, Career Shares vest ratably over five years beginning on the participant's 61st birthday.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

Restricted stock activity for the three years ended December 28, 2019 is summarized as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2016	457,378	$7.41
Granted	60,000	3.70
Vested	(78,908)	8.79
Forfeited	(4,629)	5.96
Outstanding at December 30, 2017	433,841	6.66
Granted	307,292	2.77
Vested	(64,939)	6.58
Forfeited	(106,196)	9.51
Outstanding at December 29, 2018	569,998	4.04
Vested	(90,791)	2.83
Forfeited	(17,784)	3.48
Outstanding at December 28, 2019	461,423	$4.30

As of December 28, 2019, unrecognized compensation cost related to unvested restricted stock was $989. That cost is expected to be recognized over a weighted-average period of 8.6 years. The total fair value of shares vested was approximately $94, $173 and $276 during 2019, 2018 and 2017, respectively.

Stock Performance Units

The Company's non-employee directors receive an annual retainer of $18 in cash and $18 in value of Stock Performance Units (subject to a $5.00 minimum per unit). If market value at the date of the grants is above $5.00 per share; there is no reduction in the number of units issued. However, if the market value at the date of the grants is below $5.00, units will be reduced to reflect the $5.00 per share minimum. Upon retirement, the Company issues the number of shares of Common Stock equivalent to the number of Stock Performance Units held by non-employee directors at that time. As of December 28, 2019, 112,320 Stock Performance Units were outstanding under this plan. As of December 28, 2019, unrecognized compensation cost related to Stock Performance Units was $5. That cost is expected to be recognized over a weighted-average period of 0.3 years.

Stock Options

Options granted under the Company's 2006 Plan and the 2016 Plan were exercisable for periods determined at the time the awards are granted. Effective 2009, the Company established a $5.00 minimum price for calculating the number of options to be granted.

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

The fair value of each option was estimated on the date of grant using a lattice model. Expected volatility was based on historical volatility of the Company's stock, using the most recent period equal to the expected life of the options. The risk-free interest rate was based on the U.S. Treasury yield for a term equal to the expected life of the option at the time of grant. The Company uses historical exercise behavior data of similar employee groups to determine the expected lives of options.

The following weighted-average assumptions were used to estimate the fair value of stock options granted:

	2019 (1)	2018 (1)	2017
Expected Volatility	—%	—%	47.80%
Risk-free interest rate	—%	—%	1.79%
Dividend yield	—%	—%	—%
Expected life of options (yrs)	0	0	5
(1) No options were granted during the years ended December 28, 2019 and December 29, 2018.

Table of Contents    60

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

Option activity for the three years ended December 28, 2019 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Fair Value of Options Granted During the Year
Outstanding at December 31, 2016	103,500	$5.00		$—
Granted	203,000	4.30		1.51
Exercised	—	—		—
Forfeited	—	—		—
Outstanding at December 30, 2017	306,500	4.54		—
Granted	—	—		—
Exercised	—	—		—
Forfeited	(8,000)	4.17		—
Outstanding at December 29, 2018	298,500	4.55		—
Granted	—	—		—
Exercised	—	—		—
Forfeited	(132,500)	4.82		—
Outstanding at December 28, 2019	166,000	4.33	2.40	$—

Options exercisable at:
December 30, 2017	103,500	$5.00		—
December 29, 2018	103,500	5.00		—
December 28, 2019	166,000	4.33	2.40	—

At December 28, 2019, there was no intrinsic value of outstanding stock options and no intrinsic value of exercisable stock options. The intrinsic value of stock options exercised during 2019, 2018 and 2017 was $0, $0 and $0, respectively. At December 28, 2019, there was no unrecognized compensation expense related to unvested stock options.

Table of Contents    61

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

NOTE 18 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 31, 2016	(2,216)	256	(1,960)
Unrealized gain on interest rate swaps, net of tax of $68	112	—	112
Reclassification of loss into earnings from interest rate swaps, net of tax of $475	775	—	775
Unrecognized net actuarial gain on postretirement benefit plans, net of tax of $4	—	7	7
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $11	—	(19)	(19)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $1	—	(3)	(3)
Reclassification of stranded tax effects	(258)	47	(211)
Balance at December 30, 2017	(1,587)	288	(1,299)
Unrealized gain on interest rate swaps, net of tax of $0	531	—	531
Reclassification of loss into earnings from interest rate swaps, net of tax of $0	673	—	673
Unrecognized net actuarial gain on postretirement benefit plans, net of tax of $0	—	18	18
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $0	—	(27)	(27)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $0	—	(4)	(4)
Balance at December 29, 2018	(383)	275	(108)
Unrealized gain on interest rate swaps, net of tax of $0	(1,109)	—	(1,109)
Reclassification of loss into earnings from interest rate swaps, net of tax of $10	444	—	444
Unrecognized net actuarial gain on postretirement benefit plans, net of tax of $0	—	(6)	(6)
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $0	—	(27)	(27)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $0	—	(2)	(2)
Balance at December 28, 2019	$(1,048)	$240	$(808)

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Commitments

The Company had purchase commitments of $2,380 at December 28, 2019, primarily related to machinery and equipment. The Company enters into fixed-price contracts with suppliers to purchase natural gas to support certain manufacturing processes. The Company had contract purchases of $431 in 2019, $428 in 2018 and $640 in 2017. At December 28, 2019, the Company has commitments to purchase natural gas of $72 for 2020.

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

Legal Proceedings
The Company has been sued, together with 3M Company and approximately 30 other named defendants and unnamed "fictitious defendants" including various carpet manufacturers and suppliers, in four lawsuits whereby the plaintiffs seek monetary damages and injunctive relief related to the manufacture, supply, and/or use of certain chemical products in the manufacture, finishing, and treatment of carpet products in the Dalton, Georgia area. These chemical products allegedly include without limitation perflourinated compounds ("PFC") such as perflourinated acid ("PFOA") and perfluorooctane sulfonate ("PFOS"). In each lawsuit, the plaintiff(s) alleges that, as a consequence of these actions, these chemical compounds discharge or leach into the water systems around Dalton and then flow into the waters in or near the water bodies from which the plaintiff(s) draw for drinking water.
Two of these lawsuits were filed in Alabama. The first lawsuit in Alabama was filed on September 22, 2016 by The Water Works and Sewer Board of the City of Gadsden (Alabama) in the Circuit Court of Etowah County, Alabama (styled The Water Works and Sewer Board of the City of Gadsden v. 3A1 Company, et al., Civil Action No. 31-CV-2016-900676.00). The second lawsuit in Alabama was filed on May 15, 2017 by The Water Works and Sewer Board of the Town of Centre (Alabama) in the Circuit Comi of Cherokee County, Alabama (styled The Water Works and Sewer Board of the Town of Centre v. 3M Company, et al., Civil Action No. 13-CV- 2017-900049.00). In each of these Alabama lawsuits, the plaintiff seeks damages that include but are not limited to the expenses associated with the future installation and operation of a filtration system capable of removing from the water the chemicals that are allegedly present as a result of the manufacturing and treatment process described above. Each plaintiff requests a jury trial, does not specify an amount of damages other than an assertion that its damages exceed $10, and requests injunctive relief. The Company has answered the complaint in each of these lawsuits, intends to defend those matters vigorously, and is unable to estimate its potential exposure to loss, if any, for these lawsuits at this time.
The other two lawsuits were filed in Georgia. The first lawsuit in Georgia was filed on November 19, 2019 by the City of Rome (Georgia) in the Superior Court of Floyd County, Georgia (styled The City of Rome, Georgia v. 3A1 Company, et al., No. 19CV02405JFL003). The plaintiff in that case also seeks damages that include without limitation the expenses associated with the future installation and operation of a filtration system capable of removing from the water the chemicals that are allegedly present as a result of the manufacturing and treatment process described above. The plaintiff requests a jury trial and also seeks injunctive relief. While the amount of damages is unspecified, the plaintiff asserts it has spent "tens of millions" to remove the chemicals from the county's water supply and will incur additional costs related to removing such chemicals in the future. The Company has answered the complaint, intends to defend the matter vigorously, and is unable to estimate its potential exposure to loss, if any, at this time.
The second lawsuit in Georgia was filed on November 26, 2019 and is presented as a class action lawsuit by and on behalf of a class of persons who obtain drinking water from the City of Rome, Georgia and the Floyd County Water Department (and similarly situated persons) (generally, for these purposes, residents of Floyd County) (styled Jarrod Johnson v. 3M Company, et al., Civil Action No. 19-CV-02448-JFL-003) (the "Class Action Lawsuit"). The plaintiffs in this case allege their damages include without limitation the surcharges incurred for the costs of partially filtering the chemicals from their drinking water. The Complaint requests a jury trial and asserts damages unspecified in amount, in addition to requests for injunctive relief.
The Canyons Grand Summit Resort Hotel Owner's Association, Inc. has filed a lawsuit against the Company in the state of Utah (styled The Canyons Grand Summit Resort Hotel Owners Association, Inc. v. The Dixie Group Inc. dba Masland Contract Carpet, in the Third District Court, State of Utah, Summit County, Silver Summit Department, Civil No. 190500139) regarding a large quantity of carpet purchased for a hotel. The claim asserts that the Company manufactured and delivered carpet that did not meet the proper specifications. The plaintiff seeks damages "in an amount not less than $500" and does not request a jury trial. The Company has answered the complaint, intends to defend the matter vigorously, and is unable to estimate its potential exposure to loss, if any, at this time.
On November 16, 2018 the Superior Court of the State of California granted preliminary approval of a class action settlement in the matter of Carlos Garcia v. Fabrica International, Inc. et al Orange County Superior Court Case No. 30-2017-00949461-CU-OE-CXC. The court further approved the procedures for Settlement Class Members to opt-out of or object to the Settlement. The terms of the settlement provide that Fabrica, a wholly owned subsidiary of the Company, has agreed to pay $1,514 (the “Gross Settlement Amount”) to fully resolve all claims in the Lawsuit, including payments to Settlement Class Members, Class Counsel’s attorneys’ fees and expenses, settlement administration costs, and the Class Representative’s Service Award. The amount of the proposed settlement was recorded during the quarter ended June 30, 2018. The deadline for class members to opt-out was February 1, 2019. The deadline for the plaintiff to file a motion for final approval of the class action settlement was March 29, 2019. The final fairness hearing took place on April 12, 2019 with final approval being granted. The payment of the settlement occurred in October, 2019.

Table of Contents    63

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

The Company is one of multiple parties to three lawsuits filed in Madison County Illinois, styled Brenda Bridgeman, Individually and as Special Administrator of the Estate of Robert Bridgeman, Deceased, vs. American Honda Motor Co., Inc., f/k/a Metropolitan Life Insurance Co., et al No. 15-L-374, styled Charles Anderson, Pltf., vs. 3M Company, et al, No. 17-L-525 and styled Danny Atkins and Pamela Atkins, Pltfs., vs. Aurora Pump Company, et al. No. 18-L-2. All three lawsuits entail a claim for damages to be determined in excess of $50 filed on behalf of either a former employee or the estate of an individual which alleges that the deceased contracted mesothelioma as a result of exposure to asbestos while employed by the Company. Discovery in each matter is ongoing, and a tentative trial date has been set for one of the cases. The Company has denied liability, is defending the matters vigorously and is unable to estimate its potential exposure to loss, if any, at this time. In August of 2017, the lawsuit styled Sandra D. Watts, Individually and as Special Administrator of the Estate of Dianne Averett, Deceased vs. 4520 Corp., Inc. f/k/a Benjamin F. Shaw Company, et al No. 12-L-2032 was placed in the category of "special closed with settlements and bankruptcy claims pending" to all remaining defendants. In March 2018, the lawsuit styled Charles Anderson, Individually and as Special Administrator of the Estate of Charles Anderson, Deceased vs. 3M Company, et al, No. 17-L-525 was dismissed without prejudice. In October 2018, the lawsuit styled Danny Atkins and Pamela Atkins, Pltfs., vs. Aurora Pump Company, et al. No. 18-L-2 was dismissed without prejudice.
See Note 21 under the Notes to Consolidated Financial Statements for discussion of a series of workers compensation claims filed related to the closure of manufacturing facilities in California.

NOTE 20 - OTHER (INCOME) EXPENSE, NET

Other operating expense, net is summarized as follows:

	2019	2018	2017
Other operating expense, net:
(Gain) loss on property, plant and equipment disposals	$353	$(1,047)	$170
Gain on sale of building	(25,121)	—	—
(Gain) loss on currency exchanges	41	126	(72)
Amortization of intangibles	—	305	306
Retirement expenses	72	64	155
Miscellaneous (income) expense	667	1,010	(118)
Other operating expense, net	$(23,988)	$458	$441

Other (income) expense, net is summarized as follows:

	2019	2018	2017
Other (income) expense, net:
Interest Income	$(49)	$—	$—
Post-retirement income	(14)	(15)	(18)
Miscellaneous (income) expense	6	18	39
Other (income) expense, net	$(57)	$3	$21

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

2017 Profit Improvement Plan

During the fourth quarter of 2017, the Company announced a Profit Improvement Plan to improve profitability through lower cost and streamlined decision making and aligning processes to maximize efficiency. The plan included consolidating the management of the Company's two commercial brands, Atlas Carpet Mills and Masland Contract, under one management team, sharing operations

Table of Contents    64

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

in sales, marketing, product development and manufacturing. Specific to this plan, the Company is focusing nearly all commercial solution dyed make-to-order production in its Atmore, Alabama operations where the Company has developed such make-to-order capabilities over the last 5 years. Further, the Company aligned its west coast production facilities, better utilizing its west coast real estate by moving production to its Santa Ana, California and Atmore, Alabama operations to more efficiently distribute its west coast products. Furthermore, the Company re-configured its east coast distribution facilities to provide more efficient distribution of its products. In addition, the Company realized reductions in related support functions such as accounting and information services. The plan is now substantially complete.

Costs related to the facility consolidation plans are summarized as follows:

					As of December 28, 2019
	Accrued Balance at December 29, 2018	2019 Expenses (1)	2019 Cash Payments	Accrued Balance at December 28, 2019	Total Costs Incurred to Date	Total Expected Costs
Corporate Office Consolidation Plan	98	13	73	38	829	829
Profit Improvement Plan	846	5,006	5,547	305	8,800	8,800
Total All Plans	$944	$5,019	$5,620	$343	$9,629	$9,629

Asset Impairments	$—	$3	$—	$—	$3,323	$3,323

	Accrued Balance at December 30, 2017	2018 Expenses (1)	2018 Cash Payments	Accrued Balance at December 29, 2018
Corporate Office Consolidation Plan	171	9	82	98
Profit Improvement Plan	$334	$3,158	$2,646	$846
Total All Plans	$505	$3,167	$2,728	$944

Asset Impairments	$—	$3,320	$—	$—

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

NOTE 22 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	2019	2018	2017

Income (loss) from discontinued operations:
Workers' compensation costs from former textile operations	$38	$212	$(155)
Environmental remediation costs from former textile operations	(386)	(117)	(225)
Income (loss) from discontinued operations, before taxes	$(348)	$95	$(380)
Income tax benefit	—	—	(147)
Income (loss) from discontinued operations, net of tax	$(348)	$95	$(233)

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $1,987 as of December 28, 2019 and $1,728 as of December 29, 2018. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from the Company's estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

NOTE 23 - RELATED PARTY TRANSACTIONS

The Company was a party to a 5-year lease with the seller of Atlas Carpet Mills, Inc. to lease three manufacturing facilities as part of the acquisition in 2014. The lessor was controlled by an associate of the Company. Rent paid to the lessor during 2019, 2018, and 2017 was $497, $1,003, and $978, respectively. The lease was based on current market values for similar facilities. These leases terminated as of September, 2019.

The Company purchases a portion of its product needs in the form of fiber, yarn and carpet from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of the Company. An affiliate of Mr. Shaw holds approximately 7.5% of the Company's Common Stock, which represents approximately 3.5% of the total vote of all classes of the Company's Common Stock. Engineered Floors is one of several suppliers of such materials to the Company. Total purchases from Engineered Floors for 2019, 2018, and 2017 were approximately $5,900, $8,200 and $7,200, respectively; or approximately 2.1%, 2.6%, and 2.3% of the Company's cost of goods sold in 2019, 2018, and 2017, respectively. Purchases from Engineered Floors are based on market value, negotiated prices. The Company has no contractual commitments with Mr. Shaw associated with its business relationship with Engineered Floors. Transactions with Engineered Floors are reviewed annually by the Company's board of directors.

The Company is a party to a ten-year lease with the Rothman Family Partnership to lease a facility as part of the Robertex acquisition in 2013. The controlling principle of the lessor was an associate of the Company until June 30, 2018. Rent paid to the lessor during 2019, 2018, and 2017 was $284, $278, and $273, respectively. The lease was based on current market values for similar facilities.

Table of Contents    66

Item 15(a)(2)
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THE DIXIE GROUP, INC.
(dollars in thousands)

Description	Balance at Beginning of Year	Additions - Charged to Costs and Expenses	Additions - Charged to Other Account - Describe	Deductions - Describe		Balance at End of Year

Year ended December 28, 2019:

Reserves deducted from asset accounts:
Allowance for doubtful accounts	$174	$240	$—	$152	(1)	$262

Reserves classified as liabilities:
Provision for claims, allowances and warranties	5,717	10,538	—	11,714	—	4,541

Year ended December 29, 2018:

Reserves deducted from asset accounts:
Allowance for doubtful accounts	$133	$162	$—	$121	(1)	$174

Reserves classified as liabilities:
Provision for claims, allowances and warranties (As Adjusted) *	6,360	11,995	—	12,638	(2)	5,717

Year ended December 30, 2017:

Reserves deducted from asset accounts:
Allowance for doubtful accounts	$107	$70	$—	$44	(1)	$133

Reserves classified as liabilities:
Provision for claims, allowances and warranties (As Adjusted) *	7,039	11,760	—	12,439	(2)	6,360

* In calculating the current period Additions and Deductions as related to the Provision for Claims, Allowances, and Warranties, the Company identified errors in the classification of certain amounts for these columns in prior periods. The beginning and ending balances, as previously reported, were not affected by these errors and they remain unchanged as presented. The Company evaluated the effects of the corrections and deemed them to be immaterial.

(1) Uncollectible accounts written off, net of recoveries.
(2) Net reserve reductions for claims, allowances and warranties settled.

Table of Contents    67

ANNUAL REPORT ON FORM 10-K
ITEM 15(b)
EXHIBITS

YEAR ENDED DECEMBER 28, 2019
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

Table of Contents    68

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

Table of Contents    69

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

Table of Contents    70

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

(10.75)*	Summary of Incentive Plan for 2017. (Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated March 10, 2017.)**
(10.76)*	Form of Stock Option Agreement - Common Stock - 2016 Stock Plan. (Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated May 31, 2017.)**
(10.77)*	Form of Stock Option Agreement - Class B Holder - 2016 Stock Plan. (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated May 31, 2017.)**
(10.78)*	Royalty Carpet Mills Lease for Porterville, California Facility. (Incorporated by Reference to Exhibit (10.78) to Dixie's Current Report on Form 10-K dated March 13, 2018.)

Table of Contents    71

(10.79)*	Summary of Incentive Plan for 2018. (Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated March 9, 2018.)**
(10.80)*	Long Term Incentive Plan Award B Shareholder. (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 9, 2018.)**
(10.81)*	Long Term Incentive Plan Award Common. (Incorporated by Reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated March 9, 2018.)**
(10.82)*	Career Shares B Shareholder. (Incorporated by Reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated March 9, 2018.)**
(10.83)*	Career Shares Common. (Incorporated by Reference to Exhibit (10.5) to Dixie's Current Report on Form 8-K dated March 9, 2018.)**
(10.84)*	Eleventh Consent and Amendment to Credit Agreement. (Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated January 17, 2019.)
(10.85)*
Agreement For the Purchase and Sale of Real Property between Saraland Industrial, LLC and TDG Operations, LLC. (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated January 17, 2019.)

(10.86)*	Summary of Incentive Plan for 2019. (Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated March 8, 2019.)**
(10.87)*	Long Term Incentive Plan Award B Shareholder. (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 8, 2019.)**
(10.88)*	Long Term Incentive Plan Award Common. (Incorporated by Reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated March 8, 2019.)**
(10.89)*	Career Shares B Shareholder. (Incorporated by Reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated March 8, 2019.)**
(10.90)*	Career Shares Common. (Incorporated by Reference to Exhibit (10.5) to Dixie's Current Report on Form 8-K dated March 8, 2019.)**
(10.91)*	Stock Repurchase Plan, pursuant to Securities and Exchange Act Rule 10b5-1. (Incorporated by Reference to Dixie's Current Report on Form 8-K dated August 28, 2019.)
(10.92)*	Twelfth Consent and Amendment to Credit Agreement. (Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated October 4, 2019.)
(10.93)*	Thirteenth Consent and Amendment to Credit Agreement. (Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated October 22, 2019.)
(10.94)*
Agreement For the Purchase and Sale of Real Property between CenterPoint Properties Trust and TDG Operations, LLC. (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated October 22, 2019.)

(10.95)*	Form of Lease between CenterPoint Properties Trust and TDG Operations, LLC. (Incorporated by Reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated October 22, 2019.)
(14)*	Code of Ethics, as amended and restated, February 15, 2010. (Incorporated by reference to Exhibit 14 to Dixie's Annual Report on Form 10-K for year ended December 26, 2009.)
(16)*	Letter from Ernst & Young LLP regarding change in certifying accountant. (Incorporated by reference to Exhibit 16 to Dixie's Form 8-K dated November 15, 2013.)
(21)	Subsidiaries of the Registrant. (Filed herewith.)
(23)	Consent of Dixon Hughes Goodman LLP Independent Registered Public Accounting Firm.(Filed herewith.)
(31.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(a). (Filed herewith.)
(31.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(a). (Filed herewith.)
(32.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(b). (Filed herewith.)
(32.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(b). (Filed herewith.)
(101.INS)	XBRL Instance Document. (Filed herewith.)
(101.SCH)	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

* Commission File No. 0-2585.
** Indicates a management contract or compensatory plan or arrangement.

Table of Contents    72