Form 10-Q
period 2020-03-28
DIXIE GROUP INC
filed 2020-05-29
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of May 21, 2020
Common Stock, $3 Par Value	14,933,373 shares
Class B Common Stock, $3 Par Value	880,313 shares
Class C Common Stock, $3 Par Value	0 shares

Table of Contents    1

THE DIXIE GROUP, INC.

Table of Contents    2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(amounts in thousands, except share data)

	March 28, 2020	December 28, 2019
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$19	$769
Receivables, net	38,229	37,138
Inventories, net	98,227	95,509
Prepaids and other current assets	8,529	6,179
TOTAL CURRENT ASSETS	145,004	139,595

PROPERTY, PLANT AND EQUIPMENT, NET	63,254	65,442
OPERATING LEASE RIGHT-OF-USE ASSETS	24,034	24,835
OTHER ASSETS	14,853	17,787
TOTAL ASSETS	$247,145	$247,659

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$17,963	$16,084
Accrued expenses	27,890	25,418
Current portion of long-term debt	6,742	6,684
Current portion of operating lease liabilities	3,169	3,172
TOTAL CURRENT LIABILITIES	55,764	51,358

LONG-TERM DEBT	83,870	81,667
OPERATING LEASE LIABILITIES	21,378	22,123
OTHER LONG-TERM LIABILITIES	16,659	19,300
TOTAL LIABILITIES	177,671	174,448

COMMITMENTS AND CONTINGENCIES (See Note 18)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 14,936,833 shares for 2020 and 15,025,087 shares for 2019	44,810	45,075
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 880,313 shares for 2020 and 836,669 shares for 2019	2,641	2,510
Additional paid-in capital	157,570	157,547
Accumulated deficit	(133,802)	(131,113)
Accumulated other comprehensive loss	(1,745)	(808)
TOTAL STOCKHOLDERS' EQUITY	69,474	73,211
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$247,145	$247,659

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    3

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended
	March 28, 2020	March 30, 2019
NET SALES	$80,578	$88,606
Cost of sales	61,585	69,687
GROSS PROFIT	18,993	18,919

Selling and administrative expenses	20,397	21,660
Other operating (income) expense, net	(92)	26
Facility consolidation and severance expenses, net	24	2,091
Impairment of assets	—	5
OPERATING LOSS	(1,336)	(4,863)

Interest expense	1,285	1,720
Other income, net	(4)	(42)
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(2,617)	(6,541)
Income tax (benefit) provision	(4)	100
LOSS FROM CONTINUING OPERATIONS	(2,613)	(6,641)
Loss from discontinued operations, net of tax	(76)	(31)
NET LOSS	$(2,689)	$(6,672)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.17)	$(0.42)
Discontinued operations	(0.01)	(0.00)
Net loss	$(0.18)	$(0.42)

BASIC SHARES OUTSTANDING	15,356	15,809

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.17)	$(0.42)
Discontinued operations	(0.01)	(0.00)
Net loss	$(0.18)	$(0.42)

DILUTED SHARES OUTSTANDING	15,356	15,809

DIVIDENDS PER SHARE:
Common Stock	$—	$—
Class B Common Stock	—	—

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    4

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	Three Months Ended
	March 28, 2020	March 30, 2019
NET LOSS	$(2,689)	$(6,672)

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Unrealized loss on interest rate swaps	(1,137)	(399)
Income taxes	—	—
Unrealized loss on interest rate swaps, net	(1,137)	(399)

Reclassification of loss into earnings from interest rate swaps (1)	208	56
Income taxes	—	10
Reclassification of loss into earnings from interest rate swaps, net	208	46

Reclassification of net actuarial gain into earnings from postretirement benefit plans (2)	(7)	(7)
Income taxes	—	—
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(7)	(7)

Reclassification of prior service credits into earnings from postretirement benefit plans (2)	(1)	(1)
Income taxes	—	—
Reclassification of prior service credits into earnings from postretirement benefit plans, net	(1)	(1)

TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAX	(937)	(361)

COMPREHENSIVE LOSS	$(3,626)	$(7,033)

(1)	Amounts for cash flow hedges reclassified from accumulated other comprehensive loss to net loss were included in interest expense in the Company's Consolidated Condensed Statements of Operations.

(2)
Amounts for postretirement plans reclassified from accumulated other comprehensive loss to net loss were included in selling and administrative expenses in the Company's Consolidated Condensed Statements of Operations.

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    5

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Three Months Ended
	March 28, 2020	March 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(2,613)	$(6,641)
Income (loss) from discontinued operations	(76)	(31)
Net loss	(2,689)	(6,672)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,034	3,098
Provision for deferred income taxes	—	64
Net loss (gain) on property, plant and equipment disposals	(37)	60
Impairment of assets	—	5
Stock-based compensation expense	93	157
Bad debt expense (credit)	(35)	89
Changes in operating assets and liabilities:
Receivables	(1,056)	(1,051)
Inventories	(2,718)	1,372
Prepaids and other current assets	(2,349)	(1,208)
Accounts payable and accrued expenses	2,154	1,267
Other operating assets and liabilities	(597)	(353)
NET CASH USED IN OPERATING ACTIVITIES	(4,200)	(3,172)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	40	4
Purchase of property, plant and equipment	(650)	(1,010)
NET CASH USED IN INVESTING ACTIVITIES	(610)	(1,006)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) borrowings on revolving credit facility	1,963	518
Payments on notes payable - buildings	(104)	(5,162)
Payments on notes payable - equipment and other	(716)	(1,004)
Payments on finance leases	(1,151)	(1,038)
Borrowings on finance leases	2,220	11,500
Change in outstanding checks in excess of cash	2,052	(353)
Repurchases of Common Stock	(204)	(12)
Payments for debt issuance costs	—	(277)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,060	4,172

DECREASE IN CASH AND CASH EQUIVALENTS	(750)	(6)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	769	18
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19	$12

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$875	$1,583
Interest paid for financing leases	343	350
Income taxes paid, net	65	76
Right-of-use assets obtained in exchange for new operating lease liabilities	43	288
Right-of-use assets obtained in exchange for new finance lease liabilities	—	52
Accrued purchases of equipment	144	—

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    6

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands, except share data)

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 28, 2019	45,075	2,510	157,547	(131,113)	(808)	73,211
Repurchases of Common Stock - 176,477 shares	(529)	—	325	—	—	(204)
Restricted stock grants issued - 131,867 shares	264	131	(395)	—	—	—
Stock-based compensation expense	—	—	93	—	—	93
Net loss	—	—	—	(2,689)	—	(2,689)
Other comprehensive loss	—	—	—	—	(937)	(937)
Balance at March 28, 2020	44,810	2,641	157,570	(133,802)	(1,745)	69,474

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 29, 2018	46,568	2,518	156,390	(146,384)	(108)	58,984
Repurchases of Common Stock - 11,299 shares	(34)	—	22	—	—	(12)
Restricted stock grants forfeited - 6,681 shares	(20)	—	9	—	—	(11)
Class B converted into Common Stock - 2,635 shares	8	(8)	—	—	—	—
Stock-based compensation expense	—	—	168	—	—	168
Net loss	—	—	—	(6,672)	—	(6,672)
Other comprehensive loss	—	—	—	—	(361)	(361)
Balance at March 30, 2019	46,522	2,510	156,589	(153,056)	(469)	52,096

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    7

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements which do not include all the information and notes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Dixie Group, Inc.'s and its wholly-owned subsidiaries (the "Company") 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 28, 2019. Operating results for the three month period ended March 28, 2020 are not necessarily indicative of the results that may be expected for the entire 2020 year.

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

Accounting Standards Adopted in Fiscal 2020

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In particular, the risk of cessation of the London Interbank Offered Rate (LIBOR). Among the amendments are expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of the transition from LIBOR to alternative reference interest rates, but does not expect a significant impact to its operating results, financial position or cash flows.

Accounting Standards Yet to Be Adopted

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which amends the impairment model to utilize an expected loss methodology in place of the current incurred loss methodology, which will result in the more timely recognition of losses. For smaller reporting entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. The ASU, including the subsequently issued codification improvements update ("Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments," ASU 2019-04) and the targeted transition relief update ("Financial Instruments-Credit Losses (Topic 326)," ASU 2019-05), is not expected to have a significant impact on the consolidated condensed financial statements due to the nature of the Company's customers and the limited amount of write-offs in past years.

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
(amounts in thousands, except per share data) (Continued)

NOTE 3 - REVENUE

Revenue Recognition Policy

The Company derives its revenues primarily from the sale of floorcovering products and processing services. Revenues are recognized when control of these products or services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products and services. Sales, value add, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Shipping and handling fees charged to customers are reported within revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The Company does not have any significant financing components as payment is received at or shortly after the point of sale. The Company determined revenue recognition through the following steps:

•	Identification of the contract with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, the performance obligation is satisfied

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue by end-user markets for the three month periods ended March 28, 2020 and March 30, 2019:

	Three Months Ended
	March 28, 2020	March 30, 2019
Residential floorcovering products	$58,780	$63,428
Commercial floorcovering products	21,350	24,508
Other services	448	670
Total net sales	$80,578	$88,606

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The activity in the advanced deposits for the three month periods ended March 28, 2020 and March 30, 2019 is as follows:

	Three Months Ended
	March 28, 2020	March 30, 2019
Beginning contract liability	$4,685	$6,013
Revenue recognized from contract liabilities included in the beginning balance	(3,107)	(7,211)
Increases due to cash received, net of amounts recognized in revenue during the period	3,621	6,287
Ending contract liability	$5,199	$5,089

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

Warranties

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products for a period of up to two years. The Company accrues for estimated future assurance warranty costs in the period in which the sale is recorded. The costs are included in Cost of Sales in the Consolidated Condensed Statements of Operations and the product warranty reserve is included in accrued expenses in the Consolidated Condensed Balance Sheets. The Company calculates its accrual using the portfolio approach based upon historical experience and known trends. (See Note 8.) The Company does not provide an additional service-type warranty.

NOTE 4 - RECEIVABLES, NET

Receivables are summarized as follows:

	March 28, 2020	December 28, 2019
Customers, trade	$36,025	$34,285
Other receivables	2,385	3,115
Gross receivables	38,410	37,400
Less: allowance for doubtful accounts	(181)	(262)
Receivables, net	$38,229	$37,138

Bad debt expense (credit) was $(35) for the three months ended March 28, 2020 and $89 for the three months ended March 30, 2019.

Table of Contents    10

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 5 - INVENTORIES, NET

Inventories are summarized as follows:

	March 28, 2020	December 28, 2019
Raw materials	$34,606	$32,377
Work-in-process	16,207	18,642
Finished goods	66,224	64,978
Supplies and other	225	260
LIFO reserve	(19,035)	(20,748)
Inventories, net	$98,227	$95,509

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	March 28, 2020	December 28, 2019
Land and improvements	$3,422	$3,422
Buildings and improvements	51,479	51,432
Machinery and equipment	179,412	179,993
Assets under construction	2,011	1,459
	236,324	236,306
Accumulated depreciation	(173,070)	(170,864)
Property, plant and equipment, net	$63,254	$65,442

Depreciation of property, plant and equipment, including amounts for finance leases, totaled $2,980 in the three months ended March 28, 2020 and $3,043 in the three months ended March 30, 2019.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	March 28, 2020	December 28, 2019
Compensation and benefits	$8,070	$8,804
Provision for customer rebates, claims and allowances	6,974	7,682
Advanced customer deposits	5,199	4,685
Outstanding checks in excess of cash	2,052	—
Other	5,595	4,247
Accrued expenses	$27,890	$25,418

Table of Contents    11

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 8 - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products. Product warranty reserves are included in accrued expenses in the Company's Consolidated Condensed Balance Sheets. The following is a summary of the Company's product warranty activity:

	Three Months Ended
	March 28, 2020	March 30, 2019
Product warranty reserve at beginning of period	$1,002	$1,069
Warranty liabilities accrued	278	508
Warranty liabilities settled	(381)	(528)
Changes for pre-existing warranty liabilities	—	(14)
Product warranty reserve at end of period	$899	$1,035

NOTE 9 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	March 28, 2020	December 28, 2019
Revolving credit facility	$61,656	$59,693
Notes payable - buildings	6,109	6,213
Notes payable - equipment and other	2,817	3,533
Finance lease - buildings	11,247	11,296
Finance lease obligations	9,305	8,187
Deferred financing costs, net	(522)	(571)
Total long-term debt	90,612	88,351
Less: current portion of long-term debt	6,742	6,684
Long-term debt	$83,870	$81,667

Revolving Credit Facility

During the fourth quarter of 2019, the Company amended its credit agreement with Wells Fargo Capital Finance to reduce the size of the Senior Credit Facility from $150,000 to $120,000 and adjust the availability limitation related to the fixed coverage ratio from $16,500 to $15,000 upon closing of the sale lease back of the Susan Street property. The changes to the credit facility were implemented by the twelfth and thirteenth amendments to the credit agreement, effective October 3, 2019 and October 22, 2019, respectively. These amendments were intended to permit the sale and leaseback of the Company's Susan Street Facility and, upon completion of the sale, to adjust the credit agreement's borrowing base. The borrowing base is currently equal to specified percentages of the Company's eligible accounts receivable, inventories, fixed assets and real property less reserves established, from time to time, by the administrative agent under the facility. The revolving credit facility matures on September 23, 2021. The revolving credit facility is secured by a first priority lien on substantially all of the Company's assets.

At the Company's election, advances of the revolving credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2 or 3 month periods, as selected by the Company, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate plus 1.00%, plus an applicable margin ranging between 0.50% and 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. As of March 28, 2020, the applicable margin on the Company's revolving credit facility was 1.75%. The Company pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.375% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 4.64% at March 28, 2020 and 4.79% at December 28, 2019, respectively.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

when the three-month threshold is reached and $0 once reaching the six-month threshold. Amendment Thirteen also adjusted the size of the restricted borrowing availability that is triggered when the fixed charge coverage ratio is less than 1.1 to 1.0. Subsequent to March 28, 2020, the Company has entered into an amendment to the credit agreement with Wells Fargo Capital Finance. See "Note 24 - Subsequent Event" for further explanation.

As of March 28, 2020, the unused borrowing availability under the revolving credit facility was $25,987; however, since the Company's fixed charge coverage ratio was less than 1.1 to 1.0, the unused availability accessible by the Company was $10,987 (the amount above $15,000) at March 28, 2020. Availability under the credit agreement will vary based on seasonal business factors and periodic changes to the qualified asset base, which consists of accounts receivable, inventories and fixed assets.

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

Finance Lease Obligations

The Company's finance lease obligations have terms ranging from 3 to 7 years, bear interest ranging from 3.55% to 11.79% and are due in monthly or quarterly installments through their maturity dates. The Company's finance lease obligations are secured by the specific equipment leased.

Table of Contents    13

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 10 - LEASES

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	March 28, 2020	December 28, 2019
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$24,034	$24,835

Current portion of operating lease liabilities	Current portion of operating lease liabilities	3,169	3,172
Noncurrent portion of operating lease liabilities	Operating lease liabilities	21,378	22,123
Total operating lease liabilities		$24,547	$25,295

Finance Leases:
Finance lease right-of-use assets (1)	Property, plant, and equipment, net	$16,703	$15,152

Current portion of finance lease liabilities (1)	Current portion of long-term debt	4,523	4,011
Noncurrent portion of finance lease liabilities (1)	Long-term debt	16,029	15,472
		$20,552	$19,483
(1) Includes leases classified as failed sale-leaseback transactions.

Lease cost recognized in the consolidated condensed financial statements is summarized as follows:

	Three Months Ended
	March 28, 2020	March 30, 2019
Operating lease cost	$1,292	$908

Finance lease cost:
Amortization of lease assets	790	748
Interest on lease liabilities	343	350
Total finance lease costs	$1,133	$1,098

Other supplemental information related to leases is summarized as follows:

	March 28, 2020	March 30, 2019
Weighted average remaining lease term (in years):
Operating leases	8.27	6.30
Finance leases	11.35	11.50

Weighted average discount rate:
Operating leases	6.98%	8.44%
Finance leases	7.27%	6.61%

Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 28, 2020:
Operating cash flows from operating leases	1,228	968
Operating cash flows from finance leases	343	350
Financing cash flows from finance leases	1,151	1,038

Table of Contents    14

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table summarizes the Company's undiscounted future minimum lease payments under non-cancellable contractual obligations for operating and financing liabilities as of March 28, 2020:

Fiscal Year	Operating Leases	Finance Leases
2020	3,614	4,432
2021	4,465	5,122
2022	4,073	2,790
2023	3,200	1,698
2024	2,893	1,042
Thereafter	14,466	16,039
Total future minimum lease payments (undiscounted)	32,711	31,123
Less: Present value discount	(8,164)	(10,571)
Total lease liability	24,547	20,552

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

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Condensed Balance Sheets as of March 28, 2020 and December 28, 2019:

	March 28, 2020	December 28, 2019	Fair Value Hierarchy Level
Liabilities:
Interest rate swaps (1)	$2,590	$1,653	Level 2

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

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three months ending March 28, 2020 or March 30, 2019. If any, the Company recognizes the transfers at the end of the reporting period.

Table of Contents    15

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	March 28, 2020		December 28, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$19	$19	$769	$769
Financial liabilities:
Long-term debt, including current portion	70,060	69,986	68,868	72,115
Finance leases, including current portion	20,552	21,671	19,483	20,361
Operating leases, including current portion	24,547	24,547	25,295	25,295
Interest rate swaps	2,590	2,590	1,653	1,653

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

The following is a summary of the Company's interest rate swaps outstanding as of March 28, 2020:

Type	Notional Amount		Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$25,000		September 1, 2016 through September 1, 2021	3.105%	1 Month LIBOR
Interest rate swap	$25,000		September 1, 2015 through September 1, 2021	3.304%	1 Month LIBOR
Interest rate swap	$6,109	(1)	November 7, 2014 through November 7, 2024	4.500%	1 Month LIBOR

(1) Interest rate swap notional amount amortizes by $35 monthly to maturity.

The following table summarizes the fair values of derivative instruments included in the Company's financial statements:

	Location on Consolidated Balance Sheets	Fair Value
		March 28, 2020	December 28, 2019
Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued expenses	$1,485	$841
Interest rate swaps, long-term portion	Other long-term liabilities	1,105	812
Total Liability Derivatives		$2,590	$1,653

Table of Contents    16

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following tables summarize the pre-tax impact of derivative instruments on the Company's financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	Three Months Ended
	March 28, 2020	March 30, 2019
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(1,137)	$(399)

	Amount of Gain (Loss) Reclassified from AOCIL on the effective portion into Earnings (1)(2)
	Three Months Ended
	March 28, 2020	March 30, 2019
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$208	$(56)

(1)	The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's consolidated condensed financial statements.

(2)	The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to March 28, 2020 is $1,485.

NOTE 13 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers approximately 84% of the Company's current associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $106 and $230 for the three months ended March 28, 2020 and March 30, 2019, respectively.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers approximately 16% of the Company's current associates at one facility who are under a collective-bargaining agreement. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $26 and $34 for the three months ended March 28, 2020 and March 30, 2019, respectively.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations owed to participants under this plan were $13,159 at March 28, 2020 and $16,203 at December 28, 2019 and are included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $13,486 at March 28, 2020 and $16,500 at December 28, 2019 and is included in other assets in the Company's Consolidated Condensed Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. Expenses related to the multi-employer pension plan were $78 and $83 for the three months ended March 28, 2020 and March 30, 2019, respectively. If the Company were to withdraw from the multi-employer plan, a withdrawal liability would be due, the amount of which would be determined by the plan. The withdrawal liability, as determined by the plan, would be a function of contribution rates, fund status, discount rates and various other factors at the time of any such withdrawal.

Table of Contents    17

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 14 - INCOME TAXES

The benefit rate for the three months ending March 28, 2020 was 0.1% compared with an effective tax rate of 1.5% for the three months ending March 30, 2019. The Company maintains a full valuation allowance against the deferred tax assets resulting in only refundable credits and a small amount of state taxes being recognized in the tax expense for the first three months of 2020. The Company is in a net deferred tax liability position of $91 at March 28, 2020 and December 28, 2019, respectively, which is included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $487 and $480 at March 28, 2020 and December 28, 2019, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of March 28, 2020 and December 28, 2019.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended
	March 28, 2020	March 30, 2019
Basic earnings (loss) per share:
Loss from continuing operations	$(2,613)	$(6,641)
Less: Allocation of earnings to participating securities	—	—
Loss from continuing operations available to common shareholders - basic	$(2,613)	$(6,641)
Basic weighted-average shares outstanding (1)	15,356	15,809
Basic earnings (loss) per share - continuing operations	$(0.17)	$(0.42)

Diluted earnings (loss) per share:
Loss from continuing operations available to common shareholders - basic	$(2,613)	$(6,641)
Add: Undistributed earnings reallocated to unvested shareholders	—	—
Loss from continuing operations available to common shareholders - basic	$(2,613)	$(6,641)
Basic weighted-average shares outstanding (1)	15,356	15,809
Effect of dilutive securities:
Stock options (2)	—	—
Directors' stock performance units (2)	—	—
Diluted weighted-average shares outstanding (1)(2)	15,356	15,809
Diluted earnings (loss) per share - continuing operations	$(0.17)	$(0.42)

(1)	Includes Common and Class B Common shares, excluding unvested participating securities of 490 thousand as of March 28, 2020 and 476 thousand as of March 30, 2019.

(2)
Shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded to the extent they are anti-dilutive. Aggregate shares excluded for the three months ended March 28, 2020 were 278 thousand and for the three months ended March 30, 2019 were 394 thousand.

NOTE 16 - STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Condensed Statements of Operations. The number of shares to be issued is determined by dividing the specified dollar value of the award by the market value per share on the grant date. The Company's stock compensation expense was $93 for the three months ended March 28, 2020 and $157 for the three months ended March 30, 2019.

On March 12, 2020, the Company issued 131,867 shares of restricted stock to officers and other key employees. The grant-date fair value of the awards was $132, or $1.00 per share, and is expected to be recognized as stock compensation expense over a weighted-average period of 8.4 years from the date the awards were granted. Each award is subject to a continued service condition. The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

Table of Contents    19

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive loss, net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 28, 2019	$(1,048)	$240	$(808)
Unrealized gain on interest rate swaps	(1,137)	—	(1,137)
Reclassification of loss into earnings from interest rate swaps, net of tax of $0	208	—	208
Reclassification of net actuarial gain into earnings from postretirement benefit plans	—	(7)	(7)
Reclassification of prior service credits into earnings from postretirement benefit plans	—	(1)	(1)
Balance at March 28, 2020	$(1,977)	$232	$(1,745)

NOTE 18 - COMMITMENTS AND CONTINGENCIES

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
Two of these lawsuits were filed in Alabama. The first lawsuit in Alabama was filed on September 22, 2016 by The Water Works and Sewer Board of the City of Gadsden (Alabama) in the Circuit Court of Etowah County, Alabama (styled The Water Works and Sewer Board of the City of Gadsden v. 3A1 Company, et al., Civil Action No. 31-CV-2016-900676.00). The second lawsuit in Alabama was filed on May 15, 2017 by The Water Works and Sewer Board of the Town of Centre (Alabama) in the Circuit Court of Cherokee County, Alabama (styled The Water Works and Sewer Board of the Town of Centre v. 3M Company, et al., Civil Action No. 13-CV- 2017-900049.00). In each of these Alabama lawsuits, the plaintiff seeks damages that include but are not limited to the expenses associated with the future installation and operation of a filtration system capable of removing from the water the chemicals that are allegedly present as a result of the manufacturing and treatment process described above. Each plaintiff requests a jury trial, does not specify an amount of damages other than an assertion that its damages exceed $10, and requests injunctive relief. The Company has answered the complaint in each of these lawsuits, intends to defend those matters vigorously, and is unable to estimate its potential exposure to loss, if any, for these lawsuits at this time.
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

NOTE 19 - OTHER (INCOME) EXPENSE, NET

Other operating expense (income), net is summarized as follows:

	Three Months Ended
	March 28, 2020	March 30, 2019
Other operating (income) expense, net
(Gain) loss on property, plant and equipment disposals	$(37)	$57
(Gain) loss on currency exchanges	(33)	22
Retirement income	(18)	(33)
Miscellaneous income	(4)	(20)
Other operating (income) expense, net	$(92)	$26

Other income, net is summarized as follows:

	Three Months Ended
	March 28, 2020	March 30, 2019
Other income, net:
Post-retirement income	$(3)	$(4)
Interest income	(2)	(38)
Miscellaneous expense	1	—
Other income, net	$(4)	$(42)

Table of Contents    21

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

Costs related to the facility consolidation plans are summarized as follows:

					As of March 28, 2020
	Accrued Balance at December 28, 2019	2020 Expenses To Date (1)	2020 Cash Payments	Accrued Balance at March 28, 2020	Total Costs Incurred To Date	Total Expected Costs
Corporate Office Consolidation Plan	$38	$8	$33	$13	$837	$837
Profit Improvement Plan	305	16	138	183	8,816	8,816
Total All Plans	$343	$24	$171	$196	$9,653	$9,653

Asset Impairments	$—	$—	$—	$—	$3,323	$3,323

	Accrued Balance at December 29, 2018	2019 Expenses To Date (1)	2019 Cash Payments	Accrued Balance at March 30, 2019
Corporate Office Consolidation Plan	$98	$5	$22	$81
Profit Improvement Plan	846	2,086	2,190	742
Totals	$944	$2,091	$2,212	$823

Asset Impairments	$—	$5	$—	$—

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
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 21 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	Three Months Ended
	March 28, 2020	March 30, 2019
Income (loss) from discontinued operations:
Workers' compensation (costs) credits from former textile operations	$(29)	$28
Environmental remediation costs from former textile operations	(47)	(59)
Income (loss) from discontinued operations, before taxes	$(76)	$(31)
Income tax benefit	—	—
Income (loss) from discontinued operations, net of tax	$(76)	$(31)

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

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $2,005 as of March 28, 2020 and $1,987 as of December 28, 2019. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from the Company's estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

NOTE 22 - RELATED PARTY TRANSACTIONS

The Company was a party to a five-year lease with the seller of Atlas Carpet Mills, Inc. to lease three manufacturing facilities as part of the acquisition in 2014. The original lease agreements expired and the Company entered into new agreements for two of the three manufacturing facilities. The new lease agreements expired on September 30, 2019. The lessor was controlled by an associate of the Company until March of 2019. Rent paid to the lessor during the three months ended March 30, 2019 was $251. The lease was based on current market values for similar facilities.

The Company purchases a portion of its product needs in the form of fiber, yarn and carpet from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of the Company. An affiliate of Mr. Shaw holds approximately 7.5% of the Company's Common Stock, which represents approximately 3.5% of the total vote of all classes of the Company's Common Stock. Engineered Floors is one of several suppliers of such materials to the Company. Total purchases from Engineered Floors during the three months ended March 28, 2020 were approximately $1,277; or approximately 2.1% of the Company's cost of goods sold. Total purchases from Engineered Floors during the three months ended March 30, 2019 were approximately $1,435 ; or approximately 2.1% of the Company's cost of goods sold. Purchases from Engineered Floors are based on market value negotiated prices. The Company has no contractual commitments with Mr. Shaw associated with its business relationship with Engineered Floors. Transactions with Engineered Floors are reviewed annually by the Company's board of directors.

The Company is a party to a ten-year lease with the Rothman Family Partnership to lease a facility as part of the Robertex acquisition in 2013. The controlling principle of the lessor was an associate of the Company until June 30, 2018. Rent paid to the lessor during the three months ended March 28, 2020 was $72. Rent paid to the lessor during the three months ended March 30, 2019 was $70. The lease was based on current market values for similar facilities.

Table of Contents    23

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 23 - SUBSEQUENT EVENT

The Company, in response to the COVID-19 pandemic, adjusted the credit commitment of its senior loan facility to more closely resemble the amount of collateralized assets currently available as well as increasing the amount of credit available to the Company. The loan commitment for the Credit Agreement between The Dixie Group, Inc. and Wells Fargo Capital Finance, LLC, the Agent, dated as of September 13, 2011 and most recently amended by the Fourteenth Amendment dated as of May 14, 2020, will be reduced from $120,000 to $100,000 effective May 14, 2020. The Company’s applicable margin has been amended to no longer be subject to average daily excess availability.  The applicable margin on base rate loans will be 2.25% and LIBOR rate loans will be 3.25%.  The availability limitation related to the fixed coverage ratio has also been amended from $15,000 to $12,500.  As part of the agreement, the Company has agreed to pursue and consummate a permitted fixed asset loan on or before June 30, 2020 subject to extension at agent’s discretion. Effective May 14, 2020, as part of the amendment, the Company’s availability block has been amended to $3,500. Subsequent to closing on the fixed asset loan or passage of the deadline for consummation of the loan, the availability block will increase to $6,500.

Subsequent to the fiscal quarter ended March 28, 2020, as the extent of the COVID-19 pandemic became apparent, the Company implemented a continuity plan to maintain the health and safety of associates, preserve cash, and minimize the impact on customers. The response included restrictions on travel, implementation of telecommuting where appropriate and limiting contact and maintaining social distancing between associates and with customers. In line with demand, running schedules have been reduced for most facilities to one shift while simultaneously reducing inventories to align them with the lower customer demand. Cost reductions were implemented including cutting non-essential expenditures, reducing capital expenditures, rotating layoffs and furloughs, select job eliminations and temporary salary reductions. The Company also deferred new product introductions and reduced sample and marketing expenses for 2020. Initiatives were taken with suppliers, lenders and landlords to extend payment terms in the second quarter for existing agreements. The Company is taking advantage of deferral of payroll related taxes under the CARES act as well as deferring payments into its defined contribution retirement plan. The expenses incurred as a result of the continuity plan will be under restructuring and disclosed as such in future filings.

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
Our business is primarily concentrated in areas of the soft floorcovering markets which include broadloom carpet, carpet tiles and rugs. However, in response to a significant shift in the flooring marketplace toward hard surface products, we have launched multiple hard surface initiatives in both our residential and commercial brands over the last few years. Our commercial brands offer Luxury Vinyl Flooring (“LVF”) products under the Calibré brand in the commercial markets. Our residential brands, Dixie Home and Masland Residential, offer Stainmaster® PetProtect™ Luxury Vinyl Flooring and our premium residential brand, Fabrica, offers a high-end engineered wood line. We continue to build on our hard surface offerings with 47 new products available in our TRUCOR Rigid Core line through our Dixie Home and Masland brands. We have introduced 12 new designs in multiple sizes using our TRUCOR Tile with Integrated Grout Technology which includes an I4F based click system engineered to mimic a grout joint. We are also launching our new TRUCOR Prime WPC program, including 18 oversized planks in contemporary, clean visuals.
COVID 19 PANDEMIC
Beginning with the second week of our March fiscal month, we started experiencing reduced volume as the result of the COVID -19 pandemic and related government restrictions. As the extent of the pandemic became apparent, we implemented our continuity plan to maintain the health and safety of our associates, preserve cash, and minimize the impact on our customers. Our response included restrictions on travel, implementation of telecommuting where appropriate and limiting contact and maintaining social distancing between our associates and with our customers. We have implemented cost reductions including cutting non-essential expenditures, reducing capital expenditures, rotating layoffs and furloughs, select job eliminations and temporary salary reductions. We also deferred new product introductions and reduced our sample and marketing expenses for 2020. We have worked with suppliers, lenders and landlords to extend payment terms in the second quarter for existing agreements. We are taking advantage of deferral of payroll related taxes under the CARES act as well as deferring payments into our defined contribution retirement plan. We have modified our senior credit facility to provide additional flexibility with regard to loan availability during this uncertain period. We cannot be certain as to the long term impact of the COVID-19 crisis or when customer demand will return to pre-pandemic levels. Until then, we have reduced our running schedules for most facilities to one shift, just beneath our shipping levels, while simultaneously reducing inventories to align them with our lower customer demand.

During the first quarter of 2020, our net sales decreased 9.1% compared with the first quarter of 2019. Our residential carpet product sales were down 7.3% for the quarter as compared to the prior year while the industry, we believe, being down in the mid single digits. Commercial product sales decreased 12.9% versus the prior year quarter while the industry, we believe, experienced a decrease in the low single digits. Our commercial luxury vinyl flooring sales were up over 43.5% comparing the first quarter of 2020 with the same quarter in 2019.

Table of Contents    25

RESULTS OF OPERATIONS

Three Months Ended March 28, 2020 Compared with Three Months Ended March 30, 2019

	Three Months Ended
	March 28,	March 30,
	2020	2019
Net Sales	100.0%	100.0%
Cost of Sales	76.4%	78.6%
Gross Profit	23.6%	21.4%
Selling and Administrative Expenses	25.3%	24.4%
Other Operating (Income) Expenses, Net	(0.1)%	—%
Facility Consolidation and Severance Expenses, Net	—%	2.4%
Operating Income (Loss)	(1.7)%	(5.5)%

Net Sales

Net sales for the quarter ended March 28, 2020 were $80.6 million, a decrease of 9.1% compared with net sales of $88.6 million for the year-earlier quarter. In the first quarter of 2020, residential floorcovering product sales decreased 7.3% and net sales of commercial floorcovering products decreased 12.2% compared with the first quarter of 2019. Beginning in the second week of March 2020, net sales were negatively impacted by the COVID-19 pandemic and related closures at our customers due to government mandates.

Gross Profit

Gross profit as a percentage of net sales was 23.6% in the first quarter of 2020 compared with 21.4% in the first quarter of 2019. The first quarter of 2019 was impacted by higher costs in our manufacturing operations. The first quarter of 2020 saw lower cost of sales as a result of improvement in operations from our Profit Improvement Plan in 2019.

Selling and Administrative Expenses

Selling and administrative expenses were $20.4 million in the first quarter of 2020 compared with $21.7 million in the year earlier period. While there was a significant decrease in spending in the first quarter of 2020 compared with the first quarter of 2019, due to lower sales volume, selling and administrative costs were 25.3% of net sales as compared to 24.4% of sales for the first quarter of 2019.

Other Operating (Income) Expense, Net

Other operating (income) expense, was a net income of $92 thousand in the first quarter of 2020 compared with net expense of $26 thousand in the first quarter of 2019. First quarter 2020 net income was primarily driven by exchange rate adjustments and equipment disposals.

Facility Consolidation and Severance Expenses, Net

Facility consolidation and severance expenses associated with the Profit Improvement Plan totaled $24 thousand in the first quarter of 2020 compared with expense of $2.1 million in the first quarter of 2019. The expenses in the first quarter of 2019 were mainly comprised of facility consolidations and the related costs of relocating inventory as well as severance expenses. As of 2020, the plan is now substantially complete.

Impairment of Assets

During the first quarter of 2019, an expense was incurred for impairment of fixed assets in the amount of $5 thousand. We incurred no impairment charges for the first quarter of 2020.

Table of Contents    26

Operating Income (Loss)

We reported an operating loss of $1.4 million in the first quarter of 2020 compared with an operating loss of $4.9 million in the first quarter of 2019. Facility consolidation expenses of $2.1 million were included in the first quarter of 2019 results. In addition, selling and administrative expenses of $20.4 million and $21.7 million were included in the first quarter of 2020 and the first quarter of 2019 results, respectively.

Interest Expense

Interest expense decreased $435 thousand in the first quarter of 2020 compared with the first quarter of 2019 principally a result of lower interest rates and lower levels of debt in 2020.

Income Tax Provision (Benefit)

We recorded an income tax benefit of $4 thousand in the first quarter of 2020 compared to an income tax provision of $100 thousand in the first quarter of 2019.

The benefit rate for the three months ending March 28, 2020 was 0.1% compared with an effective tax rate of 1.5% for the three months ending March 30, 2019. We maintain a full valuation allowance against the deferred tax assets resulting in only refundable credits and a small amount of state taxes being recognized in the tax expense for the first three months of 2020. We are in a net deferred tax liability position of $91 at March 28, 2020 and December 28, 2019, respectively, which is included in other long-term liabilities in our Consolidated Condensed Balance Sheets.

We account for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $487 and $480 at March 28, 2020 and December 28, 2019, respectively. Such benefits, if recognized, would affect our effective tax rate. There were no significant interest or penalties accrued as of March 28, 2020 and December 28, 2019.

Net Income (Loss)

Continuing operations reflected a loss of $2.6 million, or $0.17 per diluted share, in the first quarter of 2020 compared with a loss of $6.6 million, or $0.42 per diluted share, in the same period in 2019. Discontinued operations reflected a loss of $76 thousand, or $0.01 per diluted share, in the first quarter of 2020 compared with a loss of $31 thousand, or $0.00 per diluted share, in the same period in 2019. Including discontinued operations, we had net loss of $2.7 million, or $0.18 per diluted share, in the first quarter of 2020 compared with a net loss of $6.7 million, or $0.42 per diluted share, in the first quarter of 2019.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 28, 2020, cash used in operations was $4.2 million. Accounts receivable increased $1.1 million and inventories increased $2.7 million. The increase in accounts receivable was due to the sales mix being more concentrated in our residential business which generally has selling terms that are more favorable to the customer.

Purchases of capital assets for the three months ended March 28, 2020 resulted in a $650 thousand cash out flow to the business. Depreciation and amortization for the three months ended March 28, 2020 were $3.0 million. We expect capital expenditures to be approximately $3.5 million in 2020 while depreciation and amortization is expected to be approximately $10.6 million. Planned capital expenditures in 2020 are primarily for new equipment.

During the three months ended March 28, 2020, cash provided by financing activities was $4.1 million. We had net borrowings on our revolving credit facility and financing leases of $4.2 million. These proceeds were offset by payments on other debt obligations of $2.0 million. The cash provided by financing activities was used to fund the operations during the quarter.

With the onset of the COVID-19 Pandemic, management has continued to evaluate its liquidity needs. We have modified our senior credit facility to provide additional flexibility with regard to loan availability during this uncertain period (Amendment 14 to our senior secured credit agreement). This bank amendment to our senior credit facility has increased our borrowing costs slightly while reducing the size of the lending facility to better fit our reduced borrowing base as we continue to reduce our inventories to improve liquidity. To remain in compliance with the loan as amended, the Company is required to secure an additional fixed asset loan on or before June 30, 2020 or, at the option of the lender, to an extended deadline of July 14, 2020 . The Company is in the application and appraisal process of the loan. The Company has more than sufficient assets to meet the loan requirements and is optimistic that it will be able to secure the additional financing within the time constraint. If the Company is unable to secure the loan as required, we will apply for a waiver of the amendment and we will continue to seek additional sources of funding and/or take other actions as deemed necessary to secure and improve its cash flow position. While we believe that we can obtain the required additional financing, and can do so in the required time frame, there can be no assurance that such financing can be obtained or can be obtained on terms that are favorable to us. See Note 23 for a discussion of the Fourteenth Amendment to our senior secured credit facility.

Table of Contents    27

To offset the expected short-term reduction in operating cash flow due to the decreased demand during the pandemic, we have worked with suppliers, lenders and landlords to extend payment terms in the second quarter for existing agreements. We are taking advantage of deferral of payroll related taxes under the CARES act as well as deferring payments into our defined contribution retirement plan. We have reduced operations in our manufacturing facilities to match demand and have reduced payroll costs through rotating layoffs, furloughs, terminations and temporary salary reductions.

We believe, after having reviewed various financial scenarios, our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements under current operating conditions. We cannot predict and are unable to know the long-term impact of the COVID-19 pandemic and the related economic consequences or how these events may affect our future liquidity. As of March 28, 2020, the unused borrowing availability under our revolving credit facility was $26.0 million. However, our revolving credit facility reduces our funds available to borrow by $15 million if our fixed charge coverage ratio is less than 1.1 to 1.0. As of the date hereof, our fixed coverage ratio was less than 1.1 to 1.0, accordingly the unused availability accessible by us was $11.0 million (the amount above $15.0 million) at March 28, 2020. Significant additional cash expenditures above our normal liquidity requirements, significant deterioration in economic conditions or continued operating losses could affect our business and require supplemental financing or other funding sources. There can be no assurance that such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us.

The Company's senior secured credit facility matures on September 23, 2021. The Company intends to seek to extend that facility or obtain other sources of financing in advance of the maturity date. While we are optimistic that we can obtain such an extension or alternate financing, there can be no assurance at this time.

See note 23 for a discussion of the Fourteenth Amendment to the senior secured credit facility and subsequent events affecting the Company's liquidity.
Contractual Obligations

The following table summarizes our future minimum payments under contractual obligations as of March 28, 2020.

	Future Undiscounted Payments Due by Period
	(dollars in millions)
	2020	2021	2022	2023	2024	Thereafter	Total
Debt	$1.9	$63.1	$0.7	$0.4	$4.5	$—	$70.6
Interest - debt (1)	—	—	—	—	—	—	—
Finance leases	3.4	4.0	1.9	0.9	0.3	10.0	20.5
Interest - finance leases	1.0	1.1	0.9	0.8	0.7	6.1	10.6
Operating leases	2.4	3.0	2.8	2.1	2.0	12.2	24.5
Interest - operating leases	1.2	1.5	1.3	1.1	0.9	2.3	8.3
Purchase commitments	2.5	—	—	—	—	—	2.5
Totals	12.4	72.7	7.6	5.3	8.4	30.6	$137

(1) Interest rates used for variable rate debt were those in effect at March 28, 2020

Changes to Critical Accounting Policies

Our critical accounting policies were outlined in Management's Discussion and Analysis of Results of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Table of Contents    28

At March 28, 2020, $11,657, or approximately 13% of our total debt, was subject to floating interest rates.  A one-hundred basis point fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $86 thousand.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 28, 2020, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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
Two of these lawsuits were filed in Alabama. The first lawsuit in Alabama was filed on September 22, 2016 by The Water Works and Sewer Board of the City of Gadsden (Alabama) in the Circuit Court of Etowah County, Alabama (styled The Water Works and Sewer Board of the City of Gadsden v. 3A1 Company, et al., Civil Action No. 31-CV-2016-900676.00). The second lawsuit in Alabama was filed on May 15, 2017 by The Water Works and Sewer Board of the Town of Centre (Alabama) in the Circuit Court of Cherokee County, Alabama (styled The Water Works and Sewer Board of the Town of Centre v. 3M Company, et al., Civil Action No. 13-CV- 2017-900049.00). In each of these Alabama lawsuits, the plaintiff seeks damages that include but are not limited to the expenses associated with the future installation and operation of a filtration system capable of removing from the water the chemicals that are allegedly present as a result of the manufacturing and treatment process described above. Each plaintiff requests a jury trial, does not specify an amount of damages other than an assertion that its damages exceed $10,000, and requests injunctive relief. We have answered the complaint in each of these lawsuits, intend to defend those matters vigorously, and are unable to estimate our potential exposure to loss, if any, for these lawsuits at this time.
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

Our financial condition and results or operations may be adversely impacted by the COVID-19 pandemic and the related downturn in economic conditions.

The World Health Organization has declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate and sell our products and services. The COVID-19 pandemic could have a material adverse effect on our ability to operate, our results of operations, financial condition, liquidity, our near term and long term ability to stay in compliance with debt covenants under our Senior Credit Facility, our ability to refinance our existing indebtedness, and our ability to gain new financing. Public health organizations have recommended, and many governments have implemented, measures to slow and limit the transmission of the virus, including shelter in place and social distancing ordinances. Such preventive measures may have a material adverse effect on our business for an indefinite period of time, such as the potential shut down of certain locations, decreased employee availability, disruptions to the businesses of our selling channel partners, and others. Our suppliers and customers may also face these and other challenges, which could lead to a disruption in our supply chain as well as decreased construction and renovation spending and consumer demand for our products and services. These issues may also materially affect our current and future access to sources of liquidity, particularly our cash flows from operations, and access to financing. Although these disruptions may continue to occur, the long-term economic impact and near-term financial impacts of the COVID-19 pandemic, including but not limited to, potential near term or long-term risk of asset impairment, restructuring, and other charges, cannot be reliably quantified or estimated at this time due to the uncertainty of future developments.

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

The floorcovering industry is highly dependent on construction activity, including new construction, which is cyclical in nature. The U.S. and global economies, along with the residential and commercial markets in such economies, can negatively impact the floorcovering industry and our business. Although the impact of a decline in new construction activity is typically accompanied by an increase in remodeling and replacement activity, these activities typically lag during a cyclical downturn. Additional or extended downturns could cause the industry to deteriorate in the foreseeable future. A significant or prolonged decline in residential or commercial construction activity could have a material adverse effect on our business and results of operations.

We have significant levels of sales in certain channels of distribution and reduction in sales through these channels could adversely affect our business.

A significant amount of our sales are generated through a certain mass merchant retailer. Further reductions of sales through this channel could adversely affect our business. Such a shift could occur if this retailer decided to reduce the amount of emphasis on soft surface flooring or determine that our concentration of better goods was not advantageous to their marketing program. We have seen a change in strategy by this customer to emphasize products at a lower price point than we currently offer.

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

NASDAQ Marketplace Rule 5550(a)(2) requires that, for continued listing on the exchange, we must maintain a minimum bid price of $1 per share. Should the price of our stock close below $1 per share for 30 consecutive business days we will have 180 days to bring the price per share up above $1. As of April 28, 2020 our stock had closed below $1 per share for 30 consecutive business days. In response to the coronavirus pandemic, Nasdaq delayed beginning the applicable 180 day period within which to regain compliance to June 30, 2020. If we are not able to regain compliance before December 28, 2020, we may be eligible for an additional 180 days provided we meet other listing requirements. To the extent that we are unable to stay in compliance with the relevant NASDAQ bid price listing rule, there is a risk that our common stock may be delisted from NASDAQ, which would adversely impact liquidity of our common stock and potentially result in even lower bid process for our common stock.

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

Table of Contents    31

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

The following table provides information regarding our repurchases of our Common Stock Shares during the three months ended March 28, 2020:

Fiscal Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
February 1, 2020	42,074	$1.23	42,074
March 28, 2020	134,403	1.11	134,403
Three Months Ended March 28, 2020	176,477	$1.14	176,477	$4,880,560

(1) During the three months ended March 28, 2020, 33,525 shares were withheld from employees in lieu of cash payments for withholding taxes due for a total amount of $40,099.

The company has discontinued its stock repurchase program as announced and implemented in the fourth quarter of 2019.

Item 3. Defaults Upon Senior Securities

Table of Contents    34

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

THE DIXIE GROUP, INC.
(Registrant)

Date: May 29, 2020	By: /s/ Allen L. Danzey
Allen L. Danzey Vice President and Chief Financial Officer

Table of Contents    36