Form 10-Q
period 2020-06-27
DIXIE GROUP INC
filed 2020-08-06
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of July 30, 2020
Common Stock, $3 Par Value	14,933,373 shares
Class B Common Stock, $3 Par Value	880,313 shares
Class C Common Stock, $3 Par Value	0 shares

Table of Contents    1

THE DIXIE GROUP, INC.

Table of Contents    2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(amounts in thousands, except share data)

	June 27, 2020	December 28, 2019
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$383	$769
Receivables, net	32,007	37,138
Inventories, net	89,959	95,509
Prepaids and other current assets	6,773	6,179
TOTAL CURRENT ASSETS	129,122	139,595

PROPERTY, PLANT AND EQUIPMENT, NET	62,452	65,442
OPERATING LEASE RIGHT-OF-USE ASSETS	23,741	24,835
OTHER ASSETS	16,528	17,787
TOTAL ASSETS	$231,843	$247,659

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$19,758	$16,084
Accrued expenses	26,948	25,418
Current portion of long-term debt	5,965	6,684
Current portion of operating lease liabilities	3,336	3,172
TOTAL CURRENT LIABILITIES	56,007	51,358

LONG-TERM DEBT	73,088	81,667
OPERATING LEASE LIABILITIES	20,968	22,123
OTHER LONG-TERM LIABILITIES	19,070	19,300
TOTAL LIABILITIES	169,133	174,448

COMMITMENTS AND CONTINGENCIES (See Note 18)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 14,933,373 shares for 2020 and 15,025,087 shares for 2019	44,800	45,075
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 880,313 shares for 2020 and 836,669 shares for 2019	2,641	2,510
Additional paid-in capital	157,657	157,547
Accumulated deficit	(140,862)	(131,113)
Accumulated other comprehensive loss	(1,526)	(808)
TOTAL STOCKHOLDERS' EQUITY	62,710	73,211
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$231,843	$247,659

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    3

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
NET SALES	$60,824	$100,394	$141,401	$189,001
Cost of sales	48,580	76,901	110,164	146,589
GROSS PROFIT	12,244	23,493	31,237	42,412

Selling and administrative expenses	16,523	21,114	36,920	42,774
Other operating expense, net	100	80	8	111
Facility consolidation and severance expenses, net	1,246	1,725	1,270	3,816
OPERATING INCOME (LOSS)	(5,625)	574	(6,961)	(4,289)

Interest expense	1,357	1,717	2,642	3,437
Other expense (income), net	(3)	4	(7)	(38)
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(6,979)	(1,147)	(9,596)	(7,688)
Income tax (benefit) provision	—	34	(4)	134
LOSS FROM CONTINUING OPERATIONS	(6,979)	(1,181)	(9,592)	(7,822)
Loss from discontinued operations, net of tax	(81)	(35)	(157)	(66)
NET LOSS	$(7,060)	$(1,216)	$(9,749)	$(7,888)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.46)	$(0.07)	$(0.63)	$(0.49)
Discontinued operations	(0.01)	(0.00)	(0.01)	0.00
Net loss	$(0.47)	$(0.07)	$(0.64)	$(0.49)

BASIC SHARES OUTSTANDING	15,331	15,885	15,344	15,847

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.46)	$(0.07)	$(0.63)	$(0.49)
Discontinued operations	(0.01)	(0.00)	(0.01)	0.00
Net loss	$(0.47)	$(0.07)	$(0.64)	$(0.49)

DILUTED SHARES OUTSTANDING	15,331	15,885	15,344	15,847

DIVIDENDS PER SHARE:
Common Stock	$—	$—	$—	$—
Class B Common Stock	—	—	—	—

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    4

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
NET LOSS	$(7,060)	$(1,216)	$(9,749)	$(7,888)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized loss on interest rate swaps	(139)	(705)	(1,276)	(1,104)
Income taxes	—	—	—	—
Unrealized loss on interest rate swaps, net	(139)	(705)	(1,276)	(1,104)

Reclassification of loss into earnings from interest rate swaps (1)	365	93	573	149
Income taxes	—	—	—	10
Reclassification of loss into earnings from interest rate swaps, net	365	93	573	139

Reclassification of net actuarial gain into earnings from postretirement benefit plans (2)	(6)	(7)	(13)	(14)
Income taxes	—	—	—	—
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(6)	(7)	(13)	(14)

Reclassification of prior service credits into earnings from postretirement benefit plans (2)	(1)	(1)	(2)	(2)
Income taxes	—	—	—	—
Reclassification of prior service credits into earnings from postretirement benefit plans, net	(1)	(1)	(2)	(2)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	219	(620)	(718)	(981)

COMPREHENSIVE LOSS	$(6,841)	$(1,836)	$(10,467)	$(8,869)

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

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Six Months Ended
	June 27, 2020	June 29, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(9,592)	$(7,822)
Loss from discontinued operations	(157)	(66)
Net loss	(9,749)	(7,888)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,595	5,906
Provision for deferred income taxes	—	64
Net loss (gain) on property, plant and equipment disposals	(37)	62
Stock-based compensation expense	173	287
Bad debt expense	69	131
Changes in operating assets and liabilities:
Receivables	5,062	(4,952)
Inventories	5,550	1,029
Prepaids and other current assets	(594)	(1,325)
Accounts payable and accrued expenses	4,572	10,826
Other operating assets and liabilities	400	(514)
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,041	3,626

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	40	4
Purchase of property, plant and equipment	(979)	(2,043)
NET CASH USED IN INVESTING ACTIVITIES	(939)	(2,039)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on revolving credit facility	(9,841)	(2,956)
Payments on notes payable - buildings	(139)	(5,266)
Payments on notes payable - equipment and other	(1,201)	(1,955)
Payments on finance leases	(1,747)	(2,089)
Borrowings on finance leases	2,220	11,500
Change in outstanding checks in excess of cash	427	(530)
Repurchases of Common Stock	(207)	(12)
Payments for debt issuance costs	—	(277)
NET CASH USED IN FINANCING ACTIVITIES	(10,488)	(1,585)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(386)	2
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	769	18
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$383	$20

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,738	$2,714
Interest paid for financing leases	691	685
Income taxes paid, net of tax refunds	(108)	77
Right-of-use assets obtained in exchange for new operating lease liabilities	626	397
Right-of-use assets obtained in exchange for new finance lease liabilities	—	52
Equipment purchased under notes payable	1,314	—
Accrued purchases of equipment	205	—

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    6

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands, except share data)

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 28, 2019	$45,075	$2,510	$157,547	$(131,113)	$(808)	$73,211
Repurchases of Common Stock - 176,477 shares	(529)	—	325	—	—	(204)
Restricted stock grants issued - 131,867 shares	264	131	(395)	—	—	—
Stock-based compensation expense	—	—	93	—	—	93
Net loss	—	—	—	(2,689)	—	(2,689)
Other comprehensive loss	—	—	—	—	(937)	(937)
Balance at March 28, 2020	$44,810	$2,641	$157,570	$(133,802)	$(1,745)	$69,474
Repurchases of Common Stock - 3,460 shares	(10)	—	7	—	—	(3)
Stock-based compensation expense	—	—	80	—	—	80
Net loss	—	—	—	(7,060)	—	(7,060)
Other comprehensive loss	—	—	—	—	219	219
Balance at June 27, 2020	$44,800	$2,641	$157,657	$(140,862)	$(1,526)	$62,710

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 29, 2018	$46,568	$2,518	$156,390	$(146,384)	$(108)	$58,984
Repurchases of Common Stock - 11,299 shares	(34)	—	22	—	—	(12)
Restricted stock grants forfeited - 6,681 shares	(20)	—	9	—	—	(11)
Class B converted into Common Stock - 2,635 shares	8	(8)	—	—	—	—
Stock-based compensation expense	—	—	168	—	—	168
Net loss	—	—	—	(6,672)	—	(6,672)
Other comprehensive loss	—	—	—	—	(361)	(361)
Balance at March 30, 2019	$46,522	$2,510	$156,589	$(153,056)	$(469)	$52,096
Common Stock issued under Directors' Stock Plan - 29,001	87	—	(87)	—	—	—
Stock-based compensation expense	—	—	130	—	—	130
Net loss	—	—	—	(1,216)	—	(1,216)
Other comprehensive loss	—	—	—	—	(620)	(620)
Balance at June 29, 2019	$46,609	$2,510	$156,632	$(154,272)	$(1,089)	$50,390

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    7

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements which do not include all the information and notes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Dixie Group, Inc.'s and its wholly-owned subsidiaries (the "Company") 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 28, 2019. Operating results for the three and six month periods ended June 27, 2020 are not necessarily indicative of the results that may be expected for the entire 2020 year.

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

•	Identification of the contract with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, the performance obligation is satisfied

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue by end-user markets for the three and six month periods ended June 27, 2020 and June 29, 2019:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Residential floorcovering products	$45,070	$73,092	$104,572	$136,518
Commercial floorcovering products	15,453	26,708	36,082	51,218
Other services	301	594	747	1,265
Total net sales	$60,824	$100,394	$141,401	$189,001

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The activity in the advanced deposits for the three and six month periods ended June 27, 2020 and June 29, 2019 is as follows:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Beginning contract liability	$5,199	$5,089	$4,685	$6,013
Revenue recognized from contract liabilities included in the beginning balance	(3,239)	(3,326)	(3,590)	(4,817)
Increases due to cash received, net of amounts recognized in revenue during the period	2,604	3,536	3,469	4,103
Ending contract liability	$4,564	$5,299	$4,564	$5,299

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

Variable consideration is estimated at the most likely amount that is expected to be earned. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration are based upon historical experience and known trends.

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

NOTE 4 - RECEIVABLES, NET

Receivables are summarized as follows:

	June 27, 2020	December 28, 2019
Customers, trade	$30,277	$34,285
Other receivables	1,940	3,115
Gross receivables	32,217	37,400
Less: allowance for doubtful accounts	(210)	(262)
Receivables, net	$32,007	$37,138

Bad debt expense was $103 and $69 for the three and six months ended June 27, 2020 and $42 and $131 for the three and six months ended June 29, 2019.

Table of Contents    10

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 5 - INVENTORIES, NET

Inventories are summarized as follows:

	June 27, 2020	December 28, 2019
Raw materials	$31,555	$32,377
Work-in-process	12,835	18,642
Finished goods	64,196	64,978
Supplies and other	201	260
LIFO reserve	(18,828)	(20,748)
Inventories, net	$89,959	$95,509

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	June 27, 2020	December 28, 2019
Land and improvements	$3,422	$3,422
Buildings and improvements	51,479	51,432
Machinery and equipment	179,758	179,993
Assets under construction	3,166	1,459
	237,825	236,306
Accumulated depreciation	(175,373)	(170,864)
Property, plant and equipment, net	$62,452	$65,442

Depreciation of property, plant and equipment, including amounts for finance leases, totaled $2,505 and $5,485 in the three and six months ended June 27, 2020 and $2,734 and $5,777 in the three and six months ended June 29, 2019.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	June 27, 2020	December 28, 2019
Compensation and benefits	$8,998	$8,804
Provision for customer rebates, claims and allowances	6,887	7,682
Advanced customer deposits	4,564	4,685
Outstanding checks in excess of cash	1,014	—
Other	5,485	4,247
Accrued expenses	$26,948	$25,418

Table of Contents    11

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 8 - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products. Product warranty reserves are included in accrued expenses in the Company's Consolidated Condensed Balance Sheets. The following is a summary of the Company's product warranty activity:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Product warranty reserve at beginning of period	$899	$1,035	$1,002	$1,069
Warranty liabilities accrued	165	634	443	1,143
Warranty liabilities settled	(154)	(563)	(535)	(1,091)
Changes for pre-existing warranty liabilities	—	(24)	—	(39)
Product warranty reserve at end of period	$910	$1,082	$910	$1,082

NOTE 9 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	June 27, 2020	December 28, 2019
Revolving credit facility	$49,852	$59,693
Notes payable - buildings	6,074	6,213
Notes payable - equipment and other	3,646	3,533
Finance lease - buildings	11,258	11,296
Finance lease obligations	8,697	8,187
Deferred financing costs, net	(474)	(571)
Total long-term debt	79,053	88,351
Less: current portion of long-term debt	5,965	6,684
Long-term debt	$73,088	$81,667

Revolving Credit Facility

The Company, in response to the COVID-19 pandemic, adjusted the credit commitment of its senior loan facility to more closely resemble the amount of collateralized assets currently available as well as increasing the amount of credit available to the Company. The loan commitment for the Credit Agreement between The Dixie Group, Inc. and Wells Fargo Capital Finance, LLC, the Agent, dated as of September 13, 2011 and most recently amended by the Fourteenth Amendment dated as of May 14, 2020, was reduced from $120,000 to $100,000 and the availability limitation related to the fixed coverage ratio was reduced from $15,000 to $12,500. The fourteenth amendment included a covenant requiring the Company to pursue and consummate a permitted fixed asset loan. By letter agreement dated July 13, 2020, the Company was given until August 31, 2020 to obtain the additional financing. The borrowing base is currently equal to specified percentages of the Company's eligible accounts receivable, inventories, fixed assets and real property less reserves established, from time to time, by the administrative agent under the facility. The revolving credit facility matures on September 23, 2021. The revolving credit facility is secured by a first priority lien on substantially all of the Company's assets.

At the Company's election, advances of the revolving credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2 or 3 month periods, as selected by the Company, plus an applicable margin of 3.25%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate plus 1.00%, plus an applicable margin of 2.25%. The Company’s applicable margin has been amended to no longer be subject to average daily excess availability. The Company pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.375% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 7.39% at June 27, 2020 and 4.79% at December 28, 2019, respectively.

The revolving credit facility includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations. The revolving credit facility restricts the Company's borrowing availability if its fixed charge coverage ratio is less than 1.1 to 1.0. During any period that the fixed charge coverage ratio is less than 1.1 to 1.0, the Company's borrowing availability is reduced by $12,500. Effective May 14, 2020, as part of the amendment, the Company’s availability block has been amended to $3,500. The availability block will increase to $6,500 after August 31, 2020.

Table of Contents    12

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

As of June 27, 2020, the unused borrowing availability under the revolving credit facility was $29,012; however, since the Company's fixed charge coverage ratio was less than 1.1 to 1.0, the unused availability accessible by the Company was $16,512 (the amount above $12,500) at June 27, 2020. Availability under the credit agreement will vary based on seasonal business factors and periodic changes to the qualified asset base, which consists of accounts receivable, inventories and fixed assets.

Notes Payable - Buildings

On November 7, 2014, the Company entered into a ten-year $8,330 note payable to purchase a previously leased distribution center in Adairsville, Georgia. The note payable is scheduled to mature on November 7, 2024 and is secured by the distribution center. The note payable bears interest at a variable rate equal to one-month LIBOR plus 2.0% and is payable in equal monthly installments of principal of $35, plus interest calculated on the declining balance of the note, with a final payment of $4,269 due on maturity. In addition, the Company entered into an interest rate swap with an amortizing notional amount effective November 7, 2014 which effectively fixes the interest rate at 4.50%.

Notes Payable - Equipment and Other

The Company's equipment financing notes have terms ranging from 1 to 7 years, bear interest ranging from 1.60% to 7.00% and are due in monthly installments through their maturity dates. The Company's equipment financing notes are secured by the specific equipment financed and do not contain any financial covenants.

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

Finance Lease Obligations

The Company's finance lease obligations have terms ranging from 3 to 7 years and are due in monthly or quarterly installments through their maturity dates. The Company's finance lease obligations are secured by the specific equipment leased.

See Note 10 for further discussion of the impact of COVID-19 on the Company's finance lease obligations.

Table of Contents    13

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 10 - LEASES
COVID-19 Pandemic
In response to the large volume of anticipated lease concessions to be granted related to the effects of the COVID-19 pandemic, and the resulting expected cost and complexity of applying the lease modification requirements in ASC 842, the FASB issued Staff Q&A-Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic, in April 2020 as interpretive guidance to provide clarity in response to the crisis. The FASB staff indicated that it would be acceptable for entities to make an election to account for lease concessions related to the effects of the COVID-19 pandemic consistent with how they would be accounted for as though enforceable rights and obligations for those concessions existed in the original contract. Consequently, for such lease concessions, an entity will not need to reassess each existing contract to determine whether enforceable rights and obligations for concessions exist and an entity can then elect to apply or not to apply the lease modification guidance in ASC 842 to those contracts. This election is available for concessions related to the effects of the COVID-19 pandemic that will result in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract.
The Company has made this election and, consequently, for such lease concessions, did not reassess each existing contract to determine whether enforceable rights and obligations for concessions existed and elected not to apply the lease modification guidance in ASC 842 to those contracts. The Company has accounted for the concessions as if no changes to the lease contract were made and has subsequently increased accounts payable and has continued to recognize expense during the deferral period.

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	June 27, 2020	December 28, 2019
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$23,741	$24,835

Current portion of operating lease liabilities	Current portion of operating lease liabilities	3,336	3,172
Noncurrent portion of operating lease liabilities	Operating lease liabilities	20,968	22,123
Total operating lease liabilities		$24,304	$25,295

Finance Leases:
Finance lease right-of-use assets (1)	Property, plant, and equipment, net	$15,913	$15,152

Current portion of finance lease liabilities (1)	Current portion of long-term debt	3,858	4,011
Noncurrent portion of finance lease liabilities (1)	Long-term debt	16,097	15,472
		$19,955	$19,483
(1) Includes leases classified as failed sale-leaseback transactions.

Lease cost recognized in the consolidated condensed financial statements is summarized as follows:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Operating lease cost	$1,307	$815	$2,599	$1,723

Finance lease cost:
Amortization of lease assets (1)	790	750	1,580	1,498
Interest on lease liabilities (1)	348	335	691	685
Total finance lease costs (1)	$1,138	$1,085	$2,271	$2,183
(1) Includes leases classified as failed sale-leaseback transactions.

Table of Contents    14

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Other supplemental information related to leases is summarized as follows:

	June 27, 2020	June 29, 2019
Weighted average remaining lease term (in years):
Operating leases	8.02	6.20
Finance leases (1)	11.53	11.62

Weighted average discount rate:
Operating leases	6.93%	8.47%
Finance leases (1)	9.19%	6.65%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,330	1,762
Operating cash flows from finance leases (1)	691	685
Financing cash flows from finance leases (1)	1,747	2,089
(1) Includes leases classified as failed sale-leaseback transactions.

The following table summarizes the Company's future minimum lease payments under non-cancellable contractual obligations for operating and financing liabilities as of June 27, 2020:

Fiscal Year	Operating Leases	Finance Leases
2020	2,509	2,186
2021	4,683	5,457
2022	4,182	3,323
2023	3,247	2,284
2024	2,940	1,045
Thereafter	14,529	16,039
Total future minimum lease payments (undiscounted)	32,090	30,334
Less: Present value discount	7,786	10,379
Total lease liability	24,304	19,955

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Condensed Balance Sheets as of June 27, 2020 and December 28, 2019:

	June 27, 2020	December 28, 2019	Fair Value Hierarchy Level
Liabilities:
Interest rate swaps (1)	$2,419	$1,653	Level 2

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

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	June 27, 2020		December 28, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$383	$383	$769	$769
Financial liabilities:
Long-term debt, including current portion	59,098	59,610	68,868	72,115
Finance leases, including current portion	19,955	20,204	19,483	20,361
Operating leases, including current portion	24,304	24,304	25,295	25,295
Interest rate swaps	2,419	2,419	1,653	1,653

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

The following is a summary of the Company's interest rate swaps outstanding as of June 27, 2020:

Type	Notional Amount		Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$25,000		September 1, 2016 through September 1, 2021	3.105%	1 Month LIBOR
Interest rate swap	$25,000		September 1, 2015 through September 1, 2021	3.304%	1 Month LIBOR
Interest rate swap	$6,005	(1)	November 7, 2014 through November 7, 2024	4.500%	1 Month LIBOR

(1) Interest rate swap notional amount amortizes by $35 monthly to maturity.

Table of Contents    16

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table summarizes the fair values of derivative instruments included in the Company's financial statements:

	Location on Consolidated Balance Sheets	Fair Value
		June 27, 2020	December 28, 2019
Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued expenses	$1,680	$841
Interest rate swaps, long-term portion	Other long-term liabilities	739	812
Total Liability Derivatives		$2,419	$1,653

The following tables summarize the pre-tax impact of derivative instruments on the Company's financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(139)	$(705)	$(1,276)	$(1,104)

	Amount of Gain (Loss) Reclassified from AOCIL on the effective portion into Earnings (1)(2)
	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(365)	$(93)	$(573)	$(149)

(1)	The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's consolidated condensed financial statements.

(2)	The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to June 27, 2020 is $1,680.

NOTE 13 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers approximately 84% of the Company's current associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense (credit) for this 401(k) plan was $67 and $(7) for the three months ended June 27, 2020 and June 29, 2019, respectively, and $173 and $223 for the six months ended June 27, 2020 and June 29, 2019, respectively. The reduction in the matching contribution expense for the three months ended June 29, 2019 was a result of revising the estimated match for the year.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers approximately 16% of the Company's current associates at one facility who are under a collective-bargaining agreement. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $17 and $43 for the three months ended June 27, 2020 and June 29, 2019, respectively, and $43 and $77 for the six months ended June 27, 2020 and June 29, 2019, respectively.

Table of Contents    17

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations owed to participants under this plan were $15,113 at June 27, 2020 and $16,203 at December 28, 2019 and are included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $15,155 at June 27, 2020 and $16,500 at December 28, 2019 and is included in other assets in the Company's Consolidated Condensed Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. Expenses related to the multi-employer pension plan were $55 and $87 for the three months ended June 27, 2020 and June 29, 2019, respectively, and $133 and $170 for the six months ended June 27, 2020 and June 29, 2019, respectively. If the Company were to withdraw from the multi-employer plan, a withdrawal liability would be due, the amount of which would be determined by the plan. The withdrawal liability, as determined by the plan, would be a function of contribution rates, fund status, discount rates and various other factors at the time of any such withdrawal.

NOTE 14 - INCOME TAXES

The benefit rate for the six months ending June 27, 2020 was 0.04% compared with an effective tax rate of 1.74% for the six months ending June 29, 2019. The Company maintains a full valuation allowance against the deferred tax assets resulting in only refundable credits and a small amount of state taxes being recognized in the tax expense for the first six months of 2020. The Company is in a net deferred tax liability position of $91 at June 27, 2020 and December 28, 2019, respectively, which is included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $495 and $480 at June 27, 2020 and December 28, 2019, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of June 27, 2020 and December 28, 2019.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Basic earnings (loss) per share:
Loss from continuing operations	$(6,979)	$(1,181)	$(9,592)	$(7,822)
Less: Allocation of earnings to participating securities	—	—	—	—
Loss from continuing operations available to common shareholders - basic	$(6,979)	$(1,181)	$(9,592)	$(7,822)
Basic weighted-average shares outstanding (1)	15,331	15,885	15,344	15,847
Basic earnings (loss) per share - continuing operations	$(0.46)	$(0.07)	$(0.63)	$(0.49)

Diluted earnings (loss) per share:
Loss from continuing operations available to common shareholders - basic	$(6,979)	$(1,181)	$(9,592)	$(7,822)
Add: Undistributed earnings reallocated to unvested shareholders	—	—	—	—
Loss from continuing operations available to common shareholders - basic	$(6,979)	$(1,181)	$(9,592)	$(7,822)
Basic weighted-average shares outstanding (1)	15,331	15,885	15,344	15,847
Effect of dilutive securities:
Stock options (2)	—	—	—	—
Directors' stock performance units (2)	—	—	—	—
Diluted weighted-average shares outstanding (1)(2)	15,331	15,885	15,344	15,847
Diluted earnings (loss) per share - continuing operations	$(0.46)	$(0.07)	$(0.63)	$(0.49)

(1)	Includes Common and Class B Common shares, excluding unvested participating securities of 480 thousand as of June 27, 2020 and 476 thousand as of June 29, 2019.

(2)
Shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded to the extent they are anti-dilutive. Aggregate shares excluded for the three and six months ended June 27, 2020 were 296 thousand and for the three and six months ended June 29, 2019 were 383 thousand.

NOTE 16 - STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Condensed Statements of Operations. The number of shares to be issued is determined by dividing the specified dollar value of the award by the market value per share on the grant date. The Company's stock compensation expense was $80 and $130 for the three months ended June 27, 2020 and June 29, 2019, respectively, and $173 and $287 for the six months ended June 27, 2020 and June 29, 2019, respectively.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive loss, net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 28, 2019	$(1,048)	$240	$(808)
Unrealized gain on interest rate swaps	(1,276)	—	(1,276)
Reclassification of loss into earnings from interest rate swaps, net of tax of $0	573	—	573
Reclassification of net actuarial gain into earnings from postretirement benefit plans	—	(13)	(13)
Reclassification of prior service credits into earnings from postretirement benefit plans	—	(2)	(2)
Balance at June 27, 2020	$(1,751)	$225	$(1,526)

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

Legal Proceedings
The Company has been sued, together with 3M Company and approximately 30 other named defendants and unnamed "fictitious defendants" including various carpet manufacturers and suppliers, in four lawsuits whereby the plaintiffs seek monetary damages and injunctive relief related to the manufacture, supply, and/or use of certain chemical products in the manufacture, finishing, and treatment of carpet products in the Dalton, Georgia area. These chemical products allegedly include without limitation perflourinated compounds ("PFC") such as perflourinated acid ("PFOA") and perfluorooctane sulfonate ("PFOS"). In each lawsuit, the plaintiff(s) alleges that, as a consequence of these actions, these chemical compounds have discharged or leached into the water systems around Dalton and then flow into the waters in or near the water bodies from which the plaintiff(s) draw for drinking water.
Two of these lawsuits were filed in Alabama. The first lawsuit in Alabama was filed on September 22, 2016 by The Water Works and Sewer Board of the City of Gadsden (Alabama) in the Circuit Court of Etowah County, Alabama (styled The Water Works and Sewer Board of the City of Gadsden v. 3M Company, et al., Civil Action No. 31-CV-2016-900676.00). The second lawsuit in Alabama was filed on May 15, 2017 by The Water Works and Sewer Board of the Town of Centre (Alabama) in the Circuit Court of Cherokee County, Alabama (styled The Water Works and Sewer Board of the Town of Centre v. 3M Company, et al., Civil Action No. 13-CV- 2017-900049.00). In each of these Alabama lawsuits, the plaintiff seeks damages that include but are not limited to the expenses associated with the future installation and operation of a filtration system capable of removing from the water the chemicals that are allegedly present as a result of the manufacturing and treatment process described above. Each plaintiff requests a jury trial, does not specify an amount of damages other than an assertion that its damages exceed $10, and requests injunctive relief. The Company has answered the complaint in each of these lawsuits, intends to defend those matters vigorously, and is unable to estimate its potential exposure to loss, if any, for these lawsuits at this time.
The other two lawsuits were filed in Georgia. The first lawsuit in Georgia was filed on November 19, 2019 by the City of Rome (Georgia) in the Superior Court of Floyd County, Georgia (styled The City of Rome, Georgia v. 3M Company, et al., No. 19CV02405JFL003). The plaintiff in that case also seeks damages that include without limitation the expenses associated with the future installation and operation of a filtration system capable of removing from the water the chemicals that are allegedly present as a result of the manufacturing and treatment process described above. The plaintiff requests a jury trial and also seeks injunctive relief. While the amount of damages is unspecified, the plaintiff asserts it has spent "tens of millions" to remove the chemicals from the county's water supply and will incur additional costs related to removing such chemicals in the future. The

Table of Contents    20

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Company has answered the complaint, intends to defend the matter vigorously, and is unable to estimate its potential exposure to loss, if any, at this time.
The second lawsuit in Georgia was originally filed on November 26, 2019 and is presented as a class action lawsuit by and on behalf of a class of persons who obtain drinking water from the City of Rome, Georgia and the Floyd County Water Department (and similarly situated persons) (generally, for these purposes, residents of Floyd County) (styled Jarrod Johnson v. 3M Company, et al., Civil Action No. 19-CV-02448-JFL-003) (the "Class Action Lawsuit"). On January 10, 2020, the Class Action Lawsuit was removed to the United States District Court for the Northern District of Georgia, Rome Division (styled Jarrod Johnson v. 3M Company, et al Civil Action No. 4:20-CV-0008-AT). The plaintiffs in this case allege their damages include without limitation the surcharges incurred for the costs of partially filtering the chemicals from their drinking water. The Complaint requests a jury trial and asserts damages unspecified in amount, in addition to requests for injunctive relief. The Company has filed a response to the Complaint, intends to defend the matter vigorously, and is unable to estimate its potential exposure, if any, at this time.

NOTE 19 - OTHER (INCOME) EXPENSE, NET

Other operating expense, net is summarized as follows:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Other operating expense, net
(Gain) loss on property, plant and equipment disposals	$—	$1	$(37)	$62
Loss on currency exchanges	57	82	25	104
Retirement (income) expense	49	9	31	(24)
Miscellaneous income	(6)	(12)	(11)	(31)
Other operating expense, net	$100	$80	$8	$111

Other expense (income), net is summarized as follows:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Other expense (income), net:
Post-retirement income	$(3)	$(4)	(7)	(7)
Interest income	(1)	—	(3)	(38)
Miscellaneous expense	1	8	3	7
Other expense (income), net	$(3)	$4	$(7)	$(38)

Table of Contents    21

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

2017 Profit Improvement Plan

During the fourth quarter of 2017, the Company announced a Profit Improvement Plan to improve profitability through lower cost and streamlined decision making and aligning processes to maximize efficiency. The plan included consolidating the management of the Company's two commercial brands, Atlas Carpet Mills and Masland Contract, under one management team, sharing operations in sales, marketing, product development and manufacturing. Specific to this plan, the Company has focused nearly all commercial solution dyed make-to-order production in its Atmore, Alabama operations where the Company has developed such make-to-order capabilities over the last 5 years. Further, the Company aligned its west coast production facilities, better utilizing its west coast real estate by moving production to its Santa Ana, California and Atmore, Alabama operations to more efficiently distribute its west coast products. Furthermore, the Company re-configured its east coast distribution facilities to provide more efficient distribution of its products. In addition, the Company realized reductions in related support functions such as accounting and information services. The plan is now substantially complete.

2020 COVID-19 Continuity Plan

As the extent of the COVID-19 pandemic became apparent, the Company implemented a continuity plan to maintain the health and safety of associates, preserve cash, and minimize the impact on customers. The response has included restrictions on travel, implementation of telecommuting where appropriate and limiting contact and maintaining social distancing between associates and with customers. In line with demand, running schedules have been reduced for most facilities to one shift while simultaneously reducing inventories to align them with the lower customer demand. Cost reductions have been implemented including cutting non-essential expenditures, reducing capital expenditures, rotating layoffs and furloughs, select job eliminations and temporary salary reductions. The Company has also deferred new product introductions and reduced sample and marketing expenses for 2020. Initiatives were taken with suppliers, lenders and landlords to extend payment terms in the second quarter for existing agreements. The Company is taking advantage of payment deferrals and credits related to payroll taxes under the CARES act as well as deferring payments into its defined contribution retirement plan.

Table of Contents    22

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Costs related to the facility consolidation plans are summarized as follows:

					As of June 27, 2020
	Accrued Balance at December 28, 2019	2020 Expenses To Date (1)	2020 Cash Payments	Accrued Balance at June 27, 2020	Total Costs Incurred To Date	Total Expected Costs
Corporate Office Consolidation Plan	$38	$5	$43	$—	$834	$834
Profit Improvement Plan	305	246	426	125	9,046	9,046
COVID-19 Continuity Plan	$—	$1,019	$367	$652	$1,019	$1,019	(2)
Total All Plans	$343	$1,270	$836	$777	$10,899	$10,899

Asset Impairments	$—	$—	$—	$—	$3,323	$3,323

	Accrued Balance at December 29, 2018	2019 Expenses To Date (1)	2019 Cash Payments	Accrued Balance at June 29, 2019
Corporate Office Consolidation Plan	$98	$8	$42	$64
Profit Improvement Plan	846	3,808	4,271	383
Totals	$944	$3,816	$4,313	$447

Asset Impairments	$—	$3	$—	$—

(1) Costs incurred under these plans are classified as "facility consolidation and severance expenses, net" in the Company's Consolidated Condensed
Statements of Operations.
(2) The total additional expected costs under the COVID-19 Continuity Plan cannot be reasonably estimated at this time due to the fluid nature of the COVID-19 outbreak and the unpredictable future impact upon our business.

NOTE 21 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	Three Months Ended		Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Income (loss) from discontinued operations:
Workers' compensation (costs) credits from former textile operations	$(36)	$3	(65)	31
Environmental remediation costs from former textile operations	(45)	(38)	(92)	(97)
Income (loss) from discontinued operations, before taxes	$(81)	$(35)	(157)	(66)
Income tax benefit	—	—	—	—
Income (loss) from discontinued operations, net of tax	$(81)	$(35)	$(157)	$(66)

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

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $2,008 as of June 27, 2020 and $1,987 as of December 28, 2019. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which

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

The Company purchases a portion of its product needs in the form of fiber, yarn and carpet from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of the Company. An affiliate of Mr. Shaw holds approximately 7.5% of the Company's Common Stock, which represents approximately 3.5% of the total vote of all classes of the Company's Common Stock. Engineered Floors is one of several suppliers of such materials to the Company. Total purchases from Engineered Floors during the three and six months ended June 27, 2020 were approximately $992 and $2,269, respectively; or approximately 2.0% and 2.1%, respectively, of the Company's cost of goods sold. Total purchases from Engineered Floors during the three and six months ended June 29, 2019 were approximately $1,599 and $3,034, respectively; or approximately 2.1% of the Company's cost of goods sold. Purchases from Engineered Floors are based on market value negotiated prices. The Company has no contractual commitments with Mr. Shaw associated with its business relationship with Engineered Floors. Transactions with Engineered Floors are reviewed annually by the Company's board of directors.

The Company is a party to a ten-year lease with the Rothman Family Partnership to lease a facility as part of the Robertex acquisition in 2013. The controlling principle of the lessor was an associate of the Company until June 30, 2018. Rent paid to the lessor during the three and six months ended June 27, 2020 was $72 and $143, respectively. Rent paid to the lessor during the three and six months ended June 29, 2019 was $70 and $140, respectively. The lease was based on current market values for similar facilities.

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
Our business is primarily concentrated in areas of the soft floorcovering markets which include broadloom carpet, carpet tiles and rugs. However, in response to a significant shift in the flooring marketplace toward hard surface products, we have launched multiple hard surface initiatives in both our residential and commercial brands over the last few years. Our commercial brands offer Luxury Vinyl Flooring (“LVF”) products under the Calibré brand in the commercial markets. Our residential brands, Dixie Home and Masland Residential, offer Stainmaster® TRUCOR™ Luxury Vinyl Flooring and our premium residential brand, Fabrica, offers a high-end engineered wood line.
COVID 19 PANDEMIC
Beginning with the second week of our fiscal month of March, we started experiencing reduced volume as the result of the COVID -19 pandemic and related government restrictions. The sales decline continued into the second quarter through the third week of April after which we started to see a gradual and consistent improvement in sales through the end of the quarter. Once the extent of the pandemic became apparent, we implemented our continuity plan to maintain the health and safety of our associates, preserve cash, and minimize the impact on our customers. We have implemented cost reductions including cutting non-essential expenditures, reducing capital expenditures, rotating layoffs and furloughs, select job eliminations and temporary salary reductions. We also deferred new product introductions and reduced our sample and marketing expenses for 2020. We worked with suppliers, lenders and landlords to extend payment terms in the second quarter for existing agreements. We have modified our senior credit facility to provide additional flexibility with regard to loan availability during this uncertain period.
The quarter was impacted by acts of state and local governments intended to minimize social and business interactions and at the national level to stimulate the economy. We adhered to the local government mandates as they affected all areas of our business including manufacturing operations, administration and selling activities. Our response included restrictions on travel, implementation of telecommuting where appropriate and limiting contact and maintaining social distancing between our associates and with our customers. As allowed under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, we deferred payment of certain payroll related taxes during the quarter in the amount of $922. We also believe we are eligible for certain employee retention credits as defined in the CARES Act but, due to uncertainties related to the CARES Act, we have deferred recognition of any such credits until further clarification is made available. Despite the improvement in sales activity by the end of the second quarter, as we see a resurgence of cases of COVID-19 and as government authorities consider restoring restrictions that had been previously lifted, we cannot be certain as to any additional future impact of the COVID-19 crisis or when customer demand will fully return to pre-pandemic levels.
During the second quarter of 2020, our net sales decreased 39.4% compared with the second quarter of 2019. Our residential product sales were down 38.3% for the quarter as compared to the prior year while the industry, we believe, was down closer to 30%. Commercial product sales decreased 42.1% versus the prior year quarter while the industry, we believe, experienced a decrease of slightly more than 30%. Despite the difficult market conditions, our hard surface product offerings had a year over year sales growth of 32.6% for the quarter and 49.5% on the year.

Table of Contents    25

RESULTS OF OPERATIONS

Three and Six Months Ended June 27, 2020 Compared with the Three and Six Months Ended June 29, 2019

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27	June 29,
	2020	2019	2020	2019
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	79.9%	76.6%	77.9%	77.6%
Gross Profit	20.1%	23.4%	22.1%	22.4%
Selling and Administrative Expenses	27.2%	21.0%	26.1%	22.6%
Other Operating (Income) Expenses, Net	0.2%	0.1%	—%	0.1%
Facility Consolidation and Severance Expenses, Net	2.0%	1.7%	0.9%	2.0%
Operating Income (Loss)	(9.4)%	0.5%	(4.9)%	(2.4)%

Net Sales

Net sales for the quarter ended June 27, 2020 were $60.8 million, a decrease of 39.4% compared with net sales of $100.4 million for the year-earlier quarter. In the second quarter of 2020, net sales were negatively impacted by the COVID-19 pandemic and related closures at our customers due to government mandates. The decline in net sales began late in the first quarter and continued into the second quarter through the third week of April after which we began to see a gradual and steady increase in sales.

For the six months ended June 27, 2020, net sales were $141.4 million, a 25.2% decrease compared with net sales of $189.0 million for the six months ended June 29, 2019. The net sales results in the first six months of 2020 were negatively impacted by the COVID-19 pandemic and related government restrictions, primarily concentrated within the last half of the six-month period.

Gross Profit

Gross profit as a percentage of net sales was 20.1% in the second quarter of 2020 compared with 23.4% in the second quarter of 2019. The lower gross profit percentage in 2020 was driven by higher under absorbed costs in our manufacturing facilities due to the low sales volume during the second quarter.

Gross profit as a percentage of net sales declined by .3% in the first six months of 2020 as compared to the first six months of 2019. Lower production volumes over the last three months of the six-month period in 2020 negatively impacted gross profit due to under absorbed fixed costs in our manufacturing facilities offsetting otherwise improved gross profit in the first three months as the result of cost reductions.

Selling and Administrative Expenses

Selling and administrative expenses were $16.5 million in the second quarter of 2020 compared with $21.1 million in the year earlier period. As part of our response to the COVID-19 pandemic, we initiated measures to reduce costs through pay reductions, temporary and permanent headcount reductions, travel restrictions and other cost saving initiatives in the second quarter of 2020. Despite the significantly lower year over year expenses, selling and administrative expenses as a percent of the lower net sales in the second quarter of 2020 were 27.2% as compared to 21.0% in the second quarter of 2019.

For the six month period ending June 27, 2020, selling and administrative expenses were $36.9 million compared to $42.8 million in the six month period ended June 29, 2019. The reduction in expenses for selling and administrative for the period was the result of cost cuts in response to the COVID-19 pandemic and cost reductions in place from the Profit Improvement Plan implemented in previous years.

Table of Contents    26

Other Operating (Income) Expense, Net

Net other operating expense, was $100 thousand in the second quarter of 2020 compared with expenses of $80 thousand in the first quarter of 2019. For the six month period ended June 27, 2020, other operating expense was $8 thousand compared to $111 thousand in the six month period June 29, 2019. The expenses were primarily the result of net loss on currency exchange rate adjustments during the period.

Facility Consolidation and Severance Expenses, Net

Facility consolidation and severance expenses totaled $1.2 million in the second quarter of 2020 compared with expense of $1.7 million in the second quarter of 2019. The expenses in the second quarter of 2020 were comprised of costs related to our COVID-19 response plan including severance and financing related charges, as well as residual costs from our Profit Improvement Plan. Facility consolidation expenses recorded in the second quarter of 2019 were part of our Profit Improvement Plan and were primarily made up of workers' compensation related charges.

Operating Income (Loss)

We reported an operating loss of $5.6 million in the second quarter of 2020 compared with an operating income of $574 thousand in the second quarter of 2019. Facility consolidation expenses of $1.2 million and $1.7 million were included in the second quarter of 2020 and the second quarter of 2019 results, respectively. In addition, selling and administrative expenses of $16.5 million and $21.1 million were included in the second quarter of 2020 and the second quarter of 2019 results, respectively.

Interest Expense

Interest expense decreased $360 thousand in the second quarter of 2020 compared with the second quarter of 2019. Interest expense for the six months ended June 27, 2020 was $795k lower than the six-month period ended June 29, 2019. The reduction is the result of generally lower interest rates and lower levels of debt in 2020.

Income Tax Provision (Benefit)

We recorded an income tax provision of $34 thousand in the second quarter of 2019. The adjustment required in the second quarter of 2020 was negligible.

The benefit rate for the six months ending June 27, 2020 was 0.04% compared with an effective tax rate of 1.74% for the six months ending June 29, 2019. We maintain a full valuation allowance against the deferred tax assets resulting in only refundable credits and a small amount of state taxes being recognized in the tax expense for the first six months of 2020. We are in a net deferred tax liability position of $91 at June 27, 2020 and December 28, 2019, respectively, which is included in other long-term liabilities in our Consolidated Condensed Balance Sheets.
We account for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $495 and $480 at June 27, 2020 and December 28, 2019, respectively. Such benefits, if recognized, would affect our effective tax rate. There were no significant interest or penalties accrued as of June 27, 2020 and December 28, 2019.
Net Income (Loss)

Continuing operations reflected a loss of $7.0 million, or $0.46 per diluted share, in the second quarter of 2020 compared with a loss of $1.2 million, or $0.07 per diluted share, in the same period in 2019. Discontinued operations reflected a loss of $81 thousand, or $0.01 per diluted share, in the second quarter of 2020 compared with a loss of $35 thousand, or $0.00 per diluted share, in the same period in 2019. Including discontinued operations, we had a net loss of $7.1 million, or $0.47 per diluted share, in the second quarter of 2020 compared with a net loss of $1.2 million, or $0.07 per diluted share, in the second quarter of 2019.

For the six months ended June 27, 2020, we had a loss from continuing operations of $9.6 million or $0.63 per diluted share compared with a loss of $7.8 million or $0.49 per diluted share in the six month period ended June 29, 2019. The loss from discontinued operations was $157 thousand or .01 per diluted share for the six month period ended June 27, 2020 compared to a loss of $66 thousand or $0.00 per diluted share in the six month period ended June 29, 2019. The net loss including discontinued operations for the six month period ended June 27, 2020 was $9.7 million or $0.64 per diluted share compared with a loss of $7.9 million or $0.49 per diluted share in the six month period ended June 29, 2019.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 27, 2020, cash provided by operations was $11.0 million. Accounts receivable decreased $5.1 million, inventories decreased $5.6 million and accounts payable and accrued expenses increased $4.6 million. The cash in flows from these areas was primarily driven by the reduced activity in sales and operations as a result of the COVID-19 pandemic.

Table of Contents    27

Purchases of capital assets for the six months ended June 27, 2020 resulted in a $979 thousand cash out flow to the business. Depreciation and amortization for the six months ended June 29, 2020 were $5.6 million. We expect capital expenditures to be approximately $3.5 million in 2020 while depreciation and amortization is expected to be approximately $10.6 million. Planned capital expenditures in 2020 are primarily for new equipment.

During the six months ended June 29, 2020, cash used in financing activities was $10.5 million. We had net payments on our revolving credit facility, notes payable and financing leases of $12.8 million. These proceeds were offset by finance lease borrowings of $2.2 million related to manufacturing equipment.

With the onset of the COVID-19 Pandemic, management has closely evaluated our liquidity needs. We modified our senior credit facility to provide additional flexibility with regard to loan availability during this uncertain period (Amendment 14 to our senior secured credit agreement). This amendment to our senior credit facility has increased our borrowing costs slightly while reducing the size of the lending facility to better fit our reduced borrowing base as we continue to reduce our inventories to improve liquidity. To remain in compliance with the loan as amended, we are required to secure an additional fixed asset loan from an unrelated lender. The date by which such additional financing must be obtained has been extended by agreement with our senior lender to August 31, 2020. We have completed the application process of the additional loan and submitted to the relevant loan committee. We have more than sufficient assets to meet the loan requirements and are optimistic that we will be able to secure the additional financing within the time constraint. If we are unable to secure the loan as required, we intend to seek a waiver of the deadline to acquire the additional financing as required by the fourteenth amendment and we will continue to seek additional sources of funding and/or take other actions as deemed necessary to secure and improve our cash flow position. While we believe that we can obtain the required additional financing, and can do so in the required time frame, there can be no assurance that such financing can be obtained or can be obtained on terms that are favorable to us.

To offset the expected short-term reduction in operating cash flow due to the decreased demand during the pandemic, we worked with suppliers, lenders and landlords to extend payment terms in the second quarter for existing agreements. We have taken advantage of payment deferrals and credits related to payroll taxes under the CARES act as well as deferring payments into our defined contribution retirement plan. We reduced operations in our manufacturing facilities to match demand and reduced payroll costs through rotating layoffs, furloughs, terminations and temporary salary reductions.

We believe, after having reviewed various financial scenarios, our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements under current operating conditions. We cannot predict, and are unable to know, the long-term impact of the COVID-19 pandemic and the related economic consequences or how these events may affect our future liquidity. As of June 27, 2020, the unused borrowing availability under our revolving credit facility was $29.0 million. However, our revolving credit facility reduces our funds available to borrow by $12.5 million if our fixed charge coverage ratio is less than 1.1 to 1.0. As of the date hereof, our fixed coverage ratio was less than 1.1 to 1.0, accordingly the unused availability accessible by us was $16.5 million (the amount above $12.5 million) at June 27, 2020. Significant additional cash expenditures above our normal liquidity requirements, significant deterioration in economic conditions or continued operating losses could affect our business and require supplemental financing or other funding sources. There can be no assurance that such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us.

Our senior secured credit facility matures on September 23, 2021. We intend to seek to extend that facility or obtain other sources of financing in advance of the maturity date. While we are optimistic that we can obtain such an extension or alternate financing, there can be no assurance at this time.

Table of Contents    28

Contractual Obligations

The following table summarizes our future minimum payments under contractual obligations as of June 27, 2020.

	Future Undiscounted Payments Due by Period
	(dollars in millions)
	2020	2021	2022	2023	2024	Thereafter	Total
Debt	$1.2	$51.8	$1.3	$0.7	$4.6	$—	$59.6
Interest - debt (1)	0.1	0.1	—	—	—	—	0.2
Finance leases	1.6	4.2	2.4	1.5	0.3	10.0	20.0
Interest - finance leases	0.6	1.3	0.9	0.8	0.7	6.0	10.3
Operating leases	1.7	3.2	2.9	2.2	2.0	12.3	24.3
Interest - operating leases	0.8	1.5	1.3	1.0	0.9	2.2	7.7
Purchase commitments	0.9	—	—	—	—	—	0.9
Totals	6.9	62.1	8.8	6.2	8.5	30.5	$123

(1) Interest rates used for variable rate debt were those in effect at June 27, 2020

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

Although the Company could have an exposure to interest rate risk related to its floating rate debt, there was no floating rate debt outstanding as of June 27, 2020.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 27, 2020, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We have been sued, together with 3M Company and approximately 30 other named defendants and unnamed "fictitious defendants" including various carpet manufacturers and suppliers, in four lawsuits whereby the plaintiffs seek monetary damages and injunctive relief related to the manufacture, supply, and/or use of certain chemical products in the manufacture, finishing, and treatment of carpet products in the Dalton, Georgia area. These chemical products allegedly include without limitation perflourinated compounds ("PFC") such as perflourinated acid ("PFOA") and perfluorooctane sulfonate ("PFOS"). In each lawsuit, the plaintiff(s) alleges that, as a consequence of these actions, these chemical compounds have discharged or leached into the water systems around Dalton and then flow into the waters in or near the water bodies from which the plaintiff(s) draw for drinking water.
Two of these lawsuits were filed in Alabama. The first lawsuit in Alabama was filed on September 22, 2016 by The Water Works and Sewer Board of the City of Gadsden (Alabama) in the Circuit Court of Etowah County, Alabama (styled The Water Works and Sewer Board of the City of Gadsden v. 3M Company, et al., Civil Action No. 31-CV-2016-900676.00). The second lawsuit in Alabama was filed on May 15, 2017 by The Water Works and Sewer Board of the Town of Centre (Alabama) in the Circuit Court of Cherokee County, Alabama (styled The Water Works and Sewer Board of the Town of Centre v. 3M Company, et al., Civil Action No. 13-CV- 2017-900049.00). In each of these Alabama lawsuits, the plaintiff seeks damages that include but are not limited to the expenses associated with the future installation and operation of a filtration system capable of removing from the water the chemicals that are allegedly present as a result of the manufacturing and treatment process described above. Each plaintiff requests a jury trial, does not specify an amount of damages other than an assertion that its damages exceed $10,000, and requests injunctive relief. We have answered the complaint in each of these lawsuits, intend to defend those matters vigorously, and are unable to estimate our potential exposure to loss, if any, for these lawsuits at this time.
The other two lawsuits were filed in Georgia. The first lawsuit in Georgia was filed on November 19, 2019 by the City of Rome (Georgia) in the Superior Court of Floyd County, Georgia (styled The City of Rome, Georgia v. 3M Company, et al., No. 19CV02405JFL003). The plaintiff in that case also seeks damages that include without limitation the expenses associated with the future installation and operation of a filtration system capable of removing from the water the chemicals that are allegedly present as a result of the manufacturing and treatment process described above. The plaintiff requests a jury trial and also seeks injunctive relief. While the amount of damages is unspecified, the plaintiff asserts it has spent "tens of millions" to remove the chemicals from the county's water supply and will incur additional costs related to removing such chemicals in the future. We have answered the complaint, intend to defend the matter vigorously, and are unable to estimate our potential exposure to loss, if any, at this time.
The second lawsuit in Georgia was originally filed on November 26, 2019 and is presented as a class action lawsuit by and on behalf of a class of persons who obtain drinking water from the City of Rome, Georgia and the Floyd County Water Department (and similarly situated persons) (generally, for these purposes, residents of Floyd County) (styled Jarrod Johnson v. 3M Company, et al., Civil Action No. 19-CV-02448-JFL-003) (the "Class Action Lawsuit"). On January 10, 2020, the Class Action Lawsuit was removed to the United States District Court for the Northern District of Georgia, Rome Division (styled Jarrod Johnson v. 3M Company, et al Civil Action No. 4:20-CV-0008-AT). The plaintiffs in this case allege their damages include without limitation the surcharges incurred for the costs of partially filtering the chemicals from their drinking water. The Complaint requests a jury trial and asserts damages unspecified in amount, in addition to requests for injunctive relief. We have filed a response to the Complaint, intend to defend the matter vigorously, and are unable to estimate our potential exposure, if any, at this time.

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

The COVID-19 outbreak has been declared a pandemic, and the virus continues to spread in areas where we operate and sell our products and services. The COVID-19 outbreak could have a material adverse effect on our ability to operate, our results of operations, financial condition, liquidity, our near term and long term ability to stay in compliance with debt covenants under our Senior Credit Facility, our ability to refinance our existing indebtedness, and our ability to gain new financing. Public health organizations have recommended, and many governments have implemented, measures to slow and limit the transmission of the virus, including shelter in place and social distancing ordinances. Such preventive measures may have a material adverse effect on our business for an indefinite period of time, such as the potential shut down of certain locations, decreased employee availability, disruptions to the businesses of our selling channel partners, and others. Our suppliers and customers may also face these and other challenges, which could lead to a disruption in our supply chain as well as decreased construction and renovation spending and consumer demand for our products and services. These issues may also materially affect our current and future access to sources of liquidity, particularly our cash flows from operations, and access to financing. Although these disruptions may continue to occur, the long-term economic impact and near-term financial impacts of the COVID-19 pandemic, including but not limited to, potential near term or long-term risk of asset impairment, restructuring, and other charges, cannot be reliably quantified or estimated at this time due to the uncertainty of future developments.

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

A significant amount of our sales are generated through a certain mass merchant retailer. We have seen a change in strategy by this customer to emphasize products at a lower price point than we currently offer which has adversely affected our sales to this customer. Further reductions of sales through this channel could adversely affect our business. Such a shift could also occur if this retailer decided to reduce the amount of emphasis on soft surface flooring or determine that our concentration of better goods was not advantageous to their marketing program.

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

If our stock price remains below $1.00 for an extended time, our common stock may be subject to delisting from The NASDAQ Stock Market.

Table of Contents    31

NASDAQ Marketplace Rule 5550(a)(2) requires that, for continued listing on the exchange, we must maintain a minimum bid price of $1 per share. Should the price of our stock close below $1 per share for 30 consecutive business days we will have 180 days to bring the price per share up above $1. We received notice from NASDAQ on April 28, 2020 that our stock had closed below $1 per share for 30 consecutive business days. In response to the coronavirus pandemic, NASDAQ delayed beginning the applicable 180 day period within which to regain compliance to June 30, 2020. If we are not able to regain compliance before December 28, 2020, we may be eligible for an additional 180 days provided we meet other listing requirements. To the extent that we are unable to stay in compliance with the relevant NASDAQ bid price listing rule, there is a risk that our common stock may be delisted from NASDAQ, which would adversely impact liquidity of our common stock and potentially result in even lower bid process for our common stock.

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

Table of Contents    32

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

Table of Contents    33

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

The following table provides information regarding our repurchases of our Common Stock Shares during the three months ended June 27, 2020:

Fiscal Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
May 2, 2020	—	$—	—
May 30, 2020	3,460	0.74	3,460
June 27, 2020	—	—	—
Three Months Ended June 27, 2020	3,460	$0.74	3,460	$4,878,000

(1) During the three months ended June 27, 2020, 3,460 shares were withheld from employees in lieu of cash payments for withholding taxes due for a total amount of $2,560.

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

THE DIXIE GROUP, INC.
(Registrant)

Date: August 6, 2020	By: /s/ Allen L. Danzey
Allen L. Danzey Vice President and Chief Financial Officer

Table of Contents    36