Form 10-Q
period 2020-09-26
DIXIE GROUP INC
filed 2020-11-06
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 26, 2020
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of October 30, 2020
Common Stock, $3 Par Value	14,933,373 shares
Class B Common Stock, $3 Par Value	880,313 shares
Class C Common Stock, $3 Par Value	0 shares

Table of Contents    1

THE DIXIE GROUP, INC.

Table of Contents    2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(amounts in thousands, except share data)

	September 26, 2020	December 28, 2019
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$19	$769
Receivables, net	38,718	37,138
Inventories, net	86,942	95,509
Prepaids and other current assets	5,007	6,179
TOTAL CURRENT ASSETS	130,686	139,595

PROPERTY, PLANT AND EQUIPMENT, NET	60,151	65,442
OPERATING LEASE RIGHT-OF-USE ASSETS	22,861	24,835
OTHER ASSETS	17,631	17,787
TOTAL ASSETS	$231,329	$247,659

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$22,093	$16,084
Accrued expenses	27,383	25,418
Current portion of long-term debt	5,724	6,684
Current portion of operating lease liabilities	3,287	3,172
TOTAL CURRENT LIABILITIES	58,487	51,358

LONG-TERM DEBT	68,263	81,667
OPERATING LEASE LIABILITIES	20,191	22,123
OTHER LONG-TERM LIABILITIES	20,262	19,300
TOTAL LIABILITIES	167,203	174,448

COMMITMENTS AND CONTINGENCIES (See Note 18)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 14,933,373 shares for 2020 and 15,025,087 shares for 2019	44,800	45,075
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 880,313 shares for 2020 and 836,669 shares for 2019	2,641	2,510
Additional paid-in capital	157,730	157,547
Accumulated deficit	(140,002)	(131,113)
Accumulated other comprehensive loss	(1,043)	(808)
TOTAL STOCKHOLDERS' EQUITY	64,126	73,211
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$231,329	$247,659

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    3

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
NET SALES	$85,920	$95,447	$227,321	$284,448
Cost of sales	63,679	74,373	173,843	220,962
GROSS PROFIT	22,241	21,074	53,478	63,486

Selling and administrative expenses	19,335	21,036	56,254	63,810
Other operating (income) expense, net	(172)	37	(163)	145
Facility consolidation and severance expenses, net	515	1,043	1,785	4,859
Impairment of assets	—	—	—	3
OPERATING INCOME (LOSS)	2,563	(1,042)	(4,398)	(5,331)

Interest expense	1,561	1,648	4,204	5,085
Other expense (income), net	92	(4)	85	(42)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	910	(2,686)	(8,687)	(10,374)
Income tax provision (benefit)	4	(109)	—	25
INCOME (LOSS) FROM CONTINUING OPERATIONS	906	(2,577)	(8,687)	(10,399)
Income (loss) from discontinued operations, net of tax	(46)	23	(203)	(43)
NET INCOME (LOSS)	$860	$(2,554)	$(8,890)	$(10,442)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.06	$(0.16)	$(0.57)	$(0.66)
Discontinued operations	(0.00)	(0.00)	(0.01)	0.00
Net income (loss)	$0.06	$(0.16)	$(0.58)	$(0.66)

BASIC SHARES OUTSTANDING	15,334	15,899	15,340	15,864

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.06	$(0.16)	$(0.57)	$(0.66)
Discontinued operations	(0.00)	(0.00)	(0.01)	0.00
Net income (loss)	$0.06	$(0.16)	$(0.58)	$(0.66)

DILUTED SHARES OUTSTANDING	15,454	15,899	15,340	15,864

DIVIDENDS PER SHARE:
Common Stock	$—	$—	$—	$—
Class B Common Stock	—	—	—	—

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    4

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
NET INCOME (LOSS)	$860	$(2,554)	$(8,890)	$(10,442)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized loss on interest rate swaps	(25)	(159)	(1,300)	(1,264)
Income taxes	—	—	—	—
Unrealized loss on interest rate swaps, net	(25)	(159)	(1,300)	(1,264)

Reclassification of loss into earnings from interest rate swaps (1)	420	125	993	273
Income taxes	—	—	—	10
Reclassification of loss into earnings from interest rate swaps, net	420	125	993	263

Reclassification of unrealized loss into earnings from dedesignated interest rate swaps (2)	95	—	95	—
Income taxes	—	—	—	—
Reclassification of unrealized loss into earnings from dedesignated interest rate swaps, net	95	—	95	—

Reclassification of net actuarial gain into earnings from postretirement benefit plans (3)	(6)	(7)	(20)	(19)
Income taxes	—	—	—	—
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(6)	(7)	(20)	(19)

Reclassification of prior service credits into earnings from postretirement benefit plans (3)	(1)	(1)	(3)	(3)
Income taxes	—	—	—	—
Reclassification of prior service credits into earnings from postretirement benefit plans, net	(1)	(1)	(3)	(3)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	483	(42)	(235)	(1,023)

COMPREHENSIVE INCOME (LOSS)	$1,343	$(2,596)	$(9,125)	$(11,465)

(1) Amounts for cash flow hedges reclassified from accumulated other comprehensive income (loss) to net income (loss) were included in interest expense in the Company's Consolidated Condensed Statements of Operations.
(2) Amounts for dedesignated cash flow hedges reclassified from accumulated other comprehensive income (loss) to net income (loss) were included in other expense (income), net in the Company's Consolidated Condensed Statements of Operations.
(3) Amounts for postretirement plans reclassified from accumulated other comprehensive income (loss) to net loss were included in selling and administrative expenses in the Company's Consolidated Condensed Statements of Operations.

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    5

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Nine Months Ended
	September 26, 2020	September 28, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(8,687)	$(10,399)
Loss from discontinued operations	(203)	(43)
Net loss	(8,890)	(10,442)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,353	8,846
Provision for deferred income taxes	—	64
Net loss (gain) on property, plant and equipment disposals	(37)	106
Impairment of assets	—	3
Stock-based compensation expense	246	387
Bad debt expense	67	182
Changes in operating assets and liabilities:
Receivables	(1,647)	(2,620)
Inventories	8,567	6,688
Prepaids and other current assets	1,172	(1,970)
Accounts payable and accrued expenses	7,069	7,457
Other operating assets and liabilities	1,020	(701)
NET CASH PROVIDED BY OPERATING ACTIVITIES	15,920	8,000

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	40	9
Purchase of property, plant and equipment	(1,453)	(3,120)
NET CASH USED IN INVESTING ACTIVITIES	(1,413)	(3,111)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on revolving credit facility	(13,230)	(5,431)
Payments on notes payable - buildings	(208)	(5,371)
Borrowings on notes payable - equipment and other	—	1,379
Payments on notes payable - equipment and other	(1,827)	(2,770)
Payments on finance leases	(2,767)	(3,122)
Borrowings on finance leases	2,211	11,500
Change in outstanding checks in excess of cash	771	(784)
Repurchases of Common Stock	(207)	(12)
Payments for debt issuance costs	—	(277)
NET CASH USED IN FINANCING ACTIVITIES	(15,257)	(4,888)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(750)	1
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	769	18
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19	$19

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,810	$3,866
Interest paid for financing leases	1,067	1,039
Income taxes paid, net of tax refunds	(98)	110
Right-of-use assets obtained in exchange for new operating lease liabilities	653	402
Right-of-use assets obtained in exchange for new finance lease liabilities	—	52
Equipment purchased under notes payable	1,314	—
Accrued purchases of equipment	134	—

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    6

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(amounts in thousands, except share data)

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 28, 2019	$45,075	$2,510	$157,547	$(131,113)	$(808)	$73,211
Repurchases of Common Stock - 176,477 shares	(529)	—	325	—	—	(204)
Restricted stock grants issued - 131,867 shares	264	131	(395)	—	—	—
Stock-based compensation expense	—	—	93	—	—	93
Net loss	—	—	—	(2,689)	—	(2,689)
Other comprehensive loss	—	—	—	—	(937)	(937)
Balance at March 28, 2020	$44,810	$2,641	$157,570	$(133,802)	$(1,745)	$69,474
Repurchases of Common Stock - 3,460 shares	(10)	—	7	—	—	(3)
Stock-based compensation expense	—	—	80	—	—	80
Net loss	—	—	—	(7,060)	—	(7,060)
Other comprehensive income	—	—	—	—	219	219
Balance at June 27, 2020	$44,800	$2,641	$157,657	$(140,862)	$(1,526)	$62,710
Stock-based compensation expense	—	—	73	—	—	73
Net income	—	—	—	860	—	860
Other comprehensive income	—	—	—	—	483	483
Balance at September 26, 2020	$44,800	$2,641	$157,730	$(140,002)	$(1,043)	$64,126

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    7

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(amounts in thousands, except share data)

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 29, 2018	$46,568	$2,518	$156,390	$(146,384)	$(108)	$58,984
Repurchases of Common Stock - 11,299 shares	(34)	—	22	—	—	(12)
Restricted stock grants forfeited - 6,681 shares	(20)	—	9	—	—	(11)
Class B converted into Common Stock - 2,635 shares	8	(8)	—	—	—	—
Stock-based compensation expense	—	—	168	—	—	168
Net loss	—	—	—	(6,672)	—	(6,672)
Other comprehensive loss	—	—	—	—	(361)	(361)
Balance at March 30, 2019	$46,522	$2,510	$156,589	$(153,056)	$(469)	$52,096
Common Stock issued under Directors' Stock Plan - 29,001	87	—	(87)	—	—	—
Stock-based compensation expense	—	—	130	—	—	130
Net loss	—	—	—	(1,216)	—	(1,216)
Other comprehensive loss	—	—	—	—	(620)	(620)
Balance at June 29, 2019	$46,609	$2,510	$156,632	$(154,272)	$(1,089)	$50,390
Restricted stock grants forfeited - 11,103 shares	(34)	—	34	—	—	—
Stock-based compensation expense	—	—	100	—	—	100
Net loss	—	—	—	(2,554)	—	(2,554)
Other comprehensive loss	—	—	—	—	(42)	(42)
Balance at September 28, 2019	$46,575	$2,510	$156,766	$(156,826)	$(1,131)	$47,894

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    8

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements which do not include all the information and notes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Dixie Group, Inc.'s and its wholly-owned subsidiaries (the "Company") 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 28, 2019. Operating results for the three and nine month periods ended September 26, 2020 are not necessarily indicative of the results that may be expected for the entire 2020 year.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

of sale. The Company determined revenue recognition through the following steps:

•Identification of the contract with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, the performance obligation is satisfied

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue by end-user markets for the three and nine month periods ended September 26, 2020 and September 28, 2019:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Residential floorcovering products	$69,664	$67,849	$174,236	$204,367
Commercial floorcovering products	15,885	26,679	51,967	77,897
Other services	371	919	1,118	2,184
Total net sales	$85,920	$95,447	$227,321	$284,448

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The activity in the advanced deposits for the three and nine month periods ended September 26, 2020 and September 28, 2019 is as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Beginning contract liability	$4,564	$5,299	$4,685	$6,013
Revenue recognized from contract liabilities included in the beginning balance	(3,141)	(3,911)	(4,305)	(5,296)
Increases due to cash received, net of amounts recognized in revenue during the period	1,862	4,153	2,905	4,824
Ending contract liability	$3,285	$5,541	$3,285	$5,541
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

NOTE 4 - RECEIVABLES, NET

Receivables are summarized as follows:

	September 26, 2020	December 28, 2019
Customers, trade	$37,696	$34,285
Other receivables	1,221	3,115
Gross receivables	38,917	37,400
Less: allowance for doubtful accounts	(199)	(262)
Receivables, net	$38,718	$37,138

Bad debt expense (credit) was $(1) and $67 for the three and nine months ended September 26, 2020 and $51 and $182 for the three and nine months ended September 28, 2019.
Table of Contents    11

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 5 - INVENTORIES, NET

Inventories are summarized as follows:

	September 26, 2020	December 28, 2019
Raw materials	$29,707	$32,377
Work-in-process	14,218	18,642
Finished goods	61,457	64,978
Supplies and other	173	260
LIFO reserve	(18,613)	(20,748)
Inventories, net	$86,942	$95,509

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	September 26, 2020	December 28, 2019
Land and improvements	$3,422	$3,422
Buildings and improvements	51,479	51,432
Machinery and equipment	181,858	179,993
Assets under construction	1,466	1,459
	238,225	236,306
Accumulated depreciation	(178,074)	(170,864)
Property, plant and equipment, net	$60,151	$65,442

Depreciation of property, plant and equipment, including amounts for finance leases, totaled $2,705 and $8,189 in the three and nine months ended September 26, 2020 and $2,869 and $8,681 in the three and nine months ended September 28, 2019.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	September 26, 2020	December 28, 2019
Compensation and benefits	$9,729	$8,804
Provision for customer rebates, claims and allowances	8,053	7,682
Advanced customer deposits	3,285	4,685
Outstanding checks in excess of cash	771	—
Other	5,545	4,247
Accrued expenses	$27,383	$25,418

Table of Contents    12

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 8 - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products. Product warranty reserves are included in accrued expenses in the Company's Consolidated Condensed Balance Sheets. The following is a summary of the Company's product warranty activity:

	Three Months Ended			Nine Months Ended
	September 26, 2020	September 28, 2019		September 26, 2020	September 28, 2019
Product warranty reserve at beginning of period	$910	$1,082	R	$1,002	$1,069
Warranty liabilities accrued	165	260		608	1,403
Warranty liabilities settled	(128)	(323)		(663)	(1,414)
Changes for pre-existing warranty liabilities	—	—		—	(39)
Product warranty reserve at end of period	$947	$1,019		$947	$1,019

NOTE 9 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	September 26, 2020	December 28, 2019
Revolving credit facility	$46,465	$59,693
Notes payable - buildings	6,005	6,213
Notes payable - equipment and other	3,018	3,533
Finance lease - buildings	11,180	11,296
Finance lease obligations	7,746	8,187
Deferred financing costs, net	(427)	(571)
Total long-term debt	73,987	88,351
Less: current portion of long-term debt	5,724	6,684
Long-term debt	$68,263	$81,667

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

At the Company's election, advances of the revolving credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2 or 3 month periods, as selected by the Company, plus an applicable margin of 3.25%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate plus 1.00%, plus an applicable margin of 2.25%. The Company’s applicable margin has been amended to no longer be subject to average daily excess availability. The Company pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.375% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 7.58% at September 26, 2020 and 4.79% at December 28, 2019, respectively.

The revolving credit facility includes certain affirmative and negative covenants that impose restrictions on the Company's financial and business operations. The revolving credit facility restricts the Company's borrowing availability if its fixed charge coverage ratio is less than 1.1 to 1.0. During any period that the fixed charge coverage ratio is less than 1.1 to 1.0, the Company's borrowing availability is reduced by $12,500. Effective May 14, 2020, as part of the amendment, the Company’s availability block has been amended to $3,500. The availability block will increase to $5,000 on September 30, 2020.
Table of Contents    13

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

As of September 26, 2020, the unused borrowing availability under the revolving credit facility was $37,766; however, since the Company's fixed charge coverage ratio was less than 1.1 to 1.0, the unused availability accessible by the Company was $25,266 (the amount above $12,500) at September 26, 2020. Availability under the credit agreement will vary based on seasonal business factors and periodic changes to the qualified asset base, which consists of accounts receivable, inventories and fixed assets.

After the end of the quarter, the Company replaced its senior credit facility with Wells Fargo Capital Finance with a $75,000, senior secured Revolving Credit Facility with Fifth Third Bank National Association. As of October 30, 2020, availability under the new senior secured facility was $45,000. Additionally, the Company entered into two fixed asset loans in the combined principal amount of $25,000.

See note 23 for subsequent events related to the revolving credit facility and the fixed asset loans.

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

Notes Payable - Equipment and Other

The Company's equipment financing notes have terms ranging from 3 to 7 years, bear interest ranging from 1.60% to 7.00% and are due in monthly installments through their maturity dates. The Company's equipment financing notes are secured by the specific equipment financed and do not contain any financial covenants.

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

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	September 26, 2020	December 28, 2019
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$22,861	$24,835

Current portion of operating lease liabilities	Current portion of operating lease liabilities	3,287	3,172
Noncurrent portion of operating lease liabilities	Operating lease liabilities	20,191	22,123
Total operating lease liabilities		$23,478	$25,295

Finance Leases:
Finance lease right-of-use assets (1)	Property, plant, and equipment, net	$15,123	$15,152

Current portion of finance lease liabilities (1)	Current portion of long-term debt	3,842	4,011
Noncurrent portion of finance lease liabilities (1)	Long-term debt	15,084	15,472
		$18,926	$19,483
(1) Includes leases classified as failed sale-leaseback transactions.

Lease cost recognized in the consolidated condensed financial statements is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Operating lease cost	$1,275	$778	$3,874	$2,501

Finance lease cost:
Amortization of lease assets (1)	790	751	2,370	2,249
Interest on lease liabilities (1)	446	354	1,067	1,039
Total finance lease costs (1)	$1,236	$1,105	$3,437	$3,288
(1) Includes leases classified as failed sale-leaseback transactions.
Table of Contents    15

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Other supplemental information related to leases is summarized as follows:

	September 26, 2020	September 28, 2019
Weighted average remaining lease term (in years):
Operating leases	7.89	6.20
Finance leases (1)	11.71	11.80

Weighted average discount rate:
Operating leases	6.93%	8.51%
Finance leases (1)	9.08%	6.69%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,706	2,534
Operating cash flows from finance leases (1)	1,067	1,039
Financing cash flows from finance leases (1)	2,767	3,122
(1) Includes leases classified as failed sale-leaseback transactions.

The following table summarizes the Company's future minimum lease payments under non-cancellable contractual obligations for operating and financing liabilities as of September 26, 2020:

Fiscal Year	Operating Leases	Finance Leases
2020	1,246	1,405
2021	4,701	5,240
2022	4,188	2,887
2023	3,247	3,409
2024	2,940	1,045
Thereafter	14,529	16,039
Total future minimum lease payments (undiscounted)	30,851	30,025
Less: Present value discount	7,373	11,099
Total lease liability	23,478	18,926

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Condensed Balance Sheets as of September 26, 2020 and December 28, 2019:

	September 26, 2020	December 28, 2019	Fair Value Hierarchy Level
Liabilities:
Interest rate swaps (1)	$2,020	$1,653	Level 2

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

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	September 26, 2020		December 28, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$19	$19	$769	$769
Financial liabilities:
Long-term debt, including current portion	55,061	56,685	68,868	72,115
Finance leases, including current portion	18,926	20,054	19,483	20,361
Operating leases, including current portion	23,478	23,478	25,295	25,295
Interest rate swaps	2,020	2,020	1,653	1,653

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

The following is a summary of the Company's interest rate swaps outstanding as of September 26, 2020:

Type	Notional Amount		Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$25,000		September 1, 2016 through September 1, 2021	3.105%	1 Month LIBOR
Interest rate swap	$25,000	(1)	September 1, 2015 through September 1, 2021	3.304%	1 Month LIBOR
Interest rate swap	$5,900	(2)	November 7, 2014 through November 7, 2024	4.500%	1 Month LIBOR

(1) Management dedesignated $3,000 of the notional amount of the swap as it became probable that the forecasted transactions would no longer occur due to reductions of the Company's LIBOR debt. As a result of the future cash flows no longer being probable of occurring in the future, the Company has reclassified the associated accumulated other comprehensive loss into earnings.
(2) Interest rate swap notional amount amortizes by $35 monthly to maturity.

Table of Contents    17

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table summarizes the fair values of derivative instruments included in the Company's financial statements:

	Location on Consolidated Balance Sheets	Fair Value
		September 26, 2020	December 28, 2019
Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued expenses	$1,581	$841
Interest rate swaps, long-term portion	Other long-term liabilities	344	812

Derivatives not designated as hedging instruments:
Interest rate swaps, current portion	Accrued expenses	95	—

Total Liability Derivatives		$2,020	$1,653
See Note 23 - Subsequent Events for further information related to interest rate swap agreements.

The following tables summarize the pre-tax impact of derivative instruments on the Company's financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(25)	$(159)	$(1,300)	$(1,264)

	Amount of Gain (Loss) Reclassified from AOCIL on the effective portion into Earnings (1)(2)
	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(420)	$(125)	$(993)	$(263)
	Amount of Gain or (Loss) Recognized on the Dedesignated Portion in Income on Derivative (3)
	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(95)	$—	$(95)	$—

(1)The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's consolidated condensed financial statements.
(2)The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to September 26, 2020 is $1,485.
(3)The amount of gain (loss) recognized in income on the dedesignated portion of interest rate swaps is included in other income or other expense on the Company's Consolidated Condensed Statements of Operations.
Table of Contents    18

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 13 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers approximately 84% of the Company's current associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $92 and $95 for the three months ended September 26, 2020 and September 28, 2019, respectively, and $265 and $318 for the nine months ended September 26, 2020 and September 28, 2019, respectively.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers approximately 16% of the Company's current associates at one facility who are under a collective-bargaining agreement. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $26 and $32 for the three months ended September 26, 2020 and September 28, 2019, respectively, and $69 and $109 for the nine months ended September 26, 2020 and September 28, 2019, respectively.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations owed to participants under this plan were $15,838 at September 26, 2020 and $16,203 at December 28, 2019 and are included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $16,161 at September 26, 2020 and $16,500 at December 28, 2019 and is included in other assets in the Company's Consolidated Condensed Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. Expenses related to the multi-employer pension plan were $61 and $81 for the three months ended September 26, 2020 and September 28, 2019, respectively, and $194 and $251 for the six months ended September 26, 2020 and September 28, 2019, respectively. If the Company were to withdraw from the multi-employer plan, a withdrawal liability would be due, the amount of which would be determined by the plan. The withdrawal liability, as determined by the plan, would be a function of contribution rates, fund status, discount rates and various other factors at the time of any such withdrawal.

NOTE 14 - INCOME TAXES

The effective tax rate for the nine months ending September 26, 2020 was 0.00% compared with an effective tax rate of 0.20% for the nine months ending September 28, 2019. The Company maintains a full valuation allowance against the deferred tax assets resulting in only refundable credits and a small amount of state taxes being recognized in the tax expense for the first nine months of 2020. The Company is in a net deferred tax liability position of $91 at September 26, 2020 and December 28, 2019, respectively, which is included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $484 and $480 at September 26, 2020 and December 28, 2019, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of September 26, 2020 and December 28, 2019.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Basic earnings (loss) per share:
Income (loss) from continuing operations	$906	$(2,577)	$(8,687)	$(10,399)
Less: Allocation of earnings to participating securities	(27)	—	—	—
Loss from continuing operations available to common shareholders - basic	$879	$(2,577)	$(8,687)	$(10,399)
Basic weighted-average shares outstanding (1)	15,334	15,899	15,340	15,864
Basic earnings (loss) per share - continuing operations	$0.06	$(0.16)	$(0.57)	$(0.66)

Diluted earnings (loss) per share:
Loss from continuing operations available to common shareholders - basic	$879	$(2,577)	$(8,687)	$(10,399)
Add: Undistributed earnings reallocated to unvested shareholders	—	—	—	—
Loss from continuing operations available to common shareholders - basic	$879	$(2,577)	$(8,687)	$(10,399)
Basic weighted-average shares outstanding (1)	15,334	15,899	15,340	15,864
Effect of dilutive securities:
Stock options (2)	—	—	—	—
Directors' stock performance units (2)	120	—	—	—
Diluted weighted-average shares outstanding (1)(2)	15,454	15,899	15,340	15,864
Diluted earnings (loss) per share - continuing operations	$0.06	$(0.16)	$(0.57)	$(0.66)

(1)Includes Common and Class B Common shares, excluding unvested participating securities of 480 thousand as of September 26, 2020 and 461 thousand as of September 28, 2019.
(2)Shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded to the extent they are anti-dilutive. Aggregate shares excluded for the three and nine months ended September 26, 2020 were 166 thousand and 296 thousand, respectively, and for the three and nine months ended September 28, 2019 were 364 thousand.

Table of Contents    20

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 16 - STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Condensed Statements of Operations. The Company's stock compensation expense was $73 and $100 for the three months ended September 26, 2020 and September 28, 2019, respectively, and $246 and $387 for the nine months ended September 26, 2020 and September 28, 2019, respectively.

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

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive loss, net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 28, 2019	$(1,048)	$240	$(808)
Unrealized loss on interest rate swaps	(1,300)	—	(1,300)
Reclassification of loss into earnings from interest rate swaps, net of tax of $0	993	—	993
Reclassification of unrealized loss into earnings from dedesignated interest rate swaps, net of tax of $0	95	—	95
Reclassification of net actuarial gain into earnings from postretirement benefit plans	—	(20)	(20)
Reclassification of prior service credits into earnings from postretirement benefit plans	—	(3)	(3)
Balance at September 26, 2020	$(1,260)	$217	$(1,043)

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 19 - OTHER (INCOME) EXPENSE, NET

Other operating (income) expense, net is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Other operating (income) expense, net
(Gain) loss on property, plant and equipment disposals	$—	$45	$(37)	$106
Gain on currency exchanges	(62)	(27)	(37)	77
Retirement (income) expense	(21)	57	10	33
Miscellaneous income	(89)	(38)	(99)	(71)
Other operating (income) expense, net	$(172)	$37	$(163)	$145

Other expense (income), net is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Other expense (income), net:
Post-retirement income	$(3)	$(4)	(10)	(11)
Interest income	(1)	—	(3)	(38)
Loss recognized on the ineffective portion of interest rate swaps	95	—	95	—
Miscellaneous expense	1	—	3	7
Other expense (income), net	$92	$(4)	$85	$(42)

Table of Contents    23

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

2020 COVID-19 Continuity Plan

As the extent of the COVID-19 pandemic became apparent, the Company implemented a continuity plan to maintain the health and safety of associates, preserve cash, and minimize the impact on customers. The response has included restrictions on travel, implementation of telecommuting where appropriate and limiting contact and maintaining social distancing between associates and with customers. In line with demand, running schedules have been reduced for most facilities to one shift while simultaneously reducing inventories to align them with the lower customer demand. Cost reductions have been implemented including cutting non-essential expenditures, reducing capital expenditures, rotating layoffs and furloughs, selected job eliminations and temporary salary reductions. The Company has also deferred new product introductions and reduced sample and marketing expenses for 2020. Initiatives were taken with suppliers, lenders and landlords to extend payment terms in the second quarter for existing agreements. The Company is taking advantage of payment deferrals and credits related to payroll taxes under the CARES act as well as deferring payments into its defined contribution retirement plan.

Table of Contents    24

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Costs related to the facility consolidation plans are summarized as follows:

					As of September 26, 2020
	Accrued Balance at December 28, 2019	2020 Expenses To Date (1)	2020 Cash Payments	Accrued Balance at September 26, 2020	Total Costs Incurred To Date	Total Expected Costs
Corporate Office Consolidation Plan	$38	$5	$43	$—	$834	$834
Profit Improvement Plan	305	391	589	107	9,191	9,191
COVID-19 Continuity Plan	$—	$1,389	$1,231	$158	$1,389	$1,389	(2)
Total All Plans	$343	$1,785	$1,863	$265	$11,414	$11,414

Asset Impairments	$—	$—	$—	$—	$3,323	$3,323

	Accrued Balance at December 29, 2018	2019 Expenses To Date (1)	2019 Cash Payments	Accrued Balance at September 28, 2019
Corporate Office Consolidation Plan	$98	$11	$63	$46
Profit Improvement Plan	846	4,848	5,327	367
Totals	$944	$4,859	$5,390	$413

Asset Impairments	$—	$3	$—	$—

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

NOTE 21 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Workers' compensation (costs) credits from former textile operations	$(24)	$33	$(89)	$64
Environmental remediation costs from former textile operations	(22)	(10)	(114)	(107)
Income (loss) from discontinued operations, before taxes	$(46)	$23	$(203)	$(43)
Income tax benefit	—	—	—	—
Income (loss) from discontinued operations, net of tax	$(46)	$23	$(203)	$(43)

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

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $2,007 as of September 26, 2020 and $1,987 as of
December 28, 2019. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from the Company's estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

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

The Company purchases a portion of its product needs in the form of fiber, yarn and carpet from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of the Company. An affiliate of Mr. Shaw holds approximately 7.5% of the Company's Common Stock, which represents approximately 3.5% of the total vote of all classes of the Company's Common Stock. Engineered Floors is one of several suppliers of such materials to the Company. Total purchases from Engineered Floors during the three and nine months ended September 26, 2020 were approximately $1,225 and $3,494, respectively; or approximately 1.9% and 2.0%, respectively, of the Company's cost of goods sold. Total purchases from Engineered Floors during the three and nine months ended September 28, 2019 were approximately $1,837 and $4,870, respectively; or approximately 2.5% and 2.2%, respectively, of the Company's cost of goods sold. Purchases from Engineered Floors are based on market value negotiated prices. The Company has no contractual commitments with Mr. Shaw associated with its business relationship with Engineered Floors. Transactions with Engineered Floors are reviewed annually by the Company's board of directors.

The Company is a party to a ten-year lease with the Rothman Family Partnership to lease a facility as part of the Robertex acquisition in 2013. The controlling principle of the lessor was an associate of the Company until June 30, 2018. Rent paid to the lessor during the three and nine months ended September 26, 2020 was $73 and $216, respectively. Rent paid to the lessor during the three and nine months ended September 28, 2019 was $72 and $212, respectively. The lease was based on current market values for similar facilities.

NOTE 23 - SUBSEQUENT EVENTS

Effective September 30, 2020, subsequent to the end of the Company’s third fiscal quarter, the Company entered into the fifteenth amendment to its credit agreement with Wells Fargo Capital Finance. The Amendment extended the maturity date of the agreement until December 22, 2021. The Amendment also provided that the Company enter into two fixed asset loans by or before December 31, 2020, with the proceeds of such loans used to reduce obligations under the Credit Agreement, as well as providing for the current availability block to increase from $5,000 to $7,000 upon consummation of the permitted fixed asset loans.

Effective October 28, 2020, the Company entered into a $10,000 principal amount USDA Guaranteed term loan with AmeriState Bank as lender. The term of the loan is 25 years and bears interest at a minimum 5.00% rate or 4.00% above 5-year treasury, to be reset every 5 years at 3.5% above 5-year treasury. The loan is secured by a first mortgage on the Company’s Atmore, Alabama and Roanoke, Alabama facilities and requires certain compliance, affirmative, and financial covenants.

Effective October 29, 2020, the Company entered into a $15,000 principal amount USDA Guaranteed term loan with the Greater Nevada Credit Union as lender. The term of the loan is 10 years and bears interest at a minimum 5.00% rate or 4.00% above 5-year treasury, to be reset after 5 years at 3.5% above 5-year treasury. The loan is secured by a first lien on a substantial portion of the Company’s machinery and equipment and a second lien on the Company’s Atmore and Roanoke facilities. Payments on the loan are interest only over the first three years and principal and interest over the remaining seven years.

Effective October 30, 2020, the Company entered into a $75,000 Senior Secured Revolving Credit Facility with Fifth Third Bank National Association as lender. The loan is secured by a first priority security interest on all accounts receivable, cash, and inventory, and provides for borrowing limited by certain percentages of values of the accounts receivable and inventory. The agreement matures 5 years from the date of close. At the Company's election, the facility bears interest at annual rates at either LIBOR for 1, 2, or 3 month periods, as defined with a floor of 0.75% or published LIBOR, plus a margin between 1.5% to 2.0%, or Prime plus a margin between 0.5% to 1.0%. The agreement bears an unused line fee of 0.25%. The agreement is subject to customary terms and conditions and annual administrative fees with pricing varying based on excess availability and a fixed charge coverage ratio. The agreement is also subject to certain compliance, affirmative, and financial covenants. The Company is only subject to the financial covenants if borrowing availability is less than 12.5% of the availability, and remains until the availability is greater than 12.5% for 30 consecutive days. Effective as of October 30, 2020, the date of close, the Company's borrowing availability under the Senior Secured Revolving Facility was $45,000.

Table of Contents    25

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Effective October 30, 2020, the Company’s current Senior Secured Credit Facility with Wells Fargo Capital Finance, LLC was terminated and repaid, with the aforementioned subsequent new loans, by the Company upon notice to the lender in accordance with the terms of the facility.

On October 30, 2020, the Company terminated two interest rate swap agreements tied to its revolving line of credit. The cost to terminate the swap agreements was $1,400. At the end of the third quarter of 2020, the Company performed its retrospective and prospective effectiveness assessments of the interest rate swap agreements. Based upon the contractual obligation under the Company's credit agreement with its Senior Credit Facility to secure additional fixed asset borrowings, the Company could no longer assert that the cash flows for an additional $23,000 of notional amount of the interest rate swaps are probable. However, the Company could not establish that the future cash flows are probable to not occur and therefore has not reclassified the accumulated other comprehensive income. The Company included the $23,000 notional amount of swaps in the current portion of its derivatives liability in Note 12 as designated hedges for the reporting period as they were effective through the end of the period based upon the retrospective assessment.

On November 4, 2020, the Company’s Board of Directors approved the repurchase of up to $2,900 of the Company’s common stock. Such purchases would be under a Plan to be entered into on or after November 6, 2020, pursuant to Rule 10b5-1 of the Securities and Exchange act. Subject to the requirements of Rule 10b5-1, the repurchase plan would permit the purchase of up to $2,900 of the Company’s shares beginning as of November 11, 2020 and continuing until June 2021. It is intended that purchases would be conducted to come within Rule 10b-18 and would be managed by Raymond James & Associates. The plan may be amended or terminated at any time in accordance with the Rule.
Table of Contents    26

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

OVERVIEW

Our business consists principally of marketing, manufacturing and selling floorcovering products to high-end residential and commercial customers through our various sales forces and brands. We focus primarily on the upper end of the floorcovering market where we believe we have strong brands and competitive advantages with our style and design capabilities and customer relationships. Our Fabrica, Masland, and Dixie Home brands have a significant presence in the high-end residential floorcovering markets. Our Atlas | Masland Contract brand participates in the upper end specified commercial marketplace. Dixie International sells all of our brands outside of the North American market.
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
COVID-19 PANDEMIC
Beginning with the second week of March 2020, we started experiencing reduced volume as the result of the COVID-19 pandemic and related government restrictions. The sales decline continued into the second quarter through the third week of April after which we started to see a gradual and consistent improvement in sales through the end of the third quarter. Once the extent of the pandemic became apparent, we implemented our continuity plan to maintain the health and safety of our associates, preserve cash, and minimize the impact on our customers. We implemented cost reductions including cutting non-essential expenditures, reducing capital expenditures, rotating layoffs and furloughs, select job eliminations and temporary salary reductions. We also deferred new product introductions and reduced our sample and marketing expenses for 2020. We modified our senior credit facility to provide additional flexibility with regard to loan availability during this uncertain period.
The recovery of sales in the residential markets, that began in the second quarter of 2020, continued through the third quarter. Sales volume in the commercial markets have continued to be at lower levels. Many of the cost reductions implemented in the second quarter as part of our COVID-19 recovery plan have been made permanent even as sales volumes improve. As allowed under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, we deferred payment of certain payroll related taxes over the second and third quarter in the total amount of $1.8 million. We also believe we are eligible for certain employee retention credits as defined in the CARES Act but, due to uncertainties related to the CARES Act, we have deferred recognition of any such credits until further clarification is made available. Despite the improvement in sales activity, as we see a resurgence of cases of COVID-19 and as government authorities consider restoring restrictions that had been previously lifted, we cannot be certain as to any additional future impact of the COVID-19 crisis.
During the third quarter of 2020, our net sales decreased 10.0% compared with the third quarter of 2019. Our residential product sales were up 3% for the quarter as compared to the prior year while the industry, we believe, was up similarly in the lower single digits. Commercial product sales decreased 41% versus the prior year quarter while the industry, we believe, experienced a decrease of approximately 25%. Our hard surface product offerings had a year over year sales growth of 76% for the quarter and 59% on the year.

Table of Contents    27

RESULTS OF OPERATIONS

Three and Nine Months Ended September 26, 2020 Compared with the Three and Nine Months Ended September 28, 2019

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	74.1%	77.9%	76.5%	77.7%
Gross Profit	25.9%	22.1%	23.5%	22.3%
Selling and Administrative Expenses	22.5%	22.0%	24.7%	22.4%
Other Operating (Income) Expenses, Net	(0.2)%	—%	(0.1)%	0.1%
Facility Consolidation and Severance Expenses, Net	0.6%	1.1%	0.8%	1.7%
Operating Income (Loss)	3.0%	(1.0)%	(1.9)%	(1.9)%

Net Sales

Net sales for the quarter ended September 26, 2020 were $85.9 million, a decrease of 10.0% compared with net sales of $95.4 million for the year-earlier quarter. In the third quarter of 2020, net sales in our residential markets began recovering from the COVID-19 pandemic. Our commercial markets continue to experience reduced sales activity.

For the nine months ended September 26, 2020, net sales were $227.3 million, a 20.1% decrease compared with net sales of $284.4 million for the nine months ended September 28, 2019. The net sales results in the first nine months of 2020 were negatively impacted by the COVID-19 pandemic and related government restrictions, primarily concentrated within the period of April through June.

Gross Profit

Gross profit as a percentage of net sales was 25.9% in the third quarter of 2020 compared with 22.1% in the third quarter of 2019. The higher gross profit percentage in 2020 was driven by cost reductions in our manufacturing facilities as part of our Profit Improvement Plan, which was completed in the prior year, and our COVID-19 Continuity Plan.

Gross profit as a percentage of net sales improved by 1.2% in the first nine months of 2020 as compared to the first nine months of 2019. Cost reductions resulting from our Profit Improvement Plan, which was implemented in the prior year, and net expense reductions from the implementation of our COVID-19 Continuity Plan contributed to the improved gross profit margin. These cost savings were partially offset by under absorbed fixed costs due to reduced sales volume in the second and third quarter and cost related to the COVID-19 Recovery Plan.

Selling and Administrative Expenses

Selling and administrative expenses were $19.3 million in the third quarter of 2020 compared with $21.0 million in the year earlier period. Although sales in the third quarter of 2020 were significantly improved over the second quarter of 2020, many of the cost saving initiatives implemented as part of our response to the COVID-19 pandemic remained in place including savings from temporary and permanent headcount reductions, pay reductions and reduced travel. Despite the significantly lower year over year expenses, selling and administrative expenses as a percent of the lower net sales in the third quarter of 2020 were 22.5% as compared to 22.0% in the third quarter of 2019.

For the nine-month period ending September 26, 2020, selling and administrative expenses were $56.3 million compared to $63.8 million in the nine-month period ended September 28, 2019. The reduction in expenses for selling and administrative for
Table of Contents    28

the period was the result of cost cuts in response to the COVID-19 pandemic and cost reductions in place from the Profit Improvement Plan implemented in previous years.
Other Operating (Income) Expense, Net

Net other operating income, was $172 thousand in the third quarter of 2020 compared with net other operating expenses of $37 thousand in the third quarter of 2019. For the nine-month period ended September 26, 2020, other operating income was $163 thousand compared to an expense of $145 thousand in the nine-month period ended September 28, 2019. The expenses were primarily the result of net gains on currency exchange rate adjustments and other adjustments during the period.

Facility Consolidation and Severance Expenses, Net

Facility consolidation and severance expenses totaled $515 thousand in the third quarter of 2020 compared with expense of $1.0 million in the third quarter of 2019. The expenses in the third quarter of 2020 were comprised of costs related to our COVID-19 Continuity Plan including severance and financing related charges, as well as residual costs from our Profit Improvement Plan. Facility consolidation expenses recorded in the third quarter of 2019 were part of our Profit Improvement Plan and were primarily made up of workers' compensation related charges.

Operating Income (Loss)

We reported an operating profit of $2.6 million in the third quarter of 2020 compared with an operating loss of $1.0 million in the third quarter of 2019. Net expense reductions resulting from our Profit Improvement Plan and our COVID-19 Continuity Plan contributed to a higher gross margin and lower selling and administrative expenses. Facility and consolidation expenses related to the COVID-19 Continuity Plan were $515 thousand in the third quarter of 2019 compared to facility and consolidation expenses for the third quarter of 2019, related to the Profit Improvement Plan, of $1.0 million.

Interest Expense

Interest expense decreased $87 thousand in the third quarter of 2020 compared with the third quarter of 2019. Interest expense for the nine months ended September 26, 2020 was $881k lower than the nine-month period ended September 28, 2019. The reduction is the result of generally lower interest rates and lower levels of debt in 2020.

Income Tax Provision (Benefit)

We recorded an income tax provision of $4 thousand in the third quarter of 2020. The adjustment required in the third quarter of 2019 was an income tax benefit of $109 thousand.

The effective tax rate for the nine months ending September 26, 2020 was 0.00% compared with an effective tax rate of 0.20% for the nine months ending September 28, 2019. The Company maintains a full valuation allowance against the deferred tax assets resulting in only refundable credits and a small amount of state taxes being recognized in the tax expense for the first nine months of 2020. The Company is in a net deferred tax liability position of $91 at September 26, 2020 and December 28, 2019, respectively, which is included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $484 and $480 at September 26, 2020 and December 28, 2019, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of September 26, 2020 and December 28, 2019.

Table of Contents    29

Net Income (Loss)

Continuing operations reflected income of $906 thousand, or $0.06 per diluted share, in the third quarter of 2020 compared with a loss of $2.6 million, or $0.16 per diluted share, in the same period in 2019. Discontinued operations reflected a loss of $46 thousand, or $0.00 per diluted share, in the third quarter of 2020 compared with an income of $23 thousand, or $0.00 per diluted share, in the same period in 2019. Including discontinued operations, the Company had a net income of $860 thousand, or $0.06 per diluted share, in the third quarter of 2020 compared with a net loss of $2.6 million, or $0.16 per diluted share, in the third quarter of 2019.

For the nine months ended September 26, 2020, we had a loss from continuing operations of $8.7 million or $0.57 per diluted share compared with a loss of $10.4 million or $0.66 per diluted share in the nine month period ended September 28, 2019. The loss from discontinued operations was $203 thousand or .01 per diluted share for the nine month period ended September 26, 2020 compared to a loss of $43 thousand or $0.00 per diluted share in the nine month period ended September 28, 2019. The net loss including discontinued operations for the nine month period ended September 26, 2020 was $8.9 million or $0.58 per diluted share compared with a loss of $10.4 million or $0.66 per diluted share in the nine month period ended September 28, 2019.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 26, 2020, cash provided by operations was $15.9 million. Accounts receivable increased $1.6 million from the seasonally low 2019 fiscal year end accounts receivable balance. The increase in accounts receivable at September 2020 quarter end reflects the increased sales volume after the initial impact of the COVID-19 pandemic. Planning and production strategies resulted in a decrease in Inventories of $8.6 million. Accounts payable and accrued expenses increased $7.1 million primarily driven by accruals for raw material purchases in order to replenish inventory to meet the growing demand.
Purchases of capital assets for the nine months ended September 26, 2020 resulted in a $1.4 million cash out flow to the business. Depreciation and amortization for the nine months ended September 26, 2020 were $8.4 million. We expect capital expenditures to be approximately $3.5 million in 2020 while depreciation and amortization is expected to be approximately $10.6 million. Planned capital expenditures in 2020 are primarily for new equipment.

During the nine months ended September 26, 2020, cash used in financing activities was $15.3 million. We had net payments on our revolving credit facility of $13.2 million and payments on notes payable and financing leases of $4.8 million. Borrowings under finance leases were $2.2 million related to manufacturing equipment.

At the onset of the COVID-19 Pandemic, management closely evaluated our liquidity needs. We modified our senior credit facility to provide additional flexibility with regard to loan availability during this uncertain period (Amendment 14 to our senior secured credit agreement). This amendment to our senior credit facility increased our borrowing costs slightly and reduced the size of the lending facility to better fit our reduced borrowing base as we continue to reduce our inventories to improve liquidity. To remain in compliance with the loan as amended, we were required to secure an additional fixed asset loan from an unrelated lender. The date by which such additional financing was required to be obtained was extended by agreement with our senior lender to October 31, 2020. As of September 26, 2020 availability under the facility with Wells Fargo Capital Finance was $25.3 million.

After the end of the quarter, the Company replaced its senior credit facility with Wells Fargo Capital Finance with a $75 million, senior secured Revolving Credit Facility with Fifth Third Bank National Association. As of October 30, 2020, availability under the new senior secured facility was $45 million. Additionally, the Company entered into two fixed asset loans in the combined principal amount of $25 million.

We believe, after having reviewed various financial scenarios, our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements under current operating conditions. We cannot predict, and are unable to know, the long-term impact of the COVID-19 pandemic and the related economic consequences or how these events may affect our future liquidity. As noted above and in Footnote 23, availability under the new Senior Secured Revolving Credit Facility on October 30, 2020 was $45.0 million.

Significant additional cash expenditures above our normal liquidity requirements, significant deterioration in economic conditions or continued operating losses could affect our business and require supplemental financing or other funding sources. There can be no assurance that such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us.

Table of Contents    30

Contractual Obligations

The following table summarizes our future minimum payments under contractual obligations as of September 26, 2020.

	Future Undiscounted Payments Due by Period
	(dollars in millions)
	2020	2021	2022	2023	2024	Thereafter	Total
Debt	$0.4	$48.5	$1.3	$0.7	$4.6	$—	$55.5
Interest - debt (1)	—	0.1	0.1	—	—	—	0.2
Finance leases	1.0	3.6	1.6	2.4	0.3	10.0	18.9
Interest - finance leases	0.4	1.6	1.3	1.0	0.7	6.1	11.1
Operating leases	0.8	3.2	2.9	2.2	2.0	12.3	23.4
Interest - operating leases	0.4	1.5	1.3	1.0	0.9	2.3	7.4
Purchase commitments	0.5	—	—	—	—	—	0.5
Totals	3.5	58.5	8.5	7.3	8.5	30.7	$117

(1) Interest rates used for variable rate debt were those in effect at September 26, 2020

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

Although the Company could have an exposure to interest rate risk related to its floating rate debt, there was no floating rate debt outstanding as of September 26, 2020.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 26, 2020, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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
Table of Contents    31

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

Table of Contents    32

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

Table of Contents    33

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

Table of Contents    34

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
Table of Contents    35

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

Table of Contents    36

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

Various federal, state and local environmental laws govern the use of our current and former facilities. These laws govern such matters as:

•Discharge to air and water;
•Handling and disposal of solid and hazardous substances and waste, and
•Remediation of contamination from releases of hazardous substances in our facilities and off-site disposal locations.

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

Table of Contents    37

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

The following table provides information regarding our repurchases of our Common Stock Shares during the three months ended September 26, 2020:

Fiscal Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
August 1, 2020	—	$—	—
August 29, 2020	—	—	—
September 26, 2020	—	—	—
Three Months Ended September 26, 2020	—	$—	—	$4,878,000

The company has discontinued its stock repurchase program as announced and implemented in the fourth quarter of 2019.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits
(a.)Exhibits

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
101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document
Table of Contents    38

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIXIE GROUP, INC.
(Registrant)

Date: November 6, 2020	By: /s/ Allen L. Danzey
Allen L. Danzey Vice President and Chief Financial Officer

Table of Contents    39