Form 10-K
period 2020-12-26
DIXIE GROUP INC
filed 2021-03-10
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2020
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

Large accelerated filer ☐    Accelerated filer ☐        Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 27, 2020 (the last business day of the registrant's most recently completed fiscal second quarter) was $10,862,025. The aggregate market value was computed by reference to the closing price of the Common Stock on such date. In making this calculation, the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding Common Stock, and no other persons, are affiliates. No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of February 25, 2021
Common Stock, $3.00 Par Value	14,557,435	shares
Class B Common Stock, $3.00 Par Value	880,313	shares
Class C Common Stock, $3.00 Par Value	0	shares

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the following document are incorporated by reference:
Proxy Statement of the registrant for annual meeting of shareholders to be held May 5, 2021 (Part III).
Table of Contents    1

THE DIXIE GROUP, INC.

Index to Annual Report
on Form 10-K for
Year Ended December 26, 2020

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

PART I.

Item 1.    BUSINESS

General

Our business consists principally of marketing, manufacturing and selling floorcovering products to high-end residential and commercial customers through our various sales forces and brands. We focus exclusively on the upper-end of the floorcovering market where we believe we have strong brands and competitive advantages with our style and design capabilities and customer relationships. Our Fabrica, Masland, and Dixie Home brands have a significant presence in the high-end residential floorcovering markets. Our AtlasMasland brand participates in the upper-end specified commercial marketplace. Dixie International sells all of our brands outside of the North American market.

Our business is primarily concentrated in areas of the soft floorcovering markets which include broadloom carpet, carpet tiles and rugs.  However, over the past few years, there has been a significant shift in the flooring marketplace as hard surface products have grown at a rate much faster than soft surface products. We have responded to this accelerated shift to hard surface flooring by launching several initiatives in both our residential and commercial brands. Our commercial business offers luxury vinyl flooring (“LVF”) products under the Calibré brand in the commercial markets. Within the residential markets we launched TRUCOR™ and TRUCOR Prime™ offering LVF products. In 2020, we experienced significant growth in sales of our TRUCOR™ family of products and our Fabrica Wood program. We continue to innovate in our soft floorcovering residential markets with a new tufting technology, “TECHnique”, which is being showcased in our Masland and Fabrica lines. TECHnique delivers beautiful patterns through precise yarn placement and control at each needle. In the soft floorcovering commercial market, we have made our unique Sustaina™ backing the standard in our modular carpet tile offerings. The Sustaina™ modular tile backing system, with its very high recycled content, is an environmentally conscious PVC and polyurethane free cushion modular carpet tile backing.

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

AtlasMasland is our combined brand of the former Atlas Carpet Mills and Masland Contract. We strategically re-aligned our business in 2018 by merging the two brands into one cohesive operating unit with a broader array of products but a single management, marketing, back office, manufacturing and sales structure to serve the specified commercial marketplace. Its commercial products are marketed to the architectural and specified design community and directly to commercial end users, as
Table of Contents    4

well as to consumers through specialty floorcovering retailers. AtlasMasland also sells to the hospitality market with both custom designed and running line products. Utilizing computerized yarn placement technology, as well as offerings utilizing our state of the art Infinity tufting technology, this brand provides excellent service and design flexibility to the hospitality market serving upper-end hotels, conference centers and senior living markets. Its broadloom, rug product and luxury vinyl flooring offerings are designed for the interior designer in the upper-end of the hospitality market who appreciates sophisticated texture, color and patterns with excellent service. AtlasMasland has strong brand recognition within the upper-end contract market, and competes through innovative styling, color, patterns, quality and service.

Industry

We are a flooring manufacturer in an industry composed of a wide variety of companies from small privately held firms to large multinationals. In 2019, according to the most recent information available, the U.S. floorcovering industry reported $27.6 billion in sales, up approximately 1.1% over 2018's sales of $27.3 billion. In 2019, the primary categories of flooring in the U.S., based on sales dollars, were carpet and rug (41%), luxury vinyl flooring (LVF) (17%), ceramic tile (14%), wood (13%), stone (6%), vinyl (5%), and laminate and other (4%). In 2019, the primary categories of flooring in the U.S., based on square feet, were carpet and rug (46%), luxury vinyl flooring (LVF) (17%), ceramic tile (14%), vinyl (9%), wood (7%), laminate (4%), and stone and other (3%). Each of these categories is influenced by the residential construction, commercial construction, and residential remodeling markets. These markets are influenced by many factors including consumer confidence, spending for durable goods, turnover in housing and the overall strength of the economy.

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

We believe the principal competitive factors in our primary floorcovering markets are styling, color, product design, quality and service. In the high-end residential and commercial markets, we compete with various other floorcovering suppliers. Nevertheless, we believe we have competitive advantages in several areas. We have an attractive portfolio of brands that we believe are well known, highly regarded by customers and complementary; by being differentiated, we offer meaningful alternatives to the discriminating customer. We believe our investment in new yarns and innovative tufting and dyeing technologies, strengthens our ability to offer product differentiation to our customers. In addition, we have established longstanding relationships with key suppliers for which we utilize both branded yarns and luxury vinyl flooring, and significant customers in most of our markets. Finally, our reputation for innovative design excellence and our experienced management team enhance our competitive position. See "Risk Factors" in Item 1A of this report.

Backlog

Sales order backlog is not material to understanding our business, due to relatively short lead times for order fulfillment in the markets for the vast majority of our products.

Trademarks

Our floorcovering businesses own a variety of trademarks under which our products are marketed.  Among such trademarks, the names "Fabrica", "Masland", "Dixie Home", "Atlas|Masland” and "Masland Hospitality" are of greatest importance to our business. We believe that we have taken adequate steps to protect our interest in all significant trademarks.

Table of Contents    5

Customer and Product Concentration

As a percentage of our net sales, one customer, a mass merchant, accounted for approximately 7% in 2020, 11% in 2019, and 13% in 2018 and as a percentage of our customer's trade accounts receivable, accounted for approximately 20% in 2020 and 18% in 2019. No other customer was more than 10 percent of our sales during the periods presented. During 2020, sales to our top ten customers accounted for approximately 10% of our sales and our top 20 customers accounted for approximately 12% of our sales. We do not make a material amount of sales in foreign countries.

We do not have any single class of products that accounts for more than 10% of our sales. However, sales of our floorcovering products may be classified by significant end-user markets into which we sell, and such information for the past three years is summarized as follows:

	2020	2019	2018
Residential floorcovering products	79%	72%	72%
Commercial floorcovering products	21%	28%	28%

Seasonality

Our sales historically have normally reached their lowest level in the first quarter, with the remaining sales being distributed relatively equally among the second, third and fourth quarters. During 2020, primarily as a result of the COVID-19 pandemic, our sales reached their lowest level in the second quarter (approximately 19% of our annual sales) with the remaining sales being distributed relatively equally among the first, third and fourth quarters. Working capital requirements have normally reached their highest levels in the third and fourth quarters of the year.

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

Raw Materials

Our primary raw material is continuous filament yarn. Nylon is the primary yarn we utilize and, to a lesser extent, wool and polyester yarn is used. Additionally, we utilize polypropylene carpet backing, latex, dyes and chemicals, and man-made topical applications in the construction of our products. Our synthetic yarns are purchased primarily from domestic fiber suppliers and wool is purchased from a number of international sources. Our other raw materials are purchased primarily from domestic suppliers, although the majority of our luxury vinyl tile is sourced outside the United States. Where possible, we pass raw material price increases through to our customers; however, there can be no assurance that price increases can be passed through to customers and that increases in raw material prices will not have an adverse effect on our profitability. See "Risk Factors” in Item 1A of this report. We purchase a significant portion of our primary raw material (nylon yarn) from one supplier. We believe there are other sources of nylon yarn; however, an unanticipated termination or interruption of our supply arrangements could adversely affect our supplies of raw materials and could have a material effect on our operations. See "Risk Factors” in Item 1A of this report.

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

At December 26, 2020, we employed 1,441 associates in our operations.

Table of Contents    6

Available Information

Our internet address is www.thedixiegroup.com. We make the following reports filed by us with the Securities and Exchange Commission available, free of charge, on our website under the heading "Investor Relations":

1.annual reports on Form 10-K;
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

Our financial condition and results or operations have been and will likely continue to be adversely impacted by the COVID-19 pandemic and the related downturn in economic conditions.

The COVID-19 pandemic continues to impact areas where we operate and sell our products and services. The COVID-19 outbreak in the second quarter of 2020 had a material adverse effect on our ability to operate and our results of operations as public health organizations recommended, and many governments implemented, measures to slow and limit the transmission of the virus, including shelter in place and social distancing ordinances. Although many areas have lifted or reduced the impact of such orders, the continuing spread of the virus may necessitate a return of such restrictive, preventive measures which may have a material adverse effect on our business for an indefinite period of time, such as the potential shut down of certain locations, decreased employee availability, disruptions to the businesses of our selling channel partners, and others. Our suppliers and customers may also face these and other challenges, which could lead to a disruption in our supply chain as well as decreased construction and renovation spending and consumer demand for our products and services. These issues may also materially affect our current and future access to sources of liquidity, particularly our cash flows from operations, and access to financing. The long-term economic impact and near-term financial impacts of the COVID-19 pandemic, including but not limited to, potential near term or long-term risk of asset impairment, restructuring, and other charges, cannot be reliably quantified or estimated at this time due to the uncertainty of future developments.

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

Table of Contents    7

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

Table of Contents    8

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
Table of Contents    9

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

Table of Contents    10

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

Item 1B.UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

The following table lists our facilities according to location, type of operation and approximate total floor space as of February 25, 2021:

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
Table of Contents    11

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and offices held by the executive officers of the registrant as of February 25, 2021, are listed below along with their business experience during the past five years.

Name, Age and Position	Business Experience During Past Five Years

Daniel K. Frierson, 79 Chairman of the Board, and Chief Executive Officer, Director	Director since 1973, Chairman of the Board since 1987 and Chief Executive Officer since 1980. He is the Chairman of the Company's Executive Committee. He is past Chairman of The Carpet and Rug Institute. He serves as Director of Astec Industries, Inc. headquartered in Chattanooga, Tennessee.

D. Kennedy Frierson, Jr., 53 Vice President and Chief Operating Officer, Director	Director since 2012 and Vice President and Chief Operating Officer since August 2009. Vice President and President Masland Residential from February 2006 to July 2009. President Masland Residential from December 2005 to January 2006. Executive Vice President and General Manager, Dixie Home, 2003 to 2005. Business Unit Manager, Bretlin, 2002 to 2003.

Allen L. Danzey, 51 Chief Financial Officer	Chief Financial Officer since January 2020. Director of Accounting from May 2018 to December 2019. Commercial Division Controller from July 2009 to May 2018. Residential Division Controller and Senior Accountant from February 2005 to July 2009.

Thomas M. Nuckols, 53 Vice President and President, Dixie Residential	Vice President and President of Dixie Residential since November 2017. Executive Vice President, Dixie Residential from February 2017 to November 2017. Dupont/Invista, from 1989 to 2017, Senior Director of Mill Sales and Product Strategy from 2015 to 2017.

W. Derek Davis, 70 Vice President, Human Resources and Corporate Secretary	Vice President of Human Resources since January 1991 and Corporate Secretary since January 2016. Corporate Employee Relations Director, 1988 to 1991.

The executive officers of the registrant are generally elected annually by the Board of Directors at its first meeting held after each annual meeting of our shareholders.

Table of Contents    13

PART II.

Item 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades on the NASDAQ Global Market under the symbol DXYN. No market exists for our Class B Common Stock.

As of February 25, 2021, the total number of holders of our Common Stock was approximately 3,900 including an estimated 3,200 shareholders who hold our Common Stock in nominee names. The total number of holders of our Class B Common Stock was 10.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Fiscal Month Ending	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
October 31, 2020	—		$—	—
November 28, 2020	375,938	*	1.88	375,938
December 26, 2020	—		—	—
Three Fiscal Months Ended December 26, 2020	375,938		$1.88	375,938	$2,186,275

*On November 4, 2020, the Company’s Board of Directors approved the repurchase of up to $2.9 million of the Company’s common stock. Such purchases would be under a Plan to be entered into on or after November 6, 2020, pursuant to Rule 10b5-1 of the Securities and Exchange act. Subject to the requirements of Rule 10b5-1, the repurchase plan would permit the purchase of up to $2.9 million of the Company’s shares beginning as of November 11, 2020 and continuing until June 2021. It is intended that purchases would be conducted to come within Rule 10b-18 and would be managed by Raymond James & Associates. The plan may be amended or terminated at any time in accordance with the Rule.

Quarterly Financial Data, Dividends and Price Range of Common Stock

Following are quarterly financial data, dividends and price range of Common Stock for the four quarterly periods in the years ended December 26, 2020 and December 28, 2019. Due to rounding, the totals of the quarterly information for each of the years reflected below may not necessarily equal the annual totals. There is a restriction on the payment of dividends under our revolving credit facility and we have not paid any dividends in the years ended December 26, 2020 and December 28, 2019.
Table of Contents    14

THE DIXIE GROUP, INC.
QUARTERLY FINANCIAL DATA, DIVIDENDS AND PRICE RANGE OF COMMON STOCK
(unaudited) (dollars in thousands, except per share data)
2020	1ST	2ND	3RD	4TH
Net sales	$80,578	$60,824	$85,920	$88,618
Gross profit	18,993	12,244	22,241	22,978
Operating income (loss)	(1,336)	(5,625)	2,563	1,479
Income (loss) from continuing operations	(2,613)	(6,979)	906	(401)
Income (loss) from discontinued operations	(76)	(81)	(46)	83
Net income (loss)	$(2,689)	$(7,060)	$860	$(318)
Basic earnings (loss) per share:
Continuing operations	$(0.17)	$(0.46)	$0.06	$(0.03)
Discontinued operations	(0.01)	(0.01)	0.00	0.01
Net income (loss)	$(0.18)	$(0.47)	$0.06	$(0.02)
Diluted earnings (loss) per share:
Continuing operations	$(0.17)	$(0.46)	$0.06	$(0.03)
Discontinued operations	(0.01)	(0.01)	0.00	0.01
Net income (loss)	$(0.18)	$(0.47)	$0.06	$(0.02)

Common Stock Prices:
High	$1.60	$1.04	$1.34	$2.92
Low	0.53	0.55	0.76	0.77

2019	1ST	2ND	3RD	4TH
Net sales	$88,606	$100,394	$95,447	$90,135
Gross profit	18,919	23,493	21,074	22,719
Operating loss	(4,863)	574	(1,042)	26,680
Loss from continuing operations	(6,641)	(1,181)	(2,577)	26,018
Income (loss) from discontinued operations	(31)	(35)	23	(305)
Net loss	$(6,672)	$(1,216)	$(2,554)	$25,713
Basic earnings (loss) per share:
Continuing operations	$(0.42)	$(0.07)	$(0.16)	$1.61
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.02)
Net loss	$(0.42)	$(0.07)	$(0.16)	$1.59
Diluted earnings (loss) per share:
Continuing operations	$(0.42)	$(0.07)	$(0.16)	$1.60
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.02)
Net loss	$(0.42)	$(0.07)	$(0.16)	$1.58

Common Stock Prices:
High	$1.47	$0.97	$1.50	$2.09
Low	0.70	0.34	0.51	1.04

Table of Contents    15

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

In accordance with SEC rules, set forth below is a line graph comparing the yearly change in the cumulative total shareholder return on our Common Stock against the total return of the Standard & Poor's Small Cap 600 Stock Index, plus both the Dow Jones US Furnishings Index and the Dow Jones US Building Materials & Fixtures Index, in each case for the five year period ended December 31, 2020. The comparison assumes that $100.00 was invested on December 31, 2015, in our Common Stock, the S&P Small Cap 600 Index, and each of the two Peer Groups, and assumes the reinvestment of dividends.

The foregoing shareholder performance presentation shall not be deemed "soliciting material" or to be "filed" with the Commission subject to Regulation 14A, or subject to the liabilities of Section 18 of the Exchange Act.

Table of Contents    16

Item 6.SELECTED FINANCIAL DATA

The Dixie Group, Inc.
Historical Summary
(dollars in thousands, except share and per share data)

FISCAL YEARS	2020 (1)	2019 (2)	2018 (3)	2017 (4)	2016 (5)
OPERATIONS
Net sales	$315,939	$374,582	$405,033	$412,462	$397,453
Gross profit	76,456	86,205	86,991	101,213	95,425
Operating income (loss)	(2,919)	21,349	(15,816)	3,947	(3,436)
Income (loss) from continuing operations before taxes	(9,400)	14,962	(22,310)	(1,813)	(8,829)
Income tax provision (benefit)	(312)	(657)	(831)	7,509	(3,622)
Income (loss) from continuing operations	(9,088)	15,619	(21,479)	(9,322)	(5,207)
Depreciation and amortization	10,746	11,440	12,653	12,947	13,515
Dividends	—	—	—	—	—
Capital expenditures	1,760	4,235	4,052	12,724	4,904
Assets purchased under capital leases & notes, including deposits utilized and accrued purchases	1,314	240	389	859	427
FINANCIAL POSITION
Total assets	$232,868	$247,659	$252,778	$283,907	268,987*
Working capital	78,869	88,237	96,534	105,113	81,727
Long-term debt	72,041	81,667	120,251	123,446	98,256
Stockholders' equity	63,791	73,211	58,984	79,263	87,122
PER SHARE
Income (loss) from continuing operations:
Basic	$(0.59)	$0.96	$(1.36)	$(0.59)	$(0.33)
Diluted	(0.59)	0.95	(1.36)	(0.59)	(0.33)
Dividends:
Common Stock	—	—	—	—	—
Class B Common Stock	—	—	—	—	—
Book value	4.13	4.62	3.60	4.91	5.40
GENERAL
Weighted-average common shares outstanding:
Basic	15,315,713	15,821,574	15,763,890	15,698,915	15,638,112
Diluted	15,315,713	15,925,822	15,763,890	15,698,915	15,638,112
Number of shareholders (7)	3,900	2,800	2,800	2,800	3,000
Number of associates	1,441	1,526	1,646	1,930	1,746
*These periods do not have prior period adoption adjustment or the right to return asset for the ASC 606 adoption.

(1)Includes expenses of $3,752 for facility consolidation and severance expenses in 2020.
(2)2019 results include expenses of $5,019 for facility consolidation and severance expenses and a gain of $25,121 for the sale of the Susan Street facility, see Note 20.
(3)2018 results include expenses of $3,167 for facility consolidation and severance expenses and $6,709 for the impairment of tangible and intangible assets.
(4)Includes expenses of $636 for facility consolidation and severance expenses in 2017.
(5)Includes expenses of $1,456, or $859 net of tax, for facility consolidation expenses in 2016.
(6)The approximate number of record holders of our Common Stock for 2016 through 2020 includes Management's estimate of shareholders who held our Common Stock in nominee names as follows:  2016 - 2,600 shareholders; 2017 - 2,400 shareholders; 2018 - 2,400 shareholders; 2019 - 2,400 shareholders; 2020 - 3,200 shareholders.

Table of Contents    17

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report.

OVERVIEW

Our business consists principally of marketing, manufacturing and selling floorcovering products to high-end residential and commercial customers through our various sales forces and brands. We focus primarily on the upper end of the floorcovering market where we believe we have strong brands and competitive advantages with our style and design capabilities and customer relationships. Our Fabrica, Masland, and Dixie Home brands have a significant presence in the high-end residential floorcovering markets. Our AtlasMasland brand participates in the upper end specified commercial marketplace. Dixie International sells all of our brands outside of the North American market.

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

COVID-19 PANDEMIC

Beginning with the second week of March 2020, we started experiencing reduced volume as the result of the COVID-19 pandemic and related government restrictions. The sales decline continued into the second quarter through the third week of April after which we started to see a gradual and consistent improvement in sales through the end of the the year. Once the extent of the pandemic became apparent, we implemented our continuity plan to maintain the health and safety of our associates, preserve cash, and minimize the impact on our customers. We implemented cost reductions including cutting nonessential expenditures, reducing capital expenditures, rotating layoffs and furloughs, select job eliminations and temporary salary reductions. We also deferred new product introductions and reduced our sample and marketing expenses for 2020. We pursued and closed on financing initiatives that increased our borrowing availability and strengthened our financial position.

The recovery of sales in the residential markets, that began in the second quarter of 2020, continued through the end of the year. Sales volume in the commercial markets have continued to be at lower levels. Many of the cost reductions implemented in the second quarter as part of our COVID-19 recovery plan have been made permanent even as sales volumes improve. As allowed under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, we deferred payment of certain payroll related taxes over the second and third quarter in the total amount of $1.8 million. We also recognized a credit of $2.1 million in the fourth quarter of 2020 related to certain employee retention credits as defined in the CARES Act. Despite the improvement in sales activity, as cases of COVID-19 continue to be reported and as government authorities consider necessary safety measures, we cannot be certain as to any additional future impact of the COVID-19 crisis.

During 2020, our net sales decreased 15.7% compared with net sales in 2019. Sales of residential products decreased 7.0% in 2020 versus 2019. Residential soft surface sales were down 13.6% in 2020 as compared to 2019, while, we estimate, the industry was down in the mid single digits. Our residential soft surface sales in 2020 were negatively impacted by a change in emphasis to hard surfaces by certain mass merchant customers. Residential hard surface sales increased by 77% in 2020 relative to sales in 2019. Despite recent slow activity, we anticipate the residential housing market will have steady but moderate growth over the next several years. Commercial product sales decreased 37.0% during 2020. Soft surface sales of commercial products were down 37.5%, while, we believe, the industry was down in the low twenty percentile. Commercial markets did not recover from the impact of the pandemic as many customers in the hospitality and restaurant industries continue to be severely impacted. Customers in corporate environments where many employees are working remotely have delayed projects. We anticipate the commercial market to remain relatively flat in 2021.
For the year ended December 26, 2020, we had an operating loss of $2.9 million compared with an operating income of $21.3 million in 2019. In 2019, we recorded a $25.1 million gain on the sale of our building in Santa Ana, California. Without this gain on sale we had an operating loss of $3.8 million. Gross profit as a percent of sales improved year over year despite the reduced sales volume in 2020 and the resulting under absorbed manufacturing costs. This was primarily the result of operating improvements related to the Profit Improvement Plan (the "Plan") that was fully implemented in 2019. We also reduced plant running schedules in 2020 to reduce inventories to a more appropriate level and implemented temporary and permanent cost reductions in response to the COVID 19 pandemic and the resulting reduction in volume.

Table of Contents    18

RESULTS OF OPERATIONS

Fiscal Year Ended December 26, 2020 Compared with Fiscal Year Ended December 28, 2019

	Fiscal Year Ended (amounts in thousands)
	December 26, 2020	% of Net Sales	December 28, 2019	% of Net Sales	Increase (Decrease)	% Change
Net sales	$315,939	100.0%	$374,582	100.0%	$(58,643)	(15.7)%
Cost of sales	239,483	75.8%	288,377	77.0%	(48,894)	(17.0)%
Gross profit	76,456	24.2%	86,205	23.0%	(9,749)	(11.3)%
Selling and administrative expenses	75,731	24.0%	83,825	22.4%	(8,094)	(9.7)%
Other operating (income) expense, net	(108)	—%	(23,988)	(6.4)%	23,880	(99.5)%
Facility consolidation and severance expenses, net	3,752	1.2%	5,019	1.3%	(1,267)	(25.2)%
Operating income (loss)	(2,919)	(1.0)%	21,349	5.7%	(24,268)	(113.7)%
Interest expense	5,803	1.8%	6,444	1.7%	(641)	(9.9)%
Other (income) expense, net	678	0.2%	(57)	—%	735	(1,289.5)%
Income (loss) before taxes	(9,400)	(3.0)%	14,962	4.0%	(24,362)	(162.8)%
Income tax benefit	(312)	(0.1)%	(657)	(0.2)%	345	(52.5)%
Income (loss) from continuing operations	(9,088)	(2.9)%	15,619	4.2%	(24,707)	(158.2)%
Loss from discontinued operations	(120)	—%	(348)	(0.1)%	228	(65.5)%
Net income (loss)	$(9,208)	(2.9)%	$15,271	4.1%	$(24,479)	(160.3)%

Net Sales. Net sales for the year ended December 26, 2020 were $315.9 million compared with $374.6 in the year-earlier period, a decrease of 15.7% for the year-over-year comparison. Sales of residential floorcovering products were down 7.0% and sales of commercial floorcovering products decreased 37.0%. Net sales in our residential markets have begun to recover from the COVID-19 pandemic but our commercial markets continue to experience reduced sales activity.

Gross Profit. Gross profit, as a percentage of net sales, increased 1.2 percentage points in 2020 compared with 2019. Cost reductions resulting from our Profit Improvement Plan, which was implemented in the prior year, and net expense reductions from the implementation of our COVID-19 Continuity Plan contributed to the improved gross profit margin. These cost savings were partially offset by under absorbed fixed costs due to reduced sales volume after the first quarter and costs related to the COVID-19 Recovery Plan.

Selling and Administrative Expenses. Selling and administrative expenses were $75.7 million in 2020 compared with $83.8 million in 2019, but higher as a percentage of the lower sales volume. Selling and administrative expenses as a percent of the net sales for 2020 and 2019 were 24.0% and 22.4% respectively. The reduction in expenses for selling and administrative expenses in 2020 was the result of cost cuts in response to the COVID-19 pandemic and cost reductions in place from the Profit Improvement Plan implemented in previous years.

Other Operating (Income) Expense, Net. Net other operating (income) expense was income of $108 thousand in 2020 compared with income of $24.0 million in 2019. In 2020, the income was primarily the result of net gains on currency exchange rate adjustments. In 2019, we recognized a $25.1 million gain on the sale of our facility in Santa Ana, California.

Facility Consolidation and Severance Expenses, Net. Facility consolidation expenses were $3.8 million in 2020 compared with $5.0 million in the year-earlier period. The facility consolidation expenses incurred during 2020 were primarily related to our COVID-19 Continuity Plan including severance and financing related charges, as well as residual costs from our Profit Improvement Plan including adjustments for workers' compensation related charges. The expenses in 2019 were primarily related to the Profit Improvement Plan.

Operating Income (Loss). The operating loss in 2020 was $2.9 million compared to income of $21.3 million in 2019. The 2019 income was heavily driven by the gain of $25.1 million on the sale of our Santa Ana facility. Adjusted for this transaction, the 2019 operating loss would have been $3.8 million. The 2020 operating loss was the result of lower sales volume and the related under absorbed fixed costs as well as $3.8 million in restructuring expenses primarily related to COVID recovery. These negative impacts were mitigated by higher gross profit margins as a result of cost reductions related to our Profit Improvement Plan from prior years and our current year COVID recovery initiatives.

Interest Expense. Interest expense of $5.8 million in 2020 was a reduction of $641 thousand from $6.4 million incurred in 2019. The reduction is the result of generally lower interest rates and lower levels of debt in 2020 offset by financing costs and
Table of Contents    19

adjustments to other comprehensive income as a result of financing initiatives in the fourth quarter and elimination of related swap agreements.

Income Tax Benefit. Our effective income tax rate was a benefit of 3.32% in 2020. The benefit relates to certain federal and state credits and also includes a benefit for the termination of certain derivative contracts for which there existed stranded tax effects within other comprehensive income (loss). In 2020, we increased our valuation allowance by $2.1 million related to our net deferred tax asset and specific state net operating loss and state tax credit carryforwards.

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

Net (Income) Loss. Continuing operations reflected a loss of $9.1 million, or $0.59 per diluted share in 2020, compared with income from continuing operations of $15.6 million, or $0.95 per diluted share in 2019. Our discontinued operations reflected a loss of $120 thousand, or $0.01 per diluted share in 2020 compared with a loss of $348 thousand, or $0.02 per diluted share in 2019. Including discontinued operations, we had a net loss of $9.2 million, or $0.60 per diluted share, in 2020 compared with a net income of $15.3 million, or $0.93 per diluted share, in 2019.

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

Other Operating (Income) Expense, Net. Net other operating (income) expense was income of $24.0 million in 2019 compared with expense of $458 thousand in 2018. In 2019 we recognized a gain of $25.1 million for the sale of our Susan Street manufacturing facility in Santa Ana, California.

Facility Consolidation and Severance Expenses, Net. Facility consolidation expenses were $5.0 million in 2019 compared with $3.2 million in the year-earlier period. Facility consolidation expenses increased in 2019 as we completed our Profit
Table of Contents    20

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

Operating Income (Loss). Operations reflected operating income of $21.3 million in 2019 compared with an operating loss of $15.8 million in 2018. The operating results for 2019 were heavily impacted by the $25.1 million gain on the sale of our building in Santa Ana, California. This gain was partially offset by lower gross profit as a result of lower sales volume and expenses related to the Profit Improvement Plan.

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

Net (Income) Loss. Continuing operations reflected income of $15.6 million, or $.95 per diluted share in 2019, compared with a loss from continuing operations of $21.5 million, or $1.36 per diluted share in 2018. Our discontinued operations reflected a loss of $348 thousand, or $0.02 per diluted share in 2019 compared with income of $95 thousand, or $0.01 per diluted share in 2018. Including discontinued operations, we had a net income of $15.3 million, or $0.96 per diluted share, in 2019 compared with a net loss of $21.4 million, or $1.35 per diluted share, in 2018.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 26, 2020, cash provided by operations was $13.5 million driven by reductions in inventory of $10.1 million and increases in accounts payable and other accrued expenses of $1.4 million. The reduction in inventories was the result of operational efficiencies. The increase in accounts payable and accrued expenses was primarily driven by accruals for raw material purchases in order to replenish inventory to meet the growing demand.

Capital expenditures were eliminated or postponed after the onset of the COVID 19 pandemic. Capital asset acquisitions for the year ended December 26, 2020 were $1.8 million. Depreciation and amortization for the year ended December 26, 2020 were $10.7 million. We expect capital expenditures to be approximately $5.0 million in 2021 while depreciation and amortization is expected to be approximately $10.1 million. Planned capital expenditures in 2021 are primarily for new equipment.

During the year ended December 26, 2020, cash used in financing activities was $10.7 million. We had net payments of $31.3 million on the revolving credit facility. Borrowings on notes payable net of payments increased cash by $23.7 million and finance leases were reduced by payments, net of borrowings, of $2.5 million. The balance in amount of checks outstanding in excess of cash at year end 2020 increased from prior year resulting in a cash inflow of $2.1 million.

During the fourth quarter of 2020, the Company replaced its senior credit facility with Wells Fargo Capital Finance with a $75 million, senior secured Revolving Credit Facility with Fifth Third Bank National Association. As of December 26, 2020, availability under the new senior secured facility was $43.3 million. Additionally, the Company entered into two fixed asset loans in the combined principal amount of $25 million.

We believe our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements under current operating conditions. We cannot predict, and are unable to know, the long-term impact of the COVID-19 pandemic and the related economic consequences or how these events may affect our future liquidity. As noted above and in Footnote 10, availability under the new Senior Secured Revolving Credit Facility on December 26, 2020 was $43.3 million. Significant additional cash expenditures above our normal liquidity requirements, significant deterioration in economic conditions or continued operating losses could affect our business and require supplemental financing or other funding sources. There can be no assurance that such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us.

Table of Contents    21

Debt Facilities

Revolving Credit Facility. During the fourth quarter, we entered into a $75.0 million Senior Secured Revolving Credit Facility with Fifth Third Bank National Association as lender. The loan is secured by a first priority security interest on all accounts receivable, cash, and inventory, and provides for borrowing limited by certain percentages of values of the accounts receivable and inventory. The revolving credit facility matures on October 30, 2025.

At our election, advances of the revolving credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, or 3 month periods, as defined with a floor or 0.75% or published LIBOR, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate plus an applicable margin ranging between 0.50% and 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. As of December 26, 2020, the applicable margin on our revolving credit facility was 1.75%. We pay an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.25% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 2.68% at December 26, 2020 and 4.79% at December 28, 2019.

The agreement is subject to customary terms and conditions and annual administrative fees with pricing varying on excess availability and a fixed charge coverage ratio. The agreement is also subject to certain compliance, affirmative, and financial covenants. We are only subject to the financial covenants if borrowing availability is less than 12.5% of the availability, and remains until the availability is greater than 12.5% for thirty consecutive days. As of December 26, 2020, the unused borrowing availability under the revolving credit facility was $43,344.

Effective October 30, 2020, our previous Senior Secured Credit Facility with Wells Fargo Capital Finance, LLC was terminated and repaid, with the subsequent new loans, by us upon notice to the lender in accordance with the terms of the facility.

Term Loans. Effective October 28, 2020, we entered into a $10.0 million principal amount USDA Guaranteed term loan with AmeriState Bank as lender. The term of the loan is 25 years and bears interest at a minimum 5.00% rate or 4.00% above 5-year treasury, to be reset every 5 years at 3.5% above 5-year treasury. The loan is secured by a first mortgage on our Atmore, Alabama and Roanoke, Alabama facilities and requires certain compliance, affirmative, and financial covenants.

Effective October 29, 2020, we entered into a $15.0 million principal amount USDA Guaranteed term loan with the Greater Nevada Credit Union as lender. The term of the loan is 10 years and bears interest at a minimum 5.00% rate or 4.00% above 5- year treasury, to be reset after 5 years at 3.5% above 5-year treasury. The loan is secured by a first lien on a substantial portion of the Company’s machinery and equipment and a second lien on our Atmore and Roanoke facilities. Payments on the loan are interest only over the first three years and principal and interest over the remaining seven years.

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

Finance Lease - Buildings. On January 14, 2019, we entered into a purchase and sale agreement (the “Purchase and Sale Agreement”) with Saraland Industrial, LLC, an Alabama limited liability company (the “Purchaser”). Pursuant to the terms of the Purchase and Sale Agreement, we sold our Saraland facility, and approximately 17.12 acres of surrounding property located in Saraland, Alabama (the “Property”) to the Purchaser for a purchase price of $11,500. Concurrent with the sale of the Property, we and the Purchaser entered into a twenty-year lease agreement (the “Lease Agreement”), whereby we will lease back the Property at an annual rental rate of $977, subject to annual rent increases of 1.25%. Under the Lease Agreement, we have two (2) consecutive options to extend the term of the Lease by ten years for each such option. This transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded 90% of its fair value. We recorded a liability for the amounts received, will continue to depreciate the asset, and have imputed an interest rate so that the net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term. Concurrently with the sale, we paid off the approximately $5,000 mortgage on the property to First Tennessee Bank National Association and terminated the related fixed interest rate swap agreement.

Finance Lease Obligations. Our finance lease obligations have terms ranging from 3 to 6 years and are due in monthly or quarterly installments through their maturity dates. Our finance lease obligations are secured by the specific equipment leased. (See Note 11 to our Consolidated Financial Statements).

Table of Contents    22

Contractual Obligations

The following table summarizes our future minimum payments under contractual obligations as of December 26, 2020:

	Payments Due By Period
	(dollars in millions)
	2021	2022	2023	2024	2025	Thereafter	Total
Debt	$3.3	$1.5	$1.3	$6.6	$30.5	$19.9	$63.1
Interest - debt (1)	1.4	1.3	1.2	1.1	1.1	6.7	12.8
Finance leases	2.8	1.5	2.3	0.3	0.4	9.6	16.9
Interest - finance leases	1.5	1.3	1.1	0.7	0.7	5.3	10.6
Operating leases	3.3	3.0	2.2	2.0	2.2	10.0	22.7
Interest - operating leases	1.5	1.2	1.1	0.9	0.8	1.5	7.0
Purchase commitments	0.6	—	—	—	—	—	0.6
Totals	$14.4	$9.8	$9.2	$11.6	$35.7	$53.0	$133.7

(1) Interest rates used for variable rate debt were those in effect at December 26, 2020.

Stock-Based Awards

We recognize compensation expense related to share-based stock awards based on the fair value of the equity instrument over the period of vesting for the individual stock awards that were granted. At December 26, 2020, the total unrecognized compensation expense related to unvested restricted stock awards was $705 thousand with a weighted-average vesting period of 10.3 years. At December 26, 2020, the total unrecognized compensation expense related to Directors' Stock Performance Units was $5 thousand with a weighted-average vesting period of 0.3 years. At December 26, 2020, there was no unrecognized compensation expense related to unvested stock options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at December 26, 2020 or December 28, 2019.

Income Tax Considerations

In the tax year ended December 26, 2020 we increased our valuation allowances by $2.1 million related to our net deferred tax asset and specific state net operating loss and state credit carryforwards.

During 2021 and 2022, we do not anticipate any cash outlays for income taxes to exceed $500 thousand. This is due to tax loss carryforwards and tax credit carryforwards that will be used to partially offset taxable income. At December 26, 2020, we were in a net deferred tax liability position of $91 thousand.

Discontinued Operations - Environmental Contingencies

We have reserves for environmental obligations established at five previously owned sites that were associated with our discontinued textile businesses. We have a reserve of $1.9 million for environmental liabilities at these sites as of December 26, 2020. The liability established represents our best estimate of loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from our estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

Fair Value of Financial Instruments

At December 26, 2020, we had no assets or liabilities measured at fair value that fall under a level 3 classification in the hierarchy (those subject to significant management judgment or estimation).

Certain Related Party Transactions

We were a party to a 5-year lease with the seller of Atlas Carpet Mills, Inc. to lease three manufacturing facilities as part of the acquisition in 2014. The lessor was controlled by an associate of our Company. Rent paid to the lessor during 2019 and 2018 was $497 thousand and $1.0 million, respectively. The lease was based on current market values for similar facilities. These leases terminated as of September, 2019.

Table of Contents    23

We purchase a portion of our product needs in the form of fiber, yarn and carpet from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of our Company. An affiliate of Mr. Shaw holds approximately 7.7% of our Common Stock, which represents approximately 3.5% of the total vote of all classes of our Common Stock. Engineered Floors is one of several suppliers of such materials to us. Total purchases from Engineered Floors for 2020, 2019, and 2018 were approximately $4.5 million, $5.9 million and $8.2 million, respectively; or approximately 1.9%, 2.1%, and 2.6% of our cost of goods sold in 2020, 2019, and 2018, respectively. Purchases from Engineered Floors are based on market value, negotiated prices. We have no contractual commitments with Mr. Shaw associated with our business relationship with Engineered Floors. Transactions with Engineered Floors are reviewed annually by our board of directors.

We are a party to a ten-year lease with the Rothman Family Partnership to lease a facility as part of the Robertex acquisition in 2013. The controlling principal of the lessor was an associate of our Company until June 30, 2018. Rent paid to the lessor during 2020, 2019, and 2018 was $289 thousand, $284 thousand, and $278 thousand, respectively. The lease was based on current market values for similar facilities.

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements of this Form 10-K for a discussion of new accounting pronouncements which is incorporated herein by reference.

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

•Revenue recognition. We derive our revenues primarily from the sale of floorcovering products and processing services. Revenues are recognized when control of these products or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products and services. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Shipping and handling fees charged to customers are reported within revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. We do not have any significant financing components as payment is received at or shortly after the point of sale. We determine revenue recognition through the following steps:

▪Identification of the contract with a customer
▪Identification of the performance obligations in the contract
▪Determination of the transaction price
▪Allocation of the transaction price to the performance obligations in the contract
▪Recognition of revenue when, or as, the performance obligation is satisfied

•Variable Consideration. The nature of our business gives rise to variable consideration, including rebates, allowances, and returns that generally decrease the transaction price, which reduces revenue. These variable amounts are generally credited to the customer, based on achieving certain levels of sales activity, product returns, or price concessions.

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

•Customer claims and product warranties. We generally provide product warranties related to manufacturing defects and specific performance standards for our products for a period of up to two years. We accrue for estimated future assurance warranty costs in the period in which the sale is recorded. The costs are included in Cost of Sales in the Consolidated Statements of Operations and the product warranty reserve is included in accrued expenses in the Consolidated Balance Sheets. We calculate our accrual using the portfolio approach based upon historical experience and known trends. We do not provide an additional service-type warranty.

Table of Contents    24

•Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out method (LIFO), which generally matches current costs of inventory sold with current revenues, for substantially all inventories. Reserves are also established to adjust inventories that are off-quality, aged or obsolete to their estimated net realizable value. Additionally, rates of recoverability per unit of off-quality, aged or obsolete inventory are estimated based on historical rates of recoverability and other known conditions or circumstances that may affect future recoverability. Actual results could differ from assumptions used to value our inventory.

•Goodwill. Goodwill is tested annually for impairment during the fourth quarter or earlier if significant events or substantive changes in circumstances occur that may indicate that goodwill may not be recoverable. The goodwill impairment tests are based on determining the fair value of the specified reporting units based on management judgments and assumptions using the discounted cash flows and comparable company market valuation approaches. We have identified our reporting unit as our floorcovering business for the purposes of allocating goodwill and assessing impairments. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about sales growth rates, operating margins, the weighted average cost of capital (“WACC”), synergies from the viewpoint of a market participant and comparable company market multiples. When developing these key judgments and assumptions, we consider economic, operational and market conditions that could impact the fair value of the reporting unit. However, estimates are inherently uncertain and represent only management’s reasonable expectations regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. We performed our annual assessment of goodwill in the fourth quarter of 2018 and an impairment was indicated. In accordance with the results of our testing, the goodwill was considered impaired and the asset was removed and a corresponding expense was recorded for asset impairment on the Consolidated Statements of Operations. (See Note 7 to our Consolidated Financial Statements)

•Self-insured accruals. We estimate costs required to settle claims related to our self-insured medical, dental and workers' compensation plans. These estimates include costs to settle known claims, as well as incurred and unreported claims. The estimated costs of known and unreported claims are based on historical experience. Actual results could differ from assumptions used to estimate these accruals.

•Income taxes. Our effective tax rate is based on income, statutory tax rates and tax planning opportunities available in the jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in a future period. We evaluate the recoverability of these future tax benefits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely on estimates, including business forecasts and other projections of financial results over an extended period of time. In the event that we are not able to realize all or a portion of our deferred tax assets in the future, a valuation allowance is provided. We recognize such amounts through a charge to income in the period in which that determination is made or when tax law changes are enacted. We had valuation allowances of $15.4 million at December 26, 2020 and $13.3 million at December 28, 2019. At December 26, 2020, we were in a net deferred tax liability position of $91 thousand. For further information regarding our valuation allowances, see Note 15 to the Consolidated Financial Statements.

•Loss contingencies. We routinely assess our exposure related to legal matters, environmental matters, product liabilities or any other claims against our assets that may arise in the normal course of business. If we determine that it is probable a loss has been incurred, the amount of the loss, or an amount within the range of loss, that can be reasonably estimated will be recorded.

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

At December 26, 2020, $53,322, or approximately 68% of our total debt, was subject to floating interest rates. A one-hundred basis point fluctuation in the variable interest rates applicable to this floating rate debt would have an annual pre-tax impact of approximately $395. Included in the $53,322, is the amount outstanding for the term loans of $24,970. Both loans are currently set to bear interest of 5% for five years. Every five years, these rates will be reset to reflect the then current 5-year treasury rate plus a margin. See Note 10 for further discussion of these loans.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary financial information required by ITEM 302 of Regulation S-K is included in PART II, ITEM 5 of this report and the Financial Statements are included in a separate section of this report.
Table of Contents    25

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 26, 2020, the date of the financial statements included in this Form 10-K (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Our management report on internal control over financial reporting is contained in Item 15(a)(1) of this report.

Item 9B.OTHER INFORMATION

None.
Table of Contents    26

PART III.

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled "Information about Nominees for Director" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 5, 2021 are incorporated herein by reference. Information regarding the executive officers of the registrant is presented in PART I of this report.

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

Audit Committee

We have a standing audit committee.  At December 26, 2020, members of our audit committee are Michael L. Owens, Chairman, William F. Blue, Jr., Charles E. Brock, Lowry F. Kline, and Hilda S. Murray.

Item 11.EXECUTIVE COMPENSATION

The sections entitled "Compensation Discussion and Analysis", "Executive Compensation Information" and "Director Compensation" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 5, 2021 are incorporated herein by reference.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled "Principal Shareholders", as well as the beneficial ownership table (and accompanying notes), in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 5, 2021 are incorporated herein by reference.

Equity Compensation Plan Information as of December 26, 2020

The following table sets forth information as to our equity compensation plans as of the end of the 2020 fiscal year:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of the outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans approved by security holders	281,320	(1)	$4.35	(2)	609,453

(1)Includes the options to purchase 151,000 shares of Common Stock under our 2016 Incentive Compensation Plan and 130,320 Performance Units issued under the 2016 Incentive Compensation Plan, each unit being equivalent to one share of Common Stock. Does not include shares of Common Stock issued but not vested pursuant to outstanding restricted stock awards.
(2)Includes the aggregate weighted-average of (i) the exercise price per share for outstanding options to purchase 151,000 shares of Common Stock under our 2016 Incentive Compensation Plan and (ii) the price per share of the Common Stock on the grant date for each of 130,320 Performance Units issued under the 2016 Incentive Compensation Plan (each unit equivalent to one share of Common Stock).

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled "Certain Transactions Between the Company and Directors and Officers" and "Independent Directors" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 5, 2021 are incorporated herein by reference.

Item 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled "Audit Fees Discussion" in the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held May 5, 2021 is incorporated herein by reference.
Table of Contents    27

PART IV.

Item 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements - The response to this portion of Item 15 is submitted as a separate section of this report.
(2) Financial Statement Schedules - The response to this portion of Item 15 is submitted as a separate section of this report.
(3) Exhibits - Please refer to the Exhibit Index which is attached hereto.

(b)Exhibits - The response to this portion of Item 15 is submitted as a separate section of this report.  See Item 15(a)(3) above.

(c)Financial Statement Schedules - The response to this portion of Item 15 is submitted as a separate section of this report. See Item 15(a)(2).

Item 16. FORM 10-K SUMMARY

None.

Table of Contents    28

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2021	The Dixie Group, Inc.

/s/ DANIEL K. FRIERSON
By: Daniel K. Frierson
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DANIEL K. FRIERSON	Chairman of the Board, Director and Chief Executive Officer	March 10, 2021
Daniel K. Frierson

/s/ ALLEN L. DANZEY	Vice President, Chief Financial Officer	March 10, 2021
Allen L. Danzey

/s/ D. KENNEDY FRIERSON, JR.	Vice President, Chief Operating Officer and Director	March 10, 2021
D. Kennedy Frierson, Jr.

/s/ WILLIAM F. BLUE, JR.	Director	March 10, 2021
William F. Blue, Jr.

/s/ CHARLES E. BROCK	Director	March 10, 2021
Charles E. Brock

/s/ LOWRY F. KLINE	Director	March 10, 2021
Lowry F. Kline

/s/ HILDA S. MURRAY	Director	March 10, 2021
Hilda S. Murray

/s/ MICHAEL L. OWENS	Director	March 10, 2021
Michael L. Owens

Table of Contents    29

ANNUAL REPORT ON FORM 10-K

ITEM 8 AND ITEM 15(a)(1) AND ITEM 15(a)(2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULES

YEAR ENDED DECEMBER 26, 2020

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

Management, including our principal executive officer and principal financial officer, has used the criteria set forth in the report entitled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to evaluate the effectiveness of its internal control over financial reporting. Management has concluded that its internal control over financial reporting was effective as of December 26, 2020, based on those criteria.

/s/ Daniel K. Frierson
Chairman of the Board and
Chief Executive Officer

/s/ Allen L. Danzey
Chief Financial Officer

Table of Contents    32

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors of The Dixie Group, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Dixie Group, Inc. (the "Company") as of December 26, 2020 and December 28, 2019, the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the three years ended December 26, 2020, and the related notes and schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2020 and December 28, 2019, and the results of its operations and its cash flows for each of the three years ended December 26, 2020, in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter – LIFO Reserve
As disclosed in Notes 1 and 5 to the consolidated financial statements, the Company recognizes its inventory using the last-in, first-out (“LIFO”) method, which requires a reserve to adjust the historical cost carrying value to the lower of LIFO or market. As of December 26, 2020, the LIFO reserve was approximately $18,511,000. There is inherent complexity in the accounting for the LIFO reserve including complex calculations based on inventory pools, changes in those pools, and lower of cost or market adjustments.

We identified the LIFO reserve as a critical audit matter. The principal considerations for that determination included the complexity of the calculations, the judgment required for market adjustments, and the nature and extent of audit effort required to address the matter.

Our audit procedures to test the appropriateness of the valuation of inventory included, among others:
•We tested whether the underlying data used as key inputs in the Company’s LIFO reserve were consistent with gross inventory. This included reconciling the inventory used for the LIFO reserve to the inventory subledger.
•We independently recalculated management’s LIFO pool calculation, including pool increases or inventory liquidations.
•We tested the aggregation of the pools used to arrive at the LIFO reserve, and considered whether methodologies were consistently applied, or that changes, if any, were in accordance with U.S. GAAP.
•We tested the completeness of the LIFO reserve by evaluating whether all appropriate inventory items were included in the LIFO reserve calculation and in the appropriate category.
•We tested that the associated lower of cost or market adjustments were in accordance with U.S. GAAP for a sample of inventory items.

/s/ Dixon Hughes Goodman LLP

We have served as the Company's auditor since 2013.

Atlanta, Georgia
March 10, 2021

Table of Contents    33

THE DIXIE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 26, 2020	December 28, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,920	$769
Receivables, net	37,716	37,138
Inventories, net	85,399	95,509
Prepaid expenses	8,296	6,179
TOTAL CURRENT ASSETS	133,331	139,595

PROPERTY, PLANT AND EQUIPMENT, NET	57,904	65,442
OPERATING LEASE RIGHT-OF-USE ASSETS	22,074	24,835
OTHER ASSETS	19,559	17,787
TOTAL ASSETS	$232,868	$247,659

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$19,058	$16,084
Accrued expenses	25,965	25,418
Current portion of long-term debt	6,116	6,684
Current portion of operating lease liabilities	3,323	3,172
TOTAL CURRENT LIABILITIES	54,462	51,358

LONG-TERM DEBT, NET	72,041	81,667
OPERATING LEASE LIABILITIES	19,404	22,123
OTHER LONG-TERM LIABILITIES	23,170	19,300
TOTAL LIABILITIES	169,077	174,448

COMMITMENTS AND CONTINGENCIES (See Note 19)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 14,557,435 shares for 2020 and 15,025,087 shares for 2019	43,672	45,075
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 880,313 shares for 2020 and 836,669 shares for 2019	2,641	2,510
Additional paid-in capital	158,329	157,547
Accumulated deficit	(140,321)	(131,113)
Accumulated other comprehensive income (loss)	(530)	(808)
TOTAL STOCKHOLDERS' EQUITY	63,791	73,211
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$232,868	$247,659

See accompanying notes to the consolidated financial statements.
Table of Contents    34

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018
NET SALES	$315,939	$374,582	$405,033
Cost of sales	239,483	288,377	318,042
GROSS PROFIT	76,456	86,205	86,991

Selling and administrative expenses	75,731	83,825	92,473
Other operating (income) expense, net	(108)	(23,988)	458
Facility consolidation and severance expenses, net	3,752	5,019	3,167
Impairment of assets	—	—	6,709
OPERATING INCOME (LOSS)	(2,919)	21,349	(15,816)

Interest expense	5,803	6,444	6,491
Other (income) expense, net	678	(57)	3
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(9,400)	14,962	(22,310)
Income tax provision (benefit)	(312)	(657)	(831)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(9,088)	15,619	(21,479)
Income (loss) from discontinued operations, net of tax	(120)	(348)	95
NET INCOME (LOSS)	$(9,208)	$15,271	$(21,384)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.59)	$0.96	$(1.36)
Discontinued operations	(0.01)	(0.02)	0.01
Net income (loss)	$(0.60)	$0.94	$(1.35)

BASIC SHARES OUTSTANDING	15,316	15,822	15,764

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.59)	$0.95	$(1.36)
Discontinued operations	(0.01)	(0.02)	0.01
Net income (loss)	$(0.60)	$0.93	$(1.35)

DILUTED SHARES OUTSTANDING	15,316	15,926	15,764

DIVIDENDS PER SHARE:
Common Stock	$—	$—	$—
Class B Common Stock	—	—	—

See accompanying notes to the consolidated financial statements.
Table of Contents    35

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018
NET INCOME (LOSS)	$(9,208)	$15,271	$(21,384)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on interest rate swaps	(1,316)	(1,109)	531
Income taxes	—	—	—
Unrealized gain (loss) on interest rate swaps, net	(1,316)	(1,109)	531

Reclassification of loss into earnings from interest rate swaps (1)	1,967	454	673
Income taxes	343	10	—
Reclassification of loss into earnings from interest rate swaps, net	1,624	444	673

Unrecognized net actuarial gain (loss) on postretirement benefit plans	—	(6)	18
Income taxes	—	—	—
Unrecognized net actuarial gain (loss) on postretirement benefit plans, net	—	(6)	18

Reclassification of net actuarial gain into earnings from postretirement benefit plans (2)	(27)	(27)	(27)
Income taxes	—	—	—
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(27)	(27)	(27)

Reclassification of prior service credits into earnings from postretirement benefit plans (2)	(3)	(2)	(4)
Income taxes	—	—	—
Reclassification of prior service credits into earnings from postretirement benefit plans, net	(3)	(2)	(4)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	278	(700)	1,191

COMPREHENSIVE INCOME (LOSS)	$(8,930)	$14,571	$(20,193)

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

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$(9,088)	$15,619	$(21,479)
Income (loss) from discontinued operations	(120)	(348)	95
Net income (loss)	(9,208)	15,271	(21,384)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	10,746	11,440	12,653
Benefit for deferred income taxes	(343)	(487)	(537)
Net loss (gain) on property, plant and equipment disposals	41	(25,281)	(1,047)
Impairment of assets	—	—	1,164
Impairment of goodwill and intangibles	—	—	5,545
Stock-based compensation (credit) expense	431	483	(29)
Bad debt expense	90	240	163
Write-off of deferred financing costs	157	—	—
Changes in operating assets and liabilities:
Receivables	(668)	5,164	3,775
Inventories	10,110	9,686	8,462
Prepaids and other current assets	(2,117)	(975)	(535)
Accounts payable and accrued expenses	1,427	(3,678)	(4,198)
Other operating assets and liabilities	2,883	(176)	1,073
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,549	11,687	5,105

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	44	37,205	1,856
Purchase of property, plant and equipment	(1,760)	(4,235)	(4,052)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,716)	32,970	(2,196)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on previous revolving credit facility	(59,693)	(39,524)	1,512
Net borrowings on revolving credit facility	28,352	—	—
Borrowings on notes payable - buildings and other term loans	25,000	—	—
Payments on notes payable - buildings and other term loans	(343)	(5,475)	(731)
Payments on notes payable related to acquisitions	—	—	(791)
Borrowings on notes payable - equipment and other	1,460	1,379	3,273
Payments on notes payable - equipment and other	(2,380)	(3,375)	(4,260)
Borrowings on finance leases	2,211	11,500	—
Payments on finance leases	(4,756)	(4,166)	(4,617)
Change in outstanding checks in excess of cash	2,094	(3,141)	2,762
Repurchases of Common Stock	(921)	(827)	(58)
Payments for debt issuance costs	(1,706)	(277)	—
NET CASH USED IN FINANCING ACTIVITIES	(10,682)	(43,906)	(2,910)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,151	751	(1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	769	18	19
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,920	$769	$18

SUPPLEMENTAL CASH FLOW INFORMATION:
Right-of-use assets obtained in exchange for new finance lease liabilities	—	52	—
Equipment purchased under capital leases	—	—	223
Equipment purchased under notes payable	1,314	—	—
Right-of-use assets obtained in exchange for new operating lease liabilities	653	18,167	—
Accrued purchases of equipment	—	188	166
See accompanying notes to the consolidated financial statements.
Table of Contents    37

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands, except share data)

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 30, 2017	$45,839	$2,584	$157,139	$(125,000)	$(1,299)	$79,263
Common Stock issued - 39,711 shares	119	—	(119)	—	—	—
Repurchases of Common Stock - 20,226 shares	(61)	—	4	—	—	(57)
Restricted stock grants issued - 307,292 shares	677	245	(922)	—	—	—
Restricted stock grants forfeited - 106,196 shares	(25)	(292)	(621)	—	—	(938)
Class B converted into Common Stock - 6,250 shares	19	(19)	—	—	—	—
Stock-based compensation expense	—	—	909	—	—	909
Net loss	—	—	—	(21,384)	—	(21,384)
Other comprehensive income	—	—	—	—	1,191	1,191
Balance at December 29, 2018	$46,568	$2,518	$156,390	$(146,384)	$(108)	$58,984
Common Stock issued - 29,001 shares	87	—	(87)	—	—	—
Repurchases of Common Stock - 511,353 shares	(1,535)	—	708	—	—	(827)
Restricted stock grants forfeited - 17,784 shares	(53)	—	42	—	—	(11)
Class B converted into Common Stock - 2,635 shares	8	(8)	—	—	—	—
Stock-based compensation expense	—	—	494	—	—	494
Net income	—	—	—	15,271	—	15,271
Other comprehensive loss	—	—	—	—	(700)	(700)
Balance at December 28, 2019	$45,075	$2,510	$157,547	$(131,113)	$(808)	$73,211
Repurchases of Common Stock - 555,875 shares	(1,668)	—	747	—	—	(921)
Restricted stock grants issued - 131,867 shares	265	131	(396)	—	—	—
Stock-based compensation expense	—	—	431	—	—	431
Net loss	—	—	—	(9,208)	—	(9,208)
Other comprehensive income	—	—	—	—	278	278
Balance at December 26, 2020	$43,672	$2,641	$158,329	$(140,321)	$(530)	$63,791

See accompanying notes to the consolidated financial statements.

Table of Contents    38

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

Fiscal Year

The Company ends its fiscal year on the last Saturday of December. All references herein to "2020," "2019," and "2018," mean the fiscal years ended December 26, 2020, December 28, 2019, and December 29, 2018, respectively. All years presented contained 52 weeks.

Reclassifications

The Company reclassified certain amounts in 2019 and 2018 to conform to the 2020 presentation.

Discontinued Operations

The consolidated financial statements separately report discontinued operations and the results of continuing operations (See Note 22).

Cash and Cash Equivalents

Highly liquid investments with original maturities of three months or less when purchased are reported as cash equivalents.

Market Risk

The Company sells carpet to floorcovering retailers, the interior design, architectural and specifier communities and supplies carpet yarn and carpet dyeing and finishing services to certain manufacturers. The Company's customers are located principally throughout the United States. As a percentage of net sales, one customer accounted for approximately 7% in 2020, 11% in 2019 and 13% in 2018. No other customer accounted for more than 10% of net sales in 2020, 2019, or 2018, nor did the Company make a significant amount of sales to foreign countries during 2020, 2019, or 2018.

Credit Risk

The Company grants credit to its customers with defined payment terms, performs ongoing evaluations of the credit worthiness of its customers and generally does not require collateral. Accounts receivable are carried at their outstanding principal amounts, less an anticipated amount for discounts and an allowance for doubtful accounts, which management believes is sufficient to cover potential credit losses based on historical experience and periodic evaluation of the financial condition of the Company's customers. As a percentage of customer's trade accounts receivable, one customer accounted for approximately 20% in 2020,
Table of Contents    39

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

18% in 2019, and 34% in 2018. Notes receivable are carried at their outstanding principal amounts, less an allowance for doubtful accounts to cover potential credit losses based on the financial condition of borrowers and collateral held by the Company.

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

In the goodwill assessment process, the Company compares the carrying value of a reporting unit, including goodwill, to the fair value of the reporting unit to identify potential goodwill impairments. The Company estimates the fair value of the reporting unit by using both a discounted cash flow and comparable company market valuation approach. If an impairment is indicated in the assessment, the impairment would be measured as the amount by which the reporting unit's carrying value exceeds its fair value, not to exceed the carrying value of goodwill (See Note 7).

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

Advertising Costs

The Company engages in promotional and advertising programs. Expenses relating to these programs are charged to results of operations during the period of the related benefits. These arrangements do not require significant estimates of costs. Costs related to cooperative advertising programs are normally recorded as selling and administrative expenses when the Company can reasonably identify the benefit associated with the program and can reasonably estimate that the fair value of the benefit is equal to or greater than its cost. The amount of advertising and promotion expenses included in selling and administrative expenses was not significant for the years 2020, 2019, or 2018.

Warranties

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products for a period of up to two years. The Company accrues for estimated future assurance warranty costs in the period in which the sale is recorded. The costs are included in cost of sales in the Consolidated Statements of Operations and the product warranty reserve is included in accrued expenses in the Consolidated Balance Sheets. The Company calculates its accrual using the portfolio approach based upon historical experience and known trends (See Note 9). The Company does not provide an additional service-type warranty.

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

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in Fiscal 2020

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This update is a part of FASB’s disclosure framework project to improve the effectiveness of disclosures in the notes to financial statements. The amendments in this update remove, modify, and add certain disclosure requirements within Topic 820. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Certain disclosure amendments are to be applied prospectively for only the most recent interim or annual period presented, while other amendments are to be applied retrospectively to all periods presented. The adoption of this ASU did not have a significant impact on the consolidated financial statements.
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
Accounting Standards Yet to Be Adopted

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which amends the impairment model to utilize an expected loss methodology in place of the current incurred loss methodology, which will result in the more timely recognition of losses. For smaller reporting entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. The ASU, including the subsequently issued codification improvements update ("Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments," ASU 2019-04) and the targeted transition relief update ("Financial Instruments-Credit Losses (Topic 326)," ASU 2019-05), is not expected to have a significant impact on the consolidated financial statements due to the nature of the Company's customers and the limited amount of write-offs in past years.

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

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes." The standard eliminates the need for an organization to analyze whether the following apply in a given period: (1) the exception to the incremental approach for intraperiod tax allocation; (2) the exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) the exception in interim periods income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also is designed to improve financial statement preparers’ application of income tax-related guidance and simplify GAAP for (1) franchise taxes that are partially based on income, (2) transactions with a government that result in a step-up in the tax basis of goodwill, (3) separate financial statements of legal entities that are not subject to tax, (4) enacted changes in tax laws in interim periods and (5) certain income tax accounting for employee stock ownership plans and affordable housing projects. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company does not expect adoption to have a material impact on its financial statements.

Table of Contents    43

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

NOTE 3 - REVENUE

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue by end-user markets for the years ended December 26, 2020, December 28, 2019, and December 29, 2018:

	2020	2019	2018
Residential floorcovering products	$249,388	$268,186	$289,129
Commercial floorcovering products	65,070	103,286	113,971
Other services	1,481	3,110	1,933
Total net sales	$315,939	$374,582	$405,033

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

Contract Balances

The Company often receives cash payments from customers in advance of the Company’s performance for limited production run orders resulting in contract liabilities. These contract liabilities are classified in accrued expenses in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue, which is typically less than a year. The net decrease or increase in the contract liabilities is primarily driven by order activity for limited runs requiring deposits offset by the recognition of revenue and application of deposit on the receivables ledger for such activity during the period. The activity in the advanced deposits for the year ended December 26, 2020, December 28, 2019, and December 29, 2018 is as follows:

	2020	2019	2018
Beginning contract liability	$4,685	$6,013	$5,717
Revenue recognized from contract liabilities included in the beginning balance	(4,404)	(5,873)	(5,717)
Increases due to cash received, net of amounts recognized in revenue during the period	2,859	4,545	6,013
Ending contract liability	$3,140	$4,685	$6,013

NOTE 4 - RECEIVABLES, NET

Receivables are summarized as follows:

	2020	2019
Customers, trade	$36,735	$34,285
Other receivables	1,125	3,115
Gross receivables	37,860	37,400
Less: allowance for doubtful accounts	(144)	(262)
Receivables, net	$37,716	$37,138

Bad debt expense was $90 in 2020, $240 in 2019, and $163 in 2018.

Table of Contents    44

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

NOTE 5 - INVENTORIES, NET

Inventories are summarized as follows:

	2020	2019
Raw materials	$31,167	$32,377
Work-in-process	13,305	18,642
Finished goods	59,271	64,978
Supplies and other	167	260
LIFO reserve	(18,511)	(20,748)
Inventories, net	$85,399	$95,509

Reduction of inventory quantities in 2020 resulted in liquidations of LIFO inventories carried at prevailing costs established in prior years and decreased cost of sales by $559 in 2020.

In March 2019, the Company incurred an inventory liquidation due to a consignment agreement with a primary vendor of raw materials. The former inventory levels are not expected to be reinstated. The Company recognized the effect within 2019 which resulted in liquidations of LIFO inventories carried at prevailing costs established in prior years and reduced cost of sales by $281.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	2020	2019
Land and improvements	$3,422	$3,422
Buildings and improvements	51,479	51,432
Machinery and equipment	181,642	179,993
Assets under construction	1,167	1,459
	237,710	236,306
Accumulated depreciation	(179,806)	(170,864)
Property, plant and equipment, net	$57,904	$65,442

Depreciation of property, plant and equipment, including amounts for finance leases, totaled $10,527 in 2020, $11,219 in 2019 and $12,141 in 2018.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill is $0 as of December 26, 2020 and December 28, 2019, respectively. The Company performed its annual assessment of goodwill in the fourth quarter of 2018. At the end of 2018, it was determined that the carrying value was greater than calculated fair value. Also at the end of 2018, the intangibles were determined to not be recoverable based on revised projections. Impairment costs incurred are classified as "impairment of assets" in the Company's Consolidated Statements of Operations.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

Amortization expense for intangible assets is summarized as follows:

	2020	2019	2018
Customer relationships	$—	$—	$16
Rug design coding	—	—	14
Trade names	—	—	275
Amortization expense	$—	$—	$305

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	2020	2019
Compensation and benefits (1)	$9,159	$8,804
Provision for customer rebates, claims and allowances	8,006	7,682
Advanced customer deposits	3,139	4,685
Outstanding checks in excess of cash	2,094	—
Other	3,567	4,247
Accrued expenses	$25,965	$25,418

(1)Includes a liability related to the Company's self-insured Workers' Compensation program.  This program is collateralized by letters of credit in the aggregate amount of $2,452.

NOTE 9 - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products. Product warranty reserves are included in accrued expenses in the Company's Consolidated Balance Sheets. The following is a summary of the Company's product warranty activity:

	2020	2019
Product warranty reserve at beginning of period	$1,002	$1,069
Warranty liabilities accrued	782	1,667
Warranty liabilities settled	(790)	(1,695)
Changes for pre-existing warranty liabilities	—	(39)
Product warranty reserve at end of period	$994	$1,002

Table of Contents    46

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

NOTE 10 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	2020	2019
Revolving credit facility	$28,353	$59,693
Term loans	24,970	—
Notes payable - buildings	5,900	6,213
Notes payable - equipment and other	3,926	3,533
Finance lease - buildings	11,097	11,296
Finance lease obligations	5,841	8,187
Deferred financing costs, net	(1,930)	(571)
Total long-term debt	78,157	88,351
Less: current portion of long-term debt	6,116	6,684
Long-term debt	$72,041	$81,667

Revolving Credit Facility

During the fourth quarter, the Company entered into a $75,000 Senior Secured Revolving Credit Facility with Fifth Third Bank National Association as lender. The loan is secured by a first priority security interest on all accounts receivable, cash, and inventory, and provides for borrowing limited by certain percentages of values of the accounts receivable and inventory. The revolving credit facility matures on October 30, 2025.

At the Company's election, advances of the revolving credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, or 3 month periods, as defined with a floor or 0.75% or published LIBOR, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate plus an applicable margin ranging between 0.50% and 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. As of December 26, 2020, the applicable margin on the Company's revolving credit facility was 1.75%. The Company pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.25% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 2.68% at December 26, 2020. Under the old revolving credit facility, the Company's weighted-average interest rate on borrowings outstanding was 4.79% at December 28, 2019. At the Company's election, advances of the old revolving credit facility bore interest at annual rates equal to either (a) LIBOR for 1, 2 or 3 month periods, as selected by the Company, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate, the Federal Funds rate plus 0.5%, or a daily LIBOR rate plus 1.00%, plus an applicable margin ranging between 0.50% and 1.00%.

The agreement is subject to customary terms and conditions and annual administrative fees with pricing varying on excess availability and a fixed charge coverage ratio. The agreement is also subject to certain compliance, affirmative, and financial covenants. As of the reporting date, the Company is in compliance with all such applicable covenants. The Company is only subject to the financial covenants if borrowing availability is less than 12.5% of the availability, and remains until the availability is greater than 12.5% for thirty consecutive days. As of December 26, 2020, the unused borrowing availability under the revolving credit facility was $43,344.

Effective October 30, 2020, the Company's previous Senior Secured Credit Facility with Wells Fargo Capital Finance, LLC was terminated and repaid, with the subsequent new loans, by the Company upon notice to the lender in accordance with the terms of the facility.

Term Loans

Effective October 28, 2020, the Company entered into a $10,000 principal amount USDA Guaranteed term loan with AmeriState Bank as lender. The term of the loan is 25 years and bears interest at a minimum 5.00% rate or 4.00% above 5-year treasury, to be reset every 5 years at 3.5% above 5-year treasury. The loan is secured by a first mortgage on the Company’s Atmore, Alabama and Roanoke, Alabama facilities and requires certain compliance, affirmative, and financial covenants. As of the reporting date, the Company is in compliance with all such covenants.

Effective October 29, 2020, the Company entered into a $15,000 principal amount USDA Guaranteed term loan with the Greater Nevada Credit Union as lender. The term of the loan is 10 years and bears interest at a minimum 5.00% rate or 4.00% above 5- year treasury, to be reset after 5 years at 3.5% above 5-year treasury. The loan is secured by a first lien on a substantial portion of the Company’s machinery and equipment and a second lien on the Company’s Atmore and Roanoke facilities. The loan
Table of Contents    47

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

requires certain compliance, affirmative, and financial covenants and, as of the reporting date, the Company is in compliance with all such covenants. Payments on the loan are interest only over the first three years and principal and interest over the remaining seven years.

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

Finance Lease Obligations

The Company's financed lease obligations have terms ranging from 3 to 6 years and are due in monthly or quarterly installments through their maturity dates. The Company's finance lease obligations are secured by the specific equipment leased.

See Note 11 for further discussion of the impact of COVID-19 on the Company's finance lease obligations.

Interest Payments and Debt Maturities

Cash paid for interest for continuing operations was $5,293 in 2020, $6,303 in 2019, and $6,290 in 2018. These amounts include cash paid for financing leases of $1,702 in 2020, $1,378 in 2019, and $791 in 2018. Maturities of long-term debt for periods following December 26, 2020 are as follows:

	Long-Term Debt	Finance Leases (See Note 11)	Total

2021	$3,346	$2,768	$6,114
2022	1,520	1,486	3,006
2023	1,259	2,344	3,603
2024	6,578	325	6,903
2025	30,540	357	30,897
Thereafter	19,906	9,658	29,564
Total maturities of long-term debt	$63,149	$16,938	$80,087
Deferred financing costs, net	(1,930)	—	(1,930)
Total long-term debt	$61,219	$16,938	$78,157

Table of Contents    48

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

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	December 26, 2020	December 28, 2019
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$22,074	$24,835

Current portion of operating lease liabilities	Current portion of operating lease liabilities	3,323	3,172
Noncurrent portion of operating lease liabilities	Operating lease liabilities	19,404	22,123
Total operating lease liabilities		$22,727	$25,295

Finance Leases:
Finance lease right-of-use assets (1)	Property, plant, and equipment, net	$14,332	$15,152

Current portion of finance lease liabilities (1)	Current portion of long-term debt	2,771	4,011
Noncurrent portion of finance lease liabilities (1)	Long-term debt	14,167	15,472
		$16,938	$19,483
(1) Includes leases classified as failed sale-leaseback transactions.

Table of Contents    49

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

Lease cost recognized in the consolidated financial statements is summarized as follows:

	December 26, 2020	December 28, 2019
Operating lease cost	$5,078	$3,528

Finance lease cost:
Amortization of lease assets (1)	3,160	3,000
Interest on lease liabilities (1)	1,702	1,378
Total finance lease costs (1)	$4,862	$4,378
(1) Includes leases classified as failed sale-leaseback transactions.

Other supplemental information related to leases is summarized as follows:

	December 26, 2020	December 28, 2019
Weighted average remaining lease term (in years):
Operating leases	7.73	8.42
Finance leases (1)	12.57	12.03

Weighted average discount rate:
Operating leases	6.91%	6.98%
Finance leases (1)	9.42%	6.72%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	4,874	3,518
Operating cash flows from finance leases (1)	1,702	1,378
Financing cash flows from finance leases (1)	4,756	4,166
(1) Includes leases classified as failed sale-leaseback transactions.

The following table summarizes the Company's undiscounted future minimum lease payments under non-cancellable contractual obligations for operating and financing liabilities as of December 26, 2020:

Fiscal Year	Operating Leases	Finance Leases
2021	4,783	4,259
2022	4,198	2,782
2023	3,251	3,409
2024	2,940	1,045
2025	2,969	1,053
Thereafter	11,561	14,988
Total future minimum lease payments (undiscounted)	29,702	27,536
Less: Present value discount	(6,975)	(10,598)
Total lease liability	22,727	16,938

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

Rental expense was approximately $4,453 during 2018.

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

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Balance Sheets as of December 26, 2020 and December 28, 2019:

	2020	2019	Fair Value Hierarchy Level
Liabilities:
Interest rate swaps (1)	$440	$1,653	Level 2

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	2020		2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$1,920	$1,920	$769	$769
Financial liabilities:
Long-term debt, including current portion	61,219	58,803	68,868	72,115
Finance leases, including current portion	16,938	18,451	19,483	20,361
Interest rate swaps	440	440	1,653	1,653

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

The following is a summary of the Company's interest rate swaps as of December 26, 2020:

Type	Notional Amount		Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$5,796	(1)	November 7, 2014 through November 7, 2024	4.500%	1 Month LIBOR
(1) Interest rate swap notional amount amortizes by $35 monthly to maturity.

The following table summarizes the fair values of derivative instruments included in the Company's Consolidated Balance Sheets:

	Location on Consolidated Balance Sheets	Fair Value
		2020	2019
Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued Expenses	$135	$841
Interest rate swaps, long-term portion	Other Long-Term Liabilities	305	812
Total Liability Derivatives		$440	$1,653

Table of Contents    52

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

The following tables summarize the pre-tax impact of derivative instruments on the Company's consolidated financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	2020	2019	2018
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(1,316)	$(1,109)	$531

	Amount of Gain or (Loss) Reclassified from AOCIL on the effective portion into Income (1)(2)
	2020	2019	2018
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$1,106	$(454)	$(673)

	Amount of Gain or (Loss) Recognized on the Dedesignated Portion in Income on Derivative (3)
	2020	2019	2018
Derivatives dedesignated as hedging instruments:
Cash flow hedges - interest rate swaps	$861	$—	$—

(1)The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's Consolidated Statements of Operations.
(2)The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to fiscal 2020 is $135.
(3)The amount of gain (loss) recognized in income on the dedesignated portion of interest rate swaps is included in other income or other expense on the Company's Consolidated Statements of Operations. The amount of expense recognized on the Company's Consolidated Statements of Operations for the terminated portion of interest rate swaps is included in interest expense.

On October 30, 2020, the Company terminated two interest rate swap agreements tied to its revolving line of credit. The cost to terminate the swap agreements was $1,427. During the fourth quarter of 2020, the Company performed its retrospective and prospective effectiveness assessments of the interest rate swap agreements. Based upon the Company's ability to secure additional fixed asset borrowings, the Company could no longer assert that the cash flows for $25,000 of notional amount of the interest rate swaps are probable. Because it is probable that none of the remaining forecasted interest payments that were being hedged by the second $25,000 interest rate swap will occur, the related losses that had been deferred in AOCIL were immediately reclassified into other (income) expense. However, the losses related to the first $25,000 interest rate swap will be reclassified from AOCIL to interest expense as the hedged interest payments are recognized as the Company could not establish that future cash flows are probable not to occur on the first interest rate swap.

NOTE 14 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers a significant portion, or approximately 85% of the Company's associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $345 in 2020, $418 in 2019 and $448 in 2018.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers those associates at one facility who are under a collective-bargaining agreement, or approximately 15% of the Company's associates. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $96 in 2020, $143 in 2019 and $123 in 2018.

Table of Contents    53

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations owed to participants under this plan were $17,647 at December 26, 2020 and $16,203 at December 28, 2019 and are included in other long-term liabilities in the Company's Consolidated Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $17,951 at December 26, 2020 and $16,500 at December 28, 2019 and is included in other assets in the Company's Consolidated Balance Sheets.

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

The Company's participation in the multi-employer pension plan for 2020 is provided in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number (EIN) and the three digit plan number. The most recent Pension Protection Act (PPA) zone status available in 2020 and 2019 is for the plan's year-end at 2019 and 2018, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates a plan for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented (1)	Contributions (2)			Surcharge Imposed (1)	Expiration Date of Collective-Bargaining Agreement
		2020	2019		2020	2019	2018
The Pension Plan of the National Retirement Fund	13-6130178 - 001	Red	Red	Implemented	$272	$335	$320	Yes	6/4/2022

(1) The collective-bargaining agreement requires the Company to contribute to the plan at the rate of $0.47 per compensated hour for each covered employee. The Company will make additional contributions, as mandated by law, in accordance with the fund's 2010 Rehabilitation Plan which required a surcharge equal to $0.03 per hour (from $0.47 to $0.50) effective June 1, 2014 to May 31, 2015, a surcharge equal to $0.03 per hour (from $0.50 to $0.53) effective June 1, 2015 to May 31, 2016, a surcharge equal to $0.02 per hour (from $0.53 to $0.55) effective June 1, 2016 to May 31, 2017, a surcharge equal to $0.03 per hour (from $0.55 to $0.58) effective June 1, 2017 to May 31, 2018, a surcharge equal to $0.02 per hour (from $0.58 to $0.60) effective June 1, 2018 to May 31, 2019, a surcharge equal to $0.03 per hour (from $0.60 to $0.63) effective June 1, 2019 to May 31, 2020, and a surcharge equal to $0.03 per hour (from $0.63 to $0.66) effective June 1, 2020 to May 31, 2021. Based upon current employment and benefit levels, the Company's contributions to the multi-employer pension plan are expected to be approximately $277 for 2021.
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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

Information about the benefit obligation and funded status of the Company's postretirement benefit plan is summarized as follows:

	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$360	$331
Service cost	8	7
Interest cost	17	17
Actuarial (gain) loss	6	6
Benefits paid	(1)	(1)
Benefit obligation at end of year	390	360

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	1	1
Benefits paid	(1)	(1)
Fair value of plan assets at end of year	—	—

Unfunded amount	$(390)	$(360)

The balance sheet classification of the Company's liability for the postretirement benefit plan is summarized as follows:

	2020	2019
Accrued expenses	$17	$16
Other long-term liabilities	373	344
Total liability	$390	$360

Benefits expected to be paid on behalf of associates for the postretirement benefit plan during the period 2021 through 2030 are summarized as follows:

Years	Postretirement Plan
2021	$17
2022	16
2023	16
2024	16
2025	16
2026-30	79

Assumptions used to determine the benefit obligation of the Company's postretirement benefit plan are summarized as follows:

	2020	2019
Weighted-average assumptions as of year-end:
Discount rate (benefit obligation)	3.25%	3.50%

Table of Contents    55

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

Components of net periodic benefit cost (credit) for the postretirement plan are summarized as follows:

	2020	2019	2018
Service cost	$8	$7	$8
Interest cost	17	17	17
Amortization of prior service credits	—	(3)	(4)
Recognized net actuarial gains	(25)	(27)	(28)
Net periodic benefit cost (credit)	$—	$(6)	$(7)

Pre-tax amounts included in AOCIL for the Company's postretirement benefit plan at 2020 are summarized as follows:

	Postretirement Benefit Plan
	Balance at 2020	2021 Expected Amortization
Unrecognized actuarial gains	$(309)	$(24)
Totals	$(309)	$(24)

NOTE 15 - INCOME TAXES

The provision (benefit) for income taxes on income (loss) from continuing operations consists of the following:

	2020	2019	2018
Current
Federal	$(78)	$(287)	$(178)
State	109	107	(116)
Total current	31	(180)	(294)

Deferred
Federal	(277)	(385)	(434)
State	(66)	(92)	(103)
Total deferred	(343)	(477)	(537)
Income tax provision (benefit)	$(312)	$(657)	$(831)

Differences between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before taxes are summarized as follows:

	2020	2019	2018
Federal statutory rate	21%	21%	21%
Statutory rate applied to income (loss) from continuing operations before taxes	$(1,974)	$3,142	$(4,685)
Plus state income taxes, net of federal tax effect	34	12	(173)
Total statutory provision (benefit)	(1,940)	3,154	(4,858)
Effect of differences:
Nondeductible meals and entertainment	37	77	90
Executive compensation limitation	—	—	258
Federal tax credits	(279)	(545)	(286)
Reserve for uncertain tax positions	7	39	27
Change in valuation allowance	1,754	(3,400)	3,990
Stock-based compensation	141	86	82
Other items	(32)	(68)	(134)
Income tax provision (benefit)	$(312)	$(657)	$(831)

Table of Contents    56

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

During the fourth quarter of 2017, the Company recorded a full valuation allowance against its deferred tax assets, which remains in effect as of December 26, 2020. The Company intends to maintain this position until there is sufficient evidence to support the reversal of all or some portion of these allowances. The Company also has certain assets with indefinite lives for which the basis is different for book and tax. In accordance with ASC 740-10-30-18, the deferred tax liability related to these intangible assets cannot be used to offset deferred tax assets when determining the amount of the valuation allowance for deferred tax assets which are not more-likely-than-not to be realized. The result is that the Company is in a net deferred tax liability position of $91 at December 26, 2020 and December 28, 2019, respectively, which is recorded in other long-term liabilities in the Company's Consolidated Balance Sheets.

The income tax benefit for the twelve months ended December 26, 2020 was $312 compared with an income tax benefit of $657 for the twelve months ended December 28, 2019. Due to its full valuation allowance against its deferred tax balances, the Company is only able to recognize refundable credits, a small amount of state taxes, and benefits for both the reduction of certain indefinite lived assets not covered by the Company's valuation allowance and the recognition of stranded tax effects within other comprehensive income related to the termination of certain derivative contracts in the tax benefit for 2018, 2019, and 2020.

Income tax payments, net of (income tax refunds) received for continuing and discontinued operations were $(100) in 2020, $128 in 2019 and $20 in 2018.

Significant components of the Company's deferred tax assets and liabilities are as follows:

	2020	2019
Deferred tax assets:
Inventories	$3,428	$3,336
Retirement benefits	1,190	1,394
State net operating losses	3,305	3,362
Federal net operating losses	556	715
State tax credit carryforwards	1,688	1,688
Federal tax credit carryforwards	4,413	4,282
Allowances for bad debts, claims and discounts	2,024	1,978
Other	5,196	4,039
Total deferred tax assets	21,800	20,794
Valuation allowance	(15,443)	(13,264)
Net deferred tax assets	6,357	7,530

Deferred tax liabilities:
Property, plant and equipment	6,448	7,621
Total deferred tax liabilities	6,448	7,621

Net deferred tax liability	$(91)	$(91)

At December 26, 2020, $556 of deferred tax assets related to approximately $2,646 of federal net operating loss carryforwards and $3,305 of deferred tax assets related to approximately $61,640 of state net operating loss carryforwards. In addition, $4,413 of federal tax credit carryforwards and $1,688 of state tax credit carryforwards were available to the Company. The federal tax credit carryforwards will expire between 2029 and 2041. The federal net operating loss carryforwards generated in 2018 have no expiration. The state net operating loss carryforwards and the state tax credit carryforwards will expire between 2020 and 2040. A valuation allowance of $15,443 is recorded to reflect the estimated amount of deferred tax assets that may not be realized during the carryforward periods. At December 26, 2020, the Company is in a net deferred tax liability position of $91 which is included in other long-term liabilities in the Company's Consolidated Balance Sheets.

Tax Uncertainties

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $487 at December 26, 2020, $480 at December 28, 2019, and $441 at December 29, 2018. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of December 26, 2020, December 28, 2019, or December 29, 2018.
Table of Contents    57

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

The following is a summary of the change in the Company's unrecognized tax benefits:

	2020	2019	2018
Balance at beginning of year	$480	$441	$414
Additions based on tax positions taken during a current period	7	39	27
Balance at end of year	$487	$480	$441

The Company and its subsidiaries are subject to United States federal income taxes, as well as income taxes in a number of state jurisdictions. The tax years subsequent to 2016 remain open to examination for U.S. federal income taxes. The majority of state jurisdictions remain open for tax years subsequent to 2016. A few state jurisdictions remain open to examination for tax years subsequent to 2015.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	2020	2019	2018
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(9,088)	$15,619	$(21,479)
Less: Allocation of earnings to participating securities	—	(468)	—
Income (loss) from continuing operations available to common shareholders - basic	$(9,088)	$15,151	$(21,479)
Basic weighted-average shares outstanding (1)	15,316	15,822	15,764
Basic earnings (loss) per share - continuing operations	$(0.59)	$0.96	$(1.36)

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to common shareholders - basic	$(9,088)	$15,151	$(21,479)
Add: Undistributed earnings reallocated to unvested shareholders	—	3	—
Income (loss) from continuing operations available to common shareholders - basic	$(9,088)	$15,154	$(21,479)
Basic weighted-average shares outstanding (1)	15,316	15,822	15,764
Effect of dilutive securities:
Stock options (2)	—	—	—
Directors' stock performance units (2)	—	104	—
Diluted weighted-average shares outstanding (1)(2)	15,316	15,926	15,764
Diluted earnings (loss) per share - continuing operations	$(0.59)	$0.95	$(1.36)

(1)Includes Common and Class B Common shares, excluding 360, 461, and 570 unvested participating securities, in thousands, for 2020, 2019, and 2018, respectively.
(2)Shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded to the extent they are anti-dilutive. Aggregate shares excluded were 281 in 2020, 166 in 2019 and 422 in 2018.

NOTE 17 - STOCK PLANS AND STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Statements of Operations. The number of shares to be issued is determined by dividing the specified dollar value of the award by the market value per share on the grant date. The Company's stock compensation expense (credit) was $431 in 2020, $483 in 2019 and $(29) in 2018. The credit in 2018 is related to the reversal of stock compensation that did not vest.

2016 Incentive Compensation Plan

On May 3, 2016, the Company's shareholders' approved and adopted the Company's 2016 Incentive Compensation Plan (the "2016 Incentive Compensation Plan") which provides for the issuance of a maximum of 800,000 shares of Common Stock and/or Class B Common Stock for the grant of options, and/or other stock-based or stock-denominated awards to employees, officers, directors, and agents of the Company and its participating subsidiaries. The 2016 Incentive Compensation Plan and the allocation of shares thereunder superseded and replaced The Dixie Group, Inc. Stock Awards Plan, as amended (the "2006 Plan") and the allocation of shares thereunder. The 2006 Plan was terminated with respect to new awards. Awards previously granted under the 2006 Plan continue to be governed by the terms of that plan and are not affected by its termination. On May 6, 2020, the board approved an amendment of the Company's 2016 Incentive Compensation Plan to increase the original number of shares by an additional 500,000.

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
Restricted stock activity for the three years ended December 26, 2020 is summarized as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 30, 2017	433,841	$6.66
Granted	307,292	2.77
Vested	(64,939)	6.58
Forfeited	(106,196)	9.51
Outstanding at December 29, 2018	569,998	4.04
Vested	(90,791)	2.83
Forfeited	(17,784)	3.48
Outstanding at December 28, 2019	461,423	4.30
Granted	131,867	1.00
Vested	(233,639)	3.90
Outstanding at December 26, 2020	359,651	$3.35

As of December 26, 2020, unrecognized compensation cost related to unvested restricted stock was $705. That cost is expected to be recognized over a weighted-average period of 10.3 years. The total fair value of shares vested was approximately $241, $94 and $173 during 2020, 2019 and 2018, respectively.

Stock Performance Units

The Company's non-employee directors receive an annual retainer of $18 in cash and $18 in value of Stock Performance Units (subject to a $5.00 minimum per unit). If market value at the date of the grants is above $5.00 per share; there is no reduction in the number of units issued. However, if the market value at the date of the grants is below $5.00, units will be reduced to reflect the $5.00 per share minimum. Upon retirement, the Company issues the number of shares of Common Stock equivalent to the number of Stock Performance Units held by non-employee directors at that time. As of December 26, 2020, 130,320 Stock Performance Units were outstanding under this plan. As of December 26, 2020, unrecognized compensation cost related to Stock Performance Units was $5. That cost is expected to be recognized over a weighted-average period of 0.3 years.

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

No options were granted during the years ended December 26, 2020, December 28, 2019, and December 29, 2018.

Option activity for the three years ended December 26, 2020 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Fair Value of Options Granted During the Year
Outstanding at December 30, 2017	306,500	$4.54		—
Granted	—	—		—
Exercised	—	—		—
Forfeited	(8,000)	4.17		—
Outstanding at December 29, 2018	298,500	4.55		—
Granted	—	—		—
Exercised	—	—		—
Forfeited	(132,500)	4.82		—
Outstanding at December 28, 2019	166,000	4.33		—
Granted	—	—		—
Exercised	—	—		—
Forfeited	(15,000)	4.17		—
Outstanding at December 26, 2020	151,000	$4.35	1.40	$—

Options exercisable at:
December 29, 2018	103,500	$5.00		—
December 28, 2019	166,000	4.33		—
December 26, 2020	151,000	4.35	1.40	—

At December 26, 2020, there was no intrinsic value of outstanding stock options and no intrinsic value of exercisable stock options. The intrinsic value of stock options exercised during 2020, 2019 and 2018 was $0, $0 and $0, respectively. At December 26, 2020, there was no unrecognized compensation expense related to unvested stock options.

Table of Contents    61

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

NOTE 18 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 30, 2017	(1,587)	288	(1,299)
Unrealized gain on interest rate swaps, net of tax of $0	531	—	531
Reclassification of loss into earnings from interest rate swaps, net of tax of $0	673	—	673
Unrecognized net actuarial gain on postretirement benefit plans, net of tax of $0	—	18	18
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $0	—	(27)	(27)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $0	—	(4)	(4)
Balance at December 29, 2018	(383)	275	(108)
Unrealized gain on interest rate swaps, net of tax of $0	(1,109)	—	(1,109)
Reclassification of loss into earnings from interest rate swaps, net of tax of $10	444	—	444
Unrecognized net actuarial gain on postretirement benefit plans, net of tax of $0	—	(6)	(6)
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $0	—	(27)	(27)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $0	—	(2)	(2)
Balance at December 28, 2019	$(1,048)	$240	$(808)
Unrealized gain on interest rate swaps, net of tax of $0	(1,316)	—	(1,316)
Reclassification of loss into earnings from interest rate swaps, net of tax of $343	1,624	—	1,624
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $0	—	(27)	(27)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $0	—	(3)	(3)
Balance at December 26, 2020	$(740)	$210	$(530)

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Commitments

The Company had purchase commitments of $555 at December 26, 2020, primarily related to machinery and equipment. The Company enters into fixed-price contracts with suppliers to purchase natural gas to support certain manufacturing processes. The Company had contract purchases of $72 in 2020, $431 in 2019 and $428 in 2018. At December 26, 2020, the Company has no commitments to purchase natural gas for 2021.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

NOTE 20 - OTHER (INCOME) EXPENSE, NET

Other operating expense, net is summarized as follows:

	2020	2019	2018
Other operating (income) expense, net:
(Gain) loss on property, plant and equipment disposals	$41	$353	$(1,047)
Gain on sale of building	—	(25,121)	—
(Gain) loss on currency exchanges	(55)	41	126
Amortization of intangibles	—	—	305
Retirement expenses	40	72	64
Miscellaneous (income) expense	(134)	667	1,010
Other operating (income) expense, net	$(108)	$(23,988)	$458

Other (income) expense, net is summarized as follows:

	2020	2019	2018
Other (income) expense, net:
Interest Income	$(3)	$(49)	$—
Post-retirement income	(8)	(14)	(15)
Miscellaneous expense	689	6	18
Other (income) expense, net	$678	$(57)	$3

NOTE 21 - FACILITY CONSOLIDATION AND SEVERANCE EXPENSES, NET

2015 Corporate Office Consolidation Plan

In April 2015, the Company's Board of Directors approved the Corporate Office Consolidation Plan, to cover the costs of consolidating three of the Company's existing leased divisional and corporate offices to a single leased facility located in Dalton, Georgia. The Company paid a fee to terminate one of the leased facilities, did not renew a second facility and vacated the third facility. Related to the vacated facility, the Company recorded the estimated costs related to the fulfillment of its contractual lease obligation and on-going facility maintenance, net of an estimate of sub-lease expectations. Accordingly, if the estimates differ, the Company would record an additional charge or benefit, as appropriate. Costs related to the consolidation included the lease termination fee, contractual lease obligations and moving costs. The plan is now substantially complete.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

second quarter for existing agreements. The Company is taking advantage of payment deferrals and credits related to payroll taxes under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act as well as deferring payments into its defined contribution retirement plan. The CARES Act also provides for an employee retention credit, which is a refundable tax credit against certain employment taxes of up to $5 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees, capped at $10 of qualified wages per employee throughout the year. The Company qualified for the tax credit in the second, third and fourth quarters of 2020 and recognized $2,100 in the fourth quarter of 2020, related to the Employee Retention Credit. Of the $2,100 credit, $1,500 million was recorded to Cost of Sales and the remaining $600 was recorded to Selling and Administrative Expenses.
Costs related to the facility consolidation plans are summarized as follows:

					As of December 26, 2020
	Accrued Balance at December 28, 2019	2020 Expenses (1)	2020 Cash Payments	Accrued Balance at December 26, 2020	Total Costs Incurred to Date	Total Expected Costs
Corporate Office Consolidation Plan	38	6	44	—	835	835
Profit Improvement Plan	305	1,376	1,577	104	10,176	10,176
COVID-19 Continuity Plan		$2,370	$1,916	454	$2,531	$2,531
Total All Plans	$343	$3,752	$3,537	$558	$13,542	$13,542

Asset Impairments	$—	$—	$—	$—	$3,323	$3,323

	Accrued Balance at December 29, 2018	2019 Expenses (1)	2019 Cash Payments	Accrued Balance at December 28, 2019
Corporate Office Consolidation Plan	98	13	73	38
Profit Improvement Plan	$846	$5,006	$5,547	$305
Total All Plans	$944	$5,019	$5,620	$343

Asset Impairments	$—	$3	$—	$—

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

NOTE 22 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	2020	2019	2018

Income (loss) from discontinued operations:
Workers' compensation costs from former textile operations	$(60)	$38	$212
Environmental remediation costs from former textile operations	(60)	(386)	(117)
Income (loss) from discontinued operations, before taxes	$(120)	$(348)	$95
Income tax benefit	—	—	—
Income (loss) from discontinued operations, net of tax	$(120)	$(348)	$95

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(Continued)

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $1,924 as of December 26, 2020 and $1,987 as of December 28, 2019. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from the Company's estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

NOTE 23 - RELATED PARTY TRANSACTIONS

The Company was a party to a 5-year lease with the seller of Atlas Carpet Mills, Inc. to lease three manufacturing facilities as part of the acquisition in 2014. The lessor was controlled by an associate of the Company. Rent paid to the lessor during 2019 and 2018 was $497 and $1,003, respectively. The lease was based on current market values for similar facilities. These leases terminated as of September, 2019.

The Company purchases a portion of its product needs in the form of fiber, yarn and carpet from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of the Company. An affiliate of Mr. Shaw holds approximately 7.7% of the Company's Common Stock, which represents approximately 3.5% of the total vote of all classes of the Company's Common Stock. Engineered Floors is one of several suppliers of such materials to the Company. Total purchases from Engineered Floors for 2020, 2019, and 2018 were approximately $4,500, $5,900 and $8,200, respectively; or approximately 1.9%, 2.1%, and 2.6% of the Company's cost of goods sold in 2020, 2019, and 2018, respectively. Purchases from Engineered Floors are based on market value, negotiated prices. The Company has no contractual commitments with Mr. Shaw associated with its business relationship with Engineered Floors. Transactions with Engineered Floors are reviewed annually by the Company's board of directors.

The Company is a party to a ten-year lease with the Rothman Family Partnership to lease a facility as part of the Robertex acquisition in 2013. The controlling principle of the lessor was an associate of the Company until June 30, 2018. Rent paid to the lessor during 2020, 2019, and 2018 was $289, $284, and $278, respectively. The lease was based on current market values for similar facilities.

Table of Contents    66

Item 15(a)(2)
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THE DIXIE GROUP, INC.
(dollars in thousands)

Description	Balance at Beginning of Year	Additions - Charged to Costs and Expenses	Additions - Charged to Other Account - Describe	Deductions - Describe		Balance at End of Year

Year ended December 26, 2020:

Reserves deducted from asset accounts:
Allowance for doubtful accounts	$262	$90	$—	$208	(1)	$144

Reserves classified as liabilities:
Provision for claims, allowances and warranties	4,541	7,938	—	7,999	—	4,480

Year ended December 28, 2019:

Reserves deducted from asset accounts:
Allowance for doubtful accounts	$174	$240	$—	$152	(1)	$262

Reserves classified as liabilities:
Provision for claims, allowances and warranties	5,717	10,538	—	11,714	—	4,541

Year ended December 29, 2018:

Reserves deducted from asset accounts:
Allowance for doubtful accounts	$133	$162	$—	$121	(1)	$174

Reserves classified as liabilities:
Provision for claims, allowances and warranties	6,360	11,995	—	12,638	(2)	5,717

(1) Uncollectible accounts written off, net of recoveries.
(2) Net reserve reductions for claims, allowances and warranties settled.

Table of Contents    67

ANNUAL REPORT ON FORM 10-K
ITEM 15(b)
EXHIBITS

YEAR ENDED DECEMBER 26, 2020
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

(10.3)*
Form of Award of Career Shares under the 2006 Incentive Compensation Plan for Participants holding shares of the Company's Class B Common Stock. (Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated June 6, 2006.)**

(10.4)*
Form of Award of Long Term Incentive Plan Shares under the 2006 Incentive Compensation Plan for Participants holding only shares of the Company's Common Stock. (Incorporated by reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated June 6, 2006.)**

(10.5)*
Form of Award of Long Term Incentive Plan Shares under the 2006 Incentive Compensation Plan for Participants holding shares of the Company's Class B Common Stock. (Incorporated by reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated June 6, 2006.)**

(10.6)*	Form of LTIP award (B shareholder). (Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 13, 2015.)**
(10.7)*	Form of LTIP award (common only). (Incorporated by reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated March 13, 2015.)**
(10.8)*	Form of Career Share award (B shareholder). (Incorporated by reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated March 13, 2015.)**
(10.9)*	Form of Career Share award (common only). (Incorporated by reference to Exhibit (10.5) to Dixie's Current Report on Form 8-K dated March 13, 2015.)**
(10.10)*	Form of Retention Grant (Service Condition only). (Incorporated by reference to Exhibit (10.6) to Dixie's Current Report on Form 8-K dated March 13, 2015.)**
(10.11)*	Form of Retention Grant (Performance Condition and Service Condition). (Incorporated by reference to Exhibit (10.7) to Dixie's Current Report on Form 8-K dated March 13, 2015.)**
(10.12)*	Thornton Edge LLC Lease for Reed Road Facility. (Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 10-Q dated November 4, 2015.)
(10.13)*	Thornton Edge LLC First Lease Amendment for Reed Road Facility. (Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 10-Q dated November 4, 2015.)
(10.14)*	Thornton Edge LLC Second Lease Amendment for Reed Road Facility. (Incorporated by reference to Exhibit (10.3) to Dixie's Current Report on Form 10-Q dated November 4, 2015.)
(10.15)*	2016 Incentive Compensation Plan. (Incorporate by reference to Appendix A to Dixie's Proxy Statement for the Registrant's Annual Meeting of Shareholders held May 3, 2016.)**
(10.16)*	Summary of Incentive Plan for 2016. (Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated March 11, 2016.)**
Table of Contents    68

(10.17)*	Long Term Incentive Plan Award B Shareholder. (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 11, 2016.)**
(10.18)*	Long Term Incentive Plan Award Common. (Incorporated by Reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated March 11, 2016.)**
(10.19)*	Career Shares B Shareholder. (Incorporated by Reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated March 11, 2016.)**
(10.20)*	Career Shares Common. (Incorporated by Reference to Exhibit (10.5) to Dixie's Current Report on Form 8-K dated March 11, 2016.)**
(10.21)*	Form of Stock Option Agreement - Common Stock - 2016 Stock Plan. (Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated May 31, 2017.)**
(10.22)*	Form of Stock Option Agreement - Class B Holder - 2016 Stock Plan. (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated May 31, 2017.)**
(10.23)*	Royalty Carpet Mills Lease for Porterville, California Facility. (Incorporated by Reference to Exhibit (10.78) to Dixie's Current Report on Form 10-K dated March 13, 2018.)
(10.24)*	Summary of Incentive Plan for 2018. (Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated March 9, 2018.)**
(10.25)*	Long Term Incentive Plan Award B Shareholder. (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 9, 2018.)**
(10.26)*	Long Term Incentive Plan Award Common. (Incorporated by Reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated March 9, 2018.)**
(10.27)*	Career Shares B Shareholder. (Incorporated by Reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated March 9, 2018.)**
(10.28)*	Career Shares Common. (Incorporated by Reference to Exhibit (10.5) to Dixie's Current Report on Form 8-K dated March 9, 2018.)**
(10.29)*	Summary of Incentive Plan for 2019. (Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated March 8, 2019.)**
(10.30)*	Long Term Incentive Plan Award B Shareholder. (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 8, 2019.)**
(10.31)*	Long Term Incentive Plan Award Common. (Incorporated by Reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated March 8, 2019.)**
(10.32)*	Career Shares B Shareholder. (Incorporated by Reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated March 8, 2019.)**
(10.33)*	Career Shares Common. (Incorporated by Reference to Exhibit (10.5) to Dixie's Current Report on Form 8-K dated March 8, 2019.)**
(10.34)*	Stock Repurchase Plan, pursuant to Securities and Exchange Act Rule 10b5-1. (Incorporated by Reference to Dixie's Current Report on Form 8-K dated August 28, 2019.)
(10.35)*
Agreement For the Purchase and Sale of Real Property between CenterPoint Properties Trust and TDG Operations, LLC. (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated October 22, 2019.)

(10.36)*	Form of Lease between CenterPoint Properties Trust and TDG Operations, LLC. (Incorporated by Reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated October 22, 2019.)
(10.37)*	Summary of Incentive Plan for 2020. (Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated March 13, 2020.)**
(10.38)*	Long Term Incentive Plan Award B Shareholder. (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 13, 2020.)**
(10.39)*	Long Term Incentive Plan Award Common. (Incorporated by Reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated March 13, 2020.)**
(10.40)*	Career Shares B Shareholder. (Incorporated by Reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated March 13, 2020.)**
(10.41)*	Career Shares Common. (Incorporated by Reference to Exhibit (10.5) to Dixie's Current Report on Form 8-K dated March 13, 2020.)**
(10.42)*	Fifteenth Amendment to Credit Agreement. (Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated October 1, 2020.)
(10.43)*
Loan Agreement dated effective as of October 26, 2020 entered into by and between The Dixie Group, a Tennessee corporation, and TDG Operations, LLC, a Georgia limited liability company, and AmeriState Bank, an Oklahoma state banking corporation. (Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated November 2, 2020.)

Table of Contents    69

(10.44)*
Real Estate Mortgage, Security Agreement, Assignment of Rents and Fixture Filing for Atmore, Alabama facility dated effective as of October 26, 2020 entered into by and between The Dixie Group, a Tennessee corporation, and TDG Operations, LLC, a Georgia limited liability company, and AmeriState Bank, an Oklahoma state banking corporation. (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated November 2, 2020.)

(10.45)*
Real Estate Mortgage, Security Agreement, Assignment of Rents and Fixture Filing for Roanoke, Alabama facility dated effective as of October 26, 2020 entered into by and between The Dixie Group, a Tennessee corporation, and TDG Operations, LLC, a Georgia limited liability company, and AmeriState Bank, an Oklahoma state banking corporation. (Incorporated by Reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated November 2, 2020.)

(10.46)*
Loan Agreement dated effective as of October 29, 2020 entered into by and between The Dixie Group, a Tennessee corporation, and TDG Operations, LLC, a Georgia limited liability company (collectively, the "Borrowers"), and Greater Nevada Credit Union, a non-profit cooperative corporation organized under the laws of the State of Nevada. (Incorporated by Reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated November 2, 2020.)

(10.47)*
Security Agreement dated effective as of October 29, 2020 entered into by and between The Dixie Group, a Tennessee corporation, and TDG Operations, LLC, a Georgia limited liability company, and Greater Nevada Credit Union, a non-profit cooperative corporation organized under the laws of the State of Nevada. (Incorporated by Reference to Exhibit (10.5) to Dixie's Current Report on Form 8-K dated November 2, 2020.)

(10.48)*
Credit Agreement dated as of October 30, 2020, among The Dixie Group, Inc., and TDG Operations, LLC and Fifth Third Bank, National Association, a national banking association. (Incorporated by Reference to Exhibit (10.6) to Dixie's Current Report on Form 8-K dated November 2, 2020.)

(10.49)*
Guaranty and Security Agreement dated as of October 28, 2020, among The Dixie Group, Inc., and TDG Operations, LLC in favor of Fifth Third Bank, National Association, a national banking association. (Incorporated by Reference to Exhibit (10.7) to Dixie's Current Report on Form 8-K dated November 2, 2020.)

(14)*	Code of Ethics, as amended and restated, February 15, 2010. (Incorporated by reference to Exhibit 14 to Dixie's Annual Report on Form 10-K for year ended December 26, 2009.)
(16)*	Letter from Ernst & Young LLP regarding change in certifying accountant. (Incorporated by reference to Exhibit 16 to Dixie's Form 8-K dated November 15, 2013.)
(21)	Subsidiaries of the Registrant. (Filed herewith.)
(23)	Consent of Dixon Hughes Goodman LLP Independent Registered Public Accounting Firm.(Filed herewith.)
(31.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(a). (Filed herewith.)
(31.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(a). (Filed herewith.)
(32.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(b). (Filed herewith.)
(32.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(b). (Filed herewith.)
(101.INS)	XBRL Instance Document. (Filed herewith.)
(101.SCH)	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

* Commission File No. 0-2585.
** Indicates a management contract or compensatory plan or arrangement.
Table of Contents    70