Form 10-Q
period 2021-03-27
DIXIE GROUP INC
filed 2021-05-17
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 27, 2021
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of May 6, 2021
Common Stock, $3 Par Value	14,755,617 shares
Class B Common Stock, $3 Par Value	1,004,975 shares
Class C Common Stock, $3 Par Value	0 shares

Table of Contents    1

THE DIXIE GROUP, INC.

Table of Contents    2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(amounts in thousands, except share data)

	March 27, 2021	December 26, 2020
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,523	$1,920
Receivables, net	40,591	37,716
Inventories, net	89,708	85,399
Prepaids and other current assets	6,860	8,296
TOTAL CURRENT ASSETS	138,682	133,331

PROPERTY, PLANT AND EQUIPMENT, NET	55,979	57,904
OPERATING LEASE RIGHT-OF-USE ASSETS	21,197	22,074
OTHER ASSETS	18,892	19,559
TOTAL ASSETS	$234,750	$232,868

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$25,340	$19,058
Accrued expenses	28,438	25,965
Current portion of long-term debt	5,293	6,116
Current portion of operating lease liabilities	3,313	3,323
TOTAL CURRENT LIABILITIES	62,384	54,462

LONG-TERM DEBT	70,723	72,041
OPERATING LEASE LIABILITIES	18,569	19,404
OTHER LONG-TERM LIABILITIES	21,107	23,170
TOTAL LIABILITIES	172,783	169,077

COMMITMENTS AND CONTINGENCIES (See Note 18)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 14,755,617 shares for 2021 and 14,557,435 shares for 2020	44,267	43,672
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 1,004,975 shares for 2021 and 880,313 shares for 2020	3,015	2,641
Additional paid-in capital	157,375	158,329
Accumulated deficit	(142,349)	(140,321)
Accumulated other comprehensive loss	(341)	(530)
TOTAL STOCKHOLDERS' EQUITY	61,967	63,791
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$234,750	$232,868

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    3

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended
	March 27, 2021	March 28, 2020
NET SALES	$86,301	$80,578
Cost of sales	66,827	61,585
GROSS PROFIT	19,474	18,993

Selling and administrative expenses	20,114	20,397
Other operating (income) expense, net	2	(92)
Facility consolidation and severance expenses, net	25	24
OPERATING LOSS	(667)	(1,336)

Interest expense	1,329	1,285
Other income, net	(1)	(4)
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(1,995)	(2,617)
Income tax benefit	(28)	(4)
LOSS FROM CONTINUING OPERATIONS	(1,967)	(2,613)
Loss from discontinued operations, net of tax	(61)	(76)
NET LOSS	$(2,028)	$(2,689)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.13)	$(0.17)
Discontinued operations	0.00	(0.01)
Net loss	$(0.13)	$(0.18)

BASIC SHARES OUTSTANDING	15,085	15,356

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.13)	$(0.17)
Discontinued operations	0.00	(0.01)
Net loss	$(0.13)	$(0.18)

DILUTED SHARES OUTSTANDING	15,085	15,356

DIVIDENDS PER SHARE:
Common Stock	$—	$—
Class B Common Stock	—	—

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    4

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	Three Months Ended
	March 27, 2021	March 28, 2020
NET LOSS	$(2,028)	$(2,689)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on interest rate swaps	38	(1,137)
Income taxes	—	—
Unrealized gain (loss) on interest rate swaps, net	38	(1,137)

Reclassification of loss into earnings from interest rate swaps (1)	221	208
Income taxes	64	—
Reclassification of loss into earnings from interest rate swaps, net	157	208

Reclassification of net actuarial gain into earnings from postretirement benefit plans (2)	(6)	(7)
Income taxes	—	—
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(6)	(7)

Reclassification of prior service credits into earnings from postretirement benefit plans (2)	—	(1)
Income taxes	—	—
Reclassification of prior service credits into earnings from postretirement benefit plans, net	—	(1)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	189	(937)

COMPREHENSIVE LOSS	$(1,839)	$(3,626)

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

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Three Months Ended
	March 27, 2021	March 28, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(1,967)	$(2,613)
Loss from discontinued operations	(61)	(76)
Net loss	(2,028)	(2,689)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,578	3,034
Provision for deferred income taxes	(64)	—
Net gain on property, plant and equipment disposals	—	(37)
Stock-based compensation expense	71	93
Bad debt expense	—	(35)
Changes in operating assets and liabilities:
Receivables	(2,875)	(1,056)
Inventories	(4,309)	(2,718)
Prepaids and other current assets	1,437	(2,349)
Accounts payable and accrued expenses	7,939	2,154
Other operating assets and liabilities	(1,118)	(597)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,631	(4,200)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	—	40
Purchase of property, plant and equipment	(364)	(650)
NET CASH USED IN INVESTING ACTIVITIES	(364)	(610)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) borrowings on revolving credit facility	(354)	1,963
Payments on notes payable - buildings and other term loans	(140)	(104)
Payments on notes payable - equipment and other	(910)	(716)
Payments on finance leases	(781)	(1,151)
Borrowings on finance leases	—	2,220
Change in outstanding checks in excess of cash	578	2,052
Repurchases of Common Stock	(57)	(204)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,664)	4,060

DECREASE IN CASH AND CASH EQUIVALENTS	(397)	(750)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,920	769
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,523	$19

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$812	$875
Interest paid for financing leases	391	343
Income taxes paid, net of tax refunds	79	65
Right-of-use assets obtained in exchange for new operating lease liabilities	—	43
Accrued purchases of equipment	238	144

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    6

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(amounts in thousands, except share data)

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 26, 2020	$43,672	$2,641	$158,329	$(140,321)	$(530)	$63,791
Repurchases of Common Stock - 17,359 shares	(52)	—	(4)	—	—	(56)
Restricted stock grants issued - 347,680 shares	669	374	(1,043)	—	—	—
Restricted stock grants forfeited - 7,477 shares	(22)	—	18	—	—	(4)
Stock-based compensation expense	—	—	75	—	—	75
Net loss	—	—	—	(2,028)	—	(2,028)
Other comprehensive loss	—	—	—	—	189	189
Balance at March 27, 2021	$44,267	$3,015	$157,375	$(142,349)	$(341)	$61,967

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 28, 2019	$45,075	$2,510	$157,547	$(131,113)	$(808)	$73,211
Repurchases of Common Stock - 176,477 shares	(529)	—	325	—	—	(204)
Restricted stock grants issued - 131,867 shares	264	131	(395)	—	—	—
Stock-based compensation expense	—	—	93	—	—	93
Net loss	—	—	—	(2,689)	—	(2,689)
Other comprehensive loss	—	—	—	—	(937)	(937)
Balance at March 28, 2020	$44,810	$2,641	$157,570	$(133,802)	$(1,745)	$69,474

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    7

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements which do not include all the information and notes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Dixie Group, Inc.'s and its wholly-owned subsidiaries (the "Company") 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 26, 2020. Operating results for the three month period ended March 27, 2021 are not necessarily indicative of the results that may be expected for the entire 2021 year.

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

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in Fiscal 2021

In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.” This update is a part of FASB’s disclosure framework project to improve the effectiveness of disclosures in the notes to financial statements. The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This standard was effective for fiscal years ending after December 15, 2020. This update is to be applied on a retrospective basis to all periods presented. The adoption of this ASU did not have a significant impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes." The standard eliminates the need for an organization to analyze whether the following apply in a given period: (1) the exception to the incremental approach for intraperiod tax allocation; (2) the exceptions to accounting for basis differences when there are ownership changes in foreign investments; and (3) the exception in interim periods income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also is designed to improve financial statement preparers’ application of income tax-related guidance and simplify GAAP for (1) franchise taxes that are partially based on income, (2) transactions with a government that result in a step-up in the tax basis of goodwill, (3) separate financial statements of legal entities that are not subject to tax, (4) enacted changes in tax laws in interim periods and (5) certain income tax accounting for employee stock ownership plans and affordable housing projects. The amendments in this Update were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of this ASU did not have a material impact on its consolidated financial statements.

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

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue by end-user markets for the three month periods ended March 27, 2021 and March 28, 2020:

	Three Months Ended
	March 27, 2021	March 28, 2020
Residential floorcovering products	$72,347	$58,780
Commercial floorcovering products	13,387	21,350
Other services	567	448
Total net sales	$86,301	$80,578

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

The activity in the advanced deposits for the three month periods ended March 27, 2021 and March 28, 2020 is as follows:

	Three Months Ended
	March 27, 2021	March 28, 2020
Beginning contract liability	$3,140	$4,685
Revenue recognized from contract liabilities included in the beginning balance	(2,192)	(3,107)
Increases due to cash received, net of amounts recognized in revenue during the period	3,375	3,621
Ending contract liability	$4,323	$5,199
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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 4 - RECEIVABLES, NET

Receivables are summarized as follows:

	March 27, 2021	December 26, 2020
Customers, trade	$39,329	$36,735
Other receivables	1,393	1,125
Gross receivables	40,722	37,860
Less: allowance for doubtful accounts	(131)	(144)
Receivables, net	$40,591	$37,716

Bad debt expense (credit) was $0 for the three months ended March 27, 2021 and $(35) for the three months ended March 28, 2020.

NOTE 5 - INVENTORIES, NET

Inventories are summarized as follows:

	March 27, 2021	December 26, 2020
Raw materials	$33,877	$31,167
Work-in-process	15,653	13,305
Finished goods	61,826	59,271
Supplies and other	169	167
LIFO reserve	(21,817)	(18,511)
Inventories, net	$89,708	$85,399

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	March 27, 2021	December 26, 2020
Land and improvements	$3,422	$3,422
Buildings and improvements	51,479	51,479
Machinery and equipment	182,575	181,642
Assets under construction	762	1,167
	238,238	237,710
Accumulated depreciation	(182,259)	(179,806)
Property, plant and equipment, net	$55,979	$57,904

Depreciation of property, plant and equipment, including amounts for finance leases, totaled $2,527 in the three months ended March 27, 2021 and $2,980 in the three months ended March 28, 2020.

Table of Contents    11

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	March 27, 2021	December 26, 2020
Compensation and benefits	$10,520	$9,159
Provision for customer rebates, claims and allowances	7,548	8,006
Advanced customer deposits	4,323	3,140
Outstanding checks in excess of cash	2,672	2,094
Other	3,375	3,566
Accrued expenses	$28,438	$25,965

NOTE 8 - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products. Product warranty reserves are included in accrued expenses in the Company's Consolidated Condensed Balance Sheets. The following is a summary of the Company's product warranty activity:

	Three Months Ended
	March 27, 2021	March 28, 2020
Product warranty reserve at beginning of period	$989	$1,002
Warranty liabilities accrued	189	278
Warranty liabilities settled	(165)	(381)
Product warranty reserve at end of period	$1,013	$899

NOTE 9 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	March 27, 2021	December 26, 2020
Revolving credit facility	$28,000	$28,353
Term Loans	24,934	24,970
Notes payable - buildings	5,796	5,900
Notes payable - equipment and other	3,014	3,926
Finance lease - buildings	11,026	11,097
Finance lease obligations	5,131	5,841
Deferred financing costs, net	(1,885)	(1,930)
Total long-term debt	76,016	78,157
Less: current portion of long-term debt	5,293	6,116
Long-term debt	$70,723	$72,041

Revolving Credit Facility

During the fourth quarter of 2020, the Company entered into a $75,000 Senior Secured Revolving Credit Facility with Fifth Third Bank National Association as lender. The loan is secured by a first priority security interest on all accounts receivable, cash, and inventory, and provides for borrowing limited by certain percentages of values of the accounts receivable and inventory. The revolving credit facility matures on October 30, 2025.

At the Company's election, advances of the revolving credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, or 3 month periods, as defined with a floor or 0.75% or published LIBOR, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate plus an applicable margin ranging between 0.50% and 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. As of March 27, 2021, the applicable margin on the Company's revolving credit facility was 1.75%. The Company pays an unused line fee on
Table of Contents    12

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.25% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 2.50% at March 27, 2021 and 2.68% at December 26, 2020.

The agreement is subject to customary terms and conditions and annual administrative fees with pricing varying on excess availability and a fixed charge coverage ratio. The agreement is also subject to certain compliance, affirmative, and financial covenants. As of the reporting date, the Company is in compliance with all such applicable covenants. The Company is only subject to the financial covenants if borrowing availability is less than 12.5% of the availability, and remains until the availability is greater than 12.5% for thirty consecutive days. As of March 27, 2021, the unused borrowing availability under the revolving credit facility was $43,696.

Effective October 30, 2020, the Company's previous Senior Secured Credit Facility with Wells Fargo Capital Finance, LLC was terminated and repaid, with the subsequent new loans, by the Company upon notice to the lender in accordance with the terms of the facility.

Term Loans

Effective October 28, 2020, the Company entered into a $10,000 principal amount USDA Guaranteed term loan with AmeriState Bank as lender. The term of the loan is 25 years and bears interest at a minimum 5.00% rate or 4.00% above 5-year treasury, to be reset every 5 years at 3.5% above 5-year treasury. The loan is secured by a first mortgage on the Company’s Atmore, Alabama and Roanoke, Alabama facilities. The loan requires certain compliance, affirmative, and financial covenants and, as of the reporting date, the Company is in compliance with all such covenants.

Effective October 29, 2020, the Company entered into a $15,000 principal amount USDA Guaranteed term loan with the Greater Nevada Credit Union as lender. The term of the loan is 10 years and bears interest at a minimum 5.00% rate or 4.00% above 5- year treasury, to be reset after 5 years at 3.5% above 5-year treasury. The loan is secured by a first lien on a substantial portion of the Company’s machinery and equipment and a second lien on the Company’s Atmore and Roanoke facilities. The loan requires certain compliance, affirmative, and financial covenants and, as of the reporting date, the Company is in compliance with all such covenants. Payments on the loan are interest only over the first three years and principal and interest over the remaining seven years.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Finance Lease Obligations

The Company's finance lease obligations have terms ranging from 3 to 6 years and are due in monthly or quarterly installments through their maturity dates. The Company's finance lease obligations are secured by the specific equipment leased.

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

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	March 27, 2021	December 26, 2020
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$21,197	$22,074

Current portion of operating lease liabilities	Current portion of operating lease liabilities	3,313	3,323
Noncurrent portion of operating lease liabilities	Operating lease liabilities	18,569	19,404
Total operating lease liabilities		$21,882	$22,727

Finance Leases:
Finance lease right-of-use assets (1)	Property, plant, and equipment, net	$13,630	$14,332

Current portion of finance lease liabilities (1)	Current portion of long-term debt	2,423	2,771
Noncurrent portion of finance lease liabilities (1)	Long-term debt	13,734	14,167
		$16,157	$16,938
(1) Includes leases classified as failed sale-leaseback transactions.

Table of Contents    14

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Lease cost recognized in the consolidated condensed financial statements is summarized as follows:

	Three Months Ended
	March 27, 2021	March 28, 2020
Operating lease cost	$1,468	$1,292

Finance lease cost:
Amortization of lease assets (1)	702	790
Interest on lease liabilities (1)	391	343
Total finance lease costs (1)	$1,093	$1,133
(1) Includes leases classified as failed sale-leaseback transactions.

Other supplemental information related to leases is summarized as follows:

	March 27, 2021	March 28, 2020
Weighted average remaining lease term (in years):
Operating leases	7.60	8.27
Finance leases (1)	12.79	11.35

Weighted average discount rate:
Operating leases	6.92%	6.98%
Finance leases (1)	9.50%	7.27%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,231	1,228
Operating cash flows from finance leases (1)	391	343
Financing cash flows from finance leases (1)	781	1,151
(1) Includes leases classified as failed sale-leaseback transactions.

The following table summarizes the Company's future minimum lease payments under non-cancellable contractual obligations for operating and financing liabilities as of March 27, 2021:

Fiscal Year	Operating Leases	Finance Leases
2021	3,551	3,115
2022	4,198	2,782
2023	3,251	3,409
2024	2,940	1,045
2025	2,969	1,053
Thereafter	11,561	14,985
Total future minimum lease payments (undiscounted)	28,470	26,389
Less: Present value discount	6,588	10,232
Total lease liability	21,882	16,157

Table of Contents    15

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

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Condensed Balance Sheets as of March 27, 2021 and December 26, 2020:

	March 27, 2021	December 26, 2020	Fair Value Hierarchy Level
Liabilities:
Interest rate swaps (1)	$368	$440	Level 2

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

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	March 27, 2021		December 26, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$1,523	$1,523	$1,920	$1,920
Financial liabilities:
Long-term debt, including current portion	59,859	57,961	61,219	58,803
Finance leases, including current portion	16,157	17,558	16,938	18,451
Interest rate swaps	368	368	440	440

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following is a summary of the Company's interest rate swap outstanding as of March 27, 2021:

Type	Notional Amount		Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$5,692	(2)	November 7, 2014 through November 7, 2024	4.500%	1 Month LIBOR

(1) Interest rate swap notional amount amortizes by $35 monthly to maturity.

The following table summarizes the fair values of derivative instruments included in the Company's consolidated condensed financial statements:

	Location on Consolidated Balance Sheets	Fair Value
		March 27, 2021	December 26, 2020
Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued expenses	$133	$135
Interest rate swaps, long-term portion	Other long-term liabilities	235	305
Total Liability Derivatives		$368	$440

The following tables summarize the pre-tax impact of derivative instruments on the Company's consolidated condensed financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	Three Months Ended
	March 27, 2021	March 28, 2020
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$38	$(1,137)

	Amount of Gain (Loss) Reclassified from AOCIL on the effective portion into Earnings (1)(2)
	Three Months Ended
	March 27, 2021	March 28, 2020
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$34	$208
	Amount of Gain or (Loss) Recognized on the Dedesignated Portion in Income on Derivative (3)
	Three Months Ended
	March 27, 2021	March 28, 2020
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$187	$—

(1)The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's consolidated condensed financial statements.
(2)The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to March 27, 2021 is $133.
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

NOTE 13 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers approximately 85% of the Company's current associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $224 and $106 for the three months ended March 27, 2021 and March 28, 2020, respectively.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers approximately 15% of the Company's current associates at one facility who are under a collective-bargaining agreement. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $21 and $26 for the three months ended March 27, 2021 and March 28, 2020, respectively.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations owed to participants under this plan were $17,111 at March 27, 2021 and $17,647 at December 26, 2020 and are included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $17,171 at March 27, 2021 and $17,951 at December 26, 2020 and is included in other assets in the Company's Consolidated Condensed Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. Expenses related to the multi-employer pension plan were $60 and $78 for the three months ended March 27, 2021 and March 28, 2020, respectively. If the Company were to withdraw from the multi-employer plan, a withdrawal liability would be due, the amount of which would be determined by the plan. The withdrawal liability, as determined by the plan, would be a function of contribution rates, fund status, discount rates and various other factors at the time of any such withdrawal.

NOTE 14 - INCOME TAXES

The benefit rate for the three months ending March 27, 2021 was 1.4% compared with a benefit rate of 0.1% for the three months ending March 28, 2020. Because the Company maintains a full valuation allowance against its deferred income tax balances, the Company is only able to recognize refundable credits, a small amount of state taxes, and a benefit for the recognition of stranded tax effects within other comprehensive income (loss) related to the termination of certain derivative contracts in the tax benefit for the first three months of 2021. The Company is in a net deferred tax liability position of $91 at March 27, 2021 and December 26, 2020, respectively, which is included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $491 and $487 at March 27, 2021 and December 26, 2020, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of March 27, 2021 and December 26, 2020.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended
	March 27, 2021	March 28, 2020
Basic earnings (loss) per share:
Loss from continuing operations	$(1,967)	$(2,613)
Less: Allocation of earnings to participating securities	—	—
Loss from continuing operations available to common shareholders - basic	$(1,967)	$(2,613)
Basic weighted-average shares outstanding (1)	15,085	15,356
Basic earnings (loss) per share - continuing operations	$(0.13)	$(0.17)

Diluted earnings (loss) per share:
Loss from continuing operations available to common shareholders - basic	$(1,967)	$(2,613)
Add: Undistributed earnings reallocated to unvested shareholders	—	—
Loss from continuing operations available to common shareholders - basic	$(1,967)	$(2,613)
Basic weighted-average shares outstanding (1)	15,085	15,356
Effect of dilutive securities:
Stock options (2)	—	—
Directors' stock performance units (2)	—	—
Diluted weighted-average shares outstanding (1)(2)	15,085	15,356
Diluted earnings (loss) per share - continuing operations	$(0.13)	$(0.17)

(1)Includes Common and Class B Common shares, excluding unvested participating securities of 641 thousand as of March 27, 2021 and 490 thousand as of March 28, 2020.
(2)Shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded to the extent they are anti-dilutive. Aggregate shares excluded for the three months ended March 27, 2021 were 281 thousand and for the three months ended March 28, 2020 were 278 thousand.

Table of Contents    19

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 16 - STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Condensed Statements of Operations. The Company's stock compensation expense was $71 and $93 for the three months ended March 27, 2021 and March 28, 2020, respectively.

On February 1, 2021, the Company issued 22,000 shares of restricted stock to certain key employees. The grant-date fair value of the awards was $86, or $3.89 per share, and is expected to be recognized as stock compensation expense over a weighted-average period of 2.5 years from the date the awards were granted. Each award is subject to a continued service condition. The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

On March 10, 2021, the Company issued 325,680 shares of restricted stock to certain key employees. The grant-date fair value of the awards was $984, or $3.02 per share, and is expected to be recognized as stock compensation expense over a weighted-average period of 5.3 years from the date the awards were granted. Each award is subject to a continued service condition. The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive loss, net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 26, 2020	$(740)	$210	$(530)
Unrealized loss on interest rate swaps	38	—	38
Reclassification of loss into earnings from interest rate swaps, net of tax of $64	157	—	157
Reclassification of net actuarial gain into earnings from postretirement benefit plans	—	(6)	(6)
Balance at March 27, 2021	$(545)	$204	$(341)

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 19 - OTHER (INCOME) EXPENSE, NET

Other operating (income) expense, net is summarized as follows:

	Three Months Ended
	March 27, 2021	March 28, 2020
Other operating (income) expense, net
Gain on property, plant and equipment disposals	$—	$(37)
Gain on currency exchanges	(5)	(33)
Retirement (income) expense	72	(18)
Miscellaneous income	(65)	(4)
Other operating (income) expense, net	$2	$(92)

Other income, net is summarized as follows:

	Three Months Ended
	March 27, 2021	March 28, 2020
Other income, net:
Post-retirement income	$(2)	$(3)
Interest income	—	(2)
Miscellaneous expense	1	1
Other income, net	$(1)	$(4)

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

2020 COVID-19 Continuity Plan

As the extent of the COVID-19 pandemic became apparent, the Company implemented a continuity plan to maintain the health and safety of associates, preserve cash, and minimize the impact on customers. The response included restrictions on travel, implementation of telecommuting where appropriate and limiting contact and maintaining social distancing between associates and with customers. Cost reductions were implemented including cutting non-essential expenditures, reducing capital expenditures, rotating layoffs and furloughs, selected job eliminations and temporary salary reductions. The Company also
Table of Contents    22

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

deferred new product introductions and reduced sample and marketing expenses in 2020. Initiatives were taken with suppliers, lenders and landlords to extend payment terms in the second quarter of 2020 for existing agreements. The Company is taking advantage of payment deferrals and credits related to payroll taxes under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act as well as deferring payments into its defined contribution retirement plan. The CARES Act also provides for an employee retention credit, which is a refundable tax credit against certain employment taxes of up to $5 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees, capped at $10 of qualified wages per employee throughout the year. The Company qualified for the tax credit in the second, third and fourth quarters of 2020 and recognized $2,100 in the fourth quarter of 2020, related to the Employee Retention Credit. Of the $2,100 credit, $1,500 was recorded to Cost of Sales and the remaining $600 was recorded to Selling and Administrative Expenses.

Costs related to the facility consolidation plans are summarized as follows:

					As of March 27, 2021
	Accrued Balance at December 26, 2020	2021 Expenses To Date (1)	2021 Cash Payments	Accrued Balance at March 27, 2021	Total Costs Incurred To Date	Total Expected Costs
Corporate Office Consolidation Plan	$—	$—	$—	$—	$835	$835
Profit Improvement Plan	104	—	22	82	10,176	10,176
COVID-19 Continuity Plan	$454	$25	$210	$269	$2,556	$2,556	(2)
Total All Plans	$558	$25	$232	$351	$13,567	$13,567

Asset Impairments	$—	$—	$—	$—	$3,323	$3,323

	Accrued Balance at December 28, 2019	2020 Expenses To Date (1)	2020 Cash Payments	Accrued Balance at March 28, 2020
Corporate Office Consolidation Plan	$38	$8	$33	$13
Profit Improvement Plan	305	16	138	183
Totals	$343	$24	$171	$196

Asset Impairments	$—	$—	$—	$—

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
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 21 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	Three Months Ended
	March 27, 2021	March 28, 2020
Workers' compensation costs from former textile operations	$(30)	$(29)
Environmental remediation costs from former textile operations	(31)	(47)
Loss from discontinued operations, before taxes	$(61)	$(76)
Income tax benefit	—	—
Loss from discontinued operations, net of tax	$(61)	$(76)

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

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $1,910 as of March 27, 2021 and $1,924 as of December 26, 2020. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from the Company's estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

NOTE 22 - RELATED PARTY TRANSACTIONS

The Company purchases a portion of its product needs from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of the Company. An affiliate of Mr. Shaw holds approximately 7.6% of the Company's Common Stock, which represents approximately 3.2% of the total vote of all classes of the Company's Common Stock. Engineered Floors is one of several suppliers of such materials to the Company. Total purchases from Engineered Floors during the three months ended March 27, 2021 were approximately $977; or approximately 1.5% of the Company's cost of goods sold. Total purchases from Engineered Floors during the three months ended March 28, 2020 were approximately $1,277; or approximately 2.1% of the Company's cost of goods sold. Purchases from Engineered Floors are based on market value negotiated prices. The Company has no contractual commitments with Mr. Shaw associated with its business relationship with Engineered Floors. Transactions with Engineered Floors are reviewed annually by the Company's board of directors.

The Company is a party to a ten-year lease with the Rothman Family Partnership to lease a facility as part of the Robertex acquisition in 2013. The controlling principle of the lessor was an associate of the Company until June 30, 2018. Rent paid to the lessor during the three months ended March 27, 2021 was $73. Rent paid to the lessor during the three months ended March 28, 2020 was $72. The lease was based on current market values for similar facilities.

NOTE 23 - SUBSEQUENT EVENTS

On April 17, 2021, the Company identified that devices in its network were encrypted with ransomware. The Company immediately initiated its response protocols and launched an investigation, and a forensic firm was engaged. The Company also notified law enforcement and is working to support its investigation.

The manufacturing and distribution activities of the Company were substantially restored within the first week after the incident and were completely restored within ten days post incident. The Company’s website and email servers remain offline as the restoration efforts and forensic investigation continue.

The Company is continuing to assess all costs related to this event.
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
COVID-19 PANDEMIC
Beginning with the second week of March 2020, we began experiencing reduced volume as the result of the COVID-19 pandemic and related government restrictions. The sales decline continued into the second quarter through the third week of April after which we started to see a gradual and consistent improvement in sales through the end of the third quarter. Once the extent of the pandemic became apparent, we implemented our continuity plan to maintain the health and safety of our associates, preserve cash, and minimize the impact on our customers. We implemented cost reductions including cutting non-essential expenditures, reducing capital expenditures, rotating layoffs and furloughs, select job eliminations and temporary salary reductions. We also deferred new product introductions and reduced our sample and marketing expenses for 2020.
The recovery of sales in the residential markets, that began in the second quarter of 2020, has continued through the first quarter of 2021. Sales volume in the commercial markets has continued to be at significantly lower levels. Many of the cost reductions implemented in the second quarter of 2020 as part of our COVID-19 recovery plan have been made permanent even as sales volumes improve. Despite the improvement in sales activity, we cannot be certain as to any additional future impact of the COVID-19 crisis.

Table of Contents    25

RESULTS OF OPERATIONS

The following tables provide information derived from our Unaudited Condensed Consolidated Financial Statements for the periods indicated. Percentages used are expressed as a percent of net sales. The discussion that follows each table should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements as well as our annual report on 10-K for the year ended December 26, 2020.
Three Months Ended March 27, 2021 Compared with the Three Months Ended March 28, 2020

Net Sales

($ in thousands)	2021	2020	Inc./(Dec.)	Inc./(Dec.)
Net Sales	86,301	80,578	5,723	7.1%

During the first quarter of 2021, our net sales increased 7.1% compared with the first quarter of 2020. Our residential product sales were up 23% for the quarter as compared to the prior year while the industry, we believe, was up similarly in the higher teens. Commercial product sales decreased 37% versus the prior year quarter while the industry, we believe, experienced a decrease in the higher teens.
Increased net sales of our residential floor covering products in the first quarter of 2021 as compared to the same period in 2020 was driven by strong growth in new and existing home sales and home remodeling. Decreased sales of our commercial floor covering products in the first quarter of 2021 as compared to the same period in 2020 was the result of the continued impact of the COVID-19 pandemic on the commercial markets we serve, particularly in the hospitality and retail market segments.

	Three Months Ended
	March 27,	March 28,
	2021	2020
Net Sales	100.0%	100.0%
Cost of Sales	77.4%	76.4%
Gross Profit	22.6%	23.6%
Selling and Administrative Expenses	23.3%	25.3%
Other Operating (Income) Expenses, Net	—%	(0.1)%
Facility Consolidation and Severance Expenses, Net	—%	—%
Operating Income (Loss)	(0.7)%	(1.6)%

Gross Profit

Gross profit as a percentage of net sales was 22.6% in the first quarter of 2021 compared with 23.6% in the first quarter of 2020. The lower gross profit percentage in 2021 was driven by inefficiencies in our commercial production facilities and increases in raw material costs.

Selling and Administrative Expenses

Selling and administrative expenses were $20.1 million, or 23.3% of net sales, in the first quarter of 2021 compared with $20.4 million, or 25.3% of net sales, in the year earlier period. Many of the cost saving initiatives implemented as part of our response to the COVID-19 pandemic have been made permanent.

Table of Contents    26

Other Operating (Income) Expense, Net

Net other operating expense, was $2 thousand in the first quarter of 2021 compared with net other operating income of $92 thousand in the first quarter of 2020. The differences between the two quarters compared related to changes in currency exchange rates and fair market value adjustments related to our non qualified retirement plan.

Facility Consolidation and Severance Expenses, Net

Facility consolidation and severance expenses totaled $25 thousand in the first quarter of 2021 compared with expense of $24 thousand in the first quarter of 2020. The expenses in the first quarter of 2021 were comprised of costs related to our COVID-19 Continuity Plan. Facility consolidation expenses recorded in the first quarter of 2020 were residual expenses related to our Profit Improvement Plan.

Operating Loss

We reported an operating loss of $.7 million in the first quarter of 2021 compared with an operating loss of $1.3 million in the first quarter of 2020. The contribution from higher sales volume in 2021 was slightly offset by a lower gross profit percentage resulting from unabsorbed costs in our commercial manufacturing facilities and higher raw material costs. Expense reductions from our COVID-19 Continuity Plan contributed to lower selling and administrative expenses.

Interest Expense

Interest expense increased $44 thousand in the first quarter of 2021 compared with the first quarter of 2020. The increase is partially the result of the recognition of deferred expenses related to a derivative that was terminated in the fourth quarter of 2020.

Income Tax Provision (Benefit)

We recorded an income tax benefit of $28 thousand in the first quarter of 2021. The adjustment required in the first quarter of 2020 was an income tax benefit of $4 thousand.

The benefit rate for the three months ending March 27, 2021 was 1.4% compared with a benefit rate of 0.1% for the three months ending March 28, 2020. Because the Company maintains a full valuation allowance against its deferred tax balances, the Company is only able to recognize refundable credits, a small amount of state taxes, and a benefit for the recognition of stranded tax effects within other comprehensive income related to the termination of certain derivative contracts in the tax benefit for the first three months of 2021. The Company is in a net deferred tax liability position of $91 at March 27, 2021 and December 26, 2020, respectively, which is included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $491 thousand and $487 thousand at March 27, 2021 and December 26, 2020, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of March 27, 2021 and December 26, 2020.

Net Income (Loss)

Continuing operations reflected a loss of $2.0 million, or $0.13 per diluted share, in the first quarter of 2021 compared with a loss of $2.6 million, or $0.17 per diluted share, in the same period in 2020. Discontinued operations reflected a loss of $61 thousand, or $0.00 per diluted share, in the first quarter of 2021 compared with a loss of $76 thousand, or $0.01 per diluted share, in the same period in 2020. Including discontinued operations, the Company had a net loss of $2.0 million, or $0.13 per diluted share, in the first quarter of 2021 compared with a net loss of $2.7 million, or $0.18 per diluted share, in the first quarter of 2020.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 27, 2021, cash provided by operations was $1.6 million. Accounts receivable increased $2.9 million from the seasonally low 2020 fiscal year end accounts receivable balance. The increase in accounts receivable at March 2021 quarter end reflects the increased sales volume for the period. Inventories increased $4.3 million as we are building
Table of Contents    27

up inventories for the second quarter to meet increased demand. Accounts payable and accrued expenses increased $7.9 million primarily driven by accruals for raw material purchases in order to replenish inventory to meet the growing demand.
Purchases of capital assets for the three months ended March 27, 2021 resulted in a $.4 million cash out flow to the business. Depreciation and amortization for the three months ended March 27, 2021 were $2.6 million. We expect capital expenditures to be approximately $5 million in 2021 while depreciation and amortization is expected to be approximately $10.0 million. Planned capital expenditures in 2021 are primarily for new equipment.

During the three months ended March 27, 2021, cash used in financing activities was $1.7 million. We had net payments on our revolving credit facility of $.4 million and payments on notes payable and financing leases of $1.8 million.

After the end of the third quarter of 2020, the Company replaced its senior credit facility with Wells Fargo Capital Finance with a $75 million, senior secured Revolving Credit Facility with Fifth Third Bank National Association. Additionally, the Company entered into two fixed asset loans in the combined principal amount of $25 million.

We believe, after having reviewed various financial scenarios, our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements under current operating conditions. We cannot predict, and are unable to know, the long-term impact of the COVID-19 pandemic and the related economic consequences or how these events may affect our future liquidity. Availability under our Senior Secured Revolving Credit Facility on March 27, 2021 was $43.7 million. See footnote 9, Long-Term Debt and Credit Arrangements, for additional details regarding our Senior Credit Facility.

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

At March 27, 2021, $28,000, or approximately 37% of our total debt, was subject to short-term floating interest rates. A one-hundred basis point fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $207. Not included in the $28,000, is the amount outstanding for term loans of $24,934. Both loans are currently set to bear interest of 5% for five years. Every five years, these rates will be reset to reflect the then current 5-year treasury rate plus a margin. A one-hundred basis point fluctuation in the interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $185. See Note 9 for further discussion of these loans. The total of our debt, including the term loans, subject to floating interest rates is $52,934, or approximately 70% of our total debt. A one-hundred basis point fluctuation in the variable interest rates applicable to this total floating rate debt would have an annual after-tax impact of approximately $392.

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
Table of Contents    28

such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 27, 2021, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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
Table of Contents    31

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
Table of Contents    32

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

Our businesses rely on sophisticated systems to obtain, rapidly process, analyze and manage data. We rely on these systems to, among other things, facilitate the purchase, manufacture and distribution of our products; receive, process and ship orders on a timely basis; and to maintain accurate and up-to-date operating and financial data for the compilation of management information. We rely on our computer hardware, software and network for the storage, delivery and transmission of data to our sales and distribution systems, and certain of our production processes are managed and conducted by computer. Any damage by unforeseen events or system failure which causes interruptions to the input, retrieval and transmission of data or increase in the service time, whether caused by human error, natural disasters, power loss, computer viruses, intentional acts of vandalism, various forms of cybercrimes including and not limited to hacking, ransomware, intrusions and malware or otherwise, could disrupt our normal operations. There can be no assurance that we can effectively carry out our disaster recovery plan to handle the failure of our information systems, or that we will be able to restore our operational capacity within sufficient time to avoid material disruption to our business. The occurrence of any of these events could cause unanticipated disruptions in service, decreased customer service and customer satisfaction and harm to our reputation, which could result in loss of customers, increased operating expenses and financial losses. Any such events could in turn have a material adverse effect on our business, financial condition, results of operations, and prospects.

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
Table of Contents    33

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

Table of Contents    34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

The following table provides information regarding our repurchases of our Common Stock Shares during the three months ended March 27, 2021:

Fiscal Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs (2)
January 30, 2021	—	$—	—
February 27, 2021	—	—	—
March 27, 2021	17,359	3.27	17,359
Three Months Ended March 27, 2021	17,359	$—	17,359	$2,129,511
(1) During the three months ended March 27, 2021, 17,359 shares were withheld from employees in lieu of cash payments for withholding taxes due for a total amount of $56,764 pursuant to the terms of the applicable incentive plans.

(2) On November 4, 2020, the Company’s Board of Directors approved the repurchase of up to $2.9 million of the Company’s common stock. Such purchases would be under a Plan to be entered into on or after November 6, 2020, pursuant to Rule 10b5-1 of the Securities and Exchange act. Subject to the requirements of Rule 10b5-1, the repurchase plan would permit the purchase of up to $2.9 million of the Company’s shares beginning as of November 11, 2020 and continuing until June 2021. It is intended that purchases would be conducted to come within Rule 10b-18 and would be managed by Raymond James & Associates. The plan may be amended or terminated at any time in accordance with the Rule.

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

THE DIXIE GROUP, INC.
(Registrant)

Date: May 17, 2021	By: /s/ Allen L. Danzey
Allen L. Danzey Vice President and Chief Financial Officer

Table of Contents    36