Form 10-Q
period 2021-06-26
DIXIE GROUP INC
filed 2021-08-06
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form	10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 26, 2021
OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ___________ to __________

Commission File Number: 0-2585

THE DIXIE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Tennessee				62-0183370
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)
475 Reed Road	Dalton	Georgia	30720	(706)	876-5800
(Address of principal executive offices)			(zip code)	(Registrant's telephone number, including area code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Shares Outstanding as of July 29, 2021
Common Stock, $3 Par Value	14,795,617
Class B Common Stock, $3 Par Value	1,004,975
Class C Common Stock, $3 Par Value	0

Table of Contents    1

THE DIXIE GROUP, INC.

Table of Contents    2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(amounts in thousands, except share data)

	June 26, 2021	December 26, 2020
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,398	$1,920
Receivables, net	51,470	37,716
Inventories, net	91,384	85,399
Prepaids and other current assets	5,562	8,296
TOTAL CURRENT ASSETS	150,814	133,331

PROPERTY, PLANT AND EQUIPMENT, NET	55,039	57,904
OPERATING LEASE RIGHT-OF-USE ASSETS	20,330	22,074
OTHER ASSETS	19,819	19,559
TOTAL ASSETS	$246,002	$232,868

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$27,733	$19,058
Accrued expenses	31,669	25,965
Current portion of long-term debt	4,502	6,116
Current portion of operating lease liabilities	3,271	3,323
TOTAL CURRENT LIABILITIES	67,175	54,462

LONG-TERM DEBT, NET	73,431	72,041
OPERATING LEASE LIABILITIES	17,775	19,404
OTHER LONG-TERM LIABILITIES	22,019	23,170
TOTAL LIABILITIES	180,400	169,077

COMMITMENTS AND CONTINGENCIES (See Note 18)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 14,795,617 shares for 2021 and 14,557,435 shares for 2020	44,387	43,672
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 1,004,975 shares for 2021 and 880,313 shares for 2020	3,015	2,641
Additional paid-in capital	157,384	158,329
Accumulated deficit	(139,000)	(140,321)
Accumulated other comprehensive loss	(184)	(530)
TOTAL STOCKHOLDERS' EQUITY	65,602	63,791
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$246,002	$232,868

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    3

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
NET SALES	$104,833	$60,824	$191,134	$141,401
Cost of sales	79,058	48,580	145,885	110,164
GROSS PROFIT	25,775	12,244	45,249	31,237

Selling and administrative expenses	21,043	16,523	41,157	36,920
Other operating expense, net	33	100	35	8
Facility consolidation and severance expenses, net	71	1,246	96	1,270
OPERATING INCOME (LOSS)	4,628	(5,625)	3,961	(6,961)

Interest expense	1,242	1,357	2,571	2,642
Other income, net	—	(3)	(1)	(7)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	3,386	(6,979)	1,391	(9,596)
Income tax benefit	(24)	—	(51)	(4)
INCOME (LOSS) FROM CONTINUING OPERATIONS	3,410	(6,979)	1,442	(9,592)
Loss from discontinued operations, net of tax	(61)	(81)	(121)	(157)
NET INCOME (LOSS)	$3,349	$(7,060)	$1,321	$(9,749)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.22	$(0.46)	$0.09	$(0.63)
Discontinued operations	0.00	(0.01)	(0.01)	(0.01)
Net income (loss)	$0.22	$(0.47)	$0.08	$(0.64)

BASIC SHARES OUTSTANDING	15,119	15,331	15,102	15,344

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.21	$(0.46)	$0.09	$(0.63)
Discontinued operations	0.00	(0.01)	(0.01)	(0.01)
Net income (loss)	$0.21	$(0.47)	$0.08	$(0.64)

DILUTED SHARES OUTSTANDING	15,249	15,331	15,232	15,344

DIVIDENDS PER SHARE:
Common Stock	$—	$—	$—	$—
Class B Common Stock	—	—	—	—

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    4

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
NET INCOME (LOSS)	$3,349	$(7,060)	$1,321	$(9,749)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on interest rate swaps	5	(139)	43	(1,276)
Income taxes	—	—	—	—
Unrealized gain (loss) on interest rate swaps, net	5	(139)	43	(1,276)

Reclassification of loss into earnings from interest rate swaps (1)	222	365	443	573
Income taxes	64	—	128	—
Reclassification of loss into earnings from interest rate swaps, net	158	365	315	573

Reclassification of net actuarial gain into earnings from postretirement benefit plans (2)	(6)	(6)	(12)	(13)
Income taxes	—	—	—	—
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(6)	(6)	(12)	(13)

Reclassification of prior service credits into earnings from postretirement benefit plans (2)	—	(1)	—	(2)
Income taxes	—	—	—	—
Reclassification of prior service credits into earnings from postretirement benefit plans, net	—	(1)	—	(2)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	157	219	346	(718)

COMPREHENSIVE INCOME (LOSS)	$3,506	$(6,841)	$1,667	$(10,467)

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

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Six Months Ended
	June 26, 2021	June 27, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$1,442	$(9,592)
Loss from discontinued operations	(121)	(157)
Net income (loss)	1,321	(9,749)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,130	5,595
Provision for deferred income taxes	(128)	—
Net gain on property, plant and equipment disposals	—	(37)
Stock-based compensation expense	204	173
Bad debt expense	411	69
Changes in operating assets and liabilities:
Receivables	(14,165)	5,062
Inventories	(5,985)	5,550
Prepaids and other current assets	2,733	(594)
Accounts payable and accrued expenses	14,601	4,572
Other operating assets and liabilities	(890)	400
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,232	11,041

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	—	40
Purchase of property, plant and equipment	(1,990)	(979)
NET CASH USED IN INVESTING ACTIVITIES	(1,990)	(939)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) borrowings on revolving credit facility	3,132	(9,841)
Payments on notes payable - buildings and other term loans	(294)	(139)
Payments on notes payable - equipment and other	(1,669)	(1,201)
Payments on finance leases	(1,480)	(1,747)
Borrowings on finance leases	—	2,220
Change in outstanding checks in excess of cash	(396)	427
Repurchases of Common Stock	(57)	(207)
NET CASH USED IN FINANCING ACTIVITIES	(764)	(10,488)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	478	(386)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,920	769
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,398	$383

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,372	$1,738
Interest paid for financing leases	770	691
Income taxes paid, net of tax refunds	80	(108)
Right-of-use assets obtained in exchange for new operating lease liabilities	—	626
Equipment purchased under notes payable	—	1,314
Accrued purchases of equipment	174	205

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    6

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(amounts in thousands, except share data)

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 26, 2020	$43,672	$2,641	$158,329	$(140,321)	$(530)	$63,791
Repurchases of Common Stock - 17,359 shares	(52)	—	(4)	—	—	(56)
Restricted stock grants issued - 347,680 shares	669	374	(1,043)	—	—	—
Restricted stock grants forfeited - 7,477 shares	(22)	—	18	—	—	(4)
Stock-based compensation expense	—	—	75	—	—	75
Net loss	—	—	—	(2,028)	—	(2,028)
Other comprehensive income	—	—	—	—	189	189
Balance at March 27, 2021	$44,267	$3,015	$157,375	$(142,349)	$(341)	$61,967
Common Stock issued under Directors' Stock Plan - 40,000	120	—	(120)	—	—	—
Stock-based compensation expense	—	—	129	—	—	129
Net income	—	—	—	3,349	—	3,349
Other comprehensive income	—	—	—	—	157	157
Balance at June 26, 2021	$44,387	$3,015	$157,384	$(139,000)	$(184)	$65,602

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 28, 2019	$45,075	$2,510	$157,547	$(131,113)	$(808)	$73,211
Repurchases of Common Stock - 176,477 shares	(529)	—	325	—	—	(204)
Restricted stock grants issued - 131,867 shares	264	131	(395)	—	—	—
Stock-based compensation expense	—	—	93	—	—	93
Net loss	—	—	—	(2,689)	—	(2,689)
Other comprehensive loss	—	—	—	—	(937)	(937)
Balance at March 28, 2020	$44,810	$2,641	$157,570	$(133,802)	$(1,745)	$69,474
Repurchases of Common Stock - 3,460 shares	(10)	—	7	—	—	(3)
Stock-based compensation expense	—	—	80	—	—	80
Net loss	—	—	—	(7,060)	—	(7,060)
Other comprehensive income	—	—	—	—	219	219
Balance at June 27, 2020	$44,800	$2,641	$157,657	$(140,862)	$(1,526)	$62,710

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    7

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements which do not include all the information and notes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Dixie Group, Inc.'s and its wholly-owned subsidiaries (the "Company") 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 26, 2020. Operating results for the three and six month periods ended June 26, 2021 are not necessarily indicative of the results that may be expected for the entire 2021 year.

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

NOTE 3 - REVENUE

Revenue Recognition Policy

The Company derives its revenues primarily from the sale of floorcovering products and processing services. Revenues are recognized when control of these products or services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products and services. Sales, value add, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Shipping and handling fees charged to customers are reported within revenue. Incidental items that are immaterial in the context of the contract are recognized as an expense. The Company does not have any significant financing components as payment is received at or shortly after the point of sale. The Company determined revenue recognition through the following steps:

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

•Recognition of revenue when, or as, the performance obligation is satisfied

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue by end-user markets for the three and six month periods ended June 26, 2021 and June 27, 2020:

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Residential floorcovering products	$89,892	$45,070	$162,239	$104,572
Commercial floorcovering products	14,182	15,453	27,569	36,082
Other services	759	301	1,326	747
Total net sales	$104,833	$60,824	$191,134	$141,401

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

The activity in the advanced deposits for the three and six month periods ended June 26, 2021 and June 27, 2020 is as follows:

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Beginning contract liability	$4,322	$5,199	$3,139	$4,685
Revenue recognized from contract liabilities included in the beginning balance	(2,733)	(3,239)	(2,419)	(3,590)
Increases due to cash received, net of amounts recognized in revenue during the period	3,120	2,604	3,989	3,469
Ending contract liability	$4,709	$4,564	$4,709	$4,564

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

NOTE 4 - RECEIVABLES, NET

Receivables are summarized as follows:

	June 26, 2021	December 26, 2020
Customers, trade	$50,415	$36,735
Other receivables	1,594	1,125
Gross receivables	52,009	37,860
Less: allowance for doubtful accounts	(539)	(144)
Receivables, net	$51,470	$37,716

Bad debt expense was $411 for the three months ended June 26, 2021 and $103 for the three months ended June 27, 2020. Bad debt expense was $411 for the six months ended June 26, 2021 and $69 for the six months ended June 27, 2020.

NOTE 5 - INVENTORIES, NET

Inventories are summarized as follows:

	June 26, 2021	December 26, 2020
Raw materials	$37,199	$31,167
Work-in-process	16,020	13,305
Finished goods	62,827	59,271
Supplies and other	151	167
LIFO reserve	(24,813)	(18,511)
Inventories, net	$91,384	$85,399

Table of Contents    10

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	June 26, 2021	December 26, 2020
Land and improvements	$3,422	$3,422
Buildings and improvements	51,479	51,479
Machinery and equipment	182,476	181,642
Assets under construction	2,422	1,167
	239,799	237,710
Accumulated depreciation	(184,760)	(179,806)
Property, plant and equipment, net	$55,039	$57,904

Depreciation of property, plant and equipment, including amounts for finance leases, totaled $2,502 and $5,029 in the three and six months ended June 26, 2021, respectively, and $2,505 and $5,485 in the three and six months ended June 27, 2020, respectively.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	June 26, 2021	December 26, 2020
Compensation and benefits	$11,170	$9,159
Provision for customer rebates, claims and allowances	9,634	8,006
Advanced customer deposits	4,709	3,139
Outstanding checks in excess of cash	1,698	2,094
Other	4,458	3,567
Accrued expenses	$31,669	$25,965

NOTE 8 - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products. Product warranty reserves are included in accrued expenses in the Company's Consolidated Condensed Balance Sheets. The following is a summary of the Company's product warranty activity:

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Product warranty reserve at beginning of period	$1,013	$899	$989	$1,002
Warranty liabilities accrued	207	165	396	443
Warranty liabilities settled	(100)	(154)	(265)	(535)
Product warranty reserve at end of period	$1,120	$910	$1,120	$910

Table of Contents    11

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 9 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	June 26, 2021	December 26, 2020
Revolving credit facility	$31,484	$28,353
Term Loans	24,884	24,970
Notes payable - buildings	5,692	5,900
Notes payable - equipment and other	2,257	3,926
Finance lease - buildings	10,988	11,097
Finance lease obligations	4,470	5,841
Deferred financing costs, net	(1,842)	(1,930)
Total long-term debt	77,933	78,157
Less: current portion of long-term debt	4,502	6,116
Long-term debt	$73,431	$72,041

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

At the Company's election, advances of the revolving credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, or 3 month periods, as defined with a floor or 0.75% or published LIBOR, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate plus an applicable margin ranging between 0.50% and 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. As of June 26, 2021, the applicable margin on the Company's revolving credit facility was 1.75%. The Company pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.25% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 2.67% at June 26, 2021 and 2.68% at December 26, 2020.

The agreement is subject to customary terms and conditions and annual administrative fees with pricing varying on excess availability and a fixed charge coverage ratio. The agreement is also subject to certain compliance, affirmative, and financial covenants. As of the reporting date, the Company is in compliance with all such applicable covenants. The Company is only subject to the financial covenants if borrowing availability is less than 12.5% of the availability, and remains until the availability is greater than 12.5% for thirty consecutive days. As of June 26, 2021, the unused borrowing availability under the revolving credit facility was $40,212.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	June 26, 2021	December 26, 2020
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$20,330	$22,074

Current portion of operating lease liabilities	Current portion of operating lease liabilities	3,271	3,323
Noncurrent portion of operating lease liabilities	Operating lease liabilities	17,775	19,404
Total operating lease liabilities		$21,046	$22,727

Finance Leases:
Finance lease right-of-use assets (1)	Property, plant, and equipment, net	$12,928	$14,332

Current portion of finance lease liabilities (1)	Current portion of long-term debt	2,137	2,771
Noncurrent portion of finance lease liabilities (1)	Long-term debt	13,321	14,167
		$15,458	$16,938
(1) Includes leases classified as failed sale-leaseback transactions.

Lease cost recognized in the consolidated condensed financial statements is summarized as follows:

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Operating lease cost	$1,238	$1,307	$2,706	$2,599

Finance lease cost:
Amortization of lease assets (1)	702	790	1,404	1,580
Interest on lease liabilities (1)	379	348	770	691
Total finance lease costs (1)	$1,081	$1,138	$2,174	$2,271
(1) Includes leases classified as failed sale-leaseback transactions.

Table of Contents    14

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Other supplemental information related to leases is summarized as follows:

	June 26, 2021	June 27, 2020
Weighted average remaining lease term (in years):
Operating leases	7.47	8.02
Finance leases (1)	13.03	11.53

Weighted average discount rate:
Operating leases	6.92%	6.93%
Finance leases (1)	9.56%	9.19%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,438	2,330
Operating cash flows from finance leases (1)	770	691
Financing cash flows from finance leases (1)	1,480	1,747
(1) Includes leases classified as failed sale-leaseback transactions.

The following table summarizes the Company's future minimum lease payments under non-cancellable contractual obligations for operating and financing liabilities as of June 26, 2021:

Fiscal Year	Operating Leases	Finance Leases
2021	2,342	2,004
2022	4,198	2,782
2023	3,251	3,409
2024	2,940	1,045
2025	2,969	1,053
Thereafter	11,561	14,985
Total future minimum lease payments (undiscounted)	27,261	25,278
Less: Present value discount	6,215	9,820
Total lease liability	21,046	15,458

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Condensed Balance Sheets as of June 26, 2021 and December 26, 2020:

	June 26, 2021	December 26, 2020	Fair Value Hierarchy Level
Liabilities:
Interest rate swaps (1)	$328	$440	Level 2

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

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	June 26, 2021		December 26, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$2,398	$2,398	$1,920	$1,920
Financial liabilities:
Long-term debt, including current portion	62,475	60,662	61,219	58,803
Finance leases, including current portion	15,458	17,802	16,938	18,451
Interest rate swaps	328	328	440	440

The fair values of the Company's long-term debt and finance leases were estimated using market rates the Company believes would be available for similar types of financial instruments and represent level 2 measurements. The fair values of cash and cash equivalents approximate their carrying amounts due to the short-term nature of the financial instruments.

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

The following is a summary of the Company's interest rate swap outstanding as of June 26, 2021:

Type	Notional Amount		Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$5,588	(2)	November 7, 2014 through November 7, 2024	4.500%	1 Month LIBOR

(1) Interest rate swap notional amount amortizes by $35 monthly to maturity.

The following table summarizes the fair values of derivative instruments included in the Company's consolidated condensed financial statements:

	Location on Consolidated Balance Sheets	Fair Value
		June 26, 2021	December 26, 2020
Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued expenses	$130	$135
Interest rate swaps, long-term portion	Other long-term liabilities	198	305
Total Liability Derivatives		$328	$440

Table of Contents    16

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following tables summarize the pre-tax impact of derivative instruments on the Company's consolidated condensed financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$5	$(139)	$43	$(1,276)

	Amount of Gain (Loss) Reclassified from AOCIL on the effective portion into Earnings (1)(2)
	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$34	$(365)	$68	$(573)
	Amount of Gain or (Loss) Recognized on the Dedesignated Portion in Income on Derivative (3)
	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Derivatives dedesignated as hedging instruments:
Cash flow hedges - interest rate swaps	$188	$—	$375	$—

(1)The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's consolidated condensed financial statements.
(2)The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to June 26, 2021 is $130.
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

NOTE 13 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers approximately 84% of the Company's current associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $195 and $67 for the three months ended June 26, 2021 and June 27, 2020, respectively, and $419 and $173 for the six months ended June 26, 2021 and June 27, 2020, respectively.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers approximately 16% of the Company's current associates at one facility who are under a collective-bargaining agreement. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $33 and $17 for the three months ended June 26, 2021 and June 27, 2020, respectively, and $54 and $43 for the six months ended June 26, 2021 and June 27, 2020, respectively.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations owed to participants under this plan were $18,055 at June 26, 2021 and $17,647 at December 26, 2020 and are included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $18,174 at June 26, 2021 and $17,951 at December 26, 2020 and is included in other assets in the Company's Consolidated Condensed Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. Expenses related to the multi-employer pension plan were $72 and $55 for the three months ended June 26, 2021 and June 27, 2020, respectively, and $133 for both the six month periods ended June 26, 2021 and June 27, 2020, respectively. If the Company were to withdraw from the multi-employer plan, a withdrawal liability would be due, the amount of which would be determined by the plan. The withdrawal liability, as determined by the plan, would be a function of contribution rates, fund status, discount rates and various other factors at the time of any such withdrawal.

NOTE 14 - INCOME TAXES

The benefit rate for the six months ending June 26, 2021 was 3.67% compared with a benefit rate of 0.04% for the six months ending June 27, 2020. Because the Company maintains a full valuation allowance against its deferred income tax balances, the Company is only able to recognize refundable credits, a small amount of state taxes, and a benefit for the recognition of stranded tax effects within other comprehensive income (loss) related to the termination of certain derivative contracts in the tax benefit for the first six months of 2021. The Company is in a net deferred tax liability position of $91 at June 26, 2021 and December 26, 2020, respectively, which is included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $496 and $487 at June 26, 2021 and December 26, 2020, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of June 26, 2021 and December 26, 2020.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Basic earnings (loss) per share:
Income (loss) from continuing operations	$3,410	$(6,979)	$1,442	$(9,592)
Less: Allocation of earnings to participating securities	(144)	—	(50)	—
Income (loss) from continuing operations available to common shareholders - basic	$3,266	$(6,979)	$1,392	$(9,592)
Basic weighted-average shares outstanding (1)	15,119	15,331	15,102	15,344
Basic earnings (loss) per share - continuing operations	$0.22	$(0.46)	$0.09	$(0.63)

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to common shareholders - basic	$3,266	$(6,979)	$1,392	$(9,592)
Add: Undistributed earnings reallocated to unvested shareholders	1	—	1	—
Income (loss ) from continuing operations available to common shareholders - basic	$3,267	$(6,979)	$1,393	$(9,592)
Basic weighted-average shares outstanding (1)	15,119	15,331	15,102	15,344
Effect of dilutive securities:
Stock options (2)	—	—	—	—
Directors' stock performance units (2)	130	—	130	—
Diluted weighted-average shares outstanding (1)(2)	15,249	15,331	15,232	15,344
Diluted earnings (loss) per share - continuing operations	$0.21	$(0.46)	$0.09	$(0.63)

(1)Includes Common and Class B Common shares, excluding unvested participating securities of 681 thousand as of June 26, 2021 and 480 thousand as of June 27, 2020.
(2)Shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded to the extent they are anti-dilutive. Aggregate shares excluded for the three and six months ended June 26, 2021 were 151 thousand and for the three and six months ended June 27, 2020 were 296 thousand.

NOTE 16 - STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Condensed Statements of Operations. The Company's stock compensation expense was $129 and $80 for the three months ended June 26, 2021 and June 27, 2020, respectively, and $204 and $173 for the six months ended June 26, 2021 and June 27, 2020, respectively.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive loss, net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 26, 2020	$(740)	$210	$(530)
Unrealized loss on interest rate swaps	43	—	43
Reclassification of loss into earnings from interest rate swaps, net of tax of $128	315	—	315
Reclassification of net actuarial gain into earnings from postretirement benefit plans	—	(12)	(12)
Balance at June 26, 2021	$(382)	$198	$(184)

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

NOTE 19 - OTHER OPERATING EXPENSE, NET

Other operating expense, net is summarized as follows:

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Other operating expense, net
Gain on property, plant and equipment disposals	$—	$—	$—	$(37)
(Gain) loss on currency exchanges	(4)	57	(9)	25
Retirement expense	76	49	148	31
Miscellaneous income	(39)	(6)	(104)	(11)
Other operating expense, net	$33	$100	$35	$8

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

expenditures, rotating layoffs and furloughs, selected job eliminations and temporary salary reductions. The Company also deferred new product introductions and reduced sample and marketing expenses in 2020. Initiatives were taken with suppliers, lenders and landlords to extend payment terms in the second quarter of 2020 for existing agreements. The Company is taking advantage of payment deferrals and credits related to payroll taxes under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act as well as deferring payments into its defined contribution retirement plan. The CARES Act also provides for an employee retention credit, which is a refundable tax credit against certain employment taxes of up to $5 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees, capped at $10 of qualified wages per employee throughout the year. The Company qualified for the tax credit in the second, third and fourth quarters of 2020 and recognized $2,100 in the fourth quarter of 2020, related to the Employee Retention Credit. Of the $2,100 credit, $1,500 was recorded to Cost of Sales and the remaining $600 was recorded to Selling and Administrative Expenses.

Costs related to the facility consolidation plans are summarized as follows:

					As of June 26, 2021
	Accrued Balance at December 26, 2020	2021 Expenses To Date (1)	2021 Cash Payments	Accrued Balance at June 26, 2021	Total Costs Incurred To Date	Total Expected Costs
Corporate Office Consolidation Plan	$—	$—	$—	$—	$835	$835
Profit Improvement Plan	104	96	144	56	10,272	10,272
COVID-19 Continuity Plan	$454	$—	$282	$172	$2,531	$2,531	(2)
Total All Plans	$558	$96	$426	$228	$13,638	$13,638

Asset Impairments	$—	$—	$—	$—	$3,323	$3,323

	Accrued Balance at December 28, 2019	2020 Expenses To Date (1)	2020 Cash Payments	Accrued Balance at June 27, 2020
Corporate Office Consolidation Plan	$38	$5	$43	$—
Profit Improvement Plan	305	246	426	125
COVID-19 Continuity Plan	$—	$1,019	$367	$652
Total All Plans	$343	$1,270	$836	$777

Asset Impairments	$—	$—	$—	$—

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
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 21 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	Three Months Ended		Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Workers' compensation costs from former textile operations	$(39)	$(36)	$(68)	$(65)
Environmental remediation costs from former textile operations	(22)	(45)	(53)	(92)
Loss from discontinued operations, before taxes	$(61)	$(81)	$(121)	$(157)
Income tax benefit	—	—	—	—
Loss from discontinued operations, net of tax	$(61)	$(81)	$(121)	$(157)

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

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $1,899 as of June 26, 2021 and $1,924 as of December 26, 2020. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from the Company's estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

NOTE 22 - RELATED PARTY TRANSACTIONS

The Company purchases a portion of its product needs from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of the Company. An affiliate of Mr. Shaw holds approximately 7.6% of the Company's Common Stock, which represents approximately 3.2% of the total vote of all classes of the Company's Common Stock. Engineered Floors is one of several suppliers of such materials to the Company. Total purchases from Engineered Floors during the three and six months ended June 26, 2021 were approximately $925 and $1,902, respectively; or approximately 1.2% and 1.3%, respectively, of the Company's cost of goods sold. Total purchases from Engineered Floors during the three and six months ended June 27, 2020 were approximately $992 and $2,269, respectively; or approximately 2.0% and 2.1%, respectively, of the Company's cost of goods sold. Purchases from Engineered Floors are based on market value negotiated prices. The Company has no contractual commitments with Mr. Shaw associated with its business relationship with Engineered Floors. Transactions with Engineered Floors are reviewed annually by the Company's board of directors.

The Company is a party to a ten-year lease with the Rothman Family Partnership to lease a facility as part of the Robertex acquisition in 2013. The controlling principle of the lessor was an associate of the Company until June 30, 2018. Rent paid to the lessor during the three and six months ended June 26, 2021 was $73 and $146, respectively. Rent paid to the lessor during the three and six months ended June 27, 2020 was $72 and $143, respectively. The lease was based on current market values for similar facilities.

NOTE 23 - Subsequent Events

On June 30, 2021, the Company announced it had entered into an agreement in principle for the sale of its commercial business to Mannington Mills, Inc. The terms and conditions of the agreement are being discussed and are expected to be finalized in the near future.
Table of Contents    22

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated condensed financial statements and related notes appearing elsewhere in this report.

FORWARD-LOOKING INFORMATION

This Report contains statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include the use of terms or phrases such as "expects," "estimates," "projects," "believes," "anticipates," "intends," and similar terms and phrases. Such forward-looking statements relate to, among other matters, our future financial performance, business prospects, growth strategies or liquidity. The following important factors may affect our future results and could cause those results to differ materially from our historical results; these factors include, in addition to those “Risk Factors” detailed in item 1A of this report, and described elsewhere in this document: the potential negative impact to our business of the ongoing coronavirus (“COVID-19”) pandemic, the duration, impact and severity of which is highly uncertain, the cost and availability of, raw materials, capital and transportation costs related to petroleum price levels, the cost and availability of energy supplies, the loss of a significant customer or group of customers and/or major supplier(s), the ability to attract, develop and retain qualified personnel, materially adverse changes in economic conditions generally in carpet, rug and floorcovering markets we serve, and other risks detailed from time to time in our filings with the Securities and Exchange Commission.
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
Our net sales were $105 million for the second quarter of 2021 and $191 million for the six months ended June 26, 2021. Comparisons to the same periods in prior year are heavily skewed by the significant negative impact of the COVID-19 pandemic in the second quarter of 2020 as well as high demand for residential products in 2021. Strong activity in the housing markets related to remodeling and new home construction have driven a strong demand for residential floor covering products in 2021. However, order activity in the commercial markets are at below pre-pandemic levels as many businesses continue a gradual recovery to normal operating levels.
Our net income on the three months and six months ended June 26, 2021 was $3.3 million and $1.3 million respectively. The income was driven by strong operating margins, resulting from high production volume in our manufacturing plants, and selling and administrative expenses at levels that are favorably in line with sales volume when compared with prior periods.
Our interest expense for the three month period ended June 26, 2021 was $1,242 which compares favorably to the interest expense of $1,357 from the same period in the prior year. The interest expense for the six month period ended June 26, 2021 was $2,571 which also compares favorably to the $2,642 in interest expense in the same period of the prior year. The reduced interest expense is a factor of our reduction and restructuring of debt over the last two years. We have reduced debt by $63 million from our most recent high level of debt at $141 million at September 29, 2018 to $78 million at June 26, 2021.
During the second quarter of 2021, the trademark for certain branded fibers our company has historically used in certain products was sold to a mass market retailer. Under the terms of the agreement, the availability of the trademark for use by our company, and others in the industry, is being gradually phased out. Our company had previously begun developing alternative offerings in response to prior disruptions in fiber supply. We accelerated the development process and we believe the movement away from dependence on the particular trademark and related fibers will provide the company with opportunities to develop enhanced competitive products with alternate fibers. We have also assisted our specialty retail customers with the transition to our new offerings through a non-disruptive, turnkey solution offering a retail friendly selling solution including new signage and merchandising materials.
RANSOMWARE INCIDENT
Table of Contents    23

On April 17, 2021, we detected a ransomware attack on portions of our information technology systems. Response protocols were initiated immediately, we contacted our cybersecurity insurance provider, notified legal authorities and engaged cybersecurity experts. All systems impacted by this attack have been substantially restored and additional security measures have been put in place. We continue to assess the financial impact of the interruption to our business caused by this event.

COVID-19 PANDEMIC
Beginning with the second week of March 2020, we began experiencing reduced volume as the result of the COVID-19 pandemic and related government restrictions. The sales decline continued into the second quarter through the third week of April 2020 after which we started to see a gradual and consistent improvement in sales through the end of the third quarter. Once the extent of the pandemic became apparent, we implemented our continuity plan to maintain the health and safety of our associates, preserve cash, and minimize the impact on our customers. We implemented cost reductions including cutting non-essential expenditures, reducing capital expenditures, rotating layoffs and furloughs, select job eliminations and temporary salary reductions. We also deferred new product introductions and reduced our sample and marketing expenses for 2020. We cannot be certain as to any additional future impact of the COVID-19 crisis.
RESULTS OF OPERATIONS
Table of Contents    24

The following tables provide information derived from our Unaudited Condensed Consolidated Financial Statements for the periods indicated. Percentages used are expressed as a percent of net sales. The discussion that follows each table should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements as well as our annual report on Form 10-K for the year ended December 26, 2020.
Three Months Ended June 26, 2021 Compared with the Three Months Ended June 27, 2020

Net Sales

($ in thousands)	2021	2020	Inc./(Dec.)	Inc./(Dec.)
Net Sales	104,833	60,824	44,009	72.4%

During the second quarter of 2021, our net sales increased 72.3% compared with the second quarter of 2020. Our residential product sales were up 99.5% for the quarter as compared to the prior year while the industry, we believe, was up in the mid fifties. Commercial product sales decreased 8.2% versus the prior year quarter while the industry, we believe, experienced an increase in the low teens.
The significant increase in the net sales of our residential floor covering products in the first quarter of 2021 as compared to the same period in 2020 was the result of the impact of the COVID-19 pandemic in the second quarter of 2020 and by strong growth in new and existing home sales and home remodeling in 2021. Decreased sales of our commercial floor covering products in the first quarter of 2021 as compared to the same period in 2020 was the result of the continued impact of the COVID-19 pandemic on the commercial markets we serve, particularly in the hospitality and retail market segments.

	Three Months Ended
	June 26,	June 27,
	2021	2020
Net Sales	100.0%	100.0%
Cost of Sales	75.4%	79.9%
Gross Profit	24.6%	20.1%
Selling and Administrative Expenses	20.1%	27.2%
Other Operating (Income) Expenses, Net	—%	0.2%
Facility Consolidation and Severance Expenses, Net	0.1%	2.0%
Operating Income (Loss)	4.4%	(9.4)%

Gross Profit
Gross profit as a percentage of net sales was 24.6% in the first quarter of 2021 compared with 20.1% in the first quarter of 2020. The lower gross profit percentage in 2020 was driven by under absorbed costs as a result of the lower volume caused by the COVID-19 pandemic. Higher residential production volumes in 2021 were leveraged to offset inefficiencies in our commercial production facilities and increases in raw material costs.

Selling and Administrative Expenses

Selling and administrative expenses were $21.0 million, or 20.1% of net sales, in the second quarter of 2021 compared with $16.5 million, or 27.2% of net sales, in the year earlier period. In the second quarter of 2020, the Company initiated cost reductions including layoffs, pay reductions and spending freezes in response to the reduced demand caused by the COVID-19 pandemic. Spending on selling and administrative expenses in 2021 increased in line with growing demand.

Other Operating (Income) Expense, Net
Table of Contents    25

Net other operating expense, was $33 thousand in the second quarter of 2021 compared with net other operating expense of $100 thousand in the second quarter of 2020. The differences between the two quarters compared related to changes in fair market value adjustments related to our non-qualified retirement plan.

Facility Consolidation and Severance Expenses, Net

Facility consolidation and severance expenses totaled $71 thousand in the second quarter of 2021 compared with expense of $1,246 thousand in the second quarter of 2020. Facility consolidation expenses recorded in the second quarter of 2021 were residual expenses related to our Profit Improvement Plan. The expenses in the second quarter of 2020 were comprised of costs related to our COVID-19 Continuity Plan.

Operating Income (Loss)

We reported an operating income of $4.6 million in the second quarter of 2021 compared with an operating loss of $5.6 million in the second quarter of 2020. In the second quarter of 2021, under absorbed costs in our commercial manufacturing facilities and higher raw material costs were offset by the contribution from higher sales volume. In the second quarter of 2020, the lower sales volume as a result of the onset of the COVID-19 pandemic contributed to under absorbed manufacturing costs and lower gross profit margins.The lower margins were slightly offset by expense reductions from our COVID-19 Continuity Plan.

Interest Expense

Interest expense decreased $115 thousand in the second quarter of 2021 compared with the second quarter of 2020. The decrease is the result of restructuring and reduction of debt.

Income Tax Benefit

We recorded an income tax benefit of $24 thousand in the second quarter of 2021. No tax adjustment was required in the second quarter of 2020.

Net Income (Loss)

Continuing operations reflected an income of $3.4 million, or $0.21 per diluted share, in the second quarter of 2021 compared with a loss of $7.0 million, or $0.46 per diluted share, in the same period in 2020. Discontinued operations reflected a loss of $61 thousand, or $0.00 per diluted share, in the second quarter of 2021 compared with a loss of $81 thousand, or $0.01 per diluted share, in the same period in 2020. Including discontinued operations, the Company had a net income of $3.3 million, or $0.21 per diluted share, in the second quarter of 2021 compared with a net loss of $7.1 million, or $0.47 per diluted share, in the second quarter of 2020.
Table of Contents    26

Six Months Ended June 26, 2021 Compared with the Six Months Ended June 27, 2020

Net Sales

($ in thousands)	2021	2020	Inc./(Dec.)	Inc./(Dec.)
Net Sales	191,134	141,401	49,733	35.2%

During the first six months of 2021, net sales increased 35.2% compared with the first six months of 2020. Our residential product sales were up 55.1% for the six month period as compared to the same period of the prior year while the industry, we believe, was up in the mid thirties. Commercial product sales decreased 23.6% versus the prior six month period while the industry, we believe, experienced a decrease in the mid single digits.
The significant increase in the net sales of our residential floor covering products in the first six months of 2021 as compared to the same period in 2020 was the result of the impact of the COVID-19 pandemic in the second quarter of 2020 and by strong growth in new and existing home sales and home remodeling in 2021. Decreased sales of our commercial floor covering products in the first quarter of 2021 as compared to the same period in 2020 was the result of the continued impact of the COVID-19 pandemic on the commercial markets we serve, particularly in the hospitality and retail market segments.

	Six Months Ended
	June 26,	June 27,
	2021	2020
Net Sales	100.0%	100.0%
Cost of Sales	76.3%	77.9%
Gross Profit	23.7%	22.1%
Selling and Administrative Expenses	21.5%	26.1%
Other Operating (Income) Expenses, Net	—%	—%
Facility Consolidation and Severance Expenses, Net	0.1%	0.9%
Operating Income (Loss)	2.1%	(4.9)%

Gross Profit
Gross profit as a percentage of net sales was 23.7% in the first six months of 2021 compared with 22.1% in the first six months of 2020. The lower gross profit percentage in 2020 was driven by under absorbed costs as a result of the lower volume caused by the COVID-19 pandemic. Higher residential production volumes in 2021 were leveraged to offset inefficiencies in our commercial production facilities and increases in raw material costs.

Selling and Administrative Expenses

Selling and administrative expenses were $41.2 million, or 21.5% of net sales, in the first six months of 2021 compared with $36.9 million, or 26.1% of net sales, in the year earlier period. In the second quarter of 2020, the Company initiated cost reductions including layoffs, pay reductions and spending freezes in response to the reduced demand caused by the COVID-19 pandemic. Spending on selling and administrative expenses in 2021 increased in line with growing demand.

Other Operating (Income) Expense, Net

Net other operating expense, was $35 thousand in the first six months of 2021 compared with net other operating expense of 8 thousand in the same period of 2020. The differences between the two periods compared related to changes in fair market value adjustments related to our non-qualified retirement plan.
Table of Contents    27

Facility Consolidation and Severance Expenses, Net

Facility consolidation and severance expenses totaled $96 thousand in the six month period ended June 26, 2021 compared with expense of $1,270 thousand in the six month period ended June 27, 2020. Facility consolidation expenses recorded in the first six months of 2021 were residual expenses related to our Profit Improvement Plan and the COVID-19 Continuity Plan. The expenses in the second quarter of 2020 were comprised of costs related to our COVID-19 Continuity Plan including severance expenses and financing expenses.

Operating Income (Loss)

We reported an operating income of $4.0 million in the first six months of 2021 compared with an operating loss of $7.0 million in the first six months of 2020. In the first six months of 2021, higher sales demand in the residential markets helped offset the under absorbed costs in our commercial manufacturing facilities and higher raw material costs. In the first six months of 2020, the lower sales volume as a result of the onset of the COVID-19 pandemic contributed to under absorbed manufacturing costs and lower gross profit margins..The lower margins were slightly offset by expense reductions from our COVID-19 Continuity Plan.

Interest Expense

Interest expense decreased $71 thousand in the six month period ended June 26, 2021 compared with the same period of 2020. The decrease is the result of restructuring and reduction of debt.

Income Tax Benefit

We recorded an income tax benefit of $51 thousand in the first six months of 2021 compared to a benefit of $4 thousand in the same period of the prior year.

The benefit rate for the six months ending June 26, 2021 was 3.67% compared with a benefit rate of 0.04% for the six months ending June 27, 2020. Because the Company maintains a full valuation allowance against its deferred income tax balances, the Company is only able to recognize refundable credits, a small amount of state taxes, and a benefit for the recognition of stranded tax effects within other comprehensive income (loss) related to the termination of certain derivative contracts in the tax benefit for the first six months of 2021. The Company is in a net deferred tax liability position of $91 at June 26, 2021 and December 26, 2020, respectively, which is included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets.
The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $496 thousand and $487 thousand at June 26, 2021 and December 26, 2020, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of June 26, 2021 and December 26, 2020.

Net Income (Loss)

Continuing operations reflected an income of $1.4 million, or $0.09 per diluted share, in the first six months of 2021 compared with a loss of $9.6 million, or $0.63 per diluted share, in the same period in 2020. Discontinued operations reflected a loss of $121 thousand, or $0.01 per diluted share, in the first six months of 2021 compared with a loss of $157 thousand, or $0.01 per diluted share, in the same period in 2020. Including discontinued operations, the Company had a net income of $1.3 million, or $0.08 per diluted share, in the six month period ended June 26, 2021 compared with a net loss of $9.7 million, or $0.64 per diluted share, in the same period of 2020.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 26, 2021, cash provided by operations was $3.2 million. The income from operations for the period was $1.3 million. Accounts receivable increased $14.2 million from the seasonally low 2020 fiscal year end accounts receivable balance. The increase in accounts receivable at June 2021 quarter end reflects the increased sales volume for the period driven by the higher demand for residential products. Inventories increased $6.0 million as we are building up inventories to meet increased demand. Accounts payable and accrued expenses increased $14.6 million primarily driven by accruals for raw material purchases in order to replenish inventory to meet the growing demand.
Purchases of capital assets for the six months ended June 26, 2021 resulted in a $2.0 million cash out flow to the business. Depreciation and amortization for the six months ended June 26, 2021 were $5.1 million. We expect capital expenditures to be approximately $5.0 million in 2021 while depreciation and amortization is expected to be approximately $10.0 million. Planned capital expenditures in 2021 are primarily for new equipment.
Table of Contents    28

During the six months ended June 26, 2021, cash used in financing activities was $0.8 million. We had net borrowings on our revolving credit facility of $3.1 million and payments on notes payable and financing leases of $3.4 million.

After the end of the third quarter of 2020, the Company replaced its senior credit facility with Wells Fargo Capital Finance with a $75 million, senior secured Revolving Credit Facility with Fifth Third Bank National Association. Additionally, the Company entered into two fixed asset loans in the combined principal amount of $25 million.

We believe, after having reviewed various financial scenarios, our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements under current operating conditions. We cannot predict, and are unable to know, the long-term impact of the COVID-19 pandemic and the related economic consequences or how these events may affect our future liquidity. Availability under our Senior Secured Revolving Credit Facility on June 26, 2021 was $40.2 million. See Note 9, Long-Term Debt and Credit Arrangements, for additional details regarding our Senior Credit Facility.

Significant additional cash expenditures above our normal liquidity requirements, significant deterioration in economic conditions or continued operating losses could affect our business and require supplemental financing or other funding sources. There can be no assurance that such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us.
Changes to Critical Accounting Policies
Our critical accounting policies were outlined in Management's Discussion and Analysis of Results of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

At June 26, 2021, $31,484, or approximately 40% of our total debt, was subject to short-term floating interest rates. A one-hundred basis point fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $233. Not included in the $31,484, is the amount outstanding for term loans of $24,884. Both loans are currently set to bear interest of 5% for five years. Every five years, these rates will be reset to reflect the then current 5-year treasury rate plus a margin. A one-hundred basis point fluctuation in the interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $184. See Note 9 for further discussion of these loans. The total of our debt, including the term loans, subject to floating interest rates is $56,368, or approximately 72% of our total debt. A one-hundred basis point fluctuation in the variable interest rates applicable to this total floating rate debt would have an annual after-tax impact of approximately $417.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 26, 2021, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

No changes in our internal control over financial reporting occurred during the quarter covered by this report that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Table of Contents    29

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

Table of Contents    30

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
Table of Contents    32

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
Table of Contents    33

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

Our businesses rely on sophisticated systems to obtain, rapidly process, analyze and manage data. We rely on these systems to, among other things, facilitate the purchase, manufacture and distribution of our products; receive, process and ship orders on a timely basis; and to maintain accurate and up-to-date operating and financial data for the compilation of management information. We rely on our computer hardware, software and network for the storage, delivery and transmission of data to our sales and distribution systems, and certain of our production processes are managed and conducted by computer. Any damage by unforeseen events or system failure which causes interruptions to the input, retrieval and transmission of data or increase in the service time, whether caused by human error, natural disasters, power loss, computer viruses, intentional acts of vandalism, various forms of cybercrimes including and not limited to hacking, ransomware, intrusions and malware or otherwise, could disrupt our normal operations. Depending upon the severity of the incident, there can be no assurance that we can effectively carry out our disaster recovery plan to handle a failure of our information systems, or that we will be able to restore our operational capacity within sufficient time to avoid material disruption to our business. The occurrence of any of these events could cause unanticipated disruptions in service, decreased customer service and customer satisfaction and harm to our reputation, which could result in loss of customers, increased operating expenses and financial losses. Any such events could in turn have a material adverse effect on our business, financial condition, results of operations, and prospects.

On April 17, 2021, we detected a ransomware attack on portions of our information technology systems. We initiated recovery efforts and implemented additional security measures in response. Despite the best efforts toward the security of computer networks, all companies are subject to such attacks by cyber criminals as they become more frequent and their ability to circumvent security measures become more sophisticated.

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
Table of Contents    34

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

Table of Contents    35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

The following table provides information regarding our repurchases of our Common Stock Shares during the three months ended June 26, 2021:

Fiscal Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs (1)
May 1, 2021	—	$—	—
May 29, 2021	—	—	—
June 26, 2021	—	—	—
Three Months Ended June 26, 2021	—	$—	—	$2,129,511
(1) On November 4, 2020, the Company’s Board of Directors approved the repurchase of up to $2.9 million of the Company’s common stock. Such purchases would be under a Plan to be entered into on or after November 6, 2020, pursuant to Rule 10b5-1 of the Securities and Exchange act. Subject to the requirements of Rule 10b5-1, the repurchase plan would permit the purchase of up to $2.9 million of the Company’s shares beginning as of November 11, 2020 and continuing until June 2021. It is intended that purchases would be conducted to come within Rule 10b-18 and would be managed by Raymond James & Associates. The plan may be amended or terminated at any time in accordance with the Rule.

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
101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document
Table of Contents    36

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIXIE GROUP, INC.
(Registrant)

Date: August 6, 2021	By: /s/ Allen L. Danzey
Allen L. Danzey Vice President and Chief Financial Officer

Table of Contents    37