Form 10-Q
period 2021-09-25
DIXIE GROUP INC
filed 2021-11-15
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form	10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 25, 2021
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Shares Outstanding as of November 13, 2021
Common Stock, $3 Par Value	14,792,647
Class B Common Stock, $3 Par Value	1,004,975
Class C Common Stock, $3 Par Value	0

Table of Contents    1

THE DIXIE GROUP, INC.

Table of Contents    2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(amounts in thousands, except share data)

	September 25, 2021	December 26, 2020
ASSETS	(Unaudited)	(Restated)
CURRENT ASSETS
Cash and cash equivalents	$1,245	$1,920
Receivables, net	41,970	32,902
Inventories, net	83,194	67,900
Prepaids and other current assets	6,100	7,979
Current assets of discontinued operations	10,404	23,464

TOTAL CURRENT ASSETS	142,913	134,165

PROPERTY, PLANT AND EQUIPMENT, NET	49,489	52,905
OPERATING LEASE RIGHT-OF-USE ASSETS	18,284	21,151
OTHER ASSETS	20,805	16,975
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	3,579	8,506
TOTAL ASSETS	$235,070	$233,702

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$21,448	$15,106
Accrued expenses	25,345	19,483
Current portion of long-term debt	2,707	6,116
Current portion of operating lease liabilities	2,611	3,089
Current liabilities of discontinued operations	13,714	11,502

TOTAL CURRENT LIABILITIES	65,825	55,296

LONG-TERM DEBT, NET	57,712	72,041
OPERATING LEASE LIABILITIES	16,298	18,630
OTHER LONG-TERM LIABILITIES	17,259	17,636
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	5,702	6,308

TOTAL LIABILITIES	162,796	169,911

COMMITMENTS AND CONTINGENCIES (See Note 18)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 14,792,647 shares for 2021 and 14,557,435 shares for 2020	44,378	43,672
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 1,004,975 shares for 2021 and 880,313 shares for 2020	3,015	2,641
Additional paid-in capital	157,520	158,329
Accumulated deficit	(132,568)	(140,321)
Accumulated other comprehensive loss	(71)	(530)
TOTAL STOCKHOLDERS' EQUITY	72,274	63,791
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$235,070	$233,702

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    3

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
		(Restated)		(Restated)
NET SALES	$89,294	$70,035	$252,022	$175,354
Cost of sales	64,365	52,910	187,657	137,585
GROSS PROFIT	24,929	17,125	64,365	37,769

Selling and administrative expenses	18,132	15,247	50,828	42,274
Other operating income, net	(131)	(172)	(96)	(163)
Facility consolidation and severance expenses, net	88	515	183	1,785
OPERATING INCOME (LOSS)	6,840	1,535	13,450	(6,127)

Interest expense	1,179	1,561	3,750	4,204
Other expense, net	2	92	1	85
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	5,659	(118)	9,699	(10,416)
Income tax provision (benefit)	62	(293)	597	(748)
INCOME (LOSS) FROM CONTINUING OPERATIONS, net of tax	5,597	175	9,102	(9,668)
Income (loss) from discontinued operations, net of tax	836	685	(1,348)	778
NET INCOME (LOSS)	$6,433	$860	$7,754	$(8,890)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.35	$0.01	$0.58	$(0.63)
Discontinued operations	0.05	0.04	(0.09)	0.05
Net income (loss)	$0.40	$0.05	$0.49	$(0.58)

BASIC SHARES OUTSTANDING	15,123	15,334	15,109	15,340

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.35	$0.01	$0.58	$(0.63)
Discontinued operations	0.05	0.04	(0.09)	0.05
Net income (loss)	$0.40	$0.05	$0.49	$(0.58)

DILUTED SHARES OUTSTANDING	15,253	15,454	15,239	15,340

DIVIDENDS PER SHARE:
Common Stock	$—	$—	$—	$—
Class B Common Stock	—	—	—	—

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    4

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
NET INCOME (LOSS)	$6,433	$860	$7,754	$(8,890)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on interest rate swaps	(3)	(25)	40	(1,300)
Income taxes	—	—	—	—
Unrealized gain (loss) on interest rate swaps, net	(3)	(25)	40	(1,300)

Reclassification of loss into earnings from interest rate swaps (1)	169	420	611	993
Income taxes	47	—	174	—
Reclassification of loss into earnings from interest rate swaps, net	122	420	437	993

Reclassification of unrealized loss into earnings from dedesignated interest rate swaps (2)	—	95	—	95
Income taxes	—	—	—	—
Reclassification of unrealized loss into earnings from dedesignated interest rate swaps, net	—	95	—	95

Reclassification of net actuarial gain into earnings from postretirement benefit plans (3)	(6)	(6)	(18)	(20)
Income taxes	—	—	—	—
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(6)	(6)	(18)	(20)

Reclassification of prior service credits into earnings from postretirement benefit plans (3)	—	(1)	—	(3)
Income taxes	—	—	—	—
Reclassification of prior service credits into earnings from postretirement benefit plans, net	—	(1)	—	(3)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	113	483	459	(235)

COMPREHENSIVE INCOME (LOSS)	$6,546	$1,343	$8,213	$(9,125)

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

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)
Table of Contents    6

	Nine Months Ended
	September 25, 2021	September 26, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	7,754	(8,890)
Income (loss) from discontinued operations	(1,348)	778
Income (loss) from continuing operations	9,102	(9,668)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,884	7,446
Benefit for deferred income taxes	(174)	—
Net gain on property, plant and equipment disposals	—	(37)
Stock-based compensation expense	339	246
Bad debt expense	414	(16)
Changes in operating assets and liabilities:
Receivables	(9,482)	(5,415)
Inventories	(15,294)	7,993
Prepaids and other current assets	2,904	885
Accounts payable and accrued expenses	12,454	7,997
Other operating assets and liabilities	(2,546)	498
NET CASH PROVIDED BY OPERATING ACTIVITIES - CONTINUING OPERATIONS	4,601	9,929
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	(2,766)	5,991

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment and divestiture	18,450	40
Purchase of property, plant and equipment	(3,310)	(1,052)
NET CASH USED IN INVESTING ACTIVITIES - CONTINUING OPERATIONS	15,140	(1,012)
NET CASH USED IN (PROVIDED BY) INVESTING ACTIVITIES - DISCONTINUED OPERATIONS	538	(401)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on revolving credit facility	(11,637)	(13,230)
Payments on notes payable - buildings and other term loans	(449)	(208)
Payments on notes payable - equipment and other	(3,493)	(1,827)
Payments on finance leases	(2,290)	(2,767)
Borrowings on finance leases	—	2,211
Change in outstanding checks in excess of cash	(250)	771
Repurchases of Common Stock	(69)	(207)
NET CASH USED IN FINANCING ACTIVITIES - CONTINUING OPERATIONS	(18,188)	(15,257)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(675)	(750)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,920	769
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,245	$19

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,885	$2,810
Interest paid for financing leases	1,136	1,067
Income taxes paid, net of tax refunds	80	(98)
Right-of-use assets obtained in exchange for new operating lease liabilities	—	653
Equipment purchased under notes payable	—	1,314
Escrowed funds from sale of Commercial business	2,050	—
Accrued purchases of equipment	—	134

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    7

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(amounts in thousands, except share data)

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 26, 2020	$43,672	$2,641	$158,329	$(140,321)	$(530)	$63,791
Repurchases of Common Stock - 17,359 shares	(52)	—	(4)	—	—	(56)
Restricted stock grants issued - 347,680 shares	669	374.00	(1,043)	—	—	—
Restricted stock grants forfeited - 7,477 shares	(22)	—	18	—	—	(4)
Stock-based compensation expense	—	—	75	—	—	75
Net loss	—	—	—	(2,028)	—	(2,028)
Other comprehensive income	—	—	—	—	189	189
Balance at March 27, 2021	$44,267	$3,015.00	$157,375	$(142,349)	$(341)	$61,967
Common Stock issued under Directors' Stock Plan - 40,000	120	—	(120)	—	—	—
Stock-based compensation expense	—	—	129	—	—	129
Net income	—	—	—	3,349	—	3,349
Other comprehensive income	—	—	—	—	157	157
Balance at June 26, 2021	$44,387	$3,015.00	$157,384	$(139,000)	$(184)	$65,602
Repurchases of Common Stock - 2,970 shares	(9)	—	(3)	—	—	(12)
Stock-based compensation expense	—	—	139	—	—	139
Net income	—	—	—	6,433	—	6,433
Other comprehensive income	—	—	—	—	113	113
Balance at September 25, 2021	$44,378	$3,015.00	$157,520	$(132,568)	$(71)	$72,274

Table of Contents    8

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 28, 2019	$45,075	$2,510	$157,547	$(131,113)	$(808)	$73,211
Repurchases of Common Stock - 176,477 shares	(529)	—	325	—	—	(204)
Restricted stock grants issued - 131,867 shares	264	131	(395)	—	—	—
Stock-based compensation expense	—	—	93	—	—	93
Net loss	—	—	—	(2,689)	—	(2,689)
Other comprehensive loss	—	—	—	—	(937)	(937)
Balance at March 28, 2020	$44,810	$2,641	$157,570	$(133,802)	$(1,745)	$69,474
Repurchases of Common Stock - 3,460 shares	(10)	—	7	—	—	(3)
Stock-based compensation expense	—	—	80	—	—	80
Net loss	—	—	—	(7,060)	—	(7,060)
Other comprehensive income	—	—	—	—	219	219
Balance at June 27, 2020	$44,800	$2,641	$157,657	$(140,862)	$(1,526)	$62,710
Stock-based compensation expense	—	—	73	—	—	73
Net income	—	—	—	860	—	860
Other comprehensive income	—	—	—	—	483	483
Balance at September 26, 2020	$44,800	$2,641	$157,730	$(140,002)	$(1,043)	$64,126

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    9

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements which do not include all the information and notes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Dixie Group, Inc.'s and its wholly-owned subsidiaries (the "Company") 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 26, 2020. Operating results for the three and nine month periods ended September 25, 2021 are not necessarily indicative of the results that may be expected for the entire 2021 year.

Based on applicable accounting standards, the Company has determined that it has one reportable segment, Residential Floorcovering.

On September 13, 2021, the Company acting by and through its wholly owned operating subsidiary, TDG Operations, LLC, sold its Atlas|Masland commercial business (the “Commercial Business”). As a result of entering into a definitive agreement, we have classified the related assets and liabilities associated with our Commercial Business as held for discontinued operations in our consolidated balance sheet . The results of our Commercial Business have been presented as discontinued operations in our consolidated statement of income for all periods presented as the sale represents a shift in our business that has a major effect on our operations and financial results. Prior to the consummation of the sale, the Company was neither actively marketing the business for sale nor had intentions to abandon the Commercial Business and as a result did not present the results as assets held for sale or discontinued operations in prior filings. Interest expense and general and administrative expenses were not allocated to discontinued operations. See Note 21 for further detail of the Company’s discontinued operations reporting.

Unless specifically noted otherwise, footnote disclosures reflect the results of continuing operations only. The results of discontinued operations are presented in footnote 21.

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

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue from continuing and discontinued operations by end-user markets for the three and nine month periods ended September 25, 2021 and September 26, 2020:

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020

Residential floorcovering products	$89,294	$70,035	$252,022	$175,354
Commercial floorcovering products	15,065	43,470	15,885	51,967
Total net sales, continuing and discontinued operations	$104,359	$113,505	$267,907	$227,321

Residential floorcovering products. Residential floorcovering products include broadloom carpet, rugs, luxury vinyl flooring and engineered hardwood. These products are primarily sold into the designer, retailer, mass merchant and builder markets.

Commercial floorcovering products. Commercial floorcovering products include broadloom carpet, carpet tile, rugs, and luxury vinyl flooring. These products are primarily sold into the corporate, hospitality, healthcare, government, and education markets through the use of designers, architects, flooring contractors and independent retailers.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The activity in the advanced deposits for continuing and discontinued operations for the three and nine month periods ended September 25, 2021 and September 26, 2020 is as follows:

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Beginning contract liability	$1,213	$892	$1,005	$920
Revenue recognized from contract liabilities included in the beginning balance	(920)	(581)	(912)	(785)
Increases due to cash received, net of amounts recognized in revenue during the period	1,081	760	1,281	936
Ending contract liability	$1,374	$1,071	$1,374	$1,071

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

NOTE 4 - RECEIVABLES, NET

Receivables are summarized as follows:

	September 25, 2021	December 26, 2020
Customers, trade	$39,916	$31,074
Other receivables	2,138	1,920
Gross receivables	42,054	32,994
Less: allowance for doubtful accounts	(84)	(92)
Receivables, net	$41,970	$32,902

Table of Contents    12

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Bad debt expense (credit) was $4 for the three months ended September 25, 2021 and $20 for the three months ended September 26, 2020. Bad debt expense (credit) was $414 for the nine months ended September 25, 2021 and $(16) for the nine months ended September 26, 2020.

NOTE 5 - INVENTORIES, NET

Inventories are summarized as follows:

	September 25, 2021	December 26, 2020
Raw materials	$34,063	$23,877
Work-in-process	15,623	12,086
Finished goods	56,031	46,017
Supplies and other	155	168
LIFO reserve	(22,678)	(14,248)
Inventories, net	$83,194	$67,900

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	September 25, 2021	December 26, 2020
Land and improvements	$3,422	$3,422
Buildings and improvements	51,494	51,479
Machinery and equipment	164,751	158,492
Assets under construction	2,166	1,167
	221,833	214,560
Accumulated depreciation	(172,344)	(161,655)
Property, plant and equipment, net	$49,489	$52,905

Depreciation of property, plant and equipment, including amounts for finance leases, totaled $2,061 and $6,753 in the three and nine months ended September 25, 2021, respectively, and $2,382 and $7,282 in the three and nine months ended September 26, 2020, respectively.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	September 25, 2021	December 26, 2020
Compensation and benefits	$8,880	$6,357
Provision for customer rebates, claims and allowances	8,224	6,998
Advanced customer deposits	1,374	1,005
Outstanding checks in excess of cash	1,844	2,094
Other	5,023	3,029
Accrued expenses	$25,345	$19,483

Table of Contents    13

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 9 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	September 25, 2021	December 26, 2020
Revolving credit facility	$16,714	$28,353
Term Loans	24,833	24,970
Notes payable - buildings	5,588	5,900
Notes payable - equipment and other	433	3,926
Finance lease - buildings	10,933	11,097
Finance lease obligations	3,716	5,841
Deferred financing costs, net	(1,798)	(1,930)
Total long-term debt	60,419	78,157
Less: current portion of long-term debt	2,707	6,116
Long-term debt	$57,712	$72,041

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

At the Company's election, advances of the revolving credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, or 3 month periods, as defined with a floor or 0.75% or published LIBOR, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate plus an applicable margin ranging between 0.50% and 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. As of September 25, 2021, the applicable margin on the Company's revolving credit facility was 1.75%. The Company pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.25% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 2.74% at September 25, 2021 and 2.68% at December 26, 2020.

The agreement is subject to customary terms and conditions and annual administrative fees with pricing varying on excess availability and a fixed charge coverage ratio. The agreement is also subject to certain compliance, affirmative, and financial covenants. As of the reporting date, the Company is in compliance with all such applicable covenants. The Company is only subject to the financial covenants if borrowing availability is less than 12.5% of the availability, and remains until the availability is greater than 12.5% for thirty consecutive days. As of September 25, 2021, the unused borrowing availability under the revolving credit facility was $54,076.

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

Effective October 29, 2020, the Company entered into a $15,000 principal amount USDA Guaranteed term loan with the Greater Nevada Credit Union as lender. The term of the loan is 10 years and bears interest at a minimum 5.00% rate or 4.00% above 5- year treasury, to be reset after 5 years at 3.5% above 5-year treasury. The loan is secured by a first lien on a substantial portion of the Company’s machinery and equipment and a second lien on the Company’s Atmore and Roanoke facilities and a certificate of deposit. The loan requires certain compliance, affirmative, and financial covenants and, as of the reporting date, the Company is in compliance with all such covenants. Payments on the loan are interest only over the first three years and principal and interest over the remaining seven years.
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

Notes Payable - Equipment and Other

The Company's equipment financing notes have 7 year terms, bear interest ranging from 1.60% to 3.66% and are due in monthly installments through their maturity dates. The Company's equipment financing notes are secured by the specific equipment financed and do not contain any financial covenants.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 10 - LEASES
Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	September 25, 2021	December 26, 2020
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$18,284	$21,151

Current portion of operating lease liabilities	Current portion of operating lease liabilities	2,611	3,089
Noncurrent portion of operating lease liabilities	Operating lease liabilities	16,298	18,630
Total operating lease liabilities		$18,909	$21,719

Finance Leases:
Finance lease right-of-use assets (1)	Property, plant, and equipment, net	$11,512	$13,409

Current portion of finance lease liabilities (1)	Current portion of long-term debt	1,644	2,771
Noncurrent portion of finance lease liabilities (1)	Long-term debt	13,005	14,167
		$14,649	$16,938
(1) Includes leases classified as failed sale-leaseback transactions.

Lease cost recognized in the consolidated condensed financial statements is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Operating lease cost	$1,074	$1,198	$3,624	$3,644

Finance lease cost:
Amortization of lease assets (1)	633	790	1,898	2,370
Interest on lease liabilities (1)	366	446	1,136	1,067
Total finance lease costs (1)	$999	$1,236	$3,034	$3,437
(1) Includes leases classified as failed sale-leaseback transactions.

Table of Contents    16

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Other supplemental information related to leases is summarized as follows:

	September 25, 2021	September 26, 2020
Weighted average remaining lease term (in years):
Operating leases	7.66	8.05
Finance leases (1)	13.38	11.71

Weighted average discount rate:
Operating leases	6.79%	6.83%
Finance leases (1)	9.63%	9.08%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,610	3,706
Operating cash flows from finance leases (1)	1,136	1,067
Financing cash flows from finance leases (1)	2,290	2,767
(1) Includes leases classified as failed sale-leaseback transactions.

The following table summarizes the Company's future minimum lease payments under non-cancellable contractual obligations for operating and financing liabilities as of September 25, 2021:

Fiscal Year	Operating Leases	Finance Leases
2021	1,016	828
2022	3,570	2,782
2023	2,872	3,409
2024	2,785	1,045
2025	2,808	1,053
Thereafter	11,521	14,985
Total future minimum lease payments (undiscounted)	24,572	24,102
Less: Present value discount	5,663	9,453
Total lease liability	18,909	14,649

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Condensed Balance Sheets as of September 25, 2021 and December 26, 2020:

	September 25, 2021	December 26, 2020	Fair Value Hierarchy Level
Liabilities:
Interest rate swaps (1)	$297	$440	Level 2

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

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	September 25, 2021		December 26, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$1,245	$1,245	$1,920	$1,920
Financial liabilities:
Long-term debt, including current portion	45,771	45,293	61,219	58,803
Finance leases, including current portion	14,648	17,020	16,938	18,451
Interest rate swaps	297	297	440	440

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

The following is a summary of the Company's interest rate swap outstanding as of September 25, 2021:

Type	Notional Amount		Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$5,484	(2)	November 7, 2014 through November 7, 2024	4.500%	1 Month LIBOR

(1) Interest rate swap notional amount amortizes by $35 monthly to maturity.

The following table summarizes the fair values of derivative instruments included in the Company's consolidated condensed financial statements:

	Location on Consolidated Balance Sheets	Fair Value
		September 25, 2021	December 26, 2020
Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued expenses	$128	$135
Interest rate swaps, long-term portion	Other long-term liabilities	169	305
Total Liability Derivatives		$297	$440

Table of Contents    18

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following tables summarize the pre-tax impact of derivative instruments on the Company's consolidated condensed financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(3)	$(25)	$40	$(1,300)

	Amount of Gain (Loss) Reclassified from AOCIL on the effective portion into Earnings (1)(2)
	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$33	$(420)	$102	$(993)
	Amount of Gain or (Loss) Recognized on the Dedesignated Portion in Income on Derivative (3)
	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Derivatives dedesignated as hedging instruments:
Cash flow hedges - interest rate swaps	$136	$(95)	$509	$(95)

(1)The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's consolidated condensed financial statements.
(2)The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to September 25, 2021 is $128.
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

NOTE 13 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers approximately 85% of the Company's current associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $501 and $92 for the three months ended September 25, 2021 and September 26, 2020, respectively, and $920 and $265 for the nine months ended September 25, 2021 and September 26, 2020, respectively.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers approximately 15% of the Company's current associates at one facility who are under a collective-bargaining agreement. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $21 and $19 for the three months ended September 25, 2021 and
September 26, 2020, respectively, and $63 and $50 for the nine months ended September 25, 2021 and September 26, 2020, respectively.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations owed to participants under this plan were $15,636 at September 25, 2021 and $15,081 at December 26, 2020 and are included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $16,218 at September 25, 2021 and $15,385 at December 26, 2020 and is included in other assets in the Company's Consolidated Condensed Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. Expenses related to the multi-employer pension plan were $64 and $45 for the three months ended September 25, 2021 and September 26, 2020, respectively, and $166 and $142 for the nine month periods ended September 25, 2021 and September 26, 2020, respectively. If the Company were to withdraw from the multi-employer plan, a withdrawal liability would be due, the amount of which would be determined by the plan. The withdrawal liability, as determined by the plan, would be a function of contribution rates, fund status, discount rates and various other factors at the time of any such withdrawal.

NOTE 14 - INCOME TAXES

The effective income tax rate for the nine months ending September 25, 2021 was 6.15% compared with a benefit rate of 7.20% for the nine months ending September 26, 2020. Because the Company maintains a full valuation allowance against its deferred income tax balances, the Company is only able to recognize refundable credits, the accrual of federal and state cash taxes, and a benefit for the recognition of stranded tax effects within other comprehensive income (loss) related to the termination of certain derivative contracts in the tax benefit for the first nine months of 2021. The Company is expecting to be in a Federal cash tax paying position for the year based on the projected full utilization of its NOL carryforwards and the limitation on its ability to utilize credit carryforwards to offset its tax liability. The Company is in a net deferred tax liability position of $91 at September 25, 2021 and December 26, 2020, respectively, which is included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $214 at September 25,2021 and December 26, 2020. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of September 25, 2021 and December 26, 2020.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Basic earnings (loss) per share:
Income (loss) from continuing operations	$5,597	$175	$9,102	$(9,668)
Less: Allocation of earnings to participating securities	(240)	(4)	(341)	—
Income (loss) from continuing operations available to common shareholders - basic	$5,357	$171	$8,761	$(9,668)
Basic weighted-average shares outstanding (1)	15,123	15,334	15,109	15,340
Basic earnings (loss) per share - continuing operations	$0.35	$0.01	$0.58	$(0.63)

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to common shareholders - basic	$5,357	$171	$8,761	$(9,668)
Add: Undistributed earnings reallocated to unvested shareholders	2	—	2	—
Income (loss ) from continuing operations available to common shareholders - basic	$5,359	$171	$8,763	$(9,668)
Basic weighted-average shares outstanding (1)	15,123	15,334	15,109	15,340
Effect of dilutive securities:
Directors' stock performance units (2)	130	120	130	—
Diluted weighted-average shares outstanding (1)(2)	15,253	15,454	15,239	15,340
Diluted earnings (loss) per share - continuing operations	$0.35	$0.01	$0.58	$(0.63)

(1)Includes Common and Class B Common shares, excluding unvested participating securities of 671 thousand as of September 25, 2021 and 480 thousand as of September 26, 2020.
(2)Shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded to the extent they are anti-dilutive. Aggregate shares excluded for the three and nine months ended September 25, 2021 were 177 thousand and for the three and nine months ended September 26, 2020 were 166 thousand and 296 thousand, respectively.

NOTE 16 - STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Condensed Statements of Operations. The Company's stock compensation expense was $139 and $73 for the three months ended September 25, 2021 and September 26, 2020, respectively, and $343 and $246 for the nine months ended September 25, 2021 and September 26, 2020, respectively.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive loss, net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 26, 2020	$(740)	$210	$(530)
Unrealized loss on interest rate swaps	40	—	40
Reclassification of loss into earnings from interest rate swaps, net of tax of $174	437	—	437
Reclassification of net actuarial gain into earnings from postretirement benefit plans	—	(18)	(18)
Balance at September 25, 2021	$(263)	$192	$(71)

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

Legal Proceedings

During the Quarter, the Company agreed to settle the pending, previously reported lawsuit styled The Water Works and Sewer Board of the City of Gadsden v. 3M Company, et al., Civil Action No. 31-CV-2016-900676.00. Shortly thereafter, the Company also agreed to settle the lawsuit styled The Water Works and Sewer Board of the Town of Centre v. 3M Company, et al., Civil Action No. 13-CV- 2017-900049.00. Each case was settled by payment to the plaintiffs of an amount reflective of anticipated future costs of litigation in exchange for a complete release of liability with respect to the pending claims, and in neither settlement did the Company acknowledge or admit liability to the plaintiffs with respect to such claims. The payment in each case and the settlement and dismissals were approved by the respective courts in which the cases were pending following the end of the Quarter. Amounts paid to settle and dismiss the claims are included in other operating expenses.

As previously disclosed, two other, somewhat similar lawsuits are pending in Georgia. The first lawsuit in Georgia was filed on November 19, 2019, by the City of Rome (Georgia) in the Superior Court of Floyd County, Georgia (styled The City of Rome, Georgia v. 3M Company, et al., No. 19CV02405JFL003). This case is currently in the discovery phase and we are unable to estimate our potential exposure to loss, if any, at this time.

The second lawsuit in Georgia was originally filed on November 26, 2019 and is presented as a class action lawsuit by and on behalf of a class of persons who obtain drinking water from the City of Rome, Georgia and the Floyd County Water Department (and similarly situated persons) (generally, for these purposes, residents of Floyd County) (styled Jarrod Johnson v. 3M Company, et al., Civil Action No. 19-CV-02448-JFL-003) (the "Class Action Lawsuit"). On January 10, 2020, the Class Action Lawsuit was removed to the United States District Court for the Northern District of Georgia, Rome Division (styled Jarrod Johnson v. 3M Company, et al Civil Action No. 4:20-CV-0008-AT). This case is currently in the discovery phase and we are unable to estimate our potential exposure to loss, if any, at this time.
Table of Contents    21

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 19 - OTHER OPERATING EXPENSE, NET

Other operating expense, net is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Other operating expense, net
Gain on property, plant and equipment disposals	$—	$—	$—	$(37)
(Gain) loss on currency exchanges	119	(62)	110	(37)
Retirement expense	21	(21)	168	10
Miscellaneous income/expense, net	(271)	(89)	(374)	(99)
Other operating expense, net	$(131)	$(172)	$(96)	$(163)

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Costs related to the facility consolidation plans are summarized as follows:

					As of September 25, 2021
	Accrued Balance at December 26, 2020	2021 Expenses To Date (1)	2021 Cash Payments	Accrued Balance at September 25, 2021	Total Costs Incurred To Date	Total Expected Costs
Corporate Office Consolidation Plan	$—	$—	$—	$—	$835	$835
Profit Improvement Plan	104	277	351	30	10,453	10,453
COVID-19 Continuity Plan	$454	$2	$366	$90	$2,533	$2,533	(2)
Total All Plans	$558	$279	$717	$120	$13,821	$13,821

Asset Impairments	$—	$—	$—	$—	$3,323	$3,323

	Accrued Balance at December 28, 2019	2020 Expenses To Date (1)	2020 Cash Payments	Accrued Balance at September 26, 2020
Corporate Office Consolidation Plan	$38	$5	$43	$—
Profit Improvement Plan	305	391	589	107
COVID-19 Continuity Plan	$—	$1,389	$1,231	$158
Total All Plans	$343	$1,785	$1,863	$265

Asset Impairments	$—	$—	$—	$—

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

NOTE 21 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Workers' compensation costs from former textile operations	$(33)	$(24)	$(101)	$(89)
Environmental remediation costs from former textile operations	(27)	(22)	(81)	(114)
Costs related to divestiture of the commercial operations	2,394	1,028	(254)	1,729
Income (Loss) from discontinued operations, before taxes	$2,334	$982	$(436)	$1,526
Income tax expense	1,498	297	912	748
Income (Loss) from discontinued operations, net of tax	$836	$685	$(1,348)	$778

Workers' compensation costs from former textile operations
Undiscounted reserves are maintained for the self-insured workers' compensation obligations related to the Company's former textile operations. These reserves are administered by a third-party workers' compensation service provider under the supervision of Company personnel. Such reserves are reassessed on a quarterly basis. Pre-tax cost incurred for workers' compensation as a component of discontinued operations primarily represents a change in estimate for each period from unanticipated medical costs associated with the Company's obligations.

Environmental remediation costs from former textile operations
Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $1,894 as of September 25, 2021 and $1,924 as of December 26, 2020. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from the Company's estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

Costs related to divestiture of the commercial operations
On September 13, 2021, the Company acting by and through its wholly owned operating subsidiary, TDG Operations, LLC, sold its Atlas|Masland commercial business (the “Commercial Business”) to Mannington Mills, Inc. (the “Purchaser”).

In accordance with the Asset Purchase Agreement dated September 13, 2021, the Company sold assets that include certain inventory, certain items of machinery and equipment used exclusively in the Commercial Business, and related intellectual property for a purchase price of $20,500. The Purchaser also assumed the liability to fulfill the orders represented by advance customer deposit liabilities of $3,127.

The Company retained the Commercial Business’ cash deposits, all accounts receivable, and certain inventory and equipment.
At closing, $2,100 of the proceeds were withheld and deposited in escrow to cover any claims arising with respect to the Commercial business for which the Company may be liable. The $2,100 will be released to the Company (net of claims paid, if any) in two installments with 50% of the escrow paid in 90 days from closing and the remaining amount paid 18 months from the closing date. Based upon the repayment terms, the Company has recognized $1,025 within both other current asset and non-current assets, respectively. As of September 25, 2021, the Company has not recognized amounts for potential indemnification settlements as those amounts cannot be reasonably estimated.

In order to release liens on certain fixed assets included in the Asset Purchase Agreement, the Company placed $2,100 in cash collateral in an account with the lender (Greater Nevada Credit Union). The remaining proceeds were applied to the Company's debt with its senior credit facility (Fifth Third Bank).

The gain on the sale of assets is summarized as follows:

Net Proceeds, including escrowed funds	20,500

Inventory	(11,500)
LIFO	2,305
Fixed Assets	(2,278)
Contract Liabilities	3,127
Net tangible assets sold	(8,346)
Gain on sale of assets sold, prior to other transaction related costs	12,154

Other transaction related costs
Adjustments to Accruals, Reserves and Allowances	(8,462)	[1]
Transaction Costs	(1,032)	[2]
Total other transaction related costs	(9,494)

Gain on sale of discontinued operations, before tax	2,660

1) For the remaining retained commercial inventory and fixed assets, the Company recognized adjustment to recognize the effects of the transaction. For inventory, the Company recognized lower of cost or market adjustments of approximately $6,600. The Company’s remaining fixed assets will be disposed of by sale and the Company recognized an adjustment of approximately $1,800 to reflect the lower of its carrying value or estimated fair value less cost to sell. For these assets, the Company has suspended the associated depreciation and will recognize changes in the fair value less cost to sell as gains or losses in future periods until the date of sale.

2) Transaction costs were legal expenses and involuntary employee termination costs related to one-time benefit arrangements.

The Company reclassified the following assets and liabilities for discontinued operations in the accompanying consolidated balance sheets:

	As of
	September 25, 2021	December 26, 2020
Current Assets of Discontinued Operations:
Receivables, net	$7,486	$5,648
Inventories, net	$2,785	$17,499
Prepaid expenses	$133	$317
Current Assets Held for Discontinued Operations	$10,404	$23,464

Long Term Assets of Discontinued Operations:
Property, plant and equipment, net	$380	$4,999
Operating lease right of use assets	$760	$923
Other assets	$2,439	$2,584
Long Term Assets Held for Discontinued Operations	$3,579	$8,506

Current Liabilities of Discontinued Operations:
Accounts payable	$6,898	$3,952
Accrued expenses	$6,559	$7,316
Current portion of operating lease liabilities	$257	$234
Current Liabilities Held for Discontinued Operations	$13,714	$11,502

Long Term Liabilities of Discontinued Operations
Operating lease liabilities	$578	$774
Other long term liabilities	$5,124	$5,534
Long Term Liabilities Held for Discontinued Operations	$5,702	$6,308

For the three months and nine months ended September 26, 2020 and September 25, 2021, the Company reclassified the following for the costs related to the divestiture of the Commercial business included in discontinued operations in the accompanying consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020

Net Sales	15,065	15,885	43,470	51,967
Cost of sales	12,086	10,769	34,679	36,258
Gross Profit	2,979	5,116	8,791	15,709

Selling and administrative expenses	3,245	4,088	11,705	13,980
Discontinued Income (Loss), related to the divestiture of the Commercial business	(266)	1,028	(2,914)	1,729
Gain on sale of business	(2,660)	—	(2,660)	—
Income (Loss) from Discontinued Commercial Operations before Taxes	2,394	1,028	(254)	1,729

For the three and nine months ended September 25, 2021, as a result of the liquidation of inventory sold as part of the divestiture of its Commercial operations, the company recognized a liquidation of LIFO inventories carried at prevailing costs established in prior years and decreased the cost within Discontinued Operations in the amount of $2,391.

The Company and the Purchaser simultaneously entered into a transition services agreement pursuant to which the Company will assist Mannington in transitioning the AtlasMasland business to Mannington, by, among other things, assisting in filling open orders and completing the manufacture of work in progress that will result in a temporary continued involvement in the Commercial Business until approximately December 31, 2021. The Company has shown the results of these operations as a component of discontinued operations.

NOTE 22 - RELATED PARTY TRANSACTIONS

The Company purchases a portion of its product needs from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of the Company. An affiliate of Mr. Shaw holds approximately 7.6% of the Company's Common Stock, which represents approximately 3.2% of the total vote of all classes of the Company's Common Stock. Engineered Floors is one of several suppliers of such materials to the Company. Total purchases from Engineered Floors during the three and nine months ended September 25, 2021 were approximately $1,258 and $3,159, respectively; or approximately 2.0% and 1.7%, respectively, of the Company's cost of goods sold. Total purchases from Engineered Floors during the three and nine months ended September 26, 2020 were approximately $1,225 and $3,494, respectively; or approximately 2.3% and 2.5%, respectively, of the Company's cost of goods sold. Purchases from Engineered Floors are based on market value negotiated prices. The Company has no contractual commitments with Mr. Shaw associated with its business relationship with Engineered Floors. Transactions with Engineered Floors are reviewed annually by the Company's board of directors.

The Company is a party to a ten-year lease with the Rothman Family Partnership to lease a facility as part of the Robertex acquisition in 2013. The controlling principle of the lessor was an associate of the Company until June 30, 2018. Rent paid to the lessor during the three and nine months ended September 25, 2021 was $75 and $221, respectively. Rent paid to the lessor during the three and nine months ended September 26, 2020 was $73 and $216, respectively. The lease was based on current market values for similar facilities. The lease was terminated on September 30, 2021.

NOTE 23 - SUBSEQUENT EVENTS

See legal proceedings in Note 18 for information concerning pending litigation settled following the end of the quarter.
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
OVERVIEW

Our business consists principally of marketing, manufacturing and selling floorcovering products to high-end customers through our various sales forces and brands. We focus primarily on the upper end of the floorcovering market where we believe we have strong brands and competitive advantages with our style and design capabilities and customer relationships. Our Fabrica, Masland, and Dixie Home brands have a significant presence in the high-end residential floorcovering markets. Dixie International sells all of our brands outside of the North American market.
Historically, we participated in the upper end specified commercial flooring marketplace through our Atlas | Masland Contract brand. On September 13, 2021, we sold our Commercial business. The results of our Commercial business activity are included in discontinued operations in the included financial statements.
Our business is primarily concentrated in areas of the soft floorcovering markets which include broadloom carpet, carpet tiles and rugs. However, in response to a significant shift in the flooring marketplace toward hard surface products, we have launched multiple hard surface initiatives over the last few years. Dixie Home and Masland Residential, offer Stainmaster® TRUCOR™ Luxury Vinyl Flooring and our premium residential brand, Fabrica, offers a high-end engineered wood line.
Our net sales from continuing operations were $89 million for the third quarter of 2021 and $252 million for the nine months ended September 25, 2021. Comparisons to the same periods in prior year are skewed by the negative impact of the COVID-19 pandemic in the second quarter of 2020 as well as high demand for residential products in 2021. Strong activity in the housing markets related to remodeling and new home construction have driven a strong demand for residential floor covering products in 2021.
Our net income for the three months and nine months ended September 25, 2021 was $6.4 million and $7.7 million respectively. The income was driven by strong operating margins, resulting from high production volume in our manufacturing plants and a favorable impact from higher current period pricing, and selling and administrative expenses at levels that are favorably in line with sales volume when compared with prior periods.
Our interest expense for the three month period ended September 25, 2021 was $1,179 which compares favorably to the interest expense of $1,561 from the same period in the prior year. The interest expense for the nine month period ended September 25, 2021 was $3,750 which also compares favorably to the $4,204 in interest expense in the same period of the prior year. The reduced interest expense is a factor of our reduction and restructuring of debt over the last three years which included the sale and leaseback transaction for our facility in Santa Anna, California in the fourth quarter of 2018 and the divestiture of our Commercial division in the third quarter of 2021. We have reduced debt by $81 million from our most recent high level of debt at $141 million at September 29, 2018 to $60 million at September 25, 2021.
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
Table of Contents    24

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

COVID-19 PANDEMIC
Beginning with the second week of March 2020, we began experiencing reduced volume as the result of the COVID-19 pandemic and related government restrictions. The sales decline continued into the second quarter through the third week of April 2020 after which we started to see a gradual and consistent improvement in sales through the end of the third quarter. Once the extent of the pandemic became apparent, we implemented our continuity plan to maintain the health and safety of our associates, preserve cash, and minimize the impact on our customers. We implemented cost reductions including cutting non-essential expenditures, reducing capital expenditures, rotating layoffs and furloughs, select job eliminations and temporary salary reductions. We also deferred new product introductions and reduced our sample and marketing expenses for 2020. Although the pandemic has continued in 2021, the impact on operations has been limited but we cannot be certain as to any additional future impact of the COVID-19 crisis.
DIVESTITURE OF COMMERCIAL BUSINESS
On September 13, 2021, the Company sold its Atlas|Masland commercial business (the “Commercial Business”) to Mannington Mills, Inc. (the “Purchaser”).

In accordance with the Asset Purchase Agreement dated September 13, 2021, the Company sold assets that include certain inventory and certain items of machinery and equipment used exclusively in the Commercial Business, and related intellectual property for a purchase price of $20.5 million. The Purchaser also assumed the liability to fulfill the orders represented by advance customer deposit liabilities of $3.1 million.

The Company retained the Commercial Business’ cash deposits, all accounts receivable, and certain inventory and equipment. Additionally, the Company agreed not to compete with the specified commercial business and the Atlas|Masland markets for a period of 5 years following September 13, 2021, which allows for the Company to sell remaining retained commercial inventory for a period up to 150 days following the closing.

As a result of the transaction the Company has effectively exited the Commercial Business and will now focus exclusively on its residential floorcovering segment. The sale of Atlas|Masland represents a strategic shift that will have a major effect on the Company’s operations. The Company has accounted for the transaction as discontinued operations on the date the entity was disposed. Accordingly, the Company is reporting the results of Atlas|Masland operations and cash flows, and balance sheet classifications for the current and comparative periods as discontinued operations. Prior to the consummation of the sale, the Company was neither actively marketing the business for sale nor had intentions to abandon the Commercial Business and as a result did not present the results as assets held for sale or discontinued operations in prior filings. See Note 21 for the Company’s discontinued operations reporting.

At closing, the Company received approximately $18.4 million in net proceeds, after depositing $2.1 million within an escrow account. The escrow account is for certain potential seller indemnifications and will be released to the Company in two installments with 50% of the escrow paid in 90 days from closing and the remaining amount paid 18 months from the closing date. In order to release liens on certain fixed assets included in the Asset Purchase Agreement, the Company placed $2.1 million in cash collateral in an account with the lender (Greater Nevada Credit Union). The remaining proceeds were applied to the Company's debt with its senior credit facility (Fifth Third Bank).

The gain on the sale of assets is summarized as follows:

Net Proceeds, including escrowed funds	20,500,000

Inventory	(11,500,031)
LIFO Gain	2,304,806
Fixed Assets	(2,277,876)
Contract Liabilities	3,127,215
Net tangible assets sold	(8,345,886)
Gain on sale of assets sold, prior to associated costs	12,154,114
Table of Contents    25

Other transaction related costs
Adjustments to Accruals, Reserves and Allowances	(8,462,393)	[1]
Transaction Costs	(1,031,645)	[2]
Total other transaction related costs	(9,494,038)

Gain on sale of discontinued operations	2,660,076

1) For the remaining retained commercial inventory and fixed assets, the Company recognized adjustment to recognize the effects of the transaction. For inventory, the Company recognized lower of cost or market adjustments of approximately $6.6 million. The Company’s remaining fixed assets will be disposed of by sale and the Company recognized an adjustment of approximately $1.8 million to reflect the lower of its carrying value or estimated fair value less cost to sell. For these assets, the Company has suspended the associated depreciation and will recognize changes in the fair value less cost to sell as gains or losses in future periods until the date of sale.
2) Transaction costs were legal expenses and involuntary employee termination costs related to one-time benefit arrangements.

In addition, the Company and the Purchaser simultaneously entered into a transition services agreement pursuant to which the Company will assist Mannington in transitioning the AtlasMasland business to Mannington, by, among other things, assisting in filling open orders and completing the manufacture of work in progress that will result in a temporary continued involvement in the Commercial Business until approximately December 31,2021. The Company has shown the results of these operations as a component of discontinued operations.

RESULTS OF OPERATIONS
Table of Contents    26

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
Three Months Ended September 25, 2021 Compared with the Three Months Ended September 26, 2020

Net Sales

($ in thousands)	2021	2020	Inc./(Dec.)	Inc./(Dec.)
Net sales, continuing operations	89,294	70,035	19,259	27.5%
Net sales, discontinued operations	15,065	15,885	(820)	(5.2)%
Net sales, combined	104,359	85,920	18,439	21.5%

During the third quarter of 2021, our net sales from continuing operations increased 27.5% compared with the third quarter of 2020. Net sales from discontinued operations decreased 5.2% versus the prior year.
The significant increase in net sales from continuing operations in the third quarter of 2021 as compared to the same period in 2020 was driven by our residential floor covering products and was the result of strong growth in new and existing home sales and home remodeling in 2021. Decreased sales of in our discontinued operations in the third quarter of 2021 as compared to the same period in 2020 was primarily the result of the sale of the operations and discontinuance of business on September 13, 2021.

Continuing Operations

	Three Months Ended
	September 25,	September 26,
	2021	2020
Net Sales	100.0%	100.0%
Cost of Sales	72.1%	75.5%
Gross Profit	27.9%	24.5%
Selling and Administrative Expenses	20.3%	21.8%
Other Operating (Income) Expenses, Net	(0.1)%	(0.2)%
Facility Consolidation and Severance Expenses, Net	0.1%	0.7%
Operating Income (Loss)	7.7%	2.2%

Gross Profit
For continuing operations, gross profit as a percentage of net sales was 27.9% in the third quarter of 2021 compared with 24.5% in the third quarter of 2020. The gross profit percentage in 2020 was impacted by under absorbed costs as a result of the lower volume caused by the COVID-19 pandemic. Higher residential production volumes and higher current period pricing matched against lower prior period costs within the quarter in the third quarter of 2021 offset inefficiencies in our commercial production facilities and increases in raw material costs.

Selling and Administrative Expenses

Table of Contents    27

Selling and administrative expenses from continuing operations were $18.0 million, or 20.3% of net sales, in the third quarter of 2021 compared with $15.2 million, or 21.8% of net sales, in the year earlier period. In the second quarter of 2020, the Company initiated cost reductions including layoffs, pay reductions and spending freezes in response to the reduced demand caused by the COVID-19 pandemic. These cost reductions continued into the third quarter of 2020. Spending on selling and administrative expenses in 2021 increased in line with growing demand.

Other Operating (Income) Expense, Net

Net other operating income, was $131 thousand in the third quarter of 2021 compared with net other operating income of $172 thousand in the third quarter of 2020. Differences between the two quarters compared related to changes in fair market value adjustments related to our non-qualified retirement plan.

Facility Consolidation and Severance Expenses, Net

Facility consolidation and severance expenses totaled $88 thousand in the third quarter of 2021 compared with expense of $515 thousand in the third quarter of 2020. Facility consolidation expenses recorded in the third quarter of 2021 were residual expenses related to our Profit Improvement Plan. The expenses in the second quarter of 2020 were comprised of costs related to our COVID-19 Continuity Plan.

Operating Income (Loss)

We reported an operating income of $6.8 million in the third quarter of 2021 compared with an operating income of $1.5 million in the third quarter of 2020. In the third quarter of 2021, operating margins driven by productions volumes and favorable pricing helped drive the high operating income. In the third quarter of 2020, the lower sales volume contributed to under absorbed manufacturing costs and lower gross profit margins.The lower margins were slightly offset by expense reductions from our COVID-19 Continuity Plan.

Interest Expense

Interest expense decreased $382 thousand in the third quarter of 2021 compared with the third quarter of 2020. The decrease is the result of restructuring and reduction of debt. Debt decreased $13.6 million from $74.0 million at the end of the third quarter of 2020 to $60.4 million at the end of the third quarter of 2021.

Income Tax Benefit

We recorded an income tax expense for continuing operations of $62 thousand in the third quarter of 2021. In the third quarter of 2020 we recorded an income tax benefit of $293 thousand.

Net Income (Loss) from Continuing Operations

Continuing operations reflected an income of $5.6 million, or $0.35 per diluted share, in the third quarter of 2021 compared with a loss of $175 thousand, or $0.01 per diluted share, in the same period in 2020.

Discontinued Operations

Discontinued operations reflected an income of $836 thousand, or $0.05 per diluted share, in the third quarter of 2021 compared with an income of $685 thousand, or $0.04 per diluted share, in the same period in 2020. The largest contributor to the income in both periods was the divestiture of the commercial business. See note 21 on Discontinued Operations for additional detail.

Including discontinued operations, the Company had a net income of $6.4 million, or $0.40 per diluted share, in the third quarter of 2021 compared with a net income of $860 thousand, or $0.05 per diluted share, in the third quarter of 2020.
Table of Contents    28

Nine Months Ended September 25, 2021 Compared with the Nine Months Ended September 26, 2020

Net Sales

($ in thousands)	2021	2020	Inc./(Dec.)	Inc./(Dec.)
Net sales, continuing operations	252,022	175,354	76,668	43.7%
Net sales, discontinued operations	43,470	51,967	(8,497)	(16.4)%
Net sales, combined	295,492	227,321	68,171	30.0%

During the first nine months of 2021, net sales from continuing operations, representing our ongoing residential business, increased 43.7% compared with the first nine months of 2020.
The significant increase in the net sales of our residential floor covering products in the first nine months of 2021 as compared to the same period in 2020 was the result of strong growth in new and existing home sales and home remodeling in 2021.
Decreased net sales in our discontinued operations, representing our discontinued commercial business, in the third quarter of 2021 as compared to the same period in 2020 was the result of the continued impact of the COVID-19 pandemic on the commercial markets we serve, particularly in the hospitality and retail market segments and the sale of the commercial business and discontinuance of operations on September 13, 2021..

Continuing Operations

	Nine Months Ended
	September 25,	September 26,
	2021	2020
Net Sales	100.0%	100.0%
Cost of Sales	74.5%	78.5%
Gross Profit	25.5%	21.5%
Selling and Administrative Expenses	20.2%	24.1%
Other Operating (Income) Expenses, Net	—%	(0.1)%
Facility Consolidation and Severance Expenses, Net	0.1%	1.0%
Operating Income (Loss)	5.2%	(3.5)%

Gross Profit
Gross profit as a percentage of net sales was 25.5% in the first nine months of 2021 compared with 21.5% in the first nine months of 2020. The lower gross profit percentage in 2020 was driven by under absorbed costs as a result of the lower volume caused by the COVID-19 pandemic. Higher residential production volumes and favorable pricing in the third quarter offset inefficiencies in our commercial production facilities and increases in raw material costs.

Selling and Administrative Expenses

Selling and administrative expenses were $50.8 million, or 20.2% of net sales, in the first nine months of 2021 compared with $42.3 million, or 24.1% of net sales, in the year earlier period. Beginning in the second quarter of 2020, the Company initiated cost reductions including layoffs, pay reductions and spending freezes in response to the reduced demand caused by the COVID-19 pandemic. Spending on selling and administrative expenses in 2021 increased in line with growing demand.

Table of Contents    29

Other Operating (Income) Expense, Net

Net other operating income, was $96 thousand in the first nine months of 2021 compared with net other operating income of 163 thousand in the same period of 2020. Differences between the two quarters compared related to changes in fair market value adjustments related to our non-qualified retirement plan.

Facility Consolidation and Severance Expenses, Net

Facility consolidation and severance expenses totaled $183 thousand in the nine month period ended September 25, 2021 compared with expense of $1,785 thousand in the nine month period ended September 26, 2020. Facility consolidation expenses recorded in the first nine months of 2021 were residual expenses related to our Profit Improvement Plan and the COVID-19 Continuity Plan. The expenses in the third quarter of 2020 were comprised of costs related to our COVID-19 Continuity Plan including severance expenses and financing expenses.

Operating Income (Loss)

We reported an operating income of $13.5 million in the first nine months of 2021 compared with an operating loss of $6.1 million in the first nine months of 2020. In the first nine months of 2021, gross margins improved from higher sales demand and the benefit of favorable pricing which helped to offset the under absorbed costs in our commercial manufacturing facilities and higher raw material costs. In the first nine months of 2020, the lower sales volume as a result of the COVID-19 pandemic contributed to under absorbed manufacturing costs and lower gross profit margins.The lower margins were slightly offset by expense reductions from our COVID-19 Continuity Plan.

Interest Expense

Interest expense decreased $454 thousand in the nine month period ended September 25, 2021 compared with the same period of 2020. The decrease is the result of restructuring and reduction of debt.

Income Tax Benefit

In the first nine months of 2021, we recorded an income tax expense of $597 thousand for continuing operations and an expense of $912 thousand for discontinued operations. In the first nine months of 2020, as restated, we recognized a benefit of $749 thousand in continuing operations and a benefit of $748 thousand in discontinued operations.

The effective income tax rate for the nine months ending September 25, 2021 was 6.15% compared with a benefit rate of 7.20% for the nine months ending September 26, 2020. Because the Company maintains a full valuation allowance against its deferred income tax balances, the Company is only able to recognize refundable credits, the accrual of federal and state cash taxes, and a benefit for the recognition of stranded tax effects within other comprehensive income (loss) related to the termination of certain derivative contracts in the tax benefit for the first nine months of 2021. The Company is expecting to be in a Federal cash tax paying position for the year based on the projected full utilization of its NOL carryforwards and the limitation on its ability to utilize credit carryforwards to offset its tax liability. The Company is expecting to be in a Federal cash tax paying position for the year based on the projected full utilization of its NOL carryforwards and the limitation on its ability to utilize credit carryforwards to offset its tax liability. The Company is in a net deferred tax liability position of $91 at September 25, 2021 and December 26, 2020, respectively, which is included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $214 at September 25,2021 and December 26, 2020, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of September 25, 2021 and December 26, 2020.

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

Table of Contents    30

Net Income (Loss)

Continuing operations reflected an income of $9.7 million, or $0.58 per diluted share, in the first nine months of 2021 compared with a loss of $10.4 million, or $0.63 per diluted share, in the same period in 2020.

Discontinued operations reflected a loss of $1.3 million, or $0.09 per diluted share, in the first nine months of 2021 compared with an income of $778 thousand, or $0.05 per diluted share, in the same period in 2020. The largest contributor to the income in both periods was the divestiture of the commercial business. See note 21 on Discontinued Operations for additional detail.

Including discontinued operations, the Company had a net income of $7.8 million, or $0.49 per diluted share, in the nine month period ended September 25, 2021 compared with a net loss of $8.9 million, or $0.58 per diluted share, in the same period of 2020.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 25, 2021, cash provided by continuing operations was $4.6 million. The income from continuing operations for the period was $9.1 million. Accounts receivable held for continuing operations increased $9.5 million from the seasonally low 2020 fiscal year end accounts receivable balance. The increase in accounts receivable at September 2021 quarter end reflects the increased sales volume for the period driven by the higher demand for residential products. Inventories held for continuing operations increased $15.3 million as we are building up inventories to meet increased demand. Accounts payable and accrued expenses for continuing operations increased $12.5 million primarily driven by accruals for raw material purchases in order to replenish inventory to meet the growing demand.
Purchases and sales of capital assets for the nine months ended September 25, 2021 netted to a $15.1 million cash flow to the business. Depreciation and amortization for the nine months ended September 25, 2021 were $6.9 million. We expect capital expenditures to be approximately $5.0 million in 2021 while depreciation and amortization is expected to be approximately $10.0 million. Planned capital expenditures in 2021 are primarily for new equipment.

During the nine months ended September 25, 2021, cash used in financing activities for continuing operations was $18.2 million. We had net payments on our revolving credit facility of $11.6 million and payments on notes payable and financing leases of $6.2 million.

After the end of the third quarter of 2020, the Company replaced its senior credit facility with Wells Fargo Capital Finance with a $75 million, senior secured Revolving Credit Facility with Fifth Third Bank National Association. Additionally, the Company entered into two fixed asset loans in the combined principal amount of $25 million.

We believe our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements under current operating conditions. We cannot predict, and are unable to know, the long-term impact of the COVID-19 pandemic and the related economic consequences or how these events may affect our future liquidity. Availability under our Senior Secured Revolving Credit Facility on September 25, 2021 was $54.1 million. See Note 9, Long-Term Debt and Credit Arrangements, for additional details regarding our Senior Credit Facility.

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

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in Note 2 to the Consolidated Condensed Financial Statements.

Table of Contents    31

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

At September 25, 2021, $16,714, or approximately 28% of our total debt, was subject to short-term floating interest rates. A one-hundred basis point fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $124. Not included in the $16,714, is the amount outstanding for term loans of $24,833. Both loans are currently set to bear interest of 5% for five years. Every five years, these rates will be reset to reflect the then current 5-year treasury rate plus a margin. A one-hundred basis point fluctuation in the interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $184. See Note 9 for further discussion of these loans. The total of our debt, including the term loans, subject to floating interest rates is $41,547, or approximately 69% of our total debt. A one-hundred basis point fluctuation in the variable interest rates applicable to this total floating rate debt would have an annual after-tax impact of approximately $307.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 25, 2021, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the Quarter, the Company agreed to settle the pending, previously reported lawsuit styled The Water Works and Sewer Board of the City of Gadsden v. 3M Company, et al., Civil Action No. 31-CV-2016-900676.00, by payment of an amount deemed not to be material and entry into a settlement agreement and full release of liability with the plaintiff in the pending suit. Shortly thereafter, the Company also agreed to settle the lawsuit styled The Water Works and Sewer Board of the Town of Centre v. 3M Company, et al., Civil Action No. 13-CV- 2017-900049.00, by payment of an amount deemed immaterial and entry into a settlement agreement and full release of liability with the plaintiff. The payment in each case and the settlement and dismissals were approved by the respective courts in which the cases were pending following the end of the Quarter. In neither settlement did the Company admit liability for the alleged claims.

See Legal Proceedings under footnote 18 for additional information regarding legal cases in which the Company is involved.

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

Table of Contents    33

A significant amount of our sales are generated through a certain mass merchant retailer. A change in strategy by this customer to emphasize products at a lower price point than we currently offer will limit future sales to this customer. The reductions of sales through this channel could adversely affect our business if we are not able to replace the volume through other sales outlets and product offerings. The impact of the event has been minimized due to minimal margins on sales through this channel due to price pressure from the retailer and increased raw material costs for our products. We expect to be able to utilize the production capacity made available to help fulfill the current high demand for residential products.

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
Table of Contents    34

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

Disruption to suppliers of raw materials could have a material adverse effect on us.

Nylon yarn is the principal raw material used in our floorcovering products. A significant portion of such yarn has historically been purchased from one supplier. Our principal yarn supplier is one of the leading fiber suppliers within the industry and has been the exclusive supplier of certain branded fiber technology upon which we have relied. Access to these branded fibers has been restricted and is gradually being phased out. While we have developed and are developing products and product offerings that use other fiber systems, there is no certainty that we will be successful in our efforts to develop and market such products. Additionally, the supply of all nylon yarn and yarn systems has been negatively impacted by a variety of overall market factors. The cost of nylon yarns has risen significantly and availability of nylon yarns has been restricted. Our efforts to develop alternate sources and to diversify our yarn suppliers has been accelerated and has met with some success to date; however, continued supply constraints may impact our ability to successfully develop products and effectively service our customers. An interruption in the supply of these or other raw materials or sourced products used in our business or in the supply of suitable substitute materials or products would disrupt our operations, which could have a material adverse effect on our business. We continually evaluate our sources of yarn and other raw materials for competitive costs, performance characteristics, brand value, and diversity of supply.

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
Table of Contents    35

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

Table of Contents    36

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

The following table provides information regarding our repurchases of our Common Stock Shares during the three months ended September 25, 2021:

Fiscal Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs (1)
July 31, 2021	—	$—	—
August 28, 2021	2,970	4.09	2,970
September 25, 2021	—	—	—
Three Months Ended September 25, 2021	2,970	$—	2,970	$2,117,364
(1) All purchases were made under a Plan entered into pursuant to Rule 10b5-1 of the Securities and Exchange act which permitted the purchase of up to $2.9 million of the Company’s shares beginning as of November 11, 2020.

Item 3. Defaults Upon Senior Securities

None.
Table of Contents    37

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

THE DIXIE GROUP, INC.
(Registrant)

Date: November 15, 2021	By: /s/ Allen L. Danzey
Allen L. Danzey Vice President and Chief Financial Officer

Table of Contents    39