Form 10-K
period 2021-12-25
DIXIE GROUP INC
filed 2022-03-23
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2021
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

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of February 25, 2022
Common Stock, $3.00 Par Value	14,792,467	shares
Class B Common Stock, $3.00 Par Value	1,004,975	shares
Class C Common Stock, $3.00 Par Value	—	shares

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the following document are incorporated by reference:
Proxy Statement of the registrant for annual meeting of shareholders to be held May 4, 2022 (Part III).
Table of Contents    1

THE DIXIE GROUP, INC.

Index to Annual Report
on Form 10-K for
Year Ended December 25, 2021

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

PART I.

Item 1.    BUSINESS

General

Our business consists principally of marketing, manufacturing and selling floorcovering products to high-end residential customers through our various sales forces and brands. We focus exclusively on the upper-end of the floorcovering market where we believe we have strong brands and competitive advantages with our style and design capabilities and customer relationships. Our Fabrica, Masland, and Dixie Home brands have a significant presence in the high-end residential floorcovering markets.

Our business participates in markets for soft floorcoverings, which include broadloom carpet and rugs, and hard surfaces, including luxurious vinyl flooring (LVF) and engineered wood. Over the past few years, there has been a significant shift in the flooring marketplace as hard surface products have grown at a rate much faster than soft surface products. We have responded to this accelerated shift to hard surface flooring by launching several initiatives in hard surface offerings. We launched TRUCOR™ and TRUCOR Prime™ offering LVF products. In 2021, we experienced significant growth in sales of our TRUCOR™ family of products and our Fabrica Wood program. We continue to innovate in our soft floorcovering residential markets with a new tufting technology, “TECHnique”, which is being showcased in our Masland and Fabrica lines. TECHnique delivers beautiful patterns through precise yarn placement and control at each needle.

We have one reportable segment, Floorcovering.

Our Brands

Our brands are well known, highly regarded and offer meaningful alternatives to the discriminating customer.

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

Industry

We are a flooring manufacturer in an industry composed of a wide variety of companies from small privately held firms to large multinationals. In 2020, according to the most recent information available, the U.S. floorcovering industry reported $26.6 billion in sales, down approximately 1.3% from 2019's sales total. In 2020, the primary categories of flooring in the U.S., based on sales dollars, were carpet and rug (38%), luxury vinyl flooring (LVF) (20%), ceramic tile (13%), wood (13%), stone (7%), vinyl (4%), and laminate and other (5%). In 2020, the primary categories of flooring in the U.S., based on square feet, were carpet and rug (45%), luxury vinyl flooring (LVF) (21%), ceramic tile (13%), vinyl (8%), wood (6%), laminate (4%), and stone and other (3%). Each of these categories is influenced by the residential construction, commercial construction, and residential remodeling markets. These markets are influenced by many factors including consumer confidence, spending for durable goods, turnover in housing and the overall strength of the economy.

Table of Contents    4

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

Competition

The floorcovering industry is highly competitive. We compete with other carpet, rug and hard surface manufacturers. In addition, the industry provides multiple floorcovering surfaces such as luxury vinyl tile and wood. Though soft floorcovering is still the dominant floorcovering surface, it has gradually lost market share to hard floorcovering surfaces over the last 25 years. We believe our products are among the leaders in styling and design in the high-end residential carpet markets. However, a number of manufacturers produce competitive products and some of these manufacturers have greater financial resources than we do.

We believe the principal competitive factors in our primary floorcovering markets are styling, color, product design, quality and service. In the high-end residential markets, we compete with various other floorcovering suppliers. Nevertheless, we believe we have competitive advantages in several areas. We have an attractive portfolio of brands that we believe are well known, highly regarded by customers and complementary; by being differentiated, we offer meaningful alternatives to the discriminating customer. We believe our investment in new yarns and innovative tufting and dyeing technologies, strengthens our ability to offer product differentiation to our customers. In addition, we have established longstanding relationships with key suppliers of luxury vinyl flooring and with significant customers in most of our markets. Finally, our reputation for innovative design excellence and our experienced management team enhance our competitive position. See "Risk Factors" in Item 1A of this report.

Backlog

Sales order backlog is not material to understanding our business, due to relatively short lead times for order fulfillment in the markets for the vast majority of our products.

Trademarks

Our floorcovering businesses own a variety of trademarks under which our products are marketed.  Among such trademarks, the names "Fabrica", "Masland", "Dixie Home" and TRUCOR™ are of greatest importance to our business. We believe that we have taken adequate steps to protect our interest in all significant trademarks.

Customer and Product Concentration

As a percentage of our net sales, one customer, a mass merchant, accounted for approximately 9% in 2021 and 9% in 2020 and as a percentage of our customer's trade accounts receivable, accounted for approximately 20% in 2021 and 23% in 2020. No other customer was more than 10 percent of our sales during the periods presented. During 2021, sales to our top ten customers accounted for approximately 13% of our sales and our top 20 customers accounted for approximately 16% of our sales. We do not make a material amount of sales in foreign countries.

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
Table of Contents    5

regulations have not had a material adverse impact on our financial condition or results of operations in the past. See "Risk Factors” in Item 1A of this report.

Raw Materials

Our primary raw material is continuous filament yarn. Nylon is the primary yarn we utilize and, to a lesser extent, wool and polyester yarn is used. Additionally, we utilize polypropylene carpet backing, latex, dyes and chemicals, and man-made topical applications in the construction of our products.The volatility of petroleum prices could adversely affect our supply and cost of synthetic fibers. Our synthetic yarns are purchased primarily from domestic fiber suppliers and wool is purchased from a number of international sources. Our other raw materials are purchased primarily from domestic suppliers, although the majority of our luxury vinyl tile is sourced outside the United States. Where possible, we pass raw material price increases through to our customers; however, there can be no assurance that cost increases can be passed through to customers and that increases in raw material prices will not have an adverse effect on our profitability. See "Risk Factors” in Item 1A of this report. There are multiple sources of nylon yarn; however, an unanticipated termination or interruption of our supply arrangements could adversely affect our supplies of raw materials and could have a material effect on our operations. See "Risk Factors” in Item 1A of this report.

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

Employment Level

At December 25, 2021, we employed 1,322 associates in our operations.

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

The COVID-19 pandemic continues to impact areas where we operate and sell our products and services. The COVID-19 outbreak in the second quarter of 2020 had a material adverse effect on our ability to operate and our results of operations as public health organizations recommended, and many governments implemented, measures to slow and limit the transmission of the virus, including shelter in place and social distancing ordinances. Although the accessibility of vaccines and other preventive measures have lessened the impact, a new variant may necessitate a return of such restrictive, preventive measures which may have a material adverse effect on our business for an indefinite period of time, such as the potential shut down of certain locations, decreased employee availability, disruptions to the businesses of our selling channel partners, and others. Our suppliers and customers may also face these and other challenges, which could lead to a disruption in our supply chain as well as decreased construction and renovation spending and consumer demand for our products and services. These issues may also materially affect our current and future access to sources of liquidity, particularly our cash flows from operations, and access to financing. The long-term economic impact and near-term financial impacts of the COVID-19 pandemic, including but not limited to, potential near term or long-term risk of asset impairment, restructuring, and other charges, cannot be reliably quantified or estimated at this time due to the uncertainty of future developments.

The floorcovering industry is sensitive to changes in general economic conditions and a decline in residential activity or home remodeling and refurbishment could have a material adverse effect on our business.

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

The residential floorcovering market is highly dependent on housing activity, including remodeling. The U.S. and global economies, along with the residential markets in such economies, can negatively impact the floorcovering industry and our business. Although the impact of a decline in new housing activity is typically accompanied by an increase in remodeling and replacement activity, these activities typically lag during a cyclical downturn. Additional or extended downturns could cause prolonged deterioration. A significant or prolonged decline in residential housing activity could have a material adverse effect on our business and results of operations.

We have significant levels of sales in certain channels of distribution and reduction in sales through these channels could adversely affect our business.

A significant amount of our sales are generated through a certain mass merchant retailer. A change in strategy by this customer to emphasize products at a lower price point than we currently offer will limit future sales opportunities with this customer. The reductions of sales through this channel could adversely affect our business if we are not able to replace the volume through other sales outlets and product offerings. The impact of the event has been minimized due to minimal margins on sales through this channel due to price pressure from the retailer and increased raw material costs for our products. We expect to be able to utilize the production capacity made available to help fulfill the current high demand for residential products.

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
Table of Contents    7

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

Nylon yarn is the principal raw material used in our floorcovering products. A significant portion of such yarn has historically been purchased from one supplier. This yarn supplier was one of the leading fiber suppliers within the industry and had been the exclusive supplier of certain branded fiber technology upon which we formerly relied. Access to these branded fibers is no longer available. We have developed and are developing products and product offerings that use other fiber systems, but there can be no certainty that we will be successful in our efforts to develop and market such products. Additionally, the supply of all nylon yarn and yarn systems has been negatively impacted by a variety of overall market factors. The cost of nylon yarns has risen significantly and availability of nylon yarns has been restricted. Our efforts to develop alternate sources and to diversify our yarn suppliers has been accelerated and has met with some success to date; however, continued supply constraints may impact our ability to successfully develop products and effectively service our customers. An interruption in the supply of these or other raw materials or sourced products used in our business or in the supply of suitable substitute materials or products would disrupt our operations, which could have a material adverse effect on our business. We continually evaluate our sources of yarn and other raw materials for competitive costs, performance characteristics, brand value, and diversity of supply.
Table of Contents    8

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
Table of Contents    9

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

Item 1B.UNRESOLVED STAFF COMMENTS

None.

Table of Contents    10

Item 2.    PROPERTIES

The following table lists our facilities according to location, type of operation and approximate total floor space as of February 25, 2022:

Location	Type of Operation	Approximate Square Feet
Administrative:
Saraland, AL*	Administrative	29,000
Santa Ana, CA*	Administrative	4,000
Calhoun, GA	Administrative	10,600
Dalton, GA*	Administrative	50,800
	Total Administrative	94,400

Manufacturing and Distribution:
Atmore, AL	Carpet Manufacturing, Distribution	610,000
Roanoke, AL	Carpet Yarn Processing	204,000
Saraland, AL*	Carpet, Rug and Tile Manufacturing, Distribution	384,000
Porterville, CA*	Carpet Yarn Processing	249,000
Santa Ana, CA*	Carpet and Rug Manufacturing, Distribution	200,000
Adairsville, GA	Samples and Rug Manufacturing, Distribution	292,000
Calhoun, GA	Carpet Dyeing & Processing	193,300
Eton, GA	Carpet Manufacturing, Distribution	408,000
Dalton, GA*	Samples Warehouse and Distribution	40,000
	Total Manufacturing and Distribution	2,580,300

* Leased properties	TOTAL	2,674,700

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

Item 3.     LEGAL PROCEEDINGS
We have been sued, together with 3M Company and approximately 30 other named defendants and unnamed "fictitious defendants" including various carpet manufacturers and suppliers, in four lawsuits whereby the plaintiffs seek monetary damages and injunctive relief related to the manufacture, supply, and/or use of certain chemical products in the manufacture, finishing, and treatment of carpet products in the Dalton, Georgia area. These chemical products allegedly include without limitation perflourinated compounds ("PFC") such as perflourinated acid ("PFOA") and perfluorooctane sulfonate ("PFOS"). In each lawsuit, the plaintiff(s) alleged that, as a consequence of these actions, these chemical compounds have discharged or leached into the water systems around Dalton and then flow into the waters in or near the water bodies from which the plaintiff(s) draw for drinking water.
Two of these lawsuits were filed in Alabama. The first lawsuit in Alabama was filed on September 22, 2016 by The Water Works and Sewer Board of the City of Gadsden (Alabama) in the Circuit Court of Etowah County, Alabama (styled The Water Works and Sewer Board of the City of Gadsden v. 3M Company, et al., Civil Action No. 31-CV-2016-900676.00). The second lawsuit in Alabama was filed on May 15, 2017 by The Water Works and Sewer Board of the Town of Centre (Alabama) in the Circuit Court of Cherokee County, Alabama (styled The Water Works and Sewer Board of the Town of Centre v. 3M Company, et al., Civil Action No. 13-CV- 2017-900049.00). These lawsuits have been settled upon payment to the plaintiff of a sum deemed to be immaterial. Both lawsuits have been dismissed.

The other two lawsuits were filed in Georgia. The first lawsuit in Georgia was filed on November 19, 2019 by the City of Rome (Georgia) in the Superior Court of Floyd County, Georgia (styled The City of Rome, Georgia v. 3M Company, et al., No. 19CV02405JFL003). The second lawsuit in Georgia was originally filed on November 26, 2019 and is presented as a class action lawsuit by and on behalf of a class of persons who obtain drinking water from the City of Rome, Georgia and the Floyd County Water Department (and similarly situated persons) (generally, for these purposes, residents of Floyd County) (styled Jarrod Johnson v. 3M Company, et al., Civil Action No. 19-CV-02448-JFL-003) (the "Class Action Lawsuit"). On January 10, 2020, the Class Action Lawsuit was removed to the United States District Court for the Northern District of Georgia, Rome Division (styled Jarrod Johnson v. 3M Company, et al Civil Action No. 4:20-CV-0008-AT). We agreed to settle and obtain
Table of Contents    11

dismissal of these lawsuits shortly after the end of the third quarter of 2021 upon payment of a sum to the plaintiff in the City of Rome matter. We deem the sum of the payment to be immaterial to the Company. Delivery of the settlement agreement and dismissal of each of the matters is pending.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

Table of Contents    12

Pursuant to instruction G of Form 10-K the following is included as an unnumbered item to PART I.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and offices held by the executive officers of the registrant as of February 25, 2022, are listed below along with their business experience during the past five years.

Name, Age and Position	Business Experience During Past Five Years

Daniel K. Frierson, 80 Chairman of the Board, and Chief Executive Officer, Director	Director since 1973, Chairman of the Board since 1987 and Chief Executive Officer since 1980. He is the Chairman of the Company's Executive Committee. He is past Chairman of The Carpet and Rug Institute.

D. Kennedy Frierson, Jr., 54 Vice President and Chief Operating Officer, Director	Director since 2012 and Vice President and Chief Operating Officer since August 2009. Vice President and President Masland Residential from February 2006 to July 2009. President Masland Residential from December 2005 to January 2006. Executive Vice President and General Manager, Dixie Home, 2003 to 2005. Business Unit Manager, Bretlin, 2002 to 2003.

Allen L. Danzey, 52 Chief Financial Officer	Chief Financial Officer since January 2020. Director of Accounting from May 2018 to December 2019. Commercial Division Controller from July 2009 to May 2018. Residential Division Controller and Senior Accountant from February 2005 to July 2009.

Thomas M. Nuckols, 54 Vice President and President, Dixie Residential	Vice President and President of Dixie Residential since November 2017. Executive Vice President, Dixie Residential from February 2017 to November 2017. Dupont/Invista, from 1989 to 2017, Senior Director of Mill Sales and Product Strategy from 2015 to 2017.

W. Derek Davis, 71 Vice President, Human Resources and Corporate Secretary	Vice President of Human Resources since January 1991 and Corporate Secretary since January 2016. Corporate Employee Relations Director, 1988 to 1991.

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

PART II.

Item 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades on the NASDAQ Global Market under the symbol DXYN. No market exists for our Class B Common Stock.

As of February 25, 2022, the total number of holders of our Common Stock was approximately 4,445 including an estimated 3,700 shareholders who hold our Common Stock in nominee names. The total number of holders of our Class B Common Stock was 10.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Fiscal Month Ending	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
October 31, 2021	—		$—	—	—
November 28, 2021	—	*	—	—	—
December 25, 2021	—		—	—	—
Three Fiscal Months Ended December 26, 2020	—		$—	—	—

*The company had no active programs to repurchase stock from the market

Dividends and Price Range of Common Stock

There is a restriction on the payment of dividends under our revolving credit facility and we have not paid any dividends in the years ended December 25, 2021 and December 26, 2020.

The following table provides the price range of common stock for the four fiscal quarterly periods in the years ended December 25, 2021 and December 26, 2020.

THE DIXIE GROUP, INC.
QUARTERLY PRICE RANGE OF COMMON STOCK

	FISCAL QUARTER
2021	1ST	2ND	3RD	4TH

Common Stock Prices:
High	$6.00	$3.86	$5.58	$6.98
Low	2.26	2.37	2.55	4.50

2020	1ST	2ND	3RD	4TH

Common Stock Prices:
High	$1.60	$1.04	$1.34	$2.92
Low	0.53	0.55	0.76	0.77
Table of Contents    14

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

In accordance with SEC rules, set forth below is a line graph comparing the yearly change in the cumulative total shareholder return on our Common Stock against the total return of the Standard & Poor's Small Cap 600 Stock Index, plus both the Dow Jones US Furnishings Index and the Dow Jones US Building Materials & Fixtures Index, in each case for the five year period ended December 31, 2021. The comparison assumes that $100.00 was invested on December 31, 2016, in our Common Stock, the S&P Small Cap 600 Index, and each of the two Peer Groups, and assumes the reinvestment of dividends.

The foregoing shareholder performance presentation shall not be deemed "soliciting material" or to be "filed" with the Commission subject to Regulation 14A, or subject to the liabilities of Section 18 of the Exchange Act.

Item 6.    SELECTED FINANCIAL DATA

As part of the scaled disclosures for smaller reporting companies, selected financial data is not required.
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
Our net sales from continuing operations were $341 million for the fiscal year ended December 25, 2021 and $251 million for the fiscal year ended December 26, 2020. Comparisons to the prior year are skewed by the negative impact of the COVID-19 pandemic in the second quarter of 2020 as well as high demand for residential products in 2021. Strong activity in the housing markets related to remodeling and new home construction have driven a strong demand for residential floor covering products in 2021.
Our net income for the twelve months ended December 25, 2021 was $1.6 million. The income was driven by strong sales volume, resulting in high production volume in our manufacturing plants, and selling and administrative expenses at levels that are favorably in line with sales volume when compared with prior periods. These favorable areas were offset by rising costs of raw materials and unfavorable adjustments to our LIFO inventory reserve, both of which negatively impacted our gross margin on the year.
Our interest expense for the twelve month period ended December 25, 2021 was $4,742 which compares favorably to the interest expense of $5,803 from the same period in the prior year. The reduced interest expense is a factor of our reduction and restructuring of debt over the last three years which included the sale and leaseback transaction for our facility in Santa Anna, California in the fourth quarter of 2018 and the divestiture of our Commercial division in the third quarter of 2021. We have reduced debt by $64 million from our most recent high level of debt at $141 million at September 29, 2018 to $77 million at December 25, 2021.
During the second quarter of 2021, the trademark for certain branded fibers our company has historically used in certain products was sold to a mass market retailer. Under the terms of the agreement, the availability of the trademark for use by our company, and others in the industry, was phased out. Prior to the sale of this trademark, our company had previously begun developing alternative offerings in response to prior disruptions in fiber supply. We accelerated the development process and we believe the movement away from dependence on the particular trademark and related fibers will provide the company with opportunities to develop enhanced competitive products with alternate fibers. We have also assisted our specialty retail customers with the transition to our new offerings through a non-disruptive, turnkey solution offering a retail friendly selling solution including new signage and merchandising materials.
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

COVID-19 PANDEMIC
After experiencing a significant reduction in sales volume with the initial onset of the COVID-19 pandemic in the second quarter of 2020, we started to see a gradual and consistent improvement in sales through the remainder of 2020 and throughout 2021. The sales growth was driven by a strong housing market and high residential remodeling activity. Although the pandemic continued in 2021, and we continue to take necessary safety precautions to protect the health of our employees, we have been able to limit the impact on operations. However, we cannot be certain as to any additional future impact of the COVID-19 crisis.
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
Table of Contents    16

property for a purchase price of $20.5 million. The Purchaser also assumed the liability to fulfill the orders represented by advance customer deposit liabilities of $3.1 million.

The Company retained the Commercial Business’ cash deposits, all accounts receivable, and certain inventory and equipment. Additionally, the Company agreed not to compete with the specified commercial business and the Atlas|Masland markets for a period of 5 years following September 13, 2021. The agreement allows for the Company to sell the commercial inventory retained by the company after the divestiture.

As a result of the transaction the Company has effectively exited the Commercial Business and will now focus exclusively on its residential floorcovering segment. The sale of Atlas|Masland represents a strategic shift that will have a major effect on the Company’s operations. The Company has accounted for the transaction as discontinued operations on the date the entity was disposed. Accordingly, the Company is reporting the results of Atlas|Masland operations and cash flows, and balance sheet classifications for the current and comparative periods as discontinued operations. Prior to the consummation of the sale, the Company was neither actively marketing the business for sale nor had intentions to abandon the Commercial Business and as a result did not present the results as assets held for sale or discontinued operations in prior filings. See footnotes to the financial statements for the Company’s discontinued operations reporting.

At closing, the Company received approximately $18.4 million in net proceeds, after depositing $2.1 million within an escrow account. The escrow account is for certain potential seller indemnifications and will be released to the Company in two installments. The first installment, for 50% of the escrow, was paid to the company 90 days after closing and the remaining 50% of the original escrow amount will be paid 18 months from the closing date. In order to release liens on certain fixed assets included in the Asset Purchase Agreement, the Company placed $2.1 million in cash collateral in an account with the lender (Greater Nevada Credit Union). The remaining proceeds were applied to the Company's debt with its senior credit facility (Fifth Third Bank).

The gain on the sale of assets is summarized as follows:

Net Proceeds, including escrowed funds	20,500

Inventory, net	(9,195)
Fixed Assets	(2,278)
Contract Liabilities	3,127
Net tangible assets sold	(8,346)
Gain on sale of assets sold, prior to associated costs	12,154

Other transaction related costs
Adjustments to Accruals, Reserves and Allowances	(8,462)	[1]
Transaction Costs	(1,032)	[2]
Total other transaction related costs	(9,494)

Gain on sale of discontinued operations	2,660

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

In addition, the Company and the Purchaser simultaneously entered into a transition services agreement pursuant to which the Company assisted Mannington in transitioning the AtlasMasland business to Mannington, by, among other things, assisting in filling open orders and completing the manufacture of work in progress that resulted in a temporary continued involvement in the Commercial Business until December 31,2021. The Company has shown the results of these operations as a component of discontinued operations.

Table of Contents    17

RESULTS OF OPERATIONS

Fiscal Year Ended December 25, 2021 Compared with Fiscal Year Ended December 26, 2020

	Fiscal Year Ended (amounts in thousands)
	December 25, 2021	% of Net Sales	12/26/2020 (As Adjusted)	% of Net Sales	Increase (Decrease)	% Change
Net sales	$341,247	100.0%	$250,869	100.0%	$90,378	36.0%
Cost of sales	263,992	77.4%	193,538	77.1%	70,454	36.4%
Gross profit	77,255	22.6%	57,331	22.9%	19,924	34.8%
Selling and administrative expenses	67,926	19.9%	58,175	23.2%	9,751	16.8%
Other operating (income) expense, net	(927)	(0.3)%	(108)	—%	(819)	758.3%
Facility consolidation and severance expenses, net	255	0.1%	3,752	1.5%	(3,497)	(93.2)%
Operating income (loss)	10,001	2.9%	(4,488)	(1.8)%	14,489	(322.8)%
Interest expense	4,742	1.4%	5,803	2.3%	(1,061)	(18.3)%
Other (income) expense, net	1	—%	678	0.3%	(677)	(99.9)%
Income (loss) before taxes	5,258	1.5%	(10,969)	(4.4)%	16,227	(147.9)%
Income tax expense (benefit)	105	—%	(1,146)	(0.5)%	1,251	(109.2)%
Income (loss) from continuing operations	5,153	1.5%	(9,823)	(3.9)%	14,976	(152.5)%
Income (Loss) from discontinued operations, net of tax	(3,537)	(1.0)%	615	0.2%	(4,152)	(675.1)%
Net income (loss)	$1,616	0.5%	$(9,208)	(3.7)%	$10,824	(117.5)%

Net Sales. Net sales for the year ended December 25, 2021 were $341.2 million compared with $250.9 in the year-earlier period, an increase of 36.0% for the year-over-year comparison. Net sales in 2020 were heavily impacted by the initial outbreak of the COVID-19 pandemic. After the initial impact of the pandemic in the second quarter of 2020, sales demand began to increase in line with the demand in the residential housing market.

Gross Profit. Gross profit, as a percentage of net sales, decreased .3 percentage points in 2021 compared with 2020. The Company saw significant increases in raw material costs throughout 2021. Increases in the price of our products were implemented on a delayed basis after the initial impact of the cost increase. These cost increases created an inflationary impact that increased our LIFO reserve on inventory for continuing operations by $16.2 million in 2021 which negatively impacted our margins. These increased costs were partially offset by higher absorption of fixed costs due to increased sales volume in 2021.

Selling and Administrative Expenses. Selling and administrative expenses were $67.9 million in 2021 compared with $58.2 million in 2020, but lower as a percentage of the higher sales volume. Selling and administrative expenses as a percent of the net sales for 2021 and 2020 were 19.9% and 23.2% respectively. The increase in selling and administrative expenses in 2021 was the result of increased investment in samples, marketing and travel expense in 2021 after the reduced spending in these areas in 2020 due to the pandemic.

Other Operating Income. Net other operating income was $927 thousand in 2021 compared with an income of $108 thousand in 2020. In 2021, the income was primarily the result of $1.7 million in insurance proceeds related to a claim at our Roanoke, Alabama facility partially offset by $1.1 million in legal expenses.

Facility Consolidation and Severance Expenses, Net. Facility consolidation expenses were $.3 million in 2021 compared with $3.8 million in the year-earlier period. The facility consolidation expenses incurred during 2020 were primarily related to our COVID-19 Continuity Plan including severance and financing related charges, as well as residual costs from our Profit Improvement Plan including adjustments for workers' compensation related charges. The expenses in 2021 were primarily related to residual expense activity from the Profit Improvement Plan.

Operating Income (Loss). The operating income in 2021 was $10.0 million compared to a loss of $4.5 million in 2020. The 2020 loss was heavily driven by the negative sales impact during the height of the COVID-19 pandemic. The 2021 operating income was primarily the result of higher sales volume and lower expenses from restructuring.

Interest Expense. Interest expense of $4.7 million in 2021 was a reduction of $1.1 million from $5.8 million incurred in 2020. The reduction is the result of lower levels of debt in 2021 offset by adjustments to other comprehensive income as a result of financing initiatives in the fourth quarter of 2021 and elimination of related interest rate swap agreements.

Table of Contents    18

Income Tax Expense (Benefit). Our effective income tax rate was an expense of 2.00% in 2021. The benefit relates to federal and state cash taxes paid offset by certain federal and state credits and also includes a benefit for the termination of certain derivative contracts for which there existed stranded tax effects within other comprehensive income. In 2021, we decreased our valuation allowance by $1.4 million related to our net deferred tax asset and specific state net operating loss and state tax credit carryforwards.

Our effective income tax rate was a benefit of 10.49% in 2020. The benefit relates to certain federal and state credits and also includes a benefit for the termination of certain derivative contracts for which there existed stranded tax effects within Other Comprehensive Income.

Net (Income) Loss. Continuing operations reflected an income of $5.2 million, or $0.32 per diluted share in 2021, compared with a loss from continuing operations of $9.8 million, or $0.64 per diluted share in 2020. Our discontinued operations reflected a loss of $3.5 million, or $0.23 per diluted share in 2021 compared with an income of $615 thousand, or $0.04 per diluted share in 2020. Including discontinued operations, we had a net income of $1.6 million, or $0.09 per diluted share, in 2021 compared with a net loss of $9.2 million, or $0.60 per diluted share, in 2020.

Discontinued operations includes the financial results related to the Commercial Business. In the third quarter of 2021, the Company divested the commercial business. The revenue, margin and selling expenses for the Commercial Business have been moved to discontinued operations. See footnote 21 to the consolidated financial statements for additional details related to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 25, 2021, cash used in continuing operations was $6.6 million driven by increases in working capital. Increased sales volume resulted in an increase of $7.8 million in accounts receivable. Higher demand and increased costs drove inventories up by $14.8 million. These increases were slightly offset by a decrease in accounts payable and other accrued expenses of $7.3 million. The reduction in accounts payable and other accrued expenses was offset by increases in prepaids and other current assets of $1.9 million as the Company was required to prepay one primary raw material provider at fiscal year end December 25, 2021.

Net cash provided by investing activities was $15.1 million in the fiscal year 2021. This amount was primarily the result of the divestiture of the Commercial Business in the third quarter of 2021.

During the year ended December 25, 2021, cash used in financing activities was $.3 million. We had net borrowings of $4.8 million on the revolving credit facility. Payments on notes payable net of borrowings decreased cash by $2.9 million and finance leases were reduced by payments, net of borrowings, of $3.2 million. The balance in amount of checks outstanding in excess of cash at year end 2021 increased from prior year resulting in a cash inflow of $1.1 million.

We believe our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements under current operating conditions. We cannot predict, and are unable to know, the long-term impact of the COVID-19 pandemic and the related economic consequences or how these events may affect our future liquidity. Availability under the new Senior Secured Revolving Credit Facility on December 25, 2021 was $37.6 million. Significant additional cash expenditures above our normal liquidity requirements, significant deterioration in economic conditions or continued operating losses could affect our business and require supplemental financing or other funding sources. There can be no assurance that such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us.

Debt Facilities

Revolving Credit Facility. During the fourth quarter of 2020, we entered into a $75.0 million Senior Secured Revolving Credit Facility with Fifth Third Bank National Association as lender. The loan is secured by a first priority security interest on all accounts receivable, cash, and inventory, and provides for borrowing limited by certain percentages of values of the accounts receivable and inventory. The revolving credit facility matures on October 30, 2025.

At our election, advances of the revolving credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, or 3 month periods, as defined with a floor or 0.75% or published LIBOR, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate plus an applicable margin ranging between 0.50% and 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. As of December 25, 2021, the applicable margin on our revolving credit facility was 1.75% for LIBOR and 0.75% for Prime. We pay an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.25% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 3.00% at December 25, 2021 and 2.68% at December 26, 2020.

Table of Contents    19

The agreement is subject to customary terms and conditions and annual administrative fees with pricing varying on excess availability and a fixed charge coverage ratio. The agreement is also subject to certain compliance, affirmative, and financial covenants. We are only subject to the financial covenants if borrowing availability is less than 12.5% of the availability, and remains until the availability is greater than 12.5% for thirty consecutive days. As of December 25, 2021, the unused borrowing availability under the revolving credit facility was $37.6 million.

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

Effective October 29, 2020, we entered into a $15.0 million principal amount USDA Guaranteed term loan with the Greater Nevada Credit Union as lender. The term of the loan is 10 years and bears interest at a minimum 5.00% rate or 4.00% above 5- year treasury, to be reset after 5 years at 3.5% above 5-year treasury. The loan is secured by a first lien on a substantial portion of the Company’s machinery and equipment, a certificate of deposit and a second lien on our Atmore and Roanoke facilities. Payments on the loan are interest only over the first three years and principal and interest over the remaining seven years.

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

Notes Payable - Equipment and Other. Our equipment financing notes have terms ranging from 1 to 7 years, bear interest ranging from 1.60% to 7.00% through the year and are due in monthly installments through their maturity dates. Our equipment financing notes are secured by the specific equipment financed and do not contain any financial covenants.

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

Finance Lease Obligations. Our finance lease obligations are due in monthly or quarterly installments through their maturity dates. Our finance lease obligations are secured by the specific equipment leased. (See Note 11 to our Consolidated Financial Statements).

Stock-Based Awards

We recognize compensation expense related to share-based stock awards based on the fair value of the equity instrument over the period of vesting for the individual stock awards that were granted. At December 25, 2021, the total unrecognized compensation expense related to unvested restricted stock awards was $1,337 thousand with a weighted-average vesting period of 6.5 years. At December 25, 2021, there was no unrecognized compensation expense related to unvested stock options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at December 25, 2021 or December 26, 2020.

Income Tax Considerations

In the tax year ended December 25, 2021 we increased our valuation allowances by $1.4 million related to our net deferred tax asset and specific state net operating loss and state credit carryforwards.

During 2022 and 2023, we do not anticipate any cash outlays for income taxes to exceed $1 million. This is due to tax loss carryforwards and tax credit carryforwards that will be used to partially offset taxable income. At December 25, 2021, we were in a net deferred tax liability position of $91 thousand.

Table of Contents    20

Discontinued Operations - Environmental Contingencies

We have reserves for environmental obligations established at five previously owned sites that were associated with our discontinued textile businesses. We have a reserve of $1.9 million for environmental liabilities at these sites as of December 25, 2021. The liability established represents our best estimate of loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from our estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

Fair Value of Financial Instruments

At December 25, 2021, we had no assets or liabilities measured at fair value that fall under a level 3 classification in the hierarchy (those subject to significant management judgment or estimation).

Certain Related Party Transactions

We purchase a portion of our product needs in the form of fiber, yarn and carpet from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of our Company. An affiliate of Mr. Shaw holds approximately 7.6% of our Common Stock, which represents approximately 3.2% of the total vote of all classes of our Common Stock. Engineered Floors is one of several suppliers of such materials to us. Total purchases from Engineered Floors for 2021 and 2020 were approximately $3.9 million and $4.5 million, respectively; or approximately 1.4% and 2.3% of our cost of goods sold in 2021 and 2020, respectively. Purchases from Engineered Floors are based on market value, negotiated prices. We have no contractual commitments with Mr. Shaw associated with our business relationship with Engineered Floors. Transactions with Engineered Floors are reviewed annually by our board of directors.

We were a party to a ten-year lease with the Rothman Family Partnership to lease a facility as part of the Robertex acquisition in 2013. The controlling principal of the lessor was an associate of our Company until June 30, 2018. Rent paid to the lessor during 2021 and 2020 was $196 thousand and $289 thousand, respectively. The lease was based on current market values for similar facilities. This lease was terminated on August 31, 2021.

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

Table of Contents    21

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

•Income taxes. Our effective tax rate is based on income, statutory tax rates and tax planning opportunities available in the jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in a future period. We evaluate the recoverability of these future tax benefits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely on estimates, including business forecasts and other projections of financial results over an extended period of time. In the event that we are not able to realize all or a portion of our deferred tax assets in the future, a valuation allowance is provided. We recognize such amounts through a charge to income in the period in which that determination is made or when tax law changes are enacted. We had valuation allowances of $12.9 million at December 25, 2021 and $14.2 million at December 26, 2020. At December 25, 2021, we were in a net deferred tax liability position of $91 thousand. For further information regarding our valuation allowances, see Note 14 to the Consolidated Financial Statements.

•Loss contingencies. We routinely assess our exposure related to legal matters, environmental matters, product liabilities or any other claims against our assets that may arise in the normal course of business. If we determine that it is probable a loss has been incurred, the amount of the loss, or an amount within the range of loss, that can be reasonably estimated will be recorded.

Table of Contents    22

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

At December 25, 2021, $35,922, or approximately 47% of our total debt, was subject to floating interest rates. A one-hundred basis point fluctuation in the variable interest rates applicable to this floating rate debt would have an annual pre-tax impact of approximately $326. Included in the $35,922, is the amount outstanding for the term loans of $24,764. Both loans are currently set to bear interest of 5% for five years. Every five years, these rates will be reset to reflect the then current 5-year treasury rate plus a margin. See Note 9 for further discussion of these loans.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary financial information required by ITEM 302 of Regulation S-K is included in PART II, ITEM 5 of this report and the Financial Statements are included in a separate section of this report.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 26, 2021, the date of the financial statements included in this Form 10-K (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Our management report on internal control over financial reporting is contained in Item 15(a)(1) of this report.

Item 9B.OTHER INFORMATION

None.
Table of Contents    23

PART III.

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled "Information about Nominees for Director" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 4, 2022 are incorporated herein by reference. Information regarding the executive officers of the registrant is presented in PART I of this report.

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

Audit Committee

We have a standing audit committee.  At December 25, 2021, members of our audit committee are Michael L. Owens, Chairman, William F. Blue, Jr., Charles E. Brock, Lowry F. Kline, and Hilda S. Murray.

Item 11.EXECUTIVE COMPENSATION

The sections entitled "Compensation Discussion and Analysis", "Executive Compensation Information" and "Director Compensation" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 4, 2022 are incorporated herein by reference.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled "Principal Shareholders", as well as the beneficial ownership table (and accompanying notes), in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 4, 2022 are incorporated herein by reference.

Equity Compensation Plan Information as of December 25, 2021

The following table sets forth information as to our equity compensation plans as of the end of the 2021 fiscal year:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of the outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans approved by security holders	271,320	(1)	$4.86	(2)	250,802

(1)Includes the options to purchase 141,000 shares of Common Stock under our 2016 Incentive Compensation Plan and 130,320 Performance Units issued under the 2016 Incentive Compensation Plan, each unit being equivalent to one share of Common Stock. Does not include shares of Common Stock issued but not vested pursuant to outstanding restricted stock awards.
(2)Includes the aggregate weighted-average of (i) the exercise price per share for outstanding options to purchase 141,000 shares of Common Stock under our 2016 Incentive Compensation Plan and (ii) the price per share of the Common Stock on the grant date for each of 130,320 Performance Units issued under the 2016 Incentive Compensation Plan (each unit equivalent to one share of Common Stock).

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled "Certain Transactions Between the Company and Directors and Officers" and "Independent Directors" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 4, 2022 are incorporated herein by reference.

Table of Contents    24

Item 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled "Audit Fees Discussion" in the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held May 4, 2022 is incorporated herein by reference. The independent registered public accounting firm is Dixon Hughes Goodman LLP (PCAOB Firm ID No. 57) located in Atlanta, Georgia.

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

(c)Financial Statement Schedules - The response to this portion of Item 15 is submitted as a separate section of this report. See Item 15(a)(2).

Item 16. FORM 10-K SUMMARY

None.

Table of Contents    25

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2022	The Dixie Group, Inc.

/s/ DANIEL K. FRIERSON
By: Daniel K. Frierson
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DANIEL K. FRIERSON	Chairman of the Board, Director and Chief Executive Officer	March 23, 2022
Daniel K. Frierson

/s/ ALLEN L. DANZEY	Vice President, Chief Financial Officer	March 23, 2022
Allen L. Danzey

/s/ D. KENNEDY FRIERSON, JR.	Vice President, Chief Operating Officer and Director	March 23, 2022
D. Kennedy Frierson, Jr.

/s/ WILLIAM F. BLUE, JR.	Director	March 23, 2022
William F. Blue, Jr.

/s/ CHARLES E. BROCK	Director	March 23, 2022
Charles E. Brock

/s/ LOWRY F. KLINE	Director	March 23, 2022
Lowry F. Kline

/s/ HILDA S. MURRAY	Director	March 23, 2022
Hilda S. Murray

/s/ MICHAEL L. OWENS	Director	March 23, 2022
Michael L. Owens

Table of Contents    26

ANNUAL REPORT ON FORM 10-K

ITEM 8 AND ITEM 15(a)(1) AND ITEM 15(a)(2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULES

YEAR ENDED DECEMBER 25, 2021

THE DIXIE GROUP, INC.

DALTON, GEORGIA

Table of Contents    27

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
Table of Contents    28

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

Management, including our principal executive officer and principal financial officer, has used the criteria set forth in the report entitled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to evaluate the effectiveness of its internal control over financial reporting. Management has concluded that its internal control over financial reporting was effective as of December 25, 2021, based on those criteria.

/s/ Daniel K. Frierson
Chairman of the Board and
Chief Executive Officer

/s/ Allen L. Danzey
Chief Financial Officer

Table of Contents    29

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors of The Dixie Group, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Dixie Group, Inc. (the "Company") as of December 25, 2021 and December 26, 2020, the related consolidated statements of operations, comprehensive income (loss), cash flows and stockholders’ equity for each of the two years ended December 25, 2021, and the related notes and schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2021 and December 26, 2020, and the results of its operations and its cash flows for each of the two years ended December 25, 2021, in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter – LIFO Reserve
As disclosed in Notes 1 and 5 to the consolidated financial statements, the Company recognizes its inventory using the last-in, first-out (“LIFO”) method, which requires a reserve to adjust the historical cost carrying value of inventory to the lower of LIFO or market. As of December 25, 2021, the LIFO reserve was approximately $30,498,000. There is inherent complexity in the accounting for the LIFO reserve including complex calculations based on inventory pools, changes in those pools, and lower of cost or market adjustments.

We identified the LIFO reserve as a critical audit matter. The principal considerations for that determination included the complexity of the calculations, the judgment required for market adjustments, and the nature and extent of audit effort required to address the matter.

Our audit procedures to test the appropriateness of the LIFO Reserve, among others:

•We tested the completeness of the LIFO reserve by evaluating whether all appropriate inventory items were included in the LIFO reserve calculation and in the appropriate category. This included reconciling the inventory used to calculate the LIFO reserve to the inventory subledger.
•We independently recalculated management’s LIFO pool calculation, including pool increases or inventory liquidations.
•We tested the aggregation of the pools used to arrive at the LIFO reserve, and considered whether methodologies were consistently applied, or that changes, if any, were in accordance with U.S. GAAP.
•We tested a sample of inventory items and tested whether the lower of cost or market adjustments made by management were in accordance with U.S. GAAP.

/s/ Dixon Hughes Goodman LLP

We have served as the Company's auditor since 2013.
Atlanta, Georgia
March 23, 2022

Table of Contents    30

THE DIXIE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 25, 2021	December 26, 2020 (As Adjusted)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,471	$1,920
Receivables, net	40,291	32,902
Inventories, net	82,739	67,900
Prepaid expenses	9,925	7,979
Current assets of discontinued operations	5,991	23,464
TOTAL CURRENT ASSETS	140,417	134,165

PROPERTY, PLANT AND EQUIPMENT, NET	48,658	52,905
OPERATING LEASE RIGHT-OF-USE ASSETS	22,534	21,151
OTHER ASSETS	21,138	16,975
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	2,752	8,506
TOTAL ASSETS	$235,499	$233,702

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$16,748	$15,106
Accrued expenses	26,214	19,483
Current portion of long-term debt	3,361	6,116
Current portion of operating lease liabilities	2,528	3,089
Current liabilities of discontinued operations	5,362	11,502
TOTAL CURRENT LIABILITIES	54,213	55,296

LONG-TERM DEBT, NET	73,701	72,041
OPERATING LEASE LIABILITIES	20,692	18,630
OTHER LONG-TERM LIABILITIES	16,030	17,636
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	4,488	6,308
TOTAL LIABILITIES	169,124	169,911

COMMITMENTS AND CONTINGENCIES (See Note 18)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 14,792,647 shares for 2021 and 14,557,435 shares for 2020	44,378	43,672
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 1,004,975 shares for 2021 and 880,313 shares for 2020	3,015	2,641
Additional paid-in capital	157,658	158,329
Accumulated deficit	(138,706)	(140,321)
Accumulated other comprehensive income (loss)	30	(530)
TOTAL STOCKHOLDERS' EQUITY	66,375	63,791
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$235,499	$233,702

See accompanying notes to the consolidated financial statements.
Table of Contents    31

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended
	December 25, 2021	December 26, 2020 (As Adjusted)
NET SALES	$341,247	$250,869
Cost of sales	263,992	193,538
GROSS PROFIT	77,255	57,331

Selling and administrative expenses	67,926	58,175
Other operating (income) expense, net	(927)	(108)
Facility consolidation and severance expenses, net	255	3,752
OPERATING INCOME (LOSS)	10,001	(4,488)

Interest expense	4,742	5,803
Other (income) expense, net	1	678
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	5,258	(10,969)
Income tax provision (benefit)	105	(1,146)
INCOME (LOSS) FROM CONTINUING OPERATIONS	5,153	(9,823)
Income (loss) from discontinued operations, net of tax	(3,537)	615
NET INCOME (LOSS)	$1,616	$(9,208)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.33	$(0.64)
Discontinued operations	(0.23)	0.04
Net income (loss)	$0.10	$(0.60)

BASIC SHARES OUTSTANDING	15,114	15,316

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.32	$(0.64)
Discontinued operations	(0.23)	0.04
Net income (loss)	$0.09	$(0.60)

DILUTED SHARES OUTSTANDING	15,250	15,436

DIVIDENDS PER SHARE:
Common Stock	$—	$—
Class B Common Stock	—	—

See accompanying notes to the consolidated financial statements.
Table of Contents    32

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	Year Ended
	December 25, 2021	December 26, 2020 (As Adjusted)
NET INCOME (LOSS)	$1,616	$(9,208)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on interest rate swaps	94	(1,316)
Income taxes	—	—
Unrealized gain (loss) on interest rate swaps, net	94	(1,316)

Reclassification of loss into earnings from interest rate swaps (1)	646	1,967
Income taxes	174	343
Reclassification of loss into earnings from interest rate swaps, net	472	1,624

Unrecognized net actuarial gain (loss) on postretirement benefit plans	18	—
Income taxes	—	—
Unrecognized net actuarial gain (loss) on postretirement benefit plans, net	18	—

Reclassification of net actuarial gain into earnings from postretirement benefit plans (2)	(24)	(27)
Income taxes	—	—
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(24)	(27)

Reclassification of prior service credits into earnings from postretirement benefit plans (2)	—	(3)
Income taxes	—	—
Reclassification of prior service credits into earnings from postretirement benefit plans, net	—	(3)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	560	278

COMPREHENSIVE INCOME (LOSS)	$2,176	$(8,930)

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

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended
	December 25, 2021	December 26, 2020 (As Adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$5,153	$(9,823)
Income (loss) from discontinued operations	(3,537)	615
Net income (loss)	1,616	(9,208)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	8,474	9,550
Benefit for deferred income taxes	(69)	(343)
Net loss (gain) on property, plant and equipment disposals	210	41
Stock-based compensation (credit) expense	477	431
Bad debt expense	451	90
Write-off of deferred financing costs	—	157
Changes in operating assets and liabilities:
Receivables	(7,840)	(4,671)
Inventories	(14,838)	7,970
Prepaids and other current assets	(1,946)	(2,173)
Accounts payable and accrued expenses	7,314	4,156
Other operating assets and liabilities	(4,025)	2,115
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(6,639)	7,500
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	(8,770)	6,049

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	19,475	44
Purchase of property, plant and equipment	(4,376)	(1,359)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	15,099	(1,315)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES - DISCONTINUED OPERATIONS	141	(401)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit facility	4,806	(31,341)
Borrowings on notes payable - buildings and other term loans	—	25,000
Payments on notes payable - buildings and other term loans	(606)	(343)
Borrowings on notes payable - equipment and other	1,565	1,460
Payments on notes payable - equipment and other	(3,883)	(2,380)
Borrowings on finance leases	—	2,211
Payments on finance leases	(3,152)	(4,756)
Change in outstanding checks in excess of cash	1,059	2,094
Repurchases of Common Stock	(69)	(921)
Payments for debt issuance costs	—	(1,706)
NET CASH USED IN FINANCING ACTIVITIES	(280)	(10,682)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(449)	1,151
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,920	769
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,471	$1,920

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3,141	$3,591
Interest paid for financing leases	1,483	1,702
Income taxes paid (received), net	982	(100)
Right-of-use assets obtained in exchange for new operating lease	4,922	653
Equipment purchased under notes payable	—	1,314
Assets acquired in acquisitions, net of cash acquired	1,025	—
See accompanying notes to the consolidated financial statements.
Table of Contents    34

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands, except share data)

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 28, 2019	$45,075	$2,510	$157,547	$(131,113)	$(808)	$73,211
Repurchases of Common Stock - 555,875 shares	(1,668)	—	747	—	—	(921)
Restricted stock grants issued - 131,867 shares	265	131	(396)	—	—	—
Stock-based compensation expense	—	—	431	—	—	431
Net loss	—	—	—	(9,208)	—	(9,208)
Other comprehensive income	—	—	—	—	278	278
Balance at December 26, 2020	$43,672	$2,641	$158,329	$(140,321)	$(530)	$63,791
Repurchases of Common Stock - 20,329 shares	(61)	—	(8)	—	—	(69)
Restricted stock grants issued - 387,680 shares	789	374	(1,163)	—	—	—
Restricted stock grants forfeited - 7,477 shares	(22)	—	18	—	—	(4)
Class B converted into Common Stock - 2,635 shares	—	—	—	—	—	—
Stock-based compensation expense	—	—	481	—	—	481
Net income	—	—	—	1,616	—	1,616
Other comprehensive loss	—	—	—	—	560	560
Balance at December 25, 2021	$44,378	$3,015	$157,657	$(138,705)	$30	$66,375

See accompanying notes to the consolidated financial statements.

Table of Contents    35

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

The Company's businesses consist principally of marketing, manufacturing and selling finished carpet, rugs, luxury vinyl flooring and engineered wood flooring in the domestic floorcovering market. The Company sells floorcovering products in residential applications. Additionally, the Company provides manufacturing support to its carpet businesses through its separate processing operations.

Based on applicable accounting standards, the Company has determined that it has one reportable segment, Floorcovering.
On September 13, 2021, the Company acting by and through its wholly owned operating subsidiary, TDG Operations, LLC, sold its Atlas|Masland commercial business (the “Commercial Business”). As a result of entering into a definitive agreement, we have classified the related assets and liabilities associated with our Commercial Business as held for discontinued operations in our consolidated balance sheet . The results of our Commercial Business have been presented as discontinued operations in our consolidated statement of income for all periods presented as the sale represents a shift in our business that has a major effect on our operations and financial results. Prior to the consummation of the sale, the Company was neither actively marketing the business for sale nor had intentions to abandon the Commercial Business and as a result did not present the results as assets held for sale or discontinued operations in prior filings. Interest expense and general and administrative expenses were not allocated to discontinued operations. Our consolidated financial statements and disclosures as of and for the year ended December 26, 2020 have been adjusted to reflect such discontinued operations classifications. See Note 21 for further detail of the Company’s discontinued operations reporting.

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

Fiscal Year

The Company ends its fiscal year on the last Saturday of December. All references herein to "2021" and "2020" mean the fiscal years ended December 25, 2021 and December 26, 2020 respectively. All years presented contained 52 weeks.

Discontinued Operations

The consolidated financial statements separately report discontinued operations and the results of continuing operations (See Note 21).

Cash and Cash Equivalents

Highly liquid investments with original maturities of three months or less when purchased are reported as cash equivalents.

Market Risk

The Company sells carpet to floorcovering retailers, the interior design, architectural and specifier communities and supplies carpet yarn and carpet dyeing and finishing services to certain manufacturers. The Company's customers are located principally throughout the United States. As a percentage of net sales, one customer accounted for approximately 9% in 2021 and 9% in 2020. No other customer accounted for more than 10% of net sales in 2021 or 2020, nor did the Company make a significant amount of sales to foreign countries during 2021 or 2020.

Table of Contents    36

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

Credit Risk

The Company grants credit to its customers with defined payment terms, performs ongoing evaluations of the credit worthiness of its customers and generally does not require collateral. Accounts receivable are carried at their outstanding principal amounts, less an anticipated amount for discounts and an allowance for doubtful accounts, which management believes is sufficient to cover potential credit losses based on historical experience and periodic evaluation of the financial condition of the Company's customers. As a percentage of customer's trade accounts receivable, one customer accounted for approximately 20% in 2021 and 23% in 2020. Notes receivable are carried at their outstanding principal amounts, less an allowance for doubtful accounts to cover potential credit losses based on the financial condition of borrowers and collateral held by the Company.

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

Performance Obligations

For performance obligations related to residential floorcovering products, control transfers at a point in time. To indicate the transfer of control, the Company must have a present right to payment, legal title must have passed to the customer and the customer must have the significant risks and rewards of ownership. The Company’s principal terms of sale are FOB Shipping Point and FOB Destination and the Company transfers control and records revenue for product sales either upon shipment or delivery to the customer, respectively. Revenue is allocated to each performance obligation based on its relative stand-alone selling prices. Stand-alone selling prices are based on observable prices at which the Company separately sells the products or services.

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

Advertising Costs

The Company engages in promotional and advertising programs. Expenses relating to these programs are charged to results of operations during the period of the related benefits. These arrangements do not require significant estimates of costs. Costs related to cooperative advertising programs are normally recorded as selling and administrative expenses when the Company can reasonably identify the benefit associated with the program and can reasonably estimate that the fair value of the benefit is equal to or greater than its cost. The amount of advertising and promotion expenses included in selling and administrative expenses was not significant for the years 2021 and 2020.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

ownership plans and affordable housing projects. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. See footnote 14 on Income Taxes for further information.

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

NOTE 3 - REVENUE

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue from continuing and discontinued operations by end-user markets:

	2021	2020 (As Adjusted)
Residential floorcovering products, continuing operations	$341,247	$250,869
Commercial floorcovering products, discontinued operations	$48,070	$65,070
Total net sales, continuing and discontinued operations	$389,317	$315,939

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

Contract Balances

Other than receivables that represent an unconditional right to consideration, which are presented separately (See Note 4), the Company does not recognize any contract assets which give conditional rights to receive consideration, as the Company does not incur costs to obtain customer contracts that are recoverable. The Company often receives cash payments from customers in advance of the Company’s performance for limited production run orders resulting in contract liabilities. These contract liabilities are classified in accrued expenses in the Consolidated Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue, which is typically less than a year. The net decrease or increase in the contract liabilities is primarily driven by order activity for limited runs requiring deposits offset by the recognition of revenue and application of deposit on the receivables ledger for such activity during the period. The activity in the advanced deposits for continuing operations are as follows:

	2021	2020 (As Adjusted)
Beginning contract liability	$1,005	$920
Revenue recognized from contract liabilities included in the beginning balance	(927)	(883)
Increases due to cash received, net of amounts recognized in revenue during the period	1,207	968
Ending contract liability	$1,285	$1,005

NOTE 4 - RECEIVABLES, NET

Receivables are summarized as follows:

	2021	2020 (As Adjusted)
Customers, trade	$37,148	$31,074
Other receivables	3,251	1,920
Gross receivables	40,399	32,994
Less: allowance for doubtful accounts	(108)	(92)
Receivables, net	$40,291	$32,902

Bad debt expense was $451 in 2021 and $90 in 2020.

NOTE 5 - INVENTORIES, NET

Inventories are summarized as follows:

	2021	2020 (As Adjusted)
Raw materials	$35,337	$23,877
Work-in-process	15,186	12,086
Finished goods	62,592	46,017
Supplies and other	122	168
LIFO reserve	(30,498)	(14,248)
Inventories, net	$82,739	$67,900

Table of Contents    41

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	2021	2020 (As Adjusted)
Land and improvements	$3,422	$3,422
Buildings and improvements	51,430	51,479
Machinery and equipment	158,248	158,492
Assets under construction	811	1,167
	213,911	214,560
Accumulated depreciation	(165,253)	(161,655)
Property, plant and equipment, net	$48,658	$52,905

Depreciation of property, plant and equipment, including amounts for finance leases, totaled $8,272 in 2021 and $9,332 in 2020.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	2021	2020 (As Adjusted)
Compensation and benefits (1)	$10,703	$6,357
Provision for customer rebates, claims and allowances	7,562	6,998
Advanced customer deposits	1,285	1,005
Outstanding checks in excess of cash	3,153	2,094
Other	3,511	3,029
Accrued expenses	$26,214	$19,483

(1)Includes a liability related to the Company's self-insured Workers' Compensation program.  This program is collateralized by letters of credit in the aggregate amount of $3,233.

NOTE 8 - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products. Product warranty reserves are included in accrued expenses in the Company's Consolidated Balance Sheets. The following is a summary of the Company's product warranty activity for continuing operations:

	2021	2020 (As Adjusted)
Product warranty reserve at beginning of period	$895	$796
Warranty liabilities accrued	636	640
Warranty liabilities settled	(481)	(541)
Changes for pre-existing warranty liabilities	—	—
Product warranty reserve at end of period	$1,050	$895

Table of Contents    42

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

NOTE 9 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	2021	2020
Revolving credit facility	$33,158	$28,353
Term loans	24,781	24,970
Notes payable - buildings	5,484	5,900
Notes payable - equipment and other	1,607	3,926
Finance lease - buildings	10,873	11,097
Finance lease obligations	2,913	5,841
Deferred financing costs, net	(1,754)	(1,930)
Total long-term debt	77,062	78,157
Less: current portion of long-term debt	3,361	6,116
Long-term debt	$73,701	$72,041

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

At the Company's election, advances of the revolving credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, or 3 month periods, as defined with a floor or 0.75% or published LIBOR, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate plus an applicable margin ranging between 0.50% and 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. As of December 25, 2021, the applicable margin on the Company's revolving credit facility was 1.75% for LIBOR and 0.75% for Prime. The Company pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.25% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 3.00% at December 25, 2021 and 2.68% for December 26, 2020.

The agreement is subject to customary terms and conditions and annual administrative fees with pricing varying on excess availability and a fixed charge coverage ratio. The agreement is also subject to certain compliance, affirmative, and financial covenants. As of the reporting date, the Company is in compliance or has obtained an appropriate waiver for all such applicable covenants. The Company is only subject to the financial covenants if borrowing availability is less than 12.5% of the availability, and remains until the availability is greater than 12.5% for thirty consecutive days. As of December 26, 2021, the unused borrowing availability under the revolving credit facility was $37,632.

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

Effective October 29, 2020, the Company entered into a $15,000 principal amount USDA Guaranteed term loan with the Greater Nevada Credit Union as lender. The term of the loan is 10 years and bears interest at a minimum 5.00% rate or 4.00% above 5- year treasury, to be reset after 5 years at 3.5% above 5-year treasury. The loan is secured by a first lien on a substantial portion of the Company’s machinery and equipment, a second lien on the Company’s Atmore and Roanoke facilities and a certificate of deposit. The loan requires certain compliance, affirmative, and financial covenants and, as of the reporting date, the Company is
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

Notes Payable - Equipment and Other

The Company's equipment financing notes have terms ranging from 1 to 7 years, bore interest ranging from 1.60% to 7.00% through the year 2021 and are due in monthly installments through their maturity dates. The Company's equipment financing notes are secured by the specific equipment financed and do not contain any financial covenants.
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

Finance Lease Obligations

The Company's financed lease obligations are due in monthly or quarterly installments through their maturity dates. The Company's finance lease obligations are secured by the specific equipment leased.

See Note 10 for further discussion of the impact of COVID-19 on the Company's finance lease obligations.

Debt Maturities

Maturities of long-term debt for periods following December 25, 2021 are as follows:

	Long-Term Debt	Finance Leases (See Note 10)	Total

2022	$2,257	$1,104	$3,361
2023	943	2,344	3,287
2024	6,578	325	6,903
2025	35,345	357	35,702
2026	2,279	396	2,675
Thereafter	17,627	9,261	26,888
Total maturities of long-term debt	$65,029	$13,787	$78,816
Deferred financing costs, net	(1,754)	—	(1,754)
Total long-term debt	$63,275	$13,787	$77,062

Table of Contents    44

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

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	December 25, 2021	12/26/2020 (As Adjusted)
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$22,534	$21,151

Current portion of operating lease liabilities	Current portion of operating lease liabilities	2,528	3,089
Noncurrent portion of operating lease liabilities	Operating lease liabilities	20,692	18,630
Total operating lease liabilities		$23,220	$21,719

Finance Leases:
Finance lease right-of-use assets (1)	Property, plant, and equipment, net	$10,111	$14,332

Current portion of finance lease liabilities (1)	Current portion of long-term debt	1,104	2,771
Noncurrent portion of finance lease liabilities (1)	Long-term debt	12,683	14,167
		$13,787	$16,938
(1) Includes leases classified as failed sale-leaseback transactions.

Table of Contents    45

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

Lease cost recognized in the consolidated financial statements is summarized as follows:

	December 25, 2021	December 26, 2020
Operating lease cost	$4,479	$4,734

Finance lease cost:
Amortization of lease assets (1)	2,069	3,160
Interest on lease liabilities (1)	1,483	1,702
Total finance lease costs (1)	$3,552	$4,862
(1) Includes leases classified as failed sale-leaseback transactions.

Other supplemental information related to leases is summarized as follows:

	December 25, 2021	December 26, 2020
Weighted average remaining lease term (in years):
Operating leases	7.65	7.89
Finance leases (1)	13.82	12.57

Weighted average discount rate:
Operating leases	6.30%	6.81%
Finance leases (1)	9.73%	9.42%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	4,395	4,568
Operating cash flows from finance leases (1)	1,483	1,702
Financing cash flows from finance leases (1)	3,152	4,756
(1) Includes leases classified as failed sale-leaseback transactions.

The following table summarizes the Company's undiscounted future minimum lease payments under non-cancellable contractual obligations for operating and financing lease liabilities as of year end:

Fiscal Year	Operating Leases	Finance Leases
2022	3,919	2,386
2023	3,708	3,409
2024	3,631	1,045
2025	3,670	1,053
2026	3,707	1,066
Thereafter	11,003	13,918
Total future minimum lease payments (undiscounted)	29,638	22,877
Less: Present value discount	(6,418)	(9,090)
Total lease liability	23,220	13,787

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

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Balance Sheets:

	2021	2020	Fair Value Hierarchy Level
Liabilities:
Interest rate swaps (1)	$210	$440	Level 2

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

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	2021		2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$1,471	$1,471	$1,920	$1,920
Financial liabilities:
Long-term debt, including current portion	63,275	61,721	61,219	58,803
Finance leases, including current portion	13,787	16,389	16,938	18,451
Interest rate swaps	210	210	440	440

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

The following is a summary of the Company's interest rate swaps as of year end::

Type	Notional Amount		Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$5,796	(1)	November 7, 2014 through November 7, 2024	4.500%	1 Month LIBOR
(1) Interest rate swap notional amount amortizes by $35 monthly to maturity.

The following table summarizes the fair values of derivative instruments included in the Company's Consolidated Balance Sheets:

	Location on Consolidated Balance Sheets	Fair Value
		2021	2020
Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued Expenses	$110	$135
Interest rate swaps, long-term portion	Other Long-Term Liabilities	100	305
Total Liability Derivatives		$210	$440

The following tables summarize the pre-tax impact of derivative instruments on the Company's consolidated financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	2021	2020
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$94	$(1,316)

	Amount of Gain or (Loss) Reclassified from AOCIL on the effective portion into Income (1)(2)
	2021	2020
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$135	$1,106

	Amount of Gain or (Loss) Recognized on the Dedesignated Portion in Income on Derivative (3)
	2021	2020
Derivatives dedesignated as hedging instruments:
Cash flow hedges - interest rate swaps	$511	$861

(1)The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's Consolidated Statements of Operations.
Table of Contents    48

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

(2)The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to December 25, 2021 is $123. See footnote 23 Subsequent Events for further information.
(3)The amount of gain (loss) recognized in income on the dedesignated portion of interest rate swaps is included in other income or other expense on the Company's Consolidated Statements of Operations. The amount of expense recognized on the Company's Consolidated Statements of Operations for the terminated portion of interest rate swaps is included in interest expense.

On October 30, 2020, the Company terminated two interest rate swap agreements tied to its revolving line of credit. The cost to terminate the swap agreements was $1,427. During the fourth quarter of 2020, the Company performed its retrospective and prospective effectiveness assessments of the interest rate swap agreements. Based upon the Company's ability to secure additional fixed asset borrowings, the Company could no longer assert that the cash flows for $25,000 of notional amount of the interest rate swaps are probable. Because it is probable that none of the remaining forecasted interest payments that were being hedged by the second $25,000 interest rate swap will occur, the related losses that had been deferred in AOCIL were immediately reclassified into other (income) expense. However, the losses related to the first $25,000 interest rate swap was reclassified from AOCIL to interest expense as the hedged interest payments are recognized as the Company could not establish that future cash flows are probable not to occur on the first interest rate swap.

NOTE 13 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers a significant portion, or approximately 86% of the Company's associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $1,176 in 2021 and $345 in 2020.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers those associates at one facility who are under a collective-bargaining agreement, or approximately 14% of the Company's associates. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $101 in 2021 and $96 in 2020.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations for continuing operations owed to participants under this plan were $15,794 at December 25, 2021 and $15,081 at December 26, 2020 and are included in other long-term liabilities in the Company's Consolidated Balance Sheets. The obligations for discontinued operations owed to participants under this plan were $2,218 at December 25, 2021 and $2,566 at December 26, 2020 and are included in long term liabilities of discontinued operations in the Company's Consolidated Balance Sheets.The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies for continuing operations was $16,608 at December 25, 2021 and $15,385 at December 26, 2020 and is included in other assets in the Company's Consolidated Balance Sheets. The cash surrender value of the policies for discontinued operations was $2,218 at December 25, 2021 and $2,566 at December 26, 2020 and is included in long term assets of discontinued operations in the Company's Consolidated Balance Sheets.

Multi-Employer Pension Plan

Recognized within discontinued operations, the Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. These union-represented employees represented approximately 15% of the Company's total employees. The risks of participating in multi-employer plans are different from single-employer plans. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If the Company chooses to stop participating in the multi-employer plan, the Company may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company's participation in the multi-employer pension plan for 2021 is provided in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number (EIN) and the three digit plan number. The most recent Pension Protection Act (PPA) zone status available in 2021 and 2020 is for the plan's year-end at 2020 and 2019, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates a plan for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject.
Table of Contents    49

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented (1)	Contributions (2)			Surcharge Imposed (1)	Expiration Date of Collective-Bargaining Agreement
		2021	December 26, 2020 (As Adjusted)		2021	2020	2019
The Pension Plan of the National Retirement Fund	13-6130178 - 001	Red	Red	Implemented	$280	$272	$335	Yes	6/4/2022

(1) The collective-bargaining agreement requires the Company to contribute to the plan at the rate of $0.47 per compensated hour for each covered employee. The Company will make additional contributions, as mandated by law, in accordance with the fund's 2010 Rehabilitation Plan which required a surcharge equal to $0.03 per hour (from $0.47 to $0.50) effective June 1, 2014 to May 31, 2015, a surcharge equal to $0.03 per hour (from $0.50 to $0.53) effective June 1, 2015 to May 31, 2016, a surcharge equal to $0.02 per hour (from $0.53 to $0.55) effective June 1, 2016 to May 31, 2017, a surcharge equal to $0.03 per hour (from $0.55 to $0.58) effective June 1, 2017 to May 31, 2018, a surcharge equal to $0.02 per hour (from $0.58 to $0.60) effective June 1, 2018 to May 31, 2019, a surcharge equal to $0.03 per hour (from $0.60 to $0.63) effective June 1, 2019 to May 31, 2020, and a surcharge equal to $0.03 per hour (from $0.63 to $0.66) effective June 1, 2020 to May 31, 2021. Based upon current employment and benefit levels, the Company's contributions to the multi-employer pension plan are expected to be approximately $290 for 2022.
(2) The Company's contributions to the plan do not represent more than 5% of the total contributions to the plan for the most recent plan year available.

Postretirement Plans

The Company sponsors a postretirement benefit plan that provides life insurance to a limited number of associates upon retirement as part of a collective bargaining agreement.

Information about the benefit obligation and funded status of the Company's postretirement benefit plan is summarized as follows:

	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$390	$360
Service cost	8	8
Interest cost	16	17
Actuarial (gain) loss	(17)	6
Benefits paid	(1)	(1)
Benefit obligation at end of year	396	390

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	1	1
Benefits paid	(1)	(1)
Fair value of plan assets at end of year	—	—

Unfunded amount	$(396)	$(390)

Table of Contents    50

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

The balance sheet classification of the Company's liability for the postretirement benefit plan is summarized as follows:

	2021	2020
Accrued expenses	$19	$17
Other long-term liabilities	377	373
Total liability	$396	$390

Benefits expected to be paid on behalf of associates for the postretirement benefit plan during the period 2021 through 2030 are summarized as follows:

Years	Postretirement Plan
2022	$19
2023	18
2024	17
2025	17
2026	16
2027-31	83

Assumptions used to determine the benefit obligation of the Company's postretirement benefit plan are summarized as follows:

	2021	2020
Weighted-average assumptions as of year-end:
Discount rate (benefit obligation)	3.25%	3.25%

Components of net periodic benefit cost (credit) for the postretirement plan are summarized as follows:

	2021	2020
Service cost	$8	$8
Interest cost	16	17
Amortization of prior service credits	—	—
Recognized net actuarial gains	(22)	(25)
Net periodic benefit cost (credit)	$2	$—

Pre-tax amounts included in AOCIL for the Company's postretirement benefit plan at 2020 are summarized as follows:

	Postretirement Benefit Plan
	Balance at 2021	2022 Expected Amortization
Unrecognized actuarial gains	$(309)	$(22)
Totals	$(309)	$(22)

Table of Contents    51

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

NOTE 14 - INCOME TAXES

The provision (benefit) for income taxes on income (loss) from continuing operations consists of the following:

	2021	2020 (As Adjusted)
Current
Federal	$141	$(912)
State	136	109
Total current	277	(803)

Deferred
Federal	(139)	(277)
State	(33)	(66)
Total deferred	(172)	(343)
Income tax provision (benefit)	$105	$(1,146)

Differences between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before taxes are summarized as follows:

	2021	2020 (As Adjusted)
Federal statutory rate	21%	21%
Statutory rate applied to income (loss) from continuing operations before taxes	$1,104	$(2,296)
Plus state income taxes, net of federal tax effect	81	34
Total statutory provision (benefit)	1,185	(2,262)
Effect of differences:
Nondeductible meals and entertainment	1	30
Executive compensation limitation	37	—
Federal tax credits	(227)	(279)
Reserve for uncertain tax positions	7	7
Change in valuation allowance	(857)	1,236
Stock-based compensation	(18)	141
Other items	(23)	(19)
Income tax provision (benefit)	$105	$(1,146)

During the fourth quarter of 2017, the Company recorded a full valuation allowance against its deferred tax assets, which remains in effect as of December 25, 2021. The Company intends to maintain this position until there is sufficient evidence to support the reversal of all or some portion of these allowances. The Company also has certain assets with indefinite lives for which the basis is different for book and tax. In accordance with ASC 740-10-30-18, the deferred tax liability related to these intangible assets cannot be used to offset deferred tax assets when determining the amount of the valuation allowance for deferred tax assets which are not more-likely-than-not to be realized. The result is that the Company is in a net deferred tax liability position of $91 at December 25, 2021 and December 26, 2020, respectively, which is recorded in other long-term liabilities in the Company's Consolidated Balance Sheets.

The income tax provision for the twelve months ended December 25, 2021 was $105 compared with an income tax benefit of $1,146 for the twelve months ended December 26, 2020. Due to its full valuation allowance against its deferred tax balances, the Company is only able to recognize refundable credits, a small amount of state taxes, and benefits for both the reduction of certain indefinite lived assets not covered by the Company's valuation allowance and the recognition of stranded tax effects within other comprehensive income (loss) related to the termination of certain derivative contracts in the tax benefit for 2020 and 2021. In 2021, the Company adopted ASU 2019-12 which impacts the accounting for income taxes. One of the items in the new accounting standard is a removal of the exception to the incremental approach for intraperiod tax allocation in the event of a loss from continuing operations and income from other financial statement components. In 2020, the Company had a loss from
Table of Contents    52

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

continuing operations and income from discontinued operations. Because the Company did not early adopt ASU 2019-12 for the 2020 reporting year, the income from discontinued operations was considered a source of taxable income to realize a partial tax benefit for the loss generated by continuing operations. As such, the 2020 financial statements reflect tax expense in discontinued operations and a tax benefit in continuing operations. Applying the change on a prospective basis, this did not occur in 2021 and as such created a difference in the effective tax rate for continuing operations between 2020 and 2021.

Significant components of the Company's deferred tax assets and liabilities are as follows:

	2021	2020 (As Adjusted)
Deferred tax assets:
Inventories	$2,316	$2,061
Retirement benefits	824	1,126
State net operating losses	3,033	3,305
Federal net operating losses	—	556
State tax credit carryforwards	1,669	1,688
Federal tax credit carryforwards	4,136	4,413
Allowances for bad debts, claims and discounts	1,779	1,874
Other	3,958	4,595
Total deferred tax assets	17,715	19,618
Valuation allowance	(12,851)	(14,202)
Net deferred tax assets	4,864	5,416

Deferred tax liabilities:
Property, plant and equipment	4,955	5,507
Total deferred tax liabilities	4,955	5,507

Net deferred tax liability	$(91)	$(91)

At December 25, 2021, $3,033 of deferred tax assets related to approximately $58,180 of state net operating loss carryforwards. In addition, $4,136 of federal tax credit carryforwards and $1,669 of state tax credit carryforwards were available to the Company. The federal tax credit carryforwards will expire between 2029 and 2042. The federal net operating loss carryforwards generated in 2018 have no expiration. The state net operating loss carryforwards and the state tax credit carryforwards will expire between 2021 and 2041. A valuation allowance of $12,851 is recorded to reflect the estimated amount of deferred tax assets that may not be realized during the carryforward periods. At December 25, 2021, the Company is in a net deferred tax liability position of $91 which is included in other long-term liabilities in the Company's Consolidated Balance Sheets.

Tax Uncertainties

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $494 at December 25, 2021 and $487 at December 26, 2020. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of December 25, 2021 or December 26, 2020.

The following is a summary of the change in the Company's unrecognized tax benefits:

	2021	2020
Balance at beginning of year	$487	$480
Additions based on tax positions taken during a current period	7	7
Balance at end of year	$494	$487
Table of Contents    53

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

The Company and its subsidiaries are subject to United States federal income taxes, as well as income taxes in a number of state jurisdictions. The tax years subsequent to 2017 remain open to examination for U.S. federal income taxes. The majority of state jurisdictions remain open for tax years subsequent to 2017. A few state jurisdictions remain open to examination for tax years subsequent to 2016.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	2021	2020 (As Adjusted)
Basic earnings (loss) per share:
Income (loss) from continuing operations	$5,153	$(9,823)
Less: Allocation of earnings to participating securities	(200)	—
Income (loss) from continuing operations available to common shareholders - basic	$4,953	$(9,823)
Basic weighted-average shares outstanding (1)	15,114	15,316
Basic earnings (loss) per share - continuing operations	$0.33	$(0.64)

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to common shareholders - basic	$4,953	$(9,823)
Add: Undistributed earnings reallocated to unvested shareholders	2	—
Income (loss) from continuing operations available to common shareholders - basic	$4,955	$(9,823)
Basic weighted-average shares outstanding (1)	15,114	15,316
Effect of dilutive securities:
Stock options (2)	6	—
Directors' stock performance units (2)	130	—
Diluted weighted-average shares outstanding (1)(2)	15,250	15,316
Diluted earnings (loss) per share - continuing operations	$0.32	$(0.64)

(1)Includes Common and Class B Common shares, excluding 669 and 360 unvested participating securities, in thousands, for 2021 and 2020, respectively.
(2)Shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded to the extent they are anti-dilutive. Aggregate shares excluded were 4 in 2021 and 281 in 2020.

NOTE 16 - STOCK PLANS AND STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Statements of Operations. The number of shares to be issued is determined by dividing the specified dollar value of the award by the market value per share on the grant date. The Company's stock compensation expense (credit) was $477 in 2021 and $431 in 2020.

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

Restricted stock activity for the two years ended are summarized as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 28, 2019	461,423	4.30
Granted	131,867	1.00
Vested	(233,639)	3.90
Outstanding at December 26, 2020	359,651	$3.35
Granted	387,680	$3.11
Vested	(70,509)	$1.84
Forfeited	(7,477)	$3.40
Outstanding at December 25, 2021	669,345	$3.34

As of December 25, 2021, unrecognized compensation cost related to unvested restricted stock was $1,337. That cost is expected to be recognized over a weighted-average period of 6.5 years. The total fair value of shares vested was approximately $243 and $241 during 2021 and 2020, respectively.

Stock Performance Units

The Company's non-employee directors receive an annual retainer of $18 in cash and $18 in value of Stock Performance Units (subject to a $5.00 minimum per unit). If market value at the date of the grants is above $5.00 per share; there is no reduction in the number of units issued. However, if the market value at the date of the grants is below $5.00, units will be reduced to reflect the $5.00 per share minimum. Upon retirement, the Company issues the number of shares of Common Stock equivalent to the number of Stock Performance Units held by non-employee directors at that time. As of December 25, 2021, 130,320 Stock Performance Units were outstanding under this plan. As of December 25, 2021, there was no unrecognized compensation cost related to Stock Performance Units.

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

No options were granted during the years ended December 25, 2021 and December 26, 2020.

Option activity for the two years ended is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Fair Value of Options Granted During the Year
Outstanding at December 28, 2019	166,000	4.33	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(15,000)	4.17	—	—
Outstanding at December 26, 2020	151,000	4.35	1.40	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(10,000)	4.17	—	—
Outstanding at December 25, 2021	141,000	$4.36	0.40	$—

Options exercisable at:
December 26, 2020	—	—	—	—
December 25, 2021	—	—	—	—

At December 25, 2021, there was no intrinsic value of outstanding stock options and no intrinsic value of exercisable stock options. At December 25, 2021, there was no unrecognized compensation expense related to unvested stock options.

Table of Contents    57

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 28, 2019	(1,048)	240	(808)
Unrealized gain on interest rate swaps, net of tax of $0	(1,316)	—	(1,316)
Reclassification of loss into earnings from interest rate swaps, net of tax of $343	1,624	—	1,624
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $0	—	(27)	(27)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $0	—	(3)	(3)
Balance at December 26, 2020	$(740)	$210	$(530)
Unrealized gain on interest rate swaps, net of tax of $0	94	—	94
Reclassification of loss into earnings from interest rate swaps, net of tax of $174	472	—	472
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $0	—	(6)	(6)
Reclassification of prior service credits into earnings from postretirement benefit plans, net of tax of $0	—	—	—
Balance at December 25, 2021	$(174)	$204	$30

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Commitments

The Company had purchase commitments of $375 at December 25, 2021, primarily related to machinery and equipment. The Company enters into fixed-price contracts with suppliers to purchase natural gas to support certain manufacturing processes in prior years. The Company had no contract purchases in 2021 or 2020. At December 25, 2021, the Company has no commitments to purchase natural gas for 2022.

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

Legal Proceedings
We have been sued, together with 3M Company and approximately 30 other named defendants and unnamed "fictitious defendants" including various carpet manufacturers and suppliers, in four lawsuits whereby the plaintiffs seek monetary damages and injunctive relief related to the manufacture, supply, and/or use of certain chemical products in the manufacture, finishing, and treatment of carpet products in the Dalton, Georgia area. These chemical products allegedly include without limitation perflourinated compounds ("PFC") such as perflourinated acid ("PFOA") and perfluorooctane sulfonate ("PFOS"). In each lawsuit, the plaintiff(s) alleged that, as a consequence of these actions, these chemical compounds have discharged or leached into the water systems around Dalton and then flow into the waters in or near the water bodies from which the plaintiff(s) draw for drinking water.
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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

Alabama was filed on May 15, 2017 by The Water Works and Sewer Board of the Town of Centre (Alabama) in the Circuit Court of Cherokee County, Alabama (styled The Water Works and Sewer Board of the Town of Centre v. 3M Company, et al., Civil Action No. 13-CV- 2017-900049.00). These lawsuits have been settled upon payment to the plaintiff of a sum deemed to be immaterial. Both lawsuits have been dismissed.

The other two lawsuits were filed in Georgia. The first lawsuit in Georgia was filed on November 19, 2019 by the City of Rome (Georgia) in the Superior Court of Floyd County, Georgia (styled The City of Rome, Georgia v. 3M Company, et al., No. 19CV02405JFL003). The second lawsuit in Georgia was originally filed on November 26, 2019 and is presented as a class action lawsuit by and on behalf of a class of persons who obtain drinking water from the City of Rome, Georgia and the Floyd County Water Department (and similarly situated persons) (generally, for these purposes, residents of Floyd County) (styled Jarrod Johnson v. 3M Company, et al., Civil Action No. 19-CV-02448-JFL-003) (the "Class Action Lawsuit"). On January 10, 2020, the Class Action Lawsuit was removed to the United States District Court for the Northern District of Georgia, Rome Division (styled Jarrod Johnson v. 3M Company, et al Civil Action No. 4:20-CV-0008-AT). We agreed to settle and obtain dismissal of these lawsuits shortly after the end of the third quarter of 2021 upon payment of a sum to the plaintiff in the City of Rome matter. We deem the sum of the settlement to be immaterial to the Company. Delivery of the settlement agreement and dismissal of each of the matters is pending.

NOTE 19 - OTHER (INCOME) EXPENSE, NET

Other operating expense, net is summarized as follows:

	2021	2020 (As Adjusted)
Other operating (income) expense, net:
(Gain) loss on property, plant and equipment disposals	$210	$41
(Gain) loss on currency exchanges	211	(55)
Retirement expenses	212	40
Miscellaneous income	(1,560)	(134)
Other operating income, net	$(927)	$(108)

The 2021 miscellaneous income includes an insurance reimbursement in the amount of 1.7 million for the replacement of assets and business interruption loss.

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

2017 Profit Improvement Plan

During the fourth quarter of 2017, the Company announced a Profit Improvement Plan to improve profitability through lower cost and streamlined decision making and aligning processes to maximize efficiency. The plan included consolidating the management of the Company's two former commercial brands, Atlas Carpet Mills and Masland Contract, under one management team, sharing operations in sales, marketing, product development and manufacturing. Specific to this plan, the Company had focused nearly all commercial solution dyed make-to-order production in its Atmore, Alabama operations where the Company has developed such make-to-order capabilities over the last 5 years. Further, the Company aligned its west coast production facilities, better utilizing its west coast real estate by moving production to its Santa Ana, California and Atmore, Alabama operations to more efficiently distribute its west coast products. Furthermore, the Company re-configured its east coast
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
Costs related to the facility consolidation plans are summarized as follows:

					As of December 25, 2021
	Accrued Balance at December 26, 2020	2021 Expenses (1)	2021 Cash Payments	Accrued Balance at December 25, 2021	Total Costs Incurred to Date	Total Expected Costs
Corporate Office Consolidation Plan	$—	$—	$—	$—	$835	$835
Profit Improvement Plan	104	253	357	—	10,525	10,525
COVID-19 Continuity Plan	454	2	378	78	2,533	2,533
Total All Plans	$558	$255	$735	$78	$13,893	$13,893

Asset Impairments	$—	$—	$—	$—	$3,323	$3,323

	Accrued Balance at December 28, 2019	2020 Expenses (1)	2020 Cash Payments	Accrued Balance at December 26, 2020
Corporate Office Consolidation Plan	$38	6	44	—
Profit Improvement Plan	305	$1,376	$1,577	104
COVID-19 Continuity Plan	—	$2,370	$1,916	454
Total All Plans	$343	$3,752	$3,537	$558

Asset Impairments	$—	$—	$—	$—

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

NOTE 21 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	Fiscal Year
	2021	2020 (As Adjusted)
Workers' compensation costs from former textile operations	$(172)	$(60)
Environmental remediation costs from former textile operations	(146)	(60)
Commercial business operations	(3,308)	1,569
Income (Loss) from discontinued operations, before taxes	$(3,626)	$1,449
Income tax expense	(89)	834
Income (Loss) from discontinued operations, net of tax	$(3,537)	$615

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

Environmental remediation costs from former textile operations
Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $1,913 as of December 25, 2021 and $1,924 as of December 26, 2020. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from the Company's estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

Commercial business operations

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

The Company retained the Commercial Business’ cash deposits, all accounts receivable, and certain inventory and equipment. Additionally, the Company agrees not to compete with the specified commercial business and the Atlas|Masland markets for a period of five years following September 13, 2021. The agreement allows for the Company to sell the commercial inventory retained by the company after the divestiture.
At closing, $2,100 of the proceeds were withheld and deposited in escrow to cover any claims arising with respect to the Commercial business for which the Company may be liable. The $2,100 was agreed to be released to the Company (net of claims paid, if any) in two installments with 50% of the escrow paid in 90 days from closing and the remaining amount paid 18 months from the closing date. The Company has received payment of the first installment and, at year end 2021, the remaining unpaid portion of $1,025 is recognized within non-current assets. As of December 25, 2021, the Company has not recognized amounts for potential indemnification settlements as those amounts cannot be reasonably estimated.

In order to release liens on certain fixed assets included in the Asset Purchase Agreement, the Company placed $2,100 in cash collateral in an account with the lender (Greater Nevada Credit Union). The remaining proceeds were applied to the Company's debt with its senior credit facility (Fifth Third Bank).

Table of Contents    61

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

The gain on the sale of assets is summarized as follows:

Net Proceeds, including escrowed funds	$20,500

Inventory, net	(9,195)
Fixed Assets	(2,278)
Contract Liabilities	3,127
Net tangible assets sold	(8,346)
Gain on sale of assets sold, prior to other transaction related costs	12,154

Other transaction related costs
Adjustments to Accruals, Reserves and Allowances	(8,462)	[1]
Transaction Costs	(1,032)	[2]
Total other transaction related costs	(9,494)

Gain on sale of discontinued operations, before tax	2,660

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

2) Transaction costs were legal expenses and involuntary employee termination costs related to one-time benefit arrangements.

The Company reclassified the following assets and liabilities for discontinued operations in the accompanying consolidated balance sheets:

	As of
	December 25, 2021	December 26, 2020
Current Assets of Discontinued Operations:
Receivables, net	$3,406	$5,648
Inventories, net	1,927	17,499
Prepaid expenses	658	317
Current Assets Held for Discontinued Operations	5,991	23,464

Long Term Assets of Discontinued Operations:
Property, plant and equipment, net	292	4,999
Operating lease right of use assets	242	923
Other assets	2,218	2,584
Long Term Assets Held for Discontinued Operations	2,752	8,506

Current Liabilities of Discontinued Operations:
Accounts payable	2,133	3,952
Table of Contents    62

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

Accrued expenses	3,062	7,316
Current portion of operating lease liabilities	167	234
Current Liabilities Held for Discontinued Operations	5,362	11,502

Long Term Liabilities of Discontinued Operations
Operating lease liabilities	75	774
Other long term liabilities	4,413	5,534
Long Term Liabilities Held for Discontinued Operations	$4,488	$6,308

For the twelve months ended December 25, 2021 and December 26, 2020, the Company reclassified the following operations of the Commercial business included in discontinued operations in the accompanying consolidated statements of operations:

	Twelve Months Ended
	December 25, 2021	December 26, 2020

Net Sales	$48,070	$65,070
Cost of sales	40,904	45,945
Gross Profit	7,166	19,125

Selling and administrative expenses	13,134	17,556
Discontinued Income (Loss), related to the divestiture of the Commercial business	(5,968)	1,569
Gain on sale of business	(2,660)	—
Income (Loss) from Discontinued Commercial Operations before Taxes	(3,308)	1,569

As a result of the liquidation of inventory sold as part of the divestiture of its Commercial operations, the company recognized a liquidation of LIFO inventories carried at prevailing costs established in prior years and decreased the cost within Discontinued Operations in the amount of $3,174.

The Company and the Purchaser simultaneously entered into a transition services agreement pursuant to which the Company assisted Mannington in transitioning the AtlasMasland business to Mannington, by, among other things, assisting in filling open orders and completing the manufacture of work in progress that resulted in a temporary continued involvement in the Commercial Business until approximately December 31, 2021. The Company has shown the results of these operations as a component of discontinued operations.

NOTE 22 - RELATED PARTY TRANSACTIONS

The Company purchases a portion of its product needs in the form of fiber, yarn and carpet from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of the Company. An affiliate of Mr. Shaw holds approximately 7.6% of the Company's Common Stock, which represents approximately 3.2% of the total vote of all classes of the Company's Common Stock. Engineered Floors is one of several suppliers of such materials to the Company. Total purchases from Engineered Floors for 2021 and 2020 were approximately $3,875 and $4,500 respectively; or approximately 1.4% and 2.3% of the Company's cost of goods sold in 2021 and 2020, respectively. Purchases from Engineered Floors are based on market value, negotiated prices. The Company has no contractual commitments with Mr. Shaw associated with its business relationship with Engineered Floors. Transactions with Engineered Floors are reviewed annually by the Company's board of directors.

The Company was a party to a ten-year lease with the Rothman Family Partnership to lease a facility as part of the Robertex acquisition in 2013. The controlling principle of the lessor was an associate of the Company until June 30, 2018. Rent paid to the lessor during 2021 and 2020 was $196 and $289, respectively. The lease was based on current market values for similar facilities. This lease was terminated on August 31, 2021.
Table of Contents    63

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

NOTE 23 - SUBSEQUENT EVENT

On March 16, 2022, the Company entered into a loan agreement with RGA Reinsurance Company, LLC to refinance its industrial facility in Adairsville, Georgia (the “Property”). The loan agreement was for $11 million at an annual fixed interest rate of 3.81% with a repayment schedule of 20 years.The existing balance of prior loans, with First Horizon Bank, which were tied to the Property in the total amount of $5.4 million were paid off and those loans were terminated at closing.

The prior loans with First Horizon Bank were tied to a SWAP Contract. This SWAP Contract was terminated at closing of the new loan. The termination fee for the SWAP was $72. The balance in accumulated other comprehensive income and loss related to the SWAP at December 25, 2021 was $172 net of tax.
Table of Contents    64

Item 15(a)(2)
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THE DIXIE GROUP, INC.
(dollars in thousands)

	(As Adjusted)
Description	Balance at Beginning of Year	Additions - Charged to Costs and Expenses	Additions - Charged to Other Account - Describe	Deductions - Describe		Balance at End of Year

Year ended December 25, 2021:

Reserves deducted from asset accounts:
Allowance for doubtful accounts	$92	$46	$—	$30	(1)	$108

Reserves classified as liabilities:
Provision for claims, allowances and warranties	3,504	6,027	—	5,820	—	3,711

Year ended December 26, 2020:

Reserves deducted from asset accounts:
Allowance for doubtful accounts	$161	$39	$—	$108	(1)	$92

Reserves classified as liabilities:
Provision for claims, allowances and warranties	3,402	5,732	—	5,630	—	3,504

(1) Uncollectible accounts written off, net of recoveries. The Allowance for Doubtful Accounts is included in Receivables, net on the Consolidated Balance Sheet. See Footnote 4 - Receivables, net for further information.
(2) Net reserve reductions for claims, allowances and warranties settled. The provision for claims, allowances and warranties is included in Accrued Expenses under Current Liabilities on the Consolidated Balance Sheet and included, along with the accrual of rebates, within the Provision for customer rebates, claims and allowances in Footnote 7 - Accrued Expenses.

Table of Contents    65

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

(10.6)*	Form of LTIP award (B shareholder). (Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 13, 2015.)**
(10.7)*	Form of LTIP award (common only). (Incorporated by reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated March 13, 2015.)**
(10.8)*	Form of Career Share award (B shareholder). (Incorporated by reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated March 13, 2015.)**
(10.9)*	Form of Career Share award (common only). (Incorporated by reference to Exhibit (10.5) to Dixie's Current Report on Form 8-K dated March 13, 2015.)**
(10.10)*	Form of Retention Grant (Service Condition only). (Incorporated by reference to Exhibit (10.6) to Dixie's Current Report on Form 8-K dated March 13, 2015.)**
(10.11)*	Form of Retention Grant (Performance Condition and Service Condition). (Incorporated by reference to Exhibit (10.7) to Dixie's Current Report on Form 8-K dated March 13, 2015.)**
(10.12)*	Thornton Edge LLC Lease for Reed Road Facility. (Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 10-Q dated November 4, 2015.)
(10.13)*	Thornton Edge LLC First Lease Amendment for Reed Road Facility. (Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 10-Q dated November 4, 2015.)
(10.14)*	Thornton Edge LLC Second Lease Amendment for Reed Road Facility. (Incorporated by reference to Exhibit (10.3) to Dixie's Current Report on Form 10-Q dated November 4, 2015.)
(10.15)*	2016 Incentive Compensation Plan. (Incorporate by reference to Appendix A to Dixie's Proxy Statement for the Registrant's Annual Meeting of Shareholders held May 3, 2016.)**
(10.16)*	Summary of Incentive Plan for 2016. (Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated March 11, 2016.)**
Table of Contents    66

(10.17)*	Long Term Incentive Plan Award B Shareholder. (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 11, 2016.)**
(10.18)*	Long Term Incentive Plan Award Common. (Incorporated by Reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated March 11, 2016.)**
(10.19)*	Career Shares B Shareholder. (Incorporated by Reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated March 11, 2016.)**
(10.20)*	Career Shares Common. (Incorporated by Reference to Exhibit (10.5) to Dixie's Current Report on Form 8-K dated March 11, 2016.)**
(10.21)*	Form of Stock Option Agreement - Common Stock - 2016 Stock Plan. (Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated May 31, 2017.)**
(10.22)*	Form of Stock Option Agreement - Class B Holder - 2016 Stock Plan. (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated May 31, 2017.)**
(10.23)*	Royalty Carpet Mills Lease for Porterville, California Facility. (Incorporated by Reference to Exhibit (10.78) to Dixie's Current Report on Form 10-K dated March 13, 2018.)
(10.24)*	Summary of Incentive Plan for 2018. (Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated March 9, 2018.)**
(10.25)*	Long Term Incentive Plan Award B Shareholder. (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 9, 2018.)**
(10.26)*	Long Term Incentive Plan Award Common. (Incorporated by Reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated March 9, 2018.)**
(10.27)*	Career Shares B Shareholder. (Incorporated by Reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated March 9, 2018.)**
(10.28)*	Career Shares Common. (Incorporated by Reference to Exhibit (10.5) to Dixie's Current Report on Form 8-K dated March 9, 2018.)**
(10.29)*	Summary of Incentive Plan for 2019. (Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated March 8, 2019.)**
(10.30)*	Long Term Incentive Plan Award B Shareholder. (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 8, 2019.)**
(10.31)*	Long Term Incentive Plan Award Common. (Incorporated by Reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated March 8, 2019.)**
(10.32)*	Career Shares B Shareholder. (Incorporated by Reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated March 8, 2019.)**
(10.33)*	Career Shares Common. (Incorporated by Reference to Exhibit (10.5) to Dixie's Current Report on Form 8-K dated March 8, 2019.)**
(10.34)*	Stock Repurchase Plan, pursuant to Securities and Exchange Act Rule 10b5-1. (Incorporated by Reference to Dixie's Current Report on Form 8-K dated August 28, 2019.)
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

Table of Contents    67

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