Form 10-Q
period 2022-03-26
DIXIE GROUP INC
filed 2022-05-09
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 26, 2022
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of April 29, 2022
Common Stock, $3 Par Value	14,948,937 shares
Class B Common Stock, $3 Par Value	1,096,479 shares
Class C Common Stock, $3 Par Value	0 shares

Table of Contents    1

THE DIXIE GROUP, INC.

Table of Contents    2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(amounts in thousands, except share data)

	March 26, 2022	December 25, 2021
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$902	$1,471
Receivables, net	38,521	40,291
Inventories, net	85,891	82,739
Prepaids and other current assets	7,944	9,925
Current assets of discontinued operations	4,695	5,991
TOTAL CURRENT ASSETS	137,953	140,417

PROPERTY, PLANT AND EQUIPMENT, NET	47,004	48,658
OPERATING LEASE RIGHT-OF-USE ASSETS	21,724	22,534
OTHER ASSETS	20,018	21,138
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	2,400	2,752
TOTAL ASSETS	$229,099	$235,499

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$18,006	$16,748
Accrued expenses	23,139	26,214
Current portion of long-term debt	2,564	3,361
Current portion of operating lease liabilities	2,493	2,528
Current liabilities of discontinued operations	2,744	5,362
TOTAL CURRENT LIABILITIES	48,946	54,213

LONG-TERM DEBT	78,309	73,701
OPERATING LEASE LIABILITIES	20,078	20,692
OTHER LONG-TERM LIABILITIES	14,385	16,030
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	4,134	4,488
TOTAL LIABILITIES	165,852	169,124

COMMITMENTS AND CONTINGENCIES (See Note 18)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 14,948,937 shares for 2022 and 14,792,647 shares for 2021	44,847	44,378
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 1,096,479 shares for 2022 and 1,004,975 shares for 2021	3,289	3,015
Additional paid-in capital	156,974	157,658
Accumulated deficit	(142,063)	(138,706)
Accumulated other comprehensive loss	200	30
TOTAL STOCKHOLDERS' EQUITY	63,247	66,375
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$229,099	$235,499

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    3

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended
	March 26, 2022	March 27, 2021
		As Adjusted
NET SALES	$77,575	$72,747
Cost of sales	62,399	55,874
GROSS PROFIT	15,176	16,873

Selling and administrative expenses	17,413	15,803
Other operating (income) expense, net	10	2
Facility consolidation and severance expenses, net	—	25
OPERATING INCOME (LOSS)	(2,247)	1,043

Interest expense	1,116	1,329
Other income, net	(1)	(1)
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(3,362)	(285)
Income tax benefit	(19)	(28)
LOSS FROM CONTINUING OPERATIONS	(3,343)	(257)
Loss from discontinued operations, net of tax	(14)	(1,771)
NET LOSS	$(3,357)	$(2,028)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.22)	$(0.02)
Discontinued operations	0.00	(0.12)
Net loss	$(0.22)	$(0.14)

BASIC SHARES OUTSTANDING	15,141	15,085

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.22)	$(0.02)
Discontinued operations	0.00	(0.12)
Net loss	$(0.22)	$(0.14)

DILUTED SHARES OUTSTANDING	15,141	15,085

DIVIDENDS PER SHARE:
Common Stock	$—	$—
Class B Common Stock	—	—

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    4

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	Three Months Ended
	March 26, 2022	March 27, 2021
NET LOSS	$(3,357)	$(2,028)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on interest rate swaps	—	38
Income taxes	—	—
Unrealized gain (loss) on interest rate swaps, net	—	38

Reclassification of (gain) loss into earnings from interest rate swaps (1)	(7)	34
Income taxes	(2)	—
Reclassification of (gain) loss into earnings from interest rate swaps, net	(5)	34

Reclassification of unrealized loss into earnings from dedesignated interest rate swaps (2)	210	187
Income taxes	33	64
Reclassification of unrealized loss into earnings from dedesignated interest rate swaps, net	177	123

Reclassification of net actuarial gain into earnings from postretirement benefit plans (2)	(2)	(6)
Income taxes	—	—
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(2)	(6)

TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	170	189

COMPREHENSIVE LOSS	$(3,187)	$(1,839)

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

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Three Months Ended
	March 26, 2022	March 27, 2021
		As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(3,343)	$(257)
Loss from discontinued operations	(14)	(1,771)
Net loss	(3,357)	(2,028)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,050	2,286
Provision for deferred income taxes	(50)	(64)
Stock-based compensation expense	154	72
Bad debt expense	24	—
Changes in operating assets and liabilities:
Receivables	1,746	(1,105)
Inventories	(3,152)	(5,217)
Prepaids and other current assets	1,981	1,463
Accounts payable and accrued expenses	(1,950)	8,179
Other operating assets and liabilities	(151)	(266)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,691)	5,091
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	(1,338)	(3,460)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(345)	(364)
NET CASH USED IN INVESTING ACTIVITIES	(345)	(364)
NET CASH USED IN INVESTING ACTIVITIES - DISCONTINUED OPERATIONS	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on revolving credit facility	(527)	(354)
Borrowings on notes payable - buildings	11,000	—
Payments on notes payable - buildings and other term loans	(5,538)	(140)
Payments on notes payable - equipment and other	(578)	(910)
Payments on finance leases	(363)	(781)
Borrowings on finance leases	—	—
Change in outstanding checks in excess of cash	133	578
Repurchases of Common Stock	(95)	(57)
Payments for debt issuance costs	(227)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	3,805	(1,664)

DECREASE IN CASH AND CASH EQUIVALENTS	(569)	(397)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,471	1,920
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$902	$1,523

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,010	$812
Interest paid for financing leases	333	391
Income taxes paid, net of tax refunds	59	79
Accrued purchases of equipment	—	238

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    6

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(amounts in thousands, except share data)

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 25, 2021	$44,378	$3,015	$157,658	$(138,706)	$30	$66,375
Repurchases of Common Stock - 35,160 shares	(105)	—	10	—	—	(95)
Restricted stock grants issued - 284,954 shares	580	274	(854)	—	—	—
Restricted stock grants forfeited - 2,000 shares	(6)	—	6	—	—	—
Stock-based compensation expense	—	—	154	—	—	154
Net loss	—	—	—	(3,357)	—	(3,357)
Other comprehensive income	—	—	—	—	170	170
Balance at March 26, 2022	$44,847	$3,289	$156,974	$(142,063)	$200	$63,247

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 26, 2020	$43,672	$2,641	$158,329	$(140,321)	$(530)	$63,791
Repurchases of Common Stock - 17,359 shares	(52)	—	(4)	—	—	(56)
Restricted stock grants issued - 347,680 shares	669	374	(1,043)	—	—	—
Restricted stock grants forfeited - 7,477 shares	(22)	—	18	—	—	(4)
Stock-based compensation expense	—	—	75	—	—	75
Net loss	—	—	—	(2,028)	—	(2,028)
Other comprehensive income	—	—	—	—	189	189
Balance at March 27, 2021	$44,267	$3,015	$157,375	$(142,349)	$(341)	$61,967

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    7

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements which do not include all the information and notes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Dixie Group, Inc.'s and its wholly-owned subsidiaries (the "Company") 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 25, 2021. Operating results for the three month period ended March 26, 2022 are not necessarily indicative of the results that may be expected for the entire 2022 year.

Based on applicable accounting standards, the Company has determined that it has one reportable segment, Floorcovering.
On September 13, 2021, the Company acting by and through its wholly owned operating subsidiary, TDG Operations, LLC, sold its Atlas|Masland commercial business (the “Commercial Business”). We have classified the related assets and liabilities associated with our Commercial Business as held for discontinued operations in our consolidated balance sheet. The results of our Commercial Business have been presented as discontinued operations in our consolidated statement of income for all periods presented as the sale represents a shift in our business that has a major effect on our operations and financial results. Prior to the consummation of the sale, the Company was neither actively marketing the business for sale nor had intentions to abandon the Commercial Business and as a result did not present the results as assets held for sale or discontinued operations in prior filings. Interest expense and general and administrative expenses were not allocated to discontinued operations. Our consolidated financial statements and disclosures as of and for the year ended December 25, 2021 and the three month period ended March 27, 2021 have been adjusted to reflect such discontinued operations classifications. See Note 20 for further detail of the Company’s discontinued operations reporting.

Unless specifically noted otherwise, footnote disclosures reflect the results of continuing operations only. The results of discontinued operations are presented in footnote 20.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue by end-user markets for the three month periods ended March 26, 2022 and March 27, 2021:

	Three Months Ended
	March 26, 2022	March 27, 2021
		As Adjusted
Residential floorcovering products, continuing operations	$75,518	$72,178
Commercial floorcovering products, discontinued operations	5,009	13,554
Other services, continuing operations	2,057	569
Total net sales, continuing and discontinued operations	$82,584	$86,301

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

The activity in the advanced deposits for the three month periods ended March 26, 2022 and March 27, 2021 is as follows:

	Three Months Ended
	March 26, 2022	March 27, 2021
		As Adjusted
Beginning contract liability	$1,285	$1,005
Revenue recognized from contract liabilities included in the beginning balance	(908)	(927)
Increases due to cash received, net of amounts recognized in revenue during the period	921	1,131
Ending contract liability	$1,298	$1,209
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

NOTE 4 - RECEIVABLES, NET

Receivables are summarized as follows:

	March 26, 2022	December 25, 2021
Customers, trade	$35,682	$37,148
Other receivables	2,975	3,251
Gross receivables	38,657	40,399
Less: allowance for doubtful accounts	(136)	(108)
Receivables, net	$38,521	$40,291

Bad debt expense was $24 for the three months ended March 26, 2022 and $0 for the three months ended March 27, 2021.

NOTE 5 - INVENTORIES, NET

Inventories are summarized as follows:

	March 26, 2022	December 25, 2021
Raw materials	$34,992	$35,337
Work-in-process	16,807	15,186
Finished goods	66,444	62,592
Supplies and other	115	122
LIFO reserve	(32,467)	(30,498)
Inventories, net	$85,891	$82,739

Table of Contents    10

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	March 26, 2022	December 25, 2021
Land and improvements	$3,422	$3,422
Buildings and improvements	51,430	51,430
Machinery and equipment	158,462	158,248
Assets under construction	941	811
	214,255	213,911
Accumulated depreciation	(167,251)	(165,253)
Property, plant and equipment, net	$47,004	$48,658

Depreciation of property, plant and equipment, including amounts for finance leases, totaled $1,999 in the three months ended March 26, 2022 and $2,235 in the three months ended March 27, 2021.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	March 26, 2022	December 25, 2021
Compensation and benefits	$8,561	$10,703
Provision for customer rebates, claims and allowances	6,814	7,562
Advanced customer deposits	1,298	1,285
Outstanding checks in excess of cash	3,286	3,153
Other	3,180	3,511
Accrued expenses	$23,139	$26,214

NOTE 8 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	March 26, 2022	December 25, 2021
Revolving credit facility	$32,631	$33,158
Term Loans	24,726	24,781
Notes payable - buildings	11,000	5,484
Notes payable - equipment and other	1,029	1,607
Finance lease - buildings	10,791	10,873
Finance lease obligations	2,633	2,913
Deferred financing costs, net	(1,937)	(1,754)
Total debt	80,873	77,062
Less: current portion of long-term debt	2,564	3,361
Long-term debt	$78,309	$73,701

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

At the Company's election, advances of the revolving credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, or 3 month periods, as defined with a floor of 0.75% or published LIBOR, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate plus an applicable margin ranging between 0.50% and 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. As of March 26, 2022, the applicable margin on the Company's revolving credit facility was 1.75%. The Company pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.25% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 2.64% at March 26, 2022 and 3.00% at December 25, 2021.

The agreement is subject to customary terms and conditions and annual administrative fees with pricing varying on excess availability and a fixed charge coverage ratio. The agreement is also subject to certain compliance, affirmative, and financial covenants. As of the reporting date, the Company is in compliance with all such applicable covenants or obtained an appropriate waiver for such applicable covenants. The Company is only subject to the financial covenants if borrowing availability is less than $9,375, which is equal to 12.5% of the total loan availability of $75,000, and remains until the availability is greater than 12.5% for thirty consecutive days. As of March 26, 2022, the unused borrowing availability under the revolving credit facility was $38,160.

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

Notes Payable - Buildings

On March 16, 2022, the Company entered into a twenty year $11,000 note payable to refinance its existing note payable on its distribution facility in Adairsville, GA (the "Property"). The new note payable bears interest at a fixed annual rate of 3.81%. The note is secured by the property and a guarantee of the Company. The loan is subject to certain negative covenants and as of the reporting date the Company is in compliance with all such covenants. Concurrent with the closing of this note, the Company paid off existing loans secured by the Property in the amount of $5,456 and terminated an existing interest rate swap agreement.

Notes Payable - Equipment and Other

The Company's equipment financing notes have terms of up to 7 years, bear interest ranging from 2.54% to 3.09% and are due in monthly installments through their maturity dates. The Company's equipment financing notes are secured by the specific equipment financed and do not contain any financial covenants.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Finance Lease Obligations

The Company's finance lease obligations are due in monthly or quarterly installments through their maturity dates. The Company's finance lease obligations are secured by the specific equipment leased.

NOTE 9 - LEASES
Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	March 26, 2022	December 25, 2021
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$21,724	$22,534

Current portion of operating lease liabilities	Current portion of operating lease liabilities	2,493	2,528
Noncurrent portion of operating lease liabilities	Operating lease liabilities	20,078	20,692
Total operating lease liabilities		$22,571	$23,220

Finance Leases:
Finance lease right-of-use assets (1)	Property, plant, and equipment, net	$6,546	$10,111

Current portion of finance lease liabilities (1)	Current portion of long-term debt	974	1,104
Noncurrent portion of finance lease liabilities (1)	Long-term debt	12,450	12,683
		$13,424	$13,787
(1) Includes leases classified as failed sale-leaseback transactions.

Lease cost recognized in the consolidated condensed financial statements is summarized as follows:

	Three Months Ended
	March 26, 2022	March 27, 2021
		As Adjusted
Operating lease cost	$1,078	$1,390

Finance lease cost:
Amortization of lease assets (1)	249	702
Interest on lease liabilities (1)	333	391
Total finance lease costs (1)	$582	$1,093
(1) Includes leases classified as failed sale-leaseback transactions.

Table of Contents    13

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Other supplemental information related to leases is summarized as follows:

	March 26, 2022	March 27, 2021
		As Restated
Weighted average remaining lease term (in years):
Operating leases	7.45	7.76
Finance leases (1)	13.82	12.79

Weighted average discount rate:
Operating leases	6.31%	6.82%
Finance leases (1)	9.73%	9.5%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,012	1,124
Operating cash flows from finance leases (1)	333	391
Financing cash flows from finance leases (1)	363	781
(1) Includes leases classified as failed sale-leaseback transactions.

The following table summarizes the Company's future minimum lease payments under non-cancellable contractual obligations for operating and financing liabilities as of March 26, 2022:

Fiscal Year	Operating Leases	Finance Leases
2022	2,906	1,711
2023	3,708	3,409
2024	3,631	1,045
2025	3,670	1,053
2026	3,707	1,066
Thereafter	11,003	13,918
Total future minimum lease payments (undiscounted)	28,625	22,202
Less: Present value discount	6,054	8,778
Total lease liability	22,571	13,424

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Condensed Balance Sheets as of March 26, 2022 and December 25, 2021:

	March 26, 2022	December 25, 2021	Fair Value Hierarchy Level
Liabilities:
Interest rate swaps (1)	$—	$210	Level 2

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

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	March 26, 2022		December 25, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$902	$902	$1,471	$1,471
Financial liabilities:
Long-term debt, including current portion	67,449	66,101	63,275	61,721
Finance leases, including current portion	13,424	15,012	13,787	16,389
Interest rate swaps	—	—	210	210

The fair values of the Company's long-term debt and finance leases were estimated using market rates the Company believes would be available for similar types of financial instruments and represent level 2 measurements. The fair values of cash and cash equivalents and notes receivable approximate their carrying amounts due to the short-term nature of the financial instruments.

NOTE 11 - DERIVATIVES

The Company's earnings, cash flows and financial position are exposed to market risks relating to interest rates. It is the Company's policy to minimize its exposure to adverse changes in interest rates and manage interest rate risks inherent in funding the Company with debt. The Company addresses this risk by maintaining a mix of fixed and floating rate debt and evaluating opportunities to enter into interest rate swaps for portions of its variable rate debt to minimize interest rate volatility.

As of March 26, 2022, the Company had no interest rate swaps outstanding. The following is a summary of the Company's interest rate swap outstanding as of December 25, 2021:

Type	Notional Amount	Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$5,796	November 7, 2014 through November 7, 2024	4.500%	1 Month LIBOR

The following table summarizes the fair values of derivative instruments included in the Company's consolidated condensed financial statements:

	Location on Consolidated Balance Sheets	Fair Value
		March 26, 2022	December 25, 2021
Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued expenses	$—	$110
Interest rate swaps, long-term portion	Other long-term liabilities	—	100
Total Liability Derivatives		$—	$210

Table of Contents    15

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following tables summarize the pre-tax impact of derivative instruments on the Company's consolidated condensed financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	Three Months Ended
	March 26, 2022	March 27, 2021
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$—	$38

	Amount of Gain (Loss) Reclassified from AOCIL on the effective portion into Earnings (1)(2)
	Three Months Ended
	March 26, 2022	March 27, 2021
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(7)	$34
	Amount of Gain or (Loss) Recognized on the Dedesignated Portion in Income on Derivative (3)
	Three Months Ended
	March 26, 2022	March 27, 2021
Derivatives dedesignated as hedging instruments:
Cash flow hedges - interest rate swaps	$210	$187

(1)The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's consolidated condensed financial statements.
(2)The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to March 26, 2022 is $0.
(3)The amount of gain (loss) recognized in income on the dedesignated portion of interest rate swaps is included in other income or other expense on the Company's Consolidated Condensed Statements of Operations. The amount of expense recognized on the Company's Consolidated Statements of Operations for the terminated portion of interest rate swaps is included in interest expense.

On March 16, 2022, the Company terminated an interest rate swap agreement tied to a note payable secured by its facility in Adairsville, GA. The settlement payment to terminate the swap agreements was $73. Because it is probable that none of the remaining forecasted interest payments that were being hedged will occur, the related losses in the amount of $177, net of tax, that had been deferred in AOCIL were reclassified into interest expense during the period.

NOTE 12 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers approximately 88% of the Company's current associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $223 and $224 for the three months ended March 26, 2022 and March 27, 2021, respectively.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers associates at one facility who are under a collective-bargaining agreement. The number of associates under the plan represents approximately 12% of the Company's total current associates. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $25 and $21 for the three months ended March 26, 2022 and March 27, 2021, respectively.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations owed to participants under this plan were $14,249 at March 26, 2022 and $15,794 at December 25, 2021 and are included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $15,314 at March 26, 2022 and $16,608 at December 25, 2021 and is included in other assets in the Company's Consolidated Condensed Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. Expenses related to the multi-employer pension plan were $56 and $60 for the three months ended March 26, 2022 and March 27, 2021, respectively. If the Company were to withdraw from the multi-employer plan, a withdrawal liability would be due, the amount of which would be determined by the plan. The withdrawal liability, as determined by the plan, would be a function of contribution rates, fund status, discount rates and various other factors at the time of any such withdrawal.

NOTE 13 - INCOME TAXES
TE 13 - INCOME TAXES
The benefit rate for the three months ending March 26, 2022 was 0.6% compared with a benefit rate of 9.8% for the three months ending March 27, 2021. Because the Company maintains a full valuation allowance against its deferred income tax balances, the Company is only able to recognize refundable credits, a small amount of state taxes, and a benefit for the recognition of stranded tax effects within other comprehensive income (loss) related to the termination of certain derivative contracts in the tax benefit for the first three months of 2022. The Company is in a net deferred tax liability position of $91 at March 26, 2022 and December 25, 2021, respectively, which is included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $497 and $494 at March 26, 2022 and December 25, 2021, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of March 26, 2022 and December 25, 2021.

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

NOTE 14 - EARNINGS (LOSS) PER SHARE

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended
	March 26, 2022	March 27, 2021
		As Adjusted
Basic earnings (loss) per share:
Loss from continuing operations	$(3,343)	$(257)
Less: Allocation of earnings to participating securities	—	—
Loss from continuing operations available to common shareholders - basic	$(3,343)	$(257)
Basic weighted-average shares outstanding (1)	15,141	15,085
Basic earnings (loss) per share - continuing operations	$(0.22)	$(0.02)

Diluted earnings (loss) per share:
Loss from continuing operations available to common shareholders - basic	$(3,343)	$(257)
Add: Undistributed earnings reallocated to unvested shareholders	—	—
Loss from continuing operations available to common shareholders - basic	$(3,343)	$(257)
Basic weighted-average shares outstanding (1)	15,141	15,085
Effect of dilutive securities:
Stock options (2)	—	—
Directors' stock performance units (2)	—	—
Diluted weighted-average shares outstanding (1)(2)	15,141	15,085
Diluted earnings (loss) per share - continuing operations	$(0.22)	$(0.02)

(1)Includes Common and Class B Common shares, excluding unvested participating securities of 841 thousand as of March 26, 2022 and 641 thousand as of March 27, 2021.
(2)Shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded to the extent they are anti-dilutive. Aggregate shares excluded for the three months ended March 26, 2022 were 271 thousand and for the three months ended March 27, 2021 were 281 thousand.

NOTE 15 - STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Condensed Statements of Operations. The Company's stock compensation expense was $154 and $71 for the three months ended March 26, 2022 and March 27, 2021, respectively.

On March 12, 2022, the Company issued 284,954 shares of restricted stock to certain key employees. The grant-date fair value of the awards was $863, or $3.03 per share, and is expected to be recognized as stock compensation expense over a weighted-average period of 5.3 years from the date the awards were granted. Each award is subject to a continued service condition. The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Table of Contents    17

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Components of accumulated other comprehensive loss, net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 25, 2021	$(172)	$202	$30
Unrealized loss on interest rate swaps	—	—	—
Reclassification of loss into earnings from interest rate swaps, net of tax of $2	(5)	—	(5)
Reclassification of unrealized loss into earnings from dedesignated interest rate swaps, net of tax of $33	177	—	177
Reclassification of net actuarial gain into earnings from postretirement benefit plans	—	(2)	(2)
Balance at March 26, 2022	$—	$200	$200

NOTE 17 - COMMITMENTS AND CONTINGENCIES

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

The other two lawsuits were filed in Georgia. The first lawsuit in Georgia was filed on November 19, 2019 by the City of Rome (Georgia) in the Superior Court of Floyd County, Georgia (styled The City of Rome, Georgia v. 3M Company, et al., No. 19CV02405JFL003). The second lawsuit in Georgia was originally filed on November 26, 2019 and is presented as a class action lawsuit by and on behalf of a class of persons who obtain drinking water from the City of Rome, Georgia and the Floyd County Water Department (and similarly situated persons) (generally, for these purposes, residents of Floyd County) (styled Jarrod Johnson v. 3M Company, et al., Civil Action No. 19-CV-02448-JFL-003) (the "Class Action Lawsuit"). On January 10, 2020, the Class Action Lawsuit was removed to the United States District Court for the Northern District of Georgia, Rome Division (styled Jarrod Johnson v. 3M Company, et al Civil Action No. 4:20-CV-0008-AT). We agreed to settle and obtain dismissal of these lawsuits. A payment for settlement was made after the end of the first quarter of 2022 to the plaintiff in the City of Rome matter. We deem the sum of the settlement to be immaterial to the Company.
Table of Contents    18

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The two lawsuits filed in Alabama were settled and dismissed prior to year-end. The two pending lawsuits in Georgia were dismissed following the end of the first quarter; the Class Action Lawsuit was voluntarily dismissed by the plaintiff on April 13 (without prejudice) and the City of Rome lawsuit was dismissed with prejudice on May 2, 2022.

The Company has been sued, together with approximately 90 other defendants, in a lawsuit styled: Brenda E. Bostian, individually and as representative of the Estate of Hoyle Steven Bostian, deceased, case number 2021-CP-40-04877 South Carolina Court of Common Please, fifth Judicial Circuit- Richland County (Columbia SC), alleging that indirect exposure to asbestos at a plant in North Carolina contributed to the wrongful death of Mr. Bostian. The complaint alleges that Mr. Hoyle Bostian’s father worked at a facility in North Carolina where he was exposed to asbestos and that Mr. Bostian’s exposure indirectly caused Mr. Bostian (the decedent) to be exposed to asbestos. The plaintiff’s “secondary” exposure allegedly occurred in the 1950s - prior to the Company’s 1987 acquisition of China Grove Cotton Mills, the company that owned the facility. No damage amount has been alleged. The Company has denied liability and is vigorously defending the matter.

NOTE 18 - OTHER (INCOME) EXPENSE, NET

Other operating (income) expense, net is summarized as follows:

	Three Months Ended
	March 26, 2022	March 27, 2021
Other operating expense, net:
Gain on currency exchanges	34	(5)
Retirement expense	200	72
Miscellaneous income	(224)	(65)
Other operating expense, net	$10	$2

Other income, net is summarized as follows:

	Three Months Ended
	March 26, 2022	March 27, 2021
Other income, net:
Post-retirement income	$(1)	$(2)
Interest income	—	—
Miscellaneous expense	—	1
Other income, net	$(1)	$(1)

NOTE 19 - FACILITY CONSOLIDATION AND SEVERANCE EXPENSES, NET

2020 COVID-19 Continuity Plan

As the extent of the COVID-19 pandemic became apparent, the Company implemented a continuity plan to maintain the health and safety of associates, preserve cash, and minimize the impact on customers. The response included restrictions on travel, implementation of telecommuting where appropriate and limiting contact and maintaining social distancing between associates and with customers. Cost reductions were implemented including cutting non-essential expenditures, reducing capital expenditures, rotating layoffs and furloughs, selected job eliminations and temporary salary reductions. The Company also deferred new product introductions and reduced sample and marketing expenses in 2020. Initiatives were taken with suppliers, lenders and landlords to extend payment terms in the second quarter of 2020 for existing agreements. The Company took advantage of payment deferrals and credits related to payroll taxes under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act as well as deferring payments into its defined contribution retirement plan.
Table of Contents    19

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Costs related to the facility consolidation plans are summarized as follows:

					As of March 26, 2022
	Accrued Balance at December 25, 2021	2022 Expenses To Date (1)	2022 Cash Payments	Accrued Balance at March 26, 2022	Total Costs Incurred To Date	Total Expected Costs
Profit Improvement Plan	—	—	—	—	10,525	10,525
COVID-19 Continuity Plan	$78	$—	$78	$—	$2,533	$2,533
Total All Plans	$78	$—	$78	$—	$13,893	$13,893

Asset Impairments	$—	$—	$—	$—	$3,323	$3,323

	Accrued Balance at December 26, 2020	2021 Expenses To Date (1)	2021 Cash Payments	Accrued Balance at March 27, 2021
Profit Improvement Plan	104	—	22	82
COVID-19 Continuity Plan	$454	$25	$210	$269
Totals	$558	$25	$232	$351

Asset Impairments	$—	$—	$—	$—

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

NOTE 20 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	Three Months Ended
	March 26, 2022	March 27, 2021
Workers' compensation costs from former textile operations	$(1)	$(30)
Environmental remediation costs from former textile operations	—	(31)
Commercial business operations	(13)	(1,710)
Loss from discontinued operations, before taxes	$(14)	$(1,771)
Income tax expense	—	—
(Loss) from discontinued operations, net of tax	$(14)	$(1,771)

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

Environmental remediation costs from former textile operations
Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $1,817 as of March 26, 2022 and $1,913 as of December 25, 2021. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from the Company's estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

Commercial business operations

In accordance with the Asset Purchase Agreement dated September 13, 2021, the Company sold assets that include certain inventory, certain items of machinery and equipment used exclusively in the Commercial Business, and related intellectual property for a purchase price of $20,500. The Purchaser also assumed the liability to fulfill the orders represented by advance customer deposit liabilities of $3,127. As a result of the transaction the Company recognized a gain of $2.7 million.

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
At closing, $2,100 of the proceeds were withheld and deposited in escrow to cover any claims arising with respect to the Commercial business for which the Company may be liable. The $2,100 was agreed to be released to the Company (net of claims paid, if any) in two installments with 50% of the escrow paid in 90 days from closing and the remaining amount paid 18 months from the closing date. The Company has received payment of the first installment and the remaining unpaid portion of $1,025 is recognized within non-current assets. As of March 26, 2022, the Company has not recognized amounts for potential indemnification settlements as those amounts cannot be reasonably estimated.

In order to release liens on certain fixed assets included in the Asset Purchase Agreement, the Company placed $2,100 in cash collateral in an account with the lender (Greater Nevada Credit Union). The remaining proceeds were applied to the Company's debt with its senior credit facility (Fifth Third Bank).

The Company reclassified the following assets and liabilities for discontinued operations in the accompanying consolidated balance sheets:

	As of
	March 26, 2022	December 25, 2021
Current Assets of Discontinued Operations:
Receivables, net	$3,060	$3,406
Inventories, net	1,183	1,927
Prepaid expenses	452	658
Current Assets Held for Discontinued Operations	4,695	5,991

Long Term Assets of Discontinued Operations:
Property, plant and equipment, net	292	292
Operating lease right of use assets	202	242
Other assets	1,906	2,218
Long Term Assets Held for Discontinued Operations	2,400	2,752

Current Liabilities of Discontinued Operations:
Accounts payable	85	2,133
Accrued expenses	2,487	3,062
Current portion of operating lease liabilities	172	167
Current Liabilities Held for Discontinued Operations	2,744	5,362

Long Term Liabilities of Discontinued Operations
Operating lease liabilities	30	75
Other long term liabilities	4,104	4,413
Long Term Liabilities Held for Discontinued Operations	$4,134	$4,488

For the three months ended March 26, 2022 and March 27, 2021, the Company reclassified the following operations of the Commercial business included in discontinued operations in the accompanying consolidated statements of operations:

	Three Months Ended
	March 26, 2022	March 27, 2021

Net Sales	$5,009	$13,554
Cost of sales	4,106	10,953
Gross Profit	903	2,601

Selling and administrative expenses	916	4,311
Discontinued Income (Loss), related to the divestiture of the Commercial business	(13)	(1,710)

NOTE 21 - RELATED PARTY TRANSACTIONS

The Company purchases a portion of its product needs from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of the Company. An affiliate of Mr. Shaw holds approximately 7.6% of the Company's Common Stock, which represents approximately 3.2% of the total vote of all classes of the Company's Common Stock. Engineered Floors is one of several suppliers of such materials to the Company. Total purchases from Engineered Floors during the three months ended March 26, 2022 were approximately $702; or approximately 1.1% of the Company's cost of goods sold. Total purchases from Engineered Floors during the three months ended March 27, 2021 were approximately $977; or approximately 1.7% of the
Company's cost of goods sold. Purchases from Engineered Floors are based on market value negotiated prices. The Company has no contractual commitments with Mr. Shaw associated with its business relationship with Engineered Floors. Transactions with Engineered Floors are reviewed annually by the Company's board of directors.

NOTE 22 - SUBSEQUENT EVENTS

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
COVID-19 PANDEMIC
After experiencing a sudden reduction in sales volume with the initial onset of the COVID-19 pandemic, we experienced a significant and consistent improvement in sales through the remainder of 2020 and throughout 2021. The sales growth was driven by a strong housing market and high residential remodeling activity. Although the pandemic continued in 2021, and we continue to take necessary safety precautions to protect the health of our employees, we have been able to limit the impact on operations. However, we cannot be certain as to any additional future impact of the COVID-19 crisis.

Table of Contents    21

RESULTS OF OPERATIONS

The following tables provide information derived from our Unaudited Condensed Consolidated Financial Statements for the periods indicated. Percentages used are expressed as a percent of net sales. The discussion that follows each table should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements as well as our annual report on 10-K for the year ended December 25, 2021.
Three Months Ended March 26, 2022 Compared with the Three Months Ended March 27, 2021

Net Sales from Continuing Operations

($ in thousands)	2022	2021	Inc./(Dec.)	Inc./(Dec.)
Net Sales	77,575	72,747	4,828	6.6%

During the first quarter of 2022, our net sales from continuing operations increased 6.6% compared with the first quarter of 2021. Increased net sales was driven by strong growth in new and existing home sales and home remodeling.

	Three Months Ended
	March 26,	March 27,
	2022	2021
Net Sales	100.0%	100.0%
Cost of Sales	80.4%	76.8%
Gross Profit	19.6%	23.2%
Selling and Administrative Expenses	22.4%	21.7%
Other Operating (Income) Expenses, Net	—%	—%
Facility Consolidation and Severance Expenses, Net	—%	—%
Operating Income (Loss)	(2.9)%	1.4%

Gross Profit

Gross profit as a percentage of net sales was 19.6% in the first quarter of 2022 compared with 23.2% in the first quarter of 2021. The lower gross profit percentage in 2022 was driven by increases in raw material costs. We incurred significant and unsustainable increases in raw material costs as a result of the decision of our primary raw material provider, Invista, to exit the business. We have identified other suppliers and we are implementing our strategy to diversify our fiber providers and bring our costs to a more favorable position. In addition, throughout 2021 and into the first quarter of 2022 raw materials costs with our other suppliers increased due to inflationary pressures and increased incoming freight costs on imported goods.

Selling and Administrative Expenses

Selling and administrative expenses were $17.4 million, or 22.4% of net sales, in the first quarter of 2022 compared with $15.8 million, or 21.7% of net sales, in the year earlier period. The higher costs in the first quarter of 2022 as compared to the first quarter of 2021 were primarily investment in product offerings through samples and marketing and increased expenses related to information systems, primarily directed at increasing the Company's cyber security.

Table of Contents    22

Other Operating (Income) Expense, Net

Net other operating expense, was $10 thousand in the first quarter of 2022 compared with net other operating expense of $2 thousand in the first quarter of 2021. The differences between the two quarters compared related to changes in currency exchange rates and fair market value adjustments related to our non qualified retirement plan.

Facility Consolidation and Severance Expenses, Net

There were no expenses for facility consolidation and severance expenses in the first quarter of 2022 compared with expense of $25 thousand in the first quarter of 2021. The expenses in the first quarter of 2021 were comprised of costs related to our COVID-19 Continuity Plan.

Operating Income (Loss)

We reported an operating loss of $2.2 million in the first quarter of 2022 compared with an operating loss of $1.0 million in the first quarter of 2021. Higher raw material costs had a significant unfavorable impact on our results in the first quarter of 2022.

Interest Expense

Interest expense decreased $213 thousand in the first quarter of 2022 compared with the first quarter of 2021. The decrease is partially the result of restructuring debt at lower interest rates. The interest expense in the first quarter of 2022 included costs of $250 thousand related to the termination of a swap agreement. Interest expense in 2021 included the recognition of $187 thousand in deferred expenses related to a derivative that was terminated in the fourth quarter of 2020.

Income Tax Provision (Benefit)

We recorded an income tax benefit of $19 thousand in the first quarter of 2022. The adjustment required in the first quarter of 2021 was an income tax benefit of $19 thousand.

The benefit rate for the three months ending March 26, 2022 was 0.6% compared with a benefit rate of 9.8% for the three months ending March 27, 2021. Because the Company maintains a full valuation allowance against its deferred tax balances, the Company is only able to recognize refundable credits, a small amount of state taxes, and a benefit for the recognition of stranded tax effects within other comprehensive income related to the termination of certain derivative contracts in the tax benefit for the first three months of 2021. The Company is in a net deferred tax liability position of $91 at March 26, 2022 and December 25, 2021, respectively, which is included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $497 thousand and $494 thousand at March 26, 2022 and December 25, 2021, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of March 26, 2022 and December 25, 2021.

Net Income (Loss)

Continuing operations reflected a loss of $3.4 million, or $0.22 per diluted share, in the first quarter of 2022 compared with a loss of $.3 million, or $0.02 per diluted share, in the same period in 2021.

Discontinued operations includes the financial results related to the Commercial Business. In the third quarter of 2021, the Company divested the commercial business. The revenue, margin and selling expenses for the Commercial Business have been moved to discontinued operations. The loss from discontinued operations was $14 thousand in the first quarter of 2022 compared to a loss of $1.8 million in the first quarter of 2021. See footnote 20 to the consolidated financial statements for additional details related to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 26, 2022, cash used by operating activities in continuing operations was $2.7 million. Decreases in accounts receivable contributed $1.7 million. Inventories increased $3.2 million as we are building up inventories
Table of Contents    23

for the second quarter to meet anticipated increased demand. Accounts payable and accrued expenses decreased $2.0 million primarily driven by the timing of raw material orders.
Purchases of capital assets for the three months ended March 26, 2022 resulted in a $.3 million cash out flow to the business. Depreciation and amortization for the three months ended March 26, 2022 were $2.1 million. We expect capital expenditures to be approximately $5 million in 2022 while depreciation and amortization is expected to be approximately $8.0 million. Planned capital expenditures in 2022 are primarily for new equipment.

During the three months ended March 26, 2022, cash generated by financing activities was $3.8 million. We had net payments on our revolving credit facility of $.5 million and net borrowings on notes payable and financing leases of $4.5 million which included a new note payable on buildings (see Note 8).

After the end of the third quarter of 2020, the Company replaced its senior credit facility with Wells Fargo Capital Finance with a $75 million, senior secured Revolving Credit Facility with Fifth Third Bank National Association. Additionally, the Company entered into two fixed asset loans in the combined principal amount of $25 million.

We believe, after having reviewed various financial scenarios, our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements under current operating conditions. We cannot predict, and are unable to know, the long-term impact of the COVID-19 pandemic and the related economic consequences or how these events may affect our future liquidity. Availability under our Senior Secured Revolving Credit Facility on March 26, 2022 was $38.2 million. See footnote 8, Long-Term Debt and Credit Arrangements, for additional details regarding our Senior Credit Facility.

Significant additional cash expenditures above our normal liquidity requirements, significant deterioration in economic conditions or continued operating losses could affect our business and require supplemental financing or other funding sources. There can be no assurance that such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us.
Changes to Critical Accounting Policies

Our critical accounting policies were outlined in Management's Discussion and Analysis of Results of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

At March 26, 2022, $27.5 million, or approximately 34% of our total debt, was subject to short-term floating interest rates. A one-hundred basis point fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $265. Included in the $27.5 million, is the amount outstanding for term loans of $24.9 million. Both loans are currently set to bear interest of 5% for five years. Every five years, these rates will be reset to reflect the then current 5-year treasury rate plus a margin. A one-hundred basis point fluctuation in the interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $246. See Note 8 for further discussion of these loans.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 26, 2022, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”).
Table of Contents    24

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

The two lawsuits filed in Alabama were settled and dismissed prior to year-end. The two pending lawsuits in Georgia were dismissed following the end of the first quarter; the Class Action Lawsuit was voluntarily dismissed by the plaintiff on April 13 (without prejudice) and the City of Rome lawsuit was dismissed with prejudice on May 2, 2022.

The Company has been sued, together with approximately 90 other defendants, in a lawsuit styled: Brenda E. Bostian, individually and as representative of the Estate of Hoyle Steven Bostian, deceased, case number 2021-CP-40-04877 South Carolina Court of Common Please, fifth Judicial Circuit- Richland County (Columbia SC), alleging that indirect exposure to asbestos at a plant in North Carolina contributed to the wrongful death of Mr. Bostian. The complaint alleges that Mr. Hoyle Bostian’s father worked at a facility in North Carolina where he was exposed to asbestos and that Mr. Bostian’s exposure indirectly caused Mr. Bostian (the decedent) to be exposed to asbestos. The plaintiff’s “secondary” exposure allegedly occurred in the 1950s - prior to the Company’s 1987 acquisition of China Grove Cotton Mills, the company that owned the facility. No damage amount has been alleged. The Company has denied liability and is vigorously defending the matter.

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

A significant amount of our sales were generated through a certain mass merchant retailer. A change in strategy by this customer to emphasize products at a lower price point than we currently offer has limited future sales opportunities with this customer. The reductions of sales through this channel could adversely affect our business if we are not able to replace the volume through other sales outlets and product offerings. The impact of the event has been lessened due to minimal margins on sales through this channel due to price pressure from the retailer and increased raw material costs for our products. We expect to be able to utilize the production capacity made available to help fulfill the current high demand for residential products. If we are unable to replace the lost volume through other channels of distribution, the excess capacity in the manufacturing facilities could result in an unfavorable impact on gross margins due to under absorbed fixed costs.

We have significant levels of indebtedness that could result in negative consequences to us.

We have a significant amount of indebtedness relative to our equity. Insufficient cash flow, profitability, or the value of our assets securing our loans could have a material adverse effect on our ability to generate sufficient funds to satisfy the terms of our senior loan agreements and other debt obligations. Additionally, the inability to access debt or equity markets at competitive rates in sufficient amounts to satisfy our obligations could adversely impact our business. Significant increases in interest rates tied to our floating rate debt could have a material adverse effect on the Company's financial results. Further, our trade relations depend on our economic viability and insufficient capital could harm our ability to attract and retain customers and or supplier relationships.

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
Table of Contents    27

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

Raw material prices will vary and the inability to either offset or pass on such cost increases or avoid passing on decreases larger than the cost decrease to our customers could have a material adverse effect on our business, results of operations and financial condition.
We require substantial amounts of raw materials to produce our products, including nylon and polyester yarn, as well as wool yarns, synthetic backing, latex, and dyes. Substantially all of the raw materials we require are purchased from outside sources. The prices of raw materials and fuel-related costs have increased significantly due to market conditions. The fact that we source a significant amount of raw materials means that several months of raw materials and work in process are moving through our supply chain at any point in time. We are sourcing the majority of our new luxury vinyl flooring and wood product lines from overseas. We are not able to predict whether commodity costs will significantly increase or decrease in the future. If commodity costs continue to increase in the future and we are not able to reduce or eliminate the effect of the cost increases by reducing production costs or implementing price increases, our profit margins could decrease. If commodity costs decline, we may experience pressures from customers to reduce our selling prices. The timing of any price reductions and decreases in commodity costs may not align. As a result, our margins could be affected.

Disruption to suppliers of raw materials could have a material adverse effect on us.

Table of Contents    28

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
Table of Contents    29

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

The Environmental Protection Agency has declared an intent to focus on perceived risks posed by certain chemicals (principally PFOA and PFOAS) previously used by the carpet industry. New or revised regulatory actions could result in requirements that industry participants, including the Company, incur costs related to testing and clean up of areas affected by such chemical usage. Other chemicals or materials historically used by the industry and the Company could become the focus of similar governmental action.

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

Table of Contents    30

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

The following table provides information regarding our repurchases of our Common Stock Shares during the three months ended March 26, 2022:

Fiscal Month Ending	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs (2)
January 29, 2022	—	$—	—
February 26, 2022	—	—	—
March 26, 2022	35,160	2.71	—
Three Months Ended March 26, 2022	35,160	$2.71	—	$—
(1) During the three months ended March 26, 2022, 35,160 shares were withheld from employees in lieu of cash payments for withholding taxes due for a total amount of $95,284 pursuant to the terms of the applicable incentive plans.
(2) The Company had no active programs to repurchase shares from the market.

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
101.SCH    XBRL Taxonomy Extension Schema Document
101.CAL    XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF    XBRL Taxonomy Extension Definition Linkbase Document
101.LAB    XBRL Taxonomy Extension Label Linkbase Document
Table of Contents    31

101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document
Table of Contents    32

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIXIE GROUP, INC.
(Registrant)

Date: May 9, 2022	By: /s/ Allen L. Danzey
Allen L. Danzey Vice President and Chief Financial Officer

Table of Contents    33