Form 10-Q
period 2022-06-25
DIXIE GROUP INC
filed 2022-08-08
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 25, 2022
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of August 5, 2022
Common Stock, $3 Par Value	15,059,215 shares
Class B Common Stock, $3 Par Value	1,129,158 shares
Class C Common Stock, $3 Par Value	0 shares

Table of Contents    1

THE DIXIE GROUP, INC.

Table of Contents    2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(amounts in thousands, except share data)

	June 25, 2022	December 25, 2021
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$893	$1,471
Receivables, net	36,031	40,291
Inventories, net	86,984	82,739
Prepaids and other current assets	12,430	9,925
Current assets of discontinued operations	2,480	5,991
TOTAL CURRENT ASSETS	138,818	140,417

PROPERTY, PLANT AND EQUIPMENT, NET	47,678	48,658
OPERATING LEASE RIGHT-OF-USE ASSETS	21,038	22,534
OTHER ASSETS	17,169	21,138
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	2,063	2,752
TOTAL ASSETS	$226,766	$235,499

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$19,246	$16,748
Accrued expenses	21,382	26,214
Current portion of long-term debt	1,910	3,361
Current portion of operating lease liabilities	2,512	2,528
Current liabilities of discontinued operations	3,337	5,362
TOTAL CURRENT LIABILITIES	48,387	54,213

LONG-TERM DEBT, NET	83,465	73,701
OPERATING LEASE LIABILITIES	19,460	20,692
OTHER LONG-TERM LIABILITIES	12,672	16,030
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	3,825	4,488
TOTAL LIABILITIES	167,809	169,124

COMMITMENTS AND CONTINGENCIES (See Note 17)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 15,059,215 shares for 2022 and 14,792,647 shares for 2021	45,178	44,378
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 1,129,158 shares for 2022 and 1,004,975 shares for 2021	3,387	3,015
Additional paid-in capital	156,742	157,658
Accumulated deficit	(146,550)	(138,706)
Accumulated other comprehensive income	200	30
TOTAL STOCKHOLDERS' EQUITY	58,957	66,375
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$226,766	$235,499

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    3

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
		As Adjusted		As Adjusted
NET SALES	$83,698	$89,982	$161,273	$162,729
Cost of sales	67,642	67,416	130,041	123,290
GROSS PROFIT	16,056	22,566	31,232	39,439

Selling and administrative expenses	18,855	16,894	36,268	32,698
Other operating (income) expense, net	136	33	146	35
Facility consolidation and severance expenses, net	—	71	—	96
OPERATING INCOME (LOSS)	(2,935)	5,568	(5,182)	6,610

Interest expense	1,081	1,242	2,196	2,571
Other income, net	—	—	(1)	(1)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(4,016)	4,326	(7,377)	4,040
Income tax provision (benefit)	3	563	(16)	535
INCOME (LOSS) FROM CONTINUING OPERATIONS	(4,019)	3,763	(7,361)	3,505
Loss from discontinued operations, net of tax	(468)	(414)	(483)	(2,184)
NET INCOME (LOSS)	$(4,487)	$3,349	$(7,844)	$1,321

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.26)	$0.24	$(0.48)	$0.22
Discontinued operations	(0.03)	(0.03)	(0.03)	(0.14)
Net income (loss)	$(0.29)	$0.21	$(0.51)	$0.08

BASIC SHARES OUTSTANDING	15,225	15,119	15,184	15,102

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.26)	$0.24	$(0.48)	$0.22
Discontinued operations	(0.03)	(0.03)	(0.03)	(0.14)
Net income (loss)	$(0.29)	$0.21	$(0.51)	$0.08

DILUTED SHARES OUTSTANDING	15,225	15,249	15,184	15,232

DIVIDENDS PER SHARE:
Common Stock	$—	$—	$—	$—
Class B Common Stock	—	—	—	—

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    4

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
NET INCOME (LOSS)	$(4,487)	$3,349	$(7,844)	$1,321

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on interest rate swaps	—	5	—	43
Income taxes	—	—	—	—
Unrealized gain (loss) on interest rate swaps, net	—	5	—	43

Reclassification of (gain) loss into earnings from interest rate swaps (1)	—	222	(7)	443
Income taxes	—	64	(2)	128
Reclassification of (gain) loss into earnings from interest rate swaps, net	—	158	(5)	315

Reclassification of unrealized loss into earnings from dedesignated interest rate swaps (2)	—	—	210	—
Income taxes	—	—	33	—
Reclassification of unrealized loss into earnings from dedesignated interest rate swaps, net	—	—	177	—

Reclassification of net actuarial gain into earnings from postretirement benefit plans (2)	—	(6)	(2)	(12)
Income taxes	—	—	—	—
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	—	(6)	(2)	(12)

TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	—	157	170	346

COMPREHENSIVE INCOME (LOSS)	$(4,487)	$3,506	$(7,674)	$1,667

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

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Six Months Ended
	June 25, 2022	June 26, 2021
		As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES
Income (Loss) from continuing operations	$(7,361)	$3,505
Income (Loss) from discontinued operations	(483)	(2,184)
Net income (loss)	(7,844)	1,321

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,069	4,534
Provision for deferred income taxes	(47)	(128)
Stock-based compensation expense	351	204
Bad debt expense	57	26
Changes in operating assets and liabilities:
Receivables	4,202	(10,240)
Inventories	(4,245)	(7,641)
Prepaids and other current assets	(2,506)	2,795
Accounts payable and accrued expenses	(1,481)	12,511
Other operating assets and liabilities	1,071	(380)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(5,890)	5,186
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	1,029	(1,955)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,994)	(1,800)
NET CASH USED IN INVESTING ACTIVITIES	(2,994)	(1,800)
NET CASH USED IN INVESTING ACTIVITIES - DISCONTINUED OPERATIONS	—	(189)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	4,997	3,132
Borrowings on notes payable - buildings	11,000	—
Payments on notes payable - buildings and other term loans	(5,651)	(294)
Payments on notes payable - equipment and other	(1,213)	(1,669)
Payments on finance leases	(681)	(1,480)
Change in outstanding checks in excess of cash	(853)	(396)
Repurchases of Common Stock	(95)	(57)
Payments for debt issuance costs	(227)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	7,277	(764)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(578)	478
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,471	1,920
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$893	$2,398

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,414	$1,372
Interest paid for financing leases	718	770
Income taxes paid, net of tax refunds	55	80
Equipment purchased under notes payable	—	174

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    6

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(amounts in thousands, except share data)

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 25, 2021	$44,378	$3,015	$157,658	$(138,706)	$30	$66,375
Repurchases of Common Stock - 35,160 shares	(105)	—	10	—	—	(95)
Restricted stock grants issued - 284,954 shares	580	274	(854)	—	—	—
Restricted stock grants forfeited - 2,000 shares	(6)	—	6	—	—	—
Stock-based compensation expense	—	—	154	—	—	154
Net loss	—	—	—	(3,357)	—	(3,357)
Other comprehensive income	—	—	—	—	170	170
Balance at March 26, 2022	$44,847	$3,289	$156,974	$(142,063)	$200	$63,247
Restricted stock grants issued - 142,957 shares	331	98	(429)	—	—	—
Stock-based compensation expense	—	—	197	—	—	197
Net loss	—	—	—	(4,487)	—	(4,487)
Balance at June 25, 2022	$45,178	$3,387	$156,742	$(146,550)	$200	$58,957

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 26, 2020	$43,672	$2,641	$158,329	$(140,321)	$(530)	$63,791
Repurchases of Common Stock - 17,359 shares	(52)	—	(4)	—	—	(56)
Restricted stock grants issued - 347,680 shares	669	374	(1,043)	—	—	—
Restricted stock grants forfeited - 7,477 shares	(22)	—	18	—	—	(4)
Stock-based compensation expense	—	—	75	—	—	75
Net loss	—	—	—	(2,028)	—	(2,028)
Other comprehensive income	—	—	—	—	189	189
Balance at March 27, 2021	$44,267	$3,015	$157,375	$(142,349)	$(341)	$61,967
Common Stock issued under Directors' Stock Plan - 40,000	120	—	(120)	—	—	—
Stock-based compensation expense	—	—	129	—	—	129
Net income	—	—	—	3,349	—	3,349
Other comprehensive income	—	—	—	—	157	157
Balance at June 26, 2021	$44,387	$3,015	$157,384	$(139,000)	$(184)	$65,602

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    7

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements which do not include all the information and notes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Dixie Group, Inc.'s and its wholly-owned subsidiaries (the "Company") 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 25, 2021. Operating results for the three and six month periods ended June 25, 2022 are not necessarily indicative of the results that may be expected for the entire 2022 year.

Based on applicable accounting standards, the Company has determined that it has one reportable segment, Floorcovering.
On September 13, 2021, the Company acting by and through its wholly owned operating subsidiary, TDG Operations, LLC, sold its Atlas|Masland commercial business (the “Commercial Business”). We have classified the related assets and liabilities associated with our Commercial Business as held for discontinued operations in our consolidated balance sheet. The results of our Commercial Business have been presented as discontinued operations in our consolidated statement of operations for all periods presented as the sale represents a shift in our business that has a major effect on our operations and financial results. Prior to the consummation of the sale, the Company was neither actively marketing the business for sale nor had intentions to abandon the Commercial Business and as a result did not present the results as assets held for sale or discontinued operations in prior filings. Interest expense and general and administrative expenses were not allocated to discontinued operations. Our consolidated financial statements and disclosures as of and for three and six month periods ended June 26, 2021 have been adjusted to reflect such discontinued operations classifications. See Note 20 for further detail of the Company’s discontinued operations reporting.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue by end-user markets for the three and six month periods ended June 25, 2022 and June 26, 2021:

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
		As Adjusted		As Adjusted
Residential floorcovering products, continuing operations	$81,967	$89,223	$157,485	$161,401
Commercial floorcovering products, discontinued operations	2,480	14,851	7,489	28,405
Other services, continuing operations	1,731	759	3,788	1,328
Total net sales, continuing and discontinued operations	$86,178	$104,833	$168,762	$191,134

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

Contract Balances

Other than receivables that represent an unconditional right to consideration, which are presented in Note 4, the Company does not recognize any contract assets which give conditional rights to receive consideration, as the Company does not incur costs to obtain customer contracts that are recoverable. The Company often receives cash payments from customers in advance of the Company’s performance for limited production run orders resulting in contract liabilities. These contract liabilities are classified in accrued expenses in the Consolidated Condensed Balance Sheets based on the timing of when the Company expects to recognize revenue, which is typically less than a year. The net decrease or increase in the contract liabilities is primarily driven by order activity for limited runs requiring deposits offset by the recognition of revenue and application of deposit on the receivables ledger for such activity during the period.

The activity in the advanced deposits for the three and six month periods ended June 25, 2022 and June 26, 2021 is as follows:

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
		As Adjusted		As Adjusted
Beginning contract liability	$1,298	$1,209	$1,285	$1,005
Revenue recognized from contract liabilities included in the beginning balance	(1,055)	(875)	(1,062)	(819)
Increases due to cash received, net of amounts recognized in revenue during the period	879	879	899	1,027
Ending contract liability	$1,122	$1,213	$1,122	$1,213
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

NOTE 4 - RECEIVABLES, NET

Receivables are summarized as follows:

	June 25, 2022	December 25, 2021
Customers, trade	$32,624	$37,148
Other receivables	3,549	3,251
Gross receivables	36,173	40,399
Less: allowance for doubtful accounts	(142)	(108)
Receivables, net	$36,031	$40,291

Bad debt expense was $18 for the three months ended June 25, 2022 and $16 for the three months ended June 26, 2021. Bad debt expense was $57 for the six months ended June 25, 2022 and $26 for the six months ended June 26, 2021.

NOTE 5 - INVENTORIES, NET

Inventories are summarized as follows:

	June 25, 2022	December 25, 2021
Raw materials	$34,576	$35,337
Work-in-process	17,308	15,186
Finished goods	64,791	62,592
Supplies and other	141	122
LIFO reserve	(29,832)	(30,498)
Inventories, net	$86,984	$82,739

Table of Contents    10

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	June 25, 2022	December 25, 2021
Land and improvements	$3,422	$3,422
Buildings and improvements	51,430	51,430
Machinery and equipment	158,457	158,248
Assets under construction	3,483	811
	216,792	213,911
Accumulated depreciation	(169,114)	(165,253)
Property, plant and equipment, net	$47,678	$48,658

Depreciation of property, plant and equipment, including amounts for finance leases, totaled $1,975 and $3,974 in the three and six months ended June 25, 2022, respectively, and $2,200 and $4,535 in the three and six months ended June 26, 2021, respectively.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	June 25, 2022	December 25, 2021
Compensation and benefits	$6,713	$10,703
Provision for customer rebates, claims and allowances	7,434	7,562
Advanced customer deposits	1,122	1,285
Outstanding checks in excess of cash	2,301	3,153
Other	3,812	3,511
Accrued expenses	$21,382	$26,214

NOTE 8 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	June 25, 2022	December 25, 2021
Revolving credit facility	$38,155	$33,158
Term Loans	24,673	24,781
Notes payable - buildings	10,939	5,484
Notes payable - equipment and other	394	1,607
Finance lease - buildings	10,728	10,873
Finance lease obligations	2,380	2,913
Deferred financing costs, net	(1,894)	(1,754)
Total debt	85,375	77,062
Less: current portion of long-term debt	1,910	3,361
Long-term debt	$83,465	$73,701

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

At the Company's election, advances of the revolving credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, or 3 month periods, as defined with a floor of 0.75% or published LIBOR, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate plus an applicable margin ranging between 0.50% and 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. As of June 25, 2022, the applicable margin on the Company's revolving credit facility was 1.75%. The Company pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.25% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 2.98% at June 25, 2022 and 3.00% at December 25, 2021.

The agreement is subject to customary terms and conditions and annual administrative fees with pricing varying on excess availability and a fixed charge coverage ratio. The agreement is also subject to certain compliance, affirmative, and financial covenants. As of the reporting date, the Company is in compliance with all such applicable financial covenants or obtained an appropriate waiver for such applicable financial covenants. The Company is only subject to the financial covenants if borrowing availability is less than $9,375, which is equal to 12.5% of the total loan availability of $75,000, and remains until the availability is greater than 12.5% for thirty consecutive days. As of June 25, 2022, the unused borrowing availability under the revolving credit facility was $32,636.

Term Loans

Effective October 28, 2020, the Company entered into a $10,000 principal amount USDA Guaranteed term loan with AmeriState Bank as lender. The term of the loan is 25 years and bears interest at a minimum 5.00% rate or 4.00% above 5-year treasury, to be reset every 5 years at 3.5% above 5-year treasury. The loan is secured by a first mortgage on the Company’s Atmore, Alabama and Roanoke, Alabama facilities. The loan requires certain compliance, affirmative, and financial covenants and, as of the reporting date, the Company is in compliance with all such financial covenants.

Effective October 29, 2020, the Company entered into a $15,000 principal amount USDA Guaranteed term loan with the Greater Nevada Credit Union as lender. The term of the loan is 10 years and bears interest at a minimum 5.00% rate or 4.00% above 5-year treasury, to be reset after 5 years at 3.5% above 5-year treasury. The loan is secured by a first lien on a substantial portion of the Company’s machinery and equipment and a second lien on the Company’s Atmore and Roanoke facilities. The loan requires certain compliance, affirmative, and financial covenants and, as of the reporting date, the Company is in compliance with all such financial covenants. Payments on the loan are interest only over the first three years and principal and interest over the remaining seven years.

Notes Payable - Buildings

On March 16, 2022, the Company entered into a twenty year $11,000 note payable to refinance its existing note payable on its distribution facility in Adairsville, GA (the "Property"). The new note payable bears interest at a fixed annual rate of 3.81%. The note is secured by the property and a guarantee of the Company. The loan is subject to certain negative financial covenants and as of the reporting date the Company is in compliance with all such financial covenants. Concurrent with the closing of this note, the Company paid off existing loans secured by the Property in the amount of $5,456 and terminated an existing interest rate swap agreement.

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

NOTE 9 - LEASES
Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	June 25, 2022	December 25, 2021
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$21,038	$22,534

Current portion of operating lease liabilities	Current portion of operating lease liabilities	2,512	2,528
Noncurrent portion of operating lease liabilities	Operating lease liabilities	19,460	20,692
Total operating lease liabilities		$21,972	$23,220

Finance Leases:
Finance lease right-of-use assets (1)	Property, plant, and equipment, net	$6,546	$10,111

Current portion of finance lease liabilities (1)	Current portion of long-term debt	899	1,104
Noncurrent portion of finance lease liabilities (1)	Long-term debt	12,209	12,683
		$13,108	$13,787
(1) Includes leases classified as failed sale-leaseback transactions.

Lease cost recognized in the consolidated condensed financial statements is summarized as follows:

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
		As Adjusted		As Adjusted
Operating lease cost	$1,117	$1,158	$2,196	$2,548

Finance lease cost:
Amortization of lease assets (1)	249	702	498	1,404
Interest on lease liabilities (1)	361	379	718	770
Total finance lease costs (1)	$610	$1,081	$1,216	$2,174
(1) Includes leases classified as failed sale-leaseback transactions.

Table of Contents    13

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Other supplemental information related to leases is summarized as follows:

	June 25, 2022	June 26, 2021
		As Adjusted
Weighted average remaining lease term (in years):
Operating leases	7.23	7.76
Finance leases (1)	13.80	13.03

Weighted average discount rate:
Operating leases	6.32%	6.82%
Finance leases (1)	9.71%	9.56%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,964	2,280
Operating cash flows from finance leases (1)	718	770
Financing cash flows from finance leases (1)	681	1,480
(1) Includes leases classified as failed sale-leaseback transactions.

The following table summarizes the Company's future minimum lease payments under non-cancellable contractual obligations for operating and financing liabilities as of June 25, 2022:

Fiscal Year	Operating Leases	Finance Leases
2022	1,954	1,069
2023	3,708	3,409
2024	3,631	1,045
2025	3,670	1,053
2026	3,707	1,066
Thereafter	11,004	13,918
Total future minimum lease payments (undiscounted)	27,674	21,560
Less: Present value discount	5,702	8,452
Total lease liability	21,972	13,108

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Condensed Balance Sheets as of June 25, 2022 and December 25, 2021:

	June 25, 2022	December 25, 2021	Fair Value Hierarchy Level
Liabilities:
Interest rate swaps (1)	$—	$210	Level 2

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

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	June 25, 2022		December 25, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$893	$893	$1,471	$1,471
Financial liabilities:
Long-term debt, including current portion	72,267	69,285	63,275	61,721
Finance leases, including current portion	13,108	12,886	13,787	16,389
Interest rate swaps	—	—	210	210

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

As of June 25, 2022, the Company had no interest rate swaps outstanding. The following is a summary of the Company's interest rate swap outstanding as of December 25, 2021:

Type	Notional Amount	Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$5,796	November 7, 2014 through November 7, 2024	4.500%	1 Month LIBOR

The following table summarizes the fair values of derivative instruments included in the Company's consolidated condensed financial statements:

	Location on Consolidated Balance Sheets	Fair Value
		June 25, 2022	December 25, 2021
Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued expenses	$—	$110
Interest rate swaps, long-term portion	Other long-term liabilities	—	100
Total Liability Derivatives		$—	$210

Table of Contents    15

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following tables summarize the pre-tax impact of derivative instruments on the Company's consolidated condensed financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$—	$5	$—	$43

	Amount of Gain (Loss) Reclassified from AOCIL on the effective portion into Earnings (1)(2)
	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$—	$34	$(7)	$68
	Amount of Gain or (Loss) Recognized on the Dedesignated Portion in Income on Derivative (3)
	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Derivatives dedesignated as hedging instruments:
Cash flow hedges - interest rate swaps	$—	$188	$210	$375

(1)The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's consolidated condensed financial statements.
(2)The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to June 25, 2022 is $0.
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

NOTE 12 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers approximately 87% of the Company's current associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Based upon financial results in the first half of 2022, the Company reduced the level of the match for this 401(k) plan resulting in a credit of $(128) compared to an expense of $195 for the three months ended June 25, 2022 and June 26, 2021, respectively and expense amounts of $95 and $419 for the six months ended June 25, 2022 and June 26, 2021, respectively.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers associates at one facility who are under a collective-bargaining agreement. The number of associates under the plan represents approximately 13% of the Company's total current associates. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $21 and $33 for the three months ended June 25, 2022 and June 26, 2021, respectively and $45 and $54 for the six months ended June 25, 2022 and June 26, 2021, respectively.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations owed to participants under this plan were $12,538 at June 25, 2022 and $15,794 at December 25, 2021 and are included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $13,524 at June 25, 2022 and $16,608 at December 25, 2021 and is included in other assets in the Company's Consolidated Condensed Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. Expenses related to the multi-employer pension plan were $52 and $72 for the three months ended June 25, 2022 and June 26, 2021, respectively and $107 and $133 for the six months ended June 25, 2022 and June 26, 2021, respectively. If the Company were to withdraw from the multi-employer plan, a withdrawal liability would be due, the amount of which would be determined by the plan. The withdrawal liability, as determined by the plan, would be a function of contribution rates, fund status, discount rates and various other factors at the time of any such withdrawal.

NOTE 13 - INCOME TAXES
TE 13 - INCOME TAXES
The benefit rate for the six months ending June 25, 2022 was 0.2% compared with an expense rate of 13.2% for the six months ending June 26, 2021. Because the Company maintains a full valuation allowance against its deferred income tax balances, the Company is only able to recognize refundable credits, a small amount of state taxes, and a benefit for the recognition of stranded tax effects within other comprehensive income (loss) related to the termination of certain derivative contracts in the tax benefit for the first six months of 2022. The Company is in a net deferred tax liability position of $91 at June 25, 2022 and December 25, 2021, respectively, which is included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $501 and $494 at June 25, 2022 and December 25, 2021, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of June 25, 2022 and December 25, 2021.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
		As Adjusted		As Adjusted
Basic earnings (loss) per share:
Income (Loss) from continuing operations	$(4,019)	$3,763	$(7,361)	$3,505
Less: Allocation of earnings to participating securities	—	(158)	—	(122)
Income (Loss) from continuing operations available to common shareholders - basic	$(4,019)	$3,605	$(7,361)	$3,383
Basic weighted-average shares outstanding (1)	15,225	15,119	15,184	15,102
Basic earnings income (loss) per share - continuing operations	$(0.26)	$0.24	$(0.48)	$0.22

Diluted earnings income (loss) per share:
Income (Loss) from continuing operations available to common shareholders - basic	$(4,019)	$3,605	$(7,361)	$3,383
Add: Undistributed earnings reallocated to unvested shareholders	—	1	—	1
Income (loss) from continuing operations available to common shareholders - basic	$(4,019)	$3,606	$(7,361)	$3,384
Basic weighted-average shares outstanding (1)	15,225	15,119	15,184	15,102
Effect of dilutive securities:
Stock options (2)	—	—	—	—
Directors' stock performance units (2)	—	130	—	130
Diluted weighted-average shares outstanding (1)(2)	15,225	15,249	15,184	15,232
Diluted earnings income (loss) per share - continuing operations	$(0.26)	$0.24	$(0.48)	$0.22

(1)Includes Common and Class B Common shares, excluding unvested participating securities of 944 thousand as of June 25, 2022 and 681 thousand as of June 26, 2021.
(2)Shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded to the extent they are anti-dilutive. There were 130 aggregate shares excluded for the three months ended June 25, 2022 and for the three months ended June 26, 2021 there were 151 thousand.

Table of Contents    17

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 15 - STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Condensed Statements of Operations. The Company's stock compensation expense was $197 and $129 for the three months ended June 25, 2022 and June 26, 2021, respectively. The Company's stock compensation expense was $351 and $204 for the six months ended June 25, 2022 and June 26, 2021, respectively.

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

On June 1, 2022, the Company issued 78,954 shares of restricted stock to certain key employees. The grant-date fair value of the awards was $150, or $1.90 per share, and is expected to be recognized as stock compensation expense over a weighted-average period of 3.0 years from the date the awards were granted. Each award is subject to a continued service condition. The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

On June 6, 2022, the Company issued 24,000 shares of restricted stock to certain key employees. The grant-date fair value of the awards was $48, or $2.00 per share, and is expected to be recognized as stock compensation expense over a weighted-average period of 4.0 years from the date the awards were granted. Each award is subject to a continued service condition. The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 25, 2021	$(172)	$202	$30
Unrealized loss on interest rate swaps	—	—	—
Reclassification of loss into earnings from interest rate swaps, net of tax of $2	(5)	—	(5)
Reclassification of unrealized loss into earnings from dedesignated interest rate swaps, net of tax of $33	177	—	177
Reclassification of net actuarial gain into earnings from postretirement benefit plans	—	(2)	(2)
Balance at June 25, 2022	$—	$200	$200

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The Company has been sued, together with approximately 90 other defendants, in a lawsuit styled: Brenda E. Bostian, individually and as representative of the Estate of Hoyle Steven Bostian, deceased, case number 2021-CP-40-04877 South Carolina Court of Common Please, fifth Judicial Circuit- Richland County (Columbia SC), alleging that indirect exposure to asbestos at a plant in North Carolina contributed to the wrongful death of Mr. Bostian. The complaint alleges that Mr. Hoyle Bostian’s father worked at a facility in North Carolina where he was exposed to asbestos and that Mr. Bostian’s exposure indirectly caused Mr. Bostian (the decedent) to be exposed to asbestos. The plaintiff’s “secondary” exposure allegedly occurred in the 1950s - prior to the Company’s 1987 acquisition of China Grove Cotton Mills, the company that owned the facility. No damage amount has been alleged. The Company has denied liability and is vigorously defending the matter. The case is set for trial on August 29, 2022.

NOTE 18 - OTHER (INCOME) EXPENSE, NET

Other operating (income) expense, net is summarized as follows:

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Other operating expense, net:
Gain on property, plant and equipment disposals	$(10)	$—	$(10)	$—
Gain on currency exchanges	51	(4)	86	(9)
Retirement expense	146	76	346	148
Miscellaneous income	(51)	(39)	(276)	(104)
Other operating expense, net	$136	$33	$146	$35

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Costs related to the facility consolidation plans are summarized as follows:

					As of June 25, 2022
	Accrued Balance at December 25, 2021	2022 Expenses To Date (1)	2022 Cash Payments	Accrued Balance at June 25, 2022	Total Costs Incurred To Date	Total Expected Costs
Profit Improvement Plan	—	—	—	—	10,525	10,525
COVID-19 Continuity Plan	$78	$—	$78	$—	$2,533	$2,533
Total All Plans	$78	$—	$78	$—	$13,893	$13,893

Asset Impairments	$—	$—	$—	$—	$3,323	$3,323

	Accrued Balance at December 26, 2020	2021 Expenses To Date (1)	2021 Cash Payments	Accrued Balance at June 26, 2021
Profit Improvement Plan	104	96	144	56
COVID-19 Continuity Plan	$454	$—	$282	$172
Totals	$558	$96	$426	$228

Asset Impairments	$—	$—	$—	$—

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

NOTE 20 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Workers' compensation costs from former textile operations	$—	$(38)	$(1)	$(67)
Environmental remediation costs from former textile operations	10	(22)	10	(53)
Commercial business operations	(478)	(940)	(492)	(2,650)
Loss from discontinued operations, before taxes	$(468)	$(1,000)	$(483)	$(2,770)
Income tax benefit	—	(586)	—	(586)
(Loss) from discontinued operations, net of tax	$(468)	$(414)	$(483)	$(2,184)

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

Environmental remediation costs from former textile operations
Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $1,817 as of June 25, 2022 and $1,913 as of December 25, 2021. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from the Company's estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

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
At closing, $2,100 of the proceeds were withheld and deposited in escrow to cover any claims arising with respect to the Commercial business for which the Company may be liable. The $2,100 was agreed to be released to the Company (net of claims paid, if any) in two installments with 50% of the escrow paid in 90 days from closing and the remaining amount paid 18 months from the closing date. The Company has received payment of the first installment and the remaining unpaid portion of $1,025 is recognized within current assets. As of June 25, 2022, the Company has not recognized amounts for potential indemnification settlements as those amounts cannot be reasonably estimated.

In order to release liens on certain fixed assets included in the Asset Purchase Agreement, the Company placed $2,100 in cash collateral in an account with the lender (Greater Nevada Credit Union). The remaining proceeds were applied to the Company's debt with its senior credit facility (Fifth Third Bank).

The Company reclassified the following assets and liabilities for discontinued operations in the accompanying consolidated balance sheets:

	As of
	June 25, 2022	December 25, 2021
Current Assets of Discontinued Operations:
Receivables, net	$1,694	$3,406
Inventories, net	769	1,927
Prepaid expenses	17	658
Current Assets Held for Discontinued Operations	2,480	5,991

Long Term Assets of Discontinued Operations:
Property, plant and equipment, net	274	292
Operating lease right of use assets	161	242
Other assets	1,628	2,218
Long Term Assets Held for Discontinued Operations	2,063	2,752

Current Liabilities of Discontinued Operations:
Accounts payable	938	2,133
Accrued expenses	2,238	3,062
Current portion of operating lease liabilities	161	167
Current Liabilities Held for Discontinued Operations	3,337	5,362

Long Term Liabilities of Discontinued Operations
Operating lease liabilities	—	75
Other long term liabilities	3,825	4,413
Long Term Liabilities Held for Discontinued Operations	$3,825	$4,488

For the three and six months ended June 25, 2022 and June 26, 2021, the Company reclassified the following operations of the Commercial business included in discontinued operations in the accompanying consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021

Net Sales	$2,480	$14,851	$7,489	$28,405
Cost of sales	2,788	11,641	6,895	22,594
Gross Profit	(308)	3,210	594	5,811

Selling and administrative expenses	222	4,150	1,138	8,461
Other operating (Income) Expense	(52)		(52)
Discontinued Income (Loss), related to the divestiture of the Commercial business	(478)	(940)	(492)	(2,650)

NOTE 21 - RELATED PARTY TRANSACTIONS

The Company purchases a portion of its product needs from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of the Company. An affiliate of Mr. Shaw holds approximately 7.6% of the Company's Common Stock, which represents approximately 3.2% of the total vote of all classes of the Company's Common Stock. Engineered Floors is one of several suppliers of such materials to the Company. Total purchases from Engineered Floors during the three and six months ended June 25, 2022 were approximately $231 and $933, respectively; or approximately 0.3% and 0.7%, respectively, of the
Company's cost of goods sold. Total purchases from Engineered Floors during the three and six months ended June 26, 2021 were approximately $925 and $1,902, respectively; or approximately 1.2% and 1.3%, respectively, of the Company's cost of goods sold. Purchases from Engineered Floors are based on market value negotiated prices. The Company has no contractual commitments with Mr. Shaw associated with its business relationship with Engineered Floors. Transactions with Engineered Floors are reviewed annually by the Company's board of directors.

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
COVID-19 PANDEMIC
We continue to monitor and respond to the evolving nature of the global coronavirus pandemic ("COVID-19" or "pandemic") and its impacts on the markets we serve. This includes taking necessary safety precautions to protect the health of our employees. As the COVID-19 pandemic continues to evolve, we cannot predict the impact that it will have on our short-term and long-term demand. The further spread of COVID-19, and the requirements to take action to help limit the spread of the illness, may impact our ability to carry out our business as usual and may have a materially adverse impact on economic conditions in the markets we serve, our operations and our financial condition.
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
Three Months Ended June 25, 2022 Compared with the Three Months Ended June 26, 2021

Net Sales from Continuing Operations

($ in thousands)	2022	2021	Inc./(Dec.)	Inc./(Dec.)
Net Sales	83,698	89,982	(6,284)	(7.0)%

For the second quarter of 2022, our net sales from continuing operations decreased 7.0% compared with the second quarter of 2021. In the second quarter of 2022, a flooring reset, reflecting a change in strategy to a focus on lower price point products, by one of our largest retail customers prevented us from participating. The year over year loss in net sales related to this account for the comparative periods was $7.0 million.

	Three Months Ended
	June 25,	June 26,
	2022	2021
Net Sales	100.0%	100.0%
Cost of Sales	80.8%	74.9%
Gross Profit	19.2%	25.1%
Selling and Administrative Expenses	22.5%	18.8%
Other Operating (Income) Expenses, Net	0.2%	—%
Facility Consolidation and Severance Expenses, Net	—%	0.1%
Operating Income (Loss)	(3.5)%	6.2%

Gross Profit

Gross profit as a percentage of net sales was 19.2% in the second quarter of 2022 compared with 25.1% in the second quarter of 2021. The lower gross profit percentage in 2022 was primarily driven by increases in raw material costs. The decision by our primary raw material provider, Invista, to exit the business had a significant negative impact on our gross margins. We have identified other suppliers and we are implementing our strategy to diversify our fiber providers and bring our costs to a more favorable position. In addition, throughout 2021 and into the first half of 2022 raw materials costs with our other suppliers increased due to inflationary pressures, supply constraints and increased incoming freight costs on imported goods.

Selling and Administrative Expenses

Selling and administrative expenses were $18.9 million, or 22.5% of net sales, in the second quarter of 2022 compared with $16.9 million, or 18.8% of net sales, in the year earlier period. The higher costs in the second quarter of 2022 as compared to the second quarter of 2021 were primarily due to higher investment in product offerings through product development and samples and marketing, these expenses being escalated by increases in raw material costs. Administrative areas incurred increased expenses primarily related to professional fees focused on improving systems and controls in the finance and information systems areas.

Table of Contents    22

Other Operating (Income) Expense, Net

Net other operating expense, was $136 thousand in the second quarter of 2022 compared with net other operating expense of $33 thousand in the second quarter of 2021. The differences between the two quarters compared related to changes in currency exchange rates and fair market value adjustments related to our non qualified retirement plan.

Facility Consolidation and Severance Expenses, Net

There were no expenses for facility consolidation and severance expenses in the second quarter of 2022 compared with expense of $71 thousand in the second quarter of 2021. The expenses in the second quarter of 2021 were comprised of costs related to our COVID-19 Continuity Plan.

Operating Income (Loss)

We reported an operating loss of $2.9 million in the second quarter of 2022 compared with an operating income of $5.6 million in the second quarter of 2021. Lower sales, higher raw material costs and increased product sample expense had a significant unfavorable impact on our results in the second quarter of 2022.

Interest Expense

Interest expense decreased $161 thousand in the second quarter of 2022 compared with the second quarter of 2021. The decrease is partially the result of restructuring debt at lower interest rates. Interest expense in 2021 included the recognition of $188 thousand in deferred expenses related to a derivative that was terminated in the fourth quarter of 2020.

Income Tax Provision (Benefit)

We recorded an income tax provision of $3 thousand in the second quarter of 2022 compared to an income tax provision of $553 thousand in the second quarter of 2021.

The tax rate for the three months ending June 25, 2022 was (0.07%) compared with a tax rate of 13.01% for the three months ending June 26, 2021. Because the Company maintains a full valuation allowance against its deferred tax balances, the Company is only able to recognize refundable credits, a small amount of state taxes, and a benefit for the recognition of stranded tax effects within other comprehensive income related to the termination of certain derivative contracts in the tax benefit for the three months ended June 25, 2022. The Company is in a net deferred tax liability position of $91 at June 25, 2022 and December 25, 2021, respectively, which is included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $501 thousand and $494 thousand at June 25, 2022 and December 25, 2021, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of June 25, 2022 and December 25, 2021.

Net Income (Loss)

Continuing operations reflected a loss of $4.0 million, or $(0.26) per diluted share, in the second quarter of 2022 compared with an income of $3.8 million, or $0.24 per diluted share, in the same period in 2021.

Discontinued operations includes the financial results related to the Commercial Business. In the third quarter of 2021, the Company divested the commercial business. The revenue, margin and selling expenses for the Commercial Business have been moved to discontinued operations. The loss from discontinued operations was $468 thousand in the second quarter of 2022 compared to a loss of $483 thousand in the second quarter of 2021. See footnote 20 to the consolidated financial statements for additional details related to discontinued operations.

Table of Contents    23

Six Months Ended June 25, 2022 Compared with the Six Months Ended June 26, 2021

Net Sales from Continuing Operations

($ in thousands)	2022	2021	Inc./(Dec.)	Inc./(Dec.)
Net Sales	161,273	162,729	(1,456)	(0.9)%

For the first six months of 2022, our net sales from continuing operations decreased .9% compared with the first six months of 2021. Strong demand was offset by a loss of sales with a major retailer in the second quarter of 2022. In the second quarter of 2022, a flooring reset, reflecting a change in strategy to a focus on lower price point products, by one of our largest retail customers prevented us from participating. The year over year loss in net sales related to this account for the comparative six month periods was $7.8 million.

	Six Months Ended
	June 25,	June 26,
	2022	2021
Net Sales	100.0%	100.0%
Cost of Sales	80.6%	75.8%
Gross Profit	19.4%	24.2%
Selling and Administrative Expenses	22.5%	20.1%
Other Operating (Income) Expenses, Net	0.1%	—%
Facility Consolidation and Severance Expenses, Net	—%	0.1%
Operating Income (Loss)	(3.2)%	4.1%

Gross Profit

Gross profit as a percentage of net sales was 19.4% in the first six months of 2022 compared with 24.2% in the first six months of 2021. The lower gross profit percentage in 2022 was primarily driven by increases in raw material costs. The decision by our primary raw material provider, Invista, to exit the business had a significant negative impact on our gross margins. We have identified other suppliers and we are implementing our strategy to diversify our fiber providers and bring our costs to a more favorable position. In addition, throughout 2021 and into the first half of 2022 raw materials costs with our other suppliers increased due to inflationary pressures and increased incoming freight costs on imported goods.

Selling and Administrative Expenses

Selling and administrative expenses were $36.3 million, or 22.5% of net sales, in the six months ended June 25, 2022 compared with $32.7 million, or 20.1% of net sales, in the year earlier period. The higher costs in the first half of 2022 as compared to the first half of 2021 were primarily due to higher investment in product offerings through product development and samples and marketing, these expenses being escalated by increases in raw material costs. Administrative areas incurred increased expenses primarily related to professional fees focused on improving systems and controls in the finance and information systems areas.

Other Operating (Income) Expense, Net

Net other operating expense, was $146 thousand for the first two quarters of 2022 compared with net other operating expense of $35 thousand in the same period of 2021. The differences between the two periods compared related to changes in currency exchange rates and fair market value adjustments related to our non qualified retirement plan.

Table of Contents    24

Facility Consolidation and Severance Expenses, Net

There were no expenses for facility consolidation and severance expenses in the first six months of 2022 compared with expense of $96 thousand in the same period of 2021. The expenses in the first half of 2021 were comprised of costs related to our COVID-19 Continuity Plan.

Operating Income (Loss)

We reported an operating loss of $5.2 million for the six months ended June 25, 2022 compared with an operating income of $6.6 million in the six months ended June 26, 2021. Higher raw material costs and lower sales volume in the second quarter of 2022 had a significant unfavorable impact on our results in 2022.

Interest Expense

Interest expense decreased $375 thousand in the first six months of 2022 compared with the comparative period of 2021. The decrease is partially the result of restructuring debt at lower interest rates. Interest expense in 2021 included the recognition of $315 thousand in deferred expenses related to a derivative that was terminated in the fourth quarter of 2020.

Income Tax Provision (Benefit)

We recorded an income tax benefit of $16 thousand in the six month period ended June 25, 2022 compared to an income tax expense of $535 thousand in the comparative period of 2021.

The benefit rate for the six months ending June 25, 2022 was 0.22% compared with an expense rate of 13.24% for the six months ending June 26, 2021. Because the Company maintains a full valuation allowance against its deferred tax balances, the Company is only able to recognize refundable credits, a small amount of state taxes, and a benefit for the recognition of stranded tax effects within other comprehensive income related to the termination of certain derivative contracts in the tax benefit for the six months ended June 25, 2022. The Company is in a net deferred tax liability position of $91 at June 25, 2022 and December 25, 2021, respectively, which is included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $501 thousand and $494 thousand at June 25, 2022 and December 25, 2021, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of June 25, 2022 and December 25, 2021.

Net Income (Loss)

Continuing operations reflected a loss of $7.4 million, or $(0.48) per diluted share, for the first six months of 2022 compared with an income of $3.5 million, or $0.22 per diluted share, in the comparative same period in 2021.

Discontinued operations includes the financial results related to the Commercial Business. In the third quarter of 2021, the Company divested the commercial business. The revenue, margin and selling expenses for the Commercial Business have been moved to discontinued operations. The loss from discontinued operations was $414 in the first six months of 2022 compared to a loss of $2.2 million in the first six months of 2021. See footnote 20 to the consolidated financial statements for additional details related to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 25, 2022, cash used in operating activities in continuing operations was $5.9 million. Decreases in accounts receivable contributed $4.2 million. Inventories increased $4.2 million with higher inventory costs driven by inflationary pressures. Accounts payable and accrued expenses decreased $1.5 million primarily driven by the timing of payments related to inventory.
Purchases of capital assets for the six months ended June 25, 2022 resulted in a $3.0 million cash out flow to the business primarily for purchase of production equipment. Depreciation and amortization for the six months ended June 25, 2022 were $4.1 million. We expect capital expenditures to be approximately $5 million in 2022 while depreciation and amortization is expected to be approximately $8.0 million. Planned capital expenditures in 2022 are primarily for new equipment.

Table of Contents    25

During the six months ended June 25, 2022, cash generated by financing activities was $7.3 million. We had net borrowings on our revolving credit facility of $5.0 million and net borrowings on notes payable and financing leases of $2.1 million which included a new note payable on buildings (see Note 8).

After the end of the third quarter of 2020, the Company replaced its senior credit facility with Wells Fargo Capital Finance with a $75 million, senior secured Revolving Credit Facility with Fifth Third Bank National Association. Additionally, the Company entered into two fixed asset loans in the combined principal amount of $25 million.

We believe, after having reviewed various financial scenarios, our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements under current operating conditions. We cannot predict, and are unable to know, the long-term impact of the COVID-19 pandemic and the related economic consequences or how these events may affect our future liquidity. Availability under our Senior Secured Revolving Credit Facility on June 25, 2022 was $32.6 million. See footnote 8, Long-Term Debt and Credit Arrangements, for additional details regarding our Senior Credit Facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk (Dollars in thousands)

Our earnings, cash flows and financial position are exposed to market risks relating to interest rates, among other factors. It is our policy to minimize our exposure to adverse changes in interest rates and manage interest rate risks inherent in funding our Company with debt. We address this financial exposure through a risk management program that includes maintaining a mix of fixed and floating rate debt. (See Note 11 to the Consolidated Financial Statements).

At June 25, 2022, $33.0 million, or approximately 39% of our total debt, was subject to short-term floating interest rates. A one-hundred basis point fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $304. Included in the $33.0 million, is the amount outstanding for term loans of $24.8 million. Both loans are currently set to bear interest of 5% for five years. Every five years, these rates will be reset to reflect the then current 5-year treasury rate plus a margin. A one-hundred basis point fluctuation in the interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $246. See Note 8 for further discussion of these loans.

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
Table of Contents    26

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

Table of Contents    27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
The Company has been sued, together with approximately 90 other defendants, in a lawsuit styled: Brenda E. Bostian, individually and as representative of the Estate of Hoyle Steven Bostian, deceased, case number 2021-CP-40-04877 South Carolina Court of Common Please, fifth Judicial Circuit- Richland County (Columbia SC), alleging that indirect exposure to asbestos at a plant in North Carolina contributed to the wrongful death of Mr. Bostian. The complaint alleges that Mr. Hoyle Bostian’s father worked at a facility in North Carolina where he was exposed to asbestos and that Mr. Bostian’s exposure indirectly caused Mr. Bostian (the decedent) to be exposed to asbestos. The plaintiff’s “secondary” exposure allegedly occurred in the 1950s - prior to the Company’s 1987 acquisition of China Grove Cotton Mills, the company that owned the facility. No damage amount has been alleged. The Company has denied liability and is vigorously defending the matter. The case is set for trial on August 29, 2022.

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

The COVID-19 pandemic continues to impact areas where we operate and sell our products and services. The COVID-19 outbreak in the second quarter of 2020 had a material adverse effect on our ability to operate and our results of operations as public health organizations recommended, and many governments implemented, measures to slow and limit the transmission of the virus, including shelter in place and social distancing ordinances. Although the accessibility of vaccines and other preventive measures have lessened the impact, new variants may necessitate a return of such restrictive, preventive measures which may have a material adverse effect on our business for an indefinite period of time, such as the potential shut down of certain locations, decreased employee availability, disruptions to the businesses of our selling channel partners, and others. Our suppliers and customers may also face these and other challenges, which could lead to a disruption in our supply chain as well as decreased construction and renovation spending and consumer demand for our products and services. These issues may also materially affect our current and future access to sources of liquidity, particularly our cash flows from operations, and access to financing. The long-term economic impact and near-term financial impacts of the COVID-19 pandemic, including but not limited to, potential near term or long-term risk of asset impairment, restructuring, and other charges, cannot be reliably quantified or estimated at this time due to the uncertainty of future developments.

The floorcovering industry is sensitive to changes in general economic conditions and a decline in residential activity or home remodeling and refurbishment could have a material adverse effect on our business.

The floorcovering industry, in which we participate, is highly dependent on general economic conditions, such as consumer confidence and income, corporate and government spending, interest rate levels, availability of credit and demand for housing. We derive a majority of our sales from the replacement segment of the market. Therefore, unfavorable economic changes, such as an economic recession, could result in a significant or prolonged decline in spending for remodeling and replacement activities which could have a material adverse effect on our business and results of operations.

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

Table of Contents    28

A significant amount of our recent past sales were generated through a certain mass merchant retailer. A change in strategy by this customer to emphasize products at a lower price point than we currently offer has limited future sales opportunities with this customer. We have been able to partially replace the lost volume from this customer with higher margin sales through main stream retail customers. We expect to be able to utilize the production capacity made available to help fulfill the current high demand for residential products. If we are unable to fully replace the lost volume through other channels of distribution, the excess capacity in the manufacturing facilities could result in an unfavorable impact on gross margins due to under absorbed fixed costs.

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
We require substantial amounts of raw materials to produce our products, including nylon and polyester yarn, as well as wool yarns, synthetic backing, latex, and dyes. Substantially all of the raw materials we require are purchased from outside sources. The prices of raw materials and fuel-related costs have increased significantly due to market conditions and inflationary pressures, the duration and and extent of which is difficult to predict. The fact that we source a significant amount of raw materials means that several months of raw materials and work in process are moving through our supply chain at any point in time. We are sourcing the majority of our new luxury vinyl flooring and wood product lines from overseas. We are not able to predict whether commodity costs will significantly increase or decrease in the future. If commodity costs continue to increase in the future and we are not able to reduce or eliminate the effect of the cost increases by reducing production costs or implementing price increases, our profit margins could decrease. If commodity costs decline, we may experience pressures from customers to reduce our selling prices. The timing of any price reductions and decreases in commodity costs may not align. As a result, our margins could be affected.

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

Table of Contents    30

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

Regulatory efforts to monitor political, social, and environmental conditions in foreign countries that produce products or components of products purchased by the Company will necessarily add complexity and cost to the Company’s products and processes and may reduce the availability of certain products. Regulatory efforts to prevent or reduce the risk that certain flooring products or elements of such products are produced in regions where forced or involuntary labor are known or believed to occur will result in increased cost to the Company as it attempts to ensure that none of its products or components of its products are produced in such regions. Such increased cost may make the Company’s products less competitive.

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
Table of Contents    31

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

The Company is a manufacturer and distributor of flooring products which require processes and materials that necessarily utilize substantial amounts of carbon-based energy and accordingly involve the emission of “greenhouse gasses.” Regulatory monitoring, reporting and, more generally, efforts to eliminate or substantially reduce “greenhouse gasses” will necessarily add complexity and cost to the Company’s products and processes decreasing profitability and consumer demand. Additionally, consumer preferences may be affected by publicly announced issues related to “greenhouse gasses” which may negatively affect demand for the Company’s products. There can be no assurance that the Company can cost effectively respond to any such regulatory efforts or that demand for the Company’s products can be sustained under such pressures.

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

Table of Contents    32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

The following table provides information regarding our repurchases of our Common Stock Shares during the three months ended June 25, 2022:

Fiscal Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs (1)
April 30, 2022	—	$—	—
May 28, 2022	—	—	—
June 25, 2022	—	—	—
Three Months Ended June 25, 2022	—	$—	—	$—
(1) The Company had no active programs to repurchase shares from the market.

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

THE DIXIE GROUP, INC.
(Registrant)

Date: August 8, 2022	By: /s/ Allen L. Danzey
Allen L. Danzey Vice President and Chief Financial Officer

Table of Contents    34