Form 10-Q
period 2022-09-24
DIXIE GROUP INC
filed 2022-11-03
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 24, 2022
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of November 2, 2022
Common Stock, $3 Par Value	14,801,671 shares
Class B Common Stock, $3 Par Value	1,129,158 shares
Class C Common Stock, $3 Par Value	0 shares

Table of Contents    1

THE DIXIE GROUP, INC.

Table of Contents    2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(amounts in thousands, except share data)

	September 24, 2022	December 25, 2021
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$961	$1,471
Receivables, net	31,744	40,291
Inventories, net	93,901	82,739
Prepaids and other current assets	11,331	9,925
Current assets of discontinued operations	718	5,991
TOTAL CURRENT ASSETS	138,655	140,417

PROPERTY, PLANT AND EQUIPMENT, NET	46,685	48,658
OPERATING LEASE RIGHT-OF-USE ASSETS	21,298	22,534
OTHER ASSETS	17,740	21,138
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	1,755	2,752
TOTAL ASSETS	$226,133	$235,499

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$19,448	$16,748
Accrued expenses	22,870	26,214
Current portion of long-term debt	1,570	3,361
Current portion of operating lease liabilities	2,758	2,528
Current liabilities of discontinued operations	2,327	5,362
TOTAL CURRENT LIABILITIES	48,973	54,213

LONG-TERM DEBT, NET	92,001	73,701
OPERATING LEASE LIABILITIES	19,497	20,692
OTHER LONG-TERM LIABILITIES	11,852	16,030
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	3,559	4,488
TOTAL LIABILITIES	175,882	169,124

COMMITMENTS AND CONTINGENCIES (See Note 17)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 14,953,834 shares for 2022 and 14,792,647 shares for 2021	44,862	44,378
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 1,129,158 shares for 2022 and 1,004,975 shares for 2021	3,387	3,015
Additional paid-in capital	157,132	157,658
Accumulated deficit	(155,330)	(138,706)
Accumulated other comprehensive income	200	30
TOTAL STOCKHOLDERS' EQUITY	50,251	66,375
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$226,133	$235,499

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    3

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
NET SALES	$71,762	$89,294	$233,034	$252,022
Cost of sales	59,225	64,365	189,266	187,657
GROSS PROFIT	12,537	24,929	43,768	64,365

Selling and administrative expenses	18,606	18,132	54,875	50,828
Other operating (income) expense, net	113	(131)	258	(96)
Facility consolidation and severance expenses, net	968	88	968	183
OPERATING INCOME (LOSS)	(7,150)	6,840	(12,333)	13,450

Interest expense	1,302	1,179	3,498	3,750
Other (income) expense, net	(2)	2	(3)	1
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(8,450)	5,659	(15,828)	9,699
Income tax provision (benefit)	(78)	62	(94)	597
INCOME (LOSS) FROM CONTINUING OPERATIONS	(8,372)	5,597	(15,734)	9,102
Income (loss) from discontinued operations, net of tax	(408)	836	(890)	(1,348)
NET INCOME (LOSS)	$(8,780)	$6,433	$(16,624)	$7,754

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.55)	$0.35	$(1.04)	$0.58
Discontinued operations	(0.03)	0.05	(0.05)	(0.09)
Net income (loss)	$(0.58)	$0.40	$(1.09)	$0.49

BASIC SHARES OUTSTANDING	15,226	15,123	15,196	15,109

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.55)	$0.35	$(1.04)	$0.58
Discontinued operations	(0.03)	0.05	(0.05)	(0.09)
Net income (loss)	$(0.58)	$0.40	$(1.09)	$0.49

DILUTED SHARES OUTSTANDING	15,226	15,253	15,196	15,239

DIVIDENDS PER SHARE:
Common Stock	$—	$—	$—	$—
Class B Common Stock	—	—	—	—

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    4

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
NET INCOME (LOSS)	$(8,780)	$6,433	$(16,624)	$7,754

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on interest rate swaps	—	(3)	—	40
Income taxes	—	—	—	—
Unrealized gain (loss) on interest rate swaps, net	—	(3)	—	40

Reclassification of (gain) loss into earnings from interest rate swaps (1)	—	169	(7)	611
Income taxes	—	47	(2)	174
Reclassification of (gain) loss into earnings from interest rate swaps, net	—	122	(5)	437

Reclassification of unrealized loss into earnings from dedesignated interest rate swaps (2)	—	—	210	—
Income taxes	—	—	33	—
Reclassification of unrealized loss into earnings from dedesignated interest rate swaps, net	—	—	177	—

Reclassification of net actuarial gain into earnings from postretirement benefit plans (2)	—	(6)	(2)	(18)
Income taxes	—	—	—	—
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	—	(6)	(2)	(18)

TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	—	113	170	459

COMPREHENSIVE INCOME (LOSS)	$(8,780)	$6,546	$(16,454)	$8,213

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

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Nine Months Ended
	September 24, 2022	September 25, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$(15,734)	$9,102
Loss from discontinued operations	(890)	(1,348)
Net income (loss)	(16,624)	7,754

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,057	6,884
Benefit for deferred income taxes	(125)	(174)
Net gain on property, plant and equipment disposals	(40)	—
Stock-based compensation expense	559	339
Bad debt expense	39	414
Changes in operating assets and liabilities:
Receivables	8,508	(9,482)
Inventories	(11,162)	(15,294)
Prepaids and other current assets	(1,406)	2,904
Accounts payable and accrued expenses	(1,216)	12,454
Other operating assets and liabilities	800	(2,546)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(13,720)	4,601
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	1,416	(2,766)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment and divestiture	40	18,450
Purchase of property, plant and equipment	(3,961)	(3,310)
Cash paid for investment in joint venture	(1,000)	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(4,921)	15,140
NET CASH PROVIDED BY INVESTING ACTIVITIES - DISCONTINUED OPERATIONS	1	538

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	13,884	(11,637)
Borrowings on notes payable - buildings	11,000	—
Payments on notes payable - buildings and other term loans	(5,798)	(449)
Payments on notes payable - equipment and other	(1,607)	(3,493)
Payments on finance leases	(881)	(2,290)
Change in outstanding checks in excess of cash	572	(250)
Repurchases of Common Stock	(229)	(69)
Payments for debt issuance costs	(227)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	16,714	(18,188)

DECREASE IN CASH AND CASH EQUIVALENTS	(510)	(675)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,471	1,920
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$961	$1,245

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,027	$1,885
Interest paid for financing leases	973	1,136
Income taxes paid, net of tax refunds	55	80
Right-of-use assets obtained in exchange for new operating lease liabilities	911	—
Escrowed funds from sale of Commercial business	—	2,050

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    6

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(amounts in thousands, except share data)

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 25, 2021	$44,378	$3,015	$157,658	$(138,706)	$30	$66,375
Repurchases of Common Stock - 35,160 shares	(105)	—	10	—	—	(95)
Restricted stock grants issued - 284,954 shares	580	274	(854)	—	—	—
Restricted stock grants forfeited - 2,000 shares	(6)	—	6	—	—	—
Stock-based compensation expense	—	—	154	—	—	154
Net loss	—	—	—	(3,357)	—	(3,357)
Other comprehensive income	—	—	—	—	170	170
Balance at March 26, 2022	$44,847	$3,289	$156,974	$(142,063)	$200	$63,247
Restricted stock grants issued - 142,957 shares	331	98	(429)	—	—	—
Stock-based compensation expense	—	—	197	—	—	197
Net loss	—	—	—	(4,487)	—	(4,487)
Balance at June 25, 2022	$45,178	$3,387	$156,742	$(146,550)	$200	$58,957
Repurchases of Common Stock - 105,381 shares	(316)	—	183	—	—	(133)
Stock-based compensation expense	—	—	207	—	—	207
Net loss	—	—	—	(8,780)	—	(8,780)
Balance at September 24, 2022	$44,862	$3,387	$157,132	$(155,330)	$200	$50,251

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 26, 2020	$43,672	$2,641	$158,329	$(140,321)	$(530)	$63,791
Repurchases of Common Stock - 17,359 shares	(52)	—	(4)	—	—	(56)
Restricted stock grants issued - 347,680 shares	669	374	(1,043)	—	—	—
Restricted stock grants forfeited - 7,477 shares	(22)	—	18	—	—	(4)
Stock-based compensation expense	—	—	75	—	—	75
Net loss	—	—	—	(2,028)	—	(2,028)
Other comprehensive income	—	—	—	—	189	189
Balance at March 27, 2021	$44,267	$3,015	$157,375	$(142,349)	$(341)	$61,967
Common Stock issued under Directors' Stock Plan - 40,000	120	—	(120)	—	—	—
Stock-based compensation expense	—	—	129	—	—	129
Net income	—	—	—	3,349	—	3,349
Other comprehensive income	—	—	—	—	157	157
Balance at June 26, 2021	$44,387	$3,015	$157,384	$(139,000)	$(184)	$65,602
Repurchases of Common Stock - 2,970 shares	(9)	—	(3)	—	—	(12)
Stock-based compensation expense	—	—	139	—	—	139
Net income	—	—	—	6,433	—	6,433
Other comprehensive income	—	—	—	—	113	113
Balance at September 25, 2021	$44,378	$3,015	$157,520	$(132,568)	$(71)	$72,274
See accompanying notes to the consolidated condensed financial statements.

Table of Contents    7

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements which do not include all the information and notes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Dixie Group, Inc.'s and its wholly-owned subsidiaries (the "Company") 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 25, 2021. Operating results for the three and nine month periods ended September 24, 2022 are not necessarily indicative of the results that may be expected for the entire 2022 year.

Based on applicable accounting standards, the Company has determined that it has one reportable segment, Floorcovering.
On September 13, 2021, the Company acting by and through its wholly owned operating subsidiary, TDG Operations, LLC, sold its Atlas|Masland commercial business (the “Commercial Business”). We have classified the related assets and liabilities associated with our Commercial Business as held for discontinued operations in our consolidated balance sheet. The results of our Commercial Business have been presented as discontinued operations in our consolidated statement of operations for all periods presented as the sale represents a shift in our business that has a major effect on our operations and financial results. Prior to the consummation of the sale, the Company was neither actively marketing the business for sale nor had intentions to abandon the Commercial Business and as a result did not present the results as assets held for sale or discontinued operations in prior filings. Interest expense and general and administrative expenses were not allocated to discontinued operations. Our consolidated financial statements and disclosures as of and for three and nine month periods ended September 25, 2021 have been adjusted to reflect such discontinued operations classifications. See Note 21 for further detail of the Company’s discontinued operations reporting.

Unless specifically noted otherwise, footnote disclosures reflect the results of continuing operations only. The results of discontinued operations are presented in Note 21.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue by end-user markets for the three and nine month periods ended September 24, 2022 and September 25, 2021:

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Residential floorcovering products, continuing operations	$70,125	$88,551	$227,610	$249,939
Commercial floorcovering products, discontinued operations	710	15,065	7,622	43,470
Other services, continuing operations	1,637	743	5,424	2,083
Total net sales, continuing and discontinued operations	$72,472	$104,359	$240,656	$295,492

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

The activity in the advanced deposits for the three and nine month periods ended September 24, 2022 and September 25, 2021 is as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Beginning contract liability	$1,122	$1,213	$1,285	$1,005
Revenue recognized from contract liabilities included in the beginning balance	(797)	(920)	(1,096)	(912)
Increases due to cash received, net of amounts recognized in revenue during the period	760	1,081	896	1,281
Ending contract liability	$1,085	$1,374	$1,085	$1,374
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

NOTE 4 - RECEIVABLES, NET

Receivables are summarized as follows:

	September 24, 2022	December 25, 2021
Customers, trade	$28,269	$37,148
Other receivables	3,578	3,251
Gross receivables	31,847	40,399
Less: allowance for doubtful accounts	(103)	(108)
Receivables, net	$31,744	$40,291

Bad debt expense was a credit of $(18) for the three months ended September 24, 2022 and $(4) for the three months ended September 25, 2021. Bad debt expense was $39 for the nine months ended September 24, 2022 and $414 for the nine months ended September 25, 2021.

NOTE 5 - INVENTORIES, NET

Inventories are summarized as follows:

	September 24, 2022	December 25, 2021
Raw materials	$34,504	$35,337
Work-in-process	16,895	15,186
Finished goods	71,198	62,592
Supplies and other	111	122
LIFO reserve	(28,807)	(30,498)
Inventories, net	$93,901	$82,739

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	September 24, 2022	December 25, 2021
Land and improvements	$3,422	$3,422
Buildings and improvements	51,484	51,430
Machinery and equipment	160,467	158,248
Assets under construction	1,665	811
	217,038	213,911
Accumulated depreciation	(170,353)	(165,253)
Property, plant and equipment, net	$46,685	$48,658

Depreciation of property, plant and equipment, including amounts for finance leases, totaled $1,959 and $5,933 in the three and nine months ended September 24, 2022, respectively, and $2,061 and $6,753 in the three and nine months ended September 25, 2021, respectively.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	September 24, 2022	December 25, 2021
Compensation and benefits	$6,505	$10,703
Provision for customer rebates, claims and allowances	7,041	7,562
Advanced customer deposits	1,085	1,285
Outstanding checks in excess of cash	3,725	3,153
Other	4,514	3,511
Accrued expenses	$22,870	$26,214

NOTE 8 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	September 24, 2022	December 25, 2021
Revolving credit facility	$47,042	$33,158
Term loans	24,620	24,781
Notes payable - buildings	10,846	5,484
Notes payable - equipment and other	—	1,607
Finance lease - buildings	10,685	10,873
Finance lease obligations	2,221	2,913
Deferred financing costs, net	(1,843)	(1,754)
Total debt	93,571	77,062
Less: current portion of long-term debt	1,570	3,361
Long-term debt	$92,001	$73,701

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

At the Company's election, advances of the revolving credit facility bear interest at annual rates equal to either (a) LIBOR for 1, 2, or 3 month periods, as defined with a floor of 0.75% or published LIBOR, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate plus an applicable margin ranging between 0.50% and 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. As of September 24, 2022, the applicable margin on the Company's revolving credit facility was 1.75%. The Company pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.25% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 4.87% at September 24, 2022 and 3.00% at December 25, 2021.

The agreement is subject to customary terms and conditions and annual administrative fees with pricing varying on excess availability and a fixed charge coverage ratio. The agreement is also subject to certain compliance, affirmative, and financial covenants. As of the reporting date, the Company is in compliance with all such applicable financial covenants or has obtained an appropriate waiver for such applicable financial covenants. The Company is only subject to the financial covenants if borrowing availability is less than $9,375, which is equal to 12.5% of the total loan availability of $75,000, and remains until the availability is greater than 12.5% for thirty consecutive days. As of September 24, 2022, the unused borrowing availability under the revolving credit facility was $23,749.

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

Notes Payable - Equipment and Other

As of September 24, 2022, the Company had no balance due on equipment financing notes. The Company's equipment financing notes had terms of up to 7 years, bore interest ranging from 2.54% to 3.09% and were due in monthly installments through their maturity dates. The Company's equipment financing notes were secured by the specific equipment financed and did not contain any financial covenants.

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

NOTE 9 - LEASES
Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	September 24, 2022	December 25, 2021
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$21,298	$22,534

Current portion of operating lease liabilities	Current portion of operating lease liabilities	2,758	2,528
Noncurrent portion of operating lease liabilities	Operating lease liabilities	19,497	20,692
Total operating lease liabilities		$22,255	$23,220

Finance Leases:
Finance lease right-of-use assets (1)	Property, plant, and equipment, net	$5,418	$10,111

Current portion of finance lease liabilities (1)	Current portion of long-term debt	946	1,104
Noncurrent portion of finance lease liabilities (1)	Long-term debt	11,960	12,683
		$12,906	$13,787
(1) Includes leases classified as failed sale-leaseback transactions.

Lease cost recognized in the consolidated condensed financial statements is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Operating lease cost	$926	$1,074	$3,122	$3,624

Finance lease cost:
Amortization of lease assets (1)	205	633	703	1,898
Interest on lease liabilities (1)	316	366	973	1,136
Total finance lease costs (1)	$521	$999	$1,676	$3,034

(1) Includes leases classified as failed sale-leaseback transactions.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Other supplemental information related to leases is summarized as follows:

	September 24, 2022	September 25, 2021
Weighted average remaining lease term (in years):
Operating leases	6.85	7.66
Finance leases (1)	13.7	13.38

Weighted average discount rate:
Operating leases	6.39%	6.79%
Finance leases (1)	9.65%	9.63%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,940	3,610
Operating cash flows from finance leases (1)	973	1,136
Financing cash flows from finance leases (1)	881	2,290
(1) Includes leases classified as failed sale-leaseback transactions.

The following table summarizes the Company's future minimum lease payments under non-cancellable contractual obligations for operating and financing liabilities as of September 24, 2022:

Fiscal Year	Operating Leases	Finance Leases
2022	1,032	532
2023	4,072	3,409
2024	3,999	1,045
2025	3,915	1,053
2026	3,707	1,066
Thereafter	11,003	13,919
Total future minimum lease payments (undiscounted)	27,728	21,024
Less: Present value discount	5,473	8,118
Total lease liability	22,255	12,906

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Condensed Balance Sheets as of September 24, 2022 and December 25, 2021:

	September 24, 2022	December 25, 2021	Fair Value Hierarchy Level
Liabilities:
Interest rate swaps (1)	$—	$210	Level 2

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

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	September 24, 2022		December 25, 2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$961	$961	$1,471	$1,471
Financial liabilities:
Long-term debt, including current portion	80,665	73,644	63,275	61,721
Finance leases, including current portion	12,906	12,622	13,787	16,389
Interest rate swaps	—	—	210	210

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

As of September 24, 2022, the Company had no interest rate swaps outstanding. The following is a summary of the Company's interest rate swap outstanding as of December 25, 2021:

Type	Notional Amount	Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$5,796	November 7, 2014 through November 7, 2024	4.500%	1 Month LIBOR

The following table summarizes the fair values of derivative instruments included in the Company's consolidated condensed financial statements:

	Location on Consolidated Balance Sheets	Fair Value
		September 24, 2022	December 25, 2021
Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued expenses	$—	$110
Interest rate swaps, long-term portion	Other long-term liabilities	—	100
Total Liability Derivatives		$—	$210

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following tables summarize the pre-tax impact of derivative instruments on the Company's consolidated condensed financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$—	$(3)	$—	$40

	Amount of Gain (Loss) Reclassified from AOCIL on the effective portion into Earnings (1)(2)
	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$—	$33	$(7)	$102
	Amount of Gain or (Loss) Recognized on the Dedesignated Portion in Income on Derivative (3)
	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Derivatives dedesignated as hedging instruments:
Cash flow hedges - interest rate swaps	$—	$136	$210	$509

(1)The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's consolidated condensed financial statements.
(2)The amount of loss expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to September 24, 2022 is $0.
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

NOTE 12 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers approximately 90% of the Company's current associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $94 and $501 for the three months ended September 24, 2022 and September 25, 2021, respectively and expense amounts of $189 and $920 for the nine months ended September 24, 2022 and September 25, 2021, respectively.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers associates at one facility who are under a collective-bargaining agreement. The number of associates under the plan represents approximately 10% of the Company's total current associates. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $14 and $21 for the three months ended September 24, 2022 and September 25, 2021, respectively and $60 and $63 for the nine months ended September 24, 2022 and September 25, 2021, respectively.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations owed to participants under this plan were $11,719 at September 24, 2022 and $15,794 at December 25, 2021 and are included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies was $13,007 at September 24, 2022 and $16,608 at December 25, 2021 and is included in other assets in the Company's Consolidated Condensed Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. Expenses related to the multi-employer pension plan were $38 and $64 for the three months ended September 24, 2022 and September 25, 2021, respectively and $141 and $166 for the nine months ended September 24, 2022 and September 25, 2021, respectively. If the Company were to withdraw from the multi-employer plan, a withdrawal liability would be due, the amount of which would be determined by the plan. The withdrawal liability, as determined by the plan, would be a function of contribution rates, fund status, discount rates and various other factors at the time of any such withdrawal.

NOTE 13 - INCOME TAXES
TE 13 - INCOME TAXES
The benefit rate for the nine months ending September 24, 2022 was 0.59% compared with an expense rate of 6.15% for the nine months ending September 25, 2021. Because the Company maintains a full valuation allowance against its deferred income tax balances, the Company is only able to recognize refundable credits, a small amount of state taxes, and a benefit for the recognition of stranded tax effects within other comprehensive income (loss) related to the termination of certain derivative contracts in the tax benefit for the first nine months of 2022. The Company is in a net deferred tax liability position of $91 at September 24, 2022 and December 25, 2021, respectively, which is included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $515 and $494 at September 24, 2022 and December 25, 2021, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of September 24, 2022 and December 25, 2021.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Basic earnings (loss) per share:
Income (Loss) from continuing operations	$(8,372)	$5,597	$(15,734)	$9,102
Less: Allocation of earnings to participating securities	—	(240)	—	(341)
Income (Loss) from continuing operations available to common shareholders - basic	$(8,372)	$5,357	$(15,734)	$8,761
Basic weighted-average shares outstanding (1)	15,226	15,123	15,196	15,109
Basic earnings income (loss) per share - continuing operations	$(0.55)	$0.35	$(1.04)	$0.58

Diluted earnings income (loss) per share:
Income (Loss) from continuing operations available to common shareholders - basic	$(8,372)	$5,357	$(15,734)	$8,761
Add: Undistributed earnings reallocated to unvested shareholders	—	2	—	2
Income (loss) from continuing operations available to common shareholders - basic	$(8,372)	$5,359	$(15,734)	$8,763
Basic weighted-average shares outstanding (1)	15,226	15,123	15,196	15,109
Effect of dilutive securities:
Stock options (2)	—	—	—	—
Directors' stock performance units (2)	—	130	—	130
Diluted weighted-average shares outstanding (1)(2)	15,226	15,253	15,196	15,239
Diluted earnings income (loss) per share - continuing operations	$(0.55)	$0.35	$(1.04)	$0.58

(1)Includes Common and Class B Common shares, excluding unvested participating securities of 944 thousand as of September 24, 2022 and 671 thousand as of September 25, 2021.
(2)Shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded to the extent they are anti-dilutive. There were 130 and 177 aggregate shares excluded for the three months ended September 24, 2022 and September 25, 2021, respectively and 130 and 177 for the nine months ended September 24, 2022 and September 25, 2021, respectively.

Repurchases of Common Stock

On August 3, 2022, the Company's Board of Directors approved the repurchase of up to $3,000 of the Company's common stock. A portion of such purchases would be under a plan pursuant to Rule 10b-5-1 of the Securities and Exchange Act ("Plan"). As of September 24, 2022, the Company had repurchased 105,381 shares under the Plan at a cost of $134.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 15 - STOCK-BASED COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Condensed Statements of Operations. The Company's stock compensation expense was $207 and $139 for the three months ended September 24, 2022 and September 25, 2021, respectively. The Company's stock compensation expense was $559 and $339 for the nine months ended September 24, 2022 and September 25, 2021, respectively.

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

On May 5, 2022, the Company issued 40,000 shares of restricted stock to the external members of the board of directors. The grant-date fair value of the awards was $107, or $2.67 per share, and is expected to be recognized as stock compensation expense over a weighted-average period of 1.0 year from the date the awards were granted. Each award is subject to a continued service condition. The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

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

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 25, 2021	$(172)	$202	$30
Reclassification of loss into earnings from interest rate swaps, net of tax of $2	(5)	—	(5)
Reclassification of unrealized loss into earnings from dedesignated interest rate swaps, net of tax of $33	177	—	177
Reclassification of net actuarial gain into earnings from postretirement benefit plans	—	(2)	(2)
Balance at September 24, 2022	$—	$200	$200

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

Legal Proceedings

The Company has been sued, together with approximately 90 other defendants, in a lawsuit styled: Brenda E. Bostian, individually and as representative of the Estate of Hoyle Steven Bostian, deceased, case number 2021-CP-40-04877 South Carolina Court of Common Please, fifth Judicial Circuit- Richland County (Columbia SC), alleging that indirect exposure to asbestos at a plant in North Carolina contributed to the wrongful death of Mr. Bostian. The complaint alleges that Mr. Hoyle Bostian’s father worked at a facility in North Carolina where he was exposed to asbestos and that Mr. Bostian’s exposure indirectly caused Mr. Bostian (the decedent) to be exposed to asbestos. The plaintiff’s “secondary” exposure allegedly occurred in the 1950s - prior to the Company’s 1987 acquisition of China Grove Cotton Mills, the company that owned the facility. No damage amount has been alleged. The Company has denied liability and is vigorously defending the matter. The trial date for the case has been rescheduled to February 20, 2023.

NOTE 18 - OTHER (INCOME) EXPENSE, NET

Other operating (income) expense, net is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Other operating (income) expense, net:
Gain on property, plant and equipment disposals	$(30)	$—	$(40)	$—
Loss on currency exchanges	34	119	120	110
Retirement expense	105	21	451	168
Miscellaneous (income) expense	4	(271)	(273)	(374)
Other operating (income) expense, net	$113	$(131)	$258	$(96)

NOTE 19 - FACILITY CONSOLIDATION AND SEVERANCE EXPENSES, NET

2022 Consolidation of East Coast Manufacturing Plan

During the three months ended September 24, 2022, the Company implemented a plan to consolidate its East Coast manufacturing in order to reduce its manufacturing costs. Under this plan, the Company will consolidate its East Coast tufting operations into one plant in North Georgia, convert a portion of the Atmore, Alabama facility from carpet manufacturing to luxury vinyl tile manufacturing and relocate the distribution of luxury vinyl flooring from its Saraland, Alabama facility to its Atmore, Alabama facility. On August 11, 2022, the Company entered into a joint venture to manufacture luxury vinyl tile (See Note 20). A portion of the Company's Atmore, Alabama facility will be leased to the joint venture for luxury vinyl floor manufacturing. Costs for the plan will include machinery and equipment relocation, inventory relocation, staff reductions and unabsorbed fixed costs during conversion of the Atmore facility.
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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Costs related to the facility consolidation plans are summarized as follows:

					As of September 24, 2022
	Accrued Balance at December 25, 2021	2022 Expenses To Date (1)	2022 Cash Payments	Accrued Balance at September 24, 2022	Total Costs Incurred To Date	Total Expected Costs
Consolidation of East Coast Manufacturing Plan	$—	$968	$968	$—	$968	$3,000
Profit Improvement Plan	—	—	—	—	10,525	10,525
COVID-19 Continuity Plan	78	—	78	—	2,533	2,533
Total All Plans	$78	$968	$1,046	$—	$14,026	$16,058

Asset Impairments	$—	$—	$—	$—	$3,323	$3,323

	Accrued Balance at December 26, 2020	2021 Expenses To Date (1)	2021 Cash Payments	Accrued Balance at September 25, 2021
Profit Improvement Plan	$104	$277	$351	$30
COVID-19 Continuity Plan	454	2	366	90
Totals	$558	$279	$717	$120

Asset Impairments	$—	$—	$—	$—

(1) Costs incurred under these plans are classified as "facility consolidation and severance expenses, net" in the Company's Consolidated
Condensed Statements of Operations.

NOTE 20 - INVESTMENT IN JOINT VENTURE

On August 11, 2022, TruCor LLC, a Georgia limited liability company (“TruCor”), a wholly-owned subsidiary of TDG Operations, LLC, a Georgia limited liability company, which is a wholly-owned subsidiary of the Company, entered into a Joint Venture Agreement (the “JVA”) with Alabama Manufacturing Investment LLC, a Delaware limited liability company (“AMI”), pursuant to which the two companies agreed to form and become the two members of Rigid Core Manufacturing LLC, a Delaware limited liability company (the “JV”), for the purpose of manufacturing luxury vinyl tile. Each of TruCor and AMI have agreed to contribute to the JV initial capital in the amount of $6,000, respectively. The capital contributions to the JV will be made in $1,000 installments. The JV will be governed by a board of managers. Each member will appoint two (2) managers of the LLC for a total of four (4) managers. Certain significant actions will be subject to unanimous approval of the managers. Upon an unresolved deadlock between the members, either member may trigger a buy-sell provision in the LLC Agreement. The Company agreed to guarantee the obligations of TruCor provided under the JVA.

Pursuant to the JVA, the following ancillary agreements have been entered into by the parties: (1) TDG Operations, LLC, a Georgia limited liability company (“TDG Operations”), a wholly-owned subsidiary of the Company, entered into that certain Administrative Services and Loaned Employee Agreement with the JV for the provision of certain administrative services at cost plus an allocation of overhead; (2) AMI entered into that certain Technical Services Agreement with the JV for the provision of technical services and the license of certain technical know-how to manufacture luxury vinyl tile products; (3) TDG Operations agreed to use reasonable commercial efforts to enter into a lease with the JV for a portion of the Company's existing Atmore facility in Alabama; and (4) TruCor and AMI entered into that certain Limited Liability Company Operating Agreement (the “LLC Agreement”). TruCor and AMI also each agreed to enter into supply agreements with the JV for the manufacture of certain luxury vinyl tile products, with no minimum obligation to purchase by either member. There were no purchases during the three and nine months ended September 24, 2022. In addition, no lease agreement between TDG Operations and the JV had been entered into as of September 24, 2022.
Table of Contents    20

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. This investment is being accounted for by the equity method of accounting under which the Company’s share of net income (loss) will be recognized as income (loss) in the Company’s Statements of Operations and added to the investment account as the Company has significant influence over the joint venture but does not control its operations. Distributions or dividends received from the investment will be treated as a reduction of the investment account. The initial investment of $1,000 was recorded in Other Assets on the Company's Consolidated Condensed Balance Sheet. There was no net income (loss) reported in the Company's Statement of Operations for the quarter ended September 24, 2022.

NOTE 21 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Workers' compensation costs from former textile operations	$(30)	$(33)	$(31)	$(101)
Environmental remediation costs from former textile operations	(51)	(27)	(41)	(81)
Commercial business operations	(327)	2,394	(818)	(254)
Income (loss) from discontinued operations, before taxes	$(408)	$2,334	$(890)	$(436)
Income tax expense	—	1,498	—	912
Income (loss) from discontinued operations, net of tax	$(408)	$836	$(890)	$(1,348)

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

Environmental remediation costs from former textile operations
Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $1,904 as of September 24, 2022 and $1,913 as of December 25, 2021. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from the Company's estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

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
At closing, $2,100 of the proceeds were withheld and deposited in escrow to cover any claims arising with respect to the Commercial business for which the Company may be liable. The $2,100 was agreed to be released to the Company (net of claims paid, if any) in two installments with 50% of the escrow paid in 90 days from closing and the remaining amount paid 18 months from the closing date. The Company has received payment of the first installment and the remaining unpaid portion of $1,025 is recognized within current assets. As of September 24, 2022, the Company has not recognized amounts for potential indemnification settlements as those amounts cannot be reasonably estimated.

In order to release liens on certain fixed assets included in the Asset Purchase Agreement, the Company placed $2,100 in cash collateral in an account with the lender (Greater Nevada Credit Union). The remaining proceeds were applied to the Company's debt with its senior credit facility (Fifth Third Bank).

The Company reclassified the following assets and liabilities for discontinued operations in the accompanying consolidated balance sheets:

	As of
	September 24, 2022	December 25, 2021
Current Assets of Discontinued Operations:
Receivables, net	$372	$3,406
Inventories, net	338	1,927
Prepaid expenses	8	658
Current Assets Held for Discontinued Operations	718	5,991

Long Term Assets of Discontinued Operations:
Property, plant and equipment, net	273	292
Operating lease right of use assets	119	242
Other assets	1,363	2,218
Long Term Assets Held for Discontinued Operations	1,755	2,752

Current Liabilities of Discontinued Operations:
Accounts payable	130	2,133
Accrued expenses	2,078	3,062
Current portion of operating lease liabilities	119	167
Current Liabilities Held for Discontinued Operations	2,327	5,362

Long Term Liabilities of Discontinued Operations
Operating lease liabilities	—	75
Other long term liabilities	3,559	4,413
Long Term Liabilities Held for Discontinued Operations	$3,559	$4,488

For the three and nine months ended September 24, 2022 and September 25, 2021, the Company reclassified the following operations of the Commercial business included in discontinued operations in the accompanying consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021

Net sales	$710	$15,065	$7,622	$43,470
Cost of sales	929	12,086	7,247	34,679
Gross profit	(219)	2,979	375	8,791

Selling and administrative expenses	107	3,245	1,244	11,705
Other operating (income) expense	1	—	(51)	—
Discontinued loss, related to the divestiture of the Commercial business	(327)	(266)	(818)	(2,914)
Gain on sale of business	—	(2,660)	—	(2,660)
Income (loss) from discontinued Commercial operations before taxes	(327)	2,394	(818)	(254)

NOTE 22 - RELATED PARTY TRANSACTIONS

The Company purchases a portion of its product needs from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of the Company. An affiliate of Mr. Shaw holds approximately 7.5% of the Company's Common Stock, which represents approximately 3.0% of the total vote of all classes of the Company's Common Stock. Engineered Floors is one of several suppliers of such materials to the Company. Total purchases from Engineered Floors during the three and nine months ended September 24, 2022 were approximately $3 and $917, respectively; or approximately 0.0% and 0.5%, respectively, of the Company's cost of goods sold. Total purchases from Engineered Floors during the three and nine months ended September 25, 2021 were approximately $1,258 and $3,159, respectively; or approximately 2.0% and 1.7%, respectively, of the Company's cost of goods sold. Purchases from Engineered Floors are based on market value negotiated prices. The Company has no contractual commitments with Mr. Shaw associated with its business relationship with Engineered Floors. Transactions with Engineered Floors are reviewed annually by the Company's board of directors.

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

Table of Contents    22

RESULTS OF OPERATIONS

The following tables provide information derived from our Unaudited Condensed Consolidated Financial Statements for the periods indicated. Percentages used are expressed as a percent of net sales. The discussion that follows each table should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements as well as our 2021 Annual Report on Form 10-K for the year ended December 25, 2021.
Three Months Ended September 24, 2022 Compared with the Three Months Ended September 25, 2021

Net Sales from Continuing Operations

($ in thousands)	2022	2021	Inc./(Dec.)	Inc./(Dec.)
Net Sales	71,762	89,294	(17,532)	(19.6)%

For the third quarter of 2022, our net sales from continuing operations decreased 19.6% compared with the third quarter of 2021. In the second quarter of 2022, a flooring reset, reflecting a change in strategy to a focus on lower price point products, by one of our largest retail customers prevented us from participating. The year over year loss in net sales related to this account for the comparative periods was $7.9 million. Our sales were also negatively impacted by delayed introductions of new products in 2022 due to a change in raw material providers and supply chain issues. An additional decrease in sales was due to lower customer demand partially attributable to much lower year over year sales of existing homes in the United States market driven by higher interest rates.

	Three Months Ended
	September 24,	September 25,
	2022	2021
Net Sales	100.0%	100.0%
Cost of Sales	82.5%	72.1%
Gross Profit	17.5%	27.9%
Selling and Administrative Expenses	25.9%	20.3%
Other Operating (Income) Expenses, Net	0.2%	(0.1)%
Facility Consolidation and Severance Expenses, Net	1.3%	0.1%
Operating Income (Loss)	(9.9)%	7.6%

Gross Profit

Gross profit as a percentage of net sales was 17.5% in the third quarter of 2022 compared with 27.9% in the third quarter of 2021. The lower gross profit percentage in 2022 was primarily driven by increases in raw material costs. The decision, in the fourth quarter of 2021, by our primary raw material provider, Invista, to exit the business had a significant negative impact on our gross margins. We have identified other suppliers and have implemented our strategy to diversify our fiber providers and bring our costs to a more favorable position. In addition, throughout 2021 and into the first half of 2022 raw materials costs with our other suppliers increased due to inflationary pressures, supply constraints and increased incoming freight costs on imported goods.

Selling and Administrative Expenses

Selling and administrative expenses were $18.6 million, or 25.9% of net sales, in the third quarter of 2022 compared with $18.1 million, or 20.3% of net sales, in the year earlier period. The higher costs in the third quarter of 2022 as compared to the third quarter of 2021 were primarily due to higher investment in product offerings through product development and samples and marketing, these expenses being escalated by increases in raw material costs. Administrative areas incurred increased expenses primarily related to professional fees focused on improving systems and controls in the finance and information systems areas.

Table of Contents    23

Other Operating (Income) Expense, Net

Net other operating expense, was $113 thousand in the third quarter of 2022 compared with net other operating income of $131 thousand in the third quarter of 2021. The differences between the two quarters compared related to changes in currency exchange rates and fair market value adjustments related to our non qualified retirement plan.

Facility Consolidation and Severance Expenses, Net

Facility consolidation and severance expenses in the third quarter of 2022 were $968 thousand compared with expense of $88 thousand in the third quarter of 2021. The expenses in the third quarter of 2022 related to our restructuring plan for our facility in Atmore, Alabama. The Atmore facility is being repurposed as a manufacturing plant for luxury vinyl flooring as per our announced joint venture agreement. The expenses in the third quarter of 2021 were comprised of costs related to our COVID-19 Continuity Plan.

Operating Income (Loss)

We reported an operating loss of $7.2 million in the third quarter of 2022 compared with an operating income of $6.8 million in the third quarter of 2021. Lower sales, higher raw material costs and increased product sample expense had a significant unfavorable impact on our results in the third quarter of 2022.

Interest Expense

Interest expense increased $123 thousand in the third quarter of 2022 compared with the third quarter of 2021. The increase is primarily the result of increased borrowing on our senior credit line and rising interest rates on our variable rate debt. Interest expense in 2021 included the recognition of $136 thousand in deferred expenses related to a derivative that was terminated in the fourth quarter of 2020.

Income Tax Provision (Benefit)

We recorded an income tax benefit from continuing operations of $78 thousand in the third quarter of 2022 compared to an income tax provision of $62 thousand in the third quarter of 2021.

The benefit rate for the three months ending September 24, 2022 was 0.91% compared with a tax rate of 1.10% for the three months ending September 25, 2021. Because the Company maintains a full valuation allowance against its deferred tax balances, the Company is only able to recognize refundable credits and a small amount of state taxes in the tax provision for the three months ended September 24, 2022. The Company is in a net deferred tax liability position of $91 at September 24, 2022 and December 25, 2021, respectively, which is included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $515 thousand and $494 thousand at September 24, 2022 and December 25, 2021, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of September 24, 2022 and December 25, 2021.

Net Income (Loss)

Continuing operations reflected a loss of $8.4 million, or $(0.55) per diluted share, in the third quarter of 2022 compared with an income of $5.6 million, or $0.35 per diluted share, in the same period in 2021.

Discontinued operations includes the financial results related to the Commercial Business. In the third quarter of 2021, the Company divested the commercial business. The revenue, margin and selling expenses for the Commercial Business have been moved to discontinued operations. The loss from discontinued operations was $408 thousand in the third quarter of 2022 compared to an income of $836 thousand in the third quarter of 2021. See Note 21 to the consolidated financial statements for additional details related to discontinued operations.

Table of Contents    24

Nine Months Ended September 24, 2022 Compared with the Nine Months Ended September 25, 2021

Net Sales from Continuing Operations

($ in thousands)	2022	2021	Inc./(Dec.)	Inc./(Dec.)
Net Sales	233,034	252,022	(18,988)	(7.5)%

For the first nine months of 2022, our net sales from continuing operations decreased 7.5% compared with the first nine months of 2021. Strong demand in the first half of the year was offset by lower demand in the third quarter and a loss of sales with a major retailer in the second quarter of 2022. In the second quarter of 2022, a flooring reset, reflecting a change in strategy to a focus on lower price point products, by one of our largest retail customers prevented us from participating. The year over year loss in net sales related to this account for the comparative nine month period was $15.7 million. Our sales were also negatively impacted by delayed introductions of new products in 2022 due to a change in raw material providers and supply chain issues. An additional decrease in sales due to lower customer demand partially attributable to declining year over year sales of existing homes in the United States market driven by higher interest rates.

	Nine Months Ended
	September 24,	September 25,
	2022	2021
Net Sales	100.0%	100.0%
Cost of Sales	81.2%	74.5%
Gross Profit	18.8%	25.5%
Selling and Administrative Expenses	23.5%	20.2%
Other Operating (Income) Expenses, Net	0.1%	—%
Facility Consolidation and Severance Expenses, Net	0.4%	0.1%
Operating Income (Loss)	(5.2)%	5.2%

Gross Profit

Gross profit as a percentage of net sales was 18.8% in the first nine months of 2022 compared with 25.5% in the first nine months of 2021. The lower gross profit percentage in 2022 was primarily driven by increases in raw material costs. The decision, in the fourth quarter of 2021, by our primary raw material provider, Invista, to exit the business had a significant negative impact on our gross margins. We have identified other suppliers and we are implementing our strategy to diversify our fiber providers and bring our costs to a more favorable position. In addition, throughout 2021 and into the first half of 2022 raw materials costs with our other suppliers increased due to inflationary pressures and increased incoming freight costs on imported goods.

Selling and Administrative Expenses

Selling and administrative expenses were $54.9 million, or 23.5% of net sales, in the nine months ended September 24, 2022 compared with $50.8 million, or 20.2% of net sales, in the year earlier period. The higher costs in the first nine months of 2022 as compared to the first nine months of 2021 were primarily due to higher investment in product offerings through product development and samples and marketing, these expenses being escalated by increases in raw material costs. Administrative areas incurred increased expenses primarily related to professional fees focused on improving systems and controls in the finance and information systems areas.

Other Operating (Income) Expense, Net

Net other operating expense, was $258 thousand for the first nine months of 2022 compared with net other operating income of $96 thousand in the same period of 2021. The differences between the two periods compared primarily related to fair market value adjustments related to our non qualified retirement plan and also included the impact of changes in currency exchange rates.
Table of Contents    25

Facility Consolidation and Severance Expenses, Net

Expenses for facility consolidations in the first nine months of 2022 were $968 thousand compared with expense of $183 thousand in the same period of 2021. The expenses in 2022 related to our restructuring plan for our facility in Atmore, Alabama. The Atmore facility is being repurposed as a manufacturing plant for luxury vinyl flooring as per our announced joint venture agreement. The expenses in 2021 were comprised of costs related to our COVID-19 Continuity Plan.

Operating Income (Loss)

We reported an operating loss of $12.3 million for the nine months ended September 24, 2022 compared with an operating income of $13.5 million in the nine months ended September 25, 2021. Higher raw material costs and lower sales volume in 2022 have had a significant unfavorable impact on our results for the year.

Interest Expense

Interest expense decreased $252 thousand in the first nine months of 2022 compared with the comparative period of 2021. Interest expense in 2021 included the recognition of $451 thousand in deferred expenses related to a derivative that was terminated in the fourth quarter of 2020.

Income Tax Provision (Benefit)

We recorded an income tax benefit from continuing operations of $94 thousand in the nine month period ended September 24, 2022 compared to income tax expense of $597 thousand in the comparative period of 2021.

The benefit rate for the nine months ending September 24, 2022 was 0.59% compared with an expense rate of 6.15% for the nine months ending September 25, 2021. Because the Company maintains a full valuation allowance against its deferred tax balances, the Company is only able to recognize refundable credits, a small amount of state taxes, and a benefit for the recognition of stranded tax effects within other comprehensive income related to the termination of certain derivative contracts in the tax benefit for the nine months ended September 24, 2022. The Company is in a net deferred tax liability position of $91 at September 24, 2022 and December 25, 2021, respectively, which is included in other long-term liabilities in the Company's Consolidated Condensed Balance Sheets.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $515 thousand and $494 thousand at September 24, 2022 and December 25, 2021, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of September 24, 2022 and December 25, 2021.

Net Income (Loss)

Continuing operations reflected a loss of $15.7 million, or $(1.04) per diluted share, for the first nine months of 2022 compared with an income of $9.1 million, or $0.58 per diluted share, in the comparative same period in 2021.

Discontinued operations includes the financial results related to the Commercial Business. In the third quarter of 2021, the Company divested the commercial business. The revenue, margin and selling expenses for the Commercial Business have been moved to discontinued operations. The loss from discontinued operations was $890 in the first nine months of 2022 compared to a loss of $1.3 million in the first nine months of 2021. See Note 21 to the consolidated financial statements for additional details related to discontinued operations.
Table of Contents    26

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 24, 2022, cash used in operating activities in continuing operations was $13.7 million. Decrease in accounts receivable contributed $8.5 million. Inventories increased $11.2 million with higher inventory costs driven by inflationary pressures and inventory purchased for our decorative business which is being introduced in late 2022 and early 2023. Accounts payable and accrued expenses decreased $1.2 million primarily driven by the quarter end timing of payments based on supplier terms and payroll payment dates.
Purchases of capital assets for the nine months September 24, 2022 resulted in a $4.0 million cash out flow to the business primarily for purchase of production equipment. Depreciation and amortization for the nine months ended September 24, 2022 were $6.1 million. We expect capital expenditures to be approximately $5 million in 2022 while depreciation and amortization is expected to be approximately $8.0 million. Planned capital expenditures in 2022 are primarily for new equipment.

During the nine months ended September 24, 2022, cash generated by financing activities was $16.7 million. We had net borrowings on our revolving credit facility of $13.9 million and net borrowings on notes payable and financing leases of $2.5 million which included a new note payable on buildings (see Note 8).

We believe, after having reviewed various financial scenarios, our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements under current operating conditions. We cannot predict, and are unable to know, the long-term impact of the COVID-19 pandemic and the related economic consequences or how these events may affect our future liquidity. Availability under our Senior Secured Revolving Credit Facility on September 24, 2022 was $23.7 million. See Note 8, Long-Term Debt and Credit Arrangements, for additional details regarding our Senior Credit Facility.

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

At September 24, 2022, $38.9 million, or approximately 42% of our total debt, was subject to short-term floating interest rates. A one-hundred basis point fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $346. Included in the $38.9 million, is the amount outstanding for term loans of $24.8 million. Both loans are currently set to bear interest of 5% for five years. Every five years, these rates will be reset to reflect the then current 5-year treasury rate plus a margin. A one-hundred basis point fluctuation in the interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $246. See Note 8 for further discussion of these loans.

Table of Contents    27

Item 4. Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 24, 2022, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
The Company has been sued, together with approximately 90 other defendants, in a lawsuit styled: Brenda E. Bostian, individually and as representative of the Estate of Hoyle Steven Bostian, deceased, case number 2021-CP-40-04877 South Carolina Court of Common Please, fifth Judicial Circuit- Richland County (Columbia SC), alleging that indirect exposure to asbestos at a plant in North Carolina contributed to the wrongful death of Mr. Bostian. The complaint alleges that Mr. Hoyle Bostian’s father worked at a facility in North Carolina where he was exposed to asbestos and that Mr. Bostian’s exposure indirectly caused Mr. Bostian (the decedent) to be exposed to asbestos. The plaintiff’s “secondary” exposure allegedly occurred in the 1950s - prior to the Company’s 1987 acquisition of China Grove Cotton Mills, the company that owned the facility. No damage amount has been alleged. The Company has denied liability and is vigorously defending the matter. The trial date for the case has been rescheduled to February 20, 2023.

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

Table of Contents    29

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

Economic factors, including an economic recession, could have a material adverse effect on demand for our products and on our financial condition and operating results. Uncertainty in the credit markets could affect the availability and cost of credit. Market conditions could impact our ability to obtain financing in the future, including any financing necessary to refinance existing indebtedness. The cost and terms of such financing is uncertain. Continued operating losses could affect our ability to continue to access the credit markets under our current terms and conditions.

If our stock price trades below $1.00 for an extended time, our common stock may be subject to delisting from The NASDAQ Stock Market.

NASDAQ Marketplace Rule 5550(a)(2) requires that, for continued listing on the exchange, we must maintain a minimum bid price of $1 per share. Should the price of our stock close below $1 per share for 30 consecutive business days we will have 180 days to bring the price per share up above $1. If we were unable to stay in compliance with the relevant NASDAQ bid price listing rule, there is a risk that our common stock may be delisted from NASDAQ, which would adversely impact liquidity of our common stock and potentially result in even lower bid process for our common stock.

Our stock price has been and could remain volatile, which could further adversely affect the market price of our stock, our ability to raise additional capital.

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
Table of Contents    30

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

Table of Contents    31

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
Table of Contents    32

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

Table of Contents    33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

The following table provides information regarding our repurchases of our Common Stock Shares during the three months ended September 24, 2022:

Fiscal Month Ending	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs (1)
July 30, 2022	—	$—	—
August 27, 2022	—	—	—
September 24, 2022	105,381	1.27	105,381
Three Months Ended September 24, 2022	105,381	$1.27	105,381	$2,866,389
(1) On August 3, 2022, the Company’s Board of Directors approved the repurchase of up to $3.0 million of the Company’s common stock. A portion of such purchases would be under a plan to be entered into pursuant to Rule 10b-5-1 of the Securities and Exchanges Act (“Plan”). It is intended that purchases under the Plan would be conducted to come within Rule 10b-18 and would be managed by Raymond James & Associates.

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
101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document
Table of Contents    34

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIXIE GROUP, INC.
(Registrant)

Date: November 3, 2022	By: /s/ Allen L. Danzey
Allen L. Danzey Vice President and Chief Financial Officer

Table of Contents    35