Form 10-K
period 2022-12-31
DIXIE GROUP INC
filed 2023-03-08
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________.

Commission File Number 0-2585
The Dixie Group, Inc.
(Exact name of registrant as specified in its charter)

Tennessee		62-0183370
(State or other jurisdiction of incorporation of organization)		(I.R.S. Employer Identification No.)

475 Reed Road, Dalton, GA 30720		(706) 876-5800
(Address of principal executive offices and zip code)		(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $3.00 par value	DXYN	NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:
Title of class
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑     Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant has filed a report on attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 24, 2022 (the last business day of the registrant's most recently completed fiscal second quarter) was $20,505,653. The aggregate market value was computed by reference to the closing price of the Common Stock on such date. In making this calculation, the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding Common Stock, and no other persons, are affiliates. No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of February 24, 2023
Common Stock, $3.00 Par Value	14,453,466	shares
Class B Common Stock, $3.00 Par Value	1,129,158	shares
Class C Common Stock, $3.00 Par Value	—	shares
DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the following document are incorporated by reference:
Proxy Statement of the registrant for annual meeting of shareholders to be held May 2, 2023 (Part III).
Table of Contents    1

THE DIXIE GROUP, INC.

Index to Annual Report
on Form 10-K for
Year Ended December 31, 2022

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

Our business participates in markets for soft floorcoverings, which include broadloom carpet and rugs, and hard surfaces, which include luxury vinyl flooring (LVF) and engineered wood. There has been a significant shift in the flooring marketplace as hard surface products have grown at a rate much faster than soft surface products. We responded to this accelerated shift to hard surface flooring by launching several initiatives in hard surface offerings. We launched TRUCOR™ and TRUCOR Prime™ offering LVF products. In 2022, we experienced significant growth in sales of our TRUCOR™ family of products, including our new TRUCOR Boardwalk collection, and our Fabrica Wood program. In 2022, we introduced our new decorative programs, 1866 by Masland and Decor by Fabrica, which are targeted at high end, luxury soft surface markets including wool broadloom and decorative rugs.

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

Industry

We are a flooring manufacturer in an industry composed of a wide variety of companies from small privately held firms to large multinationals. In 2021, according to the most recent information available, the U.S. floorcovering industry reported $33.6 billion in sales, up approximately 21.7% from the 2020 sales total. In 2021, the primary categories of flooring in the U.S., based on sales dollars, were carpet and rug (39%), luxury vinyl flooring (LVF) (22%), wood (13%), ceramic tile (12%), stone (6%), vinyl (4%), and laminate and other (4%). In 2021, the primary categories of flooring in the U.S., based on square feet, were carpet and rug (45%), luxury vinyl flooring (LVF) (23%), ceramic tile (13%), vinyl (7%), wood (6%), laminate (4%), and stone and other (2%). Each of these categories is influenced by the residential construction, commercial construction, and residential remodeling markets. These markets are influenced by many factors including consumer confidence, spending for durable goods, turnover in housing and the overall strength of the economy.

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

Customer and Product Concentration

As a percentage of our net sales, one customer, a mass merchant, accounted for approximately 3% in 2022 and 9% in 2021 and as a percentage of our customer's trade accounts receivable, accounted for approximately 0% in 2022 and 20% in 2021. No customer was more than 10 percent of our net sales during the periods presented. During 2022, sales to our top ten customers accounted for approximately 8% of our sales and our top 20 customers accounted for approximately 12% of our sales. We do not make a material amount of sales in foreign countries.

We do not have any single class of products that accounts for more than 10% of our sales.

Seasonality

Our sales historically have normally reached their highest level in the second quarter (approximately 26% of our annual sales) and their lowest levels in the first quarter (approximately 23% of our annual sales), with the remaining sales being distributed relatively equally between the third and fourth quarters. Working capital requirements have normally reached their highest levels in the third and fourth quarters of the year.

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

Raw Materials

Our primary raw material is continuous filament yarn. Nylon is the primary yarn we utilize and, to a lesser extent, wool and polyester yarn is used. Additionally, we utilize polypropylene carpet backing, latex, dyes and chemicals, and man-made topical applications in the construction of our products. The volatility of petroleum prices could adversely affect our supply and cost of synthetic fibers. Our synthetic yarns are purchased primarily from domestic fiber suppliers and wool is purchased from a number of international sources. Our other raw materials are purchased primarily from domestic suppliers, although the majority of our luxury vinyl tile is sourced outside the United States. Normally, we pass raw material price increases through to our customers; however, there can be no assurance that cost increases can be passed through to customers and that increases in raw material prices will not have an adverse effect on our profitability. See "Risk Factors” in Item 1A of this report. There are multiple sources of nylon yarn; however, an unanticipated termination or interruption of our supply arrangements could adversely affect our supplies of raw materials and could have a material effect on our operations. See "Risk Factors” in Item 1A of this report.

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

Human Capital Resources

At December 31, 2022, our total employed associates was 1,138 which included 138 employees under separation agreements.

As stated in the Company's Code of Ethics, Company policy is to promote diversity, prohibit discrimination and harassment in the workplace and to provide a safe and healthy workplace for Company associates.

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

Our financial condition and results of operations have been and will likely continue to be adversely impacted by the COVID-19 pandemic and the related downturn in economic conditions.

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

The floorcovering industry, in which we participate, is highly dependent on general economic conditions, such as interest rate levels, consumer confidence and income, corporate and government spending, availability of credit and demand for housing. We derive a majority of our sales from the replacement segment of the market. Therefore, unfavorable economic changes, such as an economic recession, could result in a significant or prolonged decline in spending for remodeling and replacement activities which could have a material adverse effect on our business and results of operations.

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

A significant amount of our recent past sales were generated through a certain mass merchant retailer. A change in strategy by this customer to emphasize products at a lower price point than we currently offer has limited future sales opportunities with this customer. In response to this loss in sales volume and other factors, we implemented our restructuring plan to consolidate our east coast manufacturing operations to better match production demand. If we are unable to maintain volume in line with expected production capacity, any excess capacity in the manufacturing facilities could result in an unfavorable impact on gross margins due to under absorbed fixed costs.

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

Table of Contents    7

If we are not able to maintain a minimum bid price of $1 per share for our common stock, we may be subject to delisting from The NASDAQ Stock Market.

NASDAQ Marketplace Rule 5550(a)(2) requires that, for continued listing on the exchange, we must maintain a minimum bid price of $1 per share. We received notice from NASDAQ on January 30, 2023 that our stock had closed below $1 per share for 30 consecutive business days. If we are not able to regain compliance before July 31, 2023, we may be eligible for an additional 180 days provided we meet other listing requirements. To the extent that we are unable to stay in compliance with the relevant NASDAQ bid price listing rule, there is a risk that our common stock may be delisted from NASDAQ, which would adversely impact liquidity of our common stock and potentially result in even lower bid process for our common stock.

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
We require substantial amounts of raw materials to produce our products, including nylon and polyester yarn, as well as wool yarns, synthetic backing, latex, and dyes. Substantially all of the raw materials we require are purchased from outside sources. The prices of raw materials and fuel-related costs have increased significantly due to market conditions and inflationary pressures, the duration and extent of which is difficult to predict. The fact that we source a significant amount of raw materials means that several months of raw materials and work in process are moving through our supply chain at any point in time. We are sourcing the majority of our new luxury vinyl flooring and wood product lines from overseas. We are not able to predict whether commodity costs will significantly increase or decrease in the future. If commodity costs continue to increase in the future and we are not able to reduce or eliminate the effect of the cost increases by reducing production costs or implementing price increases, our profit margins could decrease. If commodity costs decline, we may experience pressures from customers to reduce our selling prices. The timing of any price reductions and decreases in commodity costs may not align. As a result, our margins could be affected.

Table of Contents    8

Disruption to suppliers of raw materials could have a material adverse effect on us.

Nylon yarn is the principal raw material used in our floorcovering products. One of the leading fiber suppliers within the industry had been the exclusive supplier of certain branded fibers upon which we formerly relied. Access to these branded fibers is no longer available. We have developed and are developing products and product offerings using fiber systems from other fiber suppliers, but there can be no certainty as to the success of our efforts to develop and market such products. Additionally, the supply of all nylon yarn and yarn systems has been negatively impacted by a variety of overall market factors. The cost of nylon yarns has risen significantly and availability of nylon yarns has been restricted. Our efforts to develop alternate sources and to diversify our yarn suppliers has been met with success to date; however, supply constraints may impact our ability to successfully develop products and effectively service our customers. An interruption in the supply of these or other raw materials or sourced products used in our business or in the supply of suitable substitute materials or products would disrupt our operations, which could have a material adverse effect on our business. We continually evaluate our sources of yarn and other raw materials for competitive costs, performance characteristics, brand value, and diversity of supply.

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

Table of Contents    10

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

Item 1B.UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

The following table lists our facilities according to location, type of operation and approximate total floor space as of February 24, 2023:

Location	Type of Operation	Approximate Square Feet
Administrative:
Saraland, AL*	Administrative	29,000
Santa Ana, CA*	Administrative	4,000
Calhoun, GA	Administrative	10,600
Dalton, GA*	Administrative	50,800
	Total Administrative	94,400

Manufacturing and Distribution:
Atmore, AL	Distribution	610,000
Roanoke, AL	Carpet Yarn Processing	204,000
Saraland, AL*	Distribution	384,000
Porterville, CA*	Carpet Yarn Processing	249,000
Santa Ana, CA*	Carpet and Rug Manufacturing, Distribution	200,000
Adairsville, GA	Samples and Rug Manufacturing, Distribution	292,000
Calhoun, GA	Carpet Dyeing & Processing	193,300
Eton, GA	Carpet Manufacturing, Distribution	408,000
Chatsworth, GA*	Samples Warehouse and Distribution	161,400
	Total Manufacturing and Distribution	2,701,700

* Leased properties	TOTAL	2,796,100

In our opinion, our manufacturing facilities are well maintained and our machinery is efficient and competitive. Operations of our facilities generally vary between 120 and 168 hours per week. Substantially all of our owned properties are subject to mortgages, which secure the outstanding borrowings under our senior credit facilities.

Table of Contents    11

Item 3.     LEGAL PROCEEDINGS

We have been sued, together with approximately 90 other defendants, in a lawsuit styled: Brenda E. Bostian, individually and as representative of the Estate of Hoyle Steven Bostian, deceased, case number 2021-CP-40-04877 South Carolina Court of Common Pleas, Fifth Judicial Circuit- Richland County (Columbia SC), alleging that indirect exposure to asbestos at a plant in North Carolina contributed to the wrongful death of Mr. Bostian. The complaint alleges that Mr. Hoyle Bostian’s father worked at a facility in North Carolina where he was exposed to asbestos and that Mr. Bostian’s exposure indirectly caused Mr. Bostian (the decedent) to be exposed to asbestos. The plaintiff’s “secondary” exposure allegedly occurred in the 1950s - prior to our 1987 acquisition of China Grove Cotton Mills, the company that owned the facility. No damage amount has been alleged. We have denied liability and are vigorously defending the matter.

We have been sued together with several other defendants, in a lawsuit styled: James Franklin Davis and Vera C. Davis v. 3M Company, et al., in the court of Common Pleas, Fifth Judicial Circuit, County of Richmond, State of South Carolina (C'/A NO. 2022-CP-40-02381) alleging various health related and economic damages resulting from alleged exposure to asbestos at a plant in North Carolina formerly owned by our Company. No specific amount of damages is claimed. We have denied liability and are vigorously defending the matter.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

Pursuant to instruction G of Form 10-K the following is included as an unnumbered item to PART I.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and offices held by the executive officers of the registrant as of February 24, 2023, are listed below along with their business experience during the past five years.

Name, Age and Position	Business Experience During Past Five Years

Daniel K. Frierson, 81 Chairman of the Board, and Chief Executive Officer, Director	Director since 1973, Chairman of the Board since 1987 and Chief Executive Officer since 1980. He is the Chairman of the Company's Executive Committee. He is past Chairman of The Carpet and Rug Institute.

D. Kennedy Frierson, Jr., 55 Vice President and Chief Operating Officer, Director	Director since 2012 and Vice President and Chief Operating Officer since August 2009. Vice President and President Masland Residential from February 2006 to July 2009. President Masland Residential from December 2005 to January 2006. Executive Vice President and General Manager, Dixie Home, 2003 to 2005. Business Unit Manager, Bretlin, 2002 to 2003.

Allen L. Danzey, 53 Vice President and Chief Financial Officer	Chief Financial Officer since January 2020. Director of Accounting from May 2018 to December 2019. Commercial Division Controller from July 2009 to May 2018. Residential Division Controller and Senior Accountant from February 2005 to July 2009.

Thomas M. Nuckols, Jr., 55 Vice President and President, Dixie Residential	Vice President and President of Dixie Residential since November 2017. Executive Vice President, Dixie Residential from February 2017 to November 2017. Dupont/Invista, from 1989 to 2017, Senior Director of Mill Sales and Product Strategy from 2015 to 2017.

W. Derek Davis, 72 Vice President, Human Resources and Corporate Secretary	Vice President of Human Resources since January 1991 and Corporate Secretary since January 2016. Corporate Employee Relations Director, 1988 to 1991.

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

PART II.

Item 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades on the NASDAQ Global Market under the symbol DXYN. No market exists for our Class B Common Stock.

As of February 24, 2023, the total number of holders of our Common Stock was approximately 3,664 including an estimated 3,000 shareholders who hold our Common Stock in nominee names. The total number of holders of our Class B Common Stock was 10.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Fiscal Month Ending	Total Number of Shares Purchased	(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs	(1)
October 29, 2022	130,718		$1.08	130,718	—
November 26, 2022	161,766		1.05	161,766	—
December 31, 2022	207,884		0.95	207,884	—
Three Fiscal Months Ended December 31, 2022	500,368		$1.02	500,368	$2,358,144

(1) On August 3, 2022, the Company’s Board of Directors approved the repurchase of up to $3.0 million of the Company’s common stock. Purchases, as reported in the table above, were made under a plan pursuant to Rule 10b-5-1 of the Securities and Exchange Act (“10b-5-1 Plan”). Purchases under the 10b-5-1 Plan were conducted to come within Rule 10b-18 and were managed by Raymond James & Associates. The 10b-5-1 Plan ended on December 31, 2022. The board authorization to repurchase shares remains in effect, and the dollar value of shares that may yet be purchased reflects that authorization.

Dividends and Price Range of Common Stock

There is a restriction on the payment of dividends under our revolving credit facility and we have not paid any dividends in the years ended December 31, 2022 and December 25, 2021.

The following table provides the price range of common stock for the four fiscal quarterly periods in the years ended December 31, 2022 and December 25, 2021.

THE DIXIE GROUP, INC.
QUARTERLY PRICE RANGE OF COMMON STOCK

	FISCAL QUARTER
2022	1ST	2ND	3RD	4TH

Common Stock Prices:
High	$6.32	$3.44	$1.83	$1.25
Low	2.69	1.35	1.08	0.75

2021	1ST	2ND	3RD	4TH

Common Stock Prices:
High	$6.00	$3.86	$5.58	$6.98
Low	2.26	2.37	2.55	4.50
Table of Contents    13

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

Set forth below is a line graph comparing the yearly change in the cumulative total shareholder return on our Common Stock against the total return of the Standard & Poor's Small Cap 600 Stock Index, plus both the Dow Jones US Furnishings Index and the Dow Jones US Building Materials & Fixtures Index, in each case for the five year period ended December 31, 2022. The comparison assumes that $100.00 was invested on December 30, 2017, in our Common Stock, the S&P Small Cap 600 Index, and each of the two Peer Groups, and assumes the reinvestment of dividends.

The foregoing shareholder performance presentation shall not be deemed "soliciting material" or to be "filed" with the Commission subject to Regulation 14A, or subject to the liabilities of Section 18 of the Exchange Act.

Item 6.    [RESERVED]

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

Historically, we participated in the upper end specified commercial flooring marketplace through our Atlas | Masland Contract brand. On September 13, 2021, we sold our Commercial business. As a result of the transaction, we have effectively exited the Commercial Business and now focus exclusively on our residential floorcovering markets. The results of our Commercial business activity are included in discontinued operations in the included financial statements.

Table of Contents    14

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2022 Compared with Fiscal Year Ended December 25, 2021

	Fiscal Year Ended (amounts in thousands)
	December 31, 2022	% of Net Sales	December 25, 2021	% of Net Sales	Increase (Decrease)	% Change
Net sales	$303,570	100.0%	$341,247	100.0%	$(37,677)	(11.0)%
Cost of sales	249,946	82.3%	263,992	77.4%	(14,046)	(5.3)%
Gross profit	53,624	17.7%	77,255	22.6%	(23,631)	(30.6)%
Selling and administrative expenses	76,957	25.4%	67,926	19.9%	9,031	13.3%
Other operating (income) expense, net	239	0.1%	(927)	(0.3)%	1,166	(125.8)%
Facility consolidation and severance expenses, net	4,584	1.5%	255	0.1%	4,329	1,697.6%
Operating income (loss)	(28,156)	(9.3)%	10,001	2.9%	(38,157)	(381.5)%
Interest expense	5,340	1.8%	4,742	1.4%	598	12.6%
Other expense, net	6	—%	1	—%	5	500.0%
Income (loss) from continuing operations before taxes	(33,502)	(11.1)%	5,258	1.5%	(38,760)	(737.2)%
Income tax provision (benefit)	(87)	—%	105	—%	(192)	(182.9)%
Income (loss) from continuing operations	(33,415)	(11.1)%	5,153	1.5%	(38,568)	(748.5)%
Loss from discontinued operations, net of tax	(1,664)	(0.5)%	(3,537)	(1.0)%	1,873	(53.0)%
Net income (loss)	$(35,079)	(11.6)%	$1,616	0.5%	$(36,695)	(2,270.7)%

Net Sales. Net sales for the year ended December 31, 2022 were $303.6 million compared with $341.2 in the year-earlier period, a decrease of 11.0% for the year-over-year comparison. The decrease in net sales in 2022 was primarily the result of the loss of sales through our largest mass merchant customer after the first quarter and lower demand in the second half of the year.

Gross Profit. Gross profit, as a percentage of net sales, decreased 4.9 percentage points in 2022 compared with 2021. In the fourth quarter of 2021, the Company's primary supplier of raw materials for its nylon broadloom products announced an abrupt exit from the business and imposed exorbitantly high price increases on the Company at levels that we were unable to pass on to our customers. The Company completed its conversion to new lower cost raw materials from multiple suppliers in the first part of the third quarter of 2022, but gross profit margins were negatively impacted throughout 2022 as we processed through the higher cost inventory produced in prior periods.

In addition, our gross profit margins in 2022 were negatively impacted by extreme increases in the cost of ocean freight for our imported inventory. Costs for import containers reached levels multiple times the average cost in 2021. The rapid pace and high level of the increases prevented us from being able to pass along all of the costs through our pricing to customers. These rates had returned to lower, more expected levels by the end of 2022.

Inflationary pressure also negatively impacted our gross profit margins in 2022. The costs of our raw materials increased through the first half of 2022 before we started to see some relief in the later part of the year.

Selling and Administrative Expenses. Selling and administrative expenses were $77.0 million in 2022 compared with $67.9 million in 2021. Selling and administrative expenses as a percent of the net sales for 2022 and 2021 were 25.4% and 19.9% respectively. Higher investment in samples to support the introduction of our new decorative line of business drove much of the cost increase. The new decorative products were not available to customers until the fourth quarter of 2022 which limited the return on the investment in 2022.

Other Operating (Income) Expense, Net. Net other operating expense was $239 thousand in 2022 compared with an income of $927 thousand in 2021. In 2022, the expense was primarily the result of loss on impairment of assets and retirement expenses net of additional insurance proceeds related to a claim at our Roanoke, Alabama facility. In 2021, the income was primarily the result of $1.7 million in insurance proceeds related to a claim at our Roanoke, Alabama facility partially offset by $1.1 million in legal expenses.

Facility Consolidation and Severance Expenses, Net. Facility consolidation expenses were $4.6 million in 2022 compared with $0.3 million in 2021. The facility consolidation expenses incurred during 2022 were primarily related to our plan for the consolidation of our east coast manufacturing. Subsequent to the divestiture of our commercial business in the third quarter of 2021, we began consolidating our manufacturing facilities on the east coast to better align our production capacity with our sales volume. The expenses in 2021 were primarily related to residual expense activity from the Profit Improvement Plan.
Table of Contents    15

Operating Income (Loss). The operating loss in 2022 was $28.2 million compared to income of $10.0 million in 2021. The 2022 loss was the result of lower sales volume due to lower demand and the loss of our largest mass merchant customer, higher costs related to our former primary fiber supplier exiting the business, higher freight cost on imported goods, higher material costs as a result of inflation, increased sample costs and high restructuring expenses from our plan to consolidate the east coast manufacturing.

Interest Expense. Interest expense was $5.3 million in 2022 compared with $4.7 million in 2021. The increase is the result of higher interest rates and higher debt incurred in 2022 in order to fund operations.

Income Tax Provision (Benefit). Our effective income tax rate was a benefit of 0.26% in 2022. The benefit relates to federal and state cash taxes paid offset by certain federal and state credits and also includes a benefit for the termination of certain derivative contracts for which there existed stranded tax effects within other comprehensive income. In 2022, we increased our valuation allowance by $8.5 million related to our net deferred tax asset and specific federal and state net operating losses and federal and state tax credit carryforwards.

Our effective income tax rate was a provision of 2.00% in 2021. The provision relates to federal and state cash taxes paid offset by certain federal and state credits and also includes a benefit for the termination of certain derivative contracts for which there existed stranded tax effects within other comprehensive income.

Net Income (Loss). Continuing operations reflected a loss of $33.4 million, or $2.21 per diluted share in 2022, compared with income from continuing operations of $5.2 million, or $0.32 per diluted share in 2021. Our discontinued operations reflected a loss of $1.7 million, or $0.11 per diluted share in 2022 compared with a loss of $3.5 million, or $0.23 per diluted share in 2021. Including discontinued operations, we had a net loss of $35.1 million, or $2.32 per diluted share, in 2022 compared with net income of $1.6 million, or $0.09 per diluted share, in 2021.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2022, cash used in continuing operations was $17.5 million driven by reduction of receivables of $15.2 million, an increase of inventories by $1.0 million and decrease in accounts payable and other accrued expenses of $9.6 million.

Net cash used in investing activities was $4.5 million during the year ended December 31, 2022. This amount was primarily the result of the purchase of property, plant and equipment of $4.6 million.

During the year ended December 31, 2022, cash provided by financing activities was $19.9 million. We had net borrowings of $18.6 million on the revolving credit facility. Borrowings on notes payable, net of payments was $4.8 million and finance leases were reduced by payments of $1.1 million. The balance in amount of checks outstanding in excess of cash at year end 2022 decreased from prior year resulting in a cash outflow of $1.4 million. Repurchases of Common Stock were $0.7 million during 2022.

We believe, after having reviewed various financial scenarios, our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements under current operating conditions. We have specifically considered the impact of continued operating losses on our liquidity position and our ability to comply with financial covenants by our primary lenders. As part of our evaluation, we considered cost reductions that began in 2022 related to our change to lower cost raw materials, decreased freight expense on imported goods and cost reductions implemented under our East Coast Consolidation Plan, as well as plans for the sale and leaseback of existing assets. Availability under the new Senior Secured Revolving Credit Facility on December 31, 2022 was $15.3 million. Significant additional cash expenditures above our normal liquidity requirements, significant deterioration in economic conditions or continued operating losses could affect our business and require supplemental financing or other funding sources. There can be no assurance that the sale leaseback transaction, other such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us. We cannot predict, and are unable to know, the long-term impact of the COVID-19 pandemic and the related economic consequences or how these events may affect our future liquidity.

Debt Facilities

Revolving Credit Facility. On October 30, 2020, we entered into a $75.0 million Senior Secured Revolving Credit Facility with Fifth Third Bank National Association as lender. The loan is secured by a first priority security interest on all accounts receivable, cash, and inventory, and provides for borrowing limited by certain percentages of values of the accounts receivable and inventory. The revolving credit facility matures on October 30, 2025.

We have transitioned our benchmark rate LIBOR to SOFR during fourth quarter of 2022. At our election, advances of the revolving credit facility bear interest at annual rates equal to either (a) SOFR (plus a 0.10% SOFR adjustment) for 1 or 3 month periods, as defined with a floor of 0.75% or published SOFR and previously LIBOR, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate plus an applicable margin ranging between 0.50% and 1.00%. The
Table of Contents    16

applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. The applicable margin can be increased by 0.50% if the fixed charge coverage ratio is below a 1.10 to 1.00 ratio. As of December 31, 2022, the applicable margin on our revolving credit facility was 2.50% for SOFR and 1.50% for Prime due to the fixed charge coverage ratio being below 1.10 to 1.00. We pay an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.25% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 6.81% at December 31, 2022 and 3.00% for December 25, 2021.

The agreement is subject to customary terms and conditions and annual administrative fees with pricing varying on excess availability and a fixed charge coverage ratio. The agreement is also subject to certain compliance, affirmative, and financial covenants. As of the reporting date, we are in compliance with all such applicable financial covenants or have obtained an appropriate waiver for such applicable financial covenants. We are only subject to the financial covenants if borrowing availability is less than $8.9 million, which is equal to 12.5% of the lesser of the total loan availability of $75.0 million or total collateral available, and remains until the availability is greater than 12.5% for thirty consecutive days. As of December 31, 2022, the unused borrowing availability under the revolving credit facility was $15.3 million.

Term Loans. Effective October 28, 2020, we entered into a $10.0 million principal amount USDA Guaranteed term loan with AmeriState Bank as lender. The term of the loan is 25 years and bears interest at a minimum 5.00% rate or 4.00% above 5-year treasury, to be reset every 5 years at 3.5% above 5-year treasury. The loan is secured by a first mortgage on our Atmore, Alabama and Roanoke, Alabama facilities. The loan requires certain compliance, affirmative, and financial covenants and, as of the reporting date, we are in compliance with or have received waivers for all such financial covenants.

Effective October 29, 2020, we entered into a $15.0 million principal amount USDA Guaranteed term loan with the Greater Nevada Credit Union as lender. The term of the loan is 10 years and bears interest at a minimum 5.00% rate or 4.00% above 5-year treasury, to be reset after 5 years at 3.5% above 5-year treasury. Payments on the loan are interest only over the first three years and principal and interest over the remaining seven years. The loan is secured by a first lien on a substantial portion of our machinery and equipment, a certificate of deposit and a second lien on our Atmore and Roanoke facilities. The loan requires certain compliance, affirmative, and financial covenants and, as of the reporting date, we are in compliance with or have received waivers for all such financial covenants.

Notes Payable - Buildings. On March 16, 2022, we entered into a twenty-year $11.0 million note payable to refinance our existing note payable on our distribution center in Adairsville, Georgia (the "Property"). The note payable bears interest at a fixed annual rate of 3.81%. The note is secured by the Property and a guarantee of the Company. Concurrent with the closing of this note, we paid off existing loans secured by the Property in the amount of $5,456 and terminated an existing interest rate swap agreement.

Notes Payable - Equipment and Other. Our equipment and other financing notes have terms up to 1 year, bear interest ranging from 3.99% to 4.75% and are due in monthly installments through their maturity dates. Our equipment and other notes do not contain any financial covenants.

Finance Lease - Buildings. On January 14, 2019, we entered into a purchase and sale agreement (the “Purchase and Sale Agreement”) with Saraland Industrial, LLC, an Alabama limited liability company (the “Purchaser”). Pursuant to the terms of the Purchase and Sale Agreement, we sold our Saraland facility, and approximately 17.12 acres of surrounding property located in Saraland, Alabama (the “Property”) to the Purchaser for a purchase price of $11.5 million. Concurrent with the sale of the Property, we and the Purchaser entered into a twenty-year lease agreement (the “Lease Agreement”), whereby we leased back the Property at an annual rental rate of $977 thousand, subject to annual rent increases of 1.25%. Under the Lease Agreement, we have two (2) consecutive options to extend the term of the Lease by ten years for each such option. This transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded 90% of its fair value. We recorded a liability for the amounts received, continued to depreciate the asset, and imputed an interest rate so that the net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term.

Finance Lease Obligations. Our finance lease obligations are due in monthly installments through their maturity dates. Our finance lease obligations are secured by the specific equipment leased. (See Note 10 to our Consolidated Financial Statements).

Stock-Based Awards

We recognize compensation expense related to share-based stock awards based on the fair value of the equity instrument over the period of vesting for the individual stock awards that were granted. At December 31, 2022, the total unrecognized compensation expense related to unvested restricted stock awards was $1.8 million with a weighted-average vesting period of 6.0 years.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at December 31, 2022 or December 25, 2021.

Table of Contents    17

Income Tax Considerations

For the year ended December 31, 2022, we increased our valuation allowances by $8.5 million related to our net deferred tax asset and specific federal and state net operating losses and federal and state credit carryforwards.

During 2023 and 2024, we do not anticipate any cash outlays for income taxes to exceed $100 thousand. This is due to our tax loss carryforwards and tax credit carryforwards that will be used to partially offset taxable income. At December 31, 2022, we were in a net deferred tax liability position of $91 thousand, which was included in other long-term liabilities in our Consolidated Balance Sheets.

Discontinued Operations - Environmental Contingencies

We have reserves for environmental obligations established at four previously owned sites that were associated with our discontinued textile businesses. We have a reserve of $2.2 million for environmental liabilities at these sites as of December 31, 2022. The liability established represents our best estimate of loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from our estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

Fair Value of Financial Instruments

At December 31, 2022, we had no assets or liabilities measured at fair value that fall under a level 3 classification in the hierarchy (those subject to significant management judgment or estimation).

Certain Related Party Transactions

We purchase a portion of our product needs in the form of fiber, yarn and carpet from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of our Company. An affiliate of Mr. Shaw holds approximately 7.8% of our Common Stock, which represents approximately 3.0% of the total vote of all classes of our Common Stock. Engineered Floors is one of several suppliers of such materials to us. Total purchases from Engineered Floors for 2022 and 2021 were approximately $917 thousand and $3.9 million, respectively; or approximately 0.4% and 1.4% of our cost of sales in 2022 and 2021, respectively. Purchases from Engineered Floors are based on market value, negotiated prices. We have no contractual commitments with Mr. Shaw associated with our business relationship with Engineered Floors. Transactions with Engineered Floors are reviewed annually by our board of directors.

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

Table of Contents    18

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

•Income taxes. Our effective tax rate is based on income, statutory tax rates and tax planning opportunities available in the jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in a future period. We evaluate the recoverability of these future tax benefits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely on estimates, including business forecasts and other projections of financial results over an extended period of time. In the event that we are not able to realize all or a portion of our deferred tax assets in the future, a valuation allowance is provided. We recognize such amounts through a charge to income in the period in which that determination is made or when tax law changes are enacted. We had valuation allowances of $21.3 million at December 31, 2022 and $12.9 million at December 25, 2021. At December 31, 2022, we were in a net deferred tax liability position of $91 thousand. For further information regarding our valuation allowances, see Note 14 to the Consolidated Financial Statements.

•Loss contingencies. We routinely assess our exposure related to legal matters, environmental matters, product liabilities or any other claims against our assets that may arise in the normal course of business. If we determine that it is probable a loss has been incurred, the amount of the loss, or an amount within the range of loss, that can be reasonably estimated will be recorded.

Table of Contents    19

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands)

Our earnings, cash flows and financial position are exposed to market risks relating to interest rates, among other factors. It is our policy to minimize our exposure to adverse changes in interest rates and manage interest rate risks inherent in funding our Company with debt. We address this financial exposure through a risk management program that includes maintaining a mix of fixed and floating rate debt and the occasional use of interest rate swap agreements (See Note 12 to the Consolidated Financial Statements).

At December 31, 2022, $76,341, or approximately 76% of our total debt, was subject to floating interest rates. A one-hundred basis point fluctuation in the variable interest rates applicable to this floating rate debt would have an annual pre-tax impact of approximately $763. Included in the $76,341, is the amount outstanding for term loans of $24,547. Both loans are currently set to bear interest of 5% for five years. Every five years, these rates will be reset to reflect the then current 5-year treasury rate plus a margin. A one-hundred basis point fluctuation in the interest rates applicable to the term loans debt would have an annual pre-tax impact of approximately $245. See Note 9 for further discussion of these loans.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary financial information required by ITEM 302 of Regulation S-K is included in PART II, ITEM 5 of this report and the Financial Statements are included in a separate section of this report.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2022, the date of the financial statements included in this Form 10-K (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Our management report on internal control over financial reporting is contained in Item 15(a)(1) of this report.

Item 9B.OTHER INFORMATION

None.
Table of Contents    20

PART III.

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The section entitled "Information about Nominees for Director" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 2, 2023 is incorporated herein by reference. Information regarding the executive officers of the registrant is presented in PART I of this report.

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

Audit Committee

We have a standing audit committee.  At December 31, 2022, members of our audit committee are Michael L. Owens, Chairman, William F. Blue, Jr., Charles E. Brock, Lowry F. Kline, and Hilda S. Murray.

Item 11.EXECUTIVE COMPENSATION

The sections entitled "Compensation Discussion and Analysis", "Executive Compensation Information" and "Director Compensation" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 2, 2023 are incorporated herein by reference.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled "Principal Shareholders", as well as the beneficial ownership table (and accompanying notes), in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 2, 2023 are incorporated herein by reference.

Equity Compensation Plan Information as of December 31, 2022

The following table sets forth information as to our equity compensation plans as of the end of the 2022 fiscal year:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of the outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans approved by security holders	130,320	(1)	$4.34	(2)	1,307,051	(3)

(1)Consists of 130,320 Performance Units issued under the 2016 Incentive Compensation Plan, each unit being equivalent to one share of Common Stock. Does not include shares of Common Stock issued but not vested pursuant to outstanding restricted stock awards.
(2)Includes the aggregate weighted-average of the price per share of the Common Stock on the grant date for each of 130,320 Performance Units issued under the 2016 Incentive Compensation Plan (each unit equivalent to one share of Common Stock).
(3)Includes 47,051 shares remaining to be issued under the 2016 Incentive Compensation Plan and 1,260,000 shares remaining to be issued under the Omnibus Equity Incentive Plan.

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled "Certain Transactions Between the Company and Directors and Officers" and "Independent Directors" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 2, 2023 are incorporated herein by reference.

Table of Contents    21

Item 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled "Audit Fees Discussion" in the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held May 2, 2023 is incorporated herein by reference. The independent registered public accounting firm is FORVIS, LLP (PCAOB Firm ID No. 686) located in Atlanta, Georgia.

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

(c)Financial Statement Schedules - The response to this portion of Item 15 is submitted as a separate section of this report. See Item 15(a)(2).

Item 16. FORM 10-K SUMMARY

None.

Table of Contents    22

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2023	The Dixie Group, Inc.

/s/ DANIEL K. FRIERSON
By: Daniel K. Frierson
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DANIEL K. FRIERSON	Chairman of the Board, Director and Chief Executive Officer	March 8, 2023
Daniel K. Frierson

/s/ ALLEN L. DANZEY	Vice President, Chief Financial Officer	March 8, 2023
Allen L. Danzey

/s/ D. KENNEDY FRIERSON, JR.	Vice President, Chief Operating Officer and Director	March 8, 2023
D. Kennedy Frierson, Jr.

/s/ WILLIAM F. BLUE, JR.	Director	March 8, 2023
William F. Blue, Jr.

/s/ CHARLES E. BROCK	Director	March 8, 2023
Charles E. Brock

/s/ LOWRY F. KLINE	Director	March 8, 2023
Lowry F. Kline

/s/ HILDA S. MURRAY	Director	March 8, 2023
Hilda S. Murray

/s/ MICHAEL L. OWENS	Director	March 8, 2023
Michael L. Owens

Table of Contents    23

ANNUAL REPORT ON FORM 10-K

ITEM 8 AND ITEM 15(a)(1) AND ITEM 15(a)(2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULES

YEAR ENDED DECEMBER 31, 2022

THE DIXIE GROUP, INC.

DALTON, GEORGIA

Table of Contents    24

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
Table of Contents    25

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

Management, including our principal executive officer and principal financial officer, has used the criteria set forth in the report entitled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to evaluate the effectiveness of its internal control over financial reporting. Management has concluded that its internal control over financial reporting was effective as of December 31, 2022, based on those criteria.

/s/ Daniel K. Frierson
Chairman of the Board and
Chief Executive Officer

/s/ Allen L. Danzey
Chief Financial Officer

Table of Contents    26

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee of
The Dixie Group, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Dixie Group, Inc. (the “Company”) as of December 31, 2022 and December 25, 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes and schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 25, 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter – LIFO Reserve
As disclosed in Notes 1 and 5 to the consolidated financial statements, the Company recognizes its inventory using the last-in, first-out (“LIFO”) method, which requires a reserve to adjust the historical cost carrying value of inventory to the lower of LIFO or market. As of December 31, 2022, the LIFO reserve was approximately $25,622,000. There is inherent complexity in the accounting for the LIFO reserve including complex calculations based on inventory pools, changes in those pools, and lower of cost or market adjustments.

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

/s/ FORVIS, LLP (Formerly Dixon Hughes Goodman LLP

We have served as the Company's auditor since 2013.
Atlanta, GA
March 8, 2023

Table of Contents    27

THE DIXIE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31, 2022	December 25, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$363	$1,471
Receivables, net	25,009	40,291
Inventories, net	83,699	82,739
Prepaid expenses	10,167	9,925
Current assets of discontinued operations	641	5,991
TOTAL CURRENT ASSETS	119,879	140,417

PROPERTY, PLANT AND EQUIPMENT, NET	44,916	48,658
OPERATING LEASE RIGHT-OF-USE ASSETS	20,617	22,534
OTHER ASSETS	15,982	21,138
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	1,552	2,752
TOTAL ASSETS	$202,946	$235,499

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$14,205	$16,748
Accrued expenses	17,667	26,214
Current portion of long-term debt	4,573	3,361
Current portion of operating lease liabilities	2,774	2,528
Current liabilities of discontinued operations	2,447	5,362
TOTAL CURRENT LIABILITIES	41,666	54,213

LONG-TERM DEBT, NET	94,725	73,701
OPERATING LEASE LIABILITIES	18,802	20,692
OTHER LONG-TERM LIABILITIES	12,480	16,030
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	3,759	4,488
TOTAL LIABILITIES	171,432	169,124

COMMITMENTS AND CONTINGENCIES (See Note 18)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 14,453,466 shares for 2022 and 14,792,647 shares for 2021	43,360	44,378
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 1,129,158 shares for 2022 and 1,004,975 shares for 2021	3,388	3,015
Additional paid-in capital	158,331	157,657
Accumulated deficit	(173,784)	(138,705)
Accumulated other comprehensive income	219	30
TOTAL STOCKHOLDERS' EQUITY	31,514	66,375
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$202,946	$235,499

See accompanying notes to the consolidated financial statements.
Table of Contents    28

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended
	December 31, 2022	December 25, 2021
NET SALES	$303,570	$341,247
Cost of sales	249,946	263,992
GROSS PROFIT	53,624	77,255

Selling and administrative expenses	76,957	67,926
Other operating (income) expense, net	239	(927)
Facility consolidation and severance expenses, net	4,584	255
OPERATING INCOME (LOSS)	(28,156)	10,001

Interest expense	5,340	4,742
Other expense, net	6	1
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	(33,502)	5,258
Income tax provision (benefit)	(87)	105
INCOME (LOSS) FROM CONTINUING OPERATIONS	(33,415)	5,153
Loss from discontinued operations, net of tax	(1,664)	(3,537)
NET INCOME (LOSS)	$(35,079)	$1,616

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(2.21)	$0.33
Discontinued operations	(0.11)	(0.23)
Net income (loss)	$(2.32)	$0.10

BASIC SHARES OUTSTANDING	15,121	15,114

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(2.21)	$0.32
Discontinued operations	(0.11)	(0.23)
Net income (loss)	$(2.32)	$0.09

DILUTED SHARES OUTSTANDING	15,121	15,250

DIVIDENDS PER SHARE:
Common Stock	$—	$—
Class B Common Stock	—	—

See accompanying notes to the consolidated financial statements.
Table of Contents    29

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	Year Ended
	December 31, 2022	December 25, 2021
NET INCOME (LOSS)	$(35,079)	$1,616

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain on interest rate swaps	—	94
Income taxes	—	—
Unrealized gain on interest rate swaps, net	—	94

Reclassification of (gain) loss into earnings from interest rate swaps (1)	(7)	135
Income taxes	(2)	—
Reclassification of (gain) loss into earnings from interest rate swaps, net	(5)	135

Amortization of unrealized loss on dedesignated interest rate swaps (1)	210	511
Income taxes	33	174
Amortization of unrealized loss on dedesignated interest rate swaps, net	177	337

Unrecognized net actuarial gain on postretirement benefit plans	39	18
Income taxes	—	—
Unrecognized net actuarial gain on postretirement benefit plans, net	39	18

Reclassification of net actuarial gain into earnings from postretirement benefit plans (2)	(22)	(24)
Income taxes	—	—
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(22)	(24)

TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	189	560

COMPREHENSIVE INCOME (LOSS)	$(34,890)	$2,176

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

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended
	December 31, 2022	December 25, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$(33,415)	$5,153
Loss from discontinued operations	(1,664)	(3,537)
Net income (loss)	(35,079)	1,616

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,624	8,474
Benefit for deferred income taxes	(31)	(69)
Net loss on property, plant and equipment disposals	1,003	210
Stock-based compensation expense	766	477
Bad debt expense	62	451
Changes in operating assets and liabilities:
Receivables	15,223	(7,840)
Inventories	(960)	(14,838)
Prepaid and other current assets	(242)	(1,946)
Accounts payable and accrued expenses	(9,647)	7,314
Other operating assets and liabilities	2,121	(4,025)
NET CASH USED IN OPERATING ACTIVITIES	(17,496)	(6,639)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	817	(8,770)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	88	19,475
Purchase of property, plant and equipment	(4,579)	(4,376)
Investment in joint venture, net of capital distributions	(50)	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(4,541)	15,099
NET CASH PROVIDED BY INVESTING ACTIVITIES - DISCONTINUED OPERATIONS	240	141

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	18,636	4,806
Borrowings on notes payable - buildings and other term loans	11,000	—
Payments on notes payable - buildings and other term loans	(5,965)	(606)
Borrowings on notes payable - equipment and other	1,657	1,565
Payments on notes payable - equipment and other	(1,922)	(3,883)
Payments on finance leases	(1,127)	(3,152)
Change in outstanding checks in excess of cash	(1,443)	1,059
Repurchases of Common Stock	(737)	(69)
Payments for debt issuance costs	(227)	—
NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	19,872	(280)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,108)	(449)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,471	1,920
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$363	$1,471

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3,409	$3,141
Interest paid for financing leases	1,344	1,483
Income taxes paid, net of refunds	6	982
Right-of-use assets obtained in exchange for new operating lease	911	4,922
Escrow funds retained by seller in divestiture	—	1,025
Receivable on sale of equipment	350	—
See accompanying notes to the consolidated financial statements.
Table of Contents    31

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands, except share data)

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 26, 2020	$43,672	$2,641	$158,329	$(140,321)	$(530)	$63,791
Repurchases of Common Stock - 20,329 shares	(61)	—	(8)	—	—	(69)
Restricted stock grants issued - 387,680 shares	789	374	(1,163)	—	—	—
Restricted stock grants forfeited - 7,477 shares	(22)	—	18	—	—	(4)
Class B converted into Common Stock- 2,635 shares	—	—	—	—	—	—
Stock-based compensation expense	—	—	481	—	—	481
Net income	—	—	—	1,616	—	1,616
Other comprehensive income	—	—	—	—	560	560
Balance at December 25, 2021	$44,378	$3,015	$157,657	$(138,705)	$30	$66,375
Repurchases of Common Stock - 640,909 shares	(1,923)	—	1,186	—	—	(737)
Restricted stock grants issued - 427,911 shares	911	373	(1,284)	—	—	—
Restricted stock grants forfeited - 2,000 shares	(6)	—	6	—	—	—
Stock-based compensation expense	—	—	766	—	—	766
Net loss	—	—	—	(35,079)	—	(35,079)
Other comprehensive income	—	—	—	—	189	189
Balance at December 31, 2022	$43,360	$3,388	$158,331	$(173,784)	$219	$31,514

See accompanying notes to the consolidated financial statements.

Table of Contents    32

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

On September 13, 2021, the Company acting by and through its wholly owned operating subsidiary, TDG Operations, LLC, sold its Atlas|Masland commercial business (the “Commercial Business”). As a result of entering into a definitive agreement, the Company has classified the related assets and liabilities associated with its Commercial Business as held for discontinued operations in the Consolidated Balance Sheet. The results of the Commercial Business have been presented as discontinued operations in the Consolidated Statement of Operations for all periods presented as the sale represented a shift in the Company's business that had a major effect on its operations and financial results. Interest expense and general and administrative expenses were not allocated to discontinued operations. See Note 22 for further detail of the Company’s discontinued operations reporting.

Based on applicable accounting standards, the Company has determined that it has one reportable segment, Floorcovering. Prior to the sale of the Commercial Business, the Company had two operating segments, Residential and Commercial that was aggregated into one reportable segment. The Company's Floorcovering products have similar economic characteristics and are similar in all of the following areas: (a) the nature of the products and services; (b) the nature of the production processes; (c) the type or class of customer for their products and services; (d) the methods used to distribute their products or provide their services; and (e) the nature of the regulatory environment.

Unless specifically noted otherwise, footnote disclosures reflect the results of continuing operations only. The results of discontinued operations are presented in Note 22.

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

Fiscal Year

The Company ends its fiscal year on the last Saturday of December. All references herein to "2022" and "2021" mean the fiscal years ended December 31, 2022 and December 25, 2021 respectively. Fiscal year 2022 contained 53 weeks and Fiscal year 2021 contained 52 weeks.

Discontinued Operations

The consolidated financial statements separately report discontinued operations and the results of continuing operations (See Note 22).

Cash and Cash Equivalents

Highly liquid investments with original maturities of three months or less when purchased are reported as cash equivalents.

Market Risk

The Company sells carpet to floorcovering retailers, the interior design, architectural and specifier communities and supplies carpet yarn and carpet dyeing and finishing services to certain manufacturers. The Company's customers are located principally throughout the United States. No customer accounted for more than 10% of net sales in 2022 or 2021, nor did the Company make a significant amount of sales to foreign countries during 2022 or 2021.

Table of Contents    33

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

Credit Risk

The Company grants credit to its customers with defined payment terms, performs ongoing evaluations of the credit worthiness of its customers and generally does not require collateral. Accounts receivable are carried at their outstanding principal amounts, less an anticipated amount for discounts and an allowance for doubtful accounts, which management believes is sufficient to cover potential credit losses based on historical experience and periodic evaluation of the financial condition of the Company's customers. As a percentage of customers trade accounts receivable, one customer accounted for approximately 0% in 2022 and 20% in 2021. Notes receivable are carried at their outstanding principal amounts, less an allowance for doubtful accounts to cover potential credit losses based on the financial condition of borrowers and collateral held by the Company.

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

Derivative Financial Instruments

The Company does not hold speculative financial instruments, nor does it hold or issue financial instruments for trading purposes. The Company used derivative instruments, interest rate swaps, to minimize the effects of interest rate volatility.

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

Advertising Costs

The Company engages in promotional and advertising programs. Expenses relating to these programs are charged to results of operations during the period of the related benefits. These arrangements do not require significant estimates of costs. Costs related to cooperative advertising programs are normally recorded as selling and administrative expenses when the Company can reasonably identify the benefit associated with the program and can reasonably estimate that the fair value of the benefit is equal to or greater than its cost. The amount of advertising and promotion expenses included in selling and administrative expenses was not significant for the years 2022 and 2021.

Warranties

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products for a period of up to two years. The Company accrues for estimated future assurance warranty costs in the period in which the sale is recorded. The costs are included in cost of sales in the Consolidated Statements of Operations and the product warranty reserve is included in accrued expenses in the Consolidated Balance Sheets. The Company calculates its accrual using the portfolio approach based upon historical experience and known trends (See Note 8). The Company does not provide an additional service-type warranty.

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

The Company has operating leases primarily for real estate and equipment used in manufacturing. Operating lease expense is recognized in continuing operations on a straight-line basis over the lease term within cost of sales and selling and administrative expenses. Financing lease expense is comprised of both interest expense, which is recognized using the effective interest method, and amortization of the right-of-use assets. These expenses are presented consistently with the presentation of other interest expense and amortization or depreciation of similar assets. In determining lease asset values, the Company considers fixed and variable payment terms, prepayments, incentives, and options to extend, terminate or purchase. Renewal, termination, or purchase options affect the lease term used for determining lease asset value only if the option is reasonably certain to be exercised. The Company does not recognize a right-of-use asset and lease liability for leases with a term of twelve months or less.

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

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Yet to Be Adopted

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was further amended by additional accounting standards updates issued by the FASB. The new standard replaced the incurred loss impairment methodology for recognizing credit losses with a new methodology that requires recognition of lifetime expected credit losses when a financial asset is originated or purchased, even if the risk of loss is remote. The new methodology (referred to as the current expected credit losses model, or "CECL") applies to most financial assets measured at amortized cost, including trade receivables, and requires consideration of a broader range of reasonable and supportable information to estimate expected credit losses. The Company will adopt the new standard effective January 1, 2023 using a modified retrospective transition approach, with the cumulative impact being immaterial to the financial statements.

Table of Contents    36

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

NOTE 3 - REVENUE

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue from continuing and discontinued operations by end-user markets:

	2022	2021
Residential floorcovering products, continuing operations	$297,195	$337,974
Commercial floorcovering products, discontinued operations	7,790	48,070
Other services, continuing operations	6,375	3,273
Total net sales, continuing and discontinued operations	$311,360	$389,317

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

	2022	2021
Beginning contract liability	$1,285	$1,005
Revenue recognized from contract liabilities included in the beginning balance	(1,104)	(927)
Increases due to cash received, net of amounts recognized in revenue during the period	874	1,207
Ending contract liability	$1,055	$1,285

NOTE 4 - RECEIVABLES, NET

Receivables are summarized as follows:

	2022	2021
Customers, trade	$23,111	$37,148
Other receivables	2,009	3,251
Gross receivables	25,120	40,399
Less: allowance for doubtful accounts	(111)	(108)
Receivables, net	$25,009	$40,291

Bad debt expense was $62 in 2022 and $451 in 2021.

Table of Contents    37

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

NOTE 5 - INVENTORIES, NET

Inventories are summarized as follows:

	2022	2021
Raw materials	$29,209	$35,337
Work-in-process	13,028	15,186
Finished goods	67,018	62,592
Supplies and other	66	122
LIFO reserve	(25,622)	(30,498)
Inventories, net	$83,699	$82,739

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	2022	2021
Land and improvements	$3,417	$3,422
Buildings and improvements	51,132	51,430
Machinery and equipment	155,317	158,248
Assets under construction	1,606	811
	211,472	213,911
Accumulated depreciation	(166,556)	(165,253)
Property, plant and equipment, net	$44,916	$48,658

Depreciation of property, plant and equipment, including amounts for finance leases, totaled $7,412 in 2022 and $8,272 in 2021.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	2022	2021
Compensation and benefits (1)	$5,579	$10,703
Provision for customer rebates, claims and allowances	6,465	7,562
Advanced customer deposits	1,055	1,285
Outstanding checks in excess of cash	1,711	3,153
Other	2,857	3,511
Accrued expenses	$17,667	$26,214

(1)Includes a liability related to the Company's self-insured Workers' Compensation program.  This program is collateralized by letters of credit in the aggregate amount of $3,358. The Company has other letters of credit outstanding totaling $851.

NOTE 8 - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products. Product warranty reserves are included in accrued expenses in the Company's Consolidated Balance Sheets. The following is a summary of the Company's product warranty activity for continuing operations:

	2022	2021
Product warranty reserve at beginning of period	$1,050	$895
Warranty liabilities accrued	597	636
Warranty liabilities settled	(705)	(481)
Product warranty reserve at end of period	$942	$1,050

Table of Contents    38

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

NOTE 9 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	2022	2021
Revolving credit facility	$51,794	$33,158
Term loans	24,547	24,781
Notes payable - buildings	10,752	5,484
Notes payable - equipment and other	1,342	1,607
Finance lease - buildings	10,597	10,873
Finance lease obligations	2,063	2,913
Deferred financing costs, net	(1,797)	(1,754)
Total long-term debt	99,298	77,062
Less: current portion of long-term debt	4,573	3,361
Long-term debt	$94,725	$73,701

Revolving Credit Facility

On October 30, 2020, the Company entered into a $75,000 Senior Secured Revolving Credit Facility with Fifth Third Bank National Association as lender. The loan is secured by a first priority security interest on all accounts receivable, cash, and inventory, and provides for borrowing limited by certain percentages of values of the accounts receivable and inventory. The revolving credit facility matures on October 30, 2025.

The Company has transitioned its benchmark rate LIBOR to SOFR during fourth quarter of 2022. At the Company's election, advances of the revolving credit facility bear interest at annual rates equal to either (a) SOFR (plus a 0.10% SOFR adjustment) for 1 or 3 month periods, as defined with a floor of 0.75% or published SOFR and previously LIBOR, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate plus an applicable margin ranging between 0.50% and 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. The applicable margin can be increased by 0.50% if the fixed charge coverage ratio is below a 1.10 to 1.00 ratio. As of December 31, 2022, the applicable margin on the Company's revolving credit facility was 2.50% for SOFR and 1.50% for Prime due to the fixed charge coverage ratio being below 1.10 to 1.00. The Company pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.25% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 6.81% at December 31, 2022 and 3.00% for December 25, 2021.

The agreement is subject to customary terms and conditions and annual administrative fees with pricing varying on excess availability and a fixed charge coverage ratio. The agreement is also subject to certain compliance, affirmative, and financial covenants. As of the reporting date, the Company is in compliance with all such applicable financial covenants or has obtained an appropriate waiver for such applicable financial covenants. The Company is only subject to the financial covenants if borrowing availability is less than $8,919, which is equal to 12.5% of the lesser of the total loan availability of $75,000 or total collateral available, and remains until the availability is greater than 12.5% for thirty consecutive days. As of December 31, 2022, the unused borrowing availability under the revolving credit facility was $15,347.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

Notes Payable - Buildings

On November 7, 2014, the Company entered into a ten-year $8,330 note payable to purchase a previously leased distribution center in Adairsville, Georgia (the "Property"). The note payable was scheduled to mature on November 7, 2024, and was secured by the Property. The note payable bears interest at a variable rate equal to one-month LIBOR plus 2.0% and was payable in equal monthly installments of principal of $35, plus interest calculated on the declining balance of the note, with a final payment of $4,165 due on maturity. In addition, the Company entered into an interest rate swap with an amortizing notional amount effective November 7, 2014 which effectively fixed the interest rate at 4.50%. On March 16, 2022, the Company entered into a twenty-year $11,000 note payable to refinance its existing note payable on the Property. The refinanced note payable bears interest at a fixed annual rate of 3.81%. Concurrent with the closing of this note, the Company paid off the existing note secured by the Property in the amount of $5,456 and terminated the existing interest rate swap agreement. The refinanced note is secured by the Property and a guarantee of the Company.

Debt Covenant Compliance and Liquidity Considerations

The Company's agreements for its Revolving Credit Facility and its term loans include certain compliance, affirmative, and financial covenants and, as of the reporting date, the Company is in compliance with or has received waivers for all such financial covenants.

In the Company's self-assessment of going concern, with reflection on the Company's operating loss in 2022, the Company considered its future ability to comply with the financial covenants in its existing debt agreements. Accounting Standards Update 2014-15 as issued by the Financial Accounting Standards Board requires Company management to perform a going concern self-assessment each annual and interim reporting period. In performing its evaluation, management considered known and reasonably knowable information as of the reporting date. The Company also considered the significant unfavorable impact if it were unable to maintain compliance with financial covenants by its primary lenders. As part of the evaluation, the Company considered cost reductions that began in 2022 related to its change to lower cost raw materials, decreased freight expense on imported goods and cost reductions implemented under its East Coast Consolidation Plan, as well as plans for the sale and leaseback of existing assets. The financial statements do not include any adjustments that might result from the outcome of the uncertainty of the ability to maintain compliance with the financial covenants.

Notes Payable - Equipment and Other

The Company's equipment and other financing notes have terms up to 1 year, bear interest ranging from 3.99% to 4.75% and are due in monthly installments through their maturity dates. The Company's equipment and other notes do not contain any financial covenants.
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

Finance Lease Obligations

The Company's financed lease obligations are due in monthly installments through their maturity dates. The Company's finance lease obligations are secured by the specific equipment leased.

Table of Contents    40

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

Debt Maturities

Maturities of long-term debt for periods following December 31, 2022 are as follows:

	Long-Term Debt	Finance Leases (See Note 10)	Total

2023	$2,252	$2,321	$4,573
2024	2,484	325	2,809
2025	54,403	357	54,760
2026	2,739	396	3,135
2027	2,876	439	3,315
Thereafter	23,681	8,822	32,503
Total maturities of long-term debt	$88,435	$12,660	$101,095
Deferred financing costs, net	(1,797)	—	(1,797)
Total long-term debt	$86,638	$12,660	$99,298

NOTE 10 - LEASES

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	2022	2021
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$20,617	$22,534

Current portion of operating lease liabilities	Current portion of operating lease liabilities	$2,774	$2,528
Noncurrent portion of operating lease liabilities	Operating lease liabilities	18,802	20,692
Total operating lease liabilities		$21,576	$23,220

Finance Leases:
Finance lease right-of-use assets (1)	Property, plant, and equipment, net	$5,250	$10,111

Current portion of finance lease liabilities (1)	Current portion of long-term debt	$2,321	$1,104
Noncurrent portion of finance lease liabilities (1)	Long-term debt	10,339	12,683
Total financing lease liabilities		$12,660	$13,787
(1) Includes leases classified as failed sale-leaseback transactions.

Lease cost recognized in the consolidated financial statements is summarized as follows:

	2022	2021
Operating lease cost	$4,192	$4,479

Finance lease cost:
Amortization of lease assets (1)	$875	$2,069
Interest on lease liabilities (1)	1,344	1,483
Total finance lease costs (1)	$2,219	$3,552
(1) Includes leases classified as failed sale-leaseback transactions.

Table of Contents    41

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

Other supplemental information related to leases is summarized as follows:

	2022	2021
Weighted average remaining lease term (in years):
Operating leases	6.63	7.65
Finance leases (1)	13.59	13.82

Weighted average discount rate:
Operating leases	6.40%	6.30%
Finance leases (1)	9.60%	9.73%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,972	$4,395
Operating cash flows from finance leases (1)	1,344	1,483
Financing cash flows from finance leases (1)	1,127	3,152
(1) Includes leases classified as failed sale-leaseback transactions.

The following table summarizes the Company's undiscounted future minimum lease payments under non-cancellable contractual obligations for operating and financing lease liabilities as of year end:

Fiscal Year	Operating Leases	Finance Leases
2023	$4,072	$3,324
2024	3,999	1,045
2025	3,915	1,053
2026	3,707	1,066
2027	3,759	1,080
Thereafter	7,244	12,838
Total future minimum lease payments (undiscounted)	26,696	20,406
Less: Present value discount	5,120	7,746
Total lease liability	$21,576	$12,660

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

The following table reflects the fair values of assets and liabilities measured and recognized at fair value on a recurring basis on the Company's Consolidated Balance Sheets:

	2022	2021	Fair Value Hierarchy Level
Liabilities:
Interest rate swaps (1)	$—	$210	Level 2

(1)     The Company used certain external sources in deriving the fair value of the interest rate swaps. The interest rate swaps were valued using observable inputs (e.g., LIBOR yield curves, credit spreads). Valuations of interest rate swaps may fluctuate considerably from period-to-period due to volatility in underlying interest rates, which are driven by market conditions and the duration of the instrument. Credit adjustments could have a significant impact on the valuations due to changes in credit ratings of the Company or its counterparties.

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	2022		2021
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$363	$363	$1,471	$1,471
Financial liabilities:
Long-term debt, including current portion	86,638	76,684	63,275	61,721
Finance leases, including current portion	12,660	11,576	13,787	16,389
Interest rate swaps	—	—	210	210

The fair values of the Company's long-term debt and finance leases were estimated using market rates the Company believes would be available for similar types of financial instruments and represent level 2 measurements. The fair values of cash and cash equivalents and notes receivable approximate their carrying amounts due to the short-term nature of the financial instruments.

NOTE 12 - DERIVATIVES

The Company's earnings, cash flows and financial position are exposed to market risks relating to interest rates. It is the Company's policy to minimize its exposure to adverse changes in interest rates and manage interest rate risks inherent in funding the Company with debt. The Company addresses this risk by maintaining a mix of fixed and floating rate debt and occasionally entering into interest rate swaps for a portion of its variable rate debt to minimize interest rate volatility.

As of December 31, 2022, the Company had no interest rate swaps outstanding. The following is a summary of the Company's interest rate swaps as of December 25, 2021:

Type	Notional Amount		Effective Date	Fixed Rate	Variable Rate
Interest rate swap	$5,796	(1)	November 7, 2014 through November 7, 2024	4.500%	1 Month LIBOR

The following table summarizes the fair values of derivative instruments included in the Company's Consolidated Balance Sheets:

	Location on Consolidated Balance Sheets	Fair Value
		2022	2021
Liability Derivatives:
Derivatives designated as hedging instruments:
Interest rate swaps, current portion	Accrued Expenses	$—	$110
Interest rate swaps, long-term portion	Other Long-Term Liabilities	—	100
Total Liability Derivatives		$—	$210

Table of Contents    43

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

The following tables summarize the pre-tax impact of derivative instruments on the Company's consolidated financial statements:

	Amount of Gain or (Loss) Recognized in AOCIL on the effective portion of the Derivative
	2022	2021
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$—	$94

	Amount of Gain or (Loss) Reclassified from AOCIL on the effective portion into Income (1)(2)
	2022	2021
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$(7)	$135

	Amount of Gain or (Loss) Recognized on the Dedesignated Portion in Income on Derivative (3)
	2022	2021
Derivatives dedesignated as hedging instruments:
Cash flow hedges - interest rate swaps	$210	$511

(1)The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's Consolidated Statements of Operations.
(2)The amount of gain (loss) expected to be reclassified from AOCIL into earnings during the next 12 months subsequent to December 31, 2022 is $0.
(3)The amount of gain (loss) recognized in income on the dedesignated and terminated portions of interest rate swaps is included in interest expense on the Company's Consolidated Statements of Operations.

On March 16, 2022, the Company terminated an interest rate swap agreement tied to a note payable secured by its facility in Adairsville, Georgia. The settlement payment to terminate the swap agreement was $73. Because it was probable that none of the remaining forecasted interest payments that were being hedged would occur, the related losses in the amount of $177, net of tax, that had been deferred in AOCIL were reclassified into interest expense.

NOTE 13 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers a significant portion, or approximately 89% of the Company's associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $254 in 2022 and $1,176 in 2021.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers those associates at one facility who are under a collective-bargaining agreement, or approximately 11% of the Company's associates. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $67 in 2022 and $101 in 2021.

Table of Contents    44

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations for continuing operations owed to participants under this plan were $12,346 at December 31, 2022 and $15,794 at December 25, 2021 and are included in other long-term liabilities in the Company's Consolidated Balance Sheets. The obligations for discontinued operations owed to participants under this plan were $1,304 at December 31, 2022 and $2,218 at December 25, 2021 and are included in long term liabilities of discontinued operations in the Company's Consolidated Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies for continuing operations was $12,296 at December 31, 2022 and $16,608 at December 25, 2021 and is included in other assets in the Company's Consolidated Balance Sheets. The cash surrender value of the policies for discontinued operations was $1,304 at December 31, 2022 and $2,218 at December 25, 2021 and is included in long-term assets of discontinued operations in the Company's Consolidated Balance Sheets.

Multi-Employer Pension Plan

Recognized within discontinued operations, the Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. These union-represented employees represented approximately 11% of the Company's total employees. The risks of participating in multi-employer plans are different from single-employer plans. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If the Company chooses to stop participating in the multi-employer plan, the Company may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company's participation in the multi-employer pension plan for 2022 is provided in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number (EIN) and the three digit plan number. The most recent Pension Protection Act (PPA) zone status available in 2022 and 2021 is for the plan's year-end at 2021 and 2020, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates a plan for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented (1)	Contributions (2)			Surcharge Imposed (1)	Expiration Date of Collective-Bargaining Agreement
		2022	2021		2022	2021	2020
The Pension Plan of the National Retirement Fund	13-6130178 - 001	Red	Red	Implemented	$151	$280	$272	Yes	6/4/2023

(1) The collective-bargaining agreement requires the Company to contribute to the plan at the rate of $0.47 per compensated hour for each covered employee. The Company will make additional contributions, as mandated by law, in accordance with the fund's 2010 Rehabilitation Plan which required a surcharge equal to $0.03 per hour (from $0.47 to $0.50) effective June 1, 2014 to May 31, 2015, a surcharge equal to $0.03 per hour (from $0.50 to $0.53) effective June 1, 2015 to May 31, 2016, a surcharge equal to $0.02 per hour (from $0.53 to $0.55) effective June 1, 2016 to May 31, 2017, a surcharge equal to $0.03 per hour (from $0.55 to $0.58) effective June 1, 2017 to May 31, 2018, a surcharge equal to $0.02 per hour (from $0.58 to $0.60) effective June 1, 2018 to May 31, 2019, a surcharge equal to $0.03 per hour (from $0.60 to $0.63) effective June 1, 2019 to May 31, 2020, a surcharge equal to $0.03 per hour (from $0.63 to $0.66) effective June 1, 2020 to May 31, 2021, a surcharge equal to $0.03 per hour (from $0.66 to $0.69) effective June 1, 2021 to May 31, 2022 and a surcharge equal to $0.03 per hour (from $0.69 to $0.72) effective June 1, 2022 to May 31, 2023. Based upon current employment and benefit levels, the Company's contributions to the multi-employer pension plan are expected to be approximately $14 for 2023.
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

Information about the benefit obligation and funded status of the Company's postretirement benefit plan is summarized as follows:

	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$396	$390
Service cost	8	8
Interest cost	15	16
Actuarial gain	(39)	(17)
Benefits paid	(1)	(1)
Benefit obligation at end of year	379	396

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	1	1
Benefits paid	(1)	(1)
Fair value of plan assets at end of year	—	—

Unfunded amount	$(379)	$(396)

The balance sheet classification of the Company's liability for the postretirement benefit plan is included in discontinued operations and is summarized as follows:

	2022	2021
Current liabilities of discontinued operations	$21	$19
Long-term liabilities of discontinued operations	358	377
Total liability	$379	$396

Benefits expected to be paid on behalf of associates for the postretirement benefit plan during the period 2023 through 2032 are summarized as follows:

Years	Postretirement Plan
2023	$21
2024	20
2025	19
2026	18
2027	18
2028-32	92

Assumptions used to determine the benefit obligation of the Company's postretirement benefit plan are summarized as follows:

	2022	2021
Weighted-average assumptions as of year-end:
Discount rate (benefit obligation)	3.75%	3.25%

Table of Contents    46

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

Components of net periodic benefit cost (credit) for the postretirement plan are summarized as follows:

	2022	2021
Service cost	$8	$8
Interest cost	15	16
Recognized net actuarial gains	(22)	(22)
Net periodic benefit cost	$1	$2

Pre-tax amounts included in AOCIL for the Company's postretirement benefit plan at 2022 are summarized as follows:

	Postretirement Benefit Plan
	Balance at 2022	2023 Expected Amortization
Unrecognized actuarial gains	$(320)	$(22)
Totals	$(320)	$(22)

NOTE 14 - INCOME TAXES

The provision (benefit) for income taxes on income (loss) from continuing operations consists of the following:

	2022	2021
Current
Federal	$(117)	$141
State	61	136
Total current	(56)	277

Deferred
Federal	(25)	(139)
State	(6)	(33)
Total deferred	(31)	(172)
Income tax provision (benefit)	$(87)	$105

Differences between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before taxes are summarized as follows:

	2022	2021
Federal statutory rate	21%	21%
Statutory rate applied to income (loss) from continuing operations before taxes	$(7,035)	$1,104
Plus state income taxes, net of federal tax effect	43	81
Total statutory provision (benefit)	(6,992)	1,185
Effect of differences:
Nondeductible meals and entertainment	—	1
Executive compensation limitation	55	37
Federal tax credits	(279)	(227)
State tax credits	(11)	—
Reserve for uncertain tax positions	24	7
Change in valuation allowance	7,103	(857)
Stock-based compensation	66	(18)
Other items	(53)	(23)
Income tax provision (benefit)	$(87)	$105

Table of Contents    47

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

During the fourth quarter of 2017, the Company recorded a full valuation allowance against its deferred tax assets, which remains in effect as of December 31, 2022. The Company intends to maintain this position until there is sufficient evidence to support the reversal of all or some portion of these allowances. The Company also has certain assets with indefinite lives for which the basis is different for book and tax. In accordance with ASC 740-10-30-18, the deferred tax liability related to these intangible assets cannot be used to offset deferred tax assets when determining the amount of the valuation allowance for deferred tax assets which are not more-likely-than-not to be realized. The result is that the Company is in a net deferred tax liability position of $91 at December 31, 2022 and December 25, 2021, which is recorded in other long-term liabilities in the Company's Consolidated Balance Sheets.

Due to its full valuation allowance against its deferred tax balances, the Company is only able to recognize refundable credits, a small amount of federal and state taxes, and benefits for the recognition of stranded tax effects within other comprehensive income (loss) related to the termination of certain derivative contracts in the tax provision (benefit) for 2021 and 2022.

Significant components of the Company's deferred tax assets and liabilities are as follows:

	2022	2021
Deferred tax assets:
Inventories	$2,759	$2,316
Retirement benefits	407	824
State net operating losses	4,306	3,033
Federal net operating losses	4,852	—
State tax credit carryforwards	1,669	1,669
Federal tax credit carryforwards	4,590	4,136
Allowances for bad debts, claims and discounts	1,680	1,779
Other	5,167	3,958
Total deferred tax assets	25,430	17,715
Valuation allowance	(21,345)	(12,851)
Net deferred tax assets	4,085	4,864

Deferred tax liabilities:
Property, plant and equipment	4,176	4,955
Total deferred tax liabilities	4,176	4,955

Net deferred tax liability	$(91)	$(91)

At December 31, 2022, the Company had approximately $31,180 of federal net operating loss carryforwards and approximately $79,312 of state net operating loss carryforwards available from both continuing and discontinued operations. In addition, $4,590 of federal tax credit carryforwards and $1,669 of state tax credit carryforwards were available to the Company. The federal tax credit carryforwards will expire between 2029 and 2043. The federal net operating loss carryforwards generated in 2022 have no expiration date. The state net operating loss carryforwards and the state tax credit carryforwards will expire between 2022 and 2042. A valuation allowance of $21,345 is recorded to reflect the estimated amount of deferred tax assets attributable to continuing operations that are estimated not to be realizable based on the available evidence. At December 31, 2022, the Company is in a net deferred tax liability position of $91 which is included in other long-term liabilities in the Company's Consolidated Balance Sheets.

Tax Uncertainties

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $518 at December 31, 2022 and $494 at December 25, 2021. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of December 31, 2022 or December 25, 2021.

Table of Contents    48

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

The following is a summary of the change in the Company's unrecognized tax benefits:

	2022	2021
Balance at beginning of year	$494	$487
Additions based on tax positions taken during a current period	24	7
Balance at end of year	$518	$494

The Company and its subsidiaries are subject to United States federal income taxes, as well as income taxes in a number of state jurisdictions. The tax years subsequent to 2018 remain open to examination for U.S. federal income taxes. The majority of state jurisdictions remain open for tax years subsequent to 2018. A few state jurisdictions remain open to examination for tax years subsequent to 2017.

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

Repurchases of Common Stock

On August 3, 2022, the Company's Board of Directors approved the repurchase of up to $3,000 of the Company's Common Stock. A portion of such purchases was under a plan pursuant to Rule 10b-5-1 of the Securities and Exchange Act ("Plan"). The Company repurchased 605,749 shares under the Plan at a cost of $642.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	2022	2021
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(33,415)	$5,153
Less: Allocation of earnings to participating securities	—	(200)
Income (loss) from continuing operations available to common shareholders - basic	$(33,415)	$4,953
Basic weighted-average shares outstanding (1)	15,121	15,114
Basic earnings (loss) per share - continuing operations	$(2.21)	$0.33

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to common shareholders - basic	$(33,415)	$4,953
Add: Undistributed earnings reallocated to unvested shareholders	—	2
Income (loss) from continuing operations available to common shareholders - basic	$(33,415)	$4,955
Basic weighted-average shares outstanding (1)	15,121	15,114
Effect of dilutive securities:
Stock options (2)	—	6
Directors' stock performance units (2)	—	130
Diluted weighted-average shares outstanding (1)(2)	15,121	15,250
Diluted earnings (loss) per share - continuing operations	$(2.21)	$0.32

(1)Includes Common and Class B Common shares, excluding 944 and 669 unvested participating securities, in thousands, for 2022 and 2021, respectively.
(2)Shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded to the extent they are anti-dilutive. Aggregate shares, in thousands, excluded were 130 in 2022 and 4 in 2021.

NOTE 16 - STOCK PLANS AND STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Statements of Operations. The Company's stock compensation expense was $766 in 2022 and $477 in 2021.

Omnibus Equity Incentive Plan

On May 4, 2022, the Company's shareholders' approved and adopted the Company's Omnibus Equity Incentive Plan (the "Omnibus Equity Incentive Plan" or the "2022 Plan") which provides for the issuance of a maximum of 1,300,000 shares of Common Stock and/or Class B Common Stock for the grant of options, and/or other stock-based or stock-denominated awards to employees, officers, directors and agents of the Company and its participating subsidiaries.

2016 Incentive Compensation Plan

On May 3, 2016, the Company's shareholders' approved and adopted the Company's 2016 Incentive Compensation Plan (the "2016 Incentive Compensation Plan") which provided for the issuance of a maximum of 800,000 shares of Common Stock and/or Class B Common Stock for the grant of options, and/or other stock-based or stock-denominated awards to employees, officers, directors, and agents of the Company and its participating subsidiaries. The 2016 Incentive Compensation Plan and the allocation of shares thereunder superseded and replaced The Dixie Group, Inc. Stock Awards Plan, as amended (the "2006 Plan") and the allocation of shares thereunder. Awards previously granted under the 2006 Plan continue to be governed by the terms of that plan and are not affected by its termination. On May 6, 2020, the board approved an amendment of the Company's 2016 Incentive Compensation Plan to increase the original number of shares by an additional 500,000. All remaining shares available for issuance under the 2016 Incentive Plan have been granted, subject to possible forfeiture or cancellation of unvested awards outstanding under that plan.

Table of Contents    50

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

2006 Stock Awards Plan

The Company had a Stock Awards Plan, ("2006 Plan"), as amended, which provided for the issuance of up to 1,800,000 shares of Common Stock and/or Class B Common Stock as stock-based or stock-denominated awards to directors of the Company and to salaried employees of the Company and its participating subsidiaries. The 2006 Plan was terminated with respect to new awards.

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

On March 12, 2022, the Company issued 284,954 shares of restricted stock to certain key employees. The grant-date fair value of the awards was $863, or $3.03 per share, and is expected to be recognized as stock compensation expense over a weighted-average period of 5.5 years from the date the awards were granted. Each award is subject to a continued service condition. The fair value of each restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

On June 1, 2022, the Company issued 78,957 shares of restricted stock to certain key employees. The grant-date fair value of the awards was $150, or $1.90 per share, and is expected to be recognized as stock compensation expense over a weighted-average period of 3.0 years from the date the awards were granted. Each award is subject to a continued service condition. The fair value of each restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

On June 6, 2022, the Company issued 24,000 shares of restricted stock to certain key employees. The grant-date fair value of the awards was $48, or $2.00 per share, and is expected to be recognized as stock compensation expense over a weighted-average period of 4.0 years from the date the awards were granted. Each award is subject to a continued service condition. The fair value of each restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

On May 5, 2022, the Company issued 40,000 shares of restricted stock to Company's non-employee directors. The grant-date fair value of the awards was $107, or $2.67 per share, and is expected to be recognized as stock compensation expense over a weighted-average period of 1.0 year from the date the awards were granted. Each award is subject to a continued service condition. The fair value of each restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

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

On May 10, 2021, the Company issued 40,000 shares of restricted stock to the Company's non-employee directors. The grant-date fair value of the awards was $138, or $3.46 per share, and is expected to be recognized as stock compensation expense over a weighted-average period of 1.0 year from the date the awards were granted. Each award is subject to a continued service condition. The fair value of each restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

Table of Contents    51

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

Restricted stock activity for the two years ended are summarized as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 26, 2020	359,651	$3.35
Granted	387,680	3.11
Vested	(70,509)	1.84
Forfeited	(7,477)	3.40
Outstanding at December 25, 2021	669,345	$3.34
Granted	427,911	2.73
Vested	(151,550)	2.86
Forfeited	(2,000)	3.02
Outstanding at December 31, 2022	943,706	$3.14

As of December 31, 2022, unrecognized compensation cost related to unvested restricted stock was $1,811. That cost is expected to be recognized over a weighted-average period of 6.0 years. The total fair value of shares vested was approximately $399 and $243 during 2022 and 2021, respectively.

Stock Performance Units

Prior to 2021, the Company's non-employee directors received an annual retainer of $18 in cash and $18 in value of Stock Performance Units (subject to a $5.00 minimum per unit). If market value at the date of the grants was above $5.00 per share; there was no reduction in the number of units issued. However, if the market value at the date of the grants was below $5.00, units would be reduced to reflect the $5.00 per share minimum. Upon retirement, the Company will issue the number of shares of Common Stock equivalent to the number of Stock Performance Units held by non-employee directors at that time. As of December 31, 2022, 130,320 Stock Performance Units were outstanding under this plan. As of December 31, 2022, there was no unrecognized compensation cost related to Stock Performance Units.

Stock Options

Options granted under the Company's 2006 Plan and the 2016 Plan were exercisable for periods determined at the time the awards are granted. Effective 2009, the Company established a $5.00 minimum price for calculating the number of options to be granted.

On May 30, 2017, the Company granted 203,000 options with a market condition to certain key employees of the Company at a weighted-average exercise price of $4.30. The grant-date fair value of these options was $306. These options vested over a two-year period and required the Company's stock to trade at or above $7.00 for five consecutive trading days after the two-year period and within five years of issuance to meet the market condition. On May 30, 2022, the remaining 141,000 stock options expired.

The fair value of each option was estimated on the date of grant using a lattice model. Expected volatility was based on historical volatility of the Company's stock, using the most recent period equal to the expected life of the options. The risk-free interest rate was based on the U.S. Treasury yield for a term equal to the expected life of the option at the time of grant. The Company used historical exercise behavior data of similar employee groups to determine the expected lives of options.

No options were granted during the years ended December 31, 2022 and December 25, 2021.
Table of Contents    52

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

Option activity for the two years ended is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Fair Value of Options Granted During the Year
Outstanding at December 26, 2020	151,000	$4.35	—	$—
Forfeited	(10,000)	4.17	—	—
Outstanding at December 25, 2021	141,000	4.36	0.40	—
Expired	(141,000)	4.36	—	—
Outstanding at December 31, 2022	—	$—	0.00	$—

Options exercisable at:
December 25, 2021	—	—	—	—
December 31, 2022	—	—	—	—

At December 31, 2022, there was no intrinsic value of outstanding stock options and no intrinsic value of exercisable stock options. At December 31, 2022, there was no unrecognized compensation expense related to unvested stock options.

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 26, 2020	$(738)	$208	$(530)
Unrealized gain on interest rate swaps, net of tax of $0	94	—	94
Reclassification of loss into earnings from interest rate swaps, net of tax of $0	135	—	135
Reclassification of unrealized loss into earnings from dedesignated interest rate swaps, net of tax of $174	337	—	337
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $0	—	(6)	(6)
Balance at December 25, 2021	$(172)	$202	$30
Unrealized gain on interest rate swaps, net of tax of $0	—	—	—
Reclassification of loss into earnings from interest rate swaps, net of tax of $(2)	(5)	—	(5)
Reclassification of unrealized loss into earnings from dedesignated interest rate swaps, net of tax of $33	177	—	177
Unrecognized net actuarial gain on postretirement benefit plans, net of tax of $0	—	39	39
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $0	—	(22)	(22)
Balance at December 31, 2022	$—	$219	$219

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Commitments

The Company had purchase commitments of $332 at December 31, 2022, primarily related to machinery and equipment. The Company enters into fixed-price contracts with suppliers to purchase natural gas to support certain manufacturing processes in prior years. The Company had no contract purchases in 2022 or 2021. At December 31, 2022, the Company has no commitments to purchase natural gas for 2023.

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

Legal Proceedings

The Company has been sued, together with approximately 90 other defendants, in a lawsuit styled: Brenda E. Bostian, individually and as representative of the Estate of Hoyle Steven Bostian, deceased, case number 2021-CP-40-04877 South Carolina Court of Common Pleas, Fifth Judicial Circuit- Richland County (Columbia SC), alleging that indirect exposure to asbestos at a plant in North Carolina contributed to the wrongful death of Mr. Bostian. The complaint alleges that Mr. Hoyle Bostian’s father worked at a facility in North Carolina where he was exposed to asbestos and that Mr. Bostian’s exposure indirectly caused Mr. Bostian (the decedent) to be exposed to asbestos. The plaintiff’s “secondary” exposure allegedly occurred in the 1950s - prior to the Company’s 1987 acquisition of China Grove Cotton Mills, the company that owned the facility. No damage amount has been alleged. The Company has denied liability and is vigorously defending the matter.

The Company has been sued together with several other defendants, in a lawsuit styled: James Franklin Davis and Vera C. Davis v. 3M Company, et al., in the court of Common Pleas, Fifth Judicial Circuit, County of Richmond, State of South Carolina (C'/A NO. 2022-CP-40-02381) alleging various health related and economic damages resulting from alleged exposure to asbestos at a plant in North Carolina formerly owned by the Company. No specific amount of damages is claimed. The Company has denied liability and is vigorously defending the matter.

NOTE 19 - OTHER (INCOME) EXPENSE, NET

Other operating expense, net is summarized as follows:

	2022	2021
Other operating (income) expense, net:
Loss on property, plant and equipment disposals	$267	$210
Loss on currency exchanges	148	211
Retirement expenses	483	212
Miscellaneous income	(659)	(1,560)
Other operating (income) expense, net	$239	$(927)

The 2021 miscellaneous income includes an insurance reimbursement in the amount of $1,692 for the replacement of assets and business interruption loss. The 2022 miscellaneous income includes an additional insurance reimbursement for $394 for the replacement of assets and business interruption loss.

Table of Contents    54

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

NOTE 20 - INVESTMENT IN JOINT VENTURE

On August 11, 2022, TruCor LLC, a Georgia limited liability company (“TruCor”), a wholly-owned subsidiary of TDG Operations, LLC, a Georgia limited liability company, which is a wholly-owned subsidiary of the Company, entered into a Joint Venture Agreement (the “JVA”) with Alabama Manufacturing Investment LLC, a Delaware limited liability company (“AMI”), pursuant to which the two companies agreed to form and become the two members of Rigid Core Manufacturing LLC, a Delaware limited liability company (the “JV”), for the purpose of manufacturing luxury vinyl tile. Each of TruCor and AMI agreed to contribute to the JV initial capital in the amount of $6,000, respectively. The capital contributions to the JV would be made in $1,000 installments. The JV would be governed by a board of managers. Each member would appoint two (2) managers of the LLC for a total of four (4) managers. Certain significant actions would be subject to unanimous approval of the managers. Upon an unresolved deadlock between the members, either member may trigger a buy-sell provision in the LLC Agreement. The Company agreed to guarantee the obligations of TruCor provided under the JVA.

Pursuant to the JVA, the following ancillary agreements were entered into by the parties: (1) TDG Operations, LLC, a Georgia limited liability company (“TDG Operations”), a wholly-owned subsidiary of the Company, entered into that certain Administrative Services and Loaned Employee Agreement with the JV for the provision of certain administrative services at cost plus an allocation of overhead; (2) AMI entered into that certain Technical Services Agreement with the JV for the provision of technical services and the license of certain technical know-how to manufacture luxury vinyl tile products; (3) TDG Operations agreed to use reasonable commercial efforts to enter into a lease with the JV for a portion of the Company's existing Atmore facility in Alabama; and (4) TruCor and AMI entered into that certain Limited Liability Company Operating Agreement (the “LLC Agreement”). TruCor and AMI also each agreed to enter into supply agreements with the JV for the manufacture of certain luxury vinyl tile products, with no minimum obligation to purchase by either member. There were no purchases during 2022. In addition, no lease agreement between TDG Operations and the JV had been entered into as of December 31, 2022.

During the third quarter of 2022, each partner contributed the first $1,000 installment. During the fourth quarter of 2022, the partners agreed to postpone the activities within the JV due to current economic conditions. The JV returned $950 to each partner during the fourth quarter of 2022. The partners will continue to monitor future economic conditions to determine the next steps.

In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. This investment is being accounted for by the equity method of accounting under which the Company’s share of net income (loss) is recognized as income (loss) in the Company’s Statements of Operations and added to the investment account as the Company has significant influence over the joint venture but does not control its operations. Distributions or dividends received from the investment will be treated as a reduction of the investment account. The investment in the JV of $50 was recorded in Other Assets on the Company's Consolidated Balance Sheet. There was a net loss of $4 reported in other expense, net in the Company's Statement of Operations for 2022.

NOTE 21 - FACILITY CONSOLIDATION AND SEVERANCE EXPENSES, NET

2017 Profit Improvement Plan

During the fourth quarter of 2017, the Company announced a Profit Improvement Plan to improve profitability through lower cost and streamlined decision making and aligning processes to maximize efficiency. The plan included consolidating the management of the Company's two former commercial brands, Atlas Carpet Mills and Masland Contract, under one management team, sharing operations in sales, marketing, product development and manufacturing. Specific to this plan, the Company had focused nearly all commercial solution dyed make-to-order production in its Atmore, Alabama operations where the Company has developed such make-to-order capabilities over the last 5 years. Further, the Company aligned its west coast production facilities, better utilizing its west coast real estate by moving production to its Santa Ana, California and Atmore, Alabama operations to more efficiently distribute its west coast products. Furthermore, the Company re-configured its east coast distribution facilities to provide more efficient distribution of its products. In addition, the Company realized reductions in related support functions such as accounting and information services. The plan is now complete.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

eliminations and temporary salary reductions. The Company has also deferred new product introductions and reduced sample and marketing expenses for 2020. Initiatives were taken with suppliers, lenders and landlords to extend payment terms in the second quarter for existing agreements. The Company is taking advantage of payment deferrals and credits related to payroll taxes under the Coronavirus Aid, Relief, and Economic Security ("CARES") Act as well as deferring payments into its defined contribution retirement plan. The CARES Act also provides for an employee retention credit, which is a refundable tax credit against certain employment taxes of up to $5 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees, capped at $10 of qualified wages per employee throughout the year. The Company qualified for the tax credit in the second, third and fourth quarters of 2020 and recognized $2,100 in the fourth quarter of 2020, related to the Employee Retention Credit. Of the $2,100 credit, $1,500 million was recorded to Cost of Sales and the remaining $600 was recorded to Selling and Administrative Expenses. The plan is now complete.
2022 Consolidation of East Coast Manufacturing Plan
During 2022, the Company implemented a plan to consolidate its East Coast manufacturing in order to reduce its manufacturing costs. Under this plan, the Company will consolidate its East Coast tufting operations into one plant in North Georgia, convert a portion of the Atmore, Alabama facility from carpet manufacturing to luxury vinyl tile manufacturing and relocate the distribution of luxury vinyl flooring from its Saraland, Alabama facility to its Atmore, Alabama facility. On August 11, 2022, the Company entered into a joint venture to manufacture luxury vinyl tile (See Note 20). A portion of the Company's Atmore, Alabama facility will be leased to the joint venture for luxury vinyl floor manufacturing. Costs for the plan will include machinery and equipment relocation, inventory relocation, staff reductions and unabsorbed fixed costs during conversion of the Atmore facility.

Costs related to the facility consolidation plans are summarized as follows:

					As of December 31, 2022
	Accrued Balance at December 25, 2021	2022 Expenses (1)	2022 Cash Payments	Accrued Balance at December 31, 2022	Total Costs Incurred to Date	Total Expected Costs
Profit Improvement Plan	$—	$—	$—	$—	$10,525	$10,525
COVID-19 Continuity Plan	78	—	78	—	2,533	2,533
Consolidation of East Coast Manufacturing Plan	—	3,848	2,837	1,011	3,848	5,073
Total All Plans	$78	$3,848	$2,915	$1,011	$16,906	$18,131

Asset Impairments	$—	$736	$—	$—	$4,059	$4,059

	Accrued Balance at December 26, 2020	2021 Expenses (1)	2021 Cash Payments	Accrued Balance at December 25, 2021
Profit Improvement Plan	$104	$253	$357	$—
COVID-19 Continuity Plan	454	2	378	78
Consolidation of East Coast Manufacturing Plan	—	—	$—	—
Total All Plans	$558	$255	$735	$78

Asset Impairments	$—	$—	$—	$—

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

NOTE 22 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	2022	2021
Workers' compensation costs from former textile operations	$(29)	$(172)
Environmental remediation costs from former textile operations	(346)	(146)
Commercial business operations	(1,289)	(3,308)
Loss from discontinued operations, before taxes	$(1,664)	$(3,626)
Income tax benefit	—	(89)
Loss from discontinued operations, net of tax	$(1,664)	$(3,537)

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

Environmental remediation costs from former textile operations

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $2,205 as of December 31, 2022 and $1,913 as of December 25, 2021. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from the Company's estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

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

The Company retained the Commercial Business’ cash deposits, all accounts receivable, and certain inventory and equipment. Additionally, the Company agreed not to compete with the specified commercial business and the Atlas|Masland markets for a period of five years following September 13, 2021. The agreement allowed for the Company to sell the commercial inventory retained by the company after the divestiture.
At closing, $2,100 of the proceeds were withheld and deposited in escrow to cover any claims arising with respect to the Commercial business for which the Company may be liable. The $2,100 was agreed to be released to the Company (net of claims paid, if any) in two installments with 50% of the escrow paid in 90 days from closing and the remaining amount paid 18 months from the closing date. The Company has received payment of the first installment and, as of December 31, 2022, the remaining unpaid portion of $1,025 is recognized within current assets. As of December 31, 2022, the Company has not recognized amounts for potential indemnification settlements as those amounts cannot be reasonably estimated.

In order to release liens on certain fixed assets included in the Asset Purchase Agreement, the Company placed $2,100 in cash collateral in an account with the lender (Greater Nevada Credit Union). The remaining proceeds were applied to the Company's debt with its senior credit facility (Fifth Third Bank). In January 2023, the lender released the funds to the Company.

Table of Contents    57

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

The gain on the sale of assets recorded in 2021 is summarized as follows:

Net proceeds, including escrow funds	$20,500

Inventory, net	(9,195)
Fixed assets	(2,278)
Contract liabilities	3,127
Net tangible assets sold	(8,346)
Gain on sale of assets sold, prior to other transaction related costs	$12,154

Other transaction related costs
Adjustments to accruals, reserves and allowances	$(8,462)	[1]
Transaction costs	(1,032)	[2]
Total other transaction related costs	$(9,494)

Gain on sale of discontinued operations, before tax	$2,660

1) For the remaining retained commercial inventory and fixed assets, the Company recorded an adjustment to recognize the effects of the transaction. For inventory, the Company recognized lower of cost or market adjustments of approximately $6,600. The Company’s remaining fixed assets will be disposed of by sale and the Company recognized an adjustment of approximately $1,800 to reflect the lower of its carrying value or estimated fair value less cost to sell. For these assets, the Company suspended the associated depreciation and will recognize changes in the fair value less cost to sell as gains or losses in future periods until the date of sale.

2) Transaction costs were legal expenses and involuntary employee termination costs related to one-time benefit arrangements.

The Company reclassified the following assets and liabilities for discontinued operations in the accompanying Consolidated Balance Sheets:

	2022	2021
Current Assets of Discontinued Operations:
Receivables, net	$385	$3,406
Inventories, net	255	1,927
Prepaid expenses	1	658
Current Assets Held for Discontinued Operations	$641	$5,991

Long Term Assets of Discontinued Operations:
Property, plant and equipment, net	$185	$292
Operating lease right of use assets	63	242
Other assets	1,304	2,218
Long Term Assets Held for Discontinued Operations	$1,552	$2,752

Current Liabilities of Discontinued Operations:
Accounts payable	$127	$2,133
Accrued expenses	2,245	3,062
Current portion of operating lease liabilities	75	167
Current Liabilities Held for Discontinued Operations	$2,447	$5,362

Long Term Liabilities of Discontinued Operations:
Operating lease liabilities	$—	$75
Other long term liabilities	3,759	4,413
Long Term Liabilities Held for Discontinued Operations	$3,759	$4,488

Table of Contents    58

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

For the twelve months ended December 31, 2022 and December 25, 2021, the Company reclassified the following operations of the Commercial business included in discontinued operations in the accompanying Consolidated Statements of Operations:

	2022	2021
Net sales	$7,790	$48,070
Cost of sales	8,159	40,904
Gross profit (loss)	(369)	7,166

Selling and administrative expenses	1,395	13,134
Other operating income, net	(475)	—
Discontinued loss related to the divestiture of the Commercial business	(1,289)	(5,968)
Gain on sale of business	—	(2,660)
Loss from discontinued Commercial business before taxes	$(1,289)	$(3,308)

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

NOTE 23 - RELATED PARTY TRANSACTIONS

The Company purchases a portion of its product needs in the form of fiber, yarn and carpet from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of the Company. An affiliate of Mr. Shaw holds approximately 7.8% of the Company's Common Stock, which represents approximately 3% of the total vote of all classes of the Company's Common Stock. Engineered Floors is one of several suppliers of such materials to the Company. Total purchases from Engineered Floors for 2022 and 2021 were approximately $917 and $3,875 respectively; or approximately 0.4% and 1.4% of the Company's cost of goods sold in 2022 and 2021, respectively. Purchases from Engineered Floors are based on market value, negotiated prices. The Company has no contractual commitments with Mr. Shaw associated with its business relationship with Engineered Floors. Transactions with Engineered Floors are reviewed annually by the Company's board of directors.

Table of Contents    59

Item 15(a)(2)
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THE DIXIE GROUP, INC.
(dollars in thousands)

Description	Balance at Beginning of Year	Additions - Charged to Costs and Expenses	Additions - Charged to Other Account - Describe	Deductions - Describe		Balance at End of Year

Year ended December 31, 2022:

Reserves deducted from asset accounts:
Allowance for doubtful accounts	$108	$62	$—	$59	(1)	$111

Reserves classified as liabilities:
Provision for claims, allowances and warranties	$3,711	$8,639	$—	$8,967	(2)	$3,383

Year ended December 25, 2021:

Reserves deducted from asset accounts:
Allowance for doubtful accounts	$92	$46	$—	$30	(1)	$108

Reserves classified as liabilities:
Provision for claims, allowances and warranties	$3,504	$6,027	$—	$5,820	(2)	$3,711

(1) Uncollectible accounts written off, net of recoveries. The Allowance for Doubtful Accounts is included in Receivables, net on the Consolidated Balance Sheet. See Note 4 - Receivables, Net for further information.
(2) Net reserve reductions for claims, allowances and warranties settled. The provision for claims, allowances and warranties is included in Accrued Expenses under Current Liabilities on the Consolidated Balance Sheet and included, along with the accrual of rebates, within the Provision for customer rebates, claims and allowances in Note 7 - Accrued Expenses.

Table of Contents    60

ANNUAL REPORT ON FORM 10-K
ITEM 15(b)
EXHIBITS

YEAR ENDED DECEMBER 31, 2022
THE DIXIE GROUP, INC.
DALTON, GEORGIA

Exhibit Index

EXHIBIT NO.	DESCRIPTION
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

(10.6)*	Form of LTIP award (B shareholder). (Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 13, 2015.)**
(10.7)*	Form of LTIP award (common only). (Incorporated by reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated March 13, 2015.)**
(10.8)*	Form of Career Share award (B shareholder). (Incorporated by reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated March 13, 2015.)**
(10.9)*	Form of Career Share award (common only). (Incorporated by reference to Exhibit (10.5) to Dixie's Current Report on Form 8-K dated March 13, 2015.)**
(10.10)*	Form of Retention Grant (Service Condition only). (Incorporated by reference to Exhibit (10.6) to Dixie's Current Report on Form 8-K dated March 13, 2015.)**
(10.11)*	Form of Retention Grant (Performance Condition and Service Condition). (Incorporated by reference to Exhibit (10.7) to Dixie's Current Report on Form 8-K dated March 13, 2015.)**
(10.12)*	Thornton Edge LLC Lease for Reed Road Facility. (Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 10-Q dated November 4, 2015.)
(10.13)*	Thornton Edge LLC First Lease Amendment for Reed Road Facility. (Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 10-Q dated November 4, 2015.)
(10.14)*	Thornton Edge LLC Second Lease Amendment for Reed Road Facility. (Incorporated by reference to Exhibit (10.3) to Dixie's Current Report on Form 10-Q dated November 4, 2015.)
(10.15)*	2016 Incentive Compensation Plan. (Incorporate by reference to Appendix A to Dixie's Proxy Statement for the Registrant's Annual Meeting of Shareholders held May 3, 2016.)**
(10.16)*	Long Term Incentive Plan Award B Shareholder. (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 11, 2016.)**
(10.17)*	Long Term Incentive Plan Award Common. (Incorporated by Reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated March 11, 2016.)**
(10.18)*	Career Shares B Shareholder. (Incorporated by Reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated March 11, 2016.)**
(10.19)*	Career Shares Common. (Incorporated by Reference to Exhibit (10.5) to Dixie's Current Report on Form 8-K dated March 11, 2016.)**
(10.20)*	Form of Stock Option Agreement - Class B Holder - 2016 Stock Plan. (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated May 31, 2017.)**
Table of Contents    61

(10.21)*	Long Term Incentive Plan Award B Shareholder. (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 9, 2018.)**
(10.22)*	Long Term Incentive Plan Award Common. (Incorporated by Reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated March 9, 2018.)**
(10.23)*	Career Shares B Shareholder. (Incorporated by Reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated March 9, 2018.)**
(10.24)*	Career Shares Common. (Incorporated by Reference to Exhibit (10.5) to Dixie's Current Report on Form 8-K dated March 9, 2018.)**
(10.25)*	Long Term Incentive Plan Award B Shareholder. (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 8, 2019.)**
(10.26)*	Long Term Incentive Plan Award Common. (Incorporated by Reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated March 8, 2019.)**
(10.27)*	Career Shares B Shareholder. (Incorporated by Reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated March 8, 2019.)**
(10.28)*	Career Shares Common. (Incorporated by Reference to Exhibit (10.5) to Dixie's Current Report on Form 8-K dated March 8, 2019.)**
(10.29)*
Agreement For the Purchase and Sale of Real Property between CenterPoint Properties Trust and TDG Operations, LLC. (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated October 22, 2019.)

(10.30)*	Form of Lease between CenterPoint Properties Trust and TDG Operations, LLC. (Incorporated by Reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated October 22, 2019.)
(10.31)*	Long Term Incentive Plan Award B Shareholder. (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 13, 2020.)**
(10.32)*	Long Term Incentive Plan Award Common. (Incorporated by Reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated March 13, 2020.)**
(10.33)*	Career Shares B Shareholder. (Incorporated by Reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated March 13, 2020.)**
(10.34)*	Career Shares Common. (Incorporated by Reference to Exhibit (10.5) to Dixie's Current Report on Form 8-K dated March 13, 2020.)**
(10.35)*	Fifteenth Amendment to Credit Agreement. (Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated October 1, 2020.)
(10.36)*
Loan Agreement dated effective as of October 26, 2020 entered into by and between The Dixie Group, a Tennessee corporation, and TDG Operations, LLC, a Georgia limited liability company, and AmeriState Bank, an Oklahoma state banking corporation. (Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated November 2, 2020.)

(10.37)*
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

(10.38)*
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

(10.39)*
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

(10.40)*
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

(10.41)*
Credit Agreement dated as of October 30, 2020, among The Dixie Group, Inc., and TDG Operations, LLC and Fifth Third Bank, National Association, a national banking association. (Incorporated by Reference to Exhibit (10.6) to Dixie's Current Report on Form 8-K dated November 2, 2020.)

(10.42)*
Guaranty and Security Agreement dated as of October 28, 2020, among The Dixie Group, Inc., and TDG Operations, LLC in favor of Fifth Third Bank, National Association, a national banking association. (Incorporated by Reference to Exhibit (10.7) to Dixie's Current Report on Form 8-K dated November 2, 2020.)

(14)*	Code of Ethics, as amended and restated, February 15, 2010. (Incorporated by reference to Exhibit 14 to Dixie's Annual Report on Form 10-K for year ended December 26, 2009.)
(16)*	Letter from FORVIS, LLP regarding change in certifying accountant. (Incorporated by reference to Exhibit 16.1 to Dixie's Form 8-K dated June 3, 2022.)
(21)	Subsidiaries of the Registrant. (Filed herewith.)
Table of Contents    62

(23)	Consent of FORVIS, LLP Independent Registered Public Accounting Firm. (Filed herewith.)
(31.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(a). (Filed herewith.)
(31.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(a). (Filed herewith.)
(32.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(b). (Filed herewith.)
(32.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(b). (Filed herewith.)
(97)	Recoupment Policy. (Filed herewith.)
(101.INS)	XBRL Instance Document. (Filed herewith.)
(101.SCH)	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

* Commission File No. 0-2585.
** Indicates a management contract or compensatory plan or arrangement.
Table of Contents    63