Form 10-Q
period 2023-04-01
DIXIE GROUP INC
filed 2023-05-05
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended April 1, 2023
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of April 21, 2023
Common Stock, $3 Par Value	14,397,907 shares
Class B Common Stock, $3 Par Value	1,121,129 shares
Class C Common Stock, $3 Par Value	0 shares

Table of Contents    1

THE DIXIE GROUP, INC.

Table of Contents    2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(amounts in thousands, except share data)

	April 1, 2023	December 31, 2022
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$494	$363
Receivables, net	30,024	25,009
Inventories, net	83,652	83,699
Prepaid and other current assets	13,157	10,167
Current assets of discontinued operations	456	641
TOTAL CURRENT ASSETS	127,783	119,879

PROPERTY, PLANT AND EQUIPMENT, NET	43,718	44,916
OPERATING LEASE RIGHT-OF-USE ASSETS	19,990	20,617
OTHER ASSETS	14,776	15,982
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	1,538	1,552
TOTAL ASSETS	$207,805	$202,946

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$16,953	$14,205
Accrued expenses	17,912	17,667
Current portion of long-term debt	4,400	4,573
Current portion of operating lease liabilities	2,802	2,774
Current liabilities of discontinued operations	1,740	2,447
TOTAL CURRENT LIABILITIES	43,807	41,666

LONG-TERM DEBT, NET	99,562	94,725
OPERATING LEASE LIABILITIES	17,875	18,802
OTHER LONG-TERM LIABILITIES	13,047	12,480
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	3,808	3,759
TOTAL LIABILITIES	178,099	171,432

COMMITMENTS AND CONTINGENCIES (See Note 17)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 14,405,501 shares for 2023 and 14,453,466 shares for 2022	43,217	43,360
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 1,121,129 shares for 2023 and 1,129,158 shares for 2022	3,363	3,388
Additional paid-in capital	158,652	158,331
Accumulated deficit	(175,740)	(173,784)
Accumulated other comprehensive income	214	219
TOTAL STOCKHOLDERS' EQUITY	29,706	31,514
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$207,805	$202,946

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    3

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended
	April 1, 2023	March 26, 2022
NET SALES	$67,084	$77,575
Cost of sales	49,251	62,399
GROSS PROFIT	17,833	15,176

Selling and administrative expenses	16,409	17,413
Other operating expense, net	68	10
Facility consolidation and severance expenses, net	1,050	—
OPERATING INCOME (LOSS)	306	(2,247)

Interest expense	1,858	1,116
Other income, net	(14)	(1)
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(1,538)	(3,362)
Income tax provision (benefit)	13	(19)
LOSS FROM CONTINUING OPERATIONS	(1,551)	(3,343)
Loss from discontinued operations, net of tax	(207)	(14)
NET LOSS	$(1,758)	$(3,357)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.11)	$(0.22)
Discontinued operations	(0.01)	(0.00)
Net loss	$(0.12)	$(0.22)

BASIC SHARES OUTSTANDING	14,676	15,141

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.11)	$(0.22)
Discontinued operations	(0.01)	(0.00)
Net loss	$(0.12)	$(0.22)

DILUTED SHARES OUTSTANDING	14,676	15,141

DIVIDENDS PER SHARE:
Common Stock	$—	$—
Class B Common Stock	—	—

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    4

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	Three Months Ended
	April 1, 2023	March 26, 2022
NET LOSS	$(1,758)	$(3,357)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Reclassification of gain into earnings from interest rate swaps (1)	—	(7)
Income taxes	—	(2)
Reclassification of gain into earnings from interest rate swaps, net	—	(5)

Reclassification of unrealized loss into earnings from dedesignated interest rate swaps (1)	—	210
Income taxes	—	33
Reclassification of unrealized loss into earnings from dedesignated interest rate swaps, net	—	177

Reclassification of net actuarial gain into earnings from postretirement benefit plans (2)	(5)	(2)
Income taxes	—	—
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(5)	(2)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(5)	170

COMPREHENSIVE LOSS	$(1,763)	$(3,187)

(1) Amounts for cash flow hedges reclassified from accumulated other comprehensive income to net loss were included in interest expense in the Company's consolidated condensed statements of operations.
(2) Amounts for postretirement plans reclassified from accumulated other comprehensive income to net loss were included in selling and administrative expenses in the Company's consolidated condensed statements of operations.

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    5

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Three Months Ended
	April 1, 2023	March 26, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(1,551)	$(3,343)
Loss from discontinued operations	(207)	(14)
Net loss	(1,758)	(3,357)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,605	2,050
Benefit for deferred income taxes	—	(50)
Net gain on property, plant and equipment disposals	(4)	—
Stock-based compensation expense	197	154
Bad debt (credit) expense	(66)	24
Changes in operating assets and liabilities:
Receivables	(5,147)	1,746
Inventories	47	(3,152)
Prepaid and other current assets	(2,990)	1,981
Accounts payable and accrued expenses	3,030	(1,950)
Other operating assets and liabilities	1,494	(151)
NET CASH USED IN OPERATING ACTIVITIES	(3,385)	(2,691)
NET CASH USED IN OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	(674)	(1,338)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	4	—
Purchase of property, plant and equipment	(359)	(345)
NET CASH USED IN INVESTING ACTIVITIES	(355)	(345)
NET CASH PROVIDED BY INVESTING ACTIVITIES - DISCONTINUED OPERATIONS	8	—

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit facility	5,482	(527)
Borrowings on notes payable - buildings	—	11,000
Payments on notes payable - buildings and other term loans	(152)	(5,538)
Payments on notes payable - equipment and other	(477)	(578)
Payments on finance leases	(235)	(363)
Change in outstanding checks in excess of cash	(37)	133
Repurchases of Common Stock	(44)	(95)
Payments for debt issuance costs	—	(227)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,537	3,805

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	131	(569)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	363	1,471
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$494	$902

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,360	$1,010
Interest paid for financing leases	400	333
Income taxes paid, net of tax refunds	65	59

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    6

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(amounts in thousands, except share data)

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2022	$43,360	$3,388	$158,331	$(173,784)	$219	$31,514
Repurchases of Common Stock - 55,994 shares	(168)	—	124	—	—	(44)
Class B converted into Common Stock - 8,029 shares	25	(25)	—	—	—	—
Stock-based compensation expense	—	—	197	—	—	197
Net loss	—	—	—	(1,758)	—	(1,758)
Cumulative effect of CECL adoption	—	—	—	(198)	—	(198)
Other comprehensive loss	—	—	—	—	(5)	(5)
Balance at April 1, 2023	$43,217	$3,363	$158,652	$(175,740)	$214	$29,706

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 25, 2021	$44,378	$3,015	$157,658	$(138,706)	$30	$66,375
Repurchases of Common Stock - 35,160 shares	(105)	—	10	—	—	(95)
Restricted stock grants issued - 284,954 shares	580	274	(854)	—	—	—
Restricted stock grants forfeited - 2,000 shares	(6)	—	6	—	—	—
Stock-based compensation expense	—	—	154	—	—	154
Net loss	—	—	—	(3,357)	—	(3,357)
Other comprehensive income	—	—	—	—	170	170
Balance at March 26, 2022	$44,847	$3,289	$156,974	$(142,063)	$200	$63,247
See accompanying notes to the consolidated condensed financial statements.

Table of Contents    7

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements which do not include all the information and notes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Dixie Group, Inc.'s and its wholly-owned subsidiaries (the "Company") 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2022. Operating results for the three month period ended April 1, 2023 are not necessarily indicative of the results that may be expected for the entire 2023 year.

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

The consolidated condensed financial statements separately report discontinued operations and the results of continuing operations. Unless specifically noted otherwise, footnote disclosures reflect the results of continuing operations only. The results of discontinued operations are presented in Note 20.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was further amended by additional accounting standards updates issued by the FASB. The new standard replaced the incurred loss impairment methodology for recognizing credit losses with a new methodology that requires recognition of lifetime expected credit losses when a financial asset is originated or purchased, even if the risk of loss is remote. The new methodology (referred to as the current expected credit losses model, or "CECL") applies to most financial assets measured at amortized cost, including trade receivables, and requires consideration of a broader range of reasonable and supportable information to estimate expected credit losses. The Company adopted the new standard effective January 1, 2023 using a modified retrospective transition approach, with the cumulative impact of $198 recorded as an increase in the accumulated deficit.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue by end-user markets for the three month periods ended April 1, 2023 and March 26, 2022:

	Three Months Ended
	April 1, 2023	March 26, 2022
Residential floorcovering products	$66,137	$75,518
Other services	947	2,057
Total net sales	$67,084	$77,575

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

The activity in the advanced deposits for the three month periods ended April 1, 2023 and March 26, 2022 is as follows:

	Three Months Ended
	April 1, 2023	March 26, 2022
Beginning contract liability	$1,055	$1,285
Revenue recognized from contract liabilities included in the beginning balance	(753)	(908)
Increases due to cash received, net of amounts recognized in revenue during the period	681	921
Ending contract liability	$983	$1,298
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

NOTE 4 - RECEIVABLES, NET

The Company grants credit to its customers with defined payment terms, performs ongoing evaluations of the credit worthiness of its customers and generally does not require collateral. Accounts receivable are carried at their outstanding principal amounts, less an anticipated amount for discounts and an allowance for doubtful accounts. The Company's allowance for credit losses is computed using a number of factors including past credit loss experience and the aging of amounts due from our customers, in addition to other customer-specific factors. The Company also considered recent trends and developments related to the current macroeconomic environment in determining its ending allowance for credit losses for accounts receivable. If the financial condition of the Company's customers were to deteriorate, resulting in a change in their ability to make payments, or additional changes in macroeconomic factors, additional allowances may be required. Receivables are summarized as follows:

	April 1, 2023	December 31, 2022
Customers, trade	$28,616	$23,111
Other receivables	1,813	2,009
Gross receivables	30,429	25,120
Less: allowance for doubtful accounts (1)	(405)	(111)
Receivables, net	$30,024	$25,009

(1)The Company adopted the new standard, ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2023 using a modified retrospective transition approach, with the cumulative impact being immaterial to the consolidated condensed financial statements. The Company had a credit to the provision for expected credit losses of $66 and had write-offs, net of recoveries of $28 for the three months ended April 1, 2023.

NOTE 5 - INVENTORIES, NET

Inventories are summarized as follows:

	April 1, 2023	December 31, 2022
Raw materials	$27,690	$29,209
Work-in-process	12,820	13,028
Finished goods	68,796	67,018
Supplies and other	91	66
LIFO reserve	(25,745)	(25,622)
Inventories, net	$83,652	$83,699

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	April 1, 2023	December 31, 2022
Land and improvements	$3,417	$3,417
Buildings and improvements	51,231	51,132
Machinery and equipment	155,562	155,317
Assets under construction	1,611	1,606
	211,821	211,472
Accumulated depreciation	(168,103)	(166,556)
Property, plant and equipment, net	$43,718	$44,916

Depreciation of property, plant and equipment, including amounts for finance leases, totaled $1,557 in the three months ended April 1, 2023 and $1,999 in the three months ended March 26, 2022.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	April 1, 2023	December 31, 2022
Compensation and benefits	$5,069	$5,579
Provision for customer rebates, claims and allowances	6,189	6,465
Advanced customer deposits	983	1,055
Outstanding checks in excess of cash	1,674	1,711
Other	3,997	2,857
Accrued expenses	$17,912	$17,667

NOTE 8 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	April 1, 2023	December 31, 2022
Revolving credit facility	$57,276	$51,794
Term loans	24,489	24,547
Notes payable - buildings	10,658	10,752
Notes payable - equipment and other	863	1,342
Finance lease - buildings	10,526	10,597
Finance lease obligations	1,900	2,063
Deferred financing costs, net	(1,750)	(1,797)
Total debt	103,962	99,298
Less: current portion of long-term debt	4,400	4,573
Long-term debt	$99,562	$94,725

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
At the Company's election, advances of the revolving credit facility bear interest at annual rates equal to either (a) SOFR (plus a 0.10% SOFR adjustment) for 1 or 3 month periods, as defined with a floor of 0.75% or published SOFR, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate plus an applicable margin ranging between 0.50% and 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. The applicable margin can be increased by 0.50% if the fixed charge coverage ratio is below a 1.10 to 1.00 ratio. As of April 1, 2023, the applicable margin on the Company's revolving credit facility was 2.50% for SOFR and 1.50% for Prime due to the fixed charge coverage ratio being below 1.10 to 1.00. The Company pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.25% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 7.70% at April 1, 2023 and 6.81% at December 31, 2022.

The agreement is subject to customary terms and conditions and annual administrative fees with pricing varying on excess availability and a fixed charge coverage ratio. The agreement is also subject to certain compliance, affirmative, and financial covenants. As of the reporting date, the Company is in compliance with all such applicable financial covenants or has obtained an appropriate waiver for such applicable financial covenants. The Company is only subject to the financial covenants if borrowing availability is less than $9,375, which is equal to 12.5% of the lesser of the total loan availability of $75,000 or total collateral available, and remains until the availability is greater than 12.5% for thirty consecutive days. As of April 1, 2023, the unused borrowing availability under the revolving credit facility was $13,514.

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

Notes Payable - Buildings

On March 16, 2022, the Company entered into a twenty year $11,000 note payable to refinance its existing note payable on its distribution facility in Adairsville, GA (the "Property"). The refinanced note payable bears interest at a fixed annual rate of 3.81%. Concurrent with the closing of this note, the Company paid off the existing loans secured by the Property in the amount of $5,456 and terminated an existing interest rate swap agreement. The refinanced note is secured by the Property and a guarantee of the Company.

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

Notes Payable - Equipment and Other

The Company's equipment and other financing notes have terms of up to 1 year, bear interest ranging from 3.99% to 4.75% and are due in monthly installments through their maturity dates. The Company's equipment and other notes do not contain any financial covenants.

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

Finance Lease Obligations

The Company's finance lease obligations are due in monthly installments through their maturity dates. The Company's finance lease obligations are secured by the specific equipment leased.

NOTE 9 - LEASES
Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	April 1, 2023	December 31, 2022
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$19,990	$20,617

Current portion of operating lease liabilities	Current portion of operating lease liabilities	$2,802	$2,774
Noncurrent portion of operating lease liabilities	Operating lease liabilities	17,875	18,802
Total operating lease liabilities		$20,677	$21,576

Finance Leases:
Finance lease right-of-use assets (1)	Property, plant, and equipment, net	$5,082	$5,250

Current portion of finance lease liabilities (1)	Current portion of long-term debt	$2,167	$2,321
Noncurrent portion of finance lease liabilities (1)	Long-term debt	10,259	10,339
Total financing lease liabilities		$12,426	$12,660
(1) Includes leases classified as failed sale-leaseback transactions.

Lease cost recognized in the consolidated condensed financial statements is summarized as follows:

	Three Months Ended
	April 1, 2023	March 26, 2022
Operating lease cost	$1,047	$1,078

Finance lease cost:
Amortization of lease assets (1)	$168	$249
Interest on lease liabilities (1)	400	333
Total finance lease costs (1)	$568	$582

(1) Includes leases classified as failed sale-leaseback transactions.

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
Other supplemental information related to leases is summarized as follows:

	April 1, 2023	March 26, 2022
Weighted average remaining lease term (in years):
Operating leases	6.41	7.45
Finance leases (1)	13.49	13.82

Weighted average discount rate:
Operating leases	6.40%	6.31%
Finance leases (1)	9.53%	9.73%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,028	$1,012
Operating cash flows from finance leases (1)	400	333
Financing cash flows from finance leases (1)	235	363
(1) Includes leases classified as failed sale-leaseback transactions.

The following table summarizes the Company's future minimum lease payments under non-cancellable contractual obligations for operating and financing liabilities as of April 1, 2023:

Fiscal Year	Operating Leases	Finance Leases
2023	$2,721	$2,789
2024	3,999	1,045
2025	3,915	1,053
2026	3,707	1,066
2027	3,759	1,080
Thereafter	7,244	12,838
Total future minimum lease payments (undiscounted)	25,345	19,871
Less: Present value discount	4,668	7,445
Total lease liability	$20,677	$12,426

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	April 1, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$494	$494	$363	$363
Financial liabilities:
Long-term debt, including current portion	$91,536	$82,427	$86,638	$76,684
Finance leases, including current portion	12,426	11,463	12,660	11,576

The fair values of the Company's long-term debt and finance leases were estimated using market rates the Company believes would be available for similar types of financial instruments and represent level 2 measurements. The fair values of cash and cash equivalents approximate their carrying amounts due to the short-term nature of the financial instruments.

NOTE 11 - DERIVATIVES

The Company's earnings, cash flows and financial position are exposed to market risks relating to interest rates. It is the Company's policy to minimize its exposure to adverse changes in interest rates and manage interest rate risks inherent in funding the Company with debt. The Company addresses this risk by maintaining a mix of fixed and floating rate debt and evaluating opportunities to enter into interest rate swaps for portions of its variable rate debt to minimize interest rate volatility. As of April 1, 2023, the Company had no interest rate swaps outstanding.

The following tables summarize the pre-tax impact of derivative instruments on the Company's consolidated condensed financial statements:

	Amount of Gain (Loss) Reclassified from AOCIL on the effective portion into Earnings (1)
	Three Months Ended
	April 1, 2023	March 26, 2022
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$—	$(7)
	Amount of Gain or (Loss) Recognized on the Dedesignated Portion in Income on Derivative (2)
	Three Months Ended
	April 1, 2023	March 26, 2022
Derivatives dedesignated as hedging instruments:
Cash flow hedges - interest rate swaps	$—	$210

(1)The amount of gain (loss) reclassified from AOCIL is included in interest expense on the Company's consolidated condensed financial statements.
(2)The amount of gain (loss) recognized in income on the dedesignated and terminated portions of interest rate swaps is included in interest expense on the Company's consolidated condensed statements of operations.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 12 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers approximately 99% of the Company's current associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $88 and $223 for the three months ended April 1, 2023 and March 26, 2022, respectively.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers associates at one facility who are under a collective-bargaining agreement. The number of associates under the plan represents approximately 1% of the Company's total current associates. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $4 and $25 for the three months ended April 1, 2023 and March 26, 2022, respectively.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations for continuing operations owed to participants under this plan were $12,915 at April 1, 2023 and $12,346 at December 31, 2022 and are included in other long-term liabilities in the Company's consolidated condensed balance sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies for continuing operations was $13,065 at April 1, 2023 and $12,296 at December 31, 2022 and is included in other assets in the Company's consolidated condensed balance sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. Expenses related to the multi-employer pension plan were $3 and $56 for the three months ended April 1, 2023 and March 26, 2022, respectively. If the Company were to withdraw from the multi-employer plan, a withdrawal liability would be due, the amount of which would be determined by the plan. The withdrawal liability, as determined by the plan, would be a function of contribution rates, fund status, discount rates and various other factors at the time of any such withdrawal.

NOTE 13 - INCOME TAXES
TE 13 - INCOME TAXES
The effective income tax rate for the three months ending April 1, 2023 was 0.85% compared with a benefit rate of 0.60% for the three months ending March 26, 2022. Because the Company maintains a full valuation allowance against its deferred income tax balances, the Company is only able to recognize refundable credits and a small amount of state taxes in the tax expense for the first three months of 2023. The Company is in a net deferred tax liability position of $91 at April 1, 2023 and December 31, 2022, which is included in other long-term liabilities in the Company's consolidated condensed balance sheets.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $522 and $518 at April 1, 2023 and December 31, 2022, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of April 1, 2023 and December 31, 2022.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended
	April 1, 2023	March 26, 2022
Basic earnings (loss) per share:
Loss from continuing operations	$(1,551)	$(3,343)
Less: Allocation of earnings to participating securities	—	—
Loss from continuing operations available to common shareholders - basic	$(1,551)	$(3,343)
Basic weighted-average shares outstanding (1)	14,676	15,141
Basic earnings (loss) per share - continuing operations	$(0.11)	$(0.22)

Diluted earnings (loss) per share:
Loss from continuing operations available to common shareholders - basic	$(1,551)	$(3,343)
Add: Undistributed earnings reallocated to unvested shareholders	—	—
Loss from continuing operations available to common shareholders - basic	$(1,551)	$(3,343)
Basic weighted-average shares outstanding (1)	14,676	15,141
Effect of dilutive securities:
Stock options (2)	—	—
Directors' stock performance units (2)	—	—
Diluted weighted-average shares outstanding (1)(2)	14,676	15,141
Diluted earnings (loss) per share - continuing operations	$(0.11)	$(0.22)

(1)Includes Common and Class B Common shares, excluding unvested participating securities of 742 thousand as of April 1, 2023 and 841 thousand as of March 26, 2022.
(2)Shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded to the extent they are anti-dilutive. There were 130 thousand and 271 thousand aggregate shares excluded for the three months ended April 1, 2023 and March 26, 2022, respectively.

NOTE 15 - STOCK-BASED COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's consolidated condensed statements of operations. The Company's stock compensation expense was $197 and $154 for the three months ended April 1, 2023 and March 26, 2022, respectively.

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive income, net of tax, are as follows:

Post-Retirement Liabilities
Balance at December 31, 2022	$219
Reclassification of net actuarial gain into earnings from postretirement benefit plans	(5)
Balance at April 1, 2023	$214

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

Environmental Remediation

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and estimable. Remediation obligations are accrued based on the latest available information and are recorded at undiscounted amounts. The Company regularly monitors the progress of environmental remediation. If studies indicate that the cost of remediation has changed from the previous estimate, an adjustment to the liability would be recorded in the period in which such determination is made (See Note 20).

Legal Proceedings

The Company had been sued, together with approximately 90 other defendants, in a lawsuit styled: Brenda E. Bostian, individually and as representative of the Estate of Hoyle Steven Bostian, deceased, case number 2021-CP-40-04877 South Carolina Court of Common Pleas, Fifth Judicial Circuit- Richland County (Columbia SC), alleging that indirect exposure to asbestos at a plant in North Carolina contributed to the wrongful death of Mr. Bostian. The complaint alleged that Mr. Hoyle Bostian’s father worked at a facility in North Carolina where he was exposed to asbestos and that Mr. Bostian’s exposure indirectly caused Mr. Bostian (the decedent) to be exposed to asbestos. The plaintiff’s “secondary” exposure allegedly occurred in the 1950s - prior to the Company’s 1987 acquisition of China Grove Cotton Mills, the company that owned the facility. This lawsuit was settled during the quarter upon payment to the plaintiff of a sum deemed to be immaterial.

The Company had been sued together with several other defendants, in a lawsuit styled: James Franklin Davis and Vera C. Davis v. 3M Company, et al., in the court of Common Pleas, Fifth Judicial Circuit, County of Richmond, State of South Carolina (C'/A NO. 2022-CP-40-02381) alleging various health related and economic damages resulting from alleged exposure to asbestos at a plant in North Carolina formerly owned by the Company. During April 2023, the court dismissed the Company from the case.

NOTE 18 - OTHER (INCOME) EXPENSE, NET

Other operating (income) expense, net is summarized as follows:

	Three Months Ended
	April 1, 2023	March 26, 2022
Other operating expense, net:
Loss on currency exchanges	$10	$34
Retirement expense	74	200
Miscellaneous income	(16)	(224)
Other operating expense, net	$68	$10

NOTE 19 - FACILITY CONSOLIDATION AND SEVERANCE EXPENSES, NET

2022 Consolidation of East Coast Manufacturing Plan

During 2022, the Company implemented a plan to consolidate its East Coast manufacturing in order to reduce its manufacturing costs. Under this plan, the Company consolidated its East Coast tufting operations into one plant in North Georgia, relocated the distribution of luxury vinyl flooring from its Saraland, Alabama facility to its Atmore, Alabama facility and identified space in its Saraland, Alabama and Atmore, Alabama facilities as available for lease or sublease. Costs for the plan include machinery and equipment relocation, inventory relocation, staff reductions and unabsorbed fixed costs during conversion of the Atmore facility.
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
Costs related to the facility consolidation plans are summarized as follows:

					As of April 1, 2023
	Accrued Balance at December 31, 2022	2023 Expenses To Date (1)	2023 Cash Payments	Accrued Balance at April 1, 2023	Total Costs Incurred To Date	Total Expected Costs
Consolidation of East Coast Manufacturing Plan	$1,011	$1,050	$1,558	$503	$4,898	$5,073
COVID-19 Continuity Plan	—	—	—	—	2,533	2,533
Total All Plans	$1,011	$1,050	$1,558	$503	$7,431	$7,606

Asset Impairments	$—	$—	$—	$—	$4,059	$4,059

	Accrued Balance at December 25, 2021	2022 Expenses To Date (1)	2022 Cash Payments	Accrued Balance at March 26, 2022
Consolidation of East Coast Manufacturing Plan	$—	$—	$—	$—
COVID-19 Continuity Plan	78	—	78	—
Totals	$78	$—	$78	$—

Asset Impairments	$—	$—	$—	$—

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

NOTE 20 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	Three Months Ended
	April 1, 2023	March 26, 2022
Loss from discontinued operations:
Workers' compensation costs from former textile operations	$(19)	$(1)
Environmental remediation costs from former textile operations	(25)	—
Commercial business operations	(163)	(13)
Loss from discontinued operations, before taxes	$(207)	$(14)
Income tax benefit	—	—
Loss from discontinued operations, net of tax	$(207)	$(14)

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

Environmental remediation costs from former textile operations

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $2,205 as of April 1, 2023 and $2,205 as of December 31, 2022. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from the Company's estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

Commercial business operations

On September 13, 2021, the Company sold assets that included certain inventory, certain items of machinery and equipment used exclusively in the Commercial Business, and related intellectual property. The Company retained the Commercial Business’ cash deposits, all accounts receivable, and certain inventory and equipment. Additionally, the Company agreed not to compete with the specified commercial business and the Atlas|Masland markets for a period of 5 years following September 13, 2021. The Company was allowed to sell the commercial inventory retained by the Company after the divestiture.
At closing, $2,100 of the proceeds were withheld and deposited in escrow to cover any claims arising with respect to the Commercial business for which the Company may be liable. The $2,100 was agreed to be released to the Company (net of claims paid, if any) in two installments with 50% of the escrow paid in 90 days from closing and the remaining amount paid 18 months from the closing date. As of April 1, 2023, the Company has received payment for both installments.

In order to release liens on certain fixed assets included in the Asset Purchase Agreement, the Company placed $2,100 in cash collateral in an account with the lender (Greater Nevada Credit Union). In the first quarter of 2023, the lender released the funds to the Company.

The Company reclassified the following assets and liabilities for discontinued operations in the accompanying consolidated condensed balance sheets:

	April 1, 2023	December 31, 2022
Current Assets of Discontinued Operations:
Receivables, net	$284	$385
Inventories, net	172	255
Prepaid expenses	—	1
Current Assets Held for Discontinued Operations	$456	$641

Long Term Assets of Discontinued Operations:
Property, plant and equipment, net	$181	$185
Operating lease right of use assets	11	63
Other assets	1,346	1,304
Long Term Assets Held for Discontinued Operations	$1,538	$1,552

Current Liabilities of Discontinued Operations:
Accounts payable	$125	$127
Accrued expenses	1,600	2,245
Current portion of operating lease liabilities	15	75
Current Liabilities Held for Discontinued Operations	$1,740	$2,447

Long Term Liabilities of Discontinued Operations:
Other long term liabilities	$3,808	$3,759
Long Term Liabilities Held for Discontinued Operations	$3,808	$3,759

For the three months ended April 1, 2023 and March 26, 2022, the Company reclassified the following operations of the Commercial business included in discontinued operations in the accompanying consolidated condensed statements of operations:

	Three Months Ended
	April 1, 2023	March 26, 2022

Net sales	$140	$5,009
Cost of sales	261	4,106
Gross profit	(121)	903

Selling and administrative expenses	45	916
Other operating income	(3)	—
Loss from discontinued Commercial business operations	$(163)	$(13)

NOTE 21 - RELATED PARTY TRANSACTIONS

The Company purchases a portion of its product needs from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of the Company. An affiliate of Mr. Shaw holds approximately 7.8% of the Company's Common Stock, which represents approximately 3.1% of the total vote of all classes of the Company's Common Stock. Engineered Floors is one of several suppliers of such materials to the Company. Total purchases from Engineered Floors during the three months ended April 1, 2023 and March 26, 2022 were approximately $64 and $702, respectively; or approximately 0.1% and 1.1%, respectively, of the Company's cost of goods sold. Purchases from Engineered Floors are based on market value negotiated prices. The Company has no contractual commitments with Mr. Shaw associated with its business relationship with Engineered Floors. Transactions with Engineered Floors are reviewed annually by the Company's board of directors.

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
Table of Contents    20

RESULTS OF OPERATIONS
The following tables provide information derived from our unaudited condensed consolidated financial statements for the periods indicated. Percentages used are expressed as a percent of net sales. The discussion that follows each table should be read in conjunction with our unaudited condensed consolidated financial statements as well as our 2022 Annual Report on Form 10-K for the year ended December 31, 2022.
Three Months Ended April 1, 2023 Compared with the Three Months Ended March 26, 2022

Net Sales from Continuing Operations

	Three Months Ended
($ in thousands)	April 1, 2023	March 26, 2022	Inc./(Dec.)	Inc./(Dec.)
Net Sales	$67,084	$77,575	(10,491)	(13.5)%

For the first quarter of 2023, our net sales from continuing operations decreased 13.5% compared with the first quarter of 2022. In the second quarter of 2022, our largest retail customer changed strategies to a focus on lower price point products which prevented us from participating. The loss in net sales related to this account for the comparative periods was $5.3 million. Additionally, customer demand partially attributed to lower net sales due to a decrease in sales of existing homes in the United States market driven by higher interest rates.

	Three Months Ended
	April 1, 2023	March 26, 2022
Net sales	100.0%	100.0%
Cost of sales	73.4%	80.4%
Gross profit	26.6%	19.6%
Selling and administrative expenses	24.5%	22.5%
Other operating expenses, net	0.1%	—%
Facility consolidation and severance expenses, net	1.5%	—%
Operating income (loss)	0.5%	(2.9)%

Gross Profit

Gross profit as a percentage of net sales was 26.6% in the first quarter of 2023 compared with 19.6% in the first quarter of 2022. The higher gross profit percentage in 2023 was primarily driven by decreases in raw material costs, headcount reductions and operational efficiencies as the result of facility consolidations. The lower gross profit percentage in 2022 was driven by increases in raw material costs. The decision, in the fourth quarter of 2021, by our primary raw material provider, Invista, to exit the business had a significant negative impact on our gross margins in the first quarter of 2022.

Selling and Administrative Expenses

Selling and administrative expenses were $16.4 million, or 24.5% of net sales, in the first quarter of 2023 compared with $17.4 million, or 22.5% of net sales, in the year earlier period. The lower expense dollars in the first quarter of 2023 as compared to the first quarter of 2022 were primarily due to lower samples and marketing.

Other Operating Expense, Net

Net other operating expense was $68 thousand in the first quarter of 2023 compared with $10 thousand in the first quarter of 2022.

Table of Contents    21

Facility Consolidation and Severance Expenses, Net

Facility consolidation and severance expenses in the first quarter of 2023 were $1.1 million compared with no expense in the first quarter of 2022. The expenses in the first quarter of 2023 related to our restructuring plan for the consolidation of our east coast manufacturing.

Operating Income (Loss)

We reported operating income of $306 thousand in the first quarter of 2023 compared with an operating loss of $2.2 million in the first quarter of 2022. Improved operating margins as the result of efficiencies in manufacturing operations driven by facility consolidations and cost reductions had a significant favorable impact on our results in the first quarter of 2023.

Interest Expense

Interest expense increased $742 thousand in the first quarter of 2023 compared with the first quarter of 2022. The increase is primarily the result of increased borrowings on our senior credit line and rising interest rates on our variable rate debt.

Income Tax Provision (Benefit)

We recorded an income tax expense from continuing operations of $13 thousand in the first quarter of 2023 compared to an income tax benefit of $19 thousand in the first quarter of 2022.

The effective income tax rate for the three months ending April 1, 2023 was 0.85% compared with a benefit rate of 0.60% for the three months ending March 26, 2022. Because we maintain a full valuation allowance against our deferred tax balances, the we are only able to recognize refundable credits and a small amount of state taxes in the tax expense for the first three months of 2023. We are in a net deferred tax liability position of $91 thousand at April 1, 2023 and December 31, 2022, which is included in other long-term liabilities in our consolidated condensed balance sheets.

We account for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $522 thousand and $518 thousand at April 1, 2023 and December 31, 2022, respectively. Such benefits, if recognized, would affect our effective tax rate. There were no significant interest or penalties accrued as of April 1, 2023 and December 31, 2022.

Net Loss

Continuing operations reflected a loss of $1.6 million, or $0.11 per diluted share, in the first quarter of 2023 compared with a loss of $3.3 million, or $0.22 per diluted share, in the same period in 2022. The loss from discontinued operations was $207 thousand in the first quarter of 2023 compared to a loss of $14 thousand in the first quarter of 2022. See Note 20 to the consolidated financial statements for additional details related to discontinued operations.

Table of Contents    22

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended April 1, 2023, cash used in operating activities in continuing operations was $3.4 million. An Increase in accounts receivable used $5.1 million as a result of higher sales volume during the last half of the quarter. Prepaid and other current assets used $3.0 million primarily as a result of deferred sample and marketing expenses. A decrease in other assets and liabilities generated $1.5 million primarily the result of receiving funds that were previously in escrow. An increase in accounts payable and accrued expenses generated $3.0 million primarily driven by the quarter end timing of payments based on supplier terms.

Purchases of capital assets for the three months April 1, 2023 resulted in a $359 thousand cash out flow to the business primarily for purchase of production equipment. Depreciation and amortization for the three months ended April 1, 2023 were $1.6 million. We expect capital expenditures to be approximately $3.0 million in 2023 while depreciation and amortization is expected to be approximately $6.3 million. Planned capital expenditures in 2023 are primarily for new equipment.

During the three months ended April 1, 2023, cash generated by financing activities was $4.5 million. We had net borrowings on our revolving credit facility of $5.5 million and net payments on notes payable and financing leases of $864 thousand.

We believe, after having reviewed various financial scenarios, our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements under current operating conditions. We have specifically considered the impact of continued operating losses on our liquidity position and our ability to comply with financial covenants by our primary lenders. As part of our evaluation, we considered cost reductions that began in 2022 related to our change to lower cost raw materials, decreased freight expense on imported goods and cost reductions implemented under our East Coast Consolidation Plan, as well as plans for the sale and leaseback of existing assets. Availability under the new Senior Secured Revolving Credit Facility on April 1, 2023 was $13.5 million. Significant additional cash expenditures above our normal liquidity requirements, significant deterioration in economic conditions or continued operating losses could affect our business and require supplemental financing or other funding sources. There can be no assurance that the sale leaseback transaction, other such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us. We cannot predict, and are unable to know, the long-term impact of the COVID-19 pandemic and the related economic consequences or how these events may affect our future liquidity.
Changes to Critical Accounting Policies

Our critical accounting policies were outlined in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

At April 1, 2023, $81,765, or approximately 77% of our total debt, was subject to short-term floating interest rates. A one-hundred basis point fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $818. Included in the $81,765, is the amount outstanding for term loans of $24,489. Both loans are currently set to bear interest of 5% for five years. Every five years, these rates will be reset to reflect the then current 5-year treasury rate plus a margin. A one-hundred basis point fluctuation in the interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $245. See Note 8 for further discussion of these loans.

Table of Contents    23

Item 4. Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of April 1, 2023, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Table of Contents    24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We had been sued, together with approximately 90 other defendants, in a lawsuit styled: Brenda E. Bostian, individually and as representative of the Estate of Hoyle Steven Bostian, deceased, case number 2021-CP-40-04877 South Carolina Court of Common Pleas, Fifth Judicial Circuit- Richland County (Columbia SC), alleging that indirect exposure to asbestos at a plant in North Carolina contributed to the wrongful death of Mr. Bostian. The complaint alleged that Mr. Hoyle Bostian’s father worked at a facility in North Carolina where he was exposed to asbestos and that Mr. Bostian’s exposure indirectly caused Mr. Bostian (the decedent) to be exposed to asbestos. The plaintiff’s “secondary” exposure allegedly occurred in the 1950s - prior to the Company’s 1987 acquisition of China Grove Cotton Mills, the company that owned the facility. This lawsuit was settled during the quarter upon payment to the plaintiff of a sum deemed to be immaterial.

We had been sued together with several other defendants, in a lawsuit styled: James Franklin Davis and Vera C. Davis v. 3M Company, et al., in the court of Common Pleas, Fifth Judicial Circuit, County of Richmond, State of South Carolina (C'/A NO. 2022-CP-40-02381) alleging various health related and economic damages resulting from alleged exposure to asbestos at a plant in North Carolina formerly owned by the Company. During April 2023, the court dismissed the Company from the case.

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

Our financial condition and results of operations have been and could likely be adversely impacted in the future by COVID-19 or other pandemics and the related negative impact on economic conditions.

Global and/or local pandemics, such as COVID-19, have negatively impacted areas where we operate and sell our products and services. The COVID-19 outbreak in the second quarter of 2020 had a material adverse effect on our ability to operate and our results of operations as public health organizations recommended, and many governments implemented, measures to slow and limit the transmission of the virus, including shelter in place and social distancing ordinances. Although the accessibility of vaccines and other preventive measures have lessened the impact, new variants may necessitate a return of such restrictive, preventive measures which may have a material adverse effect on our business for an indefinite period of time, such as the potential shut down of certain locations, decreased employee availability, disruptions to the businesses of our selling channel partners, and others. Our suppliers and customers may also face these and other challenges, which could lead to a disruption in our supply chain as well as decreased construction and renovation spending and consumer demand for our products and services. These issues may also materially affect our current and future access to sources of liquidity, particularly our cash flows from operations, and access to financing. The long-term economic impact and near-term financial impacts of the COVID-19 pandemic, including but not limited to, potential near term or long-term risk of asset impairment, restructuring, and other charges, cannot be reliably quantified or estimated at this time due to the uncertainty of future developments.

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

Table of Contents    25

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
Table of Contents    26

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
Table of Contents    27

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
Table of Contents    28

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

Table of Contents    29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

The following table provides information regarding our repurchases of our Common Stock Shares during the three months ended April 1, 2023:

Fiscal Month Ending	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs (2)
February 4, 2023	—	$—	—
March 4, 2023	—	—	—
April 1, 2023	55,994	0.78	—
Three Months Ended April 1, 2023	55,994	$0.78	—	$—
(1) During the three months ended April 1, 2023, 55,994 shares were withheld from employees in lieu of cash payments for withholding taxes due for a total amount of $43,675 pursuant to the terms of the applicable incentive plans.
(2) We had no active programs to repurchase shares from the market.

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

THE DIXIE GROUP, INC.
(Registrant)

Date: May 5, 2023	By: /s/ Allen L. Danzey
Allen L. Danzey Vice President and Chief Financial Officer

Table of Contents    31