Form 10-Q
period 2023-09-30
DIXIE GROUP INC
filed 2023-11-13
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2023
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of November 3, 2023
Common Stock, $3 Par Value	14,426,034 shares
Class B Common Stock, $3 Par Value	1,121,129 shares
Class C Common Stock, $3 Par Value	0 shares
Table of Contents    1

THE DIXIE GROUP, INC.

Table of Contents    2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(amounts in thousands, except share data)

	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$173	$363
Receivables, net	28,074	25,009
Inventories, net	79,940	83,699
Prepaid and other current assets	12,187	10,167
Current assets of discontinued operations	301	641
TOTAL CURRENT ASSETS	120,675	119,879

PROPERTY, PLANT AND EQUIPMENT, NET	40,952	44,916
OPERATING LEASE RIGHT-OF-USE ASSETS	18,780	20,617
OTHER ASSETS	15,393	15,982
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	1,335	1,552
TOTAL ASSETS	$197,135	$202,946

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$18,909	$14,205
Accrued expenses	18,851	17,667
Current portion of long-term debt	3,197	4,573
Current portion of operating lease liabilities	2,824	2,774
Current liabilities of discontinued operations	1,360	2,447
TOTAL CURRENT LIABILITIES	45,141	41,666

LONG-TERM DEBT, NET	92,696	94,725
OPERATING LEASE LIABILITIES	16,676	18,802
OTHER LONG-TERM LIABILITIES	13,067	12,480
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	3,627	3,759
TOTAL LIABILITIES	171,207	171,432

COMMITMENTS AND CONTINGENCIES (See Note 17)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 14,435,334 shares for 2023 and 14,453,466 shares for 2022	43,306	43,360
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 1,121,129 shares for 2023 and 1,129,158 shares for 2022	3,363	3,388
Additional paid-in capital	158,916	158,331
Accumulated deficit	(179,860)	(173,784)
Accumulated other comprehensive income	203	219
TOTAL STOCKHOLDERS' EQUITY	25,928	31,514
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$197,135	$202,946

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    3

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
NET SALES	$68,576	$71,762	$209,669	$233,034
Cost of sales	50,341	59,225	153,821	189,266
GROSS PROFIT	18,235	12,537	55,848	43,768

Selling and administrative expenses	18,743	18,606	54,195	54,875
Other operating (income) expense, net	(147)	113	(313)	258
Facility consolidation and severance expenses, net	552	968	2,320	968
OPERATING LOSS	(913)	(7,150)	(354)	(12,333)

Interest expense	1,795	1,302	5,503	3,498
Other income, net	(622)	(2)	(634)	(3)
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(2,086)	(8,450)	(5,223)	(15,828)
Income tax provision (benefit)	125	(78)	159	(94)
LOSS FROM CONTINUING OPERATIONS	(2,211)	(8,372)	(5,382)	(15,734)
Loss from discontinued operations, net of tax	(183)	(408)	(496)	(890)
NET LOSS	$(2,394)	$(8,780)	$(5,878)	$(16,624)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.15)	$(0.55)	$(0.36)	$(1.04)
Discontinued operations	(0.01)	(0.03)	(0.04)	(0.05)
Net loss	$(0.16)	$(0.58)	$(0.40)	$(1.09)

BASIC SHARES OUTSTANDING	14,824	15,226	14,769	15,196

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.15)	$(0.55)	$(0.36)	$(1.04)
Discontinued operations	(0.01)	(0.03)	(0.04)	(0.05)
Net loss	$(0.16)	$(0.58)	$(0.40)	$(1.09)

DILUTED SHARES OUTSTANDING	14,824	15,226	14,769	15,196

DIVIDENDS PER SHARE:
Common Stock	$—	$—	$—	$—
Class B Common Stock	—	—	—	—

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    4

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
NET LOSS	$(2,394)	$(8,780)	$(5,878)	$(16,624)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Reclassification of gain into earnings from interest rate swaps (1)	—	—	—	(7)
Income taxes	—	—	—	(2)
Reclassification of gain into earnings from interest rate swaps, net	—	—	—	(5)

Reclassification of unrealized loss into earnings from dedesignated interest rate swaps (1)	—	—	—	210
Income taxes	—	—	—	33
Reclassification of unrealized loss into earnings from dedesignated interest rate swaps, net	—	—	—	177

Reclassification of net actuarial gain into earnings from postretirement benefit plans (2)	(5)	—	(16)	(2)
Income taxes	—	—	—	—
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(5)	—	(16)	(2)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(5)	—	(16)	170

COMPREHENSIVE LOSS	$(2,399)	$(8,780)	$(5,894)	$(16,454)

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

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Nine Months Ended
	September 30, 2023	September 24, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(5,382)	$(15,734)
Loss from discontinued operations	(496)	(890)
Net loss	(5,878)	(16,624)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,978	6,057
Benefit for deferred income taxes	—	(125)
Net gain on property, plant and equipment disposals	(1)	(40)
Stock-based compensation expense	550	559
Expense for expected credit losses	21	39
Gain on extinguishment of debt	(625)	—
Changes in operating assets and liabilities:
Receivables	(3,284)	8,508
Inventories	3,759	(11,162)
Prepaid and other current assets	(2,020)	(1,406)
Accounts payable and accrued expenses	6,130	(1,216)
Other operating assets and liabilities	914	800
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,040	(13,720)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	(1,166)	1,416

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	29	40
Purchase of property, plant and equipment	(763)	(3,961)
Cash paid for investment in joint venture	—	(1,000)
NET CASH USED IN INVESTING ACTIVITIES	(734)	(4,921)
NET CASH PROVIDED BY INVESTING ACTIVITIES - DISCONTINUED OPERATIONS	8	1

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit facility	(528)	13,884
Borrowings on notes payable - buildings	—	11,000
Payments on notes payable - buildings and other term loans	(457)	(5,798)
Payments on notes payable - equipment and other	(1,341)	(1,607)
Payments on finance leases	(726)	(881)
Change in outstanding checks in excess of cash	(242)	572
Repurchases of Common Stock	(44)	(229)
Payments for debt issuance costs	—	(227)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,338)	16,714

DECREASE IN CASH AND CASH EQUIVALENTS	(190)	(510)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	363	1,471
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$173	$961

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$4,270	$2,027
Interest paid for financing leases	943	973
Income taxes paid, net of (tax refunds)	(725)	55
Right-of-use assets obtained in exchange for new operating lease liabilities	7	911
Equipment purchased under finance lease	133	—

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    6

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(amounts in thousands, except share data)

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2022	$43,360	$3,388	$158,331	$(173,784)	$219	$31,514
Repurchases of Common Stock - 55,994 shares	(168)	—	124	—	—	(44)
Class B converted into Common Stock - 8,029 shares	25	(25)	—	—	—	—
Stock-based compensation expense	—	—	197	—	—	197
Net loss	—	—	—	(1,758)	—	(1,758)
Cumulative effect of CECL adoption	—	—	—	(198)	—	(198)
Other comprehensive loss	—	—	—	—	(5)	(5)
Balance at April 1, 2023	$43,217	$3,363	$158,652	$(175,740)	$214	$29,706
Restricted stock grants issued - 40,000 shares	120	—	(120)	—	—	—
Restricted stock grants forfeited - 10,167 shares	(31)	—	31	—	—	—
Stock-based compensation expense	—	—	171	—	—	171
Net loss	—	—	—	(1,726)	—	(1,726)
Other comprehensive loss	—	—	—	—	(6)	(6)
Balance at July 1, 2023	$43,306	$3,363	$158,734	$(177,466)	$208	$28,145
Stock-based compensation expense	—	—	182	—	—	182
Net loss	—	—	—	(2,394)	—	(2,394)
Other comprehensive loss	—	—	—	—	(5)	(5)
Balance at September 30, 2023	$43,306	$3,363	$158,916	$(179,860)	$203	$25,928

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 25, 2021	$44,378	$3,015	$157,658	$(138,706)	$30	$66,375
Repurchases of Common Stock - 35,160 shares	(105)	—	10	—	—	(95)
Restricted stock grants issued - 284,954 shares	580	274	(854)	—	—	—
Restricted stock grants forfeited - 2,000 shares	(6)	—	6	—	—	—
Stock-based compensation expense	—	—	154	—	—	154
Net loss	—	—	—	(3,357)	—	(3,357)
Other comprehensive income	—	—	—	—	170	170
Balance at March 26, 2022	$44,847	$3,289	$156,974	$(142,063)	$200	$63,247
Restricted stock grants issued - 142,957 shares	331	98	(429)	—	—	—
Stock-based compensation expense	—	—	197	—	—	197
Net loss	—	—	—	(4,487)	—	(4,487)
Balance at June 25, 2022	$45,178	$3,387	$156,742	$(146,550)	$200	$58,957
Repurchases of Common Stock - 105,381 shares	(316)	—	183	—	—	(133)
Stock-based compensation expense	—	—	207	—	—	207
Net loss	—	—	—	(8,780)	—	(8,780)
Balance at September 24, 2022	$44,862	$3,387	$157,132	$(155,330)	$200	$50,251

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    7

Table of Contents    8

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements which do not include all the information and notes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Dixie Group, Inc.'s and its wholly-owned subsidiaries (the "Company") 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2022. The balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. Operating results for the three and nine month periods ended September 30, 2023 are not necessarily indicative of the results that may be expected for the entire 2023 year.

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
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue by end-user markets for the three and nine month periods ended September 30, 2023 and September 24, 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Residential floorcovering products	$67,659	$70,125	$206,515	$227,610
Other services	917	1,637	3,154	5,424
Total net sales	$68,576	$71,762	$209,669	$233,034

Residential floorcovering products. Residential floorcovering products include broadloom carpet, rugs, luxury vinyl flooring and engineered hardwood. These products are sold into the designer, retailer, mass merchant and builder markets.

Other services. Other services include carpet yarn processing and carpet dyeing services.

Contract Balances

Other than receivables that represent an unconditional right to consideration, which are presented in Note 4, the Company does not recognize any contract assets which give conditional rights to receive consideration, because the Company does not incur costs to obtain customer contracts that are recoverable. The Company often receives cash payments from customers in advance of the Company’s performance for limited production run orders resulting in contract liabilities. These contract liabilities are classified in accrued expenses in the consolidated condensed balance sheets based on the timing of when the Company expects to recognize revenue, which is typically less than a year. The net decrease or increase in the contract liabilities is primarily driven by order activity for limited runs requiring deposits offset by the recognition of revenue and the application of deposit on the receivables ledger for such activity during the period.

The activity in the advanced deposits for the three and nine month periods ended September 30, 2023 and September 24, 2022 is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Beginning contract liability	$1,034	$1,122	$1,055	$1,285
Revenue recognized from contract liabilities included in the beginning balance	(742)	(797)	(862)	(1,096)
Increases due to cash received, net of amounts recognized in revenue during the period	785	760	884	896
Ending contract liability	$1,077	$1,085	$1,077	$1,085
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

Variable Consideration

The nature of the Company’s business gives rise to variable consideration, including rebates, allowances, and returns that generally decrease the transaction price, which reduces revenue. These variable amounts are generally credited to the customer, based on product returns, price concessions or achieving certain levels of sales activity.

Variable consideration is estimated at the most likely amount that is expected to be earned. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. Estimates of variable consideration are based upon historical experience and known trends.

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

NOTE 4 - RECEIVABLES, NET

The Company grants credit to its customers with defined payment terms, performs ongoing evaluations of the credit worthiness of its customers and generally does not require collateral. Accounts receivable are carried at their outstanding principal amounts, less an anticipated amount for discounts and an allowance for expected credit losses. The Company's allowance for credit losses is computed using a number of factors including past credit loss experience and the aging of amounts due from our customers, in addition to other customer-specific factors. The Company also considered recent trends and developments related to the current macroeconomic environment in determining its ending allowance for credit losses for accounts receivable. If the financial condition of the Company's customers were to deteriorate, resulting in a change in their ability to make payments, or additional changes in macroeconomic factors occur, additional allowances may be required. Receivables are summarized as follows:

	September 30, 2023	December 31, 2022
Customers, trade	$27,585	$23,111
Other receivables	928	2,009
Gross receivables	28,513	25,120
Less: allowance for expected credit losses (1)	(439)	(111)
Receivables, net	$28,074	$25,009

(1)The Company adopted the new standard, ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2023 using a modified retrospective transition approach, with the cumulative impact being $388 from continuing operations. The Company recognized an expense to the provision for expected credit losses of $49 and $21 and recognized write-offs, net of recoveries of $21 and $82 for the three and nine months ended September 30, 2023, respectively.

NOTE 5 - INVENTORIES, NET

Inventories are summarized as follows:

	September 30, 2023	December 31, 2022
Raw materials	$26,349	$29,209
Work-in-process	12,034	13,028
Finished goods	61,717	67,018
Supplies and other	64	66
LIFO reserve	(20,224)	(25,622)
Inventories, net	$79,940	$83,699

Table of Contents    11

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	September 30, 2023	December 31, 2022
Land and improvements	$3,417	$3,417
Buildings and improvements	52,049	51,132
Machinery and equipment	155,080	155,317
Assets under construction	1,143	1,606
	211,689	211,472
Accumulated depreciation	(170,737)	(166,556)
Property, plant and equipment, net	$40,952	$44,916

Depreciation of property, plant and equipment, including amounts for finance leases, totaled $1,684 and $4,832 in the three and nine months ended September 30, 2023, respectively and $1,959 and $5,933 in the three and nine months ended September 24, 2022, respectively.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	September 30, 2023	December 31, 2022
Compensation and benefits	$5,062	$5,579
Provision for customer rebates, claims and allowances	7,496	6,465
Advanced customer deposits	1,077	1,055
Outstanding checks in excess of cash	1,468	1,711
Other	3,748	2,857
Accrued expenses	$18,851	$17,667

NOTE 8 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	September 30, 2023	December 31, 2022
Revolving credit facility	$51,266	$51,794
Term loans	24,376	24,547
Notes payable - buildings	10,466	10,752
Notes payable - equipment and other	919	1,342
Finance lease - buildings	10,383	10,597
Finance lease obligations	140	2,063
Deferred financing costs, net	(1,657)	(1,797)
Total debt	95,893	99,298
Less: current portion of long-term debt	3,197	4,573
Long-term debt	$92,696	$94,725

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
At the Company's election, advances of the revolving credit facility bear interest at annual rates equal to either (a) SOFR (plus a 0.10% SOFR adjustment) for 1 or 3 month periods, as defined with a floor of 0.75% or published SOFR, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate plus an applicable margin ranging between 0.50% and 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. The applicable margin can be increased by 0.50% if the fixed charge coverage ratio is below a 1.10 to 1.00 ratio. As of September 30, 2023, the applicable margin on the Company's revolving credit facility was 2.50% for SOFR and 1.50% for Prime due to the fixed charge coverage ratio being below 1.10 to 1.00. The Company pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.25% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 8.08% at September 30, 2023 and 6.81% at December 31, 2022.

The agreement is subject to customary terms and conditions and annual administrative fees with pricing varying on excess availability and a fixed charge coverage ratio. The agreement is also subject to certain compliance, affirmative, and financial covenants. The Company is only subject to the financial covenants if borrowing availability is less than $9,013, which is equal to 12.5% of the lesser of the total loan availability of $75,000 or total collateral available, and remains until the availability is greater than 12.5% for thirty consecutive days. As of September 30, 2023, the unused borrowing availability under the revolving credit facility was $15,855.

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

In the Company's self-assessment of going concern, with reflection on the Company's operating loss in 2022, the Company considered its future ability to comply with the financial covenants in its existing debt agreements. ASU 2014-15 as issued by the FASB requires Company management to perform a going concern self-assessment each annual and interim reporting period. In performing its evaluation, management considered known and reasonably knowable information as of the reporting date. The Company also considered the significant unfavorable impact if it were unable to maintain compliance with financial covenants by its primary lenders. As part of the evaluation, the Company considered cost reductions that began in 2022 related to its change to lower cost raw materials, decreased freight expense on imported goods and cost reductions implemented under its East Coast Consolidation Plan, as well as plans for the sale and leaseback of existing assets. The financial statements do not include any adjustments that might result from the outcome of the uncertainty of the ability to maintain compliance with the financial covenants.

Notes Payable - Equipment and Other

On September 15, 2023, the Company entered into a debt amendment on an existing debt arrangement for manufacturing equipment that was previously set to mature on September 30, 2023. The Company's amended equipment and other financing
Table of Contents    13

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
note has a term of 1 year, 3 months, bears interest at 7.84% and is due in monthly installments through its maturity date. The Company's equipment and other financing note does not contain any financial covenants.

In accordance with ASC Topic No. 470, “Debt – Modifications and Extinguishments” (Topic 470), the amendment noted above was determined to be an extinguishment of the existing debt and an issuance of new debt resulting in the addition of a non-cash financing activity of $919 and the removal of a non-cash financing activity of $1,544. As a result, we recorded a gain on the extinguishment of debt in the amount of $625 within “Other income, net ” in our consolidated condensed statements of operations.

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

NOTE 9 - LEASES

Leases as Lessee

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	September 30, 2023	December 31, 2022
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$18,780	$20,617

Current portion of operating lease liabilities	Current portion of operating lease liabilities	$2,824	$2,774
Noncurrent portion of operating lease liabilities	Operating lease liabilities	16,676	18,802
Total operating lease liabilities		$19,500	$21,576

Finance Leases:
Finance lease right-of-use assets (1)	Property, plant, and equipment, net	$3,445	$5,250

Current portion of finance lease liabilities (1)	Current portion of long-term debt	$320	$2,321
Noncurrent portion of finance lease liabilities (1)	Long-term debt	10,203	10,339
Total financing lease liabilities		$10,523	$12,660
(1) Includes leases classified as failed sale-leaseback transactions.

Table of Contents    14

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
Lease cost recognized in the consolidated condensed financial statements is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Operating lease cost	$1,032	$926	$3,100	$3,122

Finance lease cost:
Amortization of lease assets (1)	$178	$205	$514	$703
Interest on lease liabilities (1)	286	316	943	973
Total finance lease costs (1)	$464	$521	$1,457	$1,676
(1) Includes leases classified as failed sale-leaseback transactions.

Other supplemental information related to leases is summarized as follows:

	September 30, 2023	September 24, 2022
Weighted average remaining lease term (in years):
Operating leases	5.95	6.85
Finance leases (1)	15.19	13.70

Weighted average discount rate:
Operating leases	6.40%	6.39%
Finance leases (1)	7.06%	9.65%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,073	$2,940
Operating cash flows from finance leases (1)	943	973
Financing cash flows from finance leases (1)	726	881
(1) Includes leases classified as failed sale-leaseback transactions.

The following table summarizes the Company's future minimum lease payments under non-cancellable contractual obligations for operating and financing liabilities as of September 30, 2023:

Fiscal Year	Operating Leases	Finance Leases
2023	$999	$182
2024	4,001	1,077
2025	3,917	1,085
2026	3,709	1,098
2027	3,760	1,111
Thereafter	7,245	12,859
Total future minimum lease payments (undiscounted)	23,631	17,412
Less: Present value discount	4,131	6,889
Total lease liability	$19,500	$10,523

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
expedient to combine all non-lease components as a combined component. The nature of the Company’s sublease agreements do not provide for variable lease payments, options to purchase, or extensions.

Lease income and sublease income related to fixed lease payments recognized in the consolidated condensed financial statements is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Operating lease income	$267	$—	$329	$—

The following table summarizes the Company's undiscounted lease payments to be received under operating leases including amounts to be paid by the Company to the head lessor for the next five years and thereafter as of September 30, 2023:

Fiscal Year	Gross Lease Payments	Payments to Head Lessor	Net Lease Payments
2023	$370	$63	$308
2024	1,305	251	1,054
2025	1,253	253	1,000
2026	1,278	256	1,022
2027	1,303	259	1,044
Thereafter	766	163	603
Total	$6,275	$1,245	$5,031

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

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	September 30, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$173	$173	$363	$363
Financial liabilities:
Long-term debt, including current portion	$85,370	$76,424	$86,638	$76,684
Finance leases, including current portion	10,523	9,076	12,660	11,576

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 11 - DERIVATIVES

The Company's earnings, cash flows and financial position are exposed to market risks relating to interest rates. It is the Company's policy to minimize its exposure to adverse changes in interest rates and manage interest rate risks inherent in funding the Company with debt. The Company addresses this risk by maintaining a mix of fixed and floating rate debt and evaluating opportunities to enter into interest rate swaps for portions of its variable rate debt to minimize interest rate volatility. As of September 30, 2023, the Company had no interest rate swaps outstanding.

The following tables summarize the pre-tax impact of derivative instruments on the Company's consolidated condensed financial statements:

	Amount of Gain (Loss) Reclassified from AOCIL on the effective portion into Earnings (1)
	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate swaps	$—	$—	$—	$(7)
	Amount of Gain or (Loss) Recognized on the Dedesignated Portion in Income on Derivative (2)
	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Derivatives dedesignated as hedging instruments:
Cash flow hedges - interest rate swaps	$—	$—	$—	$210

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
NOTE 12 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers approximately 98% of the Company's current associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $63 and $94 for the three months ended September 30, 2023 and September 24, 2022, respectively and $230 and $189 for the nine months ended September 30, 2023 and September 24, 2022, respectively.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers associates at one facility who are under a collective-bargaining agreement. The number of associates under the plan represents approximately 2% of the Company's total current associates. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $2 and $14 for the three months ended September 30, 2023 and September 24, 2022, respectively and $8 and $60 for the nine months ended September 30, 2023 and September 24, 2022, respectively.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations for continuing operations owed to participants under this plan were $12,804 at September 30, 2023 and $12,346 at December 31, 2022 and are included in other long-term liabilities in the Company's consolidated condensed balance sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies for continuing operations was $13,396 at September 30, 2023 and $12,296 at December 31, 2022 and is included in other assets in the Company's consolidated condensed balance sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. Expenses related to the multi-employer pension plan were $6 and $38 for the three months ended September 30, 2023 and September 24, 2022, respectively and $16 and $141 for the nine months ended September 30, 2023 and September 24, 2022, respectively. If the Company were to withdraw from the multi-employer plan, a withdrawal liability would be due, the amount of which would be determined by the plan. The withdrawal liability, as determined by the plan, would be a function of contribution rates, fund status, discount rates and various other factors at the time of any such withdrawal.

NOTE 13 - INCOME TAXES
TE 13 - INCOME TAXES
The effective income tax rate for the nine months ending September 30, 2023 was 3.04% compared with a benefit rate of 0.59% for the nine months ending September 24, 2022. Because the Company maintains a full valuation allowance against its deferred income tax balances, the Company is only able to recognize refundable credits and a small amount of state taxes in the tax expense for the first nine months of 2023. The Company is in a net deferred tax liability position of $91 at September 1, 2023 and December 31, 2022, which is included in other long-term liabilities in the Company's consolidated condensed balance sheets.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $549 and $518 at September 30, 2023 and December 31, 2022, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of September 30, 2023 and December 31, 2022.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Basic earnings (loss) per share:
Loss from continuing operations	$(2,211)	$(8,372)	$(5,382)	$(15,734)
Less: Allocation of earnings to participating securities	—	—	—	—
Loss from continuing operations available to common shareholders - basic	$(2,211)	$(8,372)	$(5,382)	$(15,734)
Basic weighted-average shares outstanding (1)	14,824	15,226	14,769	15,196
Basic earnings (loss) per share - continuing operations	$(0.15)	$(0.55)	$(0.36)	$(1.04)

Diluted earnings (loss) per share:
Loss from continuing operations available to common shareholders - basic	$(2,211)	$(8,372)	$(5,382)	$(15,734)
Add: Undistributed earnings reallocated to unvested shareholders	—	—	—	—
Loss from continuing operations available to common shareholders - basic	$(2,211)	$(8,372)	$(5,382)	$(15,734)
Basic weighted-average shares outstanding (1)	14,824	15,226	14,769	15,196
Effect of dilutive securities:
Stock options (2)	—	—	—	—
Directors' stock performance units (2)	—	—	—	—
Diluted weighted-average shares outstanding (1)(2)	14,824	15,226	14,769	15,196
Diluted earnings (loss) per share - continuing operations	$(0.15)	$(0.55)	$(0.36)	$(1.04)

(1)Includes Common and Class B Common shares, excluding unvested participating securities of 732 thousand as of September 30, 2023 and 944 thousand as of September 24, 2022.
(2)Shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded to the extent they are anti-dilutive. There were 574 thousand and 130 thousand aggregate shares excluded for the three and nine months ended September 30, 2023 and September 24, 2022, respectively.

NOTE 15 - STOCK-BASED COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's consolidated condensed statements of operations. The Company's stock compensation expense was $182 and $207 for the three months ended September 30, 2023 and September 24, 2022, respectively. The Company's stock compensation expense was $550 and $559 for the nine months ended September 30, 2023 and September 24, 2022, respectively.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

The following weighted-average assumptions were used to estimate the fair value of stock options granted during nine months ended September 30, 2023:

Risk-free interest rate	3.80%
Expected volatility	97.96%
Expected dividends	—%
Expected life of options	5 years

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive income, net of tax, are as follows:

Post-Retirement Liabilities
Balance at December 31, 2022	$219
Reclassification of net actuarial gain into earnings from postretirement benefit plans	(16)
Balance at September 30, 2023	$203

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

NOTE 18 - OTHER (INCOME) EXPENSE, NET

Other operating (income) expense, net is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Other operating (income) expense, net:
Gain on property, plant and equipment disposals	$—	$(30)	$(1)	$(40)
(Gain) loss on currency exchanges	(7)	34	35	120
Retirement expense	63	105	176	451
Insurance proceeds	—	—	(246)	(199)
Lease income	(267)	—	(329)	—
Miscellaneous (income) expense	64	4	52	(74)
Other operating (income) expense, net	$(147)	$113	$(313)	$258

Included in the $622 and $634 other income, net for the three and nine months ended September 30, 2023 is a gain of $625 related to an extinguishment of a debt arrangement.

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
Costs related to the facility consolidation plans are summarized as follows:

					As of September 30, 2023
	Accrued Balance at December 31, 2022	2023 Expenses To Date (1)	2023 Cash Payments	Accrued Balance at September 30, 2023	Total Costs Incurred To Date	Total Expected Costs
Consolidation of East Coast Manufacturing Plan	$1,011	$2,320	$3,271	$60	$6,169	$6,667
COVID-19 Continuity Plan	—	—	—	—	2,533	2,533
Total All Plans	$1,011	$2,320	$3,271	$60	$8,702	$9,200

Asset Impairments	$—	$—	$—	$—	$4,059	$4,059

	Accrued Balance at December 25, 2021	2022 Expenses To Date (1)	2022 Cash Payments	Accrued Balance at September 24, 2022
Consolidation of East Coast Manufacturing Plan	$—	$968	$968	$—
COVID-19 Continuity Plan	78	—	78	—
Totals	$78	$968	$1,046	$—

Asset Impairments	$—	$—	$—	$—

(1) Costs incurred under these plans are classified as "facility consolidation and severance expenses, net" in the Company's consolidated condensed statements of operations.

Table of Contents    20

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 20 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Loss from discontinued operations:
Workers' compensation costs from former textile operations	$(11)	$(30)	$(56)	$(31)
Environmental remediation costs from former textile operations	(21)	(51)	(50)	(41)
Commercial business operations	(173)	(327)	(438)	(818)
Loss from discontinued operations, before taxes	$(205)	$(408)	$(544)	$(890)
Income tax benefit	(22)	—	(48)	—
Loss from discontinued operations, net of tax	$(183)	$(408)	$(496)	$(890)

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

Environmental remediation costs from former textile operations

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $2,205 as of September 30, 2023 and $2,205 as of December 31, 2022. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from the Company's estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

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
At closing, $2,100 of the proceeds were withheld and deposited in escrow to cover any claims arising with respect to the Commercial business for which the Company may be liable. The $2,100 was agreed to be released to the Company (net of claims paid, if any) in two installments with 50% of the escrow paid in 90 days from closing and the remaining amount paid 18 months from the closing date. As of September 30, 2023, the Company had received payment for both installments.

In order to release liens on certain fixed assets included in the Asset Purchase Agreement, the Company placed $2,100 in cash collateral in an account with the lender (Greater Nevada Credit Union). In the first quarter of 2023, the lender released the funds to the Company.

The Company reclassified the following assets and liabilities for discontinued operations in the accompanying consolidated condensed balance sheets:

	September 30, 2023	December 31, 2022
Current Assets of Discontinued Operations:
Receivables, net	$172	$385
Inventories, net	129	255
Prepaid expenses	—	1
Current Assets Held for Discontinued Operations	$301	$641

Long Term Assets of Discontinued Operations:
Property, plant and equipment, net	$180	$185
Operating lease right of use assets	—	63
Other assets	1,155	1,304
Long Term Assets Held for Discontinued Operations	$1,335	$1,552

Current Liabilities of Discontinued Operations:
Accounts payable	$131	$127
Accrued expenses	1,229	2,245
Current portion of operating lease liabilities	—	75
Current Liabilities Held for Discontinued Operations	$1,360	$2,447

Long Term Liabilities of Discontinued Operations:
Other long term liabilities	$3,627	$3,759
Long Term Liabilities Held for Discontinued Operations	$3,627	$3,759

For the three and nine months ended September 30, 2023 and September 24, 2022, the Company reclassified the following operations of the Commercial business included in discontinued operations in the accompanying consolidated condensed statements of operations:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net sales	$15	$710	$185	$7,622
Cost of sales	31	929	423	7,247
Gross profit	(16)	(219)	(238)	375

Selling and administrative expenses	102	107	150	1,244
Other operating (income) expense, net	55	1	50	(51)
Loss from discontinued Commercial business operations	$(173)	$(327)	$(438)	$(818)

NOTE 21 - RELATED PARTY TRANSACTIONS

The Company purchases a portion of its product needs from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of the Company. An affiliate of Mr. Shaw holds approximately 7.8% of the Company's Common Stock, which represents approximately 3.1% of the total vote of all classes of the Company's Common Stock. Engineered Floors is one of several suppliers of such materials to the Company. Total purchases from Engineered Floors during the three months ended September 30, 2023 and September 24, 2022 were approximately $0 and $3, respectively; or approximately 0.0% and 0.0%, respectively, of the Company's cost of goods sold. Total purchases from Engineered Floors during the nine months ended September 30, 2023 and September 24, 2022 were approximately $64 and $917, respectively; or approximately 0.0% and 2.0%, respectively, of the Company's cost of goods sold. Purchases from Engineered Floors are based on market value negotiated prices. The Company has no contractual commitments with Mr. Shaw associated with its business relationship with Engineered Floors. Transactions with Engineered Floors are reviewed annually by the Company's board of directors.
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
Three Months Ended September 30, 2023 Compared with the Three Months Ended September 24, 2022

Net Sales from Continuing Operations

	Three Months Ended
($ in thousands)	September 30, 2023	September 24, 2022	Inc./(Dec.)	Inc./(Dec.)
Net Sales	$68,576	$71,762	(3,186)	(4.4)%

For the third quarter of 2023, our net sales from continuing operations decreased 4.4% compared with the third quarter of 2022. The lower net sales were partially attributed to a decrease in sales of existing homes, and associated remodeling activity, in the United States market driven by higher interest rates.

	Three Months Ended
	September 30, 2023	September 24, 2022
Net sales	100.0%	100.0%
Cost of sales	73.4%	82.5%
Gross profit	26.6%	17.5%
Selling and administrative expenses	27.3%	25.9%
Other operating (income) expenses, net	(0.2)%	0.2%
Facility consolidation and severance expenses, net	0.8%	1.3%
Operating loss	(1.3)%	(9.9)%

Gross Profit

Gross profit as a percentage of net sales was 26.6% in the third quarter of 2023 compared with 17.5% in the third quarter of 2022. The higher gross profit percentage in 2023 was primarily driven by decreases in raw material costs, headcount reductions throughout the company, cost reductions resulting from facility consolidations, and improved operational efficiencies in our manufacturing facilities. The lower gross profit percentage in 2022 was driven by increases in raw material costs and the conversion from Invista to other raw material suppliers. The decision, in the fourth quarter of 2021, by our primary raw material provider, Invista, to exit the business had a significant negative impact on our gross margins in the third quarter of 2022.

Selling and Administrative Expenses

Selling and administrative expenses were $18.7 million, or 27.3% of net sales, in the third quarter of 2023 compared with $18.6 million, or 25.9% of the higher net sales in the year earlier period. Selling and administrative expenses as a percentage of net sales increased in the third quarter of 2023 as compared to the third quarter of 2022 primarily due to higher samples and marketing expenses and lower sales volume in the third quarter of 2023.

Other Operating (Income) Expense, Net

Net other operating (income) expense was $147 thousand of income in the third quarter of 2023 compared with $113 thousand of expense in the third quarter of 2022. The increase in other operating income was a result of the lease revenue from excess warehouse capacity and lower retirement expenses in 2023.

Table of Contents    23

Facility Consolidation and Severance Expenses, Net

Facility consolidation and severance expenses in the third quarter of 2023 were $552 thousand compared with $968 thousand expense in the third quarter of 2022. The expenses in the third quarter of 2023 and 2022 related to our restructuring plan for the consolidation of our east coast manufacturing.

Other Income, Net

Net other income was $622 thousand in the third quarter of 2023 compared with $2 thousand in the third quarter of 2022. Net other income included a gain of $625 thousand related to an extinguishment of a debt arrangement.

Operating Loss

We reported an operating loss of $913 thousand in the third quarter of 2023 compared with an operating loss of $7.2 million in the third quarter of 2022. Improved operating margins as the result of efficiencies in manufacturing operations driven by facility consolidations and cost reductions had a significant favorable impact on our results in the third quarter of 2023.

Interest Expense

Interest expense increased $493 thousand in the third quarter of 2023 compared with the third quarter of 2022. The increase is primarily the result of increased borrowings on our senior credit line and rising interest rates on our variable rate debt.

Income Tax Provision (Benefit)

We recorded an income tax expense from continuing operations of $125 thousand in the third quarter of 2023 compared to an income tax benefit of $78 thousand in the third quarter of 2022.

The effective income tax rate for the three months ending September 30, 2023 was 6.00% compared with a benefit rate of 0.92% for the three months ending September 24, 2022. Because we maintain a full valuation allowance against our deferred tax balances, we are only able to recognize refundable credits and a small amount of state taxes in the tax expense for the third quarter of 2023 and 2022. We are in a net deferred tax liability position of $91 thousand at September 30, 2023 and December 31, 2022, which is included in other long-term liabilities in our consolidated condensed balance sheets.

We account for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $549 thousand and $518 thousand at September 30, 2023 and December 31, 2022, respectively. Such benefits, if recognized, would affect our effective tax rate. There were no significant interest or penalties accrued as of September 30, 2023 and December 31, 2022.

Net Loss

Continuing operations reflected a loss of $2.2 million, or $0.15 per diluted share, in the third quarter of 2023 compared with a loss of $8.4 million, or $0.55 per diluted share, in the same period in 2022. The loss from discontinued operations was $183 thousand in the third quarter of 2023 compared to a loss of $408 thousand in the third quarter of 2022. See Note 20 to the consolidated condensed financial statements for additional details related to discontinued operations.
Table of Contents    24

Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 24, 2022

Net Sales from Continuing Operations

	Nine Months Ended
($ in thousands)	September 30, 2023	September 24, 2022	Inc./(Dec.)	Inc./(Dec.)
Net Sales	$209,669	$233,034	(23,365)	(10.0)%

For the first nine months of 2023, our net sales from continuing operations decreased 10.0% compared with the first nine months of 2022. In the second quarter of 2022, our largest retail customer changed strategies to a focus on lower price point products which prevented us from participating. The loss in net sales related to this account for the comparative periods was $7.7 million. Additionally, lower sales of existing homes in the United States market, driven by higher interest rates, had an unfavorable impact on sale volume in the first nine months of 2023.

	Nine Months Ended
	September 30, 2023	September 24, 2022
Net sales	100.0%	100.0%
Cost of sales	73.4%	81.2%
Gross profit	26.6%	18.8%
Selling and administrative expenses	25.9%	23.5%
Other operating (income) expenses, net	(0.2)%	0.1%
Facility consolidation and severance expenses, net	1.1%	0.4%
Operating loss	(0.2)%	(5.2)%

Gross Profit

Gross profit as a percentage of net sales was 26.6% in the first nine months of 2023 compared with 18.8% in the first nine months of 2022. The higher gross profit percentage in 2023 was primarily driven by decreases in raw material costs, headcount reductions throughout the company, cost reductions resulting from facility consolidations, and improved operational efficiencies in our manufacturing facilities. The lower gross profit percentage in 2022 was driven by increases in raw material costs and the conversion from Invista to other raw material suppliers. The decision, in the fourth quarter of 2021, by our primary raw material provider, Invista, to exit the business had a significant negative impact on our gross margins in the first nine months of 2022.

Selling and Administrative Expenses

Selling and administrative expenses were $54.2 million, or 25.9% of net sales, in the first nine months of 2023 compared with $54.9 million, or 23.5% of net sales, in the year earlier period. Selling and administrative expenses as a percentage of net sales increased in the first nine months of 2023 as compared to the first nine months of 2022 primarily due to higher samples and marketing expenses and lower sales volume in the first nine months of 2023.

Other Operating (Income) Expense, Net

Net other operating (income) expense was $313 thousand of income in the first nine months of 2023 compared with $258 thousand of expense in the first nine months of 2022. The increase in other operating income was a result of the receipt of insurance proceeds from the 2021 ransomware attack, lease revenue from excess warehouse capacity and lower retirement expenses in 2023.

Table of Contents    25

Facility Consolidation and Severance Expenses, Net

Facility consolidation and severance expenses in the first nine months of 2023 were $2.3 million compared with $968 thousand of expense in the first nine months of 2022. The expenses in the first nine months of 2023 and 2022 related to our restructuring plan for the consolidation of our east coast manufacturing.

Other Income, Net

Net other income was $634 thousand in the first nine months of 2023 compared with $3 thousand in the third quarter of 2022. Net other income included a gain of $625 thousand related to an extinguishment of a debt arrangement.

Operating Loss

We reported an operating loss of $354 thousand in the first nine months of 2023 compared with an operating loss of $12.3 million in the first nine months of 2022. Improved operating margins as the result of efficiencies in manufacturing operations driven by facility consolidations and cost reductions had a significant favorable impact on our results in the first nine months of 2023.

Interest Expense

Interest expense increased $2.0 million in the first nine months of 2023 compared with the first nine months of 2022. The increase is primarily the result of increased borrowings on our senior credit line and rising interest rates on our variable rate debt.

Income Tax Provision (Benefit)

We recorded an income tax expense from continuing operations of $159 thousand in the first nine months of 2023 compared to an income tax benefit of $94 thousand in the first nine months of 2022.

The effective income tax rate for the nine months ending September 30, 2023 was 3.04% compared with a benefit rate of 0.59% for the nine months ending September 24, 2022. Because we maintain a full valuation allowance against our deferred tax balances, we are only able to recognize refundable credits and a small amount of state taxes in the tax expense for the first nine months of 2023 and 2022. We are in a net deferred tax liability position of $91 thousand at September 30, 2023 and December 31, 2022, which is included in other long-term liabilities in our consolidated condensed balance sheets.

We account for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $549 thousand and $518 thousand at September 30, 2023 and December 31, 2022, respectively. Such benefits, if recognized, would affect our effective tax rate. There were no significant interest or penalties accrued as of September 30, 2023 and December 31, 2022.

Net Loss

Continuing operations reflected a loss of $5.4 million, or $0.36 per diluted share, in the first nine months of 2023 compared with a loss of $15.7 million, or $1.04 per diluted share, in the same period in 2022. The loss from discontinued operations was $496 thousand in the first nine months of 2023 compared to a loss of $890 thousand in the first nine months of 2022. See Note 20 to the consolidated condensed financial statements for additional details related to discontinued operations.

Table of Contents    26

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2023, cash provided by operating activities in continuing operations was $5.0 million. An increase in accounts receivable used $3.3 million during the first nine months of 2023. Prepaid and other current assets used $2.0 million primarily as a result of deferred sample and marketing expenses. A decrease in inventory generated $3.8 million and an increase in accounts payable and accrued expenses generated $6.1 million primarily driven by the quarter end timing of payments based on supplier terms. Improved operating margins as a result of efficiencies in manufacturing operations driven by facility consolidations and cost reductions had a significant favorable impact on our results in the first nine months of 2023.

Purchases of capital assets for the nine months September 30, 2023 resulted in a $763 thousand cash out flow to the business primarily for purchase of production equipment. Depreciation and amortization for the nine months ended September 30, 2023 were $5.0 million. We expect capital expenditures to be approximately $3.0 million in 2023 while depreciation and amortization is expected to be approximately $6.3 million. Planned capital expenditures in 2023 are primarily for new equipment.

During the nine months ended September 30, 2023, cash used in financing activities was $3.3 million. We had net payments on our revolving credit facility of $528 thousand and net payments on notes payable and financing leases of $2.5 million.

We believe, after having reviewed various financial scenarios, our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements under current operating conditions. We have specifically considered the impact of continued operating losses on our liquidity position and our ability to comply with financial covenants by our primary lenders. As part of our evaluation, we considered cost reductions that began in 2022 related to our change to lower cost raw materials, decreased freight expense on imported goods and cost reductions implemented under our East Coast Consolidation Plan, as well as plans for the sale and leaseback of existing assets. Availability under our Senior Secured Revolving Credit Facility on September 30, 2023 was $15.9 million. Significant additional cash expenditures above our normal liquidity requirements, significant deterioration in economic conditions or continued operating losses could affect our business and require supplemental financing or other funding sources. There can be no assurance that a sale leaseback transaction, other such supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us. We cannot predict, and are unable to know, the long-term impact of the COVID-19 pandemic and the related economic consequences or how these events may affect our future liquidity.
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

At September 30, 2023, $75,643, or approximately 79% of our total debt, was subject to short-term floating interest rates. A one-hundred basis point fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $756. Included in the $75,643, is the amount outstanding for term loans of $24,376. Both loans are currently set to bear interest of 5% for five years. Every five years, these rates will be reset to reflect the then current 5-year treasury rate plus a margin. A one-hundred basis point fluctuation in the interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $244. See Note 8 to the consolidated condensed financial statements for further discussion of these loans.

Table of Contents    27

Item 4. Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2023, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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
Table of Contents    29

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

NASDAQ Marketplace Rule 5550(a)(2) requires that, for continued listing on the exchange, we must maintain a minimum bid price of $1 per share. We received notice from NASDAQ on September 27, 2023 that our closing bid price was below $1 per share for 30 consecutive business days. If we are not able to regain compliance before March 25, 2024, we may be eligible for an additional 180 days provided we meet other listing requirements. To the extent that we are unable to stay in compliance with the relevant NASDAQ bid price listing rule, there is a risk that our common stock may be delisted from NASDAQ, which would adversely impact liquidity of our common stock and potentially result in even lower bid prices for our common stock.

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

The floorcovering industry is highly competitive. We face competition from a number of domestic manufacturers and independent distributors of floorcovering products and, in certain product areas, foreign manufacturers. Significant consolidation within the floorcovering industry has caused a number of our existing and potential competitors to grow significantly larger and have greater access to resources and capital than we do. Maintaining our competitive position may require us to make substantial additional investments in our product development efforts, manufacturing facilities, distribution network and sales and marketing activities. These additional investments may be limited by our access to capital, as well as restrictions set forth in our credit facilities. Competitive pressures and the accelerated growth of hard surface alternatives have resulted in decreased demand for our soft floorcovering products and in the loss of market share to hard surface products. As a result, competition from providers of other soft surfaces has intensified and may result in decreased demand for our products. In addition, we face, and will continue to face, competitive pressures on our sales prices and cost of our products. As a result of any of these factors, there could be a material adverse effect on our sales and profitability.
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

Table of Contents    33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

The following table provides information regarding our repurchases of our Common Stock Shares during the three months ended September 30, 2023:

Fiscal Month Ending	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs (2)
August 5, 2023	—	$—	—
September 2, 2023	—	—	—
September 30, 2023	—	—	—
Three Months Ended September 30, 2023	—	$—	—	$—
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

THE DIXIE GROUP, INC.
(Registrant)

Date: November 13, 2023	By: /s/ Allen L. Danzey
Allen L. Danzey Vice President and Chief Financial Officer

Table of Contents    35