Form 10-K
period 2023-12-30
DIXIE GROUP INC
filed 2024-03-20
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2023
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

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2023 (the last business day of the registrant's most recently completed fiscal second quarter) was $18,370,085. The aggregate market value was computed by reference to the closing price of the Common Stock on such date. In making this calculation, the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding Common Stock, and no other persons, are affiliates. No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of February 23, 2024
Common Stock, $3.00 Par Value	14,409,281	shares
Class B Common Stock, $3.00 Par Value	1,121,129	shares
Class C Common Stock, $3.00 Par Value	—	shares
DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the following document are incorporated by reference:
Proxy Statement of the registrant for annual meeting of shareholders to be held May 1, 2024 (Part III).
Table of Contents    1

THE DIXIE GROUP, INC.

Index to Annual Report
on Form 10-K for
Year Ended December 30, 2023

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

PART I.

Item 1.    BUSINESS

General

Our business consists principally of marketing, manufacturing and selling floorcovering products to high-end residential customers through our various sales forces and brands. We focus exclusively on the upper-end of the floorcovering market where we believe we have strong brands and competitive advantages with our style and design capabilities and customer relationships. Our Fabrica, Masland, and DH Floors brands have a significant presence in the high-end residential floorcovering markets.

Our business participates in markets for soft floorcoverings, which include broadloom carpet and rugs, and hard surfaces, which include luxury vinyl flooring (LVF) and engineered wood. There has been a significant shift in the flooring marketplace as hard surface products have grown at a rate much faster than soft surface products. We continue to respond to this accelerated shift to hard surface flooring by launching several initiatives in hard surface offerings. TRUCOR™ and TRUCOR Prime™ offers a wide range of LVF products. We continue to introduce new products in our 1866 by Masland and Decor by Fabrica collections, which are targeted at high end, luxury soft surface markets including wool broadloom and decorative rugs.

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

DH Floors provides stylishly designed, differentiated products that offer affordable fashion to residential consumers. DH Floors markets an array of residential tufted broadloom carpet and rugs to selected retailers and home centers under the DH Floors and private label brands. In addition, it offers luxury vinyl flooring products to the marketplace it serves. Its objective is to make the DH Floors brand the choice for styling, service and quality in the more moderately priced sector of the high-end residential market. Its products are marketed at selling prices which we believe average two times the soft floorcovering industry's average selling price.

Industry

We are a flooring manufacturer in an industry composed of a wide variety of companies from small privately held firms to large multinationals. In 2022, according to the most recent information available, the U.S. floorcovering industry reported $37.6 billion in sales, up approximately 7.5% from the 2021 sales total. In 2022, the primary categories of flooring in the U.S., based on sales dollars, were carpet and rug (34%), luxury vinyl flooring (LVF) (28%), wood (12%), ceramic tile (13%), stone (6%), vinyl (4%), and laminate and other (3%). In 2022, the primary categories of flooring in the U.S., based on square feet, were carpet and rug (39%), luxury vinyl flooring (LVF) (32%), ceramic tile (12%), vinyl (6%), wood (5%), laminate (3%), and stone and other (3%). Each of these categories is influenced by the residential construction, commercial construction, and residential remodeling markets. These markets are influenced by many factors including consumer confidence, spending for durable goods, turnover in housing and the overall strength of the economy.

Table of Contents    4

The carpet and rug category has two primary markets, residential and commercial, with the residential market making up the largest portion of the industry's sales. A substantial portion of industry shipments is made in response to replacement demand. Residential products consist of broadloom carpets and rugs in a broad range of styles, colors and textures and hard surface products such as wood, luxury vinyl flooring, stone and ceramic tile. Commercial products consist primarily of broadloom carpet and modular carpet tile for a variety of institutional applications such as office buildings, restaurant chains, schools and other commercial establishments. The carpet industry also manufactures carpet for the automotive, recreational vehicle, small boat and other industries.

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

Trademarks

Our floorcovering businesses own a variety of trademarks under which our products are marketed.  Among such trademarks, the names "Fabrica", "Masland", "DH Floors" and TRUCOR™ are of greatest importance to our business. We believe that we have taken adequate steps to protect our interest in all significant trademarks.

Customer and Product Concentration

No customer was more than 10 percent of our net sales during the periods presented. During 2023, sales to our top ten customers accounted for approximately 6% of our sales and our top 20 customers accounted for approximately 10% of our sales. We do not have a material amount of sales in foreign countries.

We do not have any single class of products that accounts for more than 10% of our sales.

Seasonality

Our sales historically have normally reached their highest level in the second quarter (approximately 26% of our annual sales) and their lowest levels in the first quarter (approximately 23% of our annual sales), with the remaining sales being distributed relatively equally between the third and fourth quarters. Working capital requirements have normally reached their highest levels in the second and third quarters of the fiscal year.

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

Table of Contents    5

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

Utilities

We use electricity as our principal energy source, with oil or natural gas used in some facilities for dyeing and finishing operations as well as heating. We have not experienced any significant problems or issues in obtaining adequate supplies of electricity, natural gas or oil. Energy shortages of extended duration could have an adverse effect on our operations, and price volatility could negatively impact future earnings. See "Risk Factors” in Item 1A of this report.

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

Human Capital Resources

At December 30, 2023, our total employed associates was 970.

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

We have had significant levels of sales in certain channels of distribution and reduction in sales through these channels could adversely affect our business.

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

We have a significant amount of indebtedness relative to our equity. Insufficient cash flow, profitability, or the value of our assets securing our loans could have a material adverse effect on our ability to generate sufficient funds to satisfy the terms of our senior loan agreements and other debt obligations. Our senior loan agreement and term loans include certain compliance, affirmative, and financial covenants. The impact of continued operating losses on our liquidity position could affect our ability to comply with these covenants by our primary lenders. Additionally, the inability to access debt or equity markets at competitive rates in sufficient amounts to satisfy our obligations could adversely impact our business. Significant increases in interest rates tied to our floating rate debt could have a material adverse effect on our financial results. Further, our trade relations depend on our economic viability and insufficient capital could harm our ability to attract and retain customers and or supplier relationships.

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

The floorcovering industry is highly competitive. We face competition from a number of domestic manufacturers and independent distributors of floorcovering products and, in certain product areas, foreign manufacturers. Significant consolidation within the floorcovering industry has caused a number of our existing and potential competitors to grow significantly larger and have greater access to resources and capital than we do. Maintaining our competitive position may require us to make substantial additional investments in our product development efforts, manufacturing facilities, distribution network and sales and marketing activities. These additional investments may be limited by our access to capital, as well as restrictions set forth in our credit facilities. Competitive pressures and the accelerated growth of hard surface alternatives have resulted in decreased demand for our soft floorcovering products and in the loss of market share to hard surface products. As a result, competition from providers of other soft surfaces has intensified and may result in lower demand for our products. In addition, we face, and will continue to face, competitive pressures on our sales prices and cost of our products. As a result of any of these factors, there could be a material adverse effect on our sales and profitability.

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

We rely on information systems in managing our operations and any system failure, cyber incident or deficiencies of such systems may have an adverse effect on our business.

Our businesses rely on sophisticated systems to obtain, rapidly process, analyze and manage data. We rely on these systems to, among other things, facilitate the purchase, manufacture and distribution of our products; receive, process and ship orders on a timely basis; and to maintain accurate and up-to-date operating and financial data for the compilation of management information. We rely on our computer hardware, software and network for the storage, delivery and transmission of data to our sales and distribution systems, and certain of our production processes are managed and conducted by computer. Any damage by unforeseen events or system failure which causes interruptions to the input, retrieval and transmission of data or increase in the service time, whether caused by human error, natural disasters, power loss, computer viruses, intentional acts of vandalism, various forms of cyber crimes including and not limited to hacking, ransomware, intrusions and malware or otherwise, could disrupt our normal operations. Depending upon the severity of the incident, there can be no assurance that we can effectively carry out our disaster recovery plan to handle a failure of our information systems, or that we will be able to restore our operational capacity within sufficient time to avoid material disruption to our business. The occurrence of any of these events could cause unanticipated disruptions in service, decreased customer service and customer satisfaction and harm to our reputation, which could result in loss of customers, increased operating expenses and financial losses. Any such events could in turn have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We import most of our luxury vinyl flooring ("LVF"), some of our wood offering, some of our rugs and broadloom offerings. Though currently a small part of our business, the growth in LVF products is an important product offering to provide our customers a complete selection of flooring alternatives. There have been trade proposals that threatened these product categories with added tariffs which would make our offerings less competitive compared to those manufactured in other countries or produced domestically. These proposals, if enacted, or if expanded, or imposed for a significant period of time, would materially interfere with our ability to successfully enter into these product categories and could have a material adverse effect upon our cost of sales and results of operations.

Regulatory efforts to monitor political, social, and environmental conditions in foreign countries that produce products or components of products purchased by us will necessarily add complexity and cost to our products and processes and may reduce the availability of certain products. Regulatory efforts to prevent or reduce the risk that certain flooring products or elements of such products are produced in regions where forced or involuntary labor are known or believed to occur will result in increased cost to us as we attempt to ensure that none of our products or components of our products are produced in such regions. Such increased cost may make our products less competitive.
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

The Environmental Protection Agency has declared an intent to focus on perceived risks posed by certain chemicals (principally PFOA and PFOAS) previously used by the carpet industry. New or revised regulatory actions could result in requirements that industry participants, including us, incur costs related to testing and cleanup of areas affected by such chemical usage. Other chemicals or materials historically used by the industry and us could become the focus of similar governmental action.

Various federal, state and local environmental laws govern the use of our current and former facilities. These laws govern such matters as:

•Discharge to air and water;
•Handling and disposal of solid and hazardous substances and waste, and
•Remediation of contamination from releases of hazardous substances in our facilities and off-site disposal locations.

We are a manufacturer and distributor of flooring products which require processes and materials that necessarily utilize substantial amounts of carbon-based energy and accordingly involve the emission of “greenhouse gasses.” Regulatory monitoring, reporting and, more generally, efforts to eliminate or substantially reduce “greenhouse gasses” will necessarily add complexity and cost to our products and processes decreasing profitability and consumer demand. Additionally, consumer preferences may be affected by publicly announced issues related to “greenhouse gasses” which may negatively affect demand for our products. There can be no assurance that we can cost effectively respond to any such regulatory efforts or that demand for our products can be sustained under such pressures.

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

Item 1B.UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We recognize cybersecurity as a critical aspect of our overall risk management program and are committed to maintaining a cybersecurity program to protect our information assets, systems, and operations. Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational and financial risks areas. We continuously evaluate and enhance our cybersecurity program based on lessons learned, industry best practices and feedback from internal and external stakeholders.

Key aspects of our cybersecurity risk management program include:
•risk assessments designed to help identify, prioritize and mitigate potential material cybersecurity risks to our critical systems and information;
•an internal Information Technology staff responsible for managing our cybersecurity risk assessment processes, our security controls and our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our associates, incident response personnel and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for key service providers, suppliers, and vendors.

We did not experience a material cybersecurity incident during the year ended December 30, 2023; however, the scope and impact of any future incident cannot be predicted. See "Item 1A. Risk Factors" for more information on our cybersecurity-related risks.

Cybersecurity Governance

Our Board of Directors (the "Board") has oversight responsibility for cybersecurity risk management. The Board oversees management's ongoing activities related to our cybersecurity risk management program. The management team is responsible for the implementation and execution of our cybersecurity program. In addition, the management team provides guidance and direction on cybersecurity priorities, resource allocation and risk tolerance levels. The Board receives quarterly updates from the management team on cybersecurity matters.

Table of Contents    11

Item 2.    PROPERTIES

The following table lists our facilities according to location, type of operation and approximate total floor space as of February 23, 2024:

Location	Type of Operation	Approximate Square Feet
Administrative:
Saraland, AL*	Administrative	29,000
Santa Ana, CA*	Administrative	4,000
Calhoun, GA	Administrative	10,600
Dalton, GA*	Administrative	50,800
	Total Administrative	94,400

Manufacturing and Distribution:
Atmore, AL	Distribution / Warehouse	610,000
Roanoke, AL	Carpet Yarn Processing	204,000
Saraland, AL*	Warehouse	384,000
Porterville, CA*	Carpet Yarn Processing	249,000
Santa Ana, CA*	Carpet and Rug Manufacturing, Distribution	200,000
Adairsville, GA*	Samples and Rug Manufacturing, Distribution	292,000
Calhoun, GA	Carpet Dyeing & Processing	193,300
Eton, GA	Carpet Manufacturing, Distribution	408,000
Chatsworth, GA*	Samples Warehouse and Distribution	161,400
	Total Manufacturing and Distribution	2,701,700

* Leased properties	TOTAL	2,796,100

In our opinion, our manufacturing facilities are well maintained and our machinery is efficient and competitive. Operations of our facilities generally vary between 120 and 168 hours per week. Substantially all of our owned properties are subject to mortgages, which secure the outstanding borrowings under these mortgages.

Item 3.     LEGAL PROCEEDINGS

We have been sued together with 15 other defendants in a civil action filed January 22, 2024, in the Superior Court of Gordon County Georgia. The case is styled: Moss Land Company, LLC and Revocable Living Trust of William Darryl Edwards, by and through William Darryl Edwards, Trustee vs. City of Calhoun et al. Civil Action Number 24CV73929. The plaintiffs are two landowners located in Gordon County Georgia. The relief sought is compensation for alleged damages to the plaintiffs’ real property, an injunction from alleged further damage to their property and abatement of alleged nuisance related to the presence of PFAS and related chemicals on their property. The Plaintiffs allege that such chemicals have been deposited on their property by the City of Calhoun as a byproduct of treating water containing such chemicals used by manufacturing operations in and around Calhoun Georgia. The defendants include the City of Calhoun Georgia, several other carpet manufacturers, and certain manufacturers and sellers of chemicals containing PFAS. No specific amount of damages has been demanded. We have not yet answered the complaint but anticipate denying liability and vigorously defending the matter.

On March 1, 2024, the City of Calhoun Georgia served an answer and crossclaim for Damages and injunctive relief in the pending matter styled: In re: Moss Land Company, LLC and Revocable living Trust of William Darryl Edwards by and through William Darryl Edwards, Trustee v. The Dixie Group, Inc. In the Superior Court of Gordon County Georgia. case Number: 24CV73929. In its Answer and Crossclaim defendant Calhoun sues The Dixie Group, Inc. and other named carpet manufacturing defendants for unspecified monetary damages and other injunctive relief based on injury claimed to have resulted from defendant’s use and disposal of chemical wastewater containing PFAS chemicals. Dixie Group has advised us that it intends to deny liability and to defend the matter vigorously.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

Table of Contents    12

Pursuant to instruction G of Form 10-K the following is included as an unnumbered item to PART I.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and offices held by the executive officers of the registrant as of February 23, 2024, are listed below along with their business experience during the past five years.

Name, Age and Position	Business Experience During Past Five Years

Daniel K. Frierson, 82 Chairman of the Board, and Chief Executive Officer, Director	Director since 1973, Chairman of the Board since 1987 and Chief Executive Officer since 1980. He is the Chairman of the Company's Executive Committee. He is past Chairman of The Carpet and Rug Institute.

D. Kennedy Frierson, Jr., 56 Vice President and Chief Operating Officer, Director	Director since 2012 and Vice President and Chief Operating Officer since August 2009. Vice President and President Masland Residential from February 2006 to July 2009. President Masland Residential from December 2005 to January 2006. Executive Vice President and General Manager, Dixie Home, 2003 to 2005. Business Unit Manager, Bretlin, 2002 to 2003.

Allen L. Danzey, 54 Vice President and Chief Financial Officer	Chief Financial Officer since January 2020. Director of Accounting from May 2018 to December 2019. Commercial Division Controller from July 2009 to May 2018. Residential Division Controller and Senior Accountant from February 2005 to July 2009.

Thomas M. Nuckols, Jr., 56 Vice President and President, Dixie Residential	Vice President and President of Dixie Residential since November 2017. Executive Vice President, Dixie Residential from February 2017 to November 2017. Dupont/Invista, from 1989 to 2017, Senior Director of Mill Sales and Product Strategy from 2015 to 2017.

W. Derek Davis, 73 Vice President, Human Resources and Corporate Secretary	Vice President of Human Resources since January 1991 and Corporate Secretary since January 2016. Corporate Employee Relations Director, 1988 to 1991.

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

PART II.

Item 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades on the NASDAQ Global Market under the symbol DXYN. No market exists for our Class B Common Stock.

As of February 23, 2024, the total number of holders of our Common Stock was approximately 3,000 including an estimated 2,480 shareholders who hold our Common Stock in nominee names. The total number of holders of our Class B Common Stock was 10.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Fiscal Month Ending	Total Number of Shares Purchased	(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs	(1)
November 4, 2023	—		$—	—	—
December 2, 2023	—		—	—	—
December 30, 2023	—		—	—	—
Three Fiscal Months Ended December 30, 2023	—		$—	—	$—

(1) On August 3, 2022, our Board of Directors approved the repurchase of up to $3,000 of our Common Stock. Currently, we do not have an active 10b-5-1 plan to repurchase shares of Common Stock.

Dividends and Price Range of Common Stock

There is a restriction on the payment of dividends under our revolving credit facility and we have not paid any dividends in the years ended December 30, 2023 and December 31, 2022.

The following table provides the price range of common stock for the four fiscal quarterly periods in the years ended December 30, 2023 and December 31, 2022.

THE DIXIE GROUP, INC.
QUARTERLY PRICE RANGE OF COMMON STOCK

	FISCAL QUARTER
2023	1ST	2ND	3RD	4TH

Common Stock Prices:
High	$1.06	$1.36	$1.34	$0.98
Low	0.70	0.67	0.62	0.46

2022	1ST	2ND	3RD	4TH

Common Stock Prices:
High	$6.32	$3.44	$1.83	$1.25
Low	2.69	1.35	1.08	0.75
Table of Contents    14

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

Set forth below is a line graph comparing the yearly change in the cumulative total shareholder return on our Common Stock against the total return of the Standard & Poor's Small Cap 600 Stock Index, plus both the Dow Jones US Furnishings Index and the Dow Jones US Building Materials & Fixtures Index, in each case for the five year period ended December 30, 2023. The comparison assumes that $100.00 was invested on December 29, 2018, in our Common Stock, the S&P Small Cap 600 Index, and each of the two Peer Groups, and assumes the reinvestment of dividends.

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

OVERVIEW

Our business consists principally of marketing, manufacturing and selling floorcovering products to high-end customers through our various sales forces and brands. We focus primarily on the upper end of the floorcovering market where we believe we have strong brands and competitive advantages with our style and design capabilities and customer relationships. Our Fabrica, Masland, and DH Floors brands have a significant presence in the high-end residential floorcovering markets. Dixie International sells all of our brands outside of the North American market.

Table of Contents    15

RESULTS OF OPERATIONS

Fiscal Year Ended December 30, 2023 Compared with Fiscal Year Ended December 31, 2022

	Fiscal Year Ended (amounts in thousands)
	December 30, 2023	% of Net Sales	December 31, 2022	% of Net Sales	Increase (Decrease)	% Change
Net sales	$276,343	100.0%	$303,570	100.0%	$(27,227)	(9.0)%
Cost of sales	202,464	73.3%	249,946	82.3%	(47,482)	(19.0)%
Gross profit	73,879	26.7%	53,624	17.7%	20,255	37.8%
Selling and administrative expenses	74,136	26.8%	76,957	25.4%	(2,821)	(3.7)%
Other operating (income) expense, net	(9,172)	(3.3)%	239	0.1%	(9,411)	(3,937.7)%
Facility consolidation and severance expenses, net	3,867	1.4%	4,584	1.5%	(717)	(15.6)%
Operating income (loss)	5,048	1.8%	(28,156)	(9.3)%	33,204	(117.9)%
Interest expense	7,217	2.6%	5,340	1.8%	1,877	35.1%
Other (income) expense, net	(431)	(0.2)%	6	—%	(437)	(7,283.3)%
Loss from continuing operations before taxes	(1,738)	(0.6)%	(33,502)	(11.1)%	31,764	(94.8)%
Income tax provision (benefit)	214	0.1%	(87)	—%	301	(346.0)%
Loss from continuing operations	(1,952)	(0.7)%	(33,415)	(11.1)%	31,463	(94.2)%
Loss from discontinued operations, net of tax	(766)	(0.3)%	(1,664)	(0.5)%	898	(54.0)%
Net loss	$(2,718)	(1.0)%	$(35,079)	(11.6)%	$32,361	(92.3)%

Net Sales. Net sales for the year ended December 30, 2023 were $276.3 million compared with $303.6 in the prior period, a decrease of 9.0% for the year-over-year comparison. Fiscal year 2022 consisted of 53 weeks as compared to fiscal year 2023 at 52 weeks. On an average weekly basis, sales in fiscal year 2023 amounted to $5.3 million per week compared to $5.7 million per week in 2022, or a 7.2% decrease. The decrease in net sales in 2023 was primarily the result of lower demand within the floorcovering industry and related markets.

Gross Profit. Gross profit, as a percentage of net sales, increased 9.0 percentage points in 2023 compared with 2022. In the fourth quarter of 2021, our primary supplier of raw materials for our nylon broadloom products announced an abrupt exit from the business and imposed exorbitantly high price increases on us at levels that we were unable to pass on to our customers. We completed the conversion of our new lower cost raw materials from multiple suppliers in the third quarter of 2022, but gross profit margins were negatively impacted throughout 2022.

In addition, our gross profit margins in 2022 were negatively impacted by extreme increases in the cost of ocean freight for our imported inventory. The rapid pace and high level of the increases prevented us from being able to pass along all of the costs through our pricing to customers. These rates had returned to lower, more expected levels by the end of 2022. In addition, inflationary pressure also negatively impacted our gross profit margins in 2022.

The historically high gross profit margins in 2023 reflect the benefits of our conversion to raw materials suppliers at lower price points, the consolidation of our east coast tufting facilities and efficiencies within our manufacturing operations.

Selling and Administrative Expenses. Selling and administrative expenses were $74.1 million in 2023 compared with $77.0 million in 2022. Selling and administrative expenses as a percent of the net sales for 2023 and 2022 were 26.8% and 25.4% respectively. Continued investments in samples to support the introduction of our new products, including products within our new decorative lines, drove the increase in selling and administrative expenses as a percent of net sales.

Other Operating (Income) Expense, Net. Net other operating (income) expense was an income of $9.2 million in 2023 compared with an expense of $239 thousand in 2022. In 2023, we completed a sale and leaseback of our Adairsville, Georgia distribution center resulting in a gain of $8.2 million. In addition, we leased out excess space in our Saraland, Alabama facility resulting in $705 thousand of lease income in 2023. In 2022, the expense was primarily the result of a loss on impairment of assets of $267 thousand and retirement expenses of $483 thousand net of additional insurance proceeds of $394 thousand related to a claim at our Roanoke, Alabama facility.

Facility Consolidation and Severance Expenses, Net. Facility consolidation expenses were $3.9 million in 2023 compared with $4.6 million in 2022. The facility consolidation expenses incurred during 2023 and 2022 were primarily related to our plan for the consolidation of our east coast manufacturing to better align our production capacity with our sales volume and concentrate production into our lower cost facility.

Table of Contents    16

Operating Income (Loss). The operating income in 2023 was $5.0 million compared to an operating loss of $28.2 million in 2022. The 2022 loss was the result of lower sales volume due to lower demand and the loss of our largest mass merchant customer, higher costs related to our former primary fiber supplier exiting the business, higher freight cost on imported goods, higher material costs as a result of inflation, increased sample costs and high restructuring expenses from our plan to consolidate the east coast manufacturing.

Interest Expense. Interest expense was $7.2 million in 2023 compared with $5.3 million in 2022. The increase is the result of higher interest rates throughout 2023.

Other (Income) Expense, Net. Net other (income) expense was income of $431 thousand in 2023 compared with $6 thousand of expense in 2022. The 2023 income included a gain of $625 thousand related to an extinguishment of a debt arrangement offset by an expense of $206 thousand related to the write-off of previously deferred financing costs related to our Adairsville, Georgia note payable.

Income Tax Provision (Benefit). Our effective income tax rate was a provision of 12.3% in 2023. The provision relates to federal and state cash taxes paid offset by certain federal and state credits and also includes a benefit for the termination of certain derivative contracts for which there existed stranded tax effects within other comprehensive income. In 2023, we decreased our valuation allowance by $384 thousand related to our net deferred tax asset and specific federal and state net operating losses and federal and state tax credit carryforwards.

Our effective income tax rate was a benefit of 0.26% in 2022. The provision benefit relates to federal and state cash taxes paid offset by certain federal and state credits and also includes a benefit for the termination of certain derivative contracts for which there existed stranded tax effects within other comprehensive income.

Net Loss. Continuing operations reflected a loss of $2.0 million, or $0.13 per diluted share in 2023, compared with a loss from continuing operations of $33.4 million, or $2.21 per diluted share in 2022. Our discontinued operations reflected a loss of $766 thousand, or $0.05 per diluted share in 2023 compared with a loss of $1.7 million, or $0.11 per diluted share in 2022. Including discontinued operations, we had a net loss of $2.7 million, or $0.18 per diluted share, in 2023 compared with net loss of $35.1 million, or $2.32 per diluted share, in 2022.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 30, 2023, cash provided by continuing operations was $4.2 million driven by a reduction of receivables of $1.1 million and a $7.5 million decrease in inventories. These favorable contributions to cash were offset by a $2.0 million increase in prepaid and other current assets.

Net cash provided by investing activities was $15.1 million during the year ended December 30, 2023. This amount was primarily the result of net proceeds of $16.1 million from the sale of our Adairsville, Georgia distribution center offset by the purchase of property, plant and equipment of $1.0 million.

During the year ended December 30, 2023, cash used in financing activities was $18.0 million. We had net payments of $4.2 million on the revolving credit facility. We had payments of $11.4 million on building and other term loans which included $10.4 payoff of the Adairsville, Georgia facility concurrent with the sale of the facility. Borrowings on notes payable, net of payments was $822 thousand and finance leases were reduced by payments of $256 thousand. The balance in amount of checks outstanding in excess of cash at year end 2023 decreased from prior year resulting in a cash outflow of $1.3 million.

We believe, after having reviewed various financial scenarios, our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements under current operating conditions. We have specifically considered the impact of continued operating losses on our liquidity position and our ability to comply with financial covenants by our primary lenders. As part of our evaluation, we considered the improved gross margins driven by cost reductions implemented under our East Coast Consolidation Plan. Availability under the new Senior Secured Revolving Credit Facility on December 30, 2023 was $14.1 million. Significant additional cash expenditures above our normal liquidity requirements, significant deterioration in economic conditions or continued operating losses could affect our business and require supplemental financing or other funding sources. There can be no assurance that other supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us. We cannot predict, and are unable to know, the long-term impact of the COVID-19 pandemic and the related economic consequences or how these events may affect our future liquidity.

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

Table of Contents    17

At our election, advances of the revolving credit facility bear interest at annual rates equal to either (a) SOFR (plus a 0.10% SOFR adjustment) for 1 or 3 month periods, as defined with a floor of 0.75% or published SOFR and previously LIBOR, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate plus an applicable margin ranging between 0.50% and 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. The applicable margin can be increased by 0.50% if the fixed charge coverage ratio is below a 1.10 to 1.00 ratio. As of December 30, 2023, the applicable margin on our revolving credit facility was 2.50% for SOFR and 1.50% for Prime due to the fixed charge coverage ratio being below 1.10 to 1.00. We pay an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.25% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 8.15% at December 30, 2023 and 6.81% for December 31, 2022.

The agreement is subject to customary terms and conditions and annual administrative fees with pricing varying on excess availability and a fixed charge coverage ratio. The agreement is also subject to certain compliance, affirmative, and financial covenants. As of the reporting date, we are in compliance with all such applicable financial covenants. We are only subject to the financial covenants if borrowing availability is less than $8.3 million, which is equal to 12.5% of the lesser of the total loan availability of $75.0 million or total collateral available, and remains until the availability is greater than 12.5% for thirty consecutive days. As of December 30, 2023, the unused borrowing availability under the revolving credit facility was $14.1 million.

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

Notes Payable - Buildings. On March 16, 2022, we entered into a twenty-year $11.0 million note payable to refinance our existing note payable on our distribution center in Adairsville, Georgia (the "Property"). The note payable bore interest at a fixed annual rate of 3.81%. On December 14, 2023, we sold the Property and completed a successful sale and leaseback of the Property. We paid off the existing note in the amount of $10.4 million. The note had been secured by the Property and a guarantee of the Company. Concurrent with the sale of the Adairsville, Georgia distribution center, we entered into an operating lease to lease back the property for a term of 10 years with two 5 year renewal options. The initial annual rent is $1.5 million for the first five years increasing to an annual amount of $1.6 million for the second five years. We are responsible for normal maintenance of the building and facilities.

Notes Payable - Other. On January 14, 2019, we entered into a purchase and sale agreement (the “Purchase and Sale Agreement”) with Saraland Industrial, LLC, an Alabama limited liability company (the “Purchaser”). Pursuant to the terms of the Purchase and Sale Agreement, we sold our Saraland facility, and approximately 17.12 acres of surrounding property located in Saraland, Alabama (the “Property”) to the Purchaser for a purchase price of $11.5 million. Concurrent with the sale of the Property, we and the Purchaser entered into a twenty-year lease agreement (the “Lease Agreement”), whereby we leased back the Property at an annual rental rate of $977 thousand, subject to annual rent increases of 1.25%. Under the Lease Agreement, we have two (2) consecutive options to extend the term of the Lease by ten years for each such option. This transaction was recorded as a failed sale and leaseback as the present value of lease payments exceeded 90% of its fair value. We recorded a liability for the amounts received, continued to depreciate the asset, and imputed an interest rate so that the net carrying amount of the financial liability and remaining assets will be zero at the end of the lease term.

Our other financing notes have terms up to 1 year, bear interest ranging from 6.34% to 7.84% and are due in monthly installments through their maturity dates. Our other notes do not contain any financial covenants.

Finance Lease Obligations. Our finance lease obligations are due in monthly installments through their maturity dates. Our finance lease obligations are secured by the specific equipment leased. (See Note 10 to our Consolidated Financial Statements).

Stock-Based Awards

We recognize compensation expense related to share-based stock awards based on the fair value of the equity instrument over the period of vesting for the individual stock awards that were granted. At December 30, 2023, the total unrecognized compensation expense related to unvested restricted stock awards was $1.1 million with a weighted-average vesting period of 6.9 years.
Table of Contents    18

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at December 30, 2023 or December 31, 2022.

Income Tax Considerations

For the year ended December 30, 2023, we decreased our valuation allowances by $384 thousand related to our net deferred tax asset and specific federal and state net operating losses and federal and state credit carryforwards.

During 2024 and 2025, we do not anticipate cash outlays for income taxes to exceed $200 thousand. This is due to our tax loss carryforwards and tax credit carryforwards that will be used to partially offset taxable income. At December 30, 2023, we were in a net deferred tax liability position of $91 thousand, which was included in other long-term liabilities in our Consolidated Balance Sheets.

Discontinued Operations - Environmental Contingencies

We have reserves for environmental obligations established at four previously owned sites that were associated with our discontinued textile businesses. We have a reserve of $2.2 million for environmental liabilities at these sites as of December 30, 2023. The liability established represents our best estimate of loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from our estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

Fair Value of Financial Instruments

At December 30, 2023, we had no assets or liabilities measured at fair value that fall under a level 3 classification in the hierarchy (those subject to significant management judgment or estimation).

Certain Related Party Transactions

We purchase a portion of our product needs in the form of fiber, yarn and carpet from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of our Company. An affiliate of Mr. Shaw holds approximately 7.8% of our Common Stock, which represents approximately 3.1% of the total vote of all classes of our Common Stock. Engineered Floors is one of several suppliers of such materials to us. Total purchases from Engineered Floors for 2023 and 2022 were approximately $64 thousand and $917 thousand, respectively; or approximately 0.03% and 0.40% of our cost of sales in 2023 and 2022, respectively. Purchases from Engineered Floors are based on market value, negotiated prices. We have no contractual commitments with Mr. Shaw associated with our business relationship with Engineered Floors. Transactions with Engineered Floors are reviewed annually by our board of directors.

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements of this Form 10-K for a discussion of new accounting pronouncements which is incorporated herein by reference.

Critical Accounting Policies

Certain estimates and assumptions are made when preparing our consolidated financial statements. Estimates involve judgments with respect to, among other things, future economic factors that are difficult to predict. As a result, actual amounts could differ from estimates made when our financial statements are prepared.

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

Table of Contents    19

•Revenue recognition. We derive our revenues primarily from the sale of floorcovering products and processing services. Revenues are recognized when control of these products or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products and services. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Shipping and handling fees charged to customers are reported within revenue. When we transfer control of our products to the customer prior to the related shipping and handling activities, we have adopted a policy of accounting for shipping and handling activities as a fulfillment cost rather than a performance obligation. Incidental items that are immaterial in the context of the contract are recognized as expense. While we pay sales commissions to certain personnel, we have not capitalized these costs as costs to obtain a contract as we have elected to expense costs as incurred when the expected amortization period is one year or less. We do not have any significant financing components as payment is received at or shortly after the point of sale. We determine revenue recognition through the following steps:

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

•Income taxes. Our effective tax rate is based on income, statutory tax rates and tax planning opportunities available in the jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in a future period. We evaluate the recoverability of these future tax benefits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely on estimates, including business forecasts and other projections of financial results over an extended period of time. In the event that we are not able to realize all or a portion of our deferred tax assets in the future, a valuation allowance is provided. We recognize such amounts through a charge to income in the period in which that determination is made or when tax law changes are enacted. We had valuation allowances of $21.0 million at December 30, 2023 and $21.3 million at December 31, 2022. At December 30, 2023, we were in a net deferred tax liability position of $91 thousand. For further information regarding our valuation allowances, see Note 13 to the Consolidated Financial Statements.

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

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Dollars in thousands)

Our earnings, cash flows and financial position are exposed to market risks relating to interest rates, among other factors. It is our policy to minimize our exposure to adverse changes in interest rates and manage interest rate risks inherent in funding our Company with debt. We address this financial exposure through a risk management program that includes maintaining a mix of fixed and floating rate debt and the occasional use of interest rate swap agreements.

At December 30, 2023, $71,494, or approximately 85% of our total debt, was subject to floating interest rates. A one-hundred basis point fluctuation in the variable interest rates applicable to this floating rate debt would have an annual pre-tax impact of approximately $715. Included in the $71,494, is the amount outstanding for term loans of $23,875. Both loans are currently set to bear interest of 5% for five years. Every five years, these rates will be reset to reflect the then current 5-year treasury rate plus a margin. A one-hundred basis point fluctuation in the interest rates applicable to the term loans debt would have an annual pre-tax impact of approximately $239. See Note 9 for further discussion of these loans.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary financial information required by ITEM 302 of Regulation S-K is included in PART II, ITEM 5 of this report and the Financial Statements are included in a separate section of this report.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 30, 2023, the date of the financial statements included in this Form 10-K (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Item 9B.OTHER INFORMATION

None.

Item 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.
Table of Contents    21

PART III.

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The section entitled "Information about Nominees for Director" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 1, 2024 is incorporated herein by reference. Information regarding the executive officers of the registrant is presented in PART I of this report.

We adopted a Code of Business Conduct and Ethics (the "Code of Ethics") which applies to our principal executive officer, principal financial officer and principal accounting officer or controller, and any persons performing similar functions. A copy of the Code of Ethics is incorporated by reference herein as Exhibit 14 to this report.

We adopted insider trading policies and procedures governing transactions in our securities that are designed to promote compliance with applicable insider trading laws, rules and regulations. A copy of the policy is incorporated by reference therein as Exhibit 19.1 to this report.

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

Audit Committee

We have a standing audit committee.  At December 30, 2023, members of our audit committee are Michael L. Owens, Chairman, William F. Blue, Jr., Charles E. Brock, Lowry F. Kline, and Hilda S. Murray.

Item 11.EXECUTIVE COMPENSATION

The sections entitled "Compensation Discussion and Analysis", "Executive Compensation Information" and "Director Compensation" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 1, 2024 are incorporated herein by reference.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled "Principal Shareholders", as well as the beneficial ownership table (and accompanying notes), in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 1, 2024 are incorporated herein by reference.

Equity Compensation Plan Information as of December 30, 2023

The following table sets forth information as to our equity compensation plans as of the end of the 2023 fiscal year:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of the outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans approved by security holders	549,320	(1)	$1.79	(2)	935,908	(3)

(1)Includes the options to purchase 419,000 shares of Common Stock under our Omnibus Equity Incentive Plan and 130,320 Performance Units issued under the 2016 Incentive Compensation Plan, each unit being equivalent to one share of Common Stock. Does not include shares of Common Stock issued but not vested pursuant to outstanding restricted stock awards.
(2)Includes the aggregate weighted-average of (i) the exercise price per share for outstanding options to purchase 419,000 shares of Common Stock under our Omnibus Equity Incentive Plan and (ii) the price per share of the Common Stock on the grant date for each of 130,320 Performance Units issued under the 2016 Incentive Compensation Plan (each unit equivalent to one share of Common Stock).
(3)Includes 149,908 shares remaining to be issued under the 2016 Incentive Compensation Plan and 786,000 shares remaining to be issued under the Omnibus Equity Incentive Plan.

Table of Contents    22

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled "Certain Transactions Between the Company and Directors and Officers" and "Independent Directors" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 1, 2024 are incorporated herein by reference.

Item 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled "Audit Fees Discussion" in the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held May 1, 2024 is incorporated herein by reference. The independent registered public accounting firm is FORVIS, LLP (PCAOB Firm ID No. 686) located in Atlanta, Georgia.

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

Date: March 20, 2024	The Dixie Group, Inc.

/s/ DANIEL K. FRIERSON
By: Daniel K. Frierson
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DANIEL K. FRIERSON	Chairman of the Board, Director and Chief Executive Officer	March 20, 2024
Daniel K. Frierson

/s/ ALLEN L. DANZEY	Vice President, Chief Financial Officer	March 20, 2024
Allen L. Danzey

/s/ D. KENNEDY FRIERSON, JR.	Vice President, Chief Operating Officer and Director	March 20, 2024
D. Kennedy Frierson, Jr.

/s/ WILLIAM F. BLUE, JR.	Director	March 20, 2024
William F. Blue, Jr.

/s/ CHARLES E. BROCK	Director	March 20, 2024
Charles E. Brock

/s/ LOWRY F. KLINE	Director	March 20, 2024
Lowry F. Kline

/s/ HILDA S. MURRAY	Director	March 20, 2024
Hilda S. Murray

/s/ MICHAEL L. OWENS	Director	March 20, 2024
Michael L. Owens

Table of Contents    24

ANNUAL REPORT ON FORM 10-K

ITEM 8 AND ITEM 15(a)(1) AND ITEM 15(a)(2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULES

YEAR ENDED DECEMBER 30, 2023

THE DIXIE GROUP, INC.

DALTON, GEORGIA

Table of Contents    25

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
Table of Contents    26

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

Management, including our principal executive officer and principal financial officer, has used the criteria set forth in the report entitled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to evaluate the effectiveness of its internal control over financial reporting. Management has concluded that its internal control over financial reporting was effective as of December 30, 2023, based on those criteria.

/s/ Daniel K. Frierson
Chairman of the Board and
Chief Executive Officer

/s/ Allen L. Danzey
Chief Financial Officer

Table of Contents    27

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee of
The Dixie Group, Inc.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Dixie Group, Inc. (the “Company”) as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 30, 2023, and the related notes and schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 30, 2023, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
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

Critical Audit Matter – LIFO Reserve
As disclosed in Notes 1 and 5 to the consolidated financial statements, the Company recognizes its inventory using the last-in, first-out (“LIFO”) method, which requires a reserve to adjust the historical cost carrying value of inventory to the lower of LIFO or market. As of December 30, 2023, the LIFO reserve was approximately $21,097,000. There is inherent complexity in the accounting for the LIFO reserve including complex calculations based on inventory pools, changes in those pools, and lower of cost or market adjustments.

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

/s/ FORVIS, LLP

We have served as the Company's auditor since 2013.
Atlanta, GA
March 20, 2024

Table of Contents    28

THE DIXIE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$79	$363
Receivables, net	23,686	25,009
Inventories, net	76,211	83,699
Prepaid expenses	12,154	10,167
Current assets of discontinued operations	265	641
TOTAL CURRENT ASSETS	112,395	119,879

PROPERTY, PLANT AND EQUIPMENT, NET	31,368	44,916
OPERATING LEASE RIGHT-OF-USE ASSETS	28,962	20,617
OTHER ASSETS	17,130	15,982
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	1,314	1,552
TOTAL ASSETS	$191,169	$202,946

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$13,935	$14,205
Accrued expenses	16,598	17,667
Current portion of long-term debt	4,230	4,573
Current portion of operating lease liabilities	3,654	2,774
Current liabilities of discontinued operations	1,137	2,447
TOTAL CURRENT LIABILITIES	39,554	41,666

LONG-TERM DEBT, NET	78,290	94,725
OPERATING LEASE LIABILITIES	25,907	18,802
OTHER LONG-TERM LIABILITIES	14,591	12,480
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	3,536	3,759
TOTAL LIABILITIES	161,878	171,432

COMMITMENTS AND CONTINGENCIES (See Note 17)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 14,409,281 shares for 2023 and 14,453,466 shares for 2022	43,228	43,360
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 1,121,129 shares for 2023 and 1,129,158 shares for 2022	3,363	3,388
Additional paid-in capital	159,132	158,331
Accumulated deficit	(176,700)	(173,784)
Accumulated other comprehensive income	268	219
TOTAL STOCKHOLDERS' EQUITY	29,291	31,514
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$191,169	$202,946

See accompanying notes to the consolidated financial statements.
Table of Contents    29

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended
	December 30, 2023	December 31, 2022
NET SALES	$276,343	$303,570
Cost of sales	202,464	249,946
GROSS PROFIT	73,879	53,624

Selling and administrative expenses	74,136	76,957
Other operating (income) expense, net	(9,172)	239
Facility consolidation and severance expenses, net	3,867	4,584
OPERATING INCOME (LOSS)	5,048	(28,156)

Interest expense	7,217	5,340
Other (income) expense, net	(431)	6
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(1,738)	(33,502)
Income tax provision (benefit)	214	(87)
LOSS FROM CONTINUING OPERATIONS	(1,952)	(33,415)
Loss from discontinued operations, net of tax	(766)	(1,664)
NET LOSS	$(2,718)	$(35,079)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.13)	$(2.21)
Discontinued operations	(0.05)	(0.11)
Net loss	$(0.18)	$(2.32)

BASIC SHARES OUTSTANDING	14,783	15,121

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.13)	$(2.21)
Discontinued operations	(0.05)	(0.11)
Net loss	$(0.18)	$(2.32)

DILUTED SHARES OUTSTANDING	14,783	15,121

DIVIDENDS PER SHARE:
Common Stock	$—	$—
Class B Common Stock	—	—

See accompanying notes to the consolidated financial statements.
Table of Contents    30

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	Year Ended
	December 30, 2023	December 31, 2022
NET LOSS	$(2,718)	$(35,079)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Reclassification of (gain) loss into earnings from interest rate swaps (1)	—	(7)
Income taxes	—	(2)
Reclassification of (gain) loss into earnings from interest rate swaps, net	—	(5)

Amortization of unrealized loss on dedesignated interest rate swaps (1)	—	210
Income taxes	—	33
Amortization of unrealized loss on dedesignated interest rate swaps, net	—	177

Unrecognized net actuarial gain on postretirement benefit plans	75	39
Income taxes	—	—
Unrecognized net actuarial gain on postretirement benefit plans, net	75	39

Reclassification of net actuarial gain into earnings from postretirement benefit plans (2)	(26)	(22)
Income taxes	—	—
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(26)	(22)

TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	49	189

COMPREHENSIVE LOSS	$(2,669)	$(34,890)

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

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended
	December 30, 2023	December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(1,952)	$(33,415)
Loss from discontinued operations	(766)	(1,664)
Net loss	(2,718)	(35,079)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,331	7,624
Benefit for deferred income taxes	—	(31)
Net (gain) loss on property, plant and equipment disposals	(8,198)	1,003
Stock-based compensation expense	687	766
Bad debt expense	31	62
Net gain on extinguishment of debt	(419)	—
Changes in operating assets and liabilities:
Receivables	1,094	15,223
Inventories	7,488	(960)
Prepaid and other current assets	(1,987)	(242)
Accounts payable and accrued expenses	(506)	(9,647)
Other operating assets and liabilities	645	2,121
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,214	(17,496)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	(1,595)	817

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	16,055	88
Purchase of property, plant and equipment	(980)	(4,579)
Investment in joint venture, net of capital distributions	—	(50)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	15,075	(4,541)
NET CASH PROVIDED BY INVESTING ACTIVITIES - DISCONTINUED OPERATIONS	8	240

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit facility	(4,175)	18,636
Borrowings on notes payable - buildings and other term loans	—	11,000
Payments on notes payable - buildings and other term loans	(11,424)	(5,965)
Borrowings on notes payable - other	1,542	1,657
Payments on notes payable - other	(2,364)	(2,484)
Payments on finance leases	(256)	(565)
Change in outstanding checks in excess of cash	(1,266)	(1,443)
Repurchases of Common Stock	(43)	(737)
Payments for debt issuance costs	—	(227)
NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	(17,986)	19,872
DECREASE IN CASH AND CASH EQUIVALENTS	(284)	(1,108)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	363	1,471
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$79	$363

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$7,020	$3,409
Income taxes paid, net of (tax refunds)	(786)	6
Right-of-use assets obtained in exchange for new operating lease	10,765	911
Equipment purchased under finance leases	133	—
Commission accrued on sale of building	433	—
Receivable on sale of equipment	—	350
See accompanying notes to the consolidated financial statements.
Table of Contents    32

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands, except share data)

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 25, 2021	$44,378	$3,015	$157,657	$(138,705)	$30	$66,375
Repurchases of Common Stock - 640,909 shares	(1,923)	—	1,186	—	—	(737)
Restricted stock grants issued - 427,911 shares	911	373	(1,284)	—	—	—
Restricted stock grants forfeited - 2,000 shares	(6)	—	6	—	—	—
Stock-based compensation expense	—	—	766	—	—	766
Net loss	—	—	—	(35,079)	—	(35,079)
Other comprehensive income	—	—	—	—	189	189
Balance at December 31, 2022	$43,360	$3,388	$158,331	$(173,784)	$219	$31,514
Repurchases of Common Stock - 55,994 shares	(168)	—	125	—	—	(43)
Restricted stock grants issued - 55,000 shares	165	—	(165)	—	—	—
Restricted stock grants forfeited - 51,220 shares	(154)	—	107	—	—	(47)
Class B converted into Common Stock - 8,029 shares	25	(25)	—	—	—	—
Stock-based compensation expense	—	—	734	—	—	734
Net loss	—	—	—	(2,718)	—	(2,718)
Cumulative effect of CECL adoption	—	—	—	(198)	—	(198)
Other comprehensive income	—	—	—	—	49	49
Balance at December 30, 2023	$43,228	$3,363	$159,132	$(176,700)	$268	$29,291

See accompanying notes to the consolidated financial statements.

Table of Contents    33

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

Fiscal Year

The Company ends its fiscal year on the last Saturday of December. All references herein to "2023" and "2022" mean the fiscal years ended December 30, 2023 and December 31, 2022 respectively. Fiscal year 2023 contained 52 weeks and Fiscal year 2022 contained 53 weeks.

Reclassifications

The Company reclassified certain amounts in 2022 in Note 9 Long-Term Debt and Credit Arrangements and Note 10 Leases to conform to the 2023 presentation. In 2022, the Company included its failed sales and leaseback transactions in its lease footnote with a note indicating they were included. In 2023, the Company included these transactions in its debt footnote and reclassified amounts in the comparative 2022 year.

Discontinued Operations

The consolidated financial statements separately report discontinued operations and the results of continuing operations (See Note 20).

Cash and Cash Equivalents

Highly liquid investments with original maturities of three months or less when purchased are reported as cash equivalents.

Market Risk

The Company sells carpet to floorcovering retailers, the interior design, architectural and specifier communities and supplies carpet yarn and carpet dyeing and finishing services to certain manufacturers. The Company's customers are located principally throughout the United States. No customer accounted for more than 10% of net sales in 2023 or 2022, nor did the Company make a significant amount of sales to foreign countries during 2023 or 2022.

Table of Contents    34

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

Allowance for Expected Credit Losses

The Company grants credit to its customers with defined payment terms, performs ongoing evaluations of the credit worthiness of its customers and generally does not require collateral. Accounts receivable are carried at their outstanding principal amounts, less an anticipated amount for discounts and an allowance for expected credit losses, which management believes is sufficient to cover potential credit losses based on historical experience and periodic evaluation of the financial condition of the Company's customers. Estimated credit losses consider relevant information about past events, current conditions and reasonable and supporting forecasts that affect the collectibility of financial assets. Notes receivable are carried at their outstanding principal amounts, less an allowance for expected credit losses to cover potential credit losses based on the financial condition of borrowers and collateral held by the Company.

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

Revenue Recognition

The Company derives its revenues primarily from the sale of floorcovering products and processing services. Revenues are recognized when control of these products or services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products and services. Sales, value add, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Shipping and handling fees charged to customers are reported within revenue. When the Company transfers control of its products to the customer prior to the
Table of Contents    35

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

related shipping and handling activities, the Company has adopted a policy of accounting for shipping and handling activities as a fulfillment cost rather than a performance obligation. Incidental items that are immaterial in the context of the contract are recognized as expense. While the Company pays sales commissions to certain personnel, the Company has not capitalized these costs as costs to obtain a contract as the Company has elected to expense costs as incurred when the expected amortization period is one year or less. The Company does not have any significant financing components as payment is received at or shortly after the point of sale. The Company determined revenue recognition through the following steps:

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

Advertising Costs

The Company engages in promotional and advertising programs. Expenses relating to these programs are charged to results of operations during the period of the related benefits. These arrangements do not require significant estimates of costs. Costs related to cooperative advertising programs are normally recorded as selling and administrative expenses when the Company can reasonably identify the benefit associated with the program and can reasonably estimate that the fair value of the benefit is equal to or greater than its cost. The amount of advertising and promotion expenses included in selling and administrative expenses was not significant for the years 2023 and 2022.

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

Accounting Standards Yet to Be Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reporting requirements under Topic 280. The enhanced disclosure requirements include: title and position of the Chief Operating Decision Maker (CODM), significant segment expenses provided to the CODM, extending certain annual disclosures to interim periods, clarifying single reportable segment entities must apply ASC 280 in its entirety, and permitting more than one measure of segment profit or loss to be reported under certain circumstances. This change is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. This change will apply retrospectively to all periods presented. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The new guidance requires consistent categorization and greater disaggregation of information in the rate reconciliation, as well as further disaggregation of income taxes paid. This change is effective for annual periods beginning after December 15, 2024. This change will apply on a prospective basis to annual financial statements for periods beginning after the effective date. However, retrospective application in all prior periods presented is permitted. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

Table of Contents    37

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

NOTE 3 - REVENUE

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue by end-user markets:

	2023	2022
Residential floorcovering products	$272,210	$297,195
Other services	4,133	6,375
Total net sales	$276,343	$303,570

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

	2023	2022
Beginning contract liability	$1,055	$1,285
Revenue recognized from contract liabilities included in the beginning balance	(881)	(1,104)
Increases due to cash received, net of amounts recognized in revenue during the period	792	874
Ending contract liability	$966	$1,055

NOTE 4 - RECEIVABLES, NET

Receivables are summarized as follows:

	2023	2022
Customers, trade	$22,461	$23,111
Other receivables	1,665	2,009
Gross receivables	24,126	25,120
Less: allowance for expected credit losses (1)	(440)	(111)
Receivables, net	$23,686	$25,009

(1)The Company adopted the new standard , ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2023 using a modified retrospective transition approach, with the cumulative impact being $388 from continuing operations. The Company recognized an expense to the provision for the expected credit losses of $31 and recognized write-offs, net of recoveries of $90 in 2023.

Table of Contents    38

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

NOTE 5 - INVENTORIES, NET

Inventories are summarized as follows:

	2023	2022
Raw materials	$24,368	$29,209
Work-in-process	12,275	13,028
Finished goods	60,553	67,018
Supplies and other	112	66
LIFO reserve	(21,097)	(25,622)
Inventories, net	$76,211	$83,699

Reduction of inventory quantities in 2023 resulted in liquidations of LIFO inventories carried at prevailing costs established in prior years and decreased cost of sales by $1,145 in 2023.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	2023	2022
Land and improvements	$3,402	$3,417
Buildings and improvements	41,484	51,132
Machinery and equipment	155,312	155,317
Assets under construction	574	1,606
	200,772	211,472
Accumulated depreciation	(169,404)	(166,556)
Property, plant and equipment, net	$31,368	$44,916

Depreciation of property, plant and equipment, including amounts for finance leases, totaled $7,122 in 2023 and $7,412 in 2022.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	2023	2022
Compensation and benefits (1)	$5,720	$5,579
Provision for customer rebates, claims and allowances	6,199	6,465
Advanced customer deposits	966	1,055
Outstanding checks in excess of cash	444	1,711
Other	3,269	2,857
Accrued expenses	$16,598	$17,667

(1)Includes a liability related to the Company's self-insured Workers' Compensation program.  This program is collateralized by letters of credit in the aggregate amount of $4,131. The Company has other letters of credit outstanding totaling $852.

Table of Contents    39

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

NOTE 8 - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products. Product warranty reserves are included in accrued expenses in the Company's Consolidated Balance Sheets. The following is a summary of the Company's product warranty activity for continuing operations:

	2023	2022
Product warranty reserve at beginning of period	$942	$1,050
Warranty liabilities accrued	716	597
Warranty liabilities settled	(923)	(705)
Product warranty reserve at end of period	$735	$942

NOTE 9 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	2023	2022
Revolving credit facility	$47,619	$51,794
Term loans	23,875	24,547
Notes payable - buildings	—	10,752
Notes payable - other	12,300	13,748
Finance lease obligations	131	254
Deferred financing costs, net	(1,405)	(1,797)
Total debt	82,520	99,298
Less: current portion of long-term debt	4,230	4,573
Long-term debt	$78,290	$94,725

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

At the Company's election, advances of the revolving credit facility bear interest at annual rates equal to either (a) SOFR (plus a 0.10% SOFR adjustment) for 1 or 3 month periods, as defined with a floor of 0.75% or published SOFR, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate plus an applicable margin ranging between 0.50% and 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. The applicable margin can be increased by 0.50% if the fixed charge coverage ratio is below a 1.10 to 1.00 ratio. As of December 30, 2023, the applicable margin on the Company's revolving credit facility was 2.50% for SOFR and 1.50% for Prime due to the fixed charge coverage ratio being below 1.10 to 1.00. The Company pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.25% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 8.15% at December 30, 2023 and 6.81% for December 31, 2022.

The agreement is subject to customary terms and conditions and annual administrative fees with pricing varying on excess availability and a fixed charge coverage ratio. The agreement is also subject to certain compliance, affirmative, and financial covenants. As of the reporting date, the Company is in compliance with all such applicable financial covenants. The Company is only subject to the financial covenants if borrowing availability is less than $8,342, which is equal to 12.5% of the lesser of the total loan availability of $75,000 or total collateral available, and remains until the availability is greater than 12.5% for thirty consecutive days. As of December 30, 2023, the unused borrowing availability under the revolving credit facility was $14,132.

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

Notes Payable - Buildings

On March 16, 2022, the Company entered into a twenty-year $11,000 note payable to refinance an existing note payable on its distribution center in Adairsville, Georgia (the "Property"). The refinanced note payable bore interest at a fixed annual rate of 3.81%. Concurrent with the closing of this note, the Company paid off the existing note secured by the Property in the amount of $5,456 and terminated the existing interest rate swap agreement. On December 14, 2023, the Company sold the Property and completed a successful sale and leaseback of the Property. The Company paid off the existing note in the amount of $10,368. As a result of the debt extinguishment, the Company recognized an expense of $206 for previously deferred financing costs on the note. The note had been secured by the Property and a guarantee of the Company. (See Note 10.)

Debt Covenant Compliance and Liquidity Considerations

The Company's agreements for its Revolving Credit Facility and its term loans include certain compliance, affirmative, and financial covenants and, as of the reporting date, the Company is in compliance with or has received waivers for all such financial covenants.

In the Company's self-assessment of going concern, with reflection on the Company's operating losses in 2023 and 2022, the Company considered its future ability to comply with the financial covenants in its existing debt agreements. Topic 205 requires Company management to perform a going concern self-assessment each annual and interim reporting period. In performing its evaluation, management considered known and reasonably knowable information as of the reporting date. The Company also considered the significant unfavorable impact if it were unable to maintain compliance with financial covenants by its primary lenders. As part of the evaluation, the Company considered the improved gross margins driven by cost reductions implemented under its East Coast Consolidation Plan. The financial statements do not include any adjustments that might result from the outcome of the uncertainty of the ability to maintain compliance with the financial covenants.

Notes Payable - Other

On January 14, 2019, the Company, entered into a purchase and sale agreement (the “Purchase and Sale Agreement”) with Saraland Industrial, LLC, an Alabama limited liability company (the “Purchaser”). Pursuant to the terms of the Purchase and Sale Agreement, the Company sold its Saraland facility, and approximately 17.12 acres of surrounding property located in Saraland, Alabama (the “Property”) to the Purchaser for a purchase price of $11,500. Concurrent with the sale of the Property, the Company and the Purchaser entered into a twenty-year lease agreement (the “Lease Agreement”), whereby the Company will lease back the Property at an annual rental rate of $977, subject to annual rent increases of 1.25%. Under the Lease Agreement, the Company has two (2) consecutive options to extend the term of the Lease by ten years for each such option. This transaction was recorded as a failed sale and leaseback. The Company recorded a liability for the amounts received, will continue to depreciate the asset, and has imputed an interest rate of 7.07% so that the net carrying amount of the financial liability and remaining assets will be zero at the end of the twenty-year lease term.

On September 15, 2023, the Company modified a note payable on equipment which had previously been recorded as a failed sale and leaseback. The note payable bears interest at fixed interest rate of 7.84% and matures on December 1, 2024. The Company recognized a gain of $625 related to an extinguishment of debt on the note payable.

The Company's other financing notes have terms up to 1 year, bear interest ranging from 6.34% to 7.84% and are due in monthly installments through their maturity dates. The Company's other notes do not contain any financial covenants.

Table of Contents    41

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

Finance Lease Obligations

The Company's financed lease obligations are due in monthly installments through their maturity dates. The Company's finance lease obligations are secured by the specific equipment leased.

Debt Maturities

Maturities of long-term debt for periods following December 30, 2023 are as follows:

	Long-Term Debt	Finance Leases (See Note 10)	Total

2024	$4,201	$29	$4,230
2025	50,147	25	50,172
2026	2,657	27	2,684
2027	2,860	32	2,892
2028	3,198	18	3,216
Thereafter	20,731	—	20,731
Total maturities of long-term debt	$83,794	$131	$83,925
Deferred financing costs, net	(1,405)	—	(1,405)
Total long-term debt	$82,389	$131	$82,520

NOTE 10 - LEASES

Leases as Lessee

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	2023	2022
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$28,962	$20,617

Current portion of operating lease liabilities	Current portion of operating lease liabilities	$3,654	$2,774
Noncurrent portion of operating lease liabilities	Operating lease liabilities	25,907	18,802
Total operating lease liabilities		$29,561	$21,576

Finance Leases:
Finance lease right-of-use assets	Property, plant, and equipment, net	$138	$751

Current portion of finance lease liabilities	Current portion of long-term debt	$29	$249
Noncurrent portion of finance lease liabilities	Long-term debt	102	5
Total financing lease liabilities		$131	$254

Lease cost recognized in the consolidated financial statements is summarized as follows:

	2023	2022
Operating lease cost	$4,115	$4,192

Finance lease cost:
Amortization of lease assets	$174	$378
Interest on lease liabilities	10	31
Total finance lease costs	$184	$409

Table of Contents    42

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

Other supplemental information related to leases is summarized as follows:

	2023	2022
Weighted average remaining lease term (in years):
Operating leases	7.25	6.63
Finance leases	4.51	0.79

Weighted average discount rate:
Operating leases	6.81%	6.40%
Finance leases	6.65%	6.19%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,080	$3,972
Operating cash flows from finance leases	10	31
Financing cash flows from finance leases	256	565

The following table summarizes the Company's undiscounted future minimum lease payments under non-cancellable contractual obligations for operating and financing lease liabilities as of year end:

Fiscal Year	Operating Leases	Finance Leases
2024	$5,613	$37
2025	5,331	31
2026	5,124	31
2027	5,294	34
2028	5,330	19
Thereafter	11,348	—
Total future minimum lease payments (undiscounted)	38,040	152
Less: Present value discount	(8,479)	(21)
Total lease liability	$29,561	$131

On December 15, 2023, the Company sold its Adairsville, Georgia distribution center. The sales price was $16,250. The gain on the sale transaction was $8,198 and is included in other operating (income) expense, net in the consolidated statements of operations. The transaction was accounted for as a successful sale and leaseback transaction.

Concurrent with the sale of the Adairsville, Georgia distribution center, the Company entered into an operating lease to lease back the property for a term of 10 years with two 5 year renewal options. The Company concluded it was not reasonably certain to exercise the renewal options and therefore, did not include in the lease liability or right of use asset. The initial annual rent is $1,496 for the first five years increasing to an annual amount of $1,585 for the second five years. The Company is responsible for normal maintenance of the building and facilities.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

Lease income and sublease income related to fixed lease payments is recognized in other operating (income) expense, net in the in the consolidated statements of operations and is summarized as follows:

	2023	2022
Operating lease income	$705	$—

The following table summarizes the Company's undiscounted lease payments to be received under operating leases including amounts to be paid by the Company to the head lessor for the next five years and thereafter as of 2023:

Fiscal Year	Gross Lease Payments	Payments to Head Lessor	Net Lease Payments
2024	$1,305	$251	$1,054
2025	$1,253	$253	$1,000
2026	$1,278	$256	$1,022
2027	$1,303	$259	$1,044
2028	$766	$163	$603
Thereafter	$—	$—	$—
Total	$5,905	$1,182	$4,723

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

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	2023		2022
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$79	$79	$363	$363
Financial liabilities:
Long-term debt, including current portion	82,389	79,225	99,044	88,006
Finance leases, including current portion	131	130	254	254

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

NOTE 12 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers a significant portion, or approximately 98% of the Company's associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $652 in 2023 and $254 in 2022.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers those associates at one facility who are under a collective-bargaining agreement, or approximately 2% of the Company's associates. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $11 in 2023 and $67 in 2022.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations for continuing operations owed to participants under this plan were $14,289 at December 30, 2023 and $12,346 at December 31, 2022 and are included in other long-term liabilities in the Company's Consolidated Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies for continuing operations was $14,836 at December 30, 2023 and $12,296 at December 31, 2022 and is included in other assets in the Company's Consolidated Balance Sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. These union-represented employees represented approximately 2% of the Company's total employees. The risks of participating in multi-employer plans are different from single-employer plans. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If the Company chooses to stop participating in the multi-employer plan, the Company may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company's participation in the multi-employer pension plan for 2023 is provided in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number (EIN) and the three digit plan number. The most recent Pension Protection Act (PPA) zone status available in 2023 and 2022 is for the plan's year-end at 2022 and 2021, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates a plan for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented (1)	Contributions (2)			Surcharge Imposed (1)	Expiration Date of Collective-Bargaining Agreement
		2023	2022		2023	2022	2021
The Pension Plan of the National Retirement Fund	13-6130178 - 001	Red	Red	Implemented	$23	$151	$280	Yes	6/4/2024

(1) The collective-bargaining agreement requires the Company to contribute to the plan at the rate of $0.47 per compensated hour for each covered employee. The Company will make additional contributions, as mandated by law, in accordance with the fund's 2010 Rehabilitation Plan which required a surcharge equal to $0.03 per hour (from $0.47 to $0.50) effective June 1, 2014 to May 31, 2015, a surcharge equal to $0.03 per hour (from $0.50 to $0.53) effective June 1, 2015 to May 31, 2016, a surcharge equal to $0.02 per hour (from $0.53 to $0.55) effective June 1, 2016 to May 31, 2017, a surcharge equal to $0.03 per hour (from $0.55 to $0.58) effective June 1, 2017 to May 31, 2018, a surcharge equal to $0.02 per hour (from $0.58 to $0.60) effective June 1, 2018 to May 31, 2019, a surcharge equal to $0.03 per hour (from $0.60 to $0.63) effective June 1, 2019 to May 31, 2020, a surcharge equal to $0.03 per hour (from $0.63 to $0.66) effective June 1, 2020 to May 31, 2021, a surcharge equal to $0.03 per hour (from $0.66 to $0.69) effective June 1, 2021 to May 31, 2022, a surcharge equal to $0.03 per hour (from $0.69 to $0.72) effective June 1, 2022 to May 31, 2023 and a surcharge equal to $0.03 per hour (from $0.72 to $0.75) effective June 1, 2023 to May 31, 2024. Based upon current employment and benefit levels, the Company's contributions to the multi-employer pension plan are expected to be approximately $28 for 2024.
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

Information about the benefit obligation and funded status of the Company's postretirement benefit plan is summarized as follows:

	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$379	$396
Service cost	5	8
Interest cost	16	15
Actuarial gain	(75)	(39)
Benefits paid	(1)	(1)
Benefit obligation at end of year	324	379

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	1	1
Benefits paid	(1)	(1)
Fair value of plan assets at end of year	—	—

Unfunded amount	$(324)	$(379)

The balance sheet classification of the Company's liability for the postretirement benefit plan is included in discontinued operations and is summarized as follows:

	2023	2022
Current liabilities of discontinued operations	$23	$21
Long-term liabilities of discontinued operations	301	358
Total liability	$324	$379

Benefits expected to be paid on behalf of associates for the postretirement benefit plan during the period 2024 through 2033 are summarized as follows:

Years	Postretirement Plan
2024	$23
2025	21
2026	20
2027	20
2028	19
2029-33	93

Assumptions used to determine the benefit obligation of the Company's postretirement benefit plan are summarized as follows:

	2023	2022
Weighted-average assumptions as of year-end:
Discount rate (benefit obligation)	4.00%	3.75%

Table of Contents    46

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

Components of net periodic benefit cost (credit) for the postretirement plan are summarized as follows:

	2023	2022
Service cost	$5	$8
Interest cost	16	15
Recognized net actuarial gains	(26)	(22)
Net periodic benefit cost (credit)	$(5)	$1

Pre-tax amounts included in accumulated other comprehensive income for the Company's postretirement benefit plan at 2023 are summarized as follows:

	Postretirement Benefit Plan
	Balance at 2023	2024 Expected Amortization
Unrecognized actuarial gains	$369	$20
Totals	$369	$20

NOTE 13 - INCOME TAXES

The provision (benefit) for income taxes on income (loss) from continuing operations consists of the following:

	2023	2022
Current
Federal	$208	$(117)
State	6	61
Total current	214	(56)

Deferred
Federal	—	(25)
State	—	(6)
Total deferred	—	(31)
Income tax provision (benefit)	$214	$(87)

Table of Contents    47

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

Differences between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before taxes are summarized as follows:

	2023	2022
Federal statutory rate	21%	21%
Statutory rate applied to loss from continuing operations before taxes	$(365)	$(7,035)
Plus state income taxes, net of federal tax effect	5	43
Total statutory provision (benefit)	(360)	(6,992)
Effect of differences:
Nondeductible meals and entertainment	31	—
Executive compensation limitation	—	55
Federal tax credits	(343)	(279)
State tax credits	(74)	(11)
Reserve for uncertain tax positions	37	24
Change in valuation allowance	797	7,103
Stock-based compensation	105	66
Other items	21	(53)
Income tax provision (benefit)	$214	$(87)

The Company has a full valuation allowance against its deferred tax assets. The Company intends to maintain this position until there is sufficient evidence to support the reversal of all or some portion of these allowances. The Company also has certain assets with indefinite lives for which the basis is different for book and tax. In accordance with ASC 740-10-30-18, the deferred tax liability related to these intangible assets cannot be used to offset deferred tax assets when determining the amount of the valuation allowance for deferred tax assets which are not more-likely-than-not to be realized. The result is that the Company is in a net deferred tax liability position of $91 at December 30, 2023 and December 31, 2022, which is recorded in other long-term liabilities in the Company's Consolidated Balance Sheets.

Due to its full valuation allowance against its deferred tax balances, the Company is only able to recognize refundable credits and a small amount of federal and state taxes in the tax provision (benefit) for 2023 and 2022.

Significant components of the Company's deferred tax assets and liabilities are as follows:

	2023	2022
Deferred tax assets:
Inventories	$1,649	$2,759
Retirement benefits	322	407
State net operating losses	4,014	4,306
Federal net operating losses	2,840	4,852
State tax credit carryforwards	1,669	1,669
Federal tax credit carryforwards	4,579	4,590
Allowances for bad debts, claims and discounts	1,663	1,680
Other	7,246	5,167
Total deferred tax assets	23,982	25,430
Valuation allowance	(20,961)	(21,345)
Net deferred tax assets	3,021	4,085

Deferred tax liabilities:
Property, plant and equipment	3,112	4,176
Total deferred tax liabilities	3,112	4,176

Net deferred tax liability	$(91)	$(91)

Table of Contents    48

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

At December 30, 2023, the Company had approximately $24,833 of federal net operating loss carryforwards and approximately $74,018 of state net operating loss carryforwards available from both continuing and discontinued operations. In addition, $4,579 of federal tax credit carryforwards and $1,669 of state tax credit carryforwards were available to the Company. The federal tax credit carryforwards will expire between 2029 and 2044. The federal net operating loss carryforwards have no expiration date. The state net operating loss carryforwards and the state tax credit carryforwards will expire between 2023 and 2043. A valuation allowance is recorded to reflect the estimated amount of deferred tax assets attributable to continuing operations that are estimated not to be realizable based on the available evidence. At December 30, 2023, the Company is in a net deferred tax liability position of $91 which is included in other long-term liabilities in the Company's Consolidated Balance Sheets.

Beginning in 2022, the Tax Cuts and Jobs Act (the "TCJA") amended Section 174 to eliminate current year deductibility of research and experimentation ("R&E") expenditures and software development costs (collectively, "R&E expenditures") and instead requires taxpayers to charge their R&E expenditures to a capital account amortized over 5 years. For the 2023 and 2022 tax years, the Company capitalized $4,642 and $4,791 of research and development expenses respectively.

Tax Uncertainties

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of December 30, 2023 or December 31, 2022.

The following is a summary of the change in the Company's unrecognized tax benefits:

	2023	2022
Balance at beginning of year	$518	$494
Additions based on tax positions taken during a current period	37	24
Balance at end of year	$555	$518

The Company and its subsidiaries are subject to United States federal income taxes, as well as income taxes in a number of state jurisdictions. The tax years subsequent to 2019 remain open to examination for U.S. federal income taxes. The majority of state jurisdictions remain open for tax years subsequent to 2019. A few state jurisdictions remain open to examination for tax years subsequent to 2018.

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

Repurchases of Common Stock

On August 3, 2022, the Company's Board of Directors approved the repurchase of up to $3,000 of the Company's Common Stock. A portion of such purchases was under a plan pursuant to Rule 10b-5-1 of the Securities and Exchange Act ("Plan"). The Company repurchased 605,749 shares under the Plan at a cost of $642 in 2022.

Earnings (Loss) Per Share

The Company's unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities and are included in the computation of earnings per share. The Company calculates basic and diluted earnings per common share using the two-class method. The accounting guidance requires disclosure of EPS for common stock and unvested share-based payment awards, separately disclosing distributed and undistributed earnings. Undistributed earnings represent earnings that were available for distribution but were not distributed. Common stock and unvested share-based payment awards earn dividends equally. All earnings were undistributed in all periods presented.

Table of Contents    49

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	2023	2022
Basic earnings (loss) per share:
Loss from continuing operations	$(1,952)	$(33,415)
Less: Allocation of earnings to participating securities	—	—
Loss from continuing operations available to common shareholders - basic	$(1,952)	$(33,415)
Basic weighted-average shares outstanding (1)	14,783	15,121
Basic earnings (loss) per share - continuing operations	$(0.13)	$(2.21)

Diluted earnings (loss) per share:
Loss from continuing operations available to common shareholders - basic	$(1,952)	$(33,415)
Add: Undistributed earnings reallocated to unvested shareholders	—	—
Loss from continuing operations available to common shareholders - basic	$(1,952)	$(33,415)
Basic weighted-average shares outstanding (1)	14,783	15,121
Effect of dilutive securities:
Stock options (2)	—	—
Directors' stock performance units (2)	—	—
Diluted weighted-average shares outstanding (1)(2)	14,783	15,121
Diluted earnings (loss) per share - continuing operations	$(0.13)	$(2.21)

(1)Includes Common and Class B Common shares, excluding 706 and 944 unvested participating securities, in thousands, for 2023 and 2022, respectively.
(2)Shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded to the extent they are anti-dilutive. Aggregate shares, in thousands, excluded were 549 in 2023 and 130 in 2022.

NOTE 15 - STOCK PLANS AND STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Statements of Operations. The Company's stock compensation expense was $687 in 2023 and $766 in 2022.

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

2016 Incentive Compensation Plan

On May 3, 2016, the Company's shareholders' approved and adopted the Company's 2016 Incentive Compensation Plan (the "2016 Incentive Compensation Plan") which provided for the issuance of a maximum of 800,000 shares of Common Stock and/or Class B Common Stock for the grant of options, and/or other stock-based or stock-denominated awards to employees, officers, directors, and agents of the Company and its participating subsidiaries. The 2016 Incentive Compensation Plan and the allocation of shares thereunder superseded and replaced The Dixie Group, Inc. Stock Awards Plan, as amended (the "2006 Plan") and the allocation of shares thereunder. Awards previously granted under the 2006 Plan continue to be governed by the terms of that plan and are not affected by its termination. On May 6, 2020, the board approved an amendment of the Company's 2016 Incentive Compensation Plan to increase the original number of shares by an additional 500,000. There are 149,908 shares remaining under the 2016 Incentive Plan due to forfeiture or cancellation of unvested awards outstanding under that plan.

Table of Contents    50

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

Restricted Stock Awards

Pursuant to the Company's Omnibus Equity Incentive Plan, the Company's practice has been to adopt an annual incentive plan which provides for the grant of restricted stock awards denominated as Long-Term Incentive Stock Awards and Career Share awards. Under the plan adopted for 2023, each executive officer has the opportunity to earn a Primary Long-Term Incentive Award of restricted stock and separately receive an award of restricted stock denominated as “Career Shares.” The number of shares issued, if any, is based on the market price of the Company’s Common Stock at the time of grant of the award, subject to a $5.00 per share minimum value. Primary Long-Term Incentive Awards vest over three years. For participants over age 60, Career Shares awards fully vest when the participant becomes (i) qualified to retire from the Company and (ii) has retained such shares two years following the grant date. For the participants under age 60, Career Shares vest ratably over five years beginning on the participant's 61st birthday.

Restricted stock activity for the two years ended are summarized as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 25, 2021	669,345	$3.34
Granted	427,911	2.73
Vested	(151,550)	2.86
Forfeited	(2,000)	3.02
Outstanding at December 31, 2022	943,706	$3.14
Granted	55,000	0.69
Vested	(241,211)	2.89
Forfeited	(51,220)	2.62
Outstanding at December 30, 2023	706,275	$3.07

As of December 30, 2023, unrecognized compensation cost related to unvested restricted stock was $1,079. That cost is expected to be recognized over a weighted-average period of 6.9 years. The total fair value of shares vested was approximately $197 and $399 during 2023 and 2022, respectively.

Stock Performance Units

Prior to 2021, the Company's non-employee directors received an annual retainer of $18 in cash and $18 in value of Stock Performance Units (subject to a $5.00 minimum per unit). If market value at the date of the grants was above $5.00 per share; there was no reduction in the number of units issued. However, if the market value at the date of the grants was below $5.00, units would be reduced to reflect the $5.00 per share minimum. Upon retirement, the Company will issue the number of shares of Common Stock equivalent to the number of Stock Performance Units held by non-employee directors at that time. As of December 30, 2023, there were 130,320 Stock Performance Units were outstanding under this plan. As of December 30, 2023, there was no unrecognized compensation cost related to Stock Performance Units.

Stock Options

Options granted under the Company's Omnibus Equity Incentive Plan were exercisable for periods determined at the time the awards are granted. Effective 2009, the Company established a $5.00 minimum price for calculating the number of options to be granted.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

The following weighted-average assumptions were used to estimate the fair value of stock options granted during the years ended 2023 and 2022.

	2023	2022
Risk-free interest rate	3.80%	—%
Expected volatility	97.96%	—%
Expected dividends	—%	—%
Expected life of options	5 years	0 years

Option activity for the two years ended is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Fair Value of Options Granted During the Year
Outstanding at December 25, 2021	141,000	$4.36	0.40	$—
Expired	(141,000)	4.36	—	—
Outstanding at December 31, 2022	—	—	0.00	—
Granted	444,000	1.00	—	0.42
Forfeited	(25,000)	1.00	—	—
Outstanding at December 30, 2023	419,000	$1.00	4.40	$—

Options exercisable at December 30, 2023	—	$—	—	$—

At December 30, 2023, there was no intrinsic value of outstanding stock options and no intrinsic value of exercisable stock options. At December 30, 2023, there was $123 unrecognized compensation expense related to unvested stock options and is expected to be recognized over a weighted-average period of 1.4 years.

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive income, net of tax, are as follows:

	Interest Rate Swaps	Post-Retirement Liabilities	Total
Balance at December 25, 2021	$(172)	$202	$30
Unrealized gain on interest rate swaps, net of tax of $0	—	—	—
Reclassification of loss into earnings from interest rate swaps, net of tax of $(2)	(5)	—	(5)
Reclassification of unrealized loss into earnings from dedesignated interest rate swaps, net of tax of $33	177	—	177
Unrecognized net actuarial gain on postretirement benefit plans, net of tax of $0	—	39	39
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $0	—	(22)	(22)
Balance at December 31, 2022	$—	$219	$219
Unrecognized net actuarial gain on postretirement benefit plans, net of tax of $0	—	75	75
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $0	—	(26)	(26)
Balance at December 30, 2023	$—	$268	$268

Table of Contents    52

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Commitments

The Company had purchase commitments of $1,178 at December 30, 2023, primarily related to machinery and equipment. The Company entered into fixed-price contracts with suppliers to purchase natural gas to support certain manufacturing processes in prior years. At December 30, 2023, the Company has no commitments to purchase natural gas for 2023.

Contingencies

The Company assesses its exposure related to legal matters, including those pertaining to product liability, safety and health matters and other items that arise in the regular course of its business. If the Company determines that it is probable a loss has been incurred, the amount of the loss, or an amount within the range of loss, that can be reasonably estimated will be recorded. The Company does not accrue for legal costs relating to loss contingencies. The Company has not identified any legal matters that could have a material adverse effect on its consolidated results of operations, financial position or cash flows.

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

Legal Proceedings

The Company has been sued together with 15 other defendants in a civil action filed January 22, 2024, in the Superior Court of Gordon County Georgia. The case is styled: Moss Land Company, LLC and Revocable Living Trust of William Darryl Edwards, by and through William Darryl Edwards, Trustee vs. City of Calhoun et al. Civil Action Number 24CV73929. The plaintiffs are two landowners located in Gordon County Georgia. The relief sought is compensation for alleged damages to the plaintiffs’ real property, an injunction from alleged further damage to their property and abatement of alleged nuisance related to the presence of PFAS and related chemicals on their property. The Plaintiffs allege that such chemicals have been deposited on their property by the City of Calhoun as a byproduct of treating water containing such chemicals used by manufacturing operations in and around Calhoun Georgia. The defendants include the City of Calhoun Georgia, several other carpet manufacturers, and certain manufacturers and sellers of chemicals containing PFAS. No specific amount of damages has been demanded. The Company has not yet answered the complaint but anticipates denying liability and vigorously defending the matter.

On March 1, 2024, the City of Calhoun Georgia served an answer and crossclaim for Damages and injunctive relief in the pending matter styled: In re: Moss Land Company, LLC and Revocable living Trust of William Darryl Edwards by and through William Darryl Edwards, Trustee v. The Dixie Group, Inc. In the Superior Court of Gordon County Georgia. case Number: 24CV73929. In its Answer and Crossclaim defendant Calhoun sues The Dixie Group, Inc. and other named carpet manufacturing defendants for unspecified monetary damages and other injunctive relief based on injury claimed to have resulted from defendant’s use and disposal of chemical wastewater containing PFAS chemicals. Dixie Group has advised us that it intends to deny liability and to defend the matter vigorously.

NOTE 18 - OTHER (INCOME) EXPENSE, NET

Other operating (income) expense, net is summarized as follows:

	2023	2022
Other operating (income) expense, net:
Lease income	$(705)	$—
Insurance proceeds	(616)	(394)
Loss on property, plant and equipment disposals	2	267
Gain on sale of building	(8,198)	—
Loss on currency exchanges	36	148
Retirement expenses	195	483
Miscellaneous (income) expense	114	(265)
Other operating (income) expense, net	$(9,172)	$239

Table of Contents    53

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

The 2023 insurance proceeds includes reimbursement for claims filed for building flood in 2023 and cyber event from 2021. The 2022 insurance proceeds includes an additional insurance reimbursement for $394 for the replacement of assets and business interruption loss.

Other (income) expense, net is summarized as follows:

	2023	2022
Other (income) expense, net:
Gain on extinguishment of debt, net	$(419)	$—
Miscellaneous (income) expense	(12)	6
Other (income) expense, net	$(431)	$6

NOTE 19 - FACILITY CONSOLIDATION AND SEVERANCE EXPENSES, NET

2022 Consolidation of East Coast Manufacturing Plan
During 2022, the Company implemented a plan to consolidate its East Coast manufacturing in order to reduce its manufacturing costs. Under this plan, the Company will consolidate its East Coast tufting operations into one plant in North Georgia and relocate the distribution of luxury vinyl flooring from its Saraland, Alabama facility to its Atmore, Alabama facility. Costs for the plan will include machinery and equipment relocation, inventory relocation, staff reductions and unabsorbed fixed costs during conversion of the Atmore facility.

Costs related to the facility consolidation plans are summarized as follows:

					As of December 30, 2023
	Accrued Balance at December 31, 2022	2023 Expenses (1)	2023 Cash Payments	Accrued Balance at December 30, 2023	Total Costs Incurred to Date	Total Expected Costs
Consolidation of East Coast Manufacturing Plan	$1,011	$2,886	$3,861	$36	$7,715	$8,641

Asset Impairments/Non-cash items	$—	$981	$—	$—	$1,717	$1,717

	Accrued Balance at December 25, 2021	2022 Expenses (1)	2022 Cash Payments	Accrued Balance at December 31, 2022
Consolidation of East Coast Manufacturing Plan	$—	$3,848	$2,837	$1,011

Asset Impairments	$—	$736	$—	$—

(1)Costs incurred under these plans are classified as "facility consolidation and severance expenses, net" in the Company's Consolidated Statements of Operations.

NOTE 20 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	2023	2022
Workers' compensation costs from former textile operations	$(87)	$(29)
Environmental remediation costs from former textile operations	(49)	(346)
Commercial business operations	(718)	(1,289)
Loss from discontinued operations, before taxes	$(854)	$(1,664)
Income tax benefit	(88)	—
Loss from discontinued operations, net of tax	$(766)	$(1,664)
Table of Contents    54

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

Environmental remediation costs from former textile operations

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $2,205 as of December 30, 2023 and $2,205 as of December 31, 2022. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from the Company's estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

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

The Company reclassified the following assets and liabilities for discontinued operations in the accompanying Consolidated Balance Sheets:

	2023	2022
Current Assets of Discontinued Operations:
Receivables, net	$158	$385
Inventories, net	107	255
Prepaid expenses	—	1
Current Assets Held for Discontinued Operations	$265	$641

Long Term Assets of Discontinued Operations:
Property, plant and equipment, net	$176	$185
Operating lease right of use assets	—	63
Other assets	1,138	1,304
Long Term Assets Held for Discontinued Operations	$1,314	$1,552

Current Liabilities of Discontinued Operations:
Accounts payable	$128	$127
Accrued expenses	1,009	2,245
Current portion of operating lease liabilities	—	75
Current Liabilities Held for Discontinued Operations	$1,137	$2,447

Long Term Liabilities of Discontinued Operations:
Other long term liabilities	$3,536	$3,759
Long Term Liabilities Held for Discontinued Operations	$3,536	$3,759

Table of Contents    55

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

For the twelve months ended December 30, 2023 and December 31, 2022, the Company reclassified the following operations of the Commercial business included in discontinued operations in the accompanying Consolidated Statements of Operations:

	2023	2022
Net sales	$199	$7,790
Cost of sales	624	8,159
Gross profit (loss)	(425)	(369)

Selling and administrative expenses	178	1,395
Other operating (income) expense, net	115	(475)
Loss from discontinued Commercial business before taxes	$(718)	$(1,289)

NOTE 21 - RELATED PARTY TRANSACTIONS

The Company purchases a portion of its product needs in the form of fiber, yarn and carpet from Engineered Floors, an entity substantially controlled by Robert E. Shaw, a shareholder of the Company. An affiliate of Mr. Shaw holds approximately 7.8% of the Company's Common Stock, which represents approximately 3.1% of the total vote of all classes of the Company's Common Stock. Engineered Floors is one of several suppliers of such materials to the Company. Total purchases from Engineered Floors for 2023 and 2022 were approximately $64 and $917 respectively; or approximately 0.03% and 0.40% of the Company's cost of goods sold in 2023 and 2022, respectively. Purchases from Engineered Floors are based on market value, negotiated prices. The Company has no contractual commitments with Mr. Shaw associated with its business relationship with Engineered Floors. Transactions with Engineered Floors are reviewed annually by the Company's board of directors.

Table of Contents    56

Item 15(a)(2)
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THE DIXIE GROUP, INC.
(dollars in thousands)

Description	Balance at Beginning of Year	Additions - Charged to Costs and Expenses	Additions - Charged to Other Account - Describe		Deductions - Describe		Balance at End of Year

Year ended December 30, 2023:

Reserves deducted from asset accounts:
Allowance for expected credit losses	$111	$31	$388	(1)	$90	(2)	$440

Reserves classified as liabilities:
Provision for claims, allowances and warranties	$3,383	$8,256	$—		$8,161	(3)	$3,478

Year ended December 31, 2022:

Reserves deducted from asset accounts:
Allowance for expected credit losses	$108	$62	$—		$59	(2)	$111

Reserves classified as liabilities:
Provision for claims, allowances and warranties	$3,711	$8,639	$—		$8,967	(3)	$3,383

(1) The Company adopted the new standard , ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2023 using a modified retrospective transition approach, with the cumulative impact being $388 for continuing operations.
(2) Uncollectible accounts written off, net of recoveries. The Allowance for Expected Credit Losses is included in Receivables, net on the Consolidated Balance Sheet. See Note 4 - Receivables, Net for further information.
(3) Net reserve reductions for claims, allowances and warranties settled. The provision for claims, allowances and warranties is included in Accrued Expenses under Current Liabilities on the Consolidated Balance Sheet and included, along with the accrual of rebates, within the Provision for customer rebates, claims and allowances in Note 7 - Accrued Expenses.

Table of Contents    57

ANNUAL REPORT ON FORM 10-K
ITEM 15(b)
EXHIBITS

YEAR ENDED DECEMBER 30, 2023
THE DIXIE GROUP, INC.
DALTON, GEORGIA

Exhibit Index

EXHIBIT NO.	DESCRIPTION
(3.1)*
Text of Restated Charter of The Dixie Group, Inc. as Amended - Blackline Version. (Incorporated by reference to Exhibit (3.4) to Dixie's Annual Report on Form 10-K for the year ended December 27, 2003.)

(3.2)*	Amended By-Laws of The Dixie Group, Inc. as of February 22, 2007. (Incorporated by reference to Exhibit 3.1 to Dixie's Current Report on Form 8-K dated February 26, 2007.)
(5.1)*	Shelf Registration Statement on Form S-3. (Incorporated by reference to Exhibit (5.1) to Dixie's Current Report on Form 8-K dated May 20, 2014.)
(10.1)*	The Dixie Group, Inc. New Non-qualified Retirement Savings Plan effective August 1, 1999. (Incorporated by reference to Exhibit (10.1) to Dixie's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999.)**
(10.2)*	Thornton Edge LLC Lease for Reed Road Facility. (Incorporated by reference to Exhibit (10.1) to Dixie's Current Report on Form 10-Q dated November 4, 2015.)
(10.3)*	Thornton Edge LLC First Lease Amendment for Reed Road Facility. (Incorporated by reference to Exhibit (10.2) to Dixie's Current Report on Form 10-Q dated November 4, 2015.)
(10.4)*	Thornton Edge LLC Second Lease Amendment for Reed Road Facility. (Incorporated by reference to Exhibit (10.3) to Dixie's Current Report on Form 10-Q dated November 4, 2015.)
(10.5)*	2016 Incentive Compensation Plan. (Incorporate by reference to Appendix A to Dixie's Proxy Statement for the Registrant's Annual Meeting of Shareholders held May 3, 2016.)**
(10.6)*	Long Term Incentive Plan Award B Shareholder. (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 11, 2016.)**
(10.7)*	Long Term Incentive Plan Award Common. (Incorporated by Reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated March 11, 2016.)**
(10.8)*	Career Shares B Shareholder. (Incorporated by Reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated March 11, 2016.)**
(10.9)*	Career Shares Common. (Incorporated by Reference to Exhibit (10.5) to Dixie's Current Report on Form 8-K dated March 11, 2016.)**
(10.10)*	Form of Stock Option Agreement - Class B Holder - 2016 Stock Plan. (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated May 31, 2017.)**
(10.11)*	Long Term Incentive Plan Award B Shareholder. (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 9, 2018.)**
(10.12)*	Long Term Incentive Plan Award Common. (Incorporated by Reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated March 9, 2018.)**
(10.13)*	Career Shares B Shareholder. (Incorporated by Reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated March 9, 2018.)**
(10.14)*	Career Shares Common. (Incorporated by Reference to Exhibit (10.5) to Dixie's Current Report on Form 8-K dated March 9, 2018.)**
(10.15)*
Agreement for the Purchase and Sale of Real Property between Saraland Industrial, LLC and TDG Operations, LLC and Lease Agreement between Saraland Industrial, LLC and TDG Operations. (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated January 17, 2019.)

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
(10.20)*
Agreement For the Purchase and Sale of Real Property between CenterPoint Properties Trust and TDG Operations, LLC. (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated October 22, 2019.)

(10.21)*	Form of Lease between CenterPoint Properties Trust and TDG Operations, LLC. (Incorporated by Reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated October 22, 2019.)
Table of Contents    58

(10.22)*	Long Term Incentive Plan Award B Shareholder. (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 13, 2020.)**
(10.23)*	Long Term Incentive Plan Award Common. (Incorporated by Reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated March 13, 2020.)**
(10.24)*	Career Shares B Shareholder. (Incorporated by Reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated March 13, 2020.)**
(10.25)*	Career Shares Common. (Incorporated by Reference to Exhibit (10.5) to Dixie's Current Report on Form 8-K dated March 13, 2020.)**
(10.26)*	Fifteenth Amendment to Credit Agreement. (Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated October 1, 2020.)
(10.27)*
Loan Agreement dated effective as of October 26, 2020 entered into by and between The Dixie Group, a Tennessee corporation, and TDG Operations, LLC, a Georgia limited liability company, and AmeriState Bank, an Oklahoma state banking corporation. (Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated November 2, 2020.)

(10.28)*
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

(10.29)*
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

(10.30)*
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

(10.31)*
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

(10.32)*
Credit Agreement dated as of October 30, 2020, among The Dixie Group, Inc., and TDG Operations, LLC and Fifth Third Bank, National Association, a national banking association. (Incorporated by Reference to Exhibit (10.6) to Dixie's Current Report on Form 8-K dated November 2, 2020.)

(10.33)*
Guaranty and Security Agreement dated as of October 28, 2020, among The Dixie Group, Inc., and TDG Operations, LLC in favor of Fifth Third Bank, National Association, a national banking association. (Incorporated by Reference to Exhibit (10.7) to Dixie's Current Report on Form 8-K dated November 2, 2020.)

(10.34)*	Long-Term Incentive Plan Award (Class B Shareholder). (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 12, 2021.)**
(10.35)*	Long-Term Incentive Plan Award (Common). (Incorporated by Reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated March 12, 2021.)**
(10.36)*	Career Shares (Class B Shareholder). (Incorporated by Reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated March 12, 2021.)**
(10.37)*	Career Shares (Common). (Incorporated by Reference to Exhibit (10.5) to Dixie's Current Report on Form 8-K dated March 12, 2021.)**
(10.38)*
Omnibus Equity Incentive Plan as adopted by shareholders on May 4, 2022. (Incorporated by Reference to Appendix A to Dixie's Proxy Statement for the Registrant's Annual Meeting of Shareholders held May 4, 2022.)**

(10.39)*	Long-Term Incentive Plan Award (Class B Shareholder). (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 16, 2022.)**
(10.40)*	Long-Term Incentive Plan Award (Common). (Incorporated by Reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated March 16, 2022.)**
(10.41)*	Career Shares (Class B Shareholder). (Incorporated by Reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated March 16, 2022.)**
(10.42)*	Career Shares (Common). (Incorporated by Reference to Exhibit (10.5) to Dixie's Current Report on Form 8-K dated March 16, 2022.)**
(10.43)*	Long-Term Incentive Plan Award (Class B Shareholder). (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 13, 2023.)**
(10.44)*	Long-Term Incentive Plan Award (Common). (Incorporated by Reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated March 13, 2023.)**
(10.45)*	Career Shares (Class B Shareholder). (Incorporated by Reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated March 13, 2023.)**
Table of Contents    59

(10.46)*	Career Shares (Common). (Incorporated by Reference to Exhibit (10.5) to Dixie's Current Report on Form 8-K dated March 13, 2023.)**
(10.47)*	Form of Stock Option Agreement (Common) Options Granted Under the Omnibus Equity Incentive Plan Granted May 25, 2023. (Filed herewith.)**
(10.48)*	Form of Stock Option Agreement (Class B Shareholder) Options Granted Under the Omnibus Equity Incentive Plan Granted May 25, 2023. (Filed herewith.)**
(10.49)*	First Amendment to Credit Agreement dated September 10, 2021, among The Dixie Group, Inc. and TDG Operations, LLC and Fifth Third Bank, National Association. (Filed herewith.)
(10.50)*	Second Amendment to Credit Agreement dated July 29, 2022, among The Dixie Group, Inc. and TDG Operations, LLC and Fifth Third Bank, National Association. (Filed herewith.)
(10.51)*	Third Amendment to Credit Agreement dated June 9, 2023, among The Dixie Group, Inc. and TDG Operations, LLC and Fifth Third Bank, National Association. (Filed herewith.)
(10.52)*	Agreement for the Purchase and Sale of Real Property between Cannon Commercial, Inc. and TDG Adairsville, LLC. (Filed herewith.)
(10.53)*	Form of Lease between Adairsville GA, LLC and TDG Operations, LLC. (Filed herewith.)
(14)*	Code of Ethics, as amended and restated, February 15, 2010. (Incorporated by Reference to Exhibit 14 to Dixie's Annual Report on Form 10-K for year ended December 26, 2009.)
(16)*	Letter from FORVIS, LLP regarding change in certifying accountant. (Incorporated by Reference to Exhibit 16.1 to Dixie's Form 8-K dated June 3, 2022.)
(19.1)	Insider Trading Policies and Procedures. (Filed herewith.)
(21)	Subsidiaries of the Registrant. (Filed herewith.)
(23)	Consent of FORVIS, LLP Independent Registered Public Accounting Firm. (Filed herewith.)
(31.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(a). (Filed herewith.)
(31.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(a). (Filed herewith.)
(32.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(b). (Filed herewith.)
(32.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(b). (Filed herewith.)
(97)*	Recoupment Policy. (Incorporated by Reference to Exhibit 97 to Dixie's Annual Report on Form 10-K for year ended December 31, 2022.)
(101.INS)	XBRL Instance Document. (Filed herewith.)
(101.SCH)	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

* Commission File No. 0-2585.
** Indicates a management contract or compensatory plan or arrangement.
Table of Contents    60