Form 10-Q
period 2024-03-30
DIXIE GROUP INC
filed 2024-05-03
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 30, 2024
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of April 26, 2024
Common Stock, $3 Par Value	14,640,554 shares
Class B Common Stock, $3 Par Value	1,249,302 shares
Class C Common Stock, $3 Par Value	0 shares
Table of Contents    1

THE DIXIE GROUP, INC.

Table of Contents    2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(amounts in thousands, except share data)

	March 30, 2024	December 30, 2023
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$55	$79
Receivables, net of allowances for credit losses of $474 and $440	28,225	23,686
Inventories, net	75,041	76,211
Prepaid and other current assets	10,803	12,154
Current assets of discontinued operations	260	265
TOTAL CURRENT ASSETS	114,384	112,395

PROPERTY, PLANT AND EQUIPMENT, NET	37,660	31,368
OPERATING LEASE RIGHT-OF-USE ASSETS	28,187	28,962
OTHER ASSETS	18,039	17,130
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	1,391	1,314
TOTAL ASSETS	$199,661	$191,169

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$21,819	$13,935
Accrued expenses	17,438	16,598
Current portion of long-term debt	3,794	4,230
Current portion of operating lease liabilities	3,713	3,654
Current liabilities of discontinued operations	1,172	1,137
TOTAL CURRENT LIABILITIES	47,936	39,554

LONG-TERM DEBT, NET	80,610	78,290
OPERATING LEASE LIABILITIES	25,081	25,907
OTHER LONG-TERM LIABILITIES	15,500	14,591
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	3,618	3,536
TOTAL LIABILITIES	172,745	161,878

COMMITMENTS AND CONTINGENCIES (See Note 17)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 14,640,554 shares for 2024 and 14,409,281 shares for 2023	43,922	43,228
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 1,249,302 shares for 2024 and 1,121,129 shares for 2023	3,748	3,363
Additional paid-in capital	158,177	159,132
Accumulated deficit	(179,194)	(176,700)
Accumulated other comprehensive income	263	268
TOTAL STOCKHOLDERS' EQUITY	26,916	29,291
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$199,661	$191,169

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    3

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended
	March 30, 2024	April 1, 2023
NET SALES	$65,254	$67,084
Cost of sales	49,445	49,251
GROSS PROFIT	15,809	17,833

Selling and administrative expenses	16,372	16,409
Other operating expense, net	52	68
Facility consolidation and severance expenses, net	242	1,050
OPERATING INCOME (LOSS)	(857)	306

Interest expense	1,532	1,858
Other (income) expense, net	5	(14)
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(2,394)	(1,538)
Income tax provision	16	13
LOSS FROM CONTINUING OPERATIONS	(2,410)	(1,551)
Loss from discontinued operations, net of tax	(84)	(207)
NET LOSS	$(2,494)	$(1,758)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.16)	$(0.11)
Discontinued operations	(0.01)	(0.01)
Net loss	$(0.17)	$(0.12)

BASIC SHARES OUTSTANDING	14,850	14,676

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.16)	$(0.11)
Discontinued operations	(0.01)	(0.01)
Net loss	$(0.17)	$(0.12)

DILUTED SHARES OUTSTANDING	14,850	14,676

DIVIDENDS PER SHARE:
Common Stock	$—	$—
Class B Common Stock	—	—

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    4

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	Three Months Ended
	March 30, 2024	April 1, 2023
NET LOSS	$(2,494)	$(1,758)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Reclassification of net actuarial gain into earnings from postretirement benefit plans (1)	(5)	(5)
Income taxes	—	—
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(5)	(5)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(5)	(5)

COMPREHENSIVE LOSS	$(2,499)	$(1,763)

(1) Amounts for postretirement plans reclassified from accumulated other comprehensive income to net loss were included in selling and administrative expenses in the Company's consolidated condensed statements of operations.

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    5

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Three Months Ended
	March 30, 2024	April 1, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(2,410)	$(1,551)
Loss from discontinued operations	(84)	(207)
Net loss	(2,494)	(1,758)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,519	1,605
Net gain on property, plant and equipment disposals	—	(4)
Stock-based compensation expense	156	197
Expense (credit) for expected credit losses	88	(66)
Changes in operating assets and liabilities:
Receivables	(4,627)	(5,147)
Inventories	1,170	47
Prepaid and other current assets	(5,180)	(2,990)
Accounts payable and accrued expenses	5,924	3,030
Other operating assets and liabilities	3	1,494
NET CASH USED IN OPERATING ACTIVITIES	(3,357)	(3,385)
NET CASH USED IN OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	(39)	(674)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	—	4
Purchase of property, plant and equipment	(499)	(359)
NET CASH USED IN INVESTING ACTIVITIES	(499)	(355)
NET CASH PROVIDED BY INVESTING ACTIVITIES - DISCONTINUED OPERATIONS	—	8

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on revolving credit facility	3,061	5,482
Payments on notes payable - buildings and other term loans	(509)	(152)
Payments on notes payable - other	(702)	(631)
Payments on finance leases	(9)	(81)
Change in outstanding checks in excess of cash	2,062	(37)
Repurchases of Common Stock	(32)	(44)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,871	4,537

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24)	131
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	79	363
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55	$494

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,656	$1,756
Income taxes paid, net of tax refunds	151	65
Right-of-use assets obtained in exchange for new operating lease liabilities	219	—
Deposits utilized on property, plant & equipment purchases	6,530	—
Accrued purchases of equipment	739	—

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    6

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(amounts in thousands, except share data)

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 30, 2023	$43,228	$3,363	$159,132	$(176,700)	$268	$29,291
Repurchases of Common Stock - 52,091 shares	(156)	—	124	—	—	(32)
Class B converted into Common Stock - 5,980 shares	18	(18)	—	—	—	—
Restricted stock grants issued - 411,537 shares	832	403	(1,235)	—	—	—
Stock-based compensation expense	—	—	156	—	—	156
Net loss	—	—	—	(2,494)	—	(2,494)
Other comprehensive loss	—	—	—	—	(5)	(5)
Balance at March 30, 2024	$43,922	$3,748	$158,177	$(179,194)	$263	$26,916

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2022	$43,360	$3,388	$158,331	$(173,784)	$219	$31,514
Repurchases of Common Stock - 55,994 shares	(168)	—	124	—	—	(44)
Class B converted into Common Stock - 8,029 shares	25	(25)	—	—	—	—
Stock-based compensation expense	—	—	197	—	—	197
Net loss	—	—	—	(1,758)	—	(1,758)
Cumulative effect of CECL adoption	—	—	—	(198)	—	(198)
Other comprehensive income	—	—	—	—	(5)	(5)
Balance at April 1, 2023	$43,217	$3,363	$158,652	$(175,740)	$214	$29,706

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    7

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements which do not include all the information and notes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Dixie Group, Inc.'s and its wholly-owned subsidiaries (the "Company") 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 30, 2023. The balance sheet as of December 30, 2023 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. Operating results for the three month period ended March 30, 2024 are not necessarily indicative of the results that may be expected for the entire 2024 year.

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

Reclassifications

The Company reclassified certain amounts in 2023 in Note 9 Long-Term Debt and Credit Arrangements and Note 10 Leases to conform to the 2024 presentation. In 2023, the Company included its failed sales and leaseback transactions in its lease footnote with a note indicating they were included. In 2024, the Company included these transactions in its debt footnote and reclassified amounts in the comparative 2023 period.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Yet to Be Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reporting requirements under Topic 280. The enhanced disclosure requirements include: title and position of the Chief Operating Decision Maker (CODM), significant segment expenses provided to the CODM, extending certain annual disclosures to interim periods, clarifying single reportable segment entities must apply ASC 280 in its entirety, and permitting more than one measure of segment profit or loss to be reported under certain circumstances. This change is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. This change will apply retrospectively to all periods presented. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The new guidance requires consistent categorization and greater disaggregation of information in the rate reconciliation, as well as further disaggregation of income taxes paid. This change is effective for annual periods beginning after December 15, 2024. This change will apply on a prospective basis to annual financial statements for periods beginning after the effective date. However, retrospective application in all prior periods presented is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Table of Contents    8

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 3 - REVENUE

Revenue Recognition Policy

The Company derives its revenues primarily from the sale of floorcovering products and processing services. Revenues are recognized when control of these products or services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products and services. Sales, value add, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. Shipping and handling fees charged to customers are reported within revenue. When the Company transfers control of its products to the customer prior to the related shipping and handling activities, the Company has adopted a policy of accounting for shipping and handling activities as a fulfillment cost rather than a performance obligation. Incidental items that are immaterial in the context of the contract are recognized as expense. While the Company pays sales commissions to certain personnel, the Company has not capitalized these costs as costs to obtain a contract as the Company has elected to expense costs as incurred when the expected amortization period is one year or less. The Company does not have any significant financing components as payment is received at or shortly after the point of sale. The Company determined revenue recognition through the following steps:

•Identification of the contract with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, the performance obligation is satisfied

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue by end-user markets for the three month periods ended March 30, 2024 and April 1, 2023:

	Three Months Ended
	March 30, 2024	April 1, 2023
Residential floorcovering products	$64,326	$66,137
Other services	928	947
Total net sales	$65,254	$67,084

Residential floorcovering products. Residential floorcovering products include broadloom carpet, rugs, luxury vinyl flooring and engineered hardwood. These products are sold into the designer, retailer, mass merchant and builder markets.

Other services. Other services include carpet yarn processing and carpet dyeing services.

Contract Balances

Other than receivables that represent an unconditional right to consideration, which are presented in Note 4, the Company does not recognize any contract assets which give conditional rights to receive consideration, because the Company does not incur costs to obtain customer contracts that are recoverable. The Company often receives cash payments from customers in advance of the Company’s performance for limited production run orders resulting in contract liabilities. These contract liabilities are classified in accrued expenses in the consolidated condensed balance sheets based on the timing of when the Company expects to recognize revenue, which is typically less than a year. The net decrease or increase in the contract liabilities is primarily driven by order activity for limited runs requiring deposits offset by the recognition of revenue and the application of deposit on the receivables ledger for such activity during the period. The activity in the advanced deposits for the three month periods ended March 30, 2024 and April 1, 2023 is as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
Beginning contract liability	$966	$1,055
Revenue recognized from contract liabilities included in the beginning balance	(711)	(753)
Increases due to cash received, net of amounts recognized in revenue during the period	1,112	681
Ending contract liability	$1,367	$983
Table of Contents    9

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

Warranties

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products for a period of up to two years. The Company accrues for estimated future assurance warranty costs in the period in which the sale is recorded. The costs are included in cost of sales in the consolidated condensed statements of operations and the product warranty reserve is included in accrued expenses in the consolidated condensed balance sheets. The Company calculates its accrual using the portfolio approach based upon historical experience and known trends. The Company does not provide an additional service-type warranty. (See Note 8.)

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

	March 30, 2024	December 30, 2023
Customers, trade	$27,942	$22,461
Other receivables	757	1,665
Gross receivables	28,699	24,126
Less: allowance for expected credit losses (1)	(474)	(440)
Receivables, net	$28,225	$23,686

(1)The Company recognized an expense to the provision for expected credit losses of $88 and recognized write-offs, net of recoveries of $54 for the three months ended March 30, 2024. The Company recognized a credit to the provision for expected credit losses of $(66) and recognized write-offs, net of recoveries of $28 for the three months ended April 1, 2023.

Table of Contents    10

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 5 - INVENTORIES, NET

Inventories are summarized as follows:

	March 30, 2024	December 30, 2023
Raw materials	$24,082	$24,368
Work-in-process	11,710	12,275
Finished goods	61,114	60,553
Supplies and other	106	112
LIFO reserve	(21,971)	(21,097)
Inventories, net	$75,041	$76,211

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	March 30, 2024	December 30, 2023
Land and improvements	$3,402	$3,402
Buildings and improvements	41,510	41,484
Machinery and equipment	163,456	155,312
Assets under construction	172	574
	208,540	200,772
Accumulated depreciation	(170,880)	(169,404)
Property, plant and equipment, net	$37,660	$31,368

Depreciation of property, plant and equipment, including amounts for finance leases, totaled $1,476 in the three months ended March 30, 2024 and $1,557 in the three months ended April 1, 2023.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	March 30, 2024	December 30, 2023
Compensation and benefits	$5,148	$5,720
Provision for customer rebates, claims and allowances	5,363	6,199
Advanced customer deposits	1,367	966
Outstanding checks in excess of cash	2,506	444
Other	3,054	3,269
Accrued expenses	$17,438	$16,598

Table of Contents    11

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 8 - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products. Product warranty reserves are included in accrued expenses in the Company's consolidated condensed balance sheets. The following is a summary of the Company's product warranty activity for continuing operations:

	Three Months Ended
	March 30, 2024	April 1, 2023
Product warranty reserve at beginning of period	$735	$942
Warranty liabilities accrued	157	189
Warranty liabilities settled	(191)	(227)
Product warranty reserve at end of period	$701	$904

NOTE 9 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	March 30, 2024	December 30, 2023
Revolving credit facility	$50,680	$47,619
Term loans	23,366	23,875
Notes payable - other	11,598	12,300
Finance lease obligations	122	131
Deferred financing costs, net	(1,362)	(1,405)
Total debt	84,404	82,520
Less: current portion of long-term debt	3,794	4,230
Long-term debt	$80,610	$78,290

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

At the Company's election, advances of the revolving credit facility bear interest at annual rates equal to either (a) SOFR (plus a 0.10% SOFR adjustment) for 1 or 3 month periods, as defined with a floor of 0.75% or published SOFR, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate plus an applicable margin ranging between 0.50% and 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. The applicable margin can be increased by 0.50% if the fixed charge coverage ratio is below a 1.10 to 1.00 ratio. As of March 30, 2024, the applicable margin on the Company's revolving credit facility was 2.50% for SOFR and 1.50% for Prime due to the fixed charge coverage ratio being below 1.10 to 1.00. The Company pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.25% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 8.08% at March 30, 2024 and 8.15% at December 30, 2023.

The agreement is subject to customary terms and conditions and annual administrative fees with pricing varying on excess availability and a fixed charge coverage ratio. The agreement is also subject to certain compliance, affirmative, and financial covenants. The Company is only subject to the financial covenants if borrowing availability is less than $8,831, which is equal to 12.5% of the lesser of the total loan availability of $75,000 or total collateral available, and remains until the availability is greater than 12.5% for thirty consecutive days. As of March 30, 2024, the unused borrowing availability under the revolving credit facility was $14,998.
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

Debt Covenant Compliance and Liquidity Considerations

The Company's agreements for its Revolving Credit Facility and its term loans include certain compliance, affirmative, and financial covenants and, as of the reporting date, the Company is in compliance with all such applicable financial covenants. In the Company's self-assessment of going concern, with reflection on the Company's operating losses in 2024 and 2023, the Company considered its future ability to comply with the financial covenants in its existing debt agreements. Topic 205 requires Company management to perform a going concern self-assessment each annual and interim reporting period. In performing its evaluation, management considered known and reasonably knowable information as of the reporting date. The Company also considered the significant unfavorable impact if it were unable to maintain compliance with financial covenants by its primary lenders. As part of the evaluation, the Company considered the improved gross margins driven by cost reductions implemented under its East Coast Consolidation Plan. The financial statements do not include any adjustments that might result from the outcome of the uncertainty of the ability to maintain compliance with the financial covenants.

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

On September 15, 2023, the Company modified a note payable on equipment which had previously been recorded as a failed sale and leaseback. The note payable bears interest at 7.84% and matures on December 1, 2024.

The Company's other financing notes have terms up to 1 year, bear interest ranging from 6.34% to 6.50% and are due in monthly installments through their maturity dates. The Company's other notes do not contain any financial covenants.

Finance Lease Obligations

The Company's finance lease obligations are due in monthly installments through their maturity dates. The Company's finance lease obligations are secured by the specific equipment leased.

Table of Contents    13

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 10 - LEASES

Leases as Lessee

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	March 30, 2024	December 30, 2023
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$28,187	$28,962

Current portion of operating lease liabilities	Current portion of operating lease liabilities	$3,713	$3,654
Noncurrent portion of operating lease liabilities	Operating lease liabilities	25,081	25,907
Total operating lease liabilities		$28,794	$29,561

Finance Leases:
Finance lease right-of-use assets	Property, plant, and equipment, net	$135	$138

Current portion of finance lease liabilities	Current portion of long-term debt	$26	$29
Noncurrent portion of finance lease liabilities	Long-term debt	96	102
Total financing lease liabilities		$122	$131

Lease cost recognized in the consolidated condensed financial statements is summarized as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
Operating lease cost	$1,494	$1,047

Finance lease cost:
Amortization of lease assets	$4	$43
Interest on lease liabilities	8	4
Total finance lease costs	$12	$47

Table of Contents    14

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
Other supplemental information related to leases is summarized as follows:

	March 30, 2024	April 1, 2023
Weighted average remaining lease term (in years):
Operating leases	6.99	6.41
Finance leases	4.35	0.55

Weighted average discount rate:
Operating leases	6.80%	6.40%
Finance leases	6.67%	6.19%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,485	$1,028
Operating cash flows from finance leases	2	4
Financing cash flows from finance leases	9	81

The following table summarizes the Company's future minimum lease payments under non-cancellable contractual obligations for operating and financing liabilities as of March 30, 2024:

Fiscal Year	Operating Leases	Finance Leases
2024	$4,253	$26
2025	5,418	31
2026	5,133	31
2027	5,303	34
2028	5,330	19
Thereafter	11,348	—
Total future minimum lease payments (undiscounted)	36,785	141
Less: Present value discount	7,991	19
Total lease liability	$28,794	$122

Leases as Lessor

The Company leases or subleases to third parties certain excess space in its facilities, which are included as fixed assets. The leases are accounted for as operating leases and the lease or sublease income is included in other operating (income) expense, net. The Company recognizes lease income on a straight-line basis as collectability is probable, including any escalation or lease incentives, as applicable, and the Company continues to recognize the underlying asset. The Company has elected the practical expedient to combine all non-lease components as a combined component. The nature of the Company’s sublease agreements do not provide for variable lease payments, options to purchase, or extensions.

Lease income and sublease income related to fixed lease payments recognized in the consolidated condensed financial statements is summarized as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
Operating lease income	$375	$—

Table of Contents    15

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
The following table summarizes the Company's undiscounted lease payments to be received under operating leases including amounts to be paid by the Company to the head lessor for the next five years and thereafter as of March 30, 2024:

Fiscal Year	Gross Lease Payments	Payments to Head Lessor	Net Lease Payments
2024	$935	$188	$747
2025	1,253	253	1,000
2026	1,278	256	1,022
2027	1,303	259	1,044
2028	766	163	603
Thereafter	—	—	—
Total	$5,535	$1,119	$4,416

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

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	March 30, 2024		December 30, 2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$55	$55	$79	$79
Financial liabilities:
Long-term debt, including current portion	$84,282	$81,762	$82,389	$79,225
Finance leases, including current portion	122	121	131	130

The fair values of the Company's long-term debt and finance leases were estimated using market rates the Company believes would be available for similar types of financial instruments and represent level 2 measurements. The fair values of cash and cash equivalents approximate their carrying amounts due to the short-term nature of the financial instruments.

NOTE 12 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers approximately 98% of the Company's current associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $96 and $88 for the three months ended March 30, 2024 and April 1, 2023, respectively.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers associates at one facility who are under a collective-bargaining agreement. The number of associates under the plan represents approximately 2% of the Company's total current associates. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $1 and $4 for the three months ended March 30, 2024 and April 1, 2023, respectively.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations for continuing operations owed to participants under this plan were $15,174 at March 30, 2024 and $14,289 at December 30, 2023 and are included in other long-term liabilities in the Company's consolidated condensed balance sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies for continuing operations was $15,498 at March 30, 2024 and $14,836 at December 30, 2023 and is included in other assets in the Company's consolidated condensed balance sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. Expenses related to the multi-employer pension plan were $7 and $3 for the three months ended March 30, 2024 and April 1, 2023, respectively. If the Company were to withdraw from the multi-employer plan, a withdrawal liability would be due, the amount of which would be determined by the plan. The withdrawal liability, as determined by the plan, would be a function of contribution rates, fund status, discount rates and various other factors at the time of any such withdrawal.

NOTE 13 - INCOME TAXES
TE 13 - INCOME TAXES
The effective income tax rate for the three months ending March 30, 2024 was 0.67% compared with a effective income tax rate of 0.85% for the three months ending April 1, 2023. Because the Company maintains a full valuation allowance against its deferred income tax balances, the Company is only able to recognize refundable credits and a small amount of state taxes in the tax expense for the first three months of 2024. The Company is in a net deferred tax liability position of $91 at March 30, 2024 and December 30, 2023, which is included in other long-term liabilities in the Company's consolidated condensed balance sheets.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $562 and $555 at March 30, 2024 and December 30, 2023, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of March 30, 2024 and December 30, 2023.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended
	March 30, 2024	April 1, 2023
Basic earnings (loss) per share:
Loss from continuing operations	$(2,410)	$(1,551)
Less: Allocation of earnings to participating securities	—	—
Loss from continuing operations available to common shareholders - basic	$(2,410)	$(1,551)
Basic weighted-average shares outstanding (1)	14,850	14,676
Basic earnings (loss) per share - continuing operations	$(0.16)	$(0.11)

Diluted earnings (loss) per share:
Loss from continuing operations available to common shareholders - basic	$(2,410)	$(1,551)
Add: Undistributed earnings reallocated to unvested shareholders	—	—
Loss from continuing operations available to common shareholders - basic	$(2,410)	$(1,551)
Basic weighted-average shares outstanding (1)	14,850	14,676
Effect of dilutive securities:
Stock options (2)	—	—
Directors' stock performance units (2)	—	—
Diluted weighted-average shares outstanding (1)(2)	14,850	14,676
Diluted earnings (loss) per share - continuing operations	$(0.16)	$(0.11)

(1)Includes Common and Class B Common shares, excluding unvested participating securities of 935 thousand as of March 30, 2024 and 742 thousand as of April 1, 2023.
(2)Shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded to the extent they are anti-dilutive. There were 539 thousand and 130 thousand aggregate shares excluded for the three months ended March 30, 2024 and April 1, 2023, respectively.

NOTE 15 - STOCK-BASED COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's consolidated condensed statements of operations. The Company's stock compensation expense was $156 and $197 for the three months ended March 30, 2024 and April 1, 2023, respectively.

On March 12, 2024, the Company issued 411,537 shares of restricted stock to certain key employees. The grant-date fair value of the awards was $251, or $0.61 per share, and is expected to be recognized as stock compensation expense over a weighted-average period of 5.0 years from the date the awards were granted. Each award is subject to a continued service condition. The fair value of each restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive income, net of tax, are as follows:

Post-Retirement Liabilities
Balance at December 30, 2023	$268
Reclassification of net actuarial gain into earnings from postretirement benefit plans	(5)
Balance at March 30, 2024	$263

Table of Contents    17

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

Legal Proceedings

The Company has been sued together with 15 other defendants in a civil action filed January 22, 2024, in the Superior Court of Gordon County Georgia. The case is styled: Moss Land Company, LLC and Revocable Living Trust of William Darryl Edwards, by and through William Darryl Edwards, Trustee vs. City of Calhoun et al. Civil Action Number 24CV73929. The plaintiffs are two landowners located in Gordon County Georgia. The relief sought is compensation for alleged damages to the plaintiffs’ real property, an injunction from alleged further damage to their property and abatement of alleged nuisance related to the presence of PFAS and related chemicals on their property. The Plaintiffs allege that such chemicals have been deposited on their property by the City of Calhoun as a byproduct of treating water containing such chemicals used by manufacturing operations in and around Calhoun Georgia. The defendants include the City of Calhoun Georgia, several other carpet manufacturers, and certain manufacturers and sellers of chemicals containing PFAS. No specific amount of damages has been demanded. The Company has denied liability and is vigorously defending the matter.

On March 1, 2024, the City of Calhoun Georgia served an answer and crossclaim for Damages and injunctive relief in the pending matter styled: In re: Moss Land Company, LLC and Revocable living Trust of William Darryl Edwards by and through William Darryl Edwards, Trustee v. The Dixie Group, Inc. In the Superior Court of Gordon County Georgia, case Number: 24CV73929. In its Answer and Crossclaim defendant Calhoun sues The Dixie Group, Inc. and other named carpet manufacturing defendants for unspecified monetary damages and other injunctive relief based on injury claimed to have resulted from defendant’s use and disposal of chemical wastewater containing PFAS chemicals. The Company intends to deny liability and defend the matter vigorously.

NOTE 18 - OTHER (INCOME) EXPENSE, NET

Other operating (income) expense, net is summarized as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
Other operating expense, net:
Loss on currency exchanges	$38	$10
Retirement expense	32	74
Lease income, net	(22)	—
Miscellaneous (income) expense	4	(16)
Other operating expense, net	$52	$68

Table of Contents    18

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

Costs related to the facility consolidation plans are summarized as follows:

					As of March 30, 2024
	Accrued Balance at December 30, 2023	2024 Expenses To Date (1)	2024 Cash Payments	Accrued Balance at March 30, 2024	Total Costs Incurred To Date	Total Expected Costs
Consolidation of East Coast Manufacturing Plan	$36	$105	$117	$24	$7,820	$8,102

Asset Impairments/Non-Cash Items	$—	$137	$—	$—	$1,854	$2,267

	Accrued Balance at December 31, 2022	2023 Expenses To Date (1)	2023 Cash Payments	Accrued Balance at April 1, 2023
Consolidation of East Coast Manufacturing Plan	$1,011	$1,050	$1,558	$503

Asset Impairments/Non-Cash Items	$—	$—	$—	$—

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

NOTE 20 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	Three Months Ended
	March 30, 2024	April 1, 2023
Loss from discontinued operations:
Workers' compensation costs from former textile operations	$(33)	$(19)
Environmental remediation costs from former textile operations	—	(25)
Commercial business operations	(51)	(163)
Loss from discontinued operations, before taxes	$(84)	$(207)
Income tax benefit	—	—
Loss from discontinued operations, net of tax	$(84)	$(207)

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

Environmental remediation costs from former textile operations

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $2,191 as of March 30, 2024 and $2,205 as of December 30, 2023. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from the Company's estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

Commercial business operations

In accordance with the Asset Purchase Agreement dated September 13, 2021, the Company sold assets that included certain inventory, certain items of machinery and equipment used exclusively in the Commercial Business, and related intellectual property. Additionally, the Company agreed not to compete with the specified commercial business and the Atlas|Masland markets for a period of 5 years following September 13, 2021. The agreement allowed for the Company to sell the commercial inventory retained by the Company after the divestiture.

The Company reclassified the following assets and liabilities for discontinued operations in the accompanying consolidated condensed balance sheets:

	March 30, 2024	December 30, 2023
Current Assets of Discontinued Operations:
Receivables, net	$149	$158
Inventories, net	111	107
Current Assets Held for Discontinued Operations	$260	$265

Long Term Assets of Discontinued Operations:
Property, plant and equipment, net	$176	$176
Other assets	1,215	1,138
Long Term Assets Held for Discontinued Operations	$1,391	$1,314

Current Liabilities of Discontinued Operations:
Accounts payable	$128	$128
Accrued expenses	1,044	1,009
Current Liabilities Held for Discontinued Operations	$1,172	$1,137

Long Term Liabilities of Discontinued Operations:
Other long term liabilities	$3,618	$3,536
Long Term Liabilities Held for Discontinued Operations	$3,618	$3,536

For the three months ended March 30, 2024 and April 1, 2023, the Company reclassified the following operations of the Commercial business included in discontinued operations in the accompanying consolidated condensed statements of operations:

	Three Months Ended
	March 30, 2024	April 1, 2023
Net sales	$11	$140
Cost of sales	118	261
Gross profit	(107)	(121)

Selling and administrative expenses	(56)	45
Other operating income, net	—	(3)
Loss from discontinued Commercial business operations	$(51)	$(163)

Table of Contents    19

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

RESULTS OF OPERATIONS
The following tables provide information derived from our unaudited condensed consolidated financial statements for the periods indicated. Percentages used are expressed as a percent of net sales. The discussion that follows each table should be read in conjunction with our unaudited condensed consolidated financial statements as well as our 2023 Annual Report on Form 10-K for the year ended December 30, 2023.
Three Months Ended March 30, 2024 Compared with the Three Months Ended April 1, 2023

Net Sales from Continuing Operations

	Three Months Ended
($ in thousands)	March 30, 2024	April 1, 2023	Inc./(Dec.)	Inc./(Dec.)
Net Sales	$65,254	$67,084	$(1,830)	(2.7)%

For the first quarter of 2024, our net sales from continuing operations decreased 2.7% compared with the first quarter of 2023. The lower net sales were attributed to lower demand within the floorcovering industry and related markets driven by continued high interest rates and inflation.

	Three Months Ended
	March 30, 2024	April 1, 2023
Net sales	100.0%	100.0%
Cost of sales	75.8%	73.4%
Gross profit	24.2%	26.6%
Selling and administrative expenses	25.1%	24.5%
Other operating expenses, net	—%	0.1%
Facility consolidation and severance expenses, net	0.4%	1.5%
Operating income (loss)	(1.3)%	0.5%

Gross Profit

Gross profit as a percentage of net sales was 24.2% in the first quarter of 2024 compared with 26.6% in the first quarter of 2023. The lower gross profit percentage in 2024 was primarily driven by lower sales demand that resulted in higher unabsorbed fixed costs in manufacturing during the quarter. The higher gross profit percentage in 2023 was primarily driven by decreases in raw material costs, headcount reductions and operational efficiencies as the result of facility consolidations.

Selling and Administrative Expenses

Selling and administrative expenses were $16.4 million, or 25.1% of net sales, in the first quarter of 2024 compared with $16.4 million, or 24.5% of net sales in the year earlier period. Selling and administrative expenses as a percentage of net sales increased in the first quarter of 2024 as compared to the first quarter of 2023 primarily due to lower sales volume in the first quarter of 2024.

Other Operating Expense, Net

Net other operating expense was $52 thousand of expense in the first quarter of 2024 compared with $68 thousand of expense in the first quarter of 2023. The decrease in other operating expense was a result of lease revenue from excess warehouse capacity in 2024.

Table of Contents    21

Facility Consolidation and Severance Expenses, Net

Facility consolidation and severance expenses in the first quarter of 2024 were $242 thousand compared with $1.1 million in the first quarter of 2023. The expenses in the first quarter of 2024 and 2023 were related to our restructuring plan for the consolidation of our east coast manufacturing.

Operating Income (Loss)

We reported an operating loss of $857 thousand in the first quarter of 2024 compared with operating income of $306 thousand in the first quarter of 2023. The decline in operating income was primarily the result of lower sales volume that resulted in higher unabsorbed fixed costs during the first quarter of 2024.

Interest Expense

Interest expense decreased $326 thousand in the first quarter of 2024 compared with the first quarter of 2023. The decrease is primarily the result of a lower debt level in 2024 offset by an increase in interest rates on our variable rate debt.

Other (Income) Expense, Net

Net other (income) expense was $5 thousand of expense in the first quarter of 2024 compared with $14 thousand of income in the first quarter of 2023.

Income Tax Provision

We recorded an income tax expense from continuing operations of $16 thousand in the first quarter of 2024 compared to a income tax expense of $13 thousand in the first quarter of 2023.

The effective income tax rate for the three months ending March 30, 2024 was 0.67% compared with a income rate of 0.85% for the three months ending April 1, 2023. Because we maintain a full valuation allowance against our deferred tax balances, we are only able to recognize refundable credits and a small amount of state taxes in the tax expense for the first quarter of 2024 and 2023. We are in a net deferred tax liability position of $91 thousand at March 30, 2024 and December 30, 2023, which is included in other long-term liabilities in our consolidated condensed balance sheets.

We account for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $562 thousand and $555 thousand at March 30, 2024 and December 30, 2023, respectively. Such benefits, if recognized, would affect our effective tax rate. There were no significant interest or penalties accrued as of March 30, 2024 and December 30, 2023.

Net Loss

Continuing operations reflected a loss of $2.5 million, or $0.16 per diluted share, in the first quarter of 2024 compared with a loss of $1.8 million, or $0.11 per diluted share, in the same period in 2023. The loss from discontinued operations was $84 thousand in the first quarter of 2024 compared to a loss of $207 thousand in the first quarter of 2023. See Note 20 to the consolidated condensed financial statements for additional details related to discontinued operations.
Table of Contents    22

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 30, 2024, cash used in operating activities in continuing operations was $3.4 million. An increase in accounts receivable used $4.6 million during the first three months of 2024. Prepaid and other current assets used $5.2 million primarily as a result of deferred sample and marketing expenses. A decrease in inventory generated $1.2 million and an increase in accounts payable and accrued expenses generated $5.9 million primarily driven by the quarter end timing of payments based on supplier terms.

Purchases of capital assets for the three months March 30, 2024 resulted in a $499 thousand cash out flow to the business. Depreciation and amortization for the three months ended March 30, 2024 were $1.5 million. We expect capital expenditures to be approximately $2.8 million in 2024 while depreciation and amortization is expected to be approximately $6.2 million.

During the three months ended March 30, 2024, cash provided by financing activities was $3.9 million. We had net borrowings on our revolving credit facility of $3.1 million and net payments on notes payable and financing leases of $1.2 million.

We believe, after having reviewed various financial scenarios, our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements under current operating conditions. We have specifically considered the impact of continued operating losses on our liquidity position and our ability to comply with financial covenants by our primary lenders. As part of our evaluation, we considered the improved gross margins driven by cost reductions implemented under our East Coast Consolidation Plan, the return from the elimination of cash discounts, lower planned sample investments and cost savings expected to be generated from the operations of our extrusion equipment. Availability under our Senior Secured Revolving Credit Facility on March 30, 2024 was $15.0 million. Significant additional cash expenditures above our normal liquidity requirements, significant deterioration in economic conditions or continued operating losses could affect our business and require supplemental financing or other funding sources. There can be no assurance that other supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us. We cannot predict, and are unable to know, the long-term impact of the COVID-19 pandemic and the related economic consequences or how these events may affect our future liquidity.
Changes to Critical Accounting Policies

Our critical accounting policies were outlined in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

At March 30, 2024, $74,047, or approximately 86% of our total debt, was subject to short-term floating interest rates. A one-hundred basis point fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $740. Included in the $74,047, is the amount outstanding for term loans of $23,366. Both loans are currently set to bear interest of 5% for five years. Every five years, these rates will be reset to reflect the then current 5-year treasury rate plus a margin. A one-hundred basis point fluctuation in the interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $234. See Note 9 to the consolidated condensed financial statements for further discussion of these loans.

Table of Contents    23

Item 4. Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 30, 2024, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We have been sued together with 15 other defendants in a civil action filed January 22, 2024, in the Superior Court of Gordon County Georgia. The case is styled: Moss Land Company, LLC and Revocable Living Trust of William Darryl Edwards, by and through William Darryl Edwards, Trustee vs. City of Calhoun et al. Civil Action Number 24CV73929. The plaintiffs are two landowners located in Gordon County Georgia. The relief sought is compensation for alleged damages to the plaintiffs’ real property, an injunction from alleged further damage to their property and abatement of alleged nuisance related to the presence of PFAS and related chemicals on their property. The Plaintiffs allege that such chemicals have been deposited on their property by the City of Calhoun as a byproduct of treating water containing such chemicals used by manufacturing operations in and around Calhoun Georgia. The defendants include the City of Calhoun Georgia, several other carpet manufacturers, and certain manufacturers and sellers of chemicals containing PFAS. No specific amount of damages has been demanded. We have denied liability and are vigorously defending the matter.

On March 1, 2024, the City of Calhoun Georgia served an answer and crossclaim for Damages and injunctive relief in the pending matter styled: In re: Moss Land Company, LLC and Revocable living Trust of William Darryl Edwards by and through William Darryl Edwards, Trustee v. The Dixie Group, Inc. In the Superior Court of Gordon County Georgia, case Number: 24CV73929. In its Answer and Crossclaim defendant Calhoun sues The Dixie Group, Inc. and other named carpet manufacturing defendants for unspecified monetary damages and other injunctive relief based on injury claimed to have resulted from defendant’s use and disposal of chemical wastewater containing PFAS chemicals. We intend to deny liability and defend the matter vigorously.

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

Global and/or local pandemics, such as COVID-19, have negatively impacted areas where we operate and sell our products and services. The COVID-19 outbreak in the second quarter of 2020 had a material adverse effect on our ability to operate and our results of operations as public health organizations recommended, and many governments implemented, measures to slow and limit the transmission of the virus, including shelter in place and social distancing ordinances. Although the accessibility of vaccines and other preventive measures have lessened the impact, new variants or other pandemics may necessitate a return of such restrictive, preventive measures which may have a material adverse effect on our business for an indefinite period of time, such as the potential shut down of certain locations, decreased employee availability, disruptions to the businesses of our selling channel partners, and others. Our suppliers and customers may also face these and other challenges, which could lead to a disruption in our supply chain as well as decreased construction and renovation spending and consumer demand for our products and services. These issues may also materially affect our current and future access to sources of liquidity, particularly our cash flows from operations, and access to financing. The long-term economic impact and near-term financial impacts of the COVID-19 pandemic or other pandemics, including but not limited to, potential near term or long-term risk of asset impairment, restructuring, and other charges, cannot be reliably quantified or estimated at this time due to the uncertainty of future developments.

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

NASDAQ Marketplace Rule 5550(a)(2) requires that, for continued listing on the exchange, we must maintain a minimum bid price of $1 per share. We received notice from NASDAQ on September 27, 2023 that our closing bid price was below $1 per share for 30 consecutive business days. We have requested, and have been granted, an additional 180 calendar days from March 25, 2024 to meet the applicable minimum bid price requirement. As a result of the extension, we now have until September 23, 2024 to regain compliance with the bid price requirement. We will continue to monitor the closing bid price and will consider all available options to regain compliance. If we do not regain compliance with the bid price requirement by September 23, 2024 NASDAQ will provide notification that our shares will be subject to delisting. At such time, we may appeal the delisting determination to a NASDAQ Hearings panel. We would remain listed pending the panel's decision. There can be no assurance that if we appeal a subsequent delisting determination that such appeal would be successful. To the extent that we are unable to stay in compliance with the relevant NASDAQ bid price listing rule, there is a risk that our common stock may be delisted from NASDAQ, which would adversely impact liquidity of our common stock and potentially result in even lower bid prices for our common stock.

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
Table of Contents    26

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

Nylon yarn is the principal raw material used in our floorcovering products. The supply of all nylon yarn and yarn systems has been negatively impacted by a variety of overall market factors. The cost of nylon yarns has risen significantly and availability of nylon yarns has been restricted. An interruption in the supply of these or other raw materials or sourced products used in our business or in the supply of suitable substitute materials or products would disrupt our operations, which could have a material adverse effect on our business. Supply constraints may impact our ability to successfully develop products and effectively service our customers. We have developed and are developing products and product offerings using fiber systems from multiple external fiber suppliers as well as from vertically integrated production of our yarn supply through dedicated internal extrusion operations. There can be no certainty as to the success of our efforts to develop and market such products. We continually evaluate our sources of yarn and other raw materials for competitive costs, performance characteristics, brand value, and diversity of supply.

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

Table of Contents    27

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

The Environmental Protection Agency ("EPA") has declared an intent to focus on perceived risks posed by certain chemicals (principally PFOA and PFOAS) previously used by the carpet industry. Recently, such chemicals have been declared to be hazardous substances by the EPA. New or revised regulatory actions could result in requirements that industry participants,
Table of Contents    28

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

Table of Contents    29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

The following table provides information regarding our repurchases of our Common Stock Shares during the three months ended March 30, 2024:

Fiscal Month Ending	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs (2)
February 3, 2024	—	$—	—
March 2, 2024	—	—	—
March 30, 2024	52,091	0.61	—
Three Months Ended March 30, 2024	52,091	$0.61	—	$2,358,144
(1)During the three months ended March 30, 2024, 52,091 shares were withheld from employees in lieu of cash payments for withholding taxes due for a total amount of $31,776 pursuant to the terms of the applicable incentive plans.
(2)On August 3, 2022, our Board of Directors approved the repurchase of up to $3,000 of our Common Stock. Currently, we do not have an active 10b-5-1 plan to repurchase shares of Common Stock.

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

THE DIXIE GROUP, INC.
(Registrant)

Date: May 3, 2024	By: /s/ Allen L. Danzey
Allen L. Danzey Vice President and Chief Financial Officer

Table of Contents    31