Form 10-Q
period 2024-06-29
DIXIE GROUP INC
filed 2024-08-09
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 29, 2024
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of August 1, 2024
Common Stock, $3 Par Value	14,133,810 shares
Class B Common Stock, $3 Par Value	1,249,302 shares
Class C Common Stock, $3 Par Value	0 shares
Table of Contents    1

THE DIXIE GROUP, INC.

Table of Contents    2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(amounts in thousands, except share data)

	June 29, 2024	December 30, 2023
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$83	$79
Receivables, net of allowances for expected credit losses of $454 and $440	28,019	23,686
Inventories, net	76,131	76,211
Prepaid and other current assets	10,877	12,154
Current assets of discontinued operations	219	265
TOTAL CURRENT ASSETS	115,329	112,395

PROPERTY, PLANT AND EQUIPMENT, NET	36,077	31,368
OPERATING LEASE RIGHT-OF-USE ASSETS	27,425	28,962
OTHER ASSETS	18,267	17,130
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	1,394	1,314
TOTAL ASSETS	$198,492	$191,169

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$19,371	$13,935
Accrued expenses	17,407	16,598
Current portion of long-term debt	3,184	4,230
Current portion of operating lease liabilities	3,835	3,654
Current liabilities of discontinued operations	1,016	1,137
TOTAL CURRENT LIABILITIES	44,813	39,554

LONG-TERM DEBT, NET	82,699	78,290
OPERATING LEASE LIABILITIES	24,206	25,907
OTHER LONG-TERM LIABILITIES	15,844	14,591
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	3,626	3,536
TOTAL LIABILITIES	171,188	161,878

COMMITMENTS AND CONTINGENCIES (See Note 17)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 14,337,672 shares for 2024 and 14,409,281 shares for 2023	43,013	43,228
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 1,249,302 shares for 2024 and 1,121,129 shares for 2023	3,748	3,363
Additional paid-in capital	158,876	159,132
Accumulated deficit	(178,591)	(176,700)
Accumulated other comprehensive income	258	268
TOTAL STOCKHOLDERS' EQUITY	27,304	29,291
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$198,492	$191,169

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    3

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
NET SALES	$70,507	$74,009	$135,761	$141,093
Cost of sales	50,694	54,229	100,139	103,480
GROSS PROFIT	19,813	19,780	35,622	37,613

Selling and administrative expenses	17,376	19,042	33,748	35,451
Other operating income, net	(105)	(234)	(52)	(166)
Facility consolidation and severance expenses, net	247	719	489	1,768
OPERATING INCOME	2,295	253	1,437	560

Interest expense	1,620	1,849	3,152	3,707
Other (income) expense, net	4	3	8	(10)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	671	(1,599)	(1,723)	(3,137)
Income tax provision	4	21	20	34
INCOME (LOSS) FROM CONTINUING OPERATIONS	667	(1,620)	(1,743)	(3,171)
Loss from discontinued operations, net of tax	(64)	(106)	(148)	(313)
NET INCOME (LOSS)	$603	$(1,726)	$(1,891)	$(3,484)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.04	$(0.11)	$(0.12)	$(0.22)
Discontinued operations	(0.00)	(0.01)	(0.01)	(0.02)
Net income (loss)	$0.04	$(0.12)	$(0.13)	$(0.24)

BASIC SHARES OUTSTANDING	14,894	14,808	14,872	14,742

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.04	$(0.11)	$(0.12)	$(0.22)
Discontinued operations	(0.00)	(0.01)	(0.01)	(0.02)
Net income (loss)	$0.04	$(0.12)	$(0.13)	$(0.24)

DILUTED SHARES OUTSTANDING	14,987	14,808	14,872	14,742

DIVIDENDS PER SHARE:
Common Stock	$—	$—	$—	$—
Class B Common Stock	—	—	—	—

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    4

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
NET INCOME (LOSS)	$603	$(1,726)	$(1,891)	$(3,484)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Reclassification of net actuarial gain into earnings from postretirement benefit plans (1)	(5)	(6)	(10)	(11)
Income taxes	—	—	—	—
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(5)	(6)	(10)	(11)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(5)	(6)	(10)	(11)

COMPREHENSIVE INCOME (LOSS)	$598	$(1,732)	$(1,901)	$(3,495)

(1) Amounts for postretirement plans reclassified from accumulated other comprehensive income to net loss were included in selling and administrative expenses in the Company's consolidated condensed statements of operations.

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    5

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Six Months Ended
	June 29, 2024	July 1, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(1,743)	$(3,171)
Loss from discontinued operations	(148)	(313)
Net loss	(1,891)	(3,484)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,260	3,245
Net gain on property, plant and equipment disposals	(37)	(12)
Stock-based compensation expense	259	368
Expense (credit) for expected credit losses	74	(28)
Changes in operating assets and liabilities:
Receivables	(4,407)	(4,658)
Inventories	80	4,517
Prepaid and other current assets	(5,254)	(3,257)
Accounts payable and accrued expenses	5,370	5,654
Other operating assets and liabilities	80	1,363
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,318)	4,021
NET CASH USED IN OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	(212)	(827)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	37	12
Purchase of property, plant and equipment	(1,351)	(597)
Investment in joint venture, net of capital distributions	43	—
NET CASH USED IN INVESTING ACTIVITIES	(1,271)	(585)
NET CASH PROVIDED BY INVESTING ACTIVITIES - DISCONTINUED OPERATIONS	—	8

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit facility	5,583	(1,607)
Payments on notes payable - buildings and other term loans	(872)	(304)
Payments on notes payable - other	(1,419)	(1,273)
Payments on finance leases	(17)	(163)
Change in outstanding checks in excess of cash	875	513
Repurchases of Common Stock	(345)	(44)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,805	(2,878)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4	(261)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	79	363
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$83	$102

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3,363	$2,836
Income taxes paid, net of (tax refunds)	157	(725)
Right-of-use assets obtained in exchange for new operating lease liabilities	411	—
Equipment purchased under finance lease	—	119
Deposits utilized on property, plant & equipment purchases	6,530	—

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    6

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(amounts in thousands, except share data)

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 30, 2023	$43,228	$3,363	$159,132	$(176,700)	$268	$29,291
Repurchases of Common Stock - 52,091 shares	(156)	—	124	—	—	(32)
Class B converted into Common Stock - 5,980 shares	18	(18)	—	—	—	—
Restricted stock grants issued - 411,537 shares	832	403	(1,235)	—	—	—
Stock-based compensation expense	—	—	156	—	—	156
Net loss	—	—	—	(2,494)	—	(2,494)
Other comprehensive loss	—	—	—	—	(5)	(5)
Balance at March 30, 2024	$43,922	$3,748	$158,177	$(179,194)	$263	$26,916
Repurchases of Common Stock - 351,183 shares	(1,054)	—	741	—	—	(313)
Common Stock issued - 37,501 shares	113	—	(113)	—	—	—
Restricted stock grants issued - 32,000 shares	96	—	(96)	—	—	—
Restricted stock grants forfeited - 21,200 shares	(64)	—	64	—	—	—
Stock-based compensation expense	—	—	103	—	—	103
Net income	—	—	—	603	—	603
Other comprehensive loss	—	—	—	—	(5)	(5)
Balance at June 29, 2024	$43,013	$3,748	$158,876	$(178,591)	$258	$27,304

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2022	$43,360	$3,388	$158,331	$(173,784)	$219	$31,514
Repurchases of Common Stock - 55,994 shares	(168)	—	124	—	—	(44)
Class B converted into Common Stock - 8,029 shares	25	(25)	—	—	—	—
Stock-based compensation expense	—	—	197	—	—	197
Net loss	—	—	—	(1,758)	—	(1,758)
Cumulative effect of CECL adoption	—	—	—	(198)	—	(198)
Other comprehensive income	—	—	—	—	(5)	(5)
Balance at April 1, 2023	$43,217	$3,363	$158,652	$(175,740)	$214	$29,706
Restricted stock grants issued - 40,000 shares	120	—	(120)	—	—	—
Restricted stock grants forfeited - 10,167 shares	(31)	—	31	—	—	—
Stock-based compensation expense	—	—	171	—	—	171
Net loss	—	—	—	(1,726)	—	(1,726)
Other comprehensive income	—	—	—	—	(6)	(6)
Balance at July 1, 2023	$43,306	$3,363	$158,734	$(177,466)	$208	$28,145

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    7

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements which do not include all the information and notes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Dixie Group, Inc.'s and its wholly-owned subsidiaries (the "Company") 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 30, 2023. Significant intercompany accounts and transactions have been eliminated in consolidation. The balance sheet as of December 30, 2023 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. Operating results for the three and six month periods ended June 29, 2024 are not necessarily indicative of the results that may be expected for the entire 2024 year.

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

Variable Interest Entities

The Company determines at the inception of each arrangement whether an entity in which it has made an investment or in which the Company has other variable interests is considered a variable interest entity (“VIE”). The Company consolidates VIEs when it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has the power to direct activities that most significantly affect the economic performance of the VIE and have the obligation to absorb the majority of their losses or benefits. If the Company is not the primary beneficiary in a VIE, the Company accounts for the investment or other variable interests in a VIE in accordance with applicable GAAP. At each reporting period, the Company assesses whether any changes in our interest or relationship with the entity affect our determination of whether the entity is a VIE and, if so, whether the Company is the primary beneficiary.

The Company entered into an arrangement to pool extrusion machinery whereby the Company and an independent entity, "the entity", separately purchased machinery to concurrently produce fiber to reduce manufacturing costs. The entity purchases the raw materials, employs the staff and owns and manages the facility and the production of the fiber. The Company receives all fiber produced on its own machines and pays the entity for the cost of raw materials and an allocation of direct and indirect production and overhead costs of the fiber operations. The Company accounts for all amounts paid to the entity as the cost of raw material inventory.

During the second quarter of 2024, the Company determined that the entity is a VIE and its arrangement represents a variable interest in the entity. The Company has determined that the governance and operating structures of this VIE do not allow us to direct the activities that would significantly affect their economic performance. In addition, the Company does not have an obligation to absorb losses of the entity. Therefore, the Company is not the primary beneficiary, and the results of operations and financial position of this VIE are not included in its consolidated condensed financial statements. The Company believes the maximum exposure of this unconsolidated VIE is the current carrying value of the equipment at the entity's location. The carrying value and maximum exposure of this unconsolidated VIE was $7,434 as of June 29, 2024, and is included within property, plant and equipment, net on the Company’s consolidated condensed balance sheets. Any additional potential losses cannot be determined.

Reclassifications

The Company reclassified certain amounts in 2023 in the consolidated condensed statements of cash flows and Note 10 Leases to conform to the 2024 presentation. In 2023, the Company included its failed sales and leaseback transactions in its lease footnote with a note indicating they were included. In 2024, the Company included these transactions in its debt footnote and reclassified amounts in the comparative 2023 period.

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

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue by end-user markets for the three and six month periods ended June 29, 2024 and July 1, 2023:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Residential floorcovering products	$69,579	$72,719	$133,905	$138,856
Other services	928	1,290	1,856	2,237
Total net sales	$70,507	$74,009	$135,761	$141,093

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
Contract Balances

Other than receivables that represent an unconditional right to consideration, which are presented in Note 4, the Company does not recognize any contract assets which give conditional rights to receive consideration, because the Company does not incur costs to obtain customer contracts that are recoverable. The Company often receives cash payments from customers in advance of the Company’s performance for limited production run orders resulting in contract liabilities. These contract liabilities are classified in accrued expenses in the consolidated condensed balance sheets based on the timing of when the Company expects to recognize revenue, which is typically less than a year. The net decrease or increase in the contract liabilities is primarily driven by order activity for limited runs requiring deposits offset by the recognition of revenue and the application of deposit on the receivables ledger for such activity during the period. The activity in the advanced deposits for the three and six month periods ended June 29, 2024 and July 1, 2023 is as follows:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Beginning contract liability	$1,367	$983	$966	$1,055
Revenue recognized from contract liabilities included in the beginning balance	(1,062)	(735)	(776)	(829)
Increases due to cash received, net of amounts recognized in revenue during the period	453	786	568	808
Ending contract liability	$758	$1,034	$758	$1,034
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

	June 29, 2024	December 30, 2023
Customers, trade	$27,645	$22,461
Other receivables	828	1,665
Gross receivables	28,473	24,126
Less: allowance for expected credit losses (1)	(454)	(440)
Receivables, net	$28,019	$23,686

(1)The Company recognized an expense (credit) to the provision for expected credit losses of $(14) and $74 and recognized write-offs, net of recoveries of $6 and $60 for the three and six months ended June 29, 2024, respectively. The Company recognized an expense (credit) to the provision for expected credit losses of $38 and $(28) and recognized write-offs, net of recoveries of $33 and $61 for the three and six months ended July 1, 2023, respectively.

NOTE 5 - INVENTORIES, NET

Inventories are summarized as follows:

	June 29, 2024	December 30, 2023
Raw materials	$22,902	$24,368
Work-in-process	11,473	12,275
Finished goods	63,586	60,553
Supplies and other	95	112
LIFO reserve	(21,925)	(21,097)
Inventories, net	$76,131	$76,211

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	June 29, 2024	December 30, 2023
Land and improvements	$3,402	$3,402
Buildings and improvements	41,578	41,484
Machinery and equipment	163,266	155,312
Assets under construction	233	574
	208,479	200,772
Accumulated depreciation	(172,402)	(169,404)
Property, plant and equipment, net	$36,077	$31,368

Depreciation of property, plant and equipment, including amounts for finance leases, totaled $1,696 and $3,172 in the three and six months ended June 29, 2024, respectively and $1,591 and $3,148 in the three and six months ended July 1, 2023, respectively.
Table of Contents    11

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	June 29, 2024	December 30, 2023
Compensation and benefits	$4,828	$5,720
Provision for customer rebates, claims and allowances	6,450	6,199
Advanced customer deposits	758	966
Outstanding checks in excess of cash	1,320	444
Other	4,051	3,269
Accrued expenses	$17,407	$16,598

NOTE 8 - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products. Product warranty reserves are included in accrued expenses in the Company's consolidated condensed balance sheets. The following is a summary of the Company's product warranty activity for continuing operations:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Product warranty reserve at beginning of period	$701	$904	$735	$942
Warranty liabilities accrued	218	192	375	381
Warranty liabilities settled	(266)	(246)	(457)	(473)
Product warranty reserve at end of period	$653	$850	$653	$850

NOTE 9 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	June 29, 2024	December 30, 2023
Revolving credit facility	$53,202	$47,619
Term loans	23,003	23,875
Notes payable - other	10,881	12,300
Finance lease obligations	114	131
Deferred financing costs, net	(1,317)	(1,405)
Total debt	85,883	82,520
Less: current portion of long-term debt	3,184	4,230
Long-term debt	$82,699	$78,290

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

At the Company's election, advances of the revolving credit facility bear interest at annual rates equal to either (a) SOFR (plus a 0.10% SOFR adjustment) for 1 or 3 month periods, as defined with a floor of 0.75% or published SOFR, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate plus an applicable margin ranging between 0.50% and 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. The applicable margin can be increased by 0.50% if the fixed charge coverage ratio is below a 1.10 to 1.00 ratio. As of June 29, 2024, the applicable margin on the Company's revolving credit facility was 2.50% for SOFR and 1.50%
Table of Contents    12

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
for Prime due to the fixed charge coverage ratio being below 1.10 to 1.00. The Company pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.25% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 8.02% at June 29, 2024 and 8.15% at December 30, 2023.

The agreement is subject to customary terms and conditions and annual administrative fees with pricing varying on excess availability and a fixed charge coverage ratio. The agreement is also subject to certain compliance, affirmative, and financial covenants. The Company is only subject to the financial covenants if borrowing availability is less than $8,866, which is equal to 12.5% of the lesser of the total loan availability of $75,000 or total collateral available, and remains until the availability is greater than 12.5% for thirty consecutive days. As of June 29, 2024, the unused borrowing availability under the revolving credit facility was $13,620.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 10 - LEASES

Leases as Lessee

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	June 29, 2024	December 30, 2023
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$27,425	$28,962

Current portion of operating lease liabilities	Current portion of operating lease liabilities	$3,835	$3,654
Noncurrent portion of operating lease liabilities	Operating lease liabilities	24,206	25,907
Total operating lease liabilities		$28,041	$29,561

Finance Leases:
Finance lease right-of-use assets	Property, plant, and equipment, net	$131	$138

Current portion of finance lease liabilities	Current portion of long-term debt	$24	$29
Noncurrent portion of finance lease liabilities	Long-term debt	90	102
Total financing lease liabilities		$114	$131

Lease cost recognized in the consolidated condensed financial statements is summarized as follows:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Operating lease cost	$1,443	$1,021	$2,937	$2,068

Finance lease cost:
Amortization of lease assets	$3	$44	$7	$87
Interest on lease liabilities	2	2	4	6
Total finance lease costs	$5	$46	$11	$93

Table of Contents    14

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
Other supplemental information related to leases is summarized as follows:

	June 29, 2024	July 1, 2023
Weighted average remaining lease term (in years):
Operating leases	6.76	6.18
Finance leases	4.17	2.92

Weighted average discount rate:
Operating leases	6.80%	6.40%
Finance leases	6.69%	6.40%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,919	$2,055
Operating cash flows from finance leases	4	6
Financing cash flows from finance leases	17	163

The following table summarizes the Company's future minimum lease payments under non-cancellable contractual obligations for operating and financing liabilities as of June 29, 2024:

Fiscal Year	Operating Leases	Finance Leases
2024	$2,870	$16
2025	5,473	31
2026	5,188	31
2027	5,358	34
2028	5,334	19
Thereafter	11,349	—
Total future minimum lease payments (undiscounted)	35,572	131
Less: Present value discount	7,531	17
Total lease liability	$28,041	$114

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

Lease income and sublease income related to fixed lease payments recognized in the consolidated condensed financial statements is summarized as follows:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Operating lease income	$422	$62	$797	$62

Table of Contents    15

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
The following table summarizes the Company's undiscounted lease payments to be received under operating leases including amounts to be paid by the Company to the head lessor for the next five years and thereafter as of June 29, 2024:

Fiscal Year	Gross Lease Payments	Payments to Head Lessor	Net Lease Payments
2024	$732	$126	$606
2025	1,483	253	1,230
2026	1,512	256	1,256
2027	1,542	259	1,283
2028	1,009	163	846
Thereafter	—	—	—
Total	$6,278	$1,057	$5,221

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

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	June 29, 2024		December 30, 2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$83	$83	$79	$79
Financial liabilities:
Long-term debt, including current portion	$85,769	$83,617	$82,389	$79,225
Finance leases, including current portion	114	114	131	130

The fair values of the Company's long-term debt and finance leases were estimated using market rates the Company believes would be available for similar types of financial instruments and represent level 2 measurements. The fair values of cash and cash equivalents approximate their carrying amounts due to the short-term nature of the financial instruments.

NOTE 12 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers approximately 98% of the Company's current associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $89 and $86 for the three months ended June 29, 2024 and July 1, 2023, respectively and $185 and $174 for the six months ended June 29, 2024 and July 1, 2023, respectively.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers associates at one facility who are under a collective-bargaining agreement. The number of associates under the plan represents approximately 2% of the Company's total current associates. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $1 and $1 for the three months ended June 29, 2024 and July 1, 2023, respectively and $2 and $5 for the six months ended June 29, 2024 and July 1, 2023, respectively.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations for continuing operations owed to participants under this plan were $15,521 at June 29, 2024 and $14,289 at December 30, 2023 and are included in other long-term liabilities in the Company's consolidated condensed balance sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies for continuing operations was $15,811 at June 29, 2024 and $14,836 at December 30, 2023 and is included in other assets in the Company's consolidated condensed balance sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. Expenses related to the multi-employer pension plan were $7 and $7 for the three months ended June 29, 2024 and July 1, 2023, respectively and $13 and $10 for the six months ended June 29, 2024 and July 1, 2023, respectively. If the Company were to withdraw from the multi-employer plan, a withdrawal liability would be due, the amount of which would be determined by the plan. The withdrawal liability, as determined by the plan, would be a function of contribution rates, fund status, discount rates and various other factors at the time of any such withdrawal.

NOTE 13 - INCOME TAXES
TE 13 - INCOME TAXES
The effective income tax rate for the three and six months ending June 29, 2024 was 0.60% and 1.16%, respectively compared with a effective income tax rate of 1.31% and 1.08% for the six months ending July 1, 2023, respectively. Because the Company maintains a full valuation allowance against its deferred income tax balances, the Company is only able to recognize refundable credits and a small amount of state taxes in the tax expense for the three and six months of 2024. The Company is in a net deferred tax liability position of $91 at June 29, 2024 and December 30, 2023, which is included in other long-term liabilities in the Company's consolidated condensed balance sheets.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $569 and $555 at June 29, 2024 and December 30, 2023, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of June 29, 2024 and December 30, 2023.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Basic earnings (loss) per share:
Income (loss) from continuing operations	$667	$(1,620)	$(1,743)	$(3,171)
Less: Allocation of earnings to participating securities	(39)	—	—	—
Income (loss) from continuing operations available to common shareholders - basic	$628	$(1,620)	$(1,743)	$(3,171)
Basic weighted-average shares outstanding (1)	14,894	14,808	14,872	14,742
Basic earnings (loss) per share - continuing operations	$0.04	$(0.11)	$(0.12)	$(0.22)

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to common shareholders - basic	$628	$(1,620)	$(1,743)	$(3,171)
Add: Undistributed earnings reallocated to unvested shareholders	—	—	—	—
Income (loss) from continuing operations available to common shareholders - basic	$628	$(1,620)	$(1,743)	$(3,171)
Basic weighted-average shares outstanding (1)	14,894	14,808	14,872	14,742
Effect of dilutive securities:
Stock options (2)	—	—	—	—
Directors' stock performance units (2)	93	—	—	—
Diluted weighted-average shares outstanding (1)(2)	14,987	14,808	14,872	14,742
Diluted earnings (loss) per share - continuing operations	$0.04	$(0.11)	$(0.12)	$(0.22)

(1)Includes Common and Class B Common shares, excluding unvested participating securities of 906 thousand as of June 29, 2024 and 732 thousand as of July 1, 2023.
(2)Shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded to the extent they are anti-dilutive. There were 487 thousand and 574 thousand aggregate shares excluded for the three and six months ended June 29, 2024 and July 1, 2023, respectively.

NOTE 15 - STOCK-BASED COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's consolidated condensed statements of operations. The Company's stock compensation expense was $103 and $171 for the three months ended June 29, 2024 and July 1, 2023, respectively and $259 and $368 for the six months ended June 29, 2024 and July 1, 2023, respectively.

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

On May 1, 2024, the Company issued 32,000 shares of restricted stock to the Company's non-employee directors. The grant-date fair value of the awards was $17, or $0.52 per share, and is expected to be recognized as stock compensation expense over a weighted-average period of 1.0 year from the date the awards were granted. Each award is subject to a continued service condition. The fair value of each restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

Table of Contents    17

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive income, net of tax, are as follows:

Post-Retirement Liabilities
Balance at December 30, 2023	$268
Reclassification of net actuarial gain into earnings from postretirement benefit plans	(10)
Balance at June 29, 2024	$258

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

On March 1, 2024, the City of Calhoun Georgia served an answer and crossclaim for Damages and injunctive relief in the pending matter styled: In re: Moss Land Company, LLC and Revocable living Trust of William Darryl Edwards by and through William Darryl Edwards, Trustee v. The Dixie Group, Inc. In the Superior Court of Gordon County Georgia, case Number: 24CV73929. In its Answer and Crossclaim defendant Calhoun sues The Dixie Group, Inc. and other named carpet manufacturing defendants for unspecified monetary damages and other injunctive relief based on injury claimed to have resulted from defendant’s use and disposal of chemical wastewater containing PFAS chemicals. The Company has filed an answer denying liability and is vigorously defending the matter.

On May 7, 2024, the Company was sued, together with 15 other named defendants, in a matter styled William Hartwell Brooks, et al v the City of Calhoun Georgia, In the Superior Court of Gordon County Georgia, civil action number 24CV74289. The case seeks unspecified monetary and other damages alleged to have been suffered by plaintiffs as landowners by the discharge of PFAS chemicals in proximity to or directly adjacent to their properties. The Company has filed an answer denying liability and is vigorously defending the matter.

Nasdaq Delisting Notification or Failure to Satisfy a Continued Listing Rule or Standard

The Company received notice from NASDAQ on September 27, 2023 that its closing bid price was below $1 per share for 30 consecutive business days. The Company has requested, and has been granted, an additional 180 calendar days from March 25, 2024 to meet the applicable minimum bid price requirement. As a result of the extension, the Company now has until September 23, 2024 to regain compliance with the bid price requirement. The Company will continue to monitor the closing bid price and will consider all available options to regain compliance. If the Company does not regain compliance with the bid price requirement by September 23, 2024 NASDAQ will provide notification that its shares will be subject to delisting. At such time, the Company may appeal the delisting determination to a NASDAQ Hearings panel. The Company would remain listed pending the panel's decision. There can be no assurance that if the Company appeals a subsequent delisting determination that such appeal would be successful.

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

NOTE 18 - OTHER (INCOME) EXPENSE, NET

Other operating (income) expense, net is summarized as follows:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Other operating (income) expense, net:
Gain on property, plant and equipment disposals	$(37)	$—	$(37)	$—
Loss on currency exchanges	$47	$31	85	41
Retirement expense	36	38	67	112
Insurance proceeds	(161)	(246)	(161)	(246)
Lease (income) expense, net	41	(62)	19	(62)
Miscellaneous (income) expense	(31)	5	(25)	(11)
Other operating (income) expense, net	$(105)	$(234)	$(52)	$(166)

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

Costs related to the facility consolidation plans are summarized as follows:

					As of June 29, 2024
	Accrued Balance at December 30, 2023	2024 Expenses To Date (1)	2024 Cash Payments	Accrued Balance at June 29, 2024	Total Costs Incurred To Date	Total Expected Costs
Consolidation of East Coast Manufacturing Plan	$36	$215	$238	$13	$7,930	$8,118

Asset Impairments/Non-Cash Items	$—	$274	$—	$—	$1,991	$2,267

	Accrued Balance at December 31, 2022	2023 Expenses To Date (1)	2023 Cash Payments	Accrued Balance at July 1, 2023
Consolidation of East Coast Manufacturing Plan	$1,011	$1,768	$2,671	$108

Asset Impairments/Non-Cash Items	$—	$—	$—	$—

(1) Costs incurred under these plans are classified as "facility consolidation and severance expenses, net" in the Company's consolidated condensed statements of operations.

Table of Contents    19

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 20 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Loss from discontinued operations:
Workers' compensation costs from former textile operations	$(30)	$(26)	$(63)	$(45)
Environmental remediation costs from former textile operations	—	(4)	—	(29)
Commercial business operations	(34)	(102)	(85)	(265)
Loss from discontinued operations, before taxes	$(64)	$(132)	$(148)	$(339)
Income tax benefit	—	(26)	—	(26)
Loss from discontinued operations, net of tax	$(64)	$(106)	$(148)	$(313)

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

Environmental remediation costs from former textile operations

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $2,181 as of June 29, 2024 and $2,205 as of December 30, 2023. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from the Company's estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

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

The Company reclassified the following assets and liabilities for discontinued operations in the accompanying consolidated condensed balance sheets:

	June 29, 2024	December 30, 2023
Current Assets of Discontinued Operations:
Receivables, net	$153	$158
Inventories, net	66	107
Current Assets Held for Discontinued Operations	$219	$265

Long Term Assets of Discontinued Operations:
Property, plant and equipment, net	$176	$176
Other assets	1,218	1,138
Long Term Assets Held for Discontinued Operations	$1,394	$1,314

Current Liabilities of Discontinued Operations:
Accounts payable	$133	$128
Accrued expenses	883	1,009
Current Liabilities Held for Discontinued Operations	$1,016	$1,137

Long Term Liabilities of Discontinued Operations:
Other long term liabilities	$3,626	$3,536
Long Term Liabilities Held for Discontinued Operations	$3,626	$3,536

For the three and six months ended June 29, 2024 and July 1, 2023, the Company reclassified the following operations of the Commercial business included in discontinued operations in the accompanying consolidated condensed statements of operations:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$—	$30	$—	$170
Cost of sales	37	130	151	392
Gross profit	(37)	(100)	(151)	(222)

Selling and administrative expenses	(3)	3	(66)	48
Other operating income, net	—	(1)	—	(5)
Loss from discontinued Commercial business operations	$(34)	$(102)	$(85)	$(265)

NOTE 21 - SUBSEQUENT EVENTS

Subsequent to the end of the second quarter, the Company signed a sublease agreement for 370,000 square feet of warehouse space in its leased facility in Saraland, Alabama. The lease is a ten year lease at a gross lease value of $23,296, excluding certain required landlord payments. This lease replaces the existing five year subleases of 200,000 total square feet in our Saraland, Alabama facility.
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

Historically, we participated in the upper end specified commercial flooring marketplace through our Atlas | Masland Contract brand. On September 13, 2021, we sold our Commercial business. The results of our Commercial business activity are included in discontinued operations in the included consolidated condensed financial statements.

Our business is sensitive to macroeconomic events in the United States. High interest rates, delayed consumer discretionary spending due to inflationary pressures, and other macroeconomic factors continue to impact new home construction and residential renovation and remodeling activity. Residential remodeling is a primary sales driver of flooring products, and most flooring is replaced before a home is listed for sale or just after a home purchase is completed. The current housing market conditions have suppressed remodeling activity as home sales remain soft. Housing turnover rates remain suppressed due to high home mortgage rates and consumers continue to face a higher cost of living and delay discretionary spending on large durable goods purchases such as flooring. We have, to some extent, offset the impact of a soft housing market and decreased renovation activity through cost containment, productivity and lower input costs. Due to low housing availability, aging stock and greater household formation, we believe demand in our markets will accelerate when interest rates decline. We believe that a number of circumstances may influence trends in 2024, including the impact of inflation and higher interest rates, but the extent and duration of such impact cannot be predicted.

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

RESULTS OF OPERATIONS
The following tables provide information derived from our unaudited condensed consolidated financial statements for the periods indicated. Percentages used are expressed as a percent of net sales. The discussion that follows each table should be read in conjunction with our unaudited consolidated condensed financial statements as well as our 2023 Annual Report on Form 10-K for the year ended December 30, 2023.
Three Months Ended June 29, 2024 Compared with the Three Months Ended July 1, 2023

Net Sales from Continuing Operations

	Three Months Ended
($ in thousands)	June 29, 2024	July 1, 2023	Inc./(Dec.)	Inc./(Dec.)
Net Sales	$70,507	$74,009	$(3,502)	(4.7)%

For the second quarter of 2024, our net sales from continuing operations decreased 4.7% compared with the second quarter of 2023. The lower net sales were attributed to lower demand within the floorcovering industry and related markets driven by continued high interest rates and inflation.

	Three Months Ended
	June 29, 2024	July 1, 2023
Net sales	100.0%	100.0%
Cost of sales	71.9%	73.3%
Gross profit	28.1%	26.7%
Selling and administrative expenses	24.6%	25.7%
Other operating income, net	(0.1)%	(0.3)%
Facility consolidation and severance expenses, net	0.3%	1.0%
Operating income	3.3%	0.3%

Gross Profit

Gross profit as a percentage of net sales was 28.1% in the second quarter of 2024 compared with 26.7% in the second quarter of 2023. The higher gross profit percentage in 2024 was primarily driven by operational efficiencies as the result of facility consolidations.

Selling and Administrative Expenses

Selling and administrative expenses were $17.4 million, or 24.6% of net sales, in the second quarter of 2024 compared with $19.0 million, or 25.7% of net sales in the year earlier period. Selling and administrative expenses as a percentage of net sales decreased in the second quarter of 2024 as compared to the second quarter of 2023 primarily due to lower sample and marketing expenses in the second quarter of 2024.

Other Operating Income, Net

Net other operating income was $105 thousand of income in the second quarter of 2024 compared with $234 thousand of income in the second quarter of 2023.

Table of Contents    22

Facility Consolidation and Severance Expenses, Net

Facility consolidation and severance expenses in the second quarter of 2024 were $247 thousand compared with $719 thousand in the second quarter of 2023. The expenses in 2024 and 2023 were related to our restructuring plan for the consolidation of our east coast manufacturing.

Operating Income

We reported operating income of $2.3 million in the second quarter of 2024 compared with operating income of $253 thousand in the second quarter of 2023. The increase in operating income was primarily the result of operational efficiencies as the result of facility consolidations in the second quarter of 2024.

Interest Expense

Interest expense decreased $229 thousand in the second quarter of 2024 compared with the second quarter of 2023. The decrease is primarily the result of a lower debt level in 2024 offset by an increase in interest rates on our variable rate debt.

Other (Income) Expense, Net

Net other (income) expense was $4 thousand of expense in the second quarter of 2024 compared with $3 thousand of income in the second quarter of 2023.

Income Tax Provision

We recorded an income tax expense from continuing operations of $4 thousand in the second quarter of 2024 compared to a income tax expense of $21 thousand in the second quarter of 2023.

The effective income tax rate for the three months ending June 29, 2024 was 0.60% compared with a income rate of 1.31% for the three months ending July 1, 2023. Because we maintain a full valuation allowance against our deferred tax balances, we are only able to recognize refundable credits and a small amount of state taxes in the tax expense for the second quarter of 2024 and 2023. We are in a net deferred tax liability position of $91 thousand at June 29, 2024 and December 30, 2023, which is included in other long-term liabilities in our consolidated condensed balance sheets.

We account for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $569 thousand and $555 thousand at June 29, 2024 and December 30, 2023, respectively. Such benefits, if recognized, would affect our effective tax rate. There were no significant interest or penalties accrued as of June 29, 2024 and December 30, 2023.

Net Income (Loss)

Continuing operations reflected income of $667 thousand, or $0.04 per diluted share, in the second quarter of 2024 compared with a loss of $1.6 million, or $0.11 per diluted share, in the same period in 2023. The loss from discontinued operations was $64 thousand in the second quarter of 2024 compared to a loss of $106 thousand in the second quarter of 2023. See Note 20 to the consolidated condensed financial statements for additional details related to discontinued operations.

Table of Contents    23

Six Months Ended June 29, 2024 Compared with the Six Months Ended July 1, 2023

Net Sales from Continuing Operations

	Six Months Ended
($ in thousands)	June 29, 2024	July 1, 2023	Inc./(Dec.)	Inc./(Dec.)
Net Sales	$135,761	$141,093	$(5,332)	(3.8)%

For the first six months of 2024, our net sales from continuing operations decreased 3.8% compared with the first six months of 2023. The lower net sales were attributed to lower demand within the floorcovering industry and related markets driven by continued high interest rates and inflation.

	Six Months Ended
	June 29, 2024	July 1, 2023
Net sales	100.0%	100.0%
Cost of sales	73.8%	73.3%
Gross profit	26.2%	26.7%
Selling and administrative expenses	24.9%	25.1%
Other operating income, net	(0.1)%	(0.1)%
Facility consolidation and severance expenses, net	0.4%	1.3%
Operating income	1.0%	0.4%

Gross Profit

Gross profit as a percentage of net sales was 26.2% in the first six months of 2024 compared with 26.7% in the first six months of 2023. The lower gross profit percentage in 2024 was primarily driven by higher unabsorbed fixed costs in the first quarter of the year.

Selling and Administrative Expenses

Selling and administrative expenses were $33.7 million, or 24.9% of net sales, in the first six months of 2024 compared with $35.5 million, or 25.1% of net sales in the year earlier period. Selling and administrative expenses as a percentage of net sales decreased in the first six months of 2024 as compared to the first six months of 2023 primarily due to lower sample and marketing expenses in the first six months of 2024.

Other Operating Income, Net

Net other operating income was $52 thousand of expense in the first six months of 2024 compared with $166 thousand of expense in the first six months of 2023.

Facility Consolidation and Severance Expenses, Net

Facility consolidation and severance expenses in the first six months of 2024 were $489 thousand compared with $1.8 million in the first six months of 2023. The expenses in 2024 and 2023 were related to our restructuring plan for the consolidation of our east coast manufacturing.

Operating Income

We reported operating income of $1.4 million in the first six months of 2024 compared with operating income of $560 thousand in the first six months of 2023. The increase in operating income was primarily the result of operational efficiencies as the result of facility consolidations in the first six months of 2024 and lower selling expenses.

Table of Contents    24

Interest Expense

Interest expense decreased $555 thousand in the first six months of 2024 compared with the first six months of 2023. The decrease is primarily the result of a lower debt level in 2024 offset by an increase in interest rates on our variable rate debt.

Other (Income) Expense, Net

Net other (income) expense was $8 thousand of expense in the first six months of 2024 compared with $10 thousand of income in the first six months of 2023.

Income Tax Provision

We recorded an income tax expense from continuing operations of $20 thousand in the first six months of 2024 compared to a income tax expense of $34 thousand in the first six months of 2023.

The effective income tax rate for the six months ending June 29, 2024 was 1.16% compared with a income rate of 1.08% for the six months ending July 1, 2023. Because we maintain a full valuation allowance against our deferred tax balances, we are only able to recognize refundable credits and a small amount of state taxes in the tax expense for the first six months of 2024 and 2023.

Net Income (Loss)

Continuing operations reflected a loss of $1.7 million, or $0.12 per diluted share, in the first six months of 2024 compared with a loss of $3.1 million, or $0.22 per diluted share, in the same period in 2023. The loss from discontinued operations was $148 thousand in the first six months of 2024 compared to a loss of $313 thousand in the first six months of 2023. See Note 20 to the consolidated condensed financial statements for additional details related to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 29, 2024, cash used in operating activities in continuing operations was $2.3 million. An increase in accounts receivable used $4.4 million during the first six months of 2024. Prepaid and other current assets used $5.3 million primarily as a result of prepaid sample and marketing expenses. A decrease in inventory generated $80 thousand and an increase in accounts payable and accrued expenses generated $5.4 million primarily driven by the quarter end timing of payments based on supplier terms.

Purchases of capital assets for the six months June 29, 2024 resulted in a $1.4 million cash out flow to the business. Depreciation and amortization for the six months ended June 29, 2024 were $3.3 million. We expect capital expenditures to be approximately $2.8 million in 2024 while depreciation and amortization is expected to be approximately $6.2 million.

During the six months ended June 29, 2024, cash provided by financing activities was $3.8 million. We had net borrowings on our revolving credit facility of $5.6 million and net payments on notes payable and financing leases of $2.3 million.

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

We believe, after having reviewed various financial scenarios, our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements under current operating conditions. We have specifically considered the impact of continued operating losses on our liquidity position and our ability to comply with financial covenants by our primary lenders. As part of our evaluation, we considered the improved gross margins driven by cost reductions implemented under our East Coast Consolidation Plan, the return from the elimination of cash discounts, lower planned sample investments and cost savings expected to be generated from the operations of our extrusion equipment. Availability under our Senior Secured Revolving Credit Facility on June 29, 2024 was $13.6 million. Significant additional cash expenditures above our normal liquidity requirements, significant deterioration in economic conditions or continued operating losses could affect our business and require supplemental financing or other funding sources. There can be
Table of Contents    25

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

At June 29, 2024, $76,206, or approximately 87% of our total debt, was subject to short-term floating interest rates. A one-hundred basis point fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $762. Included in the $762, is the amount outstanding for term loans of $23,003. Both loans are currently set to bear interest of 5% for five years. Every five years, these rates will be reset to reflect the then current 5-year treasury rate plus a margin. A one-hundred basis point fluctuation in the interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $230. See Note 9 to the consolidated condensed financial statements for further discussion of these loans.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 29, 2024, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

On March 1, 2024, the City of Calhoun Georgia served an answer and crossclaim for Damages and injunctive relief in the pending matter styled: In re: Moss Land Company, LLC and Revocable living Trust of William Darryl Edwards by and through William Darryl Edwards, Trustee v. The Dixie Group, Inc. In the Superior Court of Gordon County Georgia, case Number: 24CV73929. In its Answer and Crossclaim defendant Calhoun sues The Dixie Group, Inc. and other named carpet manufacturing defendants for unspecified monetary damages and other injunctive relief based on injury claimed to have resulted from defendant’s use and disposal of chemical wastewater containing PFAS chemicals. We have filed an answer denying liability and are vigorously defending the matter.

On May 7, 2024, we were sued, together with 15 other named defendants, in a matter styled William Hartwell Brooks, et al v the City of Calhoun Georgia, In the Superior Court of Gordon County Georgia, civil action number 24CV74289. The case seeks unspecified monetary and other damages alleged to have been suffered by plaintiffs as landowners by the discharge of PFAS chemicals in proximity to or directly adjacent to their properties. We have filed an answer denying liability and are vigorously defending the matter.

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
Table of Contents    27

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
Table of Contents    28

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

Table of Contents    29

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
Table of Contents    30

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

Table of Contents    31

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

The following table provides information regarding our repurchases of our Common Stock Shares during the three months ended June 29, 2024:

Fiscal Month Ending	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs (2)
May 4, 2024	—	$—	—
June 1, 2024	179,348	0.91	179,348
June 29, 2024	171,835	0.88	171,835
Three Months Ended June 29, 2024	351,183	$0.89	351,183	$2,486,736
(1)On May 1, 2024, our Board of Directors approved the repurchase of up to $2,800,000 of our Common Stock. We currently have an active 10b-5-1 plan to repurchase shares of Common Stock.

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

THE DIXIE GROUP, INC.
(Registrant)

Date: August 9, 2024	By: /s/ Allen L. Danzey
Allen L. Danzey Vice President and Chief Financial Officer

Table of Contents    33