Form 10-Q
period 2024-09-28
DIXIE GROUP INC
filed 2024-10-28
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 28, 2024
OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ___________ to __________

Commission File Number: 0-2585

THE DIXIE GROUP, INC.
(Exact name of Registrant as specified in its charter)

Tennessee		62-0183370
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
475 Reed Road, Dalton, Georgia	30720	(706) 876-5800
(Address of principal executive offices)	(zip code)	(Registrant's telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $3 Par Value	DXYN	OTCQB

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of October 25, 2024
Common Stock, $3 Par Value	14,012,784 shares
Class B Common Stock, $3 Par Value	1,249,302 shares
Class C Common Stock, $3 Par Value	0 shares
Table of Contents    1

THE DIXIE GROUP, INC.

Table of Contents    2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(amounts in thousands, except share data)

	September 28, 2024	December 30, 2023
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,053	$79
Receivables, net of allowances for expected credit losses of $415 and $440	26,578	23,686
Inventories, net	76,754	76,211
Prepaid and other current assets	8,201	12,154
Current assets of discontinued operations	199	265
TOTAL CURRENT ASSETS	112,785	112,395

PROPERTY, PLANT AND EQUIPMENT, NET	34,942	31,368
OPERATING LEASE RIGHT-OF-USE ASSETS	26,466	28,962
OTHER ASSETS	19,125	17,130
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	1,383	1,314
TOTAL ASSETS	$194,701	$191,169

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$18,913	$13,935
Accrued expenses	17,891	16,598
Current portion of long-term debt	2,680	4,230
Current portion of operating lease liabilities	3,863	3,654
Current liabilities of discontinued operations	1,049	1,137
TOTAL CURRENT LIABILITIES	44,396	39,554

LONG-TERM DEBT, NET	83,733	78,290
OPERATING LEASE LIABILITIES	23,221	25,907
OTHER LONG-TERM LIABILITIES	16,460	14,591
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	3,620	3,536
TOTAL LIABILITIES	171,430	161,878

COMMITMENTS AND CONTINGENCIES (See Note 17)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 14,012,784 shares for 2024 and 14,409,281 shares for 2023	42,038	43,228
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 1,249,302 shares for 2024 and 1,121,129 shares for 2023	3,748	3,363
Additional paid-in capital	159,734	159,132
Accumulated deficit	(182,502)	(176,700)
Accumulated other comprehensive income	253	268
TOTAL STOCKHOLDERS' EQUITY	23,271	29,291
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$194,701	$191,169

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    3

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
NET SALES	$64,877	$68,576	$200,638	$209,669
Cost of sales	48,947	50,341	149,085	153,821
GROSS PROFIT	15,930	18,235	51,553	55,848

Selling and administrative expenses	17,561	18,743	51,309	54,195
Other operating (income) expense, net	193	(147)	141	(313)
Facility consolidation and severance expenses, net	283	552	772	2,320
OPERATING LOSS	(2,107)	(913)	(669)	(354)

Interest expense	1,628	1,795	4,780	5,503
Other (income) expense, net	(2)	(622)	8	(634)
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(3,733)	(2,086)	(5,457)	(5,223)
Income tax provision (benefit)	(4)	125	16	159
LOSS FROM CONTINUING OPERATIONS	(3,729)	(2,211)	(5,473)	(5,382)
Loss from discontinued operations, net of tax	(182)	(183)	(329)	(496)
NET LOSS	$(3,911)	$(2,394)	$(5,802)	$(5,878)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.26)	$(0.15)	$(0.37)	$(0.36)
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.04)
Net loss	$(0.27)	$(0.16)	$(0.39)	$(0.40)

BASIC SHARES OUTSTANDING	14,455	14,824	14,733	14,769

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.26)	$(0.15)	$(0.37)	$(0.36)
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.04)
Net loss	$(0.27)	$(0.16)	$(0.39)	$(0.40)

DILUTED SHARES OUTSTANDING	14,455	14,824	14,733	14,769

DIVIDENDS PER SHARE:
Common Stock	$—	$—	$—	$—
Class B Common Stock	—	—	—	—

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    4

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
NET LOSS	$(3,911)	$(2,394)	$(5,802)	$(5,878)

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Reclassification of net actuarial gain into earnings from postretirement benefit plans (1)	(5)	(5)	(15)	(16)
Income taxes	—	—	—	—
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(5)	(5)	(15)	(16)

TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAX	(5)	(5)	(15)	(16)

COMPREHENSIVE LOSS	$(3,916)	$(2,399)	$(5,817)	$(5,894)

(1) Amounts for postretirement plans reclassified from accumulated other comprehensive income to net loss were included in selling and administrative expenses in the Company's consolidated condensed statements of operations.

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    5

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Nine Months Ended
	September 28, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(5,473)	$(5,382)
Loss from discontinued operations	(329)	(496)
Net loss	(5,802)	(5,878)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,992	4,978
Net gain on property, plant and equipment disposals	(37)	(1)
Stock-based compensation expense	378	550
Expense for expected credit losses	75	21
Gain on extinguishment of debt	—	(625)
Changes in operating assets and liabilities:
Receivables	(2,967)	(3,284)
Inventories	(543)	3,759
Prepaid and other current assets	(2,577)	(2,020)
Accounts payable and accrued expenses	5,820	6,130
Other operating assets and liabilities	(165)	914
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(497)	5,040
NET CASH USED IN OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	(336)	(1,166)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	37	29
Purchase of property, plant and equipment	(1,904)	(763)
Joint venture capital distributions	43	—
NET CASH USED IN INVESTING ACTIVITIES	(1,824)	(734)
NET CASH PROVIDED BY INVESTING ACTIVITIES - DISCONTINUED OPERATIONS	—	8

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit facility	7,214	(528)
Payments on notes payable - buildings and other term loans	(1,390)	(457)
Payments on notes payable - other	(2,040)	(1,819)
Payments on finance leases	(23)	(248)
Change in outstanding checks in excess of cash	451	(242)
Repurchases of Common Stock	(581)	(44)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,631	(3,338)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	974	(190)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	79	363
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,053	$173

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$4,761	$4,262
Interest paid for financing leases	6	8
Income taxes paid, net of (tax refunds)	157	(725)
Right-of-use assets obtained in exchange for new operating lease liabilities	411	7
Equipment purchased under finance lease	—	133
Deposits utilized on property, plant & equipment purchases	6,530	—

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    6

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(amounts in thousands, except share data)

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 30, 2023	$43,228	$3,363	$159,132	$(176,700)	$268	$29,291
Repurchases of Common Stock - 52,091 shares	(156)	—	124	—	—	(32)
Class B converted into Common Stock - 5,980 shares	18	(18)	—	—	—	—
Restricted stock grants issued - 411,537 shares	832	403	(1,235)	—	—	—
Stock-based compensation expense	—	—	156	—	—	156
Net loss	—	—	—	(2,494)	—	(2,494)
Other comprehensive loss	—	—	—	—	(5)	(5)
Balance at March 30, 2024	$43,922	$3,748	$158,177	$(179,194)	$263	$26,916
Repurchases of Common Stock - 351,183 shares	(1,054)	—	741	—	—	(313)
Common Stock issued - 37,501 shares	113	—	(113)	—	—	—
Restricted stock grants issued - 32,000 shares	96	—	(96)	—	—	—
Restricted stock grants forfeited - 21,200 shares	(64)	—	64	—	—	—
Stock-based compensation expense	—	—	103	—	—	103
Net income	—	—	—	603	—	603
Other comprehensive loss	—	—	—	—	(5)	(5)
Balance at June 29, 2024	$43,013	$3,748	$158,876	$(178,591)	$258	$27,304
Repurchases of Common Stock - 324,888 shares	(975)	—	739	—	—	(236)
Stock-based compensation expense	—	—	119	—	—	119
Net loss	—	—	—	(3,911)	—	(3,911)
Other comprehensive loss	—	—	—	—	(5)	(5)
Balance at September 28, 2024	$42,038	$3,748	$159,734	$(182,502)	$253	$23,271

Table of Contents    7

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2022	$43,360	$3,388	$158,331	$(173,784)	$219	$31,514
Repurchases of Common Stock - 55,994 shares	(168)	—	124	—	—	(44)
Class B converted into Common Stock - 8,029 shares	25	(25)	—	—	—	—
Stock-based compensation expense	—	—	197	—	—	197
Net loss	—	—	—	(1,758)	—	(1,758)
Cumulative effect of CECL adoption	—	—	—	(198)	—	(198)
Other comprehensive income	—	—	—	—	(5)	(5)
Balance at April 1, 2023	$43,217	$3,363	$158,652	$(175,740)	$214	$29,706
Restricted stock grants issued - 40,000 shares	120	—	(120)	—	—	—
Restricted stock grants forfeited - 10,167 shares	(31)	—	31	—	—	—
Stock-based compensation expense	—	—	171	—	—	171
Net loss	—	—	—	(1,726)	—	(1,726)
Other comprehensive income	—	—	—	—	(6)	(6)
Balance at July 1, 2023	$43,306	$3,363	$158,734	$(177,466)	$208	$28,145
Stock-based compensation expense	—	—	182	—	—	182
Net loss	—	—	—	(2,394)	—	(2,394)
Other comprehensive income	—	—	—	—	(5)	(5)
Balance at September 30, 2023	$43,306	$3,363	$158,916	$(179,860)	$203	$25,928

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    8

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements which do not include all the information and notes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Dixie Group, Inc.'s and its wholly-owned subsidiaries (the "Company") 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 30, 2023. Significant intercompany accounts and transactions have been eliminated in consolidation. The balance sheet as of December 30, 2023 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. Operating results for the three and nine month periods ended September 28, 2024 are not necessarily indicative of the results that may be expected for the entire 2024 year.

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

The Company entered into an arrangement to pool extrusion machinery whereby the Company and an independent entity, "the entity", separately purchased machinery to concurrently produce fiber to reduce manufacturing costs. The entity purchases the raw materials, employs the staff and owns and manages the facility and the production of the fiber. The Company receives all fiber produced on its own machines and pays the entity an amount equal to the cost of raw materials and an agreed upon allocation of direct and indirect production and overhead costs of the fiber operations. The Company accounts for all amounts paid to the entity as the cost of raw material inventory.

During the second quarter of 2024, the Company determined that the entity is a VIE and the Company's arrangement represents a variable interest in the entity. The Company has determined that the governance and operating structures of this VIE do not allow it to direct the activities that would significantly affect the entity's economic performance. In addition, the Company does not have an obligation to absorb losses of the entity. Therefore, the Company is not the primary beneficiary, and the results of operations and financial position of this VIE are not included in the Company's consolidated condensed financial statements. The Company believes its maximum exposure of this unconsolidated VIE is the current carrying value of the equipment at the entity's location. The carrying value and maximum exposure of this unconsolidated VIE was $7,507 as of September 28, 2024, and is included within property, plant and equipment, net on the Company’s consolidated condensed balance sheets. Any additional potential losses cannot be determined.

Nasdaq Delisting Notification or Failure to Satisfy a Continued Listing Rule or Standard

Effective at the opening of business on October 3, 2024, the Company's Common Stock was suspended and delisted from Nasdaq and began trading on the Over-the-Counter Market pink sheets under the stock symbol DXYN. Effective October 4, 2024, the Company was upgraded to the Over-the-Counter OTCQB Market ("the OTCQB") trading under the same symbol DXYN.

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

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue by end-user markets for the three and nine month periods ended September 28, 2024 and September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Residential floorcovering products	$63,931	$67,659	$197,836	$206,515
Other services	946	917	2,802	3,154
Total net sales	$64,877	$68,576	$200,638	$209,669

Table of Contents    10

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

Contract Balances

Other than receivables that represent an unconditional right to consideration, which are presented in Note 4, the Company does not recognize any contract assets which give conditional rights to receive consideration, because the Company does not incur costs to obtain customer contracts that are recoverable. The Company often receives cash payments from customers in advance of the Company’s performance for limited production run orders resulting in contract liabilities. These contract liabilities are classified in accrued expenses in the consolidated condensed balance sheets based on the timing of when the Company expects to recognize revenue, which is typically less than a year. The net decrease or increase in the contract liabilities is primarily driven by order activity for limited runs requiring deposits offset by the recognition of revenue and the application of deposit on the receivables ledger for such activity during the period. The activity in the advanced deposits for the three and nine month periods ended September 28, 2024 and September 30, 2023 is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Beginning contract liability	$758	$1,034	$966	$1,055
Revenue recognized from contract liabilities included in the beginning balance	(466)	(742)	(797)	(862)
Increases due to cash received, net of amounts recognized in revenue during the period	528	785	651	884
Ending contract liability	$820	$1,077	$820	$1,077
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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 4 - RECEIVABLES, NET

The Company grants credit to its customers with defined payment terms, performs ongoing evaluations of the credit worthiness of its customers and generally does not require collateral. Accounts receivable are carried at their outstanding principal amounts, less an anticipated amount for discounts and an allowance for expected credit losses, which management believes is sufficient to cover potential credit losses based on historical experience and periodic evaluation of the financial condition of the Company's customers. The Company's allowance for expected credit losses is computed using a number of factors including past credit loss experience and the aging of amounts due from our customers, in addition to other customer-specific factors. The Company also considered recent trends and developments related to the current macroeconomic environment such as unemployment rates, interest rates and inflation in determining its ending allowance for credit losses for accounts receivable. If the financial condition of the Company's customers were to deteriorate, resulting in a change in their ability to make payments, or additional changes in macroeconomic factors occur, additional allowances may be required. Receivables are summarized as follows:

	September 28, 2024	December 30, 2023
Customers, trade	$25,911	$22,461
Other receivables	1,082	1,665
Gross receivables	26,993	24,126
Less: allowance for expected credit losses (1)	(415)	(440)
Receivables, net	$26,578	$23,686

(1)The Company recognized an expense to the provision for expected credit losses of $1 and $75 and recognized write-offs, net of recoveries of $40 and $100 for the three and nine months ended September 28, 2024, respectively. The Company recognized an expense to the provision for expected credit losses of $49 and $21 and recognized write-offs, net of recoveries of $21 and $82 for the three and nine months ended September 30, 2023, respectively.

NOTE 5 - INVENTORIES, NET

Inventories are summarized as follows:

	September 28, 2024	December 30, 2023
Raw materials	$24,622	$24,368
Work-in-process	11,767	12,275
Finished goods	62,976	60,553
Supplies and other	94	112
LIFO reserve	(22,705)	(21,097)
Inventories, net	$76,754	$76,211

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	September 28, 2024	December 30, 2023
Land and improvements	$3,402	$3,402
Buildings and improvements	41,578	41,484
Machinery and equipment	163,477	155,312
Assets under construction	576	574
	209,033	200,772
Accumulated depreciation	(174,091)	(169,404)
Property, plant and equipment, net	$34,942	$31,368

Depreciation of property, plant and equipment, including amounts for finance leases, totaled $1,688 and $4,860 in the three and nine months ended September 28, 2024, respectively and $1,684 and $4,832 in the three and nine months ended September 30, 2023, respectively.
Table of Contents    12

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	September 28, 2024	December 30, 2023
Compensation and benefits	$5,945	$5,720
Provision for customer rebates, claims and allowances	6,504	6,199
Advanced customer deposits	820	966
Outstanding checks in excess of cash	895	444
Other	3,727	3,269
Accrued expenses	$17,891	$16,598

NOTE 8 - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products. Product warranty reserves are included in accrued expenses in the Company's consolidated condensed balance sheets. The following is a summary of the Company's product warranty activity for continuing operations:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Product warranty reserve at beginning of period	$653	$850	$735	$942
Warranty liabilities accrued	131	177	506	558
Warranty liabilities settled	(164)	(233)	(621)	(706)
Product warranty reserve at end of period	$620	$794	$620	$794

NOTE 9 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	September 28, 2024	December 30, 2023
Revolving credit facility	$54,834	$47,619
Term loans	22,485	23,875
Notes payable - other	10,260	12,300
Finance lease obligations	108	131
Deferred financing costs, net	(1,274)	(1,405)
Total debt	86,413	82,520
Less: current portion of long-term debt	2,680	4,230
Long-term debt	$83,733	$78,290

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

At the Company's election, advances of the revolving credit facility bear interest at annual rates equal to either (a) SOFR (plus a 0.10% SOFR adjustment) for 1 or 3 month periods, as defined with a floor of 0.75% or published SOFR, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate plus an applicable margin ranging between 0.50% and 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. The applicable margin can be increased by 0.50% if the fixed charge coverage ratio is below a 1.10 to 1.00 ratio. As of September 28, 2024, the applicable margin on the Company's revolving credit facility was 2.50% for SOFR and
Table of Contents    13

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
1.50% for Prime due to the fixed charge coverage ratio being below 1.10 to 1.00. The Company pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.25% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 7.93% at September 28, 2024 and 8.15% at December 30, 2023.

The agreement is subject to customary terms and conditions and annual administrative fees with pricing varying on excess availability and a fixed charge coverage ratio. The agreement is also subject to certain compliance, affirmative, and financial covenants. The Company is only subject to the financial covenants if borrowing availability is less than $8,832, which is equal to 12.5% of the lesser of the total loan availability of $75,000 or total collateral available, and remains until the availability is greater than 12.5% for thirty consecutive days. As of September 28, 2024, the unused borrowing availability under the revolving credit facility was $11,716.

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

Debt Covenant Compliance and Liquidity Considerations

The Company's agreements for its Revolving Credit Facility and its term loans include certain compliance, affirmative, and financial covenants and, as of the reporting date, the Company is in compliance with or has received waivers for all such applicable financial covenants. In the Company's self-assessment of going concern, with reflection on the Company's operating losses in 2024 and 2023, the Company considered its future ability to comply with the financial covenants in its existing debt agreements. Topic 205 requires Company management to perform a going concern self-assessment each annual and interim reporting period. In performing its evaluation, management considered known and reasonably knowable information as of the reporting date. The Company also considered the significant unfavorable impact if it were unable to maintain compliance with financial covenants by its primary lenders. As part of the evaluation, the Company considered the cost reductions implemented under its East Coast Consolidation Plan, the return from the elimination of cash discounts, lower planned sample investments and cost savings expected to be generated from the operations of the Company's extrusion equipment. The financial statements do not include any adjustments that might result from the outcome of the uncertainty of the ability to maintain compliance with the financial covenants. The Company's Senior Secured Revolving Credit Facility matures on October 30, 2025.

The Company is considering options to replace its senior debt, but there can be no assurance that the Company will be able to extend or replace its senior debt or that other supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to the Company.

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

NOTE 10 - LEASES

Leases as Lessee

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	September 28, 2024	December 30, 2023
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$26,466	$28,962

Current portion of operating lease liabilities	Current portion of operating lease liabilities	$3,863	$3,654
Noncurrent portion of operating lease liabilities	Operating lease liabilities	23,221	25,907
Total operating lease liabilities		$27,084	$29,561

Finance Leases:
Finance lease right-of-use assets	Property, plant, and equipment, net	$127	$138

Current portion of finance lease liabilities	Current portion of long-term debt	$25	$29
Noncurrent portion of finance lease liabilities	Long-term debt	83	102
Total financing lease liabilities		$108	$131

Lease cost recognized in the consolidated condensed financial statements is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Operating lease cost	$1,433	$1,032	$4,370	$3,100

Finance lease cost:
Amortization of lease assets	$4	$53	$11	$140
Interest on lease liabilities	2	2	6	8
Total finance lease costs	$6	$55	$17	$148

Table of Contents    15

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
Other supplemental information related to leases is summarized as follows:

	September 28, 2024	September 30, 2023
Weighted average remaining lease term (in years):
Operating leases	6.55	5.95
Finance leases	3.92	4.52

Weighted average discount rate:
Operating leases	6.81%	6.40%
Finance leases	6.69%	6.64%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,348	$3,073
Operating cash flows from finance leases	6	8
Financing cash flows from finance leases	23	248

The following table summarizes the Company's future minimum lease payments under non-cancellable contractual obligations for operating and financing liabilities as of September 28, 2024:

Fiscal Year	Operating Leases	Finance Leases
Remaining for 2024	$1,441	$8
2025	5,473	31
2026	5,188	31
2027	5,358	34
2028	5,334	19
Thereafter	11,348	—
Total future minimum lease payments (undiscounted)	34,142	123
Less: Present value discount	7,058	15
Total lease liability	$27,084	$108

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

Lease income and sublease income related to fixed lease payments recognized in the consolidated condensed financial statements is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Operating lease income	$462	$267	$1,259	$329

Table of Contents    16

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
The following table summarizes the Company's undiscounted lease payments to be received under operating leases including amounts to be paid by the Company to the head lessor for the next five years and thereafter as of September 28, 2024:

Fiscal Year	Gross Lease Payments	Payments to Head Lessor	Net Lease Payments
2024	$411	$91	$320
2025	2,364	421	1,943
2026	2,411	430	1,981
2027	2,460	438	2,022
2028	2,509	447	2,062
Thereafter	14,143	2,730	11,413
Total	$24,298	$4,557	$19,741

In the third quarter of 2024, the Company signed a sublease agreement for 370,000 square feet of warehouse space in its leased facility in Saraland, Alabama. The lease is a ten year lease at a gross lease value of $23,296, excluding certain required landlord payments. This lease replaces the existing five year subleases of 200,000 total square feet in our Saraland, Alabama facility.

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

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	September 28, 2024		December 30, 2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$1,053	$1,053	$79	$79
Financial liabilities:
Long-term debt, including current portion	$86,305	$84,696	$82,389	$79,225
Finance leases, including current portion	108	109	131	130

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 12 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers approximately 98% of the Company's current associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $92 and $63 for the three months ended September 28, 2024 and September 30, 2023, respectively and $277 and $230 for the nine months ended September 28, 2024 and September 30, 2023, respectively.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers associates at one facility who are under a collective-bargaining agreement. The number of associates under the plan represents approximately 2% of the Company's total current associates. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $1 and $2 for the three months ended September 28, 2024 and September 30, 2023, respectively and $3 and $8 for the nine months ended September 28, 2024 and September 30, 2023, respectively.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations for continuing operations owed to participants under this plan were $16,142 at September 28, 2024 and $14,289 at December 30, 2023 and are included in other long-term liabilities in the Company's consolidated condensed balance sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies for continuing operations was $16,142 at September 28, 2024 and $14,836 at December 30, 2023 and is included in other assets in the Company's consolidated condensed balance sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. Expenses related to the multi-employer pension plan were $7 and $6 for the three months ended September 28, 2024 and September 30, 2023, respectively and $20 and $16 for the nine months ended September 28, 2024 and September 30, 2023, respectively. If the Company were to withdraw from the multi-employer plan, a withdrawal liability would be due, the amount of which would be determined by the plan. The withdrawal liability, as determined by the plan, would be a function of contribution rates, fund status, discount rates and various other factors at the time of any such withdrawal.

NOTE 13 - INCOME TAXES
TE 13 - INCOME TAXES
The effective benefit tax rate for the three months ending September 28, 2024 was (0.11)% and the effective tax rate for the nine months ending September 28, 2024 was 0.30%, compared with a effective income tax rate of 6.00% and 3.04% for the three and nine months ending September 30, 2023, respectively. Because the Company maintains a full valuation allowance against its deferred income tax balances, the Company is only able to recognize refundable credits and a small amount of state taxes in the tax expense for the three and nine months of 2024. The Company is in a net deferred tax liability position of $91 and $91 at September 28, 2024 and December 30, 2023, respectively, which is included in other long-term liabilities in the Company's consolidated condensed balance sheets.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $556 and $555 at September 28, 2024 and December 30, 2023, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of September 28, 2024 and December 30, 2023.

The Company and its subsidiaries are subject to United States federal income taxes, as well as income taxes in a number of state jurisdictions. The tax years subsequent to 2020 remain open to examination for U.S. federal income taxes. The majority of state jurisdictions remain open for tax years subsequent to 2020. A few state jurisdictions remain open to examination for tax years subsequent to 2019.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Basic loss per share:
Loss from continuing operations	$(3,729)	$(2,211)	$(5,473)	$(5,382)
Less: Allocation of earnings to participating securities	—	—	—	—
Loss from continuing operations available to common shareholders - basic	$(3,729)	$(2,211)	$(5,473)	$(5,382)
Basic weighted-average shares outstanding (1)	14,455	14,824	14,733	14,769
Basic loss per share - continuing operations	$(0.26)	$(0.15)	$(0.37)	$(0.36)

Diluted loss per share:
Loss from continuing operations available to common shareholders - basic	$(3,729)	$(2,211)	$(5,473)	$(5,382)
Add: Undistributed earnings reallocated to unvested shareholders	—	—	—	—
Loss from continuing operations available to common shareholders - basic	$(3,729)	$(2,211)	$(5,473)	$(5,382)
Basic weighted-average shares outstanding (1)	14,455	14,824	14,733	14,769
Effect of dilutive securities:
Stock options (2)	—	—	—	—
Directors' stock performance units (2)	—	—	—	—
Diluted weighted-average shares outstanding (1)(2)	14,455	14,824	14,733	14,769
Diluted loss per share - continuing operations	$(0.26)	$(0.15)	$(0.37)	$(0.36)

(1)Includes Common and Class B Common shares, excluding unvested participating securities of 906 thousand as of September 28, 2024 and 732 thousand as of September 30, 2023.
(2)Shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded to the extent they are anti-dilutive. There were 487 thousand and 574 thousand aggregate shares excluded for the three and nine months ended September 28, 2024 and September 30, 2023, respectively.

NOTE 15 - STOCK-BASED COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's consolidated condensed statements of operations. The Company's stock compensation expense was $119 and $182 for the three months ended September 28, 2024 and September 30, 2023, respectively and $378 and $550 for the nine months ended September 28, 2024 and September 30, 2023, respectively.

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

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive income, net of tax, are as follows:

Post-Retirement Liabilities
Balance at December 30, 2023	$268
Reclassification of net actuarial gain into earnings from postretirement benefit plans	(15)
Balance at September 28, 2024	$253

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 18 - OTHER (INCOME) EXPENSE, NET

Other operating (income) expense, net is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Other operating (income) expense, net:
Gain on property, plant and equipment disposals	$—	$—	$(37)	$(1)
(Income) loss on currency exchanges	9	(7)	94	35
Retirement expense	37	63	104	176
Insurance proceeds	—	—	(161)	(246)
Lease income	(462)	(267)	(1,259)	(329)
Lease expenses	599	—	1,414	—
Miscellaneous (income) expense	10	64	(14)	52
Other operating (income) expense, net	$193	$(147)	$141	$(313)

The Company allocates expenses associated with the leases to other operating expense. Included in other income, net for the three and nine months ended September 30, 2023 was a gain of $625 related to an extinguishment of a debt arrangement.

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

Costs related to the facility consolidation plans are summarized as follows:

					As of September 28, 2024
	Accrued Balance at December 30, 2023	2024 Expenses To Date (1)	2024 Cash Payments	Accrued Balance at September 28, 2024	Total Costs Incurred To Date	Total Expected Costs
Consolidation of East Coast Manufacturing Plan	$36	$326	$359	$3	$8,041	$8,135

Asset Impairments/Non-Cash Items	$—	$446	$—	$—	$2,163	$2,301

	Accrued Balance at December 31, 2022	2023 Expenses To Date (1)	2023 Cash Payments	Accrued Balance at September 30, 2023
Consolidation of East Coast Manufacturing Plan	$1,011	$2,320	$3,271	$60

Asset Impairments/Non-Cash Items	$—	$—	$—	$—

(1) Costs incurred under these plans are classified as "facility consolidation and severance expenses, net" in the Company's consolidated condensed statements of operations.

Table of Contents    21

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 20 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Loss from discontinued operations:
Workers' compensation costs from former textile operations	$(33)	$(11)	$(96)	$(56)
Environmental remediation costs from former textile operations	—	(21)	—	(50)
Commercial business operations	(149)	(173)	(233)	(438)
Loss from discontinued operations, before taxes	$(182)	$(205)	$(329)	$(544)
Income tax benefit	—	(22)	—	(48)
Loss from discontinued operations, net of tax	$(182)	$(183)	$(329)	$(496)

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

Environmental remediation costs from former textile operations

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $2,176 as of September 28, 2024 and $2,205 as of December 30, 2023. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from the Company's estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

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

The Company reclassified the following assets and liabilities for discontinued operations in the accompanying consolidated condensed balance sheets:

	September 28, 2024	December 30, 2023
Current Assets of Discontinued Operations:
Receivables, net	$142	$158
Inventories, net	57	107
Current Assets Held for Discontinued Operations	$199	$265

Long Term Assets of Discontinued Operations:
Property, plant and equipment, net	$176	$176
Other assets	1,207	1,138
Long Term Assets Held for Discontinued Operations	$1,383	$1,314

Current Liabilities of Discontinued Operations:
Accounts payable	$127	$128
Accrued expenses	922	1,009
Current Liabilities Held for Discontinued Operations	$1,049	$1,137

Long Term Liabilities of Discontinued Operations:
Other long term liabilities	$3,620	$3,536
Long Term Liabilities Held for Discontinued Operations	$3,620	$3,536

For the three and nine months ended September 28, 2024 and September 30, 2023, the Company reclassified the following operations of the Commercial business included in discontinued operations in the accompanying consolidated condensed statements of operations:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$—	$15	$—	$185
Cost of sales	149	31	299	423
Gross profit	(149)	(16)	(299)	(238)

Selling and administrative expenses	—	102	(66)	150
Other operating income, net	—	55	—	50
Loss from discontinued Commercial business operations	$(149)	$(173)	$(233)	$(438)

Table of Contents    22

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

OVERVIEW

Our business consists principally of marketing, manufacturing and selling floorcovering products to high-end customers through our various sales forces and brands. We focus primarily on the upper end of the floorcovering market where we believe we have strong brands and competitive advantages with our style and design capabilities and customer relationships. Our Fabrica, Masland, DH Floors and TRUCOR brands have a significant presence in the high-end residential floorcovering markets. Dixie International sells all of our brands outside of the North American market.

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

Nasdaq Marketplace Rule 5550(a)(2) requires that, for continued listing on the exchange, we must maintain a minimum bid price of $1 per share. We received notice from Nasdaq on September 27, 2023 that our closing bid price was below $1 per share for 30 consecutive business days. We requested, and were granted, an additional 180 calendar days from March 25, 2024 to September 24, 2024 to meet the applicable minimum bid price requirement. On September 24, 2024, the Company received a letter from Nasdaq notifying the Company that it had not regained compliance with the bid price requirement by the required compliance date and, as a result, the Company's Common Stock was subject to delisting. Effective at the opening of business on October 3, 2024, our Common Stock was suspended and delisted from Nasdaq and began trading on the Over-the-Counter Market pink sheets under the stock symbol DXYN. Effective October 4, 2024, we were upgraded to the Over-the-Counter OTCQB Market ("the OTCQB") trading under the same symbol DXYN.

Table of Contents    23

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
Three Months Ended September 28, 2024 Compared with the Three Months Ended September 30, 2023

Net Sales from Continuing Operations

	Three Months Ended
($ in thousands)	September 28, 2024	September 30, 2023	Inc./(Dec.)	Inc./(Dec.)
Net Sales	$64,877	$68,576	$(3,699)	(5.4)%

For the third quarter of 2024, our net sales from continuing operations decreased 5.4% compared with the third quarter of 2023. The lower net sales were attributed to lower demand within the floorcovering industry and related markets driven by continued high interest rates and inflation.

	Three Months Ended
	September 28, 2024	September 30, 2023
Net sales	100.0%	100.0%
Cost of sales	75.4%	73.4%
Gross profit	24.6%	26.6%
Selling and administrative expenses	27.1%	27.3%
Other operating( income) expense, net	0.3%	(0.2)%
Facility consolidation and severance expenses, net	0.4%	0.8%
Operating loss	(3.2)%	(1.3)%

Gross Profit

Gross profit as a percentage of net sales was 24.6% in the third quarter of 2024 compared with 26.6% in the third quarter of 2023. The lower gross profit percentage in 2024 was primarily driven by lower sales volume, higher healthcare and utility costs and additional lease expense due to the sale and leaseback of the Adairsville distribution center in 2023.

Selling and Administrative Expenses

Selling and administrative expenses were $17.6 million, or 27.1% of net sales, in the third quarter of 2024 compared with $18.7 million, or 27.3% of net sales in the year earlier period. Selling and administrative expenses as a percentage of net sales decreased in the third quarter of 2024 as compared to the third quarter of 2023 primarily due to lower sample and marketing expenses during the quarter.

Other Operating (Income) Expense, Net

Net other operating (income) expense was an expense of $193 thousand in the third quarter of 2024 compared with $147 thousand of income in the third quarter of 2023.

Table of Contents    24

Facility Consolidation and Severance Expenses, Net

Facility consolidation and severance expenses in the third quarter of 2024 were $283 thousand compared with $552 thousand in the third quarter of 2023. The expenses in 2024 and 2023 were related to our restructuring plan for the consolidation of our east coast manufacturing.

Operating Loss

We reported an operating loss of $2.1 million in the third quarter of 2024 compared with an operating loss of $913 thousand in the third quarter of 2023. The increase in operating loss was primarily the result of lower sales volume, higher healthcare and utility costs and additional lease expense due to the sale and leaseback of the Adairsville distribution center in 2023.

Interest Expense

Interest expense decreased $167 thousand in the third quarter of 2024 compared with the third quarter of 2023. The decrease is primarily the result of a lower debt level in 2024 offset by an increase in interest rates on our variable rate debt.

Other (Income) Expense, Net

Net other (income) expense was $2 thousand of income in the third quarter of 2024 compared with $622 thousand of income in the third quarter of 2023. Net other (income) expense included a gain of $625 thousand related to an extinguishment of a debt arrangement in the third quarter of 2023.

Income Tax Provision (Benefit)

We recorded an income tax benefit from continuing operations of $4 thousand in the third quarter of 2024 compared to a income tax expense of $125 thousand in the third quarter of 2023.

The effective benefit tax rate for the three months ending September 28, 2024 was (0.11)% compared with a income tax rate of 6.00% for the three months ending September 30, 2023. Because we maintain a full valuation allowance against our deferred tax balances, we are only able to recognize refundable credits and a small amount of state taxes in the tax expense for the second quarter of 2024 and 2023. We are in a net deferred tax liability position of $91 thousand at September 28, 2024 and $91 thousand at December 30, 2023, which is included in other long-term liabilities in our consolidated condensed balance sheets.

We account for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $556 thousand and $555 thousand at September 28, 2024 and December 30, 2023, respectively. Such benefits, if recognized, would affect our effective tax rate. There were no significant interest or penalties accrued as of September 28, 2024 and December 30, 2023.

Net Loss

Continuing operations reflected a loss of $3.7 million, or $0.26 per diluted share, in the third quarter of 2024 compared with a loss of $2.2 million, or $0.15 per diluted share, in the same period in 2023. The loss from discontinued operations was $182 thousand in the third quarter of 2024 compared to a loss of $183 thousand in the third quarter of 2023. See Note 20 to the consolidated condensed financial statements for additional details related to discontinued operations.

Table of Contents    25

Nine Months Ended September 28, 2024 Compared with the Nine Months Ended September 30, 2023

Net Sales from Continuing Operations

	Nine Months Ended
($ in thousands)	September 28, 2024	September 30, 2023	Inc./(Dec.)	Inc./(Dec.)
Net Sales	$200,638	$209,669	$(9,031)	(4.3)%

For the first nine months of 2024, our net sales from continuing operations decreased 4.3% compared with the first nine months of 2023. The lower net sales were attributed to lower demand within the floorcovering industry and related markets driven by continued high interest rates and inflation.

	Nine Months Ended
	September 28, 2024	September 30, 2023
Net sales	100.0%	100.0%
Cost of sales	74.3%	73.4%
Gross profit	25.7%	26.6%
Selling and administrative expenses	25.6%	25.9%
Other operating (income) expense, net	—%	(0.2)%
Facility consolidation and severance expenses, net	0.4%	1.1%
Operating loss	(0.3)%	(0.2)%

Gross Profit

Gross profit as a percentage of net sales was 25.7% in the first nine months of 2024 compared with 26.6% in the first nine months of 2023. The lower gross profit percentage in 2024 was primarily driven by lower sales volume, higher healthcare and utility costs and additional lease expense due to the sale and leaseback of the Adairsville distribution center in 2023.

Selling and Administrative Expenses

Selling and administrative expenses were $51.3 million, or 25.6% of net sales, in the first nine months of 2024 compared with $54.2 million, or 25.9% of net sales in the year earlier period. Selling and administrative expenses as a percentage of net sales decreased in the first nine months of 2024 as compared to the first nine months of 2023 primarily due to lower sample and marketing expenses.

Other Operating (Income) Expense, Net

Net other operating (income) expense was $141 thousand of expense in the first nine months of 2024 compared with $313 thousand of income in the first nine months of 2023.

Facility Consolidation and Severance Expenses, Net

Facility consolidation and severance expenses in the first nine months of 2024 were $772 thousand compared with $2.3 million in the first nine months of 2023. The expenses in 2024 and 2023 were related to our restructuring plan for the consolidation of our east coast manufacturing.

Operating Loss

We reported an operating loss of $669 thousand in the first nine months of 2024 compared with an operating loss of $354 thousand in the first nine months of 2023. The increase in operating loss was primarily the result of lower sales volume, higher healthcare and utility costs and additional lease expense due to the sale and leaseback of the Adairsville distribution center in 2023.
Table of Contents    26

Interest Expense

Interest expense decreased $723 thousand in the first nine months of 2024 compared with the first nine months of 2023. The decrease is primarily the result of a lower debt level in 2024 offset by an increase in interest rates on our variable rate debt.

Other (Income) Expense, Net

Net other (income) expense was $8 thousand of expense in the first nine months of 2024 compared with $634 thousand of income in the first nine months of 2023. Net other (income) expense included a gain of $625 thousand related to an extinguishment of a debt arrangement in the first nine months of 2023.

Income Tax Provision (Benefit)

We recorded an income tax expense from continuing operations of $16 thousand in the first nine months of 2024 compared to a income tax expense of $159 thousand in the first nine months of 2023.

The effective income tax rate for the nine months ending September 28, 2024 was 0.30% compared with a income rate of 3.04% for the nine months ending September 30, 2023. Because we maintain a full valuation allowance against our deferred tax balances, we are only able to recognize refundable credits and a small amount of state taxes in the tax expense for the first nine months of 2024 and 2023.

Net Loss

Continuing operations reflected a loss of $5.5 million, or $0.37 per diluted share, in the first nine months of 2024 compared with a loss of $5.4 million, or $0.36 per diluted share, in the same period in 2023. The loss from discontinued operations was $329 thousand in the first nine months of 2024 compared to a loss of $496 thousand in the first nine months of 2023. See Note 20 to the consolidated condensed financial statements for additional details related to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 28, 2024, cash used in operating activities in continuing operations was $497 thousand. An increase in accounts receivable used $3.0 million during the first nine months of 2024. Prepaid and other current assets used $2.6 million primarily as a result of prepaid sample and marketing expenses. A increase in inventory used $543 thousand and an increase in accounts payable and accrued expenses generated $5.8 million primarily driven by the quarter end timing of payments based on supplier terms.

Purchases of capital assets for the nine months September 28, 2024 resulted in a $1.9 million cash out flow to the business. Depreciation and amortization for the nine months ended September 28, 2024 were $5.0 million. We expect capital expenditures to be approximately $2.8 million in 2024 while depreciation and amortization is expected to be approximately $6.2 million.

During the nine months ended September 28, 2024, cash provided by financing activities was $3.6 million. We had net borrowings on our revolving credit facility of $7.2 million and net payments on notes payable and financing leases of $3.5 million.

Nasdaq Marketplace Rule 5550(a)(2) requires that, for continued listing on the exchange, we must maintain a minimum bid price of $1 per share. We received notice from Nasdaq on September 27, 2023 that our closing bid price was below $1 per share for 30 consecutive business days. We requested, and were granted, an additional 180 calendar days from March 25, 2024 to September 24, 2024 to meet the applicable minimum bid price requirement. On September 24, 2024, the Company received a letter from Nasdaq notifying the Company that it had not regained compliance with the bid price requirement by the required compliance date and, as a result, the Company's Common Stock was subject to delisting. Effective at the opening of business on October 3, 2024, our Common Stock was suspended and delisted from Nasdaq and began trading on the Over-the-Counter Market pink sheets under the stock symbol DXYN. Effective October 4, 2024, we were upgraded to the Over-the-Counter OTCQB Market ("the OTCQB") trading under the same symbol DXYN. Our delisting from Nasdaq could make it more difficult for us to raise additional capital if needed.

We believe, after having reviewed various financial scenarios, our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements under current operating conditions. We have specifically considered the impact of continued operating losses on our liquidity position and our ability to comply with financial covenants by our primary lenders. As part of our evaluation, we considered the cost reductions implemented under our East Coast Consolidation Plan, the return from the elimination of cash discounts, lower planned sample investments and cost savings expected to be generated from the operations of our extrusion equipment. Availability under our Senior Secured Revolving Credit Facility on September 28, 2024 was $11.7 million. Significant additional cash expenditures
Table of Contents    27

above our normal liquidity requirements, significant deterioration in economic conditions or continued operating losses could affect our business and require supplemental financing or other funding sources.

Our Senior Secured Revolving Credit Facility matures on October 30, 2025. In consideration of this, we have begun discussions with lenders to secure longer term financing in place of our senior debt. However, there can be no assurance that we will be able to extend or replace our senior debt or that other supplemental financing or other sources of funding can be obtained or will be obtained on terms favorable to us.

Changes to Critical Accounting Policies

Our critical accounting policies were outlined in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no changes in our critical accounting policies during 2024.

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

At September 28, 2024, $77,319, or approximately 88% of our total debt, was subject to short-term floating interest rates. A one-hundred basis point fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $773. Included in the $77,319, is the amount outstanding for term loans of $22,485. Both loans are currently set to bear interest of 5% for five years. Every five years, these rates will be reset to reflect the then current 5-year treasury rate plus a margin. A one-hundred basis point fluctuation in the interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $225. See Note 9 to the consolidated condensed financial statements for further discussion of these loans.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 28, 2024, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

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

Our Common Stock was delisted from the Nasdaq Stock Market, which could make trading in our Common Stock more difficult for investors, potentially leading to declines in our share price and liquidity and could limit our ability to raise additional capital.

Nasdaq Marketplace Rule 5550(a)(2) requires that, for continued listing on the exchange, we must maintain a minimum bid price of $1 per share. We received notice from Nasdaq on September 27, 2023 that our closing bid price was below $1 per share for 30 consecutive business days. We requested, and were granted, an additional 180 calendar days from March 25, 2024 to September 24, 2024 to meet the applicable minimum bid price requirement. On September 24, 2024, the Company received a letter from Nasdaq notifying the Company that it had not regained compliance with the bid price requirement by the required compliance date and, as a result, the Company's Common Stock was subject to delisting. Effective at the opening of business on October 3, 2024, our Common Stock was suspended and delisted from Nasdaq and began trading on the Over-the-Counter Market pink sheets under the stock symbol DXYN. Effective October 4, 2024, we were upgraded to the Over-the-Counter OTCQB Market ("the OTCQB") trading under the same symbol DXYN.

Our delisting from Nasdaq could make trading in our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Shareholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock will likely be made more difficult and the trading volume and liquidity of our stock could decline. Our delisting from Nasdaq could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely impact the acceptance of our Common Stock as currency or the value accorded by other parties.
Table of Contents    29

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
Table of Contents    30

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

Table of Contents    31

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
Table of Contents    32

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

Table of Contents    33

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

The following table provides information regarding our repurchases of our Common Stock Shares during the three months ended September 28, 2024:

Fiscal Month Ending	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs (2)
August 3, 2024	211,874	$0.67	211,874
August 31, 2024	113,014	0.83	113,014
September 28, 2024	—	—	—
Three Months Ended September 28, 2024	324,888	$0.73	324,888	$2,250,641
(1)On May 1, 2024, our Board of Directors approved the repurchase of up to $2,800,000 of our Common Stock. The purchases disclosed in the above table were made pursuant to that authorization, and under a plan structured to meet the requirements of Rule 10b-5-1. That plan was terminated on August 22, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits
(a.)Exhibits

10.1    Sublease Agreement between TDG Operations, LLC and Austal USA, LLC dated August 1, 2024.
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

THE DIXIE GROUP, INC.
(Registrant)

Date: October 28, 2024	By: /s/ Allen L. Danzey
Allen L. Danzey Vice President and Chief Financial Officer

Table of Contents    35