Form 10-K
period 2024-12-28
DIXIE GROUP INC
filed 2025-04-08
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________.

Commission File Number 0-2585
The Dixie Group, Inc.
(Exact name of registrant as specified in its charter)

Tennessee		62-0183370
(State or other jurisdiction of incorporation of organization)		(I.R.S. Employer Identification No.)

475 Reed Road, Dalton, GA 30720		(706) 876-5800
(Address of principal executive offices and zip code)		(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $3.00 par value	DXYN	OTCQB

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 28, 2024 (the last business day of the registrant's most recently completed fiscal second quarter) was $8,969,820. The aggregate market value was computed by reference to the closing price of the Common Stock on such date. In making this calculation, the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding Common Stock, and no other persons, are affiliates. No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of March 27, 2025
Common Stock, $3.00 Par Value	13,997,446	shares
Class B Common Stock, $3.00 Par Value	1,249,302	shares
Class C Common Stock, $3.00 Par Value	—	shares
DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the following document are incorporated by reference:
Proxy Statement of the registrant for annual meeting of shareholders to be held May 7, 2025 (Part III).
Table of Contents    1

THE DIXIE GROUP, INC.

Index to Annual Report
on Form 10-K for
Year Ended December 28, 2024

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

PART I.

Item 1.    BUSINESS

General

Our business consists principally of marketing, manufacturing and selling floorcovering products to high-end residential customers through our various sales forces and brands. We focus exclusively on the upper-end of the floorcovering market where we believe we have strong brands and competitive advantages with our style and design capabilities and customer relationships. Our Fabrica, Masland, DH Floors and TRUCOR™ brands have a significant presence in the high-end residential floorcovering markets. Our business participates in markets for soft floorcoverings, which include broadloom carpet and rugs, and hard surfaces, which include luxury vinyl flooring (LVF) and engineered wood.

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

Masland, founded in 1866, markets and manufactures design-driven specialty carpets and rugs for the high-end residential marketplace. In addition, it offers luxury vinyl flooring products to the marketplace it serves. Its residential broadloom carpet products are marketed at selling prices that we believe are over three times the average for the residential soft floorcovering industry. Its products are marketed through the interior design community, as well as to consumers through specialty floorcovering retailers. Masland Residential has strong brand recognition within the upper-end residential market. Masland Residential competes through innovative styling, color, product design, quality and service.

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

TRUCOR™ delivers rigid vinyl flooring options that capture the beauty of hardwood and stone, yet are designed to take the demands of active home and work environments at a fraction of the cost. With a 100% waterproof core each design is engineered to perform in both residential or commercial environments. With our TRUWEAR™ acrylic coating, each design is protected against dirt, moisture, stains and scratches. TRUCOR™ is engineered to provide warmth underfoot as well as a cushioned feel. TRUCOR's advanced performance IXPE attached pad also helps to insulate sound, providing the perfect solution for high traffic areas.

Industry

We are a flooring manufacturer in an industry composed of a wide variety of companies from small privately held firms to large multinationals. In 2023, according to the most recent information available, the U.S. floorcovering industry reported $34.1 billion in sales, down approximately 7.4% from the 2022 sales total. In 2023, the primary categories of flooring in the U.S., based on sales dollars, were carpet and rug (33%), luxury vinyl flooring (LVF) (28%), wood (12%), ceramic tile (13%), stone (6%), vinyl (4%), and laminate and other (4%). In 2023, the primary categories of flooring in the U.S., based on square feet, were carpet and rug (39%), luxury vinyl flooring (LVF) (31%), ceramic tile (11%), vinyl (7%), wood (5%), laminate (3%), and stone and other (3%). Each of these categories is influenced by the residential construction, commercial construction, and residential remodeling markets. These markets are influenced by many factors including consumer confidence, spending for durable goods, turnover in housing and the overall strength of the economy.

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

Customer and Product Concentration

No customer was more than 10 percent of our net sales during the periods presented. During 2024, sales to our top ten customers accounted for approximately 7% of our sales and our top 20 customers accounted for approximately 10% of our sales. We do not have a material amount of sales in foreign countries.

We do not have any single class of products that accounts for more than 10% of our sales.

Seasonality

Our sales historically have normally reached their highest level in the second quarter (approximately 26% of our annual sales) and their lowest levels in the first quarter (approximately 24% of our annual sales), with the remaining sales being distributed relatively equally between the third and fourth quarters. Working capital requirements have normally reached their highest levels in the second and third quarters of the fiscal year.

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

Human Capital Resources

At December 28, 2024, our total employed associates was 951.

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

We have significant levels of indebtedness that includes covenants that we must comply with and if unable to comply with such covenants, it could cause us to be unable to continue as a going concern.

We have a significant amount of indebtedness relative to our equity. Insufficient cash flow, profitability, or the value of our assets securing our loans could have a material adverse effect on our ability to generate sufficient funds to satisfy the terms of our senior loan agreements and other debt obligations. Our senior loan agreement and term loans include certain compliance, affirmative, and financial covenants. The impact of continued operating losses on our liquidity position could affect our ability to comply with these covenants by our primary lenders and could cause us to be unable to continue to operate as a going concern. Additionally, the inability to access debt or equity markets at competitive rates in sufficient amounts to satisfy our obligations could adversely impact our business. Significant increases in interest rates tied to our floating rate debt could have a material
Table of Contents    6

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

Nasdaq Marketplace Rule 5550(a)(2) requires that, for continued listing on the exchange, we must maintain a minimum bid price of $1 per share. We received notice from Nasdaq on September 27, 2023 that our closing bid price was below $1 per share for 30 consecutive business days. We requested, and were granted, an additional 180 calendar days from March 25, 2024 to September 24, 2024 to meet the applicable minimum bid price requirement. On September 24, 2024, the Company received a letter from Nasdaq notifying the Company that it had not regained compliance with the bid price requirement by the required compliance date and, as a result, the Company's Common Stock was subject to delisting. Effective at the opening of business on October 3, 2024, our Common Stock was suspended and delisted from Nasdaq and began trading on the Over-the-Counter Market pink sheets under the stock symbol DXYN. Effective October 4, 2024, we were upgraded to the Over-the-Counter OTCQB Market ("the OTCQB") trading under the same symbol DXYN. On February 12, 2025, Nasdaq filed a Form 25 with the SEC notifying the SEC of Nasdaq's determination to remove our securities from listing on Nasdaq. The delisting was effective February 21, 2025.

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

Table of Contents    7

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
Table of Contents    8

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
Table of Contents    9

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
Table of Contents    10

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

We did not experience a material cybersecurity incident during the year ended December 28, 2024; however, the scope and impact of any future incident cannot be predicted. See "Item 1A. Risk Factors" for more information on our cybersecurity-related risks.

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

Item 2.    PROPERTIES

The following table lists our facilities according to location, type of operation and approximate total floor space as of March 10, 2025:

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

On February 14, 2025, we were sued along with 15 other named defendants in a matter styled: Stephens v the Dixie Group, Inc. et al. In the Superior Court of Gordon County, Georgia, case no 25CV7507. The case seeks unspecified monetary and other damages alleged to have been suffered by plaintiffs as landowners by the discharge of PFOA, PFOS and related chemicals in
Table of Contents    12

proximity to or directly adjacent to their property. We intend to file an answer to the complaint, denying liability, and to vigorously defend the matter.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable.

Pursuant to instruction G of Form 10-K the following is included as an unnumbered item to PART I.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and offices held by the executive officers of the registrant as of March 10, 2025, are listed below along with their business experience during the past five years.

Name, Age and Position	Business Experience During Past Five Years

Daniel K. Frierson, 83 Chairman of the Board, and Chief Executive Officer, Director	Director since 1973, Chairman of the Board since 1987 and Chief Executive Officer since 1980. He is the Chairman of the Company's Executive Committee. He is past Chairman of The Carpet and Rug Institute.

D. Kennedy Frierson, Jr., 58 Vice President and Chief Operating Officer, Director	Director since 2012 and Vice President and Chief Operating Officer since August 2009. Vice President and President Masland Residential from February 2006 to July 2009. President Masland Residential from December 2005 to January 2006. Executive Vice President and General Manager, Dixie Home, 2003 to 2005. Business Unit Manager, Bretlin, 2002 to 2003.

Allen L. Danzey, 55 Vice President and Chief Financial Officer	Chief Financial Officer since January 2020. Director of Accounting from May 2018 to December 2019. Commercial Division Controller from July 2009 to May 2018. Residential Division Controller and Senior Accountant from February 2005 to July 2009.

Thomas M. Nuckols, Jr., 57 Vice President and President, Dixie Residential	Vice President and President of Dixie Residential since November 2017. Executive Vice President, Dixie Residential from February 2017 to November 2017. Dupont/Invista, from 1989 to 2017, Senior Director of Mill Sales and Product Strategy from 2015 to 2017.

W. Derek Davis, 74 Senior Vice President, Human Resources and Corporate Secretary	Vice President of Human Resources since January 1991 and Corporate Secretary since January 2016. Corporate Employee Relations Director, 1988 to 1991.

The executive officers of the registrant are generally elected annually by the Board of Directors at its first meeting held after each annual meeting of our shareholders.

Table of Contents    13

PART II.

Item 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Effective at the opening of business on October 3, 2024, our Common Stock was suspended and delisted from Nasdaq and began trading on the Over-the-Counter Market pink sheets under the stock symbol "DXYN". Effective October 4, 2024, we were upgraded to the Over-the-Counter OTCQB Market ("the OTCQB") trading under the same symbol "DXYN". Before October 3, 2024, our Common Stock traded on Nasdaq under the ticker symbol "DXYN". No market exists for our Class B Common Stock.

As of March 10, 2025, the total number of holders of our Common Stock was approximately 2,500 including an estimated 2,050 shareholders who hold our Common Stock in nominee names. The total number of holders of our Class B Common Stock was 10.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Fiscal Month Ending	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
November 2, 2024	—	$—	—	—
November 30, 2024	—	—	—	—
December 28, 2024	4,726	0.64	—	—
Three Fiscal Months Ended December 28, 2024	4,726	$0.64	—	$—

(1)During the three months ended December 28, 2024, 4,726 shares were withheld from an employee in lieu of cash payments for withholding taxes due for a total amount of $3,034 pursuant to the terms of the applicable incentive plans.

Dividends and Price Range of Common Stock

There is a restriction on the payment of dividends under our revolving credit facility and we have not paid any dividends in the years ended December 28, 2024 and December 30, 2023.

The following table provides the price range of common stock for the four fiscal quarterly periods in the years ended December 28, 2024 and December 30, 2023. Since October 3, 2024, our Common Stock has been traded on the OTC markets. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	FISCAL QUARTER
2024	1ST	2ND	3RD	4TH
Common Stock Prices:
High	$0.74	$1.00	$0.94	$1.05
Low	0.50	0.47	0.54	0.45

2023	1ST	2ND	3RD	4TH
Common Stock Prices:
High	$1.06	$1.36	$1.34	$0.98
Low	0.70	0.67	0.62	0.46
Table of Contents    14

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

Set forth below is a line graph comparing the yearly change in the cumulative total shareholder return on our Common Stock against the total return of the Standard & Poor's Small Cap 600 Stock Index, plus both the Dow Jones US Furnishings Index and the Dow Jones US Building Materials & Fixtures Index, in each case for the five year period ended December 28, 2024. The comparison assumes that $100.00 was invested on December 28, 2019, in our Common Stock, the S&P Small Cap 600 Index, and each of the two Peer Groups, and assumes the reinvestment of dividends.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2024
600.00
500.00
400.00
300.00
200.00
100.00
0.00
12/28/2019
12/26/2020
12/25/2021
12/31/2022
12/30/2023
12/28/2024
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

Our business is sensitive to macroeconomic events in the United States. High interest rates, delayed consumer discretionary spending due to inflationary pressures, and other macroeconomic factors continue to impact new home construction and residential renovation and remodeling activity. Residential remodeling is a primary sales driver of flooring products, and most flooring is replaced before a home is listed for sale or just after a home purchase is completed. The current housing market conditions have suppressed remodeling activity as home sales remain soft. Housing turnover rates remain suppressed due to high home mortgage rates and consumers continue to face a higher cost of living and delay discretionary spending on large durable goods purchases such as flooring. We have, to some extent, offset the impact of a soft housing market and decreased renovation activity through cost containment, productivity and lower input costs. Due to low housing availability, aging stock and greater household formation, we believe demand in our markets will accelerate when interest rates decline. We believe that a number of circumstances may continue to influence trends in 2025, including the impact of inflation and high interest rates, but the extent and duration of such impact cannot be predicted.

Nasdaq Marketplace Rule 5550(a)(2) requires that, for continued listing on the exchange, we must maintain a minimum bid price of $1 per share. We received notice from Nasdaq on September 27, 2023 that our closing bid price was below $1 per share for 30 consecutive business days. We requested, and were granted, an additional 180 calendar days from March 25, 2024 to September 24, 2024 to meet the applicable minimum bid price requirement. On September 24, 2024, the Company received a letter from Nasdaq notifying the Company that it had not regained compliance with the bid price requirement by the required compliance date and, as a result, the Company's Common Stock was subject to delisting. Effective at the opening of business on October 3, 2024, our Common Stock was suspended and delisted from Nasdaq and began trading on the Over-the-Counter Market pink sheets under the stock symbol DXYN. Effective October 4, 2024, we were upgraded to the Over-the-Counter OTCQB Market ("the OTCQB") trading under the same symbol DXYN. On February 12, 2025, Nasdaq filed a Form 25 with the SEC notifying the SEC of Nasdaq's determination to remove our securities from listing on Nasdaq. The delisting was effective February 21, 2025.

RESULTS OF OPERATIONS

Fiscal Year Ended December 28, 2024 Compared with Fiscal Year Ended December 30, 2023

	Fiscal Year Ended (amounts in thousands)
	December 28, 2024	% of Net Sales	December 30, 2023	% of Net Sales	Increase (Decrease)	% Change
Net sales	$265,026	100.0%	$276,343	100.0%	$(11,317)	(4.1)%
Cost of sales	199,515	75.3%	202,464	73.3%	(2,949)	(1.5)%
Gross profit	65,511	24.7%	73,879	26.7%	(8,368)	(11.3)%
Selling and administrative expenses	69,850	26.4%	74,136	26.8%	(4,286)	(5.8)%
Other operating (income) expense, net	200	—%	(9,172)	(3.3)%	9,372	(102.2)%
Facility consolidation and severance expenses, net	1,327	0.5%	3,867	1.4%	(2,540)	(65.7)%
Operating income (loss)	(5,866)	(2.2)%	5,048	1.8%	(10,914)	(216.2)%
Interest expense	6,380	2.4%	7,217	2.6%	(837)	(11.6)%
Other (income) expense, net	(7)	—%	(431)	(0.2)%	424	(98.4)%
Loss from continuing operations before taxes	(12,239)	(4.6)%	(1,738)	(0.6)%	(10,501)	604.2%
Income tax provision (benefit)	(29)	—%	214	0.1%	(243)	(113.6)%
Loss from continuing operations	(12,210)	(4.6)%	(1,952)	(0.7)%	(10,258)	525.5%
Loss from discontinued operations, net of tax	(790)	(0.3)%	(766)	(0.3)%	(24)	3.1%
Net loss	$(13,000)	(4.9)%	$(2,718)	(1.0)%	$(10,282)	378.3%

Table of Contents    16

Net Sales. Net sales for the year ended December 28, 2024 were $265.0 million compared with $276.3 in the prior period, a decrease of 4.1% for the year-over-year comparison. The lower net sales were attributed to lower demand within the floorcovering industry and related markets driven by continued high interest rates and inflation.

Gross Profit. Gross profit, as a percentage of net sales, decreased 2.0 percentage points in 2024 compared with 2023. The decrease in gross profit percentage in 2024 was primarily driven by lower sales volume, higher healthcare and utility costs and additional lease expense due to the sale and leaseback of the Adairsville distribution center in December 2023.

Selling and Administrative Expenses. Selling and administrative expenses were $69.9 million in 2024 compared with $74.1 million in 2023. Selling and administrative expenses as a percent of the net sales for 2024 and 2023 were 26.4% and 26.8% respectively. The decrease in selling and administrative expenses was primarily due to lower samples and marketing costs in 2024 compared to 2023 and lower administrative compensation expenses in 2024 compared to 2023.

Other Operating (Income) Expense, Net. Net other operating (income) expense was an expense of $200 thousand in 2024 compared with income of $9.2 million in 2023. In 2023, we completed a sale and leaseback of our Adairsville, Georgia distribution center resulting in a gain of $8.2 million. In addition, we leased out excess space in our Saraland, Alabama facility and our Atmore, Alabama facility resulting in a net lease expense of $113 thousand in 2024 compared with lease income of $705 thousand in 2023. In 2024, we allocated expenses associated with the leases to other operating expense which was netted with the lease income.

Facility Consolidation and Severance Expenses, Net. Facility consolidation expenses were $1.3 million in 2024 compared with $3.9 million in 2023. The facility consolidation expenses incurred during 2024 and 2023 were primarily related to our plan for the consolidation of our east coast manufacturing to better align our production capacity with our sales volume and concentrate production into our lower cost facility.

Operating Income (Loss). The operating loss in 2024 was $5.9 million compared to an operating income of $5.0 million in 2023. In 2024, we had higher healthcare, utility and rent costs which were offset by lower selling and administrative expenses. The operating income in 2023 included a gain of $8.2 million from the sale and leaseback of our Adairsville, Georgia distribution center.

Interest Expense. Interest expense was $6.4 million in 2024 compared with $7.2 million in 2023. The decrease is the result of lower levels of debt through out 2024 compared to 2023 due to the sale of the Adairsville, Georgia distribution center in December 2023.

Other Income, Net. Net other income was income of $7 thousand in 2024 compared with income of $431 thousand in 2023. The 2023 income included a gain of $625 thousand related to an extinguishment of a debt arrangement offset by an expense of $206 thousand related to the write-off of previously deferred financing costs related to our Adairsville, Georgia note payable.

Income Tax Provision (Benefit). Our effective income tax rate was a benefit of 0.2% in 2024. The provision relates to federal and state cash taxes paid offset by certain federal and state credits. In 2024, we increased our valuation allowance by $3.8 million related to our net deferred tax asset and specific federal and state net operating losses and federal and state tax credit carryforwards.

Our effective income tax rate was a provision of 12.3% in 2023. The provision relates to federal and state cash taxes paid offset by certain federal and state credits. In 2023, we decreased our valuation allowance by $384 thousand related to our net deferred tax asset and specific federal and state net operating losses and federal and state tax credit carryforwards.

Net Loss. Continuing operations reflected a loss of $12.2 million, or $0.83 per diluted share in 2024, compared with a loss from continuing operations of $2.0 million, or $0.13 per diluted share in 2023. Our discontinued operations reflected a loss of $790 thousand, or $0.05 per diluted share in 2024 compared with a loss of $766 thousand, or $0.05 per diluted share in 2023. Including discontinued operations, we had a net loss of $13.0 million, or $0.88 per diluted share, in 2024 compared with net loss of $2.7 million, or $0.18 per diluted share, in 2023.

Table of Contents    17

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

During the year ended December 28, 2024, cash provided by continuing operations was $3.6 million. A reduction in inventories generated $9.4 million offset by a $618 thousand decrease in accounts payable and accrued expenses.

Net cash used in investing activities was $2.0 million during the year ended December 28, 2024. This amount was primarily the result of purchases of property, plant and equipment of $2.1 million.

During the year ended December 28, 2024, cash used in financing activities was $1.3 million. We had net borrowings of $2.4 million on the revolving credit facility. We had payments of $1.9 million on building and other term loans and payments on notes payable, net of borrowings was $1.1 million and payments on finance leases of $70 thousand. We had repurchases of our Common Stock that resulted in cash used of $585 thousand.

Nasdaq Marketplace Rule 5550(a)(2) requires that, for continued listing on the exchange, we must maintain a minimum bid price of $1 per share. We received notice from Nasdaq on September 27, 2023 that our closing bid price was below $1 per share for 30 consecutive business days. We requested, and were granted, an additional 180 calendar days from March 25, 2024 to September 24, 2024 to meet the applicable minimum bid price requirement. On September 24, 2024, the Company received a letter from Nasdaq notifying the Company that it had not regained compliance with the bid price requirement by the required compliance date and, as a result, the Company's Common Stock was subject to delisting. Effective at the opening of business on October 3, 2024, our Common Stock was suspended and delisted from Nasdaq and began trading on the Over-the-Counter Market pink sheets under the stock symbol DXYN. Effective October 4, 2024, we were upgraded to the Over-the-Counter OTCQB Market ("the OTCQB") trading under the same symbol DXYN. On February 12, 2025, Nasdaq filed a Form 25 with the SEC notifying the SEC of Nasdaq's determination to remove our securities from listing on Nasdaq. The delisting was effective February 21, 2025. Our delisting from Nasdaq could make it more difficult for us to raise additional capital if needed.

As described in Note 9 to the consolidated financial statements, we had $50.0 million of outstanding indebtedness under our senior credit facility as of December 28, 2024 which matures on October 30, 2025. As of the date of our financial statements, our existing cash and cash equivalents were not sufficient to satisfy this debt in whole and meet our operating needs for at least one year after the issuance of these financial statements. Subsequent to the reporting date, we refinanced our senior credit facility. On February 25, 2025, we entered into a new three-year $75.0 million senior secured credit facility with MidCap Financial IV Trust. Our new facility requires compliance with financial covenants on a monthly basis - See Note 22 to the consolidated financial statements for additional information regarding our debt refinancing.

We have evaluated our liquidity position over the next twelve months. In our evaluation we considered the impact of past operating losses on our liquidity position, the continuing impact of cost reductions implemented under our East Coast Consolidation Plan, lower planned sample investments, additional cost savings expected to be generated from the operations of our extrusion equipment and other cost reductions. We believe, after having reviewed various financial scenarios, our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements under current operating conditions. However, our current forecast projects we may not be able to maintain compliance with certain of our financial covenants under our loan agreements. We have been able to obtain waivers in the past for such violations but it cannot be assured that such waivers will be obtained in the future. Refer to Note 1 in our consolidated financial statements for detail regarding our assessment as a going concern.

Availability under our MidCap Financial Senior Secured Revolving Credit Facility on February 25, 2025 was $8.1 million which is subject to a $6.0 million minimum excess availability requirement. Significant additional cash expenditures above our normal liquidity requirements, significant deterioration in economic conditions or continued operating losses could affect our business and require supplemental financing or other funding sources.

Debt Facilities

Fifth Third Bank Revolving Credit Facility. On October 30, 2020, we entered into a $75.0 million Senior Secured Revolving Credit Facility with Fifth Third Bank National Association as lender. The loan is secured by a first priority security interest on all accounts receivable, cash, and inventory, and provides for borrowing limited by certain percentages of values of the accounts receivable and inventory. The revolving credit facility matures on October 30, 2025. On February 25, 2025, we entered into a new three-year $75,000 senior secured credit facility with MidCap Financial IV Trust. See Note 22 for more information regarding the debt refinancing.

At our election, advances of the existing revolving credit facility bear interest at annual rates equal to either (a) SOFR (plus a 0.10% SOFR adjustment) for 1 or 3 month periods, as defined with a floor of 0.75% or published SOFR and previously LIBOR, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate plus an applicable margin ranging between 0.50% and 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. The applicable margin can be increased by 0.50% if the fixed charge coverage ratio is below a 1.10 to 1.00 ratio. As of December 28, 2024, the applicable margin on our revolving credit facility was 2.50% for SOFR and 1.50% for Prime due to the fixed charge coverage ratio being below 1.10 to 1.00. We pay an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.25% per
Table of Contents    18

annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 7.18% at December 28, 2024 and 8.15% for December 30, 2023.

The agreement is subject to customary terms and conditions and annual administrative fees with pricing varying on excess availability and a fixed charge coverage ratio. The agreement is also subject to certain compliance, affirmative, and financial covenants. We are only subject to the financial covenants if borrowing availability is less than $8.0 million, which is equal to 12.5% of the lesser of the total loan availability of $75.0 million or total collateral available, and remains until the availability is greater than 12.5% for thirty consecutive days. As of December 28, 2024, the unused borrowing availability under the revolving credit facility was $9.9 million.

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

Our other financing notes have terms up to 1 year, bear interest ranging from 6.50% to 6.75% and are due in monthly installments through their maturity dates. Our other notes do not contain any financial covenants.

Finance Lease Obligations. Our finance lease obligations are due in monthly installments through their maturity dates. Our finance lease obligations are secured by the specific equipment leased. (See Note 9 to our Consolidated Financial Statements).

Stock-Based Awards

We recognize compensation expense related to share-based stock awards based on the fair value of the equity instrument over the period of vesting for the individual stock awards that were granted. At December 28, 2024, the total unrecognized compensation expense related to unvested restricted stock awards was $868 thousand with a weighted-average vesting period of 7.0 years.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at December 28, 2024 or December 30, 2023.

Income Tax Considerations

For the year ended December 28, 2024, we increased our valuation allowances by $3.8 million related to our net deferred tax asset and specific federal and state net operating losses and federal and state credit carryforwards.

During 2025 and 2026, we do not anticipate cash outlays for income taxes to exceed $200 thousand. This is due to our tax loss carryforwards and tax credit carryforwards that will be used to partially offset taxable income. At December 28, 2024, we were in a net deferred tax liability position of $91 thousand, which was included in other long-term liabilities in our Consolidated Balance Sheets.

Table of Contents    19

Discontinued Operations - Environmental Contingencies

We have reserves for environmental obligations established at four previously owned sites that were associated with our discontinued textile businesses. We have a reserve of $2.2 million for environmental liabilities at these sites as of December 28, 2024. The liability established represents our best estimate of loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from our estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

Fair Value of Financial Instruments

At December 28, 2024, we had no assets or liabilities measured at fair value that fall under a level 3 classification in the hierarchy (those subject to significant management judgment or estimation).

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

Variable consideration is estimated at the most likely amount using a portfolio approach that is expected to be earned. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration are estimated based upon historical experience and known trends.

Table of Contents    20

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

•Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out method (LIFO), which generally matches current costs of inventory sold with current revenues, for substantially all inventories. Reserves are also established to adjust inventories that are off-quality, aged or obsolete to their lower of cost or market. Additionally, rates of recoverability per unit of off-quality, aged or obsolete inventory are estimated based on historical rates of recoverability and other known conditions or circumstances that may affect future recoverability. Actual results could differ from assumptions used to value our inventory.

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

•Income taxes. Our effective tax rate is based on income, statutory tax rates and tax planning opportunities available in the jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in a future period. We evaluate the recoverability of these future tax benefits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely on estimates, including business forecasts and other projections of financial results over an extended period of time. In the event that we are not able to realize all or a portion of our deferred tax assets in the future, a valuation allowance is provided. We recognize such amounts through a charge to income in the period in which that determination is made or when tax law changes are enacted. We had valuation allowances of $24.7 million at December 28, 2024 and $21.0 million at December 30, 2023. At December 28, 2024, we were in a net deferred tax liability position of $91 thousand. For further information regarding our valuation allowances, see Note 13 to the Consolidated Financial Statements.

•Loss contingencies. We routinely assess our exposure related to legal matters, environmental matters, product liabilities or any other claims against our assets that may arise in the normal course of business. If we determine that it is probable a loss has been incurred, the amount of the loss, or an amount within the range of loss, that can be reasonably estimated will be recorded.
Table of Contents    21

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

At December 28, 2024, $71,960, or approximately 86% of our total debt, was subject to floating interest rates. A one-hundred basis point fluctuation in the variable interest rates applicable to this floating rate debt would have an annual pre-tax impact of approximately $720. Included in the $71,960, is the amount outstanding for term loans of $21,960. Both loans are currently set to bear interest of 5% for five years. Every five years, these rates will be reset to reflect the then current 5-year treasury rate plus a margin. A one-hundred basis point fluctuation in the interest rates applicable to the term loans debt would have an annual pre-tax impact of approximately $220. See Note 9 for further discussion of these loans.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary financial information required by ITEM 302 of Regulation S-K is included in PART II, ITEM 5 of this report and the Financial Statements are included in a separate section of this report.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 28, 2024, the date of the financial statements included in this Form 10-K (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that, as of the Evaluation Date, that due to the existence of a material weakness in our internal control over financial reporting described below, that our disclosure controls and procedures were not effective. However, giving full consideration to the deficiency, we have concluded that that the Consolidated Financial Statements included in this annual report present fairly, in all material respects our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted principles.

Management’s Report on Internal Control over Financial Reporting

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

Management, including our principal executive officer and principal financial officer, has used the criteria set forth in the report entitled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to evaluate the effectiveness of its internal control over financial reporting. Management has concluded that, during the period covered by this Report, its internal control over financial reporting was not effective as of December 28, 2024, based on those criteria.

Table of Contents    22

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected on a timely basis. During our assessment of internal control over financial reporting as of December 28, 2024, we identified the following material weaknesses:

•Inadequate presentation and disclosure requirements of debt - Our revolving credit facility required a reclassification to a current liability as the refinanced credit facility subsequent to year-end included a subjective acceleration clause and lockbox arrangement which required the financial statement presentation as current. We originally calculated a covenant in a method that differed from the contractual terms, which is included in the our going concern assessment. In preparing the fair value of debt disclosure, we did not formally re-evaluate our credit rating. With the refinance of the revolving credit facility, we had an observable transaction to provide supporting evidence. The current conditions and this transaction indicated a credit rating that was different than was originally used by us and resulted in a re-evaluation of our credit rating used and an adjustment to the disclosure.
•Inadequate evidence of a formal evaluation of lessor accounting - We did not retain a formal assessment of our lessor lease classification evaluation, and associated support, for the operating lease classification determinations under Topic 842 for a lease arrangement. We subsequently performed procedures that included a valuation for the net present value considerations. While the subsequent procedures did not change the lease classification determination, the change in presentation, if necessary, would have resulted in a materially different accounting result.

Remediation Efforts

We are committed to maintaining a strong internal control environment. In response to the material weaknesses described above, we will enhance our processes to evaluate and review debt transactions as it relates to the presentation and disclosure requirements of debt by designating an individual to be responsible for the review who has the expertise in these matters or will consult with outside professionals with the expertise. In addition, the designated individual will perform the necessary formal documentation as it relates to lessor accounting transactions. We continue to evaluate and work to improve our disclosure controls and procedures and internal control over financial reporting. We plan to continue the implementation of these and other remediation efforts to address the identified material weaknesses in the future.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses and the remediation plan described above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.OTHER INFORMATION

None.

Item 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.
Table of Contents    23

PART III.

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The section entitled "Information about Nominees for Director" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 7, 2025 is incorporated herein by reference. Information regarding the executive officers of the registrant is presented in PART I of this report.

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

Audit Committee

We have a standing audit committee.  At December 28, 2024, members of our audit committee are Michael L. Owens, Chairman, William F. Blue, Jr., Charles E. Brock, and Hilda S. Murray.

Item 11.EXECUTIVE COMPENSATION

The sections entitled "Compensation Discussion and Analysis", "Executive Compensation Information" and "Director Compensation" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 7, 2025 are incorporated herein by reference.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled "Principal Shareholders", as well as the beneficial ownership table (and accompanying notes), in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 7, 2025 are incorporated herein by reference.

Equity Compensation Plan Information as of December 28, 2024

The following table sets forth information as to our equity compensation plans as of the end of the 2024 fiscal year:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of the outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans approved by security holders	473,819	(1)	$1.59	(2)	619,000	(3)

(1)Includes the options to purchase 381,000 shares of Common Stock under our Omnibus Equity Incentive Plan and 92,819 Performance Units issued under the 2016 Incentive Compensation Plan, each unit being equivalent to one share of Common Stock. Does not include shares of Common Stock issued but not vested pursuant to outstanding restricted stock awards.
(2)Includes the aggregate weighted-average of (i) the exercise price per share for outstanding options to purchase 381,000 shares of Common Stock under our Omnibus Equity Incentive Plan and (ii) the price per share of the Common Stock on the grant date for each of 92,819 Performance Units issued under the 2016 Incentive Compensation Plan (each unit equivalent to one share of Common Stock).
(3)Includes 224,351 shares remaining to be issued under the 2016 Incentive Compensation Plan and 394,649 shares remaining to be issued under the Omnibus Equity Incentive Plan.

Table of Contents    24

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled "Certain Transactions Between the Company and Directors and Officers" and "Independent Directors" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 7, 2025 are incorporated herein by reference.

Item 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled "Audit Fees Discussion" in the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held May 7, 2025 is incorporated herein by reference. The independent registered public accounting firm is Forvis Mazars, LLP (PCAOB Firm ID No. 686) located in Atlanta, Georgia.

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

Date: April 7, 2025	The Dixie Group, Inc.

/s/ DANIEL K. FRIERSON
By: Daniel K. Frierson
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DANIEL K. FRIERSON	Chairman of the Board, Director and Chief Executive Officer	April 7, 2025
Daniel K. Frierson

/s/ ALLEN L. DANZEY	Vice President, Chief Financial Officer	April 7, 2025
Allen L. Danzey

/s/ D. KENNEDY FRIERSON, JR.	Vice President, Chief Operating Officer and Director	April 7, 2025
D. Kennedy Frierson, Jr.

/s/ WILLIAM F. BLUE, JR.	Director	April 7, 2025
William F. Blue, Jr.

/s/ CHARLES E. BROCK	Director	April 7, 2025
Charles E. Brock

/s/ HILDA S. MURRAY	Director	April 7, 2025
Hilda S. Murray

/s/ MICHAEL L. OWENS	Director	April 7, 2025
Michael L. Owens

Table of Contents    26

ANNUAL REPORT ON FORM 10-K

ITEM 8 AND ITEM 15(a)(1) AND ITEM 15(a)(2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULES

YEAR ENDED DECEMBER 28, 2024

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

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee of
The Dixie Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Dixie Group, Inc. (the “Company”) as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 28, 2024, and the related notes and schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 28, 2024, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has identified certain conditions as relating to its outstanding debt obligations that are outside the control of the Company. In addition, the Company has generated recent losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter – LIFO Reserve

As disclosed in Notes 1 and 5 to the financial statements, the Company recognizes its inventory using the last-in, first-out (“LIFO”) method, which requires a reserve to adjust the historical cost carrying value of inventory to the lower of LIFO or market. As of December 28, 2024, the LIFO reserve was approximately $21,553,000. There is inherent complexity in the accounting for the LIFO reserve including complex calculations based on inventory pools, changes in those pools, and lower of cost or market adjustments.

Table of Contents    29

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

/s/ Forvis Mazars, LLP

We have served as the Company's auditor since 2013.
Atlanta, GA
April 7, 2025

Table of Contents    30

THE DIXIE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 28, 2024	December 30, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19	$79
Receivables, net of allowances for expected credit losses of $454 and $440	23,325	23,686
Inventories, net	66,852	76,211
Prepaid expenses	5,643	12,154
Current assets of discontinued operations	—	265
TOTAL CURRENT ASSETS	95,839	112,395

PROPERTY, PLANT AND EQUIPMENT, NET	33,747	31,368
OPERATING LEASE RIGHT-OF-USE ASSETS	25,368	28,962
OTHER ASSETS	19,854	17,130
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	1,064	1,314
TOTAL ASSETS	$175,872	$191,169

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$14,884	$13,935
Accrued expenses	15,057	16,598
Current portion of long-term debt	53,818	4,230
Current portion of operating lease liabilities	3,804	3,654
Current liabilities of discontinued operations	1,156	1,137
TOTAL CURRENT LIABILITIES	88,719	39,554

LONG-TERM DEBT, NET	28,530	78,290
OPERATING LEASE LIABILITIES	22,295	25,907
OTHER LONG-TERM LIABILITIES	16,712	14,591
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	3,398	3,536
TOTAL LIABILITIES	159,654	161,878

COMMITMENTS AND CONTINGENCIES (See Note 17)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 13,997,446 shares for 2024 and 14,409,281 shares for 2023	41,992	43,228
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 1,249,302 shares for 2024 and 1,121,129 shares for 2023	3,748	3,363
Additional paid-in capital	159,892	159,132
Accumulated deficit	(189,700)	(176,700)
Accumulated other comprehensive income	286	268
TOTAL STOCKHOLDERS' EQUITY	16,218	29,291
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$175,872	$191,169

See accompanying notes to the consolidated financial statements.
Table of Contents    31

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended
	December 28, 2024	December 30, 2023
NET SALES	$265,026	$276,343
Cost of sales	199,515	202,464
GROSS PROFIT	65,511	73,879

Selling and administrative expenses	69,850	74,136
Other operating (income) expense, net	200	(9,172)
Facility consolidation and severance expenses, net	1,327	3,867
OPERATING INCOME (LOSS)	(5,866)	5,048

Interest expense	6,380	7,217
Other income, net	(7)	(431)
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(12,239)	(1,738)
Income tax provision (benefit)	(29)	214
LOSS FROM CONTINUING OPERATIONS	(12,210)	(1,952)
Loss from discontinued operations, net of tax	(790)	(766)
NET LOSS	$(13,000)	$(2,718)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.83)	$(0.13)
Discontinued operations	(0.05)	(0.05)
Net loss	$(0.88)	$(0.18)

BASIC SHARES OUTSTANDING	14,639	14,783

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.83)	$(0.13)
Discontinued operations	(0.05)	(0.05)
Net loss	$(0.88)	$(0.18)

DILUTED SHARES OUTSTANDING	14,639	14,783

DIVIDENDS PER SHARE:
Common Stock	$—	$—
Class B Common Stock	—	—

See accompanying notes to the consolidated financial statements.
Table of Contents    32

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	Year Ended
	December 28, 2024	December 30, 2023
NET LOSS	$(13,000)	$(2,718)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrecognized net actuarial gain on postretirement benefit plans	52	75
Income taxes	—	—
Unrecognized net actuarial gain on postretirement benefit plans, net	52	75

Reclassification of net actuarial gain into earnings from postretirement benefit plans (1)	(34)	(26)
Income taxes	—	—
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(34)	(26)

TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	18	49

COMPREHENSIVE LOSS	$(12,982)	$(2,669)

(1) Amounts for postretirement plans reclassified from accumulated other comprehensive income to net loss were included in selling and administrative expenses in the Company's Consolidated Statements of Operations.

See accompanying notes to the consolidated financial statements.
Table of Contents    33

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended
	December 28, 2024	December 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(12,210)	$(1,952)
Loss from discontinued operations	(790)	(766)
Net loss	(13,000)	(2,718)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,542	7,331
Net gain loss on property, plant and equipment disposals	(24)	(8,198)
Impairment of assets	238	—
Stock-based compensation expense	494	687
Expense for expected credit losses	194	31
Net gain on extinguishment of debt	—	(419)
Changes in operating assets and liabilities:
Receivables	167	1,094
Inventories	9,359	7,488
Prepaid and other current assets	(20)	(1,987)
Accounts payable and accrued expenses	(618)	(506)
Other operating assets and liabilities	(496)	645
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,626	4,214
NET CASH USED IN OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	(394)	(1,595)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	60	16,055
Purchase of property, plant and equipment	(2,094)	(980)
Joint venture capital distributions	43	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,991)	15,075
NET CASH PROVIDED BY INVESTING ACTIVITIES - DISCONTINUED OPERATIONS	—	8

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on revolving credit facility	2,381	(4,175)
Payments on notes payable - buildings and other term loans	(1,915)	(11,424)
Borrowings on notes payable - other	1,453	1,542
Payments on notes payable - other	(2,591)	(2,364)
Payments on finance leases	(70)	(256)
Change in outstanding checks in excess of cash	26	(1,266)
Repurchases of Common Stock	(585)	(43)
NET CASH USED IN FINANCING ACTIVITIES	(1,301)	(17,986)
DECREASE IN CASH AND CASH EQUIVALENTS	(60)	(284)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	79	363
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19	$79

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$6,195	$7,020
Income taxes paid, net of (tax refunds)	94	(786)
Right-of-use assets obtained in exchange for new operating lease	411	10,765
Equipment purchased under finance leases	395	133
Commission accrued on sale of building	—	433
Deposits utilized on purchased equipment, net	6,530	—
See accompanying notes to the consolidated financial statements.
Table of Contents    34

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands, except share data)

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2022	$43,360	$3,388	$158,331	$(173,784)	$219	$31,514
Repurchases of Common Stock - 55,994 shares	(168)	—	125	—	—	(43)
Restricted stock grants issued - 55,000 shares	165	—	(165)	—	—	—
Restricted stock grants forfeited - 51,220 shares	(154)	—	107	—	—	(47)
Class B converted into Common Stock- 8,029 shares	25	(25)	—	—	—	—
Stock-based compensation expense	—	—	734	—	—	734
Net loss	—	—	—	(2,718)	—	(2,718)
Cumulative effect of CECL adoption	—	—	—	(198)	—	(198)
Other comprehensive income	—	—	—	—	49	49
Balance at December 30, 2023	$43,228	$3,363	$159,132	$(176,700)	$268	$29,291
Common Stock issued - 37,501 shares	113	—	(113)	—	—	—
Repurchases of Common Stock - 732,888 shares	(2,199)	—	1,614	—	—	(585)
Restricted stock grants issued - 443,537 shares	928	403	(1,331)	—	—	—
Restricted stock grants forfeited - 31,812 shares	(96)	—	96	—	—	—
Class B converted into Common Stock - 5,980 shares	18	(18)	—	—	—	—
Stock-based compensation expense	—	—	494	—	—	494
Net loss	—	—	—	(13,000)	—	(13,000)
Other comprehensive income	—	—	—	—	18	18
Balance at December 28, 2024	$41,992	$3,748	$159,892	$(189,700)	$286	$16,218

See accompanying notes to the consolidated financial statements.

Table of Contents    35

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

Basis of Presentation

The Consolidated Financial Statements include the accounts of The Dixie Group, Inc. and its wholly-owned subsidiaries (the "Company") and have been prepared in accordance with U.S. GAAP on the going concern basis of accounting, which assumes the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. All intercompany balances and transactions have been eliminated in consolidation.

Unless specifically noted otherwise, footnote disclosures reflect the results of continuing operations only. The results of discontinued operations are presented in Note 20.

Going Concern

In connection with preparing consolidated financial statements, the Company is required to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Substantial doubt exists when conditions and events, considered in aggregate, indicate that it is probable that the Company will be unable to meet its obligations as they become due within one year after the date that the consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans and actions that have not been fully implemented as of the date that the financial statements are issued.

The assessment of the liquidity and going concern requires the Company to make estimates of future activity and judgments about whether the Company will be compliant with financial covenant calculations under its debt and other agreements and has adequate liquidity to operate. The Company has sustained net losses for the years ended December 28, 2024 and December 30, 2023. Also as described in Note 9, the Company had $50,000 of outstanding indebtedness under its senior credit facility as of December 28, 2024 which matures on October 30, 2025. As of the date of these financial statements, the Company’s existing cash and cash equivalents were not sufficient to satisfy this debt in whole and meet the Company’s operating needs for at least one year after the issuance of these financial statements. Subsequent to the reporting date, the Company refinanced the senior credit facility. On February 25, 2025, the Company entered into a new three-year $75,000 senior secured credit facility with MidCap Financial IV Trust. This new facility requires compliance with financial covenants on a monthly basis - See Note 22 for additional information regarding the debt refinancing.

In the current period, the Company was not in compliance with certain financial covenants and obtained appropriate waivers. The Company's current forecast projects the Company may not be able to maintain compliance with certain of its financial covenants under its credit agreements in the next twelve months. Management's plans include implementing cost reductions to improve gross margins and the results of operations, pursuing potentially additional financing for certain assets, and obtaining waivers from lenders. While the Company has been able to obtain waivers in the past for such violations, it cannot be assured that such waivers will be obtained in the future.

These conditions raise substantial doubt about the ability of the Company to continue as a going concern within one year after the date that the financial statements are issued. The Company’s consolidated financial statements do not include adjustments, if any, that may arise from the outcome of this uncertainty.

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

The Company determined that the entity is a VIE and the Company's arrangement represents a variable interest in the entity. The Company has determined that the governance and operating structures of this VIE do not allow it to direct the activities that would significantly affect the Entity's economic performance. In addition, the Company does not have an obligation to absorb losses of the Entity. Therefore, the Company is not the primary beneficiary, and the results of operations and financial position of this VIE are not included in the Company's consolidated condensed financial statements. The Company believes its maximum exposure of this unconsolidated VIE is the current carrying value of the equipment at the Entity's location. The carrying value and maximum exposure of this unconsolidated VIE was $7,409 as of December 28, 2024, and is included within property, plant and equipment, net on the Company’s consolidated condensed balance sheets. Any additional potential losses cannot be determined.

Nasdaq Delisting Notification or Failure to Satisfy a Continued Listing Rule or Standard

Effective at the opening of business on October 3, 2024, the Company's Common Stock was suspended and delisted from Nasdaq and began trading on the Over-the-Counter Market pink sheets under the stock symbol DXYN. Effective October 4, 2024, the Company was upgraded to the Over-the-Counter OTCQB Market ("the OTCQB") trading under the same symbol DXYN. On February 12, 2025, Nasdaq filed a Form 25 with the SEC notifying the SEC of Nasdaq's determination to remove the Company's securities from listing on Nasdaq. The delisting was effective February 21, 2025.

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

Fiscal Year

The Company ends its fiscal year on the last Saturday of December. All references herein to "2024" and "2023" mean the fiscal years ended December 28, 2024 and December 30, 2023 respectively. Both fiscal year 2024 and fiscal 2023 contained 52 weeks.

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

Receivables and Allowance for Expected Credit Losses

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

Variable consideration is estimated at the most likely amount using a portfolio approach that is expected to be earned. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Estimates of variable consideration are estimated based upon historical experience and known trends.

Advertising Costs

The Company engages in promotional and advertising programs. Expenses relating to these programs are charged to results of operations during the period of the related benefits. These arrangements do not require significant estimates of costs. Costs related to cooperative advertising programs are normally recorded as selling and administrative expenses when the Company can reasonably identify the benefit associated with the program and can reasonably estimate that the fair value of the benefit is equal to or greater than its cost. The amount of advertising and promotion expenses included in selling and administrative expenses was not significant for the years 2024 and 2023.

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

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances reporting requirements under Topic 280. The enhanced disclosure requirements include: title and position of the Chief Operating Decision Maker ("CODM"), significant segment expenses provided to the CODM, extending certain annual disclosures to interim periods, clarifying single reportable segment entities must apply ASC 280 in its entirety, and permitting more than one measure of segment profit or loss to be reported under certain circumstances. This change is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. This change will apply retrospectively to all periods presented. The adoption of this ASU did not have a material impact on its financial statements (See Note 21).

Accounting Standards Yet to Be Adopted

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The new guidance requires consistent categorization and greater disaggregation of information in the rate reconciliation, as well as further disaggregation of income taxes paid. This change is effective for annual periods beginning after December 15, 2024. This change will apply on a prospective basis to annual financial statements for periods beginning after the effective date. However, retrospective application in all prior periods presented is permitted. The Company does not expect the adoption of this ASU to have a material impact on its financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosures about certain categories of expenses (including purchases of inventory, employee compensation, depreciation and intangible asset amortization) that are included in the expense captions presented on the face of the income statement, as well as disclosures about selling expenses. This new guidance is intended to provide investors with more detailed expense information in order to better understand an entity's cost structure and forecast future cash flows. This ASU is effective for annual reporting periods
Table of Contents    40

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027 on a prospective basis. Early adoption and retrospective application is permitted. The Company is currently evaluating the impact of the new guidance on its financial statements and related disclosures.

NOTE 3 - REVENUE

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue by end-user markets:

	2024	2023
Residential floorcovering products	$261,108	$272,210
Other services	3,918	4,133
Total net sales	$265,026	$276,343

Residential floorcovering products. Residential floorcovering products include broadloom carpet, rugs, luxury vinyl flooring and engineered hardwood. These products are sold into the designer, retailer, mass merchant and builder markets.

Other services. Other services include carpet yarn processing and carpet dyeing services.

Contract Balances

Other than receivables that represent an unconditional right to consideration, which are presented separately (See Note 4), the Company does not recognize any contract assets which give conditional rights to receive consideration, as the Company does not incur costs to obtain customer contracts that are recoverable. The Company may receive cash payments from customers in advance of the Company’s performance for limited production run orders resulting in contract liabilities. These contract liabilities are classified in accrued expenses in the Consolidated Balance Sheets based on the timing of when the Company expects to recognize revenue, which is typically less than a year. The net decrease or increase in the contract liabilities is primarily driven by order activity for limited runs requiring deposits offset by the recognition of revenue and application of deposit on the receivables ledger for such activity during the period. The activity in the advanced deposits for continuing operations are as follows:

	2024	2023
Beginning contract liability	$966	$1,055
Revenue recognized from contract liabilities included in the beginning balance	(808)	(881)
Increases due to cash received, net of amounts recognized in revenue during the period	570	792
Ending contract liability	$728	$966

NOTE 4 - RECEIVABLES, NET

Receivables are summarized as follows:

	2024	2023
Customers, trade	$22,195	$22,461
Other receivables	1,584	1,665
Gross receivables	23,779	24,126
Less: allowance for expected credit losses (1)	(454)	(440)
Receivables, net	$23,325	$23,686

(1)The Company recognized an expense to the provision for the expected credit losses of $194 and $31 and recognized write-offs, net of recoveries of $180 and $90 in 2024 and 2023, respectively.

Table of Contents    41

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

NOTE 5 - INVENTORIES, NET

Inventories are summarized as follows:

	2024	2023
Raw materials	$22,093	$24,368
Work-in-process	11,587	12,275
Finished goods	54,631	60,553
Supplies and other	94	112
LIFO reserve	(21,553)	(21,097)
Inventories, net	$66,852	$76,211

Reduction of inventory quantities in 2024 and 2023 resulted in liquidations of LIFO inventories carried at prevailing costs established in prior years and decreased cost of sales by $494 and $1,145 in 2024 and 2023, respectively.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	2024	2023
Land and improvements	$3,434	$3,402
Buildings and improvements	41,619	41,484
Machinery and equipment	163,839	155,312
Assets under construction	327	574
	209,219	200,772
Accumulated depreciation	(175,472)	(169,404)
Property, plant and equipment, net	$33,747	$31,368

Depreciation of property, plant and equipment, including amounts for finance leases, totaled $6,366 in 2024 and $7,122 in 2023.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	2024	2023
Compensation and benefits (1)	$4,418	$5,720
Provision for customer rebates, claims and allowances	6,921	6,199
Advanced customer deposits	728	966
Outstanding checks in excess of cash	470	444
Other	2,520	3,269
Accrued expenses	$15,057	$16,598

(1)Includes a liability related to the Company's self-insured Workers' Compensation program.  This program is collateralized by letters of credit in the aggregate amount of $3,252. The Company has other letters of credit outstanding totaling $852.

Table of Contents    42

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

NOTE 8 - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products. Product warranty reserves are included in accrued expenses in the Company's Consolidated Balance Sheets. The following is a summary of the Company's product warranty activity for continuing operations:

	2024	2023
Product warranty reserve at beginning of period	$735	$942
Warranty liabilities accrued	624	716
Warranty liabilities settled	(761)	(923)
Product warranty reserve at end of period	$598	$735

NOTE 9 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	2024	2023
Revolving credit facility	$50,000	$47,619
Term loans	21,960	23,875
Notes payable - other	11,163	12,300
Finance lease obligations	456	131
Deferred financing costs, net	(1,231)	(1,405)
Total debt	82,348	82,520
Less: current portion of long-term debt	53,818	4,230
Long-term debt	$28,530	$78,290

Revolving Credit Facility

On October 30, 2020, the Company entered into a $75,000 Senior Secured Revolving Credit Facility with Fifth Third Bank National Association as lender. The loan is secured by a first priority security interest on all accounts receivable, cash, and inventory, and provides for borrowing limited by certain percentages of values of the accounts receivable and inventory. The revolving credit facility matures on October 30, 2025 and has been classified as a current liability.

At the Company's election, advances of the revolving credit facility bear interest at annual rates equal to either (a) SOFR (plus a 0.10% SOFR adjustment) for 1 or 3 month periods, as defined with a floor of 0.75% or published SOFR, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate plus an applicable margin ranging between 0.50% and 1.00%. The applicable margin is determined based on availability under the revolving credit facility with margins increasing as availability decreases. The applicable margin can be increased by 0.50% if the fixed charge coverage ratio is below a 1.10 to 1.00 ratio. As of December 28, 2024, the applicable margin on the Company's revolving credit facility was 2.50% for SOFR and 1.50% for Prime due to the fixed charge coverage ratio being below 1.10 to 1.00. The Company pays an unused line fee on the average amount by which the aggregate commitments exceed utilization of the revolving credit facility equal to 0.25% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 7.18% at December 28, 2024 and 8.15% for December 30, 2023.

The agreement is subject to customary terms and conditions and annual administrative fees with pricing varying on excess availability and a fixed charge coverage ratio. The agreement is also subject to certain compliance, affirmative, and financial covenants including the restriction on payment of dividends. The Company is only subject to the financial covenants if borrowing availability is less than $8,006, which is equal to 12.5% of the lesser of the total loan availability of $75,000 or total collateral available, and remains until the availability is greater than 12.5% for thirty consecutive days.

On February 25, 2025, the Company entered into a new $75,000 Senior Secured Revolving Credit Facility with MidCap Financial IV Trust to replace its $75,000 Senior Secured Revolving Credit Facility with Fifth Third Bank, National Association (See Note 22). The revolving credit facility requires a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce the balance outstanding. This arrangement, combined with the existence of a “subjective acceleration clause” (as defined by U.S. GAAP) in the revolving credit facility, requires the balance on the revolving credit facility to be classified as a current liability. The “subjective acceleration clause” allows the lender to declare an event of default if there is a material adverse change in the Company's business or financial condition. Upon the occurrence of an event of default, the lender may, among other things, declare all obligations payable in full.
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

On September 15, 2023, the Company modified a note payable on equipment which had previously been recorded as a failed sale and leaseback. The note payable bore interest at fixed interest rate of 7.84% and matured on December 1, 2024. In 2023, the Company recognized a gain of $625 related to an extinguishment of debt on the note payable.

The Company's other financing notes have terms up to 1 year, bear interest ranging from 6.50% to 6.75% and are due in monthly installments through their maturity dates. The Company's other notes do not contain any financial covenants.

Finance Lease Obligations

The Company's financed lease obligations are due in monthly installments through their maturity dates. The Company's finance lease obligations are secured by the specific equipment leased.

Table of Contents    44

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

Debt Maturities

Maturities of long-term debt for periods following December 28, 2024 are as follows:

	Long-Term Debt	Finance Leases (See Note 10)	Total

2025	$53,676	$142	$53,818
2026	2,657	160	2,817
2027	2,837	136	2,973
2028	3,221	18	3,239
2029	3,196	—	3,196
Thereafter	17,536	—	17,536
Total maturities of long-term debt	$83,123	$456	$83,579
Deferred financing costs, net	(1,231)	—	(1,231)
Total long-term debt	$81,892	$456	$82,348

NOTE 10 - LEASES

Leases as Lessee

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	2024	2023
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$25,368	$28,962

Current portion of operating lease liabilities	Current portion of operating lease liabilities	$3,804	$3,654
Noncurrent portion of operating lease liabilities	Operating lease liabilities	22,295	25,907
Total operating lease liabilities		$26,099	$29,561

Finance Leases:
Finance lease right-of-use assets	Property, plant, and equipment, net	$498	$138

Current portion of finance lease liabilities	Current portion of long-term debt	$142	$29
Noncurrent portion of finance lease liabilities	Long-term debt	314	102
Total financing lease liabilities		$456	$131

Lease cost recognized in the consolidated financial statements is summarized as follows:

	2024	2023
Operating lease cost	$5,803	$4,115

Finance lease cost:
Amortization of lease assets	$54	$174
Interest on lease liabilities	14	10
Total finance lease costs	$68	$184

Table of Contents    45

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

Other supplemental information related to leases is summarized as follows:

	2024	2023
Weighted average remaining lease term (in years):
Operating leases	6.35	7.25
Finance leases	2.96	4.51

Weighted average discount rate:
Operating leases	6.82%	6.81%
Finance leases	5.58%	6.65%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,789	$4,080
Operating cash flows from finance leases	14	10
Financing cash flows from finance leases	70	256

The following table summarizes the Company's undiscounted future minimum lease payments under non-cancellable contractual obligations for operating and financing lease liabilities as of year end:

Fiscal Year	Operating Leases	Finance Leases
2025	$5,473	$162
2026	5,188	174
2027	5,358	141
2028	5,334	19
2029	4,679	—
Thereafter	6,670	—
Total future minimum lease payments (undiscounted)	32,702	496
Less: Present value discount	(6,603)	(40)
Total lease liability	$26,099	$456

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

Leases as Lessor

The Company leases or subleases certain excess space in its facilities to third parties, which are included as fixed assets. The leases are accounted for as operating leases and the lease or sublease income is included in other operating (income) expense, net. The Company recognizes lease income on a straight-line basis as collectability is probable, including any escalation or lease incentives, as applicable, and the Company continues to recognize the underlying asset which is included in property, plant and equipment, net on the Company's consolidated balance sheets The leases do not have any residual value guarantees. The Company has elected the practical expedient to combine all non-lease components as a combined component. The nature of the Company’s sublease agreements do not provide for variable lease payments or options to purchase.

Table of Contents    46

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

Lease income and sublease income related to fixed lease payments is recognized in other operating (income) expense, net in the in the consolidated statements of operations because they are not ordinary activities of the Company and is summarized as follows:

	2024	2023
Operating lease income	$1,879	$705

The following table summarizes the Company's undiscounted lease payments to be received under operating leases including amounts to be paid by the Company to the head lessor for the next five years and thereafter as of 2024:

Fiscal Year	Gross Lease Payments	Payments to Head Lessor	Net Lease Payments
2025	$2,364	$421	$1,943
2026	$2,411	$430	$1,981
2027	$2,460	$438	$2,022
2028	$2,509	$447	$2,062
2029	$2,311	$456	$1,855
Thereafter	$11,832	$2,273	$9,559
Total	$23,887	$4,465	$19,422

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

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	2024		2023
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$19	$19	$79	$79
Financial liabilities:
Long-term debt, including current portion	81,892	73,249	82,389	79,225
Finance leases, including current portion	456	434	131	130

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

NOTE 12 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers a significant portion, or approximately 98% of the Company's associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $335 in 2024 and $652 in 2023.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers those associates at one facility who are under a collective-bargaining agreement, or approximately 2% of the Company's associates. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $5 in 2024 and $11 in 2023.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations for continuing operations owed to participants under this plan were $16,411 at December 28, 2024 and $14,289 at December 30, 2023 and are included in other long-term liabilities in the Company's Consolidated Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies for continuing operations was $16,537 at December 28, 2024 and $14,836 at December 30, 2023 and is included in other assets in the Company's Consolidated Balance Sheets.

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

The Company's participation in the multi-employer pension plan for 2024 is provided in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number (EIN) and the three digit plan number. The most recent Pension Protection Act (PPA) zone status available in 2024 and 2023 is for the plan's year-end at 2023 and 2022, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates a plan for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented (1)	Contributions (2)			Surcharge Imposed (1)	Expiration Date of Collective-Bargaining Agreement
		2024	2023		2024	2023	2022
The Pension Plan of the National Retirement Fund	13-6130178 - 001	Red	Red	Implemented	$26	$23	$151	Yes	6/6/2026

(1) The collective-bargaining agreement requires the Company to contribute to the plan at the rate of $0.47 per compensated hour for each covered employee. The Company will make additional contributions, as mandated by law, in accordance with the fund's 2010 Rehabilitation Plan which required a surcharge equal to $0.03 per hour (from $0.47 to $0.50) effective June 1, 2014 to May 31, 2015, a surcharge equal to $0.03 per hour (from $0.50 to $0.53) effective June 1, 2015 to May 31, 2016, a surcharge equal to $0.02 per hour (from $0.53 to $0.55) effective June 1, 2016 to May 31, 2017, a surcharge equal to $0.03 per hour (from $0.55 to $0.58) effective June 1, 2017 to May 31, 2018, a surcharge equal to $0.02 per hour (from $0.58 to $0.60) effective June 1, 2018 to May 31, 2019, a surcharge equal to $0.03 per hour (from $0.60 to $0.63) effective June 1, 2019 to May 31, 2020, a surcharge equal to $0.03 per hour (from $0.63 to $0.66) effective June 1, 2020 to May 31, 2021, a surcharge equal to $0.03 per hour (from $0.66 to $0.69) effective June 1, 2021 to May 31, 2022, a surcharge equal to $0.03 per hour (from $0.69 to $0.72) effective June 1, 2022 to May 31, 2023, a surcharge equal to $0.03 per hour (from $0.72 to $0.75) effective June 1, 2023 to May 31, 2024 and a surcharge equal to $0.03 per hour (from $0.75 to $0.78) effective June 1, 2024 to May 31, 2025. Based upon current employment and benefit levels, the Company's contributions to the multi-employer pension plan are expected to be approximately $28 for 2025.
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

Information about the benefit obligation and funded status of the Company's postretirement benefit plan is summarized as follows:

	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$324	$379
Service cost	1	5
Interest cost	13	16
Actuarial gain	(52)	(75)
Benefits paid	(1)	(1)
Benefit obligation at end of year	285	324

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	1	1
Benefits paid	(1)	(1)
Fair value of plan assets at end of year	—	—

Unfunded amount	$(285)	$(324)

The balance sheet classification of the Company's liability for the postretirement benefit plan is included in discontinued operations and is summarized as follows:

	2024	2023
Current liabilities of discontinued operations	$22	$23
Long-term liabilities of discontinued operations	263	301
Total liability	$285	$324

Benefits expected to be paid on behalf of associates for the postretirement benefit plan during the period 2025 through 2034 are summarized as follows:

Years	Postretirement Plan
2025	$22
2026	20
2027	19
2028	18
2029	18
2030-34	85

Assumptions used to determine the benefit obligation of the Company's postretirement benefit plan are summarized as follows:

	2024	2023
Weighted-average assumptions as of year-end:
Discount rate (benefit obligation)	4.00%	4.00%

Table of Contents    49

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

Components of net periodic benefit cost (credit) for the postretirement plan are summarized as follows:

	2024	2023
Service cost	$1	$5
Interest cost	13	16
Recognized net actuarial gains	(34)	(26)
Net periodic benefit cost (credit)	$(20)	$(5)

Pre-tax amounts included in accumulated other comprehensive income for the Company's postretirement benefit plan at 2024 are summarized as follows:

	Postretirement Benefit Plan
	Balance at 2024	2025 Expected Amortization
Unrecognized actuarial gains	$387	$19
Totals	$387	$19

NOTE 13 - INCOME TAXES

The provision (benefit) for income taxes on income (loss) from continuing operations consists of the following:

	2024	2023
Current
Federal	$(51)	$208
State	22	6
Total current	(29)	214

Deferred
Federal	—	—
State	—	—
Total deferred	—	—
Income tax provision (benefit)	$(29)	$214

Table of Contents    50

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

Differences between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income (loss) from continuing operations before taxes are summarized as follows:

	2024	2023
Federal statutory rate	21%	21%
Statutory rate applied to loss from continuing operations before taxes	$(2,570)	$(365)
Plus state income taxes, net of federal tax effect	17	5
Total statutory provision (benefit)	(2,553)	(360)
Effect of differences:
Nondeductible meals and entertainment	38	31
Executive compensation limitation	24	—
Federal tax credits	(220)	(343)
State tax credits	(22)	(74)
Reserve for uncertain tax positions	5	37
Change in valuation allowance	2,573	797
Stock-based compensation	125	105
Other items	1	21
Income tax provision (benefit)	$(29)	$214

The Company has a full valuation allowance against its deferred tax assets. The Company intends to maintain this position until there is sufficient evidence to support the reversal of all or some portion of these allowances. The Company also has certain assets with indefinite lives for which the basis is different for book and tax. In accordance with ASC 740-10-30-18, the deferred tax liability related to these intangible assets cannot be used to offset deferred tax assets when determining the amount of the valuation allowance for deferred tax assets which are not more-likely-than-not to be realized. The result is that the Company is in a net deferred tax liability position of $91 at December 28, 2024 and December 30, 2023, which is recorded in other long-term liabilities in the Company's Consolidated Balance Sheets.

Due to its full valuation allowance against its deferred tax balances, the Company is only able to recognize refundable credits and a small amount of federal and state taxes in the tax provision (benefit) for 2024 and 2023.

Significant components of the Company's deferred tax assets and liabilities are as follows:

	2024	2023
Deferred tax assets:
Inventories	$1,916	$1,649
Retirement benefits	436	322
State net operating losses	3,502	4,014
Federal net operating losses	6,309	2,840
State tax credit carryforwards	—	1,669
Federal tax credit carryforwards	4,778	4,579
Allowances for bad debts, claims and discounts	1,806	1,663
Other	8,597	7,246
Total deferred tax assets	27,344	23,982
Valuation allowance	(24,737)	(20,961)
Net deferred tax assets	2,607	3,021

Deferred tax liabilities:
Property, plant and equipment	2,698	3,112
Total deferred tax liabilities	2,698	3,112

Net deferred tax liability	$(91)	$(91)

Table of Contents    51

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

At December 28, 2024, the Company had approximately $30,045 of federal net operating loss carryforwards and approximately $63,275 of state net operating loss carryforwards available from both continuing and discontinued operations. In addition, $4,778 of federal tax credit carryforwards were available to the Company. The federal tax credit carryforwards will expire between 2030 and 2045. The federal net operating loss carryforwards have no expiration date. The state net operating loss carryforwards will expire between 2024 and 2044. A valuation allowance is recorded to reflect the estimated amount of deferred tax assets attributable to continuing operations that are estimated not to be realizable based on the available evidence. At December 28, 2024, the Company is in a net deferred tax liability position of $91 which is included in other long-term liabilities in the Company's Consolidated Balance Sheets.

Beginning in 2022, the Tax Cuts and Jobs Act (the "TCJA") amended Section 174 to eliminate current year deductibility of research and experimentation ("R&E") expenditures and software development costs (collectively, "R&E expenditures") and instead requires taxpayers to charge their R&E expenditures to a capital account amortized over 5 years. For the 2024 and 2023 tax years, the Company capitalized $4,282 and $4,642 of research and development expenses respectively.

Tax Uncertainties

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of December 28, 2024 or December 30, 2023.

The following is a summary of the change in the Company's unrecognized tax benefits:

	2024	2023
Balance at beginning of year	$555	$518
Additions based on tax positions taken during a current period	5	37
Balance at end of year	$560	$555

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

Repurchases of Common Stock

On May 1, 2024, the Company's Board of Directors approved the repurchase of up to $2,800 of the Company's Common Stock. The repurchases were made pursuant to that authorization, and under a plan restructured to mee the requirements of Rule 10b-5-1 of the Securities and Exchange Act ("Plan"). The Company repurchased 676,071 shares under the Plan at a cost of $549 in 2024. The Plan was terminated on August 22, 2024. In addition, during fiscal 2024, 56,817 shares were withheld from employees in lieu of cash payments for withholding taxes due for a total amount of $35 pursuant to the terms of the applicable incentive plans.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

Common stock and unvested share-based payment awards earn dividends equally. All earnings were undistributed in all periods presented.

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	2024	2023
Basic earnings (loss) per share:
Loss from continuing operations	$(12,210)	$(1,952)
Less: Allocation of earnings to participating securities	—	—
Loss from continuing operations available to common shareholders - basic	$(12,210)	$(1,952)
Basic weighted-average shares outstanding (1)	14,639	14,783
Basic earnings (loss) per share - continuing operations	$(0.83)	$(0.13)

Diluted earnings (loss) per share:
Loss from continuing operations available to common shareholders - basic	$(12,210)	$(1,952)
Add: Undistributed earnings reallocated to unvested shareholders	—	—
Loss from continuing operations available to common shareholders - basic	$(12,210)	$(1,952)
Basic weighted-average shares outstanding (1)	14,639	14,783
Effect of dilutive securities:
Stock options (2)	—	—
Directors' stock performance units (2)	—	—
Diluted weighted-average shares outstanding (1)(2)	14,639	14,783
Diluted earnings (loss) per share - continuing operations	$(0.83)	$(0.13)

(1)Includes Common and Class B Common shares, excluding 880 and 706 unvested participating securities, in thousands, for 2024 and 2023, respectively.
(2)Shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded to the extent they are anti-dilutive. Aggregate shares, in thousands, excluded were 474 in 2024 and 549 in 2023.

NOTE 15 - STOCK PLANS AND STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Statements of Operations. The Company's stock compensation expense was $494 in 2024 and $687 in 2023.

Omnibus Equity Incentive Plan

On May 4, 2022, the Company's shareholders' approved and adopted the Company's Omnibus Equity Incentive Plan (the "Omnibus Equity Incentive Plan" or the "2022 Plan") which provides for the issuance of a maximum of 1,300,000 shares of Common Stock and/or Class B Common Stock for the grant of options, and/or other stock-based or stock-denominated awards to employees, officers, directors and agents of the Company and its participating subsidiaries. There are 394,649 shares remaining under the 2022 Plan.

2016 Incentive Compensation Plan

On May 3, 2016, the Company's shareholders' approved and adopted the Company's 2016 Incentive Compensation Plan (the "2016 Incentive Compensation Plan") which provided for the issuance of a maximum of 800,000 shares of Common Stock and/or Class B Common Stock for the grant of options, and/or other stock-based or stock-denominated awards to employees, officers, directors, and agents of the Company and its participating subsidiaries. The 2016 Incentive Compensation Plan and the allocation of shares thereunder superseded and replaced The Dixie Group, Inc. Stock Awards Plan, as amended (the "2006 Plan") and the allocation of shares thereunder. Awards previously granted under the 2006 Plan continue to be governed by the terms of that plan and are not affected by its termination. On May 6, 2020, the board approved an amendment of the Company's 2016 Incentive Compensation Plan to increase the original number of shares by an additional 500,000. There are 224,351 shares remaining under the 2016 Incentive Plan due to forfeiture or cancellation of unvested awards outstanding under that plan.

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

Restricted stock activity for the two years ended are summarized as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2022	943,706	$3.14
Granted	55,000	0.69
Vested	(241,211)	2.89
Forfeited	(51,220)	2.62
Outstanding at December 30, 2023	706,275	$3.07
Granted	443,537	0.60
Vested	(237,557)	2.41
Forfeited	(31,812)	1.92
Outstanding at December 28, 2024	880,443	$2.05

As of December 28, 2024, unrecognized compensation cost related to unvested restricted stock was $868. That cost is expected to be recognized over a weighted-average period of 7.0 years. The total fair value of shares vested was approximately $147 and $197 during 2024 and 2023, respectively.

Stock Performance Units

Prior to 2021, the Company's non-employee directors received an annual retainer of $18 in cash and $18 in value of Stock Performance Units (subject to a $5.00 minimum per unit). If market value at the date of the grants was above $5.00 per share; there was no reduction in the number of units issued. However, if the market value at the date of the grants was below $5.00, units would be reduced to reflect the $5.00 per share minimum. Upon retirement, the Company will issue the number of shares of Common Stock equivalent to the number of Stock Performance Units held by non-employee directors at that time. As of December 28, 2024, there were 92,819 Stock Performance Units were outstanding under this plan. As of December 28, 2024, there was no unrecognized compensation cost related to Stock Performance Units.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

The following weighted-average assumptions were used to estimate the fair value of stock options granted during the years ended 2024 and 2023.

	2024	2023
Risk-free interest rate	—%	3.80%
Expected volatility	—%	97.96%
Expected dividends	—%	—%
Expected life of options	0 years	5 years

Option activity for the two years ended is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Fair Value of Options Granted During the Year
Outstanding at December 31, 2022	—	$—	0.00	$—
Granted	444,000	1.00	—	0.42
Expired	(25,000)	1.00	—	—
Outstanding at December 30, 2023	419,000	1.00	4.40	—
Granted	—	—	—	—
Forfeited	(38,000)	1.00	—	—
Outstanding at December 28, 2024	381,000	$1.00	3.40	$—

Options exercisable at December 28, 2024	—	$—	—	$—

At December 28, 2024, there was no intrinsic value of outstanding stock options and no intrinsic value of exercisable stock options. At December 28, 2024, there was $32 unrecognized compensation expense related to unvested stock options and is expected to be recognized over a weighted-average period of 0.4 years.

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive income, net of tax, are as follows:

	Post-Retirement Liabilities	Total
Balance at December 31, 2022	$219	$219
Unrecognized net actuarial gain on postretirement benefit plans, net of tax of $0	75	75
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $0	(26)	(26)
Balance at December 30, 2023	$268	$268
Unrecognized net actuarial gain on postretirement benefit plans, net of tax of $0	52	52
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $0	(34)	(34)
Balance at December 28, 2024	$286	$286

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Commitments

The Company had purchase commitments of $371 at December 28, 2024, primarily related to machinery and equipment. The Company enters into fixed-price contracts with suppliers to purchase natural gas to support certain manufacturing processes. The Company had contract purchases of $743 in 2024 and $441 in 2023. At December 28, 2024, the Company has commitments to purchase natural gas of $717 for 2025 and $124 for 2026.

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

On February 14, 2025, the Company was sued along with 15 other named defendants in a matter styled: Stephens v the Dixie Group, Inc. et al. In the Superior Court of Gordon County, Georgia, case no 25CV7507. The case seeks unspecified monetary and other damages alleged to have been suffered by plaintiffs as landowners by the discharge of PFOA, PFOS and related chemicals in proximity to or directly adjacent to their property. The Company intends to file an answer to the complaint, denying liability, and to vigorously defend the matter.

Table of Contents    56

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

NOTE 18 - OTHER (INCOME) EXPENSE, NET

Other operating (income) expense, net is summarized as follows:

	2024	2023
Other operating (income) expense, net:
Lease income	$(1,879)	$(705)
Lease expense	1,992	—
Insurance proceeds	(161)	(616)
Loss on property, plant and equipment disposals	(24)	2
Gain on sale of building	—	(8,198)
Loss on currency exchanges	136	36
Retirement expenses	148	195
Miscellaneous (income) expense	(12)	114
Other operating (income) expense, net	$200	$(9,172)

Beginning in fiscal 2024, the Company began to allocate direct expenses associated with the leases to lease expenses in other operating (income) expense. The 2023 insurance proceeds includes reimbursement for claims filed for building flood in 2023 and cyber event from 2021.

Other income, net is summarized as follows:

	2024	2023
Other income, net:
Gain on extinguishment of debt, net	$—	$(419)
Miscellaneous income	(7)	(12)
Other income, net	$(7)	$(431)

NOTE 19 - FACILITY CONSOLIDATION AND SEVERANCE EXPENSES, NET

2022 Consolidation of East Coast Manufacturing Plan
During 2022, the Company implemented a plan to consolidate its East Coast manufacturing in order to reduce its manufacturing costs. Under this plan, the Company will consolidate its East Coast tufting operations into one plant in North Georgia and relocate the distribution of luxury vinyl flooring from its Saraland, Alabama facility to its Atmore, Alabama facility. Costs for the plan will include machinery and equipment relocation, inventory relocation, staff reductions and unabsorbed fixed costs during conversion of the Atmore facility. Costs related to the facility consolidation plan is summarized as follows:

					As of December 28, 2024
	Accrued Balance at December 30, 2023	2024 Expenses (1)	2024 Cash Payments	Accrued Balance at December 28, 2024	Total Costs Incurred to Date	Total Expected Costs
Consolidation of East Coast Manufacturing Plan	$36	$418	$454	$—	$8,133	$8,460

Asset Impairments/Non-cash items	$—	$909	$—	$—	$2,626	$2,912

	Accrued Balance at December 31, 2022	2023 Expenses (1)	2023 Cash Payments	Accrued Balance at December 30, 2023
Consolidation of East Coast Manufacturing Plan	$1,011	$2,886	$3,861	$36

Asset Impairments/Non-cash items	$—	$981	$—	$—

Table of Contents    57

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

NOTE 20 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	2024	2023
Workers' compensation costs from former textile operations	$(94)	$(87)
Environmental remediation costs from former textile operations	—	(49)
Commercial business operations	(696)	(718)
Loss from discontinued operations, before taxes	$(790)	$(854)
Income tax benefit	—	(88)
Loss from discontinued operations, net of tax	$(790)	$(766)

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

Environmental remediation costs from former textile operations

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $2,174 as of December 28, 2024 and $2,205 as of December 30, 2023. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from the Company's estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

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

The Company reclassified the following assets and liabilities for discontinued operations in the accompanying Consolidated Balance Sheets:

	2024	2023
Current Assets of Discontinued Operations:
Receivables, net	$—	$158
Inventories, net	—	107
Current Assets Held for Discontinued Operations	$—	$265

Long Term Assets of Discontinued Operations:
Property, plant and equipment, net	$—	$176
Other assets	1,064	1,138
Long Term Assets Held for Discontinued Operations	$1,064	$1,314

Current Liabilities of Discontinued Operations:
Accounts payable	$121	$128
Accrued expenses	1,035	1,009
Current Liabilities Held for Discontinued Operations	$1,156	$1,137

Long Term Liabilities of Discontinued Operations:
Other long term liabilities	$3,398	$3,536
Long Term Liabilities Held for Discontinued Operations	$3,398	$3,536

For the twelve months ended December 28, 2024 and December 30, 2023, the Company reclassified the following operations of the Commercial business included in discontinued operations in the accompanying Consolidated Statements of Operations:

	2024	2023
Net sales	$—	$199
Cost of sales	554	624
Gross profit (loss)	(554)	(425)

Selling and administrative expenses	(34)	178
Other operating expense, net	176	115
Loss from discontinued Commercial business before taxes	$(696)	$(718)

NOTE 21 - SEGMENT REPORTING

Based on applicable accounting standards, the Company has determined that it has one reportable segment, Floorcovering. The Floorcovering segment derives revenues from customers through the sale of residential floorcovering products which include broadloom carpet, rugs, luxury vinyl flooring and engineered hardwood. These products are sold into the designer, retailer, mass merchant and builder markets. The Company derives revenues primarily in the United States and Canada and manages the business activities on a consolidated basis. No customer accounted for more than 10% of net sales in 2024 or 2023, nor did the Company make a significant amount of sales to foreign countries outside of Canada during 2024 or 2023.

The accounting policies of the Floorcovering segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker ("CODM"), which is the Company's Chief Executive Officer, assesses performance
Table of Contents    59

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

of the Floorcovering segment and decides how to allocate resources based on segment operating income (loss). The CODM uses segment operating income (loss) to monitor budget versus actual results and is used in assessing the performance of the segment. The measure of segment assets is reported on the balance sheet as total assets.

The following table outlines information about the reported segment including net sales, significant segment expenses, and segment operating income (loss) for fiscal years 2024 and 2023.

	Floorcovering
	2024	2023
Net sales	$265,026	$276,343

Less: significant segment expenses (1)
Cost of sales	199,515	202,464
Selling expenses	50,508	52,176
Administrative expenses	19,342	21,960
Segment operating income (loss)	(4,339)	(257)

Reconciliation of segment operating income (loss) to operating income (loss)
Other operating income (expense), net	200	(9,172)
Facility consolidation and severance expenses, net	1,327	3,867
Operating income (loss)	$(5,866)	$5,048

(1)Significant segment expense categories and amounts align with information that is regularly provided to the CODM, included in the measure of segment profit, and considered to be significant. Amounts include the allocation of corporate overhead.

Geographical Disclosures

	2024	2023
Geographic net sales:
United States	$261,729	$273,032
Canada	2,438	2,554
Other	859	757
Total	$265,026	$276,343

Long-lived assets: (1)
United States	$59,115	$60,330
Other	—	—
Total	$59,115	$60,330

(1) Long-lived assets are comprised of property, plant and equipment - net and operating lease right-of-use assets.

NOTE 22 - SUBSEQUENT EVENT

On February 25, 2025, the Company entered into a new $75,000 revolving credit agreement with MidCap Financial IV Trust, as agent, and lenders from time-to-time party thereto (collectively, “MidCap”). At close, proceeds from the credit facility were used to retire the Company’s existing revolving credit facility with Fifth Third Bank National Association (“Fifth Third”), as well as to post cash collateral to Fifth Third for the Company’s ongoing contingent letter of credit obligations issued by Fifth Third and to pay certain debt issuance costs, including fees to MidCap and legal and other expenses directly associated with the financing transaction. The credit agreement is secured by a security interest on all accounts receivable, inventory, and other assets other than certain excluded assets, including a deed to secure debt lien on the Company’s Calhoun and Chatsworth, Georgia facilities.
Table of Contents    60

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

The Company’s borrowing capacity is based on certain percentages of values/sub-limits of the accounts receivable, inventory, and other assets (including the real properties serving as collateral for the loan). As of February 25, 2025, the unused borrowing availability under the MidCap revolving credit facility was $8,113 which is subject to a $6,000 minimum excess availability requirement. The revolving credit facility requires a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce the balance outstanding. This arrangement, combined with the existence of a “subjective acceleration clause” (as defined by U.S. GAAP) in the revolving credit facility, requires the balance on the revolving credit facility to be classified as a current liability. The “subjective acceleration clause” allows the lender to declare an event of default if there is a material adverse change in the Company's business or financial condition. Upon the occurrence of an event of default, the lender may, among other things, declare all obligations payable in full.

Advances under the revolving credit facility bear interest at annual rates equal to SOFR (plus a 0.11448% SOFR adjustment) for a 1 month period, as defined with a floor of 1.00% or published SOFR, plus an applicable margin ranging between 3.75% and 4.25%. The applicable margin is determined based on the revolving loan availability percentage under the revolving credit facility with margins increasing as availability decreases. The Company is subject to a minimum excess availability covenant that is based upon a fixed charge coverage ratio and must be above a 1.10 to 1.00 ratio. The Company is subject to a monthly rolling minimum EBITDA requirement if availability is under 20% of the loan. The credit agreement is subject to customary terms and conditions and annual administrative and unused line fees with pricing varying based on excess availability. The agreement matures on February 25, 2028. The previous outstanding letters of credit now require a restricted cash deposit to serve as collateral for our self-insured workers' compensation program, a lease on one of our facilities and an electricity deposit.

Effective February 25, 2025, and simultaneous with closing the MidCap agreement, the Company’s existing revolving credit facility with Fifth Third was terminated in accordance with its terms.
Table of Contents    61

Item 15(a)(2)
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THE DIXIE GROUP, INC.
(dollars in thousands)

Description	Balance at Beginning of Year	Additions - Charged to Costs and Expenses	Additions - Charged to Other Account - Describe		Deductions - Describe		Balance at End of Year

Year ended December 28, 2024:

Reserves deducted from asset accounts:
Allowance for expected credit losses	$440	$194	$—		$180	(1)	$454

Reserves classified as liabilities:
Provision for claims, allowances and warranties	$3,478	$8,023	$—		$7,772	(2)	$3,729

Year ended December 30, 2023:

Reserves deducted from asset accounts:
Allowance for expected credit losses	$111	$31	$388	(3)	$90	(1)	$440

Reserves classified as liabilities:
Provision for claims, allowances and warranties	$3,383	$8,256	$—		$8,161	(2)	$3,478

(1)Uncollectible accounts written off, net of recoveries. The Allowance for Expected Credit Losses is included in Receivables, net on the Consolidated Balance Sheet. See Note 4 - Receivables, Net for further information.
(2)Net reserve reductions for claims, allowances and warranties settled. The provision for claims, allowances and warranties is included in Accrued Expenses under Current Liabilities on the Consolidated Balance Sheet and included, along with the accrual of rebates, within the Provision for customer rebates, claims and allowances in Note 7 - Accrued Expenses.
(3)The Company adopted the new standard , ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2023 using a modified retrospective transition approach, with the cumulative impact being $388 for continuing operations.

Table of Contents    62

ANNUAL REPORT ON FORM 10-K
ITEM 15(b)
EXHIBITS

YEAR ENDED DECEMBER 28, 2024
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

(10.21)*	Form of Lease between CenterPoint Properties Trust and TDG Operations, LLC. (Incorporated by Reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated October 22, 2019.)
Table of Contents    63

(10.22)*	Long Term Incentive Plan Award B Shareholder. (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 13, 2020.)**
(10.23)*	Long Term Incentive Plan Award Common. (Incorporated by Reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated March 13, 2020.)**
(10.24)*	Career Shares B Shareholder. (Incorporated by Reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated March 13, 2020.)**
(10.25)*	Career Shares Common. (Incorporated by Reference to Exhibit (10.5) to Dixie's Current Report on Form 8-K dated March 13, 2020.)**
(10.26)*	Fifteenth Amendment to Credit Agreement. (Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated October 1, 2020.)
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

(10.39)*	Long-Term Incentive Plan Award (Class B Shareholder). (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 16, 2022.)**
(10.40)*	Long-Term Incentive Plan Award (Common). (Incorporated by Reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated March 16, 2022.)**
(10.41)*	Career Shares (Class B Shareholder). (Incorporated by Reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated March 16, 2022.)**
(10.42)*	Career Shares (Common). (Incorporated by Reference to Exhibit (10.5) to Dixie's Current Report on Form 8-K dated March 16, 2022.)**
(10.43)*	Long-Term Incentive Plan Award (Class B Shareholder). (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 13, 2023.)**
(10.44)*	Long-Term Incentive Plan Award (Common). (Incorporated by Reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated March 13, 2023.)**
(10.45)*	Career Shares (Class B Shareholder). (Incorporated by Reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated March 13, 2023.)**
Table of Contents    64

(10.46)*	Career Shares (Common). (Incorporated by Reference to Exhibit (10.5) to Dixie's Current Report on Form 8-K dated March 13, 2023.)**
(10.47)*
Form of Stock Option Agreement (Common) Options Granted Under the Omnibus Equity Incentive Plan Granted May 25, 2023. (Incorporated by Reference to Exhibit (10.47) to Dixie's Annual Report on Form 10-K for year ended December 30, 2023.)**

(10.48)*
Form of Stock Option Agreement (Class B Shareholder) Options Granted Under the Omnibus Equity Incentive Plan Granted May 25, 2023. (Incorporated by Reference to Exhibit (10.48) to Dixie's Annual Report on Form 10-K for year ended December 30, 2023.)**

(10.49)*
First Amendment to Credit Agreement dated September 10, 2021, among The Dixie Group, Inc. and TDG Operations, LLC and Fifth Third Bank, National Association. (Incorporated by Reference to Exhibit (10.49) to Dixie's Annual Report on Form 10-K for year ended December 30, 2023.)

(10.50)*
Second Amendment to Credit Agreement dated July 29, 2022, among The Dixie Group, Inc. and TDG Operations, LLC and Fifth Third Bank, National Association. (Incorporated by Reference to Exhibit (10.50) to Dixie's Annual Report on Form 10-K for year ended December 30, 2023.)

(10.51)*
Third Amendment to Credit Agreement dated June 9, 2023, among The Dixie Group, Inc. and TDG Operations, LLC and Fifth Third Bank, National Association. (Incorporated by Reference to Exhibit (10.51) to Dixie's Annual Report on Form 10-K for year ended December 30, 2023.)

(10.52)*
Agreement for the Purchase and Sale of Real Property between Cannon Commercial, Inc. and TDG Adairsville, LLC. (Incorporated by Reference to Exhibit (10.52) to Dixie's Annual Report on Form 10-K for year ended December 30, 2023.)

(10.53)*	Form of Lease between Adairsville GA, LLC and TDG Operations, LLC. (Incorporated by Reference to Exhibit (10.53) to Dixie's Annual Report on Form 10-K for year ended December 30, 2023.)
(10.54)*	Summary of Annual Incentive Compensation Plan Applicable to 2024. (Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated March 13, 2024.)**
(10.55)*	Form of PLTI award (B shareholder). (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 13, 2024.)**
(10.56)*	Form of PLTI award (common only). (Incorporated by Reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated March 13, 2024.)**
(10.57)*	Form of Career Share award (B shareholder). (Incorporated by Reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated March 13, 2024.)**
(10.58)*	Form of Career Share award (common only). (Incorporated by Reference to Exhibit (10.5) to Dixie's Current Report on Form 8-K dated March 13, 2024.)**
(10.59)*
Sublease Agreement between TDG Operations, LLC and Austal USA, LLC dated August 1, 2024. (Incorporated by Reference to Exhibit (10.1) to Dixie's Quarterly Report on Form 10-Q for the quarter ended September 28, 2024.)

(10.60)
Credit, Security and Guaranty Agreement dated as of February 25, 2025 by and among TDG Operations, LLC and The Dixie Group., and MidCap Funding IV Trust, as Agent and The Lenders from time to time party hereto. (Filed herewith.)

(10.61)*	Summary of Annual Incentive Compensation Plan Applicable to 2025. (Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated March 31, 2025.)**
(10.62)*	Form of PLTI award (B shareholder). (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 31, 2025.)**
(10.63)*	Form of PLTI award (common only). (Incorporated by Reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated March 31, 2025.)**
(10.64)*	Form of Career Share award (B shareholder). (Incorporated by Reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated March 31, 2025.)**
(10.65)*	Form of Career Share award (common only). (Incorporated by Reference to Exhibit (10.5) to Dixie's Current Report of Form 8-K dated March 31, 2025.)**
(14)*	Code of Ethics, as amended and restated, February 15, 2010. (Incorporated by Reference to Exhibit (14) to Dixie's Annual Report on Form 10-K for year ended December 26, 2009.)
(16)*	Letter from FORVIS, LLP regarding change in certifying accountant. (Incorporated by Reference to Exhibit (16.1) to Dixie's Form 8-K dated June 3, 2022.)
(19.1)*	Insider Trading Policies and Procedures. (Incorporated by Reference to Exhibit (19.1) to Dixie's Annual Report on Form 10-K for year ended December 30, 2023.)
(21)	Subsidiaries of the Registrant. (Filed herewith.)
(23)	Consent of Forvis Mazars, LLP Independent Registered Public Accounting Firm. (Filed herewith.)
(31.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(a). (Filed herewith.)
(31.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(a). (Filed herewith.)
(32.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(b). (Filed herewith.)
(32.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(b). (Filed herewith.)
(97)*	Recoupment Policy. (Incorporated by Reference to Exhibit (97) to Dixie's Annual Report on Form 10-K for year ended December 31, 2022.)
(101.INS)	XBRL Instance Document. (Filed herewith.)
Table of Contents    65

(101.SCH)	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

* Commission File No. 0-2585.
** Indicates a management contract or compensatory plan or arrangement.
Table of Contents    66