Form 10-Q
period 2025-03-29
DIXIE GROUP INC
filed 2025-05-09
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 29, 2025
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of May 2, 2025
Common Stock, $3 Par Value	13,944,735 shares
Class B Common Stock, $3 Par Value	1,240,285 shares
Class C Common Stock, $3 Par Value	0 shares
Table of Contents    1

THE DIXIE GROUP, INC.

Table of Contents    2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(amounts in thousands, except share data)

	March 29, 2025	December 28, 2024
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$4,795	$19
Receivables, net of allowances for expected credit losses of $503 and $454	27,940	23,325
Inventories, net	66,741	66,852
Prepaid and other current assets	6,160	5,643
TOTAL CURRENT ASSETS	105,636	95,839

PROPERTY, PLANT AND EQUIPMENT, NET	32,527	33,747
OPERATING LEASE RIGHT-OF-USE ASSETS	24,501	25,368
RESTRICTED CASH	4,309	—
OTHER ASSETS	17,426	19,854
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	1,047	1,064
TOTAL ASSETS	$185,446	$175,872

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$26,036	$14,884
Accrued expenses	14,945	15,057
Current portion of long-term debt	57,912	53,818
Current portion of operating lease liabilities	3,746	3,804
Current liabilities of discontinued operations	1,121	1,156
TOTAL CURRENT LIABILITIES	103,760	88,719

LONG-TERM DEBT, NET	26,742	28,530
OPERATING LEASE LIABILITIES	21,476	22,295
OTHER LONG-TERM LIABILITIES	15,467	16,712
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	3,384	3,398
TOTAL LIABILITIES	170,829	159,654

COMMITMENTS AND CONTINGENCIES (See Note 17)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 13,995,895 shares for 2025 and 13,997,446 shares for 2024	41,988	41,992
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 1,249,302 shares for 2025 and 1,249,302 shares for 2024	3,748	3,748
Additional paid-in capital	159,997	159,892
Accumulated deficit	(191,397)	(189,700)
Accumulated other comprehensive income	281	286
TOTAL STOCKHOLDERS' EQUITY	14,617	16,218
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$185,446	$175,872

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    3

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended
	March 29, 2025	March 30, 2024
NET SALES	$62,990	$65,254
Cost of sales	46,088	49,445
GROSS PROFIT	16,902	15,809

Selling and administrative expenses	16,874	16,372
Other operating (income) expense, net	(98)	52
Facility consolidation and severance expenses, net	115	242
OPERATING INCOME (LOSS)	11	(857)

Interest expense	1,493	1,532
Other expense, net	88	5
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(1,570)	(2,394)
Income tax provision	12	16
LOSS FROM CONTINUING OPERATIONS	(1,582)	(2,410)
Loss from discontinued operations, net of tax	(115)	(84)
NET LOSS	$(1,697)	$(2,494)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.11)	$(0.16)
Discontinued operations	(0.01)	(0.01)
Net loss	$(0.12)	$(0.17)

BASIC SHARES OUTSTANDING	14,366	14,850

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.11)	$(0.16)
Discontinued operations	(0.01)	(0.01)
Net loss	$(0.12)	$(0.17)

DILUTED SHARES OUTSTANDING	14,366	14,850

DIVIDENDS PER SHARE:
Common Stock	$—	$—
Class B Common Stock	—	—

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    4

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	Three Months Ended
	March 29, 2025	March 30, 2024
NET LOSS	$(1,697)	$(2,494)

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Reclassification of net actuarial gain into earnings from postretirement benefit plans (1)	(5)	(5)
Income taxes	—	—
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(5)	(5)

TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAX	(5)	(5)

COMPREHENSIVE LOSS	$(1,702)	$(2,499)

(1) Amounts for postretirement plans reclassified from accumulated other comprehensive income to net loss were included in selling and administrative expenses in the Company's consolidated condensed statements of operations.

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    5

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Three Months Ended
	March 29, 2025	March 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(1,582)	$(2,410)
Loss from discontinued operations	(115)	(84)
Net loss	(1,697)	(2,494)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,353	1,519
Net gain on property, plant and equipment disposals	(30)	—
Stock-based compensation expense	101	156
Expense for expected credit losses	80	88
Loss on extinguishment of debt	66	—
Changes in operating assets and liabilities:
Receivables	(4,695)	(4,627)
Inventories	111	1,170
Prepaid and other current assets	(517)	(5,180)
Accounts payable and accrued expenses	11,510	5,924
Other operating assets and liabilities	1,168	3
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	7,565	(3,357)
NET CASH USED IN OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	(147)	(39)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	30	—
Purchase of property, plant and equipment	(74)	(499)
NET CASH USED IN INVESTING ACTIVITIES	(44)	(499)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on previous revolving credit facility	(50,000)	3,061
Borrowings on current revolving credit facility	79,451	—
Payments on current revolving credit facility	(24,976)	—
Payments on notes payable - buildings and other term loans	(533)	(509)
Payments on notes payable - other	(507)	(702)
Payments on finance leases	(37)	(9)
Change in outstanding checks in excess of cash	(470)	2,062
Repurchases of Common Stock	—	(32)
Payments for debt issuance costs	(1,217)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,711	3,871

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	9,085	(24)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	19	79
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$9,104	$55

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	4,795	55
Restricted cash	4,309	—
Total cash, cash equivalents and restricted cash	$9,104	$55

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,416	$1,656
Income taxes paid, net of tax refunds	2	151
Right-of-use assets obtained in exchange for new operating lease liabilities	—	219
Deposits utilized on property, plant & equipment purchases	—	6,530
Accrued purchases of equipment	—	739

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    6

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(amounts in thousands, except share data)

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 28, 2024	$41,992	$3,748	$159,892	$(189,700)	$286	$16,218
Restricted stock grants forfeited - 1,551 shares	(4)	—	4	—	—	—
Stock-based compensation expense	—	—	101	—	—	101
Net loss	—	—	—	(1,697)	—	(1,697)
Other comprehensive loss	—	—	—	—	(5)	(5)
Balance at March 29, 2025	$41,988	$3,748	$159,997	$(191,397)	$281	$14,617

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 30, 2023	$43,228	$3,363	$159,132	$(176,700)	$268	$29,291
Repurchases of Common Stock - 52,091 shares	(156)	—	124	—	—	(32)
Class B converted into Common Stock - 5,980 shares	18	(18)	—	—	—	—
Restricted stock grants issued - 411,537 shares	832	403	(1,235)	—	—	—
Stock-based compensation expense	—	—	156	—	—	156
Net loss	—	—	—	(2,494)	—	(2,494)
Other comprehensive loss	—	—	—	—	(5)	(5)
Balance at March 30, 2024	$43,922	$3,748	$158,177	$(179,194)	$263	$26,916

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    7

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements which do not include all the information and notes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Dixie Group, Inc.'s and its wholly-owned subsidiaries (the "Company") 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 28, 2024. Significant intercompany accounts and transactions have been eliminated in consolidation. The balance sheet as of December 28, 2024 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. Operating results for the three month period ended March 29, 2025 are not necessarily indicative of the results that may be expected for the entire 2025 year.

The consolidated condensed financial statements separately report discontinued operations and the results of continuing operations. Unless specifically noted otherwise, disclosures reflect the results of continuing operations only. The results of discontinued operations are presented in Note 20.

Restricted Cash

Restricted cash represents cash serving as collateral for letters of credit issued for the Company's self-insured workers' compensation program, a lease on one of its facilities and an utility deposit.

Going Concern

In connection with preparing consolidated condensed financial statements, the Company is required to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Substantial doubt exists when conditions and events, considered in aggregate, indicate that it is probable that the Company will be unable to meet its obligations as they become due within one year after the date that the consolidated condensed financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans and actions that have not been fully implemented as of the date that the financial statements are issued.

The assessment of liquidity and going concern requires the Company to make estimates of future activity and judgments about whether the Company will be compliant with financial covenant calculations under its debt and other agreements and has adequate liquidity to operate. As described in Note 9, the Company's revolving credit facility requires a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce the balance outstanding. This arrangement, combined with the existence of a “subjective acceleration clause” (as defined by U.S. GAAP) in the revolving credit facility, requires the balance on the revolving credit facility to be classified as a current liability. The “subjective acceleration clause” allows the lender to declare an event of default if there is a material adverse change in the Company's business or financial condition. Upon the occurrence of an event of default, the lender may, among other things, declare all obligations payable in full. The Company has $54,475 of outstanding indebtedness under its senior credit facility that is classified as current as of March 29, 2025. As of the date of these financial statements, the Company’s existing cash and cash equivalents would not be sufficient to satisfy this debt in whole and meet the Company’s operating needs for at least one year after the issuance of these financial statements.

In the current period, the Company was in compliance with or has received waivers for all the applicable financial covenants. The Company's current forecast projects the Company may not be able to maintain compliance with certain of its financial covenants under its credit agreements in the next twelve months. Management's plans to stay in compliance with the defined covenants include implementing cost reductions to improve gross margins and the results of operations, pursuing potentially additional financing for certain assets, and obtaining waivers from lenders. While the Company has been able to obtain waivers in the past for such violations, it cannot be assured that such waivers will be obtained in the future.

These conditions raise substantial doubt about the ability of the Company to continue as a going concern within one year after the date that the financial statements are issued. The Company’s consolidated condensed financial statements do not include adjustments, if any, that may arise from the outcome of this uncertainty.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data)

If the Company is not the primary beneficiary in a VIE, the Company accounts for the investment or other variable interests in a VIE in accordance with applicable U.S. GAAP. At each reporting period, the Company assesses whether any changes in our interest or relationship with the entity affect our determination of whether the entity is a VIE and, if so, whether the Company is the primary beneficiary.

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

The Company determined that the Entity is a VIE and the Company's arrangement represents a variable interest in the Entity. The Company has determined that the governance and operating structures of this VIE do not allow it to direct the activities that would significantly affect the Entity's economic performance. In addition, the Company does not have an obligation to absorb losses of the Entity. Therefore, the Company is not the primary beneficiary, and the results of operations and financial position of this VIE are not included in the Company's consolidated condensed financial statements. The Company believes its maximum exposure of this unconsolidated VIE is the current carrying value of the equipment at the Entity's location. The carrying value and maximum exposure of this unconsolidated VIE was $7,215 as of March 29, 2025, and is included within property, plant and equipment, net on the Company’s consolidated condensed balance sheets.

Reclassifications

The Company reclassified certain amounts in 2024 to conform to the 2025 presentation.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Yet to Be Adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Improvements to Income Tax Disclosures (Topic 740), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The new guidance requires consistent categorization and greater disaggregation of information in the rate reconciliation, as well as further disaggregation of income taxes paid. This change is effective for annual periods beginning after December 15, 2024. This change will apply on a prospective basis to annual financial statements for periods beginning after the effective date. However, retrospective application in all prior periods presented is permitted. The Company does not expect the adoption of this ASU to have a material impact on its financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosures about certain categories of expenses (including purchases of inventory, employee compensation, depreciation and intangible asset amortization) that are included in the expense captions presented on the face of the income statement, as well as disclosures about selling expenses. This new guidance is intended to provide investors with more detailed expense information in order to better understand an entity's cost structure and forecast future cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027 on a prospective basis. Early adoption and retrospective application is permitted. The Company is currently evaluating the impact of the new guidance on its financial statements and related disclosures.

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

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue by end-user markets for the three month periods ended March 29, 2025 and March 30, 2024:

	Three Months Ended
	March 29, 2025	March 30, 2024
Residential floorcovering products	$62,007	$64,326
Other services	983	928
Total net sales	$62,990	$65,254

Residential floorcovering products. Residential floorcovering products include broadloom carpet, rugs, luxury vinyl flooring and engineered hardwood. These products are sold into the designer, retailer, mass merchant and builder markets.

Other services. Other services include carpet yarn processing and carpet dyeing services.

Contract Balances

Other than receivables that represent an unconditional right to consideration, which are presented separately (See Note 4), the Company does not recognize any contract assets which give conditional rights to receive consideration, as the Company does not incur costs to obtain customer contracts that are recoverable. The Company may receive cash payments from customers in advance of the Company’s performance for limited production run orders resulting in contract liabilities. These contract liabilities are classified in accrued expenses in the consolidated condensed balance sheets based on the timing of when the Company expects to recognize revenue, which is typically less than a year. The net decrease or increase in the contract liabilities is primarily driven by order activity for limited runs requiring deposits offset by the recognition of revenue and the application of deposit on the receivables ledger for such activity during the period. The activity in the advanced deposits for the three month periods ended March 29, 2025 and March 30, 2024 is as follows:

	Three Months Ended
	March 29, 2025	March 30, 2024
Beginning contract liability	$728	$966
Revenue recognized from contract liabilities included in the beginning balance	(332)	(711)
Increases due to cash received, net of amounts recognized in revenue during the period	409	1,112
Ending contract liability	$805	$1,367
Table of Contents    10

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

NOTE 4 - RECEIVABLES, NET

The Company grants credit to its customers with defined payment terms, performs ongoing evaluations of the credit worthiness of its customers and generally does not require collateral. Accounts receivable are carried at their outstanding principal amounts, less an anticipated amount for discounts and an allowance for expected credit losses, which management believes is sufficient to cover potential credit losses based on historical experience and periodic evaluation of the financial condition of the Company's customers. The Company's allowance for expected credit losses is computed using a number of factors including past credit loss experience and the aging of amounts due from our customers, in addition to other customer-specific factors. The Company also considers recent trends and developments related to the current macroeconomic environment such as unemployment rates, interest rates and inflation in determining its ending allowance for credit losses for accounts receivable. If the financial condition of the Company's customers were to deteriorate, resulting in a change in their ability to make payments, or additional changes in macroeconomic factors occur, additional allowances may be required. Receivables are summarized as follows:

	March 29, 2025	December 28, 2024
Customers, trade	$27,390	$22,195
Other receivables	1,053	1,584
Gross receivables	28,443	23,779
Less: allowance for expected credit losses	503	454
Receivables, net	$27,940	$23,325

Table of Contents    11

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
The activity related to the allowance for expected credit losses is as follows:

	Three Months Ended
	March 29, 2025	March 30, 2024
Beginning balance	$454	$440
Expense for expected credit losses	80	88
Less amounts written-off, net of recoveries	31	54
Ending balance	$503	$474

NOTE 5 - INVENTORIES, NET

Inventories are summarized as follows:

	March 29, 2025	December 28, 2024
Raw materials	$21,068	$22,093
Work-in-process	10,224	11,587
Finished goods	55,170	54,631
Supplies and other	113	94
LIFO reserve	(19,834)	(21,553)
Inventories, net	$66,741	$66,852

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	March 29, 2025	December 28, 2024
Land and improvements	$3,434	$3,434
Buildings and improvements	41,619	41,619
Machinery and equipment	162,198	163,839
Assets under construction	272	327
	207,523	209,219
Accumulated depreciation	(174,996)	(175,472)
Property, plant and equipment, net	$32,527	$33,747

Depreciation of property, plant and equipment, including amounts for finance leases, totaled $1,293 in the three months ended March 29, 2025 and $1,476 in the three months ended March 30, 2024.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	March 29, 2025	December 28, 2024
Compensation and benefits	$5,020	$4,418
Provision for customer rebates, claims and allowances	5,715	6,921
Advanced customer deposits	805	728
Outstanding checks in excess of cash	—	470
Other	3,405	2,520
Accrued expenses	$14,945	$15,057

Table of Contents    12

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 8 - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products. Product warranty reserves are included in accrued expenses in the Company's consolidated condensed balance sheets. The following is a summary of the Company's product warranty activity for continuing operations:

	Three Months Ended
	March 29, 2025	March 30, 2024
Product warranty reserve at beginning of period	$598	$735
Warranty liabilities accrued	173	157
Warranty liabilities settled	(208)	(191)
Product warranty reserve at end of period	$563	$701

NOTE 9 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	March 29, 2025	December 28, 2024
Revolving credit facility - Fifth Third Bank	$—	$50,000
Revolving credit facility - MidCap Financial IV Trust	54,475	—
Term loans	21,426	21,960
Notes payable - other	10,656	11,163
Finance lease obligations	419	456
Deferred financing costs, net	(2,322)	(1,231)
Total debt	84,654	82,348
Less: current portion of long-term debt	57,912	53,818
Long-term debt	$26,742	$28,530

Revolving Credit Facility - Fifth Third Bank

On October 30, 2020, the Company entered into a $75,000 Senior Secured Revolving Credit Facility with Fifth Third Bank National Association as lender. The loan was secured by a first priority security interest on all accounts receivable, cash, and inventory, and provides for borrowing limited by certain percentages of values of the accounts receivable and inventory. The revolving credit facility was due to mature on October 30, 2025; however, on February 25, 2025, the Company refinanced its senior revolving credit facility with MidCap Financial IV Trust and the Company’s existing revolving credit facility with Fifth Third was terminated in accordance with its terms. The Company recognized a $66 loss on the extinguishment of the Fifth Third debt and was included in other expense, net in the Company's consolidated condensed statements of operations.

Under the Fifth Third revolving credit facility, at the Company's election, advances of the revolving credit facility bore interest at annual rates equal to either (a) SOFR (plus a 0.10% SOFR adjustment) for 1 or 3 month periods, as defined with a floor of 0.75% or published SOFR, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate plus an applicable margin ranging between 0.50% and 1.00%. The applicable margin was determined based on availability under the revolving credit facility with margins increasing as availability decreases. The applicable margin could be increased by 0.50% if the fixed charge coverage ratio is below a 1.10 to 1.00 ratio. The Company paid an unused line fee on the average amount by which the aggregate commitments exceeded utilization of the revolving credit facility equal to 0.25% per annum.

The agreement was subject to customary terms and conditions and annual administrative fees with pricing varying on excess availability and a fixed charge coverage ratio. The agreement was also subject to certain compliance, affirmative, and financial covenants. The Company was only subject to the financial covenants if borrowing availability was less than 12.5% of the lesser
Table of Contents    13

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
of the total loan availability of $75,000 or total collateral available, and remained until the availability was greater than 12.5% for thirty consecutive days.

Revolving Credit Facility - MidCap Financial IV Trust

On February 25, 2025, the Company entered into a new $75,000 revolving credit agreement with MidCap Financial IV Trust, as agent, and lenders from time-to-time party thereto (collectively, “MidCap”). The credit agreement is secured by a security interest on all accounts receivable, inventory, and other assets other than certain excluded assets, including a deed to secure debt lien on the Company’s Calhoun and Chatsworth, Georgia facilities. The Company’s borrowing capacity is based on certain percentages of values/sub-limits of the accounts receivable, inventory, and other assets (including the real properties serving as collateral for the loan). The agreement matures on February 25, 2028.

Advances under the revolving credit facility bear interest at annual rates equal to SOFR (plus a 0.11448% SOFR adjustment) for a 1 month period, as defined with a floor of 1.00% or published SOFR, plus an applicable margin ranging between 3.75% and 4.25%. The applicable margin is determined based on the revolving loan availability percentage under the revolving credit facility with margins increasing as availability decreases. The Company is subject to a minimum excess availability covenant that is based upon a fixed charge coverage ratio and must be above a 1.10 to 1.00 ratio. The Company is subject to a monthly rolling minimum EBITDA requirement if availability is under 20% of the loan. The credit agreement is subject to customary terms and conditions and annual administrative and unused line fees with pricing varying based on excess availability. As of March 29, 2025, the unused borrowing availability under the MidCap revolving credit facility was $12,012 which is subject to a $6,000 minimum excess availability requirement.

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

Term Loans

Effective October 28, 2020, the Company entered into a $10,000 principal amount USDA Guaranteed term loan with AmeriState Bank as lender. The term of the loan is 25 years and bears interest at a minimum 5.00% rate or 4.00% above 5-year U.S. Treasury, to be reset every 5 years at 3.5% above 5-year U.S. Treasury. The loan is secured by a first mortgage on the Company’s Atmore, Alabama and Roanoke, Alabama facilities.

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

NOTE 10 - LEASES

Leases as Lessee

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	March 29, 2025	December 28, 2024
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$24,501	$25,368

Current portion of operating lease liabilities	Current portion of operating lease liabilities	$3,746	$3,804
Noncurrent portion of operating lease liabilities	Operating lease liabilities	21,476	22,295
Total operating lease liabilities		$25,222	$26,099

Finance Leases:
Finance lease right-of-use assets	Property, plant, and equipment, net	$453	$498

Current portion of finance lease liabilities	Current portion of long-term debt	$144	$142
Noncurrent portion of finance lease liabilities	Long-term debt	275	314
Total financing lease liabilities		$419	$456

Lease cost recognized in the consolidated condensed financial statements is summarized as follows:

	Three Months Ended
	March 29, 2025	March 30, 2024
Operating lease cost	$1,432	$1,494

Finance lease cost:
Amortization of lease assets	$24	$4
Interest on lease liabilities	6	8
Total finance lease costs	$30	$12

Table of Contents    15

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
Other supplemental information related to leases is summarized as follows:

	March 29, 2025	March 30, 2024
Weighted average remaining lease term (in years):
Operating leases	6.16	6.99
Finance leases	2.71	4.35

Weighted average discount rate:
Operating leases	6.84%	6.80%
Finance leases	5.59%	6.67%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,318	$1,485
Operating cash flows from finance leases	6	2
Financing cash flows from finance leases	37	9

The following table summarizes the Company's future minimum lease payments under non-cancellable contractual obligations for operating and financing liabilities as of March 29, 2025:

Fiscal Year	Operating Leases	Finance Leases
Remaining for 2025	$4,155	$119
2026	5,188	174
2027	5,358	141
2028	5,334	18
2029	4,679	—
Thereafter	6,670	—
Total future minimum lease payments (undiscounted)	31,384	452
Less: Present value discount	6,162	33
Total lease liability	$25,222	$419

Leases as Lessor

The Company leases or subleases to third parties certain excess space in its facilities, which are included as fixed assets. The leases are accounted for as operating leases and the lease or sublease income is included in other operating (income) expense, net. The Company recognizes lease income on a straight-line basis as collectability is probable, including any escalation or lease incentives, as applicable, and the Company continues to recognize the underlying asset which is included in property, plant and equipment, net on the Company's consolidated condensed balance sheets. The leases do not have any residual value guarantees. The Company has elected the practical expedient to combine all non-lease components as a combined component. The nature of the Company’s sublease agreements do not provide for variable lease payments or options to purchase.

Lease income and sublease income related to fixed lease payments is recognized in other operating (income) expense, net in the consolidated condensed statement of operations because they are not ordinary activities of the Company and is summarized as follows:

	Three Months Ended
	March 29, 2025	March 30, 2024
Operating lease income	$463	$375

Table of Contents    16

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
The following table summarizes the Company's undiscounted lease payments to be received under operating leases including amounts to be paid by the Company to the head lessor for the next five years and thereafter as of March 29, 2025:

Fiscal Year	Gross Lease Payments	Payments to Head Lessor	Net Lease Payments
2025	$1,603	$316	$1,287
2026	2,177	430	1,747
2027	2,221	438	1,783
2028	2,265	447	1,818
2029	2,311	456	1,855
Thereafter	11,832	2,273	9,559
Total	$22,409	$4,360	$18,049

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

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	March 29, 2025		December 28, 2024
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$4,795	$4,795	$19	$19
Restricted cash	4,309	4,309	—	—

Financial liabilities:
Long-term debt, including current portion	$84,235	$72,141	$81,892	$73,249
Finance leases, including current portion	419	392	456	434

The fair values of the Company's long-term debt and finance leases were estimated using market rates the Company believes would be available for similar types of financial instruments and represent level 2 measurements. The fair values of cash and cash equivalents and restricted cash approximate their carrying amounts due to the short-term nature of the financial instruments.

Table of Contents    17

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 12 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers approximately 98% of the Company's current associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $88 and $96 for the three months ended March 29, 2025 and March 30, 2024, respectively.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers associates at one facility who are under a collective-bargaining agreement. The number of associates under the plan represents approximately 2% of the Company's total current associates. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $1 and $1 for the three months ended March 29, 2025 and March 30, 2024, respectively.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations for continuing operations owed to participants under this plan were $15,166 at March 29, 2025 and $16,411 at December 28, 2024 and are included in other long-term liabilities in the Company's consolidated condensed balance sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies for continuing operations was $14,167 at March 29, 2025 and $16,537 at December 28, 2024 and is included in other assets in the Company's consolidated condensed balance sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. Expenses related to the multi-employer pension plan were $7 and $7 for the three months ended March 29, 2025 and March 30, 2024, respectively. If the Company were to withdraw from the multi-employer plan, a withdrawal liability would be due, the amount of which would be determined by the plan. The withdrawal liability, as determined by the plan, would be a function of contribution rates, fund status, discount rates and various other factors at the time of any such withdrawal.

NOTE 13 - INCOME TAXES
TE 13 - INCOME TAXES
The effective tax rate for the three months ending March 29, 2025 was 0.76% and the effective tax rate for the three months ending March 30, 2024 was 0.67%. Because the Company maintains a full valuation allowance against its deferred income tax balances, the Company is only able to recognize refundable credits and a small amount of state taxes in the tax expense for the three months of 2025. The Company is in a net deferred tax liability position of $91 and $91 at March 29, 2025 and December 28, 2024, respectively, which is included in other long-term liabilities in the Company's consolidated condensed balance sheets.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $564 and $560 at March 29, 2025 and December 28, 2024, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of March 29, 2025 and December 28, 2024.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended
	March 29, 2025	March 30, 2024
Basic loss per share:
Loss from continuing operations	$(1,582)	$(2,410)
Less: Allocation of earnings to participating securities	—	—
Loss from continuing operations available to common shareholders - basic	$(1,582)	$(2,410)
Basic weighted-average shares outstanding (1)	14,366	14,850
Basic loss per share - continuing operations	$(0.11)	$(0.16)

Diluted loss per share:
Loss from continuing operations available to common shareholders - basic	$(1,582)	$(2,410)
Add: Undistributed earnings reallocated to unvested shareholders	—	—
Loss from continuing operations available to common shareholders - basic	$(1,582)	$(2,410)
Basic weighted-average shares outstanding (1)	14,366	14,850
Effect of dilutive securities:
Stock options (2)	—	—
Directors' stock performance units (2)	—	—
Diluted weighted-average shares outstanding (1)(2)	14,366	14,850
Diluted loss per share - continuing operations	$(0.11)	$(0.16)

(1)Includes Common and Class B Common shares, excluding unvested participating securities of 879 thousand as of March 29, 2025 and 935 thousand as of March 30, 2024.
(2)Shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded to the extent they are anti-dilutive. There were 469 thousand and 539 thousand aggregate shares excluded for the three months ended March 29, 2025 and March 30, 2024, respectively.

NOTE 15 - STOCK-BASED COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's consolidated condensed statements of operations. The Company's stock compensation expense was $101 and $156 for the three months ended March 29, 2025 and March 30, 2024, respectively.

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive income, net of tax, are as follows:

Post-Retirement Liabilities
Balance at December 28, 2024	$286
Reclassification of net actuarial gain into earnings from postretirement benefit plans	(5)
Balance at March 29, 2025	$281

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

On February 14, 2025, the Company was sued along with 15 other named defendants in a matter styled: Stephens v the Dixie Group, Inc. et al. In the Superior Court of Gordon County, Georgia, case number 25CV7507. The case seeks unspecified monetary and other damages alleged to have been suffered by plaintiffs as landowners by the discharge of PFOA, PFOS and related chemicals in proximity to or directly adjacent to their property. The Company intends to file an answer to the complaint, denying liability, and to vigorously defend the matter.

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

NOTE 18 - OTHER (INCOME) EXPENSE, NET

Other operating (income) expense, net is summarized as follows:

	Three Months Ended
	March 29, 2025	March 30, 2024
Other operating (income) expense, net:
Gain on property, plant and equipment disposals	$(30)	$—
Loss on currency exchanges	44	38
Retirement expense (income)	(21)	32
Lease income	(463)	(375)
Lease expenses	408	353
Miscellaneous (income) expense	(36)	4
Other operating (income) expense, net	$(98)	$52

The Company allocates direct expenses associated with the leases to lease expense in other operating (income) expense, net on the Company's consolidated condensed statements of operations.

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

Costs related to the facility consolidation plans are summarized as follows:

					As of March 29, 2025
	Accrued Balance at December 28, 2024	2025 Expenses To Date (1)	2025 Cash Payments	Accrued Balance at March 29, 2025	Total Costs Incurred To Date	Total Expected Costs
Consolidation of East Coast Manufacturing Plan	$—	$87	$87	$—	$8,220	$8,465

Asset Impairments/Non-Cash Items	$—	$28	$—	$—	$2,654	$2,912

	Accrued Balance at December 30, 2023	2024 Expenses To Date (1)	2024 Cash Payments	Accrued Balance at March 30, 2024
Consolidation of East Coast Manufacturing Plan	$36	$105	$117	$24

Asset Impairments/Non-Cash Items	$—	$137	$—	$—

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

NOTE 20 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	Three Months Ended
	March 29, 2025	March 30, 2024
Loss from discontinued operations:
Workers' compensation costs from former textile operations	$(29)	$(33)
Commercial business operations	(86)	(51)
Loss from discontinued operations, before taxes	$(115)	$(84)
Income tax benefit	—	—
Loss from discontinued operations, net of tax	$(115)	$(84)

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

Environmental remediation costs from former textile operations

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $2,142 as of March 29, 2025 and $2,174 as of
December 28, 2024. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from the Company's estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

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

The Company reclassified the following assets and liabilities for discontinued operations in the accompanying consolidated condensed balance sheets:

	March 29, 2025	December 28, 2024
Long Term Assets of Discontinued Operations:
Other assets	$1,047	$1,064
Long Term Assets Held for Discontinued Operations	$1,047	$1,064

Current Liabilities of Discontinued Operations:
Accounts payable	$121	$121
Accrued expenses	1,000	1,035
Current Liabilities Held for Discontinued Operations	$1,121	$1,156

Long Term Liabilities of Discontinued Operations:
Other long term liabilities	$3,384	$3,398
Long Term Liabilities Held for Discontinued Operations	$3,384	$3,398

For the three months ended March 29, 2025 and March 30, 2024, the Company reclassified the following operations of the Commercial business included in discontinued operations in the accompanying consolidated condensed statements of operations:

	Three Months Ended
	March 29, 2025	March 30, 2024
Net sales	$—	$11
Cost of sales	86	118
Gross profit	(86)	(107)

Selling and administrative expenses	—	(56)
Loss from discontinued Commercial business operations	$(86)	$(51)

NOTE 21 - SEGMENT REPORTING

Based on applicable accounting standards, the Company has determined that it has one reportable segment, Floorcovering. The Floorcovering segment derives revenues from customers through the sale of residential floorcovering products which include broadloom carpet, rugs, luxury vinyl flooring and engineered hardwood. These products are sold into the designer, retailer, mass merchant and builder markets. The Company derives revenues primarily in the United States and Canada and manages the business activities on a consolidated basis. No customer accounted for more than 10% of net sales in 2025 or 2024, nor did the Company make a significant amount of sales to foreign countries outside of Canada during 2025 or 2024.

The accounting policies of the Floorcovering segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker ("CODM"), which is the Company's Chief Executive Officer, assesses performance of the Floorcovering segment and decides how to allocate resources based on segment operating income (loss). The CODM
Table of Contents    21

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
uses segment operating income (loss) to monitor budget versus actual results and is used in assessing the performance of the segment. The measure of segment assets is reported on the balance sheet as total assets.

The following table outlines information about the reported segment including net sales, significant segment expenses, and segment operating income (loss) for the three months ended March 29, 2025 and March 30, 2024.

	Three Months Ended
	March 29, 2025	March 30, 2024
Net sales	$62,990	$65,254

Less: significant segment expenses (1)
Cost of sales	46,088	49,445
Selling expenses	11,603	11,555
Administrative expenses	5,271	4,817
Segment operating income (loss)	28	(563)

Reconciliation of segment operating income (loss) to operating income (loss)
Other operating (income) expense, net	(98)	52
Facility consolidation and severance expenses, net	115	242
Operating income (loss)	$11	$(857)

(1)Significant segment expense categories and amounts align with the information that is regularly provided to the CODM, included in the measure of segment profit, and considered to be significant. Amounts include the allocation of corporate overhead.

Geographical Disclosures

	Three Months Ended
	March 29, 2025	March 30, 2024
Geographical net sales:
United States	$62,218	$64,567
Canada	575	533
Other	197	154
Total	$62,990	$65,254

	March 29, 2025	December 28, 2024
Long-lived assets: (1)
United States	$57,028	$59,115
Other	—	—
Total	$57,028	$59,115

(1)Long-lived assets are comprised of property, plant and equipment - net and operating lease right-of-use assets.

Table of Contents    22

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

We continue to be impacted by soft consumer demand, inflationary pressures and fluctuating interest rates. Persistent inflation continues to hinder consumer discretionary spending, which has caused consumers to postpone large purchases of durable goods such as flooring. Macroeconomic factors continue to impact new home construction and residential renovation and remodeling activity. Residential remodeling is a primary sales driver of flooring products, and most flooring is replaced before a home is listed for sale or just after a home purchase is completed. The current housing market conditions have suppressed remodeling activity as home sales remain soft. Housing turnover rates remain suppressed due to high home mortgage rates and consumers continue to face a higher cost of living. We have, to some extent, offset the impact of a soft housing market and decreased renovation activity through cost containment, productivity and lower input costs. Due to low housing availability, aging stock and greater household formation, we believe demand in our markets will accelerate when interest rates decline. However, the ongoing impact of soft consumer demand, inflationary pressures and fluctuating interest rates to our business, financial condition, and results of operations cannot be determined at this time.

We are actively monitoring recent trade policy and tariff announcements, including various executive orders issued by the current U.S. presidential administration. Increased restrictions on global trade, including an increase in U.S. tariffs and any retaliatory responses thereto, could result in, among other things, increased input costs, supply chain disruptions, and decreased consumer demand, any of which may adversely affect our business financial condition and results of operations. We are working to determine our overall tariff cost exposure, the potential impact of retaliatory responses thereto, if any, and mitigation plans. Given the timing, uncertainty and fluidity of the evolving global trade environment, the impact to our business, financial condition and results of operations cannot be predicted.

Table of Contents    23

RESULTS OF OPERATIONS
The following tables provide information derived from our unaudited condensed consolidated financial statements for the periods indicated. Percentages used are expressed as a percent of net sales. The discussion that follows each table should be read in conjunction with our unaudited consolidated condensed financial statements as well as our 2024 Annual Report on Form 10-K for the year ended December 28, 2024.
Three Months Ended March 29, 2025 Compared with the Three Months Ended March 30, 2024

Net Sales

	Three Months Ended
($ in thousands)	March 29, 2025	March 30, 2024	Inc./(Dec.)	Inc./(Dec.)
Net Sales	$62,990	$65,254	$(2,264)	(3.5)%

For the first quarter of 2025, our net sales from continuing operations decreased 3.5% compared with the first quarter of 2024. The lower net sales were attributed to continued lower demand within the floorcovering industry and related markets driven by continued high interest rates and inflation.

	Three Months Ended
	March 29, 2025	March 30, 2024
Net sales	100.0%	100.0%
Cost of sales	73.2%	75.8%
Gross profit	26.8%	24.2%
Selling and administrative expenses	26.8%	25.1%
Other operating( income) expense, net	(0.2)%	0.0%
Facility consolidation and severance expenses, net	0.2%	0.4%
Operating income (loss)	0.0%	(1.3)%

Gross Profit

Gross profit as a percentage of net sales was 26.8% in the first quarter of 2025 compared with 24.2% in the first quarter of 2024. The higher gross profit percentage in 2025 was primarily driven by cost reductions in our operations offset by higher healthcare costs.

Selling and Administrative Expenses

Selling and administrative expenses were $16.9 million, or 26.8% of net sales, in the first quarter of 2025 compared with $16.4 million, or 25.1% of net sales in the year earlier period. Selling and administrative expenses as a percentage of net sales increased in the first quarter of 2025 as compared to the first quarter of 2024 primarily due to higher healthcare costs and professional fees during the quarter.

Other Operating (Income) Expense, Net

Net other operating (income) expense was income of $98 thousand in the first quarter of 2025 compared with an expense of $52 thousand in the first quarter of 2024.

Table of Contents    24

Facility Consolidation and Severance Expenses, Net

Facility consolidation and severance expenses in the first quarter of 2025 were $115 thousand compared with $242 thousand in the first quarter of 2024. The expenses in 2025 and 2024 were related to our restructuring plan for the consolidation of our east coast manufacturing.

Operating Income (Loss)

We reported operating income of $11 thousand in the first quarter of 2025 compared with an operating loss of $857 thousand in the first quarter of 2024. The decrease in operating loss was primarily the result of cost reductions in our operations partially offset by higher healthcare costs in 2025.

Interest Expense

Interest expense decreased $39 thousand in the first quarter of 2025 compared with the first quarter of 2024. The decrease is primarily the result of lower interest rates in 2025 on our variable rate debt.

Other Expense, Net

Net other expense was an expense of $88 thousand in the first quarter of 2025 compared with an expense of $5 thousand in the first quarter of 2024. Net other expense included a loss of $66 thousand related to an extinguishment of a debt arrangement in the first quarter of 2025.

Income Tax Provision

We recorded an income tax expense from continuing operations of $12 thousand in the first quarter of 2025 compared to a income tax expense of $16 thousand in the first quarter of 2024.

The effective tax rate for the three months ending March 29, 2025 was 0.76% compared with an income tax rate of 0.67% for the three months ending March 30, 2024. Because we maintain a full valuation allowance against our deferred tax balances, we are only able to recognize refundable credits and a small amount of state taxes in the tax expense for the first quarter of 2025 and 2024. We are in a net deferred tax liability position of $91 thousand at March 29, 2025 and December 28, 2024, which is included in other long-term liabilities in our consolidated condensed balance sheets.

We account for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $564 thousand and $560 thousand at March 29, 2025 and December 28, 2024, respectively. Such benefits, if recognized, would affect our effective tax rate. There were no significant interest or penalties accrued as of March 29, 2025 and December 28, 2024.

Net Loss

Continuing operations reflected a loss of $1.6 million, or $0.11 per diluted share, in the first quarter of 2025 compared with a loss of $2.4 million, or $0.16 per diluted share, in the same period in 2024. The loss from discontinued operations was $115 thousand in the first quarter of 2025 compared to a loss of $84 thousand in the first quarter of 2024. See Note 20 to the consolidated condensed financial statements for additional details related to discontinued operations.

Table of Contents    25

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 29, 2025, cash provided by operating activities in continuing operations was $7.6 million. An increase in accounts receivable used $4.7 million during the first three months of 2025. Prepaid and other current assets used $517 thousand primarily as a result of prepaid sample and marketing expenses. A decrease in inventory provided $111 thousand and an increase in accounts payable and accrued expenses generated $11.5 million primarily driven by needs to meet higher expected demand in the second quarter.

Purchases of capital assets for the three months ended March 29, 2025 resulted in a $74 thousand cash out flow to the business. Depreciation and amortization for the three months ended March 29, 2025 were $1.4 million. We expect capital expenditures to be approximately $2.5 million in 2025 while depreciation and amortization is expected to be approximately $5.8 million.

During the three months ended March 29, 2025, cash provided by financing activities was $1.7 million. We had net payments on our previous revolving credit facility of $50.0 million and net borrowings on our current revolving credit facility of $54.5 million. We had net payments on notes payable and financing leases of $1.1 million and paid $1.2 million in debt issuance costs for our current revolving facility.

As described in Note 9, our revolving credit facility requires a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce the balance outstanding. This arrangement, combined with the existence of a “subjective acceleration clause” (as defined by U.S. GAAP) in the revolving credit facility, requires the balance on the revolving credit facility to be classified as a current liability. The “subjective acceleration clause” allows the lender to declare an event of default if there is a material adverse change in our business or financial condition. Upon the occurrence of an event of default, the lender may, among other things, declare all obligations payable in full. We have $54.5 million of outstanding indebtedness under our senior credit facility that is classified as current as of March 29, 2025. As of the date of these financial statements, our existing cash and cash equivalents would not be sufficient to satisfy this debt in whole and meet our operating needs for at least one year after the issuance of these financial statements.

We have evaluated our liquidity position over the next twelve months. In our evaluation, we considered the impact of past operating losses on our liquidity position, the continuing impact of cost reductions implemented under our East Coast Consolidation Plan, lower planned sample investments, additional cost savings expected to be generated from the operations of our extrusion equipment and other cost reductions. We believe, after having reviewed various financial scenarios, our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements under current operating conditions. However, our current forecast projects we may not be able to maintain compliance with certain of our financial covenants under our loan agreements. We have been able to obtain waivers in the past for such violations but it cannot be assured that such waivers will be obtained in the future. Refer to Note 1 in our consolidated condensed financial statements for detail regarding our assessment as a going concern.

Availability under our MidCap Financial Senior Secured Revolving Credit Facility on March 29, 2025 was $12.0 million which is subject to a $6.0 million minimum excess availability requirement. Significant additional cash expenditures above our normal liquidity requirements, significant deterioration in economic conditions or continued operating losses could affect our business and require supplemental financing or other funding sources.

Changes to Critical Accounting Policies

Our critical accounting policies were outlined in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no changes in our critical accounting policies during 2025.

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

At March 29, 2025, $75,901, or approximately 87% of our total debt, was subject to short-term floating interest rates. A one-hundred basis point fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax
Table of Contents    26

impact of approximately $759. Included in the $75,901, is the amount outstanding for term loans of $21,426. Both loans are currently set to bear interest of 5% for five years. Every five years, these rates will be reset to reflect the then current 5-year treasury rate plus a margin. A one-hundred basis point fluctuation in the interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $214. See Note 9 to the consolidated condensed financial statements for further discussion of these loans.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 29, 2025, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that, as of the Evaluation Date, that due to the existence of a material weakness in our internal control over financial reporting described below, that our disclosure controls and procedures were not effective. However, giving full consideration to the deficiency, we have concluded that that the Consolidated Condensed Financial Statements included in this interim report present fairly, in all material respects our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted principles.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our interim or annual financial statements will not be prevented or detected on a timely basis. During our assessment of internal control over financial reporting as of December 28, 2024, we identified the following material weaknesses:

•Inadequate presentation and disclosure requirements of debt - Our revolving credit facility required a reclassification to a current liability as the refinanced credit facility subsequent to year-end included a subjective acceleration clause and lockbox arrangement which required the financial statement presentation as current. We originally calculated a covenant in a method that differed from the contractual terms, which is included in our going concern assessment. In preparing the fair value of debt disclosure, we did not formally re-evaluate our credit rating. With the refinance of the revolving credit facility, we had an observable transaction to provide supporting evidence. The current conditions and this transaction indicated a credit rating that was different than was originally used by us and resulted in a re-evaluation of our credit rating used and an adjustment to the disclosure.
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
Table of Contents    27

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures, as well as diverse interpretation of U.S. generally accepted accounting principles by accounting professionals. It is also possible that internal control over financial reporting can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. These inherent limitations are known features of the financial reporting process; therefore, while it is possible to design into the process safeguards to reduce such risk, it is not possible to eliminate all risk.

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

On February 14, 2025, we were sued along with 15 other named defendants in a matter styled: Stephens v the Dixie Group, Inc. et al. In the Superior Court of Gordon County, Georgia, case number 25CV7507. The case seeks unspecified monetary and other damages alleged to have been suffered by plaintiffs as landowners by the discharge of PFOA, PFOS and related chemicals in proximity to or directly adjacent to their property. We intend to file an answer to the complaint, denying liability, and to vigorously defend the matter.

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

Additional tariffs on product imported to the U.S., retaliatory trade actions taken by other countries and resulting trade wars may have a material adverse impact on our business.

Our business is subject to risks related to tariffs and other trade policies put in place by the U.S. or other countries. In 2025, the U.S. government announced the intention to impose additional tariffs on certain goods imported from numerous countries, and multiple nations, including China, responded with reciprocal tariffs and other trade actions. The recent enactment of tariffs by the U.S. government, along with the unpredictability of the rates, poses a significant risk to our business operations and may
Table of Contents    29

materially increase our costs and reduce our margins. The tariffs may also lead to higher pricing for our products, potentially reducing consumer demand and impacting our sales volume. We are actively monitoring the impact of any tariffs that become effective, as well as potential retaliatory tariffs imposed by other countries. We are currently analyzing strategies that can be taken to moderate or minimize the effects of these trade actions, including evaluating the country of origin for sourcing product into the U.S., negotiating with suppliers and adjusting our pricing strategies. However, there can be no assurance that these measures will be successful, or that they will offset the negative impact of the tariffs on our business.

Given the uncertainty regarding scope and duration of the current and potential tariffs, as well as the potential for additional trade actions by the U.S. or other countries, the specific impact to our business, results of operations, cash flows and financial condition is uncertain but could be material.

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

Table of Contents    30

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
Table of Contents    31

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

Table of Contents    32

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

Global and/or local pandemics, such as COVID-19, could negatively impacted areas where we operate and sell our products and services. The COVID-19 outbreak in the 2020 had a material adverse effect on our ability to operate and our results of operations as public health organizations recommended, and many governments implemented, measures to slow and limit the transmission of the virus, including shelter in place and social distancing ordinances. Although the accessibility of vaccines and other preventive measures have lessened the impact, new variants or other pandemics may necessitate a return of such restrictive, preventive measures which may have a material adverse effect on our business for an indefinite period of time, such as the potential shut down of certain locations, decreased employee availability, disruptions to the businesses of our selling channel partners, and others. Our suppliers and customers may also face these and other challenges, which could lead to a disruption in our supply chain as well as decreased construction and renovation spending and consumer demand for our products and services.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

The following table provides information regarding our repurchases of our Common Stock Shares during the three months ended March 29, 2025:

Fiscal Month Ending	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs (1)
February 1, 2025	—	$—	—
March 1, 2025	—	—	—
March 29, 2025	—	—	—
Three Months Ended March 29, 2025	—	$—	—	$—
(1)We currently do not have an active stock repurchase plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits
(a.)Exhibits

    31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Table of Contents    34

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

THE DIXIE GROUP, INC.
(Registrant)

Date: May 9, 2025	By: /s/ Allen L. Danzey
Allen L. Danzey Vice President and Chief Financial Officer

Table of Contents    36