Form 10-Q
period 2025-06-28
DIXIE GROUP INC
filed 2025-08-08
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 28, 2025
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of August 1, 2025
Common Stock, $3 Par Value	13,976,735 shares
Class B Common Stock, $3 Par Value	1,240,285 shares
Class C Common Stock, $3 Par Value	0 shares
Table of Contents    1

THE DIXIE GROUP, INC.

Table of Contents    2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(amounts in thousands, except share data)

	June 28, 2025	December 28, 2024
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$4,386	$19
Receivables, net of allowances for expected credit losses of $539 and $454	28,891	23,325
Inventories, net	67,381	66,852
Prepaid and other current assets	5,965	5,643
TOTAL CURRENT ASSETS	106,623	95,839

PROPERTY, PLANT AND EQUIPMENT, NET	31,315	33,747
OPERATING LEASE RIGHT-OF-USE ASSETS	26,127	25,368
RESTRICTED CASH	4,309	—
OTHER ASSETS	18,870	19,854
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	1,139	1,064
TOTAL ASSETS	$188,383	$175,872

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$26,319	$14,884
Accrued expenses	15,100	15,057
Current portion of long-term debt	57,311	53,818
Current portion of operating lease liabilities	4,437	3,804
Current liabilities of discontinued operations	1,115	1,156
TOTAL CURRENT LIABILITIES	104,282	88,719

LONG-TERM DEBT, NET	26,123	28,530
OPERATING LEASE LIABILITIES	22,591	22,295
OTHER LONG-TERM LIABILITIES	16,100	16,712
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	3,480	3,398
TOTAL LIABILITIES	172,576	159,654

COMMITMENTS AND CONTINGENCIES (See Note 17)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 13,976,735 shares for 2025 and 13,997,446 shares for 2024	41,930	41,992
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 1,240,285 shares for 2025 and 1,249,302 shares for 2024	3,721	3,748
Additional paid-in capital	160,117	159,892
Accumulated deficit	(190,237)	(189,700)
Accumulated other comprehensive income	276	286
TOTAL STOCKHOLDERS' EQUITY	15,807	16,218
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$188,383	$175,872

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    3

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
NET SALES	$68,573	$70,507	$131,563	$135,761
Cost of sales	48,557	50,694	94,645	100,139
GROSS PROFIT	20,016	19,813	36,918	35,622

Selling and administrative expenses	16,778	17,376	33,652	33,748
Other operating income, net	(68)	(105)	(166)	(52)
Facility consolidation and severance expenses, net	117	247	232	489
OPERATING INCOME	3,189	2,295	3,200	1,437

Interest expense	1,872	1,620	3,365	3,152
Other (income) expense, net	(4)	4	84	8
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	1,321	671	(249)	(1,723)
Income tax provision	67	4	79	20
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,254	667	(328)	(1,743)
Loss from discontinued operations, net of tax	(94)	(64)	(209)	(148)
NET INCOME (LOSS)	$1,160	$603	$(537)	$(1,891)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.08	$0.04	$(0.02)	$(0.12)
Discontinued operations	(0.01)	(0.00)	(0.01)	(0.01)
Net income (loss)	$0.07	$0.04	$(0.03)	$(0.13)

BASIC SHARES OUTSTANDING	14,496	14,894	14,431	14,872

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.08	$0.04	$(0.02)	$(0.12)
Discontinued operations	(0.01)	(0.00)	(0.01)	(0.01)
Net income (loss)	$0.07	$0.04	$(0.03)	$(0.13)

DILUTED SHARES OUTSTANDING	14,589	14,987	14,431	14,872

DIVIDENDS PER SHARE:
Common Stock	$—	$—	$—	$—
Class B Common Stock	—	—	—	—

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    4

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
NET INCOME (LOSS)	$1,160	$603	$(537)	$(1,891)

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Reclassification of net actuarial gain into earnings from postretirement benefit plans (1)	(5)	(5)	(10)	(10)
Income taxes	—	—	—	—
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(5)	(5)	(10)	(10)

TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAX	(5)	(5)	(10)	(10)

COMPREHENSIVE INCOME (LOSS)	$1,155	$598	$(547)	$(1,901)

(1) Amounts for postretirement plans reclassified from accumulated other comprehensive income to net income (loss) were included in selling and administrative expenses in the Company's consolidated condensed statements of operations.

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    5

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Six Months Ended
	June 28, 2025	June 29, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(328)	$(1,743)
Loss from discontinued operations	(209)	(148)
Net loss	(537)	(1,891)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,783	3,260
Net gain on property, plant and equipment disposals	(45)	(37)
Stock-based compensation expense	162	259
Expense for expected credit losses	132	74
Loss on extinguishment of debt	66	—
Changes in operating assets and liabilities:
Receivables	(5,698)	(4,407)
Inventories	(529)	80
Prepaid and other current assets	(322)	(5,254)
Accounts payable and accrued expenses	11,948	5,370
Other operating assets and liabilities	532	80
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	8,701	(2,318)
NET CASH USED IN OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	(243)	(212)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	45	37
Purchase of property, plant and equipment	(155)	(1,351)
Joint venture capital distributions	—	43
NET CASH USED IN INVESTING ACTIVITIES	(110)	(1,271)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on previous revolving credit facility	(50,000)	5,583
Borrowings on current revolving credit facility	128,164	—
Payments on current revolving credit facility	(73,902)	—
Payments on notes payable - buildings and other term loans	(1,074)	(872)
Payments on notes payable - other	(1,023)	(1,419)
Payments on finance leases	(75)	(17)
Change in outstanding checks in excess of cash	(470)	875
Repurchases of Common Stock	(26)	(345)
Payments for debt issuance costs	(1,266)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	328	3,805

INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	8,676	4
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	19	79
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$8,695	$83

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	4,386	83
Restricted cash	4,309	—
Total cash, cash equivalents and restricted cash	$8,695	$83

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$3,281	$3,363
Income taxes paid, net of tax refunds	69	157
Right-of-use assets obtained in exchange for new operating lease liabilities	2,996	411
Deposits utilized on property, plant & equipment purchases	—	6,530

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    6

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(amounts in thousands, except share data)

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 28, 2024	$41,992	$3,748	$159,892	$(189,700)	$286	$16,218
Restricted stock grants forfeited - 1,551 shares	(4)	—	4	—	—	—
Stock-based compensation expense	—	—	101	—	—	101
Net loss	—	—	—	(1,697)	—	(1,697)
Other comprehensive loss	—	—	—	—	(5)	(5)
Balance at March 29, 2025	$41,988	$3,748	$159,997	$(191,397)	$281	$14,617
Repurchases of Common Stock - 60,177 shares	(181)	—	155	—	—	(26)
Class B converted into Common Stock - 9,017 shares	27	(27)	—	—	—	—
Restricted stock grants issued - 32,000 shares	96	—	(96)	—	—	—
Stock-based compensation expense	—	—	61	—	—	61
Net income	—	—	—	1,160	—	1,160
Other comprehensive loss	—	—	—	—	(5)	(5)
Balance at June 28, 2025	$41,930	$3,721	$160,117	$(190,237)	$276	$15,807

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 30, 2023	$43,228	$3,363	$159,132	$(176,700)	$268	$29,291
Repurchases of Common Stock - 52,091 shares	(156)	—	124	—	—	(32)
Class B converted into Common Stock - 5,980 shares	18	(18)	—	—	—	—
Restricted stock grants issued - 411,537 shares	832	403	(1,235)	—	—	—
Stock-based compensation expense	—	—	156	—	—	156
Net loss	—	—	—	(2,494)	—	(2,494)
Other comprehensive loss	—	—	—	—	(5)	(5)
Balance at March 30, 2024	$43,922	$3,748	$158,177	$(179,194)	$263	$26,916
Repurchases of Common Stock - 351,183 shares	(1,054)	—	741	—	—	(313)
Common Stock issued - 37,501 shares	113	—	(113)	—	—	—
Restricted stock grants issued - 32,000 shares	96	—	(96)	—	—	—
Restricted stock grants forfeited - 21,200 shares	(64)	—	64	—	—	—
Stock-based compensation expense	—	—	103	—	—	103
Net income	—	—	—	603	—	603
Other comprehensive loss	—	—	—	—	(5)	(5)
Balance at June 29, 2024	$43,013	$3,748	$158,876	$(178,591)	$258	$27,304

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    7

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements which do not include all the information and notes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Dixie Group, Inc.'s and its wholly-owned subsidiaries (the "Company") 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 28, 2024. Significant intercompany accounts and transactions have been eliminated in consolidation. The balance sheet as of December 28, 2024 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. Operating results for the three and six month periods ended June 28, 2025 are not necessarily indicative of the results that may be expected for the entire 2025 year.

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

The assessment of liquidity and going concern requires the Company to make estimates of future activity and judgments about whether the Company will be compliant with financial covenant calculations under its debt and other agreements and has adequate liquidity to operate. The Company has sustained net losses for the six month periods ended June 28, 2025 and June 29, 2024. Also, as described in Note 9, the Company's revolving credit facility requires a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce the balance outstanding. This arrangement, combined with the existence of a “subjective acceleration clause” (as defined by U.S. GAAP) in the revolving credit facility, requires the balance on the revolving credit facility to be classified as a current liability. The “subjective acceleration clause” allows the lender to declare an event of default if there is a material adverse change in the Company's business or financial condition. Upon the occurrence of an event of default, the lender may, among other things, declare all obligations payable in full. The Company has $54,262 of outstanding indebtedness under its senior credit facility that is classified as current as of June 28, 2025. As of the date of these financial statements, the Company’s existing cash and cash equivalents would not be sufficient to satisfy this debt in whole and meet the Company’s operating needs for at least one year after the issuance of these financial statements.

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

The Company determined that the Entity is a VIE and the Company's arrangement represents a variable interest in the Entity. The Company has determined that the governance and operating structures of this VIE do not allow it to direct the activities that would significantly affect the Entity's economic performance. In addition, the Company does not have an obligation to absorb losses of the Entity. Therefore, the Company is not the primary beneficiary, and the results of operations and financial position of this VIE are not included in the Company's consolidated condensed financial statements. The Company believes its maximum exposure of this unconsolidated VIE is the current carrying value of the equipment at the Entity's location. The carrying value and maximum exposure of this unconsolidated VIE was $7,020 as of June 28, 2025, and is included within property, plant and equipment, net on the Company’s consolidated condensed balance sheets.

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

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue by end-user markets for the three and six month periods ended June 28, 2025 and June 29, 2024:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Residential floorcovering products	$67,707	$69,579	$129,714	$133,905
Other services	866	928	1,849	1,856
Total net sales	$68,573	$70,507	$131,563	$135,761

Residential floorcovering products. Residential floorcovering products include broadloom carpet, rugs, luxury vinyl flooring and engineered hardwood. These products are sold into the designer, retailer, mass merchant and builder markets.

Other services. Other services include carpet yarn processing and carpet dyeing services.

Contract Balances

Other than receivables that represent an unconditional right to consideration, which are presented separately (See Note 4), the Company does not recognize any contract assets which give conditional rights to receive consideration, as the Company does not incur costs to obtain customer contracts that are recoverable. The Company may receive cash payments from customers in advance of the Company’s performance for limited production run orders resulting in contract liabilities. These contract liabilities are classified in accrued expenses in the consolidated condensed balance sheets based on the timing of when the Company expects to recognize revenue, which is typically less than a year. The net decrease or increase in the contract liabilities is primarily driven by order activity for limited runs requiring deposits offset by the recognition of revenue and the application of deposit on the receivables ledger for such activity during the period. The activity in the advanced deposits for the three and six month periods ended June 28, 2025 and June 29, 2024 is as follows:

Table of Contents    10

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Beginning contract liability	$805	$1,367	$728	$966
Revenue recognized from contract liabilities included in the beginning balance	(431)	(1,062)	(762)	(776)
Increases due to cash received, net of amounts recognized in revenue during the period	350	453	758	568
Ending contract liability	$724	$758	$724	$758
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

Warranties

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products for a period of up to two years. The Company accrues for estimated future assurance warranty costs in the period in which the sale is recorded. The costs are included in cost of sales in the consolidated condensed statements of operations and the product warranty reserve is included in accrued expenses in the consolidated condensed balance sheets. The Company calculates its accrual using the portfolio approach based upon historical experience and known trends. The Company does not provide an additional service-type warranty (See Note 8).

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

	June 28, 2025	December 28, 2024
Customers, trade	$27,913	$22,195
Other receivables	1,517	1,584
Gross receivables	29,430	23,779
Less: allowance for expected credit losses	539	454
Receivables, net	$28,891	$23,325

The activity related to the allowance for expected credit losses is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Beginning balance	$503	$474	$454	$440
Expense for expected credit losses	52	(14)	132	74
Less amounts written-off, net of recoveries	16	6	47	60
Ending balance	$539	$454	$539	$454

NOTE 5 - INVENTORIES, NET

Inventories are summarized as follows:

	June 28, 2025	December 28, 2024
Raw materials	$20,795	$22,093
Work-in-process	10,661	11,587
Finished goods	55,584	54,631
Supplies and other	111	94
LIFO reserve	(19,770)	(21,553)
Inventories, net	$67,381	$66,852

Table of Contents    12

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	June 28, 2025	December 28, 2024
Land and improvements	$3,434	$3,434
Buildings and improvements	41,619	41,619
Machinery and equipment	161,908	163,839
Assets under construction	353	327
	207,314	209,219
Accumulated depreciation	(175,999)	(175,472)
Property, plant and equipment, net	$31,315	$33,747

Depreciation of property, plant and equipment, including amounts for finance leases, totaled $1,294 and $2,587 in the three and six months ended June 28, 2025, respectively and $1,696 and $3,172 in the three and six months ended June 29, 2024.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	June 28, 2025	December 28, 2024
Compensation and benefits	$5,348	$4,418
Provision for customer rebates, claims and allowances	6,117	6,921
Advanced customer deposits	724	728
Outstanding checks in excess of cash	—	470
Other	2,911	2,520
Accrued expenses	$15,100	$15,057

NOTE 8 - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products. Product warranty reserves are included in accrued expenses in the Company's consolidated condensed balance sheets. The following is a summary of the Company's product warranty activity for continuing operations:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Product warranty reserve at beginning of period	$563	$701	$598	$735
Warranty liabilities accrued	181	218	354	375
Warranty liabilities settled	(209)	(266)	(417)	(457)
Product warranty reserve at end of period	$535	$653	$535	$653

Table of Contents    13

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 9 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	June 28, 2025	December 28, 2024
Revolving credit facility - Fifth Third Bank	$—	$50,000
Revolving credit facility - MidCap Financial IV Trust	54,262	—
Term loans	20,886	21,960
Notes payable - other	10,140	11,163
Finance lease obligations	381	456
Deferred financing costs, net	(2,235)	(1,231)
Total debt	83,434	82,348
Less: current portion of long-term debt	57,311	53,818
Long-term debt	$26,123	$28,530

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

The agreement was subject to customary terms and conditions and annual administrative fees with pricing varying on excess availability and a fixed charge coverage ratio. The agreement was also subject to certain compliance, affirmative, and financial covenants. The Company was only subject to the financial covenants if borrowing availability was less than 12.5% of the lesser of the total loan availability of $75,000 or total collateral available, and remained until the availability was greater than 12.5% for thirty consecutive days.

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

Advances under the revolving credit facility bear interest at annual rates equal to SOFR (plus a 0.11448% SOFR adjustment) for a 1 month period, as defined with a floor of 1.00% or published SOFR, plus an applicable margin ranging between 3.75% and 4.25%. The applicable margin is determined based on the revolving loan availability percentage under the revolving credit facility with margins increasing as availability decreases. The Company is subject to a minimum excess availability covenant that is based upon a fixed charge coverage ratio and must be above a 1.10 to 1.00 ratio. The Company is subject to a monthly rolling minimum EBITDA requirement if availability is under 20% of the loan. The credit agreement is subject to customary terms and conditions and annual administrative and unused line fees with pricing varying based on excess availability. As of June 28, 2025,
Table of Contents    14

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
the unused borrowing availability under the MidCap revolving credit facility was $13,055 which is subject to a $6,000 minimum excess availability requirement.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Debt Maturities

Maturities of long-term debt for periods following June 28, 2025 are as follows:

	Long-Term Debt	Finance Leases (See Note 10)	Total
Remaining for 2025	$55,841	$67	$55,908
2026	2,657	160	2,817
2027	2,837	136	2,973
2028	3,221	18	3,239
2029	3,196	—	3,196
Thereafter	17,536	—	17,536
Total maturities of long-term debt	$85,288	$381	$85,669
Deferred financing costs, net	(2,235)	—	(2,235)
Total long-term debt	$83,053	$381	$83,434

NOTE 10 - LEASES

Leases as Lessee

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	June 28, 2025	December 28, 2024
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$26,127	$25,368

Current portion of operating lease liabilities	Current portion of operating lease liabilities	$4,437	$3,804
Noncurrent portion of operating lease liabilities	Operating lease liabilities	22,591	22,295
Total operating lease liabilities		$27,028	$26,099

Finance Leases:
Finance lease right-of-use assets	Property, plant, and equipment, net	$430	$498

Current portion of finance lease liabilities	Current portion of long-term debt	$145	$142
Noncurrent portion of finance lease liabilities	Long-term debt	236	314
Total financing lease liabilities		$381	$456

Lease cost recognized in the consolidated condensed financial statements is summarized as follows:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Operating lease cost	$1,687	$1,443	$3,119	$2,937

Finance lease cost:
Amortization of lease assets	$25	$3	$49	$7
Interest on lease liabilities	6	2	12	4
Total finance lease costs	$31	$5	$61	$11

Table of Contents    16

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
Other supplemental information related to leases is summarized as follows:

	June 28, 2025	June 29, 2024
Weighted average remaining lease term (in years):
Operating leases	5.72	6.76
Finance leases	2.47	4.17

Weighted average discount rate:
Operating leases	7.29%	6.80%
Finance leases	5.59%	6.69%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,016	$2,919
Operating cash flows from finance leases	12	4
Financing cash flows from finance leases	75	17

The following table summarizes the Company's future minimum lease payments under non-cancellable contractual obligations for operating and financing liabilities as of June 28, 2025:

Fiscal Year	Operating Leases	Finance Leases
Remaining for 2025	$3,225	$75
2026	6,212	174
2027	6,381	141
2028	5,822	19
2029	4,987	—
Thereafter	6,747	—
Total future minimum lease payments (undiscounted)	33,374	409
Less: Present value discount	6,346	28
Total lease liability	$27,028	$381

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

Lease income and sublease income related to fixed lease payments is recognized in other operating (income) expense, net in the consolidated condensed statement of operations because they are not ordinary activities of the Company and is summarized as follows:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Operating lease income	$566	$422	$1,030	$797

Table of Contents    17

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
The following table summarizes the Company's undiscounted lease payments to be received under operating leases including amounts to be paid by the Company to the head lessor for the next five years and thereafter as of June 28, 2025:

Fiscal Year	Gross Lease Payments	Payments to Head Lessor	Net Lease Payments
2025	$1,071	$211	$860
2026	2,177	430	1,747
2027	2,221	438	1,783
2028	2,265	447	1,818
2029	2,311	456	1,855
Thereafter	11,832	2,273	9,559
Total	$21,877	$4,255	$17,622

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

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	June 28, 2025		December 28, 2024
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$4,386	$4,386	$19	$19
Restricted cash	4,309	4,309	—	—

Financial liabilities:
Long-term debt, including current portion	$83,053	$62,230	$81,892	$73,249
Finance leases, including current portion	381	337	456	434

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 12 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers approximately 98% of the Company's current associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $85 and $89 for the three months ended June 28, 2025 and June 29, 2024, respectively and $173 and $185 for the six months ended June 28, 2025 and June 29, 2024, respectively.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers associates at one facility who are under a collective-bargaining agreement. The number of associates under the plan represents approximately 2% of the Company's total current associates. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $1 and $1 for the three months ended June 28, 2025 and June 29, 2024, respectively and $2 and $2 for the six months ended June 28, 2025 and June 29, 2024, respectively.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations for continuing operations owed to participants under this plan were $15,789 at June 28, 2025 and $16,411 at December 28, 2024 and are included in other long-term liabilities in the Company's consolidated condensed balance sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies for continuing operations was $15,486 at June 28, 2025 and $16,537 at December 28, 2024 and is included in other assets in the Company's consolidated condensed balance sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. Expenses related to the multi-employer pension plan were $7 and $7 for the three months ended June 28, 2025 and June 29, 2024, respectively and $13 and $13 for the six months ended June 28, 2025 and June 29, 2024, respectively. If the Company were to withdraw from the multi-employer plan, a withdrawal liability would be due, the amount of which would be determined by the plan. The withdrawal liability, as determined by the plan, would be a function of contribution rates, fund status, discount rates and various other factors at the time of any such withdrawal.

NOTE 13 - INCOME TAXES
TE 13 - INCOME TAXES
The effective tax rate for the three and six months ending June 28, 2025 was 5.07% and 31.73%, respectively and the effective tax rate for the three and six months ending June 29, 2024 was 0.60% and 1.16%, respectively. Because the Company maintains a full valuation allowance against its deferred income tax balances, the Company is only able to recognize refundable credits and a small amount of state taxes in the tax expense for the three and six months of 2025. The Company is in a net deferred tax liability position of $91 and $91 at June 28, 2025 and December 28, 2024, respectively, which is included in other long-term liabilities in the Company's consolidated condensed balance sheets.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $568 and $560 at June 28, 2025 and December 28, 2024, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of June 28, 2025 and December 28, 2024.

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

On July 4, 2025, the One Big Beautiful Bill Act was enacted in the U.S. The bill contained multiple corporate tax provisions, the impact of which the Company is in the process of evaluating.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Basic earnings (loss) per share:
Income (loss) from continuing operations	$1,254	$667	$(328)	$(1,743)
Less: Allocation of earnings to participating securities	(59)	(39)	—	—
Income (loss) from continuing operations available to common shareholders - basic	$1,195	$628	$(328)	$(1,743)
Basic weighted-average shares outstanding (1)	14,496	14,894	14,431	14,872
Basic earnings (loss) per share - continuing operations	$0.08	$0.04	$(0.02)	$(0.12)

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to common shareholders - basic	$1,195	$628	$(328)	$(1,743)
Add: Undistributed earnings reallocated to unvested shareholders	—	—	—	—
Income (loss) from continuing operations available to common shareholders - basic	$1,195	$628	$(328)	$(1,743)
Basic weighted-average shares outstanding (1)	14,496	14,894	14,431	14,872
Effect of dilutive securities:
Stock options (2)	—	—	—	—
Directors' stock performance units (2)	93	93	—	—
Diluted weighted-average shares outstanding (1)(2)	14,589	14,987	14,431	14,872
Diluted earnings (loss) per share - continuing operations	$0.08	$0.04	$(0.02)	$(0.12)

(1)Includes Common and Class B Common shares, excluding unvested participating securities of 690 thousand as of June 28, 2025 and 906 thousand as of June 29, 2024.
(2)Shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded to the extent they are anti-dilutive. There were 469 thousand and 487 thousand aggregate shares excluded for the three and six months ended June 28, 2025 and June 29, 2024, respectively.

NOTE 15 - STOCK-BASED COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's consolidated condensed statements of operations. The Company's stock compensation expense was $61 and $103 for the three months ended June 28, 2025 and June 29, 2024, respectively and $162 and $259 for the six months ended June 28, 2025 and June 29, 2024, respectively.

On May 7, 2025, the Company issued 32,000 shares of restricted stock to the Company's non-employee directors. The grant-date fair value of the awards was $22, or $0.69 per share, and is expected to be recognized as stock compensation expense over a weighted-average period of 1.0 year from the date the awards were granted. Each award is subject to a continued service condition. The fair value of each restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

Table of Contents    20

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive income, net of tax, are as follows:

Post-Retirement Liabilities
Balance at December 28, 2024	$286
Reclassification of net actuarial gain into earnings from postretirement benefit plans	(10)
Balance at June 28, 2025	$276

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Contingencies

The Company assesses its exposure related to legal matters, including those pertaining to product liability, safety and health matters and other items that arise in the regular course of its business. If the Company determines that it is probable a loss has been incurred, the amount of the loss, or an amount within the range of loss, that can be reasonably estimated will be recorded. There are no pending or threatened legal matters for which a reasonably estimated range of losses can be determined, and accordingly, the Company has not identified any such legal matters that could have a material adverse effect on its consolidated condensed results of operations, financial position or cash flows.

Legal Proceedings

The Company has been sued together with 15 other defendants in a civil action filed January 22, 2024, in the Superior Court of Gordon County Georgia. The case is styled: Moss Land Company, LLC and Revocable Living Trust of William Darryl Edwards, by and through William Darryl Edwards, Trustee vs. City of Calhoun et al., Civil Action Number 24CV73929. The plaintiffs are two landowners located in Gordon County Georgia. The relief sought is compensation for alleged damages to the plaintiffs’ real property, an injunction from alleged further damage to their property and abatement of alleged nuisance related to the presence of PFAS and related chemicals on their property. The Plaintiffs allege that such chemicals have been deposited on their property by the City of Calhoun as a byproduct of treating water containing such chemicals used by manufacturing operations in and around Calhoun Georgia. The defendants include the City of Calhoun Georgia, several other carpet manufacturers, and certain manufacturers and sellers of chemicals containing PFAS. No specific amount of damages has been demanded. The Company has filed an answer denying liability and is vigorously defending the matter.

Table of Contents    21

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
On March 1, 2024, the City of Calhoun Georgia served an answer and crossclaim for damages and injunctive relief in the pending matter styled: In re: Moss Land Company, LLC and Revocable living Trust of William Darryl Edwards by and through William Darryl Edwards, Trustee v. The Dixie Group, Inc., in the Superior Court of Gordon County Georgia, case Number: 24CV73929. In its Answer and Crossclaim defendant Calhoun sues The Dixie Group, Inc. and other named carpet manufacturing defendants for unspecified monetary damages and other injunctive relief based on injury claimed to have resulted from defendant’s use and disposal of chemical wastewater containing PFAS chemicals. The Company has filed an answer denying liability and is vigorously defending the matter.

On May 7, 2024, the Company was sued, together with 15 other named defendants, in a matter styled William Hartwell Brooks, et al v. the City of Calhoun Georgia, in the Superior Court of Gordon County Georgia, civil action number 24CV74289. The case seeks unspecified monetary and other damages alleged to have been suffered by plaintiffs as landowners by the discharge of PFAS chemicals in proximity to or directly adjacent to their properties. The Company has filed an answer denying liability and is vigorously defending the matter.

On July 25, 2024, the City of Calhoun, Georgia served an answer and crossclaim for damages and injunctive relief in the pending matter styled: William Hartwell Brooks, et al v the City of Calhoun Georgia, in Superior Court of Gordon County Georgia, civil action number 24CV74289. In its Answer and Crossclaim, defendant Calhoun sues The Dixie Group, Inc. and other named carpet manufacturing defendants for unspecified monetary damages and other injunctive relief based on injury claimed to have resulted from defendant's use and disposal of chemical waste water containing PFAS chemicals. The Company has filed an answer denying liability and is vigorously defending the matter.

On January 28, 2025, the Company was sued along with 15 other named defendants in a matter styled: Stephens v the Dixie Group, Inc. et al., in the Superior Court of Gordon County, Georgia, case number 25CV7507. The case seeks unspecified monetary and other damages alleged to have been suffered by plaintiffs as landowners by the discharge of PFOA, PFOS and related chemicals in proximity to or directly adjacent to their property. The Company has filed an answer denying liability and is vigorously defending the matter.

On June 27, 2025, pursuant to plaintiffs’ second amended complaint, the Company was sued along with 21 other named defendants in a matter styled: The City of Chatsworth, Georgia v. 3M Company, et al., in the Superior court of Murray County, Georgia, case No. 25C10245. The case seeks unspecified monetary and other damages alleged to have been suffered by plaintiffs as a result of the manufacture, use and discharge of PFOA, PFOS, and related chemicals by defendants in Murray County, and the consequent alleged pollution of ground and surface waters in said County. The Company has answered the complaint, denied liability, and is defending the matter vigorously.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 18 - OTHER (INCOME) EXPENSE, NET

Other operating (income) expense, net is summarized as follows:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Other operating (income) expense, net:
Gain on property, plant and equipment disposals	$(15)	$(37)	$(45)	$(37)
Loss on currency exchanges	16	47	60	85
Retirement expense (income)	7	36	(14)	67
Insurance proceeds	—	(161)	—	(161)
Lease income	(566)	(422)	(1,030)	(797)
Lease expenses	510	463	918	816
Miscellaneous income	(20)	(31)	(55)	(25)
Other operating income, net	$(68)	$(105)	$(166)	$(52)

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

Costs related to the facility consolidation plans are summarized as follows:

					As of June 28, 2025
	Accrued Balance at December 28, 2024	2025 Expenses To Date (1)	2025 Cash Payments	Accrued Balance at June 28, 2025	Total Costs Incurred To Date	Total Expected Costs
Consolidation of East Coast Manufacturing Plan	$—	$175	$175	$—	$8,308	$8,496

Asset Impairments/Non-Cash Items	$—	$57	$—	$—	$2,683	$2,912

	Accrued Balance at December 30, 2023	2024 Expenses To Date (1)	2024 Cash Payments	Accrued Balance at June 29, 2024
Consolidation of East Coast Manufacturing Plan	$36	$215	$238	$13

Asset Impairments/Non-Cash Items	$—	$274	$—	$—

(1) Costs incurred under these plans are classified as "facility consolidation and severance expenses, net" in the Company's consolidated condensed statements of operations.

Table of Contents    23

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 20 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Loss from discontinued operations:
Workers' compensation costs from former textile operations	$(4)	$(30)	$(33)	$(63)
Commercial business operations	(93)	(34)	(179)	(85)
Loss from discontinued operations, before taxes	$(97)	$(64)	$(212)	$(148)
Income tax benefit	(3)	—	(3)	—
Loss from discontinued operations, net of tax	$(94)	$(64)	$(209)	$(148)

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

Environmental remediation costs from former textile operations

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $2,126 as of June 28, 2025 and $2,174 as of December 28, 2024. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from the Company's estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

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

The Company reclassified the following assets and liabilities for discontinued operations in the accompanying consolidated condensed balance sheets:

	June 28, 2025	December 28, 2024
Long Term Assets of Discontinued Operations:
Other assets	$1,139	$1,064
Long Term Assets Held for Discontinued Operations	$1,139	$1,064

Current Liabilities of Discontinued Operations:
Accounts payable	$121	$121
Accrued expenses	994	1,035
Current Liabilities Held for Discontinued Operations	$1,115	$1,156

Long Term Liabilities of Discontinued Operations:
Other long term liabilities	$3,480	$3,398
Long Term Liabilities Held for Discontinued Operations	$3,480	$3,398

For the three and six months ended June 28, 2025 and June 29, 2024, the Company reclassified the following operations of the Commercial business included in discontinued operations in the accompanying consolidated condensed statements of operations:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$—	$—	$—	$—
Cost of sales	93	37	179	151
Gross profit	(93)	(37)	(179)	(151)

Selling and administrative expenses	—	(3)	—	(66)
Loss from discontinued Commercial business operations	$(93)	$(34)	$(179)	$(85)

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
The following table outlines information about the reported segment including net sales, significant segment expenses, and segment operating income for the three and six months ended June 28, 2025 and June 29, 2024.

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$68,573	$70,507	$131,563	$135,761

Less: significant segment expenses (1)
Cost of sales	48,557	50,694	94,645	100,139
Selling expenses	11,963	12,723	23,566	24,279
Administrative expenses	4,815	4,653	10,086	9,469
Segment operating income	3,238	2,437	3,266	1,874

Reconciliation of segment operating income to operating income
Other operating income, net	(68)	(105)	(166)	(52)
Facility consolidation and severance expenses, net	117	247	232	489
Operating income	$3,189	$2,295	$3,200	$1,437

(1)Significant segment expense categories and amounts align with the information that is regularly provided to the CODM, included in the measure of segment profit, and considered to be significant. Amounts include the allocation of corporate overhead.

Geographical Disclosures

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Geographical net sales:
United States	$68,000	$69,470	$130,218	$134,037
Canada	431	710	1,007	1,243
Other	142	327	338	481
Total	$68,573	$70,507	$131,563	$135,761

	June 28 2025	December 28, 2024
Long-lived assets: (1)
United States	$57,332	$59,115
Other	—	—
Total	$57,332	$59,115

(1)Long-lived assets are comprised of property, plant and equipment - net and operating lease right-of-use assets.

Table of Contents    25

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

We continue to monitor recent trade policy and tariff announcements, including various executive orders issued by the current U.S. presidential administration. Increased restrictions on global trade, including an increase in U.S. tariffs and any retaliatory responses thereto, could result in, among other things, increased input costs, supply chain disruptions, and decreased consumer demand, any of which may adversely affect our business financial condition and results of operations. We are working to determine our overall tariff cost exposure, the potential impact of retaliatory responses thereto, if any, and mitigation plans. Given the timing, uncertainty and fluidity of the evolving global trade environment, the impact to our business, financial condition and results of operations cannot be predicted.

Table of Contents    26

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
Three Months Ended June 28, 2025 Compared with the Three Months Ended June 29, 2024

Net Sales

	Three Months Ended
($ in thousands)	June 28, 2025	June 29, 2024	Inc./(Dec.)	Inc./(Dec.)
Net Sales	$68,573	$70,507	$(1,934)	(2.7)%

For the second quarter of 2025, our net sales from continuing operations decreased 2.7% compared with the second quarter of 2024. The lower net sales were attributed to continued lower demand within the floorcovering industry and related markets driven by continued high interest rates and inflation.

	Three Months Ended
	June 28, 2025	June 29, 2024
Net sales	100.0%	100.0%
Cost of sales	70.8%	71.9%
Gross profit	29.2%	28.1%
Selling and administrative expenses	24.5%	24.6%
Other operating income, net	(0.1)%	(0.1)%
Facility consolidation and severance expenses, net	0.2%	0.3%
Operating income	4.6%	3.3%

Gross Profit

Gross profit as a percentage of net sales was 29.2% in the second quarter of 2025 compared with 28.1% in the second quarter of 2024. The higher gross profit percentage in 2025 was primarily driven by cost reductions in our operations.

Selling and Administrative Expenses

Selling and administrative expenses were $16.8 million, or 24.5% of net sales, in the second quarter of 2025 compared with $17.4 million, or 24.6% of net sales in the year earlier period. Selling and administrative expenses as a percentage of net sales decreased slightly in the second quarter of 2025 as compared to the second quarter of 2024.

Other Operating Income, Net

Net other operating income was income of $68 thousand in the second quarter of 2025 compared with income of $105 thousand in the second quarter of 2024.

Table of Contents    27

Facility Consolidation and Severance Expenses, Net

Facility consolidation and severance expenses in the second quarter of 2025 were $117 thousand compared with $247 thousand in the second quarter of 2024. The expenses in 2025 and 2024 were related to our restructuring plan for the consolidation of our east coast manufacturing.

Operating Income

We reported operating income of $3.2 million in the second quarter of 2025 compared with operating income of $2.3 million in the second quarter of 2024. The increase in operating income was primarily the result of cost reductions in our operations.

Interest Expense

Interest expense increased $252 thousand in the second quarter of 2025 compared with the second quarter of 2024. The increase is primarily the result of higher interest rates in 2025 on our variable rate debt.

Other (Income) Expense, Net

Net other (income) expense was income of $4 thousand in the second quarter of 2025 compared with an expense of $4 thousand in the second quarter of 2024.

Income Tax Provision

We recorded an income tax expense from continuing operations of $67 thousand in the second quarter of 2025 compared to a income tax expense of $4 thousand in the second quarter of 2024.

The effective tax rate for the three months ending June 28, 2025 was 5.07% compared with an income tax rate of 0.60% for the three months ending June 29, 2024. Because we maintain a full valuation allowance against our deferred tax balances, we are only able to recognize refundable credits and a small amount of state taxes in the tax expense for the second quarter of 2025 and 2024. We are in a net deferred tax liability position of $91 thousand at June 28, 2025 and December 28, 2024, which is included in other long-term liabilities in our consolidated condensed balance sheets.

We account for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $568 thousand and $560 thousand at June 28, 2025 and December 28, 2024, respectively. Such benefits, if recognized, would affect our effective tax rate. There were no significant interest or penalties accrued as of June 28, 2025 and December 28, 2024.

Net Income (Loss)

Continuing operations reflected income of $1.3 million, or $0.08 per diluted share, in the second quarter of 2025 compared with income of $667 thousand, or $0.04 per diluted share, in the same period in 2024. The loss from discontinued operations was $94 thousand in the second quarter of 2025 compared to a loss of $64 thousand in the second quarter of 2024. See Note 20 to the consolidated condensed financial statements for additional details related to discontinued operations.
Table of Contents    28

Six Months Ended June 28, 2025 Compared with the Six Months Ended June 29, 2024

Net Sales

	Six Months Ended
($ in thousands)	June 28, 2025	June 29, 2024	Inc./(Dec.)	Inc./(Dec.)
Net Sales	$131,563	$135,761	$(4,198)	(3.1)%

For the first six months of 2025, our net sales from continuing operations decreased 3.1% compared with the first six months of 2024. The lower net sales were attributed to continued lower demand within the floorcovering industry and related markets driven by continued high interest rates and inflation.

	Six Months Ended
	June 28, 2025	June 29, 2024
Net sales	100.0%	100.0%
Cost of sales	71.9%	73.8%
Gross profit	28.1%	26.2%
Selling and administrative expenses	25.6%	24.9%
Other operating income, net	(0.1)%	(0.1)%
Facility consolidation and severance expenses, net	0.2%	0.4%
Operating income	2.4%	1.0%

Gross Profit

Gross profit as a percentage of net sales was 28.1% in the first six months of 2025 compared with 26.2% in the first six months of 2024. The higher gross profit percentage in 2025 was primarily driven by cost reductions in our operations.

Selling and Administrative Expenses

Selling and administrative expenses were $33.7 million, or 25.6% of net sales, in the first six months of 2025 compared with $33.7 million, or 24.9% of net sales in the year earlier period. Selling and administrative expenses as a percentage of net sales increased in the first six months of 2025 as compared to the first six months of 2024 primarily due to lower sales volume.

Other Operating Income, Net

Net other operating income was income of $166 thousand in the first six months of 2025 compared with income of $52 thousand in the first six months of 2024.

Facility Consolidation and Severance Expenses, Net

Facility consolidation and severance expenses in the first six months of 2025 were $232 thousand compared with $489 thousand in the first six months of 2024. The expenses in 2025 and 2024 were related to our restructuring plan for the consolidation of our east coast manufacturing.

Operating Income

We reported operating income of $3.2 million in the first six months of 2025 compared with operating income of $1.4 million in the first six months of 2024. The increase in operating income was primarily the result of cost reductions in our operations.

Table of Contents    29

Interest Expense

Interest expense increased $213 thousand in the first six months of 2025 compared with the first six months of 2024. The increase is primarily the result of higher interest rates in 2025 on our variable rate debt.

Other (Income) Expense, Net

Net other (income) expense was an expense of $84 thousand in the first six months of 2025 compared with an expense of $8 thousand in the first six months of 2024. Net other (income) expense included a loss of $66 thousand related to an extinguishment of a debt arrangement in the first six months of 2025.

Income Tax Provision

We recorded an income tax expense from continuing operations of $79 thousand in the first six months of 2025 compared to a income tax expense of $20 thousand in the first six months of 2024.

The effective tax rate for the six months ending June 28, 2025 was 31.73% compared with an income tax rate of 1.16% for the six months ending June 29, 2024. Because we maintain a full valuation allowance against our deferred tax balances, we are only able to recognize refundable credits and a small amount of state taxes in the tax expense for the first six months of 2025 and 2024. We are in a net deferred tax liability position of $91 thousand at June 28, 2025 and December 28, 2024, which is included in other long-term liabilities in our consolidated condensed balance sheets.

We account for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $568 thousand and $560 thousand at June 28, 2025 and December 28, 2024, respectively. Such benefits, if recognized, would affect our effective tax rate. There were no significant interest or penalties accrued as of June 28, 2025 and December 28, 2024.

Net Income (Loss)

Continuing operations reflected a loss of $328 thousand, or $0.02 per diluted share, in the first six months of 2025 compared with a loss of $1.7 million, or $0.12 per diluted share, in the same period in 2024. The loss from discontinued operations was $209 thousand in the first six months of 2025 compared to a loss of $148 thousand in the first six months of 2024. See Note 20 to the consolidated condensed financial statements for additional details related to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 28, 2025, cash provided by operating activities in continuing operations was $8.7 million. An increase in accounts receivable used $5.7 million during the first six months of 2025. Prepaid and other current assets used $322 thousand primarily as a result of prepaid sample and marketing expenses. A increase in inventory used $529 thousand and an increase in accounts payable and accrued expenses generated $11.9 million of cash during the first six months.

Purchases of capital assets for the six months ended June 28, 2025 resulted in a $155 thousand cash out flow to the business. Depreciation and amortization for the six months ended June 28, 2025 were $2.8 million. We expect capital expenditures to be approximately $0.8 million in 2025 while depreciation and amortization is expected to be approximately $5.8 million.

During the six months ended June 28, 2025, cash provided by financing activities was $328 thousand. We had net payments on our previous revolving credit facility of $50.0 million and net borrowings on our current revolving credit facility of $54.3 million. We had net payments on notes payable and financing leases of $2.2 million and paid $1.3 million in debt issuance costs for our current revolving facility.

As described in Note 9, our revolving credit facility requires a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce the balance outstanding. This arrangement, combined with the existence of a “subjective acceleration clause” (as defined by U.S. GAAP) in the revolving credit facility, requires the balance on the revolving credit facility to be classified as a current liability. The “subjective acceleration clause” allows the lender to declare an event of default if there is a material adverse change in our business or financial condition. Upon the occurrence of an event of default, the lender may, among other things, declare all obligations payable in full. We have $54.3 million of outstanding indebtedness under our senior credit facility that is classified as current as of June 28, 2025. As of the date of these financial statements, our existing cash and cash equivalents would not be sufficient to satisfy this debt in whole and meet our operating needs for at least one year after the issuance of these financial statements.

We have evaluated our liquidity position over the next twelve months. In our evaluation, we considered the impact of past operating losses on our liquidity position, the continuing impact of cost reductions implemented under our East Coast
Table of Contents    30

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

Availability under our MidCap Financial Senior Secured Revolving Credit Facility on June 28, 2025 was $13.1 million which is subject to a $6.0 million minimum excess availability requirement. Significant additional cash expenditures above our normal liquidity requirements, significant deterioration in economic conditions or continued operating losses could affect our business and require supplemental financing or other funding sources.

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

At June 28, 2025, $75,148, or approximately 88% of our total debt, was subject to short-term floating interest rates. A one-hundred basis point fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $751. Included in the $75,148, is the amount outstanding for term loans of $20,886. Both loans are currently set to bear interest of 5% for five years. Every five years, these rates will be reset to reflect the then current 5-year treasury rate plus a margin. A one-hundred basis point fluctuation in the interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $209. See Note 9 to the consolidated condensed financial statements for further discussion of these loans.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 28, 2025, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that, as of the Evaluation Date, that due to the existence of a material weakness in our internal control over financial reporting described below, that our disclosure controls and procedures were not effective. However, giving full consideration to the deficiency, we have concluded that that the Consolidated Condensed Financial Statements included in this interim report present fairly, in all material respects our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted principles.

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

Table of Contents    31

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We have been sued together with 15 other defendants in a civil action filed January 22, 2024, in the Superior Court of Gordon County Georgia. The case is styled: Moss Land Company, LLC and Revocable Living Trust of William Darryl Edwards, by and through William Darryl Edwards, Trustee vs. City of Calhoun et al., Civil Action Number 24CV73929. The plaintiffs are two landowners located in Gordon County Georgia. The relief sought is compensation for alleged damages to the plaintiffs’ real property, an injunction from alleged further damage to their property and abatement of alleged nuisance related to the presence of PFAS and related chemicals on their property. The Plaintiffs allege that such chemicals have been deposited on their property by the City of Calhoun as a byproduct of treating water containing such chemicals used by manufacturing operations in and around Calhoun Georgia. The defendants include the City of Calhoun Georgia, several other carpet manufacturers, and certain manufacturers and sellers of chemicals containing PFAS. No specific amount of damages has been demanded. We have filed an answer denying liability and are vigorously defending the matter.

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

On July 25, 2024, the City of Calhoun, Georgia served an answer and crossclaim for damages and injunctive relief in the pending matter styled: William Hartwell Brooks, et al v the City of Calhoun Georgia, in Superior Court of Gordon County Georgia, civil action number 24CV74289. In its Answer and Crossclaim, defendant Calhoun sues us and other named carpet manufacturing defendants for unspecified monetary damages and other injunctive relief based on injury claimed to have resulted from defendant's use and disposal of chemical waste water containing PFAS chemicals. We have filed an answer denying liability and are vigorously defending the matter.

On January 28, 2025, we were sued along with 15 other named defendants in a matter styled: Stephens v the Dixie Group, Inc. et al., in the Superior Court of Gordon County, Georgia, case number 25CV7507. The case seeks unspecified monetary and other damages alleged to have been suffered by plaintiffs as landowners by the discharge of PFOA, PFOS and related chemicals in proximity to or directly adjacent to their property. We have filed an answer denying liability and are vigorously defending the matter.

On June 27, 2025, pursuant to plaintiffs’ second amended complaint, we were sued along with 21 other named defendants in a matter styled: The City of Chatsworth, Georgia v. 3M Company, et al., in the Superior court of Murray County, Georgia, case No. 25C10245. The case seeks unspecified monetary and other damages alleged to have been suffered by plaintiffs as a result of the manufacture, use and discharge of PFOA, PFOS, and related chemicals by defendants in Murray County, and the consequent alleged pollution of ground and surface waters in said County. We have answered the complaint, denied liability, and are defending the matter vigorously.

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
Table of Contents    33

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

Our business is subject to risks related to tariffs and other trade policies put in place by the U.S. or other countries. In 2025, the U.S. government announced the intention to impose additional tariffs on certain goods imported from numerous countries, and multiple nations, including China, responded with reciprocal tariffs and other trade actions. The recent enactment of tariffs by the U.S. government, along with the unpredictability of the rates, poses a significant risk to our business operations and may materially increase our costs and reduce our margins. The tariffs may also lead to higher pricing for our products, potentially reducing consumer demand and impacting our sales volume. We are actively monitoring the impact of any tariffs that become effective, as well as potential retaliatory tariffs imposed by other countries. We are currently analyzing strategies that can be taken to moderate or minimize the effects of these trade actions, including evaluating the country of origin for sourcing product into the U.S., negotiating with suppliers and adjusting our pricing strategies. However, there can be no assurance that these measures will be successful, or that they will offset the negative impact of the tariffs on our business.

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

Table of Contents    34

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

Table of Contents    35

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
Table of Contents    36

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

Table of Contents    37

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

Since 2016, the Company has been named as a defendant in multiple lawsuits filed by various individual plaintiffs against chemical manufacturers, distributors, and several other carpet manufacturers and finishers in connection with the use of surfactants containing or alleged to contain chemicals associated with PFAS and PFOS. Additionally, and as noted above, there is an increased regulatory focus on the use and past use of such chemicals. Such regulatory focus may result in governmental litigation related to use of such chemicals.
To date, the Company has managed the defense and settlement of lawsuits related to use and alleged use of PFOA, PFOS and related chemicals by expenditure of amounts deemed not to be material. Nevertheless, the future costs of such litigation are unpredictable. The management time spent on such matters and the distraction caused by such litigation has been and is likely to be significant. Accordingly, there can be no assurance that costs related to defending such lawsuits will not be material in the future and will not have a material adverse impact upon the Company.

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
Table of Contents    38

our supply chain as well as decreased construction and renovation spending and consumer demand for our products and services.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

The following table provides information regarding our repurchases of our Common Stock Shares during the three months ended June 28, 2025:

Fiscal Month Ending	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs (2)
May 3, 2025	60,177	$0.43	—
May 31, 2025	—	—	—
June 28, 2025	—	—	—
Three Months Ended June 28, 2025	60,177	$0.43	—	$—
(1)During the three months ended June 28, 2025, 60,177 shares were withheld from employees in lieu of cash payments for withholding taxes due for a total amount of $25,876 pursuant to the terms of the applicable incentive plans.
(2)We currently do not have an active stock repurchase plan.

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
101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document
Table of Contents    39

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIXIE GROUP, INC.
(Registrant)

Date: August 8, 2025	By: /s/ Allen L. Danzey
Allen L. Danzey Vice President and Chief Financial Officer

Table of Contents    40