Form 10-Q
period 2025-09-27
DIXIE GROUP INC
filed 2025-11-12
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 27, 2025
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of October 31, 2025
Common Stock, $3 Par Value	13,935,326 shares
Class B Common Stock, $3 Par Value	1,240,285 shares
Class C Common Stock, $3 Par Value	0 shares
Table of Contents    1

THE DIXIE GROUP, INC.

Table of Contents    2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(amounts in thousands, except share data)

	September 27, 2025	December 28, 2024
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$3,438	$19
Receivables, net of allowances for expected credit losses of $492 and $454	26,286	23,325
Inventories, net	68,491	66,852
Prepaid and other current assets	6,607	5,643
TOTAL CURRENT ASSETS	104,822	95,839

PROPERTY, PLANT AND EQUIPMENT, NET	30,284	33,747
OPERATING LEASE RIGHT-OF-USE ASSETS	24,739	25,368
RESTRICTED CASH	3,886	—
OTHER ASSETS	19,087	19,854
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	1,099	1,064
TOTAL ASSETS	$183,917	$175,872

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$26,763	$14,884
Accrued expenses	17,383	15,057
Current portion of long-term debt	55,893	53,818
Current portion of operating lease liabilities	4,451	3,804
Current liabilities of discontinued operations	1,133	1,156
TOTAL CURRENT LIABILITIES	105,623	88,719

LONG-TERM DEBT, NET	25,539	28,530
OPERATING LEASE LIABILITIES	21,412	22,295
OTHER LONG-TERM LIABILITIES	16,143	16,712
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	3,443	3,398
TOTAL LIABILITIES	172,160	159,654

COMMITMENTS AND CONTINGENCIES (See Note 17)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 13,935,326 shares for 2025 and 13,997,446 shares for 2024	41,806	41,992
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 1,240,285 shares for 2025 and 1,249,302 shares for 2024	3,721	3,748
Additional paid-in capital	160,273	159,892
Accumulated deficit	(194,314)	(189,700)
Accumulated other comprehensive income	271	286
TOTAL STOCKHOLDERS' EQUITY	11,757	16,218
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$183,917	$175,872

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    3

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
NET SALES	$62,379	$64,877	$193,942	$200,638
Cost of sales	46,900	48,947	141,545	149,085
GROSS PROFIT	15,479	15,930	52,397	51,553

Selling and administrative expenses	16,365	17,561	50,016	51,309
Other operating expense, net	1,022	193	857	141
Facility consolidation and severance expenses, net	117	283	349	772
OPERATING INCOME (LOSS)	(2,025)	(2,107)	1,175	(669)

Interest expense	2,012	1,628	5,377	4,780
Other (income) expense, net	(16)	(2)	67	8
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(4,021)	(3,733)	(4,269)	(5,457)
Income tax provision (benefit)	(23)	(4)	56	16
LOSS FROM CONTINUING OPERATIONS	(3,998)	(3,729)	(4,325)	(5,473)
Loss from discontinued operations, net of tax	(79)	(182)	(289)	(329)
NET LOSS	$(4,077)	$(3,911)	$(4,614)	$(5,802)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.28)	$(0.26)	$(0.30)	$(0.37)
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.02)
Net loss	$(0.29)	$(0.27)	$(0.32)	$(0.39)

BASIC SHARES OUTSTANDING	14,528	14,455	14,464	14,733

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$(0.28)	$(0.26)	$(0.30)	$(0.37)
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.02)
Net loss	$(0.29)	$(0.27)	$(0.32)	$(0.39)

DILUTED SHARES OUTSTANDING	14,528	14,455	14,464	14,733

DIVIDENDS PER SHARE:
Common Stock	$—	$—	$—	$—
Class B Common Stock	—	—	—	—

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    4

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
NET LOSS	$(4,077)	$(3,911)	$(4,614)	$(5,802)

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Reclassification of net actuarial gain into earnings from postretirement benefit plans (1)	(5)	(5)	(15)	(15)
Income taxes	—	—	—	—
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(5)	(5)	(15)	(15)

TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAX	(5)	(5)	(15)	(15)

COMPREHENSIVE LOSS	$(4,082)	$(3,916)	$(4,629)	$(5,817)

(1) Amounts for postretirement plans reclassified from accumulated other comprehensive income to net loss were included in selling and administrative expenses in the Company's consolidated condensed statements of operations.

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    5

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Nine Months Ended
	September 27, 2025	September 28, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(4,325)	$(5,473)
Loss from discontinued operations	(289)	(329)
Net loss	(4,614)	(5,802)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,204	4,992
Net gain on property, plant and equipment disposals	(80)	(37)
Stock-based compensation expense	195	378
Expense for expected credit losses	103	75
Loss on extinguishment of debt	66	—
Changes in operating assets and liabilities:
Receivables	(3,064)	(2,967)
Inventories	(1,639)	(543)
Prepaid and other current assets	(964)	(2,577)
Accounts payable and accrued expenses	14,675	5,820
Other operating assets and liabilities	576	(165)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	9,747	(497)
NET CASH USED IN OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	(302)	(336)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	110	37
Purchase of property, plant and equipment	(446)	(1,904)
Joint venture capital distributions	—	43
NET CASH USED IN INVESTING ACTIVITIES	(336)	(1,824)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on previous revolving credit facility	(50,000)	7,214
Borrowings on current revolving credit facility	199,002	—
Payments on current revolving credit facility	(145,918)	—
Payments on notes payable - buildings and other term loans	(1,597)	(1,390)
Payments on notes payable - other	(1,414)	(2,040)
Payments on finance leases	(113)	(23)
Change in outstanding checks in excess of cash	(470)	451
Repurchases of Common Stock	(27)	(581)
Payments for debt issuance costs	(1,267)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,804)	3,631

INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	7,305	974
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	19	79
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$7,324	$1,053

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	3,438	1,053
Restricted cash	3,886	—
Total cash, cash equivalents and restricted cash	$7,324	$1,053

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$4,992	$4,761
Income taxes paid, net of tax refunds	70	157
Right-of-use assets obtained in exchange for new operating lease liabilities	2,996	411
Deposits utilized on property, plant & equipment purchases	—	6,530

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    6

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(amounts in thousands, except share data)

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 28, 2024	$41,992	$3,748	$159,892	$(189,700)	$286	$16,218
Restricted stock grants forfeited - 1,551 shares	(4)	—	4	—	—	—
Stock-based compensation expense	—	—	101	—	—	101
Net loss	—	—	—	(1,697)	—	(1,697)
Other comprehensive loss	—	—	—	—	(5)	(5)
Balance at March 29, 2025	$41,988	$3,748	$159,997	$(191,397)	$281	$14,617
Repurchases of Common Stock - 60,177 shares	(181)	—	155	—	—	(26)
Class B converted into Common Stock - 9,017 shares	27	(27)	—	—	—	—
Restricted stock grants issued - 32,000 shares	96	—	(96)	—	—	—
Stock-based compensation expense	—	—	61	—	—	61
Net income	—	—	—	1,160	—	1,160
Other comprehensive loss	—	—	—	—	(5)	(5)
Balance at June 28, 2025	$41,930	$3,721	$160,117	$(190,237)	$276	$15,807
Repurchases of Common Stock - 1,452 shares	(4)	—	3	—	—	(1)
Restricted stock grants forfeited - 39,957 shares	(120)	—	120	—	—	—
Stock-based compensation expense	—	—	33	—	—	33
Net loss	—	—	—	(4,077)	—	(4,077)
Other comprehensive loss	—	—	—	—	(5)	(5)
Balance at September 27, 2025	$41,806	$3,721	$160,273	$(194,314)	$271	$11,757

Table of Contents    7

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 30, 2023	$43,228	$3,363	$159,132	$(176,700)	$268	$29,291
Repurchases of Common Stock - 52,091 shares	(156)	—	124	—	—	(32)
Class B converted into Common Stock - 5,980 shares	18	(18)	—	—	—	—
Restricted stock grants issued - 411,537 shares	832	403	(1,235)	—	—	—
Stock-based compensation expense	—	—	156	—	—	156
Net loss	—	—	—	(2,494)	—	(2,494)
Other comprehensive loss	—	—	—	—	(5)	(5)
Balance at March 30, 2024	$43,922	$3,748	$158,177	$(179,194)	$263	$26,916
Repurchases of Common Stock - 351,183 shares	(1,054)	—	741	—	—	(313)
Common Stock issued - 37,501 shares	113	—	(113)	—	—	—
Restricted stock grants issued - 32,000 shares	96	—	(96)	—	—	—
Restricted stock grants forfeited - 21,200 shares	(64)	—	64	—	—	—
Stock-based compensation expense	—	—	103	—	—	103
Net income	—	—	—	603	—	603
Other comprehensive loss	—	—	—	—	(5)	(5)
Balance at June 29, 2024	$43,013	$3,748	$158,876	$(178,591)	$258	$27,304
Repurchases of Common Stock - 324,888 shares	(975)	—	739	—	—	(236)
Stock-based compensation expense	—	—	119	—	—	119
Net loss	—	—	—	(3,911)	—	(3,911)
Other comprehensive income	—	—	—	—	(5)	(5)
Balance at September 28, 2024	$42,038	$3,748	$159,734	$(182,502)	$253	$23,271

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    8

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements which do not include all the information and notes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Dixie Group, Inc.'s and its wholly-owned subsidiaries (the "Company") 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 28, 2024. Significant intercompany accounts and transactions have been eliminated in consolidation. The balance sheet as of December 28, 2024 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. Operating results for the three and nine month periods ended September 27, 2025 are not necessarily indicative of the results that may be expected for the entire 2025 year.

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

The assessment of liquidity and going concern requires the Company to make estimates of future activity and judgments about whether the Company will be compliant with financial covenant calculations under its debt and other agreements and has adequate liquidity to operate. The Company has sustained net losses for the nine month periods ended September 27, 2025 and September 28, 2024. Also, as described in Note 9, the Company's revolving credit facility requires a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce the balance outstanding. This arrangement, combined with the existence of a “subjective acceleration clause” (as defined by U.S. GAAP) in the revolving credit facility, requires the balance on the revolving credit facility to be classified as a current liability. The “subjective acceleration clause” allows the lender to declare an event of default if there is a material adverse change in the Company's business or financial condition. Upon the occurrence of an event of default, the lender may, among other things, declare all obligations payable in full. The Company has $53,084 of outstanding indebtedness under its senior credit facility that is classified as current as of September 27, 2025. As of the date of these financial statements, the Company’s existing cash and cash equivalents would not be sufficient to satisfy this debt in whole and meet the Company’s operating needs for at least one year after the issuance of these financial statements.

In the current period, the Company was in compliance with or has received waivers for all the applicable financial covenants. The Company's current forecast projects the Company may not be able to maintain compliance with certain of its financial covenants under its credit agreements in the next twelve months. Management's plans to stay in compliance with the defined covenants include implementing cost reductions and increasing prices to improve gross margins and the results of operations, pursuing potentially additional financing for certain assets, and obtaining waivers from lenders. While the Company has been able to obtain waivers in the past for such violations, it cannot be assured that such waivers will be obtained in the future.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data)

significantly affect the economic performance of the VIE and has the obligation to absorb the majority of their losses or benefits. If the Company is not the primary beneficiary in a VIE, the Company accounts for the investment or other variable interests in a VIE in accordance with applicable U.S. GAAP. At each reporting period, the Company assesses whether any changes in our interest or relationship with the entity affect our determination of whether the entity is a VIE and, if so, whether the Company is the primary beneficiary.

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

The Company determined that the Entity is a VIE and the Company's arrangement represents a variable interest in the Entity. The Company has determined that the governance and operating structures of this VIE do not allow it to direct the activities that would significantly affect the Entity's economic performance. In addition, the Company does not have an obligation to absorb losses of the Entity. Therefore, the Company is not the primary beneficiary, and the results of operations and financial position of this VIE are not included in the Company's consolidated condensed financial statements. The Company believes its maximum exposure of this unconsolidated VIE is the current carrying value of the equipment at the Entity's location. The carrying value and maximum exposure of this unconsolidated VIE was $6,825 as of September 27, 2025, and is included within property, plant and equipment, net on the Company’s consolidated condensed balance sheets.

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

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue by end-user markets for the three and nine month periods ended September 27, 2025 and September 28, 2024:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Residential floorcovering products	$61,684	$63,931	$191,397	$197,836
Other services	695	946	2,545	2,802
Total net sales	$62,379	$64,877	$193,942	$200,638

Residential floorcovering products. Residential floorcovering products include broadloom carpet, rugs, luxury vinyl flooring and engineered hardwood. These products are sold into the designer, retailer, mass merchant and builder markets.

Other services. Other services include carpet yarn processing and carpet dyeing services.

Contract Balances

Other than receivables that represent an unconditional right to consideration, which are presented separately (See Note 4), the Company does not recognize any contract assets which give conditional rights to receive consideration, as the Company does not incur costs to obtain customer contracts that are recoverable. The Company may receive cash payments from customers in advance of the Company’s performance for limited production run orders resulting in contract liabilities. These contract liabilities are classified in accrued expenses in the consolidated condensed balance sheets based on the timing of when the Company expects to recognize revenue, which is typically less than a year. The net decrease or increase in the contract liabilities is primarily driven by order activity for limited runs requiring deposits offset by the recognition of revenue and the application of deposit on the receivables ledger for such activity during the period. The activity in the advanced deposits for the three and nine month periods ended September 27, 2025 and September 28, 2024 is as follows:

Table of Contents    11

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Beginning contract liability	$724	$758	$728	$966
Revenue recognized from contract liabilities included in the beginning balance	(341)	(466)	(421)	(797)
Increases due to cash received, net of amounts recognized in revenue during the period	411	528	487	651
Ending contract liability	$794	$820	$794	$820
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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 4 - RECEIVABLES, NET

The Company grants credit to its customers with defined payment terms, performs ongoing evaluations of the credit worthiness of its customers and generally does not require collateral. Accounts receivable are carried at their outstanding principal amounts, less an anticipated amount for discounts and an allowance for expected credit losses, which management believes is sufficient to cover potential credit losses based on historical experience and periodic evaluation of the financial condition of the Company's customers. The Company's allowance for expected credit losses is computed using a number of factors including past credit loss experience and the aging of amounts due from our customers, in addition to other customer-specific factors. The Company also considers recent trends and developments related to the current macroeconomic environment such as unemployment rates, interest rates and inflation in determining its ending allowance for credit losses for accounts receivable. If the financial condition of the Company's customers were to deteriorate, resulting in a change in their ability to make payments, or if additional changes in macroeconomic factors occur, additional allowances may be required. Receivables are summarized as follows:

	September 27, 2025	December 28, 2024
Customers, trade	$25,342	$22,195
Other receivables	1,436	1,584
Gross receivables	26,778	23,779
Less: allowance for expected credit losses	492	454
Receivables, net	$26,286	$23,325

The activity related to the allowance for expected credit losses is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Beginning balance	$539	$454	$454	$440
(Credit) expense for expected credit losses	(29)	1	103	75
Less amounts written-off, net of recoveries	18	40	65	100
Ending balance	$492	$415	$492	$415

NOTE 5 - INVENTORIES, NET

Inventories are summarized as follows:

	September 27, 2025	December 28, 2024
Raw materials	$21,587	$22,093
Work-in-process	11,023	11,587
Finished goods	56,812	54,631
Supplies and other	88	94
LIFO reserve	(21,019)	(21,553)
Inventories, net	$68,491	$66,852

Table of Contents    13

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	September 27, 2025	December 28, 2024
Land and improvements	$3,434	$3,434
Buildings and improvements	41,619	41,619
Machinery and equipment	161,110	163,839
Assets under construction	301	327
	206,464	209,219
Accumulated depreciation	(176,180)	(175,472)
Property, plant and equipment, net	$30,284	$33,747

Depreciation of property, plant and equipment, including amounts for finance leases, totaled $1,292 and $3,879 in the three and nine months ended September 27, 2025, respectively and $1,688 and $4,860 in the three and nine months ended September 28, 2024.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	September 27, 2025	December 28, 2024
Compensation and benefits	$5,585	$4,418
Provision for customer rebates, claims and allowances	6,532	6,921
Advanced customer deposits	794	728
Outstanding checks in excess of cash	—	470
Other	4,472	2,520
Accrued expenses	$17,383	$15,057

NOTE 8 - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products. Product warranty reserves are included in accrued expenses in the Company's consolidated condensed balance sheets. The following is a summary of the Company's product warranty activity for continuing operations:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Product warranty reserve at beginning of period	$535	$653	$598	$735
Warranty liabilities accrued	157	131	511	506
Warranty liabilities settled	(195)	(164)	(612)	(621)
Product warranty reserve at end of period	$497	$620	$497	$620

Table of Contents    14

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 9 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	September 27, 2025	December 28, 2024
Revolving credit facility - Fifth Third Bank	$—	$50,000
Revolving credit facility - MidCap Financial IV Trust	53,084	—
Term loans	20,363	21,960
Notes payable - other	9,749	11,163
Finance lease obligations	343	456
Deferred financing costs, net	(2,107)	(1,231)
Total debt	81,432	82,348
Less: current portion of long-term debt	55,893	53,818
Long-term debt	$25,539	$28,530

Revolving Credit Facility - Fifth Third Bank

On October 30, 2020, the Company entered into a $75,000 Senior Secured Revolving Credit Facility with Fifth Third Bank National Association as lender. The loan was secured by a first priority security interest on all accounts receivable, cash, and inventory, and provides for borrowing limited by certain percentages of values of the accounts receivable and inventory. The revolving credit facility was due to mature on October 30, 2025; however, on February 25, 2025, the Company refinanced its senior revolving credit facility with MidCap Financial IV Trust and the Company’s existing revolving credit facility with Fifth Third was terminated in accordance with its terms. The Company recognized a $66 loss on the extinguishment of the Fifth Third debt which was included in other expense, net in the Company's consolidated condensed statements of operations.

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

Advances under the revolving credit facility bear interest at annual rates equal to SOFR (plus a 0.11448% SOFR adjustment) for a 1 month period, as defined with a floor of 1.00% or published SOFR, plus an applicable margin ranging between 3.75% and 4.25%. The applicable margin is determined based on the revolving loan availability percentage under the revolving credit facility with margins increasing as availability decreases. The Company is subject to a minimum excess availability covenant that is based upon a fixed charge coverage ratio which must be above a 1.10 to 1.00 ratio. The Company is subject to a monthly rolling minimum EBITDA requirement if availability is under 20% of the principal amount of the loan. The credit agreement is subject to customary terms and conditions and annual administrative and unused line fees with pricing varying based on excess availability.
Table of Contents    15

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
As of September 27, 2025, the unused borrowing availability under the MidCap revolving credit facility was $10,890 which is subject to a $6,000 minimum excess availability requirement.

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

Term Loans

Effective October 28, 2020, the Company entered into a $10,000 principal amount USDA Guaranteed term loan with AmeriState Bank as lender. The term of the loan is 25 years and bears interest at a minimum 5.00% rate or 4.00% above 5-year U.S. Treasury, to be reset every 5 years at 3.5% above 5-year U.S. Treasury. The interest rate will first reset on October 26, 2025 and every 5 years thereafter. The principal balance on the note at September 27, 2025 was $8,914. The loan is secured by a first mortgage on the Company’s Atmore, Alabama and Roanoke, Alabama facilities.

Effective October 29, 2020, the Company entered into a $15,000 principal amount USDA Guaranteed term loan with the Greater Nevada Credit Union as lender. The term of the loan is 10 years and bears interest at a minimum 5.00% rate or 4.00% above 5-year treasury, to be reset after 5 years at 3.5% above 5-year treasury. The interest rate will reset on October 29, 2025. The principal balance on the note at September 27, 2025 was $11,449. Payments on the loan are interest only over the first three years and principal and interest over the remaining seven years. The loan is secured by a first lien on a substantial portion of the Company’s machinery and equipment and a second lien on the Company’s Atmore and Roanoke facilities.

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

The Company had other financing notes that had terms up to 1 year, bore interest ranging from 6.50% to 6.75% and were due in monthly installments through their maturity dates. These financing notes were paid off during the quarter. The Company's other notes did not contain any financial covenants.

Finance Lease Obligations

The Company's finance lease obligations are due in monthly installments through their maturity dates. The Company's finance lease obligations are secured by the specific equipment leased.
Table of Contents    16

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Debt Maturities

Maturities of long-term debt for periods following September 27, 2025 are as follows:

	Long-Term Debt	Finance Leases (See Note 10)	Total
Remaining for 2025	$53,749	$29	$53,778
2026	2,657	160	2,817
2027	2,837	136	2,973
2028	3,221	18	3,239
2029	3,196	—	3,196
Thereafter	17,536	—	17,536
Total maturities of long-term debt	$83,196	$343	$83,539
Deferred financing costs, net	(2,107)	—	(2,107)
Total long-term debt	$81,089	$343	$81,432

NOTE 10 - LEASES

Leases as Lessee

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	September 27, 2025	December 28, 2024
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$24,739	$25,368

Current portion of operating lease liabilities	Current portion of operating lease liabilities	$4,451	$3,804
Noncurrent portion of operating lease liabilities	Operating lease liabilities	21,412	22,295
Total operating lease liabilities		$25,863	$26,099

Finance Leases:
Finance lease right-of-use assets	Property, plant, and equipment, net	$405	$498

Current portion of finance lease liabilities	Current portion of long-term debt	$148	$142
Noncurrent portion of finance lease liabilities	Long-term debt	195	314
Total financing lease liabilities		$343	$456

Lease cost recognized in the consolidated condensed financial statements is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Operating lease cost	$1,638	$1,433	$4,757	$4,370

Finance lease cost:
Amortization of lease assets	$24	$4	$73	$11
Interest on lease liabilities	5	2	17	6
Total finance lease costs	$29	$6	$90	$17

Table of Contents    17

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
Other supplemental information related to leases is summarized as follows:

	September 27, 2025	September 28, 2024
Weighted average remaining lease term (in years):
Operating leases	5.52	6.55
Finance leases	2.22	3.92

Weighted average discount rate:
Operating leases	7.29%	6.81%
Finance leases	5.61%	6.69%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,666	$4,348
Operating cash flows from finance leases	17	6
Financing cash flows from finance leases	113	23

The following table summarizes the Company's future minimum lease payments under non-cancellable contractual obligations for operating and financing liabilities as of September 27, 2025:

Fiscal Year	Operating Leases	Finance Leases
Remaining for 2025	$1,575	$32
2026	6,212	174
2027	6,381	141
2028	5,822	18
2029	4,987	—
Thereafter	6,747	—
Total future minimum lease payments (undiscounted)	31,724	365
Less: Present value discount	5,861	22
Total lease liability	$25,863	$343

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

Lease income and sublease income related to fixed lease payments is recognized in other operating (income) expense, net in the consolidated condensed statement of operations because they are not ordinary activities of the Company and is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Operating lease income	$566	$462	$1,596	$1,259

Table of Contents    18

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
The following table summarizes the Company's undiscounted lease payments to be received under operating leases including amounts to be paid by the Company to the head lessor for the next five years and thereafter as of September 27, 2025:

Fiscal Year	Gross Lease Payments	Payments to Head Lessor	Net Lease Payments
2025	$539	$106	$433
2026	2,177	430	1,747
2027	2,221	438	1,783
2028	2,265	447	1,818
2029	2,311	456	1,855
Thereafter	11,832	2,273	9,559
Total	$21,345	$4,150	$17,195

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

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	September 27, 2025		December 28, 2024
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$3,438	$3,438	$19	$19
Restricted cash	3,886	3,886	—	—

Financial liabilities:
Long-term debt, including current portion	$81,089	$69,946	$81,892	$73,249
Finance leases, including current portion	343	323	456	434

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 12 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers approximately 98% of the Company's current associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $83 and $92 for the three months ended September 27, 2025 and September 28, 2024, respectively and $255 and $277 for the nine months ended September 27, 2025 and September 28, 2024, respectively.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers associates at one facility who are under a collective-bargaining agreement. The number of associates under the plan represents approximately 2% of the Company's total current associates. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $1 and $1 for the three months ended September 27, 2025 and September 28, 2024, respectively and $3 and $3 for the nine months ended September 27, 2025 and September 28, 2024, respectively.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations for continuing operations owed to participants under this plan were $15,841 at September 27, 2025 and $16,411 at December 28, 2024 and are included in other long-term liabilities in the Company's consolidated condensed balance sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies for continuing operations was $15,754 at September 27, 2025 and $16,537 at December 28, 2024 and is included in other assets in the Company's consolidated condensed balance sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. Expenses related to the multi-employer pension plan were $7 and $7 for the three months ended September 27, 2025 and September 28, 2024, respectively and $20 and $20 for the nine months ended September 27, 2025 and September 28, 2024, respectively. If the Company were to withdraw from the multi-employer plan, a withdrawal liability would be due, the amount of which would be determined by the plan. The withdrawal liability, as determined by the plan, would be a function of contribution rates, fund status, discount rates and various other factors at the time of any such withdrawal.

NOTE 13 - INCOME TAXES
TE 13 - INCOME TAXES
The tax rate for the three and nine months ending September 27, 2025 was a benefit rate of 0.57% and an effective tax rate of 1.31%, respectively and the tax rate for the three and nine months ending September 28, 2024 was a benefit rate of 0.11% and an effective tax rate of 0.30%, respectively. Because the Company maintains a full valuation allowance against its deferred income tax balances, the Company is only able to recognize refundable credits and a small amount of state taxes in the tax expense for the three and nine months of 2025. The Company is in a net deferred tax liability position of $91 and $91 at September 27, 2025 and December 28, 2024, respectively, which is included in other long-term liabilities in the Company's consolidated condensed balance sheets.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $570 and $560 at September 27, 2025 and December 28, 2024, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of September 27, 2025 and December 28, 2024.

The Company and its subsidiaries are subject to United States federal income taxes, as well as income taxes in a number of state jurisdictions. The tax years subsequent to 2021 remain open to examination for U.S. federal income taxes. The majority of state jurisdictions remain open for tax years subsequent to 2021. A few state jurisdictions remain open to examination for tax years subsequent to 2020.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, favorable changes to bonus depreciation, domestic research and development expensing and the business interest limitation. The OBBBA
Table of Contents    20

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
did not have a material impact on the Company's consolidated financial statements for the nine months ended September 27, 2025.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Basic loss per share:
Loss from continuing operations	$(3,998)	$(3,729)	$(4,325)	$(5,473)
Less: Allocation of earnings to participating securities	—	—	—	—
Loss from continuing operations available to common shareholders - basic	$(3,998)	$(3,729)	$(4,325)	$(5,473)
Basic weighted-average shares outstanding (1)	14,528	14,455	14,464	14,733
Basic loss per share - continuing operations	$(0.28)	$(0.26)	$(0.30)	$(0.37)

Diluted loss per share:
Loss from continuing operations available to common shareholders - basic	$(3,998)	$(3,729)	$(4,325)	$(5,473)
Add: Undistributed earnings reallocated to unvested shareholders	—	—	—	—
Loss from continuing operations available to common shareholders - basic	$(3,998)	$(3,729)	$(4,325)	$(5,473)
Basic weighted-average shares outstanding (1)	14,528	14,455	14,464	14,733
Effect of dilutive securities:
Stock options (2)	—	—	—	—
Directors' stock performance units (2)	—	—	—	—
Diluted weighted-average shares outstanding (1)(2)	14,528	14,455	14,464	14,733
Diluted loss per share - continuing operations	$(0.28)	$(0.26)	$(0.30)	$(0.37)

(1)Includes Common and Class B Common shares, excluding unvested participating securities of 646 thousand as of September 27, 2025 and 906 thousand as of September 28, 2024.
(2)Shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded to the extent they are anti-dilutive. There were 434 thousand and 487 thousand aggregate shares excluded for the three and nine months ended September 27, 2025 and September 28, 2024, respectively.

NOTE 15 - STOCK-BASED COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's consolidated condensed statements of operations. The Company's stock compensation expense was $33 and $119 for the three months ended September 27, 2025 and September 28, 2024, respectively and $195 and $378 for the nine months ended September 27, 2025 and September 28, 2024, respectively.

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

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive income, net of tax, are as follows:

Post-Retirement Liabilities
Balance at December 28, 2024	$286
Reclassification of net actuarial gain into earnings from postretirement benefit plans	(15)
Balance at September 27, 2025	$271

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Contingencies

The Company assesses its exposure related to legal matters, including those pertaining to product liability, safety and health matters and other items that arise in the regular course of its business. If the Company determines that it is probable a loss has been incurred, the amount of the loss, or an amount within the range of loss, that can be reasonably estimated will be recorded. There are no pending or threatened legal matters for which a reasonably estimated range of losses can be determined except as described below, and accordingly, the Company has not identified any such legal matters that could have a material adverse effect on its consolidated condensed results of operations, financial position or cash flows.

Legal Proceedings

As previously disclosed, the Company is currently defending five lawsuits based generally on alleged damages related to historical use of certain products alleged to have contained PFAS chemicals in its manufacturing processes. Following the end of the quarter, the Company engaged in settlement discussions with the plaintiffs in four of these pending claims. These pending matters are those styled: Moss Land Company, LLC, et al. v. City of Calhoun, et al., in the Superior Court of Gordon County, Georgia, Case No. 24CV73929; The City of Calhoun, Georgia v. Daikin America, Inc., et al., in the Superior County of Gordon County, Georgia, Case No. 24CV73929; William Hartwell Brooks v. City of Calhoun, Georgia, et al., in the Superior Court of Gordon County, Georgia, Case No. 24CV74289; and James Haley Stephens v. 3M Company, et al., in the Superior Court of Gordon County, Georgia, Case No. 25CV75072. As a result of those discussions, the Company has reached a memorandum of understanding to settle the Moss and Calhoun Utilities claims (as set forth in the pending matters) subject to certain conditions and negotiation of final settlement agreements with the plaintiffs in those matters. Accordingly, the Company has estimated and recorded a liability for such anticipated settlement amount. That amount is deemed to be immaterial due to the anticipated terms of the settlement agreements.

Additionally, the Company has obtained an agreement in principle from the Plaintiffs in the pending Chatsworth matter styled, The City of Chatsworth, Georgia v. 3M Company, et al., in the Superior Court of Murray County, Georgia, Case No. 25-C10245 to dismiss without prejudice that lawsuit and the claims against the Company asserted therein.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 18 - OTHER OPERATING EXPENSE, NET

Other operating expense, net is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Other operating expense, net:
Gain on property, plant and equipment disposals	$(35)	$—	$(80)	$(37)
Loss on currency exchanges	67	9	127	94
Retirement expense	18	37	4	104
Insurance proceeds	—	—	—	(161)
Lease income	(566)	(462)	(1,596)	(1,259)
Lease expenses	499	599	1,417	1,414
Miscellaneous (income) expense	1,039	10	985	(14)
Other operating expense, net	$1,022	$193	$857	$141

The Company allocates direct expenses associated with the leases to lease expense in other operating (income) expense, net on the Company's consolidated condensed statements of operations. Miscellaneous (income) expense includes estimated losses related to certain pending litigation matters.

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

Costs related to the facility consolidation plans are summarized as follows:

					As of September 27, 2025
	Accrued Balance at December 28, 2024	2025 Expenses To Date (1)	2025 Cash Payments	Accrued Balance at September 27, 2025	Total Costs Incurred To Date	Total Expected Costs
Consolidation of East Coast Manufacturing Plan	$—	$263	$263	$—	$8,396	$8,478

Asset Impairments/Non-Cash Items	$—	$86	$—	$—	$2,712	$2,912

	Accrued Balance at December 30, 2023	2024 Expenses To Date (1)	2024 Cash Payments	Accrued Balance at September 28, 2024
Consolidation of East Coast Manufacturing Plan	$36	$326	$359	$3

Asset Impairments/Non-Cash Items	$—	$446	$—	$—

(1) Costs incurred under these plans are classified as "facility consolidation and severance expenses, net" in the Company's consolidated condensed statements of operations.

Table of Contents    23

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 20 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Loss from discontinued operations:
Workers' compensation costs from former textile operations	$(18)	$(33)	$(51)	$(96)
Commercial business operations	(58)	(149)	(238)	(233)
Loss from discontinued operations, before taxes	$(76)	$(182)	$(289)	$(329)
Income tax expense	3	—	—	—
Loss from discontinued operations, net of tax	$(79)	$(182)	$(289)	$(329)

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

Environmental remediation costs from former textile operations

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $2,122 as of September 27, 2025 and $2,174 as of December 28, 2024. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from the Company's estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

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

The Company reclassified the following assets and liabilities for discontinued operations in the accompanying consolidated condensed balance sheets:

	September 27, 2025	December 28, 2024
Long Term Assets of Discontinued Operations:
Other assets	$1,099	$1,064
Long Term Assets Held for Discontinued Operations	$1,099	$1,064

Current Liabilities of Discontinued Operations:
Accounts payable	$120	$121
Accrued expenses	1,013	1,035
Current Liabilities Held for Discontinued Operations	$1,133	$1,156

Long Term Liabilities of Discontinued Operations:
Other long term liabilities	$3,443	$3,398
Long Term Liabilities Held for Discontinued Operations	$3,443	$3,398

For the three and nine months ended September 27, 2025 and September 28, 2024, the Company reclassified the following operations of the Commercial business included in discontinued operations in the accompanying consolidated condensed statements of operations:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$—	$—	$—	$—
Cost of sales	58	149	238	299
Gross profit	(58)	(149)	(238)	(299)

Selling and administrative expenses	—	—	—	(66)
Loss from discontinued Commercial business operations	$(58)	$(149)	$(238)	$(233)

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
The following table outlines information about the reported segment including net sales, significant segment expenses, and segment operating income (loss) for the three and nine months ended September 27, 2025 and September 28, 2024.

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$62,379	$64,877	$193,942	$200,638

Less: significant segment expenses (1)
Cost of sales	46,900	48,947	141,545	149,085
Selling expenses	11,470	12,801	35,035	37,080
Administrative expenses	4,895	4,760	14,981	14,229
Segment operating income (loss)	(886)	(1,631)	2,381	244

Reconciliation of segment operating income (loss) to operating income (loss)
Other operating expense, net	1,022	193	857	141
Facility consolidation and severance expenses, net	117	283	349	772
Operating income (loss)	$(2,025)	$(2,107)	$1,175	$(669)

(1)Significant segment expense categories and amounts align with the information that is regularly provided to the CODM, included in the measure of segment profit, and considered to be significant. Amounts include the allocation of corporate overhead.

Geographical Disclosures

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Geographical net sales:
United States	$61,576	$64,083	$191,793	$198,119
Canada	624	676	1,631	1,920
Other	179	118	518	599
Total	$62,379	$64,877	$193,942	$200,638

	September 27 2025	December 28, 2024
Long-lived assets: (1)
United States	$55,023	$59,115
Other	—	—
Total	$55,023	$59,115

(1)Long-lived assets are comprised of property, plant and equipment - net and operating lease right-of-use assets.

Table of Contents    25

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

We continue to be impacted by soft consumer demand driven by inflationary pressures and high interest rates. Persistent inflation continues to hinder consumer discretionary spending, which has caused consumers to postpone large purchases of durable goods such as flooring. Macroeconomic factors continue to impact new home construction and residential renovation and remodeling activity. Residential remodeling is a primary sales driver of flooring products, and most flooring is replaced before a home is listed for sale or just after a home purchase is completed. The current housing market conditions have suppressed remodeling activity as home sales remain soft. Housing turnover rates remain suppressed due to high home mortgage rates and consumers continue to face a higher cost of living. We have, to some extent, offset the impact of a soft housing market and decreased renovation activity through cost containment, improved productivity and lower input costs. Due to low housing availability, aging stock and greater household formation, we believe demand in our markets will accelerate when interest rates decline. However, the ongoing impact of soft consumer demand, inflationary pressures and high interest rates to our business, financial condition, and results of operations cannot be determined at this time.

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
Three Months Ended September 27, 2025 Compared with the Three Months Ended September 28, 2024

Net Sales

	Three Months Ended
($ in thousands)	September 27, 2025	September 28, 2024	Inc./(Dec.)	Inc./(Dec.)
Net Sales	$62,379	$64,877	$(2,498)	(3.9)%

For the third quarter of 2025, our net sales from continuing operations decreased 3.9% compared with the third quarter of 2024. The lower net sales were attributed to continued lower demand driven by continued high interest rates and inflation.

	Three Months Ended
	September 27, 2025	September 28, 2024
Net sales	100.0%	100.0%
Cost of sales	75.2%	75.4%
Gross profit	24.8%	24.6%
Selling and administrative expenses	26.2%	27.1%
Other operating expense, net	1.6%	0.3%
Facility consolidation and severance expenses, net	0.2%	0.4%
Operating income (loss)	(3.2)%	(3.2)%

Gross Profit

Gross profit as a percentage of net sales was 24.8% in the third quarter of 2025 compared with 24.6% in the third quarter of 2024. The higher gross profit percentage in 2025 was primarily driven by cost reductions in our operations.

Selling and Administrative Expenses

Selling and administrative expenses were $16.4 million, or 26.2% of net sales, in the third quarter of 2025 compared with $17.6 million, or 27.1% of net sales in the year earlier period. Selling and administrative expenses as a percentage of net sales decreased in the third quarter of 2025 as compared to the third quarter of 2024 due to lower sample and marketing expenses. These decreases were partially offset by higher legal expenses.

Other Operating Expense, Net

Net other operating (income) expense was an expense of $1.0 million in the third quarter of 2025 compared with expense of $193 thousand in the third quarter of 2024. Other operating expense, net includes estimated losses related to certain pending litigation matters.

Table of Contents    27

Facility Consolidation and Severance Expenses, Net

Facility consolidation and severance expenses in the third quarter of 2025 were $117 thousand compared with $283 thousand in the third quarter of 2024. The expenses in 2025 and 2024 were related to our restructuring plan for the consolidation of our east coast manufacturing.

Operating Income (Loss)

We reported a operating loss of $2.0 million in the third quarter of 2025 compared with operating an operating loss of $2.1 million in the third quarter of 2024. The improvement in operating loss was primarily the result of cost reductions in our operations.

Interest Expense

Interest expense increased $384 thousand in the third quarter of 2025 compared with the third quarter of 2024. The increase is primarily the result of higher interest rates in 2025 on our variable rate debt.

Other (Income) Expense, Net

Net other (income) expense was income of $16 thousand in the third quarter of 2025 compared with income of $2 thousand in the third quarter of 2024.

Income Tax Provision (Benefit)

We recorded an income tax benefit from continuing operations of $23 thousand in the third quarter of 2025 compared to a income tax benefit of $4 thousand in the third quarter of 2024.

The benefit tax rate for the three months ending September 27, 2025 was 0.57% compared with a benefit tax rate of 0.11% for the three months ending September 28, 2024. Because we maintain a full valuation allowance against our deferred tax balances, we are only able to recognize refundable credits and a small amount of state taxes in the tax expense for the third quarter of 2025 and 2024. We are in a net deferred tax liability position of $91 thousand at September 27, 2025 and December 28, 2024, which is included in other long-term liabilities in our consolidated condensed balance sheets.

We account for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $570 thousand and $560 thousand at September 27, 2025 and December 28, 2024, respectively. Such benefits, if recognized, would affect our effective tax rate. There were no significant interest or penalties accrued as of September 27, 2025 and December 28, 2024.

Net Loss

Continuing operations reflected a loss of $4.0 million, or $0.28 per diluted share, in the third quarter of 2025 compared with a loss of $3.7 million, or $0.26 per diluted share, in the same period in 2024. The loss from discontinued operations was $79 thousand in the third quarter of 2025 compared to a loss of $182 thousand in the third quarter of 2024. See Note 20 to the consolidated condensed financial statements for additional details related to discontinued operations.
Table of Contents    28

Nine Months Ended September 27, 2025 Compared with the Nine Months Ended September 28, 2024

Net Sales

	Nine Months Ended
($ in thousands)	September 27, 2025	September 28, 2024	Inc./(Dec.)	Inc./(Dec.)
Net Sales	$193,942	$200,638	$(6,696)	(3.3)%

For the first nine months of 2025, our net sales from continuing operations decreased 3.3% compared with the first nine months of 2024. The lower net sales were attributed to continued lower demand within the floorcovering industry and related markets driven by continued high interest rates and inflation.

	Nine Months Ended
	September 27, 2025	September 28, 2024
Net sales	100.0%	100.0%
Cost of sales	73.0%	74.3%
Gross profit	27.0%	25.7%
Selling and administrative expenses	25.8%	25.6%
Other operating expense, net	0.4%	0.0%
Facility consolidation and severance expenses, net	0.2%	0.4%
Operating income (loss)	0.6%	(0.3)%

Gross Profit

Gross profit as a percentage of net sales was 27.0% in the first nine months of 2025 compared with 25.7% in the first nine months of 2024. The higher gross profit percentage in 2025 was primarily driven by cost reductions in our operations.

Selling and Administrative Expenses

Selling and administrative expenses were $50.0 million, or 25.8% of net sales, in the first nine months of 2025 compared with $51.3 million, or 25.6% of net sales in the year earlier period. Selling and administrative expenses as a percentage of net sales increased in the first nine months of 2025 as compared to the first nine months of 2024 primarily due to lower sales volume and higher legal expenses offset in part by lower sample and marketing expenses.

Other Operating Expense, Net

Net other operating (income) expense was an expense of $857 thousand in the first nine months of 2025 compared with expense of $141 thousand in the first nine months of 2024. Other operating expense, net includes estimated losses related to certain pending litigation matters.

Facility Consolidation and Severance Expenses, Net

Facility consolidation and severance expenses in the first nine months of 2025 were $349 thousand compared with $772 thousand in the first nine months of 2024. The expenses in 2025 and 2024 were related to our restructuring plan for the consolidation of our east coast manufacturing.

Operating Income (Loss)

We reported operating income of $1.2 million in the first nine months of 2025 compared with an operating loss of $669 thousand in the first nine months of 2024. The increase in operating income was primarily the result of cost reductions in our operations.

Table of Contents    29

Interest Expense

Interest expense increased $597 thousand in the first nine months of 2025 compared with the first nine months of 2024. The increase is primarily the result of higher interest rates in 2025 on our variable rate debt.

Other (Income) Expense, Net

Net other (income) expense was an expense of $67 thousand in the first nine months of 2025 compared with an expense of $8 thousand in the first nine months of 2024. Net other (income) expense included a loss of $66 thousand related to an extinguishment of a debt arrangement in the first nine months of 2025.

Income Tax Provision (Benefit)

We recorded an income tax expense from continuing operations of $56 thousand in the first nine months of 2025 compared to a income tax expense of $16 thousand in the first nine months of 2024.

The effective tax rate for the nine months ending September 27, 2025 was 1.31% compared with an income tax rate of 0.30% for the nine months ending September 28, 2024. Because we maintain a full valuation allowance against our deferred tax balances, we are only able to recognize refundable credits and a small amount of state taxes in the tax expense for the first nine months of 2025 and 2024. We are in a net deferred tax liability position of $91 thousand at September 27, 2025 and December 28, 2024, which is included in other long-term liabilities in our consolidated condensed balance sheets.

We account for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $570 thousand and $560 thousand at September 27, 2025 and December 28, 2024, respectively. Such benefits, if recognized, would affect our effective tax rate. There were no significant interest or penalties accrued as of September 27, 2025 and December 28, 2024.

Net Loss

Continuing operations reflected a loss of $4.3 million, or $0.30 per diluted share, in the first nine months of 2025 compared with a loss of $5.5 million, or $0.37 per diluted share, in the same period in 2024. The loss from discontinued operations was $289 thousand in the first nine months of 2025 compared to a loss of $329 thousand in the first nine months of 2024. See Note 20 to the consolidated condensed financial statements for additional details related to discontinued operations.

Table of Contents    30

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 27, 2025, cash provided by operating activities in continuing operations was $9.7 million. An increase in accounts receivable used $3.1 million during the first nine months of 2025. Prepaid and other current assets used $1.0 million primarily as a result of prepaid sample and marketing expenses. An increase in inventory used $1.6 million and an increase in accounts payable and accrued expenses generated $14.7 million of cash during the first nine months.

Purchases of capital assets for the nine months ended September 27, 2025 resulted in a $446 thousand cash out flow to the business. Depreciation and amortization for the nine months ended September 27, 2025 were $4.2 million. We expect capital expenditures to be approximately $0.8 million in 2025 while depreciation and amortization is expected to be approximately $5.8 million.

During the nine months ended September 27, 2025, cash used in financing activities was $1.8 million. We had net payments on our previous revolving credit facility of $50.0 million and net borrowings on our current revolving credit facility of $53.1 million. We had net payments on notes payable and financing leases of $3.1 million and paid $1.3 million in debt issuance costs for our current revolving facility.

As described in Note 9, our revolving credit facility requires a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce the balance outstanding. This arrangement, combined with the existence of a “subjective acceleration clause” (as defined by U.S. GAAP) in the revolving credit facility, requires the balance on the revolving credit facility to be classified as a current liability. The “subjective acceleration clause” allows the lender to declare an event of default if there is a material adverse change in our business or financial condition. Upon the occurrence of an event of default, the lender may, among other things, declare all obligations payable in full. We have $53.1 million of outstanding indebtedness under our senior credit facility that is classified as current as of September 27, 2025. As of the date of these financial statements, our existing cash and cash equivalents would not be sufficient to satisfy this debt in whole and meet our operating needs for at least one year after the issuance of these financial statements.

We have evaluated our liquidity position over the next twelve months. In our evaluation, we considered the impact of past operating losses on our liquidity position, the continuing impact of cost reductions implemented under our East Coast Consolidation Plan, lower planned sample investments, additional cost savings expected to be generated from the operations of our extrusion equipment and other cost reductions. We believe, after having reviewed various financial scenarios, that our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements under current operating conditions. However, our current forecasts project that we may not be able to maintain compliance with certain of our financial covenants under our loan agreements. We have been able to obtain waivers in the past for such violations but it cannot be assured that such waivers will be obtained in the future. Refer to Note 1 in our consolidated condensed financial statements for detail regarding our assessment as a going concern.

Availability under our MidCap Financial Senior Secured Revolving Credit Facility on September 27, 2025 was $10.9 million which is subject to a $6.0 million minimum excess availability requirement. Significant additional cash expenditures above our normal liquidity requirements, significant deterioration in economic conditions or continued operating losses could negatively affect our business and require supplemental financing or other funding sources.

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

At September 27, 2025, $73,447, or approximately 88% of our total debt, was subject to short-term floating interest rates. A one-hundred basis point fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $734. Included in the $73,447, is the amount outstanding for term loans of $20,363. Both loans were
Table of Contents    31

currently set to bear interest of 5% for five years until October 28, 2025 for the Ameristate loan and October 29, 2025 for the Greater Nevada Credit Union. Every five years thereafter, these rates will be reset to reflect the then current 5-year treasury rate plus a margin. A one-hundred basis point fluctuation in the interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $204. See Note 9 to the consolidated condensed financial statements for further discussion of these loans.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 27, 2025, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that, as of the Evaluation Date, that due to the existence of a material weakness in our internal control over financial reporting described below, that our disclosure controls and procedures were not effective. However, giving full consideration to the deficiency, we have concluded that that the Consolidated Condensed Financial Statements included in this interim report present fairly, in all material respects our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted principles.

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

Remediation Efforts

We are committed to maintaining a strong internal control environment. In response to the material weaknesses described above, we will enhance our processes to evaluate and review debt transactions as they relate to the presentation and disclosure requirements of debt by designating an individual to be responsible for the review who has the expertise in these matters or will consult with outside professionals with the expertise. In addition, the designated individual will perform the necessary formal documentation as it relates to lessor accounting transactions. We continue to evaluate and work to improve our disclosure controls and procedures and internal control over financial reporting. We plan to continue the implementation of these and other remediation efforts to address the identified material weaknesses in the future.
Table of Contents    32

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
Table of Contents    33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, we are currently defending five lawsuits based generally on alleged damages related to historical use of certain products alleged to have contained PFAS chemicals in our manufacturing processes. Following the end of the quarter, we engaged in settlement discussions with the plaintiffs in four of these pending claims. These pending matters are those styled: Moss Land Company, LLC, et al. v. City of Calhoun, et al., in the Superior Court of Gordon County, Georgia, Case No. 24CV73929; The City of Calhoun, Georgia v. Daikin America, Inc., et al., in the Superior County of Gordon County, Georgia, Case No. 24CV73929; William Hartwell Brooks v. City of Calhoun, Georgia, et al., in the Superior Court of Gordon County, Georgia, Case No. 24CV74289; and James Haley Stephens v. 3M Company, et al., in the Superior Court of Gordon County, Georgia, Case No. 25CV75072. As a result of those discussions, we have reached a memorandum of understanding to settle the Moss and Calhoun Utilities claims (as set forth in the pending matters) subject to certain conditions and negotiation of final settlement agreements with the plaintiffs in those matters. Accordingly, we have estimated and recorded a liability for such anticipated settlement amount. That amount is deemed to be immaterial due to the anticipated terms of the settlement agreements.

Additionally, we have obtained an agreement in principle from the Plaintiffs in the pending Chatsworth matter styled, The City of Chatsworth, Georgia v. 3M Company, et al., in the Superior Court of Murray County, Georgia, Case No. 25-C10245 to dismiss without prejudice that lawsuit and the claims against us asserted therein.

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

We have a significant amount of indebtedness relative to our equity. Insufficient cash flow, profitability, or the value of our assets securing our loans could have a material adverse effect on our ability to generate sufficient funds to satisfy the terms of our senior loan agreement and other debt obligations. Our senior loan agreement and term loans include certain compliance, affirmative, and financial covenants. The impact of continued operating losses on our liquidity position could affect our ability to comply with these covenants and could cause us to be unable to continue to operate as a going concern. Additionally, the inability to access debt or equity markets at competitive rates in sufficient amounts to satisfy our obligations could adversely impact our business. Significant increases in interest rates tied to our floating rate debt could have a material adverse effect on our financial results. Further, our trade relations depend on our economic viability and insufficient capital could harm our ability to attract and retain customers and or supplier relationships.

Additional tariffs on product imported to the U.S., retaliatory trade actions taken by other countries and resulting trade wars may have a material adverse impact on our business.

Our business is subject to risks related to tariffs and other trade policies put in place by the U.S. or other countries. In 2025, the U.S. government announced the intention to impose additional tariffs on certain goods imported from numerous countries, and multiple nations, including China, responded with reciprocal tariffs and other retaliatory trade actions. The recent enactment of tariffs by the U.S. government, along with the unpredictability of such rates, pose a significant risk to our business operations and may materially increase our costs and reduce our margins. The tariffs may also lead to higher pricing for our products, potentially reducing consumer demand and impacting our sales volume. We are actively monitoring the impact of any tariffs that become effective, as well as potential retaliatory tariffs imposed by other countries. We are currently analyzing strategies that can be taken to moderate or minimize the effects of these trade actions, including evaluating the country of origin for sourcing product into the U.S., negotiating with suppliers and raising prices. However, there can be no assurance that these measures will be successful, or that they will offset the negative impact of the tariffs on our business.

Given the uncertainty regarding scope and duration of the current and potential tariffs, as well as the potential for additional trade actions by the U.S. or other countries, the specific impact to our business, results of operations, cash flows and financial condition is uncertain but could be material.

Table of Contents    34

The floorcovering industry is sensitive to changes in general economic conditions and a further decline in residential activity or home remodeling and refurbishment could have a material adverse effect on our business.

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

Nasdaq Marketplace Rule 5550(a)(2) required that, for continued listing on the exchange, we had to maintain a minimum bid price of $1 per share. We received notice from Nasdaq on September 27, 2023 that our closing bid price was below $1 per share for 30 consecutive business days. We requested, and were granted, an additional 180 calendar days from March 25, 2024 to September 24, 2024 to meet the applicable minimum bid price requirement. On September 24, 2024, the Company received a letter from Nasdaq notifying the Company that it had not regained compliance with the bid price requirement by the required compliance date and, as a result, the Company's Common Stock was subject to delisting. Effective at the opening of business on October 3, 2024, our Common Stock was suspended and delisted from Nasdaq and began trading on the Over-the-Counter Market pink sheets under the stock symbol DXYN. Effective October 4, 2024, we were upgraded to the Over-the-Counter OTCQB Market ("the OTCQB") trading under the same symbol DXYN. On February 12, 2025, Nasdaq filed a Form 25 with the SEC notifying the SEC of Nasdaq's determination to remove our securities from listing on Nasdaq. The delisting was effective February 21, 2025.

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

Table of Contents    35

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
Table of Contents    36

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
Table of Contents    37

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

Since 2016, the Company has been named as a defendant in multiple lawsuits filed by various individual plaintiffs against chemical manufacturers, distributors, and several other carpet manufacturers and finishers in connection with the past use of surfactants containing or alleged to contain chemicals associated with PFAS and PFOS. Additionally, and as noted above, there is an increased regulatory focus on the use and past use of such chemicals. Such regulatory focus may result in governmental litigation related to use of such chemicals.
To date, the Company has managed the defense and settlement of lawsuits related to the alleged past use of PFOA, PFOS and related chemicals by expenditure of amounts deemed not to be material. Nevertheless, the future costs of such litigation are unpredictable. The management time spent on such matters and the distraction caused by such litigation has been and is likely
Table of Contents    38

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

The following table provides information regarding our repurchases of our Common Stock Shares during the three months ended September 27, 2025:

Fiscal Month Ending	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs (2)
August 2, 2025	—	$—	—
August 30, 2025	1,452	0.48	—
September 27, 2025	—	—	—
Three Months Ended September 27, 2025	1,452	$0.48	—	$—
(1)During the three months ended September 27, 2025, 1,452 shares were withheld from an employee in lieu of cash payments for withholding taxes due for a total amount of $697 pursuant to the terms of the applicable incentive plans.
(2)We currently do not have an active stock repurchase plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits
Table of Contents    39

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
101.PRE    XBRL Taxonomy Extension Presentation Linkbase Document
Table of Contents    40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DIXIE GROUP, INC.
(Registrant)

Date: November 12, 2025	By: /s/ Allen L. Danzey
Allen L. Danzey Vice President and Chief Financial Officer

Table of Contents    41