Form 10-K
period 2025-12-27
DIXIE GROUP INC
filed 2026-03-26
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2025
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

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 27, 2025 (the last business day of the registrant's most recently completed fiscal second quarter) was $5,348,312. The aggregate market value was computed by reference to the closing price of the Common Stock on such date. In making this calculation, the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding Common Stock, and no other persons, are affiliates. No market exists for the shares of Class B Common Stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of March 23, 2026
Common Stock, $3.00 Par Value	14,096,282	shares
Class B Common Stock, $3.00 Par Value	1,317,052	shares
Class C Common Stock, $3.00 Par Value	—	shares
DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the following document are incorporated by reference:
Proxy Statement of the registrant for annual meeting of shareholders to be held May 6, 2026 (Part III).
Table of Contents    1

THE DIXIE GROUP, INC.

Index to Annual Report
on Form 10-K for
Year Ended December 27, 2025

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

Industry

We are a flooring manufacturer in an industry composed of a wide variety of companies from small privately held firms to large multinationals. In 2024, according to the most recent information available, the U.S. floorcovering industry reported $33.2 billion in sales, down approximately 2.6% from the 2023 sales total. In 2024, the primary categories of flooring in the U.S., based on sales dollars, were carpet and rug (34%), luxury vinyl flooring (LVF) (27%), wood (13%), ceramic tile (13%), stone (6%), vinyl (4%), and laminate and other (3%). In 2024, the primary categories of flooring in the U.S., based on square feet, were carpet and rug (40%), luxury vinyl flooring (LVF) (30%), ceramic tile (11%), vinyl (7%), wood (5%), laminate (3%), and stone and other (4%). Each of these categories is influenced by the residential construction, commercial construction, and residential remodeling markets. These markets are influenced by many factors including consumer confidence, spending for durable goods, turnover in housing and the overall strength of the economy.

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

Customer and Product Concentration

No customer was more than 10 percent of our net sales during the periods presented. During 2025, sales to our top ten customers accounted for approximately 7% of our sales and our top 20 customers accounted for approximately 10% of our sales. We do not have a material amount of sales in foreign countries.

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

Human Capital Resources

At December 27, 2025, our total employed associates was 928.

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
Table of Contents    6

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
Table of Contents    7

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
Table of Contents    8

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
Table of Contents    9

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
Table of Contents    10

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

We did not experience a material cybersecurity incident during the year ended December 27, 2025; however, the scope and impact of any future incident cannot be predicted. See "Item 1A. Risk Factors" for more information on our cybersecurity-related risks.

Table of Contents    11

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

Item 2.    PROPERTIES

The following table lists our facilities according to location, type of operation and approximate total floor space as of March 6, 2026:

Location	Type of Operation	Approximate Square Feet
Administrative:
Saraland, AL*	Administrative	29,000
Santa Ana, CA*	Administrative	4,000
Calhoun, GA	Administrative	10,600
Dalton, GA*	Administrative	50,800
	Total Administrative	94,400

Manufacturing and Distribution:
Atmore, AL	Distribution / Warehouse	610,000
Roanoke, AL	Carpet Yarn Processing	204,000
Saraland, AL*	Warehouse	384,000
Porterville, CA*	Carpet Yarn Processing	249,000
Santa Ana, CA*	Carpet and Rug Manufacturing, Distribution	200,000
Adairsville, GA*	Samples and Rug Manufacturing, Distribution	292,000
Calhoun, GA	Carpet Dyeing & Processing	193,300
Eton, GA	Carpet Manufacturing, Distribution	408,000
Chatsworth, GA*	Samples Warehouse and Distribution	244,400
	Total Manufacturing and Distribution	2,784,700

* Leased properties	TOTAL	2,879,100

In our opinion, our manufacturing facilities are well maintained and our machinery is efficient and competitive. Operations of our facilities generally vary between 120 and 168 hours per week. Substantially all of our owned properties are subject to mortgages, which secure the outstanding borrowings under these mortgages.

Item 3.     LEGAL PROCEEDINGS

As previously disclosed, we are currently defending five lawsuits based generally on alleged damages related to historical use of certain products alleged to have contained PFAS chemicals in our manufacturing processes. Following the end of the quarter, we engaged in settlement discussions with the plaintiffs in four of these pending claims. These pending matters are those styled: Moss Land Company, LLC, et al. v. City of Calhoun, et al., in the Superior Court of Gordon County, Georgia, Case No. 24CV73929; The City of Calhoun, Georgia v. Daikin America, Inc., et al., in the Superior County of Gordon County, Georgia, Case No. 24CV73929; William Hartwell Brooks v. City of Calhoun, Georgia, et al., in the Superior Court of Gordon County, Georgia, Case No. 24CV74289; and James Haley Stephens v. 3M Company, et al., in the Superior Court of Gordon County, Georgia, Case No. 25CV75072. As a result of those discussions, we have reached a memorandum of understanding to settle the Moss claims subject to certain conditions and negotiation of a final settlement agreement with the plaintiffs and have settled all claims with respect to The City of Calhoun in such matters. Accordingly, we have estimated and recorded a liability for such anticipated settlement amounts and payments. That amount is deemed to be immaterial due to the anticipated terms of the settlement agreements. No final settlement agreement has been entered into with respect to the Brooks and Stephens matters and discussions concerning the terms of those final settlement agreements are ongoing.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and offices held by the executive officers of the registrant as of March 6, 2026, are listed below along with their business experience during the past five years.

Name, Age and Position	Business Experience During Past Five Years

Daniel K. Frierson, 84 Chairman of the Board, and Chief Executive Officer, Director	Director since 1973, Chairman of the Board since 1987 and Chief Executive Officer since 1980. He is the Chairman of the Company's Executive Committee. He is past Chairman of The Carpet and Rug Institute.

D. Kennedy Frierson, Jr., 59 Vice President and Chief Operating Officer, Director	Director since 2012 and Vice President and Chief Operating Officer since August 2009. Vice President and President Masland Residential from February 2006 to July 2009. President Masland Residential from December 2005 to January 2006. Executive Vice President and General Manager, Dixie Home, 2003 to 2005. Business Unit Manager, Bretlin, 2002 to 2003.

Allen L. Danzey, 56 Vice President and Chief Financial Officer	Chief Financial Officer since January 2020. Director of Accounting from May 2018 to December 2019. Commercial Division Controller from July 2009 to May 2018. Residential Division Controller and Senior Accountant from February 2005 to July 2009.

Thomas M. Nuckols, Jr., 58 Vice President and President, Dixie Residential	Vice President and President of Dixie Residential since November 2017. Executive Vice President, Dixie Residential from February 2017 to November 2017. Dupont/Invista, from 1989 to 2017, Senior Director of Mill Sales and Product Strategy from 2015 to 2017.

Daniel M. Phelan, 59 Vice President, Human Resources	Vice President of Human Resources since June 2024; Vice President of Marketing 2007–May 2024; Vice President of Hard Surfaces 2016–2018; Regional Vice President, Mountain West 2004–2015; Vice President of National Accounts 1999–2007

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

As of March 6, 2026, the total number of holders of our Common Stock was approximately 2,500 including an estimated 2,050 shareholders who hold our Common Stock in nominee names. The total number of holders of our Class B Common Stock was 10.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Fiscal Month Ending	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs
November 1, 2025	—	$—	—	—
November 29, 2025	1,563	0.56	—	—
December 27, 2025	—	—	—	—
Three Fiscal Months Ended December 27, 2025	1,563	$0.56	—	$—

(1)During the three months ended December 27, 2025, 1,563 shares were withheld from an employee in lieu of cash payments for withholding taxes due for a total amount of $875 pursuant to the terms of the applicable incentive plans.

Dividends and Price Range of Common Stock

There is a restriction on the payment of dividends under our revolving credit facility and we have not paid any dividends in the years ended December 27, 2025 and December 28, 2024.

The following table provides the price range of common stock for the four fiscal quarterly periods in the years ended December 27, 2025 and December 28, 2024. Since October 3, 2024, our Common Stock has been traded on the OTC markets. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	FISCAL QUARTER
2025	1ST	2ND	3RD	4TH
Common Stock Prices:
High	$0.76	$0.73	$0.75	$0.75
Low	0.42	0.38	0.45	0.45

2024	1ST	2ND	3RD	4TH
Common Stock Prices:
High	$0.74	$1.00	$0.94	$1.05
Low	0.50	0.47	0.54	0.45
Table of Contents    14

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

Set forth below is a line graph comparing the yearly change in the cumulative total shareholder return on our Common Stock against the total return of the Standard & Poor's Small Cap 600 Stock Index, plus both the Dow Jones US Furnishings Index and the Dow Jones US Building Materials & Fixtures Index, in each case for the five year period ended December 27, 2025. The comparison assumes that $100.00 was invested on December 26, 2020, in our Common Stock, the S&P Small Cap 600 Index, and each of the two Peer Groups, and assumes the reinvestment of dividends.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2025
250.00
200.00
150.00
100.00
50.00
0.00
12/26/2020
12/25/2021
12/31/2022
12/30/2023
12/28/2024
12/27/2025
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

Our sales volumes continue to be impacted by softness in U.S. housing turnover and sluggish new home construction. Weak consumer confidence continues to hinder consumer discretionary spending, which has caused consumers to postpone large purchases of durable goods such as flooring. Macroeconomic factors continue to impact new home construction and residential renovation and remodeling activity. Residential remodeling is a primary sales driver of flooring products, and most flooring is replaced before a home is listed for sale or just after a home purchase is completed. The current housing market conditions have suppressed remodeling activity as home sales remain soft. Housing turnover rates remain near historically low levels, driven by affordability challenges and broader economic uncertainty. We have, to some extent, offset the impact of a soft housing market and decreased renovation activity through cost containment, price increases, improved productivity and lower input costs. Due to low housing availability, aging stock and greater household formation, we believe demand in our markets will accelerate when consumer confidence improves and home mortgage interest rates decline. However, the ongoing impact of soft consumer demand, inflationary pressures and high interest rates to our business, financial condition, and results of operations cannot be determined at this time.

We continue to actively monitor trade policy and tariff announcements, including various executive orders issued by the current U.S. presidential administration. We have taken steps to mitigate the implemented tariffs through managing inventory of sourced products and adjusting prices as the tariff trade policy evolves. We continue to monitor changing tariff levels and adjust its strategies to mitigate their impact as trade policy evolves. These tariff actions, retaliatory measures, or other trade restrictions could materially and adversely impact our business, financial condition and results of operations.

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

Table of Contents    16

RESULTS OF OPERATIONS

Fiscal Year Ended December 27, 2025 Compared with Fiscal Year Ended December 28, 2024

	Fiscal Year Ended (amounts in thousands)
	December 27, 2025	% of Net Sales	December 28, 2024	% of Net Sales	Increase (Decrease)	% Change
Net sales	$257,429	100.0%	$265,026	100.0%	$(7,597)	(2.9)%
Cost of sales	187,880	73.0%	199,515	75.3%	(11,635)	(5.8)%
Gross profit	69,549	27.0%	65,511	24.7%	4,038	6.2%
Selling and administrative expenses	67,673	26.3%	69,850	26.4%	(2,177)	(3.1)%
Other operating expense, net	1,209	0.5%	200	—%	1,009	504.5%
Facility consolidation and severance expenses, net	549	0.2%	1,327	0.5%	(778)	(58.6)%
Operating income (loss)	118	—%	(5,866)	(2.2)%	5,984	(102.0)%
Interest expense	7,309	2.8%	6,380	2.4%	929	14.6%
Other (income) expense, net	11	—%	(7)	—%	18	(257.1)%
Loss from continuing operations before taxes	(7,202)	(2.8)%	(12,239)	(4.6)%	5,037	(41.2)%
Income tax provision (benefit)	73	—%	(29)	—%	102	(351.7)%
Loss from continuing operations	(7,275)	(2.8)%	(12,210)	(4.6)%	4,935	(40.4)%
Loss from discontinued operations, net of tax	(340)	(0.2)%	(790)	(0.3)%	450	(57.0)%
Net loss	$(7,615)	(3.0)%	$(13,000)	(4.9)%	$5,385	(41.4)%

Net Sales. Net sales for the year ended December 27, 2025 were $257.4 million compared with $265.0 in the prior period, a decrease of 2.9% for the year-over-year comparison. The lower net sales were attributed to continued lower demand within the floorcovering industry and related markets driven by continued high interest rates and inflation.

Gross Profit. Gross profit, as a percentage of net sales, increased 2.3 percentage points in 2025 compared with 2024. The increase in gross profit percentage in 2025 was primarily driven by lower raw material costs and cost reductions in our operations.

Selling and Administrative Expenses. Selling and administrative expenses were $67.7 million in 2025 compared with $69.9 million in 2024. Selling and administrative expenses as a percent of the net sales for 2025 and 2024 were 26.3% and 26.4% respectively. The decrease in selling and administrative expenses was primarily due to a reduction in sample and marketing expenses offset by an increase in legal expenses.

Other Operating Expense, Net. Net other operating expense was an expense of $1.2 million in 2025 compared with an expense of $200 thousand in 2024. Other operating expense, net includes estimated losses related to certain pending litigation.

Facility Consolidation and Severance Expenses, Net. Facility consolidation expenses were $549 thousand in 2025 compared with $1.3 million in 2024. The facility consolidation expenses incurred during 2025 and 2024 were primarily related to our plan for the consolidation of our east coast manufacturing to better align our production capacity with our sales volume and concentrate production into our lower cost facility.

Operating Income (Loss). The operating income in 2025 was $118 thousand compared to an operating loss of $5.9 million in 2024. The increase in operating income (loss) was primarily the result of cost reductions in our operations.

Interest Expense. Interest expense was $7.3 million in 2025 compared with $6.4 million in 2024. The increase is a result of higher interest rates through out 2025 compared to 2024.

Other (Income) Expense, Net. Net other (income) expense was an expense of $11 thousand in 2025 compared with income of $7 thousand in 2024. The 2025 expense included a loss of $66 thousand related to an extinguishment of a debt arrangement.

Income Tax Provision (Benefit). Our effective income tax rate was a provision of 1.01% in 2025. The provision relates to federal and state cash taxes paid offset by certain federal and state credits. In 2025, we increased our valuation allowance by $2.1 million related to our net deferred tax asset and specific federal and state net operating losses and federal and state tax credit carryforwards.

Table of Contents    17

Our effective income tax rate was a benefit of 0.24% in 2024. The provision relates to federal and state cash taxes paid offset by certain federal and state credits. In 2024, we decreased our valuation allowance by $3.8 million related to our net deferred tax asset and specific federal and state net operating losses and federal and state tax credit carryforwards.

Net Loss. Continuing operations reflected a loss of $7.3 million, or $0.50 per diluted share in 2025, compared with a loss from continuing operations of $12.2 million, or $0.83 per diluted share in 2024. Our discontinued operations reflected a loss of $340 thousand, or $0.02 per diluted share in 2025 compared with a loss of $790 thousand, or $0.05 per diluted share in 2024. Including discontinued operations, we had a net loss of $7.6 million, or $0.52 per diluted share, in 2025 compared with net loss of $13.0 million, or $0.88 per diluted share, in 2024.

LIQUIDITY, CAPITAL RESOURCES AND GOING CONCERN

During the year ended December 27, 2025, cash provided by continuing operations was $9.6 million. A reduction in inventories generated $482 thousand and an increase in accounts payable and accrued expenses generated $9.3 million.

Net cash used in investing activities was $473 thousand during the year ended December 27, 2025. This amount was primarily the result of purchases of property, plant and equipment of $598 thousand.

During the year ended December 27, 2025, cash used in financing activities was $1.6 million. We had net borrowings of $2.7 million on our revolving credit facilities. We had payments of $2.1 million on building and other term loans and payments on notes payable, net of borrowings was $280 thousand and payments on finance leases of $152 thousand.

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

As described in Note 1 to the consolidated financial statements, we had $52.7 million of outstanding indebtedness under our senior credit facility that is classified as current as of December 27, 2025. As of the date of these financial statements, the Company’s existing cash and cash equivalents would not be sufficient to satisfy this debt in whole and meet the Company’s operating needs for at least one year after the issuance of these financial statements.

We have evaluated our liquidity position over the next twelve months. In our evaluation we considered recent operating losses, reduced availability under our credit facility, covenant violations and macroeconomic pressures. Management has developed plans that are intended to improve liquidity and address these conditions, including profit improvement initiatives and seeking additional debt financing. Our evaluation of these plans, and our assumptions regarding their execution and timing, requires significant judgment and is subject to inherent uncertainty. We believe, after having reviewed various financial scenarios, our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements under current operating conditions. However, our current forecast projects we may not be able to maintain compliance with certain of our financial covenants under our loan agreements. We have been able to obtain waivers in the past for such violations but it cannot be assured that such waivers will be obtained in the future. Refer to Note 1 in our consolidated financial statements for detail regarding our assessment as a going concern.

Availability under our MidCap Financial Senior Secured Revolving Credit Facility on December 27, 2025 was $8.2 million which is subject to a $6.0 million minimum excess availability requirement. Significant additional cash expenditures above our normal liquidity requirements, significant deterioration in economic conditions or continued operating losses could affect our business and require supplemental financing or other funding sources.

Debt Facilities

Revolving Credit Facility - MidCap Financial IV Trust. On February 25, 2025, we entered into a new $75.0 million revolving credit agreement with MidCap Financial IV Trust, as agent, and lenders from time-to-time party thereto (collectively, "MidCap"). The credit agreement is secured by a security interest on all accounts receivable, inventory, and other assets other than certain excluded assets, including a deed to secure debt lien on our Calhoun and Chatsworth, Georgia facilities. Our borrowing capacity is based on certain percentages of values/sub-limits of the accounts receivable, inventory, and other assets (including the real properties serving as collateral for the loan). The agreement matures on February 25, 2028.

Table of Contents    18

Advances under the revolving credit facility bear interest at annual rates equal to SOFR (plus a 0.11448% SOFR adjustment) for a 1 month period, as defined with a floor of 1.00% or published SOFR, plus an applicable margin ranging between 3.75% and 4.25%. The applicable margin is determined based on the revolving loan availability percentage under the revolving credit facility with margins increasing as availability decreases. We are subject to a minimum excess availability covenant that is based upon a fixed charge coverage ratio which must be above a 1.10 to 1.00 ratio. We are subject to a monthly rolling minimum EBITDA requirement if availability is under 20% of the principal amount of the loan. The credit agreement is subject to customary terms and conditions and annual administrative and unused line fees with pricing varying based on excess availability. As of December 27, 2025, the unused borrowing availability under the MidCap revolving credit agreement was $8.2 million which is subject to a $6.0 million minimum excess availability requirement. (See Note 22 Subsequent Events for information on our amended revolving credit agreement with MidCap Financial IV Trust.)

The revolving credit facility requires a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce the balance outstanding. This arrangement, combined with the existence of a “subjective acceleration clause” (as defined by U.S. GAAP) in the revolving credit facility, requires the balance on the revolving credit facility to be classified as a current liability. The “subjective acceleration clause” allows the lender to declare an event of default if there is a material adverse change in the Company's business or financial condition. Upon the occurrence of an event of default, the lender may, among other things, declare all obligations payable in full. The loan requires certain compliance, affirmative, and financial covenants and, as of the reporting date, we are in compliance with or have received waivers or amendments for all such financial covenants.

Term Loans. Effective October 28, 2020, we entered into a $10.0 million principal amount USDA Guaranteed term loan with AmeriState Bank as lender. The term of the loan is 25 years and bears interest at a minimum 5.00% rate or 4.00% above 5-year treasury, to be reset every 5 years at 3.5% above 5-year treasury. The interest rate reset at 7.11% on October 26, 2025 and will reset every 5 years thereafter. The loan is secured by a first mortgage on our Atmore, Alabama and Roanoke, Alabama facilities. The loan requires certain compliance, affirmative, and financial covenants and, as of the reporting date, we are in compliance with or have received waivers for all such financial covenants.

Effective October 29, 2020, we entered into a $15.0 million principal amount USDA Guaranteed term loan with the Greater Nevada Credit Union as lender. The term of the loan is 10 years and bears interest at a minimum 5.00% rate or 4.00% above 5-year treasury, to be reset after 5 years at 3.5% above 5-year treasury. The interest rate reset at 7.11% on October 29, 2025. Payments on the loan are interest only over the first three years and principal and interest over the remaining seven years. The loan is secured by a first lien on a substantial portion of our machinery and equipment, a certificate of deposit and a second lien on our Atmore and Roanoke facilities. The loan requires certain compliance, affirmative, and financial covenants and, as of the reporting date, we are in compliance with or have received waivers for all such financial covenants.

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

Our other financing notes have terms up to 1 year, bear interest ranging from 6.45% to 6.75% and are due in monthly installments through their maturity dates. Our other notes do not contain any financial covenants.

Finance Lease Obligations. Our finance lease obligations are due in monthly installments through their maturity dates. Our finance lease obligations are secured by the specific equipment leased. (See Note 9 to our Consolidated Financial Statements).

Stock-Based Awards

We recognize compensation expense related to share-based stock awards based on the fair value of the equity instrument over the period of vesting for the individual stock awards that were granted. At December 27, 2025, the total unrecognized compensation expense related to unvested restricted stock awards was $598 thousand with a weighted-average vesting period of 6.3 years.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements at December 27, 2025 or December 28, 2024.

Table of Contents    19

Income Tax Considerations

For the year ended December 27, 2025, we increased our valuation allowances by $2.1 million related to our net deferred tax asset and specific federal and state net operating losses and federal and state credit carryforwards.

During 2026 and 2027, we do not anticipate cash outlays for income taxes to exceed $200 thousand. This is due to our tax loss carryforwards and tax credit carryforwards that will be used to partially offset taxable income. At December 27, 2025, we were in a net deferred tax liability position of $91 thousand, which was included in other long-term liabilities in our Consolidated Balance Sheets.

Discontinued Operations - Environmental Contingencies

We have reserves for environmental obligations established at four previously owned sites that were associated with our discontinued textile businesses. We have a reserve of $2.1 million for environmental liabilities at these sites as of December 27, 2025. The liability established represents our best estimate of loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from our estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

Fair Value of Financial Instruments

At December 27, 2025, we had no assets or liabilities measured at fair value that fall under a level 3 classification in the hierarchy (those subject to significant management judgment or estimation).

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

•Going concern and liquidity. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. Under U.S. GAAP, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. If substantial doubt is raised, management must also assess whether its plans to mitigate those conditions or events will alleviate that substantial doubt.

In performing this assessment, we make significant judgments about our expected liquidity, including projected cash flows from operations, capital expenditure requirements, availability and terms of external financing, compliance with financial covenants in our debt agreements, and other factors that could affect our ability to meet obligations as they become due. These estimates involve assumptions regarding, among other things, future sales volumes and pricing, gross margin performance, timing of collections from customers, payment terms with suppliers, cost‑reduction initiatives, and access to capital markets or other funding sources.

As of December 27, 2025, we had $52.7 million of outstanding indebtedness under our senior credit facility that is classified as a current liability, unrestricted cash and cash equivalents of $3.2 million and unused availability under our senior credit facility of $8.2 million, subject to a $6.0 million minimum excess availability requirement and continued compliance with applicable financial covenants. We are required to maintain certain financial ratios and other covenants, which, if not met, could result in an event of default and an acceleration of our outstanding indebtedness. Our going concern and liquidity assessment therefore requires significant judgment about our ability to meet these covenants over the next 12 months, including the effectiveness and timing of management’s plans.
Table of Contents    20

At the time of issuance of these financial statements, conditions and events, including recent operating losses, reduced availability under our credit facility, covenant violations and macroeconomic pressures, raised substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. Management has developed plans that are intended to improve liquidity and address these conditions, including profit improvement initiatives and seeking additional debt financing. Our evaluation of these plans, and our assumptions regarding their execution and timing, requires significant judgment and is subject to inherent uncertainty.

If our actual operating results, cash flows, or access to capital differ materially from our estimates, or if we are unable to execute our plans as currently contemplated, we may be unable to meet our obligations as they become due or maintain compliance with our debt covenants. In that event, we could be required to seek additional financing on less favorable terms, further reduce or delay capital expenditures and other spending, dispose of assets, or pursue other strategic alternatives. Changes in our judgments or assumptions regarding going concern and liquidity could have a material effect on our consolidated financial statements and related disclosures.

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

Table of Contents    21

•Income taxes. Our effective tax rate is based on income, statutory tax rates and tax planning opportunities available in the jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in a future period. We evaluate the recoverability of these future tax benefits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely on estimates, including business forecasts and other projections of financial results over an extended period of time. In the event that we are not able to realize all or a portion of our deferred tax assets in the future, a valuation allowance is provided. We recognize such amounts through a charge to income in the period in which that determination is made or when tax law changes are enacted. We had valuation allowances of $26.8 million at December 27, 2025 and $24.7 million at December 28, 2024. At December 27, 2025, we were in a net deferred tax liability position of $91 thousand. For further information regarding our valuation allowances, see Note 13 to the Consolidated Financial Statements.

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

At December 27, 2025, $72,528, or approximately 87% of our total debt, was subject to floating interest rates. A one-hundred basis point fluctuation in the variable interest rates applicable to this floating rate debt would have an annual pre-tax impact of approximately $725. Included in the $72,528, is the amount outstanding for term loans of $19,822. Both loans bear interest of 5% for the first five years. The interest rates reset at 7.11% for both term loans in 2025. For the 25-year term loan, the rate will continue to reset to reflect the then current 5-year treasury rate plus a margin. The 10-year term loan will not reset again. A one-hundred basis point fluctuation in the interest rates applicable to the term loans debt would have an annual pre-tax impact of approximately $198. See Note 9 for further discussion of these loans.

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

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 27, 2025, the date of the financial statements included in this Form 10-K (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that, as of the Evaluation Date, that due to the existence of a material weakness in our internal control over financial reporting described below, that our disclosure controls and procedures were not effective. However, giving full consideration to the deficiency, we have concluded that that the Consolidated Financial Statements included in this annual report present fairly, in all material respects our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted principles.

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

Management, including our principal executive officer and principal financial officer, has used the criteria set forth in the report entitled “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to evaluate the effectiveness of its internal control over financial reporting. Management has concluded that, during the period covered by this Report, its internal control over financial reporting was not effective as of December 27, 2025, based on those criteria.
Table of Contents    23

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected on a timely basis. During our assessment of internal control over financial reporting in our prior fiscal year and recurring in the current fiscal year, we identified the following material weaknesses:

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

Remediation Efforts

We are committed to maintaining a strong internal control environment. In response to the material weaknesses described above, we will enhance our processes to evaluate and review debt transactions as they relate to the presentation and disclosure requirements of debt by designating an individual to be responsible for the review who has the expertise in these matters or will consult with outside professionals with the expertise. In addition, the designated individual will perform the necessary formal documentation as it relates to lessor accounting transactions. In order to fully document effective remediation, new transactions similar to the items above would need to occur. Such lessor transactions did not occur in the current year. We continue to evaluate and work to improve our disclosure controls and procedures and internal control over financial reporting. We plan to continue the implementation of these and other remediation efforts, such as the addition of more resources, to address the identified material weaknesses in the future.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.OTHER INFORMATION

None.

Item 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.
Table of Contents    24

PART III.

Item 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The section entitled "Information about Nominees for Director" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 6, 2026 is incorporated herein by reference. Information regarding the executive officers of the registrant is presented in PART I of this report.

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

Audit Committee

We have a standing audit committee.  At December 27, 2025, members of our audit committee are Michael L. Owens, Chairman, William F. Blue, Jr., Charles E. Brock, and Hilda S. Murray.

Item 11.EXECUTIVE COMPENSATION

The sections entitled "Compensation Discussion and Analysis", "Executive Compensation Information" and "Director Compensation" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 6, 2026 are incorporated herein by reference.

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled "Principal Shareholders", as well as the beneficial ownership table (and accompanying notes), in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 6, 2026 are incorporated herein by reference.

Equity Compensation Plan Information as of December 27, 2025

The following table sets forth information as to our equity compensation plans as of the end of the 2025 fiscal year:

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of the outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans approved by security holders	407,819	(1)	$1.69	(2)	748,755	(3)

(1)Includes the options to purchase 315,000 shares of Common Stock under our Omnibus Equity Incentive Plan and 92,819 Performance Units issued under the 2016 Incentive Compensation Plan, each unit being equivalent to one share of Common Stock. Does not include shares of Common Stock issued but not vested pursuant to outstanding restricted stock awards.
(2)Includes the aggregate weighted-average of (i) the exercise price per share for outstanding options to purchase 315,000 shares of Common Stock under our Omnibus Equity Incentive Plan and (ii) the price per share of the Common Stock on the grant date for each of 92,819 Performance Units issued under the 2016 Incentive Compensation Plan (each unit equivalent to one share of Common Stock).
(3)Includes 258,517 shares remaining to be issued under the 2016 Incentive Compensation Plan 490,238 shares remaining to be issued under the Omnibus Equity Incentive Plan.

Table of Contents    25

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled "Certain Transactions Between the Company and Directors and Officers" and "Independent Directors" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 6, 2026 are incorporated herein by reference.

Item 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled "Audit Fees Discussion" in the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held May 6, 2026 is incorporated herein by reference. The independent registered public accounting firm is Forvis Mazars, LLP (PCAOB Firm ID No. 686) located in Atlanta, Georgia.

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

Date: March 26, 2026	The Dixie Group, Inc.

/s/ DANIEL K. FRIERSON
By: Daniel K. Frierson
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ DANIEL K. FRIERSON	Chairman of the Board, Director and Chief Executive Officer	March 26, 2026
Daniel K. Frierson

/s/ ALLEN L. DANZEY	Vice President, Chief Financial Officer	March 26, 2026
Allen L. Danzey

/s/ D. KENNEDY FRIERSON, JR.	Vice President, Chief Operating Officer and Director	March 26, 2026
D. Kennedy Frierson, Jr.

/s/ WILLIAM F. BLUE, JR.	Director	March 26, 2026
William F. Blue, Jr.

/s/ CHARLES E. BROCK	Director	March 26, 2026
Charles E. Brock

/s/ HILDA S. MURRAY	Director	March 26, 2026
Hilda S. Murray

/s/ MICHAEL L. OWENS	Director	March 26, 2026
Michael L. Owens

Table of Contents    27

ANNUAL REPORT ON FORM 10-K

ITEM 8 AND ITEM 15(a)(1) AND ITEM 15(a)(2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

FINANCIAL STATEMENT SCHEDULES

YEAR ENDED DECEMBER 27, 2025

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

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee
The Dixie Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Dixie Group, Inc. (the “Company”) as of December 27, 2025 and December 28, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 27, 2025 and the related notes and schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 27, 2025 and December 28, 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 27, 2025, in conformity with accounting principles generally accepted in the United States of America.
Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has suffered recurring losses from operations, reduced availability under its credit facility, covenant violations, and macroeconomic pressures. The Company has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the conditions and events and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Critical Audit Matter – LIFO Reserve

As disclosed in Notes 1 and 5 to the financial statements, the Company recognizes its inventory using the last-in, first-out (“LIFO”) method, which requires a reserve to adjust the historical cost carrying value of inventory to the lower of LIFO or market. As of December 27, 2025, the LIFO reserve was approximately $20,607,000. There is inherent complexity in the accounting for the LIFO reserve including complex calculations based on inventory pools, changes in those pools, and lower of cost or market adjustments.
We identified the LIFO reserve as a critical audit matter. The principal considerations for that determination included the complexity of the calculations, the judgment required for market adjustments, and the nature and extent of audit effort required to address the matter.

Table of Contents    30

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
•We selected a sample of inventory items and tested whether the lower of cost or market adjustments made by management were in accordance with U.S. GAAP.

/s/ Forvis Mazars, LLP

We have served as the Company's auditor since 2013.
Atlanta, Georgia
March 26, 2026

Table of Contents    31

THE DIXIE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 27, 2025	December 28, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,204	$19
Receivables, net of allowances for expected credit losses of $640 and $454	22,984	23,325
Inventories, net	66,370	66,852
Prepaid expenses	5,391	5,643
TOTAL CURRENT ASSETS	97,949	95,839

PROPERTY, PLANT AND EQUIPMENT, NET	29,154	33,747
OPERATING LEASE RIGHT-OF-USE ASSETS	23,649	25,368
RESTRICTED CASH	3,865	—
OTHER ASSETS	19,488	19,854
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	1,053	1,064
TOTAL ASSETS	$175,158	$175,872

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$22,781	$14,884
Accrued expenses	16,043	15,057
Current portion of long-term debt	56,642	53,818
Current portion of operating lease liabilities	4,553	3,804
Current liabilities of discontinued operations	1,073	1,156
TOTAL CURRENT LIABILITIES	101,092	88,719

LONG-TERM DEBT, NET	25,096	28,530
OPERATING LEASE LIABILITIES	20,200	22,295
OTHER LONG-TERM LIABILITIES	16,651	16,712
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	3,321	3,398
TOTAL LIABILITIES	166,360	159,654

COMMITMENTS AND CONTINGENCIES (See Note 17)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 13,929,691 shares for 2025 and 13,997,446 shares for 2024	41,789	41,992
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 1,240,285 shares for 2025 and 1,249,302 shares for 2024	3,721	3,748
Additional paid-in capital	160,335	159,892
Accumulated deficit	(197,315)	(189,700)
Accumulated other comprehensive income	268	286
TOTAL STOCKHOLDERS' EQUITY	8,798	16,218
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$175,158	$175,872

See accompanying notes to the consolidated financial statements.
Table of Contents    32

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended
	December 27, 2025	December 28, 2024
NET SALES	$257,429	$265,026
Cost of sales	187,880	199,515
GROSS PROFIT	69,549	65,511

Selling and administrative expenses	67,673	69,850
Other operating expense, net	1,209	200
Facility consolidation and severance expenses, net	549	1,327
OPERATING INCOME (LOSS)	118	(5,866)

Interest expense	7,309	6,380
Other (income) expense, net	11	(7)
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(7,202)	(12,239)
Income tax provision (benefit)	73	(29)
LOSS FROM CONTINUING OPERATIONS	(7,275)	(12,210)
Loss from discontinued operations, net of tax	(340)	(790)
NET LOSS	$(7,615)	$(13,000)

BASIC LOSS PER SHARE:
Continuing operations	$(0.50)	$(0.83)
Discontinued operations	(0.02)	(0.05)
Net loss	$(0.52)	$(0.88)

BASIC SHARES OUTSTANDING	14,481	14,639

DILUTED LOSS PER SHARE:
Continuing operations	$(0.50)	$(0.83)
Discontinued operations	(0.02)	(0.05)
Net loss	$(0.52)	$(0.88)

DILUTED SHARES OUTSTANDING	14,481	14,639

DIVIDENDS PER SHARE:
Common Stock	$—	$—
Class B Common Stock	—	—

See accompanying notes to the consolidated financial statements.
Table of Contents    33

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	Year Ended
	December 27, 2025	December 28, 2024
NET LOSS	$(7,615)	$(13,000)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrecognized net actuarial gain on postretirement benefit plans	20	52
Income taxes	—	—
Unrecognized net actuarial gain on postretirement benefit plans, net	20	52

Reclassification of net actuarial gain into earnings from postretirement benefit plans (1)	(38)	(34)
Income taxes	—	—
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(38)	(34)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(18)	18

COMPREHENSIVE LOSS	$(7,633)	$(12,982)

(1) Amounts for postretirement plans reclassified from accumulated other comprehensive income to net loss were included in selling and administrative expenses in the Company's Consolidated Statements of Operations.

See accompanying notes to the consolidated financial statements.
Table of Contents    34

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended
	December 27, 2025	December 28, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from continuing operations	$(7,275)	$(12,210)
Loss from discontinued operations	(340)	(790)
Net loss	(7,615)	(13,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,620	6,542
Net gain loss on property, plant and equipment disposals	(95)	(24)
Impairment of assets	—	238
Stock-based compensation expense	240	494
Expense for expected credit losses	274	194
Loss on extinguishment of debt	66	—
Changes in operating assets and liabilities:
Receivables	67	167
Inventories	482	9,359
Prepaid and other current assets	252	(20)
Accounts payable and accrued expenses	9,339	(618)
Other operating assets and liabilities	659	(496)
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,629	3,626
NET CASH USED IN OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	(488)	(394)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	125	60
Purchase of property, plant and equipment	(598)	(2,094)
Joint venture capital distributions	—	43
NET CASH USED IN INVESTING ACTIVITIES	(473)	(1,991)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (payments) on previous revolving credit facility	(50,000)	2,381
Borrowings on current revolving credit facility	292,775	—
Payments on current revolving credit facility	(240,069)	—
Payments on notes payable - buildings and other term loans	(2,138)	(1,915)
Borrowings on notes payable - other	1,513	1,453
Payments on notes payable - other	(1,793)	(2,591)
Payments on finance leases	(152)	(70)
Change in outstanding checks in excess of cash	(456)	26
Repurchases of Common Stock	(27)	(585)
Payments for debt issuance costs	(1,271)	—
NET CASH USED IN FINANCING ACTIVITIES	(1,618)	(1,301)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	7,050	(60)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	19	79
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$7,069	$19

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	$3,204	$19
Restricted cash	3,865	—
Total cash, cash equivalents and restricted cash	$7,069	$19

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$6,787	$6,195
Income taxes paid, net of (tax refunds)	14	94
Right-of-use assets obtained in exchange for new operating lease	2,996	411
Equipment purchased under finance leases	—	395
Deposits utilized on purchased equipment, net	—	6,530
See accompanying notes to the consolidated financial statements.
Table of Contents    35

THE DIXIE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands, except share data)

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 30, 2023	$43,228	$3,363	$159,132	$(176,700)	$268	$29,291
Common Stock issued - 37,501 shares	113	—	(113)	—	—	—
Repurchases of Common Stock - 732,888 shares	(2,199)	—	1,614	—	—	(585)
Restricted stock grants issued - 443,537 shares	928	403	(1,331)	—	—	—
Restricted stock grants forfeited - 31,812 shares	(96)	—	96	—	—	—
Class B converted into Common Stock- 5,980 shares	18	(18)	—	—	—	—
Stock-based compensation expense	—	—	494	—	—	494
Net loss	—	—	—	(13,000)	—	(13,000)
Other comprehensive income	—	—	—	—	18	18
Balance at December 28, 2024	$41,992	$3,748	$159,892	$(189,700)	$286	$16,218
Repurchases of Common Stock - 63,192 shares	(189)	—	162	—	—	(27)
Restricted stock grants issued - 32,000 shares	96	—	(96)	—	—	—
Restricted stock grants forfeited - 45,580 shares	(137)	—	137	—	—	—
Class B converted into Common Stock - 9,017 shares	27	(27)	—	—	—	—
Stock-based compensation expense	—	—	240	—	—	240
Net loss	—	—	—	(7,615)	—	(7,615)
Other comprehensive loss	—	—	—	—	(18)	(18)
Balance at December 27, 2025	$41,789	$3,721	$160,335	$(197,315)	$268	$8,798

See accompanying notes to the consolidated financial statements.

Table of Contents    36

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

Going Concern

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. Under U.S. GAAP, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. If substantial doubt is raised, management must also assess whether its plans to mitigate those conditions or events will alleviate that substantial doubt.

In performing this assessment, the Company makes significant judgments about its expected liquidity, including projected cash flows from operations, capital expenditure requirements, availability and terms of external financing, compliance with financial covenants in its debt agreements, and other factors that could affect its ability to meet obligations as they become due. These estimates involve assumptions regarding, among other things, future sales volumes and pricing, gross margin performance, timing of collections from customers, payment terms with suppliers, cost‑reduction initiatives, and access to capital markets or other funding sources.

As of December 27, 2025, the Company has $52,706 of outstanding indebtedness under its senior credit facility that is classified as a current liability, unrestricted cash and cash equivalents of $3,204 and unused availability under its senior credit facility of $8,193, subject to a $6,000 minimum excess availability requirement and continued compliance with applicable financial covenants. The Company is required to maintain certain financial ratios and other covenants, which, if not met, could result in an event of default and an acceleration of its outstanding indebtedness. The Company's going concern and liquidity assessment therefore requires significant judgment about its ability to meet these covenants over the next twelve months, including the effectiveness and timing of management’s plans. The Company received waivers or amendments for certain financial covenant violations prior to, as of and subsequent to fiscal year-end. Compliance with future financial covenants will be dependent on operating performance.

At the time of issuance of these financial statements, conditions and events, including recent operating losses, reduced availability under its credit facility, covenant violations and macroeconomic pressures, raised substantial doubt about its ability to continue as a going concern within twelve months after the date the financial statements are issued. Management has developed plans that are intended to improve liquidity and address these conditions, including profit improvement initiatives and seeking additional debt financing. The Company's evaluation of these plans, and its assumptions regarding their execution and timing, requires significant judgment and is subject to inherent uncertainty, therefore management has concluded that these plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated financial statements do not include adjustments, if any, that may arise from the outcome of this uncertainty.

If the Company's actual operating results, cash flows, or access to capital differ materially from its estimates, or if the Company is unable to execute its plans as currently contemplated, the Company may be unable to meet its obligations as they become due or maintain compliance with its debt covenants. In that event, the Company could be required to seek additional financing on less favorable terms, further reduce or delay capital expenditures and other spending, dispose of assets, or pursue other strategic alternatives. Changes in the Company's judgments or assumptions regarding going concern and liquidity could have a material effect on its consolidated financial statements and related disclosures.

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

The Company determined that the entity is a VIE and the Company's arrangement represents a variable interest in the entity. The Company has determined that the governance and operating structures of this VIE do not allow it to direct the activities that would significantly affect the Entity's economic performance. In addition, the Company does not have an obligation to absorb losses of the Entity. Therefore, the Company is not the primary beneficiary, and the results of operations and financial position of this VIE are not included in the Company's consolidated financial statements. The Company believes its maximum exposure of this unconsolidated VIE is the current carrying value of the equipment at the Entity's location. The carrying value and maximum exposure of this unconsolidated VIE was $6,630 as of December 27, 2025, and is included within property, plant and equipment, net on the Company’s consolidated balance sheets. Any additional potential losses cannot be determined.

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

Fiscal Year

The Company ends its fiscal year on the last Saturday of December. All references herein to "2025" and "2024" mean the fiscal years ended December 27, 2025 and December 28, 2024 respectively. Both fiscal year 2025 and fiscal 2024 contained 52 weeks.

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

Advertising Costs

The Company engages in promotional and advertising programs. Expenses relating to these programs are charged to results of operations during the period of the related benefits. These arrangements do not require significant estimates of costs. Costs related to cooperative advertising programs are normally recorded as selling and administrative expenses when the Company can reasonably identify the benefit associated with the program and can reasonably estimate that the fair value of the benefit is equal to or greater than its cost. The amount of advertising and promotion expenses included in selling and administrative expenses was not significant for the years 2025 and 2024.

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

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Improvements to Income Tax Disclosures (Topic 740), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The new guidance requires consistent categorization and greater disaggregation of information in the rate reconciliation, as well as further disaggregation of income taxes paid. This change is effective for annual periods beginning after December 15, 2024. The Company adopted this ASU in 2025 and applied it on a prospective basis to annual financial statements. The Company did not adjust prior periods as permitted. The adoption of this ASU did not have a material impact on its financial statements and related disclosures (See Note 13).

Accounting Standards Yet to Be Adopted

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

NOTE 3 - REVENUE

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue by end-user markets:

	2025	2024
Residential floorcovering products	$254,234	$261,108
Other services	3,195	3,918
Total net sales	$257,429	$265,026

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

	2025	2024
Beginning contract liability	$728	$966
Revenue recognized from contract liabilities included in the beginning balance	(422)	(808)
Increases due to cash received, net of amounts recognized in revenue during the period	557	570
Ending contract liability	$863	$728

NOTE 4 - RECEIVABLES, NET

Receivables are summarized as follows:

	2025	2024
Customers, trade	$21,603	$22,195
Other receivables	2,021	1,584
Gross receivables	23,624	23,779
Less: allowance for expected credit losses	640	454
Receivables, net	$22,984	$23,325

The activity related to the allowance for expected credit losses is as follows:

	2025	2024
Beginning balance	$454	$440
Expense for expected credit losses	274	194
Less amounts written-off, net of recoveries	(88)	(180)
Ending balance	$640	$454

Table of Contents    42

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

NOTE 5 - INVENTORIES, NET

Inventories are summarized as follows:

	2025	2024
Raw materials	$20,685	$22,093
Work-in-process	8,650	11,587
Finished goods	57,272	54,631
Supplies and other	88	94
LIFO reserve	(20,325)	(21,553)
Inventories, net	$66,370	$66,852

Reduction of inventory quantities in 2025 and 2024 resulted in liquidations of LIFO inventories carried at prevailing costs established in prior years and decreased cost of sales by $144 and $494 in 2025 and 2024, respectively.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	2025	2024
Land and improvements	$3,434	$3,434
Buildings and improvements	41,589	41,619
Machinery and equipment	160,838	163,839
Assets under construction	202	327
	206,063	209,219
Accumulated depreciation	(176,909)	(175,472)
Property, plant and equipment, net	$29,154	$33,747

Depreciation of property, plant and equipment, including amounts for finance leases, totaled $5,160 in 2025 and $6,366 in 2024.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	2025	2024
Compensation and benefits (1)	$5,783	$4,418
Provision for customer rebates, claims and allowances	5,884	6,921
Advanced customer deposits	863	728
Outstanding checks in excess of cash	15	470
Other	3,498	2,520
Accrued expenses	$16,043	$15,057

(1)Includes a liability related to the Company's self-insured Workers' Compensation program.  This program is collateralized by letters of credit in the aggregate amount of $3,008. The Company has other letters of credit outstanding totaling $852.

Table of Contents    43

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

NOTE 8 - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products. Product warranty reserves are included in accrued expenses in the Company's consolidated balance sheets. The following is a summary of the Company's product warranty activity for continuing operations:

	2025	2024
Product warranty reserve at beginning of period	$598	$735
Warranty liabilities accrued	663	624
Warranty liabilities settled	(791)	(761)
Product warranty reserve at end of period	$470	$598

NOTE 9 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	2025	2024
Revolving credit facility - Fifth Third Bank	$—	$50,000
Revolving credit facility - MidCap Financial IV Trust	52,706	—
Term loans	19,822	21,960
Notes payable - other	10,883	11,163
Finance lease obligations	304	456
Deferred financing costs, net	(1,977)	(1,231)
Total debt	81,738	82,348
Less: current portion of long-term debt	56,642	53,818
Long-term debt	$25,096	$28,530

Revolving Credit Facility - Fifth Third Bank

On October 30, 2020, the Company entered into a $75,000 Senior Secured Revolving Credit Facility with Fifth Third Bank National Association as lender. The loan was secured by a first priority security interest on all accounts receivable, cash, and inventory, and provided for borrowing limited by certain percentages of values of the accounts receivable and inventory. The revolving credit facility was due to mature on October 30, 2025; however, on February 25, 2025, the Company refinanced its senior revolving credit facility with MidCap Financial IV Trust and the Company's existing revolving credit facility with Fifth Third was terminated in accordance with its terms. The Company recognized a $66 loss on the extinguishment of the Fifth Third debt which was included in other expense, net in the Company's consolidated statement of operations.

Under the Fifth Third revolving credit facility, at the Company's election, advances of the revolving credit facility bore interest at annual rates equal to either (a) SOFR (plus a 0.10% SOFR adjustment) for 1 or 3 month periods, as defined with a floor of 0.75% or published SOFR, plus an applicable margin ranging between 1.50% and 2.00%, or (b) the higher of the prime rate plus an applicable margin ranging between 0.50% and 1.00%. The applicable margin was determined based on availability under the revolving credit facility with margins increasing as availability decreased. The applicable margin could be increased by 0.50% if the fixed charge coverage ratio was below a 1.10 to 1.00 ratio. The Company paid an unused line fee on the average amount by which the aggregate commitments exceeded utilization of the revolving credit facility equal to 0.25% per annum. The weighted-average interest rate on borrowings outstanding under the revolving credit facility were 7.18% for December 28, 2024.

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

Revolving Credit Facility - MidCap Financial IV Trust

On February 25, 2025, the Company entered into a new $75,000 revolving credit agreement with MidCap Financial IV Trust, as agent, and lenders from time-to-time party thereto (collectively, "MidCap"). The credit agreement is secured by a security interest on all accounts receivable, inventory, and other assets other than certain excluded assets, including a deed to secure debt lien on the Company's Calhoun and Chatsworth, Georgia facilities. The Company's borrowing capacity is based on certain
Table of Contents    44

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

percentages of values/sub-limits of the accounts receivable, inventory, and other assets (including the real properties serving as collateral for the loan). The agreement matures on February 25, 2028.

Advances under the revolving credit facility bear interest at annual rates equal to SOFR (plus a 0.11448% SOFR adjustment) for a 1 month period, as defined with a floor of 1.00% or published SOFR, plus an applicable margin ranging between 3.75% and 4.25%. The applicable margin is determined based on the revolving loan availability percentage under the revolving credit facility with margins increasing as availability decreases. The Company is subject to a minimum excess availability covenant that is based upon a fixed charge coverage ratio which must be above a 1.10 to 1.00 ratio. The Company is subject to a monthly rolling minimum EBITDA requirement if availability is under 20% of the principal amount of the loan. The credit agreement is subject to customary terms and conditions and annual administrative and unused line fees with pricing varying based on excess availability. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 8.24% for December 27, 2025. As of December 27, 2025, the unused borrowing availability under the MidCap revolving credit agreement was $8,193 which is subject to a $6,000 minimum excess availability requirement. (See Note 22 for information on the Company's amended revolving credit agreement with MidCap.)

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

Term Loans

Effective October 28, 2020, the Company entered into a $10,000 principal amount USDA Guaranteed term loan with AmeriState Bank as lender. The term of the loan is 25 years and bears interest at a minimum 5.00% rate or 4.00% above 5-year U.S. treasury, to be reset every 5 years at 3.5% above 5-year U.S. treasury. The interest rate reset at 7.11% on October 26, 2025 and will reset every 5 years thereafter. The loan is secured by a first mortgage on the Company’s Atmore, Alabama and Roanoke, Alabama facilities.

Effective October 29, 2020, the Company entered into a $15,000 principal amount USDA Guaranteed term loan with the Greater Nevada Credit Union as lender. The term of the loan is 10 years and bears interest at a minimum 5.00% rate or 4.00% above 5- year U.S. treasury, to be reset after 5 years at 3.5% above 5-year U.S. treasury. The interest rate rest at 7.11% on October 29, 2025. Payments on the loan are interest only over the first three years and principal and interest over the remaining seven years. The loan is secured by a first lien on a substantial portion of the Company’s machinery and equipment and a second lien on the Company’s Atmore and Roanoke facilities.

Debt Covenant Compliance

The Company's agreements for its Revolving Credit Facility and its term loans include certain compliance, affirmative, and financial covenants and, as of the reporting date, the Company is in compliance with or has received waivers or amendments for all such applicable financial covenants.

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

The Company's other financing notes have terms up to 1 year, bear interest ranging from 6.45% to 6.75% and are due in monthly installments through their maturity dates. The Company's other notes do not contain any financial covenants.

Table of Contents    45

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

Finance Lease Obligations

The Company's financed lease obligations are due in monthly installments through their maturity dates. The Company's finance lease obligations are secured by the specific equipment leased.

Debt Maturities

Maturities of long-term debt for periods following December 27, 2025 are as follows:

	Long-Term Debt	Finance Leases (See Note 10)	Total

2026	$56,492	$150	$56,642
2027	2,928	136	3,064
2028	2,976	18	2,994
2029	3,210	—	3,210
2030	2,945	—	2,945
Thereafter	14,860	—	14,860
Total maturities of long-term debt	$83,411	$304	$83,715
Deferred financing costs, net	(1,977)	—	(1,977)
Total long-term debt	$81,434	$304	$81,738

NOTE 10 - LEASES

Leases as Lessee

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	2025	2024
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$23,649	$25,368

Current portion of operating lease liabilities	Current portion of operating lease liabilities	$4,553	$3,804
Noncurrent portion of operating lease liabilities	Operating lease liabilities	20,200	22,295
Total operating lease liabilities		$24,753	$26,099

Finance Leases:
Finance lease right-of-use assets	Property, plant, and equipment, net	$381	$498

Current portion of finance lease liabilities	Current portion of long-term debt	$150	$142
Noncurrent portion of finance lease liabilities	Long-term debt	154	314
Total financing lease liabilities		$304	$456

Lease cost recognized in the consolidated financial statements is summarized as follows:

	2025	2024
Operating lease cost	$6,311	$5,803
Variable lease cost	806	819
Total lease cost	$7,117	$6,622

Finance lease cost:
Amortization of lease assets	$98	$54
Interest on lease liabilities	21	14
Total finance lease costs	$119	$68
Table of Contents    46

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

Other supplemental information related to leases is summarized as follows:

	2025	2024
Weighted average remaining lease term (in years):
Operating leases	5.31	6.35
Finance leases	1.98	2.96

Weighted average discount rate:
Operating leases	7.29%	6.82%
Finance leases	5.62%	5.58%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,241	$5,789
Operating cash flows from finance leases	21	14
Financing cash flows from finance leases	152	70

The following table summarizes the Company's undiscounted future minimum lease payments under non-cancellable contractual obligations for operating and financing lease liabilities as of year end:

Fiscal Year	Operating Leases	Finance Leases
2026	$6,212	$162
2027	6,381	141
2028	5,822	18
2029	4,987	—
2030	1,991	—
Thereafter	4,756	—
Total future minimum lease payments (undiscounted)	30,149	321
Less: Present value discount	(5,396)	(17)
Total lease liability	$24,753	$304

Leases as Lessor

The Company leases or subleases to third parties certain excess space in its facilities, which are included as fixed assets. The leases are accounted for as operating leases and the lease or sublease income is included in other operating expense, net. The Company recognizes lease income on a straight-line basis as collectability is probable, including any escalation or lease incentives, as applicable, and the Company continues to recognize the underlying asset which is included in property, plant and equipment, net on the Company's consolidated balance sheets. The leases do not have any residual value guarantees. The Company has elected the practical expedient to combine all non-lease components as a combined component. The nature of the Company’s sublease agreements do not provide for variable lease payments or options to purchase.

Lease income and sublease income related to fixed lease payments is recognized in other operating expense, net in the in the consolidated statements of operations because they are not ordinary activities of the Company and is summarized as follows:

	2025	2024
Operating lease income	$2,162	$1,879

Table of Contents    47

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

The following table summarizes the Company's undiscounted lease payments to be received under operating leases including amounts to be paid by the Company to the head lessor for the next five years and thereafter as of 2025:

Fiscal Year	Gross Lease Payments	Payments to Head Lessor	Net Lease Payments
2026	$2,177	$430	$1,747
2027	2,221	438	1,783
2028	2,265	447	1,818
2029	2,311	456	1,855
2030	2,357	465	1,892
Thereafter	9,475	1,808	7,667
Total	$20,806	$4,044	$16,762

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

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	2025		2024
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$3,204	$3,204	$19	$19
Restricted cash	3,865	3,865	—	—
Financial liabilities:
Long-term debt, including current portion	81,434	76,894	81,892	73,249
Finance leases, including current portion	304	292	456	434

The fair values of the Company's long-term debt and finance leases were estimated using market rates the Company believes would be available for similar types of financial instruments and represent level 2 measurements. The fair values of cash and cash equivalents and restricted cash approximate their carrying amounts due to the short-term nature of the financial instruments.

NOTE 12 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers a significant portion, or approximately 98% of the Company's associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $657 in 2025 and $335 in 2024.

Table of Contents    48

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

Additionally, the Company sponsors a 401(k) defined contribution plan that covers those associates at one facility who are under a collective-bargaining agreement, or approximately 2% of the Company's associates. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $5 in 2025 and $5 in 2024.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations for continuing operations owed to participants under this plan were $16,350 at December 27, 2025 and $16,411 at December 28, 2024 and are included in other long-term liabilities in the Company's Consolidated Balance Sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies for continuing operations was $16,225 at December 27, 2025 and $16,537 at December 28, 2024 and is included in other assets in the Company's Consolidated Balance Sheets.

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

The Company's participation in the multi-employer pension plan for 2025 is provided in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number (EIN) and the three digit plan number. The most recent Pension Protection Act (PPA) zone status available in 2025 and 2024 is for the plan's year-end at 2024 and 2023, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded and plans in the green zone are at least 80% funded. The "FIP/RP Status Pending/Implemented" column indicates a plan for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plan is subject.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented (1)	Contributions (2)			Surcharge Imposed (1)	Expiration Date of Collective-Bargaining Agreement
		2025	2024		2025	2024	2023
The Pension Plan of the National Retirement Fund	13-6130178 - 001	Red	Red	Implemented	$26	$26	$23	Yes	6/6/2026

(1) The collective-bargaining agreement requires the Company to contribute to the plan at the rate of $0.47 per compensated hour for each covered employee. The Company will make additional contributions, as mandated by law, in accordance with the fund's 2010 Rehabilitation Plan which required a surcharge equal to $0.03 per hour (from $0.47 to $0.50) effective June 1, 2014 to May 31, 2015, a surcharge equal to $0.03 per hour (from $0.50 to $0.53) effective June 1, 2015 to May 31, 2016, a surcharge equal to $0.02 per hour (from $0.53 to $0.55) effective June 1, 2016 to May 31, 2017, a surcharge equal to $0.03 per hour (from $0.55 to $0.58) effective June 1, 2017 to May 31, 2018, a surcharge equal to $0.02 per hour (from $0.58 to $0.60) effective June 1, 2018 to May 31, 2019, a surcharge equal to $0.03 per hour (from $0.60 to $0.63) effective June 1, 2019 to May 31, 2020, a surcharge equal to $0.03 per hour (from $0.63 to $0.66) effective June 1, 2020 to May 31, 2021, a surcharge equal to $0.03 per hour (from $0.66 to $0.69) effective June 1, 2021 to May 31, 2022, a surcharge equal to $0.03 per hour (from $0.69 to $0.72) effective June 1, 2022 to May 31, 2023, a surcharge equal to $0.03 per hour (from $0.72 to $0.75) effective June 1, 2023 to May 31, 2024 a surcharge equal to $0.03 per hour (from $0.75 to $0.78) effective June 1, 2024 to May 31, 2025 and a surcharge equal to $0.04 per hour (from $0.78 to $0.82 effective June 1, 2025 to May 31, 2026. Based upon current employment and benefit levels, the Company's contributions to the multi-employer pension plan are expected to be approximately $27 for 2026.
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

Information about the benefit obligation and funded status of the Company's postretirement benefit plan is summarized as follows:

	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$285	$324
Service cost	1	1
Interest cost	11	13
Actuarial gain	(20)	(52)
Benefits paid	(1)	(1)
Benefit obligation at end of year	276	285

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	1	1
Benefits paid	(1)	(1)
Fair value of plan assets at end of year	—	—

Unfunded amount	$(276)	$(285)

The balance sheet classification of the Company's liability for the postretirement benefit plan is included in discontinued operations and is summarized as follows:

	2025	2024
Current liabilities of discontinued operations	$21	$22
Long-term liabilities of discontinued operations	255	263
Total liability	$276	$285

Benefits expected to be paid on behalf of associates for the postretirement benefit plan during the period 2026 through 2035 are summarized as follows:

Years	Postretirement Plan
2026	$21
2027	20
2028	19
2029	18
2030	18
2031-35	84

Assumptions used to determine the benefit obligation of the Company's postretirement benefit plan are summarized as follows:

	2025	2024
Weighted-average assumptions as of year-end:
Discount rate (benefit obligation)	4.50%	4.00%

Table of Contents    50

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

Components of net periodic benefit cost (credit) for the postretirement plan are summarized as follows:

	2025	2024
Service cost	$1	$1
Interest cost	11	13
Recognized net actuarial gains	(38)	(34)
Net periodic benefit credit	$(26)	$(20)

Pre-tax amounts included in accumulated other comprehensive income for the Company's postretirement benefit plan at 2025 are summarized as follows:

	Postretirement Benefit Plan
	Balance at 2025	2026 Expected Amortization
Unrecognized actuarial gains	$369	$27
Totals	$369	$27

NOTE 13 - INCOME TAXES

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Improvements to Income Tax Disclosures (Topic 740), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The new guidance requires consistent categorization and greater disaggregation of information in the rate reconciliation, as well as further disaggregation of income taxes paid. This change was effective for annual periods beginning after December 15, 2024. The Company adopted this ASU in 2025 and applied it on a prospective basis to annual financial statements. The Company did not adjust prior periods as permitted.

The provision (benefit) for income taxes on income (loss) from continuing operations consists of the following:

	2025	2024
Current
Federal	$1	$(51)
State	72	22
Total current	73	(29)

Deferred
Federal	—	—
State	—	—
Total deferred	—	—
Income tax provision (benefit)	$73	$(29)

Table of Contents    51

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

The reconciliation of the tax provision (benefit) at the U.S. federal statutory rate to income tax expense (benefit) is presented in the following table.

	2025		2024
U.S. federal statutory tax rate	$(1,512)	21.00%	$(2,570)	21.00%
State and local income tax, net of federal income tax effect (1)	57	(0.79)%	17	(0.14)%
Tax Credits
Federal tax credits	(209)	2.90%	(220)	1.80%
State tax credits	—	—%	(22)	0.18%
Change in valuation allowance	1,630	(22.63)%	2,573	(21.02)%
Nontaxable or nondeductible items
Nondeductible meals and entertainment	38	(0.53)%	38	(0.31)%
Executive compensation limitation	—	—%	24	(0.20)%
Stock-based compensation	43	(0.59)%	125	(1.02)%
Changes in unrecognized tax benefits	16	(0.22)%	5	(0.04)%
Other items	10	(0.15)%	1	(0.01)%
Income tax provision (benefit)	$73	(1.01)%	$(29)	0.24%

(1) State taxes in Oregon and Texas comprised the majority (greater than 50%) of the tax effect in this category in 2025.

The Company has a full valuation allowance against its deferred tax assets. The Company intends to maintain this position until there is sufficient evidence to support the reversal of all or some portion of these allowances. The Company also has certain assets with indefinite lives for which the basis is different for book and tax. In accordance with ASC 740-10-30-18, the deferred tax liability related to these intangible assets cannot be used to offset deferred tax assets when determining the amount of the valuation allowance for deferred tax assets which are not more-likely-than-not to be realized. The result is that the Company is in a net deferred tax liability position of $91 at December 27, 2025 and December 28, 2024, which is recorded in other long-term liabilities in the Company's Consolidated Balance Sheets.

Due to its full valuation allowance against its deferred tax balances, the Company is only able to recognize refundable credits and a small amount of federal and state taxes in the tax provision (benefit) for 2025 and 2024.

Significant components of the Company's deferred tax assets and liabilities are as follows:

	2025	2024
Deferred tax assets:
Inventories	$1,984	$1,916
Retirement benefits	580	436
State net operating losses	3,624	3,502
Federal net operating losses	6,783	6,309
Federal tax credit carryforwards	4,958	4,778
Allowances for bad debts, claims and discounts	1,613	1,806
Other	9,459	8,597
Total deferred tax assets	29,001	27,344
Valuation allowance	(26,841)	(24,737)
Net deferred tax assets	2,160	2,607

Deferred tax liabilities:
Property, plant and equipment	2,251	2,698
Total deferred tax liabilities	2,251	2,698

Net deferred tax liability	$(91)	$(91)

Table of Contents    52

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

At December 27, 2025, the Company had approximately $32,299 of federal net operating loss carryforwards and approximately $65,185 of state net operating loss carryforwards available from both continuing and discontinued operations. In addition, $4,958 of federal tax credit carryforwards were available to the Company. The federal tax credit carryforwards will expire between 2030 and 2045. The federal net operating loss carryforwards have no expiration date. The state net operating loss carryforwards will expire between 2025 and 2045. A valuation allowance is recorded to reflect the estimated amount of deferred tax assets attributable to continuing operations that are estimated not to be realizable based on the available evidence. At December 27, 2025, the Company is in a net deferred tax liability position of $91 which is included in other long-term liabilities in the Company's Consolidated Balance Sheets.

Beginning in 2022, the Tax Cuts and Jobs Act (the "TCJA") amended Section 174 to eliminate current year deductibility of research and experimentation ("R&E") expenditures and software development costs (collectively, "R&E expenditures") and instead requires taxpayers to charge their R&E expenditures to a capital account amortized over 5 years. With the passage of the One Big Beautiful Bill Act signed into law on July 4, 2025, taxpayers have the option to deduct previously capitalized domestic research costs in the first tax year after December 31, 2024 or take the deduction over the first two tax years beginning after December 31, 2024. Total unamortized cost at December 28, 2024 were $9,085. The Company has tentatively chosen to deduct the expenses over two years starting in 2025.

Tax Uncertainties

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of December 27, 2025 or December 28, 2024.

The following is a summary of the change in the Company's unrecognized tax benefits:

	2025	2024
Balance at beginning of year	$560	$555
Additions based on tax positions taken during a current period	16	5
Balance at end of year	$576	$560

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

Repurchases of Common Stock

On May 1, 2024, the Company's Board of Directors approved the repurchase of up to $2,800 of the Company's Common Stock. The repurchases were made pursuant to that authorization, and under a plan restructured to mee the requirements of Rule 10b-5-1 of the Securities and Exchange Act ("Plan"). The Company repurchased 676,071 shares under the Plan at a cost of $549 in 2024. The Plan was terminated on August 22, 2024. In addition, during fiscal 2025 and 2024, 63,192 and 56,817 shares were withheld from employees in lieu of cash payments for withholding taxes due for a total amount of $27 and $35, respectively, pursuant to the terms of the applicable incentive plans.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	2025	2024
Basic earnings (loss) per share:
Loss from continuing operations	$(7,275)	$(12,210)
Less: Allocation of earnings to participating securities	—	—
Loss from continuing operations available to common shareholders - basic	$(7,275)	$(12,210)
Basic weighted-average shares outstanding (1)	14,481	14,639
Basic earnings (loss) per share - continuing operations	$(0.50)	$(0.83)

Diluted earnings (loss) per share:
Loss from continuing operations available to common shareholders - basic	$(7,275)	$(12,210)
Add: Undistributed earnings reallocated to unvested shareholders	—	—
Loss from continuing operations available to common shareholders - basic	$(7,275)	$(12,210)
Basic weighted-average shares outstanding (1)	14,481	14,639
Effect of dilutive securities:
Stock options (2)	—	—
Directors' stock performance units (2)	—	—
Diluted weighted-average shares outstanding (1)(2)	14,481	14,639
Diluted earnings (loss) per share - continuing operations	$(0.50)	$(0.83)

(1)Includes Common and Class B Common shares, excluding 637 and 880 unvested participating securities, in thousands, for 2025 and 2024, respectively.
(2)Shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded to the extent they are anti-dilutive. Aggregate shares, in thousands, excluded were 408 in 2025 and 474 in 2024.

NOTE 15 - STOCK PLANS AND STOCK COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's Consolidated Statements of Operations. The Company's stock compensation expense was $240 in 2025 and $494 in 2024.

Omnibus Equity Incentive Plan

On May 4, 2022, the Company's shareholders' approved and adopted the Company's Omnibus Equity Incentive Plan (the "Omnibus Equity Incentive Plan" or the "2022 Plan") which provides for the issuance of a maximum of 1,300,000 shares of Common Stock and/or Class B Common Stock for the grant of options, and/or other stock-based or stock-denominated awards to employees, officers, directors and agents of the Company and its participating subsidiaries. There are 490,238 shares remaining under the 2022 Plan.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

allocation of shares thereunder superseded and replaced The Dixie Group, Inc. Stock Awards Plan, as amended (the "2006 Plan") and the allocation of shares thereunder. Awards previously granted under the 2006 Plan continue to be governed by the terms of that plan and are not affected by its termination. On May 6, 2020, the board approved an amendment of the Company's 2016 Incentive Compensation Plan to increase the original number of shares by an additional 500,000. There are 258,517 shares remaining under the 2016 Incentive Plan due to forfeiture or cancellation of unvested awards outstanding under that plan.

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

Restricted stock activity for the two years ended are summarized as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 30, 2023	706,275	$3.07
Granted	443,537	0.60
Vested	(237,557)	2.41
Forfeited	(31,812)	1.92
Outstanding at December 28, 2024	880,443	$2.05
Granted	32,000	0.69
Vested	(229,550)	1.37
Forfeited	(45,580)	1.78
Outstanding at December 27, 2025	637,313	$2.25

As of December 27, 2025, unrecognized compensation cost related to unvested restricted stock was $598. That cost is expected to be recognized over a weighted-average period of 6.3 years. The total fair value of shares vested was approximately $107 and $147 during 2025 and 2024, respectively.

Stock Performance Units

Prior to 2021, the Company's non-employee directors received an annual retainer of $18 in cash and $18 in value of Stock Performance Units (subject to a $5.00 minimum per unit). If market value at the date of the grants was above $5.00 per share; there was no reduction in the number of units issued. However, if the market value at the date of the grants was below $5.00, units would be reduced to reflect the $5.00 per share minimum. Upon retirement, the Company will issue the number of shares of Common Stock equivalent to the number of Stock Performance Units held by non-employee directors at that time. As of December 27, 2025, there were 92,819 Stock Performance Units were outstanding under this plan. As of December 27, 2025, there was no unrecognized compensation cost related to Stock Performance Units.

Stock Options

Options granted under the Company's Omnibus Equity Incentive Plan were exercisable for periods determined at the time the awards are granted. Effective 2009, the Company established a $5.00 minimum price for calculating the number of options to be granted.

Table of Contents    55

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

Option activity for the two years ended is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Fair Value of Options Granted During the Year
Outstanding at December 30, 2023	419,000	$1.00	4.40	$—
Granted	—	—	—	—
Expired	(38,000)	1.00	—	—
Outstanding at December 28, 2024	381,000	1.00	3.40	—
Granted	—	—	—	—
Forfeited	(66,000)	1.00	—	—
Outstanding at December 27, 2025	315,000	$1.00	2.40	$—

Options exercisable at December 27, 2025	—	$—	—	$—

At December 27, 2025, there was no intrinsic value of outstanding stock options and no intrinsic value of exercisable stock options. At December 27, 2025, there was no unrecognized compensation expense related to unvested stock options.

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive income, net of tax, are as follows:

	Post-Retirement Liabilities	Total
Balance at December 30, 2023	$268	$268
Unrecognized net actuarial gain on postretirement benefit plans, net of tax of $0	52	52
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $0	(34)	(34)
Balance at December 28, 2024	$286	$286
Unrecognized net actuarial gain on postretirement benefit plans, net of tax of $0	20	20
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net of tax of $0	(38)	(38)
Balance at December 27, 2025	$268	$268

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Commitments

The Company had purchase commitments of $48 at December 27, 2025, primarily related to computer software. The Company enters into fixed-price contracts with suppliers to purchase natural gas to support certain manufacturing processes. The Company had contract purchases of $717 in 2025 and $743 in 2024. At December 27, 2025, the Company has commitments to purchase natural gas of $179 for 2026.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

Legal Proceedings

As previously disclosed, the Company is currently defending five lawsuits based generally on alleged damages related to historical use of certain products alleged to have contained PFAS chemicals in its manufacturing processes. During the fourth quarter, the Company engaged in settlement discussions with the plaintiffs in four of these pending claims. These pending matters are those styled: Moss Land Company, LLC, et al. v. City of Calhoun, et al., in the Superior Court of Gordon County, Georgia, Case No. 24CV73929; The City of Calhoun, Georgia v. Daikin America, Inc., et al., in the Superior County of Gordon County, Georgia, Case No. 24CV73929; William Hartwell Brooks v. City of Calhoun, Georgia, et al., in the Superior Court of Gordon County, Georgia, Case No. 24CV74289; and James Haley Stephens v. 3M Company, et al., in the Superior Court of Gordon County, Georgia, Case No. 25CV75072. . As a result of those discussions, the Company has reached a memorandum of understanding to settle the Moss claims subject to certain conditions and negotiation of a final settlement agreement with the plaintiffs and have settled all claims with respect to The City of Calhoun in such matters. Accordingly, the Company has estimated and recorded a liability for such anticipated settlement amounts and payments. That amount is deemed to be immaterial due to the anticipated terms of the settlement agreements. No final settlement agreement has been entered into with respect to the Brooks and Stephens matters and discussions concerning the terms of those final settlement agreements are ongoing.

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

NOTE 18 - OTHER (INCOME) EXPENSE, NET

Other operating expense, net is summarized as follows:

	2025	2024
Other operating expense, net:
Lease income	$(2,162)	$(1,879)
Lease expense	2,112	1,992
Insurance proceeds	—	(161)
Net gain on property, plant and equipment disposals	(95)	(24)
Loss on currency exchanges	168	136
Retirement expenses	45	148
Miscellaneous (income) expense	1,141	(12)
Other operating expense, net	$1,209	$200

Beginning in fiscal 2024, the Company began to allocate direct expenses associated with the leases to lease expense in other operating expense, net. Miscellaneous (income) expense includes estimated losses related to certain pending litigation matters.

Other (income) expense, net is summarized as follows:

	2025	2024
Other (income) expense, net:
Loss on extinguishment of debt	$66	$—
Miscellaneous income	(55)	(7)
Other (income) expense, net	$11	$(7)

Table of Contents    57

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

					As of December 27, 2025
	Accrued Balance at December 28, 2024	2025 Expenses (1)	2025 Cash Payments	Accrued Balance at December 27, 2025	Total Costs Incurred to Date	Total Expected Costs
Consolidation of East Coast Manufacturing Plan	$—	$349	$349	$—	$8,482	$8,685

Asset Impairments/Non-cash items	$—	$200	$—	$—	$2,826	$3,300

	Accrued Balance at December 30, 2023	2024 Expenses (1)	2024 Cash Payments	Accrued Balance at December 28, 2024
Consolidation of East Coast Manufacturing Plan	$36	$418	$454	$—

Asset Impairments/Non-cash items	$—	$909	$—	$—

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

NOTE 20 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	2025	2024
Workers' compensation costs from former textile operations	$(69)	$(94)
Environmental remediation costs from former textile operations	5	—
Commercial business operations	(276)	(696)
Loss from discontinued operations, before taxes	$(340)	$(790)
Income tax benefit	—	—
Loss from discontinued operations, net of tax	$(340)	$(790)

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

Environmental remediation costs from former textile operations

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $2,120 as of December 27, 2025 and $2,174 as of December 28, 2024. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from the Company's estimates. Pre-tax cost for
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

The Company reclassified the following assets and liabilities for discontinued operations in the accompanying Consolidated Balance Sheets:

	2025	2024
Long Term Assets of Discontinued Operations:
Other assets	$1,053	$1,064
Long Term Assets Held for Discontinued Operations	$1,053	$1,064

Current Liabilities of Discontinued Operations:
Accounts payable	$120	$121
Accrued expenses	953	1,035
Current Liabilities Held for Discontinued Operations	$1,073	$1,156

Long Term Liabilities of Discontinued Operations:
Other long term liabilities	$3,321	$3,398
Long Term Liabilities Held for Discontinued Operations	$3,321	$3,398

For the twelve months ended December 27, 2025 and December 28, 2024, the Company reclassified the following operations of the Commercial business included in discontinued operations in the accompanying Consolidated Statements of Operations:

	2025	2024
Net sales	$—	$—
Cost of sales	276	554
Gross profit (loss)	(276)	(554)

Selling and administrative expenses	—	(34)
Other operating expense, net	—	176
Loss from discontinued Commercial business before taxes	$(276)	$(696)

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

The following table outlines information about the reported segment including net sales, significant segment expenses, and segment operating income (loss) for fiscal years 2025 and 2024.

	Floorcovering
	2025	2024
Net sales	$257,429	$265,026

Less: significant segment expenses (1)
Cost of sales	187,880	199,515
Selling expenses	46,935	50,508
Administrative expenses	20,738	19,342
Segment operating income (loss)	1,876	(4,339)

Reconciliation of segment operating income (loss) to operating income (loss)
Other operating expense, net	1,209	200
Facility consolidation and severance expenses, net	549	1,327
Operating income (loss)	$118	$(5,866)

(1)Significant segment expense categories and amounts align with information that is regularly provided to the CODM, included in the measure of segment profit, and considered to be significant. Amounts include the allocation of corporate overhead.

Geographical Disclosures

	2025	2024
Geographic net sales:
United States	$254,636	$261,729
Canada	2,196	2,438
Other	597	859
Total	$257,429	$265,026

Long-lived assets: (1)
United States	$52,803	$59,115
Other	—	—
Total	$52,803	$59,115

(1) Long-lived assets are comprised of property, plant and equipment - net and operating lease right-of-use assets.

NOTE 22 - SUBSEQUENT EVENT

On March 12, 2026, the Company granted 247,458 shares of restricted stock to certain key employees of the Company. The grant-date fair value of the awards was $105, or $0.425 per share, and will be recognized as stock compensation expense over a weighted-average period of 5.7 years from the date the awards were granted. Each award is subject to a continued service condition. The fair value of each share of restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

On March 24, 2026, the Company entered into its First Amendment to its Senior Secured Revolving Credit Facility (the “Amendment”). The Amendment, among other things, amends the Defined Periods for a certain financial covenant and amends availability requirements and provides for the payment of an amendment fee.

Table of Contents    60

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

Under the Amendment, the lenders amended the springing minimum trailing twelve-month EBITDA covenant such that the covenant will not be tested for the Defined Periods ending August 30, 2025, November 1, 2025, November 29, 2025, December 27, 2025, January 31, 2026 and February 28, 2026. Accordingly, during these Defined Periods, the springing EBITDA test is not applicable. The Amendment does not otherwise change the minimum trailing twelve‑fiscal‑month EBITDA requirement of $8,969 for each Defined Period ending after February 28, 2026.

The Amendment also adds a new minimum Availability requirement that applies at all times, including when the Company is not in a “Minimum Excess Availability Period.” Prior to the real estate financing trigger date (as defined in the Credit Agreement), the Company is required to maintain Availability of at least $3,000. On and after the real estate financing trigger date, the Company is required to maintain Availability of at least 6.25% of the revolving commitment.

During any Minimum Excess Availability Period (as defined in the Credit Agreement), the existing higher Availability thresholds continue to apply and are unchanged by the Amendment. In such periods, the Company must maintain Availability of at least the greater of (i) $6,000 and (ii) 12.5% of the revolving commitment.

In addition, the Amendment increases the minimum Fixed Charge Coverage Ratio that applies in connection with the Availability‑based covenant regime from 1.10 to 1.00 to 1.25 to 1.00, effective as of the Amendment date.

Management has evaluated the Amendment and concluded that it does not change the classification of the Company’s borrowings under the Credit Agreement as of December 27, 2025.

Table of Contents    61

Item 15(a)(2)
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
THE DIXIE GROUP, INC.
(dollars in thousands)

Description	Balance at Beginning of Year	Additions - Charged to Costs and Expenses	Additions - Charged to Other Account - Describe	Deductions - Describe		Balance at End of Year

Year ended December 27, 2025:

Reserves classified as liabilities:
Provision for claims, allowances and warranties	$3,729	$6,695	$—	$7,064	(1)	$3,360

Year ended December 28, 2024:

Reserves classified as liabilities:
Provision for claims, allowances and warranties	$3,478	$8,023	$—	$7,772	(1)	$3,729

(1)Net reserve reductions for claims, allowances and warranties settled. The provision for claims, allowances and warranties is included in Accrued Expenses under Current Liabilities on the Consolidated Balance Sheet and included, along with the accrual of rebates, within the Provision for customer rebates, claims and allowances in Note 7 - Accrued Expenses.

Table of Contents    62

ANNUAL REPORT ON FORM 10-K
ITEM 15(b)
EXHIBITS

YEAR ENDED DECEMBER 27, 2025
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

(10.60)*
Credit, Security and Guaranty Agreement dated as of February 25, 2025 by and among TDG Operations, LLC and The Dixie Group Inc., and MidCap Funding IV Trust, as Agent and The Lenders from time to time party hereto. (Incorporated by Reference to Exhibit (10.60) to Dixie's Annual Report on Form 10-K for year ended December 27, 2025.)

(10.61)*	Summary of Annual Incentive Compensation Plan Applicable to 2025. (Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated March 31, 2025.)**
(10.62)*	Form of PLTI award (B shareholder). (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 31, 2025.)**
(10.63)*	Form of PLTI award (common only). (Incorporated by Reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated March 31, 2025.)**
(10.64)*	Form of Career Share award (B shareholder). (Incorporated by Reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated March 31, 2025.)**
(10.65)*	Form of Career Share award (common only). (Incorporated by Reference to Exhibit (10.5) to Dixie's Current Report of Form 8-K dated March 31, 2025.)**
(10.66)*	Summary of Annual Incentive Compensation Plan Applicable to 2026. (Incorporated by Reference to Exhibit (10.1) to Dixie's Current Report on Form 8-K dated March 12, 2026.)**
(10.67)*	Form of PLTI award (B shareholder). (Incorporated by Reference to Exhibit (10.2) to Dixie's Current Report on Form 8-K dated March 12, 2026)**
(10.68)*	Form of PLTI award (common only). (Incorporated by Reference to Exhibit (10.3) to Dixie's Current Report on Form 8-K dated March 12, 2026)**
(10.69)*	Form of Career Share award (B shareholder). (Incorporated by Reference to Exhibit (10.4) to Dixie's Current Report on Form 8-K dated March 12, 2026)**
(10.70)*	Form of Career Share award (common only). (Incorporated by Reference to Exhibit (10.5) to Dixie's Current Report on Form 8-K dated March 12, 2026)**
(10.71)*
Amendment No. 1 to Credit, Security and Guaranty Agreement dated as of March 24, 2026 by and among TDG Operations, LLC and The Dixie Group, Inc., and MidCap Funding IV Trust, as Agent and The Lenders from time to time party hereto. (Filed herewith.)

(14)*	Code of Ethics, as amended and restated, February 15, 2010. (Incorporated by Reference to Exhibit (14) to Dixie's Annual Report on Form 10-K for year ended December 26, 2009.)
Table of Contents    65

(16)*	Letter from FORVIS, LLP regarding change in certifying accountant. (Incorporated by Reference to Exhibit (16.1) to Dixie's Form 8-K dated June 3, 2022.)
(19.1)*	Insider Trading Policies and Procedures. (Incorporated by Reference to Exhibit (19.1) to Dixie's Annual Report on Form 10-K for year ended December 30, 2023.)
(21)	Subsidiaries of the Registrant. (Filed herewith.)
(23)	Consent of Forvis Mazars, LLP Independent Registered Public Accounting Firm. (Filed herewith.)
(31.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(a). (Filed herewith.)
(31.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(a). (Filed herewith.)
(32.1)	CEO Certification pursuant to Securities Exchange Act Rule 13a-14(b). (Filed herewith.)
(32.2)	CFO Certification pursuant to Securities Exchange Act Rule 13a-14(b). (Filed herewith.)
(97)*	Recoupment Policy. (Incorporated by Reference to Exhibit (97) to Dixie's Annual Report on Form 10-K for year ended December 31, 2022.)
(101.INS)	XBRL Instance Document. (Filed herewith.)
(101.SCH)	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

* Commission File No. 0-2585.
** Indicates a management contract or compensatory plan or arrangement.
Table of Contents    66