Form 10-Q
period 2026-03-28
DIXIE GROUP INC
filed 2026-05-11
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 28, 2026
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of April 30, 2026
Common Stock, $3 Par Value	14,067,583 shares
Class B Common Stock, $3 Par Value	1,312,170 shares
Class C Common Stock, $3 Par Value	0 shares
Table of Contents    1

THE DIXIE GROUP, INC.

Table of Contents    2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(amounts in thousands, except share data)

	March 28, 2026	December 27, 2025
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,346	$3,204
Receivables, net of allowances for expected credit losses of $773 and $640	26,566	22,984
Receivables - tariff refunds	3,318	—
Inventories, net	68,070	66,370
Prepaid and other current assets	6,173	5,391
TOTAL CURRENT ASSETS	106,473	97,949

PROPERTY, PLANT AND EQUIPMENT, NET	28,059	29,154
OPERATING LEASE RIGHT-OF-USE ASSETS	22,541	23,649
RESTRICTED CASH	3,898	3,865
OTHER ASSETS	17,270	19,488
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	1,002	1,053
TOTAL ASSETS	$179,243	$175,158

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$26,118	$22,781
Accrued expenses	17,022	16,043
Current portion of long-term debt	59,222	56,642
Current portion of operating lease liabilities	4,781	4,553
Current liabilities of discontinued operations	1,200	1,073
TOTAL CURRENT LIABILITIES	108,343	101,092

LONG-TERM DEBT, NET	24,610	25,096
OPERATING LEASE LIABILITIES	18,963	20,200
OTHER LONG-TERM LIABILITIES	14,070	16,651
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	3,273	3,321
TOTAL LIABILITIES	169,259	166,360

COMMITMENTS AND CONTINGENCIES (See Note 17)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 14,096,282 shares for 2026 and 13,929,691 shares for 2025	42,289	41,789
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 1,317,052 shares for 2026 and 1,240,285 shares for 2025	3,951	3,721
Additional paid-in capital	159,647	160,335
Accumulated deficit	(196,164)	(197,315)
Accumulated other comprehensive income	261	268
TOTAL STOCKHOLDERS' EQUITY	9,984	8,798
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$179,243	$175,158

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    3

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended
	March 28, 2026	March 29, 2025
NET SALES	$59,380	$62,990
Cost of sales	40,092	46,088
GROSS PROFIT	19,288	16,902

Selling and administrative expenses	15,996	16,874
Other operating income, net	(84)	(98)
Facility consolidation and severance expenses, net	112	115
OPERATING INCOME	3,264	11

Interest expense	1,905	1,493
Other (income) expense, net	(32)	88
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	1,391	(1,570)
Income tax provision	37	12
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,354	(1,582)
Loss from discontinued operations, net of tax	(203)	(115)
NET INCOME (LOSS)	$1,151	$(1,697)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.09	$(0.11)
Discontinued operations	(0.01)	(0.01)
Net income (loss)	$0.08	$(0.12)

BASIC SHARES OUTSTANDING	14,533	14,366

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.09	$(0.11)
Discontinued operations	(0.01)	(0.01)
Net income (loss)	$0.08	$(0.12)

DILUTED SHARES OUTSTANDING	14,626	14,366

DIVIDENDS PER SHARE:
Common Stock	$—	$—
Class B Common Stock	—	—

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    4

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	Three Months Ended
	March 28, 2026	March 29, 2025
NET INCOME (LOSS)	$1,151	$(1,697)

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Reclassification of net actuarial gain into earnings from postretirement benefit plans (1)	(7)	(5)
Income taxes	—	—
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(7)	(5)

TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAX	(7)	(5)

COMPREHENSIVE INCOME (LOSS)	$1,144	$(1,702)

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

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Three Months Ended
	March 28, 2026	March 29, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$1,354	$(1,582)
Loss from discontinued operations	(203)	(115)
Net income (loss)	1,151	(1,697)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,362	1,353
Net gain on property, plant and equipment disposals	—	(30)
Stock-based compensation expense	42	101
Expense for expected credit losses	158	80
Loss on extinguishment of debt	—	66
Changes in operating assets and liabilities:
Receivables	(3,740)	(4,695)
Receivables - tariff refunds	(3,318)	—
Inventories	(1,700)	111
Prepaid and other current assets	(782)	(517)
Accounts payable and accrued expenses	4,331	11,510
Other operating assets and liabilities	(271)	1,168
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,564)	7,565
NET CASH USED IN OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	(73)	(147)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	—	30
Purchase of property, plant and equipment	(59)	(74)
NET CASH USED IN INVESTING ACTIVITIES	(59)	(44)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on previous revolving credit facility	—	(50,000)
Borrowings on current revolving credit facility	64,104	79,451
Payments on current revolving credit facility	(61,100)	(24,976)
Payments on notes payable - buildings and other term loans	(511)	(533)
Payments on notes payable - other	(566)	(507)
Payments on finance leases	(41)	(37)
Change in outstanding checks in excess of cash	(15)	(470)
Payments for debt issuance costs	—	(1,217)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,871	1,711

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(825)	9,085
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	7,069	19
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$6,244	$9,104

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	2,346	4,795
Restricted cash	3,898	4,309
Total cash, cash equivalents and restricted cash	$6,244	$9,104

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,880	$1,416
Income taxes paid, net of tax refunds	2	2
Equipment purchased under finance lease	79	—

Table of Contents    6

See accompanying notes to the consolidated condensed financial statements.

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(amounts in thousands, except share data)

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 27, 2025	$41,789	$3,721	$160,335	$(197,315)	$268	$8,798
Restricted stock grants issued - 247,458 shares	512	230	(742)	—	—	—
Restricted stock grants forfeited - 4,100 shares	(12)	—	12	—	—	—
Stock-based compensation expense	—	—	42	—	—	42
Net income	—	—	—	1,151	—	1,151
Other comprehensive loss	—	—	—	—	(7)	(7)
Balance at March 28, 2026	$42,289	$3,951	$159,647	$(196,164)	$261	$9,984

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 28, 2024	$41,992	$3,748	$159,892	$(189,700)	$286	$16,218
Restricted stock grants forfeited - 1,551 shares	(4)	—	4	—	—	—
Stock-based compensation expense	—	—	101	—	—	101
Net loss	—	—	—	(1,697)	—	(1,697)
Other comprehensive loss	—	—	—	—	(5)	(5)
Balance at March 29, 2025	$41,988	$3,748	$159,997	$(191,397)	$281	$14,617

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    7

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements which do not include all the information and notes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Dixie Group, Inc.'s and its wholly-owned subsidiaries (the "Company") 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 27, 2025. Significant intercompany accounts and transactions have been eliminated in consolidation. The balance sheet as of December 27, 2025 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. Operating results for the three month period ended March 28, 2026 is not necessarily indicative of the results that may be expected for the entire 2026 year.

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

Going Concern

The Company's consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. Under U.S. GAAP, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. If substantial doubt is raised, management must also assess whether its plans to mitigate those conditions or events will alleviate that substantial doubt.

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

As of March 28, 2026, the Company has $55,710 of outstanding indebtedness under its senior credit facility that is classified as a current liability, unrestricted cash and cash equivalents of $2,346 and unused availability under its senior credit facility of $10,343, subject to a $6,000 minimum excess availability requirement and continued compliance with applicable financial covenants. The Company is required to maintain certain financial ratios and other covenants, which, if not met, could result in an event of default and an acceleration of its outstanding indebtedness. The Company's going concern and liquidity assessment therefore requires significant judgment about its ability to meet these covenants over the next twelve months, including the effectiveness and timing of management’s plans. The Company received waivers or amendments for certain financial covenant violations prior to quarter-end. Compliance with future financial covenants will be dependent on operating performance.

At the time of issuance of these financial statements, conditions and events, including recent operating losses, reduced availability under its credit facility, covenant violations and macroeconomic pressures, raised substantial doubt about its ability to continue as a going concern within twelve months after the date the financial statements are issued. Management has developed plans that are intended to improve liquidity and address these conditions, including profit improvement initiatives and seeking additional debt financing. Management is also evaluating the planned sale of an existing building, subject to customary closing conditions and lender payoff requirements, which is expected to generate net cash proceeds that would improve liquidity; however, because the sale has not closed, management has not assumed the full benefit in concluding whether substantial doubt is alleviated. The Company's evaluation of these plans, and its assumptions regarding their execution and timing, requires significant judgment and is subject to inherent uncertainty, therefore management has concluded that these plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated condensed financial statements do not include adjustments, if any, that may arise from the outcome of this uncertainty.

Table of Contents    8

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data)

If the Company's actual operating results, cash flows, or access to capital differ materially from its estimates, or if the Company is unable to execute its plans as currently contemplated, the Company may be unable to meet its obligations as they become due or maintain compliance with its debt covenants. In that event, the Company could be required to seek additional financing on less favorable terms, further reduce or delay capital expenditures and other spending, dispose of assets, or pursue other strategic alternatives. Changes in the Company's judgments or assumptions regarding going concern and liquidity could have a material effect on its consolidated condensed financial statements and related disclosures.

Variable Interest Entities

The Company determines at the inception of each arrangement whether an entity in which it has made an investment or in which the Company has other variable interests is considered a variable interest entity (“VIE”). The Company consolidates VIEs when it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has the power to direct activities that most significantly affect the economic performance of the VIE and has the obligation to absorb the majority of their losses or benefits. If the Company is not the primary beneficiary in a VIE, the Company accounts for the investment or other variable interests in a VIE in accordance with applicable U.S. GAAP. At each reporting period, the Company assesses whether any changes in our interest or relationship with the entity affect our determination of whether the entity is a VIE and, if so, whether the Company is the primary beneficiary.

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

The Company determined that the Entity is a VIE and the Company's arrangement represents a variable interest in the Entity. The Company has determined that the governance and operating structures of this VIE do not allow it to direct the activities that would significantly affect the Entity's economic performance. In addition, the Company does not have an obligation to absorb losses of the Entity. Therefore, the Company is not the primary beneficiary, and the results of operations and financial position of this VIE are not included in the Company's consolidated condensed financial statements. The Company believes its maximum exposure of this unconsolidated VIE is the current carrying value of the equipment at the Entity's location. The carrying value and maximum exposure of this unconsolidated VIE was $6,435 as of March 28, 2026, and is included within property, plant and equipment, net on the Company’s consolidated condensed balance sheets.

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

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue by end-user markets for the three month periods ended March 28, 2026 and March 29, 2025:

	Three Months Ended
	March 28, 2026	March 29, 2025
Residential floorcovering products	$58,722	$62,007
Other services	658	983
Total net sales	$59,380	$62,990

Residential floorcovering products. Residential floorcovering products include broadloom carpet, rugs, luxury vinyl flooring and engineered hardwood. These products are sold into the designer, retailer, mass merchant and builder markets.

Other services. Other services include carpet yarn processing and carpet dyeing services.

Contract Balances

Other than receivables that represent an unconditional right to consideration, which are presented separately (See Note 4), the Company does not recognize any contract assets which give conditional rights to receive consideration, as the Company does not incur costs to obtain customer contracts that are recoverable. The Company may receive cash payments from customers in advance of the Company’s performance for limited production run orders resulting in contract liabilities. These contract liabilities are classified in accrued expenses in the consolidated condensed balance sheets based on the timing of when the Company expects to recognize revenue, which is typically less than a year. The net decrease or increase in the contract liabilities is primarily driven by order activity for limited runs requiring deposits offset by the recognition of revenue and the application of deposit on the receivables ledger for such activity during the period. The activity in the advanced deposits for the three month periods ended March 28, 2026 and March 29, 2025 is as follows:

	Three Months Ended
	March 28, 2026	March 29, 2025
Beginning contract liability	$863	$728
Revenue recognized from contract liabilities included in the beginning balance	(387)	(332)
Increases due to cash received, net of amounts recognized in revenue during the period	579	409
Ending contract liability	$1,055	$805
Table of Contents    10

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

Cost to Fulfill a Contract

The Company recognizes assets for the costs to fulfill a contract with a customer if the costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered in accordance with ASC 340-40 Other Assets and Deferred Costs: Contracts with Customers. The assets related to costs to fulfill contracts with customers are capitalized and amortized over the period the related performance obligations are satisfied which is generally a three year period. The Company changed the terms and conditions on its invoices so that it now recovers the cost of marketing display structures. These assets are capitalized, with the amount recorded in other assets on the accompanying consolidated condensed balance sheets. Capitalized costs to fulfill contracts were $290 and $0 as of March 28, 2026 and December 27, 2025, respectively. Straight-line amortization expense related to these capitalized costs was $2 and $0 during the three months ended March 28, 2026 and March 29, 2025, respectively and is included in selling and administrative expenses in the Company's consolidated condensed statements of operations.

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

	March 28, 2026	December 27, 2025
Customers, trade	$25,030	$21,603
Other receivables	2,309	2,021
Gross receivables	27,339	23,624
Less: allowance for expected credit losses	773	640
Receivables, net	$26,566	$22,984

The activity related to the allowance for expected credit losses is as follows:

	Three Months Ended
	March 28, 2026	March 29, 2025
Beginning balance	$640	$454
Expense for expected credit losses	158	80
Less amounts written-off, net of recoveries	25	31
Ending balance	$773	$503

NOTE 5 - INVENTORIES, NET

Inventories are summarized as follows:

	March 28, 2026	December 27, 2025
Raw materials	$21,689	$20,685
Work-in-process	11,244	8,650
Finished goods	55,634	57,272
Supplies and other	106	88
LIFO reserve	(20,603)	(20,325)
Inventories, net	$68,070	$66,370

Table of Contents    12

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	March 28, 2026	December 27, 2025
Land and improvements	$3,434	$3,434
Buildings and improvements	41,589	41,589
Machinery and equipment	160,919	160,838
Assets under construction	259	202
	206,201	206,063
Accumulated depreciation	(178,142)	(176,909)
Property, plant and equipment, net	$28,059	$29,154

Depreciation of property, plant and equipment, including amounts for finance leases, totaled $1,233 in the three months ended March 28, 2026, respectively and $1,293 in the three months ended March 29, 2025.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	March 28, 2026	December 27, 2025
Compensation and benefits	$6,187	$5,783
Provision for customer rebates, claims and allowances	6,297	5,884
Advanced customer deposits	1,055	863
Outstanding checks in excess of cash	—	15
Other	3,483	3,498
Accrued expenses	$17,022	$16,043

NOTE 8 - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products. Product warranty reserves are included in accrued expenses in the Company's consolidated condensed balance sheets. The following is a summary of the Company's product warranty activity for continuing operations:

	Three Months Ended
	March 28, 2026	March 29, 2025
Product warranty reserve at beginning of period	$470	$598
Warranty liabilities accrued	138	173
Warranty liabilities settled	(138)	(208)
Product warranty reserve at end of period	$470	$563

Table of Contents    13

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 9 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	March 28, 2026	December 27, 2025
Revolving credit facility - MidCap Financial IV Trust	$55,710	$52,706
Term loans	19,311	19,822
Notes payable - other	10,317	10,883
Finance lease obligations	342	304
Deferred financing costs, net	(1,848)	(1,977)
Total debt	83,832	81,738
Less: current portion of long-term debt	59,222	56,642
Long-term debt	$24,610	$25,096

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

Advances under the revolving credit facility bear interest at annual rates equal to SOFR (plus a 0.11448% SOFR adjustment) for a 1 month period, as defined with a floor of 1.00% or published SOFR, plus an applicable margin ranging between 3.75% and 4.25%. The applicable margin is determined based on the revolving loan availability percentage under the revolving credit facility with margins increasing as availability decreases. The Company is subject to a minimum excess availability covenant that is based upon a fixed charge coverage ratio which must be above a 1.10 to 1.00 ratio. The Company is subject to a monthly rolling minimum EBITDA requirement if availability is under 20% of the principal amount of the loan. The weighted-average interest rate on borrowings outstanding under the revolving credit facility were 8.03% for March 28, 2026. The credit agreement is subject to customary terms and conditions and annual administrative and unused line fees with pricing varying based on excess availability.

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

Under the Amendment, the lenders amended the springing minimum trailing twelve-month EBITDA covenant such that the covenant was not applicable for the Defined Periods ending August 30, 2025, November 1, 2025, November 29, 2025, December 27, 2025, January 31, 2026 and February 28, 2026. The Amendment does not otherwise change the minimum trailing twelve‑fiscal‑month EBITDA requirement of $8,969 for each Defined Period ending after February 28, 2026.

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

During any Minimum Excess Availability Period (as defined in the Credit Agreement), the existing higher Availability thresholds continue to apply and are unchanged by the Amendment. In such periods, the Company must maintain Availability of at least the greater of (i) $6,000 and (ii) 12.5% of the revolving commitment. As of March 28, 2026, the unused borrowing availability under the MidCap revolving credit facility was $10,343 which is subject to a $6,000 minimum excess availability requirement.

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

The Company has other financing notes that has terms up to 1 year, bear interest ranging from 6.45% to 6.75% and are due in monthly installments through their maturity dates. The Company's other notes do not contain any financial covenants.

Finance Lease Obligations

The Company's finance lease obligations are due in monthly installments through their maturity dates. The Company's finance lease obligations are secured by the specific equipment leased.
Table of Contents    15

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Debt Maturities

Maturities of long-term debt for periods following March 28, 2026 are as follows:

	Long-Term Debt	Finance Leases (See Note 10)	Total
Remaining for 2026	$58,368	$120	$58,488
2027	2,943	150	3,093
2028	2,973	34	3,007
2029	3,206	17	3,223
2030	2,940	19	2,959
Thereafter	14,908	2	14,910
Total maturities of long-term debt	$85,338	$342	$85,680
Deferred financing costs, net	(1,848)	—	(1,848)
Total long-term debt	$83,490	$342	$83,832

Table of Contents    16

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 10 - LEASES

Leases as Lessee

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	March 28, 2026	December 27, 2025
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$22,541	$23,649

Current portion of operating lease liabilities	Current portion of operating lease liabilities	$4,781	$4,553
Noncurrent portion of operating lease liabilities	Operating lease liabilities	18,963	20,200
Total operating lease liabilities		$23,744	$24,753

Finance Leases:
Finance lease right-of-use assets	Property, plant, and equipment, net	$436	$381

Current portion of finance lease liabilities	Current portion of long-term debt	$165	$150
Noncurrent portion of finance lease liabilities	Long-term debt	177	154
Total financing lease liabilities		$342	$304

Lease cost recognized in the consolidated condensed financial statements is summarized as follows:

	Three Months Ended
	March 28, 2026	March 29, 2025
Operating lease cost	$1,554	$1,432
Variable lease cost	315	350
Total lease costs	$1,869	$1,782

Finance lease cost:
Amortization of lease assets	$24	$24
Interest on lease liabilities	6	6
Total finance lease costs	$30	$30

Table of Contents    17

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
Other supplemental information related to leases is summarized as follows:

	March 28, 2026	March 29, 2025
Weighted average remaining lease term (in years):
Operating leases	5.12	6.16
Finance leases	2.38	2.71

Weighted average discount rate:
Operating leases	7.29%	6.84%
Finance leases	6.87%	5.59%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,454	$1,318
Operating cash flows from finance leases	6	6
Financing cash flows from finance leases	41	37

The following table summarizes the Company's future minimum lease payments under non-cancellable contractual obligations for operating and financing liabilities as of March 28, 2026:

Fiscal Year	Operating Leases	Finance Leases
Remaining for 2026	$4,758	$134
2027	6,381	162
2028	5,822	39
2029	4,987	21
2030	1,991	21
Thereafter	4,756	2
Total future minimum lease payments (undiscounted)	28,695	379
Less: Present value discount	4,951	37
Total lease liability	$23,744	$342

Leases as Lessor

The Company leases or subleases to third parties certain excess space in its facilities, which are included as fixed assets. The leases are accounted for as operating leases and the lease or sublease income is included in other operating income, net. The Company recognizes lease income on a straight-line basis as collectability is probable, including any escalation or lease incentives, as applicable, and the Company continues to recognize the underlying asset which is included in property, plant and equipment, net on the Company's consolidated condensed balance sheets. The leases do not have any residual value guarantees. The Company has elected the practical expedient to combine all non-lease components as a combined component. The nature of the Company’s sublease agreements do not provide for variable lease payments or options to purchase.

Lease income and sublease income related to fixed lease payments is recognized in other operating income, net in the consolidated condensed statement of operations because they are not ordinary activities of the Company and is summarized as follows:

	Three Months Ended
	March 28, 2026	March 29, 2025
Operating lease income	$566	$463

Table of Contents    18

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
The following table summarizes the Company's undiscounted lease payments to be received under operating leases including amounts to be paid by the Company to the head lessor for the next five years and thereafter as of March 28, 2026:

Fiscal Year	Gross Lease Payments	Payments to Head Lessor	Net Lease Payments
2026	$1,635	$323	$1,312
2027	2,221	438	1,783
2028	2,265	447	1,818
2029	2,311	456	1,855
2030	2,357	465	1,892
Thereafter	9,475	1,808	7,667
Total	$20,264	$3,937	$16,327

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

The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	March 28, 2026		December 27, 2025
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$2,346	$2,346	$3,204	$3,204
Restricted cash	3,898	3,898	3,865	3,865

Financial liabilities:
Long-term debt, including current portion	$83,490	$73,689	$81,434	$76,894
Finance leases, including current portion	342	318	304	292

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 12 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers approximately 98% of the Company's current associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $80 and $88 for the three months ended March 28, 2026 and March 29, 2025, respectively.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers associates at one facility who are under a collective-bargaining agreement. The number of associates under the plan represents approximately 2% of the Company's total current associates. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $1 and $1 for the three months ended March 28, 2026 and March 29, 2025, respectively.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations for continuing operations owed to participants under this plan were $13,760 at March 28, 2026 and $16,350 at December 27, 2025 and are included in other long-term liabilities in the Company's consolidated condensed balance sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies for continuing operations was $13,637 at March 28, 2026 and $16,225 at December 27, 2025 and is included in other assets in the Company's consolidated condensed balance sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. Expenses related to the multi-employer pension plan were $6 and $7 for the three months ended March 28, 2026 and March 29, 2025, respectively. If the Company were to withdraw from the multi-employer plan, a withdrawal liability would be due, the amount of which would be determined by the plan. The withdrawal liability, as determined by the plan, would be a function of contribution rates, fund status, discount rates and various other factors at the time of any such withdrawal.

NOTE 13 - INCOME TAXES

The effective tax rate for the three months ended March 28, 2026 was 2.66% and for the three months ended March 29, 2025 was 0.76%. Because the Company maintains a full valuation allowance against its deferred income tax balances, the Company is only able to recognize refundable credits and a small amount of state taxes in the tax expense for the three months of 2026 and 2025. The Company is in a net deferred tax liability position of $91 and $91 at March 28, 2026 and December 27, 2025, respectively, which is included in other long-term liabilities in the Company's consolidated condensed balance sheets.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $589 and $576 at March 28, 2026 and December 27, 2025, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of March 28, 2026 and December 27, 2025.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended
	March 28, 2026	March 29, 2025
Basic earnings (loss) per share:
Income (loss) from continuing operations	$1,354	$(1,582)
Less: Allocation of earnings to participating securities	(61)	—
Income (loss) from continuing operations available to common shareholders - basic	$1,293	$(1,582)
Basic weighted-average shares outstanding (1)	14,533	14,366
Basic income (loss) per share - continuing operations	$0.09	$(0.11)

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to common shareholders - basic	$1,293	$(1,582)
Add: Undistributed earnings reallocated to unvested shareholders	—	—
Loss from continuing operations available to common shareholders - basic	$1,293	$(1,582)
Basic weighted-average shares outstanding (1)	14,533	14,366
Effect of dilutive securities:
Stock options (2)	—	—
Directors' stock performance units (2)	93	—
Diluted weighted-average shares outstanding (1)(2)	14,626	14,366
Diluted earnings (loss) per share - continuing operations	$0.09	$(0.11)

(1)Includes Common and Class B Common shares, excluding unvested participating securities of 881 thousand as of March 28, 2026 and 879 thousand as of March 29, 2025.
(2)Shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded to the extent they are anti-dilutive. There were 315 thousand and 469 thousand aggregate shares excluded for the three months ended March 28, 2026 and March 29, 2025, respectively.

NOTE 15 - STOCK-BASED COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's consolidated condensed statements of operations. The Company's stock compensation expense was $42 and $101 for the three months ended March 28, 2026 and March 29, 2025, respectively.

On March 12, 2026, the Company issued 247,458 shares of restricted stock to certain key employees. The grant-date fair value of the awards was $105, or $0.425 per share, and is expected to be recognized as stock compensation expense over a weighted-average period of 5.7 year from the date the awards were granted. Each award is subject to a continued service condition. The fair value of each restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

Table of Contents    21

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive income, net of tax, are as follows:

Post-Retirement Liabilities
Balance at December 27, 2025	$268
Reclassification of net actuarial gain into earnings from postretirement benefit plans	(7)
Balance at March 28, 2026	$261

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

Legal Proceedings

During the quarter, the Company settled all claims pending against it in the previously reported lawsuit styled Moss Land Company, LLC, et al. v City of Calhoun, et al., in the Superior Court of Gordon County Georgia, case No. 24CV74289, including all claims and counter-claims asserted against the Company in that case by the City of Calhoun, Georgia. Those claims have been dismissed with prejudice or will be dismissed with prejudice imminently.

Additionally, the claims asserted against the Company in the previously reported lawsuit styled the City of Chatsworth, Georgia and Chatsworth Water Works Commission v. 3M Company, et al. in the Superior Court of Murray County, Georgia, Case No. 25-CI-0245, have been dismissed without prejudice.

The Company has reached an agreement in principle to settle the claims against it in the previously reported lawsuits styled William Hartwell Brooks, et al. v City of Calhoun Georgia, et al., in the Superior Court of Gordon County Georgia, Case No. 25CV74289, and James Haley Stephens and Pamela J. Stephens v 3M Company, et al., in the Superior Court of Gordon County Georgia, case No. 25CV75072. Accordingly, the Company expects a prompt dismissal of those claims with prejudice.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 18 - OTHER OPERATING EXPENSE, NET

Other operating expense, net is summarized as follows:

	Three Months Ended
	March 28, 2026	March 29, 2025
Other operating expense, net:
Gain on property, plant and equipment disposals	$—	$(30)
Loss on currency exchanges	11	44
Retirement expense	(15)	(21)
Lease income	(566)	(463)
Lease expenses	490	408
Miscellaneous (income) expense	(4)	(36)
Other operating expense, net	$(84)	$(98)

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
Costs related to the facility consolidation plan were $112 and $115 for the three months ended March 28, 2026 and March 29, 2025, respectively.

NOTE 20 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	Three Months Ended
	March 28, 2026	March 29, 2025
Loss from discontinued operations:
Workers' compensation costs from former textile operations	$(28)	$(29)
Commercial business operations	(175)	(86)
Loss from discontinued operations, before taxes	$(203)	$(115)
Income tax expense	—	—
Loss from discontinued operations, net of tax	$(203)	$(115)

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

Environmental remediation costs from former textile operations

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $2,094 as of March 28, 2026 and $2,120 as of December 27, 2025. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from the Company's estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

For the three months ended March 28, 2026 and March 29, 2025, the Company reclassified the following operations of the Commercial business included in discontinued operations in the accompanying consolidated condensed statements of operations:

	Three Months Ended
	March 28, 2026	March 29, 2025
Net sales	$—	$—
Cost of sales	175	86
Gross profit	(175)	(86)

Selling and administrative expenses	—	—
Loss from discontinued Commercial business operations	$(175)	$(86)

NOTE 21 - SEGMENT REPORTING

Based on applicable accounting standards, the Company has determined that it has one reportable segment, Floorcovering. The Floorcovering segment derives revenues from customers through the sale of residential floorcovering products which include broadloom carpet, rugs, luxury vinyl flooring and engineered hardwood. These products are sold into the designer, retailer, mass merchant and builder markets. The Company derives revenues primarily in the United States and Canada and manages the business activities on a consolidated basis. No customer accounted for more than 10% of net sales in 2026 or 2025, nor did the Company make a significant amount of sales to foreign countries outside of Canada during 2026 or 2025.

The accounting policies of the Floorcovering segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker ("CODM"), which is the Company's Chief Executive Officer, assesses performance of the Floorcovering segment and decides how to allocate resources based on segment operating income (loss). The CODM uses segment operating income to monitor budget versus actual results and is used in assessing the performance of the segment. The measure of segment assets is reported on the balance sheet as total assets.

The following table outlines information about the reported segment including net sales, significant segment expenses, and segment operating income for the three months ended March 28, 2026 and March 29, 2025.

	Three Months Ended
	March 28, 2026	March 29, 2025
Net sales	$59,380	$62,990

Less: significant segment expenses (1)
Cost of sales	40,092	46,088
Selling expenses	10,699	11,603
Administrative expenses	5,297	5,271
Segment operating income	3,292	28

Reconciliation of segment operating income to operating income
Other operating income, net	(84)	(98)
Facility consolidation and severance expenses, net	112	115
Operating income	$3,264	$11

(1)Significant segment expense categories and amounts align with the information that is regularly provided to the CODM, included in the measure of segment profit, and considered to be significant. Amounts include the allocation of corporate overhead.

Table of Contents    23

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
Geographical Disclosures

	Three Months Ended
	March 28, 2026	March 29, 2025
Geographical net sales:
United States	$58,663	$62,218
Canada	545	575
Other	172	197
Total	$59,380	$62,990

	March 28 2026	December 27, 2025
Long-lived assets: (1)
United States	$50,600	$52,803
Other	—	—
Total	$50,600	$52,803

(1)Long-lived assets are comprised of property, plant and equipment - net and operating lease right-of-use assets.

NOTE 22 - SUBSEQUENT EVENTS

On February 20, 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”), which the U.S. administration relied on to impose certain tariffs, does not authorize the administration to impose tariffs. On March 4, 2026, the U.S. Court of International Trade ("CIT") issued an order directing the U.S. Customs and Border Protection (“CBP”) agency to begin formalizing a process for refunds. On April 20, 2026, the CBP launched an online portal that can be used to submit IEEPA tariff refund requests. All requests will be reviewed by the CBP to determine validity prior to the issuance of refunds. The Company was able to submit its IEEPA tariff refund request on April 20, 2026 through the portal. The Company has paid IEEPA tariffs to the U.S. government since the enactment on February 1, 2025, and accordingly the Company submitted its request for refund of $3,318 related to IEEPA tariffs paid during the period from February 1, 2025 to February 20, 2026.

Based on the U.S. Supreme Court's ruling, related CIT proceedings, and the Company's submission of tariff refund requests and assessment of the recoverability of amounts paid, the Company has concluded as of March 28, 2026 that the recovery of previously incurred IEEPA tariffs is probable. Under a loss recovery accounting method, the Company recognized a receivable of $3,318 for the IEEPA tariffs incurred in Receivables - tariff refund within the condensed consolidated balance sheet and a corresponding reversal of Cost of sales for $3,318 within the condensed consolidated statement of income for the three-month period ended March 28, 2026.

Notwithstanding the Company’s conclusion that recovery is probable, the timing and amount of cash receipt remain uncertain and depend on the completion of applicable CBP refund claim procedures, including validation and processing of claims, as well as any further legal, procedural or governmental developments. The Company will continue to monitor guidance issued by and actions taken by the CBP and CIT regarding the refund process. As a result, the recovery of IEEPA tariffs represents a known uncertainty that could materially affect the Company’s future results of operations and cash flows. If the amount ultimately recovered is less than the amount recorded, or if recovery is materially delayed, the Company may be required to record an unfavorable adjustment in a future period.

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

Middle East Conflict

The Middle East conflict that began in late February 2026 materially increased U.S. interest rate volatility, primarily through its effect on energy markets. As oil prices rose sharply amid concerns about potential supply disruptions, particularly through the Strait of Hormuz, market participants reassessed the inflation outlook and the likely path of monetary policy. Expectations shifted toward a more prolonged “higher for longer” Federal Reserve stance, with the anticipated number of rate cuts for 2026 falling close to zero. Although the ceasefire announced on April 8, 2026 has partially reversed the most severe effects on interest rates, we expect volatility to remain elevated until the conflict is more definitively resolved. In addition, higher gasoline and diesel prices impact the cost of many of our products and contribute to a more cautious consumer outlook. Depending on the duration of the conflict, the economic impact will vary across our markets, with increased inflation reducing consumer sentiment and discretionary spending. We will continue monitoring the situation during this period of heightened uncertainty.

Housing Market Update

We continue to be impacted by soft consumer demand driven by persistent inflationary pressures and elevated interest rates. Persistent inflation continues to hinder consumer discretionary spending, which has caused consumers to postpone large purchases of durable goods such as flooring. Macroeconomic factors continue to impact new home construction and residential renovation and remodeling activity. Residential remodeling is a primary sales driver of flooring products, and most flooring is replaced before a home is listed for sale or just after a home purchase is completed. The current housing market conditions have suppressed remodeling activity as home sales remain soft. Housing turnover rates remain suppressed due to high home mortgage rates and consumers continue to face a higher cost of living. We have, to some extent, offset the impact of a soft housing market and decreased renovation activity through cost containment, improved productivity and lower input costs. Due to low housing availability, aging stock and greater household formation, we believe demand in our markets will accelerate when interest rates decline. However, the ongoing impact of soft consumer demand, inflationary pressures and high interest rates to our business, financial condition, and results of operations cannot be determined at this time.

Trade and Tariffs Update

On February 20, 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”), which the U.S. administration relied on to impose certain tariffs, does not authorize the administration to impose tariffs. On March 4, 2026, the U.S. Court of International Trade ("CIT") issued an order directing the U.S. Customs and Border Protection (“CBP”) agency to begin formalizing a process for refunds. On April 20, 2026, the CBP launched an online portal that can be used to submit IEEPA tariff refund requests. All requests will be reviewed by the CBP to determine validity prior to the issuance of refunds. We were able to submit our IEEPA tariff refund request on April 20, 2026 through the portal. We have paid IEEPA tariffs to the U.S. government since the enactment on February 1, 2025, and accordingly we submitted our request for refund of $3.3
Table of Contents    25

million related to IEEPA tariffs paid during the period from February 1, 2025 to February 20, 2026. Based on the U.S. Supreme Court's ruling, related CIT proceedings, and our submission of tariff refund requests and assessment of the recoverability of amounts paid, we have concluded as of March 28, 2026 that the recovery of previously incurred IEEPA tariffs is probable. Under a loss recovery accounting method, we recognized a receivable of $3.3 million for the IEEPA tariffs incurred in Receivables - tariff refund within the condensed consolidated balance sheet and a corresponding reversal of cost of sales for $3.3 million within the condensed consolidated statement of income for the three-month period ended March 28, 2026.

Notwithstanding our conclusion that recovery is probable, the timing and amount of cash receipt remain uncertain and depend on the completion of applicable CBP refund claim procedures, including validation and processing of claims, as well as any further legal, procedural or governmental developments. We will continue to monitor guidance issued by and actions taken by the CBP and CIT regarding the refund process. As a result, the recovery of IEEPA tariffs represents a known uncertainty that could materially affect our future results of operations and cash flows. If the amount ultimately recovered is less than the amount recorded, or if recovery is materially delayed, we may be required to record an unfavorable adjustment in a future period.

We continue to monitor trade policy and tariff announcements, including various executive orders issued by the current U.S. presidential administration. Increased restrictions on global trade, including an increase in U.S. tariffs and any retaliatory responses thereto, could result in, among other things, increased input costs, supply chain disruptions, and decreased consumer demand, any of which may adversely affect our business financial condition and results of operations.

RESULTS OF OPERATIONS
The following tables provide information derived from our unaudited condensed consolidated financial statements for the periods indicated. Percentages used are expressed as a percent of net sales. The discussion that follows each table should be read in conjunction with our unaudited consolidated condensed financial statements as well as our 2025 Annual Report on Form 10-K for the year ended December 27, 2025.
Three Months Ended March 28, 2026 Compared with the Three Months Ended March 29, 2025

Net Sales

	Three Months Ended
($ in thousands)	March 28, 2026	March 29, 2025	Inc./(Dec.)	Inc./(Dec.)
Net Sales	$59,380	$62,990	$(3,610)	(5.7)%

For the first quarter of 2026, our net sales from continuing operations decreased 5.7% compared with the first quarter of 2025. The lower net sales were attributed to continued lower demand driven by continued high interest rates and inflation.

	Three Months Ended
	March 28, 2026	March 29, 2025
Net sales	100.0%	100.0%
Cost of sales	67.5%	73.2%
Gross profit	32.5%	26.8%
Selling and administrative expenses	26.9%	26.8%
Other operating Income, net	(0.1)%	(0.2)%
Facility consolidation and severance expenses, net	0.2%	0.2%
Operating income (loss)	5.5%	0.0%

Gross Profit

Gross profit as a percentage of net sales was 32.5% in the first quarter of 2026 compared with 26.8% in the first quarter of 2025. The higher gross profit percentage in 2026 includes the impact of $3.3 million in IEEPA tariff refunds recorded during the first quarter of 2026.

Table of Contents    26

Selling and Administrative Expenses

Selling and administrative expenses were $16.0 million, or 26.9% of net sales, in the first quarter of 2026 compared with $16.9 million, or 26.8% of net sales in the year earlier period. Selling and administrative expenses as a percentage of net sales increased in the first quarter of 2026 as compared to the first quarter of 2025 due to lower sales volumes offset by lower selling expenses.

Other Operating income, Net

Net other operating income was $84 thousand in the first quarter of 2026 compared with income of $98 thousand in the first quarter of 2025.

Facility Consolidation and Severance Expenses, Net

Facility consolidation and severance expenses in the first quarter of 2026 were $112 thousand compared with $115 thousand in the first quarter of 2025. The expenses in 2026 and 2025 were related to our restructuring plan for the consolidation of our east coast manufacturing.

Operating Income

We reported operating income of $3.3 million in the first quarter of 2026 compared with operating income of $11 thousand in the first quarter of 2025. The increase in operating income was due to $3.3 million in IEEPA tariff refunds recorded during the first quarter of 2026.

Interest Expense

Interest expense increased $412 thousand in the first quarter of 2026 compared with the first quarter of 2025. The increase is primarily the result of higher interest rates in 2026 on our higher levels of debt.

Other (Income) Expense, Net

Net other (income) expense was income of $32 thousand in the first quarter of 2026 compared with an expense of $88 thousand in the first quarter of 2025. Net other (income) expense included a loss of $66 thousand related to an extinguishment of a debt arrangement in the first quarter of 2025.

Income Tax Provision

We recorded an income tax expense from continuing operations of $37 thousand in the first quarter of 2026 compared to an income tax expense of $12 thousand in the first quarter of 2025.

The effective tax rate for the three months ended March 28, 2026 was 2.66% compared with an effective tax rate of 0.76% for the three months ended March 29, 2025. Because we maintain a full valuation allowance against our deferred tax balances, we are only able to recognize refundable credits and a small amount of state taxes in the tax expense for the first quarter of 2026 and 2025. We are in a net deferred tax liability position of $91 thousand at March 28, 2026 and December 27, 2025, which is included in other long-term liabilities in our consolidated condensed balance sheets.

We account for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $589 thousand and $576 thousand at March 28, 2026 and December 27, 2025, respectively. Such benefits, if recognized, would affect our effective tax rate. There were no significant interest or penalties accrued as of March 28, 2026 and December 27, 2025.

Net Income (Loss)

Continuing operations reflected income of $1.4 million, or $0.09 per diluted share, in the first quarter of 2026 compared with a loss of $1.6 million, or $0.11 per diluted share, in the same period in 2025. The loss from discontinued operations was $203 thousand in the first quarter of 2026 compared to a loss of $115 thousand in the first quarter of 2025. See Note 20 to the consolidated condensed financial statements for additional details related to discontinued operations.
Table of Contents    27

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 28, 2026, cash used in operating activities in continuing operations was $2.6 million. An increase in accounts receivable and receivables for tariffs used $7.0 million during the first three months of 2026. Prepaid and other current assets used $782 thousand primarily as a result of prepaid sample and marketing expenses. An increase in inventory used $1.7 million and an increase in accounts payable and accrued expenses generated $4.3 million of cash during the first three months.

Purchases of capital assets for the three months ended March 28, 2026 resulted in a $59 thousand cash out flow to the business. Depreciation and amortization for the three months ended March 28, 2025 were $1.4 million. We expect capital expenditures to be approximately $2.9 million in 2026 while depreciation and amortization is expected to be approximately $5.5 million.

During the three months ended March 28, 2026, cash provided by financing activities was $1.9 million. We had net borrowings on our current revolving credit facility of $3.0 million. We had net payments on notes payable and financing leases of $1.1 million.

As described in Note 9 to the consolidated condensed financial statements, we had $55.7 million of outstanding indebtedness under our senior credit facility that is classified as current as of March 28, 2026. As of the date of these financial statements, the Company’s existing cash and cash equivalents would not be sufficient to satisfy this debt in whole and meet the Company’s operating needs for at least one year after the issuance of these financial statements.

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

Availability under our MidCap Financial Senior Secured Revolving Credit Facility on March 28, 2026 was $10.3 million which is subject to a $6.0 million minimum excess availability requirement. Significant additional cash expenditures above our normal liquidity requirements, significant deterioration in economic conditions or continued operating losses could affect our business and require supplemental financing or other funding sources.

Changes to Critical Accounting Policies

Our critical accounting policies were outlined in Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no changes in our critical accounting policies during 2026.

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

At March 28, 2026, $64,526, or approximately 75% of our total debt, was subject to short-term floating interest rates. A one-hundred basis point fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $645. Included in the $64,526, is the amount outstanding for a term loan of $8,817. The term loan bears interest of 5% for the first five years. The interest rates reset at 7.11% for the term loan in 2025. The term loan rate will continue to reset every 5 years to reflect the then current 5-year treasury rate plus a margin. A one-hundred basis point fluctuation in the interest rate applicable to this floating rate debt would have an annual after-tax impact of approximately $88. See Note 9 to the consolidated condensed financial statements for further discussion of the term loan.

Table of Contents    28

Item 4. Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 28, 2026, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that, as of the Evaluation Date, that due to the existence of a material weakness in our internal control over financial reporting described below, that our disclosure controls and procedures were not effective. However, giving full consideration to the deficiency, we have concluded that that the Consolidated Condensed Financial Statements included in this interim report present fairly, in all material respects our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted principles.

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
Table of Contents    30

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the quarter, we settled all claims pending against us in the previously reported lawsuit styled Moss Land Company, LLC, et al. v City of Calhoun, et al., in the Superior Court of Gordon County Georgia, case No. 24CV74289, including all claims and counter-claims asserted against us in that case by the City of Calhoun, Georgia. Those claims have been dismissed with prejudice or will be dismissed with prejudice imminently.

Additionally, the claims asserted against us in the previously reported lawsuit styled the City of Chatsworth, Georgia and Chatsworth Water Works Commission v. 3M Company, et al. in the Superior Court of Murray County, Georgia, Case No. 25-CI-0245, have been dismissed without prejudice.

We have reached an agreement in principle to settle the claims against us in the previously reported lawsuits styled William Hartwell Brooks, et al. v City of Calhoun Georgia, et al., in the Superior Court of Gordon County Georgia, Case No. 25CV74289, and James Haley Stephens and Pamela J. Stephens v 3M Company, et al., in the Superior Court of Gordon County Georgia, case No. 25CV75072. Accordingly, we expect a prompt dismissal of those claims with prejudice.

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

On February 20, 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”), which the U.S. administration relied on to impose certain tariffs, does not authorize the administration to impose tariffs. On March 4, 2026, the U.S. Court of International Trade ("CIT") issued an order directing the U.S. Customs and Border Protection (“CBP”) agency to begin formalizing a process for refunds. On April 20, 2026, the CBP launched an online portal that can be used to submit IEEPA tariff refund requests. All requests will be reviewed by the CBP to determine validity prior to the issuance of refunds. We were able to submit our IEEPA tariff refund request on April 20, 2026 through the portal. We have paid IEEPA tariffs to the U.S. government since the enactment on February 1, 2025, and accordingly we submitted our request for refund of $3.3 million related to IEEPA tariffs paid during the period from February 1, 2025 to February 20, 2026. Based on the U.S. Supreme Court's ruling, related CIT proceedings, and our submission of tariff refund requests and assessment of the recoverability of amounts paid, we have concluded as of March 28, 2026 that the recovery of previously incurred IEEPA tariffs is probable. Under a loss recovery accounting method, we recognized a receivable of $3.3 million for the IEEPA tariffs incurred in Receivables - tariff refund within the condensed consolidated balance sheet and a corresponding reversal of cost of sales for $3.3 million within the condensed consolidated statement of income for the three-month period ended March 28, 2026.
Table of Contents    31

Notwithstanding our conclusion that recovery is probable, the timing and amount of cash receipt remain uncertain and depend on the completion of applicable CBP refund claim procedures, including validation and processing of claims, as well as any further legal, procedural or governmental developments. We will continue to monitor guidance issued by and actions taken by the CBP and CIT regarding the refund process. As a result, the recovery of IEEPA tariffs represents a known uncertainty that could materially affect our future results of operations and cash flows. If the amount ultimately recovered is less than the amount recorded, or if recovery is materially delayed, we may be required to record an unfavorable adjustment in a future period.

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

Table of Contents    32

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
Table of Contents    33

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

Table of Contents    34

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
Table of Contents    35

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

The following table provides information regarding our repurchases of our Common Stock Shares during the three months ended March 28, 2026:

Fiscal Month Ending	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs (2)
January 31, 2026	—	$—	—
February 28, 2026	—	—	—
March 28, 2026	—	—	—
Three Months Ended March 28, 2026	—	$—	—	$—
(1)We did not have any stock repurchases during the three months ended March 28, 2026.
(2)We currently do not have an active stock repurchase plan.

Item 3. Defaults Upon Senior Securities

Table of Contents    36

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

THE DIXIE GROUP, INC.
(Registrant)

Date: May 11, 2026	By: /s/ Allen L. Danzey
Allen L. Danzey Vice President and Chief Financial Officer

Table of Contents    38