Form 10-Q
period 2026-06-27
DIXIE GROUP INC
filed 2026-08-06
CIK 29332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 27, 2026
OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date.

Class	Outstanding as of July 31, 2026
Common Stock, $3 Par Value	14,099,584 shares
Class B Common Stock, $3 Par Value	1,312,170 shares
Class C Common Stock, $3 Par Value	0 shares
Table of Contents    1

THE DIXIE GROUP, INC.

Table of Contents    2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(amounts in thousands, except share data)

	June 27, 2026	December 27, 2025
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,095	$3,204
Receivables, net of allowances for expected credit losses of $507 and $640	27,773	22,984
Receivables - tariff refunds	3,057	—
Inventories, net	66,929	66,370
Prepaid and other current assets	6,703	5,391
TOTAL CURRENT ASSETS	106,557	97,949

PROPERTY, PLANT AND EQUIPMENT, NET	26,937	29,154
OPERATING LEASE RIGHT-OF-USE ASSETS	23,698	23,649
RESTRICTED CASH	4,033	3,865
OTHER ASSETS	19,011	19,488
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	1,137	1,053
TOTAL ASSETS	$181,373	$175,158

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$24,153	$22,781
Accrued expenses	18,066	16,043
Current portion of long-term debt	58,830	56,642
Current portion of operating lease liabilities	5,254	4,553
Current liabilities of discontinued operations	1,204	1,073
TOTAL CURRENT LIABILITIES	107,507	101,092

LONG-TERM DEBT, NET	23,935	25,096
OPERATING LEASE LIABILITIES	19,623	20,200
OTHER LONG-TERM LIABILITIES	15,800	16,651
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	3,411	3,321
TOTAL LIABILITIES	170,276	166,360

COMMITMENTS AND CONTINGENCIES (See Note 17)

STOCKHOLDERS' EQUITY
Common Stock ($3 par value per share): Authorized 80,000,000 shares, issued and outstanding - 14,099,584 shares for 2026 and 13,929,691 shares for 2025	42,299	41,789
Class B Common Stock ($3 par value per share): Authorized 16,000,000 shares, issued and outstanding - 1,312,170 shares for 2026 and 1,240,285 shares for 2025	3,936	3,721
Additional paid-in capital	159,684	160,335
Accumulated deficit	(195,076)	(197,315)
Accumulated other comprehensive income	254	268
TOTAL STOCKHOLDERS' EQUITY	11,097	8,798
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$181,373	$175,158

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    3

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
NET SALES	$68,614	$68,573	$127,995	$131,563
Cost of sales	48,381	48,557	88,473	94,645
GROSS PROFIT	20,233	20,016	39,522	36,918

Selling and administrative expenses	16,730	16,778	32,726	33,652
Other operating income, net	(90)	(68)	(174)	(166)
Facility consolidation and severance expenses, net	500	117	612	232
OPERATING INCOME	3,093	3,189	6,358	3,200

Interest expense	1,966	1,872	3,871	3,365
Other (income) expense, net	(55)	(4)	(87)	84
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	1,182	1,321	2,574	(249)
Income tax provision	52	67	90	79
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,130	1,254	2,484	(328)
Loss from discontinued operations, net of tax	(42)	(94)	(245)	(209)
NET INCOME (LOSS)	$1,088	$1,160	$2,239	$(537)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.07	$0.08	$0.16	$(0.02)
Discontinued operations	(0.00)	(0.01)	(0.02)	(0.01)
Net income (loss)	$0.07	$0.07	$0.14	$(0.03)

BASIC SHARES OUTSTANDING	14,616	14,496	14,574	14,431

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.07	$0.08	$0.16	$(0.02)
Discontinued operations	(0.00)	(0.01)	(0.02)	(0.01)
Net income (loss)	$0.07	$0.07	$0.14	$(0.03)

DILUTED SHARES OUTSTANDING	14,709	14,589	14,667	14,431

DIVIDENDS PER SHARE:
Common Stock	$—	$—	$—	$—
Class B Common Stock	—	—	—	—

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    4

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(amounts in thousands)

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
NET INCOME (LOSS)	$1,088	$1,160	$2,239	$(537)

OTHER COMPREHENSIVE LOSS, NET OF TAX:
Reclassification of net actuarial gain into earnings from postretirement benefit plans (1)	(7)	(5)	(14)	(10)
Income taxes	—	—	—	—
Reclassification of net actuarial gain into earnings from postretirement benefit plans, net	(7)	(5)	(14)	(10)

TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAX	(7)	(5)	(14)	(10)

COMPREHENSIVE INCOME (LOSS)	$1,081	$1,155	$2,225	$(547)

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

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Six Months Ended
	June 27, 2026	June 28, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Income (loss) from continuing operations	$2,484	$(328)
Loss from discontinued operations	(245)	(209)
Net income (loss)	2,239	(537)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,632	2,783
Net gain on property, plant and equipment disposals	—	(45)
Stock-based compensation expense	88	162
Expense for expected credit losses	204	132
Loss on extinguishment of debt	—	66
Changes in operating assets and liabilities:
Receivables	(4,992)	(5,698)
Receivables - tariff refunds	(3,058)	—
Inventories	(559)	(529)
Prepaid and other current assets	(1,312)	(322)
Accounts payable and accrued expenses	3,410	11,948
Other operating assets and liabilities	(313)	532
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,416)	8,701
NET CASH USED IN OPERATING ACTIVITIES - DISCONTINUED OPERATIONS	(108)	(243)

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sales of property, plant and equipment	—	45
Purchase of property, plant and equipment	(175)	(155)
NET CASH USED IN INVESTING ACTIVITIES	(175)	(110)

CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on previous revolving credit facility	—	(50,000)
Borrowings on current revolving credit facility	135,928	128,164
Payments on current revolving credit facility	(132,955)	(73,902)
Payments on notes payable - buildings and other term loans	(1,026)	(1,074)
Payments on notes payable - other	(1,077)	(1,023)
Payments on finance leases	(83)	(75)
Change in outstanding checks in excess of cash	(15)	(470)
Repurchases of Common Stock	(14)	(26)
Payments for debt issuance costs	—	(1,266)
NET CASH PROVIDED BY FINANCING ACTIVITIES	758	328

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(941)	8,676
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	7,069	19
CASH, CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$6,128	$8,695

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents	2,095	4,386
Restricted cash	4,033	4,309
Total cash, cash equivalents and restricted cash	$6,128	$8,695

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$3,613	$3,281
Income taxes paid, net of tax refunds	58	69
Right-of-use assets obtained in exchange for new operating lease liabilities	2,343	2,996
Equipment purchased under finance lease	79	—

See accompanying notes to the consolidated condensed financial statements.
Table of Contents    6

THE DIXIE GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(amounts in thousands, except share data)

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 27, 2025	$41,789	$3,721	$160,335	$(197,315)	$268	$8,798
Restricted stock grants issued - 247,458 shares	512	230	(742)	—	—	—
Restricted stock grants forfeited - 4,100 shares	(12)	—	12	—	—	—
Stock-based compensation expense	—	—	42	—	—	42
Net income	—	—	—	1,151	—	1,151
Other comprehensive loss	—	—	—	—	(7)	(7)
Balance at March 28, 2026	$42,289	$3,951	$159,647	$(196,164)	$261	$9,984
Repurchases of Common Stock - 33,580 shares	(101)	—	87	—	—	(14)
Class B converted into Common Stock - 4,882 shares	15	(15)	—	—	—	—
Restricted stock grants issued - 32,000 shares	96	—	(96)	—	—	—
Stock-based compensation expense	—	—	46	—	—	46
Net income	—	—	—	1,088	—	1,088
Other comprehensive loss	—	—	—	—	(7)	(7)
Balance at June 27, 2026	$42,299	$3,936	$159,684	$(195,076)	$254	$11,097

	Common Stock	Class B Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 28, 2024	$41,992	$3,748	$159,892	$(189,700)	$286	$16,218
Restricted stock grants forfeited - 1,551 shares	(4)	—	4	—	—	—
Stock-based compensation expense	—	—	101	—	—	101
Net loss	—	—	—	(1,697)	—	(1,697)
Other comprehensive loss	—	—	—	—	(5)	(5)
Balance at March 29, 2025	$41,988	$3,748	$159,997	$(191,397)	$281	$14,617
Repurchases of Common Stock - 60,177 shares	(181)	—	155	—	—	(26)
Class B converted into Common Stock - 9,017 shares	27	(27)	—	—	—	—
Restricted stock grants issued - 32,000 shares	96	—	(96)	—	—	—
Stock-based compensation expense	—	—	61	—	—	61
Net income	—	—	—	1,160	—	1,160
Other comprehensive loss	—	—	—	—	(5)	(5)
Balance at June 28, 2025	$41,930	$3,721	$160,117	$(190,237)	$276	$15,807

See accompanying notes to the consolidated condensed financial statements.

Table of Contents    7

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") for interim financial statements which do not include all the information and notes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (generally consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in The Dixie Group, Inc.'s and its wholly-owned subsidiaries (the "Company") 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 27, 2025. Significant intercompany accounts and transactions have been eliminated in consolidation. The balance sheet as of December 27, 2025 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. Operating results for the three and six month periods ended June 27, 2026 is not necessarily indicative of the results that may be expected for the entire 2026 year.

The consolidated condensed financial statements separately report discontinued operations and the results of continuing operations. Unless specifically noted otherwise, disclosures reflect the results of continuing operations only. The results of discontinued operations are presented in Note 20.

Restricted Cash

Restricted cash represents cash serving as collateral for letters of credit issued for the Company's self-insured workers' compensation program, a lease on one of its facilities and a utility deposit.

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

As of June 27, 2026, the Company has $55,679 of outstanding indebtedness under its senior credit facility that is classified as a current liability, unrestricted cash and cash equivalents of $2,095 and unused availability under its senior credit facility of $5,398, when reduced for the $6,000 minimum excess availability requirement and continued compliance with applicable financial covenants. The Company is required to maintain certain financial ratios and other covenants, which, if not met, could result in an event of default and an acceleration of its outstanding indebtedness. The Company's going concern and liquidity assessment therefore requires significant judgment about its ability to meet these covenants over the next twelve months, including the effectiveness and timing of management’s plans. The Company received waivers or amendments for certain financial covenant violations prior to quarter-end. Compliance with future financial covenants will be dependent on operating performance.

At the time of issuance of these financial statements, conditions and events, including recent operating losses, reduced availability under its credit facility, macroeconomic pressures, past covenant violations cured by waivers and uncertainty of future covenant violations, raised substantial doubt about its ability to continue as a going concern within twelve months after the date the financial statements are issued. Management has developed plans that are intended to improve liquidity and address these conditions, including profit improvement initiatives and seeking additional debt financing. Management is also evaluating opportunities to sale an existing building, subject to customary closing conditions and lender payoff requirements, which would be expected to generate net cash proceeds that would improve liquidity; however, because of the uncertainty of closing on such a sale, management has not assumed the full benefit in concluding whether substantial doubt is alleviated. The Company's evaluation of these plans, and its assumptions regarding their execution and timing, requires significant judgment and is subject to inherent uncertainty, therefore management has concluded that these plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern. The Company’s consolidated condensed financial statements do not include adjustments, if any, that may arise from the outcome of this uncertainty.

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

The Company determined that the Entity is a VIE and the Company's arrangement represents a variable interest in the Entity. The Company has determined that the governance and operating structures of this VIE do not allow it to direct the activities that would significantly affect the Entity's economic performance. In addition, the Company does not have an obligation to absorb losses of the Entity. Therefore, the Company is not the primary beneficiary, and the results of operations and financial position of this VIE are not included in the Company's consolidated condensed financial statements. The Company believes its maximum exposure of this unconsolidated VIE is the current carrying value of the equipment at the Entity's location. The carrying value and maximum exposure of this unconsolidated VIE was $6,240 as of June 27, 2026, and is included within property, plant and equipment, net on the Company’s consolidated condensed balance sheets.

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

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue by end-user markets for the three and six month periods ended June 27, 2026 and June 28, 2025:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Residential floorcovering products	$67,873	$67,707	$126,595	$129,714
Other services	741	866	1,400	1,849
Total net sales	$68,614	$68,573	$127,995	$131,563

Residential floorcovering products. Residential floorcovering products include broadloom carpet, rugs, luxury vinyl flooring and engineered hardwood. These products are sold into the designer, retailer, mass merchant and builder markets.

Other services. Other services include carpet yarn processing and carpet dyeing services.

Contract Balances

Other than receivables that represent an unconditional right to consideration, which are presented separately (See Note 4), the Company does not recognize any contract assets which give conditional rights to receive consideration, as the Company does not incur costs to obtain customer contracts that are recoverable. The Company may receive cash payments from customers in advance of the Company’s performance for limited production run orders resulting in contract liabilities. These contract liabilities are classified in accrued expenses in the consolidated condensed balance sheets based on the timing of when the Company expects to recognize revenue, which is typically less than a year. The net decrease or increase in the contract liabilities is primarily driven by order activity for limited runs requiring deposits offset by the recognition of revenue and the application of deposit on the receivables ledger for such activity during the period. The activity in the advanced deposits for the three and six month periods ended June 27, 2026 and June 28, 2025 is as follows:

Table of Contents    10

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Beginning contract liability	$1,055	$805	$863	$728
Revenue recognized from contract liabilities included in the beginning balance	(587)	(431)	(421)	(762)
Increases due to cash received, net of amounts recognized in revenue during the period	314	350	340	758
Ending contract liability	$782	$724	$782	$724
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

Cost to Fulfill a Contract

The Company recognizes assets for the costs to fulfill a contract with a customer if the costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered in accordance with ASC 340-40 Other Assets and Deferred Costs: Contracts with Customers. The assets related to costs to fulfill contracts with customers are capitalized and amortized over the period the related performance obligations are satisfied which is generally a three year period. The Company changed the terms and conditions on its invoices so that it now recovers the cost of marketing display structures. These assets are capitalized, with the amount recorded in other assets on the accompanying consolidated condensed balance sheets. Capitalized costs to fulfill contracts were $652 and $0 as of June 27, 2026 and December 27, 2025, respectively. Straight-line amortization expense related to these capitalized costs was $10 and $0 during the three months ended June 27, 2026 and June 28, 2025, respectively and $12 and $0 in the six months ended June 27, 2026 and June 28, 2025, respectively. This expense is included in selling and administrative expenses in the Company's consolidated condensed statements of operations.

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

	June 27, 2026	December 27, 2025
Customers, trade	$26,538	$21,603
Other receivables	1,742	2,021
Gross receivables	28,280	23,624
Less: allowance for expected credit losses	507	640
Receivables, net	$27,773	$22,984

The activity related to the allowance for expected credit losses is as follows:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Beginning balance	$773	$503	$640	$454
Expense for expected credit losses	46	52	204	132
Less amounts written-off, net of recoveries	312	16	337	47
Ending balance	$507	$539	$507	$539

NOTE 5 - INVENTORIES, NET

Inventories are summarized as follows:

	June 27, 2026	December 27, 2025
Raw materials	$21,485	$20,685
Work-in-process	11,962	8,650
Finished goods	57,073	57,272
Supplies and other	106	88
LIFO reserve	(23,697)	(20,325)
Inventories, net	$66,929	$66,370

Table of Contents    12

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	June 27, 2026	December 27, 2025
Land and improvements	$3,434	$3,434
Buildings and improvements	41,589	41,589
Machinery and equipment	157,778	160,838
Assets under construction	213	202
	203,014	206,063
Accumulated depreciation	(176,077)	(176,909)
Property, plant and equipment, net	$26,937	$29,154

Depreciation of property, plant and equipment, including amounts for finance leases, totaled $1,237 and $1,294 in the three months ended June 27, 2026 and June 28, 2025, respectively and $2,470 and $2,587 in the six months ended June 27, 2026 and June 28, 2025, respectively.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	June 27, 2026	December 27, 2025
Compensation and benefits	$6,447	$5,783
Provision for customer rebates, claims and allowances	6,417	5,884
Advanced customer deposits	782	863
Outstanding checks in excess of cash	—	15
Other	4,420	3,498
Accrued expenses	$18,066	$16,043

NOTE 8 - PRODUCT WARRANTY RESERVES

The Company generally provides product warranties related to manufacturing defects and specific performance standards for its products. Product warranty reserves are included in accrued expenses in the Company's consolidated condensed balance sheets. The following is a summary of the Company's product warranty activity for continuing operations:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Product warranty reserve at beginning of period	$470	$563	$470	$598
Warranty liabilities accrued	134	181	272	354
Warranty liabilities settled	(122)	(209)	(260)	(417)
Product warranty reserve at end of period	$482	$535	$482	$535

Table of Contents    13

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 9 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	June 27, 2026	December 27, 2025
Revolving credit facility - MidCap Financial IV Trust	$55,679	$52,706
Term loans	18,796	19,822
Notes payable - other	9,806	10,883
Finance lease obligations	300	304
Deferred financing costs, net	(1,816)	(1,977)
Total debt	82,765	81,738
Less: current portion of long-term debt	58,830	56,642
Long-term debt	$23,935	$25,096

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

Advances under the revolving credit facility bear interest at annual rates equal to SOFR (plus a 0.11448% SOFR adjustment) for a 1 month period, as defined with a floor of 1.00% or published SOFR, plus an applicable margin ranging between 3.75% and 4.25%. The applicable margin is determined based on the revolving loan availability percentage under the revolving credit facility with margins increasing as availability decreases. The Company is subject to a minimum excess availability covenant that is based upon a fixed charge coverage ratio which must be above a 1.10 to 1.00 ratio. The Company is subject to a monthly rolling minimum EBITDA requirement if availability is under 20% of the principal amount of the loan. The weighted-average interest rate on borrowings outstanding under the revolving credit facility was 7.98% for June 27, 2026. The credit agreement is subject to customary terms and conditions and annual administrative and unused line fees with pricing varying based on excess availability.

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

During any Minimum Excess Availability Period (as defined in the Credit Agreement), the existing higher Availability thresholds continue to apply and are unchanged by the Amendment. In such periods, the Company must maintain Availability of at least the greater of (i) $6,000 and (ii) 12.5% of the revolving commitment. As of June 27, 2026, the unused borrowing availability under the MidCap revolving credit facility was $5,398 when reduced for the $6,000 minimum excess availability requirement.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Debt Maturities

Maturities of long-term debt for periods following June 27, 2026 are as follows:

	Long-Term Debt	Finance Leases (See Note 10)	Total
Remaining for 2026 (1)	$57,312	$77	$57,389
2027	2,943	150	3,093
2028	2,973	33	3,006
2029	3,206	17	3,223
2030	2,940	19	2,959
Thereafter	14,907	4	14,911
Total maturities of long-term debt	$84,281	$300	$84,581
Deferred financing costs, net	(1,816)	—	(1,816)
Total long-term debt	$82,465	$300	$82,765

(1) This includes $55,679 for the revolving credit facility which requires a lockbox arrangement, which provides for all cash receipts to be swept daily to reduce the balance outstanding. This arrangement, combined with the existence of a “subjective acceleration clause” (as defined by U.S. GAAP) in the revolving credit facility, requires the balance on the revolving credit facility to be classified as a current liability. The “subjective acceleration clause” allows the lender to declare an event of default if there is a material adverse change in the Company's business or financial condition. Upon the occurrence of an event of default, the lender may, among other things, declare all obligations payable in full. The Company does not expect these amounts related to the revolving credit facility to be paid in 2026.

NOTE 10 - LEASES

Leases as Lessee

Balance sheet information related to right-of-use assets and liabilities is as follows:

	Balance Sheet Location	June 27, 2026	December 27, 2025
Operating Leases:
Operating lease right-of-use assets	Operating lease right-of-use assets	$23,698	$23,649

Current portion of operating lease liabilities	Current portion of operating lease liabilities	$5,254	$4,553
Noncurrent portion of operating lease liabilities	Operating lease liabilities	19,623	20,200
Total operating lease liabilities		$24,877	$24,753

Finance Leases:
Finance lease right-of-use assets	Property, plant, and equipment, net	$407	$381

Current portion of finance lease liabilities	Current portion of long-term debt	$167	$150
Noncurrent portion of finance lease liabilities	Long-term debt	133	154
Total financing lease liabilities		$300	$304
Table of Contents    16

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)

Lease cost recognized in the consolidated condensed financial statements is summarized as follows:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Operating lease cost	$1,659	$1,687	$3,213	$3,119
Variable lease cost	150	—	465	325
Total lease costs	$1,809	$1,687	$3,678	$3,444

Finance lease cost:
Amortization of lease assets	$29	$25	$53	$49
Interest on lease liabilities	6	6	12	12
Total finance lease costs	$35	$31	$65	$61

Other supplemental information related to leases is summarized as follows:

	June 27, 2026	June 28, 2025
Weighted average remaining lease term (in years):
Operating leases	4.92	5.72
Finance leases	2.22	2.47

Weighted average discount rate:
Operating leases	7.73%	7.29%
Finance leases	7.03%	5.59%

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,137	$3,016
Operating cash flows from finance leases	12	12
Financing cash flows from finance leases	83	75

The following table summarizes the Company's future minimum lease payments under non-cancellable contractual obligations for operating and financing liabilities as of June 27, 2026:

Fiscal Year	Operating Leases	Finance Leases
Remaining for 2026	$3,492	$86
2027	7,008	162
2028	6,448	39
2029	5,613	21
2030	2,617	21
Thereafter	4,964	3
Total future minimum lease payments (undiscounted)	30,142	332
Less: Present value discount	5,265	32
Total lease liability	$24,877	$300

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

Lease income and sublease income related to fixed lease payments is recognized in other operating income, net in the consolidated condensed statement of operations because they are not ordinary activities of the Company and is summarized as follows:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Operating lease income	$588	$566	$1,154	$1,030

The following table summarizes the Company's undiscounted lease payments to be received under operating leases including amounts to be paid by the Company to the head lessor for the next five years and thereafter as of June 27, 2026:

Fiscal Year	Gross Lease Payments	Payments to Head Lessor	Net Lease Payments
2026	$1,092	$215	$877
2027	2,221	438	1,783
2028	2,265	447	1,818
2029	2,311	456	1,855
2030	2,357	465	1,892
Thereafter	9,475	1,808	7,667
Total	$19,721	$3,829	$15,892

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:

	June 27, 2026		December 27, 2025
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$2,095	$2,095	$3,204	$3,204
Restricted cash	4,033	4,033	3,865	3,865

Financial liabilities:
Long-term debt, including current portion	$82,465	$67,195	$81,434	$76,894
Finance leases, including current portion	300	265	304	292

The fair values of the Company's long-term debt and finance leases were estimated using market rates the Company believes would be available for similar types of financial instruments and represent level 2 measurements. The fair values of cash and cash equivalents and restricted cash approximate their carrying amounts due to the short-term nature of the financial instruments.

NOTE 12 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a 401(k) defined contribution plan that covers approximately 98% of the Company's current associates. This plan includes a mandatory Company match on the first 1% of participants' contributions. The Company matches the next 2% of participants' contributions if the Company meets prescribed earnings levels. The plan also provides for additional Company contributions above the 3% level if the Company attains certain additional performance targets. Matching contribution expense for this 401(k) plan was $247 and $85 for the three months ended June 27, 2026 and June 28, 2025, respectively and $327 and $173 for the six months ended June 27, 2026 and June 28, 2025, respectively.

Additionally, the Company sponsors a 401(k) defined contribution plan that covers associates at one facility who are under a collective-bargaining agreement. The number of associates under the plan represents approximately 2% of the Company's total current associates. Under this plan, the Company generally matches participants' contributions, on a sliding scale, up to a maximum of 2.75% of the participant's earnings. Matching contribution expense for the collective-bargaining 401(k) plan was $1 and $1 for the three months ended June 27, 2026 and June 28, 2025, respectively and $2 and $2 for the six months ended June 27, 2026 and June 28, 2025, respectively.

Non-Qualified Retirement Savings Plan

The Company sponsors a non-qualified retirement savings plan that allows eligible associates to defer a specified percentage of their compensation. The obligations for continuing operations owed to participants under this plan were $15,484 at June 27, 2026 and $16,350 at December 27, 2025 and are included in other long-term liabilities in the Company's consolidated condensed balance sheets. The obligations are unsecured general obligations of the Company and the participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company utilizes a Rabbi Trust to hold, invest and reinvest deferrals and contributions under the plan. Amounts are invested in Company-owned life insurance in the Rabbi Trust and the cash surrender value of the policies for continuing operations was $15,012 at June 27, 2026 and $16,225 at December 27, 2025 and is included in other assets in the Company's consolidated condensed balance sheets.

Multi-Employer Pension Plan

The Company contributes to a multi-employer pension plan under the terms of a collective-bargaining agreement that covers its union-represented employees. Expenses related to the multi-employer pension plan were $7 and $7 for the three months ended June 27, 2026 and June 28, 2025, respectively and $12 and $13 for the six months ended June 27, 2026 and June 28, 2025, respectively. If the Company were to withdraw from the multi-employer plan, a withdrawal liability would be due, the amount of which would be determined by the plan. The withdrawal liability, as determined by the plan, would be a function of contribution rates, fund status, discount rates and various other factors at the time of any such withdrawal.

Table of Contents    19

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 13 - INCOME TAXES

The effective tax rate was 4.40% and 5.07% for the three months ended June 27, 2026 and June 28, 2025, respectively and was 3.50% and 31.73% for the six months ended June 27, 2026 and June 28, 2025, respectively. Because the Company maintains a full valuation allowance against its deferred income tax balances, the Company is only able to recognize refundable credits and a small amount of state taxes in the tax expense for the three months of 2026 and 2025. The Company is in a net deferred tax liability position of $91 and $91 at June 27, 2026 and December 27, 2025, respectively, which is included in other long-term liabilities in the Company's consolidated condensed balance sheets.

The Company accounts for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $583 and $576 at June 27, 2026 and December 27, 2025, respectively. Such benefits, if recognized, would affect the Company's effective tax rate. There were no significant interest or penalties accrued as of June 27, 2026 and December 27, 2025.

The Company and its subsidiaries are subject to United States federal income taxes, as well as income taxes in a number of state jurisdictions. The tax years subsequent to 2021 remain open to examination for U.S. federal income taxes, including the Company's fiscal 2023 income tax return which was recently selected by the IRS for examination. The majority of state jurisdictions remain open for tax years subsequent to 2021. A few state jurisdictions remain open to examination for tax years subsequent to 2020.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
The following table sets forth the computation of basic and diluted earnings (loss) per share from continuing operations:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Basic earnings (loss) per share:
Income (loss) from continuing operations	$1,130	$1,254	$2,484	$(328)
Less: Allocation of earnings to participating securities	(57)	(59)	(118)	—
Income (loss) from continuing operations available to common shareholders - basic	$1,073	$1,195	$2,366	$(328)
Basic weighted-average shares outstanding (1)	14,616	14,496	14,574	14,431
Basic income (loss) per share - continuing operations	$0.07	$0.08	$0.16	$(0.02)

Diluted earnings (loss) per share:
Income (loss) from continuing operations available to common shareholders - basic	$1,073	$1,195	$2,366	$(328)
Add: Undistributed earnings reallocated to unvested shareholders	—	—	—	—
Income (loss) from continuing operations available to common shareholders - basic	$1,073	$1,195	$2,366	$(328)
Basic weighted-average shares outstanding (1)	14,616	14,496	14,574	14,431
Effect of dilutive securities:
Stock options (2)	—	—	—	—
Directors' stock performance units (2)	93	93	93	—
Diluted weighted-average shares outstanding (1)(2)	14,709	14,589	14,667	14,431
Diluted earnings (loss) per share - continuing operations	$0.07	$0.08	$0.16	$(0.02)

(1)Includes Common and Class B Common shares, excluding unvested participating securities of 779 thousand as of June 27, 2026 and 690 thousand as of June 28, 2025.
(2)Shares issuable under stock option plans where the exercise price is greater than the average market price of the Company's Common Stock during the relevant period and directors' stock performance units have been excluded to the extent they are anti-dilutive. There were 315 thousand and 469 thousand aggregate shares excluded for the three and six months ended June 27, 2026 and June 28, 2025, respectively.

NOTE 15 - STOCK-BASED COMPENSATION EXPENSE

The Company recognizes compensation expense relating to share-based payments based on the fair value of the equity instrument issued and records such expense in selling and administrative expenses in the Company's consolidated condensed statements of operations. The Company's stock compensation expense was $46 and $61 for the three months ended June 27, 2026 and June 28, 2025, respectively and $88 and $162 for the six months ended June 27, 2026 and June 28, 2025, respectively.

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

On May 6, 2026, the Company issued 32,000 shares of restricted stock to the Company's non-employee directors. The grant-date fair value of the awards was $12, or $0.360 per share, and is expected to be recognized as stock compensation expense over a weighted-average period of 1.0 year from the date the awards were granted. Each award is subject to a continued service condition. The fair value of each restricted stock awarded was equal to the market value of a share of the Company's Common Stock on the grant date.

Table of Contents    21

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive income, net of tax, are as follows:

Post-Retirement Liabilities
Balance at December 27, 2025	$268
Reclassification of net actuarial gain into earnings from postretirement benefit plans	(14)
Balance at June 27, 2026	$254

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

Legal Proceedings

During the first six months of 2026, the Company settled all claims pending against it in the previously reported lawsuit styled Moss Land Company, LLC, et al. v City of Calhoun, et al., in the Superior Court of Gordon County Georgia, case No. 24CV74289, including all claims and counter-claims asserted against the Company in that case by the City of Calhoun, Georgia. Those claims have been dismissed with prejudice.

Additionally, the claims asserted against the Company in the previously reported lawsuit styled the City of Chatsworth, Georgia and Chatsworth Water Works Commission v. 3M Company, et al. in the Superior Court of Murray County, Georgia, Case No. 25-CI-0245, have been dismissed without prejudice.

The Company has settled all claims against it in the previously reported lawsuits styled William Hartwell Brooks, et al. v City of Calhoun Georgia, et al., in the Superior Court of Gordon County Georgia, Case No. 25CV74289, and James Haley Stephens and Pamela J. Stephens v 3M Company, et al., in the Superior Court of Gordon County Georgia, case No. 25CV75072. Accordingly, the Company expects a prompt dismissal of those claims with prejudice.

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
NOTE 18 - OTHER OPERATING EXPENSE, NET

Other operating expense, net is summarized as follows:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Other operating expense, net:
Gain on property, plant and equipment disposals	$—	$(15)	$—	$(45)
Loss on currency exchanges	26	16	37	60
Retirement expense	35	7	21	(14)
Lease income	(588)	(566)	(1,154)	(1,030)
Lease expenses	399	510	890	918
Miscellaneous (income) expense	38	(20)	32	(55)
Other operating expense, net	$(90)	$(68)	$(174)	$(166)

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
Costs related to this consolidation plan were $111 and $117 for the three months ended June 27, 2026 and June 28, 2025, respectively and $223 and $232 for the six months ended June 27, 2026 and June 28, 2025, respectively.

2026 Consolidation of West Coast Yarn Processing Plan

During 2026, the Company implemented a plan to begin consolidation of a portion of its West Coast yarn processing facility into its Roanoke, Alabama facility in order to reduce its manufacturing costs. Costs for the plan include machinery relocation, inventory relocation, staff reductions and professional fees. Costs related to this consolidation plan were $389 for the three months ended June 27, 2026 and $389 for the six months ended June 27, 2026. Expected costs for this consolidation are expected to be approximately $500.

NOTE 20 - DISCONTINUED OPERATIONS

The Company has either sold or discontinued certain operations that are accounted for as "Discontinued Operations" under applicable accounting guidance. Discontinued operations are summarized as follows:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Loss from discontinued operations:
Workers' compensation costs from former textile operations	$(12)	$(4)	$(40)	$(33)
Commercial business operations	(30)	(93)	(205)	(179)
Loss from discontinued operations, before taxes	$(42)	$(97)	$(245)	$(212)
Income tax expense	—	(3)	—	(3)
Loss from discontinued operations, net of tax	$(42)	$(94)	$(245)	$(209)

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

Environmental remediation costs from former textile operations

Reserves for environmental remediation obligations are established on an undiscounted basis. The Company has an accrual for environmental remediation obligations related to discontinued operations of $2,083 as of June 27, 2026 and $2,120 as of December 27, 2025. The liability established represents the Company's best estimate of possible loss and is the reasonable amount to which there is any meaningful degree of certainty given the periods of estimated remediation and the dollars applicable to such remediation for those periods. The actual timeline to remediate, and thus, the ultimate cost to complete such remediation through these remediation efforts, may differ significantly from the Company's estimates. Pre-tax cost for environmental remediation obligations classified as discontinued operations were primarily a result of specific events requiring action and additional expense in each period.

For the three and six months ended June 27, 2026 and June 28, 2025, the Company reclassified the following operations of the Commercial business included in discontinued operations in the accompanying consolidated condensed statements of operations:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Cost of sales	$30	$93	$205	$179
Gross profit	(30)	(93)	(205)	(179)

Loss from discontinued Commercial business operations	$(30)	$(93)	$(205)	$(179)

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

THE DIXIE GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(amounts in thousands, except per share data) (Continued)
The following table outlines information about the reported segment including net sales, significant segment expenses, and segment operating income for the three and six months ended June 27, 2026 and June 28, 2025.

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales	$68,614	$68,573	$127,995	$131,563

Less: significant segment expenses (1)
Cost of sales	48,381	48,557	88,473	94,645
Selling expenses	11,896	11,963	22,594	23,566
Administrative expenses	4,834	4,815	10,132	10,086
Segment operating income	3,503	3,238	6,796	3,266

Reconciliation of segment operating income to operating income
Other operating income, net	(90)	(68)	(174)	(166)
Facility consolidation and severance expenses, net	500	117	612	232
Operating income	$3,093	$3,189	$6,358	$3,200

(1)Significant segment expense categories and amounts align with the information that is regularly provided to the CODM, included in the measure of segment profit, and considered to be significant. Amounts include the allocation of corporate overhead.

Geographical Disclosures

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Geographical net sales:
United States	$67,938	$68,000	$126,601	$130,218
Canada	558	431	1,104	1,007
Other	118	142	290	338
Total	$68,614	$68,573	$127,995	$131,563

	June 27, 2026	December 27, 2025
Long-lived assets: (1)
United States	$50,635	$52,803
Other	—	—
Total	$50,635	$52,803

(1)Long-lived assets are comprised of property, plant and equipment - net and operating lease right-of-use assets.

NOTE 22 - RECEIVABLE - TARIFF REFUNDS

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

Based on the U.S. Supreme Court's ruling, related CIT proceedings, and the Company's submission of tariff refund requests and assessment of the recoverability of amounts paid, the Company concluded that the recovery of previously incurred IEEPA tariffs is probable. Under a loss recovery accounting method, the Company recognized a receivable of $3,318 for the IEEPA tariffs incurred in Receivables - tariff refund within the condensed consolidated balance sheet and a corresponding reversal of Cost of sales for $3,318 within the condensed consolidated statement of income for the six-month period ended June 27, 2026. During the quarter-ended June 27, 2026, the Company received partial payments of $261 plus an immaterial amount of interest of previously paid tariffs. The Company will continue to monitor regulatory guidance regarding the refund process.

NOTE 23 - SUBSEQUENT EVENTS

Subsequent to June 27, 2026, the Company received additional IEEPA refunds totaling $3,036 plus an immaterial amount of interest. This leaves a remaining receivable balance of $21 for the previously paid tariffs.

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

Middle East Conflict

The Middle East conflict that began in late February 2026 has contributed to increased U.S. interest rate volatility, primarily through its effect on energy markets. As oil prices rose sharply amid concerns about potential supply disruptions, particularly through the Strait of Hormuz, market participants reassessed the inflation outlook and the likely path of monetary policy. We expect volatility to remain elevated until the conflict is definitively resolved. In addition, higher gasoline and diesel prices impact the cost of many of our products and contribute to a more cautious consumer outlook. Depending on the duration of the conflict, the economic impact will vary across our markets, with increased inflation reducing consumer sentiment and discretionary spending. We will continue monitoring the situation during this period of heightened uncertainty.

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
Table of Contents    26

amounts paid, we concluded that the recovery of previously incurred IEEPA tariffs is probable. Under a loss recovery accounting method, we recognized a receivable of $3.3 million for the IEEPA tariffs incurred in Receivables - tariff refund within the condensed consolidated balance sheet and a corresponding reversal of cost of sales for $3.3 million within the condensed consolidated statement of income for the six-month period ended June 27, 2026. Prior to June 27, 2026, we received partial payments of $261 thousand plus an immaterial amount of interest of previously paid tariffs. Subsequent to June 27, 2026, we received additional partial refunds totaling $3.0 million plus an immaterial amount of interest which leaves only $21 thousand remaining of the original receivable. We will continue to monitor regulatory guidance regarding the refund process.

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
Three Months Ended June 27, 2026 Compared with the Three Months Ended June 28, 2025

Net Sales

	Three Months Ended
($ in thousands)	June 27, 2026	June 28, 2025	Inc./(Dec.)	Inc./(Dec.)
Net Sales	$68,614	$68,573	$41	0.1%

For the second quarter of 2026, our net sales from continuing operations were slightly above levels of the second quarter of 2025.

	Three Months Ended
	June 27, 2026	June 28, 2025
Net sales	100.0%	100.0%
Cost of sales	70.5%	70.8%
Gross profit	29.5%	29.2%
Selling and administrative expenses	24.4%	24.5%
Other operating Income, net	(0.1)%	(0.1)%
Facility consolidation and severance expenses, net	0.7%	0.2%
Operating income	4.5%	4.6%

Gross Profit

Gross profit as a percentage of net sales was 29.5% in the second quarter of 2026 compared with 29.2% in the second quarter of 2025. The gross profit percentage in 2026 reflects both cost reductions and improved operating efficiencies in our operations.

Selling and Administrative Expenses

Selling and administrative expenses were $16.7 million, or 24.4% of net sales, in the second quarter of 2026 compared with $16.8 million, or 24.5% of net sales in the year earlier period. Selling and administrative expenses as a percentage of net sales decreased in the second quarter of 2026 as compared to the second quarter of 2025 due to lower selling expenses.

Table of Contents    27

Other Operating income, Net

Net other operating income was $90 thousand in the second quarter of 2026 compared with income of $68 thousand in the second quarter of 2025.

Facility Consolidation and Severance Expenses, Net

Facility consolidation and severance expenses in the second quarter of 2026 were $500 thousand compared with $117 thousand in the second quarter of 2025. The expenses in 2026 included costs related to our restructuring plan for the consolidation of a portion of our west coast yarn processing into our east coast yarn processing and costs related to our east coast consolidation plan.

Operating Income

We reported operating income of $3.1 million in the second quarter of 2026 compared with operating income of $3.2 million in the second quarter of 2025. The decrease in operating income was due to costs associated with the consolidation of our yarn processing facilities during the second quarter of 2026. Costs associated with the consolidation of our yarn processing facilities during the second quarter of 2026 affected operating income in the second quarter.

Interest Expense

Interest expense increased $94 thousand in the second quarter of 2026 compared with the second quarter of 2025. The increase is primarily the result of higher interest rates in 2026 on our debt.

Other (Income) Expense, Net

Net other (income) expense was income of $55 thousand in the second quarter of 2026 compared with income of $4 thousand in the second quarter of 2025. Net other (income) expense includes interest income of $51 thousand in the second quarter of 2026.

Income Tax Provision

We recorded an income tax expense from continuing operations of $52 thousand in the second quarter of 2026 compared to an income tax expense of $67 thousand in the second quarter of 2025.

The effective tax rate for the three months ended June 27, 2026 was 4.40% compared with an effective tax rate of 5.07% for the three months ended June 28, 2025. Because we maintain a full valuation allowance against our deferred tax balances, we are only able to recognize refundable credits and a small amount of state taxes in the tax expense for the second quarter of 2026 and 2025. We are in a net deferred tax liability position of $91 thousand at June 27, 2026 and December 27, 2025, which is included in other long-term liabilities in our consolidated condensed balance sheets.

We account for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $583 thousand and $576 thousand at June 27, 2026 and December 27, 2025, respectively. Such benefits, if recognized, would affect our effective tax rate. There were no significant interest or penalties accrued as of June 27, 2026 and December 27, 2025.

Net Income (Loss)

Continuing operations reflected income of $1.1 million, or $0.07 per diluted share, in the second quarter of 2026 compared with income of $1.3 million, or $0.08 per diluted share, in the same period in 2025. The loss from discontinued operations was $42 thousand in the second quarter of 2026 compared to a loss of $94 thousand in the second quarter of 2025. See Note 20 to the consolidated condensed financial statements for additional details related to discontinued operations.

Table of Contents    28

Six Months Ended June 27, 2026 Compared with the Six Months Ended June 28, 2025

Net Sales

	Six Months Ended
($ in thousands)	June 27, 2026	June 28, 2025	Inc./(Dec.)	Inc./(Dec.)
Net Sales	$127,995	$131,563	$(3,568)	(2.7)%

For the first six months of 2026, our net sales from continuing operations decreased 2.7% compared with the first six months of 2025. The lower net sales were attributed to continued lower demand driven by continued high interest rates and inflation.

	Six Months Ended
	June 27, 2026	June 28, 2025
Net sales	100.0%	100.0%
Cost of sales	69.1%	71.9%
Gross profit	30.9%	28.1%
Selling and administrative expenses	25.6%	25.6%
Other operating Income, net	(0.1)%	(0.1)%
Facility consolidation and severance expenses, net	0.4%	0.2%
Operating income	5.0%	2.4%

Gross Profit

Gross profit as a percentage of net sales was 30.9% in the first six months of 2026 compared with 28.1% in the first six months of 2025. The higher gross profit percentage in 2026 is attributable to the $3.3 million in IEEPA tariff refunds recorded during the first six months of 2026 as well as careful management of costs and improved efficiencies.

Selling and Administrative Expenses

Selling and administrative expenses were $32.7 million, or 25.6% of net sales, in the first six months of 2026 compared with $33.7 million, or 25.6% of net sales in the year earlier period. Selling and administrative expenses as a percentage of net sales remained relatively flat in the first six months of 2026 as compared to the first six months of 2025 due to lower sales volumes offset by lower selling expenses.

Other Operating income, Net

Net other operating income was $174 thousand in the first six months of 2026 compared with income of $166 thousand in the first six months of 2025.

Facility Consolidation and Severance Expenses, Net

Facility consolidation and severance expenses in the first six months of 2026 were $612 thousand compared with $232 thousand in the first six months of 2025. The expenses in 2026 included costs related to our restructuring plan for the consolidation of our yarn processing facilities and costs related to our east coast consolidation plan.

Operating Income

We reported operating income of $6.4 million in the first six months of 2026 compared with operating income of $3.2 million in the first six months of 2025. The increase in operating income was due to $3.3 million in IEEPA tariff refunds recorded during the first six months of 2026.

Table of Contents    29

Interest Expense

Interest expense increased $506 thousand in the first six months of 2026 compared with the first six months of 2025. The increase is primarily the result of higher interest rates in 2026 on our debt.

Other (Income) Expense, Net

Net other (income) expense was income of $87 thousand in the first six months of 2026 compared with expense of $84 thousand in the first six months of 2025. Net other (income) expense includes interest income of $85 thousand in the first six months of 2026. Net other (income) expense included a loss of $66 thousand related to an extinguishment of a debt arrangement in the first six months of 2025.

Income Tax Provision

We recorded an income tax expense from continuing operations of $90 thousand in the first six months of 2026 compared to an income tax expense of $79 thousand in the first six months of 2025.

The effective tax rate for the six months ended June 27, 2026 was 3.50% compared with an effective tax rate of 31.73% for the six months ended June 28, 2025. Because we maintain a full valuation allowance against our deferred tax balances, we are only able to recognize refundable credits and a small amount of state taxes in the tax expense for the first six months of 2026 and 2025. We are in a net deferred tax liability position of $91 thousand at June 27, 2026 and December 27, 2025, which is included in other long-term liabilities in our consolidated condensed balance sheets.

We account for uncertainty in income tax positions according to FASB guidance relating to uncertain tax positions. Unrecognized tax benefits were $583 thousand and $576 thousand at June 27, 2026 and December 27, 2025, respectively. Such benefits, if recognized, would affect our effective tax rate. There were no significant interest or penalties accrued as of June 27, 2026 and December 27, 2025.

Net Income (Loss)

Continuing operations reflected income of $2.5 million, or $0.16 per diluted share, in the first six months of 2026 compared with a loss of $328 thousand, or $0.02 per diluted share, in the same period in 2025. The loss from discontinued operations was $245 thousand in the first six months of 2026 compared to a loss of $209 thousand in the first six months of 2025. See Note 20 to the consolidated condensed financial statements for additional details related to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 27, 2026, cash used in operating activities in continuing operations was $1.4 million. An increase in accounts receivable and receivables for tariffs used $8.1 million during the first six months of 2026. Prepaid and other current assets used $1.3 million primarily as a result of prepaid sample and marketing expenses. An increase in inventory used $559 thousand and an increase in accounts payable and accrued expenses generated $3.4 million of cash during the first six months.

Purchases of capital assets for the six months ended June 27, 2026 resulted in a $175 thousand cash out flow to the business. Depreciation and amortization for the six months ended June 27, 2026 were $2.6 million. We expect capital expenditures to be approximately $2.0 million in 2026 while depreciation and amortization is expected to be approximately $5.5 million.

During the six months ended June 27, 2026, cash provided by financing activities was $758 thousand. We had net borrowings on our current revolving credit facility of $3.0 million. We had net payments on notes payable and financing leases of $2.2 million.

As described in Note 9 to the consolidated condensed financial statements, as of June 27, 2026, we had $55.7 million of indebtedness under our senior credit facility classified as current, due to a subjective acceleration clause in the related loan agreement. Although the debt is classified as current for financial reporting purposes, management does not currently expect repayment of the full outstanding balance within the next twelve months absent an acceleration event. If such an event were to occur, our existing cash and cash equivalents would not be sufficient to satisfy the debt in full and meet our operating needs.

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
Table of Contents    30

significant judgment and is subject to inherent uncertainty. We believe, after having reviewed various financial scenarios, our operating cash flows, credit availability under our revolving credit facility and other sources of financing are adequate to finance our anticipated liquidity requirements under current operating conditions. Our evaluation of these plans, and its assumptions regarding their execution and timing, requires significant judgment and is subject to inherent uncertainty, therefore we have concluded that these plans do not alleviate the substantial doubt about our ability to continue as a going concern. Refer to Note 1 in our consolidated condensed financial statements for detail regarding our assessment as a going concern.

Availability under our MidCap Financial Senior Secured Revolving Credit Facility on June 27, 2026 was $11.4 million which is subject to a $6.0 million minimum excess availability requirement. Significant additional cash expenditures above our normal liquidity requirements, significant deterioration in economic conditions or continued operating losses could affect our business and require supplemental financing or other funding sources.

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

At June 27, 2026, $64,462, or approximately 76% of our total debt, was subject to short-term floating interest rates. A one-hundred basis point fluctuation in the variable interest rates applicable to this floating rate debt would have an annual after-tax impact of approximately $645. Included in the $64,462, is the amount outstanding for a term loan of $8,783. The term loan bears interest of 5% for the first five years. The interest rates reset at 7.11% for the term loan in 2025. The term loan rate will continue to reset every 5 years to reflect the then current 5-year treasury rate plus a margin. A one-hundred basis point fluctuation in the interest rate applicable to this floating rate debt would have an annual after-tax impact of approximately $88. See Note 9 to the consolidated condensed financial statements for further discussion of the term loan.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13(a)-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 27, 2026, the date of the financial statements included in this Form 10-Q (the “Evaluation Date”). Based on that evaluation, our CEO and CFO concluded that, as of the Evaluation Date, due to the existence of a material weakness in our internal control over financial reporting described below, that our disclosure controls and procedures were not effective. However, giving full consideration to the deficiency, we have concluded that the Consolidated Condensed Financial Statements included in this interim report present fairly, in all material respects our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted principles.

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
Table of Contents    31

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the first six months of 2026, we settled all claims pending against us in the previously reported lawsuit styled Moss Land Company, LLC, et al. v City of Calhoun, et al., in the Superior Court of Gordon County Georgia, case No. 24CV74289, including all claims and counter-claims asserted against us in that case by the City of Calhoun, Georgia. Those claims have been dismissed with prejudice.

Additionally, the claims asserted against us in the previously reported lawsuit styled the City of Chatsworth, Georgia and Chatsworth Water Works Commission v. 3M Company, et al. in the Superior Court of Murray County, Georgia, Case No. 25-CI-0245, have been dismissed without prejudice.

We have settled all claims against us in the previously reported lawsuits styled William Hartwell Brooks, et al. v City of Calhoun Georgia, et al., in the Superior Court of Gordon County Georgia, Case No. 25CV74289, and James Haley Stephens and Pamela J. Stephens v 3M Company, et al., in the Superior Court of Gordon County Georgia, case No. 25CV75072. Accordingly, we expect a prompt dismissal of those claims with prejudice.

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

On February 20, 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”), which the U.S. administration relied on to impose certain tariffs, does not authorize the administration to impose tariffs. On March 4, 2026, the U.S. Court of International Trade ("CIT") issued an order directing the U.S. Customs and Border Protection (“CBP”) agency to begin formalizing a process for refunds. On April 20, 2026, the CBP launched an online portal that can be used to submit IEEPA tariff refund requests. All requests will be reviewed by the CBP to determine validity prior to the issuance of refunds. We were able to submit our IEEPA tariff refund request on April 20, 2026 through the portal. We have paid IEEPA tariffs to the U.S. government since the enactment on February 1, 2025, and accordingly we submitted our request for refund of $3.3 million related to IEEPA tariffs paid during the period from February 1, 2025 to February 20, 2026. Based on the U.S. Supreme Court's ruling, related CIT proceedings, and our submission of tariff refund requests and assessment of the recoverability of amounts paid, we have concluded as of March 28, 2026 that the recovery of previously incurred IEEPA tariffs is probable. Under a loss recovery accounting method, we recognized a receivable of $3.3 million for the IEEPA tariffs incurred in Receivables - tariff refund within the condensed consolidated balance sheet and a corresponding reversal of cost of sales for $3.3 million within the condensed consolidated statement of income for the six-month period ended June 27, 2026. Prior to June 27, 2026, we
Table of Contents    33

received partial payments of $261 thousand plus an immaterial amount of interest of previously paid tariffs. Subsequent to June 27, 2026, we received additional partial refunds totaling $3.0 million plus an immaterial amount of interest which leaves only $21 thousand remaining of the original receivable. We will continue to monitor regulatory guidance regarding the refund process.

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
Table of Contents    34

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

Table of Contents    35

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
Table of Contents    36

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
Table of Contents    37

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

Global and/or local pandemics, such as COVID-19, could negatively impact areas where we operate and sell our products and services. The COVID-19 outbreak in 2020 had a material adverse effect on our ability to operate and our results of operations as public health organizations recommended, and many governments implemented, measures to slow and limit the transmission of the virus, including shelter in place and social distancing ordinances. Although the accessibility of vaccines and other preventive measures have lessened the impact, new variants or other pandemics may necessitate a return of such restrictive, preventive measures which may have a material adverse effect on our business for an indefinite period of time, such as the potential shut down of certain locations, decreased employee availability, disruptions to the businesses of our selling channel partners, and others. Our suppliers and customers may also face these and other challenges, which could lead to a disruption in our supply chain as well as decreased construction and renovation spending and consumer demand for our products and services.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Common Stock

The following table provides information regarding our repurchases of our Common Stock Shares during the three months ended June 27, 2026:

Fiscal Month Ending	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or approximate dollar value) of Shares That May Yet Be Purchased Under Plans or Programs (2)
May 2, 2026	33,580	$0.40	—
May 30, 2026	—	—	—
June 27, 2026	—	—	—
Three Months Ended June 27, 2026	33,580	$0.40	—	$—
(1)During the three months ended June 27, 2026, 33,580 shares were withheld from employees in lieu of cash payments for withholding taxes due for a total amount of $13,432 pursuant to the terms of the applicable incentive plans.
(2)We currently do not have an active stock repurchase plan.

Item 3. Defaults Upon Senior Securities

None.

Table of Contents    38

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

THE DIXIE GROUP, INC.
(Registrant)

Date: August 6, 2026	By: /s/ Allen L. Danzey
Allen L. Danzey Vice President and Chief Financial Officer

Table of Contents    40